Form 10-Q
period 1993-12-31
INSTRUMENT SYSTEMS CORP /DE/
filed 1994-02-11
CIK 50725

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1993

                                      OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number:  1-6620


                        INSTRUMENT SYSTEMS CORPORATION
            (Exact name of registrant as specified in its charter)


           DELAWARE                                        11-1893410
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


100 JERICHO QUADRANGLE, JERICHO, NEW YORK                    11753
(Address of principal executive offices)                   (Zip Code)


                                  (516) 938-5544
             (Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                   X   Yes                 No
                                                ------              ------
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 35,234,043 shares of Common Stock as of January 31, 1994.

                                   FORM 10-Q

                                   CONTENTS



                                                                            PAGE
                                                                            ----
PART I -  FINANCIAL INFORMATION (Unaudited)

          Condensed Consolidated Balance Sheets at December 31, 1993
          and September 30, 1993 ...........................................  1

          Condensed Consolidated Statements of Income for the Three
          Months Ended December 31, 1993 and 1992 ..........................  3

          Condensed Consolidated Statements of Cash Flows for the Three
          Months Ended December 31, 1993 and 1992 ..........................  4

          Notes to Condensed Consolidated Financial Statements .............  5

          Management's Discussion and Analysis of Financial Condition and
          Results of Operations ............................................  7


PART II - OTHER INFORMATION

          Item 1:  Legal Proceedings .......................................  8

          Item 2:  Changes in Securities ...................................  8

          Item 3:  Defaults upon Senior Securities .........................  8

          Item 4:  Submission of Matters to a Vote of Security Holders .....  8

          Item 5:  Other Information .......................................  9

          Item 6:  Exhibits and Reports on Form 8-K ........................  9

          Signature ........................................................ 10

                INSTRUMENT SYSTEMS CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                December 31,     September 30,
                                                    1993             1993
                                                ------------     -------------
                                                (Unaudited)        (Note 1)
ASSETS

   CURRENT ASSETS:

     Cash and cash equivalents                  $ 27,550,000     $ 26,466,000

     Marketable securities                        24,170,000       11,095,000

     Accounts receivable, less allowance
       for doubtful accounts                      44,968,000       51,885,000

     Contract costs and recognized
       income not yet billed                      28,278,000       35,453,000

     Inventories (Note 2)                         59,097,000       55,985,000

     Investment in affiliate, sold in
       October 1993 (Note 4)                         ---           11,615,000

     Prepaid expenses and other current
        assets                                     6,669,000        7,094,000
                                                ------------      -----------
        Total current assets                     190,732,000      199,593,000

   PROPERTY, PLANT AND EQUIPMENT
      at cost, less accumulated depreciation
      and amortization of $43,105,000 at
      December 31, 1993 and $40,939,000 at
      September 30, 1993                          48,394,000       49,807,000

   OTHER ASSETS                                   20,111,000       20,870,000
                                                ------------     ------------
                                                $259,237,000     $270,270,000
                                                ============     ============

           See notes to condensed consolidated financial statements.

                INSTRUMENT SYSTEMS CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                December 31,     September 30,
                                                    1993             1993
                                                ------------     -------------
                                                (Unaudited)         (Note 1)
LIABILITIES AND SHARHOLDERS' EQUITY

   CURRENT LIABILITIES:

     Accounts payable                           $ 23,985,000     $ 30,896,000
     Other current liabilities                    50,895,000       51,914,000
                                                ------------     ------------
       Total current liabilities                  74,880,000       82,810,000
                                                ------------     ------------
   LONG-TERM DEBT                                 17,070,000       23,298,000
                                                ------------     ------------
   EMPLOYEE STOCK OWNERSHIP PLAN AND
     OTHER OBLIGATIONS                             2,203,000        2,849,000
                                                ------------     ------------
   SHAREHOLDERS' EQUITY:
   Preferred stock, par value $.25 per share,
     authorized 3,000,000 shares --
     Second Preferred Stock, Series I,
       authorized 1,950,000 shares, issued
       1,678,791 shares at December 31, 1993
       and 1,680,491 shares at September 30,
       1993 (liquidation value $16,788,000
       and $16,805,000, respectively).               420,000          420,000
   Common Stock, par value $.25 per share,
     authorized 85,000,000 shares, issued
     35,877,822 shares at December 31, 1993
     and 35,803,344 shares at September 30,
     1993, and 590,300 shares and 202,900
     shares in treasury at December 31, 1993
     and September 30, 1993, respectively          8,969,000        8,951,000

   Other shareholders' equity                    155,695,000      151,942,000
                                                ------------     ------------
      Total shareholders' equity                 165,084,000      161,313,000
                                                ------------     ------------
                                                $259,237,000     $270,270,000
                                                ============     ============

           See notes to condensed consolidated financial statements.

                INSTRUMENT SYSTEMS CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                               THREE MONTHS ENDED DECEMBER 31,
                                               -------------------------------
                                                    1993             1992
                                                    ----             ----
Net sales                                       $116,155,000     $103,582,000

Cost of sales                                     81,788,000       73,065,000
                                                ------------     ------------
       Gross profit                               34,367,000       30,517,000

Selling, general and administrative
   expenses                                       22,917,000       21,077,000
                                                ------------     ------------
       Income from operations                     11,450,000        9,440,000
                                                ------------     ------------
Other income (expense):
       Interest expense                             (461,000)        (502,000)
       Interest income                               452,000          234,000
       Other, net                                     92,000          206,000
                                                ------------     ------------
                                                      83,000          (62,000)
                                                ------------     ------------
       Income from continuing operations
         before income taxes                      11,533,000        9,378,000
                                                ------------     ------------
Provision for income taxes:
   Federal                                         3,892,000        2,907,000
   State and other                                   836,000          859,000
                                                ------------     ------------
                                                   4,728,000        3,766,000
                                                ------------     ------------
   Income from continuing operations               6,805,000        5,612,000

Discontinued operations, net of income
     tax effect                                      ---              173,000
                                                ------------     ------------
     Net income                                 $  6,805,000     $  5,785,000
                                                ============     ============
Net income per share of common stock (Note 3)   $        .18     $        .15
                                                ============     ============

           See notes to condensed consolidated financial statements.

                      INSTRUMENT SYSTEMS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                            THREE MONTHS ENDED DECEMBER 31,
                                                            -------------------------------
                                                                 1993            1992
                                                                 ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                   $  6,805,000    $  5,785,000
                                                             ------------    ------------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                              2,359,000       2,335,000
     Provision for losses on accounts receivable                  191,000         185,000
     Income from discontinued operations                          ---            (263,000)
     Change in assets and liabilities:
       Decrease in accounts receivable and contract
         costs and recognized income not yet billed            13,901,000       7,430,000
       Increase in inventories                                 (3,112,000)     (1,140,000)
       Increase in prepaid expenses and other assets             (541,000)       (540,000)
       Decrease in accounts payable, accrued liabilities
         and Federal income taxes                             (11,043,000)     (5,069,000)
     Other changes, net                                            (8,000)         62,000
                                                             ------------    ------------
   Total adjustments                                            1,747,000       3,000,000
                                                             ------------    ------------
                Net cash provided by operating activities       8,552,000       8,785,000
                                                             ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Net increase in marketable securities                      (13,075,000)     (2,456,000)
   Acquisition of property, plant and equipment                  (804,000)     (1,637,000)
   Proceeds from sale of investment in affiliate               11,615,000         ---
   (Increase) decrease in equipment lease deposits
      and other                                                 1,219,000        (625,000)
                                                             ------------    ------------
                Net cash used in investing activities          (1,045,000)     (4,718,000)
                                                             ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Purchase of treasury shares                                 (3,338,000)       (391,000)
   Payment of long-term debt                                   (3,249,000)       (104,000)
   Other, net                                                     164,000         182,000
                                                             ------------    ------------
                Net cash used by financing activities          (6,423,000)       (313,000)
                                                             ------------    ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                       1,084,000       3,754,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               26,466,000      18,007,000
                                                             ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 27,550,000    $ 21,761,000
                                                             ============    ============

                 See notes to condensed consolidated financial statements.

                INSTRUMENT SYSTEMS CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  Basis of Presentation -

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at September 30, 1993 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 1993 are not necessarily indicative of the results that may be expected for the year ended September 30, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to shareholders for the year ended September 30, 1993. The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," during the quarter ended December 31, 1993. Adoption of this standard did not have a material effect on the Company's financial position or results of operations. Prior periods have not been restated to reflect this standard.

(2)  Inventories -

      Inventories, stated at the lower of cost (first-in, first-out or average) or market, are comprised of the following:

                                           December 31,    September 30,
                                               1993            1993
                                           ------------    -------------
      Finished goods . . . . . . . . . .   $14,071,000      $13,136,000

      Work in process  . . . . . . . . .    24,379,000       22,383,000

      Raw materials and supplies . . . .    20,647,000       20,466,000
                                           -----------      -----------
                                           $59,097,000      $55,985,000
                                           ===========      ===========

(3)  Net Income Per Share -

      Net income per share is calculated using the weighted average number of shares of common stock, and where dilutive, common stock equivalents outstanding during each period. Shares used in computing per share results were 37,928,000 and 37,902,000 for the three months ended December 31, 1993 and 1992, respectively.

(4)  Discontinued Operations -

      The sale of the Company's 25% interest in Oneita Industries, Inc. was completed in October 1993 for approximately $11,500,000. As a result, the operating results for the three months ended December 31, 1992 have been reclassified to reflect Oneita as a discontinued operation.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS


Results of Operations

      Net sales were $116.2 million in the three-month period ended December 31, 1993, an increase of $12.6 million or 12.1% over last year. Net sales of the building products business were $61.1 million, an increase of $10.8 million or 21.4% over last year. The increase was principally due to increased unit sales of garage doors. Net sales of the specialty plastic films business were $26.9 million, approximately the same as last year. Net sales of the electronic information and communication systems business were $19.2 million, up $1.5 million or 8.8% over last year. The higher sales were principally due to new program awards.

      Income from operations for the three-month period ended December 31, 1993 was $11.5 million, an increase of $2.0 million or 21.3% over last year. Operating income of the building products business increased $1.8 million over last year primarily due to the increased sales. Operating income of the specialty plastic films business increased by $.7 million compared to last year primarily due to production efficiencies and lower raw material costs. Operating income of the electronic information and communication systems business decreased by $.5 million principally due to a higher proportion of development contracts compared to the prior year and slightly increased G&A expenses.

      Interest expense of $.5 million was approximately the same as in the prior year. Interest income of $.5 million was $.3 million higher than last year principally due to the investment of the proceeds from the October 1993 sale of the 25% ownership interest in Oneita Industries, Inc.

Liquidity and Capital Resources

      Cash flow generated from operations was $8.5 million after income tax payments of $4.1 million. Cash and marketable securities increased by $14.2 million to $51.7 million. Working capital was $115.9 million, approximately the same as at September 30, 1993.

      Cash flows from investing activities were principally due to $11.6 million of proceeds received from the sale of the Company's ownership interest in Oneita Industries, Inc.

      Cash flows used by financing activities included debt reduction of $3.2 million and expenditures of approximately $3.3 million for the purchase of 387,400 shares of Common Stock in connection with the Company's previously announced stock buyback program. In January 1994, approximately $1.5 million was expended to acquire additional treasury shares.

      Anticipated cash flows from operations, together with existing cash and lease line availability, should be adequate to finance presently anticipated short and long-term liquidity needs.

                INSTRUMENT SYSTEMS CORPORATION AND SUBSIDIARIES

                          PART II - OTHER INFORMATION


Item 1      Legal Proceedings

            Instrument Systems Corporation -- Sinclair Refinery Superfund Site -- Wellsville, New York. As previously reported, the Atlantic Richfield Company ("ARCO") initially notified the Company in 1991 that based upon ARCO's investigation of the groundwater at the Sinclair Refinery Superfund Site in Wellsville, New York, a portion of which ("Operable Unit II") allegedly is owned currently by an indirect wholly-owned subsidiary of the Company, ISC Development Corp., the shallow acquifer underlying the Site was found to be contaminated with various hazardous substances. It is ARCO's contention that manufacturing operations conducted at ISC Development Corp.'s premises (which were leased to a third party) may have contributed to this contamination and that as an owner and/or operator, the Company would be jointly and severally liable as a responsible party for the costs of remediation under Section 107 of CERCLA.

            On or about October 26, 1992, a demand notice was served on the Company requesting essentially that the Company contribute equitably to the response costs being incurred by ARCO.

            On or about January 26, 1994, ARCO served the Company with a summons and complaint in an action pending in the United States District Court for the Western District of New York. The Company has been named as one of several defendants whom the plaintiff claims should be held jointly and severally liable for the costs incurred and to be incurred by ARCO in the remediation and clean up of portions of the Sinclair Refinery Superfund Site.

Item 2      Changes in Securities

            None

Item 3      Defaults upon Senior Securities

            None

Item 4      Submission of Matters to a Vote of Security Holders

            (a) The Registrant held its Annual Meeting of Stockholders on February 8, 1994.

            (b)   Not applicable.

            (c) (i) A proposal to adopt an Outside Director Stock Award Plan was approved at the Annual Meeting. Votes cast at this meeting were 25,748,514 shares for, 2,118,509 shares against and 349,649 shares abstaining.

                  (ii) Four directors were elected at the Annual Meeting of Stockholders to serve until the Annual Meeting of Stockholders in 1997 or until their successors are chosen and qualified. The names of these Directors and votes cast in favor of their election and shares withheld are as follows:

                         NAME               VOTES FOR      VOTES WITHHELD
                         ----               ---------      --------------
                  Robert Balemian           27,577,661        673,252
                  Harvey R. Blau            27,589,031        661,882
                  Ronald J. Kramer          27,412,409        838,504
                  Lieutenant General        27,563,279        687,634
                    James W. Stansberry
                    (Ret.)

Item 5      Other Information

            None

Item 6      Exhibits and Reports on Form 8-K

            Report on Form 8-K dated October 6, 1993 covering Item 2 -- Disposition of Assets and Item 7 -- Financial Statements and Exhibits.

                                   SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          INSTRUMENT SYSTEMS CORPORATION



                                          By  Robert Balemian
                                              ----------------------------
                                              Robert Balemian
                                              President
                                              (Principal Financial Officer)




Date February 9, 1994