Form 10-Q
period 1994-03-31
INSTRUMENT SYSTEMS CORP /DE/
filed 1994-05-11
CIK 50725

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

                                      OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

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

                                                   X   Yes                 No
                                                 -----               -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 35,026,849 shares of Common Stock as of April 30, 1994.

                                   FORM 10-Q

                                   CONTENTS


                                                                           PAGE
                                                                           ----

PART I -  FINANCIAL INFORMATION (Unaudited)

          Condensed Consolidated Balance Sheets at March 31, 1994
          and September 30, 1993 ...........................................  1

          Condensed Consolidated Statements of Income for the Three
          Months and Six Months Ended March 31, 1994 and 1993 ..............  3

          Condensed Consolidated Statements of Cash Flows for the Six
          Months Ended March 31, 1994 and 1993 .............................  5

          Notes to Condensed Consolidated Financial Statements .............  6

          Management's Discussion and Analysis of Financial Condition and
          Results of Operations ............................................  8


PART II - OTHER INFORMATION

          Item 1:  Legal Proceedings ....................................... 10

          Item 2:  Changes in Securities ................................... 10

          Item 3:  Defaults upon Senior Securities ......................... 10

          Item 4:  Submission of Matters to a Vote of Security Holders ..... 10

          Item 5:  Other Information ....................................... 10

          Item 6:  Exhibits and Reports on Form 8-K ........................ 10

          Signature ........................................................ 11

                INSTRUMENT SYSTEMS CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 March 31,       September 30,
                                                   1994              1993
                                                -----------      -------------
                                                (Unaudited)        (Note 1)
ASSETS

   CURRENT ASSETS:

     Cash and cash equivalents                  $ 18,832,000     $ 26,466,000

     Marketable securities                        26,070,000       11,095,000

     Accounts receivable, less allowance
       for doubtful accounts                      49,696,000       51,885,000

     Contract costs and recognized
       income not yet billed                      28,567,000       35,453,000

     Inventories (Note 2)                         59,059,000       55,985,000

     Investment in affiliate, sold in
       October 1993 (Note 4)                         ---           11,615,000

     Prepaid expenses and other current
        assets                                     6,676,000        7,094,000
                                                ------------     ------------

        Total current assets                     188,900,000      199,593,000

   PROPERTY, PLANT AND EQUIPMENT
      at cost, less accumulated depreciation
      and amortization of $45,303,000 at
      March 31, 1994 and $40,939,000 at
      September 30, 1993                          47,745,000       49,807,000

   OTHER ASSETS                                   20,851,000       20,870,000
                                                ------------     ------------

                                                $257,496,000     $270,270,000
                                                ============     ============

           See notes to condensed consolidated financial statements.

                INSTRUMENT SYSTEMS CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 March 31,       September 30,
                                                   1994              1993
                                                -----------      -------------
                                                (Unaudited)        (Note 1)
LIABILITIES AND SHARHOLDERS' EQUITY

   CURRENT LIABILITIES:

     Accounts payable                           $ 25,608,000     $ 30,896,000
     Other current liabilities                    45,278,000       51,914,000
                                                ------------     ------------

       Total current liabilities                  70,886,000       82,810,000
                                                ------------     ------------

   LONG-TERM DEBT                                 16,998,000       23,298,000
                                                ------------     ------------

   EMPLOYEE STOCK OWNERSHIP PLAN AND
     OTHER OBLIGATIONS                             2,057,000        2,849,000
                                                ------------     ------------

   SHAREHOLDERS' EQUITY:
   Preferred stock, par value $.25 per share,
     authorized 3,000,000 shares --
     Second Preferred Stock, Series I,
       authorized 1,950,000 shares, issued
       1,677,727 shares at March 31, 1994
       and 1,680,491 shares at September 30,
       1993 (liquidation value $16,777,000
       and $16,805,000, respectively).               419,000          420,000
   Common Stock, par value $.25 per share,
     authorized 85,000,000 shares, issued
     35,964,650 shares at March 31, 1994
     and 35,803,344 shares at September 30,
     1993, and 885,300 shares and 202,900
     shares in treasury at March 31, 1994
     and September 30, 1993, respectively          8,991,000        8,951,000

   Other shareholders' equity                    158,145,000      151,942,000
                                                ------------     ------------

      Total shareholders' equity                 167,555,000      161,313,000
                                                ------------     ------------

                                                $257,496,000     $270,270,000
                                                ============     ============

           See notes to condensed consolidated financial statements.

                INSTRUMENT SYSTEMS CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                THREE MONTHS ENDED MARCH 31,

                                                    1994             1993
                                                    ----             ----
Net sales                                       $105,857,000     $94,734,000

Cost of sales                                     74,558,000      67,613,000
                                                ------------     -----------
       Gross profit                               31,299,000      27,121,000

Selling, general and administrative
   expenses                                       22,947,000      19,829,000
                                                ------------     -----------
       Income from operations                      8,352,000       7,292,000
                                                ------------     -----------

Other income (expense):
       Interest expense                             (430,000)       (501,000)
       Interest income                               394,000         214,000
       Other, net                                     34,000         543,000
                                                ------------     -----------
                                                      (2,000)        256,000
                                                ------------     -----------

       Income from continuing operations
         before income taxes                       8,350,000       7,548,000
                                                ------------     -----------

Provision for income taxes:
   Federal                                         2,808,000       2,269,000
   State and other                                   616,000         650,000
                                                ------------     -----------
                                                   3,424,000       2,919,000
                                                ------------     -----------

   Income from continuing operations               4,926,000       4,629,000

Discontinued operations, net of income
   tax effect                                        ---             193,000
                                                ------------     -----------
     Net income                                 $  4,926,000     $ 4,822,000
                                                ============     ===========

Income per share of common stock (Note 3):
     Continuing operations                      $        .13     $       .12
     Discontinued operations                              --             .01
                                                ------------     -----------
     Net income                                 $        .13     $       .13
                                                ============     ===========

           See notes to condensed consolidated financial statements.

                      INSTRUMENT SYSTEMS CORPORATION AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                        (Unaudited)

                                                  SIX MONTHS ENDED MARCH 31,

                                                    1994             1993
                                                    ----             ----
Net sales                                       $222,012,000     $198,316,000

Cost of sales                                    156,346,000      140,678,000
                                                ------------     ------------
       Gross profit                               65,666,000       57,638,000

Selling, general and administrative
   expenses                                       45,864,000       40,906,000
                                                ------------     ------------
       Income from operations                     19,802,000       16,732,000
                                                ------------     ------------

Other income (expense):
       Interest expense                             (891,000)      (1,003,000)
       Interest income                               846,000          448,000
       Other, net                                    126,000          749,000
                                                ------------     ------------
                                                      81,000          194,000
                                                ------------     ------------

       Income from continuing operations
         before income taxes                      19,883,000       16,926,000
                                                ------------     ------------

Provision for income taxes:
   Federal                                         6,700,000        5,176,000
   State and other                                 1,452,000        1,509,000
                                                ------------     ------------
                                                   8,152,000        6,685,000
                                                ------------     ------------

   Income from continuing operations              11,731,000       10,241,000

Discontinued operations, net of income
   tax effect                                        ---              366,000
                                                ------------     ------------
     Net income                                 $ 11,731,000     $ 10,607,000
                                                ============     ============

Income per share of common stock (Note 3):
     Continuing operations                      $        .31     $        .27
     Discontinued operations                              --              .01
                                                ------------     ------------
     Net income                                 $        .31     $        .28
                                                ============     ============

                 See notes to condensed consolidated financial statements.

                      INSTRUMENT SYSTEMS CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                              SIX MONTHS ENDED MARCH 31,

                                                                 1994            1993
                                                                 ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                   $ 11,731,000    $10,607,000
                                                             ------------    -----------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                               4,730,000      4,677,000
    Provision for losses on accounts receivable                   379,000        332,000
    Income from discontinued operations                           ---           (555,000)
    Change in assets and liabilities:
      Decrease in accounts receivable and contract
      costs and recognized income not yet billed                8,696,000      4,066,000
      Increase in inventories                                  (2,995,000)    (5,181,000)
      (Increase) decrease in prepaid expenses and other
        assets                                                   (434,000)       281,000
      Decrease in accounts payable, accrued liabilities
        and Federal income taxes                              (14,542,000)    (9,318,000)
    Other changes, net                                            (23,000)        25,000
                                                             ------------    -----------
   Total adjustments                                           (4,189,000)    (5,673,000)
                                                             ------------    -----------
                Net cash provided by operating activities       7,542,000      4,934,000
                                                             ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Net (increase) decrease in marketable securities           (14,975,000)       259,000
   Acquisition of property, plant and equipment                (2,337,000)    (3,836,000)
   Proceeds from sale of investment in affiliate               11,615,000        ---
   Acquired businesses                                         (1,557,000)       ---
   Decrease in equipment lease deposits and other               1,665,000      2,733,000
                                                             ------------    -----------
                Net cash used in investing activities          (5,589,000)      (844,000)
                                                             ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Purchase of treasury shares                                 (6,037,000)      (550,000)
   Proceeds from issuance of long-term debt                     1,900,000      1,000,000
   Payment of long-term debt                                   (5,716,000)    (1,403,000)
   Other, net                                                     266,000        297,000
                                                             ------------    -----------
                Net cash used by financing activities          (9,587,000)      (656,000)
                                                             ------------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (7,634,000)     3,434,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               26,466,000     18,007,000
                                                             ------------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 18,832,000    $21,441,000
                                                             ============    ===========

                 See notes to condensed consolidated financial statements.

                INSTRUMENT SYSTEMS CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  Basis of Presentation -

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at September 30, 1993 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ended September 30, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to shareholders for the year ended September 30, 1993. The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," during the quarter ended December 31, 1993. Adoption of this standard did not have a material effect on the Company's financial position or results of operations. Prior periods have not been restated to reflect this standard.

(2)  Inventories -

      Inventories, stated at the lower of cost (first-in, first-out or average) or market, are comprised of the following:

                                            March 31,      September 30,
                                              1994             1993
                                           -----------     -------------
      Finished goods . . . . . . . . . .   $13,854,000      $13,136,000

      Work in process  . . . . . . . . .    26,450,000       22,383,000

      Raw materials and supplies . . . .    18,755,000       20,466,000
                                           -----------      -----------
                                           $59,059,000      $55,985,000
                                           ===========      ===========

(3)  Net Income Per Share -

      Net income per share is calculated using the weighted average number of shares of common stock, and where dilutive, common stock equivalents outstanding during each period. Shares used in computing per share results were 37,481,000 and 38,030,000 for the three months ended March 31, 1994 and 1993 and 37,704,000 and 37,966,000 for the six months ended March 31, 1994 and 1993, respectively.

(4)  Discontinued Operations -

      The sale of the Company's 25% interest in Oneita Industries, Inc. was completed in October 1993 for approximately $11,500,000. As a result, the operating results for the three months and six months ended March 31, 1993 have been reclassified to reflect Oneita as a discontinued operation.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS


Recent Developments

      In May 1994, a major customer of the specialty plastic films segment informed the Company of its intention to make a design change which, over the next six months, will substantially reduce and could eliminate the segment's thin laminate program. This change is based upon the lower cost of an alternative material.

      During fiscal 1993, sales of the thin laminate were approximately $28 million. The loss of the thin laminate program will adversely impact earnings in the latter part of fiscal 1994 and thereafter, subject to the ability of the Company to replace the business, expand other areas of the specialty plastic films business and reduce operating costs.

      The Company has recently been approved as a supplier of other moisture barrier films to this customer and expects to sell approximately $10 - $15 million per year of such films. The Company has a number of ongoing development projects with this and other customers and will direct its efforts to find alternative business for the utilization of the plastic films segment's production capacity.


Results of Operations

      Net sales were $105.9 million for the three-month period ended March 31, 1994, an increase of $11.1 million or 11.7% over last year's comparable quarter. Net sales of the building products business were $42.7 million, an increase of $6.5 million or 17.8% over last year. The increase was primarily due to increased unit sales of garage doors. Net sales of the specialty plastic films business were $29.7 million, an increase of $1.6 million or 5.6% over last year, principally resulting from an increase in unit sales. Net sales of the electronic information and communication systems business were $23.8 million, an increase of $2.5 million or 11.8% over last year. The higher sales were principally due to new contract awards.

     Income from operations for the three-month period ended March 31, 1994 was $8.4 million, an increase of $1.1 million or 14.5% over last year's comparable quarter. Operating income of the building products business decreased by $.4 million compared to last year. The effect of higher sales was offset by increased production and distribution costs resulting from severe weather conditions experienced in January and February 1994, and start-up expenses for a new garage door product line. Operating income for the specialty plastic films business increased $1.0 million compared to last year due to production efficiencies and lower raw material costs. Operating income of the electronic information and communication systems business increased $.6 million principally due to the higher sales, offset in part by increased bid and proposal expenditures ($.6 million).

     Net sales were $222.0 million in the six-month period ended March 31, 1994, an increase of $23.7 million or 11.9% over last year's comparable period. Net sales of the building products business were $103.8 million, an increase of $17.2 million or 19.9% over last year, principally attributable to increased unit sales. Net sales of the specialty plastic films business were $56.6 million, an increase of $1.2 million or 2.2% over last year, due primarily to an increase in unit sales. Net sales of the electronic information and communication systems business were $43.0 million, an increase of $4.1 million or 10.4% over last year, for the reasons discussed above.

      Income from operations for the six-month period ended March 31, 1994 was $19.8 million, an increase of $3.1 million or 18.3% over last year's comparable period. Operating income of the building products business increased $1.4 million over last year's comparable period primarily due to the increased sales offset by start-up expenses relating to a new garage door product line. Operating income of the specialty plastic films business and the electronic information and communication systems business increased $1.7 million and $.1 million, respectively, for the reasons discussed above.

     Net interest expense decreased by $.3 million and $.5 million for the three and six-month periods ended March 31, 1994, respectively, due to higher investable balances and reductions of long-term debt.


Liquidity and Capital Resources

      Cash flow generated from operations was $7.5 million after income tax payments of $13.4 million. Cash and marketable securities increased by $7.3 million to $44.9 million. Working capital was $118.0 million, approximately the same as at September 30, 1993.

      Cash flows from investing activities were principally due to $11.6 million of proceeds received from the sale of the Company's ownership interest in Oneita Industries, Inc. and the investment of those proceeds, as well as capital expenditures of $2.3 million and acquisitions of $1.6 million by the building products business.

      Cash flows used by financing activities included debt reduction of $3.8 million. Also, in April 1994, the Company authorized the purchase of up to 3,000,000 shares of its Common Stock, an increase of 1,000,000 shares over its previously announced plan. During the six-month period ended March 31, 1994, approximately 700,000 shares of Common Stock were purchased for $6.0 million in connection with the stock buyback program.

      Anticipated cash flows from operations, together with existing cash and marketable securities and lease line availability, should be adequate to finance presently anticipated short and long-term liquidity needs.

                INSTRUMENT SYSTEMS CORPORATION AND SUBSIDIARIES

                          PART II - OTHER INFORMATION


Item 1      Legal Proceedings

            There are no material changes in the information previously reported under this item.

Item 2      Changes in Securities

            None

Item 3      Defaults upon Senior Securities

            None

Item 4      Submission of Matters to a Vote of Security Holders

            None

Item 5      Other Information

            None

Item 6      Exhibits and Reports on Form 8-K

            None

                                   SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          INSTRUMENT SYSTEMS CORPORATION



                                          By Robert Balemian
                                            ------------------------------
                                            Robert Balemian
                                            President
                                            (Principal Financial Officer)




Date:  May 11, 1994