Form 10-Q
period 1994-06-30
INSTRUMENT SYSTEMS CORP /DE/
filed 1994-08-02
CIK 50725

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 33,985,742 shares of Common Stock as of July 31, 1994.

                                   FORM 10-Q

                                   CONTENTS




PART I -  FINANCIAL INFORMATION (Unaudited)

          Condensed Consolidated Balance Sheets at June 30, 1994
          and September 30, 1993

          Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended June 30, 1994 and 1993

          Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 1994 and 1993

          Notes to Condensed Consolidated Financial Statements

          Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION

          Item 1:  Legal Proceedings

          Item 2:  Changes in Securities

          Item 3:  Defaults upon Senior Securities

          Item 4:  Submission of Matters to a Vote of Security Holders

          Item 5:  Other Information

          Item 6:  Exhibits and Reports on Form 8-K

          Signature

                INSTRUMENT SYSTEMS CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  June 30,       September 30,
                                                    1994             1993
                                                ------------     -------------
                                                (Unaudited)        (Note 1)
ASSETS

   CURRENT ASSETS:

     Cash and cash equivalents                  $ 25,193,000     $ 26,466,000

     Marketable securities                        21,096,000       11,095,000

     Accounts receivable, less allowance
       for doubtful accounts                      48,838,000       51,885,000

     Contract costs and recognized
       income not yet billed                      30,166,000       35,453,000

     Inventories (Note 2)                         61,543,000       55,985,000

     Investment in affiliate, sold in
       October 1993 (Note 4)                         ---           11,615,000

     Prepaid expenses and other current
        assets                                     6,273,000        7,094,000
                                                ------------     ------------
        Total current assets                     193,109,000      199,593,000

   PROPERTY, PLANT AND EQUIPMENT
      at cost, less accumulated depreciation
      and amortization of $47,634,000 at
      June 30, 1994 and $40,939,000 at
      September 30, 1993                          50,563,000       49,807,000

   OTHER ASSETS                                   20,889,000       20,870,000
                                                ------------     ------------
                                                $264,561,000     $270,270,000
                                                ============     ============

           See notes to condensed consolidated financial statements.

                INSTRUMENT SYSTEMS CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  June 30,       September 30,
                                                    1994             1993
                                                ------------     -------------
                                                (Unaudited)        (Note 1)
LIABILITIES AND SHAREHOLDERS' EQUITY

   CURRENT LIABILITIES:

     Accounts payable                           $ 27,654,000     $ 30,896,000
     Other current liabilities                    47,722,000       51,914,000
                                                ------------     ------------
       Total current liabilities                  75,376,000       82,810,000
                                                ------------     ------------
   LONG-TERM DEBT                                 19,917,000       23,298,000
                                                ------------     ------------
   EMPLOYEE STOCK OWNERSHIP PLAN AND
     OTHER OBLIGATIONS                             1,922,000        2,849,000
                                                ------------     ------------
   SHAREHOLDERS' EQUITY (Note 5):
   Preferred stock, par value $.25 per share,
     authorized 3,000,000 shares --
     Second Preferred Stock, Series I,
       authorized 1,950,000 shares, issued
       1,677,729 shares at June 30, 1994
       and 1,680,491 shares at September 30,
       1993 (liquidation value $16,777,000
       and $16,805,000, respectively).               419,000          420,000
   Common Stock, par value $.25 per share,
     authorized 85,000,000 shares, issued
     35,968,644 shares at June 30, 1994
     and 35,803,344 shares at September 30,
     1993, and 1,850,600 shares and 202,900
     shares in treasury at June 30, 1994
     and September 30, 1993, respectively          8,992,000        8,951,000

   Other shareholders' equity                    157,935,000      151,942,000
                                                ------------     ------------
      Total shareholders' equity                 167,346,000      161,313,000
                                                ------------     ------------
                                                $264,561,000     $270,270,000
                                                ============     ============

           See notes to condensed consolidated financial statements.

                INSTRUMENT SYSTEMS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                                THREE MONTHS ENDED JUNE 30,
                                                -----------------------------
                                                    1994             1993
                                                    ----             ----
Net sales                                       $125,287,000     $108,164,000

Cost of sales                                     88,666,000       76,681,000
                                                ------------     ------------
       Gross profit                               36,621,000       31,483,000

Selling, general and administrative
   expenses                                       24,129,000       20,215,000
                                                ------------     ------------
       Income from operations                     12,492,000       11,268,000
                                                ------------     ------------
Other income (expense):
       Interest expense                             (428,000)        (447,000)
       Interest income                               448,000          213,000
       Other, net                                    (19,000)          93,000
                                                ------------     ------------
                                                       1,000         (141,000)
                                                ------------     ------------
       Income from continuing operations
         before income taxes                      12,493,000       11,127,000
                                                ------------     ------------
Provision for income taxes:
   Federal                                         4,223,000        3,423,000
   State and other                                   899,000          945,000
                                                ------------     ------------
                                                   5,122,000        4,368,000
                                                ------------     ------------
   Income from continuing operations               7,371,000        6,759,000
                                                ------------     ------------
Discontinued operations, net of income
   tax effect:
   Operating loss                                    ---             (903,000)
   Provision for loss on disposal                    ---           (7,113,000)
                                                ------------     ------------
                                                     ---           (8,016,000)
                                                ------------     ------------
     Net income (loss)                          $  7,371,000     $ (1,257,000)
                                                ============     ============
Income (loss) per share of common stock
   (Note 3):
     Continuing operations                      $        .20     $        .18
     Discontinued operations                              --             (.21)
                                                ------------     ------------
     Net income (loss)                          $        .20     $       (.03)
                                                ============     ============

           See notes to condensed consolidated financial statements.

                      INSTRUMENT SYSTEMS CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)
                                                  NINE MONTHS ENDED JUNE 30,
                                                -----------------------------
                                                    1994             1993
                                                    ----             ----
Net sales                                       $347,299,000     $306,480,000

Cost of sales                                    245,012,000      217,359,000
                                                ------------     ------------
       Gross profit                              102,287,000       89,121,000

Selling, general and administrative
   expenses                                       69,993,000       61,121,000
                                                ------------     ------------
       Income from operations                     32,294,000       28,000,000
                                                ------------     ------------
Other income (expense):
       Interest expense                           (1,319,000)      (1,450,000)
       Interest income                             1,294,000          661,000
       Other, net                                    107,000          842,000
                                                ------------     ------------
                                                      82,000           53,000
                                                ------------     ------------
       Income from continuing operations
         before income taxes                      32,376,000       28,053,000
                                                ------------     ------------
Provision for income taxes:
   Federal                                        10,923,000        8,599,000
   State and other                                 2,351,000        2,454,000
                                                ------------     ------------
                                                  13,274,000       11,053,000
                                                ------------     ------------
   Income from continuing operations              19,102,000       17,000,000
                                                ------------     ------------
Discontinued operations, net of income
   tax effect:
   Operating loss                                    ---             (537,000)
   Provision for loss on disposal                    ---           (7,113,000)
                                                ------------     ------------
                                                     ---           (7,650,000)
                                                ------------     ------------
     Net income                                 $ 19,102,000     $  9,350,000
                                                ============     ============
Income per share of common stock (Note 3):
     Continuing operations                      $        .51     $        .45
     Discontinued operations                              --             (.20)
                                                ------------     ------------
     Net income                                 $        .51     $        .25
                                                ============     ============

                 See notes to condensed consolidated financial statements.

                      INSTRUMENT SYSTEMS CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                                              NINE MONTHS ENDED JUNE 30,
                                                             ---------------------------
                                                                 1994            1993
                                                                 ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                   $ 19,102,000    $ 9,350,000
                                                             ------------    -----------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                              7,241,000      7,027,000
     Provision for losses on accounts receivable                  588,000        499,000
     Decrease in deferred income taxes                            ---         (1,540,000)
     Loss from discontinued operations                            ---          9,431,000
     Change in assets and liabilities:
       (Increase) decrease in accounts receivable and
         contract costs and recognized income not yet
         billed                                                 8,104,000     (4,828,000)
       Increase in inventories                                 (5,036,000)    (7,607,000)
       (Increase) decrease in prepaid expenses and other
         assets                                                   (51,000)       427,000
       Decrease in accounts payable, accrued liabilities
         and Federal income taxes                              (8,064,000)      (360,000)
     Other changes, net                                           (33,000)       (12,000)
                                                             ------------    -----------
   Total adjustments                                            2,749,000      3,037,000
                                                             ------------    -----------
                Net cash provided by operating activities      21,851,000     12,387,000
                                                             ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Net increase in marketable securities                      (10,001,000)    (2,983,000)
   Acquisition of property, plant and equipment                (7,369,000)    (6,036,000)
   Proceeds from sale of investment in affiliate               11,615,000        ---
   Acquired businesses                                         (1,877,000)       ---
   Decrease in equipment lease deposits and other               1,202,000      2,521,000
                                                             ------------    -----------
                Net cash used in investing activities          (6,430,000)    (6,498,000)
                                                             ------------    -----------

                      INSTRUMENT SYSTEMS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
                                        (Unaudited)
                                                              NINE MONTHS ENDED JUNE 30,
                                                             ---------------------------
                                                                 1994            1993
                                                                 ----            ----
CASH FLOWS FROM FINANCING ACTIVITIES:

   Purchase of treasury shares                                (13,361,000)      (550,000)
   Proceeds from issuance of long-term debt                     5,100,000      2,500,000
   Payment of long-term debt                                   (8,304,000)    (2,489,000)
   Other, net                                                    (129,000)       (70,000)
                                                             ------------    -----------
                Net cash used by financing activities         (16,694,000)      (609,000)
                                                             ------------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (1,273,000)     5,280,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               26,466,000     18,007,000
                                                             ------------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 25,193,000    $23,287,000
                                                             ============    ===========

                 See notes to condensed consolidated financial statements.

                INSTRUMENT SYSTEMS CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  Basis of Presentation -

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at September 30, 1993 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ended September 30, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to shareholders for the year ended September 30, 1993. The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," during the quarter ended December 31, 1993. Adoption of this standard did not have a material effect on the Company's financial position or results of operations. Prior periods have not been restated to reflect this standard.

(2)  Inventories -

      Inventories, stated at the lower of cost (first-in, first-out or average) or market, are comprised of the following:

                                             June 30,      September 30,
                                               1994            1993
                                           -----------     -------------
      Finished goods . . . . . . . . . .   $14,900,000      $13,136,000

      Work in process  . . . . . . . . .    26,406,000       22,383,000

      Raw materials and supplies . . . .    20,237,000       20,466,000
                                           -----------      -----------
                                           $61,543,000      $55,985,000
                                           ===========      ===========

(3)  Income (Loss) Per Share -

      Earnings per share is calculated using the weighted average number of shares of common stock, and where dilutive, common stock equivalents outstanding during each period. Shares used in computing per share results were 36,814,000 and 38,051,000 for the three months ended June 30, 1994 and 1993 and 37,408,000 and 37,994,000 for the nine months ended June 30, 1994 and 1993, respectively.

(4)  Discontinued Operations -

      The sale of the Company's 25% interest in Oneita Industries, Inc. was completed in October 1993 for approximately $11,500,000. As a result, the operating results for the three months and nine months ended June 30, 1993 reflect Oneita as a discontinued operation.

(5)   Treasury Stock Purchases -

      In connection with a plan to purchase up to 4,000,000 shares of its Common and Preferred Stock, the Company expended $13,361,000 during the nine-month period ended June 30, 1994 for treasury shares. Approximately 2,000,000 Common shares have been purchased pursuant to the plan.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS



Results of Operations

      Net sales were $125.3 million for the three-month period ended June 30, 1994, an increase of $17.1 million or 15.8% over last year's comparable quarter. Net sales of the building products business were $63.4 million, an increase of $15.1 million or 31.3% over last year. The increase was primarily due to increased unit sales of garage doors. Net sales of the specialty plastic films business were $29.0 million, an increase of $1.8 million or 6.4% over last year, principally resulting from an increase in unit sales. Net sales of the electronic information and communication systems business were $23.4 million, a decrease of $.4 million compared to last year.

      Income from operations for the three-month period ended June 30, 1994 was $12.5 million, an increase of $1.2 million or 10.9% over last year's comparable quarter. Operating income of the building products business increased by $1.0 million compared to last year. The effect of higher sales was partly offset by increased distribution costs and start-up expenses for a new garage door product line. Operating income for the specialty plastic films business increased $.9 million compared to last year due to increased sales and production efficiencies. Operating income of the electronic information and communication systems business decreased $.4 million principally due to increased bid and proposal expenses.

      Net sales were $347.3 million for the nine-month period ended June 30, 1994, an increase of $40.8 million or 13.3% over last year's comparable period. Net sales of the building products business were $167.2 million, an increase of $32.4 million or 24.0% over last year, principally attributable to increased unit sales. Net sales of the specialty plastic films business were $85.6 million, an increase of $3.0 million or 3.6% over last year, due primarily to an increase in unit sales. Net sales of the electronic information and communication systems business were $66.3 million, an increase of $3.6 million or 5.8% over last year, principally due to new contract awards.

      Income from operations for the nine-month period ended June 30, 1994 was $32.3 million, an increase of $4.3 million or 15.3% over last year's comparable period. Operating income of the building products business increased $2.4 million over last year's comparable period primarily due to the increased sales, offset in part by increased distribution costs and by start-up expenses relating to a new garage door product line. Operating income of the specialty plastic films business increased $2.6 million due to increased sales and production efficiencies. Operating income of the electronic information and communication systems business was down slightly compared to last year.

      As previously reported, a major customer of the specialty plastic films segment informed the Company in May 1994 of its intention to make a design change which, over the balance of the year and into fiscal 1995, will substantially reduce and could eliminate the segment's thin laminate program. This change is based upon the lower cost of an alternative material.

      During fiscal 1993, sales of the thin laminate were approximately $28 million. The loss of the thin laminate program will adversely impact earnings, subject to the ability of the Company to replace the business, expand other areas of the specialty plastic films business and reduce operating costs.

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

      Net interest expense decreased by $.3 million and $.8 million for the three and nine-month periods ended June 30, 1994, respectively, due to higher investable balances and reductions of long-term debt.


Liquidity and Capital Resources

      Cash flow generated from operations for the nine-month period ended
June 30, 1994 was $21.9 million after income tax payments of $16.0 million. Cash and marketable securities increased by $8.7 million to $46.3 million. Working capital was $117.7 million, approximately the same as at September 30, 1993.

      Cash flows from investing activities included $11.6 million of proceeds received from the sale of the Company's ownership interest in Oneita Industries, Inc., as well as capital expenditures of $7.4 million and acquisitions of $1.9 million by the building products business.

      Cash flows used by financing activities included debt reduction of $3.2 million. Also, in July 1994, the Company authorized the purchase of up to 4,000,000 shares of its Common and Preferred Stock, an increase of 1,000,000 shares over its previously announced plan. Approximately 2,000,000 shares of Common Stock have been purchased by the Company; during the nine-month period ended June 30, 1994, $13.4 million was expended in connection with the stock buyback program.

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


                                          INSTRUMENT SYSTEMS CORPORATION



                                          By Robert Balemian
                                             -----------------------------
                                             Robert Balemian
                                             President
                                             (Principal Financial Officer)




Date:  July 26, 1994