Form 10-K405
period 1994-09-30
INSTRUMENT SYSTEMS CORP /DE/
filed 1994-12-05
CIK 50725

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

              [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 1994
                                       or
            [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to ___________

                           Commission File No. 1-6620

                         INSTRUMENT SYSTEMS CORPORATION

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             11-1893410
       (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)               Identification No.)

       100 JERICHO QUADRANGLE, JERICHO, NEW YORK          11753
       (Address of Principal Executive Offices)         (Zip Code)

   Registrant's telephone number, including area code:  (516) 938-5544

           Securities registered pursuant to Section 12(b) of the Act:

                                             NAME OF EACH EXCHANGE ON
               TITLE OF CLASS                    WHICH REGISTERED
               --------------                ------------------------

       COMMON STOCK, $.25 PAR VALUE          NEW YORK STOCK EXCHANGE
       SECOND PREFERRED STOCK, SERIES I
        $.25 PAR VALUE                       NEW YORK STOCK EXCHANGE


           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X    No
                                                  ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ].

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. (The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.) As of November 15, 1994 -- approximately $263,000,000.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (applicable only to corporate registrants). As of November 15, 1994 -- 33,738,036.

     Documents incorporated by reference: Part III - Registrant's definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                                     PART I

ITEM ONE - BUSINESS

General

     Instrument Systems Corporation ("ISC" or "the Company") is a diversified manufacturer with operations in three business segments: Home and Commercial Products, Specialty Plastic Films and Electronic Information and Communication Systems.


Home and Commercial Products

     Management believes that its wholly-owned subsidiary, Clopay, is among the largest manufacturers of residential garage doors in the United States. Clopay sells a broad line of steel and wood garage doors for residential and commercial use which are manufactured in stock sizes and styles as well as special order to customer specifications.

     Clopay's strategy is to produce a broad line of high quality garage doors and other building products for distribution throughout North America to retail, professional installer and wholesale channels. Clopay has focused on increasing its market share by introducing new products, expanding its distribution, sales and marketing programs and through strategic acquisitions.

     Clopay sells residential garage doors to a large number of retailers throughout North America, including home centers and building material cooperative buying groups. Significant customers include The Home Depot Inc., Menards, Inc., Lowe's Companies, Inc., Payless Cashways, Inc., Builders Square, Inc., Hechinger Company, Home Base, Wickes Lumber Company, Wolohan Lumber Co., 84 Lumber and Grossman's Inc. Residential and commercial garage doors and related products for professional installation are sold directly to a national network of installation specialists.

     Clopay distributes garage doors directly from its manufacturing facilities and through its network of 32 company-owned distribution centers throughout the United States and in Canada. Under Clopay's "furnish and install" program, consumers purchase garage doors through local retailers. Clopay distribution centers manage the installation through authorized installing dealers.

     Clopay continues to make substantial capital investments in its manufacturing facilities and believes that its automated continuous production plants enable it to produce garage doors cost effectively. Wood garage doors and passage doors are produced from kiln dried lumber and are constructed for ease of operation and durability. Steel garage doors, including insulated doors, are fabricated from pre-painted, galvanized steel, specially selected for rust resistance and low maintenance. The lumber and steel used in the manufacturing operations are generally available from a variety of sources. All products are designed for safe operation and easy specification by architects, contractors and facilities planners.

     The garage door market is characterized by several large national manufacturers including Clopay and many smaller regional and local manufacturers. Clopay believes that it competes favorably on the basis of price, diversity of product line, quality and merchandising capability.

     Clopay also operates a service company that installs and services garage doors and openers and prefabricated fireplaces.

     The Company also manufactures and sells a broad line of specialty hardware primarily for the food service industry under the name "Standard-Keil" and components for beverage dispensing equipment under the name "Tap-Rite." Specialty hardware products include commercial refrigeration fittings, locks, hinges and lighting components for coolers, walk-in refrigeration equipment, environmental control units and filters used to contain grease. The beverage dispensing equipment includes carbon dioxide regulators, beer faucets, picnic pumps and tavern taps.

     The Company also manufactures and sells synthetic batting. Batting is material used in layers or sheeting for lining, as a furniture filling, for packaging and as filters.


Specialty Plastic Films

     Clopay is a leading manufacturer of customized plastic film and laminates made from plastic resin and non-woven fabrics for use in consumer and health care products. Clopay's strategy is to offer technologically advanced products for use in niche markets to major consumer and health care product companies. Clopay believes that its research and development activities and capital investment in related equipment enable it to efficiently manufacture products in large volume and meet changing consumer needs. These factors, together with its technical expertise, allow Clopay to compete favorably in its markets. Clopay sells its products primarily throughout the United States with sales also in Canada, Latin America and the Pacific Rim.

     Clopay manufactures thin gauge embossed barrier films and coated laminates of plastic film and non-woven fabrics to customer specifications for sale to consumer product and other companies. These products are used primarily as the backsheet barrier and the leg cuff in disposable diapers as well as the moisture barrier in adult incontinent products and sanitary napkins. These products are
differentiated by strength, barrier and other properties.   A substantial
portion of the specialty plastic film sales over the last five years have been to The Procter & Gamble Company. The loss of this customer would have a material adverse effect on the Company's business.

     In May 1994, this customer informed the Company of its intention to make a design change which will substantially reduce and could eliminate the thin laminate program. The change is based upon the lower cost of an alternative material. During fiscal 1994, sales of the thin laminate were approximately $28 million. The loss of the thin laminate program will adversely impact earnings, subject to the ability of the Company to replace the business, expand other areas of the specialty plastic films business and reduce operating costs.

     The Company has recently been approved as a supplier of other moisture barrier films to this customer and expects to sell approximately $10 to $15 million per year of such films. The Company has a number of ongoing development projects with this and other customers and has directed its efforts to find alternative business for the utilization of the plastic films segment's production capacity.

     Clopay also manufactures plastic films and laminates for a wide variety of disposable health care products including surgical drapes, patient care underpads and medical garments. These plastic products are also sold for use in garments worn by workers in hazardous industrial environments.

     Clopay manufactures these products on high speed equipment to meet stringent tolerances. The manufacturing process consists of melting a mixture of plastic resins (primarily polyolefins) and additives, and forcing this mixture through a computer controlled die and rollers to produce embossed films. In addition, the process can involve extruding the melted plastic film directly onto a non-woven fabric to form a laminate. Certain products involve further processes such as a secondary lamination of the film to a non-woven material. Through statistical process control methods, Clopay personnel monitor and control the entire production process. The plastic resins used in Clopay's products are commodities generally available from several sources.

     Clopay is engaged in several joint efforts with the research and development departments of its major specialty plastic film customers. Clopay employs chemists, scientists and engineers at a technical center to study polymers and manufacturing processes that will assist in the development of its specialty plastic film products. Clopay's research and development efforts have resulted in inventions covering embossing patterns, improved processing methods and other proprietary technology. Clopay's research and development costs for this business amounted to approximately $1,600,000, $1,600,000 and $1,700,000 in 1992, 1993 and 1994, respectively.


Electronic Information and Communication Systems

     The Company's wholly-owned subsidiary, Telephonics, founded in 1933 and acquired by the Company in 1962, is an electronics systems company specializing in advanced information and communications systems for government, aerospace, civil, industrial and commercial markets. In recent years, Telephonics has expanded its customer base with increasing emphasis in non-military markets. These efforts have resulted in a series of new contract awards in transit and wireless communications as well as international air traffic control projects.

     Telephonics designs, manufactures and logistically supports advanced military communications systems, avionics for commercial airlines, transit communication systems, wireless products, command and control systems, strategic communications systems, VLSI/LSI circuits, microwave components, test instrumentation, microwave landing systems, maritime surveillance radars and air traffic control systems. A substantial portion of Telephonics' sales (approximately 66% for 1994) were to agencies of the U.S. Government or to prime contractors or subcontractors on government, military or aerospace programs. Telephonics' funded backlog at September 30, 1994 was approximately $125 million as compared to $112 million at September 30, 1993. Approximately 60% of the September 30, 1994 backlog is expected to be shipped within twelve months.

     Telephonics participates in approximately 50 government and aerospace programs. Approximately 60% of Telephonics' sales for 1994 were attributable to upgrades, enhancements and follow-on options to existing long-term products and programs.

     Some of the major programs under which Telephonics participates include the following:

Description of
   Program                     Customer       Product                      Purpose
- - --------------                 --------       -------                      -------
C-17A (Air Force Cargo         McDonnell      Integrated Radio             Centralized digitally
Transport)                     Douglas        Management System            controlled audio
                                                                           distribution system

                                              Wireless Intercomm System    Wireless communication
                                                                           system

                                              Transponder Test Unit        On-board test
                                                                           equipment

LAMPS MARK III                 Loral          Multi-Mode Radar             Upgraded avionics for
(Antisubmarine Warfare                        (MMR)                        the LAMPS MARK III
Helicopter)                                   Intercommunication           Helicopter with
                                              and Radio Management         maritime surveillance
                                              System                       radar with identifi-
                                              Identification Friend        cation friend/or foe
                                              or Foe (IFF)                 capability and inter-
                                                                           communication and
                                                                           radio management
                                                                           systems

Joint-STARS (Airborne          Northrop-      Distributed Digital          Manages all inter-
Surveillance System)           Grumman        Intercommunications and      communication and
                               Corporation    Radio Control System         radio transmissions

Starcom (Inter-                U.S. Army      Communications System        Provides all inter-
communication System                          Control Unit                 communications on
for Aircraft)                                                              aircraft


AATC (Amphibious               U.S. Navy      Amphibious Air Traffic       Processing and display
Assault Ships)                                Control                      equipment used for air
                                                                           traffic control

MTRACS (Caribbean              U.S. Navy      Command, Control and         Used for Caribbean air
Operations Center)                            Communications System        surveillance

SEPTA                          ABB Traction   Communications, Wayside      Car-borne
                                              Video Surveillance           communications for rail
                                              Systems                      cars

Zhuhai                         Guangdong      Air Traffic Control System   Manage Air Traffic at
                               Machinex                                    Zhuhai, China Airport
                               Corporation

     Telephonics also designs and produces custom large-scale integrated circuits, which replace conventional circuits and components with a single microchip. Telephonics provides microchips to manufacturers of complex control circuitry for airborne communication systems, telecommunications signal processing equipment, security systems, home appliances, automated hand tools, and for use in automobiles. Telephonics also provides specialized design services which supplement customers' in-house capabilities. Telephonics also produces a wide variety of microwave components and test instruments.

     Headsets, microphones, earphones and cables manufactured by Telephonics are used in military and commercial aircraft and ground vehicles, especially in high noise environments.

     Telephonics' commercial products include multiplex in-flight passenger entertainment and service systems for wide-bodied aircraft which permit various audio channels to be transmitted simultaneously over a single line and distributed as separate channels to each passenger. Telephonics is under contract with McDonnell Douglas to produce passenger and cabin address intercom systems for the MD-80 aircraft. Under contracts with Morrison Knudson, ABB Traction and other rail suppliers, Telephonics also produces communication equipment which provides interior communications among commercial train cars.

     Government programs in which Telephonics is involved frequently provide for purchases under a series of independently priced contracts, each calling for delivery of a lot, consisting of a portion of the units in the overall program. Each contract is treated separately and there is no requirement that upon delivery of the lot which is the subject of one contract, the government must contract to purchase, or the supplier must contract to sell, additional lots.

     Telephonics accounts for its long-term contracts using the percentage-of-completion method. Under this method, the Company recognizes revenues and gross profit under a contract based upon the costs incurred as a percentage of the total estimated cost of fulfilling the contract. A typical lot takes approximately one to three years to fulfill.

     Most of Telephonics' contracts are fixed price, which means that Telephonics generally bears the risk of cost overruns. In a fixed price contract, progress payments are received during performance as stages are reached for which fixed payments are established in the contract.

     In accordance with Department of Defense and NASA procedures, all contracts involving government programs permit the government to terminate the contract at any time, at its convenience, without cause. In the event of such termination, Telephonics is entitled to reimbursement for its costs and to receive a proportionate share of its profits, if any, on the work performed prior to termination.

     Telephonics' staff of approximately 250 engineers and marketing personnel, many of whom have technical backgrounds, advise government and commercial planning and design personnel in an attempt to include Telephonics' products in their programs.

     Telephonics competes on the basis of technology, design, price and performance. The products sold by Telephonics utilize technologies which are constantly changing. Telephonics' expertise in these technologies enables it to compete with several major manufacturers of electronic information and communications systems which have greater financial resources than Telephonics. Telephonics also competes with several smaller manufacturers of similar products.

     A major part of Telephonics' product development is performed under government contracts under which such costs are generally recoverable. Research and development costs not recoverable under contractual arrangements are charged to expense as incurred. These costs were approximately $2,900,000, $1,600,000 and $1,400,000 for 1992, 1993 and 1994, respectively.


Employees

     The Company has approximately 2,900 employees located throughout the United States and in Canada at its various plants, warehouses and offices. Approximately 400 of its employees are covered by collective bargaining agreements, primarily with affiliates of the AFL-CIO. The Company believes its relationships with employees are satisfactory.


Officers of the Registrant

                            Served as         Positions and
    Name            Age   Officer Since          Offices
    ----            ---   -------------       -------------
Harvey R. Blau      59        1983        Chairman of the Board
Robert Balemian     55        1976        President
Patrick L. Alesia   46        1979        Vice President and Treasurer
Susan E. Rowland    36        1983        Secretary

ITEM TWO - PROPERTIES

     The Company occupies approximately 2,100,000 square feet of general office, factory and warehouse space and showrooms throughout the United States and in Canada. The following table sets forth certain information as to each of the Company's major facilities:

                                                          Approximate    Owned
                                                             Square        or
    Location          Business Segment      Primary Use     Footage      Leased
    --------          ----------------      -----------   -----------    ------
Jericho, NY       Corporate Headquarters   Office            11,000      Leased

Farmingdale, NY   Electronic Information   Manufacturing    167,000      Owned
                    and Communication
                    Systems

Huntington, NY    Electronic Information   Manufacturing    114,000      Owned
  (2 facilities)    and Communication
                    Systems

Huntington, NY    Electronic Information   Manufacturing     41,000      Leased
                    and Communication
                    Systems

Carson, CA        Home and Commercial      Manufacturing    125,000      Owned
                    Products

Allenwood, NJ     Home and Commercial      Manufacturing    144,000      Owned
                    Products

Cincinnati, OH    Home and Commercial      Office            34,000      Leased
                    Products
                  Specialty Plastic
                    Films

Cincinnati, OH    Specialty Plastic        Research and      33,000      Leased
                    Films                    Development

Russia, OH        Home and Commercial      Manufacturing    274,000      Leased
                    Products

Baldwin, WI       Home and Commercial      Manufacturing    198,000      Leased
                    Products

Shawano, WI       Home and Commercial      Manufacturing     59,000      Leased
                    Products

Augusta, KY       Specialty Plastic        Manufacturing    143,000      Owned
                    Films

Nashville, TN     Specialty Plastic        Manufacturing     86,000      Leased
                    Films

Fresno, CA        Specialty Plastic        Manufacturing     37,000      Leased
                    Films

     The Company has aggregate minimum annual rental commitments under real estate leases of approximately $4,900,000. The majority of the leases have escalation clauses related to increases in real property taxes on the leased property and some for cost of living adjustments. Certain of the leases have renewal options. The Company also leases space for the home and commercial products segment's distribution centers in numerous facilities throughout the United States which aggregate approximately 500,000 square feet. All plants and equipment of the Company are believed to be in adequate condition and contain sufficient space for current needs.

ITEM THREE - LEGAL PROCEEDINGS

     A. Warwick Administrative Group, et al. v. Avon Products, et al. By way of background, in February 1989, Lightron Corporation ("Lightron"), a wholly-owned subsidiary of the Company, initially received notification from the EPA that it was being named as one of several potentially responsible parties who could be liable for cleanup and natural resource damages relating to a landfill located in the Town of Warwick, Orange County, New York (the "Site"). Subsequently, the EPA conducted a remedial investigation and feasibility study at the Site to determine the extent of the contamination and the various alternative measures which are appropriate for remediation. On June 27, 1991, a Record of Decision was signed setting forth the selected course of remediation for the Site. Thereafter, pursuant to an Administrative Order issued by the EPA which directed them to do so, the potentially responsible parties named in the Order (the "Warwick Group") agreed to undertake to perform a second operable unit Remediation Investigation and Feasibility Study.

     In January 1993, the Warwick Group instituted the within action in the United States District Court for the Southern District of New York against Lightron and several other potentially responsible parties. According to their complaint, the plaintiffs are seeking, inter alia, a declaratory judgment decreeing that Lightron and the other defendants are jointly and severally responsible under CERCLA to contribute their share of the actual response costs already incurred and the future response costs to be incurred by the plaintiffs in connection with the remediation of the Site.

     Consistent with its contention that it did not dump or have delivered or carted to the Site for disposal any hazardous or toxic wastes, Lightron has served and filed an answer to the amended pleadings in which it generally denies the plaintiffs' allegations and asserted several affirmative defenses to liability, as well as counterclaims against the plaintiffs. Lightron also has entered into a Stipulation with the other defendants regarding the implicit assertion of mutual cross-claims among the several defendants.

     B. Department of Environmental Conservation with Lightron Corporation (Peekskill). Lightron once conducted operations at a location in Peekskill in the Town of Cortlandt, New York owned by ISC Properties, Inc., a wholly-owned subsidiary of the Company (the "Peekskill Site"). ISC Properties, Inc. sold the Peekskill Site in November 1982.

     Subsequently, ISC was advised by the New York State Department of Environmental Conservation ("DEC") that random sampling at the Peekskill Site and in a creek near the Peekskill Site indicated concentrations of solvents and other chemicals common to Lightron's prior plating operations. Based upon these findings, ISC Properties, Inc. is involved in the negotiation of a consent order which the DEC will provide for the performance of a field investigation and feasibility study at the Peekskill Site.

     C. Linke Enterprises of Oregon, Inc. v. Champion Laboratories, Inc. and Instrument Systems Corporation. In September 1990, a private cost recovery action under federal and state environmental statutes was commenced in the United States District Court of the District of Oregon. Plaintiff sought to recover from the Company response costs in an amount exceeding $250,000 which the plaintiff allegedly had expended to investigate and remediate an existing environmental problem at the Site. The Site was previously leased by one of the Company's former subsidiaries, Sun Battery, Inc., for the period from 1966 to 1971. According to the terms of the settlement agreement which resolved the action, the Company was obligated to contribute to the plaintiff's remediation costs the sum of $97,992.87. Champion Laboratories, Inc. also was required to make a contribution to the plaintiff's remediation costs in the amount of $49,011.13. In consideration of these contributions, both the Company and Champion Laboratories, Inc. have been indemnified by the plaintiff against any further liability with regard to the environmental matter, except to the extent that either the EPA or the comparable state environmental agency initiates enforcement proceedings or prosecutes a claim for environmental damages.

     In June 1992, the Company was notified pursuant to the settlement agreement that the State of Oregon had renewed its investigation of the Site and that such investigation could lead to a final determination that further cleanup actions were necessary.

     D. Atlantic Richfield Company (ARCO) v. Current Controls, et al. By way of background, the Atlantic Richfield Company ("ARCO") initially notified the company in 1991 that based upon ARCO's investigation of the groundwater at the Sinclair Refinery Superfund Site in Wellsville, New York, a portion of which ("Operable Unit II") allegedly is owned currently by an indirect, wholly-owned subsidiary of the Company, ISC Development Corp., the shallow aquifer underlying the Site was found to be contaminated with various hazardous substances. It is ARCO's contention that manufacturing operations conducted at ISC Development Corp.'s premises (which were leased to a third party) may have contributed to this contamination, and that as an owner and/or operator, the Company would be jointly and severally liable as a responsible party for the costs of remediation under Section 107 of CERCLA.

     On or about January 26, 1994, ARCO served the Company with a summons and complaint in this action pending in the United States District Court for the Western District of New York. The Company has been named as one of several defendants whom the plaintiff claims should be held jointly and severally liable for the costs incurred and to be incurred by ARCO in the remediation and cleanup of portions of the Sinclair Refinery Superfund Site.

     E. The Town of New Windsor v. Tesa Tuck, et al. In or about March 1993, the Town of New Windsor instituted an action in the United States District Court for the Southern District of New York against Lightron Corporation and other defendants in which it is seeking, inter alia, a declaratory judgment decreeing that Lightron and the other defendants are jointly and severally responsible to contribute to the response costs incurred and to be incurred by the plaintiff in connection with the remediation of a landfill located in the Town of New Windsor, New York (the "Site"). The plaintiff's claim against Lightron is premised upon its contention that Lightron of Cornwall, Inc., a former division of Lightron Corporation, allegedly disposed of full and empty drums of lacquer paints and thinners at the Site. The plaintiff has alleged in its complaint that total response costs for the Site are estimated to be approximately $8,000,000. Lightron has served and filed an answer denying the material allegations of the complaint and asserting several affirmative defenses to liability, as well as cross-claims against the other defendants and counterclaims against the plaintiff. Also, the original defendants recently have impleaded as third party defendants several other parties whom the defendants are claiming have contributed to the contamination found to exist at the Site.

     Management believes, based on facts presently known to it, that the outcome of the litigation proceedings described above will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM FOUR - SUBMISSION OF MATTERS TO
            A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II


ITEM FIVE -  MARKET FOR REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS


     The Company's Common Stock and Second Preferred Stock, Series I, are listed for trading on the New York Stock Exchange. As of November 15, 1994 there were approximately 16,000 record holders of the Company's Common Stock. The following table shows for the periods indicated the quarterly range in the high and low sales prices for these securities.

                                                         SECOND PREFERRED
                                      COMMON STOCK        STOCK, SERIES I
          FISCAL QUARTER ENDED      HIGH        LOW       HIGH        LOW
          --------------------      ----        ---       ----        ---
          December 31, 1992        $6 1/4     $4 1/8     $6 5/8     $4 3/4
          March 31, 1993            7 3/8      6          7 3/8      6 1/2
          June 30, 1993             8 1/8      6          8          6 5/8
          September 30, 1993        8 3/4      6 1/4      8 5/8      6 3/4
          December 31, 1993         9 1/8      8          9          8 1/4
          March 31, 1994            9 3/4      7 3/4      9 3/4      8 3/4
          June 30, 1994             9          6 5/8      9 1/8      7 1/8
          September 30, 1994        8 1/8      6 7/8      8 1/8      7 1/4

     On November 8, 1994 the Company's Board of Directors authorized a self-tender offer for up to 3,000,000 shares of the Company's Common Stock at prices between $8.00 and $9.25. The Company will determine the per share price within this range that will allow it to purchase 3,000,000 shares or such lesser number as may be tendered. The offer expires on December 9, 1994, unless extended.

ITEM SIX -  SELECTED FINANCIAL DATA

                                          YEARS ENDED SEPTEMBER 30,
                      1994           1993           1992          1991           1990
                      ----           ----           ----          ----           ----
Net sales          $488,957,000   $436,949,000   $398,761,000   $343,343,000   $318,184,000
                   ============   ============   ============   ============   ============
Income from
  continuing
  operations       $ 29,705,000   $ 26,560,000   $ 21,594,000   $ 13,443,000   $  6,427,000
                   ============   ============   ============   ============   ============
  Per share        $        .80   $        .70   $        .59   $        .45   $        .22
                   ============   ============   ============   ============   ============
Total assets       $293,215,000   $270,270,000   $246,750,000   $303,592,000   $294,505,000
                   ============   ============   ============   ============   ============
Long-term
  obligations      $ 15,538,000   $ 26,147,000   $ 28,406,000   $ 79,738,000   $ 86,602,000
                   ============   ============   ============   ============   ============

No dividends on Common Stock were declared or paid during the five years ended September 30, 1994.

ITEM SEVEN -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS

RESULTS OF OPERATIONS

Fiscal 1994 Compared to Fiscal 1993

     Net sales for all business segments were $489.0 million, an increase of $52.0 million over 1993. Net sales of the home and commercial products segment increased by $49.5 million or 21.5% in 1994 compared to 1993. The increase is principally attributable to higher unit sales of garage doors ($40.8 million) due to expanded distribution and increased market share. Net sales of the specialty plastic films segment increased by $1.3 million or 1.2% in 1994 compared to 1993 primarily due to increased unit sales. Net sales of the electronic information and communication systems segment increased by $1.2 million or 1.3% in 1994 compared to 1993 due to new contract awards.

     Operating income for all business segments was $55.4 million, an increase of $5.6 million or 11.3% over 1993. Operating income of the home and commercial products segment increased by $3.5 million or 16.4% in 1994 compared to 1993 principally due to the increased garage door sales partly offset by increased distribution costs and start-up expenses for a new garage door product line. Operating income of the specialty plastic films segment increased by $2.0 million or 10.8% compared to 1993 primarily due to the increased sales and production efficiencies. Operating income of the electronic information and communication systems segment increased slightly compared to 1993 due to the effect of the higher net sales offset by increased bid and proposal expenditures.

     As previously reported, a major customer of the specialty plastic films segment informed the Company in May 1994 of its intention to make a design change which will phase out the segment's thin laminate program through the first half of 1995. This change is based upon the lower cost of an alternative material. During each of 1994 and 1993, sales of the thin laminate were approximately $28 million. The Company has been approved as a supplier of other moisture barrier films to this customer and expects to sell approximately $10 to $15 million per year of such films. The Company also has a number of ongoing development projects with this and other customers and has directed its efforts to find alternative business for the utilization of the plastic films segment's production capacity. The loss of the thin laminate program will adversely impact earnings subject to the ability of the Company to replace the business, expand other areas of the specialty plastic films business and reduce operating costs.

     The Company has experienced increased raw material costs during the latter part of fiscal 1994 for steel used in its building products business and for polyethylene resin used in its specialty plastic films business. It is expected that prices of these materials will increase further in fiscal 1995. The Company has been able to pass on such increases to its customers in the past and anticipates the ability to do so during fiscal 1995, although there is no assurance as to the timing or extent that it will be able to do so.

     Interest income increased by $1.0 million due to higher investable balances during 1994.

Fiscal 1993 Compared to Fiscal 1992

     Net sales for all business segments were $436.9 million, an increase of $38.2 million over 1992. Net sales of the home and commercial products segment increased by $43.3 million or 23.1% in 1993 compared to 1992. The increase is principally attributable to higher unit sales of garage doors ($19.0 million) due to expanded distribution and increased market share and to the increase ($24.0 million) from including a full year's sales for businesses acquired in March 1992. Net sales of the specialty plastic films segment increased by $5.9 million or 5.5% in 1993 compared to 1992. Increased unit sales of products other than thin laminate ($14.2 million) and higher average selling prices for these products ($1.3 million) offset decreased net sales of the thin laminate product due to selling price reductions described below ($5.0 million) and lower
unit sales ($4.6 million).   The thin laminate program with the specialty
plastic films segment's major customer was revised in September 1992. Among other changes, the revision provided for a reduction of selling prices that had the effect of reducing the segment's thin laminate sales. Net sales of the electronic information and communication systems segment decreased by $11.0 million or 10.6% in 1993 compared to 1992 due to fewer defense related awards and delays in funding existing programs.

     Operating income for all business segments was $49.8 million, an increase of $5.7 million or 13.0% over 1992. Operating income of the home and commercial products segment increased by $7.0 million or 48.1% in 1993 compared to 1992 principally due to the increased garage door sales. Operating income of the specialty plastic films segment decreased by $.9 million or 4.7% compared to 1992 primarily due to lower margins on the thin laminate program in connection with the previously mentioned price reductions, substantially offset by an overall increase in unit sales. Operating income of the electronic information and communication systems segment decreased by $.4 million or 3.6% compared to 1992. The effect of the lower net sales was partially offset by reduced bid and proposal expenditures ($2.6 million).

     Interest expense decreased by $2.3 million in 1993 compared to 1992 primarily due to the January 1992 redemption of the Company's 12 1/2% Subordinated Debentures and other debt reductions.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow generated by operations was $36.0 million after income tax payments of $16.8 million. Cash, cash equivalents and marketable securities at September 30, 1994 were $58.4 million compared to $37.6 million a year earlier and working capital increased by $4.3 million to $121.0 million at September 30, 1994.

     Cash flows used in investing activities included $11.6 million of proceeds received from the sale of the Company's ownership interest in Oneita Industries, Inc., as well as capital expenditures of $9.2 million and acquisitions by the building products business of $1.9 million. The Company also rents various real property and equipment through noncancellable operating leases. Related future minimum lease payments due in 1995 aggregate $14.5 million and are expected to be funded through operating cash flows. There are no material commitments for future capital expenditures though it is likely that cash outflows for capital asset acquisitions and leases will continue.

     Cash flows used in financing activities included expenditures of $15.4 million to acquire 1,930,600 shares of Common Stock in connection with the Company's stock repurchase program covering up to 4,000,000 shares of its Common and Preferred Stock. On November 8, 1994, the Company's Board of Directors authorized a self-tender offer for up to an additional 3,000,000 shares of the Company's Common Stock at prices between $8.00 and $9.25. The Company will determine the per share price within this range that will allow it to purchase 3,000,000 shares or such lesser number as may be tendered. The offer expires in December 1994. The self-tender offer will be funded by existing cash and marketable securities.

     Anticipated cash flows from operations, together with existing cash and marketable securities and lease line availability, should be adequate to finance presently anticipated working capital and capital expenditure requirements and to repay long-term debt as it matures.

     Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," establishes financial accounting and reporting standards for investments and is effective for the fiscal year beginning October 1, 1994. Adoption of this standard will not have a material effect on the Company's financial position or results of operations.

ITEM EIGHT -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company and its subsidiaries and the report thereon of Arthur Andersen LLP, dated November 8, 1994 are included herein:

     -    Report of Independent Public Accountants.

     -    Consolidated Balance Sheets at September 30, 1994 and 1993.

     - Consolidated Statements of Income, Cash Flows and Shareholders' Equity for the years ended September 30, 1994, 1993, 1992.

     -    Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Instrument Systems Corporation:

     We have audited the accompanying consolidated balance sheets of Instrument Systems Corporation (a Delaware corporation) and subsidiaries as of September 30, 1994 and 1993 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Instrument Systems Corporation and subsidiaries as of September 30, 1994 and 1993 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1994 in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, in 1994 the Company changed its method of accounting for income taxes.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to consolidated financial statements and schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Roseland, New Jersey                              Arthur Andersen LLP
November 8, 1994

                   INSTRUMENT SYSTEMS CORPORATION
                     CONSOLIDATED BALANCE SHEETS

                                                       SEPTEMBER 30,
                                                   1994             1993
                                               ------------     ------------
    ASSETS
    Current Assets:
    Cash and cash equivalents                  $ 28,659,000     $ 26,466,000
    Marketable securities (Note 1)               29,727,000       11,095,000
    Accounts receivable, less allowance
      for doubtful accounts of $3,659,000
      in 1994 and $3,860,000 in 1993             59,191,000       51,885,000
    Contract costs and recognized income
      not yet billed (Note 1)                    29,194,000       35,453,000
    Inventories (Note 1)                         68,918,000       55,985,000
    Investment in affiliate (Note 6)                ---           11,615,000
    Prepaid expenses and other current
      assets                                      6,987,000        7,094,000
                                               ------------     ------------
    Total current assets                        222,676,000      199,593,000
                                               ------------     ------------
    Property, Plant and Equipment, at
      cost, net of depreciation and
      amortization (Note 1)                      49,890,000       49,807,000
                                               ------------     ------------
    Other Assets:
    Costs in excess of fair value of
      net assets of businesses acquired,
      net (Note 1)                               18,240,000       17,695,000
    Other                                         2,409,000        3,175,000
                                               ------------     ------------
                                                 20,649,000       20,870,000
                                               ------------     ------------
                                               $293,215,000     $270,270,000
                                               ============     ============

                   INSTRUMENT SYSTEMS CORPORATION
                    CONSOLIDATED BALANCE SHEETS

                                                       SEPTEMBER 30,
                                                   1994             1993
                                               ------------     ------------
    LIABILITIES AND SHAREHOLDERS' EQUITY
    Current Liabilities:
    Current and refinanced portion of
      long-term debt (Note 3)                  $  9,542,000     $  1,385,000
    Accounts payable                             33,704,000       30,896,000
    Accrued liabilities (Note 2)                 48,058,000       44,700,000
    Federal income taxes                         10,324,000        5,829,000
                                               ------------     ------------
    Total current liabilities                   101,628,000       82,810,000
                                               ------------     ------------
    Long-Term Debt (Note 3)                      15,538,000       26,147,000
                                               ------------     ------------
    Shareholders' Equity (Note 4):
    Preferred stock, par value $.25 per
      share, authorized 3,000,000 shares --
        Second Preferred Stock, Series I,
          authorized 1,950,000 shares,
          issued 1,677,129 shares in 1994
          and 1,680,491 shares in 1993
          (liquidation value $16,771,000
          and $16,805,000, respectively)            419,000          420,000
    Common stock, par value $.25 per share,
      authorized 85,000,000 shares, issued
      33,887,739 shares in 1994 and
      35,803,344 shares in 1993                   8,472,000        8,951,000
    Capital in excess of par value               78,614,000       94,159,000
    Retained earnings                            89,711,000       60,426,000
                                               ------------     ------------
                                                177,216,000      163,956,000
    Less --
    Deferred compensation                          (900,000)      (1,298,000)
    Treasury shares, at cost, 34,500
      common shares in 1994 and 202,900
      common shares in 1993                        (267,000)      (1,345,000)
                                               ------------     ------------
    Total shareholders' equity                  176,049,000      161,313,000
                                               ------------     ------------
    Commitments and Contingencies
      (Note 5)
                                               $293,215,000     $270,270,000
                                               ============     ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                           INSTRUMENT SYSTEMS CORPORATION
                          CONSOLIDATED STATEMENTS OF INCOME

                                                      YEARS ENDED SEPTEMBER 30,
                                                  1994           1993           1992
                                              ------------   ------------   ------------
Net sales                                     $488,957,000   $436,949,000   $398,761,000
Cost of sales                                  344,485,000    308,711,000    281,051,000
                                              ------------   ------------   ------------
                                               144,472,000    128,238,000    117,710,000
Selling, general and administrative expenses    94,529,000     83,979,000     78,915,000
                                              ------------   ------------   ------------
                                                49,943,000     44,259,000     38,795,000
                                              ------------   ------------   ------------
Other income (expense):
  Interest expense                              (1,803,000)    (1,942,000)    (4,214,000)
  Interest income                                1,885,000        929,000        865,000
  Other, net                                       322,000      1,020,000        645,000
                                              ------------   ------------   ------------
                                                   404,000          7,000     (2,704,000)
                                              ------------   ------------   ------------
Income from continuing operations
  before income taxes                           50,347,000     44,266,000     36,091,000
                                              ------------   ------------   ------------
Provision for income taxes (Note 1):
  State and foreign                              3,558,000      3,330,000      3,370,000
  Federal                                       17,084,000     14,376,000     11,127,000
                                              ------------   ------------   ------------
                                                20,642,000     17,706,000     14,497,000
                                              ------------   ------------   ------------
Income from continuing operations               29,705,000     26,560,000     21,594,000
                                              ------------   ------------   ------------
Discontinued operations, net of
  income tax effect (Note 6):
  Operating income (loss)                          ---           (537,000)     2,474,000
  Provision for loss on disposal                   ---         (7,938,000)       ---
                                              ------------   ------------   ------------
                                                   ---         (8,475,000)     2,474,000
                                              ------------   ------------   ------------
Income before extraordinary item                29,705,000     18,085,000     24,068,000

Extraordinary item, net of income
  tax effect (Note 3)                              ---            ---           (100,000)
                                              ------------   ------------   ------------
Net income                                    $ 29,705,000   $ 18,085,000   $ 23,968,000
                                              ============   ============   ============
Income per share of common stock (Note 1):
  Continuing operations                       $        .80   $        .70   $        .59
  Discontinued operations                               --           (.22)           .07
                                              ------------   ------------   ------------
  Net income                                  $        .80   $        .48   $        .66
                                              ============   ============   ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                         INSTRUMENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      YEARS ENDED SEPTEMBER 30,
                                                 1994           1993           1992
                                             ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                   $ 29,705,000   $ 18,085,000   $ 23,968,000
                                             ------------   ------------   ------------
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization               9,754,000      9,458,000      8,479,000
    Provision for losses on accounts
      receivable                                  805,000        627,000        942,000
    Deferred income taxes                        (133,000)    (1,593,000)    (2,608,000)
    Loss from early extinguishment
      of debt                                     ---            ---          1,574,000
    (Income) loss from discontinued
      operations                                  ---         10,681,000     (2,870,000)
    Change in assets and liabilities:
      Increase in accounts receivable
        and contract costs and recognized
        income not yet billed                  (1,477,000)   (16,922,000)    (9,572,000)
      Increase in inventories                 (12,385,000)    (8,702,000)    (1,780,000)
      (Increase) decrease in prepaid
        expenses and other assets                (429,000)       513,000       (731,000)
      Increase in accounts payable,
        accrued liabilities and
        Federal income taxes                   10,185,000      7,274,000     11,226,000
    Other changes, net                            (26,000)       195,000       (321,000)
                                             ------------   ------------   ------------
    Total adjustments                           6,294,000      1,531,000      4,339,000
                                             ------------   ------------   ------------
        Net cash provided by operating
          activities                           35,999,000     19,616,000     28,307,000
                                             ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in marketable securities         (18,632,000)    (4,676,000)    (6,419,000)
Proceeds from sale of property, plant
  and equipment                                    75,000        737,000        200,000
Acquisition of property, plant and
  equipment                                    (9,241,000)    (8,438,000)    (8,690,000)
Net proceeds from sale of stock of
  affiliate                                    11,615,000        ---         12,508,000
Acquired businesses                            (1,946,000)       ---        (14,626,000)
Decrease in equipment lease deposits
  and other                                     1,219,000      1,902,000      1,004,000
                                             ------------   ------------   ------------
          Net cash used in investing
            activities                        (16,910,000)   (10,475,000)   (16,023,000)
                                             ------------   ------------   ------------

                         INSTRUMENT SYSTEMS CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                      YEARS ENDED SEPTEMBER 30,
                                                 1994           1993           1992
                                             ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares                   (15,415,000)    (1,562,000)        (5,000)
Proceeds from issuance of long-term
  debt                                          7,100,000      4,500,000     13,272,000
Payment of long-term debt                      (8,464,000)    (3,580,000)   (63,385,000)
Net proceeds from sale of stock                   ---            ---         36,274,000
Other, net                                       (117,000)       (40,000)       501,000
                                             ------------   ------------   ------------
          Net cash used in financing
            activities                        (16,896,000)      (682,000)   (13,343,000)
                                             ------------   ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                   2,193,000      8,459,000     (1,059,000)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                      26,466,000     18,007,000     19,066,000
                                             ------------   ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR     $ 28,659,000   $ 26,466,000   $ 18,007,000
                                             ============   ============   ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                               INSTRUMENT SYSTEMS CORPORATION
                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                   (DOLLARS IN THOUSANDS)

For the Years Ended September 30, 1994, 1993 and 1992

                                 SECOND PREFERRED                        CAPITAL IN
                                 STOCK, SERIES I        COMMON STOCK     EXCESS OF   RETAINED    DEFERRED     TREASURY SHARES
                               SHARES    PAR VALUE   SHARES   PAR VALUE  PAR VALUE   EARNINGS  COMPENSATION   SHARES     COST
                              ---------  --------- ---------- ---------  ----------  --------  ------------ ---------  -------
Balances, September 30, 1991  1,705,571    $426    31,869,418  $7,967     $64,217    $19,221      $2,528    3,454,509  $ 6,354

Amortization of deferred
  compensation                  ---         ---       ---        ---        ---        ---          (653)     ---        ---
Sale of Common Stock            ---         ---     6,900,000   1,725      34,549      ---         ---        ---        ---
Stock dividend on Second
  Preferred Stock, Series I
  (Note 4)                      ---         ---        73,950      18         407       (428)      ---        ---        ---
Purchase of treasury shares     ---         ---       ---        ---        ---        ---         ---          3,375        5
Exercise of stock options
  (Note 4)                      ---         ---       241,500      61         447      ---         ---        ---        ---
Other                           (25,010)     (6)       25,010       6          17      ---         ---        ---        ---
Net income                      ---         ---       ---        ---        ---       23,968       ---        ---        ---
                              ---------    ----    ----------  ------     -------    -------      ------   ----------  -------
Balances, September 30, 1992  1,680,561     420    39,109,878   9,777      99,637     42,761       1,875    3,457,884    6,359

Amortization of deferred
  compensation                  ---         ---       ---        ---        ---        ---          (577)     ---        ---
Cash dividend on Second
  Preferred Stock, Series I
  (Note 4)                      ---         ---       ---        ---        ---         (420)      ---        ---        ---
Purchase of treasury shares     ---         ---       ---        ---        ---        ---         ---        249,400    1,562
Exercise of stock options
  (Note 4)                      ---         ---       186,500      47         302      ---         ---        ---        ---
Retirement of treasury shares   ---         ---    (3,504,384)   (876)     (5,700)     ---         ---     (3,504,384)  (6,576)
Other                               (70)    ---        11,350       3         (80)     ---         ---        ---        ---
Net income                      ---         ---       ---        ---        ---       18,085       ---        ---        ---
                              ---------    ----    ----------  ------     -------    -------      ------   ----------   ------
Balances, September 30, 1993  1,680,491     420    35,803,344   8,951      94,159     60,426       1,298      202,900    1,345

Amortization of deferred
  compensation                  ---         ---       ---        ---        ---        ---          (563)     ---        ---
Cash dividend on Second
  Preferred Stock, Series I
  (Note 4)                      ---         ---       ---        ---        ---         (420)      ---        ---        ---
Purchase of treasury shares     ---         ---       ---        ---        ---        ---         ---      1,930,600   15,415
Exercise of stock options
  (Note 4)                      ---         ---       114,500      29         152      ---         ---        ---        ---
Retirement of treasury shares   ---         ---    (2,099,000)   (525)    (15,968)     ---         ---     (2,099,000) (16,493)
Other                            (3,362)     (1)       68,895      17         271      ---           165      ---        ---
Net income                      ---         ---       ---        ---        ---       29,705       ---        ---        ---
                              ---------    ----    ----------  ------     -------    -------      ------   ----------  -------
Balances, September 30, 1994  1,677,129    $419    33,887,739  $8,472     $78,614    $89,711      $  900       34,500  $   267
                              =========    ====    ==========  ======     =======    =======      ======   ==========  =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

                         INSTRUMENT SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Consolidation

     The consolidated financial statements include the accounts of Instrument Systems Corporation and all subsidiaries. All significant intercompany items have been eliminated in consolidation.

Cash flows and investments

     Marketable securities consist primarily of U.S. government obligations and are carried at amortized cost which approximates market. Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," establishes financial accounting and reporting standards for investments and is effective for the fiscal year beginning October 1, 1994. Adoption of this standard will not have a material effect on the Company's financial position or results of operations. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash payments for interest expense were $1,824,000, $1,875,000 and $4,982,000 in 1994, 1993 and 1992, respectively.

Accounting for long-term contracts

     The Company records sales and gross profits on its long-term contracts on a percentage-of-completion basis. The Company determines sales and gross profits by (1) relating costs incurred to current estimates of total manufacturing costs of such contracts or (2) based upon a unit of shipment basis. General and administrative expenses are expensed as incurred. Revisions in estimated profits are made in the period in which the circumstances requiring the revision become known. Provisions are made currently for anticipated losses on uncompleted contracts.

     "Contract costs and recognized income not yet billed" consists of recoverable costs and accrued profit on long-term contracts for which billings had not been presented to the customers because the amounts were not billable at the balance sheet date.

Inventories

     Inventories, stated at the lower of cost (first-in, first-out or average) or market, include material, labor and manufacturing overhead costs, and are comprised of the following:

                                              SEPTEMBER 30,
                                          1994            1993
                                      -----------     -----------
       Finished goods                 $16,664,000     $13,136,000
       Work in process                 26,674,000      22,383,000
       Raw materials and supplies      25,580,000      20,466,000
                                      -----------     -----------
                                      $68,918,000     $55,985,000
                                      ===========     ===========

Property, plant and equipment

     Depreciation of property, plant and equipment is provided primarily on a straight-line basis over the estimated useful lives of the assets.

     Leasehold improvements are amortized over the life of the lease or life of the improvement, whichever is shorter.

     Property, plant and equipment consists of the following:

                                                   SEPTEMBER 30,
                                              1994            1993
                                           -----------     -----------
     Land, buildings and building
       improvements                        $27,304,000     $23,161,000
     Machinery and equipment                59,454,000      57,415,000
     Leasehold improvements                  7,975,000      10,170,000
                                           -----------     -----------
                                            94,733,000      90,746,000
     Less--Accumulated
       depreciation and
       amortization                         44,843,000      40,939,000
                                           -----------     -----------
                                           $49,890,000     $49,807,000
                                           ===========     ===========

     Maintenance and repair expense was $8,208,000, $8,096,000 and $8,163,000 in 1994, 1993 and 1992, respectively.

Costs in excess of fair value of net assets of businesses acquired ("Goodwill").

     Goodwill is being amortized on a straight-line basis over a period of forty years. At September 30, 1994 and 1993, accumulated amortization of goodwill was $3,618,000 and $3,087,000, respectively.

Income taxes

     Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this standard, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using tax rates scheduled to be in effect when such differences reverse. Previously, income taxes were determined using the deferred method prescribed by APB Opinion No. 11. The adoption of Statement No. 109 did not have a material effect on the Company's financial position or results of operations and prior years have not been restated. The components of income tax expense included in continuing operations were as follows:

                          1994            1993           1992
                      -----------     -----------     -----------
     Current          $20,775,000     $17,093,000     $16,709,000
     Deferred            (133,000)        613,000      (2,212,000)
                      -----------     -----------     -----------
                      $20,642,000     $17,706,000     $14,497,000
                      ===========     ===========     ===========

     The primary components of deferred taxes result from differences in the reporting of depreciation, the allowance for doubtful accounts, other non-deductible accruals and, in 1992, $1,548,000 related to the difference between the book and tax basis of the Company's investment in Oneita (see Note 6).

     Cash payments for income taxes were $16,809,000, $15,151,000 and $11,283,000 in 1994, 1993 and 1992, respectively.

     The following table indicates the significant elements contributing to the difference between the U.S. Federal statutory tax rate and the effective tax rate:

                                       1994      1993      1992
                                       -----     -----     -----
          U.S. Federal statutory
            tax rate                   35.0%     34.8%     34.0%
          State and foreign
            income taxes                4.6       4.9       6.2
          Other                         1.4        .3         -
                                       ----      ----      ----
          Effective tax rate           41.0%     40.0%     40.2%
                                       ====      ====      ====

Research and development costs and advertising expense

     Research and development costs not recoverable under contractual arrangements are charged to expense as incurred. Approximately $4,000,000, $3,600,000 and $4,800,000 for 1994, 1993 and 1992, respectively, was incurred on such research and development.

     Advertising expense was $5,600,000, $5,000,000 and $3,300,000 in 1994, 1993
and 1992, respectively.

Income per share of Common Stock

     Income per share is calculated using the weighted average number of shares of Common Stock outstanding during each period, adjusted to reflect the dilutive effect of shares issuable for common stock equivalents. Shares used in computing income per share were 37,102,000 in 1994, 37,989,000 in 1993 and 36,314,000 in 1992.

2.  ACCRUED LIABILITIES:

     At September 30, 1994 and 1993, accrued liabilities included $13,856,000 and $13,323,000, respectively, for payroll and other employee benefits.

3.  LONG-TERM DEBT:

     The Company's long-term debt outstanding at September 30, 1994 relates primarily to real estate mortgages, with interest rates ranging from 8.0% to 8.7% and maturities through 2004.

     The following are the maturities of long-term debt outstanding at September 30, 1994 for each of the succeeding five years:

                         1995          $9,542,000
                         1996             562,000
                         1997           8,918,000
                         1998             248,000
                         1999             256,000

     The current portion of long-term debt at September 30, 1994 includes $9,000,000 which was outstanding under a long-term debt agreement and, subsequent to year-end, was refinanced under a short-term line of credit. Interest on this obligation is at approximately the prime rate (7.75% at September 30, 1994).

     The extraordinary item in the 1992 consolidated statement of income relates to the early extinguishment of debt.

4.  SHAREHOLDERS' EQUITY:

     During 1994, the Company expended $15,415,000 to acquire 1,930,600 shares of Common Stock in connection with its stock repurchase program covering up to 4,000,000 shares of its Common and Preferred Stock. On November 8, 1994 the Company's Board of Directors authorized a self-tender offer for up to 3,000,000 additional shares of the Company's Common Stock at prices between $8.00 and $9.25. The Company will determine the per share price within this range that will allow it to purchase 3,000,000 shares or such lesser number as may be tendered. The offer expires in December 1994.

     The Company's Second Preferred Stock, Series I --

     a) is convertible into Common Stock on the basis of one share of Common Stock for each share of Second Preferred Stock, Series I, subject to certain adjustments;

     b)   is redeemable at $10.00 per share at the option of the Company;

     c)   has a liquidation value of $10.00 per share; and

     d)   has the same voting rights and privileges as Common Stock.

     The holders of Second Preferred Stock, Series I are entitled to receive for each share of Second Preferred Stock, an annual dividend of --

     a)   $.25 in cash; or
     b) shares of Common Stock of the Company having a market value of $.25, but in no event more than one-quarter of a share of Common Stock per share of Second Preferred Stock.

     The Board of Directors, at the time of the dividend declaration, shall determine (in its discretion) whether the dividend shall be in cash or Common Stock.

     The Company has an Employee Stock Ownership Plan ("ESOP") which covers most of the Company's nonunion employees. Contributions to the ESOP (in cash or equity securities of the Company) may be made in such amounts as the Board of Directors determines in its sole discretion. The fair market value of contributions to the ESOP are charged to income as made. The ESOP has a loan agreement the proceeds of which were used to purchase equity securities of the Company. Borrowings under the loan agreement are guaranteed by the Company and bear interest at approximately the prime rate. The Company will provide the funds with which the ESOP will repay the loan and will treat those payments as an expense. The outstanding balance of the loan has been reflected as a liability in the accompanying consolidated balance sheets with a like amount of deferred compensation recorded as a reduction of shareholders' equity.

     The Company has two non-qualified stock option plans under which options for an aggregate of 2,000,000 shares of Common Stock may be granted. The plans provide for the granting of options at an exercise price of not less than 100% of the fair market value per share at date of grant. Options generally expire five or ten years after date of grant and become exercisable in installments as determined by the Board of Directors. Transactions under the plans, and under an Incentive Stock Option plan that expired in 1992, are as follows:

                                      NUMBER             OPTION
                                     OF SHARES           PRICE
                                     ---------       --------------
Outstanding at September 30,
  1992                                915,000        $1.00 to $2.25
Granted                               323,000        $5.50 to $7.00
Exercised                            (186,500)       $1.50 to $5.50
Terminated                               (500)                $2.25
                                    ---------
Outstanding at September 30,
  1993                              1,051,000        $1.00 to $7.00
Granted                               907,000        $7.125 to $9.125
Exercised                            (114,500)       $1.00 to $7.00
Terminated                             (1,500)                $7.00
                                    ---------
Outstanding at September 30,
  1994                              1,842,000        $1.50 to $9.125
                                    =========

     The outstanding options expire at various dates through 2004. Options for 889,500 shares are exercisable at September 30, 1994 at $1.50 to $8.625 per share. Outstanding options include grants in 1994 covering 680,000 shares of stock that do not become exercisable unless the market price of the Common Stock has attained an average price of $10 per share for 10 consecutive trading days, or 60 days before the options expire, whether or not the price target has been met. As of September 30, 1994, options for 329,500 shares were available for future grants.

     The Company has an Outside Director Stock Award Plan (the "Outside Director Plan"), which was approved by the shareholders in 1994, under which 300,000 shares may be issued to non-employee directors. Annually, each eligible director is awarded shares of the Company's Common Stock having a value of $10,000 which vests over a three-year period. For shares issued under the Outside Director Plan, the fair market value of the shares at the date of issuance will be amortized to compensation expense over the vesting period. The related deferred compensation has been reflected as a reduction of shareholders' equity. In 1994, 10,770 shares were issued under the Outside Director Plan.

     In April 1986, the Board of Directors declared a dividend distribution of one Common Stock purchase Right for each outstanding share of Common Stock. The Rights were amended in November 1994. These Rights will expire in 1996 unless redeemed earlier and, initially, will trade with the Common Stock. They are not presently exercisable and have no voting power. In the event a person acquires 15% or more, or makes a tender offer which if consummated would result in such person owning 15% or more of the Common Stock, the Rights detach from the Common Stock and become exercisable and entitle a holder to buy one-half of one share of Common Stock for $6.00 (adjustable to prevent dilution). If a person or group acquires beneficial ownership of 15% or more of the Company's outstanding Common Stock, each Right will entitle its holder (other than such person or group) to purchase, at the then-current exercise price of the Right, a number of shares of the Company's Common Stock having a market value of twice the then-current exercise price of the Right. In addition, if the Company is acquired in a merger or other business combination, each Right will entitle its holder to purchase, at the then-current exercise price, a number of the acquiring company's common shares having a market value of twice the then-current exercise price of the Right. Prior to the acquisition by a person or group of beneficial ownership of 15% or more of the Company's outstanding Common Stock, the Rights are redeemable for $.01 per Right at the option of the Board of Directors.

     As of September 30, 1994, shares of the Company's authorized but unissued Common Stock were reserved in connection with the following:

                                                       SHARES
                                                     ----------
          Conversion of outstanding Second
            Preferred Stock, Series I                 1,677,129
          Stock option plans                          2,171,500
          Exercise of Common Stock purchase
            warrants                                    226,414
          Exercise of Common Stock purchase
            Rights                                   18,964,141
                                                     ----------
                                                     23,039,184
                                                     ==========

5.  COMMITMENTS AND CONTINGENCIES:

     The Company and its subsidiaries rent real property and equipment under operating leases expiring at various dates. Most of the real property leases have escalation clauses related to increases in real property taxes.

     Future minimum payments under noncancellable operating leases consisted of the following at September 30, 1994:

               1995                      $14,500,000
               1996                       10,900,000
               1997                        8,500,000
               1998                        6,700,000
               1999                        5,600,000
               Later years                 5,400,000

     Rent expense for all operating leases, net of subleases, totalled approximately $18,600,000, $16,900,000 and $13,900,000 in 1994, 1993 and 1992,
respectively.

     The Company is subject to various laws and regulations concerning the environment, and is currently participating in administrative or court proceedings involving several sites under these laws, usually as one of a group of potentially responsible parties. These proceedings are at a preliminary stage, and it is impossible to estimate with any certainty the amount of the liability, if any, of the Company alone or in relation to that of any other responsible parties, or the total cost of remediation and the timing and extent of remedial actions which may ultimately be required by governmental authorities.

     In view of the inherent difficulty in predicting the outcome of litigation and governmental proceedings, management cannot state what the eventual outcome of such litigation and proceedings will be. However, management believes, based on facts presently known to it, that the outcome of such litigation and proceedings will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     Two officers of the Company have employment agreements, as amended, for a term ending in 2000. The agreements provide for salary and, under certain conditions, incentive bonuses. The agreements also provide that in the event there is a change in the control of the Company, as defined therein, the officers have the option to terminate the agreements and receive a lump sum payment based upon the compensation payable over the balance of the agreements. As of September 30, 1994, the amount payable in the event of such termination would be approximately $38,000,000.

6.  DISCONTINUED OPERATIONS:

     During 1993, the Company decided to withdraw from the apparel business and sell its 25% interest in Oneita Industries, Inc., which ceased to be a consolidated subsidiary in 1992. The sale of the investment was completed in October 1993 for approximately $11,600,000 and the financial statements reflect a related charge in 1993 of $7,938,000 (net of income tax effect of $1,930,000).

7.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

     Quarterly results of operations for the years ended September 30, 1994 and 1993 are as follows:

                                                  QUARTERS ENDED
                            SEPTEMBER 30,     JUNE 30,       MARCH 31,    DECEMBER 31,
                                1994            1994           1994           1993
                            -------------   ------------   ------------   ------------
Net sales                   $141,658,000    $125,287,000   $105,857,000   $116,155,000
Gross profit                  42,185,000      36,621,000     31,299,000     34,367,000
Net income                    10,603,000       7,371,000      4,926,000      6,805,000
Income per share of
  common stock              $        .29    $        .20   $        .13   $        .18
                            ============    ============   ============   ============

                                                  QUARTERS ENDED
                            SEPTEMBER 30,     JUNE 30,       MARCH 31,    DECEMBER 31,
                                1993            1993           1993           1992
                            =============   ============   ============   ============
Net sales                   $130,469,000    $108,164,000   $ 94,734,000   $103,582,000
Gross profit                  39,117,000      31,483,000     27,121,000     30,517,000
Income from continuing
  operations                   9,560,000       6,759,000      4,629,000      5,612,000
Discontinued operations         (825,000)     (8,016,000)       193,000        173,000
Net income                     8,735,000      (1,257,000)     4,822,000      5,785,000
Income per share of
  common stock:
  Continuing operations      $       .25     $       .18   $        .12   $        .15
  Discontinued operations           (.02)           (.21)           .01             --
                             -----------     -----------   ------------   ------------
                             $       .23     $      (.03)  $        .13   $        .15
                             ===========     ===========   ============   ============

Earnings per share are computed independently for each of the quarters presented, on the basis described in Note 1.  The sum of the quarters may not be equal to the full year earnings per share amounts.

8.  BUSINESS SEGMENTS:

     The Company's principal business segments are as follows -- Home and Commercial Products (manufacture and sale of garage doors and other building products, hardware primarily for the food service industry, and synthetic batting); Electronic Information and Communication Systems (communication and information systems for government and commercial markets); and Specialty Plastic Films (manufacture and sale of plastic films for disposable surgical and patient care products, infants diapers and adult incontinence care products).

     Information on the Company's business segments is as follows:

                                                   SEPTEMBER 30,
                                        1994           1993           1992
                                    ------------   ------------   ------------
Net sales --
Home and commercial products        $280,342,000   $230,809,000   $187,485,000
Electronic information and
  communication systems               94,001,000     92,835,000    103,840,000
Specialty plastic films              114,614,000    113,305,000    107,436,000
                                    ------------   ------------   ------------
                                    $488,957,000   $436,949,000   $398,761,000
                                    ============   ============   ============

Operating income --
Home and commercial products        $ 25,103,000   $ 21,569,000   $ 14,563,000
Electronic information and
  communication systems                9,577,000      9,514,000      9,867,000
Specialty plastic films               20,752,000     18,737,000     19,663,000
                                    ------------   ------------   ------------
Total operating income                55,432,000     49,820,000     44,093,000
General corporate expenses            (5,167,000)    (4,541,000)    (4,653,000)
Interest income (expense), net            82,000     (1,013,000)    (3,349,000)
                                    ------------   ------------   ------------
Income from continuing operations
  before income taxes               $ 50,347,000   $ 44,266,000   $ 36,091,000
                                    ============   ============   ============
Identifiable assets --
Home and commercial products        $112,799,000   $ 96,198,000   $ 84,156,000
Electronic information and
  communication systems               86,962,000     89,264,000     77,025,000
Specialty plastic films               43,205,000     41,592,000     42,232,000
Corporate                             50,249,000     43,216,000     43,337,000
                                    ------------   ------------   ------------
                                    $293,215,000   $270,270,000   $246,750,000
                                    ============   ============   ============
Capital expenditures --
Home and commercial products        $  6,446,000   $  2,831,000   $  2,649,000
Electronic information and
  communication systems                1,941,000      2,231,000      2,189,000
Specialty plastic films                  793,000      3,374,000      3,777,000
Corporate                                 61,000          2,000         75,000
                                    ------------   ------------   ------------
                                    $  9,241,000   $  8,438,000   $  8,690,000
                                    ============   ============   ============
Depreciation and amortization --
Home and commercial products        $  3,284,000   $  2,799,000   $  2,155,000
Electronic information and
  communication systems                3,150,000      3,277,000      3,045,000
Specialty plastic films                3,169,000      3,194,000      2,868,000
Corporate                                151,000        188,000        411,000
                                    ------------   ------------   ------------
                                    $  9,754,000   $  9,458,000   $  8,479,000
                                    ============   ============   ============

     Sales to a customer of the specialty plastic films business were approximately 8%, 10% and 14% of consolidated net sales in 1994, 1993 and 1992, respectively. Sales to the United States Government and its agencies, either as a prime contractor or subcontractor, aggregated approximately $62,000,000 for 1994, $60,000,000 for 1993 and $75,000,000 for 1992, all of which are included in the electronic information and communication systems segment. Sales between business segments are not material. In computing operating income, none of the following have been added or deducted -- general corporate expenses, net interest income or expense and income taxes. Assets by business segment are those identifiable assets that are used in the Company's operations in each segment. Corporate assets are principally cash and marketable securities. Included in capital expenditures in 1994 of the home and commercial products segment was $4,200,000 for the purchase of a building that was previously leased.

ITEM NINE -  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
             DISCLOSURE

     None.
                                    PART III


     The information required by Part III is incorporated by reference to the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in February, 1995, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended September 30, 1994. Information relating to the officers of the Registrant appears under Item I of this report.

                                     PART IV


ITEM FOURTEEN - EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                AND REPORTS ON FORM 8-K

     The following consolidated financial statements of Instrument Systems Corporation and subsidiaries are included in Item 8:

                                                                       Page
                                                                       ----
(a) 1. Financial Statements

    Consolidated Balance Sheets at September 30,
         1994 and 1993...............................................  16

    Consolidated Statements of Income for the Years
         Ended September 30, 1994, 1993 and 1992.....................  17

    Consolidated Statements of Cash Flows for the
         Years Ended September 30, 1994, 1993 and 1992...............  18

    Consolidated Statements of Shareholders' Equity
         for the Years Ended September 30, 1994, 1993
         and 1992....................................................  19

    Notes to Consolidated Financial Statements.......................  20

                                                           Filed Herewith on
                                                            Page Number (1)
                                                            -----------------
(a) 2.  Schedule

        I     Marketable Securities..............................  S-1

        VIII  Valuation and Qualifying Accounts..................  S-2


(1) Schedules other than those listed are omitted because they are not applicable or because the information required is included in the consolidated financial statements.


(b)  Reports on Form 8-K:

     None.


(c) Exhibits:

Exhibit No.

     3.1 Restated Certificate of Incorporation (Exhibit 3(a) of Form S-2 Registration Statement No. 33-9655)

     3.2 By-laws as amended (Exhibit 3 of Current Report on Form 8-K dated November 8, 1994)

     4.1 Credit Agreement dated April 6, 1990 between the Registrant and a lending institution (Exhibit 10 to Current Report on Form 8-K dated May 8, 1990)

     4.2 Amendment to Rights Agreement dated as of November 8, 1994 between Registrant and American Stock Transfer Company (Exhibit
               4.1 of Current Report on Form 8-K dated November 8, 1994)

     10.1 Employment Agreement dated March 1, 1983 between the Registrant and Robert Balemian, as amended (Exhibit 10 of Current Report on Form 8-K dated March 1, 1983, Exhibit 10 of Current Report on Form 8-K dated March 2, 1983, Exhibit 10(a) of Current Report on Form 8-K dated March 15, 1984, Exhibit 10 of Current Report on Form 8-K dated May 4, 1987, Exhibit 10(a) of Current Report on Form 8-K dated February 13, 1989, Exhibit 10 of Current Report on Form 8-K dated February 28, 1990, Exhibit 10 of Current Report on Form 8-K dated February 25, 1991 and Exhibit 10 of Current Report on Form 8-K dated May 28, 1991)

     10.2 Employment Agreement dated March 1, 1983 between the Registrant and Harvey R. Blau, as amended (Exhibit 10 of Current Report on Form 8-K dated March 1, 1983, Exhibit 10 of Current Report on Form 8-K dated March 2, 1983, Exhibit 10(b) of Current Report on Form 8-K dated March 15, 1984, Exhibit 10 of Current Report on Form 8-K dated May 4, 1987, Exhibit 10(a) of Current Report on Form 8-K dated February 13, 1989, and Exhibit 10 of Current Report on Form 8-K dated February 28, 1990, Exhibit 10 of Current Report on Form 8-K dated February 25, 1991 and Exhibit 10 of Current Report on Form 8-K dated May 28, 1991)

     10.3 Form of Trust Agreement between the Registrant and U.S. Trust Company of California, N.A., as Trustee relating to the Company's Employee Stock Ownership Plan

     10.4 Incentive Stock Option Plan, as amended (including form of Stock Option) (Exhibit 4(a) of Form S-8 Registration Statement No. 33-14259)

     10.5 Restricted Management Stock Bonus Plan, as amended, (Exhibit 4(b) of Form S-8 Registration Statement No. 33-14259)

     10.6 Form of Stock Option Agreement (Exhibit 10(b) of Current Report on Form 8-K dated February 13, 1989)

     10.7 Warrant Agreement to Officer (Exhibit 28 of Current Report on Form 8-K dated March 2, 1983)

     10.8 Agreement dated October 5, 1993 between Gintel & Co., L.P. and the Registrant (Exhibit 7(c)(2) of Current Report on Form 8-K dated October 6, 1993)

     10.9 1992 Non-Qualified Stock Option Plan (Exhibit 10.10 of Annual Report on Form 10-K for the year ended September 30, 1993)

     10.10 Non-Qualified Stock Option Plan (Exhibit 10.12 of Annual Report on Form 10-K for the year ended September 30, 1988)

     10.11 Form of Indemnification Agreement between the Registrant and its officers and directors (Exhibit 28 to Current Report on Form 8-K dated May 3, 1990)

     10.12 Outside Director Stock Award Plan (Exhibit 4 of Form S-8 Registration Statement No. 33-52319)

     21 The following lists the Company's significant subsidiaries all of which are wholly-owned by the Company. The names of certain subsidiaries which do not, when considered in the aggregate constitute a significant subsidiary, have been omitted.

                                                         State of
                   Name of Subsidiary                 Incorporation
                   ------------------                 -------------
               Clopay Corporation                       Maryland
               Telephonics Corporation                  Delaware
               Standard-Keil Industries, Inc.           Delaware
               Lightron Corporation                     Delaware

     23        Consent of Arthur Andersen LLP

     27        Financial Data Schedule

     99        Additional Exhibit

     The following undertakings are incorporated into the Company's Registration Statements on Form S-8 (Registration Nos. 2-82183, 2-99536, 33-14259, 33-39090
and 33-52319).

(a)  The undersigned registrant hereby undertakes:

     (1) To file, during any period in which offers or sales are being made, a post-effective amendment to this registration statement:

       (i) To include any prospectus required by Section 10(a)(3) of the Securities Act of 1933;

       (ii) To reflect in the prospectus any fact or events arising after the effective date of the registration statement (or the most recent post-effective amendment thereof) which, individually or in the aggregate, represent a fundamental change in the information set forth in the registration statement;

       (iii) To include any material information with respect to the plan of distribution not previously disclosed in the registration statement or any material change to such information in the registration statement;

     Provided, however, that paragraphs (a)(1)(i) and (a)(1)(ii) do not apply if the registration statement is on Form S-3 or Form S-8, and the information required to be included in a post-effective amendment by those paragraphs is contained in periodic reports filed by the registrant pursuant to Section 13 or
Section 15(d) of the Securities Exchange Act of 1934 that are incorporated by reference in the registration statement.

     (2) That, for the purpose of determining any liability under the Securities Act of 1933, each such post-effective amendment shall be deemed to be a new registration statement relating to the securities offered therein, and the offering thereof.

     (3) To remove from registration by means of a post-effective amendment any of the securities being registered which remain unsold at the termination of the offering.

(b) The undersigned registrant hereby undertakes that, for purposes of determining any liability under the Securities Act of 1933, each filing of the registrant's annual report pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (and, where applicable, each filing of an employee benefit plan's annual report pursuant to Section 15(d) of the Securities Exchange Act of 1934) that is incorporated by reference in the registration statement shall be deemed to be a new registration statement relating to the securities offered therein, and the offering of such securities at that time shall be deemed to be the initial bona fide offering thereof.

(i) Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th day of December, 1994.

                                               INSTRUMENT SYSTEMS CORPORATION

                                               By: Harvey R. Blau
                                                   ---------------------
                                                   Harvey R. Blau
                                                   Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 5, 1994 by the following persons in the capacities indicated:

Harvey R. Blau                 Chairman of the Board
- - --------------------------     (Principal Executive Officer)
Harvey R. Blau

Robert Balemian                President and Director
- - --------------------------     (Principal Operating and Financial Officer)
Robert Balemian

Patrick Alesia                 Vice President and Treasurer
- - --------------------------     (Chief Accounting Officer)
Patrick Alesia

Bertrand Bell                  Director
- - --------------------------
Bertrand Bell

Robert Bradley                 Director
- - --------------------------
Robert Bradley

Abraham M. Buchman             Director
- - --------------------------
Abraham M. Buchman

Clarence A. Hill, Jr.          Director
- - --------------------------
Clarence A. Hill, Jr.

Ronald J. Kramer               Director
- - --------------------------
Ronald J. Kramer

Milton Paulson                 Director
- - --------------------------
Milton Paulson

James W. Stansberry            Director
- - --------------------------
James W. Stansberry

Martin S. Sussman              Director
- - --------------------------
Martin S. Sussman

William H. Waldorf             Director
- - --------------------------
William H. Waldorf

Lester L. Wolff                Director
- - --------------------------
Lester L. Wolff

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

     As independent public accountants, we hereby consent to the incorporation of our report, dated November 8, 1994, included in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8 (Nos. 2-82183, 2-99536, 33-14259, 33-39090 and 33-52319).


                               Arthur Andersen LLP


Roseland, New Jersey
December 5, 1994



                                                                                                           SCHEDULE I


                                       INSTRUMENT SYSTEMS CORPORATION AND SUBSIDIARIES

                                             SCHEDULE I -- MARKETABLE SECURITIES

                                              AS OF SEPTEMBER 30, 1994 AND 1993



                                                                     Market Value                 Carrying Value of
                                                                   of Each Issue at                 Each Issue in
                                   Cost of Each Issue             Balance Sheet Date              the Balance Sheet
                                --------------------------     ---------------------------    ---------------------------
                                    1994            1993           1994            1993           1994            1993
                                -----------     -----------    -----------     -----------    -----------     -----------
DESCRIPTION OF MARKETABLE
   SECURITIES:
   U.S. Government and its
      Agencies                  $20,842,000     $ 8,852,000    $20,431,000     $ 8,852,000    $20,431,000     $ 8,851,000
   Municipal obligations          3,366,000       2,246,000      3,364,000       2,246,000      3,364,000       2,244,000
   Commercial paper               5,944,000         ---          5,932,000         ---          5,932,000         ---
                                -----------     -----------    -----------     -----------    -----------     -----------
                                $30,152,000     $11,098,000    $29,727,000     $11,098,000    $29,727,000     $11,095,000
                                ===========     ===========    ===========     ===========    ===========     ===========

                                                                                              SCHEDULE VIII



                                       INSTRUMENT SYSTEMS CORPORATION AND SUBSIDIARIES

                                     SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

                                    FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992



                                                               Additions           Deductions
                                                      -------------------------    ----------
                                         Balance at   Charged to    Charged to      Accounts     Balance at
                                         Beginning    Profit and      Other         Written         End
Description                              of Period       Loss        Accounts         Off        of Period
- - --------------------------------------   ----------   ----------   ------------    ----------    ----------
FOR THE YEAR ENDED SEPTEMBER 30, 1994:
  Allowance for doubtful accounts        $3,860,000    $805,000    $ 95,000 (1)    $1,101,000    $3,659,000
                                         ==========    ========    ========        ==========    ==========
FOR THE YEAR ENDED SEPTEMBER 30, 1993:
  Allowance for doubtful accounts        $3,913,000    $627,000    $ 38,000 (1)    $  718,000    $3,860,000
                                         ==========    ========    ========        ==========    ==========
FOR THE YEAR ENDED SEPTEMBER 30, 1992:
  Allowance for doubtful accounts        $2,965,000    $942,000    $173,000 (2)    $  167,000    $3,913,000
                                         ==========    ========    ========        ==========    ==========



                               (1)  Recoveries of amounts previously written off.

                               (2)  Principally related to an acquired company.

                                                        S-2