Form 10-Q
period 1994-12-31
INSTRUMENT SYSTEMS CORP /DE/
filed 1995-02-08
CIK 50725

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1994

                                      OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 30,767,392 shares of Common Stock as of January 31, 1995.

                                   FORM 10-Q

                                   CONTENTS




PART I -  FINANCIAL INFORMATION (Unaudited)

          Condensed Consolidated Balance Sheets at December 31, 1994 and September 30, 1994

          Condensed Consolidated Statements of Income for the Three Months Ended December 31, 1994 and 1993

          Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31, 1994 and 1993

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

          Item 3:  Defaults upon Senior Securities

          Item 4:  Submission of Matters to a Vote of Security Holders

          Item 5:  Other Information

          Item 6:  Exhibits and Reports on Form 8-K

          Signature

                INSTRUMENT SYSTEMS CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                December 31,     September 30,
                                                    1994             1994
                                                (Unaudited)        (Note 1)
                                                ------------     -------------
ASSETS

   CURRENT ASSETS:

     Cash and cash equivalents                  $ 14,861,000     $ 28,659,000

     Marketable securities                         4,142,000       29,727,000

     Accounts receivable, less allowance
       for doubtful accounts                      57,159,000       59,191,000

     Contract costs and recognized
       income not yet billed                      27,680,000       29,194,000

     Inventories (Note 2)                         75,526,000       68,918,000

     Prepaid expenses and other current
        assets                                     7,767,000        6,987,000
                                                ------------     ------------
        Total current assets                     187,135,000      222,676,000

   PROPERTY, PLANT AND EQUIPMENT
      at cost, less accumulated depreciation
      and amortization of $46,682,000 at
      December 31, 1994 and $44,843,000 at
      September 30, 1994                          49,787,000       49,890,000

   OTHER ASSETS                                   24,156,000       20,649,000
                                                ------------     ------------
                                                $261,078,000     $293,215,000
                                                ============     ============

           See notes to condensed consolidated financial statements.

                INSTRUMENT SYSTEMS CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                December 31,     September 30,
                                                    1994             1994
                                                (Unaudited)         (Note 1)
                                                ------------     -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

   CURRENT LIABILITIES (Note 4):

     Accounts and notes payable                 $ 37,328,000     $ 33,704,000
     Other current liabilities                    52,028,000       67,924,000
                                                ------------     ------------
       Total current liabilities                  89,356,000      101,628,000
                                                ------------     ------------
   LONG-TERM DEBT                                 15,971,000       15,538,000
                                                ------------     ------------
   SHAREHOLDERS' EQUITY (Note 5):
   Preferred stock, par value $.25 per share,
     authorized 3,000,000 shares --
     Second Preferred Stock, Series I,
       authorized 1,950,000 shares, issued
       1,673,903 shares at December 31, 1994
       and 1,677,129 shares at September 30,
       1994 (liquidation value $16,739,000
       and $16,771,000, respectively)                418,000          419,000
   Common Stock, par value $.25 per share,
     authorized 85,000,000 shares, issued
     30,890,095 shares at December 31, 1994
     and 33,887,739 shares at September 30,
     1994, and 151,700 shares and 34,500
     shares in treasury at December 31, 1994
     and September 30, 1994, respectively          7,722,000        8,472,000

   Other shareholders' equity                    147,611,000      167,158,000
                                                ------------     ------------
      Total shareholders' equity                 155,751,000      176,049,000
                                                ------------     ------------
                                                $261,078,000     $293,215,000
                                                ============     ============

           See notes to condensed consolidated financial statements.

                INSTRUMENT SYSTEMS CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                               THREE MONTHS ENDED DECEMBER 31,
                                               -------------------------------
                                                    1994             1993
                                                ------------     ------------
Net sales                                       $133,562,000     $116,155,000

Cost of sales                                     95,216,000       81,788,000
                                                ------------     ------------
       Gross profit                               38,346,000       34,367,000

Selling, general and administrative
   expenses                                       25,611,000       22,917,000
                                                ------------     ------------
       Income from operations                     12,735,000       11,450,000
                                                ------------     ------------
Other income (expense):
       Interest expense                             (515,000)        (461,000)
       Interest income                               619,000          452,000
       Other, net                                     31,000           92,000
                                                ------------     ------------
                                                     135,000           83,000
                                                ------------     ------------
       Income before income taxes                 12,870,000       11,533,000
                                                ------------     ------------
Provision for income taxes:
   Federal                                         4,250,000        3,892,000
   State and other                                   898,000          836,000
                                                ------------     ------------
                                                   5,148,000        4,728,000
                                                ------------     ------------
     Net income                                 $  7,722,000     $  6,805,000
                                                ============     ============
Net income per share of common stock (Note 3)   $        .22     $        .18
                                                ============     ============

           See notes to condensed consolidated financial statements.

                      INSTRUMENT SYSTEMS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                            THREE MONTHS ENDED DECEMBER 31,
                                                            -------------------------------
                                                                 1994            1993
                                                             ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                   $  7,722,000    $  6,805,000
                                                             ------------    ------------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                              2,068,000       2,359,000
     Provision for losses on accounts receivable                  302,000         191,000
     Change in assets and liabilities:
       Decrease in accounts receivable and contract
         costs and recognized income not yet billed             6,741,000      13,901,000
       Increase in inventories                                 (3,134,000)     (3,112,000)
       Increase in prepaid expenses and other assets             (779,000)       (541,000)
       Decrease in accounts payable and accrued
         liabilities                                          (15,425,000)    (11,043,000)
     Other changes, net                                           684,000          (8,000)
                                                             ------------    ------------
   Total adjustments                                           (9,543,000)      1,747,000
                                                             ------------    ------------
                Net cash provided by (used in) operating
                  activities                                   (1,821,000)      8,552,000
                                                             ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Net (increase) decrease in marketable securities            25,585,000     (13,075,000)
   Acquisition of property, plant and equipment                (1,498,000)       (804,000)
   Proceeds from sale of stock of affiliate                       ---          11,615,000
   Acquired businesses                                         (7,758,000)        ---
   (Increase) decrease in equipment lease deposits
      and other                                                   (17,000)      1,219,000
                                                             ------------    ------------
                Net cash provided by (used in) investing
                  activities                                   16,312,000      (1,045,000)
                                                             ------------    ------------

                      INSTRUMENT SYSTEMS CORPORATION AND SUBSIDIARIES

                                        (Unaudited)

                                                            THREE MONTHS ENDED DECEMBER 31,
                                                            -------------------------------
                                                                 1994            1993
                                                             ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Purchase of common shares                                  (28,166,000)     (3,338,000)
   Payment of long-term debt                                   (9,127,000)     (3,249,000)
   Short-term borrowings                                        9,000,000         ---
   Other, net                                                       4,000         164,000
                                                             ------------    ------------
                Net cash used in financing activities         (28,289,000)     (6,423,000)
                                                             ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (13,798,000)      1,084,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               28,659,000      26,466,000
                                                             ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 14,861,000    $ 27,550,000
                                                             ============    ============

                 See notes to condensed consolidated financial statements.

                INSTRUMENT SYSTEMS CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  Basis of Presentation -

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at September 30, 1994 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 1994 are not necessarily indicative of the results that may be expected for the year ended September 30, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to shareholders for the year ended September 30, 1994. The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," for the year beginning October 1, 1994. Adoption of this standard did not have a material effect on the Company's financial position or results of operations.

      At the February 8, 1995 Annual Meeting of Stockholders, the stockholders approved changing the Company's name to "Griffon Corporation." The name change will become effective in March 1995.

(2)  Inventories -

      Inventories, stated at the lower of cost (first-in, first-out or average) or market, are comprised of the following:

                                           December 31,    September 30,
                                               1994            1994
                                           ------------    -------------
      Finished goods . . . . . . . . . .   $20,321,000      $16,664,000

      Work in process  . . . . . . . . .    26,933,000       26,674,000

      Raw materials and supplies . . . .    28,272,000       25,580,000
                                           -----------      -----------
                                           $75,526,000      $68,918,000
                                           ===========      ===========

(3)  Net Income Per Share -

      Net income per share is calculated using the weighted average number of shares of common stock, and where dilutive, common stock equivalents outstanding during each period. Shares used in computing per share results were 35,294,000 and 37,928,000 for the three months ended December 31, 1994 and 1993, respectively.

(4)  Notes Payable -

      In December 1994, $9,000,000 which was outstanding under a long-term debt agreement was refinanced under a short-term line of credit. Interest on this obligation is at approximately the prime rate.

(5)  Self-Tender Offer -

      In December 1994, the Company completed a self-tender offer for 3,002,840 shares of the Company's Common Stock, which were then retired, at a price of $8.75 per share. During the quarter, approximately $28,200,000 was expended to purchase a total of 3,120,040 shares of Common Stock.

(6)   Acquisitions -

      During the quarter ended December 31, 1994, the Company acquired two companies for the building products business for an aggregate price of $7,758,000. The acquisitions have been accounted for as purchases.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS


Results of Operations

      Net sales were $133.6 million in the three-month period ended December 31, 1994, an increase of $17.4 million or 15.0% over last year.

      Net sales of the building products business were $79.9 million, an increase of $18.8 million or 30.8% over last year. Acquired businesses accounted for $7.3 million of the higher sales; the remainder of the increase was principally due to increased unit sales of garage doors ($8.5 million), improved product mix and increased prices.

      Net sales of the specialty plastic films business were $26.6 million compared to $26.9 million last year. As previously reported, a major customer of the specialty plastic films business has made a design change which will phase out the specialty plastic's thin laminate program through the first half of 1995. During the quarter, increased unit sales ($2.9 million) of health care and film products other than thin laminate to this and other customers and the effect of higher selling prices ($1.2 million) were offset by decreased thin laminate sales.

      Net sales of the electronic information and communication systems business were $17.5 million, decreasing $1.7 million or 8.7% compared to last year. The lower sales were principally due to decreased revenues on certain military programs that are nearing completion, partially offset by increased commercial business and increased funding of continuing programs.

      Income from operations for the three-month period ended December 31, 1994 was $12.7 million, an increase of $1.3 million or 11.2% over last year. Operating income of the building products business increased $2.8 million over last year primarily due to the increased sales. Operating income of the specialty plastic films business decreased by $1.2 million compared to last year primarily due to the phase-out of the thin laminate program and raw material price increases for polyethylene resin used in its business in excess of selling price increases. It is expected that prices for this material will increase further in fiscal 1995. The Company has been able to pass on such increases to its customers in the past, although there is no assurance as to the timing or extent that it will be able to do so during fiscal 1995. Operating income of the electronic information and communication systems business decreased by $.4 million principally due to the sales decrease partially offset by slightly lower G&A expenses.

Liquidity and Capital Resources

      Cash flow used by operations was $1.8 million, reflecting a reduction of current liabilities of approximately $15.4 million.

      In December 1994, the Company completed a self-tender offer for 3,002,840 shares of its Common Stock at a price of $8.75 per share. During the quarter, a total of $28.2 million was used to acquire 3,120,040 shares of Common Stock. These purchases were funded by existing cash and marketable securities, which decreased due to the stock purchases and $7.8 million used for two acquisitions for the building products business.

      Anticipated cash flows from operations, together with existing cash and lease line availability, should be adequate to finance presently anticipated working capital and capital expenditure requirements.

                INSTRUMENT SYSTEMS CORPORATION AND SUBSIDIARIES

                          PART II - OTHER INFORMATION


Item 1      Legal Proceedings

            There are no material changes in the information previously reported under this item.

Item 2      Changes in Securities

            Amendment to Rights Agreement dated as of November 8, 1994 between Registrant and American Stock Transfer Company (Exhibit 4.1 of Current Report on Form 8-K dated November 8, 1994).

Item 3      Defaults upon Senior Securities

            None

Item 4      Submission of Matters to a Vote of Security Holders

            (a) The Registrant held its Annual Meeting of Stockholders on February 8, 1995.

            (b)   Not applicable.

            (c)   (i)   A proposal to amend the Certificate of Incorporation to
                  change the name of the Company to "Griffon Corporation" was approved at the Annual Meeting. Votes cast at this meeting were 24,457,471 shares for, 532,622 shares against and 253,621 shares abstaining.

                  (ii) A proposal to adopt a 1995 Stock Option Plan was approved at the Annual Meeting. Votes cast at this meeting were 23,585,433 shares for, 1,344,880 shares against and 313,401 shares abstaining.

                  (iii) Four directors were elected at the Annual Meeting of Stockholders to serve until the Annual Meeting of Stockholders in 1998 or until their successors are chosen and qualified. The names of these Directors and votes cast in favor of their election and shares withheld are as follows:

                         NAME               VOTES FOR      VOTES WITHHELD
                         ----               ---------      --------------
                  Abraham M. Buchman        24,911,830        331,884
                  Rear Admiral Clarence A.
                    Hill, Jr. (Ret.)        24,913,080        330,634
                  William H. Waldorf        24,914,623        329,091
                  Henry A. Alpert           24,912,968        330,746

Item 5      Other Information

            None

Item 6      Exhibits and Reports on Form 8-K

            27 -- Financial Data Schedule (for electronic submission only)

            Report on Form 8-K dated November 8, 1994 covering Item 5 -- Other Events and Item 7 -- Financial Statements and Exhibits.

                                   SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          INSTRUMENT SYSTEMS CORPORATION



                                          By Robert Balemian
                                             ---------------------------
                                             Robert Balemian
                                             President
                                             (Principal Financial Officer)




Date February 8, 1995