Form 10-Q
period 1995-06-30
GRIFFON CORP
filed 1995-07-26
CIK 50725

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                      OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 30,908,378 shares of Common Stock as of July 21, 1995.

                                   FORM 10-Q

                                   CONTENTS




PART I -  FINANCIAL INFORMATION (Unaudited)

          Condensed Consolidated Balance Sheets at June 30, 1995
          and September 30, 1994

          Condensed Consolidated Statements of Income for the Three Months and Nine Months Ended June 30, 1995 and 1994

          Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 1995 and 1994

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

          Item 3:  Defaults upon Senior Securities

          Item 4:  Submission of Matters to a Vote of Security Holders

          Item 5:  Other Information

          Item 6:  Exhibits and Reports on Form 8-K

          Signature

                     GRIFFON CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  June 30,       September 30,
                                                   1995              1994
                                                ------------     -------------
                                                (Unaudited)        (Note 1)
ASSETS

   CURRENT ASSETS:

     Cash and cash equivalents                  $ 15,097,000     $ 28,659,000

     Marketable securities                         3,288,000       29,727,000

     Accounts receivable, less allowance
       for doubtful accounts                      64,621,000       59,191,000

     Contract costs and recognized
       income not yet billed                      27,505,000       29,194,000

     Inventories (Note 2)                         80,358,000       68,918,000

     Prepaid expenses and other current
        assets                                     8,330,000        6,987,000
                                                ------------     ------------
        Total current assets                     199,199,000      222,676,000

   PROPERTY, PLANT AND EQUIPMENT
      at cost, less accumulated depreciation
      and amortization of $50,035,000 at
      June 30, 1995 and $44,843,000 at
      September 30, 1994                          49,847,000       49,890,000

   OTHER ASSETS                                   24,002,000       20,649,000
                                                ------------     ------------
                                                $273,048,000     $293,215,000
                                                ============     ============

           See notes to condensed consolidated financial statements.

                     GRIFFON CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  June 30,       September 30,
                                                   1995              1994
                                                ------------     -------------
                                                (Unaudited)        (Note 1)
LIABILITIES AND SHAREHOLDERS' EQUITY

   CURRENT LIABILITIES (Note 4):

     Accounts and notes payable                 $ 47,418,000     $ 33,704,000
     Other current liabilities                    45,924,000       67,924,000
                                                ------------     ------------
       Total current liabilities                  93,342,000      101,628,000
                                                ------------     ------------
   LONG-TERM DEBT (Note 5)                        15,966,000       15,538,000
                                                ------------     ------------
   SHAREHOLDERS' EQUITY (Note 6):
   Preferred stock, par value $.25 per share,
     authorized 3,000,000 shares --
     Second Preferred Stock, Series I,
       authorized 1,950,000 shares, issued
       1,669,862 shares at June 30, 1995
       and 1,677,129 shares at September 30,
       1994 (liquidation value $16,699,000
       and $16,771,000, respectively)                417,000          419,000
   Common Stock, par value $.25 per share,
     authorized 85,000,000 shares, issued
     31,061,174 shares at June 30, 1995
     and 33,887,739 shares at September 30,
     1994, and 162,794 shares and 34,500
     shares in treasury at June 30, 1995
     and September 30, 1994, respectively          7,765,000        8,472,000

   Other shareholders' equity                    155,558,000      167,158,000
                                                ------------     ------------
      Total shareholders' equity                 163,740,000      176,049,000
                                                ------------     ------------
                                                $273,048,000     $293,215,000
                                                ============     ============

           See notes to condensed consolidated financial statements.

                     GRIFFON CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                THREE MONTHS ENDED JUNE 30,

                                                    1995             1994
                                                ------------     ------------
Net sales                                       $135,238,000     $125,287,000

Cost of sales                                    100,981,000       88,666,000
                                                ------------     ------------
       Gross profit                               34,257,000       36,621,000

Selling, general and administrative
   expenses                                       26,020,000       24,129,000
                                                ------------     ------------
       Income from operations                      8,237,000       12,492,000
                                                ------------     ------------
Other income (expense):
       Interest expense                             (542,000)        (428,000)
       Interest income                               221,000          448,000
       Other, net                                    137,000          (19,000)
                                                ------------     ------------
                                                    (184,000)           1,000
                                                ------------     ------------
       Income before income taxes                  8,053,000       12,493,000
                                                ------------     ------------
Provision for income taxes:
   Federal                                         2,396,000        4,223,000
   State and other                                   605,000          899,000
                                                ------------     ------------
                                                   3,001,000        5,122,000
                                                ------------     ------------
     Net income                                 $  5,052,000     $  7,371,000
                                                ============     ============
Net income per share of common stock (Note 3)   $        .15     $        .20
                                                ============     ============

           See notes to condensed consolidated financial statements.

                     GRIFFON CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                  NINE MONTHS ENDED JUNE 30,

                                                    1995             1994
                                                ------------     ------------
Net sales                                       $388,949,000     $347,299,000

Cost of sales                                    285,031,000      245,012,000
                                                ------------     ------------
       Gross profit                              103,918,000      102,287,000

Selling, general and administrative
   expenses                                       77,435,000       69,993,000
                                                ------------     ------------
       Income from operations                     26,483,000       32,294,000
                                                ------------     ------------
Other income (expense):
       Interest expense                           (1,589,000)      (1,319,000)
       Interest income                             1,059,000        1,294,000
       Other, net                                    389,000          107,000
                                                ------------     ------------
                                                    (141,000)          82,000
                                                ------------     ------------
       Income before income taxes                 26,342,000       32,376,000
                                                ------------     ------------
Provision for income taxes:
   Federal                                         8,389,000       10,923,000
   State and other                                 1,928,000        2,351,000
                                                ------------     ------------
                                                  10,317,000       13,274,000
                                                ------------     ------------
        Net income                              $ 16,025,000     $ 19,102,000
                                                ============     ============
Net income per share of common stock (Note 3)   $        .47     $        .51
                                                ============     ============

           See notes to condensed consolidated financial statements.

                           GRIFFON CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                                              NINE MONTHS ENDED JUNE 30,

                                                                 1995           1994
                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                   $16,025,000    $19,102,000
                                                             -----------    -----------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                             6,310,000      7,241,000
     Provision for losses on accounts receivable                 822,000        588,000
     Change in assets and liabilities:
       (Increase) decrease in accounts receivable and
         contract costs and recognized income not yet
         billed                                               (1,066,000)     8,104,000
       Increase in inventories                                (7,966,000)    (5,036,000)
       Increase in prepaid expenses and other assets            (892,000)       (51,000)
       Decrease in accounts payable and accrued liabilities  (11,061,000)    (8,064,000)
     Other changes, net                                          260,000        (33,000)
                                                             -----------    -----------
   Total adjustments                                         (13,593,000)     2,749,000
                                                             -----------    -----------
                Net cash provided by operating
                  activities                                   2,432,000     21,851,000
                                                             -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Net (increase) decrease in marketable securities           26,439,000    (10,001,000)
   Acquisition of property, plant and equipment               (5,864,000)    (7,369,000)
   Proceeds from sale of stock of affiliate                      ---         11,615,000
   Acquired businesses                                        (7,758,000)    (1,877,000)
   Decrease in equipment lease deposits and other                279,000      1,202,000
                                                             -----------    -----------
                Net cash provided by (used in) investing
                  activities                                  13,096,000     (6,430,000)
                                                             -----------    -----------

                           GRIFFON CORPORATION AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                        (Unaudited)
                                                              NINE MONTHS ENDED JUNE 30,

                                                                 1995           1994
                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Purchase of common shares                                 (28,233,000)   (13,361,000)
   Proceeds from issuance of long-term debt                      500,000      5,100,000
   Payment of long-term debt                                  (9,396,000)    (8,304,000)
   Increase in short-term borrowings                           8,500,000        ---
   Other, net                                                   (461,000)      (129,000)
                                                             -----------    -----------
                Net cash used in financing activities        (29,090,000)   (16,694,000)
                                                             -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                    (13,562,000)    (1,273,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              28,659,000     26,466,000
                                                             -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $15,097,000    $25,193,000
                                                             ===========    ===========

                 See notes to condensed consolidated financial statements.

                     GRIFFON CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  Basis of Presentation -

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at September 30, 1994 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended September 30, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to shareholders for the year ended September 30, 1994. The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," for the year beginning October 1, 1994. Adoption of this standard did not have a material effect on the Company's financial position or results of operations.

      At the February 8, 1995 Annual Meeting of Stockholders, the stockholders approved changing the Company's name from "Instrument Systems Corporation" to "Griffon Corporation." The name change became effective in March 1995.

(2)  Inventories -

      Inventories, stated at the lower of cost (first-in, first-out or average) or market, are comprised of the following:

                                            June 30,       September 30,
                                              1995             1994
                                           -----------     -------------
      Finished goods . . . . . . . . . .   $20,982,000      $16,664,000

      Work in process  . . . . . . . . .    30,163,000       26,674,000

      Raw materials and supplies . . . .    29,213,000       25,580,000
                                           -----------      -----------
                                           $80,358,000      $68,918,000
                                           ===========      ===========

(3)  Net Income Per Share -

      Net income per share is calculated using the weighted average number of shares of common stock, and where dilutive, common stock equivalents outstanding during each period. Shares used in computing per share results were 33,057,000 and 36,814,000 for the three months ended June 30, 1995 and 1994 and 33,821,000 and 37,408,000 for the nine months ended June 30, 1995 and 1994, respectively.

(4)  Notes Payable -

      In December 1994, outstanding borrowings under a long-term debt agreement were refinanced under a short-term line of credit. Interest on this obligation is at approximately the prime rate.

(5)  Long-Term Debt -

      During the quarter ended June 30, 1995, the Company entered into an eight-year loan agreement with two banks. The agreement provides for up to $60 million of revolving credit for three years after which outstanding borrowings may be converted into a five-year term loan. Borrowings bear interest at rates based upon the London Interbank Offered Rate or at the prime rate.

(6)  Self-Tender Offer -

      In December 1994, the Company completed a self-tender offer for 3,002,840 shares of the Company's Common Stock, which were then retired, at a price of $8.75 per share. During the nine months ended June 30, 1995, approximately $28,200,000 was used to acquire 3,128,050 shares of Common Stock.

(7)   Acquisitions -

      During the quarter ended December 31, 1994, the Company acquired two companies for the building products business for an aggregate price of $7,758,000. The acquisitions have been accounted for as purchases.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three months ended June 30, 1995

      Net sales -

      Net sales were $135.2 million for the three-month period ended June 30, 1995, an increase of $10.0 million or 7.9% over last year's comparable quarter.

      Net sales of the building products business were $75.0 million, an increase of $11.6 million or 18.3% over last year. Acquired businesses accounted for $9.7 million of the higher sales.

      Net sales of the specialty plastic films business were $27.0 million compared to $29.0 million last year. As previously reported, a major customer of the specialty plastic films business has made a design change which substantially phased out the specialty plastic's thin laminate program during the first half of 1995. During the quarter, decreased sales of thin laminate ($6.3 million) were partially offset by the effect of higher selling prices ($2.3 million) and increased sales of other film products ($2.0 million).

      Net sales of the electronic information and communication systems business were $23.1 million compared to $23.4 million last year.

      Operating income -

      Income from operations for the three-month period ended June 30, 1995 was $8.2 million compared to $12.5 million in last year's comparable quarter.

      Operating income of the building products business was approximately the same as last year. Increases from acquired businesses' operating income and higher selling prices were offset by increased raw material and other manufacturing costs.

      Operating income of the specialty plastic films business decreased by approximately $5 million compared to last year primarily due to the phase-out of the thin laminate program, delays in receipt of anticipated orders related to ongoing development projects and substantial cost increases for polyethylene resin used in its business. The Company has generally been able to pass on such increases to its customers in the past. However, the specialty plastic film industry has experienced a period of soft demand and excess production capacity. As a result, although the Company has implemented selling price increases, due to the magnitude of the cost increases and the economic conditions, such selling price adjustments have not fully compensated for the cost increases. Although raw material costs recently decreased, it is not known at this time if there will be further decreases or the extent that such decreases will be retained by the business.

      Operating income of the electronic information and communication systems business was approximately the same as last year.

Nine months ended June 30, 1995

      Net sales -

      Net sales were $388.9 million in the nine-month period ended June 30, 1995, an increase of $41.7 million or 12.0% over last year's comparable period.

      Net sales of the building products business were $213.5 million, an increase of $46.4 million or 27.7% over last year. Acquired companies accounted for $26.5 million of the increase, with the remainder of the increase principally attributable to increased unit sales of garage doors ($14.4 million) and price increases.

      Net sales of the specialty plastic films business were $81.2 million compared to $85.6 million last year, due primarily to the phase-out of the thin laminate program partially offset by the effect of higher selling prices
($6.3 million) and increased unit sales of health care and other film products ($5.8 million).

      Net sales of the electronic information and communication systems business were $63.9 million compared to $66.3 million last year, principally due to decreased revenues on certain military programs that are nearing completion.

      Operating income -

      Income from operations for the nine-month period ended June 30, 1995 was $26.5 million compared to $32.3 million last year.

      Operating income of the building products business increased approximately $3.8 million over last year's comparable period primarily due to the increased sales.

      Operating income of the specialty plastic films business decreased approximately $10 million for the reasons discussed above.

      Operating income of the electronic information and communication systems business decreased approximately $1.0 million due to the lower sales.

LIQUIDITY AND CAPITAL RESOURCES

      Cash flow provided by operations was $2.4 million after reflecting a reduction of current liabilities of approximately $8.3 million.

      In December 1994, the Company completed a self-tender offer for 3,002,840 shares of its Common Stock at a price of $8.75 per share. During the nine months, a total of $28.2 million was used to acquire 3,128,050 shares of Common Stock. These purchases were funded by existing cash and marketable securities, which decreased due to the stock purchases and $7.8 million used for two acquisitions for the building products business.

      In June 1995, the Company entered into a $60 million eight-year loan agreement with two banks that provides revolving credit for three years after which outstanding borrowings may be converted into a five-year term loan. Borrowings bear interest at rates based upon the London Interbank Offered Rate or at the prime rate and may be used for general corporate purposes, including business acquisitions.

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


                                          GRIFFON CORPORATION



                                          By Robert Balemian
                                          -----------------------
                                             Robert Balemian
                                             President
                                             (Principal Financial Officer)




Date:  July 26, 1995