Form 10-K405
period 1995-09-30
GRIFFON CORP
filed 1995-11-20
CIK 50725

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

            [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended September 30, 1995
                                     or
          [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from __________ to ___________

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

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. (The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.) As of November 15, 1995 -- approximately $247,000,000.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (applicable only to corporate registrants). As of November 15, 1995 -- 30,918,723.

     Documents incorporated by reference: Part III - Registrant's definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                                   PART I

ITEM ONE - BUSINESS

General

     Griffon Corporation ("the Company") is a diversified manufacturer with operations in three business segments: Home and Commercial Products, Specialty Plastic Films and Electronic Information and Communication Systems. The Company's shareholders approved changing the name from Instrument Systems Corporation, effective March 1995.


Home and Commercial Products

     Management believes that its wholly-owned subsidiary, Clopay, is among the largest manufacturers of residential garage doors in the United States. Clopay sells a broad line of steel and wood garage doors for residential and commercial use which are manufactured in stock sizes and styles as well as special order to customer specifications.

     Clopay's strategy is to produce a broad line of high quality garage doors for distribution throughout North America to retail, professional installer and wholesale channels. Clopay has focused on increasing its market share by introducing new products, expanding its distribution, sales and marketing programs and through strategic acquisitions. In October 1995 Clopay acquired the Atlas Roll-Lite Door Corporation, a manufacturer of heavy duty rolling steel doors, grilles and counter shutters for industrial and commercial markets; sectional garage doors for residential applications; and doors and components for the self-storage market. Atlas Roll-Lite has annual sales of approximately $60,000,000.

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

     Clopay distributes garage doors directly from its manufacturing facilities and through its network of 37 company-owned distribution centers throughout the United States and in Canada. Under Clopay's "installed sales" program, consumers purchase garage doors through local retailers and Clopay distribution centers manage the installation through authorized installing dealers.

     Clopay continues to make substantial capital investments in its manufacturing facilities and believes that its automated continuous production plants enable it to produce garage doors cost effectively. Wood garage doors are produced from kiln dried lumber and are constructed for ease of operation and durability. Steel garage doors, including insulated doors, are fabricated from pre-painted, galvanized steel, specially selected for rust resistance and low maintenance. The lumber and steel used in the manufacturing operations are generally available from a variety of sources. All products are designed for safe operation, building code compliance and easy specification by architects and contractors.

     The garage door market is characterized by several large national manufacturers including Clopay and many smaller regional and local manufacturers. In addition to price, Clopay believes that it competes favorably on the basis of diversity of product line, quality, service and merchandising capability.

     Clopay also operates a service company that installs and services garage doors and openers, manufactured fireplaces and a range of related products. This part of Clopay's business grew substantially in 1995 with the acquisition of businesses which added in excess of $30,000,000 in revenues and expanded the scope of the operations into new markets. Management believes that the service business is now one of the country's leading fireplace dealers.

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


Specialty Plastic Films

     Clopay is a leading manufacturer of customized plastic film and laminates made from plastic resin and non-woven fabrics for use in consumer and health-care products. Clopay's strategy is to offer technologically advanced products for use in niche markets to major consumer and health-care product companies. Clopay believes that its research and development activities and capital investment in related equipment enable it to efficiently manufacture products in large volume and meet changing consumer needs. These factors, together with its technical expertise, allow Clopay to compete favorably in its markets. Clopay sells its products primarily throughout the United States with sales also in Canada, Latin America and the Pacific Rim.

     Clopay manufactures thin gauge embossed barrier films and coated laminates of plastic film and non-woven fabrics to customer specifications for sale to consumer product and other companies. These products are used primarily as the backsheet barrier in disposable diapers as well as the moisture barrier in adult incontinent products and sanitary napkins. These products are differentiated
by strength, barrier and other properties.   A substantial portion of the
specialty plastic film sales over the last five years have been to The Procter
& Gamble Company. The loss of this customer would have a material adverse effect on the Company's business.

     Clopay also manufactures plastic films and laminates for a wide variety of disposable health-care products including surgical drapes, patient care underpads and medical garments. These plastic products are also sold for use in garments worn by workers in hazardous industrial environments.

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

     Clopay is engaged in several joint efforts with the research and development departments of its major specialty plastic film customers. Clopay employs chemists, scientists and engineers at a technical center to study polymers and manufacturing processes that will assist in the development of its specialty plastic film products. Clopay's research and development efforts have resulted in inventions covering embossing patterns, improved processing methods and other proprietary technology. Clopay's research and development costs for this business amounted to approximately $1,600,000, $1,700,000 and $1,800,000 in 1993, 1994 and 1995, respectively.


Electronic Information and Communication Systems

     The Company's wholly-owned subsidiary, Telephonics, founded in 1933 and acquired by the Company in 1962, is an electronics systems company specializing in advanced information and communications systems for government, aerospace, civil, industrial and commercial markets. In recent years, Telephonics has expanded its customer base with increasing emphasis in non-military markets. These efforts have resulted in a series of new contract awards in the transit industry as well as international air traffic control projects.

     Telephonics designs, manufactures and logistically supports advanced military communications systems, avionics for commercial airlines, transit communication systems, wireless products, command and control systems, strategic communications systems, VLSI/LSI circuits, microwave components, test instrumentation, microwave landing systems, maritime surveillance radars and air traffic control systems. A substantial portion of Telephonics' sales (approximately 54% for 1995) were to agencies of the U.S. Government or to prime contractors or subcontractors on government, military or aerospace programs. Telephonics' funded backlog at September 30, 1995 was approximately $91 million as compared to $125 million at September 30, 1994. Approximately 65% of the September 30, 1995 backlog is expected to be shipped within twelve months.

     Telephonics participates in approximately 40 government, aerospace and commercial programs. Approximately 70% of Telephonics' sales for 1995 were attributable to upgrades, enhancements and follow-on options to existing long-term products and programs.

     Some of the major programs under which Telephonics participates include the following:

Description of
   Program                    Customer       Product                     Purpose
--------------                --------       -------                     -------
C-17 (Air Force Cargo         McDonnell      Integrated Radio            Centralized digitally
Transport)                    Douglas        Management System           controlled audio
                                                                         distribution system

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

AATC (Amphibious              U.S. Navy      Amphibious Air Traffic      Processing and display
Assault Ships)                               Control                     equipment used for air
                                                                         traffic control

SEPTA                         ABB Traction   Communications, Wayside     Car-borne
                                             Video Surveillance          communications for rail
                                             Systems                     cars

Zhuhai                        Guangdong      Air Traffic Control System  Manage air traffic at
                              Machinex                                   Zhuhai, China Airport
                              Corporation

Long Island Rail Road         Kawasaki       Communications, Vehicle     Car-borne
                                             Health Monitoring           communications for
                                                                         rail cars

AWACS                         Boeing         IFF System                  Upgrade IFF equipment
                                                                         for AWACS aircraft

     Telephonics also designs and produces custom large-scale integrated circuits, which replace conventional circuits and components with a single microchip. Telephonics provides microchips to manufacturers of complex control circuitry for military airborne interior communication systems, telecommunications signal processing equipment, security systems, home appliances, automated hand tools, and fast down windows, fuel monitoring and air bag sensors for automobiles. Telephonics also provides specialized design services which supplement customers' in-house capabilities. Telephonics also produces a wide variety of microwave components and test instruments.

     Headsets, microphones, earphones and cables manufactured by Telephonics are used in military and commercial aircraft and ground vehicles, especially in high noise environments.

     Telephonics' commercial products include contracts with Kawasaki, ABB Traction, Long Island Rail Road and other rail suppliers under which Telephonics produces communication equipment which provides passenger and crew interior communications among train cars, radio communications between the train and the central control facility, automated voice announcement, passenger information signage and vehicle performance monitoring systems. Telephonics also supplies and logistically supports multiplex in-flight passenger entertainment and service systems for wide-bodied aircraft which permit various audio channels to be transmitted simultaneously over a single line and distributed as separate channels to each passenger. Telephonics is under contract with McDonnell Douglas to produce passenger and cabin address intercom systems for the MD-80 and MD-95 aircraft.

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

     Telephonics accounts for its long-term contracts using the percentage-of-completion method. Under this method, the Company recognizes revenues and gross profit based upon the costs incurred as a percentage of the total estimated cost.

     Most of Telephonics' production contracts are fixed price, which means that Telephonics generally bears the risk of cost overruns. In a fixed price contract, progress payments are received during performance as stages are reached for which fixed payments are established in the contract.

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

     Telephonics' staff of approximately 215 engineers and marketing personnel, many of whom have technical backgrounds, advise government and commercial planning and design personnel in an attempt to include Telephonics' products in their programs.

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

     A major part of Telephonics' product development is performed under government contracts under which such costs are generally recoverable. Research and development costs not recoverable under contractual arrangements are charged to expense as incurred. These costs were approximately $1,600,000, $1,400,000 and $1,600,000 for 1993, 1994 and 1995, respectively.


Employees

     The Company has approximately 3,600 employees located throughout the United States and in Canada at its various plants, warehouses and offices. Approximately 400 of its employees are covered by collective bargaining agreements, primarily with affiliates of the AFL-CIO. The Company believes its relationships with employees are satisfactory.


Officers of the Registrant

                            Served as         Positions and
    Name            Age   Officer Since          Offices
    ----            ---   -------------       -------------
Harvey R. Blau      60        1983        Chairman of the Board
Robert Balemian     56        1976        President
Patrick L. Alesia   47        1979        Vice President and Treasurer
Susan E. Rowland    37        1983        Secretary

ITEM TWO - PROPERTIES

     The Company occupies approximately 2,400,000 square feet of general office, factory and warehouse space and showrooms throughout the United States and in Canada. The following table sets forth certain information as to each of the Company's major facilities:

                                                                  Approximate    Owned
                                                                    Square        or
    Location          Business Segment              Primary Use     Footage      Leased
    --------          ----------------              -----------   -----------    ------
Jericho, NY       Corporate Headquarters           Office            10,000      Leased

Farmingdale, NY   Electronic Information           Manufacturing    167,000      Owned
                    and Communication
                    Systems

Huntington, NY    Electronic Information           Manufacturing     89,000      Owned
                    and Communication
                    Systems

Huntington, NY    Electronic Information           Manufacturing     41,000      Leased
                    and Communication
                    Systems

Carson, CA        Home and Commercial Products     Manufacturing    125,000      Owned

Allenwood, NJ     Home and Commercial Products     Manufacturing    144,000      Owned

Cincinnati, OH    Home and Commercial Products     Office            36,000      Leased
                  Specialty Plastic Films

Cincinnati, OH    Specialty Plastic Films          Research and      38,000      Leased
                                                   Development

Russia, OH        Home and Commercial Products     Manufacturing    274,000      Leased

Baldwin, WI       Home and Commercial Products     Manufacturing    216,000      Leased

Norcross, GA      Home and Commercial Products     Distribution     102,000      Leased

Augusta, KY       Specialty Plastic Films          Manufacturing    143,000      Owned

Nashville, TN     Specialty Plastic Films          Manufacturing     86,000      Leased

Fresno, CA        Specialty Plastic Films          Manufacturing     37,000      Leased

Orlando, FL       Home and Commercial Products     Manufacturing    160,000      Leased

Chandler, AZ      Home and Commercial Products     Manufacturing     79,000      Leased

Nesbitt, MS       Home and Commercial Products     Manufacturing     40,000      Owned

     The Company has aggregate minimum annual rental commitments under real estate leases of approximately $6,700,000. The majority of the leases have escalation clauses related to increases in real property taxes on the leased property and some for cost of living adjustments. Certain of the leases have renewal options. The Company also leases space for the home and commercial products segment's distribution centers in numerous facilities throughout the United States which aggregate approximately 535,000 square feet. All plants and equipment of the Company are believed to be in adequate condition and contain sufficient space for current needs.

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

     Subsequently, the Company was advised by the New York State Department of Environmental Conservation ("DEC") that random sampling at the Peekskill Site and in a creek near the Peekskill Site indicated concentrations of solvents and other chemicals common to Lightron's prior plating operations. Based upon these findings, ISC Properties, Inc. is involved in the negotiation of a consent order which the DEC will provide for the performance of a field investigation and feasibility study at the Peekskill Site.

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

     In June 1992, the Company was notified pursuant to the settlement agreement that the State of Oregon had renewed its investigation of the Site and that such investigation could lead to a final determination that further cleanup actions will be necessary.

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

                                   PART II


ITEM FIVE -  MARKET FOR REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS


     The Company's Common Stock and Second Preferred Stock, Series I, are listed for trading on the New York Stock Exchange. As of November 1, 1995 there were approximately 18,000 record holders of the Company's Common Stock. The following table shows for the periods indicated the quarterly range in the high and low sales prices for these securities.

                                                         SECOND PREFERRED
                                      COMMON STOCK        STOCK, SERIES I
                                   -----------------     -----------------
          FISCAL QUARTER ENDED      HIGH        LOW       HIGH        LOW
          --------------------     ------     ------     ------     ------
          December 31, 1993        $9 1/8     $8         $9         $8 1/4
          March 31, 1994            9 3/4      7 3/4      9 3/4      8 3/4
          June 30, 1994             9          6 5/8      9 1/8      7 1/8
          September 30, 1994        8 1/8      6 7/8      8 1/8      7 1/4
          December 31, 1994         8 5/8      7 3/8      8 5/8      7 7/8
          March 31, 1995            9 1/2      8 1/8      9 1/2      8 1/4
          June 30, 1995             8 3/4      7 5/8      9 1/4      8 1/8
          September 30, 1995        8 7/8      7 1/2      9 1/8      7 5/8

ITEM SIX -  SELECTED FINANCIAL DATA

                                          YEARS ENDED SEPTEMBER 30,
                       1995           1994           1993           1992           1991
                   ------------   ------------   ------------   ------------   ------------
Net sales          $546,359,000   $488,957,000   $436,949,000   $398,761,000   $343,343,000
                   ============   ============   ============   ============   ============
Income from
  continuing
  operations       $ 23,807,000   $ 29,705,000   $ 26,560,000   $ 21,594,000   $ 13,443,000
                   ============   ============   ============   ============   ============
  Per share        $        .71   $        .80   $        .70   $        .59   $        .45
                   ============   ============   ============   ============   ============
Total assets       $285,616,000   $293,215,000   $270,270,000   $246,750,000   $303,592,000
                   ============   ============   ============   ============   ============
Long-term
  obligations      $ 16,074,000   $ 15,538,000   $ 26,147,000   $ 28,406,000   $ 79,738,000
                   ============   ============   ============   ============   ============

No dividends on Common Stock were declared or paid during the five years ended September 30, 1995.

ITEM SEVEN -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS

RESULTS OF OPERATIONS

Fiscal 1995 Compared to Fiscal 1994

     Net sales for all business segments were $546.4 million, an increase of $57.4 million or 11.7% over 1994. Net sales of the home and commercial products segment increased by $59.0 million or 21.0% compared to last year. Acquired companies accounted for $35.6 million of the increase with the remainder of the increase primarily attributable to increased unit sales of garage doors ($12.1 million) and price increases ($9.3 million). Higher market share and expanded distribution were the principal reasons for the unit sales increase. Net sales of the specialty plastic films segment were $111.2 million compared to $114.6 million last year. As previously reported, a major customer of the specialty plastic films segment made a design change which substantially phased out the segment's thin laminate program during 1995. The decreased sales of this laminate ($21.9 million) were partially offset by the effects of higher selling prices ($8.6 million) and increased sales of other film products ($9.9 million). Net sales of the electronic information and communication systems segment were $95.8 million compared to $94.0 million last year.

     Operating income for all business segments was $44.3 million compared to $55.4 million in 1994. Operating income of the home and commercial products segment in 1995 increased $1.1 million over 1994. Increased profitability in the beginning of the year was partly offset by lower than anticipated garage door sales in the latter half due to weakness in the construction and related retail markets. Operating results of this segment were also negatively impacted ($2.4 million) by an unprofitable product line (passage doors) that was discontinued, and by increased raw material and operating costs. Operating income of the specialty plastic films segment was $9.0 million in 1995 compared to $20.8 million in 1994. The decrease was primarily due to the phaseout of the thin laminate program, delays in receipt of anticipated orders and substantial raw material (polyethylene resin) cost increases. The Company has generally been able to pass on such increases to customers in the past.
However, the specialty plastic films industry experienced a period of soft demand and excess production capacity. As a result, although the Company implemented selling price increases, due to the magnitude of the cost increases and the economic conditions, such selling price adjustments did not fully compensate for the cost increases. Raw material costs declined toward the end of the year. Although further cost decreases are anticipated, the Company cannot predict the extent of any such decreases or the amount that will be retained by the business. Toward the end of the year the specialty plastic films segment was successful in introducing new products in its diaper and health-care markets, including a new program with its major customer, which are anticipated to positively impact operating results in subsequent periods. Operating income of the electronic information and communication systems segment was $9.1 million in 1995 compared to $9.6 million last year.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow provided by operations was $12.0 million. The reduction in operating cash flows compared to last year reflects the lower net income and higher working capital levels. In December 1994, the Company completed a self-tender offer for 3,002,840 shares of its Common Stock at a price of $8.75 per share. During the year a total of $28.2 million was used to acquire 3.1 million shares of Common Stock. These purchases were funded by existing cash and marketable securities, which decreased due to the stock purchases and $7.8 million used for two acquisitions for the building products business.

     In June 1995, the Company entered into a $60 million eight-year loan agreement with two banks that provides revolving credit for three years after which outstanding borrowings may be converted into a five-year term loan. Borrowings bear interest at rates based upon the London Interbank Offered Rate or at the prime rate and may be used for general corporate purposes, including business acquisitions. Subsequent to the end of the year, the Company acquired for its home and commercial products segment a manufacturer of heavy rolling doors, sectional garage doors, grilles and other door products for commercial, industrial and residential applications with annual sales of approximately $60 million. The business was acquired for approximately $19 million and the purchase was financed under the above-mentioned loan agreement.

     The Company rents various real property and equipment through noncancellable operating leases. Related future minimum lease payments due in 1996 aggregate $14.7 million and are expected to be funded through operating cash flows. There are no material commitments for future capital expenditures though it is likely that cash outflows for business acquisitions, capital expenditures and leases will continue.

     Anticipated cash flows from operations, together with existing cash and marketable securities and lease line availability, should be adequate to finance presently anticipated working capital and capital expenditure requirements and to repay long-term debt as it matures.

     Statement of Financial Accounting Standards No. 121, "Accounting for Long-Lived Assets and Long-Lived Assets to Be Disposed Of," establishes financial accounting and reporting standards for long-lived assets and is effective for the fiscal year beginning October 1, 1996. Adoption of this standard will not have a material effect on the Company's financial position or results of operations.

ITEM EIGHT -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company and its subsidiaries and the report thereon of Arthur Andersen LLP, dated November 6, 1995 are included herein:

     -    Report of Independent Public Accountants.

     -    Consolidated Balance Sheets at September 30, 1995 and 1994.

     - Consolidated Statements of Income, Cash Flows and Shareholders' Equity for the years ended September 30, 1995, 1994, 1993.

     -    Notes to Consolidated Financial Statements.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Griffon Corporation:

     We have audited the accompanying consolidated balance sheets of Griffon Corporation (a Delaware corporation, formerly Instrument Systems Corporation) and subsidiaries as of September 30, 1995 and 1994 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Griffon Corporation and subsidiaries as of September 30, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995 in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements and schedules is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Roseland, New Jersey                              Arthur Andersen LLP
November 6, 1995

                         GRIFFON CORPORATION
                     CONSOLIDATED BALANCE SHEETS

                                                       SEPTEMBER 30,
                                                    1995            1994
                                               ------------     ------------
  ASSETS
  Current Assets:
  Cash and cash equivalents                    $  9,656,000     $ 28,659,000
  Marketable securities (Note 1)                 12,197,000       29,727,000
  Accounts receivable, less allowance
    for doubtful accounts of $3,727,000
    in 1995 and $3,659,000 in 1994
    (Note 1)                                     71,461,000       59,191,000
  Contract costs and recognized income
    not yet billed (Note 1)                      31,490,000       29,194,000
  Inventories (Note 1)                           78,823,000       68,918,000
  Prepaid expenses and other current
    assets                                        8,419,000        6,987,000
                                               ------------     ------------
    Total current assets                        212,046,000      222,676,000
                                               ------------     ------------
  Property, Plant and Equipment, at
    cost, net of depreciation and
    amortization (Note 1)                        48,401,000       49,890,000
                                               ------------     ------------
  Other Assets:
  Costs in excess of fair value of
    net assets of businesses acquired,
    net (Note 1)                                 21,267,000       18,240,000
  Other                                           3,902,000        2,409,000
                                               ------------     ------------
                                                 25,169,000       20,649,000
                                               ------------     ------------
                                               $285,616,000     $293,215,000
                                               ============     ============

                         GRIFFON CORPORATION
                 CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                       SEPTEMBER 30,
                                                    1995            1994
                                               ------------     ------------
  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities:
  Notes payable and current portion of
    long-term debt (Note 2)                    $  7,073,000     $  9,542,000
  Accounts payable                               40,032,000       33,704,000
  Accrued liabilities (Note 1)                   45,911,000       48,058,000
  Federal income taxes                            4,790,000       10,324,000
                                               ------------     ------------
    Total current liabilities                    97,806,000      101,628,000
                                               ------------     ------------
  Long-Term Debt (Note 2)                        16,074,000       15,538,000
                                               ------------     ------------
  Commitments and Contingencies
    (Note 4)

  Shareholders' Equity (Note 3):
    Preferred stock, par value $.25 per
      share, authorized 3,000,000 shares --
        Second Preferred Stock, Series I,
          authorized 1,950,000 shares,
          issued 1,669,537 shares in 1995
          and 1,677,129 shares in 1994
          (liquidation value $16,695,000
          and $16,771,000, respectively)            417,000          419,000
    Common stock, par value $.25 per share,
      authorized 85,000,000 shares, issued
      31,081,499 shares in 1995 and
      33,887,739 shares in 1994                   7,770,000        8,472,000
    Capital in excess of par value               52,149,000       78,614,000
    Retained earnings                           113,101,000       89,711,000
                                               ------------     ------------
                                                173,437,000      177,216,000
    Less --
    Deferred compensation                          (424,000)        (900,000)
    Treasury shares, at cost, 162,796
      common shares in 1995 and 34,500
      common shares in 1994                      (1,277,000)        (267,000)
                                               ------------     ------------
      Total shareholders' equity                171,736,000      176,049,000
                                               ------------     ------------
                                               $285,616,000     $293,215,000
                                               ============     ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               GRIFFON CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                               YEARS ENDED SEPTEMBER 30,
                                          1995           1994           1993
                                      ------------   ------------   ------------
Net sales                             $546,359,000   $488,957,000   $436,949,000
Cost of sales                          402,658,000    344,485,000    308,711,000
                                      ------------   ------------   ------------
                                       143,701,000    144,472,000    128,238,000
Selling, general and administrative
  expenses                             104,058,000     94,529,000     83,979,000
                                      ------------   ------------   ------------
                                        39,643,000     49,943,000     44,259,000
                                      ------------   ------------   ------------
Other income (expense):
  Interest expense                      (2,192,000)    (1,803,000)    (1,942,000)
  Interest income                        1,312,000      1,885,000        929,000
  Other, net                               265,000        322,000      1,020,000
                                      ------------   ------------   ------------
                                          (615,000)       404,000          7,000
                                      ------------   ------------   ------------
Income from continuing operations
  before income taxes                   39,028,000     50,347,000     44,266,000
                                      ------------   ------------   ------------
Provision for income taxes (Note 1):
  State and foreign                      2,483,000      3,558,000      3,330,000
  Federal                               12,738,000     17,084,000     14,376,000
                                      ------------   ------------   ------------
                                        15,221,000     20,642,000     17,706,000
                                      ------------   ------------   ------------
Income from continuing operations       23,807,000     29,705,000     26,560,000
                                      ------------   ------------   ------------
Discontinued operations, net of
  income tax effect (Note 5):
  Operating loss                           ---            ---           (537,000)
  Provision for loss on disposal           ---            ---         (7,938,000)
                                      ------------   ------------   ------------
                                           ---            ---         (8,475,000)
                                      ------------   ------------   ------------
Net income                            $ 23,807,000   $ 29,705,000   $ 18,085,000
                                      ============   ============   ============
Income per share of common stock
  (Note 1):
  Continuing operations               $        .71   $        .80   $        .70
  Discontinued operations                       --             --           (.22)
                                      ------------   ------------   ------------
  Net income                          $        .71   $        .80   $        .48
                                      ============   ============   ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                              GRIFFON CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      YEARS ENDED SEPTEMBER 30,
                                                 1995           1994           1993
                                             ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                   $ 23,807,000   $ 29,705,000   $ 18,085,000
                                             ------------   ------------   ------------
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization               8,670,000      9,754,000      9,458,000
    Provision for losses on accounts
      receivable                                  990,000        805,000        627,000
    Deferred income taxes                       1,396,000       (133,000)    (1,593,000)
    Loss from discontinued operations             ---            ---         10,681,000
    Change in assets and liabilities:
      Increase in accounts receivable
        and contract costs and recognized
        income not yet billed                 (12,059,000)    (1,477,000)   (16,922,000)
      Increase in inventories                  (6,431,000)   (12,385,000)    (8,702,000)
      (Increase) decrease in prepaid
        expenses and other assets                (111,000)      (429,000)       513,000
      Increase (decrease) in accounts
        payable, accrued liabilities and
        Federal income taxes                   (3,205,000)    10,185,000      7,274,000
      Other changes, net                       (1,103,000)       (26,000)       195,000
                                             ------------   ------------   ------------
    Total adjustments                         (11,853,000)     6,294,000      1,531,000
                                             ------------   ------------   ------------
        Net cash provided by operating
          activities                           11,954,000     35,999,000     19,616,000
                                             ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in marketable
   securities                                  17,530,000    (18,632,000)    (4,676,000)
Acquisition of property, plant and
  equipment                                    (8,080,000)    (9,241,000)    (8,438,000)
Net proceeds from sale of stock of
  affiliate                                       ---         11,615,000        ---
Acquired businesses                            (7,758,000)    (1,946,000)       ---
(Increase) decrease in equipment lease
  deposits and other                             (801,000)     1,294,000      2,639,000
                                             ------------   ------------   ------------
          Net cash provided by (used in)
            investing activities                  891,000    (16,910,000)   (10,475,000)
                                             ------------   ------------   ------------

                              GRIFFON CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                      YEARS ENDED SEPTEMBER 30,
                                                 1995           1994           1993
                                             ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares                   (28,233,000)   (15,415,000)    (1,562,000)
Proceeds from issuance of long-term
  debt                                            ---          7,100,000      4,500,000
Payment of long-term debt                      (9,528,000)    (8,464,000)    (3,580,000)
Increase in short-term borrowings               6,500,000        ---            ---
Other, net                                       (587,000)      (117,000)       (40,000)
                                             ------------   ------------   ------------
          Net cash used in financing
            activities                        (31,848,000)   (16,896,000)      (682,000)
                                             ------------   ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                 (19,003,000)     2,193,000      8,459,000
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                      28,659,000     26,466,000     18,007,000
                                             ------------   ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR     $  9,656,000   $ 28,659,000   $ 26,466,000
                                             ============   ============   ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                         GRIFFON CORPORATION
                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                        (DOLLARS IN THOUSANDS)

For the Years Ended September 30, 1995, 1994 and 1993

                                   SECOND PREFERRED                          CAPITAL IN
                                    STOCK, SERIES I         COMMON STOCK     EXCESS OF   RETAINED    DEFERRED     TREASURY SHARES
                                 SHARES    PAR VALUE    SHARES    PAR VALUE  PAR VALUE   EARNINGS  COMPENSATION   SHARES      COST
Balances, September 30, 1992    1,680,561    $420     39,109,878   $9,777     $99,637    $ 42,761     $1,875     3,457,884   $6,359
Amortization of deferred
  compensation                    ---         ---        ---         ---        ---         ---         (577)      ---        ---
Cash dividend on Second
  Preferred Stock, Series I
  (Note 3)                        ---         ---        ---         ---        ---          (420)     ---         ---        ---
Purchase of treasury shares
  (Note 3)                        ---         ---        ---         ---        ---         ---        ---         249,400    1,562
Exercise of stock options
  (Note 3)                        ---         ---        186,500       47         302       ---        ---         ---        ---
Retirement of treasury shares     ---         ---     (3,504,384)    (876)     (5,700)      ---        ---      (3,504,384)  (6,576)
Other                                 (70)    ---         11,350        3         (80)      ---        ---         ---        ---
Net income                        ---         ---        ---         ---        ---        18,085      ---         ---        ---
                                ---------    ----     ----------   ------     -------    --------    ------     ----------   ------
Balances, September 30, 1993    1,680,491     420     35,803,344    8,951      94,159      60,426     1,298        202,900    1,345
Amortization of deferred
  compensation                    ---         ---        ---         ---        ---         ---        (563)       ---        ---
Cash dividend on Second
  Preferred Stock, Series I
  (Note 3)                        ---         ---        ---         ---        ---          (420)     ---         ---        ---
Purchase of treasury shares
  (Note 3)                        ---         ---        ---         ---        ---         ---        ---       1,930,600   15,415
Exercise of stock options
  (Note 3)                        ---         ---        114,500       29         152       ---        ---         ---        ---
Retirement of treasury shares     ---         ---     (2,099,000)    (525)    (15,968)      ---        ---      (2,099,000) (16,493)
Other                              (3,362)     (1)        68,895       17         271       ---         165        ---        ---
Net income                        ---         ---        ---         ---        ---        29,705      ---         ---        ---
                                ---------    ----     ----------   ------     -------    --------    ------     ----------  -------
Balances, September 30, 1994    1,677,129     419     33,887,739    8,472      78,614      89,711       900         34,500      267
Amortization of deferred
  compensation                    ---         ---        ---         ---        ---         ---        (570)       ---        ---
Cash dividend on Second
  Preferred Stock, Series I
  (Note 3)                        ---         ---        ---         ---        ---          (417)     ---         ---        ---
Purchase of treasury shares
  (Note 3)                        ---         ---        ---         ---        ---         ---        ---       3,131,136   28,233
Exercise of stock options
  (Note 3)                        ---         ---        236,000       59         427       ---        ---         ---        ---
Retirement of treasury shares     ---         ---     (3,002,840)    (751)    (26,472)      ---        ---      (3,002,840) (27,223)
Other                              (7,592)     (2)       (39,400)     (10)       (420)      ---          94        ---        ---
Net income                        ---         ---        ---         ---        ---        23,807      ---         ---        ---
                                ---------    ----     ----------   ------     -------    --------    ------     ----------  -------
Balances, September 30, 1995    1,669,537    $417     31,081,499   $7,770     $52,149    $113,101    $  424        162,796  $ 1,277
                                =========    ====     ==========   ======     =======    ========    ======     ==========  =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

                             GRIFFON CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Consolidation

     The consolidated financial statements include the accounts of Griffon Corporation (formerly Instrument Systems Corporation) and all subsidiaries. All significant intercompany items have been eliminated in consolidation.

Cash flows, investments and credit risk

     Marketable securities consist primarily of U.S. government obligations and are carried at amortized cost which approximates market. Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," establishes financial accounting and reporting standards for investments and was effective for the fiscal year beginning October 1, 1994. Adoption of this standard did not have a material effect on the Company's financial position or results of operations. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash payments for interest expense were $2,162,000, $1,824,000 and $1,875,000 in 1995, 1994 and 1993, respectively.

     A substantial portion of the Company's trade receivables are from customers of the home and commercial products segment whose financial condition is dependent on the construction and related retail sectors of the economy.

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

Inventories

     Inventories, stated at the lower of cost (first-in, first-out or average) or market, include material, labor and manufacturing overhead costs, and are comprised of the following:

                                              SEPTEMBER 30,
                                          1995            1994
                                      -----------     -----------
       Finished goods                 $22,824,000     $16,664,000
       Work in process                 31,048,000      26,674,000
       Raw materials and supplies      24,951,000      25,580,000
                                      -----------     -----------
                                      $78,823,000     $68,918,000
                                      ===========     ===========

Property, plant and equipment

     Depreciation of property, plant and equipment is provided primarily on a straight-line basis over the estimated useful lives of the assets.

     Leasehold improvements are amortized over the life of the lease or life of the improvement, whichever is shorter.

     Property, plant and equipment consists of the following:

                                                   SEPTEMBER 30,
                                              1995            1994
                                           -----------     -----------
     Land, buildings and building
       improvements                        $25,113,000     $27,304,000
     Machinery and equipment                63,370,000      59,454,000
     Leasehold improvements                  8,251,000       7,975,000
                                           -----------     -----------
                                            96,734,000      94,733,000
     Less--Accumulated
       depreciation and
       amortization                         48,333,000      44,843,000
                                           -----------     -----------
                                           $48,401,000     $49,890,000
                                           ===========     ===========

     Maintenance and repair expense was $8,938,000, $8,208,000 and $8,096,000 in 1995, 1994 and 1993, respectively.

Acquisitions and costs in excess of fair value of net assets of businesses acquired ("Goodwill").

     Goodwill is being amortized on a straight-line basis over a period of forty years. At September 30, 1995 and 1994, accumulated amortization of goodwill was $4,245,000 and $3,618,000, respectively.

     In 1995 the Company acquired two companies involved in the installation of building products for an aggregate purchase price of $7,758,000. These acquisitions have been accounted for as purchases and resulted in an increase in goodwill of $3,650,000.

     Subsequent to the end of fiscal 1995, the Company acquired a manufacturer of heavy rolling doors, sectional garage doors, grilles and other door products for commercial, industrial and residential applications. The business was acquired for approximately $19,000,000 and has annual sales of approximately $60,000,000.

     Statement of Financial Accounting Standards No. 121, "Accounting for Long-Lived Assets and Long-Lived Assets to Be Disposed Of," establishes financial accounting and reporting standards for long-lived assets and is effective for the fiscal year beginning October 1, 1996. Adoption of this standard will not have a material effect on the Company's financial position or results of operations.

Income taxes

     The components of income tax expense included in continuing operations were as follows:

                          1995            1994           1993
                      -----------     -----------     -----------
     Current          $13,825,000     $20,775,000     $17,093,000
     Deferred           1,396,000        (133,000)        613,000
                      -----------     -----------     -----------
                      $15,221,000     $20,642,000     $17,706,000
                      ===========     ===========     ===========

     The primary components of deferred taxes result from differences in the reporting of depreciation, the allowance for doubtful accounts, and other non-deductible accruals.

     Cash payments for income taxes were $19,882,000, $16,809,000 and $15,151,000 in 1995, 1994 and 1993, respectively.

     The following table indicates the significant elements contributing to the difference between the U.S. Federal statutory tax rate and the effective tax rate:

                                       1995      1994      1993
                                       ----      ----      ----
          U.S. Federal statutory
            tax rate                   35.0%     35.0%     34.8%
          State and foreign
            income taxes                4.1       4.6       4.9
          Other                         (.1)      1.4        .3
                                       ----      ----      ----
          Effective tax rate           39.0%     41.0%     40.0%
                                       ====      ====      ====

Research and development costs

     Research and development costs not recoverable under contractual arrangements are charged to expense as incurred. Approximately $4,400,000, $4,000,000 and $3,600,000 for 1995, 1994 and 1993, respectively, was incurred on such research and development.

Accrued liabilities

     At September 30, 1995 and 1994, accrued liabilities included $12,931,000 and $13,856,000, respectively, for payroll and other employee benefits.

Income per share of Common Stock

     Income per share is calculated using the weighted average number of shares of Common Stock outstanding during each period, adjusted to reflect the dilutive effect of shares issuable for common stock equivalents. Shares used in computing income per share were 33,629,000 in 1995, 37,102,000 in 1994 and 37,989,000 in 1993.

2.  NOTES PAYABLE AND LONG-TERM DEBT:

     At September 30, 1995 the Company had outstanding notes payable to banks of $6,500,000 under short-term lines of credit. Borrowings under the lines bear interest at rates (7.5% as of September 30, 1995) based on the London Interbank Offered Rate ("LIBOR"), or the prime rate.

     The Company's long-term debt outstanding at September 30, 1995 relates primarily to real estate mortgages, with interest rates ranging from 8.0% to 8.7% and maturities through 2004.

     The following are the maturities of long-term debt outstanding at September 30, 1995 for each of the succeeding five years:

                         1996          $  573,000
                         1997           8,927,000
                         1998             279,000
                         1999             265,000
                         2000             265,000

     During 1995 the Company entered into an eight-year loan agreement with two banks. The agreement provides for up to $60,000,000 of revolving credit for three years after which outstanding borrowings may be converted into a five-year term loan. Borrowings bear interest at rates based upon LIBOR or at the prime rate and are secured by the capital stock of one of the company's wholly-owned subsidiaries and the capital stock of newly acquired subsidiaries financed by borrowings under the loan agreement. In October 1995, $19,000,000 was drawn down under this credit agreement in connection with an acquisition (see Note 1).

3.  SHAREHOLDERS' EQUITY:

     In connection with its stock repurchase program covering up to 7,000,000 shares of common and preferred stock, the Company acquired 249,400 shares of Common Stock in 1993 for $1,562,000, 1,930,600 shares of Common Stock in 1994 for $15,415,000 and 3,131,136 shares of Common Stock in 1995 for $28,233,000.
The 1995 purchases include approximately 3,000,000 shares of Common Stock acquired under a self-tender offer at a price of $8.75 per share.

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

     The Company has an Employee Stock Ownership Plan ("ESOP") which covers most of the Company's nonunion employees. The ESOP has a loan agreement, which is guaranteed by the Company, the proceeds of which were used to purchase equity securities of the Company. The outstanding balance of the loan has been reflected as a liability in the accompanying consolidated balance sheets with a like amount of deferred compensation recorded as a reduction of shareholders' equity.

     The Company has three stock option plans under which options for an aggregate of 3,000,000 shares of Common Stock may be granted. The plans provide for the granting of options at an exercise price of not less than 100% of the fair market value per share at date of grant. Options generally expire five or ten years after date of grant and become exercisable in installments as determined by the Board of Directors. Transactions under the plans are as follows:

                                     NUMBER               OPTION
                                    OF SHARES             PRICE
                                    ----------       ----------------
Outstanding at September 30,
  1993                              1,051,000        $1.00 to $7.00
Granted                               907,000        $7.125 to $9.125
Exercised                            (114,500)       $1.00 to $7.00
Terminated                             (1,500)                $7.00
                                    ---------
Outstanding at September 30,
  1994                              1,842,000        $1.50 to $9.125
Granted                               713,000        $7.50 to $8.625
Exercised                            (236,000)       $1.625 to $7.00
Terminated                            (22,250)       $7.00 to $8.625
                                    ---------
Outstanding at September 30,
  1995                              2,296,750        $1.50 to $9.125
                                    =========

     The outstanding options expire at various dates through 2005. Options for 844,500 shares are exercisable at September 30, 1995 at $1.50 to $9.125 per share. Outstanding options include grants in 1994 covering 680,000 shares of stock that do not become exercisable unless the market price of the Common Stock has attained an average price of $10 per share for 10 consecutive trading days, or 60 days before the options expire, whether or not the price target has been met. As of September 30, 1995, options for 638,750 shares were available for future grants.

     The Company has an Outside Director Stock Award Plan (the "Outside Director Plan"), which was approved by the shareholders in 1994, under which 300,000 shares may be issued to non-employee directors. Annually, each eligible director is awarded shares of the Company's Common Stock having a value of $10,000 which vests over a three-year period. For shares issued under the Outside Director Plan, the fair market value of the shares at the date of issuance will be amortized to compensation expense over the vesting period. The related deferred compensation has been reflected as a reduction of shareholders' equity. In 1995 and 1994, 11,630 and 10,770 shares, respectively, were issued under the Outside Director Plan.

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

     As of September 30, 1995, shares of the Company's authorized but unissued Common Stock were reserved in connection with the following:

                                                       SHARES
                                                      ---------
          Conversion of outstanding Second
            Preferred Stock, Series I                 1,669,537
          Stock option and award plans                3,213,100
          Exercise of Common Stock purchase
            warrants                                    226,414
          Exercise of Common Stock purchase
            Rights                                   18,013,877
                                                     ----------
                                                     23,122,928
                                                     ==========

4.  COMMITMENTS AND CONTINGENCIES:

     The Company and its subsidiaries rent real property and equipment under operating leases expiring at various dates. Most of the real property leases have escalation clauses related to increases in real property taxes.

     Future minimum payments under noncancellable operating leases consisted of the following at September 30, 1995:

               1996                      $14,700,000
               1997                       12,800,000
               1998                        9,200,000
               1999                        7,400,000
               2000                        4,200,000
               Later years                 3,300,000

     Rent expense for all operating leases, net of subleases, totalled approximately $18,900,000, $18,600,000 and $16,900,000 in 1995, 1994 and 1993,
respectively.

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

     Two officers of the Company have employment agreements, as amended, for a term ending in 2000. The agreements provide for salary and, under certain conditions, incentive bonuses. The agreements also provide that in the event there is a change in the control of the Company, as defined therein, the officers have the option to terminate the agreements and receive a lump sum payment based upon the compensation payable over the balance of the agreements. As of September 30, 1995, the amount payable in the event of such termination would be approximately $32,000,000.

5.  DISCONTINUED OPERATIONS:

     During 1993, the Company decided to withdraw from the apparel business and sell its 25% interest in Oneita Industries, Inc.. The sale of the investment was completed in October 1993 for approximately $11,600,000 and the financial statements reflect a related charge in 1993 of $7,938,000 (net of income tax effect of $1,930,000).

6.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

     Quarterly results of operations for the years ended September 30, 1995 and 1994 are as follows:

                                                  QUARTERS ENDED
                            SEPTEMBER 30,     JUNE 30,       MARCH 31,    DECEMBER 31,
                                1995            1995           1995           1994
                            -------------   ------------   ------------   ------------
Net sales                   $157,410,000    $135,238,000   $120,149,000   $133,562,000
Gross profit                  39,783,000      34,257,000     31,315,000     38,346,000
Net income                     7,782,000       5,052,000      3,251,000      7,722,000
Income per share of
  common stock              $        .24    $        .15   $        .10   $        .22
                            ============    ============   ============   ============

                                                  QUARTERS ENDED
                            SEPTEMBER 30,     JUNE 30,       MARCH 31,    DECEMBER 31,
                                1994            1994           1994           1993
                            -------------   ------------   ------------   ------------
Net sales                   $141,658,000    $125,287,000   $105,857,000   $116,155,000
Gross profit                  42,185,000      36,621,000     31,299,000     34,367,000
Net income                    10,603,000       7,371,000      4,926,000      6,805,000
Income per share of
  common stock              $        .29    $        .20   $        .13   $        .18
                            ============    ============   ============   ============

7.  BUSINESS SEGMENTS:

     The Company's principal business segments are as follows -- Home and Commercial Products (manufacture and sale of garage doors and other building products, hardware primarily for the food service industry, and synthetic batting); Electronic Information and Communication Systems (communication and information systems for government and commercial markets); and Specialty Plastic Films (manufacture and sale of plastic films for baby diapers, adult incontinence care products and disposable surgical and patient care products).

     Information on the Company's business segments is as follows:

                                                   SEPTEMBER 30,
                                        1995           1994           1993
                                    ------------   ------------   ------------
Net sales --
Home and commercial products        $339,333,000   $280,342,000   $230,809,000
Electronic information and
  communication systems               95,816,000     94,001,000     92,835,000
Specialty plastic films              111,210,000    114,614,000    113,305,000
                                    ------------   ------------   ------------
                                    $546,359,000   $488,957,000   $436,949,000
                                    ============   ============   ============

Operating income --
Home and commercial products        $ 26,177,000   $ 25,103,000   $ 21,569,000
Electronic information and
  communication systems                9,145,000      9,577,000      9,514,000
Specialty plastic films                9,006,000     20,752,000     18,737,000
                                    ------------   ------------   ------------
Total operating income                44,328,000     55,432,000     49,820,000
General corporate expenses            (4,420,000)    (5,167,000)    (4,541,000)
Interest income (expense), net          (880,000)        82,000     (1,013,000)
                                    ------------   ------------   ------------
Income from continuing operations
  before income taxes               $ 39,028,000   $ 50,347,000   $ 44,266,000
                                    ============   ============   ============
Identifiable assets --
Home and commercial products        $127,087,000   $112,799,000   $ 96,198,000
Electronic information and
  communication systems               99,138,000     86,962,000     89,264,000
Specialty plastic films               40,003,000     43,205,000     41,592,000
Corporate                             19,388,000     50,249,000     43,216,000
                                    ------------   ------------   ------------
                                    $285,616,000   $293,215,000   $270,270,000
                                    ============   ============   ============
Capital expenditures --
Home and commercial products        $  4,719,000   $  6,446,000   $  2,831,000
Electronic information and
  communication systems                2,320,000      1,941,000      2,231,000
Specialty plastic films                  929,000        793,000      3,374,000
Corporate                                112,000         61,000          2,000
                                    ------------   ------------   ------------
                                    $  8,080,000   $  9,241,000   $  8,438,000
                                    ============   ============   ============
Depreciation and amortization --
Home and commercial products        $  3,668,000   $  3,284,000   $  2,799,000
Electronic information and
  communication systems                2,533,000      3,150,000      3,277,000
Specialty plastic films                2,273,000      3,169,000      3,194,000
Corporate                                196,000        151,000        188,000
                                    ------------   ------------   ------------
                                    $  8,670,000   $  9,754,000   $  9,458,000
                                    ============   ============   ============

     Sales to the United States Government and its agencies, either as a prime contractor or subcontractor, aggregated approximately $52,000,000 for 1995, $62,000,000 for 1994 and $60,000,000 for 1993, all of which are included in the electronic information and communication systems segment. Sales between business segments are not material. In computing operating income, none of the following have been added or deducted -- general corporate expenses, net interest income or expense and income taxes. Assets by business segment are those identifiable assets that are used in the Company's operations in each segment. Corporate assets are principally cash and marketable securities. Included in capital expenditures in 1994 of the home and commercial products segment was $4,200,000 for the purchase of a building that was previously leased.

ITEM NINE -  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
             DISCLOSURE

     None.
                                  PART III


     The information required by Part III is incorporated by reference to the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in February, 1996, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended September 30, 1995. Information relating to the officers of the Registrant appears under Item I of this report.

                                   PART IV


ITEM FOURTEEN - EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                AND REPORTS ON FORM 8-K

     The following consolidated financial statements of Griffon Corporation and subsidiaries are included in Item 8:



(a) 1. Financial Statements

    Consolidated Balance Sheets at September 30,
         1995 and 1994...............................................

    Consolidated Statements of Income for the Years
         Ended September 30, 1995, 1994 and 1993.....................

    Consolidated Statements of Cash Flows for the
         Years Ended September 30, 1995, 1994 and 1993...............

    Consolidated Statements of Shareholders' Equity
         for the Years Ended September 30, 1995, 1994
         and 1993....................................................

    Notes to Consolidated Financial Statements.......................

(a) 2.  Schedule

        II  Valuation and Qualifying Accounts..................


(1) Schedules other than those listed are omitted because they are not applicable or because the information required is included in the consolidated financial statements.


(b)  Reports on Form 8-K:

     None.


(c) Exhibits:

Exhibit No.

     3.1       Restated Certificate of Incorporation

     3.2 By-laws as amended (Exhibit 3 of Current Report on Form 8-K dated November 8, 1994)

     4.1 Amendment to Rights Agreement dated as of November 8, 1994 between Registrant and American Stock Transfer Company (Exhibit
               4.1 of Current Report on Form 8-K dated November 8, 1994)

     4.2 Loan Agreement dated June 8, 1995 between the Registrant and lending institutions

     10.1 Employment Agreement dated March 1, 1983 between the Registrant and Robert Balemian, as amended (Exhibit 10 of Current Report on Form 8-K dated March 1, 1983, Exhibit 10 of Current Report on Form 8-K dated March 2, 1983, Exhibit 10(a) of Current Report on Form 8-K dated March 15, 1984, Exhibit 10 of Current Report on Form 8-K dated May 4, 1987, Exhibit 10(a) of Current Report on Form 8-K dated February 13, 1989, Exhibit 10 of Current Report on Form 8-K dated February 28, 1990, Exhibit 10 of Current Report on Form 8-K dated February 25, 1991 and Exhibit 10 of Current Report on Form 8-K dated May 28, 1991)

     10.2 Employment Agreement dated March 1, 1983 between the Registrant and Harvey R. Blau, as amended (Exhibit 10 of Current Report on Form 8-K dated March 1, 1983, Exhibit 10 of Current Report on Form 8-K dated March 2, 1983, Exhibit 10(b) of Current Report on Form 8-K dated March 15, 1984, Exhibit 10 of Current Report on Form 8-K dated May 4, 1987, Exhibit 10(a) of Current Report on Form 8-K dated February 13, 1989, and Exhibit 10 of Current Report on Form 8-K dated February 28, 1990, Exhibit 10 of Current Report on Form 8-K dated February 25, 1991 and Exhibit 10 of Current Report on Form 8-K dated May 28, 1991)

     10.3 Form of Trust Agreement between the Registrant and U.S. Trust Company of California, N.A., as Trustee, relating to the Company's Employee Stock Ownership Plan (Exhibit 10.3 of Annual Report on Form 10-K for the year ended September 30, 1994)

     10.4 Warrant Agreement to Officer (Exhibit 28 of Current Report on Form 8-K dated March 2, 1983)

     10.5 1992 Non-Qualified Stock Option Plan (Exhibit 10.10 of Annual Report on Form 10-K for the year ended September 30, 1993)

     10.6 Non-Qualified Stock Option Plan (Exhibit 10.12 of Annual Report on Form 10-K for the year ended September 30, 1988)

     10.7 Form of Indemnification Agreement between the Registrant and its officers and directors (Exhibit 28 to Current Report on Form 8-K dated May 3, 1990)

     10.8 Outside Director Stock Award Plan (Exhibit 4 of Form S-8 Registration Statement No. 33-52319)

     10.9 1995 Stock Option Plan (Exhibit 4 of Form S-8 Registration Statement No. 33-57683)

     21 The following lists the Company's significant subsidiaries all of which are wholly-owned by the Company. The names of certain subsidiaries which do not, when considered in the aggregate constitute a significant subsidiary, have been omitted.

                                                         State of
                   Name of Subsidiary                 Incorporation
                   ------------------                 -------------
               Clopay Corporation                       Delaware
               Telephonics Corporation                  Delaware
               Standard-Keil Industries, Inc.           Delaware
               Lightron Corporation                     Delaware

     23        Consent of Arthur Andersen LLP

     27        Financial Data Schedule (for electronic submission only)

     99        Additional Exhibit

     The following undertakings are incorporated into the Company's Registration Statements on Form S-8 (Registration Nos. 2-82183, 2-99536, 33-14259, 33-39090,
33-62966, 33-52319 and 33-57683).

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

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of November, 1995.
                                               GRIFFON CORPORATION

                                               By: Harvey R. Blau
                                                   ---------------------
                                                   Harvey R. Blau
                                                   Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 17, 1995 by the following persons in the capacities indicated:

Harvey R. Blau                 Chairman of the Board
------------------------       (Principal Executive Officer)
Harvey R. Blau

Robert Balemian                President and Director
------------------------       (Principal Operating and Financial Officer)
Robert Balemian

Patrick L. Alesia              Vice President and Treasurer
------------------------       (Chief Accounting Officer)
Patrick L. Alesia

Henry A. Alpert                Director
------------------------
Henry A. Alpert

Bertrand M. Bell               Director
------------------------
Bertrand M. Bell

Robert Bradley                 Director
------------------------
Robert Bradley

Abraham M. Buchman             Director
------------------------
Abraham M. Buchman

Clarence A. Hill, Jr.          Director
------------------------
Clarence A. Hill, Jr.

Ronald J. Kramer               Director
------------------------
Ronald J. Kramer

James W. Stansberry            Director
------------------------
James W. Stansberry

Martin S. Sussman              Director
------------------------
Martin S. Sussman

William H. Waldorf             Director
------------------------
William H. Waldorf

Lester L. Wolff                Director
------------------------
Lester L. Wolff

                                                                 SCHEDULE II



                                 GRIFFON CORPORATION AND SUBSIDIARIES

                           SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                        FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

                                                               Additions           Deductions
                                                      -------------------------    ----------
                                         Balance at   Charged to    Charged to      Accounts     Balance at
                                         Beginning    Profit and      Other         Written         End
Description                              of Period       Loss        Accounts         Off        of Period
--------------------------------------   ----------   ----------   ------------    ----------    ----------
FOR THE YEAR ENDED SEPTEMBER 30, 1995:
  Allowance for doubtful accounts        $3,659,000    $990,000    $179,000 (1)    $1,101,000    $3,727,000
                                         ==========    ========    ========        ==========    ==========
FOR THE YEAR ENDED SEPTEMBER 30, 1994:
  Allowance for doubtful accounts        $3,860,000    $805,000    $ 95,000 (2)    $1,101,000    $3,659,000
                                         ==========    ========    ========        ==========    ==========
FOR THE YEAR ENDED SEPTEMBER 30, 1993:
  Allowance for doubtful accounts        $3,913,000    $627,000    $ 38,000 (2)    $  718,000    $3,860,000
                                         ==========    ========    ========        ==========    ==========




                               (1)  Principally related to an acquired company.

                               (2)  Recoveries of amounts previously written off.
