Form 10-Q
period 1995-12-31
GRIFFON CORP
filed 1996-02-12
CIK 50725

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995

                                      OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from _________ to ________

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
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 30,778,647 shares of Common Stock as of January 31, 1996.

                                   FORM 10-Q

                                   CONTENTS




PART I -  FINANCIAL INFORMATION (Unaudited)

          Condensed Consolidated Balance Sheets at December 31, 1995 and September 30, 1995

          Condensed Consolidated Statements of Income for the Three Months Ended December 31, 1995 and 1994

          Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31, 1995 and 1994

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

          Item 3:  Defaults upon Senior Securities

          Item 4:  Submission of Matters to a Vote of Security Holders

          Item 5:  Other Information

          Item 6:  Exhibits and Reports on Form 8-K

          Signature

                     GRIFFON CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                December 31,     September 30,
                                                    1995             1995
                                                ------------     -------------
                                                (Unaudited)        (Note 1)
ASSETS

   CURRENT ASSETS:

     Cash and cash equivalents                  $ 26,163,000     $  9,656,000

     Marketable securities                         5,294,000       12,197,000

     Accounts receivable, less allowance
       for doubtful accounts                      73,286,000       71,461,000

     Contract costs and recognized
       income not yet billed                      32,139,000       31,490,000

     Inventories (Note 2)                         88,994,000       78,823,000

     Prepaid expenses and other current
        assets                                     8,902,000        8,419,000
                                                ------------     ------------
        Total current assets                     234,778,000      212,046,000

   PROPERTY, PLANT AND EQUIPMENT
      at cost, less accumulated depreciation
      and amortization of $50,485,000 at
      December 31, 1995 and $48,333,000 at
      September 30, 1995                          57,977,000       48,401,000

   OTHER ASSETS                                   25,970,000       25,169,000
                                                ------------     ------------
                                                $318,725,000     $285,616,000
                                                ============     ============

           See notes to condensed consolidated financial statements.

                     GRIFFON CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                December 31,     September 30,
                                                    1995             1995
                                                ------------     -------------
                                                (Unaudited)        (Note 1)
LIABILITIES AND SHAREHOLDERS' EQUITY

   CURRENT LIABILITIES:

     Accounts and notes payable                 $ 51,470,000     $ 46,532,000
     Other current liabilities                    57,121,000       51,274,000
                                                ------------     ------------
       Total current liabilities                 108,591,000       97,806,000
                                                ------------     ------------
   LONG-TERM DEBT                                 33,225,000       16,074,000
                                                ------------     ------------
   SHAREHOLDERS' EQUITY:
   Preferred stock, par value $.25 per share,
     authorized 3,000,000 shares --
     Second Preferred Stock, Series I,
       authorized 1,950,000 shares, issued
       1,669,507 shares at December 31, 1995
       and 1,669,537 shares at September 30,
       1995 (liquidation value $16,695,000
       and $16,695,000, respectively)                417,000          417,000
   Common Stock, par value $.25 per share,
     authorized 85,000,000 shares, issued
     31,094,028 shares at December 31, 1995
     and 31,081,499 shares at September 30,
     1995, and 259,896 shares and 162,796
     shares in treasury at December 31, 1995
     and September 30, 1995, respectively          7,774,000        7,770,000

   Other shareholders' equity                    168,718,000      163,549,000
                                                ------------     ------------
      Total shareholders' equity                 176,909,000      171,736,000
                                                ------------     ------------
                                                $318,725,000     $285,616,000
                                                ============     ============

           See notes to condensed consolidated financial statements.

                     GRIFFON CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                                THREE MONTHS ENDED DECEMBER 31,
                                                -------------------------------
                                                    1995             1994
                                                ------------     ------------
Net sales                                       $163,477,000     $133,562,000

Cost of sales                                    123,627,000       95,216,000
                                                ------------     ------------
       Gross profit                               39,850,000       38,346,000

Selling, general and administrative
   expenses                                       29,833,000       25,611,000
                                                ------------     ------------
       Income from operations                     10,017,000       12,735,000
                                                ------------     ------------
Other income (expense):
       Interest expense                             (772,000)        (515,000)
       Interest income                               369,000          619,000
       Other, net                                     (3,000)          31,000
                                                ------------     ------------
                                                    (406,000)         135,000
                                                ------------     ------------
       Income before income taxes                  9,611,000       12,870,000
                                                ------------     ------------
Provision for income taxes:
   Federal                                         3,134,000        4,250,000
   State and other                                   614,000          898,000
                                                ------------     ------------
                                                   3,748,000        5,148,000
                                                ------------     ------------
     Net income                                 $  5,863,000     $  7,722,000
                                                ============     ============
Net income per share of common stock (Note 3)   $        .18     $        .22
                                                ============     ============

           See notes to condensed consolidated financial statements.

                           GRIFFON CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                                           THREE MONTHS ENDED DECEMBER 31,
                                                           -------------------------------
                                                                 1995            1994
                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                   $ 5,863,000    $ 7,722,000
                                                             -----------    -----------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                             2,460,000      2,068,000
     Provision for losses on accounts receivable                 272,000        302,000
     Change in assets and liabilities:
         Decrease in accounts receivable and contract
         costs and recognized income not yet billed            8,814,000      6,741,000
       Increase in inventories                                  (488,000)    (3,134,000)
       (Increase) decrease in prepaid expenses and other
         assets                                                  504,000       (779,000)
       Increase (decrease) in accounts payable and accrued
         liabilities                                             591,000    (15,425,000)
       Other changes, net                                         50,000        684,000
                                                             -----------    -----------
   Total adjustments                                          12,203,000     (9,543,000)
                                                             -----------    -----------
                Net cash provided by (used in) operating
                  activities                                  18,066,000     (1,821,000)
                                                             -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Net decrease in marketable securities                       6,903,000     25,585,000
   Acquisition of property, plant and equipment               (1,294,000)    (1,498,000)
   Acquired businesses                                       (21,884,000)    (7,758,000)
   Increase in equipment lease deposits and other               (315,000)       (17,000)
                                                             -----------    -----------
                Net cash provided by (used in) investing
                  activities                                 (16,590,000)    16,312,000
                                                             -----------    -----------

                           GRIFFON CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                        (Unaudited)
                                                           THREE MONTHS ENDED DECEMBER 31,
                                                           -------------------------------
                                                                 1995            1994
                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Purchase of common shares                                    (862,000)   (28,166,000)
   Proceeds from issuance of long-term debt                   17,000,000        ---
   Payment of long-term debt                                    (135,000)    (9,127,000)
   Increase (decrease) in short-term borrowings               (1,000,000)     9,000,000
   Other, net                                                     28,000          4,000
                                                             -----------    -----------
                Net cash provided by (used in) financing
                  activities                                  15,031,000    (28,289,000)
                                                             -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          16,507,000    (13,798,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               9,656,000     28,659,000
                                                             -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $26,163,000    $14,861,000
                                                             ===========    ===========

                 See notes to condensed consolidated financial statements.

                     GRIFFON CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  Basis of Presentation -

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at September 30, 1995 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ended September 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to shareholders for the year ended September 30, 1995.

(2)  Inventories -

      Inventories, stated at the lower of cost (first-in, first-out or average) or market, are comprised of the following:

                                           December 31,    September 30,
                                               1995            1995
                                           ------------    -------------
      Finished goods . . . . . . . . . .   $25,608,000      $22,824,000

      Work in process  . . . . . . . . .    30,796,000       31,048,000

      Raw materials and supplies . . . .    32,590,000       24,951,000
                                           -----------      -----------
                                           $88,994,000      $78,823,000
                                           ===========      ===========

(3)  Net Income Per Share and Stock Repurchase Program -

      Net income per share is calculated using the weighted average number of shares of common stock, and where dilutive, common stock equivalents outstanding during each period. Shares used in computing per share results were 33,097,000 and 35,294,000 for the three months ended December 31, 1995 and 1994, respectively. On February 6, 1996, the Company announced a self-tender offer for up to 2,000,000 shares of its common stock. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

(4)   Acquisitions -

      During the quarter, $21.9 million was used to acquire two companies for the building products business, including a manufacturer of heavy rolling doors, sectional garage doors, grilles and other door products for commercial, industrial and residential applications with annual sales of $60 million. These acquisitions were primarily funded by borrowings under the Company's revolving credit loan agreement with two banks. The acquisitions have been accounted for as purchases.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS


Results of Operations

      Net sales were $163.5 million for the three-month period ended December 31, 1995, an increase of $29.9 million or 22.4% over last year.

      Net sales of the building products business were $98.4 million, an increase of $18.5 million or 23.2% over last year primarily due to acquired businesses. Net sales of the specialty plastic films business were $31.7 million, an increase of $5.1 million or 19.3% over last year. The increase is primarily due to sales of new laminated products to its major customer, partially offset by the previously reported phase-out of the thin laminate program with this customer. Net sales of the electronic information and communication systems business were $23.3 million, an increase of $5.8 million or 33.0% compared to last year principally due to new program awards.

      Income from operations for the three-month period ended December 31, 1995 was $10.0 million compared to $12.7 million last year. Operating income of the building products business decreased $2.3 million compared to last year. Lower garage door unit sales due to weakness in the construction and related retail markets, severe weather conditions in December 1995, additional costs to phase-out an unprofitable product line and raw material cost increases in excess of selling price increases, offset by the earnings of acquired companies were the principal reasons for the decrease. Operating income of the specialty plastic films business decreased by $.6 million compared to last year primarily due to the phase-out of the thin laminate program and start-up costs relating to the segment's new laminate products for its major customer, offset by the effect of the sales increase and lower raw material costs for polyethylene resin. It is anticipated that new laminate products will positively impact operating results of this division in subsequent periods. Operating income of the electronic information and communication systems business increased by $.5 million principally due to the sales increase offset by increased bid and proposal expenditures.

Liquidity and Capital Resources

      Cash flow provided by operations for the quarter was $18.1 million and working capital was $126.2 million at December 31, 1995.

      During the quarter, $21.9 million was used to acquire two companies for the building products business, including a manufacturer of heavy rolling doors, sectional garage doors, grilles and other door products for commercial, industrial and residential applications with annual sales of $60 million. These acquisitions were primarily funded by borrowings under the Company's revolving credit loan agreement with two banks. The Company also expended $.9 million to purchase its Common Stock in connection with the Company's stock repurchase program.

      On February 6, 1996, the Board of Directors authorized a self-tender offer for up to an additional 2,000,000 shares of the Company's Common Stock at prices between $9.50 and $10.25. The Company will determine the per share price within that range that will allow it to purchase 2,000,000 shares or such lesser number as may be tendered. The offer expires in March 1996 and increases the stock buyback program to a total of 9,000,000 shares of the Company's Common and Preferred Stock, under which approximately 5,500,000 shares of Common Stock have been purchased. The self-tender will be funded by borrowings under the Company's existing bank loan agreement.

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

            None

Item 3      Defaults upon Senior Securities

            None

Item 4      Submission of Matters to a Vote of Security Holders

            (a) The Registrant held its Annual Meeting of Stockholders on February 6, 1996.

            (b)   Not applicable.

            (c) Four directors were elected at the Annual Meeting of Stockholders to serve until the Annual Meeting of Stockholders in 1999 or until their successors are chosen and qualified. The names of these Directors and votes cast in favor of their election and shares withheld are as follows:

                         NAME               VOTES FOR      VOTES WITHHELD
                         ----               ---------      --------------
                  Bertrand M. Bell          27,579,575        206,045
                  Robert Bradley            27,577,266        208,354
                  Martin S. Sussman         27,581,532        204,088
                  Lester L. Wolff           27,577,412        208,208

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


                                          GRIFFON CORPORATION



                                          By Robert Balemian
                                             -----------------------------
                                             Robert Balemian
                                             President
                                             (Principal Financial Officer)




Date:  February 8, 1996