Form 10-Q
period 1996-03-31
GRIFFON CORP
filed 1996-04-29
CIK 50725

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

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

                                                   X   Yes                 No
                                                 _____               _____

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 28,886,745 shares of Common Stock as of April 19, 1996.

                                   FORM 10-Q

                                   CONTENTS




PART I -  FINANCIAL INFORMATION (Unaudited)

          Condensed Consolidated Balance Sheets at March 31, 1996
          and September 30, 1995

          Condensed Consolidated Statements of Income for the Three Months and Six Months Ended March 31, 1996 and 1995

          Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 1996 and 1995

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

          Item 3:  Defaults upon Senior Securities

          Item 4:  Submission of Matters to a Vote of Security Holders

          Item 5:  Other Information

          Item 6:  Exhibits and Reports on Form 8-K

          Signature

                     GRIFFON CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  March 31,      September 30,
                                                    1996             1995
                                                -------------    -------------
                                                 (Unaudited)       (Note 1)
ASSETS

   CURRENT ASSETS:

     Cash and cash equivalents                  $ 15,377,000     $  9,656,000

     Marketable securities                         3,311,000       12,197,000

     Accounts receivable, less allowance
       for doubtful accounts                      73,225,000       71,461,000

     Contract costs and recognized
       income not yet billed                      32,527,000       31,490,000

     Inventories (Note 2)                         90,387,000       78,823,000

     Prepaid expenses and other current
        assets                                     7,918,000        8,419,000
                                                ------------     ------------
        Total current assets                     222,745,000      212,046,000

   PROPERTY, PLANT AND EQUIPMENT
      at cost, less accumulated depreciation
      and amortization of $52,783,000 at
      March 31, 1996 and $48,333,000 at
      September 30, 1995                          58,643,000       48,401,000

   OTHER ASSETS                                   25,974,000       25,169,000
                                                ------------     ------------
                                                $307,362,000     $285,616,000
                                                ============     ============

           See notes to condensed consolidated financial statements.

                     GRIFFON CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  March 31,      September 30,
                                                    1996             1995
                                                ------------     -------------
                                                 (Unaudited)       (Note 1)
LIABILITIES AND SHAREHOLDERS' EQUITY

   CURRENT LIABILITIES:

     Accounts and notes payable                 $ 49,901,000     $ 46,532,000
     Other current liabilities                    51,702,000       51,274,000
                                                ------------     ------------
       Total current liabilities                 101,603,000       97,806,000
                                                ------------     ------------
   LONG-TERM DEBT (Notes 4 and 5)                 45,475,000       16,074,000
                                                ------------     ------------
   SHAREHOLDERS' EQUITY (Note 4):
   Preferred stock, par value $.25 per share,
     authorized 3,000,000 shares --
     Second Preferred Stock, Series I,
       authorized 1,950,000 shares, issued
       1,662,356 shares at March 31, 1996
       and 1,669,537 shares at September 30,
       1995 (liquidation value $16,624,000
       and $16,695,000, respectively)                416,000          417,000
   Common stock, par value $.25 per share,
     authorized 85,000,000 shares, issued
     29,211,641 shares at March 31, 1996
     and 31,081,499 shares at September 30,
     1995, and 334,896 shares and 162,796
     shares in treasury at March 31, 1996
     and September 30, 1995, respectively          7,302,000        7,770,000

   Other shareholders' equity                    152,566,000      163,549,000
                                                ------------     ------------
      Total shareholders' equity                 160,284,000      171,736,000
                                                ------------     ------------
                                                $307,362,000     $285,616,000
                                                ============     ============

           See notes to condensed consolidated financial statements.

                     GRIFFON CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                                 THREE MONTHS ENDED MARCH 31,
                                                -----------------------------
                                                    1996             1995
                                                ------------     ------------
Net sales                                       $150,427,000     $120,149,000

Cost of sales                                    115,070,000       88,834,000
                                                ------------     ------------
       Gross profit                               35,357,000       31,315,000

Selling, general and administrative
   expenses                                       28,609,000       25,804,000
                                                ------------     ------------
       Income from operations                      6,748,000        5,511,000
                                                ------------     ------------
Other income (expense):
       Interest expense                             (764,000)        (532,000)
       Interest income                               279,000          219,000
       Other, net                                     74,000          221,000
                                                ------------     ------------
                                                    (411,000)         (92,000)
                                                ------------     ------------
       Income before income taxes                  6,337,000        5,419,000
                                                ------------     ------------
Provision for income taxes:
   Federal                                         2,088,000        1,743,000
   State and other                                   383,000          425,000
                                                ------------     ------------
                                                   2,471,000        2,168,000
                                                ------------     ------------
     Net income                                 $  3,866,000     $  3,251,000
                                                ============     ============
Net income per share of common stock (Note 3)   $        .12     $        .10
                                                ============     ============

           See notes to condensed consolidated financial statements.

                     GRIFFON CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                                  SIX MONTHS ENDED MARCH 31,
                                                -----------------------------
                                                    1996             1995
                                                ------------     ------------
Net sales                                       $313,904,000     $253,711,000

Cost of sales                                    238,697,000      184,050,000
                                                ------------     ------------
       Gross profit                               75,207,000       69,661,000

Selling, general and administrative
   expenses                                       58,442,000       51,415,000
                                                ------------     ------------
       Income from operations                     16,765,000       18,246,000
                                                ------------     ------------
Other income (expense):
       Interest expense                           (1,536,000)      (1,047,000)
       Interest income                               648,000          838,000
       Other, net                                     71,000          252,000
                                                ------------     ------------
                                                    (817,000)          43,000
                                                ------------     ------------
       Income before income taxes                 15,948,000       18,289,000
                                                ------------     ------------
Provision for income taxes:
   Federal                                         5,222,000        5,993,000
   State and other                                   997,000        1,323,000
                                                ------------     ------------
                                                   6,219,000        7,316,000
                                                ------------     ------------
     Net income                                 $  9,729,000     $ 10,973,000
                                                ============     ============
Net income per share of common stock (Note 3)   $        .30     $        .32
                                                ============     ============

           See notes to condensed consolidated financial statements.

                           GRIFFON CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                                             SIX MONTHS ENDED MARCH 31,
                                                             --------------------------
                                                                 1996            1995
                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                   $ 9,729,000    $10,973,000
                                                             -----------    -----------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                             5,033,000      4,139,000
     Provision for losses on accounts receivable                 609,000        406,000
     Change in assets and liabilities:
         Decrease in accounts receivable and contract
         costs and recognized income not yet billed            8,259,000      8,657,000
       Increase in inventories                                (1,850,000)    (3,898,000)
       Decrease in prepaid expenses and other assets           2,033,000        456,000
       Decrease in accounts payable and accrued liabilities   (7,675,000)   (24,126,000)
       Other changes, net                                       (317,000)       263,000
                                                             -----------    -----------
   Total adjustments                                           6,092,000    (14,103,000)
                                                             -----------    -----------
                Net cash provided by (used in) operating
                  activities                                  15,821,000     (3,130,000)
                                                             -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Net decrease in marketable securities                       8,886,000     26,372,000
   Acquisition of property, plant and equipment               (4,365,000)    (4,250,000)
   Acquired businesses                                       (21,884,000)    (7,758,000)
   Decrease in equipment lease deposits and other                  5,000        439,000
                                                             -----------    -----------
                Net cash provided by (used in) investing
                  activities                                 (17,358,000)    14,803,000
                                                             -----------    -----------

                           GRIFFON CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                        (Unaudited)
                                                             SIX MONTHS ENDED MARCH 31,
                                                             --------------------------
                                                                 1996            1995
                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Purchase of common shares                                 (21,574,000)   (28,166,000)
   Proceeds from issuance of long-term debt                   30,000,000        ---
   Payment of long-term debt                                    (269,000)    (9,264,000)
   Increase (decrease) in short-term borrowings               (1,000,000)     8,500,000
   Other, net                                                    101,000        (49,000)
                                                             -----------    -----------
                Net cash provided by (used in) financing
                  activities                                   7,258,000    (28,979,000)
                                                             -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           5,721,000    (17,306,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               9,656,000     28,659,000
                                                             -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $15,377,000    $11,353,000
                                                             ===========    ===========

                 See notes to condensed consolidated financial statements.

                     GRIFFON CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  Basis of Presentation -

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at September 30, 1995 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended September 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to shareholders for the year ended September 30, 1995.

(2)  Inventories -

      Inventories, stated at the lower of cost (first-in, first-out or average) or market, are comprised of the following:

                                             March 31,     September 30,
                                               1996            1995
                                           -----------     -------------
      Finished goods . . . . . . . . . .   $26,340,000      $22,824,000

      Work in process  . . . . . . . . .    32,628,000       31,048,000

      Raw materials and supplies . . . .    31,419,000       24,951,000
                                           -----------      -----------
                                           $90,387,000      $78,823,000
                                           ===========      ===========

(3)  Net Income Per Share -

      Net income per share is calculated using the weighted average number of shares of common stock, and where dilutive, common stock equivalents outstanding during each period. Shares used in computing per share results were 32,563,000 and 33,111,000 for the three months ended March 31, 1996 and 1995, respectively and 32,830,000 and 34,203,000 for the six months ended March 31, 1996 and 1995, respectively.

(4)   Self-Tender Offer -

      In March 1996, the Company completed a self-tender offer for 2,000,000 shares of the Company's Common Stock, which were then retired, at a price of $9.75 per share. During the six months ended March 31, 1996, approximately $21.6 million was used to acquire 2,172,100 shares of Common Stock. The self-tender was primarily funded by borrowings under the Company's revolving credit loan agreement.

(5)   Acquisitions -

      During the first quarter, $21.9 million was used to acquire two companies for the building products business, including a manufacturer of heavy rolling doors, sectional garage doors, grilles and other door products for commercial, industrial and residential applications with annual sales of $60 million. These acquisitions were primarily funded by borrowings under the Company's revolving credit loan agreement. The acquisitions have been accounted for as purchases.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Months Ended March 31, 1996

      Net sales were $150.4 million for the three-month period ended March 31, 1996, an increase of $30.3 million or 25.2% over last year.

      Net sales of the building products business were $79.5 million, an increase of $20.8 million or 35.4% over last year primarily due to acquired businesses. Net sales of the specialty plastic films business were $32.5 million, an increase of $4.9 million or 17.6% over last year. The increase is primarily due to sales of new laminated products to its major customer, partially offset by the previously reported phase-out of the thin laminate program with this customer and lower selling prices. Net sales of the electronic information and communication systems business were $27.1 million, an increase of $3.8 million or 16.4% compared to last year principally due to new program awards.

      Income from operations for the three-month period ended March 31, 1996 was $6.7 million compared to $5.5 million last year. Operating income of the building products business, in what is historically its weakest quarter, was approximately the same as last year. Operating income of the specialty plastic films business showed improvement from the first quarter, and increased by approximately $.9 million compared to last year's comparable quarter. The increase was attributable to the new product sales and raw material cost decreases in excess of selling price decreases, partly offset by new product start-up costs. Operating income of the electronic information and communication systems business increased by approximately $.5 million principally due to the sales increase.

      Net interest expense increased by $.2 million compared to last year's comparable quarter. The increase was due to higher borrowings in connection with the acquisitions made in the first quarter and the Company's second quarter self-tender offer for 2,000,000 shares of its Common Stock.

Six Months Ended March 31, 1996

      Net sales were $313.9 million for the six-month period ended March 31, 1996, an increase of $60.2 million or 23.7% over last year.

      Net sales of the building products business were $177.9 million, an increase of $39.3 million or 28.4% over last year primarily due to acquired businesses. Net sales of the specialty plastic films business were $64.2 million, an increase of $10.0 million or 18.5% over last year. The increase is primarily due to sales of new laminated products to its major customer, partially offset by the previously reported phase-out of the thin laminate program with this customer and lower selling prices. Net sales of the electronic information and communication systems business were $50.4 million, an increase of $9.6 million or 23.5% compared to last year principally due to new program awards.

      Income from operations for the six-month period ended March 31, 1996 was $16.8 million compared to $18.2 million last year. Operating income of the building products business decreased $2.3 million compared to last year, all of such reduction occurring in the first quarter. Lower garage door unit sales due to weakness in the construction and related retail markets, severe winter weather conditions, additional costs to phase-out an unprofitable product line and raw material cost increases in excess of selling price increases, offset by the earnings of acquired companies were the principal reasons for the decrease. Operating income of the specialty plastic films business increased by $.3 million compared to last year, and operating income of the electronic information and communication systems business increased by $1.0 million due to the reasons discussed above.

      Net interest expense increased by $.7 million compared to last year's comparable period due to the higher borrowings incurred to consummate acquisitions of building products companies for approximately $22 million and for purchases of Common Stock for approximately $22 million during the six months ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

      Cash flow provided by operations for the six months was $15.8 million and working capital was $121.1 million at March 31, 1996.

      During the six months, $21.9 million was used to acquire two companies for the building products business, including a manufacturer of heavy rolling doors, sectional garage doors, grilles and other door products for commercial, industrial and residential applications with annual sales of $60 million. These acquisitions were primarily funded by borrowings under the Company's revolving credit loan agreement with two banks.

      In March 1996, the Company completed a self-tender offer for 2 million shares of its Common Stock at a price of $9.75 per share. During the six months, $21.6 million was used to acquire approximately 2.2 million shares of Common Stock. Approximately 7.5 million shares of the Company's Common Stock have been purchased under its stock repurchase program covering 9 million shares of the Company's Common and Preferred Stock. The self-tender was primarily funded by borrowings under the Company's existing bank loan agreement.

      Anticipated cash flows from operations, together with existing cash and lease line availability, should be adequate to finance presently anticipated working capital and capital expenditure requirements.

                          PART II - OTHER INFORMATION


Item 1      Legal Proceedings

            There are no material changes in the information previously reported under this item other than as follows:

            Department of Environmental Conservation with Lightron Corporation (Peekskill). As previously reported, Lightron Corporation, a wholly-owned subsidiary of the Company, once conducted operations at a location in Peekskill in the Town of Cortlandt, New York owned by ISC Properties, Inc., also a wholly-owned subsidiary of the Company (the "Peekskill Site"). ISC Properties, Inc. sold the Peekskill Site in November 1982. Subsequently, the Company was advised by the New York State Department of Environmental Conservation ("DEC") that random sampling at the Peekskill Site and in a creek near the Peekskill Site indicated concentrations of solvents and other chemicals common to Lightron's prior plating operations.

            After negotiation with the DEC, in April 1996 ISC Properties, Inc. signed a Consent Order which, if approved by the Commissioner of the DEC, provides for the performance of a field investigation and feasibility study at the Peekskill Site.

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




Date:  April 29, 1996