Form 10-Q
period 1996-06-30
GRIFFON CORP
filed 1996-08-02
CIK 50725

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 28,886,704 shares of Common Stock as of July 31, 1996.

                                   FORM 10-Q

                                   CONTENTS




PART I -  FINANCIAL INFORMATION (Unaudited)

          Condensed Consolidated Balance Sheets at June 30, 1996
          and September 30, 1995

          Condensed Consolidated Statements of Income for the Three Months and Nine Months Ended June 30, 1996 and 1995

          Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 1996 and 1995

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

          Item 3:  Defaults upon Senior Securities

          Item 4:  Submission of Matters to a Vote of Security Holders

          Item 5:  Other Information

          Item 6:  Exhibits and Reports on Form 8-K

          Signature

                     GRIFFON CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  June 30,      September 30,
                                                    1996            1995
                                                 -----------    -------------
                                                 (Unaudited)       (Note 1)
ASSETS

   CURRENT ASSETS:

     Cash and cash equivalents                  $ 15,243,000     $  9,656,000

     Marketable securities                         3,307,000       12,197,000

     Accounts receivable, less allowance
       for doubtful accounts                      85,140,000       71,461,000

     Contract costs and recognized
       income not yet billed                      29,835,000       31,490,000

     Inventories (Note 2)                         85,676,000       78,823,000

     Prepaid expenses and other current
        assets                                     6,681,000        8,419,000
                                                ------------     ------------
        Total current assets                     225,882,000      212,046,000

   PROPERTY, PLANT AND EQUIPMENT
      at cost, less accumulated depreciation
      and amortization of $55,168,000 at
      June 30, 1996 and $48,333,000 at
      September 30, 1995                          59,584,000       48,401,000

   OTHER ASSETS                                   26,345,000       25,169,000
                                                ------------     ------------
                                                $311,811,000     $285,616,000
                                                ============     ============

           See notes to condensed consolidated financial statements.

                     GRIFFON CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  June 30,      September 30,
                                                    1996            1995
                                                ------------    -------------
                                                 (Unaudited)       (Note 1)
LIABILITIES AND SHAREHOLDERS' EQUITY

   CURRENT LIABILITIES:

     Accounts and notes payable                 $ 48,301,000     $ 46,532,000
     Other current liabilities                    55,686,000       51,274,000
                                                ------------     ------------
       Total current liabilities                 103,987,000       97,806,000
                                                ------------     ------------
   LONG-TERM DEBT (Notes 4 and 5)                 39,872,000       16,074,000
                                                ------------     ------------
   SHAREHOLDERS' EQUITY (Note 4):
   Preferred stock, par value $.25 per share,
     authorized 3,000,000 shares --
     Second Preferred Stock, Series I,
       authorized 1,950,000 shares, issued
       1,662,346 shares at June 30, 1996
       and 1,669,537 shares at September 30,
       1995 (liquidation value $16,623,000
       and $16,695,000, respectively)                416,000          417,000
   Common stock, par value $.25 per share,
     authorized 85,000,000 shares, issued
     29,221,599 shares at June 30, 1996
     and 31,081,499 shares at September 30,
     1995, and 334,896 shares and 162,796
     shares in treasury at June 30, 1996
     and September 30, 1995, respectively          7,305,000        7,770,000

   Other shareholders' equity                    160,231,000      163,549,000
                                                ------------     ------------
      Total shareholders' equity                 167,952,000      171,736,000
                                                ------------     ------------
                                                $311,811,000     $285,616,000
                                                ============     ============

           See notes to condensed consolidated financial statements.

                     GRIFFON CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                                 THREE MONTHS ENDED JUNE 30,
                                                -----------------------------
                                                    1996             1995
                                                ------------     ------------
Net sales                                       $180,494,000     $135,238,000

Cost of sales                                    134,885,000      100,981,000
                                                ------------     ------------
       Gross profit                               45,609,000       34,257,000

Selling, general and administrative
   expenses                                       31,848,000       26,020,000
                                                ------------     ------------
       Income from operations                     13,761,000        8,237,000
                                                ------------     ------------
Other income (expense):
       Interest expense                           (1,006,000)        (542,000)
       Interest income                               238,000          221,000
       Other, net                                     45,000          137,000
                                                ------------     ------------
                                                    (723,000)        (184,000)
                                                ------------     ------------
       Income before income taxes                 13,038,000        8,053,000
                                                ------------     ------------
Provision for income taxes:
   Federal                                         4,253,000        2,396,000
   State and other                                   782,000          605,000
                                                ------------     ------------
                                                   5,035,000        3,001,000
                                                ------------     ------------
     Net income                                 $  8,003,000     $  5,052,000
                                                ============     ============
Net income per share of common stock (Note 3)   $        .26     $        .15
                                                ============     ============

           See notes to condensed consolidated financial statements.

                     GRIFFON CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                                  NINE MONTHS ENDED JUNE 30,
                                                -----------------------------
                                                    1996             1995
                                                ------------     ------------
Net sales                                       $494,398,000     $388,949,000

Cost of sales                                    373,582,000      285,031,000
                                                ------------     ------------
       Gross profit                              120,816,000      103,918,000

Selling, general and administrative
   expenses                                       90,290,000       77,435,000
                                                ------------     ------------
       Income from operations                     30,526,000       26,483,000
                                                ------------     ------------
Other income (expense):
       Interest expense                           (2,542,000)      (1,589,000)
       Interest income                               886,000        1,059,000
       Other, net                                    116,000          389,000
                                                ------------     ------------
                                                  (1,540,000)        (141,000)
                                                ------------     ------------
       Income before income taxes                 28,986,000       26,342,000
                                                ------------     ------------
Provision for income taxes:
   Federal                                         9,475,000        8,389,000
   State and other                                 1,779,000        1,928,000
                                                ------------     ------------
                                                  11,254,000       10,317,000
                                                ------------     ------------
     Net income                                 $ 17,732,000     $ 16,025,000
                                                ============     ============
Net income per share of common stock (Note 3)   $        .55     $        .47
                                                ============     ============

           See notes to condensed consolidated financial statements.

                           GRIFFON CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                                             NINE MONTHS ENDED JUNE 30,
                                                             --------------------------
                                                                1996           1995
                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                   $17,732,000    $16,025,000
                                                             -----------    -----------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                             7,902,000      6,310,000
     Provision for losses on accounts receivable                 959,000        822,000
     Change in assets and liabilities:
       Increase in accounts receivable and contract
         costs and recognized income not yet billed           (1,324,000)    (1,066,000)
       (Increase) decrease in inventories                      3,161,000     (7,966,000)
       (Increase) decrease in prepaid expenses and other
         assets                                                  977,000       (892,000)
       Decrease in accounts payable and accrued liabilities   (6,281,000)   (11,061,000)
       Other changes, net                                       (719,000)       260,000
                                                             -----------    -----------
   Total adjustments                                           4,675,000    (13,593,000)
                                                             -----------    -----------
                Net cash provided by operating
                  activities                                  22,407,000      2,432,000
                                                             -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Net decrease in marketable securities                       8,890,000     26,439,000
   Acquisition of property, plant and equipment               (8,018,000)    (5,864,000)
   Acquired businesses                                       (22,240,000)    (7,758,000)
   Decrease in equipment lease deposits and other              1,786,000        279,000
                                                             -----------    -----------
                Net cash provided by (used in) investing
                  activities                                 (19,582,000)    13,096,000
                                                             -----------    -----------

                           GRIFFON CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                        (Unaudited)
                                                             NINE MONTHS ENDED JUNE 30,
                                                             --------------------------
                                                                1996           1995
                                                             -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Purchase of common shares                                 (21,574,000)   (28,233,000)
   Proceeds from issuance of long-term debt                   25,000,000        500,000
   Payment of long-term debt                                    (405,000)    (9,396,000)
   Increase in short-term borrowings                             ---          8,500,000
   Other, net                                                   (259,000)      (461,000)
                                                             -----------    -----------
                Net cash provided by (used in) financing
                  activities                                   2,762,000    (29,090,000)
                                                             -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           5,587,000    (13,562,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               9,656,000     28,659,000
                                                             -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $15,243,000    $15,097,000
                                                             ===========    ===========

                 See notes to condensed consolidated financial statements.

                     GRIFFON CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  Basis of Presentation -

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at September 30, 1995 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended September 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to shareholders for the year ended September 30, 1995.

(2)  Inventories -

      Inventories, stated at the lower of cost (first-in, first-out or average) or market, are comprised of the following:

                                            June 30,       September 30,
                                              1996             1995
                                           -----------     -------------
      Finished goods . . . . . . . . . .   $27,249,000      $22,824,000

      Work in process  . . . . . . . . .    29,686,000       31,048,000

      Raw materials and supplies . . . .    28,741,000       24,951,000
                                           -----------      -----------
                                           $85,676,000      $78,823,000
                                           ===========      ===========

(3)  Net Income Per Share -

      Net income per share is calculated using the weighted average number of shares of common stock, and where dilutive, common stock equivalents outstanding during each period. Shares used in computing per share results were 31,013,000 and 33,057,000 for the three months ended June 30, 1996 and 1995, respectively and 32,224,000 and 33,821,000 for the nine months ended June 30, 1996 and 1995, respectively.

(4)   Self-Tender Offer -

      In March 1996, the Company completed a self-tender offer for 2,000,000 shares of the Company's Common Stock, which were then retired, at a price of $9.75 per share. During the nine months ended June 30, 1996, approximately $21.6 million was used to acquire 2,172,100 shares of Common Stock. The self-tender was primarily funded by borrowings under the Company's revolving credit loan agreement.

(5)   Acquisitions -

      During the nine months, approximately $22 million was used to acquire companies for the building products business, including a manufacturer of heavy rolling doors, sectional garage doors, grilles and other door products for commercial, industrial and residential applications with annual sales of $60 million. These acquisitions were primarily funded by borrowings under the Company's revolving credit loan agreement. The acquisitions have been accounted for as purchases.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Months Ended June 30, 1996

      Net sales were $180.5 million for the three-month period ended June 30, 1996, an increase of $45.3 million or 33.5% over last year.

      Net sales of the building products business were $107.3 million, an increase of $32.4 million or 43.2% over last year principally due to sales of acquired businesses (approximately $20 million) and internal growth attributable primarily to increased unit sales. Net sales of the specialty plastic films business were $30.0 million, an increase of $3.0 million or 11.0% over last year. The increase is primarily due to sales of new products to its major customer for the infant diaper market, partially offset by lower selling prices. Net sales of the electronic information and communication systems business were $31.5 million, an increase of $8.5 million or 36.6% compared to last year principally due to new program awards.

      Income from operations for the three-month period ended June 30, 1996 was $13.8 million, an increase of $5.5 million or 67.1% compared to last year. Operating income of the building products business increased by approximately $4.4 million over last year principally due to the sales increase related to internal growth. Operating income of the specialty plastic films business increased by approximately $.5 million for the quarter. The increase was attributable to the new product sales and raw material cost decreases in excess of selling price decreases, partly offset by new product start-up costs. Operating income of the electronic information and communication systems business increased by approximately $.9 million principally due to the sales increase.

      Net interest expense increased by $.4 million compared to last year's comparable quarter. The increase was due to higher borrowings in connection with the acquisitions made in the first quarter and the Company's second quarter self-tender offer for 2,000,000 shares of its Common Stock.

Nine Months Ended June 30, 1996

      Net sales were $494.4 million for the nine-month period ended June 30, 1996, an increase of $105.4 million or 27.1% over last year.

      Net sales of the building products business were $285.2 million, an increase of $71.7 million or 33.6% over last year primarily due to sales of acquired businesses (approximately $55 million) and internal growth. Net sales of the specialty plastic films business were $94.2 million, an increase of $13.0 million or 16.0% over last year. The increase is primarily due to sales of new products to its major customer for the infant diaper market, partially offset by the previously reported phase-out of the thin laminate program with this customer and lower selling prices. Net sales of the electronic information and communication systems business were $81.9 million, an increase of $18.0 million or 28.2% compared to last year principally due to new program awards.

      Income from operations for the nine-month period ended June 30, 1996 was $30.5 million, an increase of $4.0 million or 15.3% compared to last year. Operating income of the building products business increased $2.1 million compared to last year. Higher garage door unit sales due to strengthening in the construction and related retail markets in the third fiscal quarter and the earnings of acquired companies, partly offset by severe winter weather conditions and additional costs to phase-out an unprofitable product line were the principal reasons for the increase. Operating income of the specialty plastic films business increased by $.8 million compared to last year, and operating income of the electronic information and communication systems business increased by $1.9 million due to the reasons discussed above.

      Net interest expense increased by $1.1 million compared to last year's comparable period due to the higher borrowings incurred to consummate acquisitions of building products companies for approximately $22 million and for purchases of Common Stock for approximately $22 million during the first six months of the year.

LIQUIDITY AND CAPITAL RESOURCES

      Cash flow provided by operations for the nine months was $22.4 million and working capital was $121.9 million at June 30, 1996.

      During the nine months, approximately $22 million was used to acquire companies for the building products business, including a manufacturer of heavy rolling doors, sectional garage doors, grilles and other door products for commercial, industrial and residential applications with annual sales of $60 million.

      In March 1996, the Company completed a self-tender offer for 2 million shares of its Common Stock at a price of $9.75 per share. During the nine months, $21.6 million was used to acquire approximately 2.2 million shares of Common Stock. Approximately 7.5 million shares of the Company's Common Stock have been purchased under its stock repurchase program covering 9 million shares of the Company's Common and Preferred Stock.

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

                          PART II - OTHER INFORMATION


Item 1      Legal Proceedings

            There are no material changes in the information previously reported under this item other than as follows:


            The Town of New Windsor v. Tesa Tuck, et al. As previously reported, in or about March 1993, the Town of New Windsor instituted an action in the United States District Court for the Southern District of New York against Lightron Corporation, a wholly-owned subsidiary of the Company, and other defendants in which it was seeking, inter alia, a declaratory judgment decreeing that Lightron and the other defendants were jointly and severally responsible to contribute to the response costs incurred and to be incurred by the plaintiff in connection with the remediation of a landfill located in the Town of New Windsor, New York (the "Site"). The plaintiff's claim against Lightron was premised upon its contention that Lightron of Cornwall, Inc., a former division of Lightron Corporation, allegedly disposed of full and empty drums of lacquer paints and thinners at the Site. The plaintiff alleged in its complaint that total response costs for the Site were estimated to be approximately $8,000,000. Lightron served and filed an answer denying the material allegations of the complaint and asserting several affirmative defenses.

            In July 1996, Lightron settled the above described action for the sum of $350,000 and the matter is now finally and fully settled with regard to all defendants.

Item 2      Changes in Securities

            None

Item 3      Defaults upon Senior Securities

            None

Item 4      Submission of Matters to a Vote of Security Holders

            None

Item 5      Other Information

            None

Item 6      Exhibits and Reports on Form 8-K

            a)    27 -- Financial Data Schedule (for electronic submission only)

            b) Report on Form 8-K dated May 9, 1996 covering Item 5 -- Other Events and Item 6 -- Exhibits.

                                   SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          GRIFFON CORPORATION



                                          By Robert Balemian
                                             ----------------------------
                                             Robert Balemian
                                             President
                                             (Principal Financial Officer)




Date:  August 1, 1996