Form 10-K
period 1996-09-30
GRIFFON CORP
filed 1996-12-03
CIK 50725

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

            [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended September 30, 1996
                                     or
          [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from            to

                         Commission File No. 1-6620

                             GRIFFON CORPORATION

           (Exact name of registrant as specified in its charter)

                  DELAWARE                            11-1893410
       (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)               Identification No.)

       100 JERICHO QUADRANGLE, JERICHO, NEW YORK          11753
       (Address of Principal Executive Offices)         (Zip Code)

 Registrant's telephone number, including area code:  (516) 938-5544

         Securities registered pursuant to Section 12(b) of the Act:

                                             NAME OF EACH EXCHANGE ON
               TITLE OF CLASS                    WHICH REGISTERED
               --------------                    ----------------
       COMMON STOCK, $.25 PAR VALUE          NEW YORK STOCK EXCHANGE
       SECOND PREFERRED STOCK, SERIES I
        $.25 PAR VALUE                       NEW YORK STOCK EXCHANGE
       PREFERRED SHARE PURCHASE RIGHTS       NEW YORK STOCK EXCHANGE


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
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. (The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.) As of November 15, 1996 -- approximately $306,000,000.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (applicable only to corporate registrants). As of November 15, 1996 -- 28,918,948.

     Documents incorporated by reference: Part III - Registrant's definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                                    PART I

ITEM ONE - BUSINESS

GENERAL

     Griffon Corporation ("the Company") is a diversified manufacturer with operations in three business segments: Building Products, Specialty Plastic Films and Electronic Information and Communication Systems.

     In November 1996, the Company announced the sale of its synthetic batting business and the decision to sell its specialty hardware business. Accordingly, the operating results of these businesses have been reclassified as discontinued operations. See Note 5 of "Notes to Consolidated Financial Statements."


BUILDING PRODUCTS

     Management believes that its wholly-owned subsidiary, Clopay, is among the largest manufacturers of residential garage doors in the United States. Clopay sells a broad line of steel and wood garage doors for residential and commercial use which are manufactured in stock sizes and styles as well as special order to customer specifications.

     Clopay's strategy is to produce a broad line of high quality garage doors for distribution throughout North America to professional installer, retail and wholesale channels. Clopay has focused on increasing its market share by introducing new products, expanding its distribution, sales and marketing programs and through strategic acquisitions. In October 1995 Clopay acquired the Atlas Roll-Lite Door Corporation, a manufacturer of heavy duty rolling steel doors, grilles and counter shutters for industrial and commercial markets; sectional garage doors for residential applications; and doors and components for the self-storage market. A company involved in the installation of building products was also acquired. These businesses have annual sales of approximately $80,000,000.

     Clopay sells residential garage doors to a large number of retailers throughout North America, including home centers and building material cooperative buying groups. Significant customers include The Home Depot Inc., Menards, Inc., Lowe's Companies, Inc., Builders Square, Inc. and 84 Lumber. Residential and commercial garage doors and related products for professional installation are sold directly to a national network of installation specialists.

     Clopay distributes garage doors directly from its manufacturing facilities and through its network of 37 company-owned distribution centers throughout the United States and Canada. Under Clopay's "installed sales" program, consumers purchase garage doors through local retailers and Clopay manages the installation through authorized installing dealers.

     Clopay continues to make substantial capital investments in its manufacturing facilities and believes that its automated continuous production plants enable it to produce garage doors cost effectively. Steel garage doors, including insulated doors, are fabricated from pre-painted, galvanized steel, specially selected for rust resistance and low maintenance. Wood garage doors are produced from kiln dried lumber and are constructed for ease of operation and durability. The lumber and steel used in the manufacturing operations are generally available from a variety of sources. All products are designed for safe operation and easy specification by architects and contractors.

     The garage door market is characterized by several large national manufacturers, including Clopay, and many smaller regional and local manufacturers. In addition to price, Clopay believes that it competes favorably on the basis of diversity of product line, quality, service and merchandising capability.

     Clopay also operates a service company that installs and services manufactured fireplaces, garage doors and openers and a range of related products. This part of Clopay's business grew substantially in 1996 through internal growth and acquisitions, while expanding into new markets. Management believes that the service business is one of the country's leading fireplace dealers.


SPECIALTY PLASTIC FILMS

     Clopay is a leading manufacturer of customized plastic film and laminates made from plastic resin and non-woven fabrics for use in consumer and health-care products. Clopay's strategy is to offer technologically advanced products for use in niche markets to major consumer and health-care product companies. Clopay believes that its research and development activities and capital investment in related equipment enable it to efficiently manufacture products in large volume and meet changing consumer needs. These factors, together with its technical expertise, allow Clopay to compete favorably in its markets. Clopay sells its products primarily throughout the United States with sales also in Canada, Latin America and the Pacific Rim. Clopay has formed a 60%-owned joint venture, headquartered in Germany, to develop and market laminates and films for use in the infant diaper, health-care and other markets in Europe, South Africa and the Middle East. The joint venture is constructing and will operate a manufacturing facility in Germany, the cost of which is expected to be approximately $12,000,000. The investment in the joint venture to fund Clopay's share of the initial construction and equipment costs will be made during the first half of 1997.

     Clopay manufactures thin gauge embossed barrier and breathable films and coated laminates of plastic film and non-woven fabric to customer specifications for sale to consumer product and other companies. These products are used primarily as the backsheet in disposable diapers as well as the moisture barrier in adult incontinent products and sanitary napkins. These products are
differentiated by strength, barrier and other properties.   A substantial
portion of the specialty plastic film sales over the last five years have been to The Procter & Gamble Company. The loss of this customer would have a material adverse effect on the Company's business.

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

     Clopay is engaged in several joint efforts with the research and development departments of its major specialty plastic film customers. Clopay employs chemists, scientists and engineers at a technical center to study polymers and manufacturing processes that will assist in the development of its specialty plastic film products. Clopay's research and development efforts have resulted in inventions covering embossing patterns, improved processing methods, product applications and other proprietary technology. Clopay's research and development costs for this business amounted to approximately $1,700,000, $1,800,000 and $1,800,000 in 1994, 1995 and 1996, respectively.


ELECTRONIC INFORMATION AND COMMUNICATION SYSTEMS

     The Company's wholly-owned subsidiary, Telephonics, is an electronics systems company specializing in advanced information and communications systems for government, aerospace, civil, industrial and commercial markets. In recent years, Telephonics has expanded its customer base with increasing emphasis in non-military markets. These efforts have resulted in a series of new contract awards in the transit industry as well as international air traffic control projects.

     Telephonics designs, manufactures and logistically supports maritime surveillance radars, air traffic control systems, advanced military communication systems, IFF equipment, transit communication systems, command and control systems, VLSI/LSI circuits, microwave landing systems and avionics for commercial airlines. A substantial portion of Telephonics' sales (approximately 56% for 1996) were to agencies of the U.S. Government or to prime contractors or subcontractors on government, military or aerospace programs. Telephonics' funded backlog at September 30, 1996 was approximately $78 million as compared to $91 million at September 30, 1995. Approximately 70% of the September 30, 1996 backlog is expected to be shipped within twelve months.

     Telephonics participates in approximately 40 government, aerospace and commercial programs. Approximately 65% of Telephonics' sales for 1996 were attributable to upgrades, enhancements and follow-on options to existing long-term products and programs.

     Some of the major programs in which Telephonics participates include the following:

Description of
   Program                    Customer       Product                     Purpose
--------------                --------       -------                     -------
C-17 (Air Force Cargo         McDonnell      Integrated Radio            Centralized digitally
Transport)                    Douglas        Management System           controlled audio
                                                                         distribution system

                                             Wireless Intercomm System   Wireless communication
                                                                         system

LAMPS MARK III                Lockheed       Multi-Mode Radar            Upgraded avionics for
(Antisubmarine Warfare        Martin         (MMR)                       the LAMPS MARK III
Helicopter)                                  Intercommunication          Helicopter with
                                             and Radio Management        maritime surveillance
                                             System                      radar with identifi-
                                             Identification Friend       cation friend/or foe
                                             or Foe (IFF)                capability and inter-
                                                                         communication and
                                                                         radio management
                                                                         systems

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

SEPTA                         ABB Traction   Communications, Wayside     Car-borne
                                             Video Surveillance          communications for rail
                                             Systems                     cars

Zhuhai Airport                Guangdong      Air Traffic Control System  Manage air traffic at
                              Machinex                                   Zhuhai, China Airport
                              Corporation

Long Island Rail Road         Kawasaki       Communications, Vehicle     Car-borne
                                             Health Monitoring           communications for
                                                                         rail cars

Airborne Warning and          Boeing         IFF System                  Upgrade IFF equipment
Control System (AWACS)                                                   for AWACS aircraft

     Telephonics also designs and produces custom large-scale integrated circuits, which replace conventional circuits and components with a single microchip. Telephonics provides microchips to manufacturers of complex control circuitry for telecommunications signal processing equipment, security systems, home appliances, automated hand tools, military airborne interior communication systems, and fast down windows, fuel monitoring and air bag sensors for automobiles. Telephonics also provides specialized design services which supplement customers' in-house capabilities. Telephonics also produces a wide variety of microwave components and test instruments.

     Headsets, microphones, earphones and cables manufactured by Telephonics are used in military and commercial aircraft and ground vehicles, especially in high noise environments.

     Telephonics' other commercial projects include contracts with Kawasaki, ABB Traction, Long Island Rail Road and other rail suppliers under which Telephonics produces communication equipment which provides passenger and crew interior communications among train cars, radio communications between the train and the central control facility, automated voice announcement, passenger information signage and vehicle performance monitoring systems. Telephonics is under contract with McDonnell Douglas to produce passenger and cabin address intercom systems for the MD-80 and MD-95 aircraft.

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

     A major part of Telephonics' product development is performed under government contracts under which such costs are generally recoverable. Research and development costs not recoverable under contractual arrangements are charged to expense as incurred. These costs were approximately $1,400,000, $1,600,000 and $2,200,000 for 1994, 1995 and 1996, respectively.


EMPLOYEES

     The Company has approximately 3,600 employees located throughout the United States and in Canada at its various plants, warehouses and offices. Approximately 100 of its employees are covered by collective bargaining agreements, primarily with affiliates of the AFL-CIO. The Company believes its relationships with employees are satisfactory.


OFFICERS OF THE REGISTRANT

                           Served as         Positions and
    Name            Age   Officer Since          Offices
    ----            ---   -------------      -------------
Harvey R. Blau      61        1983        Chairman of the Board
Robert Balemian     57        1976        President
Patrick L. Alesia   48        1979        Vice President and Treasurer
Susan E. Rowland    38        1983        Secretary

ITEM TWO - PROPERTIES

     The Company occupies approximately 2,500,000 square feet of general office, factory and warehouse space and showrooms throughout the United States and in Canada. The following table sets forth certain information as to each of the Company's major facilities:

                                                                 Approximate    Owned
                                                                   Square        or
    Location          Business Segment            Primary Use      Footage      Leased
    --------          ----------------            -----------      -------      ------
Jericho, NY        Corporate Headquarters         Office            10,000      Leased

Farmingdale, NY    Electronic Information         Manufacturing    167,000      Owned
                    and Communication
                    Systems

Huntington, NY     Electronic Information         Manufacturing     89,000      Owned
                     and Communication
                     Systems

Cincinnati, OH     Building Products              Office            39,000      Leased
                   Specialty Plastic Films

Cincinnati, OH     Specialty Plastic Films        Research and      38,000      Leased
                                                  Development

Russia, OH         Building Products              Manufacturing    274,000      Leased

Baldwin, WI        Building Products              Manufacturing    216,000      Leased

Kennesaw, GA       Building Products              Distribution      41,000      Leased

Norcross, GA       Building Products              Distribution     102,000      Leased

Augusta, KY        Specialty Plastic Films        Manufacturing    143,000      Owned

Nashville, TN      Specialty Plastic Films        Manufacturing     86,000      Leased

Fresno, CA         Specialty Plastic Films        Manufacturing     37,000      Leased

Orlando, FL        Building Products              Manufacturing    196,000      Leased

Chandler, AZ       Building Products              Manufacturing     79,000      Leased

Nesbitt, MS        Building Products              Manufacturing     40,000      Owned

Grand Prairie, TX  Building Products              Distribution      45,000      Leased

      The Company has aggregate minimum annual rental commitments under real estate leases of approximately $7,500,000. The majority of the leases have escalation clauses related to increases in real property taxes on the leased property and some for cost of living adjustments. Certain of the leases have renewal options. The Company also leases space for the building products segment's distribution centers in numerous facilities throughout the United States which aggregate approximately 564,000 square feet. All plants and equipment of the Company are believed to be in adequate condition and contain sufficient space for current needs.

ITEM THREE - LEGAL PROCEEDINGS

     A. Warwick Administrative Group, et al. v. Avon Products, et al. By way of background, in February 1989, Lightron Corporation ("Lightron"), a wholly-owned subsidiary of the Company, initially received notification from the Environmental Protection Agency ("EPA") that it was being named as one of several potentially responsible parties who could be liable for cleanup and natural resource damages relating to a landfill located in the Town of Warwick, Orange County, New York (the "Site"). Subsequently, the EPA conducted a remedial investigation and feasibility study at the Site to determine the extent of the contamination and the various alternative measures which are appropriate for remediation. On June 27, 1991, a Record of Decision was signed setting forth the selected course of remediation for the Site. Thereafter, pursuant to an Administrative Order issued by the EPA which directed them to do so, the potentially responsible parties named in the Order (the "Warwick Group") agreed to undertake to perform a second operable unit Remediation Investigation and Feasibility Study.

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

     Subject to final Court approval, this action has been settled with the plaintiffs for the sum of $75,000. In addition, a settlement has been reached with the EPA on a de minimis basis to provide Lightron with statutory contribution protection and to bar the EPA from instituting a future action against Lightron in connection with the Site.

     B. Department of Environmental Conservation with Lightron Corporation (Peekskill). Lightron once conducted operations at a location in Peekskill in the Town of Cortland, New York owned by ISC Properties, Inc., a wholly-owned subsidiary of the Company (the "Peekskill Site"). ISC Properties, Inc. sold the Peekskill Site in November 1982.

     Subsequently, the Company was advised by the New York State Department of Environmental Conservation ("DEC") that random sampling at the Peekskill Site and in a creek near the Peekskill Site indicated concentrations of solvents and other chemicals common to Lightron's prior plating operations. ISC Properties has entered into a consent order with the DEC to perform a remedial investigation and prepare a feasibility study.

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

                                   PART II


ITEM FIVE -  MARKET FOR REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS


     The Company's Common Stock and Second Preferred Stock, Series I, are listed for trading on the New York Stock Exchange. As of November 15, 1996 there were approximately 17,000 record holders of the Company's Common Stock. The following table shows for the periods indicated the quarterly range in the high and low sales prices for these securities.

                                                          SECOND PREFERRED
                                      COMMON STOCK         STOCK, SERIES I
                                      ------------        ----------------
          FISCAL QUARTER ENDED       HIGH       LOW        HIGH      LOW
          --------------------     -------    -------    -------   -------
          December 31, 1994        $ 8 5/8    $ 7 3/8    $ 8 5/8   $ 7 7/8
          March 31, 1995             9 1/2      8 1/8      9 1/2     8 1/4
          June 30, 1995              8 3/4      7 5/8      9 1/4     8 1/8
          September 30, 1995         8 7/8      7 1/2      9 1/8     7 5/8
          December 31, 1995          9          8          9 1/4     8 1/2
          March 31, 1996            10 1/8      8 3/4     10         9 1/8
          June 30, 1996              9 1/2      8 1/8      9 7/8     8 3/4
          September 30, 1996         9 7/8      7 1/4     10         8

ITEM SIX -  SELECTED FINANCIAL DATA

                                   YEARS ENDED SEPTEMBER 30,
                     1996           1995           1994           1993           1992
                 ------------   ------------   ------------   -----------    ------------
Net sales        $655,063,000   $506,116,000   $451,166,000   $401,757,000   $361,931,000
                 ============   ============   ============   ============   ============
Income from
  continuing
  operations     $ 28,067,000   $ 23,245,000   $ 29,394,000   $ 26,340,000   $ 21,189,000
                 ============   ============   ============   ============   ============
  Per share      $        .88   $        .69   $        .79   $        .69   $        .58
                 ============   ============   ============   ============   ============
Total assets     $311,169,000   $285,616,000   $293,215,000   $270,270,000   $246,750,000
                 ============   ============   ============   ============   ============
Long-term
  obligations    $ 32,458,000   $ 16,074,000   $ 15,538,000   $ 26,147,000   $ 28,406,000
                 ============   ============   ============   ============   ============

No dividends on Common Stock were declared or paid during the five years ended September 30, 1996.

ITEM SEVEN -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS

RESULTS OF OPERATIONS

General

     In November 1996, the Company announced the sale of its synthetic batting business and the decision to sell its specialty hardware business. Accordingly, the operating results of these businesses have been reclassified as discontinued operations.

Fiscal 1996 Compared to Fiscal 1995

     Net sales for all business segments were $655.1 million, an increase of $148.9 million or 29.4% over 1995. Net sales of the building products segment increased by $105.7 million or 35.3% compared to 1995. Acquired companies accounted for $80 million of the sales increase, higher unit sales of garage doors and internal growth in our service business aggregated $21 million of the increase, with selling price increases of $5 million accounting for the remainder. Net sales of the specialty plastic films segment increased by $16.2 million or 14.6% due to increased unit sales principally attributable to sales of new products to its major customer for the infant diaper market, partially offset by net lower average selling prices ($5 million) driven by resin price reductions early in the year. Net sales of the electronic information and communication systems segment increased by $27.1 million or 28.2% compared to last year principally due to new program awards in the segment's defense and international business.

     Operating income for all business segments was $53.0 million, an increase of $10.0 million over 1995. Operating income of the building products segment in 1996 increased by $8.2 million over 1995. Higher garage door unit sales, primarily in the second half of the year due to strengthening in the construction and related retail markets, internal growth in the service business and the earnings of acquired companies, partly offset by severe winter weather conditions and additional costs to phase-out an unprofitable product line were the principal reasons for the increase. Operating income of the specialty plastic films segment was approximately the same as last year. The effect of higher sales was offset by development costs and manufacturing inefficiencies attributable to new programs and product start-up costs, and unstable raw material costs. Operating income of the electronic information and communication systems segment increased by $1.8 million due to the increased sales.

     Net interest expense increased by $1.4 million compared to last year due to borrowings in the first half of the year in connection with acquisitions and the Company's self-tender offer for 2 million shares of its Common Stock.

Fiscal 1995 Compared to Fiscal 1994

     Net sales for all business segments were $506.1 million, an increase of $55.0 million or 12.2% over 1994. Net sales of the building products segment increased by $56.5 million or 23.3% compared to 1994. Acquired companies accounted for $35.6 million of the increase with the remainder primarily attributable to increased unit sales of garage doors ($12.1 million) and price increases ($9.3 million). Higher market share and expanded distribution were the principal reasons for the unit sales increase. Net sales of the specialty plastic films segment were $111.2 million compared to $114.6 million in 1994.

As previously reported, a major customer of the specialty plastic films segment made a design change which substantially phased out a thin laminate program during 1995. The decreased sales of this laminate ($21.9 million) were partially offset by the effects of higher selling prices ($8.6 million) and increased sales of other film products ($9.9 million). Net sales of the electronic information and communication systems segment were $95.8 million compared to $94.0 million in 1994.

     Operating income for all business segments was $43.0 million compared to $54.8 million in 1994. Operating income of the building products segment in 1995 increased $.4 million over 1994. Increased profitability in the beginning of the year was partly offset by lower than anticipated garage door sales in the latter half due to weakness in the construction and related retail markets. Operating results of this segment were also negatively impacted ($2.4 million) by an unprofitable product line (passage doors) that was discontinued and by increased raw material and operating costs. Operating income of the specialty plastic films segment was $9.0 million in 1995 compared to $20.8 million in 1994. The decrease was primarily due to the phase-out of the thin laminate program, delays in receipt of anticipated orders and substantial raw material (polyethylene resin) cost increases. The Company has generally been able to pass on such increases to customers in the past. However, the specialty plastic films industry experienced a period of soft demand and excess production capacity. As a result, although the Company implemented selling price increases, due to the magnitude of the cost increases and the economic conditions, such selling price adjustments did not fully compensate for the cost increases. Operating income of the electronic information and communication systems segment was $9.1 million in 1995 compared to $9.6 million in 1994.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow provided by operations for 1996 was $36.7 million and working capital was $123.3 million at September 30, 1996.

     During 1996, approximately $22 million was used to acquire companies for the building products business, including a manufacturer of heavy rolling doors, sectional garage doors, grilles and other door products for commercial, industrial and residential applications with annual sales of $60 million.

     In March 1996, the Company completed a self-tender offer for 2 million shares of its Common Stock at a price of $9.75 per share. During the year, $21.7 million was used to acquire approximately 2.2 million shares of capital stock. Since 1993, approximately 7.5 million shares of the Company's Common Stock have been purchased under its stock repurchase program. In November 1996, the program to purchase the Company's stock was increased from 1.5 million shares to 3 million shares.

     The Company rents various real property and equipment through noncancellable operating leases. Related future minimum lease payments due in 1997 aggregate $15.4 million and are expected to be funded through operating cash flows.

     The specialty plastic films segment has formed a 60%-owned joint venture, headquartered in Germany, to develop and market films and laminates for use in the infant diaper, health-care and other markets in Europe, South Africa and the Middle East. The joint venture will construct and operate a manufacturing facility in Germany, the cost of which is expected to be approximately $12 million. The investment in the joint venture to fund our share of the initial construction and equipment costs will be made during the first half of 1997.

There are no other significant commitments for future capital expenditures or investments though it is likely that cash outflows for business acquisitions, capital expenditures and leases will continue.

     Anticipated cash flows from operations, together with existing cash and marketable securities and lease line availability, should be adequate to finance presently anticipated working capital and capital expenditure requirements and to repay long-term debt as it matures.

     Statement of Financial Accounting Standards No. 121, "Accounting for Long-Lived Assets and Long-Lived Assets to Be Disposed Of," establishes financial accounting and reporting standards for long-lived assets and is effective for the fiscal year beginning October 1, 1996. Adoption of this standard will not have a material effect on the Company's financial position or results of operations. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which becomes effective for the fiscal year beginning October 1, 1996, permits an entity to continue to account for employee stock-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees," or adopt a fair value based method of accounting for employee stock-based compensation. The Company expects to continue to account for employee stock-based compensation under Opinion No.25 and provide the required pro forma disclosures of net income and income per share in accordance with the new standard's fair value based method of accounting.

ITEM EIGHT -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company and its subsidiaries and the report thereon of Arthur Andersen LLP, dated November 6, 1996 are included herein:

     -    Report of Independent Public Accountants.

     -    Consolidated Balance Sheets at September 30, 1996 and 1995.

     - Consolidated Statements of Income, Cash Flows and Shareholders' Equity for the years ended September 30, 1996, 1995, 1994.

     -    Notes to Consolidated Financial Statements.

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Griffon Corporation:

     We have audited the accompanying consolidated balance sheets of Griffon Corporation (a Delaware corporation) and subsidiaries as of September 30, 1996 and 1995 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Griffon Corporation and subsidiaries as of September 30, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.

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


Roseland, New Jersey                              Arthur Andersen LLP
November 6, 1996

                          GRIFFON CORPORATION
                     CONSOLIDATED BALANCE SHEETS

                                                      SEPTEMBER 30,
                                                 1996             1995
                                             ------------     ------------
  ASSETS
  Current Assets:
  Cash and cash equivalents                  $ 17,846,000     $  9,656,000
  Marketable securities (Note 1)                4,297,000       12,197,000
  Accounts receivable, less allowance
    for doubtful accounts of $4,519,000
    in 1996 and $3,727,000 in 1995
    (Note 1)                                   87,113,000       71,461,000
  Contract costs and recognized income
    not yet billed (Note 1)                    33,670,000       31,490,000
  Inventories (Note 1)                         69,886,000       78,823,000
  Prepaid expenses and other current
    assets (Note 5)                            16,203,000        8,419,000
                                             ------------     ------------
    Total current assets                      229,015,000      212,046,000
                                             ------------     ------------
  Property, Plant and Equipment, at
    cost, net of depreciation and
    amortization (Note 1)                      55,706,000       48,401,000
                                             ------------     ------------
  Other Assets:
  Costs in excess of fair value of
    net assets of businesses acquired,
    net (Note 1)                               22,834,000       21,267,000
  Other                                         3,614,000        3,902,000
                                             ------------     ------------
                                               26,448,000       25,169,000
                                             ------------     ------------
                                             $311,169,000     $285,616,000
                                             ============     ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                          GRIFFON CORPORATION
                  CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                      SEPTEMBER 30,
                                                 1996             1995
                                             ------------     ------------
  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities:
  Notes payable and current portion of
    long-term debt (Note 2)                  $  5,553,000     $  7,073,000
  Accounts payable                             42,131,000       40,032,000
  Accrued liabilities (Note 1)                 52,270,000       45,911,000
  Federal income taxes                          5,797,000        4,790,000
                                             ------------     ------------
    Total current liabilities                 105,751,000       97,806,000
                                             ------------     ------------
  Long-Term Debt (Note 2)                      32,458,000       16,074,000
                                             ------------     ------------
  Commitments and Contingencies
    (Note 4)

  Shareholders' Equity (Note 3):
    Preferred stock, par value $.25 per
      share, authorized 3,000,000 shares --
        Second Preferred Stock, Series I,
          authorized 1,950,000 shares,
          issued 1,618,844 shares in 1996
          and 1,669,537 shares in 1995
          (liquidation value $16,188,000
          and $16,695,000, respectively)          405,000          417,000
    Common stock, par value $.25 per share,
      authorized 85,000,000 shares, issued
      29,253,848 shares in 1996 and
      31,081,499 shares in 1995                 7,313,000        7,770,000
    Capital in excess of par value             32,764,000       52,149,000
    Retained earnings                         135,508,000      113,101,000
                                             ------------     ------------
                                              175,990,000      173,437,000
    Less --
    Deferred compensation                        (179,000)        (424,000)
    Treasury shares, at cost, 334,896
      common shares in 1996 and 162,796
      common shares in 1995                    (2,851,000)      (1,277,000)
                                             ------------     ------------
      Total shareholders' equity              172,960,000      171,736,000
                                             ------------     ------------
                                             $311,169,000     $285,616,000
                                             ============     ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               GRIFFON CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                               YEARS ENDED SEPTEMBER 30,
                                          1996           1995           1994
                                      ------------   ------------   ------------
Net sales                             $655,063,000   $506,116,000   $451,166,000
Cost of sales                          489,460,000    368,794,000    312,802,000
                                      ------------   ------------   ------------
                                       165,603,000    137,322,000    138,364,000
Selling, general and administrative
  expenses                             118,085,000     98,684,000     89,102,000
                                      ------------   ------------   ------------
                                        47,518,000     38,638,000     49,262,000
                                      ------------   ------------   ------------
Other income (expense):
  Interest expense                      (3,409,000)    (2,162,000)    (1,776,000)
  Interest income                        1,180,000      1,312,000      1,885,000
  Other, net                               668,000        258,000        411,000
                                      ------------   ------------   ------------
                                        (1,561,000)      (592,000)       520,000
                                      ------------   ------------   ------------
Income from continuing operations
  before income taxes                   45,957,000     38,046,000     49,782,000
                                      ------------   ------------   ------------
Provision for income taxes (Note 1):
  State and foreign                      2,663,000      2,366,000      3,471,000
  Federal                               15,227,000     12,435,000     16,917,000
                                      ------------   ------------   ------------
                                        17,890,000     14,801,000     20,388,000
                                      ------------   ------------   ------------
Income from continuing operations       28,067,000     23,245,000     29,394,000
                                      ------------   ------------   ------------
Discontinued operations, net of
  income tax effect (Note 5):
  Operating income                         256,000        562,000        311,000
  Provision for loss on disposal        (5,500,000)       ---            ---
                                      ------------   ------------   ------------
                                        (5,244,000)       562,000        311,000
                                      ------------   ------------   ------------
Net income                            $ 22,823,000   $ 23,807,000   $ 29,705,000
                                      ============   ============   ============
Income per share of common stock
  (Note 1):
  Continuing operations               $        .88   $        .69   $        .79
  Discontinued operations                     (.16)           .02            .01
                                      ------------   ------------   ------------
  Net income                          $        .72   $        .71   $        .80
                                      ============   ============   ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               GRIFFON CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      YEARS ENDED SEPTEMBER 30,
                                                 1996           1995           1994
                                             ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                   $ 22,823,000   $ 23,807,000   $ 29,705,000
                                             ------------   ------------   ------------
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization              10,317,000      7,830,000      8,878,000
    Provision for losses on accounts
      receivable                                1,166,000        858,000        622,000
    Deferred income taxes                      (2,557,000)     1,396,000       (133,000)
    (Income) loss from discontinued
      operations                                8,244,000       (562,000)      (311,000)
    Change in assets and liabilities:
      Increase in accounts receivable
        and contract costs and recognized
        income not yet billed                 (13,422,000)   (12,059,000)    (1,477,000)
      (Increase) decrease in inventories        8,741,000     (6,431,000)   (12,385,000)
      (Increase) decrease in prepaid
        expenses and other assets               1,050,000       (111,000)      (429,000)
      Increase (decrease) in accounts
        payable, accrued liabilities and
        Federal income taxes                    1,400,000     (3,205,000)    10,185,000
      Other changes, net                       (1,092,000)      (336,000)       939,000
                                             ------------   ------------   ------------
    Total adjustments                          13,847,000    (12,620,000)     5,889,000
                                             ------------   ------------   ------------
        Net cash provided by operating
          activities                           36,670,000     11,187,000     35,594,000
                                             ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in marketable
   securities                                   7,900,000     17,530,000    (18,632,000)
Acquisition of property, plant and
  equipment                                    (9,359,000)    (7,313,000)    (8,836,000)
Net proceeds from sale of stock of
  affiliate                                       ---            ---         11,615,000
Acquired businesses                           (23,148,000)    (7,758,000)    (1,946,000)
(Increase) decrease in equipment lease
  deposits and other                            2,180,000       (801,000)     1,294,000
                                             ------------   ------------   ------------
          Net cash provided by (used in)
            investing activities              (22,427,000)     1,658,000    (16,505,000)
                                             ------------   ------------   ------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               GRIFFON CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                      YEARS ENDED SEPTEMBER 30,
                                                 1996           1995           1994
                                             ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares                  (21,727,000)   (28,233,000)   (15,415,000)
Proceeds from issuance of long-term
  debt                                        34,000,000        ---          7,100,000
Payment of long-term debt                    (16,537,000)    (9,528,000)    (8,464,000)
Increase (decrease) in short-term borrowings  (1,500,000)     6,500,000        ---
Other, net                                      (289,000)      (587,000)      (117,000)
                                             ------------   ------------   ------------
          Net cash used in financing
            activities                        (6,053,000)   (31,848,000)   (16,896,000)
                                             ------------   ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                  8,190,000    (19,003,000)     2,193,000
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                      9,656,000     28,659,000     26,466,000
                                             ------------   ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR     $ 17,846,000   $  9,656,000   $ 28,659,000
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

                                                   GRIFFON CORPORATION
                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                  (DOLLARS IN THOUSANDS)

For the Years Ended September 30, 1996, 1995 and 1994
                                 SECOND PREFERRED                            CAPITAL IN
                                  STOCK, SERIES I       COMMON STOCK         EXCESS OF  RETAINED  DEFERRED      TREASURY SHARES
                               SHARES     PAR VALUE  SHARES       PAR VALUE  PAR VALUE  EARNINGS  COMPENSATION  SHARES      COST
Balances, September 30, 1993   1,680,491  $420       35,803,344   $8,951     $94,159    $ 60,426  $1,298          202,900   $ 1,345
Amortization of deferred
  compensation                   ---       ---          ---         ---        ---         ---      (563)         ---         ---
Cash dividend on Second
  Preferred Stock, Series I
  (Note 3)                       ---       ---          ---         ---        ---          (420)   ---           ---         ---
Purchase of treasury shares
  (Note 3)                       ---       ---          ---         ---        ---         ---      ---         1,930,600    15,415
Exercise of stock options
  (Note 3)                       ---       ---          114,500       29         152       ---      ---           ---         ---
Retirement of treasury shares    ---       ---       (2,099,000)    (525)    (15,968)      ---      ---        (2,099,000)  (16,493)
Other                             (3,362)   (1)          68,895       17         271       ---       165          ---         ---
Net income                       ---       ---           ---        ---        ---        29,705    ---           ---         ---
                               ---------  ----       ----------   ------     -------    --------  ------       ----------   -------
Balances, September 30, 1994   1,677,129   419       33,887,739    8,472      78,614      89,711     900           34,500       267
Amortization of deferred
  compensation                   ---       ---          ---         ---        ---         ---      (570)         ---         ---
Cash dividend on Second
  Preferred Stock, Series I
  (Note 3)                       ---       ---          ---         ---        ---          (417)   ---           ---         ---
Purchase of treasury shares
  (Note 3)                       ---       ---          ---         ---        ---         ---      ---         3,131,136    28,233
Exercise of stock options
  (Note 3)                       ---       ---          236,000       59         427       ---      ---           ---         ---
Retirement of treasury shares    ---       ---       (3,002,840)    (751)    (26,472)      ---      ---        (3,002,840)  (27,223)
Other                             (7,592)   (2)         (39,400)     (10)       (420)      ---        94          ---         ---
Net income                       ---       ---          ---         ---        ---        23,807    ---           ---         ---
                               ---------  ----       ----------   ------     -------    --------  ------       ----------   -------
Balances, September 30, 1995   1,669,537   417       31,081,499    7,770      52,149     113,101     424          162,796     1,277
Amortization of deferred
  compensation                   ---       ---          ---         ---        ---         ---      (345)         ---         ---
Cash dividend on Second
  Preferred Stock, Series I
  (Note 3)                       ---       ---          ---         ---        ---          (416)   ---           ---         ---
Purchase of treasury shares
  (Note 3)                       ---       ---          ---         ---        ---         ---      ---         2,189,100    21,727
Exercise of stock options
  (Note 3)                       ---       ---          148,750       37         364       ---      ---           ---         ---
Retirement of treasury shares    (17,000)   (4)      (2,000,000)    (500)    (19,649)      ---      ---        (2,017,000)  (20,153)
Other                            (33,693)   (8)          23,599        6        (100)      ---       100          ---         ---
Net income                       ---       ---          ---         ---        ---        22,823    ---           ---         ---
                               ---------  ----      -----------   ------     -------    --------  ------       ----------   -------
Balances, September 30, 1996   1,618,844  $405       29,253,848   $7,313     $32,764    $135,508  $  179          334,896   $ 2,851
                               =========  ====       ==========   ======     =======    ========  ======       ==========   =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

                              GRIFFON CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CONSOLIDATION

     The consolidated financial statements include the accounts of Griffon Corporation and all subsidiaries. All significant intercompany items have been eliminated in consolidation.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH FLOWS, INVESTMENTS AND CREDIT RISK

     Marketable securities consist primarily of U.S. government obligations and are carried at amortized cost which approximates market. The company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash payments for interest expense were $3,372,000, $2,132,000 and $1,797,000 in 1996, 1995 and 1994, respectively.

     A substantial portion of the company's trade receivables are from customers of the building products segment whose financial condition is dependent on the construction and related retail sectors of the economy.

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

INVENTORIES

     Inventories, stated at the lower of cost (first-in, first-out or average) or market, include material, labor and manufacturing overhead costs and are comprised of the following:

                                               SEPTEMBER 30,
                                          1996             1995
                                      ------------     ------------
       Finished goods                 $ 23,910,000     $ 22,824,000
       Work in process                  22,706,000       31,048,000
       Raw materials and supplies       23,270,000       24,951,000
                                      ------------     ------------
                                      $ 69,886,000     $ 78,823,000
                                      ============     ============

PROPERTY, PLANT AND EQUIPMENT

     Depreciation of property, plant and equipment is provided primarily on a straight-line basis over the estimated useful lives of the assets.

     Leasehold improvements are amortized over the life of the lease or life of the improvement, whichever is shorter.

     Property, plant and equipment consists of the following:

                                              SEPTEMBER 30,
                                          1996            1995
                                      ------------    ------------
     Land, buildings and building
       improvements                   $ 25,940,000    $ 25,113,000
     Machinery and equipment            66,444,000      63,370,000
     Leasehold improvements              8,332,000       8,251,000
                                      ------------    ------------
                                       100,716,000      96,734,000
     Less--Accumulated
       depreciation and
       amortization                     45,010,000      48,333,000
                                      ------------    ------------
                                      $ 55,706,000    $ 48,401,000
                                      ============    ============

ACQUISITIONS AND COSTS IN EXCESS OF FAIR VALUE OF NET ASSETS OF BUSINESSES ACQUIRED ("GOODWILL")

     Goodwill is being amortized on a straight-line basis over a period of forty years. At September 30, 1996 and 1995, accumulated amortization of goodwill was $4,988,000 and $4,245,000, respectively.

     In October 1995 the company acquired a manufacturer of heavy rolling doors, sectional garage doors, grilles and other door products for commercial, industrial and residential applications. Also acquired was a company involved in the installation of building products. These businesses were acquired for approximately $22,000,000 and have annual sales of approximately $80,000,000.

     In 1995 the company acquired two companies involved in the installation of building products for an aggregate purchase price of $7,758,000.

     The above acquisitions have been accounted for as purchases and resulted in an increase in goodwill of $2,310,000 in 1996 and $3,650,000 in 1995.

     Statement of Financial Accounting Standards No. 121, "Accounting for Long-Lived Assets and Long-Lived Assets to Be Disposed Of," establishes financial accounting and reporting standards for long-lived assets and is effective for the fiscal year beginning October 1, 1996. Adoption of this standard will not have a material effect on the company's financial position or results of operations.

INCOME TAXES

     The provision for income taxes included in continuing operations is comprised of the following:

                          1996            1995            1994
                      -----------     -----------     -----------
     Current          $17,447,000     $13,375,000     $20,641,000
     Deferred             443,000       1,426,000        (253,000)
                      -----------     -----------     -----------
                      $17,890,000     $14,801,000     $20,388,000
                      ===========     ===========     ===========

     The deferred taxes result primarily from differences in the reporting of depreciation, the allowance for doubtful accounts and other nondeductible accruals.

     Cash payments for income taxes were $16,525,000, $19,882,000 and $16,809,000 in 1996, 1995 and 1994, respectively.

     The following table indicates the significant elements contributing to the difference between the U.S. Federal statutory tax rate and the company's effective tax rate:

                                       1996      1995      1994
                                       ----      ----      ----
          U.S. Federal statutory
            tax rate                   35.0%     35.0%     35.0%
          State and foreign
            income taxes                3.8       4.0       4.5
          Other                          .1       (.1)      1.5
                                       ----      ----      ----
          Effective tax rate           38.9%     38.9%     41.0%
                                       ====      ====      ====

RESEARCH AND DEVELOPMENT COSTS

     Research and development costs not recoverable under contractual arrangements are charged to expense as incurred. Approximately $5,500,000, $4,400,000 and $4,000,000 in 1996, 1995 and 1994, respectively, was incurred on such research and development.

ACCRUED LIABILITIES

     At September 30, 1996 and 1995, accrued liabilities included $15,483,000 and $12,931,000, respectively, for payroll and other employee benefits.

INCOME PER SHARE OF COMMON STOCK

     Income per share is calculated using the weighted average number of shares of Common Stock outstanding during each period, adjusted to reflect the dilutive effect of shares issuable for common stock equivalents. Shares used in computing income per share were 31,915,000 in 1996, 33,629,000 in 1995 and 37,102,000 in 1994.

2.  NOTES PAYABLE AND LONG-TERM DEBT:

     At September 30, 1996 the company had outstanding notes payable to banks of $5,000,000 under short-term lines of credit. Borrowings under the lines bear interest at rates (7.2% as of September 30, 1996) based on the London Interbank Offered Rate ("LIBOR"), or the prime rate.

     During 1995 the company entered into an eight-year loan agreement with two banks. The agreement provides for up to $60,000,000 of revolving credit for three years after which outstanding borrowings may be converted into a five-year term loan. Borrowings bear interest at rates (6.9% as of September 30, 1996) based upon LIBOR or at the prime rate and are secured by the capital stock of certain of the company's wholly-owned subsidiaries and the capital stock of newly acquired subsidiaries financed by the borrowings under the loan agreement. This credit agreement was utilized to finance an acquisition (see Note 1) and to finance purchases of the company's Common Stock (see Note 3). As of September 30, 1996, $18,000,000 was outstanding under this agreement.

     The balance of the company's long-term debt outstanding at September 30, 1996 relates primarily to real estate mortgages, with interest rates ranging from 8.5% to 8.9% and maturities through 2006.

     The following are the maturities of long-term debt outstanding at September 30, 1996 for each of the succeeding five years:

                         1997          $  553,000
                         1998           1,489,000
                         1999           4,224,000
                         2000           4,241,000
                         2001           6,299,000


3.  SHAREHOLDERS' EQUITY:

     In connection with its stock repurchase program, the company acquired 1,930,600 shares of Common Stock in 1994 for $15,415,000, 3,131,136 shares of
Common Stock in 1995 for $28,233,000 and 2,189,100 shares of Common Stock and Second Preferred Stock in 1996 for $21,727,000.

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

     The holders of Second Preferred Stock, Series I are entitled to receive for each share of Second Preferred Stock, an annual dividend of --

     a)   $.25 in cash; or

     b) shares of Common Stock of the company having a market value of $.25, but in no event more than one quarter of a share of Common Stock per share of Second Preferred Stock.

     The Board of Directors, at the time of the dividend declaration, shall determine (in its discretion) whether the dividend shall be in cash or Common Stock.

     The company has an Employee Stock Ownership Plan ("ESOP") which covers most of the company's nonunion employees. During 1996 the outstanding balance under the ESOP's prior loan agreement was paid in full. Subsequent to year-end the ESOP will borrow $3,000,000 which will be used to purchase equity securities of the company. The outstanding balance of the loan will be guaranteed by the company and will be reflected as a liability in the consolidated balance sheet with a like amount of deferred compensation recorded as a reduction of shareholders' equity.

     The company has three stock option plans under which options for an aggregate of 3,000,000 shares of Common Stock may be granted. As of September 30, 1996 options for 42,750 shares remain available for future grants. The plans provide for the granting of options at an exercise price of not less than 100% of the fair market value per share at date of grant. Options generally expire five or ten years after date of grant and become exercisable in installments as determined by the Board of Directors. Transactions under the plans are as follows:

                                     NUMBER               OPTION
                                    OF SHARES             PRICE
                                    ---------        ----------------
Outstanding at September 30,
  1994                              1,842,000        $1.50  to $9.125
Granted                               713,000        $7.50  to $8.625
Exercised                            (236,000)       $1.625 to $7.00
Terminated                            (22,250)       $7.00  to $8.625
                                    ---------
Outstanding at September 30,
  1995                              2,296,750        $1.50  to $9.125
Granted                               618,000        $8.375 to $8.875
Exercised                            (148,750)       $2.25  to $7.50
Terminated                            (22,000)       $7.00  to $8.625
                                    ---------
Outstanding at September 30,
  1996                              2,744,000        $1.50 to $9.125
                                    =========

     The outstanding options expire at various dates through 2006. Options for 1,104,250 shares are exercisable at September 30, 1996 at $1.50 to $9.125 per share.

     The company has an Outside Director Stock Award Plan (the "Outside Director Plan"), which was approved by the shareholders in 1994, under which 300,000 shares may be issued to non-employee directors. Annually, each eligible director is awarded shares of the company's Common Stock having a value of $10,000 which vests over a three-year period. For shares issued under the Outside Director Plan, the fair market value of the shares at the date of issuance will be amortized to compensation expense over the vesting period. The related deferred compensation has been reflected as a reduction of shareholders' equity. In 1996, 1995 and 1994, 10,740, 11,630 and 10,770 shares, respectively, were issued under the Outside Director Plan.

     During 1996, the company adopted a new shareholder rights plan which provides for one right to be attached to each share of Common Stock. The rights are currently not exercisable or transferable apart from the Common Stock, and have no voting power. Under certain circumstances, each right entitles the holder to purchase, for $34, one one-thousandth of a share of a new series of participating preferred stock, which is substantially equivalent to one share of Common Stock. These rights would become exercisable if a person or group acquires 10% or more of the company's Common Stock or announces a tender offer which would increase the person's or group's beneficial ownership to 10% or more of the company's Common Stock, subject to certain exceptions. After a person or group acquires 10% or more of the company's Common Stock, each right (other than those held by the acquiring party) will entitle the holder to purchase Common Stock having a market price of two times the exercise price. If the company is acquired in a merger or other business combination, each exercisable right entitles the holder to purchase common stock of the acquiring company or an affiliate having a market price of two times the exercise price of the right. In certain events the Board of Directors may exchange each right (other than those held by an acquiring party) for one share of the company's Common Stock or one one-thousandth of a share of a new series of participating preferred stock. The rights expire on May 9, 2006, and can be redeemed at $.01 per right at any time prior to becoming exercisable.

     As of September 30, 1996, shares of the company's authorized but unissued Common Stock were reserved in connection with the following:

                                                       SHARES
                                                      ---------
          Conversion of outstanding Second
            Preferred Stock, Series I                 1,618,844
          Stock option and award plans                3,053,610
          Exercise of Common Stock purchase
            warrants                                    226,414
                                                      ---------
                                                      4,898,868
                                                      =========

4.  COMMITMENTS AND CONTINGENCIES:

     The company and its subsidiaries rent real property and equipment under operating leases expiring at various dates. Most of the real property leases have escalation clauses related to increases in real property taxes.

     Future minimum payments under noncancellable operating leases consisted of the following at September 30, 1996:

               1997                      $15,400,000
               1998                       12,500,000
               1999                       10,100,000
               2000                        6,400,000
               2001                        3,700,000
               Later years                 3,600,000

     Rent expense for all operating leases, net of subleases, totalled approximately $19,000,000, $18,100,000 and $17,500,000 in 1996, 1995 and 1994,
respectively.

     The company is subject to various laws and regulations concerning the environment and is currently participating in administrative or court proceedings involving several sites under these laws, usually as one of a group of potentially responsible parties. These proceedings are at a preliminary stage, and it is impossible to estimate with any certainty the amount of the liability, if any, of the company alone or in relation to that of any other responsible parties, or the total cost of remediation and the timing and extent of remedial actions which may ultimately be required by governmental authorities.

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

     Two officers of the company have employment agreements, as amended, for a term ending in 2000. The agreements provide for salary and, under certain conditions, incentive bonuses. The agreements also provide that in the event there is a change in the control of the company, as defined therein, the officers have the option to terminate the agreements and receive a lump sum payment based upon the compensation payable over the balance of the agreements. As of September 30, 1996, the amount payable in the event of such termination would be approximately $27,000,000.

5.  DISCONTINUED OPERATIONS:

     In November 1996, the company announced the sale of its synthetic batting business and the decision to sell its specialty hardware business. Accordingly, the company provided for a loss on disposal of $5,500,000 (net of income tax effect of $3,000,000) and reclassified the financial statements to reflect the operating results of these businesses as discontinued operations. The discontinued businesses had net sales of $43,452,000, $40,243,000 and $37,791,000 in 1996, 1995, and 1994, respectively. Net assets of the discontinued operations at September 30, 1996 are included in prepaid expenses and other current assets and consist primarily of accounts receivable and inventories, less operating liabilities.

6.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

     Quarterly results of operations for the years ended September 30, 1996 and 1995 are as follows:

                                                  QUARTERS ENDED
                            SEPTEMBER 30,     JUNE 30,       MARCH 31,    DECEMBER 31,
                                1996            1996           1996           1995
                            ------------    ------------   ------------   ------------
Net sales                   $193,734,000    $168,857,000   $139,109,000   $153,363,000
Gross profit                  49,491,000      43,929,000     33,779,000     38,404,000
Income from continuing
  operations                  10,581,000       7,860,000      3,794,000      5,832,000
Discontinued operations       (5,490,000)        143,000         72,000         31,000
Net income                     5,091,000       8,003,000      3,866,000      5,863,000
Income per share of
  common stock:
  Continuing operations     $        .34    $        .25   $        .12   $        .18
  Discontinued operations           (.18)            .01            ---            ---
                            ------------    ------------   ------------   ------------
                            $        .16    $        .26   $        .12   $        .18
                            ============    ============   ============   ============

                                                  QUARTERS ENDED
                            SEPTEMBER 30,     JUNE 30,       MARCH 31,    DECEMBER 31,
                                1995            1995           1995           1994
                            ------------    ------------   ------------   ------------
Net sales                   $147,496,000    $125,046,000   $109,652,000   $123,922,000
Gross profit                  38,143,000      32,758,000     29,600,000     36,821,000
Income from continuing
  operations                   7,643,000       4,929,000      3,073,000      7,600,000
Discontinued operations          139,000         123,000        178,000        122,000
Net income                     7,782,000       5,052,000      3,251,000      7,722,000
Income per share of
  common stock:
  Continuing operations     $        .23    $        .15   $        .09   $        .22
  Discontinued operations            .01             ---            .01            ---
                            ------------    ------------   ------------   ------------
                            $        .24    $        .15   $        .10   $        .22
                            ============    ============   ============   ============

     Earnings per share are computed independently for each of the quarters presented, on the basis described in Note 1. The sum of the quarters may not be equal to the full year earnings per share amounts.

7.  BUSINESS SEGMENTS:

     The company's principal business segments are as follows -- Building Products (manufacture, sale and installation of garage doors and other building products); Electronic Information and Communication Systems (communication and information systems for government and commercial markets); and Specialty Plastic Films (manufacture and sale of plastic films and film laminates for baby diapers, adult incontinence care products and disposable surgical and patient care products).

     Information on the company's business segments is as follows:

                                                   SEPTEMBER 30,
                                        1996           1995           1994
                                    ------------   ------------   ------------
Net sales --
Building products                   $404,781,000   $299,090,000   $242,551,000
Electronic information and
  communication systems              122,880,000     95,816,000     94,001,000
Specialty plastic films              127,402,000    111,210,000    114,614,000
                                    ------------   ------------   ------------
                                    $655,063,000   $506,116,000   $451,166,000
                                    ============   ============   ============

Operating income --
Building products                   $ 33,051,000   $ 24,866,000   $ 24,454,000
Electronic information and
  communication systems               10,959,000      9,145,000      9,577,000
Specialty plastic films                9,035,000      9,006,000     20,752,000
                                    ------------   ------------   ------------
Total operating income                53,045,000     43,017,000     54,783,000
General corporate expenses            (4,859,000)    (4,121,000)    (5,110,000)
Interest income (expense), net        (2,229,000)      (850,000)       109,000
Income from continuing operations   ------------   ------------   ------------
  before income taxes               $ 45,957,000   $ 38,046,000   $ 49,782,000
                                    ============   ============   ============
Identifiable assets --
Building products                   $136,429,000   $100,502,000   $ 86,899,000
Electronic information and
  communication systems               97,781,000     99,138,000     86,962,000
Specialty plastic films               47,370,000     40,003,000     43,205,000
Corporate                             29,589,000     45,973,000     76,149,000
                                    ------------   ------------   ------------
                                    $311,169,000   $285,616,000   $293,215,000
                                    ============   ============   ============
Capital expenditures --
Building products                   $  3,962,000   $  3,952,000   $  1,891,000
Electronic information and
  communication systems                2,082,000      2,320,000      1,941,000
Specialty plastic films                3,160,000        929,000        793,000
Corporate                                155,000        112,000      4,211,000
                                    ------------   ------------   ------------
                                    $  9,359,000   $  7,313,000   $  8,836,000
                                    ============   ============   ============
Depreciation and amortization --
Building products                   $  4,964,000   $  2,616,000   $  2,247,000
Electronic information and
  communication systems                2,402,000      2,533,000      3,150,000
Specialty plastic films                2,461,000      2,273,000      3,169,000
Corporate                                490,000        408,000        312,000
                                    ------------   ------------   ------------
                                    $ 10,317,000   $  7,830,000   $  8,878,000
                                    ============   ============   ============

     Sales to the United States Government and its agencies, either as a prime contractor or subcontractor, aggregated approximately $69,000,000 for 1996, $52,000,000 for 1995 and $62,000,000 for 1994, all of which are included in the electronic information and communication systems segment. Sales between business segments are not material. In computing operating income, none of the following have been added or deducted -- general corporate expenses, net interest income or expense and income taxes. Assets by business segment are those identifiable assets that are used in the company's operations in each segment. Corporate assets are principally cash, marketable securities and assets of discontinued operations.

ITEM NINE -  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
             DISCLOSURE

     None.
                                  PART III


     The information required by Part III is incorporated by reference to the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in February, 1997, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended September 30, 1996. Information relating to the officers of the Registrant appears under Item I of this report.

                                   PART IV


ITEM FOURTEEN - EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                AND REPORTS ON FORM 8-K

     The following consolidated financial statements of Griffon Corporation and subsidiaries are included in Item 8:



(a) 1. Financial Statements

    Consolidated Balance Sheets at September 30,
         1996 and 1995

    Consolidated Statements of Income for the Years
         Ended September 30, 1996, 1995 and 1994

    Consolidated Statements of Cash Flows for the
         Years Ended September 30, 1996, 1995 and 1994

    Consolidated Statements of Shareholders' Equity for the Years Ended September 30, 1996, 1995
         and 1994

    Notes to Consolidated Financial Statements

(a) 2.  Schedule

        II  Valuation and Qualifying Accounts

(1) Schedules other than those listed are omitted because they are not applicable or because the information required is included in the consolidated financial statements.


(b)  Reports on Form 8-K:

     None.


(c) Exhibits:

Exhibit No.

     3.1 Restated Certificate of Incorporation (Exhibit 3.1 of Annual Report on Form 10-K for the year ended September 30, 1995)

     3.2 By-laws as amended (Exhibit 3 of Current Report on Form 8-K dated November 8, 1994)

     4.1 Rights Agreement dated as of May 9, 1996 between Registrant and American Stock Transfer Company (Exhibit 1.1 of Current Report on Form 8-K dated May 9, 1996)

     4.2 Loan Agreement dated June 8, 1995 between the Registrant and lending institutions (Exhibit 4.2 of Annual Report on Form 10-K for the year ended September 30, 1995)

     10.1 Employment Agreement dated March 1, 1983 between the Registrant and Robert Balemian, as amended (Exhibit 10 of Current Report on Form 8-K dated March 1, 1983, Exhibit 10 of Current Report on Form 8-K dated March 2, 1983, Exhibit 10(a) of Current Report on Form 8-K dated March 15, 1984, Exhibit 10 of Current Report on Form 8-K dated May 4, 1987, Exhibit 10(a) of Current Report on Form 8-K dated February 13, 1989, Exhibit 10 of Current Report on Form 8-K dated February 28, 1990, Exhibit 10 of Current Report on Form 8-K dated February 25, 1991 and Exhibit 10 of Current Report on Form 8-K dated May 28, 1991)

     10.2 Employment Agreement dated March 1, 1983 between the Registrant and Harvey R. Blau, as amended (Exhibit 10 of Current Report on Form 8-K dated March 1, 1983, Exhibit 10 of Current Report on Form 8-K dated March 2, 1983, Exhibit 10(b) of Current Report on Form 8-K dated March 15, 1984, Exhibit 10 of Current Report on Form 8-K dated May 4, 1987, Exhibit 10(a) of Current Report on Form 8-K dated February 13, 1989, and Exhibit 10 of Current Report on Form 8-K dated February 28, 1990, Exhibit 10 of Current Report on Form 8-K dated February 25, 1991 and Exhibit 10 of Current Report on Form 8-K dated May 28, 1991)

     10.3 Form of Trust Agreement between the Registrant and U.S. Trust Company of California, N.A., as Trustee, relating to the Company's Employee Stock Ownership Plan (Exhibit 10.3 of Annual Report on Form 10-K for the year ended September 30, 1994)

     10.4 Warrant Agreement to Officer (Exhibit 28 of Current Report on Form 8-K dated March 2, 1983)

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

                                                         State of
                   Name of Subsidiary                 Incorporation
                   ------------------                 -------------
               Clopay Corporation                       Delaware
               Telephonics Corporation                  Delaware

     23*       Consent of Arthur Andersen LLP

     27*       Financial Data Schedule (for electronic submission only)
---------------

     * Filed herewith. All other exhibits are incorporated herein by reference to the exhibit indicated in the parenthetical references.

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

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of November, 1996.

                                               GRIFFON CORPORATION

                                               By: Harvey R. Blau
                                                   ---------------------
                                                   Harvey R. Blau
                                                   Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 26, 1996 by the following persons in the capacities indicated:

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

James W. Stansberry               Director
------------------------
James W. Stansberry

Martin S. Sussman                 Director
------------------------
Martin S. Sussman

William H. Waldorf                Director
------------------------
William H. Waldorf

Lester L. Wolff                   Director
------------------------
Lester L. Wolff

                                                                         SCHEDULE II

                                          GRIFFON CORPORATION AND SUBSIDIARIES

                                    SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                  FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                                              Additions                    Deductions
                                                     ---------------------------   --------------------------
                                        Balance at   Charged to    Charged to      Accounts                     Balance at
                                        Beginning    Profit and      Other         Written                        End
Description                              of Period       Loss        Accounts         Off          Other        of Period
-------------------------------------   ----------   -----------   -------------   ----------    -------------  ----------
FOR THE YEAR ENDED SEPTEMBER 30, 1996:
  Allowance for doubtful accounts       $3,727,000   $1,166,000    $2,530,000 (1)  $2,213,000    $  691,000 (2) $4,519,000
                                        ==========   ==========    =============   ==========    =============  ==========
FOR THE YEAR ENDED SEPTEMBER 30, 1995:
  Allowance for doubtful accounts       $3,659,000   $  990,000    $  179,000 (1)  $1,101,000    $  ---         $3,727,000
                                        ==========   ==========    =============   ==========    =============  ==========
FOR THE YEAR ENDED SEPTEMBER 30, 1994:
  Allowance for doubtful accounts       $3,860,000   $  805,000    $   95,000 (3)  $1,101,000    $  ---         $3,659,000
                                        ==========   ==========    =============   ==========    =============  ==========

                               (1)  Principally related to acquired businesses.

                               (2)  Represents reclassification of amounts related to discontinued operations.

                               (3)  Recoveries of amounts previously written off.