Form 10-K/A
period 1996-09-30
GRIFFON CORP
filed 1996-12-10
CIK 50725

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

     Documents incorporated by reference: Part III - Registrant's definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.
                                     AMENDMENT NO. 1

    The undersigned registrant hereby amends Item 14 -- "Exhibits, Financial Statement Schedules and Reports on Form 8-K" as set forth in the pages attached hereto.

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

                                                         State of
                   Name of Subsidiary                 Incorporation
                   ------------------                 -------------
               Clopay Corporation                       Delaware
               Telephonics Corporation                  Delaware

     23**      Consent of Arthur Andersen LLP

     27.1*     Restated Financial Data Schedule for the
                Period ended June 30, 1996

     27.2*     Restated Financial Data Schedule for the
                Period ended March 31, 1996

     27.3*     Restated Financial Data Schedule for the
                Period ended December 31, 1995

     27.4*     Restated Financial Data Schedule for the
                Period ended September 30, 1995

     27.5*     Restated Financial Data Schedule for the
                Period ended June 30, 1995

     27.6*     Restated Financial Data Schedule for the
                Period ended March 31, 1995

     27.7*     Restated Financial Data Schedule for the
                Period ended December 31, 1994

     27.8*     Restated Financial Data Schedule for the
                Period ended September 30, 1994
---------------
     * Filed herewith. All other exhibits are incorporated herein by reference to the exhibit indicated in the parenthetical references.
     ** Previously filed.

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          GRIFFON CORPORATION



                                          By Robert Balemian
                                             ----------------------------
                                             Robert Balemian
                                             President
                                             (Principal Financial Officer)

Date: December 10, 1996

                               EXHIBIT INDEX
Exhibit
  No.

 27.1   Restated Financial Data Schedule for the Period ended June 30, 1996
 27.2   Restated Financial Data Schedule for the Period ended March 31, 1996
 27.3   Restated Financial Data Schedule for the Period ended December 31, 1995
 27.4   Restated Financial Data Schedule for the Period ended September 30, 1995
 27.5   Restated Financial Data Schedule for the Period ended June 30, 1995
 27.6   Restated Financial Data Schedule for the Period ended March 31, 1995
 27.7   Restated Financial Data Schedule for the Period ended December 31, 1994
 27.8   Restated Financial Data Schedule for the Period ended September 30, 1994