Form 10-Q
period 1996-12-31
GRIFFON CORP
filed 1997-02-03
CIK 50725

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

                                      OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from           to
                               ---------    ---------

Commission File Number:  1-6620


                              GRIFFON CORPORATION

            (Exact name of registrant as specified in its charter)


           DELAWARE                                        11-1893410
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


100 JERICHO QUADRANGLE, JERICHO, NEW YORK                    11753
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

                                                    X  Yes                 No
                                                   ---                 ---
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 28,993,948 shares of Common Stock as of January 31, 1997.

                                   FORM 10-Q
                                   ---------
                                   CONTENTS
                                   --------



PART I -  FINANCIAL INFORMATION (Unaudited)

          Condensed Consolidated Balance Sheets at December 31, 1996 and September 30, 1996

          Condensed Consolidated Statements of Income for the Three Months Ended December 31, 1996 and 1995

          Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31, 1996 and 1995

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

          Item 3:  Defaults upon Senior Securities

          Item 4:  Submission of Matters to a Vote of Security Holders

          Item 5:  Other Information

          Item 6:  Exhibits and Reports on Form 8-K

          Signature

                     GRIFFON CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                December 31,     September 30,
                                                    1996             1996
                                                ------------     -------------
                                                (Unaudited)        (Note 1)
ASSETS

   CURRENT ASSETS:

     Cash and cash equivalents                  $ 24,650,000     $ 17,846,000

     Marketable securities                         2,367,000        4,297,000

     Accounts receivable, less allowance
       for doubtful accounts                      82,589,000       87,113,000

     Contract costs and recognized
       income not yet billed                      31,694,000       33,670,000

     Inventories (Note 2)                         69,597,000       69,886,000

     Prepaid expenses and other current
        assets                                    15,440,000       16,203,000
                                                ------------     ------------
        Total current assets                     226,337,000      229,015,000

   PROPERTY, PLANT AND EQUIPMENT
      at cost, less accumulated depreciation
      and amortization of $47,472,000 at
      December 31, 1996 and $45,010,000 at
      September 30, 1996                          57,310,000       55,706,000

   OTHER ASSETS                                   30,231,000       26,448,000
                                                ------------     ------------
                                                $313,878,000     $311,169,000
                                                ============     ============

           See notes to condensed consolidated financial statements.

                     GRIFFON CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                December 31,     September 30,
                                                    1996             1996
                                                ------------     -------------
                                                (Unaudited)        (Note 1)
LIABILITIES AND SHAREHOLDERS' EQUITY

   CURRENT LIABILITIES:

     Accounts and notes payable                 $ 39,768,000     $ 47,131,000
     Other current liabilities                    57,903,000       58,620,000
                                                ------------     ------------
       Total current liabilities                  97,671,000      105,751,000
                                                ------------     ------------
   LONG-TERM DEBT AND OTHER LIABILITIES           35,044,000       31,806,000
                                                ------------     ------------
   LIABILITY OF EMPLOYEE STOCK OWNERSHIP PLAN      2,375,000          ---
                                                ------------     ------------
   MINORITY INTEREST IN SUBSIDIARY                 1,270,000          652,000
                                                ------------     ------------

   SHAREHOLDERS' EQUITY:
   Preferred stock, par value $.25 per share,
     authorized 3,000,000 shares --
     Second Preferred Stock, Series I,
       authorized 1,950,000 shares, issued
       1,571,294 shares at December 31, 1996
       and 1,618,844 shares at September 30,
       1996 (liquidation value $15,713,000
       and $16,188,000, respectively)                393,000          405,000
   Common Stock, par value $.25 per share,
     authorized 85,000,000 shares, issued
     29,302,645 shares at December 31, 1996
     and 29,253,848 shares at September 30,
     1996, and 334,896 shares in treasury at
     December 31, 1996 and September 30, 1996      7,326,000        7,313,000

   Other shareholders' equity                    169,799,000      165,242,000
                                                ------------     ------------
      Total shareholders' equity                 177,518,000      172,960,000
                                                ------------     ------------
                                                $313,878,000     $311,169,000
                                                ============     ============

           See notes to condensed consolidated financial statements.

                     GRIFFON CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                THREE MONTHS ENDED DECEMBER 31,
                                                -------------------------------
                                                    1996             1995
                                                ------------     ------------
Net sales                                       $181,744,000     $153,363,000

Cost of sales                                    135,761,000      114,959,000
                                                ------------     ------------
       Gross profit                               45,983,000       38,404,000

Selling, general and administrative
   expenses                                       33,257,000       28,449,000
                                                ------------     ------------
       Income from operations                     12,726,000        9,955,000
                                                ------------     ------------
Other income (expense):
       Interest expense                             (775,000)        (766,000)
       Interest income                               323,000          369,000
       Other, net                                     54,000          (10,000)
                                                ------------     ------------
                                                    (398,000)        (407,000)
                                                ------------     ------------
       Income from continuing operations
              before income taxes                 12,328,000        9,548,000
                                                ------------     ------------
Provision for income taxes:
   Federal                                         4,062,000        3,117,000
   State and other                                   746,000          599,000
                                                ------------     ------------
                                                   4,808,000        3,716,000
                                                ------------     ------------
Income from continuing operations                  7,520,000        5,832,000

Operating income of discontinued operations,
    net of income tax effect                         ---               31,000
                                                ------------     ------------
     Net income                                 $  7,520,000     $  5,863,000
                                                ============     ============
Net income per share of common stock (Note 3)   $        .24     $        .18
                                                ============     ============

           See notes to condensed consolidated financial statements.

                           GRIFFON CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                                           THREE MONTHS ENDED DECEMBER 31,
                                                           -------------------------------

                                                                 1996            1995
                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                   $ 7,520,000    $ 5,863,000
                                                             -----------    -----------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                             2,749,000      2,257,000
     Provision for losses on accounts receivable                 522,000        239,000
     Income from discontinued operations                         ---            (31,000)
     Change in assets and liabilities:
       Decrease in accounts receivable and contract
         costs and recognized income not yet billed            5,978,000      8,814,000
       (Increase) decrease in inventories                      1,535,000       (488,000)
       (Increase) decrease in prepaid expenses and other
         assets                                               (1,800,000)       504,000
       Increase (decrease) in accounts payable and accrued
         liabilities                                          (6,355,000)       591,000
       Other changes, net                                       (626,000)       279,000
                                                             -----------    -----------
   Total adjustments                                           2,003,000     12,165,000
                                                             -----------    -----------
                Net cash provided by operating activities      9,523,000     18,028,000
                                                             -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Net decrease in marketable securities                       1,931,000      6,903,000
   Acquisition of property, plant and equipment               (4,043,000)    (1,256,000)
   Acquired businesses                                        (1,320,000)   (21,884,000)
   Proceeds from sale of discontinued operation                2,771,000        ---
   Other, net                                                    562,000       (315,000)
                                                             -----------    -----------
                Net cash used in investing activities            (99,000)   (16,552,000)
                                                             -----------    -----------

                           GRIFFON CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                        (Unaudited)
                                                           THREE MONTHS ENDED DECEMBER 31,
                                                           -------------------------------

                                                                 1996            1995
                                                             -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Purchase of treasury shares                                   ---           (862,000)
   Proceeds from issuance of long-term debt                      ---         19,000,000
   Payment of long-term debt                                    (129,000)    (2,135,000)
   Decrease in short-term borrowings                          (2,500,000)    (1,000,000)
   Other, net                                                      9,000         28,000
                                                             -----------    -----------
                Net cash provided by (used in) financing
                  activities                                  (2,620,000)    15,031,000
                                                             -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                      6,804,000     16,507,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              17,846,000      9,656,000
                                                             -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $24,650,000    $26,163,000
                                                             ===========    ===========

                 See notes to condensed consolidated financial statements.

                      GRIFFON CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  Basis of Presentation -

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at September 30, 1996 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to shareholders for the year ended September 30, 1996.

(2)  Inventories -

      Inventories, stated at the lower of cost (first-in, first-out or average) or market, are comprised of the following:

                                           December 31,    September 30,
                                               1996            1996
                                           -----------     ------------
      Finished goods . . . . . . . . . .   $26,804,000      $23,910,000

      Work in process  . . . . . . . . .    20,577,000       22,706,000

      Raw materials and supplies . . . .    22,216,000       23,270,000
                                           -----------     ------------
                                           $69,597,000      $69,886,000
                                           ===========     ============

(3)  Net Income Per Share -

      Net income per share is calculated using the weighted average number of shares of common stock, and where dilutive, common stock equivalents outstanding during each period. Shares used in computing per share results were 31,240,000 and 33,097,000 for the three months ended December 31, 1996 and 1995, respectively.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                              AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Net sales were $181.7 million for the three-month period ended December 31, 1996, an increase of $28.4 million or 18.5% over last year.

      Net sales of the building products business were $116.2 million, an increase of $17.8 million or 18.0% over last year. Higher garage door units sales ($6.4 million) due to stronger construction and related retail markets, internal growth in the service business ($3.3 million) and the effect of acquired companies ($6.6 million) were the principal reasons for the increase. Net sales of the specialty plastic films business were $39.1 million, an increase of $7.4 million or 23.2% over last year. Increased unit sales ($7.2 million) primarily attributable to products for its major customer in the infant diaper market was the principal reason for the increase. Net sales of the electronic information and communication systems business were $26.5 million, an increase of $3.3 million or 14.1% over last year due to increased funding levels on several programs and higher demand for its integrated circuit products.

      Income from operations for the three-month period ended December 31, 1996 was $12.7 million, an increase of $2.8 million or 27.8% over last year. Operating income of the building products business increased approximately $4.0 million compared to last year principally due to the sales growth, lower raw material costs and manufacturing efficiencies. Operating income of the specialty plastic films segment declined $1.6 million compared to last year. The decrease was principally due to development and start-up costs associated with new products and raw material cost increases in excess of selling price increases. The reduced earnings in the specialty plastic films segment are expected to continue through the beginning of the year with improvement anticipated toward the latter half of 1997 as the new programs coming onstream generate additional volume increases and related start-up costs become less significant. Operating income of the electronic information and communication systems operation increased by $.4 million due to the increased sales.

LIQUIDITY AND CAPTIAL RESOURCES

      Cash flow provided by operations for the quarter was $9.5 million and working capital was $128.7 million at December 31, 1996.

      During the quarter the company had capital expenditures of $4.0 million including continuing construction and equipment costs of $2.0 million for its 60%-owned specialty plastic films joint venture in Germany. Proceeds of $2.8 million were received from the sale of the company's synthetic batting business which had been reflected as a discontinued operation last year.

      Anticipated cash flows from operations, together with existing cash and marketable securities and lease line availability, should be adequate to finance presently anticipated working capital and capital expenditure requirements and to repay long-term debt as it matures.

      The statements contained in this report which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward- looking statements, including the effect of business and economic conditions; the impact of competitive products and pricing; capacity and supply constraints or difficulties; product development, commercialization or technological difficulties; and other risks and uncertainties.

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




Date:  February 3, 1997
       ----------------