Form 10-Q
period 1997-03-31
GRIFFON CORP
filed 1997-05-05
CIK 50725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                OR

    (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                           [ X ]  Yes     [   ]  No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 30,430,000 shares of Common Stock as of April 30, 1997.

                                    FORM 10-Q

                                    CONTENTS




PART I -  FINANCIAL INFORMATION (Unaudited)

          Condensed Consolidated Balance Sheets at March 31, 1997
          and September 30, 1996

          Condensed Consolidated Statements of Income for the Three Months and Six Months Ended March 31, 1997 and 1996

          Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 1997 and 1996

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

          Item 3:  Defaults upon Senior Securities

          Item 4:  Submission of Matters to a Vote of Security Holders

          Item 5:  Other Information

          Item 6:  Exhibits and Reports on Form 8-K

          Signature


                      GRIFFON CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  March 31,      September 30,
                                                    1997             1996
                                                -----------      -------------
                                                (Unaudited)        (Note 1)
ASSETS

   CURRENT ASSETS:

     Cash and cash equivalents                  $ 18,820,000     $ 17,846,000

     Marketable securities                         1,379,000        4,297,000

     Accounts receivable, less allowance
       for doubtful accounts                      75,030,000       87,113,000

     Contract costs and recognized
       income not yet billed                      29,407,000       33,670,000

     Inventories (Note 2)                         71,235,000       69,886,000

     Prepaid expenses and other current
        assets                                    15,932,000       16,203,000
                                                ------------     ------------

        Total current assets                     211,803,000      229,015,000

   PROPERTY, PLANT AND EQUIPMENT
      at cost, less accumulated depreciation
      and amortization of $49,938,000 at
      March 31, 1997 and $45,010,000 at
      September 30, 1996                          63,277,000       55,706,000

   OTHER ASSETS                                   29,103,000       26,448,000
                                                ------------     ------------
                                                $304,183,000     $311,169,000
                                                ============     ============

            See notes to condensed consolidated financial statements.


                      GRIFFON CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  March 31,      September 30,
                                                    1997             1996
                                                -----------      -------------
                                                (Unaudited)        (Note 1)
LIABILITIES AND SHAREHOLDERS' EQUITY

   CURRENT LIABILITIES:

     Accounts and notes payable                 $ 38,405,000     $ 47,131,000
     Other current liabilities                    49,388,000       58,620,000
                                                ------------     ------------

       Total current liabilities                  87,793,000      105,751,000
                                                ------------     ------------
   LONG-TERM DEBT AND OTHER LIABILITIES           32,735,000       31,806,000
                                                ------------     ------------

   LIABILITY OF EMPLOYEE STOCK OWNERSHIP PLAN      2,250,000          ---
                                                ------------     ------------
   MINORITY INTEREST IN SUBSIDIARY                 1,225,000          652,000
                                                ------------     ------------
   SHAREHOLDERS' EQUITY (Note 4):
   Preferred stock, par value $.25 per share,
     authorized 3,000,000 shares --
     Second Preferred Stock, Series I,
     authorized 1,950,000 shares, issued
     1,618,844 shares at September 30,
     1996                                            ---              405,000
   Common Stock, par value $.25 per share,
     authorized 85,000,000 shares, issued
     30,892,960 shares at March 31, 1997
     and 29,253,848 shares at September 30,
     1996, and 474,000 shares and 334,896
     shares in treasury at March 31, 1997
     and September 30, 1996, respectively          7,723,000        7,313,000

   Other shareholders' equity                    172,457,000      165,242,000
                                                ------------     ------------

      Total shareholders' equity                 180,180,000      172,960,000
                                                ------------     ------------
                                                $304,183,000     $311,169,000
                                                ============     ============

            See notes to condensed consolidated financial statements.


                      GRIFFON CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                 THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------
                                                    1997             1996
                                                 -----------     ------------
Net sales                                       $160,807,000     $139,109,000

Cost of sales                                    120,520,000      105,330,000
                                                ------------     ------------

       Gross profit                               40,287,000       33,779,000

Selling, general and administrative
   expenses                                       33,010,000       27,168,000
                                                ------------     ------------
       Income from operations                      7,277,000        6,611,000
                                                ------------     ------------
Other income (expense):
   Interest expense                                 (704,000)        (757,000)
   Interest income                                   304,000          279,000
   Other, net                                         80,000           73,000
                                                ------------     ------------
                                                    (320,000)        (405,000)
                                                ------------     ------------
       Income from continuing operations
             before income taxes                   6,957,000        6,206,000
                                                ------------     ------------
Provision for income taxes:
   Federal                                         2,148,000        2,050,000
   State and other                                   426,000          362,000
                                                ------------     ------------
                                                   2,574,000        2,412,000
                                                ------------     ------------
Income from continuing operations                  4,383,000        3,794,000

Operating income of discontinued operations,
   net of income tax effect (Note 5)                 ---               72,000
                                                ------------     ------------
       Net income                               $  4,383,000     $  3,866,000
                                                ============     ============
Net income per share of common stock (Note 3)   $        .14     $        .12
                                                ============     ============

            See notes to condensed consolidated financial statements.

                      GRIFFON CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                 SIX MONTHS ENDED MARCH 31,
                                                 --------------------------
                                                    1997             1996
                                                 ----------       ---------
Net sales                                       $342,551,000     $292,472,000

Cost of sales                                    256,281,000      220,289,000
                                                ------------     ------------
       Gross profit                               86,270,000       72,183,000

Selling, general and administrative
   expenses                                       66,267,000       55,617,000
                                                ------------     ------------
       Income from operations                     20,003,000       16,566,000
                                                ------------     ------------
Other income (expense):
   Interest expense                               (1,479,000)      (1,523,000)
   Interest income                                   627,000          648,000
   Other, net                                        134,000           63,000
                                                ------------     ------------
                                                    (718,000)        (812,000)
                                                ------------     ------------
       Income from continuing operations
             before income taxes                  19,285,000       15,754,000
                                                ------------     ------------
Provision for income taxes:
   Federal                                         6,210,000        5,167,000
   State and other                                 1,172,000          961,000
                                                ------------     ------------
                                                   7,382,000        6,128,000
                                                ------------     ------------
Income from continuing operations                 11,903,000        9,626,000

Operating income of discontinued operations,
   net of income tax effect (Note 5)                 ---              103,000
                                                ------------     ------------
       Net income                               $ 11,903,000     $  9,729,000
                                                ============     ============
Net income per share of common stock (Note 3)   $        .38     $        .30
                                                ============     ============

            See notes to condensed consolidated financial statements.

                     GRIFFON CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                             SIX MONTHS ENDED MARCH 31,
                                                             --------------------------
                                                                1997            1996
                                                             ----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                   $11,903,000    $  9,729,000
                                                            ------------    ------------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                             5,511,000       4,620,000
     Provision for losses on accounts receivable                 793,000         547,000
     Income from discontinued operations                         ---            (103,000)
     Change in assets and liabilities:
       Decrease in accounts receivable and contract
         costs and recognized income not yet billed           15,824,000       8,259,000
       (Increase) decrease in inventories                        245,000      (1,850,000)
       (Increase) decrease in prepaid expenses and
         other assets                                           (920,000)      2,033,000
       Decrease in accounts payable and accrued
         liabilities                                         (16,278,000)     (7,675,000)
       Other changes, net                                        367,000         145,000
                                                            ------------    ------------
   Total adjustments                                           5,542,000       5,976,000
                                                            ------------    ------------
                Net cash provided by operating activities     17,445,000      15,705,000
                                                            ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Net decrease in marketable securities                       2,918,000       8,886,000
   Acquisition of property, plant and equipment              (12,448,000)     (4,249,000)
   Acquired businesses                                        (2,232,000)    (21,884,000)
   Proceeds from sale of discontinued operation                2,771,000         ---
   Other, net                                                   (112,000)          5,000
                                                            ------------    ------------
                Net cash used in investing activities         (9,103,000)    (17,242,000)
                                                             ------------    ------------


                           GRIFFON CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                        (Unaudited)

                                                             SIX MONTHS ENDED MARCH 31,
                                                             --------------------------
                                                                1997            1996
                                                             ----------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Purchase of treasury shares                                (2,402,000)    (21,574,000)
   Proceeds from issuance of long-term debt                    1,282,000      34,000,000
   Payment of long-term debt                                  (3,260,000)     (4,269,000)
   Decrease in short-term borrowings                          (2,605,000)     (1,000,000)
   Other, net                                                   (383,000)        101,000
                                                            ------------    ------------
                Net cash provided by (used in) financing
                  activities                                  (7,368,000)      7,258,000
                                                            ------------    ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                        974,000       5,721,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              17,846,000       9,656,000
                                                            ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $18,820,000     $15,377,000
                                                            ============    ============

            See notes to condensed consolidated financial statements.

                      GRIFFON CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)  Basis of Presentation -

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at September 30, 1996 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to shareholders for the year ended September 30, 1996.

(2)  Inventories -

     Inventories, stated at the lower of cost (first-in, first-out or average) or market, are comprised of the following:

                                            March 31,     September 30,
                                              1997            1996
                                          ------------    -------------

     Finished goods . . . . . . . . . .   $26,669,000      $23,910,000

     Work in process  . . . . . . . . .    21,411,000       22,706,000

     Raw materials and supplies . . . .    23,155,000       23,270,000
                                          -----------      -----------
                                          $71,235,000      $69,886,000
                                          ===========      ===========

(3)  Net Income Per Share -

     Net income per share is calculated using the weighted average number of shares of common stock, and where dilutive, common stock equivalents outstanding during each period. Shares used in computing per share results were 31,295,000 and 32,563,000 for the three months ended March 31, 1997 and 1996, respectively and 31,267,000 and 32,830,000 for the six months ended March 31, 1997 and 1996, respectively.

     Statement of Financial Accounting Standards No. 128, "Earnings per Share" which becomes effective for the fiscal year beginning October 1, 1997, establishes new standards for computing and presenting earnings per share (EPS). The new standard requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities. Previously reported EPS amounts must be restated under the new standard when it becomes effective. For the three months ended March 31, 1997 and 1996, basic EPS were $.15 per share and $.12 per share, respectively, and diluted EPS were $.14 per share and $.12 per share, respectively. For the six months ended March 31, 1997 and 1996, basic EPS were $.41 per share and $.31 per share, respectively, and diluted EPS were $.38 per share and $.30 per share, respectively. Basic EPS amounts calculated for periods including and subsequent to March 31, 1997 will be affected by the February 1997 conversion of substantially all of the Second Preferred Stock, Series I into Common Stock (see Note 4), and the inclusion of the newly issued shares of common stock in basic EPS calculations.

(4)  Shareholders' Equity -

     On February 6, 1997 the company's Board of Directors approved the redemption of the company's Second Preferred Stock, Series I. The redemption price of $10.17 consisted of $10.00 plus accrued and unpaid dividends to the redemption date, March 10, 1997. Holders of 1,524,429 shares of Second Preferred Stock converted their shares into 1,524,429 shares of Common Stock, and 45,165 shares of Second Preferred Stock were redeemed.

(5)  Discontinued Operations -

     Subsequent to March 31, 1997 the company completed, in a cash transaction, the sale of its specialty hardware business which had been reflected as a discontinued operation last year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Three  Months  Ended March 31, 1997
     -----------------------------------

     Net sales were $160.8 million for the three-month period ended March 31, 1997, an increase of $21.7 million or 15.6% over last year.

     Net sales of the building products business were $91.4 million, an increase of $12.0 million or 15.1% over last year, primarily attributable to higher unit sales ($7.0 million) due to strong demand in construction and related retail markets as well as continued internal growth in our service business ($4.7 million). Net sales of the specialty plastic films business were $40.7 million, an increase of $8.1 million or 25.0% over last year. Increased unit sales ($5.6 million), primarily attributable to products for its major customer in the infant diaper market, was the principal reason for the increase. Net sales of the electronic information and communication systems business were $28.7 million, an increase of $1.6 million or 5.9%.

     Income from operations for the three-month period ended March 31, 1997 was $7.3 million, an increase of $.7 million or 10.1% compared to last year. Operating income of the building products business, in what has historically been its weakest quarter, increased approximately $1.3 million compared to last year, principally due to the sales growth, continued production efficiencies and lower raw material costs. Operating income of the specialty plastic films segment declined by $.6 million for the quarter compared to last year, but improved significantly over the first quarter of fiscal 1997. As expected, margins in this segment were lower than last year due to development and start-up costs associated with new programs and increased raw material costs. The segment's operational improvement during the second quarter was due to the higher volume and increased manufacturing efficiencies. It is expected that there will be continued improvement in the last half of 1997 as the new programs coming onstream generate additional volume increases and related start-up costs become less significant. Operating income of the electronic information and communication systems business for the quarter was approximately the same as in the prior year.


Six Months Ended March 31, 1997
-------------------------------

     Net sales were $342.6 million for the six-month period ended March 31, 1997, an increase of $50.1 million or 17.1% over last year.

     Net sales of the building products business were $207.6 million, an increase of $29.7 million or 16.7% over last year, primarily due to unit sales increases ($15.2 million), the service business' internal growth ($7.9 million) and acquired businesses ($6.6 million). Net sales of the specialty plastic films business were $79.7 million, an increase of $15.5 million or 24.1% over last year. The increase is due to higher unit sales ($13.8 million), primarily attributable to products for its major customer in the infant diaper market. Net sales of the electronic information and communication systems business were $55.3 million, an increase of $4.9 million or 9.7% compared to last year, principally due to increased funding levels on several programs and higher demand for its integrated circuit products.

     Income from operations for the six-month period ended March 31, 1997 was $20.0 million, an increase of $3.4 million or 20.7% compared to last year. Operating income of the building products business increased approximately $5.3 million compared to last year, for the reasons discussed above. Operating income of the specialty plastic films business decreased by $2.2 million compared to last year, the majority of such reduction occurring in the first quarter, due to the reasons discussed above. Operating income of the electronic information and communication systems business increased by $.4 million due primarily to the sales increase in the first quarter.


LIQUIDITY AND CAPITAL RESOURCES

     Cash flow provided by operations for the six months was $17.4 million, and working capital was $124.0 million at March 31, 1997.

     During the six months the company had fixed asset additions of $12.4 million, including $5 million to upgrade and enhance strategic business systems and construction and equipment costs of $4 million for its 60%-owned specialty plastic films joint venture in Germany. Proceeds of approximately $3 million were received from the sale and liquidation of the company's synthetic batting business which had been reflected as a discontinued operation last year.

     On February 6, 1997 the company's Board of Directors approved the redemption of the company's Second Preferred Stock, Series I. The redemption price of $10.17 consisted of $10.00 plus accrued and unpaid dividends to the redemption date, March 10, 1997. Holders of 1,524,429 shares of Second Preferred Stock converted their shares into 1,524,429 shares of Common Stock, and 45,165 shares of Second Preferred Stock were redeemed.

     Anticipated cash flows from operations, together with existing cash and marketable securities and lease line availability, should be adequate to finance presently anticipated working capital and capital expenditure requirements and to repay long-term debt as it matures.
















     The statements contained in this report which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements, including the effect of business and economic conditions; the impact of competitive products and pricing; capacity and supply constraints or difficulties; product development, commercialization or technological difficulties; and other risks and uncertainties.

                           PART II - OTHER INFORMATION


Item 1    Legal Proceedings
          -----------------
          There are no material changes in the information previously reported under this item.

Item 2    Changes in Securities
          ---------------------
          None

Item 3    Defaults upon Senior Securities
          -------------------------------
          None

Item 4    Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
   (a)    The Registrant held its Annual Meeting of Stockholders on February 6,
          1997.

   (b)    Not applicable

   (c)(i) Four directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2000. The names of these directors and votes cast in favor of their election and shares withheld are as follows:

               Name                     Votes For       Votes Withheld
               ----                     ---------       --------------
          Robert Balemian               23,470,198          2,676,310
          Harvey R. Blau                23,486,484          2,678,024
          Ronald J. Kramer              23,470,877          2,675,631
          Lieutenant General
            James W. Stansberry (Ret.)  23,468,083          2,678,425

     (ii) In addition to the election of directors, the stockholders approved a proposal to adopt a 1997 Stock Option Plan; 20,408,086 shares were voted in favor of this proposal, 1,935,668 shares against and 285,050 shares abstained.

Item 5    Other Information
          -----------------
          None

Item 6    Exhibits and Reports on Form 8-K
          --------------------------------
          27 -- Financial Data Schedule (for electronic submission only)

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   GRIFFON CORPORATION

                                     By: Robert Balemian
                                     ----------------------
                                     Robert Balemian
                                     President
                                     (Principal Financial Officer)




Date:  May 2, 1997