Form 10-Q
period 1997-06-30
GRIFFON CORP
filed 1997-08-11
CIK 50725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

                                          [X]   Yes          [ ]  No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 30,356,804 shares of Common Stock as of July 31, 1997.

                                    FORM 10-Q

                                    CONTENTS
                                    --------


                                                                            PAGE

PART I -  FINANCIAL INFORMATION (Unaudited)

          Condensed Consolidated Balance Sheets at June 30, 1997
          and September 30, 1996 ...........................................  1

          Condensed Consolidated Statements of Income for the Three
          Months and Nine Months Ended June 30, 1997 and 1996 ..............  3

          Condensed Consolidated Statements of Cash Flows for the Nine
          Months Ended June 30, 1997 and 1996 .............................   5

          Notes to Condensed Consolidated Financial Statements .............  6

          Management's Discussion and Analysis of Financial Condition and
          Results of Operations ............................................  8


PART II - OTHER INFORMATION

          Item 1:  Legal Proceedings .......................................  10

          Item 2:  Changes in Securities ...................................  10

          Item 3:  Defaults upon Senior Securities .........................  10

          Item 4:  Submission of Matters to a Vote of Security Holders .....  10

          Item 5:  Other Information .......................................  10

          Item 6:  Exhibits and Reports on Form 8-K ........................  10

          Signature ........................................................  11

                      GRIFFON CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  June 30,       September 30,
                                                    1997             1996
                                                 -----------     ---------------
                                                 (Unaudited)       (Note 1)

ASSETS

   CURRENT ASSETS:

     Cash and cash equivalents                  $ 10,060,000     $ 17,846,000

     Marketable securities                         1,379,000        4,297,000

     Accounts receivable, less allowance
       for doubtful accounts                      84,772,000       87,113,000

     Contract costs and recognized
       income not yet billed                      31,232,000       33,670,000

     Inventories (Note 2)                         73,561,000       69,886,000

     Prepaid expenses and other current
        assets                                    12,386,000       16,203,000
                                                ------------     ------------
        Total current assets                     213,390,000      229,015,000

   PROPERTY,  PLANT AND EQUIPMENT at cost,
      less  accumulated  depreciation  and
      amortization of $52,417,000 at
      June 30, 1997 and $45,010,000 at
      September 30, 1996                          68,787,000       55,706,000

   OTHER ASSETS                                   30,322,000       26,448,000
                                                ------------     ------------
                                                $312,499,000     $311,169,000
                                                ============     =============

            See notes to condensed consolidated financial statements.

                                       1

                      GRIFFON CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   June 30,       September 30,
                                                     1997             1996
                                                  -----------     -------------
                                                  (Unaudited)        (Note 1)
LIABILITIES AND SHAREHOLDERS' EQUITY

   CURRENT LIABILITIES:

     Accounts and notes payable                 $ 37,607,000     $ 47,131,000
     Other current liabilities                    59,455,000       58,620,000
                                                ------------     ------------
       Total current liabilities                  97,062,000      105,751,000
                                                ------------     ------------
   LONG-TERM DEBT AND OTHER LIABILITIES           23,777,000       31,806,000
                                                ------------     ------------
   LIABILITY OF EMPLOYEE STOCK OWNERSHIP PLAN      2,125,000          ---
                                                ------------     ------------
   MINORITY INTEREST IN SUBSIDIARY                 1,079,000          652,000
                                                ------------     ------------
   SHAREHOLDERS' EQUITY (Note 4):
   Preferred stock, par value $.25 per share,
     authorized 3,000,000 shares -- Second
     Preferred Stock, Series I, authorized
     1,950,000 shares, issued 1,618,844
     shares at September 30, 1996                     ---             405,000
   Common Stock, par value $.25 per share,
     authorized 85,000,000 shares, issued
     30,925,707 shares at June 30, 1997 and
     29,253,848  shares at September  30,
     1996,  and 549,400  shares and 334,896
     shares in treasury at June 30, 1997
     and September 30, 1996, respectively          7,732,000        7,313,000

   Other shareholders' equity                    180,724,000      165,242,000
                                                ------------     ------------
      Total shareholders' equity                 188,456,000      172,960,000
                                                ------------     ------------
                                                $312,499,000     $311,169,000
                                                ============     ============

            See notes to condensed consolidated financial statements.

                      GRIFFON CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                 THREE MONTHS ENDED JUNE 30,
                                                 ---------------------------
                                                    1997             1996
                                                    ----             ----
Net sales                                       $193,120,000     $168,857,000

Cost of sales                                    142,310,000      124,928,000
                                                ------------     ------------
       Gross profit                               50,810,000       43,929,000

Selling, general and administrative
   expenses                                       36,359,000       30,426,000
                                                ------------     ------------
       Income from operations                     14,451,000       13,503,000
                                                ------------     ------------
Other income (expense):
   Interest expense                                 (582,000)      (1,001,000)
   Interest income                                   220,000          238,000
   Other, net                                         10,000           45,000
                                                ------------     ------------
                                                    (352,000)        (718,000)
                                                ------------     ------------
       Income from continuing operations
             before income taxes                  14,099,000       12,785,000
                                                ------------     ------------
Provision for income taxes:
   Federal                                         4,477,000        4,175,000
   State and other                                   740,000          750,000
                                                ------------     ------------
                                                   5,217,000        4,925,000
                                                ------------     ------------
Income from continuing operations                  8,882,000        7,860,000

Operating income of discontinued operations,
   net of income tax effect (Note 5)                 ---              143,000
                                                ------------     ------------
       Net income                               $  8,882,000     $  8,003,000
                                                ============     ============
Income per share of common stock (Note 3):
   Continuing operations                        $        .29     $        .25
   Discontinued operations                           ---                  .01
                                                ------------     ------------
      Net income                                $        .29     $        .26
                                                ============     ============

            See notes to condensed consolidated financial statements.

                      GRIFFON CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                 NINE MONTHS ENDED JUNE 30,
                                                 --------------------------
                                                    1997             1996
                                                    ----             ----
Net sales                                       $535,671,000     $461,329,000

Cost of sales                                    398,591,000      345,217,000
                                                ------------     ------------
       Gross profit                              137,080,000      116,112,000

Selling, general and administrative
   expenses                                      102,626,000       86,043,000
                                                ------------     ------------
       Income from operations                     34,454,000       30,069,000
                                                ------------     ------------
Other income (expense):
   Interest expense                               (2,061,000)      (2,524,000)
   Interest income                                   847,000          886,000
   Other, net                                        144,000          108,000
                                                ------------     ------------
                                                  (1,070,000)      (1,530,000)
                                                ------------     ------------
       Income from continuing operations
             before income taxes                  33,384,000       28,539,000
                                                ------------     ------------
Provision for income taxes:
   Federal                                        10,687,000        9,342,000
   State and other                                 1,912,000        1,711,000
                                                ------------     ------------
                                                  12,599,000       11,053,000
                                                ------------     ------------
      Income from continuing operations           20,785,000       17,486,000

Operating income of discontinued operations,
   net of income tax effect (Note 5)                 ---             246,000
                                                ------------     ------------
       Net income                               $ 20,785,000     $ 17,732,000
                                                ============     ============
Income per share of common stock (Note 3):
   Continuing operations                        $        .67     $        .54
   Discontinued operations                           ---                  .01
                                                ------------     ------------
      Net income                                $        .67     $        .55
                                                ============     ============

            See notes to condensed consolidated financial statements.

                      GRIFFON CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             NINE MONTHS ENDED JUNE 30,
                                                             --------------------------
                                                                1997           1996
                                                                ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                   $20,785,000     $17,732,000
                                                            ------------    ------------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                             8,302,000       7,281,000
     Provision for losses on accounts receivable               1,124,000         866,000
     Income from discontinued operations                         ---            (246,000)
     Change in assets and liabilities:
       (Increase) decrease in accounts receivable and
         contract costs and recognized income not yet billed   3,926,000      (1,324,000)
       (Increase) decrease in inventories                     (2,105,000)      3,161,000
       (Increase) decrease in prepaid expenses and
         other assets                                         (5,725,000)        977,000
       Decrease in accounts payable and accrued
         liabilities                                          (8,156,000)     (6,281,000)
       Other changes, net                                       (120,000)       (137,000)
                                                            ------------    ------------
   Total adjustments                                          (2,754,000)      4,297,000
                                                            ------------    ------------
                Net cash provided by operating activities     18,031,000      22,029,000
                                                            ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Net decrease in marketable securities                       2,918,000       8,890,000
   Acquisition of property, plant and equipment              (20,470,000)     (7,640,000)
   Acquired businesses                                        (2,232,000)    (22,240,000)
   Proceeds from sales of discontinued operations             10,518,000         ---
   (Increase) decrease in equipment lease deposits and
      other, net                                                (367,000)      1,786,000
                                                            ------------    ------------
                Net cash used in investing activities         (9,633,000)    (19,204,000)
                                                            ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Purchase of treasury shares                                (3,422,000)    (21,574,000)
   Proceeds from issuance of long-term debt                    5,731,000      34,000,000
   Payment of long-term debt                                 (15,369,000)     (9,405,000)
   Decrease in short-term borrowings                          (2,955,000)        ---
   Other, net                                                   (169,000)       (259,000)
                                                            ------------    ------------
                Net cash provided by (used in) financing
                  activities                                 (16,184,000)      2,762,000
                                                            ------------    ------------
NET INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS           (7,786,000)      5,587,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              17,846,000       9,656,000
                                                            ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $10,060,000     $15,243,000
                                                            ============    ============

         See notes to condensed consolidated financial statements.

                      GRIFFON CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)  Basis of Presentation -

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The balance sheet at September 30, 1996 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to shareholders for the year ended September 30, 1996.

(2)  Inventories -

     Inventories, stated at the lower of cost (first-in, first-out or average) or market, are comprised of the following:

                                             June 30,      September 30,
                                               1997            1996
                                          -------------    -------------
     Finished goods . . . . . . . . . .   $28,102,000      $23,910,000

     Work in process  . . . . . . . . .    21,757,000       22,706,000

     Raw materials and supplies . . . .    23,702,000       23,270,000
                                         ------------     ------------
                                          $73,561,000      $69,886,000
                                         ============     ============

(3)  Net Income Per Share -

     Net income per share is calculated using the weighted average number of shares of common stock, and where dilutive, common stock equivalents outstanding during each period. Shares used in computing per share results were 31,130,000 and 31,013,000 for the three months ended June 30, 1997 and 1996, respectively and 31,222,000 and 32,224,000 for the nine months ended June 30, 1997 and 1996, respectively.

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

For the three and nine month periods ending June 30, 1997 and 1996, reported EPS under the new standard would have been:


Basic:

                                   Three Months Ended       Nine Months Ended
                                        June 30,                June 30,
                                   ------------------       ------------------
                                    1997        1996         1997        1996
                                    ----        ----         ----        ----
Income from continuing operations   $.29        $.27         $.70        $.57
Discontinued operations               -           -            -          .01
                                    ----        ----         ----        ----
    Net income                      $.29        $.27         $.70        $.58
                                    ====        ====         ====        ====


Diluted:

                                   Three months ended       Nine months ended
                                        June 30,                June 30,
                                   ------------------       ------------------
                                    1997       1996          1997       1996
                                    ----       ----          ----       ----
Income from continuing operations   $.29       $.25          $.67       $.54
Discontinued operations              -          .01            -         .01
                                    ----       ----          ----       ----

    Net income                      $.29       $.26          $.67       $.55
                                    ====       ====          ====       ====


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

(5)  Discontinued Operations -

     In April 1997, the company completed, in a cash transaction, the sale of its specialty hardware business which had been reflected as a discontinued operation last year.

(6)  Acquired Business -

     In July 1997, the company acquired, in a cash transaction, a manufacturer and installer of residential garage doors and related hardware with annual sales of approximately $80 million for its building products operation. The purchase price of approximately $35 million was financed by borrowings under an existing credit facility.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Months Ended June 30, 1997

     Net sales were $193.1 million for the three-month period ended June 30, 1997, an increase of $24.3 million or 14.4% over last year.

     Net sales of the building products business were $118.9 million, an increase of $11.5 million or 10.8% over last year, primarily attributable to higher unit sales of garage doors ($6.6 million) due to continued strong demand in the residential and related retail markets and higher sales in our installation services business ($3.7 million) due to geographic expansion and internal growth. Net sales of the specialty plastic films business were $44.2 million, an increase of $14.3 million or 47.6% over last year. Increased unit sales, primarily from growth of new programs for this operation's major customer in the infant diaper market, was the principal reason for the sales growth. Net sales of the electronic information and communication systems business were $30.0 million, compared to $31.5 million a year earlier.

     Income from operations for the three-month period ended June 30, 1997 was $14.5 million, an increase of $1.0 million or 7.0% compared to last year. Operating income of the building products business declined by approximately $.5 million. The effect of higher sales and reduced raw material costs was offset by higher operating expenses incurred in connection with the sales growth and anticipated further expansion of the business. Operating income of the specialty plastic films segment increased by approximately $1.5 million for the quarter compared to last year. As expected, earnings in this segment improved due to the effect of higher volume and lower start-up costs associated with new programs, partially offset by increased raw material costs. Operating income of the electronic information and communication systems business was approximately the same as in the prior year.


Nine Months Ended June 30, 1997

     Net sales were $535.7 million for the nine-month period ended June 30, 1997, an increase of $74.3 million or 16.1% over last year.

     Net sales of the building products business were $326.5 million, an increase of $41.3 million or 14.5% over last year, primarily due to unit sales increases ($22.8 million), the service business' growth ($11.9 million) and acquired businesses ($6.6 million). Net sales of the specialty plastic films business were $124.0 million, an increase of $29.8 million or 31.6% over last year. The increase was due to higher unit sales primarily attributable to products for its major customer in the infant diaper market. Net sales of the electronic information and communication systems business were $85.2 million, an increase of $3.3 million or 4.1% compared to last year, principally due to increased funding levels on several programs and higher demand for its integrated circuit products.

     Income from operations for the nine-month period ended June 30, 1997 was $34.5 million, an increase of $4.4 million or 14.6% compared to last year. Operating income of the building products business increased approximately $4.8 million compared to last year due to the sales growth, operating efficiencies and lower raw material costs. Operating income of the specialty plastic films business decreased by $.7 million compared to last year. Lower margins in this segment in the first half of the year due to development and start-up costs associated with new programs and increased raw material costs were partly offset by improved profitability in the third quarter due to higher volume and lower start-up costs. Operating income of the electronic information and communication systems business increased by approximately $.4 million due primarily to the sales increase in the first quarter.


LIQUIDITY AND CAPITAL RESOURCES

     Cash flow provided by operations for the nine months was $18.0 million, and working capital was $116.3 million at June 30, 1997.

     During the nine months the company had fixed asset additions of $20.4 million, including construction and equipment costs of approximately $7 million for its 60%-owned specialty plastic films joint venture in Germany and approximately $6 million to upgrade and enhance strategic business systems.

     Proceeds of approximately $10.5 million were received from the sale and liquidation of the company's synthetic batting business and its specialty hardware business which had been reflected as discontinued operations last year.

     In July 1997, the company acquired, in a cash transaction, a manufacturer and installer of residential garage doors and related hardware with annual sales of approximately $80 million for its building products operations. The purchase price of approximately $35 million was financed by borrowings under an existing credit facility.

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


Item 2    Changes in Securities
          ---------------------

          None


Item 3    Defaults upon Senior Securities
          --------------------------------

          None


Item 4    Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          None


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


                                         GRIFFON CORPORATION


                                        By/s/Robert Balemian
                                        Robert Balemian
                                        President
                                        (Principal Financial Officer)




Date: August 11, 1997