Form 10-K405
period 1997-09-30
GRIFFON CORP
filed 1997-12-10
CIK 50725

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

               [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 1997
                                       or
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from       to

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

       COMMON STOCK, $.25 PAR VALUE          NEW YORK STOCK EXCHANGE
       PREFERRED SHARE PURCHASE RIGHTS       NEW YORK STOCK EXCHANGE


                           Securities registered pursuant to Section 12(g) of
the Act:

                                      NONE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x].

        State the aggregate market value of the voting stock held by non-affiliates of the registrant. (The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.) As of November 15, 1997 -- approximately $425,000,000.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (applicable only to corporate registrants). As of November 15, 1997 -- 30,689,613.

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

BUILDING PRODUCTS

        Management believes that its wholly-owned subsidiary, Clopay, is the largest manufacturer of residential garage doors and among the largest manufacturers of commercial garage doors in the United States. Clopay sells a broad line of steel and wood garage doors for residential and commercial use which are manufactured in stock sizes and styles as well as special order to customer specifications.

        Clopay also operates a service company that installs and services manufactured fireplaces, garage doors and openers and a range of related products. This part of Clopay's business grew substantially in 1997 through internal growth and acquisitions, while continuing to expand into new markets. Management believes that the service business is one of the country's leading fireplace dealers.

        Clopay's strategy is to produce a broad line of high quality garage doors for distribution throughout North America to professional installer, retail and wholesale channels. Clopay has focused on increasing its market share by introducing new products, expanding its distribution, sales and marketing programs and through strategic acquisitions.

        In July 1997 the company acquired Holmes-Hally Industries, a manufacturer and installer of residential garage doors and related hardware with annual sales of approximately $80,000,000. Also acquired during 1997 in cash transactions were several other companies involved in the installation of building products.

        In October 1995 Clopay acquired the Atlas Roll-Lite Door Corporation, a manufacturer of heavy duty rolling steel doors, grilles and counter shutters for industrial and commercial markets; sectional garage doors for residential applications; and doors and components for the self-storage market. A company involved in the installation of building products was also acquired in fiscal 1996. These businesses have annual sales of approximately $80,000,000.

        Clopay sells residential garage doors to a large number of retailers throughout North America, including home centers and building material cooperative buying groups. Significant customers include The Home Depot Inc., Menards, Inc., Lowe's Companies, Inc. and 84 Lumber. Residential and commercial garage doors and related products for professional installation are sold directly to a national network of installation specialists.

        Clopay distributes garage doors directly from its manufacturing facilities and through its network of 43 company-owned distribution centers throughout the United States and Canada. Under Clopay's "installed sales" program, consumers purchase garage doors through local retailers and Clopay manages the installation through professional installing dealers.

        Clopay continues to make substantial capital investments in its manufacturing facilities and believes that its automated continuous production plants enable it to produce garage doors cost effectively. Recent acquisitions have increased the number of manufacturing facilities in this segment. Consequently, the company is reviewing its manufacturing structure with a view towards consolidating operations and expects to complete the review and implement related decisions in fiscal 1998.

        Steel garage doors, including insulated doors, are fabricated from pre-painted, galvanized steel, specially selected for rust resistance and low maintenance. Wood garage doors are produced from kiln dried lumber and are constructed for ease of operation and durability. The steel and lumber used in the manufacturing operations are generally available from a variety of sources. All products are designed for safe operation and easy specification by architects and contractors.

        The garage door market is characterized by several large national manufacturers, including Clopay, and many smaller regional and local manufacturers. Industry consolidation has resulted from the acquisition by Clopay and others of numerous smaller regional and local manufacturers. Clopay believes this trend will continue, and anticipates making additional acquisitions as such opportunities may arise. In addition to price, Clopay believes that it competes favorably on the basis of diversity of product line, quality, service and merchandising capability.

SPECIALTY PLASTIC FILMS

        Clopay is a leading manufacturer of customized plastic film and laminates made from plastic resin and non-woven fabrics for use in consumer and health-care products. Clopay's strategy is to offer technologically advanced products for use in niche markets to major consumer and health-care product companies. Clopay believes that its research and development activities and capital investment in related equipment enable it to efficiently manufacture products in large volume and meet changing consumer needs. These factors, together with its technical expertise, allow Clopay to compete favorably in its markets. Clopay sells its products primarily throughout the United States and Europe with sales also in Canada, Latin America and the Pacific Rim. In 1996, Clopay formed a 60%-owned joint venture, headquartered in Germany, to develop and market laminates and films for use in the infant diaper, health-care and other markets in Europe, South Africa and the Middle East. During 1997, the joint venture constructed and began to operate a manufacturing facility in Germany, the cost of which was approximately $9,000,000. Capital expenditures of approximately $20 million for the joint venture are anticipated in 1998. This investment, which is expected to be financed primarily by joint venture borrowings, relates to an expansion of the European operations to meet anticipated demand under a multi-year contract entered into with the specialty plastic films segment's major customer.

        Clopay manufactures thin gauge embossed barrier and breathable films and laminates of plastic film and non-woven fabric to customer specifications for sale to consumer product and other companies. These products are used primarily as the backsheet in disposable diapers as well as the moisture barrier in adult incontinent products and sanitary napkins. These products are differentiated by strength, barrier and other properties. A substantial portion of the specialty plastic film sales over the last five years have been to The Procter & Gamble Company. The loss of this customer would have a material adverse effect on the Company's business.

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

        Clopay is engaged in several joint efforts with the research and development departments of its major specialty plastic film customers. Clopay employs chemists, scientists and engineers at a technical center to study polymers and manufacturing processes that will assist in the development of its specialty plastic film products. Clopay's research and development efforts have resulted in inventions covering embossing patterns, improved processing methods, product applications and other proprietary technology. Clopay's research and development costs for this business amounted to approximately $1,800,000, $1,800,000 and $2,000,000 in 1995, 1996 and 1997, respectively.

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

        Telephonics designs, manufactures and logistically supports maritime surveillance radars, air traffic management systems, advanced military communication systems, IFF equipment, transit communication systems, command and control systems, VLSI/LSI circuits, microwave landing systems and avionics for commercial airlines. A substantial portion of Telephonics' sales (approximately 50% for 1997) were to agencies of the U.S. Government or to prime contractors or subcontractors on government, military or aerospace programs. Telephonics' funded backlog at September 30, 1997 was approximately $182 million as compared to $78 million at September 30, 1996. The increased backlog is principally attributable to an order in excess of $114,000,000 to provide aircraft radio communications and related systems integration for an international customer. Approximately 36% of the September 30, 1997 backlog is expected to be shipped within twelve months.

        Some of the major programs in which Telephonics participates include the following:

Description of
   Program                                  Customer              Product                                  Purpose
   -------                                  --------              -------                                  -------

NIMROD 2000 (U.K. Royal                     British               Interior Communications                  Interior communications
Maritime Patrol Aircraft)                   Aerospace             and Systems Integration                  and radio systems

C-17 ( U.S. Air Force Cargo                 Boeing                Integrated Radio                         Centralized digitally
Transport)                                                        Management System                        controlled audio
                                                                                                           distribution system

                                                                  Wireless Intercomm System                Wireless communication
                                                                                                           system

LAMPS MARK III                              Lockheed              Multi-Mode Radar                         Upgraded avionics for
(U.S. Navy Antisubmarine/                   Martin                (MMR)                                    the LAMPS MARK III
Antisurface Helicopter)                                           Intercommunication                       Helicopter with
                                                                  and Radio Management                     maritime surveillance
                                                                  System                                   radar with identifi-
                                                                  Identification Friend                    cation friend or foe
                                                                  or Foe System (IFF)                      capability and inter-
                                                                                                           communication and
                                                                                                           radio management
                                                                                                           systems

Joint-STARS (U.S. Air Force                 Northrop-             Distributed Digital                      Manages all inter-
Airborne Surveillance System)               Grumman               Intercommunications and                  communication and
                                            Corporation           Radio Control System                     radio transmissions


Long Island Rail Road                       Kawasaki              Communications, Vehicle                  Car-borne
                                                                  Health Monitoring                        communications for
                                                                                                           rail cars

AWACS (U.S. Air Force Airborne              Boeing                IFF System                               Upgrade IFF equipment
Warning and Control System)                                                                                for AWACS aircraft

New York City Transit                       Bombardier            Communications, Vehicle                  Car-borne
System                                      & Kawasaki            Health Monitoring                        communications for
                                                                                                           rail cars

        Telephonics also designs and produces custom large-scale integrated circuits, which replace conventional circuits and components with a single microchip. Telephonics provides integrated circuits to manufacturers of complex control circuitry for telecommunications signal processing equipment, security systems, home appliances, automated hand tools, military airborne interior communication systems, and fast down windows, fuel monitoring and air bag sensors for automobiles. Telephonics also provides specialized design services which supplement customers' in-house capabilities.

        Telephonics' commercial projects include contracts with Kawasaki, Bombardier and other rail suppliers under which Telephonics produces communication equipment which provides passenger and crew interior communications among train cars, radio communications between the train and the central control facility, automated voice announcement, passenger information signage and vehicle performance monitoring systems.

         Telephonics is under contract with Boeing to produce passenger and cabin address intercom systems for the MD-80 and MD-95 aircraft. Headsets, microphones, earphones and cables manufactured by Telephonics are used in military and commercial aircraft and ground vehicles, especially in high noise environments.

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

        Telephonics' staff of approximately 300 engineers and marketing personnel, many of whom have technical backgrounds, advise government and commercial planning and design personnel in an attempt to include Telephonics' products in their programs.

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

        A major part of Telephonics' product development is performed under government contracts under which such costs are generally recoverable. Research and development costs not recoverable under contractual arrangements are charged to expense as incurred. These costs were approximately $1,600,000, $2,200,000 and $3,300,000 for 1995, 1996 and 1997, respectively.

EMPLOYEES

        The Company has approximately 5,000 employees located throughout the United States and in Europe and Canada at its various plants, warehouses and offices. Approximately 100 of its employees are covered by collective bargaining agreements, primarily with affiliates of the AFL-CIO. The Company believes its relationships with employees are satisfactory.

OFFICERS OF THE REGISTRANT

                            Served as         Positions and
    Name           Age    Officer Since          Offices
    ----           ---    -------------          -------
Harvey R. Blau      62        1983        Chairman of the Board
Robert Balemian     58        1976        President
Patrick L. Alesia   49        1979        Vice President and Treasurer
Edward I. Kramer    63        1997        Vice President, Administration
Susan E. Rowland    39        1983        Secretary

ITEM TWO - PROPERTIES

        The Company occupies approximately 3,300,000 square feet of general office, factory and warehouse space and showrooms throughout the United States and in Germany and Canada. The following table sets forth certain information as to each of the Company's major facilities:

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
Jericho, NY        Corporate Headquarters         Office            10,000      Leased

Farmingdale, NY    Electronic Information         Manufacturing    167,000      Owned
                    and Communication
                    Systems

Huntington, NY     Electronic Information         Manufacturing     89,000      Owned
                     and Communication
                     Systems

Cincinnati, OH     Building Products              Office            39,000      Leased
                   Specialty Plastic Films

Cincinnati, OH     Specialty Plastic Films        Research and      38,000      Leased
                   Building Products              Development

Aschersleben,      Specialty Plastic Films        Manufacturing     26,000      Owned
Germany

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

Baldwin, WI        Building Products              Manufacturing    216,000      Leased

Orlando, FL        Building Products              Manufacturing    196,000      Leased

Chandler, AZ       Building Products              Manufacturing     79,000      Leased

Nesbitt, MS        Building Products              Manufacturing     40,000      Owned

Auburn, WA         Building Products              Manufacturing    123,000      Leased

Tempe, AZ          Building Products              Manufacturing    145,000      Leased

Cerritos, CA       Building Products              Manufacturing     93,000      Leased

Commerce, CA       Building Products              Manufacturing     41,000      Leased


        The Company also leases space for the building products' distribution centers and installation services locations in numerous facilities throughout the United States which aggregate approximately 1,450,000 square feet.

        The Company has aggregate minimum annual rental commitments under real estate leases of approximately $10,000,000. The majority of the leases have escalation clauses related to increases in real property taxes on the leased property and some for cost of living adjustments. Certain of the leases have renewal and purchase options. All plants and equipment of the Company are believed to be in adequate condition and contain sufficient space for current needs. Recent acquisitions have increased the number of production facilities in the building products segment. Consequently, the company is reviewing its manufacturing structure with a view towards consolidating operations and expects to complete the review and implement related decisions in fiscal 1998.

ITEM THREE - LEGAL PROCEEDINGS

        A. Department of Environmental Conservation with Lightron Corporation. Lightron, a wholly-owned subsidiary of the Company, once conducted operations at a location in Peekskill in the Town of Cortland, New York owned by ISC Properties, Inc., a wholly-owned subsidiary of the Company (the "Peekskill Site"). ISC Properties, Inc. sold the Peekskill Site in November 1982.

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

        B. Linke Enterprises of Oregon, Inc. v. Champion Laboratories, Inc. and Instrument Systems Corporation. In September 1990, a private cost recovery action under federal and state environmental statutes was commenced in the United States District Court of the District of Oregon. Plaintiff sought to recover from the Company response costs in an amount exceeding $250,000 which the plaintiff allegedly had expended to investigate and remediate an existing environmental problem at the Site. The Site was previously leased by one of the Company's former subsidiaries, Sun Battery, Inc., for the period from 1966 to 1971. According to the terms of the settlement agreement which resolved the action, the Company was obligated to contribute to the plaintiff's remediation costs the sum of $97,992.87. Champion Laboratories, Inc. also was required to make a contribution to the plaintiff's remediation costs in the amount of $49,011.13. In consideration of these contributions, both the Company and Champion Laboratories, Inc. have been indemnified by the plaintiff against any further liability with regard to the environmental matter, except to the extent that either the EPA or the comparable state environmental agency initiates enforcement proceedings or prosecutes a claim for environmental damages.

        In June 1992, the Company was notified pursuant to the settlement agreement that the State of Oregon had renewed its investigation of the Site and that such investigation could lead to a final determination that further cleanup actions will be necessary.

        C. Atlantic Richfield Company (ARCO) v. Current Controls, et al. By way of background, the Atlantic Richfield Company ("ARCO") initially notified the Company in 1991 that based upon ARCO's investigation of the groundwater at the Sinclair Refinery Superfund Site in Wellsville, New York, a portion of which ("Operable Unit II") allegedly is owned currently by an indirect, wholly-owned subsidiary of the Company, ISC Development Corp., the shallow aquifer underlying the Site was found to be contaminated with various hazardous substances. It is ARCO's contention that manufacturing operations conducted at ISC Development Corp.'s premises (which were leased to a third party) may have contributed to this contamination, and that as an owner and/or operator, the Company would be jointly and severally liable as a responsible party for the costs of remediation under Section 107 of CERCLA.

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

                                     PART II


ITEM FIVE - MARKET FOR REGISTRANT'S COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS

        The company's Common Stock is listed for trading on the New York Stock Exchange. As of November 1, 1997 there were approximately 16,000 record holders. The following table shows for the periods indicated the quarterly range in the high and low sales prices for the company's Common Stock.

          FISCAL QUARTER ENDED      HIGH        LOW
          --------------------      ----        ---

          December 31, 1995        $ 9        $ 8
          March 31, 1996            10 1/8      8 3/4
          June 30, 1996              9 1/2      8 1/8
          September 30, 1996         9 7/8      7 1/4
          December 31, 1996         12 1/4      9 3/8
          March 31, 1997            14 5/8     11 7/8
          June 30, 1997             14 7/8     11 7/8
          September 30, 1997        16 1/4     14

ITEM SIX -  SELECTED FINANCIAL DATA

                                         YEARS ENDED SEPTEMBER 30,
                 ------------------------------------------------------------------------
                     1997           1996           1995           1994           1993
                     ----           ----           ----           ----           ----

Net sales        $770,227,000   $655,063,000   $506,116,000   $451,166,000   $401,757,000
                 ============   ============   ============   ============   ============

Income from
  continuing
  operations     $ 33,164,000   $ 28,067,000   $ 23,245,000   $ 29,394,000   $ 26,340,000
                 ============   ============   ============   ============   ============

  Per share      $       1.06   $        .88   $        .69   $        .79   $        .69
                 ============   ============   ============   ============  =============

Total assets     $384,759,000   $311,169,000   $285,616,000   $293,215,000   $270,270,000
                 ============   ============   ============   ============   ============

Long-term
  obligations    $ 53,854,000   $ 32,458,000   $ 16,074,000   $ 15,538,000   $ 26,147,000
                 ============   ============   ============   ============   ============


No dividends on Common Stock were declared or paid during the five years ended September 30, 1997.


ITEM SEVEN -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS


RESULTS OF OPERATIONS


FISCAL 1997 COMPARED TO FISCAL 1996

        Net sales for all business segments were $770.2 million, an increase of $115.2 million or 17.6% over 1996. Net sales of the building products segment increased by $74.4 million or 18.4% compared to 1996. Acquired companies accounted for $34.2 million of the sales increase. Higher unit sales of garage doors resulting from continued strong demand in the residential and related retail markets, along with sales increases in the installation services business stemming from geographic expansion and internal growth, aggregated $38.8 million of the increase. Net sales of the specialty plastic films segment increased by $36.3 million or 28.5%, principally because of increased unit sales from growth in new programs for its major customer for the infant diaper market. Net sales of the electronic information and communication systems segment increased by $4.4 million or 3.6% compared to last year, principally because of new program awards and increased funding levels on several programs in the segment's defense and international business.

        Operating income for all business segments was $61.0 million, an increase of $8.0 million over 1996. Operating income of the building products segment in 1997 increased by $7.7 million over 1996. Higher garage door unit sales, growth in the installation services business, earnings of acquired companies, operating efficiencies and lower raw material costs all contributed to the increase. Recent acquisitions have increased the number of production facilities in the building products segment. Consequently, the company is reviewing its manufacturing structure with a view towards consolidating operations and expects to complete the review and implement related decisions in fiscal 1998. Operating income of the specialty plastic films segment declined by $.5 million compared to last year. New product development and start-up costs, increased raw material costs and price competition in the commodity end of the segment's business were the principal reasons for the decrease. Operating income of the electronic information and communication systems segment increased by $.8 million due to the increased sales.

FISCAL 1996 COMPARED TO FISCAL 1995

        Net sales for all business segments were $655.1 million, an increase of $148.9 million or 29.4% over 1995. Net sales of the building products segment increased by $105.7 million or 35.3% compared to 1995. Acquired companies accounted for $80 million of the sales increase, higher unit sales of garage doors and internal growth in our installation services business accounted for $21 million, and selling price increases of $5 million accounted for the remainder. Net sales of the specialty plastic films segment increased by $16.2 million or 14.6% on higher unit sales principally attributable to sales of new products to its major customer for the infant diaper market. Gains were partially offset by net lower average selling prices ($5 million) driven by resin price reductions early in the year. Net sales of the electronic information and communication systems segment increased by $27.1 million or 28.2% compared to the prior year, principally because of new program awards in the segment's defense and international business.

        Operating income for all business segments was $53.0 million, an increase of $10.0 million over 1995. Operating income of the building products segment in 1996 increased by $8.2 million over 1995. The principal reasons for the increase were higher garage door unit sales, primarily in the second half of the year because of strengthening in the construction and related retail markets, internal growth in the installation services business and the earnings of acquired companies. The increases were partly offset by severe winter weather conditions and costs to phase out an unprofitable product line. Operating income of the specialty plastic films segment was approximately the same as in the prior year. The effect of higher sales was offset by development costs and manufacturing inefficiencies attributable to new programs and products start-up costs, and by unstable raw material costs. Operating income of the electronic information and communication systems segment increased by $1.8 million because of the increased sales.

        Net interest expense increased by $1.4 million compared to 1995 as a result of borrowings in the first half of the year in connection with acquisitions and a self-tender offer by the company for 2 million shares of its Common Stock.

LIQUIDITY AND CAPITAL RESOURCES

        Cash flow provided by operations for 1997 was $41.3 million, and working capital was $135.0 million at September 30, 1997.

        During 1997, approximately $41 million was used to acquire companies for the building products business. The acquisitions included a manufacturer and installer of residential garage doors and related hardware with annual sales of $80 million whose purchase price of approximately $35 million was financed by borrowings under an existing credit facility.

        Proceeds of approximately $10.5 million were received during 1997 from the sale and liquidation of the company's synthetic batting business and its specialty hardware business, which had been reflected as discontinued operations last year.

        In 1997 the company approved the redemption of its Second Preferred Stock, Series I at the redemption price of $10.00 plus accrued and unpaid dividends. Holders of 1,524,429 shares of Second Preferred Stock converted their shares into an equal number of shares of Common Stock, and 45,165 shares were redeemed for cash.

        In November 1996, the program to purchase the company's capital stock was increased from 1.5 million shares to 3 million shares. During the year, $4.2 million was used to acquire approximately 310,000 shares of capital stock. Since 1993, approximately 7.8 million shares of Common Stock have been purchased for $71.6 million under the company's stock repurchase program.

        The company rents various real property and equipment through noncancellable operating leases. Related future minimum lease payments due in 1998 aggregate $18 million and are expected to be funded through operating cash flows.

        In 1997 the company had fixed asset additions of $25.8 million, including construction and equipment costs of approximately $9 million for its specialty plastic films joint venture in Germany, and approximately $10 million to upgrade and enhance strategic business systems. Capital expenditures of approximately $20 million for the joint venture in Germany are anticipated in 1998. This investment, which is expected to be financed primarily by joint venture borrowings, relates to an expansion of the European operations to meet anticipated increased demand under a multi-year contract entered into with the specialty plastic films segment's major customer. There are no other significant commitments for future capital expenditures or investments, although it is likely that cash outflows for business acquisitions, capital expenditures and leases will continue.

        Anticipated cash flows from operations, together with existing cash and marketable securities, bank lines of credit and lease line availability, should be adequate to finance presently anticipated working capital and capital expenditure requirements and to repay long-term debt as it matures.

FORWARD-LOOKING STATEMENTS

        The statements contained in this annual report that are not historical facts are forward-looking statements subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied, including the effect of business and economic conditions; the impact of competitive products and pricing; capacity and supply constraints or difficulties; and other risks and uncertainties.

ITEM EIGHT -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements of the Company and its subsidiaries and the report thereon of Arthur Andersen LLP, dated November 5, 1997 are included herein:

        -      Report of Independent Public Accountants.

        -      Consolidated Balance Sheets at September 30, 1997 and 1996.

        - Consolidated Statements of Income, Cash Flows and Shareholders' Equity for the years ended September 30, 1997, 1996, 1995.

        -      Notes to Consolidated Financial Statements.

                             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Griffon Corporation:

We have audited the accompanying consolidated balance sheets of Griffon Corporation (a Delaware corporation) and subsidiaries as of September 30, 1997 and 1996 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Griffon Corporation and subsidiaries as of September 30, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.

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



                                                             ARTHUR ANDERSEN LLP





Roseland, New Jersey
November 5, 1997

                                        GRIFFON CORPORATION
                                    CONSOLIDATED BALANCE SHEETS

                                                                          SEPTEMBER 30,
  ASSETS                                                            1997                 1996
                                                                    ----                 ----
  Current Assets:
  Cash and cash equivalents                                    $ 15,414,000          $ 17,846,000
  Marketable securities (Note 1)                                  1,379,000             4,297,000
  Accounts receivable, less allowance
    for doubtful accounts of $6,627,000
    in 1997 and $4,519,000 in 1996
    (Note 1)                                                    105,050,000            87,113,000
  Contract costs and recognized income
    not yet billed (Note 1)                                      40,465,000            33,670,000
  Inventories (Note 1)                                           88,123,000            69,886,000
  Prepaid expenses and other current
    assets                                                       13,676,000            16,203,000
                                                               ------------          ------------
    Total current assets                                        264,107,000           229,015,000
                                                               ------------          ------------

  Property, Plant and Equipment, at
    cost, net of depreciation and
    amortization (Note 1)                                        77,080,000            55,706,000
                                                               ------------          ------------

  Other Assets:
  Costs in excess of fair value of
    net assets of businesses acquired,
    net (Note 1)                                                 35,948,000            22,834,000
  Other                                                           7,624,000             3,614,000
                                                               ------------          ------------
                                                                 43,572,000            26,448,000
                                                               ------------          ------------

                                                               $384,759,000          $311,169,000
                                                               ============          ============


  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities:
  Notes payable and current portion of
    long-term debt                                             $  5,229,000          $  5,553,000
  Accounts payable                                               50,634,000            42,131,000
  Accrued liabilities (Note 1)                                   65,760,000            52,270,000
  Federal income taxes (Note 1)                                   7,477,000             5,797,000
                                                               ------------          ------------
    Total current liabilities                                   129,100,000           105,751,000
                                                               ------------          ------------

  Long-Term Debt and Other Liabilities
    (Note 2)                                                     53,854,000            32,458,000
                                                               ------------          ------------

  Commitments and Contingencies
    (Note 4)

  Shareholders' Equity (Note 3):
    Preferred stock, par value $.25 per
      share, authorized 3,000,000 shares --
        Second Preferred Stock, Series I,
          authorized 1,950,000 shares,
          issued 1,618,844 shares in 1996                               ---               405,000
    Common stock, par value $.25 per share,
      authorized 85,000,000 shares, issued
      31,278,830 shares in 1997 and
      29,253,848 shares in 1996                                   7,820,000             7,313,000
    Capital in excess of par value                               34,564,000            32,764,000
    Retained earnings                                           168,664,000           135,508,000
                                                               ------------          ------------
                                                                211,048,000           175,990,000

    Less --
    Deferred compensation                                        (2,621,000)             (179,000)
    Treasury shares, at cost, 603,700
      common shares in 1997 and 334,896
      common shares in 1996                                      (6,622,000)           (2,851,000)
                                                               ------------          ------------
      Total shareholders' equity                                201,805,000           172,960,000
                                                               ------------          ------------

                                                               $384,759,000          $311,169,000
                                                               ============          ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               GRIFFON CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                              YEARS ENDED SEPTEMBER 30,
                                                                 1997                  1996                  1995
                                                                 ----                  ----                  ----

Net sales                                                    $770,227,000          $655,063,000          $506,116,000
Cost of sales                                                 571,132,000           489,460,000           368,794,000
                                                             ------------          ------------          ------------

                                                              199,095,000           165,603,000           137,322,000
Selling, general and administrative
  expenses                                                    144,663,000           118,085,000            98,684,000
                                                             ------------          ------------          ------------

                                                               54,432,000            47,518,000            38,638,000
                                                             ------------          ------------          ------------

Other income (expense):
  Interest expense                                             (3,475,000)           (3,409,000)           (2,162,000)
  Interest income                                               1,377,000             1,180,000             1,312,000
  Other, net                                                      699,000               668,000               258,000
                                                             ------------          ------------          ------------

                                                               (1,399,000)           (1,561,000)             (592,000)
                                                             ------------          ------------          ------------

Income from continuing operations
  before income taxes                                          53,033,000            45,957,000            38,046,000
                                                             ------------          ------------          ------------

Provision for income taxes (Note 1):
  State and foreign                                             3,102,000             2,663,000             2,366,000
  Federal                                                      16,767,000            15,227,000            12,435,000
                                                             ------------          ------------          ------------

                                                               19,869,000            17,890,000            14,801,000
                                                             ------------          ------------          ------------

Income from continuing operations                              33,164,000            28,067,000            23,245,000
                                                             ------------          ------------          ------------

Discontinued operations, net of income tax effect (Note 5):
  Operating income                                                    ---               256,000               562,000
  Provision for loss on disposal                                      ---            (5,500,000)                  ---
                                                             ------------          ------------          ------------
                                                                      ---            (5,244,000)              562,000
                                                             ------------          ------------          ------------

Net income                                                   $ 33,164,000          $ 22,823,000          $ 23,807,000
                                                             ============          ============          ============

Income per share of common stock (Note 1):
  Continuing operations                                      $       1.06          $        .88          $        .69
  Discontinued operations                                             ---                  (.16)                  .02
                                                             ------------          ------------          ------------

  Net income                                                 $       1.06          $        .72          $        .71
                                                             ============          ============          ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               GRIFFON CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           YEARS ENDED SEPTEMBER 30,
                                                                   1997               1996               1995
                                                                   ----               ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $ 33,164,000       $ 22,823,000       $ 23,807,000
                                                               ------------       ------------       ------------

  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization                                11,452,000         10,317,000          7,830,000
    Provision for losses on accounts
      receivable                                                  1,312,000          1,166,000            858,000
    Deferred income taxes                                         2,942,000         (2,557,000)         1,396,000
    (Income) loss from discontinued
      operations                                                        ---          8,244,000           (562,000)
    Change in assets and liabilities:
      Increase in accounts receivable
        and contract costs and recognized
        income not yet billed                                   (15,750,000)       (13,422,000)       (12,059,000)
      (Increase) decrease in inventories                            (21,000)         8,741,000         (6,431,000)
      (Increase) decrease in prepaid
        expenses and other assets                                (7,120,000)         1,050,000           (111,000)
      Increase (decrease) in accounts
        payable, accrued liabilities and
        Federal income taxes                                     12,975,000          1,400,000         (3,205,000)
      Other changes, net                                          2,321,000         (1,092,000)          (336,000)
                                                               ------------       ------------        -----------

    Total adjustments                                             8,111,000         13,847,000        (12,620,000)
                                                               ------------       ------------        -----------

        Net cash provided by operating
          activities                                             41,275,000         36,670,000         11,187,000
                                                               ------------       ------------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in marketable
   securities                                                     2,918,000          7,900,000         17,530,000
Acquisition of property, plant and
   equipment                                                    (25,793,000)        (9,359,000)        (7,313,000)
Proceeds from sales of discontinued
   operations                                                    10,518,000                ---                ---
Acquired businesses                                             (40,953,000)       (23,148,000)        (7,758,000)
(Increase) decrease in equipment lease
   deposits and other                                              (585,000)         2,180,000           (801,000)
                                                               ------------       ------------        -----------

          Net cash provided by (used in)
            investing activities                                (53,895,000)       (22,427,000)         1,658,000
                                                               ------------       ------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares                                      (4,223,000)       (21,727,000)       (28,233,000)
Proceeds from issuance of long-term
  debt                                                           41,183,000         34,000,000                ---
Payments of long-term debt                                      (24,004,000)       (16,537,000)        (9,528,000)
Increase (decrease) in short-term borrowings                     (3,968,000)        (1,500,000)         6,500,000
Other, net                                                        1,200,000           (289,000)          (587,000)
                                                               ------------       ------------        -----------

          Net cash provided by (used in)
            financing activities                                 10,188,000         (6,053,000)       (31,848,000)
                                                               ------------       ------------        -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                    (2,432,000)         8,190,000        (19,003,000)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                                        17,846,000          9,656,000         28,659,000
                                                               ------------       ------------        -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                       $ 15,414,000       $ 17,846,000        $ 9,656,000
                                                               ============       ============        ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               GRIFFON CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the Years Ended September 30, 1997, 1996 and 1995

                                         SECOND PREFERRED                                           CAPITAL IN
                                          STOCK, SERIES I                COMMON STOCK                EXCESS OF
                                       SHARES       PAR VALUE     SHARES          PAR VALUE          PAR VALUE
                                       ------       ---------     ------          ---------          ---------

Balances, September 30, 1994           1,677,129     $419,000     33,887,739     $8,472,000         $78,614,000

Amortization of deferred
  compensation                               ---          ---            ---            ---                 ---
Cash dividend on Second
  Preferred Stock, Series I
   (Note 3)                                  ---          ---            ---            ---                 ---
Purchase of treasury shares
  (Note 3)                                   ---          ---            ---            ---                 ---
Exercise of stock options
  (Note 3)                                   ---          ---        236,000         59,000             427,000
Retirement of treasury shares                ---          ---     (3,002,840)      (751,000)        (26,472,000)
Other                                     (7,592)      (2,000)       (39,400)       (10,000)           (420,000)
Net income                                   ---          ---            ---            ---                 ---
                                       ---------      -------     ----------     ----------         -----------

Balances, September 30, 1995           1,669,537      417,000     31,081,499      7,770,000          52,149,000

Amortization of deferred
  compensation                               ---          ---            ---            ---                 ---
Cash dividend on Second
  Preferred Stock, Series I
  (Note 3)                                   ---          ---            ---            ---                 ---
Purchase of treasury shares
  (Note 3)                                   ---          ---            ---            ---                 ---
Exercise of stock options
  (Note 3)                                   ---          ---        148,750         37,000             364,000
Retirement of treasury shares            (17,000)      (4,000)    (2,000,000)      (500,000)        (19,649,000)
Other                                    (33,693)      (8,000)        23,599          6,000            (100,000)
Net income                                   ---          ---            ---            ---                 ---
                                       ---------      -------     ----------     ----------         -----------

Balances, September 30, 1996           1,618,844      405,000     29,253,848      7,313,000          32,764,000

ESOP purchase of Common Stock
   (Note 3)                                  ---          ---            ---            ---                 ---
Amortization of deferred
  compensation                               ---          ---            ---            ---                 ---
Conversion of Second
  Preferred Stock, Series I
  (Note 3)                            (1,573,679)    (394,000)     1,573,679        394,000                 ---
Purchase of treasury shares
  (Note 3)                                   ---          ---            ---            ---                 ---
Exercise of stock options
  (Note 3)                                   ---          ---        443,627        111,000           2,094,000
Retirement of treasury shares            (45,165)     (11,000)           ---            ---            (441,000)
Other                                        ---          ---          7,676          2,000             147,000
Net income                                   ---          ---            ---            ---                 ---
                                       ---------     --------     ----------     ----------         -----------

Balances, September 30, 1997                 ---     $    ---     31,278,830     $7,820,000         $34,564,000
                                       =========     ========     ==========     ==========         ===========


                                           RETAINED         DEFERRED             TREASURY SHARES
                                           EARNINGS       COMPENSATION         SHARES          COST
                                           --------       ------------         ------          ----

Balances, September 30, 1994             $ 89,711,000      $  900,000          34,500    $  267,000

Amortization of deferred
  compensation                                    ---        (570,000)            ---           ---
Cash dividend on Second
  Preferred Stock, Series I
   (Note 3)                                  (417,000)            ---             ---           ---
Purchase of treasury shares
  (Note 3)                                        ---             ---       3,131,136    28,233,000
Exercise of stock options
  (Note 3)                                        ---             ---             ---           ---
Retirement of treasury shares                     ---             ---      (3,002,840)  (27,223,000)
Other                                             ---          94,000             ---           ---
Net income                                 23,807,000             ---             ---           ---
                                         ------------      ----------      ----------    ----------

Balances, September 30, 1995              113,101,000         424,000         162,796     1,277,000

Amortization of deferred
  compensation                                    ---        (345,000)            ---           ---
Cash dividend on Second
  Preferred Stock, Series I
  (Note 3)                                   (416,000)            ---             ---           ---
Purchase of treasury shares
  (Note 3)                                        ---             ---       2,189,100    21,727,000
Exercise of stock options
  (Note 3)                                        ---             ---             ---           ---
Retirement of treasury shares                     ---             ---      (2,017,000)  (20,153,000)
Other                                             ---         100,000             ---           ---
Net income                                 22,823,000             ---             ---           ---
                                         ------------      ----------      ----------    ----------

Balances, September 30, 1996              135,508,000         179,000         334,896     2,851,000

ESOP purchase of Common Stock
   (Note 3)                                       ---       3,000,000             ---           ---
Amortization of deferred
  compensation                                    ---        (658,000)            ---           ---
Conversion of Second
  Preferred Stock, Series I
  (Note 3)                                        ---             ---             ---           ---
Purchase of treasury shares
  (Note 3)                                        ---             ---         313,969     4,223,000
Exercise of stock options
  (Note 3)                                        ---             ---             ---           ---
Retirement of treasury shares                     ---             ---         (45,165)     (452,000)
Other                                          (8,000)        100,000             ---           ---
Net income                                 33,164,000             ---             ---           ---
                                         ------------      ----------       ---------    ----------

Balances, September 30, 1997             $168,664,000      $2,621,000         603,700    $6,622,000
                                         ============      ==========       =========    ==========


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

CASH FLOWS, INVESTMENTS AND CREDIT RISK

         Marketable securities consist primarily of U.S. government obligations and are carried at amortized cost which approximates market. The company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash payments for interest expense were $3,325,000, $3,372,000 and $2,132,000 in 1997, 1996 and 1995, respectively.

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

INVENTORIES

         Inventories, stated at the lower of cost (first-in, first-out or average) or market, include material, labor and manufacturing overhead costs and are comprised of the following:

                                              SEPTEMBER 30,
                                          1997             1996
                                      ------------     ------------
       Finished goods                 $ 43,722,000     $ 23,910,000
       Work in process                  21,228,000       22,706,000
       Raw materials and supplies       23,173,000       23,270,000
                                      ------------     ------------

                                      $ 88,123,000     $ 69,886,000
                                      ============     ============

PROPERTY, PLANT AND EQUIPMENT

         Depreciation of property, plant and equipment is provided primarily on a straight-line basis over the estimated useful lives of the assets.

         Leasehold improvements are amortized over the life of the lease or life of the improvement, whichever is shorter.

         Property, plant and equipment consists of the following:

                                              SEPTEMBER 30,
                                          1997            1996
                                      ------------    ------------
     Land, buildings and building
       improvements                   $ 28,568,000    $ 25,940,000
     Machinery and equipment            93,461,000      66,444,000
     Leasehold improvements              8,724,000       8,332,000
                                      ------------    ------------

                                       130,753,000     100,716,000
     Less--Accumulated
       depreciation and
       amortization                     53,673,000      45,010,000
                                      ------------    ------------

                                      $ 77,080,000    $ 55,706,000
                                      ============    ============

ACQUISITIONS AND COSTS IN EXCESS OF FAIR VALUE OF NET ASSETS OF BUSINESSES ACQUIRED ("GOODWILL")

         In July 1997 the company acquired Holmes-Hally Industries, a manufacturer and installer of residential garage doors and related hardware with annual sales of approximately $80,000,000. The purchase price of approximately $35,000,000 was financed through borrowings under existing lines of credit. Also acquired during 1997 in cash transactions were several other companies involved in the installation of building products.

         In October 1995 the company acquired a manufacturer of heavy rolling doors, sectional garage doors, grilles and other door products for commercial, industrial and residential applications. Also acquired was a company involved in the installation of building products. These businesses were acquired for approximately $22,000,000 and have annual sales of approximately $80,000,000.

         The above acquisitions have been accounted for as purchases and resulted in an increase in goodwill of $14,158,000 in 1997 and $2,310,000 in 1996. Goodwill is being amortized on a straight-line basis over a period of forty years. At September 30, 1997 and 1996, accumulated amortization of goodwill was $6,032,000 and $4,988,000, respectively. The operating results of acquired businesses have been included in the consolidated statements of income since the dates of acquisition.

INCOME TAXES

         The provision for income taxes included in continuing operations is comprised of the following:

                          1997            1996            1995
                      -----------     -----------     -----------

     Current          $16,927,000     $17,447,000     $13,375,000
     Deferred           2,942,000         443,000       1,426,000
                      -----------     -----------     -----------

                      $19,869,000     $17,890,000     $14,801,000
                      ===========     ===========     ===========

         The deferred taxes result primarily from differences in the reporting of depreciation, the allowance for doubtful accounts and other nondeductible accruals.

         Cash payments for income taxes were $15,328,000, $16,525,000 and $19,882,000 in 1997, 1996 and 1995, respectively.

         The following table indicates the significant elements contributing to the difference between the U.S. Federal statutory tax rate and the company's effective tax rate:

                                       1997      1996      1995
                                       ----      ----      ----
          U.S. Federal statutory
            tax rate                   35.0%     35.0%     35.0%
          State and foreign
            income taxes                3.8       3.8       4.0
          Other                        (1.3)       .1       (.1)
                                       ----      ----      ----

          Effective tax rate           37.5%     38.9%     38.9%
                                       ====      ====      ====

RESEARCH AND DEVELOPMENT COSTS

         Research and development costs not recoverable under contractual arrangements are charged to expense as incurred. Approximately $7,700,000, $5,500,000 and $4,400,000 in 1997, 1996 and 1995, respectively, was incurred on such research and development.

ACCRUED LIABILITIES

         At September 30, 1997 and 1996, accrued liabilities included $17,845,000 and $15,483,000, respectively, for payroll and other employee benefits.

INCOME PER SHARE OF COMMON STOCK

         Income per share is calculated using the weighted average number of shares of Common Stock outstanding during each period, adjusted to reflect the dilutive effect of shares issuable for common stock equivalents. Shares used in computing income per share were 31,231,000 in 1997, 31,915,000 in 1996 and 33,629,000 in 1995.

          Statement of Financial Accounting Standards No. 128, "Earnings per Share", which becomes effective for the fiscal year beginning October 1, 1997, establishes new standards for computing and presenting earnings per share (EPS). The new standard requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities. Previously reported EPS amounts must be restated under the new standard when it becomes effective.

         For the years ended September 30, 1997, 1996 and 1995, EPS under the new standard would have been:

                                     1997         1996         1995
                                    -----         ----         ----
Basic:
Income from continuing
   operations                       $1.12         $.93         $.73
Discontinued operations               --          (.18)         .02
                                    -----         ----         ----

   Net income                       $1.12         $.75         $.75
                                    =====         ====         ====

Diluted:
Income from continuing
   operations                       $1.06         $.88         $.69
Discontinued operations               --          (.16)         .02
                                    -----         ----         ----

   Net income                       $1.06         $.72         $.71
                                    =====         ====         ====

2. LONG-TERM DEBT:

       The company has a loan agreement with two banks. The agreement, as amended, provides for up to $80,000,000 of revolving credit through 2000, after which outstanding borrowings may be converted into a five-year term loan. Borrowings bear interest at rates (7.1% as of September 30, 1997) based upon LIBOR or at the prime rate and are secured by the capital stock of certain of the company's subsidiaries. This credit agreement was utilized to finance acquisitions (see Note 1) and to finance the purchases of the company's Common Stock ( see Note 3). As of September 30, 1997, $30,000,000 was outstanding under this agreement.

       The balance of the company's long-term debt outstanding at September 30, 1997 relates primarily to real estate mortgages, with interest rates ranging from 8.5% to 8.9% and maturities through 2006.

       The following are the maturities of long-term debt outstanding at September 30, 1997 for each of the succeeding five years:

                         1998           $3,251,000
                         1999            4,680,000
                         2000            2,655,000
                         2001            9,199,000
                         2002            7,073,000

3.  SHAREHOLDERS' EQUITY:

       During 1997 the company called for redemption its Second Preferred Stock at the redemption price of $10.00 per share plus accrued and unpaid dividends. Holders of 1,524,429 shares of Second Preferred Stock converted their shares into an equal number of shares of Common Stock, and 45,165 shares were redeemed for cash. In connection with its stock repurchase program, the company acquired 313,969 shares of Common Stock and Second Preferred Stock in 1997 for $4,223,000, 2,189,100 shares of Common Stock and Second Preferred Stock in 1996 for $21,727,000 and 3,131,136 shares of Common Stock in 1995 for $28,233,000.

       The company has an Employee Stock Ownership Plan ("ESOP") which covers most of the company's nonunion employees. During 1996 the outstanding balance under the ESOP's prior loan agreement was paid in full. In 1997 the ESOP borrowed $3,000,000 which was used to purchase equity securities of the company. The outstanding balance of the loan is guaranteed by the company and is reflected as a liability in the consolidated balance sheet with a like amount of deferred compensation recorded as a reduction of shareholders' equity.

       The company has stock option plans under which options for an aggregate of 4,500,000 shares of Common Stock may be granted. As of September 30, 1997 options for 769,500 shares remain available for future grants and 4,069,536 shares of Common Stock were reserved for issuance in connection with the option plans. The plans provide for the granting of options at an exercise price of not less than 100% of the fair market value per share at date of grant. Options generally expire ten years after date of grant and become exercisable in installments as determined by the Board of Directors. Transactions under the plans are as follows:

                                            NUMBER            WEIGHTED AVERAGE
                                           OF SHARES           EXERCISE PRICE
                                           ---------          ----------------
Outstanding at September 30,
  1994                                     1,842,000                $5.36
Granted                                      713,000                $8.32
Exercised                                   (236,000)               $2.00
Terminated                                   (22,250)               $7.56
                                           ---------

Outstanding at September 30,
  1995                                     2,296,750                $6.60
Granted                                      618,000                $8.84
Exercised                                   (148,750)               $2.70
Terminated                                   (22,000)               $8.13
                                           ---------

Outstanding at September 30,
  1996                                     2,744,000                $7.30
Granted                                      776,500               $13.44
Exercised                                   (217,214)               $7.36
Terminated                                    (3,250)               $8.04
                                           ---------

Outstanding at September 30,
  1997                                     3,300,036                $8.74
                                           =========

     At September 30, 1997 option groups outstanding and exercisable are as follows:

                                    Outstanding Options
                          --------------------------------------
                                          Weighted      Weighted
                                           Average       Average
      Range of            Number of       Remaining     Exercise
   Exercise Price          Options          Life          Price
   --------------         ---------       ---------     --------


     $13.50                764,500        9.4 years      $13.50
     $5.50 to $9.375     2,260,536        7.2              8.01
     $1.50                 275,000         .6              1.50


                             Exercisable Options
                          ------------------------
                                          Weighted
                                          Average
      Range of            Number of       Exercise
   Exercise Price          Options          Price
   --------------         ---------       --------

  $5.50 to $9.125         1,940,536        $7.88
  $1.50                     275,000         1.50


       Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", became effective for the fiscal year beginning October 1, 1996, and permits an entity to continue to account for employee stock-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees", or adopt a fair value based method of accounting for such compensation. The company has elected to continue to account for stock-based compensation under Opinion No. 25. Accordingly, no compensation expense has been recognized in connection with options granted. Had compensation expense for options granted subsequent to October 1, 1995 under the company's stock option plans been determined based on the fair value at the date of grant in accordance with Statement No. 123, the company's net income and net income per share would have been as follows:


                                       1997             1996
                                   -----------      -----------
Net income:
  As reported                      $33,164,000      $22,823,000
  Pro forma                         31,099,000       22,209,000

Net income per share:
  As reported                            $1.06             $.72
  Pro forma                               1.00              .70

       The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of options granted in fiscal 1997 and 1996 were $6.96 and $4.58, respectively, based upon the following weighted average assumptions: expected volatility (.372 in 1997 and .397 in 1996), risk-free interest rate (6.40% in 1997 and 5.57% in
1996), expected life (7 years in 1997 and 1996), and expected dividend yield (0% in 1997 and 1996).

       Because the amounts reported above only reflect pro forma compensation expense for options granted subsequent to October 1, 1995, they are not necessarily representative of the effect on pro forma operating results determined under Statement No. 123.

       The company has an Outside Director Stock Award Plan (the "Outside Director Plan"), which was approved by the shareholders in 1994, under which 300,000 shares may be issued to non-employee directors. Annually, each eligible director is awarded shares of the company's Common Stock having a value of $10,000 which vests over a three-year period. For shares issued under the Outside Director Plan, the fair market value of the shares at the date of issuance will be amortized to compensation expense over the vesting period. The related deferred compensation has been reflected as a reduction of shareholders' equity. In 1997, 1996 and 1995, 7,690, 10,740 and 11,630 shares, respectively, were issued and 259,170 shares are reserved for future issuance under the Outside Director Plan.

       The company has a shareholder rights plan which provides for one right to be attached to each share of Common Stock. The rights are currently not exercisable or transferable apart from the Common Stock, and have no voting power. Under certain circumstances, each right entitles the holder to purchase, for $34, one one-thousandth of a share of a new series of participating preferred stock, which is substantially equivalent to one share of Common Stock. These rights would become exercisable if a person or group acquires 10% or more of the company's Common Stock or announces a tender offer which would increase the person's or group's beneficial ownership to 10% or more of the company's Common Stock, subject to certain exceptions. After a person or group acquires 10% or more of the company's Common Stock, each right (other than those held by the acquiring party) will entitle the holder to purchase Common Stock having a market price of two times the exercise price. If the company is acquired in a merger or other business combination, each exercisable right entitles the holder to purchase common stock of the acquiring company or an affiliate having a market price of two times the exercise price of the right. In certain events the Board of Directors may exchange each right (other than those held by an acquiring party) for one share of the company's Common Stock or one one-thousandth of a share of a new series of participating preferred stock. The rights expire on May 9, 2006, and can be redeemed at $.01 per right at any time prior to becoming exercisable.

4.  COMMITMENTS AND CONTINGENCIES:

       The company and its subsidiaries rent real property and equipment under operating leases expiring at various dates. Most of the real property leases have escalation clauses related to increases in real property taxes.

       Future minimum payments under noncancellable operating leases consisted of the following at September 30, 1997:

               1998                      $18,300,000
               1999                       13,200,000
               2000                        8,700,000
               2001                        5,400,000
               2002                        2,600,000
               Later years                 3,700,000

       Rent expense for all operating leases, net of subleases, totalled approximately $19,800,000, $19,000,000 and $18,100,000 in 1997, 1996 and 1995,
respectively.

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

       Two officers of the company have employment agreements, as amended, for a term ending in 2000. The agreements provide for salary and, under certain conditions, incentive bonuses. The agreements also provide that in the event there is a change in the control of the company, as defined therein, the officers have the option to terminate the agreements and receive a lump sum payment based upon the compensation payable over the balance of the agreements. As of September 30, 1997, the amount payable in the event of such termination would be approximately $22,000,000.

5.  DISCONTINUED OPERATIONS:

       In November 1996, the company announced the sale of its synthetic batting business and the decision to sell its specialty hardware business. Accordingly, in fiscal 1996, the company provided for a loss on disposal of $5,500,000 (net of income tax effect of $3,000,000) and reclassified the financial statements to reflect the operating results of these businesses as discontinued operations. During 1997 proceeds of approximately $10,518,000 were received from the sale and liquidation of these businesses.

6.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

       Quarterly results of operations for the years ended September 30, 1997 and 1996 are as follows:

                                                  QUARTERS ENDED
                            ----------------------------------------------------------
                            SEPTEMBER 30,     JUNE 30,       MARCH 31,    DECEMBER 31,
                                1997            1997           1997           1996
                            ------------     -----------   ------------   ------------
Net sales                   $234,556,000    $193,120,000   $160,807,000   $181,744,000
Gross profit                  62,015,000      50,810,000     40,287,000     45,983,000
Net income                    12,379,000       8,882,000      4,383,000      7,520,000
Income per share of
  common stock                      $.40            $.29           $.14           $.24


                                                  QUARTERS ENDED
                            ----------------------------------------------------------
                            SEPTEMBER 30,     JUNE 30,       MARCH 31,    DECEMBER 31,
                                1996            1996           1996           1995
                            ------------     -----------   ------------   ------------
Net sales                   $193,734,000    $168,857,000   $139,109,000   $153,363,000
Gross profit                  49,491,000      43,929,000     33,779,000     38,404,000
Income from continuing
  operations                  10,581,000       7,860,000      3,794,000      5,832,000
Discontinued operations       (5,490,000)        143,000         72,000         31,000
Net income                     5,091,000       8,003,000      3,866,000      5,863,000
Income per share of
  common stock:
  Continuing operations     $        .34    $        .25   $        .12   $        .18
  Discontinued operations           (.18)            .01            ---            ---
                            ------------     -----------   ------------   ------------
                            $        .16    $        .26   $        .12   $        .18
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

          Information on the company's business segments is as follows:

                                                                  SEPTEMBER 30,
                                                1997                  1996                  1995
                                            ------------          ------------          ------------
Net sales --
Building products                           $479,211,000          $404,781,000          $299,090,000
Electronic information and
  communication systems                      127,298,000           122,880,000            95,816,000
Specialty plastic films                      163,718,000           127,402,000           111,210,000
                                            ------------          ------------          ------------
                                            $770,227,000          $655,063,000          $506,116,000
                                            ============          ============          ============


Operating income --
Building products                           $ 40,708,000          $ 33,051,000          $ 24,866,000
Electronic information and
  communication systems                       11,785,000            10,959,000             9,145,000
Specialty plastic films                        8,541,000             9,035,000             9,006,000
                                            ------------          ------------          ------------
Total operating income                        61,034,000            53,045,000            43,017,000
General corporate expenses                    (5,903,000)           (4,859,000)           (4,121,000)
Interest expense, net                         (2,098,000)           (2,229,000)             (850,000)
                                            ------------          ------------          ------------
Income from continuing operations
  before income taxes                       $ 53,033,000          $ 45,957,000          $ 38,046,000
                                            ============          ============          ============

Identifiable assets --
Building products                           $201,365,000          $136,429,000          $100,502,000
Electronic information and
  communication systems                      104,059,000            97,781,000            99,138,000
Specialty plastic films                       63,686,000            47,370,000            40,003,000
Corporate                                     15,649,000            29,589,000            45,973,000
                                            ------------          ------------          ------------
                                            $384,759,000          $311,169,000          $285,616,000
                                            ============          ============          ============

Capital expenditures --
Building products                           $  8,709,000          $  3,962,000          $  3,952,000
Electronic information and
  communication systems                        3,817,000             2,082,000             2,320,000
Specialty plastic films                       13,247,000             3,160,000               929,000
Corporate                                         20,000               155,000               112,000
                                            ------------          ------------          ------------
                                            $ 25,793,000          $  9,359,000          $  7,313,000
                                            ============          ============          ============

Depreciation and amortization --
Building products                           $  5,986,000          $  4,964,000          $  2,616,000
Electronic information and
  communication systems                        2,222,000             2,402,000             2,533,000
Specialty plastic films                        2,680,000             2,461,000             2,273,000
Corporate                                        564,000               490,000               408,000
                                            ------------          ------------          ------------
                                            $ 11,452,000          $ 10,317,000          $  7,830,000
                                            ============          ============          ============

         Sales to the United States Government and its agencies, either as a prime contractor or subcontractor, aggregated approximately $65,000,000 for 1997, $69,000,000 for 1996 and $52,000,000 for 1995, all of which are included in the electronic information and communication systems segment. Sales to a customer of the specialty plastic films segment were approximately 11%, 7% and 6% of consolidated net sales in 1997, 1996 and 1995, respectively. In 1997 the company had export sales of approximately $90,000,000, principally to European markets. Sales between business segments are not material. In computing operating income, none of the following have been added or deducted -- general corporate expenses, net interest income or expense and income taxes. Assets by business segment are those identifiable assets that are used in the company's operations in each segment. Corporate assets are principally cash, marketable securities and assets of discontinued operations.


ITEM NINE - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

None.

                                    PART III


         The information required by Part III is incorporated by reference to the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in February, 1998, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended September 30, 1997. Information relating to the officers of the Registrant appears under Item 1 of this report.

                                     PART IV


ITEM FOURTEEN - EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                AND REPORTS ON FORM 8-K

         The following consolidated financial statements of Griffon Corporation and subsidiaries are included in Item 8:

                                                                       Page
                                                                       ----
(a) 1. Financial Statements

    Consolidated Balance Sheets at September 30,
         1997 and 1996...............................................  14

    Consolidated Statements of Income for the Years
         Ended September 30, 1997, 1996 and 1995.....................  15

    Consolidated Statements of Cash Flows for the
         Years Ended September 30, 1997, 1996 and 1995...............  16

    Consolidated Statements of Shareholders' Equity
         for the Years Ended September 30, 1997, 1996
         and 1995....................................................  17

    Notes to Consolidated Financial Statements.......................  18

                                                           Filed Herewith on
                                                            Page Number (1)
                                                            ---------------

(a) 2. Schedule

       II  Valuation and Qualifying Accounts..................    S-1


(1) Schedules other than those listed are omitted because they are not applicable or because the information required is included in the consolidated financial statements.


(b)  Reports on Form 8-K:

         Current report on Form 8-K dated July 1, 1997, containing Item 2, Acquisition or Disposition of Assets, in connection with the acquisition of Holmes-Hally Industries.


(c) Exhibits:

Exhibit No.

         3.1 Restated Certificate of Incorporation (Exhibit 3.1 of Annual Report on Form 10-K for the year ended September 30, 1995)

         3.2 By-laws as amended (Exhibit 3 of Current Report on Form 8-K dated November 8, 1994)

         4.1 Rights Agreement dated as of May 9, 1996 between Registrant and American Stock Transfer Company (Exhibit 1.1 of Current Report on Form 8-K dated May 9, 1996)

         4.2 Loan Agreement dated June 8, 1995 between the Registrant and lending institutions (Exhibit 4.2 of Annual Report on Form 10-K for the year ended September 30, 1995)

         4.3* Amendment effective as of October 31, 1997 to Loan Agreement dated June 8, 1995 between the Registrant and lending institutions

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

         10.4 1992 Non-Qualified Stock Option Plan (Exhibit 10.10 of Annual Report on Form 10-K for the year ended September 30, 1993)

         10.5 Non-Qualified Stock Option Plan (Exhibit 10.12 of Annual Report on Form 10-K for the year ended September 30, 1988)

         10.6 Form of Indemnification Agreement between the Registrant and its officers and directors (Exhibit 28 to Current Report on Form 8-K dated May 3, 1990)

         10.7 Outside Director Stock Award Plan (Exhibit 4 of Form S-8 Registration Statement No. 33-52319)

         10.8 1995 Stock Option Plan (Exhibit 4 of Form S-8 Registration Statement No. 33-57683)

         10.9 1997 Stock Option Plan (Exhibit 4.2 of Form S-8 Registration Statement No. 33-21503)

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

         The following undertakings are incorporated into the Company's Registration Statements on Form S-8 (Registration Nos. 33-39090, 33-62966, 33-52319, 33-57683 and 33-21503).

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

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of December, 1997.

                                               GRIFFON CORPORATION

                                               By: /s/ Harvey R. Blau
                                                   ----------------------
                                                   Harvey R. Blau
                                                   Chairman of the Board


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 8, 1997 by the following persons in the capacities indicated:

/s/ Harvey R. Blau                Chairman of the Board
--------------------------        (Principal Executive Officer)
Harvey R. Blau

/s/ Robert Balemian               President and Director
--------------------------        (Principal Operating and Financial Officer)
Robert Balemian

/s/ Patrick L. Alesia             Vice President and Treasurer
--------------------------        (Chief Accounting Officer)
Patrick L. Alesia

/s/ Henry A. Alpert               Director
--------------------------
Henry A. Alpert

/s/ Bertrand M. Bell              Director
--------------------------
Bertrand M. Bell

/s/ Robert Bradley                Director
--------------------------
Robert Bradley

/s/ Abraham M. Buchman            Director
--------------------------
Abraham M. Buchman

/s/ Clarence A. Hill, Jr.         Director
--------------------------
Clarence A. Hill, Jr.

/s/ Ronald J. Kramer              Director
--------------------------
Ronald J. Kramer

/s/ James W. Stansberry           Director
--------------------------
James W. Stansberry

/s/ Martin S. Sussman             Director
--------------------------
Martin S. Sussman

/s/ William H. Waldorf            Director
--------------------------
William H. Waldorf

/s/ Lester L. Wolff               Director
--------------------------
Lester L. Wolff

                                                                     SCHEDULE II

                      GRIFFON CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995



                                                                Additions                    Deductions
                                                        -----------------------      ------------------------
                                           Balance at   Charged to   Charged to       Accounts                    Balance at
                                           Beginning    Profit and     Other          Written                        End
Description                                of Period       Loss       Accounts          Off          Other        of Period
-----------                                ----------   ----------  -----------      ----------    ----------     ----------

FOR THE YEAR ENDED SEPTEMBER 30, 1997:
  Allowance for doubtful accounts          $4,519,000   $1,312,000   $1,719,000 (1)  $  923,000    $     ---      $6,627,000
                                           ==========   ==========   ==========      ==========    ==========     ==========

FOR THE YEAR ENDED SEPTEMBER 30, 1996:
  Allowance for doubtful accounts          $3,727,000   $1,166,000   $2,530,000 (1)  $2,213,000    $  691,000 (2) $4,519,000
                                           ==========   ==========   ==========      ==========    ==========     ==========

FOR THE YEAR ENDED SEPTEMBER 30, 1995:
  Allowance for doubtful accounts          $3,659,000   $  858,000   $  311,000 (1)  $1,101,000    $     ---      $3,727,000
                                           ==========   ==========   ==========      ==========    ==========     ==========




(1)  Principally related to acquired businesses.
(2)  Represents reclassification of amounts related to discontinued operations.

                                 AMENDMENT NO. 2
                                       TO
                                 LOAN AGREEMENT


                  THIS AMENDMENT, executed November 19, 1997 effective as of October 31, 1997 ("AMENDMENT NO. 2"), is by and among GRIFFON CORPORATION (the "BORROWER"), Delaware corporation, FLEET BANK, N.A. (formerly NatWest Bank N.A.) individually and as collateral agent for the Banks (in its capacity as Collateral Agent, together with its successors in such capacity, the "COLLATERAL AGENT"), and THE CHASE MANHATTAN BANK.

                              W I T N E S S E T H:

                  WHEREAS, the Borrower, the Banks and the Collateral Agent, are parties to a Loan Agreement dated June 8, 1995 (as heretofore amended, as amended hereby and as it may from time to time hereafter be amended, the "LOAN AGREEMENT");

                  WHEREAS, the Borrower, the Banks and the Collateral Agent desire to amend the Loan Agreement to (a) increase the Commitments to an aggregate of Eighty Million Dollars ($80,000,000), (b) extend the Commitment Termination Date of the revolving facility until May 31, 2000, (c) extend the Termination Date of the optional term loan until May 31, 2005, (d) reduce the interest rates applicable to the Loans and (e) provide for certain other changes therein; and

                  WHEREAS, capitalized terms used and not defined herein shall have the meanings specified in the Loan Agreement.

                  NOW, THEREFORE, in consideration of the premises, the Borrower, the Banks and the Collateral Agent agree as follows:

ARTICLE I.        AMENDMENTS TO LOAN AGREEMENT.

                  This Amendment No. 2 to Loan Agreement shall be deemed to be an amendment to the Loan Agreement, and shall not be construed in any way as a replacement therefor. All of the terms and provisions of this Amendment No. 2, including, without limitation, the representations and warranties set forth herein, are hereby incorporated by reference into the Loan Agreement as if such terms and provisions were set forth in full therein. The Loan Agreement is hereby amended, effective as of October 31, 1997 but only upon the satisfaction of the conditions precedent set forth in Article VI hereof, in the following respects:

         1.1 The preamble to the Loan Agreement is amended to replace the words "Sixty Million Dollars ($60,000,000)", with the words "Eighty Million Dollars ($80,000,000)".

         1.2 Article I, "DEFINITIONS" is amended to restate the following definitions in their respective entirety as follows:

                  "CHEMICAL" means The Chase Manhattan Bank in its capacity as Bank hereunder.

                  "COMMITMENT TERMINATION DATE" means May 31, 2000.

                  "TERMINATION DATE" means May 31, 2005.

                  "NATWEST" means Fleet Bank, N.A. in its capacity as a Bank hereunder.

         1.3 The definition of "APPLICABLE MARGIN" is amended to insert a new second sentence therein (immediately before the words "The determination") to read as follows:

                           Notwithstanding the preceding sentence, for the
                  period commencing January 15, 1998 and thereafter, "APPLICABLE MARGIN" means, as at any date of determination thereof, (i) if the Funded Debt to Cash Flow Ratio is less than 1.00 to 1.00, then with respect to any Prime Rate Loans, 0%, and with respect to any Eurodollar Loans, 0.375%; (ii) if the Funded Debt to Cash Flow Ratio is less than 1.50 to 1.00 but equal to or greater than 1.00 to 1.00, then with respect to any Prime Rate Loans, 0%, and with respect to any Eurodollar Loans, 0.625%; (iii) if the Funded Debt to Cash Flow Ratio is less than 2.50 to 1.00 but equal to or greater than 1.50 to 1.00, then with respect to any Prime Rate Loans, 0%, and with respect to any Eurodollar Loans, 1.00%; (iv) if the Funded Debt to Cash Flow Ratio is less than 3.50 to 1.00 but equal to or greater than 2.50 to 1.00, then with respect to any Prime Rate Loans, 0%, and with respect to any Eurodollar Loans, 1.50%; and (v) if the Funded Debt to Cash Flow Ratio is equal to or greater than 3.50 to 1.00, then with respect to any Prime Rate Loans,

                  0.25%, and with respect to any Eurodollar Loans, 1.75%.

         1.4 Clause (i) of the first proviso of the definition of "PERMITTED ACQUISITION", is amended to read, in its entirety, as follows:

                           (i) the aggregate Permitted Acquisition Purchase
                  Price of all such Permitted Acquisitions during the term of this Agreement from and after October 1, 1997 does not exceed
                  (a) Two Hundred Million Dollars ($200,000,000) in the aggregate, and (b) after excluding the value of any capital stock issued by the Borrower in connection with any Permitted Acquisition, One Hundred Million Dollars ($100,000,000) in the aggregate,


         1.5 Subsection (c) of the definition of "PERMITTED ACQUISITION" is amended to change the period at the conclusion thereof to a semi-colon and to insert immediately thereafter the following:

                  provided, however, that so long as (i) Clopay remains a wholly-owned direct subsidiary of the Borrower and all of the issued and outstanding capital stock of Clopay remains subject to a first priority security interest in favor of the Collateral Agent, Clopay shall not be obligated to pledge, or cause the pledge of, the capital stock of any of its direct or indirect wholly-owned subsidiaries; and (ii) Telephonic remains a wholly-owned direct subsidiary of the Borrower and all of the issued and outstanding capital stock of Telephonics remains subject to a first priority security interest in favor of the Collateral Agent, Telephonics shall not be obligated to pledge, or cause the pledge of, the capital stock of any of its direct or indirect wholly-owned subsidiaries.

         1.6 Subsection 2.5(a), "REPAYMENT OF PRINCIPAL OF LOANS", is amended to change the reference to "September 1, 1998" to read "September 1, 2000".

         1.7 Section 2.23, "Security", is amended to restate subsections (B) and
(C) thereof to read in their entireties as follows:

                  (B) Grant to the Collateral Agent for the ratable benefit of the Banks a first Lien on, and pledge to the Collateral Agent for the ratable benefit of the Banks, all of the issued and outstanding shares of the capital stock of Clopay at such time as is required by Section 6.13 hereof by the execution and delivery to the Collateral Agent of an amendment to the Pledge Agreement, in form and substance satisfactory to the Banks;

                  (C) Grant, or cause each of its Subsidiaries to grant, to the Collateral Agent for the ratable benefit of the Banks, all of the issued and outstanding shares of the capital stock of any Eligible Business acquired after the date hereof in a Permitted Acquisition, provided that the foregoing terms of this subsection (C) in respect of Subsidiaries of Clopay and of Telephonics shall be subject to the terms of the proviso at the conclusion of subsection (c) of the definition of "Permitted Acquisition";

         1.8 Section 3.5, "PROPERTIES, PRIORITY OF LIENS", is amended to delete the words "that is executing a Security Document".

         1.9 Section 6.9, "FINANCIAL COVENANTS", is amended (a) to amend and restate subsection (b) to read in its entirety as follows:
                           (b) Tangible Net Worth not less than $108,000,000.

and (b) to replace the amount "4.00" appearing in subsection (c) thereof with the amount "5.50", and (c) to restate subsection (d) thereof to read, in its entirety, as follows:

                           (d) The ratio of (i) Unsubordinated Liabilities of
                  the Borrower and its Subsidiaries to (ii) the sum of Tangible Net Worth plus Subordinated Debt of the Borrower and its Subsidiaries at not more than, during the period (A) June 8, 1995, to December 30, 1998, 2.15 to 1.00, (B) December 31,
                  1998 to December 30, 1999, 1.75 to 1.00, and (C) December 31,
                  1999, and thereafter, 1.50 to 1.00.

         1.10 Subsection 7.2(f), "LIENS", is amended for purposes of clarification to insert immediately before the words "provided that" the following:

                  which Liens are of the type otherwise permitted under subsections 7.2(a), (c), (d) and (e) hereof.

         1.11 The signature pages to the Loan Agreement executed by the Banks are deemed modified to read as set forth on the signature pages annexed hereto as Schedule 1.


ARTICLE II.  INCREASES IN COMMITMENTS.

                  2.1 As of the Effective Date (as hereinafter defined), but effective as of October 31, 1997 the Commitment of each of the Banks shall be increased from the amounts set forth, with respect to each Bank, on the signature pages of the Loan Agreement to the respective amounts set forth opposite the name of each of the Banks on Schedule 1 annexed hereto.

                  2.2 In order to evidence the Loans made by each of the Banks under the Commitments as amended hereby, the Borrower shall execute and deliver to each of the Banks a new note substantially in the form attached to the Loan Agreement as Exhibit A-1 or A-2, as applicable, reflecting the Commitment of each Bank respectively as amended hereby, dated October 31, 1997 and otherwise duly completed (collectively, the above-described promissory notes are referred to as the "SUBSTITUTE NOTES"). Upon execution and delivery by the Borrower of the Substitute Notes, the Banks shall cause each of the Notes being replaced by a Substitute Note to be marked "Replaced by New Note", and returned to the Borrower.

ARTICLE III.  AMENDMENTS TO PLEDGE AGREEMENT.

                  3.1 The Pledge Agreement executed by the Borrower is amended by amending and restating Schedule A annexed thereto to read in its entirety as set forth on Schedule 2 annexed hereto.

ARTICLE IV.  REPRESENTATION AND WARRANTIES.

                  The Borrower represents and warrants as follows:

                  4.1 The Borrower and each Subsidiary is duly organized and validly existing under the laws of its state of organization and has the power to own its assets and to transact the business in which it is presently engaged and in which it proposes to be engaged.

                  4.2 The Borrower and each Subsidiary is in good standing in its state of incorporation and in each state in which it is qualified to do business. There are no jurisdictions in which the character of the properties owned by the Borrower and or Subsidiary or in which the transaction of the business of the Borrower or any Subsidiary as now conducted requires or will require the Borrower or any Subsidiary to qualify to do business, except jurisdictions in which the failure to so qualify would not have a material adverse effect on the collateral or on the business, operations, financial condition, or properties of the Borrower or any Subsidiary on a consolidated basis.

                  4.3 The Borrower and each Loan Party has the power to execute and deliver this Amendment No. 2 and the Substitute Notes and any other Loan Documents executed or delivered in connection herewith or therewith and to perform the Loan Agreement, as amended hereby, the Substitute Notes and any other Loan Documents executed or delivered in connection herewith or therewith, and the Borrower and each other Loan Party has taken all necessary action, corporate or otherwise, to authorize the execution and delivery of this Amendment No. 2 and the Substitute Notes and the performance of the Loan Agreement, as amended hereby, the Substitute Notes and any other Loan Documents executed or delivered in connection herewith or therewith. No consent or approval of any Person (including, without limitation, any stockholder of the Borrower or any other Loan Party), no consent or approval of any landlord or mortgagee, no waiver of any Lien or right of distraint or other similar right and no consent, license, approval, authorization or declaration of any governmental authority, bureau or agency, is or will be required in connection with the execution or delivery by the Borrower or any other Loan Party of this Amendment No. 2 or the Substitute Notes or any other Loan Document or the performance by the Borrower or any other Loan Party, or the validity, enforcement or priority, of the Loan Agreement as amended hereby or the Substitute Notes or any other Loan Document.

                  4.4 The execution and delivery by the Borrower and each other Loan Party of this Amendment No. 2, the Substitute Notes and any other Loan Documents in connection herewith or therewith, as applicable, and performance by it hereunder and thereunder does not and will not violate any provision of law, and does not and will not conflict with or result in a breach of any order, writ, injunction, ordinance, resolution, decree, or other similar document or instrument of any court or governmental authority, bureau or agency, domestic or foreign, or any certificate of incorporation or by-laws of the Borrower or any Subsidiary or create (with or without the giving of notice or lapse of time, or both) a default under or breach of any agreement, instrument, documents, bond, note or indenture to which the Borrower or any Subsidiary is a party, or by which it is bound or any of its properties or assets is affected, or result in the imposition of any Lien of any nature whatsoever upon any of the properties or assets owned by or used in connection with the business of the Borrower or any other Loan Party, except for the Liens created and granted pursuant to the Security Documents or otherwise permitted under the Loan Agreement.

                  4.5 This Amendment No. 2, the Substitute Notes, the Loan Agreement as amended hereby and each other Loan Document executed or delivered in connection herewith or therewith have been duly executed and delivered by the Borrower and each other Loan Party executing any Loan Document and each constitutes the valid and legally binding obligation of the Borrower and each such other Loan Party, enforceable in accordance with its terms, except that the remedy of specific performance and other equitable remedies are subject to judicial discretion and except as such enforcement may be limited by applicable bankruptcy, insolvency, reorganization, moratorium, or other similar laws, now or hereafter in effect, relating to or affecting the enforcement of creditors' rights generally.

                  4.6 The Liens granted pursuant to the Security Documents continue to constitute first priority perfected Liens and secure, without limitation, the Obligations under the Loan Agreement as amended by this Amendment No. 2 and under the Substitute Notes whether or not so stated in the Security Documents. The term "Obligations" as used in the Security Documents (or any other term used therein to refer to the Indebtedness, liabilities and obligations of the Borrower to the Banks) includes, without limitation, Indebtedness, liabilities and obligations to the Banks and the Collateral under the Loan Agreement as amended by this Amendment No. 2.

ARTICLE V.        ACKNOWLEDGMENTS AND CONFIRMATIONS.

                  5.1 The Borrower and each other Loan Party (if any) executing any Loan Document acknowledges and confirms to the Banks and the Collateral Agent that (a) the liens and security interests granted pursuant to the Loan Agreement and pursuant to the Loan Documents covering the grant of security interests (collectively, the "SECURITY DOCUMENTS") secure, without limitation, the Obligations of the Borrower to the Banks and the Collateral Agent under the Loan Agreement, as amended hereby, and under the Substitute Notes, whether or not so stated in such Security Documents, and (b) the term "OBLIGATIONS" as used in such Security Documents (or any other term used therein to describe or refer to the indebtedness, liabilities and obligations of the Borrower to Lenders and the Collateral Agent) includes, without limitation, the indebtedness, liabilities and obligations of Borrower under the Substitute Notes.

ARTICLE VI.  CONDITIONS PRECEDENT.

                  The effectiveness of this Amendment No. 2 shall be subject to the fulfillment by the Borrower, in a manner satisfactory to the Collateral Agent and the Banks, of all of the conditions precedent set forth in this
Article VI, and the date on which all such conditions shall have been fulfilled to the satisfaction of the Collateral Agent and the Banks, and this Amendment No. 2 shall have become effective, shall be herein called the "EFFECTIVE DATE":


                  6.1      The Borrower shall have:

                           (a)      executed and delivered to the Collateral
Agent this Amendment No. 2 and each Bank shall have executed and delivered this Amendment No. 2;

                           (b)      executed and delivered to each Bank its
Substitute Note;

                           (c)      delivered to the Collateral Agent the
certificate of incorporation of the Borrower certified by the Secretary of State of its state of incorporation;

                           (d)      delivered to the Collateral Agent the bylaws
of the Borrower certified by its secretary or assistant secretary;

                           (e)      paid to Fleet Bank, N.A. a fee equal to
Thirty-Six Thousand Dollars ($36,000.00) and paid to The Chase Manhattan Bank a fee of Twenty-Four Thousand Dollars ($24,000.00), which fees shall be deemed to be a "Fee" under the Loan Agreement for all purposes thereof and of the Security Documents;

                           (f) paid all fees and expenses of counsel to the
Collateral Agent incurred in connection herewith; and

                           (g) otherwise complied in all respects with the
terms hereof and of any other agreement, document, instrument or other writing to be delivered by the Borrower in connection herewith.



                  6.2      The Borrower shall have:

                           (a) complied in all respects with its obligations
under Section 5.11(2) of the Loan Agreement to the extent not theretofore complied with in respect of Permitted Acquisitions consummated after the date of the Loan Agreement;

                           (b) delivered to the Collateral Agent all of the
capital stock required to be pledged to the Collateral Agent pursuant to the terms of subsection (c) of the definition of "Permitted Acquisition", together with undated stock powers executed in blank and proxies relating thereto;

                           (c) delivered to the Banks the documents referred
to in subsection (c)(3) of the definition of "Permitted Acquisition", including, without limitation, certified certificates of incorporation, by-laws, good standing certificates, and if any such Subsidiary is pledging stock, a Pledge Agreement duly executed by each such Subsidiary, incumbency certificates, certified resolutions and lien searches in appropriate jurisdictions as determined by the Banks;

                           (d) delivered to the Collateral Agent undated
stock powers endorsed in blank and proxies in respect of the capital stock of Clopay pledged pursuant to the Pledge Agreement executed by the Borrower.


                  6.3 The Collateral Agent shall have received, on or before the Effective Date, the following, each in form and substance satisfactory to the Collateral Agent:

                           (a) a long-form good standing certificate as of
a date not more than twenty days prior to the date hereof with regard to the Borrower from the Secretary of State of Delaware;

                           (b) copies of the resolutions adopted by the
Borrower's Board of Directors, certified by an authorized officer thereof, authorizing the execution, delivery and performance by the Borrower of this Amendment No. 2 and the Substitute Notes; and

                           (c) a certificate of an authorized officer of the
Borrower, certifying the names and true signatures of the officer authorized to sign this Amendment No. 2 and the Substitute Notes and, together with evidence of the incumbency of such authorized officer; and

                           (d) an opinion of counsel to the Borrower and
its Subsidiaries, in form and substance satisfactory to the Banks.

                  6.4 (a) The representations and warranties contained herein and each other agreement, instrument, certificate or other writing delivered to the Collateral Agent or any Bank pursuant hereto or to the Loan Agreement shall be correct on and as of the Effective Date after giving effect to this Amendment No. 2 as though made on and as of the Effective Date (and as though all references to the Notes were to the Substitute Notes) except to the extent modified hereby, and (b) no Default or Event of Default shall have occurred and be continuing on the date hereof or on the Effective Date or would result from the taking effect of this Amendment No. 2;

and the Collateral Agent shall have received a Compliance Certificate dated the Effective Date certifying that the conditions set forth in this Article VI shall have been satisfied.


                  6.5 All legal matters incident to this Amendment No. 2 and the Loan Agreement shall be reasonably satisfactory to the Collateral Agent and counsel to the Collateral Agent.

ARTICLE VII.  MISCELLANEOUS.

                  7.1 The Loan Agreement and the other agreements to which the Borrower is a party delivered in connection herewith or with the Loan Agreement are, and shall continue to be, in full force and effect, and are hereby ratified and confirmed in all respects, except that on and after the Effective Date (a) all references in the Loan Agreement to "this Agreement", "hereto", "hereof", "hereunder" or words of like import referring to the Loan Agreement shall mean the Loan Agreement as amended hereby, (b) all references in the Loan Agreement, the Security Documents or any other agreement, instrument or document executed and delivered in connection therewith to (i) the "Loan Agreement", "thereto", "thereof", "thereunder" or words of like import referring to the Loan Agreement shall mean the Loan Agreement as amended hereby, and (ii) the "Loans" (or any other term or terms used in any of such documents to describe or refer to Loans made by the Banks to the Borrower under the Loan Agreement) shall be deemed to refer to Loans made by the Banks to the Borrower pursuant to the Loan Agreement as amended hereby; and (iii) the "Notes" (or any other term or terms used in any of such documents to describe or refer to the promissory notes made by the Borrower in favor of the Banks) shall be deemed to refer to the Substitute Notes.

                  7.2 The Loan Agreement, the Security Documents and all agreements, instruments and documents executed and delivered in connection with any of the foregoing shall each be deemed amended hereby to the extent necessary, if any, to give effect to the provisions of this Amendment No. 2. Except as so amended hereby, the Loan Agreement and the other Loan Documents shall remain in full force and effect in accordance with their respective terms. The execution and delivery of this Amendment No. 2 by the Borrower, each Bank and the Collateral Agent shall not waive or be deemed to waive any default which has occurred or which may be occurring in respect of the Loan Agreement. All of the terms and provisions of this Amendment No. 2 are hereby incorporated by reference into the Loan Agreement as if such terms and provisions were set forth in full therein.

                  7.3 This Amendment No. 2 may be executed in counterparts by the parties hereto, and each such counterpart shall be considered an original, and all such counterparts shall constitute one and the same instrument.

                  7.4 THIS AMENDMENT NO. 2 SHALL BE CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK (WITHOUT REGARD TO PRINCIPLES OF CONFLICTS OF LAWS), AND THE OBLIGATIONS, RIGHTS

AND REMEDIES OF THE PARTIES HEREUNDER SHALL BE DETERMINED IN ACCORDANCE WITH SUCH LAWS.

                  IN WITNESS WHEREOF, each of the parties hereto has caused this Amendment No. 2 to the Loan Agreement to be duly executed as of the date first above written.

                                        GRIFFON CORPORATION,
                                        as Borrower


                                        By Robert Balemian
                                           -------------------------------------
                                        Name: Robert Balemian
                                        Title: President


                                        FLEET BANK, N.A.
                                        (formerly NatWest Bank N.A.),
                                        as Collateral Agent and a Bank


                                        By Christopher Mendelsohn
                                           -------------------------------------
                                        Name: Christopher Mendelsohn
                                        Title: Vice President


                                        THE CHASE MANHATTAN BANK
                                        (formerly Chemical Bank),
                                        as a Bank


                                        By Barbara G. Bertschi
                                           -------------------------------------
                                        Name: Barbara G. Bertschi
                                        Title: Vice President

                                EXHIBIT INDEX

Exhibit No.

         3.1 Restated Certificate of Incorporation (Exhibit 3.1 of Annual Report on Form 10-K for the year ended September 30, 1995)

         3.2 By-laws as amended (Exhibit 3 of Current Report on Form 8-K dated November 8, 1994)

         4.1 Rights Agreement dated as of May 9, 1996 between Registrant and American Stock Transfer Company (Exhibit 1.1 of Current Report on Form 8-K dated May 9, 1996)

         4.2 Loan Agreement dated June 8, 1995 between the Registrant and lending institutions (Exhibit 4.2 of Annual Report on Form 10-K for the year ended September 30, 1995)

         4.3* Amendment effective as of October 31, 1997 to Loan Agreement dated June 8, 1995 between the Registrant and lending institutions

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

         10.4 1992 Non-Qualified Stock Option Plan (Exhibit 10.10 of Annual Report on Form 10-K for the year ended September 30, 1993)

         10.5 Non-Qualified Stock Option Plan (Exhibit 10.12 of Annual Report on Form 10-K for the year ended September 30, 1988)

         10.6 Form of Indemnification Agreement between the Registrant and its officers and directors (Exhibit 28 to Current Report on Form 8-K dated May 3, 1990)

         10.7 Outside Director Stock Award Plan (Exhibit 4 of Form S-8 Registration Statement No. 33-52319)

         10.8 1995 Stock Option Plan (Exhibit 4 of Form S-8 Registration Statement No. 33-57683)

         10.9 1997 Stock Option Plan (Exhibit 4.2 of Form S-8 Registration Statement No. 33-21503)

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