Form 10-Q
period 1997-12-31
GRIFFON CORP
filed 1998-02-12
CIK 50725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

                                       OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from           to
                               ---------    ---------
Commission File Number:  1-6620


                               GRIFFON CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                        11-1893410
-------------------------------                        ------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


100 JERICHO QUADRANGLE, JERICHO, NEW YORK                    11753
-----------------------------------------                  ----------
(Address of principal executive offices)                   (Zip Code)


                                 (516) 938-5544
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 30,684,712 shares of Common Stock as of January 31, 1998.

                                    FORM 10-Q
                                    ---------

                                    CONTENTS
                                    --------
                                                                            PAGE
                                                                            ----
PART I -  FINANCIAL INFORMATION (Unaudited)
          ---------------------
          Condensed Consolidated Balance Sheets at December 31, 1997
          and September 30, 1997 ...........................................  1

          Condensed Consolidated Statements of Income for the Three
          Months Ended December 31, 1997 and 1996 ..........................  3

          Condensed Consolidated Statements of Cash Flows for the Three
          Months Ended December 31, 1997 and 1996 ..........................  4

          Notes to Condensed Consolidated Financial Statements .............  5

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations ..............................  7

PART II - OTHER INFORMATION
          -----------------
          Item 1:  Legal Proceedings .......................................  9

          Item 2:  Changes in Securities ...................................  9

          Item 3:  Defaults upon Senior Securities .........................  9

          Item 4:  Submission of Matters to a Vote of Security Holders .....  9

          Item 5:  Other Information .......................................  9

          Item 6:  Exhibits and Reports on Form 8-K ........................  9

          Signature ........................................................ 10

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                                                 December 31,    September 30,
                                                     1997            1997
                                                 -----------     -------------
                                                 (Unaudited)       (Note 1)
ASSETS
------
   CURRENT ASSETS:

     Cash and cash equivalents                  $ 12,673,000     $ 15,414,000

     Marketable securities                           382,000        1,379,000

     Accounts receivable, less allowance
       for doubtful accounts                     100,608,000      105,050,000

     Contract costs and recognized
       income not yet billed                      42,288,000       40,465,000

     Inventories (Note 2)                         83,072,000       88,123,000

     Prepaid expenses and other current
        assets                                    16,193,000       13,676,000
                                                ------------     ------------
        Total current assets                     255,216,000      264,107,000

   PROPERTY,  PLANT AND EQUIPMENT
      at cost,  less  accumulated  depreciation
      and amortization of $56,536,000 at
      December 31, 1997 and $53,673,000 at
      September 30, 1997                          76,962,000       77,080,000

   OTHER ASSETS                                   46,437,000       43,572,000
                                                ------------     ------------
                                                $378,615,000     $384,759,000
                                                ============     ============

            See notes to condensed consolidated financial statements.

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                                                December 31,     September 30,
                                                    1997             1997
                                                -----------      -------------
                                                (Unaudited)        (Note 1)
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
   CURRENT LIABILITIES:

     Accounts and notes payable                 $ 46,603,000     $ 52,612,000
     Other current liabilities                    71,168,000       76,488,000
                                                ------------     ------------
       Total current liabilities                 117,771,000      129,100,000
                                                ------------     ------------
   LONG-TERM DEBT AND OTHER LIABILITIES           49,819,000       53,854,000
                                                ------------     ------------
   SHAREHOLDERS' EQUITY:
   Preferred stock, par value $.25 per share,
     authorized 3,000,000 shares, no shares
     issued
   Common Stock, par value $.25 per share,
     authorized 85,000,000 shares, issued
     31,350,612  shares at December 31, 1997
     and 31,278,830  shares at September 30,
     1997, and 671,900 shares and 603,700
     shares in treasury at December 31, 1997
     and September 30, 1997, respectively          7,838,000        7,820,000

   Other shareholders' equity                    203,187,000      193,985,000
                                                ------------     ------------
      Total shareholders' equity                 211,025,000      201,805,000
                                                ------------     ------------
                                                $378,615,000     $384,759,000
                                                ============     ============

            See notes to condensed consolidated financial statements.

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                                   (Unaudited)

                                                THREE MONTHS ENDED DECEMBER 31,
                                                -------------------------------
                                                    1997             1996
                                                    ----             ----
Net sales                                       $229,031,000     $181,744,000

Cost of sales                                    171,108,000      135,761,000
                                                ------------     ------------
       Gross profit                               57,923,000       45,983,000

Selling, general and administrative
   expenses                                       43,618,000       33,257,000
                                                ------------     ------------
       Income from operations                     14,305,000       12,726,000
                                                ------------     ------------
Other income (expense):
   Interest expense                                 (965,000)        (775,000)
   Interest income                                   207,000          323,000
   Other, net                                        (31,000)          54,000
                                                ------------     ------------
                                                    (789,000)        (398,000)
                                                ------------     ------------
       Income before income taxes                 13,516,000       12,328,000
                                                ------------     ------------
Provision for income taxes:
   Federal                                         3,935,000        4,062,000
   State and other                                 1,066,000          746,000
                                                ------------     ------------
                                                   5,001,000        4,808,000
                                                ------------     ------------
       Net income                               $  8,515,000     $  7,520,000
                                                ============     ============
Net income per share of common stock (Note 3):

   Basic                                        $        .28     $        .26
                                                ============     ============
   Diluted                                      $        .27     $        .24
                                                ============     ============

            See notes to condensed consolidated financial statements.

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)

                                                            THREE MONTHS ENDED DECEMBER 31,
                                                            ---------------------------
                                                                1997           1996
                                                                ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                   $ 8,515,000     $ 7,520,000
   Adjustments to reconcile net income to net cash           -----------     -----------
     provided by operating activities:
     Depreciation and amortization                             3,271,000       2,749,000
     Provision for losses on accounts receivable                 403,000         522,000
     Change in assets and liabilities:
       Decrease in accounts receivable and
         contract costs and recognized income not yet billed   2,216,000       5,978,000
       Decrease in inventories                                 5,051,000       1,535,000
       Increase in prepaid expenses and other assets          (2,777,000)     (1,800,000)
       Decrease in accounts payable and accrued
         liabilities                                         (14,605,000)     (6,355,000)
       Other changes, net                                        877,000        (626,000)
                                                             -----------     -----------
   Total adjustments                                          (5,564,000)      2,003,000
                                                             -----------     -----------
                Net cash provided by operating activities      2,951,000       9,523,000
                                                             -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Net decrease in marketable securities                         997,000       1,931,000
   Acquisition of property, plant and equipment               (3,810,000)     (4,043,000)
   Acquired business                                                 ---      (1,320,000)
   Proceeds from sale of discontinued operation                      ---       2,771,000
   Other, net                                                 (1,834,000)        562,000
                                                             -----------     -----------
                Net cash used in investing activities         (4,647,000)        (99,000)
                                                             -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Purchase of treasury shares                                (1,181,000)            ---
   Payment of long-term debt                                    (408,000)       (129,000)
   Decrease in short-term borrowings                            (139,000)     (2,500,000)
   Other, net                                                    683,000           9,000
                                                             -----------     -----------
                Net cash used in financing activities         (1,045,000)     (2,620,000)
                                                             -----------     -----------

NET INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS           (2,741,000)      6,804,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              15,414,000      17,846,000
                                                             -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $12,673,000     $24,650,000
                                                             ===========     ===========

            See notes to condensed consolidated financial statements.

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)

(1)  Basis of Presentation -
     ---------------------
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended September 30, 1998. The balance sheet at September 30, 1997 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to shareholders for the year ended September 30, 1997.

(2)  Inventories -
     -----------
     Inventories, stated at the lower of cost (first-in, first-out or average) or market, are comprised of the following:

                                          December 31,    September 30,
                                              1997            1997
                                          ------------    -------------
     Finished goods . . . . . . . . . .   $43,840,000      $43,722,000

     Work in process  . . . . . . . . .    17,309,000       21,228,000

     Raw materials and supplies . . . .    21,923,000       23,173,000
                                          -----------      -----------
                                          $83,072,000      $88,123,000
                                          ===========      ===========

(3)  Net Income Per Share -
     --------------------
     Statement of Financial Accounting Standards No. 128, "Earnings per Share" which became effective for the fiscal year beginning October 1, 1997, establishes new standards for computing and presenting earnings per share (EPS). The new standard requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities. Previously reported EPS amounts have been restated under the new standard.

     Options to purchase 735,000 shares of Common Stock were not included in the computation of diluted net income per share for the three months ended December 31, 1997 because the effect would have been antidilutive. The following table sets forth the computation of basic and diluted net income per share:

                                                            THREE MONTHS ENDED DECEMBER 31,
                                                            -------------------------------
                                                                1997           1996
                                                                ----           ----
 Numerator:
   Net Income                                                $ 8,515,000     $ 7,520,000
   Preferred Stock dividends                                         ---         (98,000)
   Numerator for basic net income                            -----------     -----------
    per share -- income available to
    common stockholders                                        8,515,000       7,422,000


   Effect of dilutive securities:
    Preferred Stock dividends                                        ---          98,000
                                                             -----------     -----------

   Numerator for diluted net income
    per share -- income available to
    common stockholders after
    assumed conversions                                      $ 8,515,000     $ 7,520,000
                                                             ===========     ===========

Denominator:
 Denominator for basic net
    income per share -- weighted
    average shares                                            30,477,000      28,907,000
                                                             -----------     -----------
 Effect of dilutive securities:
    Convertible Preferred Stock                                      ---       1,606,000
    Employee stock options and other                             931,000         727,000
                                                             -----------     -----------
 Dilutive potential common shares                                931,000       2,333,000
                                                             -----------     -----------
 Denominator for diluted net
    income per share -- adjusted weighted
    average shares and assumed conversions                    31,408,000      31,240,000
                                                             ===========     ===========

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

Results of Operations
---------------------
     Net sales were $229.0 million for the three-month period ended December 31, 1997, an increase of $47.3 million or 26.0% over last year.

     Net sales of the building products business were $153.6 million, an increase of $37.4 million or 32.2% over last year. Net sales of acquired companies accounted for $24.5 million of the increase with higher garage door unit sales due to stronger construction and related retail markets and internal growth in the service business accounting for the remainder of the increase. Net sales of the specialty plastic films business were $39.5 million, approximately the same as last year. Net sales of the electronic information and communication systems business were $35.9 million, an increase of $9.4 million or 35.4% over last year due to new programs and increased funding levels on existing programs.

     Income from operations for the three-month period ended December 31, 1997 was $14.3 million, an increase of $1.6 million or 12.4% over last year. Operating income of the building products business increased approximately $.5 million compared to last year. The effect of the sales growth was offset in part by higher costs for hardware and packaging, increased operating expenses associated with new distribution centers and certain manufacturing inefficiencies related to production of commercial doors. Recent acquisitions have increased the number of production facilities in the building products segment. Consequently, the company is reviewing its manufacturing structure with a view towards consolidating operations and expects to complete the review and implement related decisions in fiscal 1998. Operating income of the specialty plastic films segment increased approximately $.4 million compared to last year due to increased manufacturing efficiencies. Operating income of the electronic information and communication systems operation increased by approximately $.7 million due to the increased sales.

Liquidity and Capital Resources
-------------------------------
     Cash flow provided by operations for the quarter was $3.0 million and working capital was $137.4 million at December 31, 1997.

     Programs to upgrade and enhance the company's strategic business systems were previously initiated in order to replace aging technologies and provide the infrastructure to support growth in each of our business segments. In addition to other benefits that are anticipated from these upgrades and enhancements, the new systems are designed to be Year 2000 compliant. The implementation of this new technology has already begun, and is planned to be completed in stages over the next three years. During the quarter the company had capital expenditures of $2 million in connection with such upgrades and enhancements. Future capital expenditures of approximately $15 million are expected in connection with these ongoing programs.

     During the quarter $1.2 million was used to acquire approximately 74,000 shares of Common Stock.

     Anticipated cash flows from operations, together with existing cash and marketable securities, bank lines of credit and lease line availability, should be adequate to finance presently anticipated working capital and capital expenditure requirements and to repay long-term debt as it matures.

     The statements contained in this report that are not historical facts are forward-looking statements subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied, including the effect of business and economic conditions; the impact of competitive products and pricing; capacity and supply constraints or difficulties; and other risks and uncertainties.

                           PART II - OTHER INFORMATION
                           ---------------------------
Item 1    Legal Proceedings
          -----------------
          Atlantic Richfield Company (ARCO) v. Current Controls,  et al.
          --------------------------------------------------------------
          Without acknowledging any responsibility, fault or liability in connection with the Site, the Company has entered into an agreement with the plaintiff to settle the action for an insignificant amount.

Item 2    Changes in Securities
          ---------------------
          None

Item 3    Defaults upon Senior Securities
          -------------------------------
          None

Item 4    Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
   (a)    The Registrant  held its Annual Meeting of Stockholders on February 5,
          1998.

   (b)    Not applicable

   (c)(i) Four directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2001. The names of these directors and votes cast in favor of their election and shares withheld are as follows:

               Name                     Votes For         Votes Withheld
               ----                     ----------        --------------
          Henry A. Alpert               26,528,938          1,146,000
          Abraham M. Buchman            26,561,863          1,113,075
          Rear Admiral
            Clarence A. Hill, Jr.       26,887,199            787,639
          William H. Waldorf            26,570,170          1,104,668

     (ii) In  addition  to the  election  of  directors,  the  stockholders  (1)
          approved a proposal to adopt a 1998 Stock Option Plan; 17,674,904 shares were voted in favor of this proposal, 9,821,996 shares against and 178,138 shares abstained, and (2) approved a proposal to approve the company's Senior Management Incentive Compensation Plan; 21,523,278 shares were voted in favor this proposal, 2,195,592 shares against and 228,738 shares abstained.

Item 5    Other Information
          -----------------
          None

Item 6    Exhibits and Reports on Form 8-K
          --------------------------------
          27.1 -- Financial Data Schedule (for electronic submission only)
          27.2 -- Financial Data Schedule (for electronic submission only)
          27.3 -- Financial Data Schedule (for electronic submission only)

                                    SIGNATURE
                                    ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   GRIFFON CORPORATION



                                   By  /s/ Patrick L. Alesia
                                     -----------------------------
                                     Patrick L. Alesia
                                     Vice President and Treasurer
                                     (Chief Accounting Officer)



Date: February 11, 1998
      ----------------