Form 10-Q
period 1998-03-31
GRIFFON CORP
filed 1998-05-04
CIK 50725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number:  1-6620


                               GRIFFON CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                        11-1893410
-------------------------------                         -----------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


100 JERICHO QUADRANGLE, JERICHO, NEW YORK                    11753
-----------------------------------------                   --------
(Address of principal executive offices)                   (Zip Code)


                                 (516) 938-5544
               --------------------------------------------------
              (Registrant's telephone number, including area code)


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 30,701,785 shares of Common Stock as of April 30, 1998.

                                    FORM 10-Q
                                    ---------
                                    CONTENTS
                                    --------
                                                                            PAGE
                                                                            ----
PART I -  FINANCIAL INFORMATION (Unaudited)
          ---------------------
          Condensed Consolidated Balance Sheets at March 31, 1998
          and September 30, 1997...........................................  1

          Condensed Consolidated Statements of Income for the Three
          Months and Six Months Ended March 31, 1998 and 1997..............  3

          Condensed Consolidated Statements of Cash Flows for the Six
          Months Ended March 31, 1998 and 1997... .........................  5

          Notes to Condensed Consolidated Financial Statements.............  6

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations .............................  8

PART II - OTHER INFORMATION
          -----------------
          Item 1:  Legal Proceedings ....................................... 13

          Item 2:  Changes in Securities ................................... 13

          Item 3:  Defaults upon Senior Securities ......................... 13

          Item 4:  Submission of Matters to a Vote of Security Holders ..... 13

          Item 5:  Other Information ....................................... 13

          Item 6:  Exhibits and Reports on Form 8-K ........................ 13

          Signature ........................................................ 14

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                                                  March 31,        September 30,
                                                    1998               1997
                                                 -----------       -------------
                                                 (Unaudited)         (Note 1)

ASSETS
------
   CURRENT ASSETS:

     Cash and cash equivalents                   $  5,081,000       $ 15,414,000

     Marketable securities                            383,000          1,379,000

     Accounts receivable, less allowance
       for doubtful accounts                      101,264,000        105,050,000

     Contract costs and recognized
       income not yet billed                       41,668,000         40,465,000

     Inventories (Note 2)                          89,640,000         88,123,000

     Prepaid expenses and other current
        assets                                     20,032,000         13,676,000
                                                 ------------       ------------
        Total current assets                      258,068,000        264,107,000

   PROPERTY,  PLANT AND EQUIPMENT
      at cost,  less  accumulated  depreciation
      and amortization of $59,575,000 at
      March 31, 1998 and $53,673,000 at
      September 30, 1997                           90,268,000         77,080,000

   OTHER ASSETS                                    45,668,000         43,572,000
                                                 ------------       ------------
                                                 $394,004,000       $384,759,000
                                                 ============       ============

    See notes to condensed consolidated financial statements.

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                                                     March 31,     September 30,
                                                       1998            1997
                                                    ---------      -------------
                                                   (Unaudited)       (Note 1)
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
   CURRENT LIABILITIES:

     Accounts and notes payable                    $ 58,915,000     $ 52,612,000
     Other current liabilities                       58,575,000       76,488,000
                                                   ------------     ------------
       Total current liabilities                    117,490,000      129,100,000
                                                   ------------     ------------
   LONG-TERM DEBT AND OTHER
     LIABILITIES (Note 4)                            61,786,000       53,854,000
                                                   ------------     ------------
   SHAREHOLDERS' EQUITY:
   Preferred stock, par value $.25 per share,
     authorized 3,000,000 shares, no shares
      issued
   Common Stock, par value $.25 per share,
     authorized 85,000,000 shares, issued
     31,399,250  shares at March 31, 1998
     and 31,278,830 shares at September 30,
     1997, and 671,900 shares and 603,700
     shares in treasury at March 31, 1998
     and September 30, 1997, respectively             7,850,000        7,820,000

   Other shareholders' equity                       206,878,000      193,985,000
                                                   ------------     ------------
      Total shareholders' equity                    214,728,000      201,805,000
                                                   ------------     ------------
                                                   $394,004,000     $384,759,000
                                                   ============     ============

    See notes to condensed consolidated financial statements.

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                                   (Unaudited)

                                                THREE MONTHS ENDED MARCH 31,
                                                ----------------------------
                                                   1998              1997
                                                   ----              ----
Net sales                                      $199,859,000      $160,807,000

Cost of sales                                   151,098,000       120,520,000
                                               ------------      ------------
       Gross profit                              48,761,000        40,287,000

Selling, general and administrative
   expenses                                      42,686,000        33,010,000
                                               ------------      ------------
       Income from operations                     6,075,000         7,277,000
                                               ------------      ------------
Other income (expense):
   Interest expense                              (1,044,000)         (704,000)
   Interest income                                  116,000           304,000
   Other, net                                      (198,000)           80,000
                                               ------------      ------------
                                                 (1,126,000)         (320,000)
                                               ------------      ------------
       Income before income taxes                 4,949,000         6,957,000
                                               ------------      ------------
Provision for income taxes:
   Federal                                        1,303,000         2,148,000
   State and other                                  528,000           426,000
                                               ------------      ------------
                                                  1,831,000         2,574,000
                                               ------------      ------------
       Net income                              $  3,118,000      $  4,383,000
                                               ============      ============
Net income per share of common stock (Note 3):

   Basic                                       $        .10      $        .15
                                               ============      ============
   Diluted                                     $        .10      $        .14
                                               ============      ============

            See notes to condensed consolidated financial statements.

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                                   (Unaudited)

                                                 SIX MONTHS ENDED MARCH 31,
                                                 --------------------------
                                                    1998             1997
                                                    ----             ----
Net sales                                      $428,890,000      $342,551,000

Cost of sales                                   322,206,000       256,281,000
                                               ------------      ------------
       Gross profit                             106,684,000        86,270,000

Selling, general and administrative
   expenses                                      86,304,000        66,267,000
                                               ------------      ------------
       Income from operations                    20,380,000        20,003,000
                                               ------------      ------------
Other income (expense):
   Interest expense                              (2,009,000)       (1,479,000)
   Interest income                                  323,000           627,000
   Other, net                                      (229,000)          134,000
                                                -----------      ------------
                                                 (1,915,000)         (718,000)
                                                -----------      ------------
       Income before income taxes                18,465,000        19,285,000
                                                -----------      ------------
Provision for income taxes:
   Federal                                        5,238,000         6,210,000
   State and other                                1,594,000         1,172,000
                                               ------------      ------------
                                                  6,832,000         7,382,000
                                               ------------      ------------
       Net income                              $ 11,633,000      $ 11,903,000
                                               ============      ============

Net income per share of common stock (Note 3):

   Basic                                       $        .38      $        .41
                                               ============      ============
   Diluted                                     $        .37      $        .38
                                               ============      ============

    See notes to condensed consolidated financial statements.

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)

                                                             SIX MONTHS ENDED MARCH 31,
                                                             --------------------------
                                                                1998            1997
                                                                ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                  $11,633,000      $11,903,000
   Adjustments to reconcile net income to net cash          -----------      -----------
     provided by operating activities:
     Depreciation and amortization                            6,734,000        5,511,000
     Provision for losses on accounts receivable                927,000          793,000
     Change in assets and liabilities:
       Decrease in accounts receivable and contract
         costs and recognized income not yet billed           1,840,000       15,824,000
       (Increase) decrease in inventories                    (1,219,000)         245,000
       Increase in prepaid expenses and other assets         (3,826,000)        (920,000)
       Decrease in accounts payable and accrued
         liabilities                                        (10,905,000)     (16,278,000)
       Other changes, net                                     1,229,000          367,000
                                                            -----------      -----------
   Total adjustments                                         (5,220,000)       5,542,000
                                                            -----------      -----------
     Net cash provided by operating activities                6,413,000       17,445,000
                                                            -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Net decrease in marketable securities                        996,000        2,918,000
   Acquisition of property, plant and equipment             (19,031,000)     (12,448,000)
   Acquired businesses                                         (733,000)      (2,232,000)
   Proceeds from sale of discontinued operation                  ---           2,771,000
   Other, net                                                (3,801,000)        (112,000)
                                                            -----------      -----------
     Net cash used in investing activities                  (22,569,000)      (9,103,000)
                                                            -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Purchase of treasury shares                               (1,181,000)      (2,402,000)
   Proceeds from issuance of long-term debt                   7,000,000        1,282,000
   Payment of long-term debt                                   (814,000)      (3,260,000)
   Decrease in short-term borrowings                           (249,000)      (2,605,000)
   Other, net                                                 1,067,000         (383,000)
                                                            -----------      -----------
     Net cash provided by (used in) financing activities      5,823,000       (7,368,000)
                                                            -----------      -----------

NET INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS         (10,333,000)         974,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             15,414,000       17,846,000
                                                            -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 5,081,000      $18,820,000
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

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)

(1)  Basis of Presentation -
     ---------------------
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended September 30, 1998. The balance sheet at September 30, 1997 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to shareholders for the year ended September 30, 1997.

(2)  Inventories -
     -----------
     Inventories, stated at the lower of cost (first-in, first-out or average) or market, are comprised of the following:

                                           March 31,      September 30,
                                             1998             1997
                                          -----------      -----------
     Finished goods . . . . . . . . . .   $48,902,000      $43,722,000

     Work in process  . . . . . . . . .    20,325,000       21,228,000

     Raw materials and supplies . . . .    20,413,000       23,173,000
                                          -----------      -----------
                                          $89,640,000      $88,123,000
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

     The following table sets forth the computation of basic and diluted net income per share:

                              THREE MONTHS ENDED MARCH 31,   SIX MONTHS ENDED MARCH 31,
                              ----------------------------   --------------------------

                                   1998          1997         1998          1997
                                   ----          ----         ----          ----
Numerator:
 Net Income                     $ 3,118,000   $4,383,000   $ 11,633,000  $11,903,000
 Preferred Stock dividends          ---           91,000        ---           (7,000)
 Numerator for basic net income -----------   ----------   ------------  -----------
  per share -- income available
  to common stockholders          3,118,000    4,474,000     11,633,000   11,896,000

 Effect of dilutive securities:
  Preferred Stock dividends         ---          (91,000)       ---            7,000
                                -----------   ----------   ------------  ----------
  Numerator  for  diluted  net
   income per share -- income
   available  to common
   stockholders after assumed
   conversions                  $ 3,118,000   $4,383,000   $ 11,633,000  $11,903,000
                                ===========   ==========   ============  ===========
Denominator:
 Denominator for basic net
  income per share -- weighted
  average shares                 30,498,000   29,332,000     30,488,000   29,120,000
                                -----------   ----------   ------------  -----------

 Effect of dilutive securities:
   Convertible Preferred Stock      ---          963,000        ---        1,284,000
   Employee stock options and
   other                          1,014,000    1,000,000        972,000      863,000
 Dilutive potential common      -----------   ----------   ------------  -----------
  shares                          1,014,000    1,963,000        972,000    2,147,000
                                -----------   ----------   ------------  -----------
  Denominator for diluted net
   income per share -- adjusted
   weighted average shares and
   assumed conversions           31,512,000   31,295,000     31,460,000   31,267,000
                                ===========   ==========   ============  ===========

(4) Long-term Debt and Other Liabilities -
    ------------------------------------
     In April 1998 the specialty plastic films' joint venture entered into a credit agreement with a German bank to finance new production lines. The agreement provides for borrowings of approximately $28 million and bears interest based upon LIBOR. Existing joint venture borrowings of approximately $7 million at March 31, 1998 were refinanced under the agreement.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998
----------------------------------
     Net sales were $199.9 million for the three-month period ended March 31, 1998, an increase of $39.1 million or 24.3% over last year.

     Net sales of the building products business were $123.5 million, an increase of $32.1 million or 35.1% over last year. Net sales of acquired companies accounted for $22.5 million of the increase with higher garage door unit sales ($5.4 million) due to continued strong demand in construction and related retail markets and internal growth in the service business ($4.2 million) accounting for the remainder of the increase. Net sales of the specialty plastic films business were $36.2 million compared to $40.7 million last year. The decrease was primarily due to delays in the anticipated start up of new programs in the infant diaper market. Net sales of the electronic information and communication systems business were $40.2 million, an increase of $11.4 million or 39.8% due to new programs and increased funding on existing programs.

     Income from operations for the three-month period ended March 31, 1998 was $6.1 million compared to $7.3 million last year. Operating income of the building products business, in what has historically been its weakest quarter, increased approximately $.8 million compared to last year. The effect of the sales growth was offset in part by higher costs for hardware and packaging, increased operating expenses associated with new distribution centers and certain manufacturing inefficiencies related to production of commercial doors. Recent acquisitions have increased the number of production facilities in the building products segment. Consequently, the company is reviewing its manufacturing structure with a view towards consolidating operations and expects to complete the review and implement related decisions in fiscal 1998. Operating income of the specialty plastic films segment declined by $2.2 million for the quarter compared to last year. Profitability in this segment declined due to the sales decrease and price competition in the commodity end of the segment's business. Operating income of the electronic information and communication systems business for the quarter increased by approximately $.2 million compared to the prior year. The effect of the increased sales was partly offset by lower margins on certain development contracts that are nearing completion.

     Interest expense, net for the three months ended March 31, 1998 increased by $.5 million compared to the prior year due to higher outstanding borrowings in connection with an acquisition made in the fourth quarter of fiscal 1997.

Six Months Ended March 31, 1998
-------------------------------
     Net sales were $428.9 million for the six-month period ended March 31, 1998, an increase of $86.3 million or 25.2% over last year.

     Net sales of the building products business were $277.1 million, an increase of $69.5 million or 33.5% over last year, primarily due to acquired businesses ($47 million), higher garage door unit sales ($10 million), and the service business' internal growth ($10 million). Net sales of the specialty plastic films business were $75.8 million compared to $79.7 million last year. The sales decrease, which occurred in the second quarter, was primarily due to delays in the anticipated start up of new programs in the infant diaper market. Net sales of the electronic information and communication systems business were $76.1 million, an increase of $20.8 million or 37.7% compared to last year, principally due to new programs and increased funding levels on existing programs.

     Income from operations for the six-month period ended March 31, 1998 was $20.4 million, an increase of $.4 million compared to last year. Operating income of the building products business increased approximately $1.3 million compared to last year, for the reasons discussed above. Operating income of the specialty plastic films business decreased by $1.8 million compared to last year, with such reduction occurring in the second quarter, due to the reasons discussed above. Operating income of the electronic information and communication systems business increased by $.9 million due to the higher sales, partly offset by lower margins on certain development contracts that are nearing completion.

     Interest expense, net for the six months ended March 31, 1998 increased by $.8 million compared to the prior year due to higher outstanding borrowings in connection with an acquisition made in the fourth quarter of fiscal 1997.

 LIQUIDITY AND CAPITAL RESOURCES

     Cash flow provided by operations for the six months was $6.4 million, and working capital was $140.6 million at March 31, 1998.

     Programs to upgrade and enhance the company's strategic business systems were previously initiated in order to replace aging technologies and provide the infrastructure to support growth in each of our business segments. In addition to other benefits that are anticipated from these upgrades and enhancements, the new systems are designed to be Year 2000 compliant. The implementation of this new technology has already begun, and is planned to be completed in stages over the next two years. During the six months the company had fixed asset additions of $19 million, including approximately $5 million in connection with such upgrades and enhancements and construction and equipment costs of approximately $6 million for its 60%-owned specialty plastic films joint venture in Germany to expand production capacity in connection with a multi-year contract with the specialty plastic films segment's major customer.

     In April 1998 the specialty plastic films' joint venture entered into a credit agreement with a German bank to finance new production lines. The agreement provides for borrowings of approximately $28 million and bears interest based upon LIBOR. Existing joint venture borrowings of approximately $7 million at March 31, 1998 were refinanced under the agreement.

     During the six months $1.2 million was used to acquire approximately 74,000 shares of Common Stock.

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

                           PART II - OTHER INFORMATION
                           ---------------------------
 Item 1   Legal Proceedings
          -----------------
          None

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


                               GRIFFON CORPORATION



                                   By /s/ Robert Balemian
                                      ----------------------
                                      Robert Balemian
                                     (Principal Financial Officer)




 Date: May 4, 1998
       -----------