Form 10-Q
period 1998-06-30
GRIFFON CORP
filed 1998-08-05
CIK 50725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from           to
                               ---------    ---------
Commission File Number:  1-6620


                               GRIFFON CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                        11-1893410
-------------------------------                         ---------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


100 JERICHO QUADRANGLE, JERICHO, NEW YORK                    11753
-----------------------------------------                   --------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 30,958,482 shares of Common Stock as of July 31, 1998.

                                    FORM 10-Q
                                    ---------
                                    CONTENTS
                                    --------
                                                                            PAGE
                                                                            ----
PART I -  FINANCIAL INFORMATION (Unaudited)
          ---------------------
          Condensed Consolidated Balance Sheets at June 30, 1998
          and September 30, 1997...........................................  1

          Condensed Consolidated Statements of Income for the Three
          Months and Nine Months Ended June 30, 1998 and 1997..............  3

          Condensed Consolidated Statements of Cash Flows for the Nine
          Months Ended June 30, 1998 and 1997..............................  5

          Notes to Condensed Consolidated Financial Statements.............  6

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations .............................  8

PART II - OTHER INFORMATION
          -----------------
          Item 1:  Legal Proceedings ....................................... 12

          Item 2:  Changes in Securities ................................... 12

          Item 3:  Defaults upon Senior Securities ......................... 12

          Item 4:  Submission of Matters to a Vote of Security Holders ..... 12

          Item 5:  Other Information ....................................... 12

          Item 6:  Exhibits and Reports on Form 8-K ........................ 12

          Signature ........................................................ 13

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                                                  June 30,        September 30,
                                                   1998              1997
                                                -----------       ------------
                                                (Unaudited)         (Note 1)
ASSETS
------
   CURRENT ASSETS:

     Cash and cash equivalents                 $  7,635,000      $ 15,414,000

     Marketable securities                          383,000         1,379,000

     Accounts receivable, less allowance
       for doubtful accounts                    112,568,000       105,050,000

     Contract costs and recognized
       income not yet billed                     44,570,000        40,465,000

     Inventories (Note 2)                        93,228,000        88,123,000

     Prepaid expenses and other current
        assets                                   15,728,000        13,676,000
                                               ------------      ------------
        Total current assets                    274,112,000       264,107,000

   PROPERTY,  PLANT AND EQUIPMENT
     at cost,  less  accumulated  depreciation
     and amortization of $62,768,000 at
     June 30, 1998 and $53,673,000 at
     September 30, 1997                         100,267,000        77,080,000

   OTHER ASSETS                                  46,329,000        43,572,000
                                               ------------      ------------
                                               $420,708,000      $384,759,000
                                               ============      ============

            See notes to condensed consolidated financial statements.

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                                                   June 30,      September 30,
                                                     1998            1997
                                                 -----------     ------------
                                                 (Unaudited)       (Note 1)

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
   CURRENT LIABILITIES:

     Accounts and notes payable                 $ 58,040,000     $ 52,612,000
     Other current liabilities                    61,822,000       76,488,000
                                                ------------     ------------
       Total current liabilities                 119,862,000      129,100,000
                                                ------------     ------------
   LONG-TERM DEBT (Notes 4 and 5)                 67,149,000       47,689,000
                                                ------------     ------------
   MINORITY INTEREST AND OTHER                    11,397,000        6,165,000
                                                ------------     ------------
   SHAREHOLDERS' EQUITY:
   Preferred stock, par value $.25 per share,
     authorized 3,000,000 shares, no shares
      issued
   Common Stock, par value $.25 per share,
     authorized 85,000,000 shares, issued
     31,698,077  shares at June 30, 1998
     and 31,278,830  shares at September 30,
     1997, and 817,902 shares and 603,700
     shares in treasury at June 30, 1998
     and September 30, 1997, respectively          7,925,000        7,820,000

   Other shareholders' equity                    214,375,000      193,985,000
                                                ------------     ------------
      Total shareholders' equity                 222,300,000      201,805,000
                                                ------------     ------------
                                                $420,708,000     $384,759,000
                                                ============     ============

            See notes to condensed consolidated financial statements.

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                                   (Unaudited)

                                                 THREE MONTHS ENDED JUNE 30,
                                                 --------------------------
                                                   1998              1997
                                                   ----              ----
Net sales                                       $229,407,000     $193,120,000

Cost of sales                                    172,294,000      142,310,000
                                                ------------     ------------
       Gross profit                               57,113,000       50,810,000

Selling, general and administrative
   expenses                                       46,096,000       36,359,000
                                                ------------     ------------
       Income from operations                     11,017,000       14,451,000
                                                ------------     ------------
Other income (expense):
   Interest expense                                 (530,000)        (582,000)
   Interest income                                    36,000          220,000
   Other, net                                        197,000           10,000
                                                ------------     ------------
                                                    (297,000)        (352,000)
                                                ------------     ------------
       Income before income taxes                 10,720,000       14,099,000
                                                ------------     ------------
Provision for income taxes:
   Federal                                         3,124,000        4,477,000
   State and other                                   843,000          740,000
                                                ------------     ------------
                                                   3,967,000        5,217,000
                                                ------------     ------------
       Net income                               $  6,753,000     $  8,882,000
                                                ============     ============
Net income per share of common stock (Note 3):

   Basic                                        $        .22     $        .29
                                                ============     ============
   Diluted                                      $        .22     $        .29
                                                ============     ============

See notes to condensed consolidated financial statements.

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                                   (Unaudited)

                                                 NINE MONTHS ENDED JUNE 30,
                                                 -------------------------
                                                    1998             1997
                                                    ----             ----
Net sales                                      $658,297,000      $535,671,000

Cost of sales                                   494,500,000       398,591,000
                                               ------------      ------------
       Gross profit                             163,797,000       137,080,000

Selling, general and administrative
   expenses                                     132,400,000       102,626,000
                                               ------------      ------------
       Income from operations                    31,397,000        34,454,000
                                               ------------      ------------
Other income (expense):
   Interest expense                              (2,539,000)       (2,061,000)
   Interest income                                  359,000           847,000
   Other, net                                       (32,000)          144,000
                                               ------------      ------------
                                                 (2,212,000)       (1,070,000)
                                               ------------      ------------
       Income before income taxes                29,185,000        33,384,000
                                               ------------      ------------
Provision for income taxes:
   Federal                                        8,362,000        10,687,000
   State and other                                2,437,000         1,912,000
                                               ------------      ------------
                                                 10,799,000        12,599,000
                                               ------------      ------------
       Net income                              $ 18,386,000      $ 20,785,000
                                               ============      ============

Net income per share of common stock (Note 3):

   Basic                                       $        .60      $        .70
                                               ============      ============
   Diluted                                     $        .59      $        .67
                                               ============      ============

            See notes to condensed consolidated financial statements.

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)

                                                             NINE MONTHS ENDED JUNE 30,
                                                             -------------------------
                                                                1998            1997
                                                                ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                   $18,386,000     $20,785,000
   Adjustments to reconcile net income to net cash           -----------     -----------
     provided by operating activities:
     Depreciation and amortization                            10,704,000       8,302,000
     Provision for losses on accounts receivable               1,334,000       1,124,000
     Change in assets and liabilities:
       (Increase) decrease in accounts receivable and
         contract costs and recognized income not yet billed (12,773,000)      3,926,000
       Increase in inventories                                (4,807,000)     (2,105,000)
       Increase in prepaid expenses and other assets          (2,998,000)     (5,725,000)
       Decrease in accounts payable and accrued
         liabilities                                          (8,605,000)     (8,156,000)
       Other changes, net                                      4,114,000        (120,000)
                                                             -----------     -----------
   Total adjustments                                         (13,031,000)     (2,754,000)
                                                             -----------     -----------
     Net cash provided by operating activities                 5,355,000      18,031,000
                                                             -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Net decrease in marketable securities                         996,000       2,918,000
   Acquisition of property, plant and equipment              (32,657,000)    (20,470,000)
   Acquired businesses                                          (733,000)     (2,232,000)
   Proceeds from sales of discontinued operations                  -          10,518,000
   Other, net                                                    715,000        (367,000)
                                                             -----------     -----------
     Net cash used in investing activities                   (31,679,000)     (9,633,000)
                                                             -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Purchase of treasury shares                                (3,146,000)     (3,422,000)
   Proceeds from issuance of long-term debt                   20,685,000       5,731,000
   Payment of long-term debt                                    (792,000)    (15,369,000)
   Increase (decrease) in short-term borrowings                  122,000      (2,955,000)
   Other, net                                                  1,676,000        (169,000)
                                                             -----------     -----------
     Net cash provided by (used in) financing activities      18,545,000     (16,184,000)
                                                             -----------     -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                     (7,779,000)     (7,786,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              15,414,000      17,846,000
                                                             -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 7,635,000     $10,060,000
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


(1)  Basis of Presentation -
     ---------------------
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended September 30, 1998. The balance sheet at September 30, 1997 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to shareholders for the year ended September 30, 1997.

(2)  Inventories -
     -----------
     Inventories, stated at the lower of cost (first-in, first-out or average) or market, are comprised of the following:

                                           June 30,       September 30,
                                             1998             1997
                                          -----------     ------------
     Finished goods . . . . . . . . . .   $52,877,000      $43,722,000

     Work in process  . . . . . . . . .    22,157,000       21,228,000

     Raw materials and supplies . . . .    18,194,000       23,173,000
                                          -----------      -----------
                                          $93,228,000      $88,123,000
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

     The following table sets forth the computation of basic and diluted net income per share:

                                THREE MONTHS ENDED JUNE 30,  NINE MONTHS ENDED JUNE 30,
                                --------------------------   -------------------------

                                   1998          1997         1998          1997
                                   ----          ----         ----          ----
Numerator:
 Net Income                      $6,753,000   $8,882,000   $18,386,000   $20,785,000
 Preferred Stock dividends          ---           ---          ---            (7,000)
 Numerator for basic net income  ----------   ----------   -----------   -----------
  per share -- income available
  to common stockholders          6,753,000    8,882,000    18,386,000    20,778,000

 Effect of dilutive securities:
  Preferred Stock dividends         ---           ---          ---             7,000
                                  ---------   ----------   -----------   -----------
  Numerator  for  diluted  net
   income per share -- income
   available  to common stock-
   holders after assumed
   conversions                   $6,753,000   $8,882,000   $18,386,000   $20,785,000
                                 ==========   ==========   ===========   ===========
Denominator:
 Denominator for basic net
  income per share -- weighted
  average shares                 30,625,000   30,180,000    30,533,000    29,473,000
                                -----------  -----------   -----------  ------------

 Effect of dilutive securities:
   Convertible Preferred Stock       ---         ---           ---           856,000
   Employee stock options and
   other                            693,000      950,000       880,000       893,000
 Dilutive potential common      -----------   ----------    ----------   -----------
  shares                            693,000      950,000       880,000     1,749,000
                                -----------   ----------    ----------   -----------
  Denominator for diluted net
   income per share -- adjusted
   weighted average shares and
   assumed conversions           31,318,000   31,130,000    31,413,000    31,222,000
                               ============  ===========   ===========   ===========

(4) Long-term Debt -
    --------------
     In April 1998 the specialty plastic films' joint venture entered into a credit agreement with a bank to finance new production lines. The agreement provides for borrowings of approximately $28 million and bears interest based upon LIBOR. Existing joint venture borrowings of approximately $7 million at March 31, 1998 were refinanced under the agreement.

(5) Subsequent Event -
    ----------------
     In July 1998 the specialty plastic films business acquired, in a cash transaction, a plastic packaging manufacturer located in Germany with annual sales of approximately $35 million. The purchase price of approximately $28 million was substantially financed by borrowings of approximately $20 million at interest rates based upon LIBOR under a subsidiary's bank credit agreement.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------
 RESULTS OF OPERATIONS

 Three Months Ended June 30,1998
 -------------------------------
     Net sales were $229.4 million for the three-month period ended June 30, 1998, an increase of $36.3 million or 18.8% over last year.

     Net sales of the building products business were $149.5 million, an increase of $30.6 million or 25.8% over last year. Net sales of acquired companies accounted for $24.2 million of the increase. The balance of the increase was accounted for by higher garage door unit sales and internal growth in the service business, partly offset by competitive pricing. Net sales of the specialty plastic films business were $39.5 million compared to $44.2 million last year. The decrease was primarily due to lower than anticipated sales from new programs in the infant diaper market. Net sales of the electronic information and communication systems business were $40.4 million, an increase of $10.4 million or 34.6% due to new programs and increased funding on existing programs.

     Income from operations for the three-month period ended June 30, 1998 was $11.0 million compared to $14.5 million last year. Operating income of the building products business decreased approximately $2 million compared to last year. The effect of the sales growth was offset by competitive pricing pressures, capacity constraints and related manufacturing inefficiencies due to delay in implementing an additional production line, increased operating expenses associated with new distribution centers and certain manufacturing inefficiencies related to production of commercial doors. Orders in the garage door business remain strong. However, near-term capacity constraints and continued competitive pricing are anticipated to impact this segment's operating earnings. Additional capacity is being implemented and is expected to be in place early in fiscal 1999. Recent acquisitions have increased the number of production facilities in the building products segment. Consequently, the company is completing the review of its manufacturing structure and expects to implement related decisions in the last quarter of fiscal 1998 or early in fiscal 1999. Operating income of the specialty plastic films segment declined by $1.5 million for the quarter compared to last year. Profitability in this segment declined due to the sales decrease and price competition in the commodity end of the segment's business. Although specialty plastic films continues to be affected by pricing pressures, anticipated volume growth plus earnings from the recently announced acquisition of a plastic packaging manufacturer located in Germany are expected to result in improved operating results from this segment. Operating income of the electronic information and communication systems business for the quarter increased by approximately $.3 million compared to the prior year. The effect of the increased sales was partly offset by lower margins on certain development contracts that are expected to be completed in fiscal 1999.

 Nine Months Ended June 30, 1998
 -------------------------------
     Net sales were $658.3 million for the nine-month period ended June 30, 1998, an increase of $122.6 million or 22.9% over last year.

     Net sales of the building products business were $426.6 million, an increase of $100.1 million or 30.7% over last year, primarily due to acquired businesses ($70 million), higher garage door unit sales ($14 million), and the service business' internal growth ($15 million). Net sales of the specialty plastic films business were $115.2 million compared to $124.0 million last year. The sales decrease was primarily due to lower than anticipated sales for new programs in the infant diaper market. Net sales of the electronic information and communication systems business were $116.5 million, an increase of $31.2 million or 36.6% compared to last year, principally due to new programs and increased funding levels on existing programs.

     Income from operations for the nine-month period ended June 30, 1998 was $31.4 million compared to $34.5 million last year. Operating income of the building products business decreased approximately $1.0 million compared to last year, with such reduction occurring during the third quarter, for the reasons discussed above. Operating income of the specialty plastic films business decreased by $3.3 million compared to last year, due to the reasons discussed above. Operating income of the electronic information and communication systems business increased by $1.2 million due to the higher sales, partly offset by lower margins on certain development contracts.

     Interest expense, net for the nine months ended June 30, 1998 increased by $.9 million compared to the prior year due to higher outstanding borrowings in connection with an acquisition made in the fourth quarter of fiscal 1997.

 LIQUIDITY AND CAPITAL RESOURCES

     Cash flow provided by operations for the nine months was $5.4 million, and working capital was $154.3 million at June 30, 1998.

     Programs to upgrade and enhance the company's strategic business systems were previously initiated in order to replace aging technologies and provide the infrastructure to support growth in each of our business segments. In addition to other benefits that are anticipated from these upgrades and enhancements, the new systems are designed to be Year 2000 compliant. The implementation of this new technology has already begun, and is planned to be completed in stages over the next two years. During the nine months the company had fixed asset additions of $33 million, including approximately $8 million in connection with such upgrades and enhancements and construction and equipment costs of approximately $13 million for its 60%-owned specialty plastic films joint venture in Germany to expand production capacity in connection with a multi-year contract with the specialty plastic films segment's major customer.

     In April 1998 the specialty plastic films' joint venture entered into a credit agreement with a bank to finance new production lines. The agreement provides for borrowings of approximately $28 million and bears interest based upon LIBOR. Existing joint venture borrowings of approximately $7 million at March 31, 1998 were refinanced under the agreement.

     In July 1998 the specialty plastic films business acquired, in a cash transaction, a plastic packaging manufacturer located in Germany with annual sales of approximately $35 million. The purchase price of approximately $28 million was substantially financed by borrowings of approximately $20 million at interest rates based upon LIBOR under a subsidiary's bank credit agreement.

     Anticipated cash flows from operations, together with existing cash and marketable securities, bank lines of credit and lease line availability, should be adequate to finance presently anticipated working capital and capital expenditure requirements and to repay long-term debt as it matures.

     All statements other than statements of historical fact included in this report are forward-looking statements. When used in this report, words such as "anticipate," "believe," "estimate," "expect,"intend" and similar expressions, as they relate to the Company or its management, as well as assumptions made by and information currently available to the Company's management, identify forward-looking statements. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors including, but not limited to, the effect of business and economic conditions; the impact of competitive products and pricing; and capacity and supply constraints or difficulties. Such statements reflect the current views of the Company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company.

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


                               GRIFFON CORPORATION



                             By /s/ Robert Balemian
                                -------------------
                                 Robert Balemian
                                 President
                                 (Principal Financial Officer)




 Date: August 4, 1998
       --------------