Form 10-K
period 1998-09-30
GRIFFON CORP
filed 1998-12-11
CIK 50725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

        [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended September 30, 1998
                                       or
        [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from              to

                           Commission File No. 1-6620

                               GRIFFON CORPORATION

             (Exact name of registrant as specified in its charter)

          Delaware                                       11-1893410
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

100 Jericho Quadrangle, Jericho, New York                  11753
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code:    (516) 938-5544

           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange on
          Title of Class                              which Registered
          --------------                          ------------------------
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

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. (The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.) As of November 16, 1998 -- approximately $286,000,000.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (applicable only to corporate registrants). As of November 16, 1998 -- 30,419,359.

     Documents incorporated by reference: Part III - Registrant's definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                                     PART I
                                     ------
ITEM 1 - BUSINESS
         --------
                                    BUSINESS

THE COMPANY

     Griffon is a diversified manufacturing company with operations in three business segments: Building Products; Specialty Plastic Films; and Electronic Information and Communication Systems. The company's Building Products segment designs and manufactures garage doors for use in the residential housing and commercial building markets. The Building Products segment also sells and installs garage doors, garage door openers, manufactured fireplaces and a range of related building products primarily for the residential housing market. The company's Specialty Plastic Films segment develops, produces and sells plastic films and film laminates for use in infant diapers, adult incontinence products, feminine hygiene products and disposable surgical and patient care products. The company's Electronic Information and Communication Systems segment designs, manufactures and provides logistical support for communication systems, sensor systems, information and command and control systems and custom mixed-signal large scale integrated circuits used in the defense, and other government programs and commercial markets.

     The  company  has  made  successful  strategic  investments  in each of its business segments to enhance its market position, expand into new markets and further accelerate growth. Building Products has acquired several manufacturing and installation companies in recent years. In fiscal 1997, the company acquired a West Coast-based garage door manufacturing and installation company, which enhanced the company's national market position. In 1998 Specialty Plastic Films acquired a manufacturer of plastic packaging and specialty films located in Germany, expanding its markets, and is adding additional production capacity in its European joint venture in connection with multi-year contracts from a major international consumer products company. The Electronic Information and Communication Systems segment has been awarded a number of new contracts including its largest order to date, which have resulted in substantially increased order backlog.

BUILDING PRODUCTS

     The company believes that its wholly-owned subsidiary, Clopay, is the largest manufacturer and marketer of residential garage doors and among the largest manufacturers of commercial garage doors in the United States. The company's building products are sold under the Clopay, Atlas and other brand names through an extensive distribution network throughout the United States. The company estimates that the majority of Building Products' net sales are from sales of garage doors to the home remodeling market, with the balance from the new housing and commercial construction markets. Sales into the home remodeling market are being driven by the continued aging of the housing stock and the conversion by homeowners from wood doors to lighter weight, easier to maintain steel doors. The company also operates an extensive network of service operations that sell and install garage doors, garage door openers, manufactured fireplaces and a range of related building products. The company provides its installation services to residential builders and consumers from 37 locations in 24 cities located throughout the Southeast, Southwest, Midwest and West Coast. The company believes that it is one of the leading installing dealers of manufactured fireplaces in the United States.

Industry

     According to industry sources, the garage door market for 1997 was estimated to be $1.4 billion, comprised of residential and commercial/industrial garage doors. Over the past decade there have been several key trends driving the garage door industry including the shift from wood to steel doors and the growth of the home center channel of distribution. The company estimates that over 90% of the total garage door market today is steel doors. Superior strength, reduced weight and low maintenance have favored the steel door. Other product innovations during this period include insulated double-sided steel doors and new springing systems.

     The growth of the home center channel of distribution in the United States has resulted in a shift from traditional channels, including professional installers and wholesalers. Over the past decade, an increasing number of garage doors have been sold through home center retail chains such as The Home Depot, Inc. These home centers offer garage doors primarily for the do-it-yourself market, as well as installation services for other customers. Distribution through the retail channel requires a different approach than that traditionally utilized by garage door manufacturers. Factors such as immediately available inventory, national distribution, point-of-sale merchandising and special packaging are all important to the retailer.

     The market for the installation and service of garage doors, manufactured fireplaces and other building products is highly fragmented. It is primarily characterized by small operations that typically focus on the installation of a single type of building product in one market.

Key Competitive Strengths

     The company believes that the following strengths will continue to enhance the market position of Building Products:

     National Distribution Network. The company distributes its building products through a wide range of distribution channels including installing dealers, retailers and wholesalers. The company owns and operates a national network of 45 distribution centers. The company's building products are sold to approximately 2,000 independent professional installing dealers and to major home center retail chains, including The Home Depot, Inc., Menards, Inc. and Lowe's Companies, Inc. The company maintains strong relationships with its installing dealers and believes it is the largest supplier of residential garage doors to retail channels. The company has also developed a substantial network of its own building products installation services operations. These 37 locations in 24 markets, covering many of the key new single family home markets in the United States, offer an increasing variety of building products and services to the residential construction and remodeling industries.

     Strong Brand Franchise. The company's brand names, particularly Clopay residential doors and Atlas commercial doors, are widely recognized in the building products industry. The company believes that it has earned a reputation among installing dealers, retailers and wholesalers for producing a broad range of high-quality doors. The company's market leadership and strong brand recognition are key marketing tools for expanding its customer base, leveraging its distribution network and increasing its market share.

     Low-Cost Manufacturing Capabilities. The company believes it has low-cost manufacturing capabilities as a result of its automated, continuous production manufacturing facilities and its reduced costs for raw materials based on volume purchases. These manufacturing facilities produce a broad line of high quality garage doors for distribution to professional installer, retail and wholesale channels.

Strategy

     The company intends to increase its market share in Building Products by capitalizing on what it believes to be its leadership position as the largest manufacturer and marketer of residential garage doors and one of the largest manufacturers of commercial garage doors in the United States. Specifically, the company intends to: (i) expand its dealer network and add additional distribution centers in existing and new markets; (ii) increase brand awareness through continued product development, merchandising programs and trade and consumer advertising, (iii) leverage its extensive distribution network by selling additional products to professional installers and to major home center retail chains; and (iv) expand its production and presence nationally through continued strategic acquisitions.

     The company seeks to promote the continued growth of Building Products' installation services business by adding new operations in high growth construction markets. The company anticipates that these operations will be capable of installing multiple building products, providing the company with a competitive advantage. The company expects to expand its installation services operations through continued strategic acquisitions as well as by adding new products and increasing cross-selling of its products to its existing customers.

Products and Services

     The company manufactures a broad line of residential garage doors, commercial sectional and coiling doors and related products with a variety of options at varying prices. The company's primary manufactured product lines include residential garage doors and commercial/industrial doors. The company also sells related products such as garage door openers and doors and components for the self-storage market. The company offers garage doors made from several materials, including steel and wood. Steel doors accounted for over 90% of garage doors sold by the company in fiscal 1998.

     The company markets its line of residential garage doors in three primary product categories: Value, Value Plus and Premium. The Value series door construction consists of a single layer of steel or wood doors targeting the construction market and the cost conscious consumer market. The Value Plus series consists of insulated steel doors targeting the construction market and the quality-oriented consumer market. The Premium series consists of steel doors with a layer of insulation bonded between two sheets of steel targeting consumers that desire exceptional strength, durability, high insulation value, quiet operation, and a finished interior appearance. The company also markets garage door openers that are manufactured by a third party.

     The company markets a line of commercial doors in three basic categories: sectional doors, sheet steel roll-up doors and slatted steel coiling doors. Commercial sectional doors are similar to residential garage doors, but are designed to meet more demanding specifications. Commercial sheet roll-up doors offer a lower cost alternative to sectional doors for lighter duty commercial applications. Slatted coiling steel doors are generally utilized in more demanding commercial and industrial applications, providing an attractive combination of flexibility and durability. In this category the company provides service doors, thermal doors, and fire doors which can be found in warehouses, manufacturing and military installations as well as in public and other institutional buildings. The company also provides (i) counter shutters, fire shutters and grilles that are used in shopping malls, schools, hospitals and the concession areas of large arenas and convention centers, (ii) commercial door openers that are marketed with slatted door products, and (iii) sectional door openers that are manufactured by a third party.

Building Products' installation services business sells and installs a variety of building products, including manufactured fireplaces with decorative facings and mantels, garage doors and garage door openers. The company provides its installation services through 37 locations in 24 markets covering many of the key new single family home markets in the United States. The company provides these services for both newly constructed and remodeled homes.

Sales and Marketing

     The company sells residential and commercial doors for professional installation directly to a national network of professional installing dealers. The company also sells garage doors to retailers such as The Home Depot Inc., Menards, Inc. and Lowe's Companies, Inc. The company distributes its garage doors directly from its manufacturing facilities to customers and through its network of 45 company-owned distribution centers throughout the United States and in Canada. This network allows the company to maintain an inventory of garage doors near installing dealers and to provide quick-ship service to the retail customers it services.

Acquisitions

     The company has completed a number of acquisitions within Building Products. Since 1992, the company has completed three acquisitions of garage door manufacturing and installation companies as well as eight stand-alone installation companies.

     In 1997, the company acquired Holmes-Hally Industries, a West Coast manufacturer and installer of residential garage doors and related hardware. This acquisition has increased the company's manufacturing, distribution and installation presence in the West Coast and Southwestern markets. In 1995, the company acquired the Atlas Roll-lite Corporation, a manufacturer and installer of heavy duty coiling steel doors, grilles and counter shutters for industrial and commercial markets, sectional garage doors for residential applications, and doors and components for the self-storage market. Through Atlas Roll-lite the company entered into the coiling steel door business and self-storage market. In 1992, the company acquired Ideal Door Company, which manufactured sectional garage doors for residential and commercial applications and also provided the company with entry into the installation services business.

     Since 1992, the company has expanded its presence in the installation services market through acquisitions. The company typically enters new markets through a primary acquisition and then expands within that market through internal growth and smaller fill-in acquisitions. The company believes that the installation and service industry is highly fragmented, primarily with small organizations that present a large number of acquisition opportunities.

Manufacturing and Raw Materials

     The company currently operates seven manufacturing facilities for building products. A key aspect of Building Products' research and development efforts is the ability to continually improve and streamline its manufacturing process. The company's engineering and technological expertise, combined with its capital investment in equipment, generally enable the company to efficiently manufacture products in large volume and meet changing customer needs. The company's facilities use proprietary manufacturing processes to produce the majority of its products. Certain of the company's equipment and machinery are internally modified to achieve its manufacturing objectives.

     During  1998  Building  Products'  profitability  was  impacted by capacity constraints and related manufacturing inefficiencies due to delay in implementing an additional production line. In 1999, this additional line plus a number of other plant capacity projects are planned which should ease the shortage of capacity experienced in 1998.

     The principal raw material used in the company's manufacturing operations is galvanized steel. The company also utilizes certain hardware components as well as wood and insulated foam. All of these raw materials are generally available from a number of sources.

Research and Development

     The company operates a technical development center where its engineers work to design, develop and implement new products and technologies and perform durability and performance testing of new and existing products, materials and finishes.

Competition

     The garage door industry is characterized by several large national manufacturers, and many smaller regional and local manufacturers. Several of the national garage door manufacturers, including the company, have been consolidating the industry through the acquisition of regional and local manufacturers. During 1998, Building Products experienced continued competitive pricing pressures, resulting in selling price reductions that narrowed margins. The installation services industry is fragmented, primarily among small regional and local companies. The company competes on the basis of product line diversity, quality, service, price and brand awareness.

SPECIALTY PLASTIC FILMS

     The company believes that, through Clopay, it is a leading developer and producer of plastic films and laminates for a variety of hygienic, health care and industrial uses in domestic and certain international markets. Specialty Plastic Films' products include thin gauge embossed and printed films, elastomeric films and laminates of film and non-woven fabrics. These products are used primarily as moisture barriers in disposable infant diapers, adult incontinence products and feminine hygiene products, as protective barriers in single-use surgical and industrial gowns, drapes, equipment covers, and as packaging for hygienic products. Specialty Plastic Films' products are sold through the company's direct sales force primarily to multinational consumer and medical products companies.

Industry

     The specialty plastic films industry has been affected by several key trends over the past five years. These trends include the increased use of disposable products in emerging countries and favorable demographics in most countries, such as high birth rates in third world countries and the aging of the population. Other key trends representing significant opportunities for manufacturers include the continued demand for new advanced products such as breathable and laminated products and the need of major customers for global supply partners.

Key Competitive Strengths

     The company believes that the following strengths will continue to enhance the market position of Specialty Plastic Films:

     Technological Expertise and Product Development. The company believes that, as a result of ongoing research and development activities and continued capital investment, it is a leader in new product development for specialty plastic films and laminates. The company has developed technologically advanced embossed films, elastomeric films, breathable films, laminates and cloth-like barrier products for diapers, feminine hygiene products and disposable health care products. The company believes that its technical expertise and product development capabilities enhance its market position and customer relationships.

     Long-Term Customer Relationships and Expanding International Presence. The company has developed strong, long-term relationships with leading consumer and medical products companies. The company believes that these relationships, combined with its technological expertise, product development and production capabilities, have positioned it to meet changing customer needs, which the company expects will drive growth. In addition, the company believes its strong, long-term relationships provide it with increasing opportunities to enter new international markets, such as the Pacific Rim and Latin America.

Strategy

     The company seeks to expand its market presence for Specialty Plastic Films by capitalizing on its technological and manufacturing expertise and on its relationships with major international consumer products companies. Specifically, the company believes that it can increase its domestic sales and substantially expand internationally through continued product development and enhancement and by marketing its technologically advanced breathable films and laminates for use in all of its markets. The company believes that its Finotech joint venture and 1998 acquisition of Bohme (see European Operations) provide a strong platform for additional sales growth in certain international markets.

Products

     Specialty Plastic Films manufactures a wide variety of embossed and printed specialty films and laminates for the hygiene, healthcare and other markets. Specialty Plastic Films' products are used as moisture barriers for disposable infant diapers, adult incontinence and feminine hygiene products and as protective barriers in single-use surgical and industrial gowns, drapes, equipment covers and packaging. A specialty plastic film is a thin-gauge film (typically 0.0005" to 0.003") that is manufactured from polyolefin resins and engineered to provide certain performance characteristics. A laminate is the combination of a plastic film onto a non-woven fabric. These products are produced using both cast and blown extrusion and laminating processes. High speed, multi-color custom printing of films and customized embossing patterns further differentiate the products. The company's specialty plastic products typically provide a unique combination of performance characteristics that meet specific, proprietary customer needs. Examples of such characteristics include strength, breathability, barrier properties, processibility and aesthetic appeal.

Sales and Marketing

     The company sells its products primarily in the United States and Europe with sales also in Canada, Latin America and the Pacific Rim. The company utilizes an internal direct sales force and manufacturer representatives, organized by customer accounts. Senior management actively participates by developing and maintaining close contacts with customers.

     The company's largest customer is Procter & Gamble, which has accounted for a substantial portion of Specialty Plastic Films' sales over the last five years. The loss of this customer would have a material adverse effect on the company's business. Specialty plastic films also are sold to a diverse group of other leading consumer and health care companies.

Research and Development

     The company believes it is an industry leader in the research, design and development of specialty plastic films and laminate products. The company operates a technical center where approximately 30 chemists, scientists and engineers work independently and in strategic partnerships with the company's customers to develop new technologies, products and product applications. Currently, the company is engaged in several joint efforts with the research and development departments of its specialty plastic film customers.

     The company's research and development efforts have resulted in several inventions covering embossing patterns, improved processing methods, product applications and other proprietary technology. Recent new products include microporous breathable films and cost-effective cloth-like films and laminates. Microporous breathability provides for air flow while maintaining barrier properties resulting in improved comfort and skin care. Cloth-like films and laminates provide consumer preferred aesthetics such as softness and visual appeal.

European Operations

     In 1996, the company formed Finotech, a joint venture with Corovin GmbH, which is a manufacturer of non-woven fabrics headquartered in Germany and a subsidiary of BBA Group PLC, a publicly owned diversified U.K. manufacturer. The joint venture was created to develop, manufacture and market specialty plastic film and laminate products for use in the infant diaper, healthcare and other markets. Finotech, which is 60% owned by the company, focuses on selling its products in Europe.

     In 1997, Finotech constructed and began to operate a manufacturing facility in Germany, the cost of which was approximately $9 million. In 1998, Finotech had capital expenditures of approximately $22 million for new production lines. This expansion, which is being financed primarily by joint venture borrowings, is designed to meet anticipated demand under multi-year contracts with a major international consumer products company, and will increase Finotech's manufacturing capacity by approximately 200%.

     In July 1998, the company acquired Bohme Verpackungsfolien GmbH & Co., a German manufacturer of high-quality printed and conventional plastic packaging and specialty films with annual sales of approximately $35 million. The acquisition provides a platform to further expand Specialty Plastic Films' European operations and the opportunity to broaden the segment's product line by bringing Bohme technology and products to domestic and other international markets. These products include printed and unprinted film and flexible packaging for hygienic products.

Manufacturing and Raw Materials

     The company manufactures its specialty plastic film and laminate products on high-speed equipment designed to meet stringent tolerances. The manufacturing process consists of melting a mixture of polyolefin resins (primarily polyethylene) and additives, and forcing this mixture through a computer controlled die and rollers to produce embossed films. In addition, the lamination processes involve extruding the melted plastic films directly onto a non-woven fabric and adhesively bonding these materials to form a laminate. Through statistical process control methods, company personnel monitor and control the entire production process.

     Plastic resins, such as polyethylene and polypropylene, and non-woven fabrics are the basic raw materials used in the manufacture of substantially all of Specialty Plastic Films' products. The company currently purchases its plastic resins in pellet form from several suppliers. The purchases are made under annual supply agreements that do not specify fixed pricing terms. The non-woven fabrics are available from several suppliers.

Competition

     The market for the company's specialty plastic film and laminate products is highly competitive. The company has a number of competitors in the specialty plastic films and laminates market, some of which are larger and have greater resources than the company. Over the past several years the specialty plastic films industry has experienced periods of selling price reductions due to competitive pressures in connection with excess industry manufacturing capacity for commodity products. The company competes primarily on the basis of technical expertise, quality, service and price.

ELECTRONIC INFORMATION AND COMMUNICATION SYSTEMS

     The company, through its wholly-owned subsidiary, Telephonics, specializes in advanced electronic information and communication systems for defense, aerospace, civil, industrial and commercial markets worldwide. The company designs, manufactures, and provides logistical support for aircraft communication systems, radars, air traffic management systems, identification friend or foe ("IFF") equipment, transit communications and custom mixed-signal large scale integrated circuits. The company believes that it has a significant presence in the markets for airborne maritime surveillance radar and aircraft communication systems, two of the segment's largest product lines. In addition to its continued focus on defense applications, in recent years the company has adapted its technology to expand its presence in non-military government, commercial and international markets. As a result, approximately 50% of the Electronic Information and Communication Systems segment's fiscal 1998 net sales were to customers other than the United States government and its prime contractors and subcontractors on defense programs, as compared to approximately 30% in fiscal 1992.

     Some of the major programs in which the company currently participates include:

Description                        Customer                    Products
-----------                        --------                    --------
SH-60R                             Lockheed Martin             Multi-mode radar,
(U.S. Navy Multi-mission                                       intercommunication and
Helicopter)                                                    radio management and IFF
                                                               systems

NIMROD 2000 (U.K. Royal            British Aerospace           Integration of
Maritime Patrol Aircraft)                                      communications and radio
                                                               management systems

C-17 (U.S. Air Force               Boeing                      Integrated radio
Cargo Transport)                                               management and wireless
                                                               communication systems

AWACS (U.S. Air                    Boeing/NATO                 IFF and radio management
Force/NATO Airborne                                            systems
Warning and Control
System)

Joint-STARS (U.S. Air              Lockheed Martin             Intercommunication and
Force Airborne                                                 radio management systems
Surveillance System)

Maritime Patrol Radars             Sikorsky/Kaman              Airborne coastal
                                                               surveillance radars

Rail  Transit                      Kawasaki,   Bombardier      Car-borne communications
Communications                     and  others                 and vehicle health
                                                               monitoring systems for
                                                               rail cars

Industry

     The segment's market is comprised of defense and non-military government and commercial customers, both domestically and internationally.

     In recent years, the Electronic Information and Communication Systems segment has expanded its customer base with increasing emphasis on non-military government, commercial, industrial and new international markets. For example, sales to customers other than the U.S. Department of Defense and its contractors and subcontractors increased from approximately 30% of the segment's net sales in fiscal 1992 to approximately 50% of net sales in fiscal 1998.

     Although the United States defense budget has remained relatively constant in the last several years, the electronics procurement portion of the budget is expected to grow approximately 14% per year over the next 10 years, according to the Electronics Industry Association. This is due in part to the government's plan to upgrade the technology in existing weapon systems platforms rather than purchase entirely new platforms and systems.

     One of the major non-defense markets for the segment's products in the United States is the mass transit market. The company believes that both federal and local governments will increase funding over the next few years to upgrade the infrastructure of their mass transit systems. This market is serviced by a limited number of manufacturers who are capable of providing the required electronics and logistics support.

     Electronic Information and Communication Systems' commercial projects include contracts with Kawasaki, Bombardier, Breda and other rail suppliers for rail communications systems as well as with Boeing for aircraft intercommunication systems and audio products.

     In recent years, the segment has significantly expanded its customer base in international markets. The company's international projects include a contract with British Aerospace PLC as part of the United Kingdom's upgrade of the NIMROD surveillance aircraft and several contracts with the Civil Aviation Authority of China for air traffic management systems. The international market for custom mixed-signal large scale integrated circuits has continued to benefit from the increasing complexity of circuits needed for commercial electronic applications throughout the world. As a result of these and other developments, the segment's sales to international markets increased from 8% of net sales in fiscal 1992 to 44% of net sales in fiscal 1998.

Key Competitive Strengths

     The company believes that the following strengths will continue to enhance the market position of Electronic Information and Communication Systems:

     Innovative Design and Engineering Capability. The company believes that its reputation for innovative product design and engineering capabilities has enhanced its ability to secure, retain and expand key contracts in its markets. In addition, the company is capable of meeting a full range of customer requirements including product conceptual design, engineering, production and logistical support. As a result, the company has been successful in increasing its presence in both domestic and international markets and in applying its defense technologies in non-military markets.

     Broad Base of Long-Life Programs. The company participates in a range of long-term defense and non-military government programs, both domestically and internationally. The company has developed a base of installed products in these programs that generate significant recurring revenue and retrofit, spare parts and customer support sales. The company believes that its recent awards of significant contracts will add to its installed base and further enhance its ability to generate recurring revenues.

Strategy

     The company intends to increase the market penetration of Electronic Information and Communication Systems' products in the defense and non-military government markets both domestically and internationally by leveraging its design and engineering capabilities. For example, the company has applied such capabilities to develop an advanced imaging radar used in the U.S. Navy's SH-60R multi-mission helicopter. As a result, the company expects substantial sales growth as it transitions from development to the production phase of the SH-60R helicopter program, which is expected to occur in 2000. In addition, the company intends to continue to capitalize on the technology it has developed for defense programs by entering into new non-military government markets, as exemplified by contracts to provide car-borne communications systems for trains and subway cars.

Products

     The company manufactures specialized electronic products for a variety of niche applications. Electronic Information and Communication Systems products include communication systems, sensor systems, information and command and control systems, and custom mixed-signal large scale integrated circuits used in defense, non-military government and commercial markets.

     The company specializes in communication systems and products and is a leading manufacturer of aircraft intercommunication systems with products in digital and analog communication management, digital audio distribution and control, and communication systems integration. The company's communication products are used on the U.S. Navy SH-60R multi-mission helicopter, the United Kingdom's NIMROD surveillance aircraft, U.S. Air Force C-17 cargo transport and AWACS. The company has expanded its communications expertise into the mass transit rail market and its communication systems have been selected for installation by several major mass transit authorities, including the New York City Transit Authority, Long Island Railroad, Southeastern Pennsylvania Transit Authority, Massachusetts Bay Transit Authority and California Transit Authority. The company also manufactures audio products for commercial aircraft, such as headsets, microphones and handsets.

     The company's information and command and control systems include airborne maritime surveillance radar, air traffic management systems and landing systems. The company provides both the expertise and the equipment for detecting and tracking targets in a maritime environment and flight path management systems for air traffic control applications. Its maritime radar systems, which are used in more than 20 countries, are fitted aboard helicopters, fixed-wing aircraft and aerostats for use at sea. The company's aerospace electronic systems include IFF systems used by the U.S. Air Force and NATO on the AWACS aircraft and microwave landing systems used by NASA and other customers for ground and ship based applications.

     The company also manufactures custom mixed-signal large scale integrated circuits primarily for customers in the security, automotive and telecommunications industries, as well as for customers in the defense industry. Security applications include smoke and motion detectors as well as intrusion alarm systems. Major suppliers to the automotive industry feature the company's custom circuits in engine controllers, power window controllers, airbag sensors, fluid level sensors and rear window defoggers. In addition, the company's custom integrated circuits are important components in various computer peripheral devices.

Backlog

     The company's funded backlog for Electronic Information and Communication Systems was approximately $189 million on September 30, 1998, compared to $182 million on September 30, 1997.

Sales and Marketing

     Telephonics has approximately 15 technical business development personnel who act as the focal point for its marketing activities and approximately 30 sales representatives who introduce its products and systems to customers worldwide.

Research and Development

     A portion of Electronic Information and Communication Systems' product development activities are generally performed under government contracts. The segment also regularly updates its core technologies through internally funded research and development. The selection of these projects is based on available opportunities in the marketplace as well as input from the company's customers. These projects usually represent an evolution of existing products rather than entirely new pursuits. The company's recent internally funded research and development activities are exemplified by the development of a next generation airborne radar system and an all digital interior communication system.

Competition

     Electronic Information and Communication Systems competes with major manufacturers of electronic information and communication systems that have greater financial resources than the company, and with several smaller manufacturers of similar products. The company competes on the basis of technology, design, quality, price and program performance.

EMPLOYEES

     The company has approximately 5,400 employees located throughout the United States and in Europe. Approximately 100 of its employees are covered by collective bargaining agreements, primarily with affiliates of the AFL-CIO. The company believes its relationships with its employees are satisfactory.

OFFICERS OF THE REGISTRANT

                               Served as            Positions and
     Name               Age   Officer Since             Offices
     ----               ---   -------------         -------------
Harvey R. Blau          63        1983        Chairman of the Board and
                                               Chief Executive Officer
Robert Balemian         59        1976        President
Patrick L. Alesia       50        1979        Vice President and Treasurer
Edward I. Kramer        64        1997        Vice President, Administration and
                                               Secretary

ITEM 2 - PROPERTIES
         ----------
     The company occupies approximately 4,100,000 square feet of general office, factory and warehouse space and showrooms throughout the United States and in Germany. The following table sets forth certain information as to each of the company's major facilities:

                                                                Approximate     Owned
                                                                   Square         or
Location            Business Segment              Primary Use      Footage      Leased
--------            ----------------              -----------    -----------    ------

Jericho, NY         Corporate Headquarters        Office            10,000      Leased

Farmingdale,NY      Electronic Information        Manufacturing    167,000      Owned
                    and Communication
                    Systems

Huntington, NY      Electronic Information        Manufacturing     89,000      Owned
                    and Communication
                    Systems

Cincinnati, OH      Building Products             Office            44,000      Leased
                    Specialty Plastic Films

Cincinnati, OH      Building Products             Research and      49,000      Leased
                    Specialty Plastic Films       Development

Aschersleben,       Specialty Plastic Films       Manufacturing    395,000      Owned
Germany

Dombuhl,            Secialty Plastic Films        Manufacturing    398,000      Owned
Germany

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

Orlando, FL         Building Products             Manufacturing    196,000      Leased

Nesbitt, MS         Building Products             Manufacturing     40,000      Owned

Auburn, WA          Building Products             Manufacturing    123,000      Leased

Tempe, AZ           Building Products             Manufacturing    145,000      Leased

Commerce, CA        Building Products             Manufacturing     41,000      Leased

     The company also leases approximately 1,500,000 square feet of space for the Building Products' distribution centers and installation services locations in numerous facilities throughout the United States.

     The company has aggregate minimum annual rental commitments under real estate leases of approximately $10 million. The majority of the leases have escalation clauses related to increases in real property taxes on the leased property and some for cost of living adjustments. Certain of the leases have renewal and purchase options. All plants and equipment of the company are believed to be in adequate condition and contain sufficient space for current needs.

ITEM 3 - LEGAL PROCEEDINGS
         -----------------
     Department  of  Environmental   Conservation  with  Lightron   Corporation.
     ---------------------------------------------------------------------------
Lightron, a wholly-owned subsidiary of the company, once conducted operations at a location in Peekskill in the Town of Cortland, New York owned by ISC
Properties, Inc., a wholly-owned subsidiary of the company (the "Peekskill Site"). ISC Properties, Inc. sold the Peekskill Site in November 1982.

     Subsequently, the company was advised by the New York State Department of Environmental Conservation ("DEC") that random sampling at the Peekskill Site and in a creek near the Peekskill Site indicated concentrations of solvents and other chemicals common to Lightron's prior plating operations. ISC Properties has entered into a consent order with the DEC to perform a remedial investigation and prepare a feasibility study, which has been completed. Management believes, based on facts presently known to it, that the outcome of this matter will not have a material adverse effect on the company's consolidated financial position or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO
         A VOTE OF SECURITY HOLDERS
         --------------------------
     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II


ITEM 5 -  MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS
          -------------------------------------
     The company's Common Stock is listed for trading on the New York Stock Exchange. As of November 1, 1998 there were approximately 14,000 record holders. The following table shows for the periods indicated the quarterly range in the high and low sales prices for the company's Common Stock.

          FISCAL QUARTER ENDED      HIGH        LOW
                                   --------------------
          December 31, 1996        $12 1/4    $ 9 3/8
          March 31, 1997            14 5/8     11 7/8
          June 30, 1997             14 7/8     11 7/8
          September 30, 1997        16 1/4     14
          December 31, 1997         17 1/2     14 3/8
          March 31, 1998            17 3/8     14 11/16
          June 30, 1998             15 7/16    12 3/8
          September 30, 1998        13 15/16    7 15/16

ITEM 6 -  SELECTED FINANCIAL DATA
          -----------------------

                                      YEARS ENDED SEPTEMBER 30,
                ----------------------------------------------------------------------
                    1998           1997          1996           1995           1994
                    ----           ----          ----           ----           ----
  Net sales     $914,874,000  $770,227,000  $655,063,000   $506,116,000   $451,166,000
                ============  ============  ============   ============   ============
  Income from
    continuing
    operations  $ 29,321,000  $ 33,164,000  $ 28,067,000   $ 23,245,000   $ 29,394,000
                ============  ============  ============   ============   ============
    Per share:
     Basic      $        .96  $       1.12  $        .93   $        .73   $        .83
                ============  ============  ============   ============   ============
     Diluted    $        .94  $       1.06  $        .88   $        .69   $        .79
                ============  ============  ============   ============   ============
  Total assets  $487,938,000  $384,759,000  $311,169,000   $285,616,000   $293,215,000
                ============  ============  ============   ============   ============
  Long-term
    obligations $112,829,000  $ 53,854,000  $ 32,458,000   $ 16,074,000   $ 15,538,000
                ============  ============  ============   ============   ============

     No dividends on Common Stock were declared or paid during the five years ended September 30, 1998.

ITEM 7 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS
          ---------------------------------------
RESULTS OF OPERATIONS

Fiscal 1998 Compared to Fiscal 1997

        Net sales by business segment were as follows:

                                                             Percentage
                               1998             1997          Increase
                               ----             ----          --------
                                    (millions)
Building products             $590.5           $479.2          23.2%
Specialty plastic films        167.5            163.7           2.3%
Electronic information
 and communication systems     156.9            127.3          23.2%
                              ------           ------
                              $914.9           $770.2          18.8%
                              ======           ======

     Net sales of the building products segment increased by $111.3 million compared to 1997. Companies acquired during 1997 that are included in 1998 operating results for a full year accounted for approximately $75 million of the sales increase. Higher unit sales of garage doors resulting from continued strong demand in the residential and related retail markets contributed approximately $18 million of the increase. Sales increases in the segment's installation services business stemming from geographic expansion and internal growth, partly offset by the effect of competitive pricing on the segment accounted for the balance of the increase.

     Net sales of the specialty plastic films segment increased by $3.8 million compared to 1997. In July 1998 the specialty plastic films segment acquired a plastic packaging manufacturer located in Germany which accounted for a sales increase of $7.6 million. Lower than anticipated sales from new programs in the infant diaper market contributed to a modest increase in unit volume, the effects of which were offset by price competition in the commodity end of the segment's business, and a pass-through to customers of lower resin prices.

     Net sales of the electronic information and communication systems segment increased by $29.6 million, principally because of new program awards and increased funding levels on several programs in the segment's defense and international business. Included were sales of approximately $22 million, a $10 million increase compared to the prior year, under a contract to provide integrated radio management and communication systems for a United Kingdom coastal surveillance aircraft program that is projected to extend through 2003.

        Operating income by business segment was as follows:

                                                              Percentage
                                1998              1997     Increase/Decrease
                                ----              ----     -----------------
                                      (millions)
Building products              $35.0             $40.7          (14.1%)
Specialty plastic films          6.9               8.5          (18.6%)
Electronic information
 and communication systems      13.4              11.8           13.9%
                               -----             -----
                               $55.3             $61.0           (9.3)%
                               =====             =====

     Operating income of the building products segment decreased by $5.7 million compared to 1997. The effect of the sales growth was offset by competitive pricing pressures, capacity constraints and related manufacturing inefficiencies due to delay in implementing an additional production line, increased operating expenses associated with new distribution centers and certain manufacturing inefficiencies related to production of commercial doors. Orders in the garage door business remain strong. However, capacity constraints and continued competitive pricing impacted this segment's operating earnings. Additional capacity is being implemented and is expected to be in place early in fiscal 1999.

     Operating income of the specialty plastic films segment declined by $1.6 million compared to last year. The segment experienced decreased earnings in the first nine months of fiscal 1998 due to lower than anticipated sales from new programs and price competition in the commodity end of the segment's business. These decreases were partly offset by improving operating results in the last quarter of the year due to increased unit sales volume from new infant diaper programs and earnings from an acquired company. Although specialty plastic films continues to be affected by pricing pressures, it is anticipated that continued volume growth, principally in the segment's European operations, plus earnings from the acquired company for a full year will result in improved operating results in this segment.

     Operating income of the electronic information and communication systems segment increased by $1.6 million due to the increased sales.

     Net interest expense increased by $1.2 million compared to 1997 due to higher levels of outstanding debt in 1998 from acquisitions in 1997 and 1998, from borrowings to finance new production lines for specialty plastic films' joint venture and from lower investable balances in 1998.

Fiscal 1997 Compared to Fiscal 1996

     Net sales by business segment were as follows:

                                                             Percentage
                               1997             1996          Increase
                               ----             ----         ----------
                                    (millions)
Building products             $479.2           $404.8          18.4%
Specialty plastic films        163.7            127.4          28.5%
Electronic information
 and communication systems     127.3            122.9           3.6%
                              ------           ------          -----
                              $770.2           $655.1          17.6%
                              ======           ======          =====

     Net sales of the building products segment increased by $74.4 million compared to 1996. Acquired companies accounted for $34.2 million of the sales increase. Higher unit sales of garage doors resulting from continued strong demand in the residential and related retail markets, along with sales increases in the installation services business stemming from geographic expansion and internal growth, aggregated $38.8 million of the increase.

     Net sales of the specialty plastic films segment increased by $36.3 million over 1996, principally because of increased unit sales from growth in new programs for its major customer for the infant diaper market.


     Net sales of the electronic information and communication systems segment increased by $4.4 million compared to 1996, principally because of new program awards and increased funding levels on several programs in the segment's defense and international business.

     Operating income by business segment was as follows:

                                                              Percentage
                                 1997            1996      Increase/Decrease
                                 ----            ----      -----------------
                                     (millions)

Building products               $40.7            $33.1           23.2%
Specialty plastic films           8.5              9.0           (5.5%)
Electronic information
 and communication systems       11.8             11.0            7.5%
                                -----            -----           -----
                                $61.0            $53.1           15.1%
                                =====            =====

     Operating income of the building products segment increased by $7.6 million over 1996. Higher garage door unit sales, growth in the installation services business, earnings of acquired companies, operating efficiencies and lower raw material costs all contributed to the increase.

     Operating income of the specialty plastic films segment declined by $.5 million compared to 1996. New product development and start-up costs, increased raw material costs and price competition in the commodity end of the segment's business were the principal reasons for the decrease.

     Operating income of the electronic information and communication systems segment increased by $.8 million due to the increased sales.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow provided by operations for 1998 was $20.8 million, and working capital was $168.5 million at September 30, 1998.

     During 1998, the specialty plastic films segment acquired a plastic packaging manufacturer located in Dombuhl, Germany with annual sales of approximately $35 million whose purchase price of approximately $28 million was substantially financed by borrowings under a subsidiary's bank credit agreement.

     During the year, $5.6 million was used to acquire approximately 563,000 shares of the company's Common Stock. Since 1993, approximately 8.4 million shares of capital stock have been purchased for $76.7 million under the company's stock repurchase program.

     The company rents various real property and equipment through noncancellable operating leases. Related future minimum lease payments due in 1999 approximate $21 million and are expected to be funded through operating cash flows.

     In 1998 the company had fixed asset additions of $48 million, including construction and equipment costs of approximately $22 million for new production lines for its specialty plastic films joint venture in Germany, and approximately $10 million to upgrade and enhance strategic business systems. The balance of capital expenditures were principally made in connection with increasing production capacity and to improve manufacturing efficiency in the building products segment. During 1999 the company anticipates capital expenditures of approximately $40 to $45 million, primarily in the building products and specialty plastic films segments in connection with additional production capacity and manufacturing improvements, and the continuing systems upgrade program. There are no other significant commitments for future capital expenditures or investments, although it is likely that cash outflows for business acquisitions, capital expenditures and leases will continue.

     Anticipated cash flows from operations, together with existing cash, bank lines of credit and lease line availability, should be adequate to finance presently anticipated working capital and capital expenditure requirements and to repay long-term debt as it matures.

Year 2000

     The company had previously initiated programs to upgrade and enhance strategic business systems in order to replace aging technologies and provide the infrastructure to support growth in each of its business segments. In addition to other benefits that are anticipated from these upgrades and enhancements, the new systems are designed to be Year 2000 compliant, and play an important role in the company's overall Year 2000 strategy. The strategy is designed to address the company's application software, hardware and related operating platforms ("IT Systems"), embedded technology such as microcontrollers in production equipment or products, and third parties, principally suppliers and customers. Due to the diverse nature of the company's operations and other factors such as the number of facilities and degree of information systems centralization, these efforts are at varying stages of completion.

     In each of the company's business segments, identification of critical IT Systems was generally performed as a part of the segment's upgrade and enhancement program for strategic business systems. Assessment of identified, critical IT Systems for Year 2000 compliance for each business segment was also completed as a part of the segment's upgrade and enhancement program. Inventories and assessments of remaining systems are expected to be completed by the beginning of 1999.

     Within the electronic information and communication systems segment, most of the critical IT Systems have been replaced with systems that are Year 2000 compliant. Remediation efforts for the remaining critical IT Systems are underway and the replacement process is expected to be completed by June 1999. Remediation of non-critical IT Systems is anticipated to be completed by the beginning of 1999.

     The specialty plastic films segment has replaced all critical IT Systems with new systems that are Year 2000 compliant. Replacement of non-critical IT Systems is anticipated to be completed by March 1999.

     The building products segment initially estimated that Year 2000 issues would be addressed within the context of its existing upgrade and enhancement program. This program however, is running behind schedule, and alternative plans have been developed and are being implemented in order to remediate identified Year 2000 issues. These plans call for the application of software modifications to existing systems, though efforts to implement previously planned upgrades and enhancements are expected to continue. The inability of the company to timely implement the modifications due to the complexities and uncertainties inherent in developing, testing and implementing software, would adversely affect the segment's profitability due to increased operating costs and related inefficiencies.

     With respect to embedded technology, inventories and assessments in each of the company's business segments are in process and are expected to be completed in the beginning of 1999. Until the inventories and assessments are complete, it is not possible to determine what action, if any, will be required to be taken, or the likely result of inability to timely implement any required corrective action.

     In evaluating the impact of Year 2000 on significant third parties, each business segment will identify any such relationships and contact the parties involved or otherwise attain an understanding of such third parties' Year 2000 readiness. This process is underway and it is expected that significant third parties will be identified and contacted by the beginning of 1999. Until this process is completed, it is not possible to predict the likely outcome of any significant third parties' failure to attain Year 2000 compliance.

     The company estimates that aggregate capital expenditures for systems upgrade and enhancement programs will be approximately $40 million. Through September 30, 1998 the company had incurred approximately $21 million of such costs with the balance to be incurred through fiscal 2000. In addition, the company estimates that approximately $2 to $5 million will be expended for Year 2000 consulting costs. The company has not separately tracked all costs for Year 2000 efforts since such compliance was expected to be achieved as an ancillary benefit of budgeted systems upgrade and enhancement programs, or principally consist of payroll and related costs for information systems personnel.

FORWARD-LOOKING STATEMENTS

     All statements other than statements of historical fact included in this annual report, including without limitation statements regarding the company's financial position, business strategy, Year 2000 readiness and the plans and objectives of the company's management for future operations, are forward-looking statements. When used in this annual report, words such as "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate to the company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the company's management, as well as assumptions made by and information currently available to the company's management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, business and economic conditions, competitive factors and pricing pressures, capacity and supply constraints and the impact of any disruption or failure in normal business activities at the company and its customers and suppliers as a consequence of Year 2000 related problems. Such statements reflect the views of the company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the company.

ITEM 7A -  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
           ---------------------------------------------------------
     Management does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

ITEM 8 -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

     The financial statements of the company and its subsidiaries and the report thereon of Arthur Andersen LLP, dated November 5, 1998 are included herein:

     -    Report of Independent Public Accountants.

     -    Consolidated Balance Sheets at September 30, 1998 and 1997.

     - Consolidated Statements of Income, Cash Flows and Shareholders' Equity for the years ended September 30, 1998, 1997, 1996.

     -    Notes to Consolidated Financial Statements.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To Griffon Corporation:


We have audited the accompanying consolidated balance sheets of Griffon Corporation (a Delaware corporation) and subsidiaries as of September 30, 1998 and 1997 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Griffon Corporation and subsidiaries as of September 30, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.

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



                                  /s/ ARTHUR ANDERSEN LLP
                                      ARTHUR ANDERSEN LLP





Roseland, New Jersey
November 5, 1998

                               GRIFFON CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                              September 30,
                                                        1998               1997
                                                    ------------      ------------
ASSETS
Current Assets:
Cash and cash equivalents                           $ 19,326,000      $ 15,414,000
Marketable securities                                        ---         1,379,000
Accounts receivable, less allowance
  for doubtful accounts of $7,476,000
  in 1998 and $6,627,000 in 1997
  (Note 1)                                           114,784,000       105,050,000
Contract costs and recognized income
  not yet billed (Note 1)                             47,324,000        40,465,000
Inventories (Note 1)                                 104,517,000        88,123,000
Prepaid expenses and other current
  assets                                              20,675,000        13,676,000
                                                    ------------      ------------
  Total current assets                               306,626,000       264,107,000
                                                    ------------      ------------
Property, Plant and Equipment, at
  cost, net of depreciation and
  amortization (Note 1)                              132,214,000        77,080,000
                                                    ------------      ------------
Other Assets:
Costs in excess of fair value of
  net assets of businesses acquired,
  net (Note 1)                                        38,359,000        35,948,000
Other                                                 10,739,000         7,624,000
                                                    ------------      ------------
                                                      49,098,000        43,572,000
                                                    ------------      ------------
                                                    $487,938,000      $384,759,000
                                                    ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Notes payable and current portion of
  long-term debt                                    $  9,414,000      $  5,229,000
Accounts payable                                      62,542,000        50,634,000
Accrued liabilities (Note 1)                          63,178,000        65,760,000
Federal income taxes (Note 1)                          3,010,000         7,477,000
                                                    ------------      ------------
  Total current liabilities                          138,144,000       129,100,000
                                                    ------------      ------------
Long-Term Debt (Note 2)                              107,458,000        47,689,000
                                                    ------------      ------------
Minority Interest and Other (Note 2)                  12,247,000         6,165,000
                                                    ------------      ------------
Commitments and Contingencies (Note 4)

Shareholders' Equity (Note 3):
Preferred stock, par value $.25 per share,
  authorized 3,000,000 shares, no shares issued              ---               ---
Common stock, par value $.25 per share,
  authorized 85,000,000 shares, issued
  31,706,362 shares in 1998 and
  31,278,830 shares in 1997                            7,927,000         7,820,000
Capital in excess of par value                        40,053,000        34,564,000
Retained earnings                                    197,985,000       168,664,000
                                                    ------------      ------------
                                                     245,965,000       211,048,000
Less--
Deferred compensation                                 (2,053,000)       (2,621,000)
Treasury shares, at cost, 1,287,002
  common shares in 1998 and 603,700
  common shares in 1997                              (13,823,000)       (6,622,000)
                                                    ------------      ------------
  Total shareholders' equity                         230,089,000       201,805,000
                                                    ------------      ------------
                                                    $487,938,000      $384,759,000
                                                    ============      ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               GRIFFON CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                                      YEARS ENDED SEPTEMBER 30,
                                                1998           1997           1996
                                            ------------   ------------   ------------
       Net sales                            $914,874,000   $770,227,000   $655,063,000
       Cost of sales                         685,230,000    571,132,000    489,460,000
                                            ------------   ------------   ------------
                                             229,644,000    199,095,000    165,603,000
       Selling, general and administrative
         expenses                            180,211,000    144,663,000    118,085,000
                                            ------------   ------------   ------------
                                              49,433,000     54,432,000     47,518,000
                                            ------------   ------------   ------------
       Other income (expense):
         Interest expense                     (3,934,000)    (3,475,000)    (3,409,000)
         Interest income                         627,000      1,377,000      1,180,000
         Other, net                              416,000        699,000        668,000
                                            ------------   ------------   ------------
                                              (2,891,000)    (1,399,000)    (1,561,000)
                                            ------------   ------------   ------------
       Income from continuing operations
         before income taxes                  46,542,000     53,033,000     45,957,000
                                            ------------   ------------   ------------
       Provision for income taxes (Note 1):
         State and foreign                     4,027,000      3,102,000      2,663,000
         Federal                              13,194,000     16,767,000     15,227,000
                                            ------------   ------------   ------------
                                              17,221,000     19,869,000     17,890,000
                                            ------------   ------------   ------------
       Income from continuing operations      29,321,000     33,164,000     28,067,000
                                            ------------   ------------   ------------
       Discontinued operations, net of
         income tax effect                           ---            ---     (5,244,000)
                                            ------------   ------------   ------------
       Net income                           $ 29,321,000   $ 33,164,000   $ 22,823,000
                                            ============   ============   ============
       Basic earnings per share (Note 1):
         Income from continuing operations  $        .96   $       1.12   $        .93
         Discontinued operations                     ---            ---           (.18)
                                            ------------   ------------   ------------
           Net income                       $        .96   $       1.12   $        .75
                                            ============   ============   ============
       Diluted earnings per share (Note 1):
         Income from continuing operations  $        .94   $       1.06   $        .88
         Discontinued operations                     ---            ---           (.16)
                                            ------------   ------------   ------------
           Net income                       $        .94   $       1.06   $        .72
                                            ============   ============   ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               GRIFFON CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      YEARS ENDED SEPTEMBER 30,
                                                1998           1997          1996
                                            ------------  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                  $ 29,321,000  $ 33,164,000   $ 22,823,000
  Adjustments to reconcile net income       ------------  ------------   ------------
    to net cash provided by operating
    activities:
    Depreciation and amortization             16,255,000    11,452,000     10,317,000
    Provision for losses on accounts
      receivable                               1,907,000     1,312,000      1,166,000
    Deferred income taxes                     (1,039,000)    2,942,000     (2,557,000)
    Loss from discontinued operations                ---           ---      8,244,000
    Change in assets and liabilities:
      Increase in accounts receivable
        and contract costs and recognized
        income not yet billed                (15,070,000)  (15,750,000)   (13,422,000)
      (Increase) decrease in inventories     (14,058,000)      (21,000)     8,741,000
      (Increase) decrease in prepaid
        expenses and other assets             (5,587,000)   (7,120,000)     1,050,000
      Increase in accounts payable,
        accrued liabilities and
        Federal income taxes                   4,393,000    12,975,000      1,400,000
      Other changes, net                       4,677,000     2,321,000     (1,092,000)
                                            ------------  ------------   ------------
    Total adjustments                         (8,522,000)    8,111,000     13,847,000
                                            ------------  ------------   ------------
        Net cash provided by operating
          activities                          20,799,000    41,275,000     36,670,000
                                            ------------  ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in marketable  securities         1,379,000     2,918,000      7,900,000
Acquisition of property, plant and
   equipment                                 (48,002,000)  (25,793,000)    (9,359,000)
Proceeds from sales of discontinued
   operations                                        ---    10,518,000            ---
Acquired businesses                          (26,445,000)  (40,953,000)   (23,148,000)
(Increase) decrease in equipment lease
   deposits and other                          2,142,000      (585,000)     2,180,000
                                            ------------  ------------   ------------
        Net cash used in
          investing activities               (70,926,000)  (53,895,000)   (22,427,000)
                                            ------------  ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares                   (5,580,000)   (4,223,000)   (21,727,000)
Proceeds from issuance of long-term debt      60,600,000    41,183,000     34,000,000
Payments of long-term debt                    (1,062,000)  (24,004,000)   (16,537,000)
Increase (decrease) in short-term borrowings      65,000    (3,968,000)    (1,500,000)
Other, net                                        16,000     1,200,000       (289,000)
                                            ------------  ------------   ------------
        Net cash provided by (used in)
          financing activities                54,039,000    10,188,000     (6,053,000)
                                            ------------  ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                  3,912,000    (2,432,000)     8,190,000
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                     15,414,000    17,846,000      9,656,000
                                            ------------  ------------   ------------
 CASH AND CASH EQUIVALENTS AT END OF YEAR   $ 19,326,000  $ 15,414,000   $ 17,846,000
                                            ============  ============   ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               GRIFFON CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the Years Ended September 30, 1998, 1997 and 1996

                                                                CAPITAL IN
                                         COMMON STOCK            EXCESS OF      RETAINED       DEFERRED         TREASURY SHARES
                                    SHARES       PAR VALUE       PAR VALUE      EARNINGS     COMPENSATION    SHARES         COST
                                  ----------    -----------     -----------   ------------   ------------  ---------    -----------

Balances, September 30, 1995      31,081,499     $7,770,000     $52,149,000   $113,101,000   $  424,000      162,796    $ 1,277,000

Amortization of deferred
  compensation                           ---            ---             ---            ---     (345,000)        ---             ---
Cash dividend on Second
  Preferred Stock, Series I
  (Note 3)                               ---            ---             ---       (416,000)         ---         ---             ---
Purchase of treasury shares
  (Note 3)                               ---            ---             ---            ---          ---   2,189,100      21,727,000
Exercise of stock options
  (Note 3)                           148,750         37,000         364,000            ---          ---         ---             ---
Retirement of treasury shares     (2,000,000)      (500,000)    (19,649,000)           ---          ---  (2,017,000)    (20,153,000)
Other                                 23,599          6,000        (100,000)           ---      100,000         ---             ---
Net income                               ---            ---             ---     22,823,000          ---         ---             ---
                                  ----------     ----------     -----------   ------------   ----------  ----------    ------------
Balances, September 30, 1996      29,253,848      7,313,000      32,764,000    135,508,000      179,000     334,896       2,851,000

ESOP purchase of Common Stock
 (Note 3)                                ---            ---             ---            ---    3,000,000        ---              ---
Amortization of deferred
  compensation                           ---            ---             ---            ---     (658,000)       ---              ---
Conversion of Second
  Preferred Stock, Series I
  (Note 3)                         1,573,679        394,000             ---            ---          ---        ---              ---
Purchase of treasury shares
  (Note 3)                               ---            ---             ---            ---          ---    313,969        4,223,000
Exercise of stock options
  (Note 3)                           443,627        111,000       2,094,000            ---          ---        ---              ---
Retirement of treasury shares            ---            ---        (441,000)           ---          ---    (45,165)        (452,000)
Other                                  7,676          2,000         147,000         (8,000)     100,000        ---              ---
Net income                               ---            ---             ---     33,164,000          ---        ---              ---
                                  ----------     ----------     -----------   ------------   ----------  ----------    ------------
Balances, September 30, 1997      31,278,830      7,820,000      34,564,000    168,664,000    2,621,000    603,700        6,622,000

Amortization of deferred
  compensation                           ---            ---             ---            ---     (668,000)       ---              ---
Purchase of treasury shares
  (Note 3)                               ---            ---             ---            ---          ---    562,700        5,580,000
Exercise of stock options
  (Note 3)                           426,786        107,000       4,427,000            ---          ---        ---              ---
Retirement of treasury shares         (5,717)        (2,000)        (96,000)           ---          ---     (5,717)         (98,000)
Other                                  6,463          2,000       1,158,000            ---      100,000    126,319        1,719,000
Net income                               ---            ---             ---     29,321,000          ---        ---              ---
                                  ----------     ----------     -----------   ------------   ----------  ----------    ------------
Balances, September 30, 1998      31,706,362     $7,927,000     $40,053,000   $197,985,000   $2,053,000  1,287,002      $13,823,000
                                  ==========     ==========     ===========   ============   ==========  =========     ============

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

Cash flows, investments and credit risk

     The company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash payments for interest were approximately $5,353,000, $3,325,000 and $3,372,000 in 1998, 1997
and 1996, respectively.

     A substantial portion of the company's trade receivables are from customers of the building products segment whose financial condition is dependent on the construction and related retail sectors of the economy.

Foreign currency translation

     The financial statements of all foreign subsidiaries were prepared in their respective local currencies and translated into U.S. Dollars based on the current exchange rate at the end of the period for the balance sheet and average exchange rates for results of operations. Adjustments resulting from translation of foreign currency financial statements are not material.

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

Inventories

Inventories, stated at the lower of cost (first-in, first-out or average) or market, include material, labor and manufacturing overhead costs and are comprised of the following:

                                              SEPTEMBER 30,
                                          1998             1997
                                     ------------      -----------
       Finished goods                $ 58,176,000      $43,722,000
       Work in process                 27,011,000       21,228,000
       Raw materials and supplies      19,330,000       23,173,000
                                     ------------      -----------
                                     $104,517,000      $88,123,000
                                     ============      ===========

Property, plant and equipment

     Depreciation of property, plant and equipment is provided primarily on a straight-line basis over the estimated useful lives of the assets.

     Leasehold improvements are amortized over the life of the lease or life of the improvement, whichever is shorter.

     Property, plant and equipment consists of the following:

                                              SEPTEMBER 30,
                                          1998            1997
                                      ------------   ------------
     Land, buildings and building
       improvements                   $ 31,359,000   $ 28,568,000
     Machinery and equipment           153,066,000     93,461,000
     Leasehold improvements             10,518,000      8,724,000
                                      ------------   ------------
                                       194,943,000    130,753,000
     Less--Accumulated
       depreciation and
       amortization                     62,729,000     53,673,000
                                      ------------   ------------
                                      $132,214,000   $ 77,080,000
                                      ============   ============

Acquisitions and costs in excess of fair value of net assets of businesses acquired ("Goodwill")

     In July 1998 the company  acquired  Bohme  Verpackungsfolien  GmbH & Co., a
German plastic packaging manufacturer with annual sales of approximately $35,000,000. The purchase price of approximately $28,000,000 was substantially financed by borrowings under a subsidiary's bank credit agreement.

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

     The above acquisitions have been accounted for as purchases and resulted in an increase in goodwill of $3,883,000 in 1998 and $14,158,000 in 1997. Goodwill is being amortized on a straight-line basis over a period of forty years. At September 30, 1998 and 1997, accumulated amortization of goodwill was $7,505,000 and $6,032,000, respectively. The operating results of acquired businesses have been included in the consolidated statements of income since the dates of acquisition.

Income taxes

          The provision for income taxes included in continuing operations is comprised of the following:

                          1998            1997           1996
                      -----------     ----------     -----------
     Current          $18,260,000     $16,927,000    $17,447,000
     Deferred          (1,039,000)      2,942,000        443,000
                      -----------     -----------    -----------
                      $17,221,000     $19,869,000    $17,890,000
                      ===========     ===========    ===========

     The deferred taxes result primarily from differences in the reporting of depreciation, the allowance for doubtful accounts and other nondeductible accruals.

     Cash  payments  for  income  taxes  were   $19,670,000,   $15,328,000   and
$16,525,000 in 1998, 1997 and 1996, respectively.

     The following table indicates the significant elements contributing to the difference between the U.S. Federal statutory tax rate and the company's effective tax rate:

                                       1998     1997      1996
                                       ----     ----      ----

          U.S. Federal statutory
            tax rate                   35.0%    35.0%     35.0%
          State and foreign
            income taxes                5.6      3.8       3.8
          Other                        (3.6)    (1.3)       .1
                                       ----     ----      ----
          Effective tax rate           37.0%    37.5%     38.9%
                                       ====     ====      ====

Research and development costs

     Research and development costs not recoverable under contractual arrangements are charged to expense as incurred. Approximately $11,900,000, $7,700,000 and $5,500,000 in 1998, 1997 and 1996, respectively, was incurred on such research and development.

Accrued liabilities

     At September 30, 1998 and 1997, accrued liabilities included $17,960,000 and $17,845,000, respectively, for payroll and other employee benefits.

Earnings per share

     Statement of Financial Accounting Standards No. 128, "Earnings per Share", which became effective for fiscal 1998, establishes new standards for computing and presenting earnings per share (EPS). The new standard requires the presentation of basic EPS and diluted EPS and the restatement of previously reported EPS amounts.

     Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Income available to common shareholders used in determining basic EPS ($29,321,000 in 1998, $33,157,000 in 1997 and $27,651,000 in 1996) reflects deductions for Preferred Stock dividends ($7,000 in 1997 and $416,000 in 1996). The weighted average number of shares of common stock used in determining basic EPS was 30,553,000 in 1998, 29,664,000 in 1997 and 29,728,000 in 1996.

     Diluted EPS is calculated by dividing income available to common shareholders, adjusted to add back dividends or interest on convertible securities, by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with potentially dilutive securities. Income available to common shareholders used in determining diluted EPS was $29,321,000 in 1998, $33,164,000 in 1997 and $28,067,000 in 1996. The weighted average number of shares of common stock used in determining diluted EPS was 31,316,000 in 1998, 31,231,000 in 1997 and 31,915,000 in 1996 and reflects additional shares in connection with convertible Preferred Stock (642,000 shares in 1997 and 1,663,000 shares in 1996) and stock option and other stock-based compensation plans (763,000 shares in 1998, 925,000 shares in 1997, and 524,000 shares in 1996).

Start-up costs

     In 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities." SOP 98-5, which becomes effective for the fiscal year ended September 30, 2000, sets accounting standards in connection with accounting and financial reporting related to costs of start-up activities. This SOP requires that, at the effective date of adoption, costs of start-up activities previously capitalized be reported as a cumulative effect of a change in accounting principle, and further requires that such costs incurred subsequent to adoption be expensed. Management anticipates that adoption of SOP 98-5 will not have a material effect on financial position or results of operations.

2. LONG-TERM DEBT:

     The company has a loan agreement with two banks which provides for up to $80,000,000 of revolving credit through 2000, after which outstanding borrowings may be converted into a five-year term loan. Borrowings bear interest at rates (7.2% as of September 30, 1998) based upon LIBOR or at the prime rate and are secured by the capital stock of certain of the company's subsidiaries. This credit agreement was utilized to finance acquisitions (see Note 1) and to finance purchases of the company's Common Stock. As of September 30, 1998, $50,500,000 was outstanding under this agreement.

     In April 1998 the company's German joint venture entered into a credit agreement with a bank to finance new production lines. The agreement provides for borrowings of approximately $28,000,000, payable in installments through 2001, and bears interest at rates (4.5% as of September 30, 1998) based upon LIBOR. As of September 30, 1998 approximately $22,460,000 was outstanding under the agreement.

     In connection with an acquisition in July 1998 (see Note 1), a subsidiary of the company entered into a credit agreement with a bank for borrowings of approximately $20,000,000, payable in installments through 2005. Outstanding borrowings under the agreement bear interest at rates (4.4% as of September 30, 1998) based upon LIBOR.

     The balance of the company's long-term debt outstanding at September 30, 1998 relates primarily to real estate mortgages, with interest rates ranging from 8.5% to 8.9% and maturities through 2006.

     The following are the maturities of long-term debt outstanding at September 30, 1998 for each of the succeeding five years:

                         1999           $ 6,651,000
                         2000            10,622,000
                         2001            27,067,000
                         2002            20,037,000
                         2003            13,601,000

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

     The company has stock option plans under which options for an aggregate of 5,850,000 shares of Common Stock may be granted. As of September 30, 1998 options for 1,085,500 shares remain available for future grants. The plans provide for the granting of options at an exercise price of not less than 100% of the fair market value per share at date of grant. Options generally expire ten years after date of grant and become exercisable in installments as determined by the Board of Directors. Transactions under the plans are as follows:

                                            NUMBER    WEIGHTED AVERAGE
                                           OF SHARES   EXERCISE PRICE
                                           ---------  ----------------
Outstanding at September 30,
  1995                                     2,296,750       $ 6.60
Granted                                      618,000       $ 8.84
Exercised                                   (148,750)      $ 2.70
Terminated                                   (22,000)      $ 8.13
                                           ---------
Outstanding at September 30,
  1996                                     2,744,000       $ 7.30
Granted                                      776,500       $13.44
Exercised                                   (217,214)      $ 7.36
Terminated                                    (3,250)      $ 8.04
                                           ---------
Outstanding at September 30,
  1997                                     3,300,036       $ 8.74
Granted                                    2,061,500       $13.35
Exercised                                   (426,786)      $ 4.06
Terminated                                   (43,250)      $13.10
                                           ---------
Outstanding at September 30,
  1998                                     4,891,500       $11.05
                                           =========

At September 30, 1998 option groups outstanding and exercisable are as follows:

                                     Outstanding Options
                              -------------------------------------
                                              Weighted      Weighted
                                               Average       Average
      Range of                Number of       Remaining     Exercise
   Exercise Price              Options          Life          Price
    --------------             ---------       ---------     --------
   $11.125 to $15.75          2,767,000       9.2 years     $13.37
   $6.625 to $9.375           2,124,500       6.2             8.03

                                      Exercisable Options
                              -------------------------------------
                                                           Weighted
                                                            Average
     Range of                 Number of                    Exercise
   Exercise Price              Options                       Price
   --------------             ---------                    --------
   $13.50                       363,250                     $13.50
   $6.625 to $9.375           2,118,500                       8.03

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", became effective for the fiscal year beginning October 1, 1996, and permits an entity to continue to account for employee stock-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees", or adopt a fair value based method of accounting for such compensation. The company has elected to continue to account for stock-based compensation under Opinion No. 25. Accordingly, no compensation expense has been recognized in connection with options granted. Had compensation expense for options granted been determined based on the fair value at the date of grant in accordance with Statement No. 123, the company's net income and earnings per share would have been as follows:

                                1998              1997             1996
                                ----              ----             ----
Net income
  As reported                $29,321,000       $33,164,000     $22,823,000
  Pro forma                   24,902,000        31,099,000      22,209,000

Earnings per share
  As reported -
    Basic                           $.96             $1.12            $.75
    Diluted                          .94              1.06             .72

  Pro forma -
    Basic                           $.82             $1.05            $.73
    Diluted                          .80              1.00             .70

     The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of options granted in fiscal 1998, 1997 and 1996 were $6.52, $6.96 and $4.58, respectively, based upon the following weighted average assumptions: expected volatility (.350 in 1998, .372 in 1997 and .397 in 1996), risk-free interest rate (5.67% in 1998, 6.40% in 1997 and 5.57% in 1996), expected life (7 years in
1998, 1997 and 1996), and expected dividend yield (0% in 1998, 1997 and 1996).

     The company has an Outside Director Stock Award Plan (the "Outside Director Plan"), which was approved by the shareholders in 1994, under which 300,000 shares may be issued to non-employee directors. Annually, each eligible director is awarded shares of the company's Common Stock having a value of $10,000 which vests over a three-year period. For shares issued under the Outside Director Plan, the fair market value of the shares at the date of issuance will be amortized to compensation expense over the vesting period. The related deferred compensation has been reflected as a reduction of shareholders' equity. In 1998, 1997 and 1996, 6,660, 7,690 and 10,740 shares, respectively, were issued under the Outside Director Plan.

     As of September 30, 1998, a total of approximately 6,700,000 shares of the company's authorized Common Stock were reserved for issuance primarily in connection with stock option plans.

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


     Future minimum payments under noncancellable operating leases consisted of the following at September 30, 1998:

               1999                      $20,600,000
               2000                       14,400,000
               2001                        9,700,000
               2002                        5,200,000
               2003                        3,400,000
               Later years                 5,700,000

     Rent  expense  for  all  operating  leases,   net  of  subleases,   totaled
approximately  $24,500,000,  $19,800,000 and $19,000,000 in 1998, 1997 and 1996,
respectively.

     The company is subject to various laws and regulations concerning the environment and is currently participating in proceedings under these laws involving sites formerly owned or occupied by the company. These proceedings are at a preliminary stage, and it is impossible to estimate with any certainty the amount of the liability, if any, of the company, or the total cost of remediation and the timing and extent of remedial actions which may ultimately be required by governmental authorities. However, management believes, based on facts presently known to it, that the outcome of such proceedings will not have a material adverse effect on the company's consolidated financial position or results of operations.

5.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

        Quarterly results of operations for the years ended September 30, 1998 and 1997 are as follows:

                                             QUARTERS ENDED
                       ----------------------------------------------------------
                       SEPTEMBER 30,     JUNE 30,       MARCH 31,    DECEMBER 31,
                           1998            1998           1998          1997
                       ------------   ------------    ------------  -------------
   Net sales           $256,577,000   $229,407,000    $199,859,000  $229,031,000
   Gross profit          65,847,000     57,113,000      48,761,000    57,923,000
   Net income            10,935,000      6,753,000       3,118,000     8,515,000
   Earnings per share of
    common stock:
    Basic                      $.36           $.22            $.10          $.28
    Diluted                    $.35           $.22            $.10          $.27


                                             QUARTERS ENDED
                       ----------------------------------------------------------
                       SEPTEMBER 30,     JUNE 30,       MARCH 31,    DECEMBER 31,
                           1997            1997           1997          1996
                       ------------   ------------    ------------  -------------
   Net sales           $234,556,000   $193,120,000    $160,807,000  $181,744,000
   Gross profit          62,015,000     50,810,000      40,287,000    45,983,000
   Net income            12,379,000      8,882,000       4,383,000     7,520,000
   Earnings per share of
    common stock:
    Basic                      $.41           $.29            $.15          $.26
    Diluted                    $.40           $.29            $.14          $.24

     Earnings per share are computed independently for each of the quarters presented, on the basis described in Note 1. The sum of the quarters may not be equal to the full year earnings per share amounts.

6.  BUSINESS SEGMENTS:

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

          Information on the company's business segments is as follows:

                                                  SEPTEMBER 30,
                                       1998           1997           1996
                                   ------------   ------------   ------------
Net sales --
Building products                  $590,507,000   $479,211,000   $404,781,000
Electronic information and
  communication systems             156,864,000    127,298,000    122,880,000
Specialty plastic films             167,503,000    163,718,000    127,402,000
                                   ------------   ------------   ------------
                                   $914,874,000   $770,227,000   $655,063,000
                                   ============   ============   ============

Operating income --
Building products                  $ 34,956,000   $ 40,708,000   $ 33,051,000
Electronic information and
  communication systems              13,425,000     11,785,000     10,959,000
Specialty plastic films               6,953,000      8,541,000      9,035,000
                                   ------------   ------------   ------------
Total operating income               55,334,000     61,034,000     53,045,000
General corporate expenses           (5,485,000)    (5,903,000)    (4,859,000)
Interest expense, net                (3,307,000)    (2,098,000)    (2,229,000)
                                   ------------   ------------   ------------
Income from continuing operations
  before income taxes              $ 46,542,000   $ 53,033,000   $ 45,957,000
                                   ============   ============   ============
Identifiable assets --
Building products                  $219,038,000   $201,365,000   $136,429,000
Electronic information and
  communication systems             114,723,000    104,059,000     97,781,000
Specialty plastic films             136,744,000     63,686,000     47,370,000
Corporate                            17,433,000     15,649,000     29,589,000
                                   ------------   ------------   ------------
                                   $487,938,000   $384,759,000   $311,169,000
                                   ============   ============   ============
Capital expenditures --
Building products                  $ 15,274,000   $  8,709,000   $  3,962,000
Electronic information and
  communication systems               3,889,000      3,817,000      2,082,000
Specialty plastic films              28,765,000     13,247,000      3,160,000
Corporate                                74,000         20,000        155,000
                                   ------------   ------------   ------------
                                   $ 48,002,000   $ 25,793,000   $  9,359,000
                                   ============   ============   ============
Depreciation and amortization --
Building products                  $  7,577,000   $  5,986,000   $  4,964,000
Electronic information and
  communication systems               2,698,000      2,222,000      2,402,000
Specialty plastic films               5,466,000      2,680,000      2,461,000
Corporate                               514,000        564,000        490,000
                                   ------------   ------------   ------------
                                   $ 16,255,000   $ 11,452,000   $ 10,317,000
                                   ============   ============   ============

     Sales to the United States Government and its agencies, either as a prime contractor or subcontractor, aggregated approximately $79,000,000 for 1998, $65,000,000 for 1997 and $69,000,000 for 1996, all of which are included in the electronic information and communication systems segment. Sales to a customer of the specialty plastic films segment were approximately 10%, 11% and 7% of consolidated net sales in 1998, 1997 and 1996, respectively. Sales between business segments are not material. In computing operating income, none of the following have been added or deducted -- general corporate expenses, net interest income or expense, income taxes and minority interest. Assets by business segment are those identifiable assets that are used in the company's operations in each segment.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ------------------------------------------------------------
   None.
                                    PART III
                                    --------

     The information required by Part III is incorporated by reference to the company's definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in February, 1999, to be filed with the Securities and Exchange Commission within 120 days following the end of the company's fiscal year ended September 30, 1998. Information relating to the officers of the Registrant appears under Item 1 of this report.

                                     PART IV
                                     -------

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K
          ----------------------------------------
   The following consolidated financial statements of Griffon Corporation and subsidiaries are included in Item 8:

                                                                       Page
                                                                       ----
  (a) 1. Financial Statements
         --------------------
      Consolidated Balance Sheets at September 30,
           1998 and 1997............................................... 21

      Consolidated Statements of Income for the Years
           Ended September 30, 1998, 1997 and 1996..................... 22

      Consolidated Statements of Cash Flows for the
           Years Ended September 30, 1998, 1997 and 1996............... 23

      Consolidated Statements of Shareholders' Equity
           for the Years Ended September 30, 1998, 1997
           and 1996.................................................... 24

      Notes to Consolidated Financial Statements....................... 25

                                                          Page
                                                          ----
(a) 2. Schedule
       --------
II  Valuation and Qualifying Accounts..................    S-1

     Schedules  other  than  those  listed  are  omitted  because  they  are not
     applicable  or  because  the  information   required  is  included  in  the
     consolidated financial statements.

(b) Reports on Form 8-K:
    -------------------
  None

(c)    Exhibits:
       ---------
Exhibit No.

3.1 Restated Certificate of Incorporation (Exhibit 3.1 of Annual Report on Form 10-K for the year ended September 30, 1995)

3.2 By-laws as amended (Exhibit 3 of Current Report on Form 8-K dated November 8, 1994)

4.1 Rights Agreement dated as of May 9, 1996 between Registrant and American Stock Transfer Company (Exhibit 1.1 of Current Report on Form 8-K dated May 9, 1996)

4.2 Loan Agreement dated June 8, 1995 between the Registrant and lending institutions (Exhibit 4.2 of Annual Report on Form 10-K for the year ended September 30, 1995)

4.3 Amendment effective as of October 31, 1997 to Loan Agreement dated June 8, 1995 between the Registrant and lending institutions (Exhibit 4.3 of Annual Report on Form 10-K for the year ended September 30, 1997)

10.1 Employment Agreement dated as of October 1, 1998 between the Registrant and Harvey R. Blau (Exhibit 10.1 of Current Report on Form 8-K dated
     November 5, 1998)

10.2 Employment Agreement dated as of October 1, 1998 between the Registrant and Robert Balemian (Exhibit 10.2 of Current Report on Form 8-K dated
     November 5, 1998)

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

10.5 Non-Qualified Stock Option Plan (Exhibit 10.12 of Annual Report on Form 10-K for the year ended September 30, 1988)

10.6 Form of Indemnification Agreement between the Registrant and its officers and directors (Exhibit 28 to Current Report on Form 8-K dated May 3, 1990)

10.7 Outside Director Stock Award Plan(Exhibit 4 of Form S-8 Registration Statement No. 33-52319)

10.8 1995 Stock Option Plan (Exhibit 4 of Form S-8 Registration Statement No. 33-57683)

10.9 1997 Stock Option Plan (Exhibit 4.2 of Form S-8 Registration Statement No. 333-21503)

10.10 1998 Stock Option Plan (Exhibit 4.1 of Form S-8 Registration Statement No. 333-62319)

10.11 Senior Management Incentive Compensation Plan (Exhibit 4.2 of Form S-8 Registration Statement No. 333-62319)

10.12 1998 Employee and Director Stock Option Plan, as amended (Exhibit 4.3 of Form S-8 Registration Statement No. 333-62319)

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

                                                        State of
               Name of Subsidiary                     Incorporation
               ------------------                     -------------
               Clopay Corporation                       Delaware
               Telephonics Corporation                  Delaware

23*  Consent of Arthur Andersen LLP

27*  Financial Data Schedule (for electronic submission only)

----
     * Filed herewith. All other exhibits are incorporated herein by reference to the exhibit indicated in the parenthetical references.

     The following undertakings are incorporated into the company's Registration
Statements  on  Form  S-8  (Registration  Nos.  33-39090,   33-62966,  33-52319,
33-57683, 333-21503 and 333-62319).

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of December, 1998.

                                               GRIFFON CORPORATION

                                               By: /s/ Harvey R. Blau
                                                  ------------------------------
                                                     Harvey R. Blau
                                                   Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 10, 1998 by the following persons in the capacities indicated:

/s/ Harvey R. Blau                Chairman of the Board
Harvey R. Blau                    (Principal Executive Officer)

/s/ Robert Balemian               President and Director
Robert Balemian                   (Principal Operating and Financial Officer)

/s/ Patrick L. Alesia             Vice President and Treasurer
Patrick L. Alesia                 (Chief Accounting Officer)

/s/ Henry A. Alpert               Director
Henry A. Alpert

/s/ Bertrand M. Bell              Director
Bertrand M. Bell

/s/ Robert Bradley                Director
Robert Bradley

/s/ Abraham M. Buchman            Director
Abraham M. Buchman

/s/ Clarence A. Hill, Jr.         Director
Clarence A. Hill, Jr.

/s/ Ronald J. Kramer              Director
Ronald J. Kramer

/s/ James W. Stansberry           Director
James W. Stansberry

/s/ Martin S. Sussman             Director
Martin S. Sussman

/s/ William H. Waldorf            Director
William H. Waldorf

/s/ Lester L. Wolff               Director
Lester L. Wolff

                                                                     SCHEDULE II

                      GRIFFON CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

                                                             Additions                   Deductions
                                                     --------------------------   ----------------------
                                        Balance at   Charged to    Charged to      Accounts                     Balance at
                                        Beginning    Profit and      Other         Written                        End
Description                             of Period       Loss        Accounts         Off          Other         of Period
-----------                             ---------    ----------   -------------   ----------    ---------       ----------
FOR THE YEAR ENDED SEPTEMBER 30, 1998:
  Allowance for doubtful accounts       $6,627,000   $1,907,000   $  243,000      $1,301,000    $     ---       $7,476,000
                                        ==========   ==========   ==========      ==========    =========       ==========
FOR THE YEAR ENDED SEPTEMBER 30, 1997:
  Allowance for doubtful accounts       $4,519,000   $1,312,000   $1,719,000 (1)  $  923,000    $     ---       $6,627,000
                                        ==========   ==========   ==========      ==========    =========       ==========
FOR THE YEAR ENDED SEPTEMBER 30, 1996:
  Allowance for doubtful accounts       $3,727,000   $1,166,000   $2,530,000 (1)  $2,213,000    $ 691,000 (2)   $4,519,000
                                        ==========   ==========   ==========      ==========    =========       ==========

    (1)  Principally related to acquired businesses.
    (2)  Represents reclassification of amounts related to discontinued operations.