Form 10-Q
period 1998-12-31
GRIFFON CORP
filed 1999-02-09
CIK 50725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

                                       OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from           to
                               ---------    ---------

Commission File Number:  1-6620


                               GRIFFON CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                        11-1893410
-------------------------------                        -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


100 JERICHO QUADRANGLE, JERICHO, NEW YORK                    11753
-----------------------------------------                  ----------
(Address of principal executive offices)                   (Zip Code)

                                 (516) 93 8-5544
               --------------------------------------------------
              (Registrant's telephone number, including area code)


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 30,434,237 shares of Common Stock as of January 31, 1999.

                                    FORM 10-Q
                                    ---------
                                    CONTENTS
                                    --------
                                                                            PAGE
                                                                            ----
PART I -  FINANCIAL INFORMATION (Unaudited)
          ---------------------
          Condensed Consolidated Balance Sheets at December 31, 1998
          and September 30, 1998 ...........................................  1

          Condensed Consolidated Statements of Income for the Three
          Months Ended December 31, 1998 and 1997 ..........................  3

          Condensed Consolidated Statements of Cash Flows for the Three
          Months Ended December 31, 1998 and 1997 ..........................  4

          Notes to Condensed Consolidated Financial Statements .............  5

          Management?s Discussion and Analysis of Financial
          Condition and Results of Operations ..............................  7

          Quantitive and Qualitative Disclosure about Market Risk...........  8

PART II - OTHER INFORMATION

          Item 1:  Legal Proceedings .......................................  9

          Item 2:  Changes in Securities ...................................  9

          Item 3:  Defaults upon Senior Securities .........................  9

          Item 4:  Submission of Matters to a Vote of Security Holders .....  9

          Item 5:  Other Information .......................................  9

          Item 6:  Exhibits and Reports on Form 8-K ......................... 9

          Signature .........................................................10

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                December 31,    September 30,
                                                   1998             1998
                                                ------------    -------------
                                                (Unaudited)        (Note 1)
ASSETS
------
   CURRENT ASSETS:

     Cash and cash equivalents                 $ 16,191,000      $ 19,326,000

     Accounts receivable, less allowance
       for doubtful accounts                    117,980,000       114,784,000

     Contract costs and recognized
       income not yet billed                     51,314,000        47,324,000

     Inventories (Note 2)                       104,116,000       104,517,000

     Prepaid expenses and other current
       assets                                    21,404,000        20,675,000
                                               ------------      ------------
        Total current assets                    311,005,000       306,626,000

   PROPERTY,  PLANT AND EQUIPMENT
      at cost,  less  accumulated  depreciation
      and amortization of $67,019,000 at
      December 31, 1998 and $62,729,000 at
      September 30, 1998                        134,814,000       132,214,000

   OTHER ASSETS                                  51,253,000        49,098,000
                                               ------------      ------------
                                               $497,072,000      $487,938,000
                                               ============      ============

           See notes to condensed consolidated financial statements.

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                 December 31,   September 30,
                                                     1998            1998
                                                 ------------   -------------
                                                 (Unaudited)       (Note 1)

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
   CURRENT LIABILITIES:

     Accounts and notes payable                 $ 65,428,000     $ 65,305,000
     Other current liabilities                    66,742,000       72,839,000
                                                ------------     ------------
       Total current liabilities                 132,170,000      138,144,000
                                                ------------     ------------
   LONG-TERM DEBT                                114,003,000      107,458,000
                                                ------------     ------------
   MINORITY INTEREST AND OTHER                    12,424,000       12,247,000
                                                ------------     ------------
   SHAREHOLDERS' EQUITY:
   Preferred stock, par value $.25 per share,
     authorized 3,000,000 shares, no shares
      issued                                             ---             ---
   Common Stock, par value $.25 per share,
     authorized 85,000,000 shares, issued
     31,721,239 shares at December 31, 1998
     and 31,706,362  shares at September 30,
     1998;  1,287,002 shares in treasury
     at December 31, 1998 and September 30,
     1998                                          7,930,000        7,927,000

   Other shareholders' equity                    230,545,000      222,162,000
                                                ------------     ------------
      Total shareholders' equity                 238,475,000      230,089,000
                                                ------------     ------------
                                                $497,072,000     $487,938,000
                                                ============     ============

           See notes to condensed consolidated financial statements.

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
                                  (Unaudited)

                                               THREE MONTHS ENDED DECEMBER 31,
                                               -------------------------------
                                                   1998              1997
                                                   ----              ----
Net sales                                      $258,557,000      $229,031,000

Cost of sales                                   196,431,000       171,108,000
                                                -----------      ------------
       Gross profit                              62,126,000        57,923,000

Selling, general and administrative
   expenses                                      49,334,000        43,618,000
                                                -----------      ------------
       Income from operations                    12,792,000        14,305,000
                                                -----------      ------------
Other income (expense):
   Interest expense                              (1,498,000)         (965,000)
   Interest income                                   61,000           207,000
   Other, net                                        (3,000)          (31,000)
                                                -----------      ------------
                                                 (1,440,000)         (789,000)
                                                -----------      ------------
       Income before income taxes                11,352,000        13,516,000
                                                -----------      ------------
Provision for income taxes:
   Federal                                        3,374,000         3,935,000
   State and other                                  826,000         1,066,000
                                                -----------      ------------
                                                  4,200,000         5,001,000
                                                -----------      ------------
       Net income                               $ 7,152,000      $  8,515,000
                                                ===========      ============
Earnings per share of common stock (Note 3):

   Basic                                        $       .24      $        .28
                                                ===========      ============
   Diluted                                      $       .23      $        .27
                                                ===========      ============

           See notes to condensed consolidated financial statements.

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (Unaudited)

                                                     THREE MONTHS ENDED DECEMBER 31,
                                                     -------------------------------
                                                          1998             1997
                                                          ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                            $ 7,152,000      $ 8,515,000
                                                      -----------      -----------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                      5,223,000        3,271,000
     Provision for losses on accounts receivable          447,000          403,000
     Change in assets and liabilities:
       (Increase)decrease in accounts receivable and
         contract costs and recognized income
         not yet billed                                (7,633,000)       2,216,000
       Decrease in inventories                            401,000        5,051,000
       Increase in prepaid expenses and other assets   (2,226,000)      (2,777,000)
       Decrease in accounts payable and accrued
         liabilities                                   (5,975,000)     (14,605,000)
       Other changes, net                               1,258,000          877,000
                                                      -----------      -----------
   Total adjustments                                   (8,505,000)      (5,564,000)
                                                      -----------      -----------
           Net cash provided by (used in)
             operating activities                      (1,353,000)       2,951,000
                                                      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Net decrease in marketable securities                      ---          997,000
   Acquisition of property, plant and equipment        (7,027,000)      (3,810,000)
   Increase in equipment lease
     deposits and other, net                           (1,430,000)      (1,834,000)
                                                      -----------      -----------
           Net cash used in investing activities       (8,457,000)      (4,647,000)
                                                      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Purchase of treasury shares                                ---       (1,181,000)
   Proceeds from issuance of long-term debt             6,829,000              ---
   Payment of long-term debt                             (297,000)        (408,000)
   Other, net                                             143,000          544,000
                                                      -----------      -----------
           Net cash provided by (used in) financing
             activities                                 6,675,000       (1,045,000)
                                                      -----------      -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS              (3,135,000)      (2,741,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       19,326,000       15,414,000
                                                      -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $16,191,000      $12,673,000
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


(1)  Basis of Presentation -
     ---------------------
        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999. The balance sheet at September 30, 1998 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report to shareholders for the year ended September 30, 1998.

(2)  Inventories -
     -----------
        Inventories, stated at the lower of cost (first-in, first-out or average) or market, are comprised of the following:

                                             December 31,    September 30,
                                                 1998            1998
                                             ------------    -------------
        Finished goods . . . . . . . . . .   $ 64,971,000    $ 58,176,000

        Work in process  . . . . . . . . .     22,833,000      27,011,000

        Raw materials and supplies . . . .     16,312,000      19,330,000
                                             ------------    ------------
                                             $104,116,000    $104,517,000
                                             ============    ============

(3) Earnings per share -
    ------------------
        Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock used in determining basic EPS was 30,377,000 for the three months ended December 31, 1998 and 30,477,000 for the three months ended December 31, 1997.

     Diluted EPS is calculated by dividing income available to common shareholders, adjusted to add back dividends or interest on convertible securities, by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with potentially dilutive securities. The weighted average number of shares of common stock used in determining diluted EPS was 30,596,000 and 31,408,000 for the three months ended December 31, 1998 and 1997, respectively and reflects additional shares in connection with stock option and other stock-based compensation plans (219,000 shares for the three months ended December 31, 1998 and 931,000 shares for the three months ended December 31, 1997).

     Options to purchase approximately 2,836,000 and 735,000 shares of common stock were not included in the computations of diluted earnings per share for the three months ended December 31, 1998 and 1997, respectively, because the effects would have been antidilutive.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------

Results of Operations
---------------------
        Net sales were $258.6 million for the three-month period ended December 31, 1998, an increase of $29.5 million or 12.9% over last year.

        Net sales of the building products business were $166.2 million, an increase of $12.6 million or 8.2% over last year. The increase was principally due to higher garage door unit sales due to stronger construction and related retail markets and internal growth in the installation services business attributable to market share growth and mild weather, partly offset by the effect of competitive pricing. Net sales of the specialty plastic films business were $50.3 million, an increase of $10.8 million or 27.3% over last year. Net sales of an acquired company accounted for $8.2 million of the sales increase. The remainder of the increase was due to higher unit volume, the effects of which were partly offset by price competition in the commodity end of the business and a pass-through to customers of lower resin prices. Net sales of the electronic information and communication systems business were $42.0 million, an increase of $6.1 million or 17.1% over last year due to new programs and increased funding levels on existing programs.

        Income from operations for the three-month period ended December 31, 1998 was $12.8 million compared to $14.3 million last year. Operating income of the building products business decreased approximately $2 million compared to last year. The effect of the sales growth was offset by continued competitive pricing pressures and capacity constraints and related manufacturing inefficiencies due to delay in implementing an additional production line. Increased operating expenses associated with new distribution centers and certain manufacturing inefficiencies related to production of commercial doors also impacted profitability. Additional capacity is currently being implemented. Operating income of the specialty plastic films segment increased slightly compared to last year primarily due to earnings of an acquired business, partly offset by the effects of competitive pricing. Operating income of the electronic information and communication systems operation increased by approximately $.5 million due to the increased sales.

        Net interest expense increased by $.7 million compared to last year due to higher levels of outstanding debt from an acquisition in late 1998, from borrowings to finance new production lines for specialty plastic films' joint venture and from lower investable balances.

Liquidity and Capital Resources
-------------------------------
        Cash flow used by operations for the quarter was $1.4 million and working capital was $178.8 million at December 31, 1998.

        During the first quarter, the company had capital expenditures of approximately $7 million, including $2.6 million to upgrade and enhance strategic business systems and approximately $1.2 million for new production lines for its specialty plastic films joint venture in Germany. The balance of capital expenditures were principally made in connection with increasing production capacity.

     Anticipated cash flows from operations, together with existing cash, bank lines of credit and lease line availability, should be adequate to finance presently anticipated working capital and capital expenditure requirements and to repay long-term debt as it matures.


     As described in the company's Annual Report for the year ended September 30, 1998, the company is taking actions in each of its businesses to address Year 2000 issues. These efforts in connection with the company's application software, hardware and related operating platforms ("IT Systems"), embedded technology such as microcontrollers used in production equipment or products, and third parties, principally suppliers and customers, are currently proceeding as planned. There are no significant changes from the information contained in the Annual Report with respect to the nature and extent of the company's Year 2000 remediation efforts, its state of readiness or the costs involved. However, there can be no assurance that information resulting from the company's remediation efforts or other changes in circumstances might not result in a different assessment of Year 2000 issues, readiness or related costs.

     All statements other than statements of historical fact included in this report, including without limitation statements regarding the company's financial position, business strategy, Year 2000 readiness and the plans and objectives of the company's management for future operations, are forward-looking statements. When used in this report, words such as "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate to the company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the company's management, as well as assumptions, made by and information currently available to the company's management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, business and economic conditions, competitive factors and pricing pressures, capacity and supply constraints and the impact of any disruption or failure in normal business activities at the company and its customers and suppliers as a consequence of Year 2000 related problems. Such statements reflect the views of the company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the company.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Management does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that are required to be disclosed.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1  Legal Proceedings
        -----------------
        None

Item 2  Changes in Securities
        ---------------------
        None

Item 3  Defaults upon Senior Securities
        -------------------------------
        None

Item 4  Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
     (a) The Registrant held its Annual Meeting of Stockholders on February 4, 1999.

     (b)  Not applicable

     (c)(i) Four directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2002. The names of these directors and votes cast in favor of their election and shares withheld are as follows:

                 Name                     Votes For               Votes Withheld
                 ----                     ---------               --------------
          Bertrand M. Bell                24,635,567                3,671,084
          Robert Bradley                  24,529,090                3,677,561
          Martin S. Sussman               24,536,612                3,670,039
          Lester L. Wolff                 24,527,404                3,679,247

Item 5  Other Information
        -----------------
        None

Item 6  Exhibits and Reports on Form 8-K
        --------------------------------
        (a)  Exhibits
             --------
             27 -- Financial Data Schedule (for electronic submission only)

        (b)  Reports on Form 8-K
             -------------------
             Current  report  on  Form  8-K  dated  November 5, 1998  containing
             Item 5, other events and Item 7, exhibits.

                                   SIGNATURE
                                   ---------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                GRIFFON CORPORATION



                                By/s/ Robert Balemian
                                  -------------------
                                  Robert Balemian
                                  President
                                  (Principal Financial Officer)





Date:  February  8, 1999