Form 10-Q
period 1999-03-31
GRIFFON CORP
filed 1999-05-10
CIK 50725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 30,400,947 shares of Common Stock as of April 30, 1999.

                                    FORM 10-Q
                                    --------
                                    CONTENTS
                                    --------
                                                                           PAGE
PART I -  FINANCIAL INFORMATION (Unaudited)                                ----
          ---------------------
          Condensed Consolidated Balance Sheets at March 31, 1999
          and September 30, 1998 ........................................... 1

          Condensed Consolidated Statements of Operations for the Three
          Months and Six Months Ended March 31, 1999 and 1998..............  3

          Condensed Consolidated Statements of Cash Flows for the Six
          Months Ended March 31, 1999 and 1998.............................  5

          Notes to Condensed Consolidated Financial Statements ............. 6

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations .............................  8

          Quantitative and Qualitative Disclosure about Market Risk........ 11

PART II - OTHER INFORMATION
          -----------------
          Item 1:  Legal Proceedings ...................................... 12

          Item 2:  Changes in Securities .................................. 12

          Item 3:  Defaults upon Senior Securities ........................ 12

          Item 4:  Submission of Matters to a Vote of Security Holders .... 12

          Item 5:  Other Information ...................................... 12

          Item 6:  Exhibits and Reports on Form 8-K ....................... 12

          Signature ....................................................... 13

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                              March 31,       September 30,
                                                1999              1998
                                             -----------      -------------
                                             (Unaudited)         (Note 1)

ASSETS
------
   CURRENT ASSETS:

     Cash and cash equivalents               $ 18,502,000      $ 19,326,000

     Accounts receivable, less allowance
       for doubtful accounts                  113,236,000       114,784,000

     Contract costs and recognized
       income not yet billed                   59,478,000        47,324,000

     Inventories (Note 2)                      96,838,000       104,517,000

     Prepaid expenses and other current
       assets                                  22,517,000        20,675,000
                                             ------------      ------------
        Total current assets                  310,571,000       306,626,000

   PROPERTY, PLANT AND EQUIPMENT
      at cost, less accumulated depreciation
      and amortization of $71,234,000 at
      March 31, 1999 and $62,729,000 at
      September 30, 1998                      131,885,000       132,214,000

   OTHER ASSETS                                68,159,000        49,098,000
                                             ------------      ------------
                                             $510,615,000      $487,938,000
                                             ============      ============

           See notes to condensed consolidated financial statements.

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                  March 31,     September 30,
                                                     1999           1998
                                                 -----------    -------------
                                                 (Unaudited)      (Note 1)

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
   CURRENT LIABILITIES:

     Accounts and notes payable                 $ 63,376,000     $ 65,305,000
     Other current liabilities                    64,654,000       72,839,000
                                                ------------     ------------
       Total current liabilities                 128,030,000      138,144,000
                                                ------------     ------------
   LONG-TERM DEBT                                135,364,000      107,458,000
                                                ------------     ------------
   MINORITY INTEREST AND OTHER                    11,737,000       12,247,000
                                                ------------     ------------
   SHAREHOLDERS' EQUITY:
   Preferred stock, par value $.25 per share,
     authorized 3,000,000 shares, no shares
      issued                                             ---              ---
   Common Stock, par value $.25 per share,
     authorized  85,000,000  shares,  issued
     31,730,949 shares at March 31, 1999
     and 31,706,362 shares at September 30,
     1998; 1,327,002 and 1,287,002 shares in
     treasury at March 31, 1999 and September
     30, 1998, respectively                        7,933,000        7,927,000

   Other shareholders' equity                    227,551,000      222,162,000
                                                ------------     ------------
      Total shareholders' equity                 235,484,000      230,089,000
                                                ------------     ------------
                                                $510,615,000     $487,938,000
                                                ============     ============

           See notes to condensed consolidated financial statements.

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                  (Unaudited)

                                                THREE MONTHS ENDED MARCH 31,
                                               ------------------------------
                                                   1999              1998
                                                   ----              ----
Net sales                                      $236,360,000      $199,859,000

Cost of sales                                   186,035,000       151,098,000
                                               ------------      ------------
       Gross profit                              50,325,000        48,761,000

Selling, general and administrative expenses     49,104,000        42,686,000
Restructuring charge (Note 4)                     3,500,000               ---
                                               ------------      ------------
       Income (loss) from operations             (2,279,000)        6,075,000
                                               ------------      ------------
Other income (expense):
   Interest expense                              (2,053,000)       (1,044,000)
   Interest income                                  273,000           116,000
   Other, net                                       153,000          (198,000)
                                               ------------      ------------
                                                 (1,627,000)       (1,126,000)
                                               ------------      ------------
       Income (loss) before income taxes         (3,906,000)        4,949,000
                                               ------------      ------------
Provision (benefit) for income taxes:
   Federal                                       (1,155,000)        1,303,000
   State and other                                 (290,000)          528,000
                                               ------------      ------------
                                                 (1,445,000)        1,831,000
                                               ------------      ------------
       Net income (loss) (Note 4)              $ (2,461,000)     $  3,118,000
                                               ============      ============
Earnings (loss) per share of common stock
   (Notes 3 and 4):

   Basic                                       $       (.08)     $        .10
                                               ============      ============
   Diluted                                     $       (.08)     $        .10
                                               ============      ============

           See notes to condensed consolidated financial statements.

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                  (Unaudited)

                                                  SIX MONTHS ENDED MARCH 31,
                                               ------------------------------
                                                   1999              1998
                                                   ----              ----
Net sales                                      $494,917,000      $428,890,000

Cost of sales                                   382,466,000       322,206,000
                                               ------------      ------------
       Gross profit                             112,451,000       106,684,000

Selling, general and administrative expenses     98,438,000        86,304,000
Restructuring charge (Note 4)                     3,500,000               ---
                                               ------------      ------------
       Income from operations                    10,513,000        20,380,000
                                               ------------      ------------
Other income (expense):
   Interest expense                              (3,551,000)       (2,009,000)
   Interest income                                  334,000           323,000
   Other, net                                       150,000          (229,000)
                                               ------------      ------------
                                                 (3,067,000)       (1,915,000)
                                               ------------      ------------
       Income before income taxes                 7,446,000        18,465,000
                                               ------------      ------------
Provision for income taxes:
   Federal                                        2,219,000         5,238,000
   State and other                                  536,000         1,594,000
                                               ------------      ------------
                                                  2,755,000         6,832,000
                                               ------------      ------------
       Net income (Note 4)                     $  4,691,000      $ 11,633,000
                                               ============      ============
Earnings per share of common stock
   (Notes 3 and 4):

   Basic                                       $        .15      $        .38
                                               ============      ============
   Diluted                                     $        .15      $        .37
                                               ============      ============

           See notes to condensed consolidated financial statements.

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (Unaudited)

                                                       SIX MONTHS ENDED MARCH 31,
                                                      ----------------------------
                                                           1999            1998
                                                           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $  4,691,000     $11,633,000
                                                      ------------     -----------
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                      10,506,000       6,734,000
     Provision for losses on accounts receivable         1,223,000         927,000
     Non-cash asset write-downs from restructuring       2,150,000             ---
     Change in assets and liabilities:
       (Increase) decrease in accounts receivable and
         contract costs and recognized income
         not yet billed                                 (4,991,000)      1,840,000
       (Increase) decrease in inventories                6,854,000      (1,219,000)
       Increase in prepaid expenses and other assets    (4,381,000)     (3,826,000)
       Decrease in accounts payable and accrued
         liabilities                                   (20,903,000)    (10,905,000)
       Other changes, net                                  165,000       1,229,000
                                                      ------------    ------------
   Total adjustments                                    (9,377,000)     (5,220,000)
                                                      ------------    ------------
           Net cash provided by (used in)
             operating activities                       (4,686,000)      6,413,000
                                                      ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in marketable securities                          ---         996,000
Acquisition of property, plant and equipment           (14,614,000)    (19,031,000)
Acquired businesses                                    (20,172,000)       (733,000)
Proceeds from sale of product line, net                  4,300,000             ---
(Increase) decrease in equipment lease
  deposits and other, net                                  420,000      (3,801,000)
                                                      ------------    ------------
           Net cash used in investing activities       (30,066,000)    (22,569,000)
                                                      ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares                               (298,000)     (1,181,000)
Proceeds from issuance of long-term debt                34,835,000       7,000,000
Payment of long-term debt                               (5,053,000)       (814,000)
Increase (decrease) in short-term borrowings             4,314,000        (249,000)
Other, net                                                 130,000       1,067,000
                                                      ------------    ------------
           Net cash provided by financing
             activities                                 33,928,000       5,823,000
                                                      ------------    ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                 (824,000)    (10,333,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        19,326,000      15,414,000
                                                      ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 18,502,000     $ 5,081,000
                                                      ============     ===========

           See notes to condensed consolidated financial statements.

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      -----------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (Unaudited)


(1)  Basis of Presentation -
     ---------------------
        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999. The balance sheet at September 30, 1998 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report to shareholders for the year ended September 30, 1998.

(2)  Inventories -
     -----------
        Inventories, stated at the lower of cost (first-in, first-out or average) or market, are comprised of the following:

                                               March 31,     September 30,
                                                 1999            1998
                                             ------------    ------------
        Finished goods . . . . . . . . . .   $ 51,685,000    $ 58,176,000

        Work in process  . . . . . . . . .     23,890,000      27,011,000

        Raw materials and supplies . . . .     21,263,000      19,330,000
                                             ------------    ------------
                                             $ 96,838,000    $104,517,000
                                             ============    ============

(3) Earnings per share -
    ------------------
     Basic EPS is calculated by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock used in determining basic EPS was 30,395,000 for the three months ended March 31, 1999, 30,498,000 for the three months ended March 31, 1998, 30,386,000 for the six months ended March 31, 1999 and 30,488,000 for the six months ended March 31, 1998.

     Diluted EPS is calculated by dividing income (loss) available to common shareholders, adjusted to add back dividends or interest on convertible securities, by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with potentially dilutive securities. The weighted average number of shares of common stock used in determining diluted EPS was 30,395,000 and 31,512,000 for the three months ended March 31, 1999 and 1998, respectively and 30,631,000 and 31,460,000 for the six months ended March 31, 1999 and 1998, respectively and reflects additional shares in connection with stock option and other stock-based compensation plans (1,014,000 shares for the three months ended March 31, 1998, 245,000 shares for the six months ended March 31, 1999 and 972,000 shares for the six months ended March 31, 1998).

     Options to purchase approximately 5,297,000 shares of common stock were not included in the computation of diluted earnings per share for the three months ended March 31, 1999, and options to purchase approximately 3,018,000 and 368,000 shares of common stock were not included in the computations of diluted earnings per share for the six months ended March 31, 1999 and 1998, respectively, because the effects would have been antidilutive.

(4) Restructuring charge and sale of product line -
    ---------------------------------------------
     In March 1999 the company recorded a restructuring charge aggregating $3,500,000 in connection with the closing of a building products manufacturing facility in order to streamline operations and improve efficiency. The charge consists of the following:

        Non-cash asset write-downs                 $2,150,000
        Employee severance and related benefits       900,000
        Lease and related costs                       450,000
                                                   ----------
          Total restructuring charge               $3,500,000
                                                   ==========

     Since the last half of 1998 and continuing into 1999 the company has consolidated or closed several building products manufacturing or distribution facilities. Also, in March 1999 the company completed the sale, at approximately book value, of a peripheral product line, which was operating at a loss. As a result of these actions, facilities employed in the building products operation were reduced by approximately 400,000 square feet and the workforce was reduced by 244 employees, including 100,000 square feet and 100 manufacturing employees in connection with the March 1999 plant closure. The majority of cash expenditures for restructuring costs are expected to be paid within one year.

(5)  Acquisition -
     -----------
     During the quarter ended March 31, 1999 the company acquired, in a cash transaction, an operation with annual sales of approximately $50 million that sells and installs a range of specialty products to the new residential construction market in Phoenix and Las Vegas. The purchase price of approximately $20 million was financed under a subsidiary's bank credit agreement.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999
---------------------------------
     Net sales were $236.4 million for the three-month period ended March 31, 1999, an increase of $36.5 million or 18.3% over last year.

     Net sales of the building products business were $141.3 million, an increase of $17.8 million or 14.4% over last year. The increase was principally due to an acquired company in the installation services business ($6.8 million), internal growth in the installation services business attributable to market share growth and mild weather and higher garage door unit sales due to strong construction and related retail markets, partly offset by the effect of competitive pricing. Net sales of the specialty plastic films business were $45.0 million, an increase of $8.8 million or 24.3% over last year. Net sales of an acquired company accounted for $7.5 million of the sales increase. The remainder of the increase was due to higher unit volume, the effects of which were partly offset by price competition in the commodity end of the business, a pass-through to customers of lower resin prices and by delays in the anticipated start up of new programs in the infant diaper market. Net sales of the electronic information and communication systems business were $50.1 million, an increase of $9.9 million or 24.7% over last year due to increased funding levels on existing programs.

     Since the last half of 1998 and continuing into 1999 the building products operation has consolidated or closed several facilities, including certain manufacturing and distribution operations of recently acquired businesses. Operating results for the three months ended March 31, 1999 reflect a $3.5 million restructuring charge resulting from the company's plan to close a building products manufacturing facility. The charge consists of non-cash asset write-downs ($2.2 million), employee severance and related benefits ($.9 million) and lease and related costs ($.4 million). Also, in March 1999 building products completed the sale, at approximately book value, of a peripheral commercial product line, which was operating at a loss. These actions eliminated approximately 400,000 square feet of space and an unprofitable business line, and resulted in a 10% workforce reduction. The company anticipates the reorganization will generate annual cost savings of approximately $2,000,000.

     For the three month period ended March 31, 1999, the company reported a loss from operations, including the $3.5 million restructuring charge, of $2.3 million compared to operating income of $6.1 million last year. Operating income of the building products business before the restructuring charge decreased approximately $3.5 million compared to last year. The effect of the sales growth was offset by continued competitive pricing pressures and capacity constraints and related manufacturing inefficiencies due to delay in implementing an additional production line. Increased operating expenses associated with new distribution centers, higher costs to support the sales growth and the operating loss related to the divested commercial product line also impacted profitability. Additional capacity is currently being implemented. Operating results of the specialty plastic films segment decreased $2.0 million compared to last year, resulting in an operating loss for the quarter. Earnings of an acquired business were offset by the effects of competitive pricing and by delays in the anticipated start up of new programs in the infant diaper market. Operating income of the electronic information and communication systems operation increased by approximately $.5 million due to the increased sales.

     Net interest expense increased by $.8 million compared to last year due to higher levels of outstanding debt from acquisitions in late 1998 and in the quarter ended March 31, 1999, from borrowings to finance new production lines for specialty plastic films joint venture and from lower investable balances.


Six Months Ended March 31, 1999
-------------------------------
     Net sales were $494.9 million for the six-month period ended March 31, 1999, an increase of $66.0 million or 15.4% over last year.

     Net sales of the building products business were $307.4 million, an increase of $30.4 million or 11.0% over last year, primarily due to the installation services business' internal growth, an acquired business, and higher garage door unit sales. Net sales of the specialty plastic films business were $95.4 million, an increase of $19.6 million or 25.9% compared to last year. An acquired company accounted for $15.7 million of the sales increase. The remainder of the increase was primarily due to higher unit volume, partly offset by price competition, a pass-through to customers of lower resin prices and delays in the anticipated start up of new programs in the infant diaper market. Net sales of the electronic information and communication systems business were $92.1 million, an increase of $16.0 million or 21.1% compared to last year, principally due to new programs and increased funding levels on existing programs.

     Income from operations for the six-month period ended March 31, 1999 was $10.5 million (including a $3.5 million restructuring charge), compared to $20.4 million last year. Operating income of the building products business before the restructuring charge decreased approximately $5.5 million compared to last year, for the reasons discussed above. Operating income of the specialty plastic films business decreased by approximately $2.0 million compared to last year, with such reduction occurring in the second quarter, due to the reasons discussed above. Operating income of the electronic information and communication systems business increased by $1.0 million due to the higher sales.

     Net interest expense for the six months ended March 31, 1999, increased by $1.5 million compared to last year due to higher levels of outstanding debt from acquisitions in late 1998 and in the quarter ended March 31, 1999, from borrowings to finance new production lines for specialty plastic films joint venture and from lower investable balances.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow used by operations for the six months was $4.7 million and working capital was $182.5 million at March 31, 1999.

     During the six months, the company had capital expenditures of approximately $14.6 million, including $4.7 million to upgrade and enhance strategic business systems and approximately $2.7 million for new production lines for its specialty plastic films joint venture in Germany. The balance of capital expenditures was principally made in connection with increasing production capacity.

     During the quarter ended March 31, 1999 the company acquired, in a cash transaction, an operation with annual sales of approximately $50 million that sells and installs a range of specialty products to the new residential construction market in Phoenix and Las Vegas. The purchase price of approximately $20 million was financed under a subsidiary's bank credit agreement. Also, in March 1999 proceeds of approximately $4.3 million were received from the sale of a peripheral commercial product line.

     Anticipated cash flows from operations, together with existing cash, bank lines of credit and lease line availability, should be adequate to finance presently anticipated working capital and capital expenditure requirements and to repay long-term debt as it matures.

Year 2000

     As described in the company's Annual Report for the year ended September 30, 1998, the company is taking actions in each of its businesses to address Year 2000 issues. These efforts are in connection with the companys application software, hardware and related operating platforms (IT Systems), embedded technology such as microcontrollers used in production equipment or products, and third parties, principally suppliers and customers.

     Within the electronic information and communication systems segment, substantially all of the critical IT Systems have been replaced with systems that are Year 2000 compliant. Remediation and testing efforts for the few remaining critical IT Systems are continuing, and the replacement process is expected to be completed by August 1999. Remediation or retirement of non-critical IT Systems is anticipated to be completed by the end of 1999.

     The specialty plastic films segment has replaced all critical IT Systems with new systems that are Year 2000 compliant. As of March 31, 1999, replacement of noncritical IT Systems has also been completed.

     The building products segment initially estimated that Year 2000 issues would be addressed within the context of its existing upgrade and enhancement program. This program however, was running behind schedule, and alternative plans were developed and are being implemented in order to remediate identified Year 2000 issues. These plans call for the application of software modifications to existing systems, though efforts to implement previously planned upgrades and enhancements are continuing. Remediation efforts are proceeding on schedule, are estimated to be approximately 50% complete and are expected to be finished by June 1999. Validation of software modifications through testing is planned for the summer of 1999. Any inability of the company to timely implement the modifications due to the complexities and uncertainties inherent in developing, testing and implementing software, would adversely affect the segment's profitability due to increased operating costs and related inefficiencies.

     With respect to embedded technology, inventories and assessments in each of the companys business segments have been completed. Based on the results of this process, the company believes that there are no significant Year 2000 exposures from embedded technology.

     The company believes that its "reasonably likely worst case scenarios" involve any inability on its part to timely remediate known Year 2000 issues in its building products business and the failure of significant third parties with whom the company does business to address their Year 2000 issues. Contingency plans being developed include, but are not limited to, replacement of electronic applications with manual processes, identification of alternate suppliers and possible increases in inventory levels.

     In evaluating the impact of Year 2000 on significant third parties, each business segment identified and contacted the parties involved or otherwise attained an understanding of such third parties Year 2000 readiness. Based on the results of this process, the company does not anticipate a major interruption of its business activities. However, that will be dependent on the ability of significant third parties to be Year 2000 compliant, a factor beyond the ability of the company to control. Consequently, while the company believes that its actions are responsive to Year 2000 risks regarding significant third parties, it is not possible to eliminate such risks or to estimate the ultimate effect that significant third parties' Year 2000 readiness will have on the company's operating results.

     The company estimates that aggregate capital expenditures for systems upgrade and enhancement programs will be approximately $40 million. Through March 31, 1999 the company had incurred approximately $26 million of such costs with the balance to be incurred through fiscal 2000. In addition, the company estimates that approximately $2 to $5 million will be expended for Year 2000 consulting costs, of which approximately $1 million has been incurred through March 31, 1999. The company has not separately tracked all costs for Year 2000 efforts since such compliance was expected to be achieved as an ancillary benefit of budgeted systems upgrade and enhancement programs, or principally consist of payroll and related costs for information systems personnel.

     All statements other than statements of historical fact included in this report, including without limitation statements regarding the companys financial position, business strategy, Year 2000 readiness and the plans and objectives of the companys management for future operations, are forward-looking statements. When used in this report, words such as "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate to the company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the company's management, as well as assumptions, made by and information currently available to the companys management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, business and economic conditions, competitive factors and pricing pressures, capacity and supply constraints and the impact of any disruption or failure in normal business activities at the company and its customers and suppliers as a consequence of Year 2000 related problems. Such statements reflect the views of the company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the company.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
---------------------------------------------------------
     Management does not believe that there are any material market risk exposures with respect to derivative or other financial instruments that are required to be disclosed.

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

Item 2  Changes in Securities
        ---------------------
                None

Item 3  Defaults upon Senior Securities
        -------------------------------
                None

Item 4  Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
                None

Item 5  Other Information
        -----------------
                None

Item 6  Exhibits and Reports on Form 8-K
        --------------------------------
        27 - Financial Data Schedule (for electronic submission only)

                                   SIGNATURE
                                   ---------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                GRIFFON CORPORATION



                                By/s/ Robert Balemian
                                  --------------------------------
                                      Robert Balemian
                                      President
                                      (Principal Financial Officer)





Date:  May 10, 1999