Form 10-Q
period 1999-06-30
GRIFFON CORP
filed 1999-08-11
CIK 50725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
                                   ---------

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________  to _______________

Commission File Number:  1-6620

                               GRIFFON CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)




               DELAWARE                                    11-1893410
    -------------------------------                     -----------------
    (State or other jurisdiction of                    (I.R.S.  Employer
     incorporation or organization)                    Identification No.)





100  JERICHO  QUADRANGLE,  JERICHO,  NEW YORK                11753
---------------------------------------------                -----
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 30,405,347 shares of Common Stock as of July 30, 1999.

                                   FORM 10-Q
                                   ---------
                                    CONTENTS
                                    --------


PART I -  FINANCIAL INFORMATION (Unaudited)                                 Page
          ---------------------                                             ----

          Condensed Consolidated Balance Sheets at June 30, 1999 and
          September 30, 1998.........................................         1

          Condensed Consolidated Statements of Income for the Three
          Months and Nine months Ended June 30, 1999 and 1998........         3

          Condensed Consolidated Statements of Cash Flows for the
          Nine Months Ended June 30, 1999 and 1998...................         5

          Notes to Condensed Consolidated Financial Statements.......         6

          Management's Discussion and Analysis of Financial Condition
          and Results of Operations..................................         8

          Quantitative and Qualitative Disclosure about Market Risk..        12

PART II - OTHER INFORMATION
          -----------------

          Item 1:  Legal Proceedings.................................        13

          Item 2:  Changes in Securities.............................        13

          Item 3:  Defaults upon Senior Securities...................        13

          Item 4:  Submission of Matters to a Vote of Security
                   Holders...........................................        13

          Item 5:  Other Information.................................        13

          Item 6:  Exhibits and Reports on Form 8-K..................        13

          Signature..................................................        14

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                                                    June 30,       September 30,
                                                      1999              1998
                                                   ---------       -------------
                                                  (Unaudited)         (Note 1)

ASSETS
------
  CURRENT ASSETS:

    Cash and cash equivalents                     $ 16,437,000      $ 19,326,000

    Accounts receivable, less allowance for
      doubtful accounts                            121,965,000       114,784,000

    Contract costs and recognized income not
      yet billed                                    64,137,000        47,324,000

    Inventories (Note 2)                            92,692,000       104,517,000

    Prepaid expenses and other current assets       23,342,000        20,675,000
                                                  ------------      ------------
       Total current assets                        318,573,000       306,626,000

  PROPERTY,  PLANT AND  EQUIPMENT
    at cost,  less  accumulated  depreciation
    and amortization  of $71,712,000  at
    June 30, 1999 and $62,729,000 at
    September 30, 1998                             131,189,000       132,214,000

  OTHER ASSETS                                      69,800,000        49,098,000
                                                  ------------      ------------
                                                  $519,562,000      $487,938,000
                                                  ============      ============

            See Notes to condensed consolidated financial statements.

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                                                   June 30,        September 30,
                                                     1999              1998
                                                   --------        -------------
                                                  (Unaudited)        (Note 1)
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

  CURRENT LIABILITIES:

    Accounts and notes payable                    $ 67,728,000      $ 65,305,000
    Other current liabilities                       67,726,000        72,839,000
                                                  ------------      ------------
       Total current liabilities                   135,454,000       138,144,000
                                                  ------------      ------------
  LONG-TERM DEBT                                   130,952,000       107,458,000
                                                  ------------      ------------
  MINORITY INTEREST AND OTHER                       11,395,000        12,247,000
                                                  ------------      ------------

  SHAREHOLDERS' EQUITY:
    Preferred stock, par value $.25 per
      share, authorized 3,000,000 shares,
      no shares issued                                     ---               ---
    Common Stock, par value $.25 per
    share, authorized 85,000,000
    shares, issued 31,730,949 shares
    at June 30, 1999 and 31,706,362
    shares at September 30, 1998; and
    1,330,002 and 1,287,002  shares in
    treasury at June 30, 1999 and
    September 30, 1998, respectively                 7,933,000         7,927,000

    Other shareholders' equity                     233,828,000       222,162,000
                                                  ------------      ------------
     Total shareholders' equity                    241,761,000       230,089,000
                                                  ------------      ------------
                                                  $519,562,000      $487,938,000
                                                  ============      ============

            See notes to condensed consolidated financial statements.

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
                                  (Unaudited)

                                                   THREE MONTHS ENDED JUNE 30,
                                                   ---------------------------
                                                      1999              1998
                                                   ----------        ----------
Net sales                                         $262,413,000      $229,407,000

Cost of sales                                      197,945,000       172,294,000
                                                  ------------      ------------
       Gross profit                                 64,468,000        57,113,000

Selling, general and administrative expenses        53,165,000        46,096,000
                                                  ------------      ------------
       Income from operations                       11,303,000        11,017,000
                                                  ------------      ------------
Other income (expense):
   Interest expense                                 (2,076,000)         (530,000)
   Interest income                                     114,000            36,000
   Other, net                                         (107,000)          197,000
                                                  ------------      ------------
                                                    (2,069,000)         (297,000)
                                                  ------------      ------------
       Income before income taxes                    9,234,000        10,720,000
                                                  ------------      ------------
Provision for income taxes:

   Federal                                           2,757,000         3,124,000
   State and other                                     660,000           843,000
                                                  ------------      ------------
                                                     3,417,000         3,967,000
                                                  ------------      ------------
       Net income                                 $  5,817,000      $  6,753,000
                                                  ============      ============
Earnings per share of common stock (Note 3):

   Basic                                          $        .19      $        .22
                                                  ============      ============
   Diluted                                        $        .19      $        .22
                                                  ============      ============

            See notes to condensed consolidated financial statements

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
                                  (Unaudited)

                                                    NINE MONTHS ENDED JUNE 30,
                                                    --------------------------
                                                      1999              1998
                                                    --------          --------
Net sales                                         $757,330,000      $658,297,000

Cost of sales                                      580,411,000       494,500,000
                                                  ------------      ------------
       Gross profit                                176,919,000       163,797,000

Selling, general and administrative expenses       151,603,000       132,400,000
Restructuring charge (Note 4)                        3,500,000               ---
                                                  ------------      ------------
       Income from operations                       21,816,000        31,397,000
                                                  ------------      ------------
Other income (expense):
   Interest expense                                 (5,627,000)       (2,539,000)
   Interest income                                     448,000           359,000
   Other, net                                           43,000           (32,000)
                                                  ------------      ------------
                                                    (5,136,000)       (2,212,000)
                                                  ------------      ------------
       Income before income taxes                   16,680,000        29,185,000
                                                  ------------      ------------
Provision for income taxes:
   Federal                                           4,976,000         8,362,000
   State and other                                   1,196,000         2,437,000
                                                  ------------      ------------
                                                     6,172,000        10,799,000
                                                  ------------      ------------
       Net income (Note 4)                        $ 10,508,000      $ 18,386,000
                                                  ============      ============

Earnings per share of common stock
   (Notes 3 and 4):

   Basic                                          $        .35      $        .60
                                                  ============      ============
   Diluted                                        $        .34      $        .59
                                                  ============      ============

           See notes to condensed consolidated financial statements.

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (Unaudited)

                                                   NINE MONTHS ENDED JUNE 30,
                                                   --------------------------
                                                     1999              1998
                                                   --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $ 10,508,000      $ 18,386,000
                                                  ------------      ------------
  Adjustments to reconcile net income to net
  cash  provided  by  operating activities:
  Depreciation and amortization                     16,061,000        10,704,000
  Provision for losses on accounts receivable        1,659,000         1,334,000
  Non-cash asset write-downs from restructuring      2,150,000               ---
  Change in assets and liabilities:
   Increase in accounts receivable and contract
   costs and recognized income not yet billed      (19,378,000)      (12,773,000)
   (Increase) decrease in inventories               10,581,000        (4,807,000)
   Increase in prepaid expenses and other assets    (4,932,000)       (2,998,000)
   Decrease in accounts payable and accrued
    liabilities                                    (14,083,000)       (8,605,000)
   Other changes, net                                   20,000         4,114,000
                                                  ------------      ------------
Total adjustments                                   (7,922,000)      (13,031,000)
                                                  ------------      ------------
      Net cash provided by operating activities      2,586,000         5,355,000
                                                  ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in marketable securities                      ---           996,000
Acquisition of property, plant and equipment       (20,672,000)      (32,657,000)
Acquired businesses                                (20,172,000)         (733,000)
Proceeds from sale of product line, net              4,300,000               ---
(Increase) decrease in equipment lease
  deposits and other, net                           (1,211,000)          715,000
                                                  ------------      ------------
      Net cash used in investing activities        (37,755,000)      (31,679,000)
                                                  ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares                           (319,000)       (3,146,000)
Proceeds from issuance of long-term debt            34,835,000        20,685,000
Payment of long-term debt                           (7,322,000)         (792,000)
Increase in short-term borrowings                    4,958,000           122,000
Other, net                                             128,000         1,676,000
                                                  ------------      ------------
      Net cash provided by financing activities     32,280,000        18,545,000
                                                  ------------      ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS           (2,889,000)       (7,779,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    19,326,000        15,414,000
                                                  ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $ 16,437,000      $  7,635,000
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


(1)  Basis of Presentation -
     ---------------------
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999. The balance sheet at September 30, 1998 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report to shareholders for the year ended September 30, 1998.

(2)  Inventories -
     -----------
     Inventories, stated at the lower of cost (first-in, first-out or average) or market, are comprised of the following:

                                          June 30,            September 30,
                                            1999                   1998
                                        ------------          -------------
Finished Goods..............            $ 51,634,000          $ 58,176,000

Work in process.............              20,312,000            27,011,000

Raw materials and supplies..              20,746,000            19,330,000
                                        ------------          ------------
                                        $ 92,692,000          $104,517,000
                                        ============          ============

(3) Earnings per share -
    ------------------
     Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock used in determining basic EPS was 30,372,000 for the three months ended June 30, 1999, 30,625,000 for the three months ended June 30, 1998, 30,381,000 for the nine months ended June 30, 1999 and 30,533,000 for the nine months ended June 30, 1998.

     Diluted EPS is calculated by dividing income available to common shareholders, adjusted to add back dividends or interest on convertible securities, by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with potentially dilutive securities. The weighted average number of shares of common stock used in determining diluted EPS was 30,445,000 and 31,318,000 for the three months ended June 30, 1999 and 1998, respectively and 30,569,000 and

31,413,000 for the nine months ended June 30, 1999 and 1998, respectively and reflects additional shares in connection with stock option and other stock-based compensation plans (18,000 for the three months ended June 30, 1999, 693,000 shares for the three months ended June 30, 1998, 73,000 shares for the nine months ended June 30, 1999 and 880,000 shares for the nine months ended June 30,1998).

     Options to purchase approximately 4,311,000 and 1,057,000 shares of common stock were not included in the computation of diluted earnings per share for the three months ended June 30, 1999 and 1998, respectively, and options to purchase approximately 3,449,000 and 597,000 shares of common stock were not included in the computations of diluted earnings per share for the nine months ended June 30, 1999 and 1998, respectively, because the effects would have been antidilutive.

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
                                                                 ==========

     Since the last half of 1998 and continuing into 1999 the company has consolidated or closed several building products manufacturing or distribution facilities. Also, in March 1999 the company completed the sale, at approximately book value, of a peripheral product line, which was operating at a loss. As a result of these actions, facilities employed in the building products operation were reduced by approximately 400,000 square feet and the workforce was reduced by 244 employees, including 100,000 square feet and 100 manufacturing employees in connection with the March 1999 plant closure. The majority of cash expenditures for restructuring costs are expected to be paid within one year; through June 30, 1999 approximately $210,000 was paid for employee severance and related benefits and $110,000 was paid for lease and related costs.

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999
--------------------------------
     Net sales were $262.4 million for the three-month period ended June 30, 1999, an increase of $33.0 million or 14.4% over last year.

     Net sales of the building products business were $172.8 million, an increase of $23.3 million or 15.6% over last year. The increase was principally due to an acquired company in building products' installation services business ($18.3 million). Internal growth in the installation services business attributable to continuing market share growth and higher garage door unit sales due to strong construction and related retail markets and additional production capacity, partly offset by the effects of competitive pricing and the second quarter sale of a commercial product line accounted for the remainder of the increase. Net sales of the specialty plastic films business were $45.1 million, an increase of $5.6 million or 14.2% over last year. Net sales of a company acquired in the fourth quarter of 1998 accounted for the sales increase. Higher unit volume was offset by price competition in the commodity end of the business and by delays in the anticipated start-up of new programs in the infant diaper market. Net sales of the electronic information and communication systems business were $44.5 million, an increase of $4.1 million or 10.2% over last year due to increased funding levels on existing programs.

     Income from operations for the three-month period ended June 30, 1999, increased slightly to $11.3 million compared to operating income of $11.0 million last year. Operating income of the building products business increased approximately $2.0 million compared to last year. Building products' operating results benefited from earnings from an acquired company, lower raw material costs, additional production capacity and improved manufacturing efficiencies. Specialty plastic films' operating results decreased approximately $3.0 million compared to last year, resulting in an operating loss for the quarter. Earnings of a business acquired in the fourth quarter of 1998 were offset by the effects of competitive pricing, raw material cost increases and by delays in the anticipated start-up of new programs in the infant diaper market. Operating income of the electronic information and communication systems operation increased by approximately $.7 million due to the increased sales.

     Net interest expense increased by $1.5 million compared to last year due to higher levels of outstanding debt from acquisitions in late 1998 and in the quarter ended March 31, 1999, from borrowings to finance new production lines for specialty plastic films' joint venture and from lower investable balances.

Nine Months Ended June 30, 1999
-------------------------------
        Net sales were $757.3 million for the nine-month period ended June 30, 1999, an increase of $99.0 million or 15.0% over last year.

        Net sales of the building products business were $480.3 million, an increase of $53.7 million or 12.6% over last year, primarily due to an acquired business ($25.1 million), the installation services business' internal growth, and higher garage door unit sales. Net sales of the specialty plastic films business were $140.4 million, an increase of $25.2 million or 21.9% compared to last year. An acquired company accounted for $22.3 million of the sales increase. The remainder of the increase was primarily due to higher unit volume, partly offset by price competition, and delays in the anticipated start-up of new programs in the infant diaper market. Net sales of the electronic information and communication systems business were $136.6 million, an increase of $20.2 million or 17.3% compared to last year, principally due to new programs and increased funding levels on existing programs.

        Income from operations for the nine-month period ended June 30, 1999 was $21.8 million (including a $3.5 million restructuring charge incurred in the second quarter for facilities consolidation and rationalization in the building products business), compared to $31.4 million last year. Operating income of the building products business before the restructuring charge decreased approximately $3.0 million compared to last year. The decrease was due to competitive pricing pressures, expenses associated with new distribution centers, higher costs to support the sales growth and, through the first six months, capacity constraints and related manufacturing inefficiencies and the operating loss related to a divested commercial product line. Operating income of the specialty plastic films business decreased by approximately $4.5 million compared to last year, due to the reasons discussed above. Operating income of the electronic information and communication systems business increased by $1.7 million due to the higher sales.

        Net interest expense for the nine months ended June 30, 1999 increased by $3.0 million compared to last year due to higher levels of outstanding debt from acquisitions in late 1998 and in the quarter ended March 31, 1999, from borrowings to finance new production lines for specialty plastic films' joint venture and from lower investable balances.

LIQUIDITY AND CAPITAL RESOURCES

        Cash flow provided by operations for the nine months was $2.6 million and working capital was $183.1 million at June 30, 1999.

        During the nine months, the company had capital expenditures of approximately $20.7 million, including $6.2 million to upgrade and enhance strategic business systems and approximately $2.9 million for new production lines for its specialty plastic films' joint venture in Germany. The balance of capital expenditures was principally made in connection with increasing production capacity.

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

Year 2000

     As described in the company's Annual Report for the year ended September 30, 1998, the company is taking actions in each of its businesses to address Year 2000 issues. These efforts are in connection with the company's application software, hardware and related operating platforms ("IT Systems"), embedded technology such as microcontrollers used in production equipment or products, and third parties, principally suppliers and customers.

        Within the electronic information and communication systems segment, substantially all of the critical IT Systems have been replaced with systems that are Year 2000 compliant. Remediation and testing efforts for the few remaining critical IT Systems are continuing, and the replacement process is expected to be completed by September 1999. Remediation or retirement of non-critical IT Systems is anticipated to be completed by the end of 1999.

        The specialty plastic films segment has replaced all critical IT Systems with new systems that are Year 2000 compliant. As of March 31, 1999, replacement of non-critical IT Systems has also been completed.

        The building products segment initially estimated that Year 2000 issues would be addressed within the context of its existing upgrade and enhancement program. This program however, was running behind schedule, and alternative plans were developed and are being implemented in order to remediate identified Year 2000 issues. These plans call for the application of software modifications to existing systems, though efforts to implement previously planned upgrades and enhancements are continuing. Validation of software modifications through testing is planned to be finished by October 1999. Any inability of the company to timely complete the validation of software modifications through testing and to implement any necessary corrections that such testing may identify as a consequence of the complexities and uncertainties inherent in developing, testing and implementing software, would adversely affect the segment's profitability due to increased operating costs and related inefficiencies.

        With respect to embedded technology, inventories and assessments in each of the company's business segments have been completed. Based on the results of this process, the company believes that there are no significant Year 2000 exposures from embedded technology.

        The company believes that its "reasonably likely worst case scenarios" involve any inability on its part to timely complete the validation of its remediation efforts for known Year 2000 issues in its building products business and the failure of significant third parties with whom the company does business to address their Year 2000 issues. Contingency plans being developed include, but are not limited to, replacement of electronic applications with manual processes, identification of alternate suppliers and possible increases in inventory levels.

        In evaluating the impact of Year 2000 on significant third parties, each business segment identified and contacted the parties involved or otherwise attained an understanding of such third parties' Year 2000 readiness. Based on the results of this process, the company does not anticipate a major interruption of its business activities. However, that will be dependent on the ability of significant third parties to be Year 2000 compliant, a factor beyond the ability of the company to control. Consequently, while the company believes that its actions are responsive to Year 2000 risks regarding significant third parties, it is not possible to eliminate such risks or to estimate the ultimate effect that significant third parties' Year 2000 readiness will have on the company's operating results.

        The company estimates that aggregate capital expenditures for systems upgrade and enhancement programs will be approximately $40 million. Through June 30, 1999 the company had incurred approximately $27.5 million of such costs with the balance to be incurred through fiscal 2000. In addition, the company estimates that approximately $2 to $5 million will be expended for Year 2000 consulting costs, of which approximately $1.7 million has been incurred through June 30, 1999. The company has not separately tracked all costs for Year 2000 efforts since such compliance was expected to be achieved as an ancillary benefit of budgeted systems upgrade and enhancement programs, or principally consist of payroll and related costs for information systems personnel.

        In 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5 (SOP 98-5), "Reporting on the Costs of Start- Up Activities." SOP 98-5, which becomes effective for the company's fiscal year ended September 30, 2000, sets accounting standards in connection with accounting and financial reporting related to costs of start-up activities. SOP 98-5 requires that, at the date of adoption, costs of start-up activities previously capitalized be reported as a cumulative effect of a change in accounting principle, and further requires that such costs incurred subsequent to adoption be expensed. Consequently, the company's 60% owned joint venture will be required to record, in the first quarter of fiscal 2000, as a cumulative effect of a change in accounting principle costs that were previously capitalized in connection with the start-up of the venture and the implementation of additional production capacity. It is anticipated that the impact on consolidated operating results of the adoption of SOP 98-5, after taxes and the minority interest's share of the cumulative effect adjustment, will be approximately $3 million.

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


                                             GRIFFON CORPORATION




                                             By /s/Robert Balemian
                                                ------------------
                                                Robert Balemian
                                                President
                                                (Principal Financial Officer)


Date:  August 10, 1999