Form 10-K405
period 1999-09-30
GRIFFON CORP
filed 1999-12-20
CIK 50725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-K

              [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended September 30, 1999
                                       or
              [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from            to

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant. (The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.) As of November 30, 1999 - approximately $225,000,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (applicable only to corporate registrants). As of November 30, 1999 - 30,334,947.

Documents incorporated by reference: Part III - Registrant's definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                                     PART I
                                     ------
ITEM 1 - BUSINESS
         --------

THE COMPANY

     Griffon is a diversified manufacturing company with operations in four business segments: Garage Doors; Installation Services; Specialty Plastic Films; and Electronic Information and Communication Systems. The company's Garage Doors segment designs and manufactures garage doors for use in the residential housing and commercial building markets. The Installation Services segment sells, installs and services garage doors, garage door openers, manufactured fireplaces, floor coverings, cabinetry and a range of related building products primarily for the residential housing market. The company's Specialty Plastic Films segment develops, produces and sells plastic films and film laminates for use in infant diapers, adult incontinence products, feminine hygiene products and disposable surgical and patient care products. The company's Electronic Information and Communication Systems segment designs, manufactures and provides logistical support for communication systems, radar systems, information and command and control systems and custom mixed-signal large scale integrated circuits used in the defense, and other government programs and commercial markets.

     The company has made strategic investments in each of its business segments to enhance its market position, expand into new markets and further accelerate growth. Garage Doors and Installation Services have acquired several manufacturing and installation companies in recent years. In fiscal 1997, the company acquired a West Coast-based garage door manufacturing and installation company, which enhanced the company's national market position. In 1998 Specialty Plastic Films acquired a manufacturer of plastic packaging and specialty films located in Germany, expanding its markets, and in 1998 and 1999 added additional production capacity in its European joint venture in connection with multi-year contracts from a major international consumer products company. In 1999, Installation Services acquired an operation located in the Southwest that sells and installs a range of specialty products to the new residential construction market, expanding the products and services offered by the company. The Electronic Information and Communication Systems segment was awarded a number of new contracts which resulted in record sales for this segment in fiscal 1999.

GARAGE DOORS

     The company believes that its wholly owned subsidiary, Clopay, is the largest manufacturer and marketer of residential garage doors and among the largest manufacturers of commercial doors in the United States. The company's building products are sold under the Clopay(R), Ideal(R), Holmes(R), Atlas(R) and other brand names through an extensive distribution network throughout the United States. The company estimates that the majority of Garage Doors' net sales are from sales of garage doors to the home remodeling market, with the balance from the new housing and commercial construction markets. Sales into the home remodeling market are being driven by the continued aging of the housing stock and the conversion by homeowners from wood doors to durable, easier to maintain steel doors.

Industry

     According to industry sources, the garage door market for 1998 was estimated to be $1.5 billion, comprised of residential garage doors and commercial/industrial doors. Over the past decade there have been several key trends driving the garage door industry including the shift from wood to steel doors and the growth of the home center channel of distribution. The company estimates that over 90% of the total garage door market today is steel doors. Superior strength, reduced weight and low maintenance have favored the steel door. Other product innovations during this period include insulated double-sided steel doors and new springing systems.

     The growth of home center retail chains in the United States has resulted in a significant new channel of distribution, supplementing the company's substantial network of professional installers and wholesalers. Over the past decade, an increasing number of garage doors have been sold through home center retail chains such as The Home Depot, Inc. These home centers offer garage doors for the do-it-yourself market and commercial contractors, as well as installation services for other customers. Distribution through the retail channel requires a different approach than that traditionally utilized by garage door manufacturers. Factors such as immediately available inventory, national distribution, point-of-sale merchandising and special packaging are all important to the retailer.

Key Competitive Strengths

     The company believes that the following strengths will continue to enhance the market position of Garage Doors:

     National Distribution Network. The company distributes its building products through a wide range of distribution channels including installing dealers, retailers and wholesalers. The company owns and operates a national network of 47 distribution centers. The company's building products are sold to approximately 2,000 independent professional installing dealers and to major home center retail chains, including The Home Depot, Inc., Menards, Inc. and Lowe's Companies, Inc. The company maintains strong relationships with its installing dealers and believes it is the largest supplier of residential garage doors to retail channels.

     Strong Brand Franchise. The company's brand names, particularly Clopay(R) Ideal(R), and Holmes(R) residential doors and Atlas(R) commercial doors, are widely recognized in the building products industry. The company believes that it has earned a reputation among installing dealers, retailers and wholesalers for producing a broad range of high-quality doors. The company's market leadership and strong brand recognition are key marketing tools for expanding its customer base, leveraging its distribution network and increasing its market share.

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

Strategy

     The company intends to increase its market share in Garage Doors by capitalizing on what it believes to be its leadership position as the largest manufacturer and marketer of residential garage doors and one of the largest manufacturers of commercial garage doors in the United States. Specifically, the company intends to: (i) continue expansion of its dealer network; (ii) increase brand awareness, merchandising programs and trade and consumer advertising and product development, (iii) leverage its extensive distribution network by selling additional products to professional installers and to major home center retail chains; and (iv) expand its production and presence nationally through continued strategic acquisitions.

Products and Services

     The company manufactures a broad line of residential garage doors, commercial sectional and coiling doors and related products with a variety of options at varying prices. The company's primary manufactured product lines include residential garage doors and commercial/industrial doors. The company also sells related products such as garage door openers. The company offers garage doors made from several materials, including steel and wood. Steel doors accounted for over 90% of garage doors sold by the company in fiscal 1999.

     The company markets its line of residential garage doors in three primary product categories: Value, Value Plus and Premium. The Value series door construction consists of a single layer of steel or wood doors targeting the construction market and the cost conscious consumer market. The Value Plus series consists of insulated steel doors targeting the construction market and the quality-oriented consumer market. The Premium series consists of steel doors with a layer of insulation bonded between two sheets of steel targeting consumers who desire exceptional strength, durability, high insulation value, quiet operation, and a finished interior appearance. The company also markets garage door openers that are manufactured by a third party.

     The company markets commercial doors in two basic categories: sectional doors and slatted steel coiling doors. Commercial sectional doors are similar to residential garage doors, but are designed to meet more demanding specifications. Slatted steel coiling doors are generally utilized in more demanding commercial and industrial applications, providing an attractive combination of flexibility and durability. In this category the company provides service doors, thermal doors, and fire doors which can be found in warehouses, manufacturing and military installations as well as in public and other institutional buildings. The company also provides (i) counter shutters, fire shutters and grilles that are used in shopping malls, schools, hospitals and the concession areas of large arenas and convention centers, (ii) commercial door openers that are marketed with slatted door products, and (iii) sectional door openers that are manufactured by a third party. During 1999, the company divested an unprofitable peripheral product line, sheet steel roll-up doors, which primarily serviced the self storage mini-warehouse market.

Sales and Marketing

     The company sells residential and commercial doors for professional installation directly to a national network of professional installing dealers. The company also sells garage doors to retailers such as The Home Depot Inc., Menards, Inc. and Lowe's Companies, Inc. Beginning in fiscal 2000 the company will become the exclusive supplier of residential garage doors throughout the United States and Canada to The Home Depot, Inc., with Clopay(R) brand doors being sold exclusively to this retail customer in the retail channel of distribution. Sales of the Clopay(R) brand outside the retail channel of distribution are not restricted, and the company is continuing to sell doors to other retailers using alternative brands such as Ideal(R), Holmes(R) and
Anozira(TM). The company distributes its garage doors directly from its manufacturing facilities to customers and through its network of 47 company-owned distribution centers throughout the United States and in Canada. This network allows the company to maintain an inventory of garage doors near installing dealers and to provide quick-ship service to retail customers.

Acquisitions

     Since 1992, the company has completed three acquisitions of garage door manufacturers. In 1997, the company acquired Holmes-Hally Industries, a West Coast manufacturer and installer of residential garage doors and related hardware. This acquisition has increased the company's manufacturing, distribution and installation presence in the West Coast and Southwestern markets. In 1995, the company acquired the Atlas Roll-lite Corporation, a manufacturer and installer of heavy duty coiling steel doors, grilles and counter shutters for industrial and commercial markets and sectional garage doors for residential applications. In 1992, the company acquired Ideal Door Company, a manufacturer of sectional garage doors for residential and commercial applications.

Manufacturing and Raw Materials

     The company currently operates five garage door manufacturing facilities. A key aspect of Garage Doors' research and development efforts has been the ability to continually improve and streamline its manufacturing process. The company's engineering and technological expertise, combined with its capital investment in equipment, generally has enabled the company to efficiently manufacture products in large volume and meet changing customer needs. The company's facilities use proprietary manufacturing processes to produce the majority of its products. Certain of the company's equipment and machinery are internally modified to achieve its manufacturing objectives.

     During 1998 and 1999, in order to streamline operations and improve efficiency, the company consolidated or closed several manufacturing and distribution facilities, including certain manufacturing and distribution operations of recently acquired businesses. As a result of these actions and the divestiture of the sheet steel roll-up product line, facilities employed in the Garage Doors operation were reduced by approximately 400,000 square feet and the workforce was reduced by approximately 10%.

     During 1998 and 1999, Garage Doors' profitability was impacted by capacity constraints and related manufacturing inefficiencies due to delays in implementing an additional production line. In 1999, this additional line plus a number of other plant capacity projects were implemented, which, in the latter half of the year, eased the capacity shortage. Additional projects to increase capacity are in progress.

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

Competition

     The garage door industry is characterized by several large national manufacturers and many smaller regional and local manufacturers. Several of the national garage door manufacturers, including the company, have been consolidating the industry through the acquisition of regional and local manufacturers. During 1999, Garage Doors experienced continued competitive pricing pressures, resulting in selling price reductions and increased costs associated with retail home center programs that narrowed margins. The company competes on the basis of product line diversity, quality, service, price and brand awareness.

INSTALLATION SERVICES

     The company has developed a substantial network of specialty building products installation and service operations. These 39 locations in 24 markets, covering many of the key new single family home markets in the United States, offer an increasing variety of building products and services to the residential construction and remodeling industries. The company believes that it is one of the leading installing dealers of both garage doors and manufactured fireplaces in the United States.

Industry

     The company provides installed specialty building products to residential builders and to consumers. Builders are increasingly acting as developers and marketers, sub-contracting substantially all of the actual construction of a home. Consumers require professional installation services of the company's building products due to the skill levels required for installation and/or the lack of time to perform the installation themselves. Traditionally, the market for installation services has been very fragmented, characterized by small operations offering a single type of building product in a single market. Recently, national home center chains have begun to offer installation services to consumers, provided through sub-contractors (including the company), for some of its product categories.

Key competitive Strengths

     The company believes that the following strengths will continue to enhance the market position of the Installation Services business:

     Scale of Operations. In what has historically been an undercapitalized, fragmented industry, the company has sufficient capital and the scale to attract professional management, achieve operating economies, and serve the needs of even the largest national builders.

     Multiple product and service offerings. The company believes it is unique in its offering of products and services in several product categories. This offering is leveraged over a common customer base, providing efficiencies and convenience for the customer.

     Selection Centers. The company operates well-appointed product showrooms that facilitate selection of products by the consumer, enhancing customer service and providing an environment conducive to up-selling into higher margin products.

Strategy

     The company believes that Installation Services has distinguished itself in the marketplace as an expert in select building product categories, with a focus on value-added service.

     Installation Services has targeted geographic markets that have a sizeable population or significant growth demographics. The company currently serves 20 of the top 100 metropolitan markets based on population and 9 of the top 20 new single family residential construction markets. The markets served contain 24% of all new residential housing permits in the United States. The company seeks to promote the continued growth of the Installation Services business through strategic acquisitions of new operations in high growth construction markets.

     Installation Services' multiple product offering is primarily targeted at new construction, wherein all products are consumed at approximately the same time in the construction process. Products offered are selected by the customer in the company's selection centers. The company believes that its multi-product offering provides strategic marketing advantages over traditional, single product competitors, and provides the company with operational efficiencies. The company seeks to increase the cross-selling of its multiple products to its existing customers. Additionally, the company plans further growth through the introduction of additional installed building products. The replacement and remodeling markets are additional markets for the company's products and professional installation services.

Products and Services

     Installation Services sells and installs a variety of building products:

     Garage Doors and Openers - garage doors are distributed, professionally installed and serviced in the new construction and replacement markets. This is the largest product category by volume for Installation Services. Installation Services sources the majority of its garage doors from Garage Doors.

     Fireplaces - manufactured wood and gas fireplaces and related products such as stone or marble surrounds, wood mantels and gas logs are distributed, professionally installed and serviced primarily to the new construction market.

     Flooring  -  flooring  products   distributed  and  installed  to  the  new
construction market include carpeting, tile and stone, wood and vinyl.

     Appliances  -  appliances   distributed  include   refrigerators,   stoves,
cooktops, ovens and dishwashers. These products are sold strictly to the professional builder market.

     Kitchen and Bath Cabinets - cabinetry, with options in wood varieties, door styles and organizer inserts are offered for distribution and installation to the residential new construction markets.

     Other - other products include seamless gutters, closet systems, window coverings and bath enclosures. Tile and stone applications for shower and bath walls, counter tops and fireplace surrounds are also offered.

Acquisitions

     The Installation Services business has entered new markets primarily through acquisition. Once established in a market, the company introduces additional product categories to the acquired company's product offerings. Since 1993, the company has completed twelve acquisitions of building products service and installation operations.

Competition

     The installation services industry is fragmented consisting primarily of small, single-market companies which have less financial resources than the company. The company competes on the basis of service, product line diversity, price and brand awareness.


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

     Long-Term Customer Relationships and Expanding International Presence. The company has developed strong, long-term relationships with leading consumer and medical products companies. The company believes that these relationships, combined with its technological expertise, product development and production capabilities, have positioned it to meet changing customer needs, which the company expects will drive growth. In addition, the company believes its strong, long-term relationships provide it with increasing opportunities to enter new international markets, such as Latin America and the Pacific Rim.

Strategy

     The company seeks to expand its market presence for Specialty Plastic Films by capitalizing on its technological and manufacturing expertise and on its relationships with major international consumer products companies. Specifically, the company believes that it can increase its domestic sales and substantially expand internationally through continued product development and enhancement and by marketing its technologically advanced breathable films and laminates for use in all of its markets. The company believes that its Finotech joint venture and 1998 acquisition of Bhme (see European Operations) provide a strong platform for additional sales growth in certain international markets.

Products

     Specialty Plastic Films manufactures a wide variety of embossed and printed specialty films and laminates for the hygiene, healthcare and other markets. Specialty Plastic Films' products are used as moisture barriers for disposable infant diapers, adult incontinence and feminine hygiene products and as protective barriers in single-use surgical and industrial gowns, drapes, equipment covers and packaging. A specialty plastic film is a thin-gauge film (typically 0.0005" to 0.003") that is manufactured from polyolefin resins and engineered to provide certain performance characteristics. A laminate is the combination of a plastic film and a non-woven fabric. These products are produced using both cast and blown extrusion and laminating processes. High speed, multi-color custom printing of films and customized embossing patterns further differentiate the products. The company's specialty plastic products typically provide a unique combination of performance characteristics that meet specific, proprietary customer needs. Examples of such characteristics include strength, breathability, barrier properties, processibility and aesthetic appeal.

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

     The company's research and development efforts have resulted in many inventions covering embossing patterns, improved processing methods, product formulations, product applications and other proprietary technology. Recent new products include microporous breathable films and cost-effective cloth-like films and laminates. Microporous breathability provides for airflow while maintaining barrier properties resulting in improved comfort and skin care. Cloth-like films and laminates provide consumer preferred aesthetics such as softness and visual appeal. The company holds a number of patents for its current specialty film and laminate products and related manufacturing processes. Such patents are believed to be a less significant factor in the company's success than its proprietary know-how and the knowledge, ability and experience of its employees.

European Operations

     In 1996, the company formed Finotech, a joint venture with Corovin GmbH, a manufacturer of non-woven fabrics headquartered in Germany and is a subsidiary of BBA Group PLC, a publicly owned diversified U.K. manufacturer. The joint venture was created to develop, manufacture and market specialty plastic film and laminate products for use in the infant diaper, healthcare and other markets. Finotech, which is 60% owned by the company, focuses on selling its products in Europe.

     In 1997, Finotech constructed and began to operate a manufacturing facility in Germany, the cost of which was approximately $9 million. Subsequently, Finotech made capital expenditures of approximately $25 million for new production lines. This expansion, which was financed primarily by joint venture borrowings, is designed to meet anticipated demand under multi-year contracts with a major international consumer products company, and has increased Finotech's manufacturing capacity by approximately 200%.

     In July 1998, the company acquired Bhme Verpackungsfolien GmbH & Co., a German manufacturer of high-quality printed and conventional plastic packaging and specialty films. The acquisition provides a platform to further expand Specialty Plastic Films' European operations and the opportunity to broaden the segment's product line by bringing Bhme technology and products to domestic and other international markets. These products include printed and unprinted film and flexible packaging for hygienic products.

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

     Plastic resins, such as polyethylene and polypropylene, and non-woven fabrics are the basic raw materials used in the manufacture of substantially all of Specialty Plastic Films' products. The company currently purchases its plastic resins in pellet form from several suppliers. The purchases are made under annual supply agreements that do not specify fixed pricing terms. During 1999, Finotech experienced a shortage of certain specialty resins. Although the joint venture was able to supplement its supply of such resins from other sources and use alternative raw materials, the ramp-up of its operations was impacted by resultant higher raw material costs and manufacturing inefficiencies. The shortage, which the company considers unusual, has been resolved. The company's sources for raw materials are believed to be adequate for its current and anticipated needs.

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

     Some of the major programs in which the company currently participates include:

   Description                   Customer                        Products
   -----------                   --------                        --------

SH-60R                        Lockheed Martin               Multi-mode radar,
(U.S. Navy Multi-                                           intercommunication and
mission Helicopter)                                         radio management and IFF
                                                            systems

NIMROD 2000 (U.K. Royal       British Aerospace             Integration of
Maritime Patrol                                             communications and radio
Aircraft)                                                   management systems

C-17 (U.S. Air Force          Boeing                        Integrated radio
Cargo Transport)                                            management and wireless
                                                            communication systems

AWACS (U.S. Air               Boeing/NATO                   IFF and radio management
Force/NATO Airborne                                         systems
Warning and Control
System)

Joint-STARS (U.S. Air         Lockheed Martin               Intercommunication and
Force Airborne                                              radio management systems
Surveillance System)

Maritime Surveillance        Sikorsky/Kaman                 Airborne coastal
Radar                                                       surveillance radar


Rail Transit                  Kawasaki, Bombardier          Car-borne and wayside
Communications                and others                    communications and
                                                            vehicle health monitoring
                                                            systems for rail cars

Industry

     The segment's market is comprised of defense and non-military government and commercial customers, both domestically and internationally.

     In recent years, the Electronic Information and Communication Systems segment has expanded its customer base with increasing emphasis on non-military government, commercial, industrial and new international markets. For example, sales to customers other than the U.S. Department of Defense and its contractors and subcontractors increased from approximately 30% of the segment's net sales in fiscal 1992 to approximately 52% of net sales in fiscal 1999.

     Although the United States defense budget has remained relatively constant in the last several years, the electronics procurement portion of the budget is expected to grow approximately 8% per year over the next 10 years, according to the Electronics Industry Association. This is due in part to the government's plan to upgrade the technology in existing weapon systems platforms rather than purchase entirely new platforms and systems.

     One of the major non-defense markets for the segment's products in the United States is the mass transit market. The company believes that both federal and local governments will continue to increase funding over the next few years to upgrade the infrastructure of their mass transit systems. This market is serviced by a limited number of manufacturers who are capable of providing the required electronics, logistics support and installation support.

     Electronic Information and Communication Systems' commercial projects include contracts with Kawasaki, Bombardier, Breda and other rail suppliers for rail communications systems as well as with Boeing for aircraft intercommunication systems and audio products.

     In recent years, the segment has significantly expanded its customer base in international markets. The company's international projects include a contract with British Aerospace PLC as part of the United Kingdom's upgrade of the NIMROD surveillance aircraft and several contracts with the Civil Aviation Authority of China for air traffic management systems. As a result of these and other developments, the segment's sales to these markets increased from 8% of net sales in fiscal 1992 to 42% of net sales in fiscal 1999.

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

Strategy

     The company intends to increase the market penetration of Electronic Information and Communication Systems' products in the defense and non-military government markets both domestically and internationally by leveraging its design and engineering capabilities. For example, the company has applied such capabilities to develop an advanced imaging radar used in the U.S. Navy's SH-60R multi-mission helicopter. As a result, the company expects substantial sales growth as it transitions from development to the production phase of the SH-60R helicopter program, which is expected to occur in 2001. In addition, the company intends to continue to capitalize on the technology it has developed for defense programs by entering into new non-military government markets, as exemplified by contracts to provide car-borne communications systems for trains and subway cars.

Products

     The company manufactures specialized electronic products for a variety of niche applications. Electronic Information and Communication Systems products include communication systems, radar systems, information and command and control systems, and custom mixed-signal large scale integrated circuits used in defense, non-military government and commercial markets. The company also manufactures audio products for commercial aircraft, such as headsets, microphones and handsets.

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

Backlog

     The company's funded backlog for Electronic Information and Communication Systems was approximately $170 million on September 30, 1999, compared to $189 million on September 30, 1998.

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

EMPLOYEES

     The company has approximately 5,400 employees located throughout the United States and in Europe. Approximately 100 of its employees are covered by a collective bargaining agreement, primarily with an affiliate of the AFL-CIO. The company believes its relationships with its employees are satisfactory.


OFFICERS OF THE REGISTRANT

                                           Served as           Positions and
     Name                   Age          Officer Since            Offices
     ----                   ---          -------------         -------------
Harvey R. Blau              64               1983              Chairman of the
                                                               Board and Chief
                                                               Executive Officer
Robert Balemian             60               1976              President
Patrick L. Alesia           51               1979              Vice President and
                                                               Treasurer
Edward I. Kramer            65               1997              Vice President,
                                                               Administration and
                                                               Secretary

ITEM 2 - PROPERTIES

     The company occupies approximately 4,000,000 square feet of general office, factory and warehouse space and showrooms throughout the United States and in Germany. The following table sets forth certain information as to each of the company's major facilities:

                                                                           Approximate    Owned
                                                                              Square         or
Location            Business Segment              Primary Use                Footage      Leased
--------            ----------------              -----------              -----------    ------

Jericho, NY         Corporate Headquarters        Office                    10,000        Leased

Farmingdale, NY     Electronic Information        Manufacturing            167,000        Owned
                    and Communication
                    Systems

Huntington, NY      Electronic Information        Manufacturing             89,000        Owned
                    and Communication
                    Systems

Cincinnati, OH      Garage Doors                  Office                    50,000        Leased
                    Installation Services
                    Specialty Plastic Films

Cincinnati, OH      Garage Doors                  Research and              49,000        Leased
                    Specialty Plastic Films       Development

Aschersleben,       Specialty Plastic Films       Manufacturing            395,000        Owned
Germany

Dombhl,             Specialty Plastic Films       Manufacturing            398,000        Owned
Germany

Augusta, KY         Specialty Plastic Films       Manufacturing            143,000        Owned

Nashville, TN       Specialty Plastic Films       Manufacturing            126,000        Leased

Fresno, CA          Specialty Plastic Films       Manufacturing             37,000        Leased

Russia, OH          Garage Doors                  Manufacturing            274,000        Leased

Baldwin, WI         Garage Doors                  Manufacturing            216,000        Leased

Nesbit, MS          Garage Doors                  Manufacturing             40,000        Owned

Los Angeles, CA     Garage Doors                  Manufacturing             40,000        Leased

Auburn, WA          Garage Doors                  Manufacturing            123,000        Leased

Tempe, AZ           Garage Doors                  Manufacturing            145,000        Leased
                    Installation Services         Warehousing

     The company also leases approximately 1,500,000 square feet of space for the Garage Doors distribution centers and Installation Services locations in numerous facilities throughout the United States.

     The company has aggregate minimum annual rental commitments under real estate leases of approximately $10 million. The majority of the leases have escalation clauses related to increases in real property taxes on the leased property and some for cost of living adjustments. Certain of the leases have renewal and purchase options. All plants and equipment of the company are believed to be in adequate condition and contain sufficient space for current and presently foreseeable needs.

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

                                    PART II
                                    -------

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS
         -------------------------------------

     (a) The company's common stock is listed for trading on the New York Stock Exchange. The following table shows for the periods indicated the quarterly range in the high and low closing prices for the company's common stock as reported by the National Quotation Bureau Incorporated.

     FISCAL QUARTER ENDED                 HIGH                 LOW
                                          ----                 ---

     December 31, 1997                  $17  1/2            $14  3/8
     March 31, 1998                      17  3/8             14 11/16
     June 30, 1998                       15  7/16            12  3/8
     September 30, 1998                  13 15/16             7 15/16
     December 31, 1998                   11  3/16             7  5/8
     March 31, 1999                      10  7/8              6  7/8
     June 30, 1999                        8  3/8              6 7/16
     September 30, 1999                   8                   6 5/8

     (b) As of November 1, 1999, there were approximately 14,000 recordholders of the company's common stock.

     (c) No dividends on common stock were declared or paid during the five years ended September 30, 1999.

ITEM 6 -  SELECTED FINANCIAL DATA
          -----------------------

                                                  YEARS ENDED SEPTEMBER 30,
                         -----------------------------------------------------------------------------
                              1999              1998           1997            1996          1995
                              ----              ----           ----            ----          ----
Net sales                $1,032,697,000     $914,874,000    $770,227,000   $655,063,000   $506,116,000
                         ==============     ============    ============   ============   ============
Income from
  continuing
  operations             $   20,211,000     $ 29,321,000    $ 33,164,000   $ 28,067,000   $ 23,245,000
                         ==============     ============    ============   ============   ============

  Per share:
    Basic                $          .67     $        .96    $       1.12   $        .93   $        .73
                         ==============     ============    ============   ============   ============
    Diluted              $          .66     $        .94    $       1.06   $        .88   $        .69
                         ==============     ============    ============   ============   ============

Total assets             $  533,440,000     $487,938,000    $384,759,000   $311,169,000   $285,616,000
                         ==============     ============    ============   ============   ============

Long-term
  obligations            $  135,284,000     $112,829,000    $ 53,854,000   $ 32,458,000   $ 16,074,000
                         ==============     ============    ============   ============   ============

     Income from continuing operations in 1999 was after a $3,500,000 pre-tax restructuring charge which had the effect of reducing earnings per share by $.07.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS
         ---------------------------------------
GENERAL

     Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information", which became effective for fiscal 1999, established new standards for reporting information about operating segments. The following information is presented in accordance with related segment results presented in Note 6 of "Notes to Consolidated Financial Statements."

RESULTS OF OPERATIONS

FISCAL 1999 COMPARED TO FISCAL 1998

     Net sales by business segment were as follows:

                                                               Percentage
                                  1999             1998          Change
                                  ----             ----        ----------
                                       (millions)
     Garage doors              $  447.7           $444.0            .8%
     Installation services        240.7            177.1          35.9%
     Specialty plastic films      197.5            167.5          17.9%
     Electronic information
      and communication systems   177.1            156.9          12.9%
     Intersegment revenues        (30.3)           (30.6)
                               --------           ------
                               $1,032.7           $914.9          12.9%
                               ========           ======

     Net sales of the garage doors segment increased by $3.7 million compared to 1998. The increase was principally attributable to higher unit sales of garage doors ($18.9 million) due to strong construction and related retail markets and additional production capacity, partly offset by the effects of competitive pricing and the second quarter sale of a commercial product line.

     Net sales of the installation services segment increased by $63.6 million compared to 1998. The second quarter acquisition of an operation that sells and installs a range of specialty products to the residential construction market accounted for $39.0 million of the increase. The remainder of the increase was principally attributable to the segment's internal growth due to the strong housing market, increased market share and expanded product line offerings.

     Net sales of the specialty plastic films segment increased $30.0 million compared to last year. Net sales of a 1998 fourth quarter acquisition accounted for $21.7 million of the increase. The remainder of the increase was principally attributable to higher unit volume in the segment's 60%-owned joint venture, partially offset by price competition in the commodity end of the business.

     Net sales of the electronic information and communication systems segment increased $20.2 million compared to last year due to new programs and increased funding on existing programs in the segment's defense, international and transit markets.

     Operating profit by business segment was as follows:

                                                             Percentage
                                      1999         1998        Change
                                      ----         ----      ----------
                                         (millions)
     Garage doors                    $27.9        $32.1        (13.0%)
     Installation services             6.5          4.6         41.4%
     Specialty plastic films            .6          7.4        (92.6%)
     Electronic information
      and communication systems       15.6         13.7         14.3%
                                     -----        -----
                                     $50.6        $57.8        (12.5%)
                                     =====        =====

     Operating profit of the garage doors segment decreased by $4.2 million compared to 1998. The decrease was principally due to competitive pricing pressures, expenses associated with new distribution centers and, through the first six months, capacity constraints and related manufacturing inefficiencies and the operating loss related to a divested commercial product line, partly offset by lower raw material costs and improved manufacturing efficiencies in the second half of the year.

     Operating profit of the installation services segment increased by $1.9 million primarily due to the earnings from an acquired company. The effect of remaining revenue growth was offset primarily by higher distribution and labor costs to support the business' continuing expansion.

     Operating profit of the specialty plastic films segment decreased by $6.8 million compared to last year. Earnings of a late 1998 acquisition were offset by the effects of competitive pricing, increased raw material costs and manufacturing inefficiencies related to the ramp-up of the segment's joint venture operation. Operating results of this segment strengthened in the fourth quarter of the year, and it is anticipated that, although pricing pressures are likely to persist, continued volume-driven improvement and increased manufacturing efficiencies will result in improving operating results.

     Operating profit of the electronic information and communication systems segment increased by $2.0 million compared to last year due to the effect of increased sales, partly offset by increased research and development expenditures.

     In addition to the operating results described above, in the second quarter of fiscal 1999 the company recorded a $3.5 million restructuring charge in connection with the closing of a garage door manufacturing facility in order to streamline operations and improve efficiency. In addition to divesting a commercial product line, since the last half of 1998 and continuing into 1999 the company has consolidated or closed several of garage doors' manufacturing or distribution facilities. As a result of these actions, facilities employed in the garage doors segment were reduced by approximately 400,000 square feet and the workforce was reduced by 244 employees, including approximately 100,000 square feet and 100 manufacturing employees in connection with the 1999 plant closure.

     Net interest expense increased by $3.7 million compared to last year due to higher levels of outstanding debt from acquisitions in late 1998 and in 1999, from borrowings to finance new production lines for specialty plastic films' joint venture and from lower investable balances.

FISCAL 1998 COMPARED TO FISCAL 1997

     Net sales by business segment were as follows:

                                                                Percentage
                                  1998             1997           Change
                                  ----             ----         ----------
                                       (millions)
     Garage doors                $444.0           $381.9          16.3%
     Installation services        177.1            112.9          56.8%
     Specialty plastic films      167.5            163.7           2.3%
     Electronic information
      and communication systems   156.9            127.3          23.2%
     Intersegment revenues        (30.6)           (15.6)
                                 ------           ------
                                 $914.9           $770.2          18.8%
                                 ======           ======

     Net sales of the garage doors segment increased by $62.1 million compared to 1997. A company acquired during 1997 that is included in 1998 operating results for the full year accounted for approximately $42.2 million of the increase. Higher unit sales of garage doors resulting from continued strong demand in the residential and related retail markets, partly offset by the effect of competitive pricing, contributed the remainder of the increase.

     Net sales of the installation services segment increased $64.2 million compared to last year. Acquisitions, including a company acquired during 1997 that is included in 1998 operating results for the full year, accounted for approximately $45.9 million of the increase, with the remainder stemming from geographic expansion and internal growth.

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

     Net sales of the electronic information and communication systems segment increased by $29.6 million, principally because of new program awards and increased funding levels on several programs in the segment's defense and international business. Included were sales of approximately $22 million, a $10 million increase compared to the prior year, under a contract to provide integrated radio management and communication systems for a United Kingdom coastal surveillance aircraft program.

     Operating profit by business segment was as follows:

                                                               Percentage
                                1998              1997           Change
                                ----              ----         ----------
                                       (millions)
     Garage doors               $32.1             $37.9          (15.2%)
     Installation services        4.6               3.8           20.8%
     Specialty plastic films      7.4               8.7          (14.0%)
     Electronic information
      and communication systems  13.7              12.1           12.6%
                                -----             -----
                                $57.8             $62.5           (7.5)%
                                =====             =====

     Operating profit of the garage doors segment decreased by $5.8 million compared to 1997. The effect of the sales growth was offset by competitive pricing pressures, capacity constraints and related manufacturing inefficiencies due to delay in implementing an additional production line, increased operating expenses associated with new distribution centers and certain manufacturing inefficiencies related to production of commercial doors.

     Operating profit of the installation services segment increased by $.8 million compared to last year due to the increased sales, partly offset by higher costs to support the sales growth.

     Operating profit of the specialty plastic films segment declined by $1.3 million compared to last year. The segment experienced decreased earnings in fiscal 1998 due to lower than anticipated sales from new programs and price competition in the commodity end of the segment's business, partly offset by increased unit sales volume from new infant diaper programs and earnings from an acquired company.

     Operating profit of the electronic information and communication systems segment increased by $1.6 million due to the increased sales.

     Net interest expense increased by $1.2 million compared to 1997 due to higher levels of outstanding debt in 1998 from acquisitions in 1997 and 1998, from borrowings to finance new production lines for specialty plastic films' joint venture and from lower investable balances in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow provided by operations for 1999 was $15.9 million, and working capital was $189.0 million at September 30, 1999

     During 1999 the company acquired, in a cash transaction, an operation with annual sales of approximately $50 million that sells and installs a range of specialty products to the residential construction market in Phoenix and Las Vegas. The purchase price of approximately $20 million was financed under the company's bank credit lines.

     During 1999 the company increased the amount of its revolving credit facility from $80,000,000 to $120,000,000. Revolving credit at rates based upon LIBOR or the prime rate is available through 2002, after which outstanding borrowings may be converted into a four-year term loan. At September 30, 1999 $80,000,000 was outstanding under this facility.

     The company rents various real property and equipment through noncancellable operating leases. Related future minimum lease payments due in 2000 approximate $28 million and are expected to be funded through operating cash flows.

     During the year, the company had capital expenditures of approximately $27.7 million, including $8.6 million to upgrade and enhance strategic business systems. The balance of capital expenditures were principally made in connection with increasing production capacity, including approximately $3 million for new production lines for its specialty plastic films' joint venture in Germany. During 2000 the company anticipates capital expenditures of approximately $30 to $35 million, primarily in the garage doors and specialty plastic films segments in connection with additional production capacity and manufacturing improvements, and continuing the systems upgrade program. The company estimates that aggregate capital expenditures for systems upgrade and enhancement programs will be approximately $40 million. Through September 30, 1999 the company had incurred approximately $30 million of such costs with the balance to be incurred through fiscal 2001.

     Anticipated cash flows from operations, together with existing cash, bank lines of credit and lease line availability, should be adequate to finance presently anticipated working capital and capital expenditure requirements and to repay long-term debt as it matures.

NEW ACCOUNTING STANDARDS

     In 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities." SOP 98-5, which becomes effective for the company's fiscal year ended September 30, 2000, sets accounting standards in connection with accounting and financial reporting related to costs of start-up activities. SOP 98-5 requires that, at the date of adoption, costs of start-up activities previously capitalized be written-off as a cumulative effect of a change in accounting principle, and further requires that such costs incurred subsequent to adoption be expensed. Consequently, in the first quarter of fiscal 2000, the company's 60%-owned joint venture will be required to write-off, as the cumulative effect of a change in accounting principle, costs that were previously capitalized in connection with the start-up of the venture and the implementation of additional production capacity. The cumulative effect, after taxes, of adopting SOP 98-5 will be approximately $5,300,000; the effect on net income, after the minority interest's share of the cumulative effect, will be approximately $3,200,000.

YEAR 2000

     The company has taken actions in each of its businesses to address Year 2000 issues in connection with the company's application software, hardware and related operating platforms ("IT Systems"), embedded technology such as microcontrollers used in production equipment or products, and third parties, principally suppliers and customers.

     Within the installation services, specialty plastic films and electronic information and communication systems segments, IT Systems were replaced or modified such that the company believes them to be Year 2000 compliant.

     The garage doors segment initially expected that Year 2000 issues would be addressed within the context of a substantial systems upgrade and enhancement program. This program however, was running behind schedule, and in order to remediate identified Year 2000 issues, software modifications to existing systems were implemented and completed such that they are believed to be Year 2000 compliant.

     With respect to embedded technology, inventories and assessments in each of the company's business segments have been completed. Based on the results of this process, the company believes that there are no significant Year 2000 exposures from embedded technology.

     The company believes that its "reasonably likely worst case scenarios" involve the failure of significant third parties with whom the company does business to address their Year 2000 issues. Contingency plans being developed include, but are not limited to, identification of alternate suppliers and possible increases in inventory levels.

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

     The company estimates that approximately $2.5 million will be expended for Year 2000 consulting costs, the majority of which was incurred through September 30, 1999. The company has not separately tracked all costs for Year 2000 efforts since such compliance was expected to be achieved as an ancillary benefit of budgeted systems upgrade and enhancement programs, or principally consist of payroll and related costs for information systems personnel.

FORWARD-LOOKING STATEMENTS

     All statements other than statements of historical fact included in this annual report, including without limitation statements regarding the company's financial position, business strategy, Year 2000 readiness and the plans and objectives of the company's management for future operations, are forward-looking statements. When used in this annual report, words such as "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate to the company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the company's management, as well as assumptions made by and information currently available to the company's management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, business and economic conditions, competitive factors and pricing pressures, capacity and supply constraints and the impact of any disruption or failure in normal business activities at the company and its customers and suppliers as a consequence of Year 2000 related problems. Such statements reflect the views of the company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the company. Readers are cautioned not to place undue reliance on these forward-looking statements. The company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

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

ITEM 8 -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

     The financial statements of the company and its subsidiaries and the report thereon of Arthur Andersen LLP, dated November 11, 1999 are included herein:

     -    Report of Independent Public Accountants.

     -    Consolidated Balance Sheets at September 30, 1999 and 1998.

     - Consolidated Statements of Income, Cash Flows and Shareholders' Equity for the years ended September 30, 1999, 1998, 1997.

     -    Notes to Consolidated Financial Statements.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To Griffon Corporation:


We have audited the accompanying consolidated balance sheets of Griffon Corporation (a Delaware corporation) and subsidiaries as of September 30, 1999 and 1998 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Griffon Corporation and subsidiaries as of September 30, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles.

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




                                      ARTHUR ANDERSEN LLP





Roseland, New Jersey
November 11, 1999

                              GRIFFON CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                             September 30,
                                                         1999           1998
                                                     ------------   ------------
ASSETS
Current Assets:
Cash and cash equivalents                            $ 21,242,000   $ 19,326,000
Accounts receivable, less allowance
  for doubtful accounts of $8,068,000
  in 1999 and $7,476,000 in 1998 (Note 1)             123,008,000    114,784,000
Contract costs and recognized income
  not yet billed (Note 1)                              65,527,000     47,324,000
Inventories (Note 1)                                   94,419,000    104,517,000
Prepaid expenses and other current assets              22,832,000     20,675,000
                                                     ------------   ------------
  Total current assets                                327,028,000    306,626,000
                                                     ------------   ------------

Property, Plant and Equipment, at cost, net
  of depreciation and amortization (Note 1)           134,882,000    132,214,000
                                                     ------------   ------------
Other Assets:
Costs in excess of fair value of net assets
  of businesses acquired, net (Note 1)                 51,315,000     38,359,000
Other                                                  20,215,000     10,739,000
                                                     ------------   ------------
                                                       71,530,000     49,098,000
                                                     ------------   ------------
                                                     $533,440,000   $487,938,000
                                                     ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Notes payable and current portion of long-term
  debt                                               $ 17,836,000   $  9,414,000
Accounts payable                                       58,540,000     62,542,000
Accrued liabilities (Note 1)                           61,629,000     63,178,000
Federal income taxes (Note 1)                                 ---      3,010,000
                                                     ------------   ------------
  Total current liabilities                           138,005,000    138,144,000
                                                     ------------   ------------
Long-Term Debt (Note 2)                               127,652,000    107,458,000
                                                     ------------   ------------
Minority Interest and Other                            17,562,000     12,247,000
                                                     ------------   ------------
Commitments and Contingencies (Note 4)

Shareholders' Equity (Note 3):
Preferred stock, par value $.25 per share,
  authorized 3,000,000 shares, no shares issued               ---            ---
Common stock, par value $.25 per share,
  authorized 85,000,000 shares, issued
  31,735,349 shares in 1999 and
  31,706,362 shares in 1998                             7,934,000      7,927,000
Capital in excess of par value                         41,232,000     40,053,000
Retained earnings                                     218,196,000    197,985,000
Treasury shares, at cost, 1,387,402
  common shares in 1999 and 1,287,002
  common shares in 1998                               (14,548,000)   (13,823,000)
Accumulated other comprehensive income (Note 1)        (1,074,000)           ---
Deferred compensation                                  (1,519,000)    (2,053,000)
                                                     ------------   ------------
  Total shareholders' equity                          250,221,000    230,089,000
                                                     ------------   ------------
                                                     $533,440,000   $487,938,000
                                                     ============   ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                              GRIFFON CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME

                                                       YEARS ENDED SEPTEMBER 30,

                                                1999           1998          1997
                                          --------------   ------------   ------------
Net sales                                 $1,032,697,000   $914,874,000   $770,227,000
Cost of sales                                783,505,000    685,230,000    571,132,000
                                          --------------   ------------   ------------
                                             249,192,000    229,644,000    199,095,000
Selling, general and administrative
  expenses                                   207,499,000    180,211,000    144,663,000
Restructuring charge (Note 1)                  3,500,000            ---            ---
                                          --------------   ------------   ------------
                                              38,193,000     49,433,000     54,432,000
                                          --------------   ------------   ------------
Other income (expense):
  Interest expense                            (7,871,000)    (3,934,000)    (3,475,000)
  Interest income                                864,000        627,000      1,377,000
  Other, net                                     895,000        416,000        699,000
                                          --------------   ------------   ------------
                                              (6,112,000)    (2,891,000)    (1,399,000)
                                          --------------   ------------   ------------
Income before income taxes                    32,081,000     46,542,000     53,033,000
                                          --------------   ------------   ------------
Provision for income taxes (Note 1):
  State and foreign                            2,238,000      4,027,000      3,102,000
  Federal                                      9,632,000     13,194,000     16,767,000
                                          --------------   ------------   ------------
                                              11,870,000     17,221,000     19,869,000
                                          --------------   ------------   ------------

Net income                                $   20,211,000   $ 29,321,000   $ 33,164,000
                                          ==============   ============   ============

Earnings per share of common stock
 (Note 1):
  Basic                                   $          .67   $        .96   $       1.12
                                          ==============   ============   ============
  Diluted                                 $          .66   $        .94   $       1.06
                                          ==============   ============   ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               GRIFFON CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       YEARS ENDED SEPTEMBER 30,

                                                    1999            1998           1997
                                                ------------     -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                      $ 20,211,000     $29,321,000   $ 33,164,000
                                                ------------     -----------   ------------
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
  Depreciation and amortization                   23,013,000      16,255,000     11,452,000
  Provision for losses on accounts receivable      2,780,000       1,907,000      1,312,000
  Deferred income taxes                                  ---      (1,039,000)     2,942,000
  Non-cash asset write-downs from restructuring    2,150,000             ---            ---
  Change in assets and liabilities:
    Increase in accounts receivable
      and contract costs and recognized
      income not yet billed                      (22,727,000)    (15,070,000)   (15,750,000)
    (Increase) decrease in inventories             9,105,000     (14,058,000)       (21,000)
     Increase in prepaid expenses and
      other assets                                (8,382,000)     (5,587,000)    (7,120,000)
    Increase (decrease) in accounts
      payable, accrued liabilities and
      Federal income taxes                       (12,854,000)      4,393,000     12,975,000
    Other changes, net                             2,622,000       4,677,000      2,321,000
                                                ------------     -----------   ------------
  Total adjustments                               (4,293,000)     (8,522,000)     8,111,000
                                                ------------     -----------   ------------
      Net cash provided by operating activities   15,918,000      20,799,000     41,275,000
                                                ------------     -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in marketable  securities                   ---       1,379,000      2,918,000
Acquisition of property, plant and
   equipment                                     (27,697,000)    (48,002,000)   (25,793,000)
Proceeds from sales of product line
   and discontinued operations                     4,300,000             ---     10,518,000
Acquired businesses                              (20,172,000)    (26,445,000)   (40,953,000)
Other, net                                          (972,000)      2,142,000       (585,000)
                                                ------------     -----------   ------------
      Net cash used in investing activities      (44,541,000)    (70,926,000)   (53,895,000)
                                                ------------     -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares                         (725,000)     (5,580,000)    (4,223,000)
Proceeds from issuance of long-term debt          38,629,000      60,600,000     41,183,000
Payments of long-term debt                       (10,107,000)     (1,062,000)   (24,004,000)
Increase (decrease) in short-term borrowings       3,214,000          65,000     (3,968,000)
Other, net                                          (472,000)         16,000      1,200,000
                                                ------------     -----------   ------------
      Net cash provided by financing activities   30,539,000      54,039,000     10,188,000
                                                ------------     -----------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                      1,916,000       3,912,000     (2,432,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR    19,326,000      15,414,000     17,846,000
                                                ------------     -----------   ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR        $ 21,242,000     $19,326,000   $ 15,414,000
                                                ============     ===========   ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               GRIFFON CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)

For the Years Ended September 30, 1999, 1998 and 1997

                                                  CAPITAL                                 ACCUMULATED
                                                     IN                                     OTHER
                                 COMMON STOCK     EXCESS OF RETAINED    TREASURY SHARES  COMPREHENSIVE    DEFERRED   COMPREHENSIVE
                               SHARES  PAR VALUE  PAR VALUE EARNINGS      SHARES   COST     INCOME      COMPENSATION    INCOME
                               ------  ---------  --------- --------      ------   ----  -------------  ------------ -------------
Balances, September 30, 1996  29,253,848  $7,313  $32,764    $135,508     334,896 $ 2,851  $   ---        $  179
Net income                           ---     ---      ---      33,164         ---     ---      ---           ---        $ 33,164
Amortization of deferred                                                                                                ========
  compensation                       ---     ---      ---         ---         ---     ---      ---          (658)
ESOP purchase of Common
  Stock                              ---     ---      ---         ---         ---     ---      ---         3,000
Conversion of Second
  Preferred Stock              1,573,679     394      ---         ---         ---     ---      ---           ---
Purchase of treasury shares          ---     ---      ---         ---     313,969   4,223      ---           ---
Exercise of stock options        443,627     111    2,094         ---         ---     ---      ---           ---
Retirement of treasury
shares                               ---     ---     (441)        ---     (45,165)   (452)     ---           ---
Other                              7,676       2      147          (8)       ---      ---      ---           100
                               ---------  ------  -------    --------   ---------  ------  -------        ------
Balances, September 30, 1997  31,278,830   7,820   34,564     168,664     603,700   6,622      ---         2,621

Net income                           ---     ---      ---      29,321         ---     ---      ---           ---        $ 29,321
Amortization of deferred                                                                                                ========
  compensation                       ---     ---      ---         ---         ---     ---      ---          (668)
Purchase of treasury shares          ---     ---      ---         ---     562,700   5,580      ---           ---
Exercise of stock options        426,786     107    4,427         ---         ---     ---      ---           ---
Retirement of treasury
  shares                          (5,717)     (2)     (96)        ---      (5,717)    (98)     ---           ---
Other                              6,463       2    1,158         ---     126,319   1,719      ---           100
                              ----------  ------  -------    --------   ---------  ------  -------        ------
Balances, September 30, 1998  31,706,362   7,927   40,053     197,985   1,287,002  13,823      ---         2,053

Foreign currency translation
   adjustment                        ---     ---      ---         ---         ---     ---     (631)          ---        $   (631)
Minimum pension liability
   adjustment                        ---     ---      ---         ---         ---     ---     (443)          ---            (443)
Net income                           ---     ---      ---      20,211         ---     ---      ---           ---          20,211
                                                                                                                        --------
   Comprehensive income              ---     ---      ---         ---         ---     ---      ---           ---        $ 19,137
Amortization of deferred                                                                                                ========
  compensation                       ---     ---      ---         ---         ---     ---      ---          (634)
Purchase of treasury shares          ---     ---      ---         ---     100,400     725      ---           ---
Exercise of stock options         19,400       5      156         ---         ---     ---      ---           ---
Other                              9,587       2    1,023         ---         ---     ---      ---           100
                              ----------  ------  -------    --------   --------- -------  -------        ------
Balances, September 30, 1999  31,735,349  $7,934  $41,232    $218,196   1,387,402 $14,548  $(1,074)       $1,519
                              ==========  ======  =======    ========   ========= =======  =======        ======

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

Cash flows, investments and credit risk

     The company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash payments for interest were approximately $9,141,000, $5,353,000 and $3,325,000 in 1999, 1998
and 1997, respectively.

     A substantial portion of the company's trade receivables are from customers of the garage doors and installation services segments whose financial condition is dependent on the construction and related retail sectors of the economy.

Comprehensive income

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which became effective for fiscal 1999, establishes the rules for the reporting of comprehensive income and its components. Comprehensive income is presented in the consolidated statements of shareholders' equity and consists of net income and other items of comprehensive income such as minimum pension liability adjustments and foreign currency translation adjustments.

     The financial statements of all foreign subsidiaries were prepared in their respective local currencies and translated into U.S. Dollars based on the current exchange rate at the end of the period for the balance sheet and average exchange rates for results of operations.

     The components of accumulated other comprehensive income in 1999 were a foreign currency translation adjustment of $631,000 and a minimum pension liability adjustment of $443,000.

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

Inventories

     Inventories, stated at the lower of cost (first-in, first-out or average) or market, include material, labor and manufacturing overhead costs and are comprised of the following:

                                             SEPTEMBER 30,
                                        1999               1998
                                   ------------        ------------
Finished goods                     $ 51,157,000        $ 58,176,000
Work in process                      23,405,000          27,011,000
Raw materials and supplies           19,857,000          19,330,000
                                   ------------        ------------
                                   $ 94,419,000        $104,517,000
                                   ============        ============

Property, plant and equipment

     Depreciation of property, plant and equipment is provided primarily on a straight-line basis over the estimated useful lives of the assets.

     Leasehold improvements are amortized over the life of the lease or life of the improvement, whichever is shorter

          Property, plant and equipment consists of the following:

                                           SEPTEMBER 30,
                                       1999               1998
                                   ------------        ------------
Land, buildings and building
  improvements                     $ 37,384,000        $ 31,359,000
Machinery and equipment             157,122,000         153,066,000
Leasehold improvements               12,528,000          10,518,000
                                   ------------        ------------
                                    207,034,000         194,943,000
Less-Accumulated depreciation and
  Amortization                       72,152,000          62,729,000
                                   ------------        ------------
                                   $134,882,000        $132,214,000
                                   ============        ============

Acquisitions and costs in excess of fair value of net assets of businesses acquired ("Goodwill")

     In February 1999 the company acquired, in a cash transaction, an operation with annual sales of approximately $50,000,000 that sells and installs a range of specialty products to the residential construction market. The purchase price of approximately $20,000,000 was financed under the company's bank lines of credit.

In July 1998 the company acquired Bhme Verpackungsfolien GmbH & Co., a German plastic packaging manufacturer with annual sales of approximately $35,000,000. The purchase price of approximately $28,000,000 was substantially financed by borrowings under a subsidiary's bank credit agreement.

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

     The above acquisitions have been accounted for as purchases and resulted in an increase in goodwill of $14,486,000 in 1999 and $3,883,000 in 1998. Goodwill is being amortized on a straight-line basis over a period of forty years. At September 30, 1999 and 1998, accumulated amortization of goodwill was $9,208,000 and $7,505,000, respectively. The operating results of acquired businesses have been included in the consolidated statements of income since the dates of acquisition.

Income taxes

     The provision for income taxes is comprised of the following:

                        1999               1998                1997
                    -----------         -----------         -----------
Current             $11,870,000         $18,260,000         $16,927,000
Deferred                    ---          (1,039,000)          2,942,000
                    -----------         -----------         -----------
                    $11,870,000         $17,221,000         $19,869,000
                    ===========         ===========         ===========

     The deferred taxes result primarily from differences in the reporting of depreciation, the allowance for doubtful accounts and other nondeductible accruals.

     Cash  payments  for  income  taxes  were   $16,938,000,   $19,670,000   and
$15,328,000 in 1999, 1998 and 1997, respectively.

     The following table indicates the significant elements contributing to the difference between the U.S. Federal statutory tax rate and the company's effective tax rate:

                                   1999           1998           1997
                                   ----           ----           ----
U.S. Federal statutory
  Tax rate                         35.0%          35.0%          35.0%
State and foreign
  income taxes                      4.4            5.6            3.8
Other                              (2.4)          (3.6)          (1.3)
                                   ----           ----           ----
Effective tax rate                 37.0%          37.0%          37.5%
                                   ====           ====           ====

Research and development costs

     Research and development costs not recoverable under contractual arrangements are charged to expense as incurred. Approximately $8,900,000, $7,700,000 and $7,700,000 in 1999, 1998 and 1997, respectively, was incurred on such research and development.

Accrued liabilities

     At September 30, 1999 and 1998, accrued liabilities included $16,434,000 and $17,960,000 respectively, for payroll and other employee benefits.

Earnings per share (EPS)

     Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of Common Stock outstanding during the period. Income available to common shareholders ($20,211,000 in 1999, $29,321,000 in 1998 and $33,157,000 in 1997) used in determining basic EPS reflects deductions of $7,000 in 1997 for Preferred Stock dividends. The weighted average number of shares of Common Stock used in determining basic EPS was 30,374,000 in 1999, 30,553,000 in 1998 and 29,664,000 in 1997.

     Diluted EPS is calculated by dividing income available to common shareholders, adjusted to add back dividends or interest on convertible securities, by the weighted average number of shares of Common Stock outstanding plus additional common shares that could be issued in connection with potentially dilutive securities. Income available to common shareholders used in determining diluted EPS was $20,211,000 in 1999, $29,321,000 in 1998 and $33,164,000 in 1997. The weighted average number of shares of Common Stock used in determining diluted EPS was 30,551,000 in 1999, 31,316,000 in 1998 and 31,231,000 in 1997 and reflects additional shares in connection with convertible preferred stock (642,000 shares in 1997) and stock option and other stock-based compensation plans (177,000 shares in 1999, 763,000 shares in 1998 and 925,000 shares in 1997). Options to purchase approximately 3,088,000 and 1,000,000 shares were not included in the computation of diluted earnings per share for the years 1999 and 1998, respectively, because the effects would be anti-dilutive.

Start-up costs

     In 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities". SOP 98-5, which becomes effective for the fiscal year ended September 30, 2000, sets accounting standards in connection with accounting and financial reporting related to costs of start-up activities. SOP 98-5 requires that, at the date of adoption, costs of start-up activities previously capitalized be written-off as a cumulative effect of a change in accounting principle, and further requires that such costs incurred subsequent to adoption be expensed. Consequently, in the first quarter of fiscal 2000, the company's 60%-owned joint venture will be required to write-off, as the cumulative effect of a change in accounting principle, costs that were previously capitalized in connection with the start-up of the venture and the implementation of additional production capacity. The cumulative effect, after taxes, of adopting SOP 98-5 will be approximately $5,300,000; the effect on net income, after the minority interest's share of the cumulative effect, will be approximately $3,200,000.

Restructuring charge and sale of product line

     In March 1999 the company recorded a restructuring charge aggregating $3,500,000 in connection with the closing of a garage door manufacturing facility in order to streamline operations and improve efficiency. The charge consists of the following:

     Non-cash asset write-downs                  $2,150,000
     Employee severance and related benefits        900,000
     Lease and related costs                        450,000
                                                 ----------
     Total restructuring charge                  $3,500,000
                                                 ==========

     Since the last half of 1998 and continuing into 1999 the company has consolidated or closed several garage door manufacturing or distribution facilities. Also, in March 1999 the company completed the sale, at approximately book value, of a peripheral 0product line, which was operating at a loss. As a result of these actions, facilities employed in the garage doors operation were reduced by approximately 400,000 square feet and the workforce was reduced by 244 employees, including approximately 100,000 square feet and 100 manufacturing employees in connection with the March 1999 plant closure. The majority of cash expenditures for restructuring costs are expected to be paid within one year; through September 30, 1999 approximately $435,000 was paid for employee severance and related benefits and $190,000 was paid for lease and related costs.

2. LONG-TERM DEBT:

     During 1999 the company increased the amount of its revolving credit facility from $80,000,000 to $120,000,000. Revolving credit is available through 2002, after which outstanding borrowings may be converted into a four-year term loan. Borrowings bear interest at rates (7.0% as of September 30, 1999) based upon LIBOR or at the prime rate and are secured by the capital stock of certain of the company's subsidiaries. As of September 30, 1999 $80,000,000 was outstanding under this agreement.

     In April 1998 the company's German joint venture entered into a credit agreement with a bank to finance new production lines. Borrowings under the agreement are payable in installments through 2001, and bear interest at rates (4.0% as of September 30, 1999) based upon LIBOR. As of September 30, 1999 approximately $18,491,000 was outstanding under this agreement.

     In connection with an acquisition in July 1998 (see Note 1), a subsidiary of the company entered into a credit agreement with a bank for borrowings of approximately $20,000,000, payable in installments through 2005. Outstanding borrowings under the agreement bear interest at rates (4.1% as of September 30, 1999) based upon LIBOR. As of September 30, 1999 approximately $19,678,000 was outstanding under this agreement.

     The balance of the company's long-term debt outstanding at September 30, 1999 relates primarily to real estate mortgages and industrial revenue bond financing, with interest rates ranging from 4.9% to 8.9% and maturities through 2014.

     The following are the maturities of long-term debt outstanding at September 30, 1999 for each of the succeeding five years:

                    2000                $11,836,000
                    2001                 11,464,000
                    2002                 16,871,000
                    2003                 18,437,000
                    2004                 24,331,000

3.  SHAREHOLDERS' EQUITY:

     During 1997 the company called for redemption its Second Preferred Stock at the redemption price of $10.00 per share plus accrued and unpaid dividends. Holders of 1,524,429 shares of Second Preferred Stock converted their shares into an equal number of shares of Common Stock, and 45,165 shares were redeemed for cash.

     The company has stock option plans under which options for an aggregate of 6,250,000 shares of Common Stock may be granted. As of September 30, 1999 options for 1,155,000 shares remain available for future grants. The plans provide for the granting of options at an exercise price of not less than 100% of the fair market value per share at date of grant. Options generally expire ten years after date of grant and become exercisable in installments as determined by the Board of Directors. Transactions under the plans are as follows:

                                                  NUMBER        WEIGHTED AVERAGE
                                                OF SHARES         EXERCISE PRICE
                                                ---------       ----------------
Outstanding at September 30,
  1996                                          2,744,000             $ 7.30
Granted                                           776,500             $13.44
Exercised                                        (217,214)            $ 7.36
Terminated                                         (3,250)            $ 8.04
                                                ---------
Outstanding at September 30,
  1997                                          3,300,036             $ 8.74
Granted                                         2,061,500             $13.35
Exercised                                        (426,786)            $ 4.06
Terminated                                        (43,250)            $13.10
                                                ---------
Outstanding at September 30,
  1998                                          4,891,500             $11.05
Granted                                         1,127,500             $ 8.38
Exercised                                         (19,400)            $ 8.29
Terminated                                       (815,100)            $ 7.97
                                                ---------
Outstanding at September 30,
  1999                                          5,184,500             $10.97
                                                =========

     At September 30, 1999 option groups outstanding and exercisable are as follows:

                                    Outstanding Options
                       ------------------------------------------------
                                          Weighted             Weighted
                                          Average               Average
    Range of           Number of          Remaining            Exercise
 Exercise Price         Options             Life                Price
 --------------        ---------          ---------            ---------
$10.875 to $15.75      2,782,500          8.3 years              $13.26
$ 6.625 to $10.00      2,402,000          7.2                      8.31

                                      Exercisable Options
                       ------------------------------------------------
                                                               Weighted
                                                                Average
     Range of          Number of                               Exercise
  Exercise Price        Options                                  Price
 --------------        ---------                               ---------
$11.125 to $15.75      1,710,250                                 $13.38
$ 6.625 to $9.375      1,407,000                                   8.46

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

                              1999                 1998                 1997
                           -----------         -----------           -----------
Net income
  As reported              $20,211,000         $29,321,000           $33,164,000
  Pro forma                 15,071,000          24,902,000            31,099,000

Earnings per share
As reported -
  Basic                           $.67                $.96                 $1.12
  Diluted                          .66                 .94                  1.06

Pro forma -
  Basic                           $.50                $.82                 $1.05
  Diluted                          .49                 .80                  1.00

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of options granted in fiscal 1999, 1998 and 1997 were $3.89, $6.52 and $6.96, respectively, based upon the following weighted average assumptions: expected volatility (.321 in 1999, .350 in 1998 and .372 in 1997), risk-free interest rate (5.67% in 1999,
5.67%  in 1998 and  6.40% in  1997),  expected  life (7 years in 1999,  1998 and
1997), and expected dividend yield (0% in 1999, 1998 and 1997).

     The company has an Outside Director Stock Award Plan (the "Outside Director Plan"), which was approved by the shareholders in 1994, under which 300,000 shares may be issued to non-employee directors. Annually, each eligible director is awarded shares of the company's Common Stock having a value of $10,000 which vests over a three-year period. For shares issued under the Outside Director Plan, the fair market value of the shares at the date of issuance will be amortized to compensation expense over the vesting period. The related deferred compensation has been reflected as a reduction of shareholders' equity. In 1999, 1998 and 1997, 9,710, 6,660 and 7,690 shares, respectively, were issued under the Outside Director Plan.

     As of September 30, 1999, a total of approximately 7,100,000 shares of the company's authorized Common Stock were reserved for issuance primarily in connection with stock option plans.

     The company has a shareholder rights plan which provides for one right to be attached to each share of Common Stock. The rights are currently not exercisable or transferable apart from the Common Stock, and have no voting power. Under certain circumstances, each right entitles the holder to purchase, for $34, one one-thousandth of a share of a new series of participating preferred stock, which is substantially equivalent to one share of Common Stock. These rights would become exercisable if a person or group acquires 10% or more of the company's Common Stock or announces a tender offer which would increase the person's or group's beneficial ownership to 10% or more of the company's Common Stock, subject to certain exceptions. After a person or group acquires 10% or more of the company's Common Stock, each right (other than those held by the acquiring party) will entitle the holder to purchase Common Stock having a market price of two times the exercise price. If the company is acquired in a merger or other business combination, each exercisable right entitles the holder to purchase common stock of the acquiring company or an affiliate having a market price of two times the exercise price of the right. In certain events the Board of Directors may exchange each right (other than those held by an acquiring party) for one share of the company's Common Stock or one one-thousandth of a share of a new series of participating preferred stock. The rights expire on May 9, 2006 and can be redeemed at $.01 per right at any time prior to becoming exercisable.

4.  COMMITMENTS AND CONTINGENCIES:

     The company and its subsidiaries rent real property and equipment under operating leases expiring at various dates. Most of the real property leases have escalation clauses related to increases in real property taxes.

     Future minimum payments under noncancellable operating leases consisted of the following at September 30, 1999:

                    2000                $ 28,300,000
                    2001                  18,800,000
                    2002                  11,000,000
                    2003                   7,800,000
                    2004                   6,100,000
                Later years                7,100,000

     Rent  expense  for  all  operating  leases,   net  of  subleases,   totaled
approximately  $27,400,000,  $24,500,000 and $19,800,000 in 1999, 1998 and 1997,
respectively.

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

5.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

     Quarterly results of operations for the years ended September 30, 1999 and 1998 are as follows:

                                            QUARTERS ENDED
                      -----------------------------------------------------------

                      SEPTEMBER 30,     JUNE 30,       MARCH 31,      DECEMBER 31,
                          1999            1999           1999            1998
                      ------------    ------------   ------------   -------------
Net sales             $275,367,000    $262,413,000   $236,360,000   $258,557,000
Gross profit            72,273,000      64,468,000     50,325,000     62,126,000
Net income (loss)        9,703,000       5,817,000     (2,461,000)     7,152,000
Earnings (loss) per
  share of common
  stock:
  Basic                       $.32         $   .19          $(.08)          $.24
  Diluted                     $.32         $   .19          $(.08)          $.23

                                            QUARTERS ENDED
                      -----------------------------------------------------------
                      SEPTEMBER 30,     JUNE 30,       MARCH 31,      DECEMBER 31,
                          1998            1998           1998            1997
                      ------------    ------------   ------------   -------------
Net sales             $256,577,000    $229,407,000   $199,859,000   $229,031,000
Gross profit            65,847,000      57,113,000     48,761,000     57,923,000
Net income              10,935,000       6,753,000      3,118,000      8,515,000
Earnings per share
  of common stock:
  Basic                       $.36            $.22           $.10           $.28
  Diluted                     $.35            $.22           $.10           $.27

        Earnings per share are computed independently for each of the quarters presented, on the basis described in Note 1. The sum of the quarters may not be equal to the full year earnings per share amounts. Net loss for the quarter ended March 31, 1999 includes a $3,500,000 pre-tax restructuring charge (see
Note 1).

6.  BUSINESS SEGMENTS:


     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", which became effective for fiscal 1999, establishes new standards for reporting information about operating segments, and the restatement of such information for prior periods. The following information is presented in accordance with the requirements of this Statement.

     The company's reportable business segments are as follows - Garage Doors (manufacture and sale of residential and commercial/industrial garage doors, and related products); Installation Services (sale and installation of building products primarily for new construction, such as garage doors, garage door openers, manufactured fireplaces and surrounds, and cabinets); Electronic Information and Communication Systems (communication and information systems for government and commercial markets); and Specialty Plastic Films (manufacture and sale of plastic films and film laminates for baby diapers, adult incontinence care products, disposable surgical and patient care products and plastic packaging). The company's reportable segments are distinguished from each other by types of products and services offered, classes of customers, production and distribution methods, and separate management.

     The company evaluates performance and allocates resources based on operating results before interest income or expense, income taxes and certain nonrecurring items of income or expense. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales are based on prices negotiated between the segments, and intersegment sales and profits are not eliminated in evaluating performance of a segment.

Information on the company's business segments is as follows:

                                                           Electronic
                                                           Information
                                                              and         Specialty
                                Garage      Installation  Communication    Plastic
                                 Doors        Services       Systems       Films          Totals
                                ------      ------------  -------------  ------------  -------------
Revenues from external
 customers -
1999                          $418,395,000  $239,737,000  $177,091,000  $197,474,000  $1,032,697,000
1998                           414,588,000   175,919,000   156,864,000   167,503,000     914,874,000
1997                           366,922,000   112,289,000   127,298,000   163,718,000     770,227,000
Intersegment revenues -
1999                          $ 29,318,000   $   932,000  $        ---  $        ---  $   30,250,000
1998                            29,419,000     1,197,000           ---           ---      30,616,000
1997                            15,017,000       634,000           ---           ---      15,651,000
Segment profit -
1999                          $ 27,933,000  $  6,518,000  $ 15,616,000  $    550,000  $   50,617,000
1998                            32,107,000     4,611,000    13,665,000     7,446,000      57,829,000
1997                            37,879,000     3,816,000    12,139,000     8,660,000      62,494,000
Segment assets -
1999                          $158,747,000  $ 89,231,000  $124,766,000  $124,760,000  $  497,504,000
1998                           159,864,000    62,488,000   111,033,000   127,736,000     461,121,000
1997                           144,857,000    54,308,000   100,118,000    63,686,000     362,969,000
Segment capital
 expenditures -
1999                          $ 15,804,000  $    797,000  $  2,728,000  $  8,254,000  $   27,583,000
1998                            13,501,000     1,773,000     3,889,000    28,765,000      47,928,000
1997                             8,118,000       591,000     3,817,000    13,247,000      25,773,000
Depreciation and
 amortization expense -
1999                          $  6,562,000  $  1,884,000  $  3,047,000  $ 11,000,000  $   22,493,000
1998                             6,170,000     1,407,000     2,698,000     5,466,000      15,741,000
1997                             5,035,000       951,000     2,222,000     2,680,000      10,888,000

     Following  are   reconciliations   of  segment  profit,   assets,   capital
expenditures, and depreciation and amortization expense to amounts reported in the consolidated financial statements:

                                                       1999           1998           1997
                                                   ------------   ------------   ------------
Profit -
Profit for all segments                            $ 50,617,000   $ 57,829,000   $ 62,494,000
Unallocated amounts                                  (8,029,000)    (7,980,000)    (7,363,000)
Restructuring charge (Note 1)                        (3,500,000)           ---        ---
Interest expense, net                                (7,007,000)    (3,307,000)    (2,098,000)
                                                   ------------   ------------   ------------
   Income before income taxes                      $ 32,081,000   $ 46,542,000   $ 53,033,000
                                                   ============   ============   ============
Assets -
Total for all segments                             $497,504,000   $461,121,000   $362,969,000
Unallocated amounts                                  38,219,000     33,639,000     22,899,000
Intersegment eliminations                            (2,283,000)    (6,822,000)    (1,109,000)
                                                   ------------   ------------   ------------
   Total consolidated assets                       $533,440,000   $487,938,000   $384,759,000
                                                   ============   ============   ============
Capital Expenditures -
Total for all segments                             $ 27,583,000   $ 47,928,000   $ 25,773,000
Unallocated amounts                                     114,000         74,000         20,000
                                                   ------------   ------------   ------------
   Total consolidated capital expenditures         $ 27,697,000   $ 48,002,000   $ 25,793,000
                                                   ============   ============   ============
Depreciation and amortization expense -
Total for all segments                             $ 22,493,000   $ 15,741,000   $ 10,888,000
Unallocated amounts                                     520,000        514,000        564,000
                                                   ------------   ------------   ------------
  Total consolidated depreciation and amortization $ 23,013,000   $ 16,255,000   $ 11,452,000
                                                   ============   ============   ============

Revenues, based on the customers' locations, and property, plant and equipment attributed to the United States and all other countries are as follows:

                                                      1999           1998          1997
                                                  ------------    ------------  ------------
Revenues by geographic
 area -
United States                                     $  834,057,000  $760,009,000  $663,064,000
Germany                                               64,666,000    37,865,000    37,119,000
United Kingdom                                        44,697,000    37,756,000    23,066,000
All other countries                                   89,277,000    79,244,000    46,978,000
                                                  --------------  ------------  ------------
  Consolidated net sales                          $1,032,697,000  $914,874,000  $770,227,000
                                                  ==============  ============  ============
Property,plant and
 equipment by geographic
 area -
United States                                     $   90,874,000  $ 79,979,000  $ 68,530,000
Germany                                               44,008,000    52,235,000     8,550,000
                                                  --------------  ------------  ------------
  Consolidated property,
    plant and equipment                           $  134,882,000  $132,214,000  $ 77,080,000
                                                  ==============  ============  ============

     Sales to a customer of the specialty plastic films segment were approximately $115,000,000 in 1999, $96,000,000 in 1998 and $82,000,000 in 1997.
Sales to the United States government and its agencies, either as a prime contractor or subcontractor, aggregated approximately $86,000,000 in 1999, $79,000,000 in 1998 and $65,000,000 in 1997, all of which are included in the electronic information and communication systems segment. Unallocated amounts include general corporate expenses and assets, which consist mainly of cash, investments, and other assets not attributable to any reportable segment.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ---------------------------------------------------------------

                                    PART III
                                    --------

     The information required by Part III is incorporated by reference to the company's definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in February, 2000, to be filed with the Securities and Exchange Commission within 120 days following the end of the company's fiscal year ended September 30, 1999. Information relating to the officers of the Registrant appears under Item 1 of this report.

                                     PART IV
                                     -------

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K
          ----------------------------------------

          The following consolidated financial statements of Griffon Corporation and subsidiaries are included in Item 8:


                                                                      Page
                                                                      ----

  (a) 1. Financial Statements
         --------------------

        Consolidated Balance Sheets at September 30,
           1999 and 1998...........................................     27

           Consolidated Statements of Income for the Years
           Ended September 30, 1999, 1998 and 1997.................     28

        Consolidated Statements of Cash Flows for the
           Years Ended September 30, 1999, 1998 and 1997...........     29

        Consolidated Statements of Shareholders' Equity
           for the Years Ended September 30, 1999, 1998
           and 1997................................................     30

        Notes to Consolidated Financial Statements.................     31

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

(c)    Exhibits:
       --------
Exhibit No.

     3.1 Restated Certificate of Incorporation (Exhibit 3.1 of Annual Report on Form 10-K for the year ended September 30, 1995)

     3.2 By-laws as amended (Exhibit 3 of Current Report on Form 8-K dated November 8, 1994)

     4.1 Rights Agreement dated as of May 9, 1996 between the Registrant and American Stock Transfer Company (Exhibit 1.1 of Current Report on Form 8-K dated May 9, 1996)

     4.2 Loan Agreement dated as of August 31, 1999 between the Registrant and lending institutions

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

     10.5 Non-Qualified Stock Option Plan (Exhibit 10.12 of Annual Report on Form 10K for the year ended September 30, 1998)

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

    10.8 1995 Stock Option Plan (Exhibit 4 of Form S-8 Registration Statement No. 33-57683)

    10.9 1997 Stock Option Plan (Exhibit 4.2 of Form S-8 Registration Statement No. 333-21503)

    10.10 1998  Stock  Option  Plan  (Exhibit  4.1  of  Form  S-8   Registration
          Statement No. 333-62319)

    10.11 Senior Management Incentive Compensation Plan (Exhibit 4.2 of Form S-8 Registration Statement No. 333-62319)

    10.12 1998 Employee and Director Stock Option Plan, as amended (Exhibit 4.3 of Form S-8 Registration Statement No. 333-62319 and Exhibit 4.1 of Form S-8 Registration Statement No. 333-84409)

    21 The following lists the company's significant subsidiaries all of which are wholly-owned by the company. The names of certain subsidiaries which do not, when considered in the aggregate, constitute a significant subsidiary, have been omitted.

                                                         State of
               Name of Subsidiary                     Incorporation
               ------------------                     --------------

               Clopay Corporation                       Delaware
               Telephonics Corporation                  Delaware

     23*  Consent of Arthur Andersen LLP

     27*  Financial Data Schedule (for electronic submission only)

-------

  * Filed herewith. All other exhibits are incorporated herein by reference to the exhibit indicated in the parenthetical references.

The following  undertakings  are  incorporated  into the company's  Registration
Statements  on  Form  S-8  (Registration  Nos.  33-39090,   33-62966,  33-52319,
33-57683, 333-21503, 333-62319 and 333-84409).

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

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of December, 1999.

                                       GRIFFON CORPORATION

                                       By: /s/ Harvey R. Blau
                                           -------------------------------------
                                           Harvey R. Blau, Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 20, 1999 by the following persons in the capacities indicated:


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

                                  Director
------------------------
Abraham M. Buchman

/s/ Clarence A. Hill, Jr.         Director
Clarence A. Hill, Jr.

/s/ Ronald J. Kramer              Director
Ronald J. Kramer

/s/ James W. Stansberry           Director
James W. Stansberry

/s/ Martin S. Sussman             Director
Martin S. Sussman

/s/ William H. Waldorf            Director
William H. Waldorf

/s/ Joseph J. Whalen              Director
Joseph J. Whalen

                                  Director
------------------------
Lester L. Wolff

                                                                     SCHEDULE II

                      GRIFFON CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

                                                                  Additions                         Deductions
                                                          -------------------------          -------------------------
                                         Balance at       Charged to     Charged to            Accounts                  Balance at
                                         Beginning        Profit and       Other               Written                      End
        Description                      of Period           Loss         Accounts               Off          Other       of Period
-------------------------------------- ------------      ------------    -----------         ------------  -----------  ------------

FOR THE YEAR ENDED SEPTEMBER 30, 1999:
  Allowance for doubtful accounts      $  7,476,000      $  2,780,000    $   154,000         $  2,342,000  $       ---  $  8,068,000
                                       ============      ============    ===========         ============  ===========  ============

FOR THE YEAR ENDED SEPTEMBER 30, 1998:
  Allowance for doubtful accounts      $  6,627,000      $  1,907,000    $   243,000        $  1,301,000   $       ---  $  7,476,000
                                       ============      ============    ===========         ============  ===========  ============
FOR THE YEAR ENDED SEPTEMBER 30, 1997:
  Allowance for doubtful accounts      $  4,519,000      $  1,312,000   $ 1,719,000 (1)     $    923,000   $       ---  $  6,627,000
                                       ============      ============    ===========         ============  ===========  ============

(1) Principally related to acquired businesses.