Form 10-Q
period 1999-12-31
GRIFFON CORP
filed 2000-02-14
CIK 50725

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

                                       OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number:  1-6620

                               GRIFFON CORPORATION
             (Exact name of registrant as specified in its charter)


          DELAWARE                                   11-1893410
------------------------------                   -------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

100 JERICHO QUADRANGLE, JERICHO, NEW YORK               11753
----------------------------------------              ----------
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

                                                                        X Yes No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 29,836,247 shares of Common Stock as of January 31, 2000.

                                    FORM 10-Q

                                    CONTENTS
                                                                           PAGE
                                                                           ----
  PART I - FINANCIAL INFORMATION (Unaudited)

           Condensed Consolidated Balance Sheets at December 31, 1999
           and September 30, 1999........................................    1

           Condensed Consolidated Statements of Income for the Three
           Months Ended December 31, 1999 and 1998 ......................    3

           Condensed Consolidated Statements of Cash Flows for the
           Three Months Ended December 31, 1999 and 1998 ................    4

           Notes to Condensed Consolidated Financial Statements..........    5

           Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................    8

           Quantitative and Qualitative Disclosure about Market Risk.....   10

 PART II - OTHER INFORMATION

           Item 1: Legal Proceedings ....................................   11

           Item 2: Changes in Securities ................................   11

           Item 3: Defaults upon Senior Securities ......................   11

           Item 4: Submission of Matters to a Vote of Security Holders...   11

           Item 5: Other Information ....................................   11

           Item 6: Exhibits and Reports on Form 8-K .....................   11

           Signature ....................................................   12

                      GRIFFON CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       December 31,           September 30,
                                                          1999                     1999
                                                       (Unaudited)               (Note 1)
                                                       ------------            ------------
ASSETS

  CURRENT ASSETS:

  Cash and cash equivalents                            $ 17,929,000            $ 21,242,000
  Accounts receivable, less allowance for
    doubtful accounts                                   124,559,000             123,008,000

  Contract costs and recognized income not
    yet billed                                           70,920,000              65,527,000

  Inventories (Note 2)                                  103,897,000              94,419,000

  Prepaid expenses and other current assets              27,512,000              22,832,000
                                                       ------------            ------------

     Total current assets                               344,817,000             327,028,000

PROPERTY, PLANT AND EQUIPMENT
  at cost, less accumulated depreciation
  and amortization of $76,549,000 at
  December 31, 1999 and $72,152,000 at
  September 30, 1999                                    134,822,000             134,882,000

OTHER ASSETS                                             72,424,000              71,530,000
                                                       ------------            ------------

                                                       $552,063,000            $533,440,000
                                                       ============            ============

            See notes to condensed consolidated financial statements.

                      GRIFFON CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       December 31,           September 30,
                                                          1999                     1999
                                                       (Unaudited)               (Note 1)
                                                       ------------            ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES:

  Accounts and notes payable                           $ 56,180,000            $ 64,540,000
  Other current liabilities                              78,036,000              73,465,000
                                                       ------------            ------------

     Total current liabilities                          134,216,000             138,005,000
                                                       ------------            ------------

LONG-TERM DEBT                                          146,652,000             127,652,000
                                                       ------------            ------------

MINORITY INTEREST AND OTHER                              16,444,000              17,562,000
                                                       ------------            ------------

SHAREHOLDERS' EQUITY:
  Preferred stock, par value $.25 per
    share, authorized 3,000,000 shares,
    no shares issued                                           --                      --
  Common Stock, par value $.25 per
    share, authorized 85,000,000
    shares, issued 31,735,349 shares
    at December 31, 1999 and September 30,
    1999; 1,416,702 and 1,387,402 shares in
    treasury at December 31, 1999 and
    September 30, 1999, respectively                      7,934,000               7,934,000

  Other shareholders' equity                            246,817,000             242,287,000
                                                       ------------            ------------

     Total shareholders' equity                         254,751,000             250,221,000
                                                       ------------            ------------

                                                       $552,063,000            $533,440,000
                                                       ============            ============

            See notes to condensed consolidated financial statements.

                      GRIFFON CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                    THREE MONTHS ENDED DECEMBER 31,
                                                                     1999                     1998
                                                                -------------             -------------
Net sales                                                       $ 280,761,000             $ 258,557,000
Cost of sales                                                     208,909,000               196,431,000
                                                                -------------             -------------
   Gross profit                                                    71,852,000                62,126,000

Selling, general and administrative expenses                       55,437,000                49,334,000
                                                                -------------             -------------
   Income from operations                                          16,415,000                12,792,000
                                                                -------------             -------------

Other income (expense):
   Interest expense                                                (2,355,000)               (1,498,000)
   Interest income                                                    303,000                    61,000
   Other, net                                                         (13,000)                   (3,000)
                                                                -------------             -------------
                                                                   (2,065,000)               (1,440,000)
                                                                -------------             -------------
   Income before income taxes                                      14,350,000                11,352,000
                                                                -------------             -------------

Provision for income taxes:
   Federal                                                          2,909,000                 3,374,000
   State and foreign                                                2,791,000                   826,000
                                                                -------------             -------------
                                                                    5,700,000                 4,200,000
                                                                -------------             -------------
   Income before minority interest and cumulative
     effect of a change in accounting principle                     8,650,000                 7,152,000

Minority interest (Note 5)                                          1,082,000                      --
                                                                -------------             -------------

   Income before cumulative effect of a change in
     accounting principle                                           9,732,000                 7,152,000

Cumulative effect of a change in accounting
   principle, net of income taxes (Note 5)                         (5,290,000)                     --
                                                                -------------             -------------

   Net income                                                   $   4,442,000             $   7,152,000
                                                                =============             =============

Basic earnings per share of common stock (Note 3):
   Income before cumulative effect of a change in
     accounting principle                                       $         .32             $         .24
   Cumulative effect of a change in accounting
     principle                                                           (.17)                     --
                                                                -------------             -------------
                                                                $         .15             $         .24
                                                                =============             =============
Diluted earnings per share of common stock (Note 3):
   Income before cumulative effect of a change in
    accounting principle                                        $         .32             $         .23
   Cumulative effect of a change in accounting
     principle                                                           (.17)                     --
                                                                -------------             -------------
                                                                $         .15             $         .23
                                                                =============             =============

            See notes to condensed consolidated financial statements

                      GRIFFON CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               THREE MONTHS ENDED DECEMBER 31,
                                                               1999                      1998
                                                            ------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                  $  4,442,000             $  7,152,000
                                                            ------------             ------------
  Adjustments to reconcile net income to net
    cash used in operating activities:
    Depreciation and amortization                              5,552,000                5,223,000
    Minority interest                                         (1,082,000)                    --
    Cumulative effect of a change in accounting
      principle, net                                           5,290,000                     --
    Provision for losses on accounts receivable                  455,000                  447,000
    Change in assets and liabilities:
      Increase in accounts receivable and
       contract costs and recognized income not
       yet billed                                             (7,974,000)              (7,633,000)
      (Increase) decrease in inventories                      (6,024,000)                 401,000
      Increase in prepaid expenses and other
       assets                                                 (2,000,000)              (2,226,000)
      Decrease in accounts payable, accrued
       liabilities and federal income taxes                     (934,000)              (5,975,000)
      Other changes, net                                       1,048,000                1,258,000
                                                            ------------             ------------

  Total adjustments                                           (5,669,000)              (8,505,000)
                                                            ------------             ------------

       Net cash used in operating activities                  (1,227,000)              (1,353,000)
                                                            ------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisition of property, plant and equipment                (7,421,000)              (7,027,000)
  Acquired businesses                                        (12,112,000)                    --
  Other, net                                                   2,048,000               (1,430,000)
                                                            ------------             ------------

       Net cash used in investing activities                 (17,485,000)              (8,457,000)
                                                            ------------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Purchase of treasury shares                                   (224,000)                    --
  Proceeds from issuance of long-term debt                    16,500,000                6,829,000
  Payment of long-term debt                                     (311,000)                (297,000)
  Other, net                                                    (566,000)                 143,000
                                                            ------------             ------------

       Net cash provided by financing activities              15,399,000                6,675,000
                                                            ------------             ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                     (3,313,000)              (3,135,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              21,242,000               19,326,000
                                                            ------------             ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 17,929,000             $ 16,191,000
                                                            ============             ============

                   See notes to condensed financial statements

                      GRIFFON CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) Basis of Presentation -

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. The balance sheet at September 30, 1999 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report to shareholders for the year ended September 30, 1999.

(2) Inventories -

         Inventories, stated at the lower of cost (first-in, first-out or average) or market, are comprised of the following:

                                      December 31,            September 30,
                                         1999                     1999
                                      ------------            ------------
Finished goods                        $ 57,476,000            $ 51,157,000

Work in process                         23,535,000              23,405,000

Raw materials and supplies              22,886,000              19,857,000
                                      ------------            ------------

                                      $103,897,000            $ 94,419,000
                                      ============            ============

(3) Earnings per share (EPS)-

         Basic EPS is calculated by dividing income by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock used in determining basic EPS was 30,466,000 for the three months ended December 31, 1999 and 30,377,000 for the three months ended December 31, 1998.

         Diluted EPS is calculated by dividing income by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with potentially dilutive securities. The weighted average number of shares of common stock used in determining diluted EPS was 30,628,000 and 30,596,000 for the three months ended December 31, 1999 and 1998, respectively, and reflects additional shares in connection with stock option and other stock-based compensation plans (162,000 shares for the three months ended December 31, 1999 and 219,000 shares for the three months ended December 31,
1998).

         Options to purchase approximately 4,319,000 and 2,836,000 shares of common stock were not included in the computations of diluted earnings per share for the three months ended December 31, 1999 and 1998, respectively, because the effects would have been antidilutive.

(4) Business segments -

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

         Information on the company's business segments is as follows:

                                                                                Electronic
                                                                                Information
                                                                                    and              Specialty
                                           Garage           Installation       Communication          Plastic
                                           Doors              Services            Systems              Films               Totals
                                        ------------        ------------        ------------        ------------        ------------
Revenues from
   external customers -
 Three months ended
   December 31, 1999                    $111,090,000        $ 68,684,000        $ 40,146,000        $ 60,841,000        $280,761,000
 Three months ended
   December 31, 1998                     115,702,000          50,481,000          42,036,000          50,338,000         258,557,000
Intersegment revenues -
 Three months ended
   December 31, 1999                    $  8,765,000        $    169,000        $       --          $       --          $  8,934,000
 Three months ended
   December 31, 1998                       8,257,000             339,000                --                  --             8,596,000
Segment profit -
 Three months ended
   December 31, 1999                    $  7,980,000        $  2,382,000        $  3,751,000        $  4,658,000        $ 18,771,000
 Three months ended
   December 31, 1998                       8,562,000           1,814,000           2,949,000           1,669,000          14,994,000

         Following is a reconciliation of segment profit to amounts reported in the consolidated financial statements:

                                           Three Months Ended December 31,
                                            1999                     1998
                                        ------------             ------------
Profit for all segments                 $ 18,771,000             $ 14,994,000
Unallocated amounts                       (2,369,000)              (2,205,000)
Interest expense, net                     (2,052,000)              (1,437,000)
                                        ------------             ------------
  Income before income taxes            $ 14,350,000             $ 11,352,000
                                        ============             ============

         As a result of an acquisition during the quarter ended December 31, 1999, the electronic information and communication systems segment's assets increased by approximately $16,000,000.

(5) Start-up costs -

         Effective October 1, 1999 the company adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position No. 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires that, at the date of adoption, costs of start-up activities previously capitalized be written-off as a cumulative effect of a change in accounting principle, and that after adoption, such costs are to be expensed as incurred.

         Consequently, in the first quarter of fiscal 2000, the company's 60%-owned joint venture wrote-off costs that were previously capitalized in connection with the start-up of the venture and the implementation of additional production capacity. The cumulative effect of this change in accounting principle is $5,290,000 (net of $3,784,000 income tax effect). The minority interest's share of the net charge is $2,116,000 and is included as an offsetting credit in "Minority interest" in the accompanying Condensed Consolidated Statements of Income.

(6) Restructuring charge -

         In March 1999 the company recorded a restructuring charge in connection with the closing of a garage door manufacturing facility in order to streamline operations and improve efficiency. Approximately $1,350,000 of restructuring costs were accrued and were expected to be paid within one year; through December 31, 1999 approximately $645,000 has been paid for employee severance and related benefits and $255,000 has been paid for lease and related costs.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

GENERAL

         The following information is presented in accordance with related segment results presented in Note 4 of "Notes to Condensed Consolidated Financial Statements."

Results of Operations

         Net sales were $280.8 million for the three-month period ended December 31, 1999, an increase of $22.2 million or 8.6% over last year.

         Net sales of the garage door segment were $119.9 million, a decrease of $4.1 million or 3.3% compared to last year. The decrease was principally due to the sale in fiscal 1999 of a commercial product line which had net sales of approximately $4 million in the first quarter of 1999 and the effect of competitive pricing, partly offset by increased unit sales of residential garage doors to the construction and related retail markets. Net sales of the installation services segment were $68.9 million, an increase of $18.0 million, or 35.5% compared to last year. The increase was due to an operation acquired in the second quarter of 1999 ($16 million) and internal growth from expanded product offerings. Net sales of the specialty plastic films segment were $60.8 million, an increase of $10.5 million or 20.9% over last year. The increased sales were principally due to higher unit sales in the segment's European joint venture, partly offset by lower volumes in the segment's domestic business. Management expects that this improvement in Europe will continue, and anticipates that new domestic programs with the segment's major customer should result in improvement towards the end of the fiscal year. Net sales of the electronic information and communication systems segment were $40.1 million, a decrease of $1.9 million or 4.5% compared to last year due to delays in anticipated orders on international radar programs. Management expects these programs to be funded and generate orders for the segment within the fiscal year.

         Operating profit for all business segments for the three-month period ended December 31, 1999 was $18.8 million, an increase of $3.8 million or 25.2% compared to last year. Operating profit of the garage door segment decreased approximately $.6 million compared to last year. The effect of decreased sales and higher costs associated with new distribution centers and geographic expansion were partly offset by improved manufacturing efficiencies and the 1999 divestiture of an unprofitable commercial product line. Operating profit of the installation services segment increased by $.6 million or 31.3% compared to last year principally due to the acquired business, partly offset by higher distribution and labor costs. Operating profit of the specialty plastic films segment increased $3.0 million or 179.1% compared to last year primarily due to increased unit sales and manufacturing efficiencies in the segment's European joint venture, partly offset by higher raw material costs. Operating profit of the electronic information and communication systems segment increased by approximately $.8 million or 27.2% compared to last year due to improved profitability on certain programs that are transitioning from funded development to production and increased contribution from the custom integrated circuit portion of the segment's business.

         Net interest expense increased by $.6 million compared to last year due to higher levels of outstanding debt from acquisitions in 1999 and from borrowings to finance new production lines for specialty plastic films' joint venture.

Liquidity and Capital Resources

         Cash flow used by operations for the quarter was $1.2 million and working capital was $210.6 million at December 31, 1999.

         During the quarter, the company had capital expenditures of approximately $7 million, principally made in connection with increasing production capacity. Also, the electronic information and communication systems segment acquired a search and weather radar business for approximately $16 million, of which $12 million was financed under bank credit lines with the balance to be paid during the second quarter of fiscal 2000.

         Since December 31, 1999 the company has purchased approximately 500,000 shares of its Common Stock, and increased its stock buyback program from 1,500,000 shares to 3,000,000 shares. Additional purchases will be made from time-to-time, depending upon market conditions, at prices deemed appropriate by management.

         Anticipated cash flows from operations, together with existing cash, bank lines of credit and lease line availability, should be adequate to finance presently anticipated working capital and capital expenditure requirements and to repay long-term debt as it matures.

YEAR 2000

         As described in its annual report for the year ended September 30, 1999, the company believes that it has adequately addressed Year 2000 issues within the company's application software, hardware and related operating platforms, embedded technology such as microcontrollers used in production equipment or products, and relationships with third parties. There are no significant changes from the information contained in the annual report with respect to the nature and extent of the company's Year 2000 readiness or the costs involved.

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

Item 1                   Legal Proceedings

                         None

Item 2                   Changes in Securities

                         None

Item 3                   Defaults upon Senior Securities

                         None

Item 4                   Submission of Matters to a Vote of Security Holders

    (a) The Registrant held its Annual Meeting of Stockholders on February 8, 2000

    (b)                  Not applicable

    (c)(i) Four directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2003. The names of these directors and votes cast in favor of their election and shares withheld are as follows:

                                   Name                                       Votes For                 Votes Withheld
                                   ----                                       ---------                 --------------
                         Robert Balemian                                      23,575,809                    4,869,598
                         Harvey R. Blau                                       23,572,221                    4,873,186
                         Ronald J. Kramer                                     23,584,524                    4,860,883
                         Lieutenant General
                         James W. Stansberry (Ret.)                           23,590,823                    4,854,584

      (ii) In addition to the election of directors, the stockholders rejected a shareholder proposal recommending that the Board of Directors appoint a Special Committee of the Board of Directors to solicit, review and negotiate offers to acquire the company. 13,237,958 shares were voted against this proposal, 10,170,091 shares were voted in favor and 434,675 shares abstained.


Item 5                   Other Information

                         None

Item 6                   Exhibits and Reports on Form 8-K

     (a)                 Exhibits

                         27 -- Financial Data Schedule (for electronic submission only)

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        GRIFFON CORPORATION



                                        By /s/ Robert Balemian
                                               Robert Balemian
                                               President
                                               (Principal Financial Officer)



Date:  February 11, 2000