Form 10-Q
period 2000-03-31
GRIFFON CORP
filed 2000-05-12
CIK 50725

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549





                                    FORM 10-Q
                                    ---------

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from           to
                                --------    --------

Commission File Number:  1-6620

                               GRIFFON CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                   11-1893410
-------------------------------                  -------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)


100 JERICHO QUADRANGLE, JERICHO, NEW YORK               11753
-----------------------------------------               -----
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 29,850,097 shares of Common Stock as of April 28, 2000.

                                   FORM 10-Q
                                   ---------
                                    CONTENTS
                                    --------
                                                                          PAGE
                                                                          ----
 PART I - FINANCIAL INFORMATION (Unaudited)
          ---------------------

          Condensed Consolidated Balance Sheets at March 31, 2000
          and September 30, 1999........................................    1

          Condensed Consolidated Statements of Income for the Three
          Months and Six Months Ended March 31, 2000 and 1999...........    3

          Condensed Consolidated Statements of Cash Flows for the
          Six Months Ended March 31, 2000 and 1999......................    5

          Notes to Condensed Consolidated Financial Statements..........    6
          Management's Discussion and Analysis of Financial

          Condition and Results of Operations...........................   10

          Quantitative and Qualitative Disclosure about Market Risk.....   13

PART II - OTHER INFORMATION
          -----------------

          Item 1: Legal Proceedings ....................................   14

          Item 2: Changes in Securities ................................   14

          Item 3: Defaults upon Senior Securities ......................   14

          Item 4: Submission of Matters to a Vote of Security Holders...   14

          Item 5: Other Information ....................................   14

          Item 6: Exhibits and Reports on Form 8-K .....................   14

          Signature ....................................................   15

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                         March 31,    September 30,
                                                           2000             1999
                                                         ---------    ------------
                                                        (Unaudited)     (Note 1)

ASSETS

  CURRENT ASSETS:

    Cash and cash equivalents                         $ 17,838,000     $ 21,242,000

    Accounts receivable, less allowance for
      doubtful accounts                                119,997,000      123,008,000

    Contract costs and recognized income not
      yet billed                                        69,039,000       65,527,000

    Inventories (Note 2)                               109,871,000       94,419,000

    Prepaid expenses and other current assets           28,625,000       22,832,000
                                                      ------------     ------------
       Total current assets                            345,370,000      327,028,000

  PROPERTY,  PLANT AND  EQUIPMENT
    at cost,  less  accumulated  depreciation
    and amortization of $80,761,000 at
    March 31, 2000 and $72,152,000 at
    September 30, 1999                                 142,531,000      134,882,000

  OTHER ASSETS                                          72,217,000       71,530,000
                                                      ------------     ------------
                                                      $560,118,000     $533,440,000
                                                      ============     ============

            See notes to condensed consolidated financial statements.

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                        March 31,      September 30,
                                                           2000            1999
                                                      ------------     ------------
                                                       (Unaudited)       (Note 1)
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
  CURRENT LIABILITIES:

    Accounts and notes payable                        $ 58,850,000     $ 64,540,000
    Other current liabilities                           71,722,000       73,465,000
                                                      ------------     ------------
       Total current liabilities                       130,572,000      138,005,000
                                                      ------------     ------------
  LONG-TERM DEBT                                       159,894,000      127,652,000
                                                      ------------     ------------
  MINORITY INTEREST AND OTHER                           17,359,000       17,562,000
                                                      ------------     ------------
  SHAREHOLDERS' EQUITY:
    Preferred stock, par value $.25 per
      share, authorized 3,000,000 shares,
      no shares issued                                         ---              ---
    Common Stock, par value $.25 per
      share, authorized 85,000,000
      shares,  issued  31,749,199 shares at March 31,
      2000 and 31,735,349 shares at
      September 30, 1999; 1,899,102 and 1,387,402
      shares in treasury at March 31, 2000 and
      September 30, 1999, respectively                   7,937,000        7,934,000

    Other shareholders' equity                         244,356,000      242,287,000
                                                      ------------     ------------
       Total shareholders' equity                      252,293,000      250,221,000
                                                      ------------     ------------
                                                      $560,118,000     $533,440,000
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

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------

                                   (Unaudited)


                                                       THREE MONTHS ENDED MARCH 31,
                                                       ---------------------------

                                                          2000             1999
                                                      ------------     ------------
Net Sales                                             $258,889,000     $236,360,000

Cost of sales                                          195,440,000      186,035,000
                                                      ------------     ------------

                                                        63,449,000       50,325,000

Selling, general and administrative expenses            57,345,000       49,104,000

Restructuring charge (Note 6)                                  ---        3,500,000
                                                      ------------     ------------

                                                         6,104,000       (2,279,000)
                                                      ------------     ------------

Other income (expense):

   Interest expense                                     (2,744,000)      (2,053,000)

   Interest income                                         211,000          273,000

   Other, net                                                3,000          153,000
                                                      ------------     ------------

                                                        (2,530,000)      (1,627,000)
                                                      ------------     ------------

       Income (loss) before income taxes                 3,574,000       (3,906,000)
                                                      ------------     ------------

Provision (benefit) for income taxes:

   Federal                                                (382,000)      (1,155,000)

   State and foreign                                     1,852,000         (290,000)
                                                      ------------     ------------

                                                         1,470,000       (1,445,000)
                                                      ------------     ------------

       Income (loss) before minority interest            2,104,000       (2,461,000)

Minority interest                                         (801,000)             ---
                                                      ------------     ------------

       Net income (loss)                              $  1,303,000     $ (2,461,000)
                                                      ============     ============

Earnings (loss) per share of common stock

    (Note 3):

     Basic                                            $        .04     $       (.08)
                                                      ============     ============
     Diluted                                          $        .04     $       (.08)
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

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------

                                   (Unaudited)

                                                        SIX MONTHS ENDED MARCH 31,
                                                       --------------------------
                                                          2000            1999
                                                          ----            ----
Net sales                                             $539,650,000     $494,917,000
Cost of sales                                          404,349,000      382,466,000
                                                      ------------     ------------
                                                       135,301,000      112,451,000

Selling, general and administrative expenses           112,782,000       98,438,000
Restructuring charge (Note 6)                                  ---        3,500,000
                                                      ------------     ------------
                                                        22,519,000       10,513,000
                                                      ------------     ------------

Other income (expense):
   Interest expense                                     (5,099,000)      (3,551,000)
   Interest income                                         514,000          334,000
   Other, net                                              (10,000)         150,000
                                                      ------------     ------------
                                                        (4,595,000)      (3,067,000)
                                                      ------------     ------------
   Income before income taxes                           17,924,000        7,446,000
                                                      ------------     ------------
Provision for income taxes:
   Federal                                               2,527,000        2,219,000
   State and foreign                                     4,643,000          536,000
                                                      ------------     ------------
                                                         7,170,000        2,755,000
                                                      ------------     ------------
   Income before minority interest and cumulative
    effect of a change in accounting principle          10,754,000        4,691,000

Minority interest (Note 5)                                 281,000              ---
                                                      ------------     ------------
   Income before cumulative effect of a change in
    accounting principle                                11,035,000        4,691,000

Cumulative effect of a change in accounting
   principle, net of income taxes (Note 5)              (5,290,000)             ---
                                                      ------------     ------------

   Net income                                         $  5,745,000     $  4,691,000
                                                      ============     ============
Basic earnings per share of common stock (Note 3):
   Income before cumulative effect of a change in
     accounting principle                             $        .36     $        .15
   Cumulative effect of a change in accounting
     principle                                                (.17)             ---
                                                      ------------     ------------
                                                      $        .19     $        .15
                                                      ============     ============
Diluted earnings per share of common stock (Note 3):
   Income before cumulative effect of a change in
    accounting principle                              $        .36     $        .15
   Cumulative effect of a change in accounting
    principle                                                 (.17)             ---
                                                      ------------     ------------

                                                      $        .19    $         .15
                                                      ============    =============

              See notes to condensed consolidated financial statements

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)

                                                        SIX MONTHS ENDED MARCH 31,
                                                        --------------------------
                                                           2000           1999
                                                           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                              $ 5,745,000    $ 4,691,000
                                                        -----------    -----------
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                        11,437,000     10,506,000
    Minority interest                                      (281,000)           ---
    Cumulative effect of a change in accounting
      principle, net                                      5,290,000            ---
    Provision for losses on accounts receivable           1,235,000      1,223,000
    Non-cash asset write-downs from restructuring               ---      2,150,000
    Change in assets and liabilities:
      Increase in accounts receivable and
      contract costs and recognized income not
      yet billed                                         (2,762,000)    (4,991,000)

      (Increase) decrease in inventories                (12,371,000)     6,854,000
      Increase in prepaid expenses and other assets      (6,123,000)    (4,381,000)
      Decrease in accounts payable, accrued
       liabilities and federal income taxes              (1,874,000)   (20,903,000)
      Other changes, net                                  1,707,000        165,000
                                                        -----------    -----------
   Total adjustments                                     (3,742,000)    (9,377,000)
                                                        -----------    -----------
        Net cash provided by (used in) operating
         activities                                       2,003,000     (4,686,000)
                                                        -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Acquisition of property, plant and equipment         (22,687,000)   (14,614,000)
   Acquired businesses                                  (12,112,000)   (20,172,000)
   Proceeds from sale of product line                          ---       4,300,000
   Other, net                                             4,578,000        420,000
                                                        -----------    -----------
        Net cash used in investing activities           (30,221,000)   (30,066,000)
                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Purchase of treasury shares                           (3,620,000)      (298,000)
   Proceeds from issuance of long-term debt              34,000,000     34,835,000
   Payments of long-term debt                            (6,665,000)    (5,053,000)
   Increase in short-term borrowings                      2,500,000      4,314,000
   Other, net                                            (1,401,000)       130,000
                                                        -----------    -----------
        Net cash provided by financing activities        24,814,000     33,928,000
                                                        -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                (3,404,000)      (824,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         21,242,000     19,326,000
                                                        -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $17,838,000    $18,502,000
                                                        ===========    ===========

                   See notes to condensed financial statements

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (Unaudited)


(1) Basis of Presentation -
    ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. The balance sheet at September 30, 1999 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report to shareholders for the year ended September 30, 1999.

(2) Inventories -
    -----------

     Inventories, stated at the lower of cost (first-in, first-out or average) or market, are comprised of the following:

                                                         March 31,    September 30,
                                                           2000            1999
                                                        ------------  ------------
Finished goods.........................                 $ 60,129,000  $ 51,157,000

Work in process........................                   27,465,000    23,405,000

Raw materials and supplies.............                   22,277,000    19,857,000
                                                        ------------  ------------
                                                        $109,871,000  $ 94,419,000
                                                        ============  ============

(3) Earnings per share -
    ------------------

     Basic EPS is calculated by dividing income by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock used in determining basic EPS was 30,010,000 and 30,395,000 for the three months ended March 31, 2000 and 1999, respectively and 30,238,000 and 30,386,000 for the six months ended March 31, 2000 and 1999, respectively.

     Diluted EPS is calculated by dividing income by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with potentially dilutive securities. The weighted average number of shares of common stock used in determining diluted EPS was 30,190,000 and 30,395,000 for the three months ended March 31, 2000 and 1999, respectively and 30,409,000 and 30,631,000 for the six months ended March 31, 2000 and 1999, respectively, and reflects additional shares in connection with stock option and other stock-based compensation plans (180,000 shares for the three months ended March 31, 2000, 171,000 shares for the six months ended March 31, 2000 and 245,000 shares for the six months ended March 31, 1999).

     Options to purchase approximately 4,195,000 and 5,297,000 shares of common stock were not included in the computation of diluted earnings per share for the three months ended March 31, 2000 and 1999, respectively, and options to purchase approximately 4,195,000 and 3,018,000 shares of common stock were not included in the computation of diluted earnings per share for the six months ended March 31, 2000 and 1999, respectively, because the effects would have been antidilutive.

(4) Business segments -
    -----------------

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

     Information on the company's business segments is as follows:

                                                           Electronic
                                                           Information
                                                               and          Specialty
                               Garage       Installation   Communication     Plastic
                                Doors         Services       Systems          Films          Totals
                               ------       ------------   -------------    ---------        ------
Revenues from
   external customers -

 Three months ended
   March 31, 2000             $ 84,941,000   $ 65,099,000   $ 43,479,000   $ 65,370,000   $258,889,000
   March 31, 1999               86,142,000     55,115,000     50,088,000     45,015,000    236,360,000

 Six months ended
   March 31, 2000              196,031,000    133,783,000     83,625,000    126,211,000    539,650,000
   March 31, 1999              201,844,000    105,596,000     92,124,000     95,353,000    494,917,000

Intersegment revenues -

 Three months ended
   March 31, 2000             $  6,879,000   $     85,000   $        ---   $        ---   $  6,964,000
   March 31, 1999                7,005,000        157,000            ---            ---      7,162,000

 Six months ended
   March 31, 2000               15,644,000        254,000            ---            ---     15,898,000
   March 31, 1999               15,262,000        496,000            ---            ---     15,758,000

Segment profit -

 Three months ended
   March 31, 2000             $   (78,000)    $   936,000   $  3,939,000   $  3,617,000   $  8,414,000
   March 31, 1999                  23,000         707,000      3,372,000       (900,000)     3,202,000

 Six  months ended
   March 31, 2000               7,902,000       3,318,000      7,690,000      8,275,000     27,185,000
   March 31, 1999               8,585,000       2,521,000      6,321,000        769,000     18,196,000

     Following is a reconciliation of segment profit to amounts reported in the consolidated financial statements:

                            Three Months Ended March 31,   Six Months Ended March 31,
                                  2000           1999          2000           1999
                                  ----           ----          ----           ----
Profit for all segments       $ 8,414,000   $  3,202,000   $27,185,000   $ 18,196,000
Unallocated amounts            (2,307,000)    (1,828,000)   (4,676,000)    (4,033,000)
Restructuring charge                  ---     (3,500,000)          ---     (3,500,000)
Interest expense, net          (2,533,000)    (1,780,000)   (4,585,000)    (3,217,000)
                              -----------   ------------   -----------   ------------
 Income (loss) before income
  taxes                       $ 3,574,000   $ (3,906,000)  $17,924,000   $  7,446,000
                              ===========   ============   ===========   ============

     As a result of an acquisition during the six months ended March 31, 2000, the electronic information and communication systems segment's assets increased by approximately $16,000,000, and the garage doors segment's assets increased by approximately $4.5 million in connection with the purchase of a previously leased facility.

(5) Start-up costs -
    --------------

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

     Consequently, in the first quarter of fiscal 2000, the company's 60%-owned joint venture wrote off costs that were previously capitalized in connection with the start-up of the venture and the implementation of additional production capacity. The cumulative effect of this change in accounting principle is $5,290,000 (net of $3,784,000 income tax effect). The minority interest's share of the net charge is $2,116,000 and is included as an offsetting credit in "Minority interest" in the accompanying Condensed Consolidated Statements of Income.

(6) Restructuring charge -
    --------------------

     In March 1999 the company recorded a restructuring charge in connection with the closing of a garage door manufacturing facility in order to streamline operations and improve efficiency. Approximately $1,350,000 of restructuring costs were accrued; through March 31, 2000 approximately $777,000 has been paid for employee severance and related benefits and $328,000 has been paid for lease and related costs. The remaining accrual will be paid by September 30, 2000.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2000
---------------------------------

     Net sales were $258.9 million for the three-month period ended March 31, 2000, an increase of $22.5 million or 9.5%.

     Net sales for the garage doors segment were $91.8 million, a decrease of $1.3 million or 1.4% compared to last year. Unit volume of residential garage doors increased compared to last year's quarter, offset by the effect of price competition, lower unit sales of commercial doors and by the sale in fiscal 1999 of a commercial product line that had net sales of approximately $3 million in the second quarter of fiscal 1999.

     Net sales for the specialty plastic films segment were $65.4 million, an increase of $20.4 million or 45.2% compared to last year. Substantially higher unit sales volume at Finotech, the segment's European joint venture was the principal reason for the increase.

     Net sales for the electronic information and communication systems segment were $43.5 million, a decrease of $6.6 million or 13.2% compared to last year. The decrease in sales was principally due to delays in anticipated orders on international radar programs and lower revenues in the second quarter of fiscal 2000 on programs that were in development in 1999 but have not yet fully transitioned to production, partly offset by sales of an acquired search and weather radar business.

     Net sales for the installation services segment were $65.2 million, an increase of $9.9 million or 17.9% compared to last year. The increase was primarily due to the inclusion for the entire second quarter of fiscal 2000 of a company which was acquired during the second quarter of fiscal 1999.

     Operating income for all business segments for the three months ended March 31, 2000 was $8.4 million, an increase of $5.2 million or 162.8% compared to last year. The increase was principally due to substantial volume-driven improvement in specialty plastic films' European joint venture and related manufacturing efficiencies.

     Operating results for the garage doors segment was approximately the same as last year. Increased profitability due to favorable product mix in residential doors, lower raw material costs and manufacturing efficiencies was offset by higher operating costs to support the segment's standing as the exclusive supplier of residential garage doors to The Home Depot in the United States and Canada. The segment also experienced unprofitable operations in a commercial door product line and competitive pricing.

     Operating income for specialty plastic films was $3.6 million compared to a loss of $.9 million last year. The substantial increase in net sales of the segment's European joint venture and resultant manufacturing efficiencies due to higher unit volume was the principal reason for the improvement in operating income.

     Operating income for the electronic information and communication systems segment was $3.9 million, an increase of $.6 million or 16.8% compared to last year. Profitability improved due primarily from higher aggregate margins on certain programs which have transitioned from development to production and from earnings of the acquired search and weather radar business, partly offset by increased bid and proposal expenditures.

     Operating income of the installation services segment was $.9 million, an increase of $.2 million compared to last year. The increase was principally due to the inclusion of earnings of an acquired company for the entire second quarter of fiscal 2000, partly offset by higher distribution and labor costs from expanded product offerings.

     Net interest expense increased by $.8 million principally due to higher levels of outstanding debt from acquisitions in 1999 and 2000.

Six months ended March 31, 2000
-------------------------------

     Net sales were $539.7 million for the six-month period ended March 31, 2000, an increase of $44.7 million or 9.0%.

     Net sales for the garage doors segment were $211.7 million, a decrease of $5.4 million or 2.5% compared to last year. Unit volume of residential garage doors increased compared to last year's first half, offset by the effect of price competition, lower unit sales of commercial doors and by the sale last year of a commercial product line that had net sales of approximately $7 million in the first half of fiscal 1999.

     Net sales for the specialty plastic films segment were $126.2 million, an increase of $30.9 million or 32.4% compared to last year. Substantially higher unit sales volume at Finotech, the segment's European joint venture was the principal reason for the increase.

     Net sales for the electronic information and communication systems segment were $83.6 million, a decrease of $8.5 million or 9.2% compared to last year. The decrease in sales was principally due to delays in anticipated orders on international radar programs and lower revenues in the first half of fiscal 2000 on programs that were in development in 1999 but have not yet fully transitioned to production, partly offset by sales of an acquired search and weather radar business.

     Net sales for the installation services segment were $134.0 million, an increase of $27.9 million or 26.3% compared to last year. The increase was due to the inclusion in the first six months of fiscal 2000 of a company which was acquired during the second quarter of fiscal 1999, and internal growth from expanded product offerings.

     Operating income for all business segments for the six months ended March 31, 2000 was $27.2 million, an increase of $9.0 million or 49.4% compared to last year. The increase was principally due to increased unit volume in specialty plastic films' European joint venture and related manufacturing efficiencies and increased margins in electronic information and communication systems.

     Operating income for the garage doors segment was $7.9 million, a decrease of $.7 million or 8.0% compared to last year. Increased profitability due to favorable product mix in residential doors, lower raw material costs and manufacturing efficiencies was offset by higher operating costs to support the segment's expansion of sales to retail channels. Unprofitable operations in a commercial door product line and competitive pricing also contributed to the segment's reduced operating results for the first half of fiscal 2000.

     Operating income for specialty plastic films was $8.3 million, an increase of $7.5 million compared to last year. The increase in net sales of the segment's European joint venture and resultant manufacturing efficiencies due to higher unit volume was the principal reason for the improvement in operating income.

     Operating income for the electronic information and communication systems segment was $7.7 million, an increase of $1.4 million or 21.7% compared to last year. The increase in operating income reflects improved profitability on certain programs that have transitioned from development to production and earnings of the acquired search and weather radar business, partly offset by increased bid and proposal expenditures.

     Operating income of the installation services segment was $3.3 million, an increase of $.8 million compared to last year. The increase was principally due to the inclusion of earnings of an acquired company, partly offset by higher distribution and labor costs from expanded product offerings.

     Net interest expense increased by $1.4 million principally due to higher levels of outstanding debt from acquisitions in 1999 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow provided by operations for the six months ended March 31, 2000 improved to $2.0 million compared to cash used by operations of $4.7 million last year, principally due to increased earnings. Working capital increased to $214.8 million at March 31, 2000. The increase was principally due to higher inventory requirements in connection with expansion of the garage door segment's retail business and with expanded product offerings in the installation services segment.

     During the six months ended March 31, 2000 net cash used in investing activities was approximately $30.2 million. The company had capital expenditures of approximately $22.7 million, principally made in connection with increasing production capacity and with the purchase of a previously leased garage door manufacturing facility for approximately $4.5 million. Also, the electronic information and communication systems segment acquired a search and weather radar business for approximately $16 million, of which $12 million was financed under bank credit lines with the balance expected to be paid during the third quarter of fiscal 2000.

     Net cash provided by financing activities during the six months ended March 31, 2000 was approximately $24.8 million. Borrowings under bank credit lines were used to finance an acquisition, capital expenditures and working capital requirements. Also, since September 30, 1999 the company has purchased approximately 512,000 shares of its Common Stock for approximately $3.6 million, and increased its stock buyback program from 1,500,000 shares to 3,000,000 shares. Additional purchases will be made from time-to-time, depending upon market conditions, at prices deemed appropriate by management.

     Anticipated cash flows from operations, together with existing cash, bank lines of credit and lease line availability, should be adequate to finance presently anticipated working capital and capital expenditure requirements and to repay long- term debt as it matures.

FORWARD-LOOKING STATEMENTS

     All statements other than statements of historical fact included in this report, including without limitation statements regarding the company's financial position, business strategy, and the plans and objectives of the company's management for future operations, are forward-looking statements. When used in this report, words such as "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate to the company or its management, identify forward- looking statements. Such forward-looking statements are based on the beliefs of the company's management, as well as assumptions made by and information currently available to the company's management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, business and economic conditions, competitive factors and pricing pressures, capacity and supply constraints. Such statements reflect the views of the company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the company. Readers are cautioned not to place undue reliance on these forward-looking statements. The company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

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

                                           GRIFFON CORPORATION



                                           By/s/ Robert Balemian
                                             ---------------------------
                                              Robert Balemian
                                              President
                                              (Principal Financial Officer)





Date:  May 11, 2000