Form 10-Q
period 2000-06-30
GRIFFON CORP
filed 2000-08-10
CIK 50725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 29,681,197 shares of Common Stock as of July 31, 2000.

                                   FORM 10-Q
                                   ---------
                                    CONTENTS
                                    --------
                                                                          PAGE
                                                                          ----
 PART I - FINANCIAL INFORMATION (Unaudited)
          ---------------------

          Condensed Consolidated Balance Sheets at June 30, 2000
          and September 30, 1999........................................    1

          Condensed Consolidated Statements of Income for the Three
          Months and Nine Months Ended June 30, 2000 and 1999...........    3

          Condensed Consolidated Statements of Cash Flows for the
          Nine Months Ended June 30, 2000 and 1999......................    5

          Notes to Condensed Consolidated Financial Statements..........    6

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................   10

          Quantitative and Qualitative Disclosure about Market Risk.....   13

PART II - OTHER INFORMATION
          -----------------

          Item 1: Legal Proceedings ....................................   14

          Item 2: Changes in Securities ................................   14

          Item 3: Defaults upon Senior Securities ......................   14

          Item 4: Submission of Matters to a Vote of Security Holders...   14

          Item 5: Other Information ....................................   14

          Item 6: Exhibits and Reports on Form 8-K .....................   14

          Signature ....................................................   15

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                       June 30,     September 30,
                                                         2000           1999
                                                       --------     -------------
                                                      (Unaudited)     (Note 1)
ASSETS
------

  CURRENT ASSETS:

    Cash and cash equivalents                         $ 24,511,000   $ 21,242,000

    Accounts receivable, less allowance for
      doubtful accounts                                129,687,000    123,008,000

    Contract costs and recognized income not
      yet billed                                        76,242,000     65,527,000

    Inventories (Note 2)                               106,893,000     94,419,000

    Prepaid expenses and other current assets           25,723,000     22,832,000
                                                      ------------   ------------
       Total current assets                            363,056,000    327,028,000

  PROPERTY,  PLANT AND  EQUIPMENT
    at cost,  less  accumulated  depreciation
    and amortization of $86,064,000 at
    June 30, 2000 and $72,152,000 at
    September 30, 1999                                 147,308,000    134,882,000

  OTHER ASSETS                                          72,877,000     71,530,000
                                                      ------------   ------------
                                                      $583,241,000   $533,440,000
                                                      ============   ============

             See notes to condensed consolidated financial statements.

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                        June 30,    September 30,
                                                          2000          1999
                                                       ---------    ------------
                                                      (Unaudited)     (Note 1)


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

  CURRENT LIABILITIES:

    Accounts and notes payable                        $ 61,411,000   $ 64,540,000
    Other current liabilities                           79,896,000     73,465,000
                                                      ------------   ------------
       Total current liabilities                       141,307,000    138,005,000
                                                      ------------   ------------
  LONG-TERM DEBT                                       165,348,000    127,652,000
                                                      ------------   ------------
  MINORITY INTEREST AND OTHER                           18,723,000     17,562,000
                                                      ------------   ------------
  SHAREHOLDERS' EQUITY:
    Preferred Stock, par value $.25 per
      share, authorized 3,000,000 shares,
      no shares issued                                         ---            ---
    Common Stock, par value $.25 per
      share, authorized 85,000,000
      shares, issued 31,749,199 shares at
      June 30, 2000 and 31,735,349 shares at
      September 30, 1999; 2,034,102 and 1,387,402
      shares in treasury at June 30, 2000 and
      September 30, 1999, respectively                   7,937,000      7,934,000

    Other shareholders' equity                         249,926,000    242,287,000
                                                      ------------   ------------
       Total shareholders' equity                      257,863,000    250,221,000
                                                      ------------   ------------
                                                      $583,241,000   $533,440,000
                                                      ============   ============

           See notes to condensed consolidated financial statements.

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
                                  (Unaudited)

                                                       THREE MONTHS ENDED JUNE 30,
                                                       ---------------------------
                                                          2000            1999
                                                          ----            ----
Net Sales                                              $278,719,000  $262,413,000

Cost of sales                                           207,339,000   197,945,000
                                                       ------------  ------------
                                                         71,380,000    64,468,000
Selling, general and administrative expenses             56,981,000    53,165,000
                                                       ------------  ------------
                                                         14,399,000    11,303,000
                                                       ------------  ------------
Other income (expense):

   Interest expense                                      (3,224,000)   (2,076,000)

   Interest income                                          270,000       114,000

   Other, net                                                79,000      (107,000)
                                                       ------------  ------------
                                                         (2,875,000)   (2,069,000)
                                                       ------------  ------------
       Income before income taxes                        11,524,000     9,234,000
                                                       ------------  ------------
Provision for income taxes:

   Federal                                                2,771,000     2,757,000

   State and foreign                                      1,838,000       660,000
                                                       ------------  ------------
                                                          4,609,000     3,417,000
                                                       ------------  ------------
       Income before minority interest                    6,915,000     5,817,000

Minority interest                                          (667,000)          ---
                                                       ------------  ------------
       Net income                                      $  6,248,000  $  5,817,000
                                                       ============  ============
Earnings per share of common stock

   (Note 3):

    Basic                                              $        .21  $        .19
                                                       ============  ============
    Diluted                                            $        .21  $        .19
                                                       ============  ============

See notes to condensed consolidated financial statements.

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
                                  (Unaudited)

                                                       NINE MONTHS ENDED JUNE 30,
                                                       --------------------------
                                                          2000            1999
                                                          ----            ----
Net sales                                              $818,369,000   $757,330,000
Cost of sales                                           611,688,000    580,411,000
                                                       ------------   ------------
                                                        206,681,000    176,919,000

Selling, general and administrative expenses            169,763,000    151,603,000
Restructuring charge (Note 6)                                   ---      3,500,000
                                                       ------------   ------------
                                                         36,918,000     21,816,000
                                                       ------------   ------------
Other income (expense):
  Interest expense                                       (8,323,000)    (5,627,000)
  Interest income                                           784,000        448,000
  Other, net                                                 69,000         43,000
                                                       ------------   ------------
                                                         (7,470,000)    (5,136,000)
                                                       ------------   ------------
  Income before income taxes                             29,448,000     16,680,000
                                                       ------------   ------------
Provision for income taxes:
  Federal                                                 5,298,000      4,976,000
  State and foreign                                       6,481,000      1,196,000
                                                       ------------   ------------
                                                         11,779,000      6,172,000
                                                       ------------   ------------
  Income before minority interest and cumulative
   effect of a change in accounting principle            17,669,000     10,508,000

Minority interest (Note 5)                                 (386,000)           ---
                                                       ------------   ------------
  Income before cumulative effect of a change in
   accounting principle                                  17,283,000     10,508,000

Cumulative effect of a change in accounting
   principle, net of income taxes (Note 5)               (5,290,000)           ---
                                                       ------------   ------------
   Net income                                          $ 11,993,000   $ 10,508,000
                                                       ============   ============

Basic earnings per share of common stock (Note 3):
   Income before cumulative effect of a change in
     accounting principle                              $        .57   $        .35

   Cumulative effect of a change in accounting
     principle                                                 (.17)           ---
                                                       ------------   ------------
                                                       $        .40   $        .35
                                                       ============   ============
Diluted earnings per share of common stock (Note 3):

   Income before cumulative effect of a change in
     accounting principle                              $        .57   $        .34

   Cumulative effect of a change in accounting
     principle                                                 (.17)           ---
                                                       ------------   ------------
                                                       $        .40   $        .34
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

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (Unaudited)

                                                        NINE MONTHS ENDED JUNE 30,
                                                        --------------------------
                                                           2000           1999
                                                           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                              $11,993,000   $10,508,000
                                                        -----------   -----------
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
    Depreciation and amortization                        17,499,000    16,061,000
    Minority interest                                       386,000           ---
    Cumulative effect of a change in accounting
      principle, net                                      5,290,000           ---
    Provision for losses on accounts receivable           1,959,000     1,659,000
    Non-cash asset write-downs from restructuring               ---     2,150,000
    Change in assets and liabilities:
      Increase in accounts receivable and
       contract costs and recognized income not
       yet billed                                       (19,486,000)  (19,378,000)
      (Increase) decrease in inventories                 (8,960,000)   10,581,000
      Increase in prepaid expenses and other assets      (4,575,000)   (4,932,000)
      Increase (decrease) in accounts payable, accrued
       liabilities and Federal income taxes               5,515,000   (14,083,000)
      Other changes, net                                  2,554,000        20,000
                                                        -----------   -----------
  Total adjustments                                         182,000    (7,922,000)
                                                        -----------   -----------
       Net cash provided by operating activities         12,175,000     2,586,000
                                                        -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisition of property, plant and equipment          (32,908,000)  (20,672,000)
  Acquired businesses                                   (14,589,000)  (20,172,000)
  Proceeds from sale of product line                            ---     4,300,000
  Other, net                                              5,946,000    (1,211,000)
                                                        -----------   -----------
       Net cash used in investing activities            (41,551,000)  (37,755,000)
                                                        -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Purchase of treasury shares                            (4,385,000)     (319,000)
  Proceeds from issuance of long-term debt               44,625,000    34,835,000
  Payments of long-term debt                             (8,659,000)   (7,322,000)
  Increase in short-term borrowings                       2,500,000     4,958,000
  Other, net                                             (1,436,000)      128,000
                                                        -----------   -----------
       Net cash provided by financing activities         32,645,000    32,280,000
                                                        -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      3,269,000    (2,889,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         21,242,000    19,326,000
                                                        -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $24,511,000   $16,437,000
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

(1) Basis of Presentation -
    ---------------------

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. The balance sheet at September 30, 1999 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report to shareholders for the year ended September 30, 1999.

(2) Inventories -
    -----------

        Inventories, stated at the lower of cost (first-in, first-out or average) or market, are comprised of the following:

                                                      June 30,     September 30,
                                                        2000           1999
                                                      --------     -------------
Finished goods.........................             $ 62,188,000   $ 51,157,000

Work in process........................               25,205,000     23,405,000

Raw materials and supplies.............               19,500,000     19,857,000
                                                    ------------   ------------
                                                    $106,893,000   $ 94,419,000
                                                    ============   ============

(3) Earnings per share -
    ------------------

        Basic EPS is calculated by dividing income by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock used in determining basic EPS was 29,977,000 and 30,372,000 for the three months ended June 30, 2000 and 1999, respectively and 30,151,000 and 30,381,000 for the nine months ended June 30, 2000 and 1999, respectively.

        Diluted EPS is calculated by dividing income by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with potentially dilutive securities. The weighted average number of shares of common stock used in determining diluted EPS was 30,173,000 and 30,445,000 for the three months ended June 30, 2000 and 1999, respectively and 30,330,000 and 30,569,000 for the nine months ended June 30, 2000 and 1999, respectively, and reflects additional shares in connection with stock option and other stock-based compensation plans (196,000 shares for the three months ended June 30, 2000, 18,000 shares for the three months ended June 30, 1999, 179,000 shares for the nine months ended June 30, 2000 and 73,000 shares for the nine months ended June 30, 1999).

        Options to purchase approximately 5,597,000 and 4,311,000 shares of common stock were not included in the computation of diluted earnings per share for the three months ended June 30, 2000 and 1999, respectively, and options to purchase approximately 4,180,000 and 3,449,000 shares of common stock were not included in the computation of diluted earnings per share for the nine months ended June 30, 2000 and 1999, respectively, because the effects would have been antidilutive.

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

        Information on the company's business segments is as follows:

                                                        Electronic
                                                        Information
                                                           and         Specialty
                            Garage      Installation  Communication     Plastic
                             Doors        Services        Systems        Films          Totals
                            ------      ------------  -------------    ---------        ------

Revenues from
   external customers -

 Three months ended
   June 30, 2000          $100,027,000   $ 67,046,000   $ 47,766,000   $ 63,880,000   $278,719,000
   June 30, 1999           104,153,000     68,669,000     44,502,000     45,089,000    262,413,000

 Nine months ended
   June 30, 2000           296,058,000    200,829,000    131,391,000    190,091,000    818,369,000
   June 30, 1999           305,999,000    174,263,000    136,626,000    140,442,000    757,330,000

Intersegment revenues -

 Three months ended
   June 30, 2000           $ 6,784,000    $    65,000   $        ---   $        ---   $  6,849,000
   June 30, 1999             6,988,000        240,000            ---            ---      7,228,000

 Nine months ended
   June 30, 2000            22,428,000        319,000            ---            ---     22,747,000
   June 30, 1999            22,248,000        738,000            ---            ---     22,986,000

Segment profit -

 Three months ended
   June 30, 2000           $ 4,923,000    $ 2,016,000   $  5,536,000   $  4,396,000   $ 16,871,000
   June 30, 1999             8,198,000      2,256,000      4,067,000     (1,081,000)    13,440,000

 Nine months ended
   June 30, 2000            12,825,000      5,334,000     13,226,000     12,671,000     44,056,000
   June 30, 1999            16,783,000      4,777,000     10,388,000       (312,000)    31,636,000

     Following is a reconciliation of segment profit to amounts reported in the consolidated financial statements:

                         Three Months Ended June 30,     Nine Months Ended June 30,
                         ---------------------------     --------------------------
                              2000          1999             2000            1999
                              ----          ----             ----            ----
Profit for all segments   $ 16,871,000  $ 13,440,000     $ 44,056,000    $ 31,636,000
Unallocated amounts         (2,393,000)   (2,244,000)      (7,069,000)     (6,277,000)
Restructuring charge               ---           ---              ---      (3,500,000)
Interest expense, net       (2,954,000)   (1,962,000)      (7,539,000)     (5,179,000)
                          ------------  ------------     ------------    ------------
 Income before income
  taxes                   $ 11,524,000  $  9,234,000     $ 29,448,000    $ 16,680,000
                          ============  ============     ============    ============

        As a result of an acquisition during the nine months ended June 30, 2000, the electronic information and communication systems segment's assets increased by approximately $16,000,000, and the garage doors segment's assets increased by approximately $4.5 million in connection with the purchase of a previously leased facility.

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

        Consequently, in the first quarter of fiscal 2000, the company's 60%-owned joint venture wrote off costs that were previously capitalized in connection with the start-up of the venture and the implementation of additional production capacity. The cumulative effect of this change in accounting principle is $5,290,000 (net of $3,784,000 income tax effect). The minority interest's share of the net charge is $2,116,000 and is included as an offsetting credit in "Minority interest" in the Condensed Consolidated Statement of Income for the nine months ended June 30, 2000.

(6) Restructuring charge -
    --------------------

        In March 1999 the company recorded a restructuring charge in connection with the closing of a garage door manufacturing facility in order to streamline operations and improve efficiency. Approximately $1,350,000 of restructuring costs were accrued; through June 30, 2000 approximately $812,000 has been paid for employee severance and related benefits and $477,000 has been paid for lease and related costs. The remaining accrual will be paid by September 30, 2000.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2000
--------------------------------

        Net sales were $278.7 million for the three-month period ended June 30, 2000, an increase of $16.3 million or 6.2%.

        Net sales for the garage doors segment were $106.8 million, a decrease of $4.3 million or 3.9% compared to last year. Unit sales volume of residential and commercial garage doors decreased by approximately 10% and 7%, respectively, partly offset by improved product mix in certain residential and commercial lines, compared to last year.

        Net sales for the specialty plastic films segment were $63.9 million, an increase of $18.8 million or 41.7% compared to last year. Higher unit sales volume ($10.8 million) at Finotech, the segment's European joint venture, and in the segment's domestic operations ($4.8 million) were the principal reasons for the increase.

        Net sales for the electronic information and communication systems segment were $47.8 million, an increase of $3.3 million or 7.3% compared to last year. The increase in sales was principally due to an acquired search and weather radar business.

        Net sales for the installation services segment were $67.1 million, a decrease of $1.8 million or 2.6% compared to last year. The decline was primarily due to decreased demand due to softer housing markets.

        Operating income for all business segments for the three months ended June 30, 2000 was $16.9 million, an increase of $3.4 million or 25.5% compared to last year. The increase was principally in specialty plastic films due to volume-driven improvement and related manufacturing efficiencies in the European joint venture and from improved profitability in the segment's domestic operations.

        Operating income for the garage doors segment was $4.9 million, a decrease of $3.3 million or 39.9% compared to last year. Profitability was adversely impacted by the sales decrease, increased raw material costs and by higher operating costs to support the segment's anticipated expansion of sales to the retail distribution channel. The segment also experienced a loss from a commercial door product line for which strategic alternatives are being explored.

        Operating income for specialty plastic films was $4.4 million compared to a loss of $1.1 million last year. Increased unit sales volume and resultant manufacturing efficiencies in the segment's European joint venture, unit sales increases in its domestic operations including sales of new, more profitable products, partly offset by increased raw material costs, were the principal reasons for the improvement in operating income.

        Operating income for the electronic information and communication systems segment was $5.5 million, an increase of $1.5 million or 36.1% compared to last year. Profitability improved primarily from higher aggregate margins on certain programs which have transitioned from development to production and from earnings of the acquired search and weather radar business, partly offset by increased bid and proposal expenditures.

        Operating income for the installation services segment was $2.0 million, a decrease of $.2 million or 10.6% compared to last year. The decrease was principally due to the sales decline and higher distribution and labor costs from expanded product offerings.

        Net interest expense increased by $1.0 million principally due to higher levels of outstanding debt from acquisitions in 1999 and 2000.

Nine months ended June 30, 2000
-------------------------------

        Net sales were $818.4 million for the nine-month period ended June 30, 2000, an increase of $61.0 million or 8.1%.

        Net sales for the garage doors segment were $318.5 million, a decrease of $9.8 million or 3.0% compared to last year. The decrease was principally due to unit volume decreases in sales of residential and commercial garage doors by approximately 4% and 17%, respectively, and the effect of the sale last year of a commercial product line that had net sales of approximately $7 million in the first half of fiscal 1999.

        Net sales for the specialty plastic films segment were $190.1 million, an increase of $49.6 million or 35.4% compared to last year. Substantially higher unit sales volume at Finotech, the segment's European joint venture was the principal reason for the increase.

        Net sales for the electronic information and communication systems segment were $131.4 million, a decrease of $5.2 million or 3.8% compared to last year. The decrease in sales was principally due to delays in anticipated orders on international radar programs and lower revenues in fiscal 2000 on programs that were in development in 1999 but have not yet fully transitioned to production, partly offset by sales of an acquired search and weather radar business.

        Net sales for the installation services segment were $201.1 million, an increase of $26.1 million or 14.9% compared to last year. The increase was principally due to the inclusion in fiscal 2000 nine month operating results of a company which was acquired during the second quarter of fiscal 1999 and internal growth from expanded product offerings, partly offset by the impact of softer housing markets.

        Operating income for all business segments for the nine months ended June 30, 2000 was $44.1 million, an increase of $12.4 million or 39.3% compared to last year. The increase was principally due to increased unit volume in specialty plastic films' European joint venture and related manufacturing efficiencies and increased margins in electronic information and communication systems, partly offset by reduced profitability in the garage doors segment.

        Operating income for the garage doors segment was $12.8 million, a decrease of $4.0 million or 23.6% compared to last year. Increased profitability due to favorable product mix and manufacturing efficiencies was offset by the effect of the sales decrease, higher operating costs to support the segment's anticipated expansion of sales to the retail distribution channel and increased distribution costs. Unprofitable operations in a commercial door product line and competitive pricing also contributed to the segment's reduced operating results for the nine months.

        Operating income for specialty plastic films was $12.7 million compared to a loss of $.3 million last year. Higher unit sales volume of the segment's European joint venture and resultant manufacturing efficiencies and improving domestic operations during the third quarter of fiscal 2000 were the principal reasons for the increase in operating income.

        Operating income for the electronic information and communication systems segment was $13.2 million, an increase of $2.8 million or 27.3% compared to last year. The increase in operating income reflects improved profitability on certain programs that have transitioned from development to production and earnings of the acquired search and weather radar business, partly offset by increased bid and proposal expenditures.

        Operating income of the installation services segment was $5.3 million, an increase of $.6 million or 11.7% compared to last year. The increase was principally due to the earnings of an acquired company, partly offset by higher distribution and labor costs from expanded product offerings.

        Net interest expense increased by $2.4 million principally due to higher levels of outstanding debt from acquisitions in 1999 and 2000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        Cash flow provided by operations for the nine months ended June 30, 2000 improved to $12.2 million compared to $2.6 million last year, principally due to increased earnings. Working capital increased to $221.7 million at June 30, 2000. The increase was principally due to higher working capital requirements in connection with anticipated expansion of the garage door segment's sales to the retail distribution channel, expected higher contract costs and recognized income not yet billed in the electronic information and communication systems segment and from expanded product offerings in the installation services segment.

        During the nine months ended June 30, 2000 net cash used in investing activities was approximately $41.6 million. The company had capital expenditures of approximately $32.9 million, principally made in connection with increasing production capacity and with the purchase of a previously leased garage door manufacturing facility for approximately $4.5 million. Also, the electronic information and communication systems segment acquired a search and weather radar business for approximately $16 million, of which $12 million was financed under bank credit lines with the balance expected to be paid during the remainder of fiscal 2000.

        Net cash provided by financing activities during the nine months ended June 30, 2000 was approximately $32.6 million. Borrowings under bank credit lines were used to finance an acquisition, capital expenditures and working capital requirements. Also, since September 30, 1999 the company has purchased approximately 647,000 shares of its Common Stock for approximately $4.4 million, and increased its stock buyback program from 1,500,000 shares to 3,000,000 shares. Additional purchases will be made from time-to-time, depending upon market conditions, at prices deemed appropriate by management.

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

                                         GRIFFON CORPORATION



                                         By /s/ Robert Balemian
                                            ----------------------------
                                            Robert Balemian
                                            President
                                            (Principal Financial Officer)





Date:  August 8, 2000