Form 10-K405
period 2000-09-30
GRIFFON CORP
filed 2000-12-22
CIK 50725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ---------
                                   FORM 10-K
              [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended September 30, 2000

                                       or

             [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from            to

                           Commission File No. 1-6620

                              GRIFFON CORPORATION

             (Exact name of registrant as specified in its charter)


           Delaware                                     11-1893410
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)



100 Jericho Quadrangle, Jericho, New York                   11753
(Address of Principal Executive Offices)                  (Zip Code)


Registrant's telephone number, including area code:     (516) 938-5544


          Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange on
        Title of each class                       which registered
        -------------------                  ------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. As of December 15, 2000 - approximately $224,000,000.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of December 15, 2000 - 29,681,197.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Part III - Registrant's definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                                     PART I
                                     ------
ITEM 1 - BUSINESS
         --------

THE COMPANY

     Griffon is a diversified manufacturing company with operations in four business segments: Garage Doors; Installation Services; Specialty Plastic Films; and Electronic Information and Communication Systems. The company's Garage Doors segment designs and manufactures garage doors for use in the residential housing and commercial building markets. The Installation Services segment sells, installs and services garage doors, garage door openers, manufactured fireplaces, floor coverings, cabinetry and a range of related building products primarily for the residential housing market. The company's Specialty Plastic Films segment develops, produces and sells plastic films and film laminates for use in infant diapers, adult incontinence products, feminine hygiene products and disposable surgical and patient care products. The company's Electronic Information and Communication Systems segment designs, manufactures, and provides logistical support for communications, radar, information, command and control systems and large-scale integrated circuits.

     The company has made strategic investments in each of its business segments to enhance its market position, expand into new markets and further accelerate growth. Garage Doors and Installation Services have acquired several manufacturing and installation companies in recent years. In fiscal 1997, the company acquired a West Coast-based garage door manufacturing and installation company, which enhanced the company's national market position. In 1999, Installation Services acquired an operation located in the Southwest that sells and installs a range of specialty products to the new residential construction market, expanding the products and services offered by the company. In 2000 the company acquired a Michigan garage door wholesale and installation company and a Seattle fireplace and garage door installation business. In 1998 Specialty Plastic Films acquired a manufacturer of plastic packaging and specialty films located in Germany, expanding its markets, and in 1998 and 1999 added additional production capacity in its European joint venture in connection with multi-year contracts from a major international consumer products company. In 2000 the Electronic Information and Communication Systems segment acquired a search and weather radar business.

GARAGE DOORS

     The company believes that its wholly owned subsidiary, Clopay, is the largest manufacturer and marketer of residential garage doors and among the largest manufacturers of commercial doors in the United States. The company's building products are sold under Clopay(R), Ideal Door(R), Holmes(R), AtlasTM and other brand names through an extensive distribution network throughout the United States. The company estimates that the majority of Garage Doors' net sales are from sales of garage doors to the home remodeling market, with the balance from the new housing and commercial construction markets. Sales into the home remodeling market are being driven by the continued aging of the housing stock and the conversion by homeowners from wood doors to lighter weight, easier to maintain steel doors.

Industry

     According to industry sources, the garage door market for 1999 was estimated to be $1.5 billion, comprised of residential garage doors and commercial/industrial doors. Over the past decade there have been several key trends driving the garage door industry including the shift from wood to steel doors and the growth of the home center channel of distribution. The company estimates that over 90% of the total garage door market today is steel doors. Superior strength, reduced weight and low maintenance have favored the steel door. Other product innovations during this period include insulated double-sided steel doors and new springing systems.

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

Key Competitive Strengths

     The company believes that the following strengths will continue to enhance the market position of Garage Doors:

     National Distribution Network. The company distributes its building products through a wide range of distribution channels including installing dealers, retailers and wholesalers. The company owns and operates a national network of 47 distribution centers including two larger regional distribution centers targeted to handle retail distribution. The company's building products are sold to approximately 2,000 independent professional installing dealers and to major home center retail chains, including The Home Depot, Inc., Menards, Inc. and Lowe's Companies, Inc. The company maintains strong relationships with its installing dealers and believes it is the largest supplier of residential garage doors to retail channels.

     Strong Brand Franchise. The company's brand names, particularly Clopay(R), Holmes(R) and Ideal Door(R) residential doors and AtlasTM commercial doors, are widely recognized in the building products industry. The company believes that it has earned a reputation among installing dealers, retailers and wholesalers for producing a broad range of high-quality doors. The company's market leadership and strong brand recognition are key marketing tools for expanding its customer base, leveraging its distribution network and increasing its market share.

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

Strategy

     The company intends to increase its market share in Garage Doors by capitalizing on what it believes to be its leadership position as the largest manufacturer and marketer of residential garage doors and one of the largest manufacturers of commercial garage doors in the United States. Specifically, the company intends to: (i) continue expansion of its dealer network; (ii) increase brand awareness through merchandising programs and trade and consumer advertising; (iii) maintain a leadership position in new product development; and (iv) expand its production and presence nationally through continued strategic acquisitions.

Products and Services

     The company manufactures a broad line of residential garage doors, commercial sectional and coiling doors and related products with a variety of options at varying prices. The company's primary manufactured product lines include residential garage doors and commercial/industrial doors. The company also sells related products such as garage door openers. The company offers garage doors made from several materials, including steel and wood. In fiscal 2000 Garage Doors launched The Clopay Reserve Collection(R), a new line of premium wood garage doors. Steel doors accounted for over 90% of garage doors sold by the company in fiscal 2000.

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

     The company markets commercial doors in two basic categories: sectional doors and slatted steel coiling doors. Commercial sectional doors are similar to residential garage doors, but are designed to meet more demanding specifications. Slatted steel coiling doors and their openers are generally utilized in more demanding commercial and industrial applications, providing an attractive combination of flexibility and durability. The slatted steel coiling door product line, which includes service doors, thermal doors, and fire doors which can be found in warehouses, manufacturing and military installations as well as in public and other institutional buildings, has been unprofitable and the company is exploring its strategic alternatives. It is likely that this segment's near-term operating results will continue to be impacted until this matter is resolved. The company also provides (i) counter shutters, fire shutters and grilles that are used in shopping malls, schools, hospitals and the concession areas of large arenas and convention centers, and (ii) commercial sectional door openers.

Sales and Marketing

     The company sells residential and commercial doors for professional installation directly to a national network of professional installing dealers. The company also sells garage doors to retailers such as The Home Depot, Inc., Menards, Inc. and Lowe's Companies, Inc. In fiscal 2000 the company became the principal supplier of residential garage doors throughout the United States and Canada to The Home Depot, Inc., with Clopay(R) brand doors being sold exclusively to this retail customer in the retail channel of distribution. Sales of the Clopay(R) brand outside the retail channel of distribution are not restricted, and the company continues to sell doors to other retailers under the Ideal Door(R) and Holmes(R) brands. Also, in fiscal 2000 Clopay was awarded an exclusive, multi-year contract with Lennar Corporation, the largest homebuilder in the United States. The company distributes its garage doors directly from its manufacturing facilities to customers, through its network of 47 company-owned distribution centers, including two regional distribution centers, throughout the United States and in Canada. These distribution centers allow the company to maintain an inventory of garage doors near installing dealers and to provide quick-ship service to retail customers.

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

Competition

     The garage door industry is characterized by several large national manufacturers and many smaller regional and local manufacturers. Several of the national garage door manufacturers, including the company, have been consolidating the industry through the acquisition of regional and local manufacturers. During 2000, Garage Doors experienced continued competitive pricing pressures, resulting in selling price reductions and increased costs associated with retail home center programs that narrowed margins. The company competes on the basis of product line diversity, quality, service, price and brand awareness.

INSTALLATION SERVICES

     The company has developed a substantial network of specialty building products installation and service operations. These 37 locations in 23 markets, covering many of the key new single family home markets in the United States, offer an increasing variety of building products and services to the residential construction and remodeling industries. The company believes that it is one of the leading installing dealers of both garage doors and manufactured fireplaces in the United States.

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

     Installation Services has targeted geographic markets that have a sizeable population or significant growth demographics. The company currently serves 20 of the top 100 metropolitan markets based on population and 9 of the top 20 new single family residential construction markets. The markets served contain 24% of all new residential housing permits in the United States. The company seeks to promote the continued growth of the Installation Services business through both internal growth and strategic acquisitions of new operations in high growth construction markets.

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

     Appliances - appliances distributed to the new construction market include refrigerators, stoves, cooktops, ovens and dishwashers.

     Kitchen and Bath Cabinets - cabinetry, with options in wood varieties, door styles and organizer inserts are offered for distribution and installation to the new construction market.

     Other - other products include seamless gutters, closet systems, window coverings, bath enclosures, and security and house wiring. Tile and stone applications for shower and bath walls, counter tops and fireplace surrounds are also offered.


Acquisitions

     The Installation Services business has entered new markets primarily through acquisition. Once established in a market, the company introduces additional product categories to the acquired company's product offerings. Since 1993, the company has completed thirteen acquisitions of building products service and installation operations.

Competition

     The installation services industry is fragmented, consisting primarily of small, single-market companies which have less financial resources than the company. The company competes on the basis of service, product line diversity, price and brand awareness.


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

     Long-Term Customer Relationships and Expanding International Presence. The company has developed strong, long-term relationships with leading consumer and health care products companies. The company believes that these relationships, combined with its technological expertise, product development and production capabilities, have positioned it to meet changing customer needs, which the company expects will drive growth. In addition, the company believes its strong, long-term relationships provide it with increasing opportunities to enter new international markets, such as South America and Asia Pacific.

Strategy

     The company seeks to expand its market presence for Specialty Plastic Films by capitalizing on its technological and manufacturing expertise and on its relationships with major international consumer products companies. Specifically, the company believes that it can increase its domestic sales and expand internationally through continued product development and enhancement and by marketing its technologically advanced breathable films and laminates for use in all of its markets. The company believes that its Finotech joint venture and 1998 acquisition of Bohme (see European Operations) provide a strong platform for additional sales growth in certain international markets.

Products

     Specialty Plastic Films manufactures a wide variety of embossed and printed specialty films and laminates for the hygienic, healthcare and other markets. Specialty Plastic Films' products are used as moisture barriers for disposable infant diapers, adult incontinence and feminine hygiene products and as protective barriers in single-use surgical and industrial gowns, drapes, equipment covers and packaging. A specialty plastic film is a thin-gauge film (typically 0.0005" to 0.003") that is manufactured from polyolefin resins and engineered to provide certain performance characteristics. A laminate is the combination of a plastic film and a non-woven fabric. These products are produced using both cast and blown extrusion and laminating processes. High speed, multi-color custom printing of films and customized embossing patterns further differentiate the products. The company's specialty plastic film products typically provide a unique combination of performance characteristics that meet specific, proprietary customer needs. Examples of such characteristics include strength, breathability, barrier properties, processibility and aesthetic appeal.

Sales and Marketing

     The company sells its products primarily in the United States and Europe with sales also in Canada, Latin America and Asia Pacific. The company utilizes an internal direct sales force and manufacturer representatives, organized by customer accounts. Senior management actively participates by developing and maintaining close contacts with customers.

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

European Operations

     In 1996, the company formed Finotech, a joint venture with Corovin GmbH, a manufacturer of non-woven fabrics headquartered in Germany and a subsidiary of BBA Group PLC, a publicly owned diversified U.K. manufacturer. The joint venture was created to develop, manufacture and market specialty plastic film and laminate products for use in the infant diaper, healthcare and other markets. Finotech, which is 60% owned by the company, focuses on selling its products in Europe.

     In 1997, Finotech constructed and began to operate a manufacturing facility in Germany, the cost of which was approximately $9 million. Subsequently, Finotech made capital expenditures of approximately $25 million for new production lines. This expansion was designed to meet demand under multi-year contracts with a major international consumer products company.

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

Manufacturing and Raw Materials

     The company manufactures its specialty plastic film and laminate products on high-speed equipment designed to meet stringent tolerances. The manufacturing process consists of melting a mixture of polyolefin resins (primarily polyethylene) and additives, and forcing this mixture through a computer controlled die and rollers to produce embossed films. In addition, the lamination processes involve extruding the melted plastic films directly onto a non-woven fabric and bonding these materials to form a laminate. Through statistical process control methods, company personnel monitor and control the entire production process.

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

ELECTRONIC INFORMATION AND COMMUNICATION SYSTEMS

     The company, through its wholly-owned subsidiary, Telephonics, specializes in advanced electronic information and communication systems for defense, aerospace, civil, industrial and commercial markets worldwide. The company designs, manufactures, and provides logistical support for aircraft communication systems, radar, air traffic management systems, identification friend or foe ("IFF") equipment, transit communications and application specific mixed-signal large scale integrated circuits. The company continues to maintain a significant presence in the markets for airborne maritime surveillance radar and aircraft communication systems, two of the segment's largest product lines. In addition to defense applications, in recent years the company has successfully adapted its core technologies to a number of dual use applications and expanded its presence in non-defense government, commercial, and international markets.

Industry

     The United States defense electronics procurement budget is expected to grow between 5% and 8% per year over the next 5 years, according to the Department of Defense's Five Year Defense Expenditure Plan and reflects the government's plan to upgrade the technology in existing weapon systems platforms rather than purchase entirely new platforms and systems.

     Some of the major programs in which the company currently participates include:

Description                     Customers                       Products
-----------                     ---------                       --------
SH-60R/CH-60                    Lockheed Martin                 Multi-mode radar,
(U.S. Navy Multi-                                               intercommunication and
mission Helicopter)                                             radio management, and IFF
                                                                systems

NIMROD 2000 (U.K. Royal         BAE Systems                     Integration of
Maritime Patrol                                                 communications and radio
Aircraft)                                                       management systems

C-17 (U.S. Air Force            The Boeing Company              Integrated radio
Cargo Transport)                                                management and wireless
                                                                communication systems

AWACS (U.S. Air                 The Boeing Company              IFF and radio management
Force/NATO Airborne             and others                      systems
Warning and Control
System)

Joint-STARS (U.S. Air           Northrop Grumman                Intercommunication and
Force Airborne                                                  radio management systems
Surveillance System)

Numerous Maritime               Sikorsky Aircraft,              Airborne coastal
Surveillance Radar              Kaman Aerospace and             surveillance radars
Programs                        Northrop Grumman

     The segment's markets are changing from its more traditional lines in the defense and other government programs, to an increasing proportion of commercial contracts, both domestic and international.

     The Electronic Information and Communication Systems segment has expanded its customer base with increasing emphasis on non-defense government, commercial, industrial and new international markets. For example, sales to customers other than the U.S. Department of Defense and its contractors and subcontractors increased from approximately 30% of the segment's net sales in fiscal 1992 to approximately 51% of net sales in fiscal 2000.

     Some of the major commercial or non-defense related programs in which the company currently participates include:

 Description                Customers                    Products
 -----------                ---------                    --------
Rail Transit            Kawasaki, Bombardier         Car-borne and wayside
Communications          and others                   communications
                                                     and vehicle health
                                                     monitoring systems for
                                                     rail cars

Air Traffic Control     Civil Aviation               Air traffic control
Equipment               Authority of China           systems

Commercial Weather      China, India,                Low cost airborne weather
Radar                   Eurocopter and               radar
                        others

Audio equipment for     Boeing, Aviall and           Audio testing equipment,
aircraft and other      others                       head phones, etc.
commercial markets

     One of the major non-defense markets for the segment's products in the United States is the mass transit market. The company believes that there will be increased funding over the next several years to upgrade the infrastructure of mass transit systems. This market is serviced by a limited number of manufacturers who are capable of providing the required electronics, logistics support and installation support.

     Electronic Information and Communication Systems' commercial projects include contracts with Kawasaki, Bombardier, Breda, New Jersey Transit, and other rail suppliers for rail communications systems as well as audio products for commercial aircraft.

     In recent years, the segment has significantly expanded its customer base in international markets as well. The company's international projects include a contract with BAE Systems as part of the United Kingdom's upgrade of the NIMROD surveillance aircraft and several contracts with the Civil Aviation Authority of China for air traffic management systems. As a result of these and other developments, the segment's sales to these markets increased from 8% of net sales in fiscal 1992 to 34% of net sales in fiscal 2000.

Key Competitive Strengths

     The company believes that the following strengths will continue to enhance Telephonics' market position:

     Innovative Design and Engineering Capability. The company believes that its reputation for innovative product design and engineering capabilities, especially in the areas of communications and audio technologies, radio frequency (RF)
design, digital signal processing, networking systems, inverse synthetic aperture radar and analog, digital and mixed-signal integrated circuits manufactured in various technologies including CMOS, BiPolar and BiCMOS, has enhanced its ability to secure, retain and expand key contracts in its markets. Telephonics' technological prowess was recognized in 2000 by an industry group that identified it as a leader in the airborne synthetic aperture radar market. The company is capable of meeting a full range of customer requirements including product conceptual design, engineering, production and logistical support. As a result, the company has been successful in increasing its presence in both domestic and international markets and in applying its defense technologies in non-military markets.

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

Strategy

     The company intends to increase the market penetration of Electronic Information and Communication Systems' products in the defense and non-military government markets both domestically and internationally by leveraging its design and engineering capabilities. For example, during 2000 Telephonics was awarded a contract valued at over $21 million for the next generation of an integrated radio management system for the U.S. Air Force C-17A air transport. The company also expects substantial sales growth as it transitions from development to the production phase of the SH-60R helicopter program, which is now expected to occur in 2003.

     Due to increasing demand for broadband wireless data communications, Telephonics is focusing on product development in this area with a view toward creating significant Internet and telecommunications market opportunities. For example, the segment is developing equipment whose purpose is to substantially increase the speed, capacity and quality of service of existing wireless cellular networks and is developing steerable, broadband satellite tracking antennas for voice, data and video applications. TLSI, Telephonics' integrated circuit design subsidiary, also plans to expand its markets by leveraging its expertise to develop application specific standard integrated circuits targeted at the telecommunications, computer and computer peripherals industries.

Products

     The company manufactures specialized electronic products for a variety of applications. Electronic Information and Communication Systems' products include communication systems, radar systems, information and command and control systems, and mixed-signal application specific large scale integrated circuits used in defense, non-military government and commercial markets. The company also manufactures audio products for commercial aircraft, such as headsets, microphones and handsets.

     The company specializes in communication systems and products and is a leading manufacturer of aircraft intercommunication systems with products in digital and analog communication management, digital audio distribution and control, and communication systems integration. The company's communication products are used on the U.S. Navy's SH-60R multi-mission and CH-60 Utility helicopters, the United Kingdom's NIMROD surveillance aircraft, U.S. Air Force C-17 cargo transport, the

U.S. Air Force's Joint Surveillance and Target Acquisition Radar System (Joint-STARS), and AWACS. The company has expanded its communications expertise into the mass transit rail market and its communication systems have been selected for installation by several major mass transit authorities, including the New York City Transit Authority, Long Island Railroad, Southeastern Pennsylvania Transit Authority, Massachusetts Bay Transit Authority and California Transit Authority.

     The company's command and control systems include airborne maritime surveillance and commercial weather and search radar systems, air traffic management systems and landing systems. During 2000 Telephonics acquired a search and weather radar business from Honeywell, rounding out its radar product line. The company provides both the expertise and equipment for detecting and tracking targets in a maritime environment and flight path management systems for air traffic control applications. Its maritime radar systems, which are used in more than 20 countries, are fitted aboard helicopters, fixed-wing aircraft and aerostats for use at sea. The company's aerospace electronic systems include IFF systems used by the U.S. Air Force and NATO on the AWACS aircraft and microwave landing systems used by NASA and other customers for ground and ship based applications.

     The company also manufactures mixed-signal application specific large scale integrated circuits primarily for customers in the security, automotive and telecommunications industries. Security applications include smoke and motion detectors as well as intrusion alarm systems. Suppliers to the automotive industry feature the company's custom circuits in engine controllers, power window controllers, airbag sensors, fluid level sensors and rear window defoggers. In addition, the company's custom integrated circuits are important components in various computer peripheral devices.

Backlog

     The company's funded backlog for Electronic Information and Communication Systems was approximately $190 million on September 30, 2000, compared to $170 million on September 30, 1999.

Sales and Marketing

     Telephonics has approximately 15 technical business development personnel who act as the focal point for its marketing activities and approximately 30 sales representatives who introduce its products and systems to customers worldwide.


Research and Development

     A portion of this segment's product development activities are generally performed under government contracts. The segment also regularly updates its core technologies through internally funded research and development. The selection of these projects is based on available opportunities in the marketplace as well as input from the company's customers. These projects have usually represented an evolution of existing products rather than entirely new pursuits. The company's recent internally funded research and development activities are exemplified by the development of a next generation airborne radar system and an all digital interior communication management system. In order to create additional growth opportunities and enter new markets, Telephonics is undertaking a series of development initiatives related to broadband, wireless and integrated circuit operations (see "Strategy"). These development initiatives, which are estimated at approximately $5,000,000 for fiscal 2001 will impact the segment's near-term profitability.

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

RESEARCH AND DEVELOPMENT

     Research and development costs not recoverable under contractual arrangements are charged to expense as incurred. Research and development costs for all business segments were approximately $10,700,000 in 2000, $8,900,000 in 1999 and $7,700,000 in 1998.


OFFICERS OF THE REGISTRANT

                                   Served as             Positions and
Name                    Age      Officer Since              Offices
----                    ---      -------------           --------------
Harvey R. Blau          65            1983              Chairman of the
                                                        Board and Chief
                                                        Executive Officer

Robert Balemian         61            1976              President and Chief
                                                        Financial Officer

Patrick L. Alesia       52            1979              Vice President and
                                                        Treasurer

Edward I. Kramer        66            1997              Vice President,
                                                        Administration and
                                                        Secretary

ITEM 2 - PROPERTIES
         ----------

   The company occupies approximately 4,200,000 square feet of general office, factory and warehouse space and showrooms throughout the United States and in Germany. The following table sets forth certain information related to the company's major facilities:

                                                              Approximate     Owned
                                                                 Square        or
Location                Business Segment        Primary Use      Footage      Leased
--------                ----------------        -----------   -----------     ------
Jericho, NY         Corporate Headquarters     Office             10,000      Leased

Farmingdale, NY     Electronic Information     Manufacturing     167,000      Owned
                    and Communication          and research
                    Systems                    and develop-
                                               ment

Huntington, NY      Electronic Information     Manufacturing      89,000      Owned
                    and Communication
                    Systems

Cincinnati, OH      Garage Doors               Office             50,000      See below
                    Installation Services
                    Specialty Plastic Films

Cincinnati, OH      Garage Doors               Research and       52,000      See below
                    Specialty Plastic Films    development

Aschersleben,       Specialty Plastic Films    Manufacturing     395,000      Owned
Germany

Dombhl,             Specialty Plastic Films    Manufacturing     398,000      Owned
Germany

Augusta, KY         Specialty Plastic Films    Manufacturing     143,000      Owned

Nashville, TN       Specialty Plastic Films    Manufacturing     126,000      Leased

Russia, OH          Garage Doors               Manufacturing     274,000      Owned

Baldwin, WI         Garage Doors               Manufacturing     177,000      Leased

Nesbit, MS          Garage Doors               Manufacturing      70,000      Owned

Los Angeles, CA     Garage Doors               Garage door        40,000      Leased
                                               hardware man-
                                               ufacturing

Auburn, WA          Garage Doors               Manufacturing     123,000      Leased

Tempe, AZ           Garage Doors               Manufacturing     143,000      Leased
                    Installation Services      Warehousing

     The company also leases approximately 1,800,000 square feet of space for the Garage Doors distribution centers and Installation Services locations in numerous facilities throughout the United States.

     The company has aggregate minimum annual rental commitments under real estate leases of approximately $11.5 million. The majority of the leases have escalation clauses related to increases in real property taxes on the leased property and some for cost of living adjustments. Certain of the leases have renewal and purchase options. Clopay, the company's wholly owned subsidiary, is in the process of relocating its offices and a research and development facility. It is anticipated that these two locations, which are leased and presently aggregate 102,000 square feet, will be replaced in fiscal 2002 by newly constructed premises in the Cincinnati, OH area that will provide approximately 126,000 square feet under a long-term lease with an option to purchase. Annual rent expense for the new facility is expected to be approximately the same as for the locations being replaced. The plants and equipment of the company are believed to be in adequate condition and contain sufficient space for current and presently foreseeable needs.


ITEM 3  LEGAL PROCEEDINGS
        -----------------

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



ITEM 4  SUBMISSION OF MATTERS TO A
        VOTE OF SECURITY HOLDERS
        --------------------------

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

        FISCAL QUARTER ENDED               HIGH                   LOW
                                           ----                   ---
        December 31, 1998               $ 11 3/16               $ 7 5/8
        March 31, 1999                    10 7/8                  6 7/8
        June 30, 1999                      8 3/8                  6 7/16
        September 30, 1999                 8                      6 5/8
        December 31, 1999                  8 3/16                 6 3/4
        March 31, 2000                     8 1/2                  6 7/8
        June 30, 2000                      7 13/16                5 1/4
        September 30, 2000                 8 1/16                 5 5/8

     (b) As of November 1, 2000, there were approximately 14,500 recordholders of the company's Common Stock.

     (c) No dividends on Common Stock were declared or paid during the five years ended September 30, 2000.

ITEM 6 -  SELECTED FINANCIAL DATA
          -----------------------

                                                  YEARS ENDED SEPTEMBER 30,
                       ----------------------------------------------------------------------------
                             2000             1999           1998            1997            1996
                             ----             ----           ----            ----            ----
Net sales              $ 1,118,386,000   $1,032,697,000   $914,874,000   $770,227,000   $655,063,000
                       ===============   ==============   ============   ============   ============
Income before
  cumulative
  effect of a
  change in
  accounting
  principle            $    24,880,000   $   20,211,000   $ 29,321,000   $ 33,164,000   $ 28,067,000
                       ===============   ==============   ============   ============   ============

  Per share:
    Basic              $           .83   $          .67   $        .96   $       1.12   $        .93
                       ===============   ==============   ============   ============   ============
    Diluted            $           .82   $          .66   $        .94   $       1.06   $        .88
                       ===============   ==============   ============   ============   ============
Total assets           $   582,026,000   $  533,440,000   $487,938,000   $384,759,000   $311,169,000
                       ===============   ==============   ============   ============   ============
Long-term
  obligations          $   134,942,000   $  135,284,000   $112,829,000   $ 53,854,000   $ 32,458,000
                       ===============   ==============   ============   ============   ============

     Operating results for 1999 include a $3,500,000 pre-tax restructuring charge which had the effect of reducing earnings per share by $.07.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS
         ---------------------------------------

RESULTS OF OPERATIONS

Fiscal 2000 Compared to Fiscal 1999

        Net sales by business segment were as follows:

                                                         Percentage
                             2000               1999       Change
                             ----               ----     ----------
                                    (thousands)
Garage doors              $  431,213         $  447,713      (3.7%)
Installation services        268,398            240,669      11.5%
Specialty plastic films      262,075            197,474      32.7%
Electronic information
 and communication systems   186,592            177,091       5.4%
Intersegment revenues        (29,892)           (30,250)
                          ----------         ----------
                          $1,118,386         $1,032,697       8.3%
                          ==========         ==========

     Net sales of the garage doors segment decreased by $16.5 million compared to 1999. The decrease was principally due to unit volume decreases in sales of residential and commercial garage doors by approximately 6% and 15%, respectively, and the effect of the sale last year of a commercial product line that had net sales of approximately $7 million in the first half of 1999, offset in part by improved product mix.

     Net sales of the installation services segment increased by $27.7 million compared to 1999. The increase was principally due to the inclusion in fiscal 2000 operating results of a company which was acquired during the second quarter of fiscal 1999, internal growth from expanded product offerings and a business acquired in the latter part of the year, partly offset by the impact of softer housing markets.

     Net sales of the specialty plastic films segment increased $64.6 million compared to the prior year. Approximately $49.4 million of the increase was attributable to substantially higher unit sales volume at Finotech, the segment's European joint venture, partly offset by the effect of a stronger U.S. dollar compared to last year. The remainder of the increase is principally due to increased unit sales volume in the segment's domestic operations.

     Net sales of the electronic information and communication systems segment increased $9.5 million compared to last year due to increased sales on defense programs transitioning from development to production in the latter part of the year and by sales of an acquired search and weather radar business.

     Operating profit by business segment was as follows:

                                                           Percentage
                                 2000           1999         Change
                                 ----           ----       ----------
                                     (thousands)
Garage doors                    $17,002        $27,933        (39.1%)
Installation services             6,842          6,518          5.0%
Specialty plastic films          20,315            550      3,593.6%
Electronic information
 and communication systems       19,097         15,616         22.3%
                                -------        -------
                                $63,256        $50,617         25.0%
                                =======        =======

        Operating profit of the garage doors segment decreased by $10.9 million compared to last year. Increased profitability due to favorable product mix and manufacturing efficiencies was offset by the effect of the sales decrease, higher operating costs associated with establishing regional distribution centers, brand development and merchandising and service programs for the segment's retail distribution channel and the effect of competitive pricing. Also contributing to the decrease was an increased loss of approximately $3 million from a commercial door product line for which strategic alternatives are being explored. This product line had an operating loss in 2000 of approximately $5.7 million and it is anticipated that, pending resolution of this matter, the segment's near-term operating results will continue to be impacted.

        Operating profit of the installation services segment increased $.3 million versus the prior year due primarily to earnings of acquired businesses, partially offset by increased distribution and labor costs.

        Operating profit of the specialty plastic films segment increased $19.8 million. The majority of the increase was due to substantially higher unit sales volume of the segment's European joint venture and resultant manufacturing efficiencies, partly offset by the unfavorable impact of a stronger U.S. dollar compared to last year. The remainder of the increase was due to improved domestic operations from unit sales increases, including sales of new, higher margin products, partly offset by the effect of higher raw material costs.

        Operating profit of the electronic information and communication systems segment increased by $3.5 million compared to last year. The increase reflects improved profitability on certain programs that have transitioned from development to production and earnings of an acquired search and weather radar business, partly offset by increased research and development expenditures. This segment has begun an effort to penetrate markets for broadband, wireless and application specific standard integrated circuits. Increased research and development expenditures and an aggressive and extensive technology conversion program designed to capitalize on advanced technologies previously developed for defense applications are being implemented with the objective of creating significant incremental market opportunities for the segment. We anticipate that these development initiatives, which are estimated at approximately $5 million for fiscal 2001, will impact the unit's near-term profitability.

        Net interest expense increased by $3.7 million compared to last year due to higher levels of outstanding debt used to pay for acquisitions in 2000 and 1999.

Fiscal 1999 Compared to Fiscal 1998

        Net sales by business segment were as follows:

                                                              Percentage
                              1999               1998           Change
                              ----               ----           ------
                                   (thousands)
Garage doors              $  447,713           $444,007            .8%
Installation services        240,669            177,116          35.9%
Specialty plastic films      197,474            167,503          17.9%
Electronic information
 and communication systems   177,091            156,864          12.9%
Intersegment revenues        (30,250)           (30,616)
                          ----------           --------
                          $1,032,697           $914,874          12.9%
                          ==========           ========

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

        Net sales of the specialty plastic films segment increased $30.0 million compared to 1998. Net sales of a 1998 fourth quarter acquisition accounted for $21.7 million of the increase. The remainder of the increase was principally attributable to higher unit volume in the segment's 60%-owned joint venture, partially offset by price competition in the commodity end of the business.

        Net sales of the electronic information and communication systems segment increased $20.2 million compared to last year due to new programs and increased funding on existing programs in the segment's defense, international and transit markets.

        Operating profit by business segment was as follows:

                                                           Percentage
                                  1999          1998         Change
                                  ----          ----       ----------
                                     (thousands)
Garage doors                    $27,933        $32,107        (13.0%)
Installation services             6,518          4,611         41.4%
Specialty plastic films             550          7,446        (92.6%)
Electronic information
 and communication systems       15,616         13,665         14.3%
                                -------        -------
                                $50,617        $57,829        (12.5%)
                                =======        =======

        Operating profit of the garage doors segment decreased by $4.2 million compared to 1998. The decrease was principally due to competitive pricing pressures, expenses associated with new distribution centers, and through the first six months, capacity constraints and related manufacturing inefficiencies and the operating loss related to a divested commercial product line, partly offset by lower raw material costs and improved manufacturing efficiencies in the second half of the year.

        Operating profit of the installation services segment increased by $1.9 million primarily due to the earnings from an acquired company. The effect of remaining revenue growth was offset primarily by higher distribution and labor costs to support the business' continuing expansion.

        Operating profit of the specialty plastic films segment decreased by $6.8 million compared to 1998. Earnings of a late 1998 acquisition were offset by the effects of competitive pricing, increased raw material costs and manufacturing inefficiencies related to the ramp-up of the segment's joint venture operation.

        Operating profit of the electronic information and communication systems segment increased by $2.0 million compared to 1998 due to the effect of increased sales, partly offset by increased research and development expenditures.

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

        Net interest expense increased by $3.7 million compared to 1998 due to higher levels of outstanding debt from acquisitions in late 1998 and in 1999, from borrowings to finance new production lines for specialty plastic films' joint venture and from lower investable balances.

LIQUIDITY AND CAPITAL RESOURCES

        Cash flow provided by operations for 2000 was $29.2 million, and working capital was $191.7 million at September 30, 2000.

        During 2000 net cash used in investing activities was approximately $49.0 million. The company had capital expenditures of approximately $37.4 million, principally made in connection with increasing production capacity and with the purchase of a previously leased garage door manufacturing facility for approximately $4.5 million. Also, the electronic information and communication systems segment acquired a search and weather radar business for approximately $15 million, which was substantially financed under bank credit lines. During 2001 the company anticipates capital expenditures of approximately $25 to $30 million. A substantial portion of these anticipated expenditures are for additional capacity and improvements in the specialty plastic films segment and for garage doors' product development and expansion of operations in the western part of the country.

        Net cash provided by financing activities during 2000 was approximately $25.2 million. Borrowings under bank credit lines were used to finance acquisitions and capital expenditures. Also, during the year the company purchased approximately 681,000 shares of its Common Stock for approximately $4.6 million, and increased its stock buyback program from 1,500,000 shares to 3,000,000 shares. Additional purchases will be made from time-to-time, depending upon market conditions, at prices deemed appropriate by management.

        The company rents various real property and equipment through noncancellable operating leases. Related future minimum lease payments due in 2001 approximate $21 million and are expected to be funded through operating cash flows.

        Anticipated cash flows from operations, together with existing cash, bank lines of credit and lease line availability, should be adequate to finance presently anticipated working capital and capital expenditure requirements and to repay long-term debt as it matures.

CHANGE IN ACCOUNTING PRINCIPLE

        Effective October 1, 1999 the company adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position No. 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires that, at the date of adoption, costs of start-up activities previously capitalized be written-off as a cumulative effect of a change in accounting principle, and that after adoption, such costs are to be expensed as incurred.

        Consequently, in the first quarter of fiscal 2000, the company's 60%- owned joint venture wrote off costs that were previously capitalized in connection with the start-up of the venture and the implementation of additional production capacity. The cumulative effect of this change in accounting principle is $5,290,000 (net of $3,784,000 income tax effect). The minority interest's share of the net charge is $2,116,000 and is included as an offsetting credit in "Minority interest" in the Consolidated Statement of Income for the year ended September 30, 2000.

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

ITEM 8 -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

     The financial statements of the company and its subsidiaries and the report thereon of Arthur Andersen LLP, dated November 10, 2000 are included herein:

     --   Report of Independent Public Accountants.

     --   Consolidated Balance Sheets at September 30, 2000 and 1999.

     -- Consolidated Statements of Income, Cash Flows and Shareholders' Equity for the years ended September 30, 2000, 1999 and 1998.

     --   Notes to Consolidated Financial Statements.

Report of Independent Public Accountants



To Griffon Corporation:


We have audited the accompanying consolidated balance sheets of Griffon Corporation (a Delaware corporation) and subsidiaries as of September 30, 2000 and 1999 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2000. These financial statements and the schedule referred to below are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Griffon Corporation and subsidiaries as of September 30, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States.

As explained more fully in Note 1 to the consolidated financial statements, in fiscal 2000 the company changed its method of accounting for start-up costs to conform with Statement of Position 98-5.

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




                                                /s/ Arthur Andersen LLP





Roseland, New Jersey
November 10, 2000

                              GRIFFON CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                               September 30,
                                                            2000           1999
                                                        ------------   ------------
ASSETS
Current Assets:
Cash and cash equivalents                               $ 26,616,000   $ 21,242,000
Accounts receivable, less allowance
  for doubtful accounts of $9,494,000
  in 2000 and $8,068,000 in 1999 (Note 1)                144,259,000    123,008,000
Contract costs and recognized income
  not yet billed (Note 1)                                 77,513,000     65,527,000
Inventories (Note 1)                                      98,440,000     94,419,000
Prepaid expenses and other current assets                 18,891,000     22,832,000
                                                        ------------   ------------
  Total current assets                                   365,719,000    327,028,000
                                                        ------------   ------------
Property, Plant and Equipment, at cost, net
  of depreciation and amortization (Note 1)              142,944,000    134,882,000
                                                        ------------   ------------
Other Assets:
Costs in excess of fair value of net assets
  of businesses acquired, net (Note 1)                    62,463,000     51,315,000
Other                                                     10,900,000     20,215,000
                                                        ------------   ------------
                                                          73,363,000     71,530,000
                                                        ------------   ------------
                                                        $582,026,000   $533,440,000
                                                        ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Notes payable and current portion of long-term
  debt (Note 2)                                         $ 44,709,000   $ 17,836,000
Accounts payable                                          61,895,000     58,540,000
Accrued liabilities (Note 1)                              65,725,000     61,629,000
Federal income taxes (Note 1)                              1,727,000            ---
                                                        ------------   ------------
  Total current liabilities                              174,056,000    138,005,000
                                                        ------------   ------------
Long-Term Debt (Note 2)                                  125,916,000    127,652,000
                                                        ------------   ------------
Minority Interest and Other                               18,093,000     17,562,000
                                                        ------------   ------------
Commitments and Contingencies (Note 4)

Shareholders' Equity (Note 3):
Preferred stock, par value $.25 per share,
  authorized 3,000,000 shares, no shares issued                  ---            ---
Common stock, par value $.25 per share,
  authorized 85,000,000 shares, issued
  31,749,199 shares in 2000 and
  31,735,349 shares in 1999                                7,937,000      7,934,000
Capital in excess of par value                            42,167,000     41,232,000
Retained earnings                                        237,786,000    218,196,000
Treasury shares, at cost, 2,068,002
  common shares in 2000 and 1,387,402
  common shares in 1999                                  (19,133,000)   (14,548,000)
Accumulated other comprehensive income (Note 1)           (3,769,000)    (1,074,000)
Deferred compensation                                     (1,027,000)    (1,519,000)
                                                        ------------   ------------
  Total shareholders' equity                             263,961,000    250,221,000
                                                        ------------   ------------
                                                        $582,026,000   $533,440,000
                                                        ============   ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                              GRIFFON CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME

                                                               Years ended September 30,
                                                         2000             1999           1998
                                                    --------------   --------------   ------------
Net sales                                           $1,118,386,000   $1,032,697,000   $914,874,000
Cost of sales                                          833,404,000      783,505,000    685,230,000
                                                    --------------   --------------   ------------
                                                       284,982,000      249,192,000    229,644,000
Selling, general and administrative
  expenses                                             230,060,000      207,499,000    180,211,000
Restructuring charge (Note 1)                                  ---        3,500,000            ---
                                                    --------------   --------------   ------------
                                                        54,922,000       38,193,000     49,433,000
                                                    --------------   --------------   ------------
Other income (expense):
  Interest expense                                     (11,785,000)      (7,871,000)    (3,934,000)
  Interest income                                        1,092,000          864,000        627,000
  Other, net                                              (780,000)         895,000        416,000
                                                    --------------   --------------   ------------
                                                       (11,473,000)      (6,112,000)    (2,891,000)
                                                    --------------   --------------   ------------
Income before income taxes                              43,449,000       32,081,000     46,542,000
                                                    --------------   --------------   ------------
Provision for income taxes (Note 1)                     17,380,000       11,870,000     17,221,000
                                                    --------------   --------------   ------------
Income before minority interest and
  cumulative effect of a change in
  accounting principle                                  26,069,000       20,211,000     29,321,000

Minority interest                                       (1,189,000)             ---            ---
                                                    --------------   --------------   ------------

Income before cumulative effect of a
  change in accounting principle                        24,880,000       20,211,000     29,321,000

Cumulative effect of a change in
  accounting principle, net of income
  taxes (Note 1)                                        (5,290,000)             ---            ---
                                                    --------------   --------------   ------------

Net income                                          $   19,590,000   $   20,211,000   $ 29,321,000
                                                    ==============   ==============   ============

Basic earnings per share of common stock (Note 1):
  Income before cumulative effect of a
    change in accounting principle                            $.83             $.67           $.96
  Cumulative effect of a change in
    accounting principle                                      (.18)             ---            ---
                                                    --------------   --------------   ------------
                                                              $.65             $.67           $.96
                                                    ==============   ==============   ============
Diluted earnings per share of common stock (Note 1):
  Income before cumulative effect of a
    change in accounting principle                            $.82             $.66           $.94
  Cumulative effect of a change in
    accounting principle                                      (.17)             ---            ---
                                                    --------------   --------------   ------------
                                                              $.65             $.66           $.94
                                                    ==============   ==============   ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               GRIFFON CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             YEARS ENDED SEPTEMBER 30,
                                                         2000            1999            1998
                                                    --------------   --------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $ 19,590,000     $ 20,211,000   $ 29,321,000
                                                    --------------   --------------   ------------
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
  Depreciation and amortization                         23,703,000       23,013,000     16,255,000
  Minority interest                                      1,189,000              ---            ---
  Cumulative effect of a change in
    accounting principle                                 5,290,000              ---            ---
  Provision for losses on accounts receivable            3,276,000        2,780,000      1,907,000
  Deferred income taxes                                 (1,798,000)             ---     (1,039,000)
  Non-cash asset write-downs from restructuring                ---        2,150,000            ---
  Change in assets and liabilities:
    Increase in accounts receivable
      and contract costs and recognized
      income not yet billed                            (36,940,000)     (22,727,000)   (15,070,000)
    (Increase) decrease in inventories                  (1,045,000)       9,105,000    (14,058,000)
    Increase in prepaid expenses and
      other assets                                      (2,433,000)      (8,382,000)    (5,587,000)
    Increase (decrease) in accounts
      payable, accrued liabilities and
      Federal income taxes                              12,042,000      (12,854,000)     4,393,000
    Other changes, net                                   6,309,000        2,622,000      4,677,000
                                                    --------------   --------------   ------------
  Total adjustments                                      9,593,000       (4,293,000)    (8,522,000)
                                                    --------------   --------------   ------------
      Net cash provided by operating activities         29,183,000       15,918,000     20,799,000
                                                    --------------   --------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in marketable  securities                         ---              ---      1,379,000
Acquisition of property, plant and
   equipment                                           (37,366,000)     (27,697,000)   (48,002,000)
Proceeds from sale of product line                             ---        4,300,000            ---
Acquired businesses                                    (19,841,000)     (20,172,000)   (26,445,000)
(Increase) decrease in equipment lease deposits          3,917,000       (1,051,000)    (1,684,000)
Other, net                                               4,271,000           79,000      3,826,000
                                                    --------------   --------------   ------------
      Net cash used in investing activities            (49,019,000)     (44,541,000)   (70,926,000)
                                                    --------------   --------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares                             (4,585,000)        (725,000)    (5,580,000)
Proceeds from issuance of long-term debt                26,585,000       38,629,000     60,600,000
Payments of long-term debt                             (17,060,000)     (10,107,000)    (1,062,000)
Increase in short-term borrowings                       22,540,000        3,214,000         65,000
Other, net                                              (2,270,000)        (472,000)        16,000
                                                    --------------   --------------   ------------
      Net cash provided by financing activities         25,210,000       30,539,000     54,039,000
                                                    --------------   --------------   ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                5,374,000        1,916,000      3,912,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          21,242,000       19,326,000     15,414,000
                                                    --------------   --------------   ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR              $ 26,616,000     $ 21,242,000   $ 19,326,000
                                                    ==============   ==============   ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               GRIFFON CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)

For the Years Ended September 30, 2000, 1999 and 1998

                                                    CAPITAL                                ACCUMULATED
                                                      IN                                      OTHER
                                   COMMON STOCK     EXCESS OF  RETAINED    TREASURY SHARES COMPREHENSIVE   DEFERRED   COMPREHENSIVE
                                SHARES   PAR VALUE  PAR VALUE  EARNINGS   SHARES     COST     INCOME     COMPENSATION    INCOME
                              ---------- ---------  ---------  --------   -------  -------  ------------ ------------ -------------
Balances, September 30, 1997  31,278,830   $7,820   $34,564    $168,664   603,700  $ 6,622   $    ---       $2,621

Net income                           ---      ---       ---      29,321       ---      ---        ---          ---      $ 29,321
Amortization of deferred                                                                                                ========
  compensation                       ---      ---       ---         ---       ---      ---        ---         (668)
Purchase of treasury shares          ---      ---       ---         ---   562,700    5,580        ---          ---
Exercise of stock options        426,786      107     4,427         ---       ---      ---        ---          ---
Retirement of treasury shares     (5,717)      (2)      (96)        ---    (5,717)     (98)       ---          ---
Other                              6,463        2     1,158         ---   126,319    1,719        ---          100
                              ----------   ------   -------    -------- ---------  -------   --------       ------
Balances, September 30, 1998  31,706,362    7,927    40,053     197,985 1,287,002   13,823        ---        2,053

Foreign currency translation
   adjustment                        ---      ---       ---         ---       ---      ---       (631)         ---      $   (631)
Minimum pension liability
   adjustment                        ---      ---       ---         ---       ---      ---       (443)         ---          (443)
Net income                           ---      ---       ---      20,211       ---      ---        ---          ---        20,211
                                                                                                                        --------
   Comprehensive income (Note 1)     ---      ---       ---         ---       ---      ---        ---          ---      $ 19,137
                                                                                                                        ========
Amortization of deferred
  compensation                       ---      ---       ---         ---       ---      ---        ---         (634)
Purchase of treasury shares          ---      ---       ---         ---   100,400      725        ---          ---
Exercise of stock options         19,400        5       156         ---       ---      ---        ---          ---
Other                              9,587        2     1,023         ---       ---      ---        ---          100
                              ----------   ------   -------    -------- ---------  -------   --------       ------
Balances, September 30, 1999  31,735,349    7,934    41,232     218,196 1,387,402   14,548     (1,074)       1,519

Foreign currency translation
   adjustment                        ---      ---       ---         ---       ---      ---     (2,582)         ---      $ (2,582)
Minimum pension liability
   adjustment                        ---      ---       ---         ---       ---      ---       (113)         ---          (113)
Net income                           ---      ---       ---      19,590       ---      ---        ---          ---        19,590
                                                                                                                        --------
   Comprehensive income (Note 1)     ---      ---       ---         ---       ---      ---        ---          ---      $ 16,895
Amortization of deferred                                                                                                ========
  compensation                       ---      ---       ---         ---       ---      ---        ---         (592)
Purchase of treasury shares          ---      ---       ---         ---   680,600    4,585        ---          ---
Other                             13,850        3       935         ---       ---      ---        ---          100
                              ----------   ------   -------    -------- ---------  -------   --------       ------
Balances, September 30, 2000  31,749,199   $7,937   $42,167    $237,786 2,068,002  $19,133   $ (3,769)      $1,027
                              ==========   ======   =======    ======== =========  =======   ========       ======

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

Cash flows, investments and credit risks

     The company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. Cash payments for interest were approximately $11,853,000, $9,141,000 and $5,353,000 in 2000,
1999 and 1998, respectively.

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

     The components of accumulated other comprehensive income at September 30, 2000 were a foreign currency translation adjustment of $3,213,000 and a minimum pension liability adjustment of $556,000.

Foreign currency

     The financial statements of foreign subsidiaries were prepared in their respective local currencies and translated into U.S. Dollars based on the current exchange rate at the end of the period for the balance sheet and average exchange rates for results of operations.

Revenue recognition

     Sales are generally recorded as products are shipped and title has passed to customers.

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

Inventories

     Inventories, stated at the lower of cost (first-in, first-out or average) or market, include material, labor and manufacturing overhead costs and are comprised of the following:

                                                        September 30,
                                                     2000           1999
                                                 -----------    -----------
Finished goods                                   $58,390,000    $51,157,000
Work in process                                   20,842,000     23,405,000
Raw materials and supplies                        19,208,000     19,857,000
                                                 -----------    -----------
                                                 $98,440,000    $94,419,000
                                                 ===========    ===========

     Property, plant and equipment

     Depreciation of property, plant and equipment is provided primarily on a straight-line basis over the estimated useful lives of the assets.

     Leasehold improvements are amortized over the life of the lease or life of the improvement, whichever is shorter.

     Property, plant and equipment consists of the following:

                                                       September 30,
                                                    2000           1999
                                                ------------   ------------
Land, buildings and building
improvements                                    $ 43,648,000   $ 37,384,000
Machinery and equipment                          175,829,000    157,122,000
Leasehold improvements                            11,000,000     12,528,000
                                                ------------   ------------
                                                 230,477,000    207,034,000
Less-Accumulated depreciation and
  amortization                                    87,533,000     72,152,000
                                                ------------   ------------
                                                $142,944,000   $134,882,000
                                                ============   ============

Acquisitions and costs in excess of fair value of net assets of businesses acquired ("Goodwill")

     In fiscal 2000 the company acquired a search and weather radar business for approximately $15,000,000 and an operation which installs residential garage doors and fireplaces for approximately $2,500,000.

     In February 1999 the company acquired an operation with annual sales of approximately $50,000,000 that sells and installs a range of specialty products to the residential construction market. The purchase price was approximately $20,000,000.

     In July 1998 the company  acquired  Bohme  Verpackungsfolien  GmbH & Co., a
German plastic packaging manufacturer with annual sales of approximately $35,000,000. The purchase price was approximately $28,000,000.

     The above acquisitions, substantially financed by bank borrowings, have been accounted for as purchases and resulted in an increase in goodwill of $13,977,000 in 2000 and $14,486,000 in 1999. Goodwill is being amortized on a straight-line basis over a period of twenty to forty years. At September 30, 2000 and 1999, accumulated amortization of goodwill was $11,413,000 and $9,208,000, respectively. The operating results of acquired businesses have been included in the consolidated statements of income since the dates of acquisition.

Income taxes

     The provision for income taxes is comprised of the following:

                                             2000          1999         1998
                                         -----------   -----------   -----------
Current                                  $19,178,000   $11,870,000   $18,260,000
Deferred                                  (1,798,000)          ---    (1,039,000)
                                         -----------   -----------   -----------
                                         $17,380,000   $11,870,000   $17,221,000
                                         ===========   ===========   ===========

                                             2000          1999         1998
                                         -----------   -----------   -----------
Federal                                  $ 8,585,000   $ 9,632,000   $13,194,000
Foreign                                    6,610,000       191,000     1,260,000
State and local                            2,185,000     2,047,000     2,767,000
                                         -----------   -----------   -----------
                                         $17,380,000   $11,870,000   $17,221,000
                                         ===========   ===========   ===========

     The components of income before income taxes are as follows:

                                             2000          1999         1998
                                         -----------   -----------   -----------
Domestic                                 $27,764,000   $31,646,000   $43,519,000
Foreign                                   15,685,000       435,000     3,023,000
                                         -----------   -----------   -----------
                                         $43,449,000   $32,081,000   $46,542,000
                                         ===========   ===========   ===========

     The deferred taxes result primarily from differences in the reporting of depreciation, the allowance for doubtful accounts and other nondeductible accruals.

     Cash  payments  for  income  taxes  were   $10,295,000,   $16,938,000   and
$19,670,000 in 2000, 1999 and 1998, respectively.

     The following table indicates the significant elements contributing to the difference between the U.S. Federal statutory tax rate and the company's effective tax rate:

                                2000                 1999               1998
                                ----                 ----               ----
U.S. Federal statutory
  tax rate                      35.0%                35.0%              35.0%
State and foreign
  income taxes                   5.7                  4.4                5.6
Other                            (.7)                (2.4)              (3.6)
                                ----                 ----               ----
Effective tax rate              40.0%                37.0%              37.0%
                                ====                 ====               ====

Research and development costs

     Research and development costs not recoverable under contractual arrangements are charged to expense as incurred. Approximately $10,700,000, $8,900,000 and $7,700,000 in 2000, 1999 and 1998, respectively, was incurred on such research and development.

Accrued liabilities

     At September 30, 2000 and 1999, accrued liabilities included $20,532,000 and $16,434,000, respectively, for payroll and other employee benefits.


Earnings per share (EPS)

     Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of Common Stock outstanding during the period. The weighted average number of shares of Common Stock used in determining basic EPS was 30,072,000 in 2000, 30,374,000 in 1999 and 30,553,000
in 1998.

     Diluted  EPS  is  calculated  by  dividing   income   available  to  common
shareholders by the weighted average number of shares of Common Stock outstanding plus additional common shares that could be issued in connection with potentially dilutive securities. The weighted average number of shares of Common Stock used in determining diluted EPS was 30,244,000 in 2000, 30,551,000 in 1999 and 31,316,000 in 1998 and reflects additional shares in connection with stock option and other stock-based compensation plans.

     Options to purchase approximately 4,170,000, 3,088,000 and 1,000,000 shares were not included in the computation of diluted earnings per share for the years 2000, 1999 and 1998, respectively, because the effects would be anti-dilutive.

Start-up costs

     Effective October 1, 1999 the company adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position No. 98-5 (SOP 98- 5), "Reporting on the Costs of Start-up Activities." SOP 98-5 requires that, at the date of adoption, costs of start-up activities previously capitalized be written-off as a cumulative effect of a change in accounting principle, and that after adoption, such costs are to be expensed as incurred.

     Consequently, in the first quarter of fiscal 2000, the company's 60%-owned joint venture wrote off costs that were previously capitalized in connection with the start-up of the venture and the implementation of additional production capacity. The cumulative effect of this change in accounting principle is $5,290,000 (net of $3,784,000 income tax effect). The minority interest's share of the net charge is $2,116,000 and is included as an offsetting credit in "Minority interest" in the Consolidated Statement of Income for the year ended September 30, 2000.

Restructuring charge and sale of product line

     In March 1999 the company recorded a restructuring charge aggregating $3,500,000 in connection with the closing of a garage door manufacturing facility in order to streamline operations and improve efficiency. The charge consists of the following:

        Non-cash asset write-downs                  $2,150,000
        Employee severance and related benefits        900,000
        Lease and related costs                        450,000
                                                    ----------
                                                    $3,500,000
                                                    ==========

     Since the last half of 1998 and continuing into 1999 the company has consolidated or closed several garage door manufacturing or distribution facilities. Also, in March 1999 the company completed the sale, at approximately book value, of a peripheral product line, which was operating at a loss. As a result of these actions, facilities employed in the garage door operation were reduced by approximately 400,000 square feet and the workforce was reduced by 244 employees, including approximately 100,000 square feet and 100 manufacturing employees in connection with the March 1999 plant closure. The cash expenditures included in the restructuring charge were paid as of September 30, 2000.

2.  NOTES PAYABLE AND LONG-TERM DEBT:

     The company has unsecured short-term lines of credit aggregating $55,000,000. Borrowings under these lines bear interest at rates based upon LIBOR or at the prime rate. At September 30, 2000, $28,540,000 was outstanding under these lines, and the weighted average interest rate was 8.3%.

     The company has a $120,000,000 revolving credit facility available through 2002, after which outstanding borrowings may be converted into a four-year term loan. Borrowings bear interest at rates (8.3% as of September 30, 2000) based upon LIBOR or at the prime rate and are secured by the capital stock of certain of the company's subsidiaries. As of September 30, 2000 $92,000,000 was outstanding under this agreement.

     In April 1998 the company's German joint venture entered into a credit agreement with a bank to finance new production lines. Borrowings under the agreement are payable in installments through 2001, and bear interest at rates (4.9% as of September 30, 2000) based upon LIBOR. As of September 30, 2000 approximately $11,118,000 was outstanding under this agreement.

     In connection with an acquisition in July 1998 (see Note 1), a subsidiary of the company entered into a credit agreement with a bank for borrowings of approximately $20,000,000, payable in installments through 2005. Outstanding borrowings under the agreement bear interest at rates (6.0% as of September 30, 2000) based upon LIBOR. As of September 30, 2000 approximately $11,593,000 was outstanding under this agreement.

     The balance of the company's long-term debt outstanding at September 30, 2000 relates primarily to real estate mortgages and industrial revenue bond financing, with interest rates ranging from 4.4% to 10.8% and maturities through 2014.

     The following are the maturities of long-term debt outstanding at September 30, 2000 for each of the succeeding five years:

                        2001                    $16,169,000
                        2002                     12,699,000
                        2003                     20,461,000
                        2004                     27,105,000
                        2005                     26,173,000

3.  SHAREHOLDERS' EQUITY:

     The company has stock option plans under which options for an aggregate of 6,250,000 shares of Common Stock may be granted. As of September 30, 2000 options for 656,250 shares remain available for future grants. The plans provide for the granting of options at an exercise price of not less than 100% of the fair market value per share at date of grant. Options generally expire ten years after date of grant and become exercisable in installments as determined by the Board of Directors. Transactions under the plans are as follows:

                                          NUMBER      WEIGHTED AVERAGE
                                        OF OPTIONS     EXERCISE PRICE
                                        ----------    ----------------
Outstanding at September 30,
  1997                                  3,300,036          $ 8.74
Granted                                 2,061,500          $13.35
Exercised                                (426,786)         $ 4.06
Terminated                                (43,250)         $13.10
                                        ---------

Outstanding at September 30,
  1998                                  4,891,500          $11.05
Granted                                 1,127,500          $ 8.38
Exercised                                 (19,400)         $ 8.29
Terminated                               (815,100)         $ 7.97
                                        ---------

Outstanding at September 30,
  1999                                  5,184,500          $10.97
Granted                                   690,000          $ 7.12
Terminated                               (192,250)         $10.09
                                        ---------
Outstanding at September 30,
  2000                                  5,682,250          $10.53
                                        =========

     At September 30, 2000 option groups outstanding and exercisable are as follows:

                                     Outstanding Options
                         ----------------------------------------------
                                           Weighted            Weighted
                                            Average            Average
       Range of          Number of         Remaining           Exercise
    Exercise Prices       Options             Life               Price
   -----------------     ---------         ---------           --------
   $10.875 to $15.75     2,722,500         7.3 years            $13.25
   $ 6.00 to  $10.00     2,959,750         6.8                    8.02

                                      Exercisable Options
                         ----------------------------------------------
                                                               Weighted
                                                                Average
       Range of          Number of                             Exercise
    Exercise Prices       Options                                Price
  -----------------      ---------                             --------
  $10.875 to $15.75      2,685,000                               $13.29
  $ 6.625 to $10.00      1,888,625                                 8.34

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", permits an entity to continue to account for employee stock-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees", or adopt a fair value based method of accounting for such compensation. The company has elected to continue to account for stock-based compensation under Opinion No. 25. Accordingly, no compensation expense has been recognized in connection with options granted. Had compensation expense for options granted been determined based on the fair value at the date of grant in accordance with Statement No. 123, the company's net income and earnings per share would have been as follows:

                              2000          1999          1998
                           -----------   -----------   -----------
Net income
  As reported              $19,590,000   $20,211,000   $29,321,000
Pro forma                   16,214,000    15,071,000    24,902,000

Earnings per share
 As reported -
  Basic                           $.65          $.67          $.96
  Diluted                          .65           .66           .94

 Pro forma -
  Basic                           $.54          $.50          $.82
  Diluted                          .54           .49           .80

     The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of options granted in fiscal 2000, 1999 and 1998 were $3.36, $3.89 and $6.52, respectively, based upon the following weighted average assumptions: expected volatility (.324 in 2000, .321 in 1999 and .350 in 1998), risk-free interest rate (6.24% in 2000, 5.67% in 1999 and 5.67% in 1998), expected life (7 years in
2000, 1999 and 1998), and expected dividend yield (0% in 2000, 1999 and 1998).

     The company has an Outside Director Stock Award Plan (the "Outside Director Plan"), which was approved by the shareholders in 1994, under which 300,000 shares may be issued to non-employee directors. Annually, each eligible director is awarded shares of the company's Common Stock having a value of $10,000 which vests over a three-year period. For shares issued under the Outside Director Plan, the fair market value of the shares at the date of issuance is amortized to compensation expense over the vesting period. The related deferred compensation has been reflected as a reduction of shareholders' equity. In 2000, 1999 and 1998, 13,850, 9,710 and 6,660 shares, respectively, were issued under the Outside Director Plan.

     As of September 30, 2000, a total of approximately 7,067,000 shares of the company's authorized Common Stock were reserved for issuance primarily in connection with stock option plans.

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

     Future minimum payments under noncancellable operating leases consisted of the following at September 30, 2000:

                        2001            $20,945,000
                        2002             16,533,000
                        2003             12,627,000
                        2004              9,958,000
                        2005              7,404,000
                    Later years           6,584,000

     Rent  expense  for  all  operating  leases,   net  of  subleases,   totaled
approximately  $29,900,000,  $27,400,000 and $24,500,000 in 2000, 1999 and 1998,
respectively.

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

5.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

     Quarterly results of operations for the years ended September 30, 2000 and 1999 are as follows:

                                             QUARTERS ENDED
                        ---------------------------------------------------------
                         SEPTEMBER 30,   JUNE 30,      MARCH 31,     DECEMBER 31,
                             2000          2000          2000           1999
                        ------------   ------------   ------------   ------------
Net sales               $300,017,000   $278,719,000   $258,889,000   $280,761,000
Gross profit              78,301,000     71,380,000     63,449,000     71,852,000
Net income                 7,597,000      6,248,000      1,303,000      4,442,000
Earnings per
  share of common
  stock:
   Basic                        $.25           $.21           $.04           $.15
   Diluted                      $.25           $.21           $.04           $.15

                                             QUARTERS ENDED
                        ---------------------------------------------------------
                         SEPTEMBER 30,   JUNE 30,      MARCH 31,     DECEMBER 31,
                            1999          1999           1999            1998
                        ------------   ------------   ------------   ------------
Net sales               $275,367,000   $262,413,000   $236,360,000   $258,557,000
Gross profit              72,273,000     64,468,000     50,325,000     62,126,000
Net income (loss)          9,703,000      5,817,000     (2,461,000)     7,152,000
Earnings (loss) per
 share of common
 stock:
   Basic                        $.32           $.19          $(.08)          $.24
   Diluted                      $.32           $.19          $(.08)          $.23

     Earnings per share are computed independently for each of the quarters presented, on the basis described in Note 1. The sum of the quarters may not be equal to the full year earnings per share amounts. Net income for the quarter ended December 31, 1999 includes a charge of $5,290,000 for the cumulative effect of a change in accounting principle (see Note 1). Net loss for the quarter ended March 31, 1999 includes a $3,500,000 pre-tax restructuring charge (see Note 1).

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


Information on the company's business segments is as follows:

                                                          Electronic
                                                          Information
                                                              and         Specialty
                              Garage      Installation   Communication     Plastic
                               Doors        Services         Systems        Films          Totals
                            ------------  ------------   -------------   ----------     --------------
Revenues from external
 customers -
2000                        $401,787,000   $267,932,000   $186,592,000   $262,075,000   $1,118,386,000
1999                         418,395,000    239,737,000    177,091,000    197,474,000    1,032,697,000
1998                         414,588,000    175,919,000    156,864,000    167,503,000      914,874,000
Intersegment revenues -
2000                        $ 29,426,000   $    466,000   $        ---   $        ---   $   29,892,000
1999                          29,318,000        932,000            ---            ---       30,250,000
1998                          29,419,000      1,197,000            ---            ---       30,616,000
Segment profit -
2000                        $ 17,002,000   $  6,842,000   $ 19,097,000   $ 20,315,000   $   63,256,000
1999                          27,933,000      6,518,000     15,616,000        550,000       50,617,000
1998                          32,107,000      4,611,000     13,665,000      7,446,000       57,829,000
Segment assets -
2000                        $171,861,000   $ 92,282,000   $164,602,000   $113,320,000   $  542,065,000
1999                         158,747,000     89,231,000    124,766,000    124,760,000      497,504,000
1998                         159,864,000     62,488,000    111,033,000    127,736,000      461,121,000
Segment capital
 expenditures -
2000                        $ 16,937,000   $    730,000   $  3,266,000   $ 16,298,000   $   37,231,000
1999                          15,804,000        797,000      2,728,000      8,254,000       27,583,000
1998                          13,501,000      1,773,000      3,889,000     28,765,000       47,928,000
Depreciation and
 amortization expense -
2000                        $  7,338,000   $  2,293,000   $  3,579,000   $  9,978,000   $   23,188,000
1999                           6,562,000      1,884,000      3,047,000     11,000,000       22,493,000
1998                           6,170,000      1,407,000      2,698,000      5,466,000       15,741,000

Following are reconciliations of segment profit,  assets,  capital  expenditures
and  depreciation   and   amortization   expense  to  amounts  reported  in  the
consolidated financial statements:

                                                     2000           1999          1998
                                                ------------   ------------   ------------
Profit -
Profit for all segments                         $ 63,256,000   $ 50,617,000   $ 57,829,000
Unallocated amounts                               (9,114,000)    (8,029,000)    (7,980,000)
Restructuring charge (Note 1)                            ---     (3,500,000)           ---
Interest expense, net                            (10,693,000)    (7,007,000)    (3,307,000)
                                                ------------   ------------   ------------

   Income before income taxes                   $ 43,449,000   $ 32,081,000   $ 46,542,000
                                                ============   ============   ============
Assets -
Total for all segments                          $542,065,000   $497,504,000   $461,121,000
Unallocated amounts                               42,589,000     38,219,000     33,639,000
Intersegment eliminations                         (2,628,000)    (2,283,000)    (6,822,000)
                                                ------------   ------------   ------------
   Total consolidated assets                    $582,026,000   $533,440,000   $487,938,000
                                                ============   ============   ============
Capital expenditures -
Total for all segments                          $ 37,231,000   $ 27,583,000   $ 47,928,000
Unallocated amounts                                  135,000        114,000         74,000
                                                ------------   ------------   ------------
   Total consolidated capital expenditures      $ 37,366,000   $ 27,697,000   $ 48,002,000
                                                ============   ============   ============
Depreciation and amortization expense -
Total for all segments                          $ 23,188,000   $ 22,493,000   $ 15,741,000
Unallocated amounts                                  515,000        520,000        514,000
                                                ------------   ------------   ------------
   Total consolidated depreciation
    and amortization                            $ 23,703,000   $ 23,013,000   $ 16,255,000
                                                ============   ============   ============

Revenues, based on the customers' locations, and property, plant and equipment attributed to the United States and all other countries are as follows:

                                                     2000            1999            1998
                                                -------------- ----------------  ------------
Revenues by geographic
 area -
United States                                   $  879,729,000   $  834,057,000  $760,009,000
Germany                                             72,266,000       64,666,000    37,865,000
United Kingdom                                      41,487,000       44,697,000    37,756,000
All other countries                                124,904,000       89,277,000    79,244,000
                                                --------------   --------------   -----------
  Consolidated net sales                        $1,118,386,000   $1,032,697,000   $914,874,00
                                                ==============   ==============   ===========
Property, plant and
 equipment by geographic area -
United States                                   $  107,266,000   $   90,874,000   $ 79,979,000
Germany                                             35,678,000       44,008,000     52,235,000
                                                --------------   --------------   ------------
  Consolidated property, plant and equipment    $  142,944,000   $  134,882,000   $132,214,000
                                                ==============   ==============   ============

     Sales  to  a  customer  of  the   specialty   plastic  films  segment  were
approximately  $182,000,000  in 2000,  $115,000,000  in 1999 and  $96,000,000 in
1998. Sales to the United States Government and its agencies, either as a prime contractor or subcontractor, aggregated approximately $91,000,000 in 2000, $86,000,000 in 1999 and $79,000,000 in 1998, all of which are included in the electronic information and communication systems segment. Unallocated amounts include general corporate expenses and assets, which consist mainly of cash, investments, and other assets not attributable to any reportable segment.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
        ---------------------------------------------------------------

                                    PART III
                                    --------

     The information required by Part III is incorporated by reference to the company's definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in February, 2001, to be filed with the Securities and Exchange Commission within 120 days following the end of the company's fiscal year ended September 30, 2000. Information relating to the officers of the Registrant appears under Item 1 of this report.

                                     PART IV
                                     -------

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K
          ----------------------------------------

   The following consolidated financial statements of Griffon Corporation and subsidiaries are included in Item 8:

                                                                       Page
                                                                       ----
  (a) 1. Financial Statements
         --------------------

        Consolidated Balance Sheets at September 30,
           2000 and 1999...........................................     26

        Consolidated Statements of Income for the Years
           Ended September 30, 2000, 1999 and 1998.................     27

        Consolidated Statements of Cash Flows for the
           Years Ended September 30, 2000, 1999 and 1998...........     28

        Consolidated Statements of Shareholders' Equity
           for the Years Ended September 30, 2000, 1999
           and 1998................................................     29

        Notes to Consolidated Financial Statements.................     30

                                                                       Page
                                                                       ----
(a) 2. Schedule
       --------

     II  Valuation and Qualifying Accounts.......................       S-1

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

(c)  Exhibits:
     --------

Exhibit No.

3.1 Restated Certificate of Incorporation (Exhibit 3.1 of Annual Report on Form 10-K for the year ended September 30, 1995)

3.2 By-laws as amended (Exhibit 3 of Current Report on Form 8-K dated November 8, 1994)

4.1 Rights Agreement dated as of May 9, 1996 between the Registrant and American Stock Transfer Company (Exhibit 1.1 of Current Report on Form 8-K dated May 9, 1996)

4.2 Loan Agreement dated as of August 31, 1999 between the Registrant and lending institutions (Exhibit 4.2 of Annual Report on Form 10-K for the year ended September 30, 1999)

10.1 Employment Agreement dated as of October 1, 1998 between the Registrant and Harvey R. Blau (Exhibit 10.1 of Current Report on Form 8-K dated November 5, 1998)

10.2 Employment Agreement dated as of October 1, 1998 between the Registrant and Robert Balemian (Exhibit 10.2 of Current Report on Form 8-K dated November 5, 1998)

10.3 Form of Trust Agreement between the Registrant and U.S. Trust Company of California, N.A., as Trustee, relating to the company's Employee Stock Ownership Plan (Exhibit 10.3 of Annual Report on Form 10-K for the year ended September 30, 1994)

10.4 1992 Non-Qualified Stock Option Plan (Exhibit 10.10 of Annual Report on Form 10-K for the year ended September 30, 1993)

10.5 Non-Qualified Stock Option Plan (Exhibit 10.12 of Annual Report on Form 10-K for the year ended September 30, 1998)

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

10.8 1995 Stock Option Plan (Exhibit 4 of Form S-8 Registration Statement No. 33-57683)

10.9 1997 Stock Option Plan (Exhibit 4.2 of Form S-8 Registration Statement No. 333-21503)

10.10 1998 Stock Option Plan (Exhibit 4.1 of Form S-8 Registration Statement No. 333-62319)

10.11 Senior Management Incentive Compensation Plan (Exhibit 4.2 of Form S-8 Registration Statement No. 333-62319)

10.12 1998 Employee and Director Stock Option Plan, as amended (Exhibit 4.3 of Form S-8 Registration Statement No. 333-62319 and Exhibit 4.1 of Form S-8 Registration Statement No. 333-84409)

21 The following lists the company's significant subsidiaries all of which are wholly-owned by the company. The names of certain subsidiaries which do not, when considered in the aggregate, constitute a significant subsid-iary, have been omitted.

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

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of December, 2000.

                               GRIFFON CORPORATION

                               By: /s/ Harvey R. Blau
                                   ------------------
                                   Harvey R. Blau, Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 20, 2000 by the following persons in the capacities indicated:


/s/ Harvey R. Blau                Chairman of the Board
Harvey R. Blau                    (Chief Executive Officer)

/s/ Robert Balemian               President and Director
Robert Balemian                   (Chief Operating and Financial Officer)

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

/s/ Martin S. Sussman             Director
Martin S. Sussman

/s/ William H. Waldorf            Director
William H. Waldorf

/s/ Joseph J. Whalen              Director
Joseph J. Whalen

/s/ Lester L. Wolff               Director
Lester L. Wolff

                                                                     SCHEDULE II

                      GRIFFON CORPORATION AND SUBSIDIARIES



                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS



             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

                                                                  Additions                       Deductions
                                                        ----------------------------         --------------------
                                         Balance at     Charged to                           Accounts                  Balance at
                                         Beginning      Profit and                           Written                       End
           Description                   of Period         Loss             Other              Off          Other       of Period
--------------------------------------   ---------      ----------        ----------         --------       -----      ----------
FOR THE YEAR ENDED SEPTEMBER 30, 2000:
  Allowance for doubtful accounts       $  8,068,000    $  3,276,000      $   765,000(l)   $  2,615,000   $       ---   $  9,494,000
                                        ============    ============      ===========      ============   ===========   ============
FOR THE YEAR ENDED SEPTEMBER 30, 1999:
  Allowance for doubtful accounts       $  7,476,000    $  2,780,000      $   154,000      $  2,342,000   $       ---   $  8,068,000
                                        ============    ============      ===========      ============   ===========   ============
FOR THE YEAR ENDED SEPTEMBER 30, 1998:
  Allowance for doubtful accounts       $  6,627,000    $  1,907,000      $   243,000      $  1,301,000   $       ---   $  7,476,000
                                        ============    ============      ===========      ============   ===========   ============

(1) Includes acquired businesses and other