Form 10-Q
period 2000-12-31
GRIFFON CORP
filed 2001-02-09
CIK 50725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

                                       OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from           to
                                -------     -------

Commission File Number:  1-6620

                               GRIFFON CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                   11-1893410
-------------------------------                   ----------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

100 JERICHO QUADRANGLE, JERICHO, NEW YORK                11753
-----------------------------------------                -----
(Address of principal executive offices)              (Zip Code)

                                 (516) 938-5544
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                        X   Yes            No
                                       ---             ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 29,681,197 shares of Common Stock as of January 31, 2001.

                                   FORM 10-Q
                                   ---------
                                    CONTENTS
                                    --------
                                                                            PAGE
                                                                            ----
 PART I - FINANCIAL INFORMATION (Unaudited)
          ---------------------
          Condensed Consolidated Balance Sheets at December 31, 2000
          and September 30, 2000........................................    1

          Condensed Consolidated Statements of Income for the Three
          Months Ended December 31, 2000 and 1999 ......................    3

          Condensed Consolidated Statements of Cash Flows for the
          Three Months Ended December 31, 2000 and 1999 ................    4

          Notes to Condensed Consolidated Financial Statements..........    5

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................    8

          Quantitative and Qualitative Disclosure about Market Risk.....    9

PART II - OTHER INFORMATION
          -----------------
          Item 1: Legal Proceedings ....................................   10

          Item 2: Changes in Securities ................................   10

          Item 3: Defaults upon Senior Securities ......................   10

          Item 4: Submission of Matters to a Vote of Security Holders...   10

          Item 5: Other Information ....................................   10

          Item 6: Exhibits and Reports on Form 8-K .....................   10

          Signature ....................................................   11

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                        December 31,   September 30,
                                                            2000            2000
                                                        ------------   -------------
                                                        (Unaudited)       (Note 1)
ASSETS
------
  CURRENT ASSETS:

    Cash and cash equivalents                           $ 37,126,000   $ 26,616,000

    Accounts receivable, less allowance for
      doubtful accounts                                  140,737,000    144,259,000

    Contract costs and recognized income not
      yet billed                                          73,794,000     77,513,000

    Inventories (Note 2)                                  95,380,000     98,440,000

    Prepaid expenses and other current assets             18,837,000     18,891,000
                                                        ------------   ------------

       Total current assets                              365,874,000    365,719,000

  PROPERTY,  PLANT AND  EQUIPMENT
    at cost,  less  accumulated  depreciation
    and amortization of $93,156,000 at
    December 31, 2000 and $87,533,000 at
    September 30, 2000                                   142,420,000    142,944,000

  OTHER ASSETS                                            73,294,000     73,363,000
                                                        ------------   ------------

                                                        $581,588,000   $582,026,000
                                                        ============   ============

            See notes to condensed consolidated financial statements.

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                        December 31,   September 30,
                                                           2000            2000
                                                        ------------   ------------
                                                         (Unaudited)     (Note 1)

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

  CURRENT LIABILITIES:

    Accounts and notes payable and current
      portion of long-term debt                         $ 76,184,000   $ 90,435,000

    Other current liabilities                             92,311,000     83,621,000
                                                        ------------   ------------

       Total current liabilities                         168,495,000    174,056,000
                                                        ------------   ------------

  LONG-TERM DEBT                                         119,073,000    125,916,000
                                                        ------------   ------------

  MINORITY INTEREST AND OTHER                             19,884,000     18,093,000
                                                        ------------   ------------

  SHAREHOLDERS' EQUITY:
    Preferred stock, par value $.25 per
      share, authorized 3,000,000 shares,
      no shares issued                                           ---            ---
    Common Stock, par value $.25 per
      share, authorized 85,000,000
      shares, issued 31,749,199 shares
      at December 31, 2000 and September 30,
      2000;  2,068,002 shares in treasury at
      December 31, 2000 and September 30, 2000             7,937,000      7,937,000

    Other shareholders' equity                           266,199,000    256,024,000
                                                        ------------   ------------

       Total shareholders' equity                        274,136,000    263,961,000
                                                        ------------   ------------

                                                        $581,588,000   $582,026,000
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

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
                                  (Unaudited)

                                                     THREE MONTHS ENDED DECEMBER 31,
                                                     -------------------------------
                                                            2000           1999
                                                        ------------   ------------
Net sales                                               $288,195,000   $280,761,000
Cost of sales                                            212,994,000    208,909,000
                                                        ------------   ------------
   Gross profit                                           75,201,000     71,852,000

Selling, general and administrative expenses              57,336,000     55,437,000
                                                        ------------   ------------
   Income from operations                                 17,865,000     16,415,000
                                                        ------------   ------------

Other income (expense):
   Interest expense                                       (3,465,000)    (2,355,000)
   Interest income                                           571,000        303,000
   Other, net                                                 16,000        (13,000)
                                                        ------------   ------------
                                                          (2,878,000)    (2,065,000)
                                                        ------------   ------------
   Income before income taxes                             14,987,000     14,350,000

Provision for income taxes                                 6,145,000      5,700,000
                                                        ------------   ------------
   Income before minority interest and cumulative
     effect of a change in accounting principle            8,842,000      8,650,000

Minority interest (Note 5)                                (1,339,000)     1,082,000
                                                        ------------   ------------

   Income before cumulative effect of a change in
     accounting principle                                  7,503,000      9,732,000

Cumulative effect of a change in accounting
   principle, net of income taxes (Note 5)                       ---     (5,290,000)
                                                        ------------   ------------

   Net income                                           $  7,503,000   $  4,442,000
                                                        ============   ============

Basic and diluted earnings per share of common stock
  (Note 3):
  Income before cumulative effect of a change in
    accounting principle                                $        .25   $        .32
   Cumulative effect of a change in accounting
     principle                                                    --           (.17)
                                                        ------------   ------------
                                                        $        .25   $        .15
                                                        ============   ============

            See notes to condensed consolidated financial statements

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (Unaudited)

                                                     THREE MONTHS ENDED DECEMBER 31,
                                                     -------------------------------
                                                           2000            1999
                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                              $ 7,503,000    $ 4,442,000
                                                        -----------    -----------
  Adjustments to reconcile net income to net
    cash used in operating activities:
    Depreciation and amortization                         6,007,000      5,552,000
    Minority interest                                     1,339,000     (1,082,000)
    Cumulative effect of a change in accounting
      principle                                                 ---      5,290,000
    Provision for losses on accounts receivable             778,000        455,000
    Change in assets and liabilities:
      (Increase) decrease in accounts receivable
        and contract costs and recognized income
        not yet billed                                    7,276,000     (7,974,000)
      (Increase) decrease in inventories                  3,497,000     (6,024,000)
      Increase in prepaid expenses and other
        assets                                           (1,342,000)    (2,000,000)
      Decrease in accounts payable, accrued
        liabilities and federal income taxes            (14,200,000)      (934,000)
      Other changes, net                                  2,790,000      1,048,000
                                                        -----------    -----------
  Total adjustments                                       6,145,000     (5,669,000)
                                                        -----------    -----------
       Net cash provided by (used in) operating
         activities                                      13,648,000     (1,227,000)
                                                        -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisition of property, plant and equipment           (4,011,000)    (7,421,000)
  Acquired businesses                                           ---    (12,112,000)
  Decrease in equipment lease deposits                    2,150,000        793,000
  Other, net                                                 22,000      1,255,000
                                                        -----------    -----------
       Net cash used in investing activities             (1,839,000)   (17,485,000)
                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Purchase of treasury shares                                   ---       (224,000)
  Proceeds from issuance of long-term debt                1,406,000     16,500,000
  Payments of long-term debt                             (1,936,000)      (311,000)
  Other, net                                               (769,000)      (566,000)
                                                        -----------    -----------
       Net cash provided by (used in) financing
         activities                                      (1,299,000)    15,399,000
                                                        -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     10,510,000     (3,313,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         26,616,000     21,242,000
                                                        -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $37,126,000    $17,929,000
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

(1) Basis of Presentation -
    ---------------------

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001. The balance sheet at September 30, 2000 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report to shareholders for the year ended September 30, 2000.

(2) Inventories -
    -----------

        Inventories, stated at the lower of cost (first-in, first-out or average) or market, are comprised of the following:

                                                       December 31,    September 30,
                                                            2000           2000
                                                        -----------    -----------
Finished goods.........................                 $57,135,000    $58,390,000

Work in process........................                  18,897,000     20,842,000

Raw materials and supplies.............                  19,348,000     19,208,000
                                                        -----------    -----------

                                                        $95,380,000    $98,440,000
                                                        ===========    ===========

(3) Earnings per share (EPS) -
    ------------------------

        Basic EPS is calculated by dividing income by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock used in determining basic EPS was 29,971,000 for the three months ended December 31, 2000 and 30,466,000 for the three months ended December 31, 1999.

        Diluted EPS is calculated by dividing income by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with potentially dilutive securities. The weighted average number of shares of common stock used in determining diluted EPS was 30,138,000 and 30,628,000 for the three months ended December 31, 2000 and 1999, respectively, and reflects additional shares in connection with stock option and other stock-based compensation plans.

        Options to purchase approximately 5,899,000 and 4,319,000 shares of common stock were not included in the computations of diluted earnings per share for the three months ended December 31, 2000 and 1999, respectively, because the effects would have been antidilutive.

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

        Information on the company's business segments is as follows:

                                                                    Electronic
                                                                    Information
                                                       Specialty       and
                           Garage      Installation     Plastic     Communication
                           Doors         Services        Films         Systems        Totals
                           ------      ------------    ---------    -------------     ------

Revenues from
   external customers -

 Three months ended
   December 31, 2000    $102,916,000   $ 67,807,000   $ 72,710,000   $ 44,762,000   $288,195,000

 Three months ended
   December 31, 1999     111,090,000     68,684,000     60,841,000     40,146,000    280,761,000

Intersegment revenues -

 Three months ended
   December 31, 2000    $  6,452,000   $     55,000   $        ---   $        ---   $  6,507,000

 Three months ended
   December 31, 1999       8,765,000        169,000            ---            ---      8,934,000

Segment profit -

 Three months ended
   December 31, 2000    $  4,935,000   $  1,188,000   $  9,712,000   $  4,279,000   $ 20,114,000

 Three months ended
   December 31, 1999       7,980,000      2,382,000      4,658,000      3,751,000     18,771,000

        Following is a reconciliation of segment profit to amounts reported in the consolidated financial statements:

                                                    Three Months Ended December 31,
                                                    -------------------------------
                                                        2000               1999
                                                        ----               ----
Profit for all segments                             $20,114,000         $18,771,000
Unallocated amounts                                  (2,233,000)         (2,369,000)
Interest expense, net                                (2,894,000)         (2,052,000)
                                                    -----------         -----------
  Income before income taxes                        $14,987,000         $14,350,000
                                                    ===========         ===========

(5) Start-up costs -
    --------------

        Effective October 1, 1999 the company adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position No. 98-5 (SOP 98- 5), "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires that, at the date of adoption, costs of start-up activities previously capitalized be written-off as a cumulative effect of a change in accounting principle, and that after adoption, such costs are to be expensed as incurred.

        Consequently, in the first quarter of fiscal 2000, the company's 60%-owned joint venture wrote-off costs that were previously capitalized in connection with the start-up of the venture and the implementation of additional production capacity. The cumulative effect of this change in accounting principle is $5,290,000 (net of $3,784,000 income tax effect). The minority interest's share of the net charge is $2,116,000 and is included as an offsetting credit in "Minority interest" in the accompanying Condensed Consolidated Statement of Income for the three months ended December 31, 1999.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------

RESULTS OF OPERATIONS

        Net sales were $288.2 million for the three-month period ended December 31, 2000, an increase of $7.4 million or 2.6% over last year.

        Net sales of the garage door segment were $109.4 million, a decrease of $10.5 million or 8.7% compared to last year. The decrease was principally due to lower unit sales of residential garage doors due primarily to the effect of a slowing economy, competitive markets and harsh winter weather conditions.

     Net sales of the installation services segment were $67.9 million, a decrease of $1.0 million, or 1.4% compared to last year. Internal growth from expanded product offerings and a full quarter's results from an operation acquired in the second quarter of last year were offset by the effect of softer housing markets.

     Net sales of the specialty plastic films segment were $72.7 million, an increase of $11.9 million or 19.5% over last year. The increase was principally due to higher unit sales in both the segment's domestic and foreign operations, partly offset by the effect of a stronger U.S. dollar on foreign operations.

     Net sales of the electronic information and communication systems segment were $44.8 million, an increase of $4.6 million or 11.5% compared to last year due to higher funding levels on existing programs and a full quarter's operating results from the search and weather radar business acquired last year.

     Operating income for all business segments for the three-month period ended December 31, 2000 was $20.1 million, an increase of $1.3 million or 7.2% compared to last year. The increase was principally due to substantially improved operations in the specialty plastic films and electronic information and communication systems segments.

     Operating income of the garage door segment decreased approximately $3.0 million or 38.2% compared to last year. The effects of the decreased sales and lower margins were partly offset by cost reduction programs. The garage door segment's operating results also included a loss of approximately $1.2 million from a commercial door product line for which strategic alternatives are being explored. The outlook for garage doors' near-term prospects remains guarded while cost containment steps are being taken to enhance operating results when its markets improve.

     Operating income of the installation services segment decreased by $1.2 million or 50.1% compared to last year. Higher margins from improved product mix and expanded product offerings were offset by higher distribution and selling costs.

     Operating income of the specialty plastic films segment increased $5.1 million or 108.5% compared to last year. The increase was primarily due to higher unit sales in both the segment's domestic and European operations and related manufacturing efficiencies. It is anticipated that specialty plastic films will further improve profitability through additional sales growth and increased efficiencies.

     Operating income of the electronic information and communication systems segment increased by approximately $.5 million or 14.1% over last year due primarily to the higher sales, partly offset by increased marketing and research and development expenses. Technology initiatives, which are expected to total approximately $5 million for the year, aggregated less than $.5 million during the first quarter as the programs commenced. Telephonics' core business remains strong, and though near-term earnings will be impacted by the increased research and development activities, the company is optimistic that this segment will generate increased sales and orders for the year.

     Net interest expense increased by $.8 million compared to last year due to higher levels of outstanding debt used to pay for acquisitions in 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow generated by operations for the quarter was $13.6 million compared to cash used in operations of $1.2 million last year and working capital was $197.4 million at December 31, 2000.

     During the quarter, the company had capital expenditures of approximately $4 million, principally made in connection with increasing production capacity.

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

           None

Item 3     Defaults upon Senior Securities
           -------------------------------

           None

Item 4    Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

     (a) The Registrant held its Annual Meeting of Stockholders on February 7, 2001

     (b)  Not applicable

     (c)(i) Four directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2004. The names of these directors and votes cast in favor of their election and shares withheld are as follows:

                        Name                          Votes For     Votes Withheld
                        ----                          ---------     --------------
          Henry A. Alpert                             22,476,025       4,835,200
          Abraham M. Buchman                          21,874,924       5,436,301
          Lt. Gen. James W. Stansberry (Ret.)         21,882,537       5,428,688
          Rear Admiral Clarence A. Hill, Jr. (Ret.)   21,873,262       5,437,963

     (ii) In addition to the election of directors, the stockholders approved a proposal to adopt the Griffon Corporation 2001 Stock Option Plan. 17,647,918 shares were voted in favor of this proposal, 8,849,294 shares were voted against and 814,013 shares abstained.


Item 5    Other Information
          -----------------

          None

Item 6    Exhibits and Reports on Form 8-K
          --------------------------------

     (a)  Exhibits
          --------

          None

                                    SIGNATURE
                                    ---------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         GRIFFON CORPORATION



                                         By/s/ Robert Balemian
                                           -------------------------------------
                                           Robert Balemian
                                           President and Chief Financial Officer
                                           (Principal Financial Officer)





Date:  February 7, 2001