Form 10-Q
period 2001-03-31
GRIFFON CORP
filed 2001-05-14
CIK 50725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from           to
                                -------     -------
Commission File Number:  1-6620

                               GRIFFON CORPORATION
                               -------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 29,695,407 shares of Common Stock as of April 30, 2001.

FORM 10-Q
---------

CONTENTS
--------                                                                    PAGE
                                                                            ----
 PART I - FINANCIAL INFORMATION (Unaudited)
          ---------------------

          Condensed Consolidated Balance Sheets at March 31, 2001
          and September 30, 2000........................................     1

          Condensed Consolidated Statements of Income for the Three
          Months and Six Months Ended March 31, 2001 and 2000 ..........     3

          Condensed Consolidated Statements of Cash Flows for the
          Six Months Ended March 31, 2001 and 2000 .....................     5

          Notes to Condensed Consolidated Financial Statements..........     6

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................     9

          Quantitative and Qualitative Disclosure about Market Risk.....    11

PART II - OTHER INFORMATION
          -----------------

          Item 1: Legal Proceedings ....................................    12

          Item 2: Changes in Securities ................................    12

          Item 3: Defaults upon Senior Securities ......................    12

          Item 4: Submission of Matters to a Vote of Security Holders...    12

          Item 5: Other Information ....................................    12

          Item 6: Exhibits and Reports on Form 8-K .....................    12

          Signature ....................................................    13

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                March 31,      September 30,
                                                  2001             2000
                                                ---------      -------------
                                               (Unaudited)       (Note 1)

ASSETS
------
  CURRENT ASSETS:

    Cash and cash equivalents                   $ 40,673,000    $ 26,616,000

    Accounts receivable, less allowance for
      doubtful accounts                          129,203,000     144,259,000

    Contract costs and recognized income not
      yet billed                                  68,871,000      77,513,000

    Inventories (Note 2)                          97,202,000      98,440,000

    Prepaid expenses and other current assets     17,937,000      18,891,000
                                                ------------    ------------

       Total current assets                      353,886,000     365,719,000

  PROPERTY, PLANT AND EQUIPMENT
    at cost, less accumulated depreciation
    and amortization of $95,909,000 at
    March 31, 2001 and $87,533,000 at
    September 30, 2000                           138,861,000     142,944,000

  OTHER ASSETS                                    73,840,000      73,363,000
                                                ------------    ------------

                                                $566,587,000    $582,026,000
                                                ============    ============

            See notes to condensed consolidated financial statements.

                                       1

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                  March 31,     September 30,
                                                    2001            2000
                                                 -----------    ------------
                                                 (Unaudited)      (Note 1)

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
  CURRENT LIABILITIES:

    Accounts and notes payable                  $ 76,857,000    $ 90,435,000
    Other current liabilities                     91,203,000      83,621,000
                                                ------------    ------------

       Total current liabilities                 168,060,000     174,056,000
                                                ------------    ------------

  LONG-TERM DEBT                                 103,011,000     125,916,000
                                                ------------    ------------

  MINORITY INTEREST AND OTHER                     19,406,000      18,093,000
                                                ------------    ------------

  SHAREHOLDERS' EQUITY:
    Preferred stock, par value $.25 per                  ---             ---
      share, authorized 3,000,000 shares,
      no shares issued
    Common stock, par value $.25 per
      share, authorized 85,000,000
      shares, issued 31,763,409 shares
      at March 31, 2001 and 31,749,199 shares
      at September 30, 2000; 2,068,002 shares in
      treasury at March 31, 2001 and September
      30, 2000                                     7,941,000       7,937,000

    Other shareholders' equity                   268,169,000     256,024,000
                                                ------------    ------------

       Total shareholders' equity                276,110,000     263,961,000
                                                ------------    ------------

                                                $566,587,000    $582,026,000
                                                ============    ============

           See notes to condensed consolidated financial statements.

                                       2

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
                                  (Unaudited)

                                                THREE MONTHS ENDED MARCH 31,
                                                ----------------------------
                                                     2001           2000
                                                ------------    ------------
Net sales                                       $264,189,000    $258,889,000
Cost of sales                                    196,870,000     195,440,000
                                                ------------    ------------
   Gross profit                                   67,319,000      63,449,000

Selling, general and administrative expenses      56,522,000      57,345,000
                                                ------------    ------------
   Income from operations (Note 6)                10,797,000       6,104,000
                                                ------------    ------------
Other income (expense):
   Interest expense                               (3,258,000)     (2,744,000)
   Interest income                                   597,000         211,000
   Other, net                                       (385,000)          3,000
                                                ------------    ------------
                                                  (3,046,000)     (2,530,000)
                                                ------------    ------------
   Income before income taxes                      7,751,000       3,574,000

Provision for income taxes                         3,178,000       1,470,000
                                                ------------    ------------

   Income before minority interest                 4,573,000       2,104,000

Minority interest                                 (1,596,000)       (801,000)
                                                ------------    ------------

   Net income                                   $  2,977,000    $  1,303,000
                                                ============    ============

Basic and diluted earnings per share of common
    stock (Note 3)                              $        .10    $        .04
                                                ============    ============

              See notes to condensed consolidated financial statements.

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
                                  (Unaudited)

                                                 SIX MONTHS ENDED MARCH 31,
                                                ----------------------------
                                                    2001            2000
                                                ------------    ------------
Net sales                                       $552,384,000    $539,650,000
Cost of sales                                    409,864,000     404,349,000
                                                ------------    ------------
   Gross profit                                  142,520,000     135,301,000

Selling, general and administrative expenses     113,858,000     112,782,000
                                                ------------    ------------
   Income from operations (Note 6)                28,662,000      22,519,000
                                                ------------    ------------

Other income (expense):
   Interest expense                               (6,723,000)     (5,099,000)
   Interest income                                 1,168,000         514,000
   Other, net                                       (369,000)        (10,000)
                                                ------------    ------------
                                                  (5,924,000)     (4,595,000)
                                                ------------    ------------
   Income before income taxes                     22,738,000      17,924,000

Provision for income taxes                         9,323,000       7,170,000
                                                ------------    ------------

   Income before minority interest and
     cumulative effect of a change in
     accounting principle                         13,415,000      10,754,000

Minority interest (Note 5)                        (2,935,000)        281,000
                                                ------------    ------------

   Income before cumulative effect of a change
    in accounting principle                       10,480,000      11,035,000

Cumulative effect of a change in accounting
   principle, net of income taxes (Note 5)               ---      (5,290,000)
                                                ------------    ------------

   Net income                                   $ 10,480,000    $  5,745,000
                                                ============    ============

Basic and diluted earnings per share of common
   stock (Note 3):
   Income before cumulative effect of a change
     in accounting principle                    $        .35    $        .36
   Cumulative effect of a change in accounting
     principle                                           ---            (.17)
                                                ------------    ------------
                                                $        .35    $        .19
                                                ============    ============

            See notes to condensed consolidated financial statements.

                                       4

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (Unaudited)

                                                 SIX MONTHS ENDED MARCH 31,
                                                ----------------------------
                                                    2001           2000
                                                    ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                      $10,480,000     $ 5,745,000
                                                -----------     -----------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                12,084,000      11,437,000
    Minority interest                             2,935,000        (281,000)
    Pension curtailment gain                     (3,156,000)            ---
    Cumulative effect of a change in accounting
      principle                                         ---       5,290,000
    Provision for losses on accounts receivable   1,767,000       1,235,000
    Change in assets and liabilities:

      (Increase) decrease in accounts receivable
        and contract costs and recognized income
        not yet billed                           21,888,000      (2,762,000)
      (Increase) decrease in inventories          1,255,000     (12,371,000)
      (Increase) decrease in prepaid expenses
        and other assets                          1,648,000      (6,123,000)
      Decrease in accounts payable, accrued
        liabilities and federal income taxes    (12,147,000)     (1,874,000)
      Other changes, net                          4,374,000       1,707,000
                                                -----------     -----------

  Total adjustments                              30,648,000      (3,742,000)
                                                -----------     -----------

       Net cash provided by operating
        activities                               41,128,000       2,003,000
                                                -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisition of property, plant and equipment   (8,650,000)    (22,687,000)
  Acquired businesses                                   ---     (12,112,000)
  Decrease in equipment lease deposits            2,491,000       2,431,000
  Other, net                                        (53,000)      2,147,000
                                                -----------     -----------

       Net cash used in investing activities     (6,212,000)    (30,221,000)
                                                -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Purchase of treasury shares                           ---      (3,620,000)
  Proceeds from issuance of long-term debt        1,406,000      34,000,000
  Payments of long-term debt                    (18,122,000)     (6,665,000)
  Increase (decrease) in short-term borrowings   (2,240,000)      2,500,000
  Other, net                                     (1,903,000)     (1,401,000)
                                                -----------     -----------

       Net cash provided by (used in) financing
         activities                             (20,859,000)     24,814,000
                                                -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                    14,057,000      (3,404,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD 26,616,000      21,242,000
                                                -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD      $40,673,000     $17,838,000
                                                ===========     ===========

                    See notes to condensed financial statements.

                                       5

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (Unaudited)

(1)  Basis of Presentation -
     ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001. The balance sheet at September 30, 2000 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report to shareholders for the year ended September 30, 2000.

(2)  Inventories -
     -----------

     Inventories, stated at the lower of cost (first-in, first-out or average) or market, are comprised of the following:

                                                 March 31,      September 30,
                                                   2001             2000
                                                -----------     -------------
Finished goods.........................         $54,605,000      $58,390,000

Work in process........................          25,142,000       20,842,000

Raw materials and supplies.............          17,455,000       19,208,000
                                                -----------      -----------

                                                $97,202,000      $98,440,000
                                                ===========      ===========

(3)  Earnings per share (EPS) -
     ------------------------

     Basic EPS is calculated by dividing income by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock used in determining basic EPS was 29,990,000 and 30,010,000 for the three months ended March 31, 2001 and 2000, respectively and 29,980,000 and 30,238,000 for the six months ended March 31, 2001 and 2000, respectively.

     Diluted EPS is calculated by dividing income by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with potentially dilutive securities. The weighted average number of shares of common stock used in determining diluted EPS was 30,155,000 and 30,190,000 for the three months ended March 31, 2001 and 2000, respectively and 30,147,000 and 30,409,000 for the six months ended March 31, 2001 and 2000, respectively, and reflects additional shares in connection with stock option and other stock-based compensation plans.

     Options to purchase approximately 4,733,000 and 4,195,000 shares of common stock were not included in the computations of diluted earnings per share for the three and six-month periods ended March 31, 2001 and 2000, respectively, because the effects would have been antidilutive.

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

     Information on the company's business segments is as follows:

                                                                                Electronic
                                                                                Information
                                                                Specialty           and
                                 Garage        Installation      Plastic       Communication
                                  Doors          Services         Films           Systems         Totals
                                 ------        ------------     ---------      -------------      ------

Revenues from external
   customers -

 Three months ended
   March 31, 2001               $82,061,000     $62,399,000     $77,044,000     $42,685,000     $264,189,000
   March 31, 2000                84,941,000      65,099,000      65,370,000      43,479,000      258,889,000

 Six months ended
   March 31, 2001               184,977,000     130,206,000     149,754,000      87,447,000      552,384,000
   March 31, 2000               196,031,000     133,783,000     126,211,000      83,625,000      539,650,000

Intersegment revenues -

 Three months ended
   March 31, 2001               $ 5,796,000     $    79,000           $ ---           $ ---     $  5,875,000
   March 31, 2000                 6,879,000          85,000             ---             ---        6,964,000

 Six months ended
   March 31, 2001                12,248,000         134,000             ---             ---       12,382,000
   March 31, 2000                15,644,000         254,000             ---             ---       15,898,000

Segment profit -

 Three months ended
   March 31, 2001               $(1,435,000)    $   727,000     $11,914,000     $ 1,849,000      $13,055,000
   March 31, 2000                   (78,000)        936,000       3,617,000       3,939,000        8,414,000

 Six months ended
   March 31, 2001                 3,500,000       1,915,000      21,626,000       6,128,000       33,169,000
   March 31, 2000                 7,902,000       3,318,000       8,275,000       7,690,000       27,185,000

        Following is a reconciliation of segment profit to amounts reported in the consolidated financial statements:

                               Three Months Ended March 31,     Six Months Ended March 31,
                               ---------------------------      -------------------------
                                    2001           2000             2001            2000
                                    ----           ----             ----            ----
Profit for all segments         $13,055,000     $8,414,000      $33,169,000     $27,185,000
Unallocated amounts              (2,643,000)    (2,307,000)      (4,876,000)     (4,676,000)
Interest expense, net            (2,661,000)    (2,533,000)      (5,555,000)     (4,585,000)
                                -----------     ----------      -----------     -----------

 Income before
  income taxes                  $ 7,751,000     $3,574,000      $22,738,000     $17,924,000
                                ===========     ==========      ===========     ===========

(5)  Start-up costs -
     ---------------

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

     Consequently, in the first quarter of fiscal 2000, the company's 60%-owned joint venture wrote-off costs that were previously capitalized in connection with the start-up of the venture and the implementation of additional production capacity. The cumulative effect of this change in accounting principle is $5,290,000 (net of $3,784,000 income tax effect). The minority interest's share of the net charge is $2,116,000 and is included as an offsetting credit in "Minority interest" in the accompanying Condensed Consolidated Statement of Income for the six months ended March 31, 2000.

(6)  Pension curtailment gain -
     -------------------------

     Pursuant to the provisions of Statement of Financial Accounting Standards No. 88, "Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," modifications to certain employee benefits and related benefit freezes resulted in the recognition of a pretax curtailment gain of approximately $3.1 million in the quarter ended March 31, 2001.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------

                           AND RESULTS OF OPERATIONS
                           -------------------------

RESULTS OF OPERATIONS

Three months ended March 31, 2001
---------------------------------

     Net sales were $264.2 million for the three-month period ended March 31, 2001, an increase of $5.3 million or 2%.

     Net sales of the garage doors segment were $87.9 million, a decrease of $4.0 million or 4.3% compared to last year due primarily to lower unit sales of residential garage doors. The decrease in sales was principally due to the continued effects of a slowing economy, competitive markets and winter weather conditions.

     Net sales of the installation services segment were $62.5 million, a decrease of $2.7 million or 4.2% compared to last year. The decline was primarily a result of decreased demand due to softer housing markets, which offset sales growth due to expanded product offerings.

     Net sales of the specialty plastic films segment were $77.0 million, an increase of $11.7 million or 17.9% compared to last year. Higher unit sales in both the segment's domestic and foreign operations, partly offset by the effect of a stronger U.S. dollar on foreign operations, was the principal reason for the increase.

     Net sales of the electronic information and communication systems segment were $42.7 million compared to $43.5 million last year. The slight decrease in sales was principally due to delays in anticipated orders in connection with certain on-going programs.

     Operating income for all business segments for the three months ended March 31, 2001 was $13.1 million, an increase of $4.6 million or 55.2% compared to last year. Operating results for the quarter ended March 31, 2001 included a pretax pension curtailment gain of approximately $3.1 million, which was evenly divided between the specialty plastic films and garage doors segments.

     Operating loss of the garage doors segment was $1.4 million, compared to an essentially break-even quarter last year. Profitability was adversely impacted by the decreased sales and lower margins, partly offset by the effect of cost reduction programs. The segment also experienced a loss from a commercial door product line for which strategic alternatives are being explored. Although impacted by a slowing economy and competitive markets, the company is cautiously optimistic that garage doors' profitability will improve in the latter part of the year.

     Operating income for the installation services segment was $.7 million compared to $.9 million last year. The decrease was principally due to the sales decline and higher distribution and selling costs.

     Operating income of the specialty plastic films segment was $11.9 million, an increase of $8.3 million or 229.4% compared to last year. Increased volume and manufacturing efficiencies, both domestically and in Europe, were the primary reasons for the improvement in the segment's operating results, and further strong performance is anticipated.

     Operating income of the electronic information and communication systems segment was $1.8 million, a decrease of $2.1 million or 53.1% compared to last year, primarily due to costs associated with its previously announced technology initiatives, which are expected to total approximately $5 million for the year, and the effect of slightly lower sales. The company is optimistic that this segment's core operations will improve towards the end of the year, although near-term earnings will continue to be impacted by the increased research and development activities.

Six months ended March 31, 2001
-------------------------------

     Net sales were $552.4 million for the six-month period ended March 31, 2001, an increase of $12.7 million or 2.4%.

     Net sales of the garage doors segment were $197.2 million, a decrease of $14.5 million or 6.8% compared to last year. Lower unit sales due to the continued effects of a slowing economy, competitive markets and winter weather conditions were the principal reasons for the decrease.

     Net sales of the installation services segment were $130.3 million, a decrease of $3.7 million or 2.8% compared to last year. The adverse impact of softer housing markets was mitigated somewhat by growth from expanded product offerings.

     Net sales of the specialty plastic films segment were $149.8 million, an increase of $23.5 million or 18.7% compared to last year. Higher unit sales volume at Finotech, the segment's European joint venture and domestically, partly offset by the effect of a stronger U.S. dollar on foreign operations, was the principal reason for the increase.

     Net sales of the electronic information and communication systems segment were $87.4 million, an increase of $3.8 million or 4.6% compared to last year due to higher funding levels on existing programs and a full six months of operating results from the search and weather radar business acquired last year.

     Operating income for all business segments for the six months ended March 31, 2001 was $33.2 million, an increase of $6.0 million or 22.0% compared to last year. Operating results for the six months ended March 31, 2001 included a pretax pension curtailment gain of approximately $3.1 million, which was evenly divided between the specialty plastic films and garage doors segments.

     Operating income of the garage doors segment was $3.5 million, a decrease of $4.4 million or 55.7% compared to last year. Garage doors' lower sales and lower margins, partly offset by the effect of cost reduction programs, adversely impacted profitability in the first six months. Unprofitable operations in a commercial door product line and competitive pricing also contributed to the segment's reduced operating results for the six months.

     Operating income of the installation services segment was $1.9 million, a decrease of $1.4 million or 42.3% compared to last year. Higher margins from improved product mix and expanded product offerings were offset by higher distribution and selling costs.

     Operating income of the specialty plastic films segment was $21.6 million, an increase of $13.4 million or 161.3% compared to last year. The increase was primarily due to higher unit sales in both the segment's domestic and European operations and related manufacturing efficiencies.

     Operating income of the electronic information and communication systems segment was $6.1 million, a decrease of $1.6 million or 20.3% compared to last year, primarily due to costs associated with its previously announced technology initiatives.

     Net interest expense increased by $1.0 million principally due to higher levels of outstanding debt from acquisitions in 1999 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow provided by operations for the six months ended March 31, 2001 improved to $41.1 million compared to $2.0 million last year, principally due to increased earnings and improved working capital management. Working capital was $185.8 million at March 31, 2001.

     Net cash used in investing activities during the six months aggregated $6.2
million,   including   capital   expenditures  of  approximately   $8.7  million
principally made in connection with increasing production capacity.

     Net  cash  used  in  financing   activities   during  the  six  months  was
approximately $20.9 million. Substantially all of these cash flows were in connection with the repayment of bank borrowings.

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



                                         GRIFFON CORPORATION



                                         By  /s/ Robert Balemian
                                           -------------------------------------
                                           Robert Balemian
                                           President and Chief Financial Officer
                                           (Principal Financial Officer)





Date:  May 10, 2001