Form 10-Q
period 2001-06-30
GRIFFON CORP
filed 2001-08-09
CIK 50725

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                FORM 10-Q
                                ---------

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 29,741,157 shares of Common Stock as of July 31, 2001.

                                   FORM 10-Q
                                   ---------
                                    CONTENTS
                                    --------
                                                                            PAGE
                                                                            ----
 PART I - FINANCIAL INFORMATION (Unaudited)
          ---------------------

          Condensed Consolidated Balance Sheets at June 30, 2001
          and September 30, 2000........................................     1

          Condensed Consolidated Statements of Income for the Three
          Months and Nine Months Ended June 30, 2001 and 2000 ..........     3

          Condensed Consolidated Statements of Cash Flows for the
          Nine Months Ended June 30, 2001 and 2000 .....................     5

          Notes to Condensed Consolidated Financial Statements..........     6

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................    10

          Quantitative and Qualitative Disclosure about Market Risk.....    12

PART II - OTHER INFORMATION
          -----------------

          Item 1: Legal Proceedings ....................................    13

          Item 2: Changes in Securities ................................    13

          Item 3: Defaults upon Senior Securities ......................    13

          Item 4: Submission of Matters to a Vote of Security Holders...    13

          Item 5: Other Information ....................................    13

          Item 6: Exhibits and Reports on Form 8-K .....................    13

          Signature ....................................................    14

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                          June 30,    September 30,
                                                            2001          2000
                                                         ---------    ------------
                                                        (Unaudited)     (Note 1)
ASSETS
------

  CURRENT ASSETS:

    Cash and cash equivalents                           $ 43,509,000    $ 26,616,000

    Accounts receivable, less allowance for
      doubtful accounts                                  128,507,000     144,259,000

    Contract costs and recognized income not
      yet billed                                          61,397,000      77,513,000

    Inventories (Note 2)                                  96,662,000      98,440,000

    Prepaid expenses and other current assets             19,754,000      18,891,000
                                                        ------------    ------------

       Total current assets                              349,829,000     365,719,000

  PROPERTY, PLANT AND EQUIPMENT
    at cost, less accumulated depreciation
    and amortization of $100,925,000 at
    June 30, 2001 and $87,533,000 at
    September 30, 2000                                   143,109,000     142,944,000

  OTHER ASSETS                                            74,197,000      73,363,000
                                                        ------------    ------------

                                                        $567,135,000    $582,026,000
                                                        ============    ============

            See notes to condensed consolidated financial statements.

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                          June 30,    September 30,
                                                            2001          2000
                                                         ---------    ------------
                                                        (Unaudited)     (Note 1)
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
  CURRENT LIABILITIES:

    Accounts and notes payable                          $ 75,662,000    $ 90,435,000
    Other current liabilities                             82,673,000      83,621,000
                                                        ------------    ------------

       Total current liabilities                         158,335,000     174,056,000
                                                        ------------    ------------

  LONG-TERM DEBT                                         109,213,000     125,916,000
                                                        ------------    ------------

  MINORITY INTEREST AND OTHER                             17,893,000      18,093,000
                                                        ------------    ------------

  SHAREHOLDERS' EQUITY (Note 3):
    Preferred stock, par value $.25 per                          ---             ---
      share, authorized 3,000,000 shares,
      no shares issued
    Common stock, par value $.25 per
      share, authorized 85,000,000
      shares, issued 31,782,409 shares
      at June 30, 2001 and 31,749,199 shares at
      September 30, 2000; 2,068,002 shares in
      treasury at June 30, 2001 and September
      30, 2000                                             7,946,000       7,937,000

    Other shareholders' equity                           273,748,000     256,024,000
                                                        ------------    ------------
       Total shareholders' equity                        281,694,000     263,961,000
                                                        ------------    ------------

                                                        $567,135,000    $582,026,000
                                                        ============    ============

           See notes to condensed consolidated financial statements.

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
                                  (Unaudited)

                                                        THREE MONTHS ENDED JUNE 30,
                                                        ---------------------------
                                                           2001            2000
                                                           ----            ----
Net sales                                               $289,384,000    $278,719,000

Cost of sales                                            213,468,000     207,339,000
                                                        ------------    ------------

   Gross profit                                           75,916,000      71,380,000

Selling, general and administrative expenses              58,153,000      56,981,000
                                                        ------------    ------------

   Income from operations                                 17,763,000      14,399,000
                                                        ------------    ------------

Other income (expense):
   Interest expense                                       (2,494,000)     (3,224,000)
   Interest income                                           434,000         270,000
   Other, net                                               (256,000)         79,000
                                                        ------------    ------------
                                                          (2,316,000)     (2,875,000)
                                                        ------------    ------------
   Income before income taxes                             15,447,000      11,524,000

Provision for income taxes                                 6,333,000       4,609,000
                                                        ------------    ------------

   Income before minority interest                         9,114,000       6,915,000

Minority interest                                         (1,383,000)       (667,000)
                                                        ------------    ------------

   Net income                                           $  7,731,000    $  6,248,000
                                                        ============    ============

Earnings per share of common stock (Note 3):

   Basic                                                $        .26    $        .21
                                                        ============    ============

   Diluted                                              $        .25    $        .21
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

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
                                  (Unaudited)

                                                         NINE MONTHS ENDED JUNE 30,
                                                         --------------------------
                                                            2001            2000
                                                            ----            ----
Net sales                                               $841,768,000    $818,369,000
Cost of sales                                            623,332,000     611,688,000
                                                        ------------    ------------
   Gross profit                                          218,436,000     206,681,000

Selling, general and administrative expenses             172,011,000     169,763,000
                                                        ------------    ------------
   Income from operations (Note 5)                        46,425,000      36,918,000
                                                        ------------    ------------
Other income (expense):
   Interest expense                                       (9,217,000)     (8,323,000)
   Interest income                                         1,602,000         784,000
   Other, net                                               (625,000)         69,000
                                                        ------------    ------------
                                                          (8,240,000)     (7,470,000)
                                                        ------------    ------------
   Income before income taxes                             38,185,000      29,448,000

Provision for income taxes                                15,656,000      11,779,000
                                                        ------------    ------------
   Income before minority interest and cumulative
     effect of a change in accounting principle           22,529,000      17,669,000

Minority interest (Note 4)                                (4,318,000)       (386,000)
                                                        ------------    ------------
   Income before cumulative effect of a change in
    accounting principle                                  18,211,000      17,283,000

Cumulative effect of a change in accounting
   principle, net of income taxes (Note 4)                       ---      (5,290,000)
                                                        ------------    ------------
   Net income                                           $ 18,211,000    $ 11,993,000
                                                        ============    ============
Basic earnings per share of common stock (Note 3):

   Income before cumulative effect of a change in
     accounting principle                               $        .61    $        .57
   Cumulative effect of a change in accounting
     principle                                                   ---            (.17)
                                                        ------------    ------------
                                                        $        .61    $        .40
                                                        ============    ============
Diluted earnings per share of common stock (Note 3):

   Income before cumulative effect of a change in
     accounting principle                               $        .60    $        .57
   Cumulative effect of a change in accounting
     principle                                                   ---            (.17)
                                                        ------------    ------------
                                                        $        .60    $        .40
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

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (Unaudited)

                                                        NINE MONTHS ENDED JUNE 30,
                                                        --------------------------
                                                           2001            2000
                                                           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                              $ 18,211,000    $ 11,993,000
                                                        ------------    ------------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                         18,270,000      17,499,000
    Minority interest                                      4,318,000         386,000
    Pension curtailment gain                              (3,156,000)            ---
    Cumulative effect of a change in accounting
      principle                                                  ---       5,290,000
    Provision for losses on accounts receivable            2,469,000       1,959,000
    Change in assets and liabilities:
      (Increase) decrease in accounts receivable
        and contract costs and recognized income
        not yet billed                                    29,192,000     (19,486,000)
      (Increase) decrease in inventories                   1,581,000      (8,960,000)
      Increase in prepaid expenses and other assets       (2,274,000)     (4,575,000)
      Increase (decrease) in accounts payable and
       accrued liabilities                                (1,131,000)      5,515,000
      Other changes, net                                   5,016,000       2,554,000
                                                        ------------    ------------
  Total adjustments                                       54,285,000         182,000
                                                        ------------    ------------
       Net cash provided by operating activities          72,496,000      12,175,000
                                                        ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisition of property, plant and equipment           (19,560,000)    (32,908,000)
  Acquired businesses                                            ---     (14,589,000)
  Decrease in equipment lease deposits                       475,000       1,851,000
  Other, net                                                (244,000)      4,095,000
                                                        ------------    ------------
       Net cash used in investing activities             (19,329,000)    (41,551,000)
                                                        ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Purchase of treasury shares                                    ---      (4,385,000)
  Proceeds from issuance of long-term debt                 1,406,000      44,625,000
  Payments of long-term debt                             (28,665,000)     (8,659,000)
  Increase (decrease) in short-term borrowings            (4,260,000)      2,500,000
  Other, net                                              (4,755,000)     (1,436,000)
                                                        ------------    ------------
       Net cash provided by (used in) financing
         activities                                      (36,274,000)     32,645,000
                                                        ------------    ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                 16,893,000       3,269,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          26,616,000      21,242,000
                                                        ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 43,509,000    $ 24,511,000
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

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (Unaudited)

(1) Basis of presentation -
    ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001. The balance sheet at September 30, 2000 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report to shareholders for the year ended September 30, 2000.

(2) Inventories -
    -----------

     Inventories, stated at the lower of cost (first-in, first-out or average) or market, are comprised of the following:

                                                June 30,       September 30,
                                                  2001             2000
                                                --------       -------------

Finished goods.........................         $49,068,000     $58,390,000

Work in process........................          26,241,000      20,842,000

Raw materials and supplies.............          21,353,000      19,208,000
                                               ------------    ------------

                                                $96,662,000     $98,440,000
                                                ===========     ===========

(3) Earnings per share (EPS) and 10 percent stock dividend -
    ------------------------------------------------------

     Basic EPS is calculated by dividing income by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock used in determining basic EPS was 30,006,000 and 29,977,000 for the three months ended June 30, 2001 and 2000, respectively and 29,989,000 and 30,151,000 for the nine months ended June 30, 2001 and 2000, respectively.

     Diluted EPS is calculated by dividing income by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with potentially dilutive securities. The weighted average number of shares of common stock used in determining diluted EPS was 30,459,000 and 30,173,000 for the three months ended June 30, 2001 and 2000, respectively and 30,251,000 and 30,330,000 for the nine months ended June 30, 2001 and 2000, respectively, and reflects additional shares in connection with stock option and other stock-based compensation plans.

     Options to purchase approximately 2,996,000 and 5,597,000 shares of common stock were not included in the computations of diluted earnings per share for the three months ended June 30, 2001 and 2000, respectively, and options to purchase approximately 3,460,000 and 4,180,000 shares of common stock were not included in the computation of diluted earnings per share for the nine months ended June 30, 2001 and 2000, respectively, because the effects would have been antidilutive.

     On August 6, 2001 the company's Board of Directors authorized a 10 percent common stock dividend payable on September 4, 2001 to holders of record on August 20, 2001. After giving retroactive effect to the stock dividend, proforma basic and diluted earnings per share would be as follows:

                                        Three Months Ended June 30,  Nine Months Ended June 30,
                                        --------------------------   -------------------------
                                            2001          2000           2001         2000
                                            ----          ----           ----         ----
Income before cumulative effect of
  a change in accounting principle          $ .23          $ .19         $ .55        $ .52
Cumulative effect of a change in
  accounting principle                          -              -             -         (.16)
                                            -----          -----         -----        -----
    Net income                              $ .23          $ .19         $ .55        $ .36
                                            =====          =====         =====        =====

(4) Start-up costs -
    --------------

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

     Consequently, in the first quarter of fiscal 2000, the company's 60%-owned joint venture wrote off costs that were previously capitalized in connection with the start-up of the venture and the implementation of additional production capacity. The cumulative effect of this change in accounting principle is $5,290,000 (net of $3,784,000 income tax effect). The minority interest's share of the net charge is $2,116,000 and is included as an offsetting credit in "Minority interest" in the accompanying Condensed Consolidated Statement of Income for the nine months ended June 30, 2000.

(5) Pension curtailment gain -
    ------------------------

     Pursuant to the provisions of Statement of Financial Accounting Standards No. 88, "Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," modifications to certain employee benefits and related benefit freezes resulted in the recognition of a pretax curtailment gain of approximately $3.1 million in the nine months ended June 30, 2001.

(6) Business segments -
    -----------------

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

     Information on the company's business segments is as follows:

                                                                         Electronic
                                                                         Information
                                                             Specialty      and
                                  Garage     Installation     Plastic   Communication
                                   Doors       Services        Films       Systems      Totals
                                  ------     ------------    ---------  -------------   ------
REVENUES FROM EXTERNAL
   CUSTOMERS -

 Three months ended
   June 30, 2001                $102,758,000  $ 68,213,000 $ 75,709,000 $ 42,704,000 $289,384,000
   June 30, 2000                 100,027,000    67,046,000   63,880,000   47,766,000  278,719,000

 Nine months ended
   June 30, 2001                 287,735,000   198,419,000  225,463,000  130,151,000  841,768,000
   June 30, 2000                 296,058,000   200,829,000  190,091,000  131,391,000  818,369,000

INTERSEGMENT REVENUES -

 Three months ended
   June 30, 2001                $  6,469,000   $    78,000   $      ---   $      ---  $ 6,547,000
   June 30, 2000                   6,784,000        65,000          ---          ---    6,849,000

 Nine months ended
   June 30, 2001                  18,717,000       212,000          ---          ---   18,929,000
   June 30, 2000                  22,428,000       319,000          ---          ---   22,747,000

SEGMENT PROFIT -

 Three months ended
   June 30, 2001                $  5,766,000   $ 2,030,000  $ 9,076,000  $ 2,931,000  $19,803,000
   June 30, 2000                   4,923,000     2,016,000    4,396,000    5,536,000   16,871,000

 Nine months ended
   June 30, 2001                   9,266,000     3,945,000   30,702,000    9,059,000   52,972,000
   June 30, 2000                  12,825,000     5,334,000   12,671,000   13,226,000   44,056,000

     Following is a reconciliation of segment profit to amounts reported in the consolidated financial statements:

                                 Three Months Ended June 30,    Nine Months Ended June 30,
                                 ---------------------------    --------------------------
                                    2001            2000           2001           2000
                                    ----            ----           ----           ----
Profit for all segments         $19,803,000     $16,871,000     $52,972,000     $44,056,000
Unallocated amounts              (2,296,000)     (2,393,000)     (7,172,000)     (7,069,000)
Interest expense, net            (2,060,000)     (2,954,000)     (7,615,000)     (7,539,000)
                                -----------     -----------     -----------     -----------

 Income before
  income taxes                  $15,447,000     $11,524,000     $38,185,000     $29,448,000
                                ===========     ===========     ===========     ===========

(7) Recently issued accounting standards -
    ------------------------------------

     In June 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 141 and 142 (SFAS 141 and SFAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets", respectively. SFAS 141 addresses financial accounting and reporting for business combinations, requiring the use of the purchase method of accounting. SFAS 142 addresses accounting and reporting for acquired goodwill and other intangible assets. It eliminates the previous requirement to amortize goodwill and other intangible assets with indefinite lives and establishes new requirements with respect to the recognition and valuation of goodwill and other intangible assets. The company anticipates adopting these standards for the fiscal year beginning October 1, 2001. Amortization of goodwill approximates $2 million per year. The company is presently determining what impact, if any, that adoption will have on the carrying value of existing goodwill.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------

                           AND RESULTS OF OPERATIONS
                           -------------------------

RESULTS OF OPERATIONS

Three months ended June 30, 2001
--------------------------------

     Net sales were $289.4 million for the three-month period ended June 30, 2001, an increase of $10.7 million or 3.8%.

     Net sales of the garage doors segment were $109.2 million, an increase of $2.4 million or 2.3% compared to last year due primarily to higher unit sales of residential garage doors. The increase in sales was principally due to stronger demand in the retail distribution channel.

     Net sales of the installation services segment were $68.3 million, an increase of $1.2 million or 1.8% compared to last year. The increase was primarily a result of sales growth due to expanded product offerings.

     Net sales of the specialty plastic films segment were $75.7 million, an increase of $11.8 million or 18.5% compared to last year. Higher unit sales in both the segment's domestic and foreign operations, partly offset by the effect of a stronger U.S. dollar on foreign operations and by the effect of selling price adjustments to pass through raw material cost decreases to customers, were the principal reasons for the increase.

     Net sales of the electronic information and communication systems segment were $42.7 million, a decrease of $5.1 million or 10.6% compared to last year. The decrease in sales was principally due to delays in anticipated orders in connection with certain on-going programs.

     Operating income for all business segments for the three months ended June 30, 2001 was $19.8 million, an increase of $2.9 million or 17.4% compared to last year.

     Operating income of the garage doors segment was $5.8 million, an increase of $.8 million or 17.1% compared to last year. The effect of increased sales and cost reduction programs were the principal reasons for the increase. The company anticipates that garage doors' near-term operating results will continue to improve.

     Operating income for the installation services segment was $2.0 million, approximately the same as last year.

     Operating income of the specialty plastic films segment was $9.1 million, an increase of $4.7 million or 106.5% compared to last year. Increased volume and manufacturing efficiencies, both domestically and in Europe, were the primary reasons for the improvement in the segment's operating results, and further strong performance is anticipated.

     Operating income of the electronic information and communication systems segment was $2.9 million, a decrease of $2.6 million or 47.1% compared to last year. The effect of lower sales and increased research and development expenditures, including costs associated with its previously announced technology initiatives which are expected to total approximately $5 million for the year, were the principal reasons for the decrease. Although it is expected that this segment will continue to be impacted by the increased research and development activities and by reduced orders in its integrated circuit business, the company anticipates near-term improvement in the segment's core operations.

     Net interest expense decreased by $.9 million compared to last year principally due to the effect of debt repayments and lower interest rates.

Nine months ended June 30, 2001
-------------------------------

     Net sales were $841.8 million for the nine-month period ended June 30, 2001, an increase of $23.4 million or 2.9%.

     Net sales of the garage doors segment were $306.5 million, a decrease of $12.0 million or 3.8% compared to last year. Lower unit sales due to the continued effects of a slowing economy, competitive markets and winter weather conditions in the first half of the year, partly offset by higher unit sales from improved operations in the third quarter, were the principal reasons for the decrease.

     Net sales of the installation services segment were $198.6 million, a decrease of $2.5 million or 1.3% compared to last year. The adverse impact of softer housing markets was mitigated somewhat by growth from expanded product offerings.

     Net sales of the specialty plastic films segment were $225.5 million, an increase of $35.4 million or 18.6% compared to last year. Higher unit sales volume both domestically and at Finotech, the segment's European joint venture, partly offset by the effect of a stronger U.S. dollar on foreign operations and selling price adjustments to pass through raw material cost decreases to customers, were the principal reasons for the increase.

     Net sales of the electronic information and communication systems segment were $130.2 million, a decrease of $1.2 million or .9% compared to last year. Higher funding levels on existing programs and a full nine months of operating results from the search and weather radar business acquired last year were offset by the effect of delays in anticipated orders in connection with certain on-going programs.

     Operating income for all business segments for the nine months ended June 30, 2001 was $53.0 million, an increase of $8.9 million or 20.2% compared to last year. Operating results for the nine months ended June 30, 2001 included a pretax pension curtailment gain of approximately $3.1 million, which was evenly divided between the specialty plastic films and garage doors segments.

     Operating income of the garage doors segment was $9.3 million, a decrease of $3.6 million or 27.8% compared to last year. Garage doors' lower sales and lower margins through the first half of the year were partly offset by the effect of cost reduction programs and by higher sales in the third quarter. Unprofitable operations in a commercial door product line and competitive pricing also contributed to the segment's reduced operating results for the nine months.

     Operating income of the installation services segment was $3.9 million, a decrease of $1.4 million or 26.0% compared to last year. Higher margins from improved product mix and expanded product offerings were offset by higher distribution and selling costs.

     Operating income of the specialty plastic films segment was $30.7 million, an increase of $18.0 million or 142.3% compared to last year. The increase was primarily due to higher unit sales in both the segment's domestic and European operations and related manufacturing efficiencies.

     Operating income of the electronic information and communication systems segment was $9.1 million, a decrease of $4.2 million or 31.5% compared to last year, primarily due to costs associated with its previously announced technology initiatives and lower sales.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow provided by operations for the nine months ended June 30, 2001 was $72.5 million compared to $12.2 million last year principally due to increased earnings and improved working capital management. Working capital was $191.5 million at June 30, 2001.

     Net cash used in investing activities during the nine months aggregated $19.3 million, and principally consisted of capital expenditures made in connection with increasing production capacity.

     Net cash used in financing activities during the nine months was approximately $36.3 million. Substantially all of these cash flows were in connection with the repayment of bank borrowings. During the quarter ended June 30, 2001 the company's European operations entered into new bank loan agreements, replacing then existing financing arrangements. The new agreements, which bear interest at variable rates based upon Euribor, include a term loan of approximately $13 million with maturities through 2004 and revolving credits for up to approximately $20 million. Subsequent to June 30, 2001, outstanding borrowings under the revolving credits were reduced by approximately $9 million.

     Anticipated cash flows from operations, together with existing cash, bank lines of credit and lease line availability, should be adequate to finance presently anticipated working capital and capital expenditure requirements and to repay long-term debt as it matures.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 141 and 142 (SFAS 141 and SFAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets", respectively. Refer to Note 7 of "Notes to Condensed Consolidated Financial Statements" for more information about these new standards.

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





Date:  August 7, 2001