Form 10-K
period 2001-09-30
GRIFFON CORP
filed 2001-12-21
CIK 50725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                    FORM 10-K
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 2001
                                       or
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                           Commission File No. 1-6620

                              GRIFFON CORPORATION

             (Exact name of registrant as specified in its charter)


              Delaware                              11-1893410
    (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)             Identification No.)

100 Jericho Quadrangle, Jericho, New York           11753
(Address of Principal Executive Offices)         (Zip Code)

Registrant's telephone number, including area code:    (516) 938-5544


          Securities registered pursuant to Section 12(b) of the Act:

                                          Name of each exchange on
        Title of each class                  which registered
        -------------------               -------------------------
    Common Stock, $.25 par value          New York Stock Exchange
    Preferred Share Purchase Rights       New York Stock Exchange


          Securities registered pursuant to Section 12(g) of the Act:

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. As of December 14, 2001 - approximately $469,000,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of December 14, 2001-32,839,460.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part III - Registrant's definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                                     PART I
ITEM 1 - BUSINESS

The Company

     Griffon is a diversified manufacturing company with operations in four business segments: Garage Doors; Installation Services; Specialty Plastic Films; and Electronic Information and Communication Systems. The company's Garage Doors segment designs, manufactures and sells garage doors for use in the residential housing and commercial building markets. The Installation Services segment sells, installs and services garage doors, garage door openers, manufactured fireplaces, floor coverings, cabinetry and a range of related building products primarily for the new residential housing market. The company's Specialty Plastic Films segment develops, produces and sells plastic films and film laminates for use in infant diapers, adult incontinence products, feminine hygiene products and disposable surgical and patient care products. The company's Electronic Information and Communication Systems segment designs, manufactures, sells and provides logistical support for communications, radar, information, command and control systems and large-scale integrated circuits for defense and commercial markets.

     The company has made strategic investments in each of its business segments to enhance its market position, expand into new markets and further accelerate growth. Garage Doors and Installation Services have acquired several manufacturing and installation companies in recent years. In fiscal 1997, the company acquired a West Coast-based garage door manufacturing and installation company, which enhanced the company's national market position. In 1999, Installation Services acquired an operation located in the Southwest that sells and installs a range of specialty products to the new residential construction market, expanding the products and services offered by the company. In 2000 the company acquired a Michigan garage door wholesale and installation company and a Seattle fireplace and garage door installation business. In 1998 Specialty Plastic Films acquired a manufacturer of plastic packaging and specialty films located in Germany, expanding its markets, and subsequently added additional production capacity in its European joint venture in connection with multi-year contracts from a major international consumer products company. In 2000 the Electronic Information and Communication Systems segment acquired a search and weather radar business.

Garage Doors

     The company believes that its wholly-owned subsidiary, Clopay, is the largest manufacturer and marketer of residential garage doors and among the largest manufacturers of commercial doors in the United States. The company's building products are sold under Clopay(R), Ideal Door(R), Holmes(R) and AtlasTM brand names through an extensive distribution network throughout the United States. The company estimates that the majority of Garage Doors' net sales are from sales of garage doors to the home remodeling segment of the residential housing market, with the balance from the new residential housing and commercial building markets. Sales into the home remodeling market are being driven by the continued aging of the housing stock and the conversion by homeowners from wood doors to lighter weight, easier to maintain steel doors.

Industry

     According to industry sources, the residential and commercial/industrial garage door market for 2000 was estimated to be $1.7 billion. Over the past decade there have been several key trends driving the garage door industry including the shift from wood to steel doors and the growth of the home center channel of distribution. The company estimates that over 90% of the total garage door market today is steel doors. Superior strength, reduced weight and low maintenance have favored the steel door. Other product innovations during this period include insulated double-sided steel doors, new springing systems and, most recently, residential garage doors with improved safety features.

     The growth of the home center channel of distribution in the United States has resulted in a shift from traditional channels, including professional installers and wholesalers. Over the past decade, an increasing number of garage doors have been sold through home center retail chains such as The Home Depot, Inc. These home centers offer garage doors for the do-it-yourself market and commercial contractors, as well as installation services for other customers. Distribution through the retail channel requires a different approach than that traditionally utilized by garage door manufacturers. Factors such as immediately available inventory, national distribution, national installation services, point-of-sale merchandising and special packaging are all important to the retailer.

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

Strategy

     The company intends to increase its market share in Garage Doors by capitalizing on what it believes to be its leadership position as the largest manufacturer and marketer of residential garage doors and one of the largest manufacturers of commercial garage doors in the United States. Specifically, the company intends to: (i) continue sales growth through its dealer network and penetration of the retail market; (ii) increase brand awareness through merchandising programs and advertising; (iii) maintain a leadership position in new product development; and (iv) expand its production and presence nationally through continued strategic acquisitions.

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

     The company generally markets its lines of residential garage doors in three primary product categories: Value, Value Plus and Premium. The Value series door construction consists of a single layer of steel or wood doors targeting the construction market and the cost conscious consumer market. The Value Plus series consists of insulated steel doors targeting the new construction market and the quality-oriented consumer market. The Premium series consists of steel doors with a layer of insulation bonded between two sheets of steel targeting consumers who desire exceptional strength, durability, high insulation value, quiet operation, and a finished interior appearance.

     The company markets commercial doors in two basic categories: sectional doors and slatted steel coiling doors. Commercial sectional doors are similar to residential garage doors, but are designed to meet more demanding performance specifications. Slatted steel coiling doors and their openers are generally utilized in more demanding commercial and industrial applications, providing an attractive combination of flexibility and durability. The slatted steel coiling door product line, which includes service doors, thermal doors, and fire doors can be found in warehouses, manufacturing facilities, military installations and in public and institutional buildings. The company also provides (i) counter shutters, fire shutters and grilles that are used in shopping malls, schools, hospitals and the concession areas of large arenas and convention centers, and
(ii) commercial sectional door openers.

Sales and Marketing

     The company sells residential and commercial doors for professional installation directly to a national network of professional installing dealers. The company also sells garage doors to retailers such as The Home Depot, Inc., Menards, Inc. and Lowe's Companies, Inc. In fiscal 2000 the company became the principal supplier of residential garage doors throughout the United States and Canada to The Home Depot, Inc., with Clopay(R) brand doors being sold exclusively to this retail customer in the retail channel of distribution. The segment's largest customer is The Home Depot, Inc. The loss of this customer would have a material adverse effect on the company's business. Sales of the Clopay(R) brand outside the retail channel of distribution are not restricted, and the company continues to sell doors to other retailers under the Ideal Door(R) and Holmes(R) brands. Recently, national home center chains have begun to offer installation services to consumers, provided through sub-contractors (including the company), for some of its product categories. Also, in fiscal 2000 Clopay was awarded an exclusive, multi-year contract with Lennar Corporation, one of the largest homebuilders in the United States. The company distributes its garage doors directly from its manufacturing facilities to customers, through its network of 47 company-owned distribution centers, including two regional distribution centers, throughout the United States and in Canada. These distribution centers allow the company to maintain an inventory of garage doors near installing dealers and to provide quick-ship service to retail customers.

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

Research and Development

     The company operates a technical development center where its research engineers work to design, develop and implement new products and technologies and perform durability and performance testing of new and existing products, materials and finishes. Also at this facility, the company's process engineering team works to develop new manufacturing processes and production techniques aimed at improving manufacturing efficiencies.

Competition

     The garage door industry is characterized by several large national manufacturers and many smaller regional and local manufacturers. The company competes on the basis of service, quality, innovative products and services, brand awareness and price.

Installation Services

     The company has developed a substantial network of specialty building products installation and service operations. These 38 locations serving 24 markets, covering many of the key new single family home markets in the United States, offer an increasing variety of building products and services to the residential construction and remodeling industries. The company believes that it is one of the leading installing dealers of both garage doors and manufactured fireplaces in the United States.

Industry

     The company provides installed specialty building products to residential builders and to consumers. Builders are increasingly acting as developers and marketers, sub-contracting a substantial portion of the actual construction of a home. Consumers require professional installation services of the company's building products due to the skill levels required for installation and/or the lack of time to perform the installation themselves. Traditionally, the market for installation services has been very fragmented, characterized by small operations offering a single type of building product in a single market.

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

     Selection Centers. The company operates well-appointed product design centers that facilitate selection of products by the consumer, enhancing customer service and providing an environment conducive to up-selling into higher margin products.

Strategy

     The company believes that Installation Services has distinguished itself in the marketplace as an expert in select building product categories, with a focus on value-added service.

     Installation Services has targeted geographic markets that have a sizeable population or significant growth demographics. The company currently serves 19 of the top 100 metropolitan markets based on population and 11 of the top 20 new single-family residential construction markets. The markets served account for approximately 25% of all new residential housing permits in the United States. The company seeks to promote the continued growth of the Installation Services business through both internal growth and strategic acquisitions of new operations in high growth construction markets.

     Installation Services' multiple product offering is primarily targeted at new construction, wherein products are generally consumed at approximately the same time in the construction process. Products offered can be selected and upgraded by the customer in the company's design centers. The company believes that its multi-product offering provides strategic marketing advantages over traditional, single product competitors, and provides the company with operational efficiencies. The company seeks to increase the cross-selling of its multiple products to its existing customers. Additionally, the company plans further growth through the introduction of additional installed building products. The replacement and remodeling markets are additional markets for the company's products and professional installation services.

Products and Services

     Installation Services sells and installs a variety of building products:

     Garage Doors and Openers - garage doors are distributed, professionally installed and serviced in the new construction and replacement markets. This is the largest product category by volume for Installation Services. Installation Services sources most of its garage doors from Garage Doors.

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

     Kitchen and Bath Cabinets - cabinetry,  with options in wood  varieties and
door  styles  are  offered  for   distribution   and  installation  to  the  new
construction market.

     Other - other products include seamless gutters, closet systems, window coverings, bath enclosures, and architectural hardware. Tile and stone applications for shower and bath walls, counter tops and fireplace surrounds are also offered.

Acquisitions

     The Installation Services business has entered new markets primarily through acquisition. Once established in a market, the company introduces additional product categories to the acquired company's product offerings. From 1993 through 2000, the company has completed thirteen acquisitions of building products service and installation operations.

Competition

     The installation services industry is fragmented, consisting primarily of small, single-market companies which have less financial resources than the company. The company competes on the basis of service, product line diversity, price and brand awareness.

Specialty Plastic Films

     The company believes that, through Clopay Plastics Products Company, it is a leading developer and producer of plastic films and laminates for a variety of hygienic, health care and industrial uses in domestic and certain international markets. Specialty Plastic Films' products include thin gauge embossed and printed films, elastomeric films and laminates of film and non-woven fabrics. These products are used primarily as moisture barriers in disposable infant diapers, adult incontinence products and feminine hygiene products, as protective barriers in single-use surgical and industrial gowns, drapes, equipment covers, and as packaging for hygienic products. Specialty Plastic Films' products are sold through the company's direct sales force primarily to multinational consumer and medical products companies.

Industry

     The specialty plastic films industry has been affected by several key trends over the past five years. These trends include the increased use of disposable products in developing countries and favorable demographics, such as the aging of the population, in the major global economies. Other key trends representing significant opportunities for manufacturers include the continued demand for new advanced products such as cloth-like, breathable and laminated products and the need of major customers for global supply partners.

Key Competitive Strengths

     The company believes that the following strengths will continue to enhance the market position of Specialty Plastic Films:

     Technological Expertise and Product Development. The company believes that, as a result of ongoing research and development activities and continued capital investment, it is a leader in new product development for specialty plastic films and laminates. The company has developed technologically advanced embossed films, elastomeric films, breathable films, laminates and cloth-like barrier products for diapers, feminine hygiene products, disposable health care and industrial products. The company believes that its technical expertise and product development capabilities enhance its market position and customer relationships.

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

Strategy

     The company seeks to expand its market presence for Specialty Plastic Films by capitalizing on its technological and manufacturing expertise and on its relationships with major international consumer products companies. Specifically, the company believes that it can continue to increase its domestic sales and expand internationally through ongoing product development and enhancement and by marketing its technologically advanced breathable films and laminates for use in all of its markets. The company believes that its Finotech joint venture and 1998 acquisition of Bohme (see European Operations) provide a strong platform for additional sales growth in certain international markets.

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

Sales and Marketing

     The company sells its products primarily in the United States and Europe with sales also in Canada, Latin America and Asia Pacific. The company utilizes an internal direct sales force, organized by customer accounts. Senior management actively participates by developing and maintaining close contacts with customers.

     The company's largest customer is Procter & Gamble, which has accounted for a substantial portion of Specialty Plastic Films' sales over the last five years. The loss of this customer would have a material adverse effect on the company's business. Specialty plastic films also are sold to a diverse group of other leading consumer, health care and industrial companies.

Research and Development

     The company believes it is an industry leader in the research, design and development of specialty plastic films and laminate products. The company operates a technical center where approximately 30 chemists, scientists and engineers work independently and in strategic partnerships with the company's customers to develop new technologies, products and product applications. Currently, the company is engaged in several joint efforts with the research and development departments of its customers.

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

     In 1997, Finotech constructed and began to operate a manufacturing facility in Germany, and subsequently increased capacity by adding new state of the art production lines. This expansion was designed to meet demand under multi-year contracts with a major international consumer products company.

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

Electronic Information and Communication Systems

     The company, through its wholly-owned subsidiary, Telephonics Corporation, specializes in advanced electronic information and communication systems for defense, aerospace, civil, industrial, and commercial markets worldwide. The company designs, manufactures, sells, and provides logistical support for aircraft communication systems, radar, air traffic management systems, identification friend or foe ("IFF") equipment, transit communications and custom, mixed-signal, application specific integrated circuits. The company is a leading supplier of airborne maritime surveillance radar and aircraft intercommunication management systems, two of the segment's largest product lines. In addition to its traditional defense products used predominantly by the United States Government, in recent years the company has successfully adapted its core technologies to products used in military and commercial applications worldwide and has expanded its presence in both non-defense government and commercial markets.

Industry

     The United States defense electronics procurement budget is expected to grow faster than the overall defense budget. Growth in this budget area reflects the trend in recent years for the United States' Department of Defense to opt for the installation of new electronic systems and equipment in existing aircraft rather than develop totally new weapons systems. Conflicts involving the country's military have also tended in recent years to require deployment and significant coordination between air, sea and ground forces, often in distant parts of the world, underscoring the evolution and growing importance of electronic systems that provide surveillance, tracking, communication and command and control. It is anticipated that the need for such systems will also increase in connection with the increasingly active role that the military is expected to play in the war on terrorism, both at home and abroad. Telephonics' advanced systems and sub-systems are well positioned to address the needs of an electronic battlefield with emphasis on the generation and dissemination of timely data for use by highly mobile ground, air and naval forces.

     The table below lists some of the major programs the company currently participates in:

     Customer                 Product                   Description
     -------                  -------                   -----------
The Boeing              Intercommunications       U.S. Air Force C-17A Cargo
Company                 Management Systems        Transport
                                                  U.S. Air Force C-130 Hercules Air
                                                  Transport
                                                  NATO Airborne Warning and Control
                                                  System (AWACS)
                                                  U.S. Navy F/A-18E/F
                                                  Fighter/Attack Aircraft

                      Identification Friend or    U.S./NATO AWACS
                      Foe System

BAE Systems           Intercommunications         UK NIMROD Royal Maritime Patrol
                      System Integration          Aircraft

Northrop Grumman      Intercommunications         Joint STARS Surveillance Aircraft
                      Management Systems

                      Maritime Surveillance       U.S. Coast Guard HU-25 Aircraft
                      Radar

Lockheed Martin       Intercommunications         U.S. Navy P-3 Aircraft
Corporation           Management Systems
                                                  U.S. Navy MH-60S/MH-60R
                                                  Helicopters

                      Maritime Surveillance       U.S. Navy MH-60R LAMPS Helicopter
                      Radar and Identification
                      Friend or Foe System

Sikorsky              Maritime Surveillance       S-70B Maritime Surveillance
Aircraft Company      Radar                       Helicopter

                      Intercommunications         SH-60B Maritime Surveillance
                      Management Systems          Helicopter


     Telephonics is generally a first tier supplier to prime contractors in the defense industry such as Boeing, Lockheed Martin, Northrop Grumman and BAE Systems. With the significant contraction and consolidation that has occurred in the U.S. and international defense industry, major prime contractors worldwide are relying more heavily on smaller, key suppliers to provide advances in technology and greater efficiencies to reduce the cost of major systems and platforms. We believe that this situation creates an attractive opportunity for established, first tier suppliers to capitalize on existing relationships with major prime contractors and play a larger role in the foreseeable future.

     In recent years, the segment has also significantly expanded its customer base in international markets. The company's international projects include a contract with BAE Systems as part of the United Kingdom's upgrade of the NIMROD surveillance aircraft and increasing number of contracts with the Civil Aviation Authority of China for air traffic management systems for Mainland China. As a result of these and other developments, the segment's sales to these markets continues to increase.

     Some of the major non-defense related programs in which the company currently participates include:

Description                     Customers               Products
-----------                     ---------               --------
Rail Transit                 Kawasaki, Bombardier       Car-borne and wayside
Communications               and others                 communications
                                                        and vehicle health
                                                        monitoring systems for
                                                        rail cars

Air Traffic Control          Civil Aviation             Air traffic control
Equipment                    Authority of China         systems

Commercial Weather           China, India,              Airborne weather
Radar                        Eurocopter and             and search radar
                             others

Key Competitive Strengths

     The company believes that the following strengths will continue to enhance Telephonics' market position:

     Innovative Design and Engineering Capability. The company believes that its reputation for innovative product design and engineering capabilities, especially in the areas of voice and data communications, radio frequency (RF) design, digital signal processing, networking systems, inverse synthetic aperture radar and analog, digital and mixed-signal integrated circuits, has enhanced its ability to secure, retain and expand its participation in defense programs and commercial undertakings. The company is capable of meeting a full range of customer requirements including system requirements definition, product design and development, manufacturing and test, integration and installation, and logistical support. As a result, the company has been successful in developing a number of relationships as an important strategic partner and first tier supplier to various prime contractors.

     Broad Base of Long-Life Programs and Incumbent Supplier Status. The company participates in a range of long-term defense and non-military government programs, both domestically and internationally. The company has developed a base of installed products in these programs that generate significant recurring revenue and retrofit, spare parts and customer support sales. Due to the inherent complexity of defense electronics, the company believes that its incumbent status on major platforms give it a competitive advantage in the selection process for the upgrades and enhancements that have characterized defense electronics procurement. Furthermore, the company believes that awards such as the U.S. Navy's MH-60R LAMPS helicopter program and the recent contract award from Boeing to develop multiple configurations of Telephonics' Secure Digital Intercommunications System in support of the U.S. Air Force's C-130 Avionics Modernization Program, provide competitive advantages when such programs transition from development to the production phase.

Strategy

     The company believes that it is a technological leader in its core markets and intends to pursue new growth opportunities by leveraging its systems design and engineering capabilities and incumbent position on key platforms. For example, during 2000 Telephonics was awarded a contract valued at over $21 million for the development of the next generation integrated radio management system for the U.S. Air Force's C-17A air transport. Following the development phase, the company expects to upgrade the entire fleet of C-17A's with the new equipment. The company also expects substantial sales growth as it transitions from development to the production phase of the MH-60R helicopter program, which is now expected to commence in 2004.

     Telephonics' objective is to anticipate the needs of its core markets and to invest in research and development in an effort to provide solutions well in advance of its competitors. To add additional value to customers' products and solidify relationships and its incumbent status, Telephonics often designs its products to exceed customers' minimum specifications, providing its customers with greater performance and flexibility. The company believes that these practices engender increased coordination and communication with its customers at the earliest stages of new program development, thereby increasing the likelihood that Telephonics' products will be selected and integrated as part of a total system solution.

     Due to increasing demand for broadband wireless voice and data communications, Telephonics is focusing on product development in this area with a view toward creating significant telecommunications market opportunities. Two examples where the segment is leveraging its extensive electronic systems design capability is in the development of equipment whose purpose is to substantially improve the performance of existing wireless networks by increasing their speed, capacity and their overall quality of service and in the development of an electronically steerable, broadband satellite tracking antenna for voice, data and video applications. Additionally, TLSI, Telephonics' integrated circuit design subsidiary, also is expanding its markets by leveraging its expertise to develop application specific standard integrated circuits targeted at the telecommunications, computer and computer peripherals industries. In 2001, TLSI introduced a miniature high precision Clock Generator chip which is used to sequence and synchronize electronic signals. First in a series of application specific standard integrated circuits, this advanced, single chip solution is designed into fiber optic network applications.

Products

     The company manufactures specialized electronic products for a variety of applications. Electronic Information and Communication Systems' products include communication systems, radar systems, information and command and control systems, and mixed-signal application specific large-scale integrated circuits used in defense, non-military government, and commercial markets.

     The company specializes in communication systems and products and is a leading manufacturer of aircraft intercommunication systems with products in digital and analog communication management, digital audio distribution and control, and communication systems integration. The company's communication products are used on the U.S. Navy's MH-60R multi-mission and MH-60S utility helicopters, the United Kingdom's NIMROD surveillance aircraft, U.S. Air Force C-17A cargo transport, the U.S. Air Force's Joint Surveillance and Target Acquisition Radar System (Joint-STARS), and AWACS. The company has also expanded its communications expertise into the mass transit rail market and its communication systems have been selected for installation by several major mass transit authorities.

     The company's command and control systems include airborne maritime surveillance and weather and search radar systems, air traffic management systems and tactical instrument landing systems. During 2000, Telephonics acquired a search and weather radar business from Honeywell International, expanding its maritime radar product line. The company provides both the expertise and equipment for detecting and tracking targets in a maritime environment and flight path management systems for air traffic control applications. Its maritime radar systems, which are used in more than 20 countries, are fitted aboard helicopters, fixed-wing aircraft, and aerostats for use at sea. The company's aerospace electronic systems include IFF systems used by the U.S. Air Force and NATO on the AWACS aircraft and tactical microwave landing systems used by the U.S. Navy, NASA and other customers for ground and ship based applications.

     Through TLSI the company manufactures custom and standard, mixed-signal, application specific large-scale integrated circuits for customers in the security, automotive and telecommunications industries and for the military. Security applications include smoke and motion detectors as well as intrusion alarm systems. Suppliers to the automotive industry feature the company's custom circuits in engine controllers, power window controllers, airbag sensors, fluid level sensors and rear window defoggers. Defense applications include chips used in weapon fuses and shipboard test and maintenance equipment used by the U.S. Navy to repair and maintain aircraft radar and communications equipment. In addition, the company's custom integrated circuits are important components in various computer peripheral devices.

Backlog

     The company's funded backlog for Electronic Information and Communication Systems was approximately $176 million on September 30, 2001, compared to $190 million on September 30, 2000.

Sales and Marketing

     Telephonics has approximately 16 technical business development personnel who act as the focal point for its marketing activities and approximately 30 sales representatives who introduce its products and systems to customers worldwide.


Research and Development

     A portion of this segment's research and development activities are generally performed under government contracts and the segment regularly updates its core technologies through internally funded research and development. The selection of these R&D projects is based on available opportunities in the marketplace as well as input from the company's customers. These projects have generally represented an evolution of existing products rather than entirely new pursuits. Recent internally funded research and development has resulted in the development of a next generation airborne imaging maritime surveillance radar system and an all digital, totally secure intercommunication management system.

     By leveraging its extensive military electronics systems' design and development capability, Telephonics believes it can create additional growth opportunities and enter new markets, and is undertaking a series of development initiatives related to broadband, wireless and integrated circuit operations (see "Strategy"). These development initiatives, which began in 2001 are estimated at approximately $5-6 million for fiscal 2002 with the objective of generating incremental revenue commencing in 2003.

Competition

     Electronic Information and Communication Systems competes with major manufacturers of electronic information and communication systems that have greater financial resources than the company, and with several smaller manufacturers of similar products. The company competes on the basis of technology, design, quality, price and program performance.

Employees

     The company has approximately 5,400 employees located throughout the United States and in Europe. Approximately 140 of its employees are covered by a collective bargaining agreement, primarily with an affiliate of the AFL-CIO. The company believes its relationships with its employees are satisfactory.

Research and Development

     Research and development costs not recoverable under contractual arrangements are charged to expense as incurred. Research and development costs for all business segments were approximately $13,800,000 in 2001, $10,700,000 in 2000, and $8,900,000 in 1999.

Officers of the Registrant

                                          Served as       Positions and
      Name              Age             Officer Since        Offices
      ----              ---             -------------     -------------

Harvey R. Blau          66                  1983         Chairman of the
                                                         Board and Chief
                                                         Executive Officer

Robert Balemian         62                  1976         President and Chief
                                                         Financial Officer

Patrick L. Alesia       53                  1979         Vice President and
                                                         Treasurer

Edward I. Kramer        67                  1997         Vice President,
                                                         Administration and
                                                         Secretary

ITEM 2 - PROPERTIES

     The company occupies approximately 4,200,000 square feet of general office, factory and warehouse space and showrooms throughout the United States and in Germany. The following table sets forth certain information related to the company's major facilities:

                                                                Approximate     Owned
                                                                  Square         or
Location          Business Segment            Primary Use         Footage       Leased
--------          ----------------            -----------       ------------    ------
Jericho, NY       Corporate Headquarters      Office               11,000       Leased

Farmingdale, NY   Electronic Information      Manufacturing       167,000       Owned
                  and Communication           and research
                  Systems                     and development

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

Dombuhl,          Specialty Plastic Films     Manufacturing       398,000       Owned
Germany

Augusta, KY       Specialty Plastic Films     Manufacturing       143,000       Owned

Nashville, TN     Specialty Plastic Films     Manufacturing       126,000       Leased

Russia, OH        Garage Doors                Manufacturing       274,000       Owned

Baldwin, WI       Garage Doors                Manufacturing       116,000       Leased

Nesbit, MS        Garage Doors                Manufacturing        70,000       Owned

Los Angeles, CA   Garage Doors                Garage door          40,000       Leased
                                              hardware
                                              manufacturing

Auburn, WA        Garage Doors                Manufacturing       123,000       Leased

Tempe, AZ         Garage Doors                Manufacturing       143,000       Leased
                  Installation Services       Warehousing

     The company also leases approximately 1,900,000 square feet of space for the Garage Doors distribution centers and Installation Services locations in numerous facilities throughout the United States.

     The company has aggregate minimum annual rental commitments under real estate leases of approximately $11.0 million. The majority of the leases have escalation clauses related to increases in real property taxes on the leased property and some for cost of living adjustments. Certain of the leases have renewal and purchase options. Clopay, the company's wholly owned subsidiary, is in the process of relocating its offices and a research and development facility. It is anticipated that these two locations, which are leased and presently aggregate 102,000 square feet, will be replaced in fiscal 2002 by newly constructed premises in the Cincinnati, OH area that will provide approximately 126,000 square feet under a long-term lease with an option to purchase. Annual rent expense for the new facility is expected to be approximately the same as for the locations being replaced. The plants and equipment of the company are believed to be in adequate condition and contain sufficient space for current and presently foreseeable needs.


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

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

     (a) The company's Common Stock is listed for trading on the New York Stock Exchange. The following table shows for the periods indicated the quarterly range in the high and low sales prices for the company's Common Stock adjusted for the 10% Common Stock dividend issued in 2001:

        FISCAL QUARTER ENDED                       HIGH            LOW
                                                   ----            ---
        December 31, 1999                        $ 7.44          $6.14
        March 31, 2000                             7.73           6.25
        June 30, 2000                              7.10           4.77
        September 30, 2000                         7.33           5.11
        December 31, 2000                          7.27           5.63
        March 31, 2001                             7.27           6.14
        June 30, 2001                             10.00           6.98
        September 30, 2001                        12.20           9.12


     (b) As of November 1, 2001, there were approximately 14,300 recordholders of the company's Common Stock.

     (c) The company declared and paid a 10% Common Stock dividend during fiscal 2001. No cash dividends on Common Stock were declared or paid during the five years ended September 30, 2001.

ITEM 6 -  SELECTED FINANCIAL DATA

                                              YEARS ENDED SEPTEMBER 30,
                   ------------------------------------------------------------------------------
                        2001            2000            1999            1998            1997
                        ----            ----            ----            ----            ----
Net sales        $1,160,125,000   $1,118,386,000   $1,032,697,000   $914,874,000    $770,227,000
                 ==============   ==============   ==============   ============    ============
Net income       $   30,593,000   $   24,880,000   $   20,211,000   $ 29,321,000    $ 33,164,000
                 ==============   ==============   ==============   ============    ============
 Per share:
   Basic         $          .93   $         .75    $          .60   $        .87    $       1.02
                 ==============   ==============   ==============   ============    ============
   Diluted       $          .92   $         .75    $          .60   $        .85    $        .97
                 ==============   ==============   ==============   ============    ============

Total assets     $  584,993,000   $  582,026,000   $  533,440,000   $487,938,000    $384,759,000
                 ==============   ==============   ==============   ============    ============
Long-term
  obligations    $  117,943,000   $  134,942,000   $  135,284,000   $112,829,000    $ 53,854,000
                 ==============   ==============   ==============   ============    ============

     Operating results for 2001 include a $3,156,000 pre-tax pension curtailment gain and for 1999 include a $3,500,000 pre-tax restructuring charge. Net income for 2000 excludes a $5,290,000 charge for the cumulative effect of a change in accounting principle.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS


RESULTS OF OPERATIONS

Fiscal 2001 Compared to Fiscal 2000

        Operating results (in thousands) by business segment were as follows:

                                   Net Sales          Operating Profit
                                   ---------          ----------------
                               2001        2000         2001       2000
                              ----         ----         ----       ----
Garage doors               $  428,601  $  431,213     $18,223    $17,002
Installation services         268,758     268,398       6,099      6,842
Specialty plastic films       297,100     262,075      41,772     20,315
Electronic information
 and communication systems    191,782     186,592      16,076     19,097
Intersegment revenues         (26,116)    (29,892)       -          -
                           ----------  ----------     -------    -------
                           $1,160,125  $1,118,386     $82,170    $63,256
                           ==========  ==========     =======    =======

Garage Doors

     Net sales of the garage door segment decreased by $2.6 million compared to 2000 due to lower unit sales. Unit sales decreases occurred in the first half of the year primarily due to competitive markets and economic conditions. Operating results strengthened and unit sales increased in the second half reflecting the effect of improved service levels and market conditions.

     Operating profit of the garage doors segment increased $1.2 million compared to last year. Gross profit as a percentage of sales was essentially unchanged compared to the prior year. Lower gross profit margins (approximately 25.4% in 2001 compared to 27.4% last year) and operating profit in the first six months of the year were offset in the second half by improved gross profit margins (approximately 29.0% in 2001 compared to 27.0% in 2000) and increased operating profit due primarily to the sales growth, increased manufacturing efficiencies and lower expense levels. Selling, general and administrative expenses decreased by approximately $1.4 million primarily due to the effect in the second half of the year of cost reduction programs. The profitability improvement that garage doors experienced in the second half of the year is expected to continue in 2002 through sales growth and the impact of improved operational efficiencies.

Installation Services

     Net sales of the installation services segment were approximately the same as last year. The impact of softer housing markets was mitigated by growth from expanded product offerings.

     Operating profit of the installation services segment decreased $.7 million compared to last year. Gross margin percentage increased from approximately 25.9% last year to 26.4% in 2001 as expanded product offerings resulted in improved product mix. Selling, general and administrative expenses as a percentage of sales increased from approximately 23.3% last year to 24.2% in 2001 due to higher selling costs, offsetting the margin improvement.

Specialty Plastic Films

     Net sales of the specialty plastic films segment increased $35.0 million compared to 2000. Domestic sales increased $27.3 million and sales of the segment's European operations increased by approximately $7.7 million. Both domestic and foreign unit sales increased approximately 20% compared to last year due primarily to increased demand for its breathable hygienic products used in infant diapers and health care products. The effect of increased unit volumes was partly offset by the impact of a stronger U.S. dollar on translated foreign sales and due to selling price adjustments made to pass through raw material cost decreases to customers.

     Operating profit of the specialty plastic films segment increased $21.5 million compared to last year with substantial increases occurring in both domestic and European operations. Strong demand was met using modern, state-of-the-art production facilities and processes that are able to perform at higher production rates. The increased manufacturing efficiencies, sales growth and a favorable product mix resulted in the gross margin percentage increasing from approximately 20.0% last year to 25.4% in 2001. Also contributing to the profitability improvement in 2001 was reduced selling, general and administrative expenses as a percentage of sales, which decreased from approximately 11.9% last year to 11.1% in 2001.

Electronic Information and Communication Systems

     Net sales of the electronic information and communication systems segment increased $5.2 million compared to 2000. The increase was primarily due to increased sales in connection with the C-17 and other defense communications programs, partly offset by lower sales in the segment's integrated circuit business.

     Operating profit of the electronic information and communication systems segment decreased $3.0 million compared to last year. Gross profit as a percentage of sales was approximately the same as fiscal 2000. The effect of increased sales in the segment's core business and lower selling, general and administrative expenses was offset by approximately $4.7 million of costs associated with its previously announced technology initiatives. These development initiatives are expected to aggregate $5-6 million for 2002 with the objective of generating incremental revenue commencing in 2003.

Net  Interest  Expense

     Net interest expense decreased by $1.6 million compared to last year due to the effect of debt repayments and lower interest rates.

Fiscal 2000 Compared to Fiscal 1999

     Operating results (in thousands) by business segment were as follows:

                                  Net Sales           Operating Profit
                                  ---------           ----------------
                             2000         1999        2000        1999
                             ----         ----        ----        ----
Garage doors             $  431,213    $  447,713    $17,002     $27,933
Installation services       268,398       240,669      6,842       6,518
Specialty plastic films     262,075       197,474     20,315         550
Electronic information
 and communication systems  186,592       177,091     19,097      15,616
Intersegment revenues       (29,892)      (30,250)      -           -
                         ----------    ----------    -------     -------
                         $1,118,386    $1,032,697    $63,256     $50,617
                         ==========    ==========    =======     =======

Garage Doors

     Net sales of the garage doors segment decreased by $16.5 million compared to 1999. The decrease was principally due to unit volume decreases in sales of residential and commercial garage doors by approximately 6% and 15%, respectively, and the effect of the sale in 1999 of a commercial product line that had net sales of approximately $7 million in the first half of 1999, offset in part by improved product mix.

     Operating profit of the garage doors segment decreased by $10.9 million compared to 1999. Increased profitability due to favorable product mix and manufacturing efficiencies was offset by the effect of the sales decrease, higher operating costs associated with establishing regional distribution centers, brand development and merchandising and service programs for the segment's retail distribution channel and the effect of competitive pricing. Also contributing to the decrease was an increased loss of approximately $3 million from a commercial door product line.

Installation Services

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

Specialty Plastic Films

     Net sales of the specialty plastic films segment increased $64.6 million compared to the prior year. Approximately $49.4 million of the increase was attributable to substantially higher unit sales volume at Finotech, the segment's European joint venture, partly offset by the effect of a stronger U.S. dollar compared to 1999. The remainder of the increase is principally due to increased unit sales volume in the segment's domestic operations.

     Operating profit of the specialty plastic films segment increased $19.8 million. The majority of the increase was due to substantially higher unit sales volume of the segment's European joint venture and resultant manufacturing efficiencies, partly offset by the effect of a stronger U.S. dollar compared to 1999. The remainder of the increase was due to improved domestic operations from unit sales increases, including sales of new, higher margin products, partly offset by the effects of higher raw material costs.

Electronic Information and Communication Systems

     Net sales of the electronic information and communication systems segment increased $9.5 million compared to 1999 due to increased sales on defense programs transitioning from development to production in the latter part of the year and by sales of an acquired search and weather radar business.

     Operating profit of the electronic information and communication systems segment increased by $3.5 million compared to 1999. The increase reflects improved profitability on certain programs that have transitioned from development to production and earnings of an acquired search and weather radar business, partly offset by increased research and development expenditures.

Net Interest Expense

     Net interest expense increased by $3.7 million compared to 1999 due to higher levels of outstanding debt used to pay for acquisitions in 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow provided by operations for 2001 was $98.8 million, and working capital was $205.9 million at September 30, 2001. Operating cash flows increased compared to last year due to the higher earnings and improved working capital management.

     Net cash used in investing activities during 2001 was approximately $25.5 million. The company had capital expenditures of approximately $26.7 million, principally made in connection with increasing production capacity and manufacturing efficiencies. During 2002 the company anticipates capital expenditures of approximately $30 million. A substantial portion of these anticipated expenditures are for additional capacity in the specialty plastic films and garage doors segments.

     Net cash used for financing activities during 2001 was approximately $59.8 million, primarily notes payable and long-term debt reductions of $57.6 million. In June 2001 the company's European operations entered into new bank loan agreements, replacing then existing financing arrangements. Also, in October 2001 the company and a subsidiary entered into a six-year, $160 million credit agreement with several banks, replacing an existing bank agreement and certain short-term lines of credit. See Note 2 of Notes to Consolidated Financial Statements for a further description of the new agreements.

     The company rents various real property and equipment through noncancellable operating leases. Related future minimum lease payments due in 2002 approximate $20 million and are expected to be funded through operating cash flows.

     Anticipated cash flows from operations, together with existing cash, bank lines of credit and lease line availability, should be adequate to finance presently anticipated working capital and capital expenditure requirements and to repay long-term debt as it matures.

Changes In Accounting Principle

     In June 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 141 and 142 (SFAS 141 and SFAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets", respectively. SFAS 141 addresses financial accounting and reporting for business combinations, requiring the use of the purchase method of accounting. SFAS 142 addresses accounting and reporting for acquired goodwill. It eliminates the previous requirement to amortize goodwill and establishes new requirements with respect to the recognition and valuation of goodwill. The company will adopt these standards for fiscal 2002. Amortization of goodwill has been approximately $2 million per year. The company is in the process of determining what impact adoption of the new standards will have on the carrying value of existing goodwill. Preliminary indications are that all or a substantial portion of goodwill attributable to the company's installation services segment, approximately $26.7 million at September 30, 2001, may be impaired pursuant to the new requirements of SFAS 142. The new standard requires recognizing any impairment which arises at the date of adoption as a cumulative effect of a change in accounting principle in the first quarter of fiscal 2002.

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

ITEM 8 -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the company and its subsidiaries and the report thereon of Arthur Andersen LLP, dated November 6, 2001 are included herein:

        -  Report of Independent Public Accountants.

        -  Consolidated Balance Sheets at September 30, 2001 and 2000.

        - Consolidated Statements of Income, Cash Flows and Shareholders' Equity for the years ended September 30, 2001, 2000, 1999.

        -  Notes to Consolidated Financial Statements.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Griffon Corporation:

     We have audited the accompanying consolidated balance sheets of Griffon Corporation (a Delaware corporation) and subsidiaries as of September 30, 2001 and 2000 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2001. These financial statements and the schedule referred to below are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Griffon Corporation and subsidiaries as of September 30, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States.

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

                                                /s/ Arthur Andersen LLP
                                                ARTHUR ANDERSEN LLP
Roseland, New Jersey
November 6, 2001

                              GRIFFON CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                             September 30,
                                                 -----------------------------------
                                                       2001                2000
                                                       ----                ----
ASSETS
Current Assets:
Cash and cash equivalents                         $ 40,096,000         $ 26,616,000
Accounts receivable, less allowance
  for doubtful accounts of $10,572,000 in
  2001 and $9,494,000 in 2000 (Note 1)             146,425,000          144,259,000

Contract costs and recognized income
  not yet billed (Note 1)                           66,116,000           77,513,000
Inventories (Note 1)                                98,044,000           98,440,000
Prepaid expenses and other current assets           18,148,000           18,891,000
                                                  ------------         ------------
  Total current assets                             368,829,000          365,719,000
                                                  ------------         ------------
Property, Plant and Equipment, at cost, net
  of depreciation and amortization (Note 1)        145,931,000          142,944,000
                                                  ------------         ------------

Other Assets:

Costs in excess of fair value of net assets
  of businesses acquired, net (Note 1)              60,232,000           62,463,000
Other                                               10,001,000           10,900,000
                                                  ------------         ------------
                                                    70,233,000           73,363,000
                                                  ------------         ------------
                                                  $584,993,000         $582,026,000
                                                  ============         ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Notes payable and current portion of long-term
  debt (Note 2)                                   $  8,346,000         $ 44,709,000
Accounts payable                                    59,206,000           61,895,000
Accrued liabilities (Note 1)                        72,537,000           59,489,000
Income taxes (Note 1)                               22,862,000            7,963,000
                                                  ------------         ------------
  Total current liabilities                        162,951,000          174,056,000
                                                  ------------         ------------
Long-Term Debt (Note 2)                            108,615,000          125,916,000
                                                  ------------         ------------
Minority Interest and Other                         19,574,000           18,093,000
                                                  ------------         ------------
Commitments and Contingencies (Note 4)

Shareholders' Equity (Note 3):
Preferred stock, par value $.25 per share,
  authorized 3,000,000 shares, no shares issued            ---                  ---
Common stock, par value $.25 per share,
  authorized 85,000,000 shares, issued
  35,023,437 shares in 2001 and
  31,749,199 shares in 2000                          8,756,000            7,937,000
Capital in excess of par value                      79,761,000           42,167,000
Retained earnings                                  231,668,000          237,786,000
Treasury shares, at cost, 2,284,802
  common shares in 2001 and 2,068,002
  common shares in 2000                            (19,230,000)         (19,133,000)
Accumulated other comprehensive income (Note 1)     (4,573,000)          (3,769,000)
Deferred compensation                               (2,529,000)          (1,027,000)
                                                  ------------         ------------
Total shareholders' equity                         293,853,000          263,961,000
                                                  ------------         ------------
                                                  $584,993,000         $582,026,000
                                                  ============         ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                              GRIFFON CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME

                                                               YEARS ENDED SEPTEMBER 30,
                                                ------------------------------------------------
                                                      2001             2000             1999
                                                --------------   --------------   --------------
Net sales                                       $1,160,125,000   $1,118,386,000   $1,032,697,000
Cost of sales                                      849,436,000      833,404,000      783,505,000
                                                --------------   --------------   --------------
                                                   310,689,000      284,982,000      249,192,000
Selling, general and administrative
  expenses (Note 1)                                239,275,000      230,060,000      207,499,000
Restructuring charge (Note 1)                              ---              ---        3,500,000
                                                --------------   --------------   --------------
                                                    71,414,000       54,922,000       38,193,000
                                                --------------   --------------   --------------
Other income (expense):
  Interest expense                                 (11,065,000)     (11,785,000)      (7,871,000)
  Interest income                                    1,959,000        1,092,000          864,000
  Other, net                                          (581,000)        (780,000)         895,000
                                                --------------   --------------   --------------
                                                    (9,687,000)     (11,473,000)      (6,112,000)
                                                --------------   --------------   --------------
Income before income taxes                          61,727,000       43,449,000       32,081,000
                                                --------------   --------------   --------------
Provision for income taxes (Note 1)                 25,308,000       17,380,000       11,870,000
                                                --------------   --------------   --------------
Income before minority interest and
  cumulative effect of a change in
  accounting principle                              36,419,000       26,069,000       20,211,000
Minority interest                                   (5,826,000)      (1,189,000)             ---
                                                --------------   --------------   --------------
Income before cumulative effect of a
  change in accounting principle                    30,593,000       24,880,000       20,211,000

Cumulative effect of a change in
  accounting principle, net of income
  taxes (Note 1)                                           ---       (5,290,000)             ---
                                                --------------   --------------   --------------
  Net income                                   $    30,593,000   $   19,590,000   $   20,211,000
                                                ==============   ==============   ==============

Basic earnings per share of common stock (Note 1):
  Income before cumulative effect of a
    change in accounting principle                        $.93             $.75             $.60
  Cumulative effect of a change in
    accounting principle                                   ---             (.16)             ---
                                                --------------   --------------   --------------
                                                          $.93             $.59             $.60
                                                ==============   ==============   ==============

Diluted earnings per share of common stock (Note 1):
  Income before cumulative effect of a
    change in accounting principle                        $.92             $.75             $.60
  Cumulative effect of a change in
    accounting principle                                   ---             (.16)             ---
                                                --------------   --------------   --------------
                                                          $.92             $.59             $.60
                                                ==============   ==============   ==============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               GRIFFON CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED SEPTEMBER 30,
                                                ------------------------------------------------
                                                     2001              2000             1999
                                                -------------     ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $ 30,593,000     $ 19,590,000     $ 20,211,000
                                                 ------------     ------------     ------------
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
  Depreciation and amortization                    24,204,000       23,703,000       23,013,000
  Minority interest                                 5,826,000        1,189,000              ---
  Pension curtailment gain                         (3,156,000)             ---              ---
  Cumulative effect of a change in
    accounting principle                                  ---        5,290,000              ---
  Provision for losses on accounts receivable       4,836,000        3,276,000        2,780,000
  Deferred income taxes                             4,268,000       (1,798,000)             ---
  Non-cash asset write-downs from restructuring           ---              ---        2,150,000
  Change in assets and liabilities:
    (Increase) decrease in accounts receivable
      and contract costs and recognized
      income not yet billed                         4,767,000      (36,940,000)     (22,727,000)
    (Increase) decrease in inventories                625,000       (1,045,000)       9,105,000
     Increase in prepaid expenses and
      other assets                                   (304,000)      (2,433,000)      (8,382,000)
    Increase (decrease) in accounts payable,
      accrued liabilities and income taxes payable 22,384,000       12,042,000      (12,854,000)
    Other changes, net                              4,736,000        6,309,000        2,622,000
                                                 ------------     ------------     ------------
  Total adjustments                                68,186,000        9,593,000       (4,293,000)
                                                 ------------     ------------     ------------
      Net cash provided by operating activities    98,779,000       29,183,000       15,918,000
                                                 ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and
   equipment                                      (26,678,000)     (37,366,000)     (27,697,000)
Proceeds from sale of product line                        ---              ---        4,300,000
Acquired businesses                                       ---      (19,841,000)     (20,172,000)
(Increase) decrease in equipment lease deposits     1,469,000        3,917,000       (1,051,000)
Other, net                                           (315,000)       4,271,000           79,000
                                                 ------------     ------------     ------------
      Net cash used in investing activities       (25,524,000)     (49,019,000)     (44,541,000)
                                                 ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares                           (97,000)      (4,585,000)        (725,000)
Proceeds from issuance of long-term debt            1,406,000       26,585,000       38,629,000
Payments of long-term debt                        (52,052,000)     (17,060,000)     (10,107,000)
Increase (decrease) in short-term borrowings       (5,548,000)      22,540,000        3,214,000
Other, net                                         (3,484,000)      (2,270,000)        (472,000)
                                                 ------------     ------------     ------------
      Net cash provided (used) by
        financing activities                      (59,775,000)      25,210,000       30,539,000
                                                 ------------     ------------     ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS          13,480,000        5,374,000        1,916,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR     26,616,000       21,242,000       19,326,000
                                                 ------------     ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR         $ 40,096,000     $ 26,616,000     $ 21,242,000
                                                 ============     ============     ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               GRIFFON CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)

   For the Years Ended September 30, 2001, 2000 and 1999

                                                      CAPITAL                               ACCUMULATED
                                                        IN                                     OTHER
                                    COMMON STOCK     EXCESS OF  RETAINED  TREASURY  SHARES  COMPREHENSIVE   DEFERRED   COMPREHENSIVE
                                 SHARES   PAR VALUE  PAR VALUE  EARNINGS   SHARES    COST      INCOME      COMPENSATION    INCOME
                                 ------   ---------  ---------  --------   ------   ------- -------------- ------------ ------------
Balances, September 30, 1998   31,706,362   $7,927    $40,053   $197,985  1,287,002 $13,823    $  ---        $ 2,053

Foreign currency translation
    adjustment                        ---      ---        ---        ---        ---     ---      (631)           ---       $ (631)
Minimum pension liability
    adjustment                        ---      ---        ---        ---        ---     ---      (443)           ---         (443)
Net income                            ---      ---        ---     20,211        ---     ---       ---            ---        20,211
                                                                                                                           -------
    Comprehensive income (Note 1)     ---      ---        ---        ---        ---     ---       ---            ---       $19,137
                                                                                                                           =======
Amortization of deferred
   compensation                       ---      ---        ---        ---        ---     ---       ---           (634)
Purchase of treasury shares           ---      ---        ---        ---    100,400     725       ---            ---
Exercise of stock options          19,400        5        156        ---        ---     ---       ---            ---
Other                               9,587        2      1,023        ---        ---     ---       ---            100
                               ----------  -------    -------    -------  --------- -------    -------       -------
Balances, September 30, 1999   31,735,349    7,934     41,232    218,196  1,387,402  14,548     (1,074)        1,519

Foreign currency translation
  adjustment                          ---      ---        ---        ---        ---     ---     (2,582)          ---      $ (2,582)
Minimum pension liability
  adjustment                          ---      ---        ---        ---        ---      ---      (113)          ---          (113)
Net income                            ---      ---        ---     19,590        ---      ---       ---           ---        19,590
                                                                                                                           -------
  Comprehensive income (Note 1)       ---      ---        ---        ---        ---      ---       ---           ---       $16,895
                                                                                                                           =======
Amortization of deferred
  compensation                        ---      ---        ---        ---        ---      ---       ---          (592)
Purchase of treasury shares           ---      ---        ---        ---    680,600    4,585       ---           ---
Other                              13,850        3        935        ---        ---      ---       ---           100
                               ----------  -------    -------    -------  --------- -------    -------       -------
Balances, September 30, 2000   31,749,199    7,937     42,167    237,786  2,068,002   19,133    (3,769)        1,027

Foreign currency translation
  adjustment                          ---      ---        ---        ---        ---      ---       999           ---      $    999
Minimum pension liability
  adjustment                          ---      ---        ---        ---        ---      ---    (1,803)          ---        (1,803)
Net income                            ---      ---        ---     30,593        ---      ---       ---           ---        30,593
                                                                                                                          --------
  Comprehensive income (Note 1)       ---      ---        ---        ---        ---      ---       ---           ---      $ 29,789
                                                                                                                          ========
Amortization of deferred
  compensation                        ---      ---        ---        ---        ---      ---       ---          (598)
ESOP purchase of Common Stock         ---      ---        ---        ---        ---      ---       ---         2,000
Purchase of treasury shares           ---      ---        ---        ---     10,000       97       ---           ---
Exercise of stock options          77,000       19        627        ---        ---      ---       ---           ---
10% stock dividend              3,183,028      796     35,904    (36,711)   206,800      ---       ---           ---
Other                              14,210        4      1,063        ---        ---      ---       ---           100
                               ----------  -------    -------    -------  --------- -------    -------       -------
Balances, September 30, 2001   35,023,437   $8,756    $79,761   $231,668  2,284,802  $19,230   $(4,573)       $2,529
                               ==========  =======    =======   ========  ========= =======   ========      ========

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

Cash flows, investments and credit risk

     The company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. Cash payments for interest were approximately $13,577,000, $11,853,000, and $9,141,000 in
2001, 2000 and 1999, respectively.

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

     The components of accumulated other comprehensive income at September 30, 2001 were a foreign currency translation adjustment of $2,214,000 and a minimum pension liability adjustment of $2,359,000.

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

Inventories

     Inventories, stated at the lower of cost (first-in, first-out or average) or market, include material, labor and manufacturing overhead costs and are comprised of the following:

                                                SEPTEMBER 30,
                                        --------------------------
                                            2001           2000
                                        -----------    -----------
Finished goods                          $53,613,000    $58,390,000
Work in process                          27,809,000     20,842,000
Raw materials and supplies               16,622,000     19,208,000
                                        -----------    -----------
                                        $98,044,000    $98,440,000
                                        ===========    ===========

Property, plant and equipment

     Depreciation of property, plant and equipment is provided primarily on a straight-line basis over the estimated useful lives of the assets.

     Leasehold improvements are amortized over the life of the lease or life of the improvement, whichever is shorter.

     Property, plant and equipment consists of the following:

                                                SEPTEMBER 30,
                                        --------------------------
                                            2001           2000
                                        -----------    -----------
Land, buildings and building
   improvements                         $ 45,166,000   $ 43,648,000
Machinery and equipment                  193,371,000    175,829,000
Leasehold improvements                    11,625,000     11,000,000
                                        ------------   ------------
                                         250,162,000    230,477,000
Less-Accumulated depreciation and
  amortization                           104,231,000     87,533,000
                                        ------------   ------------
                                        $145,931,000   $142,944,000
                                        ============   ============

Acquisitions and costs in excess of fair value of net assets of businesses acquired ("Goodwill")

     In June 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 141 and 142 (SFAS 141 and SFAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets", respectively. SFAS 141 addresses financial accounting and reporting for business combinations, requiring the use of the purchase method of accounting. SFAS 142 addresses accounting and reporting for acquired goodwill. It eliminates the previous requirement to amortize goodwill and establishes new requirements with respect to the recognition and valuation of goodwill. The company will adopt these standards for fiscal 2002. Amortization of goodwill has been approximately $2 million per year. The company is in the process of determining what impact adoption of the new standard will have on the carrying value of existing goodwill. Preliminary indications are that all or a substantial portion of goodwill attributable to the company's installation services segment, approximately $26,700,000 at September 30, 2001, may be impaired pursuant to the new requirements of SFAS 142. The new standard requires recognizing any impairment which arises at the date of adoption as a cumulative effect of a change in accounting principle in the first quarter of fiscal 2002.

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

     The above acquisitions, substantially financed by bank borrowings, have been accounted for as purchases and resulted in increases in goodwill of $13,977,000 in 2000 and $14,486,000 in 1999. Goodwill has been amortized on a straight-line basis over a period of twenty to forty years. At September 30, 2001 and 2000, accumulated amortization of goodwill was $13,840,000 and $11,413,000, respectively.

Income taxes

     The provision for income taxes is comprised of the following:

                                 2001            2000            1999
                              -----------     -----------     -----------
Current                      $21,040,000     $19,178,000     $11,870,000
Deferred                       4,268,000      (1,798,000)        ---
                             -----------     -----------     -----------
                             $25,308,000     $17,380,000     $11,870,000
                             ===========     ===========     ===========

                                 2001            2000            1999
                              -----------     -----------     -----------
Federal                      $13,114,000     $ 8,585,000     $ 9,632,000
Foreign                        9,939,000       6,610,000         191,000
State and local                2,255,000       2,185,000       2,047,000
                             -----------     -----------     -----------
                             $25,308,000     $17,380,000     $11,870,000
                             ===========     ===========     ===========

     The components of income before income taxes are as follows:

                                 2001            2000            1999
                              -----------     -----------     -----------
Domestic                     $38,022,000     $27,764,000     $31,646,000
Foreign                       23,705,000      15,685,000         435,000
                             -----------     -----------     -----------
                             $61,727,000     $43,449,000     $32,081,000
                             ===========     ===========     ===========

     The deferred taxes result primarily from differences in the reporting of depreciation, the allowance for doubtful accounts and other nondeductible accruals.

     Cash  payments  for  income  taxes  were   $10,350,000,   $10,295,000   and
$16,938,000 in 2001, 2000 and 1999, respectively.

     The following table indicates the significant elements contributing to the difference between the U.S. Federal statutory tax rate and the company's effective tax rate:

                                 2001            2000            1999
                                 ----            ----            ----
U.S. Federal statutory
  tax rate                      35.0%           35.0%           35.0%
State and foreign
  income taxes                   5.0             5.7             4.4
Other                            1.0             (.7)           (2.4)
                                ----            ----            ----
Effective tax rate              41.0%           40.0%           37.0%

Research and development costs and shipping and handling costs

     Research and development costs not recoverable under contractual arrangements are charged to expense as incurred. Approximately $13,790,000, $10,700,000 and $8,900,000 in 2001, 2000 and 1999, respectively, was incurred on such research and development. Selling, general and administrative expenses include shipping and handling costs of $34,400,000 in 2001, $37,200,000 in 2000 and $37,100,000 in 1999.

Accrued liabilities

     At September 30, 2001 and 2000, accrued liabilities included $27,889,000 and $20,532,000, respectively, for payroll and other employee benefits.

Earnings per share (EPS)

     Earnings per share amounts and the weighted average number of shares used in their calculation have been restated to reflect the effect of a fiscal 2001 10% Common Stock dividend. (See Note 3)

     Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of Common Stock outstanding during the period. The weighted average number of shares of Common Stock used in determining basic EPS was 32,965,000 in 2001, 33,079,000 in 2000 and 33,411,000
in 1999.

     Diluted  EPS  is  calculated  by  dividing   income   available  to  common
shareholders by the weighted average number of shares of Common Stock outstanding plus additional common shares that could be issued in connection with potentially dilutive securities. The weighted average number of shares of Common Stock used in determining diluted EPS was 33,406,000 in 2001, 33,268,000 in 2000 and 33,606,000 in 1999 and reflects additional shares in connection with stock option and other stock-based compensation plans.

     Options to purchase approximately 1,790,000, 4,587,000 and 3,396,000, shares were not included in the computation of diluted earnings per share for the years 2001, 2000 and 1999, respectively, because the effects would be anti-dilutive.

Pension curtailment gain

     Pursuant to the provisions of Statement of Financial Accounting Standards No. 88, "Accounting for Settlements and Curtailments of Defined Benefits Pension Plans and for Termination Benefits," modifications to certain employee benefits and related benefit freezes resulted in the recognition of a pre-tax curtailment gain of $3,156,000 in the fiscal year ended September 30, 2001.

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

     Consequently, in the first quarter of fiscal 2000, the company's 60%-owned joint venture wrote off costs that were previously capitalized in connection with the start-up of the venture and the implementation of additional production capacity. The cumulative effect of this change in accounting principle was $5,290,000 (net of $3,784,000 income tax effect). The minority interest's share of the net charge was $2,116,000 and is included as an offsetting credit in "Minority interest" in the Consolidated Statement of Income for the year ended September 30, 2000.

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
                                            ----------
                                            $3,500,000
                                            ==========

     In the last half of 1998 and continuing into 1999 the company consolidated or closed several garage door manufacturing or distribution facilities. Also, in March 1999 the company completed the sale, at approximately book value, of a peripheral product line, which was operating at a loss. As a result of these actions, facilities employed in the garage door operation were reduced by approximately 400,000 square feet and the workforce was reduced by 244 employees, including approximately 100,000 square feet and 100 manufacturing employees in connection with the March 1999 plant closure. The cash expenditures included in the restructuring charge were paid as of September 30, 2000.

2.  NOTES PAYABLE AND LONG-TERM DEBT:

     In October 2001 the company and a subsidiary entered into a six-year $160,000,000 credit agreement with several banks. This agreement provides revolving credit for four years after which the credit facility may be converted, at the option of the company, into a reducing revolving credit for two years. Borrowings under the agreement bear interest at rates (5.4% as of the date the agreement was entered into) based upon LIBOR or the prime rate, and are secured by the capital stock of a subsidiary. This credit facility replaced an existing bank agreement and certain short-term lines of credit. At September 30, 2001, $79,600,000 was outstanding under these facilities, and the weighted average interest rate was 5.8%.

     In June 2001 the company's European operations entered into new bank agreements replacing then existing financing arrangements. The new agreements include a term loan of approximately $13 million with maturities through 2004 and revolving credits for up to approximately $20 million. Outstanding borrowings ($16,406,000 as of September 30, 2001) under these agreements bear interest at rates (5.2% at September 30, 2001) based upon the prime rate or Euribor.

     The balance of the company's long-term debt outstanding at September 30, 2001 relates primarily to real estate mortgages and industrial revenue bond financing, with interest rates ranging from 2.5% to 8.9% and maturities through 2014.

     The following are the maturities of long-term debt outstanding at September 30, 2001, after reflecting the October 2001 bank agreement described above, for each of the succeeding five years:

                2002                    $3,812,000
                2003                     5,730,000
                2004                     5,933,000
                2005                     8,488,000
                2006                     5,351,000


3.  SHAREHOLDERS' EQUITY:

     On August 6, 2001 the company's Board of Directors authorized a 10 percent Common Stock dividend that was paid on September 4, 2001 to holders of record on August 20, 2001.

     The company has stock option plans under which options for an aggregate of 8,250,000 shares of Common Stock may be granted. As of September 30, 2001 options for 1,017,775 shares remain available for future grants. The plans provide for the granting of options at an exercise price of not less than 100% of the fair market value per share at date of grant. Options generally expire ten years after date of grant and become exercisable in installments as determined by the Board of Directors. Transactions under the plans are as follows:

                                          NUMBER
                                         OF SHARES       WEIGHTED AVERAGE
                                        UNDER OPTION      EXERCISE PRICE
                                        ------------     -----------------
Outstanding at September 30, 1998        5,380,650            $10.05
Granted                                  1,240,250            $ 7.62
Exercised                                  (21,340)           $ 7.54
Terminated                                (896,610)           $ 7.25
                                         ---------
Outstanding at September 30, 1999        5,702,950            $ 9.97
Granted                                    759,000            $ 6.47
Terminated                                (211,475)           $ 9.17
                                         ---------
Outstanding at September 30, 2000        6,250,475            $ 9.57
Granted                                  1,158,850            $ 7.58
Exercised                                  (84,700)           $ 7.63
Terminated                                 (85,250)           $ 8.91
                                         ---------
Outstanding at September 30, 2001        7,239,375            $ 9.28
                                         =========

     At September 30, 2001 option groups outstanding and exercisable are as follows:

                                               Outstanding Options
                                ------------------------------------------------
                                                  Weighted          Weighted
                                                  Average           Average
     Range of                   Number of         Remaining         Exercise
  Exercise Prices                Options            Life             Price
------------------              ---------         ---------         ---------
$9.89 to $14.32                 2,961,200        6.3 years           $12.05
$5.45 to $ 8.52                 4,278,175        6.7                   7.21

                                              Exercisable Options
                                ------------------------------------------------
                                                                    Weighted
                                                                    Average
     Range of                   Number of                           Exercise
  Exercise Prices                Options                             Price
-----------------               ---------                           ---------
$9.89 to $14.32                 2,961,200                            $12.05
$5.45 to $ 8.52                 2,830,988                              7.13

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

                                 2001            2000            1999
                              -----------     -----------     -----------
Net income
  As reported                $30,593,000     $19,590,000     $20,211,000
  Pro forma                   28,354,000      16,214,000      15,071,000

Earnings per share
 As reported -
   Basic                           $.93             $.59            $.60
   Diluted                          .92              .59             .60

Pro forma -
  Basic                           $.86              $.49            $.45
  Diluted                          .85               .49             .45

     The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of options granted in fiscal 2001, 2000 and 1999 were $3.98, $3.36 and $3.89, respectively, based upon the following weighted average assumptions: expected volatility (.338 in 2001, .324 in 2000 and .321 in 1999), risk-free interest rate (5.57% in 2001, 6.24% in 2000 and 5.67% in 1999), expected life (7 years in
2001, 2000 and 1999), and expected dividend yield (0% in 2001, 2000 and 1999)

     The company has an Outside Director Stock Award Plan (the "Outside Director Plan"), which was approved by the shareholders in 1994, under which 330,000 shares may be issued to non-employee directors. Annually, each eligible director is awarded shares of the company's Common Stock having a value of $10,000 which vests over a three-year period. For shares issued under the Outside Director Plan, the fair market value of the shares at the date of issuance is amortized to compensation expense over the vesting period. The related deferred compensation has been reflected as a reduction of shareholders' equity. In 2001, 2000 and 1999, 15,631, 15,235 and 10,681 shares, respectively, were issued under the Outside Director Plan.

     As of September 30, 2001, a total of approximately 9,043,000 shares of the company's authorized Common Stock were reserved for issuance primarily in connection with stock option plans.

     The company has a shareholder rights plan which provides for one right to be attached to each share of Common Stock. The rights are currently not exercisable or transferable apart from the Common Stock, and have no voting power. Under certain circumstances, each right entitles the holder to purchase, for $34, 11 ten-thousandths of a share of a new series of participating preferred stock, which is substantially equivalent to one share of Common Stock. These rights would become exercisable if a person or group acquires 10% or more of the company's Common Stock or announces a tender offer which would increase the person's or group's beneficial ownership to 10% or more of the company's Common Stock, subject to certain exceptions. After a person or group acquires 10% or more of the company's Common Stock, each right (other than those held by the acquiring party) will entitle the holder to purchase Common Stock having a market price of two times the exercise price. If the company is acquired in a merger or other business combination, each exercisable right entitles the holder to purchase Common Stock of the acquiring company or an affiliate having a market price of two times the exercise price of the right. In certain events the Board of Directors may exchange each right (other than those held by an acquiring party) for one share of the company's Common Stock or 11 ten-thousandths of a share of a new series of participating preferred stock. The rights expire on May 9, 2006 and can be redeemed at $.01 per right at any time prior to becoming exercisable.

4.   COMMITMENTS AND CONTINGENCIES:

     The company and its subsidiaries rent real property and equipment under operating leases expiring at various dates. Most of the real property leases have escalation clauses related to increases in real property taxes.

     Future minimum payments under noncancellable operating leases consisted of the following at September 30, 2001:

                2002                    $19,897,000
                2003                     15,153,000
                2004                     11,629,000
                2005                      8,612,000
                2006                      4,949,000
            Later years                   2,767,000

     Rent  expense  for  all  operating  leases,  net  of  subleases,   totalled
approximately  $31,800,000,  $29,900,000 and $27,400,000 in 2001, 2000 and 1999,
respectively.

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

5.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

     Quarterly results of operations for the years ended September 30, 2001 and 2000 are as follows:

                                                                          QUARTERS ENDED
                                      --------------------------------------------------------------------------------
                                      September 30,             June 30,              March 31,           December 31,
                                          2001                   2001                  2001                 2000
                                      -------------         -------------         -------------          -------------
    Net sales                        $318,357,000            $289,384,000          $264,189,000          $288,195,000
    Gross profit                       92,253,000              75,916,000            67,319,000            75,201,000
    Net income                         12,382,000               7,731,000             2,977,000             7,503,000
    Earnings per
      share of common
      stock:
      Basic                                  $.38                    $.23                  $.09                  $.23
      Diluted                                $.37                    $.23                  $.09                  $.23

                                                                         QUARTERS ENDED
                                      --------------------------------------------------------------------------------
                                      September 30,            June 30,              March 31,            December 31,
                                          2000                   2000                  2000                  1999
                                      -------------         -------------         -------------          -------------
    Net sales                        $300,017,000           $278,719,000          $258,889,000            $280,761,000
    Gross profit                       78,301,000             71,380,000            63,449,000              71,852,000
    Net income                          7,597,000              6,248,000             1,303,000               4,442,000
    Earnings per
      share of common
      stock:
      Basic                                  $.23                   $.19                  $.04                    $.13
      Diluted                                $.23                   $.19                  $.04                    $.13

     Earnings per share are computed independently for each of the quarters presented, on the basis described in Note 1. Net income for the quarter ended March 31, 2001 includes a $3,156,000 pre-tax pension curtailment gain (See Note
1). Net income for the quarter ended December 31, 1999 includes a charge of $5,290,000 for the cumulative effect of a change in accounting principle (see
Note 1).

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

Information on the company's business segments is as follows:

                                                                             Electronic
                                                                             Information
                                                                                 and              Specialty
                                       Garage           Installation        Communication          Plastic
                                        Doors             Services             Systems              Films               Totals
                                    ------------          --------             -------              -----               ------
Revenues from external
 customers -
2001                                $402,788,000       $268,455,000         $191,782,000        $297,100,000        $1,160,125,000
2000                                 401,787,000        267,932,000          186,592,000         262,075,000         1,118,386,000
1999                                 418,395,000        239,737,000          177,091,000         197,474,000         1,032,697,000
Intersegment revenues -
2001                                $ 25,813,000       $    303,000         $       ---         $        ---        $   26,116,000
2000                                  29,426,000            466,000                 ---                  ---            29,892,000
1999                                  29,318,000            932,000                 ---                  ---            30,250,000
Segment profit -
2001                                $ 18,223,000       $  6,099,000         $ 16,076,000        $ 41,772,000        $   82,170,000
2000                                  17,002,000          6,842,000           19,097,000          20,315,000            63,256,000
1999                                  27,933,000          6,518,000           15,616,000             550,000            50,617,000
Segment assets -
2001                                $165,483,000       $ 89,684,000         $157,590,000        $120,821,000        $  533,578,000
2000                                 171,861,000         92,282,000          164,602,000         113,320,000           542,065,000
1999                                 158,747,000         89,231,000          124,766,000         124,760,000           497,504,000
Segment capital expenditures -
2001                                $  6,444,000       $  3,012,000         $  6,653,000        $ 10,519,000        $   26,628,000
2000                                  16,937,000            730,000            3,266,000          16,298,000            37,231,000
1999                                  15,804,000            797,000            2,728,000           8,254,000            27,583,000
Depreciation and
 amortization expense -
2001                                $  7,520,000       $  1,995,000         $  4,052,000        $ 10,161,000        $   23,728,000
2000                                   7,338,000          2,293,000            3,579,000           9,978,000            23,188,000
1999                                   6,562,000          1,884,000            3,047,000          11,000,000            22,493,000

     Following  are   reconciliations   of  segment  profit,   assets,   capital
expenditures and depreciation and amortization expense to amounts reported in the consolidated financial statements:

                                                                           2001                   2000                1999
                                                                       ------------           ------------         ------------
Profit -
Profit for all segments                                                $ 82,170,000          $ 63,256,000         $ 50,617,000
Unallocated amounts                                                     (11,337,000)           (9,114,000)          (8,029,000)
Restructuring charge (Note 1)                                                  ---                    ---           (3,500,000)
Interest expense, net                                                    (9,106,000)          (10,693,000)          (7,007,000)
                                                                       ------------          ------------         ------------
   Income before income taxes                                          $ 61,727,000          $ 43,449,000         $ 32,081,000
                                                                       ============          ============         ============
Assets -
Total for all segments                                                 $533,578,000          $542,065,000         $497,504,000
Unallocated amounts                                                      54,305,000            42,589,000           38,219,000
Intersegment eliminations                                                (2,890,000)           (2,628,000)          (2,283,000)
                                                                       ------------          ------------         ------------
   Total consolidated assets                                           $584,993,000          $582,026,000         $533,440,000
                                                                       ============          ============         ============
Capital expenditures -
Total for all segments                                                 $ 26,628,000          $ 37,231,000         $ 27,583,000
Unallocated amounts                                                          50,000               135,000              114,000
                                                                       ------------          ------------         ------------
   Total consolidated capital expenditures                             $ 26,678,000          $ 37,366,000         $ 27,697,000
                                                                       ============          ============         ============
Depreciation and amortization expense -
Total for all segments                                                 $ 23,728,000          $ 23,188,000         $ 22,493,000
Unallocated amounts                                                         476,000               515,000              520,000
                                                                       ------------          ------------         ------------
  Total consolidated depreciation and amortization                     $ 24,204,000          $ 23,703,000         $ 23,013,000
                                                                       ============          ============         ============

Revenues, based on the customers' locations, and property, plant and equipment attributed to the United States and all other countries are as follows:

                                                                          2001                 2000                 1999
                                                                          ----                 ----                 ----
Revenues by geographic
 area -
United States                                                        $  921,046,000       $  879,729,000       $  834,057,000
Germany                                                                  51,179,000           72,266,000           64,666,000
United Kingdom                                                           36,247,000           41,487,000           44,697,000
Canada                                                                   24,925,000           23,431,000           12,804,000
Poland                                                                   27,494,000            3,319,000            2,221,000
All other countries                                                      99,234,000           98,154,000           74,252,000
                                                                     --------------       ---------------      --------------
  Consolidated net sales                                             $1,160,125,000       $1,118,386,000       $1,032,697,000
                                                                     ==============       ==============       ==============
Property,plant and
equipment by geographic area -
United States                                                        $  108,291,000       $  107,266,000       $   90,874,000
Germany                                                                  37,640,000           35,678,000           44,008,000
                                                                     --------------       ---------------      --------------
  Consolidated property,
    plant and equipment                                              $  145,931,000       $  142,944,000       $  134,882,000
                                                                     ==============       ==============       ==============

     Sales to a customer of the specialty plastic films segment were approximately $209,000,000 in 2001, $182,000,000 in 2000 and $115,000,000 in
1999. Sales to the United States Government and its agencies, either as a prime contractor or subcontractor, aggregated approximately $100,000,000 in 2001, $91,000,000 in 2000 and $86,000,000 in 1999, all of which are included in the electronic information and communication systems segment. Unallocated amounts include general corporate expenses and assets, which consist mainly of cash, investments, and other assets not attributable to any reportable segment.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ---------------------------------------------------------------

                                    PART III
                                    --------

     The information required by Part III is incorporated by reference to the company's definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in February, 2002, to be filed with the Securities and Exchange Commission within 120 days following the end of the company's fiscal year ended September 30, 2001. Information relating to the officers of the Registrant appears under Item 1 of this report.

                                     PART IV
                                     -------

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K
          ----------------------------------------

     The following consolidated financial statements of Griffon Corporation and subsidiaries are included in Item 8:


                                                                       Page
                                                                       ----
  (a) 1. Financial Statements

        Consolidated Balance Sheets at September 30,
           2001 and 2000...........................................     26

           Consolidated Statements of Income for the Years
           Ended September 30, 2001, 2000 and 1999.................     27

        Consolidated Statements of Cash Flows for the
           Years Ended September 30, 2001, 2000 and 1999...........     28

        Consolidated Statements of Shareholders' Equity
           for the Years Ended September 30, 2001, 2000
           and 1999................................................     29

        Notes to Consolidated Financial Statements.................     30

                                                                    Page
                                                                    ----
(a) 2. Schedule

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

       None

(c)    Exhibits:
       --------

Exhibit No.

3.1 Restated Certificate of Incorporation (Exhibit 3.1 of Annual Report on Form 10-K for the year ended September 30, 1995)

3.2 Amended and restated By-laws (Exhibit 3 of Current Report on Form 8-K dated May 2, 2001)

4.1 Rights Agreement dated as of May 9, 1996 between the Registrant and American Stock Transfer Company (Exhibit 1.1 of Current Report on Form 8-K dated May 9, 1996)

4.2* Loan Agreement dated as of October 25, 2001 among Registrant and lending institutions.

10.1 Employment Agreement dated as of July 1, 2001 between the Registrant and Harvey R. Blau (Exhibit 10.1 of Current Report on Form 8-K dated May 2, 2001)

10.2 Employment Agreement dated as of July 1, 2001 between the Registrant and Robert Balemian (Exhibit 10.2 of Current Report on Form 8-K dated May 2, 2001)

10.3 Form of Trust Agreement between the Registrant and U.S. Trust Company of California, N.A., as Trustee, relating to the company's Employee Stock Ownership Plan (Exhibit 10.3 of Annual Report on Form 10-K for the year ended September 30, 1994)

10.4 1992 Non-Qualified Stock Option Plan (Exhibit 10.10 of Annual Report on Form 10-K for the year ended September 30, 1993)

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

10.8 1995 Stock Option Plan (Exhibit 4 of Form S-8 Registration Statement No. 33-57683)

10.9 1997 Stock Option Plan (Exhibit 4.2 of Form S-8 Registration Statement No. 333-21503)

10.10 1998 Stock Option Plan (Exhibit 4.1 of Form S-8 Registration Statement No. 333-62319)

10.10(a)2001 Stock Option Plan (Exhibit 4.1 of Form S-8 Registration  Statement
        No. 333-67760)

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

The following undertakings are incorporated into the company's Registration Statements on Form S-8 (Registration Nos. 33-39090, 33-62966, 33-52319, 33-57683, 333-21503, 333-62319, 333-84409 and 333-67760).

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

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of December 2001.

                                   GRIFFON CORPORATION

                                   By: /s/ Harvey R. Blau
                                       Harvey R. Blau, Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 20, 2001 by the following persons in the capacities indicated:


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

/s/ Martin S. Sussman             Director
Martin S. Sussman

/s/ William H. Waldorf            Director
William H. Waldorf

/s/ Joseph J. Whalen              Director
Joseph J. Whalen

/s/ Lester L. Wolff               Director
Lester L. Wolff

                                                                    SCHEDULE II

                      GRIFFON CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                                                      Additions                 Deductions
                                                              ------------------------    ---------------------
                                                Balance at    Charged to    Charged to     Accounts                     Balance at
                                                Beginning     Profit and    Other          Written                         End
         Description                            of Period     Loss          Accounts         Off          Other        of Period
        ------------                            ---------     -----------   ----------   -------------    -----        -----------
FOR THE YEAR ENDED SEPTEMBER 30, 2001:
Allowance for doubtful accounts               $ 9,494,000    $ 4,836,000   $ 758,000     $ 2,574,000   $ 1,942,000(1)  $10,572,000
                                              ===========    ===========   ==========    ===========   ===========     ===========
FOR THE YEAR ENDED SEPTEMBER 30, 2000:
  Allowance for doubtful accounts             $ 8,068,000    $  3,276,000  $ 765,000 (2) $ 2,615,000   $       ---     $ 9,494,000
                                              ===========    ===========   ==========    ===========   ===========     ===========
FOR THE YEAR ENDED SEPTEMBER 30, 1999:
  Allowance for doubtful accounts             $ 7,476,000    $  2,780,000  $ 154,000     $  2,342,000  $       ---     $ 8,068,000
                                              ===========    ===========   ==========    ===========   ===========     ===========

(1) Reclassified to other balance sheet
    accounts
(2) Includes acquired businesses and other