Form 10-Q
period 2001-12-31
GRIFFON CORP
filed 2002-02-13
CIK 50725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 32,870,510 shares of Common Stock as of January 31, 2002.

                                    FORM 10-Q
                                    ---------
                                    CONTENTS
                                    --------
                                                                            PAGE
                                                                            ----
 PART I - FINANCIAL INFORMATION (Unaudited)
          ---------------------

          Condensed Consolidated Balance Sheets at December 31, 2001
          and September 30, 2001........................................    1

          Condensed Consolidated Statements of Operations for the Three
          Months Ended December 31, 2001 and 2000 ......................    3

          Condensed Consolidated Statements of Cash Flows for the
          Three Months Ended December 31, 2001 and 2000 ................    4

          Notes to Condensed Consolidated Financial Statements..........    5

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................    8

          Quantitative and Qualitative Disclosure about Market Risk.....   10

PART II - OTHER INFORMATION
          -----------------

          Item 1: Legal Proceedings ....................................   11

          Item 2: Changes in Securities ................................   11

          Item 3: Defaults upon Senior Securities ......................   11

          Item 4: Submission of Matters to a Vote of Security Holders...   11

          Item 5: Other Information ....................................   11

          Item 6: Exhibits and Reports on Form 8-K .....................   11

          Signature ....................................................   12

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                    December 31,    September 30,
                                                        2001            2001
                                                    ------------    -------------
                                                    (Unaudited)       (Note 1)
ASSETS
------

  CURRENT ASSETS:

    Cash and cash equivalents                       $ 46,313,000    $ 40,096,000

    Accounts receivable, less allowance for
      doubtful accounts                              135,340,000     146,425,000

    Contract costs and recognized income not
      yet billed
                                                      67,120,000      66,116,000

    Inventories (Note 2)                              93,453,000      98,044,000

    Prepaid expenses and other current assets         15,942,000      18,148,000
                                                    ------------    ------------

       Total current assets                          358,168,000     368,829,000

  PROPERTY, PLANT AND EQUIPMENT
    at cost, less accumulated depreciation
    and amortization of $108,931,000 at
    December 31, 2001 and $104,231,000 at
    September 30, 2001                               145,852,000     145,931,000

  OTHER ASSETS:
    Costs in excess of fair value of net
      assets of businesses acquired (Note 5)          33,600,000      60,232,000
    Other                                             12,530,000      10,901,000
                                                    ------------    ------------
                                                      46,130,000      70,233,000
                                                    ------------    ------------
                                                    $550,150,000    $584,993,000
                                                    ============    ============

             See notes to condensed consolidated financial statements.

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                                     December 31,            September 30,
                                                                        2001                     2001
                                                                     -----------             ------------

                                                                     (Unaudited)               (Note 1)

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
  CURRENT LIABILITIES:

    Accounts and notes payable                                      $ 54,468,000             $ 63,740,000
    Other current liabilities                                         98,933,000               99,211,000
                                                                    ------------             ------------
       Total current liabilities                                     153,401,000              162,951,000
                                                                    ------------             ------------
  LONG-TERM DEBT                                                      97,923,000              108,615,000
                                                                    ------------             ------------
  MINORITY INTEREST AND OTHER                                         17,798,000               19,574,000
                                                                    ------------             ------------
  SHAREHOLDERS' EQUITY:
    Preferred stock, par value $.25 per
      share, authorized 3,000,000 shares,
      no shares issued                                                       ---                      ---
    Common stock, par value $.25 per
      share, authorized 85,000,000
      shares, issued 35,138,437 shares at December
      31, 2001 and 35,023,437 shares at
      September 30, 2001; 2,286,802 and 2,284,802
      shares in treasury at December 31, 2001 and
      September 30, 2001, respectively                                 8,785,000                8,756,000

    Other shareholders' equity                                       272,243,000              285,097,000
                                                                    ------------             ------------
       Total shareholders' equity                                    281,028,000              293,853,000
                                                                    ------------             ------------
                                                                    $550,150,000             $584,993,000
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

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (Unaudited)


                                                                      THREE MONTHS ENDED DECEMBER 31,
                                                                      -------------------------------
                                                                        2001                   2000
                                                                        ----                   ----
Net sales                                                           $301,902,000           $288,195,000
Cost of sales                                                        218,062,000            212,994,000
                                                                    ------------           ------------
   Gross profit                                                       83,840,000             75,201,000

Selling, general and administrative expenses                          62,412,000             57,336,000
                                                                    ------------           ------------
   Income from operations                                             21,428,000             17,865,000
                                                                    ------------           ------------
Other income (expense):
   Interest expense                                                   (1,361,000)            (3,465,000)
   Interest income                                                       300,000                571,000
   Other, net                                                            (73,000)                16,000
                                                                    ------------           ------------
                                                                      (1,134,000)            (2,878,000)
                                                                    ------------           ------------
   Income before income taxes                                         20,294,000             14,987,000

Provision for income taxes                                             8,117,000              6,145,000
                                                                    ------------           ------------
   Income before minority interest and cumulative
     effect of a change in accounting principle                       12,177,000              8,842,000

Minority interest                                                     (1,595,000)            (1,339,000)
                                                                    ------------           ------------
   Income before cumulative effect of a change in
     accounting principle                                             10,582,000              7,503,000

Cumulative effect of a change in accounting principle, net
    of income taxes of $2,457,000 (Note 5)                           (24,118,000)                   ---
                                                                    ------------           ------------
   Net income (loss)                                                $(13,536,000)          $  7,503,000
                                                                    ============           ============
Basic earnings (loss) per share of common stock (Note 3):
   Income before cumulative effect of a change in
     accounting principle                                           $        .32           $        .23
   Cumulative effect of a change in accounting principle                    (.73)                    --
                                                                    ------------           ------------
                                                                    $       (.41)          $        .23
                                                                    ============           ============
Diluted earnings (loss) per share of common stock (Note 3):
   Income before cumulative effect of a change in
     accounting principle                                           $        .31           $        .23
   Cumulative effect of a change in accounting principle                    (.70)                    --
                                                                    ------------           ------------
                                                                    $       (.39)          $        .23
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

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (Unaudited)

                                                                    THREE MONTHS ENDED DECEMBER 31,
                                                                    -------------------------------
                                                                        2001              2000
                                                                        ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                   $(13,536,000)     $  7,503,000
                                                                    ------------      ------------
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization                                      5,329,000         6,007,000
    Minority interest                                                  1,595,000         1,339,000
    Cumulative effect of a change in accounting
      principle                                                       24,118,000               ---
    Provision for losses on accounts receivable                          672,000           778,000
    Change in assets and liabilities:
      Decrease in accounts receivable and contract
        costs and recognized income not yet billed                     9,949,000         7,276,000
      Decrease in inventories                                          4,434,000         3,497,000
      (Increase) decrease in prepaid expenses and
       other assets                                                      667,000        (1,342,000)
      Decrease in accounts payable, accrued
        liabilities and income taxes                                  (9,183,000)      (14,200,000)
      Other changes, net                                                 712,000         2,790,000
                                                                    ------------      ------------
  Total adjustments                                                   38,293,000         6,145,000
                                                                    ------------      ------------
       Net cash provided by operating activities                      24,757,000        13,648,000
                                                                    ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisition of property, plant and equipment                        (6,029,000)       (4,011,000)
  Decrease in equipment lease deposits                                   555,000         2,150,000
  Other, net                                                                 ---            22,000
                                                                    ------------      ------------
       Net cash used in investing activities                          (5,474,000)       (1,839,000)
                                                                    ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of long-term debt                             2,000,000         1,406,000
  Payments of long-term debt                                         (10,503,000)       (1,936,000)
  Decrease in short-term borrowings                                   (1,800,000)              ---
  Other, net                                                          (2,763,000)         (769,000)
                                                                    ------------      ------------
       Net cash used in financing activities                         (13,066,000)       (1,299,000)
                                                                    ------------      ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                              6,217,000        10,510,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      40,096,000        26,616,000
                                                                    ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 46,313,000      $ 37,126,000
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

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (Unaudited)

(1) Basis of Presentation -
    ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002. The balance sheet at September 30, 2001 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report to shareholders for the year ended September 30, 2001.

(2) Inventories -
    -----------

     Inventories, stated at the lower of cost (first-in, first-out or average) or market, are comprised of the following:

                                                        December 31,    September 30,
                                                            2001            2001
                                                        ------------    -------------
Finished goods.........................                 $53,647,000     $53,613,000

Work in process........................                  25,597,000      27,809,000

Raw materials and supplies.............                  14,209,000      16,622,000
                                                        -----------     -----------
                                                        $93,453,000     $98,044,000
                                                        ===========     ===========

(3) Earnings per share (EPS)-
    ------------------------

     Earnings per share amounts and the weighted average number of shares used in their calculation for the three-month period ended December 31, 2000 have been restated to reflect the effect of a fiscal 2001 10% Common Stock dividend.

     Basic EPS is calculated by dividing income by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock used in determining basic EPS was 33,056,000 for the three months ended December 31, 2001 and 32,968,000 for the three months ended December 31, 2000.

     Diluted EPS is calculated by dividing income by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with potentially dilutive securities. The weighted average number of shares of common stock used in determining diluted EPS was 34,573,000 and 33,152,000 for the three months ended December 31, 2001 and 2000, respectively, and reflects additional shares in connection with stock option and other stock-based compensation plans.

     Options to purchase approximately 1,019,000 and 6,489,000 shares of common stock were not included in the computations of diluted earnings per share for the three months ended December 31, 2001 and 2000, respectively, because the effects would have been antidilutive.

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

     Information on the company's business segments is as follows:

                                                                                             Electronic
                                                                                             Information
                                                                            Specialty            and
                                        Garage          Installation         Plastic        Communication
                                         Doors            Services            Films            Systems             Totals
                                        ------          ------------        ---------       -------------          ------
Revenues from
   external customers -
 Three months ended
   December 31, 2001                  $112,616,000       $ 71,033,000      $ 72,566,000      $ 45,687,000       $301,902,000
 Three months ended
   December 31, 2000                   102,916,000         67,807,000        72,710,000        44,762,000        288,195,000
Intersegment revenues -
 Three months ended
   December 31, 2001                  $  7,121,000       $     77,000      $        ---      $        ---       $  7,198,000
 Three months ended
   December 31, 2000                     6,452,000             55,000               ---               ---          6,507,000
Segment profit -
 Three months ended
   December 31, 2001                  $  9,245,000       $  2,384,000      $  9,820,000      $  2,440,000       $ 23,889,000
 Three months ended
   December 31, 2000                     4,935,000          1,188,000         9,712,000         4,279,000         20,114,000

     Following is a reconciliation of segment profit to amounts reported in the consolidated financial statements:

                                                 Three Months Ended December 31,
                                                 -------------------------------
                                                      2001          2000
                                                      ----          ----
Profit for all segments                           $23,889,000    $20,114,000
Unallocated amounts                                (2,534,000)    (2,233,000)
Interest expense, net                              (1,061,000)    (2,894,000)
                                                  -----------    -----------
  Income before income taxes                      $20,294,000    $14,987,000
                                                  ===========    ===========

(5) Changes in accounting principles -
    --------------------------------

     Effective October 1, 2001, the company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS
142). SFAS 142 addresses accounting and reporting for acquired goodwill. It eliminates the previous requirement to amortize goodwill and establishes new requirements with respect to the recognition and valuation of goodwill. With the assistance of a third-party valuation expert, the company ascertained the fair value of its reporting units as part of adopting SFAS 142 and determined that goodwill of the installation services segment was impaired pursuant to the new standard. The fair value of the installation services segment used in computing the impairment loss was determined through a combination of market based approaches and present value techniques. Results for the quarter ended December 31, 2001 include the related cumulative effect of a change in accounting principle in the amount of $24,118,000 (net of an income tax benefit of $2,457,000) to reflect the impairment.

     Had SFAS 142 been in effect for the quarter ended December 31, 2000, the related elimination of goodwill amortization would have increased the company's net income for that quarter by $473,000 to $7,976,000 from $7,503,000. Basic and diluted earnings per share for last year's first quarter would both have increased $.01 from $.23 per share to $.24 per share.

     The Financial Accounting Standards Board has also issued Statement of Financial Accounting Standards Nos. 143, "Accounting for Asset Retirement Obligations" and 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and will become effective in fiscal 2003. SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets and also becomes effective in fiscal 2003. The company anticipates that adoption of these new standards will not have a material effect on its financial position and results of operations.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

RESULTS OF OPERATIONS

     Operating results (in thousands) by business segment were as follows for the quarters ended December 31:

                                                         Segment
                                  Net Sales          Operating Profit
                                  ---------          ----------------
                             2001          2000       2001       2000
                             ----          ----       ----       ----
Garage doors               $119,737      $109,368   $ 9,245    $ 4,935
Installation services        71,110        67,862     2,384      1,188
Specialty plastic films      72,566        72,710     9,820      9,712
Electronic information
 and communication systems   45,687        44,762     2,440      4,279
Intersegment revenues        (7,198)       (6,507)     -          -
                           --------      --------   -------    -------
                           $301,902      $288,195   $23,889    $20,114
                           ========      ========   =======    =======

Garage Doors
------------

     Net sales of the garage door segment increased by $10.4 million or 9.5% compared to last year primarily due to higher unit sales ($7.1 million) and improved product mix ($1.0 million). Service level improvements that began in the latter half of fiscal 2001 continued into the first quarter, driving the unit sales increase.

     Operating profit of the garage doors segment increased $4.3 million compared to last year. Gross margin percentage increased to approximately 30.5% in 2001 from 26.6% last year. The increased margin was due primarily to the sales growth, increased manufacturing efficiencies and lower raw material costs. Selling, general and administrative expenses increased as a percentage of sales to 22.8% from 22.0% last year. Lower expense levels in fiscal 2002 due to cost reduction programs were offset by the effect of including freight costs billed to customers in net sales; previously such recoverable costs were treated as a reduction of freight expense. This change in classification had no effect on segment net profit.

Installation Services
---------------------

     Net sales of the installation services segment increased by $3.2 million or 4.8% compared to last year. The increase was principally due to the segment's expanded product offering and stronger new construction markets.

     Operating profit of the installation services segment increased $1.2 million compared to last year. Gross margin percentage increased to 27.7% from approximately 26.6% last year. The increased margin was due to the sales increase and improved product mix compared to the prior year. Selling, general and administrative expenses as a percentage of sales decreased to approximately 24.4% from 24.9% last year due to the effect of cost reduction programs.

Specialty Plastic Films
-----------------------

     Net sales of the specialty plastic films segment were approximately the same as in the prior year. Increased domestic and European unit sales and the impact of a weaker U.S. dollar on translated foreign sales were offset by selling price adjustments to pass through raw material cost decreases to customers and lower pricing on certain high volume products.

     Operating profit of the specialty plastic films segment was approximately the same as last year. Gross margin percentage decreased to 24.6% from 24.9% last year, reflecting the selling price adjustments and costs associated with a production line being installed in one of our European operations, partly offset by the effect of lower raw material costs. Selling, general and administrative expenses as a percentage of sales decreased to approximately 11.0% from 11.4% last year, offsetting the effect of the lower gross margins.

Electronic Information and Communication Systems
------------------------------------------------

     Net sales of the electronic information and communication systems segment increased $.9 million compared to last year. The increase was primarily due to increased sales in connection with defense communications and systems integration programs, partly offset by lower sales in the segment's integrated circuit business.

     Operating profit of the electronic information and communication systems segment decreased $1.8 million compared to last year. The decrease is principally attributable to increased expenditures of approximately $1.7 million associated with its previously announced technology initiatives. These development initiatives are expected to aggregate $5-6 million for 2002 with the objective of generating incremental revenue commencing in 2003. Profitability in the segment's core business was approximately the same as last year. Gross margin percentage decreased to 21.0% from 21.9% last year due primarily to lower margins in connection with certain development phase programs; reduced operating expenses substantially offset the effect of lower gross margins.

Net Interest Expense
--------------------

     Net interest expense decreased by $1.8 million compared to last year due to the effect of debt repayments and lower interest rates. Debt levels were reduced considerably compared to last year, with outstanding borrowings declining approximately $65 million from December 31, 2000 to December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow generated by operations for the quarter was $24.6 million compared to $13.6 million last year and working capital was $204.8 million at December 31, 2001. Operating cash flows increased compared to last year due to increased earnings and improved working capital management.

     During the quarter, the company had capital expenditures of approximately $6 million, principally made in connection with increasing production capacity.

     Financing cash flows principally consisted of repayments of bank indebtedness of approximately $12.3 million during the quarter. If the anticipated level of operating cash flows is achieved, debt levels will be further reduced and purchases of the company's Common Stock under its stock buyback program will be made, depending upon market conditions, at prices deemed appropriate by management. At December 31, 2001, future minimum payments under noncancellable operating leases and payments to be made for notes payable and maturities of long-term debt over the next five years are as follows (000's omitted):

                                Operating                Debt
         Year                    Leases               Repayments          Total
         ----                   ---------             ----------          -----
         2002                    $18,700                $8,400           $27,100
         2003                     14,300                 5,600            19,900
         2004                     10,900                 8,700            19,600
         2005                      7,700                 2,900            10,600
         2006                      4,400                 9,600            14,000

     Anticipated cash flows from operations, together with existing cash, bank lines of credit and lease line availability, should be adequate to finance presently anticipated working capital and capital expenditure requirements and to repay long-term debt as it matures.

CHANGES IN ACCOUNTING PRINCIPLES

     See Note 5 of notes to condensed consolidated financial statements for a description of the effect of the company's adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and two other recently issued accounting standards.

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

        None

Item 3  Defaults upon Senior Securities
        -------------------------------

        None

Item 4  Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

     (a) The Registrant held its Annual Meeting of Stockholders on February 6, 2002


     (b)  Not applicable

     (c) Four directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2005. The names of these directors and votes cast in favor of their election and shares withheld are as follows:

                      Name                      Votes For            Votes Withheld
                      ----                      ---------            --------------
                Bertrand M. Bell                28,742,143              1,378,665
                Martin S. Sussman               28,723,347              1,397,461
                Joseph J. Whalen                29,004,477              1,116,331
                Lester L. Wolff                 28,699,565              1,421,243

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



                                    GRIFFON CORPORATION



                                    By/s/ Robert Balemian
                                      ------------------------------------
                                      Robert Balemian
                                      President and Chief Financial Officer
                                      (Principal Financial Officer)





Date:  February 12, 2002