Form 10-Q
period 2002-03-31
GRIFFON CORP
filed 2002-05-10
CIK 50725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

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

                      [X]   Yes             [ ]  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 33,271,832 shares of Common Stock as of April 30, 2002.

FORM 10-Q

CONTENTS
                                                                           PAGE

 PART I - FINANCIAL INFORMATION (Unaudited)
          ---------------------
          Condensed Consolidated Balance Sheets at March 31, 2002
          and September 30, 2001........................................     1

          Condensed Consolidated Statements of Operations for the Three
          Months and Six Months Ended March 31, 2002 and 2001 ..........     3

          Condensed Consolidated Statements of Cash Flows for the
          Six Months Ended March 31, 2002 and 2001 .....................     5

          Notes to Condensed Consolidated Financial Statements..........     6

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................    10

          Quantitative and Qualitative Disclosure about Market Risk.....    14

PART II - OTHER INFORMATION
          -----------------
          Item 1: Legal Proceedings ....................................    15

          Item 2: Changes in Securities ................................    15

          Item 3: Defaults upon Senior Securities ......................    15

          Item 4: Submission of Matters to a Vote of Security Holders...    15

          Item 5: Other Information ....................................    15

          Item 6: Exhibits and Reports on Form 8-K .....................    15

          Signature ....................................................    16

                      GRIFFON CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    March 31,            September 30,
                                                      2002                   2001
                                                   -----------           -------------
                                                   (Unaudited)             (Note 1)
ASSETS
------
  CURRENT ASSETS:
    Cash and cash equivalents                    $ 41,352,000           $ 40,096,000

    Accounts receivable, less allowance for
      doubtful accounts                           131,660,000            146,425,000

    Contract costs and recognized income not
      yet billed                                   59,792,000             66,116,000

    Inventories (Note 2)                           96,348,000             98,044,000

    Prepaid expenses and other current assets      21,119,000             18,148,000
                                                 ------------           ------------
       Total current assets                       350,271,000            368,829,000
                                                 ------------           ------------
  PROPERTY, PLANT AND EQUIPMENT
    at cost, less accumulated depreciation
    and amortization of $113,734,000 at
    March 31, 2002 and $104,231,000 at
    September 30, 2001                            145,845,000            145,931,000
                                                 ------------           ------------
  OTHER ASSETS:
    Costs in excess of fair value of net
      assets of businesses acquired (Note 5)       33,542,000             60,232,000
    Other                                          12,783,000             10,001,000
                                                 ------------           ------------
                                                   46,325,000             70,233,000
                                                 ------------           ------------
                                                 $542,441,000           $584,993,000
                                                 ============           ============

           See notes to condensed consolidated financial statements.

                      GRIFFON CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    March 31,            September 30,
                                                      2002                   2001
                                                   -----------           -------------
                                                   (Unaudited)             (Note 1)
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
  CURRENT LIABILITIES:
    Accounts and notes payable                   $ 55,454,000           $ 63,740,000
    Other current liabilities                     100,784,000             99,211,000
                                                 ------------           ------------
       Total current liabilities                  156,238,000            162,951,000
                                                 ------------           ------------
  LONG-TERM DEBT                                   84,163,000            108,615,000
                                                 ------------           ------------
  MINORITY INTEREST AND OTHER                      19,082,000             19,574,000
                                                 ------------           ------------

  SHAREHOLDERS' EQUITY:
    Preferred Stock, par value $.25 per
      share, authorized 3,000,000 shares,
      no shares issued                                    ---                    ---
    Common Stock, par value $.25 per share,
      authorized 85,000,000 shares, issued
      35,961,717 shares at March 31, 2002
      and 35,023,437 shares at September 30,
      2001; 2,824,085 and 2,284,802 shares
      in treasury at March 31, 2002
      and September 30, 2001, respectively          8,990,000              8,756,000

    Other shareholders' equity                    273,968,000            285,097,000
                                                 ------------           ------------
       Total shareholders' equity                 282,958,000            293,853,000
                                                 ------------           ------------
                                                 $542,441,000           $584,993,000
                                                 ============           ============

           See notes to condensed consolidated financial statements.

                      GRIFFON CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                        THREE MONTHS ENDED MARCH 31,
                                                             2002           2001
                                                             ----           ----

Net sales                                               $267,308,000    $264,189,000
Cost of sales                                            192,533,000     196,870,000
                                                        ------------    ------------
   Gross profit                                           74,775,000      67,319,000
Selling, general and administrative expenses              63,248,000      56,522,000
                                                        ------------    ------------
   Income from operations (Note 6)                        11,527,000      10,797,000
                                                        ------------    ------------
Other income (expense):
   Interest expense                                       (1,177,000)     (3,258,000)
   Interest income                                           278,000         597,000
   Other, net                                               (183,000)       (385,000)
                                                        ------------    ------------
                                                          (1,082,000)     (3,046,000)
                                                        ------------    ------------
   Income before income taxes                             10,445,000       7,751,000

Provision for income taxes                                 4,178,000       3,178,000
                                                        ------------    ------------
   Income before minority interest                         6,267,000       4,573,000

Minority interest                                         (1,452,000)     (1,596,000)
                                                        ------------    ------------
   Net income                                           $  4,815,000    $  2,977,000
                                                        ============    ============
Basic and diluted earnings per share of common stock
(Note 3)                                                $        .14    $        .09
                                                        ============    ============

           See notes to condensed consolidated financial statements.

                      GRIFFON CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                   SIX MONTHS ENDED MARCH 31,
                                                                     2002           2001
                                                                     ----           ----

Net sales                                                       $569,210,000    $552,384,000
Cost of sales                                                    410,595,000     409,864,000
                                                                ------------    ------------
   Gross profit                                                  158,615,000     142,520,000

Selling, general and administrative expenses                     125,660,000     113,858,000
                                                                ------------    ------------
   Income from operations                                         32,955,000      28,662,000
                                                                ------------    ------------
Other income (expense):
   Interest expense                                               (2,538,000)     (6,723,000)
   Interest income                                                   578,000       1,168,000
   Other, net                                                       (256,000)       (369,000)
                                                                ------------    ------------
                                                                  (2,216,000)     (5,924,000)
                                                                ------------    ------------
   Income before income taxes                                     30,739,000      22,738,000

Provision for income taxes                                        12,295,000       9,323,000
                                                                ------------    ------------
   Income before minority interest and cumulative
     effect of a change in accounting principle                   18,444,000      13,415,000

Minority interest                                                 (3,047,000)     (2,935,000)
                                                                ------------    ------------
   Income before cumulative effect of a change in
     accounting principle                                         15,397,000      10,480,000

   Cumulative effect of a change in accounting
     principle, net of income taxes of $2,457,000 (Note 5)       (24,118,000)         ---
                                                                ------------    ------------
   Net income (loss)                                            $ (8,721,000)   $ 10,480,000
                                                                ============    ============
Basic earnings (loss) per share of common stock (Note 3):

   Income before cumulative effect of a change in
     accounting principle                                       $        .47    $        .32

   Cumulative effect of a change in accounting principle                (.73)         ---
                                                                ------------    ------------
                                                                $       (.26)   $        .32
                                                                ============    ============
Diluted earnings (loss) per share of common stock (Note 3):

   Income before cumulative effect of a change in
     accounting principle                                       $        .44    $        .32

   Cumulative effect of a change in accounting principle                (.69)         ---
                                                                ------------    ------------
                                                                $       (.25)   $        .32
                                                                ============    ============
            See notes to condensed consolidated financial statements.

                      GRIFFON CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                              SIX MONTHS ENDED MARCH 31,
                                                                2002            2001
                                                                ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $(8,721,000)    $10,480,000
                                                           ------------    ------------
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization                            10,641,000      12,084,000
    Pension curtailment gain                                    ---          (3,156,000)
    Minority interest                                         3,047,000       2,935,000
    Cumulative effect of a change in accounting
      principle                                              24,118,000        ---
    Provision for losses on accounts receivable               1,138,000       1,767,000
    Change in assets and liabilities:
      Decrease in accounts receivable and contract
        costs and recognized income not yet billed           20,700,000      21,888,000
      Decrease in inventories                                 1,367,000       1,255,000
      Decrease in prepaid expenses and other assets           1,579,000       1,648,000
      Decrease in accounts payable, accrued
        liabilities and income taxes                        (10,998,000)    (12,147,000)
      Other changes, net                                      1,156,000       4,374,000
                                                           ------------    ------------

  Total adjustments                                          52,748,000      30,648,000
                                                           ------------    ------------

       Net cash provided by operating activities             44,027,000      41,128,000
                                                           ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment              (12,085,000)     (8,650,000)
  (Increase) decrease in equipment lease deposits
      and other                                                 (92,000)      2,438,000
                                                           ------------    ------------
      Net cash used in investing activities                 (12,177,000)     (6,212,000)
                                                           ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury shares                                (4,606,000)        ---
  Proceeds from issuance of long-term debt                    2,000,000       1,406,000
  Payments of long-term debt                                (25,942,000)    (18,122,000)
  Decrease in short-term borrowings                          (1,800,000)     (2,240,000)
  Exercise of stock options                                   3,545,000        ---
  Other, net                                                 (3,791,000)     (1,903,000)
                                                           ------------    ------------
       Net cash used in financing activities                (30,594,000)    (20,859,000)
                                                           ------------    ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                     1,256,000      14,057,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             40,096,000      26,616,000
                                                           ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $41,352,000     $40,673,000
                                                           ============    ============

            See notes to condensed consolidated financial statements.

                      GRIFFON CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)  Basis of Presentation -
     ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002. The balance sheet at September 30, 2001 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report to shareholders for the year ended September 30, 2001.

(2)  Inventories -
     -----------

     Inventories, stated at the lower of cost (first-in, first-out or average) or market, are comprised of the following:

                                                March 31,       September 30,
                                                  2002              2001
                                               ------------     ------------
Finished goods.........................         $44,624,000     $53,613,000
Work in process........................          31,105,000      27,809,000
Raw materials and supplies.............          20,619,000      16,622,000
                                               ------------    ------------
                                                $96,348,000     $98,044,000
                                               ============    ============

(3)  Earnings per share (EPS) -
     ------------------------

     Earnings per share amounts and the weighted average number of shares used in their calculation for the three-month and six-month periods ended March 31, 2001 have been restated to reflect the effect of a 10% Common Stock dividend paid in September 2001.

     Basic EPS is calculated by dividing income by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock used in determining basic EPS was 33,208,000 and 32,989,000 for the three months ended March 31, 2002 and 2001, respectively and 33,132,000 and 32,978,000 for the six months ended March 31, 2002 and 2001, respectively.

     Diluted EPS is calculated by dividing income by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with potentially dilutive securities. The weighted average number of shares of common stock used in determining diluted EPS was 35,276,000 and 33,171,000 for the three months ended March 31, 2002 and 2001, respectively and 34,924,000 and 33,161,000 for the six months ended March 31, 2002 and 2001, respectively, and reflects additional shares issuable in connection with stock option and other stock-based compensation plans.

     Options to purchase approximately 5,206,000 shares of common stock were not included in the computation of diluted earnings per share for the three and six months ended March 31, 2001, because the effects would have been antidilutive.

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

     Information on the company's business segments is as follows:

                                                                       Electronic
                                                                       Information
                                                          Specialty        and
                             Garage      Installation      Plastic     Communication
                             Doors       Services           Films         Systems         Totals
                             -----       ------------     ----------   --------------     ------
Revenues from external
   customers -

 Three months ended
   March 31, 2002        $ 88,220,000    $ 63,465,000    $ 68,948,000    $46,675,000    $267,308,000
   March 31, 2001          82,061,000      62,399,000      77,044,000     42,685,000     264,189,000

 Six months ended
   March 31, 2002         200,836,000     134,498,000     141,514,000     92,362,000     569,210,000
   March 31, 2001         184,977,000     130,206,000     149,754,000     87,447,000     552,384,000

Intersegment revenues -

 Three months ended
  March 31, 2002         $  5,082,000    $     55,000    $        ---    $       ---    $  5,137,000
  March 31, 2001            5,796,000          79,000             ---            ---       5,875,000

 Six months ended
   March 31, 2002          12,203,000         132,000             ---            ---      12,335,000
   March 31, 2001          12,248,000         134,000             ---            ---      12,382,000

Segment profit -

 Three months ended
   March 31, 2002        $    336,000    $    721,000    $ 10,064,000    $ 3,086,000    $ 14,207,000
   March 31, 2001          (1,435,000)        727,000      11,914,000      1,849,000      13,055,000

 Six months ended
   March 31, 2002           9,581,000       3,105,000      19,884,000      5,526,000      38,096,000
   March 31, 2001           3,500,000       1,915,000      21,626,000      6,128,000      33,169,000


     Following is a reconciliation of segment profit to amounts reported in the consolidated financial statements:

                       Three Months Ended March 31,       Six Months Ended March 31,
                           2002          2001                2002          2001
                           ----          ----                ----          ----
Profit for all
  segments             $14,207,000    $13,055,000         $38,096,000    $33,169,000
Unallocated amounts     (2,863,000)    (2,643,000)         (5,397,000)    (4,876,000)
Interest expense, net     (899,000)    (2,661,000)         (1,960,000)    (5,555,000)
                      ------------   ------------        ------------   ------------
 Income before
  income taxes         $10,445,000    $ 7,751,000         $30,739,000    $22,738,000
                      ============   ============        ============   ============

(5)  Changes in accounting principles -
     --------------------------------

     Effective October 1, 2001, the company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS
142). SFAS 142 addresses accounting and reporting for acquired goodwill. It eliminates the previous requirement to amortize goodwill and establishes new requirements with respect to evaluating goodwill for impairment. With the assistance of a third-party valuation expert, the company ascertained the fair value of its reporting units as part of adopting SFAS 142 and determined that goodwill of the installation services segment was impaired pursuant to the new standard. The fair value of the installation services segment used in computing the impairment loss was determined through a combination of market based approaches and present value techniques. Results for the six months ended March 31, 2002 include the related cumulative effect of a change in accounting principle in the amount of $24,118,000 (net of an income tax benefit of $2,457,000) to reflect the impairment.

     Had SFAS 142 been in effect for the three and six months ended March 31, 2001, the related elimination of goodwill amortization would have increased the company's net income and earnings per share as follows:

                                      For the Three Months Ended                  For the Six Months Ended
                                            March 31, 2001                              March 31, 2001

                                As Reported    Increase    Pro Forma       As Reported    Increase    Pro Forma
                                -----------    --------    ---------       -----------    --------    ---------
Net income                     $  2,977,000   $ 477,000   $3,454,000       $10,480,000   $ 950,000   $11,430,000
                               ============   =========   ==========       ===========   =========   ===========
Basic earnings per share
  of common stock                      $.09                     $.10              $.32                      $.35
                                       ====                     ====              ====                      ====

Diluted earnings per share
  of common stock                      $.09                     $.10              $.32                      $.34
                                       ====                     ====              ====                      ====

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

(6)  Pension curtailment gain -
     ------------------------

     Pursuant to the provisions of Statement of Financial Accounting Standards No. 88, "Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," modifications to certain employee benefits and related benefit freezes resulted in the recognition of a pretax curtailment gain of approximately $3,100,000 in the three and six months ended March 31, 2001.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Operating results for the three and six month periods ended March 31, 2001 included a pretax pension curtailment gain of approximately $3.1 million, which was evenly divided between the specialty plastic films and garage doors segments. Prior year operating results also included goodwill amortization of $.6 million and $1.2 million for the three and six month periods.

THREE MONTHS ENDED MARCH 31, 2002

     Following are operating results (in thousands) by business segment for the three-month periods ended March 31:

                                                              Segment
                                        Net Sales         Operating Profit
                                      2002      2001        2002      2001
                                      ----      ----        ----      ----
Garage doors                        $ 93,302  $ 87,857    $  336    $(1,435)
Installation services                 63,520    62,478       721        727
Specialty plastic films               68,948    77,044    10,064     11,914
Electronic information
 and communication systems            46,675    42,685     3,086      1,849
Intersegment revenues                 (5,137)   (5,875)       -          -
                                    --------  --------  --------   --------
                                    $267,308  $264,189   $14,207    $13,055
                                    ========  ========  ========   ========

Garage Doors
------------

     Net sales of the garage doors segment increased by $5.4 million or 6.2% compared to last year principally due to higher unit sales. Increased demand due to continued service level improvements and mild weather conditions resulted in the unit sales increase.

     Excluding the effect of the fiscal 2001 pension curtailment gain, operating profit of the garage doors segment increased $3.3 million compared to last year. Gross margin percentage increased to approximately 29.1% in 2002 from 24.1% last year. The increased margin was due primarily to the sales growth, increased manufacturing efficiencies and lower raw material costs. Selling, general and administrative expenses increased as a percentage of sales to 28.7% from 25.8% last year. Freight costs billed to customers were included in net sales; previously such recoverable costs were treated as a reduction of freight expense. This change in classification had no effect on segment operating profit. Excluding the impact of the pension curtailment gain and the classification of recoverable freight costs, expense levels were held to the same level as in the prior year. Steel suppliers to the garage doors segment have begun to raise prices. It is anticipated that such increases will not have a significant effect on fiscal 2002 operating profit; at this time, we cannot predict the impact that raw material price increases and any related selling price adjustments will have on operating results thereafter.

Installation Services
---------------------

     Net sales of the installation services segment increased by $1.0 million or 1.7% compared to last year. The increase was principally due to the segment's expanded product offering and stronger new construction markets.

     Operating profit of the installation services segment was approximately the same as last year. Gross margin percentage increased to 27.3% from 26.4% last year. Selling, general and administrative expenses as a percentage of sales increased to 26.2% from 25.3% last year, primarily due to costs associated with systems upgrades.

Specialty Plastic Films
-----------------------

     Net sales of the specialty plastic films segment decreased $8.1 million or 10.5% compared to the prior year. Selling price adjustments to pass through raw material cost decreases to customers ($3.7 million), the impact of a stronger U.S. dollar on translated foreign sales ($2.1 million) and lower unit volume ($1.5 million) were the principal reasons for the decrease.

     Excluding the effect of the fiscal 2001 pension curtailment gain, operating profit of the specialty plastic films segment was approximately the same as last year. Gross margin percentage increased to 27.3% from 25.6% last year, reflecting the effect of lower raw material costs and manufacturing efficiencies, partly offset by selling price adjustments. Selling, general and administrative expenses as a percentage of sales increased to 12.4% from 9.8% last year, due to the effect of the sales decrease and increased marketing and product development costs. This segment is now experiencing upward pressure on raw material (resin) costs. The segment is generally able to pass price increases on to some of its customers. Although there could be some impact on future operating results due to the extent of raw material price increases and the timing and amount of resultant selling price adjustments, we do not expect such impact to be significant.

Electronic Information and Communication Systems
------------------------------------------------

     Net sales of the electronic information and communication systems segment increased $4.0 million or 9.3% compared to last year. The increase was primarily due to increased sales in connection with defense communications and systems integration programs, partly offset by lower sales in the segment's integrated circuit business.

     Operating profit of the electronic information and communication systems segment increased $1.2 million or 66.9% compared to last year. The increase is principally attributable to the effect of higher sales, partly offset by increased expenditures of approximately $1.7 million associated with its previously announced technology initiatives. These development initiatives are expected to aggregate $5-6 million for 2002 with the objective of generating incremental revenue commencing in 2003. Gross margin percentage increased to 24.2% from 22.8% last year due primarily to higher sales and margins in connection with certain defense programs.

Net Interest Expense
--------------------

     Net interest expense decreased by $1.8 million compared to last year due to the effect of debt repayments and lower interest rates. Debt levels were reduced considerably compared to last year, with outstanding borrowings declining approximately $59 million from March 31, 2001 to March 31, 2002.

SIX MONTHS ENDED MARCH 31, 2002

     Operating results (in thousands) by business segment were as follows for the six-month periods ended March 31:

                                                              Segment
                                       Net Sales          Operating Profit
                                       ---------          ----------------
                                   2002       2001        2002       2001
                                   ----       ----        ----       ----
Garage doors                    $213,039    $197,225    $ 9,581    $ 3,500
Installation services            134,630     130,340      3,105      1,915
Specialty plastic films          141,514     149,754     19,884     21,626
Electronic information
 and communication systems        92,362      87,447      5,526      6,128
Intersegment revenues            (12,335)    (12,382)       -          -
                                --------    --------   --------   --------
                                $569,210    $552,384    $38,096    $33,169
                                ========    ========   ========   ========

Garage Doors
------------

     Net sales of the garage doors segment increased by $15.8 million or 8.0% compared to last year primarily due to higher unit sales. The unit sales increase was attributable to service level improvements and mild weather conditions.

     Excluding the pension curtailment gain, operating profit of the garage doors segment increased approximately $7.6 million compared to last year. Gross margin percentage increased to 29.9% in 2002 from 25.4% last year. The increased margin was due primarily to the sales growth, lower raw material costs and increased manufacturing efficiencies. Selling, general and administrative expenses increased as a percentage of sales to 25.4% from 23.7% last year. Freight costs billed to customers were included in net sales; previously such recoverable costs were treated as a reduction of freight expense. This change in classification had no effect on segment operating profit.

Installation Services
---------------------

     Net sales of the installation services segment increased by $4.3 million or 3.3% compared to last year. The increase was principally due to the segment's expanded product offering and stronger new construction markets.

     Operating profit of the installation services segment increased $1.2 million compared to last year. Gross margin percentage increased to 27.5% from approximately 26.5% last year. The increased margin was due to the sales increase and improved product mix compared to the prior year. Selling, general and administrative expenses as a percentage of sales was 25.2% compared to 25.1% last year.

Specialty Plastic Films
-----------------------

     Net sales of the specialty plastic films segment were $141.5 million compared to $149.8 million in the prior year. The decrease was primarily due to the impact of selling price adjustments to pass through raw material cost decreases to customers ($6.7 million), the effect of a stronger U.S. dollar on translated foreign sales ($1.2 million) and lower pricing on certain products ($2.2 million), partly offset by higher unit volume ($1.9 million).

     Excluding the pension curtailment gain, operating profit of the specialty plastic films segment was approximately the same as last year. Gross margin percentage increased to 25.9% from 25.3%, reflecting lower raw material costs and manufacturing efficiencies, partly offset by the effect of selling price adjustments and costs associated with a production line installed during the first quarter in one of our European operations. Selling, general and administrative expenses as a percentage of sales increased to approximately 11.7% from 10.5% due to the effect of the sales decrease; selling, general and administration expenses were substantially the same as in the prior year.

Electronic Information and Communication Systems
------------------------------------------------

     Net sales of the electronic information and communication systems segment increased $4.9 million or 5.6% compared to last year. The increase was primarily due to increased sales in connection with defense communications and systems integration programs, partly offset by lower sales in the segment's integrated circuit business.

     Operating profit of the electronic information and communication systems segment decreased $.6 million compared to last year. The decrease is principally attributable to increased expenditures of approximately $2.7 million associated with its previously announced technology initiatives. Gross margin percentage increased to 22.6% from 22.3% last year due primarily to higher margins in connection with the sales increase and manufacturing efficiencies.

Net Interest Expense
--------------------

     Net interest expense decreased by $3.6 million compared to last year due to the effect of debt repayments and lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow generated by operations for the six months ended March 31, 2002 was $44.0 million compared to $41.1 million last year and working capital was $194.0 million at March 31, 2002. Operating cash flows increased compared to last year due to increased earnings and improved working capital management.

     During the six months ended March 31, 2002, the company had capital expenditures of approximately $12 million, principally made in connection with increasing production capacity.

     Financing cash flows principally consisted of repayments of bank indebtedness of approximately $26 million and treasury stock purchases of $4.6 million during the quarter. If the anticipated level of operating cash flows is achieved, debt levels will be further reduced and purchases of the company's Common Stock under its stock buyback program will be made, depending upon market conditions, at prices deemed appropriate by management.

     At March 31, 2002, future minimum payments under noncancellable operating leases and payments to be made for notes payable and maturities of long-term debt over the next five years are as follows (000's omitted):

                    Operating       Debt
        Year        Leases          Repayments        Total
        ----        ---------       ----------        -----
        2003         $20,200         $8,300          $28,500
        2004          14,900          6,300           21,200
        2005          10,300          7,600           17,900
        2006           6,200          2,800            9,000
        2007           3,600          9,500           13,100

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Management does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that is required to be disclosed.

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


Item 3          Defaults upon Senior Securities
                -------------------------------
                None


Item 4          Submission of Matters to a Vote of Security Holders
                ---------------------------------------------------
                None


Item 5          Other Information
                -----------------
                None


Item 6          Exhibits and Reports on Form 8-K
                --------------------------------

                (a)    Exhibits
                       --------
                       None

                (b)    Reports on Form 8-K
                       -------------------
                       Current Report on Form 8-K dated April 30, 2002 covering Item 4 -- Changes in Registrant's Certifying Accountant

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GRIFFON CORPORATION

                                        By /s/ Robert Balemian
                                           ------------------------------------
                                           Robert Balemian
                                           President and Chief Financial Officer
                                           (Principal Financial Officer)

Date:  May 10, 2002