Form 10-Q
period 2002-06-30
GRIFFON CORP
filed 2002-08-13
CIK 50725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                                            [X]   Yes            [  ]   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 33,188,407 shares of Common Stock as of July 31, 2002.

                                   FORM 10-Q
                                   ---------

                                    CONTENTS
                                    --------
                                                                          PAGE
                                                                          ----
 PART I - FINANCIAL INFORMATION (Unaudited)
          ---------------------

          Condensed Consolidated Balance Sheets at June 30, 2002
          and September 30, 2001........................................     1

          Condensed Consolidated Statements of Operations for the Three
          Months and Nine Months Ended June 30, 2002 and 2001 ..........     3

          Condensed Consolidated Statements of Cash Flows for the
          Nine Months Ended June 30, 2002 and 2001 .....................     5

          Notes to Condensed Consolidated Financial Statements..........     6

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................    10

          Quantitative and Qualitative Disclosure about Market Risk.....    14

PART II - OTHER INFORMATION
          -----------------

          Item 1: Legal Proceedings ....................................    15

          Item 2: Changes in Securities ................................    15

          Item 3: Defaults upon Senior Securities ......................    15

          Item 4: Submission of Matters to a Vote of Security Holders...    15

          Item 5: Other Information ....................................    15

          Item 6: Exhibits and Reports on Form 8-K .....................    15

          Signature ....................................................    16

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                  June 30,        September 30,
                                                    2002              2001
                                                  ---------       --------------
                                                 (Unaudited)         (Note 1)
ASSETS
------

  CURRENT ASSETS:
    Cash and cash equivalents                   $ 41,776,000      $ 40,096,000

    Accounts receivable, less allowance for
      doubtful accounts                          138,588,000       146,425,000

    Contract costs and recognized income not
      yet billed                                  58,681,000        66,116,000

    Inventories (Note 2)                         102,967,000        98,044,000

    Prepaid expenses and other current assets     22,271,000        18,148,000
                                                ------------      ------------
       Total current assets                      364,283,000       368,829,000
                                                ------------      ------------
  PROPERTY, PLANT AND EQUIPMENT at cost,
   less accumulated depreciation and
   amortization of $121,082,000 at June 30,
   2002 and $104,231,000 at September 30,
   2001                                          152,071,000       145,931,000
                                                ------------      ------------
  OTHER ASSETS:
    Costs in excess of fair value of net
      assets of businesses acquired (Note 5)      49,339,000        60,232,000
    Other                                         12,610,000        10,001,000
                                                ------------      ------------
                                                  61,949,000        70,233,000
                                                ------------      ------------
                                                $578,303,000      $584,993,000
                                                ============      ============

            See notes to condensed consolidated financial statements.

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                                                  June 30,        September 30,
                                                    2002              2001
                                                  ---------       --------------
                                                 (Unaudited)         (Note 1)

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

  CURRENT LIABILITIES:

    Accounts and notes payable                  $ 62,672,000      $ 63,740,000
    Other current liabilities                    115,323,000        99,211,000
                                                ------------      ------------
       Total current liabilities                 177,995,000       162,951,000
                                                ------------      ------------
  LONG-TERM DEBT                                  82,230,000       108,615,000
                                                ------------      ------------
  MINORITY INTEREST AND OTHER                     22,735,000        19,574,000
                                                ------------      ------------
  SHAREHOLDERS' EQUITY:
    Preferred Stock, par value $.25 per
      share, authorized 3,000,000 shares,
      no shares issued                                   ---               ---
    Common Stock, par value $.25 per share,
      authorized 85,000,000 shares, issued
      36,322,842 shares at June 30, 2002 and
      35,023,437 shares at September 30,
      2001; 3,128,785 shares and 2,284,802
      shares in treasury at June 30, 2002
      and September 30, 2001, respectively         9,081,000         8,756,000

    Other shareholders' equity                   286,262,000       285,097,000
                                                ------------      ------------
       Total shareholders' equity                295,343,000       293,853,000
                                                ------------      ------------
                                                $578,303,000      $584,993,000
                                                ============      ============

           See notes to condensed consolidated financial statements.

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                  (Unaudited)

                                                     THREE MONTHS ENDED JUNE 30,
                                                     ---------------------------
                                                        2002             2001
                                                        ----             ----
Net sales                                          $297,335,000      $289,384,000
Cost of sales                                       212,227,000       213,468,000
                                                   ------------      ------------
   Gross profit                                      85,108,000        75,916,000

Selling, general and administrative expenses         68,189,000        58,153,000
                                                   ------------      ------------
   Income from operations                            16,919,000        17,763,000
                                                   ------------      ------------
Other income (expense):
   Interest expense                                  (1,185,000)       (2,494,000)
   Interest income                                      311,000           434,000
   Other, net                                         1,063,000          (256,000)
                                                   ------------      ------------
                                                        189,000        (2,316,000)
                                                   ------------      ------------

   Income before income taxes                        17,108,000        15,447,000

Provision for income taxes (Note 8)                   3,920,000         6,333,000
                                                   ------------      ------------

   Income before minority interest                   13,188,000         9,114,000

Minority interest                                    (1,751,000)       (1,383,000)
                                                   ------------      ------------
   Net income                                      $ 11,437,000      $  7,731,000
                                                   ============      ============

Basic earnings per share of common stock (Note 3)  $        .34      $        .23
                                                   ============      ============
Diluted earnings per share of common stock (Note 3)$        .32      $        .23
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

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                  (Unaudited)

                                                      NINE MONTHS ENDED JUNE 30,
                                                      --------------------------
                                                        2002             2001
                                                        ----             ----
Net sales                                          $866,545,000      $841,768,000
Cost of sales                                       622,822,000       623,332,000
                                                   ------------      ------------
   Gross profit                                     243,723,000       218,436,000

Selling, general and administrative expenses        193,849,000       172,011,000
                                                   ------------      ------------
   Income from operations (Note 6)                   49,874,000        46,425,000
                                                   ------------      ------------
Other income (expense):
   Interest expense                                  (3,723,000)       (9,217,000)
   Interest income                                      889,000         1,602,000
   Other, net                                           807,000          (625,000)
                                                   ------------      ------------
                                                     (2,027,000)       (8,240,000)
                                                   ------------      ------------

   Income before income taxes                        47,847,000        38,185,000

Provision for income taxes (Note 8)                  16,215,000        15,656,000
                                                   ------------      ------------
   Income before minority interest and cumulative
     effect of a change in accounting principle      31,632,000        22,529,000

Minority interest                                    (4,798,000)       (4,318,000)
                                                   ------------      ------------
   Income before cumulative effect of a change in
    accounting principle                             26,834,000        18,211,000


Cumulative effect of a change in accounting
   principle, net of income taxes of $2,457,000
   (Note 5)                                         (24,118,000)              ---
                                                   ------------      ------------
   Net income                                      $  2,716,000      $ 18,211,000
                                                   ============      ============
Basic earnings per share of common stock
   (Note 3):

   Income before cumulative effect of a change in
     accounting principle                          $        .81      $        .55
   Cumulative effect of a change in accounting
     principle                                             (.73)              ---
                                                   ------------      ------------
                                                   $        .08     $        .55
                                                   ============      ============


Diluted earnings per share of common stock
   (Note 3):


   Income before cumulative effect of a change in
     accounting principle                          $        .76      $        .55
   Cumulative effect of a change in accounting
     principle                                             (.68)              ---
                                                   ------------      ------------
                                                   $        .08      $        .55
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

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (Unaudited)

                                                      NINE MONTHS ENDED JUNE 30,
                                                      --------------------------
                                                        2002             2001
                                                        ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $  2,716,000       $18,211,000
                                                   ------------      ------------
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization                    16,510,000        18,270,000
    Gain on sale of real estate                      (1,974,000)              ---
    Pension curtailment gain                                ---        (3,156,000)
    Minority interest                                 4,798,000         4,318,000
    Cumulative effect of a change in accounting
      principle                                      24,118,000               ---
    Provision for losses on accounts receivable       1,996,000         2,469,000
    Change in assets and liabilities:
      Decrease in accounts receivable and contract
        costs and recognized income not yet billed   15,132,000        29,192,000
      (Increase) decrease in inventories             (3,913,000)        1,581,000
      (Increase) decrease in prepaid expenses and
        other assets                                    502,000        (2,274,000)
      Decrease in accounts payable, accrued
        liabilities and income taxes                 (3,652,000)       (1,131,000)
      Other changes, net                              3,092,000         5,016,000
                                                   ------------      ------------
  Total adjustments                                  56,609,000        54,285,000
                                                   ------------      ------------
      Net cash provided by operating activities      59,325,000        72,496,000
                                                   ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment      (18,681,000)      (19,560,000)
  Acquired business (Note 7)                         (4,598,000)              ---
  Proceeds from sale of real estate                   2,638,000               ---
  (Increase) decrease in equipment lease deposits
    and other                                          (434,000)          231,000
                                                   ------------      ------------
      Net cash used in investing activities         (21,075,000)      (19,329,000)
                                                   ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury shares                       (10,142,000)              ---
  Proceeds from issuance of long-term debt            4,000,000         1,406,000
  Payments of long-term debt                        (31,633,000)      (28,665,000)
  Decrease in short-term borrowings                  (1,271,000)       (4,260,000)
  Exercise of stock options                           6,695,000           152,000
  Other, net                                         (4,219,000)       (4,907,000)
                                                   ------------      ------------
      Net cash used in financing activities         (36,570,000)      (36,274,000)
                                                   ------------      ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS             1,680,000        16,893,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     40,096,000        26,616,000
                                                   ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $41,776,000       $43,509,000
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

(1)  Basis of Presentation -
     ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002. The balance sheet at September 30, 2001 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report to shareholders for the year ended September 30, 2001.

(2)  Inventories -
     -----------

     Inventories, stated at the lower of cost (first-in, first-out or average) or market, are comprised of the following:

                                             June 30,        September 30,
                                              2002               2001
                                             --------        -------------
Finished goods.........................   $ 47,623,000        $53,613,000
Work in process........................     34,555,000         27,809,000
Raw materials and supplies.............     20,789,000         16,622,000
                                          ------------        -----------
                                          $102,967,000        $98,044,000
                                          ============        ===========

(3)  Earnings per share (EPS) -
     ------------------------

     Earnings per share amounts and the weighted average number of shares used in their calculation for the three-month and nine-month periods ended June 30, 2001 have been restated to reflect the effect of a 10% Common Stock dividend paid in September 2001.

     Basic EPS is calculated by dividing income by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock used in determining basic EPS was 33,428,000 and 33,007,000 for the three months ended June 30, 2002 and 2001, respectively, and 33,231,000 and 32,988,000 for the nine months ended June 30, 2002 and 2001, respectively.

     Diluted EPS is calculated by dividing income by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with potentially dilutive securities. The weighted average number of shares of common stock used in determining diluted EPS was 35,514,000 and 33,505,000 for the three months ended June 30, 2002 and 2001, respectively, and 35,121,000 and 33,276,000 for the nine months ended June 30, 2002 and 2001, respectively, and reflects additional shares issuable in connection with stock option and other stock-based compensation plans.

     Options to purchase approximately 3,296,000 shares of common stock were not included in the computation of diluted earnings per share for the three months ended June 30, 2001, and options to purchase approximately 3,806,000 shares of common stock were not included in the computation of diluted earnings per share for the nine months ended June 30, 2001, because the effects would have been antidilutive.

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

     Information on the company's business segments is as follows:

                                                                                Electronic
                                                                                Information
                                                               Specialty            and
                                Garage       Installation       Plastic        Communication
                                Doors          Services          Films            Systems          Totals
                                ------       -------------     ----------     ----------------     ------
Revenues from external
   customers -

 Three months ended
   June 30, 2002            $103,902,000     $ 70,596,000     $ 74,830,000      $ 48,007,000    $297,335,000
   June 30, 2001             102,758,000       68,213,000       75,709,000        42,704,000     289,384,000

 Nine months ended
   June 30, 2002             304,738,000      205,094,000      216,344,000       140,369,000     866,545,000
   June 30, 2001             287,735,000      198,419,000      225,463,000       130,151,000     841,768,000

Intersegment revenues -

 Three months ended
   June 30, 2002            $  6,307,000     $     50,000     $        ---      $        ---    $  6,357,000
   June 30, 2001               6,469,000           78,000              ---               ---       6,547,000

 Nine months ended
   June 30, 2002              18,510,000          182,000              ---               ---      18,692,000
   June 30, 2001              18,717,000          212,000              ---               ---      18,929,000

Segment profit -

 Three months ended
   June 30, 2002            $  6,420,000     $  2,181,000     $  8,722,000      $  3,433,000    $ 20,756,000
   June 30, 2001               5,766,000        2,030,000        9,076,000         2,931,000      19,803,000

 Nine months ended
   June 30, 2002              16,001,000        5,286,000       28,606,000         8,959,000      58,852,000
   June 30, 2001               9,266,000        3,945,000       30,702,000         9,059,000      52,972,000


     Following is a reconciliation of segment profit to amounts reported in the consolidated financial statements:

                                  Three Months Ended June 30,       Nine Months Ended June 30,
                                  ---------------------------       --------------------------
                                     2002           2001                 2002        2001
                                     ----           ----                 ----        ----
Profit for all
  segments                       $20,756,000    $19,803,000         $58,852,000   $52,972,000
Unallocated amounts               (2,774,000)    (2,296,000)         (8,171,000)   (7,172,000)
Interest expense, net               (874,000)    (2,060,000)         (2,834,000)   (7,615,000)
                                 -----------    -----------         -----------   -----------
 Income before
  income taxes                   $17,108,000    $15,447,000         $47,847,000   $38,185,000
                                 ===========    ===========         ===========   ===========

(5)  Changes in accounting principles -
     --------------------------------

     Effective October 1, 2001, the company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS
142). SFAS 142 addresses accounting and reporting for acquired goodwill. It eliminates the previous requirement to amortize goodwill and establishes new requirements with respect to evaluating goodwill for impairment. With the assistance of a third-party valuation expert, the company ascertained the fair value of its reporting units as part of adopting SFAS 142 and determined that goodwill of the installation services segment was impaired pursuant to the new standard. The fair value of the installation services segment used in computing the impairment loss was determined through a combination of market based approaches and present value techniques. Results for the nine months ended June 30, 2002 include the related cumulative effect of a change in accounting principle in the amount of $24,118,000 (net of an income tax benefit of $2,457,000) to reflect the impairment.

     Had SFAS 142 been in effect for the three and nine months ended June 30, 2001, the related elimination of goodwill amortization would have increased the company's net income and earnings per share as follows:

                                         For the Three Months Ended               For the Nine Months Ended
                                                June 30, 2001                            June 30, 2001
                                         --------------------------               --------------------------

                               As Reported      Increase      Pro Forma      As Reported     Increase     Pro Forma
                               -----------      --------      ---------      -----------     --------     ---------
Net income                    $  7,731,000      $414,000      $8,145,000     $18,211,000    $1,364,000   $19,575,000
                              ============      ========      ==========     ===========    ==========   ===========
Basic earnings per
  share of common stock               $.23                          $.25            $.55                        $.59
                                      ====                          ====            ====                        ====
Diluted earnings per
  share of common stock               $.23                          $.24            $.55                        $.59
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

(6)  Pension curtailment gain -
     ------------------------

     Pursuant to the provisions of Statement of Financial Accounting Standards No. 88, "Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," modifications to certain employee benefits and related benefit freezes resulted in the recognition of a pretax curtailment gain of approximately $3,100,000 in the nine months ended June 30, 2001.

(7)  Acquisition -
     -----------

     In June 2002, the company acquired a 60% interest in a Brazilian manufacturer of plastic hygienic and specialty films. The unpaid balance of the purchase price, approximately $13 million, is expected to be settled in fiscal 2003. The acquired company's sales in the most recent year were approximately $15 million.

(8)  Income taxes -
     ------------

     The provision for income taxes for the three and nine month periods ended June 30, 2002 includes a $2.0 million tax benefit to reflect the resolution of certain previously recorded tax liabilities.

(9)  Comprehensive income -
     --------------------

     Comprehensive income, which consists of net income and foreign currency translation adjustments, was $13.0 million and $7.3 million for the three month periods ended June 30, 2002 and 2001, respectively, and $3.1 million and $18.3 million for the nine month periods ended June 30, 2002 and 2001, respectively.

(10) Subsequent event -
     ----------------

     In August 2002 the company adopted a plan to divest a peripheral operation that sells slatted steel coiling doors and related products for commercial users. A loss on disposal of this discontinued operation, estimated at $6 - $7 million after income tax effect, will be reflected in fourth quarter results. This unprofitable operation, which was included in the garage door segment, had revenues of $21.5 million for the nine months ended June 30, 2002, $28.3 million in 2001 and $25.9 million in 2000.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


RESULTS OF OPERATIONS

     Operating results for the nine month period ended June 30, 2001 included a pretax pension curtailment gain of approximately $3.1 million, which was evenly divided between the specialty plastic films and garage doors segments. Prior year operating results also included goodwill amortization of $.6 million and $1.8 million for the three and nine month periods.

THREE MONTHS ENDED JUNE 30, 2002

     Following are operating results (in thousands) by business segment for the three-month periods ended June 30:

                                                                       Segment
                                               Net Sales           Operating Profit
                                               ---------           ----------------
                                           2002       2001         2002        2001
                                           ----       ----         ----        ----
Garage doors                            $110,209    $109,227     $ 6,420    $ 5,766
Installation services                     70,646      68,291       2,181      2,030
Specialty plastic films                   74,830      75,709       8,722      9,076
Electronic information
 and communication systems                48,007      42,704       3,433      2,931
Intersegment revenues                     (6,357)     (6,547)          -          -
                                        --------    --------    --------   --------
                                        $297,335    $289,384     $20,756    $19,803
                                        ========    ========    ========   ========

Garage Doors
------------

     Net sales of the garage doors segment increased by $1.0 million compared to last year. Favorable product mix and improved service levels resulted in the sales increase.

     Operating profit of the garage doors segment increased $0.7 million compared to last year. Gross margin percentage increased to approximately 31.6% in 2002 from 27.2% last year. The increased margin was due primarily to lower raw material costs and increased manufacturing efficiencies. Selling, general and administrative expenses increased as a percentage of sales to 25.8% from 21.9% last year. Freight costs billed to customers were included in net sales;
previously such recoverable costs were treated as a reduction of freight expense. This change in classification had no effect on segment operating profit. Excluding the classification of recoverable freight costs, higher selling, general and administrative expense levels reflected increased distribution and product development costs. Steel suppliers to the garage doors segment have begun to raise prices. It is anticipated that such increases will not have a significant effect on fiscal 2002 operating profit; at this time, we cannot predict the impact that raw material price increases and any related selling price adjustments will have on operating results thereafter.

     In August 2002 the company adopted a plan to divest a peripheral operation that sells slatted steel coiling doors and related products for commercial users. A loss on disposal of this discontinued operation, estimated at $6 - $7 million after income tax effect, will be reflected in fourth quarter results. This unprofitable operation, which was included in the garage door segment, had revenues of $21.5 million for the nine months ended June 30, 2002, $28.3 million in 2001 and $25.9 million in 2000.

Installation Services
---------------------

     Net sales of the installation services segment increased by $2.4 million compared to last year. The increase was principally due to the segment's expanded product offering and stronger new construction markets.

     Operating profit of the installation services segment was approximately the same as last year. Gross margin percentage increased to 27.6% from 26.2% last year. Selling, general and administrative expenses as a percentage of sales increased to 24.6% from 23.3% last year to support the sales growth and due to costs associated with systems upgrades.

Specialty Plastic Films
-----------------------

     Net sales of the specialty plastic films segment decreased $0.9 million compared to last year. Lower selling prices ($5.0 million), including selling price adjustments to pass through raw material cost decreases to customers, were partly offset by higher unit volumes ($1.6 million), the impact of a weaker U.S. dollar on translated foreign sales ($1.7 million) and sales of an acquired company ($0.5 million).

     Operating profit of the specialty plastic films segment decreased by $0.4 million compared to last year. Gross margin percentage increased to 24.6% from 23.5% last year, reflecting lower raw material costs and the effect of selling price adjustments. Selling, general and administrative expenses as a percentage of sales increased to 13.8% from 11.3% last year due to the effect of the sales decrease, costs associated with settled litigation and increased distribution and information technology costs. This segment is now experiencing upward pressure on raw material (resin) costs. The segment is generally able to pass price increases on to some of its customers. Although there could be some impact on future operating results due to the extent of raw material price increases and the timing and amount of resultant selling price adjustments, we do not expect such impact to be significant.

Electronic Information and Communication Systems
------------------------------------------------

     Net sales of the electronic information and communication systems segment increased $5.3 million compared to last year. The increase was primarily due to increased sales in connection with defense communications and systems integration programs, partly offset by lower sales in the segment's integrated circuit business.

     Operating profit of the electronic information and communication systems segment increased $0.5 million compared to last year. The increase is principally attributable to the effect of higher sales, partly offset by increased expenditures of approximately $0.5 million associated with its previously announced technology initiatives. These development initiatives are expected to aggregate $5-6 million for 2002 with the objective of generating incremental revenue commencing in the latter part of 2003. Gross margin percentage increased to 25.2% from 24.1% last year due primarily to higher sales and margins in connection with certain defense programs.

Net Interest Expense
--------------------

     Net interest expense decreased by $1.2 million compared to last year due to the effect of debt repayments and lower interest rates. Debt levels were reduced considerably compared to last year, with outstanding borrowings declining approximately $48 million from June 30, 2001 to June 30, 2002.

Other Income (Expense)
---------------------

     Other,   net  included  a  $1,974,000   gain  on  sale  of  real  property,
substantially offset by a $1.6 million charge to reflect estimated liabilities associated with the bankruptcy of a freight claims administrator.

Income Tax Expense
------------------

     The company's provision for income taxes in the three months ended June 30, 2002 includes a $2.0 million tax benefit to reflect the resolution of certain previously recorded tax liabilities.

NINE MONTHS ENDED JUNE 30, 2002

        Operating results (in thousands) by business segment were as follows for the nine-month periods ended June 30:

                                                         Segment
                                   Net Sales         Operating Profit
                                   ---------         ----------------
                               2002       2001       2002       2001
                               ----       ----       ----       ----
Garage doors                 $323,248   $306,452    $16,001   $ 9,266
Installation services         205,276    198,631      5,286     3,945
Specialty plastic films       216,344    225,463     28,606    30,702
Electronic information
 and communication systems    140,369    130,151      8,959     9,059
Intersegment revenues         (18,692)   (18,929)      -         -
                             --------   --------   --------  --------
                             $866,545   $841,768    $58,852   $52,972
                             ========   ========   ========  ========

Garage Doors
------------

     Net sales of the garage doors segment increased by $16.8 million compared to last year primarily due to higher unit sales. The unit sales increase was attributable to service level improvements and mild weather conditions.

     Excluding the fiscal 2001 pension curtailment gain, operating profit of the garage doors segment increased approximately $8.2 million compared to last year. Gross margin percentage increased to 30.5% in 2002 from 26.1% last year. The increased margin was due primarily to the sales growth, lower raw material costs and increased manufacturing efficiencies. Selling, general and administrative expenses increased as a percentage of sales to 25.5% from 23.0% last year. Freight costs billed to customers were included in net sales; previously such recoverable costs were treated as a reduction of freight expense. This change in classification had no effect on segment operating profit.

Installation Services
---------------------

     Net sales of the installation services segment increased by $6.6 million compared to last year. The increase was principally due to the segment's expanded product offering, stronger new construction markets and increased market share.

     Operating profit of the installation services segment increased $1.3 million compared to last year. Gross margin percentage increased to 27.5% from approximately 26.4% last year. The increased margin was due to the sales increase and improved product mix compared to the prior year. Selling, general and administrative expenses as a percentage of sales was 24.5%, unchanged from last year.

Specialty Plastic Films
-----------------------

     Net sales of the specialty plastic films segment were $216.3 million compared to $225.5 million last year. Lower selling prices ($13.9 million), including selling price adjustments to pass through raw material cost decreases to customers, partly offset by higher unit volume ($3.9 million) were the principal reasons for the decrease.

     Excluding the fiscal 2001 pension curtailment gain, operating profit of the specialty plastic films segment decreased by $0.6 million compared to last year. Gross margin percentage increased to 25.5% from 24.7%, reflecting lower raw material costs and manufacturing efficiencies, partly offset by the effect of selling price adjustments and costs associated with a production line installed during the first quarter in one of our European operations. Selling, general and administrative expenses as a percentage of sales increased to approximately 12.4% from 10.8% due to the effect of the sales decrease; selling, general and administrative expenses were substantially the same as in the prior year.

Electronic Information and Communication Systems
------------------------------------------------

     Net sales of the electronic information and communication systems segment increased $10.2 million compared to last year. The increase was primarily due to increased sales in connection with defense communications and systems integration programs, partly offset by lower sales in the segment's integrated circuit business.

     Operating profit of the electronic information and communication systems segment was approximately the same as last year after increased expenditures of approximately $3.2 million associated with its previously announced technology initiatives. Gross margin percentage increased to 23.5% from 22.9% last year due primarily to higher margins in connection with the sales increase and manufacturing efficiencies.

Net Interest Expense
--------------------

     Net interest expense decreased by $4.8 million compared to last year due to the effect of debt repayments and lower interest rates.

Other Income (Expense)
---------------------

     Other,   net  included  a  $1,974,000   gain  on  sale  of  real  property,
substantially offset by a $1.6 million charge to reflect estimated liabilities associated with the bankruptcy of a freight claims administrator.

Income Tax Expense
------------------

     The company's provision for income taxes for the nine months ended June 30, 2002 includes a $2.0 million tax benefit to reflect the resolution of certain previously recorded tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow generated by operations for the nine months ended June 30, 2002 was $59.3 million compared to $72.5 million last year and working capital was $186.3 million at June 30, 2002.

     During the nine months ended June 30, 2002, the company had capital expenditures of approximately $18.7 million, principally made in connection with increasing production capacity. Capital expenditures for fiscal 2002 are expected to aggregate approximately $25 million; it is anticipated that fiscal 2003 capital expenditures will exceed $40 million. The increased capital expenditures are primarily in connection with new programs for the specialty plastic films segment.

     As described in Note 7 to the condensed consolidated financial statements, in June 2002, the company acquired a 60% interest in a Brazilian manufacturer of plastic hygienic and specialty films. The unpaid balance of the purchase price, approximately $13 million, is expected to be settled in fiscal 2003.

     Financing cash flows principally consisted of reductions of bank indebtedness of $28.9 million, treasury stock purchases of $10.1 million and proceeds from stock option exercises of $6.7 million. Additional purchases of the company's Common Stock under its stock buyback program will be made, depending upon market conditions, at prices deemed appropriate by management.

     At June 30, 2002, future minimum payments under noncancellable operating leases and payments to be made for notes payable and maturities of long-term debt over the next five years are as follows (000's omitted):

                        Operating             Debt
        Year             Leases             Repayments         Total
        ----            ---------           ----------         -----
        2003            $20,700               $6,200          $26,900
        2004             16,000                5,800           21,800
        2005             11,500                6,600           18,100
        2006              6,900                2,800            9,700
        2007              4,200                9,300           13,500

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

FORWARD-LOOKING STATEMENTS

     All statements other than statements of historical fact included in this report, including without limitation statements regarding the company's financial position, business strategy, and the plans and objectives of the company's management for future operations, are forward-looking statements. When used in this report, words such as "anticipate", "believe", "estimate", "expect", "intend", "objective" and similar expressions, as they relate to the company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the company's management, as well as assumptions made by and information currently available to the company's management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, business and economic conditions, competitive factors and pricing pressures, capacity and supply constraints. Such statements reflect the views of the company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the company. Readers are cautioned not to place undue reliance on these forward-looking statements. The company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Management does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that is required to be disclosed.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1 - Legal Proceedings
         -----------------
         None


Item 2 - Changes in Securities
         ---------------------
         None


Item 3 - Defaults upon Senior Securities
         -------------------------------
         None


Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         None


Item 5 - Other Information
         -----------------
         None


Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------

     (a) Exhibit 99 - Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Current report on Form 8-K dated April 30, 2002 reporting a change in the registrant's certifying accountants.

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



Date:  August 12, 2002