Form 10-K
period 2002-09-30
GRIFFON CORP
filed 2002-12-20
CIK 50725

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------
                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2002

                                       Or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

              For the transition period from               to

                           Commission File No. 1-6620

                               GRIFFON CORPORATION

             (Exact name of registrant as specified in its charter)

             DELAWARE                                    11-1893410
  (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)

  100 JERICHO QUADRANGLE, JERICHO, NEW YORK                 11753
   (Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code:    (516) 938-5544

           Securities registered pursuant to Section 12(b) of the Act:

                                                                      NAME OF EACH EXCHANGE ON
               TITLE OF EACH CLASS                                        WHICH REGISTERED
               -------------------                                        ----------------
      COMMON STOCK, $.25 PAR VALUE                                    NEW YORK STOCK EXCHANGE
      PREFERRED SHARE PURCHASE RIGHTS                                 NEW YORK STOCK EXCHANGE

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes[X] No[ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         Indicate by check mark whether this registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes[X] No[ ]

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. As of December 16, 2002 - approximately $425,658,000.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of December 16, 2002 - 32,756,784.

                      DOCUMENTS INCORPORATED BY REFERENCE:

        Part III - (Items 10, 11, 12 and 13). Registrant's definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

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

       The company has made strategic investments in each of its business segments to enhance its market position, expand into new markets and further accelerate growth. Garage Doors and Installation Services have acquired several manufacturing and installation companies in recent years. In fiscal 1997, the company acquired a West Coast-based garage door manufacturing and installation company, which enhanced the company's national market position. In 1999, Installation Services acquired an operation located in the Southwest that sells and installs a range of specialty products to the new residential construction market, expanding the products and services offered by the company. In 2000, the company acquired a Michigan garage door wholesale and installation company and a Seattle fireplace and garage door installation business. In 1998, Specialty Plastic Films acquired a manufacturer of plastic packaging and specialty films located in Germany, expanding its markets, and subsequently added additional production capacity in its European joint venture in connection with multi-year contracts from a major international consumer products company. In 2002, Specialty Plastic Films acquired 60% ownership of a Brazilian manufacturer of plastic hygienic and specialty films, further expanding its markets and global supply capabilities. In 2000, the Electronic Information and Communication Systems segment acquired a search and weather radar business.

       The company was incorporated on May 18, 1959 under the laws of the State of New York. It was reincorporated in Delaware in 1970 and its name was changed to Griffon Corporation in 1995. The company makes available, free of charge through its website at www.griffoncorp.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is filed with the Securities and Exchange Commission.

GARAGE DOORS

     The company believes that its wholly-owned subsidiary, Clopay, is the largest manufacturer and marketer of residential garage doors and among the largest manufacturers of commercial sectional doors in the United States. The company's building products are sold under Clopay(R), Ideal Door(R) and Holmes(R) brand names through an extensive distribution network throughout the United States. The company estimates that the majority of Garage Doors' net sales are from sales of garage doors to the home remodeling segment of the residential housing market, with the balance from the new residential housing and commercial building markets. Sales into the home remodeling market are being driven by the continued aging of the housing stock and the conversion by homeowners from wood doors to lighter weight, easier to maintain steel doors.

Industry

     According to industry sources, the residential and commercial/industrial garage door market for 2001 was estimated to be $1.5 billion. Over the past decade there have been several key trends driving the garage door industry, including the shift from wood to steel doors and the growth of the home center channel of distribution. The company estimates that over 90% of the total garage door market today is steel doors. Superior strength, reduced weight and low maintenance have favored the steel door. Other product innovations during this period include insulated double-sided steel doors, new springing systems and, most recently, residential garage doors with improved safety features.

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

Key Competitive Strengths

     The company believes that the following strengths will continue to enhance the market position of Garage Doors:

     National Distribution Network. The company distributes its building products through a wide range of distribution channels including installing dealers, retailers and wholesalers. The company owns and operates a national network of 46 distribution centers including a large regional distribution center targeted to handle retail distribution. The company's building products are sold to approximately 2,000 independent professional installing dealers and to major home center retail chains, including The Home Depot, Inc., Menards, Inc. and Lowe's Companies, Inc. The company maintains strong relationships with its installing dealers and believes it is the largest supplier of residential garage doors to retail channels.

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

     Strong Brand Franchise. The company's brand names, particularly Clopay(R), Holmes(R) and Ideal Door(R) residential doors, are widely recognized in the building products industry. The company believes that it has earned a reputation among installing dealers, retailers and wholesalers for producing a broad range of high-quality doors. The company's market leadership and strong brand recognition are key marketing tools for expanding its customer base, leveraging its distribution network and increasing its market share.

Strategy

     The company intends to increase its market share in Garage Doors by capitalizing on what it believes to be its leadership position as the largest manufacturer and marketer of residential garage doors. Specifically, the company intends to: (i) continue sales growth through its dealer network and penetration of the retail market; (ii) increase brand awareness through merchandising programs and advertising; (iii) maintain a leadership position in new product development; and (iv) expand its production and presence nationally through continued strategic acquisitions.

Products and Services

     The company manufactures a broad line of residential and commercial sectional garage doors with a variety of options at varying prices. The company also sells related products such as garage door openers. The company offers garage doors made from several materials, including steel and wood.

     The company generally markets its lines of residential garage doors in three primary product categories: Value, Value Plus and Premium. The Value series door construction consists of a single layer of steel or wood doors targeting the construction market and the cost-conscious consumer market. The Value Plus series consists of insulated steel doors targeting the new construction market and the quality-oriented consumer market. The Premium series consists of steel doors with a layer of insulation bonded between two sheets of steel targeting consumers who desire exceptional strength, durability, high insulation value, quiet operation, and a finished interior appearance.

     The company also markets commercial sectional doors. Commercial sectional doors are similar to residential garage doors, but are designed to meet more demanding performance specifications.

     In 2002, the company announced that it was discontinuing its Atlas(R) brand commercial/industrial product line, which included slatted steel coiling doors, service doors, thermal doors, fire doors and counter shutters, fire shutters and grilles. See Note 1 of Notes to Consolidated Financial Statements.

     Sales by Garage Doors have provided approximately 35% of the company's consolidated revenue in 2002, 35% in 2001 and 36% in 2000.

Sales and Marketing

     The company sells residential and commercial doors for professional installation directly to a national network of professional installing dealers. The company also sells garage doors to retailers such as The Home Depot, Inc., Menards, Inc. and Lowe's Companies, Inc. The company is the principal supplier of residential garage doors throughout the United States and Canada to The Home Depot, Inc., with Clopay(R) brand doors being sold exclusively to this customer in the retail channel of distribution. The segment's largest customer is The Home Depot, Inc. The loss of this customer would have a material adverse effect on the company's business. Sales of the Clopay(R) brand outside the retail channel of distribution are not restricted, and the company continues to sell doors to other retailers under the Ideal Door(R) and Holmes(R) brands. Recently, national home center chains have begun to offer installation services to consumers, provided through sub-contractors (including the company), for some of its product categories. The company also has an exclusive, multi-year contract with Lennar Corporation, one of the largest homebuilders in the United States. The company distributes its garage doors directly from its manufacturing facilities to customers, through its network of 46 company-owned distribution centers, throughout the United States and in Canada. These distribution centers allow the company to maintain an inventory of garage doors near installing dealers and to provide quick-ship service to retail customers.

Manufacturing and Raw Materials

     The company currently operates four garage door manufacturing facilities. A key aspect of Garage Doors' research and development efforts has been the ability to continually improve and streamline its manufacturing process. The company's engineering and technological expertise, combined with its capital investment in equipment, generally has enabled the company to efficiently manufacture products in large volume and meet changing customer needs. The company's facilities use proprietary manufacturing processes to produce the majority of its products. Certain of the company's equipment and machinery are internally modified to achieve its manufacturing objectives.

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

INSTALLATION SERVICES

     The company has developed a substantial network of specialty building products installation and service operations. Its network of locations cover many of the key new single family home markets in the United States and offer an increasing variety of building products and services to the residential construction and remodeling industries. The company believes that it is one of the leading installing dealers of both garage doors and manufactured fireplaces in the United States.

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

   Installation Services has targeted geographic markets that have a sizeable population or significant growth demographics. The company currently serves 18 of the top 100 metropolitan markets based on population and 11 of the top 20 new single-family residential construction markets. The markets served account for approximately 24% of all new residential housing permits in the United States. The company seeks to promote the continued growth of the Installation Services business through both internal growth and strategic acquisitions of new operations in high growth construction markets.

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

     Kitchen and Bath Cabinets - cabinetry, with options in wood varieties and door styles, are offered for distribution and installation to the new construction market.

     Other - other products include seamless gutters, closet systems, window coverings, bath enclosures, and architectural hardware. Tile and stone applications for shower and bath walls, counter tops and fireplace surrounds are also offered.

     Sales by Installation Services have provided approximately 23% of the company's consolidated revenue in 2002, 2001 and 2000.

Acquisitions

     The Installation Services business has entered new markets primarily through acquisition. Once established in a market, the company introduces additional product categories to the acquired company's product offerings. From 1993 through 2000, the company completed thirteen acquisitions of building products service and installation operations.

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

     The segment's major customer is Procter & Gamble, with whom the company enjoys a long and growing relationship. Specialty Plastic Films supplies Procter & Gamble with a variety of products used primarily for its infant diapers, both domestically and internationally, and expects to continue to expand the relationship in the future. See "Strategy".

Industry

     The specialty plastic films industry has been affected by several key trends over the past five years. These trends include the increased use of disposable products in developing countries and favorable demographics, such as the aging of the population, in the major global economies. Other key trends representing significant opportunities for manufacturers include the continued demand for new advanced products such as cloth-like, breathable, laminated, and printed products and the need of major customers for global supply partners.

Key Competitive Strengths

     The company believes that the following strengths will continue to enhance the market position of Specialty Plastic Films:

     Technological Expertise and Product Development. The company believes that, as a result of ongoing research and development activities and continued capital investment, it is a leader in new product development and commercialization of specialty plastic films and laminates for its markets. The company has developed technologically advanced embossed films, elastomeric films, breathable films, laminates and cloth-like barrier products for diapers, feminine hygiene products, disposable health care and industrial products. The company believes that its technical expertise and product development capabilities enhance its market position and customer relationships.

     Long-Term Customer Relationships and Expanding International Presence. The company has developed strong, long-term relationships with leading consumer and health care products companies. The company believes that these relationships, combined with its technological expertise, product development and production capabilities, have positioned it to meet changing customer needs, which the company expects will drive growth. In addition, the company believes its strong, long-term relationships provide it with increasing opportunities to expand and enter new international markets, such as South America and Asia Pacific.

Strategy

     The company seeks to expand its market presence for Specialty Plastic Films by capitalizing on its technological and manufacturing expertise and on its relationships with major international consumer products companies. Specifically, the company believes that it can continue to increase its North American sales and expand internationally through ongoing product development and enhancement and by marketing its technologically advanced breathable films and laminates for use in all of its markets. The company believes that its Finotech joint venture, the 1998 acquisition of Bohme (see "European Operations") and the 2002 acquisition of Clopay do Brasil (see "South American Operations") provide a strong platform for additional sales growth in certain international markets.

     This segment is implementing a significant capital expansion program in fiscal 2003 to support new opportunities with its major customers and to increase capacity throughout its operations. We anticipate that revenues from such opportunities will commence in the latter part of fiscal 2003 and ramp up substantially in 2004. Equipment and plant additions over the next two years are anticipated to aggregate $60-70 million. This is approximately $15-20 million per year higher than this segment has expended over the past few years.

Products

     Specialty Plastic Films manufactures a wide variety of embossed and printed specialty films and laminates for the hygienic, healthcare and other markets. Specialty Plastic Films' products are used as moisture barriers for disposable infant diapers, adult incontinence and feminine hygiene products and as protective barriers in surgical and industrial gowns and drapes, equipment covers, flexible packaging, house wrap and other products. A specialty plastic film is a thin-gauge film (typically 0.0005" to 0.003") that is manufactured from polyolefin resins and engineered to provide certain performance characteristics. A laminate is the combination of a plastic film and a non-woven fabric. These products are produced using both cast and blown extrusion and laminating processes. High speed, multi-color custom printing of films and customized embossing patterns further differentiate the products. The company's specialty plastic film products typically provide a unique combination of performance characteristics that meet specific, proprietary customer needs. Examples of such characteristics include strength, breathability, barrier properties, processibility and aesthetic appeal.

     Sales by Specialty Plastic Films have provided approximately 25% of the company's consolidated revenue in 2002, 26% in 2001 and 23% in 2000.

Sales and Marketing

     The company sells its products primarily in the United States and Europe with sales also in Canada, Central and South America and Asia Pacific. The company utilizes an internal direct sales force, organized by customer accounts. Senior management actively participates by developing and maintaining close contacts with customers.

     The company's largest customer is Procter & Gamble, which has accounted for a substantial portion of Specialty Plastic Films' sales over the last five years. The loss of this customer would have a material adverse effect on the company's business. Specialty plastic films also are sold to a diverse group of other leading consumer, health care and industrial companies.

Research and Development

     The company believes it is an industry leader in the research, design and development of specialty plastic films and laminate products. The company operates a technical center where approximately 50 chemists, scientists and engineers work independently and in strategic partnerships with the company's customers to develop new technologies, products, processes and product applications. Currently, the company is engaged in several joint efforts with the research and development departments of its customers.

     The company's research and development efforts have resulted in many inventions covering embossing patterns, improved processing methods, product formulations, product applications and other proprietary technology. Recent new products include microporous breathable films and cost-effective cloth-like films and laminates. Microporous breathability provides for moisture vapor transmission and airflow while maintaining barrier properties resulting in improved comfort and skin care. Cloth-like films and laminates provide consumers preferred aesthetics such as softness and visual appeal. The company holds a number of patents for its current specialty film and laminate products and related manufacturing processes. The company believes its patents are a less significant factor in its success than its proprietary know-how and the knowledge, ability and experience of its employees.

European Operations

     In 1996, the company formed Finotech, a joint venture with Corovin GmbH, a manufacturer of non-woven fabrics headquartered in Germany and a subsidiary of BBA Group PLC, a publicly owned diversified U.K. manufacturer. The joint venture was created to develop, manufacture and market specialty plastic film based laminate products for use in the infant diaper, healthcare and other markets. Finotech, which is 60% owned by the company, focuses on selling its products in Europe.

     In 1997, Finotech constructed and began to operate a manufacturing facility in Germany, and subsequently increased capacity by adding new state of the art production lines. This expansion was designed to meet demand under multi-year contracts with a major international consumer products company.

     In July 1998, the company acquired Bohme Verpackungsfolien GmbH & Co., a German manufacturer of high-quality printed and conventional plastic packaging and specialty films. The acquisition provides a platform to further expand Specialty Plastic Films' European operations and the opportunity to broaden the segment's product line by bringing Bohme technology and products to North American and other international markets. These products include printed and unprinted film and flexible packaging for hygienic products.

South American Operations

     In June 2002, the company acquired 60% ownership in Isofilme Ltda, a Brazilian manufacturer of plastic hygienic and specialty films which will operate under the name Clopay do Brasil. The acquisition provides a platform to broaden participation in South American markets and strengthen the company's position as a global supplier.

Manufacturing and Raw Materials

     The company manufactures its specialty plastic film and laminate products on high-speed equipment designed to meet stringent tolerances. The manufacturing process consists of melting a mixture of polyolefin resins (primarily polyethylene) and additives, and forcing this mixture through a computer controlled die and rollers to produce embossed films. In addition, the lamination process involves extruding the melted plastic films directly onto a non-woven fabric and bonding these materials to form a laminate. Through statistical process control methods, company personnel monitor and control the entire production process.

     Plastic resins, such as polyethylene and polypropylene, and non-woven fabrics are the basic raw materials used in the manufacture of substantially all of Specialty Plastic Films' products. The company currently purchases its plastic resins in pellet form from several suppliers. The purchases are made under supply agreements that do not specify fixed pricing terms. The company's sources for raw materials are believed to be adequate for its current and anticipated needs.

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

         The table below lists some of the major programs the company currently participates in:

         Customer                          Product                                    Description
         --------                          -------                                    -----------
The Boeing Company           Intercommunications Management        U.S. Air Force C-17A Cargo Transport
                             Systems
                                                                   U.S. Air Force C-130 Hercules Air Transport
                                                                   Airborne Warning and Control System (AWACS)
                                                                   U.S. Navy F/A-18E/F Fighter/Attack Aircraft

                             Identification Friend or Foe System   AWACS

BAE Systems                  Intercommunications System            UK NIMROD Royal Maritime Patrol Aircraft
                             Integration

Northrop Grumman             Intercommunications Management        Joint-STARS Surveillance Aircraft
                             Systems

                             Maritime Surveillance Radar           U.S. Coast Guard HU-25 Aircraft


Lockheed Martin Corporation  Intercommunications  Management       U.S. Navy MH-60S/MH-60R Helicopters
                             Systems                               U.S. Navy P-3 Aircraft

                             Maritime Surveillance Radar and       U.S. Navy MH-60R Helicopter
                             Identification Friend or Foe System

Sikorsky Aircraft Company    Maritime Surveillance Radar           S-70B Maritime Surveillance Helicopter

                             Intercommunications                   SH-60B Maritime Surveillance Helicopter
                             Management Systems                    UH-60M Blackhawk Helicopter Upgrade Program

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

     Broad Base of Long-Life Programs and Incumbent Supplier Status. The company participates in a range of long-term defense and non-military government programs, both domestically and internationally. The company has developed a base of installed products in these programs that generate significant recurring revenue and retrofit, spare parts and customer support sales. Due to the inherent complexity of defense electronics, the company believes that its incumbent status on major platforms give it a competitive advantage in the selection process for the upgrades and enhancements that have characterized defense electronics procurement. Furthermore, the company believes that awards such as the U.S. Navy's MH-60R helicopter program and the recent contract award from Boeing to develop multiple configurations of Telephonics' Secure Digital Intercommunications System in support of the U.S. Air Force's C-130 Avionics Modernization Program, provide competitive advantages when such programs transition from development to the production phase.

Strategy

         The company believes that it is a technological leader in its core markets and intends to pursue new growth opportunities by leveraging its systems design and engineering capabilities and incumbent position on key platforms. For example, during 2000 Telephonics was awarded a contract valued at over $21 million for the development of the next generation integrated radio management system for the U.S. Air Force's C-17A air transport. Following the development phase, the company expects to introduce the newly designed equipment on future C-17As and to upgrade the existing fleet of C-17As with the new equipment. In September 2002, Telephonics was awarded the first contract related to the production phase of this program. The company also expects substantial sales growth as it transitions from development to the production phase of the MH-60R helicopter program, which is now expected to commence in 2004.

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

         Due to increasing demand for broadband wireless voice and data communications, Telephonics is focusing on product development in this area with a view toward creating significant telecommunications market opportunities. For example, the segment is leveraging its extensive electronic systems design capability in the development of equipment whose purpose is to substantially improve the performance of existing wireless networks by increasing their speed, capacity and their overall quality of service. Additionally, TLSI, Telephonics' integrated circuit design subsidiary, is expanding its markets by leveraging its expertise to develop application specific standard integrated circuits targeted at the telecommunications, computer and computer peripherals industries. In 2001 and 2002, TLSI introduced a series of high precision Clock Generator chips which are used to sequence and synchronize electronic signals. These products are designed into fiber optic network applications addressing communication products for the home and office.

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

     Sales by Electronic Information and Communication Systems provided approximately 16% of the company's consolidated revenue in 2002, 17% in 2001 and 17% in 2000.

Backlog

     The funded backlog for Electronic Information and Communication Systems was approximately $147 million on September 30, 2002, compared to $176 million on September 30, 2001.

Sales and Marketing

     Telephonics has approximately 18 technical business development personnel who act as the focal point for its marketing activities and approximately 30 sales representatives who introduce its products and systems to customers worldwide.

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

         By leveraging its extensive military electronics systems' design and development capability, Telephonics believes it can create additional growth opportunities and enter new markets, and is undertaking a series of development initiatives related to broadband, wireless and integrated circuit operations (see "Strategy"). These development initiatives, which began in 2001 are estimated at approximately $4-5 million for fiscal 2003 with the objective of generating incremental revenue commencing in 2004.

Competition

        Electronic Information and Communication Systems competes with major manufacturers of electronic information and communication systems that have greater financial resources than the company, and with several smaller manufacturers of similar products. The company competes on the basis of technology, design, quality, price and program performance.

EMPLOYEES

     The company has approximately 5,600 employees located throughout the United States, in Europe and Brazil. Approximately 150 of its employees are covered by a collective bargaining agreement, primarily with an affiliate of the AFL-CIO. The company believes its relationships with its employees are satisfactory.

SEASONALITY

     Historically the company's revenues and earnings are lowest in the second quarter and highest in the fourth quarter.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

     Revenues, based on the customers' locations, and property, plant and equipment attributed to the United Sates and all other countries are as follows:

                                               2002                  2001                     2000
REVENUES BY GEOGRAPHIC AREA-



United States                            $  936,704,000        $  921,046,000           $  879,729,000
Germany                                      41,366,000            51,179,000               72,266,000
United Kingdom                               35,650,000            36,247,000               41,487,000
Canada                                       23,405,000            24,925,000               23,431,000
Poland                                       31,176,000            27,494,000                3,319,000
All other countries                         124,303,000            99,234,000               98,154,000
                                         --------------        --------------           --------------
                                         $1,192,604,000        $1,160,125,000           $1,118,386,000
                                         ==============        ==============           ==============
PROPERTY, PLANT AND
EQUIPMENT BY GEOGRAPHIC AREA-

United States                            $  107,248,000        $  108,291,000          $  107,266,000
Germany                                      39,929,000            37,640,000              35,678,000
All other countries                           1,076,000                   ---                     ---
                                         --------------        --------------           -------------
                                         $  148,253,000        $  145,931,000           $ 142,944,000
                                         ==============        ==============           =============

RESEARCH AND DEVELOPMENT

       Research and development costs not recoverable under contractual arrangements are charged to expense as incurred. Research and development costs for all business segments were approximately $17,000,000 in 2002, $13,790,000 in 2001, and $10,700,000 in 2000.

OFFICERS OF THE REGISTRANT

                                                                    Served as                Positions and
             Name                            Age                  Officer Since                 Offices
             ----                            ---                  -------------                 -------
Harvey R. Blau                               67                       1983           Chairman of the Board and
                                                                                     Chief Executive Officer
Robert Balemian                              63                       1976           President and Chief Financial
                                                                                     Officer
Patrick L. Alesia                            54                       1979           Vice President and Treasurer
Edward I. Kramer                             68                       1997           Vice President,
                                                                                     Administration and Secretary

ITEM 2 - PROPERTIES

     The company occupies approximately 3,700,000 square feet of general office, factory and warehouse space and showrooms throughout the United States, in Germany and in Brazil. The following table sets forth certain information related to the company's major facilities:

                                                                                           Approximate
                                                                                              Square           Owned or
Location                    Business Segment                      Primary Use                 Footage           Leased
--------                    ----------------                      -----------                 -------           ------
Jericho, NY                 Corporate Headquarters                Office                            11,000    Leased
Farmingdale, NY             Electronic Information  and           Manufacturing and                167,000    Owned
                            Communication                         research and
                            Systems                               development

Huntington, NY              Electronic Information and            Manufacturing                     89,000    Owned
                            Communication
                            Systems

Aschersleben, Germany       Specialty Plastic Films               Manufacturing                    143,000    Owned

Mason, OH                   Garage Doors                          Office and research              131,000    Leased
                            Installation Services                 and development
                            Specialty Plastic Films

Dombuhl, Germany            Specialty Plastic Films               Manufacturing                    124,000    Owned

Augusta, KY                 Specialty Plastic Films               Manufacturing                    232,000    Owned

Nashville, TN               Specialty Plastic Films               Manufacturing                    126,000    Leased

Sao Paulo,  Brazil          Specialty Plastic Films               Manufacturing                     22,000    Leased

Russia, OH                  Garage Doors                          Manufacturing                    339,000    Owned

Baldwin, WI                 Garage Doors                          Manufacturing                    116,000    Leased

Los Angeles, CA             Garage Doors                          Garage door                       40,000    Leased
                                                                  hardware
                                                                  manufacturing

Auburn, WA                  Garage Doors                          Manufacturing                    123,000    Leased

Tempe, AZ                   Garage Doors                          Manufacturing                    100,000    Leased


     The company also leases approximately 1,800,000 square feet of space for the Garage Doors distribution centers and Installation Services locations in numerous facilities throughout the United States. The company has aggregate minimum annual rental commitments under real estate leases of approximately $11.4 million. The majority of the leases have escalation clauses related to increases in real property taxes on the leased property and some for cost of living adjustments. Certain of the leases have renewal and purchase options.

      The specialty plastic films segment intends to implement a significant capital expansion program in fiscal 2003 to support new opportunities with its major customers and to increase capacity throughout its operations. Equipment and plant additions for this segment over the next two years are anticipated to aggregate $60-70 million. This is approximately $15-20 million per year higher than this segment has expended over the past few years. The other plants and equipment of the company are believed to contain sufficient space for current and presently foreseeable needs.

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

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON
         EQUITY AND RELATED STOCKHOLDER MATTERS


         (a) The company's Common Stock is listed for trading on the New York Stock Exchange. The following table shows for the periods indicated the quarterly range in the high and low sales prices for the company's Common Stock adjusted for the 10% Common Stock dividend issued in 2001:

       FISCAL QUARTER ENDED                      HIGH                             LOW
       --------------------                      ----                             ---
       December 31, 2000                         $ 7.27                          $5.63
       March 31, 2001                              7.27                           6.14
       June 30, 2001                              10.00                           6.98
       September 30, 2001                         12.20                           9.12
       December 31, 2001                          15.08                          10.75
       March 31, 2002                             19.40                          14.30
       June 30, 2002                              20.00                          16.24
       September 30, 2002                         18.40                          10.65

         (b) As of November 22, 2002, there were approximately 14,500 recordholders of the company's Common Stock.

         (c) The company declared and paid a 10% Common Stock dividend during fiscal 2001. No cash dividends on Common Stock were declared or paid during the five fiscal years ended September 30, 2002.

         (d)  Equity Compensation Plan Information

                             Number of securities to be
                               issued upon exercise of    Weighted average exercise     Number of securities remaining
                                outstanding options,         price of outstanding        available for future issuance
                                 warrants and rights        options, warrants and       under equity compensation plans
                                     (Column a)                     rights            [excluding securities reflected in
                                                                  (Column b)                      Column (a)]
       Plan Category                                                                              (Column c)
 Equity compensation plans
   approved by security
          holders                     5,104,300                     $10.12                          661,350

 Equity compensation plans
 not approved by security
          holders                     1,523,175                     $10.11                          161,300

           Total                      6,627,475                     $10.11                          822,650


     The company's 1998 Employee and Director Stock Option Plan (the "Employee and Director Plan") is the only option plan which was not approved by the company's stockholders. Eligible participants in the Employee and Director Plan include directors, officers and employees of, and consultants to, the company or any of its subsidiaries and affiliates. Under the terms of the Employee and Director Plan, the purchase price of the shares subject to each option granted will not be less than 100% of the fair market value at the date of grant. The terms of each option shall be determined at the time of grant by the Board of Directors or its Compensation Committee.

ITEM 6 - SELECTED FINANCIAL DATA

                                                                YEARS ENDED SEPTEMBER 30,
                                                                -------------------------
                                    2002                  2001                2000                 1999                1998
                            --------------         --------------      --------------       --------------      ------------
Net sales                   $1,192,604,000         $1,160,125,000      $1,118,386,000       $1,032,697,000      $914,874,000
                            ==============         ==============      ==============       ==============      ============
Income before cumulative
effect of a change in
accounting principle        $   34,054,000(1)      $   30,593,000      $   24,880,000       $  20,211,000       $ 29,321,000

Cumulative effect of a
change in accounting
principle                      (24,118,000)                   ---          (5,290,000)                ---                ---
                            --------------         --------------      --------------       --------------      ------------
Net income                  $    9,936,000(1)      $   30,593,000      $   19,590,000       $  20,211,000       $ 29,321,000
                            ==============         ==============      ==============       ==============      ============
Per share:
   Basic                    $          .30         $          .93      $          .59       $         .60       $        .87
                            ==============         ==============      ==============       ==============      ============
   Diluted                  $          .28         $          .92      $          .59       $         .60       $        .85
                            ==============         ==============      ==============       ==============      ============
Net income, as adjusted(2)  $   42,971,000         $   32,880,000      $   28,378,000       $  21,890,000       $ 30,201,000
                            ==============         ==============      ==============       ==============      ============
Per share:
   Basic                    $         1.29         $         1.00      $          .86       $          .65      $        .90
                            ==============         ==============      ==============       ==============      ============
   Diluted                  $         1.23         $          .98      $          .85       $          .65      $        .88
                            ==============         ==============      ==============       ==============      ============
Total assets                $  587,694,000         $  584,993,000      $  582,026,000       $  533,440,000      $487,938,000
                            ==============         ==============      ==============       ==============      ============
Long-term obligations       $   91,397,000         $  117,943,000      $  134,942,000       $  135,284,000      $112,829,000
                            ==============         ==============      ==============       ==============      ============


(1) Operating results for 2002 include a pre-tax charge of $10,200,000 for the divestiture of an unprofitable peripheral operation (Note 1 of Notes to Consolidated Financial Statements).

(2) Excludes the operating results of a divested operation, the $10,200,000 pre-tax charge in 2002 associated with the divestiture and the cumulative effect of changes in accounting principle in years 2002 and 2000.

The company declared and paid a 10% Common Stock dividend during fiscal 2001. No cash dividends on Common Stock were declared or paid during the five years ended September 30, 2002.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS

RESULTS OF OPERATIONS

         In the fourth quarter of fiscal 2002 the company adopted a plan to divest an unprofitable peripheral operation that sells slatted steel coiling doors and related products for commercial users. Consequently, the company recorded a pre-tax charge of $10.2 million in connection with the divestiture. The divested unit, which was included in the garage doors segment, had net sales of $28.5 million in 2002, $28.7 million in 2001 and $25.9 million in 2000. Operating losses of this unit were $4.4 million in 2002, $3.7 million in 2001 and $5.7 million in 2000. The segment results discussed below exclude the divested operation.

FISCAL 2002 COMPARED TO FISCAL 2001

         Operating results (in thousands) by business segment were as follows:

                                      Net Sales                  Operating Profit
                             --------------------------          ----------------
                               2002             2001           2002           2001
                             -----------    -----------    -----------   -----------
Garage doors                 $   415,971    $   399,924    $    29,591   $    21,915
Installation services            278,831        268,758          7,736         6,099
Specialty plastic films          299,585        297,100         40,278        41,772
Electronic information
 and communication systems       195,430        191,782         15,156        16,076
Intersegment revenues            (25,685)       (26,116)            --            --
                             -----------    -----------    -----------   -----------
                             $ 1,164,132    $ 1,131,448    $    92,761   $    85,862
                             ===========    ===========    ===========   ===========

GARAGE DOORS

         Net sales of the garage doors segment increased by $16.0 million compared to 2001, principally due to higher unit sales of $11.0 million driven by increased market share and improved service levels. Improved pricing of $1.5 million also contributed to the sales increase.

         Operating profit of the garage doors segment increased $7.7 million compared to last year. Gross margin percentage increased to 31.9%, up from 28.6%. The increased margin was due primarily to lower raw material costs and increased manufacturing efficiencies. Selling, general and administrative expenses as a percentage of sales increased to 24.8%, up from 23.1% last year, with higher distribution and product development costs partly offsetting the gross margin increase.

         In the latter part of 2002, steel suppliers to the garage doors segment began to raise prices. Such increases did not have a significant effect on 2002 operating profit; while we cannot predict the amount and timing of future raw material price increases and any related selling price adjustments, it is anticipated that such changes will not have a material impact on operating results in 2003.

INSTALLATION SERVICES

         Net sales of the installation services segment increased by $10.1 million compared to last year. The increase was principally due to the segment's expanded product offering, stronger new construction markets and increased market share.

         Operating profit of the installation services segment increased $1.6 million compared to last year. Gross margin percentage increased to 27.6%, up from 26.4% last year. The increased margin was due to the sales increase and improved product mix. Selling, general and administrative expenses as a percentage of sales increased to 24.8% compared to 24.2% last year to support the sales growth and due to costs associated with systems upgrades.

SPECIALTY PLASTIC FILMS

         Net sales of the specialty plastic films segment increased $2.5 million compared to 2001. The segment experienced increased unit sales amounting to $6.8 million due primarily to increased demand for its breathable hygienic products used in infant diapers. Also contributing to the sales increase was $4.3 million from the effect of a weaker U.S. dollar on translated foreign sales, and net sales of $3.9 million from a Brazilian operation acquired during the year. These increases were partly offset by selling price adjustments of $7.3 million made to pass through raw material cost decreases to customers and lower average selling prices amounting to $5.2 million.

         Excluding the fiscal 2001 pension curtailment gain described in Note 4 of Notes to Consolidated Financial Statements which was evenly divided between the specialty plastic films and garage doors segments, operating profit of the specialty plastic films segment was approximately the same as in the prior year. Gross margin percentage held steady at 25.4% in 2002 and 2001. The effect of selling price adjustments, lower pricing and costs associated with a production line installed during the first quarter in one of the segment's European operations was offset by lower raw material costs and improved manufacturing efficiencies. Selling, general and administrative expenses as a percentage of sales were 12.1% in 2002, up from 11.1% last year due to costs associated with settled litigation and increased distribution and information technology costs.

         This segment experienced upward pressure on raw material (resin) costs in the latter part of fiscal 2002. The segment is generally able to pass price increases on to certain customers. Although there could be some effect on future operating results due to the extent of raw material price increases and the timing and amount of resultant selling price adjustments, we do not expect such impact to be significant.

         As discussed further in Liquidity and Capital Resources, this segment is implementing a significant capital expansion program in fiscal 2003 to support new opportunities with its major customers and to increase capacity throughout its operations. We anticipate that revenues from such opportunities will commence in the latter part of fiscal 2003 and ramp up substantially in 2004.

ELECTRONIC INFORMATION AND COMMUNICATION SYSTEMS

         Net sales of the electronic information and communication systems segment increased $3.6 million compared to 2001. Sales growth in connection with defense communications and systems integration programs was partly offset by delays in anticipated awards, softness in international markets for radar products and by lower sales in the segment's integrated circuit business.

         Operating profit of the electronic information and communication systems segment decreased $0.9 million compared to last year. Gross margin percentage was 24.2% in 2002 compared to 24.0% last year. The effect of increased sales in the segment's core business was offset by increased costs associated with the segment's technology initiatives. These development efforts are focused on designing equipment that will increase the speed, capacity and quality of service of existing wireless cellular networks. These expenditures amount to approximately $4-$5 million per year, and are expected to continue through fiscal 2003.

NET INTEREST EXPENSE

         Net interest expense decreased by $5.4 million compared to last year due to the effect of debt repayments and lower interest rates.

Income Tax Expense

         The company's provision for income taxes for fiscal 2002 includes a $2.0 million tax benefit to reflect the resolution of certain previously recorded tax liabilities.

Fiscal 2001 Compared to Fiscal 2000

         Operating results (in thousands) by business segment were as follows:

                                  Net Sales            Operating Profit
                           ------------------------    ----------------
                             2001            2000       2001       2000
                           ----------    ----------   -------    -------
Garage doors               $  399,924    $  405,317   $21,915    $22,684
Installation services         268,758       268,398     6,099      6,842
Specialty plastic films       297,100       262,075    41,772     20,315
Electronic information
 and communication systems    191,782       186,592    16,076     19,097
Intersegment revenues         (26,116)      (29,892)     -          -
                           ----------    ----------   -------    -------
                           $1,131,448    $1,092,490   $85,862    $68,938
                           ==========    ==========   =======    =======

GARAGE DOORS

         Net sales of the garage doors segment decreased by $5.4 million compared to 2000 due to lower unit sales. Unit sales decreases occurred in the first half of the year primarily due to competitive markets and economic conditions. Operating results strengthened and unit sales increased in the second half reflecting the effect of improved service levels and market conditions.

         Operating profit of the garage doors segment decreased $0.8 million compared to the prior year. Gross margin percentage was essentially unchanged. Lower gross profit margins (approximately 26.7% in 2001 compared to 28.7% in 2000) and operating profit in the first six months of the year were offset in the second half by improved gross profit margins (approximately 30.2% in 2001 compared to 28.5% in 2000). Operating profit trended up during the year due primarily to the sales growth, increased manufacturing efficiencies and lower expense levels. Selling, general and administrative expenses decreased by approximately $1.1 million primarily due to the effect in the second half of the year of cost reduction programs.

INSTALLATION SERVICES

         Net sales of the installation services segment were approximately the same as the prior year. The impact of softer housing markets was mitigated by growth from expanded product offerings.

         Operating profit of the installation services segment decreased $.7 million compared to 2000. Gross margin percentage increased from approximately 25.9% in 2000 to 26.4% in 2001 as expanded product offerings resulted in improved product mix. Selling, general and administrative expenses as a percentage of sales increased from approximately 23.3% in 2000 to 24.2% in 2001 due to higher selling costs, offsetting the margin improvement.

SPECIALTY PLASTIC FILMS

         Net sales of the specialty plastic films segment increased $35.0 million compared to 2000. Domestic sales increased $27.3 million and sales of the segment's European operations increased by approximately $7.7 million. Both domestic and foreign unit sales increased approximately 20% compared to 2000 due primarily to increased demand for its breathable hygienic products used in infant diapers and health care products. The effect of increased unit volumes was partly offset by the impact of a stronger U.S. dollar on translated foreign sales and due to selling price adjustments made to pass through raw material cost decreases to customers.

         Operating profit of the specialty plastic films segment increased $21.5 million compared to 2000 with substantial increases occurring in both domestic and European operations. Strong demand was met using modern, state-of-the-art production facilities and processes that are able to perform at higher production rates. The increased manufacturing efficiencies, sales growth and a favorable product mix resulted in the gross margin percentage increasing from approximately 20.0% in 2000 to 25.4% in 2001. Also contributing to the profitability improvement in 2001 was reduced selling, general and administrative expenses as a percentage of sales, which decreased from approximately 11.9% in 2000 to 11.1% in 2001.

ELECTRONIC INFORMATION AND COMMUNICATION SYSTEMS

         Net sales of the electronic information and communication systems segment increased $5.2 million compared to 2000. The increase was primarily due to increased sales in connection with the C-17 and other defense communications programs, partly offset by lower sales in the segment's integrated circuit business.

         Operating profit of the electronic information and communication systems segment decreased $3.0 million compared to 2000. Gross profit as a percentage of sales was approximately the same as fiscal 2000. The effect of increased sales in the segment's core business and lower selling, general and administrative expenses was offset by approximately $4.7 million of costs associated with its technology initiatives.

NET INTEREST EXPENSE

         Net interest expense decreased in 2001 by $1.6 million compared to 2000 due to the effect of debt repayments and lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flow provided by operations for 2002 was $82.7 million, and working capital was $193.2 million at September 30, 2002.

         Net cash used in investing activities during 2002 was $29.9 million. The company had capital expenditures of $24.3 million, principally made in connection with increasing production capacity and to improve manufacturing efficiencies. The company also expended $4.5 million to acquire a Brazilian manufacturer of plastic hygienic and specialty films. The unpaid balance of the purchase price, approximately $13 million, was paid in fiscal 2003.

         Equipment and plant additions to the specialty plastic films segment's production capacity in connection with capital programs to support new opportunities with its major customers and to increase capacity throughout its operations over the next two years are anticipated to aggregate $60-$70 million.

This is approximately $15-$20 million per year higher than this segment has expended over the past few years. It is expected that such property additions will be funded primarily by internal cash flows and through operating leases.

         Net cash used for financing activities during 2002 was $47.1 million, consisting primarily of notes payable and long-term debt reductions of $36.2 million and treasury stock purchases of $11.9 million. Additional purchases of the company's Common Stock under its stock buyback program will be made, depending upon market conditions, at prices deemed appropriate by management.

         The company rents various real property and equipment through noncancellable operating leases. Related future minimum lease payments due in 2003 approximate $21.5 million and are expected to be funded through operating cash flows. At September 30, 2002, future minimum payments under noncancellable operating leases and payments to be made for notes payable and maturities of long-term debt over the next five years are as follows (000's omitted):

                          Operating     Debt
                  Year      Leases     Repayments    Total
                  ----      ------     ----------    -----
                  2003      $21,500      $6,200      $27,700
                  2004       17,800       5,600       23,400
                  2005       13,300       6,600       19,900
                  2006        8,600       7,000       15,600
                  2007        5,700       4,900       10,600

         Anticipated cash flows from operations, together with existing cash, bank lines of credit and lease line availability, should be adequate to finance presently anticipated working capital and capital expenditure requirements and to repay long-term debt as it matures.

ACCOUNTING POLICIES AND PRONOUNCEMENTS

CRITICAL ACCOUNTING POLICIES

         The company's significant accounting policies are set forth in Note 1 of Notes to Consolidated Financial Statements. The following discussion of critical accounting policies addresses those policies that require management judgment and estimates and are most important in determining the company's operating results and financial condition.

         The company recognizes revenues for most of its operations when title and the risks of ownership pass to its customers. Provisions for estimated losses resulting from the inability of our customers to remit payments are recorded in the company's consolidated financial statements. Judgment is required to estimate the ultimate realization of receivables.

         The company's electronic information and communication systems segment does a significant portion of its business under long-term contracts with government agencies. This unit generally recognizes contract-related revenue and profit using the percentage of completion method of accounting, which relies primarily on estimates of total expected contract costs. The company follows this method since reasonably dependable estimates of costs applicable to various elements of a contract can be made. Since the financial reporting of these contracts depends on estimates, recognized revenues and profit are subject to revisions as contracts progress to completion. Contract cost estimates are generally updated quarterly. Revisions in revenue and profit estimates are reflected in the period in which the circumstances requiring the revision become known. Provisions are made currently for anticipated losses on uncompleted contracts.

         Inventory is stated at the lower of cost (principally first-in, first-out) or market. Inventory valuation requires the company to use judgment to estimate any necessary allowances for excess, slow-moving and obsolete inventory, which estimates are based on assessments about future demands, market conditions and management actions.

RECENT ACCOUNTING PRONOUNCEMENTS

         Effective October 1, 2001, the company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 addresses accounting and reporting for acquired goodwill. It eliminates the previous requirement to amortize goodwill and establishes new requirements with respect to evaluating goodwill for impairment. With the assistance of a third-party valuation expert, the company ascertained the fair value of its reporting units as part of adopting SFAS 142 and determined that goodwill of the installation services segment was impaired pursuant to the new standard. The fair value of the installation services segment used in computing the impairment loss was determined through a combination of market-based approaches and present value techniques. Results for fiscal 2002 include the related cumulative effect of a change in accounting principle in the amount of $24.1 million (net of an income tax benefit of $2.5 million) to reflect the impairment. Prior year operating results included goodwill amortization of approximately $2.4 million.

         The Financial Accounting Standards Board has also issued a number of other Financial Accounting Standards which become effective in fiscal 2003. The company does not anticipate that adopting these pronouncements will have a material effect on results of operations or financial condition.

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

ITEM 7A -  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Management does not believe that there is any material market risk exposure with respect to foreign currency, derivatives or other financial instruments that would require disclosure under this item.

ITEM 8 -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements of the company and its subsidiaries and the report thereon of Pricewaterhouse Coopers LLP, dated November 6, 2002 for the fiscal year ended September 30, 2002 and of Arthur Andersen LLP, dated November 6, 2001 for the fiscal years ended September 30, 2001 and 2000 are included herein:

         - Reports of Independent Public Accountants.

         - Consolidated Balance Sheets at September 30, 2002 and 2001.

         - Consolidated Statements of Income, Cash Flows and Shareholders' Equity for the years ended September 30, 2002, 2001 and 2000.

         - Notes to Consolidated Financial Statements.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To Board of Directors and Shareholders of Griffon Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 48 present fairly, in all material respects, the financial position of Griffon Corporation and its Subsidiaries (the "Company") at September 30, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 49 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company as of September 30, 2001 and for each of the two years in the period ended September 30, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated November 6, 2001. As discussed in Note 1, the Company changed the manner in which it accounts for goodwill and other intangible assets upon adoption of Statement of Financial Accounting Standards No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets", on October 1, 2001.

As discussed above, the financial statements of the Company as of September 30, 2001, and for each of the two years in the period ended September 30, 2001, were audited by other independent accountants who have ceased operations. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by SFAS 142. We audited the transitional disclosures described in Note 1. In our opinion, the transitional disclosures for 2001 and 2000 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 financial statements taken as a whole.

/s/ PricewaterhouseCoopers LLP

November 6, 2002

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen, LLP.

                   REPORT OF PREVIOUS INDEPENDENT ACCOUNTANTS

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

                                               ARTHUR ANDERSEN LLP

Roseland, New Jersey
November 6, 2001

                               GRIFFON CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                 September 30,
                                                       --------------------------------
                                                           2002               2001
                                                       -------------      -------------
ASSETS
Current Assets:
Cash and cash equivalents                              $  45,749,000      $  40,096,000
Accounts receivable, less allowance
  for doubtful accounts of $8,734,000 in 2002 and
  $10,572,000 in 2001 (Note 1)                           147,890,000        146,425,000
Contract costs and recognized income
  not yet billed (Note 1)                                 58,440,000         66,116,000
Inventories (Note 1)                                     104,792,000         98,044,000
Prepaid expenses and other current assets                 25,470,000         18,148,000
                                                       -------------      -------------
  Total current assets                                   382,341,000        368,829,000
                                                       -------------      -------------
Property, Plant and Equipment, at cost, net
  of depreciation and amortization (Note 1)              148,253,000        145,931,000
                                                       -------------      -------------
Other Assets:
Costs in excess of fair value of net assets
  of businesses acquired, net (Note 1)                    44,978,000         60,232,000
Other                                                     12,122,000         10,001,000
                                                       -------------      -------------
                                                          57,100,000         70,233,000
                                                       -------------      -------------
                                                       $ 587,694,000      $ 584,993,000
                                                       =============      =============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Notes payable and current portion of long-term
  debt (Note 2)                                        $  10,036,000      $   8,346,000
Accounts payable                                          62,023,000         59,206,000
Accrued liabilities (Note 1)                             101,496,000         72,537,000
Income taxes (Note 1)                                     15,592,000         22,862,000
                                                       -------------      -------------
  Total current liabilities                              189,147,000        162,951,000
                                                       -------------      -------------
Long-Term Debt (Note 2)                                   74,640,000        108,615,000
                                                       -------------      -------------
Minority Interest and Other                               30,938,000         19,574,000
                                                       -------------      -------------
Commitments and Contingencies (Note 5)

Shareholders' Equity (Note 3):
Preferred stock, par value $.25 per share,
  authorized 3,000,000 shares, no shares issued                   --                 --
Common stock, par value $.25 per share,
  authorized 85,000,000 shares, issued 36,337,192
  shares in 2002 and 35,023,437 shares in 2001             9,084,000          8,756,000
Capital in excess of par value                            94,777,000         79,761,000
Retained earnings                                        241,604,000        231,668,000
Treasury shares, at cost, 3,266,983 common
  shares in 2002 and 2,284,802 common shares
  in 2001                                                (36,201,000)       (19,230,000)
Accumulated other comprehensive income (Note 1)          (12,246,000)        (4,573,000)
Deferred compensation                                     (4,049,000)        (2,529,000)
                                                       -------------      -------------
     Total shareholders' equity                          292,969,000        293,853,000
                                                       -------------      -------------
                                                       $ 587,694,000      $ 584,993,000
                                                       =============      =============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                               GRIFFON CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                          YEARS ENDED SEPTEMBER 30,
                                                         ---------------------------------------------------------
                                                              2002                2001                 2000
                                                         ---------------      ---------------      ---------------
Net sales                                                $ 1,192,604,000      $ 1,160,125,000      $ 1,118,386,000
Cost of sales:
 Products                                                    854,881,000          849,436,000          833,404,000
 Divested operation inventory charge (Note 1)                  3,200,000                   --                   --
                                                         ---------------      ---------------      ---------------
                                                             858,081,000          849,436,000          833,404,000
                                                         ---------------      ---------------      ---------------
                                                             334,523,000          310,689,000          284,982,000
Selling, general and administrative
  expenses (Note 1)                                          260,006,000          239,275,000          230,060,000
Loss on divestiture (Note 1)                                   7,000,000                   --                   --
                                                         ---------------      ---------------      ---------------
                                                              67,517,000           71,414,000           54,922,000
                                                         ---------------      ---------------      ---------------
Other income (expense):
  Interest expense                                            (4,569,000)         (11,065,000)         (11,785,000)
  Interest income                                                866,000            1,959,000            1,092,000
  Other, net                                                     589,000             (581,000)            (780,000)
                                                         ---------------      ---------------      ---------------
                                                              (3,114,000)          (9,687,000)         (11,473,000)
                                                         ---------------      ---------------      ---------------

Income before income taxes                                    64,403,000           61,727,000           43,449,000

Provision for income taxes (Note 1)                           22,506,000           25,308,000           17,380,000
                                                         ---------------      ---------------      ---------------
Income before minority interest and
  cumulative effect of a change in
  accounting principle                                        41,897,000           36,419,000           26,069,000

Minority interest                                             (7,843,000)          (5,826,000)          (1,189,000)
                                                         ---------------      ---------------      ---------------
Income before cumulative effect of a
  change in accounting principle                              34,054,000           30,593,000           24,880,000

Cumulative effect of a change in
  accounting principle, net of income
  taxes (Note 1)                                             (24,118,000)                  --           (5,290,000)
                                                         ---------------      ---------------      ---------------
  Net income                                             $     9,936,000      $    30,593,000      $    19,590,000
                                                         ===============      ===============      ===============
Basic earnings per share of common stock (Note 1):
  Income before cumulative effect of a
    change in accounting principle                       $          1.03      $           .93      $           .75
  Cumulative effect of a change in
    accounting principle                                            (.73)                  --                 (.16)
                                                         ---------------      ---------------      ---------------
                                                         $           .30      $           .93      $           .59
                                                         ===============      ===============      ===============
Diluted earnings per share of common stock (Note 1):
  Income before cumulative effect of a
    change in accounting principle                       $           .97      $           .92      $           .75
  Cumulative effect of a change in
    accounting principle                                            (.69)                  --                 (.16)
                                                         ---------------      ---------------      ---------------
                                                         $           .28      $           .92      $           .59
                                                         ===============      ===============      ===============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                               GRIFFON CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        YEARS ENDED SEPTEMBER 30,
                                                           ------------------------------------------------
                                                              2002              2001               2000
                                                           ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $  9,936,000      $ 30,593,000      $ 19,590,000
                                                           ------------      ------------      ------------
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
  Depreciation and amortization                              22,637,000        24,204,000        23,703,000
  Gain on sale of real estate                                (1,974,000)               --                --
  Loss on divestiture                                        10,200,000                --                --
  Minority interest                                           7,843,000         5,826,000         1,189,000
  Pension curtailment gain                                           --        (3,156,000)               --
  Cumulative effect of a change in
    accounting principle                                     24,118,000                --         5,290,000
  Provision for losses on accounts receivable                 1,407,000         4,836,000         3,276,000
  Deferred income taxes                                      (3,275,000)        4,268,000        (1,798,000)
  Change in assets and liabilities:
    (Increase) decrease in accounts receivable
      and contract costs and recognized
      income not yet billed                                   4,214,000         4,767,000       (36,940,000)
    (Increase) decrease in inventories                       (8,673,000)          625,000        (1,045,000)
    (Increase) decrease in prepaid expenses and
      other assets                                            1,951,000          (304,000)       (2,433,000)
    Increase in accounts payable, accrued liabilities
      and income taxes payable                                8,637,000        22,384,000        12,042,000
    Other changes, net                                        5,631,000         4,736,000         6,309,000
                                                           ------------      ------------      ------------
  Total adjustments                                          72,716,000        68,186,000         9,593,000
                                                           ------------      ------------      ------------
      Net cash provided by operating activities              82,652,000        98,779,000        29,183,000
                                                           ------------      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and
   equipment                                                (24,300,000)      (26,678,000)      (37,366,000)
Proceeds from sale of real estate                             2,638,000                --                --
Acquired businesses                                          (4,598,000)               --       (19,841,000)
(Increase) decrease in equipment lease deposits              (2,816,000)        1,469,000         3,917,000
Other, net                                                     (789,000)         (315,000)        4,271,000
                                                           ------------      ------------      ------------
      Net cash used in investing activities                 (29,865,000)      (25,524,000)      (49,019,000)
                                                           ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares                                 (11,874,000)          (97,000)       (4,585,000)
Proceeds from issuance of long-term debt                      4,000,000         1,406,000        26,585,000
Payments of long-term debt                                  (39,217,000)      (52,052,000)      (17,060,000)
Increase (decrease) in short-term borrowings                   (963,000)       (5,548,000)       22,540,000
Exercise of stock options                                     6,788,000           646,000                --
Other, net                                                   (5,868,000)       (4,130,000)       (2,270,000)
                                                           ------------      ------------      ------------
      Net cash provided (used) by financing activities      (47,134,000)      (59,775,000)       25,210,000
                                                           ------------      ------------      ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                     5,653,000        13,480,000         5,374,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR               40,096,000        26,616,000        21,242,000
                                                           ------------      ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                   $ 45,749,000      $ 40,096,000      $ 26,616,000
                                                           ============      ============      ============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                               GRIFFON CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)

   For the Years Ended September 30, 2002, 2001 and 2000

                                                                      CAPITAL
                                            COMMON STOCK                IN                             TREASURY SHARES
                                     -------------------------       EXCESS OF     RETAINED        ------------------------
                                      SHARES         PAR VALUE       PAR VALUE     EARNINGS        SHARES             COST
                                      ------         ---------       ---------     --------        ------             ----
Balances, September 30, 1999         31,735,349         $7,934        $41,232       $218,196       1,387,402        $14,548
Foreign currency translation
   adjustment                                --             --             --             --              --             --
Minimum pension liability
   adjustment                                --             --             --             --              --             --
Net income                                   --             --             --         19,590              --             --

   Comprehensive income (Note 1)             --             --             --             --              --             --

Amortization of deferred
  compensation                               --             --             --             --              --             --
Purchase of treasury shares                  --             --             --             --         680,600          4,585
Other                                    13,850              3            935             --              --             --
                                     ----------         ------        -------       --------       ---------        -------
Balances, September 30, 2000         31,749,199          7,937         42,167        237,786       2,068,002         19,133

Foreign currency translation
   adjustment                                --             --             --             --              --             --
Minimum pension liability
   adjustment                                --             --             --             --              --             --
Net income                                   --             --             --         30,593              --             --

   Comprehensive income (Note 1)             --             --             --             --              --             --

Amortization of deferred
  compensation                               --             --             --             --              --             --
ESOP purchase of Common Stock                --             --             --             --              --             --
Purchase of treasury shares                  --             --             --             --          10,000             97
Exercise of stock options                77,000             19            627             --              --             --
10% stock dividend                    3,183,028            796         35,904        (36,711)        206,800             --
Other                                    14,210              4          1,063             --              --             --
                                     ----------         ------        -------       --------       ---------        -------
Balances, September 30, 2001         35,023,437          8,756         79,761        231,668       2,284,802         19,230

Foreign currency translation
   adjustment                                --             --             --             --              --             --
Minimum pension liability
   adjustment                                --             --             --             --              --             --
Net income                                   --             --             --          9,936              --             --

   Comprehensive income (Note 1)             --             --             --             --              --             --

Amortization of deferred
  compensation                               --             --             --             --              --             --
ESOP purchase of Common Stock                --             --             --             --              --             --
Purchase of treasury shares                  --             --             --             --         982,181         16,971
Exercise of stock options             1,307,025            327          9,608             --              --             --
Tax benefit from exercise of
   stock options                             --             --          4,661             --              --             --
Other                                     6,730              1            747             --              --             --
                                     ----------         ------        -------       --------       ---------        -------
Balances, September 30, 2002         36,337,192         $9,084        $94,777       $241,604       3,266,983        $36,201
                                     ==========         ======        =======       ========       =========        =======

                               GRIFFON CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)

   For the Years Ended September 30, 2002, 2001 and 2000


                                           ACCUMULATED
                                              OTHER
                                          COMPREHENSIVE     DEFERRED     COMPREHENSIVE
                                             INCOME       COMPENSATION      INCOME
                                             ------       ------------      ------
Balances, September 30, 1999                 $ (1,074)         $1,519
Foreign currency translation
   adjustment                                  (2,582)             --      $(2,582)
Minimum pension liability
   adjustment                                    (113)             --         (113)
Net income                                         --              --       19,590
                                                                           -------
   Comprehensive income (Note 1)                   --              --      $16,895
                                                                           =======
Amortization of deferred
  compensation                                     --            (592)
Purchase of treasury shares                        --              --
Other                                              --             100
                                               -------          -----
Balances, September 30, 2000                   (3,769)          1,027

Foreign currency translation
   adjustment                                     999              --      $   999
Minimum pension liability
   adjustment                                  (1,803)             --       (1,803)
Net income                                         --              --       30,593
                                                                           -------
   Comprehensive income (Note 1)                   --              --      $29,789
                                                                           =======
Amortization of deferred
  compensation                                     --            (598)
ESOP purchase of Common Stock                      --           2,000
Purchase of treasury shares                        --              --
Exercise of stock options                          --              --
10% stock dividend                                 --              --
Other                                              --             100
                                               -------          -----
Balances, September 30, 2001                   (4,573)          2,529

Foreign currency translation
   adjustment                                  (4,660)             --      $(4,660)
Minimum pension liability
   adjustment                                  (3,013)             --       (3,013)
Net income                                         --              --        9,936
                                                                           -------
   Comprehensive income (Note 1)                   --              --      $ 2,263
                                                                           =======

Amortization of deferred
  compensation                                     --            (580)
ESOP purchase of Common Stock                      --           2,000
Purchase of treasury shares                        --              --
Exercise of stock options                          --              --
Tax benefit from exercise of
   stock options                                   --              --
Other                                              --             100
                                             --------          ------
Balances, September 30, 2002                 ($12,246)         $4,049
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

CASH FLOWS, INVESTMENTS AND CREDIT RISK

      The company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. Cash payments for interest were approximately $5,522,000, $13,577,000 and $11,853,000 in 2002,
2001 and 2000, respectively.

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

      The components of accumulated other comprehensive income at September 30, 2002 were a foreign currency translation adjustment of $6,873,000 and a minimum pension liability adjustment, net of tax, of $5,373,000.

FOREIGN CURRENCY

      The financial statements of foreign subsidiaries were prepared in their respective local currencies and translated into U.S. Dollars based on the current exchange rate at the end of the period for the balance sheet and average exchange rates for results of operations.

REVENUE RECOGNITION

      Sales are generally recorded as products are shipped and title and risk of ownership have passed to customers.

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

      "Contract costs and recognized income not yet billed" consists of recoverable costs and accrued profit on long-term contracts for which billings had not been presented to the customers because the amounts were not billable at the balance sheet date. Substantially all such amounts will be billed and collected within one year.

INVENTORIES

      Inventories, stated at the lower of cost (first-in, first-out or average) or market, include material, labor and manufacturing overhead costs and are comprised of the following:

                                                          SEPTEMBER 30,
                                                  -----------------------------
                                                      2002             2001
                                                  ------------     ------------
Finished goods                                    $ 45,288,000     $ 53,613,000
Work in process                                     37,870,000       27,809,000
Raw materials and supplies                          21,634,000       16,622,000
                                                  ------------     ------------
                                                  $104,792,000     $ 98,044,000
                                                  ============     ============

PROPERTY, PLANT AND EQUIPMENT

      Depreciation of property, plant and equipment is provided primarily on a straight-line basis over the estimated useful lives of the assets.

      Leasehold improvements are amortized over the life of the lease or life of the improvement, whichever is shorter.

      Property, plant and equipment consists of the following:

                                                          SEPTEMBER 30,
                                                  -----------------------------
                                                      2002             2001
                                                  ------------     ------------
Land, buildings and building
   improvements                                   $ 47,805,000     $ 45,166,000
Machinery and equipment                            214,701,000      193,371,000
Leasehold improvements                              12,307,000       11,625,000
                                                  ------------     ------------
                                                   274,813,000      250,162,000
Less -- Accumulated depreciation
   and amortization                                126,560,000      104,231,000
                                                  ------------     ------------
                                                  $148,253,000     $145,931,000
                                                  ============     ============

ACQUISITIONS AND COSTS IN EXCESS OF FAIR VALUE OF NET ASSETS OF BUSINESSES ACQUIRED ("GOODWILL")

      In June 2002, the company acquired a 60% interest in Isofilme Ltda., a Brazilian manufacturer of plastic hygienic and specialty films for approximately $17,000,000. The unpaid balance of the purchase price, approximately $13,000,000, was paid in fiscal 2003. The acquired company's sales in the most recent year were approximately $15,000,000.

      In fiscal 2000 the company acquired a search and weather radar business for approximately $15,000,000 and an operation which installs residential garage doors and fireplaces for approximately $2,500,000.

      The above acquisitions have been accounted for as purchases and resulted in increases in goodwill of $15,797,000 in 2002 and $13,977,000 in 2000.
Currency translation adjustments related to specialty plastic films' foreign operations decreased goodwill $4,500,000 in 2002.

INCOME TAXES

      The provision for income taxes is comprised of the following:

                                  2002               2001              2000
                              ------------       ------------      ------------
Current                       $ 25,781,000       $ 21,040,000      $ 19,178,000
Deferred                        (3,275,000)         4,268,000        (1,798,000)
                              ------------       ------------      ------------
                              $ 22,506,000       $ 25,308,000      $ 17,380,000
                              ============       ============      ============

                                  2002               2001              2000
                              ------------       ------------      ------------
Federal                       $  9,193,000       $ 13,114,000      $  8,585,000
Foreign                         12,206,000          9,939,000         6,610,000
State and local                  1,107,000          2,255,000         2,185,000
                              ------------       ------------      ------------
                              $ 22,506,000       $ 25,308,000      $ 17,380,000
                              ============       ============      ============

The components of income before income taxes are as follows:

                                  2002               2001              2000
                              ------------       ------------      ------------
Domestic                      $ 34,586,000       $ 38,022,000      $ 27,764,000
Foreign                         29,817,000         23,705,000        15,685,000
                              ------------       ------------      ------------
                              $ 64,403,000       $ 61,727,000      $ 43,449,000
                              ============       ============      ============

      The deferred taxes result primarily from differences in the reporting of depreciation, the allowance for doubtful accounts and other nondeductible accruals. Prepaid expenses and Other Assets at September 30, 2002 include deferred income tax assets aggregating $9,300,000 attributable primarily to nondeductible accruals and allowances. The company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries because of management's intent to indefinitely reinvest such earnings. At September 30, 2002, the company's share of the undistributed earnings of the foreign subsidiaries amounted to approximately $15,000,000. Upon distribution of these earnings in the form of dividends or otherwise, the company may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable in the event that such earnings are remitted.

      Cash payments for income taxes were $31,500,000, $10,350,000 and $10,295,000 in 2002, 2001 and 2000, respectively.

      The company's provision for income taxes for fiscal 2002 includes a $2,000,000 tax benefit to reflect the resolution of certain previously recorded tax liabilities. The following table indicates the significant elements contributing to the difference between the U.S. Federal statutory tax rate and the company's effective tax rate:

                                              2002          2001         2000
                                             ------        ------       ------
      U.S. Federal statutory
         tax rate                              35.0%         35.0%        35.0%
      State and foreign
         income taxes                           5.0           5.0          5.7
      Resolution of contingencies              (3.1)           --           --
      Other                                    (2.0)          1.0          (.7)
                                             ------        ------       ------

      Effective tax rate                       34.9%         41.0%        40.0%
                                             ======        ======       ======

RESEARCH AND DEVELOPMENT COSTS AND SHIPPING AND HANDLING COSTS

      Research and development costs not recoverable under contractual arrangements are charged to expense as incurred. Approximately $17,000,000, $13,790,000 and $10,700,000 in 2002, 2001 and 2000, respectively, was incurred on such research and development.

      Selling, general and administrative expenses include shipping and handling costs of $29,000,000 in 2002, $34,400,000 in 2001 and $37,200,000 in 2000.

ACCRUED LIABILITIES

      Accrued liabilities included the following at September 30:

                                               2002              2001
                                           ------------      ------------
Payroll and other employee benefits        $ 33,900,000      $ 27,900,000
Balance of acquisition purchase price        13,000,000                --
Insurance and related accruals               10,300,000         8,700,000


EARNINGS PER SHARES (EPS)

      Earnings per share amounts and the weighted average number of shares used in their calculation have been restated to reflect the effect of a fiscal 2001 10% Common Stock dividend (see Note 3).

      Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of Common Stock outstanding during the period. The weighted average number of shares of Common Stock used in determining basic EPS was 33,250,000 in 2002, 32,965,000 in 2001 and 33,079,000 in 2000.

      Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of Common Stock outstanding plus additional common shares that could be issued in connection with potentially dilutive securities. The weighted average number of shares of Common Stock used in determined diluted EPS was 34,951,000 in 2002, 33,406,000 in 2001 and 33,268,000 in 2000 and reflects additional shares in connection with stock option and other stock-based compensation plans.

      Options to purchase approximately 1,790,000 and 4,587,000 shares were not included in the computation of diluted earnings per share for the years 2001 and 2000, respectively, because the effects would be anti-dilutive.

DIVESTED OPERATION

      In the fourth quarter of fiscal 2002 the company adopted a plan to divest an unprofitable peripheral garage door operation that sells slatted steel coiling doors and related products for commercial users. Consequently, the company recorded a pre-tax charge of $10,200,000 in connection with the divestiture. The charge includes inventory write-downs of $3,200,000, other asset write-downs aggregating $4,200,000 and accruals for severance and facility costs of $2,800,000.

      The accompanying consolidated statements of income include the divested unit, which had net sales of $28,500,000 in 2002, $28,700,000 in 2001 and
$25,900,000 in 2000. Operating losses of this unit were $4,400,000 in 2002, $3,700,000 in 2001 and $5,700,000 in 2000.

NEW ACCOUNTING PRONOUNCEMENTS

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

      Consequently, in fiscal 2000, the company's 60%-owned joint venture wrote off costs that were previously capitalized in connection with the start-up of the venture and the implementation of additional production capacity. The cumulative effect of this change in accounting principle was $5,290,000 (net of $3,784,000 income tax effect). The minority interest's share of the net charge was $2,116,000 and is included as an offsetting credit in "Minority interest" in the Consolidated Statement of Income for the year ended September 30, 2000.

      Effective October 1, 2001, the company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS
142). SFAS 142 addresses accounting and reporting for acquired goodwill. It eliminates the previous requirement to amortize goodwill and establishes new requirements with respect to evaluating goodwill and impairment. With the assistance of a third-party valuation expert, the company ascertained the fair value of its reporting units as part of adopting SFAS 142 and determined that goodwill of the installation services segment was impaired pursuant to the new standard. The fair value of the installation services segment used in computing the impairment loss was determined through a combination of market based approaches and present value techniques. Results for the year ended September 30, 2002 include the related cumulative effect of a change in accounting principle in the amount of $24,118,000 (net of an income tax benefit of $2,457,000) to reflect the impairment.

      Had SFAS 142 been in effect for the years ended September 30, 2001 and 2000, the related elimination of goodwill amortization would have increased the company's net income and earnings per share as follows:

                                               2001                                             2000
                           --------------------------------------------      --------------------------------------------
                           As Reported       Increase        Pro Forma       As Reported       Increase        Pro Forma
                           -----------      ----------      -----------      -----------      ----------      -----------
Income before
cumulative effect
of a change in
accounting principle       $30,593,000      $1,833,000      $32,426,000      $24,880,000      $1,716,000      $26,596,000
                           ===========      ==========      ===========      ===========      ==========      ===========

Basic earnings per
share of common stock      $       .93                      $       .98      $       .75                      $       .80
                           ===========                      ===========      ===========                      ===========

Diluted earnings per
share of common stock      $       .92                      $       .97      $       .75                      $       .80
                           ===========                      ===========      ===========                      ===========


Net income                 $30,593,000      $1,833,000      $32,426,000      $19,590,000      $1,716,000      $21,306,000
                           ===========      ==========      ===========      ===========      ==========      ===========

Basic earnings per
share of common stock      $       .93                      $       .98      $       .59                      $       .64
                           ===========                      ===========      ===========                      ===========

Diluted earnings per
share of common stock      $       .92                      $       .97      $       .59                      $       .64
                           ===========                      ===========      ===========                      ===========

      The Financial Accounting Standards Board has also issued Statement of Financial Accounting Standards Nos. 143, "Accounting for Asset Retirement Obligations"; 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"; and 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and will become effective in fiscal 2003. SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets and also becomes effective in fiscal 2003. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. The company does not anticipate that adopting these pronouncements will have a material effect on results of operations or financial condition.

2.    NOTES PAYABLE AND LONG-TERM DEBT:

      In October 2001 the company and a subsidiary entered into a six-year $160,000,000 credit agreement with several banks. This agreement provides revolving credit for four years after which the credit facility may be converted, at the option of the company, into a reducing revolving credit for two years. Borrowings under the agreement bear interest at rates (3.0% at September 30, 2002) based upon LIBOR or the prime rate, and are secured by the capital stock of a subsidiary. At September 30, 2002, $45,800,000 was outstanding under this loan agreement, and the weighted average interest rate was 3.2%.

      The company's European operations have bank agreements which provide for a term loan of approximately $13,000,000 with maturities through 2004 and revolving credits for up to approximately $20,000,000. Outstanding borrowings ($16,296,000 as of September 30, 2002) under these agreements bear interest at rates (4.7% at September 30, 2002) based upon the prime rate or Euribor.

      The balance of the company's long-term debt outstanding at September 30, 2002 relates primarily to real estate mortgages and industrial revenue bond financing, with interest rates ranging from 1.8% to 8.9% and maturities through 2014.

      The following are the maturities of long-term debt outstanding at September 30, 2002, for each of the succeeding five years:

                  2003                                $6,227,000
                  2004                                 5,617,000
                  2005                                 6,542,000
                  2006                                 7,015,000
                  2007                                 4,867,000

3.    SHAREHOLDERS' EQUITY:

      On August 6, 2001 the company's Board of Directors authorized a 10% Common Stock dividend that was paid on September 4, 2001 to holders of record on August 20, 2001.

      The company has stock option plans under which options for an aggregate of 8,750,000 shares of Common Stock may be granted. As of September 30, 2002 options for 822,650 shares remain available for future grants. The plans provide for the granting of options at an exercise price of not less than 100% of the fair market value per share at date of grant. Options generally expire ten years after date of grant and become exercisable in installments as determined by the Board of Directors. Transactions under the plans are as follows:

                                                NUMBER
                                               OF SHARES     WEIGHTED AVERAGE
                                             UNDER OPTION     EXERCISE PRICE
                                             ------------    ----------------
   Outstanding at September 30, 1999           5,702,950          $ 9.97
   Granted                                       759,000          $ 6.47
   Terminated                                   (211,475)         $ 9.17
                                              ----------

   Outstanding at September 30, 2000           6,250,475          $ 9.57
   Granted                                     1,158,850          $ 7.58
   Exercised                                     (84,700)         $ 7.63
   Terminated                                    (85,250)         $ 8.91
                                              ----------
   Outstanding at September 30, 2001           7,239,375          $ 9.28
   Granted                                       709,200          $13.85
   Exercised                                  (1,307,025)         $ 7.60
   Terminated                                    (14,075)         $ 4.89
                                              ----------
   Outstanding at September 30, 2002           6,627,475          $10.11
                                              ==========

      At September 30, 2002 option groups outstanding and exercisable are as follows:

                                              Outstanding Options
                                 -------------------------------------------
                                                   Weighted         Weighted
                                                    Average          Average
    Range of                      Number of        Remaining        Exercise
Exercise Prices                    Options           Life            Price
----------------                  ---------        ---------        --------
$12.00 to $15.29                  2,368,975        6.1 years          $13.49
$ 6.82 to $10.11                  3,466,100        5.6                  8.65
$ 5.46 to $ 6.65                    792,400        6.1                  6.43

                                              Exercisable Options
                                 -------------------------------------------
                                                                    Weighted
                                                                     Average
    Range of                      Number of                         Exercise
Exercise Prices                    Options                           Price
----------------                  ---------                         --------
$12.27 to $14.32                  1,668,975                           $13.33
$ 6.82 to $10.11                  2,919,400                             8.84
$ 5.46 to $ 6.65                    784,150                             6.43


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

Had compensation expense for options granted been determined based on the fair value at the date of grant in accordance with Statement No. 123, the company's net income and earnings per share would have been as follows:

                            2002              2001              2000
                        ------------      ------------      ------------
Net income
  As reported           $  9,936,000      $ 30,593,000      $ 19,590,000
  Pro forma                7,313,000        28,354,000        16,214,000

Earnings per share
As reported -
  Basic                 $        .30      $        .93      $        .59
  Diluted                        .28               .92               .59

Pro forma -
  Basic                 $        .22      $        .86      $        .49
  Diluted                        .21               .85               .49

      The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of options granted in fiscal 2002, 2001 and 2000 were $6.46, $3.98 and $3.36, respectively, based upon the following weighted average assumptions: expected volatility (.336 in 2002, .338 in 2001 and .324 in 2000), risk-free interest rate (4.59% in 2002, 5.57% in 2001 and 6.24% in 2000), expected life (7 years in
2002, 2001 and 2000), and expected dividend yield (0% in 2002, 2001 and 2000).

      The company has an Outside Director Stock Award Plan (the "Outside Director Plan"), which was approved by the shareholders in 1994, under which 330,000 shares may be issued to non-employee directors. Annually, each eligible director is awarded shares of the company's Common Stock having a value of $10,000 which vests over a three-year period. For shares issued under the Outside Director Plan, the fair market value of the shares at the date of issuance is amortized to compensation expense over the vesting period. The related deferred compensation has been reflected as a reduction of shareholders' equity. In 2002, 2001 and 2000 6,730, 15,631 and 15,235 shares, respectively, were issued under the Outside Director Plan.

      As of September 30, 2002, a total of approximately 8,230,000 shares of the company's authorized Common Stock were reserved for issuance primarily in connection with stock option plans.

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

4.    PENSION PLANS

      The company has pension plans that cover substantially all employees, most of which are defined contribution plans. Company contributions to the defined contribution plans are generally based upon various percentages of compensation, and aggregated $7,400,000 in 2002, $5,900,000 in 2001 and $3,900,000 in 2000.
The company also has defined benefit pension plans covering certain employees.

      Pursuant to the provision of Statement of Financial Accounting Standards No. 88, "Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", modifications to certain subsidiary employee benefits and related benefit freezes resulted in the recognition of a pretax curtailment gain of $3,156,000 in 2001.

      Plan assets and benefit obligations of the defined benefit plans at September 30, 2002 are as follows:

Change in benefit obligation
Projected benefit obligation, beginning of year                    $ 23,100,000
 Service cost                                                           952,000
 Interest cost                                                        1,801,000
 Amendments                                                              58,000
 Actuarial loss                                                       1,932,000
 Benefit payments                                                      (476,000)
                                                                   ------------
Projected benefit obligation, end of year                            27,367,000
                                                                   ------------

Change in plan assets
Fair value of plan assets, beginning of year                         12,135,000
 Actual return on plan assets                                        (1,248,000)
 Contributions                                                           49,000
 Benefits paid                                                         (476,000)
                                                                   ------------
Fair value of plan assets, end of year                               10,460,000
                                                                   ------------

Reconciliation of funded status
Projected benefit obligation in excess of plan assets               (16,907,000)
Unrecognized net loss                                                 8,540,000
Unrecognized prior service cost                                          88,000
Unrecognized net transition asset                                     2,973,000
                                                                   ------------
Net amount recognized                                              $ (5,306,000)
                                                                   ============

Balance sheet amounts
Accumulated other comprehensive income                             $  8,265,000
Intangible asset                                                      3,066,000
Accrued pension liabilities                                         (16,637,000)
                                                                   ------------
Net amount recognized                                              $ (5,306,000)
                                                                   ============

      Net periodic pension cost for the defined benefit plans was as follows:

                                     2002             2001             2000
                                 ------------     ------------     ------------
Service cost                     $  1,050,000     $    894,000     $  1,494,000
Interest cost                       1,844,000        1,661,000        1,674,000
Expected return on plan
 assets                            (1,305,000)      (1,097,000)      (1,173,000)
Amortization of net actuarial
 loss (gain)                           35,000          155,000          (16,000)
Amortization of prior service
 cost                                  26,000            8,000           87,000
Amortization of transition
 obligation                           312,000          312,000          312,000
                                 ------------     ------------     ------------
                                 $  1,962,000     $  1,933,000     $  2,378,000
                                 ============     ============     ============

      The following actuarial assumptions were used for the company's defined benefit pension plans:

                                       2002            2001            2000
                                   ------------    ------------    ------------
Discount rate                      7.25% - 8.00%   7.75% - 8.00%   7.75% - 8.00%
Expected return on plan assets             9.20%           9.20%           9.20%
Compensation rate increase         3.00% - 5.50%   3.00% - 5.50%   3.00% - 5.50%

      The company has an Employee Stock Option Plan ("ESOP") that covers substantially all employees. The ESOP has a loan agreement the proceeds of which were used to purchase equity securities of the company. Borrowings under the loan agreement are guaranteed by the company and bear interest (approximately 3% at September 30, 2002) based upon LIBOR. The outstanding balance of the loan ($4,000,000 at September 30, 2002 and $2,500,000 at September 30, 2001) has been reflected as a liability in the accompanying consolidated balance sheets. Shares of the ESOP which have been allocated to employee accounts are charged to expense based on the fair value of the shares transferred and are treated as outstanding in earnings per share calculations. Compensation expense under the ESOP was $718,000 in 2002, $384,000 in 2001 and $281,000 in 2000. The cost of shares held by the ESOP and not yet allocated to employees is reported as a reduction of shareholders' equity.

5.    COMMITMENTS AND CONTINGENCIES:

      The company and its subsidiaries rent real property and equipment under operating leases expiring at various dates. Most of the real property leases have escalation clauses related to increases in real property taxes.

      Future minimum payments under noncancellable operating leases consisted of the following at September 30, 2002:

                     2003                              $21,432,000
                     2004                               17,789,000
                     2005                               13,333,000
                     2006                                8,568,000
                     2007                                5,737,000
                  Later years                            1,263,000

      Rent expense for all operating leases, net of subleases, totalled approximately $30,500,000, $31,800,000 and $29,900,000 in 2002, 2001 and 2000,
respectively.

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

6.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

      Quarterly results of operations for the years ended September 30, 2002 and 2001 are as follows:

                                                   QUARTERS ENDED
                         ------------------------------------------------------------------
                         September 30,        June 30,           March 31,     December 31,
                             2002               2002               2002            2001
                         ------------       ------------       ------------    ------------
Net sales                $326,059,000       $297,335,000       $267,308,000    $301,902,000
Gross profit               90,800,000         85,108,000         74,775,000      83,840,000
Net income                  7,220,000(2)      11,437,000(3)       4,815,000      10,582,000(4)
  Earnings per share
  of common stock(1):
  Basic                  $        .22       $        .34       $        .14    $        .32
  Diluted                $        .21       $        .32       $        .14    $        .31

                                                 QUARTERS ENDED
                         ----------------------------------------------------------------
                         September 30,     June 30,        March 31,        December 31,
                             2001            2001            2001               2000
                         ------------    ------------    ------------       ------------
Net sales                $318,357,000    $289,384,000    $264,189,000       $288,195,000
Gross profit               92,253,000      75,916,000      67,319,000         75,201,000
Net income                 12,382,000       7,731,000       2,977,000(5)       7,503,000
  Earnings per share
  of common stock(1):
  Basic                  $        .38    $        .23    $        .09       $        .23
  Diluted                $        .37    $        .23    $        .09       $        .23


(1) Earnings per share are computed independently for each of the quarters presented on the basis described in Note 1. The sum of the quarters may not be equal to the full year earnings per share amounts.

(2) Includes a pre-tax charge of $10,200,000 for the divestiture of an unprofitable peripheral operation (see Note 1).

(3) Includes a $2,000,000 tax benefit to reflect the resolution of certain previously recorded tax liabilities.

(4)   Excludes the cumulative effect of a change in accounting principle (see
      Note 1) in the amount of $24,118,000 ($.73 per basic share and $.70 per diluted share).

(5)   Includes a $3,156,000 pre-tax pension curtailment gain (see Note 4).


7.    BUSINESS SEGMENTS:

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

Information on the company's business segments is as follows:

                                                                                Electronic
                                                                               Information
                                                                                   and           Specialty
                                              Garage         Installation     Communication       Plastic
                                               Doors           Services          Systems            Films             Totals
                                          --------------    --------------    --------------    --------------    --------------
REVENUES FROM EXTERNAL
  CUSTOMERS -
2002                                      $  418,979,000    $  278,610,000    $  195,430,000    $  299,585,000    $1,192,604,000
2001                                         402,788,000       268,455,000       191,782,000       297,100,000     1,160,125,000
2000                                         401,787,000       267,932,000       186,592,000       262,075,000     1,118,386,000

INTERSEGMENT REVENUES -
2002                                      $   25,464,000    $      221,000    $           --    $           --    $   25,685,000
2001                                          25,813,000           303,000                --                --        26,116,000
2000                                          29,426,000           466,000                --                --        29,892,000

SEGMENT PROFIT -
2002                                      $   25,414,000    $    7,736,000    $   15,156,000    $   40,278,000    $   88,584,000
2001                                          18,223,000         6,099,000        16,076,000        41,772,000        82,170,000
2000                                          17,002,000         6,842,000        19,097,000        20,315,000        63,256,000

SEGMENT ASSETS -
2002                                      $  149,844,000    $   67,066,000    $  159,516,000    $  145,458,000    $  521,884,000
2001                                         165,483,000        89,684,000       157,590,000       120,821,000       533,578,000
2000                                         171,861,000        92,282,000       164,602,000       113,320,000       542,065,000

SEGMENT CAPITAL EXPENDITURES -
2002                                      $    4,553,000    $    1,236,000    $    4,736,000    $   12,650,000    $   23,175,000
2001                                           6,444,000         3,012,000         6,653,000        10,519,000        26,628,000
2000                                          16,937,000           730,000         3,266,000        16,298,000        37,231,000

DEPRECIATION AND
  AMORTIZATION EXPENSE -
2002                                      $    6,652,000    $    1,085,000    $    3,721,000    $   10,641,000    $   22,099,000
2001                                           7,520,000         1,995,000         4,052,000        10,161,000        23,728,000
2000                                           7,338,000         2,293,000         3,579,000         9,978,000        23,188,000

      Goodwill at September 30, 2002 includes $12,900,000 attributable to the garage doors segment, $14,300,000 in the electronic information and communication systems segment and $17,800,000 in the specialty plastic films segment.

      Following are reconciliations of segment profit, assets, capital expenditures and depreciation and amortization expense to amounts reported in the consolidated financial statements:

                                                           2002               2001               2000
                                                      --------------     --------------     --------------
PROFIT -
Profit for all segments                               $   88,584,000     $   82,170,000     $   63,256,000
Unallocated amounts                                      (10,278,000        (11,337,000)        (9,114,000)
Loss on divistiture (Note 1)                             (10,200,000)                --                 --
Interest expense, net                                     (3,703,000)        (9,106,000)       (10,693,000)
                                                      --------------     --------------     --------------

   Income before income taxes                         $   64,403,000     $   61,727,000     $   43,449,000
                                                      ==============     ==============     ==============

ASSETS -
Total for all segments                                $  521,884,000     $  533,578,000     $  542,065,000
Unallocated amounts                                       68,518,000         54,305,000         42,589,000
Intersegment eliminations                                 (2,708,000)        (2,890,000)        (2,628,000)
                                                      --------------     --------------     --------------

   Total consolidated assets                          $  587,694,000     $  584,993,000     $  582,026,000
                                                      ==============     ==============     ==============

CAPITAL EXPENDITURES -
Total for all segments                                $   23,175,000     $   26,628,000     $   37,231,000
Unallocated amounts                                        1,125,000             50,000            135,000
                                                      --------------     --------------     --------------

   Total consolidated capital expenditures            $   24,300,000     $   26,678,000     $   37,366,000
                                                      ==============     ==============     ==============

DEPRECIATION AND AMORTIZATION EXPENSE -
Total for all segments                                $   22,099,000     $   23,728,000     $   23,188,000
Unallocated amounts                                          538,000            476,000            515,000
                                                      --------------     --------------     --------------

  Total consolidated depreciation and amortization    $   22,637,000     $   24,204,000     $   23,703,000
                                                      ==============     ==============     ==============

Revenues, based on the customers' locations, and property, plant and equipment attributed to the United States and all other countries are as follows:

                                        2002              2001              2000
                                   --------------    --------------    --------------
REVENUES BY GEOGRAPHIC AREA -
United States                      $  936,704,000    $  921,046,000    $  879,729,000
Germany                                41,366,000        51,179,000        72,266,000
United Kingdom                         35,650,000        36,247,000        41,487,000
Canada                                 23,405,000        24,925,000        23,431,000
Poland                                 31,176,000        27,494,000         3,319,000
All other countries                   124,303,000        99,234,000        98,154,000
                                   --------------    --------------    --------------

  Consolidated net sales           $1,192,604,000    $1,160,125,000    $1,118,386,000
                                   ==============    ==============    ==============


PROPERTY,PLANT AND
 EQUIPMENT BY GEOGRAPHIC AREA -

United States                      $  107,248,000    $  108,291,000    $  107,266,000
Germany                                39,929,000        37,640,000        35,678,000
All other countries                     1,076,000                --                --
                                   --------------    --------------    --------------
  Consolidated property,
    plant and equipment            $  148,253,000    $  145,931,000    $  142,944,000
                                   ==============    ==============    ==============

      Sales to a customer of the specialty plastic films segment were approximately $214,000,000 in 2002, $209,000,000 in 2001 and $182,000,000 in
2000. Sales to the United States Government and its agencies, either as a prime contractor or subcontractor, aggregated approximately $102,000,000 in 2002, $100,000,000 in 2001 and $91,000,000 in 2000, all of which are included in the electronic information and communication systems segment. Unallocated amounts include general corporate expenses and assets, which consist mainly of cash, investments, and other assets not attributable to any reportable segment.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On April 30, 2002, the company dismissed Arthur Andersen LLP as its independent public accountants and, as of May 1, 2002, engaged
PricewaterhouseCoopers LLP as its independent public accountants for the fiscal year ending September 30, 2002, as previously disclosed in the company's Report on Form 8-K dated April 30, 2002.

                                    PART III

      The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to the company's definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in February, 2003, to be filed with the Securities and Exchange Commission within 120 days following the end of the company's fiscal year ended September 30, 2002. Information relating to the officers of the Registrant appears under Item 1 of this report.

ITEM 14 - CONTROLS AND PROCEDURES

      (a) Under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") the company's disclosure controls and procedures were evaluated as of a date within 90 days prior to the filing of this report. Based on that evaluation, the company's CEO and CFO concluded that the company's disclosure controls and procedures were effective.

      (b) There were no significant changes in the company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      The following consolidated financial statements of Griffon Corporation and subsidiaries are included in Item 8:

                                                                         Page
                                                                         ----
      (a) 1. Financial Statements

            Consolidated Balance Sheets at September 30,
               2002 and 2001..........................................    29

            Consolidated Statements of Income for the Years
               Ended September 30, 2002, 2001 and 2000................    30

            Consolidated Statements of Cash Flows for the
               Years Ended September 30, 2002, 2001 and 2000..........    31

            Consolidated Statements of Shareholders' Equity
               for the Years Ended September 30, 2002, 2001
               and 2000...............................................    32

            Notes to Consolidated Financial Statements................    33

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

            None

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

    4.2 Loan Agreement dated as of October 25, 2001 among Registrant and lending institutions. (Exhibits 4.2 of Annual Report on Form 10-K for the year ended September 30, 2001)

   10.1 Employment Agreement dated as of July 1, 2001 between the Registrant and Harvey R. Blau (Exhibit 10.1 of Current Report on Form 8-K dated
            May 2, 2001)

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

   10.8     1995 Stock Option Plan (Exhibit 4 of Form S-8 Registration Statement
            No. 33-57683)

   10.9     1997 Stock Option Plan (Exhibit 4.2 of Form S-8 Registration
            Statement No. 333-21503)

   10.10    2001 Stock Option Plan (Exhibit 4.1 of Form S-8 Registration
            Statement No. 333-67760)

   10.11    Senior Management Incentive Compensation Plan (Exhibit 4.2 of Form
            S-8 Registration Statement No. 333-62319)

   10.12    1998 Employee and Director Stock Option Plan, as amended (Exhibit
            4.3 of Form S-8 Registration Statement No. 333-62319, and Exhibit
            4.1 of Form S-8 Registration Statement No. 333-84409 and Exhibit 4.1
            of Form S-8 Registration Statement No. 333-88422)

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

                                                         State of
               Name of Subsidiary                     Incorporation
               ------------------                     -------------
               Clopay Corporation                       Delaware
               Telephonics Corporation                  Delaware

   23.1*    Consent of Arthur Andersen LLP

   23.2**   Consent of PricewaterhouseCoopers LLP

   99.1** Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act

----------
 * Not required pursuant to Rule 437a.

** Filed herewith. All other exhibits are incorporated herein by reference to the exhibit indicated in the parenthetical references.

      The following undertakings are incorporated into the company's Registration Statements on Form S-8 (Registration Nos. 33-39090, 33-62966, 33-52319, 33-57683, 333-21503, 333-62319, 333-84409, 333-67760 and
      333-88422.

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

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of December 2002.

                                      GRIFFON CORPORATION

                                      By: /s/ Harvey R. Blau
                                          ---------------------------
                                          Harvey R. Blau, Chairman of the Board
                                          and Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 20, 2002 by the following persons in the capacities indicated:

/s/ Harvey R. Blau             Chairman of the Board and Chief Executive Officer
-------------------------      (Principal Executive Officer)
Harvey R. Blau

/s/ Robert Balemian            President and Director
-------------------------      (Chief Operating and Financial Officer)
Robert Balemian

/s/ Patrick L. Alesia          Vice President and Treasurer
-------------------------      (Chief Accounting Officer)
Patrick L. Alesia

/s/ Henry A. Alpert            Director
-------------------------
Henry A. Alpert

/s/ Bertrand M. Bell           Director
-------------------------
Bertrand M. Bell

/s/ Abraham M. Buchman         Director
-------------------------
Abraham M. Buchman

/s/ Clarence A. Hill, Jr.      Director
-------------------------
Clarence A. Hill, Jr.

/s/ Ronald J. Kramer           Director
-------------------------
Ronald J. Kramer

/s/ James W. Stansberry        Director
-------------------------
James W. Stansberry

/s/ Martin S. Sussman          Director
-------------------------
Martin S. Sussman

/s/ William H. Waldorf         Director
-------------------------
William H. Waldorf

/s/ Joseph J. Whalen           Director
-------------------------
Joseph J. Whalen

/s/ Lester L. Wolff            Director
-------------------------
Lester L. Wolff

                                  CERTIFICATION

      I, Harvey R. Blau, Chairman of the Board and Chief Executive Officer of Griffon Corporation, certify that:

      1. I have reviewed this annual report on Form 10-K of Griffon Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002                     /s/ Harvey R. Blau
                                            ----------------------------
                                            Harvey R. Blau
                                            Chairman of the Board and
                                            Chief Executive Officer
                                            (principal executive officer)

                                  CERTIFICATION

      I, Robert Balemian, President and Chief Financial Officer of Griffon Corporation, certify that:

      1. I have reviewed this annual report on Form 10-K of Griffon Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002                   /s/ Robert Balemian
                                          ----------------------------
                                          Robert Balemian
                                          President and Chief Financial Officer
                                          (principal financial officer)

                      GRIFFON CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

                                                               Additions                    Deductions
                                                        -----------------------      -----------------------
                                           Balance at   Charged to   Charged to       Accounts                      Balance at
                                           Beginning    Profit and     Other          Written                           End
              Description                  of Period      Loss        Accounts          Off          Other          of Period
--------------------------------------    -----------   ----------   ----------      ----------   -----------      ------------
FOR THE YEAR ENDED SEPTEMBER 30, 2002:
  Allowance for doubtful accounts         $10,572,000   $1,407,000   $  631,000      $3,128,000   $   748,000      $  8,734,000
                                          ===========   ==========   ==========      ==========   ===========      ============

FOR THE YEAR ENDED SEPTEMBER 30, 2001:
  Allowance for doubtful accounts         $ 9,494,000   $4,836,000   $  758,000      $2,574,000   $ 1,942,000(1)   $ 10,572,000
                                          ===========   ==========   ==========      ==========   ===========      ============

FOR THE YEAR ENDED SEPTEMBER 30, 2000:
  Allowance for doubtful accounts         $ 8,068,000   $3,276,000   $  765,000(2)   $2,615,000   $        --      $  9,494,000
                                          ===========   ==========   ==========      ==========   ===========      ============


(1) Reclassified to other balance sheet accounts

(2) Includes acquired businesses and other