Form 10-Q
period 2002-12-31
GRIFFON CORP
filed 2003-02-13
CIK 50725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

                                            OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to
                               -------    -------

Commission File Number:  1-6620


                               GRIFFON CORPORATION
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                       11-1893410
          --------                                       ----------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

100 JERICHO QUADRANGLE, JERICHO, NEW YORK                  11753
-----------------------------------------                ---------
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

                                                  X   Yes              No
                                                 ----             ----

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                  X   Yes              No
                                                 ----             ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 32,721,832 shares of Common Stock as of January 31, 2003.

                                    FORM 10-Q
                                    ---------

                                    CONTENTS
                                    --------
                                                                           PAGE
                                                                           ----
PART I - FINANCIAL INFORMATION (Unaudited)
         ---------------------

         Condensed Consolidated Balance Sheets at December 31, 2002
         and September 30, 2002........................................    1

         Condensed Consolidated Statements of Operations for the Three
         Months Ended December 31, 2002 and 2001 ......................    3

         Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended December 31, 2002 and 2001 ................    4

         Notes to Condensed Consolidated Financial Statements..........    5

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations...........................    8

         Quantitative and Qualitative Disclosure about Market Risk.....   11

         Controls and Procedures.......................................   11

PART II -OTHER INFORMATION
         -----------------

         Item 1: Legal Proceedings ....................................   12

         Item 2: Changes in Securities ................................   12

         Item 3: Defaults upon Senior Securities ......................   12

         Item 4: Submission of Matters to a Vote of Security Holders...   12

         Item 5: Other Information ....................................   12

         Item 6: Exhibits and Reports on Form 8-K .....................   12

         Signature ....................................................   13

         Certifications................................................   14

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                                                December 31,       September 30,
                                                   2002                2002
                                                -----------        ------------
                                                (Unaudited)          (Note 1)
ASSETS
------

  CURRENT ASSETS:

    Cash and cash equivalents                   $ 45,507,000        $ 45,749,000
    Accounts receivable, less allowance for
      doubtful accounts                          138,840,000         147,890,000

    Contract costs and recognized income not
      yet billed                                  51,978,000          58,440,000

    Inventories (Note 2)                         108,328,000         104,792,000

    Prepaid expenses and other current assets     27,220,000          25,470,000
                                                ------------        ------------

       Total current assets                      371,873,000         382,341,000
                                                ------------        ------------

  PROPERTY, PLANT AND EQUIPMENT
     at cost, less accumulated depreciation
     and amortization of $130,373,000 at
     December 31, 2002 and $126,560,000 at
     September 30, 2002                          152,425,000         148,253,000

  OTHER ASSETS:
    Costs in excess of fair value of net
      assets of businesses acquired (Note 1)      46,238,000          44,978,000

    Other                                         12,546,000          12,122,000
                                                ------------        ------------
                                                  58,784,000          57,100,000
                                                ------------        ------------
                                                $583,082,000        $587,694,000
                                                ============        ============

             See notes to condensed consolidated financial statements.

                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                                                    December 31,   September 30,
                                                      2002            2002
                                                   -----------     ------------
                                                    (Unaudited)      (Note 1)

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
  CURRENT LIABILITIES:

    Accounts and notes payable                      $ 57,486,000    $ 65,832,000
    Other current liabilities                        107,094,000     123,315,000
                                                    ------------    ------------
       Total current liabilities                     164,580,000     189,147,000
                                                    ------------    ------------

  LONG-TERM DEBT                                      86,444,000      74,640,000
                                                    ------------    ------------

  MINORITY INTEREST AND OTHER                         29,364,000      30,938,000
                                                    ------------    ------------

  SHAREHOLDERS' EQUITY:
    Preferred stock, par value $.25 per
      share, authorized 3,000,000 shares,
      no shares issued                                       ---             ---
    Common stock, par value $.25 per
      share, authorized 85,000,000
      shares, issued 36,342,692 shares at
      December 31, 2002 and 36,337,192 shares at
      September 30, 2002; 3,583,983 and 3,266,983
      shares in treasury at December 31, 2002 and
      September 30, 2002, respectively                 9,086,000       9,084,000

    Other shareholders' equity                       293,608,000     283,885,000
                                                    ------------    ------------

       Total shareholders' equity                    302,694,000     292,969,000
                                                    ------------    ------------

                                                    $583,082,000    $587,694,000
                                                    ============    ============

                  See notes to condensed consolidated financial statements.


                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (Unaudited)
                                                                                THREE MONTHS ENDED DECEMBER 31,
                                                                                -------------------------------
                                                                                   2002                   2001
                                                                                   ----                   ----

Net sales                                                                      $302,154,000           $301,902,000
Cost of sales                                                                   215,156,000            218,062,000
                                                                               ------------           ------------
   Gross profit                                                                  86,998,000             83,840,000

Selling, general and administrative expenses                                     65,346,000             62,412,000
                                                                               ------------           ------------

   Income from operations                                                        21,652,000             21,428,000
                                                                               ------------           ------------

Other income (expense):
   Interest expense                                                              (1,105,000)            (1,361,000)
   Interest income                                                                  336,000                300,000
   Other, net                                                                       198,000                (73,000)
                                                                               ------------           ------------
                                                                                   (571,000)            (1,134,000)
                                                                               ------------           ------------

   Income before income taxes                                                    21,081,000             20,294,000

Provision for income taxes                                                        8,011,000              8,117,000
                                                                               ------------           ------------

   Income before minority interest and cumulative
     effect of a change in accounting principle                                  13,070,000             12,177,000

Minority interest                                                                (2,150,000)            (1,595,000)
                                                                                -----------           -----------

   Income before cumulative effect of a change in
     accounting principle                                                        10,920,000             10,582,000

Cumulative effect of a change in accounting principle, net
   of income taxes of $2,457,000 (Note 1)                                               ---            (24,118,000)
                                                                                -----------           ------------

   Net income (loss)                                                           $ 10,920,000           $(13,536,000)
                                                                               ============           ============

Basic earnings (loss) per share of common stock (Note 3):
   Income before cumulative effect of a change in
     accounting principle                                                      $        .33           $        .32
   Cumulative effect of a change in accounting principle                                 --                   (.73)
                                                                               ------------           ------------
                                                                               $        .33           $       (.41)
                                                                               ============           ============
Diluted earnings (loss) per share of common stock (Note 3):
   Income before cumulative effect of a change in
     accounting principle                                                      $        .32           $        .31
   Cumulative effect of a change in accounting principle                                 --                   (.70)
                                                                               ------------           ------------
                                                                               $        .32           $       (.39)
                                                                               ============           ============

              See notes to condensed consolidated financial statements.


                                               GRIFFON CORPORATION AND SUBSIDIARIES
                                               -------------------------------------

                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          -----------------------------------------------
                                                         (Unaudited)

                                                                                       THREE MONTHS ENDED DECEMBER 31,
                                                                                       -------------------------------
                                                                                         2002                    2001
                                                                                         ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                                    $ 10,920,000            $(13,536,000)
                                                                                     ------------            ------------
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization                                                       6,207,000               5,329,000
    Minority interest                                                                   2,150,000               1,595,000
    Cumulative effect of a change in accounting
      principle                                                                               ---              24,118,000
    Provision for losses on accounts receivable                                           217,000                 672,000
    Change in assets and liabilities:
      Decrease in accounts receivable and contract
        costs and recognized income not yet billed                                     16,364,000               9,949,000
      (Increase) decrease in inventories                                               (3,896,000)              4,434,000
      (Increase) decrease in prepaid expenses and
        other assets                                                                   (2,604,000)                667,000
      Decrease in accounts payable, accrued
        liabilities and income taxes                                                  (18,322,000)             (9,183,000)
      Other changes, net                                                               (1,227,000)                712,000
                                                                                     ------------            ------------

  Total adjustments                                                                    (1,111,000)             38,293,000
                                                                                     ------------            ------------

    Net cash provided by operating activities                                           9,809,000              24,757,000
                                                                                     ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisition of property, plant and equipment                                         (9,830,000)             (6,029,000)
  Balance paid for acquired business                                                  (13,112,000)                    ---
  Proceeds from divestiture                                                             1,426,000                     ---
  Decrease in equipment lease deposits                                                  3,494,000                 555,000
                                                                                     ------------            ------------

    Net cash used in investing activities                                             (18,022,000)             (5,474,000)
                                                                                     ------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Purchase of treasury shares                                                          (3,834,000)                (22,000)
  Proceeds from issuance of long-term debt                                             17,000,000               2,000,000
  Payments of long-term debt                                                           (2,642,000)            (10,503,000)
  Increase (decrease) in short-term borrowings                                          1,399,000              (1,800,000)
  Distributions to minority interests                                                  (5,072,000)             (3,270,000)
  Other, net                                                                            1,120,000                 529,000
                                                                                     ------------            ------------

    Net cash provided by (used in) financing activities                                 7,971,000             (13,066,000)
                                                                                     ------------            ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (242,000)              6,217,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       45,749,000              40,096,000
                                                                                     ------------            ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $ 45,507,000            $ 46,313,000
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


                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)

(1) Basis of Presentation -
    ---------------------

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003. The balance sheet at September 30, 2002 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report to shareholders for the year ended September 30, 2002.

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

         Recent accounting pronouncements:

     The Financial Accounting Standards Board has issued Interpretations Nos. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees including Indirect Guarantees of Indebtedness of Others" and 46, "Consolidation of Variable Interest Entities."

         Interpretation No. 45 elaborates on disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. As a part of some transactions, the company may provide routine indemnifications in which it retains certain environmental, tax and other liabilities whose terms range in duration and for which the company's ultimate obligation is not quantifiable. To date, the company has not made any significant payments in connection with such indemnifications.

         Interpretation No. 46 addresses consolidation of variable interest entities and related disclosure. A subsidiary of the company is a party to lease and other agreements with a variable interest entity for the purpose of renting one of the company's facilities which has a total cost of $10.5 million. The company does not anticipate incurring any liabilities in connection with such agreements beyond its obligations for rental payments pursuant to the lease.

         The company does not anticipate that adopting Interpretations Nos. 45 and 46 will have a material effect on results of operations or financial condition.

(2) Inventories -
    -----------

         Inventories, stated at the lower of cost (first-in, first-out or average) or market, are comprised of the following:


                                          December 31,            September 30,
                                             2002                     2002
                                         ------------            -------------

Finished goods.........................  $ 48,199,000             $ 45,288,000

Work in process........................    39,266,000               37,870,000

Raw materials and supplies.............    20,863,000               21,634,000
                                          -----------             ------------

                                         $108,328,000             $104,792,000
                                         ============             ============


(3) Earnings per share (EPS) -
    ------------------------

         Basic EPS is calculated by dividing income by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock used in determining basic EPS was 33,123,000 for the three months ended December 31, 2002 and 33,056,000 for the three months ended December 31, 2001.

         Diluted EPS is calculated by dividing income by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with potentially dilutive securities. The weighted average number of shares of common stock used in determining diluted EPS was 34,041,000 and 34,573,000 for the three months ended December 31, 2002 and 2001, respectively, and reflects additional shares in connection with stock option and other stock-based compensation plans.

         Options to purchase approximately 2,059,000 and 1,019,000 shares of common stock were not included in the computations of diluted earnings per share for the three months ended December 31, 2002 and 2001, respectively, because the effects would have been antidilutive.

(4) Business segments -
    -----------------

         The company's reportable business segments are as follows - Garage Doors (manufacture and sale of residential and commercial/industrial garage doors, and related products); Installation Services (sale and installation of building products primarily for new construction, such as garage doors, garage door openers, manufactured fireplaces and surrounds, and cabinets); Electronic Information and Communication Systems (communication and information systems for government and commercial markets) and Specialty Plastic Films (manufacture and sale of plastic films and film laminates for baby diapers, adult incontinence care products, disposable surgical and patient care products and plastic packaging).

         Information on the company's business segments is as follows:

                                                                                              Electronic
                                                                                              Information
                                                                             Specialty            and
                                        Garage           Installation         Plastic        Communication
                                         Doors             Services            Films            Systems            Totals
                                         ------          ------------        ---------       -------------         ------

Revenues from
   external customers -

 Three months ended
   December 31, 2002                  $106,763,000       $ 72,288,000      $ 87,342,000      $ 35,761,000       $302,154,000

 Three months ended
   December 31, 2001                   112,616,000         71,033,000      $ 72,566,000        45,687,000        301,902,000

Intersegment revenues -

 Three months ended
   December 31, 2002                  $  6,700,000       $     32,000      $        ---      $        ---       $  6,732,000

 Three months ended
   December 31, 2001                     7,121,000             77,000               ---               ---          7,198,000

Segment profit -

 Three months ended
   December 31, 2002                  $ 10,917,000       $  1,679,000      $ 10,666,000      $  1,722,000       $ 24,984,000

 Three months ended
   December 31, 2001                     9,245,000          2,384,000         9,820,000         2,440,000         23,889,000



         Following is a reconciliation of segment profit to amounts reported in the consolidated financial statements:


                                            Three Months Ended December 31,
                                            -------------------------------
                                            2002                        2001
                                            ----                        ----
Profit for all segments                  $24,984,000                $23,889,000
Unallocated amounts                       (3,134,000)                (2,534,000)
Interest expense, net                       (769,000)                (1,061,000)
                                         ------------               -----------
  Income before income taxes             $21,081,000                $20,294,000
                                         ===========                ===========

         Goodwill at December 31, 2002 includes $12.9 million attributable to the garage doors segment, $14.3 million in the electronic information and communication systems segment and $19.0 million in the specialty plastic films segment.

(5) Comprehensive income -
    --------------------

         Comprehensive income, which consists of net income (loss) and foreign currency translation adjustments, was $13.3 million and ($14.4) million for the three-month periods ended December 31, 2002 and 2001, respectively.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         Operating results (in thousands) by business segment were as follows for the quarters ended December 31:

                                                        Segment
                                  Net Sales         Operating Profit
                               -----------------    ------------------
                               2002         2001      2002       2001
                               ----         ----      ----       ----

Garage doors                $113,463     $119,737   $10,917    $ 9,245
Installation services         72,320       71,110     1,679      2,384
Specialty plastic films       87,342       72,566    10,666      9,820
Electronic information
 and communication systems    35,761       45,687     1,722      2,440
Intersegment revenues         (6,732)      (7,198)     -          -
                            --------     --------   -------    -------
                            $302,154     $301,902   $24,984    $23,889
                            ========     ========   =======    =======

Garage Doors
------------

         Net sales of the garage door segment decreased by $6.3 million or 5.2% compared to last year. The decrease was due to the divestiture in 2002 of Atlas, an unprofitable commercial operation ($5.2 million) and the net effect ($1.1 million) of lower unit sales partly offset by favorable pricing and product mix.

         Operating profit of the garage doors segment increased $1.7 million compared to last year. The Atlas divestiture accounted for $.7 million of the increase. Gross margin percentage increased to approximately 32.5% in 2002 from 30.5% last year. The increased margin was due primarily to improved pricing and mix, and increased manufacturing efficiencies. Selling, general and administrative expenses decreased due to the Atlas divestiture and as a percentage of sales were 22.9% compared to 22.8% last year.

Installation Services
---------------------

         Net sales of the installation services segment increased by $1.2 million or 1.7% compared to last year. The increase was principally due to the segment's expanded product offering and increased market share. Sales were strong during the first half of the quarter, but weakened in the second half due to winter weather conditions and economic factors.

         Operating profit of the installation services segment decreased $.7 million compared to last year. Gross margin percentage was 27.3% compared to 27.7% last year. Selling, general and administrative expenses as a percentage of sales increased to approximately 25.0% from 24.4% last year. The operating cost growth was primarily due to increased installation labor costs to support the sales growth in the first half of the quarter and a lag in adjusting labor levels as sales softened in the second half of the quarter.

Specialty Plastic Films
-----------------------

         Net sales of the specialty plastic films segment increased $14.8 million or 20.4% compared to last year. The increase was principally due to the impact ($6 million) of higher unit volumes and product mix, the effect of a weaker U.S. dollar on translated foreign sales ($4.5 million), the net sales ($3.0 million) of the segment's Brazilian operation which was acquired in the latter half of fiscal 2002 and selling price adjustments to pass through raw material cost increases to customers
($1.2 million).

         Operating profit of the specialty plastic films segment increased $.8 million compared to last year. Gross margin percentage decreased to 24.1% from 24.6% last year. The decrease was principally due to the excess (approximately $.9 million) of raw material cost increases over related selling price adjustments, partly offset by the effect of improved product mix. Selling, general and administrative expenses as a percentage of sales increased to approximately 12.1% from 11.0% last year principally due to higher freight and administrative costs associated with the segment's European operations and to support anticipated future sales growth.

Electronic Information and Communication Systems
------------------------------------------------

         Net sales of the electronic information and communication systems segment decreased $9.9 million or 21.7% compared to last year. The decrease was primarily due to certain programs nearing completion and delays in anticipated awards of new orders.

         Operating profit of the electronic information and communication systems segment decreased $.7 million compared to last year. The decrease is principally attributable to the sales decrease and increased research and development expenditures. Gross margin percentage increased to 25.3% from 21.0% last year due primarily to lower margins last year in connection with certain development phase programs. Selling, general and administrative expenses as a percentage of sales were 21.3% compared to 16.0% last year primarily due to the sales decrease. Sales and operating profits of this segment in the second fiscal quarter are expected to lag last year, with improvement anticipated in the second half of fiscal 2003.

Net Interest Expense
--------------------

         Net interest expense decreased by $.3 million compared to last year due to the effect of debt repayments and lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flow generated by operations for the quarter was $9.8 million compared to $24.8 million last year and working capital was $207.3 million at December 31, 2002. Operating cash flows decreased compared to last year primarily due to changes in operating assets and current liabilities.

         During the quarter the company paid $13.1 million for the balance of the Brazilian operation's purchase price, which was funded by bank borrowings. The company also had capital expenditures of approximately $9.8 million, principally made in connection with increasing production capacity and for the specialty plastic films segment's capital program to support new opportunities with its major customers.

         Financing cash flows consisted primarily of net bank borrowings of $15.8 million, treasury stock purchases of $3.8 million and distributions to minority shareholders of $5.1 million. Additional purchases of the company's Common Stock under its stock buyback program will be made, depending upon market conditions, at prices deemed appropriate by management. At December 31, 2002, future minimum payments under noncancellable operating leases and payments to be made for notes payable and maturities of long-term debt over the next five years are as follows (000's omitted):

                     Operating                 Debt
Year                  Leases                Repayments                   Total
----                 ---------              ----------                   -----
2003                  $21,100                 $ 9,600                   $30,700
2004                   15,300                   9,000                    24,300
2005                   10,100                   3,000                    13,100
2006                    6,600                   9,800                    16,400
2007                    3,000                  63,300                    66,300

The $63.3 million of debt repayments reflected as payable in 2007 is primarily due to the scheduled expiration of the company's revolving credit agreement. The company anticipates that all or a substantial portion of that amount will be refinanced. Anticipated cash flows from operations, together with existing cash, bank lines of credit and lease line availability, should be adequate to finance presently anticipated working capital and capital expenditure requirements and to repay other long-term debt as it matures.

ACCOUNTING POLICIES AND PRONOUNCEMENTS

Critical Accounting Policies
----------------------------

         The company's significant accounting policies are set forth in Note 1 of Notes to Consolidated Financial Statements in the company's annual report to shareholders for the year ended September 30, 2002. The following discussion of critical accounting policies addresses those policies that require management judgment and estimates and are most important in determining the company's operating results and financial condition.

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


Recent Accounting Pronouncements
--------------------------------

         The Financial Accounting Standards Board has issued a number of other Financial Accounting Standards and Interpretations. See Note 1 of Notes to Condensed Consolidated Financial Statements for a discussion of these pronouncements. The company does not anticipate that adopting these pronouncements, where applicable, will have a material effect on results of operations or financial condition.

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

CONTROLS AND PROCEDURES

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

                         None

Item 3                   Defaults upon Senior Securities
                         -------------------------------

                         None

Item 4                   Submission of Matters to a Vote of Security Holders
                         ---------------------------------------------------

    (a) The Registrant held its Annual Meeting of Stockholders on February 5, 2003


    (b)                  Not applicable

    (c) Four directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2006. The names of these directors and votes cast in favor of their election and shares withheld are as follows:



                               Name                              Votes For      Votes Withheld
                               ----                              ---------      --------------

                         Robert Balemian                         29,796,848        715,095
                         Harvey R. Blau                          29,720,556        791,387
                         Ronald J. Kramer                        29,797,272        714,671
                         Lt. Gen. James W. Stansberry (Ret.)     29,797,990        713,953




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



                                      GRIFFON CORPORATION



                                      By/s/Robert Balemian
                                      --------------------
                                      Robert Balemian
                                      President and Chief Financial Officer
                                      (Principal Financial Officer)





Date:  February 12, 2003

                                 CERTIFICATION

     I, Harvey R. Blau, Chairman of the Board and Chief Executive Officer of Griffon Corporation, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Griffon Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 12, 2003

                                              By/s/Harvey R. Blau
                                              -------------------
                                              Harvey R. Blau
                                              Chairman of the Board and
                                              Chief Executive Officer
                                              (principal executive officer)

                                  CERTIFICATION

         I, Robert Balemian, President and Chief Financial Officer of Griffon Corporation, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Griffon Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003

                                          By/s/Robert Balemian
                                          --------------------
                                          Robert Balemian
                                          President and Chief Financial Officer
                                          (principal financial officer)