Form 10-Q
period 2003-03-31
GRIFFON CORP
filed 2003-05-09
CIK 50725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 32,567,182 shares of Common Stock as of April 30, 2003.

                                    FORM 10-Q
                                    ---------

                                    CONTENTS
                                    --------

                                                                        PAGE
                                                                        ----

PART I -  FINANCIAL INFORMATION (Unaudited)
          ---------------------

          Condensed Consolidated Balance Sheets at March 31, 2003
          and September 30, 2002............................................1

          Condensed Consolidated Statements of Operations for the Three
          Months and Six Months Ended March 31, 2003 and 2002...............3

          Condensed Consolidated Statements of Cash Flows for the
          Six Months ended March 31, 2003 and 2002 .........................5

          Notes to Condensed Consolidated Financial Statements..............6

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................10

          Quantitative and Qualitative Disclosure about Market Risk........14

          Controls & Procedures............................................14

PART II - OTHER INFORMATION
          -----------------

          Item 1: Legal Proceedings .......................................15

          Item 2: Changes in Securities ...................................15

          Item 3: Defaults upon Senior Securities .........................15

          Item 4: Submission of Matters to a Vote of Security Holders......15

          Item 5: Other Information .......................................15

          Item 6: Exhibits and Reports on Form 8-K ........................15

          Signature .......................................................16

          Certifications...................................................17

                                          GRIFFON CORPORATION AND SUBSIDIARIES
                                          ------------------------------------

                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                          -------------------------------------


                                                                                  March 31,            September 30,
                                                                                   2003                    2002
                                                                                 ----------             ------------
                                                                                 (Unaudited)             (Note 1)

ASSETS
------

  CURRENT ASSETS:

    Cash and cash equivalents                                                    $ 25,522,000           $ 45,749,000

    Accounts receivable, less allowance for
      doubtful accounts                                                           136,731,000            147,890,000

    Contract costs and recognized income not
      yet billed                                                                   47,116,000             58,440,000

    Inventories (Note 2)                                                          109,284,000            104,792,000

    Prepaid expenses and other current assets                                      31,264,000             25,470,000
                                                                                 ------------           ------------

       Total current assets                                                       349,917,000            382,341,000
                                                                                 ------------           ------------

  PROPERTY, PLANT AND EQUIPMENT at cost, less accumulated depreciation and amortization of $135,097,000 at March 31, 2003 and $126,560,000 at
    September 30, 2002                                                            161,050,000            148,253,000
                                                                                 ------------           ------------

  OTHER ASSETS:
    Costs in excess of fair value of net
      assets of businesses acquired (Note 1)                                       47,116,000             44,978,000
    Other                                                                          13,165,000             12,122,000
                                                                                 ------------           ------------

                                                                                   60,281,000             57,100,000
                                                                                 ------------           ------------
                                                                                 $571,248,000           $587,694,000
                                                                                 ============           ============

             See notes to condensed consolidated financial statements.


                                         GRIFFON CORPORATION AND SUBSIDIARIES
                                         ------------------------------------
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                         -------------------------------------

                                                                                   March 31,              September 30,
                                                                                     2003                     2002
                                                                                  -----------             ------------
                                                                                  (Unaudited)               (Note 1)
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

  CURRENT LIABILITIES:
    Accounts and notes payable                                                   $ 57,892,000             $ 65,832,000
    Other current liabilities                                                      95,123,000              123,315,000
                                                                                 ------------             ------------
       Total current liabilities                                                  153,015,000              189,147,000
                                                                                 ------------             ------------

  LONG-TERM DEBT                                                                   80,480,000               74,640,000
                                                                                 ------------             ------------

  MINORITY INTEREST AND OTHER                                                      32,062,000               30,938,000
                                                                                 ------------             ------------

  SHAREHOLDERS' EQUITY:
    Preferred stock, par value $.25 per
      share, authorized 3,000,000 shares,
      no shares issued                                                                    ---                      ---
    Common stock, par value $.25 per
      share, authorized 85,000,000
      shares, issued 36,468,517 shares at
      March 31, 2003 and 36,337,192 shares at September
      30, 2002; 3,889,335 and 3,266,983 shares in treasury
      at March 31, 2003 and September 30, 2002, respectively                        9,117,000                9,084,000

    Other shareholders' equity                                                    296,574,000              283,885,000
                                                                                 ------------             ------------

       Total shareholders' equity                                                 305,691,000              292,969,000
                                                                                 ------------             ------------

                                                                                 $571,248,000             $587,694,000
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


                                      GRIFFON CORPORATION AND SUBSIDIARIES
                                      ------------------------------------

                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                -----------------------------------------------
                                                  (Unaudited)


                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                      ---------------------------

                                                                                      2003                   2002
                                                                                      ----                   ----

Net sales                                                                         $277,330,000          $267,308,000
Cost of sales                                                                      201,486,000           192,533,000
                                                                                  ------------          ------------
   Gross profit                                                                     75,844,000            74,775,000

Selling, general and administrative expenses                                        63,845,000            63,248,000
                                                                                  ------------          ------------
   Income from operations                                                           11,999,000            11,527,000
                                                                                  ------------          ------------

Other income (expense):
   Interest expense                                                                   (987,000)           (1,177,000)
   Interest income                                                                     129,000               278,000
   Other, net                                                                           95,000              (183,000)
                                                                                  ------------          ------------
                                                                                      (763,000)           (1,082,000)
                                                                                  ------------          ------------
   Income before income taxes                                                       11,236,000            10,445,000

Provision for income taxes                                                           4,269,000             4,178,000
                                                                                  ------------          ------------

   Income before minority interest                                                   6,967,000             6,267,000

Minority interest                                                                   (2,350,000)           (1,452,000)
                                                                                  ------------          ------------

   Net income                                                                     $  4,617,000          $  4,815,000
                                                                                  ============          ============

Basic and diluted earnings per share of common stock (Note 3)                     $        .14          $        .14
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


                                      GRIFFON CORPORATION AND SUBSIDIARIES
                                      ------------------------------------

                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                -----------------------------------------------
                                                    (Unaudited)

                                                                                       SIX MONTHS ENDED MARCH 31,
                                                                                       -------------------------

                                                                                      2003                  2002
                                                                                      -----                 ----

Net sales                                                                         $579,484,000          $569,210,000
Cost of sales                                                                      416,642,000           410,595,000
                                                                                  ------------          ------------
   Gross profit                                                                    162,842,000           158,615,000

Selling, general and administrative expenses                                       129,191,000           125,660,000
                                                                                  ------------          ------------
   Income from operations                                                           33,651,000            32,955,000
                                                                                  ------------          ------------

Other income (expense):
   Interest expense                                                                 (2,092,000)           (2,538,000)
   Interest income                                                                     465,000               578,000
   Other, net                                                                          293,000              (256,000)
                                                                                  ------------          ------------
                                                                                    (1,334,000)           (2,216,000)
                                                                                  ------------          ------------
   Income before income taxes                                                       32,317,000            30,739,000

Provision for income taxes                                                          12,280,000            12,295,000
                                                                                  ------------          ------------

   Income before minority interest and cumulative
     effect of a change in accounting principle                                     20,037,000            18,444,000

Minority interest                                                                   (4,500,000)           (3,047,000)
                                                                                  ------------          ------------

   Income before cumulative effect of a change in
     accounting principle                                                           15,537,000            15,397,000

Cumulative effect of a change in accounting
   principle, net of income taxes of $2,457,000                                            ---           (24,118,000)
                                                                                  ------------          ------------

   Net income (loss)                                                              $ 15,537,000          $ (8,721,000)
                                                                                  ============          ============

Basic earnings (loss) per share of common stock (Note 3):
   Income before cumulative effect of a change in
     accounting principle                                                         $        .47          $        .47
   Cumulative effect of a change in accounting principle                                    --                  (.73)
                                                                                  ------------          ------------
                                                                                  $        .47          $       (.26)
                                                                                  ============          ============

Diluted earnings (loss) per share of common stock (Note 3):
   Income before cumulative effect of a change in
     accounting principle                                                         $        .46          $        .44
   Cumulative effect of a change in accounting principle                                    --                  (.69)
                                                                                  ------------          ------------
                                                                                  $        .46          $       (.25)
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

                                      GRIFFON CORPORATION AND SUBSIDIARIES
                                      ------------------------------------

                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                -----------------------------------------------
                                                  (Unaudited)

                                                                                     SIX MONTHS ENDED MARCH 31,
                                                                                     -------------------------

                                                                                     2003                 2002
                                                                                     ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                                $ 15,537,000            $ (8,721,000)
                                                                                 ------------            ------------
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization                                                  12,502,000              10,641,000
    Minority interest                                                               4,500,000               3,047,000
    Cumulative effect of a change in accounting
      principle                                                                           ---              24,118,000
    Provision for losses on accounts receivable                                       701,000               1,138,000
    Change in assets and liabilities:
      Decrease in accounts receivable and contract costs and
        recognized income not yet billed                                           23,587,000              20,700,000
      (Increase) decrease in inventories                                           (5,791,000)              1,367,000
      (Increase) decrease in prepaid expenses and other assets                     (3,378,000)              1,579,000
      Decrease in accounts payable, accrued liabilities and income taxes          (33,183,000)            (10,998,000)
      Other changes, net                                                           (1,987,000)              1,156,000
                                                                                  -----------            ------------

  Total adjustments                                                                (3,049,000)             52,748,000
                                                                                  -----------            ------------

    Net cash provided by operating activities                                      12,488,000              44,027,000
                                                                                 ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisition of property, plant and equipment                                    (22,092,000)            (12,085,000)
  Balance paid for acquired business                                              (13,112,000)                    ---
  Proceeds from divestiture                                                         3,826,000                     ---
  (Increase) decrease in equipment lease deposits and other                         2,490,000                 (92,000)
                                                                                 ------------            ------------
    Net cash used in investing activities                                         (28,888,000)            (12,177,000)
                                                                                 ------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Purchase of treasury shares                                                      (6,921,000)             (4,606,000)
  Proceeds from issuance of long-term debt                                         17,000,000               2,000,000
  Payments of long-term debt                                                      (12,336,000)            (25,942,000)
  Increase (decrease) in short-term borrowings                                      1,972,000              (1,800,000)
  Distributions to minority interests                                              (5,072,000)             (3,270,000)
  Exercise of stock options                                                            56,000               3,545,000
  Other, net                                                                        1,474,000                (521,000)
                                                                                 ------------            ------------

    Net cash used in financing activities                                          (3,827,000)            (30,594,000)
                                                                                 ------------            ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (20,227,000)              1,256,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   45,749,000              40,096,000
                                                                                 ------------            ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 25,522,000            $ 41,352,000
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


                      GRIFFON CORPORATION AND SUBSIDIARIES
                      ------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)

(1) Basis of Presentation -
    ---------------------

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003. The balance sheet at September 30, 2002 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report to shareholders for the year ended September 30, 2002.

         Effective October 1, 2001, the company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS
142). SFAS 142 addresses accounting and reporting for acquired goodwill. It eliminates the previous requirement to amortize goodwill and establishes new requirements with respect to the recognition and valuation of goodwill. With the assistance of a third-party valuation expert, the company ascertained the fair value of its reporting units as part of adopting SFAS 142 and determined that goodwill of the installation services segment was impaired pursuant to the new standard. Results for the six-month period ended March 31, 2002 include the related cumulative effect of a change in accounting principle in the amount of $24,118,000 (net of an income tax benefit of $2,457,000) to reflect the impairment.

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

   Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", permits an entity to continue to account for employee stock-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees", or adopt a fair value based method of accounting for such compensation. The company has elected to continue to account for stock-based compensation under Opinion No.
25. Accordingly, no compensation expense has been recognized in connection with options granted. Had compensation expense for options granted been determined based on the fair value at the date of grant in accordance with Statement No. 123, the company's net income and earnings per share would have been as follows:


                                                             Three Months Ended                       Six Months Ended
                                                                  March 31                                 March 31
                                                             ------------------                       ----------------

                                                            2003          2002                     2003                 2002
                                                            ----          ----                     ----                 ----


 Net income(loss), as reported                        $ 4,617,000          $ 4,815,000          $15,537,000          $(8,721,000)

 Deduct total stock-based employee compensation
 expense determined under fair value based method
 for all awards, net of related tax effects              (653,000)            (641,000)          (1,279,000)          (1,171,000)
                                                      -----------          -----------          -----------          -----------
 Pro forma net income                                 $ 3,964,000          $ 4,174,000          $14,258,000          $(9,892,000)
                                                      ===========          ===========          ===========          ===========


 Earnings per share:
    Basic - as reported                               $.14                 $.14                 $.47                 $(.26)
                                                      ====                 ====                 ====                 =====
    Basic - pro forma                                 $.12                 $.13                 $.43                 $(.30)
                                                      ====                 ====                 ====                 =====


    Diluted - as reported                             $.14                 $.14                 $.46                 $(.25)
                                                      ====                 ====                 ====                 =====
    Diluted - pro forma                               $.12                 $.12                 $.42                 $(.28)
                                                      ====                 ====                 ====                 =====


(2) Inventories -
    -----------

     Inventories, stated at the lower of cost (first-in, first-out or average) or market, are comprised of the following:


                                                                            March 31,              September 30,
                                                                              2003                     2002
                                                                          ------------            -------------

 Finished goods.........................                                  $ 46,558,000             $ 45,288,000

 Work in process........................                                    42,704,000               37,870,000

 Raw materials and supplies.............                                    20,022,000               21,634,000
                                                                           -----------             ------------

                                                                          $109,284,000             $104,792,000
                                                                          ============             ============

(3) Earnings per share (EPS) -
    ------------------------

       Basic EPS is calculated by dividing income by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock used in determining basic EPS was 32,934,000 and 33,208,000 for the three months ended March 31, 2003 and 2002, respectively, and 33,028,000 and 33,132,000 for the six months ended March 31, 2003 and 2002, respectively.

       Diluted EPS is calculated by dividing income by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with potentially dilutive securities. The weighted average number of shares of common stock used in determining diluted EPS was 34,009,000 and 35,276,000 for the three months ended March 31, 2003 and 2002, respectively and 34,025,000 and 34,924,000 for the six months ended March 31, 2003 and 2002, respectively, and reflects additional shares issuable in connection with stock option and other stock based compensation plans.

       Options to purchase approximately 1,656,425 and 1,857,650 shares of common stock were not included in the computations of diluted earnings per share for the three and six months ended March 31, 2003 because the effects would have been antidilutive.

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

         Information on the company's business segments is as follows:


                                                                                             Electronic
                                                                                             Information
                                                                            Specialty            and
                                         Garage          Installation        Plastic        Communication
                                          Doors            Services           Films            Systems            Totals
                                       ----------        ------------       ---------       --------------        ------


Revenues from
   external customers -
 Three months ended
   March 31, 2003                     $ 77,928,000       $ 66,661,000      $ 92,129,000      $ 40,612,000       $277,330,000
   March 31, 2002                       88,220,000         63,465,000        68,948,000        46,675,000        267,308,000

 Six months ended
   March 31, 2003                     $184,691,000       $138,949,000      $179,471,000      $ 76,373,000       $579,484,000
   March 31, 2002                      200,836,000        134,498,000       141,514,000        92,362,000        569,210,000

Intersegment revenues -

 Three months ended
   March 31, 2003                     $  4,958,000       $     11,000      $        ---      $        ---       $  4,969,000
   March 31, 2002                        5,082,000             55,000               ---               ---          5,137,000

 Six months ended
   March 31, 2003                     $ 11,658,000       $     43,000      $        ---      $        ---       $ 11,701,000
   March 31, 2002                       12,203,000            132,000               ---               ---         12,335,000



                                                                                             Electronic
                                                                                             Information
                                                                            Specialty            and
                                         Garage          Installation        Plastic        Communication
                                          Doors            Services           Films            Systems            Totals
                                       ----------        ------------       ---------       --------------        ------
Segment profit -

 Three months ended
   March 31, 2003                     $  2,966,000       $    528,000      $  9,156,000      $  2,894,000       $ 15,544,000
   March 31, 2002                          336,000            721,000        10,064,000         3,086,000         14,207,000

 Six Months ended
   March 31, 2003                     $ 13,883,000       $  2,207,000      $ 19,822,000      $  4,616,000       $ 40,528,000
   March 31, 2002                        9,581,000          3,105,000        19,884,000         5,526,000         38,096,000

Segment assets -
   March 31, 2003                     $129,199,000       $ 63,476,000      $172,469,000      $155,520,000       $520,664,000
   September 30, 2002                  149,844,000         67,066,000       145,458,000       159,516,000        521,884,000



         Following is a reconciliation of segment profit to amounts reported in the consolidated financial statements:


                                                       Three Months Ended March 31,              Six Months Ended March 31,
                                                       ---------------------------               -------------------------

                                                        2003                2002                   2003                2002
                                                        ----                ----                  -----                ----

Profit for all segments                             $15,544,000          $14,207,000           $40,528,000         $38,096,000
Unallocated amounts                                  (3,450,000)          (2,863,000)           (6,584,000)         (5,397,000)
Interest expense, net                                  (858,000)            (899,000)           (1,627,000)         (1,960,000)
                                                    -----------          -----------           -----------         -----------
Income before income taxes                          $11,236,000          $10,445,000           $32,317,000         $30,739,000
                                                    ===========          ===========           ===========         ===========

         Goodwill at March 31, 2003 includes $12.9 million attributable to the garage doors segment, $14.3 million to the electronic information and communication systems segment and $19.9 million to the specialty plastic films segment.

(5) Comprehensive income -
    --------------------

         Comprehensive income, which consists of net income (loss) and foreign currency translation adjustments, was $6.2 million and ($4.6) million for the three-month periods and $19.6 and $9.9 million for the six-month periods ended March 31, 2003 and 2002, respectively.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003

         Operating results (in thousands) by business segment were as follows for the three-month periods ended March 31:

                                                         Segment
                                   Net Sales         Operating Profit
                               -----------------    ------------------
                               2003         2002      2003       2002
                               ----         ----      ----       ----

Garage doors                $ 82,886     $ 93,302   $ 2,966    $   336
Installation services         66,672       63,520       528        721
Specialty plastic films       92,129       68,948     9,156     10,064
Electronic information
 and communication systems    40,612       46,675     2,894      3,086
Intersegment revenues         (4,969)      (5,137)     -          -
                            --------     --------   -------    -------
                            $277,330     $267,308   $15,544    $14,207
                            ========     ========   =======    =======

Garage Doors
------------

         Net sales of the garage door segment decreased by $10.4 million or 11.2%. The decrease was primarily due to the 2002 divestiture of Atlas, an unprofitable commercial operation ($6.4 million) and the net effect ($4.0 million) of lower unit sales attributable to inclement weather conditions partly offset by favorable pricing and product mix.

         Operating profit of the garage doors segment increased $2.6 million compared to last year. The Atlas divestiture accounted for $1.6 million of the increase. Gross margin percentage increased to approximately 31.9% in 2003 from 29.1% last year. The increased margin was due primarily to the effect of the Atlas divestiture, improved pricing and product mix, and increased manufacturing efficiencies. Selling, general and administrative expenses decreased principally due to the Atlas divestiture and as a percentage of sales was 28.4% compared to 28.7% last year.

Installation Services
---------------------

         Net sales of the installation services segment increased by $3.2 million or 5.0% compared to last year. The increase was principally due to the segment's expanded product offering and increased market share, partly offset by the effect of inclement weather conditions.

         Operating profit of the installation services segment decreased $.2 million compared to last year. Gross margin percentage decreased to 26.7% from 27.3% last year. Selling, general and administrative expenses as a percentage of sales was 26.0% compared to 26.2% last year. The decreased profitability was principally due to costs incurred by the segment to adjust inventory levels and make structural changes in certain locations which have been unprofitable.

Specialty Plastic Films
-----------------------

         Net sales of the specialty plastic films segment increased $23.2 million or 33.6% compared to the prior year. Higher unit volume and product mix ($10 million), the effect of a weaker U.S. dollar on translated foreign sales ($8 million), the addition of the Brazilian operation in the latter half of fiscal 2002 ($3 million) and selling price adjustments to pass through raw material (resin) cost increases to customers ($2 million), were the principal reasons for the increase.

         Operating profit of the specialty plastic films segment decreased $.9 million compared to last year. Gross margin percentage decreased to 22.0% from 27.3% last year. The lower margin percentage principally reflects the excess ($3.5 million) of raw material cost increases over related selling price adjustments. In addition to the effect of resin, segment operating profit was also affected by costs associated with manufacturing facility expansion for current and new products, and by the positive effect of increased volume and product mix, and exchange rate differences. Selling, general and administrative expenses as a percentage of sales was 12.2% compared to 12.4% last year.

Electronic Information and Communication Systems
------------------------------------------------

         Net sales of the electronic information and communication systems segment decreased $6.1 million or 13.0% compared to last year. The decrease was primarily due to delays in anticipated awards of new orders.

         Operating profit of the electronic information and communication systems segment decreased $.2 million. The decrease is principally attributable to the sales decrease and higher research and development expenditures. Gross margin percentage increased to 27.2% from 24.2% last year due primarily to manufacturing efficiencies and lower margins last year in connection with certain development phase programs. Selling, general and administrative expenses as a percentage of sales was 20.9% compared to 17.8% due to the sales decrease.


SIX MONTHS ENDED MARCH 31, 2003

         Operating results (in thousands) by business segment were as follows for the six-month periods ended March 31:

                                   Net Sales         Operating Profit
                               -----------------    ------------------
                              2003         2002      2003       2002
                              ----         ----      ----       ----

Garage doors                $196,349     $213,039   $13,883    $ 9,581
Installation services        138,992      134,630     2,207      3,105
Specialty plastic films      179,471      141,514    19,822     19,884
Electronic information
 and communication systems    76,373       92,362     4,616      5,526
Intersegment revenues        (11,701)     (12,335)     -          -
                            --------     --------   -------    -------
                            $579,484     $569,210   $40,528    $38,096
                            ========     ========   =======    =======

Garage Doors
------------

         Net sales of the garage doors segment decreased by $16.7 million or 7.8% compared to last year. The decrease was principally due to the Atlas divestiture ($11.6 million) and the net effect ($5.1 million) of lower unit volumes attributable to inclement weather partly offset by favorable pricing and product mix.

         Operating profit of the garage doors segment increased approximately $4.3 million compared to last year. The Atlas divestiture accounted for $2.3 million of the increase. Gross margin percentage increased to 32.3% in 2002 from 29.9% last year. The increased margin was due primarily to the Atlas divestiture, improved pricing and product mix, and manufacturing efficiencies. Selling, general and administrative expenses as a percentage of sales was 25.2% compared to 25.4% last year.

Installation Services
---------------------

        Net sales of the installation services segment increased by $4.4 million or 3.2% compared to last year. The increase was principally due to the segment's expanded product offering and increased market share, partly offset by the effect of winter weather conditions.

        Operating profit of the installation services segment decreased $.9 million compared to last year. Gross margin percentage was 27.0% compared to 27.5% last year. Selling, general and administrative expenses as a percentage of sales was 25.5% compared to 25.2% last year. The decreased profitability was principally due to a lag in adjusting labor levels as sales softened at the end of the first quarter, and costs to adjust inventory levels and make structural changes in certain locations which have been unprofitable.

Specialty Plastic Films
-----------------------

        Net sales of the specialty plastic films segment increased $38.0 million or 26.8% compared to the prior year. Increased unit volume and product mix ($16 million), the effect of a weaker U.S. dollar on translated foreign sales ($13 million), the addition of the Brazilian operation ($6 million) and selling price adjustments to pass raw material cost increases to customers ($3 million) were the principal reasons for the increase.

        Operating profit of the specialty plastic films segment was approximately the same as last year. Gross margin percentage decreased to 23.1% from 25.9% last year. The lower margin percentage was principally due to the excess ($4.4 million) of raw material cost increases over related selling price adjustments. In addition to the effect of resin, segment operating profit was also affected by costs associated with manufacturing facility expansion for current and new products, and by the positive effect of increased volume and product mix, and exchange rate differences. Selling, general and administrative expenses as a percentage of sales was 12.2% compared to 11.7% last year. The increase was due to higher freight and administrative costs associated with the segment's European operation.

Electronic Information and Communication Systems
------------------------------------------------

        Net sales of the electronic information and communication systems segment decreased $16.0 million or 17.3% compared to last year. The decrease was primarily due to delays in anticipated awards of new orders.

        Operating profit of the electronic information and communication systems segment decreased $.9 million compared to last year. The decrease is principally attributable to the sales decrease and increased research and development expenditures. Gross margin percentage increased to 26.3% from 22.6% last year due primarily to manufacturing efficiencies and lower margins last year in connection with certain development phase programs. Selling, general and administrative expenses as a percentage of sales was 21.1% compared to 16.9% last year due to the sales decrease.

Net Interest Expense
--------------------

        Net interest expense decreased by $.3 million compared to last year due to the effect of debt repayments and lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flow generated by operations for the six months ended March 31, 2003 was $12.5 million compared to $44.0 million last year and working capital was $196.9 million at March 31, 2003. Operating cash flows decreased compared to last year due primarily to changes in operating assets and current liabilities.

         During the six months ended March 31, 2003, the company paid $13.1 million for the balance of the Brazilian operation's purchase price which was funded by bank borrowings. The company also had capital expenditures of approximately $22.1 million, principally by the specialty plastic films segment made in connection with increasing production capacity and for capital programs to support new opportunities with its major customers.

         Financing cash flows principally consisted of net bank borrowings of approximately $6.6 million, treasury stock purchases of $6.9 million and distributions to minority shareholders of $5.1 million. Additional purchases of the company's Common Stock under its stock buyback program will be made, depending upon market conditions, at prices deemed appropriate by management. At March 31, 2003, future minimum payments under noncancellable operating leases and payments to be made for notes payable and maturities of long-term debt over the next five years are as follows (000's omitted):

                           Operating          Debt
         Year               Leases         Repayments          Total
         ----              ---------       ----------          -----
         2004              $21,200          $ 6,300           $27,500
         2005               15,700            9,300            25,000
         2006               10,300            2,900            13,200
         2007                7,400            9,600            17,000
         2008                3,500           58,800            62,300

         The $58.8 million of debt repayments reflected as payable in 2008 is primarily due to the scheduled expiration of the company's revolving credit agreement. The company anticipates that all or a substantial portion of that amount will be refinanced. Anticipated cash flows from operations, together with existing cash, bank lines of credit and lease line availability, should be adequate to finance presently anticipated working capital and capital expenditure requirements and to repay debt as it matures.

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

         The company recognizes revenues for most of its operations when title and the risks of ownership pass to its customers. Provisions for estimated losses resulting from the inability of our customers to remit payments are recorded in the company's consolidated financial statements. Judgement is required to estimate the ultimate realization of receivables.

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



Date:  May 9, 2003

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


Date: May 9, 2003

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


Date: May 9, 2003

                                          By/s/Robert Balemian
                                          --------------------
                                          Robert Balemian
                                          President and Chief Financial Officer
                                          (principal financial officer)