Form 10-Q
period 2003-06-30
GRIFFON CORP
filed 2003-08-12
CIK 50725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2003

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
                                                X  Yes                 No
                                              ----               -----

     Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                                X   Yes                No
                                              -----              -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 29,555,698 shares of Common Stock as of July 31, 2003.

                                    FORM 10-Q

                                    CONTENTS
                                                                            PAGE

    PART I - FINANCIAL INFORMATION (Unaudited)
             ---------------------

             Condensed Consolidated Balance Sheets at June 30, 2003
             and September 30, 2002............................................1

             Condensed Consolidated Statements of Operations for the Three
             Months and Nine Months ended June 30, 2003 and 2002...............3

             Condensed Consolidated Statements of Cash Flows for the
             Nine Months ended June 30, 2003 and 2002 .........................5

             Notes to Condensed Consolidated Financial Statements..............6

             Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................11

             Quantitative and Qualitative Disclosure about Market Risk........16

             Controls & Procedures............................................16

   PART II - OTHER INFORMATION
             -----------------

             Item 1: Legal Proceedings .......................................17

             Item 2: Changes in Securities ...................................17

             Item 3: Defaults upon Senior Securities .........................17

             Item 4: Submission of Matters to a Vote of Security Holders......17

             Item 5: Other Information .......................................17

             Item 6: Exhibits and Reports on Form 8-K ........................17

             Signature .......................................................18

                      GRIFFON CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   June 30,        September 30,
                                                    2003               2002
                                                 ----------          --------
                                                 (Unaudited)         (Note 1)
   ASSETS
   ------

    CURRENT ASSETS:

      Cash and cash equivalents                  $ 30,625,000      $ 45,749,000

      Accounts receivable, less allowance for
        doubtful accounts                         152,558,000       147,890,000

      Contract costs and recognized income not
        yet billed                                 40,335,000        58,440,000

      Inventories (Note 2)                        111,009,000       104,792,000

      Prepaid expenses and other current assets    38,122,000        25,470,000
                                                 ------------      ------------

         Total current assets                     372,649,000       382,341,000
                                                 ------------      ------------

    PROPERTY, PLANT AND EQUIPMENT
      at cost, less accumulated depreciation
      and amortization of $142,679,000 at
      June 30, 2003 and $126,560,000 at
      September 30, 2002                          171,068,000       148,253,000
                                                 ------------      ------------

    OTHER ASSETS:
      Costs in excess of fair value of net
        assets of businesses acquired (Note 1)     49,312,000        44,978,000
      Other                                        14,106,000        12,122,000
                                                 ------------      ------------

                                                   63,418,000        57,100,000
                                                 ------------       -----------

                                                 $607,135,000      $587,694,000
                                                 ============      ============

               See notes to condensed consolidated financial statements.

                      GRIFFON CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       June 30,    September 30,
                                                         2003          2002
                                                      -----------  ------------
                                                     (Unaudited)     (Note 1)

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
  CURRENT LIABILITIES:

    Accounts and notes payable                       $ 65,309,000   $ 65,832,000
    Other current liabilities                         105,442,000    123,315,000
                                                     ------------   ------------
       Total current liabilities                      170,751,000    189,147,000
                                                     ------------   ------------

  LONG-TERM DEBT (Note 7)                              78,257,000     74,640,000
                                                     ------------   ------------

  MINORITY INTEREST AND OTHER                          36,410,000     30,938,000
                                                     ------------   ------------

  SHAREHOLDERS' EQUITY:
    Preferred stock, par value $.25 per
      share, authorized 3,000,000 shares,
      no shares issued                                   ---            ---
    Common stock, par value $.25 per
      share, authorized 85,000,000
      shares, issued 36,528,767 shares at
      June 30, 2003 and 36,337,192 shares at
      September 30, 2002; 3,919,335 and 3,266,983
      shares in treasury at June 30, 2003 and
      September 30, 2002, respectively (Note 7)         9,132,000      9,084,000

    Other shareholders' equity                        312,585,000    283,885,000
                                                     ------------   ------------

       Total shareholders' equity                     321,717,000    292,969,000
                                                     ------------   ------------

                                                     $607,135,000   $587,694,000
                                                     ============   ============

            See notes to condensed consolidated financial statements.

                      GRIFFON CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                    THREE MONTHS ENDED JUNE 30,
                                                    --------------------------
                                                         2003          2002
                                                         ----          ----

Net sales                                          $312,547,000    $297,335,000

Cost of sales                                       225,095,000     212,227,000
                                                   ------------    ------------
   Gross profit                                      87,452,000      85,108,000

Selling, general and administrative expenses         67,940,000      68,189,000
                                                   ------------    ------------
   Income from operations                            19,512,000      16,919,000
                                                   ------------    ------------

Other income (expense):
   Interest expense                                    (952,000)     (1,185,000)
   Interest income                                      120,000         311,000
   Other, net                                           503,000       1,063,000
                                                   ------------    ------------
                                                       (329,000)        189,000
                                                   ------------    ------------
   Income before income taxes                        19,183,000      17,108,000

Provision for income taxes (Note 6)                   5,601,000       3,920,000
                                                   ------------    ------------
   Income before minority interest                   13,582,000      13,188,000

Minority interest                                    (2,260,000)     (1,751,000)
                                                   ------------    ------------
   Net income                                      $ 11,322,000    $ 11,437,000
                                                   ============    ============

Basic earnings per share of common stock (Note 3)  $        .34    $        .34
                                                   ============    ============

Diluted earnings per share of common stock (Note 3)$        .33    $        .32
                                                   ============    ============


              See notes to condensed consolidated financial statements.

                      GRIFFON CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                NINE MONTHS ENDED JUNE 30,
                                                                --------------------------
                                                                     2003           2002
                                                                     ----           ----

Net sales                                                       $892,031,000    $866,545,000
Cost of sales                                                    641,737,000     622,822,000
                                                                ------------    ------------
   Gross profit                                                  250,294,000     243,723,000

Selling, general and administrative expenses                     197,131,000     193,849,000
                                                                ------------    ------------
   Income from operations                                         53,163,000      49,874,000
                                                                ------------    ------------

Other income (expense):
   Interest expense                                               (3,044,000)     (3,723,000)
   Interest income                                                   585,000         889,000
   Other, net                                                        796,000         807,000
                                                                ------------    ------------
                                                                  (1,663,000)     (2,027,000)
                                                                ------------    ------------
   Income before income taxes                                     51,500,000      47,847,000

Provision for income taxes (Note 6)                               17,881,000      16,215,000
                                                                ------------    ------------

   Income before minority interest and cumulative
     effect of a change in accounting principle                   33,619,000      31,632,000

Minority interest                                                 (6,760,000)     (4,798,000)
                                                                ------------    ------------

   Income before cumulative effect of a change in
     accounting principle                                         26,859,000      26,834,000

Cumulative effect of a change in accounting
   principle, net of income taxes of $2,457,000 (Note 1)              ---        (24,118,000)
                                                                ------------    ------------

   Net income                                                   $ 26,859,000    $  2,716,000
                                                                ============    ============

Basic earnings per share of common stock (Note 3):
   Income before cumulative effect of a change in
     accounting principle                                       $        .81    $        .81
   Cumulative effect of a change in accounting principle                  --            (.73)
                                                                ------------    ------------
                                                                $        .81    $        .08
                                                                ============    ============

Diluted earnings per share of common stock (Note 3):
   Income before cumulative effect of a change in
     accounting principle                                       $        .79    $        .76
   Cumulative effect of a change in accounting principle                  --            (.68)
                                                                ------------    ------------
                                                                $        .79    $        .08
                                                                ============    ============


             See notes to condensed consolidated financial statements.


                      GRIFFON CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                  NINE MONTHS ENDED JUNE 30,
                                                                  -------------------------
                                                                    2003            2002
                                                                    ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                      $26,859,000      $ 2,716,000
                                                                -----------      -----------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                19,219,000       16,510,000
    Gain on sale of real estate                                      ---          (1,974,000)
    Minority interest                                             6,760,000        4,798,000
    Cumulative effect of a change in accounting
      principle                                                      ---          24,118,000
    Provision for losses on accounts receivable                     895,000        1,996,000
    Change in assets and liabilities:
      Decrease in accounts receivable and contract
        costs and recognized income not yet billed               15,699,000       15,132,000
      Increase in inventories                                    (6,947,000)      (3,913,000)
      (Increase) decrease in prepaid expenses and
        other assets                                             (2,576,000)         502,000
      Decrease in accounts payable, accrued
        liabilities and income taxes                            (18,096,000)      (3,652,000)
      Other changes, net                                           (992,000)       3,092,000
                                                                -----------      -----------

  Total adjustments                                              13,962,000       56,609,000
                                                                -----------      -----------

    Net cash provided by operating activities                    40,821,000       59,325,000
                                                                -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisition of property, plant and equipment                  (35,176,000)     (18,681,000)
  Acquired business                                             (13,112,000)      (4,598,000)
  Proceeds from divestiture                                       3,826,000         ---
  Proceeds from sale of real estate                                    ---         2,638,000
  Increase in equipment lease deposits                           (3,769,000)        (434,000)
                                                                 -----------      ----------

    Net cash used in investing activities                       (48,231,000)     (21,075,000)
                                                                -----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Purchase of treasury shares                                    (7,334,000)     (10,142,000)
  Proceeds from issuance of long-term debt                       24,944,000        4,000,000
  Payments of long-term debt                                    (23,109,000)     (31,633,000)
  Increase (decrease) in short-term borrowings                    1,072,000       (1,271,000)
  Distributions to minority interests                            (5,907,000)      (5,501,000)
  Exercise of stock options                                         518,000        6,695,000
                                                                -----------       ----------
    Net cash used in financing activities                        (9,816,000)     (37,852,000)
                                                                -----------       ----------

Effect of exchange rate changes on cash and cash equivalents      2,102,000        1,282,000
                                                                -----------       ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (15,124,000)       1,680,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 45,749,000       40,096,000
                                                                -----------       ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $30,625,000      $41,776,000
                                                                ===========      ===========

            See notes to condensed consolidated financial statements.

                                       5

                      GRIFFON CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) Basis of Presentation -
    ---------------------

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003. The balance sheet at September 30, 2002 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report to shareholders for the year ended September 30, 2002.

         Effective October 1, 2001, the company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS
142). SFAS 142 addresses accounting and reporting for acquired goodwill. It eliminates the previous requirement to amortize goodwill and establishes new requirements with respect to the recognition and valuation of goodwill. With the assistance of a third-party valuation expert, the company ascertained the fair value of its reporting units as part of adopting SFAS 142 and determined that goodwill of the installation services segment was impaired pursuant to the new standard. Results for the nine-month period ended June 30, 2002 include the related cumulative effect of a change in accounting principle in the amount of $24,118,000 (net of an income tax benefit of $2,457,000) to reflect the impairment.

         Recent accounting pronouncements:

         The Financial Accounting Standards Board has issued Interpretations Nos. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees including Indirect Guarantees of Indebtedness of Others" and 46, "Consolidation of Variable Interest Entities," and also issued Statements of Financial Accounting Standards Nos. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" and 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity".

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

         Interpretation No. 46 addresses consolidation of variable interest entities and related disclosure. The interpretation requires that a variable interest entity be consolidated by the holder of the interest that will receive the majority of the entity's expected losses, receive a majority of its expected residual returns, or both.
                                       6

        Statement 149 amends and clarifies accounting standards for derivatives. Statement 150 establishes standards that require certain financial instruments with the characteristics of both liabilities and equity to be classified as liabilities.

        The company does not anticipate that these pronouncements will have a material effect on its results of operations or financial condition.

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

                                                                     Three Months Ended         Nine Months Ended
                                                                          June 30,                  June 30,
                                                                     ------------------         -----------------
                                                                     2003         2002          2003         2002
                                                                     ----         ----          ----         ----

Net income, as reported                                         $11,322,000   $11,437,000   $26,859,000   $ 2,716,000

 Deduct total stock-based
   employee compensation expense
   determined  under fair value
   based method for all awards,
   net of related tax effects                                      (687,000)     (729,000)   (1,953,000)   (1,891,000)
                                                                -----------    ----------    ----------    ----------

Pro forma net income                                            $10,635,000   $10,708,000   $24,906,000   $   825,000
                                                                ===========   ===========   ===========   ===========


 Earnings per share:
    Basic - as reported                                          $.34           $.34         $.81          $.08
                                                                 ====           ====         ====          ====
    Basic - pro forma                                            $.32           $.32         $.76          $.03
                                                                 ====           ====         ====          ====


Diluted - as reported                                            $.33           $.32         $.79          $.08
                                                                 ====           ====         ====          ====
Diluted - pro forma                                              $.31           $.30         $.73          $.02
                                                                 ====           ====         ====          ====


(2) Inventories -
    -----------

      Inventories, stated at the lower of cost (first-in, first-out or average) or market, are comprised of the following:


                                                 June 30,      September 30,
                                                   2003            2002
                                                -----------    ------------

 Finished goods.........................       $ 48,945,000    $ 45,288,000

 Work in process........................         44,073,000      37,870,000

 Raw materials and supplies.............         17,991,000      21,634,000
                                               ------------    ------------

                                               $111,009,000    $104,792,000
                                               ============    ============

(3) Earnings per share (EPS) -
    ------------------------

         Basic EPS is calculated by dividing income by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock used in determining basic EPS was 32,828,000 and 33,428,000 for the three months ended June 30, 2003 and 2002, respectively, and 32,961,000 and 33,231,000 for the nine months ended June 30, 2003 and 2002, respectively.

         Diluted EPS is calculated by dividing income by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with potentially dilutive securities. The weighted average number of shares of common stock used in determining diluted EPS was 34,163,000 and 35,514,000 for the three months ended June 30, 2003 and 2002, respectively, and 34,071,000 and 35,121,000 for the nine months ended June 30, 2003 and 2002, respectively, and reflects additional shares issuable in connection with stock option and other stock based compensation plans.

         Options to purchase approximately 373,500 and 1,362,933 shares of common stock were not included in the computations of diluted earnings per share for the three and nine months ended June 30, 2003 because the effects would have been antidilutive.

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

         Information on the company's business segments is as follows:


                                                                                               Electronic
                                                                                              Information
                                                                             Specialty            and
                                         Garage          Installation         Plastic        Communication
                                          Doors            Services            Films            Systems            Totals
                                         ------          ------------        ---------       -------------         ------
Revenues from
   external customers -

Three months ended
   June 30, 2003                      $100,307,000       $ 71,689,000      $ 98,050,000      $ 42,501,000       $312,547,000
   June 30, 2002                       103,902,000         70,596,000        74,830,000        48,007,000        297,335,000

 Nine months ended
   June 30, 2003                      $284,998,000       $210,638,000      $277,521,000      $118,874,000       $892,031,000
   June 30, 2002                       304,738,000        205,094,000       216,344,000       140,369,000        866,545,000

Intersegment revenues -

 Three months ended
   June 30, 2003                      $  5,987,000       $     10,000      $        ---      $        ---       $  5,997,000
   June 30, 2002                         6,307,000             50,000               ---               ---          6,357,000

 Nine months ended
   June 30, 2003                      $ 17,645,000       $     53,000      $        ---      $        ---       $ 17,698,000
   June 30, 2002                        18,510,000            182,000               ---               ---         18,692,000





                                                                                               Electronic
                                                                                               Information
                                                                             Specialty             and
                                         Garage          Installation         Plastic         Communication
                                          Doors            Services            Films             Systems             Totals
                                         ------          ------------        ---------        -------------          ------
Segment profit -

 Three months ended
   June 30, 2003                      $  9,036,000       $  1,993,000      $  9,643,000       $  1,847,000        $ 22,519,000
   June 30, 2002                         6,420,000          2,181,000         8,722,000          3,433,000          20,756,000

 Nine Months ended
   June 30, 2003                      $ 22,919,000       $  4,200,000      $ 29,465,000       $  6,463,000        $ 63,047,000
   June 30, 2002                        16,001,000          5,286,000        28,606,000          8,959,000          58,852,000

Segment assets -
   June 30, 2003                      $143,658,000       $ 62,993,000      $191,732,000       $150,949,000        $549,332,000
   September 30, 2002                  149,844,000         67,066,000       145,458,000        159,516,000         521,884,000


         Following is a reconciliation of segment profit to amounts reported in the consolidated financial statements:


                                                      Three Months Ended June 30,              Nine Months Ended June 30,
                                                      ---------------------------              --------------------------

                                                        2003                 2002                  2003              2002
                                                        ----                 ----                  ----              ----
Profit for all segments                             $22,519,000          $20,756,000          $63,047,000        $58,852,000
Unallocated amounts                                  (2,503,000)          (2,774,000)          (9,087,000)        (8,171,000)
Interest expense, net                                  (833,000)            (874,000)          (2,460,000)        (2,834,000)
                                                    -----------          -----------           ----------        -----------

Income before income taxes                          $19,183,000          $17,108,000          $51,500,000        $47,847,000
                                                    ===========          ===========          ===========        ===========

         Goodwill at June 30, 2003 includes $12.9 million attributable to the garage doors segment, $14.3 million to the electronic information and communication systems segment and $22.1 million to the specialty plastic films segment.

(5) Comprehensive income -
    --------------------

         Comprehensive income, which consists of net income, minimum pension liability adjustments and foreign currency translation adjustments, was $15.3 million and $13.0 million for the three-month periods and $34.9 and $3.1 million for the nine-month periods ended June 30, 2003 and 2002, respectively.

(6) Income taxes -
    ------------

         The provision for income taxes for the three and nine month periods ended June 30, 2003 and 2002 includes $1.7 million in 2003 and $2.0 million in 2002 of tax benefits. These benefits reflect the resolution, in connection with completed examinations of prior year tax returns by Federal and local authorities and otherwise, of certain previously recorded tax liabilities and, in 2003, the finalization of income taxes on foreign earnings and remittances.

(7) Subsequent events -
    -----------------

         In July 2003, the company completed the sale of $130 million (including $5 million related to an over-allotment option) of 4% contingent convertible subordinated notes due 2023 (the "Notes"). Holders may convert the Notes into shares of the company's common stock at an initial conversion price of $24.13 per share under certain circumstances, including when the market price of the company's common stock is more than 120% of the conversion price.

         The company may redeem the Notes on or after July 26, 2010, for cash, at their principal amount plus accrued interest. Holders of the Notes may require the company to repurchase all or a portion of their Notes on July 18, 2010, 2013 and 2018, and upon a change in control.

         Approximately $50 million of the net proceeds from the sale of the Notes was used to repurchase 3,067,484 shares of common stock concurrently with the sale of the Notes. Approximately $49 million of the net proceeds was used to repay revolving credit debt with the remainder to be used for general corporate purposes.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003

         Operating results (in thousands) by business segment were as follows for the three-month periods ended June 30:
                                                                    Segment
                                              Net Sales         Operating Profit
                                        -------------------     ----------------
                                           2003       2002      2003       2002
                                           ----       ----      ----       ----

Garage doors                            $106,294   $110,209   $ 9,036    $ 6,420
Installation services                     71,699     70,646     1,993      2,181
Specialty plastic films                   98,050     74,830     9,643      8,722
Electronic information
 and communication systems                42,501     48,007     1,847      3,433
Intersegment revenues                     (5,997)    (6,357)     -          -
                                         -------    -------   -------    -------
                                        $312,547   $297,335   $22,519    $20,756
                                        ========   ========   =======    =======

Garage Doors
------------

         Net sales of the garage door segment decreased by $3.9 million or 3.6%. The decrease was due to the 2002 divestiture of Atlas, an unprofitable commercial operation ($7.6 million), partly offset by the net effect ($3.7 million) of higher unit sales, and favorable pricing and product mix.

         Operating profit of the garage doors segment increased $2.6 million compared to last year. The Atlas divestiture accounted for $.8 million of the increase. Gross margin percentage increased to approximately 32.7% in 2003 from 31.6% last year, principally due to the Atlas divestiture and increased manufacturing efficiencies. Selling, general and administrative expenses decreased principally due to the Atlas divestiture and as a percentage of sales was 24.3% compared to 25.8% last year. The increased profitability was due primarily to the Atlas divestiture and the positive effect of expense control programs.

Installation Services
---------------------

         Net sales of the installation services segment increased by $1.1 million or 1.5% compared to last year. The increase was principally due to the segment's expanded product offering and increased market share.

         Operating profit of the installation services segment decreased $.2 million compared to last year. Gross margin percentage decreased to 27.1% from 27.6% last year. Selling, general and administrative expenses were essentially the same as in the prior year and as a percentage of sales was 24.4% compared to 24.6% last year. The decreased profitability was principally due to competitive pricing pressure.

Specialty Plastic Films
-----------------------

         Net sales of the specialty plastic films segment increased $23.2 million or 31.0% compared to the prior year. The net effect of higher unit volume and product mix ($6 million), the effect of a weaker U.S. dollar on translated foreign sales ($9 million), the addition of the Brazilian operation in the latter half of fiscal 2002 ($4 million) and selling price adjustments to pass through raw material (resin) cost increases to customers ($4 million), were the principal reasons for the increase.

         Operating profit of the specialty plastic films segment increased $.9 million compared to last year. Gross margin percentage decreased to 22.3% from 24.6% last year, principally due to the effect of selling price adjustments and costs associated with manufacturing facility expansion for current and new products, partly offset by the net positive effect of increased volume and product mix. Selling, general and administrative expenses increased due to product development costs and the Brazil acquisition, but as a percentage of sales declined to 12.6% from 13.8% last year, due primarily to the increased sales.

Electronic Information and Communication Systems
------------------------------------------------

         Net sales of the electronic information and communication systems segment decreased $5.5 million or 11.5% compared to last year. The decrease was primarily due to lower than anticipated awards of new orders.

         Operating profit of the electronic information and communication systems segment decreased $1.6 million due to the sales decrease. Gross margin percentage increased to 26.3% from 25.2% last year due primarily to manufacturing efficiencies and operational improvement in certain ongoing production programs. Selling, general and administrative expenses as a percentage of sales was 22.2% compared to 18.4% principally due to the sales decrease and to higher bid and proposal and research and development costs.

Income Tax Expense
------------------

The provision for income taxes for the three-month periods ended June 30, 2003 and 2002 includes $1.7 million in 2003 and $2.0 million in 2002 of tax benefits. These benefits reflect the resolution, principally in connection with completed examinations of prior year tax returns by Federal and local authorities and otherwise, of certain previously recorded tax liabilities and, in 2003, the finalization of income taxes on foreign earnings and remittances.


NINE MONTHS ENDED JUNE 30, 2003

         Operating results (in thousands) by business segment were as follows for the nine-month periods ended June 30:

                                                            Segment
                                   Net Sales           Operating Profit
                            ---------------------     -------------------
                              2003         2002         2003        2002
                              ----         ----         ----        ----

Garage doors                $302,643     $323,248     $22,919     $16,001
Installation services        210,691      205,276       4,200       5,286
Specialty plastic films      277,521      216,344      29,465      28,606
Electronic information
 and communication systems   118,874      140,369       6,463       8,959
Intersegment revenues        (17,698)     (18,692)       -            -
                            --------     --------     -------     -------
                            $892,031     $866,545     $63,047     $58,852
                            ========     ========     =======     =======

Garage Doors
------------

         Net sales of the garage doors segment decreased by $20.6 million or 6.4% compared to last year. The decrease was principally due to the Atlas divestiture ($19.2 million) and the net effect ($1.4 million) of lower unit volumes attributable to inclement weather in the first half of the year, partly offset by favorable pricing and product mix.

         Operating profit of the garage doors segment increased approximately $6.9 million compared to last year. The Atlas divestiture accounted for $3.1 million of the increase. Gross margin percentage increased to 32.4% in 2003 from 30.5% last year. The increased margin was due primarily to the Atlas divestiture, increased manufacturing efficiencies and improved pricing and product mix. Selling, general and administrative expenses as a percentage of sales was 24.9% compared to 25.5% last year.

Installation Services
---------------------

         Net sales of the installation services segment increased by $5.4 million or 2.6% compared to last year. The increase was principally due to the segment's expanded product offering and increased market share.

         Operating profit of the installation services segment decreased $1.1 million compared to last year. Gross margin percentage was 27.0% compared to 27.5% last year. Selling, general and administrative expenses as a percentage of sales was 25.1% compared to 25.0% last year. The decreased profitability was principally due to costs to adjust inventory levels and make structural changes in certain locations which have been unprofitable and competitive pricing pressure.

Specialty Plastic Films
-----------------------

         Net sales of the specialty plastic films segment increased $61.2 million or 28.3% compared to the prior year. The net effect of increased unit volume and product mix ($22 million), the effect of a weaker U.S. dollar on translated foreign sales ($22 million), the addition of the Brazilian operation ($10 million) and selling price adjustments to pass raw material cost increases to customers ($7 million) were the principal reasons for the increase.

         Operating profit of the specialty plastic films segment increased $.9 million or 3.0% compared to the prior year. Gross margin percentage decreased to 22.8% from 25.5% last year. The lower margin percentage was principally due to the excess ($5 million) of raw material (resin) cost increases over related selling price adjustments. In addition to the effect of resin, segment operating profit was also affected by costs associated with manufacturing facility expansion for current and new products, and by the net positive effect of increased volume and product mix, and exchange rate differences. Selling, general and administrative expenses increased due to product development expenditures and higher freight and administrative costs associated with the segment's European operation, but as percentage of sales was essentially unchanged at 12.3% compared to 12.4% last year.

Electronic Information and Communication Systems
------------------------------------------------

         Net sales of the electronic information and communication systems segment decreased $21.5 million or 15.3% compared to last year. The decrease was primarily due to lower than anticipated awards of new orders.

         Operating profit of the electronic information and communication systems segment decreased $2.5 million compared to last year. The decrease is principally attributable to the sales decrease and increased research and development expenditures. Gross margin percentage increased to 26.3% from 23.5% last year due primarily to manufacturing efficiencies and lower margins last year in connection with certain development phase programs. Selling, general and administrative expenses were substantially the same as in the prior year, but as a percentage of sales increased to 21.4% from 17.4% last year principally due to the sales decrease.

Net Interest Expense
--------------------

         Net interest expense decreased by $.4 million compared to last year due to the effect of debt repayments and lower interest rates, but will increase in the fourth fiscal quarter and subsequent periods due to the sale in July 2003 of $130 million of 4% contingent convertible subordinated notes. See "Liquidity and Capital Resources."

Income Tax Expense
------------------

     The provision for income taxes for the nine month periods ended June 30, 2003 and 2002 includes $1.7 million in 2003 and $2.0 million in 2002 of tax benefits. These benefits reflect the resolution, principally in connection with completed examinations of prior year tax returns by Federal and local authorities and otherwise, of certain previously recorded tax liabilities and, in 2003, the finalization of income taxes on foreign earning and remittances.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flow generated by operations for the nine months ended June 30, 2003 was $40.8 million compared to $59.3 million last year and working capital was $201.9 million at June 30, 2003. Operating cash flows decreased compared to last year due primarily to changes in operating assets and current liabilities.

         During the nine months ended June 30, 2003, the company paid $13.1 million for the balance of the Brazilian operation's purchase price. The company also had capital expenditures of approximately $35.2 million, principally by the specialty plastic films segment made in connection with increasing production capacity and for capital programs to support new opportunities with its major customers.

         Financing cash flows principally consisted of net bank borrowings of approximately $2.9 million, treasury stock purchases of $7.3 million and distributions to minority shareholders of $5.9 million.

         In July 2003, the company completed the sale of $130 million (including $5 million related to an over-allotment option) of 4% contingent convertible subordinated notes due 2023 (the "Notes"). Holders may convert the Notes into shares of the company's common stock at an initial conversion price of $24.13 per share under certain circumstances, including when the market price of the company's common stock is more than 120% of the conversion price.

         The company may redeem the Notes on or after July 26, 2010, for cash, at their principal amount plus accrued interest. Holders of the Notes may require the company to repurchase all or a portion of their Notes on July 18, 2010, 2013 and 2018, and upon a change in control.

         Approximately $50 million of the net proceeds from the sale of the Notes was used to repurchase 3,067,484 shares of common stock concurrently with the sale of the Notes. Approximately $49 million of the net proceeds was used to repay revolving credit debt with the remainder to be used for general corporate purposes. Additional purchases of the company's common stock under its stock buyback program will be made, depending upon market conditions, at prices deemed appropriate by management.

         At June 30, 2003, future minimum payments under noncancellable operating leases and payments to be made for notes payable and maturities of long-term debt over the next five years, adjusted to reflect the sale of the Notes described above, are as follows (000's omitted):

                           Operating          Debt
         Year               Leases          Repayments         Total
         ----              ---------        ----------         -----
         2004              $22,700          $ 6,400           $29,100
         2005               16,900           15,500            32,400
         2006               11,100            2,800            13,900
         2007                7,600            9,300            16,900
         2008                4,000            1,600             5,600

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

CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), the company's disclosure controls and procedures were evaluated as of the end of the period covered by this report. Based on that evaluation, the company's CEO and CFO concluded that the company's disclosure controls and procedures were effective.

         During the period covered by this report there were no significant changes in the company's internal control over financial reporting which are reasonably likely to adversely affect the company's ability to record, process, summarize and report financial information.

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

                         None

Item 5                   Other Information
                         -----------------

                         None

Item 6                   Exhibits and Reports on Form 8-K
                         --------------------------------

   (a) Exhibit 10.1 - Amendment to Employment Agreement between Griffon and Harvey R. Blau dated August 8, 2003.

                         Exhibit 10.2 - Amendment to Employment Agreement between Griffon and Robert Balemian dated August 8, 2003.

                         Exhibit 31.1 - Certification pursuant to Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                         Exhibit 31.2 - Certification pursuant to Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                         Exhibit 32 - Certifications pursuant to 18 U.S.C.
                         Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b) Current Report on Form 8-K dated April 30, 2003 covering information reported under Item 9 but furnished pursuant to Item 12 in accordance with SEC Release 33-8216.

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





Date:  August 8, 2003