Form 10-K
period 2003-09-30
GRIFFON CORP
filed 2003-12-24
CIK 50725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No. 1-6620

GRIFFON CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	11-1893410
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Jericho Quadrangle, Jericho, New York	11753
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:	(516) 938-5544

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.25 par value	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether this registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒  No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant.  The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.  As of December 15, 2003 - approximately $557,000,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of December 15, 2003 - 29,602,208.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III - (Items 10, 11, 12, 13 and 14).  Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

PART I

ITEM 1 - BUSINESS

The Company

Griffon is a diversified manufacturing company with operations in four business segments: Garage Doors; Installation Services; Specialty Plastic Films; and Electronic Information and Communication Systems.  The company’s Garage Doors segment designs, manufactures and sells garage doors for use in the residential housing and commercial building markets.  The Installation Services segment sells, installs and services garage doors, garage door openers, manufactured fireplaces, floor coverings, cabinetry and a range of related building products primarily for the new residential housing market.  The company’s Specialty Plastic Films segment develops, produces and sells plastic films and film laminates for use in infant diapers, adult incontinence products, feminine hygiene products and disposable surgical and patient care products.  The company’s Electronic Information and Communication Systems segment designs, manufactures, sells and provides logistical support for communications, radar, information, command and control systems and large-scale integrated circuits for defense and commercial markets.

The company has made strategic investments in each of its business segments to enhance its market position, expand into new markets and further accelerate growth.  Garage Doors and Installation Services have acquired several manufacturing and installation companies in recent years.  In 1999, Installation Services acquired an operation located in the Southwest that sells and installs a range of specialty products to the new residential construction market, expanding the products and services offered by the company.  In 2000, the company acquired a Michigan garage door wholesale and installation company and a Seattle fireplace and garage door installation business.  In 1998, Specialty Plastic Films acquired a manufacturer of printed plastic packaging and specialty films located in Germany, expanding its markets and technical capabilities, and subsequently added additional production capacity in its European joint venture to enhance its business with a major international consumer products company.  In 2002, Specialty Plastic Films acquired 60% ownership of a Brazilian manufacturer of plastic hygienic and specialty films, further expanding its markets and global supply capabilities.  In fiscal 2003, Specialty Plastic Films commenced a significant capital expansion program designed to increase its overall production capacity and support anticipated growth opportunities with its major customers.  In 2000, the Electronic Information and Communication Systems segment acquired a search and weather radar business.

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

Garage Doors

The company believes that its wholly-owned subsidiary, Clopay, is the largest manufacturer and marketer of residential garage doors and among the largest manufacturers of commercial sectional doors in the United States.  The company’s building products are sold under Clopay®, Ideal Door® and Holmes® brand names through an extensive distribution network throughout the United States.  The company estimates that the majority of Garage Doors’ net sales are from sales of garage doors to the home remodeling segment of the residential housing market, with the balance from the new residential housing and commercial building markets.  Sales into the home remodeling market are being driven by the continued aging of the housing stock and the conversion by homeowners from wood doors to lighter weight, easier to maintain steel doors.

Industry

According to industry sources, the residential and commercial sectional garage door market for 2002 was estimated to be $1.6 billion.  Over the past decade there have been several key trends driving the garage door industry, including the shift from wood to steel doors and the growth of the home center channel of distribution.  The company estimates that over 90% of the total garage door market today is steel doors.  Superior strength, reduced weight and low maintenance have favored the steel door.  Other product innovations during this period include insulated double-sided steel doors, new springing systems and residential garage doors with improved safety features.

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

Key Competitive Strengths

The company believes that the following strengths will continue to enhance the market position of Garage Doors:

National Distribution Network.  The company distributes its building products through a wide range of distribution channels including installing dealers, retailers and wholesalers.  The company owns and operates a national network of 47 distribution centers.  The company’s building products are sold to approximately 2,000 independent professional installing dealers and to major home center retail chains, including The Home Depot, Inc., Menards, Inc. and Lowe’s Companies, Inc.  The company maintains strong relationships with its installing dealers and believes it is the largest supplier of residential garage doors to the retail and professional installing channels.

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

Strong Brand Franchise.  The company’s brand names, particularly Clopay®, Holmes® and Ideal Door®, are widely recognized in the building products industry.  The company believes that it has earned a reputation among installing dealers, retailers and wholesalers for producing a broad range of high-quality doors.  The company’s market leadership and strong brand recognition are key marketing tools for expanding its customer base, leveraging its distribution network and increasing its market share.

Strategy

The company intends to increase its market share in Garage Doors by capitalizing on what it believes to be its leadership position as the largest manufacturer and marketer of residential garage doors.  Specifically, the company intends to: (i) continue sales growth through its dealer network and the retail market; (ii) increase brand awareness through merchandising programs and advertising; (iii) maintain a leadership position in new product development; and (iv) expand its production and presence nationally through internal investment and strategic acquisitions.

Products and Services

The company manufactures a broad line of residential and commercial sectional garage doors with a variety of options at varying prices.  The company also sells related products such as garage door openers.  The company offers garage doors made from several materials, including steel and wood.

The company generally markets its lines of residential garage doors in three primary product categories: Value, Value Plus and Premium.  The Value series door construction consists of a single layer of steel or wood doors targeting the new construction market and the cost-conscious consumer market.  The Value Plus series consists of insulated steel doors targeting the new construction market and the quality-oriented consumer market.  The Premium series consists of steel doors with a layer of insulation bonded between two sheets of steel targeting consumers who desire exceptional strength, durability, high insulation value, quiet operation, and a finished interior appearance.

The company also markets commercial sectional doors.  Commercial sectional doors are similar to residential garage doors, but are designed to meet more demanding performance specifications.

In 2002, the company discontinued the Atlas® brand commercial/industrial product line, which included slatted steel coiling doors, service doors, thermal doors, fire doors and counter shutters, fire shutters and grilles.

Sales by Garage Doors have provided approximately 32% of the company’s consolidated revenue in 2003, 35% in 2002 and 35% in 2001.

Sales and Marketing

The company sells residential and commercial doors for professional installation directly to a national network of professional installing dealers.  We also sell garage doors to retailers such as The Home Depot, Inc., Menards, Inc. and Lowe’s Companies, Inc.  The company is the principal supplier of residential garage doors throughout the United States and Canada to The Home Depot, Inc., with Clopay® brand doors being sold exclusively to this customer in the retail channel of distribution.  Sales of the Clopay® brand outside the retail channel of distribution are not restricted.  The segment’s largest customers are The Home Depot, Inc. and Menards, Inc.  The loss of these customers would have a material adverse effect on the company’s business.  The company distributes its garage doors directly to customers from its manufacturing facilities and through its network of 47 company-

owned distribution centers located throughout the United States and in Canada.  These distribution centers allow the company to maintain an inventory of garage doors near installing dealers and provide quick-ship service to retail customers.

Manufacturing and Raw Materials

The company currently operates four garage door manufacturing facilities.  A key aspect of Garage Doors’ research and development efforts has been the ability to continually improve and streamline its manufacturing process.  The company’s engineering and technological expertise, combined with its capital investment in equipment, generally has enabled the company to efficiently manufacture products in large volume and meet changing customer needs.  The company’s facilities use proprietary manufacturing processes to produce the majority of its products.  Certain of the company’s equipment and machinery are internally modified to achieve its manufacturing objectives.

The principal raw material used in the company’s manufacturing operations is galvanized steel.  The company also utilizes certain hardware components as well as wood and insulated foam.  All of these raw materials are generally available from a number of sources.

Research and Development

The company operates a technical development center where its research engineers work to design, develop and implement new products and technologies and perform durability and performance testing of new and existing products, materials and finishes.  Also at this facility, the company’s process engineering team works to develop new manufacturing processes and production techniques aimed at improving manufacturing efficiencies.

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

Industry

The company provides installed specialty building products to residential builders and to consumers.  Builders are increasingly acting as developers and marketers, sub-contracting a substantial portion of the actual construction of a home.  Consumers require professional installation services of the company’s building products due to the skill levels required for installation and/or the lack of time to perform the installation themselves.  Traditionally, the market for installation services has been very fragmented, characterized by small operations offering a single type of building product in a single market.

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

Installation Services has targeted geographic markets that have a sizeable population or significant growth demographics.  The company currently serves 14 of the top 100 metropolitan markets based on population and 9 of the top 20 new single-family residential construction markets.  The markets served account for approximately 20% of all new residential housing permits in the United States.  The company seeks to promote the continued growth of the Installation Services business through both internal growth and strategic acquisitions of new operations in high growth construction markets.

Installation Services’ multiple product offering is primarily targeted at new construction, wherein products are generally consumed at approximately the same time in the construction process.  Products offered can be selected and upgraded by the end-customer in the company’s design centers.  The company believes that its multi-product offering provides strategic marketing advantages over traditional, single product competitors, and provides the company with operational efficiencies.  The company seeks to increase the cross-selling of its multiple products to its existing customers.  Additionally, the company plans further growth through the introduction of additional installed building products.  The replacement and remodeling markets are additional markets for the company’s products and professional installation services.

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

Sales by Installation Services have provided approximately 23% of the company’s consolidated revenue in 2003, 2002 and 2001.

Acquisitions

The Installation Services business has entered new markets primarily through acquisition.  Once established in a market, the company introduces additional product categories to the acquired company’s product offerings.  From 1993 through 2000, the company completed thirteen acquisitions of building products service and installation operations.

Competition

The installation services industry is fragmented, consisting primarily of small, single-market companies which have less financial resources than the company.  The company competes on the basis of service, product line diversity, price and brand awareness.

Specialty Plastic Films

The company believes that, through Clopay Plastics Products Company, it is a leading developer and producer of specialty plastic films and laminates for a variety of hygienic, health care and industrial uses in domestic and certain international markets.  Specialty Plastic Films’ products include thin gauge embossed and printed films, elastomeric films and laminates of film and non-woven fabrics.  These products are used primarily as moisture barriers in disposable infant diapers, adult incontinence products and feminine hygiene products, as protective barriers in single-use surgical and industrial gowns, drapes, equipment covers, and as packaging for hygienic products.  Specialty Plastic Films’ products are sold through the company’s direct sales force primarily to multinational consumer and medical products companies.

The segment’s major customer is Procter & Gamble, with whom the company enjoys a long and growing relationship.  Specialty Plastic Films supplies Procter & Gamble with a variety of products used primarily for its infant diapers, both domestically and internationally, and expects to continue to expand the relationship in the future.  See “Strategy”.

Industry

The segment of the specialty plastic films industry in which Clopay participates has been affected by several key trends over the past five years.  These trends include the increased use of disposable products in developing countries and favorable demographics, such as the aging of the population, in the major global economies.  Other key trends representing significant opportunities for manufacturers include the continued demand for new advanced products such as cloth-like, breathable, laminated, and printed products and the need of major customers for global supply partners.

Key Competitive Strengths

The company believes that the following strengths will continue to enhance the market position of Specialty Plastic Films:

Technological Expertise and Product Development.  The company believes that, as a result of ongoing research and development activities and continued capital investment, including completion of a new Technical Center in 2003, it is a leader in new product development and commercialization of specialty plastic films and laminates for its markets.  The company has developed technologically advanced embossed films, elastomeric films, breathable films, laminates and cloth-like barrier products for diapers, feminine hygiene products, disposable health care and industrial products.  The company believes that its technical expertise and product development capabilities enhance its market position and customer relationships.

Long-Term Customer Relationships and Expanding International Presence.  The company has developed strong, long-term relationships with leading consumer and health care products companies.  The company believes that these relationships, combined with its technological expertise, product development and production capabilities, including global operations, have positioned it to meet changing customer needs, which the company expects will drive growth.  In addition, the company believes its strong, long-term relationships provide it with increasing opportunities to expand and enter new international markets.

Strategy

The company seeks to expand its market presence for Specialty Plastic Films by capitalizing on its technological and manufacturing expertise and on its relationships with major international consumer products companies.  Specifically, the company believes that it can continue to increase its North American sales and expand internationally through ongoing product development and enhancement and by marketing its technologically advanced breathable films and laminates for use in all of its markets.  The company believes that its Finotech joint venture, the 1998 acquisition of Böhme (see “European Operations”) and the 2002 acquisition of Clopay do Brasil (see “South American Operations”) provide a strong platform for additional sales growth in certain international markets.

This segment started a significant capital expansion program in fiscal 2003 to maintain its technology leadership, support new opportunities with its major customers and to increase capacity throughout its operations.  The segment began a facility-wide program both domestically and internationally to add manufacturing capacity.  In addition, during fiscal 2003, Specialty Plastic Films introduced a product initiative involving the production of high quality, multi-color printing of films and laminates for the baby diaper market in North America and Europe.  Consolidated equipment and plant additions during fiscal 2003 were $44 million, of which $30 million was for specialty plastic films.  It is anticipated that consolidated equipment and plant additions in fiscal 2004 will aggregate $40-50 million, the major portion of which will also be for specialty plastic films’ ongoing capital expansion programs.

Products

Specialty Plastic Films manufactures a wide variety of embossed and printed specialty films and laminates for the hygienic, healthcare and other markets.  Specialty Plastic Films’ products are used as moisture barriers for disposable infant diapers, adult incontinence and feminine hygiene products and as protective barriers in surgical and industrial gowns and drapes, equipment covers, flexible packaging, house wrap and other products.  A specialty plastic film is a thin-gauge film (typically 0.0005” to 0.003”) that is manufactured from polyolefin resins and engineered to provide certain performance characteristics.  A laminate is the combination of a plastic film and a non-woven fabric.  These products are produced using both cast and blown extrusion and laminating processes.  High speed, multi-color custom printing of films and customized embossing patterns further differentiate the products.  The company’s specialty plastic film products typically provide a unique combination of performance characteristics that meet specific, proprietary customer needs.  Examples of such characteristics include strength, breathability, barrier properties, processibility and aesthetic appeal.

Sales by Specialty Plastic Films have provided approximately 30% of the company’s consolidated revenue in 2003, 25% in 2002 and 26% in 2001.

Sales and Marketing

The company sells its products primarily in the United States and Europe with sales also in Canada, Central and South America and Asia Pacific.  The company utilizes an internal direct sales force, organized by customer accounts.  Senior management actively participates by developing and maintaining close contacts with customers.

The company’s largest customer is Procter & Gamble, which has accounted for a substantial portion of Specialty Plastic Films’ sales over the last five years.  The loss of this customer would have a material adverse effect on the company’s business.  Specialty plastic films also are sold to a diverse group of other leading consumer, health care and industrial companies.

Research and Development

The company believes it is an industry leader in the research, design and development of specialty plastic films and laminate products.  The company operates a technical center where approximately 50 chemists, scientists and engineers work independently and in strategic partnerships with the company’s customers to develop new technologies, products, processes and product applications.  Currently, the company is engaged in several joint efforts with the research and development departments of its customers.

The company’s research and development efforts have resulted in many inventions covering embossing patterns, improved processing methods, product formulations, product applications and other proprietary technology.  Products developed by the company include microporous breathable films and cost-effective cloth-like films and laminates.  Microporous breathability provides for moisture vapor transmission and airflow while maintaining barrier properties resulting in improved comfort and skin care.  Cloth-like films and laminates provide consumers preferred aesthetics such as softness and visual appeal.  In fiscal 2003, the company began multi-color printing of films and laminates for its baby diaper products.  The company holds a number of patents for its current specialty film and laminate products and related manufacturing processes.  The company believes its patents are a less significant factor in its success than its proprietary know-how and the knowledge, ability and experience of its employees.

International Operations

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

In 1998, the company acquired Böhme Verpackungsfolien GmbH & Co., a German manufacturer of high-quality printed and conventional plastic packaging and specialty films.  The acquisition provides a platform to further expand Specialty Plastic Films’ European operations and the opportunity to broaden the segment’s product line by bringing Böhme technology and products to North American and other international markets.  These products include printed and unprinted film and flexible packaging for hygienic products.

In June 2002, the company acquired 60% ownership in Isofilme Ltda., a Brazilian manufacturer of plastic hygienic and specialty films which operates under the name Clopay do Brasil.  The acquisition provides a platform to broaden participation in South American markets and strengthen the company’s position as a global supplier.

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

Plastic resins, such as polyethylene and polypropylene, and non-woven fabrics are the basic raw materials used in the manufacture of substantially all of Specialty Plastic Films’ products.  The company currently purchases its plastic resins in pellet form from several suppliers.  The purchases are made under supply agreements that do not specify fixed pricing terms.  The company’s sources for raw materials are believed to be adequate for its current and anticipated needs.

Competition

The market for the company’s specialty plastic film and laminate products is highly competitive.  The company has a number of competitors in the specialty plastic films and laminates market, some of which are larger and have greater resources than the company.  The company competes primarily on the basis of technical expertise, quality, service and price.

Electronic Information and Communication Systems

The company, through its wholly-owned subsidiary, Telephonics Corporation, specializes in advanced electronic information and communication systems for defense, aerospace, civil, industrial, and commercial markets worldwide.  The company designs, manufactures, sells, and provides logistical support for aircraft communication systems, radar, air traffic management systems, identification friend or foe (“IFF”) equipment, transit communications and custom, mixed-signal, application specific integrated circuits.  The company is a leading supplier of airborne maritime surveillance radar and aircraft intercommunication management systems, two of the segment’s largest product lines.  In addition to its traditional defense products used predominantly by the United States Government, in recent years the company has successfully adapted its core technologies to products used in military and commercial applications worldwide and has expanded its presence in both non-defense government and commercial markets.

Industry

The United States defense electronics procurement budget is expected to grow faster than the overall defense budget.  Growth in this budget area reflects the trend in recent years for the United States’ Department of Defense to opt for the installation of new electronic systems and equipment in existing aircraft rather than develop totally new weapons systems.  Conflicts involving the country’s military have also tended in recent years to require deployment and significant coordination between air, sea and ground forces, often in distant parts of the world, underscoring the evolution and growing importance of electronic systems that provide surveillance, tracking, communication and command and control.  Telephonics’ advanced systems and sub-systems are well positioned to address the needs of an electronic battlefield with emphasis on the generation and dissemination of timely data for use by highly mobile ground, air and naval forces.  It is anticipated that the need for such systems will also increase in connection with the increasingly active role that the military is playing in the war on terrorism, both at home and abroad.

The table below lists some of the major programs the company currently participates in:

Customer	Product	Description

The Boeing Company	Intercommunications Management Systems	U.S. Air Force C-17A Cargo Transport
U.S. Air Force C-130 Hercules Air Transport
Airborne Warning and Control System (AWACS)
U.S. Navy F/A-18E/F Fighter/Attack Aircraft

	Identification Friend or Foe System	AWACS

BAE Systems	Intercommunications System Integration	U.K. NIMROD Royal Maritime Patrol Aircraft

Northrop Grumman	Intercommunications Management Systems	Joint-STARS Surveillance Aircraft

	Maritime Surveillance Radar	U.S. Coast Guard HU-25 Aircraft

	Ground Surveillance Radar	U.S. Air Force

Lockheed Martin Corporation	Intercommunications Management Systems	U.S. Navy MH-60S/MH-60R Helicopters U.S. Navy P-3 Aircraft

	Maritime Surveillance Radar and Identification Friend or Foe System	U.S. Navy MH-60R Helicopter

Sikorsky Aircraft Company	Maritime Surveillance Radar	S-70B Maritime Surveillance Helicopter

	Intercommunications Management Systems	SH-60B Maritime Surveillance Helicopter UH-60M Blackhawk Helicopter Upgrade Program

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

In recent years, the segment has also significantly expanded its customer base in international markets.  The company’s international projects include a contract with BAE Systems as part of the United Kingdom’s upgrade of the NIMROD surveillance aircraft and increasing number of contracts with the Civil Aviation Authority of China for air traffic management systems for Mainland China.

In addition to our products for defense programs, we have also applied our technology to produce products for commercial applications such as airborne weather and search radar, air traffic control systems and car-borne and wayside communications and vehicle health monitoring systems for rail cars.

Key Competitive Strengths

The company believes that the following strengths will continue to enhance Telephonics’ market position:

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

Broad Base of Long-Life Programs and Incumbent Supplier Status.  The company participates in a range of long-term defense and non-military government programs, both domestically and internationally.  The company has developed a base of installed products in these programs that generate significant recurring revenue and retrofit, spare parts and customer support sales.  Due to the inherent complexity of defense electronics, the company believes that its incumbent status on major platforms gives it a competitive advantage in the selection process for the upgrades and enhancements that have characterized defense electronics procurement.  Furthermore, the company believes that awards such as the U.S. Navy’s MH-60R helicopter program and the recent contract award from Boeing to develop multiple configurations of Telephonics’ Secure Digital Intercommunications System in support of the U.S. Air Force’s C-130 Avionics Modernization Program, provide competitive advantages when such programs transition from development to the production phase.

Strategy

The company believes that it is a technological leader in its core markets and intends to pursue new growth opportunities by leveraging its systems design and engineering capabilities and incumbent position on key platforms.  For example, during 2000 Telephonics was awarded a contract for the development of the next generation integrated radio management system for the U.S. Air Force’s C-17A air transport.   This program transitioned from development to production in fiscal 2003.  The company also expects substantial sales growth as it transitions from development to the production phase of the MH-60R helicopter radar program, which is expected to commence in 2005.

Telephonics’ objective is to anticipate the needs of its core markets and to invest in research and development in an effort to provide solutions well in advance of its competitors.  In an effort to ensure customer satisfaction and loyalty, Telephonics often designs its products to exceed customers’ minimum specifications, providing its customers with greater performance and flexibility.  The company believes that these practices engender increased coordination and communication with its customers at the earliest stages of new program development, thereby increasing the likelihood that Telephonics’ products will be selected and integrated as part of a total system solution.

Products

The company manufactures specialized electronic products for a variety of applications.  Electronic Information and Communication Systems’ products include communication systems, radar systems, information and command and control systems, and mixed-signal application specific large-scale integrated circuits used in defense, non-military government, and commercial markets.

The company specializes in communication systems and products and is a leading manufacturer of aircraft intercommunication systems with products in digital and analog communication management, digital audio distribution and control, and communication systems integration.  The company’s communication products are used on the U.S. Navy’s MH-60R multi-mission and MH-60S utility helicopters, the United Kingdom’s NIMROD surveillance aircraft, U.S. Air Force C-17A cargo transport, the U.S. Air Force’s Joint Surveillance and Target Acquisition Radar System (Joint-STARS), and AWACS.  The company has also expanded its communications expertise into the mass transit rail market and its communication systems have been selected for installation by several major mass transit authorities.

The company’s command and control systems include airborne maritime surveillance, ground surveillance radar, weather and search radar systems, air traffic management systems and tactical instrument landing systems.  The company provides both the expertise and equipment for detecting and tracking targets in a maritime environment and flight path management systems for air traffic control applications.  Its maritime radar systems, which are used in more than 20 countries, are fitted aboard helicopters, fixed-wing aircraft, and aerostats for use at sea.  The company demonstrated its radar expertise with an award from Northrop Grumman to deliver ground surveillance radar to be deployed at U.S. Air Force air bases around the world.  The company also increased its market penetration through an award to develop, manufacture and deliver radar with imaging in both maritime and overland environments for the Canadian Air Force.  The company’s aerospace electronic systems include IFF systems used by the U.S. Air Force and NATO on the AWACS aircraft and tactical microwave landing systems used by the U.S. Navy, NASA and other customers for ground and ship-based applications.

The company also manufactures custom and standard, mixed-signal, application specific large-scale integrated circuits for customers in the security, military telecommunications and multi-media industries.

Sales by Electronic Information and Communication Systems provided approximately 14% of the company’s consolidated revenue in 2003, 16% in 2002 and 17% in 2001.

Backlog

The funded backlog for Electronic Information and Communication Systems was approximately $159 million on September 30, 2003, compared to $147 million on September 30, 2002.

Sales and Marketing

Telephonics has approximately 19 technical business development personnel who act as the focal point for its marketing activities and approximately 40 sales representatives who introduce its products and systems to customers worldwide.

Research and Development

This segment regularly updates its core technologies through internally funded research and development.  The selection of these R&D projects is based on available opportunities in the marketplace as well as input from the company’s customers.  These projects have generally represented an evolution of existing products rather than entirely new pursuits.  Recent internally funded research and development has resulted in the development of a next generation airborne imaging maritime surveillance radar system and an all digital, totally secure intercommunication management system.

Competition

Electronic Information and Communication Systems competes with major manufacturers of electronic information and communication systems that have greater financial resources than the company, and with several smaller manufacturers of similar products.  The company competes on the basis of technology, design, quality, price and program performance.

Employees

The company has approximately 5,600 employees located throughout the United States, in Europe and Brazil.  Approximately 125 of its employees are covered by a collective bargaining agreement, primarily with an affiliate of the AFL-CIO.  The company believes its relationships with its employees are satisfactory.

Seasonality

Historically the company’s revenues and earnings are lowest in the second quarter and highest in the fourth quarter.

Financial Information About Geographic Areas

Revenues, based on the customers’ locations, and property, plant and equipment attributed to the United Sates and all other countries are as follows:

	2003	2002	2001
Revenues by geographic area-

United States	$950,686,000	$936,704,000	$921,046,000
Germany	57,345,000	41,366,000	51,179,000
United Kingdom	37,899,000	35,650,000	36,247,000
Canada	27,167,000	23,405,000	24,925,000
Poland	35,907,000	31,176,000	27,494,000
All other countries	145,646,000	124,303,000	99,234,000
	$1,254,650,000	$1,192,604,000	$1,160,125,000

Property, plant and equipment by geographic area-
United States	$112,517,000	$107,248,000	$108,291,000
Germany	55,964,000	39,929,000	37,640,000
All other countries	1,371,000	1,076,000	—
	$169,852,000	$148,253,000	$145,931,000

Research and Development

Research and development costs not recoverable under contractual arrangements are charged to expense as incurred.  Research and development costs for all business segments were approximately $17,000,000 in 2003, $17,000,000 in 2002 and $13,790,000 in 2001.

Executive Officers of the Registrant

Name	Age	Served as Officer Since	Positions and Offices

Harvey R. Blau	68	1983	Chairman of the Board and Chief Executive Officer

Robert Balemian	64	1976	President and Chief Financial Officer

Patrick L. Alesia	55	1979	Vice President and Treasurer

Edward I. Kramer	69	1997	Vice President, Administration and Secretary

ITEM 2 - PROPERTIES

The company occupies approximately 4,100,000 square feet of general office, factory and warehouse space and showrooms throughout the United States, in Germany and in Brazil.  The following table sets forth certain information related to the company’s major facilities:

Location	Business Segment	Primary Use	Approximate Square Footage	Owned or Leased

Jericho, NY	Corporate Headquarters	Office	10,000	Leased

Farmingdale, NY	Electronic Information and Communication Systems	Manufacturing and research and development	167,000	Owned

Huntington, NY	Electronic Information and Communication Systems	Manufacturing	89,000	Owned

Mason, OH	Garage Doors Installation Services Specialty Plastic Films	Office and research and development	131,000	Leased

Aschersleben, Germany	Specialty Plastic Films	Manufacturing	230,000	Owned

Dombühl, Germany	Specialty Plastic Films	Manufacturing	124,000	Owned

Augusta, KY	Specialty Plastic Films	Manufacturing	232,000	Owned

Nashville, TN	Specialty Plastic Films	Manufacturing	210,000	Leased

Sao Paulo, Brazil	Specialty Plastic Films	Manufacturing	22,000	Leased

Russia, OH	Garage Doors	Manufacturing	339,000	Owned

Baldwin, WI	Garage Doors	Manufacturing	148,000	Leased

Los Angeles, CA	Garage Doors	Garage door hardware manufacturing	40,000	Leased

Auburn, WA	Garage Doors	Manufacturing	123,000	Leased

Tempe, AZ	Garage Doors	Manufacturing	100,000	Leased

The company also leases approximately 1,700,000 square feet of space for the Garage Doors distribution centers and Installation Services locations in numerous facilities throughout the United States.  The company has aggregate minimum annual rental commitments under real estate leases of approximately $11.8 million.  The majority of the leases have escalation clauses related to increases in real property taxes on the leased property and some for cost of living adjustments.  Certain of the leases have renewal and purchase options.

Equipment and plant expenditures in fiscal 2004 are anticipated to aggregate $40-50 million, the major portion of which will be for specialty plastic films’ ongoing capital expansion programs to increase its capacity to produce printed multi-color films and laminates for its baby diaper products in North America and Europe and to otherwise increase capacity throughout its operations.  The other plants and equipment of the company are believed to contain sufficient space for current and presently foreseeable needs.

ITEM 3 - LEGAL PROCEEDINGS

Department of Environmental Conservation of New York State (“DEC”), with ISC Properties, Inc.  Lightron Corporation (“Lightron”), a wholly-owned subsidiary of the company, once conducted operations at a location in Peekskill in the Town of Cortland, New York owned by ISC Properties, Inc., a wholly-owned subsidiary of the company (the “Peekskill Site”).  ISC Properties, Inc. sold the Peekskill Site in November 1982.

Subsequently, the company was advised by the DEC that random sampling at the Peekskill Site and in a creek near the Peekskill Site indicated concentrations of solvents and other chemicals common to Lightron’s prior plating operations.  ISC Properties, Inc. then entered into a consent order with the DEC in 1996 (the “Consent Order”) to perform a remedial investigation and prepare a feasibility study.  After completing the initial remedial investigation pursuant to the Consent Order, ISC Properties, Inc. has now been required by the DEC to conduct a supplemental remedial investigation under the Consent Order, which is currently being performed.  No feasibility study has yet been performed pursuant to the Consent Order.  Amounts expended to date plus the estimated cost for completion of the supplemental remedial investigation aggregate less than $750,000 over a period that covers more than ten years.  Management believes, based on facts presently known to it, that the resolution of this matter will not have a material adverse effect on the company’s consolidated financial position, results of operations and cash flows.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)               The company’s Common Stock is listed for trading on the New York Stock Exchange.  The following table shows for the periods indicated the quarterly range in the high and low sales prices for the company’s Common Stock:

FISCAL QUARTER ENDED	HIGH	LOW

December 31, 2001	$15.08	$10.75
March 31, 2002	19.40	14.30
June 30, 2002	20.00	16.24
September 30, 2002	18.40	10.65
December 31, 2002	13.86	10.27
March 31, 2003	14.49	12.28
June 30, 2003	16.55	12.85
September 30, 2003	19.21	15.75

(b)              As of December 1, 2003, there were approximately 14,500 recordholders of the company’s Common Stock.

(c)               The company declared and paid a 10% Common Stock dividend during fiscal 2001.  No cash dividends on Common Stock were declared or paid during the five fiscal years ended September 30, 2003.

(d)              Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (Column a)	Weighted average exercise price of outstanding options, warrants and rights (Column b)	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in Column (a)] (Column c)
Equity compensation plans approved by security holders	5,151,500	$10.37	451,350
Equity compensation plans not approved by security holders	1,732,900	$10.88	233,150
Total	6,884,400	$10.50	684,500

The company’s 1998 Employee and Director Stock Option Plan (the “Employee and Director Plan”) is the only option plan which was not approved by the company’s stockholders.  Eligible participants in the Employee and Director Plan include directors, officers and employees of, and consultants to, the company or any of its subsidiaries and affiliates.  Under the terms of the Employee and Director Plan, the purchase price of the shares subject to each option granted will not be less than 100% of the fair market value at the date of grant.  The terms of each option shall be determined at the time of grant by the Board of Directors or its Compensation Committee.

ITEM 6 - SELECTED FINANCIAL DATA

	YEARS ENDED SEPTEMBER 30,
	2003	2002		2001	2000	1999
Net sales	$1,254,650,000	$1,192,604,000		$1,160,125,000	$1,118,386,000	$1,032,697,000

Income before cumulative effect of a change in accounting principle	$43,022,000	$34,054,000	(1)	$30,593,000	$24,880,000	$20,211,000

Cumulative effect of a change in accounting principle	—	(24,118,000)		—	(5,290,000)	—

Net income	$43,022,000	$9,936,000	(1)	$30,593,000	$19,590,000	$20,211,000

Per share:

Basic	$1.33	$.30		$.93	$.59	$.60

Diluted	$1.28	$.28		$.92	$.59	$.60

Total assets	$678,730,000	$587,694,000		$584,993,000	$582,026,000	$533,440,000

Long-term obligations	$155,483,000	$74,640,000		$108,615,000	$125,916,000	$127,652,000

(1)               Operating results for 2002 include a pre-tax charge of $10,200,000 for the divestiture of an unprofitable peripheral operation (Note 1 of Notes to Consolidated Financial Statements).

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Fiscal 2003 Compared to Fiscal 2002

Operating results (in thousands) by business segment were as follows:

	Net Sales		Operating Profit
	2003	2002	2003	2002

Garage doors	$428,437	$444,443	$33,755	$25,414
Installation services	289,409	278,831	7,380	7,736
Specialty plastic films	381,910	299,585	44,244	40,278
Electronic information and communication systems	178,693	195,430	14,161	15,156
Intersegment revenues	(23,799)	(25,685)	—	—
	$1,254,650	$1,192,604	$99,540	$88,584

Garage Doors

Net sales of the garage doors segment decreased by $16.0 million compared to 2002.  The decrease was due to the fiscal 2002 divestiture of Atlas, an unprofitable peripheral operation that sold slatted steel coiling doors and related products for commercial users, which had sales in 2002 of $28 million.  The balance of the garage door business had a sales increase of approximately $12 million from favorable pricing and product mix.

Operating profit of the garage doors segment increased $8.3 million compared to last year.  The Atlas divestiture accounted for approximately $4 million of the increase.  Gross margin percentage increased to 32.3%, up from 30.7%.  The increased margin was due primarily to the Atlas divestiture, improved pricing and product mix and increased manufacturing efficiencies.  Selling, general and administrative expenses as a percentage of sales decreased to 24.4%, down from 25.0% last year, primarily due to the Atlas divestiture.

Installation Services

Net sales of the installation services segment increased by $10.6 million compared to 2002.  The increase was principally due to the segment’s expanded product offering and increased market share.

Operating profit of the installation services segment decreased $0.4 million compared to last year.  Gross margin percentage decreased to 26.9%, down from 27.6% last year.  Selling, general and administrative expenses as a percentage of sales decreased to 24.4% compared to 24.8% last year.  The segment’s decreased profitability was principally due to costs to adjust inventory levels and make strategic changes in certain locations which have been underperforming.

Specialty Plastic Films

Net sales of the specialty plastic films segment increased $82.3 million compared to 2002.  The net effect of increased unit volume and product mix ($34 million), the effect of a weaker U.S. dollar on translated foreign sales ($28 million), the addition of the Brazilian operation which was acquired at the end of fiscal 2002 ($10 million) and selling price adjustments to pass raw material cost increases to customers ($10 million) were the principal reasons for the increase.

Operating profit of the specialty plastic films segment increased $4.0 million compared to last year.  Gross margin percentage decreased to 23.8%, down from 25.4%.  The lower margin percentage was principally due to the excess of raw material (resin) cost increases over selling price adjustments and costs associated with facility expansion for current and new products, partly offset by increased manufacturing efficiencies.  The effect of the lower margin percentage on segment operating results was offset by the net positive effect of increased volume and favorable product mix, and exchange rate differences.  Selling, general and administrative expenses as a percentage of sales was 12.4%, up from 12.1% last year, due to product development expenditures and higher freight and administrative costs associated with the segment’s European operations in support of the sales growth.

This segment experienced raw material (resin) cost increases through the first half of fiscal 2003 with upward pressure on resin prices easing in the second half of the year.  Average resin prices in 2003 were above 2002 levels.  Although there could be some effect on future operating results due to the volatility of resin prices and the timing and amount of any related selling price adjustments, the company cannot predict the extent to which the segment’s operating results may be affected.

As discussed further in Liquidity and Capital Resources, this segment is implementing a significant capital expansion program to support new opportunities to provide multi-color printing of its films and laminates for its major customers, and to increase capacity throughout its operations.

Electronic Information and Communication Systems

Net sales of the electronic information and communication systems segment decreased $16.7 million compared to 2002.  The decrease was primarily due to delays in anticipated contract awards and continued softness in international markets for radar products, partly offset by sales growth in the last fiscal quarter from certain military production programs.  This segment recently received a number of significant awards for its communications and radar products that are expected to favorably affect fiscal 2004 operating results.

Operating profit of the electronic information and communication systems segment decreased $1.0 million compared to last year primarily due to the sales decrease.  Gross margin percentage increased to 26.5%, up from 24.2%.  The increased gross margin percentage is primarily due to manufacturing efficiencies in 2003, and lower margins last year in connection with certain development phase programs.  Selling, general and administrative expenses increased over last year due primarily to higher research and development expenditures and new business development costs; due to the sales decrease these expenses increased to 19.1% as a percentage of sales, up from 16.9%.

Interest Expense

Interest expense increased by $0.3 million compared to last year due to the sale in July 2003 of $130 million of 4% convertible subordinated notes.  Based on the company’s current debt structure, interest expense is estimated to be approximately $8 million for 2004 compared to $4.9 million in 2003.  See “Liquidity and Capital Resources.”

Income Tax Expense

The company’s provision for income taxes includes benefits of $1.7 million in 2003 and $2.0 million in 2002 reflecting the resolution of certain previously recorded tax liabilities principally in connection with completed examinations of prior years’ tax returns.

Fiscal 2002 Compared to Fiscal 2001

Operating results (in thousands) by business segment were as follows:

	Net Sales		Operating Profit
	2002	2001	2002	2001

Garage doors	$444,443	$428,601	$25,414	$18,223
Installation services	278,831	268,758	7,736	6,099
Specialty plastic films	299,585	297,100	40,278	41,772
Electronic information
and communication systems	195,430	191,782	15,156	16,076
Intersegment revenues	(25,685)	(26,116)	—	–
	$1,192,604	$1,160,125	$88,584	$82,170

Garage Doors

Net sales of the garage doors segment increased by $15.8 million compared to 2001, principally due to higher unit sales of $11.0 million driven by increased market share and improved service levels.  Improved pricing of $1.5 million also contributed to the sales increase.

Operating profit of the garage doors segment increased $7.2 million compared to 2001.  Gross margin percentage increased to 30.7%, up from 27.4%.  The increased margin was due primarily to lower raw material costs and increased manufacturing efficiencies.  Selling, general and administrative expenses as a percentage of sales increased to 25.0%, up from 23.1% in 2001, with higher distribution and product development costs partly offsetting the gross margin increase.

Installation Services

Net sales of the installation services segment increased by $10.1 million compared to 2001.  The increase was principally due to the segment’s expanded product offering, stronger new construction markets and increased market share.

Operating profit of the installation services segment increased $1.6 million compared to 2001.  Gross margin percentage increased to 27.6%, up from 26.4% in 2001.  The increased margin was due to the sales increase and improved product mix.  Selling, general and administrative expenses as a percentage of sales increased to 24.8% compared to 24.2% in 2001 as a result of increased costs to support the sales growth and costs associated with systems upgrades.

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

Operating profit of the specialty plastic films segment decreased approximately $1.5 million compared to 2001.  The decrease was primarily due to a pension curtailment gain recognized in 2001.  The segment’s gross margin percentage held steady at 25.4% in 2002 and 2001.  The effect of selling price adjustments, lower pricing and costs associated with a production line installed during the first quarter in one of the segment’s European operations was offset by lower raw material costs and improved manufacturing efficiencies.  Selling, general and administrative expenses as a percentage of sales were 12.1% in 2002, up from 11.1% in 2001 due to costs associated with settled litigation and increased distribution and information technology costs.

Electronic Information and Communication Systems

Net sales of the electronic information and communication systems segment increased $3.6 million compared to 2001.  Sales growth in connection with defense communications and systems integration programs was partly offset by delays in anticipated awards, softness in international markets for radar products and by lower sales in the segment’s integrated circuit business.

Operating profit of the electronic information and communication systems segment decreased $0.9 million compared to 2001.  Gross margin percentage was 24.2% in 2002 compared to 24.0% in 2001.  The effect of increased sales in the segment’s core business was offset by increased costs associated with the segment’s technology initiatives.  These development efforts are focused on designing equipment that will increase the speed, capacity and quality of service of existing wireless cellular networks.

Interest Expense

Interest expense decreased by $6.5 million compared to 2001 due to the effect of debt repayments and lower interest rates.

Income Tax Expense

The company’s provision for income taxes for fiscal 2002 includes a $2.0 million tax benefit to reflect the resolution of certain previously recorded tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow provided by operations for 2003 was $67.5 million, and working capital was $249.6 million at September 30, 2003.

Net cash used in investing activities during 2003 was $55.3 million.  The company had capital expenditures of $44.0 million, principally made in connection with a significant capital expansion program in the specialty plastic films segment.  Equipment additions in support of new opportunities to provide multi-color printing of films and laminates for its major customers and to increase capacity throughout its operations accounted for a substantial portion of the capital expenditures.  The company also expended $13.8 million for the balance of the purchase price in connection with its 2002 acquisition of a Brazilian manufacturer of plastic hygienic and specialty films.

Equipment and plant expenditures in fiscal 2004 are anticipated to aggregate $40-$50 million, the major portion of which will be for specialty plastic films’ ongoing capital expansion programs.  It is expected that such property additions will be funded principally by existing cash balances and internal cash flows.  In addition, in fiscal 2004 equipment with an estimated cost of approximately $25 million is expected to be put in use under operating leases.

Net cash provided by financing activities during 2003 was $10.1 million.  Proceeds from issuance of long-term debt aggregated approximately $157 million, principally resulting from the July 2003 sale of $130 million of 4% convertible subordinated notes (the “Notes”).  See Note 2 of “Notes to Consolidated Financial Statements.”

Payments of long-term debt aggregating $78.3 million consisted primarily of a $49 million repayment of all domestic revolving credit debt with the net proceeds from the sale of the Notes.  Concurrently with the sale of the Notes, approximately $50 million of the net proceeds was used to repurchase 3.1 million shares of Common Stock.  Debt issuance costs in connection with the sale of the Notes were $4.2 million and the remaining net proceeds will be used for general corporate purposes.

During 2003, approximately $61,000,000 was used to acquire a total of 3.8 million shares of Common Stock.  Additional purchases under the company’s stock buyback program will be made from time to time, depending on market conditions, at prices deemed appropriate by management.

Contractual Obligations

At September 30, 2003, payments to be made pursuant to significant contractual obligations are as follows (000’s omitted):

Year	Purchase Obligations	Capital Expenditures	Operating Leases	Debt Repayments	Total

2004	$50,400	$19,500	$24,800	$6,300	$101,000
2005	12,400	—	18,300	13,500	44,200
2006	2,400	—	12,300	5,600	20,300
2007	—	—	8,600	6,400	15,000
2008	—	—	4,700	—	4,700
Thereafter	—	—	4,900	130,000	134,900

The purchase obligations are generally for the purchase of goods and services in the ordinary course of business.  The company uses blanket purchase orders to communicate expected requirements to certain of its vendors.  Purchase obligations reflect those purchase orders where the commitment is considered to be firm.  Purchase obligations that extend beyond 2004 are related to long-term contracts received from customers of the Electronic Information and Communication Systems segment.

A wholly owned subsidiary of the company has a lease agreement that limits dividends and advances it may pay to the parent company.  The agreement permits the payment of income taxes based on a tax sharing arrangement, and dividends based on a percentage of the subsidiary’s net income.  At September 30, 2003 the subsidiary had net assets of approximately $280,000,000.  The company expects that cash flows from operations, together with existing cash, bank lines of credit and lease line availability, should be adequate to satisfy contractual obligations and finance presently anticipated working capital and capital expenditure requirements.

ACCOUNTING POLICIES AND PRONOUNCEMENTS

Critical Accounting Policies

The company’s significant accounting policies are set forth in Note 1 of Notes to Consolidated Financial Statements.  The following discussion of critical accounting policies addresses those policies that require management judgment and estimates and are most important in determining the company’s operating results and financial condition.

The company recognizes revenues for most of its operations when title and the risks of ownership pass to its customers.  Provisions for estimated losses resulting from the inability of our customers to remit payments are recorded in the company’s consolidated financial statements.  Judgment is required to estimate the ultimate realization of receivables, including specific reviews for collectibility when, based on an evaluation of facts and circumstances, the company may be unable to collect amounts owed to it, as well as estimation of overall collectibility of those receivables that have not required specific review.

The company’s electronic information and communication systems segment does a significant portion of its business under long-term contracts.  This unit generally recognizes contract-related revenue and profit using the percentage of completion method of accounting, which relies on estimates of total expected contract costs.  A significant amount of judgment is required to estimate contract costs, including estimating many variables such as costs for material, labor and subcontracting costs, as well as applicable indirect costs.  The company follows this method of accounting for its long-term contracts since reasonably dependable estimates of costs applicable to various elements of a contract can be made.  Since the financial reporting of these contracts depends on estimates, recognized revenues and profit are subject to revisions as contracts progress to completion.  Contract cost estimates are generally updated quarterly.  Revisions in revenue and profit estimates are reflected in the period in which the circumstances requiring the revision become known.  Provisions are made currently for anticipated losses on uncompleted contracts.

Inventory is stated at the lower of cost (principally first-in, first-out) or market.  Inventory valuation requires the company to use judgment to estimate any necessary allowances for excess, slow-moving and obsolete inventory, which estimates are based on assessments about future demands, market conditions and management actions.

The company sponsors several defined benefit pension plans.  The amount of the company’s liability for pension benefits and the amount of pension expense recognized in the financial statements is determined using actuarial assumptions such as the discount rate, the long-term rate of return on plan assets and the rate of compensation increases.  Judgment is required to annually determine the rates to be used in performing the actuarial calculations.

Upon acquisition, the excess of cost over the fair value of an acquired business’ net assets is recorded as goodwill.  Annually in its fourth fiscal quarter, the company evaluates goodwill for impairment by comparing the carrying value of its operating units to estimates of the related operation’s fair values.  An evaluation would also be performed if an event occurs or circumstances change such that the estimated fair value of the company’s operating units would be reduced below its carrying value.

The company depreciates property, plant and equipment on a straight-line basis over their estimated useful lives, which are based upon the nature of the assets and their planned use in the company’s operations.  Events and circumstances such as changes in operating plans, technological change or regulatory matters could affect the manner in which long-lived assets are held and used.  Judgment is required to establish depreciable lives for operating assets and to evaluate events or circumstances for indications that the value of long-lived assets has been impaired.

Income taxes include current year amounts that are payable or refundable and deferred taxes reflecting the company’s estimate of the future tax consequences of temporary differences between amounts reflected in the financial statements and their tax basis.  Changes in tax laws and rates may affect the amount of recorded deferred tax assets and liabilities.

Recent Accounting Pronouncements

Effective October 1, 2001, the company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142).  SFAS 142 addresses accounting and reporting for acquired goodwill.  It eliminates the previous requirement to amortize goodwill and establishes new requirements with respect to evaluating goodwill for impairment.  With the assistance of a third-party valuation expert, the company ascertained the fair value of its reporting units as part of adopting SFAS 142 and determined that goodwill of the installation services segment was impaired pursuant to the new standard.  The fair value of the installation services segment used in computing the impairment loss was determined through a combination of market-based approaches and present value techniques.  Results for fiscal 2002 include the related cumulative effect of a change in accounting principle in the amount of $24.1 million (net of an income tax benefit of $2.5 million) to reflect the impairment.

The Financial Accounting Standards Board has issued Interpretations Nos. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others” and 46, “Consolidation of Variable Interest Entities,” and also issued Statements of Financial Accounting Standards Nos. 146, “Accounting for Costs Associated with Exit and Disposal Activities,” 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” and 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  Interpretation No. 45 elaborates on disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued.  Interpretation No. 46 addresses consolidation of variable interest entities and related disclosure.  The interpretation requires that a variable interest entity be consolidated by the holder of the interest that will receive the majority of the entity’s expected losses, receive a majority of its expected residual returns, or both.  Statement 146 addresses accounting standards for costs associated with exit and disposal activities.  Statement 149 amends and clarifies accounting standards for derivatives.  Statement 150 establishes standards that require certain financial instruments with the characteristics of both liabilities and equity to be classified as liabilities.  Adoption of these pronouncements has not had a material effect on the company’s results of operations, cash flows or financial condition.

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in this annual report, including without limitation statements regarding the company’s financial position, business strategy, and the plans and objectives of the company’s management for future operations, are forward-looking statements.  When used in this annual report, words such as “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as they relate to the company or its management, identify forward-looking statements.  Such forward-looking statements are based on the beliefs of the company’s management, as well as assumptions made by and information currently available to the company’s management.  Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, business and economic conditions, competitive factors and pricing pressures, capacity and supply constraints.  Such statements reflect the views of the company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the company.  Readers are cautioned not to place undue reliance on these forward-looking statements.  The company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

ITEM 7A -  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Management does not believe that there is any material market risk exposure with respect to foreign currency, derivatives or other financial instruments that would require disclosure under this item.

ITEM 8 -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the company and its subsidiaries and the report thereon of PricewaterhouseCoopers LLP, dated November 5, 2003 for the fiscal years ended September 30, 2003 and 2002 and of Arthur Andersen LLP, dated November 6, 2001 for the fiscal year ended September 30, 2001 are included herein:

•                  Reports of Independent Auditors.

•                  Consolidated Balance Sheets at September 30, 2003 and 2002.

•                  Consolidated Statements of Income, Cash Flows and Shareholders’ Equity for the years ended September 30, 2003, 2002 and 2001.

•                  Notes to Consolidated Financial Statements.

Report of Independent Auditors

To Board of Directors and Shareholders of Griffon Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 48 present fairly, in all material respects, the financial position of Griffon Corporation and its subsidiaries (the “Company”) at September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) on page 48 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.  The financial statements and schedule of the Company as of September 30, 2001 and for the year then ended, were audited by other independent accountants who have ceased operations.  Those independent accountants expressed an unqualified opinion on those financial statements and schedule in their report dated November 6, 2001.  As discussed in Note 1, the Company changed the manner in which it accounts for goodwill and other intangible assets upon adoption of Statement of Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets”, on October 1, 2001.

As discussed above, the financial statements and schedule of the Company as of September 30, 2001, and for the year then ended, were audited by other independent accountants who have ceased operations.  As described in Note 1, these financial statements have been revised to include the transitional disclosures required by SFAS 142.  We audited the transitional disclosures described in Note 1.  In our opinion, the transitional disclosures for 2001 in Note 1 are appropriate.  However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/PricewaterhouseCoopers LLP

New York, New York

November 5, 2003

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP.

Report of Previous Independent Auditors

To Griffon Corporation:

We have audited the accompanying consolidated balance sheets of Griffon Corporation (a Delaware corporation) and subsidiaries as of September 30, 2001 and 2000 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2001.  These financial statements and the schedule referred to below are the responsibility of the company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole.  The schedule listed in the index to consolidated financial statements and schedules is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements.  This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Roseland, New Jersey
November 6, 2001

GRIFFON CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
	2003	2002
ASSETS
Current Assets:
Cash and cash equivalents	$69,816,000	$45,749,000
Accounts receivable, less allowance for doubtful accounts of $7,965,000 in 2003 and $8,734,000 in 2002 (Note 1)	173,942,000	147,890,000

Contract costs and recognized income not yet billed (Note 1)	46,642,000	58,440,000
Inventories (Note 1)	114,003,000	104,792,000
Prepaid expenses and other current assets	39,280,000	25,470,000
Total current assets	443,683,000	382,341,000

Property, Plant and Equipment, at cost, net of depreciation and amortization (Note 1)	169,852,000	148,253,000

Other Assets:
Costs in excess of fair value of net assets of businesses acquired, net (Note 1)	49,983,000	44,978,000
Other	15,212,000	12,122,000
	65,195,000	57,100,000
	$678,730,000	$587,694,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt (Note 2)	$12,161,000	$10,036,000
Accounts payable	69,555,000	62,023,000
Accrued liabilities (Note 1)	95,372,000	101,496,000
Income taxes (Note 1)	16,975,000	15,592,000
Total current liabilities	194,063,000	189,147,000

Long-Term Debt (Note 2)	155,483,000	74,640,000

Minority Interest and Other	45,130,000	30,938,000

Commitments and Contingencies (Note 5)

Shareholders’ Equity (Note 3):
Preferred stock, par value $.25 per share, authorized 3,000,000 shares, no shares issued	—	—
Common stock, par value $.25 per share, authorized 85,000,000 shares, issued 36,625,717 shares in 2003 and 36,337,192 shares in 2002	9,156,000	9,084,000
Capital in excess of par value	97,721,000	94,777,000
Retained earnings	284,626,000	241,604,000
Treasury shares, at cost, 7,165,919 common shares in 2003 and 3,266,983 common shares in 2002	(97,902,000)	(36,201,000)
Accumulated other comprehensive income (Note 1)	(6,064,000)	(12,246,000)
Deferred compensation	(3,483,000)	(4,049,000)
Total shareholders’ equity	284,054,000	292,969,000
	$678,730,000	$587,694,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	YEARS ENDED SEPTEMBER 30,
	2003	2002	2001

Net sales	$1,254,650,000	$1,192,604,000	$1,160,125,000

Cost of sales:
Products	899,257,000	854,881,000	849,436,000
Divested operation inventory charge (Note 1)	—	3,200,000	—
	899,257,000	858,081,000	849,436,000
	355,393,000	334,523,000	310,689,000
Selling, general and administrative expenses (Note 1)	268,990,000	260,006,000	239,275,000
Loss on divestiture (Note 1)	—	7,000,000	—

	86,403,000	67,517,000	71,414,000
Other income (expense):
Interest expense	(4,867,000)	(4,569,000)	(11,065,000)
Interest income	682,000	866,000	1,959,000
Other, net	847,000	589,000	(581,000)

	(3,338,000)	(3,114,000)	(9,687,000)

Income before income taxes	83,065,000	64,403,000	61,727,000

Provision for income taxes (Note 1)	29,876,000	22,506,000	25,308,000

Income before minority interest and cumulative effect of a change in accounting principle	53,189,000	41,897,000	36,419,000

Minority interest	(10,167,000)	(7,843,000)	(5,826,000)

Income before cumulative effect of a change in accounting principle	43,022,000	34,054,000	30,593,000

Cumulative effect of a change in accounting principle, net of income taxes (Note 1)	—	(24,118,000)	—

Net income	$43,022,000	$9,936,000	$30,593,000

Basic earnings per share of common stock (Note 1):
Income before cumulative effect of a change in accounting principle	$1.33	$1.03	$.93
Cumulative effect of a change in accounting principle	—	(.73)	—
	$1.33	$.30	$.93

Diluted earnings per share of common stock (Note 1):
Income before cumulative effect of a change in accounting principle	$1.28	$.97	$.92
Cumulative effect of a change in accounting principle	—	(.69)	—
	$1.28	$.28	$.92

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED SEPTEMBER 30,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,022,000	$9,936,000	$30,593,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,182,000	22,637,000	24,204,000
Gain on sale of real estate	—	(1,974,000)	—
Loss on divestiture	—	10,200,000	—
Minority interest	10,167,000	7,843,000	5,826,000
Pension curtailment gain	—	—	(3,156,000)
Cumulative effect of a change in accounting principle	—	24,118,000	—
Provision for losses on accounts receivable	1,879,000	1,407,000	4,836,000
Deferred income taxes	4,535,000	(3,275,000)	4,268,000
Change in assets and liabilities:
(Increase) decrease in accounts receivable and contract costs and recognized income not yet billed	(12,621,000)	4,214,000	4,767,000
(Increase) decrease in inventories	(9,832,000)	(8,673,000)	625,000
(Increase) decrease in prepaid expenses and other assets	(1,257,000)	1,951,000	(304,000)
Increase in accounts payable, accrued liabilities and income taxes payable	4,919,000	8,637,000	22,384,000
Other changes, net	492,000	5,631,000	4,736,000
Total adjustments	24,464,000	72,716,000	68,186,000
Net cash provided by operating activities	67,486,000	82,652,000	98,779,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(44,049,000)	(24,300,000)	(26,678,000)
Proceeds from divestiture	3,826,000	—	—
Proceeds from sale of real estate	—	2,638,000	—
Acquired businesses	(13,773,000)	(4,598,000)	—
(Increase) decrease in equipment lease deposits	(1,261,000)	(2,816,000)	1,469,000
Other, net	—	(789,000)	(315,000)
Net cash used in investing activities	(55,257,000)	(29,865,000)	(25,524,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares	(60,655,000)	(11,874,000)	(97,000)
Proceeds from issuance of long-term debt	157,193,000	4,000,000	1,406,000
Payments of long-term debt	(78,259,000)	(39,217,000)	(52,052,000)
Increase (decrease) in short-term borrowings	1,072,000	(963,000)	(5,548,000)
Exercise of stock options	1,288,000	6,788,000	646,000
Payment of debt issuance costs	(4,218,000)	—	—
Other, net	(6,362,000)	(6,756,000)	(4,087,000)
Net cash provided (used) by financing activities	10,059,000	(48,022,000)	(59,732,000)

Effect of exchange rate changes on cash and cash equivalents	1,779,000	888,000	(43,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	24,067,000	5,653,000	13,480,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	45,749,000	40,096,000	26,616,000
CASH AND CASH EQUIVALENTS AT END OF YEAR	$69,816,000	$45,749,000	$40,096,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in Thousands)

For the Years Ended September 30, 2003, 2002 and 2001

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME	DEFERRED COMPENSATION	COMPREHENSIVE INCOME
	SHARES	PAR VALUE			SHARES	COST

Balances, September 30, 2000	31,749,199	$7,937	$42,167	$237,786	2,068,002	$19,133	$(3,769)	$1,027

Foreign currency translation adjustment	—	—	—	—	—	—	999	—	$999
Minimum pension liability adjustment	—	—	—	—	—	—	(1,803)	—	(1,803)
Net income	—	—	—	30,593	—	—	—	—	30,593
Comprehensive income (Note 1)	—	—	—	—	—	—	—	—	$29,789
Amortization of deferred compensation	—	—	—	—	—	—	—	(598)
ESOP purchase of Common Stock	—	—	—	—	—	—	—	2,000
Purchase of treasury shares	—	—	—	—	10,000	97	—	—
Exercise of stock options	77,000	19	627	—	—	—	—	—
10% stock dividend	3,183,028	796	35,904	(36,711)	206,800	—	—	—
Other	14,210	4	1,063	—	—	—	—	100

Balances, September 30, 2001	35,023,437	8,756	79,761	231,668	2,284,802	19,230	(4,573)	2,529

Foreign currency translation adjustment	—	—	—	—	—	—	(4,660)	—	$(4,660)
Minimum pension liability adjustment	—	—	—	—	—	—	(3,013)	—	(3,013)
Net income	—	—	—	9,936	—	—	—	—	9,936
Comprehensive income (Note 1)	—	—	—	—	—	—	—	—	$2,263
Amortization of deferred compensation	—	—	—	—	—	—	—	(580)
ESOP purchase of Common Stock	—	—	—	—	—	—	—	2,000
Purchase of treasury shares	—	—	—	—	982,181	16,971	—	—
Exercise of stock options	1,307,025	327	9,608	—	—	—	—	—
Tax benefit from exercise of stock options	—	—	4,661	—	—	—	—	—
Other	6,730	1	747	—	—	—	—	100

Balances, September 30, 2002	36,337,192	9,084	94,777	241,604	3,266,983	36,201	(12,246)	4,049

Foreign currency translation adjustment	—	—	—	—	—	—	7,921	—	$7,921
Minimum pension liability adjustment	—	—	—	—	—	—	(1,739)	—	(1,739)
Net income	—	—	—	43,022	—	—	—	—	43,022
Comprehensive income (Note 1)	—	—	—	—	—	—	—	—	$49,204
Amortization of deferred compensation	—	—	—	—	—	—	—	(666)
Purchase of treasury shares	—	—	—	—	3,825,284	60,655	—	—
Exercise of stock options	281,225	70	1,923	—	73,652	1,046	—	—
Tax benefit from exercise of stock options	—	—	854	—	—	—	—	—
Other	7,300	2	167	—	—	—	—	100

Balances, September 30, 2003	36,625,717	$9,156	$97,721	$284,626	7,165,919	$97,902	$(6,064)	$3,483

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

Cash flows and credit risk

The company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.  Cash payments for interest were approximately $3,995,000, $5,522,000 and $13,577,000 in 2003, 2002 and 2001, respectively.

A substantial portion of the company’s trade receivables are from customers of the garage doors and installation services segments whose financial condition is dependent on the construction and related retail sectors of the economy.

Comprehensive income

Comprehensive income is presented in the consolidated statements of shareholders’ equity and consists of net income and other items of comprehensive income such as minimum pension liability adjustments and foreign currency translation adjustments.

The components of accumulated other comprehensive income at September 30, 2003 were a foreign currency translation adjustment of ($1,048,000) and a minimum pension liability adjustment, net of tax, of $7,112,000.

Foreign currency

The financial statements of foreign subsidiaries were prepared in their respective local currencies and translated into U.S. Dollars based on the current exchange rates at the end of the period for the balance sheet and average exchange rates for results of operations.

Revenue recognition

Sales are generally recorded as products are shipped and title and risk of ownership have passed to customers.

The Electronic Information and Communication Systems segment records sales and gross profits on its long-term contracts on a percentage-of-completion basis.  The percentage of completion method is used for those construction-type contracts where the performance is anticipated to take more than one year.  Contract claims are recognized in revenue to the extent of costs incurred when their amounts can be reliably estimated and realization is probable.  The company determines sales and gross profits by relating costs incurred to current estimates of total manufacturing costs of such contracts.  General and administrative expenses are expensed as incurred.  Revisions in estimated profits are made in the period in which the circumstances requiring the revision become known.  Provisions are made currently for anticipated losses on uncompleted contracts.

“Contract costs and recognized income not yet billed” consists of recoverable costs and accrued profit on long-term contracts for which billings had not been presented to the customers because the amounts were not billable at the balance sheet date, net of progress payments of $985,000 and $5,325,000 at September 30, 2003 and 2002, respectively.  Amounts become billable when applicable contractual terms are met.  Such terms vary, and include the achievement of specified milestones, product delivery and stipulated progress payments.  Substantially all such amounts will be billed and collected within one year.

Inventories

Inventories, stated at the lower of cost (first-in, first-out or average) or market, include material, labor and manufacturing overhead costs and are comprised of the following:

	SEPTEMBER 30,
	2003	2002
Finished goods	$50,270,000	$45,288,000
Work in process	42,029,000	37,870,000
Raw materials and supplies	21,704,000	21,634,000
	$114,003,000	$104,792,000

Property, plant and equipment

Depreciation of property, plant and equipment is provided on a straight-line basis over the estimated useful lives of the assets.

Estimated useful lives for property, plant and equipment are as follows:  buildings - 25 to 40 years; machinery and equipment - 2 to 15 years and leasehold improvements - over the life of the lease or life of the improvement, whichever is shorter.  The original cost of fully-depreciated property, plant and equipment remaining in use at September 30, 2003 is approximately $50,000,000.

Property, plant and equipment consists of the following:

	SEPTEMBER 30,
	2003	2002
Land, buildings and building improvements	$ 60,276,000	$ 47,805,000
Machinery and equipment	244,808,000	214,701,000
Leasehold improvements	13,261,000	12,307,000
	318,345,000	274,813,000
Less-Accumulated depreciation and amortization	148,493,000	126,560,000
	$169,852,000	$148,253,000

Acquisitions and costs in excess of fair value of net assets of businesses acquired (“Goodwill”)

In June 2002, the company acquired a 60% interest in Isofilme Ltda., a Brazilian manufacturer of plastic hygienic and specialty films for approximately $18,000,000, including $13,800,000 paid in fiscal 2003.

The above acquisition has been accounted for as a purchase and resulted in an increase in goodwill of $661,000 in 2003 and $15,797,000 in 2002.  Currency translation adjustments related to specialty plastic films’ foreign operations increased goodwill by $4,300,000 in 2003 and decreased goodwill by $4,500,000 in 2002.

Income taxes

The company provides for income taxes using the liability method.  Deferred taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes, as determined under enacted tax laws and rates.  The effect of changes in tax laws or rates is accounted for in the period of enactment.

The provision for income taxes is comprised of the following:

	2003	2002	2001
Current	$25,341,000	$25,781,000	$21,040,000
Deferred	4,535,000	(3,275,000)	4,268,000
	$29,876,000	$22,506,000	$25,308,000

	2003	2002	2001
Federal	$10,947,000	$ 9,193,000	$13,114,000
Foreign	16,386,000	12,206,000	9,939,000
State and local	2,543,000	1,107,000	2,255,000
	$29,876,000	$22,506,000	$25,308,000

The components of income before income taxes are as follows:

	2003	2002	2001
Domestic	$43,534,000	$34,586,000	$38,022,000
Foreign	39,531,000	29,817,000	23,705,000
	$83,065,000	$64,403,000	$61,727,000

The provision for income taxes includes current U.S. Federal income taxes of $5,152,000 in 2003, $12,468,000 in 2002 and $10,152,000 in 2001.  The deferred taxes result primarily from differences in the reporting of depreciation, the allowance for doubtful accounts and other nondeductible accruals.  Prepaid expenses and Other Assets at September 30, 2003 and 2002 include deferred income tax assets aggregating $11,497,000 and $9,300,000, respectively, attributable primarily to nondeductible accruals and allowances.  The company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries because of management’s intent to indefinitely reinvest such earnings and because they can be repatriated with no additional tax liability.  At September 30, 2003, the company’s share of the undistributed earnings of the foreign subsidiaries amounted to approximately $20,000,000.

Cash payments for income taxes were $30,150,000, $31,500,000 and $10,350,000 in 2003, 2002 and 2001, respectively.

The company’s provision for income taxes includes a benefit of $1,700,000 in 2003 and $2,000,000 in 2002 reflecting the resolution of certain previously recorded tax liabilities principally in connection with completed examinations of prior years’ tax returns.  The following table indicates the significant elements contributing to the difference between the U.S. Federal statutory tax rate and the company’s effective tax rate:

	2003	2002	2001

U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
State and foreign income taxes	4.2	5.0	5.0
Resolution of contingencies	(2.0)	(3.1)	—
Other	(1.2)	(2.0)	1.0

Effective tax rate	36.0%	34.9%	41.0%

Research and development costs and shipping and handling costs

Research and development costs not recoverable under contractual arrangements are charged to expense as incurred.  Approximately $17,000,000, $17,000,000, and $13,790,000 in 2003, 2002 and 2001, respectively, was incurred on such research and development.

Selling, general and administrative expenses include shipping and handling costs of $30,100,000 in 2003, $29,000,000 in 2002 and $34,400,000 in 2001.

Accrued liabilities

Accrued liabilities included the following at September 30:

	2003	2002
Payroll and other employee benefits	$39,000,000	$33,900,000
Balance of acquisition purchase price	—	13,000,000
Insurance and related accruals	12,400,000	10,300,000

Earnings per share (EPS)

Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of Common Stock outstanding during the period.  The weighted average number of shares of Common Stock used in determining basic EPS was 32,289,000 in 2003, 33,250,000 in 2002 and 32,965,000 in 2001.

Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of Common Stock outstanding plus additional common shares that could be issued in connection with potentially dilutive securities.  The weighted average number of shares of Common Stock used in determining diluted EPS was 33,597,000 in 2003, 34,951,000 in 2002 and 33,406,000 in 2001 and reflects additional shares in connection with stock option and other stock-based compensation plans.

Options to purchase approximately 1,790,000 shares were not included in the computation of diluted earnings per share for 2001 because the effect would have been anti-dilutive.

Divested operation

In the fourth quarter of fiscal 2002 the company adopted a plan to divest an unprofitable peripheral garage door operation that sold slatted steel coiling doors and related products for commercial users.  Consequently, the company recorded a pre-tax charge of $10,200,000 in connection with the divestiture.  The charge included inventory write-downs of $3,200,000, other asset write-downs aggregating $4,200,000 and accruals for severance and facility costs of $2,800,000.

The accompanying consolidated statements of income for 2002 and 2001 include the divested unit, which had net sales of $28,500,000 in 2002 and $28,700,000 in 2001.  Operating losses of this unit were $4,400,000 in 2002 and $3,700,000 in 2001.

Recent accounting pronouncements

Effective October 1, 2001, the company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142).  SFAS 142 addresses accounting and reporting for acquired goodwill.  It eliminates the previous requirement to amortize goodwill and establishes new requirements with respect to evaluating goodwill and impairment.  With the assistance of a third-party valuation expert, the company ascertained the fair value of its reporting units as part of adopting SFAS 142 and determined that goodwill of the installation services segment was impaired pursuant to the new standard.  The fair value of the installation services segment used in computing the impairment loss was determined through a combination of market based approaches and present value techniques.  Results for the year ended September 30, 2002 included the related cumulative effect of a change in accounting principle in the amount of $24,118,000 (net of an income tax benefit of $2,457,000) to reflect the impairment.

Had SFAS 142 been in effect for the year ended September 30, 2001, the related elimination of goodwill amortization would have increased the company’s net income and earnings per share as follows:

	As Reported	Increase	Pro Forma

Net income	$30,593,000	$1,833,000	$32,426,000

Basic earnings per share of common stock	$.93		$.98

Diluted earnings per share of common stock	$.92		$.97

The Financial Accounting Standards Board has issued Interpretations Nos. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others” and 46, “Consolidation of Variable Interest Entities,” and also issued Statements of Financial Accounting Standards Nos. 146, “Accounting for Costs Associated with Exit and Disposal Activities,”  149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” and 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  Interpretation No. 45 elaborates on disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued.  Interpretation No. 46 addresses consolidation of variable interest entities and related disclosure.  Statement 146 addresses accounting standards for costs associated with exit and disposal activities.  Statement 149 amends and clarifies accounting standards for derivatives.  Statement 150 establishes standards that require certain financial instruments with the characteristics of both liabilities and equity to be classified as liabilities.  Adoption of these pronouncements has not had a material effect on the company’s consolidated results of operations, cash flows or financial condition.

2.                   NOTES PAYABLE AND LONG-TERM DEBT:

At September 30, 2003 and 2002, the company had short-term notes payable of $5,832,000 and $3,809,000, respectively, principally in connection with its European operations.  The interest rate of outstanding short-term debt was 3.9% at September 30, 2003 and 4.2% at September 30, 2002.

Long-term debt at September 30 consisted of the following:

	2003	2002

4% convertible subordinated notes	$130,000,000	$—
Notes payable to banks- revolving credits	4,666,000	45,800,000
Notes payable to banks - term loan	10,498,000	12,840,000
Real estate mortgages	12,896,000	13,783,000
ESOP loan	3,500,000	4,000,000
Industrial Revenue Bonds	—	3,300,000
Other	252,000	1,144,000
	161,812,000	80,867,000
Less: current portion	(6,329,000)	(6,227,000)
	$155,483,000	$74,640,000

In July 2003, the company completed the sale of $130,000,000 of 4% convertible subordinated notes due 2023 (the “Notes”).  Holders may convert the Notes into shares of the company’s Common Stock at an initial conversion price of $24.13 per share, subject to adjustment, which is equal to a conversion rate of approximately 41.4422 shares per $1,000 principal amount of Notes.  The Notes are convertible (1) when the market price of the company’s Common Stock is more than 120% of the conversion price, (2) if the company has called the notes for redemption, (3) if during a 5 day trading period the trading price of the Notes falls below certain thresholds or (4) upon the occurrence of specified corporate transactions.

The company may redeem the Notes on or after July 26, 2010, for cash, at their principal amount plus accrued interest.  Holders of the Notes may require the company to repurchase all or a portion of their Notes on July 18, 2010, 2013 and 2018, and upon a change in control.

Approximately $50,000,000 of the net proceeds from the sale of the Notes was used to repurchase 3,067,484 shares of Common Stock concurrently with the sale of the Notes.  Approximately $49,000,000 of the net proceeds was used to repay revolving credit debt with the remainder to be used for general corporate purposes.

The company and a subsidiary have a credit agreement with several banks.  This agreement, as amended, provides revolving credit through October 2005, after which the credit facility may be converted, at the option of the company, into a reducing revolving credit for two years.  Borrowings under the agreement bear interest based upon the prime rate or LIBOR and are collateralized by the capital stock of a subsidiary.  In July 2003, all outstanding amounts under this agreement were paid with the proceeds of the Notes described above, and the company reduced the maximum amount available under the agreement from $160,000,000 to $100,000,000.

The company’s European operations have bank agreements that provide for revolving credit up to $23,000,000 ($4,666,000 outstanding at September 30, 2003) and a term loan with a balance of $10,498,000 at September 30, 2003.  Borrowings under these agreements bear interest based upon the prime rate or Euribor and mature in 2004.  At September 30, 2003 amounts outstanding under the revolving credit and term loan agreements bore interest at 2.9% and 3.8%, respectively.

Real estate mortgages bear interest at rates ranging from 4.25% to 8.9% with maturities extending through 2007 and are collateralized by real property whose carrying value at September 30, 2003 aggregated approximately $18,000,000.

The company’s ESOP (see Note 4) has a loan agreement the proceeds of which were used to purchase equity securities of the company.  Outstanding borrowings of the ESOP have maturities extending through 2007, bear interest at rates (2.4% at September 30, 2003) based upon the prime rate or LIBOR and are guaranteed by the company.

The following are the maturities of long-term debt outstanding at September 30, 2003:

2004	$6,329,000
2005	13,475,000
2006	5,642,000
2007	6,366,000
2008	—
Later Years	130,000,000

3.              SHAREHOLDERS’ EQUITY:

The company has stock option plans under which options for an aggregate of 8,050,000 shares of Common Stock may be granted.  As of September 30, 2003 options for 684,500 shares remain available for future grants.  The plans provide for the granting of options at an exercise price of not less than 100% of the fair market value per share at date of grant.  Options generally expire ten years after date of grant and become exercisable in equal installments over two years.  Transactions under the plans are as follows:

	NUMBER OF SHARES UNDER OPTION	WEIGHTED AVERAGE EXERCISE PRICE

Outstanding at September 30, 2000	6,250,475	$9.57
Granted	1,158,850	$7.58
Exercised	(84,700)	$7.63
Terminated	(85,250)	$8.91

Outstanding at September 30, 2001	7,239,375	$9.28
Granted	709,200	$13.85
Exercised	(1,307,025)	$7.60
Terminated	(14,075)	$4.89

Outstanding at September 30, 2002	6,627,475	$10.11
Granted	578,050	$13.46
Exercised	(281,225)	$7.09
Terminated	(39,900)	$14.15

Outstanding at September 30, 2003	6,884,400	$10.50

At September 30, 2003 option groups outstanding and exercisable are as follows:

	Outstanding Options
Range of Exercise Prices	Number of Options	Weighted Average Remaining Life	Weighted Average Exercise Price
$12.00 to $17.72	2,890,900	5.9 years	$13.47
$6.82 to $10.11	3,342,300	4.6	$8.70
$5.46 to $6.65	651,200	6.0	$6.53

	Exercisable Options
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price

$12.00 to $15.29	1,985,525	$13.42
$6.82 to $10.11	3,342,300	$8.70
$5.46 to $6.65	651,200	$6.53

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, permits an entity to account for employee stock-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees”, or adopt a fair value based method of accounting for such compensation.  The company has elected to account for stock-based compensation under Opinion No. 25.  Accordingly, no compensation expense has been recognized in connection with options granted.  Had compensation expense for options granted been determined based on the fair value at the date of grant in accordance with Statement No. 123, the company’s net income and earnings per share would have been as follows:

	2003	2002	2001
Net income
As reported	$43,022,000	$9,936,000	$30,593,000
Pro forma	40,441,000	7,313,000	28,354,000

Earnings per share
As reported -
Basic	$1.33	$.30	$.93
Diluted	1.28	.28	.92

Pro forma -
Basic	$1.25	$.22	$.86
Diluted	1.19	.21	.85

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model.  The weighted average fair values of options granted in fiscal 2003, 2002 and 2001 were $6.51, $6.46 and $3.98, respectively, based upon the following weighted average assumptions:  expected volatility (.388 in 2003, .336 in 2002 and .338 in 2001), risk-free interest rate (4.23% in 2003, 4.59% in 2002 and 5.57% in 2001), expected life (7 years in 2003, 2002 and 2001), and expected dividend yield (0% in 2003, 2002 and 2001).

The company has an Outside Director Stock Award Plan (the “Outside Director Plan”), which was approved by the shareholders in 1994, under which 330,000 shares may be issued to non-employee directors.  Annually, each eligible director is awarded shares of the company’s Common Stock having a value of $10,000 which vests over a three-year period.  For shares issued under the Outside Director Plan, the fair market value of the shares at the date of issuance is amortized to compensation expense over the vesting period.  The related deferred compensation has been reflected as a reduction of shareholders’ equity.  In 2003, 2002 and 2001, 7,300, 6,730 and 15,631 shares, respectively, were issued under the Outside Director Plan.

As of September 30, 2003, a total of approximately 13,728,000 shares of the company’s authorized Common Stock were reserved for issuance in connection with the 4% convertible subordinated notes (5,387,000 shares) and stock compensation plans (8,341,000 shares).

The company has a shareholder rights plan which provides for one right to be attached to each share of Common Stock.  The rights are currently not exercisable or transferable apart from the Common Stock, and have no voting power.  Under certain circumstances, each right entitles the holder to purchase, for $34, 11 ten-thousandths of a share of a new series of participating preferred stock, which is substantially equivalent to one share of Common Stock.  These rights would become exercisable if a person or group acquires 10% or more of the company’s Common Stock or announces a tender offer which would increase the person’s or group’s beneficial ownership to 10% or more of the company’s Common Stock, subject to certain exceptions.  After a person or group acquires 10% or more of the company’s Common Stock, each right (other than those held by the acquiring party) will entitle the holder to purchase Common Stock having a market price of two times the exercise price.  If the company is acquired in a merger or other business combination, each exercisable right entitles the holder to purchase Common Stock of the acquiring company or an affiliate having a market price of two times the exercise price of the right.  In certain events the Board of Directors may exchange each right (other than those held by an acquiring party) for one share of the company’s Common Stock or 11 ten-thousandths of a share of a new series of participating preferred stock.  The rights expire on May 9, 2006 and can be redeemed at $.01 per right at any time prior to becoming exercisable.

A wholly-owned subsidiary of the company has a lease agreement that limits dividends and advances it may pay to the parent company.  The agreement permits the payment of income taxes based on a tax sharing arrangement, and dividends based on a percentage of the subsidiary’s net income.  At September 30, 2003 the subsidiary had net assets of approximately $280,000,000.

4.             PENSION PLANS:

The company has pension plans that cover substantially all employees, most of which are defined contribution plans.  Company contributions to the defined contribution plans are generally based upon various percentages of compensation, and aggregated $7,300,000 in 2003, $7,400,000 in 2002 and $5,900,000 in 2001.  The company also has defined benefit pension plans covering certain employees.

Plan assets and benefit obligations of the defined benefit plans are as follows:

	September 30,
	2003	2002
Change in benefit obligation
Projected benefit obligation, beginning of year	$27,367,000	$23,100,000
Service cost	1,042,000	952,000
Interest cost	2,066,000	1,801,000
Amendments	—	58,000
Actuarial loss	4,287,000	1,932,000
Benefit payments	(484,000)	(476,000)
Projected benefit obligation, end of year	34,278,000	27,367,000

Change in plan assets
Fair value of plan assets, beginning of year	10,460,000	12,135,000
Actual return on plan assets	1,785,000	(1,248,000)
Contributions	169,000	49,000
Benefits paid	(484,000)	(476,000)
Fair value of plan assets, end of year	11,930,000	10,460,000

Reconciliation of funded status
Projected benefit obligation in excess of plan assets	(22,348,000)	(16,907,000)
Unrecognized net loss	11,378,000	8,540,000
Unrecognized prior service cost	77,000	88,000
Unrecognized net transition asset	2,659,000	2,973,000
Net amount recognized	$(8,234,000)	$(5,306,000)

Balance sheet amounts
Accumulated other comprehensive income	$10,941,000	$8,265,000
Intangible asset	2,741,000	3,066,000
Accrued pension liabilities	(21,916,000)	(16,637,000)
Net amount recognized	$(8,234,000)	$(5,306,000)

Net periodic pension cost for the defined benefit plans was as follows:

	2003	2002	2001
Service cost	$1,042,000	$952,000	$894,000
Interest cost	2,066,000	1,801,000	1,661,000
Expected return on plan assets	(873,000)	(1,301,000)	(1,097,000)
Amortization of net actuarial loss	538,000	190,000	155,000
Amortization of prior service cost	11,000	8,000	8,000
Amortization of transition obligation	312,000	312,000	312,000
	$3,096,000	$1,962,000	$1,933,000

The following actuarial assumptions were used for the company’s defined benefit pension plans:

	2003	2002	2001
Discount rate	6.50%	7.25% - 8.00%	7.75% - 8.00%
Expected return on plan assets	8.50%	9.20%	9.20%
Compensation rate increase	3.00% - 5.50%	3.00% - 5.50%	3.00% - 5.50%

Pursuant to the provisions of Statement of Financial Accounting Standards No. 88, “Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, modifications to certain subsidiary employee benefits and related benefit freezes resulted in the recognition of a pretax curtailment gain of $3,156,000 in 2001.

The company has an Employee Stock Ownership Plan (“ESOP”) that covers substantially all employees.  Shares of the ESOP which have been allocated to employee accounts are charged to expense based on the fair value of the shares transferred and are treated as outstanding in earnings per share calculations.  Compensation expense under the ESOP was $637,000 in 2003, $718,000 in 2002 and $384,000 in 2001.  The cost of shares held by the ESOP and not yet allocated to employees is reported as a reduction of shareholders’ equity.

5.             COMMITMENTS AND CONTINGENCIES:

The company and its subsidiaries rent real property and equipment under operating leases expiring at various dates.  Most of the real property leases have escalation clauses related to increases in real property taxes.

Future minimum payments under noncancellable operating leases consisted of the following at September 30, 2003:

2004	$24,785,000
2005	18,308,000
2006	12,256,000
2007	8,649,000
2008	4,743,000
Later years	4,853,000

Rent expense for all operating leases totaled approximately $30,900,000, $30,500,000, and $31,800,000 in 2003, 2002 and 2001, respectively.

The company is subject to various laws and regulations relating to the protection of the environment and is a party to legal proceedings arising in the ordinary course of business.  Under a Consent Order entered into with the New York State Department of Environmental Conservation, a subsidiary of the company has performed a remedial investigation and currently is performing a supplemental remedial investigation at a site in Peekskill, New York which was sold in 1982.  Based on facts presently known to it, the company believes that the resolution of such matters will not have a material adverse effect on its consolidated financial position, results of operations and cash flows.

6.                                      QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

Quarterly results of operations for the years ended September 30, 2003 and 2002 are as follows:

	QUARTERS ENDED
	September 30, 2003	June 30, 2003	March 31, 2003	December 31, 2002

Net sales	$362,619,000	$312,547,000	$277,330,000	$302,154,000
Gross profit	105,099,000	87,452,000	75,844,000	86,998,000
Net income	16,163,000	11,322,000	4,617,000	10,920,000
Earnings per share of common stock(1):
Basic	$.53	$.34	$.14	$.33
Diluted	$.50	$.33	$.14	$.32

	QUARTERS ENDED
	September 30, 2002		June 30, 2002	March 31, 2002	December 31, 2001
Net sales	$326,059,000		$297,335,000	$267,308,000	$301,902,000
Gross profit	90,800,000		85,108,000	74,775,000	83,840,000
Net income (loss)	7,220,000	(2)	11,437,000	4,815,000	(13,536,000	)(3)
Earnings per share of common stock(1):
Basic	$.22		$.34	$.14	$(.41)
Diluted	$.21		$.32	$.14	$(.39)

(1)                          Earnings per share are computed independently for each of the quarters presented on the basis described in Note 1.  The sum of the quarters may not be equal to the full year earnings per share amounts.

(2)                          Includes a pre-tax charge of $10,200,000 for the divestiture of an unprofitable peripheral operation (see Note 1).

(3)                          Includes the cumulative effect of a change in accounting principle (see Note 1) in the amount of $24,118,000 ($.73 per basic share and $.70 per diluted share).

7.                                      BUSINESS SEGMENTS:

The company’s reportable business segments are as follows - Garage Doors (manufacture and sale of residential and commercial/industrial garage doors, and related products); Installation Services (sale and installation of building products, primarily for new construction, such as garage doors, garage door openers, manufactured fireplaces and surrounds, cabinets and flooring); Electronic Information and Communication Systems (communication and information systems for government and commercial markets); and Specialty Plastic Films (manufacture and sale of plastic films and film laminates for baby diapers, adult incontinence care products, disposable surgical and patient care products and plastic packaging).  The company’s reportable segments are distinguished from each other by types of products and services offered, classes of customers, production and distribution methods, and separate management.

The company evaluates performance and allocates resources based on operating results before interest income or expense, income taxes and certain nonrecurring items of income or expense.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies, including the use of the percentage of completion method of accounting by the Electronic Information and Communication Systems segment (see Note 1).  Intersegment sales are based on prices negotiated between the segments, and intersegment sales and profits are not eliminated in evaluating performance of a segment.

Information on the company’s business segments is as follows:

	Garage Doors	Installation Services	Electronic Information and Communication Systems	Specialty Plastic Films	Totals
Revenues from external customers -
2003	$404,723,000	$289,324,000	$178,693,000	$381,910,000	$1,254,650,000
2002	418,979,000	278,610,000	195,430,000	299,585,000	1,192,604,000
2001	402,788,000	268,455,000	191,782,000	297,100,000	1,160,125,000

Intersegment revenues -
2003	$23,714,000	$85,000	$—	$—	$23,799,000
2002	25,464,000	221,000	—	—	25,685,000
2001	25,813,000	303,000	—	—	26,116,000

Segment profit -
2003	$33,755,000	$7,380,000	$14,161,000	$44,244,000	$99,540,000
2002	25,414,000	7,736,000	15,156,000	40,278,000	88,584,000
2001	18,223,000	6,099,000	16,076,000	41,772,000	82,170,000

Segment assets -
2003	$151,373,000	$65,332,000	$159,158,000	$197,633,000	$573,496,000
2002	149,844,000	67,066,000	159,516,000	145,458,000	521,884,000
2001	165,483,000	89,684,000	157,590,000	120,821,000	533,578,000

Segment capital expenditures -
2003	$7,303,000	$1,351,000	$4,325,000	$30,002,000	$42,981,000
2002	4,553,000	1,236,000	4,736,000	12,650,000	23,175,000
2001	6,444,000	3,012,000	6,653,000	10,519,000	26,628,000

Depreciation and amortization expense -
2003	$7,250,000	$1,304,000	$3,778,000	$12,170,000	$24,502,000
2002	6,652,000	1,085,000	3,721,000	10,641,000	22,099,000
2001	7,520,000	1,995,000	4,052,000	10,161,000	23,728,000

Goodwill at September 30, 2003 includes $12,900,000 attributable to the garage doors segment, $14,300,000 in the electronic information and communication systems segment and $22,800,000 in the specialty plastic films segment.

Following are reconciliations of segment profit, assets, capital expenditures and depreciation and amortization expense to amounts reported in the consolidated financial statements:

	2003	2002	2001
Profit -
Profit for all segments	$99,540,000	$88,584,000	$82,170,000
Unallocated amounts	(12,290,000)	(10,278,000)	(11,337,000)
Loss on divestiture (Note 1)	—	(10,200,000)	—
Interest expense, net	(4,185,000)	(3,703,000)	(9,106,000)

Income before income taxes	$83,065,000	$64,403,000	$61,727,000

Assets -
Total for all segments	$573,496,000	$521,884,000	$533,578,000
Unallocated amounts	107,273,000	68,518,000	54,305,000
Intersegment eliminations	(2,039,000)	(2,708,000)	(2,890,000)

Total consolidated assets	$678,730,000	$587,694,000	$584,993,000

Capital expenditures -
Total for all segments	$42,981,000	$23,175,000	$26,628,000
Unallocated amounts	1,068,000	1,125,000	50,000

Total consolidated capital expenditures	$44,049,000	$24,300,000	$26,678,000

Depreciation and amortization expense -
Total for all segments	$24,502,000	$22,099,000	$23,728,000
Unallocated amounts	1,680,000	538,000	476,000

Total consolidated depreciation and amortization	$26,182,000	$22,637,000	$24,204,000

Revenues, based on the customers’ locastions, and property, plant and equipment attributed to the United States and all other countries are as follows:

	2003	2002	2001
Revenues by geographic area -
United States	$950,686,000	$936,704,000	$921,046,000
Germany	57,345,000	41,366,000	51,179,000
United Kingdom	37,899,000	35,650,000	36,247,000
Canada	27,167,000	23,405,000	24,925,000
Poland	35,907,000	31,176,000	27,494,000
All other countries	145,646,000	124,303,000	99,234,000

Consolidated net sales	$1,254,650,000	$1,192,604,000	$1,160,125,000

Property, plant and equipment by geographic area -
United States	$112,517,000	$107,248,000	$108,291,000
Germany	55,964,000	39,929,000	37,640,000
All other countries	1,371,000	1,076,000	—

Consolidated property, plant and equipment	$169,852,000	$148,253,000	$145,931,000

Sales to a customer of the specialty plastic films segment were approximately $285,000,000 in 2003, $214,000,000 in 2002 and $209,000,000 in 2001. Sales to the United States Government and its agencies, either as a prime contractor or subcontractor, aggregated approximately $103,000,000 in 2003, $102,000,000 in 2002 and $100,000,000 in 2001, all of which are included in the electronic information and communication systems segment. Unallocated amounts include general corporate expenses and assets, which consist mainly of cash, investments, and other assets not attributable to any reportable segment.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 30, 2002, the company dismissed Arthur Andersen LLP as its independent public accountants and, as of May 1, 2002, engaged PricewaterhouseCoopers LLP as its independent public accountants for the fiscal year ending September 30, 2002, as previously disclosed in the company’s Report on Form 8-K dated April 30, 2002.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures, as required by Exchange Act Rule 13a-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in Internal Controls

There were no significant changes in the company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Limitations on the Effectiveness of Controls

The company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within a company have been detected.

PART III

The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to the company’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in February, 2004, to be filed with the Securities and Exchange Commission within 120 days following the end of the company’s fiscal year ended September 30, 2003.  Information relating to the executive officers of the Registrant appears under Item 1 of this report.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following consolidated financial statements of Griffon Corporation and subsidiaries are included in Item 8:

(a) 1. Financial Statements

2. Schedules

I	Condensed Financial Information of Registrant
II	Valuation and Qualifying Accounts

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

4.3

Indenture, dated as of July 18, 2003, between Registrant and American Stock Transfer and Trust Company, as Trustee, including the form of 4.0% Contingent Convertible Subordinated Note due 2003 (Exhibit 4.1 of Form S-3 Registration Statement No. 333-109171)

4.4

Registration Rights Agreement, dated July 18, 2003, by and between Registrant and Deutsche Bank Securities, as representative of the initial purchasers of 4.0% Contingent Convertible Subordinated Notes due 2003 (Exhibit 4.2 of Form S-3 Registration Statement No. 333-109171)

10.1	Employment Agreement dated as of July 1, 2001 between the Registrant and Harvey R. Blau (Exhibit 10.1 of Current Report on Form 8-K dated May 2, 2001)

10.2	Employment Agreement dated as of July 1, 2001 between the Registrant and Robert Balemian (Exhibit 10.2 of Current Report on Form 8-K dated May 2, 2001)

10.3

Form of Trust Agreement between the Registrant and U.S. Trust Company of California, N.A., as Trustee, relating to the company’s Employee Stock Ownership Plan (Exhibit 10.3 of Annual Report on Form 10-K for the year ended September 30, 1994)

10.4	1992 Non-Qualified Stock Option Plan (Exhibit 10.10 of Annual Report on Form 10-K for the year ended September 30, 1993)

10.5	Non-Qualified Stock Option Plan (Exhibit 10.12 of Annual Report on Form 10-K for the year ended September 30, 1998)

10.6	Form of Indemnification Agreement between the Registrant and its officers and directors (Exhibit 28 to Current Report on form 8-K dated May 3, 1990)

10.7	Outside Director Stock Award Plan (Exhibit 4 of Form S-8 Registration Statement No. 33-52319)

10.8	1995 Stock Option Plan (Exhibit 4 of Form S-8 Registration Statement No. 33-57683)

10.9	1997 Stock Option Plan (Exhibit 4.2 of Form S-8 Registration Statement No. 333-21503)

10.10	2001 Stock Option Plan (Exhibit 4.1 of Form S-8 Registration Statement No. 333-67760)

10.11	Senior Management Incentive Compensation Plan (Exhibit 4.2 of Form S-8 Registration Statement No. 333-62319)

10.12	1998 Employee and Director Stock Option Plan, as amended (Exhibit 4.1 of Form S-8 Registration Statement No. 333-102742)

10.13	1998 Stock Option Plan (Exhibit 4.1 of Form S-8 Registration Statement No. 333-62319)

10.14	Amendment to Employment Agreement between the Registrant and Harvey R. Blau dated August 8, 2003 (Exhibit 10.1 of Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

10.15	Amendment to Employment Agreement between the Registrant and Robert Balemian dated August 8, 2003 (Exhibit 10.2 of Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

14**	Code of Ethics for Senior Financial Officers

21

The following lists the company’s significant subsidiaries all of which are wholly-owned by the company.  The names of certain subsidiaries which do not, when considered in the aggregate, constitute a significant subsidiary, have been omitted.

Name of Subsidiary	State of Incorporation

Clopay Corporation	Delaware
Telephonics Corporation	Delaware

23.1**	Consent of PricewaterhouseCoopers LLP

23.2*	Consent of Arthur Andersen LLP

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act

31.2**	Certificate of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.

*  Not required pursuant to Rule 437a.

** Filed herewith.  All other exhibits are incorporated herein by reference to the exhibit indicated in the parenthetical references.

The following undertakings are incorporated into the company’s Registration Statements on Form S-8 and S-3 (Registration Nos. 33-39090, 33-62966, 33-52319, 33-57683, 333-21503, 333-62319, 333-84409, 333-67760, 333-88422, 333-102742 and 333-109171).

(a)                                  The undersigned registrant hereby undertakes:

(1)          To file, during any period in which offers or sales are being made, a post-effective amendment to this registration statement:

(i)                                     To include any prospectus required by Section 10(a)(3) of the Securities Act of 1933;

(ii)                                  To reflect in the prospectus any facts or events arising after the effective date of the registration statement (or the most recent post-effective amendment thereof) which, individually or in the aggregate, represent a fundamental change in the information set forth in the registration statement.  Notwithstanding the foregoing, any increase or decrease in volume of securities offered (if the total dollar value of securities offered would not exceed that which was registered) and any deviation from the low or high end of the estimated maximum offering range may be reflected in the form of prospectus filed with the Commission pursuant to Rule 424(b) if, in the aggregate, the changes in volume and price represent no more than 20 percent change in the maximum aggregate offering price set forth in the “Calculation of Registration Fee” table in the effective registration statement.

(iii)                               To include any material information with respect to the plan of distribution not previously disclosed in the registration statement or any material change to such information in the registration statement;

Provided, however, that paragraphs (a)(1)(i) and (a)(1)(ii) do not apply if the registration statement is on Form S-3, Form S-8 or Form F-3, and the information required to be included in a post-effective amendment by those paragraphs is contained in periodic reports filed with or furnished to the Commission by the registrant pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 that are incorporated by reference in the registration statement.

(2)          That, for the purpose of determining any liability under the Securities Act of 1933, each such post-effective amendment shall be deemed to be a new registration statement relating to the securities offered therein, and the offering of such securities at that time shall be deemed to be the initial bonafide offering thereof.

(3)          To remove from registration by means of a post-effective amendment any of the securities being registered which remain unsold at the termination of the offering.

(b)                                 The undersigned registrant hereby undertakes that, for purposes of determining any liability under the Securities Act of 1933, each filing of the registrant’s annual report pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (and, where applicable, each filing of an employee benefit plan’s annual report pursuant to Section 15(d) of the Securities Exchange Act of 1934) that is incorporated by reference in the registration statement shall be deemed to be a new registration statement relating to the securities offered therein, and the offering of such securities at that time shall be deemed to be the initial bona fide offering thereof.

(c)                                  Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.  In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of December 2003.

GRIFFON CORPORATION

By:	/s/ Harvey R. Blau
Harvey R. Blau,
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 19, 2003 by the following persons in the capacities indicated:

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
Lester L. Wolff

GRIFFON CORPORATION

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)
BALANCE SHEETS - SEPTEMBER 30, 2003 AND 2002

	September 30,
	2003	2002
ASSETS
Current Assets:
Cash and cash equivalents	$35,117,000	$5,335,000
Prepaid expenses and other current assets	11,219,000	7,699,000
Total current assets	46,336,000	13,034,000

Property, plant & equipment at cost, less accumulated depreciation	1,439,000	166,000

Investment in subsidiaries	399,212,000	333,394,000

Other assets	12,614,000	9,796,000

	$459,601,000	$356,390,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$500,000	$500,000
Accounts payable and accrued liabilities	24,880,000	18,899,000
Income taxes	1,129,000	—
Total current liabilities	26,509,000	19,399,000

Long-term liabilities:
Convertible subordinated notes	130,000,000	—
Notes payable to banks - revolving credit	—	29,000,000
Other	19,038,000	15,022,000
	149,038,000	44,022,000

Shareholders’ equity	284,054,000	292,969,000

	$459,601,000	$356,390,000

S-1

GRIFFON CORPORATION

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

(PARENT COMPANY ONLY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30,

	2003	2002	2001

Costs and Expenses:
General and administrative expenses	$11,640,000	$10,341,000	$10,028,000
Interest expense and other, net	2,325,000	1,435,000	1,969,000
	13,965,000	11,776,000	11,997,000

Loss before credit for federal income taxes and equity in net income of subsidiaries	(13,965,000)	(11,776,000)	(11,997,000)

Credit for federal income taxes resulting from tax sharing arrangement with subsidiaries	(8,451,000)	(6,015,000)	(4,178,000)
Loss before equity in net income of subsidiaries	(5,514,000)	(5,761,000)	(7,819,000)

Equity in net income of subsidiaries before the cumulative effect of a change in accounting principle	48,536,000	39,815,000	38,412,000

Income before cumulative effect of a change in accounting principle	43,022,000	34,054,000	30,593,000

Cumulative effect of a change in accounting principle, net of income taxes	—	(24,118,000)	—

Net income	$43,022,000	$9,936,000	$30,593,000

S-1a

GRIFFON CORPORATION

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

(PARENT COMPANY ONLY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30,

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$43,022,000	$9,936,000	$30,593,000
Adjustments to reconcile net income to net cash provided (used) by operating activities -
Cumulative effect of a change in accounting principle	—	24,118,000	—
Deferred income taxes	5,795,000	(3,275,000)	2,962,000
Equity in net income of subsidiaries	(48,536,000)	(39,815,000)	(38,412,000)
Change in assets and liabilities -
Increase in prepaid expenses and other assets	(1,262,000)	(316,000)	(237,000)
Increase (decrease) in accounts payable, accrued liabilities and income taxes payable	(2,540,000)	3,051,000	8,021,000
Other changes, net	2,456,000	5,077,000	2,646,000
Total adjustments	(44,087,000)	(11,160,000)	(25,020,000)
Net cash provided (used) by operating activities	(1,065,000)	(1,224,000)	5,573,000

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of property, plant and equipment	(1,068,000)	—	(50,000)
Advances to subsidiaries	(18,000,000)	—	—
Distributions from subsidiaries	13,000,000	38,000,000	29,506,000
Net cash provided (used) by investing activities	(6,068,000)	38,000,000	29,456,000

CASH FLOWS FROM FINANCING ACTIVITIES:

Purchase of treasury shares	(60,655,000)	(11,874,000)	(97,000)
Proceeds from issuance of long-term debt	147,000,000	—	—
Payment of long-term debt	(46,500,000)	(29,500,000)	(34,500,000)
Exercise of stock options	1,288,000	6,788,000	646,000
Payment of debt issuance costs	(4,218,000)	—	—
Other, net	—	(504,000)	199,000
Net cash provided (used) by financing activities	36,915,000	(35,090,000)	(33,752,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	29,782,000	1,686,000	1,277,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	5,335,000	3,649,000	2,372,000
CASH AND CASH EQUIVALENTS AT END OF YEAR	$35,117,000	$5,335,000	$3,649,000

S-1b

GRIFFON CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001

		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Profit and Loss	Charged to Other Accounts	Accounts Written Off	Other		Balance at End of Period

FOR THE YEAR ENDED SEPTEMBER 30, 2003:
Allowance for doubtful accounts:
Bad debts	$5,705,000	$1,879,000	$847,000	$3,050,000	$—		$5,381,000
Sales returns and allowances	3,029,000	1,102,000	228,000	1,775,000	—		2,584,000
	$8,734,000	$2,981,000	$1,075,000	$4,825,000	$—		$7,965,000

Inventory valuation	$7,635,000	$2,623,000	$242,000	$2,990,000	$—		$7,510,000

FOR THE YEAR ENDED SEPTEMBER 30, 2002:
Allowance for doubtful accounts:
Bad debts	$6,851,000	$1,406,000	$631,000	$3,128,000	$55,000		$5,705,000
Sales returns and allowances	3,721,000	887,000	119,000	846,000	852,000	(1)	3,029,000
	$10,572,000	$2,293,000	$750,000	$3,974,000	$907,000		$8,734,000

Inventory valuation	$7,445,000	$4,157,000	$64,000	$4,031,000	$—		$7,635,000

FOR THE YEAR ENDED SEPTEMBER 30, 2001:
Allowance for doubtful accounts:
Bad debts	$6,064,000	$4,836,000	$644,000	$2,574,000	$2,119,000	(1)	$6,851,000
Sales returns and allowances	3,430,000	2,979,000	114,000	2,696,000	106,000		3,721,000
	$9,494,000	$7,815,000	$758,000	$5,270,000	$2,225,000		$10,572,000

Inventory valuation	$7,869,000	$3,374,000	$30,000	$3,828,000	$—		$7,445,000

(1) Reclassified to other balance sheet accounts

S-2