Form 10-Q
period 2003-12-31
GRIFFON CORP
filed 2004-02-17
CIK 50725

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 1-6620

GRIFFON CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	11-1893410 (I.R.S. Employer Identification No.)
100 JERICHO QUADRANGLE, JERICHO, NEW YORK (Address of principal executive offices)	11753 (Zip Code)
(516) 938-5544 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 29,575,783 shares of Common Stock as of January 30, 2004.

FORM 10-Q

CONTENTS

i

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2003	September 30, 2003
	(Unaudited)	(Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$67,149,000	$69,816,000
Accounts receivable, less allowance for doubtful accounts	162,784,000	173,942,000
Contract costs and recognized income not yet billed	37,745,000	46,642,000
Inventories (Note 2)	111,814,000	114,003,000
Prepaid expenses and other current assets	51,040,000	39,280,000

Total current assets	430,532,000	443,683,000

PROPERTY, PLANT AND EQUIPMENT at cost, less accumulated depreciation and amortization of $158,153,000 at December 31, 2003 and $148,493,000 at September 30, 2003	181,754,000	169,852,000

OTHER ASSETS:
Costs in excess of fair value of net assets of businesses acquired	50,428,000	49,983,000
Other	15,481,000	15,212,000

	65,909,000	65,195,000

	$678,195,000	$678,730,000

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2003	September 30, 2003
	(Unaudited)	(Note 1)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts and notes payable	$71,767,000	$75,387,000
Other current liabilities	105,671,000	118,676,000

Total current liabilities	177,438,000	194,063,000
LONG-TERM DEBT	158,448,000	155,483,000
OTHER LIABILITIES AND DEFERRED CREDITS	28,566,000	27,539,000

Total liabilities	364,452,000	377,085,000

MINORITY INTEREST	17,503,000	17,591,000

SHAREHOLDERS' EQUITY:
Preferred stock, par value $.25 per share, authorized 3,000,000 shares, no shares issued	—	—
Common stock, par value $.25 per share, authorized 85,000,000 shares, issued 37,611,742 shares at December 31, 2003 and 36,625,717 shares at September 30, 2003; 7,978,109 and 7,165,919 shares in treasury at December 31, 2003 and September 30, 2003, respectively	9,403,000	9,156,000
Other shareholders' equity	286,837,000	274,898,000

Total shareholders' equity	296,240,000	284,054,000

	$678,195,000	$678,730,000

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2003	2002
Net sales	$338,502,000	$302,154,000
Cost of sales	240,882,000	215,156,000

Gross profit	97,620,000	86,998,000
Selling, general and administrative expenses	70,808,000	65,346,000

Income from operations	26,812,000	21,652,000

Other income (expense):
Interest expense	(2,041,000)	(1,105,000)
Other, net	887,000	534,000

	(1,154,000)	(571,000)

Income before income taxes	25,658,000	21,081,000
Provision for income taxes	9,493,000	8,011,000

Income before minority interest	16,165,000	13,070,000
Minority interest	(3,050,000)	(2,150,000)

Net income	$13,115,000	$10,920,000

Basic earnings per share of common stock (Note 3)	$.44	$.33

Diluted earnings per share of common stock (Note 3)	$.41	$.32

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,115,000	$10,920,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,001,000	6,207,000
Minority interest	3,050,000	2,150,000
Provision for losses on accounts receivable	470,000	217,000
Change in assets and liabilities:
Decrease in accounts receivable and contract costs and recognized income not yet billed	21,238,000	16,364,000
(Increase) decrease in inventories	3,103,000	(3,896,000)
Increase in prepaid expenses and other assets	(3,272,000)	(2,604,000)
Decrease in accounts payable, accrued liabilities and income taxes	(21,299,000)	(18,322,000)
Other changes, net	1,799,000	(1,227,000)

Total adjustments	12,090,000	(1,111,000)

Net cash provided by operating activities	25,205,000	9,809,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(14,452,000)	(9,830,000)
Balance paid for acquired business	—	(13,112,000)
Proceeds from divestiture	—	1,426,000
(Increase) decrease in equipment lease deposits	(6,881,000)	3,494,000

Net cash used in investing activities	(21,333,000)	(18,022,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares	(6,109,000)	(3,834,000)
Proceeds from issuance of long-term debt	3,774,000	17,000,000
Payments of long-term debt	(2,816,000)	(2,642,000)
Increase in short-term borrowings	—	1,399,000
Distributions to minority interests	(3,961,000)	(5,072,000)
Exercise of stock options	1,383,000	36,000
Other, net	(61,000)	—

Net cash provided by (used in) financing activities	(7,790,000)	6,887,000

Effect of exchange rates on cash and cash equivalents	1,251,000	1,084,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,667,000)	(242,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	69,816,000	45,749,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$67,149,000	$45,507,000

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Basis of Presentation—

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004. The balance sheet at September 30, 2003 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report to shareholders for the year ended September 30, 2003.

(2)    Inventories—

        Inventories, stated at the lower of cost (first-in, first-out or average) or market, are comprised of the following:

	December 31, 2003	September 30, 2003
Finished goods	$47,944,000	$50,270,000
Work in process	43,226,000	42,029,000
Raw materials and supplies	20,644,000	21,704,000

	$111,814,000	$114,003,000

(3)    Earnings per share (EPS) and accounting for stock-based compensation—

        Basic EPS is calculated by dividing income by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock used in determining basic EPS was 29,820,000 for the three months ended December 31, 2003 and 33,123,000 for the three months ended December 31, 2002.

        Diluted EPS is calculated by dividing income by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with potentially dilutive securities. The weighted average number of shares of common stock used in determining diluted EPS was 31,734,000 and 34,041,000 for the three months ended December 31, 2003 and 2002, respectively, and reflects additional shares in connection with stock option and other stock-based compensation plans.

        Options to purchase approximately 2,059,000 shares of common stock were not included in the computation of diluted earnings per share for the three months ended December 31, 2002, because the effect would have been antidilutive.

        Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure", permits an entity to continue to account for employee stock-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees", or adopt a fair value based method of accounting for such compensation. The company has elected to continue to account for stock-based compensation under Opinion No. 25. Accordingly, no compensation expense has been recognized in connection with options granted. Had compensation expense for options granted been determined based on the fair value at the date of grant in accordance with Statement No. 123, the company's net income and earnings per share would have been as follows:

	Three Months Ended December 31,
	2003	2002
Net income, as reported	$13,115,000	$10,920,000
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(587,000)	(637,000)

Pro forma net income	$12,528,000	$10,283,000

Earnings per share:
Basic — as reported	$.44	$.33

Basic — pro forma	$.42	$.31

Diluted — as reported	$.41	$.32

Diluted — pro forma	$.39	$.30

(4)    Business segments—

        The company's reportable business segments are as follows—Garage Doors (manufacture and sale of residential and commercial/industrial garage doors, and related products); Installation Services (sale and installation of building products primarily for new construction, such as garage doors, garage door openers, manufactured fireplaces and surrounds, cabinets and flooring); Electronic Information and Communication Systems (communication and information systems for government and commercial markets) and Specialty Plastic Films (manufacture and sale of plastic films and film laminates for baby diapers, adult incontinence care products, disposable surgical and patient care products and plastic packaging).

        Information on the company's business segments is as follows:

	Garage Doors	Installation Services	Specialty Plastic Films	Electronic Information and Communication Systems	Totals
Revenues from external customers -
Three months ended December 31, 2003	$116,193,000	$76,668,000	$104,001,000	$41,640,000	$338,502,000
Three months ended December 31, 2002	106,763,000	72,288,000	87,342,000	35,761,000	302,154,000
Intersegment revenues -
Three months ended December 31, 2003	$5,667,000	$37,000	$—	$—	$5,704,000
Three months ended December 31, 2002	6,700,000	32,000	—	—	6,732,000
Segment profit -
Three months ended December 31, 2003	$13,260,000	$3,006,000	$12,940,000	$2,030,000	$31,236,000
Three months ended December 31, 2002	10,917,000	1,679,000	10,666,000	1,722,000	24,984,000

        Following is a reconciliation of segment profit to amounts reported in the consolidated financial statements:

	Three Months Ended December 31,
	2003	2002
Profit for all segments	$31,236,000	$24,984,000
Unallocated amounts	(3,728,000)	(3,134,000)
Interest expense, net	(1,850,000)	(769,000)

Income before income taxes	$25,658,000	$21,081,000

        Goodwill at December 31, 2003 includes $12.9 million attributable to the garage doors segment, $14.3 million in the electronic information and communication systems segment and $23.2 million in the specialty plastic films segment.

(5)    Comprehensive income—

        Comprehensive income, which consists of net income and foreign currency translation adjustments, was $16.2 million and $13.3 million for the three-month periods ended December 31, 2003 and 2002, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Net sales for the quarter ended December 31, 2003 increased to $338,502,000, up from $302,154,000 for the first quarter of fiscal 2003. Income before income taxes increased to $25,658,000 from $21,081,000 last year. The first quarter saw continued emphasis on operating margins, with each segment improving its profitability over last year. The specialty plastic films segment had a strong quarter, accounting for almost half of the sales increase. Both specialty plastic films and garage doors contributed equally to the profit growth with both segments achieving a 21% operating profit increase.

        Capital expansion remains a significant operational focus of the specialty plastic films segment. Additional film capacity has been added in its North American operations and additional printing capacity is being added in Europe and North America. Substantial additional film capacity to be added over the balance of the year and into fiscal 2005 is planned for operations in Germany and in Brazil. These investments, which will incorporate engineering and technology upgrades, are expected to provide for future geographic expansion and development of new markets.

RESULTS OF OPERATIONS

        Operating results (in thousands) by business segment were as follows for the quarters ended December 31:

	Net Sales		Segment Operating Profit
	2003	2002	2003	2002
Garage doors	$121,860	$113,463	$13,260	$10,917
Installation services	76,705	72,320	3,006	1,679
Specialty plastic films	104,001	87,342	12,940	10,666
Electronic information
and communication systems	41,640	35,761	2,030	1,722
Intersegment revenues	(5,704)	(6,732)	—	—

	$338,502	$302,154	$31,236	$24,984

Garage Doors

        Net sales of the garage door segment increased by $8.4 million or 7.4% compared to last year. Higher unit sales ($7.4 million) from improved economic conditions and favorable product mix accounted for the increase.

        Operating profit of the garage doors segment increased $2.3 million compared to last year. Gross margin percentage increased to 34.0% in 2003 from 32.5% last year. The increased margin was due to the increased volume and improved product mix. Selling, general and administrative expenses increased to support the higher sales volume and as a percentage of sales were 23.2% compared to 22.9% last year. This segment is beginning to see higher market prices for raw material (steel), but expects to adjust selling prices in order to pass increased costs to customers.

Installation Services

        Net sales of the installation services segment increased by $4.4 million or 6.1% compared to last year. The increase was principally due to stronger new construction markets.

        Operating profit of the installation services segment increased $1.3 million compared to last year. Gross margin percentage was 27.8% compared to 27.3% last year. Selling, general and administrative expenses as a percentage of sales decreased to approximately 24.0% from 25.0% last year due to the sales increase. The segment's increased profitability was primarily due to the sales growth and the elimination last year of an underperforming location.

Specialty Plastic Films

        Net sales of the specialty plastic films segment increased $16.7 million or 19.1% compared to last year. The increase was principally due to the impact ($8 million) of higher unit volumes and favorable product mix and the effect of a weaker U.S. dollar on translated foreign sales ($9 million).

        Operating profit of the specialty plastic films segment increased $2.3 million compared to last year. Gross margin percentage increased to 24.6% from 24.1% last year. The increased margin was principally due to product mix, higher unit volumes and increased manufacturing efficiencies, partly offset by the effect of higher raw material (resin) costs ($2.5 million) compared to last year. The higher resin costs resulted from a price increase that was effective for the first quarter. Although a further price increase became effective in the second quarter, it is anticipated that upward pressure on resin prices has peaked, with slight reductions anticipated over the balance of the year. Selling, general and administrative expenses as a percentage of sales increased to approximately 12.5% from 12.1% last year principally due to higher administrative costs associated with the sales growth and increased product development expenditures.

Electronic Information and Communication Systems

        Net sales of the electronic information and communication systems segment increased $5.9 million or 16.4% compared to last year. The increase was primarily due to recently awarded contracts and higher volume in military production programs.

        Operating profit of the electronic information and communication systems segment increased $.3 million compared to last year. The increase is principally attributable to the higher sales. Gross margin percentage decreased to 22.0% from 25.3% last year. The positive effect on gross margin percentage of new contract awards and improved performance in military production programs was offset by cost growth in connection with certain commercial programs. Selling, general and administrative expenses decreased compared to last year and as a percentage of sales were 17.7% compared to 21.3% primarily due to the sales increase.

Interest Expense

        Interest expense increased by $.9 million compared to last year principally due to the sale in July 2003 of $130 million of 4% convertible subordinated notes.

LIQUIDITY AND CAPITAL RESOURCES

        Cash flow generated by operations for the quarter was $25.2 million compared to $9.8 million last year and working capital was $253.1 million at December 31, 2003. Operating cash flows increased compared to last year primarily due to higher profitability and reduced accounts receivable and inventory levels.

        During the quarter the company had capital expenditures of approximately $14.5 million and an increase of $6.9 million for deposits on equipment to be leased, both principally in connection with the specialty plastic films segment's capital expansion program that began in 2003. During the remainder of the year additional expenditures will be made under the program to add capacity both domestically and internationally.

        Financing cash flows consisted primarily of treasury stock purchases aggregating $6.1 million in the quarter. Through January 2004, a total of $10 million was expended to acquire approximately 500,000 shares of the company's Common Stock. The Board of Directors has authorized a one million share increase in the company's stock buyback program, bringing the current authorization to 1.9 million shares. Additional purchases of the company's Common Stock under its stock buyback program will be made, depending upon market conditions, at prices deemed appropriate by management.

        Anticipated cash flows from operations, together with existing cash, bank lines of credit and lease line availability, should be adequate to finance presently anticipated working capital and capital expenditure requirements and to repay long-term debt as it matures.

CRITICAL ACCOUNTING POLICIES

        The company's significant accounting policies are set forth in Note 1 of Notes to Consolidated Financial Statements in the company's annual report to shareholders for the year ended September 30, 2003. A discussion of those policies that require management judgment and estimates and are most important in determining the company's operating results and financial condition are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the 2003 Annual Report.

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

        During the period covered by this report there were no changes in the company's internal control over financial reporting which are reasonably likely to adversely affect the company's ability to record, process, summarize and report financial information.

PART II—OTHER INFORMATION

Item 1    Legal Proceedings

    None

Item 2    Changes in Securities

    None

Item 3    Defaults upon Senior Securities

    None

Item 4    Submission of Matters to a Vote of Security Holders

  (a)
  The Registrant held its Annual Meeting of Stockholders on February 5, 2004

  (b)
  Not applicable

  (c)
  Four directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2007. The names of these directors and votes cast in favor of their election and shares withheld are as follows:

Name	Votes For	Votes Withheld
Henry A. Alpert	27,411,761	765,235
Abraham M. Buchman	26,892,497	1,284,499
Rear Admiral Clarence A. Hill, Jr. (Ret.)	27,373,567	803,429
William H. Waldorf	26,926,252	1,250,744

Item 5    Other Information

    None

Item 6    Exhibits and Reports on Form 8-K

  (a)
  Exhibit 31.1—Certification pursuant to Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    Exhibit 31.2—Certification pursuant to Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    Exhibit 32—Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFON CORPORATION
By:	/s/ ROBERT BALEMIAN Robert Balemian President and Chief Financial Officer (Principal Financial Officer)

Date: February 13, 2004

QuickLinks

FORM 10-Q CONTENTS
GRIFFON CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
GRIFFON CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
GRIFFON CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
GRIFFON CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II—OTHER INFORMATION
SIGNATURE