Form 10-Q
period 2004-03-31
GRIFFON CORP
filed 2004-05-10
CIK 50725

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
or
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.          ☒ Yes          No ☐

        Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).          ☒ Yes          No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.          29,514,980 shares of Common Stock as of April 30, 2004.

FORM 10-Q
CONTENTS

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	September 30, 2003
	(Unaudited)	(Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$58,540,000	$69,816,000
Accounts receivable, less allowance for doubtful accounts	164,927,000	173,942,000
Contract costs and recognized income not yet billed	31,675,000	46,642,000
Inventories (Note 2)	134,019,000	114,003,000
Prepaid expenses and other current assets	57,011,000	39,280,000

Total current assets	446,172,000	443,683,000

PROPERTY, PLANT AND EQUIPMENT at cost, less accumulated depreciation and amortization of $164,138,000 at March 31, 2004 and $148,493,000 at September 30, 2003	184,698,000	169,852,000

OTHER ASSETS:
Costs in excess of fair value of net assets of businesses acquired	50,245,000	49,983,000
Other	15,178,000	15,212,000

	65,423,000	65,195,000

	$696,293,000	$678,730,000

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	September 30, 2003
	(Unaudited)	(Note 1)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts and notes payable	$84,322,000	$75,387,000
Other current liabilities	109,885,000	118,676,000

Total current liabilities	194,207,000	194,063,000
LONG-TERM DEBT	152,824,000	155,483,000
OTHER LIABILITIES AND DEFERRED CREDITS	29,622,000	27,539,000

Total liabilities and deferred credits	376,653,000	377,085,000

MINORITY INTEREST	20,101,000	17,591,000

SHAREHOLDERS' EQUITY:
Preferred stock, par value $.25 per share, authorized 3,000,000 shares, no shares issued	—	—
Common stock, par value $.25 per share, authorized 85,000,000 shares, issued 37,917,039 shares at March 31, 2004 and 36,625,717 shares at September 30, 2003; 8,395,909 and 7,165,919 shares in treasury at March 31, 2004 and September 30, 2003, respectively	9,479,000	9,156,000
Other shareholders' equity	290,060,000	274,898,000

Total shareholders' equity	299,539,000	284,054,000

	$696,293,000	$678,730,000

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2004		2003
Net sales		$317,636,000		$277,330,000
Cost of sales		225,607,000		201,486,000

Gross profit		92,029,000		75,844,000
Selling, general and administrative expenses		70,841,000		63,845,000

Income from operations		21,188,000		11,999,000

Other income (expense):
Interest expense		(2,049,000)		(987,000)
Other, net		209,000		224,000

		(1,840,000)		(763,000)

Income before income taxes		19,348,000		11,236,000
Provision for income taxes		7,159,000		4,269,000

Income before minority interest		12,189,000		6,967,000
Minority interest		(3,527,000)		(2,350,000)

Net income		$8,662,000		$4,617,000

Basic earnings per share of common stock (Note 3)	$	..29	$	..14

Diluted earnings per share of common stock (Note 3)	$	..27	$	..14

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	SIX MONTHS ENDED MARCH 31,
	2004		2003
Net sales		$656,138,000		$579,484,000
Cost of sales		466,489,000		416,642,000

Gross profit		189,649,000		162,842,000
Selling, general and administrative expenses		141,649,000		129,191,000

Income from operations		48,000,000		33,651,000

Other income (expense):
Interest expense		(4,090,000)		(2,092,000)
Other, net		1,096,000		758,000

		(2,994,000)		(1,334,000)

Income before income taxes		45,006,000		32,317,000
Provision for income taxes		16,652,000		12,280,000

Income before minority interest		28,354,000		20,037,000
Minority interest		(6,577,000)		(4,500,000)

Net income		$21,777,000		$15,537,000

Basic earnings per share of common stock (Note 3)	$	..73	$	..47

Diluted earnings per share of common stock (Note 3)	$	..69	$	..46

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED MARCH 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,777,000	$15,537,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,097,000	12,502,000
Minority interest	6,577,000	4,500,000
Provision for losses on accounts receivable	928,000	701,000
Change in assets and liabilities:
Decrease in accounts receivable and contract costs and recognized income not yet billed	24,211,000	23,587,000
Increase in inventories	(19,339,000)	(5,791,000)
Increase in prepaid expenses and other assets	(4,638,000)	(3,378,000)
Decrease in accounts payable, accrued liabilities and income taxes	(3,285,000)	(33,183,000)
Other changes, net	2,789,000	(1,987,000)

Total adjustments	21,340,000	(3,049,000)

Net cash provided by operating activities	43,117,000	12,488,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(24,333,000)	(22,092,000)
Balance paid for acquired business	—	(13,112,000)
Proceeds from divestiture	—	3,826,000
(Increase) decrease in equipment lease deposits	(10,831,000)	2,490,000

Net cash used in investing activities	(35,164,000)	(28,888,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares	(15,211,000)	(6,921,000)
Proceeds from issuance of long-term debt	3,774,000	17,000,000
Payments of long-term debt	(8,200,000)	(12,336,000)
Increase in short-term borrowings	—	1,972,000
Distributions to minority interests	(4,992,000)	(5,072,000)
Exercise of stock options	4,610,000	56,000
Other, net	(61,000)	—

Net cash used in financing activities	(20,080,000)	(5,301,000)

Effect of exchange rates on cash and cash equivalents	851,000	1,474,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,276,000)	(20,227,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	69,816,000	45,749,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$58,540,000	$25,522,000

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation—

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004. The balance sheet at September 30, 2003 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report to shareholders for the year ended September 30, 2003.

(2) Inventories—

        Inventories, stated at the lower of cost (first-in, first-out or average) or market, are comprised of the following:

	March 31, 2004	September 30, 2003
Finished goods	$45,781,000	$50,270,000
Work in process	61,971,000	42,029,000
Raw materials and supplies	26,267,000	21,704,000

	$134,019,000	$114,003,000

(3) Earnings per share (EPS) and accounting for stock-based compensation—

        Basic EPS is calculated by dividing income by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock used in determining basic EPS was 29,900,000 and 32,934,000 for the three months ended March 31, 2004 and 2003, respectively, and 29,860,000 and 33,028,000 for the six months ended March 31, 2004 and 2003, respectively.

        Diluted EPS is calculated by dividing income by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with potentially dilutive securities. Holders of the company's 4% convertible subordinated notes are entitled to convert their notes into the company's common stock upon the occurrence of certain events described in Note 2 of Notes to Consolidated Financial Statements in the company's annual report to shareholders for the year ended September 30, 2003. Shares potentially issuable upon conversion are not included in the calculation of diluted EPS because the conditions for conversion had not been met. The weighted average number of shares of common stock used in determining diluted EPS was 31,773,000 and 34,009,000 for the three months ended March 31, 2004 and 2003, respectively, and 31,753,000 and 34,025,000 for the six months ended March 31, 2004 and 2003, respectively, and reflects additional shares issuable in connection with stock option and other stock based compensation plans.

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

	Three Months Ended March 31,				Six Months Ended March 31,
	2004		2003		2004		2003
Net income, as reported		$8,662,000		$4,617,000		$21,777,000		$15,537,000
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(496,000)		(653,000)		(1,083,000)		(1,279,000)

Pro forma net income		$8,166,000		$3,964,000		$20,694,000		$14,258,000

Earnings per share:
Basic—as reported	$	..29	$	..14	$	..73	$	..47

Basic—pro forma		$.27		$.12		$.69		$.43

Diluted—as reported		$.27		$.14		$.69		$.46

Diluted—pro forma		$.25		$.12		$.65		$.42

(4) Business segments—

       The company's reportable business segments are as follows—Garage Doors (manufacture and sale of residential and commercial/industrial garage doors, and related products); Installation Services (sale and installation of building products primarily for new construction, such as garage doors, garage door openers, manufactured fireplaces and surrounds, flooring and cabinets); Electronic Information and Communication Systems (communication and information systems for government and commercial markets) and Specialty Plastic Films (manufacture and sale of plastic films and film laminates for baby diapers, adult incontinence care products, disposable surgical and patient care products and plastic packaging).

        Information on the company's business segments is as follows:

	Garage Doors	Installation Services	Specialty Plastic Films	Electronic Information and Communication Systems	Totals
Revenues from external customers—
Three months ended
March 31, 2004	$91,457,000	$72,307,000	$106,613,000	$47,259,000	$317,636,000
March 31, 2003	77,928,000	66,661,000	92,129,000	40,612,000	277,330,000
Six months ended
March 31, 2004	$207,650,000	$148,975,000	$210,614,000	$88,899,000	$656,138,000
March 31, 2003	184,691,000	138,949,000	179,471,000	76,373,000	579,484,000
Intersegment revenues—
Three months ended
March 31, 2004	$4,636,000	$25,000	$—	$—	$4,661,000
March 31, 2003	4,958,000	11,000	—	—	4,969,000
Six months ended
March 31, 2004	$10,303,000	$62,000	$—	$—	$10,365,000
March 31, 2003	11,658,000	43,000	—	—	11,701,000
Segment profit—
Three months ended
March 31, 2004	$3,964,000	$1,692,000	$15,142,000	$3,669,000	$24,467,000
March 31, 2003	2,966,000	528,000	9,156,000	2,894,000	15,544,000
Six months ended
March 31, 2004	$17,224,000	$4,698,000	$28,082,000	$5,699,000	$55,703,000
March 31, 2003	13,883,000	2,207,000	19,822,000	4,616,000	40,528,000

        Following is a reconciliation of segment profit to amounts reported in the consolidated financial statements:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Profit for all segments	$24,467,000	$15,544,000	$55,703,000	$40,528,000
Unallocated amounts	(3,360,000)	(3,450,000)	(7,088,000)	(6,584,000)
Interest expense, net	(1,759,000)	(858,000)	(3,609,000)	(1,627,000)

Income before income taxes	$19,348,000	$11,236,000	$45,006,000	$32,317,000

        Goodwill at March 31, 2004 includes $12.9 million attributable to the garage doors segment, $14.3 million to the electronic information and communication systems segment and $23.1 million to the specialty plastic films segment.

(5) Comprehensive income and defined benefit pension expense—

        Comprehensive income, which consists of net income and foreign currency translation adjustments, was $7.7 million and $6.2 million for the three-month periods and $24.0 and $19.6 million for the six-month periods ended March 31, 2004 and 2003, respectively.

        Defined benefit pension expense was recognized as follow:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Service cost	$357,000	$261,000	$714,000	$522,000
Interest cost	576,000	517,000	1,152,000	1,034,000
Expected return on plan assets	(264,000)	(218,000)	(528,000)	(436,000)
Amortization of net actuarial loss	227,000	135,000	454,000	270,000
Amortization of prior service cost	2,000	3,000	4,000	6,000
Amortization of transition obligation	78,000	78,000	156,000	156,000

	$976,000	$776,000	$1,952,000	$1,552,000

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OVERVIEW

        Net sales for the quarter ended March 31, 2004 increased to $317,636,000, up from $277,330,000 for the second quarter of fiscal 2003. Income before income taxes increased to $19,348,000 from $11,236,000 last year. Each segment of the company achieved improved operating results in the second quarter, with increases in sales, operating income and operating margins. The building products operations performed particularly well in what has historically been their weakest quarter due to seasonality, and specialty plastic films continued its positive operating trend. Garage doors, specialty plastic films and electronic information and communication systems contributed equally to the sales growth, each with increases of approximately 16%. Specialty plastic films contributed a substantial portion of the consolidated operating profit improvement by achieving a 65% increase over its operating profit in last year's second quarter.

        In October 2003, the electronic information and communication system segment received a $35 million contract for ground surveillance radar providing protection of U.S. Air Force bases. Most or all of this project will be completed in the last half of fiscal 2004 resulting in sales and earnings for this segment substantially above last year.

        During the second quarter the specialty plastic films segment continued to add film capacity in its North American operations and additional printing capacity in Europe and North America. Substantial additional film capacity to be added over the balance of the year and into fiscal 2005 is planned for operations in Germany and in Brazil. These investments, which will incorporate engineering and technology upgrades, are expected to provide for future geographic expansion and development of new markets.

RESULTS OF OPERATIONS

        See Note 4 of Notes to Condensed Consolidated Financial Statements.

THREE MONTHS ENDED MARCH 31, 2004

        Operating results (in thousands) by business segment were as follows for the three-month periods ended March 31:

	Net Sales		Segment Operating Profit
	2004	2003	2004	2003
Garage doors	$96,093	$82,886	$3,964	$2,966
Installation services	72,332	66,672	1,692	528
Specialty plastic films	106,613	92,129	15,142	9,156
Electronic information and communication systems	47,259	40,612	3,669	2,894
Intersegment revenues	(4,661)	(4,969)	—	—

	$317,636	$277,330	$24,467	$15,544

Garage Doors

        Net sales of the garage door segment increased by $13.2 million or 15.9% compared to last year. Higher unit sales ($12.4 million) in all channels of distribution from continued strength in the repair and remodeling segment of the economy and favorable product mix accounted for the increase.

        Operating profit of the garage doors segment increased $1.0 million compared to last year, principally due to the higher sales. Gross margin percentage was 32.1% for the quarter compared to 31.9% last year. Selling, general and administrative expenses increased to support the sales growth, but due to effective expense control declined to

28.0% from 28.4% as a percentage of sales. This segment has continued to see higher market prices for raw material (steel) and, effective in the third fiscal quarter, has instituted selling price increases to pass increased costs to customers.

Installation Services

        Net sales of the installation services segment increased by $5.7 million or 8.5% compared to last year due to higher housing starts in new construction markets served by the segment.

        Operating profit of the installation services segment increased $1.2 million compared to last year. Gross margin percentage increased to 27.7% from 26.7% last year. Selling, general and administrative expenses as a percentage of sales decreased to 25.5% compared to 26.0% last year. The increased profitability was due to the sales growth, the recognition last year of costs in connection with eliminating an underperforming location and the positive effect of that realignment on current year operations.

Specialty Plastic Films

        Net sales of the specialty plastic films segment increased $14.5 million or 15.7% compared to the prior year. The effect of a weaker U.S. dollar on translated foreign sales accounted for $8 million of the increase. The remainder of the sales increase was principally due to the effect of favorable product mix and selling price adjustments to pass through raw material (resin) cost increases to customers.

        Operating profit of the specialty plastic films segment increased $6.0 million compared to last year. Gross margin percentage increased to 26.7% from 22.0% last year. The increased margin was principally due to the favorable product mix, increased manufacturing efficiencies and the recognition last year of costs associated with manufacturing facility expansion. Segment operating profit was also positively affected by a benefit from resin price changes and exchange rate differences. Resin price changes are not expected to significantly impact operating results in the second half of the year. Selling, general and administrative expenses as a percentage of sales was 12.5% compared to 12.2% last year.

Electronic Information and Communication Systems

        Net sales of the electronic information and communication systems segment increased $6.6 million or 16.4% compared to last year. The increase was primarily due to recently awarded contracts and higher volume in military production programs.

        Operating profit of the electronic information and communication systems segment increased $.8 million. Gross margin percentage decreased to 26.0% from 27.2% last year. The positive effect on gross margin percentage of improved performance in military production programs was offset by a lower margin product mix in commercial programs. The effect of the lower gross margin percentage was offset by the sales increase. Selling, general and administrative expenses grew slightly, but as a percentage of sales was 18.4% compared to 20.9% due to the sales increase.

Interest Expense

        Interest expense increased by $1.1 million compared to last year principally due to the sale in July 2003 of $130 million of 4% convertible subordinated notes.

SIX MONTHS ENDED MARCH 31, 2004

        Operating results (in thousands) by business segment were as follows for the six-month periods ended March 31:

	Net Sales		Operating Profit
	2004	2003	2004	2003
Garage doors	$217,953	$196,349	$17,224	$13,883
Installation services	149,037	138,992	4,698	2,207
Specialty plastic films	210,614	179,471	28,082	19,822
Electronic information and communication systems	88,899	76,373	5,699	4,616
Intersegment revenues	(10,365)	(11,701)	—	—

	$656,138	$579,484	$55,703	$40,528

Garage Doors

        Net sales of the garage doors segment increased by $21.6 million or 11.0% compared to last year. Higher unit sales ($19.8 million) in all channels of distribution from continued strength in the repair and remodeling segment of the economy and favorable product mix accounted for the increase.

        Operating profit of the garage doors segment increased approximately $3.3 million compared to last year. Gross margin percentage increased to 33.2% from 32.3% last year. The increased margin was principally due to the higher volume and improved product mix. Selling, general and administrative expenses as a percentage of sales was 25.3% compared to 25.2% last year.

Installation Services

        Net sales of the installation services segment increased by $10.0 million or 7.2% compared to last year. The increase was principally due to stronger new construction markets.

        Operating profit of the installation services segment increased $2.5 million compared to last year. Gross margin percentage was 27.8% compared to 27.0% last year. Selling, general and administrative expenses as a percentage of sales was 24.7% compared to 25.5% last year. The increased profitability was due to the sales growth and the elimination last year of an underperforming location.

Specialty Plastic Films

        Net sales of the specialty plastic films segment increased $31.1 million or 17.4% compared to the prior year. The increase was principally due to the impact ($11 million) of favorable product mix and higher unit volumes and the effect of a weaker U.S. dollar on translated foreign sales ($18 million).

        Operating profit of the specialty plastic films segment increased $8.3 million compared to last year. Gross margin percentage increased to 25.6% from 23.1% last year. The increased margin was principally due to the favorable product mix, increased manufacturing efficiencies, exchange rate differences and the recognition last year of costs associated with manufacturing facility expansion, partly offset by the effect of higher raw material (resin) costs in the first quarter of this year. Selling, general and administrative expenses as a percentage of sales was 12.5% compared to 12.2% last year. Selling, general and administrative expenses increased in connection with the sales growth and higher product development expenditures.

Electronic Information and Communication Systems

        Net sales of the electronic information and communication systems segment increased $12.5 million or 16.4% compared to last year due primarily to new contract awards and higher volume in military production programs.

        Operating profit of the electronic information and communication systems segment increased $1.1 million compared to last year. Gross margin percentage decreased to 24.1% from 26.3% last year. The positive effect on gross margin percentage of improved performance in military production programs was offset by a lower margin mix and cost growth in certain commercial programs in the early part of the year. The effect of the lower gross margin percentage was offset by the sales increase. Selling, general and administrative expenses were flat compared to last year but as a percentage of sales was 18.1% compared to 21.1% last year due to the sales increase.

Interest Expense

        Interest expense increased by $2.0 million compared to last year principally due to the sale in July 2003 of $130 million of 4% convertible subordinated notes.

LIQUIDITY AND CAPITAL RESOURCES

        Cash flow generated by operations for the six months ended March 31, 2004 was $43.1 million compared to $12.5 million last year and working capital was $252.0 million at March 31, 2004. Operating cash flows increased compared to last year due primarily to higher profitability and changes in operating assets and current liabilities.

        During the six months ended March 31, 2004 the company had capital expenditures of approximately $24.3 million and an increase of $10.8 million for deposits on equipment to be leased, both principally in connection with the specialty plastic films segment's capital expansion program that began in 2003. During the remainder of the year additional expenditures will be made under the program to add capacity both domestically and internationally.

        Financing cash flows included treasury stock purchases of $15.2 million to acquire approximately 730,000 shares of the company's common stock. Approximately 1,600,000 additional shares are available for purchase pursuant to the company's previously announced stock buyback program, and additional purchases under the plan will be made, depending upon market conditions, at prices deemed appropriate by management. Other financing cash flows consisted of net repayments of bank borrowings totaling approximately $4.4 million, distributions to minority shareholders of $5.0 million and proceeds of $4.6 million from stock option exercises.

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

PART II—OTHER INFORMATION

Item 1    Legal Proceedings

        None

Item 2    Changes in Securities and Use of Proceeds

(e)
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs at Month End
January 1 – 31	175,300	$21.44	175,300	886,695
February 1 – 29	66,000	$22.53	66,000	1,820,695
March 1 – 31	176,500	$21.84	176,500	1,644,195

Total	417,800		417,800

(1)
All purchases were made in open market transactions. The company's stock buyback program has been in effect since 1993, under which a total of 14.4 million shares have been purchased for $169.9 million. In February 2004 the company's Board of Directors authorized a 1,000,000 share increase in the program.

Item 3    Defaults upon Senior Securities

        None

Item 4    Submission of Matters to a Vote of Security Holders

        None

Item 5    Other Information

        None

Item 6    Exhibits and Reports on Form 8-K

(a)
Exhibit 31.1—Certification pursuant to Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  Exhibit 31.2—Certification pursuant to Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

  Exhibit 32—Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)
Reports on Form 8-K—Current Report on Form 8-K dated April 29, 2004 covering information furnished pursuant to Item 12.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFON CORPORATION
By	/s/ Robert Balemian Robert Balemian President and Chief Financial Officer (Principal Financial Officer)

Date: May 7, 2004

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
GRIFFON CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
GRIFFON CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
GRIFFON CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II—OTHER INFORMATION
  Item 1 Legal Proceedings
  Item 2 Changes in Securities and Use of Proceeds
  Item 3 Defaults upon Senior Securities
  Item 4 Submission of Matters to a Vote of Security Holders
  Item 5 Other Information
  Item 6 Exhibits and Reports on Form 8-K
SIGNATURE