Form 10-Q
period 2004-06-30
GRIFFON CORP
filed 2004-08-09
CIK 50725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

(516) 938-5544
(Registrant’s telephone number, including area code)

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

  X   Yes                No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  29,337,430 shares of Common Stock as of July 30, 2004.

FORM 10-Q

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	September 30, 2003
ASSETS	(Unaudited)	(Note 1)

CURRENT ASSETS:

Cash and cash equivalents	$64,991,000	$69,816,000

Accounts receivable, less allowance for doubtful accounts	190,023,000	173,942,000

Contract costs and recognized income not yet billed	31,512,000	46,642,000

Inventories (Note 2)	130,043,000	114,003,000

Prepaid expenses and other current assets	38,903,000	39,280,000

Total current assets	455,472,000	443,683,000

PROPERTY, PLANT AND EQUIPMENT at cost, less accumulated depreciation and amortization of $168,520,000 at June 30, 2004 and $148,493,000 at September 30, 2003	186,144,000	169,852,000

OTHER ASSETS:
Costs in excess of fair value of net assets of businesses acquired	49,225,000	49,983,000
Other	15,440,000	15,212,000

	64,665,000	65,195,000

	$706,281,000	$678,730,000

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	September 30, 2003
	(Unaudited)	(Note 1)

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts and notes payable	$84,394,000	$75,387,000
Other current liabilities	113,142,000	118,676,000

Total current liabilities	197,536,000	194,063,000

LONG-TERM DEBT	147,451,000	155,483,000

OTHER LIABILITIES AND DEFERRED CREDITS	31,879,000	27,539,000

Total liabilities and deferred credits	376,866,000	377,085,000

MINORITY INTEREST	21,822,000	17,591,000

SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.25 per share, authorized 3,000,000 shares, no shares issued	---	---
Common stock, par value $.25 per share, authorized 85,000,000 shares, issued 37,987,539 shares at June 30, 2004 and 36,625,717 shares at September 30, 2003; 8,618,409 and 7,165,919 shares in treasury at June 30, 2004 and September 30, 2003, respectively	9,497,000	9,156,000

Other shareholders’ equity	298,096,000	274,898,000

Total shareholders’ equity	307,593,000	284,054,000

	$706,281,000	$678,730,000

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED JUNE 30,
	2004	2003

Net sales	$367,948,000	$312,547,000

Cost of sales	269,159,000	225,095,000

Gross profit	98,789,000	87,452,000

Selling, general and administrative expenses	71,990,000	67,940,000

Income from operations	26,799,000	19,512,000

Other income (expense):
Interest expense	(2,035,000)	(952,000)
Other, net	(4,000)	623,000
	(2,039,000)	(329,000)

Income before income taxes	24,760,000	19,183,000

Provision for income taxes	9,162,000	5,601,000

Income before minority interest	15,598,000	13,582,000

Minority interest	(2,441,000)	(2,260,000)

Net income	$13,157,000	$11,322,000

Basic earnings per share of common stock (Note 3)	$.44	$.34

Diluted earnings per share of common stock (Note 3)	$.42	$.33

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	NINE MONTHS ENDED JUNE 30,
	2004	2003

Net sales	$1,024,086,000	$892,031,000

Cost of sales	735,648,000	641,737,000

Gross profit	288,438,000	250,294,000

Selling, general and administrative expenses	213,639,000	197,131,000

Income from operations	74,799,000	53,163,000

Other income (expense):
Interest expense	(6,125,000)	(3,044,000)
Other, net	1,092,000	1,381,000
	(5,033,000)	(1,663,000)

Income before income taxes	69,766,000	51,500,000

Provision for income taxes	25,814,000	17,881,000

Income before minority interest	43,952,000	33,619,000

Minority interest	(9,018,000)	(6,760,000)

Net income	$34,934,000	$26,859,000

Basic earnings per share of common stock (Note 3)	$1.17	$.81

Diluted earnings per share of common stock (Note 3)	$1.10	$.79

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED JUNE 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$34,934,000	$26,859,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,155,000	19,219,000
Minority interest	9,018,000	6,760,000
Provision for losses on accounts receivable	1,406,000	895,000
Change in assets and liabilities:
(Increase) decrease in accounts receivable and contract costs and recognized income not yet billed	(1,687,000)	15,699,000
Increase in inventories	(15,552,000)	(6,947,000)
Increase in prepaid expenses and other assets	(1,426,000)	(2,576,000)
Increase (decrease) in accounts payable, accrued liabilities and income taxes	1,571,000	(18,096,000)
Other changes, net	5,244,000	(992,000)

Total adjustments	19,729,000	13,962,000

Net cash provided by operating activities	54,663,000	40,821,000

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of property, plant and equipment	(30,739,000)	(35,176,000)
Balance paid for acquired business	---	(13,112,000)
Proceeds from divestiture	---	3,826,000
Increase in equipment lease deposits	(453,000)	(3,769,000)

Net cash used in investing activities	(31,192,000)	(48,231,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Purchase of treasury shares	(20,178,000)	(7,334,000)
Proceeds from issuance of long-term debt	3,774,000	24,944,000
Payments of long-term debt	(12,168,000)	(23,109,000)
Increase in short-term borrowings	---	1,072,000
Distributions to minority interests	(5,509,000)	(5,907,000)
Exercise of stock options	5,302,000	518,000
Other, net	(269,000)	---

Net cash used in financing activities	(29,048,000)	(9,816,000)

Effect of exchange rates on cash and cash equivalents	752,000	2,102,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,825,000)	(15,124,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	69,816,000	45,749,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$64,991,000	$30,625,000

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation -

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004.  The balance sheet at September 30, 2003 has been derived from the audited financial statements at that date.  For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s annual report to shareholders for the year ended September 30, 2003.

(2) Inventories -

Inventories, stated at the lower of cost (first-in, first-out or average) or market, are comprised of the following:

	June 30,	September 30,
	2004	2003
Finished goods	$50,253,000	$50,270,000

Work in process	50,685,000	42,029,000

Raw materials and supplies	29,105,000	21,704,000

	$130,043,000	$114,003,000

(3) Earnings per share (EPS) and accounting for stock-based compensation -

Basic EPS is calculated by dividing income by the weighted average number of shares of common stock outstanding during the period.  The weighted average number of shares of common stock used in determining basic EPS was 29,789,000 and 32,828,000 for the three months ended June 30, 2004 and 2003, respectively, and 29,836,000 and 32,961,000 for the nine months ended June 30, 2004 and 2003, respectively.

Diluted EPS is calculated by dividing income by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with potentially dilutive securities.  Holders of the company’s 4% convertible subordinated notes are entitled to convert their notes into the company’s common stock upon the occurrence of certain events described in Note 2 of Notes to Consolidated Financial Statements in the company’s annual report to shareholders for the year ended September 30, 2003.  Shares potentially issuable upon conversion are not included in the calculation of diluted EPS because the conditions for conversion had not been met.  The weighted average number of shares of common stock used in determining diluted EPS was 31,611,000 and 34,163,000 for the three months ended June 30, 2004 and 2003, respectively, and 31,706,000 and 34,071,000 for the nine months ended June 30, 2004 and 2003, respectively, and reflects additional shares issuable in connection with stock option and other stock based compensation plans.

Options to purchase approximately 190,000, 195,000, 373,500 and 1,362,933 shares of common stock were not included in the computations of diluted earnings per share for the three and nine months ended June 30, 2004 and June 30, 2003, respectively, because the results would have been anti-dilutive.

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, permits an entity to continue to account for employee stock-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees”, or adopt a fair value based method of accounting for such compensation.  The company has elected to continue to account for stock-based compensation under Opinion No. 25.  Accordingly, no compensation expense has been recognized in connection with options granted.  Had compensation expense for options granted been determined based on the fair value at the date of grant in accordance with Statement No. 123, the company’s net income and earnings per share would have been as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Net income, as reported	$13,157,000	$11,322,000	$34,934,000	$26,859,000

Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(466,000)	(687,000)	(1,536,000)	(1,953,000)

Pro forma net income	$12,691,000	$10,635,000	$33,398,000	$24,906,000

Earnings per share:
Basic — as reported	$.44	$.34	$1.17	$.81
Basic — pro forma	$.43	$.32	$1.12	$.76

Diluted — as reported	$.42	$.33	$1.10	$.79
Diluted — pro forma	$.40	$.31	$1.04	$.73

(4) Business segments -

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

Information on the company’s business segments is as follows:

				Electronic
				Information
			Specialty	and
	Garage	Installation	Plastic	Communication
	Doors	Services	Films	Systems	Totals
Revenues from external customers -

Three months ended June 30, 2004	$114,702,000	$79,879,000	$100,065,000	$73,302,000	$367,948,000
June 30, 2003	100,307,000	71,689,000	98,050,000	42,501,000	312,547,000

Nine months ended June 30, 2004	$322,352,000	$228,854,000	$310,679,000	$162,201,000	$1,024,086,000
June 30, 2003	284,998,000	210,638,000	277,521,000	$118,874,000	892,031,000

Intersegment revenues -

Three months ended June 30, 2004	$5,823,000	$21,000	$ ---	$ ---	$5,844,000
June 30, 2003	5,987,000	10,000	---	---	5,997,000

Nine months ended June 30, 2004	$16,126,000	$83,000	$ ---	$ ---	$16,209,000
June 30, 2003	17,645,000	53,000	---	---	17,698,000

Segment profit -

Three months ended June 30, 2004	$9,638,000	$3,495,000	$10,780,000	$6,237,000	$30,150,000
June 30, 2003	9,036,000	1,993,000	9,643,000	1,847,000	22,519,000

Nine months ended June 30, 2004	$26,862,000	$8,193,000	$38,862,000	$11,936,000	$85,853,000
June 30, 2003	22,919,000	4,200,000	29,465,000	6,463,000	63,047,000

Following is a reconciliation of segment profit to amounts reported in the consolidated financial statements:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003

Profit for all segments	$30,150,000	$22,519,000	$85,853,000	$63,047,000
Unallocated amounts	(3,605,000)	(2,504,000)	(10,693,000)	(9,088,000)
Interest expense, net	(1,785,000)	(832,000)	(5,394,000)	(2,459,000)

Income before income taxes	$24,760,000	$19,183,000	$69,766,000	$51,500,000

Unallocated amounts include general corporate expenses not attributable to any reportable segment.  Goodwill at June 30, 2004 includes $12.9 million attributable to the garage doors segment, $14.3 million to the electronic information and communication systems segment and $22.0 million to the specialty plastic films segment.

(5) Comprehensive income and defined benefit pension expense -

Comprehensive income, which consists of net income and foreign currency translation adjustments, was $11.8 million and $15.3 million for the three-month periods and $35.7 and $34.9 million for the nine-month periods ended June 30, 2004 and 2003, respectively.

Defined benefit pension expense was recognized as follow:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003

Service cost	$357,000	$261,000	$1,071,000	$783,000

Interest cost	576,000	517,000	1,728,000	1,551,000
Expected return on plan assets	(264,000)	(218,000)	(792,000)	(654,000)
Amortization of net actuarial loss	227,000	135,000	681,000	405,000
Amortization of prior service cost	2,000	3,000	6,000	9,000
Amortization of transition obligation	78,000	78,000	234,000	234,000

	$976,000	$776,000	$2,928,000	$2,328,000

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

OVERVIEW

Net sales for the quarter ended June 30, 2004 increased to $367,948,000, up from $312,547,000 for the third quarter of fiscal 2003.  Income before income taxes increased to $24,760,000 from $19,183,000 last year.  Each of the company’s segments achieved improved operating results reflecting increased sales and operating income.  Telephonics, the company’s electronic information and communication systems segment, had a very strong third quarter with a 72.5% increase in net sales and more than doubling its operating profit compared to last year’s third quarter.  As previously disclosed, this segment’s operational improvement was due to its shipments under a $35 million contract for ground surveillance radar providing perimeter protection of U.S. Air Force bases.  The building products operations also performed well, with notable operating improvement in the installation services segment.  Market prices for steel, the garage door segment’s principal raw material, have been unstable.  The segment has attempted to minimize the impact of steel price volatility through vendor negotiations and selling price increases.  However, the segment’s third quarter operating results were negatively affected by the steel price volatility and it is expected that operating results in the near term will continue to be affected until steel prices stabilize or the segment is able to implement further selling price increases.  Specialty plastic films continued its positive operating trend, but at a slower pace than in prior quarters due primarily to reduced volume attributable to product design changes by its major customer.  The customer will be using a narrower, printed film product especially designed to meet its changing needs, instead of the film laminate and non-woven product currently supplied by the segment.  The conversion to the new printed film, which will reduce revenue from these products, has begun and is expected to be completed by early 2005.

The specialty plastic films segment continued to execute its capital program, adding film capacity in its North American operations and additional printing capacity in Europe and in North America.  Substantial additional capacity to be added over the balance of the year and into fiscal 2005 is planned for operations in Germany and in Brazil.  These investments, which will incorporate engineering and technology upgrades, are expected to provide for future geographic expansion and development of new markets.

RESULTS OF OPERATIONS

See Note 4 of Notes to Condensed Consolidated Financial Statements.

THREE MONTHS ENDED JUNE 30, 2004

Operating results (in thousands) by business segment were as follows for the three-month periods ended June 30:

	Net Sales		Segment Operating Profit
	2004	2003	2004	2003

Garage doors	$120,525	$106,294	$9,638	$9,036
Installation services	79,900	71,699	3,495	1,993
Specialty plastic films	100,065	98,050	10,780	9,643
Electronic information and communication systems	73,302	42,501	6,237	1,847
Intersegment revenues	(5,844)	(5,997)	—	—
	$367,948	$312,547	$30,150	$22,519

Garage Doors

Net sales of the garage door segment increased by $14.2 million or 13.4% compared to last year.  Continued strong demand in the repair and remodeling segment of the economy drove higher unit sales ($9.8 million) in all channels of distribution.  Favorable product mix and selling price increases also contributed to the increase.

Operating profit of the garage doors segment increased $.6 million compared to last year.  Gross margin percentage was 31.4% for the quarter compared to 32.7% last year.  The positive effect of sales growth and increased manufacturing efficiencies during the quarter was offset by higher raw material (steel) costs.  Although the Company has implemented selling price increases, due to the magnitude of the cost increases and competitive conditions, such selling price adjustments have not fully offset the cost increases, resulting in a negative impact on operating income of approximately $1.5 million.  Market prices for steel are unstable and the upward pressure on raw material costs is likely to continue.  The segment intends to pass cost increases to customers through selling price adjustments, subject to competitive conditions.  Selling, general and administrative expenses increased to support the sales growth but, as a percentage of sales, declined to 23.4% from 24.3% last year due to effective expense control.

Installation Services

Net sales of the installation services segment increased by $8.2 million or 11.4% compared to last year due to continued strength in the new construction markets served by the segment.

Operating profit of the installation services segment increased $1.5 million compared to last year.  Gross margin percentage increased to 27.4% from 27.1% last year.  Selling, general and administrative expenses as a percentage of sales decreased to 23.1% compared to 24.4% last year.  The increased profitability was due to the sales growth and the positive effect of last year’s elimination of an underperforming location.

Specialty Plastic Films

Net sales of the specialty plastic films segment increased $2.0 million or 2.1% compared to the prior year.  The effect ($6.0 million) of favorable product mix and improved pricing and the positive effect of a weaker U.S. dollar on translated foreign sales ($3.3 million) were partly offset by lower unit volumes ($7.3 million) due to product design changes by the segment’s major customer.

Operating profit of the specialty plastic films segment increased $1.1 million compared to last year.  Gross margin percentage increased to 24.3% from 22.3% last year.  The increased margin was principally due to the favorable product mix and improved pricing, partly offset by increased costs in connection with the development and introduction of new products, which should tend to be reduced as the segment makes progress in transitioning to the new printed film.  Resin price changes had a slight positive effect on the segment’s operating income during the quarter, and it is anticipated that they will have little impact on operating results over the balance of the year.  Selling, general and administrative expenses as a percentage of sales increased to 13.3% compared to 12.6% last year due to higher marketing and product development expenditures.

Electronic Information and Communication Systems

Net sales of the electronic information and communication systems segment increased $30.8 million or 72.5% compared to last year, due primarily to shipments under the ground surveillance radar contract.

Operating profit of the electronic information and communication systems segment increased $4.4 million.  Gross margin percentage decreased to 20.9% from 26.3% last year, principally due to reduced sales on certain higher margin production programs.  The effect of the lower gross margin percentage was offset by the sales increase.  Selling, general and administrative expenses were approximately the same as in the prior year, but as a percentage of sales was 12.6% compared to 22.2% due to the sales increase.

Interest Expense

Interest expense increased by $1.1 million compared to last year principally due to the sale in July 2003 of $130 million of 4% convertible subordinated notes.

Income Tax Expense

The provision for income taxes for the three-month period ended June 30, 2003 includes $1.7 million of tax benefits reflecting the resolution of certain previously recorded tax liabilities and the finalization of income taxes on foreign earnings and remittances.

NINE MONTHS ENDED JUNE 30, 2004

Operating results (in thousands) by business segment were as follows for the nine-month periods ended June 30:

	Net Sales		Operating Profit
	2004	2003	2004	2003

Garage doors	$338,478	$302,643	$26,862	$22,919
Installation services	228,937	210,691	8,193	4,200
Specialty plastic films	310,679	277,521	38,862	29,465
Electronic information and communication systems	162,201	118,874	11,936	6,463
Intersegment revenues	(16,209)	(17,698)	—	—
	$1,024,086	$892,031	$85,853	$63,047

Garage Doors

Net sales of the garage doors segment increased by $35.8 million or 11.8% compared to last year.  The sales increase was due to higher unit sales ($29.6 million) in all channels of distribution from continued strength in the repair and remodeling segment of the economy, favorable product mix and selling price increases.

Operating profit of the garage doors segment increased approximately $3.9 million compared to last year.  Gross margin percentage increased to 32.5% from 32.4% last year.  The increased margin was principally due to the higher volume and improved product mix, partly offset by higher raw material costs.  Selling, general and administrative expenses as a percentage of sales was 24.6% compared to 24.9% last year.

Installation Services

Net sales of the installation services segment increased by $18.2 million or 8.7% compared to last year.  The increase was principally due to a strong new construction environment in markets served by the segment.

Operating profit of the installation services segment increased $4.0 million compared to last year.  Gross margin percentage was 27.6% compared to 27.0% last year.  Selling, general and administrative expenses as a percentage of sales was 24.2% compared to 25.1% last year.  The increased profitability was principally due to the sales growth and the elimination last year of an underperforming location.

Specialty Plastic Films

Net sales of the specialty plastic films segment increased $33.2 million or 11.9% compared to the prior year.  The increase was principally due to the impact of favorable product mix ($14.9 million), the effect of a weaker U.S. dollar on translated foreign sales ($21 million) and improved pricing ($2.4 million), partly offset by the effect ($5.5 million) of lower unit sales due to customer design changes.

Operating profit of the specialty plastic films segment increased $9.4 million compared to last year.  Gross margin percentage increased to 25.2% from 22.8% last year.  The increased margin was principally due to the favorable product mix and improved pricing, increased manufacturing efficiencies, exchange rate differences and the recognition last year of costs associated with manufacturing facility expansion, partly offset by the effect of higher raw material (resin) costs in the first quarter of this year and costs attributable to product design changes and capacity growth.  Selling, general and administrative expenses as a percentage of sales was 12.7% compared to 12.3% last year.  Selling, general and administrative expenses increased in connection with the sales growth and increased product development expenditures.

Electronic Information and Communication Systems

Net sales of the electronic information and communication systems segment increased $43.3 million or 36.4% compared to last year due primarily to new contract awards.

Operating profit of the electronic information and communication systems segment increased $5.5 million compared to last year.  Gross margin percentage decreased to 22.7% from 26.3% last year.  A lower margin product mix and the effect of cost growth in development programs were partly offset by the positive effect on gross margin percentage of improved performance in military production programs.  The effect of the lower gross margin percentage was offset by the sales increase.  Selling, general and administrative expenses declined slightly compared to last year but as a percentage of sales was 15.5% compared to 21.4% last year due to the sales increase.

Interest Expense

Interest expense increased by $3.1 million compared to last year principally due to the sale in July 2003 of $130 million of 4% convertible subordinated notes.

Income Tax Expense

The provision for income taxes for the nine-month period ended June 30, 2003 includes $1.7 million of tax benefits reflecting the resolution of certain previously recorded tax liabilities and the finalization of income taxes on foreign earnings and remittances.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated by operations for the nine months ended June 30, 2004 was $54.7 million compared to $40.8 million last year and working capital was $257.9 million at June 30, 2004.  Operating cash flows increased compared to last year due primarily to higher profitability and changes in operating assets and current liabilities.

During the nine months ended June 30, 2004 the company had capital expenditures of approximately $30.7 million, the majority of which is in connection with the specialty plastic films segment’s capital expansion program that began in 2003.  During the remainder of the year and into fiscal 2005 additional expenditures will be made under the program to add capacity both domestically and internationally.

Financing cash flows included treasury stock purchases of $20.2 million to acquire approximately 952,000 shares of the company’s common stock.  Approximately 1,400,000 additional shares are available for purchase pursuant to the company’s previously announced stock buyback program, and additional purchases under the plan will be made, depending upon market conditions, at prices deemed appropriate by management.  Other financing cash flows consisted of net repayments of bank borrowings totaling approximately $8.4 million, distributions to minority shareholders of $5.5 million and proceeds of $5.3 million from stock option exercises.

Anticipated cash flows from operations, together with existing cash, bank lines of credit and lease line availability, should be adequate to finance presently anticipated working capital and capital expenditure requirements and to repay long-term debt as it matures.

CRITICAL ACCOUNTING POLICIES

The company’s significant accounting policies are set forth in Note 1 of Notes to Consolidated Financial Statements in the company’s annual report to shareholders for the year ended September 30, 2003.  A discussion of those policies that require management judgment and estimates and are most important in determining the company’s operating results and financial condition are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2003 Annual Report.

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in this report, including without limitation statements regarding the company’s financial position, business strategy, and the plans and objectives of the company’s management for future operations, are forward-looking statements.  When used in this report, words such as “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as they relate to the company or its management, identify forward-looking statements.  Such forward-looking statements are based on the beliefs of the company’s management, as well as assumptions made by and information currently available to the company’s management.  Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, business and economic conditions, competitive factors and pricing pressures, capacity and supply constraints.  Such statements reflect the views of the company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the company.  Readers are cautioned not to place undue reliance on these forward-looking statements.  The company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Management does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that is required to be disclosed.

CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the company’s disclosure controls and procedures were evaluated as of the end of the period covered by this report.  Based on that evaluation, the company’s CEO and CFO concluded that the company’s disclosure controls and procedures were effective.

During the period covered by this report there were no changes in the company’s internal control over financial reporting which are reasonably likely to adversely affect the company’s ability to record, process, summarize and report financial information.

PART II - OTHER INFORMATION

Item 1      Legal Proceedings

None

Item 2      Changes in Securities and Use of Proceeds

(e)     Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs at Month End
April 1 — 30	32,500	$22.03	32,500	1,611,695
May 1 — 31	25,000	$22.42	25,000	1,586,695
June 1 — 30	165,000	$22.37	165,000	1,421,695
Total	222,500		222,500

(1) All purchases were made in open market transactions.  The company’s stock buyback program has been in effect since 1993, under which a total of 14.6 million shares have been purchased for $174.8 million.

Item 3      Defaults upon Senior Securities

None

Item 4      Submission of Matters to a Vote of Security Holders

None

Item 5      Other Information

None

Item 6      Exhibits and Reports on Form 8-K

(a)                                           Exhibit 31.1 — Certification pursuant to Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 — Certification pursuant to Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

Exhibit 32 — Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                           Reports on Form 8-K — Current Report on Form 8-K dated April 29, 2004 covering information furnished pursuant to Item 12, Current Report on Form 8-K dated June 21, 2004 covering information furnished pursuant to Item 5 and Current Report on Form 8-K dated August 4, 2004 covering information furnished pursuant to Item 12.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFON CORPORATION

By/s/Robert Balemian
Robert Balemian
President and Chief Financial Officer
(Principal Financial Officer)

Date: August 6, 2004