Form 10-K
period 2004-09-30
GRIFFON CORP
filed 2004-12-13
CIK 50725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒    No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of March 31, 2004 approximately $600,000,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of December 1, 2004—28,952,952.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III—(Items 10, 11, 12, 13 and 14). Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

PART I

Item 1.   Business

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

The company relies upon both internal growth and strategic investments to develop its business. Over the past five years, the company has invested significant amounts to support growth. Equipment and plant expenditures in fiscal 2004 aggregated $56 million, the major portion of which were for Specialty Plastic Films’ ongoing capital expansion programs to increase its capacity to produce printed multi-color films and laminates for its baby diaper products in North America and Europe and to otherwise increase capacity throughout its operations. In fiscal 2004, the company purchased land near Sao Paulo, Brazil to build a manufacturing facility to expand its South American specialty plastic film operations. The company has also made strategic investments in each of its business segments to enhance its market position and expand into new markets, including:

•       In 2000, the Electronic Information and Communication Systems segment acquired a search and weather radar product line.

•       In 2002, Specialty Plastic Films acquired 60% ownership, which ownership was increased to 90% in October 2004, of a manufacturer of plastic hygienic and specialty films in Brazil, further expanding its markets and global supply capabilities.

•       In fiscal 2004, Specialty Plastic Films continued a significant capital expansion program commenced in fiscal 2003 which is designed to increase its overall production capacity and support anticipated growth opportunities with its major customers.

•       In 1999 and 2000, Installation Services acquired a number of installation operations.

The company was incorporated on May 18, 1959 under the laws of the State of New York. It was reincorporated in Delaware in 1970 and its name was changed to Griffon Corporation in 1995. The company makes available, free of charge through its website at www.griffoncorp.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is filed with or furnished to the Securities and Exchange Commission.

Garage Doors

The company believes that its wholly-owned subsidiary, Clopay, is the largest manufacturer and marketer of residential garage doors and among the largest manufacturers of commercial sectional doors in the United States. The company’s building products are sold under Clopay®, Ideal Door® and Holmes® brand names through an extensive distribution network throughout the United States. The company estimates that the majority of Garage Doors’ net sales are from sales of garage doors to the home remodeling segment of the residential housing market, with the balance from the new residential housing and commercial building markets. The segment employs approximately 1,800 employees. Sales into the home remodeling market are being driven by the continued aging of the housing stock and the trend of improving home appearance.

According to industry sources, the residential and commercial sectional garage door market for 2004 was estimated to be $1.85 billion. Over the past decade there have been several key trends driving the garage door industry, including the shift from wood to steel doors and the growth of the home center channel of distribution. The company estimates that over 90% of the total garage door market today is steel doors. Superior strength, reduced weight and low maintenance have favored the steel door. Other product innovations during this period include insulated double-sided steel doors, new springing systems and residential garage doors with improved safety features.

Products and Services

The company manufactures a broad line of residential and commercial sectional garage doors with a variety of options at varying prices. The company offers garage doors made from several materials, including steel and wood. The company also sells related products such as garage door openers manufactured by third parties.

The company also markets commercial sectional doors. Commercial sectional doors are similar to residential garage doors, but are designed to meet more demanding performance specifications.

Sales by Garage Doors have provided approximately 33% of the company’s consolidated revenue in 2004, 32% in 2003 and 35% in 2002.

Sales and Marketing

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

Over the past decade, an increasing number of garage doors have been sold through home center retail chains such as The Home Depot, Inc. The company estimates that approximately 35% of its garage doors are sold through the home center channel of distribution. These home centers sell garage doors to the do-it-yourself consumer, the small residential and commercial contractor, as well as installed residential doors and operators for the rapidly growing do-it-for-me consumer segment. Distribution through the retail channel requires different capabilities and skills than those traditionally utilized by garage door manufacturers. Factors such as immediately available inventory, national distribution, national installation services, point-of-sale merchandising and special packaging are all important to the retailer.

The company is the principal supplier of residential garage doors throughout the United States and Canada to The Home Depot, Inc., with Clopay® brand doors being sold exclusively to this customer in the retail channel of distribution. Sales of the Clopay® brand outside the retail channel of distribution are not restricted. The segment’s largest customers are The Home Depot, Inc. and Menards, Inc. The loss of either of these customers would have a material adverse effect on the company’s business. The company distributes its garage doors directly to customers from its manufacturing facilities and through its network of 47 company-owned distribution centers located throughout the United States and in Canada. These distribution centers allow the company to maintain an inventory of garage doors near installing dealers and provide quick-ship service to retail and professional dealer customers.

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

The principal raw material used in the company’s manufacturing operations is galvanized steel, the price of which recently has significantly increased. The company also utilizes certain hardware components as well as wood and insulated foam. All of these raw materials are generally available from a number of sources.

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

Competition

The garage door industry is characterized by several large national manufacturers and many smaller regional and local manufacturers. The company competes on the basis of service, quality, price, brand awareness and product design.

The company’s brand names are widely recognized in the building products industry. The company believes that it has earned a reputation among installing dealers, retailers and wholesalers for producing a broad range of high-quality doors. The company’s market position and brand recognition are key marketing tools for expanding its customer base, leveraging its distribution network and increasing its market share.

Installation Services

The company has developed a substantial network of specialty building products installation and service operations. Its network of locations cover many of the key new single family home markets in the United States and offer a variety of building products and services to the residential construction and remodeling industries. The segment employs approximately 1,600 employees.

The company provides installed specialty building products primarily to residential builders. Builders are increasingly acting as developers and marketers, sub-contracting a substantial portion of the actual construction of a home. Traditionally, the market for installation services has been very fragmented, characterized by small operations offering a single type of building product in a single market. In what has historically been an undercapitalized, fragmented industry, the company has sufficient capital and the scale to attract professional management, achieve operating economies, and serve the needs of even the largest national builders.

Installation Services has targeted geographic markets that have a sizeable population or significant growth demographics. The markets served account for approximately 18% of all new residential housing permits in the United States. Installation Services’ multiple product offering is primarily targeted at new construction, wherein products are generally consumed at approximately the same time in the construction process. Products offered can be selected and upgraded by the end-customer in the company’s design centers. The company believes that its multi-product offering provides strategic marketing advantages over traditional, single product competitors, and provides the company with operational efficiencies. The company seeks to increase the cross-selling of its multiple products to its existing customers. Additionally, the company plans further growth through the introduction of additional installed building products. The replacement and remodeling markets are additional markets for the company’s products and professional installation services.

Products and Services

Installation Services sells and installs a variety of building products:

Garage Doors and Openers—garage doors are distributed, professionally installed and serviced in the new construction and replacement markets. Installation Services sources most of its garage doors from Garage Doors.

Fireplaces—manufactured wood and gas fireplaces and related products such as stone or marble surrounds, wood mantels and gas logs are distributed, professionally installed and serviced, primarily to the new construction market.

Flooring—flooring products distributed and installed to the new construction market include carpeting, tile and stone, wood and vinyl.

Appliances—appliances distributed to the new construction market include refrigerators, stoves, cooktops, ovens and dishwashers.

Kitchen and Bath Cabinets—cabinetry, with options in wood varieties and door styles, are offered for distribution and installation to the new construction market.

Other—other products include seamless gutters, closet systems, window coverings and bath enclosures. Tile and stone applications for shower and bath walls, counter tops and fireplace surrounds are also offered.

The company is able to leverage the offering of these products over a common customer base, providing efficiencies and convenience to the customer. The company operates well-appointed product design centers that facilitate selection of products by the consumer, enhancing customer service and providing an environment conducive to up-selling into higher margin products.

Sales by Installation Services have provided approximately 22% of the company’s consolidated revenue in 2004 and 23% in 2003 and 2002.

Competition

The installation services industry is fragmented, consisting primarily of smaller, single-market companies which have less financial resources than the company. The company competes on the basis of service, price and product line diversity.

Specialty Plastic Films

The company, through its wholly-owned subsidiary Clopay Plastics Products Company, develops and produces specialty plastic films and laminates for a variety of hygienic, health care and industrial uses in domestic and certain international markets. Specialty Plastic Films’ products include thin gauge embossed and printed films, elastomeric films and laminates of film and non-woven fabrics. These products are used primarily as moisture barriers in disposable infant diapers, adult incontinence products and feminine hygiene products, as protective barriers in single-use surgical and industrial gowns, drapes and equipment covers, and as packaging for hygienic products. Specialty Plastic Films’ products are sold through the company’s direct sales force primarily to multinational consumer and medical products companies. The segment employs approximately 1,100 employees worldwide.

The segment’s major customer is Procter & Gamble, with whom the company enjoys a long and growing relationship. Specialty Plastic Films supplies Procter & Gamble with a variety of products used primarily for its infant diapers, both domestically and internationally, and expects to continue to expand the relationship in the future.

The segment of the specialty plastic films industry in which Clopay participates has been affected by several key trends over the past five years. These trends include the increased use of disposable products in developing countries and favorable demographics, including increasing immigration, in the major global economies. Other trends representing significant opportunities for manufacturers include the continued demand for new advanced products such as cloth-like, breathable, laminated, and printed products and the need of major customers for global supply partners. Notwithstanding the positive trends affecting the industry, design changes by Procter & Gamble for its infant diaper products have resulted in a change in products produced by the Company from laminates to a narrower printed film. As a result, the volume of film products sold by the segment for this market is expected to decline. The company believes that investments in its technology development capability and capacity increases will lead to sales of new and related products, minimizing the impact of this reduction.

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

Sales by Specialty Plastic Films have provided approximately 30% of the company’s consolidated revenue in 2004, 30% in 2003 and 25% in 2002.

Sales and Marketing

The segment sells its products primarily in the United States and Europe with sales also in Canada, Central and South America and Asia Pacific. The segment utilizes an internal direct sales force, organized by customer accounts. Senior management actively participates by developing and maintaining close contacts with customers.

The segment’s largest customer is Procter & Gamble, which has accounted for a substantial portion of Specialty Plastic Films’ sales over the last five years. The loss of this customer would have a material adverse effect on the company’s business. Specialty plastic films also are sold to a diverse group of other leading consumer, health care and industrial companies.

The company seeks to expand its market presence for Specialty Plastic Films by capitalizing on its technological and manufacturing expertise and on its relationships with major international consumer products companies. Specifically, the company believes that it can continue to increase its North American sales and expand internationally through ongoing product development and enhancement and by marketing its technologically advanced breathable films and laminates and printed film for use in all of its markets. The company believes that its operations in Germany and Brazil provide a strong platform for additional sales growth in certain international markets.

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

The company’s research and development efforts have resulted in many inventions covering embossing patterns, improved processing methods, product formulations, product applications and other proprietary technology. Products developed by the company include microporous breathable films and cost-effective cloth-like films and laminates. Microporous breathability provides for moisture vapor transmission and airflow while maintaining barrier properties resulting in improved comfort and skin care. Cloth-like films and laminates provide consumers preferred aesthetics such as softness and visual appeal. The company recently began multi-color printing of films and laminates for its baby diaper products. The company holds a number of patents for its current specialty film and laminate products and related manufacturing processes. The company believes its patents are a less significant factor in its success than its proprietary know-how and the knowledge, ability and experience of its employees.

International Operations

The segment has two operations in Germany from which it sells plastic films throughout Europe. One of its German operations, Finotech, is structured as a joint venture with Corovin GmbH, a manufacturer of non-woven fabrics headquartered in Germany that is a subsidiary of BBA Group PLC, a publicly owned diversified U.K. manufacturer. Finotech is 60% owned by the company.

In June 2002, the company acquired 60% ownership in Isofilme Ltd., a manufacturer of plastic hygienic and specialty films located in Sao Paulo, Brazil which operates under the name Clopay do Brasil. In October 2004, the company acquired an additional 30% of Isofilme. The acquisition provides a platform to broaden participation in South American markets and strengthen the company’s position as a global supplier.

Manufacturing and Raw Materials

The company manufactures its specialty plastic film and laminate products on high-speed equipment designed to meet stringent tolerances. The manufacturing process consists of melting a mixture of polyolefin resins (primarily polyethylene) and additives, and forcing this mixture through a computer controlled die and rollers to produce embossed films. In addition, the lamination process involves extruding the melted plastic films directly onto a non-woven fabric and bonding these materials to form a laminate. The company also manufactures multi-color printed films and laminates. Through statistical process control methods, company personnel monitor and control the entire production process.

This segment continued a significant capital expansion program begun in fiscal 2003 to support new opportunities with its major customers and to increase capacity throughout its operations. The product initiative involving the production of high-quality, multi-color printing of films and laminates for the baby diaper market in North America and Europe is nearing completion. Capital spending for Specialty Plastic Films was approximately $30 million in fiscal 2003 and $40 million in fiscal 2004. It is anticipated that spending in fiscal 2005 will approach 2004 levels, including the printing program and capacity additions for its operations in Europe and Brazil.

Plastic resins, such as polyethylene and polypropylene, and non-woven fabrics are the basic raw materials used in the manufacture of substantially all of Specialty Plastic Films’ products, the price of which has increased since early 2002. The near-term outlook is for further increases in resin prices. The company currently purchases its plastic resins in pellet form from several suppliers. The purchases are made under supply agreements that do not specify fixed pricing terms. The company’s sources for raw materials are believed to be adequate for its current and anticipated needs.

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

Electronic Information and Communication Systems

The company, through its wholly-owned subsidiary, Telephonics Corporation, specializes in advanced electronic information and communication systems for defense, aerospace, civil, industrial, and commercial applications domestically and in certain international markets. The company designs, manufactures, sells, and provides logistical support for aircraft communication systems, radar, air traffic management, information and command and control systems, identification friend or foe (“IFF”) equipment, transportation communication systems and custom, mixed-signal, application specific integrated circuits. The company is a leading supplier of airborne maritime surveillance radar and aircraft intercommunication management systems, the segment’s two largest product lines. In addition to its traditional defense products used predominantly by the United States Government, in recent years the company has adapted its core technologies to products used in international markets and has expanded its presence in both non-defense government and commercial markets. In fiscal 2004, approximately 60% of the segment’s sales were to the United States defense industry, 30% to international customers and 10% to commercial customers. The segment employs approximately 1,100 employees.

The United States defense electronics procurement budget is expected to grow faster than the overall defense budget. Growth in this budget area reflects the trend in recent years for the United States’ Department of Defense to opt for the installation of new electronic systems and equipment in existing aircraft rather than develop new weapons systems. Conflicts involving the country’s military have also tended in recent years to require deployment and significant coordination between air, sea and ground forces, often in distant parts of the world, underscoring the evolution and growing importance of electronic systems that provide surveillance, tracking, communication and command and control. The company believes that Telephonics’ advanced systems and sub-systems are well positioned to address the needs of an electronic battlefield with emphasis on the generation and dissemination of timely data for use by highly mobile ground, air and naval forces. The company anticipates that the need for such systems will also increase in connection with the increasingly active role that the military is playing in the war on terrorism, both at home and abroad.

Programs and Products

The table below lists some of the major programs the company currently participates in:

Customer	Program	Product
The Boeing Company	U.S. Air Force C-17A Cargo Transport U.S. Air Force C-130 Hercules Air Transport Airborne Warning and Control System (AWACS) U.S. Navy F/A-18/E/F Fighter/Attack Aircraft	Intercommunications Management Systems
	AWACS	Identification Friend or Foe System
BAE Systems	U.K. NIMROD Royal Maritime Patrol Aircraft	Intercommunications Systems Integration
Northrop Grumman	Joint-STARS Surveillance Aircraft	Intercommunications Management Systems
	U.S. Coast Guard HU-25 Aircraft	Maritime Surveillance Radar
	U.S. Air Force	Ground Surveillance Radar
Lockheed Martin Corporation	U.S. Navy MH-60S/MH-60R Helicopters U.S. Navy P-3 Aircraft	Intercommunications Management Systems
	U.S. Navy MH-60R Helicopter	Maritime Surveillance Radar and Identification Friend or Foe System
MacDonald Dettwiler	Canadian Air Force CP-140 Aurora Aircraft Modernization Program	Maritime Surveillance Radar and Identification Friend or Foe System
Sikorsky Aircraft Company	S-70B Maritime Surveillance Helicopter	Maritime Surveillance Radar
	SH-60B Maritime Surveillance Helicopter UH-60M Blackhawk Helicopter Upgrade Program	Intercommunications Management Systems

The company manufactures specialized electronic products for a variety of applications. Electronic Information and Communication Systems’ products include communication systems, radar systems, information and command and control systems, and mixed-signal application-specific large-scale integrated circuits used in defense, non-military government and commercial markets.

The company specializes in communication systems and products and is a leading manufacturer of aircraft intercommunication systems with products in digital and analog communication management, digital audio distribution and control, and communication systems integration. The company’s communication products are used on the U.S. Navy’s MH-60R multi-mission and MH-60S utility helicopters, the United Kingdom’s NIMROD surveillance aircraft, the U.S. Air Force C-17A cargo transport, the U.S. Air Force’s Joint Surveillance and Target Acquisition Radar System (Joint-STARS) aircraft, and AWACS aircraft.

The company’s command and control systems include airborne maritime surveillance radar, ground surveillance radar, weather and search radar systems, air traffic management systems and tactical instrument landing systems. The company provides expertise and equipment for detecting and tracking targets in a maritime environment and flight path management systems for air traffic control applications. Its maritime radar systems, which are used in more than 20 countries, are fitted aboard helicopters, fixed-wing aircraft, and aerostats for use at sea. The company’s radar expertise resulted in an award from Northrop Grumman to deliver ground surveillance radar in 2004 for perimeter protection of U.S. Air Force bases around the world. The company also increased its market penetration through an award to develop, manufacture and deliver radar with imaging in both maritime and overland environments for the Canadian Air Force’s CP-140 Aurora aircraft program. The company’s electronic systems include IFF systems used by the U.S. Air Force and NATO on the AWACS aircraft and tactical microwave landing systems used by the U.S. Navy, NASA and other customers for ground and ship-based applications.

Telephonics is generally a first tier supplier to prime contractors in the defense industry such as Boeing, Lockheed Martin, Northrop Grumman and BAE Systems. With the significant contraction and consolidation that has occurred in the U.S. and international defense industry, major prime contractors worldwide are relying on smaller, key suppliers to provide advances in technology and greater efficiencies to reduce the cost of major systems and platforms. The company believes that this situation creates an opportunity for established, first tier suppliers to capitalize on existing relationships with major prime contractors and play a larger role in the foreseeable future.

The company also manufactures custom and standard, mixed-signal, application-specific large-scale integrated circuits for customers in the security, military telecommunications and multi-media industries.

Sales by Electronic Information and Communication Systems have provided approximately 16% of the company’s consolidated revenue in 2004, 14% in 2003 and 16% in 2002.

Backlog

The funded backlog for Electronic Information and Communication Systems was approximately $175 million at September 30, 2004, compared to $159 million at September 30, 2003. Approximately 80% of the current backlog is expected to be filled during fiscal 2005.

Sales and Marketing

Telephonics has approximately 25 technical business development personnel who act as the focal point for its marketing activities and approximately 40 sales representatives who introduce its products and systems to customers worldwide.

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

In recent years, the segment has also significantly expanded its customer base in international markets. The company’s international projects include a contract with BAE Systems as part of the United Kingdom’s upgrade of the NIMROD surveillance aircraft and a number of contracts with the Civil Aviation Authority of China for air traffic management systems for Mainland China.

Research and Development

This segment regularly updates its core technologies through internally funded research and development. The selection of these R&D projects is based on available opportunities in the marketplace, as well as input from the company’s customers. Recent internally funded research and development has resulted in the development of an airborne imaging maritime surveillance radar system with advanced technology and greater functionality, as well as an all-digital, totally secure intercommunications management system.

The company believes that it is a technological leader in its core markets and intends to pursue new growth opportunities by leveraging its systems design and engineering capabilities and incumbent position on key platforms. For example, during 2000 Telephonics was awarded a contract for the development of the next generation integrated radio management system for the U.S. Air Force’s C-17A air transport. This program transitioned from development to production in fiscal 2003. The company also expects substantial sales growth as it transitions from development to the production phase for the US Navy’s MH-60R helicopter program.

In addition to Telephonics’ products for defense programs, the company has also applied its technology to produce products for commercial applications such as airborne weather and search radar, air traffic control systems and car-borne and wayside communications and vehicle health monitoring systems for rail cars.

The company believes that its reputation for innovative product design and engineering capabilities, especially in the areas of voice and data communications, radio frequency design, digital signal processing, networking systems, inverse synthetic aperture radar and analog, digital and mixed-signal integrated circuits, has enhanced its ability to secure, retain and expand its participation in defense programs and commercial undertakings. The company is capable of meeting a full range of customer requirements including system requirements definition, product design and development, manufacturing and test, integration and installation, and logistical support. As a result, the company has been successful in developing a number of relationships as an important strategic partner and first tier supplier to various prime contractors.

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

Competition

The Electronic Information and Communication Systems segment competes with major manufacturers of electronic information and communication systems that have greater financial resources than the company, and with several smaller manufacturers of similar products. The company competes on the basis of technology, design, quality, price and program performance.

Employees

On a consolidated basis, the company has approximately 5,600 employees located throughout the United States, in Europe and Brazil. Approximately 105 of its employees are covered by a collective bargaining agreement, primarily with an affiliate of the AFL-CIO. The company believes its relationships with its employees are satisfactory.

Regulation

The company’s operations are subject to various environmental, health and employee safety laws. The company has spent money and management has spent time complying with environmental, health and worker safety laws which apply to its operations and facilities and the company expects to continue to do so. Compliance with environmental laws has not historically materially affected the company’s capital expenditures, earnings or competitive position. The company does not expect compliance with environmental laws to have a material effect on the company in the future. The company believes that it generally complies with applicable environmental, health and worker safety laws and governmental regulations. Nevertheless, the company cannot guarantee that in the future it will not incur additional costs for compliance or that those costs will not be material.

Seasonality

Historically the company’s revenues and earnings are lowest in its second fiscal quarter and highest in its fourth fiscal quarter.

Financial Information About Geographic Areas

Revenues, based on the customers’ locations, and property, plant and equipment attributed to the United Sates and all other countries are as follows:

	2004	2003	2002
Revenues by geographic area—
United States	$1,045,943,000	$950,686,000	$936,704,000
Germany	73,341,000	57,345,000	41,366,000
United Kingdom	40,370,000	37,899,000	35,650,000
Canada	40,543,000	27,167,000	23,405,000
Poland	35,823,000	35,907,000	31,176,000
All other countries	157,789,000	145,646,000	124,303,000
	$1,393,809,000	$1,254,650,000	$1,192,604,000
Property, plant and equipment by geographic area—
United States	$113,631,000	$112,517,000	$107,248,000
Germany	86,815,000	55,964,000	39,929,000
All other countries	3,093,000	1,371,000	1,076,000
	$203,539,000	$169,852,000	$148,253,000

Research and Development

Research and development costs not recoverable under contractual arrangements are charged to expense as incurred. Research and development costs for all business segments were approximately $17,400,000 in 2004, $17,000,000 in 2003 and $17,000,000 in 2002.

Executive Officers of the Registrant

Name	Age	Served as Officer Since	Positions and Offices
Harvey R. Blau	69	1983	Chairman of the Board and Chief Executive Officer
Robert Balemian	65	1976	President and Chief Financial Officer
Patrick L. Alesia	56	1979	Vice President and Treasurer
Edward I. Kramer	70	1997	Vice President, Administration and Secretary

Item 2.   Properties

The company occupies approximately 4,000,000 square feet of general office, factory and warehouse space and showrooms throughout the United States, in Germany and in Brazil. For a description of the encumbrances on certain of these properties, see Note 2 to the company’s consolidated financial statements. The following table sets forth certain information related to the company’s major facilities:

Location	Business Segment	Primary Use	Approximate Square Footage	Owned or Leased
Jericho, NY	Corporate Headquarters	Office	10,000	Leased
Farmingdale, NY	Electronic Information and Communication Systems	Manufacturing and research and development	183,000	Owned
Huntington, NY	Electronic Information and Communication Systems	Manufacturing	95,000 44,000	Owned Leased
Mason, OH	Garage Doors Installation Services Specialty Plastic Films	Office and research and development	131,000	Leased
Aschersleben, Germany	Specialty Plastic Films	Manufacturing	290,000	Owned
Dombühl, Germany	Specialty Plastic Films	Manufacturing	124,000	Owned
Augusta, KY	Specialty Plastic Films	Manufacturing	232,000	Owned
Nashville, TN	Specialty Plastic Films	Manufacturing	250,000	Leased
Sao Paulo, Brazil	Specialty Plastic Films	Manufacturing	22,000	Leased
Russia, OH	Garage Doors	Manufacturing	339,000	Owned
Baldwin, WI	Garage Doors	Manufacturing	148,000	Leased
Los Angeles, CA	Garage Doors	Garage door hardware manufacturing	40,000	Leased
Auburn, WA	Garage Doors	Manufacturing	123,000	Leased
Tempe, AZ	Garage Doors	Manufacturing	100,000	Leased

The company also leases approximately 1,900,000 square feet of space for the Garage Doors distribution centers and Installation Services locations in numerous facilities throughout the United States. The company has aggregate minimum annual rental commitments under real estate leases of approximately $12 million. The majority of the leases have escalation clauses related to increases in real property taxes on the leased property and some for cost of living adjustments. Certain of the leases have renewal and purchase options.

In fiscal 2004, the company purchased land near Sao Paulo, Brazil on which it intends to build a manufacturing facility to expand Specialty Plastic Films’ South American operations. Equipment and plant expenditures in fiscal 2005 are anticipated to be approximately $50 million, primarily in connection with the Specialty Plastic Films capital expansion program. The other plants and equipment of the company are believed to contain sufficient space for current and presently foreseeable needs.

Item 3.   Legal Proceedings

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

Subsequently, the company was advised by the DEC that random sampling at the Peekskill Site and in a creek near the Peekskill Site indicated concentrations of solvents and other chemicals common to Lightron’s prior plating operations. ISC Properties, Inc. then entered into a consent order with the DEC in 1996 (the “Consent Order”) to perform a remedial investigation and prepare a feasibility study. After completing the initial remedial investigation pursuant to the Consent Order, ISC Properties, Inc. was required by the DEC to conduct a supplemental remedial investigation under the Consent Order. In or about August 2004, a report was submitted to the DEC of the findings under the supplemental remedial investigation. No feasibility study has yet been performed pursuant to the Consent Order. Amounts expended to date related to this proceeding aggregate less than $750,000 over a period that covers more than ten years. Management believes, based on facts presently known to it, that the resolution of this matter will not have a material adverse effect on the company’s consolidated financial position, results of operations and cash flows.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)  The company’s Common Stock is listed for trading on the New York Stock Exchange under the symbol “GFF”. The following table shows for the periods indicated the quarterly range in the high and low sales prices for the company’s Common Stock:

FISCAL QUARTER ENDED	HIGH	LOW
December 31, 2002	$13.86	$10.27
March 31, 2003	14.49	12.28
June 30, 2003	16.55	12.85
September 30, 2003	19.21	15.75
December 31, 2003	21.18	17.98
March 31, 2004	23.35	19.71
June 30, 2004	23.35	20.52
September 30, 2004	22.75	19.69

(b)  As of December 1, 2004, there were approximately 14,700 recordholders of the company’s Common Stock.

(c)  The company declared and paid a 10% Common Stock dividend during fiscal 2001. No cash dividends on Common Stock were declared or paid during the five fiscal years ended September 30, 2004.

(d)  Equity Compensation Plan Information

The following sets forth information relating to the company’s equity compensation plans as of September 30, 2004:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (Column a)	Weighted average exercise price of outstanding options, warrants and rights (Column b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a)) (Column c)
Equity compensation plans approved by security holders	4,364,225	$10.91	449,375
Equity compensation plans not approved by security holders	1,376,578	13.29	2,950
Total	5,740,803	11.48	452,325

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

(e)  Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
July 1 - 31, 2004	35,000	$22.19	35,000	1,386,695
August 1 - 31, 2004	155,000	20.07	155,000	1,231,695
September 1 - 30, 2004	206,100	21.03	206,100	1,025,595
Total	396,100		396,100

(1)          All purchases were made in open market transactions. The company’s stock buyback program has been in effect since 1993, under which a total of approximately 15 million shares have been purchased for $183.1 million. In November 2004, the company’s Board of Directors authorized an increase of 1 million shares in the number of shares purchasable under the company’s stock buyback program, bringing the total authorization at that time to 1.9 million shares. There is no time limit on the repurchases to be made under the plan.

Item 6.   Selected Financial Data

	2004	2003	2002		2001	2000
Net sales	$1,393,809,000	$1,254,650,000	$1,192,604,000		$1,160,125,000	$1,118,386,000
Income before cumulative effect of a change in accounting principle	$53,859,000	$43,022,000	$34,054,000	(1)	$30,593,000	$24,880,000
Cumulative effect of a change in accounting principle	—	—	(24,118,000)		—	(5,290,000)
Net income	$53,859,000	$43,022,000	$9,936,000	(1)	$30,593,000	$19,590,000
Per share(2):
Basic	$1.81	$1.33	$1.03		$.93	$.75
Diluted	$1.71	$1.28	$.97		$.92	$.75
Total assets	$749,516,000	$678,730,000	$587,694,000		$584,993,000	$582,026,000
Long-term obligations	$154,445,000	$155,483,000	$74,640,000		$108,615,000	$125,916,000

(1)          Operating results for 2002 include a pre-tax charge of $10,200,000 for the divestiture of an unprofitable peripheral operation (Note 1 of Notes to Consolidated Financial Statements).

(2)          Per share amounts in 2002 and 2000 exclude the cumulative effect of a change in accounting principle.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Net sales for the year ended September 30, 2004 increased to $1.4 billion, up from $1.25 billion in 2003. Income before income taxes increased to $104.7 million from $83.1 million last year. The improved operating results reflected higher sales, earnings and operating margins in each of the company’s segments.

The company’s building products operations enjoyed a solid economy in 2004. The garage door segment finished the year with improved operating results reflecting strong demand and operational improvements. Installation services, the company’s other building products operation, also performed well, buoyed by active construction markets and realizing the benefits of the elimination in 2003 of an underperforming location.

Specialty plastic films continued its positive operating trend, but experienced reduced unit volume toward the end of 2004 due primarily to product design changes by its major customer. The customer will be using a narrower, printed film product designed to meet its changing needs, instead of the film laminate product currently supplied by the segment. The conversion to the new printed film has begun and is expected to be completed in the first half of 2005.

Both the specialty plastic films and the garage doors segments performed well, achieving higher sales and profits while market prices for their principal raw materials were rising. In specialty plastic films, raw material (resin) costs increased throughout 2004 in both North America and in Europe. It is estimated that resin cost movement produced a negative impact on 2004 operations of approximately $5 to $5.5 million. In garage doors, escalating raw material (steel) costs in the second half of the year negatively impacted 2004 operating income by approximately $2 to $2.5 million. These segments increased selling prices during the year, moderating the impact of the raw material price volatility on their 2004 operating results. Upward pressure on raw material prices has continued, and it is expected that these segments’ operating results in the near term will continue to be affected until prices stabilize or the segments are able to implement further selling price increases.

Telephonics, the company’s electronic information and communication systems segment, achieved a substantial increase in net sales and operating profit compared to 2003. Shipments under a $35 million contract for ground surveillance radar providing perimeter protection of U.S. Air Force bases were a significant contributor to this segment’s operational improvement.

The specialty plastic films segment continued to execute its capital program, adding film capacity in its North American operations and additional printing capacity in Europe and in North America. Capital expenditures by this segment were approximately $40 million in 2004 and the segment will add substantial additional capacity in fiscal 2005 in its operations in Germany and Brazil. These investments, which will incorporate engineering and technology upgrades, are expected to provide for future geographic expansion and development of new markets.

RESULTS OF OPERATIONS

See Note 7 of “Notes to Consolidated Financial Statements.”

Fiscal 2004 Compared to Fiscal 2003

Operating results (in thousands) by business segment were as follows:

	Net Sales		Operating Profit
	2004	2003	2004	2003
Garage doors	$476,581	$428,437	$42,600	$33,755
Installation services	306,992	289,409	10,909	7,380
Specialty plastic films	411,346	381,910	52,655	44,244
Electronic information and communication systems	220,674	178,693	20,224	14,161
Intersegment revenues	(21,784)	(23,799)	—	—
	$1,393,809	$1,254,650	$126,388	$99,540

Garage Doors

Net sales of the garage doors segment increased by $48.1 million compared to 2003. The increase was due to the higher unit sales ($33.6 million) driven primarily by strong demand in the professional installing dealer channel and the net effect ($14.5 million) of improved pricing and favorable product mix.

Operating profit of the garage doors segment increased $8.8 million compared to last year. Gross margin percentage increased to 33.0%, up from 32.3% in 2003. The higher margin was principally due to increased manufacturing efficiencies driven by unit volume growth and improved product mix, partly offset by the effect of higher raw material (steel) costs. Although the Company has implemented selling price increases, due to the magnitude of the cost increases and competitive conditions, such selling price adjustments have not fully offset the cost increases, resulting in a negative impact on operating income in 2004 of approximately $2 to $2.5 million. Selling, general and administrative expenses increased in connection with the sales growth but, as a percentage of sales, declined to 24.1% from 24.4% last year due to effective expense control.

Installation Services

Net sales of the installation services segment increased by $17.6 million compared to 2003.  The increase was principally due to continued strength in the new construction markets served by the segment.

Operating profit of the installation services segment increased $3.5 million compared to last year.  Gross margin percentage increased to 27.6%, up from 26.9% last year.  Selling, general and administrative expenses as a percentage of sales decreased to 24.1% compared to 24.4% last year.  The increased profitability was principally due to the substantial sales growth and the positive effect of the elimination in 2003 of an underperforming location.

Specialty Plastic Films

Net sales of the specialty plastic films segment increased $29.4 million compared to 2003.  The increase was principally due to the impact of favorable product mix ($13.3 million), the effect of a weaker U.S. dollar on translated foreign sales ($25.1 million) and improved pricing ($3.1 million), partly offset by the effect ($12.1 million) of lower unit sales due to customer product design changes.

Operating profit of the specialty plastic films segment increased $8.4 million compared to last year.  Gross margin percentage increased to 25.6%, up from 23.8%.  The increased margin was principally due to the favorable product mix and improved pricing, increased manufacturing efficiencies, exchange rate differences and the recognition last year of costs associated with manufacturing facility expansion, partly offset by the effect of higher raw material (resin) costs and costs attributable to product design changes and capacity growth.  It is estimated that resin cost movement produced a negative impact on 2004 operations of approximately $5 to $5.5 million.

Raw material price changes will have some effect on future operating results.  However, due to the volatility of resin prices and the timing and amount of any related selling price adjustments, the company cannot predict the extent to which the segment’s future operating results may be affected.

Selling, general and administrative expenses as a percentage of sales was 12.9% compared to 12.4% last year.  Selling, general and administrative expenses increased in connection with the sales growth and increased product development expenditures.

Electronic Information and Communication Systems

Net sales of the electronic information and communication systems segment increased $42.0 million compared to 2003.  The increase was principally due to performance under new contract awards, including a $35 million contract to provide ground surveillance radar that was completed in 2004, and an ongoing airborne surveillance radar program for the Canadian Air Force.

Operating profit of the electronic information and communication systems segment increased $6.1 million compared to last year primarily due to the sales increase.  Gross margin percentage decreased from 26.5% to 24.0%.  A lower margin product mix and the effect of cost growth in development programs were partly offset by the positive effect on gross margin percentage of improved performance in military production programs.  The effect of the lower gross margin percentage was offset by the sales increase.  Selling, general and administrative expenses decreased compared to last year principally due to lower business development costs and research and development expenditures.  Selling, general and administrative expenses as a percentage of sales was 15.0% compared to 19.1% last year due to the lower expense level and the substantial sales increase.

Interest Expense

Interest expense increased by $3.2 million compared to 2003 due to the sale in July 2003 of $130 million of 4% convertible subordinated notes, $49 million of which was used to repay bank indebtedness.

Income Tax Expense

The provision for income taxes for 2003 included $1.7 million of tax benefits reflecting the resolution of certain previously recorded tax liabilities and the finalization of income taxes on foreign earnings and remittances.

In October 2004 the American Jobs Creation Act of 2004 was enacted.  The company is currently assessing the potential impact of this complex legislation.  See Note 1 of “Notes to Consolidated Financial Statements.”

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

Operating profit of the garage doors segment increased $8.3 million compared to 2002.  The Atlas divestiture accounted for approximately $4 million of the increase.  Gross margin percentage increased to 32.3%, up from 30.7%.  The increased margin was due primarily to the Atlas divestiture, improved pricing and product mix and increased manufacturing efficiencies.  Selling, general and administrative expenses as a percentage of sales decreased to 24.4%, down from 25.0% in 2002, primarily due to the Atlas divestiture.

Installation Services

Net sales of the installation services segment increased by $10.6 million compared to 2002. The increase was principally due to the segment’s expanded product offering and increased market share.

Operating profit of the installation services segment decreased $0.4 million compared to 2002. Gross margin percentage decreased to 26.9%, down from 27.6% in 2002. Selling, general and administrative expenses as a percentage of sales decreased to 24.4% compared to 24.8% in 2002. The segment’s decreased profitability was principally due to costs to adjust inventory levels and make strategic changes in certain locations which have been underperforming.

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

Operating profit of the specialty plastic films segment increased $4.0 million compared to 2002. Gross margin percentage decreased to 23.8%, down from 25.4%. The lower margin percentage was principally due to the excess of raw material (resin) cost increases over selling price adjustments and costs associated with facility expansion for current and new products, partly offset by increased manufacturing efficiencies. The effect of the lower margin percentage on segment operating results was offset by the net positive effect of increased volume and favorable product mix, and exchange rate differences. Selling, general and administrative expenses as a percentage of sales was 12.4%, up from 12.1% in 2002, due to product development expenditures and higher freight and administrative costs associated with the segment’s European operations in support of the sales growth.

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

Operating profit of the electronic information and communication systems segment decreased $1.0 million compared to 2002 primarily due to the sales decrease. Gross margin percentage increased to 26.5%, up from 24.2%. The increased gross margin percentage is primarily due to manufacturing efficiencies in 2003, and lower margins in 2002 in connection with certain development phase programs.

Selling, general and administrative expenses increased over 2002 due primarily to higher research and development expenditures and new business development costs; due to the sales decrease these expenses increased to 19.1% as a percentage of sales, up from 16.9%.

Interest Expense

Interest expense increased by $0.3 million compared to 2002 due to the sale in July 2003 of $130 million of 4% convertible subordinated notes, $49 million of which was used to repay bank indebtedness.

Income Tax Expense

The company’s provision for income taxes included benefits of $1.7 million in 2003 and $2.0 million in 2002 reflecting the resolution of certain previously recorded tax liabilities principally in connection with completed examinations of prior years’ tax returns.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated by operations for 2004 was $105.8 million compared to $67.5 million last year and working capital was $270.0 million at September 30, 2004. Operating cash flows increased compared to last year due primarily to higher profitability and changes in operating assets and current liabilities.

Net cash used in investing activities during 2004 was $59.2 million. The company had capital expenditures of $56.1 million, principally made in connection with the ongoing capital expansion program in the specialty plastic films segment. Capital expenditures in 2005 are anticipated to be at approximately the same level as 2004, and are expected to be funded principally by existing cash balances and operating cash flows. These investments, which will add substantial additional capacity in specialty plastic films’ operations in Germany and Brazil, will incorporate engineering and technology upgrades expected to provide for future geographic expansion and development of new markets.

Net cash used by financing activities during 2004 was $29.3 million. Approximately $28.4 million was used to acquire a total of 1.3 million shares of Common Stock. The company’s board of directors has authorized a one million share increase in the company’s stock buyback program, bringing the unused authorization to approximately 2 million shares. Additional purchases under the company’s stock buyback program will be made from time to time, depending on market conditions, at prices deemed appropriate by management.

In connection with its outstanding 4% convertible subordinated notes (the “Notes”), upon conversion the company had the option of delivering cash or a combination of cash and shares of Common Stock in exchange for tendered Notes. The company has irrevocably elected to pay Noteholders at least $1,000 in cash for each $1,000 principal amount of Notes presented for conversion. The excess of the value of the company’s Common Stock that would have been issuable upon conversion over the cash delivered will be paid to Noteholders in shares of the company’s Common Stock. See Note 2 of “Notes to Consolidated Financial Statements.”

Contractual Obligations

At September 30, 2004, payments to be made pursuant to significant contractual obligations are as follows (000’s omitted):

Year	Purchase Obligations	Capital Expenditures	Operating Leases	Debt Repayments	Total
2005	$73,700	$10,100	$29,100	$8,300	$121,200
2006	7,700	—	18,900	9,400	36,000
2007	3,200	—	14,700	13,600	31,500
2008	2,800	—	8,800	1,500	13,100
2009	1,600	—	3,600	—	5,200
Thereafter	300	—	3,500	130,000	133,800

The purchase obligations are generally for the purchase of goods and services in the ordinary course of business. The company uses blanket purchase orders to communicate expected requirements to certain of its vendors. Purchase obligations reflect those purchase orders where the commitment is considered to be firm. Purchase obligations that extend beyond 2005 are principally related to long-term contracts received from customers of the electronic information and communication systems segment.

A wholly owned subsidiary of the company has a lease agreement that limits dividends and advances it may pay to the parent company. The agreement permits the payment of income taxes based on a tax sharing arrangement, and dividends based on a percentage of the subsidiary’s net income. At September 30, 2004 the subsidiary had net assets of approximately $330 million. The company expects that cash flows from operations, together with existing cash, bank lines of credit and lease line availability, should be adequate to satisfy contractual obligations and finance presently anticipated working capital and capital expenditure requirements.

ACCOUNTING POLICIES AND PRONOUNCEMENTS

Critical Accounting Policies

The company’s significant accounting policies are set forth in Note 1 of “Notes to Consolidated Financial Statements.” The following discussion of critical accounting policies addresses those policies that require management judgment and estimates and are most important in determining the company’s operating results and financial condition.

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

The company sponsors several defined benefit pension plans. The amount of the company’s liability for pension benefits and the amount of pension expense recognized in the financial statements is determined using actuarial assumptions such as the discount rate, the long-term rate of return on plan assets and the rate of compensation increases. Judgment is required to annually determine the rates to be used in performing the actuarial calculations. The company evaluates these assumptions with its actuarial and investment advisors and believes that they are within accepted industry ranges. In 2004 the discount rate was lowered to reflect current market conditions.

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

Recent Accounting Pronouncements

In October 2004 the Financial Accounting Standards Board ratified the consensus of the Emerging Issues Task Force on Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.” This consensus requires contingently convertible debt to be included in the calculation of diluted earnings per share even though related market based contingencies have not been met. Holders of the company’s 4% convertible subordinated notes are entitled to convert their notes into the company’s Common Stock upon the occurrence of certain events and on the terms described in Note 2 of “Notes to Consolidated Financial Statements”. Shares potentially issuable upon conversion will be included in the calculation of diluted earnings per share using the “treasury stock” method. Adoption of Issue 04-8, which becomes effective for fiscal 2005, will not affect the company’s fiscal 2004 or previously reported diluted earnings per share amounts. See Note 1 of “Notes to Consolidated Financial Statements.”

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

Item 7A.   Quantitative and Qualitative Disclosure about Market Risk

Management does not believe that there is any material market risk exposure with respect to foreign currency, derivatives or other financial instruments that would require disclosure under this item.

Item 8.   Financial Statements and Supplementary Data

The financial statements of the company and its subsidiaries and the report thereon of PricewaterhouseCoopers LLP, dated November 30, 2004 for the fiscal years ended September 30, 2004, 2003 and 2002 are included herein:

•       Report of Independent Registered Public Accounting Firm.

•       Consolidated Balance Sheets at September 30, 2004 and 2003.

•       Consolidated Statements of Income, Cash Flows and Shareholders’ Equity for the years ended September 30, 2004, 2003 and 2002.

•       Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Griffon Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 45 present fairly, in all material respects, the financial position of Griffon Corporation and its subsidiaries (the “Company”) at September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 15(a)(2) on page 45 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Company changed the manner in which it accounts for goodwill and other intangible assets upon adoption of Statement of Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets”, on October 1, 2001.

PricewaterhouseCoopers LLP
New York, New York
November 30, 2004

GRIFFON CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$88,047,000	$69,816,000
Accounts receivable, less allowance for doubtful accounts of $8,729,000 in 2004 and $7,965,000 in 2003 (Note 1)	174,938,000	173,942,000
Contract costs and recognized income not yet billed (Note 1)	32,700,000	46,642,000
Inventories (Note 1)	141,567,000	114,003,000
Prepaid expenses and other current assets	43,381,000	39,280,000
Total current assets	480,633,000	443,683,000
PROPERTY, PLANT AND EQUIPMENT, at cost, net of depreciation and amortization (Note 1)	203,539,000	169,852,000
OTHER ASSETS:
Costs in excess of fair value of net assets of businesses acquired, net (Note 1)	50,554,000	49,983,000
Other	14,790,000	15,212,000
	65,344,000	65,195,000
	$749,516,000	$678,730,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable and current portion of long-term debt (Note 2)	$14,490,000	$12,161,000
Accounts payable	85,589,000	69,555,000
Accrued liabilities (Note 1)	96,288,000	95,372,000
Income taxes (Note 1)	14,264,000	16,975,000
Total current liabilities	210,631,000	194,063,000
Long-Term Debt (Note 2)	154,445,000	155,483,000
Other Liabilities and Deferred Credits	40,293,000	27,539,000
Commitments and Contingencies (Note 5)
Minority Interest	25,175,000	17,591,000
SHAREHOLDERS’ EQUITY (Note 3):
Preferred stock, par value $.25 per share, authorized 3,000,000 shares, no shares issued	—	—
Common stock, par value $.25 per share, authorized 85,000,000 shares, issued 38,006,139 shares in 2004 and 36,625,717 shares in 2003	9,502,000	9,156,000
Capital in excess of par value	115,160,000	97,721,000
Retained earnings	338,485,000	284,626,000
Treasury shares, at cost, 9,014,509 common shares in 2004 and 7,165,919 common shares in 2003	(136,147,000)	(97,902,000)
Accumulated other comprehensive income (Note 1)	(5,051,000)	(6,064,000)
Deferred compensation	(2,977,000)	(3,483,000)
Total shareholders’ equity	318,972,000	284,054,000
	$749,516,000	$678,730,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Years ended September 30
	2004	2003	2002
Net sales	$1,393,809,000	$1,254,650,000	$1,192,604,000
Cost of sales:
Products	992,648,000	899,257,000	854,881,000
Divested operation inventory charge (Note 1)	—	—	3,200,000
	992,648,000	899,257,000	858,081,000
	401,161,000	355,393,000	334,523,000
Selling, general and administrative expenses (Note 1)	289,979,000	268,990,000	260,006,000
Loss on divestiture (Note 1)	—	—	7,000,000
	111,182,000	86,403,000	67,517,000
Other income (expense):
Interest expense	(8,066,000)	(4,867,000)	(4,569,000)
Interest income	1,070,000	682,000	866,000
Other, net	563,000	847,000	589,000
	(6,433,000)	(3,338,000)	(3,114,000)
Income before income taxes	104,749,000	83,065,000	64,403,000
Provision for income taxes (Note 1)	38,757,000	29,876,000	22,506,000
Income before minority interest and cumulative effect of a change in accounting principle	65,992,000	53,189,000	41,897,000
Minority interest	(12,133,000)	(10,167,000)	(7,843,000)
Income before cumulative effect of a change in accounting principle	53,859,000	43,022,000	34,054,000
Cumulative effect of a change in accounting principle, net of income taxes (Note 1)	—	—	(24,118,000)
Net income	$53,859,000	$43,022,000	$9,936,000
Basic earnings per share of common stock (Note 1):
Income before cumulative effect of a change in accounting principle	$1.81	$1.33	$1.03
Cumulative effect of a change in accounting principle	—	—	(.73)
	$1.81	$1.33	$.30
Diluted earnings per share of common stock (Note 1):
Income before cumulative effect of a change in accounting principle	$1.71	$1.28	$.97
Cumulative effect of a change in accounting principle	—	—	(.69)
	$1.71	$1.28	$.28

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30
	2004	2003	2002
Cash flows from operating activities:
Net income	$53,859,000	$43,022,000	$9,936,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,331,000	26,182,000	22,637,000
Gain on sale of real estate	—	—	(1,974,000)
Loss on divestiture	—	—	10,200,000
Minority interest	12,133,000	10,167,000	7,843,000
Cumulative effect of a change in accounting principle	—	—	24,118,000
Provision for losses on accounts receivable	2,785,000	1,879,000	1,407,000
Deferred income taxes	8,336,000	4,535,000	(3,275,000)
Change in assets and liabilities:
(Increase) decrease in accounts receivable and contract costs and recognized income not yet billed	11,545,000	(12,621,000)	4,214,000
Increase in inventories	(27,313,000)	(9,832,000)	(8,673,000)
(Increase) decrease in prepaid expenses and other assets	(4,655,000)	(1,257,000)	1,951,000
Increase in accounts payable, accrued liabilities and income taxes payable	14,632,000	4,919,000	8,637,000
Other changes, net	6,128,000	492,000	5,631,000
Total adjustments	51,922,000	24,464,000	72,716,000
Net cash provided by operating activities	105,781,000	67,486,000	82,652,000
Cash flows from investing activities:
Acquisition of property, plant and equipment	(56,124,000)	(44,049,000)	(24,300,000)
Proceeds from divestiture	—	3,826,000	—
Proceeds from sale of real estate	—	—	2,638,000
Acquired businesses	—	(13,773,000)	(4,598,000)
Increase in equipment lease deposits	(3,787,000)	(1,261,000)	(2,816,000)
Other, net	708,000	—	(789,000)
Net cash used in investing activities	(59,203,000)	(55,257,000)	(29,865,000)
Cash flows from financing activities:
Purchase of treasury shares	(28,400,000)	(60,655,000)	(11,874,000)
Proceeds from issuance of long-term debt	12,393,000	157,193,000	4,000,000
Payments of long-term debt	(12,631,000)	(78,259,000)	(39,217,000)
Increase (decrease) in short-term borrowings	103,000	1,072,000	(963,000)
Exercise of stock options	5,473,000	1,288,000	6,788,000
Payment of debt issuance costs	—	(4,218,000)	—
Distributions to minority interest	(5,974,000)	(6,362,000)	(6,252,000)
Other, net	(269,000)	—	(504,000)
Net cash provided (used) by financing activities	(29,305,000)	10,059,000	(48,022,000)
Effect of exchange rate changes on cash and cash equivalents	958,000	1,779,000	888,000
Net increase in cash and cash equivalents	18,231,000	24,067,000	5,653,000
Cash and cash equivalents at beginning of year	69,816,000	45,749,000	40,096,000
Cash and cash equivalents at end of year	$88,047,000	$69,816,000	$45,749,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended September 30, 2004, 2003 and 2002

	COMMON STOCK		CAPITAL IN EXCESS OF	RETAINED	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE	DEFERRED	COMPREHENSIVE
	SHARES	PAR VALUE	PAR VALUE	EARNINGS	SHARES	COST	INCOME	COMPENSATION	INCOME
Balances, September 30, 2001	35,023,437	$8,756,000	$79,761,000	$231,668,000	2,284,802	$19,230,000	$(4,573,000)	$2,529,000
Foreign currency translation adjustment	—	—	—	—	—	—	(4,660,000)	—	$(4,660,000)
Minimum pension liability adjustment	—	—	—	—	—	—	(3,013,000)	—	(3,013,000)
Net income	—	—	—	9,936,000	—	—	—	—	9,936,000
Comprehensive income (Note 1)	—	—	—	—	—	—	—	—	$2,263,000
Amortization of deferred compensation	—	—	—	—	—	—	—	(580,000)
ESOP purchase of Common Stock	—	—	—	—	—	—	—	2,000,000
Purchase of treasury shares	—	—	—	—	982,181	16,971,000	—	—
Exercise of stock options	1,307,025	327,000	9,608,000	—	—	—	—	—
Tax benefit from exercise of stock options	—	—	4,661,000	—	—	—	—	—
Other	6,730	1,000	747,000	—	—	—	—	100,000
Balances, September 30, 2002	36,337,192	9,084,000	94,777,000	241,604,000	3,266,983	36,201,000	(12,246,000)	4,049,000
Foreign currency translation adjustment	—	—	—	—	—	—	7,921,000	—	$7,921,000
Minimum pension liability adjustment	—	—	—	—	—	—	(1,739,000)	—	(1,739,000)
Net income	—	—	—	43,022,000	—	—	—	—	43,022,000
Comprehensive income (Note 1)	—	—	—	—	—	—	—	—	$49,204,000
Amortization of deferred compensation	—	—	—	—	—	—	—	(666,000)
Purchase of treasury shares	—	—	—	—	3,825,284	60,655,000	—	—
Exercise of stock options	281,225	70,000	1,923,000	—	73,652	1,046,000	—	—
Tax benefit from exercise of stock options	—	—	854,000	—	—	—	—	—
Other	7,300	2,000	167,000	—	—	—	—	100,000
Balances, September 30, 2003	36,625,717	9,156,000	97,721,000	284,626,000	7,165,919	97,902,000	(6,064,000)	3,483,000
Foreign currency translation adjustment	—	—	—	—	—	—	3,018,000	—	$3,018,000
Minimum pension liability adjustment	—	—	—	—	—	—	(2,005,000)	—	(2,005,000)
Net income	—	—	—	53,859,000	—	—	—	—	53,859,000
Comprehensive income (Note 1)	—	—	—	—	—	—	—	—	$54,872,000
Amortization of deferred compensation	—	—	—	—	—	—	—	(606,000)
Purchase of treasury shares	—	—	—	—	1,348,400	28,400,000	—	—
Exercise of stock options	1,375,772	344,000	11,220,000	—	500,190	9,845,000	—	—
Tax benefit from exercise of stock options	—	—	5,796,000	—	—	—	—	—
Other	4,650	2,000	423,000	—	—	—	—	100,000
Balances, September 30, 2004	38,006,139	$9,502,000	$ 115,160,000	$338,485,000	9,014,509	$136,147,000	$ (5,051,000)	$2,977,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Cash flows and credit risk

The company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash payments for interest were approximately $8,557,000, $3,995,000 and $5,522,000 in 2004, 2003 and 2002, respectively.

A substantial portion of the company’s trade receivables are from customers of the garage doors and installation services segments whose financial condition is dependent on the construction and related retail sectors of the economy.

The allowance for doubtful accounts reflects the estimated accounts receivable that will not be collected due to credit losses and customer returns and allowances. Provisions for estimated uncollectible accounts receivable are made for individual accounts based upon specific facts and circumstances including criteria such as their age, amount, and customer standing. Provisions are also made for other accounts receivable not specifically reviewed based upon historical experience.

Comprehensive income

Comprehensive income is presented in the consolidated statements of shareholders’ equity and consists of net income and other items of comprehensive income such as minimum pension liability adjustments and foreign currency translation adjustments.

The components of accumulated other comprehensive income at September 30, 2004 were a foreign currency translation adjustment of $4,066,000 and a minimum pension liability adjustment, net of tax, of ($9,117,000). At September 30, 2003, accumulated comprehensive income consisted of a foreign currency translation adjustment of $1,048,000, and a minimum pension liability adjustment, net of tax, of ($7,112,000).

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

“Contract costs and recognized income not yet billed” consists of recoverable costs and accrued profit on long-term contracts for which billings had not been presented to the customers because the amounts were not billable at the balance sheet date, net of progress payments of $3,530,000 at September 30, 2004 and $985,000 at September 30, 2003. Amounts become billable when applicable contractual terms are met. Such terms vary, and include the achievement of specified milestones, product delivery and stipulated progress payments. Substantially all such amounts will be billed and collected within one year.

Inventories

Inventories, stated at the lower of cost (first-in, first-out or average) or market, include material, labor and manufacturing overhead costs and are comprised of the following:

	September 30
	2004	2003
Finished goods	$57,654,000	$50,270,000
Work in process	53,498,000	42,029,000
Raw materials and supplies	30,415,000	21,704,000
	$141,567,000	$114,003,000

Property, plant and equipment

Depreciation of property, plant and equipment is provided on a straight-line basis over the estimated useful lives of the assets.

Estimated useful lives for property, plant and equipment are as follows: buildings and building improvements—25 to 40 years; machinery and equipment—2 to 15 years and leasehold improvements—over the life of the lease or life of the improvement, whichever is shorter. The original cost of fully-depreciated property, plant and equipment remaining in use at September 30, 2004 is approximately $60,000,000.

Property, plant and equipment consists of the following:

	September 30
	2004	2003
Land, buildings and building improvements	$66,003,000	$60,276,000
Machinery and equipment	293,764,000	244,808,000
Leasehold improvements	14,153,000	13,261,000
	373,920,000	318,345,000
Less—Accumulated depreciation and amortization	170,381,000	148,493,000
	$203,539,000	$169,852,000

Acquisitions and costs in excess of fair value of net assets of businesses acquired (“Goodwill”)

In June 2002, the company acquired a 60% interest in Isofilme Ltda., a Brazilian manufacturer of plastic hygienic and specialty films, for approximately $18,000,000, including $13,800,000 paid in fiscal 2003.

The above acquisition has been accounted for as a purchase and resulted in an increase in goodwill of $661,000 in 2003 and $15,797,000 in 2002. Currency translation adjustments related to specialty plastic films’ foreign operations increased goodwill by $571,000 in 2004 and $4,300,000 in 2003.

Effective October 1, 2001, the company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142). SFAS 142 addresses accounting and reporting for acquired goodwill. It eliminates the previous requirement to amortize goodwill and establishes new requirements with respect to evaluating goodwill and impairment. With the assistance of a third-party valuation expert, the company ascertained the fair value of its reporting units as part of adopting SFAS 142 and that goodwill of the installation services segment was impaired pursuant to the new standard.

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

The provision for income taxes is comprised of the following:

	2004	2003	2002
Current	$30,421,000	$25,341,000	$25,781,000
Deferred	8,336,000	4,535,000	(3,275,000)
	$38,757,000	$29,876,000	$22,506,000

	2004	2003	2002
Federal	$18,407,000	$10,947,000	$9,193,000
Foreign	16,907,000	16,386,000	12,206,000
State and local	3,443,000	2,543,000	1,107,000
	$38,757,000	$29,876,000	$22,506,000

The components of income before income taxes are as follows:

	2004	2003	2002
Domestic	$57,597,000	$43,534,000	$34,586,000
Foreign	47,152,000	39,531,000	29,817,000
	$104,749,000	$83,065,000	$64,403,000

The provision for income taxes includes current U.S. Federal income taxes of $9,580,000 in 2004, $5,152,000 in 2003 and $12,468,000 in 2002. The deferred taxes result primarily from differences in the reporting of depreciation, the allowance for doubtful accounts and other nondeductible accruals. Prepaid expenses and Other Assets at September 30, 2004 and 2003 include deferred income tax assets aggregating $12,400,000 and $11,497,000, respectively, attributable primarily to nondeductible accruals and allowances. Other liabilities and deferred credits at September 30, 2004 included deferred taxes of $9,348,000, attributable primarily to depreciation. The company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries because of management’s intent to indefinitely reinvest such earnings and because they can be repatriated with no additional tax liability. At September 30, 2004, the company’s share of the undistributed earnings of the foreign subsidiaries amounted to approximately $27,000,000.

In October 2004 the American Jobs Creation Act of 2004 (the “ACT”) was signed into law. The new law provides for phased elimination of the Foreign Sales Corporation/Extraterritorial Income tax deduction over 2005 and 2006, and also creates a new deduction for qualified domestic production activities that is phased in from 2006 through 2010. The Act also creates a temporary incentive for multinational corporations to repatriate earnings of foreign subsidiaries. The company is currently assessing the potential impact of this complex legislation and additional interpretations are expected from the Department of the Treasury.

Cash payments for income taxes were $26,960,000, $30,150,000 and $31,500,000 in 2004, 2003 and 2002, respectively.

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

	2004	2003	2002
U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
State and foreign income taxes	2.5	4.2	5.0
Resolution of contingencies	—	(2.0)	(3.1)
Other	(.5)	(1.2)	(2.0)
Effective tax rate	37.0%	36.0%	34.9%

Research and development costs and shipping and handling costs

Research and development costs not recoverable under contractual arrangements are charged to selling, general and administrative expense as incurred. Approximately $17,400,000, $17,000,000 and $17,000,000 in 2004, 2003 and 2002, respectively, was incurred on such research and development.

Selling, general and administrative expenses include shipping and handling costs of $34,000,000 in 2004, $30,100,000 in 2003 and $29,000,000 in 2002.

Accrued liabilities

Accrued liabilities included the following at September 30:

	2004	2003
Payroll and other employee benefits	$45,700,000	$39,000,000
Insurance and related accruals	12,000,000	12,400,000

Earnings per share (EPS)

Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of Common Stock outstanding during the period. The weighted average number of shares of Common Stock used in determining basic EPS was 29,762,000 in 2004, 32,289,000 in 2003 and 33,250,000 in 2002.

Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of Common Stock outstanding plus additional common shares that could be issued in connection with potentially dilutive securities. The weighted average number of shares of Common Stock used in determining diluted EPS was 31,586,000 in 2004, 33,597,000 in 2003 and 34,951,000 in 2002 and reflects additional shares in connection with stock option and other stock-based compensation plans.

In October 2004 the Financial Accounting Standards Board ratified the consensus of the Emerging Issues Task Force on Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.” This consensus requires contingently convertible debt to be included in the calculation of diluted earnings per share even though related market based contingencies have not been met. Holders of the company’s 4% convertible subordinated notes are entitled to convert their notes upon the occurrence of certain events and on the terms described in Note 2. Shares potentially issuable upon conversion will be included in the calculation of diluted earnings per share using the “treasury stock” method. Adoption of Issue 04-8, which becomes effective for fiscal 2005, will not affect the company’s fiscal 2004 or previously reported diluted earnings per share amounts.

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

The accompanying consolidated statement of income for 2002 includes net sales of $28,500,000 and an operating loss of $4,400,000 from the divested unit.

NOTE 2—NOTES PAYABLE AND LONG-TERM DEBT:

At September 30, 2004 and 2003, the company had short-term notes payable of $6,218,000 and $5,832,000, respectively, principally in connection with its European operations. The interest rate of outstanding short-term debt was 3.5% at September 30, 2004 and 3.9% at September 30, 2003.

Long-term debt at September 30 consisted of the following:

	2004	2003
4% convertible subordinated notes	$130,000,000	$130,000,000
Notes payable to banks—revolving credits	8,706,000	4,666,000
Notes payable to banks—term loan	8,706,000	10,498,000
Real estate mortgages	11,948,000	12,896,000
ESOP loan	3,000,000	3,500,000
Other	357,000	252,000
	162,717,000	161,812,000
Less: current portion	(8,272,000)	(6,329,000)
	$154,445,000	$155,483,000

The company has outstanding $130,000,000 of 4% convertible subordinated notes due 2023 (the “Notes”). Holders may convert the Notes at a conversion price of $24.13 per share, subject to adjustment, which is equal to a conversion rate of approximately 41.4422 shares per $1,000 principal amount of Notes. The Notes are convertible (1) when the market price of the company’s Common Stock is more than 150%, as amended, of the conversion price, (2) if the company has called the notes for redemption, (3) if during a 5 day trading period the trading price of the Notes falls below certain thresholds or (4) upon the occurrence of specified corporate transactions. Upon conversion, the company had the option of delivering cash or a combination of cash and shares of Common Stock in exchange for tendered Notes. The company has irrevocably elected to pay Noteholders at least $1,000 in cash for each $1,000 principal amount of Notes presented for conversion. The excess of the value of the company’s Common Stock that would have been issuable upon conversion over the cash delivered will be paid to Noteholders in shares of the company’s Common Stock.

The company may redeem the Notes on or after July 26, 2010, for cash, at their principal amount plus accrued interest. Holders of the Notes may require the company to repurchase all or a portion of their Notes on July 18, 2010, 2013 and 2018, and upon a change in control.

Approximately $50,000,000 of the net proceeds from the sale of the Notes was used to repurchase 3,067,484 shares of Common Stock concurrently with the sale of the Notes. Approximately $49,000,000 of the net proceeds was used to repay revolving credit debt with the remainder available for general corporate purposes.

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

The company’s European operations have bank agreements that provide for revolving credit up to $25,000,000 ($8,706,000 outstanding at September 30, 2004) and a term loan with a balance of $8,706,000 at September 30, 2004. At September 30, 2004 and 2003, amounts outstanding under the revolving credit bore interest at 2.8% and 2.9%, respectively, and at 3.5% and 3.8%, respectively, under the term loan agreement.

Real estate mortgages bear interest at rates ranging from 5% to 8.9% with maturities extending through 2007 and are collateralized by real property whose carrying value at September 30, 2004 aggregated approximately $17,800,000.

The company’s ESOP (see Note 4) has a loan agreement the proceeds of which were used to purchase equity securities of the company. Outstanding borrowings of the ESOP have maturities extending through 2007, bear interest at rates (4.25% at September 30, 2004 and 2.4% at September 30, 2003) based upon the prime rate or LIBOR and are guaranteed by the company.

The following are the maturities of long-term debt outstanding at September 30, 2004:

2005	$8,272,000
2006	9,373,000
2007	13,572,000
2008	1,500,000
2009	—
Later Years	130,000,000

NOTE 3—SHAREHOLDERS’ EQUITY:

The company has stock option plans under which options for an aggregate of 6,950,000 shares of Common Stock may be granted. As of September 30, 2004 options for 452,325 shares remain available for future grants. The plans provide for the granting of options at an exercise price of not less than 100% of the fair market value per share at date of grant. Options generally expire ten years after date of grant and become exercisable in equal installments over two years. Transactions under the plans are as follows:

	NUMBER	WEIGHTED
	OF SHARES	AVERAGE
	UNDER	EXERCISE
	OPTION	PRICE
Outstanding at September 30, 2001	7,239,375	$9.28
Granted	709,200	$13.85
Exercised	(1,307,025)	$7.60
Terminated	(14,075)	$4.89
Outstanding at September 30, 2002	6,627,475	$10.11
Granted	578,050	$13.46
Exercised	(281,225)	$7.09
Terminated	(39,900)	$14.15
Outstanding at September 30, 2003	6,884,400	$10.50
Granted	256,000	$18.69
Exercised	(1,375,772)	$8.41
Terminated	(23,825)	$16.99
Outstanding at September 30, 2004	5,740,803	$11.48

At September 30, 2004 option groups outstanding and exercisable are as follows:

	Outstanding Options
		Weighted		Weighted
		Average		Average
Range of	Number of	Remaining		Exercise
Exercise Prices	Options	Life		Price
$15.29 to $22.20	488,250	8.5	years	$18.64
$9.89 to $14.32	3,550,703	4.3		$12.19
$5.46 to $9.09	1,701,850	4.0		$7.95

	Exercisable Options
		Weighted
		Average
Range of	Number of	Exercise
Exercise Prices	Options	Price
$15.29 to $17.72	241,250	$15.30
$9.89 to $14.32	3,274,388	$12.08
$5.46 to $9.09	1,701,850	$7.95

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

	2004	2003	2002
Net income, as reported	$53,859,000	$43,022,000	$9,936,000
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,984,000)	(2,581,000)	(2,623,000)
Pro forma net income	$51,875,000	$40,441,000	$7,313,000
Earnings per share
As reported—
Basic	$1.81	$1.33	$.30
Diluted	1.71	1.28	.28
Pro forma—
Basic	$1.74	$1.25	$.22
Diluted	1.62	1.19	.21

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of options granted in fiscal 2004, 2003 and 2002 were $10.35, $6.51 and $6.46, respectively, based upon the following weighted average assumptions: expected volatility (.380 in 2004, .388 in 2003 and .336 in 2002), risk-free interest rate (3.99% in 2004, 4.23% in 2003 and 4.59% in 2002), expected life (7 years in 2004, 2003 and 2002), and expected dividend yield (0% in 2004, 2003 and 2002).

The company has an Outside Director Stock Award Plan (the “Outside Director Plan”), which was approved by the shareholders in 1994, under which 330,000 shares may be issued to non-employee directors. Annually, each eligible director is awarded shares of the company’s Common Stock having a value of $10,000 which vests over a three-year period.

For shares issued under the Outside Director Plan, the fair market value of the shares at the date of issuance is amortized to compensation expense over the vesting period. The related deferred compensation has been reflected as a reduction of shareholders’ equity. In 2004, 2003 and 2002, 4,650, 7,300 and 6,730 shares, respectively, were issued under the Outside Director Plan.

As of September 30, 2004, a total of approximately 6,411,000 shares of the company’s authorized Common Stock were reserved for issuance in connection with stock compensation plans.

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

A wholly-owned subsidiary of the company has a lease agreement that limits dividends and advances it may pay to the parent company. The agreement permits the payment of income taxes based on a tax sharing arrangement, and dividends based on a percentage of the subsidiary’s net income. At September 30, 2004 the subsidiary had net assets of approximately $330,000,000.

NOTE 4—PENSION PLANS:

The company has pension plans that cover substantially all employees, most of which are defined contribution plans. Company contributions to the defined contribution plans are generally based upon various percentages of compensation, and aggregated $7,100,000 in 2004, $7,300,000 in 2003 and $7,400,000 in 2002. The company also has defined benefit pension plans covering certain employees.

Plan assets and benefit obligations of the defined benefit plans are as follows:

	September 30
	2004	2003
Change in benefit obligation—
Projected benefit obligation, beginning of year	$34,278,000	$27,367,000
Service cost	1,427,000	1,042,000
Interest cost	2,305,000	2,066,000
Actuarial loss	4,635,000	4,287,000
Benefit payments	(478,000)	(484,000)
Projected benefit obligation, end of year	42,167,000	34,278,000
Change in plan assets—
Fair value of plan assets, beginning of year	11,930,000	10,460,000
Actual return on plan assets	1,398,000	1,785,000
Contributions	2,369,000	169,000
Benefits paid	(478,000)	(484,000)
Fair value of plan assets, end of year	15,219,000	11,930,000
Reconciliation of funded status—
Projected benefit obligation in excess of plan assets	(26,948,000)	(22,348,000)
Unrecognized net loss	14,763,000	11,378,000
Unrecognized prior service cost	68,000	77,000
Unrecognized net transition asset	2,347,000	2,659,000
Net amount recognized	$(9,770,000)	$(8,234,000)
Balance sheet amounts—
Accumulated other comprehensive income	$14,022,000	$10,941,000
Intangible asset	2,419,000	2,741,000
Accrued pension liabilities	(26,211,000)	(21,916,000)
Net amount recognized	$(9,770,000)	$(8,234,000)
Accumulated benefit obligation	$41,430,000	$33,846,000

Net periodic pension cost for the defined benefit plans was as follows:

	2004	2003	2002
Service cost	$1,427,000	$1,042,000	$952,000
Interest cost	2,305,000	2,066,000	1,801,000
Expected return on plan assets	(1,054,000)	(873,000)	(1,301,000)
Amortization of net actuarial loss	907,000	538,000	190,000
Amortization of prior service cost	9,000	11,000	8,000
Amortization of transition obligation	312,000	312,000	312,000
	$3,906,000	$3,096,000	$1,962,000

The following actuarial assumptions were used for the company’s defined benefit pension plans:

	2004	2003	2002
Discount rate	6.25%	6.50%	7.25%–8.00%
Expected return on plan assets	8.50%	8.50%	9.20%
Compensation rate increase	3.00%–5.50%	3.00%–5.50%	3.00%–5.50%

Expected benefit payments under the defined benefit plans at September 30, 2004 are $473,000 in 2005, $486,000 in 2006, $550,000 in 2007, $1,975,000 in 2008, $2,401,000 in 2009 and $19,485,000 in the years 2010 to 2014.

At September 30, 2004 and 2003, the asset allocation percentage of the defined benefit plans was as follows:

	Target Allocation	Percentage of Plan Assets
Asset Category	2004	2004	2003
Equity securities	65%	66%	70%
Debt securities	28%	29%	25%
Other	7%	5%	5%
Totals	100%	100%	100%

The company’s investment strategy for defined benefit plan assets is designed to achieve long-term investment objectives and minimize related investment risk. The investment strategy is reviewed annually. Equity securities consist principally of domestic stocks and debt securities consist of investment grade bonds. The expected rate of return on plan assets is based on the defined benefit plans’ asset allocations, investment strategy and consultation with third-party investment managers. In 2004 the discount rate was lowered to reflect current market conditions.

The company has an Employee Stock Ownership Plan (“ESOP”) that covers substantially all employees. Shares of the ESOP which have been allocated to employee accounts are charged to expense based on the fair value of the shares transferred and are treated as outstanding in earnings per share calculations. Compensation expense under the ESOP was $832,000 in 2004, $637,000 in 2003 and $718,000 in 2002. The cost of shares held by the ESOP and not yet allocated to employees is reported as a reduction of shareholders’ equity.

NOTE 5—COMMITMENTS AND CONTINGENCIES:

The company and its subsidiaries rent real property and equipment under operating leases expiring at various dates. Most of the real property leases have escalation clauses related to increases in real property taxes.

Future minimum payments under noncancellable operating leases consisted of the following at September 30, 2004:

2005	$29,064,000
2006	18,931,000
2007	14,689,000
2008	8,820,000
2009	3,583,000
Later years	3,541,000

Rent expense for all operating leases totaled approximately $31,400,000, $30,900,000, and $30,500,000 in 2004, 2003 and 2002, respectively.

The company is subject to various laws and regulations relating to the protection of the environment and is a party to legal proceedings arising in the ordinary course of business. Under a Consent Order entered into with the New York State Department of Environmental Conservation, a subsidiary of the company has performed remedial investigations at a site in Peekskill, New York which was sold in 1982. Based on facts presently known to it, the company believes that the resolution of such matters will not have a material adverse effect on its consolidated financial position, results of operations and cash flows.

NOTE 6—QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

Quarterly results of operations for the years ended September 30, 2004 and 2003 are as follows:

	QUARTERS ENDED
	SEPTEMBER 30	JUNE 30	MARCH 31	DECEMBER 31
	2004	2004	2004	2003
Net sales	$369,723,000	$367,948,000	$317,636,000	$338,502,000
Gross profit	112,723,000	98,789,000	92,029,000	97,620,000
Net income	18,925,000	13,157,000	8,662,000	13,115,000
Earnings per share of common stock(1):
Basic	$.64	$.44	$.29	$.44
Diluted	$.61	$.42	$.27	$.41

	QUARTERS ENDED
	SEPTEMBER 30	JUNE 30	MARCH 31	DECEMBER 31
	2003	2003	2003	2002
Net sales	$362,619,000	$312,547,000	$277,330,000	$302,154,000
Gross profit	105,099,000	87,452,000	75,844,000	86,998,000
Net income	16,163,000	11,322,000	4,617,000	10,920,000
Earnings per share of common stock(1):
Basic	$.53	$.34	$.14	$.33
Diluted	$.50	$.33	$.14	$.32

(1)          Earnings per share are computed independently for each of the quarters presented on the basis described in Note 1. The sum of the quarters may not be equal to the full year earnings per share amounts.

NOTE 7—BUSINESS SEGMENTS:

The company’s reportable business segments are as follows—Garage Doors (manufacture and sale of residential and commercial/industrial garage doors, and related products); Installation Services (sale and installation of building products, primarily for new construction, such as garage doors, garage door openers, manufactured fireplaces and surrounds, cabinets and flooring); Electronic Information and Communication Systems (communication and information systems for government and commercial markets); and Specialty Plastic Films (manufacture and sale of plastic films and film laminates for baby diapers, adult incontinence care products, disposable surgical and patient care products and plastic packaging). The company’s reportable segments are distinguished from each other by types of products and services offered, classes of customers, production and distribution methods, and separate management.

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

Information on the company’s business segments is as follows:

			Electronic
			Information and	Specialty
	Garage	Installation	Communication	Plastic
	Doors	Services	Systems	Films	Totals
Revenues from external customers—
2004	$454,938,000	$306,851,000	$220,674,000	$411,346,000	$1,393,809,000
2003	404,723,000	289,324,000	178,693,000	381,910,000	1,254,650,000
2002	418,979,000	278,610,000	195,430,000	299,585,000	1,192,604,000
Intersegment revenues—
2004	$21,643,000	$141,000	$—	$—	$21,784,000
2003	23,714,000	85,000	—	—	23,799,000
2002	25,464,000	221,000	—	—	25,685,000
Segment profit—
2004	$42,600,000	$10,909,000	$20,224,000	$52,655,000	$126,388,000
2003	33,755,000	7,380,000	14,161,000	44,244,000	99,540,000
2002	25,414,000	7,736,000	15,156,000	40,278,000	88,584,000
Segment assets—
2004	$180,766,000	$64,709,000	$158,029,000	$228,510,000	$632,014,000
2003	151,373,000	65,332,000	159,158,000	197,633,000	573,496,000
2002	149,844,000	67,066,000	159,516,000	145,458,000	521,884,000
Segment capital expenditures—
2004	$7,148,000	$1,253,000	$5,085,000	$41,304,000	$54,790,000
2003	7,303,000	1,351,000	4,325,000	30,002,000	42,981,000
2002	4,553,000	1,236,000	4,736,000	12,650,000	23,175,000
Depreciation and amortization expense—
2004	$7,069,000	$1,496,000	$4,318,000	$13,459,000	$26,342,000
2003	7,250,000	1,304,000	3,778,000	12,170,000	24,502,000
2002	6,652,000	1,085,000	3,721,000	10,641,000	22,099,000

Goodwill at September 30, 2004 includes $12,900,000 attributable to the garage doors segment, $14,300,000 in the electronic information and communication systems segment and $23,400,000 in the specialty plastic films segment.

Following are reconciliations of segment profit, assets, capital expenditures and depreciation and amortization expense to amounts reported in the consolidated financial statements:

	2004	2003	2002
Profit—
Profit for all segments	$126,388,000	$99,540,000	$88,584,000
Unallocated amounts	(14,643,000)	(12,290,000)	(10,278,000)
Loss on divestiture (Note 1)	—	—	(10,200,000)
Interest expense, net	(6,996,000)	(4,185,000)	(3,703,000)
Income before income taxes	$104,749,000	$83,065,000	$64,403,000
Assets—
Total for all segments	$632,014,000	$573,496,000	$521,884,000
Unallocated amounts	121,156,000	107,273,000	68,518,000
Intersegment eliminations	(3,654,000)	(2,039,000)	(2,708,000)
Total consolidated assets	$749,516,000	$678,730,000	$587,694,000
Capital expenditures—
Total for all segments	$54,790,000	$42,981,000	$23,175,000
Unallocated amounts	1,334,000	1,068,000	1,125,000
Total consolidated capital expenditures	$56,124,000	$44,049,000	$24,300,000
Depreciation and amortization expense—
Total for all segments	$26,342,000	$24,502,000	$22,099,000
Unallocated amounts	1,989,000	1,680,000	538,000
Total consolidated depreciation and amortization	$28,331,000	$26,182,000	$22,637,000

Revenues, based on the customers’ locations, and property, plant and equipment attributed to the United States and all other countries are as follows:

	2004	2003	2002
Revenues by geographic area—
United States	$1,045,943,000	$950,686,000	$936,704,000
Germany	73,341,000	57,345,000	41,366,000
United Kingdom	40,370,000	37,899,000	35,650,000
Canada	40,543,000	27,167,000	23,405,000
Poland	35,823,000	35,907,000	31,176,000
All other countries	157,789,000	145,646,000	124,303,000
Consolidated net sales	$1,393,809,000	$1,254,650,000	$1,192,604,000
Property, plant and equipment by geographic area—
United States	$113,631,000	$112,517,000	$107,248,000
Germany	86,815,000	55,964,000	39,929,000
All other countries	3,093,000	1,371,000	1,076,000
Consolidated property, plant and equipment	$203,539,000	$169,852,000	$148,253,000

Sales to a customer of the specialty plastic films segment were approximately $302,000,000 in 2004, $285,000,000 in 2003 and $214,000,000 in 2002. Sales to the United States Government and its agencies, either as a prime contractor or subcontractor, aggregated approximately $132,000,000 in 2004, $103,000,000 in 2003 and $102,000,000 in 2002, all of which are included in the electronic information and communication systems segment. Unallocated amounts include general corporate expenses and assets, which consist mainly of cash, investments, and other assets not attributable to any reportable segment.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.   Controls and Procedures

Evaluation and Disclosure Controls and Procedures

The company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in Internal Controls

There were no changes in the company’s internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the fourth quarter of the fiscal year ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Limitations on the Effectiveness Controls

The company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within a company have been detected. The company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the company’s chief executive officer and chief financial officer have concluded that such controls and procedures are effective at the “reasonable assurance” level.

Item 9B.   Other Information

None

PART III

The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to the company’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in February, 2005, to be filed with the Securities and Exchange Commission within 120 days following the end of the company’s fiscal year ended September 30, 2004. Information relating to the executive officers of the Registrant appears under Item 1 of this report.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

The following consolidated financial statements of Griffon Corporation and subsidiaries are included in Item 8:

Page

(a)          1.      Financial Statements

2.                 Schedules

I	Condensed Financial Information of Registrant	S-1
II	Valuation and Qualifying Accounts	S-2

Schedules other than those listed are omitted because they are not applicable or because the information required is included in the consolidated financial statements.

3.                 Exhibits

Exhibit No.
3.1	Restated Certificate of Incorporation (Exhibit 3.1 of Annual Report on Form 10-K for the year ended September 30, 1995)
3.2	Amended and restated By-laws (Exhibit 3 of Current Report on Form 8-K dated May 2, 2001)
4.1	Rights Agreement dated as of May 9, 1996 between the Registrant and American Stock Transfer Company (Exhibit 1.1 of Current Report on Form 8-K dated May 9, 1996)
4.2	Loan Agreement dated as of October 25, 2001 between the Registrant and lending institutions. (Exhibit 4.2 to Annual Report on Form 10-K for the year ended September 30, 2001).
4.3*	Indenture, dated as of June 22, 2004, between the Registrant and American Stock Transfer and Trust Company, including the form of note.
4.4*	Irrevocable Election Letter related to Indenture dated as of June 22, 2004 between the Registrant and American Stock Transfer and Trust Company.
10.1	Employment Agreement dated as of July 1, 2001 between the Registrant and Harvey R. Blau (Exhibit 10.1 of Current Report on Form 8-K dated May 2, 2001)
10.2	Employment Agreement dated as of July 1, 2001 between the Registrant and Robert Balemian (Exhibit 10.2 of Current Report on Form 8-K dated May 2, 2001)

10.3

Form of Trust Agreement between the Registrant and U.S. Trust Company of California, N.A., as Trustee, relating to the company’s Employee Stock Ownership Plan (Exhibit 10.3 of Annual Report on Form 10-K for the year ended September 30, 1994)

10.4	1992 Non-Qualified Stock Option Plan (Exhibit 10.10 of Annual Report on Form 10-K for the year ended September 30, 1993)
10.5	Non-Qualified Stock Option Plan (Exhibit 10.12 of Annual Report on Form 10-K for the year ended September 30, 1998)
10.6	Form of Indemnification Agreement between the Registrant and its officers and directors (Exhibit 28 to Current Report on Form 8-K dated May 3, 1990)
10.7	Outside Director Stock Award Plan (Exhibit 4 of Form S-8 Registration Statement No. 33-52319)
10.8	1995 Stock Option Plan (Exhibit 4 of Form S-8 Registration Statement No. 33-57683)
10.9	1997 Stock Option Plan (Exhibit 4.2 of Form S-8 Registration Statement No. 333-21503)
10.10	2001 Stock Option Plan (Exhibit 4.1 of Form S-8 Registration Statement No. 333-67760)
10.11	Senior Management Incentive Compensation Plan (Exhibit 4.2 of Form S-8 Registration Statement No. 333-62319)
10.12	1998 Employee and Director Stock Option Plan, as amended (Exhibit 4.1 of Form S-8 Registration Statement No. 333-102742)
10.13	1998 Stock Option Plan (Exhibit 4.1 of Form S-8 Registration Statement No. 333-62319)
10.14	Amendment to Employment Agreement between the Registrant and Harvey R. Blau dated August 8, 2003 (Exhibit 10.1 of Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
10.15	Amendment to Employment Agreement between the Registrant and Robert Balemian dated August 8, 2003 (Exhibit 10.2 of Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
14	Code of Ethics for Senior Financial Officers (Exhibit 14 to Annual Report on Form 10-K for the year ended September 30, 2003)
21

The following lists the company’s significant subsidiaries all of which are wholly-owned by the company. The names of certain subsidiaries which do not, when considered in the aggregate, constitute a significant subsidiary, have been omitted.

Name of Subsidiary	State of Incorporation
Clopay Corporation	Delaware
Telephonics Corporation	Delaware

23*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 USC Section 1350.

*                    Filed herewith. All other exhibits are incorporated herein by reference to the exhibit indicated in the parenthetical references.

The following undertakings are incorporated into the company’s Registration Statements on Form S-8 (Registration Nos. 33-39090, 33-62966, 33-52319, 33-57683, 333-21503, 333-62319, 333-84409, 333-67760, 333-88422 and 333-102742).

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of December 2004.

GRIFFON CORPORATION
By:	/s/ HARVEY R. BLAU
Harvey R. Blau,
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 13, 2004 by the following persons in the capacities indicated:

/s/ HARVEY R. BLAU	Chairman of the Board and Chief Executive Officer
Harvey R. Blau	(Principal Executive Officer)
/s/ ROBERT BALEMIAN	President and Director (Chief Operating Officer,
Robert Balemian	Chief Financial Officer and Principal Financial Officer)
/s/ PATRICK L. ALESIA	Vice President and Treasurer
Patrick L. Alesia
/s/ HENRY A. ALPERT	Director
Henry A. Alpert
/s/ BERTRAND M. BELL	Director
Bertrand M. Bell
/s/ ABRAHAM M. BUCHMAN	Director
Abraham M. Buchman
/s/ ROBERT HARRISON	Director
Robert Harrison
/s/ CLARENCE A. HILL, JR.	Director
Clarence A. Hill, Jr.

/s/ RONALD J. KRAMER

Director

Ronald J. Kramer
/s/ JAMES W. STANSBERRY	Director
James W. Stansberry
/s/ MARTIN S. SUSSMAN	Director
Martin S. Sussman
/s/ WILLIAM H. WALDORF	Director
William H. Waldorf
/s/ JOSEPH J. WHALEN	Director
Joseph J. Whalen
/s/ LESTER L. WOLFF	Director
Lester L. Wolff

GRIFFON CORPORATION
SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS—SEPTEMBER 30, 2004 AND 2003

	September 30,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$32,162,000	$35,117,000
Prepaid expenses and other current assets	11,301,000	11,219,000
Total current assets	43,463,000	46,336,000
Property, plant & equipment at cost, less accumulated depreciation	1,506,000	1,439,000
Investment in subsidiaries	449,466,000	399,212,000
Other assets	12,394,000	12,614,000
	$506,829,000	$459,601,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$500,000	$500,000
Accounts payable and accrued liabilities	25,128,000	24,880,000
Income taxes	639,000	1,129,000
Total current liabilities	26,267,000	26,509,000
Long-term liabilities:
Convertible subordinated notes	130,000,000	130,000,000
Other	31,590,000	19,038,000
	161,590,000	149,038,000
Shareholders’ equity	318,972,000	284,054,000
	$506,829,000	$459,601,000

S-1

GRIFFON CORPORATION
SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30,

	2004	2003	2002
Costs and Expenses:
General and administrative expenses	$14,200,000	$11,640,000	$10,341,000
Interest expense and other, net	5,374,000	2,325,000	1,435,000
	19,574,000	13,965,000	11,776,000
Loss before credit for federal income taxes and equity in net income of subsidiaries	(19,574,000)	(13,965,000)	(11,776,000)
Credit for federal income taxes resulting from tax sharing arrangement with subsidiaries	(7,599,000)	(8,451,000)	(6,015,000)
Loss before equity in net income of subsidiaries	(11,975,000)	(5,514,000)	(5,761,000)
Equity in net income of subsidiaries before the cumulative effect of a change in accounting principle	65,834,000	48,536,000	39,815,000
Income before cumulative effect of a change in accounting principle	53,859,000	43,022,000	34,054,000
Cumulative effect of a change in accounting principle, net of income taxes	—	—	(24,118,000)
Net income	$53,859,000	$43,022,000	$9,936,000

S-1a

GRIFFON CORPORATION
SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30,

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$53,859,000	$43,022,000	$9,936,000
Adjustments to reconcile net income to net cash provided (used) by operating activities—
Cumulative effect of a change in accounting principle	—	—	24,118,000
Deferred income taxes	8,827,000	5,795,000	(3,275,000)
Equity in net income of subsidiaries	(65,834,000)	(48,536,000)	(39,815,000)
Change in assets and liabilities—
Increase in prepaid expenses and other assets	(417,000)	(1,262,000)	(316,000)
Increase (decrease) in accounts payable, accrued liabilities and income taxes payable	3,061,000	(2,540,000)	3,051,000
Other changes, net	4,021,000	2,456,000	5,077,000
Total adjustments	(50,342,000)	(44,087,000)	(11,160,000)
Net cash provided (used) by operating activities	3,517,000	(1,065,000)	(1,224,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(559,000)	(1,068,000)	—
Advances to subsidiaries	—	(18,000,000)	—
Distributions from subsidiaries	17,782,000	13,000,000	38,000,000
Net cash provided (used) by investing activities	17,223,000	(6,068,000)	38,000,000
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares	(28,400,000)	(60,655,000)	(11,874,000)
Proceeds from issuance of long-term debt	—	147,000,000	—
Payment of long-term debt	(500,000)	(46,500,000)	(29,500,000)
Exercise of stock options	5,473,000	1,288,000	6,788,000
Payment of debt issuance costs	—	(4,218,000)	—
Other, net	(268,000)	—	(504,000)
Net cash provided (used) by financing activities	(23,695,000)	36,915,000	(35,090,000)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,955,000)	29,782,000	1,686,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	35,117,000	5,335,000	3,649,000
CASH AND CASH EQUIVALENTS AT END OF YEAR	$32,162,000	$35,117,000	$5,335,000

S-1b

GRIFFON CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

		Additions			Deductions
	Balance at	Charged to	Charged to		Accounts			Balance at
	Beginning	Profit and	Other		Written			End
Description	of Period	Loss	Accounts		Off	Other		of Period
FOR THE YEAR ENDED SEPTEMBER 30, 2004:
Allowance for doubtful accounts:
Bad debts	$5,381,000	$2,785,000	$1,310,000	(1)	$3,140,000	$63,000		$6,273,000
Sales returns and allowances	2,584,000	1,718,000	137,000		1,983,000	—		2,456,000
	$7,965,000	$4,503,000	$1,447,000		$5,123,000	$63,000		$8,729,000
Inventory valuation	$7,510,000	$1,633,000	$159,000		$2,042,000	$—		$7,260,000
FOR THE YEAR ENDED SEPTEMBER 30, 2003:
Allowance for doubtful accounts:
Bad debts	$5,705,000	$1,879,000	$847,000		$3,050,000	$—		$5,381,000
Sales returns and allowances	3,029,000	1,102,000	228,000		1,775,000	—		2,584,000
	$8,734,000	$2,981,000	$1,075,000		$4,825,000	$—		$7,965,000
Inventory valuation	$7,635,000	$2,623,000	$242,000		$2,990,000	$—		$7,510,000
FOR THE YEAR ENDED SEPTEMBER 30, 2002:
Allowance for doubtful accounts:
Bad debts	$6,851,000	$1,406,000	$631,000		$3,128,000	$55,000		$5,705,000
Sales returns and allowances	3,721,000	887,000	119,000		846,000	852,000	(2)	3,029,000
	$10,572,000	$2,293,000	$750,000		$3,974,000	$907,000		$8,734,000
Inventory valuation	$7,445,000	$4,157,000	$64,000		$4,031,000	$—		$7,635,000

(1)    Reclassifications from other balance sheet accounts and bad debt recoveries.

(2)    Reclassified to other balance sheet accounts.

S-2