Form 10-Q
period 2004-12-31
GRIFFON CORP
filed 2005-02-09
CIK 50725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

or

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

  ☒   Yes               ☐  No

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

  ☒   Yes               ☐  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  28,991,389 shares of Common Stock as of January 31, 2005.

FORM 10-Q

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2004	September 30, 2004
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$80,398,000	$88,047,000

Accounts receivable, less allowance for doubtful accounts	156,546,000	174,938,000

Contract costs and recognized income not yet billed	26,773,000	32,700,000

Inventories (Note 2)	147,339,000	141,567,000

Prepaid expenses and other current assets	41,552,000	43,381,000

Total current assets	452,608,000	480,633,000

PROPERTY, PLANT AND EQUIPMENT at cost, less accumulated depreciation and amortization of $181,272,000 at December 31, 2004 and $170,381,000 at September 30, 2004	222,187,000	203,539,000

OTHER ASSETS:
Costs in excess of fair value of net assets of businesses acquired	54,764,000	50,554,000
Other	15,572,000	14,790,000

	70,336,000	65,344,000
	$745,131,000	$749,516,000

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2004	September 30, 2004
	(Unaudited)	(Note 1)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts and notes payable	$85,161,000	$91,807,000
Other current liabilities	97,978,000	118,824,000

Total current liabilities	183,139,000	210,631,000

LONG-TERM DEBT	160,992,000	154,445,000

OTHER LIABILITIES AND DEFERRED CREDITS	41,721,000	40,293,000

Total liabilities and deferred credits	385,852,000	405,369,000

MINORITY INTEREST	27,781,000	25,175,000

SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.25 per share, authorized 3,000,000 shares, no shares issued	—	—
Common stock, par value $.25 per share, authorized 85,000,000 shares, issued 38,317,376 shares at December 31, 2004 and 38,006,139 shares at September 30, 2004; 9,370,674 and 9,014,509 shares in treasury at December 31, 2004 and September 30, 2004, respectively	9,579,000	9,502,000

Other shareholders’ equity	321,919,000	309,470,000

Total shareholders’ equity	331,498,000	318,972,000

	$745,131,000	$749,516,000

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED DECEMBER 31,
	2004	2003

Net sales	$340,174,000	$338,502,000

Cost of sales	249,882,000	240,882,000

Gross profit	90,292,000	97,620,000

Selling, general and administrative expenses	70,458,000	70,808,000

Income from operations	19,834,000	26,812,000

Other income (expense):
Interest expense	(2,108,000)	(2,041,000)
Interest income	583,000	191,000
Other, net	1,246,000	696,000
	(279,000)	(1,154,000)

Income before income taxes	19,555,000	25,658,000

Provision for income taxes	7,235,000	9,493,000

Income before minority interest	12,320,000	16,165,000

Minority interest	(1,868,000)	(3,050,000)

Net income	$10,452,000	$13,115,000

Basic earnings per share of common stock (Note 3)	$.36	$.44

Diluted earnings per share of common stock (Note 3)	$.34	$.41

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	THREE MONTHS ENDED DECEMBER 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$10,452,000	$13,115,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,499,000	7,001,000
Minority interest	1,868,000	3,050,000
Provision for losses on accounts receivable	347,000	470,000
Change in assets and liabilities:
Decrease in accounts receivable and contract costs and recognized income not yet billed	25,736,000	21,238,000
(Increase) decrease in inventories	(3,905,000)	3,103,000
Increase in prepaid expenses and other assets	(2,063,000)	(3,272,000)
Decrease in accounts payable, accrued liabilities and income taxes	(31,190,000)	(21,299,000)
Other changes, net	351,000	1,799,000

Total adjustments	(1,357,000)	12,090,000

Net cash provided by operating activities	9,095,000	25,205,000

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of property, plant and equipment	(16,926,000)	(14,452,000)
Acquisition of minority interest in subsidiary	(3,883,000)	—
(Increase) decrease in equipment lease deposits	3,924,000	(6,881,000)

Net cash used in investing activities	(16,885,000)	(21,333,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Purchase of treasury shares	(7,067,000)	(6,109,000)
Proceeds from issuance of long-term debt	7,778,000	3,774,000
Payments of long-term debt	(3,187,000)	(2,816,000)
Decrease in short-term borrowings	(118,000)	—
Distributions to minority interest	(560,000)	(3,961,000)
Exercise of stock options	2,514,000	1,383,000
Other, net	—	(61,000)

Net cash used in financing activities	(640,000)	(7,790,000)

Effect of exchange rates on cash and cash equivalents	781,000	1,251,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,649,000)	(2,667,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	88,047,000	69,816,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$80,398,000	$67,149,000

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation -

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005.  The balance sheet at September 30, 2004 has been derived from the audited financial statements at that date.  For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s annual report to shareholders for the year ended September 30, 2004.

(2) Inventories -

Inventories, stated at the lower of cost (first-in, first-out or average) or market, are comprised of the following:

	December 31, 2004	September 30, 2004
Finished goods	$52,437,000	$57,654,000

Work in process	61,136,000	53,498,000

Raw materials and supplies	33,766,000	30,415,000

	$147,339,000	$141,567,000

(3) Earnings per share (EPS) and accounting for stock-based compensation -

Basic EPS is calculated by dividing income by the weighted average number of shares of common stock outstanding during the period.  The weighted average number of shares of common stock used in determining basic EPS was 29,249,000 and 29,820,000 for the three months ended December 31, 2004 and 2003, respectively.

Diluted EPS is calculated by dividing income by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with potentially dilutive securities.  Holders of the company’s 4% convertible subordinated notes are entitled to convert their notes into the company’s common stock upon the occurrence of certain events described in Note 2 of Notes to Consolidated Financial Statements in the company’s annual report to shareholders for the year ended September 30, 2004.  Shares potentially issuable upon conversion of the notes are determined using the “treasury stock” method (see Note 6) and had no effect on the calculation of diluted earnings per share for the periods presented because the average price of the company’s common stock was less than the conversion price of the notes.  The weighted average number of shares of common stock used in determining diluted EPS was 31,165,000 and 31,734,000 for the three months ended December 31, 2004 and 2003, respectively, and reflects additional shares in connection with stock option and other stock-based compensation plans.

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, permits an entity to continue to account for employee stock-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees”, or adopt a fair value based method of accounting for such compensation.  Prior to the effective date of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” the company has accounted for stock-based compensation under Opinion No. 25 (see Note 6 for a discussion of the new accounting standard that requires fair value measurement and recognition of compensation cost in connection with stock options).  Accordingly, no compensation expense has been recognized in connection with options granted.  Had compensation expense for options granted been determined based on the fair value at the date of grant in accordance with Statement No. 123, the company’s net income and earnings per share would have been as follows:

	Three Months Ended December 31,
	2004	2003

Net income, as reported	$10,452,000	$13,115,000

Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(521,000)	(587,000)

Pro forma net income	$9,931,000	$12,528,000

Earnings per share:
Basic – as reported	$.36	$.44
Basic – pro forma	$.34	$.42

Diluted – as reported	$.34	$.41
Diluted – pro forma	$.32	$.39

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

Information on the company’s business segments is as follows:

	Garage Doors	Installation Services	Specialty Plastic Films	Electronic Information and Communication Systems	Totals
Revenues from external customers –

Three months ended
December 31, 2004	$130,187,000	$72,253,000	$91,332,000	$46,402,000	$340,174,000
December 31, 2003	116,193,000	76,668,000	104,001,000	41,640,000	338,502,000

Intersegment revenues –

Three months ended
December 31, 2004	$5,520,000	$36,000	$—	$—	$5,556,000
December 31, 2003	5,667,000	37,000	—	—	5,704,000

Segment profit –

Three months ended
December 31, 2004	$12,649,000	$1,289,000	$8,598,000	$2,524,000	$25,060,000
December 31, 2003	13,260,000	3,006,000	12,940,000	2,030,000	31,236,000

Following is a reconciliation of segment profit to amounts reported in the consolidated financial statements:

	Three Months Ended December 31,
	2004	2003

Profit for all segments	$25,060,000	$31,236,000
Unallocated amounts	(3,980,000)	(3,728,000)
Interest expense, net	(1,525,000)	(1,850,000)

Income before income taxes	$19,555,000	$25,658,000

Unallocated amounts include general corporate expenses not attributable to any reportable segment.  Goodwill at December 31, 2004 includes $12.9 million attributable to the garage doors segment, $14.3 million to the electronic information and communication systems segment and $27.6 million to the specialty plastic films segment.  During the quarter ended December 31, 2004 the ownership interest in the company’s subsidiary in Brazil was increased from 60% to 90%.  This additional investment of approximately $3,900,000 increased goodwill of the specialty plastic films segment by $2,500,000.  The remainder of the increase in goodwill was due to specialty plastic films’ currency translation adjustments.

(5) Comprehensive income and defined benefit pension expense -

Comprehensive income, which consists of net income and foreign currency translation adjustments, was $15.9 million and $16.2 million for the three-month periods ended December 31, 2004 and 2003, respectively.

Defined benefit pension expense was recognized as follow:

	Three Months Ended December 31,
	2004	2003
Service cost	$392,000	$357,000

Interest cost	753,000	576,000
Expected return on plan assets	(321,000)	(264,000)
Amortization of net actuarial loss	301,000	227,000
Amortization of prior service cost	2,000	2,000
Amortization of transition obligation	223,000	78,000

	$1,350,000	$976,000

(6) Recent accounting pronouncements –

The Emerging Issues Task Force consensus on Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” became effective for the company’s first quarter of fiscal 2005 and requires contingently convertible debt to be included in the calculation of diluted earnings per share even though related market based contingencies have not been met.  Holders of the company’s 4% convertible subordinated notes are entitled to convert their notes upon the occurrence of certain events and on the terms described in Note 2 of Notes to Consolidated Financial Statements in the company’s annual report to shareholders for the year ended September 30, 2004.  Shares potentially issuable upon conversion are included in the calculation of diluted earnings per share using the “treasury stock” method.  Adoption of Issue 04-8 did not affect the company’s fiscal 2005 or previously reported diluted earnings per share amounts since the issuance of the notes in July 2003.

In October 2004 the American Jobs Creation Act of 2004 (the “ACT”) was signed into law.  The new law provides for phased elimination of the Foreign Sales Corporation/Extraterritorial Income tax deduction over 2005 and 2006, and also creates a new deduction for qualified domestic production activities that is phased in from 2006 through 2010.  The Act also creates a temporary incentive for multinational corporations to repatriate earnings of foreign subsidiaries.  The Financial Accounting Standards Board (FASB) has issued staff positions FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” and FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.”  FAS 109-1 requires that tax benefits attributable to deductions for qualified domestic production activities should be recognized in the financial statements in the period in which the deductions are taken in the company’s tax return.  Adoption of FAS 109-1 had no effect on existing deferred tax assets and liabilities.  FAS 109-2 provides additional time beyond the financial reporting period containing the ACT’s enactment date for companies to evaluate the effects of the ACT in applying SFAS 109 with respect to the repatriation of undistributed foreign earnings.  The company’s evaluation of the potential impact of this complex legislation on its plans for reinvestment or repatriation of undistributed foreign earnings is not yet completed and additional interpretations are expected from the Department of the Treasury.

Accordingly, the company is not yet in a position to decide on whether, and to what extent, it might repatriate undistributed foreign earnings pursuant to the ACT.  The company anticipates that its evaluation will be completed by the third quarter of fiscal 2005.

The FASB has also issued Statement of Financial Accounting Standards Nos. 151, “Inventory Costs”; 152, “Accounting for Real Estate Time-Sharing Transactions”; and 153, “Exchanges of Nonmonetary Assets.”  SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as period charges and becomes effective in fiscal 2006.  SFAS 152 requires that real estate time-sharing transactions be accounted for pursuant to the AICPA Statement of Position, “Accounting for Real Estate Time-Sharing Transactions” rather than SFAS 66 and SFAS 67 and becomes effective in fiscal 2006.  SFAS No. 153 replaces the exception from fair value measurement for nonmonetary exchanges of similar productive assets with an exception for exchanges that do not have commercial substance and becomes effective in fiscal 2006.  The company does not believe that the adoption of SFAS 151, SFAS 152 and SFAS 153 will have a material effect on the company’s consolidated financial position, results of operations or cash flows.

The FASB also issued SFAS 123R, “Share-Based Payment.”  SFAS 123R requires that compensation costs relating to share-based payment transactions be recognized in the financial statements based upon fair value, eliminates the option to continue to account for such compensation under APB Opinion No. 25 and becomes effective in the company’s fourth quarter of fiscal 2005.  The company intends to adopt this pronouncement using modified prospective application and previously reported operating results and earnings per share amounts will remain unchanged.  As permitted by SFAS 123, the company currently accounts for compensation costs related to stock options under Opinion 25.  Upon adoption, SFAS 123R will result in additional compensation cost recognized in the income statement (see Note 3), and changes the manner of presenting certain tax benefits in the statement of cash flows.  Operating results of future periods will be affected by compensation cost attributable to the fair value of unvested options at the date of SFAS 123R adoption (approximately $900,000 for unvested options outstanding as of December 31, 2004) and the fair value of subsequent option grants as determined pursuant to SFAS 123R.  Fair value and related compensation cost for stock options under SFAS 123R will be based upon a number of estimates including the expected term of the option, risk-free interest rates for the expected term, expected dividend-yield of the underlying stock and the expected volatility in the price of the underlying stock.  Fair value and related compensation cost estimates for stock options will also be dependent on the number of options granted and the market price of the underlying stock at the date of grant.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

OVERVIEW

Net sales for the quarter ended December 31, 2004 increased to $340,174,000, up from $338,502,000 for the first quarter of fiscal 2004.  Income before income taxes was $19,555,000 compared to $25,658,000 last year.  Net income was $10,452,000 compared to $13,115,000 last year.

Profitability in the first quarter was negatively impacted by continued higher raw material costs in both the garage doors and specialty plastic films segments.  In specialty plastic films, raw material (resin) costs escalated substantially in North America and Europe.  Resin prices increased by approximately 20% during the quarter, and by approximately 40% compared to last year.  Higher selling prices in both segments tempered the effect of the raw material cost increases.  It is estimated that resin cost movement produced a negative impact on operating results of approximately $3 to $4 million.  In the garage doors segment, higher raw material (steel) costs negatively impacted operating results by approximately $1 million.  The upward pressure on raw material costs is continuing, and it is expected that operating results in the near term will continue to be affected until prices stabilize or the segments are able to implement further selling price increases.

Due primarily to product design changes by its major customer, specialty plastic films experienced lower unit volume that also reduced profitability.  The customer will be using a narrower, printed film product designed to meet its changing needs, instead of the film laminate product previously supplied by the segment.  The conversion to the new printed film began in 2004 and is expected to be completed in the middle of 2005.

The specialty plastic films segment continued to execute its capital expansion program.  Additional expenditures in connection with capacity additions in Europe and Brazil will be made throughout 2005.  These investments, which will incorporate engineering and technology upgrades, are expected to provide for future geographic expansion and development of new markets.

RESULTS OF OPERATIONS

See Note 4 of Notes to Condensed Consolidated Financial Statements.

Operating results (in thousands) by business segment were as follows for the three-month periods ended December 31:

	Net Sales		Segment Operating Profit
	2004	2003	2004	2003

Garage doors	$135,707	$121,860	$12,649	$13,260
Installation services	72,289	76,705	1,289	3,006
Specialty plastic films	91,332	104,001	8,598	12,940
Electronic information and communication systems	46,402	41,640	2,524	2,030
Intersegment revenues	(5,556)	(5,704)	—	—
	$340,174	$338,502	$25,060	$31,236

Garage Doors

Net sales of the garage doors segment increased by $13.8 million compared to last year.  The segment increased selling prices during the quarter, partially passing the effect of raw material cost increases to customers.  The effect of higher selling prices ($10 million) and favorable product mix drove the sales increase.

Operating profit of the garage doors segment decreased $.6 million compared to last year.  Gross margin percentage was 30.9% for the quarter compared to 34.0% last year.  The lower margin was principally due to the effect of higher raw material costs.  Selling price increases did not fully recover the cost increases, negatively impacting the segment’s operating profit by approximately $1 million.  The positive effect on segment operating profit of favorable product mix ($1.5 million) was partly offset by higher marketing and distribution expenses ($1 million).  Selling, general and administrative expenses increased but, as a percentage of sales, declined to 21.7% from 23.2% last year due to the sales increase.

Installation Services

Net sales of the installation services segment decreased by $4.4 million compared to last year.  The lower sales resulted from increased competition, a weaker construction environment in certain of the segment’s markets and the elimination towards the end of last year of an underperforming location.

Operating profit of the installation services segment decreased $1.7 million compared to last year.  Gross margin percentage decreased to 26.2% from 27.8% last year.  Selling, general and administrative expenses decreased slightly compared to the prior year, but as a percentage of sales increased to 24.5% from 24.0% last year due to the sales decrease.  The lower profitability was principally due to the sales decline and narrower margins due to the competitive market conditions and higher costs attributable to product with significant steel content (garage doors and fireplaces).

Specialty Plastic Films

Net sales of the specialty plastic films segment decreased $12.7 million compared to last year.  The decrease was principally due to lower unit volume ($20 million) related to product design changes by the segment’s major customer, partly offset by the effect ($4 million) of selling price adjustments to partially pass increased raw material costs to customers and the positive effect of a weaker U.S. dollar on translated foreign sales ($4 million).

Operating profit of the specialty plastic films segment decreased $4.3 million compared to last year.  Gross margin percentage decreased to 21.5% from 24.6% last year.  The lower gross margin and operating profit reflected the effect ($5 million) of lower unit volume and the negative impact ($3 to $4 million) of higher raw material costs, partly offset by the positive effect of exchange rate differences and other items ($2 million).  Operating profit was positively affected ($2 million) by lower operating expense levels.  Selling, general and administrative expenses decreased slightly, but as a percentage of sales increased to 13.1% from 12.5% last year due to the sales decrease.

Electronic Information and Communication Systems

Net sales of the electronic information and communication systems segment increased $4.8 million compared to last year.  The sales increase was attributable to growth in defense and international production programs.

Operating profit of the electronic information and communication systems segment increased $.5 million.  Gross margin percentage decreased to 20.7% from 22.0% last year, principally due to lower margins on certain development programs.  The effect of the lower gross margin percentage was offset by the sales increase.  Selling, general and administrative expenses were approximately the same as in the prior year, but as a percentage of sales was 15.8% compared to 17.6%, due to the sales increase.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated by operations for the three months ended December 31, 2004 was $9.1 million compared to $25.2 million last year and working capital was $269.5 million at December 31, 2004.  Operating cash flows decreased compared to last year due primarily to reduced profitability, increased inventory levels attributable to higher cost of raw materials and in connection with the specialty plastic films major customer’s transition to printed films, and reductions in current liabilities.

During the three months ended December 31, 2004 the company had capital expenditures of approximately $16.9 million, the majority of which were in connection with specialty plastic films’ capital expansion program.  Additional expenditures in connection with this segment’s capacity additions in Europe and Brazil will be made throughout 2005.  The company also made an additional $3.9 million investment in specialty plastic films’ subsidiary in Brazil, increasing its ownership interest from 60% to 90%.

Financing cash flows included treasury stock purchases of $7.1 million to acquire approximately 294,000 shares of the company’s common stock.  Approximately 1,700,000 additional shares are available for purchase pursuant to the company’s stock buyback program, and additional purchases under the plan will be made, depending upon market conditions, at prices deemed appropriate by management.

Anticipated cash flows from operations, together with existing cash, bank lines of credit and lease line availability, should be adequate to finance presently anticipated working capital and capital expenditure requirements and to repay long-term debt as it matures.

CRITICAL ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

The company’s significant accounting policies are set forth in Note 1 of Notes to Consolidated Financial Statements in the company’s annual report to shareholders for the year ended September 30, 2004.  A discussion of those policies that require management judgment and estimates and are most important in determining the company’s operating results and financial condition are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2004 Annual Report.

The Financial Accounting Standards Board has issued a number of financial accounting standards, staff positions and emerging issues task force consensus.  See Note 6 of Notes to Condensed Consolidated Financial Statements for a discussion of these matters.

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

PART II - OTHER INFORMATION

Item 1	Legal Proceedings

None

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs at Month End(3)
October 1 – 31	108,600	$21.71	108,600	916,995
November 1 – 30	122,609	$24.94	85,000	1,831,995
December 1 – 31	100,000	$25.91	100,000	1,731,995
Total	331,209		293,600

(1)     Includes 37,609 shares acquired in connection with the exercise of stock options.

(2)     All purchases were made in open market transactions.  The company’s stock buyback program has been in effect since 1993, under which a total of 15.3 million shares have been purchased for $190.1 million.

(3)     In November 2004, the company’s Board of Directors authorized an increase of one million shares in the number of shares purchasable under the company’s stock buyback program.

Item 3	Defaults upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Security Holders

None

Item 5	Other Information

None

Item 6	Exhibits

Exhibit 31.1 – Certification pursuant to Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 – Certification pursuant to Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

Exhibit 32 – Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFON CORPORATION

By/s/Robert Balemian
Robert Balemian
President and Chief Financial Officer
(Principal Financial Officer)

Date: February 9, 2005