Form 10-Q
period 2005-03-31
GRIFFON CORP
filed 2005-05-13
CIK 50725

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
or
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter time that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 29,145,422 shares of Common Stock as of April 30, 2005.

FORM 10-Q

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2005	September 30, 2004
		(Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$84,655,000	$88,047,000
Accounts receivable, less allowance for doubtful accounts	156,001,000	174,938,000
Contract costs and recognized income not yet billed	34,629,000	32,700,000
Inventories (Note 2)	138,498,000	141,567,000
Prepaid expenses and other current assets	40,173,000	43,381,000

Total current assets	453,956,000	480,633,000

PROPERTY, PLANT AND EQUIPMENT
at cost, less accumulated depreciation and amortization of $183,167,000 at March 31, 2005 and $170,381,000 at September 30, 2004	210,809,000	203,539,000

OTHER ASSETS:
Costs in excess of fair value of net assets of businesses acquired	62,016,000	50,554,000
Other	17,891,000	14,790,000

	79,907,000	65,344,000

	$744,672,000	$749,516,000

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2005	September 30, 2004
		(Note 1)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts and notes payable	$86,515,000	$91,807,000
Other current liabilities	100,896,000	118,824,000

Total current liabilities	187,411,000	210,631,000
LONG-TERM DEBT	154,534,000	154,445,000
OTHER LIABILITIES AND DEFERRED CREDITS	42,030,000	40,293,000

Total liabilities and deferred credits	383,975,000	405,369,000

MINORITY INTEREST	27,087,000	25,175,000

SHAREHOLDERS' EQUITY:
Preferred stock, par value $.25 per share, authorized 3,000,000 shares, no shares issued	—	—
Common stock, par value $.25 per share, authorized 85,000,000 shares, issued 38,688,023 shares at March 31, 2005 and 38,006,139 shares at September 30, 2004; 9,550,901 and 9,014,509 shares in treasury at March 31, 2005 and September 30, 2004, respectively	9,672,000	9,502,000
Other shareholders' equity	323,938,000	309,470,000

Total shareholders' equity	333,610,000	318,972,000

	$744,672,000	$749,516,000

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Net sales	$322,473,000	$317,636,000
Cost of sales	245,153,000	225,607,000

Gross profit	77,320,000	92,029,000
Selling, general and administrative expenses	69,717,000	70,841,000

Income from operations	7,603,000	21,188,000

Other income (expense):
Interest expense	(2,057,000)	(2,049,000)
Interest income	572,000	290,000
Other, net	(17,000)	(81,000)

	(1,502,000)	(1,840,000)

Income before income taxes	6,101,000	19,348,000
Provision for income taxes (Notes 6 and 7)	832,000	7,159,000

Income before minority interest	5,269,000	12,189,000
Minority interest	(1,125,000)	(3,527,000)

Net income	$4,144,000	$8,662,000

Basic earnings per share of common stock (Note 3)	$.14	$.29

Diluted earnings per share of common stock (Notes 3 and 7)	$.13	$.27

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended March 31,
	2005	2004
Net sales	$662,647,000	$656,138,000
Cost of sales	497,035,000	466,489,000

Gross profit	165,612,000	189,649,000
Selling, general and administrative expenses	140,175,000	141,649,000

Income from operations	25,437,000	48,000,000

Other income (expense):
Interest expense	(4,165,000)	(4,090,000)
Interest income	1,155,000	481,000
Other, net	1,229,000	615,000

	(1,781,000)	(2,994,000)

Income before income taxes	23,656,000	45,006,000
Provision for income taxes (Notes 6 and 7)	7,327,000	16,652,000

Income before minority interest	16,329,000	28,354,000
Minority interest	(2,993,000)	(6,577,000)

Net income	$13,336,000	$21,777,000

Basic earnings per share of common stock (Note 3)	$.45	$.73

Diluted earnings per share of common stock (Notes 3 and 7)	$.43	$.69

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,336,000	$21,777,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,272,000	14,097,000
Minority interest	2,993,000	6,577,000
Provision for losses on accounts receivable	867,000	928,000
Change in assets and liabilities:
Decrease in accounts receivable and contract costs and recognized income not yet billed	18,537,000	24,211,000
(Increase) decrease in inventories	4,467,000	(19,339,000)
(Increase) decrease in prepaid expenses and other assets	2,497,000	(4,638,000)
Decrease in accounts payable, accrued liabilities and income taxes	(27,040,000)	(3,285,000)
Other changes, net	3,586,000	2,789,000

Total adjustments	21,179,000	21,340,000

Net cash provided by operating activities	34,515,000	43,117,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(22,533,000)	(24,333,000)
Acquisition of minority interest in subsidiary	(3,883,000)	—
Acquired businesses	(9,235,000)	—
(Increase) decrease in equipment lease deposits	3,314,000	(10,831,000)

Net cash used in investing activities	(32,337,000)	(35,164,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(7,946,000)	(15,211,000)
Proceeds from issuance of long-term debt	7,778,000	3,774,000
Payments of long-term debt	(9,040,000)	(8,200,000)
Decrease in short-term borrowings	(44,000)	—
Distributions to minority interest	(988,000)	(4,992,000)
Exercise of stock options	4,137,000	4,610,000
Other, net	—	(61,000)

Net cash used in financing activities	(6,103,000)	(20,080,000)

Effect of exchange rates on cash and cash equivalents	533,000	851,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,392,000)	(11,276,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	88,047,000	69,816,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$84,655,000	$58,540,000

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)
Basis of Presentation—

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three-month and six-month periods ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005. The balance sheet at September 30, 2004 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report to shareholders for the year ended September 30, 2004.

(2)
Inventories—

        Inventories, stated at the lower of cost (first-in, first-out or average) or market, are comprised of the following:

	March 31, 2005	September 30, 2004
Finished goods	$53,663,000	$57,654,000
Work in process	53,778,000	53,498,000
Raw materials and supplies	31,057,000	30,415,000

	$138,498,000	$141,567,000

(3)
Earnings per share (EPS) and accounting for stock-based compensation—

        Basic EPS is calculated by dividing income by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock used in determining basic EPS was 29,387,000 and 29,900,000 for the three months ended March 31, 2005 and 2004, respectively, and 29,318,000 and 29,860,000 for the six months ended March 31, 2005 and 2004, respectively.

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

        The weighted average number of shares of common stock used in determining diluted EPS was 31,179,000 and 31,773,000 for the three months ended March 31, 2005 and 2004, respectively, and 31,172,000 and 31,753,000 for the six months ended March 31, 2005 and 2004, respectively, and reflects additional shares issuable in connection with stock option and other stock-based compensation plans. Shares potentially issuable upon conversion of the notes are determined using the "treasury stock" method (see Note 7) and had no effect for the three and six-month periods ended March 31, 2004 and an insignificant effect on the calculation of diluted earnings per share for the three and six-month periods ended March 31, 2005.

        Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure", permits an entity to continue to account for employee stock-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees", or adopt a fair value based method of accounting for such compensation. Prior to the effective date of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment", the company has accounted for stock-based compensation under Opinion No. 25 (see Note 7 for a discussion of the new accounting standard that requires fair value measurement and recognition of compensation cost in connection with stock options). Accordingly, no compensation expense has been recognized in connection with options granted. Had compensation expense for options granted been determined based on the fair value at the date of grant in accordance with Statement No. 123, the company's net income and earnings per share would have been as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net income, as reported	$4,144,000	$8,662,000	$13,336,000	$21,777,000
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,854,000)	(496,000)	(2,375,000)	(1,083,000)

Pro forma net income	$2,290,000	$8,166,000	$10,961,000	$20,694,000

Earnings per share:
Basic—as reported	$.14	$.29	$.45	$.73

Basic—pro forma	$.08	$.27	$.37	$.69

Diluted—as reported	$.13	$.27	$.43	$.69

Diluted—pro forma	$.07	$.25	$.35	$.65

(4)
Business segments and acquisitions—

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

        Information on the company's business segments is as follows:

	Garage Doors	Installation Services	Specialty Plastic Films	Electronic Information and Communication Systems	Totals
Revenues from external customers—
Three months ended
March 31, 2005	$105,104,000	$66,483,000	$94,533,000	$56,353,000	$322,473,000
March 31, 2004	91,457,000	72,307,000	106,613,000	47,259,000	317,636,000
Six months ended
March 31, 2005	$235,291,000	$138,736,000	$185,865,000	$102,755,000	$662,647,000
March 31, 2004	207,650,000	148,975,000	210,614,000	88,899,000	656,138,000
Intersegment revenues—
Three months ended
March 31, 2005	$5,070,000	$25,000	$—	$—	$5,095,000
March 31, 2004	4,636,000	25,000	—	—	4,661,000
Six months ended
March 31, 2005	$10,590,000	$61,000	$—	$—	$10,651,000
March 31, 2004	10,303,000	62,000	—	—	10,365,000
Segment profit—
Three months ended
March 31, 2005	$749,000	$1,287,000	$6,220,000	$3,397,000	$11,653,000
March 31, 2004	3,964,000	1,692,000	15,142,000	3,669,000	24,467,000
Six months ended
March 31, 2005	$11,398,000	$2,576,000	$14,818,000	$5,921,000	$34,713,000
March 31, 2004	17,224,000	4,698,000	28,082,000	5,699,000	55,703,000

        Following is a reconciliation of segment profit to amounts reported in the consolidated financial statements:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Profit for all segments	$11,653,000	$24,467,000	$34,713,000	$55,703,000
Unallocated amounts	(4,067,000)	(3,360,000)	(8,047,000)	(7,088,000)
Interest expense, net	(1,485,000)	(1,759,000)	(3,010,000)	(3,609,000)

Income before income taxes	$6,101,000	$19,348,000	$23,656,000	$45,006,000

        Unallocated amounts include general corporate expenses not attributable to any reportable segment. Goodwill at March 31, 2005 includes $12.9 million attributable to the garage doors segment, $21.8 million to the electronic information and communication systems segment and $27.3 million to the specialty plastic films segment. During the first quarter of fiscal 2005 the ownership interest in the company's subsidiary in Brazil was increased from 60% to 90%. This additional investment of approximately $3.9 million increased goodwill of the specialty plastic films segment by $2.5 million. During the second quarter of fiscal 2005 the electronic information and communication systems segment acquired two businesses for an aggregate of approximately $9.5 million that complement existing communications product lines and enhance the segment's research and development and customer support capabilities. These acquisitions increased goodwill by approximately $7.5 million. The purchase price of these businesses was allocated to goodwill and to acquired assets and liabilities based upon preliminary estimates. These allocations and estimates are subject to revision when the company receives further information, including appraisals and other analyses. The remainder of the increase in goodwill was due to specialty plastic films' currency translation adjustments.

(5)
Comprehensive income and defined benefit pension expense—

        Comprehensive income, which consists of net income and foreign currency translation adjustments, was $2.1 and $7.7 million for the three-month periods and $16.8 and $24.0 million for the six-month periods ended March 31, 2005 and 2004.

        Defined benefit pension expense was recognized as follow:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Service cost	$392,000	$357,000	$784,000	$714,000
Interest cost	753,000	576,000	1,506,000	1,152,000
Expected return on plan assets	(321,000)	(264,000)	(642,000)	(528,000)
Amortization of net actuarial loss	301,000	227,000	602,000	454,000
Amortization of prior service cost	2,000	2,000	4,000	4,000
Amortization of transition obligation	223,000	78,000	446,000	156,000

	$1,350,000	$976,000	$2,700,000	$1,952,000

(6)
Provision for income taxes—

        The provision for income taxes for the quarter and six months ended March 31, 2005 was reduced to reflect a lower projected annual effective tax rate. The lower rate encompasses revised projections of the company's domestic and foreign tax positions for fiscal 2005 as a result of the effects of the raw material price escalation and reassessments of other income tax matters.

(7)
Recent accounting pronouncements—

        The Emerging Issues Task Force consensus on Issue 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share," became effective for the company's first quarter of fiscal 2005 and requires contingently convertible debt to be included in the calculation of diluted earnings per share even though related market based contingencies have not been met. Holders of the company's 4% convertible subordinated notes are entitled to convert their notes upon the occurrence of certain events and on the terms described in Note 2 of Notes to Consolidated Financial Statements in the company's annual report to shareholders for the year ended September 30, 2004. Shares potentially issuable upon conversion are included in the calculation of diluted earnings per share using the "treasury stock" method. Adoption of Issue 04-8 did not affect the company's fiscal 2004 or previously reported diluted earnings per share amounts since the issuance of the notes in July 2003.

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

        The FASB has also issued Statement of Financial Accounting Standards Nos. 151, "Inventory Costs"; 152, "Accounting for Real Estate Time-Sharing Transactions"; 153, "Exchanges of Nonmonetary Assets"; and Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations." SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as period charges and becomes effective in fiscal 2006. SFAS 152 requires that real estate time-sharing transactions be accounted for pursuant to the AICPA Statement of Position, "Accounting for Real Estate Time-Sharing Transactions" rather than SFAS 66 and SFAS 67 and becomes effective in fiscal 2006. SFAS No. 153 replaces the exception from fair value measurement for nonmonetary exchanges of similar productive assets with an exception for exchanges that do not have commercial substance and becomes effective in fiscal 2006. Interpretation 47 clarifies when certain asset retirement obligations should be recognized and becomes effective in fiscal 2006. The company does not believe that the adoption of SFAS 151, SFAS 152, SFAS 153 and Interpretation 47 will have a material effect on the company's consolidated financial position, results of operations or cash flows.

        The FASB also issued SFAS 123R, "Share-Based Payment." SFAS 123R requires that compensation costs relating to share-based payment transactions be recognized in the financial statements based upon fair value, eliminates the option to continue to account for such compensation under APB Opinion No. 25 and, pursuant to SEC Release 33-8568, becomes effective in the first quarter of fiscal 2006. The company intends to adopt this pronouncement using modified prospective application and previously reported operating results and earnings per share amounts will remain unchanged. As permitted by SFAS 123, the company currently accounts for compensation costs related to stock options under Opinion 25. Upon adoption, SFAS 123R will result in additional compensation cost recognized in the income statement (see Note 3), and changes the manner of presenting certain tax benefits in the statement of cash flows. Operating results of future periods will be affected by compensation cost attributable to the fair value of unvested options at the date of SFAS 123R adoption (approximately $600,000 for unvested options outstanding as of March 31, 2005) and the fair value of subsequent option grants as determined pursuant to SFAS 123R. Fair value and related compensation cost for stock options under SFAS 123R will be based upon a number of estimates including the expected term of the option, risk-free interest rates for the expected term, expected dividend-yield of the underlying stock and the expected volatility in the price of the underlying stock. Fair value and related compensation cost estimates for stock options will also be dependent on the number of options granted and the market price of the underlying stock at the date of grant.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

OVERVIEW

        Net sales for the quarter ended March 31, 2005 were $322,473,000, up from $317,636,000 for the second quarter of fiscal 2004. Income before income taxes was $6,101,000 compared to $19,348,000 last year. Net income was $4,144,000 compared to $8,662,000 last year.

        Operating results in the second quarter were impacted by the continued raw material price escalation in the specialty plastic films and garage doors segments. Although the company has continued to raise selling prices in both of these segments, the raw material cost increases have not been fully recovered. In specialty plastic films, raw material (resin) costs increased over first quarter levels in North America and advanced more sharply in Europe. Overall, resin prices increased by approximately 5% compared to the first quarter and by approximately 40% compared to last year. It is estimated that resin cost movement produced a negative impact on operating results of approximately $2 to $3 million in the quarter. In the garage doors segment, coil and hardware steel costs increased, with coil steel costs increasing over first quarter levels by approximately 27% and hardware steel costs rising over 60% during the last twelve months. The upsurge in steel costs negatively impacted the quarter's operating results by approximately $4 to $5 million. Raw material prices appear to have stabilized in both segments and the company anticipates improved operating results in the near term.

        Due primarily to product design changes by its major customer, specialty plastic films experienced lower unit volume that also reduced profitability. The customer is using a narrower, printed film product designed to meet its changing needs, instead of the film laminate product previously supplied by the segment. The conversion to the new printed film began in 2004 and has now been completed.

        The specialty plastic films segment continued to execute its capital expansion program. It is expected that a new production line will come on-stream in Europe in the third quarter, and additional expenditures in connection with capacity additions in Europe and Brazil will be made throughout the remainder of 2005. These investments, which incorporate engineering and technology upgrades, are expected to provide for future geographic expansion and development of new markets.

RESULTS OF OPERATIONS

        See Note 4 of Notes to Condensed Consolidated Financial Statements.

THREE MONTHS ENDED MARCH 31, 2005

        Operating results (in thousands) by business segment were as follows for the three-month periods ended March 31:

	Net Sales		Segment Operating Profit
	2005	2004	2005	2004
Garage doors	$110,174	$96,093	$749	$3,964
Installation services	66,508	72,332	1,287	1,692
Specialty plastic films	94,533	106,613	6,220	15,142
Electronic information and communication systems	56,353	47,259	3,397	3,669
Intersegment revenues	(5,095)	(4,661)	—	—

	$322,473	$317,636	$11,653	$24,467

Garage Doors

        Net sales of the garage doors segment increased by $14.1 million compared to last year. The sales growth was principally due to selling price increases ($10 million) that partially passed the effect of raw material cost increases to customers. The remainder of the sales increase was primarily due to favorable product mix.

        Operating profit of the garage door segment decreased $3.2 million compared to last year. Gross margin percentage fell to 25.3% for the quarter compared to 32.1% last year. Selling price increases did not fully recover the cost increases, negatively impacting the segment's gross margin and operating profit by $4 to $5 million. Favorable product mix positively affected gross margin and operating profit by approximately $2 million. Selling, general and administrative expenses were approximately the same as last year but, as a percentage of sales, declined to 24.6% from 28.0% last year due to the sales increase.

Installation Services

        Net sales of the installation services segment decreased by $5.8 million compared to last year. The lower sales resulted from a weaker construction environment in certain of the segment's markets, increased competition and the elimination towards the end of last year of an underperforming location.

        Operating profit of the installation services segment decreased $.4 million compared to last year. Gross margin percentage decreased to 26.5% from 27.7% last year principally due to higher costs attributable to products with significant steel content (garage doors and fireplaces) and narrower margins due to the competitive market conditions. Selling, general and administrative expenses decreased compared to the prior year principally due to the lower sales and the elimination of an underperforming location. Selling, general and administrative expenses as a percentage of sales was 24.6% compared to 25.5% last year.

Specialty Plastic Films

        Net sales of the specialty plastic films segment decreased $12.1 million compared to last year. The decrease was principally due to lower unit volume ($18 million) related to product design changes by the segment's major customer, partly offset by the effect ($6 million) of selling price adjustments to partially pass increased raw material costs to customers.

        Operating profit of the specialty plastic films segment decreased $8.9 million compared to last year. Gross margin percentage decreased to 19.9% from 26.7% last year. The lower gross margin and operating profit reflected the effect ($6 to $7 million) of lower unit volume and the negative impact ($2 to $3 million) of higher raw material costs. Selling, general and administrative expenses were relatively flat compared to last year but as a percentage of sales increased to 13.3% from 12.5% last year due to the sales decrease.

Electronic Information and Communication Systems

        Net sales of the electronic information and communication systems segment increased $9.1 million compared to last year. The sales increase was principally attributable to growth in international radar programs.

        Operating profit of the electronic information and communication systems segment decreased $.3 million principally due to operating costs associated with acquired companies. Gross margin percentage decreased to 22.8% from 26.0% last year, principally due to lower margins on certain development programs and higher margins last year on certain commercial product lines. The effect of the lower gross margin percentage was offset by the sales increase. Selling, general and administrative expenses increased over last year principally due to the acquisitions but as a percentage of sales was 17.1% compared to 18.4% last year due to the sales increase.

Provision for income taxes

        The provision for income taxes for the quarter ended March 31, 2005 was reduced to reflect a lower projected annual effective tax rate. The lower rate encompasses revised projections of the company's domestic and foreign tax positions for fiscal 2005 as a result of the effects of the raw material price escalation and reassessments of other income tax matters.

SIX MONTHS ENDED MARCH 31, 2005

        Operating results (in thousands) by business segment were as follows for the six-month periods ended March 31:

	Net Sales		Operating Profit
	2005	2004	2005	2004
Garage doors	$245,881	$217,953	$11,398	$17,224
Installation services	138,797	149,037	2,576	4,698
Specialty plastic films	185,865	210,614	14,818	28,082
Electronic information and communication systems	102,755	88,899	5,921	5,699
Intersegment revenues	(10,651)	(10,365)	—	—

	$662,647	$656,138	$34,713	$55,703

Garage Doors

        Net sales of the garage doors segment increased by $27.9 million compared to last year. The sales growth was principally due to selling price increases ($20 million) that partially passed the effect of raw material cost increases to customers. The remainder of the sales increase was primarily due to favorable product mix.

        Operating profit of the garage doors segment decreased $5.8 million compared to last year. Gross margin percentage in the first six months of fiscal 2005 was 27.6% compared to 33.2% for last year's first half. Selling price increases did not keep pace with the cost increases, negatively impacting the segment's gross margin and operating profit by approximately $7 to $8 million. Favorable product mix positively affected gross margin and operating profit by approximately $4 million. Selling, general and administrative expenses increased primarily due to higher marketing and distribution costs compared to last year but, as a percentage of sales, declined to 23.0% from 25.3% last year due to the sales increase.

Installation Services

        Net sales of the installation services segment decreased by $10.2 million compared to last year. The lower sales resulted from a weaker construction environment in certain of the segment's markets, increased competition and last year's elimination of an underperforming location.

        Operating profit of the installation services segment decreased $2.1 million compared to last year. Narrower margins due to the competitive market conditions and higher costs attributable to products with significant steel content (garage doors and fireplaces) reduced the gross margin percentage to 26.3% from 27.8% last year and negatively impacted operating profit. These decreases were partly offset by lower selling, general and administrative expenses primarily due to the sales decrease and the elimination of an underperforming location. Selling, general and administrative expenses as a percentage of sales was 24.6% compared to 24.7% last year.

Specialty Plastic Films

        Net sales of the specialty plastic films segment decreased $24.7 million compared to last year. The decrease was principally due to lower unit volume ($38 million) related to product design changes by the segment's major customer, partly offset by the effect ($10 million) of selling price adjustments to partially pass increased raw material costs to customers.

        Operating profit of the specialty plastic films segment decreased $13.3 million compared to last year. Gross margin percentage decreased to 20.7% from 25.6% last year. The lower gross margin and operating profit reflected the effect (approximately $13 million) of lower unit volume and the negative impact ($6 to $7 million) of higher raw material costs, partly offset by the positive effect of exchange rate differences and other items ($5 million). Operating profit was positively affected ($2 million) by lower selling, general and administrative expenses which as a percentage of sales increased to 13.2% from 12.5% last year due to the sales decrease.

Electronic Information and Communication Systems

        Net sales of the electronic information and communication systems segment increased $13.9 million compared to last year. The sales increase was principally attributable to growth in defense and international radar programs.

        Operating profit of the electronic information and communication systems segment increased $.2 million compared to last year. Gross margin percentage decreased to 21.9% from 24.1% last year, principally due to lower margins on certain development programs and higher margins last year on certain commercial product lines. The effect of the lower gross margin percentage was offset by the sales increase. Selling, general and administrative expenses increased over last year principally due to acquisitions but as a percentage of sales was 16.5% compared to 18.1% last year due to the sales increase.

Provision for income taxes

        The provision for income taxes for the six months ended March 31, 2005 was reduced to reflect a lower projected annual effective tax rate. The lower rate encompasses revised projections of the company's domestic and foreign tax positions for fiscal 2005 as a result of the effects of the raw material price escalation and reassessments of other income tax matters.

LIQUIDITY AND CAPITAL RESOURCES

        Cash flow generated by operations for the six months ended March 31, 2005 was $34.5 million compared to $43.1 million last year and working capital was $266.5 million at March 31, 2005. Operating cash flows decreased compared to last year due primarily to reduced profitability and changes in operating assets and liabilities.

        During the six months ended March 31, 2005 the company had capital expenditures of approximately $22.5 million, the majority of which were in connection with specialty plastic films' capital expansion program. Additional expenditures in connection with this segment's capacity additions in Europe and Brazil will be made throughout 2005. The company acquired two businesses for the electronic information and communications segment for an aggregate of approximately $9.5 million and also made an additional $3.9 million investment in specialty plastic films' subsidiary in Brazil, increasing its ownership interest from 60% to 90%.

        Financing cash flows included purchases of stock for treasury of $7.9 million to acquire approximately 331,000 shares of the company's common stock. Approximately 1,700,000 additional shares are available for purchase pursuant to the company's stock buyback program, and additional purchases under the plan will be made, depending upon market conditions, at prices deemed appropriate by management.

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

        The Financial Accounting Standards Board has issued a number of financial accounting standards, staff positions and emerging issues task force consensus. See Note 7 of Notes to Condensed Consolidated Financial Statements for a discussion of these matters.

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

        During the period covered by this report there were no changes in the company's internal control over financial reporting which are reasonably likely to materially affect the company's ability to record, process, summarize and report financial information except as described below. In connection with the preparation of the consolidated financial statements for the second quarter of fiscal 2005, the company ascertained that there was an inventory valuation error in determining the garage door segment's cost of goods sold. This inventory valuation error was caused by unprecedented increases in the segment's raw material costs and a control deficiency in the application of raw material purchase price variances. The correction of this error was included in the press release which previously reported operating results for the second quarter of 2005. However, the company has since determined to reflect the adjustment to correct cost of goods sold in the first quarter of 2005 by restating that period's operating results. The company concluded that the error was not a material weakness at March 31, 2005 because additional control procedures, including the timely review of raw material purchase price variances, were implemented during the period covered by this report, which procedures are designed to provide reasonable assurance that such an error will not recur. Based on the above, the company concludes that its disclosure controls and procedures were effective at March 31, 2005.

Limitations on the Effectiveness of Controls

        We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that our controls and procedures are effective at the "reasonable assurance" level.

PART II—OTHER INFORMATION

Item 1    Legal Proceedings

        None

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

  (c)
  Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs at Month End(3)
January 1–31	2,000	$27.01	2,000	1,729,995
February 1–28	108,514	24.17	35,000	1,694,995
March 1–31	—	—	—	1,694,995

Total	110,514		37,000

  (1)
  Includes 73,514 shares acquired in connection with the exercise of stock options.

  (2)
  All purchases were made in open market transactions. The company's stock buyback program has been in effect since 1993, under which a total of 15.4 million shares have been purchased for $191.0 million.

Item 3    Defaults upon Senior Securities

        None

Item 4    Submission of Matters to a Vote of Security Holders

  (a)
  The Registrant held its Annual Meeting of Stockholders on February 16, 2005.

  (b)
  Not applicable

  (c)
  Five directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2008. The names of these directors and votes cast in favor of their election and shares withheld are as follows:

Name	Votes For	Votes Withheld
Dr. Bertrand M. Bell	24,284,997	1,563,757
Rear Admiral Robert G. Harrison	24,117,151	1,731,603
Martin S. Sussman	24,421,614	1,427,140
Joseph J. Whalen	24,272,904	1,575,850
Lester L. Wolff	24,967,705	881,049

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

Date: May 12, 2005

QuickLinks

CONTENTS
GRIFFON CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
GRIFFON CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
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