Form 10-Q
period 2005-06-30
GRIFFON CORP
filed 2005-08-09
CIK 50725

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 1-6620

GRIFFON CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	11-1893410 (IRS Employer Identification No.)
100 JERICHO QUADRANGLE, JERICHO, NEW YORK (Address of principal executive offices)	11753 (Zip Code)
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

                                                                                                                          Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 30,561,782 shares of Common Stock as of July 29, 2005.

FORM 10-Q

CONTENTS

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2005	September 30, 2004
		(Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$88,481,000	$88,047,000
Accounts receivable, less allowance for doubtful accounts	173,729,000	174,938,000
Contract costs and recognized income not yet billed	36,732,000	32,700,000
Inventories (Note 2)	143,659,000	141,567,000
Prepaid expenses and other current assets	39,421,000	43,381,000

Total current assets	482,022,000	480,633,000

PROPERTY, PLANT AND EQUIPMENT at cost, less accumulated depreciation and amortization of $187,531,000 at June 30, 2005 and $170,381,000 at September 30, 2004	206,991,000	203,539,000

OTHER ASSETS:
Costs in excess of fair value of net assets of businesses acquired	62,067,000	50,554,000
Intangible and other assets	30,002,000	14,790,000

	92,069,000	65,344,000

	$781,082,000	$749,516,000

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2005	September 30, 2004
		(Note1)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts and notes payable	$93,832,000	$91,807,000
Other current liabilities	104,982,000	118,824,000

Total current liabilities	198,814,000	210,631,000
LONG-TERM DEBT	144,815,000	154,445,000
OTHER LIABILITIES AND DEFERRED CREDITS	50,282,000	40,293,000

Total liabilities and deferred credits	393,911,000	405,369,000

MINORITY INTEREST	26,111,000	25,175,000

SHAREHOLDERS' EQUITY:
Preferred stock, par value $.25 per share, authorized 3,000,000 shares, no shares issued	—	—
Common stock, par value $.25 per share, authorized 85,000,000 shares, issued 40,610,873 shares at June 30, 2005 and 38,006,139 shares at September 30, 2004; 10,040,341 and 9,014,509 shares in treasury at June 30, 2005 and September 30, 2004, respectively	10,153,000	9,502,000
Other shareholders' equity	350,907,000	309,470,000

Total shareholders' equity	361,060,000	318,972,000

	$781,082,000	$749,516,000

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED JUNE 30,
	2005	2004
Net sales	$350,904,000	$367,948,000
Cost of sales	259,312,000	269,159,000

Gross profit	91,592,000	98,789,000
Selling, general and administrative expenses	73,586,000	71,990,000

Income from operations	18,006,000	26,799,000

Other income (expense):
Interest expense	(1,603,000)	(2,035,000)
Interest income	372,000	250,000
Other, net (Note 5)	3,156,000	(254,000)

	1,925,000	(2,039,000)

Income before income taxes	19,931,000	24,760,000
Provision for income taxes (Notes 6 and 7)	5,655,000	9,162,000

Income before minority interest	14,276,000	15,598,000
Minority interest	(1,422,000)	(2,441,000)

Net income	$12,854,000	$13,157,000

Basic earnings per share of common stock (Note 3)	$.43	$.44

Diluted earnings per share of common stock (Notes 3 and 7)	$.41	$.42

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	NINE MONTHS ENDED JUNE 30,
	2005	2004
Net sales	$1,013,551,000	$1,024,086,000
Cost of sales	756,347,000	735,648,000

Gross profit	257,204,000	288,438,000
Selling, general and administrative expenses	213,761,000	213,639,000

Income from operations	43,443,000	74,799,000

Other income (expense):
Interest expense	(5,768,000)	(6,125,000)
Interest income	1,527,000	731,000
Other, net (Note 5)	4,385,000	361,000

	144,000	(5,033,000)

Income before income taxes	43,587,000	69,766,000
Provision for income taxes (Notes 6 and 7)	12,982,000	25,814,000

Income before minority interest	30,605,000	43,952,000
Minority interest	(4,415,000)	(9,018,000)

Net income	$26,190,000	$34,934,000

Basic earnings per share of common stock (Note 3)	$.88	$1.17

Diluted earnings per share of common stock (Notes 3 and 7)	$.84	$1.10

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED JUNE 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,190,000	$34,934,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,789,000	21,155,000
Gain on sale of land and building	(3,744,000)	—
Minority interest	4,415,000	9,018,000
Provision for losses on accounts receivable	804,000	1,406,000
Change in assets and liabilities:
Increase in accounts receivable and contract costs and recognized income not yet billed	(1,984,000)	(1,687,000)
Increase in inventories	(1,545,000)	(15,552,000)
(Increase) decrease in prepaid expenses and other assets	482,000	(1,426,000)
Increase (decrease) in accounts payable, accrued liabilities and income taxes	(7,639,000)	1,571,000
Other changes, net	5,361,000	5,244,000

Total adjustments	19,939,000	19,729,000

Net cash provided by operating activities	46,129,000	54,663,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(31,994,000)	(30,739,000)
Proceeds from sale of land and building	6,931,000	—
Acquisition of minority interest in subsidiary	(3,883,000)	—
Acquired businesses	(9,577,000)	—
(Increase) decrease in equipment lease deposits	3,293,000	(453,000)

Net cash used in investing activities	(35,230,000)	(31,192,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(14,552,000)	(20,178,000)
Proceeds from issuance of long-term debt	7,778,000	3,774,000
Payments of long-term debt	(20,853,000)	(12,168,000)
Increase in short-term borrowings	276,000	—
Distributions to minority interest	(1,362,000)	(5,509,000)
Exercise of stock options	18,928,000	5,302,000
Other, net	—	(269,000)

Net cash used in financing activities	(9,785,000)	(29,048,000)

Effect of exchange rates on cash and cash equivalents	(680,000)	752,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	434,000	(4,825,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	88,047,000	69,816,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$88,481,000	$64,991,000

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Basis of Presentation –

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three-month and nine-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005. The balance sheet at September 30, 2004 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's annual report to shareholders for the year ended September 30, 2004.

(2)    Inventories –

        Inventories, stated at the lower of cost (first-in, first-out or average) or market, are comprised of the following:

	June 30, 2005	September 30, 2004
Finished goods	$56,798,000	$57,654,000
Work in process	53,951,000	53,498,000
Raw materials and supplies	32,910,000	30,415,000

	$143,659,000	$141,567,000

(3)    Earnings per share (EPS) and accounting for stock-based compensation –

        Basic EPS is calculated by dividing income by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock used in determining basic EPS was 30,241,000 and 29,789,000 for the three months ended June 30, 2005 and 2004, respectively, and 29,625,000 and 29,836,000 for the nine months ended June 30, 2005 and 2004, respectively.

        Diluted EPS is calculated by dividing income by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with potentially dilutive securities. Holders of the company's 4% convertible subordinated notes are entitled to convert their notes into the company's common stock upon the occurrence of certain events described in Note 2 of Notes to Consolidated Financial Statements in the company's annual report to shareholders for the year ended September 30, 2004. The weighted average number of shares of common stock used in determining diluted EPS was 31,410,000 and 31,611,000 for the three months ended June 30, 2005 and 2004, respectively, and 31,251,000 and 31,706,000 for the nine months ended June 30, 2005 and 2004, respectively, and reflects additional shares issuable in connection with stock option and other stock-based compensation plans. Options to purchase approximately 491,000 shares of common stock were not included in the computation of diluted earnings per share for the three-months ended June 30, 2005 because the effect would have been antidilutive. Shares potentially issuable upon conversion of the notes are determined using the "treasury stock" method (see Note 7) and had no effect for the three and nine-month periods ended June 30, 2005 and 2004.

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

	Three Months Ended June 30,				Nine Months Ended June 30,
	2005		2004		2005		2004
Net income, as reported		$12,854,000		$13,157,000		$26,190,000	$34,934,000
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(1,135,000)		(466,000)		(3,510,000)	(1,536,000)

Pro forma net income		$11,719,000		$12,691,000		$22,680,000	$33,398,000

Earnings per share:
Basic – as reported		$.43		$.44		$.88	$1.17

Basic – pro forma		$.39		$.43		$.77	$1.12

Diluted – as reported	$	..41	$	..42	$	..84	$1.10

Diluted – pro forma		$.37		$.40		$.72	$1.04

(4)    Business segments and acquisitions –

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

        Information on the company's business segments is as follows:

	Garage Doors	Installation Services	Specialty Plastic Films	Electronic Information and Communication Systems	Totals
Revenues from external customers –
Three months ended
June 30, 2005	$132,222,000	$77,071,000	$90,607,000	$51,004,000	$350,904,000
June 30, 2004	114,702,000	79,879,000	100,065,000	73,302,000	367,948,000
Nine months ended
June 30, 2005	$367,513,000	$215,807,000	$276,472,000	$153,759,000	$1,013,551,000
June 30, 2004	322,352,000	228,854,000	310,679,000	162,201,000	1,024,086,000
Intersegment revenues –
Three months ended
June 30, 2005	$5,218,000	$19,000	$—	$—	$5,237,000
June 30, 2004	5,823,000	21,000	—	—	5,844,000
Nine months ended
June 30, 2005	$15,808,000	$80,000	$—	$—	$15,888,000
June 30, 2004	16,126,000	83,000	—	—	16,209,000
Segment profit –
Three months ended
June 30, 2005	$10,686,000	$2,583,000	$6,040,000	$2,830,000	$22,139,000
June 30, 2004	9,638,000	3,495,000	10,780,000	6,237,000	30,150,000
Nine months ended
June 30, 2005	$22,084,000	$5,159,000	$20,858,000	$8,751,000	$56,852,000
June 30, 2004	26,862,000	8,193,000	38,862,000	11,936,000	85,853,000

        Following is a reconciliation of segment profit to amounts reported in the consolidated financial statements:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Profit for all segments	$22,139,000	$30,150,000	$56,852,000	$85,853,000
Unallocated amounts	(4,721,000)	(3,605,000)	(12,768,000)	(10,693,000)
Interest and other, net (Note 5)	2,513,000	(1,785,000)	(497,000)	(5,394,000)

Income before income taxes	$19,931,000	$24,760,000	$43,587,000	$69,766,000

        Unallocated amounts include general corporate expenses not attributable to any reportable segment. Goodwill at June 30, 2005 includes $12.9 million attributable to the garage doors segment, $19.5 million attributable to the electronic information and communication systems segment and $29.7 million attributable to the specialty plastic films segment. During the first quarter of fiscal 2005 the ownership interest in the company's subsidiary in Brazil was increased from 60% to 90%. This additional investment of approximately $3.9 million increased goodwill of the specialty plastic films segment by $2.5 million. During the second quarter of fiscal 2005 the electronic information and communication systems segment acquired two businesses that complement existing communications product lines and enhance the segment's research and development and customer support capabilities for an aggregate of approximately $9.9 million plus potential performance-based payments of up to $6.5 million over six years. These acquisitions increased indefinite lived intangible assets, principally unpatented technology, by approximately $13.0 million, increased goodwill by approximately $5.2 million, and this segment's assets increased to approximately $186 million compared to $158 million at

September 30, 2004. The remainder of the increase in consolidated goodwill was due to specialty plastic films' currency translation adjustments.

        In July 2005 the specialty plastic films segment purchased the 40% interest of Finotech Verbundstoffe GmbH & Co. KG (Finotech) that it did not already own from its joint venture partner in an $82 million cash transaction. The purchase was funded with $22 million of cash on-hand and $60 million of financing obtained through the company's existing revolving credit facility.

(5)    Other income, comprehensive income and defined benefit pension expense –

        Other, net includes a gain of $3.7 million on the sale of land and building during the three and nine months ended June 30, 2005.

        Comprehensive income, which consists of net income and foreign currency translation adjustments, was $13.5 and $11.8 million for the three-month periods and $30.3 and $35.7 million for the nine-month periods ended June 30, 2005 and 2004.

        Defined benefit pension expense was recognized as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Service cost	$392,000	$357,000	$1,176,000	$1,071,000
Interest cost	753,000	576,000	2,259,000	1,728,000
Expected return on plan assets	(321,000)	(264,000)	(963,000)	(792,000)
Amortization of net actuarial loss	301,000	227,000	903,000	681,000
Amortization of prior service cost	2,000	2,000	6,000	6,000
Amortization of transition obligation	223,000	78,000	669,000	234,000

	$1,350,000	$976,000	$4,050,000	$2,928,000

(6)    Provision for income taxes –

        The provision for income taxes for the three and nine months ended June 30, 2005 reflects a rate that is lower than the statutory United States and applicable foreign tax rates. The estimated effective tax rate for 2005, which is also lower than last year's rate, encompasses revised projections of the company's domestic and foreign tax positions for fiscal 2005 as a result of the effects of the raw material price escalation and reassessments of other income tax matters.

(7)    Recent accounting pronouncements –

        The Emerging Issues Task Force consensus on Issue 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share," became effective for the company's first quarter of fiscal 2005 and requires contingently convertible debt to be included in the calculation of diluted earnings per share even though related market based contingencies have not been met. Holders of the company's 4% convertible subordinated notes are entitled to convert their notes upon the occurrence of certain events and on the terms described in Note 2 of Notes to Consolidated Financial Statements in the company's annual report to shareholders for the year ended September 30, 2004. Shares potentially issuable upon conversion are included in the calculation of diluted earnings per share using the "treasury stock" method. Adoption of Issue 04-8 did not affect the company's fiscal 2004 or previously reported diluted earnings per share amounts subsequent to the issuance of the notes in July 2003.

        In October 2004 the American Jobs Creation Act of 2004 (the "Act") was signed into law. The new law provides for phased elimination of the Foreign Sales

Corporation/Extraterritorial Income tax deduction over 2005 and 2006, and also creates a new deduction for qualified domestic production activities that is phased in from 2006 through 2010. The Act also creates a temporary incentive for multinational corporations to repatriate earnings of foreign subsidiaries. The Financial Accounting Standards Board (FASB) has issued staff positions FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" and FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." FAS 109-1 requires that tax benefits attributable to deductions for qualified domestic production activities should be recognized in the financial statements in the period in which the deductions are taken in the company's tax return. Adoption of FAS 109-1 had no effect on existing deferred tax assets and liabilities. FAS 109-2 provides additional time beyond the financial reporting period containing the Act's enactment date for companies to evaluate the effects of the Act in applying SFAS 109 with respect to the repatriation of undistributed foreign earnings. The company has not repatriated any undistributed foreign earnings pursuant to the Act, and the repatriation provisions had no effect on the determination of income tax expense for the three and nine-month periods ended June 30, 2005.

        The FASB has also issued Statement of Financial Accounting Standards Nos. 151, "Inventory Costs"; 152, "Accounting for Real Estate Time-Sharing Transactions"; 153, "Exchanges of Nonmonetary Assets"; 154, "Accounting Changes and Error Corrections"; and Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations." SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as period charges and becomes effective in fiscal 2006. SFAS 152 requires that real estate time-sharing transactions be accounted for pursuant to the AICPA Statement of Position, "Accounting for Real Estate Time-Sharing Transactions" rather than SFAS 66 and SFAS 67 and becomes effective in fiscal 2006. SFAS No. 153 replaces the exception from fair value measurement for nonmonetary exchanges of similar productive assets with an exception for exchanges that do not have commercial substance and becomes effective in fiscal 2006. SFAS 154 changes the accounting for and reporting of a change in accounting principle by generally requiring that they be retrospectively applied in prior period financial statements and becomes effective in fiscal 2007. Interpretation 47 clarifies when certain asset retirement obligations should be recognized and becomes effective in fiscal 2006. The company does not believe that the adoption of SFAS 151, SFAS 152, SFAS 153, SFAS 154 and Interpretation 47 will have a material effect on the company's consolidated financial position, results of operations or cash flows.

        The FASB also issued SFAS 123R, "Share-Based Payment." SFAS 123R requires that compensation costs relating to share-based payment transactions be recognized in the financial statements based upon fair value, eliminates the option to continue to account for such compensation under APB Opinion No. 25 and, pursuant to SEC Release 33-8568, becomes effective in the first quarter of fiscal 2006. The company intends to adopt this pronouncement using modified prospective application and previously reported operating results and earnings per share amounts will remain unchanged. As permitted by SFAS 123, the company currently accounts for compensation costs related to stock options under Opinion 25. Upon adoption, SFAS 123R will result in additional compensation cost recognized in the income statement (see Note 3), and changes the manner of presenting certain tax benefits in the statement of cash flows. Operating results of future periods will be affected by compensation cost attributable to the fair value of unvested options at the date of SFAS 123R adoption (approximately $1,700,000 for unvested options outstanding as of June 30, 2005) and the fair value of subsequent option grants as determined pursuant to SFAS 123R. Fair value and related compensation cost for stock options under SFAS 123R will be based upon a number of estimates including the expected term of the option, risk-free interest rates for the expected term, expected dividend-yield of the underlying stock and the expected volatility in the price of the underlying stock. Fair value and related compensation cost estimates for stock options will also be dependent on the number of options granted and the market price of the underlying stock at the date of grant.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

OVERVIEW

        Net sales for the quarter ended June 30, 2005 were $350,904,000, down from $367,948,000 for the third quarter of fiscal 2004. Income before income taxes was $19,931,000 compared to $24,760,000 last year. Net income was $12,854,000 compared to $13,157,000 last year.

        Operating results in the third quarter reflected improvement over the first half of the year due to higher selling prices and moderating raw material costs in the specialty plastic films and garage doors segments. In specialty plastic films, overall raw material (resin) costs decreased compared to second quarter levels by approximately 10% in North America and Europe. It is estimated that resin cost movement produced a positive impact on operating results of approximately $1 to $2 million in the third quarter. In the garage doors segment, coil and hardware steel costs also decreased during the quarter, which positively affected operating results. Although raw material prices in these two segments remain above 2004 levels, they appear to have stabilized and the company expects continued improvement in near term operating results.

        Specialty plastic films continued to experience lower unit volume that reduced profitability. This segment has essentially completed its expansion project in Europe and is discussing new programs with private-label and other customers to utilize that capacity. The addition of new production capacity in Brazil is proceeding and it is anticipated that it will come on-stream by the first quarter of fiscal 2006.

        Net sales and operating profit of the electronic information and communication systems segment decreased $22.3 million and $3.4 million, respectively, compared to last year. The sales and operating profit decreases were principally attributable to $30 million of shipments in the third quarter of 2004 under a contract for ground surveillance radar providing perimeter protection of U.S. Air Force bases.

RESULTS OF OPERATIONS

        See Note 4 of Notes to Condensed Consolidated Financial Statements.

THREE MONTHS ENDED JUNE 30, 2005

        Operating results (in thousands) by business segment were as follows for the three-month periods ended June 30:

	Net Sales		Segment Operating Profit
	2005	2004	2005	2004
Garage doors	$137,440	$120,525	$10,686	$9,638
Installation services	77,090	79,900	2,583	3,495
Specialty plastic films	90,607	100,065	6,040	10,780
Electronic information and communication systems	51,004	73,302	2,830	6,237
Intersegment revenues	(5,237)	(5,844)	—	—

	$350,904	$367,948	$22,139	$30,150

Garage Doors

        Net sales of the garage doors segment increased by $16.9 million compared to last year. The sales growth was principally due to selling price increases ($13.7 million) that partially passed the effect of raw material cost increases to customers. The remainder of the sales increase was primarily due to favorable product mix.

        Operating profit of the garage doors segment increased $1.0 million compared to last year. Gross margin percentage fell to 29.5% for the quarter compared to 31.4% last year. The segment's selling price increases were adequate to partially recover the raw material cost increases but were not sufficient to maintain the gross margin percentage at prior year levels. Favorable product mix also contributed approximately $1 million to the improved operating results. Selling, general and administrative expenses increased approximately $1.6 million due to higher distribution and freight costs and increased marketing and advertising expenditures. As a percentage of sales, selling, general and administrative expenses declined to 21.7% from 23.4% last year due to the sales increase.

Installation Services

        Net sales of the installation services segment decreased by $2.8 million compared to last year. A strengthening construction environment in certain of the segment's markets contributed to revenue growth in the quarter when compared to first half results. However, that improvement within 2005 did not offset the effect of increased competition and the elimination towards the end of last year of an underperforming location.

        Operating profit of the installation services segment decreased $.9 million compared to last year. Gross margin percentage decreased to 26.8% from 27.4% last year principally due to higher costs attributable to products with significant steel content (garage doors and fireplaces) and narrower margins due to the competitive market conditions. Selling, general and administrative expenses decreased compared to the prior year principally due to the lower sales and the elimination of an underperforming location but, as a percentage of sales, was 23.5% compared to 23.1% in 2004 due to the sales decrease.

Specialty Plastic Films

        Net sales of the specialty plastic films segment decreased $9.5 million compared to last year. The decrease was principally due to lower unit volume ($15 million) from the segment's major customer, partly offset by the effect ($6 million) of selling price adjustments to partially pass increased raw material costs to customers.

        Operating profit of the specialty plastic films segment decreased $4.7 million compared to last year. Gross margin percentage decreased to 20.4% from 24.3% last year. The lower gross margin and operating profit reflected the effect ($6 to $7 million) of lower unit volume and underabsorbed fixed costs, the negative effect ($1 million) of exchange rate differences and other items, partly offset by the partial recovery ($1 to $2 million) of higher raw material costs. Selling, general and administrative expenses decreased approximately $1 million, but as a percentage of sales was 13.3% in both 2005 and 2004.

Electronic Information and Communication Systems

        Net sales of the electronic information and communication systems segment decreased $22.3 million compared to last year. The sales decrease was principally attributable to $30 million of shipments in the third quarter of 2004 under a contract for ground surveillance radar providing perimeter protection of U.S. Air Force bases.

        Operating profit of the electronic information and communication systems segment decreased $3.4 million compared to last year principally due to profits generated by last year's ground surveillance radar contract. Gross margin percentage increased to 22.8% from 20.9% last year, principally due to higher margins on radar product lines and good performance on certain military production programs. The effect of the higher gross margin percentage was offset by the sales decrease. Selling, general and administrative expenses decreased slightly compared to last year but, as a percentage of sales, was 17.3% compared to 12.6% last year due to the sales decrease.

Provision for income taxes

        The provision for income taxes for the three months ended June 30, 2005 reflects a rate that is lower than the statutory United States and applicable foreign tax rates. The estimated effective tax rate for 2005, which is also lower than last year's rate, encompasses revised projections of the company's domestic and foreign tax positions for fiscal 2005 as a result of the effects of the raw material price escalation and reassessments of other income tax matters.

NINE MONTHS ENDED JUNE 30, 2005

        Operating results (in thousands) by business segment were as follows for the nine-month periods ended June 30:

	Net Sales		Operating Profit
	2005	2004	2005	2004
Garage doors	$383,321	$338,478	$22,084	$26,862
Installation services	215,887	228,937	5,159	8,193
Specialty plastic films	276,472	310,679	20,858	38,862
Electronic information and communication systems	153,759	162,201	8,751	11,936
Intersegment revenues	(15,888)	(16,209)	—	—

	$1,013,551	$1,024,086	$56,852	$85,853

Garage Doors

        Net sales of the garage doors segment increased by $44.8 million compared to last year. The sales growth was principally due to selling price increases ($34 million) that partially passed the effect of raw material cost increases to customers. The remainder of the sales increase was primarily due to favorable product mix.

        Operating profit of the garage doors segment decreased $4.8 million compared to last year. Gross margin percentage for the nine months was 28.3% compared to 32.5% last year. Selling price increases did not keep pace with the steel cost increases, negatively impacting the segment's gross margin and operating profit by approximately $6 to $7 million. Favorable product mix positively affected gross margin and operating profit by approximately $5 million. Selling, general and administrative expenses increased $3.0 million primarily due to higher distribution and freight costs and increased marketing and advertising compared to last year but, as a percentage of sales, declined to 22.5% from 24.6% last year due to the sales increase.

Installation Services

        Net sales of the installation services segment decreased by $13.1 million compared to last year. The lower sales resulted from a weaker construction environment in certain of the segment's markets during the first half of the year, increased competition and last year's elimination of an underperforming location.

        Operating profit of the installation services segment decreased $3.0 million compared to last year. Narrower margins due to the competitive market conditions and higher costs attributable to products with significant steel content (garage doors and fireplaces) reduced the gross margin percentage to 26.5% from 27.6% last year. The lower sales and reduced margin negatively impacted operating profit by approximately $6 million. Selling, general and administrative expenses decreased approximately $3 million due primarily to lower variable costs but, due to the sales decrease, was 24.2% as a percentage of sales in 2005 and 2004.

Specialty Plastic Films

        Net sales of the specialty plastic films segment decreased $34.2 million compared to last year. The decrease was due to lower unit volume ($52 million) principally related to product design changes by the segment's major customer, partly offset by the effect ($15.6 million) of selling price adjustments to partially pass increased raw material costs to customers.

        Operating profit of the specialty plastic films segment decreased $18.0 million compared to last year. Gross margin percentage decreased to 20.6% from 25.2% last year. The lower gross margin and operating profit reflected the effect (approximately $20 million) of lower unit volume and underabsorbed fixed costs and the negative impact ($4 to $5 million) of higher raw material costs, partly offset by the positive effect of exchange rate differences and other items ($3 million). Operating profit was positively affected ($3 million) by lower selling, general and administrative expenses which as a percentage of sales increased to 13.2% from 12.7% last year due to the sales decrease.

Electronic Information and Communication Systems

        Net sales of the electronic information and communication systems segment decreased $8.4 million compared to last year. The sales decrease was principally attributable to $30 million of shipments in the third quarter of 2004 under a contract for ground surveillance radar providing perimeter protection of U.S. Air Force bases.

        Operating profit of the electronic information and communication systems segment decreased $3.2 million compared to last year. Gross margin percentage decreased to 22.2% from 22.7% last year, principally due to lower margins on certain development programs and higher margins last year on certain commercial product lines. The sales decrease and reduced margin negatively impacted operating profit by $2 to $3 million. Selling, general and administrative expenses increased slightly over last year but, as a percentage of sales, was 16.8% compared to 15.5% last year due to the sales decrease.

Provision for income taxes

        The provision for income taxes for the nine months ended June 30, 2005 reflects a rate that is lower than the statutory United States and applicable foreign tax rates. The estimated effective tax rate for 2005, which is also lower than last year's rate, encompasses revised projections of the company's domestic and foreign tax positions for fiscal 2005 as a result of the effects of the raw material price escalation and reassessments of other income tax matters.

LIQUIDITY AND CAPITAL RESOURCES

        Cash flow generated by operations for the nine months ended June 30, 2005 was $46.1 million compared to $54.7 million last year and working capital was $283.2 million at June 30, 2005. Operating cash flows decreased compared to last year due primarily to reduced profitability and changes in operating assets and liabilities.

        During the nine months ended June 30, 2005 the company had capital expenditures of approximately $32 million, the majority of which were in connection with specialty plastic films' capital expansion program. Additional expenditures in connection with this segment's capacity additions in Brazil will be made through the beginning of fiscal 2006. Approximately $7 million was received from the sale of land and building. The company also acquired two businesses for the electronic information and communications segment for an aggregate of approximately $9.9 million and also made an additional $3.9 million investment in specialty plastic films' subsidiary in Brazil, increasing its ownership interest from 60% to 90%. In July 2005 the specialty plastic films segment acquired the 40% interest that it did not already own in its Finotech joint-venture in an $82 million cash transaction funded with $22 million of existing cash and borrowings of $60 million from the company's existing revolving credit facility.

        Financing cash flows included purchases of stock for treasury of $14.6 million to acquire approximately 309,000 shares of the company's common stock. In August 2005 the company increased its stock buyback program by 1,500,000 shares, bringing the number of additional shares available for purchase to 2,900,000. Additional purchases under the plan will be made, depending upon market conditions, at prices deemed appropriate by management.

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

FORWARD-LOOKING STATEMENTS

        All statements other than statements of historical fact included in this report, including without limitation statements regarding the company's financial position, business strategy, and the plans and objectives of the company's management for future operations, are forward-looking statements. When used in this report, words such as "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate to the company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the company's management, as well as assumptions made by and information currently available to the company's management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, business and economic conditions, results of integrating acquired businesses into existing operations, competitive factors and pricing pressures for resin and steel, capacity and supply constraints. Such statements reflect the views of the company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the company. Readers are cautioned not to place undue reliance on these forward-looking statements. The company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

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

        During the period covered by this report there were no changes in the company's internal control over financial reporting that materially affected or are reasonably likely to materially affect the company's ability to record, process, summarize and report financial information.

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

PART II – OTHER INFORMATION

Item 1	Legal Proceedings
None
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs at Month End(3)
April 1 – 30	—	$ —	—	1,694,995
May 1 – 31	201,240	19.67	20,800	1,674,195
June 1 – 30	288,200	21.57	288,200	1,385,995

Total	489,440		309,000

(1) Includes 180,440 shares acquired in connection with the exercise of stock options.

(2) All purchases were made in open market transactions. The company's stock buyback program has been in effect since 1993, under which a total of 15.7 million shares have been purchased for $197.6 million.
(3) In August 2005 the company increased the number of shares that may be purchased pursuant to the buyback program by 1.5 million shares.
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

Date:    August 9, 2005

QuickLinks

FORM 10-Q CONTENTS
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
PART II – OTHER INFORMATION
SIGNATURE