Form 10-K
period 2005-09-30
GRIFFON CORP
filed 2005-12-14
CIK 50725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of March 31, 2005 approximately $550,000,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of December 1, 2005—30,065,299.

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

The company relies upon both internal growth and strategic investments to develop its business. Over the past five years, the company has invested significant amounts to support growth. Equipment and plant expenditures in fiscal 2005 aggregated $40 million, the major portion of which were for Specialty Plastic Films’ ongoing capital expansion programs to increase its capacity to produce printed multi-color films and laminates for its baby diaper products in North America and Europe and to otherwise increase capacity throughout its operations. In fiscal 2004, the company purchased land near Sao Paulo, Brazil to build a manufacturing facility to expand its South American specialty plastic film operations. That facility is expected to commence operations in 2006. The company has also made strategic investments in each of its business segments to enhance its market position and expand into new markets, including:

•       In 2005, the Specialty Plastics Films segment acquired for $82 million the minority interest in its largest European operation and increased its investment in its Brazilian operation.

•       In 2005 the Electronic Information and Communication Systems segment acquired the Systems Engineering Group in Maryland to expand its capabilities for radar systems analysis, antenna systems engineering and tactical missile defense analysis. In addition, the segment also acquired its short range radio product line from SAAB.

•       In fiscal 2005, Specialty Plastic Films continued a significant capital expansion program commenced in fiscal 2003 which is designed to increase its overall production capacity and support anticipated growth opportunities with its major customers.

•       Over the past five years the company has spent approximately $127 million to purchase 7 million shares of common stock pursuant to the company’s stock buyback program. The unused authorization under the program is 2.4 million shares.

The company was incorporated on May 18, 1959 under the laws of the State of New York. It was reincorporated in Delaware in 1970 and its name was changed to Griffon Corporation in 1995. The company makes available, free of charge through its website at www.griffoncorp.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is filed with or furnished to the Securities and Exchange Commission. For information regarding revenue, profit and total assets of each segment see Note 7 of “Notes to Consolidated Financial Statements.”

Garage Doors

The company believes that its wholly-owned subsidiary, Clopay Corporation, is the largest manufacturer and marketer of residential garage doors and among the largest manufacturers of commercial sectional doors in the United States. The company’s building products are sold under Clopay®, Ideal Door® and Holmes® brand names through an extensive distribution network throughout the United States. The company estimates that the majority of Garage Doors’ net sales are from sales of garage doors to the home remodeling segment of the residential housing market, with the balance from the new residential housing and commercial building markets. The segment employs approximately 1,700 employees. Sales into the home remodeling market are being driven by the continued aging of the housing stock and the trend of improving home appearance.

According to industry sources, the residential and commercial sectional garage door market for 2005 was estimated to be $2.0 billion. Over the past decade there have been several key trends driving the garage door industry, including the shift from wood to steel doors and the growth of the home center channel of distribution. The company estimates that over 90% of the total garage door market today is steel doors. Superior strength, reduced weight and low maintenance have favored the steel door. Other product innovations during this period include insulated double-sided steel doors, new springing systems, sophisticated window options, and residential garage doors with improved safety features.

Products and Services

The company manufactures a broad line of residential and commercial sectional garage doors with a variety of options at varying prices. The company offers garage doors made primarily from steel and wood. The company also sells related products such as garage door openers manufactured by third parties.

The company also markets commercial sectional doors. Commercial sectional doors are similar to residential garage doors, but are designed to meet more demanding performance specifications.

Sales by Garage Doors have provided approximately 37% of the company’s consolidated revenue in 2005, 33% in 2004 and 32% in 2003.

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

Over the past decade, an increasing number of garage doors have been sold through home center retail chains. The company estimates that approximately 35% of its garage doors are sold through the home center channel of distribution. These home centers sell garage doors to the do-it-yourself consumer, the small residential and commercial contractor, as well as installed residential doors and operators for the rapidly growing do-it-for-me consumer segment. Distribution through the retail channel requires different capabilities and skills than those traditionally utilized by garage door manufacturers. Factors such as immediately available inventory, national distribution, national installation services, point-of-sale merchandising and special packaging are all important to the retailer.

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

The principal raw material used in the company’s manufacturing operations is galvanized steel, the price of which has significantly increased during 2005. The company also utilizes certain hardware components as well as wood and insulated foam. All of these raw materials are generally available from a number of sources.

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

Installation Services

The company has developed a substantial network of specialty building products installation and service operations. Its network of locations cover many of the key new single family home markets in the United States and offer a variety of building products and services to the residential construction and remodeling industries. The segment employs approximately 1,500 employees.

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

Products and Services

Installation Services sells and installs a variety of building products:

Garage Doors and Openers—garage doors are distributed, professionally installed and serviced in the new construction and replacement markets. Installation Services sources most of its garage doors from the Garage Doors segment.

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

Kitchen and Bath Cabinets—cabinetry, with options in wood varieties and door styles, are offered for distribution and installation primarily to the new construction market.

Other—other products include closet systems, window coverings and bath enclosures. Tile and stone applications for shower and bath walls, counter tops and fireplace surrounds are also offered.

The company is able to leverage the offering of these products over a common customer base, providing efficiencies and convenience to the customer. The company operates well-appointed product design centers that facilitate selection of products by the consumer, enhancing customer service and providing an environment conducive to up-selling into higher margin products.

Sales by Installation Services have provided approximately 21% of the company’s consolidated revenue in 2005, 22% in 2004 and 23% in 2003.

Competition

The installation services industry is fragmented, consisting primarily of smaller, single-market companies which have fewer financial resources than the company. The company competes on the basis of service, price and product line diversity.

Specialty Plastic Films

The company, through its wholly-owned subsidiary Clopay Plastics Products Company, develops and produces specialty plastic films and laminates for a variety of hygienic, health care and industrial uses in domestic and certain international markets. Specialty Plastic Films’ products include thin gauge embossed and printed films, elastomeric films and laminates of film and non-woven fabrics. These products are used primarily as moisture barriers in disposable infant diapers, adult incontinence products and feminine hygiene products, as protective barriers in single-use surgical and industrial gowns, drapes and equipment covers, and as packaging for hygienic products. Specialty Plastic Films’ products are sold through the company’s direct sales force primarily to multinational consumer and medical products companies. The segment employs approximately 1,200 employees worldwide.

The segment’s major customer is Procter & Gamble, with whom the company enjoys a long and growing relationship. Specialty Plastic Films supplies Procter & Gamble with a variety of products used primarily for its infant diapers, both domestically and internationally, and expects to continue to expand the relationship in the future.

The segment of the specialty plastic films industry in which Clopay participates has been affected by several key trends over the past five years. These trends include the increased use of disposable products in developing countries and favorable demographics, including increasing immigration, in the major global economies. Other trends representing significant opportunities for manufacturers include the continued demand for new advanced products such as cloth-like, breathable, laminated, and printed products and the need of major customers for global supply partners. Notwithstanding the positive trends affecting the industry, design changes by Procter & Gamble for its infant diaper products have resulted in a change in products produced by the Company from laminates to a narrower printed film. As a result, the volume of film products sold by the segment for this customer has declined. The company believes that its business development activities targeting major multinational and regional producers of hygiene, healthcare and related products and its investments in its technology development capability and capacity increases will lead to additional sales of new and related products, minimizing the impact of this reduction.

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

Sales by Specialty Plastic Films have provided approximately 26% of the company’s consolidated revenue in 2005, 30% in 2004 and 30% in 2003.

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

The company seeks to expand its market presence for Specialty Plastic Films by capitalizing on its technological and manufacturing expertise and on its relationships with major international consumer products companies. Specifically, the company believes that it can increase its North American sales and expand internationally through ongoing product development and enhancement and by marketing its technologically advanced films and laminates and printed film for use in all of its markets. The company believes that its operations in Germany and Brazil provide a strong platform for additional sales growth in certain international markets.

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

International Operations

The segment has two operations in Germany from which it sells plastic films throughout Europe. One of its German operations, Finotech, was structured as a joint venture with Corovin GmbH, a manufacturer of non-woven fabrics headquartered in Germany that is a subsidiary of BBA Group PLC, a publicly owned diversified U.K. manufacturer. In July 2005, the company purchased the remaining 40% interest from BBA in a cash transaction.

In June 2002, the company acquired 60% ownership in Isofilme Ltd., a manufacturer of plastic hygienic and specialty films located in Sao Paulo, Brazil which operates under the name Clopay do Brasil. In October 2004, the company acquired an additional 30% of Isofilme. In October 2005, the company purchased the remaining 10% interest. Clopay do Brasil provides a platform to broaden participation in South American markets and strengthen the company’s position as a global supplier.

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

This segment continued a significant capital expansion program begun in fiscal 2003 to support new opportunities with its major customers and to increase capacity throughout its operations. The product initiative involving the production of high-quality, multi-color printing of films and laminates for the baby diaper market in North America and Europe is nearing completion. Capital spending for Specialty Plastic Films was approximately $27 million in fiscal 2005 and $40 million in fiscal 2004. The segment’s most advanced production line went onstream in 2005, and a new line in Brazil is expected to begin operations in early 2006. It is anticipated that spending in fiscal 2006 will approach 2005 levels.

Plastic resins, such as polyethylene and polypropylene, and non-woven fabrics are the basic raw materials used in the manufacture of substantially all of Specialty Plastic Films’ products, the prices of which have increased since early 2002. The near-term outlook is for continued volatility in resin prices. The company currently purchases its plastic resins in pellet form from several suppliers. The purchases are made under supply agreements that do not specify fixed pricing terms. The company’s sources for raw materials are believed to be adequate for its current and anticipated needs.

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

Electronic Information and Communication Systems

The company, through its wholly-owned subsidiary, Telephonics Corporation, specializes in advanced electronic information and communication systems for defense, aerospace, civil, industrial, and commercial applications domestically and in certain international markets. The company designs, manufactures, sells, and provides logistical support for aircraft communication systems, radar, air traffic management, information and command and control systems, identification friend or foe (“IFF”) equipment, transportation communication systems and custom, mixed-signal, application specific integrated circuits. The company is a leading supplier of airborne maritime surveillance radar and aircraft intercommunication management systems, the segment’s two largest product lines. In addition to its traditional defense products used predominantly by the United States Government, in recent years the company has adapted its core technologies to products used in international markets and has expanded its presence in both non-defense government and commercial markets. In fiscal 2005, approximately 50% of the segment’s sales were to the United States defense industry, 40% to international customers and 10% to commercial customers. The segment employs approximately 1,100 employees.

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

Programs and Products

The table below lists some of the major programs the company currently participates in:

Customer	Program	Product
The Boeing Company	U.S. Air Force C-17A Cargo Transport U.S. Air Force C-130 Hercules Air Transport Airborne Warning and Control System (AWACS) U.S. Navy F/A-18/E/F Fighter/Attack Aircraft	Intercommunications Management Systems
	AWACS	Identification Friend or Foe System
General Dynamics, Canada	Maritime Helicopter Project	Maritime Surveillance Radar
BAE Systems	U.K. NIMROD Royal Maritime Patrol Aircraft	Intercommunications Systems Integration
Northrop Grumman	Joint-STARS Surveillance Aircraft	Intercommunications Management Systems
	U.S. Coast Guard HU-25 Aircraft	Maritime Surveillance Radar
Lockheed Martin Corporation	U.S. Navy MH-60S/MH-60R Helicopters U.S. Navy P-3 Aircraft	Intercommunications Management Systems
	U.S. Navy MH-60R Helicopter U.S. Coast Guard—CN 235 Maritime Patrol Aircraft	Maritime Surveillance Radar and Identification Friend or Foe System
MacDonald Dettwiler	Canadian Forces’ CP-140 Aurora Aircraft Modernization Program	Maritime Surveillance Radar and Identification Friend or Foe System
Sikorsky Aircraft Company	S-70B Maritime Surveillance Helicopter	Maritime Surveillance Radar
	UH-60M Blackhawk Helicopter Upgrade Program	Management Systems

The company manufactures specialized electronic products for a variety of applications. Electronic Information and Communication Systems’ products include communication systems, radar systems, information and command and control systems, and mixed-signal application-specific large-scale integrated circuits used in defense, non-military government and commercial markets.

The company specializes in communication systems and products and is a leading manufacturer of aircraft intercommunication systems with products in digital and analog communication management, digital audio distribution and control, and communication systems integration. The company’s communication products are on platforms such as the U.S. Navy’s MH-60R multi-mission and MH-60S utility helicopters, the United Kingdom’s NIMROD surveillance aircraft, the U.S. Air Force C-17A cargo transport, the U.S. Air Force’s Joint Surveillance and Target Acquisition Radar System (Joint-STARS) aircraft, and AWACS aircraft.

The company’s command and control systems include airborne maritime surveillance radar, ground surveillance radar, weather and search radar systems, air traffic management systems and tactical instrument landing systems. The company provides expertise and equipment for detecting and tracking targets in a maritime environment and flight path management systems for air traffic control applications. Its maritime radar systems, which are used in more than 20 countries, are fitted aboard helicopters, fixed-wing aircraft, and aerostats for use at sea. The company’s radar products will be utilized on the U.S. Coast Guard’s helicopters, fixed wing aircraft and unmanned aerial vehicles for its Deepwater upgrade program. The company also increased its market penetration through an award to develop, manufacture and deliver radar with imaging in both maritime and overland environments for the Canadian Forces’ CP-140 Aurora aircraft program. The company’s electronic systems include IFF systems used by the U.S. Air Force and NATO on the AWACS aircraft and for the U.S. Navy’s Multimission Maritime Aircraft Contract.

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

Sales by Electronic Information and Communication Systems have provided approximately 16% of the company’s consolidated revenue in 2005, 16% in 2004 and 14% in 2003.

Backlog

The funded backlog for Electronic Information and Communication Systems was approximately $217 million at September 30, 2005, compared to $175 million at September 30, 2004. Approximately 60% of the current backlog is expected to be filled during fiscal 2006.

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

Due to the inherent complexity of defense electronics, the company believes that its incumbent status on major platforms gives it a competitive advantage in the selection process for the upgrades and enhancements that have characterized defense electronics procurement in recent years. Furthermore, the company believes that with programs such as the U.S. Navy’s MH-60R helicopter transitioning to full scale production concurrently with other radar and intercommunications systems production programs under way, the company will have a competitive price advantage on bids for new business.

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

The company believes that it is a technological leader in its core markets and intends to pursue new growth opportunities by leveraging its systems design and engineering capabilities and incumbent position on key platforms. For example, during 2000 Telephonics was awarded a contract for the development of the next generation integrated radio management system for the U.S. Air Force’s C-17A air transport. This program transitioned from development to production in fiscal 2003. Since 2003, the company has developed the next generation integrated radio management system for the C-17A Aircraft and will be retrofitting all of the previously installed systems going forward. The company also expects substantial sales growth as it transitions from development to the production phase for the US Navy’s MH-60R helicopter program.

In addition to Telephonics’ products for defense programs, the company has also applied its technology to produce products for commercial applications such as airborne weather and search radar air traffic control systems. The company believes that its reputation for innovative product design and engineering capabilities, especially in the areas of voice and data communications, radio frequency design, digital signal processing, networking systems, inverse synthetic aperture radar and analog, digital and mixed-signal integrated circuits, has enhanced its ability to secure, retain and expand its participation in defense programs and commercial undertakings. The company is capable of meeting a full range of customer requirements including system requirements definition, product design and development, manufacturing and test, integration and installation, and logistical support. As a result, the company has been successful in developing a number of relationships as an important strategic partner and first tier supplier to various prime contractors.

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

Employees

On a consolidated basis, the company has approximately 5,700 employees located throughout the United States, in Europe and Brazil. Approximately 123 of its employees are covered by a collective bargaining agreement, primarily with an affiliate of the AFL-CIO. The company believes its relationships with its employees are satisfactory.

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

Seasonality

Historically the company’s revenues and earnings are lowest in its second fiscal quarter and highest in its fourth fiscal quarter.

Financial Information About Geographic Areas

Revenues, based on the customers’ locations, and property, plant and equipment attributed to the United Sates and all other countries are as follows:

	2005	2004	2003
Revenues by geographic area—
United States	$1,058,620,000	$1,045,943,000	$950,686,000
Germany	66,853,000	73,341,000	57,345,000
United Kingdom	31,162,000	40,370,000	37,899,000
Canada	55,912,000	40,543,000	27,167,000
Poland	30,704,000	35,823,000	35,907,000
All other countries	158,742,000	157,789,000	145,646,000
	$1,401,993,000	$1,393,809,000	$1,254,650,000
Property, plant and equipment by geographic area—
United States	$111,086,000	$113,631,000	$112,517,000
Germany	88,102,000	86,815,000	55,964,000
All other countries	17,712,000	3,093,000	1,371,000
	$216,900,000	$203,539,000	$169,852,000

Research and Development

Research and development costs not recoverable under contractual arrangements are charged to expense as incurred. Research and development costs for all business segments were approximately $16,100,000 in 2005, $17,400,000 in 2004, and $17,000,000 in 2003.

Executive Officers of the Registrant

Name	Age	Served as Officer Since	Positions and Offices
Harvey R. Blau	70	1983	Chairman of the Board and Chief Executive Officer
Eric Edelstein	56	2005	Executive Vice President and Chief Financial Officer
Patrick L. Alesia	57	1979	Vice President, Treasurer and Secretary

Item 2.                        Properties

The company occupies approximately 4,000,000 square feet of general office, factory and warehouse space and showrooms throughout the United States, in Germany and in Brazil. For a description of the encumbrances on certain of these properties, see Note 2 to the company’s consolidated financial statements. The following table sets forth certain information related to the company’s major facilities:

Location	Business Segment	Primary Use	Approximate Square Footage	Owned or Leased
Jericho, NY	Corporate Headquarters	Office	10,000	Leased
Farmingdale, NY	Electronic Information and Communication Systems	Manufacturing and research and development	181,000	Owned
Huntington, NY	Electronic Information and Communication Systems	Manufacturing	89,000 41,000	Owned Leased
Columbia, MD	Electronic Information and Communication Systems	Engineering	25,000	Leased
Stockholm, Sweden	Electronic Information and Communication Systems	Manufacturing/ Engineering	22,000	Leased
Mason, OH	Garage Doors Installation Services Specialty Plastic Films	Office and research and development	131,000	Leased
Aschersleben, Germany	Specialty Plastic Films	Manufacturing	290,000	Owned
Dombühl, Germany	Specialty Plastic Films	Manufacturing	124,000	Owned
Augusta, KY	Specialty Plastic Films	Manufacturing	275,000	Owned
Nashville, TN	Specialty Plastic Films	Manufacturing	246,000	Leased
Sao Paulo, Brazil	Specialty Plastic Films	Manufacturing	24,000	Leased
Russia, OH	Garage Doors	Manufacturing	339,000	Owned
Baldwin, WI	Garage Doors	Manufacturing	155,000	Leased
Los Angeles, CA	Garage Doors	Garage door hardware manufacturing	40,000	Leased
Auburn, WA	Garage Doors	Manufacturing	123,000	Leased
Tempe, AZ	Garage Doors	Manufacturing	100,000	Leased

The company also leases approximately 1,400,000 square feet of space for the Garage Doors distribution centers and Installation Services locations in numerous facilities throughout the United States. The company has aggregate minimum annual rental commitments under real estate leases of approximately $12 million. The majority of the leases have escalation clauses related to increases in real property taxes on the leased property and some for cost of living adjustments. Certain of the leases have renewal and purchase options.

In fiscal 2004, the company purchased land near Sao Paulo, Brazil and is completing the construction of a manufacturing facility to expand Specialty Plastic Films’ South American operations. Equipment and plant expenditures in fiscal 2005 were approximately $40 million, primarily in connection with the Specialty Plastic Films capital expansion program. The other plants and equipment of the company are believed to contain sufficient space for current and presently foreseeable needs.

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

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)   The company’s Common Stock is listed for trading on the New York Stock Exchange under the symbol “GFF”. The following table shows for the periods indicated the quarterly range in the high and low sales prices for the company’s Common Stock:

FISCAL QUARTER ENDED	HIGH	LOW
December 31, 2003	$21.18	$17.98
March 31, 2004	23.35	19.71
June 30, 2004	23.35	20.52
September 30, 2004	22.75	19.69
December 31, 2004	27.22	20.86
March 31, 2005	27.78	21.25
June 30, 2005	22.75	18.35
September 30, 2005	26.78	22.22

(b)   As of December 1, 2005, there were approximately 15,000 recordholders of the company’s Common Stock.

(c)   The company declared and paid a 10% Common Stock dividend during fiscal 2001. No cash dividends on Common Stock were declared or paid during the five fiscal years ended September 30, 2005.

(d)   Equity Compensation Plan Information

The following sets forth information relating to the company’s equity compensation plans as of September 30, 2005:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (Column a)	Weighted average exercise price of outstanding options, warrants and rights (Column b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a)) (Column c)
Equity compensation plans approved by security holders	2,783,675	$11.98	110,175
Equity compensation plans not approved by security holders	835,265	14.77	7,650
Total	3,618,940	12.62	117,825

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

In addition, the company granted  the Executive Vice President and Chief Financial Officer an option to purchase 250,000 shares of the company’s common stock at an exercise price of $22.94 per share, the fair market value on the date of grant. The option has a seven year term, is fully vested and becomes exercisable as to 50% of the shares after one year and as to 100% of the shares after two years.

(e)   Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
July 1 - 31, 2005	30,000	$24.05	30,000	1,355,995
August 1 - 31, 2005	197,555	24.20	192,000	2,663,995
September 1 - 30, 2005	235,000	25.49	235,000	2,428,995
Total	462,555		457,000

(1)          The company’s stock buyback program has been in effect since 1993, under which a total of approximately 16.1 million shares have been purchased for $209 million. In November 2004 and in August 2005, the company’s Board of Directors authorized increases of 1 million and 1.5 million shares, respectively, in the number of shares purchasable under the company’s stock buyback program, bringing the unused authorization to 2.4 million shares. There is no time limit on the repurchases to be made under the plan.

Item 6.                        Selected Financial Data

	2005	2004	2003	2002		2001
Net sales	$1,401,993,000	$1,393,809,000	$1,254,650,000	$1,192,604,000		$1,160,125,000
Income before cumulative effect of a change in accounting principle	$48,813,000	$53,859,000	$43,022,000	$34,054,000	(1)	$30,593,000
Cumulative effect of a change in accounting principle	—	—	—	(24,118,000)		—
Net income	$48,813,000	$53,859,000	$43,022,000	$9,936,000	(1)	$30,593,000
Per share(2):
Basic	$1.64	$1.81	$1.33	$1.03		$.93
Diluted	$1.55	$1.71	$1.28	$.97		$.92
Total assets	$851,427,000	$749,516,000	$678,730,000	$587,694,000		$584,993,000
Long-term obligations	$196,540,000	$154,445,000	$155,483,000	$74,640,000		$108,615,000

(1)          Operating results for 2002 include a pre-tax charge of $10,200,000 for the divestiture of an unprofitable peripheral operation (Note 1 of Notes to Consolidated Financial Statements).

(2)          Per share amounts in 2002 exclude the cumulative effect of a change in accounting principle.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Net sales for the year ended September 30, 2005 increased to $1.40 billion, up from $1.39 billion in 2004. Income before income taxes was $78.9 million compared to $104.7 million last year. Net income was $48.8 million compared to $53.9 million last year.

The company’s building products operations performed well in 2005. Both the garage doors and installation services segments started the year slowly. In the garage doors segment, raw material (steel) cost volatility in the first half of the year reduced profitability. The installation services segment was also negatively impacted by the effect of steel cost volatility on product lines with significant steel content (garage doors and fireplaces). Raw material costs moderated in the second half of the year and coupled with stronger construction environments and operational improvements, both the garage doors and installation services segments finished the year with improving operating results.

The specialty plastic films segment also experienced raw material (resin) cost volatility in North America and in Europe during the first half of 2005 that lowered profitability. Earnings were also affected by lower unit volumes, primarily attributable to product design changes by the segment’s major customer. However, resin costs decreased in the second half, contributing to improving operating results towards the end of the year. Raw material costs in this segment continue to be volatile, and it is expected that its operating results in the near term will be affected until prices stabilize.

Specialty plastic films has now completed the latest phase of its capital expansion plan in Europe. The segment’s new, most advanced production line is in place and it is discussing new programs with private-label and other customers to utilize that capacity. The addition of new production capacity in Brazil is expected to be completed early in 2006. Also, in July 2005 the segment acquired for $82 million the 40% minority interest in its largest European subsidiary. This transaction is expected to increase flexibility to streamline operations and strengthen the segment’s core business, further solidifying it’s base for continued international growth.

The electronic information and communication systems segment had a strong year in 2005. Net sales were approximately the same as last year, reflecting revenue growth that replaced $35 million of sales under a contract to provide ground surveillance radar for U.S. Air Force Bases that was fully performed in 2004. Earnings in this segment were below last year’s levels, but new awards and the pending transition of the MH-60R program from development to production status are expected to result in improved operating results for this segment.

RESULTS OF OPERATIONS

See Note 7 of “Notes to Consolidated Financial Statements.”

Fiscal 2005 Compared to Fiscal 2004

Operating results (in thousands) by business segment were as follows:

	Net Sales		Operating Profit
	2005	2004	2005	2004
Garage doors	$532,348	$476,581	$37,669	$42,600
Installation services	300,041	306,992	9,135	10,909
Specialty plastic films	370,158	411,346	31,582	52,655
Electronic information and communication systems	220,993	220,674	18,117	20,224
Intersegment revenues	(21,547)	(21,784)	—	—
	$1,401,993	$1,393,809	$96,503	$126,388

Garage Doors

Net sales of the garage doors segment increased by $55.8 million compared to 2004. The sales growth was principally due to selling price increases ($43.8 million) that partially passed the effect of higher raw material costs to customers. The remainder of the increase was primarily due to favorable product mix.

Operating profit of the garage doors segment decreased $4.9 million compared to last year. Gross margin percentage was 29.6% in 2005 compared to 33.0% in 2004. Selling price increases did not fully offset the effect of higher raw material costs, reducing the segment’s gross margin and operating profit by approximately $4 to $5 million. The net effect ($5 million) of favorable product mix and unit volume positively affected gross margin and operating profit. Selling, general and administrative expenses increased $5.5 million primarily due to higher distribution and freight costs and increased marketing and advertising compared to last year but, as a percentage of sales, declined to 22.6% from 24.1% last year due to the sales increase.

Installation Services

Net sales of the installation services segment decreased by $7.0 million compared to last year. The lower sales resulted from a weaker construction environment in certain of the segment’s markets during the first half of the year, increased competition and last year’s elimination of an underperforming location, partly offset by the effect of a strengthening construction environment in the second half and increased market share in certain of its markets.

Operating profit of the installation services segment decreased $1.8 million compared to last year. Narrower margins due to the competitive market conditions and higher raw material costs reduced the gross margin percentage to 26.7% from 27.6% last year. The lower sales and reduced margins negatively impacted operating profit by approximately $4.7 million. Selling, general and administrative expenses decreased approximately $2.8 million due primarily to lower variable costs, and as a percentage of sales, was 23.8% in 2005 compared to 24.1% in 2004.

Specialty Plastic Films

Net sales of the specialty plastic films segment decreased $41.2 million compared to last year. The decrease was primarily due to lower unit volume ($67 million) principally related to product design changes by the segment’s major customer, partly offset by the effect ($20.4 million) of selling price adjustments to partially pass increased raw material costs to customers.

Operating profit of the specialty plastic films segment decreased $21.1 million compared to last year. Gross margin percentage decreased to 21.4% from 25.6% last year. The lower gross margin and operating profit reflected the effect (approximately $26 million) of lower unit volume and underabsorbed fixed costs and the negative impact ($1 to $2 million) of higher raw material costs, partly offset by the positive effect ($2 million) of exchange rate differences and other items. Selling, general and administrative expenses decreased by approximately $4.5 million principally due to the sales decrease, but as a percentage of sales, increased to 13.1% from 12.9% last year.

Electronic Information and Communication Systems

Net sales of the electronic information and communication systems segment were approximately the same compared to last year. New program awards and funding on existing programs replaced revenue attributable to a $35 million contract for ground surveillance radars that was fully performed in 2004.

Operating profit of the electronic information and communication systems segment decreased $2.1 million compared to last year. Gross margin percentage decreased to 23.4% from 24.0% last year, principally due to lower margins on certain development programs and higher margins last year on certain commercial product lines. The reduced margin negatively impacted operating profit by approximately $1 million. Selling, general and administrative expenses increased approximately $1 million over last year principally due to acquisitions, and as a percentage of sales, was 15.5% compared to 15.0% last year.

Interest Expense

Interest expense increased by $.2 million compared to 2004.

Income Tax Expense

The provision for income taxes for 2005 includes $1.3 million of tax benefits reflecting the reversal of previously recorded tax liabilities in connection with the closure by statute, for U.S. Federal income tax purposes, of fiscal 2001. In October 2004 the American Jobs Creation Act of 2004 was enacted, see Note 1 of “Notes to Consolidated Financial Statements”.

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

Operating profit of the garage doors segment increased $8.8 million compared to 2003. Gross margin percentage increased to 33.0%, up from 32.3% in 2003. The higher margin was principally due to increased manufacturing efficiencies driven by unit volume growth and improved product mix, partly offset by the effect of higher raw material (steel) costs. Although the Company has implemented selling price increases, due to the magnitude of the cost increases and competitive conditions, such selling price adjustments have not fully offset the cost increases, resulting in a negative impact on operating income in 2004 of approximately $2 to $2.5 million. Selling, general and administrative expenses increased in connection with the sales growth but, as a percentage of sales, declined to 24.1% from 24.4% last year due to effective expense control.

Installation Services

Net sales of the installation services segment increased by $17.6 million compared to 2003. The increase was principally due to continued strength in the new construction markets served by the segment.

Operating profit of the installation services segment increased $3.5 million compared to 2003. Gross margin percentage increased to 27.6%, up from 26.9% last year. Selling, general and administrative expenses as a percentage of sales decreased to 24.1% compared to 24.4% last year. The increased profitability was principally due to the substantial sales growth and the positive effect of the elimination in 2003 of an underperforming location.

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

Operating profit of the specialty plastic films segment increased $8.4 million compared to last year. Gross margin percentage increased to 25.6%, up from 23.8%. The increased margin was principally due to the favorable product mix and improved pricing, increased manufacturing efficiencies, exchange rate differences and the recognition in 2003 of costs associated with manufacturing facility expansion, partly offset by the effect of higher raw material (resin) costs and costs attributable to product design changes and capacity growth. It is estimated that resin cost movement produced a negative impact on 2004 operations of approximately $5 to $5.5 million.

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

Operating profit of the electronic information and communication systems segment increased $6.1 million compared to 2003 primarily due to the sales increase. Gross margin percentage decreased from 26.5% to 24.0%. A lower margin product mix and the effect of cost growth in development programs were partly offset by the positive effect on gross margin percentage of improved performance in military production programs. The effect of the lower gross margin percentage was offset by the sales increase. Selling, general and administrative expenses decreased compared to last year principally due to lower business development costs and research and development expenditures. Selling, general and administrative expenses as a percentage of sales was 15.0% compared to 19.1% last year due to the lower expense level and the substantial sales increase.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated by operations for 2005 was $58.3 million compared to $105.8 million last year and working capital was $273 million at September 30, 2005. Operating cash flows decreased compared to last year due primarily to lower profitability and changes in operating assets and current liabilities.

Net cash used in investing activities during 2005 was $121.7 million. Approximately $82 million was used to acquire the remaining minority interest in specialty plastic films’ largest European operation. The transaction was funded with existing cash balances and $60 million of borrowings under the company’s existing revolving credit facility. The segment also acquired the remaining minority interest in its Brazilian operation. These transactions increase flexibility to streamline operations and help position the segment for further international growth. The company also had capital expenditures of $40 million, principally made in connection with the ongoing capital expansion program in the specialty plastic films segment. Capital expenditures in 2006, including the completion of a new production line in Brazil, are anticipated to be at approximately the same level as 2005, and are expected to be funded principally by existing cash balances and operating cash flows. These investments, which will continue to add capacity in specialty plastic films’ operations in Germany and Brazil, incorporate engineering and technology upgrades expected to provide for future geographic expansion and development of new customers and markets. Approximately $7 million was received from the sale of land and building. The company also acquired two businesses for the electronic information and communications segment for an aggregate of approximately $9.9 million.

Net cash provided by financing activities during 2005 was $36.8 million. Proceeds from borrowings under long-term debt arrangements, including the funding of the Finotech transaction, aggregated $67.8 million, and the exercise of employee stock options provided another $20.3 million. Approximately $25.9 million was used to acquire a total of 1.1 million shares of Common Stock. The company’s board of directors also authorized increases in the company’s stock buyback program, bringing the unused authorization to approximately 2.4 million shares, and approved the company’s entry into a Rule 10b5-1 trading plan with a broker to facilitate the repurchase of its common stock under its previously announced stock buyback program. Rule 10b5-1 allows a company to purchase its shares at times when it otherwise might be prevented from doing so under the insider trading laws or because of self-imposed blackout periods, provided, among other considerations, that repurchases are made pursuant to a plan adopted when the company is not aware of material nonpublic information or is not otherwise prohibited from acquiring its own shares. Rule 10b5-1 purchases are expected to commence December 2005.

Contractual Obligations

At September 30, 2005, payments to be made pursuant to significant contractual obligations are as follows (000’s omitted):

Year	Purchase Obligations	Capital Expenditures	Operating Leases	Debt Repayments	Interest	Total
2006	$75,898	$8,398	$28,600	$9,436	$9,443	$131,775
2007	6,121	—	20,800	44,874	7,287	79,082
2008	6,954	—	14,000	20,417	5,281	46,652
2009	641	—	8,600	417	5,258	14,916
2010	—	—	5,200	417	5,236	10,853
Thereafter	—	—	6,000	130,415	66,575	202,990

The purchase obligations are generally for the purchase of goods and services in the ordinary course of business. The company uses blanket purchase orders to communicate expected requirements to certain of its vendors. Purchase obligations reflect those purchase orders where the commitment is considered to be firm. Purchase obligations that extend beyond 2006 are principally related to long-term contracts received from customers of the electronic information and communication systems segment.

A wholly owned subsidiary of the company has a lease agreement that limits dividends it may pay to the parent company. The agreement permits the payment of income taxes based on a tax sharing arrangement, and dividends based on a percentage of the subsidiary’s net income. At September 30, 2005 the subsidiary had net assets of approximately $375 million. The company expects that cash flows from operations, together with existing cash, bank lines of credit and lease line availability, should be adequate to satisfy contractual obligations and finance presently anticipated working capital and capital expenditure requirements.

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

The company sponsors several defined benefit pension plans. The amount of the company’s liability for pension benefits and the amount of pension expense recognized in the financial statements is determined using actuarial assumptions such as the discount rate, the long-term rate of return on plan assets and the rate of compensation increases. Judgment is required to annually determine the rates to be used in performing the actuarial calculations. The company evaluates these assumptions with its actuarial and investment advisors and believes that they are within accepted industry ranges. In 2005 the discount rate was lowered to reflect current market conditions.

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

Recent Accounting Pronouncements

In October 2004 the Financial Accounting Standards Board ratified the consensus of the Emerging Issues Task Force on Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.” This consensus requires contingently convertible debt to be included in the calculation of diluted earnings per share even though related market based contingencies have not been met. Holders of the company’s 4% convertible subordinated notes are entitled to convert their notes into the company’s Common Stock upon the occurrence of certain events and on the terms described in Note 2 of “Notes to Consolidated Financial Statements”. Shares potentially issuable upon conversion will be included in the calculation of diluted earnings per share using the “treasury stock” method. Adoption of Issue 04-8, which was effective for fiscal 2005, did not affect the company’s fiscal 2004 or previously reported diluted earnings per share amounts. See Note 1 of “Notes to Consolidated Financial Statements” for a discussion of other recent pronouncements.

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in this annual report, including without limitation statements regarding the company’s financial position, business strategy, and the plans and objectives of the company’s management for future operations, are forward-looking statements. When used in this annual report, words such as “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as they relate to the company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the company’s management, as well as assumptions made by and information currently available to the company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, business and economic conditions, results of intergrating acquired businesses into existing operations, competitive factors and pricing pressures for resin and steel, capacity and supply constraints. Such statements reflect the views of the company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the company. Readers are cautioned not to place undue reliance on these forward-looking statements. The company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

Item 7A.                Quantitative and Qualitative Disclosure about Market Risk

Management does not believe that there is any material market risk exposure with respect to foreign currency, derivatives or other financial instruments that would require disclosure under this item.

Item 8.                        Financial Statements and Supplementary Data

The financial statements of the company and its subsidiaries and the report thereon of PricewaterhouseCoopers LLP, dated December 13, 2005 for the fiscal years ended September 30, 2005, 2004 and 2003 are included herein:

•       Report of Independent Registered Public Accounting Firm.

•       Consolidated Balance Sheets at September 30, 2005 and 2004.

•       Consolidated Statements of Income, Cash Flows and Shareholders’ Equity for the years ended September 30, 2005, 2004 and 2003.

•       Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Griffon Corporation:

We have completed an integrated audit of Griffon Corporation’s 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Griffon Corporation and its subsidiaries (the “Company”) at September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of September 30, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
New York, New York
December 13, 2005

GRIFFON CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60,663,000	$88,047,000
Accounts receivable, less allowance for doubtful accounts of $8,120,000 in 2005 and $8,729,000 in 2004 (Note 1)	189,904,000	174,938,000
Contract costs and recognized income not yet billed (Note 1)	43,065,000	32,700,000
Inventories (Note 1)	148,350,000	141,567,000
Prepaid expenses and other current assets	41,227,000	43,381,000
Total current assets	483,209,000	480,633,000
PROPERTY, PLANT AND EQUIPMENT, at cost, net of depreciation and amortization (Note 1)	216,900,000	203,539,000
OTHER ASSETS:
Goodwill (Note 1)	96,098,000	50,554,000
Intangible assets and other (Note 1)	55,220,000	14,790,000
	151,318,000	65,344,000
	$851,427,000	$749,516,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable and current portion of long-term debt (Note 2)	$16,625,000	$14,490,000
Accounts payable	91,970,000	85,589,000
Accrued liabilities (Note 1)	78,849,000	96,288,000
Income taxes (Note 1)	22,599,000	14,264,000
Total current liabilities	210,043,000	210,631,000
Long-Term Debt (Note 2)	196,540,000	154,445,000
Other Liabilities and Deferred Credits (Note 1)	82,890,000	40,293,000
Total Liabilities and Deferred Credits	489,473,000	405,369,000
Commitments and Contingencies (Note 5)
Minority Interest	—	25,175,000
SHAREHOLDERS’ EQUITY (Note 3):
Preferred stock, par value $.25 per share, authorized 3,000,000 shares, no shares issued	—	—
Common stock, par value $.25 per share, authorized 85,000,000 shares, issued 40,741,748 shares in 2005 and 38,006,139 shares in 2004	10,186,000	9,502,000
Capital in excess of par value	151,365,000	115,160,000
Retained earnings	387,298,000	338,485,000
Treasury shares, at cost, 10,502,896 common shares in 2005 and 9,014,509 common shares in 2004	(170,826,000)	(136,147,000)
Accumulated other comprehensive income (Note 1)	(13,598,000)	(5,051,000)
Deferred compensation	(2,471,000)	(2,977,000)
Total shareholders’ equity	361,954,000	318,972,000
	$851,427,000	$749,516,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Years ended September 30
	2005	2004	2003
Net sales	$1,401,993,000	$1,393,809,000	$1,254,650,000
Cost of sales	1,032,365,000	992,648,000	899,257,000
	369,628,000	401,161,000	355,393,000
Selling, general and administrative expenses (Note 1)	289,527,000	289,979,000	268,990,000
	80,101,000	111,182,000	86,403,000
Other income (expense):
Interest expense	(8,266,000)	(8,066,000)	(4,867,000)
Interest income	2,085,000	1,070,000	682,000
Other, net	5,025,000	563,000	847,000
	(1,156,000)	(6,433,000)	(3,338,000)
Income before income taxes	78,945,000	104,749,000	83,065,000
Provision for income taxes (Note 1)	25,717,000	38,757,000	29,876,000
Income before minority interest	53,228,000	65,992,000	53,189,000
Minority interest	(4,415,000)	(12,133,000)	(10,167,000)
Net income	$48,813,000	$53,859,000	$43,022,000
Basic earnings per share of common stock (Note 1):	$1.64	$1.81	$1.33
Diluted earnings per share of common stock (Note 1):	$1.55	$1.71	$1.28

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30
	2005	2004	2003
Cash flows from operating activities:
Net income	$48,813,000	$53,859,000	$43,022,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,613,000	28,331,000	26,182,000
Gain on sale of land and building	(3,744,000)	—	—
Minority interest	4,415,000	12,133,000	10,167,000
Provision for losses on accounts receivable	988,000	2,785,000	1,879,000
Deferred income taxes	(1,740,000)	8,336,000	4,535,000
Change in assets and liabilities:
(Increase) decrease in accounts receivable and contract costs and recognized income not yet billed	(24,595,000)	11,545,000	(12,621,000)
Increase in inventories	(5,718,000)	(27,313,000)	(9,832,000)
Increase in prepaid expenses and other assets	(880,000)	(4,655,000)	(1,257,000)
Increase in accounts payable, accrued liabilities and income taxes payable	5,644,000	14,632,000	4,919,000
Other changes, net	2,526,000	6,128,000	492,000
Total adjustments	9,509,000	51,922,000	24,464,000
Net cash provided by operating activities	58,322,000	105,781,000	67,486,000
Cash flows from investing activities:
Acquisition of property, plant and equipment	(40,000,000)	(56,124,000)	(44,049,000)
Proceeds from divestiture	—	—	3,826,000
Proceeds from sale of land and building	6,931,000	—	—
Acquisition of minority interest in subsidiaries	(85,928,000)	—	—
Acquired businesses	(9,577,000)	—	(13,773,000)
(Increase) decrease in equipment lease deposits	6,856,000	(3,787,000)	(1,261,000)
Other, net	—	708,000	—
Net cash used in investing activities	(121,718,000)	(59,203,000)	(55,257,000)
Cash flows from financing activities:
Purchase of shares for treasury	(25,909,000)	(28,400,000)	(60,655,000)
Proceeds from borrowings under long-term debt arrangements	67,778,000	12,393,000	157,193,000
Payments of long-term debt	(25,038,000)	(12,631,000)	(78,259,000)
Increase in short-term borrowings	1,045,000	103,000	1,072,000
Exercise of stock options	20,261,000	5,473,000	1,288,000
Payment of debt issuance costs	—	—	(4,218,000)
Distributions to minority interests	(1,362,000)	(5,974,000)	(6,362,000)
Other, net	—	(269,000)	—
Net cash provided (used) by financing activities	36,775,000	(29,305,000)	10,059,000
Effect of exchange rate changes on cash and cash equivalents	(763,000)	958,000	1,779,000
Net increase (decrease) in cash and cash equivalents	(27,384,000)	18,231,000	24,067,000
Cash and cash equivalents at beginning of year	88,047,000	69,816,000	45,749,000
Cash and cash equivalents at end of year	$60,663,000	$88,047,000	$69,816,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended September 30, 2005, 2004 and 2003

	COMMON STOCK		CAPITAL IN EXCESS OF	RETAINED	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE	DEFERRED	COMPREHENSIVE
	SHARES	PAR VALUE	PAR VALUE	EARNINGS	SHARES	COST	INCOME	COMPENSATION	INCOME
Balances, September 30, 2002	36,337,192	$9,084,000	$94,777,000	$241,604,000	3,266,983	$36,201,000	$(12,246,000)	$4,049,000
Foreign currency translation adjustment	—	—	—	—	—	—	7,921,000	—	$7,921,000
Minimum pension liability adjustment	—	—	—	—	—	—	(1,739,000)	—	(1,739,000)
Net income	—	—	—	43,022,000	—	—	—	—	43,022,000
Comprehensive income (Note 1)	—	—	—	—	—	—	—	—	$49,204,000
Amortization of deferred compensation	—	—	—	—	—	—	—	(666,000)
Purchase of treasury shares	—	—	—	—	3,825,284	60,655,000	—	—
Exercise of stock options	281,225	70,000	1,923,000	—	73,652	1,046,000	—	—
Tax benefit from exercise of stock options	—	—	854,000	—	—	—	—	—
Other	7,300	2,000	167,000	—	—	—	—	100,000
Balances, September 30, 2003	36,625,717	9,156,000	97,721,000	284,626,000	7,165,919	97,902,000	(6,064,000)	3,483,000
Foreign currency translation adjustment	—	—	—	—	—	—	3,018,000	—	$3,018,000
Minimum pension liability adjustment	—	—	—	—	—	—	(2,005,000)	—	(2,005,000)
Net income	—	—	—	53,859,000	—	—	—	—	53,859,000
Comprehensive income (Note 1)	—	—	—	—	—	—	—	—	$54,872,000
Amortization of deferred compensation	—	—	—	—	—	—	—	(606,000)
Purchase of treasury shares	—	—	—	—	1,348,400	28,400,000	—	—
Exercise of stock options	1,375,772	344,000	11,220,000	—	500,190	9,845,000	—	—
Tax benefit from exercise of stock options	—	—	5,796,000	—	—	—	—	—
Other	4,650	2,000	423,000	—	—	—	—	100,000
Balances, September 30, 2004	38,006,139	9,502,000	115,160,000	338,485,000	9,014,509	136,147,000	(5,051,000)	2,977,000
Foreign currency translation adjustment	—	—	—	—	—	—	3,904,000	—	$3,904,000
Minimum pension liability adjustment	—	—	—	—	—	—	(12,451,000)	—	(12,451,000)
Net income	—	—	—	48,813,000	—	—	—	—	48,813,000
Comprehensive income (Note 1)	—	—	—	—	—	—	—	—	$40,266,000
Amortization of deferred compensation	—	—	—	—	—	—	—	(606,000)
Purchase of treasury shares	—	—	—	—	1,096,600	25,909,000	—	—
Exercise of stock options	2,456,363	614,000	26,090,000	—	391,787	8,770,000	—	—
Tax benefit from exercise of stock options	—	—	8,661,000	—	—	—	—	—
Senior management incentive compensation plan	275,000	69,000	945,000	—	—	—	—	—
Other	4,246	1,000	509,000	—	—	—	—	100,000
Balances, September 30, 2005	40,741,748	$10,186,000	$151,365,000	$387,298,000	10,502,896	$170,826,000	$(13,598,000)	$2,471,000

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

Cash flows and credit risk

The company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash payments for interest were approximately $8,026,000, $8,557,000 and $3,995,000 in 2005, 2004 and 2003, respectively.

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

The components of accumulated other comprehensive income at September 30, 2005 were a foreign currency translation adjustment of $7,970,000 and a minimum pension liability adjustment, net of tax, of ($21,568,000). At September 30, 2004, accumulated comprehensive income consisted of a foreign currency translation adjustment of $4,066,000, and a minimum pension liability adjustment, net of tax, of ($9,117,000). At September 30, 2003, accumulated comprehensive income consisted of a foreign currency translation adjustment of $1,048,000 and a minimum pension liability adjustment, net of tax, of ($7,112,000).

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

“Contract costs and recognized income not yet billed” consists of recoverable costs and accrued profit on long-term contracts for which billings had not been presented to the customers because the amounts were not billable at the balance sheet date, net of progress payments of $3,925,000 at September 30, 2005 and $3,530,000 at September 30, 2004. Amounts become billable when applicable contractual terms are met. Such terms vary, and include the achievement of specified milestones, product delivery and stipulated progress payments. Substantially all such amounts will be billed and collected within one year.

Inventories

Inventories, stated at the lower of cost (first-in, first-out or average) or market, include material, labor and manufacturing overhead costs and are comprised of the following:

	September 30
	2005	2004
Finished goods	$52,908,000	$57,654,000
Work in process	58,908,000	53,498,000
Raw materials and supplies	36,534,000	30,415,000
	$148,350,000	$141,567,000

Property, plant and equipment

Depreciation of property, plant and equipment is provided on a straight-line basis over the estimated useful lives of the assets.

Estimated useful lives for property, plant and equipment are as follows: buildings and building improvements—25 to 40 years; machinery and equipment—2 to 15 years and leasehold improvements—over the life of the lease or life of the improvement, whichever is shorter. The original cost of fully-depreciated property, plant and equipment remaining in use at September 30, 2005 is approximately $72,000,000.

Property, plant and equipment consists of the following:

	September 30
	2005	2004
Land, buildings and building improvements	$72,169,000	$66,003,000
Machinery and equipment	312,332,000	293,764,000
Leasehold improvements	19,381,000	14,153,000
	403,882,000	373,920,000
Less—Accumulated depreciation and amortization	186,982,000	170,381,000
	$216,900,000	$203,539,000

Goodwill and other intangible assets

In June 2002, the company acquired a 60% interest in Isofilme Ltda., a Brazilian manufacturer of plastic hygienic and specialty films, for approximately $18,000,000, including $13,800,000 paid in fiscal 2003. During the first quarter of 2005, the ownership interest increased from 60% to 90% for an additional investment of approximately $3,900,000. In October 2005, the remaining 10% was acquired for $1,300,000. During the second quarter of 2005 the electronic information and communication systems segment acquired two businesses that complement existing communications product lines and enhance the segment’s research and development and customer support capabilities for an aggregate of approximately $9,900,000 plus potential performance-based payments of up to $6,500,000 over six years. In July 2005 the specialty plastic films segment purchased the 40% interest of Finotech Verbundstoffe GmbH & Co. KG (Finotech) that it did not already own from its joint venture partner in an $82,000,000 cash transaction. The purchase was funded with $22,000,000 of cash on-hand and $60,000,000 of financing obtained through the company’s existing revolving credit facility. These acquisitions increased indefinite lived intangible assets, unpatented technology, by approximately $10,000,000 and increased amortizable customer relationship intangible assets by approximately $26,000,000.

The above acquisitions have been accounted for as purchases and resulted in an increase in goodwill of approximately $41,000,000 in 2005. Currency translation adjustments related to specialty plastic films’ foreign operations increased goodwill by $4,800,000 in 2005 and $571,000 in 2004 .

Intangible assets include the following:

	2005	2004
Goodwill	$96,098,000	$50,554,000
Customer relationships	26,321,000	—
Unpatented technology	9,937,000	—
Other	909,000	—
	$133,265,000	$50,554,000

The useful lives of amortizable intangible assets average approximately twenty-five years and amortization will average approximately $1,200,000 for each of the five succeeding years.

Assets acquired and liabilities assumed as a consequence of the Finotech minority interest purchase included property plant and equipment of $8,300,000, intangible assets of $25,000,000, goodwill of $33,900,000 and tax liabilities of $11,200,000. Pro forma results of operations had the purchase taken place at the beginning of fiscal 2005 or 2004 are as follows:

	2005	2004
Net sales	$1,401,993,000	$1,393,809,000
Net income	$50,555,000	$62,063,000
Diluted earnings per share	$1.61	$1.96

Income taxes

The company provides for income taxes using the liability method. Deferred taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes, as determined under enacted tax laws and rates. The effect of changes in tax laws or rates is accounted for in the period of enactment.

The provision for income taxes is comprised of the following:

	2005	2004	2003
Current	$27,457,000	$30,421,000	$25,341,000
Deferred	(1,740,000)	8,336,000	4,535,000
	$25,717,000	$38,757,000	$29,876,000

	2005	2004	2003
Federal	$14,794,000	$18,407,000	$10,947,000
Foreign	7,545,000	16,907,000	16,386,000
State and local	3,378,000	3,443,000	2,543,000
	$25,717,000	$38,757,000	$29,876,000

The components of income before income taxes are as follows:

	2005	2004	2003
Domestic	$54,249,000	$57,597,000	$43,534,000
Foreign	24,696,000	47,152,000	39,531,000
	$78,945,000	$104,749,000	$83,065,000

The provision for income taxes includes current U.S. Federal income taxes of $16,714,000 in 2005, $9,580,000 in 2004 and $5,152,000 in 2003. The deferred taxes result primarily from differences in the reporting of depreciation, interest, the allowance for doubtful accounts and other currently nondeductible accruals. Prepaid expenses and other assets at September 30, 2005 and 2004 include deferred income tax assets aggregating $18,900,000 and $12,400,000, respectively, attributable primarily to accruals and allowances that are not presently deductible. Other liabilities and deferred credits at September 30, 2005 and 2004 included deferred taxes of $22,200,000 and $9,348,000, respectively, attributable primarily to depreciation. The company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries because of management’s intent to indefinitely reinvest such earnings and because they can be repatriated with no material additional tax liability. At September 30, 2005, the company’s share of the undistributed earnings of the foreign subsidiaries amounted to approximately $53,000,000.

In October 2004 the American Jobs Creation Act of 2004 (the “ACT”) was signed into law. The new law provides for phased elimination of the Foreign Sales Corporation/Extraterritorial Income tax deduction over 2005 and 2006, and also creates a new deduction for qualified domestic production activities that is phased in from 2006 through 2010. The Act also creates a temporary incentive for multinational corporations to repatriate earnings of foreign subsidiaries. The company has assessed the potential impact of this complex legislation and determined that repatriation would not currently provide a meaningful incentive.

Cash payments for income taxes were $11,050,000, $26,960,000 and $30,150,000 in 2005, 2004 and 2003, respectively.

The company’s provision for income taxes includes a benefit of $1,315,000 in 2005 and $1,700,000 in 2003 reflecting the resolution of certain previously recorded tax liabilities principally in connection with completed examinations of prior years’ tax returns or tax periods closed for adjustments purposes by statute. The following table indicates the significant elements contributing to the difference between the U.S. Federal statutory tax rate and the company’s effective tax rate:

	2005	2004	2003
U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
State and foreign income taxes	1.4	2.5	4.2
Resolution of contingencies	(1.7)	—	(2.0)
Other	(2.1)	(.5)	(1.2)
Effective tax rate	32.6%	37.0%	36.0%

Research and development costs and shipping and handling costs

Research and development costs not recoverable under contractual arrangements are charged to selling, general and administrative expense as incurred. Approximately $16,100,000, $17,400,000 and $17,000,000 in 2005, 2004 and 2003, respectively, was incurred on such research and development.

Selling, general and administrative expenses include shipping and handling costs of $34,400,000 in 2005, $34,000,000 in 2004 and $30,100,000 in 2003.

Accrued liabilities and other liabilities and deferred credits

Accrued liabilities included the following at September 30:

	2005	2004
Payroll and other employee benefits	$30,900,000	$45,700,000
Insurance and related accruals	12,500,000	12,000,000

Other liabilities and deferred credits included pension liabilities of $48.9 million at September 30, 2005 and $27.9 million at September 30, 2004.

Earnings per share (EPS)

Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of Common Stock outstanding during the period. The weighted average number of shares of Common Stock used in determining basic EPS was 29,851,000 in 2005, 29,762,000 in 2004 and 32,289,000 in 2003.

Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of Common Stock outstanding plus additional common shares that could be issued in connection with potentially dilutive securities. The weighted average number of shares of Common Stock used in determining diluted EPS was 31,416,000 in 2005, 31,586,000 in 2004 and 33,597,000 in 2003 and reflects additional shares in connection with stock option and other stock-based compensation plans.

In October 2004 the Financial Accounting Standards Board ratified the consensus of the Emerging Issues Task Force on Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.” This consensus requires contingently convertible debt to be included in the calculation of diluted earnings per share even though related market based contingencies have not been met. Holders of the company’s 4% convertible subordinated notes are entitled to convert their notes upon the occurrence of certain events and on the terms described in Note 2. Shares potentially issuable upon conversion will be included in the calculation of diluted earnings per share using the “treasury stock” method. Adoption of Issue 04-8, which became effective in fiscal 2005, did not affect the company’s fiscal 2004 or previously reported diluted earnings per share amounts.

Recent accounting pronouncements

The FASB has also issued Statement of Financial Accounting Standards Nos. 151, “Inventory Costs”; 152, “Accounting for Real Estate Time-Sharing Transactions”; 153, “Exchanges of Nonmonetary Assets”; 154, “Accounting Changes and Error Corrections”; and Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as period charges and becomes effective in fiscal 2006. SFAS 152 requires that real estate time-sharing transactions be accounted for pursuant to the AICPA Statement of Position, “Accounting for Real Estate Time-Sharing Transactions” rather than SFAS 66 and SFAS 67 and becomes effective in fiscal 2006. SFAS No. 153 replaces the exception from fair value measurement for nonmonetary exchanges of similar productive assets with an exception for exchanges that do not have commercial substance and becomes effective in fiscal 2006. SFAS 154 changes the accounting for and reporting of a change in accounting principle by generally requiring that they be retrospectively applied in prior period financial statements and becomes effective in fiscal 2007. Interpretation 47 clarifies when certain asset retirement obligations should be recognized and becomes effective in fiscal 2006. The company does not believe that the adoption of SFAS 151, SFAS 152, SFAS 153, SFAS 154 and Interpretation 47 will have a material effect on the company’s consolidated financial position, results of operations or cash flows.

The FASB also issued SFAS 123R, “Share-Based Payment.” SFAS 123R requires that compensation costs relating to share-based payment transactions be recognized in the financial statements based upon fair value, eliminates the option to continue to account for such compensation under APB Opinion No. 25 and, pursuant to SEC Release 33-8568, becomes effective in the first quarter of fiscal 2006. The company intends to adopt this pronouncement using modified prospective application and previously reported operating results and earnings per share amounts will remain unchanged. As permitted by SFAS 123, the company currently accounts for compensation costs related to stock options under Opinion 25. Upon adoption, SFAS 123R will result in additional compensation cost recognized in the income statement (see Note 3), and changes the manner of presenting certain tax benefits in the statement of cash flows. Operating results of future periods will be affected by compensation cost attributable to the fair value of unvested options at the date of SFAS 123R adoption (approximately $1,900,000 for unvested options outstanding as of September 30, 2005) and the fair value of subsequent option grants as determined pursuant to SFAS 123R. Fair value and related compensation cost for stock options under SFAS 123R will be based upon a number of estimates including the expected term of the option, risk-free interest rates for the expected term, expected dividend-yield of the underlying stock and the expected volatility in the price of the underlying stock. Fair value and related compensation cost estimates for stock options will also be dependent on the number of options granted and the market price of the underlying stock at the date of grant.

NOTE 2—NOTES PAYABLE AND LONG-TERM DEBT:

At September 30, 2005 and 2004, the company had short-term notes payable of $7,189,000 and $6,218,000, respectively, principally in connection with its European operations. The average interest rate of outstanding short-term debt was 5.8% at September 30, 2005 and 3.5% at September 30, 2004.

Long-term debt at September 30 consisted of the following:

	2005	2004
4% convertible subordinated notes	$130,000,000	$130,000,000
Notes payable to banks—revolving credits	60,000,000	8,706,000
Notes payable to banks—term loan	3,606,000	8,706,000
Real estate mortgages	9,509,000	11,948,000
ESOP loan	2,500,000	3,000,000
Other	361,000	357,000
	205,976,000	162,717,000
Less: current portion	(9,436,000)	(8,272,000)
	$196,540,000	$154,445,000

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

The company and a subsidiary have a credit agreement with several banks. This agreement, as amended, provides revolving credit ($100,000,000 at September 30, 2005), reducing to $10,000,000, through October 2007. Borrowings under the agreement bear interest based upon the prime rate or LIBOR and are collateralized by the capital stock of a subsidiary. In July 2003, all outstanding amounts under this agreement were paid with the proceeds of the Notes described above. In July 2005 the company borrowed $60,000,000 under the facility for the Finotech transaction (see Note 1) and at September 30, 2005, $60,000,000 was outstanding under the agreement and bore interest at 5.5%.

The company’s European operations have bank agreements that provide for revolving credit up to $25,000,000 with no outstanding borrowings at September 30, 2005 and a term loan with a balance of $3,606,000 at September 30, 2005. At September 30, 2005 and 2004, amounts outstanding bore interest at 3.4% and 3.5%, respectively, under the term loan agreement.

Real estate mortgages bear interest at rates from 6.4% to 8.9% with maturities extending through 2007 and are collateralized by real property whose carrying value at September 30, 2005 aggregated approximately $14,000,000.

The company’s ESOP (see Note 4) has a loan agreement the proceeds of which were used to purchase equity securities of the company. Outstanding borrowings of the ESOP have maturities extending through 2011, bear interest at rates (5.21% at September 30, 2005 and 4.25% at September 30, 2004) based upon the prime rate or LIBOR and are guaranteed by the company.

The following are the maturities of long-term debt outstanding at September 30, 2005:

2006	$9,436,000
2007	44,874,000
2008	20,417,000
2009	417,000
2010	417,000
Later Years	130,415,000

NOTE 3—SHAREHOLDERS’ EQUITY:

The company has stock option plans under which options for an aggregate of 6,950,000 shares of Common Stock may be granted. As of September 30, 2005 options for 117,825 shares remain available for future grants. The plans provide for the granting of options at an exercise price of not less than 100% of the fair market value per share at date of grant. Options generally expire ten years after date of grant and become exercisable in equal installments over two years. Transactions under the plans are as follows:

	NUMBER	WEIGHTED
	OF SHARES	AVERAGE
	UNDER	EXERCISE
	OPTION	PRICE
Outstanding at September 30, 2002	6,627,475	$10.11
Granted	578,050	$13.46
Exercised	(281,225)	$7.09
Terminated	(39,900)	$14.15
Outstanding at September 30, 2003	6,884,400	$10.50
Granted	256,000	$18.69
Exercised	(1,375,772)	$8.41
Terminated	(23,825)	$16.99
Outstanding at September 30, 2004	5,740,803	$11.48
Granted	342,700	$19.38
Exercised	(2,456,363)	$10.87
Terminated	(8,200)	$18.62
Outstanding at September 30, 2005	3,618,940	$12.62

At September 30, 2005 option groups outstanding and exercisable are as follows:

	Outstanding Options
		Weighted	Weighted
		Average	Average
Range of	Number of	Remaining	Exercise
Exercise Prices	Options	Life	Price
$17.72 to $24.13	562,200	9.1 years	$20.47
$12.00 to $15.29	1,528,640	3.9	$13.41
$6.82 to $10.11	1,466,800	3.2	$9.05
$5.45 to $6.65	61,300	4.1	$6.40

	Exercisable Options
		Weighted
		Average
Range of	Number of	Exercise
Exercise Prices	Options	Price
$17.72 to $24.13	273,850	$20.50
$12.00 to $15.29	1,528,640	$13.41
$6.82 to $10.11	1,466,800	$9.05
$5.45 to $6.65	61,300	$6.40

Approximately 3,331,000, 5,217,000 and 5,979,000 exercisable options with weighted average exercise prices of $11.95, $10.88 and $10.03 were outstanding at September 30, 2005, 2004 and 2003.

Additionally, in 2005 an option to purchase 250,000 shares of common stock at $22.94 per share was granted to an executive officer of the company, which was not under a stock option plan. The option vested immediately, has a seven year life and is exercisable 50% after one year and 100% after two years.

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

	2005	2004	2003
Net income, as reported	$48,813,000	$53,859,000	$43,022,000
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,976,000)	(1,984,000)	(2,581,000)
Pro forma net income	$44,837,000	$51,875,000	$40,441,000
Earnings per share
As reported—
Basic	$1.64	$1.81	$1.33
Diluted	1.55	1.71	1.28
Pro forma—
Basic	$1.50	$1.74	$1.25
Diluted	1.41	1.62	1.19

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of options granted in fiscal 2005, 2004 and 2003 were $9.06, $10.35 and $6.51, respectively, based upon the following weighted average assumptions: expected volatility (.374 in 2005, .380 in 2004 and .388 in 2003), risk-free interest rate (4.03% in 2005, 3.99% in 2004 and 4.23% in 2003), expected life (6.2 years in 2005, 7 years in 2004 and 2003), and expected dividend yield (0% in 2005, 2004 and 2003).

The company has an Outside Director Stock Award Plan (the “Outside Director Plan”), which was approved by the shareholders in 1994, under which 330,000 shares may be issued to non-employee directors. Annually, each eligible director is awarded shares of the company’s Common Stock having a value of $10,000 which vests over a three-year period.

For shares issued under the Outside Director Plan, the fair market value of the shares at the date of issuance is amortized to compensation expense over the vesting period. The related deferred compensation has been reflected as a reduction of shareholders’ equity. In 2005, 2004 and 2003, 4,246, 4,650 and 7,300 shares, respectively, were issued under the Outside Director Plan.

As of September 30, 2005, a total of approximately 4,200,000 shares of the company’s authorized Common Stock were reserved for issuance in connection with stock compensation plans.

The company has a shareholder rights plan which provides for one right to be attached to each share of Common Stock. The rights are currently not exercisable or transferable apart from the Common Stock, and have no voting power. Under certain circumstances, each right entitles the holder to purchase, for $34, one eleven-hundredth of a share of a new series of participating preferred stock, which is substantially equivalent to one share of Common Stock. These rights would become exercisable if a person or group acquires 10% or more of the company’s Common Stock or announces a tender offer which would increase the person’s or group’s beneficial ownership to 10% or more of the company’s Common Stock, subject to certain exceptions. After a person or group acquires 10% or more of the company’s Common Stock, each right (other than those held by the acquiring party) will entitle the holder to purchase Common Stock having a market price of two times the exercise price. If the company is acquired in a merger or other business combination, each exercisable right entitles the holder to purchase Common Stock of the acquiring company or an affiliate having a market price of two times the exercise price of the right. In certain events the Board of Directors may exchange each right (other than those held by an acquiring party) for one share of the company’s Common Stock or one eleven-hundredth of a share of a new series of participating preferred stock. The rights expire on May 9, 2006 and can be redeemed at $.01 per right at any time prior to becoming exercisable.

A wholly-owned subsidiary of the company has a lease agreement that limits dividends and advances it may pay to the parent company. The agreement permits the payment of income taxes based on a tax sharing arrangement, and dividends based on a percentage of the subsidiary’s net income. At September 30, 2005 the subsidiary had net assets of approximately $375,000,000.

NOTE 4—PENSION PLANS:

The company has pension plans that cover substantially all employees, most of which are defined contribution plans. Company contributions to the defined contribution plans are generally based upon various percentages of compensation, and aggregated $8,600,000 in 2005, $7,100,000 in 2004 and $7,300,000 in 2003. The company also has defined benefit pension plans covering certain employees.

Plan assets and benefit obligations of the defined benefit plans are as follows:

	September 30
	2005	2004
Change in benefit obligation—
Projected benefit obligation, beginning of year	$42,167,000	$34,278,000
Service cost	1,566,000	1,427,000
Interest cost	3,012,000	2,305,000
Actuarial loss	21,643,000	4,635,000
Benefit payments	(1,430,000)	(478,000)
Projected benefit obligation, end of year	66,958,000	42,167,000
Change in plan assets—
Fair value of plan assets, beginning of year	15,219,000	11,930,000
Actual return on plan assets	1,929,000	1,398,000
Contributions	1,781,000	2,369,000
Benefits paid	(1,430,000)	(478,000)
Fair value of plan assets, end of year	17,499,000	15,219,000
Reconciliation of funded status—
Projected benefit obligation in excess of plan assets	(49,459,000)	(26,948,000)
Unrecognized net loss	33,981,000	14,763,000
Unrecognized prior service cost	59,000	68,000
Unrecognized net transition asset	2,034,000	2,347,000
Net amount recognized	$(13,385,000)	$(9,770,000)
Balance sheet amounts—
Accumulated other comprehensive income	$33,180,000	$14,022,000
Intangible asset	2,097,000	2,419,000
Accrued pension liabilities	(48,662,000)	(26,211,000)
Net amount recognized	$(13,385,000)	$(9,770,000)
Accumulated benefit obligation	$66,162,000	$41,430,000

Net periodic pension cost for the defined benefit plans was as follows:

	2005	2004	2003
Service cost	$1,566,000	$1,427,000	$1,042,000
Interest cost	3,012,000	2,305,000	2,066,000
Expected return on plan assets	(1,285,000)	(1,054,000)	(873,000)
Amortization of net actuarial loss	1,782,000	907,000	538,000
Amortization of prior service cost	9,000	9,000	11,000
Amortization of transition obligation	312,000	312,000	312,000
	$5,396,000	$3,906,000	$3,096,000

The following actuarial assumptions were used for the company’s defined benefit pension plans:

	2005	2004	2003
Discount rate	5.25%	6.25%	6.50%
Expected return on plan assets	8.50%	8.50%	8.50%
Compensation rate increase	3.00%–3.50%	3.00%–5.50%	3.00%–5.50%

Expected benefit payments under the defined benefit plans at September 30, 2005 are $2,315,000 in 2006, $2,370,000 in 2007, $4,153,000 in 2008, $4,644,000 in 2009, $4,672,000 in 2010 and $25,529,000 in the years 2011 to 2015. Expected contributions to the plans in fiscal 2006 are estimated to be approximately $2,000,000.

At September 30, 2005 and 2004, the asset allocation percentage of the defined benefit plans was as follows:

	Target Allocation	Percentage of Plan Assets
Asset Category	2005	2005	2004
Equity securities	65%	65%	66%
Debt securities	28%	25%	29%
Other	7%	10%	5%
Totals	100%	100%	100%

The company’s investment strategy for defined benefit plan assets is designed to achieve long-term investment objectives and minimize related investment risk. The investment strategy is reviewed annually. Equity securities consist principally of domestic stocks and debt securities consist of investment grade bonds. The expected rate of return on plan assets is based on the defined benefit plans’ asset allocations, investment strategy and consultation with third-party investment managers. In 2005 the discount rate was lowered to reflect current market conditions.

The company has an Employee Stock Ownership Plan (“ESOP”) that covers substantially all employees. Shares of the ESOP which have been allocated to employee accounts are charged to expense based on the fair value of the shares transferred and are treated as outstanding in earnings per share calculations. Compensation expense under the ESOP was $916,000 in 2005, $832,000 in 2004, and $637,000 in 2003. The cost of shares held by the ESOP and not yet allocated to employees is reported as a reduction of shareholders’ equity.

NOTE 5—COMMITMENTS AND CONTINGENCIES:

The company and its subsidiaries rent real property and equipment under operating leases expiring at various dates. Most of the real property leases have escalation clauses related to increases in real property taxes.

Future minimum payments under noncancellable operating leases consisted of the following at September 30, 2005:

2006	$28,600,000
2007	20,800,000
2008	14,000,000
2009	8,600,000
2010	5,200,000
Later years	6,000,000

Rent expense for all operating leases totaled approximately $35,700,000, $31,400,000 and $30,900,000 in 2005, 2004 and 2003, respectively.

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

NOTE 6—QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

Quarterly results of operations for the years ended September 30, 2005 and 2004 are as follows:

	QUARTERS ENDED
	SEPTEMBER 30	JUNE 30	MARCH 31	DECEMBER 31
	2005	2005	2005	2004
Net sales	$388,442,000	$350,904,000	$322,473,000	$340,174,000
Gross profit	112,424,000	91,592,000	77,320,000	88,292,000
Net income	22,623,000	12,854,000	4,144,000	9,192,000
Earnings per share of common stock(1):
Basic	$.74	$.43	$.14	$.31
Diluted	$.71	$.41	$.13	$.29

	QUARTERS ENDED
	SEPTEMBER 30	JUNE 30	MARCH 31	DECEMBER 31
	2004	2004	2004	2003
Net sales	$369,723,000	$367,948,000	$317,636,000	$338,502,000
Gross profit	112,723,000	98,789,000	92,029,000	97,620,000
Net income	18,925,000	13,157,000	8,662,000	13,115,000
Earnings per share of common stock(1):
Basic	$.64	$.44	$.29	$.44
Diluted	$.61	$.42	$.27	$.41

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

Information on the company’s business segments is as follows:

			Electronic
			Information and	Specialty
	Garage	Installation	Communication	Plastic
	Doors	Services	Systems	Films	Totals
Revenues from external customers—
2005	$510,897,000	$299,945,000	$220,993,000	$370,158,000	$1,401,993,000
2004	454,938,000	306,851,000	220,674,000	411,346,000	1,393,809,000
2003	404,723,000	289,324,000	178,693,000	381,910,000	1,254,650,000
Intersegment revenues—
2005	$21,451,000	$96,000	$—	$—	$21,547,000
2004	21,643,000	141,000	—	—	21,784,000
2003	23,714,000	85,000	—	—	23,799,000
Segment profit—
2005	$37,669,000	$9,135,000	$18,117,000	$31,582,000	$96,503,000
2004	42,600,000	10,909,000	20,224,000	52,655,000	126,388,000
2003	33,755,000	7,380,000	14,161,000	44,244,000	99,540,000
Segment assets—
2005	$182,293,000	$69,773,000	$200,409,000	$304,135,000	$756,610,000
2004	180,766,000	64,709,000	158,029,000	228,510,000	632,014,000
2003	151,373,000	65,332,000	159,158,000	197,633,000	573,496,000
Segment capital expenditures—
2005	$6,151,000	$592,000	$5,968,000	$27,118,000	$39,829,000
2004	7,148,000	1,253,000	5,085,000	41,304,000	54,790,000
2003	7,303,000	1,351,000	4,325,000	30,002,000	42,981,000
Depreciation and amortization expense—
2005	$7,097,000	$1,434,000	$5,335,000	$16,306,000	$30,172,000
2004	7,069,000	1,496,000	4,318,000	13,459,000	26,342,000
2003	7,250,000	1,304,000	3,778,000	12,170,000	24,502,000

Goodwill at September 30, 2005 includes approximately $12,900,000 attributable to the garage doors segment, $19,400,000 in the electronic information and communication systems segment and $63,800,000 in the specialty plastic films segment.

Following are reconciliations of segment profit, assets, capital expenditures and depreciation and amortization expense to amounts reported in the consolidated financial statements:

	2005	2004	2003
Profit—
Profit for all segments	$96,503,000	$126,388,000	$99,540,000
Unallocated amounts	(15,121,000)	(14,643,000)	(12,290,000)
Interest expense and other, net(1)	(2,437,000)	(6,996,000)	(4,185,000)
Income before income taxes	$78,945,000	$104,749,000	$83,065,000
Assets—
Total for all segments	$756,610,000	$632,014,000	$573,496,000
Unallocated amounts	97,004,000	121,156,000	107,273,000
Intersegment eliminations	(2,187,000)	(3,654,000)	(2,039,000)
Total consolidated assets	$851,427,000	$749,516,000	$678,730,000
Capital expenditures—
Total for all segments	$39,829,000	$54,790,000	$42,981,000
Unallocated amounts	171,000	1,334,000	1,068,000
Total consolidated capital expenditures	$40,000,000	$56,124,000	$44,049,000
Depreciation and amortization expense—
Total for all segments	$30,172,000	$26,342,000	$24,502,000
Unallocated amounts	2,441,000	1,989,000	1,680,000
Total consolidated depreciation and amortization	$32,613,000	$28,331,000	$26,182,000

(1)          Includes pre-tax gain in 2005 of $3.7 million on sale of land and building.

Revenues, based on the customers’ locations, and property, plant and equipment attributed to the United States and all other countries are as follows:

	2005	2004	2003
Revenues by geographic area—
United States	$1,058,620,000	$1,045,943,000	$950,686,000
Germany	66,853,000	73,341,000	57,345,000
United Kingdom	31,162,000	40,370,000	37,899,000
Canada	55,912,000	40,543,000	27,167,000
Poland	30,704,000	35,823,000	35,907,000
All other countries	158,742,000	157,789,000	145,646,000
Consolidated net sales	$1,401,993,000	$1,393,809,000	$1,254,650,000
Property, plant and equipment by geographic area—
United States	$111,086,000	$113,631,000	$112,517,000
Germany	88,102,000	86,815,000	55,964,000
All other countries	17,712,000	3,093,000	1,371,000
Consolidated property, plant and equipment	$216,900,000	$203,539,000	$169,852,000

Sales to a customer of the specialty plastic films segment were approximately $255,000,000 in 2005, $302,000,000 in 2004 and $285,000,000 in 2003. Sales to the United States Government and its agencies, either as a prime contractor or subcontractor, aggregated approximately $114,000,000 in 2005, $132,000,000 in 2004 and $103,000,000 in 2003, all of which are included in the electronic information and communication systems segment. Unallocated amounts include general corporate expenses and assets, which consist mainly of cash, investments, and other assets not attributable to any reportable segment.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.                Controls and Procedures

Evaluation and Disclosure Controls and Procedures

The company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the company’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of the company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the company’s internal control over financial reporting as of September 30, 2005 and concluded that it is effective.

The company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the company’s internal control over financial reporting and management’s assessment of the effectiveness of the company’s internal control over financial reporting as of September 30, 2005, and has expressed unqualified opinions in their report which appears on page 25.

Changes in Internal Controls over Financial Reporting

There were no changes in the company’s internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the fourth quarter of the fiscal year ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Item 9B.               Other Information

None

PART III

The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to the company’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in February, 2006, to be filed with the Securities and Exchange Commission within 120 days following the end of the company’s fiscal year ended September 30, 2005. Information relating to the executive officers of the Registrant appears under Item 1 of this report.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

The following consolidated financial statements of Griffon Corporation and subsidiaries are included in Item 8:

		Page
(a) 1.	Financial Statements
	Consolidated Balance Sheets at September 30, 2005 and 2004	27
	Consolidated Statements of Income for the Years Ended September 30, 2005, 2004 and 2003	28
	Consolidated Statements of Cash Flows for the Years Ended September 30, 2005, 2004 and 2003	29
	Consolidated Statements of Shareholders’ Equity for the Years Ended September 30, 2005, 2004 and 2003	30
	Notes to Consolidated Financial Statements	31
2.	Schedules
	I Condensed Financial Information of Registrant	S-1
	II Valuation and Qualifying Accounts	S-2
	Schedules other than those listed are omitted because they are not applicable or because the information required is included in the consolidated financial statements.
3.	Exhibits

Exhibit No.
2.1	Stock Purchase Agreement dated June 30, 2005 among Clopay Folien GmbH, BBA Holding Deutschland GmbH and BBA Group PLC (Exhibit 10.1 to Current Report on Form 8-K dated July 7, 2005)
3.1	Restated Certificate of Incorporation (Exhibit 3.1 of Annual Report on Form 10-K for the year ended September 30, 1995)
3.2	Amended and restated By-laws (Exhibit 3 of Current Report on Form 8-K dated May 2, 2001)
4.1	Rights Agreement dated as of May 9, 1996 between the Registrant and American Stock Transfer Company (Exhibit 1.1 of Current Report on Form 8-K dated May 9, 1996)
4.2	Loan Agreement dated as of October 25, 2001 between the Registrant and lending institutions (Exhibit 4.2 of Annual Report on Form 10-K for the year ended September 30, 2001)
4.3

Indenture, dated as of June 22, 2004, between the Registrant and American Stock Transfer and Trust Company, including the form of note (Exhibit 4.3 of Annual Report on Form 10-K for the year ended September 30, 2004)

4.4

Irrevocable Election Letter related to Indenture dated as of June 22, 2004 between the Registrant and American Stock Transfer and Trust Company (Exhibit 4.4 of Annual Report on Form 10-K for the year ended September 30, 2004)

4.5	Amendment to Loan Agreement dated as of June 30, 2005, between the Registrant and lending institutions (Exhibit 10.2 of Current Report on Form 8-K dated July 7, 2005)

10.1	Employment Agreement dated as of July 1, 2001 between the Registrant and Harvey R. Blau (Exhibit 10.1 of Current Report on Form 8-K dated May 2, 2001)
10.2	Employment Agreement dated as of July 1, 2001 between the Registrant and Robert Balemian (Exhibit 10.2 of Current Report on Form 8-K dated May 2, 2001)
10.3

Form of Trust Agreement between the Registrant and U.S. Trust Company of California, N.A., as Trustee, relating to the company’s Employee Stock Ownership Plan (Exhibit 10.3 of Annual Report on Form 10-K for the year ended September 30, 1994)

10.4	1992 Non-Qualified Stock Option Plan (Exhibit 10.10 of Annual Report on Form 10-K for the year ended September 30, 1993)
10.5	Non-Qualified Stock Option Plan (Exhibit 10.12 of Annual Report on Form 10-K for the year ended September 30, 1998)
10.6	Form of Indemnification Agreement between the Registrant and its officers and directors (Exhibit 28 to Current Report on Form 8-K dated May 3, 1990)
10.7	Outside Director Stock Award Plan (Exhibit 4 of Form S-8 Registration Statement No. 33-52319)
10.8	1995 Stock Option Plan (Exhibit 4 of Form S-8 Registration Statement No. 33-57683)
10.9	1997 Stock Option Plan (Exhibit 4.2 of Form S-8 Registration Statement No. 333-21503)
10.10	2001 Stock Option Plan (Exhibit 4.1 of Form S-8 Registration Statement No. 333-67760)
10.11	Senior Management Incentive Compensation Plan (Exhibit 4.2 of Form S-8 Registration Statement No. 333-62319)
10.12	1998 Employee and Director Stock Option Plan, as amended (Exhibit 4.1 of Form S-8 Registration Statement No. 333-102742)
10.13	1998 Stock Option Plan (Exhibit 4.1 of Form S-8 Registration Statement No. 333-62319)
10.14	Amendment to Employment Agreement between the Registrant and Harvey R. Blau dated August 8, 2003 (Exhibit 10.1 of Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
10.15	Amendment to Employment Agreement between the Registrant and Robert Balemian dated August 8, 2003 (Exhibit 10.2 of Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
10.16	Employment Agreement dated as of March 1, 2005 between the Registrant and Eric Edelstein (Exhibit 10.1 of Current Report on Form 8-K dated March 4, 2005)
10.17	Non-qualified Stock Option Agreement dated as of March 1, 2005 between the Registrant and Eric Edelstein (Exhibit 10.2 of Current Report on Form 8-K dated March 4, 2005).
10.18	2001 Stock Option Plan, as amended (Exhibit 10.1 of Current Report on Form 8-K dated May 3, 2005)
14	Code of Ethics for Senior Financial Officers (Exhibit 14 to Annual Report on Form 10-K for the year ended September 30, 2003)
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

Provided, however, That:

(A)  Paragraphs (a)(1)(i) and (a)(1)(ii) of this section do not apply if the registration statement is on Form S-8 (§ 239.16b of this chapter), and the information required to be included in a post-effective amendment by those paragraphs is contained in reports filed with or furnished to the Commission by the registrant pursuant to section 13 or section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) that are incorporated by reference in the registration statement; and

(B)   Paragraphs (a)(1)(i), (a)(1)(ii) and (a)(1)(iii) of this section do not apply if the registration statement is on Form S-3 (§ 239.13 of this chapter) or Form F-3 (§ 239.33 of this chapter) and the information required to be included in a post-effective amendment by those paragraphs is contained in reports filed with or furnished to the Commission by the registrant pursuant to section 13 or section 15(d) of the Securities Exchange Act of 1934 that are incorporated by reference in the registration statement, or is contained in a form or prospectus filed pursuant to Rule 424(b) (§ 230.424(b) of this chapter) that is part of the registration statement.

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of December 2005.

GRIFFON CORPORATION
By:	/s/ HARVEY R. BLAU
Harvey R. Blau,
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 13, 2005 by the following persons in the capacities indicated:

/s/ HARVEY R. BLAU	Chairman of the Board and Chief Executive Officer
Harvey R. Blau	(Principal Executive Officer)
/s/ ERIC EDELSTEIN	Executive Vice President and Chief Financial Officer
Eric Edelstein	(Principal Financial and Accounting Officer)
/s/ PATRICK L. ALESIA	Vice President, Treasurer and Secretary
Patrick L. Alesia
/s/ HENRY A. ALPERT	Director
Henry A. Alpert
/s/ BERTRAND M. BELL	Director
Bertrand M. Bell
/s/ BLAINE V. FOGG	Director
Blaine V. Fogg
/s/ ROBERT HARRISON	Director
Robert Harrison
/s/ CLARENCE A. HILL, JR.	Director
Clarence A. Hill, Jr.
/s/ RONALD J. KRAMER	Director
Ronald J. Kramer
/s/ DONALD J. KUTYNA	Director
Donald J. Kutyna
/s/ JAMES W. STANSBERRY	Director
James W. Stansberry
/s/ MARTIN S. SUSSMAN	Director
Martin S. Sussman
/s/ WILLIAM H. WALDORF	Director
William H. Waldorf
/s/ JOSEPH J. WHALEN	Director
Joseph J. Whalen
/s/ LESTER L. WOLFF	Director
Lester L. Wolff

GRIFFON CORPORATION
SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS—SEPTEMBER 30, 2005 AND 2004

	September 30,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$21,677,000	$32,162,000
Prepaid expenses and other current assets	18,699,000	11,301,000
Total current assets	40,376,000	43,463,000
Property, plant & equipment at cost, less accumulated depreciation	1,274,000	1,506,000
Investment in subsidiaries	574,156,000	449,466,000
Other assets	14,144,000	12,394,000
	$629,950,000	$506,829,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$417,000	$500,000
Accounts payable and accrued liabilities	22,824,000	25,128,000
Income taxes	5,962,000	639,000
Total current liabilities	29,203,000	26,267,000
Long-term liabilities:
Convertible subordinated notes	130,000,000	130,000,000
Notes payable to banks	60,000,000	—
Other	48,793,000	31,590,000
	238,793,000	161,590,000
Shareholders’ equity	361,954,000	318,972,000
	$629,950,000	$506,829,000

S-1

GRIFFON CORPORATION
SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30,

	2005	2004	2003
Costs and Expenses:
General and administrative expenses	$13,068,000	$14,200,000	$11,640,000
Interest expense and other, net	5,294,000	5,374,000	2,325,000
	18,362,000	19,574,000	13,965,000
Loss before credit for federal income taxes and equity in net income of subsidiaries	(18,362,000)	(19,574,000)	(13,965,000)
Credit for federal income taxes resulting from tax sharing arrangement with subsidiaries	(8,388,000)	(7,599,000)	(8,451,000)
Loss before equity in net income of subsidiaries	(9,974,000)	(11,975,000)	(5,514,000)
Equity in net income of subsidiaries	58,787,000	65,834,000	48,536,000
Net income	$48,813,000	$53,859,000	$43,022,000

S-1a

GRIFFON CORPORATION
SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30,

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$48,813,000	$53,859,000	$43,022,000
Adjustments to reconcile net income to net cash provided (used) by operating activities—
Deferred income taxes	(1,740,000)	8,827,000	5,795,000
Equity in net income of subsidiaries	(58,787,000)	(65,834,000)	(48,536,000)
Change in assets and liabilities—
(Increase) decrease in prepaid expenses and other assets	239,000	(417,000)	(1,262,000)
Increase (decrease) in accounts payable, accrued liabilities and income taxes payable	16,029,000	3,061,000	(2,540,000)
Other changes, net	3,296,000	4,021,000	2,456,000
Total adjustments	(40,963,000)	(50,342,000)	(44,087,000)
Net cash provided (used) by operating activities	7,850,000	3,517,000	(1,065,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(32,000)	(559,000)	(1,068,000)
Advances to subsidiaries	(72,155,000)	—	(18,000,000)
Distributions from subsidiaries	—	17,782,000	13,000,000
Net cash provided (used) by investing activities	(72,187,000)	17,223,000	(6,068,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares	(25,909,000)	(28,400,000)	(60,655,000)
Proceeds from issuance of long-term debt	60,000,000	—	147,000,000
Payment of long-term debt	(500,000)	(500,000)	(46,500,000)
Exercise of stock options	20,261,000	5,473,000	1,288,000
Payment of debt issuance costs	—	—	(4,218,000)
Other, net	—	(268,000)	—
Net cash provided (used) by financing activities	53,852,000	(23,695,000)	36,915,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,485,000)	(2,955,000)	29,782,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	32,162,000	35,117,000	5,335,000
CASH AND CASH EQUIVALENTS AT END OF YEAR	$21,677,000	$32,162,000	$35,117,000

S-1b

GRIFFON CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003

		Additions			Deductions
	Balance at	Charged to	Charged to		Accounts		Balance at
	Beginning	Profit and	Other		Written		End
Description	of Period	Loss	Accounts		Off	Other	of Period
FOR THE YEAR ENDED SEPTEMBER 30, 2005:
Allowance for doubtful accounts:
Bad debts	$6,273,000	$988,000	$470,000		$1,730,000	$—	$6,001,000
Sales returns and allowances	2,456,000	1,303,000	18,000		1,600,000	58,000	2,119,000
	$8,729,000	$2,291,000	$488,000		$3,330,000	$58,000	$8,120,000
Inventory valuation	$7,260,000	$1,850,000	$—		$1,831,000	$34,000	$7,245,000
FOR THE YEAR ENDED SEPTEMBER 30, 2004:
Allowance for doubtful accounts:
Bad debts	$5,381,000	$2,785,000	$1,310,000	(1)	$3,140,000	$63,000	$6,273,000
Sales returns and allowances	2,584,000	1,718,000	137,000		1,983,000	—	2,456,000
	$7,965,000	$4,503,000	$1,447,000		$5,123,000	$63,000	$8,729,000
Inventory valuation	$7,510,000	$1,633,000	$159,000		$2,042,000	$—	$7,260,000
FOR THE YEAR ENDED SEPTEMBER 30, 2003:
Allowance for doubtful accounts:
Bad debts	$5,705,000	$1,879,000	$847,000		$3,050,000	$—	$5,381,000
Sales returns and allowances	3,029,000	1,102,000	228,000		1,775,000	—	2,584,000
	$8,734,000	$2,981,000	$1,075,000		$4,825,000	$—	$7,965,000
Inventory valuation	$7,635,000	$2,623,000	$242,000		$2,990,000	$—	$7,510,000

(1)          Reclassifications from other balance sheet accounts and bad debt recoveries.

S-2