Form 10-Q
period 2005-12-31
GRIFFON CORP
filed 2006-02-09
CIK 50725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

or

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

☒  Yes    ☐  No

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  29,786,924 shares of Common Stock as of January 31, 2006.

FORM 10-Q

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2005	September 30, 2005
		(Note 1)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$45,960,000	$60,663,000

Accounts receivable, less allowance for doubtful accounts	172,589,000	189,904,000

Contract costs and recognized income not yet billed	47,111,000	43,065,000

Inventories (Note 2)	152,700,000	148,350,000

Prepaid expenses and other current assets	40,647,000	41,227,000

Total current assets	459,007,000	483,209,000

PROPERTY, PLANT AND EQUIPMENT at cost, less accumulated depreciation and amortization of $193,100,000 at December 31, 2005 and $186,982,000 at September 30, 2005	211,245,000	216,900,000

OTHER ASSETS:
Goodwill	96,350,000	96,098,000
Intangible assets and other	56,445,000	55,220,000

	152,795,000	151,318,000
	$823,047,000	$851,427,000

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2005	September 30, 2005
		(Note 1)

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts and notes payable	$88,534,000	$99,159,000
Other current liabilities	96,123,000	110,884,000

Total current liabilities	184,657,000	210,043,000

LONG-TERM DEBT (Note 2)	200,798,000	196,540,000

OTHER LIABILITIES AND DEFERRED CREDITS	81,834,000	82,890,000

Total liabilities and deferred credits	467,289,000	489,473,000

SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.25 per share, authorized 3,000,000 shares, no shares issued	—	—
Common stock, par value $.25 per share, authorized 85,000,000 shares, issued 41,021,611 shares at December 31, 2005 and 40,741,748 shares at September 30, 2005; 11,089,687 and 10,502,896 shares in treasury at December 31, 2005 and September 30, 2005, respectively	10,255,000	10,186,000

Other shareholders’ equity	345,503,000	351,768,000

Total shareholders’ equity	355,758,000	361,954,000

	$823,047,000	$851,427,000

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED DECEMBER 31,
	2005	2004

Net sales	$358,524,000	$340,174,000

Cost of sales	269,355,000	251,882,000

Gross profit	89,169,000	88,292,000

Selling, general and administrative expenses	75,224,000	70,458,000

Income from operations	13,945,000	17,834,000

Other income (expense):
Interest expense	(2,578,000)	(2,108,000)
Interest income	490,000	583,000
Other, net	(1,064,000)	1,246,000
	(3,152,000)	(279,000)

Income before income taxes	10,793,000	17,555,000

Provision for income taxes	4,017,000	6,495,000

Income before minority interest	6,776,000	11,060,000

Minority interest	—	(1,868,000)

Net income	$6,776,000	$9,192,000

Basic earnings per share of common stock (Note 3)	$.22	$.31

Diluted earnings per share of common stock (Note 3)	$.22	$.29

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED DECEMBER 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$6,776,000	$9,192,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,006,000	7,499,000
Minority interest	—	1,868,000
Provision for losses on accounts receivable	374,000	347,000
Change in assets and liabilities:
Decrease in accounts receivable and contract costs and recognized income not yet billed	11,473,000	25,736,000
Increase in inventories	(3,814,000)	(1,905,000)
Increase in prepaid expenses and other assets	(682,000)	(2,063,000)
Decrease in accounts payable, accrued liabilities and income taxes	(19,181,000)	(31,930,000)
Other changes, net	1,776,000	351,000

Total adjustments	(2,048,000)	(97,000)

Net cash provided by operating activities	4,728,000	9,095,000

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of property, plant and equipment	(4,690,000)	(16,926,000)
Acquisition of minority interest in subsidiary	(1,304,000)	(3,883,000)
(Increase) decrease in equipment lease deposits	(8,000)	3,924,000

Net cash used in investing activities	(6,002,000)	(16,885,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Purchase of shares for treasury	(10,262,000)	(7,067,000)
Proceeds from borrowings under long-term Debt arrangements	60,000,000	7,778,000
Payments of long-term debt	(62,699,000)	(3,187,000)
Payment of debt issuance costs	(607,000)	—
Decrease in short-term borrowings	(1,181,000)	(118,000)
Distributions to minority interest	(354,000)	(560,000)
Exercise of stock options	66,000	2,514,000
Tax benefit from exercise of stock options	1,679,000	—

Net cash used in financing activities	(13,358,000)	(640,000)

Effect of exchange rates on cash and cash equivalents	(71,000)	781,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,703,000)	(7,649,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	60,663,000	88,047,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$45,960,000	$80,398,000

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation -

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included.  Operating results for the three-month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006.  The balance sheet at September 30, 2005 has been derived from the audited financial statements at that date.  For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s annual report to shareholders for the year ended September 30, 2005.

(2) Inventories and long-term debt -

Inventories, stated at the lower of cost (first-in, first-out or average) or market, are comprised of the following:

	December 31, 2005	September 30, 2005
Finished goods	$55,162,000	$52,908,000

Work in process	52,896,000	58,908,000

Raw materials and supplies	44,642,000	36,534,000

	$152,700,000	$148,350,000

During the quarter, the company and a subsidiary entered into a new five-year senior secured multicurrency revolving credit facility in the amount of up to $150,000,000.  Commitments under the credit agreement may be increased by $50,000,000 under certain circumstances upon request of the Company.  Borrowings under the credit agreement bear interest at rates based upon LIBOR or the prime rate and are collateralized by stock of a subsidiary of the Company.

The credit agreement replaces an existing loan agreement dating from October 2001 and refinanced $60 million of borrowings under such agreement.  The proceeds of new borrowings under the credit agreement are intended to be used for general corporate purposes, including share repurchases and acquisitions.

(3) Earnings per share (EPS) and accounting for stock-based compensation -

Basic EPS is calculated by dividing income by the weighted average number of shares of common stock outstanding during the period.  The weighted average number of shares of common stock used in determining basic EPS was 30,205,000 and 29,249,000 for the three months ended December 31, 2005 and 2004, respectively.

Diluted EPS is calculated by dividing income by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with potentially dilutive securities.  Holders of the company’s 4% convertible subordinated notes are entitled to convert their notes into the company’s common stock upon the occurrence of certain events described in Note 2 of Notes to Consolidated Financial Statements in the company’s annual report to shareholders for the year ended September 30, 2005.  Shares potentially issuable upon conversion of the notes are determined using the “treasury stock” method and had no effect on the calculation of diluted earnings per share for the periods presented because the average price of the company’s common stock was less than the conversion price of the notes.  The weighted average number of shares of common stock used in determining diluted EPS was 31,502,000 and 31,165,000 for the three months ended December 31, 2005 and 2004, respectively, and reflects additional shares in connection with stock option and other stock-based compensation plans.

Options to purchase approximately 51,000 shares of common stock were not included in the computation of diluted earnings per share for the three months ended December 31, 2005 because the effect would have been antidilutive.

The company previously accounted for compensation costs related to stock options under Opinion 25.  The adoption of SFAS 123R in the three months ended December 31, 2005 resulted in additional compensation cost recognized in the income statement and changed the manner of presenting certain tax benefits in the statement of cash flows.  Operating results of future periods will be affected by compensation cost attributable to the fair value of unvested options at the date of SFAS 123R adoption (approximately $1,500,000 for unvested options outstanding as of December 31, 2005) and the fair value of subsequent option grants as determined pursuant to SFAS 123R.  Fair value and related compensation cost for stock options under SFAS 123R will be based upon a number of estimates including the expected term of the option, risk-free interest rates for the expected term, expected dividend-yield of the underlying stock and the expected volatility in the price of the underlying stock.  Fair value and related compensation cost estimates for stock options will also be dependent on the number of options granted and the market price of the underlying stock at the date of grant.  Had compensation expense for options granted been determined based on the fair value at the date of grant in accordance with Statement No. 123, the company’s net income and earnings per share for the three months ended December 31, 2004 would have been as follows:

Net income, as reported	$9,192,000

Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(521,000)

Pro forma net income	$8,671,000

Earnings per share:
Basic – as reported	$.31
Basic – pro forma	$.30

Diluted – as reported	$.29
Diluted – pro forma	$.27

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

Information on the company’s business segments is as follows:

	Garage Doors	Installation Services	Specialty Plastic Films	Electronic Information and Communication Systems	Totals
Revenues from external customers -

Three months ended December 31, 2005	$137,559,000	$82,111,000	$86,173,000	$52,681,000	$358,524,000
December 31, 2004	130,187,000	72,253,000	91,332,000	46,402,000	340,174,000

Intersegment revenues -

Three months ended December 31, 2005	$5,268,000	$43,000	$—	$—	$5,311,000
December 31, 2004	5,520,000	36,000	—	—	5,556,000

Segment profit -

Three months ended December 31, 2005	$13,570,000	$2,810,000	$(1,636,000)	$2,967,000	$17,711,000
December 31, 2004	10,649,000	1,289,000	8,598,000	2,524,000	23,060,000

Following is a reconciliation of segment profit to amounts reported in the consolidated financial statements:

	Three Months Ended December 31,
	2005	2004

Profit for all segments	$17,711,000	$23,060,000
Unallocated amounts	(4,830,000)	(3,980,000)
Interest expense, net	(2,088,000)	(1,525,000)

Income before income taxes	$10,793,000	$17,555,000

Unallocated amounts include general corporate expenses not attributable to any reportable segment.  Goodwill at December 31, 2005 includes $12.9 million attributable to the garage doors segment, $19.4 million to the electronic information and communication systems segment and $64.1 million to the specialty plastic films segment.  During the quarter ended December 31, 2005 the ownership interest in the company’s subsidiary in Brazil was increased from 90% to 100%.  This additional investment increased goodwill of the specialty plastic films segment by $1.1 million.  The remainder of the change in goodwill was primarily due to specialty plastic films’ currency translation adjustments.

(5) Comprehensive income and defined benefit pension expense -

Comprehensive income, which consists of net income and foreign currency translation adjustments, was $3.7 million and $14.7 million for the three-month periods ended December 31, 2005 and 2004, respectively.

Defined benefit pension expense was recognized as follow:

	Three Months Ended December 31,
	2005	2004
Service cost	$339,000	$392,000
Interest cost	864,000	753,000
Expected return on plan assets	(374,000)	(321,000)
Amortization of net actuarial loss	538,000	301,000
Amortization of prior service cost	2,000	2,000
Amortization of transition obligation	290,000	223,000
	$1,659,000	$1,350,000

(6) Recent accounting pronouncements –

The FASB has issued Statement of Financial Accounting Standards Nos. 151, “Inventory Costs”; 152, “Accounting for Real Estate Time-Sharing Transactions”; 153, “Exchange of Nonmonetary Assets”; 154, “Accounting Changes and Error Corrections”; and Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.”  SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as period charges and became effective in fiscal 2006.  SFAS 152 requires that real estate time-sharing transactions be accounted for pursuant to the AICPA Statement of Position, “Accounting for Real Estate Time-Sharing Transactions” rather than SFAS 66 and SFAS 67 and became effective in fiscal 2006.  SFAS No. 153 replaces the exception from fair value measurement for non-monetary exchanges of similar productive assets with an exception for exchanges that do not have commercial substance and became effective in fiscal 2006.  SFAS 154 changes the accounting for and reporting of a change in accounting principle by generally requiring that they be retrospectively applied in prior period financial statements and becomes effective in fiscal 2007.  Interpretation 47 clarified when certain asset retirement obligations should be recognized and became effective in fiscal 2006.  The company does not believe that the adoption of SFAS 151, SFAS 152, SFAS 153, SFAS 154 and Interpretation 47 have had or will have a material effect on the company’s consolidated financial position, results of operations or cash flows.

The FASB also issued SFAS 123R, “Share-Based Payment.”  SFAS 123R requires that compensation costs relating to share-based payment transactions be recognized in the financial statements based upon fair value, eliminates the option to continue to account for such compensation under APB Opinion No. 25 and, pursuant to SEC Release 33-8568, became effective in the first quarter of fiscal 2006.  The company adopted this pronouncement using modified prospective application and previously reported operating results and earnings per share amounts are unchanged.  The effect of the adoption of SFAS 123R was not material to consolidated results of operations, cash flows or financial position.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

OVERVIEW

Net sales for the quarter ended December 31, 2005 increased to $358,524,000, up from $340,174,000 for the first quarter of fiscal 2005.  Income before income taxes was $10,793,000 compared to $17,555,000 last year.  Net income was $6,776,000 compared to $9,192,000 last year.

The lower profitability was due to a $1.6 million operating loss sustained by the specialty plastic films segment in 2006 compared to the segment’s operating profit of $8.6 million in last year’s first quarter.  Although each of the company’s other business segments achieved higher sales and operating profit, these improved operating results only partially offset the substantial decline in specialty plastic films operating results.

Specialty plastic films’ operating results were negatively impacted by two significant factors during the quarter, substantial increases in raw material (resin) prices and lower unit volume from the segment’s major customer.

Raw material (resin) costs increased approximately 60% from August until November 2005.  For much of specialty plastic films’ business these increases are passed on, with a 3 to 5 month delay.  Therefore, the segment was not able to pass on these increases during the quarter. This had a negative impact on operating income of almost $4 million. Resin prices did decline, somewhat, in December 2005 and in January.  We believe that there will be additional declines during the remainder of fiscal 2006.  Also, we started passing the resin cost increases to our major customer in the second fiscal quarter.

We believe specialty plastic films’ volume decline to its major customer was caused by the diaper redesign, high levels of competitor pricing activity in the North American market and adjustments in their inventory levels. The impact of this decline on operating results was approximately $6 million.

As we move through fiscal 2006, we are optimistic about the volume increasing. In January 2006, volume with our major customer in North America returned to normal levels. Also, this was the last quarter where the quarter to quarter comparison was impacted by the current diaper redesign. In addition, we are excited that our ongoing sales development activities have yielded encouraging results.  Our strategy is to diversify and grow our films business to new customers and into geographic regions with higher growth.  By the end of the first quarter we successfully qualified new products and negotiated raw material supply agreements with several very large customers that are expected to bring volume into the segment in the middle of 2006 and beyond.  We began the first significant shipments to one of these customers in February 2006.   Also, with the start-up of our new production capacity in Brazil we are seeing increased volumes and sales of new products into this region. In the first quarter our volume in Brazil was up 48% compared to the prior year.

Finally, in addition to this sales development activity, additional growth is on the horizon, with the introduction of a significant new product offering. In the coming year, we will begin commercialization of our new elastic materials. These products, based upon a specialty plastic films development of the late 90’s and further development over the past two years, are expected to become an important feature for the performance and consumer appeal of future baby diaper products.  Production capacity is being installed in North America to produce initial commercial volumes of these products.  Capacity expansion and sales growth in North America and Europe is expected over the next several years.

RESULTS OF OPERATIONS

See Note 4 of Notes to Condensed Consolidated Financial Statements.

Operating results (in thousands) by business segment were as follows for the three-month periods ended December 31:

	Net Sales		Segment Operating Profit
	2005	2004	2005	2004

Garage doors	$142,827	$135,707	$13,570	$10,649
Installation services	82,154	72,289	2,810	1,289
Specialty plastic films	86,173	91,332	(1,636)	8,598

Electronic information and communication systems	52,681	46,402	2,967	2,524
Intersegment revenues	(5,311)	(5,556)	—	—
	$358,524	$340,174	$17,711	$23,060

Garage Doors

Net sales of the garage doors segment increased by $7.1 million compared to last year.  The sales increase was primarily due to higher selling prices and improved product mix.

Operating profit of the garage doors segment increased $2.9 million reflecting a significant improvement over the first quarter of last year, as steel cost increases that were not recovered in fiscal 2005, were recovered in the first quarter.  Consequently, gross margin percentage increased from 29.4% last year to 31.5% in 2006.  Selling, general and administrative expenses as a percentage of sales, were approximately 22% in 2006 compared to 21.7% in 2005.

With respect to steel prices, garage doors did experience some increases in the first quarter of fiscal 2006, but not at the level experienced last year.  Looking forward, we do not anticipate unusual volatility in steel costs for the remainder of fiscal 2006.

In fiscal 2006, we expect to achieve sourcing and supply chain efficiencies, that we believe will contribute to improved operating results.  Also, the continuing shift in our product mix to more premium doors should also contribute to revenue and margin improvement for fiscal 2006.

Installation Services

Net sales of the installation services segment increased by $9.9 million compared to last year.  The sales growth was primarily attributable to outstanding results in our Las Vegas and Phoenix markets. In Phoenix we have achieved market share gains among National and Regional home builders.

Operating profit of the installation services segment increased $1.5 million compared to last year.  Gross margin percentage increased from 26.2% to 26.8% this year.  Selling, general and administrative expenses increased compared to the prior year, but as a percentage of sales decreased to 23.4% from 24.5% last year due to the sales increase.

This segment has continued its emphasis on the sale and installation of flooring and kitchen cabinet products which have more revenue and profit potential. As these markets have been strong for an extended period of time, we do see heightened competition that may temper future growth.

Specialty Plastic Films

Net sales of the specialty plastic films segment decreased $5.2 million compared to last year.  The decrease was principally due to lower unit volume ($16 million) primarily related to product design changes by the segment’s major customer, partly offset by the net effect ($10 million) of sales to new customers and favorable product mix.

Operating profit of the specialty plastic films segment decreased $10.2 million compared to last year.  Gross margin percentage decreased to 13.4% from 21.5% last year.  The lower gross margin and operating profit reflected the effect ($6 million) of lower unit volume and the negative impact ($3 to $4 million) of higher raw material costs. Selling, general and administrative expenses were approximately the same as in the prior year, but as a percentage of sales increased to 14.1% from 13.1% last year due to the sales decrease.

Electronic Information and Communication Systems

Net sales of the electronic information and communication systems segment increased $6.3 million compared to last year.  The sales increase was attributable to growth in radar programs.

Operating profit of the electronic information and communication systems segment increased $.4 million.  Gross margin percentage decreased to 19.6% from 20.7% last year, principally due to lower margins on certain development programs and new awards.  The effect of the lower gross margin percentage was offset by the sales increase.  Selling, general and administrative expenses were approximately the same as in the prior year, but as a percentage of sales was 14.3% compared to 15.8% last year, due to the sales increase.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated by operations for the three months ended December 31, 2005 was $4.7 million compared to $9.1 million last year and working capital was $274.3 million at December 31, 2005.  Operating cash flows decreased compared to last year due primarily to reduced profitability, increased inventory levels attributable to higher cost of raw materials and in connection with the specialty plastic films major customer’s transition to printed films, the classification of tax benefits from stock option exercises as a financing activity in 2006, and reductions in current liabilities.

During the three months ended December 31, 2005, the company had capital expenditures of approximately $4.7 million, the majority of which were in connection with the garage doors segment.  Additional expenditures in connection with the specialty plastic films segment’s capacity additions will be made throughout 2006.  Capital expenditure activity was low in the quarter and it is expected that it will return to prior year levels as 2006 progresses.  The company also made an additional investment in specialty plastic films’ subsidiary in Brazil, increasing its ownership interest from 90% to 100%.

Financing cash flows included treasury stock purchases of $10.3 million to acquire approximately 416,000 shares of the company’s common stock and $60 million of debt refinancing.  During this quarter, the company and a subsidiary entered into a new five-year senior secured multicurrency revolving credit facility in the amount of up to $150,000,000.  Commitments under the credit agreement may be increased by $50,000,000 under certain circumstances upon request of the Company.  Borrowings under the credit agreement bear interest at rates based upon LIBOR or the prime rate and are collateralized by stock of a subsidiary of the Company.  The credit agreement replaces an existing loan agreement dating from October 2001 and refinanced $60 million of borrowings under such agreement.  The proceeds of new borrowings under the credit agreement are intended to be used for general corporate purposes, including share repurchases and acquisitions.

Approximately 1,900,000 additional shares are available for purchase pursuant to the company’s stock buyback program, and additional purchases under the plan will be made, depending upon market conditions, at prices deemed appropriate by management.

Anticipated cash flows from operations, together with existing cash, bank lines of credit and lease line availability, should be adequate to finance presently anticipated working capital and capital expenditure requirements and to repay long-term debt as it matures.

CRITICAL ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

The company’s significant accounting policies are set forth in Note 1 of Notes to Consolidated Financial Statements in the company’s annual report to shareholders for the year ended September 30, 2005.  A discussion of those policies that require management judgment and estimates and are most important in determining the company’s operating results and financial condition are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2005 Annual Report.

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

During the period covered by this report there were no changes in the company’s internal control over financial reporting which materially affected or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1	Legal Proceedings

None

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs at Month End
	October 1 - 31	—	$—	—	2,428,995
	November 1 - 30	441,991	$25.05	270,700	2,158,295
	December 1 - 31	144,800	$24.36	144,800	2,013,495
	Total	586,791		415,500

(1) The company’s stock buyback program has been in effect since 1993, under which a total of approximately 16.7 million shares have been purchased for $222.7 million. The unused authorization is 1.9 million shares. There is no time limit on the repurchases to be made under the plan.

Item 3	Defaults upon Senior Securities

	None

Item 4	Submission of Matters to a Vote of Security Holders

	None

Item 5	Other Information

	None

Item 6	Exhibits

Exhibit 10.1 - Credit Agreement, dated December 15, 2005, among Griffon Corporation, Telephonics Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Griffon Corporation’s current report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2005).

Exhibit 10.2 - Pledge Agreement, dated December 15, 2005, between Griffon Corporation and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Griffon Corporation’s current report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2005).

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

GRIFFON CORPORATION

	By	/s/Eric Edelstein
Eric Edelstein
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 9, 2006