Form 10-Q
period 2006-03-31
GRIFFON CORP
filed 2006-05-10
CIK 50725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to_______

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

☒Yes ☐ No

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 29,761,478 shares of Common Stock as of April 30, 2006.

FORM 10-Q

CONTENTS

Part I - Financial Information
Item 1 - Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2006	September 30, 2005
		(Note 1)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$31,871,000	$60,663,000

Accounts receivable, less allowance for doubtful accounts	176,347,000	189,904,000

Contract costs and recognized income not yet billed	55,240,000	43,065,000

Inventories (Note 2)	156,605,000	148,350,000

Prepaid expenses and other current assets	44,478,000	41,227,000

Total current assets	464,541,000	483,209,000

PROPERTY, PLANT AND EQUIPMENT at cost, less accumulated depreciation and amortization of $202,084,000 at March 31, 2006 and $186,982,000 at September 30, 2005	214,868,000	216,900,000

OTHER ASSETS:
Goodwill	97,832,000	96,098,000
Intangible assets and other	56,625,000	55,220,000

	154,457,000	151,318,000
	$833,866,000	$851,427,000

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2006	September 30, 2005
LIABILITIES AND SHAREHOLDERS' EQUITY		(Note 1)

CURRENT LIABILITIES:

Accounts and notes payable	$101,511,000	$99,159,000
Other current liabilities	86,369,000	110,884,000
Total current liabilities	187,880,000	210,043,000

LONG-TERM DEBT (Note 2)	200,573,000	196,540,000

OTHER LIABILITIES AND DEFERRED CREDITS	82,072,000	82,890,000

Total liabilities and deferred credits	470,525,000	489,473,000

SHAREHOLDERS' EQUITY:
Preferred stock, par value $.25 per share, authorized 3,000,000 shares, no shares issued	---	---
Common stock, par value $.25 per share, authorized 85,000,000 shares, issued 41,072,990 shares at March 31, 2006 and 40,741,748 shares at September 30, 2005; 11,314,687 and 10,502,896 shares in treasury at March 31, 2006 and September 30, 2005, respectively	10,268,000	10,186,000

Other shareholders' equity	353,073,000	351,768,000

Total shareholders' equity	363,341,000	361,954,000

	$833,866,000	$851,427,000

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2006	2005

Net sales	$366,151,000	$322,473,000

Cost of sales	275,898,000	245,153,000

Gross profit	90,253,000	77,320,000

Selling, general and administrative expenses	78,710,000	69,717,000

Income from operations	11,543,000	7,603,000

Other income (expense):
Interest expense	(2,565,000)	(2,057,000)
Interest income	418,000	572,000
Other, net (Note 7)	2,072,000	(17,000)
	(75,000)	(1,502,000)

Income before income taxes	11,468,000	6,101,000

Provision for income taxes	4,260,000	832,000

Income before minority interest	7,208,000	5,269,000

Minority interest	---	(1,125,000)

Net income	$7,208,000	$4,144,000

Basic earnings per share of common stock (Note 3)	$.24	$.14

Diluted earnings per share of common stock (Note 3)	$.23	$.13

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	SIX MONTHS ENDED MARCH 31,
	2006	2005

Net sales	$724,675,000	$662,647,000

Cost of sales	545,253,000	497,035,000

Gross profit	179,422,000	165,612,000

Selling, general and administrative expenses	153,934,000	140,175,000

Income from operations	25,488,000	25,437,000

Other income (expense):
Interest expense	(5,143,000)	(4,165,000)
Interest income	908,000	1,155,000
Other, net	1,008,000	1,229,000
	(3,227,000)	(1,781,000)

Income before income taxes	22,261,000	23,656,000

Provision for income taxes	8,277,000	7,327,000

Income before minority interest	13,984,000	16,329,000

Minority interest	---	(2,993,000)

Net income	$13,984,000	$13,336,000

Basic earnings per share of common stock (Note 3)	$.47	$.45

Diluted earnings per share of common stock (Note 3)	$.45	$.43

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED MARCH 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$13,984,000	$13,336,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,951,000	15,272,000
Minority interest	---	2,993,000
Provision for losses on accounts receivable	816,000	867,000
Change in assets and liabilities:
Decrease in accounts receivable and contract costs and recognized income not yet billed	812,000	18,537,000
(Increase) decrease in inventories	(8,003,000)	4,467,000
Decrease in prepaid expenses and other assets	257,000	2,497,000
Decrease in accounts payable, accrued liabilities and income taxes	(17,121,000)	(27,040,000)
Other changes, net	838,000	3,586,000

Total adjustments	(5,450,000)	21,179,000

Net cash provided by operating activities	8,534,000	34,515,000

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of property, plant and equipment	(13,442,000)	(22,533,000)
Acquisition of minority interest in subsidiary	(1,304,000)	(3,883,000)
Acquired businesses	---	(9,235,000)
(Increase) decrease in equipment lease deposits	(4,463,000)	3,314,000

Net cash used in investing activities	(19,209,000)	(32,337,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Purchase of shares for treasury	(15,573,000)	(7,946,000)
Proceeds from borrowings under long-term debt arrangements	60,000,000	7,778,000
Payments of long-term debt	(62,982,000)	(9,040,000)
Payment of debt issuance costs	(607,000)	---
Decrease in short-term borrowings	(1,181,000)	(44,000)
Distributions to minority interest	(354,000)	(988,000)
Exercise of stock options	649,000	4,137,000
Tax benefit from exercise of stock options	1,863,000	---

Net cash used in financing activities	(18,185,000)	(6,103,000)

Effect of exchange rates on cash and cash equivalents	68,000	533,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(28,792,000)	(3,392,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	60,663,000	88,047,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,871,000	$84,655,000

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation -

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three-month and six-month periods ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006. The balance sheet at September 30, 2005 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and notes thereto included in the company's annual report to shareholders for the year ended September 30, 2005.

(2) Inventories and long-term debt -

     Inventories, stated at the lower of cost (first-in, first-out or average) or market, are comprised of the following:

	March 31,	September 30,
	2006	2005
Finished goods	$56,646,000	$52,908,000

Work in process	57,346,000	58,908,000

Raw materials and supplies	42,613,000	36,534,000

	$156,605,000	$148,350,000

In December 2005 the company and a subsidiary entered into a five-year senior secured multicurrency revolving credit facility in the amount of up to $150,000,000. Commitments under the credit agreement may be increased by $50,000,000 under certain circumstances upon request of the company. Borrowings under the credit agreement bear interest at rates based upon LIBOR or the prime rate and are collateralized by stock of a subsidiary of the company.

The credit agreement replaced a loan agreement dating from October 2001 and refinanced $60 million of borrowings under such agreement. The proceeds of additional borrowings under the credit agreement are intended to be used for general corporate purposes, including share repurchases and acquisitions.

(3) Earnings per share (EPS) and accounting for stock-based compensation -

Basic EPS is calculated by dividing income by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock used in determining basic EPS was 29,874,000 and 29,387,000 for the three months ended March 31, 2006 and 2005, respectively, and 30,039,000 and 29,318,000 for the six months ended March 31, 2006 and 2005, respectively.

Diluted EPS is calculated by dividing income by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with potentially dilutive securities. Holders of the company’s 4% convertible subordinated notes are entitled to convert their notes into the company’s common stock upon the occurrence of certain events described in Note 2 of Notes to Consolidated Financial Statements in the company’s annual report to shareholders for the year ended September 30, 2005. Shares potentially issuable upon conversion of the notes had no effect on the calculation of diluted earnings per share for the periods presented because the average price of the company’s common stock was less than the conversion price of the notes. The weighted average number of shares of common stock used in determining diluted EPS was 31,103,000 and 31,179,000 for the three months ended March 31, 2006 and 2005, respectively, and 31,302,000 and 31,172,000 for the six months ended March 31, 2006 and 2005, respectively, and reflects additional shares in connection with stock option and other stock-based compensation plans.

SFAS 123R, “Share-Based Payment”, requires that compensation costs relating to share-based payment transactions be recognized in the financial statements based upon fair value, eliminates the option to continue to account for such compensation under APB Opinion No. 25 and, pursuant to SEC Release 33-8568, became effective in the first quarter of fiscal 2006. The company adopted this pronouncement using modified prospective application and previously reported operating results and earnings per share amounts are unchanged. The effect of the adoption of SFAS 123R was not material to consolidated results of operations, cash flows or financial position. See Note 6 for a discussion of other recent accounting pronouncements.

The adoption of SFAS 123R in fiscal 2006 resulted in additional compensation cost recognized in the income statement and changed the manner of presenting certain tax benefits in the statement of cash flows. Operating results of future periods will be affected by compensation cost attributable to the fair value of unvested options at the date of SFAS 123R adoption (approximately $1,200,000 for unvested options outstanding as of March 31, 2006) and the fair value of subsequent option grants as determined pursuant to SFAS 123R. Fair value and related compensation cost for stock options under SFAS 123R will be based upon a number of estimates including the expected term of the option, risk-free interest rates for the expected term, expected dividend-yield of the underlying stock and the expected volatility in the price of the underlying stock. Fair value and related compensation cost estimates for stock options will also be dependent on the number of options granted and the market price of the underlying stock at the date of grant. Had compensation expense for options granted been determined based on the fair value at the date of grant in accordance with Statement No. 123, the company’s net income and earnings per share for the three months and six months ended March 31, 2005 would have been as follows:

	Three Months	Six Months
Net income, as reported	$4,144,000	$13,336,000

Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,854,000)	(2,375,000)

Pro forma net income	$2,290,000	$10,961,000

Earnings per share:
Basic - as reported	$.14	$.45
Basic - pro forma	$.08	$.37

Diluted - as reported	$.13	$.43
Diluted - pro forma	$.07	$.35

(4) Business segments -

The company's reportable business segments are as follows - Garage Doors (manufacture and sale of residential and commercial/industrial garage doors, and related products); Installation Services (sale and installation of building products primarily for new construction, such as garage doors, garage door openers, manufactured fireplaces and surrounds, flooring and cabinets); Specialty Plastic Films (manufacture and sale of plastic films and film laminates for baby diapers, adult incontinence care products, disposable surgical and patient care products and plastic packaging) and Electronic Information and Communication Systems (communication and information systems for government and commercial markets).

Information on the company's business segments is as follows:
	Garage Doors	Installation Services		Specialty Plastic Films		Electronic Information and Communication Systems	Totals
Revenues from external customers -

Three months ended
March 31, 2006	$117,062,000	$81,603,000		$95,869,000		$71,617,000	$366,151,000
March 31, 2005	105,104,000	66,483,000		94,533,000		56,353,000	322,473,000

Six months ended
March 31, 2006	$254,621,000	$163,714,000		$182,042,000		$124,298,000	$724,675,000
March 31, 2005	235,291,000	138,736,000		185,865,000		102,755,000	662,647,000

Intersegment revenues -

Three months ended
March 31, 2006	$4,525,000	$18,000	$	---	$	---	$4,543,000
March 31, 2005	5,070,000	25,000		---		---	5,095,000

Six months ended
March 31, 2006	$9,793,000	$61,000	$	---	$	---	$9,854,000
March 31, 2005	10,590,000	61,000		---		---	10,651,000

Segment profit -

Three months ended
March 31, 2006	$3,637,000	$1,204,000		$8,910,000		$4,751,000	$18,502,000
March 31, 2005	749,000	1,287,000		6,220,000		3,397,000	11,653,000

Six months ended
March 31, 2006	$17,207,000	$4,014,000		$7,274,000		$7,718,000	$36,213,000
March 31, 2005	11,398,000	2,576,000		14,818,000		5,921,000	34,713,000

Following is a reconciliation of segment profit to amounts reported in the consolidated financial statements:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005

Profit for all segments	$18,502,000	$11,653,000	$36,213,000	$34,713,000
Unallocated amounts	(4,887,000)	(4,067,000)	(9,717,000)	(8,047,000)
Interest expense, net	(2,147,000)	(1,485,000)	(4,235,000)	(3,010,000)

Income before income taxes	$11,468,000	$6,101,000	$22,261,000	$23,656,000

Unallocated amounts include general corporate expenses not attributable to any reportable segment. Goodwill at March 31, 2006 includes $12.9 million attributable to the garage doors segment, $19.4 million attributable to the electronic information and communication systems segment and $65.5 million attributable to the specialty plastic films segment. During the quarter ended December 31, 2005 the ownership interest in the company’s subsidiary in Brazil was increased from 90% to 100%. This additional investment increased goodwill of the specialty plastic films segment by $1.1 million. The remainder of the change in goodwill was primarily due to specialty plastic films’ currency translation adjustments.

(5) Comprehensive income and defined benefit pension expense -

Comprehensive income, which consists of net income and foreign currency translation adjustments, was $11.6 million and $2.1 million for the three-month periods and $15.3 and $16.8 million for the six-month periods ended March 31, 2006 and 2005, respectively.

Defined benefit pension expense was recognized as follow:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005

Service cost	$339,000	$392,000	$678,000	$784,000
Interest cost	864,000	753,000	1,728,000	1,506,000
Expected return on plan assets	(374,000)	(321,000)	(748,000)	(642,000)
Amortization of net actuarial loss	538,000	301,000	1,076,000	602,000
Amortization of prior service cost	2,000	2,000	4,000	4,000
Amortization of transition obligation	290,000	223,000	580,000	446,000
	$1,659,000	$1,350,000	$3,318,000	$2,700,000

(6) Recent accounting pronouncements -

The FASB has issued Statement of Financial Accounting Standards Nos. 151, “Inventory Costs”; 152, “Accounting for Real Estate Time-Sharing Transactions”; 153, “Exchange of Nonmonetary Assets”; 154, “Accounting Changes and Error Corrections”; 155, “Accounting for Certain Hybrid Financial Instruments”; 156, “Accounting for Servicing of Financial Assets”; and Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as period charges and became effective in fiscal 2006. SFAS 152 requires that real estate time-sharing transactions be accounted for pursuant to the AICPA Statement of Position, “Accounting for Real Estate Time-Sharing Transactions” rather than SFAS 66 and SFAS 67 and became effective in fiscal 2006. SFAS No. 153 replaces the exception from fair value measurement for non-monetary exchanges of similar productive assets with an exception for exchanges that do not have commercial substance and became effective in fiscal 2006. SFAS 154 changes the accounting for and reporting of a change in accounting principle by generally requiring that they be retrospectively applied in prior period financial statements and becomes effective in fiscal 2007. SFAS 155 establishes the accounting for certain derivatives embedded in other financial instruments. SFAS 156 amends the accounting for separately recognized servicing assets and liabilities. Interpretation 47 clarified when certain asset retirement obligations should be recognized and became effective in fiscal 2006. The company does not believe that the adoption of SFAS 151, SFAS 152, SFAS 153, SFAS 154, SFAS 155, SFAS 156 and Interpretation 47 have had or will have a material effect on the company’s consolidated financial position, results of operations or cash flows.

(7) Other income -

Other income for the quarter ended March 31, 2006 included approximately $1.7 million of realized foreign exchange gains in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of the company and its subsidiaries.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

OVERVIEW

Net sales for the quarter ended March 31, 2006 were $366,151,000, up from $322,473,000 for the second quarter of fiscal 2005. Income before income taxes was $11,468,000 compared to $6,101,000 last year. Net income was $7,208,000 compared to $4,144,000 last year.

Operating results in the second quarter were significantly improved compared to the second quarter of 2005. Net sales and operating profits in the garage doors segment and in the specialty plastic films segments benefited from higher prices that recovered prior raw material cost increases.

The cost of resin decreased approximately 15% in the second quarter and continued to decline in April 2006. Through the end of April cumulative decreases since December, 2005 in North America approximate 25% of the sharp increases experienced from August to November 2005. During the second quarter, the lower resin costs favorably affected specialty plastic films’ operating income by approximately $1.5 million. It is uncertain whether the declines over the last several months will continue and whether the upcoming hurricane season will affect the price of natural gas and related by-products, such as resin. The specialty plastic films segment also experienced a return to normalized unit volume levels in North America from its largest customer.

Half way through fiscal 2006 we are optimistic about the specialty plastic films’ volume and margin improvements. As previously noted, volume with our largest customer in North America has returned to normal levels. Also, our ongoing sales development activities are yielding very encouraging results. Our strategy is to diversify and grow our films business with new products and new customers and into geographic regions with higher growth. During the quarter we successfully qualified our products and negotiated supply agreements with several important customers that will bring substantial volume into the business in 2006 and beyond. For example, our European sales volumes to new customers doubled from the first to second quarter of fiscal 2006. Also, with the start-up of our new production capacity in Brazil we are seeing increased volumes and sales of new products into this region. Year to date, our volume in Brazil is up 20% over the prior year.

Finally, in addition to our sales development success, growth should also be fostered by the introduction of new elastic films and laminates. These products will improve the fit, comfort and appeal of future baby diaper and adult incontinent products. Production capacity is being installed in North America to produce these products. Consequently, capacity expansion and sales growth in North America and Europe is expected over the next several years.

In the garage doors segment, coil and hardware steel costs were stable and somewhat lower compared to the corresponding period of the prior year. We do not anticipate unusual volatility in steel costs for the remainder of fiscal 2006. Higher selling prices in the quarter recovered the raw material cost increases that the segment experienced in the second quarter of fiscal 2005.

The electronic information and communication systems segment had substantial growth in sales and improved operating profit compared to last year. A significant factor in the increase is the revenue and profit in connection with fiscal 2006 subcontracts with Syracuse Research Corporation (SRC). To date, this segment has received SRC subcontracts in excess of $175 million. We previously noted that under the structure of the joint cooperation agreement with SRC, the segment’s total share of all production for SRC could exceed $150 million. The SRC program is somewhat unusual for the segment as it does not have a lengthy development phase, and will therefore have an immediate and significant effect on the segment’s operating results. We expect this segment’s revenue in the second six months of fiscal 2006 to approximate $250 million and anticipate that total segment revenue for the year will approximate $375 million.

RESULTS OF OPERATIONS

See Note 4 of Notes to Condensed Consolidated Financial Statements.

THREE MONTHS ENDED MARCH 31, 2006

Operating results (in thousands) by business segment were as follows for the three-month periods ended March 31:

	Net Sales		Segment Operating Profit
	2006	2005	2006	2005

Garage doors	$121,587	$110,174	$3,637	$749
Installation services	81,621	66,508	1,204	1,287
Specialty plastic films	95,869	94,533	8,910	6,220
Electronic information and communication systems	71,617	56,353	4,751	3,397
Intersegment revenues	(4,543)	(5,095)	--	--
	$366,151	$322,473	$18,502	$11,653

Garage Doors

Net sales of the garage doors segment increased by $11.4 million compared to last year. The sales growth was principally due to increased unit volume ($7.5 million) and selling price increases ($1.2 million) that recovered prior-period raw material cost increases. The remainder of the sales increase was primarily due to favorable product mix attributable to the continuing shift to premium doors.

Operating profit of the garage doors segment increased $2.9 million compared to last year. Gross margin percentage increased to 28.5% for the quarter compared to 25.3% last year due to the selling price increases and moderating raw material costs that positively affected gross margin and operating profit by $2 to $3 million. Increased unit volume contributed approximately $2 to $3 million to the gross margin and operating profit improvement. Selling, general and administrative expenses increased compared to last year principally due to higher marketing expenses to support the sales growth and increased distribution and freight costs. As a percentage of sales, selling, general and administrative expenses increased to 25.5% from 24.6% last year.

Installation Services

Net sales of the installation services segment increased by $15.1 million compared to last year. The higher sales primarily resulted from increased volume in the segment’s Las Vegas and Phoenix markets.

Operating profit of the installation services segment was approximately the same as in the prior year. Gross margin percentage decreased to 25.8% from 26.5% last year principally due to higher raw material costs attributable to sales of cabinet products and narrower margins due to competitive market conditions. Selling, general and administrative expenses increased compared to the prior year principally due to higher distribution expenses to support the sales growth. As a percentage of sales, selling, general and administrative expenses was 24.4% compared to 24.6% last year.

In the Phoenix market, we have achieved market share gains among National and Regional home builders. In Las Vegas, recent customer program changes and market share losses may result in operating result declines for the segment in future quarters unless we are successful in replacing the business through the development of new customers.

Specialty Plastic Films

Net sales of the specialty plastic films segment increased $1.3 million compared to last year. The increase was principally due to higher selling prices ($3 million) driven by prior period resin cost increases and increased unit volume ($2 million) partly offset by the effect ($3.2 million) of a stronger U.S. Dollar on translated foreign sales.

Operating profit of the specialty plastic films segment increased $2.7 million compared to last year. Gross margin percentage increased to 21.1% from 19.9% last year. The improved gross margin and operating profit reflected the effect ($1 million) of higher unit volume and the positive impact ($1 to $2 million) of moderating raw material costs. The negative effects on operating profit of start-up costs associated with new manufacturing capacity in Brazil and of a stronger U.S. Dollar on translated foreign operating results were substantially offset by realized foreign exchange gains. Selling, general and administrative expenses were relatively flat compared to last year and as a percentage of sales increased to 13.9% from 13.3% last year.

Electronic Information and Communication Systems

Net sales of the electronic information and communication systems segment increased $15.3 million compared to last year. The sales increase was principally attributable to the SRC subcontract ($11.4 million) and growth in radar programs.

Operating profit of the electronic information and communication systems segment increased $1.4 million principally due to the substantial revenue growth attributable to the SRC subcontract. Gross margin percentage decreased to 19.5% from 22.8% last year, principally due to lower margins on certain development programs and new awards. The effect of the lower gross margin percentage was offset by the sales increase. Selling, general and administrative expenses decreased slightly compared to last year but as a percentage of sales was 13.3% compared to 17.1% last year due to the sales increase.

Provision for income taxes
The provision for income taxes for the quarter ended March 31, 2005 was reduced to reflect a lower projected annual effective tax rate. The lower rate encompassed revised projections of the company’s domestic and foreign tax positions for fiscal 2005 as a result of the effects of the raw material price escalation and reassessments of other income tax matters.

SIX MONTHS ENDED MARCH 31, 2006

Operating results (in thousands) by business segment were as follows for the six-month periods ended March 31:

	Net Sales		Operating Profit
	2006	2005	2006	2005

Garage doors	$264,414	$245,881	$17,207	$11,398
Installation services	163,775	138,797	4,014	2,576
Specialty plastic films	182,042	185,865	7,274	14,818
Electronic information and communication systems	124,298	102,755	7,718	5,921
Intersegment revenues	(9,854)	(10,651)	--	--
	$724,675	$662,647	$36,213	$34,713

Garage Doors

Net sales of the garage doors segment increased by $18.5 million compared to last year. The sales growth was principally due to selling price increases ($7 million) that passed the effect of prior period raw material cost increases to customers and increased unit volume ($6 million). The remainder of the sales increase was primarily due to favorable product mix.

Operating profit of the garage doors segment increased $5.8 million compared to last year. Gross margin percentage in the first six months of fiscal 2006 increased to 30.1% compared to 27.6% for last year’s first half due to the effect of increased selling prices ($6 to $7 million), increased unit volumes ($1 to $2 million), improved product mix ($1 to $2 million) and raw material cost reductions that positively affected gross margin and operating profit by approximately $2 million. Selling, general and administrative expenses increased primarily due to higher marketing and distribution costs compared to last year and, as a percentage of sales, was 23.6% compared to 23.0% last year.

Installation Services

Net sales of the installation services segment increased by $25.0 million compared to last year. The higher sales resulted from increased first-half sales volume in the segment’s Las Vegas and Phoenix markets. Strong sales of flooring and cabinet products were driven by higher housing starts and increased market share in Phoenix and Las Vegas.

Operating profit of the installation services segment increased $1.4 million compared to last year. Gross margin was 26.3% in both 2006 and 2005. Selling, general and administrative expenses increased primarily due to higher distribution and selling costs to support the sales growth. Selling, general and administrative expenses as a percentage of sales was 23.9% compared to 24.6% last year due to the sales increase.

Specialty Plastic Films

Net sales of the specialty plastic films segment decreased $3.8 million compared to last year. The decrease was due to lower unit volume ($19 million) principally related to the diaper redesign process that primarily impacted first quarter unit volumes and the negative effect of a stronger U.S. Dollar on translated foreign sales ($6 million), partly offset by the net effect ($18 million) of sales to new customers and favorable product mix, and by higher selling prices ($3 million).

Operating profit of the specialty plastic films segment decreased $7.5 million compared to last year. Gross margin percentage decreased to 17.4% from 20.7% last year. The lower gross margin and operating profit reflected the effect (approximately $5 million) of lower unit volume and the negative impact ($2 to $3 million) of higher raw material costs. Selling, general and administrative expenses increased slightly as a percentage of sales to 14.0% from 13.2% last year.

Electronic Information and Communication Systems

Net sales of the electronic information and communication systems segment increased $21.5 million compared to last year. The sales increase was principally attributable to the SRC subcontract ($13 million) and growth in radar program awards.

Operating profit of the electronic information and communication systems segment increased $1.8 million compared to last year. Gross margin percentage decreased to 19.6% from 21.9% last year, principally due to lower margins on development programs and new awards. The effect of the lower gross margin percentage was offset by the sales increase. Selling, general and administrative expenses were flat compared to last year but as a percentage of sales was 13.7% compared to 16.5% last year due to the sales increase.

Provision for income taxes

The provision for income taxes for the six months ended March 31, 2005 was reduced to reflect a lower projected annual effective tax rate. The lower rate encompassed revised projections of the company’s domestic and foreign tax positions for fiscal 2005 as a result of the effects of the raw material price escalation and reassessments of other income tax matters.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated by operations for the six months ended March 31, 2006 was $8.5 million compared to $34.5 million last year and working capital was $276.7 million at March 31, 2006. Operating cash flows decreased compared to last year due primarily to increased inventory levels, higher contract-related receivables, the classification of tax benefits from stock option exercises as a financing activity in 2006, and reductions in current liabilities.

During the six months ended March 31, 2006 the company had capital expenditures of approximately $13.4 million. Capital expenditure activity should continue at levels consistent with prior years.

Financing cash flows included treasury stock purchases of $15.6 million to acquire approximately 641,000 shares of the company’s common stock and $60 million of debt refinancing. In December 2005, the company and a subsidiary entered into a new five-year senior secured multicurrency revolving credit facility in the amount of up to $150,000,000. Commitments under the credit agreement may be increased by $50,000,000 under certain circumstances upon request of the Company. Borrowings under the credit agreement bear interest at rates based upon LIBOR or the prime rate and are collateralized by stock of a subsidiary of the Company. The credit agreement replaced a loan agreement dating from October 2001 and refinanced $60 million of borrowings under such agreement. The proceeds of additional borrowings under the credit agreement are intended to be used for general corporate purposes, including share repurchases and acquisitions.

Approximately 1,800,000 additional shares are available for purchase pursuant to the company’s stock buyback program, and additional purchases under the plan or a 10b5 plan will be made, depending upon market conditions, at prices deemed appropriate by management.

Anticipated cash flows from operations, together with existing cash, bank lines of credit and lease line availability, should be adequate to finance presently anticipated working capital and capital expenditure requirements and to repay long-term debt as it matures.

CRITICAL ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

The company's significant accounting policies are set forth in Note 1 of Notes to Consolidated Financial Statements in the company's annual report to shareholders for the year ended September 30, 2005. A discussion of those policies that require management judgment and estimates and are most important in determining the company's operating results and financial condition are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2005 Annual Report.

The Financial Accounting Standards Board has issued a number of financial accounting standards, staff positions and emerging issues task force consensus. See Notes 3 and 6 of Notes to Condensed Consolidated Financial Statements for a discussion of these matters.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Management does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that is required to be disclosed.

ITEM 4 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the company’s disclosure controls and procedures were evaluated as of the end of the period covered by this report. Based on that evaluation, the company’s CEO and CFO concluded that the company’s disclosure controls and procedures were effective.

During the period covered by this report there were no changes in the company’s internal control over financial reporting which materially affected or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1	Legal Proceedings

None

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs at Month End (2)
January 1 - 31	145,000	$23.88	145,000	1,868,495
February 1 - 28	80,000	23.10	80,000	1,788,495
March 1 - 31	---	---	---	1,788,495
Total	225,000		225,000

(1) The company’s stock buyback program has been in effect since 1993, under which a total of approximately 16.8 million shares have been purchased for $224.6 million. The unused authorization is 1.8 million shares. There is no time limit on the repurchases to be made under the plan.

(2) In November 2005, the company announced that its Board of Directors approved the entry into a Rule 10b5-1 trading plan with a broker to facilitate the repurchase of its shares of common stock under its stock buyback program. During January and February 2006, the company purchased 195,000 shares under a Rule 10b5-1 plan. Such 10b5-1 plan terminated in February 2006 in accordance with its terms. Therefore, no additional shares may be purchased pursuant to that plan. However, under prior authorizations from the Board of Directors, management may enter into additional Rule 10b5-1 trading plans to facilitate stock repurchases without further announcement.

Item 3	Defaults upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Security Holders

(a) The Registrant held its Annual Meeting of Stockholders on February 3, 2006.
(b) Not applicable

(c)(i) Four directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2009. The names of these directors and votes cast in favor of their election and shares withheld are as follows:

Name	Votes For	Votes Withheld

Harvey R. Blau	24,853,859	1,900,068
Ronald J. Kramer	24,840,163	1,913,764
General Donald J. Kutyna	25,898,317	855,610
Lt. Gen. James W. Stansberry	24,849,343	1,904,584

 (ii) The company’s 2006 Equity Incentive Plan was approved at the Annual Meeting as follows:

Votes For	Votes Against	Shares Abstained	Broker Non-Votes
17,112,038	4,654,467	115,604	4,871,818

(iii) The company’s 2006 Performance Bonus Plan was approved at the Annual Meeting as follows:

Votes For	Votes Against	Shares Abstained	Broker Non-Votes
23,951,639	2,667,079	135,207	-

Item 5	Other Information
None

Item 6	Exhibits

Exhibit 10.1 - Griffon Corporation 2006 Equity Incentive Plan (incorporated by reference to Griffon Corporation’s current report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2006).

Exhibit 10.2 - Griffon Corporation 2006 Performance Bonus Plan (incorporated by reference to Griffon Corporation’s current report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2006).

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

Date: May 9, 2006