Form 10-Q
period 2006-06-30
GRIFFON CORP
filed 2006-08-09
CIK 50725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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
☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 29,728,656 shares of Common Stock as of August 2, 2006.

FORM 10-Q

CONTENTS
PAGE

PART I - FINANCIAL INFORMATION (Unaudited)

Item 1 - Financial Statements
Condensed Consolidated Balance Sheets at June 30, 2006
and September 30, 2005	1

Condensed Consolidated Statements of Operations for the Three
and Nine Months Ended June 30, 2006 and 2005	3

Condensed Consolidated Statements of Cash Flows for the
Nine Months ended June 30, 2006 and 2005	5

Notes to Condensed Consolidated Financial Statements	6

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations	12

Item 3 - Quantitative and Qualitative Disclosure about Market Risk	17

Item 4 - Controls & Procedures	17

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	18

Item 2 - Unregistered Sales of Equity Securities and
Use of Proceeds	18

Item 3 - Defaults upon Senior Securities	18

Item 4 - Submission of Matters to a Vote of Security Holders	18

Item 5 - Other Information	18

Item 6 - Exhibits	18

Signature	19

Part I - Financial Information
Item 1 - Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2006	September 30, 2005
		(Note 1)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$32,101,000	$60,663,000

Accounts receivable, less allowance for doubtful accounts	204,249,000	189,904,000

Contract costs and recognized income not yet billed	54,503,000	43,065,000

Inventories (Note 2)	174,560,000	148,350,000

Prepaid expenses and other current assets	45,609,000	41,227,000

Total current assets	511,022,000	483,209,000

PROPERTY, PLANT AND EQUIPMENT at cost, less accumulated depreciation and amortization of $211,349,000 at June 30, 2006 and $186,982,000 at September 30, 2005	221,805,000	216,900,000

OTHER ASSETS:
Goodwill	99,950,000	96,098,000
Intangible assets and other	58,059,000	55,220,000

	158,009,000	151,318,000
	$890,836,000	$851,427,000

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2006	September 30, 2005
		(Note 1)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:

Accounts and notes payable	$118,899,000	$99,159,000
Other current liabilities	97,270,000	110,884,000
Total current liabilities	216,169,000	210,043,000

LONG-TERM DEBT (Note 2)	199,441,000	196,540,000

OTHER LIABILITIES AND DEFERRED CREDITS	82,579,000	82,890,000

Total liabilities and deferred credits	498,189,000	489,473,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, par value $.25 per share, authorized 3,000,000 shares, no shares issued (Note 9)	---	---
Common stock, par value $.25 per share, authorized 85,000,000 shares, issued 41,187,759 shares at June 30, 2006 and 40,741,748 shares at September 30, 2005; 11,386,803 and 10,502,896 shares in treasury at June 30, 2006 and September 30, 2005, respectively	10,297,000	10,186,000

Other shareholders' equity	382,350,000	351,768,000

Total shareholders' equity	392,647,000	361,954,000

	$890,836,000	$851,427,000

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED JUNE 30,
	2006	2005

Net sales	$429,071,000	$350,904,000

Cost of sales	320,793,000	259,312,000

Gross profit	108,278,000	91,592,000

Selling, general and administrative expenses	80,341,000	73,586,000

Income from operations	27,937,000	18,006,000

Other income (expense):
Interest expense	(2,572,000)	(1,603,000)
Interest income	423,000	372,000
Other, net (Note 7)	1,155,000	3,156,000
	(994,000)	1,925,000

Income before income taxes	26,943,000	19,931,000

Provision for income taxes (Note 8)	7,580,000	5,655,000

Income before minority interest	19,363,000	14,276,000

Minority interest	---	(1,422,000)

Net income	$19,363,000	$12,854,000

Basic earnings per share of common stock (Note 3)	$.65	$.43

Diluted earnings per share of common stock (Note 3)	$.61	$.41

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	NINE MONTHS ENDED JUNE 30,
	2006	2005

Net sales	$1,153,746,000	$1,013,551,000

Cost of sales	866,046,000	756,347,000

Gross profit	287,700,000	257,204,000

Selling, general and administrative expenses	234,275,000	213,761,000

Income from operations	53,425,000	43,443,000

Other income (expense):
Interest expense	(7,715,000)	(5,768,000)
Interest income	1,331,000	1,527,000
Other, net (Note 7)	2,163,000	4,385,000
	(4,221,000)	144,000

Income before income taxes	49,204,000	43,587,000

Provision for income taxes (Note 8)	15,857,000	12,982,000

Income before minority interest	33,347,000	30,605,000

Minority interest	---	(4,415,000)

Net income	$33,347,000	$26,190,000

Basic earnings per share of common stock (Note 3)	$1.11	$.88

Diluted earnings per share of common stock (Note 3)	$1.06	$.84

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED JUNE 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$33,347,000	$26,190,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,778,000	23,789,000
Gain on sale of land and building	---	(3,744,000)
Minority interest	---	4,415,000
Provision for losses on accounts receivable	1,435,000	804,000
Change in assets and liabilities:
Increase in accounts receivable and contract costs and recognized income not yet billed	(25,981,000)	(1,984,000)
Increase in inventories	(24,771,000)	(1,545,000)
(Increase) decrease in prepaid expenses and other assets	(19,000)	482,000
Increase (decrease) in accounts payable, accrued liabilities and income taxes	8,394,000	(7,639,000)
Other changes, net	1,122,000	5,361,000

Total adjustments	(14,042,000)	19,939,000

Net cash provided by operating activities	19,305,000	46,129,000

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of property, plant and equipment	(22,408,000)	(31,994,000)
Proceeds from sale of land & building	---	6,931,000
Acquisition of minority interest in subsidiary	(1,304,000)	(3,883,000)
Acquired businesses	---	(9,577,000)
(Increase) decrease in equipment lease deposits	(5,353,000)	3,293,000
Net cash used in investing activities	(29,065,000)	(35,230,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Purchase of shares for treasury	(17,218,000)	(14,552,000)
Proceeds from borrowings under long-term debt arrangements	63,000,000	7,778,000
Payments of long-term debt	(68,455,000)	(20,853,000)
Increase (decrease) in short-term borrowings	(446,000)	276,000
Distributions to minority interest	(354,000)	(1,362,000)
Proceeds from the exercise of stock options	2,060,000	18,928,000
Tax benefit from exercise of stock options	2,386,000	---
Other, net	(363,000)	---
Net cash used in financing activities	(19,390,000)	(9,785,000)

Effect of exchange rates on cash and cash equivalents	588,000	(680,000)

NET INCREASE (DECREASE) CASH AND CASH EQUIVALENTS	(28,562,000)	434,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	60,663,000	88,047,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$32,101,000	$88,481,000

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation -

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three-month and nine-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006. The balance sheet at September 30, 2005 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and notes thereto included in the company's annual report to shareholders for the year ended September 30, 2005.

(2) Inventories and long-term debt -

     Inventories, stated at the lower of cost (first-in, first-out or average) or market, are comprised of the following:

	June 30,	September 30,
	2006	2005
Finished goods	$61,162,000	$52,908,000

Work in process	72,862,000	58,908,000

Raw materials and supplies	40,536,000	36,534,000

	$174,560,000	$148,350,000

In December 2005 the company and a subsidiary entered into a five-year senior secured multicurrency revolving credit facility in the amount of up to $150,000,000. Commitments under the credit agreement may be increased by $50,000,000 under certain circumstances upon request by the company. Borrowings under the credit agreement bear interest at rates based upon LIBOR or the prime rate and are collateralized by stock of a subsidiary of the company.

The credit agreement replaced a loan agreement dating from October 2001 and refinanced $60 million of borrowings under such agreement. The proceeds of additional borrowings under the credit agreement have been used for general corporate purposes.

(3) Earnings per share (EPS) and accounting for stock-based compensation -

Basic EPS is calculated by dividing income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with potentially dilutive securities. Holders of the company’s 4% convertible subordinated notes are entitled to convert their notes into the company’s common stock upon the occurrence of certain events described in Note 2 of Notes to Consolidated Financial Statements in the company’s annual report to shareholders for the year ended September 30, 2005. EPS for the three and nine-month periods ended June 30, 2006 and 2005, respectively, were determined using the following information:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Income available to common
stockholders	$19,363,000	$12,854,000	$33,347,000	$26,190,000
Weighted-average shares -
basic EPS	29,896,000	30,241,000	29,992,000	29,625,000
Incremental shares from stock
based compensation	1,328,000	1,169,000	1,284,000	1,626,000
Incremental shares from 4%
convertible notes	494,000	-	165,000	-
Weighted average
shares - diluted EPS	31,718,000	31,410,000	31,441,000	31,251,000

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

Operating results of future periods will be affected by compensation cost attributable to the fair value of unvested options at the date of SFAS 123R adoption (approximately $1,000,000 for unvested options outstanding as of June 30, 2006) and the fair value of subsequent option grants as determined pursuant to SFAS 123R. During the nine months ended June 30, 2006, the company awarded 127,500 stock options resulting in future stock based compensation expense of approximately $1,700,000 over four years. Fair value, which was estimated using the Black-Scholes option valuation model, and related compensation cost for stock options under SFAS 123R are based upon a number of estimates including the expected term of the option, risk-free interest rates for the expected term, expected dividend-yield of the underlying stock and the expected volatility in the price of the underlying stock. Fair value and related compensation cost estimates for stock options are also dependent on the number of options granted and the market price of the underlying stock at the date of grant.

Had compensation expense for options granted been determined based on the fair value at the date of grant in accordance with Statement No. 123, the company’s net income and earnings per share for the three and nine months ended June 30, 2005 would have been as follows:

	Three Months	Nine Months

Net income, as reported	$12,854,000	$26,190,000

Deduct total stock-based
employee compensation expense
determined under fair value
based method for all awards, net
of related tax effects	(1,135,000)	(3,510,000)

Pro forma net income	$11,719,000	$22,680,000
Earnings per share:

Basic - as reported	$.43	$.88
Basic - pro forma	$.39	$.77

Diluted - as reported	$.41	$.84
Diluted - pro forma	$.37	$.72

(4) Business segments and acquisitions -

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

Information on the company's business segments is as follows:

				Electronic
				Information
			Specialty	and
	Garage	Installation	Plastic	Communication
	Doors	Services	Films	Systems	Totals
Revenues from external customers -

Three months ended June 30, 2006	$133,982,000	$86,439,000	$97,246,000	$111,404,000	$429,071,000
June 30, 2005	132,222,000	77,071,000	90,607,000	51,004,000	350,904,000

Nine months ended June 30, 2006	$388,603,000	$250,153,000	$279,288,000	$235,702,000	$1,153,746,000
June 30, 2005	367,513,000	215,807,000	276,472,000	153,759,000	1,013,551,000

Intersegment revenues -

Three months ended June 30, 2006	$5,315,000	$15,000	$	---	$	---	$5,330,000
June 30, 2005	5,218,000	19,000		---		---	5,237,000

Nine months ended
June 30, 2006	$15,108,000	$76,000	$	---	$	---	$15,184,000
June 30, 2005	15,808,000	80,000		---		---	15,888,000

Segment profit -

Three months ended
June 30, 2006	$10,324,000	$2,203,000		$8,137,000		$12,670,000	$33,334,000
June 30, 2005	10,686,000	2,583,000		6,040,000		2,830,000	22,139,000

Nine months ended
June 30, 2006	$27,531,000	$6,217,000		$15,411,000		$20,388,000	$69,547,000
June 30, 2005	22,084,000	5,159,000		20,858,000		8,751,000	56,852,000

Following is a reconciliation of segment profit to amounts reported in the consolidated financial statements:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005

Profit for all segments	$33,334,000	$22,139,000	$69,547,000	$56,852,000
Unallocated amounts	(4,242,000)	(4,721,000)	(13,959,000)	(12,768,000)
Interest and other, net	(2,149,000)	2,513,000	(6,384,000)	(497,000)

Income before income taxes	$26,943,000	$19,931,000	$49,204,000	$43,587,000

Unallocated amounts include general corporate expenses not attributable to any reportable segment. Interest and other, net includes a $3.7 million gain on sale of land and building as of June 30, 2005 (see Note 7). Goodwill at June 30, 2006 includes $12.9 million attributable to the garage doors segment, $19.4 million attributable to the electronic information and communication systems segment and $67.6 million attributable to the specialty plastic films segment. During the quarter ended December 31, 2005 the ownership interest in the company’s subsidiary in Brazil was increased from 90% to 100%. This additional investment increased goodwill of the specialty plastic films segment by $1.1 million. The remainder of the change in goodwill was primarily due to specialty plastic films currency translation adjustments.

(5) Comprehensive income and defined benefit pension expense -

Comprehensive income, which consists of net income and foreign currency translation adjustments, was $28.5 million and $13.5 million for the three-month periods and $43.8 and $30.3 million for the nine-month periods ended June 30, 2006 and 2005, respectively.

Defined benefit pension expense was recognized as follow:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Service cost	$339,000	$392,000	$1,017,000	$1,176,000
Interest cost	864,000	753,000	2,592,000	2,259,000
Expected return on plan assets	(374,000)	(321,000)	(1,122,000)	(963,000)
Amortization of net actuarial loss	538,000	301,000	1,614,000	903,000
Amortization of prior service cost	2,000	2,000	6,000	6,000
Amortization of transition obligation	290,000	223,000	870,000	669,000
	$1,659,000	$1,350,000	$4,977,000	$4,050,000

(6) Recent accounting pronouncements -

The FASB has issued Statement of Financial Accounting Standards Nos. 151, “Inventory Costs”; 152, “Accounting for Real Estate Time-Sharing Transactions”; 153, “Exchange of Nonmonetary Assets”; 154, “Accounting Changes and Error Corrections”; 155, “Accounting for Certain Hybrid Financial Instruments”; 156, “Accounting for Servicing of Financial Assets”; Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”; and Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as period charges and became effective in fiscal 2006. SFAS 152 requires that real estate time-sharing transactions be accounted for pursuant to the AICPA Statement of Position, “Accounting for Real Estate Time-Sharing Transactions” rather than SFAS 66 and SFAS 67 and became effective in fiscal 2006. SFAS No. 153 replaces the exception from fair value measurement for non-monetary exchanges of similar productive assets with an exception for exchanges that do not have commercial substance and became effective in fiscal 2006. SFAS 154, which becomes effective in fiscal 2007, changes the accounting for and reporting of a change in accounting principle by generally requiring that they be retrospectively applied in prior period financial statements. SFAS 155 establishes the accounting for certain derivatives embedded in other financial instruments. SFAS 156 amends the accounting for separately recognized servicing assets and liabilities. Interpretation 47 clarified when certain asset retirement obligations should be recognized and became effective in fiscal 2006. Interpretation 48, which becomes effective in fiscal 2008, clarifies the accounting for uncertainty in income taxes recognized in the financial statements. The company does not believe that the adoption of SFAS 151, SFAS 152, SFAS 153, SFAS 154, SFAS 155, SFAS 156 and Interpretation 47 have had or will have a material effect on the company’s consolidated financial position, results of operations or cash flows. The company is currently assessing what the effects of Interpretation 48 will be on the financial statements.

(7) Other income -

Other income included approximately $642,000 and ($576,000) of realized foreign exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of the company and its subsidiaries for the quarters ended June 30, 2006 and 2005, respectively. For the nine months ended June 30, 2006 and 2005, respectively, $1.1 million and $44,000 were recorded as foreign exchange gains. For the three and nine months ended June 30, 2005, other income included a gain of $3.7 million on the sale of land and building.

(8) Provisions for income taxes -

The provision for income taxes for the three and nine month periods ended June 30, 2006 was favorably impacted by the reversal of approximately $1.4 million of estimated income tax liabilities in connection with closed tax years.

(9) Shareholder rights plan -

    As described in Note 3 of Notes to Consolidated Financial Statements in the company's annual report to shareholders for the year ended September 30, 2005, the company had a shareholder rights plan that provided for one right to be attached to each share of the company's common stock.  The plan expired according to its terms on May 9, 2006, and was not renewed or replaced.

ITEM 2 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

OVERVIEW

Net sales for the quarter ended June 30, 2006 were $429,071,000, up from $350,904,000 for the third quarter of fiscal 2005. Income before income taxes was $26,943,000 compared to $19,931,000 last year. Net income was $19,363,000 compared to $12,854,000 last year.

Operating results in the third quarter were significantly improved compared to the third quarter of 2005. The increase was principally driven by the electronic information and communication systems segment. This segment achieved record operating results due to the previously discussed program with Syracuse Research Corporation. Operating profits in the garage doors segment and in the installation services segment were substantially the same as last year.

As previously noted, volume with specialty plastic films’ largest customer in North America has returned to normal levels. Also, the segment’s ongoing sales development activities continue to yield very encouraging results. In the quarter volume was up about 5% versus the prior year. The bulk of that growth came in North America and European hygiene products through successful business development efforts focused on introducing new products for new customers. The outlook is positive for continued volume expansion in this area. Specialty plastic films’ operating results also reflected relocation and start-up costs in connection with our new production capacity in Brazil.

The bulk of specialty plastic films’ products are custom engineered to meet each customer’s unique requirements. As new customers and products come on board, the segment experiences a start-up period that negatively impacts output and material yields as it ramps-up to commercial volumes. These factors add cost and are particularly significant in the current climate of high resin prices. We expect them to continue to impact margins in the near term as a result of the segment’s ongoing business development efforts.

Finally, in addition to our sales development success, growth should also be fostered by the introduction of new elastic films and laminates. These products will improve the fit, comfort and appeal of future baby diaper and adult incontinent products. It is expected that the segment will begin shipping commercial quantities of these new products in the fourth quarter of 2006.

The cost of resin declined through most of the third quarter but spiked in June 2006. During the third quarter, resin costs negatively affected specialty plastic films’ operating income by approximately $1.0 million and additional resin cost increases are anticipated in the coming months.

During the third quarter steel prices in the garage door segment remained fairly level although the segment did experience selective price increases in certain types of steel. Generally, the steel market that supplies our operations is tightening. Accordingly, this segment is presently experiencing significant cost increases and has announced selling price increases in the fourth quarter to recover these costs.

The electronic information and communication systems segment had substantial growth in sales and improved operating profit compared to last year. The major factor in the increase is the revenue and profit in connection with fiscal 2006 subcontracts with Syracuse Research Corporation (SRC). To date, this segment has received SRC subcontracts in excess of $195 million. The SRC program is somewhat unusual for the segment as it does not have a lengthy development phase, and therefore had an immediate and significant effect on the segment’s operating results. We expect that by year end approximately 70% of the contract will be complete and that the remainder will be completed by the second quarter of fiscal 2007. New orders and contract awards were also steady for Telephonics’ other programs. The segments backlog at June 30, 2006 is at an all-time high of $390 million. The MH60-R program continues to ramp up as anticipated and is the primary reason for the increase in backlog.

RESULTS OF OPERATIONS

See Note 4 of Notes to Condensed Consolidated Financial Statements.

THREE MONTHS ENDED JUNE 30, 2006

Operating results (in thousands) by business segment were as follows for the three-month periods ended June 30:
			Segment
	Net Sales		Operating Profit
	2006	2005	2006	2005

Garage doors	$139,297	$137,440	$10,324	$10,686
Installation services	86,454	77,090	2,203	2,583
Specialty plastic films	97,246	90,607	8,137	6,040
Electronic information
and communication systems	111,404	51,004	12,670	2,830
Intersegment revenues	(5,330)	(5,237)	-	-
	$429,071	$350,904	$33,334	$22,139

Garage Doors

Net sales of the garage doors segment increased by $1.9 million compared to last year. The sales growth was principally due to favorable product mix ($2.9 million) driven by a shift to premium doors. This revenue growth was partially offset by lower unit volume ($.8 million).

Operating profit of the garage doors segment was approximately the same as last year. Gross margin percentage increased to 30.8% for the quarter compared to 29.5% last year due to the product mix shift and moderating raw material costs that positively affected gross margin and operating profit by approximately $2.3 million. Selling, general and administrative expenses increased $2.8 million compared to last year principally due to higher distribution, freight, marketing and advertising expenses. As a percentage of sales, selling, general and administrative expenses increased to 23.5% from 21.7% last year.

Installation Services

Net sales of the installation services segment increased by $9.4 million compared to last year. The higher sales primarily resulted from continued higher volume in the segment’s Las Vegas and Phoenix markets. Although several national builders have recently experienced and forecasted continuing weakening sales of new residential housing, we have not yet seen the impact of this slowdown on this segment. However, we do expect lower sales for this segment in 2007 attributable to the weaker housing markets and to the loss of key accounts in Las Vegas due to increased competition. The combination of lower sales and margin pressure is expected to result in lower earnings for the segment in fiscal 2007. Management is evaluating several cost reduction initiatives to offset the expected profit decline as well as new sales initiatives. In addition the segment’s management team has been strengthened by the addition of several industry veterans. New general managers have been added in the Phoenix and Las Vegas locations and the co-founder of the company’s Las Vegas and Phoenix flooring and cabinet business, has rejoined the company.

Operating profit of the installation services segment was approximately the same as in the prior year. Gross margin percentage decreased to 26.6% from 26.8% last year principally due to higher raw material costs attributable to sales of cabinet and flooring products and narrower margins due to competitive market conditions. Selling, general and administrative expenses increased commensurate with the sales growth and, as a percentage of sales, was 24.1% compared to 23.5% last year.

Specialty Plastic Films

Net sales of the specialty plastic films segment increased $6.6 million compared to last year. The increase was principally due to higher selling prices ($2 million) driven by prior period resin cost increases, increased unit volume ($1 million), the effect ($1.1 million) of a weaker U.S. Dollar on translated foreign sales and non-recurring revenue ($2.4 million) associated with the segment’s product development efforts.

Operating profit of the specialty plastic films segment increased $2.1 million compared to last year. Gross margin percentage increased to 20.6% from 20.4% last year. The positive effect ($1 million) of higher unit volume on gross margin and operating profit was offset by the negative impact ($1 million) of higher raw material costs. The negative effects on operating profit of relocation and start-up costs associated with new manufacturing capacity in Brazil were offset by the revenue growth and realized foreign exchange gains. Selling, general and administrative expenses were relatively flat compared to last year and as a percentage of sales decreased to 13.1% from 13.3% last year.

Electronic Information and Communication Systems

Net sales of the electronic information and communication systems segment increased $60.4 million compared to last year. The sales increase was primarily attributable to the SRC subcontract.

Operating profit of the electronic information and communication systems segment increased $9.8 million principally due to the substantial revenue growth attributable to the SRC subcontract. Gross margin percentage decreased to 19.9% from 22.8% last year, principally due to the SRC sub-contract and other development programs and new awards. The effect of the lower gross margin percentage was offset by the sales increase. Selling, general and administrative expenses increased slightly compared to last year but as a percentage of sales was 8.7% compared to 17.3% last year due to the sales increase.

Provision for income taxes
The provision for income taxes for the quarter ended June 30, 2006 was favorably impacted by the reversal of approximately $1.4 million of estimated income tax liabilities in connection with closed tax years.

NINE MONTHS ENDED JUNE 30, 2006

Operating results (in thousands) by business segment were as follows for the nine-month periods ended June 30:

	Net Sales		Operating Profit
	2006	2005	2006	2005

Garage doors	$403,711	$383,321	$27,531	$22,084
Installation services	250,229	215,887	6,217	5,159
Specialty plastic films	279,288	276,472	15,411	20,858
Electronic information
and communication systems	235,702	153,759	20,388	8,751
Intersegment revenues	(15,184)	(15,888)	-	-
	$1,153,746	$1,013,551	$69,547	$56,852

Garage Doors

Net sales of the garage doors segment increased by $20.4 million compared to last year. The sales growth was principally due to selling price increases ($7 million) that passed the effect of prior period raw material cost increases to customers, favorable product mix ($7 million) and increased unit volume ($5 million).

Operating profit of the garage doors segment increased $5.4 million compared to last year. Gross margin percentage in the nine months increased to 30.4% compared to 28.3% for last year due to the effect of increased selling prices ($6 to $7 million), increased unit volume ($1 million), improved product mix ($2 to $3 million) and raw material cost reductions that positively affected gross margin and operating profit by approximately $3 million. Selling, general and administrative expenses increased primarily due to higher marketing and distribution costs compared to last year and, as a percentage of sales, was 23.6% compared to 22.5% last year.

Installation Services

Net sales of the installation services segment increased by $34.3 million compared to last year. The higher sales resulted from continued higher volume in the segment’s Las Vegas and Phoenix markets. Strong sales of flooring and cabinet products were driven by higher housing starts in those markets.

Operating profit of the installation services segment increased $1.1 million compared to last year. Gross margin was 26.4% in 2006 compared to 26.5% in 2005. Selling, general and administrative expenses increased primarily due to higher distribution and selling costs to support the sales growth. As a percentage of sales, selling, general and administrative expenses was 24.0% compared to 24.2% last year due to the sales increase.

Specialty Plastic Films

Net sales of the specialty plastic films segment increased $2.8 million compared to last year. The increase was primarily due to the net effect ($27 million) of sales to new customers and favorable product mix and the effect of higher selling prices ($5 million) driven by resin cost increases, partly offset by lower unit volume ($23 million) principally related to the diaper redesign process that primarily impacted first quarter unit volumes and the negative effect ($5 million) of a stronger U.S. Dollar for most of the nine-months on translated foreign sales.

Operating profit of the specialty plastic films segment decreased $5.4 million compared to last year. Gross margin percentage decreased to 18.5% from 20.6% last year. The lower gross margin and operating profit reflected the effect (approximately $4 million) of lower unit volume and the negative impact ($3 million) of higher raw material costs. Selling, general and administrative expenses increased slightly, and as a percentage of sales was 13.7% compared to 13.2% last year.

Electronic Information and Communication Systems

Net sales of the electronic information and communication systems segment increased $81.9 million compared to last year. The sales increase was principally attributable to the SRC subcontract and growth in radar program awards.

Operating profit of the electronic information and communication systems segment increased $11.6 million compared to last year. Gross margin percentage decreased to 19.7% from 22.2% last year, principally due to lower margins on the SRC sub-contract and other development programs and new awards. The effect of the lower gross margin percentage was offset by the sales increase. Selling, general and administrative expenses increased slightly compared to last year but as a percentage of sales was 11.3% compared to 16.8% last year due to the sales increase.

Provision for income taxes

The provision for income taxes for the nine-months ended June 30, 2006 was favorably impacted by the reversal of approximately $1.4 million of estimated income tax liabilities in connection with closed tax years.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated by operations for the nine-months ended June 30, 2006 was $19.3 million compared to $46.1 million last year and working capital was $294.8 million at June 30, 2006. Operating cash flows decreased compared to last year due primarily to increased inventory levels, higher contract-related receivables and the classification of tax benefits from stock option exercises as a financing activity in 2006, partly offset by increases in current liabilities.

During the nine-months ended June 30, 2006 the company had capital expenditures of approximately $22.4 million. Subsequent to June 30, 2006 the garage door segment acquired a manufacturing facility in Troy, Ohio. The cost of the facility and planned improvements are expected to approximate $15 million. The facility will be used to expand existing manufacturing capabilities and to add new manufacturing processes and products to the segment’s garage door line. Capital expenditure activity for the remainder of the year should continue at levels consistent with prior years.

Financing cash flows included treasury stock purchases of $17.2 million to acquire approximately 703,000 shares of the company’s common stock and $60 million of debt refinancing. In December 2005, the company and a subsidiary entered into a new five-year senior secured multicurrency revolving credit facility in the amount of up to $150,000,000. Commitments under the credit agreement may be increased by $50,000,000 under certain circumstances upon request of the Company. Borrowings under the credit agreement bear interest at rates based upon LIBOR or the prime rate and are collateralized by stock of a subsidiary of the Company. The credit agreement replaced a loan agreement dating from October 2001 and refinanced $60 million of borrowings under such agreement. The proceeds of additional borrowings under the credit agreement have been used for general corporate purposes.

Approximately 1,700,000 shares of common stock are available for purchase pursuant to the company’s stock buyback program, and additional purchases under the plan or a 10b5 plan will be made, depending upon market conditions, at prices deemed appropriate by management.

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

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in this report, including without limitation statements regarding the company's financial position, business strategy, and the plans and objectives of the company's management for future operations, are forward-looking statements. When used in this report, words such as “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as they relate to the company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the company's management, as well as assumptions made by and information currently available to the company's management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including, but not limited to, business and economic conditions, results of integrating acquired businesses into existing operations, competitive factors and pricing pressures for resin and steel, capacity and supply constraints. Such statements reflect the views of the company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the company. Readers are cautioned not to place undue reliance on these forward-looking statements. The company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

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

PART II - OTHER INFORMATION
Item 1	Legal Proceedings

None

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs at Month End (2)
April 1 - 30	-	-	-	1,788,495
May 1 - 31	44,616	27.43	35,000	1,753,495
June 1 - 30	27,500	25.11	27,500	1,725,995
Total	72,116		62,500

(1) The company’s stock buyback program has been in effect since 1993, under which a total of approximately 16.8 million shares have been purchased for $226.2 million. The unused authorization is 1.7 million shares. There is no time limit on the repurchases to be made under the plan.

(2) In November 2005, the company announced that its Board of Directors approved the entry into a Rule 10b5-1 trading plan with a broker to facilitate the repurchase of its shares of common stock under its stock buyback program. During June 2006, the company purchased 22,500 shares under a Rule 10b5-1 plan. Such 10b5-1 plan terminates in August 2006 in accordance with its terms. Therefore, no additional shares may be purchased pursuant to that plan. However, under prior authorizations from the Board of Directors, management may enter into additional Rule 10b5-1 trading plans to facilitate stock repurchases without further announcement.

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
By/s/Eric Edelstein
Eric Edelstein
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date: August 9, 2006