Form 10-K
period 2006-09-30
GRIFFON CORP
filed 2006-12-14
CIK 50725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission File No. 1-06620

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐   No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of March 31, 2006 approximately $713,000,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of December 8, 2006—29,824,789.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III—(Items 10, 11, 12, 13 and 14). Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

PART I

Item 1.   Business

The Company

Griffon Corporation (“Griffon” or the “Company”) is a diversified manufacturing company with operations in four business segments: Garage Doors; Installation Services; Specialty Plastic Films; and Electronic Information and Communication Systems. The company’s Garage Doors segment designs, manufactures and sells garage doors for use in the residential housing and commercial building markets. The Installation Services segment sells, installs and services garage doors, garage door openers, manufactured fireplaces, floor coverings, cabinetry and a range of related building products primarily for the new residential housing market. The company’s Specialty Plastic Films segment develops, produces and sells plastic films and film laminates for use in infant diapers, adult incontinence products, feminine hygiene products and disposable surgical and patient care products. The company’s Electronic Information and Communication Systems segment designs, manufactures, sells and provides logistical support for communications, radar, information, command and control systems and large-scale integrated circuits for defense and commercial markets.

The company relies upon both internal growth and strategic investments to develop its business. Over the past five years, the company has invested significant amounts to support growth. Equipment and plant expenditures in fiscal 2006 aggregated $42 million, approximately $22 million of which were for expansion of the Garage Doors’ segment manufacturing capacity and $11 million was for Specialty Plastic Films. Over the past several years, the company constructed a manufacturing facility near São Paulo, Brazil to expand its South American specialty plastic film operations. That facility began operations in 2006. The company has also made strategic investments in each of its business segments to enhance its market position and expand into new markets, including:

•       In 2005, the Specialty Plastics Films segment acquired for $82 million the minority interest in its largest European operation and increased its investment in its Brazilian operation.

•       In 2005, the Electronic Information and Communication Systems segment acquired the Systems Engineering Group in Maryland to expand its capabilities for radar systems analysis, radar systems engineering and tactical missile defense studies and analysis. In addition, the segment also acquired its short range radio product line from SAAB.

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

According to industry sources, the residential and commercial sectional garage door market for 2005 was estimated to be $2.2 billion. Over the past decade there have been several key trends driving the garage door industry, including the shift from wood to steel doors and the growth of the home center channel of distribution. The company estimates that over 90% of the total garage door market today is steel doors. Superior strength, reduced weight and low maintenance have favored the steel door. Other product innovations during this period include insulated double-sided steel doors, new springing systems, sophisticated window options, and residential garage doors with improved safety features.

Products and Services

The company manufactures a broad line of residential sectional garage doors with a variety of options at varying prices. The company offers garage doors made primarily from several materials, including steel and wood. The company also sells related products such as garage door openers manufactured by third parties.

The company also markets commercial sectional doors. Commercial sectional doors are similar to residential garage doors, but are designed to meet more demanding performance specifications.

Sales by Garage Doors have provided approximately 32% of the company’s consolidated revenue in 2006, 37% in 2005 and 33% in 2004.

Sales and Marketing

The company distributes its building products through a wide range of distribution channels including installing dealers, retailers and wholesalers. The company owns and operates a national network of 48 distribution centers. The company’s building products are sold to approximately 2,000 independent professional installing dealers and to major home center retail chains, including The Home Depot, Inc., Menards, Inc. and Lowe’s Companies, Inc. The company maintains strong relationships with its installing dealers and believes it is the largest supplier of residential garage doors to the retail and professional installing channels.

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

The company is the principal supplier of residential garage doors throughout the United States and Canada to The Home Depot, Inc., with Clopay® brand doors being sold exclusively to this customer in the retail channel of distribution. Sales of the Clopay® brand outside the retail channel of distribution are not restricted. The segment’s largest customers are The Home Depot, Inc. and Menards, Inc. The loss of either of these customers would have a material adverse effect on the company’s business. The company distributes its garage doors directly to customers from its manufacturing facilities and through its network of 48 company-owned distribution centers located throughout the United States and in Canada. These distribution centers allow the company to maintain an inventory of garage doors near installing dealers and provide quick-ship service to retail and professional dealer customers.

Manufacturing and Raw Materials

The company currently operates five garage door manufacturing facilities, having added an additional facility in Troy, Ohio in 2006. A key aspect of Garage Doors’ research and development efforts has been the ability to continually improve and streamline its manufacturing processes. The company’s engineering and technological expertise, combined with its capital investment in equipment, generally has enabled the company to efficiently manufacture products in large volume and meet changing customer needs. The company’s facilities use proprietary manufacturing processes to produce the majority of its products. Certain of the company’s equipment and machinery are internally modified to achieve its manufacturing objectives. These manufacturing facilities produce a broad line of high quality garage doors for distribution to professional installer, retail and wholesale channels.

The principal raw material used in the company’s manufacturing operations is galvanized steel, the price of which increased significantly during 2005, was relatively stable during fiscal 2006 and began to trend upwards toward the end of 2006. The company also utilizes certain hardware components as well as wood and insulated foam. All of these raw materials are generally available from a number of sources.

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

Installation Services

The company has developed a substantial network of specialty building products installation and service operations. Its network of locations cover many of the key new single family home markets in the United States and offer a variety of building products and services to the residential construction and remodeling industries. The segment employs approximately 1,400 employees.

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

Installation Services has targeted geographic markets that have a sizeable population or significant growth demographics. The markets served account for approximately 17% of all new residential housing permits in the United States. Installation Services’ multiple product offering is primarily targeted at new construction, wherein products are generally consumed at approximately the same time in the construction process. Products offered can be selected and upgraded by the end-customer in the company’s design centers. The company believes that its multi-product offering provides strategic marketing advantages over traditional, single product competitors, and provides the company with operational efficiencies. The company seeks to increase the cross-selling of its multiple products to its existing customers. Additionally, the company plans further growth through the introduction of additional installed building products. The replacement and remodeling markets are additional markets for the company’s products and professional installation services.

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

Sales by Installation Services have provided approximately 21% of the company’s consolidated revenue in both 2006 and 2005 and 22% in 2004.

Competition

The installation services industry remains fragmented, consisting primarily of smaller, single-market companies which have limited financial resources. However, the company has recently observed the emergence of several multi-market competitors in various regions. The company competes on the basis of service, price and product line diversity.

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

The segment of the specialty plastic films industry in which Clopay participates has been affected by several key trends over the past five years. These trends include the increased use of disposable products in developing countries and favorable demographics, including increasing immigration, in the major global economies. Other trends representing significant opportunities for manufacturers include the continued demand for new advanced products such as cloth-like, breathable, laminated, and printed products and the need of major customers for global supply partners. Notwithstanding the positive trends affecting the industry, design changes by Procter & Gamble for its infant diaper products have resulted in a change in products produced by the company from laminates to narrower and thinner gauged printed film. As a result, the volume of film products sold by the segment for this customer has declined. The company believes that its business development activities targeting major multinational and regional producers of hygiene, healthcare and related products and its investments in its technology development capability and capacity increases will lead to additional sales of new and related products, minimizing the impact of this reduction.

Products

Specialty Plastic Films manufactures a wide variety of embossed and printed specialty films and laminates for the hygienic, healthcare and other markets. Specialty Plastic Films’ products are used as moisture barriers for disposable infant diapers, adult incontinence and feminine hygiene products and as protective barriers in surgical and industrial gowns and drapes, equipment covers, flexible packaging, house wrap and other products. A specialty plastic film is a thin-gauge film (typically 0.0005” to 0.003”) that is manufactured from polymer resins and engineered to provide certain performance characteristics. A laminate is the combination of a plastic film and a non-woven fabric. These products are produced using both cast and blown extrusion and laminating processes. High speed, multi-color custom printing of films and customized embossing patterns further differentiate the products. The company’s specialty plastic film products typically provide a unique combination of performance characteristics that meet specific, proprietary customer needs. Examples of such characteristics include strength, breathability, barrier properties, elastic properties, processibility and aesthetic appeal.

Sales by Specialty Plastic Films have provided approximately 23% of the company’s consolidated revenue in 2006, 26% in 2005 and 30% in 2004.

Sales and Marketing

The segment sells its products primarily in the United States and Europe with sales also in Canada, Central and South America and Asia Pacific. The segment primarily utilizes an internal direct sales force, organized by customer accounts. Senior management actively participates by developing and maintaining close contacts with customers.

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

The company’s research and development efforts have resulted in many inventions covering embossing patterns, improved processing methods, product formulations, product applications and other proprietary technology. Products developed by the company include microporous breathable films and cost-effective cloth-like films and laminates. Microporous breathability provides for moisture vapor transmission and airflow while maintaining barrier properties resulting in improved comfort and skin care. Cloth-like films and laminates provide consumers preferred aesthetics such as softness and visual appeal. The company recently began commercialization of patented elastic laminates for its baby diaper products. The company holds a number of patents for its current specialty film and laminate products and related manufacturing processes. The company believes its patents are a less significant factor in its success than its proprietary know-how and the knowledge, ability and experience of its employees.

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

In June 2002, the company acquired 60% ownership in Isofilme Ltda., a manufacturer of plastic hygienic and specialty films located in Sao Paulo, Brazil which operates under the name Clopay do Brasil. In October 2004, the company acquired an additional 30% of Isofilme. In October 2005, the company purchased the remaining 10% interest. In 2005 and 2006, the company constructed and relocated to a new facility near São Paulo. The installation of new manufacturing capacity and capabilities was completed in conjunction with the move. Clopay do Brasil provides a platform to broaden participation in South American markets and strengthen the company’s position as a global supplier.

Manufacturing and Raw Materials

The company manufactures its specialty plastic film and laminate products on high-speed equipment designed to meet stringent tolerances. The manufacturing process consists of melting a mixture of polymer resins (primarily polyethylene) and additives, and forcing this mixture through a computer controlled die and rollers to produce embossed films. In addition, the lamination process involves extruding the melted plastic films directly onto a non-woven fabric and bonding these materials to form a laminate. The company also manufactures multi-color printed films and laminates. Through statistical process control methods, company personnel monitor and control the entire production process.

This segment launched a significant capital expansion program in fiscal 2003 to support new opportunities with its major customers and to increase capacity throughout its operations. The product initiative involving the production of high-quality, multi-color printing of films and laminates for the baby diaper market in North America and Europe is complete. The segment’s most advanced production line went onstream in 2005, and a new line in Brazil commenced production in 2006. In 2005 and 2006 the segment installed North American and European capacity for the production of the latest technology in elastomeric materials for its key customers. Capital spending for Specialty Plastic Films was approximately $27 million in fiscal 2005 and $11 million in fiscal 2006. It is anticipated that spending in fiscal 2007 will approach 2006 levels.

Plastic resins, such as polyethylene and polypropylene, and non-woven fabrics are the basic raw materials used in the manufacture of substantially all of Specialty Plastic Films’ products, the price of which has increased dramatically since early 2002. The near-term outlook is for stabilization of resin prices. The company currently purchases its plastic resins in pellet form from several suppliers. The purchases are made under supply agreements that do not specify fixed pricing terms. The company’s sources for raw materials are believed to be adequate for its current and anticipated needs.

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

Electronic Information and Communication Systems

The company, through its wholly-owned subsidiary, Telephonics Corporation, specializes in advanced electronic information and communication systems for defense, aerospace, civil, industrial, and commercial applications domestically and in certain international markets. The company designs, manufactures, sells, and provides logistical support for aircraft communication systems, radar, air traffic management, information and command and control systems, identification friend or foe (“IFF”) equipment, transportation communication systems and custom, mixed-signal, application specific integrated circuits. The company is a leading supplier of airborne maritime surveillance radar and aircraft intercommunication management systems, the segment’s two largest product lines. In addition to its traditional defense products used predominantly by the United States Government, in recent years the company has adapted its core technologies to products used in international markets and has expanded its presence in both non-defense government and commercial markets. In fiscal 2006, approximately 73% of the segment’s sales were to the United States defense industry, 24% to international customers and 3% to commercial customers. The segment employs approximately 1,200 employees.

The United States defense electronics procurement budget is expected to grow along with the overall defense budget. Growth in this budget area reflects the trend in recent years for the United States’ Department of Defense to opt for the installation of new electronic systems and equipment in existing aircraft rather than develop new weapons systems. Conflicts involving the country’s military have also tended in recent years to require deployment and significant coordination between air, sea and ground forces, often in distant parts of the world, underscoring the evolution and growing importance of electronic systems that provide surveillance, tracking, communication and command and control. The company believes that Telephonics’ advanced systems and sub-systems are well positioned to address the needs of an electronic battlefield with emphasis on the generation and dissemination of timely data for use by highly mobile ground, air and naval forces. The company anticipates that the need for such systems will also increase in connection with the increasingly active role that the military is playing in the war on terrorism, both at home and abroad.

Programs and Products

The table below lists some of the major programs the company currently participates in:

Customer	Program	Product
The Boeing Company	U.S. Air Force C-17A Cargo Transport U.S. Air Force C-130 Hercules Air Transport Airborne Warning and Control System (AWACS) U.S. Navy F/A-18/E/F Fighter/Attack Aircraft	Intercommunications Management Systems
	AWACS	Identification Friend or Foe System
General Dynamics, Canada	Maritime Helicopter Project	Maritime Surveillance Radar
BAE Systems	U.K. NIMROD Royal Maritime Patrol Aircraft	Intercommunications Systems Integration
Northrop Grumman	Joint-STARS Surveillance Aircraft	Intercommunications Management Systems
	U.S. Coast Guard HU-25 Aircraft	Maritime Surveillance Radar
Lockheed Martin Corporation	U.S. Navy MH-60S/MH-60R Helicopters U.S. Navy P-3 Aircraft	Intercommunications Management Systems
	U.S. Navy MH-60R Helicopter U.S. Coast Guard—CN 235 Maritime Patrol Aircraft	Maritime Surveillance Radar and Identification Friend or Foe System
MacDonald Dettwiler	Canadian Forces’ CP-140 Aurora Aircraft Modernization Program	Maritime Surveillance Radar and Identification Friend or Foe System
Sikorsky Aircraft Company	S-70B Maritime Surveillance Helicopter	Maritime Surveillance Radar
	UH-60M Blackhawk Helicopter Upgrade Program	Management Systems
Syracuse Research Corporation	U.S. Army Warlock Duke	Counter IED Devices

The company, under a contract with Syracuse Research Corporation manufactures counter IED devices to support the Warlock Duke program. The program entailed the achievement of high rate production, in an accelerated timetable, of equipment designed to defeat the roadside bomb threats that our armed forces face throughout the world.

The company specializes in communication systems and products and is a leading manufacturer of aircraft intercommunication systems with products in digital and analog communication management, digital audio distribution and control, and communication systems integration. Additionally, the company also manufactures a variety of wireless products for use in ground and airborne operations. The company’s communication products are on platforms such as the U.S. Navy’s MH-60R multi-mission and MH-60S utility helicopters, the United Kingdom’s NIMROD surveillance aircraft, the U.S. Air Force C-17A cargo transport, the U.S. Air Force’s Joint Surveillance and Target Acquisition Radar System (Joint-STARS) aircraft, and AWACS aircraft.

The company’s command and control systems include airborne maritime surveillance radar, ground surveillance radar, weather and search radar systems, air traffic management systems and tactical instrument landing systems. The company provides expertise and equipment for detecting and tracking targets in a maritime environment and flight path management systems for air traffic control applications. Its maritime radar systems, which are used in more than 20 countries, are fitted aboard helicopters, fixed-wing aircraft, and aerostats for use at sea. The company’s radar products will be utilized on the U.S. Coast Guard’s helicopters, fixed wing aircraft and unmanned aerial vehicles for its Deepwater upgrade program. The company also increased its market penetration through an award to develop, manufacture and deliver radar with imaging in both maritime and overland environments for the Canadian Forces’ CP-140 Aurora aircraft program. The company’s electronic systems include IFF systems used by the U.S. Air Force and NATO on the AWACS aircraft and for the U.S. Navy’s Multi-Mission Maritime Aircraft Contract.

Telephonics is generally a first tier supplier to prime contractors in the defense industry such as Boeing, Lockheed Martin, Northrop Grumman and Sikorsky Aircraft. With the significant contraction and consolidation that has occurred in the U.S. and international defense industry, major prime contractors worldwide are relying on smaller, key suppliers to provide advances in technology and greater efficiencies to reduce the cost of major systems and platforms. The company believes that this situation creates an opportunity for established, first tier suppliers to capitalize on existing relationships with major prime contractors and play a larger role in the foreseeable future.

The company also manufactures custom and standard, mixed-signal, application-specific large-scale integrated circuits for customers in the security, military telecommunications and multi-media industries.

Sales by Electronic Information and Communication Systems have provided approximately 24% of the company’s consolidated revenue in 2006, 16% in 2005 and 16% in 2004.

Backlog

The funded backlog for Electronic Information and Communication Systems was approximately $373 million at September 30, 2006, compared to $217 million at September 30, 2005. The growth in backlog is attributable to the Syracuse Research Corporation contract and the MH-60R program. Approximately 76% of the current backlog is expected to be filled during fiscal 2007.

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

The company believes that it is a technological leader in its core markets and intends to pursue new growth opportunities by leveraging its systems design and engineering capabilities and incumbent position on key platforms. For example, during 2000 Telephonics was awarded a contract for the development of the next generation integrated radio management system for the U.S. Air Force’s C-17A air transport. This program transitioned from development to production in fiscal 2003. Since 2003, the company has developed the next generation integrated radio management system for the C-17A Aircraft and will be retrofitting all of the previously installed systems going forward. The company also expects substantial sales growth as it transitions to the production phase for the US Navy’s MH-60R helicopter program.

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

Seasonality

Historically the company’s revenues and earnings are lowest in its second fiscal quarter and highest in its fourth fiscal quarter.

Financial Information About Geographic Areas

Revenues, based on the customers’ locations, and property, plant and equipment attributed to the United Sates and all other countries are as follows:

	2006	2005	2004
Revenues by geographic area—
United States	$1,286,470,000	$1,058,620,000	$1,045,943,000
Germany	74,886,000	66,853,000	73,341,000
United Kingdom	21,392,000	31,162,000	40,370,000
Canada	59,797,000	55,912,000	40,543,000
Poland	21,900,000	30,704,000	35,823,000
All other countries	172,135,000	158,742,000	157,789,000
	$1,636,580,000	$1,401,993,000	$1,393,809,000
Property, plant and equipment by geographic area—
United States	$133,005,000	$111,086,000	$113,631,000
Germany	79,493,000	88,102,000	86,815,000
All other countries	19,477,000	17,712,000	3,093,000
	$231,975,000	$216,900,000	$203,539,000

Research and Development

Research and development costs not recoverable under contractual arrangements are charged to expense as incurred. Research and development costs for all business segments were approximately $15,300,000 in 2006, $16,100,000 in 2005 and $17,400,000 in 2004.

Executive Officers of the Registrant

Name	Age	Served as Officer Since	Positions and Offices
Harvey R. Blau	71	1983	Chairman of the Board and Chief Executive Officer
Eric Edelstein	57	2005	Executive Vice President and Chief Financial Officer
Patrick L. Alesia	58	1979	Vice President, Secretary and Treasurer

Item 1A.                Risk Factors

You should carefully consider the risks described below, as well as the other information appearing in this document. If any of the following risks actually occur, they could materially adversely affect our business, financial condition, operating results or prospects. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties that we do not presently know or that we currently deem immaterial may also impair our business, financial condition, operating results and prospects.

We operate in highly competitive industries and may be unable to compete effectively with other companies.

We face intensive competition in each of our markets. We have a number of competitors, some of which are larger and have greater resources than us. We compete primarily on the basis of competitive prices, technical expertise, product differentiation, and quality of products and services. In addition, there can be no assurance that we will not encounter increased competition in the future, which could have a material adverse effect on our business.

If we were to lose any of our largest customers, our results of operations could be significantly harmed.

A small number of customers has accounted for a substantial portion of our historical net sales, and we expect that a limited number of customers will continue to represent a substantial portion of our net sales for the foreseeable future. Approximately 14% of our total sales and 59% of our specialty plastic films sales for the fiscal year ended September 30, 2006 were made to Procter & Gamble, which is our largest customer in the specialty plastic films segment. The Home Depot, Inc. and Menards Inc. are significant customers of our garage doors segment and Syracuse Research Corporation, Lockheed Martin Corporation and the Boeing Company are significant customers of our electronic information and communication systems segment. Our future operating results will continue to substantially depend on the success of our largest customers and our relationships with them. Orders from these customers are subject to fluctuation, and may be reduced materially. Any reduction or delay in sales of our products to one or more of these customers could significantly harm our business. Our operating results will also depend on our ability to successfully develop relationships with additional key customers. We cannot assure you that we will retain our largest customers or that we will be able to recruit additional key customers.

Increases in raw material costs could adversely impact our financial condition and operating results.

We purchase raw materials from various suppliers. While all our raw materials are available from numerous sources, commodity raw materials are subject to fluctuations in price. Because raw materials in the aggregate constitute significant components of our cost of goods sold, such fluctuations could have a material adverse effect on our results of operations. In recent years, there have been price increases in plastic resins and steel, which are the basic raw materials used in the manufacture of our specialty plastic films and garage door products, respectively. Our ability to pass on to our customers increases in raw material prices is limited due to customer supply arrangements and competitive pricing pressure, and there is generally a time lag between our increased costs and our implementation of related price increases. We have not always been able to increase our prices to fully recoup our increased costs. In addition, sharp increases in raw material prices are more difficult to pass through to customers in a short period of time and may negatively affect our short-term financial performance.

Trends in the housing sector and in general economic conditions will directly impact our business.

Our businesses in the garage door and the installation industries are influenced by market conditions for new home construction and renovation of existing homes. For the year ended September 30, 2006, approximately 53% of our total net sales were related to new home construction and renovation of existing homes. Trends in the housing sector directly affect our financial performance. Accordingly, the strength of the U.S. economy, the age of existing home stock, job growth, interest rates, consumer confidence and the availability of consumer credit, as well as demographic factors such as the migration into the United States and migration of the population within the United States have an effect on our business. The historically low interest rates in recent periods have generated strong growth in the housing sector. If interest rates increase or there are adverse changes in any of the other factors affecting trends in the housing sector, activities in new housing construction and renovation of existing homes may decrease. Such a decrease may have a material adverse effect on our business, operating results or financial condition and prospects.

Trends in the baby diaper market will directly impact our business.

Recent trends have been for baby diaper manufacturers to specify thinner plastic films for use in their products. This trend has generally resulted in Specialty Plastic Films incurring costs to redesign and reengineer its own products to accommodate the specification change and has also had the effect of reducing revenue due to lower plastic film content in products sold. Such decreases, or the failure of the company to meet changing customer specifications, could result in a decline in revenue and profits that may have a material adverse effect on our business, operating results, financial condition and prospects.

Our electronic information and communication systems business depends heavily upon government contracts.

Our electronic information and communication systems business sells products to the U.S. government primarily as a subcontractor. We are generally a first tier supplier to prime contractors in the defense industry such as Boeing, Lockheed Martin and Northrop Grumman. In the fiscal year ended September 30, 2006, U.S. government contracts and subcontracts accounted for approximately 17% of our sales. Our contracts involving the U.S. government may include various risks, including:

•       Termination by the government;

•       Reduction or modification in the event of changes in the government’s requirements or budgetary constraints;

•       Increased or unexpected costs causing losses or reduced profits under contracts where our prices are fixed, or unallowable costs under contracts where the government reimburses us for costs and pays an additional premium;

•       The failure or inability of the prime contractor to perform its contract in circumstances where we are a subcontractor;

•       The failure of the company to observe and comply with government business practice and procurement regulations such that the company could be suspended or barred from bidding on or receiving awards of new government contracts;

•       The failure of the government to exercise options for additional work provided for in the contracts; and

•       The government’s right in certain circumstances to freely use technology developed under these contracts.

The programs in which we participate may extend for several years, but are normally funded on an annual basis. The U.S. government may not continue to fund programs to which our development projects apply. Even if funding is continued, we may fail to compete successfully to obtain funding pursuant to such programs.

There can be no assurance that the capital expansion program that we have implemented in the specialty plastic films segment will generate the revenue and profits anticipated.

Our specialty plastic films segment implemented a capital expansion program over the past several years to support new opportunities with its major customers and to increase capacity throughout its operations. The implementation and commercialization of new products and the introduction and expansion of sales to new customers resulted in startup costs and production inefficiencies that negatively impacted operating results in fiscal 2006. Although management expects to address these issues in 2007, there can be no assurance that it will be successful in fully eliminating such inefficiencies and costs or that such items will not recur in future periods.

We must continually improve existing products, design and sell new products and manage the costs of research and development in order to compete effectively.

The markets for our specialty plastic films and electronic information and communication systems businesses are characterized by rapid technological change, evolving industry standards and continuous improvements in products. Due to constant changes in these markets, our future success depends on our ability to develop new technologies, products, processes and product applications.

We develop our technologies and products through internally funded research and development and strategic partnerships with our customers. Because it is generally not possible to predict the amount of time required and the costs involved in achieving certain research and development objectives, actual development costs may exceed budgeted amounts and estimated product development schedules may be extended. Our business, financial condition and results of operations may be materially and adversely affected if:

•       we are unable to improve our existing products on a timely basis;

•       our new products are not introduced on a timely basis or do not achieve sufficient market penetration;

•       we incur budget overruns or delays in our research and development efforts; or

•       our new products experience reliability or quality problems.

The loss of certain key officers or employees could adversely affect us.

The success of our business is materially dependent upon the continued services of certain of our key officers and employees. The loss of such key personnel could have a material adverse effect on our business, operating results or financial condition.

Our businesses are subject to seasonal variations.

Historically, our revenues and earnings are lowest in the second fiscal quarter ending on March 31 and highest in the fourth fiscal quarter ending September 30. The quarterly operating results fluctuation is mainly due to the seasonality in our garage door and installation businesses. The primary revenues of our garage door and installation businesses are driven by residential renovation and construction. Cold weather in the winter months usually reduces the level of building and remodeling activity in both the home improvement and new construction markets and, accordingly, has an adverse effect on the demand for our garage door products and installation services. Seasonal fluctuation in the demand for our garage door products and installation services could have a material adverse effect on our results of operations. Because a high percentage of our manufacturing overhead and operating expenses is relatively fixed throughout the year, operating margins have historically been lower in quarters with lower sales. As a result, our operating results and stock price could be volatile, particularly on a quarterly basis.

We are exposed to a variety of risks relating to our international sales and operations, including foreign economic and political conditions and fluctuations in exchange rates.

We own properties and conduct operations in Europe and South America through our foreign subsidiaries. Sales of our products through our foreign subsidiaries accounted for approximately 14% of our net sales for the fiscal year ended September 30, 2006. These foreign sales could be adversely affected by changes in various foreign countries’ political and economic conditions, trade protection measures, differing intellectual property rights and changes in regulatory requirements that restrict the sales of our products or increase our costs. Currency fluctuations between the U.S. dollar and the currencies in the foreign countries or regions in which we do business may also have an impact on our future operating results.

We may not be able to protect our proprietary rights.

We rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality and non-disclosure agreements and other contractual provisions to protect our proprietary rights. Such measures provide only limited protection. We cannot assure you that our means of protecting our proprietary rights will be adequate or that competitors will not independently develop similar technologies.

We are exposed to product liability claims.

We may be the subject of product liability claims in the future relating to the performance of our products or the performance of a product in which any of our products was a component part. There can be no assurance that product liability claims will not be brought against us in the future, either by an injured customer of an end product manufacturer who used one of our products as a component or by a direct purchaser from us. In addition, no assurance can be given that indemnification from our customers or coverage under insurance policies will be adequate to cover future product liability claims against us. Moreover, liability insurance is expensive, difficult to maintain and may be unobtainable in the future on acceptable terms. The amount and scope of any insurance coverage may be inadequate if a product liability claim is successfully asserted against us. Furthermore, if any significant claims are made against us, our business may be adversely affected by any resulting negative publicity.

We have been, and may in the future be, subject to claims and liabilities under environmental laws and regulations.

Our operations and assets are subject to federal, state, local and foreign environmental laws and regulations pertaining to the discharge of materials into the environment, the handling and disposal of wastes, including solid and hazardous wastes, or otherwise relating to health, safety and protection of the environment. We do not expect to make any expenditures with respect to ongoing compliance with or remediation under these environmental laws and regulations that would have a material adverse effect on our business, operating results or financial condition. However, the applicable requirements under the law may change at any time.

We can also incur environmental liabilities in respect of sites that we no longer own or operate, as well as third party sites to which we sent hazardous materials in the past. We cannot assure you that material costs or liabilities will not be incurred in connection with such claims. A site in Peekskill in the town of Cortlandt, New York was previously owned and used by two of our subsidiaries. The Peekskill site was sold in December 1982. In 1984, we were advised by the New York State Department of Environmental Conservation that random sampling of the Peekskill site indicated concentrations of solvents and other chemicals common to the operations of our subsidiary that used the site. In May 1996, our subsidiary that formerly owned the site entered into a consent order with the DEC to investigate and remediate environmental conditions at this site, including the performance of a remedial investigation and feasibility study. After completing the initial remedial investigation, such subsidiary has now performed a supplemental remedial investigation under the consent order. Subsequently, an addendum to the supplemental remediation investigation was negotiated and conducted and a further report submitted to the DEC. We believe, based on facts presently known to us, that the outcome of this matter will not have a material adverse effect on our results of operations and financial condition. We cannot assure you, however, that the discovery of presently unknown environmental conditions, changes in environmental laws and regulations or other unanticipated events will not give rise to claims that may involve material expenditures or liabilities.

Changes in income tax laws and regulations or exposure to additional income tax liabilities could adversely affect profitability.

We are subject to income taxes in the United States and in various foreign jurisdictions. Domestic and international tax liabilities are subject to the allocation of income among various tax jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in any valuation allowance for deferred tax assets or the amendment or enactment of tax laws. The amount of income taxes paid is subject to ongoing audits by U.S. Federal, state and local tax authorities and also by foreign authorities. If these audits result in assessments different from recorded income tax liabilities, future financial results may include unfavorable adjustments to our income tax expense.

Our compliance with restrictions and covenants in our debt agreements may limit our ability to take corporate actions and harm our business.

Our debt agreements contain a number of covenants that restrict our ability to incur additional debt and our ability to pay dividends. Under our revolving credit agreement we are also required to comply with specific financial ratios and tests. We may not be able to comply in the future with these covenants or restrictions as a result of events beyond our control, such as prevailing economic, financial and industry conditions. If we default in maintaining compliance with the covenants and restrictions in our debt agreements, our lenders could declare all of the principal and interest amounts outstanding due and payable and terminate their commitments to extend credit to us in the future. If we are unable to secure credit in the future, our business could be harmed.

Our inability to repurchase outstanding convertible notes as required under the indenture may cause an event of default under other agreements.

On July 18, 2010, 2013, 2018 and upon a change in control, as defined in the indenture, noteholders will have the right to require us to repurchase their notes. If we do not have sufficient funds to pay the repurchase price for all of the notes tendered, an event of default under the indenture governing the notes would occur as a result of such failure. In addition, a change in control might breach a covenant under our revolving credit agreement, and may be prohibited or limited by, or create an event of default under, other agreements relating to borrowings that we may enter into from time to time.

Our reported earnings per share may be more volatile because of the conversion contingency provision of our notes.

Our outstanding convertible notes are convertible when a “market price” condition is satisfied and also upon the occurrence of other circumstances as more fully described in Note 2 of Notes to Consolidated Financial Statements. Upon conversion, noteholders will receive at least $1,000 in cash for each $1,000 principal amount of notes presented for conversion. The excess of the value of the company’s common stock that would have been issuable upon conversion over the cash delivered will be paid to noteholders in shares of the Company’s common stock. These shares are considered in the calculation of diluted earnings per share and volatility in our stock price could cause these notes to be dilutive in one quarter and not in a subsequent quarter, increasing the volatility of fully diluted earnings per share.

We may be unable to raise additional financing necessary to conduct our business, make payments when due or refinance our debt.

We may need to raise additional funds in the future in order to implement our business plan, to refinance our debt or to acquire complementary businesses or products. Any required additional financing may be unavailable on terms favorable to us, or at all. If we raise additional funds by issuing equity securities, holders of common stock may experience significant dilution of their ownership interest and these securities may have rights senior to those of the holders of our common stock.

Our indebtedness and interest expense will limit our cash flow and could adversely affect our operations and our ability to make full payment on our outstanding notes.

Our indebtedness poses risks to our business, including the risks that:

•       we could use a substantial portion of our consolidated cash flow from operations to pay principal and interest on our debt, thereby reducing the funds available for working capital, capital expenditures, acquisitions, product development and other general corporate purposes;

•       insufficient cash flow from operations may force us to sell assets, or seek additional capital, which we may be unable to do at all or on terms favorable to us; and

•       our level of indebtedness may make us more vulnerable to economic or industry downturns.

We have the ability to issue additional equity securities, which would lead to dilution of our issued and outstanding common stock.

The issuance of additional equity securities or securities convertible into equity securities would result in dilution of existing stockholders’ equity interests in us. We are authorized to issue, without stockholder approval, 3,000,000 shares of preferred stock in one or more series, which may give other stockholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common stock. Our board of directors has the authority to issue, without vote or action of stockholders, shares of preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common stock. Our board of directors has no present intention of issuing any such preferred stock, but reserves the right to do so in the future. In addition, we are authorized to issue, without stockholder approval, up to 85,000,000 shares of common stock, of which approximately 29,849,000 shares were outstanding as of September 30, 2006. We are also authorized to issue, without stockholder approval, securities convertible into either shares of common stock or preferred stock.

Item 1B.               Unresolved Staff Comments.

None.

Item 2.                        Properties

The company occupies approximately 5,000,000 square feet of general office, factory, warehouse and showroom space throughout the United States, in Germany and in Brazil. For a description of the encumbrances on certain of these properties, see Note 2 to the company’s consolidated financial statements. The following table sets forth certain information related to the company’s major facilities:

Location	Business Segment	Primary Use	Approximate Square Footage	Owned or Leased
Jericho, NY	Corporate Headquarters	Office	10,000	Leased
Farmingdale, NY	Electronic Information and Communication Systems	Manufacturing and research and development	193,000	Owned
Huntington, NY	Electronic Information and Communication Systems	Manufacturing	94,000 55,000	Owned Leased
Columbia, MD	Electronic Information and Communication Systems	Engineering	25,000	Leased
Gardena, CA	Electronic Information and Communication Systems	Repairs	10,000	Leased
Stockholm, Sweden	Electronic Information and Communication Systems	Manufacturing/ Engineering	27,000	Leased
Mason, OH	Garage Doors Installation Services Specialty Plastic Films	Office and research and development	131,000	Leased
Aschersleben, Germany	Specialty Plastic Films	Manufacturing	290,000	Owned
Dombühl, Germany	Specialty Plastic Films	Manufacturing	124,000	Owned
Augusta, KY	Specialty Plastic Films	Manufacturing	275,000	Owned
Nashville, TN	Specialty Plastic Films	Manufacturing	276,000	Leased
Jundiai, Brazil	Specialty Plastic Films	Manufacturing	33,000	Owned
Troy, OH	Garage Doors	Manufacturing	867,000	Owned
Russia, OH	Garage Doors	Manufacturing	339,000	Owned
Baldwin, WI	Garage Doors	Manufacturing	155,000	Leased
Auburn, WA	Garage Doors	Manufacturing	123,000	Leased
Tempe, AZ	Garage Doors	Manufacturing	100,000	Leased

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

In fiscal 2006 the company acquired a manufacturing facility for the garage door segment in Troy, Ohio.  The plants and equipment of the company are believed to contain sufficient space for current and presently foreseeable needs.

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

Subsequently, the company was advised by the DEC that random sampling at the Peekskill Site and in a creek near the Peekskill Site indicated concentrations of solvents and other chemicals common to Lightron’s prior plating operations. ISC Properties, Inc. then entered into a consent order with the DEC in 1996 (the “Consent Order”) to perform a remedial investigation and prepare a feasibility study. After completing the initial remedial investigation pursuant to the Consent Order, ISC Properties, Inc. was required by the DEC to conduct a supplemental remedial investigation under the Consent Order. In or about August 2004, a report was submitted to the DEC of the findings under the supplemental remedial investigation. Subsequently, an addendum to the supplemental remediation investigation was negotiated and conducted and a further report submitted to the DEC. No feasibility study has yet been performed pursuant to the Consent Order. Management believes, based on facts presently known to it, that the resolution of this matter will not have a material adverse effect on the company’s consolidated financial position, results of operations and cash flows.

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

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)   The company’s Common Stock is listed for trading on the New York Stock Exchange under the symbol “GFF”. The following table shows for the periods indicated the quarterly range in the high and low sales prices for the company’s Common Stock:

FISCAL QUARTER ENDED	HIGH	LOW
December 31, 2004	$27.22	$20.86
March 31, 2005	27.78	21.25
June 30, 2005	22.75	18.35
September 30, 2005	26.78	22.22
December 31, 2005	25.99	21.11
March 31, 2006	25.53	21.91
June 30, 2006	28.55	24.17
September 30, 2006	26.35	22.04

(b)   As of December 1, 2006, there were approximately 15,000 recordholders of the company’s Common Stock.

(c)   No cash dividends on Common Stock were declared or paid during the five fiscal years ended September 30, 2006.

(d)   Equity Compensation Plan Information

The following sets forth information relating to the company’s equity compensation plans as of September 30, 2006:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (Column a)	Weighted average exercise price of outstanding options, warrants and rights (Column b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a)) (Column c)
Equity compensation plans approved by security holders(1)	2,194,060	$13.08	23,209
Equity compensation plans not approved by security holders	626,526	15.63	11,663
Total	2,820,586	13.65	34,872

(1)          Excludes amounts in connection with the Griffon Corporation 2006 Equity Incentive Plan (“Incentive Plan”) approved by shareholders during 2006. The Incentive Plan authorizes the grant of performance shares, performance units, stock options, stock appreciation rights, restricted shares and deferred shares. The maximum number of shares of common stock available for award under the Incentive Plan is 1,700,000 and the number of shares available is reduced by a factor of two to one for awards other than stock options. As of September 30, 2006, options to purchase 25,000 shares and 309,326 shares of restricted stock have been awarded. If all of the remaining shares available under the Incentive Plan were awarded through stock options, approximately 1,056,000 shares would be issued or if all of the remaining shares were awarded as restricted stock approximately 528,000 shares would be issued.

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

In 2005 the company granted the Executive Vice President and Chief Financial Officer an option to purchase 250,000 shares of the company’s common stock at an exercise price of $22.94 per share, the fair market value on the date of grant. The option has a seven year term, is fully vested and becomes exercisable as to 50% of the shares after one year and as to 100% of the shares after two years.

(e)   Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
July 1 - 31, 2006	63,300	$23.51	63,300	1,662,695
August 1 - 31, 2006	323,059	23.39	40,900	1,621,795
September 1 - 30, 2006	6,300	23.71	6,300	1,615,495
Total	392,659		110,500

(1)          The company’s stock buyback program has been in effect since 1993, under which a total of approximately 17 million shares have been purchased for $229 million. There is no time limit on the repurchases to be made under the plan. Shares purchased apart from publically announced programs were in connection with the exercise of stock options.

Item 6.                        Selected Financial Data

	2006	2005	2004	2003	2002
Net sales	$1,636,580,000	$1,401,993,000	$1,393,809,000	$1,254,650,000	$1,192,604,000
Income before cumulative effect of a change in accounting principle	$51,786,000	$48,813,000	$53,859,000	$43,022,000	$34,054,000	(1)
Cumulative effect of a change in accounting principle	—	—	—	—	(24,118,000)
Net income	$51,786,000	$48,813,000	$53,859,000	$43,022,000	$9,936,000	(1)
Per share(2):
Basic	$1.73	$1.64	$1.81	$1.33	$1.03
Diluted	$1.65	$1.55	$1.71	$1.28	$.97
Total assets	$928,214,000	$851,427,000	$749,516,000	$678,730,000	$587,694,000
Long-term obligations	$209,228,000	$196,540,000	$154,445,000	$155,483,000	$74,640,000

(1)          Operating results for 2002 include a pre-tax charge of $10,200,000 for the divestiture of an unprofitable peripheral operation.

(2)          Per share amounts in 2002 exclude the cumulative effect of a change in accounting principle.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Net sales for the year ended September 30, 2006 increased to $1.64 billion, up from $1.40 billion in 2005. Income before income taxes was $78.7 million compared to $78.9 million last year. Net income was $51.8 million compared to $48.8 million last year.

The Company’s building products operations started strongly in fiscal 2006, continuing the operating gains and momentum that they achieved in the latter half of fiscal 2005. In the garage doors segment, raw material costs were relatively stable throughout most of fiscal 2006 with the segment experiencing an uptick in steel costs towards the end of the year. In addition, the garage door segment benefited from a shift in customer demand to more premium doors, a trend that should contribute to future revenue and margin growth. With respect to the overall outlook for garage doors, we are cautiously optimistic. The segment has continued to expand as a result of market share gains achieved by its retail and dealer customer base. Also, we believe that further opportunities to expand the segment’s product line and improve manufacturing efficiency exist as a result of the recently acquired manufacturing facility in Troy, Ohio. Although we recently have experienced softness in some of the segments markets, based on historical precedents we do not believe that a weakening new home construction market will have a significant negative impact on the segment as long as consumer confidence stays strong, fueling demand in the repair and renovate markets.

The installation services segment also benefited from the decreased volatility in steel costs. However, gains from strength in the segment’s Las Vegas and Phoenix markets and increased market share among national and regional home builders are being tempered by lower sales and narrower margins due primarily to increased competitive pressure. Several national builders have experienced and forecast continuing weakness in sales of new residential housing. We expect this segment’s fiscal 2007 sales will be below 2006 levels due to weaker housing markets and the loss of certain customers in the segment’s Las Vegas market. Several steps have been and are being taken, including the strengthening of segment management and the evaluation of cost reduction initiatives. We expect that the installation services segment will experience a six month period of adjustment before housing starts return to satisfactory levels, though we do not expect them to return to the record levels recently experienced. Consequently, we expect that this segment’s earnings will be negatively affected as the effect of sales and product initiatives will not be sufficient to offset the anticipated sales volume decrease.

The specialty plastic films segment had a difficult year. Fiscal 2006 started slowly for this segment, which experienced a significant first quarter decrease in sales and profitability due to lower unit volume and the impact of higher resin costs. Operating results were favorably affected by the subsequent return to normal levels of volume with the segment’s major customer. Raw material costs for this segment eased during most of the year, though remaining above 2005 levels, and again began exerting upward pressure in the fourth quarter of fiscal 2006. Due to the lag created by customer supply agreements and competitive market conditions the segment was not able to pass these increases to customers. Resin price increases had an unfavorable impact on operating income of approximately $4 million for the fourth quarter and $7 million for the year. Recently, resin prices have been weaker and we believe that fiscal 2007 prices will be flat to slightly favorable. Operating profit was also reduced by approximately $2 million for the severance cost of a reduction in force, completed in the fourth quarter of fiscal 2006. The reduction focused on non-direct labor personnel and is expected to result in approximately $5 million of annual cost savings. Specialty plastic films’ results were also affected by the execution of its strategy to diversify and expand with new products and customers. Although the segment has successfully qualified new products and negotiated supply agreements with several important new customers in Europe, profitability was negatively affected by startup costs associated with the new business and in Brazil in connection with new production capacity. The majority of specialty plastic films’ products are custom engineered to meet each customer’s unique requirements. As new customers and products come on board, the segment goes through a start-up period that impacts its output and material yields as production ramps-up to commercial volumes. These factors add cost and they are particularly significant in the current climate of high resin prices. These start-up period challenges are not new to this segment and we are confident that, as in the past, they will be effectively addressed. In September the segment started shipping commercial quantities of its important new product, elastic laminates for the hygiene products market. The product and process are in qualification with key target customers and we expect that volume will ramp for this product over the remainder of fiscal 2007 in North America and Europe.

The electronic information and communications systems segment had an outstanding year in fiscal 2006. This segment achieved a 75% increase in net sales and more than doubled its operating profit compared to last year. This substantial growth was primarily attributable to the Warlock-Duke program with Syracuse Research Corporation (SRC) to manufacture equipment that is designed to defeat roadside bomb threats. This segment has now received awards in connection with the SRC contract approaching $280 million, and this work is expected to be completed by the fourth quarter of fiscal 2007 with discussions continuing about additional orders. The segment’s other programs are performing well, and backlog has grown to $373 million, reflecting the SRC contract and the expected ramp-up of the MH-60R program. The MH-60R program is proceeding as planned, and if production continues to ramp-up as anticipated over the next eighteen months, it will then generate annual revenue of approximately $100 million.

RESULTS OF OPERATIONS

See Note 7 of “Notes to Consolidated Financial Statements.”

Fiscal 2006 Compared to Fiscal 2005

Operating results (in thousands) by business segment were as follows:

	Net Sales		Operating Profit
	2006	2005	2006	2005
Garage doors	$549,701	$532,348	$41,171	$37,669
Installation services	338,731	300,041	9,238	9,135
Specialty plastic films	381,373	370,158	15,450	31,582
Electronic information and communication systems	387,437	220,993	39,609	18,117
Intersegment revenues	(20,662)	(21,547)	—	—
	$1,636,580	$1,401,993	$105,468	$96,503

Garage Doors

Net sales of the garage doors segment increased by $17.4 million compared to 2005. The sales growth was principally due to selling price increases ($12 million) that partially passed the effect of higher raw material costs to customers and favorable product mix ($9 million) partly offset by the effect of lower unit volume ($4 million).

Operating profit of the garage doors segment increased $3.5 million compared to last year. Gross margin percentage was 30.8% in 2006 compared to 29.6% in 2005, reflecting the selling price increases and improved product mix. The positive effects of increased sales and margins were partly offset by higher selling, general and administrative expenses which increased $8 million over 2005 primarily due to higher distribution and freight costs and increased marketing and advertising. As a percentage of sales, selling, general and administrative expenses increased to 23.4% from 22.6% last year.

Installation Services

Net sales of the installation services segment increased by $38.7 million compared to last year. The higher sales resulted from a strong construction environment in 2006 and market share gains in the segment’s Phoenix market, tempered by the effect of increased competition including the loss of certain customer accounts in the Las Vegas market.

Operating profit of the installation services segment was approximately the same compared to last year. Gross margin percentage decreased to 26.6% from 26.7% last year. The effect of the sales increase was somewhat moderated by the lower margin and was substantially offset by higher operating expenses. Selling, general and administrative expenses increased approximately $10 million due primarily to higher distribution and selling costs to support the sales increase, and as a percentage of sales, was 23.9% in 2006 compared to 23.8% in 2005.

Specialty Plastic Films

Net sales of the specialty plastic films segment increased $11.2 million compared to last year. The increase was primarily due to higher unit volume ($23 million) principally related to new programs with private label manufacturers in Europe and the effect ($7 million) of selling price adjustments to partially pass increased raw material costs to customers, partly offset by the change in product mix ($19 million) compared to last year.

Operating profit of the specialty plastic films segment decreased $16.1 million compared to last year. Gross margin percentage decreased to 17.2% from 21.4% last year. The lower gross margin and operating profit reflect product mix changes, the effect ($7 million) of higher raw material costs, start-up costs for new customer programs and related manufacturing inefficiencies, and a charge of approximately $2 million for a reduction in force. Selling, general and administrative expenses increased by approximately $4 million principally due to expenses ($2 million) related to the new Brazil facility, higher distribution costs, and a full year of intangible asset amortization. As a percentage of sales, selling, general and administrative expenses were 13.7% in 2006 compared to 13.1% last year.

Electronic Information and Communication Systems

Net sales of the electronic information and communication systems segment increased $166.4 million compared to last year. The SRC contract accounted for the significant growth in revenue, with the MH-60R program also contributing.

Operating profit of the electronic information and communication systems segment increased $21.5 million compared to last year. Gross margin percentage decreased to 19.4% from 23.4% last year, principally due to lower margins on production programs and cost growth on certain development programs. The effect of lower margins was offset by the sales increase. Selling, general and administrative expenses increased approximately $2 million over last year but, as a percentage of sales, was 9.4% compared to 15.5% last year due to the sales growth.

Interest Expense

Interest expense increased by $2.2 million compared to 2005 principally due to higher levels of outstanding borrowings throughout the year.

Income Tax Expense

The provision for income taxes for the fiscal year ended September 30, 2006 reflects a rate that is lower than the statutory United States and applicable foreign tax rates primarily due to the reversal of approximately $1.4 million of estimated income tax liabilities in connection with closed tax years.

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

Operating profit of the garage doors segment decreased $4.9 million compared to 2004. Gross margin percentage was 29.6% in 2005 compared to 33.0% in 2004. Selling price increases did not offset the effect of higher raw material costs, reducing the segment’s gross margin and operating profit by approximately $4 to $5 million. The net effect ($5 million) of favorable product mix and unit volume positively affected gross margin and operating profit. Selling, general and administrative expenses increased $5.5 million primarily due to higher distribution and freight costs and increased marketing and advertising compared to 2004 but, as a percentage of sales, declined to 22.6% from 24.1% in 2004 due to the sales increase.

Installation Services

Net sales of the installation services segment decreased by $7.0 million compared to 2004. The lower sales resulted from a weaker construction environment in certain of the segment’s markets during the first half of 2005, increased competition and elimination of an underperforming location in 2004, partly offset by the effect of a strengthening construction environment in the second half of 2005 and increased market share.

Operating profit of the installation services segment decreased $1.8 million compared to 2004. Narrower margins due to the competitive market conditions and higher raw material costs reduced the gross margin percentage to 26.7% from 27.6% in 2004. The lower sales and reduced margins negatively impacted operating profit by approximately $4.7 million. Selling, general and administrative expenses decreased approximately $2.8 million due primarily to lower variable costs, and as a percentage of sales, was 23.8% in 2005 compared to 24.1% in 2004.

Specialty Plastic Films

Net sales of the specialty plastic films segment decreased $41.2 million compared to 2004. The decrease was primarily due to lower unit volume ($67 million) principally related to product design changes by the segment’s major customer, partly offset by the effect ($20.4 million) of selling price adjustments to partially pass increased raw material costs to customers.

Operating profit of the specialty plastic films segment decreased $21.1 million compared to 2004. Gross margin percentage decreased to 21.4% from 25.6% in 2004. The lower gross margin and operating profit reflected the effect (approximately $26 million) of lower unit volume and underabsorbed fixed costs and the negative impact ($1 to $2 million) of higher raw material costs, partly offset by the positive effect

($2 million) of exchange rate differences and other items. Selling, general and administrative expenses decreased by approximately $4.5 million principally due to the sales decrease, but as a percentage of sales, increased to 13.1% from 12.9% in 2004.

Electronic Information and Communication Systems

Net sales of the electronic information and communication systems segment were approximately the same compared to 2004. New program awards and funding on existing programs replaced revenue attributable to a $35 million contract for ground surveillance radars that was fully performed in 2004.

Operating profit of the electronic information and communication systems segment decreased $2.1 million compared to 2004. Gross margin percentage decreased to 23.4% from 24.0% in 2004, principally due to lower margins on certain development programs and higher margins in 2004 on certain commercial product lines. The reduced margin negatively impacted operating profit by approximately $1 million. Selling, general and administrative expenses increased approximately $1 million over 2004 principally due to acquisitions, and as a percentage of sales, was 15.5% compared to 15.0% last year.

Interest Expense

Interest expense increased by $.2 million compared to 2004.

Income Tax Expense

The provision for income taxes for the fiscal year ended September 30, 2005 includes $1.3 million of tax benefits reflecting the reversal of previously recorded tax liabilities in connection with the closure by statute, for U.S. Federal income tax purposes, of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated by operations for 2006 was $16.3 million compared to $58.3 million last year and working capital was $309 million at September 30, 2006. Operating cash flows decreased compared to last year due primarily to higher inventory and accounts receivable levels, partly offset by increases in current liabilities. Higher working capital in the electronic information and communication systems segment is primarily attributable to the Warlock-Duke program with SRC and the MH-60R program. The higher working capital in the specialty plastic films segment is primarily attributable to an increase in inventory levels.

Net cash used in investing activities during 2006 was $45.4 million. The company had capital expenditures of $42 million. The garage doors segment’s capital expenditures included a new manufacturing facility; the cost of the facility and planned improvements are expected to approximate $15 million. The facility will be used to expand existing manufacturing capabilities and to add new manufacturing processes and products to the segment’s product line. Capital expenditures for specialty plastic films declined from an average of $33 million over the past three years to approximately $11 million in 2006, a level believed to be indicative of specialty plastic films requirements over the next few years.

Net cash used in financing activities during 2006 was $9.9 million. In December 2005, the company and a subsidiary entered into a new five-year senior secured multicurrency revolving credit facility in the amount of up to $150 million. Commitments under the credit agreement may be increased by $50 million under certain circumstances upon request of the Company. Borrowings under the credit agreement bear interest at rates based upon LIBOR or the prime rate and are collateralized by stock of a subsidiary of the Company. The credit agreement replaced a loan agreement dating from October 2001 and refinanced $60 million of borrowings under such agreement. The proceeds of additional borrowings under the credit agreement have been used for general corporate purposes. Proceeds from borrowings under long-term debt arrangements, including the refinancing, aggregated $74 million, and the exercise of employee stock options provided another $2.6 million. Approximately $19.8 million was used to acquire a total of 814,000 shares of Common Stock. Approximately 1.6 million shares of common stock are available for purchase pursuant to the company’s stock buyback program and additional purchases, including any 10b5-1 plan purchases, will be made, depending upon market conditions, at prices deemed appropriate by management.

Contractual Obligations

At September 30, 2006, payments to be made pursuant to significant contractual obligations are as follows (000’s omitted):

Year	Purchase Obligations	Capital Expenditures	Operating Leases	Debt Repayments	Interest	Total
2007	$111,076	$7,893	$30,000	$896	$10,428	$160,293
2008	5,313	—	19,500	820	10,282	35,915
2009	1,335	—	11,800	847	10,226	24,208
2010	522	—	7,800	876	10,169	19,367
2011	—	—	4,500	69,907	6,599	81,006
Thereafter	—	—	5,000	136,779	62,506	204,285

The purchase obligations are generally for the purchase of goods and services in the ordinary course of business. The company uses blanket purchase orders to communicate expected requirements to certain of its vendors. Purchase obligations reflect those purchase orders where the commitment is considered to be firm. Purchase obligations that extend beyond 2007 are principally related to long-term contracts received from customers of the electronic information and communication systems segment.

A wholly owned subsidiary of the company has a lease agreement that limits dividends it may pay to the parent company. The agreement permits the payment of income taxes based on a tax sharing arrangement, and dividends based on a percentage of the subsidiary’s net income. At September 30, 2006 the subsidiary had net assets of approximately $427 million. The company expects that cash flows from operations, together with existing cash, bank lines of credit and lease line availability, should be adequate to satisfy contractual obligations and finance presently anticipated working capital and capital expenditure requirements.

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

The company sponsors several defined benefit pension plans. The amount of the company’s liability for pension benefits and the amount of pension expense recognized in the financial statements is determined using actuarial assumptions such as the discount rate, the long-term rate of return on plan assets and the rate of compensation increases. Judgment is required to annually determine the rates to be used in performing the actuarial calculations. The company evaluates these assumptions with its actuarial and investment advisors and believes that they are within accepted industry ranges. In 2006 the discount rate was raised to reflect current market conditions.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued SFAS 123R, “Share-Based Payment,” which requires that compensation costs relating to share-based payment transactions be recognized in the financial statements based upon fair value, eliminates the option to continue to account for such compensation under APB Opinion No. 25 and, pursuant to SEC Release 33-8568, became effective in the first quarter of fiscal 2006. The company adopted this pronouncement using modified prospective application and previously reported operating results and earnings per share amounts are unchanged. (See Note 3). The FASB has also issued Statements of Financial Accounting Standards Nos. 151, “Inventory Costs”; 152, “Accounting for Real Estate Time-Sharing Transactions”; 153, “Exchange of

Nonmonetary Assets”; 154, “Accounting Changes and Error Corrections”; 155, “Accounting for Certain Hybrid Financial Instruments”; 156, “Accounting for Servicing of Financial Assets”; 157, “Fair Value Measurements”; 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirment Plans”; Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”; Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”; and Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as period charges and became effective in fiscal 2006. SFAS 152 requires that real estate time-sharing transactions be accounted for pursuant to the AICPA Statement of Position, “Accounting for Real Estate Time-Sharing Transactions” rather than SFAS 66 and SFAS 67 and became effective in fiscal 2006. SFAS No. 153 replaces the exception from fair value measurement for non-monetary exchanges of similar productive assets with an exception for exchanges that do not have commercial substance and became effective in fiscal 2006. SFAS 154, which becomes effective in fiscal 2007, changes the accounting for and reporting of a change in accounting principle by generally requiring that they be retrospectively applied in prior period financial statements. SFAS 155 establishes the accounting for certain derivatives embedded in other financial instruments. SFAS 156 amends the accounting for separately recognized servicing assets and liabilities. SFAS 157 defines fair value and establishes a framework for fair value measurements. SFAS 158 requires that the funded status of defined benefit plans be recognized in the balance sheet. Interpretation 47 clarified when certain asset retirement obligations should be recognized and became effective in fiscal 2006. Staff Position 123(R)-3 permits the company to elect to follow the transition guidance for the additional paid-in-capital pool or the pronouncement’s alternative transition method. Interpretation 48, which becomes effective in fiscal 2008, clarifies the accounting for uncertainty in income taxes recognized in the financial statements. Also, the SEC has issued Staff Accounting Bulletin No. 108 concerning the manner in which prior period errors in financial statements should be evaluated. The company does not believe that the adoption of SFAS 151, SFAS 152, SFAS 153, SFAS 154, SFAS 155, SFAS 156, SFAS 157, SFAS 158 Interpretation 47 and SAB 108 have had or will have a material effect on the company’s consolidated financial position, results of operations or cash flows. The company is currently assessing what the effects of Staff Position 123(R)-3 and of Interpretation 48 will be on the financial statements.

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

Item 8.                        Financial Statements and Supplementary Data

The financial statements of the company and its subsidiaries and the report thereon of Grant Thornton LLP, dated December 13, 2006 for the fiscal year ended September 30, 2006 and of PricewaterhouseCoopers LLP, dated December 13, 2005 for the fiscal years ended September 30, 2005 and 2004 are included herein:

•       Reports of Independent Registered Public Accounting Firms.

•       Consolidated Balance Sheets at September 30, 2006 and 2005.

•       Consolidated Statements of Income, Cash Flows and Shareholders’ Equity for the years ended September 30, 2006, 2005 and 2004.

•       Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Griffon Corporation

We have audited the accompanying consolidated balance sheet of Griffon Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of September 30, 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Griffon Corporation and subsidiaries as of September 30, 2006, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 of the notes to consolidated financial statements, the Company has adopted Financial Accounting Standards Board Statement No. 123(R), Share-Based Payments on October 1, 2005.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedules I and II as of and for the year ended September 30, 2006 are presented for purposes of additional analysis and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) and our report dated December 13, 2006 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP
Melville, New York
December 13, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Griffon Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Griffon Corporation and its subsidiaries (the “Company”) at September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
New York, New York
December 13, 2005

GRIFFON CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,389,000	$60,663,000
Accounts receivable, less allowance for doubtful accounts of $9,101,000 in 2006 and $8,120,000 in 2005 (Note 1)	247,172,000	189,904,000
Contract costs and recognized income not yet billed (Note 1)	68,279,000	43,065,000
Inventories (Note 1)	165,089,000	148,350,000
Prepaid expenses and other current assets	42,075,000	41,227,000
Total current assets	545,004,000	483,209,000
PROPERTY, PLANT AND EQUIPMENT, at cost, net of depreciation and amortization (Note 1)	231,975,000	216,900,000
OTHER ASSETS (Note 1):
Costs in excess of fair value of net assets of businesses acquired, net	99,540,000	96,098,000
Intangible assets and other	51,695,000	55,220,000
	151,235,000	151,318,000
	$928,214,000	$851,427,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable and current portion of long-term debt (Note 2)	$8,092,000	$16,625,000
Accounts payable	128,104,000	91,970,000
Accrued liabilities (Note 1)	81,672,000	78,849,000
Income taxes (Note 1)	18,431,000	22,599,000
Total current liabilities	236,299,000	210,043,000
Long-Term Debt (Note 2)	209,228,000	196,540,000
Other Liabilities and Deferred Credits (Note 1)	70,242,000	82,890,000
Total Liabilities and Deferred Credits	515,769,000	489,473,000
Commitments and Contingencies (Note 5)
SHAREHOLDERS’ EQUITY (Note 3):
Preferred stock, par value $.25 per share, authorized 3,000,000 shares, no shares issued	—	—
Common stock, par value $.25 per share, authorized 85,000,000 shares, issued 41,628,059 shares in 2006 and 40,741,748 shares in 2005	10,407,000	10,186,000
Capital in excess of par value	167,246,000	151,365,000
Retained earnings	439,084,000	387,298,000
Treasury shares, at cost, 11,779,462 common shares in 2006 and 10,502,896 common shares in 2005	(201,844,000)	(170,826,000)
Accumulated other comprehensive income (Note 1)	(406,000)	(13,598,000)
Deferred compensation	(2,042,000)	(2,471,000)
Total shareholders’ equity	412,445,000	361,954,000
	$928,214,000	$851,427,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Years ended September 30
	2006	2005	2004
Net sales	$1,636,580,000	$1,401,993,000	$1,393,809,000
Cost of sales	1,234,826,000	1,032,365,000	992,648,000
	401,754,000	369,628,000	401,161,000
Selling, general and administrative expenses (Note 1)	316,696,000	289,527,000	289,979,000
	85,058,000	80,101,000	111,182,000
Other income (expense):
Interest expense	(10,492,000)	(8,266,000)	(8,066,000)
Interest income	1,780,000	2,085,000	1,070,000
Other, net	2,352,000	5,025,000	563,000
	(6,360,000)	(1,156,000)	(6,433,000)
Income before income taxes	78,698,000	78,945,000	104,749,000
Provision for income taxes (Note 1)	26,912,000	25,717,000	38,757,000
Income before minority interest	51,786,000	53,228,000	65,992,000
Minority interest	—	(4,415,000)	(12,133,000)
Net income	$51,786,000	$48,813,000	$53,859,000
Basic earnings per share of common stock (Note 1)	$1.73	$1.64	$1.81
Diluted earnings per share of common stock (Note 1)	$1.65	$1.55	$1.71

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30
	2006	2005	2004
Cash flows from operating activities:
Net income	$51,786,000	$48,813,000	$53,859,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,100,000	32,613,000	28,331,000
Stock-based compensation	1,711,000	—	—
Gain on sale of land and building	—	(3,744,000)	—
Minority interest	—	4,415,000	12,133,000
Provision for losses on accounts receivable	1,792,000	988,000	2,785,000
Deferred income taxes	(4,012,000)	(1,740,000)	8,336,000
Change in assets and liabilities:
(Increase) decrease in accounts receivable and contract costs and recognized income not yet billed	(79,799,000)	(24,595,000)	11,545,000
Increase in inventories	(15,624,000)	(5,718,000)	(27,313,000)
(Increase) decrease in prepaid expenses and other assets	722,000	(880,000)	(4,655,000)
Increase in accounts payable, accrued liabilities and income taxes payable	25,090,000	5,644,000	14,632,000
Other changes, net	(482,000)	2,526,000	6,128,000
	(35,502,000)	9,509,000	51,922,000
Net cash provided by operating activities	16,284,000	58,322,000	105,781,000
Cash flows from investing activities:
Acquisition of property, plant and equipment	(42,107,000)	(40,000,000)	(56,124,000)
Proceeds from sale of land and building	—	6,931,000	—
Acquisition of minority interest in subsidiaries	(1,304,000)	(85,928,000)	—
Acquired businesses	—	(9,577,000)	—
(Increase) decrease in equipment lease deposits	(1,988,000)	6,856,000	(3,787,000)
Other, net	—	—	708,000
Net cash used in investing activities	(45,399,000)	(121,718,000)	(59,203,000)
Cash flows from financing activities:
Purchase of shares for treasury	(19,811,000)	(25,909,000)	(28,400,000)
Proceeds from issuance of long-term debt	74,000,000	67,778,000	12,393,000
Payments of long-term debt	(69,892,000)	(25,038,000)	(12,631,000)
Increase (decrease) in short-term borrowings	(398,000)	1,045,000	103,000
Exercise of stock options	2,639,000	20,261,000	5,473,000
Distributions to minority interests	(354,000)	(1,362,000)	(5,974,000)
Tax benefit from exercise of stock options	4,136,000	—	—
Other, net	(179,000)	—	(269,000)
Net cash provided by (used in) financing activities	(9,859,000)	36,775,000	(29,305,000)
Effect of exchange rate changes on cash and cash equivalents	700,000	(763,000)	958,000
Net increase (decrease) in cash and cash equivalents	(38,274,000)	(27,384,000)	18,231,000
Cash and cash equivalents at beginning of year	60,663,000	88,047,000	69,816,000
Cash and cash equivalents at end of year	$22,389,000	$60,663,000	$88,047,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended September 30, 2006, 2005 and 2004

	COMMON STOCK		CAPITAL IN EXCESS OF	RETAINED	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE	DEFERRED	COMPREHENSIVE
	SHARES	PAR VALUE	PAR VALUE	EARNINGS	SHARES	COST	INCOME	COMPENSATION	INCOME
Balances, September 30, 2003	36,625,717	$9,156,000	$97,721,000	$284,626,000	7,165,919	$97,902,000	$(6,064,000)	$3,483,000
Foreign currency translation adjustment	—	—	—	—	—	—	3,018,000	—	$3,018,000
Minimum pension liability adjustment	—	—	—	—	—	—	(2,005,000)	—	(2,005,000)
Net income	—	—	—	53,859,000	—	—	—	—	53,859,000
Comprehensive income (Note 1)	—	—	—	—	—	—	—	—	$54,872,000
Amortization of deferred compensation	—	—	—	—	—	—	—	(606,000)
Purchase of treasury shares	—	—	—	—	1,348,400	28,400,000	—	—
Exercise of stock options	1,375,772	344,000	11,220,000	—	500,190	9,845,000	—	—
Tax benefit from exercise of stock options	—	—	5,796,000	—	—	—	—	—
Other	4,650	2,000	423,000	—	—	—	—	100,000
Balances, September 30, 2004	38,006,139	9,502,000	115,160,000	338,485,000	9,014,509	136,147,000	(5,051,000)	2,977,000
Foreign currency translation adjustment	—	—	—	—	—	—	3,904,000	—	$3,904,000
Minimum pension liability adjustment	—	—	—	—	—	—	(12,451,000)	—	(12,451,000)
Net income	—	—	—	48,813,000	—	—	—	—	48,813,000
Comprehensive income (Note 1)	—	—	—	—	—	—	—	—	$40,266,000
Amortization of deferred compensation	—	—	—	—	—	—	—	(606,000)
Purchase of treasury shares	—	—	—	—	1,096,600	25,909,000	—	—
Exercise of stock options	2,456,363	614,000	26,090,000	—	391,787	8,770,000	—	—
Tax benefit from exercise of stock options	—	—	8,661,000	—	—	—	—	—
Senior management incentive compensation plan	275,000	69,000	945,000	—	—	—	—	—
Other	4,246	1,000	509,000	—	—	—	—	100,000
Balances, September 30, 2005	40,741,748	10,186,000	151,365,000	387,298,000	10,502,896	170,826,000	(13,598,000)	2,471,000
Foreign currency translation adjustment	—	—	—	—	—	—	8,642,000	—	$8,642,000
Minimum pension liability adjustment	—	—	—	—	—	—	4,550,000	—	4,550,000
Net income	—	—	—	51,786,000	—	—	—	—	51,786,000
Comprehensive income (Note 1)	—	—	—	—	—	—	—	—	$64,978,000
Amortization of deferred compensation	—	—	—	—	—	—	—	(549,000)
Purchase of treasury shares	—	—	—	—	813,501	19,811,000	—	—
Exercise of stock options	881,307	220,000	9,632,000	—	463,065	11,207,000	—	—
Stock-based compensation	—	—	1,591,000	—	—	—	—	120,000
Tax benefit from exercise of stock options	—	—	4,136,000	—	—	—	—	—
Other	5,004	1,000	522,000	—	—	—	—	—
Balances, September 30, 2006	41,628,059	$10,407,000	$167,246,000	$439,084,000	11,779,462	$201,844,000	$(406,000)	$2,042,000

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

Financial instruments, cash flows and credit risk

The company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash payments for interest were approximately $7,462,000, $8,026,000 and $8,557,000 in 2006, 2005 and 2004, respectively.

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

The carrying values of cash and cash equivalents, accounts receivable, accounts and notes payable and revolving credit debt approximate fair value due to either the short-term nature of such instruments or the fact that the interest rate of the revolving credit debt is based upon current market rates. The company’s 4% convertible notes are not listed for trading on any exchange and it is not practicable to determine their fair value.

Comprehensive income

Comprehensive income is presented in the consolidated statements of shareholders’ equity and consists of net income and other items of comprehensive income such as minimum pension liability adjustments and foreign currency translation adjustments.

The components of accumulated other comprehensive income at September 30, 2006 were a foreign currency translation adjustment of $16,612,000 and a minimum pension liability adjustment, net of tax, of ($17,018,000). At September 30, 2005, accumulated comprehensive income consisted of a foreign currency translation adjustment of $7,970,000, and a minimum pension liability adjustment, net of tax, of ($21,568,000). At September 30, 2004, accumulated comprehensive income consisted of a foreign currency translation adjustment of $4,066,000, and a minimum pension liability adjustment, net of tax, of ($9,117,000).

Foreign currency

The financial statements of foreign subsidiaries were prepared in their respective local currencies and translated into U.S. Dollars based on the current exchange rates at the end of the period for the balance sheet and average exchange rates for results of operations.

Revenue recognition

Sales are generally recorded as products are shipped or installed and title and risk of ownership have passed to customers.

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

“Contract costs and recognized income not yet billed” consists of recoverable costs and accrued profit on long-term contracts for which billings had not been presented to the customers because the amounts were not billable at the balance sheet date, net of progress payments of $6,859,000 at September 30, 2006 and $3,925,000 at September 30, 2005. Amounts become billable when applicable contractual terms are met. Such terms vary, and include the achievement of specified milestones, product delivery and stipulated progress payments. Substantially all such amounts will be billed and collected within one year.

Inventories

Inventories, stated at the lower of cost (first-in, first-out or average) or market, include material, labor and manufacturing overhead costs and are comprised of the following:

	September 30
	2006	2005
Finished goods	$67,230,000	$52,908,000
Work in process	54,590,000	58,908,000
Raw materials and supplies	43,269,000	36,534,000
	$165,089,000	$148,350,000

Property, plant and equipment

Depreciation of property, plant and equipment is provided on a straight-line basis over the estimated useful lives of the assets.

Estimated useful lives for property, plant and equipment are as follows: buildings and building improvements—25 to 40 years; machinery and equipment—2 to 15 years and leasehold improvements—over the life of the lease or life of the improvement, whichever is shorter. The original cost of fully-depreciated property, plant and equipment remaining in use at September 30, 2006 is approximately $92,000,000.

Property, plant and equipment consists of the following:

	September 30
	2006	2005
Land, buildings and building improvements	$84,252,000	$72,169,000
Machinery and equipment	343,685,000	312,332,000
Leasehold improvements	22,128,000	19,381,000
	450,065,000	403,882,000
Less—Accumulated depreciation and amortization	218,090,000	186,982,000
	$231,975,000	$216,900,000

Acquisitions and costs in excess of fair value of net assets of businesses acquired (“Goodwill”) and other intangible assets

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

The above acquisitions have been accounted for as purchases and resulted in an increase in goodwill of approximately $41,000,000 in 2005. Currency translation adjustments related to specialty plastic films’ foreign operations increased goodwill by $2,600,000 in 2006 and $4,800,000 in 2005.

Goodwill and other intangible assets include the following:

	2006	2005
Goodwill	$99,540,000	$96,098,000
Customer relationships	25,175,000	26,321,000
Unpatented technology	10,514,000	9,937,000
Other	731,000	909,000
	$135,960,000	$133,265,000

The useful lives of amortizable intangible assets average approximately twenty-five years and amortization will average approximately $1,200,000 for each of the five succeeding years.

Assets acquired and liabilities assumed as a consequence of the Finotech minority interest purchase included property, plant and equipment of $8,300,000, intangible assets of $25,000,000, goodwill of $33,900,000 and tax liabilities of $11,200,000. Pro forma results of operations had the purchase taken place at the beginning of fiscal 2005 or 2004 are as follows:

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

The provision for income taxes is comprised of the following:

	2006	2005	2004
Current	$30,924,000	$27,457,000	$30,421,000
Deferred	(4,012,000)	(1,740,000)	8,336,000
	$26,912,000	$25,717,000	$38,757,000

	2006	2005	2004
Federal	$21,135,000	$14,794,000	$18,407,000
Foreign	1,843,000	7,545,000	16,907,000
State and local	3,934,000	3,378,000	3,443,000
	$26,912,000	$25,717,000	$38,757,000

The components of income before income taxes are as follows:

	2006	2005	2004
Domestic	$67,323,000	$54,249,000	$57,597,000
Foreign	11,375,000	24,696,000	47,152,000
	$78,698,000	$78,945,000	$104,749,000

The provision for income taxes includes current U.S. Federal income taxes of $25,048,000 in 2006, $16,714,000 in 2005 and $9,580,000 in 2004. The deferred taxes result primarily from differences in the reporting of depreciation, interest, the allowance for doubtful accounts, inventory valuation, and other currently nondeductible accruals. Prepaid expenses and other assets at September 30, 2006 and 2005 include deferred income tax assets aggregating $19,900,000 and $18,900,000, respectively, attributable primarily to accruals and allowances that are not presently deductible. Other liabilities and deferred credits at September 30, 2006 and 2005 included deferred taxes of $15,700,000 and $22,200,000, respectively, attributable primarily to depreciation and interest. The company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries because of management’s intent to indefinitely reinvest such earnings. At September 30, 2006, the company’s share of the undistributed earnings of the foreign subsidiaries amounted to approximately $73,000,000.

Cash payments for income taxes were $30,814,000, $11,050,000 and $26,960,000 in 2006, 2005 and 2004, respectively.

The company’s provision for income taxes includes a benefit of $1,359,000 in 2006 and $1,315,000 in 2005 reflecting the resolution of certain previously recorded tax liabilities principally due to the closing for adjustments by statute of prior years’ tax returns. The following table indicates the significant elements contributing to the difference between the U.S. Federal statutory tax rate and the company’s effective tax rate:

	2006	2005	2004
U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
State and foreign income taxes	1.5	1.4	2.5
Resolution of contingencies	(1.7)	(1.7)	—
Other	(.6)	(2.1)	(.5)
Effective tax rate	34.2%	32.6%	37.0%

Research and development costs, shipping and handling costs and advertising costs

Research and development costs not recoverable under contractual arrangements are charged to selling, general and administrative expense as incurred. Approximately $15,300,000, $16,100,000 and $17,400,000 in 2006, 2005 and 2004, respectively, was incurred on such research and development.

Selling, general and administrative expenses include shipping and handling costs of $39,200,000 in 2006, $34,400,000 in 2005 and $34,000,000 in 2004, and advertising costs of $17,200,000 in 2006.

Accrued liabilities and other liabilities and deferred credits

Accrued liabilities included the following at September 30:

	2006	2005
Payroll and other employee benefits	$31,300,000	$30,900,000
Insurance and related accruals	12,100,000	12,500,000

Other liabilities and deferred credits included pension liabilities of $43.7 million at September 30, 2006 and $48.9 million at September 30, 2005.

Earnings per share (EPS)

Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of Common Stock outstanding during the period. The weighted average number of shares of Common Stock used in determining basic EPS was 29,968,000 in 2006, 29,851,000 in 2005 and 29,762,000 in 2004.

Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of Common Stock outstanding plus additional common shares that could be issued in connection with potentially dilutive securities. The weighted average number of shares of Common Stock used in determining diluted EPS was 31,326,000 in 2006, 31,416,000 in 2005 and 31,586,000 in 2004 and reflects additional shares primarily in connection with stock option and other stock-based compensation plans.

In October 2004 the Financial Accounting Standards Board (“FASB”) ratified the consensus of the Emerging Issues Task Force on Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.” This consensus requires contingently convertible debt to be included in the calculation of diluted earnings per share even though related market based contingencies have not been met. Holders of the company’s 4% convertible subordinated notes are entitled to convert their notes upon the occurrence of certain events and on the terms described in Note 2. Shares potentially issuable upon conversion will be included in the calculation of diluted earnings per share using the “treasury stock” method. Adoption of Issue 04-8, which became effective in fiscal 2005, did not affect the company’s fiscal 2004 or previously reported diluted earnings per share amounts.

Recent accounting pronouncements

The FASB has issued SFAS 123R, “Share-Based Payment,” which requires that compensation costs relating to share-based payment transactions be recognized in the financial statements based upon fair value, eliminates the option to continue to account for such compensation under APB Opinion No. 25 and, pursuant to SEC Release 33-8568, became effective in the first quarter of fiscal 2006. The company adopted this pronouncement using modified prospective application and previously reported operating results and earnings per share amounts are unchanged. (See Note 3). The FASB has also issued Statements of Financial Accounting Standards Nos. 151, “Inventory Costs”;  152, “Accounting for Real Estate Time-Sharing Transactions”; 153, “Exchange of Nonmonetary Assets”;  154, “Accounting Changes and Error Corrections”; 155, “Accounting for Certain Hybrid Financial Instruments”; 156, “Accounting for Servicing of Financial Assets”; 157, “Fair Value Measurements”; 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”; Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”;  Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”; and Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”  SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as period charges and became effective in fiscal 2006. SFAS 152 requires that real estate time-sharing transactions be accounted for pursuant to the AICPA Statement of Position, “Accounting for Real Estate Time-Sharing Transactions” rather than SFAS 66 and SFAS 67 and became effective in fiscal 2006. SFAS No. 153 replaces the exception from fair value measurement for non-monetary exchanges of similar productive assets with an exception for exchanges that do not have commercial substance and became effective in fiscal 2006. SFAS 154, which becomes effective in fiscal 2007, changes the accounting for and reporting of a change in accounting principle by generally requiring that they be retrospectively applied in prior period financial statements. SFAS 155 establishes the accounting for certain derivatives embedded in other financial instruments. SFAS 156 amends the accounting for separately recognized servicing assets and liabilities. SFAS 157 defines fair value and establishes a framework for fair value measurements. SFAS 158 requires that the funded status of defined benefit plans be recognized in the balance sheet. Interpretation 47 clarified when certain asset retirement obligations should be recognized and became effective in fiscal 2006. Staff Position 123(R)-3 permits the company to elect to follow the transition guidance for the additional paid-in-capital pool or the pronouncement’s alternative transition method. Interpretation 48, which becomes effective in fiscal 2008, clarifies the accounting for uncertainty in income taxes recognized in the financial statements. Also, the SEC has issued Staff Accounting Bulletin No. 108 concerning the manner in which prior period errors in financial statements should be evaluated. The company does not believe that the adoption of SFAS 151, SFAS 152, SFAS 153, SFAS 154, SFAS 155, SFAS 156, SFAS 157, SFAS 158 Interpretation 47 and SAB 108 have had or will have a material effect on the company’s consolidated financial position, results of operations or cash flows. The company is currently assessing what the effects of Staff Position 123(R)-3 and of Interpretation 48 will be on the financial statements.

NOTE 2—NOTES PAYABLE AND LONG-TERM DEBT:

At September 30, 2006 and 2005, the company had short-term notes payable of $7,196,000 and $7,189,000, respectively, principally in connection with its European operations. The average interest rate of outstanding short-term debt was 5.8% at September 30, 2006 and 2005.

Long-term debt at September 30 consisted of the following:

	2006	2005
4% convertible subordinated notes	$130,000,000	$130,000,000
Notes payable to banks—revolving credits	69,000,000	60,000,000
Notes payable to banks—term loan	—	3,606,000
Real estate mortgages	8,951,000	9,509,000
ESOP loan	2,083,000	2,500,000
Other	90,000	361,000
	210,124,000	205,976,000
Less: current portion	(896,000)	(9,436,000)
	$209,228,000	$196,540,000

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

In December 2005, the company and a subsidiary entered into a new five-year senior secured multicurrency revolving credit facility in the amount of up to $150,000,000. Commitments under the credit agreement may be increased by $50,000,000 under certain circumstances upon request of the company. Borrowings under the credit agreement bear interest (6.41% at September 30, 2006) at rates based upon LIBOR or the prime rate and are collateralized by stock of a subsidiary of the company. The credit agreement replaced a loan agreement dating from October 2001 and refinanced $60 million of borrowings under such agreement. The proceeds of additional borrowings under the credit agreement have been used for general corporate purposes.

The company’s European operations have bank agreements that provide for revolving credit up to $32,000,000 with no outstanding borrowings at September 30, 2006 and a term loan with a balance of $3,606,000 at September 30, 2005 which was paid in 2006. At September 30, 2005, amounts outstanding bore interest at 3.4%, under the term loan agreement.

Real estate mortgages bear interest at rates from 6.3% to 6.6% with maturities extending through 2016 and are collateralized by real property whose carrying value at September 30, 2006 aggregated approximately $13,000,000.

The company’s ESOP (see Note 4) has a loan agreement the proceeds of which were used to purchase equity securities of the company. Outstanding borrowings of the ESOP have maturities extending through 2011, bear interest at rates (6.64% at September 30, 2006 and 5.21% at September 30, 2005) based upon the prime rate or LIBOR and are guaranteed by the company.

The following are the maturities of long-term debt outstanding at September 30, 2006:

2007	$896,000
2008	820,000
2009	847,000
2010	876,000
2011	69,907,000
Later Years	136,779,000

NOTE 3—SHAREHOLDERS’ EQUITY:

On October 1, 2005 the company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (see Note 1). The company previously adopted stock option plans under which options for an aggregate of 6,950,000 shares of Common Stock may be granted. As of September 30, 2006 options for 34,872 shares remain available for future grants under such plans. The plans provide for the granting of options at an exercise price of not less than 100% of the fair market value per share at date of grant. Options generally expire ten years after date of grant and become exercisable in equal installments over two to four years. Additionally, during 2006 shareholders approved the Griffon Corporation 2006 Equity Incentive Plan (“Incentive Plan”) under which awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares and deferred shares may be granted. The maximum number of shares of common stock available for award under the Incentive Plan is 1,700,000. Transactions under the stock options plans are as follows:

	NUMBER	WEIGHTED
	OF SHARES	AVERAGE
	UNDER	EXERCISE
	OPTION	PRICE
Outstanding at September 30, 2003	6,884,400	$10.50
Granted	256,000	$18.69
Exercised	(1,375,772)	$8.41
Forfeited/expired	(23,825)	$16.99
Outstanding at September 30, 2004	5,740,803	$11.48
Granted	342,700	$19.38
Exercised	(2,456,363)	$10.87
Forfeited/expired	(8,200)	$18.62
Outstanding at September 30, 2005	3,618,940	$12.62
Granted	122,500	$28.06
Exercised.	(881,307)	$11.18
Forfeited/expired	(39,547)	$19.74
Outstanding at September 30, 2006	2,820,586	$13.65

During 2006, 25,000 options were issued under the Incentive Plan at an average exercise price of $24.31 and none were forfeited or exercised during the year. Also, the company awarded approximately 309,000 shares of restricted stock under the Incentive Plan. Approximately 44,000 shares of the restricted stock awarded vests over three years with the remaining awards vesting over five years. The weighted average grant-date fair value of the restricted stock awards was $7,413,000. None of the restricted stock awards were forfeited or vested at September 30, 2006. The number of shares available under the Incentive

Plan is reduced by a factor of two to one for awards other than stock options. If the remaining shares available under the Incentive Plan were awarded through stock options, approximately 1,056,000 shares would be issued or if the remaining shares were awarded as restricted stock approximately 528,000 shares would be issued.

The total intrinsic value of stock options exercised was approximately $11,818,000, $24,746,000 and $16,561,000 in 2006, 2005 and 2004, respectively. At September 30, 2006 the total compensation cost related to nonvested awards not recognized was $9,785,000 which is expected to be recognized over a weighted average period of 4.1 years.

At September 30, 2006 option groups outstanding and exercisable are as follows:

	Outstanding Options
		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Remaining	Exercise	Intrinsic
Range of Exercise Prices	Options	Life	Price	Value
$20.99 to $28.06	376,000	8.3 years	$24.05	$420,000
$13.34 to $18.55	1,082,411	4.5	$15.14	$9,451,000
$8.35 to $12.00	1,226,600	3.1	$9.91	$17,129,000
$6.59 to $6.82	135,575	3.7	$6.74	$2,322,000

	Exercisable Options
		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
Range of Exercise Prices	Options	Price	Value
$20.99 to $24.13	246,668	$22.20	$420,000
$13.34 to $18.55	1,002,657	$14.87	$9,027,000
$8.35 to $12.00	1,226,600	$9.91	$17,129,000
$6.59 to $6.82	135,575	$6.74	$2,322,000

Approximately 2,612,000, 3,331,000 and 5,217,000 exercisable options with weighted average exercise prices of $12.81, $11.95 and $10.88 were outstanding at September 30, 2006, 2005 and 2004, respectively.

Additionally, in 2005 an option to purchase 250,000 shares of common stock at $22.94 per share was granted to an executive officer of the company, which was not under a stock option plan. The option vested immediately, has a seven year life and is exercisable 50% after one year and 100% after two years.

For the year ended September 30, 2006, the company recognized $1,711,000 of stock-based compensation. For the years ended September 30, 2005 and 2004, the company elected to account for stock-based compensation under Opinion No. 25. Accordingly, no compensation expense had been recognized in connection with options granted.

Had compensation expense for options granted been determined based on the fair value at the date of grant in accordance with Statement No. 123, the company’s net income and earnings per share would have been as follows:

	2005	2004
Net income, as reported	$48,813,000	$53,859,000
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,976,000)	(1,984,000)
Pro forma net income	$44,837,000	$51,875,000
Earnings per share
As reported—
Basic	$1.64	$1.81
Diluted	1.55	1.71
Pro forma—
Basic	$1.50	$1.74
Diluted	1.41	1.62

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of options granted in fiscal 2006, 2005 and 2004 were $13.25, $9.06 and $10.35, respectively, based upon the following weighted average assumptions: expected volatility (.365 in 2006, .374 in 2005 and .380 in 2004), risk-free interest rate (5.02% in 2006, 4.03% in 2005 and 3.99% in 2004), expected life (7 years in 2006, 6.2 years in 2005 and 7 years in 2004), and expected dividend yield (0% in 2006, 2005 and 2004).

The company has an Outside Director Stock Award Plan (the “Outside Director Plan”), which was approved by the shareholders in 1994, under which 330,000 shares may be issued to non-employee directors. Annually, each eligible director is awarded shares of the company’s Common Stock having a value of $10,000 which vests over a three-year period.

For shares issued under the Outside Director Plan, the fair market value of the shares at the date of issuance is recognized as compensation expense over the vesting period. In 2006, 2005 and 2004, 5,004, 4,246, and 4,650 shares, respectively, were issued under the Outside Director Plan.

As of September 30, 2006, a total of approximately 4,700,000 shares of the company’s authorized Common Stock were reserved for issuance in connection with stock compensation plans.

On May 9, 2006 the company’s shareholder rights plan expired according to its terms and was not replaced.

A wholly-owned subsidiary of the company has a lease agreement that limits dividends and advances it may pay to the parent company. The agreement permits the payment of income taxes based on a tax sharing arrangement, and dividends based on a percentage of the subsidiary’s net income. At September 30, 2006 the subsidiary had net assets of approximately $427,000,000.

NOTE 4—PENSION PLANS:

The company has pension plans that cover substantially all employees, most of which are defined contribution plans. Company contributions to the defined contribution plans are generally based upon various percentages of compensation, and aggregated $8,400,000 in 2006, $8,600,000 in 2005 and $7,100,000 in 2004. The company also has defined benefit pension plans covering certain employees.

The company has accounted for and disclosed information about its defined benefit pension plans pursuant to Statement of Financial Accounting Standards No. 87 (“SFAS 87”) and “Employers’

Accounting for Pensions,” SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”  In September 2006 the Financial Accounting Standards Board issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which amends SFAS No.’s 87 and 132(R). (See Note 1.)

Plan assets and benefit obligations of the defined benefit plans are as follows:

	September 30
	2006	2005
Change in benefit obligation—
Projected benefit obligation, beginning of year	$66,958,000	$42,167,000
Service cost	1,355,000	1,566,000
Interest cost	3,454,000	3,012,000
Actuarial (gain) loss	(3,854,000)	21,643,000
Benefit payments	(3,007,000)	(1,430,000)
Projected benefit obligation, end of year	64,906,000	66,958,000
Change in plan assets—
Fair value of plan assets, beginning of year	17,499,000	15,219,000
Actual return on plan assets	1,683,000	1,929,000
Contributions	4,894,000	1,781,000
Benefits paid	(3,007,000)	(1,430,000)
Fair value of plan assets, end of year	21,069,000	17,499,000
Reconciliation of funded status—
Projected benefit obligation in excess of plan assets	(43,837,000)	(49,459,000)
Unrecognized net loss	26,942,000	33,981,000
Unrecognized prior service cost	1,774,000	2,096,000
Unrecognized net transition asset	(4,000)	(3,000)
Net amount recognized	$(15,125,000)	$(13,385,000)
Balance sheet amounts—
Accumulated other comprehensive income	$26,181,000	$33,180,000
Intangible asset	1,774,000	2,097,000
Accrued pension liabilities	(43,080,000)	(48,662,000)
Net amount recognized	$(15,125,000)	$(13,385,000)
Accumulated benefit obligation	$64,149,000	$66,162,000

Net periodic pension cost for the defined benefit plans was as follows:

	2006	2005	2004
Service cost	$1,355,000	$1,566,000	$1,427,000
Interest cost	3,454,000	3,012,000	2,305,000
Expected return on plan assets	(1,498,000)	(1,285,000)	(1,054,000)
Amortization of net actuarial loss	3,001,000	1,782,000	907,000
Amortization of prior service cost	322,000	322,000	322,000
Amortization of transition asset	(1,000)	(1,000)	(1,000)
	$6,633,000	$5,396,000	$3,906,000

The following actuarial assumptions were used for the company’s defined benefit pension plans:

	2006	2005	2004
Discount rate	5.85%	5.25%	6.25%
Expected return on plan assets	8.50%	8.50%	8.50%
Compensation rate increase	3.00%-3.50%	3.00%-3.50%	3.00%–5.50%

The company expects to contribute approximately $3,600,000 to the defined benefits plans in fiscal 2007 and expected benefit payments under the defined benefit plans at September 30, 2006 are $2,391,000 in 2007, $4,188,000 in 2008, $4,681,000 in 2009, $4,709,000 in 2010, $4,804,000 in 2011 and $25,650,000 in the years 2012 to 2016.

At September 30, 2006 and 2005, the asset allocation percentage of the defined benefit plans was as follows:

	Target Allocation	Percentage of Plan Assets
Asset Category	2006	2006	2005
Equity securities	65%	68%	65%
Debt securities	28%	25%	25%
Other	7%	7%	10%
Totals	100%	100%	100%

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

The company has an Employee Stock Ownership Plan (“ESOP”) that covers substantially all employees. Shares of the ESOP which have been allocated to employee accounts are charged to expense based on the fair value of the shares transferred and are treated as outstanding in earnings per share calculations. Compensation expense under the ESOP was $849,000 in 2006, $916,000 in 2005 and $832,000 in 2004. The cost of shares held by the ESOP and not yet allocated to employees is reported as a reduction of shareholders’ equity.

NOTE 5—COMMITMENTS AND CONTINGENCIES:

The company and its subsidiaries rent real property and equipment under operating leases expiring at various dates. Most of the real property leases have escalation clauses related to increases in real property taxes.

Future minimum payments under noncancellable operating leases consisted of the following at September 30, 2006:

2007	$30,000,000
2008	19,000,000
2009	11,800,000
2010	7,800,000
2011	4,500,000
Later years	5,000,000

Rent expense for all operating leases totaled approximately $36,700,000, $35,700,000 and $31,400,000 in 2006, 2005 and 2004, respectively.

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

NOTE 6—QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

Quarterly results of operations for the years ended September 30, 2006 and 2005 are as follows:

	QUARTERS ENDED
	SEPTEMBER 30	JUNE 30	MARCH 31	DECEMBER 31
	2006	2006	2006	2005
Net sales	$482,834,000	$429,071,000	$366,151,000	$358,524,000
Gross profit	114,054,000	108,278,000	90,253,000	89,169,000
Net income	18,439,000	19,363,000	7,208,000	6,776,000
Earnings per share of common stock(1):
Basic	$.62	$.65	$.24	$.22
Diluted	$.60	$.61	$.23	$.22

	QUARTERS ENDED
	SEPTEMBER 30	JUNE 30	MARCH 31	DECEMBER 31
	2005	2005	2005	2004
Net sales	$388,442,000	$350,904,000	$322,473,000	$340,174,000
Gross profit	112,424,000	91,592,000	77,320,000	88,292,000
Net income	22,623,000	12,854,000	4,144,000	9,192,000
Earnings per share of common stock(1):
Basic	$.74	$.43	$.14	$.31
Diluted	$.71	$.41	$.13	$.29

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

Information on the company’s business segments is as follows:

			Electronic
			Information and	Specialty
	Garage	Installation	Communication	Plastic
	Doors	Services	Systems	Films	Totals
Revenues from external customers—
2006	$529,129,000	$338,641,000	$387,437,000	$381,373,000	$1,636,580,000
2005	510,897,000	299,945,000	220,993,000	370,158,000	1,401,993,000
2004	454,938,000	306,851,000	220,674,000	411,346,000	1,393,809,000
Intersegment revenues—
2006	$20,572,000	$90,000	$—	$—	$20,662,000
2005	21,451,000	96,000	—	—	21,547,000
2004	21,643,000	141,000	—	—	21,784,000
Segment profit—
2006	$41,171,000	$9,238,000	$39,609,000	$15,450,000	$105,468,000
2005	37,669,000	9,135,000	18,117,000	31,582,000	96,503,000
2004	42,600,000	10,909,000	20,224,000	52,655,000	126,388,000
Segment assets—
2006	$207,156,000	$83,004,000	$263,912,000	$322,479,000	$876,551,000
2005	182,293,000	69,773,000	200,409,000	304,135,000	756,610,000
2004	180,766,000	64,709,000	158,029,000	228,510,000	632,014,000
Segment capital expenditures—
2006	$22,277,000	$620,000	$7,827,000	$10,564,000	$41,288,000
2005	6,151,000	592,000	5,968,000	27,118,000	39,829,000
2004	7,148,000	1,253,000	5,085,000	41,304,000	54,790,000
Depreciation and amortization expense—
2006	$7,644,000	$1,371,000	$5,409,000	$18,264,000	$32,688,000
2005	7,097,000	1,434,000	5,335,000	16,306,000	30,172,000
2004	7,069,000	1,496,000	4,318,000	13,459,000	26,342,000

Goodwill at September 30, 2006 includes approximately $12,900,000 attributable to the garage doors segment, $19,400,000 in the electronic information and communication systems segment and $67,200,000 in the specialty plastic films segment.

Following are reconciliations of segment profit, assets, capital expenditures and depreciation and amortization expense to amounts reported in the consolidated financial statements:

	2006	2005	2004
Profit—
Profit for all segments	$105,468,000	$96,503,000	$126,388,000
Unallocated amounts	(18,058,000)	(15,121,000)	(14,643,000)
Interest expense and other, net(1)	(8,712,000)	(2,437,000)	(6,996,000)
Income before income taxes	$78,698,000	$78,945,000	$104,749,000
Assets—
Total for all segments	$876,551,000	$756,610,000	$632,014,000
Unallocated amounts	53,607,000	97,004,000	121,156,000
Intersegment eliminations	(1,944,000)	(2,187,000)	(3,654,000)
Total consolidated assets	$928,214,000	$851,427,000	$749,516,000
Capital expenditures—
Total for all segments	$41,288,000	$39,829,000	$54,790,000
Unallocated amounts	819,000	171,000	1,334,000
Total consolidated capital expenditures	$42,107,000	$40,000,000	$56,124,000
Depreciation and amortization expense—
Total for all segments	$32,688,000	$30,172,000	$26,342,000
Unallocated amounts	2,412,000	2,441,000	1,989,000
Total consolidated depreciation and amortization	$35,100,000	$32,613,000	$28,331,000

(1)          Includes pre-tax gain in 2005 of $3.7 million on sale of land and building.

Revenues, based on the customers’ locations, and property, plant and equipment attributed to the United States and all other countries are as follows:

	2006	2005	2004
Revenues by geographic area—
United States	$1,286,470,000	$1,058,620,000	$1,045,943,000
Germany	74,886,000	66,853,000	73,341,000
United Kingdom	21,392,000	31,162,000	40,370,000
Canada	59,797,000	55,912,000	40,543,000
Poland	21,900,000	30,704,000	35,823,000
All other countries	172,135,000	158,742,000	157,789,000
Consolidated net sales	$1,636,580,000	$1,401,993,000	$1,393,809,000
Property, plant and equipment by geographic area—
United States	$133,005,000	$111,086,000	$113,631,000
Germany	79,493,000	88,102,000	86,815,000
All other countries	19,477,000	17,712,000	3,093,000
Consolidated property, plant and equipment	$231,975,000	$216,900,000	$203,539,000

Sales to a customer of the specialty plastic films segment were approximately $226,000,000 in 2006, $255,000,000 in 2005 and $302,000,000 in 2004. Sales to the United States Government and its agencies, either as a prime contractor or subcontractor, aggregated approximately $282,000,000 in 2006, $114,000,000 in 2005 and $132,000,000 in 2004, all of which are included in the electronic information and communication systems segment. Unallocated amounts include general corporate expenses and assets, which consist mainly of cash, investments, and other assets not attributable to any reportable segment.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.                Controls and Procedures

Evaluation and Disclosure Controls and Procedures

The company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the company’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of the company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the company’s internal control over financial reporting as of September 30, 2006 and concluded that it is effective.

The company’s independent registered public accounting firm, Grant Thornton LLP, has audited the effectiveness of the company’s internal control over financial reporting and management’s assessment of the effectiveness of the company’s internal control over financial reporting as of September 30, 2006, and has expressed unqualified opinions in their report which appears in this Form 10-K.

Changes in Internal Controls

There were no changes in the company’s internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the fourth quarter of the fiscal year ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Griffon Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Griffon Corporation (a Delaware corporation) and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Griffon Corporation and subsidiaries maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Griffon Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of September 30, 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended and our report dated December 13, 2006 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP
Melville, New York
December 13, 2006

Item 9B.               Other Information

None

PART III

The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to the company’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in February, 2007, to be filed with the Securities and Exchange Commission within 120 days following the end of the company’s fiscal year ended September 30, 2006. Information relating to the executive officers of the Registrant appears under Item 1 of this report.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules

The following consolidated financial statements of Griffon Corporation and subsidiaries are included in Item 8:

				Page
(a)	1.	Financial Statements
		Consolidated Balance Sheets at September 30, 2006 and 2005		33
		Consolidated Statements of Income for the Years Ended September 30, 2006, 2005 and 2004		34
		Consolidated Statements of Cash Flows for the Years Ended September 30, 2006, 2005 and 2004		35
		Consolidated Statements of Shareholders’ Equity for the Years Ended September 30, 2006, 2005 and 2004		36
		Notes to Consolidated Financial Statements		37
	2.	Schedules
		I	Condensed Financial Information of Registrant	S-1
		II	Valuation and Qualifying Accounts	S-2
		Schedules other than those listed are omitted because they are not applicable or because the information required is included in the consolidated financial statements.
	3.	Exhibits

Exhibit No.
3.1	Restated Certificate of Incorporation (Exhibit 3.1 of Annual Report on Form 10-K for the year ended September 30, 1995 (Commission File No. 1-06620))
3.2	Amended and restated By-laws (Exhibit 3 of Current Report on Form 8-K dated May 2, 2001 (Commission File No. 1-06620))
4.1

Credit Agreement, dated as of December 15, 2005, among Griffon Corporation, Telephonics Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 10.1 of Current Report on Form 8-K dated December 15, 2005 (Commission File No. 1-06620))

4.2

Pledge Agreement, dated as of December 15, 2005, between Griffon Corporation and JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 10.2 of Current Report on Form 8-K dated December 15, 2005 (Commission File No. 1-06620))

4.3

Indenture, dated as of June 22, 2004, between the Registrant and American Stock Transfer and Trust Company, including the form of note. (Exhibit 4.3 to Annual Report on Form 10-K for the year ended September 30, 2005 (Commission File No. 1-06620))

4.4

Irrevocable Election Letter related to Indenture dated as of June 22, 2004 between the Registrant and American Stock Transfer and Trust Company (Exhibit 4.4 to Annual Report on Form 10-K for the year ended September 30, 2005 (Commission File No. 1-06620))

10.1	Employment Agreement dated as of July 1, 2001 between the Registrant and Harvey R. Blau (Exhibit 10.1 of Current Report on Form 8-K dated May 2, 2001 (Commission File No. 1-06620))

10.2	Employment Agreement dated as of July 1, 2001 between the Registrant and Robert Balemian (Exhibit 10.2 of Current Report on Form 8-K dated May 2, 2001 (Commission File No. 1-06620))
10.3*	Form of Trust Agreement between the Registrant and Wachovia Bank, National Association, as Trustee, dated October 2, 2006, relating to the company’s Employee Stock Ownership Plan
10.4	1992 Non-Qualified Stock Option Plan (Exhibit 10.10 of Annual Report on Form 10-K for the year ended September 30, 1993 (Commission File No. 1-06620))
10.5	Non-Qualified Stock Option Plan (Exhibit 10.12 of Annual Report on Form 10-K for the year ended September 30, 1998 (Commission File No. 1-06620))
10.6	Form of Indemnification Agreement between the Registrant and its officers and directors (Exhibit 28 to Current Report on Form 8-K dated May 3, 1990 (Commission File No. 1-06620))
10.7	Outside Director Stock Award Plan (Exhibit 4 of Form S-8 Registration Statement No. 33-52319)
10.8	1997 Stock Option Plan (Exhibit 4.2 of Form S-8 Registration Statement No. 333-21503)
10.9	2001 Stock Option Plan (Exhibit 4.1 of Form S-8 Registration Statement No. 333-67760)
10.10	Senior Management Incentive Compensation Plan (Exhibit 4.2 of Form S-8 Registration Statement No. 333-62319)
10.11	1998 Employee and Director Stock Option Plan, as amended (Exhibit 4.1 of Form S-8 Registration Statement No. 333-102742)
10.12	1998 Stock Option Plan (Exhibit 4.1 of Form S-8 Registration Statement No. 333-62319)
10.13

Amendment to Employment Agreement between the Registrant and Harvey R. Blau dated August 8, 2003 (Exhibit 10.1 of Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 1-06620))

10.14	Non-Qualified Stock Option Agreement (Exhibit 4.1 of Form S-8 Registration Statement No. 333-131737)
10.15	Griffon Corporation 2006 Equity Incentive Plan (Exhibit 4.3 of Form S-8 Registration Statement No. 333-133833)
10.16	Amendment No. 2 to Employment Agreement, dated July 18, 2006 between the Registrant and Harvey R. Blau (Exhibit 10.1 to Current Report on Form 8-K dated July 18, 2006 (Commission File No. 1-06620))
10.17	Severance agreement, dated July 18, 2006 between the Registrant and Patrick Alesia (Exhibit 10.2 to Current Report on Form 8-K dated July 18, 2006 (Commission File No. 1-06620))
10.18	Supplemental Executive Retirement Plan as amended through July 18, 2006 (Exhibit 10.3 to Current Report on Form 8-K dated July 18, 2006 (Commission File No. 1-06620))
10.19	Griffon Corporation 2006 Performance Bonus Plan (Exhibit 10.2 to Current Report on Form 8-K dated February 3, 2006 (Commission File No. 1-06620)
10.20	Form of Restricted Stock Award Agreement under the Griffon Corporation 2006 Equity Incentive Plan (Exhibit 10.3 to Current Report on Form 8-K/A dated February 3, 2006 (Commission File No. 1-06620)

10.21	Employment Agreement dated as of March 1, 2005 between the Registrant and Eric Edelstein (Exhibit 10.1 to Current Report on Form 8-K dated March 1, 2005 (Commission File No. 1-06620))
14	Code of Ethics for Senior Financial Officers (Exhibit 14 to Annual Report on Form 10-K for the year ended September 30, 2003 (Commission File No. 1-06620))
21

The following lists the company’s significant subsidiaries all of which are wholly-owned by the company. The names of certain subsidiaries which do not, when considered in the aggregate, constitute a significant subsidiary, have been omitted.

Name of Subsidiary	State of Incorporation
Clopay Corporation	Delaware
Telephonics Corporation	Delaware

23*	Consent of Grant Thornton LLP
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 USC Section 1350.

*                    Filed herewith. All other exhibits are incorporated herein by reference to the exhibit indicated in the parenthetical references.

The following undertakings are incorporated into the company’s Registration Statements on Form S-8 (Registration Nos. 33-39090, 33-62966, 33-52319, 333-21503, 333-62319, 333-84409, 333-67760, 333-88422, 333-102742, 333-131737 and 333-133833).

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of December 2006.

GRIFFON CORPORATION
By:	/s/ HARVEY R. BLAU
Harvey R. Blau,
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 14, 2006 by the following persons in the capacities indicated:

/s/ HARVEY R. BLAU	Chairman of the Board and Chief Executive Officer
Harvey R. Blau	(Principal Executive Officer)
/s/ ERIC EDELSTEIN	Executive Vice President and Chief Financial Officer
Eric Edelstein	(Principal Financial and Accounting Officer)
/s/ PATRICK L. ALESIA	Vice President , Secretary and Treasurer
Patrick L. Alesia
/s/ HENRY A. ALPERT	Director
Henry A. Alpert
/s/ BERTRAND M. BELL	Director
Bertrand M. Bell
/s/ BLAINE V. FOGG	Director
Blaine V. Fogg
/s/ ROBERT HARRISON	Director
Robert Harrison
/s/ CLARENCE A. HILL, JR.	Director
Clarence A. Hill, Jr.
/s/ RONALD J. KRAMER	Director
Ronald J. Kramer
/s/ DONALD J. KUTYNA	Director
Donald J. Kutyna
/s/ JAMES W. STANSBERRY	Director
James W. Stansberry
/s/ MARTIN S. SUSSMAN	Director
Martin S. Sussman
/s/ WILLIAM H. WALDORF	Director
William H. Waldorf
/s/ JOSEPH J. WHALEN	Director
Joseph J. Whalen
/s/ LESTER L. WOLFF	Director
Lester L. Wolff

GRIFFON CORPORATION
SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS—SEPTEMBER 30, 2006 AND 2005

	September 30,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$1,437,000	$21,677,000
Prepaid expenses and other current assets	18,427,000	18,699,000
Total current assets	19,864,000	40,376,000
Property, plant & equipment at cost, less accumulated depreciation	1,076,000	1,274,000
Investment in subsidiaries	655,344,000	574,156,000
Other assets	13,322,000	14,144,000
	$689,606,000	$629,950,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$417,000	$417,000
Accounts payable and accrued liabilities	21,481,000	22,824,000
Income taxes	7,813,000	5,962,000
Total current liabilities	29,711,000	29,203,000
Long-term liabilities:
Convertible subordinated notes	130,000,000	130,000,000
Notes payable to banks	69,000,000	60,000,000
Other	48,450,000	48,793,000
	247,450,000	238,793,000
Shareholders’ equity	412,445,000	361,954,000
	$689,606,000	$629,950,000

S-1

GRIFFON CORPORATION
SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30,

	2006	2005	2004
Costs and Expenses:
General and administrative expenses	$16,576,000	$13,068,000	$14,200,000
Interest expense and other, net	5,804,000	5,294,000	5,374,000
	22,380,000	18,362,000	19,574,000
Loss before credit for federal income taxes and equity in net income of subsidiaries	(22,380,000)	(18,362,000)	(19,574,000)
Credit for federal income taxes resulting from tax sharing arrangement with subsidiaries	(9,118,000)	(8,388,000)	(7,599,000)
Loss before equity in net income of subsidiaries	(13,262,000)	(9,974,000)	(11,975,000)
Equity in net income of subsidiaries	65,048,000	58,787,000	65,834,000
Net income	$51,786,000	$48,813,000	$53,859,000

S-1a

GRIFFON CORPORATION
SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30,

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$51,786,000	$48,813,000	$53,859,000
Adjustments to reconcile net income to net cash provided (used) by operating activities—
Deferred income taxes	(1,514,000)	(1,740,000)	8,827,000
Stock-based compensation	1,711,000	—	—
Equity in net income of subsidiaries	(65,048,000)	(58,787,000)	(65,834,000)
Change in assets and liabilities—
(Increase) decrease in prepaid expenses and other assets	272,000	239,000	(417,000)
Increase in accounts payable, accrued liabilities and income taxes payable	565,000	16,029,000	3,061,000
Other changes, net	3,181,000	3,296,000	4,021,000
	(60,833,000)	(40,963,000)	(50,342,000)
Net cash provided (used) by operating activities	(9,047,000)	7,850,000	3,517,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(12,000)	(32,000)	(559,000)
Advances to subsidiaries	(6,550,000)	(72,155,000)	—
Distributions from subsidiaries	—	—	17,782,000
Net cash provided (used) by investing activities	(6,562,000)	(72,187,000)	17,223,000
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares	(19,811,000)	(25,909,000)	(28,400,000)
Proceeds from issuance of long-term debt	74,000,000	60,000,000	—
Payment of long-term debt	(65,416,000)	(500,000)	(500,000)
Exercise of stock options	2,639,000	20,261,000	5,473,000
Tax benefit from exercise of stock options	4,136,000	—	—
Other, net	(179,000)	—	(268,000)
Net cash provided (used) by financing activities	(4,631,000)	53,852,000	(23,695,000)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(20,240,000)	(10,485,000)	(2,955,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	21,677,000	32,162,000	35,117,000
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,437,000	$21,677,000	$32,162,000

S-1b

GRIFFON CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004

		Additions			Deductions
	Balance at	Charged to	Charged to		Accounts		Balance at
	Beginning	Profit and	Other		Written		End
Description	of Period	Loss	Accounts		Off	Other	of Period
FOR THE YEAR ENDED SEPTEMBER 30, 2006:
Allowance for doubtful accounts:
Bad debts	$6,001,000	$1,792,000	$388,000		$1,597,000	$241,000	$6,343,000
Sales returns and allowances	2,119,000	2,803,000	75,000		2,239,000	—	2,758,000
	$8,120,000	$4,595,000	$463,000		$3,836,000	$241,000	$9,101,000
Inventory valuation	$7,245,000	$3,187,000	$—		$1,741,000	$(82,000)	$8,773,000
FOR THE YEAR ENDED SEPTEMBER 30, 2005:
Allowance for doubtful accounts:
Bad debts	$6,273,000	$988,000	$470,000		$1,730,000	$—	$6,001,000
Sales returns and allowances	2,456,000	1,303,000	18,000		1,600,000	58,000	2,119,000
	$8,729,000	$2,291,000	$488,000		$3,330,000	$58,000	$8,120,000
Inventory valuation	$7,260,000	$1,850,000	$—		$1,831,000	$34,000	$7,245,000
FOR THE YEAR ENDED SEPTEMBER 30, 2004:
Allowance for doubtful accounts:
Bad debts	$5,381,000	$2,785,000	$1,310,000	(1)	$3,140,000	$63,000	$6,273,000
Sales returns and allowances	2,584,000	1,718,000	137,000		1,983,000	—	2,456,000
	$7,965,000	$4,503,000	$1,447,000		$5,123,000	$63,000	$8,729,000
Inventory valuation	$7,510,000	$1,633,000	$159,000		$2,042,000	$—	$7,260,000

(1)          Reclassifications from other balance sheet accounts and bad debt recoveries.

S-2

EXHIBIT INDEX

Exhibit No.
3.1	Restated Certificate of Incorporation (Exhibit 3.1 of Annual Report on Form 10-K for the year ended September 30, 1995 (Commission File No. 1-06620))
3.2	Amended and restated By-laws (Exhibit 3 of Current Report on Form 8-K dated May 2, 2001 (Commission File No. 1-06620))
4.1

Credit Agreement, dated as of December 15, 2005, among Griffon Corporation, Telephonics Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 10.1 of Current Report on Form 8-K dated December 15, 2005 (Commission File No. 1-06620))

4.2

Pledge Agreement, dated as of December 15, 2005, between Griffon Corporation and JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 10.2 of Current Report on Form 8-K dated December 15, 2005 (Commission File No. 1-06620))

4.3

Indenture, dated as of June 22, 2004, between the Registrant and American Stock Transfer and Trust Company, including the form of note. (Exhibit 4.3 to Annual Report on Form 10-K for the year ended September 30, 2005 (Commission File No. 1-06620))

4.4

Irrevocable Election Letter related to Indenture dated as of June 22, 2004 between the Registrant and American Stock Transfer and Trust Company (Exhibit 4.4 to Annual Report on Form 10-K for the year ended September 30, 2005 (Commission File No. 1-06620))

10.1	Employment Agreement dated as of July 1, 2001 between the Registrant and Harvey R. Blau (Exhibit 10.1 of Current Report on Form 8-K dated May 2, 2001 (Commission File No. 1-06620))
10.2	Employment Agreement dated as of July 1, 2001 between the Registrant and Robert Balemian (Exhibit 10.2 of Current Report on Form 8-K dated May 2, 2001 (Commission File No. 1-06620))
10.3*	Form of Trust Agreement between the Registrant and Wachovia Bank, National Association, as Trustee, dated October 2, 2006, relating to the company’s Employee Stock Ownership Plan
10.4	1992 Non-Qualified Stock Option Plan (Exhibit 10.10 of Annual Report on Form 10-K for the year ended September 30, 1993 (Commission File No. 1-06620))
10.5	Non-Qualified Stock Option Plan (Exhibit 10.12 of Annual Report on Form 10-K for the year ended September 30, 1998 (Commission File No. 1-06620))
10.6	Form of Indemnification Agreement between the Registrant and its officers and directors (Exhibit 28 to Current Report on Form 8-K dated May 3, 1990 (Commission File No. 1-06620))
10.7	Outside Director Stock Award Plan (Exhibit 4 of Form S-8 Registration Statement No. 33-52319)
10.8	1997 Stock Option Plan (Exhibit 4.2 of Form S-8 Registration Statement No. 333-21503)
10.9	2001 Stock Option Plan (Exhibit 4.1 of Form S-8 Registration Statement No. 333-67760)
10.10	Senior Management Incentive Compensation Plan (Exhibit 4.2 of Form S-8 Registration Statement No. 333-62319)
10.11	1998 Employee and Director Stock Option Plan, as amended (Exhibit 4.1 of Form S-8 Registration Statement No. 333-102742)
10.12	1998 Stock Option Plan (Exhibit 4.1 of Form S-8 Registration Statement No. 333-62319)
10.13

Amendment to Employment Agreement between the Registrant and Harvey R. Blau dated August 8, 2003 (Exhibit 10.1 of Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 1-06620))

10.14	Non-Qualified Stock Option Agreement (Exhibit 4.1 of Form S-8 Registration Statement No. 333-131737)
10.15	Griffon Corporation 2006 Equity Incentive Plan (Exhibit 4.3 of Form S-8 Registration Statement No. 333-133833)
10.16	Amendment No. 2 to Employment Agreement, dated July 18, 2006 between the Registrant and Harvey R. Blau (Exhibit 10.1 to Current Report on Form 8-K dated July 18, 2006 (Commission File No. 1-06620))
10.17	Severance agreement, dated July 18, 2006 between the Registrant and Patrick Alesia (Exhibit 10.2 to Current Report on Form 8-K dated July 18, 2006 (Commission File No. 1-06620))
10.18	Supplemental Executive Retirement Plan as amended through July 18, 2006 (Exhibit 10.3 to Current Report on Form 8-K dated July 18, 2006 (Commission File No. 1-06620))
10.19	Griffon Corporation 2006 Performance Bonus Plan (Exhibit 10.2 to Current Report on Form 8-K dated February 3, 2006 (Commission File No. 1-06620)
10.20	Form of Restricted Stock Award Agreement under the Griffon Corporation 2006 Equity Incentive Plan (Exhibit 10.3 to Current Report on Form 8-K/A dated February 3, 2006 (Commission File No. 1-06620)
10.21	Employment Agreement dated as of March 1, 2005 between the Registrant and Eric Edelstein (Exhibit 10.1 to Current Report on Form 8-K dated March 1, 2005 (Commission File No. 1-06620))
14	Code of Ethics for Senior Financial Officers (Exhibit 14 to Annual Report on Form 10-K for the year ended September 30, 2003 (Commission File No. 1-06620))
21

The following lists the company’s significant subsidiaries all of which are wholly-owned by the company. The names of certain subsidiaries which do not, when considered in the aggregate, constitute a significant subsidiary, have been omitted.

Name of Subsidiary	State of Incorporation
Clopay Corporation	Delaware
Telephonics Corporation	Delaware

23*	Consent of Grant Thornton LLP
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 USC Section 1350.

*                    Filed herewith. All other exhibits are incorporated herein by reference to the exhibit indicated in the parenthetical references.