Form 10-Q
period 2006-12-31
GRIFFON CORP
filed 2007-02-09
CIK 50725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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
☐ Yes              ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 29,845,689 shares of Common Stock as of January 31, 2007.

FORM 10-Q

Part I - Financial Information
Item 1 - Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2006	September 30, 2006 (Note 1)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$55,626,000	$22,389,000

Accounts receivable, less allowance for doubtful accounts	202,521,000	247,172,000

Contract costs and recognized income not yet billed	64,906,000	68,279,000

Inventories (Note 2)	170,137,000	165,089,000

Prepaid expenses and other current assets	44,012,000	42,075,000

Total current assets	537,202,000	545,004,000

PROPERTY, PLANT AND EQUIPMENT at cost, less accumulated depreciation and amortization of $229,415,000 at December 31, 2006 and $218,090,000 at September 30, 2006	235,749,000	231,975,000

OTHER ASSETS:
Goodwill	101,586,000	99,540,000
Intangible assets and other	62,814,000	51,695,000

	164,400,000	151,235,000
	$937,351,000	$928,214,000

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2006	September 30, 2006 (Note 1)

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:

Accounts and notes payable	$104,359,000	$135,300,000
Other current liabilities	98,496,000	100,999,000
Total current liabilities	202,855,000	236,299,000

LONG-TERM DEBT (Note 2)	229,781,000	209,228,000

OTHER LIABILITIES AND DEFERRED CREDITS	76,695,000	70,242,000

Total liabilities and deferred credits	509,331,000	515,769,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.25 per share, authorized 3,000,000 shares, no shares issued	---	---
Common stock, par value $.25 per share, authorized 85,000,000 shares, issued 41,653,451 shares at December 31, 2006 and 41,628,059 shares at September 30, 2006; 11,826,962 and 11,779,462 shares in treasury at December 31, 2006 and September 30, 2006, respectively	10,413,000	10,407,000

Other shareholders’ equity	417,607,000	402,038,000

Total shareholders’ equity	428,020,000	412,445,000

	$937,351,000	$928,214,000

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED DECEMBER 31,
	2006	2005

Net sales	$434,315,000	$358,524,000

Cost of sales	341,111,000	269,355,000

Gross profit	93,204,000	89,169,000

Selling, general and administrative expenses	77,140,000	75,224,000

Income from operations	16,064,000	13,945,000

Other income (expense):
Interest expense	(2,944,000)	(2,578,000)
Interest income	620,000	490,000
Other, net (Note 6)	618,000	(1,064,000)
	(1,706,000)	(3,152,000)

Income before income taxes	14,358,000	10,793,000

Provision for income taxes (Note 7)	5,893,000	4,017,000

Net income	$8,465,000	$6,776,000

Basic earnings per share of common stock (Note 3)	$.28	$.22

Diluted earnings per share of common stock (Note 3)	$.27	$.22

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED DECEMBER 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$8,465,000	$6,776,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,301,000	8,006,000
Provision for losses on accounts receivable	382,000	374,000
Change in assets and liabilities:
Decrease in accounts receivable and contract costs and recognized income not yet billed	48,547,000	11,473,000
Increase in inventories	(4,020,000)	(3,814,000)
Increase in prepaid expenses and other assets	(1,899,000)	(682,000)
Decrease in accounts payable, accrued liabilities and income taxes payable	(27,678,000)	(19,181,000)
Other changes, net	941,000	1,776,000

	25,574,000	(2,048,000)

Net cash provided by operating activities	34,039,000	4,728,000

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of property, plant and equipment	(10,092,000)	(4,690,000)
Acquisition of minority interest in subsidiary	---	(1,304,000)
(Increase) decrease in equipment lease deposits	500,000	(8,000)
Funds restricted for capital projects	(4,347,000)	---

Net cash used in investing activities	(13,939,000)	(6,002,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Purchase of shares for treasury	(1,127,000)	(10,262,000)
Proceeds from issuance of long-term debt	20,891,000	60,000,000
Payments of long-term debt	(283,000)	(62,699,000)
Decrease in short-term borrowings	(6,044,000)	(1,181,000)
Distributions to minority interests	---	(354,000)
Exercise of stock options	387,000	66,000
Tax benefit from exercise of stock options	156,000	1,679,000
Other, net	(1,041,000)	(607,000)

Net cash provided by (used in) financing activities	12,939,000	(13,358,000)

Effect of exchange rate changes on cash and cash equivalents	198,000	(71,000)

NET INCREASE (DECREASE) CASH AND CASH EQUIVALENTS	33,237,000	(14,703,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,389,000	60,663,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$55,626,000	$45,960,000

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of presentation -

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three-month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007. The balance sheet at September 30, 2006 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and notes thereto included in the company’s annual report to shareholders for the year ended September 30, 2006.

(2) Inventories and long-term debt -

Inventories, stated at the lower of cost (first-in, first-out or average) or market, are comprised of the following:

	December 31,	September 30,
	2006	2006
Finished goods	$72,389,000	$67,230,000

Work in process	64,358,000	54,590,000

Raw materials and supplies	33,390,000	43,269,000

	$170,137,000	$165,089,000

In December 2006 the company and a subsidiary modified their existing senior secured multicurrency revolving credit facility, executed in December 2005, increasing the facility to provide up to $175,000,000 and extending its remaining term to five years. Commitments under the credit agreement may be increased by $50,000,000 under certain circumstances upon request by the company. Borrowings under the credit agreement bear interest at rates based upon LIBOR or the prime rate and are collateralized by stock of a subsidiary of the company.

(3) Earnings per share (EPS) -

Basic EPS is calculated by dividing income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with potentially dilutive securities. Holders of the company’s 4% convertible subordinated notes are entitled to convert their notes into the company’s common stock upon the occurrence of certain events described in Note 2 of Notes to Consolidated Financial Statements in the company’s annual report to shareholders for the year ended September 30, 2006. Basic and diluted EPS for the three-month period ended December 31, 2006 were determined using the following information:

	Three Months Ended December 31,
	2006	2005
Income available to common
stockholders	$8,465,000	$6,776,000
Weighted-average shares
outstanding - basic EPS	29,952,000	30,205,000
Incremental shares from
stock-based compensation	1,110,000	1,297,000
Incremental shares from 4%
convertible notes	5,000	---
Weighted average shares
outstanding - diluted EPS	31,067,000	31,502,000

(4) Business segments and acquisition -

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

Information on the company’s business segments is as follows:

				Electronic
				Information
			Specialty	and
	Garage	Installation	Plastic	Communication
	Doors	Services	Films	Systems	Totals
Revenues from external customers -

Three months ended December 31, 2006	$123,889,000	$76,921,000	$103,655,000	$129,850,000	$434,315,000
December 31, 2005	137,559,000	82,111,000	86,173,000	52,681,000	358,524,000

Intersegment revenues -

Three months ended December 31, 2006	$4,751,000	$14,000	$ ---	$ ---	$4,765,000
December 31, 2005	5,268,000	43,000	---	---	5,311,000

Segment profit (loss) -

Three months ended
December 31, 2006	$4,013,000	$(893,000)	$4,338,000	$12,921,000	$20,379,000
December 31, 2005	13,570,000	2,810,000	(1,636,000)	2,967,000	17,711,000

Following is a reconciliation of segment profit to amounts reported in the consolidated financial statements:

	Three Months Ended December 31,
	2006	2005
Profit for all segments	$20,379,000	$17,711,000
Unallocated amounts	(3,697,000)	(4,830,000)
Interest and other, net	(2,324,000)	(2,088,000)

Income before income taxes	$14,358,000	$10,793,000

Unallocated amounts include general corporate expenses not attributable to any reportable segment. Goodwill at December 31, 2006 includes $12.9 million attributable to the garage doors segment, $19.5 million attributable to the electronic information and communication systems segment and $69.2 million attributable to the specialty plastic films segment. The change in goodwill from September 30, 2006 was primarily due to specialty plastic films currency translation adjustments.

In January 2007, the installation services segment acquired a kitchen cabinet installation business in a cash transaction plus performance based cash payments determined over a three year period. Annual revenues for the acquired company are approximately $30,000,000.

(5) Comprehensive income and defined benefit pension expense -

Comprehensive income, which consists of net income and foreign currency translation adjustments, was $15.4 million and $3.7 million for the three-month periods ended December 31, 2006 and 2005, respectively.

Defined benefit pension expense was recognized as follows:

	Three Months Ended December 31,
	2006	2005
Service cost	$312,000	$339,000
Interest cost	932,000	864,000
Expected return on plan assets	(449,000)	(374,000)
Amortization of net actuarial loss	628,000	750,000
Amortization of prior service cost	80,000	80,000
	$1,503,000	$1,659,000

(6) Other income -

Other income included approximately $389,000 and ($1,241,000) of foreign exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of the company and its subsidiaries for the quarters ended December 31, 2006 and 2005, respectively.

(7) Provision for income taxes -

The company’s effective tax rate increased in the first quarter of fiscal 2007 principally due to differences in the mix of foreign earnings and related taxes included in the calculation of the estimated annual effective tax rate for fiscal 2007 compared to the prior year. The company is currently assessing what the effects will be upon adoption of Financial Accounting Standards Board Interpretation No. 48, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements.

ITEM 2 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OVERVIEW

Net sales for the quarter ended December 31, 2006 were $434,315,000, up from $358,524,000 for the first quarter of fiscal 2006. Income before income taxes was $14,358,000 compared to $10,793,000 last year. Net income was $8,465,000 compared to $6,776,000 last year.

Operating results for the first quarter of fiscal 2007 were improved compared to the first quarter of 2006. The increases in sales and earnings were principally attributable to the electronic information and communication systems segment. Higher sales and operating profit in the specialty plastic films segment were offset by lower operating results in both the garage doors and installation services segments.

The substantial growth in the electronic information and communication systems segment is attributable to the contracts with Syracuse Research Corporation (SRC). The segment has received approximately $300 million of funding for turnkey production of a Counter Improvised Explosive Device, and when all awards are definitized they are expected to reach over $330 million. The segment anticipates that shipments for these awards will be completed through the remainder of this fiscal year.

Specialty plastic films also achieved improved results compared to last year’s first quarter loss. Higher sales and operating profit reflected the effect of moderating resin costs compared to last year’s first quarter, when resin costs spiked to historically high levels. On average, resin costs in the first quarter decreased over 10% in North America but remained fairly constant in Europe. It is estimated that the effect of resin cost volatility had a positive impact on the segment’s operating results, when compared to the prior quarter, of approximately $8-9 million. The segment’s operating results were also favorably impacted by higher unit volumes in Europe and North America, reflecting orders from new customers and, to a lesser extent, growth with the segment’s major customer. Consistent with the previous quarter, the new business continued to be produced at operating efficiencies and profitability levels that were less than expected as production ramps-up to commercial volumes. Profitability was also negatively affected by selling price decreases with the segment’s major customer. Although these pricing concessions adversely affected the segment’s profitability, they have allowed the segment to further secure and substantially extend its supply arrangement with this customer.

Specialty plastic films’ new product, elastic laminates for the hygiene products market, has successfully launched. The product and process are now qualified with the segment’s major customer and qualification with other key target customers is expected in the next several months. We anticipate that volume will ramp for this product as the year progresses.

The company’s building products operations finished the quarter with disappointing results that were consistent with the downturn in the housing market. Both the garage doors and installation services segments reported lower sales and profitability compared to last year’s first quarter. Although we anticipated that weaker new home construction markets would have some effect on garage doors’ operating results, we did not anticipate the impact that weaker housing markets, particularly with respect to resale of existing houses, would have on this segment’s repair and renovate business. Although we see signs that the decline in the housing market is approaching bottom, the segment is initiating various programs to bolster volume and improve results, including additional promotional and advertising programs, new internet and other sales efforts, dealer promotions and cost-reduction plans. The decline in installation services’ operating results was anticipated, and reflected the effect of the weaker new housing markets in the segment’s Las Vegas and Phoenix markets. The segment’s management is continuing its focus on expanding customer relationships and improving operating effectiveness. In early January 2007, the segment acquired an installer of kitchen cabinets in the Las Vegas market, expanding the segment’s offering in this market and creating opportunities for synergy with the segment’s existing cabinet installation business.

RESULTS OF OPERATIONS

See Note 4 of Notes to Condensed Consolidated Financial Statements.

THREE MONTHS ENDED DECEMBER 31, 2006

Operating results (in thousands) by business segment were as follows for the three-month periods ended December 31:

			Segment
			Operating
	Net Sales		Profit (loss)
	2006	2005	2006	2005

Garage doors	$128,640	$142,827	$4,013	$13,570
Installation services	76,935	82,154	(893)	2,810
Specialty plastic films	103,655	86,173	4,338	(1,636)
Electronic information
and communication systems	129,850	52,681	12,921	2,967
Intersegment revenues	(4,765)	(5,311)	---	---
	$434,315	$358,524	$20,379	$17,711

Garage Doors

Net sales of the garage doors segment decreased by $14.2 million compared to last year. The sales decline was principally due to reduced unit volume ($23.1 million) partially offset by the effect of higher selling prices($5.8 million) and favorable product mix ($2.3 million). The decline in unit volume is primarily due to the effects of the weak housing market and the loss or curtailment of orders from several mid-size customers.

Operating profit of the garage doors segment decreased by $9.6 million compared to last year. Gross margin percentage decreased to 27.7% for the quarter compared to 31.5% last year primarily due to the reduced unit sales and resultant underabsorbed overhead. Selling, general and administrative expenses were approximately the same as last year, but as a percentage of sales, increased to 24.5% from 22.0% last year due to the sales decrease.

Installation Services

Net sales of the installation services segment decreased by $5.2 million compared to last year. The sales decrease was primarily due to lower housing starts in the new home construction market that negatively impacted results in the segment’s Las Vegas and Phoenix markets.

Operating profit of the installation services segment decreased by $3.7 million compared to last year, resulting in an operating loss for the first quarter of 2007. Gross margin percentage decreased to 25.1% from 26.8% last year principally due to operational inefficiencies and competitive pressures in certain of the segment’s markets. Selling, general and administrative expenses increased approximately $1 million from last year, and as a percentage of sales, was 26.3% compared to 23.4% last year.

Specialty Plastic Films

Net sales of the specialty plastic films segment increased $17.5 million compared to last year. The increase was principally due to the effect of unit volume increases ($16 million), the positive effect on selling prices of resin volatility compared to last year ($6-7 million) and the impact of exchange rates on translated foreign sales ($5 million). These increases were partially offset by the effect ($12 million) of lower selling prices to the segments major customer and less favorable product mix.

Operating profit of the specialty plastic films segment increased $6 million compared to last year. Gross margin percentage increased to 15.7% from 13.4% last year. The effect of lower resin costs positively affected margins by $8-9 million. The unit volume increases also contributed approximately $2 million to margins. These gains were partially offset by the effect of lower margins with the segment’s major customer, new business at lower margins and less favorable product mix. Selling, general and administrative expenses were approximately the same as last year but as a percentage of sales decreased to 12.2% from 14.1% last year due to sales increase.

Electronic Information and Communication Systems

Net sales of the electronic information and communication systems segment increased $77.2 million compared to last year. The sales increase was primarily attributable to the SRC contracts. The segment also achieved revenue growth due to the MH-60R helicopter program.

Operating profit of the electronic information and communication systems segment increased $10 million, principally due to the substantial revenue growth attributable to the SRC contracts. Gross margin percentage decreased to 16.7% from 19.6% last year, principally due to lower margins on the SRC contracts and on certain production programs. The effect of the lower gross margin percentage was offset by the sales increase. Selling, general and administrative expenses increased $1.5 million compared to last year but as a percentage of sales was 6.9% compared to 14.3% last year due to the sales increase.

Provision for income taxes

The company’s effective tax rate increased in the first quarter of fiscal 2007 principally due to differences in the mix of foreign earnings and related taxes included in the calculation of the estimated annual effective tax rate for fiscal 2007 compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated by operations for the three-months ended December 31, 2006 was $34 million compared to $4.7 million last year and working capital was $334.3 million at December 31, 2006. Operating cash flows increased compared to last year due primarily to higher earnings and lower contract-related receivables partly offset by decreases in current liabilities.

During the three-months ended December 31, 2006, the company had capital expenditures of approximately $10.1 million, principally in connection with the garage doors and specialty plastic films segments.

Financing cash flows included treasury stock purchases of $1.1 million to acquire approximately 48,000 shares of the company’s common stock. In December 2006, the company borrowed approximately $14 million to finance its manufacturing facility in Troy, Ohio. The facility will expand existing manufacturing capabilities and also be used to add new manufacturing processes and products to the garage door segment.

Approximately 1,600,000 shares of common stock are available for purchase pursuant to the company’s stock buyback program, and additional purchases under the plan or a 10b5-1 plan will be made, depending upon market conditions, at prices deemed appropriate by management.

Anticipated cash flows from operations, together with existing cash, bank lines of credit and lease line availability, should be adequate to finance presently anticipated working capital and capital expenditure requirements and to repay long-term debt as it matures.

CRITICAL ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

The company’s significant accounting policies are set forth in Note 1 of Notes to Consolidated Financial Statements in the company’s annual report to shareholders for the year ended September 30, 2006. A discussion of those policies that require management judgment and estimates and are most important in determining the company’s operating results and financial condition are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2006 Annual Report. The company is currently assessing what the effects will be upon adoption of Financial Accounting Standards Board Interpretation No. 48, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements.

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in this report, including without limitation statements regarding the company’s financial position, business strategy, and the plans and objectives of the company’s management for future operations, are forward-looking statements. When used in this report, words such as “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as they relate to the company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the company’s management, as well as assumptions made by and information currently available to the company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including, but not limited to, business and economic conditions, including but not limited to the housing market, results of integrating acquired businesses into existing operations, competitive factors and pricing pressures for resin and steel, and capacity and supply constraints. Such statements reflect the views of the company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the company. Readers are cautioned not to place undue reliance on these forward-looking statements. The company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

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

PART II - OTHER INFORMATION
Item 1	Legal Proceedings
None

Item 1A	Risk Factors
There have been no material changes from the risk factors disclosed in the company’s report on Form 10-K for the year ended September 30, 2006.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
©	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs at Month End
October 1 - 31	15,500	24.76	15,500	1,599,995
November 1 - 30	32,000	23.24	32,000	1,567,995
December 1 - 31	-	-	-	1,567,995
Total	47,500		47,500

(1) The company’s stock buyback program has been in effect since 1993, under which a total of approximately 17 million shares have been purchased for $230 million. The unused authorization is 1.6 million shares. There is no time limit on the repurchases to be made under the plan.

Item 3	Defaults upon Senior Securities
None

Item 4	Submission of Matters to a Vote of Security Holders None

Item 5	Other Information
None

Item 6	Exhibits

Exhibit 10.1 - Amended and Restated Credit Agreement, dated December 20, 2006, among Griffon Corporation, Telephonics Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Griffon Corporation’s Current Report on Form 8-K (Date of Report: December 20, 2006) filed with the Securities and Exchange Commission on December 26, 2006).

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

GRIFFON CORPORATION

By /s/Eric Edelstein
Eric Edelstein
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date: February 9, 2007

EXHIBIT INDEX

Exhibit 10.1 -
Amended and Restated Credit Agreement, dated December 20, 2006, among Griffon Corporation, Telephonics Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Griffon Corporation’s Current Report on Form 8-K (Date of Report: December 20, 2006) filed with the Securities and Exchange Commission on December 26, 2006).

Exhibit 31.1 -	Certification pursuant to Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 -	Certification pursuant to Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

Exhibit 32 -	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.