Form 10-Q
period 2007-03-31
GRIFFON CORP
filed 2007-05-10
CIK 50725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  29,824,276 shares of Common Stock as of April 30, 2007.

FORM 10-Q

Part I - Financial Information
Item 1 - Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,
	2007	2006
		(Note 1)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$34,374,000	$22,389,000

Accounts receivable, less allowance for doubtful accounts	212,484,000	247,172,000

Contract costs and recognized income not yet billed	74,312,000	68,279,000

Inventories (Note 2)	174,426,000	165,089,000

Prepaid expenses and other current assets	46,215,000	42,075,000

Total current assets	541,811,000	545,004,000

PROPERTY, PLANT AND EQUIPMENT

at cost, less accumulated depreciation and amortization of $231,971,000 at March 31, 2007 and $218,090,000 at September 30, 2006	235,663,000	231,975,000

OTHER ASSETS:

Goodwill	110,286,000	99,540,000

Intangible assets and other	67,894,000	51,695,000

	178,180,000	151,235,000

	$955,654,000	$928,214,000

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,
	2007	2006
		(Note 1)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts and notes payable	$109,081,000	$135,300,000

Other current liabilities	85,128,000	100,999,000

Total current liabilities	194,209,000	236,299,000

LONG-TERM DEBT (Note 2)	251,475,000	209,228,000

OTHER LIABILITIES AND DEFERRED CREDITS	77,365,000	70,242,000

Total liabilities and deferred credits	523,049,000	515,769,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

Preferred stock, par value $.25 per share, authorized 3,000,000 shares, no shares issued	---	---

Common stock, par value $.25 per share, authorized 85,000,000 shares, issued 41,701,238 shares at March 31, 2007 and 41,628,059 shares at September 30, 2006; 11,876,962 and 11,779,462 shares in treasury at March 31, 2007 and September 30, 2006, respectively	10,425,000	10,407,000

Other shareholders' equity	422,180,000	402,038,000

Total shareholders' equity	432,605,000	412,445,000

	$955,654,000	$928,214,000

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	THREE MONTHS ENDED MARCH 31,
	2007	2006

Net sales	$387,371,000	$366,151,000

Cost of sales	305,853,000	275,898,000

Gross profit	81,518,000	90,253,000

Selling, general and administrative expenses	79,103,000	78,710,000

Income from operations	2,415,000	11,543,000

Other income (expense):
Interest expense	(3,052,000)	(2,565,000)
Interest income	752,000	418,000
Other, net (Note 6)	582,000	2,072,000
	(1,718,000)	(75,000)
Income before income taxes	697,000	11,468,000

Provision for income taxes (Note 7)	442,000	4,260,000

Net income	$255,000	$7,208,000

Basic earnings per share of common stock (Note 3)	$.01	$.24

Diluted earnings per share of common stock (Note 3)	$.01	$.23

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	SIX MONTHS ENDED MARCH 31,
	2007	2006

Net sales	$821,686,000	$724,675,000

Cost of sales	646,964,000	545,253,000

Gross profit	174,722,000	179,422,000

Selling, general and administrative expenses	156,243,000	153,934,000

Income from operations	18,479,000	25,488,000

Other income (expense):
Interest expense	(5,996,000)	(5,143,000)
Interest income	1,372,000	908,000
Other, net (Note 6)	1,200,000	1,008,000
	(3,424,000)	(3,227,000)

Income before income taxes	15,055,000	22,261,000

Provision for income taxes (Note 7)	6,335,000	8,277,000

Net income	$8,720,000	$13,984,000

Basic earnings per share of common stock (Note 3)	$.29	$.47

Diluted earnings per share of common stock (Note 3)	$.28	$.45

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED MARCH 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$8,720,000	$13,984,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,765,000	16,951,000
Stock based compensation	1,303,000	870,000
Provision for losses on accounts receivable	734,000	816,000
Change in assets and liabilities, net of assets acquired and liabilities assumed:
Decrease in accounts receivable and contract costs and recognized income not yet billed	32,828,000	812,000
Increase in inventories	(6,658,000)	(8,003,000)
(Increase) decrease in prepaid expenses and other assets	(1,217,000)	257,000
Decrease in accounts payable, accrued liabilities and income taxes payable	(36,989,000)	(17,121,000)
Other changes, net	861,000	(32,000)
	10,627,000	(5,450,000)
Net cash provided by operating activities	19,347,000	8,534,000

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of property, plant and equipment	(19,477,000)	(13,442,000)
Acquisition of minority interest in subsidiary	---	(1,304,000)
Acquired businesses	(17,167,000)	---
Increase in equipment lease deposits	(1,473,000)	(4,463,000)
Funds restricted for capital projects	(4,421,000)	---
Net cash used in investing activities	(42,538,000)	(19,209,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Purchase of shares for treasury	(2,300,000)	(15,573,000)
Proceeds from issuance of long-term debt	42,891,000	60,000,000
Payments of long-term debt	(482,000)	(62,982,000)
Decrease in short-term borrowings	(5,625,000)	(1,181,000)
Exercise of stock options	1,111,000	649,000
Tax benefit from exercise of stock options	278,000	1,863,000
Distributions to minority interest	---	(354,000)
Other, net	(1,238,000)	(607,000)

Net cash provided by (used in) financing activities	34,635,000	(18,185,000)

Effect of exchange rate changes on cash and cash equivalents	541,000	68,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,985,000	(28,792,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,389,000	60,663,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34,374,000	$31,871,000

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of presentation -

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three-month and six-month periods ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007. The balance sheet at September 30, 2006 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K for the year ended September 30, 2006.

(2) Inventories and long-term debt -

Inventories, stated at the lower of cost (first-in, first-out or average) or market, are comprised of the following:

	March 31,	September 30,
	2007	2006

Finished goods	$70,578,000	$67,230,000

Work in process	67,169,000	54,590,000

Raw materials and supplies	36,679,000	43,269,000

	$174,426,000	$165,089,000

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

(3) Earnings per share (EPS) -

Basic EPS is calculated by dividing income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with potentially dilutive securities. Holders of the company’s 4% convertible subordinated notes are entitled to convert their notes into the company’s common stock upon the occurrence of certain events described in Note 2 of Notes to Consolidated Financial Statements in the company’s Annual Report on Form 10-K for the year ended September 30, 2006. Basic and diluted EPS for the three-month and six-month periods ended March 31, 2007 were determined using the following information:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006

Income available to common stockholders	$255,000	$7,208,000	$8,720,000	$13,984,000

Weighted-average shares outstanding - basic EPS	29,948,000	29,874,000	29,950,000	30,039,000
Incremental shares from stock-based compensation	1,136,000	1,229,000	1,123,000	1,263,000
Incremental shares from 4% convertible notes	82,000	---	44,000	---
Weighted average shares outstanding - diluted EPS	31,166,000	31,103,000	31,117,000	31,302,000

(4) Business segments and acquisition -

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

Information on the company's business segments is as follows:

				Electronic
				Information
			Specialty	and
	Garage	Installation	Plastic	Communication
	Doors	Services	Films	Systems	Totals
Revenues from external customers -

Three months ended
March 31, 2007	$101,216,000	$62,261,000	$99,730,000	$124,164,000	$387,371,000
March 31, 2006	117,062,000	81,603,000	95,869,000	71,617,000	366,151,000

Six months ended
March 31, 2007	$225,105,000	$139,182,000	$203,385,000	$254,014,000	$821,686,000
March 31, 2006	254,621,000	163,714,000	182,042,000	124,298,000	724,675,000

Intersegment revenues -

Three months ended
March 31, 2007	$4,039,000	$15,000	$ ---	$ ---	$4,054,000
March 31, 2006	4,525,000	18,000	---	---	4,543,000

Six months ended
March 31, 2007	$8,790,000	$29,000	$ ---	$ ---	$8,819,000
March 31, 2006	9,793,000	61,000	---	---	$9,854,000

Segment profit (loss) -

Three months ended
March 31, 2007	$(4,556,000)	$(4,848,000)	$4,939,000	$12,430,000	$7,965,000
March 31, 2006	3,637,000	1,204,000	8,910,000	4,751,000	18,502,000

Six months ended
March 31, 2007	$(543,000)	$(5,741,000)	$9,277,000	$25,351,000	$28,344,000
March 31, 2006	17,207,000	4,014,000	7,274,000	7,718,000	36,213,000

Following is a reconciliation of segment profit to amounts reported in the consolidated financial statements:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Profit for all segments	$7,965,000	$18,502,000	$28,344,000	$36,213,000
Unallocated amounts	(4,968,000)	(4,887,000)	(8,665,000)	(9,717,000)
Interest and other, net	(2,300,000)	(2,147,000)	(4,624,000)	(4,235,000)

Income before income taxes	$697,000	$11,468,000	$15,055,000	$22,261,000

Unallocated amounts include general corporate expenses not attributable to any reportable segment. Goodwill at March 31, 2007 includes $12.9 million attributable to the garage doors segment, $19.5 million attributable to the electronic information and communication systems segment, $6.3 million attributable to the installation services segment and $71.6 million attributable to the specialty plastic films segment. The change in goodwill from September 30, 2006 was primarily due to specialty plastic films currency translation adjustments and the goodwill recorded from the January 2007 installation services segment acquisition of a kitchen cabinet installation business. The acquisition was a cash transaction plus performance based cash payments determined over a three year period. Annual revenues for the acquired company are approximately $30,000,000.

(5) Comprehensive income and defined benefit pension expense -

Comprehensive income, which consists of net income and foreign currency translation adjustments, was $4.1 million and $11.6 million for the three-month periods and $19.4 million and $15.3 million for the six-month periods ended March 31, 2007 and 2006, respectively.

Defined benefit pension expense was recognized as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Service cost	$312,000	$339,000	$624,000	$678,000
Interest cost	932,000	864,000	1,864,000	1,728,000
Expected return on plan assets	(449,000)	(374,000)	(898,000)	(748,000)
Amortization of net actuarial loss	628,000	750,000	1,256,000	1,500,000
Amortization of prior service cost	80,000	80,000	160,000	160,000

	$1,503,000	$1,659,000	$3,006,000	$3,318,000

(6) Other income-

Other income included approximately $180,000 and $1,740,000 for the three-month periods and $569,000 and $499,000 for the six-month periods ended March 31, 2007 and 2006, respectively, of foreign exchange gains in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of the company and its subsidiaries.

(7) Provision for income taxes -

The company’s effective tax rate increased in the first and second quarters of fiscal 2007 to 42% principally due to differences in the mix of foreign earnings and related taxes included in the calculation of the estimated annual effective tax rate for fiscal 2007 compared to the prior year. Additionally, the company is currently assessing what the effects will be upon adoption of Financial Accounting Standards Board Interpretation No. 48, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Net sales for the quarter ended March 31, 2007 were $387,371,000, up from $366,151,000 for the second quarter of fiscal 2006. Income before income taxes was $697,000 compared to $11,468,000 last year. Net income was $255,000 compared to $7,208,000 last year.

The increase in sales for the second quarter of fiscal 2007 was primarily attributable to the electronic information and communication systems segment offset by a decline in sales in the garage doors and installation services segments. Operating results declined for the second quarter of 2007. Higher operating profit in the electronic information and communication systems segment was offset by losses in the garage doors and installation services segments and lower operating results in the plastic films segment.

The substantial growth in the electronic information and communication systems segment is primarily attributable to the contracts with Syracuse Research Corporation (SRC). The segment has received approximately $309 million of funding for turnkey production of a Counter Improvised Explosive Device, and when all awards are definitized they are expected to reach over $345 million. The segment anticipates that shipments for these awards will be completed through the remainder of this fiscal year. Unless there are significant new orders with SRC or in respect of other projects, we anticipate that sales in the segment will be lower in fiscal 2008 than in fiscal 2007.

Higher sales in the specialty plastic films segment primarily reflects higher unit volume in Europe and the impact of foreign exchange partially offset by lower selling prices to a major customer and an unfavorable product mix. The decrease in operating income for specialty plastic films is primarily attributable to the selling price concessions made to a major customer.

The decline in sales and operating income in our garage door and installation services segments was principally due to declines in sales volume. The company believes the sales volume decline is principally a result of the slowdown in the new home construction and home resale markets. We did not anticipate the severity of the decline in new home construction in certain markets and we did not foresee the slowdown in our repair and renovate business. As these conditions have had a significant impact on operating results, we have taken steps subsequent to March 31, 2007 to resize operations for lower volumes, including a substantial work force reduction. A decline in installation services’ operating results was anticipated, but it has been greater than expected. Weakness in the new home construction market has been greater than anticipated and we have not been successful in replacing lost business in our Las Vegas market. In January 2007, the segment acquired an installer of kitchen cabinets in the Las Vegas market, expanding the segment’s offering in this market and creating opportunities for synergy with the segment’s existing cabinet installation business.

RESULTS OF OPERATIONS

See Note 4 of Notes to Condensed Consolidated Financial Statements.

THREE MONTHS ENDED MARCH 31, 2007

Operating results (in thousands) by business segment were as follows for the three-month periods ended March 31:

			Segment
			Operating
	Net Sales		Profit (loss)
	2007	2006	2007	2006
Garage Doors	$105,255	$121,587	$(4,556)	$3,637
Installation services	62,276	81,621	(4,848)	1,204
Specialty plastic films	99,730	95,869	4,939	8,910
Electronic information and communication systems	124,164	71,617	12,430	4,751
Intersegment revenues	(4,054)	(4,543)	---	---
	$387,371	$366,151	$7,965	$18,502

Garage Doors

Net sales of the garage doors segment decreased by $16.3 million compared to last year. The sales decline was principally due to reduced unit volume (approximately $22 million) partially offset by the effect of higher selling prices associated with the recovery of increased costs (approximately $4 million) and favorable product mix and decreased customer deductions (approximately $2 million). The decline in unit volume is primarily due to the effects of the weak housing market.

Operating profit of the garage doors segment decreased by $8.2 million compared to last year, resulting in an operating loss for the second quarter of 2007. Gross margin percentage decreased to 24.2% for the quarter compared to 28.5% last year primarily due to the reduced unit sales and resultant underabsorbed overhead. Selling, general and administrative expenses decreased approximately $1 million from last year, and as a percentage of sales, was 28.4% compared to 25.5% last year due to the sales decrease.

Installation Services

Net sales of the installation services segment decreased by $19.3 million compared to last year. The sales decrease was primarily due to the severe slowdown in the new home construction market and the loss of a major customer in the Las Vegas market. Approximately 60% of the sales decline is in the flooring installation business, with approximately 15% each, attributable to fireplace and garage door sales. Cabinet sales declined approximately 25% which was primarily offset by sales of the recently acquired cabinet installation company.

Operating profit of the installation services segment decreased by $6.1 million compared to last year, resulting in an operating loss for the second quarter of 2007. Gross margin percentage increased to 26.4% from 25.8% last year principally due to the kitchen cabinet installation business acquired in January 2007 offset by operational inefficiencies and competitive pressures in certain of the segment’s markets. Selling, general and administrative expenses were approximately the same as last year, but as a percentage of sales, increased to 34.3% from 24.4% last year due to the sales decrease.

Specialty Plastic Films

Net sales of the specialty plastic films segment increased $3.9 million compared to last year. The increase was principally due to the effect of unit volume increases ($9 million), the positive effect on selling prices of resin volatility compared to last year ($2-3 million) and the impact of exchange rates on translated foreign sales ($5 million). These increases were offset by the effect ($12 million) of lower selling prices to the segment’s major customer and less favorable product mix.

Operating profit of the specialty plastic films segment decreased $4 million compared to last year. Gross margin percentage decreased to 16.4% from 21.1% last year. The effect of lower resin costs positively affected margins by $3 million. This gain was offset by the effect of lower margins with the segment’s major customer and less favorable product mix. Selling, general and administrative expenses were approximately the same as last year but as a percentage of sales decreased to 11.8% from 13.9% last year due to sales increase.

Electronic Information and Communication Systems

Net sales of the electronic information and communication systems segment increased $52.5 million compared to last year. The sales increase was primarily attributable to the SRC contracts ($36 million) and the MH-60 helicopter program ($11 million).

Operating profit of the electronic information and communication systems segment increased $7.7 million, principally due to the substantial revenue growth attributable to the SRC contracts. Gross margin percentage decreased to 18.5% from 19.5% last year, principally due to lower margins on the SRC contracts. The effect of the lower gross margin percentage was offset by the sales increase. Selling, general and administrative expenses were approximately the same as last year, but as a percentage of sales decreased to 8.7% from 13.3% last year due to the sales increase.

Provision for income taxes

The company’s effective tax rate increased in the second quarter of fiscal 2007 principally due to differences in the mix of foreign earnings and related taxes included in the calculation of the estimated annual effective tax rate for fiscal 2007 compared to the prior year.

SIX MONTHS ENDED MARCH 31, 2007

Operating results (in thousands) by business segment were as follows for the six-month periods ended March 31:

			Segment
			Operating
	Net Sales		Profit (loss)
	2007	2006	2007	2006
Garage Doors	$233,895	$264,414	$(543)	$17,207
Installation services	139,211	163,775	(5,741)	4,014
Specialty plastic films	203,385	182,042	9,277	7,274
Electronic information and communication systems	254,014	124,298	25,351	7,718
Intersegment revenues	(8,819)	(9,854)	---	---
	$821,686	$724,675	$28,344	$36,213

Garage Doors

Net sales of the garage doors segment decreased by $30.5 million compared to last year. The sales decline was principally due to reduced sales volume (approximately $45 million) partially offset by selling price increases associated with the recovery of increased costs (approximately $10 million) and favorable product mix and decreased customer deductions (approximately $5 million).

Operating profit of the garage doors segment decreased $17.8 million compared to last year, resulting in an operating loss for the first half of 2007. Gross margin percentage in the first six months of fiscal 2007 decreased to 26.1% compared to 30.1% for last year’s first half principally due to the effect of reduced sales volume and associated plant efficiency losses. Selling, general and administrative expenses decreased by approximately $1 million compared to last year and, as a percentage of sales, was 26.2% compared to 23.6% last year.

Installation Services

Net sales of the installation services segment decreased by $24.6 million compared to last year. The sales decrease was primarily due to the severe slowdown in the new home construction market and the loss of a major customer in the Las Vegas market. Approximately 65% of the sales decline is in the flooring installation business, with approximately 20% each, attributable to fireplace and garage door sales. Cabinet sales increased approximately 11% which was primarily due to the sales of the recently acquired cabinet installation company.

Operating profit of the installation services segment decreased $9.8 million compared to last year, resulting in an operating loss for the first half of 2007. Gross margin was 25.7% in the first six months of 2007 and 26.3% in the first half of 2006. Selling, general and administrative expenses increased $2.4 million compared to last year and, as a percentage of sales was 29.8% compared to 23.9% last year.

Specialty Plastic Films

Net sales of the specialty plastic films segment increased $21.3 million compared to last year. The increase was due to higher unit volumes (approximately $22 million), the partial pass-through of resin costs (approximately $9 million) and the impact of foreign exchange rates (approximately $10 million), partially offset by lower selling prices to a major customer and unfavorable product mix (approximately $20 million).

Operating profit of the specialty plastic films segment increased $2 million compared to last year. Gross margin percentage decreased to 16% from 17.4% last year. The lower gross margin primarily reflected the effect of lower selling prices to a major customer. Selling, general and administrative expenses decreased as a percentage of sales to 12% from 14% last year.

Electronic Information and Communication Systems

Net sales of the electronic information and communication systems segment increased $129.7 million compared to last year. The sales increase was principally attributable to the SRC subcontract ($102 million) and growth in the MH-60 helicopter program ($20 million).

Operating profit of the electronic information and communication systems segment increased $17.6 million compared to last year. Gross margin percentage decreased to 17.6% from 19.6% last year, principally due to lower margins on the SRC contracts. The effect of the lower gross margin percentage was offset by the sales increase. Selling, general and administrative expenses increased $2.9 million compared to last year and, as a percentage of sales, was 7.8% compared to 13.7% last year due to the sales increase.

Provision for income taxes

The company’s effective tax rate increased to 42% in the six-month period ended March 31, 2007 principally due to differences in the mix of foreign earnings and related taxes included in the calculation of the estimated annual effective tax rate for fiscal 2007 compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated by operations for the six-months ended March 31, 2007 was $19.3 million compared to $8.5 million last year and working capital was $347.6 million at March 31, 2007. Operating cash flows increased compared to last year due primarily to lower trade receivables partly offset by decreases in current liabilities.

During the six-months ended March 31, 2007, the company had capital expenditures of approximately $19.5 million, principally in connection with the garage doors and specialty plastic films segments.

Financing cash flows included treasury stock purchases of $2.3 million to acquire approximately 97,500 shares of the company’s common stock. During the six months ended March 31, 2007 the company borrowed approximately $43 million to finance its manufacturing facility in Troy, Ohio and the acquisition of a kitchen cabinet installation business as well as for other working capital purposes.

Approximately 1,500,000 shares of common stock are available for purchase pursuant to the company’s stock buyback program, and additional purchases under the plan or a 10b5-1 plan will be made, depending upon market conditions, at prices deemed appropriate by management.

Anticipated cash flows from operations, together with existing cash, bank lines of credit and lease line availability, should be adequate to finance presently anticipated working capital and capital expenditure requirements and to repay long-term debt as it matures.

CRITICAL ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

The company's significant accounting policies are set forth in Note 1 of Notes to Consolidated Financial Statements in the company's annual report to shareholders for the year ended September 30, 2006. A discussion of those policies that require management judgment and estimates and are most important in determining the company's operating results and financial condition are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2006 Annual Report. The company is currently assessing what the effects will be upon adoption of Financial Accounting Standards Board Interpretation No. 48, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements.

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in this report, including without limitation statements regarding the company's financial position, business strategy, and the plans and objectives of the company's management for future operations, are forward-looking statements. When used in this report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to the company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the company's management, as well as assumptions made by and information currently available to the company's management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including, but not limited to, business and economic conditions, including but not limited to the housing market, results of integrating acquired businesses into existing operations, competitive factors and pricing pressures for resin and steel, and capacity and supply constraints. Such statements reflect the views of the company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the company. Readers are cautioned not to place undue reliance on these forward-looking statements. The company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

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

The risk factor disclosed in the company’s report on Form 10-K for the year ended September 30, 2006 titled Trends in the housing sector and in general economic conditions will directly impact our business has been deleted and amended as follows:

Our businesses in the garage door and the installation industries are influenced by market conditions for new home construction and renovation of existing homes. For the year ended September 30, 2006, approximately 53% of our total net sales were related to new home construction and renovation of existing homes. Trends in the housing sector directly affect our financial performance. Accordingly, the strength of the U.S. economy, the age of existing home stock, job growth, interest rates, consumer confidence and the availability of consumer credit, as well as demographic factors such as the migration into the United States and migration of the population within the United States have an effect on our business. In that respect, the recent downturn in the housing market has had an adverse effect on the operating results of our garage door and installation services segments. For the three months ended March 31, 2007, we incurred operating losses of $4,556,000 in garage doors and $4,848,000 in installation services.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs at Month End
January 1 - 31	---	---	---	1,567,995
February 1 - 28	50,000	23.45	50,000	1,517,995
March 1 - 31	---	---	---	1,517,995
Total	50,000		50,000

(1) The company’s stock buyback program has been in effect since 1993, under which a total of approximately 17 million shares have been purchased for $231 million. The unused authorization is 1.5 million shares. There is no time limit on the repurchases to be made under the plan.

Item 3	Defaults upon Senior Securities
None

Item 4	Submission of Matters to a Vote of Security Holders
(a) The Registrant held its Annual Meeting of Stockholders on February 2, 2007.

(b)  Four directors were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2010. The names of these directors and votes cast in favor of their election and shares withheld are as follows:

Name	Votes For	Votes Withheld

Henry A. Alpert	26,164,124	2,067,457
Blaine V. Fogg	26,910,843	1,320,738
Rear Admiral Clarence A. Hill, Jr.	25,770,323	2,461,258
William H. Waldorf	24,469,201	2,761,880

 The nine other directors whose term of office continued after the Annual Meeting are as follows:

Bertrand M. Bell	Harvey R. Blau
Rear Admiral Robert G. Harrison	Ronald J. Kramer
Martin S. Sussman	General Donald J. Kutyna
Joseph J. Whalen	Lieutenant General James W. Stansberry
Lester L. Wolff

(c) No other matters were voted upon at the Annual Meeting.

(d) Not applicable.

Item 5	Other Information
None

Item 6	Exhibits

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

Date: May 10, 2007

EXHIBIT INDEX

Exhibit 31.1 -	Certification pursuant to Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 -	Certification pursuant to Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

Exhibit 32 -	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.