Form 10-Q
period 2007-06-30
GRIFFON CORP
filed 2007-08-09
CIK 50725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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
☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 29,877,059 shares of Common Stock as of August 2, 2007.

FORM 10-Q CONTENTS

Part I - Financial Information

Item 1 - Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2007	September 30, 2006
		(Note 1)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$36,024,000	$22,389,000

Accounts receivable, less allowance for doubtful accounts	231,435,000	247,172,000

Contract costs and recognized income not yet billed	69,124,000	68,279,000

Inventories (Note 2)	169,568,000	165,089,000

Prepaid expenses and other current assets	49,244,000	42,075,000

Total current assets	555,395,000	545,004,000

PROPERTY, PLANT AND EQUIPMENT at cost, less accumulated depreciation and amortization of $242,980,000 at June 30, 2007 and $218,090,000 at September 30, 2006	232,597,000	231,975,000

OTHER ASSETS:
Goodwill	112,562,000	99,540,000
Intangible assets and other	67,991,000	51,695,000

	180,553,000	151,235,000
	$968,545,000	$928,214,000

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2007	September 30, 2006
		(Note 1)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:

Accounts and notes payable	$109,266,000	$135,300,000
Other current liabilities	88,264,000	100,999,000
Total current liabilities	197,530,000	236,299,000

LONG-TERM DEBT (Note 2)	249,409,000	209,228,000

OTHER LIABILITIES AND DEFERRED CREDITS	77,955,000	70,242,000

Total liabilities and deferred credits	524,894,000	515,769,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, par value $.25 per share, authorized 3,000,000 shares, no shares issued	—	—
Common stock, par value $.25 per share, authorized 85,000,000 shares, issued 41,833,529 shares at June 30, 2007 and 41,628,059 shares at September 30, 2006; 11,921,962 and 11,779,462 shares in treasury at June 30, 2007 and September 30, 2006, respectively	10,458,000	10,407,000

Other shareholders' equity	433,193,000	402,038,000

Total shareholders' equity	443,651,000	412,445,000

	$968,545,000	$928,214,000

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED JUNE 30,
	2007	2006

Net sales	$398,726,000	$429,071,000

Cost of sales	309,121,000	320,793,000

Gross profit	89,605,000	108,278,000

Selling, general and administrative expenses	80,663,000	80,341,000

Income from operations	8,942,000	27,937,000

Other income (expense):
Interest expense	(3,221,000)	(2,572,000)
Interest income	533,000	423,000
Other, net (Note 7)	1,147,000	1,155,000
	(1,541,000)	(994,000)

Income before income taxes	7,401,000	26,943,000

Provision for income taxes (Note 8)	3,004,000	7,580,000

Net income	$4,397,000	$19,363,000

Basic earnings per share of common stock (Note 3)	$.15	$.65

Diluted earnings per share of common stock (Note 3)	$.14	$.61

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	NINE MONTHS ENDED JUNE 30,
	2007	2006

Net sales	$1,220,412,000	$1,153,746,000

Cost of sales	956,085,000	866,046,000

Gross profit	264,327,000	287,700,000

Selling, general and administrative expenses	236,906,000	234,275,000

Income from operations	27,421,000	53,425,000

Other income (expense):
Interest expense	(9,217,000)	(7,715,000)
Interest income	1,905,000	1,331,000
Other, net (Note 7)	2,347,000	2,163,000
	(4,965,000)	(4,221,000)

Income before income taxes	22,456,000	49,204,000

Provision for income taxes (Note 8)	9,339,000	15,857,000

Net income	$13,117,000	$33,347,000

Basic earnings per share of common stock (Note 3)	$.44	$1.11

Diluted earnings per share of common stock (Note 3)	$.42	$1.06

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED JUNE 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$13,117,000	$33,347,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,671,000	25,778,000
Stock based compensation	1,884,000	1,142,000
Provision for losses on accounts receivable	1,393,000	1,435,000
Change in assets and liabilities, net of assets acquired and liabilities assumed:
(Increase) decrease in accounts receivable and contract costs and recognized income not yet billed	18,942,000	(25,981,000)
Increase in inventories	(1,259,000)	(24,771,000)
Increase in prepaid expenses and other assets	(1,022,000)	(19,000)
Increase (decrease) in accounts payable, accrued liabilities and income taxes payable	(34,605,000)	8,394,000
Other changes, net	698,000	(20,000)

	16,702,000	(14,042,000)

Net cash provided by operating activities	29,819,000	19,305,000

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of property, plant and equipment	(23,600,000)	(22,408,000)
Acquisition of minority interest in subsidiary	—	(1,304,000)
Acquired businesses	(17,167,000)	—
Increase in equipment lease deposits	(4,597,000)	(5,353,000)
Funds restricted for capital projects	(4,471,000)	—

Net cash used in investing activities	(49,835,000)	(29,065,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Purchase of shares for treasury	(3,287,000)	(17,218,000)
Proceeds from issuance of long-term debt	47,891,000	63,000,000
Payments of long-term debt	(7,449,000)	(68,455,000)
Decrease in short-term borrowings	(6,132,000)	(446,000)
Exercise of stock options	2,563,000	2,060,000
Tax benefit from exercise of stock options	685,000	2,386,000
Distributions to minority interest	—	(354,000)
Other, net	(1,315,000)	(363,000)

Net cash provided by (used in) financing activities	32,956,000	(19,390,000)

Effect of exchange rate changes on cash and cash equivalents	695,000	588,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,635,000	(28,562,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,389,000	60,663,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$36,024,000	$32,101,000

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of presentation -

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three-month and nine-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007. The balance sheet at September 30, 2006 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K for the year ended September 30, 2006.

(2) Inventories and long-term debt -

     Inventories, stated at the lower of cost (first-in, first-out or average) or market, are comprised of the following:

	June 30,	September 30,
	2007	2006
Finished goods	$68,498,000	$67,230,000

Work in process	61,937,000	54,590,000

Raw materials and supplies	39,133,000	43,269,000

	$169,568,000	$165,089,000

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

(3) Earnings per share (EPS) -

Basic EPS is calculated by dividing income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with potentially dilutive securities. Holders of the company’s 4% convertible subordinated notes are entitled to convert their notes into the company’s common stock upon the occurrence of certain events described in Note 2 of Notes to Consolidated Financial Statements in the company’s Annual Report on Form 10-K for the year ended September 30, 2006. Basic and diluted EPS for the three-month and nine-month periods ended June 30, 2007 and 2006 were determined using the following information:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Income available to common
stockholders	$4,397,000	$19,363,000	$13,117,000	$33,347,000
Weighted-average shares
outstanding - basic EPS	29,977,000	29,896,000	29,959,000	29,992,000
Incremental shares from
stock-based compensation	1,055,000	1,328,000	1,101,000	1,284,000
Incremental shares from 4%
convertible notes	—	494,000	29,000	165,000
Weighted average shares
outstanding - diluted EPS	31,032,000	31,718,000	31,089,000	31,441,000

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

Information on the company's business segments is as follows:

				Electronic
				Information
			Specialty	and
	Garage	Installation	Plastic	Communication
	Doors	Services	Films	Systems	Totals
Revenues from external customers -

Three months ended
June 30, 2007	$113,825,000	$67,500,000	$96,848,000	$120,553,000	$398,726,000
June 30, 2006	133,982,000	86,439,000	97,246,000	111,404,000	429,071,000

Nine months ended
June 30, 2007	$338,930,000	$206,682,000	$300,233,000	$374,567,000	$1,220,412,000
June 30, 2006	388,603,000	250,153,000	279,288,000	235,702,000	1,153,746,000

Intersegment revenues -

Three months ended
June 30, 2007	$4,275,000	$5,000	$—	$—	$4,280,000
June 30, 2006	5,315,000	15,000	—	—	5,330,000

Nine months ended
June 30, 2007	$13,065,000	$34,000	$—	$—	$13,099,000
June 30, 2006	15,108,000	76,000	—	—	15,184,000

Segment profit (loss) -

Three months ended
June 30, 2007	$4,573,000	$(2,975,000)	$2,859,000	$9,950,000	$14,407,000
June 30, 2006	10,324,000	2,203,000	8,137,000	12,670,000	33,334,000

Nine months ended
June 30, 2007	$4,030,000	$(8,716,000)	$12,136,000	$35,301,000	$42,751,000
June 30, 2006	27,531,000	6,217,000	15,411,000	20,388,000	69,547,000

Following is a reconciliation of segment profit to amounts reported in the consolidated financial statements:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Profit for all segments	$14,407,000	$33,334,000	$42,751,000	$69,547,000
Unallocated amounts	(4,318,000)	(4,242,000)	(12,983,000)	(13,959,000)
Interest expense, net	(2,688,000)	(2,149,000)	(7,312,000)	(6,384,000)

Income before income taxes	$7,401,000	$26,943,000	$22,456,000	$49,204,000

Unallocated amounts include general corporate expenses not attributable to any reportable segment. Goodwill at June 30, 2007 includes $12.9 million attributable to the garage doors segment, $19.5 million attributable to the electronic information and communication systems segment, $6.4 million attributable to the installation services segment and $73.8 million attributable to the specialty plastic films segment. The change in goodwill from September 30, 2006 was primarily due to specialty plastic films currency translation adjustments and the goodwill recorded from the January 2007 installation services segment acquisition of a kitchen cabinet installation business. The acquisition was a cash transaction plus performance based cash payments determined over a three year period. Annual revenues for the acquired company are approximately $30,000,000.

(5) Comprehensive income and defined benefit pension expense -

Comprehensive income, which consists of net income and foreign currency translation adjustments, was $9.4 million and $28.5 million for the three-month periods and $28.8 million and $43.8 million for the nine-month periods ended June 30, 2007 and 2006, respectively.

Defined benefit pension expense was recognized as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Service cost	$312,000	$339,000	$936,000	$1,017,000
Interest cost	932,000	864,000	2,796,000	2,592,000
Expected return on plan assets	(449,000)	(374,000)	(1,347,000)	(1,122,000)
Amortization of net actuarial loss	628,000	750,000	1,884,000	2,250,000
Amortization of prior service cost	80,000	80,000	240,000	240,000
	$1,503,000	$1,659,000	$4,509,000	$4,977,000

(6) Recent accounting pronouncements -

The FASB has issued Statement of Financial Accounting Standards Nos. 155, “Accounting for Certain Hybrid Financial Instruments”; 156, “Accounting for Servicing of Financial Assets”; 157, “Fair Value Measurements”; 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans”; 159, "The Fair Value Option for Financial Assets and Liabilities”; Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements"; and Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” SFAS 155 establishes the accounting for certain derivatives embedded in other financial instruments. SFAS 156 amends the accounting for separately recognized servicing assets and liabilities. SFAS 157 defines and emphasizes fair value as a market-based measurement. SFAS 158 requires the recognition of the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability on the balance sheet and to recognize changes in funded status in the year in which the changes occur through comprehensive income. SFAS 159 permits entities to measure many financial instruments and certain other items at fair value. SAB 108 requires quantification of financial statement misstatements based on the effects of the misstatement on the financial statements and the related financial statement disclosures.  Interpretation 48, which becomes effective in fiscal 2008, clarifies the accounting for uncertainty in income taxes recognized in the financial statements. The company does not believe that the adoption of SFAS 155, SFAS 156, SFAS 157, SFAS 158, SFAS 159 and SAB 108 have had or will have a material effect on the company’s consolidated financial position, results of operations or cash flows. The company is currently assessing what the effects of Interpretation 48 will be on the financial statements.

(7) Other income -

Other income included approximately $477,000 and $642,000 for the three-month periods and $1 million and $1.1 million for the nine-month periods ended June 30, 2007 and 2006, respectively, of foreign exchange gains in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of the company and its subsidiaries.

(8) Provision for income taxes -

The company’s effective tax rate increased in the first three quarters of fiscal 2007 to 42% principally due to differences in the mix of foreign earnings and related taxes included in the calculation of the estimated annual effective tax rate for fiscal 2007 compared to the prior year.

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Net sales for the quarter ended June 30, 2007 were $398,726,000, down from $429,071,000 for the third quarter of fiscal 2006. Income before income taxes was $7,401,000 compared to $26,943,000 last year. Net income was $4,397,000 compared to $19,363,000 last year.

The decrease in sales for the third quarter of fiscal 2007 was primarily attributable to the garage doors and installation services segments somewhat offset by an increase in sales in the electronic information and communication systems segment.

    The decline in sales and operating income in our garage door and installation services segments was principally due to declines in sales volume. The company believes the sales volume decline is principally a result of the slowdown in the new home construction and home resale markets. We did not anticipate the severity of the decline in new home construction in certain markets and we did not foresee the slowdown in our repair and renovate business. As these conditions have had a significant impact on operating results, we have taken steps to resize operations for lower volumes, including a substantial work force reduction. A decline in installation services’ operating results was anticipated, but it has been greater than expected. Weakness in the new home construction market has been greater than anticipated and we have not been successful in replacing lost business in our Las Vegas market. In January 2007, the segment acquired an installer of kitchen cabinets in the Las Vegas market, expanding the segment’s offering in this market and creating opportunities for synergy with the segment’s existing cabinet installation business.

The revenue growth in the electronic information and communication systems segment for the third quarter is primarily attributable to the MH-60 helicopter program. Year to date revenue growth in the segment is primarily attributable to the Syracuse Research Corporation (SRC) contract. The segment anticipates that shipments for these awards will be completed through the remainder of this fiscal year. Unless there are significant new orders with SRC or in respect of other projects, we anticipate that sales in the segment will be lower in fiscal 2008 than in fiscal 2007. Operating income levels were high this quarter, but, nevertheless lower than the prior year. This was primarily due to a number of programs which had lower gross profit margins and increased marketing expenses.

RESULTS OF OPERATIONS

See Note 4 of Notes to Condensed Consolidated Financial Statements.

THREE MONTHS ENDED June 30, 2007

Operating results (in thousands) by business segment were as follows for the three-month periods ended June 30:

			Segment
			Operating
	Net Sales		Profit (loss)
	2007	2006	2007	2006

Garage Doors	$118,100	$139,297	$4,573	$10,324
Installation services	67,505	86,454	(2,975)	2,203
Specialty plastic films	96,848	97,246	2,859	8,137
Electronic information and
communication systems	120,553	111,404	9,950	12,670
Intersegment revenues	(4,280)	(5,330)	—	—
	$398,726	$429,071	$14,407	$33,334

Garage Doors

Net sales of the garage doors segment decreased by $21.2 million compared to last year. The sales decline was principally due to reduced unit volume (approximately $27 million) partially offset by the effect of higher selling prices associated with the recovery of increased costs and favorable product mix (approximately $5 million) and the benefits of a quality improvement program (approximately $1 million). The decline in unit volume is primarily due to the effects of the weak housing market.

Operating profit of the garage doors segment decreased by $5.8 million compared to last year primarily a result of the volume decline, somewhat offset by reduced operating costs. Gross margin percentage decreased to 29.8% for the quarter compared to 30.8% last year primarily due to the reduced unit sales and resultant underabsorbed overhead. However, the gross margin percentage did improve significantly from the second quarter (24.2%). The strengthening of the margin was attributable to a favorable product mix and increased production operating efficiencies. Approximately two months ago the segment completed a reduction in force, resulting in a salaried headcount reduction of approximately 15% and an annual cost savings of $5 million. The company also has active improvement programs focused on reducing costs through efficiencies in manufacturing and supply chain activities. Initiatives implemented to date should result in annual savings of $5 million. Selling, general and administrative expenses decreased approximately $2 million from last year, and as a percentage of sales, was 26.1% compared to 23.5% last year.

Installation Services

Net sales of the installation services segment decreased by $18.9 million compared to last year. The sales decrease was primarily due to the severe slowdown in the new home construction market and the loss of a major customer in the Las Vegas market. Approximately 60% of the decline was attributable to decreased flooring sales in Las Vegas, approximately 33% attributable to decreased sales of fireplaces and garage doors in all markets, approximately 20% attributable to decreased appliance sales offset by cabinet sale gains attributable to our cabinet installation company acquisition.

Operating profit of the installation services segment decreased by $5.2 million compared to last year, resulting in an operating loss for the third quarter of 2007. Gross margin percentage increased to 27.3% from 26.6% last year principally due to the kitchen cabinet installation business acquired in January 2007 offset by operational inefficiencies and competitive pressures in certain of the segment’s markets. Selling, general and administrative expenses were approximately the same as last year, but as a percentage of sales, increased to 31.8% from 24.1% last year.

The business has taken actions to reduce costs commensurate with the market downturn. Nonetheless, in the interests of maintaining customers and rebuilding relationships damaged by operational issues in the Phoenix cabinet installation business, cost reduction activities have been balanced against maintaining the infrastructure needed to serve the customers when the market recovers. We have closed the segments national headquarters and eliminated a layer of management by consolidating it with the west region management in Phoenix. This action alone will contribute over $1 million of annual savings when completed. Additional workforce reductions have been taken on a location by location basis. In Atlanta, the company has shuttered two showrooms and consolidated its warehouses. Similar structural changes are in process in our other leading markets and should be completed in the next quarter. In this quarter these actions have not caught up with the declining revenue. Additional actions currently being taken along with improved operating efficiencies in our cabinet business should improve operating results for the fourth quarter.

Specialty Plastic Films

Net sales of the specialty plastic films segment were approximately the same compared to last year, due to the effect of European unit volume increases ($5 million) and the positive impact of exchange rates on translated foreign sales ($4 million). These increases were offset by the effect of lower selling prices to the segment’s major customer ($6 million) and the negative effect on selling prices of resin volatility compared to last year ($3 million).

Operating profit of the specialty plastic films segment decreased $5.3 million compared to last year. Gross margin percentage decreased to 14.7% from 20.6% last year. The effect of resin costs unfavorably affected margins as did the effect of lower selling prices with the segment’s major customer and a charge in the quarter for a reduction in force ($1 million), offset by higher unit sales volume. Selling, general and administrative expenses were approximately the same as last year but as a percentage of sales decreased to 12.6% from 13.1% last year.

The company is continuing to roll out its new elastic products, however the timing for the ramp up in volume has been somewhat delayed. On a positive note, the company has made positive strides in improving our European and Brazilian operating performance. Also the strategy to diversify and grow the films business with new products and customers and into geographic regions with higher growth is progressing.

The cost of resin increased approximately 10% in the quarter, primarily in the months of May and June. There is pressure to move the cost upward in the fourth quarter.

During the quarter the company completed a reduction in force that impacted all of its functions and geographies. The salaried payroll headcount was reduced by 10%, resulting in annual cost savings of $4 million.

Electronic Information and Communication Systems

Net sales of the electronic information and communication systems segment increased $9.1 million compared to last year. The sales increase was primarily attributable to the MH-60 helicopter program. Operating profit of the electronic information and communication systems segment decreased $2.7 million.

Gross margin percentage decreased to 17.8% from 19.9% last year, principally due to lower margins on several programs, including the SRC contract. Selling, general and administrative expenses increased $2 million compared to last year, and as a percentage of sales increased to 9.7% from 8.7% last year. The increase was primarily attributable to several new marketing initiatives and an increase in company-funded research and development activities.

Provision for income taxes

The company’s effective tax rate increased in the third quarter of fiscal 2007 principally due to differences in the mix of foreign earnings and related taxes included in the calculation of the estimated annual effective tax rate for fiscal 2007 compared to the prior year.

NINE MONTHS ENDED JUNE 30, 2007

Operating results (in thousands) by business segment were as follows for the nine-month periods ended June 30:

			Segment
			Operating
	Net Sales		Profit (loss)
	2007	2006	2007	2006

Garage Doors	$351,995	$403,711	$4,030	$27,531
Installation services	206,716	250,229	(8,716)	6,217
Specialty plastic films	300,233	279,288	12,136	15,411
Electronic information and
communication systems	374,567	235,702	35,301	20,388
Intersegment revenues	(13,099)	(15,184)	—	—
	$1,220,412	$1,153,746	$42,751	$69,547

Garage Doors

Net sales of the garage doors segment decreased by $51.7 million compared to last year. The sales decline was principally due to reduced sales volume (approximately $71 million) partially offset by selling price increases associated with the recovery of increased costs (approximately $15 million) and favorable product mix and the benefits of a quality improvement program (approximately $7 million).

Operating profit of the garage doors segment decreased $23.5 million compared to last year. Gross margin percentage in the first nine months of fiscal 2007 decreased to 27.3% compared to 30.4% last year principally due to the effect of reduced sales volume and associated under-absorption of overhead. Selling, general and administrative expenses decreased by approximately $3 million compared to last year and, as a percentage of sales, was 26.2% compared to 23.6% last year.

Installation Services

Net sales of the installation services segment decreased by $43.5 million compared to last year. The sales decrease was primarily due to the severe slowdown in the new home construction market and the loss of a major customer in the Las Vegas market. The decline is primarily attributable to the flooring installation business. Cabinet sales increased approximately $5 million which was primarily due to the sales of the recently acquired cabinet installation company.

Operating profit of the installation services segment decreased $14.9 million compared to last year, resulting in an operating loss for the first nine months of 2007. Gross margin was 26.2% in the first nine months of 2007 and 26.4% in the first nine months of 2006. Selling, general and administrative expenses increased $3 million compared to last year and, as a percentage of sales was 30.5% compared to 24.0% last year. The increase is attributable to the cabinet installation company acquisition.

Specialty Plastic Films

Net sales of the specialty plastic films segment increased $20.9 million compared to last year. The increase was due to higher unit volumes (approximately $25 million), the partial pass-through of resin costs (approximately $5 million) and the impact of foreign exchange rates (approximately $14 million), partially offset by lower selling prices to a major customer and unfavorable product mix (approximately $24 million).

Operating profit of the specialty plastic films segment decreased $3.3 million compared to last year. Gross margin percentage decreased to 15.6% from 18.5% last year. The lower gross margin primarily reflected the effect of lower selling prices to a major customer. Selling, general and administrative expenses decreased as a percentage of sales to 12.2% from 13.7% last year.

Electronic Information and Communication Systems

Net sales of the electronic information and communication systems segment increased $138.9 million compared to last year. The sales increase was principally attributable to the SRC contract ($103 million) and growth in the MH-60 helicopter program ($26 million).

Operating profit of the electronic information and communication systems segment increased $14.9 million compared to last year. Gross margin percentage decreased to 17.7% from 19.7% last year, as margins on the SRC contract are, on average, lower than the margins on other contracts. The effect of the lower gross margin percentage was offset by the sales increase. Selling, general and administrative expenses increased $4.8 million compared to last year and, as a percentage of sales, was 8.4% compared to 11.3% last year.  The increase was primarily attributable to an increase in marketing and research and development expenses.

Provision for income taxes

The company’s effective tax rate increased to 42% in the nine-month period ended June 30, 2007 principally due to differences in the mix of foreign earnings and related taxes included in the calculation of the estimated annual effective tax rate for fiscal 2007 compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated by operations for the nine-months ended June 30, 2007 was $29.8 million compared to $19.3 million last year and working capital was $357.9 million at June 30, 2007. Operating cash flows increased compared to last year due primarily to lower trade receivables and inventory balances partly offset by lower earnings and a decrease in current liabilities.

During the nine-months ended June 30, 2007, the company had capital expenditures of approximately $23.6 million, principally in connection with the garage doors and specialty plastic films segments.

Financing cash flows included treasury stock purchases of $3.3 million to acquire approximately 142,500 shares of the company’s common stock. During the nine months ended June 30, 2007 the company borrowed approximately $48 million to finance its manufacturing facility in Troy, Ohio and the acquisition of a kitchen cabinet installation business as well as for other working capital purposes.

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

CRITICAL ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

The company's significant accounting policies are set forth in Note 1 of Notes to Consolidated Financial Statements in the company's annual report to shareholders for the year ended September 30, 2006. A discussion of those policies that require management judgment and estimates and are most important in determining the company's operating results and financial condition are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2006 Annual Report. The company is currently assessing what the effects will be upon adoption of Financial Accounting Standards Board Interpretation No. 48, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements. The Financial Accounting Standards Board has issued a number of other financial accounting standards, staff positions and emerging issues task force consensus. See Note 6 of Notes to Condensed Consolidated Financial Statements for a discussion of these matters.

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in this report, including without limitation statements regarding the company's financial position, business strategy, and the plans and objectives of the company's management for future operations, are forward-looking statements. When used in this report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to the company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the company's management, as well as assumptions made by and information currently available to the company's management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including, but not limited to, business and economic conditions, the housing market, results of integrating acquired businesses into existing operations, competitive factors and pricing pressures for resin and steel, and capacity and supply constraints. Such statements reflect the views of the company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the company. Readers are cautioned not to place undue reliance on these forward-looking statements. The company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II - OTHER INFORMATION

Item 1	Legal Proceedings
None

Item 1A	Risk Factors
There have been no changes to the 10-K disclosures except as set forth in the Form 10-Q for the quarter ended March 31, 2007.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs at Month End
April 1 - 30	—	—	—	1,517,995
May 1 - 31	45,000	21.93	45,000	1,472,995
June 1 - 30	—	—	—	1,472,995
Total	45,000		45,000

(1) The company’s stock buyback program has been in effect since 1993, under which a total of approximately 17 million shares have been purchased for $232 million. The unused authorization is 1.5 million shares. There is no time limit on the repurchases to be made under the plan.

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

Date: August 9, 2007

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