Form 10-K
period 2007-09-30
GRIFFON CORP
filed 2007-11-29
CIK 50725

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒                Accelerated filer ☐                Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. As of March 31, 2007 approximately $709,000,000.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of November 15, 2007—29,898,806.

DOCUMENTS INCORPORATED BY REFERENCE:

        Part III—(Items 10, 11, 12, 13 and 14). Registrant's definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

PART I

Item 1.    Business

The Company

        Griffon Corporation ("Griffon" or the "Company") is a diversified manufacturing company with operations in four business segments: Garage Doors; Installation Services; Specialty Plastic Films; and Electronic Information and Communication Systems. The company's Garage Doors segment designs, manufactures and sells garage doors for use in the residential housing and commercial building markets. The Installation Services segment sells, installs and services garage doors, garage door openers, manufactured fireplaces, floor coverings, cabinetry and a range of related building products primarily for the new residential housing market. The company's Specialty Plastic Films segment develops, produces and sells plastic films and film laminates for use in infant diapers, adult incontinence products, feminine hygiene products and disposable surgical and patient care products. The company's Electronic Information and Communication Systems segment designs, manufactures, sells and provides logistical support for communications, radar, information, command and control systems and large-scale integrated circuits for defense and commercial markets.

        The company relies upon both internal growth and strategic investments to develop its business. Over the past five years, the company has invested significant amounts to support growth. Equipment and plant expenditures in fiscal 2007 aggregated $30 million, approximately $16 million of which were for expansion of the Garage Doors' segment manufacturing capacity and $9 million was for Specialty Plastic Films. The company has also made strategic investments in each of its business segments to enhance its market position and expand into new markets, including:

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

  •
  In 2007, the Installation Services segment acquired a kitchen cabinet installation business to expand its capabilities in Las Vegas.

        The company was incorporated on May 18, 1959 under the laws of the State of New York. It was reincorporated in Delaware in 1970 and its name was changed to Griffon Corporation in 1995. The company makes available, free of charge through its website at www.griffoncorp.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is filed with or furnished to the Securities and Exchange Commission. For information regarding revenue, profit and total assets of each segment see Note 7 of "Notes to Consolidated Financial Statements."

Garage Doors

        The company believes that its wholly-owned subsidiary, Clopay Corporation, is the largest manufacturer and marketer of residential garage doors and among the largest manufacturers of commercial sectional doors in the United States. The company's building products are sold under Clopay®, Ideal Door® and Holmes® brand names through an extensive distribution network throughout the United States. The company estimates that the majority of Garage Doors' net sales are from sales of garage doors to the home remodeling segment of the residential housing market, with the balance from the new residential housing and commercial building markets. The segment employs approximately 1,600 employees. Sales into the home remodeling market are being driven by the continued aging of the housing stock and the trend of improving home appearance.

        According to industry sources, the residential and commercial sectional garage door market for 2006 was estimated to be $2.2 billion. Over the past decade there have been several key trends driving the garage door industry, including the shift from wood to steel doors and the growth of the home center channel of distribution. The company estimates that over 90% of the total garage door market today is steel doors. Superior strength, reduced weight and low maintenance have favored the steel door. Other product innovations during this period include insulated double-sided steel doors, new springing systems, sophisticated window options, improved safety features, and product designs with increased aesthetic appeal.

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

        Sales by Garage Doors have provided approximately 29% of the company's consolidated revenue in 2007, 32% in 2006 and 37% in 2005.

Sales and Marketing

        The company distributes its building products through a wide range of distribution channels including installing dealers, retailers and wholesalers. The company owns and operates a national network of 49 distribution centers. The company's building products are sold to approximately 2,000 independent professional installing dealers and to major home center retail chains, including The Home Depot, Inc., Menards, Inc. and Lowe's Companies, Inc. The company maintains strong relationships with its installing dealers and believes it is the largest supplier of residential garage doors to the retail and professional installing channels.

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

        The company is the principal supplier of residential garage doors throughout the United States and Canada to The Home Depot, Inc., with Clopay® brand doors being sold exclusively to this customer in the retail channel of distribution. Sales of the Clopay® brand outside the retail channel of distribution are not restricted. The segment's largest customers are The Home Depot, Inc. and Menards, Inc. The loss of either of these customers would have a material adverse effect on the company's business. The company distributes its garage doors directly to customers from its manufacturing facilities and through its network of 49 company-owned distribution centers located throughout the United States and in Canada. These distribution centers allow the company to maintain an inventory of garage doors near installing dealers and provide quick-ship service to retail and professional dealer customers.

Manufacturing and Raw Materials

        The company currently operates four garage door manufacturing facilities, with the recent closing of the Tempe, Arizona facility. A key aspect of Garage Doors' research and development efforts has been the ability to continually improve and streamline its manufacturing processes. The company's engineering and technological expertise, combined with its capital investment in equipment, generally has enabled the company to efficiently manufacture products in large volume and meet changing customer needs. The company's facilities use proprietary manufacturing processes to produce the majority of its products. Certain of the company's equipment and machinery are internally modified to achieve its manufacturing objectives. These manufacturing facilities produce a broad line of high quality garage doors for distribution to professional installer, retail and wholesale channels.

        The principal raw material used in the company's manufacturing operations is galvanized steel, the price of which trended upwards toward the end of 2006. Prices trended slightly downward in 2007, while remaining higher than most of 2006. The company also utilizes certain hardware components as well as wood and insulated foam. All of these raw materials are generally available from a number of sources.

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

Competition and market conditions

        The garage door industry is characterized by several large national manufacturers and many smaller regional and local manufacturers. The company competes on the basis of service, quality, price, brand awareness and product design.

        The company's brand names are widely recognized in the building products industry. The company believes that it has earned a reputation among installing dealers, retailers and wholesalers for producing a broad range of high-quality doors. The company's market position and brand recognition are key marketing tools for expanding its customer base, leveraging its distribution network and increasing its market share.

        The garage door industry, including Clopay has been negatively impacted by poor market conditions in residential housing. Key statistics are poor and in some cases, getting worse. Current data compared to prior year show new home starts down 34%, new home sales down 25% and an 8.2 month supply of new homes. Existing home sales are down 15% and the inventory of existing homes is up 33% and now stands at a 10 month supply.

Installation Services

        The company has developed a substantial network of specialty building products installation and service operations. Its network of locations cover many of the key new single family home markets in the United States and offer a variety of building products and services to the residential construction and remodeling industries. The segment employs approximately 1,200 employees.

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

        Installation Services has targeted geographic markets that have a sizeable population or significant growth demographics. The markets served account for approximately 17% of all new residential housing permits in the United States. Installation Services' multiple product offering is primarily targeted at new construction, wherein products are generally consumed at approximately the same time in the construction process. Products offered can be selected and upgraded by the end-customer in the company's design centers. The company believes that its multi-product offering provides strategic marketing advantages over traditional, single product competitors, and provides the company with operational efficiencies. The company seeks to increase the cross-selling of its multiple products to its existing customers. Additionally, the company plans further growth through the introduction of additional installed building products. The replacement and remodeling markets are additional markets for the company's products and professional installation services.

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

        Sales by Installation Services have provided approximately 17% of the company's consolidated revenue in 2007 and 21% in both 2006 and 2005.

Competition and market conditions

        The installation services industry remains fragmented, consisting primarily of smaller, single-market companies which have limited financial resources. However, the company has recently observed the emergence of several multi-market competitors in various regions. The company competes on the basis of service, price and product line diversity. The industry and the company have been severely impacted by the declining new home construction market.

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

        The segment's major customer is Procter & Gamble, with whom the company enjoys a long and successful relationship. Specialty Plastic Films supplies Procter & Gamble with a variety of products used primarily for its infant diapers, both domestically and internationally.

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

Products

        Specialty Plastic Films manufactures a wide variety of embossed and printed specialty films and laminates for the hygienic, healthcare and other markets. Specialty Plastic Films' products are used as moisture barriers for disposable infant diapers, adult incontinence and feminine hygiene products and as protective barriers in surgical and industrial gowns and drapes, equipment covers, flexible packaging, house wrap and other products. A specialty plastic film is a thin-gauge film (typically 0.0005" to 0.003") that is manufactured from polymer resins and engineered to provide certain performance characteristics. A laminate is the combination of a plastic film and a woven or non-woven fabric. These products are produced using both cast and blown extrusion and laminating processes. High speed, multi-color custom printing of films and customized embossing patterns further differentiate the products. The company's specialty plastic film products typically provide a unique combination of performance characteristics that meet specific, proprietary customer needs. Examples of such characteristics include strength, breathability, barrier properties, elastic properties, processibility and aesthetic appeal.

        Sales by Specialty Plastic Films have provided approximately 25% of the company's consolidated revenue in 2007, 23% in 2006 and 26% in 2005.

Sales and Marketing

        The segment sells its products primarily in the United States and Europe with sales also in Canada, Central and South America and Asia Pacific. The segment primarily utilizes an internal direct sales force, organized by customer accounts. Senior management actively participates by developing and maintaining close contacts with customers.

        The segment's largest customer is Procter & Gamble, which has accounted for a substantial portion of Specialty Plastic Films' sales over the last five years. The loss of this customer would have a material adverse effect on the company's business. Specialty plastic films also are sold to a diverse group of other leading consumer, health care and industrial companies.

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

Research and Development

        The company believes it is an industry leader in the research, design and development of specialty plastic films and laminate products. The company operates a technical center where polymer chemists, scientists and engineers work independently and in strategic partnerships with the company's customers to develop new technologies, products, processes and product applications. Currently, the company is engaged in several joint efforts with the research and development departments of its customers.

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

        In June 2002, the company acquired 60% ownership in Isofilme Ltda., a manufacturer of plastic hygienic and specialty films located in São Paulo, Brazil which operates under the name Clopay do Brasil. In October 2004, the company acquired an additional 30% of Isofilme. In October 2005, the company purchased the remaining 10% interest. In 2005 and 2006, the company constructed and relocated to a new facility near São Paulo. The installation of new manufacturing capacity and capabilities was completed in conjunction with the move. Clopay do Brasil provides a platform to broaden participation in South American markets and strengthen the company's position as a global supplier.

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

        This segment launched a significant capital expansion program in fiscal 2003 to support new opportunities with its major customers and to increase capacity throughout its operations. The product initiative involving the production of high-quality, multi-color printing of films and laminates for the baby diaper market in North America and Europe is complete. The segment's most advanced production line went on-stream in 2005, and a new line in Brazil commenced production in 2006. In 2006 the segment installed North American capacity for the production of the latest technology in elastomeric materials for its key customers. Capital spending for Specialty Plastic Films was approximately $9 million in fiscal 2007 and $11 million in fiscal 2006. It is anticipated that spending in fiscal 2008 will approximate 2007 levels.

        Plastic resins, such as polyethylene and polypropylene, and non-woven fabrics are the basic raw materials used in the manufacture of substantially all of Specialty Plastic Films' products, the price of which has increased dramatically since early 2002. The near-term outlook is for an increase in resin prices. The company currently purchases its plastic resins in pellet form from several suppliers. The purchases are made under supply agreements that do not specify fixed pricing terms. The company's sources for raw materials are believed to be adequate for its current and anticipated needs.

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

Electronic Information and Communication Systems

        The company, through its wholly-owned subsidiary, Telephonics Corporation, specializes in advanced electronic information and communication systems for defense, aerospace, civil, industrial, and commercial applications domestically and in certain international markets. The company designs, manufactures, sells, and provides logistical support for aircraft communication systems, radar, air traffic management, information and command and control systems, identification friend or foe ("IFF") equipment, Integrated Homeland Security Systems and custom, mixed-signal, application specific integrated circuits. The company is a leading supplier of airborne maritime surveillance radar and aircraft intercommunication management systems, the segment's two largest product lines. In addition to its traditional defense products used predominantly by the United States Government, in recent years the company has adapted its core technologies to products used in international markets and has expanded its presence in both non-defense government and commercial markets. In fiscal 2007, approximately 79% of the segment's sales were to the United States defense industry, 17% to international customers and 4% to commercial customers. The segment employs approximately 1,200 employees.

        The United States defense electronics procurement budget is expected to grow along with the overall defense budget. Growth in this budget area reflects the trend in recent years for the United States' Department of Defense to opt for the installation of new electronic systems and equipment in existing aircraft rather than develop new weapons systems. Conflicts involving the country's military have also tended in recent years to require deployment and significant coordination between air, sea and ground forces, often in distant parts of the world, underscoring the evolution and growing importance of electronic systems that provide surveillance, tracking, communication and command and control. The company believes that Telephonics' advanced systems and sub-systems are well positioned to address the needs of an electronic battlefield with emphasis on the generation and dissemination of timely data for use by highly mobile ground, air and naval forces. The company anticipates that the need for such systems will also increase in connection with the increasingly active role that the military is playing in the war on terrorism, both at home and abroad.

Programs and Products

        The table below lists some of the major programs the company currently participates in:

Customer	Program	Product
The Boeing Company	U.S. Air Force C-17A Cargo Transport U.S. Air Force C-130 Hercules Air Transport Airborne Warning and Control System (AWACS) U.S. Navy F/A-18/E/F Fighter/Attack Aircraft	Intercommunications Management Systems
	AWACS	Identification Friend or Foe System
General Dynamics, Canada	Maritime Helicopter Project	Maritime Surveillance Radar
BAE Systems	U.K. NIMROD Royal Maritime Patrol Aircraft	Intercommunications Systems Integration
Northrop Grumman	Joint-STARS Surveillance Aircraft	Intercommunications Management Systems
	U.S. Coast Guard HU-25 Aircraft	Maritime Surveillance Radar
Lockheed Martin Corporation	U.S. Navy MH-60S/MH-60R Helicopters U.S. Navy P-3 Aircraft	Intercommunications Management Systems
	U.S. Navy MH-60R Helicopter U.S. Coast Guard—CN 235 Maritime Patrol Aircraft	Maritime Surveillance Radar and Identification Friend or Foe System
MacDonald Dettwiler	Canadian Forces' CP-140 Aurora Aircraft Modernization Program	Maritime Surveillance Radar and Identification Friend or Foe System
Sikorsky Aircraft Company	S-70B Maritime Surveillance Helicopter	Maritime Surveillance Radar
	UH-60M Blackhawk Helicopter Upgrade Program	Management Systems
Syracuse Research Corporation	U.S. Army Warlock Duke	Counter IED Devices

        The company, under a contract with Syracuse Research Corporation has been manufacturing counter IED devices to support the Warlock Duke program. The program entailed the achievement of high rate production, in an accelerated timetable, of equipment designed to defeat the roadside bomb threats that our armed forces face throughout the world. The program resulted in sales of $190 million in 2007 and $143 million in 2006.

        The company specializes in communication systems and products and is a leading manufacturer of aircraft intercommunication systems with products in digital and analog communication management, digital audio distribution and control, and communication systems integration. Additionally, the company also manufactures a variety of wireless products for use in ground and airborne operations. The company's communication products are on platforms such as the U.S. Navy's MH-60R multi-mission and MH-60S utility helicopters, the United Kingdom's NIMROD surveillance aircraft, the U.S. Air Force C-17A cargo transport, the U.S. Air Force's Joint Surveillance and Target Acquisition Radar System (Joint-STARS) aircraft, and AWACS aircraft.

        The company's command and control systems include airborne maritime surveillance radar, ground surveillance radar, weather and search radar systems, air traffic management systems and tactical instrument landing systems. The company provides expertise and equipment for detecting and tracking targets in a maritime environment and flight path management systems for air traffic control applications. Its maritime radar systems, which are used in more than 20 countries, are fitted aboard helicopters, fixed-wing aircraft, and aerostats for use at sea. The company's radar products will be utilized on the U.S. Coast Guard's helicopters, fixed wing aircraft and unmanned aerial vehicles for its Deepwater upgrade program. The company also increased its market penetration through an award to develop, manufacture and deliver radar with imaging in both maritime and overland environments for the Canadian Forces' CP-140 Aurora aircraft program. The company's electronic systems include IFF systems used by the U.S. Air Force and NATO on the AWACS aircraft and for the U.S. Navy's Multi-Mission Maritime Aircraft Contract.

        The company has directed more of its resources towards Homeland Security Systems and was recently selected by Boeing company to participate in the Secure Border Initiative net (SBInet) program.

        The company is generally a first tier supplier to prime contractors in the defense industry such as Boeing, Lockheed Martin, Northrop Grumman and Sikorsky Aircraft. With the significant contraction and consolidation that has occurred in the U.S. and international defense industry, major prime contractors worldwide are relying on smaller, key suppliers to provide advances in technology and greater efficiencies to reduce the cost of major systems and platforms. The company believes that this situation creates an opportunity for established, first tier suppliers to capitalize on existing relationships with major prime contractors and play a larger role in the foreseeable future.

        The company also manufactures custom and standard, mixed-signal, application-specific large-scale integrated circuits for customers in the security, military telecommunications and multi-media industries.

        Sales by Electronic Information and Communication Systems have provided approximately 29% of the company's consolidated revenue in 2007, 24% in 2006 and 16% in 2005.

Backlog

        The funded backlog for Electronic Information and Communication Systems was approximately $309 million at September 30, 2007, compared to $373 million at September 30, 2006. Approximately 70% of the current backlog is expected to be filled during fiscal 2008. The decline in backlog is primarily attributable to the wind down of the Syracuse Research Corporation contract.

Sales and Marketing

        Telephonics has approximately 30 technical business development personnel who act as the focal point for its marketing activities and approximately 40 sales representatives who introduce its products and systems to customers worldwide.

        The company participates in a range of long-term defense and non-military government programs, both domestically and internationally. The company has developed a base of installed products in these programs that generate significant recurring revenue and retrofit, spare parts and customer support sales. Due to the inherent complexity of defense electronics, the company believes that its incumbent status on major platforms gives it a competitive advantage in the selection process for the upgrades and enhancements that have characterized defense electronics procurement in recent years. Furthermore, the company believes that with programs such as the U.S. Navy's MH-60R helicopter transitioning to full scale production concurrently with other radar and intercommunications systems production programs under way, the company will have a competitive price advantage on bids for new business.

        In recent years, the segment has also significantly expanded its customer base in international markets. The company's international projects include a contract with MacDonald Dettwiler as part of Canada's CP-140 Aurora Aircraft Modernization program and a number of contracts with the Civil Aviation Authority of China for air traffic management systems for Mainland China.

Research and Development

        This segment regularly updates its core technologies through internally funded research and development. The selection of these R&D projects is based on available opportunities in the marketplace, as well as input from the company's customers. Recent internally funded research and development has resulted in the development of an airborne imaging maritime surveillance radar system with advanced technology and greater functionality, as well as an all-digital, totally secure intercommunications management system.

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

        In addition to Telephonics' products for defense programs, the company has also applied its technology to produce products for commercial applications such as airborne weather and search radar air traffic control systems. The company believes that its reputation for innovative product design and engineering capabilities, especially in the areas of voice and data communications, radio frequency design, digital signal processing, networking systems, inverse synthetic aperture radar and analog, digital and mixed-signal integrated circuits, has enhanced its ability to secure, retain and expand its participation in defense programs and commercial undertakings. The company is capable of meeting a full range of customer requirements including system requirements definition, product design and development, manufacturing and test, integration and installation, and logistical support. As a result, the company has been successful in developing a number of relationships as an important strategic partner and first tier supplier to various prime contractors.

        Telephonics' objective is to anticipate the needs of its core markets and to invest in research and development in an effort to provide solutions well in advance of its competitors. In an effort to ensure customer satisfaction and loyalty, Telephonics often designs its products to exceed customers' minimum specifications, providing its customers with greater performance and flexibility. The company believes that these practices engender increased coordination and communication with its customers at the earliest stages of new program development, thereby increasing the likelihood that Telephonics' products will be selected and integrated as part of a total system solution.

Competition

        The Electronic Information and Communication Systems segment competes with major manufacturers of electronic information and communication systems that have greater financial resources than the company, and with several smaller manufacturers of similar products. The company competes on the basis of technology, design, quality, price and program performance.

Employees

        On a consolidated basis, the company has approximately 5,300 employees located throughout the United States, in Europe and Brazil. Approximately 130 of its employees are covered by a collective bargaining agreement, primarily with an affiliate of the AFL-CIO. The company believes its relationships with its employees are satisfactory.

Regulation

        The company's operations are subject to various environmental, health and employee safety laws. The company has spent money and management has spent time complying with environmental, health and worker safety laws which apply to its operations and facilities and the company expects to continue to do so. Compliance with environmental laws has not historically materially affected the company's capital expenditures, earnings or competitive position. The company does not expect compliance with environmental laws to have a material effect on the company in the future. The company believes that it generally complies with applicable environmental, health and worker safety laws and governmental regulations. Nevertheless, the company cannot guarantee that in the future it will not incur additional costs for compliance or that those costs will not be material.

Seasonality

        Historically the company's revenues and earnings are lowest in its second fiscal quarter and highest in its fourth fiscal quarter.

Financial Information About Geographic Areas

        Revenues, based on the customers' locations, and property, plant and equipment attributed to operations in the United Sates and all other countries are as follows:

	2007	2006	2005
Revenues by geographic area—
United States	$1,229,103,000	$1,286,470,000	$1,058,620,000
Germany	83,446,000	74,886,000	66,853,000
United Kingdom	33,893,000	21,392,000	31,162,000
Canada	57,759,000	59,797,000	55,912,000
Poland	25,710,000	21,900,000	30,704,000
All other countries	186,701,000	172,135,000	158,742,000

	$1,616,612,000	$1,636,580,000	$1,401,993,000

Property, plant and equipment by geographic area—
United States	$131,812,000	$133,005,000	$111,086,000
Germany	79,132,000	79,493,000	88,102,000
All other countries	22,505,000	19,477,000	17,712,000

	$233,449,000	$231,975,000	$216,900,000

        Also see Note 7 in the Notes to Consolidated Financial Statements for additional segment information.

Research and Development

        Research and development costs not recoverable under contractual arrangements are charged to expense as incurred. Research and development costs for all business segments were approximately $16,400,000 in 2007, $15,300,000 in 2006 and $16,100,000 in 2005.

Item 1A.    Risk Factors

        You should carefully consider the risks described below, as well as the other information appearing in this document. If any of the following risks actually occur, they could materially adversely affect the business, financial condition, operating results or prospects. The risks and uncertainties described below are not the only ones facing the company. Additional risks and uncertainties not presently known or that are currently deemed immaterial may also impair the business, financial condition, operating results and prospects.

Trends in the housing sector and in general economic conditions will directly impact the business.

        The businesses in the garage door and the installation industries are influenced by market conditions for new home construction and renovation of existing homes. For the year ended September 30, 2007, approximately 46% of the total net sales were related to new home construction and renovation of existing homes. Trends in the housing sector directly affect financial performance. Accordingly, the strength of the U.S. economy, the age of existing home stock, job growth, interest rates, consumer confidence and the availability of consumer credit, as well as demographic factors such as the migration into the United States and migration of the population within the United States have an effect on business. In that respect, the recent downturn in the housing market has had an adverse effect on the operating results of our garage door and installation services segments. The company continues to be concerned about trends in market conditions and the outlook for 2008.

The Company operates in highly competitive industries and may be unable to compete effectively.

        The Company faces intensive competition in each of our markets. It has a number of competitors, some of which are larger and have greater resources. The Company competes primarily on the basis of competitive prices, technical expertise, product differentiation, and quality of products and services. In addition, there can be no assurance that the Company will not encounter increased competition in the future, which could have a material adverse effect on the business.

If the Company were to lose any of its largest customers, the results of operations could be significantly harmed.

        A small number of customers has accounted for a substantial portion of historical net sales, and the Company expects that a limited number of customers will continue to represent a substantial portion of net sales for the foreseeable future. Approximately 13% of our total sales and 54% of our specialty plastic films sales for the fiscal year ended September 30, 2007 were made to Procter & Gamble, which is the largest customer in the specialty plastic films segment. The Home Depot, Inc. and Menards, Inc. are significant customers of the garage doors segment and Syracuse Research Corporation, Lockheed Martin Corporation and the Boeing Company are significant customers of the electronic information and communication systems segment. The future operating results will continue to substantially depend on the success of the largest customers and our relationships with them. Orders from these customers are subject to fluctuation, and may be reduced materially. Any reduction or delay in sales of products to one or more of these customers could significantly harm the business. The operating results will also depend on the Company's ability to successfully develop relationships with additional key customers. The Company cannot assure you that it will retain its largest customers or that it will be able to recruit additional key customers.

Increases in raw material costs could adversely impact the financial condition and operating results.

        The Company purchases raw materials from various suppliers. While all raw materials are available from numerous sources, commodity raw materials are subject to fluctuations in price. Because raw materials in the aggregate constitute significant components of the cost of goods sold, such fluctuations could have a material adverse effect on results of operations. In recent years, there have been price increases in plastic resins and steel, which are the basic raw materials used in the manufacture of specialty plastic films and garage door products, respectively. The Company's ability to pass on to customers increases in raw material prices is limited due to customer supply arrangements and competitive pricing pressure, and there is generally a time lag between increased costs and implementation of related price increases. The Company has not always been able to increase its prices to fully recoup its increased costs. In addition, sharp increases in raw material prices are more difficult to pass through to customers in a short period of time and may negatively affect short-term financial performance.

Trends in the baby diaper market will directly impact the business.

        Recent trends have been for baby diaper manufacturers to specify thinner plastic films for use in their products. This trend has generally resulted in Specialty Plastic Films incurring costs to redesign and reengineer its own products to accommodate the specification change and has also had the effect of reducing revenue due to lower plastic film content in products sold. Such decreases, or the failure of the company to meet changing customer specifications, could result in a decline in revenue and profits that may have a material adverse effect on the business, operating results, financial condition and prospects.

The electronic information and communication systems business depends heavily upon government contracts.

        The electronic information and communication systems business sells products to the U.S. government primarily as a subcontractor. The Company is generally a first tier supplier to prime contractors in the defense industry such as Boeing, Lockheed Martin and Northrop Grumman. In the fiscal year ended September 30, 2007, U.S. government contracts and subcontracts accounted for approximately 23% of sales. Contracts involving the U.S. government may include various risks, including:

  •
  termination by the government;

  •
  reduction or modification in the event of changes in the government's requirements or budgetary constraints;

  •
  increased or unexpected costs causing losses or reduced profits under contracts where our prices are fixed, or unallowable costs under contracts where the government reimburses us for costs and pays an additional premium;

  •
  the failure or inability of the prime contractor to perform its contract in circumstances where the Company is a subcontractor;

  •
  the failure of the company to observe and comply with government business practice and procurement regulations such that the company could be suspended or barred from bidding on or receiving awards of new government contracts;

  •
  the failure of the government to exercise options for additional work provided for in the contracts; and

  •
  the government's right in certain circumstances to freely use technology developed under these contracts.

        The programs in which the Company participates may extend for several years, but are normally funded on an annual basis. The U.S. government may not continue to fund programs to which development projects apply. Even if funding is continued, the Company may fail to compete successfully to obtain funding pursuant to such programs.

The Company must continually improve existing products, design and sell new products and manage the costs of research and development in order to compete effectively.

        The markets for specialty plastic films and electronic information and communication systems businesses are characterized by rapid technological change, evolving industry standards and continuous improvements in products. Due to constant changes in these markets, future success depends on the Company's ability to develop new technologies, products, processes and product applications.

        The Company develops technologies and products through internally funded research and development and strategic partnerships with its customers. Because it is generally not possible to predict the amount of time required and the costs involved in achieving certain research and development objectives, actual development costs may exceed budgeted amounts and estimated product development schedules may be extended. The business, financial condition and results of operations may be materially and adversely affected if:

  •
  the Company is unable to improve our existing products on a timely basis;

  •
  new products are not introduced on a timely basis or do not achieve sufficient market penetration;

  •
  the Company incurs budget overruns or delays in research and development efforts; or

  •
  new products experience reliability or quality problems.

The loss of certain key officers or employees could adversely affect the Company.

        The success of the business is materially dependent upon the continued services of certain of key officers and employees. The loss of such key personnel could have a material adverse effect on the business, operating results or financial condition.

The businesses are subject to seasonal variations.

        Historically, revenues and earnings are lowest in the second fiscal quarter ending on March 31 and highest in the fourth fiscal quarter ending September 30. The quarterly operating results fluctuation is mainly due to the seasonality in the garage door and installation businesses. The primary revenues of the garage door and installation businesses are driven by residential renovation and construction. Cold weather in the winter months usually reduces the level of building and remodeling activity in both the home improvement and new construction markets and, accordingly, has an adverse effect on the demand for garage door products and installation services. Seasonal fluctuation in the demand for garage door products and installation services could have a material adverse effect on results of operations. Because a high percentage of manufacturing overhead and operating expenses is relatively fixed throughout the year, operating margins have historically been lower in quarters with lower sales. As a result, operating results and stock price could be volatile, particularly on a quarterly basis.

The Company is exposed to a variety of risks relating to international sales and operations, including foreign economic and political conditions and fluctuations in exchange rates.

        The Company owns properties and conduct operations in Europe and South America through foreign subsidiaries. Sales of products through foreign subsidiaries accounted for approximately 17% of net sales for the fiscal year ended September 30, 2007. These foreign sales could be adversely affected by changes in various foreign countries' political and economic conditions, trade protection measures, differing intellectual property rights and changes in regulatory requirements that restrict the sales of products or increase costs. Currency fluctuations between the U.S. dollar and the currencies in the foreign countries or regions in which the Company does business may also have an impact on future operating results.

The Company may not be able to protect its proprietary rights.

        The Company relies on a combination of patent, copyright and trademark laws, trade secrets, confidentiality and non-disclosure agreements and other contractual provisions to protect proprietary rights. Such measures provide only limited protection. The Company cannot assure that its means of protecting its proprietary rights will be adequate or that competitors will not independently develop similar technologies.

The Company is exposed to product liability claims.

        The Company may be the subject of product liability claims in the future relating to the performance of its products or the performance of a product in which any of its products was a component part. There can be no assurance that product liability claims will not be brought against the Company in the future, either by an injured customer of an end product manufacturer who used one of the products as a component or by a direct purchaser from the Company. In addition, no assurance can be given that indemnification from customers or coverage under insurance policies will be adequate to cover future product liability claims against the Company. Moreover, liability insurance is expensive, difficult to maintain and may be unobtainable in the future on acceptable terms. The amount and scope of any insurance coverage may be inadequate if a product liability claim is successfully asserted against the Company. Furthermore, if any significant claims are made, the business may be adversely affected by any resulting negative publicity.

The Company has been, and may in the future be, subject to claims and liabilities under environmental laws and regulations.

        The Company's operations and assets are subject to federal, state, local and foreign environmental laws and regulations pertaining to the discharge of materials into the environment, the handling and disposal of wastes, including solid and hazardous wastes, or otherwise relating to health, safety and protection of the environment. The Company does not expect to make any expenditures with respect to ongoing compliance with or remediation under these environmental laws and regulations that would have a material adverse effect on its business, operating results or financial condition. However, the applicable requirements under the law may change at any time.

        The Company can also incur environmental liabilities in respect of sites that it no longer owns or operates, as well as third party sites to which it has sent hazardous materials in the past. The Company cannot assure that material costs or liabilities will not be incurred in connection with such claims. A site in Peekskill in the town of Cortlandt, New York was previously owned and used by two of its subsidiaries. The Peekskill site was sold in December 1982. In 1984, the Company was advised by the New York State Department of Environmental Conservation that random sampling of the Peekskill site indicated concentrations of solvents and other chemicals common to the operations of its subsidiary that used the site. In May 1996, the subsidiary that formerly owned the site entered into a consent order with the DEC to investigate and remediate environmental conditions at this site, including the performance of a remedial investigation and feasibility study. After completing the initial remedial investigation, the subsidiary has now performed a supplemental remedial investigation under the consent order. Subsequently, an addendum to the supplemental remediation investigation was negotiated and conducted and a further report submitted to the DEC. The Company believes, based on facts presently known, that the outcome of this matter will not have a material adverse effect on its results of operations and financial condition. The Company cannot assure, however, that the discovery of presently unknown environmental conditions, changes in environmental laws and regulations or other unanticipated events will not give rise to claims that may involve material expenditures or liabilities.

Changes in income tax laws and regulations or exposure to additional income tax liabilities could adversely affect profitability.

        The Company is subject to income taxes in the United States and in various foreign jurisdictions. Domestic and international tax liabilities are subject to the allocation of income among various tax jurisdictions. The Company's effective tax rate could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in any valuation allowance for deferred tax assets or the amendment or enactment of tax laws. The amount of income taxes paid is subject to ongoing audits by U.S. Federal, state and local tax authorities and also by foreign authorities. If these audits result in assessments different from recorded income tax liabilities, future financial results may include unfavorable adjustments to income tax expense.

The Company's compliance with restrictions and covenants in its debt agreements may limit its ability to take corporate actions and harm the business.

        The debt agreements contain a number of covenants that restrict the Company's ability to incur additional debt and to pay dividends. Under revolving credit agreement the Company is also required to comply with specific financial ratios and tests. The Company may not be able to comply in the future with these covenants or restrictions as a result of events beyond its control, such as prevailing economic, financial and industry conditions. If the Company defaults in maintaining compliance with the covenants and restrictions in its debt agreements, its lenders could declare all of the principal and interest amounts outstanding due and payable and terminate their commitments to extend credit to the Company in the future. If the Company is unable to secure credit in the future, the business could be harmed.

The Company's inability to repurchase outstanding convertible notes as required under the indenture may cause an event of default under other agreements.

        On July 18, 2010, 2013, 2018 and upon a change in control, as defined in the indenture, noteholders will have the right to require repurchase of their notes. If the Company did not have sufficient funds to pay the repurchase price for all of the notes tendered, an event of default under the indenture governing the notes would occur as a result of such failure. In addition, a change in control might breach a covenant under the Company's revolving credit agreement, and may be prohibited or limited by, or create an event of default under, other agreements relating to borrowings that the Company may enter into from time to time.

The Company's reported earnings per share may be more volatile because of the conversion contingency provision of the notes.

        The outstanding convertible notes are convertible when a "market price" condition is satisfied and also upon the occurrence of other circumstances as more fully described in Note 2 of Notes to Consolidated Financial Statements. Upon conversion, noteholders will receive at least $1,000 in cash for each $1,000 principal amount of notes presented for conversion. The excess of the value of the company's common stock that would have been issuable upon conversion over the cash delivered will be paid to noteholders in shares of the Company's common stock. These shares are considered in the calculation of diluted earnings per share and volatility in the Company's stock price could cause these notes to be dilutive in one quarter and not in a subsequent quarter, increasing the volatility of fully diluted earnings per share.

The Company may be unable to raise additional financing necessary to conduct its business, make payments when due or refinance its debt.

        The Company may need to raise additional funds in the future in order to implement its business plan, to refinance its debt or to acquire complementary businesses or products. Any required additional financing may be unavailable on terms favorable to the Company, or at all. If the Company raises additional funds by issuing equity securities, holders of common stock may experience significant dilution of their ownership interest and these securities may have rights senior to those of the holders of the common stock.

The Company's indebtedness and interest expense will limit its cash flow and could adversely affect its operations and its ability to make full payment on its outstanding notes.

        The Company's indebtedness poses risks to its business, including the risks that:

  •
  the Company could use a substantial portion of its consolidated cash flow from operations to pay principal and interest on its debt, thereby reducing the funds available for working capital, capital expenditures, acquisitions, product development and other general corporate purposes;

  •
  insufficient cash flow from operations may force the Company to sell assets, or seek additional capital, which the Company may be unable to do at all or on terms favorable to the Company; and

  •
  the Company's level of indebtedness may make it more vulnerable to economic or industry downturns.

The Company has the ability to issue additional equity securities, which would lead to dilution of its issued and outstanding common stock.

        The issuance of additional equity securities or securities convertible into equity securities would result in dilution of existing stockholders' equity interests in the Company. The Company is authorized to issue, without stockholder approval, 3,000,000 shares of preferred stock in one or more series, which may give other stockholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common stock. The board of directors has the authority to issue, without vote or action of stockholders, shares of preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of the common stock. The board of directors has no present intention of issuing any such preferred stock, but reserves the right to do so in the future. In addition, the Company is authorized to issue, without stockholder approval, up to 85,000,000 shares of common stock, of which approximately 29,930,000 shares were outstanding as of September 30, 2007. The Company is also authorized to issue, without stockholder approval, securities convertible into either shares of common stock or preferred stock.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties

        The company occupies approximately 5,100,000 square feet of general office, factory, warehouse and showroom space throughout the United States, in Germany and in Brazil. For a description of the encumbrances on certain of these properties, see Note 2 to the company's consolidated financial statements. The following table sets forth certain information related to the company's major facilities:

Location	Business Segment	Primary Use	Approximate Square Footage	Owned or Leased
Jericho, NY	Corporate Headquarters	Office	10,000	Leased
Farmingdale, NY	Electronic Information and Communication Systems	Manufacturing and research and development	193,000	Owned
Huntington, NY	Electronic Information and Communication Systems	Manufacturing	94,000 55,000	Owned Leased
Columbia, MD	Electronic Information and Communication Systems	Engineering	25,000	Leased
Gardena, CA	Electronic Information and Communication Systems	Repairs	10,000	Leased
Stockholm, Sweden	Electronic Information and Communication Systems	Manufacturing/ Engineering	22,000	Leased
Mason, OH	Garage Doors Installation Services Specialty Plastic Films	Office and research and development	131,000	Leased
Aschersleben, Germany	Specialty Plastic Films	Manufacturing	289,000	Owned
Dombühl, Germany	Specialty Plastic Films	Manufacturing	124,000	Owned
Augusta, KY	Specialty Plastic Films	Manufacturing	275,000	Owned
Nashville, TN	Specialty Plastic Films	Manufacturing	279,000	Leased
Jundiai, Brazil	Specialty Plastic Films	Manufacturing	88,000	Owned
Troy, OH	Garage Doors	Manufacturing	867,000	Leased
Russia, OH	Garage Doors	Manufacturing	339,000	Owned
Baldwin, WI	Garage Doors	Manufacturing	155,000	Leased
Auburn, WA	Garage Doors	Manufacturing	123,000	Leased

        The company also leases approximately 2,200,000 square feet of space for the Garage Doors distribution centers and Installation Services locations in numerous facilities throughout the United States.

        The company has minimum annual rental commitments under real estate leases of approximately $15 million. The majority of the leases have escalation clauses related to increases in real property taxes on the leased property and some for cost of living adjustments. Certain of the leases have renewal and purchase options.

        In fiscal 2006, the company acquired a manufacturing facility for the garage door segment in Troy, Ohio. In fiscal 2007, the company entered into a capital lease for this facility. The plants and equipment of the company are believed to contain sufficient space for current and presently foreseeable needs.

Item 3.    Legal Proceedings

        Department of Environmental Conservation of New York State ("DEC"), with ISC Properties, Inc. Lightron Corporation ("Lightron"), a wholly-owned subsidiary of the company, once conducted operations at a location in Peekskill in the Town of Cortlandt, New York owned by ISC Properties, Inc., a wholly-owned subsidiary of the company (the "Peekskill Site"). ISC Properties, Inc. sold the Peekskill Site in November 1982.

        Subsequently, the company was advised by the DEC that random sampling at the Peekskill Site and in a creek near the Peekskill Site indicated concentrations of solvents and other chemicals common to Lightron's prior plating operations. ISC Properties, Inc. then entered into a consent order with the DEC in 1996 (the "Consent Order") to perform a remedial investigation and prepare a feasibility study. After completing the initial remedial investigation pursuant to the Consent Order, ISC Properties, Inc. was required by the DEC to conduct a supplemental remedial investigation under the Consent Order. In or about August 2004, a report was submitted to the DEC of the findings under the supplemental remedial investigation. Subsequently, an addendum to the supplemental remediation investigation was negotiated and conducted and a further report submitted to the DEC. A soil vapor investigation report that contained the findings of a soil vapor investigation conducted at the Site under the Consent Order, was submitted in July, 2007 to, and accepted in September, 2007 by, the DEC. ISC Properties, Inc. now has submitted to the DEC for its approval, a draft report of all of the remedial investigation work that ISC Properties, Inc. performed in connection with, and as required by, the Consent Order. No feasibility study has yet been performed pursuant to the Consent Order. Management believes, based on facts presently known to it, that the resolution of this matter will not have a material adverse effect on the company's consolidated financial position, results of operations and cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The company's Common Stock is listed for trading on the New York Stock Exchange under the symbol "GFF". The following table shows for the periods indicated the quarterly range in the high and low sales prices for the company's Common Stock:

Fiscal Quarter Ended	High	Low
December 31, 2005	$25.99	$21.11
March 31, 2006	25.53	21.91
June 30, 2006	28.55	24.17
September 30, 2006	26.35	22.04
December 31, 2006	26.25	21.46
March 31, 2007	26.10	22.66
June 30, 2007	24.90	21.27
September 30, 2007	22.32	11.97

        As of November 15, 2007, there were approximately 15,000 recordholders of the company's Common Stock.

        No cash dividends on Common Stock were declared or paid during the five fiscal years ended September 30, 2007.

        Equity Compensation Plan Information

        The following sets forth information relating to the company's equity compensation plans as of September 30, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (Column a)	Weighted average exercise price of outstanding options, warrants and rights (Column b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a)) (Column c)
Equity compensation plans approved by security holders(1)	1,711,172	$12.57	43,015
Equity compensation plans not approved by security holders	461,101	16.46	11,863

Total	2,172,273	13.40	54,878

(1)
Excludes amounts in connection with the Griffon Corporation 2006 Equity Incentive Plan ("Incentive Plan") approved by shareholders during 2006. The Incentive Plan authorizes the grant of performance shares, performance units, stock options, stock appreciation rights, restricted shares and deferred shares. The maximum number of shares of common stock available for award under the Incentive Plan is 1,700,000 and the number of shares available is reduced by a factor of two to one for awards other than stock options. As of September 30, 2007, options to purchase 48,500 shares and 325,030 shares of restricted stock have been awarded. If all of the remaining shares available under the Incentive Plan were awarded through stock options, approximately 1,013,000 shares would be issued or if all of the remaining shares were awarded as restricted stock approximately 507,000 shares would be issued.

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

        In 2005 the company granted the Executive Vice President and Chief Financial Officer an option to purchase 250,000 shares of the company's common stock at an exercise price of $22.94 per share, the fair market value on the date of grant. The option has a seven year term and became exercisable as to 50% of the shares after one year and as to 100% of the shares after two years.

  (e)
  Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
July 1 - 31, 2007	26,800	$18.58	26,800	1,446,195
August 1 - 31, 2007	34,000	14.66	34,000	1,412,195
September 1 - 30, 2007	416,353	15.86	5,000	1,407,195

Total	477,153		65,800

(1)
The company's stock buyback program has been in effect since 1993, under which a total of approximately 17.2 million shares have been purchased for $233 million. There is no time limit on the repurchases to be made under the plan. Shares purchased apart from publically announced programs were in connection with the cashless exercise of stock options.

Item 6.    Selected Financial Data

	2007	2006	2005	2004	2003
Net sales	$1,616,612,000	$1,636,580,000	$1,401,993,000	$1,393,809,000	$1,254,650,000

Net income	$22,079,000	$51,786,000	$48,813,000	$53,859,000	$43,022,000

Per share:
Basic	$.74	$1.73	$1.64	$1.81	$1.33

Diluted	$.71	$1.65	$1.55	$1.71	$1.28

Total assets	$959,858,000	$928,214,000	$851,427,000	$749,516,000	$678,730,000

Long-term obligations	$229,438,000	$209,228,000	$196,540,000	$154,445,000	$155,483,000

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

        Net sales for the year ended September 30, 2007 decreased to $1.62 billion, down from $1.64 billion in 2006. Income before income taxes was $31.6 million compared to $78.7 million last year. Net income was $22.1 million compared to $51.8 million last year.

        The electronic information and communications systems segment had another strong year in fiscal 2007. This segment achieved a 22% increase in net sales and a 16% increase in operating profit compared to last year primarily from contract work from the Warlock-Duke program with Syracuse Research Corporation (SRC). However, sales growth decreased as the year went on primarily due to the wind down of the SRC program. The segment did receive an additional $11 million contract with SRC and opportunities exist for additional related work in fiscal 2008, however the segment is not anticipating this program contributing to revenue and operating income in the same way it has for the past two years. If the company cannot replace this program with other business, sales and operating income in 2008 will be lower than 2007. The segment's other programs continue to expand and funded backlog is approximately $309 million at September 30, 2007. The MH-60 program is expected to ramp up to approximately $100 million per year run rate this year, with the opportunity to increase an additional 20%. Additional contracts for this program totaling $360 million were recently awarded.

        The Company's building products operations—garage doors, declined from fiscal 2006 with sales and operating profits decreasing 13% and 83%, respectively. The decline has been primarily the result of poor market conditions in residential housing. The segment continues to be concerned about trends in market conditions and the outlook for 2008. Key statistics are poor and, in some cases, getting worse. Current data compared to prior year show new home starts down 34%, new home sales down 25% and an 8.2 month supply of new homes. Existing home sales are down 15% and the inventory of existing homes is up 33% and now stands at a 10 month supply. The segment is doing everything it can to retain its customer base and where possible to take market share, to offset the shrinking market. Consistent with the segment's forecast from a year ago, steel costs in fiscal 2007 were relatively stable compared to 2006. The segment is expecting similar stability for 2008. This stability could be negatively impacted if the relatively low demand level for steel were to strengthen. During the year excellent progress was made in bringing the new Troy, Ohio facility on line. Two of the most important product lines are now being produced in Troy. Also, the product offerings previously made in the closed facilities are being made in Troy. By the end of 2008, the segment expects to be producing two additional insulated door product lines there. The lines, in general, are designed with more automation and the segment anticipates they will achieve greater efficiencies.

        The installation services segment results also declined from fiscal 2006. New home construction activity in the segments three major markets continues to deteriorate. Single family permits are projected for 2007 to be at levels equal to 35%–55% of the peak levels reached in 2004 and 2005. The segment continues to reduce costs with personnel cost cuts, the consolidation of showroom, warehouse and office facilities and the relocation of the segment's headquarters from Mason, Ohio to Phoenix, Arizona. The segment continues marketing and selling activities seeking to gain share, including establishing a national brand identity and national marketing materials and rebate programs. With the changes made in 2007, including cost cutting, fixing key operational issues and management changes, assuming no further deterioration of market conditions, the goal is for this segment to break even at the operating income line in 2008.

        The specialty plastic films segment had increases in sales (7%) and operating income (12%) in fiscal 2007. This year the segment started shipping commercial quantities of a new product, elastic laminates for the hygiene products market. This product had not ramped up as anticipated in previous quarters. Recently, good progress has been made and the segment is optimistic that sales for these new products will ramp up significantly in fiscal 2008. Overall efficiency levels started to reach targeted levels later on in the year and the segment continues to study ways to achieve additional operational efficiencies. Resin price fluctuations had a favorable impact on operating income for the year, however, recently resin prices have been increasing and the segment is concerned about the impact it may have on 2008 results. Over the past several years, the segment has been successful in diversifying its customer portfolio. While the segment expects to be challenged with resin prices and new product roll-outs, it is optimistic that work on the cost structure and product mix will result in improved performance for 2008.

RESULTS OF OPERATIONS

        See Note 7 of "Notes to Consolidated Financial Statements."

Fiscal 2007 Compared to Fiscal 2006

        Operating results (in thousands) by business segment were as follows:

	Net Sales		Operating Profit
	2007	2006	2007	2006
Garage doors	$479,543	$549,701	$6,965	$41,171
Installation services	275,614	338,731	(10,648)	9,238
Specialty plastic films	406,574	381,373	17,263	15,450
Electronic information and communication systems	472,549	387,437	45,888	39,609
Intersegment revenues	(17,668)	(20,662)	—	—

	$1,616,612	$1,636,580	$59,468	$105,468

Garage Doors

        Net sales of the garage door segment decreased by $70.2 million compared to 2006. The sales decrease was principally due to lower sales volumes to dealers and retailers ($89 million), partially offset by higher selling prices that passed on the effect of higher raw material costs to customers, favorable product mix and improved product quality that resulted in decreased customer deductions ($25 million in aggregate).

        Operating profit of the garage door segment decreased $34.2 million compared to last year. Gross margin percentage was 28.1% in 2007 compared to 30.8% in 2006, reflecting lower sales volume which resulted in less overhead absorption and increased material costs. Selling, general and administrative expenses decreased approximately $1 million from 2006, as lower freight and distribution costs were partially offset by costs associated with the closure of a manufacturing facility in Tempe, Arizona and the movement of a production line from Tempe to Troy, Ohio. As a percentage of sales, selling, general and administrative expenses were 26.6% in 2007 compared to 23.4% in 2006.

Installation Services

        Net sales of the installation services segment decreased $63.1 million compared to last year. The lower sales was primarily attributed to decreased revenue in the Las Vegas and Atlanta markets resulting from a decline in flooring, fireplace, garage door and appliance installations sales offset by cabinet sale gains attributable to the cabinet installation company acquisition.

        Operating profit of the installation services segment decreased $19.9 million compared to last year, reflecting lower unit volumes. Gross margin percentage increased to 27.0% from 26.6% last year due to improved sales mix and higher margins from the cabinet installation company acquisition. Selling, general and administrative expenses increased approximately $4 million due primarily to expenses from the cabinet installation company acquisition and additional bad debt expense due to increased risk in accounts receivable related to the impact of the general market decline. As a percentage of sales, selling, general and administrative expenses were 30.9% in 2007 compared to 23.9% in 2006.

Specialty Plastic Films

        Net sales of the specialty plastic films segment increased $25.2 million compared to last year. The increase reflects higher unit volumes ($33 million) principally related to strong European volume and sales of the new, elastic laminates product in North America, the effect ($5 million) of selling price adjustments to partially pass increased raw material costs to customers, and the impact of a weaker U.S. dollar on translated sales ($19 million), offset in part by lower selling prices to the segment's major customer, unfavorable product mix and the timing of development cost reimbursements ($32 million).

        Gross margin percentage decreased to 15.5% from 17.2% last year primarily due to the lower selling prices to the segments major customer. The increase in operating profit was primarily attributable to higher unit sales volume, the impact of resin price and cost fluctuations, the weaker U.S. dollar and its impact on foreign sales, profit contribution of new products and lower operational expenses somewhat offset by lower selling prices to the segments major customer. Selling, general and administrative expenses decreased $4 million compared to last year principally due to the elimination of start-up costs related to the Brazilian facility and lower costs due to a reduction in force at the end of 2006. As a percentage of sales, selling, general and administrative expenses were 11.9% in 2007 compared to 13.7% last year.

Electronic Information and Communication Systems

        Net sales of the electronic information and communication systems segment increased $85.1 million compared to last year primarily from an SRC contract revenue increase of $47 million and MH-60 program revenue of $31 million.

        Operating profit of the electronic information and communication systems segment increased $6.3 million compared to last year. Gross margin percentage decreased to 18.7% from 19.4% last year, principally due to lower margins on the SRC contract. Selling, general and administrative expenses increased approximately $7 million over last year but, as a percentage of sales, was 9.1% compared to 9.4% last year due to the sales growth.

Interest Expense

        Interest expense increased by $2 million compared to 2006 principally due to higher levels of outstanding borrowings throughout the year.

Income Tax Expense

        The provision for income taxes for the fiscal year ended September 30, 2007 reflects a rate that is lower than the statutory United States and applicable foreign tax rates primarily due to a reversal of approximately $1.4 million of estimated income tax liabilities in connection with closed tax years and a statutory tax rate change in Germany that caused an adjustment in the valuation of net deferred tax liabilities of approximately $1 million.

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

        Operating profit of the garage doors segment increased $3.5 million compared to 2005. Gross margin percentage was 30.8% in 2006 compared to 29.6% in 2005, reflecting the selling price increases and improved product mix. The positive effects of increased sales and margins were partly offset by higher selling, general and administrative expenses which increased $8 million over 2005 primarily due to higher distribution and freight costs and increased marketing and advertising. As a percentage of sales, selling, general and administrative expenses increased to 23.4% from 22.6% in 2005.

Installation Services

        Net sales of the installation services segment increased by $38.7 million compared to 2005. The higher sales resulted from a strong construction environment in 2006 and market share gains in the segment's Phoenix market, tempered by the effect of increased competition including the loss of certain customer accounts in the Las Vegas market.

        Operating profit of the installation services segment was approximately the same compared to 2005. Gross margin percentage decreased to 26.6% from 26.7% in 2005. The effect of the sales increase was somewhat moderated by the lower margin and was substantially offset by higher operating expenses. Selling, general and administrative expenses increased approximately $10 million due primarily to higher distribution and selling costs to support the sales increase, and as a percentage of sales, was 23.9% in 2006 compared to 23.8% in 2005.

Specialty Plastic Films

        Net sales of the specialty plastic films segment increased $11.2 million compared to 2005. The increase was primarily due to higher unit volume ($23 million) principally related to new programs with private label manufacturers in Europe and the effect ($7 million) of selling price adjustments to partially pass increased raw material costs to customers, partly offset by the change in product mix ($19 million) compared to 2005.

        Operating profit of the specialty plastic films segment decreased $16.1 million compared to 2005. Gross margin percentage decreased to 17.2% from 21.4% in 2005. The lower gross margin and operating profit reflect product mix changes, the effect ($7 million) of higher raw material costs, start-up costs for new customer programs and related manufacturing inefficiencies, and a charge of approximately $2 million for a reduction in force. Selling, general and administrative expenses increased by approximately $4 million principally due to expenses ($2 million) related to the new Brazil facility, higher distribution costs, and a full year of intangible asset amortization. As a percentage of sales, selling, general and administrative expenses were 13.7% in 2006 compared to 13.1% in 2005.

Electronic Information and Communication Systems

        Net sales of the electronic information and communication systems segment increased $166.4 million compared to 2005. The SRC contract accounted for the significant growth in revenue, with the MH-60R program also contributing.

        Operating profit of the electronic information and communication systems segment increased $21.5 million compared to 2005. Gross margin percentage decreased to 19.4% from 23.4% in 2005, principally due to lower margins on production programs and cost growth on certain development programs. The effect of lower margins was offset by the sales increase. Selling, general and administrative expenses increased approximately $2 million over 2005 but, as a percentage of sales, was 9.4% compared to 15.5% in 2005 due to the sales growth.

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

LIQUIDITY AND CAPITAL RESOURCES

        Cash flow generated by operations for 2007 was $65.7 million compared to $16.3 million last year and working capital was $343 million at September 30, 2007. Operating cash flows increased compared to last year due primarily to lower inventory and accounts receivable levels, partly offset by decreases in current liabilities. The wind down of the Warlock-Duke program with SRC was a key contributor to the increase in operating cash flows.

        Net cash used in investing activities during 2007 was $58.4 million. The company had capital expenditures of $30 million, the majority of it for the garage door and specialty plastic films segments. The installation services segment acquired a cabinet installation company in January 2007 for $17.4 million. The acquisition was a cash transaction plus performance based payments determined over a three year period.

        Net cash provided by financing activities during 2007 was $14.3 million. In December 2006, the company and a subsidiary modified its existing senior secured multicurrency revolving credit facility in the amount of up to $175 million and extending its remaining term to five years. Commitments under the credit agreement may be increased by $50 million under certain circumstances upon request of the company. Borrowings under the credit agreement bear interest at rates based upon LIBOR or the prime rate, are collateralized by stock of a subsidiary of the Company, the net assets of which aggregated approximately $465,000,000 at September 30, 2007, and contain certain covenants including a consolidated leverage ratio, a consolidated fixed charges ratio and minimum consolidated net worth. The net proceeds of additional borrowings under the credit agreement have primarily been used to acquire the cabinet installation company. Approximately $4.4 million was used to acquire a total of 208,000 shares of common stock. Approximately 1.4 million shares of common stock are available for purchase pursuant to the company's stock buyback program and additional purchases, including any 10b5-1 plan purchases, will be made, depending upon market conditions, at prices deemed appropriate by management.

Contractual Obligations

        At September 30, 2007, payments to be made pursuant to significant contractual obligations are as follows (000's omitted):

Year	Purchase Obligations	Capital Expenditures	Operating Leases	Debt Repayments	Interest	Total
2008	$101,255	$4,916	$32,000	$1,521	$11,575	$151,266
2009	8,657	—	22,000	1,706	11,449	43,812
2010	1,521	—	16,000	1,835	11,354	30,709
2011	74	—	10,000	1,750	11,097	22,922
2012	—	—	8,000	77,186	6,986	92,172
Thereafter	—	—	5,000	146,961	59,706	211,666

        The purchase obligations are generally for the purchase of goods and services in the ordinary course of business. The company uses blanket purchase orders to communicate expected requirements to certain of its vendors. Purchase obligations reflect those purchase orders where the commitment is considered to be firm. Purchase obligations that extend beyond 2008 are principally related to long-term contracts received from customers of the electronic information and communication systems segment.

        A wholly owned subsidiary of the company has a lease agreement that limits dividends it may pay to the parent company. The agreement permits the payment of income taxes based on a tax sharing arrangement, and dividends based on a percentage of the subsidiary's net income. At September 30, 2007 the subsidiary had net assets of approximately $465 million. The company expects that cash flows from operations, together with existing cash, bank lines of credit and lease line availability, should be adequate to satisfy contractual obligations and finance presently anticipated working capital and capital expenditure requirements.

        The company has outstanding $130,000,000 of 4% convertible subordinated notes due 2023 (the "Notes"). Holders of the Notes may require the company to repurchase all or a portion of their Notes on July 18, 2010, 2013 and 2018, and upon a change in control.

ACCOUNTING POLICIES AND PRONOUNCEMENTS

Critical Accounting Policies

        The company's significant accounting policies are set forth in Note 1 of "Notes to Consolidated Financial Statements." The following discussion of critical accounting policies addresses those policies that require management judgment and estimates and are most important in determining the company's operating results and financial condition.

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

        The company sponsors several defined benefit pension plans. The amount of the company's liability for pension benefits and the amount of pension expense recognized in the financial statements is determined using actuarial assumptions such as the discount rate, the long-term rate of return on plan assets and the rate of compensation increases. Judgment is required to annually determine the rates to be used in performing the actuarial calculations. The company evaluates these assumptions with its actuarial and investment advisors and believes that they are within accepted industry ranges. In 2007 the discount rate was raised to reflect current market conditions.

        Upon acquisition, the excess of cost over the fair value of an acquired business' net assets is recorded as goodwill. Annually in its fourth fiscal quarter, the company evaluates goodwill for impairment by comparing the carrying value of its operating units to estimates of the related operation's fair values. An evaluation would also be performed if an event occurs or circumstances change such that the estimated fair value of the company's operating units would be reduced below its carrying value.

        The company depreciates property, plant and equipment on a straight-line basis over their estimated useful lives, which are based upon the nature of the assets and their planned use in the company's operations. Events and circumstances such as changes in operating plans, technological change or regulatory matters could affect the manner in which long-lived assets are held and used. Judgment is required to establish depreciable lives for operating assets and to evaluate events or circumstances for indications that the value of long-lived assets has been impaired.

        Income taxes include current year amounts that are payable or refundable and deferred taxes reflecting the company's estimate of the future tax consequences of temporary differences between amounts reflected in the financial statements and their tax basis. Changes in tax laws and rates may affect the amount of recorded deferred tax assets and liabilities.

Off-Balance Sheet Arrangements

        Except for operating leases and purchase obligations as disclosed herein, the company is not a party to any off-balance sheet arrangements.

Recent Accounting Pronouncements

        The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards Nos. 155, "Accounting for Certain Hybrid Financial Instruments"; 156, "Accounting for Servicing of Financial Assets"; 157, "Fair Value Measurements"; 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans"; 159, "The Fair Value Option for Financial Assets and Liabilities"; Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements"; and Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." SFAS 155 establishes the accounting for certain derivatives embedded in other financial instruments. SFAS 156 amends the accounting for separately recognized servicing assets and liabilities. SFAS 157 defines and emphasizes fair value as a market-based measurement. SFAS 158 requires the recognition of the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability on the balance sheet and to recognize changes in funded status in the year in which the changes occur through comprehensive income (see Note 4). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value. SAB 108 requires quantification of financial statement misstatements based on the effects of the misstatement on the financial statements and the related financial statement disclosures. Interpretation 48, which becomes effective in fiscal 2008, clarifies the accounting for uncertainty in income taxes recognized in the financial statements. The company does not believe that the adoption of SFAS 155, SFAS 156, SFAS 157, SFAS 158, SFAS 159 and SAB 108 have had or will have a material effect on the company's consolidated financial position, results of operations or cash flows. The company is currently assessing what the effects of Interpretation 48 will be on the financial statements.

FORWARD-LOOKING STATEMENTS

        All statements other than statements of historical fact included in this annual report, including without limitation statements regarding the company's financial position, business strategy, and the plans and objectives of the company's management for future operations, are forward-looking statements. When used in this annual report, words such as "anticipate", "believe", "estimate", "expect", "intend" and similar expressions, as they relate to the company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the company's management, as well as assumptions made by and information currently available to the company's management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, business and economic conditions, conditions in the housing market, results of integrating acquired businesses into existing operations, competitive factors and pricing pressures for resin and steel, capacity and supply constraints. Such statements reflect the views of the company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the company. Readers are cautioned not to place undue reliance on these forward-looking statements. The company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

Item 7A.    Quantitative and Qualitative Disclosure about Market Risk

        Management does not believe that there is any material market risk exposure with respect to foreign currency, derivatives or other financial instruments that would require disclosure under this item.

Item 8.    Financial Statements and Supplementary Data

        The financial statements of the company and its subsidiaries and the report thereon of Grant Thornton LLP, dated November 28, 2007 for the fiscal years ended September 30, 2007 and 2006 and of PricewaterhouseCoopers LLP, dated December 13, 2005 for the fiscal year ended September 30, 2005 are included herein:

  •
  Reports of Independent Registered Public Accounting Firms.

  •
  Consolidated Balance Sheets at September 30, 2007 and 2006.

  •
  Consolidated Statements of Income, Cash Flows and Shareholders' Equity for the years ended September 30, 2007, 2006 and 2005.

  •
  Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Griffon Corporation

        We have audited the accompanying consolidated balance sheets of Griffon Corporation (a Delaware corporation) and subsidiaries (the "Company") as of September 30, 2007 and 2006, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Griffon Corporation and subsidiaries as of September 30, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 4 of the notes to consolidated financial statements, the Company has adopted the recognition and disclosure provisions of Financial Accounting Standards Board Statement No. 158, Employers' Accounting for Defined Benefit Pension Plans and Other Postretirement Plans: an amendment of FASB Statements No. 87, 88, 106 and 132(R), effective September 30, 2007.

        Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedules I and II as of and for the years ended September 30, 2007 and 2006 are presented for purposes of additional analysis and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) and our report dated November 28, 2007 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP
Melville, New York
November 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Griffon Corporation:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Griffon Corporation and its subsidiaries (the "Company") at September 30, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PriceWaterhouseCoopers LLP New York, New York December 13, 2005

GRIFFON CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 1)	$44,747,000	$22,389,000
Accounts receivable, less allowance for doubtful accounts of $9,284,000 in 2007 and $9,101,000 in 2006 (Note 1)	210,340,000	247,172,000
Contract costs and recognized income not yet billed (Note 1)	77,184,000	68,279,000
Inventories (Note 1)	161,775,000	165,089,000
Prepaid expenses and other current assets	50,889,000	42,075,000

Total current assets	544,935,000	545,004,000

PROPERTY, PLANT AND EQUIPMENT, at cost, net of depreciation and amortization (Note 1)	233,449,000	231,975,000

OTHER ASSETS (Note 1):
Costs in excess of fair value of net assets of businesses acquired, net	114,756,000	99,540,000
Intangible assets and other (Note 1)	66,718,000	51,695,000

	181,474,000	151,235,000

	$959,858,000	$928,214,000

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable and current portion of long-term debt (Note 2)	$3,392,000	$8,092,000
Accounts payable	105,324,000	128,104,000
Accrued liabilities (Note 1)	79,001,000	81,672,000
Income taxes (Note 1)	14,153,000	18,431,000

Total current liabilities	201,870,000	236,299,000

Long-Term Debt (Note 2)	229,438,000	209,228,000

Other Liabilities and Deferred Credits (Note 1)	61,611,000	70,242,000

Total Liabilities and Deferred Credits	492,919,000	515,769,000

Commitments and Contingencies (Note 5)
SHAREHOLDERS' EQUITY (Note 3):
Preferred stock, par value $.25 per share, authorized 3,000,000 shares, no shares issued	—	—
Common stock, par value $.25 per share, authorized 85,000,000 shares, issued 42,328,821 shares in 2007 and 41,628,059 shares in 2006	10,582,000	10,407,000
Capital in excess of par value	180,022,000	167,246,000
Retained earnings	461,163,000	439,084,000
Treasury shares, at cost, 12,399,115 common shares in 2007 and 11,779,462 common shares in 2006	(212,731,000)	(201,844,000)
Accumulated other comprehensive income (loss) (Note 1)	29,522,000	(406,000)
Deferred compensation	(1,619,000)	(2,042,000)

Total shareholders' equity	466,939,000	412,445,000

	$959,858,000	$928,214,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years ended September 30,
	2007	2006	2005
Net sales (Note 7)	$1,616,612,000	$1,636,580,000	$1,401,993,000
Cost of sales	1,255,181,000	1,234,826,000	1,032,365,000

	361,431,000	401,754,000	369,628,000
Selling, general and administrative expenses (Note 1)	322,653,000	316,696,000	289,527,000

	38,778,000	85,058,000	80,101,000

Other income (expense):
Interest expense	(12,508,000)	(10,492,000)	(8,266,000)
Interest income	2,397,000	1,780,000	2,085,000
Other, net	2,965,000	2,352,000	5,025,000

	(7,146,000)	(6,360,000)	(1,156,000)

Income before income taxes	31,632,000	78,698,000	78,945,000
Provision for income taxes (Note 1)	9,553,000	26,912,000	25,717,000

Income before minority interest	22,079,000	51,786,000	53,228,000
Minority interest	—	—	(4,415,000)

Net income	$22,079,000	$51,786,000	$48,813,000

Basic earnings per share (Note 1)	$.74	$1.73	$1.64

Diluted earnings per share (Note 1)	$.71	$1.65	$1.55

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,
	2007	2006	2005
Cash flows from operating activities:
Net income	$22,079,000	$51,786,000	$48,813,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,014,000	35,100,000	32,613,000
Stock-based compensation	2,412,000	1,711,000	—
Gain on sale of land and building	—	—	(3,744,000)
Minority interest	—	—	4,415,000
Provision for losses on accounts receivable	2,955,000	1,792,000	988,000
Deferred income taxes	(10,004,000)	(4,012,000)	(1,740,000)
Change in assets and liabilities:
(Increase) decrease in accounts receivable and contract costs and recognized income not yet billed	31,933,000	(79,799,000)	(24,595,000)
(Increase) decrease in inventories	7,748,000	(15,624,000)	(5,718,000)
(Increase) decrease in prepaid expenses and other assets	(1,278,000)	722,000	(880,000)
Increase (decrease) in accounts payable, accrued liabilities and income taxes payable	(36,281,000)	25,090,000	5,644,000
Other changes, net	4,083,000	(482,000)	2,526,000

	43,582,000	(35,502,000)	9,509,000

Net cash provided by operating activities	65,661,000	16,284,000	58,322,000

Cash flows from investing activities:
Acquisition of property, plant and equipment	(30,321,000)	(42,107,000)	(40,000,000)
Proceeds from sale of land and building	—	—	6,931,000
Acquisition of minority interest in subsidiaries	—	—	(85,928,000)
Acquired businesses	(17,418,000)	(1,304,000)	(9,577,000)
(Increase) decrease in equipment lease deposits	(6,092,000)	(1,988,000)	6,856,000
Funds restricted for capital projects	(4,521,000)	—	—

Net cash used in investing activities	(58,352,000)	(45,399,000)	(121,718,000)

Cash flows from financing activities:
Purchase of shares for treasury	(4,355,000)	(19,811,000)	(25,909,000)
Proceeds from issuance of long-term debt	47,891,000	74,000,000	67,778,000
Payments of long-term debt	(27,650,000)	(69,892,000)	(25,038,000)
Increase (decrease) in short-term borrowings	(5,834,000)	(398,000)	1,045,000
Exercise of stock options	2,588,000	2,639,000	20,261,000
Tax benefit from exercise of stock options	1,346,000	4,136,000	—
Distributions to minority interest	—	(354,000)	(1,362,000)
Other, net	271,000	(179,000)	—

Net cash provided by (used in) financing activities	14,257,000	(9,859,000)	36,775,000

Effect of exchange rate changes on cash and cash equivalents	792,000	700,000	(763,000)

Net increase (decrease) in cash and cash equivalents	22,358,000	(38,274,000)	(27,384,000)
Cash and cash equivalents at beginning of year	22,389,000	60,663,000	88,047,000

Cash and cash equivalents at end of year	$44,747,000	$22,389,000	$60,663,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended September 30, 2007, 2006 and 2005

	COMMON STOCK				TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME
			CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS				DEFERRED COMPENSATION		COMPREHENSIVE INCOME
	SHARES	PAR VALUE			SHARES	COST			Total
Balances, September 30, 2004	38,006,139	$9,502,000	$115,160,000	$338,485,000	9,014,509	$(136,147,000)	$(5,051,000)	$(2,977,000)	$318,972,000
Foreign currency translation adjustment	—	—	—	—	—	—	3,904,000	—	3,904,000	$3,904,000
Minimum pension liability adjustment	—	—	—	—	—	—	(12,451,000)	—	(12,451,000)	(12,451,000)
Net income	—	—	—	48,813,000	—	—	—	—	48,813,000	48,813,000

Comprehensive income (Note 1)	—	—	—	—	—	—	—	—	—	$40,266,000

Amortization of deferred compensation	—	—	—	—	—	—	—	606,000	606,000
Purchase of treasury shares	—	—	—	—	1,096,600	(25,909,000)	—	—	(25,909,000)
Exercise of stock options	2,456,363	614,000	26,090,000	—	391,787	(8,770,000)	—	—	17,934,000
Tax benefit from exercise of stock options	—	—	8,661,000	—	—	—	—	—	8,661,000
Senior management incentive compensation plan	275,000	69,000	945,000	—	—	—	—	—	1,014,000
Other	4,246	1,000	509,000	—	—	—	—	(100,000)	410,000

Balances, September 30, 2005	40,741,748	10,186,000	151,365,000	387,298,000	10,502,896	(170,826,000)	(13,598,000)	(2,471,000)	361,954,000

Foreign currency translation adjustment	—	—	—	—	—	—	8,642,000	—	8,642,000	$8,642,000
Minimum pension liability adjustment	—	—	—	—	—	—	4,550,000	—	4,550,000	4,550,000
Net income	—	—	—	51,786,000	—	—	—	—	51,786,000	51,786,000

Comprehensive income (Note 1)	—	—	—	—	—	—	—	—	—	$64,978,000

Amortization of deferred compensation	—	—	—	—	—	—	—	549,000	549,000
Purchase of treasury shares	—	—	—	—	813,501	(19,811,000)	—	—	(19,811,000)
Exercise of stock options	881,307	220,000	9,632,000	—	463,065	(11,207,000)	—	—	(1,355,000)
Stock-based compensation	—	—	1,591,000	—	—	—	—	(120,000)	1,471,000
Tax benefit from exercise of stock options	—	—	4,136,000	—	—	—	—	—	4,136,000
Other	5,004	1,000	522,000	—	—	—	—	—	523,000

Balances, September 30, 2006	41,628,059	10,407,000	167,246,000	439,084,000	11,779,462	(201,844,000)	(406,000)	(2,042,000)	412,445,000

Foreign currency translation adjustment	—	—	—	—	—	—	28,477,000	—	28,477,000	$28,477,000
Minimum pension liability adjustment	—	—	—	—	—	—	2,972,000	—	2,972,000	2,972,000
Net income	—	—	—	22,079,000	—	—	—	—	22,079,000	22,079,000

Comprehensive income (Note 1)	—	—	—	—	—	—	—	—	—	$53,528,000

Amortization of deferred compensation	—	—	—	—	—	—	—	543,000	543,000
Purchase of treasury shares	—	—	—	—	208,300	(4,355,000)	—	—	(4,355,000)
Exercise of stock options	628,307	157,000	8,731,000	—	411,353	(6,532,000)	—	—	2,356,000
Stock-based compensation	—	—	2,291,000	—	—	—	—	(120,000)	2,171,000
Tax benefit from exercise of stock options	—	—	1,346,000	—	—	—	—	—	1,346,000
Impact of the adoption of SFAS No. 158 on September 30, 2007 (Note 4)	—	—	—	—	—	—	(1,521,000)	—	(1,521,000)
Other	72,455	18,000	408,000	—	—	—	—	—	426,000

Balances, September 30, 2007	42,328,821	$10,582,000	$180,022,000	$461,163,000	12,399,115	($212,731,000)	$29,522,000	($1,619,000)	$466,939,000

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

Financial instruments, cash flows and credit risk

        The company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash payments for interest were approximately $9,230,000, $7,462,000 and $8,026,000 in 2007, 2006 and 2005, respectively.

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

        The carrying values of cash and cash equivalents, accounts receivable, accounts and notes payable and revolving credit debt approximate fair value due to either the short-term nature of such instruments or the fact that the interest rate of the revolving credit debt is based upon current market rates. The company's 4% convertible notes are not listed for trading on any exchange and due to the complex nature of the notes it is not practicable to determine their fair value.

Comprehensive income

        Comprehensive income is presented in the consolidated statements of shareholders' equity and consists of net income and other items of comprehensive income including minimum pension liability adjustments and foreign currency translation adjustments.

        The components of accumulated other comprehensive income at September 30, 2007 were a foreign currency translation adjustment of $45,089,000 and a minimum pension liability adjustment, net of tax, of ($15,567,000). At September 30, 2006, accumulated other comprehensive income (loss) consisted of a foreign currency translation adjustment of $16,612,000, and a minimum pension liability adjustment, net of tax, of ($17,018,000). At September 30, 2005, accumulated other comprehensive income (loss) consisted of a foreign currency translation adjustment of $7,970,000, and a minimum pension liability adjustment, net of tax, of ($21,568,000).

Foreign currency

        The financial statements of foreign subsidiaries were prepared in their respective local currencies and translated into U.S. Dollars based on the current exchange rates at the end of the period or historical exchange rates, as appropriate, for the balance sheet and average exchange rates for results of operations and cash flows. Gains and losses resulting from translation are recorded in accumulated other comprehensive income (loss).

Revenue recognition

        Sales are generally recorded as products are shipped or services delivered and title and risk of ownership have passed to customers.

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

        "Contract costs and recognized income not yet billed" consists of recoverable costs and accrued profit on long-term contracts for which billings had not been presented to the customers because the amounts were not billable at the balance sheet date, net of progress payments of $7,912,000 at September 30, 2007 and $6,859,000 at September 30, 2006. Amounts become billable when applicable contractual terms are met. Such terms vary, and include the achievement of specified milestones, product delivery and stipulated progress payments. Substantially all such amounts will be billed and collected within one year.

Inventories

        Inventories, stated at the lower of cost (first-in, first-out or average) or market, include material, labor and manufacturing overhead costs and are comprised of the following:

	September 30,
	2007	2006
Finished goods	$66,165,000	$67,230,000
Work in process	52,404,000	54,590,000
Raw materials and supplies	43,206,000	43,269,000

	$161,775,000	$165,089,000

Property, plant and equipment

        Depreciation of property, plant and equipment is provided on a straight-line basis over the estimated useful lives of the assets.

        Estimated useful lives for property, plant and equipment are as follows: buildings and building improvements—25 to 40 years; machinery and equipment—2 to 15 years and leasehold improvements—over the life of the lease or life of the improvement, whichever is shorter. Major improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. The original cost of fully-depreciated property, plant and equipment remaining in use at September 30, 2007 is approximately $110,000,000.

        Property, plant and equipment consists of the following:

	September 30,
	2007	2006
Land, buildings and building improvements	$90,037,000	$84,252,000
Machinery and equipment	378,050,000	343,685,000
Leasehold improvements	23,248,000	22,128,000

	491,335,000	450,065,000
Less—Accumulated depreciation and amortization	257,886,000	218,090,000

	$233,449,000	$231,975,000

Acquisitions and costs in excess of fair value of net assets of businesses acquired ("Goodwill") and other intangible assets

        In June 2002, the company acquired a 60% interest in Isofilme Ltda., a Brazilian manufacturer of plastic hygienic and specialty films, for approximately $18,000,000. During the first quarter of 2005, the ownership interest increased from 60% to 90% for an additional investment of approximately $3,900,000. In October 2005, the remaining 10% was acquired for $1,300,000. During the second quarter of 2005 the electronic information and communication systems segment acquired two businesses that complement existing communications product lines and enhance the segment's research and development and customer support capabilities for an aggregate of approximately $9,900,000 plus potential performance-based payments of up to $6,500,000 over six years. In July 2005 the specialty plastic films segment purchased the 40% interest of Finotech Verbundstoffe GmbH & Co. KG (Finotech) that it did not already own from its joint venture partner in an $82,000,000 cash transaction. The purchase was funded with $22,000,000 of cash on-hand and $60,000,000 of financing obtained through the company's existing revolving credit facility. In January 2007, the installation services segment acquired a kitchen cabinet installation business for approximately $17,000,000 plus potential performance based payments over a three year period. These acquisitions increased indefinite lived intangible assets and unpatented technology by approximately $11,000,000 and increased amortizable customer relationship intangible assets by approximately $31,000,000.

        The above acquisitions have been accounted for as purchases and resulted in an increase in goodwill of approximately $8,000,000 in 2007 and $41,000,000 in 2005. Currency translation adjustments related to specialty plastic films' foreign operations increased goodwill by $8,600,000 in 2007 and $2,600,000 in 2006.

        Goodwill and other intangible assets include the following:

	2007	2006
Goodwill	$114,756,000	$99,540,000
Customer relationships	31,113,000	25,175,000
Unpatented technology	10,621,000	10,514,000
Other	1,974,000	731,000

	$158,464,000	$135,960,000

        The weighted useful lives of amortizable intangible assets average approximately 22 years and amortization will average approximately $1,800,000 for each of the five succeeding years.

        Assets acquired and liabilities assumed as a consequence of the Finotech minority interest purchase included property, plant and equipment of $8,300,000, intangible assets of $25,000,000, goodwill of $33,900,000 and tax liabilities of $11,200,000. Pro forma results of operations had the purchase taken place at the beginning of fiscal 2005 are as follows:

2005
Net sales	$1,401,993,000

Net income	$50,555,000

Diluted earnings per share	$1.61

Income taxes

        The company provides for income taxes using the liability method. Deferred taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes, as determined under enacted tax laws and rates. The effect of changes in tax laws or rates is accounted for in the period of enactment.

        The provision for income taxes is comprised of the following:

	2007	2006	2005
Current	$19,557,000	$30,924,000	$27,457,000
Deferred	(10,004,000)	(4,012,000)	(1,740,000)

	$9,553,000	$26,912,000	$25,717,000

	2007	2006	2005
Federal	$5,794,000	$21,135,000	$14,794,000
Foreign	2,465,000	1,843,000	7,545,000
State and local	1,294,000	3,934,000	3,378,000

	$9,553,000	$26,912,000	$25,717,000

        The components of income before income taxes are as follows:

	2007	2006	2005
Domestic	$16,200,000	$67,323,000	$54,249,000
Foreign	15,432,000	11,375,000	24,696,000

	$31,632,000	$78,698,000	$78,945,000

        The provision for income taxes includes current U.S. Federal income taxes of $11,681,000 in 2007, $25,048,000 in 2006 and $16,714,000 in 2005. The deferred taxes result primarily from differences in the reporting of depreciation, interest, the allowance for doubtful accounts, inventory valuation, and other currently nondeductible accruals. Prepaid expenses and other assets at September 30, 2007 and 2006 include deferred income tax assets aggregating $18,180,000 and $19,900,000, respectively, attributable primarily to accruals and allowances that are not presently deductible. Other liabilities and deferred credits at September 30, 2007 and 2006 included deferred taxes of $9,174,000 and $15,700,000, respectively, attributable primarily to depreciation and interest. The company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries because of management's intent to indefinitely reinvest such earnings. At September 30, 2007, the company's share of the undistributed earnings of the foreign subsidiaries amounted to approximately $85,000,000.

        Cash payments for income taxes were $22,943,000, $30,814,000 and $11,050,000 in 2007, 2006 and 2005, respectively.

        The company's provision for income taxes includes a benefit of $1,426,000 in 2007 and $1,359,000 in 2006 reflecting the resolution of certain previously recorded tax liabilities principally due to the closing for adjustments by statute of prior years' tax returns. The following table indicates the significant elements contributing to the difference between the U.S. Federal statutory tax rate and the company's effective tax rate:

	2007	2006	2005
U.S. Federal statutory tax rate	35.0%	35.0%	35.0%
State and other foreign income taxes	2.7	1.5	1.4
German income tax rate adjustment	(3.1)	—	—
Resolution of contingencies	(3.5)	(1.7)	(1.7)
Other	(0.9)	(.6)	(2.1)

Effective tax rate	30.2%	34.2%	32.6%

Research and development costs, shipping and handling costs and advertising costs

        Research and development costs not recoverable under contractual arrangements are charged to selling, general and administrative expense as incurred. Approximately $16,400,000, $15,300,000, and $16,100,000 in 2007, 2006 and 2005, respectively, was incurred on such research and development.

        Selling, general and administrative expenses include shipping and handling costs of $38,900,000 in 2007, $39,200,000 in 2006 and $34,400,000 in 2005 and advertising costs, which are expensed as incurred, of $17,900,000 in 2007 and $17,200,000 in 2006.

Accrued liabilities and other liabilities and deferred credits

        Accrued liabilities included the following at September 30:

	2007	2006
Payroll and other employee benefits	$25,500,000	$31,300,000
Insurance and related accruals	12,700,000	12,100,000

        Other liabilities and deferred credits included pension liabilities of $42.5 million at September 30, 2007 and $43.7 million at September 30, 2006.

Earnings per share (EPS)

        Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of Common Stock outstanding plus additional common shares that could be issued in connection with potentially dilutive securities. Basic and diluted EPS for the years ended September 30, 2007 and 2006 were determined using the following information:

	2007	2006
Income available to common stockholders	$22,079,000	$51,786,000

Weighted-average shares outstanding—basic EPS	29,983,000	29,968,000
Incremental shares from stock-based compensation	930,000	1,234,000
Incremental shares from 4% convertible notes	22,000	124,000

Weighted average shares outstanding—diluted EPS	30,935,000	31,326,000

        In 2005, the weighted average number of shares of Common Stock used in determining basic and diluted EPS was 29,851,000 and 31,416,000, respectively.

        In October 2004 the Financial Accounting Standards Board ("FASB") ratified the consensus of the Emerging Issues Task Force on Issue 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." This consensus requires contingently convertible debt to be included in the calculation of diluted earnings per share even though related market based contingencies have not been met. Holders of the company's 4% convertible subordinated notes are entitled to convert their notes upon the occurrence of certain events and on the terms described in Note 2. Shares potentially issuable upon conversion will be included in the calculation of diluted earnings per share using the "treasury stock" method. Adoption of Issue 04-8, which became effective in fiscal 2005, did not affect the company's fiscal 2004 or previously reported diluted earnings per share amounts.

Recent accounting pronouncements

        The FASB has issued Statement of Financial Accounting Standards Nos. 155, "Accounting for Certain Hybrid Financial Instruments"; 156, "Accounting for Servicing of Financial Assets"; 157, "Fair Value Measurements"; 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans"; 159, "The Fair Value Option for Financial Assets and Liabilities"; Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements"; and Interpretation No. 48, "Accounting for

Uncertainty in Income Taxes." SFAS 155 establishes the accounting for certain derivatives embedded in other financial instruments. SFAS 156 amends the accounting for separately recognized servicing assets and liabilities. SFAS 157 defines and emphasizes fair value as a market-based measurement. SFAS 158 requires the recognition of the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability on the balance sheet and to recognize changes in funded status in the year in which the changes occur through comprehensive income (see Note 4). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value. SAB 108 requires quantification of financial statement misstatements based on the effects of the misstatement on the financial statements and the related financial statement disclosures. Interpretation 48, which becomes effective in fiscal 2008, clarifies the accounting for uncertainty in income taxes recognized in the financial statements. The company does not believe that the adoption of SFAS 155, SFAS 156, SFAS 157, SFAS 158, SFAS 159 and SAB 108 have had or will have a material effect on the company's consolidated financial position, results of operations or cash flows. The company is currently assessing what the effects of Interpretation 48 will be on the financial statements.

NOTE 2—NOTES PAYABLE AND LONG-TERM DEBT:

        At September 30, 2007 and 2006, the company had short-term notes payable of $1,872,000 and $7,196,000, respectively, principally in connection with its foreign operations. The average interest rate of outstanding short-term debt was 13.6% and 5.8% at September 30, 2007 and 2006, respectively.

        Long-term debt at September 30 consisted of the following:

	2007	2006
4% convertible subordinated notes	$130,000,000	$130,000,000
Notes payable to banks—revolving credits	76,000,000	69,000,000
Capital lease—real estate	14,290,000	—
Real estate mortgages	8,577,000	8,951,000
ESOP loan	1,667,000	2,083,000
Other	425,000	90,000

	230,959,000	210,124,000
Less: current portion	(1,521,000)	(896,000)

	$229,438,000	$209,228,000

        The company has outstanding $130,000,000 of 4% convertible subordinated notes due 2023 (the "Notes"). Holders may convert the Notes at a conversion price of $24.13 per share, subject to adjustment, which is equal to a conversion rate of approximately 41.4422 shares per $1,000 principal amount of Notes. The Notes are convertible (1) when the market price of the company's Common Stock is more than 150%, as amended, of the conversion price, (2) if the company has called the notes for redemption, (3) if during a 5 day trading period the trading price of the Notes falls below certain thresholds or (4) upon the occurrence of specified corporate transactions. Upon conversion, the company had the option of delivering cash or a combination of cash and shares of Common Stock in exchange for tendered Notes. The company has irrevocably elected to pay Noteholders at least $1,000 in cash for each $1,000 principal amount of Notes presented for conversion. The excess of the value of the company's Common Stock that would have been issuable upon conversion over the cash delivered will be paid to Noteholders in shares of the company's Common Stock.

        The company may redeem the Notes on or after July 26, 2010, for cash, at their principal amount plus accrued interest. Holders of the Notes may require the company to repurchase all or a portion of their Notes on July 18, 2010, 2013 and 2018, and upon a change in control.

        In December 2006, the company and a subsidiary modified their existing senior secured multicurrency revolving credit facility, executed in December 2005, increasing the facility to provide up to $175,000,000 and extending its remaining term to five years. As part of the modification, the company expanded and utilized the multicurrency option to refinance short-term notes payable and terminated revolving credit facilities available to the company's European operations. Commitments under the credit agreement may be increased by $50,000,000 under certain circumstances upon request of the company. The agreement contains certain covenants including a consolidated leverage ratio, a consolidated fixed charges ratio and minimum consolidated net worth. Borrowings under the credit agreement bear interest (6.29% at September 30, 2007) at rates based upon LIBOR or the prime rate and are collateralized by stock of a subsidiary of the company, the net assets of which aggregated approximately $465,000,000 at September 30, 2007.

        In October 2006, a subsidiary of the company entered into a capital lease in the amount of $14,290,000 for real estate it occupies in Troy, Ohio. Approximately $10 million was used to acquire the building and the remaining $4.3 million was restricted for improvements. The lease matures in 2021, bears interest at a fixed rate of 5.06%, is secured by a mortgage on the real estate and is guaranteed by the company.

        Real estate mortgages bear interest at rates from 6.3% to 6.6% with maturities extending through 2016 and are collateralized by real property whose carrying value at September 30, 2007 aggregated approximately $12,600,000.

        The company's Employee Stock Ownership Plan ("ESOP") (see Note 4) has a loan agreement the proceeds of which were used to purchase equity securities of the company. Outstanding borrowings of the ESOP have maturities extending through 2011, bear interest at rates (6.49% at September 30, 2007 and 6.64% at September 30, 2006) based upon the prime rate or LIBOR and are guaranteed by the company.

        The following are the maturities of long-term debt outstanding at September 30, 2007:

2008	$1,521,000
2009	1,706,000
2010	1,835,000
2011	1,750,000
2012	77,186,000
Later Years	146,961,000

NOTE 3—SHAREHOLDERS' EQUITY:

        The FASB has issued SFAS 123R, "Share-Based Payment," which requires that compensation costs relating to share-based payment transactions be recognized in the financial statements based upon fair value, eliminates the option to continue to account for such compensation under APB Opinion No. 25 and, pursuant to SEC Release 33-8568, became effective in the first quarter of fiscal 2006. The company adopted this pronouncement using modified prospective application and previously reported operating results and earnings per share amounts are unchanged. The company previously adopted stock option plans under which options for an aggregate of 6,950,000 shares of Common Stock may be granted. As of September 30, 2007 options for 54,878 shares remain available for future grants under such plans. The plans provide for the granting of options at an exercise price of not less than 100% of the fair market value per share at date of grant. Options generally expire ten years after date of grant and become exercisable in equal installments over two to four years.

        Transactions under these stock options plans are as follows:

	Number of Shares under Option	Weighted Average Exercise Price
Outstanding at September 30, 2004	5,740,803	$11.48
Granted	342,700	$19.38
Exercised	(2,456,363)	$10.87
Forfeited/expired	(8,200)	$18.62

Outstanding at September 30, 2005	3,618,940	$12.62
Granted	122,500	$28.06
Exercised	(881,307)	$11.18
Forfeited/expired	(39,547)	$19.74

Outstanding at September 30, 2006	2,820,586	$13.65
Granted	10,500	$15.92
Exercised	(628,307)	$14.15
Forfeited/expired	(30,506)	$22.05

Outstanding at September 30, 2007	2,172,273	$13.40

        During 2006 shareholders approved the Griffon Corporation 2006 Equity Incentive Plan ("Incentive Plan") under which awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares and deferred shares may be granted. The maximum number of shares of common stock available for award under the Incentive Plan is 1,700,000. The number of shares available under the Incentive Plan is reduced by a factor of two to one for awards other than stock options. If the remaining shares available under the Incentive Plan were awarded through stock options, approximately 1,013,000 shares would be issued or if the remaining shares were awarded as restricted stock, approximately 507,000 shares would be issued.

        Transactions involving stock options under the Incentive Plan are as follows:

	Number of Shares under Option	Weighted Average Exercise Price
Outstanding at September 30, 2005	—	$—
Granted	25,000	$24.31
Exercised	—	$—
Forfeited/expired	—	$—

Outstanding at September 30, 2006	25,000	$24.31
Granted	23,500	$15.92
Exercised	—	$—
Forfeited/expired	(12,000)	$23.56

Outstanding at September 30, 2007	36,500	$19.26

        Transactions involving restricted stock under the Incentive Plan are as follows:

	Number of Shares	Weighted Average Fair Value
Unvested at September 30, 2005	—	$—
Granted	309,326	$23.96
Fully vested	—	$—
Forfeited/expired	—	$—

Unvested at September 30, 2006	309,326	$23.96
Granted	15,704	$15.92
Fully vested	(67,775)	$23.84
Forfeited/expired	—	$—

Unvested at September 30, 2007	257,255	$23.62

        Approximately 16,000 shares of restricted stock vest over 17 months, 44,000 shares of the restricted stock vest over three years with the remaining awards vesting over five years. The aggregate fair value of the 68,000 shares of restricted stock that vested during 2007 was approximately $1,180,000 at the time of vesting.

        The total intrinsic value of stock options exercised was approximately $2,665,000, $11,818,000 and $24,746,000 in 2007, 2006 and 2005, respectively.

        At September 30, 2007 option groups outstanding and exercisable are as follows:

	Outstanding Options
Range of Exercise Prices	Number of Options	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$20.99 to $28.06	361,350	7.4 years	$24.10	$—
$13.34 to $18.55	548,398	6.2	$15.82	$386,000
$8.35 to $12.00	1,220,550	2.1	$9.91	$6,340,000
$6.59 to $6.82	90,475	2.6	$6.73	$757,000

	2,220,773			$7,483,000

	Exercisable Options
Range of Exercise Prices	Number of Options	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$20.99 to $28.06	260,325	6.9 years	$22.96	$—
$13.34 to $18.55	479,110	5.8	$15.61	$386,000
$8.35 to $12.00	1,220,550	2.1	$9.91	$6,340,000
$6.59 to $6.82	90,475	2.6	$6.73	$757,000

	2,050,460			$7,483,000

        Approximately 2,050,000, 2,612,000 and 3,331,000 exercisable options with weighted average exercise prices of $12.76, $12.81 and $11.95 were outstanding at September 30, 2007, 2006 and 2005, respectively.

        Additionally, in 2005 an option to purchase 250,000 shares of common stock at $22.94 per share was granted to an executive officer of the company, which was not under a stock option plan. The option vested immediately, has a seven year life and is exercisable 50% after one year and 100% after two years.

        For the years ended September 30, 2007 and 2006, the company recognized $2,412,000 and $1,711,000 of stock-based compensation, respectively. For the year ended September 30, 2005, the company elected to account for stock-based compensation under Opinion No. 25. Accordingly, no compensation expense had been recognized in connection with options granted.

        Had compensation expense for options granted been determined based on the fair value at the date of grant in accordance with Statement No. 123, the company's net income and earnings per share would have been as follows for the year ended September 30, 2005:

Net income, as reported	$48,813,000
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,976,000)

Pro forma net income	$44,837,000

Earnings per share
As reported—
Basic	$1.64
Diluted	1.55
Pro forma—
Basic	$1.50
Diluted	1.41

        At September 30, 2007 the total compensation cost related to nonvested awards not recognized was $6,993,000 which is to be recognized over a weighted average period of 3.3 years, which represents the requisite service period for such awards. Compensation cost related to stock-based awards with graded vesting are amortized using the straight-line attribution method.

        The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of options granted in 2007, 2006 and 2005 were $7.95, $13.25 and $9.06, respectively, based upon the following weighted average assumptions: expected volatility (.4 in 2007, .365 in 2006 and .374 in 2005), risk-free interest rate (4.59% in 2007, 5.02% in 2006 and 4.03% in 2005), expected life (7 years in 2007and 2006 and 6.2 years in 2005), and expected dividend yield (0% in 2007, 2006 and 2005).

        The company has an Outside Director Stock Award Plan (the "Outside Director Plan"), which was approved by the shareholders in 1994, under which 330,000 shares may be issued to non-employee directors. Annually, each eligible director is awarded shares of the company's Common Stock having a value of $10,000 which vests over a three-year period. For shares issued under the Outside Director Plan, the fair market value of the shares at the date of issuance is recognized as compensation expense over the vesting period. In 2007, 2006 and 2005, 4,680, 5,004 and 4,246 shares, respectively, were issued under the Outside Director Plan.

        As of September 30, 2007, a total of approximately 3,700,000 shares of the company's authorized Common Stock were reserved for issuance in connection with stock compensation plans.

        On May 9, 2006 the company's shareholder rights plan expired according to its terms and was not replaced.

        A wholly-owned subsidiary of the company has a lease agreement that limits dividends and advances it may pay to the parent company. The agreement permits the payment of income taxes based on a tax sharing arrangement, and dividends based on a percentage of the subsidiary's net income. At September 30, 2007 the subsidiary had net assets of approximately $465,000,000.

NOTE 4—PENSION PLANS:

        The company has pension plans that cover substantially all employees, most of which are defined contribution plans. Company contributions to the defined contribution plans are generally based upon various percentages of compensation, and aggregated $10,300,000 in 2007, $8,400,000 in 2006 and $8,600,000 in 2005. The company also has defined benefit pension plans covering certain employees.

        On September 30, 2007, the company adopted the provisions of FASB Statement No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FSAB Statements No. 87, 88, 106, and 132(R)" ("Statement No. 158"), which required the company to recognize the funded status of its defined benefit plans in the accompanying consolidated balance sheet at September 30, 2007, with the corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income upon adoption represents the net actuarial loss, prior service cost, and net transition asset remaining from the initial adoption of FASB Statement No. 87, "Employers Accounting for Pensions" ("Statement No. 87"), which were previously netted against the funded status in the accompanying consolidated balance sheets in accordance with the provisions of Statement No. 87. These amounts will be subsequently recognized as net periodic pension cost. Actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income and will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income upon adoption of Statement No. 158. Statement No. 158 also requires that the measurement date be as of the balance sheet date.

        The incremental effect of adopting the provisions of Statement No. 158 on the company's consolidated balance sheet at September 30, 2007 is as follows:

	Prior to Adopting Statement No. 158	Effect of Adopting Statement No. 158	As Reported
Accrued pension cost	$(18,297,000)	$18,297,000	$—
Additional liability	(22,334,000)	22,334,000	—
Liability to reflect the plans funded status	—	(41,326,000)	(41,326,000)
Deferred income taxes	6,643,000	819,000	7,462,000
Intangible asset	1,645,000	(1,645,000)	—
Accumulated other comprehensive income, net	14,046,000	1,521,000	15,567,000

        Plan assets and benefit obligations of the defined benefit plans are as follows:

	September 30
	2007	2006
Change in benefit obligation—
Projected benefit obligation, beginning of year	$64,906,000	$66,958,000
Service cost	1,247,000	1,355,000
Interest cost	3,728,000	3,454,000
Actuarial (gain) loss	(1,563,000)	(3,854,000)
Change in provisions	196,000	—
Benefit payments	(2,863,000)	(3,007,000)

Projected benefit obligation, end of year	65,651,000	64,906,000

Change in plan assets—
Fair value of plan assets, beginning of year	21,069,000	17,499,000
Actual return on plan assets	3,277,000	1,683,000
Contributions	2,842,000	4,894,000
Benefits paid	(2,863,000)	(3,007,000)

Fair value of plan assets, end of year	24,325,000	21,069,000

Projected benefit obligation in excess of plan assets	$(41,326,000)	$(43,837,000)

Balance sheet amounts—
Noncurrent assets	$—	$1,774,000

Current liabilities	$(2,512,000)	$(2,391,000)

Noncurrent liabilities	$(38,814,000)	$(40,689,000)

Amounts recognized in accumulated other comprehensive income, prior to tax—
Unrecognized net loss	$21,386,000	$26,185,000
Unrecognized prior service cost	1,645,000	—
Unrecognized net transition asset	(2,000)	(4,000)

Net amount recognized	$23,029,000	$26,181,000

Accumulated benefit obligation	$64,956,000	$64,149,000

        Included in accumulated other comprehensive income at September 30, 2007 are the following amounts: net actuarial loss of $14,497,000, net of tax, prior service cost of $1,069,000, net of tax and net transition asset of $1,000, net of tax. The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year are $957,000 and $337,000, respectively. The deferred tax expense related to minimum pension liability adjustments included in other comprehensive income totaled approximately $1.6 million and $2.5 million in 2007 and 2006, respectively.

        Net periodic pension cost for the defined benefit plans was as follows:

	2007	2006	2005
Service cost	$1,247,000	$1,355,000	$1,566,000
Interest cost	3,728,000	3,454,000	3,012,000
Expected return on plan assets	(1,794,000)	(1,498,000)	(1,285,000)
Amortization of net actuarial loss	2,510,000	3,001,000	1,782,000
Amortization of prior service cost	322,000	322,000	322,000
Amortization of transition asset	(1,000)	(1,000)	(1,000)

	$6,012,000	$6,633,000	$5,396,000

        The following actuarial assumptions were used in determining the present value of the projected benefit obligation for the company's defined benefit pension plans:

	2007	2006	2005
Discount rate	6.30%	5.85%	5.25%
Expected return on plan assets	8.50%	8.50%	8.50%
Compensation rate increase	3.00%-3.50%	3.00%-3.50%	3.00%-3.50%

        The 2006 and 2005 assumptions described above were also used in determining the net periodic pension cost for fiscal 2007 and 2006, respectively. The company expects to contribute approximately $3,100,000 to the defined benefits plans in fiscal 2008 and expected benefit payments under the defined benefit plans at September 30, 2007 are $2,512,000 in 2008, $2,533,000 in 2009, $4,726,000 in 2010, $4,834,000 in 2011, $5,025,000 in 2012 and $26,388,000 in the years 2013 to 2017.

        At September 30, 2007 and 2006, the asset allocation percentage of the defined benefit plans was as follows:

		Percentage of Plan Assets
Asset Category	Target Allocation 2007
		2007	2006
Equity securities	65%	65%	68%
Debt securities	28%	28%	25%
Other	7%	7%	7%

Totals	100%	100%	100%

        The company's investment strategy for defined benefit plan assets is designed to achieve long-term investment objectives and minimize related investment risk. The investment strategy is reviewed annually. Equity securities consist principally of domestic stocks and debt securities consist of investment grade bonds. The expected rate of return on plan assets is based on the defined benefit plans' asset allocations, investment strategy and consultation with third-party investment managers.

        The company has an ESOP that covers substantially all employees. Shares of the ESOP which have been allocated to employee accounts are charged to expense based on the fair value of the shares transferred and are treated as outstanding in earnings per share calculations. Compensation expense under the ESOP was $740,000 in 2007, $849,000 in 2006 and $916,000 in 2005. The cost of shares held by the ESOP and not yet allocated to employees is reported as a reduction of shareholders' equity.

NOTE 5—COMMITMENTS AND CONTINGENCIES:

        The company and its subsidiaries rent real property and equipment under operating leases expiring at various dates. Most of the real property leases have escalation clauses related to increases in real property taxes.

        Future minimum payments under noncancellable operating leases consisted of the following at September 30, 2007:

2008	$32,000,000
2009	22,000,000
2010	16,000,000
2011	10,000,000
2012	8,000,000
Later years	5,000,000

        Rent expense for all operating leases totaled approximately $37,800,000, $36,700,000 and $35,700,000 in 2007, 2006 and 2005, respectively.

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

NOTE 6—QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

        Quarterly results of operations for the years ended September 30, 2007 and 2006 are as follows:

	Quarters Ended
	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006
Net sales	$396,200,000	$398,726,000	$387,371,000	$434,315,000
Gross profit	97,104,000	89,605,000	81,518,000	93,204,000
Net income	8,962,000	4,397,000	255,000	8,465,000
Earnings per share of common stock(1):
Basic	$.30	$.15	$.01	$.28
Diluted	$.29	$.14	$.01	$.27

	Quarters Ended
	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005
Net sales	$482,834,000	$429,071,000	$366,151,000	$358,524,000
Gross profit	114,054,000	108,278,000	90,253,000	89,169,000
Net income	18,439,000	19,363,000	7,208,000	6,776,000
Earnings per share of common stock(1):
Basic	$.62	$.65	$.24	$.22
Diluted	$.60	$.61	$.23	$.22

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

        Information on the company's business segments is as follows:

	Garage Doors	Installation Services	Electronic Information and Communication Systems	Specialty Plastic Films	Totals
Revenues from external customers—
2007	$461,930,000	$275,559,000	$472,549,000	$406,574,000	$1,616,612,000
2006	529,129,000	338,641,000	387,437,000	381,373,000	1,636,580,000
2005	510,897,000	299,945,000	220,993,000	370,158,000	1,401,993,000
Intersegment revenues—
2007	$17,613,000	$55,000	$—	$—	$17,668,000
2006	20,572,000	90,000	—	—	20,662,000
2005	21,451,000	96,000	—	—	21,547,000
Segment profit (loss)—
2007	$6,965,000	$(10,648,000)	$45,888,000	$17,263,000	$59,468,000
2006	41,171,000	9,238,000	39,609,000	15,450,000	105,468,000
2005	37,669,000	9,135,000	18,117,000	31,582,000	96,503,000
Segment assets—
2007	$211,632,000	$83,192,000	$241,639,000	$351,314,000	$887,777,000
2006	207,156,000	83,004,000	263,912,000	322,479,000	876,551,000
2005	182,293,000	69,773,000	200,409,000	304,135,000	756,610,000
Segment capital expenditures—
2007	$15,574,000	$619,000	$5,428,000	$8,634,000	$30,255,000
2006	22,277,000	620,000	7,827,000	10,564,000	41,288,000
2005	6,151,000	592,000	5,968,000	27,118,000	39,829,000
Depreciation and amortization expense—
2007	$10,967,000	$1,959,000	$5,800,000	$20,986,000	$39,712,000
2006	7,644,000	1,371,000	5,409,000	18,264,000	32,688,000
2005	7,097,000	1,434,000	5,335,000	16,306,000	30,172,000

        Goodwill at September 30, 2007 includes approximately $12,900,000 attributable to the garage doors segment, $18,600,000 in the electronic information and communication systems segment, $6,300,000 in the installation services segment and $77,000,000 in the specialty plastic films segment.

        Following are reconciliations of segment profit, assets, capital expenditures and depreciation and amortization expense to amounts reported in the consolidated financial statements:

	2007	2006	2005
Profit—
Profit for all segments	$59,468,000	$105,468,000	$96,503,000
Unallocated amounts	(17,725,000)	(18,058,000)	(15,121,000)
Interest expense and other, net(1)	(10,111,000)	(8,712,000)	(2,437,000)

Income before income taxes	$31,632,000	$78,698,000	$78,945,000

Assets—
Total for all segments	$887,777,000	$876,551,000	$756,610,000
Unallocated amounts	73,880,000	53,607,000	97,004,000
Intersegment eliminations	(1,799,000)	(1,944,000)	(2,187,000)

Total consolidated assets	$959,858,000	$928,214,000	$851,427,000

Capital expenditures—
Total for all segments	$30,255,000	$41,288,000	$39,829,000
Unallocated amounts	66,000	819,000	171,000

Total consolidated capital expenditures	$30,321,000	$42,107,000	$40,000,000

Depreciation and amortization expense—
Total for all segments	$39,712,000	$32,688,000	$30,172,000
Unallocated amounts	2,302,000	2,412,000	2,441,000

Total consolidated depreciation and amortization	$42,014,000	$35,100,000	$32,613,000

(1)
Includes pre-tax gain in 2005 of $3.7 million on sale of land and building.

        Revenues, based on the customers' locations, and property, plant and equipment attributed to the United States and all other countries are as follows:

	2007	2006	2005
Revenues by geographic area—
United States	$1,229,103,000	$1,286,470,000	$1,058,620,000
Germany	83,446,000	74,886,000	66,853,000
United Kingdom	33,893,000	21,392,000	31,162,000
Canada	57,759,000	59,797,000	55,912,000
Poland	25,710,000	21,900,000	30,704,000
All other countries	186,701,000	172,135,000	158,742,000

Consolidated net sales	$1,616,612,000	$1,636,580,000	$1,401,993,000

Property, plant and equipment by geographic area—
United States	$131,812,000	$133,005,000	$111,086,000
Germany	79,132,000	79,493,000	88,102,000
All other countries	22,505,000	19,477,000	17,712,000

Consolidated property, plant and equipment	$233,449,000	$231,975,000	$216,900,000

        Sales to a customer of the specialty plastic films segment were approximately $218,000,000 in 2007, $226,000,000 in 2006 and $255,000,000 in 2005. Sales to the United States Government and its agencies, either as a prime contractor or subcontractor, aggregated approximately $375,000,000 in 2007, $282,000,000 in 2006 and $114,000,000 in 2005, all of which are included in the electronic information and communication systems segment. Unallocated amounts include general corporate expenses and assets, which consist mainly of cash, investments, and other assets not attributable to any reportable segment.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

Evaluation and Disclosure Controls and Procedures

        The company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the company's disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control over Financial Reporting

        The company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The company's internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the company's financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of the company's internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management, under the supervision and with the participation of the company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the company's internal control over financial reporting as of September 30, 2007 and concluded that it is effective.

        The company's independent registered public accounting firm, Grant Thornton LLP, has audited the effectiveness of the company's internal control over financial reporting as of September 30, 2007, and has expressed an unqualified opinion in their report which appears in this Form 10-K.

Changes in Internal Controls

        There were no changes in the company's internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the fourth quarter of the fiscal year ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

Limitations on the Effectiveness Controls

        The company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within a company have been detected. The company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective at the "reasonable assurance" level.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
 Griffon Corporation

        We have audited Griffon Corporation (a Delaware corporation) and subsidiaries' (the "Company") internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Griffon Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by COSO.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of September 30, 2007 and 2006, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended and our report dated November 28, 2007 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Melville, New York
November 28, 2007

Item 9B.    Other Information

        None

PART III

        The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to the company's definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in February, 2008, to be filed with the Securities and Exchange Commission within 120 days following the end of the company's fiscal year ended September 30, 2007. Information relating to the executive officers of the Registrant appears under Item 1 of this report.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

        The following consolidated financial statements of Griffon Corporation and subsidiaries are included in Item 8:

			Page
(a)	1.	Financial Statements
		Consolidated Balance Sheets at September 30, 2007 and 2006	32
		Consolidated Statements of Income for the Years Ended September 30, 2007, 2006 and 2005	33
		Consolidated Statements of Cash Flows for the Years Ended September 30, 2007, 2006 and 2005	34
		Consolidated Statements of Shareholders' Equity for the Years Ended September 30, 2007, 2006 and 2005	35
		Notes to Consolidated Financial Statements	36
	2.	Schedules
		I Condensed Financial Information of Registrant	S-1
		II Valuation and Qualifying Accounts	S-2
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
10.3
Form of Trust Agreement between the Registrant and Wachovia Bank, National Association, as Trustee, dated October 2, 2006, relating to the company's Employee Stock Ownership Plan (Exhibit 10.3 to Annual Report on Form 10-K for the year ended September 30, 2005 (Commission File No. 1-06620))
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
10.14	Non-Qualified Stock Option Agreement (Exhibit 4.1 of Form S-8 Registration Statement No. 333-131737)
10.15	Griffon Corporation 2006 Equity Incentive Plan (Exhibit 4.3 of Form S-8 Registration Statement No. 333-133833)
10.16	Amendment No. 2 to Employment Agreement, dated July 18, 2006 between the Registrant and Harvey R. Blau (Exhibit 10.1 to Current Report on Form 8-K dated July 18, 2006 (Commission File No. 1-06620))
10.17	Severance agreement, dated July 18, 2006 between the Registrant and Patrick Alesia (Exhibit 10.2 to Current Report on Form 8-K dated July 18, 2006 (Commission File No. 1-06620))
10.18	Supplemental Executive Retirement Plan as amended through July 18, 2006 (Exhibit 10.3 to Current Report on Form 8-K dated July 18, 2006 (Commission File No. 1-06620))
10.19	Griffon Corporation 2006 Performance Bonus Plan (Exhibit 10.2 to Current Report on Form 8-K dated February 3, 2006 (Commission File No. 1-06620))
10.20	Form of Restricted Stock Award Agreement under the Griffon Corporation 2006 Equity Incentive Plan (Exhibit 10.3 to Current Report on Form 8-K/A dated February 3, 2006 (Commission File No. 1-06620))

10.21	Employment Agreement dated as of March 1, 2005 between the Registrant and Eric Edelstein (Exhibit 10.1 to Current Report on Form 8-K dated March 1, 2005 (Commission File No. 1-06620))
10.22
Amended and Restated Credit Agreement, dated December 20, 2006, among Griffon Corporation, the Lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 10.1 to Current Report on Form 8-K dated December 20, 2006)
10.23	Amendment No. 3 to Employment Agreement, dated August 3, 2007, between the Registrant and Harvey R. Blau (Exhibit 10.1 to Current Report on Form 8-K dated August 3, 2006)
10.24	Amendment No. 1 to the Severance Agreement, dated August 3, 2007, between the Registrant and Patrick L. Alesia (Exhibit 10.2 to Current Report on Form 8-K dated August 3, 2006)
10.25	Amendment No. 1 to the Amended and Restated Supplemental Executive Retirement Plan dated August 3, 2007 (Exhibit 10.3 to the Current Report on Form 8-K dated August 3, 2006)
10.26	Severance Agreement, dated November 2, 2007, between the Registrant and Franklin H. Smith, Jr. (Exhibit 10.1 to the Current Report on Form 8-K dated November 2, 2007)
14	Code of Ethics for Senior Financial Officers (Exhibit 14 to Annual Report on Form 10-K for the year ended September 30, 2003 (Commission File No. 1-06620))
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

            (ii)   To reflect in the prospectus any facts or events arising after the effective date of the registration statement (or the most recent post-effective amendment thereof) which, individually or in the aggregate, represent a fundamental change in the information set forth in the registration statement. Notwithstanding the foregoing, any increase or decrease in volume of securities offered (if the total dollar value of securities offered would not exceed that which was registered) and any deviation from the low or high end of the estimated maximum offering range may be reflected in the form of prospectus filed with the Commission pursuant to Rule 424(b) if, in the aggregate, the changes in volume and price represent no more than 20 percent change in the maximum aggregate offering price set forth in the "Calculation of Registration Fee" table in the effective registration statement.

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

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of November 2007.

GRIFFON CORPORATION
By:	/s/ HARVEY R. BLAU Harvey R. Blau, Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 29, 2007 by the following persons in the capacities indicated:

/s/ HARVEY R. BLAU Harvey R. Blau	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ ERIC EDELSTEIN Eric Edelstein	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ PATRICK L. ALESIA Patrick L. Alesia	Vice President, Secretary and Treasurer
/s/ HENRY A. ALPERT Henry A. Alpert	Director
/s/ BERTRAND M. BELL Bertrand M. Bell	Director
/s/ BLAINE V. FOGG Blaine V. Fogg	Director
/s/ GORDON E. FORNELL Gordon E. Fornell	Director
/s/ ROBERT HARRISON Robert Harrison	Director
/s/ CLARENCE A. HILL, JR. Clarence A. Hill, Jr.	Director

/s/ RONALD J. KRAMER Ronald J. Kramer	Director
/s/ DONALD J. KUTYNA Donald J. Kutyna	Director
/s/ JAMES A. MITAROTONDA James A. Mitarotonda	Director
/s/ JAMES W. STANSBERRY James W. Stansberry	Director
/s/ MARTIN S. SUSSMAN Martin S. Sussman	Director
/s/ WILLIAM H. WALDORF William H. Waldorf	Director
/s/ JOSEPH J. WHALEN Joseph J. Whalen	Director

GRIFFON CORPORATION

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS—SEPTEMBER 30, 2007 AND 2006

	September 30,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$3,635,000	$1,437,000
Prepaid expenses and other current assets	16,093,000	18,427,000

Total current assets	19,728,000	19,864,000
Property, plant & equipment at cost, less accumulated depreciation	925,000	1,076,000
Investment in subsidiaries	705,315,000	655,344,000
Other assets	11,372,000	13,322,000

	$737,340,000	$689,606,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$417,000	$417,000
Accounts payable and accrued liabilities	18,389,000	21,481,000
Income taxes	1,800,000	7,813,000

Total current liabilities	20,606,000	29,711,000

Long-term liabilities:
Convertible subordinated notes	130,000,000	130,000,000
Notes payable to banks	76,000,000	69,000,000
Other	43,795,000	48,450,000

	249,795,000	247,450,000

Shareholders' equity	466,939,000	412,445,000

	$737,340,000	$689,606,000

S-1

GRIFFON CORPORATION

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30,

	2007	2006	2005
Costs and Expenses:
General and administrative expenses	$16,094,000	$16,576,000	$13,068,000
Interest expense and other, net	6,543,000	5,804,000	5,294,000

	22,637,000	22,380,000	18,362,000

Loss before credit for federal income taxes and equity in net income of subsidiaries	(22,637,000)	(22,380,000)	(18,362,000)
Credit for federal income taxes resulting from tax sharing arrangement with subsidiaries	(7,300,000)	(9,118,000)	(8,388,000)

Loss before equity in net income of subsidiaries	(15,337,000)	(13,262,000)	(9,974,000)
Equity in net income of subsidiaries	37,416,000	65,048,000	58,787,000

Net income	$22,079,000	$51,786,000	$48,813,000

S-1a

GRIFFON CORPORATION

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30,

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,079,000	$51,786,000	$48,813,000

Adjustments to reconcile net income to net cash provided (used) by operating activities —
Deferred income taxes	(5,708,000)	(1,514,000)	(1,740,000)
Stock-based compensation	2,412,000	1,711,000	—
Equity in net income of subsidiaries	(37,416,000)	(65,048,000)	(58,787,000)
Change in assets and liabilities —
Decrease in prepaid expenses and other assets	204,000	272,000	239,000
Increase (decrease) in accounts payable, accrued liabilities and income taxes payable	(9,178,000)	565,000	16,029,000
Other changes, net	7,725,000	3,181,000	3,296,000

	(41,961,000)	(60,833,000)	(40,963,000)

Net cash provided by (used in) operating activities	(19,882,000)	(9,047,000)	7,850,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(67,000)	(12,000)	(32,000)
Advances to subsidiaries	(6,500,000)	(6,550,000)	(72,155,000)
Distributions from subsidiaries	22,000,000	—	—

Net cash provided by (used in) investing activities	15,433,000	(6,562,000)	(72,187,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury shares	(4,355,000)	(19,811,000)	(25,909,000)
Proceeds from issuance of long-term debt	33,601,000	74,000,000	60,000,000
Payment of long-term debt	(27,186,000)	(65,416,000)	(500,000)
Exercise of stock options	2,588,000	2,639,000	20,261,000
Tax benefit from exercise of stock options	1,346,000	4,136,000	—
Other, net	653,000	(179,000)	—

Net cash provided by (used in) financing activities	6,647,000	(4,631,000)	53,852,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,198,000	(20,240,000)	(10,485,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,437,000	21,677,000	32,162,000

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,635,000	$1,437,000	$21,677,000

S-1b

GRIFFON CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Profit and Loss	Charged to Other Accounts	Accounts Written Off	Other	Balance at End of Period
FOR THE YEAR ENDED SEPTEMBER 30, 2007:
Allowance for doubtful accounts:
Bad debts	$6,343,000	$2,955,000	$473,000	$3,454,000	$—	$6,317,000
Sales returns and allowances	2,758,000	3,809,000	148,000	3,748,000	—	2,967,000

	$9,101,000	$6,764,000	$621,000	$7,202,000	$—	$9,284,000

Inventory valuation	$8,773,000	$2,227,000	$—	$1,255,000	$(240,000)	$9,985,000

FOR THE YEAR ENDED SEPTEMBER 30, 2006:
Allowance for doubtful accounts:
Bad debts	$6,001,000	$1,792,000	$388,000	$1,597,000	$241,000	$6,343,000
Sales returns and allowances	2,119,000	2,803,000	75,000	2,239,000	—	2,758,000

	$8,120,000	$4,595,000	$463,000	$3,836,000	$241,000	$9,101,000

Inventory valuation	$7,245,000	$3,187,000	$—	$1,741,000	$(82,000)	$8,773,000

FOR THE YEAR ENDED SEPTEMBER 30, 2005:
Allowance for doubtful accounts:
Bad debts	$6,273,000	$988,000	$470,000	$1,730,000	$—	$6,001,000
Sales returns and allowances	2,456,000	1,303,000	18,000	1,600,000	58,000	2,119,000

	$8,729,000	$2,291,000	$488,000	$3,330,000	$58,000	$8,120,000

Inventory valuation	$7,260,000	$1,850,000	$—	$1,831,000	$34,000	$7,245,000

S-2

EXHIBIT INDEX

Exhibit No.
3.1	Restated Certificate of Incorporation (Exhibit 3.1 of Annual Report on Form 10-K for the year ended September 30, 1995 (Commission File No. 1-06620))
3.2	Amended and restated By-laws (Exhibit 3 of Current Report on Form 8-K dated May 2, 2001 (Commission File No. 1-06620))
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
10.3
Form of Trust Agreement between the Registrant and Wachovia Bank, National Association, as Trustee, dated October 2, 2006, relating to the company's Employee Stock Ownership Plan (Exhibit 10.3 to Annual Report on Form 10-K for the year ended September 30, 2005 (Commission File No. 1-06620))
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
10.14	Non-Qualified Stock Option Agreement (Exhibit 4.1 of Form S-8 Registration Statement No. 333-131737)
10.15	Griffon Corporation 2006 Equity Incentive Plan (Exhibit 4.3 of Form S-8 Registration Statement No. 333-133833)
10.16	Amendment No. 2 to Employment Agreement, dated July 18, 2006 between the Registrant and Harvey R. Blau (Exhibit 10.1 to Current Report on Form 8-K dated July 18, 2006 (Commission File No. 1-06620))
10.17	Severance agreement, dated July 18, 2006 between the Registrant and Patrick Alesia (Exhibit 10.2 to Current Report on Form 8-K dated July 18, 2006 (Commission File No. 1-06620))
10.18	Supplemental Executive Retirement Plan as amended through July 18, 2006 (Exhibit 10.3 to Current Report on Form 8-K dated July 18, 2006 (Commission File No. 1-06620))
10.19	Griffon Corporation 2006 Performance Bonus Plan (Exhibit 10.2 to Current Report on Form 8-K dated February 3, 2006 (Commission File No. 1-06620))
10.20	Form of Restricted Stock Award Agreement under the Griffon Corporation 2006 Equity Incentive Plan (Exhibit 10.3 to Current Report on Form 8-K/A dated February 3, 2006 (Commission File No. 1-06620))
10.21	Employment Agreement dated as of March 1, 2005 between the Registrant and Eric Edelstein (Exhibit 10.1 to Current Report on Form 8-K dated March 1, 2005 (Commission File No. 1-06620))
10.22
Amended and Restated Credit Agreement, dated December 20, 2006, among Griffon Corporation, the Lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 10.1 to Current Report on Form 8-K dated December 20, 2006)
10.23	Amendment No. 3 to Employment Agreement, dated August 3, 2007, between the Registrant and Harvey R. Blau (Exhibit 10.1 to Current Report on Form 8-K dated August 3, 2006)
10.24	Amendment No. 1 to the Severance Agreement, dated August 3, 2007, between the Registrant and Patrick L. Alesia (Exhibit 10.2 to Current Report on Form 8-K dated August 3, 2006)
10.25	Amendment No. 1 to the Amended and Restated Supplemental Executive Retirement Plan dated August 3, 2007 (Exhibit 10.3 to the Current Report on Form 8-K dated August 3, 2006)
10.26	Severance Agreement, dated November 2, 2007, between the Registrant and Franklin H. Smith, Jr. (Exhibit 10.1 to the Current Report on Form 8-K dated November 2, 2007)
14	Code of Ethics for Senior Financial Officers (Exhibit 14 to Annual Report on Form 10-K for the year ended September 30, 2003 (Commission File No. 1-06620))
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

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosure about Market Risk
  Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
GRIFFON CORPORATION CONSOLIDATED BALANCE SHEETS
GRIFFON CORPORATION CONSOLIDATED STATEMENTS OF INCOME
GRIFFON CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
GRIFFON CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  Item 9B. Other Information
PART III
PART IV
  Item 15. Exhibits and Financial Statement Schedules
GRIFFON CORPORATION SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT BALANCE SHEETS—SEPTEMBER 30, 2007 AND 2006
GRIFFON CORPORATION SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued) STATEMENTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30,
GRIFFON CORPORATION SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued) STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED SEPTEMBER 30,
GRIFFON CORPORATION AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005
EXHIBIT INDEX