Form 10-Q
period 2007-12-31
GRIFFON CORP
filed 2008-02-11
CIK 50725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       ☒Yes     ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 29,888,806 shares of Common Stock as of January 31, 2008.

FORM 10-Q

i

Part I  - Financial Information

Item 1 - Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2007	2007
		(Note 1)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$69,752,000	$44,747,000

Accounts receivable, less allowance for doubtful accounts of $9,973,000 at December 31, 2007 and $9,284,000 at September 30, 2007	171,121,000	210,340,000

Contract costs and recognized income not yet billed	71,133,000	77,184,000

Inventories (Note 2)	165,569,000	161,775,000

Prepaid expenses and other current assets	51,151,000	50,889,000

Total current assets	528,726,000	544,935,000

PROPERTY, PLANT AND EQUIPMENT, at cost, net of depreciation and amortization of $269,206,000 at December 31, 2007 and $257,886,000 at September 30, 2007	230,173,000	233,449,000

OTHER ASSETS:
Costs in excess of fair value of net assets of businesses acquired, net	116,917,000	114,756,000
Intangible assets and other	75,028,00	66,718,000

	191,945,000	181,474,000

	$950,844,000	$959,858,000

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2007	September 30, 2007
		(Note 1)

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Notes payable and current portion of long-term debt (Note 3)	$66,834,000	$3,392,000
Accounts payable	100,388,000	105,324,000
Accrued liabilities	81,743,000	79,001,000
Income taxes	696,000	14,153,000

Total current liabilities	249,661,000	201,870,000

LONG-TERM DEBT (Note 3)	153,027,000	229,438,000

OTHER LIABILITIES AND DEFERRED CREDITS	80,836,000	61,611,000

Total liabilities and deferred credits	483,524,000	492,919,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.25 per share, authorized 3,000,000 shares, no shares issued	—	—
Common stock, par value $.25 per share, authorized 85,000,000 shares, issued 42,328,821 shares at December 31, 2007 and September 30, 2007	10,582,000	10,582,000
Capital in excess of par	180,625,000	180,022,000
Retained earnings	455,141,000	461,163,000
Treasury shares, at cost, 12,440,015 common shares at December 31, 2007 and 12,399,115 common shares at September 30, 2007	(213,310,000)	(212,731,000)
Accumulated other comprehensive income	35,767,000	29,522,000
Deferred compensation	(1,485,000)	(1,619,000)

Total shareholders’ equity	467,320,000	466,939,000

	$950,844,000	$959,858,000

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED DECEMBER 31,
	2007	2006

Net sales	$341,398,000	$434,315,000

Cost of sales	264,205,000	341,111,000

Gross profit	77,193,000	93,204,000

Selling, general and administrative expenses	78,400,000	77,140,000

Income (loss) from operations	(1,207,000)	16,064,000

Other income (expense):
Interest expense	(2,915,000)	(2,944,000)
Interest income	885,000	620,000
Other, net (Note 8)	844,000	618,000
	(1,186,000)	(1,706,000)

Income (loss) before income taxes	(2,393,000)	14,358,000

Provision (benefit) for income taxes (Note 9)	(1,038,000)	5,893,000

Net income (loss)	$(1,355,000)	$8,465,000

Basic earnings (loss) per share (Note 4)	$(.05)	$.28

Diluted earnings (loss) per share (Note 4)	$(.05)	$.27

Weighted-average shares outstanding — basic (Note 4)	30,051,000	29,952,000

Weighted-average shares outstanding — diluted (Note 4)	30,051,000	31,067,000

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	THREE MONTHS ENDED DECEMBER 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,355,000)	$8,465,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,046,000	9,301,000
Stock-based compensation	624,000	590,000
Provision for losses on accounts receivable	876,000	382,000
Deferred income taxes	412,000	441,000
Change in assets and liabilities:
Decrease in accounts receivable and contract costs and recognized income not yet billed	45,302,000	48,547,000
Increase in inventories	(3,183,000)	(4,020,000)
Increase in prepaid expenses and other assets	(5,448,000)	(1,899,000)
Decrease in accounts payable, accrued liabilities and income taxes payable	(5,540,000)	(27,678,000)
Other changes, net	(1,578,000)	(90,000)

	42,511,000	25,574,000

Net cash provided by operating activities	41,156,000	34,039,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(6,540,000)	(10,092,000)
Acquisition of business	(1,750,000)	—
Decrease in equipment lease deposits	4,332,000	500,000
Funds restricted for capital projects	—	(4,347,000)
Other, net	1,000,000	—

Net cash used in investing activities	(2,958,000)	(13,939,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(579,000)	(1,127,000)
Proceeds from issuance of long-term debt	—	20,891,000
Payments of long-term debt	(13,818,000)	(283,000)
Increase (decrease) in short-term borrowings	787,000	(6,044,000)
Exercise of stock options	—	387,000
Tax benefit from exercise of stock options	—	156,000
Other, net	177,000	(1,041,000)

Net cash provided by (used in) financing activities	(13,433,000)	12,939,000

Effect of exchange rate changes on cash and cash equivalents	240,000	198,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	25,005,000	33,237,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	44,747,000	22,389,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$69,752,000	$55,626,000

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31,2007

(Unaudited)

	COMMON STOCK		CAPITAL IN EXCESS OF	RETAINED	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE	DEFERRED		COMPREHEN-SIVE
	SHARES	PAR VALUE	PAR VALUE	EARNINGS	SHARES	COST	INCOME	COMPENSATION	Total	INCOME
Balances, October 1, 2007	42,328,821	$10,582,000	$180,022,000	$461,163,000	12,399,115	$(212,731,000)	$29,522,000	$(1,619,000)	$466,939,000
Foreign currency translation adjustment	—	—	—	—	—	—	6,245,000	—	6,245,000	$6,245,000
Net income (loss)	—	—	—	(1,355,000)	—	—	—	—	(1,355,000)	(1,355,000)
Comprehensive income (Note 6)	—	—	—	—	—	—	—	—	—	$4,890,000
Amortization of deferred compensation	—	—	—	—	—	—	—	105,000	105,000
Purchase of treasury shares	—	—	—	—	40,900	(579,000)	—	—	(579,000)
Stock-based compensation	—	—	595,000	—	—	—	—	29,000	624,000
Impact of the adoption of FIN 48	—	—	—	(4,667,000)	—	—	—	—	(4,667,000)
Other	—	—	8,000	—	—	—	—	—	8,000
Balances, December 31, 2007	42,328,821	$10,582,000	$180,625,000	$455,141,000	12,440,015	$(213,310,000)	$35,767,000	$(1,485,000)	$467,320,000

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of presentation

                The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included.  Operating results for the three-month period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.  The Condensed Consolidated Balance Sheet at September 30, 2007 has been derived from the audited financial statements at that date.  For further information, refer to the consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended September 30, 2007.

(2) Inventories

                Inventories, stated at the lower of cost (first-in, first-out or average) or market, are comprised of the following:

	December 31,	September 30,
	2007	2007
Finished goods	$65,545,000	$66,165,000
Work in process	62,114,000	52,404,000
Raw materials and supplies	37,910,000	43,206,000
	$165,569,000	$161,775,000

(3) Long-term debt

In December 2007, the company and a subsidiary modified their existing senior secured multicurrency revolving credit facility, executed in December 2005 (as further amended in December 2006)(the “Credit Agreement”), to revise certain financial covenants, namely the Consolidated Leverage Ratio and the Consolidated Fixed Charges Coverage Ratio, in effect for the first quarter of fiscal 2008 ended December 31, 2007. The financial covenants reset to previously existing levels commencing with the quarter ended March 31, 2008. The company anticipates that it may not be in compliance with one or both of these quarterly covenants in the future. As a result of such possible non-compliance and in accordance with the Emerging Issues Task Force Issue No. 86-30 “Classification of Obligations When a Violation is Waived by the Creditor”, the company has reclassified $62.5 million of long-term debt as current debt in the Condensed Consolidated Balance Sheet at December 31, 2007. The company has commenced discussions with its lenders to further amend and/or refinance its Credit Agreement by March 31, 2008.

(4) Earnings (loss) per share (EPS)

                Basic EPS is calculated by dividing income (loss) by the weighted-average number of shares of common stock outstanding during the period.  Diluted EPS is calculated by dividing income (loss) by the weighted-average number of shares of common stock outstanding plus additional common shares that could be issued in connection with potentially dilutive securities.  Holders of the company’s 4% convertible subordinated notes are entitled to convert their notes into the company’s common stock upon the occurrence of certain events described in Note 2 of Notes to Consolidated Financial Statements in the company’s Annual Report on Form 10-K for the year ended September 30, 2007.  Basic and diluted EPS for the three-month periods ended December 31, 2007 and 2006 were determined using the following information:

	Three Months Ended December 31,
	2007	2006
Income (loss) available to common stockholders	$(1,355,000)	$8,465,000
Weighted-average shares outstanding — basic	30,051,000	29,952,000
Incremental shares from stock-based compensation	—	1,110,000
Incremental shares from 4% convertible notes	—	5,000
Weighted-average shares outstanding — diluted	30,051,000	31,067,000

                At December 31, 2007 and 2006 and during the three-month periods ended December 31, 2007 and 2006, there were outstanding stock options whose exercise prices were higher than the average market values of the underlying common stock for the period. At December 31, 2007 and during the three-month period ended December 31, 2007, there were outstanding stock options whose exercise prices were lower than the average market values of the underlying common stock for the period but are considered antidilutive because of the net loss in the period. These options are antidilutive and are excluded from the computation of income (loss) per share. The antidilutive stock options outstanding were as follows:

	Three Months Ended December 31,
	2007	2006

Antidilutive stock options	2,482,000	148,000

(5) Business segments

              The company’s reportable business segments are as follows: Garage Doors (manufacture and sale of residential and commercial/industrial garage doors, and related products); Installation Services (sale and installation of building products primarily for new construction, such as garage doors, garage door openers, manufactured fireplaces and surrounds, flooring and cabinets); Specialty Plastic Films (manufacture and sale of plastic films and film laminates for baby diapers, adult incontinence care products, disposable surgical and patient care products and plastic packaging); and Electronic Information and Communication Systems (communication and information systems for government and commercial markets).

Information on the company’s business segments is as follows:

					Electronic
					Information
				Specialty	and
		Garage	Installation	Plastic	Communication
	Totals	Doors	Services	Films	Systems
Revenues from external customers —

Three months ended
December 31, 2007	$341,398,000	$106,936,000	$52,204,000	$106,398,000	$75,860,000
December 31, 2006	434,315,000	123,889,000	76,921,000	103,655,000	129,850,000

Intersegment revenues —

Three months ended
December 31, 2007	$4,127,000	$4,110,000	$17,000	$—	$—
December 31, 2006	4,765,000	4,751,000	14,000	—	—

Segment profit (loss) —

Three months ended
December 31, 2007	$4,462,000	$(1,291,000)	$(5,727,000)	$5,997,000	$5,483,000
December 31, 2006	20,379,000	4,013,000	(893,000)	4,338,000	12,921,000

                Following is a reconciliation of segment profit to amounts reported in the consolidated financial statements:

	Three Months Ended December 31,
	2007	2006
Profit for all segments	$4,462,000	$20,379,000
Unallocated amounts	(4,825,000)	(3,697,000)
Interest and other, net	(2,030,000)	(2,324,000)
Income (loss) before income taxes	$(2,393,000)	$14,358,000

                Unallocated amounts include general corporate expenses not attributable to any reportable segment.  Goodwill at December 31, 2007 includes $12.9 million attributable to the Garage Doors segment, $18.6 million attributable to the Electronic Information and Communication Systems segment, $6.3 million attributable to the Installation Services segment and $79.1 million attributable to the Specialty Plastic Films segment.  The change in goodwill from September 30, 2007 was primarily due to Specialty Plastic Films’ foreign currency translation adjustments. In December 2007, the Electronic Information and Communication Systems segment acquired certain assets and assumed certain liabilities of a video surveillance systems integration business. The purchase price was approximately $1.75 million in cash plus performance-based cash payments over a three-year period of up to $1.75 million. The purchase price has been allocated to intangible assets.

(6) Comprehensive income and defined benefit pension expense

                Comprehensive income, which consists of net income (loss) and foreign currency translation adjustments, was $4.9 million and $15.4 million for the three-month periods ended December 31, 2007 and 2006, respectively.

Defined benefit pension expense was recognized as follows:

	Three Months Ended December 31,
	2007	2006
Service cost	$244,000	$312,000
Interest cost	1,001,000	932,000
Expected return on plan assets	(520,000)	(449,000)
Amortization of net actuarial loss	239,000	628,000
Amortization of prior service cost	84,000	80,000
	$1,048,000	$1,503,000

(7) Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for the company as of October 1, 2008. The Company is currently evaluating the impact that the adoption of SFAS 157 will have on its results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115”, (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for the company as of October 1, 2008. The Company is currently evaluating the impact that the adoption of SFAS 159 will have on its results of operations and financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). The purpose of issuing the statement is to replace current guidance in SFAS 141 to better represent the economic value of a business combination transaction. The changes to be effected with SFAS 141R from the current guidance include, but are not limited to: (1) acquisition costs will be recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired measured at their fair value; all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. The company does anticipate that the adoption of SFAS 141R will have an impact on the way in which business combinations will be accounted for compared to current practice. SFAS 141R will be effective for any business combinations that occur after October 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way, that is, as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 will be effective for the company as of October 1, 2009. The company is currently evaluating the impact that SFAS 160 will have on its financial statements and disclosures.

(8) Other income

Other income included approximately $179,000 and $389,000 of foreign exchange gains in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of the company and its subsidiaries for the quarters ended December 31, 2007 and 2006, respectively.

(9) Income taxes

The company’s effective tax rate for the three months ended December 31, 2007 was approximately 43%.  This rate was greater than the 35% U.S. income tax rate primarily due to state taxes.

On October 1, 2007, the company adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”(“FIN 48”).  FIN 48 prescribes a recognition criteria and a related measurement model for tax positions taken by companies.  FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition rules.  The total amount of unrecognized tax benefits as of the date of adoption was $24.6 million.  The adoption of FIN 48 resulted in an adjustment to beginning retained earnings of $4.7 million and did not have any impact on the company’s results of operations.  Included in the balance of unrecognized tax benefits at October 1, 2007 are $20.8 million of tax benefits that, if recognized, would impact the effective tax rate.  With regard to the unrecognized tax benefits as of December 31, 2007, the company believes it is reasonably possible that approximately $1.4 million of such unrecognized tax benefits could be recognized in the next twelve months, which would impact the effective tax rate if recognized.

The company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  At October 1, 2007, the combined amount of accrued interest and penalties related to tax positions taken or to be taken on our tax returns and recorded as part of the reserves for uncertain tax positions was $3.0 million.  There was no significant change to this amount during the first quarter of fiscal 2008.

As a result of the company’s global operations, Griffon or its subsidiaries file income tax returns in various jurisdictions including U.S. federal, U.S. state and foreign jurisdictions.  The company is routinely subject to examination by taxing authorities throughout the world, including such jurisdictions as Germany, Canada, Brazil, Sweden and the U.S. The company’s U.S. federal income tax returns are no longer subject to income tax examination for years before 2004 and the company’s major U.S. state and foreign jurisdictions are no longer subject to income tax examinations for years before 2000.  Various U.S. state and foreign tax audits are currently underway.

(10) — Warranty Liability

The company offers to its customers warranties against product defects for periods primarily ranging from six months to three years, with certain products having a limited lifetime warranty, depending on the specific product and terms of the customer purchase agreement. The company’s typical warranties require it to repair or replace the defective products during the warranty period at no cost to the customer. At the time the product revenue is recognized, the company records a liability for estimated costs under its warranties, which costs are estimated based on historical experience. The company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. While the company believes that its estimated liability for product warranties is adequate, the estimated liability for the product warranties could differ materially from future actual warranty costs.

Changes in the company’s warranty liability, included in accrued liabilities, were as follows:

	Three Months Ended December 31,
	2007	2006
Balance, beginning of period	$7,868,000	$5,908,000
Warranties issued and changes in estimated pre-existing warranties	(79,000)	3,045,000
Actual warranty costs incurred	(1,028,000)	(752,000)
Balance, end of period	$6,761,000	$8,201,000

ITEM 2 —                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

                Net sales for the quarter ended December 31, 2007 were $341,398,000, down from $434,315,000 for the first quarter of fiscal 2007.  Income (loss) before income taxes was $(2,393,000) compared to $14,358,000 last year.  Net income (loss) was $(1,355,000) compared to $8,465,000 last year.

                Operating results for the first quarter of fiscal 2008 decreased compared to the first quarter of 2007.  The decreases in sales and operating income were attributable to the Installation Services, Garage Doors and the Electronic Information and Communication Systems segments.

The company’s Garage Doors segment finished the quarter with disappointing results that were consistent with the sustained downturn in the housing market.  Although we anticipated that weaker residential construction markets would have a continuing effect on Garage Doors’ operating results, we did not anticipate the duration and severity of the impact that weaker housing markets, particularly with respect to resale of existing houses, would have on this segment’s repair and renovate business.  We continue to see mixed signals with respect to predicting the bottom of the housing market decline.  The segment has been and will continue to focus on significant cost reduction programs including, but not limited to, reductions in force, reducing or eliminating certain sales and marketing programs and consolidating facilities where possible.

 A decline in Installation Services’ operating results was anticipated, although not to the extent actually experienced, due to the continuing effect of the weakness in new home construction in the segment’s Las Vegas, Phoenix and Atlanta markets, as well as the loss of a major customer in Las Vegas. During the second quarter of fiscal 2008, the segment’s management has initiated a restructuring program in its efforts to reduce future operating losses by, among other things, undertaking a reduction in force, consolidating facilities and optimizing its exit from certain markets.  The company expects the restructuring program to result in charges that range between $12 million and $15 million in fiscal 2008.

The decline in sales and operating income in the Electronic Information and Communication Systems segment is attributable to the wind down in late fiscal 2007 of substantial contracts with Syracuse Research Corporation (“SRC”). Excluding the impact of the SRC contracts in the respective first quarter periods, the Electronic Information and Communication Systems segment’s core business sales grew by approximately $9.2 million, or 15%. The segment had received approximately $340 million of funding from SRC for turnkey production of a Counter Improvised Explosive Device over the prior two fiscal years.

                Specialty Plastic Films achieved improved results compared to last year’s first quarter.  Higher sales and operating income were favorably affected by improved operational efficiencies and product mix. To a lesser degree, results were favorably impacted by the translation of foreign exchange rates. On average, resin costs in the first quarter increased approximately 30% and 6% in North America and Brazil, respectively, but remained fairly constant in Europe. It is estimated that the effect of resin cost volatility had a negative impact on the segment’s operating results, when compared to the prior-year quarter, of approximately $3-4 million.  The segment’s operating results were also unfavorably impacted by lower unit volumes primarily in Europe, resulting from a decline in sales to a certain customer.

                Specialty Plastic Films’ elastic laminates for the hygiene products market are qualified with the segment’s major customer and business development with other key target customers is in process. We anticipate that volume will ramp up for this product as the year progresses.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2007

                Operating results (in thousands) by business segment were as follows for the three-month periods ended December 31:

			Segment
			Operating
	Net Sales		Profit (loss)
	2007	2006	2007	2006

Garage Doors	$111,046	$128,640	$(1,291)	$4,013
Installation Services	52,221	76,935	(5,727)	(893)
Specialty Plastic Films	106,398	103,655	5,997	4,338
Electronic Information and Communication Systems	75,860	129,850	5,483	12,921
Intersegment revenues	(4,127)	(4,765)	—	—
	$341,398	$434,315	$4,462	$20,379

Garage Doors

                Net sales of the Garage Doors segment decreased by $17.6 million, or 13.7%, compared to last year primarily due to the effects of the weak housing market. The sales decline was principally due to reduced unit volume ($17.2 million) and an increase in customer returns and deductions ($.4 million). The segment reported declines in both its retail channel and dealer channel of approximately 10% and 15%, respectively.

                Operating profit of the Garage Doors segment decreased by $5.3 million compared to last year, resulting in an operating loss for the first quarter of 2008. Gross margin percentage decreased to 27.3% for the quarter compared to 27.7% last year primarily due to the reduced unit sales and resultant underabsorbed overhead. Selling, general and administrative (“SG&A”) expenses were approximately $.3 million higher than last year and, as a percentage of sales, increased to 28.7% from 24.5% last year due to the sales decrease.

Installation Services

                Net sales of the Installation Services segment decreased by $24.7 million, or 32.1%, compared to last year. The sales decrease was primarily due to lower housing starts in the new home construction market, particularly in this segment’s major markets in the South and West for which housing starts have reportedly declined approximately 26% and 33%, respectively. Sales in the South decreased approximately 35%, primarily in the Atlanta market. These sales were further affected by the loss of market share due to competitive pressures. Sales decreased approximately 40% in the West, primarily in Las Vegas and Phoenix markets. These sales were further affected by the loss of a major customer and increased competitive pressures.

                Operating loss for the Installation Services segment increased by $4.8 million compared to last year.  Gross margin percentage increased to 27.0% from 25.1% last year principally due to a favorable product mix of higher-margin flooring and cabinet sales, as well as certain operational improvements. SG&A expenses decreased approximately $.3 million from last year, and as a percentage of sales, increased to 38.1% compared to 26.3% last year. Such decreases were due primarily to decreases in distribution and selling expenses related to sales decreases and reductions in personnel and related costs, partially offset by the inclusion of SG&A expenses of Cabinet West, acquired in the second fiscal quarter of last year, and increases in receivable reserves.

Specialty Plastic Films

                Net sales of the Specialty Plastic Films segment increased $2.7 million, or 2.6%, compared to last year. The increase was principally due to the impact of exchange rates on translated foreign sales ($7.0 million), a favorable product mix ($1.7 million) and the impact of increased selling prices ($1.1 million), largely offset by lower volumes in Europe ($7.1 million).

                Operating profit of the Specialty Plastic Films segment increased $1.7 million, or 38.2%, compared to last year. Gross margin percentage was 15.5% compared to 15.7% last year.  The effect of higher resin costs not fully recovered in increased selling prices negatively affected margins by 3.9%. Unit volume decreases also reduced gross margin by 1.1%. These gross margin percentage decreases were partially offset by improved operational efficiencies and a favorable product mix. SG&A expenses decreased approximately $1.6 million from last year and, as a percentage of sales, decreased to 10.4% from 12.2% last year due to the sales increase. Such decreases were primarily due to reductions in personnel and related costs.

Electronic Information and Communication Systems

                Net sales of the Electronic Information and Communication Systems segment decreased $54.0 million, or 41.6%, compared to last year.  The sales decrease was attributable to the conclusion of the primary SRC contracts in fiscal 2007. Partially offsetting this decrease was revenue growth related to new and expanded programs.

                Operating profit of the Electronic Information and Communication Systems segment decreased $7.4 million, or 57.6%, principally due to the substantial revenue decline attributable to the SRC contracts noted above.  Gross margin percentage increased to 21.2% from 16.7% last year, principally due to a favorable program mix.  SG&A expenses increased $1.8 million compared to last year and increased, as a percentage of sales, to 14.2% compared to 6.9% last year. The increase in SG&A is primarily due to expenditures associated with product engineering and enhancement, as well as increases in expenses related to certain sales and marketing related efforts.

Provision for income taxes

The company’s effective tax rate increased in the first quarter of fiscal 2008 to approximately 43% primarily due to state taxes.

LIQUIDITY AND CAPITAL RESOURCES

                Cash flow generated by operations for the three-months ended December 31, 2007 was $41.2 million compared to $34.0 million last year and working capital was $279.1 million at December 31, 2007.  Operating cash flows were principally the result of decreased accounts receivable and income taxes payable.

                During the three-months ended December 31, 2007, the company had capital expenditures of approximately $6.5 million, principally in connection with the Garage Doors, Specialty Plastic Films and the Electronic Information and Communication Systems segments.

                During the three-months ended December 31, 2007, the company used cash from financing activities of $13.4 million, primarily from payments made on long-term debt of $13.8 million, partially offset by a net increase in short-term borrowings of $787,000. Financing cash flows also included treasury stock purchases of $579,000 to acquire approximately 41,000 shares of the company’s common stock. Approximately 1.4 million shares of common stock are available for purchase pursuant to the company’s stock buyback program, and additional purchases under the plan or a 10b5-1 plan may be made, depending upon market conditions and other factors, at prices deemed appropriate by management.

In December 2007, the company and a subsidiary modified their existing senior secured multicurrency revolving credit facility, executed in December 2005 (as further amended in December 2006)(the “Credit Agreement”), to revise certain financial covenants, namely the Consolidated Leverage Ratio and the Consolidated Fixed Charges Coverage Ratio, in effect for the first quarter of fiscal 2008 ended December 31, 2007. The financial covenants reset to previously existing levels commencing with the quarter ended March 31, 2008. The company anticipates that it may not be in compliance with one or both of these quarterly covenants in the future. As a result of such possible non-compliance and in accordance with the Emerging Issues Task Force Issue No. 86-30 “Classification of Obligations When a Violation is Waived by the Creditor”, the company has reclassified $62.5 million of long-term debt as current debt in the Condensed Consolidated Balance Sheet at December 31, 2007. The company has commenced discussions with its lenders to further amend and/or refinance its Credit Agreement by March 31, 2008.

The company has outstanding $130 million of 4% convertible subordinated notes due 2023 (the “Notes”). Holders of the Notes may require the company to repurchase all or a portion of their Notes on July 18, 2010, 2013 and 2018, and upon a change in control.

                Anticipated cash flows from operations, together with existing cash, bank lines of credit and lease line availability, should be adequate to finance presently anticipated working capital and capital expenditure requirements and to repay long-term debt as it matures.

CRITICAL ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

                The company’s significant accounting policies are set forth in Note 1 of Notes to Consolidated Financial Statements in the company’s Annual Report on Form 10-K for the year ended September 30, 2007.  A discussion of those policies that require management judgment and estimates and are most important in determining the company’s operating results and financial condition are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2007 Annual Report.  The Financial Accounting Standards Board issues, from time to time, new financial accounting standards, staff positions and emerging issues task force consensus.  See Note 7 of Notes to Condensed Consolidated Financial Statements for a discussion of these matters.

FORWARD-LOOKING STATEMENTS

                All statements other than statements of historical fact included in this report, including without limitation statements regarding the company’s financial position, business strategy, and the plans and objectives of the company’s management for future operations, are forward-looking statements.  When used in this report, words such as “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as they relate to the company or its management, identify forward-looking statements.  Such forward-looking statements are based on the beliefs of the company’s management, as well as assumptions made by and information currently available to the company’s management.  Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including, but not limited to, business and economic conditions, including, but not limited to, the housing market, results of integrating acquired businesses into existing operations, competitive factors and pricing pressures for resin and steel, and capacity and supply constraints. Such statements reflect the views of the company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the company as previously disclosed in the company’s Annual Report on Form 10-K for the year ended September 30, 2007 in response to Item 1A to Part I of Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements. The company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

                Management does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that is required to be disclosed.

ITEM 4 — CONTROLS AND PROCEDURES

                Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the company’s disclosure controls and procedures were evaluated as of the end of the period covered by this report. Based on that evaluation, the company’s CEO and CFO concluded that the company’s disclosure controls and procedures were effective.

                During the period covered by this report, there were no changes in the company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

                The company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within a company have been detected.  The company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the company’s CEO and CFO have concluded that such controls and procedures are effective at the “reasonable assurance” level.

PART II - OTHER INFORMATION

Item 1	Legal Proceedings
None

Item 1A	Risk Factors
There have been no material changes from the risk factors disclosed in Item 1A to Part I in the company’s Annual Report on Form 10-K for the year ended September 30, 2007.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs at Month End
October 1 – 31	20,900	$14.28	20,900	1,386,295
November 1 – 30	20,000	14.01	20,000	1,366,295
December 1 – 31	—	—	—	1,366,295
Total	40,900		40,900

(1) The company’s stock buyback program has been in effect since 1993, under which approximately 17.2 million shares have been purchased for $234 million.  The unused authorization is 1.4 million shares.  There is no time limit on the repurchases to be made under the plan.

Item 3	Defaults upon Senior Securities
None
Item 4	Submission of Matters to a Vote of Security Holders None

Item 5	Other Information

The Board of Directors of the company previously approved, subject to stockholder approval, an amendment to the company’s 2006 Equity Incentive Plan (the “Incentive Plan”) to increase the shares available for issuance under the Incentive Plan by 300,000 shares (150,000 shares if issued solely as restricted stock or awards other than stock options).  The amendment was approved by the stockholders at the company’s 2008 Annual Meeting of Stockholders held on February 6, 2008.

The foregoing description of the amendment is qualified in its entirety by reference to the 2006 Equity Incentive Plan, as amended, attached hereto as Exhibit 10.1 and incorporated herein by reference.

Item 6	Exhibits
Exhibit 10.1 — 2006 Equity Incentive Plan, as amended (attached hereto).

Exhibit 10.2 — Severance Agreement, dated November 2, 2007, between the Registrant and Franklin H. Smith, Jr. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated November 2, 2007).

Exhibit 10.3 — Amendment No. 1, dated December 31, 2007, to the Amended and Restated Credit Agreement, dated December 20, 2006, among Griffon Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 31, 2007).

Exhibit 31.1 — Certification pursuant to Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto).

Exhibit 31.2 — Certification pursuant to Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act 2002 (attached hereto).

Exhibit 32 — Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFON CORPORATION

By: /s/ Patrick L. Alesia
Patrick L. Alesia
Vice President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

Date: February 11, 2008

EXHIBIT INDEX

Exhibit 10.1	—	2006 Equity Incentive Plan, as amended.

Exhibit 10.2	—	Severance Agreement, dated November 2, 2007, between the Registrant and Franklin H. Smith, Jr. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated November 2, 2007).

Exhibit 10.3	—

Amendment No. 1, dated December 31, 2007, to the Amended and Restated Credit Agreement, dated December 20, 2006, among Griffon Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 31, 2007).

Exhibit 31.1	—	Certification pursuant to Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	—	Certification pursuant to Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

Exhibit 32	—	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.