Form 10-Q
period 2008-03-31
GRIFFON CORP
filed 2008-05-12
CIK 50725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes       ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 29,908,813 shares of Common Stock as of April 30, 2008.

FORM 10-Q

Part I – Financial Information

Item 1 – Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2008	September 30, 2007
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$39,401,000	$44,747,000

Accounts receivable, less allowance for doubtful accounts of $7,808,000 at March 31, 2008 and $7,492,000 at September 30, 2007	177,353,000	199,834,000

Contract costs and recognized income not yet billed	73,327,000	77,184,000

Inventories, net	163,695,000	154,565,000

Assets of discontinued operations	6,532,000	19,212,000

Prepaid expenses and other current assets	54,457,000	49,884,000

Total current assets	514,765,000	545,426,000

PROPERTY, PLANT AND EQUIPMENT, at cost, net of accumulated depreciation and amortization of $283,906,000 at March 31, 2008 and $256,688,000 at September 30, 2007	232,492,000	233,078,000

OTHER ASSETS:
Costs in excess of fair value of net assets of businesses acquired, net	120,912,000	114,756,000
Intangible assets and other	74,934,000	66,598,000
	195,846,000	181,354,000
	$943,103,000	$959,858,000

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2008	September 30, 2007

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Notes payable and current portion of long-term debt	$3,987,000	$3,392,000
Accounts payable	115,732,000	103,833,000
Accrued liabilities	76,952,000	77,628,000
Liabilities of discontinued operations	4,211,000	2,919,000
Income taxes	510,000	14,153,000

Total current liabilities	201,392,000	201,925,000

LONG-TERM DEBT	202,612,000	229,438,000

OTHER LIABILITIES AND DEFERRED CREDITS	76,451,000	61,556,000

Total liabilities and deferred credits	480,455,000	492,919,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.25 per share, authorized 3,000,000 shares, no shares issued	—	—
Common stock, par value $.25 per share, authorized 85,000,000 shares, issued 42,348,828 shares and 42,328,821 shares at March 31, 2008 and September 30, 2007, respectively	10,587,000	10,582,000
Capital in excess of par	181,147,000	180,022,000
Retained earnings	433,771,000	461,163,000
Treasury shares, at cost, 12,440,015 common shares at March 31, 2008 and 12,399,115 common shares at September 30, 2007	(213,310,000)	(212,731,000)
Accumulated other comprehensive income	51,814,000	29,522,000
Deferred compensation	(1,361,000)	(1,619,000)
Total shareholders’ equity	462,648,000	466,939,000
	$943,103,000	$959,858,000

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2008	2007

Net sales	$320,347,000	$369,140,000
Cost of sales	256,783,000	292,296,000

Gross profit	63,564,000	76,844,000

Selling, general and administrative expenses	71,968,000	73,712,000
Restructuring and other related charges	2,992,000	—
Total operating expenses	74,960,000	73,712,000

Income (loss) from operations	(11,396,000)	3,132,000

Other income (expense):
Interest expense	(3,286,000)	(3,052,000)
Interest income	599,000	752,000
Other, net	802,000	569,000
	(1,885,000)	(1,731,000)
Income (loss) from continuing operations before income taxes	(13,281,000)	1,401,000
Provision (benefit) for income taxes	(522,000)	563,000
Income (loss) from continuing operations before discontinued operations	(12,759,000)	838,000
Discontinued operations (net of taxes):
Loss from operation of discontinued operations (net of tax benefit of $2,800,000 and $121,000 for the three-month periods ended March 31, 2008 and 2007, respectively)	(8,611,000)	(583,000)
Net income (loss)	$(21,370,000)	$255,000

Basic earnings (loss) per share:
Continuing operations	$(.42)	.03
Discontinued operations	(.29)	(.02)
	$(.71)	$.01
Diluted earnings (loss) per share:
Continuing operations	$(.42)	.03
Discontinued operations	(.29)	(.02)
	$(.71)	$.01

Weighted-average shares outstanding – basic	30,057,000	29,948,000
Weighted-average shares outstanding – diluted	30,057,000	31,166,000

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	SIX MONTHS ENDED MARCH 31,
	2008	2007

Net sales	$648,841,000	$782,128,000
Cost of sales	511,201,000	617,317,000

Gross profit	137,640,000	164,811,000

Selling, general and administrative expenses	143,895,000	145,368,000
Restructuring and other related charges	4,683,000	—
Total operating expenses	148,578,000	145,368,000

Income (loss) from operations	(10,938,000)	19,443,000

Other income (expense):
Interest expense	(6,201,000)	(5,996,000)
Interest income	1,480,000	1,372,000
Other, net	1,605,000	1,183,000
	(3,116,000)	(3,441,000)
Income (loss) from continuing operations before income taxes	(14,054,000)	16,002,000
Provision (benefit) for income taxes	(553,000)	6,434,000
Income (loss) from continuing operations before discontinued operations	(13,501,000)	9,568,000
Discontinued operations (net of taxes):
Loss from operation of discontinued operations (net of tax benefit of $3,807,000 and $99,000 for the six-month periods ended March 31, 2008 and 2007, respectively)	(9,224,000)	(848,000)
Net income (loss)	$(22,725,000)	$8,720,000

Basic earnings (loss) per share:
Continuing operations	$(.45)	.32
Discontinued operations	(.31)	(.03)
	$(.76)	$.29
Diluted earnings (loss) per share:
Continuing operations	$(.45)	.31
Discontinued operations	(.31)	(.03)
	$(.76)	$.28

Weighted-average shares outstanding – basic	30,054,000	29,950,000
Weighted-average shares outstanding – diluted	30,054,000	31,117,000

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED MARCH 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(22,725,000)	$8,720,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,033,000	19,765,000
Stock-based compensation	1,194,000	1,303,000
Provision for losses on accounts receivable	5,480,000	734,000
Write-off of unamortized deferred financing costs	495,000	—
Deferred income taxes	707,000	706,000
Change in assets and liabilities:
Decrease in accounts receivable and contract costs and recognized income not yet billed	32,123,000	32,828,000
Increase in inventories	(2,433,000)	(6,658,000)
Increase in prepaid expenses and other assets	(8,624,000)	(1,217,000)
Increase (decrease) in accounts payable, accrued liabilities and income taxes payable	86,000	(36,989,000)
Other changes, net	551,000	155,000

	51,612,000	10,627,000
Net cash provided by operating activities	28,887,000	19,347,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(12,050,000)	(19,477,000)
Acquisition of business	(1,750,000)	(17,167,000)
Proceeds from sale of investment	1,000,000	—
Decrease (increase)in equipment lease deposits	4,024,000	(1,473,000)
Funds restricted for capital projects	—	(4,421,000)

Net cash used in investing activities	(8,776,000)	(42,538,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(579,000)	(2,300,000)
Proceeds from issuance of long-term debt	50,000,000	42,891,000
Payments of long-term debt	(76,716,000)	(482,000)
Increase (decrease)in short-term borrowings	377,000	(5,625,000)
Exercise of stock options	—	1,111,000
Tax benefit from exercise of stock options	—	278,000
Other, net	480,000	(1,238,000)

Net cash provided by (used in) financing activities	(26,438,000)	34,635,000

Effect of exchange rate changes on cash and cash equivalents	981,000	541,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,346,000)	11,985,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	44,747,000	22,389,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$39,401,000	$34,374,000

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED MARCH 31, 2008

(Unaudited)

	COMMON STOCK		CAPITAL IN EXCESS OF	RETAINED	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE	DEFERRED		COMPREHENSIVE
	SHARES	PAR VALUE	PAR VALUE	EARNINGS	SHARES	COST	INCOME	COMPENSATION	Total	INCOME
Balances, October 1, 2007	42,328,821	$10,582,000	$180,022,000	$461,163,000	12,399,115	$(212,731,000)	$29,522,000	$(1,619,000)	$466,939,000
Foreign currency translation adjustment	—	—	—	—	—	—	22,292,000	—	22,292,000	$22,292,000
Net loss	—	—	—	(22,725,000)	—	—	—	—	(22,725,000)	(22,725,000)
Comprehensive income (loss)	—	—	—	—	—	—	—	—	—	$(433,000)
Amortization of deferred compensation	—	—	—	—	—	—	—	207,000	207,000
Purchase of treasury shares	—	—	—	—	40,900	(579,000)	—	—	(579,000)
Stock-based compensation	—	—	1,143,000	—	—	—	—	51,000	1,194,000
Impact of the adoption of FIN 48	—	—	—	(4,667,000)	—	—	—	—	(4,667,000)
Other	20,007	5,000	(18,000)	—	—	—	—	—	(13,000)
Balances, March 31, 2008	42,348,828	$10,587,000	$181,147,000	$433,771,000	12,440,015	$(213,310,000)	$51,814,000	$(1,361,000)	$462,648,000

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)  Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Griffon Corporation (the “company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three-month and six-month periods ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.  The Condensed Consolidated Balance Sheet at September 30, 2007 has been derived from the audited financial statements at that date.  For further information, refer to the consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended September 30, 2007.

Certain amounts in the condensed consolidated financial statements at September 30, 2007 have been reclassified to conform to the current period’s presentation.

(2)  Inventories

Inventories, stated at the lower of cost (first-in, first-out or average) or market, are comprised of the following:

	March 31,	September 30,
	2008	2007
Finished goods	$53,799,000	$58,955,000
Work in process	67,160,000	52,404,000
Raw materials and supplies	42,736,000	43,206,000
	$163,695,000	$154,565,000

(3)  Long-term debt

On March 31, 2008, Telephonics Corporation, a wholly-owned subsidiary of the company, entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which the lenders agreed to provide Telephonics with a five-year, revolving credit facility of $100 million.  Commitments under the Credit Agreement may be increased by up to an additional $50 million under certain circumstances.  Borrowings under the Credit Agreement bear interest at rates based upon LIBOR or the prime rate and are collateralized by the stock and assets of Telephonics and the stock of Telephonics’ subsidiaries pursuant to a Guarantee and Collateral Agreement made by Gritel Holding Co., Inc., a newly-formed subsidiary of the company, and Telephonics in favor of the lenders.  The Credit Agreement contains certain restrictive and financial covenants. Upon the occurrence of certain events of default specified in the Credit Agreement, amounts due under the Credit Agreement may be declared immediately due and payable.

Proceeds of a $50 million draw under this facility, together with internal cash of the company, were used to repay $62.5 million of outstanding debt under the company’s Amended and Restated Credit Agreement, dated as of December 20, 2006, as amended, among the company, Telephonics, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, at which time such Amended and Restated Credit Agreement was terminated.

The company expects to enter into a senior secured credit facility for its other principal wholly-owned subsidiary, Clopay Corporation, in the third quarter.

(4)  Commitments and Contingencies

On March 16, 2008, Harvey R. Blau notified the company of his intention to retire from his position as Chief Executive Officer of the company effective as of April 1, 2008. Mr. Blau remains as non-executive Chairman of the Board of Directors and, pursuant to the terms of his employment agreement, a consultant to the company.

On March 16, 2008, the Company entered into an Employment Agreement (the “Employment Agreement”) with Ronald J. Kramer, pursuant to which he became the Chief Executive Officer of the company effective April 1, 2008 (the “Commencement Date”). Mr. Kramer has been a director of the company since 1993 and Vice Chairman of the Board since November 2003, which positions he will retain. Mr. Kramer is the son-in-law of Mr. Blau.

Pursuant to the terms of the Employment Agreement, Mr. Kramer’s term of employment with the company will continue for three years from the date on which either party gives notice that the term of employment will not be further renewed (the “Term”). During the Term, Mr. Kramer will receive an annual base salary of $775,000 per annum, subject to cost of living and discretionary increases. Mr. Kramer shall also be entitled to a guaranteed bonus of $581,250 in respect of the company’s 2008 fiscal year, and an annual bonus of between 0% and 250% of his base salary, with a target bonus of 150% of base salary, for fiscal years thereafter based upon achievement of performance objectives. Mr. Kramer shall also be entitled to receive severance payments upon termination of his employment under certain circumstances, as more fully set forth in the Employment Agreement.

On the Commencement Date, Mr. Kramer received a restricted stock grant of 250,000 shares of common stock, and on or shortly after October 1, 2008 and October 1, 2009, Mr. Kramer shall receive restricted stock grants of 75,000 shares of common stock, and 25,000 shares of common stock, respectively, each vesting three years after the Commencement Date. On or shortly after October 1, 2008, Mr. Kramer shall also receive a ten-year option to purchase 350,000 shares of common stock at an exercise price equal to the greater of $20 per share or the fair market value of the common stock on the date of grant, vesting in three equal installments on each anniversary of the Commencement Date. All equity awards shall immediately vest in the event of termination of Mr. Kramer’s employment without Cause, if he leaves for Good Reason, or upon his death, Disability or a Change in Control (as such terms are defined in the Employment Agreement).

(5)  Earnings (loss) per share (EPS)

Basic EPS is calculated by dividing income (loss) by the weighted-average number of shares of common stock outstanding during the period.  Diluted EPS is calculated by dividing income (loss) by the weighted-average number of shares of common stock outstanding plus additional common shares that could be issued in connection with potentially dilutive securities. Holders of the company’s 4% convertible subordinated notes are entitled to convert their notes into the company’s common stock upon the occurrence of certain events described in Note 2 of Notes to Consolidated Financial Statements in the company’s Annual Report on Form 10-K for the year ended September 30, 2007. Basic and diluted EPS for the three and six-month periods ended March 31, 2008 and 2007 were determined using the following information:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Income (loss) from continuing operations available to common stockholders	$(12,759,000)	$838,000	$(13,501,000)	$9,568,000

Weighted-average shares outstanding - basic	30,057,000	29,948,000	30,054,000	29,950,000
Incremental shares from Stock-based compensation	—	1,136,000	—	1,123,000
Incremental shares from 4% convertible notes	—	82,000	—	44,000
Weighted-average shares outstanding - diluted	30,057,000	31,166,000	30,054,000	31,117,000

 At March 31, 2008 and 2007 and during the three-month and six-month periods ended March 31, 2008 and 2007, there were outstanding stock options whose exercise prices were higher than the average market values of the underlying common stock for the period. However, for the three-month and six-month periods ended March 31, 2008, such options are considered antidilutive because of the net loss in the respective periods. At March 31, 2008 and 2007 and during the three-month and six-month periods ended March 31, 2008 and 2007, there were outstanding stock options whose exercise prices were lower than the average market values of the underlying common stock for the period but are considered antidilutive. Antidilutive options are excluded from the computation of income (loss) per share. The antidilutive stock options outstanding were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007

Antidilutive stock options	2,196,000	134,000	2,196,000	134,000

(6)  Business segments

The company’s reportable business segments are as follows: Electronic Information and Communication Systems (communication and information systems for government and commercial markets); Garage Doors (manufacture and sale of residential and commercial/industrial garage doors and related products); Specialty Plastic Films (manufacture and sale of plastic films and film laminates for baby diapers, adult incontinence care products, disposable surgical and patient care products and plastic packaging); and Installation Services (sale and installation of building products primarily for new construction, such as garage doors, garage door openers, manufactured fireplaces and surrounds, appliances, flooring and cabinets).

Information on the company’s business segments is as follows:

		Electronic
		Information
		and		Specialty
		Communication	Garage	Plastic	Installation
	Totals	Systems	Doors	Films	Services
Revenues from external customers -

Three months ended
March 31, 2008	$320,347,000	$98,397,000	$81,384,000	$114,675,000	$25,891,000
March 31, 2007	369,140,000	124,164,000	101,217,000	99,730,000	44,029,000
Six months ended
March 31, 2008	$648,841,000	$174,257,000	$188,320,000	$221,073,000	$65,191,000
March 31, 2007	782,128,000	254,014,000	225,105,000	203,385,000	99,624,000

Intersegment revenues -

Three months ended
March 31, 2008	$2,569,000	$—	$2,462,000	$—	$107,000
March 31, 2007	4,054,000	—	4,039,000	—	15,000
Six months ended
March 31, 2008	$6,696,000	$—	$6,572,000	$—	$124,000
March 31, 2007	8,819,000	—	8,790,000	—	29,000

Segment profit (loss) -

Three months ended
March 31, 2008	$(5,085,000)	$7,139,000	$(8,575,000)	$5,200,000	$(8,849,000)
March 31, 2007	8,669,000	12,430,000	(4,564,000)	4,934,000	(4,131,000)
Six months ended
March 31, 2008	$1,002,000	$12,622,000	$(9,742,000)	$10,406,000	$(12,284,000)
March 31, 2007	29,291,000	25,351,000	(543,000)	9,279,000	(4,796,000)

Following is a reconciliation of segment profit to amounts reported in the consolidated financial statements:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Profit (loss) for all segments	$(5,085,000)	$8,669,000	$1,002,000	$29,291,000
Unallocated amounts	(5,509,000)	(4,968,000)	(10,335,000)	(8,665,000)
Interest and other, net	(2,687,000)	(2,300,000)	(4,721,000)	(4,624,000)
Income (loss) from continuing operations before income taxes	$(13,281,000)	$1,401,000	$(14,054,000)	$16,002,000

Unallocated amounts include general corporate expenses not attributable to any reportable segment. Goodwill at March 31, 2008 includes $18.6 million attributable to the Electronic Information and Communication Systems segment, $12.9 million attributable to the Garage Doors segment, $83.1 million attributable to the Specialty Plastic Films segment and $6.3 million attributable to the Installation Services segment.  The change in goodwill from September 30, 2007 was primarily due to Specialty Plastic Films’ foreign currency translation adjustments. In December 2007, the Electronic Information and Communication Systems segment acquired certain assets and assumed certain liabilities of a video surveillance systems integration business. The purchase price was approximately $1.75 million in cash plus performance-based cash payments over a three-year period of up to $1.75 million. The purchase price has been preliminarily allocated to intangible assets.

(7)  Comprehensive income (loss) and defined benefit pension expense

Comprehensive income (loss), which consists of net income (loss) and foreign currency translation adjustments, was $(5.3) million and $4.1 million for the three-month periods ended March 31, 2008 and 2007, respectively, and was $(433,000) and $19.4 million for the six-month periods ended March 31, 2008 and 2007, respectively.

Defined benefit pension expense was recognized as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Service cost	$137,000	$312,000	$381,000	$624,000
Interest cost	1,001,000	932,000	2,002,000	1,864,000
Expected return on plan assets	(520,000)	(449,000)	(1,040,000)	(898,000)
Amortization of net actuarial loss	239,000	628,000	478,000	1,256,000
Amortization of prior service cost	84,000	80,000	168,000	160,000
	$941,000	$1,503,000	$1,989,000	$3,006,000

(8)  Recent accounting pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for the company as of October 1, 2008. The company is currently evaluating the impact that the adoption of SFAS 159 will have on its results of operations and financial position.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way, that is, as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective for the company as of October 1, 2009. The company is currently evaluating the impact that SFAS 160 will have on its financial statements and disclosures.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133” (“SFAS 161”). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b)derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and(c)derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for the company as of January 1, 2009. The company is currently evaluating the impact that the adoption of SFAS 161 will have on its financial statements and disclosures.

(9)  Discontinued operations

During the second quarter of fiscal 2008, the company’s management initiated a plan to exit certain markets within the Installation Services segment through the sale or disposition of business units. During the second quarter of fiscal 2008, certain operating units were closed and the related assets are in the process of being liquidated. The following amounts related to the disposition of these operating units have been reported as assets and liabilities of discontinued operations in the condensed consolidated balance sheets:

	March 31,	September 30,
	2008	2007
Assets held for sale and assets of discontinued operations:
Current:
Accounts receivable, net	$2,555,000	$10,506,000
Inventories	2,847,000	7,210,000
Prepaid expenses and other current assets	840,000	1,005,000
Property, plant and equipment	180,000	371,000
Intangible assets and other	110,000	120,000
Total assets of discontinued operations	$6,532,000	$19,212,000
Liabilities of discontinued operations:
Current:
Accounts payable	$371,000	$1,491,000
Accrued liabilities	3,840,000	1,428,000
Total liabilities of discontinued operations	$4,211,000	$2,919,000

Results of operations related to the closure of certain operating units of the Installation Services segment have been reflected as discontinued operations in the condensed consolidated statements of operations for all periods presented. Net sales of such operating units of the Installation Services segment were $8,363,000 and $18,231,000 for the three months ended March 31, 2008 and 2007, respectively, and $21,267,000 and $39,558,000 for the six months ended March 31, 2008 and 2007, respectively.

In May 2008, the company’s Board of Directors approved a plan to exit all operating activities of the Installation Services segment in 2008. As a result, the company presently estimates aggregate exit and disposal costs, including operating and intangible asset write-offs, to range between $30 million and $40 million for the remainder of fiscal 2008, of which $25 million to $35 million is estimated to be non-cash.

(10)  Restructuring and other related charges

As a result of the downturn in the residential housing market and the impact on the Installation Services and Garage Doors segments, the company initiated plans to restructure its operations. This restructuring program includes workforce reductions, closure of excess facilities and other charges. The company’s Garage Doors segment began its restructuring initiative in the latter part of fiscal 2007 with the closure of its Tempe, AZ manufacturing facility that has been further expanded to other ongoing restructuring activities, which are expected to be completed in fiscal 2008. During the second quarter of fiscal 2008, the Installation Services segment began its restructuring activities, which are expected to be completed in 2008. (See also Note 9 to Notes to the Condensed Consolidated Financial Statements.)

The restructuring activities resulted in costs incurred primarily for (1) workforce reduction of approximately 370 employees across certain business functions and operating locations and (2) abandoned or excess facilities relating to lease terminations and non-cancelable lease costs. To determine the lease loss, which is the company’s loss after its cost recovery efforts from subleasing such facilities, certain estimates were made related to the (1) time period over which the relevant building would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges. If market rates continue to decrease in these markets or if it takes longer than expected to sublease these facilities, the actual loss could exceed this estimate.

A summary of the restructuring and other related charges recognized for the fiscal quarters ended December 31, 2007 and March 31, 2008 are as follows:

	Workforce Reduction	Excess Facilities	Other Exit Costs	Total
Amounts incurred in:
Quarter ended December 31, 2007	$393,000	$—	$1,298,000	$1,691,000
Quarter ended March 31, 2008	1,399,000	356,000	1,237,000	2,992,000
Cumulative amount incurred as of March 31, 2008	$1,792,000	$356,000	$2,535,000	$4,683,000

At March 31, 2008, the accrued liability associated with the restructuring and other related charges consisted of the following:

	Workforce Reduction	Excess Facilities	Other Exit Costs	Total
Fiscal 2007:
Accrued liability at September 30, 2007	$639,000	$727,000	$177,000	$1,543,000

Fiscal 2008:
Charges	1,792,000	356,000	2,535,000	4,683,000
Payments	(2,049,000)	(210,000)	(2,231,000)	(4,490,000)
Accrued liability at March 31, 2008	$382,000	$873,000	$481,000	$1,736,000

A significant amount of the remaining accrual as of March 31, 2008 related to workforce reduction and other exit costs, aggregating $.9 million, is expected to be paid during fiscal 2008. The accrual at March 31, 2008 related to excess facilities is expected to be paid in 2008, or over several fiscal periods as those obligations become due if the company is unable to negotiate termination settlements with the respective lessors of the facilities.

The restructuring and other related charges are included in the line item “Restructuring and other related charges” in the condensed consolidated statements of operations. The workforce reduction charges relate to the Installation Services and Garage Doors business segment, representing costs incurred of approximately $1,279,000 and $497,000, respectively, through the six months ended March 31, 2008. Excess facilities charges relate entirely to the Installation Services segment. Other exit costs relate to the Installation Services and Garage Doors business segment of approximately $660,000 and $1,891,000, respectively, through the six months ended March 31, 2008.

In May 2008, the company’s Board of Directors approved a plan to exit all operating activities of the Installation Services segment in 2008. As a result, the company presently estimates aggregate exit and disposal costs, including operating and intangible asset write-offs, to range between $30 million and $40 million for the remainder of fiscal 2008, of which $25 million to $35 million is estimated to be non-cash.

(11)  Other income

Other income included approximately $621,000 and $180,000 for the three-month periods and $799,000 and $569,000 for the six-month periods ended March 31, 2008 and 2007, respectively, of foreign exchange gains in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of the company and its subsidiaries.

(12)  Income taxes

The company’s effective tax rate for the three months and six months ended March 31, 2008 was approximately 3.9%. This rate was less than the 35% U.S. income tax rate primarily due to foreign income, foreign dividend distributions and, to a lesser extent, state taxes.

On October 1, 2007, the company adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition criteria and a related measurement model for tax positions taken by companies.  FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition rules.

The total amount of unrecognized tax benefits as of the date of adoption was $21.6 million.  The adoption of FIN 48 resulted in an adjustment to beginning retained earnings of $4.7 million and did not have any impact on the company’s results of operations.  Included in the balance of unrecognized tax benefits at October 1, 2007 are $20.8 million of tax benefits that, if recognized, would impact the effective tax rate.  With regard to the unrecognized tax  benefits as of March 31, 2008, the company believes it is reasonably possible that approximately $1.4 million of such unrecognized tax benefits could be recognized in the next twelve months, which would impact the effective tax rate if recognized.

The company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  At October 1, 2007, the combined amount of accrued interest and penalties related to tax positions taken or to be taken on our tax returns and recorded as part of the reserves for uncertain tax positions was $3.0 million. There was no significant change to this amount during the second quarter of fiscal 2008.

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

(13)  Warranty liability

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

Changes in the company’s warranty liability, included in accrued liabilities, were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Balance, beginning of period	$6,761,000	$8,201,000	$7,868,000	$5,908,000
Warranties issued and changes in estimated pre-existing warranties	525,000	1,981,000	446,000	5,026,000
Actual warranty costs incurred	(644,000)	(802,000)	(1,672,000)	(1,554,000)
Balance, end of period	$6,642,000	$9,380,000	$6,642,000	$9,380,000

ITEM 2 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Net sales for the second quarter of fiscal 2008 were $320.3 million, compared to $369.1 million in the second quarter of fiscal 2007. Loss from continuing operations was $12.8 million, or $.42 per diluted share, for the quarter compared to income from continuing operations of $838,000, or $.03 per diluted share, last year. Loss from discontinued operations was $8.6 million, or $.29 per diluted share, compared to $583,000, or $.02 per diluted share, last year. Net loss for the quarter was $21.4 million, or $.71 per diluted share, compared to net income of $255,000, or $.01 per diluted share, last year.

For the six months ended March 31, 2008, net sales were $648.8 million, down from $782.1 million for the prior-year period. Loss from continuing operations was $13.5 million, or $.45 per diluted share, compared to income from continuing operations of $9.6 million, or $.31 per diluted share, last year. Loss from discontinued operations was $9.2 million, or $.31 per diluted share, compared to $848,000, or $.03 per diluted share, last year. Net loss for the quarter was $22.7 million, or $.76 per diluted share, compared to net income of $8.7 million, or $.28 per diluted share, last year.

The decline in the Electronic Information and Communication Systems segment’s operating results was anticipated due to the wind-down in late fiscal 2007 of the primary contracts with Syracuse Research Corporation (“SRC”). Excluding the impact of the SRC contracts in the respective second quarter periods, core business sales grew by approximately $8.2 million, or 11%. The segment had received approximately $340 million of funding from SRC for turnkey production of a Counter Improvised Explosive Device over the prior two fiscal years.

The company’s Garage Doors segment finished the quarter with results that were consistent with the sustained downturn in the housing market and were further impacted by the seasonal nature of the business. Although we anticipated that weaker residential construction markets would have a continuing effect on Garage Doors’ operating results, it has been difficult to gauge the duration and severity of the impact that weaker housing markets, particularly with respect to resale of existing houses, would have on this segment’s repair and renovate business. We believe that our market was further adversely impacted by weakness in the consumer credit markets. The segment’s management has been and will continue to focus on significant cost reduction programs including, but not limited to, reductions in force, reducing or eliminating certain sales and marketing programs and consolidating facilities where possible. Restructuring and other related charges approximated $697,000 in the second quarter of fiscal 2008. (See Note 10 to Notes to Condensed Consolidated Financial Statements.)

Specialty Plastic Films achieved mixed results compared to last year’s second quarter. Higher sales resulted primarily from the favorable impact of foreign exchange translation and a favorable product mix. However, operating income was unfavorably affected by lower unit volumes and higher resin costs. On average, resin costs in the second quarter increased approximately 31%, 14% and 9% in North America, Germany and Brazil, respectively, compared to last year. It is estimated that the effect of resin cost volatility had a negative impact on the segment’s operating results, when compared to the prior-year quarter, of approximately $5 million to $6 million.

A decline in Installation Services’ operating results was greater than anticipated due to the continuing effect of the weakness in the new home construction market. Certain operating units in the Installation Services segment were closed during the second quarter and the related assets are in the process of being liquidated. Results of operations related to the closed operating units of the Installation Services segment have been reflected as discontinued operations in the condensed consolidated statements of operations for all periods presented. Restructuring and other related charges, principally related to the exit activities of certain other operations, approximated $2.3 million in the second quarter of fiscal 2008. In May 2008, the company’s Board of Directors approved a plan to exit all operating activities of the Installation Services segment in 2008. As a result, the company presently estimates aggregate exit and disposal costs, including operating and intangible asset write-offs, to range between $30 million and $40 million for the remainder of fiscal 2008, of which $25 million to $35 million is estimated to be non-cash. (See Notes 9 and 10 to Notes to Condensed Consolidated Financial Statements.)

Discontinued operations

During the second quarter of fiscal 2008, the company’s management initiated a plan to exit certain markets within the Installation Services segment through the sale or disposition of business units. During the second quarter of fiscal 2008, certain operating units were closed and the related assets are in the process of being liquidated. The following amounts related to the disposition of these operating units have been segregated from the company’s continuing operations and are reported as assets and liabilities of discontinued operations in the condensed consolidated balance sheets:

	March 31,	September 30,
	2008	2007
Assets held for sale and assets of discontinued operations:
Current:
Accounts receivable, net	$2,555,000	$10,506,000
Inventories	2,847,000	7,210,000
Prepaid expenses and other current assets	840,000	1,005,000
Property, plant and equipment	180,000	371,000
Intangible assets and other	110,000	120,000
Total assets of discontinued operations	$6,532,000	$19,212,000
Liabilities of discontinued operations:
Current:
Accounts payable	$371,000	$1,491,000
Accrued liabilities	3,840,000	1,428,000
Total liabilities of discontinued operations	$4,211,000	$2,919,000

Results of operations related to the closure of certain operating units of the Installation Services segment have been reflected as discontinued operations in the condensed consolidated statements of operations for all periods presented. Net sales of such operating units of the Installation Services segment were $8,363,000 and $18,231,000 for the three months ended March 31, 2008 and 2007, respectively, and $21,267,000 and $39,558,000 for the six months ended March 31, 2008 and 2007, respectively.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Operating results (in thousands) by business segment from continuing operations were as follows for the three-month periods ended March 31:

			Segment
			Operating
	Net Sales		Profit (loss)
	2008	2007	2008	2007

Electronic Information and Communication Systems	$98,397	$124,164	$7,139	$12,430
Garage Doors	83,846	105,256	(8,575)	(4,564)
Specialty Plastic Films	114,675	99,730	5,200	4,934
Installation Services	25,998	44,044	(8,849)	(4,131)
Intersegment revenues	(2,569)	(4,054)	—	—
	$320,347	$369,140	$(5,085)	$8,669

Electronic Information and Communication Systems

Net sales of the Electronic Information and Communication Systems segment decreased $25.8 million, or 20.8%, compared to last year. The sales decrease was attributable to the conclusion of the primary SRC contracts in fiscal 2007. Partially offsetting this decrease was revenue growth of $8.2 million, or 11%, related to new and expanded programs.

Gross profit of the Electronic Information and Communication Systems segment decreased by $3.5 million compared to last year. Gross margin percentage increased to 19.8% from 18.5% last year, principally due to a favorable program mix, as the margin on the SRC contracts was lower than the average margin on other contracts. Selling, general and administrative (“SG&A”) expenses increased $1.7 million compared to last year and increased, as a percentage of sales, to 12.7% compared to 8.7% last year. The increase in SG&A is primarily due to expenditures associated with product engineering and enhancement, as well as increases in expenses related to certain sales and marketing related efforts. Operating profit of the Electronic Information and Communication Systems segment decreased $5.3 million, or 42.6%, principally due to the substantial revenue decline attributable to the primary SRC contracts noted above.

Garage Doors

Net sales of the Garage Doors segment decreased by $21.4 million, or 20.3%, compared to last year primarily due to the effects of the weak housing market. The sales decline was principally due to reduced unit volume ($22.3 million), offset partially by a decrease in customer returns and deductions ($.9 million). The segment reported declines in both its retail channel and dealer channel of approximately 18.0% and 21.6%, respectively.

Gross profit of the Garage Doors segment decreased by $4.5 million compared to last year. Gross margin percentage, however, increased to 25.0% from 24.2% last year, primarily due to the operating efficiencies derived from the closure of the Tempe, AZ facility and other headcount and cost reductions (1.1%), lower customer returns and deductions (.7%), partially offset by reduced sales volume and associated plant efficiency loss (1.0%). SG&A expenses were approximately $1.2 million lower than last year, primarily due to decreased freight costs and reduced administrative personnel and related costs. As a percentage of sales, SG&A increased to 34.2% from 28.4% last year due to the sales decrease. The operating loss of Garage Doors was further impacted by restructuring and other related charges related to cost reduction programs including, but not limited to, reductions in force, reducing or eliminating certain sales and marketing programs and consolidating facilities where possible. Restructuring and other related charges approximated $.7 million and consisted of the following: $.1 million in one-time termination benefits; and $.6 million in other associated costs. Operating loss of the Garage Doors segment increased by $4.0 million, or 87.9%, compared to last year.

Specialty Plastic Films

Net sales of the Specialty Plastic Films segment increased $14.9 million, or 15.0%, compared to last year. The increase was principally due to the favorable impact of exchange rates on translated foreign sales ($9.1 million), a favorable product mix, primarily in North America ($7.8 million), and the impact of increased selling prices due to the rising cost of resin ($1.8 million), partially offset by lower selling prices to a major customer associated with a multi-year contract and lower volumes in Europe ($3.8 million).

Gross profit of the Specialty Plastic Films segment decreased by $.9 million compared to last year. Gross margin percentage decreased to 13.5% from 16.4% last year.  The effect of higher resin costs not fully recovered in increased selling prices and lower unit volumes negatively affected margins by 7.3%. These gross margin percentage decreases were partially offset by a favorable product mix in North America and Brazil, favorably affecting margins by 4.4%. SG&A expenses were flat from last year and, as a percentage of sales, decreased to 10.3% from 11.8% last year due to the sales increase. Operating profit of the Specialty Plastic Films segment increased $.3 million, or 5.4%, compared to last year.

Installation Services

Net sales of the Installation Services segment decreased by $18.0 million, or 41.0%, compared to last year. The sales decrease was primarily due to lower housing starts in the new home construction market, particularly in this segment’s major markets in the South and West for which housing starts have reportedly declined approximately 29% and 34%, respectively, as well as internal downsizing activities. Sales decreased approximately 40% in the West, primarily in the Las Vegas and Phoenix markets. These sales were further affected by increased competitive pressures.

Gross profit of the Installation Services segment decreased by $4.5 million compared to last year. Gross margin percentage increased to 21.2% from 18.9% last year, primarily driven by a favorable product mix. SG&A expenses decreased approximately $2.6 million from last year, and as a percentage of sales, increased to 38.9% compared to 25.6% last year. Such decreases were due primarily to decreases in distribution and selling expenses related to sales decreases and reductions in personnel and related costs. Restructuring and other related charges were $2.3 million and consisted of the following: $1.3 million in one-time termination benefits; $.3 million in excess facilities/lease termination costs; and $.7 million in other associated costs. Operating loss for the Installation Services segment increased by $4.7 million, or 114.2%, compared to last year.

Provision (benefit) for income taxes

The company’s effective tax rate in the second quarter of fiscal 2008 was approximately 4%, compared to 40% last year. The rate change was principally due to differences in the mix of foreign earnings and related taxes included in the calculation of the estimated annual effective tax rate for fiscal 2008 compared to the prior year.

SIX MONTHS ENDED MARCH 31, 2008 AND 2007

Operating results (in thousands) by business segment were as follows for the six-month periods ended March 31:

			Segment
			Operating
	Net Sales		Profit (loss)
	2008	2007	2008	2007

Electronic Information and Communication Systems	$174,257	$254,014	$12,622	$25,351
Garage Doors	194,892	233,895	(9,742)	(543)
Specialty Plastic Films	221,073	203,385	10,406	9,279
Installation Services	65,315	99,653	(12,284)	(4,796)
Intersegment revenues	(6,696)	(8,819)	—	—
	$648,841	$782,128	$1,002	$29,291

Electronic Information and Communication Systems

Net sales of the Electronic Information and Communication Systems segment decreased $79.8 million, or 31.4%, compared to last year. The sales decrease was attributable to the conclusion of the primary SRC contracts in fiscal 2007. Partially offsetting this decrease was revenue growth of $17.4 million, or 13%, related to new and expanded programs.

Gross profit of the Electronic Information and Communication Systems segment decreased by $9.1 million compared to last year. Gross margin percentage increased to 20.4% from 17.6% last year, principally due to a favorable program mix, as the margin on the SRC contracts was lower than the average margin on other contracts. SG&A expenses increased $3.5 million compared to last year and increased, as a percentage of sales, to 13.4% compared to 7.8% last year. The increase in SG&A is primarily due to expenditures associated with product engineering and enhancement, as well as increases in expenses related to certain sales and marketing related efforts. Operating profit of the Electronic Information and Communication Systems segment decreased $12.7 million, or 50.2%, principally due to the substantial revenue decline attributable to the primary SRC contracts noted above.

Garage Doors

Net sales of the Garage Doors segment decreased by $39.0 million, or 16.7%, compared to last year primarily due to the effects of the weak housing market. The sales decline was principally due to reduced unit volume ($39.5 million), offset partially by a decrease in customer returns and deductions ($.5 million). The segment reported declines in both its retail channel and dealer channel of approximately 14.0% and 18.2%, respectively.

Gross profit of the Garage Doors segment decreased by $9.8 million compared to last year. Gross margin percentage, however, increased to 26.3% from 26.1% last year, primarily due to the operating efficiencies derived from the closure of the Tempe, AZ facility and other headcount and cost reductions (1%), lower customer returns and deductions (.2%), partially offset by reduced sales volume and associated plant efficiency loss (1%). SG&A expenses were approximately $2.6 million lower than last year, primarily due to decreased freight costs and reduced administrative personnel and related costs. As a percentage of sales, SG&A increased to 30.2% from 26.2% last year due to the sales decrease. The operating loss of Garage Doors was further impacted by restructuring and other related charges related to cost reduction programs including, but not limited to, reductions in force, reducing or eliminating certain sales and marketing programs and consolidating facilities where possible. Restructuring and other related charges approximated $2.4 million and consisted of the following: $.5 million in one-time termination benefits; and $1.9 million in other associated costs. Operating loss of the Garage Doors segment increased by $9.2 million compared to last year.

Specialty Plastic Films

Net sales of the Specialty Plastic Films segment increased $17.7 million, or 8.7%, compared to last year. The increase was principally due to the favorable impact of exchange rates on translated foreign sales ($16.1 million), a favorable product mix, primarily in North America ($9.5 million), and the impact of increased selling prices due to the rising cost of resin ($2.9 million), partially offset by lower selling prices to a major customer associated with a multi-year contract and lower volumes in Europe ($10.8 million).

Gross profit of the Specialty Plastic Films segment decreased by $.7 million compared to last year. Gross margin percentage decreased to 14.4% from 16.0% last year.  The effect of higher resin costs not fully recovered in increased selling prices and lower unit volumes negatively affected margins by 5.9%. These gross margin percentage decreases were partially offset by a favorable product mix in North America and Brazil, favorably affecting margins by 4.3%. SG&A expenses decreased $1.5 million from last year and, as a percentage of sales, decreased to 10.4% from 12.0% last year due to the sales increase. Operating profit of the Specialty Plastic Films segment increased $1.1 million, or 12.1%, compared to last year.

Installation Services

Net sales of the Installation Services segment decreased by $34.3 million, or 34.5%, compared to last year. The sales decrease was primarily due to lower housing starts in the new home construction market, particularly in this segment’s major markets in the South and West for which housing starts have reportedly declined approximately 28% and 34%, respectively, as well as internal downsizing activities. Sales decreased approximately 40% in the West, primarily in Las Vegas and Phoenix markets. These sales were further affected by the loss of a major customer and increased competitive pressures.

Gross profit of the Installation Services segment decreased by $7.6 million compared to last year. Gross margin percentage increased to 21.1% from 18.6% last year, primarily driven by a favorable product mix. SG&A expenses decreased approximately $2.4 million from last year, and as a percentage of sales, increased to 32.7% compared to 22.0% last year. Such decreases were due primarily to decreases in distribution and selling expenses related to sales decreases and reductions in personnel and related costs. Restructuring and other related charges were $2.3 million and consisted of the following: $1.3 million in one-time termination benefits; $.3 million in excess facilities/lease termination costs; and $.7 million in other associated costs. Operating loss for the Installation Services segment increased by $7.5 million, or 156.1%, compared to last year.

Provision (benefit) for income taxes

The company’s effective tax rate in the six months ended March 31, 2008 was approximately 4%, compared to 40% last year. The rate change was principally due to differences in the mix of foreign earnings and related taxes included in the calculation of the estimated annual effective tax rate for fiscal 2008 compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated by operations for the six-month period ended March 31, 2008 was $28.9 million compared to $19.3 million last year and working capital was $313.4 million at March 31, 2008.  Operating cash flows were principally the result of decreased accounts receivable.

During the six months ended March 31, 2008, the company had capital expenditures of approximately $12.1 million.

During the six months ended March 31, 2008, the company used cash from financing activities of $26.4 million, primarily due to payments made on long-term debt of $26.7 million, net of refinancing its credit facility on March 31, 2008 (see below). Financing cash flows also included treasury stock purchases of $579,000 to acquire approximately 41,000 shares of the company’s common stock. Approximately 1.4 million shares of common stock are available for purchase pursuant to the company’s stock buyback program, and additional purchases under the plan or a 10b5-1 plan may be made, depending upon market conditions and other factors, at prices deemed appropriate by management.

On March 31, 2008, Telephonics Corporation, a wholly-owned subsidiary of the company, entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which the lenders agreed to provide the Borrower with a five-year, revolving credit facility of $100 million. Commitments under the Credit Agreement may be increased by up to an additional $50 million under certain circumstances. Borrowings under the Credit Agreement bear interest at rates based upon LIBOR or the prime rate and are collateralized by the stock and assets of the Borrower and the stock of Telephonics’ subsidiaries pursuant to a Guarantee and Collateral Agreement made by Gritel Holding Co., Inc., a newly-formed subsidiary of the company, and Telephonics in favor of the lenders. The Credit Agreement contains certain restrictive and financial covenants. Upon the occurrence of certain events of default specified in the Credit Agreement, amounts due under the Credit Agreement may be declared immediately due and payable.

Proceeds of a $50 million draw under this facility, together with internal cash of the company, were used to repay $62.5 million of outstanding debt under the company’s Amended and Restated Credit Agreement, dated as of December 20, 2006, as amended, among the company, Telephonics, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, at which time such Amended and Restated Credit Agreement was terminated.

The company expects to enter into senior secured credit facility for its other principal wholly-owned subsidiary, Clopay Corporation, in the third quarter.

The company has outstanding $130 million of 4% convertible subordinated notes due 2023 (the “Notes”). Holders of the Notes may require the company to repurchase all or a portion of their Notes on July 18, 2010, 2013 and 2018, and upon a change in control.

In May 2008, the company’s Board of Directors approved a plan to exit all operating activities of the Installation Services segment in 2008. As a result, the company presently estimates aggregate exit and disposal costs, including operating and intangible asset write-offs, to range between $30 million and $40 million for the remainder of fiscal 2008, of which $25 million to $35 million is estimated to be non-cash.

Anticipated cash flows from operations, together with existing cash, bank lines of credit and lease line availability, should be adequate to finance presently anticipated working capital and capital expenditure requirements and to repay long-term debt as it matures.

CRITICAL ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

The company’s significant accounting policies are set forth in Note 1 of Notes to Consolidated Financial Statements in the company’s Annual Report on Form 10-K for the year ended September 30, 2007. A discussion of those policies that require management judgment and estimates and are most important in determining the company’s operating results and financial condition are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2007 Annual Report.  The Financial Accounting Standards Board issues, from time to time, new financial accounting standards, staff positions and emerging issues task force consensus.  See Note 8 of Notes to Condensed Consolidated Financial Statements for a discussion of these matters.

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in this report, including without limitation statements regarding the company’s financial position, business strategy, and the plans and objectives of the company’s management for future operations, are forward-looking statements.  When used in this report, words such as “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as they relate to the company or its management, identify forward-looking statements.  Such forward-looking statements are based on the beliefs of the company’s management, as well as assumptions made by and information currently available to the company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including, but not limited to, business, financial market and economic conditions, including, but not limited to, the credit market, the housing market, results of integrating acquired businesses into existing operations, competitive factors and pricing pressures for resin and steel, and capacity and supply constraints. Such statements reflect the views of the company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the company as previously disclosed in the company’s Annual Report on Form 10-K for the year ended September 30, 2007 in response to Item 1A to Part I of Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements. The company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

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

In May 2008, the company’s Board of Directors approved a plan to exit all operating activities of the Installation Services segment in 2008. As a result, the company presently estimates aggregate exit and disposal costs, including operating and intangible asset write-offs, to range between $30 million and $40 million for the remainder of fiscal 2008, of which $25 million to $35 million is estimated to be non-cash. There can be no assurance that the company will be able to exit these operating activities in accordance with the time frame established in its plan or not exceed the estimates for aggregate exit and disposal costs. Other than the foregoing, there have been no material changes from the risk factors disclosed in Item 1A to Part I in the company’s Annual Report on Form 10-K for the year ended September 30, 2007.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3	Defaults upon Senior Securities
None

Item 4	Submission of Matters to a Vote of Security Holders

(a) The Registrant held its Annual Meeting of Stockholders on February 6, 2008.

(b)     Five directors in Class I were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2011. Two directors in Class II were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2009. The names of these directors and votes cast in favor of their election and shares withheld are as follows:

Name	Votes For	Votes Withheld
Class I
Bertrand M. Bell	16,582,852	10,551,789
Rear Admiral Robert G. Harrison	16,625,349	10,509,292
Ronald J. Kramer	25,061,706	2,072,935
Martin S. Sussman	25,056,680	2,077,961
Joseph J. Whalen	25,085,785	2,048,856
Class II
Lieutenant General Gordon E. Fornell	25,127,887	2,006,754
James A. Mitarotonda	25,190,231	1,944,410

The seven other directors whose term of office continued after the Annual Meeting are as follows:
Henry A. Alpert
Harvey R. Blau
Blaine V. Fogg
Rear Admiral Clarence A. Hill, Jr.
General Donald J. Kutyna
Lieutenant General James W. Stansberry
William H. Waldorf

(c) (i) An amendment to the company’s Certificate of Incorporation to reduce the shareholder supermajority vote requirement of Article Twelfth to a majority vote requirement was approved at the Annual Meeting as follows:

Votes For	Votes Against	Broker Non-votes	Shares Abstained
25,929,924	907,530	—	297,186

(ii) The company’s amendment to the 2006 Equity Incentive Plan to increase the number of shares of common stock available for grant under the plan by 300,000 shares was approved at the Annual Meeting as follows:

Votes For	Votes Against	Broker Non-votes	Shares Abstained
19,919,564	1,767,954	5,163,232	283,893

(iii) Ratification of the selection by the Audit Committee of Grant Thornton LLP to serve as the independent registered public accounting firm for fiscal 2008 was approved at the Annual Meeting as follows:

Votes For	Votes Against	Broker Non-votes	Shares Abstained
26,621,998	181,806	—	330,837

(d) Not applicable.

Item 5	Other Information
None

Item 6	Exhibits
Exhibit 3.1 - Certificate of Amendment of the Certificate of Incorporation of Griffon Corporation (attached hereto).

Exhibit 10.1 - 2006 Equity Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended December 31, 2007).

Exhibit 10.2 - Employment Agreement, dated March 16, 2008, between the Registrant and Ronald J. Kramer (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated March 16, 2008).

Exhibit 10.3 - Credit Agreement, dated as of March 31, 2008, among Telephonics Corporation, Gritel Holding Co., Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated March 31, 2008).

Exhibit 10.4 - Guarantee and Collateral Agreement, dated as of March 31, 2008, made by Gritel Holding Co., Inc. and Telephonics Corporation in favor of JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated March 31, 2008).

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

GRIFFON CORPORATION

By: /s/ Patrick L. Alesia
Patrick L. Alesia
Vice President, Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer)

Date:  May 12, 2008

EXHIBIT INDEX

Exhibit 3.1 -	Exhibit 3.1 - Certificate of Amendment of the Certificate of Incorporation of Griffon Corporation.

Exhibit 10.1 -	2006 Equity Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended December 31, 2007).

Exhibit 10.2 -	Employment Agreement, dated March 16, 2008, between the Registrant and Ronald J. Kramer (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated March 16, 2008).

Exhibit 10.3 -

Credit Agreement, dated as of March 31, 2008, among Telephonics Corporation, Gritel Holding Co., Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated March 31, 2008).

Exhibit 10.4 -

Guarantee and Collateral Agreement, dated as of March 31, 2008, made by Gritel Holding Co., Inc. and Telephonics Corporation in favor of JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated March 31, 2008).

Exhibit 31.1 -	Certification pursuant to Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 -	Certification pursuant to Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

Exhibit 32 -	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.