Form 10-Q
period 2008-06-30
GRIFFON CORP
filed 2008-08-11
CIK 50725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐   Yes     ☒    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 30,186,433 shares of Common Stock as of July 31, 2008.

FORM 10-Q

Part I – Financial Information

Item 1 – Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2008	September 30, 2007
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$47,039,000	$44,747,000

Accounts receivable, less allowance for doubtful accounts of $5,871,000 at June 30, 2008 and $4,392,000 at September 30, 2007	166,141,000	172,333,000

Contract costs and recognized income not yet billed	68,050,000	77,184,000

Inventories, net	165,280,000	143,962,000

Prepaid expenses and other current assets	66,427,000	47,670,000

Assets of discontinued operations	16,139,000	62,897,000

Total current assets	529,076,000	548,793,000

PROPERTY, PLANT AND EQUIPMENT, at cost, net of accumulated depreciation and amortization of $286,979,000 at June 30, 2008 and $249,602,000 at September 30, 2007	258,953,000	230,232,000

OTHER ASSETS:
Costs in excess of fair value of net assets of businesses acquired, net	117,517,000	108,417,000
Intangible assets and other	64,779,000	58,818,000
	182,296,000	167,235,000

ASSETS OF DISCONTINUED OPERATIONS	5,435,000	13,598,000
	$975,760,000	$959,858,000

See notes to condensed consolidated financial statements.

	June 30, 2008	September 30, 2007

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Notes payable and current portion of long-term debt	$2,944,000	$3,392,000
Accounts payable	118,292,000	99,007,000
Accrued liabilities	63,650,000	60,764,000
Income taxes	1,720,000	14,153,000
Liabilities of discontinued operations	15,560,000	17,287,000
Total current liabilities	202,166,000	194,603,000

LONG-TERM DEBT	231,740,000	229,438,000

OTHER LIABILITIES AND DEFERRED CREDITS	71,727,000	62,429,000

LIABILITIES OF DISCONTINUED OPERATIONS	10,135,000	6,449,000
Total liabilities and deferred credits	515,768,000	492,919,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.25 per share, authorized 3,000,000 shares, no shares issued	—	—
Common stock, par value $.25 per share, authorized 85,000,000 shares, issued 42,626,448 shares and 42,328,821 shares at June 30, 2008 and September 30, 2007, respectively	10,657,000	10,582,000
Capital in excess of par	182,749,000	180,022,000
Retained earnings	423,970,000	461,163,000
Treasury shares, at cost, 12,440,015 common shares and 12,399,115 common shares at June 30, 2008 and September 30, 2007, respectively	(213,310,000)	(212,731,000)
Accumulated other comprehensive income	57,164,000	29,522,000
Deferred compensation	(1,238,000)	(1,619,000)
Total shareholders’ equity	459,992,000	466,939,000
	$975,760,000	$959,858,000

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED JUNE 30,
	2008	2007

Net sales	$322,267,000	$337,194,000
Cost of sales	248,887,000	264,236,000

Gross profit	73,380,000	72,958,000

Selling, general and administrative expenses	62,739,000	61,045,000
Restructuring and other related charges	180,000	79,000
Total operating expenses	62,919,000	61,124,000

Income from operations	10,461,000	11,834,000

Other income (expense):
Interest expense	(2,399,000)	(3,223,000)
Interest income	276,000	534,000
Other, net	946,000	1,118,000
	(1,177,000)	(1,571,000)
Income from continuing operations before income taxes	9,284,000	10,263,000
Provision (benefit) for income taxes	(72,000)	4,118,000
Income from continuing operations before discontinued operations	9,356,000	6,145,000
Discontinued operations:
Loss from operations of the discontinued Installation Services business (including a loss on disposal of $23,324,000 for the three-month period ended June 30, 2008)	(28,113,000)	(2,863,000)
Income tax benefit	(8,957,000)	(1,115,000)
Loss from discontinued operations	(19,156,000)	(1,748,000)
Net income (loss)	$(9,800,000)	$4,397,000

Basic earnings (loss) per share:
Continuing operations	$.31	$.21
Discontinued operations	(.64)	(.06)
	$(.33)	$.15
Diluted earnings (loss) per share:
Continuing operations	$.31	$.20
Discontinued operations	(.64)	(.06)
	$(.33)	$.14

Weighted-average shares outstanding – basic	30,062,000	29,977,000
Weighted-average shares outstanding – diluted	30,261,000	31,032,000

See notes to condensed consolidated financial statements.

	NINE MONTHS ENDED JUNE 30,
	2008	2007

Net sales	$915,640,000	$1,032,319,000
Cost of sales	720,052,000	816,574,000

Gross profit	195,588,000	215,745,000

Selling, general and administrative expenses	182,273,000	179,900,000
Restructuring and other related charges	2,572,000	79,000
Total operating expenses	184,845,000	179,979,000

Income from operations	10,743,000	35,766,000

Other income (expense):
Interest expense	(8,600,000)	(9,219,000)
Interest income	1,756,000	1,906,000
Other, net	2,525,000	2,294,000
	(4,319,000)	(5,019,000)
Income from continuing operations before income taxes	6,424,000	30,747,000
Provision (benefit) for income taxes	(325,000)	12,625,000
Income from continuing operations before discontinued operations	6,749,000	18,122,000
Discontinued operations:
Loss from operations of the discontinued Installation Services business (including a loss on disposal of $36,213,000 for the nine-month period ended June 30, 2008)	(52,336,000)	(8,292,000)
Income tax benefit	(13,063,000)	(3,287,000)
Loss from discontinued operations	(39,273,000)	(5,005,000)
Net income (loss)	$(32,524,000)	$13,117,000

Basic earnings (loss) per share:
Continuing operations	$.23	$.61
Discontinued operations	(1.31)	(.17)
	$(1.08)	$.44
Diluted earnings (loss) per share:
Continuing operations	$.22	$.58
Discontinued operations	(1.30)	(.16)
	$(1.08)	$.42

Weighted-average shares outstanding – basic	30,057,000	29,959,000
Weighted-average shares outstanding – diluted	30,229,000	31,089,000

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED JUNE 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES – CONTINUING OPERATIONS:
Net income (loss)	$(32,524,000)	$13,117,000
Loss from discontinued operations – net of taxes	39,273,000	5,005,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
Depreciation and amortization	32,225,000	29,474,000
Stock-based compensation	2,012,000	1,884,000
Provision for losses on accounts receivable	447,000	121,000
Write-off of unamortized deferred financing costs	495,000	—
Deferred income taxes	874,000	1,003,000
Change in assets and liabilities:
Decrease in accounts receivable and contract costs and recognized income not yet billed	17,650,000	7,165,000
Increase in inventories	(18,746,000)	(3,446,000)
Increase in prepaid expenses and other assets	(18,231,000)	(735,000)
Increase (decrease) in accounts payable, accrued liabilities and income taxes payable	29,327,000	(40,504,000)
Other changes, net	(3,260,000)	(311,000)
	82,066,000	(344,000)
Net cash provided by operating activities – continuing operations	49,542,000	12,773,000
CASH FLOWS FROM INVESTING ACTIVITIES – CONTINUING OPERATIONS:
Acquisition of property, plant and equipment	(49,101,000)	(23,027,000)
Acquisition of business	(1,829,000)	(817,000)
Proceeds from sale of investment	1,000,000	—
Decrease (increase) in equipment lease deposits	3,235,000	(4,597,000)
Funds restricted for capital projects	—	(4,471,000)
Net cash used in investing activities – continuing operations	(46,695,000)	(32,912,000)
CASH FLOWS FROM FINANCING ACTIVITIES – CONTINUING OPERATIONS:
Purchase of shares for treasury	(579,000)	(3,287,000)
Proceeds from issuance of long-term debt	84,600,000	47,891,000
Payments of long-term debt	(82,130,000)	(7,449,000)
Decrease in short-term borrowings	(896,000)	(6,132,000)
Financing costs	(2,779,000)	—
Exercise of stock options	—	2,563,000
Tax benefit from restricted stock vesting and exercise of stock options	909,000	685,000
Other, net	(879,000)	(1,315,000)
Net cash provided by (used in) financing activities – continuing operations	(1,754,000)	32,956,000
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by (used in) operating activities	(3,842,000)	17,046,000
Net cash provided by (used in) investing activities	3,928,000	(16,923,000)
Net cash provided by discontinued operations	86,000	123,000
Effect of exchange rate changes on cash and cash equivalents	1,113,000	695,000
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,292,000	13,635,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	44,747,000	22,389,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$47,039,000	$36,024,000

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED JUNE 30, 2008

(Unaudited)

	COMMON STOCK		CAPITAL IN EXCESS OF	RETAINED	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE	DEFERRED		COMPREHENSIVE
	SHARES	PAR VALUE	PAR VALUE	EARNINGS	SHARES	COST	INCOME	COMPENSATION	Total	INCOME
Balances, October 1, 2007	42,328,821	$10,582,000	$180,022,000	$461,163,000	12,399,115	$(212,731,000)	$29,522,000	$(1,619,000)	$466,939,000
Foreign currency translation adjustment	—	—	—	—	—	—	27,642,000	—	27,642,000	$27,642,000
Net loss	—	—	—	(32,524,000)	—	—	—	—	(32,524,000)	(32,524,000)
Comprehensive income (loss)										$(4,882,000)
Amortization of deferred compensation	—	—	—	—	—	—	—	309,000	309,000
Purchase of treasury shares	—	—	—	—	40,900	(579,000)	—	—	(579,000)
Stock-based compensation	—	—	1,940,000	—	—	—	—	72,000	2,012,000
Issuance of deferred shares	275,000	69,000	—	—	—	—	—	—	69,000
Tax benefit from vesting of restricted stock	—	—	909,000	—	—	—	—	—	909,000
Impact of the adoption of FIN 48	—	—	—	(4,669,000)	—	—	—	—	(4,669,000)
Other	22,627	6,000	(122,000)		—	—	—	—	(116,000)
Balances, June 30, 2008	42,626,448	$10,657,000	$182,749,000	$423,970,000	12,440,015	$(213,310,000)	$57,164,000	$(1,238,000)	$459,992,000

See notes to condensed consolidated financial statements.

GRIFFON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Griffon Corporation (the “company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three-month and nine-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008. The condensed consolidated balance sheet at September 30, 2007 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended September 30, 2007.

Certain amounts in the condensed consolidated financial statements at September 30, 2007 have been reclassified to conform to the current period’s presentation.

(2) Inventories

Inventories, stated at the lower of cost (first-in, first-out or average) or market, are comprised of the following:

	June 30,	September 30,
	2008	2007
Finished goods	$46,086,000	$48,352,000
Work in process	76,022,000	52,404,000
Raw materials and supplies	43,172,000	43,206,000
	$165,280,000	$143,962,000

(3) Long-term debt

On June 24, 2008, Clopay Building Products Company, Inc. (“BPC”) and Clopay Plastic Products Company, Inc. (“PPC”), each a wholly-owned subsidiary of the company, entered into a credit agreement for their domestic operations with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which the lenders agreed to provide a five-year, senior secured revolving credit facility of $100 million. Availability under the credit facility is based upon certain eligible accounts receivable, inventory, cash and cash equivalents and property, plant and equipment. Borrowings under the credit agreement bear interest at rates based upon LIBOR or the prime rate and are collateralized by the stock and assets of BPC and PPC and the stock of their subsidiaries. The credit agreement contains certain restrictive and financial covenants, certain of which are only subject to compliance if borrowing availability falls below a certain level. Upon the occurrence of certain events of default specified in the credit agreement, amounts due under the credit agreement may be declared immediately due and payable.

Proceeds of a $33 million initial draw under this facility were primarily used to refinance existing maturing lease obligations for certain property, plant and equipment.

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

Proceeds of a $50 million initial draw under this facility, together with internal cash of the company, were used to repay $62.5 million of outstanding debt under the company’s Amended and Restated Credit Agreement, dated as of December 20, 2006, as amended, among the company, Telephonics, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, at which time such Amended and Restated Credit Agreement was terminated.

(4) Commitments and Contingencies

On March 16, 2008, Harvey R. Blau notified the company of his intention to retire from his position as Chief Executive Officer of the company effective as of April 1, 2008. Mr. Blau remains as non-executive Chairman of the Board of Directors and, pursuant to the terms of his employment agreement, a consultant to the company.

On March 16, 2008, the Company entered into an Employment Agreement (the “Employment Agreement”) with Ronald J. Kramer, pursuant to which he became the Chief Executive Officer of the company effective April 1, 2008 (the “Commencement Date”). Mr. Kramer has been a director of the company since 1993 and Vice Chairman of the Board since November 2003, which positions he has retained. Mr. Kramer is the son-in-law of Mr. Blau.

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

On the Commencement Date, Mr. Kramer received a restricted stock grant of 250,000 shares of common stock, and on or shortly after October 1, 2008 and October 1, 2009, Mr. Kramer shall receive restricted stock grants of 75,000 shares of common stock and 25,000 shares of common stock, respectively, each vesting three years after the Commencement Date. On or shortly after October 1, 2008, Mr. Kramer shall also receive a ten-year option to purchase 350,000 shares of common stock at an exercise price equal to the greater of $20 per share or the fair market value of the common stock on the date of grant, vesting in three equal installments on each anniversary of the Commencement Date. All equity awards shall immediately vest in the event of termination of Mr. Kramer’s employment without Cause, if he leaves for Good Reason, or upon his death, Disability or a Change in Control (as such terms are defined in the Employment Agreement).

(5) Earnings (loss) per share (EPS)

                Basic EPS is calculated by dividing income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income (loss) by the weighted-average number of shares of common stock outstanding plus additional common shares that could be issued in connection with potentially dilutive securities. Holders of the company’s 4% convertible subordinated notes are entitled to convert their notes into the company’s common stock upon the occurrence of certain events described in Note 2 of Notes to Consolidated Financial Statements in the company’s Annual Report on Form 10-K for the year ended September 30, 2007. Basic and diluted EPS for the three and nine-month periods ended June 30, 2008 and 2007 were determined using the following information:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Income from continuing operations available to common stockholders	$9,356,000	$6,145,000	$6,749,000	$18,122,000

Weighted-average shares outstanding - basic	30,062,000	29,977,000	30,057,000	29,959,000
Incremental shares from
stock-based compensation	199,000	1,055,000	172,000	1,101,000
Incremental shares from 4% convertible notes	—	—	—	29,000
Weighted-average shares outstanding – diluted	30,261,000	31,032,000	30,229,000	31,089,000

At June 30, 2008 and 2007 and during the three-month and nine-month periods ended June 30, 2008 and 2007, there were outstanding stock options whose exercise prices were higher than the average market values of the underlying common stock for the period. These options are antidilutive and are excluded from the computation of income per share. The antidilutive stock options outstanding were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007

Antidilutive stock options	1,766,000	115,000	1,766,000	115,000

(6) Business segments

              The company’s reportable business segments are as follows: Electronic Information and Communication Systems (communication and information systems for government and commercial markets); Garage Doors (manufacture and sale of residential and commercial/industrial garage doors and related products); and Specialty Plastic Films (manufacture and sale of plastic films and film laminates for baby diapers, adult incontinence care products, disposable surgical and patient care products and plastic packaging). The company’s Installation Services segment (sale and installation of building products primarily for new construction, such as garage doors, garage door openers, manufactured fireplaces and surrounds, appliances, flooring and cabinets) has been reflected as discontinued operations in the condensed consolidated financial statements for all periods presented and, accordingly, is excluded from segment disclosures.

Information on the company’s business segments is as follows:

		Electronic
		Information
		and		Specialty
		Communication	Garage	Plastic
	Totals	Systems	Doors	Films
Revenues from external customers -

Three months ended
June 30, 2008	$322,267,000	$88,251,000	$112,869,000	$121,147,000
June 30, 2007	337,194,000	120,553,000	119,793,000	96,848,000
Nine months ended
June 30, 2008	$915,640,000	$262,508,000	$310,912,000	$342,220,000
June 30, 2007	1,032,319,000	374,567,000	357,519,000	300,233,000

Revenues on sales to discontinued operations -

Three months ended
June 30, 2008	$1,788,000	$—	$1,788,000	$—
June 30, 2007	4,280,000	—	4,280,000	—
Nine months ended
June 30, 2008	$8,484,000	$—	$8,484,000	$—
June 30, 2007	13,099,000	—	13,099,000	—

Segment profit (loss) -

Three months ended
June 30, 2008	$16,931,000	$9,173,000	$2,252,000	$5,506,000
June 30, 2007	17,314,000	9,951,000	4,506,000	2,857,000
Nine months ended
June 30, 2008	$29,582,000	$21,795,000	$(8,069,000)	$15,856,000
June 30, 2007	51,465,000	35,302,000	4,027,000	12,136,000

Following is a reconciliation of segment profit to amounts reported in the condensed consolidated financial statements:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Profit for all segments	$16,931,000	$17,314,000	$29,582,000	$51,465,000
Unallocated amounts	(5,524,000)	(4,362,000)	(16,314,000)	(13,405,000)
Interest income and expense	(2,123,000)	(2,689,000)	(6,844,000)	(7,313,000)
Income from continuing operations before income taxes	$9,284,000	$10,263,000	$6,424,000	$30,747,000

Unallocated amounts include general corporate expenses not attributable to any reportable segment. Goodwill at June 30, 2008 includes $18.6 million attributable to the Electronic Information and Communication Systems segment, $12.9 million attributable to the Garage Doors segment and $86.0 million attributable to the Specialty Plastic Films segment. The change in goodwill from September 30, 2007 was primarily due to Specialty Plastic Films’ foreign currency translation adjustments. In December 2007, the Electronic Information and Communication Systems segment acquired certain assets and assumed certain liabilities of a video surveillance systems integration business. The purchase price was approximately $1.75 million in cash plus performance-based cash payments over a three-year period of up to $1.75 million. The purchase price has been preliminarily allocated to intangible assets.

(7) Comprehensive income (loss) and defined benefit pension expense

Comprehensive income (loss), which consists of net income (loss) and foreign currency translation adjustments, was $(4.5) million and $9.4 million for the three-month periods ended June 30, 2008 and 2007, respectively, and was $(4.9) million and $28.8 million for the nine-month periods ended June 30, 2008 and 2007, respectively.

Defined benefit pension expense was recognized as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Service cost	$137,000	$312,000	$518,000	$936,000
Interest cost	1,001,000	932,000	3,003,000	2,796,000
Expected return on plan assets	(520,000)	(449,000)	(1,560,000)	(1,347,000)
Amortization of net actuarial loss	239,000	628,000	717,000	1,884,000
Amortization of prior service cost	84,000	80,000	252,000	240,000
	$941,000	$1,503,000	$2,930,000	$4,509,000

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for the company as of October 1, 2008. The company is currently evaluating the impact that the adoption of SFAS 159 will have on its results of operations and financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). The purpose of issuing the statement is to replace current guidance in SFAS 141 to better represent the economic value of a business combination transaction. The changes to be effected with SFAS 141R from the current guidance include, but are not limited to: (1) acquisition costs will be recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired measured at their fair value; all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. The company anticipates that the adoption of SFAS 141R will have an impact on the way in which business combinations will be accounted for compared to current practice. SFAS 141R will be effective for any business combinations that occur after October 1, 2009.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133” (“SFAS 161”). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b)derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and(c)derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for the company as of January 1, 2009. The company is currently evaluating the impact that the adoption of SFAS 161 will have on its financial statements and disclosures.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the company’s financial statements.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1 (“APB 14-1”). APB 14-1 specifies that issuers of convertible debt instruments that permit or require the issuer to pay cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The company will need to apply the guidance retrospectively to all past periods presented, even to instruments that have matured, converted, or otherwise been extinguished as of the effective date. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The company is currently evaluating the impact that the adoption of APB 14-1 will have on its financial statements and disclosures.

(9) Discontinued operations

As a result of the downturn in the residential housing market and the impact on the Installation Services segment, the company’s management initiated a plan during the second quarter of fiscal 2008 to exit certain markets within the Installation Services segment through the sale or disposition of business units. In that quarter, the company closed three units. In May 2008, the company’s Board of Directors approved a plan to exit substantially all operating activities of the Installation Services segment in 2008. In the third quarter of fiscal 2008, the company sold nine units to one buyer, closed one unit and merged two units into its Garage Doors segment. In August 2008, the company entered into an agreement to sell its two remaining units in Phoenix and Las Vegas that is expected to close in the fiscal fourth quarter.

The company determined that there was an impairment of the goodwill and intangible assets associated with the Installation Services segment and recorded an impairment charge of approximately $11.4 million during the quarter ended June 30, 2008 to completely write-off these assets.

Net sales of the Installation Services’ operating units were $22.6 million and $61.5 million for the three months ended June 30, 2008 and 2007, respectively, and $99.4 million and $188.1 million for the nine months ended June 30, 2008 and 2007, respectively.

The following amounts related to the Installation Services segment have been segregated from the company’s continuing operations and are reported as assets and liabilities of discontinued operations in the condensed consolidated balance sheets:

	June 30, 2008		September 30, 2007
	Current	Long-term	Current	Long-term
Assets of discontinued operations:
Accounts receivable	$10,566,000	$—	$38,007,000	$—
Inventories	2,550,000	—	17,813,000	—
Prepaid expenses and other current assets	1,566,000	—	3,219,000	—
Property and equipment	1,294,000	—	3,217,000	—
Goodwill	—	—	—	6,339,000
Intangible and other assets	163,000	5,435,000	641,000	7,259,000
Total assets of discontinued operations	$16,139,000	$5,435,000	$62,897,000	$13,598,000
Liabilities of discontinued operations:
Accounts payable and accrued liabilities	$15,560,000	$—	$17,287,000	$—
Other liabilities	—	10,135,000	—	6,449,000
Total liabilities of discontinued operations	$15,560,000	$10,135,000	$17,287,000	$6,449,000

(10) Restructuring and other related charges

As a result of the downturn in the residential housing market and the impact on the Garage Doors segment, the company initiated plans to restructure its operations. This restructuring program includes workforce reductions, closure or consolidation of excess facilities and other charges. The company began its restructuring initiative in the latter part of fiscal 2007 with the closure of its Tempe, AZ manufacturing facility.

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

A summary of the restructuring and other related charges recognized for the three fiscal quarters ended June 30, 2008 are as follows:

	Workforce Reduction	Excess Facilities	Other Exit Costs	Total
Amounts incurred in:
Quarter ended December 31, 2007	$393,000	$—	$1,298,000	$1,691,000
Quarter ended March 31, 2008	107,000	—	594,000	701,000
Quarter ended June 30, 2008	147,000	(11,000)	44,000	180,000
Cumulative amount for the nine months ended June 30, 2008	$647,000	$(11,000)	$1,936,000	$2,572,000

At June 30, 2008, the accrued liability associated with the restructuring and other related charges consisted of the following:

	Workforce Reduction	Excess Facilities	Other Exit Costs	Total
Fiscal 2007:
Accrued liability at September 30, 2007	$639,000	$727,000	$177,000	$1,543,000

Fiscal 2008:
Charges	647,000	(11,000)	1,936,000	2,572,000
Payments	(1,286,000)	(395,000)	(2,095,000)	(3,776,000)
Accrued liability at June 30, 2008	$—	$321,000	$18,000	$339,000

The remaining accrual as of June 30, 2008 is expected to be paid during calendar 2008.

The restructuring and other related charges are included in the line item “Restructuring and other related charges” in the condensed consolidated statements of operations.

(11) Other income

Other income included approximately $15,000 and $478,000 for the three-month periods and $814,000 and $1,047,000 for the nine-month periods ended June 30, 2008 and 2007, respectively, of foreign exchange gains in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of the company and its subsidiaries.

(12) Income taxes

The company’s overall effective tax rate, reported as a benefit, when combining results from continuing and discontinued operations for the three months and nine months ended June 30, 2008, was approximately 48.0% and 29.2%, respectively. These rates were different from the 35% U.S. income tax rate primarily due to the reversal of certain reserves of approximately $5.8 million (see below), foreign income, foreign dividend distributions and, to a lesser extent, state taxes.

On October 1, 2007, the company adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition criteria and a related measurement model for tax positions taken by companies. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition rules.  The total amount of unrecognized tax benefits as of the date of adoption was $21.6 million. The adoption of FIN 48 resulted in an adjustment to beginning retained earnings of $4.7 million and did not have any impact on the company’s results of operations. Included in the balance of unrecognized tax benefits at October 1, 2007 are $20.8 million of tax benefits that, if recognized, would impact the effective tax rate. As a result of concluding a tax examination with a state tax jurisdiction and various statute of limitations expiring during in the third fiscal quarter of 2008, the company reversed previously-established FIN 48 reserves of approximately $5.8 million related to uncertain tax positions. With regard to the unrecognized tax benefits as of June 30, 2008, the company believes it is reasonably possible that approximately $1.0 million of such unrecognized tax benefits could be recognized in the next twelve months, which would impact the effective tax rate if recognized.

The company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. At October 1, 2007, the combined amount of accrued interest and penalties related to tax positions taken or to be taken on our tax returns and recorded as part of the reserves for uncertain tax positions was $3.0 million. Approximately $.9 million related to accrued interest was included in the aforementioned reversal of previously-established FIN 48 reserves during the third quarter of fiscal 2008.

As a result of the company’s global operations, Griffon or its subsidiaries file income tax returns in various jurisdictions including U.S. federal, U.S. state and foreign jurisdictions. The company is routinely subject to examination by taxing authorities throughout the world, including such jurisdictions as Germany, Canada, Brazil, Sweden and the U.S. The company’s U.S. federal income tax returns are no longer subject to income tax examination for years before 2005 and the company’s major U.S., state and foreign jurisdictions are no longer subject to income tax examinations for years before 2000. Various U.S. state and foreign tax audits are currently underway.

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

Changes in the company’s warranty liability, included in accrued liabilities, were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Balance, beginning of period	$6,642,000	$9,380,000	$7,868,000	$5,908,000
Warranties issued and changes in estimated pre-existing warranties	(118,000)	471,000	328,000	5,497,000
Actual warranty costs incurred	(824,000)	(550,000)	(2,496,000)	(2,104,000)
Balance, end of period	$5,700,000	$9,301,000	$5,700,000	$9,301,000

(14) Subsequent Event

In August 2008, the company’s Board of Directors authorized a 20 million share common stock rights offering to its shareholders in order to raise equity capital for general corporate purposes and to fund future growth. The rights will have an exercise price of $8.50 per share. In conjunction with the rights offering, GS Direct, L.L.C., an affiliate of Goldman, Sachs & Co., has agreed to back stop the rights offering by purchasing on the same terms any and all shares not subscribed through the exercise of rights. GS Direct will purchase additional shares of common stock at the rights offering price if it does not acquire a minimum of 10 million shares of common stock as a result of its back stop commitment. The transactions are expected to raise gross proceeds of between approximately $170 and $255 million.

ITEM 2 -                                                                                                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

QUARTERLY OVERVIEW

Net sales from continuing operations for the third quarter of fiscal 2008 were $322.3 million, compared to $337.2 million in the third quarter of fiscal 2007. Income from continuing operations was $9.4 million, or $.31 per diluted share, for the quarter compared to $6.1 million, or $.20 per diluted share, last year. The income from continuing operations for the third quarter of fiscal 2008 was favorably impacted by a tax benefit of $.1 million, principally resulting from the reversal of certain previously-established FIN 48 reserves related to uncertain tax positions, versus a tax expense of $4.1 million in the prior year’s comparable quarter. Loss from discontinued operations was $19.2 million, or $.64 per diluted share, compared to $1.7 million, or $.06 per diluted share, last year. Net loss for the quarter was $9.8 million, or $.33 per diluted share, compared to net income of $4.4 million, or $.14 per diluted share, last year.

The decline in the Electronic Information and Communication Systems segment’s operating results was anticipated due to the completion in late fiscal 2007 of the primary contracts with Syracuse Research Corporation (“SRC”). Excluding the impact of the SRC contracts in the respective third quarter periods, core business sales grew by approximately $24.6 million, or 39%. The segment had received approximately $340 million of funding from SRC for turnkey production of a Counter Improvised Explosive Device over the prior two fiscal years.

The company’s Garage Doors segment results were consistent with the sustained downturn in the housing market. Although we anticipated that weaker residential construction markets would have a continuing effect on Garage Doors’ operating results, it has been difficult to gauge the duration and severity of the impact that weaker housing markets, particularly with respect to resale of existing houses, would have on this segment’s repair and renovate business. We believe that our business was further adversely impacted by weakness in the consumer credit markets. The segment’s management has focused on cost reduction programs including, but not limited to, reductions in force, reducing or eliminating certain sales and marketing programs and consolidating facilities where possible. Restructuring and other related charges approximated $.2 million and $2.6 million for the three and nine-months ended June 30, 2008, respectively. (See Note 10 to Notes to Condensed Consolidated Financial Statements.)

Specialty Plastic Films achieved higher sales in the third quarter resulting primarily from a favorable product mix, primarily in North America, the partial pass-through of higher selling prices from rising resin costs, and the impact of foreign exchange, partially offset by lower selling prices to a major customer and lower unit volumes. Third quarter operating income increased by $2.6 million as a result of a favorable product mix and the impact of foreign exchange.

Discontinued operations

As a result of the downturn in the residential housing market and the impact on the Installation Services segment, the company’s management initiated a plan during the second quarter of fiscal 2008 to exit certain markets within the Installation Services segment through the sale or disposition of business units. In that quarter, the company closed three units. In May 2008, the company’s Board of Directors approved a plan to exit substantially all operating activities of the Installation Services segment in 2008. In the third quarter of fiscal 2008, the company sold nine units to one buyer, closed one unit and merged two units into its Garage Doors segment. In August 2008, the company entered into an agreement to sell its two remaining units in Phoenix and Las Vegas that is expected to close in the fiscal fourth quarter.

The company determined that there was an impairment of the goodwill and intangible assets associated with the Installation Services segment and recorded an impairment charge of approximately $11.4 million during the quarter ended June 30, 2008 to completely write-off these assets.

Net sales of the Installation Services’ operating units were $22.6 million and $61.5 million for the three months ended June 30, 2008 and 2007, respectively, and $99.4 million and $188.1 million for the nine months ended June 30, 2008 and 2007, respectively.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2008 AND 2007

Operating results by business segment from continuing operations were as follows for the three-month periods ended June 30:

			Segment operating
	Net sales		profit
	2008	2007	2008	2007

Electronic Information and Communication Systems	$88,251,000	$120,553,000	$9,173,000	$9,951,000
Garage Doors	114,657,000	124,073,000	2,252,000	4,506,000
Specialty Plastic Films	121,147,000	96,848,000	5,506,000	2,857,000
Sales to discontinued operations	(1,788,000)	(4,280,000)	—	—
	$322,267,000	$337,194,000	$16,931,000	$17,314,000

Electronic Information and Communication Systems

Net sales of the Electronic Information and Communication Systems segment decreased $32.3 million, or 26.8%, compared to last year. The sales decrease was attributable to the completion of the primary SRC contracts in fiscal 2007. Partially offsetting this decrease was revenue growth of $24.6 million, or 39%, related to new and expanded programs.

Gross profit of the Electronic Information and Communication Systems segment decreased by $.6 million compared to last year. However, gross margin percentage increased to 23.7% from 17.8% last year, principally due to a favorable program mix, as the margin on the SRC contracts was lower than the average margin on other contracts. Selling, general and administrative (“SG&A”) expenses increased $.2 million compared to last year and increased, as a percentage of sales, to 13.5% compared to 9.7% last year. The increase in SG&A expenses is primarily due to expenditures associated with product engineering and enhancement, as well as increases in expenses related to certain sales and marketing related efforts. These were partially offset by a decrease in certain operating expenses. Operating profit of the Electronic Information and Communication Systems segment decreased $.8 million, or 7.8%, principally due to the substantial revenue decline attributable to the primary SRC contracts noted above.

Garage Doors

Net sales of the Garage Doors segment decreased by $9.4 million, or 7.6%, compared to last year primarily due to the effects of the weak housing market. The sales decline was principally due to reduced unit volume ($13.5 million), offset partially by higher selling prices to pass through rising material and freight costs ($2.8 million), a favorable product mix ($1.8 million), and a decrease in customer returns and deductions ($.5 million).

Gross profit of the Garage Doors segment decreased by $2.7 million compared to last year. Gross margin percentage, however, increased to 29.9% from 29.8% last year, primarily due to the operating efficiencies derived from the closure of the Tempe, AZ facility and other headcount and cost reductions (.7%), lower customer returns and deductions (.3%), partially offset by reduced sales volume and associated plant efficiency loss (.5%) and lower margins from the contracting services business transferred from the Installation Services segment(.4%). SG&A expenses were approximately $1.2 million higher than last year and, as a percentage of sales, increased to 27.4% from 26.3% last year due to the sales decrease. The operating loss of Garage Doors was further impacted by restructuring and other related charges related to cost reduction programs. Operating profit of the Garage Doors segment decreased by $2.3 million, or 50.0%, compared to last year.

Specialty Plastic Films

                                                Net sales of the Specialty Plastic Films segment increased $24.3 million, or 25.1%, compared to last year. The increase was principally due to a favorable product mix, primarily in North America ($5.5 million), the impact of increased selling prices due to the rising cost of resin ($6.2 million) and the favorable impact of exchange rates on translated foreign sales ($10.4 million), partially offset by lower selling prices to a major customer associated with a multi-year contract and lower volumes in Europe ($2.9 million).

                                                Gross profit of the Specialty Plastic Films segment increased by $3.3 million, or 23.2%, compared to last year. Gross margin percentage decreased to 14.5% from 14.7% last year. The effect of higher resin costs not fully recovered in increased selling prices and lower unit volumes negatively affected margins by 1.2%. These gross margin percentage decreases were partially offset by a favorable product mix in North America and Brazil, including foreign exchange, favorably affecting margins by 1.0%. SG&A expenses increased $.6 million from last year and, as a percentage of sales, decreased to 10.6% from 12.6% last year due to the sales increase. Operating profit of the Specialty Plastic Films segment increased $2.6 million, or 92.7%, compared to last year.

Provision (benefit) for income taxes

The company’s overall effective tax rate when combining results from continuing and discontinued operations for the third quarter of fiscal 2008 was approximately 48.0%, reported as a benefit, compared to 40.6%, reported as a provision, last year. The rate change was principally due to differences in the mix of foreign earnings and related taxes, as well as the reversal of certain reserves of approximately $5.8 million, included in the calculation of the estimated annual effective tax rate for fiscal 2008 compared to the prior year.

NINE MONTHS ENDED JUNE 30, 2008 AND 2007

                                                Operating results by business segment from continuing operations were as follows for the nine-month periods ended June 30:

			Segment operating
	Net sales		profit (loss)
	2008	2007	2008	2007

Electronic Information and Communication Systems	$262,508,000	$374,567,000	$21,795,000	$35,302,000
Garage Doors	319,396,000	370,618,000	(8,069,000)	4,027,000
Specialty Plastic Films	342,220,000	300,233,000	15,856,000	12,136,000
Intersegment revenues	(8,484,000)	(13,099,000)	—	—
	$915,640,000	$1,032,319,000	$29,582,000	$51,465,000

Electronic Information and Communication Systems

                                                Net sales of the Electronic Information and Communication Systems segment decreased $112.1 million, or 29.9%, compared to last year. The sales decrease was attributable to the completion of the primary SRC contracts in fiscal 2007. Partially offsetting this decrease was revenue growth of $41.9 million, or 21%, related to new and expanded programs.

Gross profit of the Electronic Information and Communication Systems segment decreased by $9.6 million compared to last year. However, gross margin percentage increased to 21.5% from 17.7% last year, principally due to a favorable program mix, as the margin on the SRC contracts was lower than the average margin on other contracts. SG&A expenses increased $3.7 million compared to last year and increased, as a percentage of sales, to 13.4% compared to 8.4% last year. The increase in SG&A is primarily due to expenditures associated with product engineering and enhancement, as well as increases in expenses related to certain sales and marketing related efforts. Operating profit of the Electronic Information and Communication Systems segment decreased $13.5 million, or 38.3%, principally due to the substantial revenue decline attributable to the primary SRC contracts noted above.

Garage Doors

Net sales of the Garage Doors segment decreased by $51.2 million, or 13.8%, compared to last year primarily due to the effects of the weak housing market. The sales decline was principally due to reduced unit volume ($56.8 million), offset partially by higher selling prices to pass through rising material and freight costs ($2.8 million), a favorable product mix ($1.8 million), and a decrease in customer returns and deductions ($1.0 million).

                                                Gross profit of the Garage Doors segment decreased by $13.5 million compared to last year. Gross margin percentage, however, increased to 27.7% from 27.5% last year, primarily due to the operating efficiencies derived from the closure of the Tempe, AZ facility and other headcount and cost reductions (.7%), lower customer returns and deductions (.3%), partially offset by reduced sales volume and associated plant efficiency loss (.5%) and lower margins from the businesses transferred from the Installation Services segment (.3%). SG&A expenses were approximately $1.7 million higher than last year and, as a percentage of sales, increased to 30.2% from 26.5% last year due to the sales decrease. The operating loss of Garage Doors was further impacted by restructuring and other related charges related to cost reduction programs including, but not limited to, reductions in force, reducing or eliminating certain sales and marketing programs and consolidating facilities where possible. Restructuring and other related charges approximated $2.6 million, including $.6 million in one-time termination benefits. Operating profit of the Garage Doors segment decreased by $12.1 million compared to last year, resulting in an operating loss.

Specialty Plastic Films

                                                Net sales of the Specialty Plastic Films segment increased $42.0 million, or 14.0%, compared to last year. The increase was principally due to a favorable product mix, primarily in North America ($18.8 million), the impact of increased selling prices due to the rising cost of resin ($9.1 million) and the favorable impact of exchange rates on translated foreign sales ($26.5 million), partially offset by lower selling prices to a major customer associated with a multi-year contract and lower volumes in Europe ($13.7 million).

                                                Gross profit of the Specialty Plastic Films segment increased by $2.6 million, or 5.5%, compared to last year. Gross margin percentage decreased to 14.5% from 15.6% last year. The effect of higher resin costs not fully recovered in increased selling prices and lower unit volumes negatively affected margins by 3.5%. These gross margin percentage decreases were partially offset by a favorable product mix in North America and Brazil, favorably affecting margins by 2.2%, and manufacturing efficiencies in Europe and Brazil, favorably affecting margins by .9%. SG&A expenses decreased $1.5 million from last year and, as a percentage of sales, decreased to 10.5% from 12.2% last year due to the sales increase. Operating profit of the Specialty Plastic Films segment increased $3.7 million, or 30.6%, compared to last year.

Provision (benefit) for income taxes

The company’s overall effective tax rate when combining results from continuing and discontinued operations was approximately 29.2%, reported as a benefit, compared to 41.6%, reported as a provision, last year. The rate change was principally due to differences in the mix of foreign earnings and related taxes, as well as the reversal of certain reserves of approximately $5.8 million, included in the calculation of the estimated annual effective tax rate for fiscal 2008 compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

                                                Cash flows generated by continuing operations for the nine-month period ended June 30, 2008 were $49.5 million compared to $12.8 million last year and working capital was $326.9 million at June 30, 2008. Operating cash flows from continuing operations were principally the result of decreased accounts receivable and increased accounts payable, partially offset by increased inventories and increased prepaid expenses and other current assets.

                                                During the nine months ended June 30, 2008, the company had capital expenditures of approximately $49.1 million, primarily related to the refinancing of existing maturing lease obligations for certain property, plant and equipment (see below).

                                                During the nine months ended June 30, 2008, the company used cash from financing activities of continuing operations of $1.8 million. Financing cash flows also included treasury stock purchases of $579,000 to acquire approximately 41,000 shares of the company’s common stock. Approximately 1.4 million shares of common stock are available for purchase pursuant to the company’s stock buyback program, and additional purchases under the plan or a 10b5-1 plan may be made, depending upon market conditions and other factors, at prices deemed appropriate by management.

                                                In May 2008, the company’s Board of Directors approved a plan to exit substantially all operating activities of the Installation Services segment in 2008. In the third quarter of fiscal 2008, the company sold nine units to one buyer, closed one unit and merged two units into its Garage Doors segment. In August 2008, the company entered into an agreement to sell its two remaining units in Phoenix and Las Vegas that is expected to close in the fiscal fourth quarter. The company recorded aggregate disposal costs of $23.3 million and $36.2 million for the three and nine months ended June 30, 2008. The company presently estimates that it may incur additional total disposal costs of up to $17 million for the remainder of fiscal 2008, of which $5 million to $10 million is estimated to be cash-related.

                                                During the nine months ended June 30, 2008, the company used cash from operating activities of discontinued operations of $3.8 million. During the nine months ended June 30, 2008, cash from provided from investing activities of discontinued operations was $3.9 million, primarily from the proceeds from the sale of certain assets.

On June 24, 2008, Clopay Building Products Company, Inc. (“BPC”) and Clopay Plastic Products Company, Inc. (“PPC”), each a wholly-owned subsidiary of the company, entered into a credit agreement for their domestic operations with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which the lenders agreed to provide a five-year, senior secured revolving credit facility of $100 million. Availability under the credit facility is based upon certain eligible accounts receivable, inventory, cash and cash equivalents and property, plant and equipment. Borrowings under the credit agreement bear interest at rates based upon LIBOR or the prime rate and are collateralized by the stock and assets of BPC and PPC and the stock of their subsidiaries. The credit agreement contains certain restrictive and financial covenants, certain of which are only subject to compliance if borrowing availability falls below a certain level. Upon the occurrence of certain events of default specified in the credit agreement, amounts due under the credit agreement may be declared immediately due and payable.

Proceeds of a $33 million initial draw under this facility were primarily used to refinance existing maturing lease obligations.

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

Proceeds of a $50 million initial draw under this facility, together with internal cash of the company, were used to repay $62.5 million of outstanding debt under the company’s Amended and Restated Credit Agreement, dated as of December 20, 2006, as amended, among the company, Telephonics, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, at which time such Amended and Restated Credit Agreement was terminated.

The company has outstanding $130 million of 4% convertible subordinated notes due 2023 (the “Notes”). Holders of the Notes may require the company to repurchase all or a portion of their Notes on July 18, 2010, 2013 and 2018, and upon a change in control.

In August 2008, the company’s Board of Directors authorized a 20 million share common stock rights offering to its shareholders in order to raise equity capital for general corporate purposes and to fund future growth. The rights will have an exercise price of $8.50 per share. In conjunction with the rights offering, GS Direct, L.L.C., an affiliate of Goldman, Sachs & Co., has agreed to back stop the rights offering by purchasing on the same terms any and all shares not subscribed through the exercise of rights. GS Direct will purchase additional shares of common stock at the rights offering price if it does not acquire a minimum of 10 million shares of common stock as a result of its back stop commitment. The transactions are expected to raise gross proceeds of between approximately $170 and $255 million.

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

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in this report, including without limitation statements regarding the company’s financial position, business strategy, and the plans and objectives of the company’s management for future operations, are forward-looking statements.  When used in this report, words such as “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as they relate to the company or its management, identify forward-looking statements.  Such forward-looking statements are based on the beliefs of the company’s management, as well as assumptions made by and information currently available to the company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including, but not limited to, business, financial market and economic conditions, including, but not limited to, the credit market, the housing market, results of integrating acquired businesses into existing operations, competitive factors and pricing pressures for resin and steel, capacity and supply constraints and the ability to consummate the rights offering. Such statements reflect the views of the company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the company as previously disclosed in the company’s SEC filings. Readers are cautioned not to place undue reliance on these forward-looking statements. The company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

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

In May 2008, the company’s Board of Directors approved a plan to exit substantially all operating activities of the Installation Services segment in 2008. In the third quarter of fiscal 2008, the company sold nine operating units to one buyer and merged two units into our Garage Doors segment. In August 2008, the company entered into an agreement to sell its two remaining units in Phoenix and Las Vegas that is expected to close in the fiscal fourth quarter. The company recorded aggregate disposal costs of $23.3 million and $36.2 million for the three and nine months ended June 30, 2008. The company presently estimates that it may incur additional total disposal costs of up to $17 million for the remainder of fiscal 2008, of which $5 million to $10 million is estimated to be cash-related. There can be no assurance that the company will be able to exit these operating activities in accordance with the time frame established in its plan or not exceed the estimates for aggregate exit and disposal costs. Other than the foregoing, there have been no material changes from the risk factors disclosed in Item 1A to Part I in the company’s Annual Report on Form 10-K for the year ended September 30, 2007.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3	Defaults upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Security Holders

None

Item 5	Other Information

None

Item 6	Exhibits

Exhibit 3.1 – Certificate of Amendment of the Certificate of Incorporation of Griffon Corporation (Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2008).

Exhibit 3.2 - By-laws of Griffon Corporation, as amended (Incorporated by reference to Exhibit 3 to Current Report on Form 8-K dated May 8, 2008).

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

Exhibit 10.4 – Guarantee and Collateral Agreement, dated as of March 31, 2008, made by Gritel Holding Co., Inc. and Telephonics Corporation in favor of JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated March 31, 2008).

Exhibit 10.5 - Credit Agreement, dated as of June 24, 2008, among Clopay Building Products Company, Inc., Clopay Plastic Products Company, Inc., Clopay Holding Co., the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated June 24, 2008).

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

GRIFFON CORPORATION

By: /s/ Patrick L. Alesia
Patrick L. Alesia
Chief Financial Officer
(Principal Financial Officer)

Date: August 11, 2008

EXHIBIT INDEX

Exhibit 3.1	-	Certificate of Amendment of the Certificate of Incorporation of Griffon Corporation (Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2008).

Exhibit 3.2	-	By-laws of Griffon Corporation, as amended (Incorporated by reference to Exhibit 3 to Current Report on Form 8-K dated May 8, 2008).

Exhibit 10.1	-	2006 Equity Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended December 31, 2007).

Exhibit 10.2	-	Employment Agreement, dated March 16, 2008, between the Registrant and Ronald J. Kramer (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated March 16, 2008).

Exhibit 10.3	-

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

Exhibit 10.5	-

Credit Agreement, dated as of June 24, 2008, among Clopay Building Products Company, Inc., Clopay Plastic Products Company, Inc., Clopay Holding Co., the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated June 24, 2008).

Exhibit 31.1	-	Certification pursuant to Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	-	Certification pursuant to Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

Exhibit 32	-	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.