Form 10-K
period 2008-09-30
GRIFFON CORP
filed 2008-12-15
CIK 50725

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008
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
(516) 938-5544 Registrant's telephone number, including area code:

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Approximately $230,000,000 as of March 31, 2008.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 59,275,870 shares as of December 11, 2008.

DOCUMENTS INCORPORATED BY REFERENCE:

         Part III—(Items 10, 11, 12, 13 and 14). Registrant's definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

 PART I

Item 1.    Business

The Company

        Griffon Corporation ("Griffon" or the "Company"), headquartered in Jericho, New York, is a diversified holding company consisting of three distinct business segments:

  •
  Electronic Information and Communication Systems, through Telephonics Corporation, a provider of integrated information, communication and sensor system solutions to military and commercial markets worldwide.

  •
  Garage Doors, through Clopay Building Products Company, a leading manufacturer and marketer of residential, commercial and industrial garage doors to professional installing dealers and major home center retail chains.

  •
  Specialty Plastic Films, through Clopay Plastic Products Company, an international leader in the development and production of embossed, laminated and printed specialty plastic films used in a variety of hygienic, health-care and industrial markets.

        In fiscal 2008, the Company substantially strengthened its balance sheet by refinancing its senior debt and by raising $241 million in gross proceeds from the sale of its common stock. The latter transaction was effected through a common stock rights offering, along with an investment by GS Direct, L.L.C. ("GS Direct"), an affiliate of Goldman Sachs. The Company intends to use such proceeds for general corporate purposes and to fund its growth.

        As a result of the downturn in the residential housing market, in fiscal 2008, the Company exited substantially all of the operating activities of its Installation Services segment. The Installation Services segment sold, installed and serviced garage doors, garage door openers, fireplaces, floor coverings, cabinetry and a range of related building products primarily for the new residential housing market. Operating results of substantially all of the Installation Services segment have been reported as discontinued operations in the consolidated statements of operations for all periods presented herein, and the Installation Services segment is excluded from segment reporting (see Note 2 to Notes to Consolidated Financial Statements).

        The Company was incorporated on May 18, 1959 under the laws of the State of New York. It was reincorporated in Delaware in 1970 and its name was changed to Griffon Corporation in 1995. The Company makes available, free of charge through its website at www.griffoncorp.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is filed with or furnished to the Securities and Exchange Commission. For information regarding revenues, profit and total assets of each segment, see Note 8 to Notes to Consolidated Financial Statements.

Electronic Information and Communication Systems ("EICS")

        The Company, through its wholly-owned subsidiary, Telephonics Corporation ("Telephonics" or the "EICS" segment), specializes in advanced electronic information and communication systems for defense, aerospace, civil, industrial, and commercial applications domestically and in certain international markets. Telephonics designs, manufactures, sells, and provides logistical support for aircraft communication systems, radar, air traffic management, information and command and control systems, identification friend or foe ("IFF") equipment, Integrated Homeland Security Systems and custom, mixed-signal, application specific integrated circuits. Telephonics is a leading supplier of airborne maritime surveillance radar and aircraft intercommunication management systems, the segment's two largest product lines. In addition to its traditional defense products used predominantly by the United States Government, in recent years Telephonics has adapted its core technologies to products used in international markets and has expanded its presence in both non-defense government and commercial markets. In fiscal 2008, approximately 70% of the EICS segment's sales were to the United States Government and agencies thereof, 24% to international customers and 6% to commercial customers. The segment employs approximately 1,300 employees.

        Conflicts involving the country's military have also tended in recent years to require deployment and significant coordination between air, sea and ground forces, often in distant parts of the world, underscoring the evolution and growing importance of electronic systems that provide surveillance, tracking, communication and command and control. The Company believes that Telephonics' advanced systems and sub-systems are well positioned to address the needs of an electronic battlefield with emphasis on the generation and dissemination of timely data for use by highly mobile ground, air and naval forces. Telephonics anticipates that the need for such systems will increase in connection with the increasingly active role that the military is playing in the war on terrorism, both at home and abroad. In order to expand its current market share, Telephonics has increasingly focused its technologies and core competencies in the Homeland Security and Air Traffic Management market segments.

Programs and Products

        Telephonics is generally a first-tier supplier to prime contractors in the defense industry such as Boeing, Lockheed Martin, Northrop Grumman and Sikorsky Aircraft. With the significant contraction and consolidation that has occurred in the U.S. and international defense industry, major prime contractors worldwide are relying on smaller, key suppliers to provide advances in technology and greater efficiencies to reduce the cost of major systems and platforms. Telephonics believes that this situation creates an opportunity for established, first-tier suppliers to capitalize on existing relationships with major prime contractors and play a larger role in the foreseeable future.

        Telephonics, under a primary contract with Syracuse Research Corporation, had been manufacturing counter-IED devices to support the Warlock Duke program. The program entailed the achievement of high rate production, in an accelerated timetable, of equipment designed to defeat the roadside bomb threats that our armed forces face in certain regions of the world. The program resulted in sales of $18 million in 2008, $190 million in 2007 and $143 million in 2006. Telephonics does not presently anticipate significant revenues, if any, under this contract in the fiscal 2009 or beyond.

        Telephonics has directed more of its resources towards Homeland Security Systems and was selected by Boeing Company in 2007 to participate in the Secure Border Initiative net (SBInet) program. Additionally, Telephonics was recently awarded a contract from the U.S. Customs and Border Protection for mobile surveillance systems as part of the Homeland Security department's initiative to protect both the U.S. Northern and Southern borders. These two programs represent strategic advances for the Company by allowing it to expand its core technical expertise into the Homeland Security market segment. The expectation is that these recent awards will generate significant future growth opportunities for Telephonics.

        Telephonics' core products, both communications and surveillance and detection equipment, are utilized by the U.S. Navy's mission critical initiatives and are installed on both the MH-60R and MH-60S utility helicopter platforms. Recently, Telephonics Corporation was awarded additional follow-on contracts for the development of increased capabilities and functional enhancements to the Multi-Mode Radar (MMR) for the U.S. Navy's MH-60R Maritime Strike Helicopter. The program, called Automatic Radar Periscope Detection and Discrimination (ARPDD), will develop a next-generation Telephonics AN/APS-147 multi-mode radar that will feature new capabilities to detect very small, low visibility targets using advanced algorithms and additional hardware and software improvements. The Company believes ARPPD will bring unprecedented performance against these most difficult targets and enable new mission capabilities. This capability sets the AN/APS-147 apart from every other maritime surveillance radar available on the market today, and opens a number of additional opportunities for Telephonics.

        Revenues of the EICS segment were approximately 29% of the Company's consolidated net sales from continuing operations in 2008, 35% in 2007 and 29% in 2006.

        The table below lists some of the major programs Telephonics currently participates in:

Customer	Program	Product
The Boeing Company	U.S. Air Force C-17A Cargo Transport; U.S. Air Force C-130 Hercules Air Transport Airborne Warning and Control System (AWACS); U.S. Navy F/A-18/E/F Fighter/Attack Aircraft	Intercommunications Management Systems
	AWACS	Identification Friend or Foe System
	Secure Border Initiative net (SBInet)	Ground Surveillance Radar
General Dynamics, Canada	Maritime Helicopter Project	Maritime Surveillance Radar
BAE Systems	U.K. NIMROD Royal Maritime Patrol Aircraft	Intercommunications Systems Integration
Northrop Grumman	Joint-STARS Surveillance Aircraft	Intercommunications Management Systems
	U.S. Coast Guard HU-25 Aircraft	Maritime Surveillance Radar
Lockheed Martin Corporation	U.S. Navy MH-60S/MH-60R Helicopters U.S. Navy P-3 Aircraft	Intercommunications Management Systems
	U.S. Navy MH-60R Helicopter U.S. Coast Guard—CN 235 Maritime Patrol Aircraft	Maritime Surveillance Radar and Identification Friend or Foe System
MacDonald Dettwiler	Canadian Forces' CP-140 Aurora Aircraft Modernization Program	Maritime Surveillance Radar and Identification Friend or Foe System
Sikorsky Aircraft Company	S-70B Maritime Surveillance Helicopter	Maritime Surveillance Radar
	UH-60M Blackhawk Helicopter Upgrade Program	Management Systems
U.S. Customs and Border Protection	Mobile Surveillance Systems	Integrated Surveillance Systems

Backlog

        The funded backlog for the EICS segment was approximately $335 million at September 30, 2008, compared to $309 million at September 30, 2007. Approximately 76% of the current backlog is expected to be filled during fiscal 2009. The increase in backlog is primarily attributable to additional funding received for the MH-60R program.

Sales and Marketing

        Telephonics has technical business development personnel who act as the focal point for its marketing activities and sales representatives who introduce its products and systems to customers worldwide.

        Telephonics participates in a range of long-term defense and non-military government programs, both domestically and internationally. Telephonics has developed a base of installed products in these programs that generate significant recurring revenue and retrofit, spare parts and customer support sales. Due to the inherent complexity of defense electronics, Telephonics believes that its incumbent status on major platforms gives it a competitive advantage in the selection process for the upgrades and enhancements that have characterized defense electronics procurement in recent years. Furthermore, Telephonics believes that with programs such as the U.S. Navy's MH-60R helicopter transitioning to full scale production concurrently with other radar and intercommunications systems production programs underway, Telephonics will have a competitive price advantage on bids for new business.

        In recent years, the segment has also significantly expanded its customer base in international markets. Telephonics' international projects include a contract with MacDonald Dettwiler as part of Canada's CP-140 Aurora Aircraft Modernization program and a number of contracts with the Civil Aviation Authority of China for air traffic management systems for Mainland China.

Research and Development

        This segment regularly updates its core technologies through internally funded research and development. The selection of these R&D projects is based on available opportunities in the marketplace, as well as input from Telephonics' customers. The Company believes that Telephonics is a technological leader in its core markets and intends to pursue new growth opportunities by leveraging its systems design and engineering capabilities and incumbent position on key platforms.

        In addition to products for defense programs, Telephonics has also applied its technology to produce products for commercial applications such as airborne weather and search radar air traffic control systems. Telephonics believes that its reputation for innovative product design and engineering capabilities, especially in the areas of voice and data communications, radio frequency design, digital signal processing, networking systems, inverse synthetic aperture radar and analog, digital and mixed-signal integrated circuits, has enhanced its ability to secure, retain and expand its participation in defense programs and commercial undertakings. Telephonics is capable of meeting a full range of customer requirements including system requirements definition, product design and development, manufacturing and test, integration and installation, and logistical support.

        Telephonics' objective is to anticipate the needs of its core markets and to invest in research and development in an effort to provide solutions well in advance of its competitors. In an effort to ensure customer satisfaction and loyalty, Telephonics often designs its products to exceed customers' minimum specifications, providing its customers with greater performance and flexibility. Telephonics believes that these practices engender increased coordination and communication with its customers at the earliest stages of new program development, thereby increasing the likelihood that its products will be selected and integrated as part of a total system solution.

Competition

        The EICS segment competes with major manufacturers of electronic information and communication systems that have greater financial resources than the Company, and with several smaller manufacturers of similar products. Telephonics competes on the basis of technology, design, quality, price and program performance.

Garage Doors

        The Company believes that its wholly-owned subsidiary, Clopay Building Products Company ("Clopay Building Products" or "Garage Doors" segment), is the largest manufacturer and marketer of residential garage doors and among the largest manufacturers of commercial sectional doors in the United States. The Company's building products are sold under Clopay®, Ideal Door® and Holmes® brand names through an extensive distribution network throughout the United States. The Company estimates that the majority of Garage Doors' net sales are from sales of garage doors to the home remodeling segment of the residential housing market, with the balance from the new residential housing and commercial building markets. The Garage Doors segment employs approximately 1,500 employees. Sales into the home remodeling market are being driven by the continued aging of the housing stock and the trend of improving home appearance.

        According to industry sources, the residential and commercial sectional garage door market for 2007 was estimated to be $2.0 billion. The Company believes the market has declined in 2008. Over the past decade, there have been several key trends driving the garage door industry, including the shift from wood to steel doors and the growth of the home center channel of distribution. The Company estimates that over 90% of the total garage door market today is steel doors. Superior strength, reduced weight and low maintenance have favored the steel door. Other product innovations during this period include insulated double-sided steel doors, new springing systems, sophisticated window options, improved safety features, and product designs with increased aesthetic appeal.

        The garage door industry has been negatively impacted by the crisis in the residential housing market. Key statistics are poor and in some cases, getting worse. According to the National Association of Home Builders, current data compared to the prior fiscal year show new home starts down 31%, new home sales down 33% and a 10.4 month supply of new homes. Existing home sales are essentially flat and the inventory of existing homes now stands at a 10-month supply.

Products and Services

        Clopay Building Products manufactures a broad line of residential sectional garage doors with a variety of options at varying prices. Clopay Building Products offers garage doors made primarily from several materials, including steel and wood, and also sells related products, such as garage door openers, manufactured by third parties.

        Clopay Building Products also markets commercial sectional doors. Commercial sectional doors are similar to residential garage doors, but are designed to meet more demanding performance specifications.

        Revenues of the Garage Doors segment were approximately 34% of the Company's consolidated net sales from continuing operations in 2008, 36% in 2007 and 42% in 2006.

Sales and Marketing

        Clopay Building Products distributes its products through a wide range of distribution channels, including installing dealers, retailers and wholesalers. Clopay Building Products owns and operates a national network of 49 distribution centers. The Company's building products are sold to approximately 2,000 independent professional installing dealers and to major home center retail chains, including The Home Depot, Inc. and Menards, Inc. Clopay Building Products maintains strong relationships with its installing dealers and believes it is the largest supplier of residential garage doors to the retail and professional installing channels.

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

        Clopay Building Products is the principal supplier of residential garage doors throughout the United States and Canada to The Home Depot, Inc., with Clopay® brand doors being sold exclusively to this customer in the retail channel of distribution. Sales of the Clopay® brand outside the retail channel of distribution are not restricted. The segment's largest customers are The Home Depot, Inc. and Menards, Inc. The loss of either of these customers would have a material adverse effect on the Company's business. Clopay Building Products distributes its garage doors directly to customers from its manufacturing facilities and through its distribution centers located throughout the United States and Canada. These distribution centers allow Clopay Building Products to maintain an inventory of garage doors near installing dealers and provide quick-ship service to retail and professional dealer customers.

Manufacturing and Raw Materials

        Clopay Building Products currently operates four garage door manufacturing facilities. A key aspect of Garage Doors' research and development efforts has been the ability to continually improve and streamline its manufacturing processes. Clopay Building Products' engineering and technological expertise, combined with its capital investment in equipment, generally has enabled it to efficiently manufacture products in large volume and meet changing customer needs. Its facilities use proprietary manufacturing processes to produce the majority of its products. Certain of its machinery and equipment are internally modified to achieve its manufacturing objectives. These manufacturing facilities produce a broad line of high quality garage doors for distribution to professional installer, retail and wholesale channels.

        The principal raw material used in Clopay Building Products' manufacturing operations is galvanized steel, the price of which trended slightly downward in fiscal 2007 before increasing dramatically in fiscal 2008. The Company also utilizes certain hardware components, as well as wood and insulated foam. All of these raw materials are generally available from a number of sources.

Research and Development

        Clopay Building Products operates a technical development center where its research engineers work to design, develop and implement new products and technologies and perform durability and performance testing of new and existing products, materials and finishes. Also at this facility, the process engineering team works to develop new manufacturing processes and production techniques aimed at improving manufacturing efficiencies.

Competition and market conditions

        The garage door industry is characterized by several large national manufacturers and many smaller regional and local manufacturers. Clopay Building Products competes on the basis of service, quality, price, brand awareness and product design.

        Clopay Building Products' brand names are widely recognized in the building products industry. Clopay Building Products believes that it has earned a reputation among installing dealers, retailers and wholesalers for producing a broad range of high-quality doors. Clopay Building Products' market position and brand recognition are key marketing tools for expanding its customer base, leveraging its distribution network and increasing its market share.

Specialty Plastic Films

        The Company, through its wholly-owned subsidiary Clopay Plastic Products Company ("Clopay Plastic" or "Specialty Plastic Films" segment), develops and produces specialty plastic films and laminates for a variety of hygienic, health care and industrial uses in domestic and certain international markets. Clopay Plastic's products include thin gauge embossed and printed films, elastomeric films and laminates of film and non-woven fabrics. These products are used primarily as moisture barriers in disposable infant diapers, adult incontinence products and feminine hygiene products, as protective barriers in single-use surgical and industrial gowns, drapes and equipment covers, as packaging for hygienic products, house wrap and other products. Clopay Plastic's products are sold through a direct sales force primarily to multinational consumer and medical products companies. The segment employs approximately 1,200 employees worldwide.

        The segment's major customer is Procter & Gamble, with whom Clopay Plastic enjoys a long and successful relationship. Clopay Plastic supplies Procter & Gamble with a variety of products used primarily for its infant diapers, both domestically and internationally.

        The segment of the specialty plastic films industry in which Clopay Plastic participates has been affected by several key trends over the past five years. These trends include the increased use of disposable products in developing countries and favorable demographics, including increasing immigration, in the major global economies. Other trends representing significant opportunities for manufacturers include the continued demand for new advanced products such as cloth-like, breathable, laminated, and printed products and the need of major customers for global supply partners. Notwithstanding the positive trends affecting the industry, design changes by Procter & Gamble for its infant diaper products have resulted in a change in products produced by Clopay Plastic from laminates to narrower and thinner gauged printed film. As a result, the volume of film products sold by the segment for this customer has declined. Clopay Plastic believes that its business development activities targeting major multinational and regional producers of hygiene, healthcare and related products and its investments in its technology development capability and capacity increases will lead to additional sales of new and related products, minimizing the impact of this reduction.

Products

        Clopay Plastic's specialty plastic film is a thin-gauge film (typically 0.0005" to 0.003") that is manufactured from polymer resins and engineered to provide certain performance characteristics. A laminate is the combination of a plastic film and a woven or non-woven fabric. These products are produced using both cast and blown extrusion and laminating processes. High speed, multi-color custom printing of films and customized embossing patterns further differentiate the products. Clopay Plastic's specialty plastic film products typically provide a unique combination of performance characteristics that meet specific, proprietary customer needs. Examples of such characteristics include strength, breathability, barrier properties, elastic properties, processibility and aesthetic appeal.

        Revenues of the Specialty Plastic Films segment were approximately 37% of the Company's consolidated net sales from continuing operations for in 2008, 30% in 2007 and 29% in 2006.

Sales and Marketing

        The Specialty Plastic Films segment sells its products primarily in the United States and Europe with sales also to Canada, Central and South America and Asia Pacific. The segment primarily utilizes an internal direct sales force, organized by customer accounts. Senior management actively participates by developing and maintaining close contacts with customers.

        The segment's largest customer is Procter & Gamble, which has accounted for a substantial portion of Specialty Plastic Films' sales over the last five years. The loss of this customer would have a material adverse effect on the Company's business. Specialty plastic films also are sold to a diverse group of other leading consumer, health care and industrial companies.

        Clopay Plastic seeks to expand its market presence by capitalizing on its technological and manufacturing expertise and on its relationships with major international consumer products companies. Specifically, Clopay Plastic believes that it can continue to increase its North American sales and expand internationally through ongoing product development and enhancement and by marketing its technologically advanced films and laminates and printed film for use in all of its markets. Clopay Plastic believes that its operations in Germany and Brazil provide a strong platform for additional sales growth in certain international markets.

Research and Development

        Clopay Plastic believes it is an industry leader in the research, design and development of specialty plastic films and laminate products. Clopay Plastic operates a technical center where polymer chemists, scientists and engineers work independently and in strategic partnerships with its customers to develop new technologies, products, processes and product applications. Currently, Clopay Plastic is engaged in several joint efforts with the research and development departments of its customers.

        Clopay Plastic's research and development efforts have resulted in many inventions covering embossing patterns, improved processing methods, product formulations, product applications and other proprietary technology. Products developed include microporous breathable films and cost-effective printed films and laminates. Microporous breathability provides for moisture vapor transmission and airflow while maintaining barrier properties resulting in improved comfort and skin care. Elastic laminates provide the user with improved comfort and fit. Printed films and laminates provide consumers preferred aesthetics, such as softness and visual appeal. Clopay Plastic holds a number of patents for its current specialty film and laminate products and related manufacturing processes. Clopay Plastic believes its patents are a less significant factor in its success than its proprietary know-how and the knowledge, ability and experience of its employees.

International Operations

        The Specialty Plastic Films segment has two operations in Germany from which it sells plastic films throughout Europe. One of its German operations, Finotech, was structured as a joint venture with Corovin GmbH, a manufacturer of non-woven fabrics headquartered in Germany that is a subsidiary of BBA Group PLC, a publicly owned diversified U.K. manufacturer. In July 2005, Clopay Plastic purchased the remaining 40% interest from BBA in a cash transaction for approximately $82 million.

        In June 2002, Clopay Plastic acquired 60% ownership for approximately $18 million in Isofilme Ltda., a manufacturer of plastic hygienic and specialty films located in Sao Paulo, Brazil which operates under the name Clopay do Brasil. In October 2004, Clopay Plastic acquired an additional 30% of Isofilme for approximately $3.9 million and, in October 2005, purchased the remaining 10% interest for approximately $1.3 million. In 2005 and 2006, Clopay Plastic constructed and relocated to a new facility near São Paulo. The installation of new manufacturing capacity and capabilities was completed in conjunction with the move. Clopay do Brasil provides a platform to broaden participation in South American markets and strengthens Clopay Plastic's position as a global supplier.

Manufacturing and Raw Materials

        Clopay Plastic manufactures its specialty plastic film and laminate products on high-speed equipment designed to meet stringent tolerances. The manufacturing process consists of melting a mixture of polymer resins (primarily polyethylene) and additives, and forcing this mixture through a computer-controlled die and rollers to produce embossed films. In addition, the lamination process involves extruding the melted plastic films directly onto a non-woven fabric and bonding these materials to form a laminate. Clopay Plastic also manufactures multi-color printed films and laminates. Through statistical process control methods, employees monitor and control the entire production process.

        This segment launched a significant capital expansion program in fiscal 2003 to support new opportunities with its major customers and to increase capacity throughout its operations. The product initiative involving the production of high-quality, multi-color printing of films and laminates for the baby diaper market in North America and Europe is complete and successful. The segment's most advanced production line went on-stream in 2005. In 2006, the segment completed the installation of a key production line in Brazil and also installed additional North American capacity for the production of the latest technology in elastomeric materials for its key customers.

        Plastic resins, such as polyethylene and polypropylene, and non-woven fabrics are the basic raw materials used in the manufacture of substantially all of Specialty Plastic Films' products, the recent price of which has fluctuated dramatically over the past five years. Clopay Plastic currently purchases its plastic resins in pellet form from several suppliers. The purchases are made under supply agreements that do not specify fixed pricing terms. Clopay Plastic's sources for raw materials are believed to be adequate for its current and anticipated needs.

Competition

        The market for Clopay Plastic's specialty plastic film and laminate products is highly competitive. Clopay Plastic has a number of competitors in the specialty plastic films and laminates market, some of which are larger and have greater resources than the Company. Clopay Plastic believes that its technical expertise, product development capabilities and broad international footprint enhance its market position and customer relationships. Clopay Plastic competes primarily on the basis of technical expertise, quality, service and price.

        Clopay Plastic has developed strong, long-term relationships with leading consumer and health care products companies. Clopay Plastic believes that these relationships, combined with its technological expertise, product development and production capabilities, including global operations, have positioned it to meet changing customer needs, which is expected to drive growth. In addition, Clopay Plastic believes its strong, long-term relationships provide it with increasing opportunities to expand and enter new international markets.

Employees

        On a consolidated basis, the Company has approximately 4,100 employees located throughout the United States, in Europe and Brazil. Approximately 140 of its employees are covered by a collective bargaining agreement, primarily with an affiliate of the AFL-CIO. The Company believes its relationships with its employees are satisfactory.

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

Seasonality

        Historically, the Company's revenues and earnings are lowest in its second fiscal quarter and highest in its fourth fiscal quarter.

Financial Information About Geographic Areas

        Revenues, based on the customers' locations, and property, plant and equipment attributed to operations in the United States and all other countries are as follows:

(in thousands)	2008	2007	2006
Revenues by geographic area—
United States	$853,692	$978,220	$977,625
Germany	110,900	83,446	74,886
United Kingdom	23,276	33,893	21,392
Canada	64,378	57,759	59,797
Brazil	44,019	34,526	26,621
All other countries	173,040	177,885	167,414

	$1,269,305	$1,365,729	$1,327,735

Property, plant and equipment by geographic area—
United States	$151,733	$128,595	$129,610
Germany	67,800	79,132	79,493
All other countries	19,470	22,505	19,477

	$239,003	$230,232	$228,580

        Also see Note 8 to Notes to Consolidated Financial Statements for additional segment information.

Research and Development

        Research and development costs not recoverable under contractual arrangements are charged to expense as incurred. Research and development costs for all business segments were approximately $17,500,000 in 2008, $16,400,000 in 2007 and $15,300,000 in 2006.

Item 1A.    Risk Factors

        You should carefully consider the risks described below, as well as the other information appearing in this document. If any of the following risks actually occur, they could materially adversely affect our business, financial condition, operating results or prospects. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known or that are currently deemed immaterial may also impair our business, financial condition, operating results and prospects.

Periods of adverse market volatility could adversely affect our business.

        During periods of economic decline in the markets in which we operate, which include the residential and commercial real estate markets, as well as the credit markets, we are exposed to basic economic risks including a decrease in the demand for the products and services that we offer and a higher risk of default on our receivables, which may, in turn, have a material adverse effect on our business and results of operations.

Adverse trends in the housing sector and in general economic conditions will directly impact our business.

        The garage door business is influenced by market conditions for new home construction and renovation of existing homes. For the year ended September 30, 2008, approximately 34% of our total net sales from continuing operations were related to new home construction and renovation of existing homes in our Garage Doors segment. Trends in the housing sector directly affect financial performance. Accordingly, the strength of the U.S. economy, the age of existing home stock, job growth, interest rates, consumer confidence and the availability of consumer credit, as well as demographic factors such as the migration into the United States and migration of the population within the United States have an effect on our business. In that respect, the significant downturn in the housing market has had an adverse effect on the operating results of our Garage Doors segment. We continue to be concerned about trends in market conditions and the outlook for 2009.

We operate in highly competitive industries and may be unable to compete effectively.

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

        A small number of customers has accounted for a substantial portion of historical net sales, and we expect that a limited number of customers will continue to represent a substantial portion of sales for the foreseeable future. Approximately 21% of our total net sales from continuing operations and 56% of our Specialty Plastic Films sales for the fiscal year ended September 30, 2008 were made to Procter & Gamble, which is the largest customer in the Specialty Plastic Films segment. The Home Depot, Inc. and Menards, Inc. are significant customers of the Garage Doors segment and Lockheed Martin Corporation and the Boeing Company are significant customers of the Electronic Information and Communication Systems segment. Future operating results will continue to substantially depend on the success of the largest customers and our relationships with them. Orders from these customers are subject to fluctuation and may be reduced materially. Any reduction or delay in sales of products to one or more of these customers could significantly harm our business. Our operating results will also depend onour ability to successfully develop relationships with additional key customers. We cannot assure you that we will retain our largest customers or that we will be able to recruit additional key customers.

Increases in raw material costs could adversely impact our financial condition and operating results.

        We purchase raw materials from various suppliers. While all raw materials are available from numerous sources, commodity raw materials are subject to fluctuations in price. Because raw materials in the aggregate constitute significant components of the cost of goods sold, such fluctuations could have a material adverse effect on our results of operations. In recent years, there have been price increases in plastic resins and steel, which are the basic raw materials used in the manufacture of specialty plastic films and garage door products, respectively. Our ability to pass on to customers increases in raw material prices is limited due to customer supply arrangements and competitive pricing pressure, and there is generally a time lag between increased costs and implementation of related price increases. We have not always been able to increase our prices to fully recoup our increased costs. In addition, sharp increases in raw material prices are more difficult to pass through to our customers in a short period of time and may negatively affect our short-term financial performance.

Trends in the baby diaper market will directly impact our business.

        Recent trends have been for baby diaper manufacturers to specify thinner plastic films for use in their products. This trend has generally resulted in Specialty Plastic Films incurring costs to redesign and reengineer its own products to accommodate the specification change. This has had the effect of reducing our revenue due to lower plastic film content in products sold. Such decreases, or our failure to meet changing customer specifications, could result in a decline in our revenues and profits that may have a material adverse effect on our business, operating results, financial condition and prospects.

The Electronic Information and Communication Systems business depends heavily upon government contracts.

        The Electronic Information and Communication Systems business sells products to the U.S. government primarily as a subcontractor. We are generally a first-tier supplier to prime contractors in the defense industry, such as Boeing, Lockheed Martin and Northrop Grumman. In the fiscal year ended September 30, 2008, U.S. government contracts and subcontracts accounted for approximately 20% of our total net sales from continuing operations. Contracts involving the U.S. government may include various risks, including:

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

  •
  our failure to observe and comply with government business practice and procurement regulations such that we could be suspended or barred from bidding on or receiving awards of new government contracts;

  •
  the failure of the government to exercise options for additional work provided for in the contracts; and

  •
  the government's right, in certain circumstances, to freely use technology developed under these contracts.

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

        The markets for Specialty Plastic Films and Electronic Information and Communication Systems businesses are characterized by rapid technological change, evolving industry standards and continuous improvements in products. Due to constant changes in these markets, future success depends on our ability to develop new technologies, products, processes and product applications.

        We develop technologies and products through internally-funded research and development and strategic partnerships with our customers. Because it is generally not possible to predict the amount of time required and the costs involved in achieving certain research and development objectives, actual development costs may exceed budgeted amounts and estimated product development schedules may be extended. Our business, financial condition and results of operations may be materially and adversely affected if:

  •
  we are unable to improve our existing products on a timely basis;

  •
  new products are not introduced on a timely basis or do not achieve sufficient market penetration;

  •
  we incur budget overruns or delays in research and development efforts; or

  •
  new products experience reliability or quality problems.

We may be unable to implement our acquisition growth strategy, and failure to manage our acquisition strategy properly may result in added expenses to our company without a commensurate increase in revenues and divert our management's attention.

        As part of our plan to grow our business, we anticipate making strategic acquisitions of other companies. Our growth may depend on our ability to identify and acquire, on acceptable terms, companies that complement or enhance our business. After our acquisition of any such companies, we will need to properly integrate them into our company. The competition for acquisition candidates is intense and we expect this competition to increase. We cannot give you any assurance that we will identify and successfully compete for appropriate acquisition candidates or complete acquisitions at reasonable purchase prices, in a timely manner or at all. Further, we may not be able to properly integrate such companies into our company. In implementing our acquisition growth strategy, we may encounter:

  •
  costs associated with incomplete or poorly implemented acquisitions;

  •
  expenses, delays and difficulties of integrating acquired companies into our existing organization;

  •
  dilution of the interest of existing stockholders; and

  •
  diversion of management's attention.

        If we are not successful in implementing our acquisition growth strategy, it could have an adverse impact on our results of operations.

There may be unforeseen expenses in connection with our exit from substantially all operating activities of our Installation Services segment.

        As a result of the downturn in the residential housing market and the impact on the Installation Services segment, in May 2008, our Board of Directors approved a plan to exit substantially all operating activities of the Installation Services segment in 2008. We are winding down remaining disposal activities in the first half of fiscal 2009 and do not expect to incur significant expenses in the future. Future net cash outflows to satisfy restructuring liabilities that were accrued as of September 30, 2008 are estimated to range between $7 million and $8 million. Substantially all of such liabilities are expected to be paid within the next twelve months. Such estimates may be exceeded by unforeseen events.

The loss of certain key officers or employees could adversely affect our business.

        The success of our business is materially dependent upon the continued services of certain of key officers and employees. The loss of such key personnel could have a material adverse effect on our business, operating results or financial condition.

Our businesses are subject to seasonal variations.

        Historically, our revenues and income are lowest in the second fiscal quarter ending on March 31 and highest in the fourth fiscal quarter ending September 30. The quarterly operating results fluctuation is mainly due to the seasonality in our Garage Doors business. The primary revenues of our Garage Doors business are driven by residential renovation and construction. Cold weather in the winter months usually reduces the level of building and remodeling activity in both the home improvement and new construction markets and, accordingly, has an adverse effect on the demand for Garage Doors products. Seasonal fluctuation in the demand for Garage Doors products could have a material adverse effect on results of our operations. Because a high percentage of manufacturing overhead and operating expenses are relatively fixed throughout the year, our operating margins have historically been lower in quarters with lower sales. As a result, our operating results and our stock price could be volatile, particularly on a quarterly basis.

We are exposed to a variety of risks relating to international sales and operations, including foreign economic and political conditions and fluctuations in exchange rates.

        We own properties and conducts operations in Europe and South America through our foreign subsidiaries. Sales of our products through foreign subsidiaries accounted for approximately 24% of total net sales from continuing operations for the fiscal year ended September 30, 2008. These foreign sales could be adversely affected by changes in various foreign countries' political and economic conditions, trade protection measures, differing intellectual property rights and changes in regulatory requirements that restrict the sales of our products or increase our costs. Currency fluctuations between the U.S. dollar and the currencies in the foreign countries or regions in which we do business may also have an impact on our future operating results.

We may not be able to protect our proprietary rights.

        We rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality and non-disclosure agreements and other contractual provisions to protect our proprietary rights. Such measures provide only limited protection. We cannot assure that our means of protecting these proprietary rights will be adequate or that competitors will not independently develop similar technologies.

We are exposed to product liability claims.

        We may be the subject of product liability claims in the future relating to the performance of our products or the performance of a product in which any of our products was a component part. There can be no assurance that product liability claims will not be brought against us in the future, either by an injured customer of an end product manufacturer who used one of the products as a component or by a direct purchaser from us. In addition, no assurance can be given that indemnification from customers or coverage under insurance policies will be adequate to cover future product liability claims against us. Moreover, liability insurance is expensive, difficult to maintain and may be unobtainable in the future on acceptable terms. The amount and scope of any insurance coverage may be inadequate if a product liability claim is successfully asserted against us. Furthermore, if any significant claims are made, our business may be adversely affected by any resulting negative publicity.

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

        We can also incur environmental liabilities in respect of sites that we no longer own or operate, as well as third-party sites to which we send hazardous materials. We cannot assure you that material costs or liabilities will not be incurred in connection with such claims. A site in Peekskill in the town of Cortlandt, New York was previously owned and used by two of our subsidiaries. The Peekskill site was sold in December 1982. In 1984, we were advised by the New York State Department of Environmental Conservation ("DEC") that random sampling of the Peekskill site indicated concentrations of solvents and other chemicals common to the operations of our subsidiary that used the site. In May 1996, our subsidiary that formerly owned the site entered into a consent order with the DEC to investigate and remediate environmental conditions at this site, including the performance of a remedial investigation and feasibility study. After completing the initial remedial investigation, the subsidiary has now performed a supplemental remedial investigation under the consent order. Subsequently, an addendum to the supplemental remediation investigation was negotiated and conducted and a further report submitted to the DEC. We believe, based on facts presently known, that the outcome of this matter will not have a material adverse effect on our results of operations and financial condition. We cannot assure you, however, that the discovery of presently unknown environmental conditions, changes in environmental laws and regulations or other unanticipated events will not give rise to claims that may involve material expenditures or liabilities.

Changes in income tax laws and regulations or exposure to additional income tax liabilities could adversely affect profitability.

        We are subject to income taxes in the United States and in various foreign jurisdictions. Domestic and international tax liabilities are subject to the allocation of income among various tax jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in any valuation allowance for deferred tax assets or the amendment or enactment of tax laws. The amount of income taxes paid is subject to ongoing audits by U.S. Federal, state and local tax authorities and also by foreign authorities. If these audits result in assessments different from recorded income tax liabilities, our future financial results may include unfavorable adjustments to income tax expense.

Our compliance with restrictions and covenants in our debt agreements may limit our ability to take corporate actions and harm our business.

        The debt agreements entered into by certain of our subsidiaries contain a number of covenants that restrict their ability to incur additional debt and to pay dividends to us. Under the respective revolving credit agreements, these subsidiaries are also required to comply with specific financial ratios and tests. These subsidiaries may not be able to comply in the future with these covenants or restrictions as a result of events beyond their control, such as prevailing economic, financial and industry conditions or a change in control of our company. If our subsidiary defaults in maintaining compliance with the covenants and restrictions in its debt agreement, its lenders could declare all of the principal and interest amounts outstanding due and payable and terminate their commitments to extend credit to the subsidiary in the future. If the subsidiairy or we are unable to secure credit in the future, our business could be harmed.

Our inability to repurchase outstanding convertible notes as required under the indenture may cause an event of default under other agreements.

        On July 18, 2010, 2013, 2018, as well as upon a change in control, as defined in the indenture, noteholders will have the right to require repurchase of their notes. If our common stock price is below the conversion price of the debenture on the earliest of these dates, we anticipate that noteholders will require us to repurchase their outstanding notes. If we do not have sufficient funds to pay the repurchase price for all of the notes tendered, an event of default under the indenture governing the notes would occur as a result of such failure, which could have a material adverse effect on our company. At September 30, 2008, we had $130 million outstanding of convertible notes. In October 2008, we purchased $35.5 million face value of the notes from certain note holders for $28.4 million.

Our reported earnings per share may be more volatile because of the conversion contingency provision of the notes.

        The outstanding convertible notes are convertible when a "market price" condition is satisfied and also upon the occurrence of other circumstances as more fully described in Note 3 to the Notes to Consolidated Financial Statements. Upon conversion, noteholders will receive at least $1,000 in cash for each $1,000 principal amount of notes presented for conversion. The excess of the value of our common stock that would have been issuable upon conversion over the cash delivered will be paid to noteholders in shares of our common stock. These shares are considered in the calculation of diluted earnings per share and volatility in our stock price could cause these notes to be dilutive in one quarter and not in a subsequent quarter, increasing the volatility of fully diluted earnings per share.

We may be unable to raise additional financing if needed.

        We may need to raise additional funds in the future in order to implement our business plan, to refinance our debt or to acquire businesses or products. Any required additional financing may be unavailable on terms favorable to us, or at all, due to the uncertainties in the current credit market. If we raise additional funds by issuing equity securities, holders of our common stock may experience significant dilution of their ownership interest and these securities may have rights senior to those of the holders of our common stock.

Our indebtedness and interest expense could limit our cash flow and adversely affect our operations and our ability to make full payment on our outstanding notes.

        Our indebtedness poses risks to our business, including the risks that:

  •
  we could use a substantial portion of its consolidated cash flow from operations to pay principal and interest on its debt, thereby reducing the funds available for working capital, capital expenditures, acquisitions, product development and other general corporate purposes;

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

        The issuance of additional equity securities or securities convertible into equity securities would result in dilution of our existing stockholders' equity interests. We are authorized to issue, without stockholder approval, 3,000,000 shares of preferred stock in one or more series, which may give other stockholders dividend, conversion, voting, and liquidation rights, among other rights, which may be superior to the rights of holders of our common stock. Our Board of Directors has the authority to issue, without vote or action of stockholders, shares of preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common stock. Our Board of Directors has no present intention of issuing any such preferred stock, but reserves the right to do so in the future. In addition, we are authorized to issue, without stockholder approval, up to 85,000,000 shares of common stock, of which approximately 58,655,000 shares were outstanding as of September 30, 2008. We are also authorized to issue, without stockholder approval, securities convertible into either shares of common stock or preferred stock.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        The Company occupies approximately 4,800,000 square feet of general office, factory and warehouse space throughout the United States, Germany and Brazil. For a description of the encumbrances on certain of these properties, see Note 3 to the Company's Notes to Consolidated Financial Statements. The following table sets forth certain information related to the Company's major facilities:

Location	Business Segment	Primary Use	Approximate Square Footage	Owned or Leased
Jericho, NY	Corporate Headquarters	Office	10,000	Leased
Farmingdale, NY	Electronic Information and Communication Systems	Manufacturing and research and development	193,000	Owned
Huntington, NY	Electronic Information and Communication Systems	Manufacturing	94,000 55,000	Owned Leased
Melville, NY	Electronic Information and Communication Systems	Manufacturing	25,000	Leased
Columbia, MD	Electronic Information and Communication Systems	Engineering	25,000	Leased
Gardena, CA	Electronic Information and Communication Systems	Repairs	10,000	Leased
Stockholm, Sweden	Electronic Information and Communication Systems	Manufacturing/ Engineering	22,000	Leased
Mason, OH	Garage Doors Specialty Plastic Films	Office and research and development	131,000	Owned
Aschersleben, Germany	Specialty Plastic Films	Manufacturing	289,000	Owned
Dombühl, Germany	Specialty Plastic Films	Manufacturing	124,000	Owned
Augusta, KY	Specialty Plastic Films	Manufacturing	275,000	Owned
Nashville, TN	Specialty Plastic Films	Manufacturing	210,000 150,000	Owned Leased
Jundiai, Brazil	Specialty Plastic Films	Manufacturing	88,000	Owned
Troy, OH	Garage Doors	Manufacturing	867,000	Leased
Russia, OH	Garage Doors	Manufacturing	339,000	Owned
Baldwin, WI	Garage Doors	Manufacturing	155,000	Leased
Auburn, WA	Garage Doors	Manufacturing	123,000	Leased

        The Company also leases approximately 1,900,000 square feet of space for the Garage Doors distribution centers in numerous facilities throughout the United States.

        The Company has minimum annual rental commitments under real estate leases of approximately $12 million. The majority of the leases have escalation clauses related to increases in real property taxes on the leased property and some for cost of living adjustments. Certain of the leases have renewal and purchase options.

        In fiscal 2006, the Company acquired a manufacturing facility for the Garage Doors segment in Troy, Ohio. In fiscal 2007, the Company entered into a capital lease for this facility. The plants and equipment of the Company are believed to contain sufficient space for current and presently foreseeable needs.

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

        Subsequently, the Company was advised by the DEC that random sampling at the Peekskill Site and in a creek near the Peekskill Site indicated concentrations of solvents and other chemicals common to Lightron's prior plating operations. ISC Properties, Inc. then entered into a consent order with the DEC in 1996 (the "Consent Order") to perform a remedial investigation and prepare a feasibility study. After completing the initial remedial investigation pursuant to the Consent Order, ISC Properties, Inc. was required by the DEC to conduct a supplemental remedial investigation under the Consent Order. In or about August 2004, a report was submitted to the DEC of the findings under the supplemental remedial investigation. Subsequently, an addendum to the supplemental remediation investigation was negotiated and conducted and a further report submitted to the DEC. A soil vapor investigation report that contained the findings of a soil vapor investigation conducted at the Site under the Consent Order was submitted in July 2007 to, and accepted in September 2007 by, the DEC. Thereafter, ISC Properties, Inc. submitted to the DEC for its approval, a final draft of all of the Remedial Investigation work performed in connection with, and as required by, the Consent Order. In accordance with the soil vapor investigation work that ISC Properties, Inc. had performed at the Peekskill Site under the Consent Order, ISC Properties, Inc., per the request of the DEC, proposed to, and did undertake to perform one additional one day sampling event in March 2008 in accordance with an approved soil vapor work plan, and a soil vapor investigation report was submitted to DEC in May 2008.

        In March 2008, DEC requested additional, supplemental sampling at the Site, and a Supplemental Investigation Work Plan was submitted to the DEC in April 2008. Based on comments received from the DEC in July 2008, a revised Supplemental Investigation Work Plan was submitted on July 30, 2008 to, was approved subsequently by, the DEC. The work that was required to be performed in accordance with the Supplemental Investigation Work Plan was performed in October 2008 and a report was prepared for submission to the DEC. No feasibility study has yet been performed pursuant to the Consent Order.

        In addition, the Company is subject to various laws and regulations relating to the protection of the environment and is a party to legal proceedings arising in the ordinary course of business. Management believes, based on facts presently known to it, that the resolution of the matter above and such other matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The Company's Common Stock is listed for trading on the New York Stock Exchange under the symbol "GFF". The following table shows for the periods indicated the quarterly range in the high and low sales prices for the Company's Common Stock:

Fiscal Quarter Ended	High	Low
December 31, 2006	26.25	21.46
March 31, 2007	26.10	22.66
June 30, 2007	24.90	21.27
September 30, 2007	22.32	11.97
December 31, 2007	15.82	11.97
March 31, 2008	12.70	7.39
June 30, 2008	11.40	8.38
September 30, 2008	12.70	8.36

        As of December 1, 2008, there were approximately 14,000 recordholders of the Company's Common Stock.

        No cash dividends on Common Stock were declared or paid during the five fiscal years ended September 30, 2008.

  Equity Compensation Plan Information

        The following sets forth information relating to the Company's equity compensation plans as of September 30, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (Column a)	Weighted average exercise price of outstanding options, warrants and rights (Column b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a)) (Column c)
Equity compensation plans approved by security holders(1)	1,006,240	$13.32		974,336
Equity compensation plans not approved by security holders(2)	394,651	$15.27		—

Total	1,400,891	$13.87	(3)	974,336

(1)
Excludes restricted shares issued in connection with the Company's equity compensation plans. The total reflected in Column (c) includes 713,440 shares available for grant as stock options under the Incentive Plan; however, because the number of shares available under the Incentive Plan is reduced by a factor of two-to-one for awards other than stock options, this number would be reduced to 356,720 if all available shares under the Incentive Plan were issued as restricted stock. Accordingly, if all grants under the Incentive Plan were made as restricted stock, the total in Column (c) would be reduced to 617,616. As of September 30, 2008, 475,544 unvested shares of restricted stock have been awarded under the Company's equity compensation plans and remain subject to certain forfeiture conditions.

(2)
The Company's 1998 Employee and Director Stock Option Plan is the only option plan which was not approved by the Company's stockholders. The Employee and Director Stock Option Plan expired in February 2008.

(3)
On October 1, 2008, the Company's Chief Executive Officer was awarded a stock option grant for 350,000 shares with an above-market exercise price of $20.00 per share. If such grant were included in the above table, the weighted average exercise price set forth in Column (b) would increase to $15.10 and the weighted average life of the outstanding options would increase from 4.46 years to 5.57 years.

PERFORMANCE GRAPH

        The following graph sets forth the cumulative total return to our stockholders during the five years ended September 30, 2008, as well as an overall stock market (S&P SmallCap 600 Index) and our peer group index (Dow Jones U.S. Diversified Industrials Index).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Griffon Corporation, The S&P Smallcap 600 Index
And The Dow Jones US Diversified Industrials Index

* $100 invested on 9/30/03 in stock & index—including reinvestment of dividends. Fiscal year ending September 30.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of shares that may yet be Purchased under the Plans or Programs
July 1 - 31, 2008	—	—	—	1,366,295
August 1 - 31, 2008	—	—	—	1,366,295
September 1 - 30, 2008	—	—	—	1,366,295

Total	—		—

(1)
The Company's stock buyback program has been in effect since 1993, under which a total of approximately 17.2 million shares have been purchased for approximately $234 million. There is no time limit on the repurchases to be made under the plan. Shares purchased apart from publicly announced programs were in connection with the cashless exercise of stock options.

Item 6.    Selected Financial Data

(in thousands, except per share data)	2008	2007	2006	2005	2004
Net sales from continuing operations	$1,269,305	$1,365,729	$1,327,735	$1,132,382	$1,114,891

Income from continuing operations	$88	$28,165	$45,856	$42,980	$46,528
Income (loss) from discontinued operations	(40,591)	(6,086)	5,930	5,833	7,331

Net income (loss)	$(40,503)	$22,079	$51,786	$48,813	$53,859

Earnings (loss) per share:
Basic:
Continuing operations	$.00	$.87	$1.42	$1.33	$1.45
Discontinued operations	(1.24)	(.19)	.18	.18	.22

	$(1.24)	$.68	$1.60	$1.51	$1.67

Diluted:
Continuing operations	$.00	$.84	$1.36	$1.27	$1.37
Discontinued operations	(1.24)	(.19)	.17	.17	.21

	$(1.24)	$.65	$1.53	$1.44	$1.58

Total assets	$1,171,566	$959,858	$928,214	$851,427	$749,516

Long-term obligations	$230,930	$229,438	$209,228	$196,540	$154,445

 Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

        Net sales from continuing operations for the fiscal year ended September 30, 2008 were $1.27 billion, compared to $1.37 billion in fiscal 2007. Income from continuing operations, which was significantly impacted by a non-cash goodwill write-off taken in the fourth quarter of fiscal 2008 of $12.9 million in the Garage Doors segment, was $.1 million, or nil per diluted share, for the year compared to $28.2 million, or $.84 per diluted share, last year. Loss from discontinued operations for fiscal 2008 was $40.6 million, or $1.24 per diluted share, compared to $6.1 million, or $.19 per diluted share, last year. Net loss for fiscal 2008 was $40.5 million, or $1.24 per diluted share, compared to net income of $22.1 million, or $.65 per diluted share, last year.

        The fourth-quarter non-cash goodwill write-off is not tax deductible, resulting in an increase in the Company's effective tax rate from continuing operations for the fiscal year ended September 30, 2008.

        In September 2008, the Company received $241.3 million of gross proceeds from the first closing of its rights offering and the closing of the related investments by GS Direct and by the Company's Chief Executive Officer. An additional $5.3 million of rights offering proceeds were received in October 2008 in connection with the second and final closing of the rights offering, after which the rights offering was terminated. The Company intends to use the proceeds for general corporate purposes and to fund future growth.

        The Electronic Information and Communications Systems segment was impacted in fiscal 2008 by the anticipated wind down of contract work from the Warlock-Duke program with Syracuse Research Corporation (SRC) in late fiscal 2007. The SRC program contributed revenues of $190.1 million in fiscal 2007, while producing revenues of $18.1 million in fiscal 2008. However, the segment's other programs continue to expand and funded backlog was approximately $335 million at September 30, 2008. Excluding the impact of the SRC contracts in the respective fiscal-year periods, core business sales grew by approximately $66.4 million, or 24%. The Electronic Information and Communications Systems segment was awarded contracts in excess of $400 million for the MH-60 program that are expected to be incrementally funded over the next several years. Based on these contract awards, this program is anticipated to generate revenues at a run rate of approximately $100 million per year for the next several years.

        The Company's Garage Doors segment results were impacted by the sustained downturn in the residential housing and credit markets, with sales and operating profits decreasing from the prior-year period. As previously stated, operating results were significantly impacted by the $12.9 million non-cash goodwill write-off. Such goodwill write-off does not affect the Company's cash position, cash flow from operating activities, credit availability or liquidity and will not have any affect on the Company's future operations. The segment continues to be challenged by the trends in market conditions and the outlook for 2009. According to the National Association of Home Builders, current data compared to the prior fiscal year show new home starts down 31%, new home sales down 33% and a 10.4-month supply of new homes. Existing home sales are flat and the inventory of existing homes is is also flat at a 10-month supply. The segment remains committed to retaining its customer base and, where possible, growing market share to offset the shrinking market. Steel costs, a key component of garage doors, rose considerably in fiscal 2008 and adversely impacted results. Selling prices were increased during the fiscal year, partially offsetting rising costs. As a result of the Company's decision to exit the Installation Services business (see below), two Installation Services units were transferred into the Garage Doors segment. All periods presented herein have been recasted to include the operating results of these two units in the Garage Doors segment.

        The Specialty Plastic Films segment had increases in sales of 15% and increases in operating profit of 19% in fiscal 2008. The segment's operating results were favorably impacted by growth in its elastics program, resulting in an improved product mix, operational efficiencies in its foreign facilities and favorable foreign currency translation adjustments. These results were unfavorably affected by significant reductions in pricing to a major customer as a result of continued product alterations and competitive factors, as well as the adverse impact of rising resin costs. Over the past several years, the segment has been successful in diversifying its customer portfolio. In 2009, the segment is optimistic that their progress on cost reduction programs and product mix should result in further improved performance, but expects to be challenged with new product roll-outs.

Discontinued Operations—Installation Services segment

        As a result of the downturn in the residential housing market and the impact on the Installation Services segment, in May 2008, the Company's Board of Directors approved a plan to exit substantially all operating activities of the Installation Services segment in 2008. Certain operating units in the Installation Services segment were closed during the second and third quarters, two units were transferred into the Garage Doors segment (as noted above), others were sold during the third quarter and the remaining operating units in Las Vegas and Phoenix were sold in the fourth quarter of fiscal 2008. Net sales of discontinued operations were $109.4 million, $250.9 million and $308.8 million for the years ended September 30, 2008, 2007 and 2006, respectively. Disposal costs related to the Installation Services segment included in its operating results were $43.1 million for fiscal 2008. The Company is winding down remaining disposal activities in the first half of fiscal 2009 and does not expect to incur significant expenses in the future. Future net cash outflows to satisfy liabilities that were accrued as of September 30, 2008 are estimated to range between $7 million and $8 million. Substantially all of such liabilities are expected to be paid within the next twelve months, and the Installation Services segment is excluded from segment reporting.

RESULTS OF OPERATIONS

Fiscal 2008 Compared to Fiscal 2007

        Operating results from continuing operations (in thousands) by business segment were as follows:

	Net Sales		Operating Profit
	2008	2007	2008	2007
Electronic Information and Communication Systems	$366,288	$472,549	$32,737	$45,888
Garage Doors(1)	435,321	486,606	(17,444)	7,117
Specialty Plastic Films	467,696	406,574	20,620	17,263

	$1,269,305	$1,365,729	$35,913	$70,268

(1)
Operating profit of Garage Doors was significantly impacted by the write-off of goodwill of $12.9 million in 2008.

Electronic Information and Communication Systems

        Net sales of the Electronic Information and Communication Systems segment decreased $106.3 million, or 22.5%, compared to last year. The sales decrease was attributable to the wind down in late fiscal 2007 of substantial contracts with SRC, as anticipated. Partially offsetting this decrease was revenue growth in the segment's core business of $66.4 million, or 23.6%, related to new and expanded programs.

        Gross profit of the Electronic Information and Communication Systems segment decreased by $9.3 million compared to last year. However, gross margin percentage increased to 21.5% from 18.7% last year, principally due to a favorable program mix, as the margin on the SRC contracts was lower than the average margin on other contracts. SG&A expenses increased $3.7 million compared to last year and increased, as a percentage of sales, to 12.8% compared to 9.1% last year. The increase in SG&A is primarily due to expenditures associated with product engineering and enhancement, as well as increases in expenses related to certain sales and marketing related efforts. Operating profit of the

Electronic Information and Communication Systems segment decreased $13.2 million, or 28.7%, principally due to the substantial revenue decline attributable to the SRC contracts noted above.

Garage Doors

        Net sales of the Garage Doors segment decreased by $51.3 million, or 10.5%, compared to last year primarily due to the effects of the weak residential housing market. The decline in unit sales was partially offset by higher selling prices to pass through rising material and freight costs, a favorable product mix, and a decrease in customer returns and deductions.

        Gross profit of the Garage Doors segment decreased by $16.5 million compared to last year. Gross margin percentage, increased to 28.3% from 28.2% last year, primarily due to the operating efficiencies derived from the closure of the Tempe, AZ facility and other headcount and cost reductions, lower customer returns and deductions, partially offset by reduced sales volume and associated plant efficiency loss and lower margins from the businesses transferred from the Installation Services segment. SG&A expenses were approximately $5.0 million lower than last year but, as a percentage of sales, increased to 28.8% from 26.3% last year due to the sales decrease. The operating loss of Garage Doors was further impacted by the write-off of its goodwill of $12.9 million. Operating profit of the Garage Doors segment decreased by $24.6 million compared to last year, resulting in an operating loss.

Specialty Plastic Films

        Net sales of the Specialty Plastic Films segment increased $61.1 million, or 15.0%, compared to last year. The increase was principally due to a favorable product mix in North America, the impact of increased selling prices due to the rising cost of resin and the favorable impact of exchange rates on translated foreign sales, partially offset by lower selling prices to a major customer associated with a multi-year contract and lower volumes in Europe.

        Gross profit of the Specialty Plastic Films segment increased by $3.8 million, or 6.0%, compared to last year. Gross margin percentage decreased to 14.3% from 15.5% last year. The effect of higher resin costs not fully recovered in increased selling prices and lower unit volumes negatively affected margins, which were partially offset by a favorable product mix in North America and Brazil and manufacturing efficiencies in Europe and Brazil. SG&A expenses were flat from last year and, as a percentage of sales, decreased to 10.3% from 11.9% last year due to the sales increase. Operating profit of the Specialty Plastic Films segment increased $3.4 million, or 19.4%, compared to last year.

Interest Expense

        Interest expense decreased by $1 million compared to 2007 principally due to lower levels of outstanding borrowings and lower average borrowing rates during the year.

Provision (benefit) for income taxes

        The Company's overall effective tax rate when combining results from continuing and discontinued operations was approximately 30.2%, reported as a net benefit, compared to 30.2%, reported as a net provision, last year. The rate change was principally due to the Company's current-year loss position and the ability to derive benefit from this loss, as well as additional benefit derived from the reversal of certain reserves of approximately $11.4 million in connection with closed tax years and the settlement of certain tax examinations included in the calculation of the tax rate for fiscal 2008. The benefit rate was partially offset by the non-deductability of the goodwill write-off and the inability to utilize certain foreign tax credits related to certain dividends paid by foreign subsidiairies. The prior-year tax provision rate was principally related to differences in the mix of income in lower, foreign tax jurisdictions, partially offset by a benefit derived from closed tax years.

Discontinued operations—Installation Services

        Net sales of the Installation Services' operating units were $109.4 million and $250.9 million for fiscal 2008 and 2007, respectively. Net sales of the Installation Services segment decreased $141.5 attributed to overall weakness in the residential construction market and closure or sale of operating units that resulted from the Company's decision to exit the segment in fiscal 2008. Operating loss of the Installation Services' operating units was $62.4 million and $9.8 million for fiscal 2008 and 2007, respectively.

Fiscal 2007 Compared to Fiscal 2006

        Operating results from continuing operations (in thousands) by business segment were as follows:

	Net Sales		Operating Profit
	2007	2006	2007	2006
Electronic Information and Communication Systems	$472,549	$387,437	$45,888	$39,609
Garage Doors	486,606	558,925	7,117	42,493
Specialty Plastic Films	406,574	381,373	17,263	15,450

	$1,365,729	$1,327,735	$70,268	$97,552

Electronic Information and Communication Systems

        Net sales of the Electronic Information and Communication Systems segment increased $85.1 million compared to last year primarily from an SRC contract revenue increase of $47 million and MH-60 program revenue of $31 million.

        Gross profit of the Electronic Information and Communication Systems segment increased $13.1 million compared to last year. Gross margin percentage decreased to 18.7% from 19.4% last year, principally due to lower margins on the SRC contract. Selling, general and administrative expenses increased approximately $7 million over last year but, as a percentage of sales, was 9.1% compared to 9.4% last year due to the sales growth. Operating profit of the Electronic Information and Communication Systems segment increased $6.3 million compared to last year.

Garage Doors

        Net sales of the Garage Doors segment decreased by $72.3 million compared to 2006. The sales decrease was principally due to lower sales volumes to dealers and retailers, partially offset by higher selling prices that passed on the effect of higher raw material costs to customers, favorable product mix and improved product quality that resulted in decreased customer deductions.

        Gross profit of the Garage Doors segment decreased $36.5 million compared to last year. Gross margin percentage was 28.2% in 2007 compared to 30.8% in 2006, reflecting lower sales volume which resulted in less overhead absorption and increased material costs. Selling, general and administrative expenses decreased approximately $1.2 million from 2006, as lower freight and distribution costs were partially offset by costs associated with the closure of a manufacturing facility in Tempe, Arizona and the movement of a production line from Tempe to Troy, Ohio. As a percentage of sales, selling, general and administrative expenses were 26.3% in 2007 compared to 23.5% in 2006. Operating profit of the Garage Doors segment decreased $35.4 million compared to last year.

Specialty Plastic Films

        Net sales of the Specialty Plastic Films segment increased $25.2 million compared to last year. The increase reflects higher unit volumes principally related to strong European volume and sales of the new, elastic laminates product in North America, the effect of selling price adjustments to partially pass increased raw material costs to customers, and the impact of a weaker U.S. dollar on translated sales, offset in part by lower selling prices to the segment's major customer, unfavorable product mix and the timing of development cost reimbursements.

        Gross profit of the Specialty Plastic Films segment decreased $2.8 million compared to last year. Gross margin percentage decreased to 15.5% from 17.2% last year primarily due to the lower selling prices to the segments major customer. The decrease in gross profit was primarily attributable to lower selling prices to the segment's major customer, partially offset by higher unit sales volume, the impact of resin price and cost fluctuations, the weaker U.S. dollar and its impact on foreign sales, profit contribution of new products and lower operational expenses. Selling, general and administrative expenses decreased $4 million compared to last year principally due to the elimination of start-up costs related to the Brazilian facility and lower costs due to a reduction in force at the end of 2006. As a percentage of sales, selling, general and administrative expenses were 11.9% in 2007 compared to 13.7% last year. Operating profit of the Specialty Plastic Films segment increased $1.8 million compared to last year.

Interest Expense

        Interest expense increased by $2 million compared to 2006 principally due to higher levels of outstanding borrowings throughout the year.

Provision for income taxes

        The provision for income taxes from continuing operations for the fiscal year ended September 30, 2007 reflects a rate that is lower than the statutory United States and applicable foreign tax rates primarily due to a reversal of approximately $1.4 million of estimated income tax liabilities in connection with closed tax years and a statutory tax rate change in Germany that caused an adjustment in the valuation of net deferred tax liabilities of approximately $1 million.

Discontinued operations—Installation Services

        Net sales of the Installation Services operating units were $250.9 million and $308.8 million for fiscal 2007 and 2006, respectively. Net sales of the Installation Services segment decreased $57.9 million compared to last year. The lower sales was primarily attributed to decreased revenue in the Las Vegas and Atlanta markets resulting from a decline in flooring, fireplace, garage door and appliance installations sales offset by cabinet sale gains attributable to the cabinet installation Company acquisition.

        Gross profit of the Installation Services segment decreased $14.2 million compared to last year, reflecting lower unit volumes. Gross margin percentage increased to 29.7% from 29.2% last year due to improved sales mix and higher margins from the cabinet installation company acquisition. Selling, general and administrative expenses increased approximately $3.6 million due primarily to expenses from the cabinet installation company acquisition and additional bad debt expense due to increased risk in accounts receivable related to the impact of the general market decline. As a percentage of sales, selling, general and administrative expenses were 33.6% in 2007 compared to 26.1% in 2006. Operating profit (loss) of the Installation Services segment was $(9.8) million and $9.6 million for fiscal 2007 and 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        Cash flows generated by continuing operations for fiscal 2008 were $86.0 million compared to $59.7 million last year. Working capital increased to $562.1 million at September 30, 2008 compared to $354.2 million last year, primarily as a result of proceeds from the rights offering concluded in September 2008. Operating cash flows from continuing operations were principally the result of decreased accounts receivable and increased accounts payable, partially offset by increased inventories and increased prepaid expenses and other current assets.

        During fiscal 2008, the Company used cash from investing activities of continuing operations of $49.4 million compared to $41.2 million last year. The Company had capital expenditures of approximately $53.1 million, primarily related to the financing of existing maturing lease obligations for certain property, plant and equipment (see below).

        During fiscal 2008, the Company provided cash from financing activities of continuing operations of $231.4 million. Financing cash flows primarily relate to net cash proceeds received of $234.2 million provided from the issuance of shares of common stock pursuant to a rights offering (see below). Uses of cash included treasury stock purchases of $579,000 to acquire 40,900 shares of the Company's common stock. Approximately 1.4 million shares of common stock are available for purchase pursuant to the Company's stock buyback program and additional purchases, including pursuant to a 10b5-1 plan, may be made, depending upon market conditions and other factors, at prices deemed appropriate by management.

        In August 2008, the Company's Board of Directors authorized a 20 million share common stock rights offering to its shareholders in order to raise equity capital for general corporate purposes and to fund future growth. The rights had an exercise price of $8.50 per share. In conjunction with the rights offering, GS Direct agreed to back stop the rights offering by purchasing, on the same terms, any and all shares not subscribed through the exercise of rights. GS Direct also agreed to purchase additional shares of common stock at the rights offering price if it did not acquire a minimum of 10 million shares of common stock as a result of its back stop commitment. In September 2008, the Company received $241.3 million of gross proceeds from the first closing of its rights offering and the closing of the related investments by GS Direct and by Ronald Kramer, the Company's Chief Executive Officer. An additional $5.3 million of rights offering proceeds were received in October 2008 in connection with the second and final closing of the rights offering, after which the rights offering was terminated.

        In June 2008, Clopay Building Products Company, Inc. ("BPC") and Clopay Plastic Products Company, Inc. ("PPC"), each a wholly-owned subsidiary of the Company, entered into a credit agreement for their domestic operations with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which the lenders agreed to provide a five-year, senior secured revolving credit facility of $100 million (the "Clopay Credit Agreement"). Availability under the credit facility is based upon certain eligible accounts receivable, inventory, cash and cash equivalents and property, plant and equipment. Commitments under the Clopay Credit Agreement may be increased by up to an additional $50 million under certain circumstances. Borrowings under the Clopay Credit Agreement bear interest at rates based upon LIBOR or the prime rate and are collateralized by the stock and assets of BPC and PPC and the stock of their subsidiaries. The Clopay Credit Agreement contains certain restrictive and financial covenants, certain of which are only subject to compliance if borrowing availability falls below a certain level. Upon the occurrence of certain events of default specified in the Clopay Credit Agreement, amounts due under the agreement may be declared immediately due and payable. Proceeds of a $33 million initial draw under this facility were primarily used to finance existing maturing lease obligations. At September 30, 2008, $33.9 million was outstanding under the Clopay Credit Agreement and approximately $42.9 million was available for borrowing. BPC and PPC were in compliance with all of their financial covenants under the Clopay Credit Agreement at September 30, 2008.

        In March 2008, Telephonics Corporation ("Telephonics"), a wholly-owned subsidiary of the Company, entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which the lenders agreed to provide a five-year, revolving credit facility of $100 million (the "Telephonics Credit Agreement"). Commitments under the Telephonics Credit Agreement may be increased by up to an additional $50 million under certain circumstances. Borrowings under the Telephonics Credit Agreement bear interest at rates based upon LIBOR or the prime rate and are collateralized by the stock and assets of Telephonics and the stock of Telephonics' subsidiaries pursuant to a Guarantee and Collateral Agreement made by Gritel Holding Co., Inc., a subsidiary of the Company newly-formed at the time and the parent of Telephonics, and Telephonics in favor of the lenders. The Telephonics Credit Agreement contains certain restrictive and financial covenants. Upon the occurrence of certain events of default specified in the Telephonics Credit Agreement, amounts due under the Telephonics Credit Agreement may be declared immediately due and payable. Proceeds of a $50 million initial draw under this facility, together with internal cash of the Company, were used to repay $62.5 million of outstanding debt under the Company's Amended and Restated Credit Agreement, dated as of December 20, 2006, as amended, among the Company, Telephonics, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, at which time such Amended and Restated Credit Agreement was terminated. At September 30, 2008, $44.5 million was outstanding under the Telephonics Credit Agreement and approximately $51.5 million was available for borrowing. Telephonics was in compliance with all of its financial covenants under the Telephonics Credit Agreement at September 30, 2008.

        The Telephonics Credit Agreement and the Clopay Credit Agreement include various sublimits for standby letters of credit. At September 30, 2008, there were approximately $17 million of aggregate standby letters of credit outstanding under these credit facilities. These credit agreements limit dividends and advances that these subsidiaries may pay to the parent Company. The agreements permit the payment of income taxes, overhead and expenses, with dividends or advances in excess of these amounts being limited based on (a) with respect to the Clopay Credit Agreement, maintaining certain minimum availability under the loan agreement or (b) with respect to the Telephonics Credit Agreement, compliance with certain conditions and limited to an annual maximum.

        At September 30, 2008, the Company had $130 million outstanding of 4% convertible subordinated notes due 2023 (the "Notes"). Holders of the Notes may require the Company to repurchase all or a portion of their Notes on July 18, 2010, 2013 and 2018, as well as upon a change in control. If our common stock price is below the conversion price of the debenture on the earliest of these dates, we anticipate that noteholders will require us to repurchase their outstanding notes. In October 2008, the Company purchased $35.5 million face value of the Notes from certain Noteholders for $28.4 million. This will result in a pre-tax gain from the early extinguishment of debt of approximately $7 million in the first quarter of fiscal 2009. Such $35.5 million face value of the Notes has remained classified as long-term debt in the accompanying consolidated balance sheet at September 30, 2008.

        The Company's Employee Stock Ownership Plan ("ESOP") has a loan agreement guaranteed by the Company, the proceeds of which were used to purchase equity securities of the Company. The loan bears interest at rates based upon the prime rate or LIBOR In addition, the ESOP had a $5 million line of credit that expired on October 31, 2008. In September 2008, $630,000 was drawn under the ESOP line of credit to purchase equity securities associated with the rights offering and was outstanding at September 30, 2008. In October 2008, the remaining balance of the available ESOP line of credit was drawn for the purpose of purchasing additional equity securities in the Company. In accordance with the terms of the ESOP line of credit agreement, the $5 million outstanding at October 31, 2008 was refinanced along with the balance of the then outstanding ESOP loan amount of $1.25 million. The new ESOP loan provides for quarterly payments of principal and interest through September 2012, at which time the balance of the loan of approximately $3.9 million will be payable. The $630,000 outstanding on the ESOP line of credit at September 30, 2008 has been classified as long-term debt in the accompanying consolidated balance sheet at that date.

        In May 2008, the Company's Board of Directors approved a plan to exit substantially all operating activities of the Installation Services segment in 2008. In the third quarter of fiscal 2008, the Company sold nine units to one buyer, closed one unit and merged two units into its Garage Doors segment. In the fourth quarter of fiscal 2008, the Company sold its two remaining units in Phoenix and Las Vegas. The Company recorded aggregate disposal costs of $43.7 million in fiscal 2008. The Company is winding down remaining disposal activities in the first half of fiscal 2009 and does not expect to incur significant expenses in the future. Future net cash outflows to satisfy liabilities that were accrued as of September 30, 2008 are estimated to range between $7 million and $8 million. Substantially all of such liabilities are expected to be paid within the next twelve months.

        During fiscal 2008, the Company used cash from operating activities of discontinued operations of $5.4 million. During fiscal 2008, cash provided from investing activities of discontinued operations was $5.5 million, primarily from the proceeds from the sale of certain assets.

        Anticipated cash flows from operations, together with existing cash and cash equivalents, bank lines of credit and lease line availability, should be adequate to finance presently anticipated working capital and capital expenditure requirements and to repay long-term debt as it matures.

Contractual Obligations

        At September 30, 2008, payments to be made pursuant to significant contractual obligations are as follows:

(in thousands) Year	Purchase Obligations(1)	Capital Expenditures	Capitalized Leases	Operating Leases	Debt Repayments(2)	Interest	Total
2009	$110,842	$3,333	$1,536	$22,000	$1,479	$9,135	$148,325
2010	2,872	—	1,582	15,000	131,594	7,828	158,876
2011	325	—	1,435	11,000	1,518	2,137	16,415
2012	—	—	1,438	8,000	4,710	1,532	15,680
2013	—	—	1,432	5,000	79,772	697	86,901
Thereafter	—	—	11,632	1,000	13,336	2,471	28,439

(1)
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

(2)
At September 30, 2008, the Company had outstanding $130 million of 4% convertible subordinated notes due 2023 (the "Notes"). Holders of the Notes may require the Company to repurchase all or a portion of their Notes on July 18, 2010, 2013 and 2018, and upon a change in control. In October 2008, the Company purchased $35.5 million face value of the Notes from certain Noteholders for $28.4 million. This will result in a pre-tax gain from the early extinguishment of debt of approximately $7 million in the first quarter of fiscal 2009. However, for purposes of the tabular presentation above, the full amount of $130 million outstanding at September 30, 2008 is presented as this transaction was neither contemplated or intitated at September 30, 2008. In addition, the Company is presenting the due date for the amount due on the $130 million in 2010, the first due date that the Noteholders can require the Company to repurchase the Notes.

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

        Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventory valuation requires the Company to use judgment to estimate any necessary allowances for excess, slow-moving and obsolete inventory, which estimates are based on assessments about future demands, market conditions and management actions.

        The Company sponsors several defined benefit pension plans. The amount of the Company's liability for pension benefits and the amount of pension expense recognized in the financial statements is determined using actuarial assumptions such as the discount rate, the long-term rate of return on plan assets and the rate of compensation increases. Judgment is required to annually determine the rates to be used in performing the actuarial calculations. The Company evaluates these assumptions with its actuarial and investment advisors and believes that they are within accepted industry ranges. In 2008, the discount rate was raised to reflect current market conditions.

        Upon acquisition, the excess of cost over the fair value of an acquired business' net assets is recorded as goodwill. Annually, in its fourth fiscal quarter, the Company evaluates goodwill for impairment by comparing the carrying value of its operating units to estimates of the related operation's fair values. An evaluation would also be performed if an event occurs or circumstances change such that the estimated fair value of the Company's operating units would be reduced below its carrying value.

        The Company depreciates property, plant and equipment on a straight-line basis over their estimated useful lives, which are based upon the nature of the assets and their planned use in the Company's operations. Events and circumstances, such as changes in operating plans, technological change or regulatory matters could affect the manner in which long-lived assets are held and used. Judgment is required to establish depreciable lives for operating assets and to evaluate events or circumstances for indications that the value of long-lived assets has been impaired.

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

New Accounting Pronouncements

Adoption of new accounting pronouncements

        In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments—an amendment of Financial Accounting Standards SFAS No. 133 and 140." SFAS No. 155

allows companies to elect to measure at fair value entire financial instruments containing embedded derivatives that would otherwise have to be accounted for separately. It also requires companies to identify interests in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest- and principal-only strips are subject to SFAS No. 133, and amends SFAS No. 140 to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivatives. SFAS No. 155 was effective for the Company for all financial instruments acquired, issued or subject to a remeasurement event after October 1, 2007. The adoption of SFAS 155 did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

        In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets—an amendment of SFAS No. 140." SFAS No. 156 requires the recognition of a servicing asset or liability each time a company undertakes an obligation to service a financial asset in certain situations. It requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practical. SFAS No. 156 was effective for the Compnay on October 1, 2007. The adoption of SFAS 156 did not have a material effect on the Company's financial position, results of operations or cash flows.

        In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 was effective for the Company in its first quarter of fiscal 2008. As such, the Company adopted FIN 48 on October 1, 2007. The cumulative effect of adopting FIN 48 resulted in a favorable adjustment to retained earnings of approximately $4,669 and had no effect on the Company's consolidated results of operations.

Effect of newly issued but not yet effective accounting pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13" ("FSP 157-1") and FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-1 amends SFAS 157 to exclude various accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13, with the exception of assets or liabilities assumed in a business combination that are required to be measured at fair value under SFAS 141 or SFAS 141(R). In October 2008, the FASB issued FASB Staff Position No. 157-3 ("FSP 157-3") which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-1 is effective upon the adoption of SFAS 157. FSP 157-2 defers the effective date of SFAS 157 to the Company's fiscal years beginning October 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of SFAS 157 are effective for the Company's fiscal years beginning October 1, 2008 for financial assets and financial liabilities. The Company does not believe that the adoption of SFAS 157 and FSP 157-1 will have a material effect on its consolidated financial position, results of operations or cash flows. The Company is currently evaluating the impact that the adoption of FSP 157-2 may have on its consolidated financial position, results of operations or cash flows.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115" ("SFAS 159"). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for the Company as of October 1, 2008. The Company does not believe that the adoption of SFAS 159 will have a material effect on its consolidated financial position, results of operations or cash flows.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). The purpose of issuing the statement is to replace current guidance in SFAS 141 to better represent the economic value of a business combination transaction. The changes to be effected with SFAS 141R from the current guidance include, but are not limited to: (1) acquisition costs will be recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired measured at their fair value; all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. The Company does anticipate that the adoption of SFAS 141R will have an impact on the way in which business combinations will be accounted for compared to current practice. SFAS 141R will be effective for any business combinations that occur after October 1, 2009.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way, that is, as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective for the Company as of October 1, 2009. The Company does not believe that the adoption of SFAS 160 will have a material effect on its consolidated financial position, results of operations or cash flows.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133" which enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities"; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. Although early adoption is encouraged, SFAS 161 is effective for the Company as of October 1, 2009. The Company does not believe that the adoption of SFAS 161 will have a material effect on its consolidated financial position, results of operations or cash flows.

        In April 2008, the FASB issued FASB Staff Position No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions that are used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets", and requires enhanced related disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, the Company's fiscal year 2010. The Company is currently in the process of determining the effect, if any, that the adoption of FSP 142-3 may have on its consolidated financial position, results of operations or cash flows.

        In May 2008, the FASB issued Staff Positions APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("APB 14-1") to clarify that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants". Additionally, APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. APB 14-1 is effective for the Company as of October 1, 2009. The Company is currently evaluating the impact that the adoption of APB 14-1 may have on its consolidated financial position, results of operations or cash flows.

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical fact, including, without limitation, statements regarding the Company's financial position, business strategy and the plans and objectives of the Company's management for future operations, are forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identity forward-looking statements by terminology such as "may," "will," "should," "would," "could," "anticipate," "believe," "estimate," "expect," "plan," "intend" or the negative of these expressions or comparable terminology. Such forward-looking statements involve important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, among others: general domestic and international business, financial market and economic conditions; the credit market; the housing market; results of integrating acquired businesses into existing operations; the results of the Company's restructuring and disposal efforts; competitive factors; pricing pressures for resin and steel; and capacity and supply constraints. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

Item 8.    Financial Statements and Supplementary Data

        The financial statements of the Company and its subsidiaries and the report thereon of Grant Thornton LLP are included herein:

  •
  Report of Independent Registered Public Accounting Firm.

  •
  Consolidated Balance Sheets at September 30, 2008 and 2007.

  •
  Consolidated Statements of Operations for the years ended September 30, 2008, 2007 and 2006.

  •
  Consolidated Statements of Cash Flows for the years ended September 30, 2008, 2007 and 2006.

  •
  Consolidated Statements of Shareholders' Equity for the years ended September 30, 2008, 2007 and 2006.

  •
  Notes to Consolidated Financial Statements.

  •
  Schedule I—Condensed Financial Information of Registrant.

  •
  Schedule II—Valuation and Qualifying Accounts.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
 Griffon Corporation

        We have audited the accompanying consolidated balance sheets of Griffon Corporation (a Delaware corporation) and subsidiaries (the "Company") as of September 30, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2008. Our audits of the basic financial statements included the financial statement schedules listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Griffon Corporation and subsidiaries as of September 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 of the notes to consolidated financial statements, the Company has adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, effective October 1, 2007.

        As discussed in Note 5 of the notes to consolidated financial statements, the Company has adopted the recognition and disclosure provisions of Financial Accounting Standards Board Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans: an amendment of FASB Statements No. 87, 88, 106 and 132(R), effective September 30, 2007.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Griffon Corporation and subsidiaries' internal control over financial reporting as of September 30, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 11, 2008 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Melville, New York
December 11, 2008

GRIFFON CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$311,921	$44,747
Accounts receivable, less allowance for doubtful accounts of $5,609 in 2008 and $6,337 in 2007	163,586	172,333
Contract costs and recognized income not yet billed	69,001	77,184
Inventories	167,158	143,962
Prepaid expenses and other current assets	52,430	44,525
Assets of discontinued operations	9,495	66,042

Total current assets	773,591	548,793
PROPERTY, PLANT AND EQUIPMENT, at cost, net of depreciation and amortization	239,003	230,232
COSTS IN EXCESS OF FAIR VALUE OF NET ASSETS OF BUSINESSES ACQUIRED	93,782	108,417
INTANGIBLE ASSETS, net	34,777	38,242
OTHER ASSETS	22,067	17,596
ASSETS OF DISCONTINUED OPERATIONS	8,346	16,578

	$1,171,566	$959,858

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable and current portion of long-term debt	$2,258	$3,392
Accounts payable	129,823	99,007
Accrued liabilities	62,643	60,764
Income taxes	1,807	14,153
Liabilities of discontinued operations	14,917	17,287

Total current liabilities	211,448	194,603
LONG-TERM DEBT	230,930	229,438
OTHER LIABILITIES	59,460	62,429
LIABILITIES OF DISCONTINUED OPERATIONS	10,048	6,449

Total Liabilities	511,886	492,919

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, par value $.25 per share, authorized 3,000,000 shares, no shares issued	—	—
Common stock, par value $.25 per share, authorized 85,000,000 shares, issued 71,095,399 shares in 2008 and 42,328,821 shares in 2007	17,774	10,582
Capital in excess of par value	415,505	180,022
Retained earnings	415,991	461,163
Treasury shares, at cost, 12,440,015 common shares in 2008 and 12,399,115 common shares in 2007	(213,310)	(212,731)
Accumulated other comprehensive income	25,469	29,522
Deferred compensation	(1,749)	(1,619)

Total shareholders' equity	659,680	466,939

	$1,171,566	$959,858

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended September 30,
	2008	2007	2006
Net sales	$1,269,305	$1,365,729	$1,327,735
Cost of sales	996,308	1,071,173	1,007,028

Gross profit	272,997	294,556	320,707
Selling, general and administrative expenses	246,243	243,400	245,112
Impairment of goodwill	12,913	—	—
Restructuring and other related charges	2,610	2,501	—

Total operating expenses	261,766	245,901	245,112

Income from operations	11,231	48,655	75,595

Other income (expense):
Interest expense	(11,532)	(12,508)	(10,492)
Interest income	1,970	2,397	1,780
Other, net	2,713	2,892	2,262

	(6,849)	(7,219)	(6,450)

Income from continuing operations before income taxes	4,382	41,436	69,145
Provision for income taxes	4,294	13,271	23,289

Income from continuing operations before discontinued operations	88	28,165	45,856
Discontinued operations:
Income (loss) from operations of the discontinued Installation Services business	(62,447)	(9,804)	9,553
Provision (benefit) for income taxes	(21,856)	(3,718)	3,623

Income (loss) from discontinued operations	(40,591)	(6,086)	5,930

Net income (loss)	$(40,503)	$22,079	$51,786

Basic earnings (loss) per share:
Continuing operations	$.00	$.87	$1.42
Discontinued operations	(1.24)	(.19)	.18

	$(1.24)	$.68	$1.60

Diluted earnings (loss) per share:
Continuing operations	$.00	$.84	$1.36
Discontinued operations	(1.24)	(.19)	.17

	$(1.24)	$.65	$1.53

Weighted-average shares outstanding—basic	32,667	32,405	32,388

Weighted-average shares outstanding—diluted	32,836	33,357	33,746

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended September 30,
	2008	2007	2006
Cash flows from operating activities—continuing operations:
Net income (loss)	$(40,503)	$22,079	$51,786

Loss (income) from discontinued operations	40,591	6,086	(5,930)
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation and amortization	43,735	40,356	33,974
Impairment of goodwill	12,913	—	—
Stock-based compensation	3,327	2,412	1,711
Provision for losses on accounts receivable	1,089	649	863
Amortization of deferred financing costs	590	—	—
Deferred income taxes	212	(10,004)	(4,012)
Change in assets and liabilities:
(Increase) decrease in accounts receivable and contract costs and recognized income not yet billed	13,585	20,174	(68,557)
(Increase) decrease in inventories	(23,500)	3,651	(12,117)
(Increase) decrease in prepaid expenses and other assets	(12,524)	(141)	739
Increase (decrease) in accounts payable, accrued liabilities and income taxes payable	53,095	(28,458)	21,438
Other changes, net	(6,561)	2,894	(541)

	126,552	37,619	(32,432)

Net cash provided by operating activities—continuing operations	86,049	59,698	19,354

Cash flows from investing activities—continuing operations:
Acquisition of property, plant and equipment	(53,116)	(29,737)	(41,653)
Acquired businesses	(1,829)	(818)	(1,304)
Proceeds from sale of investment	1,000	—	—
(Increase) decrease in equipment lease deposits	4,593	(6,092)	(1,988)
Funds restricted for capital projects	—	(4,521)	—

Net cash used in investing activities—continuing operations	(49,352)	(41,168)	(44,945)

Cash flows from financing activities—continuing operations:
Proceeds from issuance of shares from rights offering	241,344	—	—
Purchase of shares for treasury	(579)	(4,355)	(19,811)
Proceeds from issuance of long-term debt	89,235	47,891	74,000
Payments of long-term debt	(87,785)	(27,650)	(69,892)
Decrease in short-term borrowings	(924)	(5,834)	(398)
Financing costs of rights offering and credit facilities	(10,027)	—	—
Exercise of stock options	—	2,588	2,639
Tax benefit from exercise of stock options	3	1,346	4,136
Distributions to minority interest	—	—	(354)
Other, net	139	271	(179)

Net cash provided by (used in) financing activities— continuing operations	231,406	14,257	(9,859)

Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	(5,410)	5,963	(3,070)
Net cash provided by (used in) investing activities	5,496	(17,184)	(454)

Net cash provided by (used in) discontinued operations	86	(11,221)	(3,524)

Effect of exchange rate changes on cash and cash equivalents	(1,015)	792	700

Net increase (decrease) in cash and cash equivalents	267,174	22,358	(38,274)
Cash and cash equivalents at beginning of year	44,747	22,389	60,663

Cash and cash equivalents at end of year	$311,921	$44,747	$22,389

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$8,303	$9,230	$7,462
Income taxes	$6,207	$22,943	$30,814
Non-cash financing activities:
Stock subscriptions receivable pursuant to rights offering	$5,274	—	—

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended September 30, 2008, 2007 and 2006
(in thousands, except share data)

	COMMON STOCK				TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME
			CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS				DEFERRED COMPENSATION		COMPREHENSIVE INCOME (LOSS)
	SHARES	PAR VALUE			SHARES	COST			Total
Balances, October 1, 2005	40,741,748	$10,186	$151,365	$387,298	10,502,896	$(170,826)	$(13,598)	$(2,471)	$361,954
Foreign currency translation adjustment	—	—	—	—	—	—	8,642	—	8,642	$8,642
Minimum pension liability adjustment	—	—	—	—	—	—	4,550	—	4,550	4,550
Net income	—	—	—	51,786	—	—	—	—	51,786	51,786

Comprehensive income										$64,978

Amortization of deferred compensation	—	—	—	—	—	—	—	549	549
Purchase of treasury shares	—	—	—	—	813,501	(19,811)	—	—	(19,811)
Exercise of stock options	881,307	220	9,632	—	463,065	(11,207)	—	—	(1,355)
Stock-based compensation	—	—	1,591	—	—	—	—	(120)	1,471
Tax benefit from exercise of stock options	—	—	4,136	—	—	—	—	—	4,136
Other	5,004	1	522	—	—	—	—	—	523

Balances, September 30, 2006	41,628,059	10,407	167,246	439,084	11,779,462	(201,844)	(406)	(2,042)	412,445
Foreign currency translation adjustment	—	—	—	—	—	—	28,477	—	28,477	$28,477
Minimum pension liability adjustment	—	—	—	—	—	—	2,972	—	2,972	2,972
Net income	—	—	—	22,079	—	—	—	—	22,079	22,079

Comprehensive income										$53,528

Amortization of deferred compensation	—	—	—	—	—	—	—	543	543
Purchase of treasury shares	—	—	—	—	208,300	(4,355)	—	—	(4,355)
Exercise of stock options	628,307	157	8,731	—	411,353	(6,532)	—	—	2,356
Stock-based compensation	—	—	2,291	—	—	—	—	(120)	2,171
Tax benefit from exercise of stock options	—	—	1,346	—	—	—	—	—	1,346
Impact of the adoption of SFAS No. 158 on September 30, 2007)	—	—	—	—	—	—	(1,521)	—	(1,521)
Other	72,455	18	408	—	—	—	—	—	426

Balances, September 30, 2007	42,328,821	10,582	180,022	461,163	12,399,115	(212,731)	29,522	(1,619)	466,939
Foreign currency translation adjustment	—	—	—	—	—	—	(6,061)	—	(6,061)	$(6,061)
Minimum pension liability adjustment	—	—	—	—	—	—	2,008	—	2,008	2,008
Net loss	—	—	—	(40,503)	—	—	—	—	(40,503)	(40,503)

Comprehensive loss										$(44,556)

Amortization of deferred compensation	—	—	—	—	—	—	—	(221)	(221)
Purchase of treasury shares	—	—	—	—	40,900	(579)	—	—	(579)
Stock-based compensation	—	—	3,236	—	—	—	—	91	3,327
Issuance of deferred shares	275,000	69	(69)	—	—	—	—	—	—
Tax benefit from exercise of stock options	—	—	3	—	—	—	—	—	3
Issuance of common stock pursuant to rights offering, net of costs of $7,111	28,393,323	7,098	232,409	—	—	—	—	—	239,507
Impact of the adoption of FIN 48	—	—	—	(4,669)	—	—	—		(4,669)
Other	98,255	25	(96)	—	—	—	—	—	(71)

Balances, September 30, 2008	71,095,399	$17,774	$415,505	$415,991	12,440,015	$(213,310)	$25,469	$(1,749)	$659,680

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

        The consolidated financial statements include the accounts of Griffon Corporation and all subsidiaries (the "Company"). All significant intercompany items have been eliminated in consolidation.

Reclassifications

        Certain reclassifications have been made to the prior-years' consolidated financial statements to conform to the current-year's presentation.

Use of estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates estimates, including those related to bad debts, percentage of completion on long-term contracts, inventory reserves, valuation of goodwill and intangible assets and valuation of deferred taxes. The Company bases its estimates on historical data and experience, when available, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.

Financial instruments and credit risk

        The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash equivalents primarily consist of overnight commercial paper, highly-rated (AAAm) liquid money market funds backed by U.S. Treasury securities and U.S. Agency securities, as well as insured bank deposits. The Company had cash in foreign bank accounts of approximately $22,850 and $8,579 at September 30, 2008 and 2007, respectively.

        The carrying values of cash and cash equivalents, accounts receivable, accounts and notes payable and revolving credit debt approximate fair value due to either the short-term nature of such instruments or the fact that the interest rate of the revolving credit debt is based upon current market rates. The Company's 4% convertible notes are not listed for trading on any exchange and due to the complex nature of the notes, it is not practicable to determine their fair value.

Comprehensive income (loss)

        Comprehensive income (loss) is presented in the consolidated statements of shareholders' equity and consists of net income (loss) and other items of comprehensive income (loss) including minimum pension liability adjustments and foreign currency translation adjustments.

        The components of accumulated other comprehensive loss at September 30, 2008 were a foreign currency translation adjustment of $39,028 and a minimum pension liability adjustment of $(13,560), net of taxes of $7,577. The components of accumulated other comprehensive income (loss) at September 30, 2007 were a foreign currency translation adjustment of $45,089 and a minimum pension liability adjustment of $(15,567), net of taxes of $7,464. At September 30, 2006, accumulated other

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

comprehensive income (loss) consisted of a foreign currency translation adjustment of $16,612, and a minimum pension liability adjustment of $(17,018), net of taxes of $9,163.

Foreign currency translation

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

        The Company's foreign subsidiaries routinely engage in business transactions denominated in currencies other than their local currency. As such, foreign transaction gains (losses) included in net income (loss) were $(5), $1,570 and $1,100 for the years ended September 30, 2008, 2007 and 2006, respectively.

Revenue recognition

        The Company recognizes revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). Under SAB 104, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services are rendered, the sales price is determinable and collectability is reasonably assured. The Company sells its goods on terms which transfer title and risk of loss at a specified location, typically shipping point. Revenue recognition from product sales occurs when all factors are met, including transfer of title and risk of loss, which occurs either upon shipment by the Company or upon receipt by customers at the location specified in the terms of sale. Other than standard product warranty provisions, the Company's sales arrangements provide for no other, or insignificant, post-shipment obligations. The Company does offer rebates and other sales incentives, promotional allowances or discounts, from time to time and for certain customers, typically related to customer purchase volume, all of which are fixed or determinable and are classified as a reduction of revenue and recorded at the time of sale. The Company provides for an allowance for sales returns based upon its historical experience of sales returns. Sales are presented net of sales tax collected and remitted to governmental authorities.

        The Electronic Information and Communication Systems segment earns a substantial portion of its revenues as either a prime or subcontractor from contract awards with the United States Government, as well as foreign governments and other commercial customers. These contracts are typically long-term in nature, usually greater than one year, and are evidenced by formal written contractual arrangements. Revenues and profits from these long-term fixed price contracts are recognized under the percentage-of-completion method of accounting in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts".

        Revenues and profits on fixed-price contracts that contain engineering as well as production requirements are recorded based on the ratio of total actual incurred costs to date to the total estimated costs for each contract (cost-to-cost method). Using the cost-to-cost method, revenues are recorded at amounts equal to the ratio of actual cumulative costs incurred divided by total estimated costs at completion, multiplied by the total estimated contract revenue, less the cumulative revenues recognized in prior periods. The profit recorded on a contract using this method is equal to the current

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

estimated total profit margin multiplied by the cumulative revenues recognized, less the amount of cumulative profit previously recorded for the contract in prior periods. As this method relies on the substantial use of estimates, these projections may be revised throughout the life of a contract. Components of this formula and ratio that may be estimated include gross profit margin and total costs at completion. The Company reviews cost performance and its estimates to complete on long-term contracts, at a minimum, on a quarterly basis, as well as when information becomes available that would necessitate a review of the current estimate. Adjustments to estimates for a contract's estimated costs at completion and estimated profit or loss often are required as experience is gained, and as more information is obtained, even though the scope of work required under the contract may or may not change, or if contract modifications occur. The impact of such adjustments or changes to estimates is made on a cumulative basis in the period when such information has become known. The Company's gross profit is affected by a variety of factors, including the mix of products, systems and services sold, production efficiencies, price competition and general economic conditions.

        Revenue and profits on cost-reimbursable type contracts are recognized as allowable costs are incurred on the contract, at an amount equal to the allowable costs plus the estimated profit on those costs. The estimated profit on a cost-reimbursable contract may be fixed or variable based on the contractual fee arrangement. Incentive and award fees on these contracts are recorded as revenue when the criteria under which they are earned are reasonably assured of being met and can be estimated.

        For contracts whose anticipated total costs exceed the total expected revenues, an estimated loss is recognized in the period when identifiable. A provision for the entire amount of the estimated loss is recorded on a cumulative basis.

        Amounts representing contract change orders or claims are included in revenue only when they can be reliably estimated and their realization is probable, and are determined on a percentage-of-completion basis measured by the cost-to-cost method.

        The Company records pre-contract costs in accordance with AICPA SOP 81-1 as follows:

  (a)
  Costs incurred for assets, such as costs for the purchase of materials, production equipment, or supplies that are used in connection with anticipated contracts are deferred outside the contract cost if their recovery from future contract revenue or from other dispositions of the assets is probable.

  (b)
  Costs incurred to acquire or produce goods in excess of the amounts required for an existing contract in anticipation of future orders for the same items may be treated as inventory if their recovery is probable.

        Alternatively, for contracts that are short-term in nature, generally less than one year, the Company recognizes revenue as deliveries are made or services have been rendered. Revenues recognized under this method are recorded when there is evidence of a contractual arrangement indicating a fixed and determinable price, delivery has occurred or services have been performed, collections can be reasonably assured, and title and risk of loss with respect to goods has passed to the buyer. For contracts that require acceptance at destination, revenue is recognized when confirmation of the receipt of the goods is obtained or a fair and reasonable amount of time has lapsed from the date of shipment. Accumulated costs for contracts accounted for under this method are included in inventories until revenue is recognized.

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Contract costs and recognized income not yet billed

        Contract costs and recognized income not yet billed primarily relate to revenues on contracts that have been recognized for accounting purposes under the percentage of completion method of accounting, recoverable costs and accrued profit on long-term contracts for which billings had not been presented to the customers because the amounts were not billable at the balance sheet date, net of progress payments of $8,863 and $7,912 at September 30, 2008 and 2007, respectively. Amounts become billable when applicable contractual terms are met. Such terms vary, and include the achievement of specified milestones, product delivery and stipulated progress payments.

Accounts receivable, allowance for doubtful accounts and concentrations of credit risk

        Accounts receivable are customer obligations due under normal trade terms, which typically range from 30 to 45 days. A substantial portion of the Company's trade receivables are from customers of the Garage Doors segment whose financial condition is dependent on the construction and related retail sectors of the economy. In addition, a substantial portion of the Company's trade receivables are from one customer of the Specialty Plastic Films segment whose financial condition is dependent on the consumer products and related sectors of the economy. The Electronic Information and Communication Systems segment sells its products to government agencies, domestic and international, as well as the commercial trade, primarily involved in communication systems, radar systems and electronic systems to the defense industry. The Company performs continuing credit evaluations of its customers' financial condition, and although the Company generally does not require collateral, letters of credit may be required from customers in certain circumstances.

        Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company records an allowance for doubtful accounts that reflects the estimated accounts receivable that will not be collected. Provisions for estimated uncollectible accounts receivable are made for individual accounts based upon specific facts and circumstances including criteria such as their age, amount, and customer standing. Provisions are also made for other accounts receivable not specifically reviewed based upon historical experience. Based on the information available, the Company believes that its allowance for doubtful accounts as of September 30, 2008 and 2007 was adequate.

Inventories

        Inventories, stated at the lower of cost (first-in, first-out or average) or market, include material, labor and manufacturing overhead costs and are comprised of the following:

	September 30,
	2008	2007
Finished goods	$50,859	$48,352
Work in process	70,716	52,404
Raw materials and supplies	45,583	43,206

	$167,158	$143,962

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, plant and equipment

        Depreciation of property, plant and equipment is provided on a straight-line basis over the estimated useful lives of the assets.

        Estimated useful lives for property, plant and equipment are as follows: buildings and building improvements—25 to 40 years; machinery and equipment—2 to 15 years and leasehold improvements—over the life of the lease or life of the improvement, whichever is shorter. Major improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. Capitalized interest costs included in property, plant and equipment were $511, $454 and $0 for the years ended September 30, 2008, 2007 and 2006, respectively. The original cost of fully-depreciated property, plant and equipment remaining in use at September 30, 2008 is approximately $123,000.

        Property, plant and equipment consists of the following:

	September 30,
	2008	2007
Land, buildings and building improvements	$108,344	$90,037
Machinery and equipment	390,282	369,813
Leasehold improvements	21,832	20,444

	520,458	480,294
Less—Accumulated depreciation and amortization	281,455	250,062

	$239,003	$230,232

Costs in excess of fair value of net assets of businesses acquired ("Goodwill") and other intangible assets

        Goodwill is carried at cost. Goodwill, to the extent deductible, is typically amortized over fifteen years for tax purposes but not amortized for financial reporting purposes. Goodwill is subject to an annual test for impairment at the reporting unit level (operating segment or one level below an operating segment) and between annual tests in certain circumstances. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), the Company tests goodwill for impairment on an annual basis as of September 30th or more frequently if the Company believes indicators of impairment might exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company's reporting units with the reporting unit's carrying amount, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the expected present value of future cash flows and the market valuation approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill.

        Intangible assets other than goodwill are carried at cost less accumulated amortization. For financial reporting purposes, intangible assets with definite lives are generally amortized on a straight-line basis over the useful lives of the respective assets, generally eight to twenty-five years. The intangible assets, to the extent deductible, are generally amortized over fifteen years for tax purposes.

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the amount the carrying value exceeds the fair value of the asset.

        The Company performed its annual impairment test of goodwill and indefinite-lived intangible assets based on conditions as of September 30, 2008, in accordance with SFAS 142, and determined that goodwill in its Garage Doors segment was impaired, necessitating its write-off of $12,913.

        The changes in the carrying amounts of goodwill are as follows:

	Consolidated	Electronic Information and Communication Systems	Garage Doors	Specialty Plastic Films
Balance, October 1, 2006	$99,540	$19,418	$12,913	$67,209
Goodwill acquired during the year	1,186	—		1,186
Currency translation adjustments	8,564	—	—	8,564
Other	(873)	(873)	—	—

Balance, September 30, 2007	108,417	18,545	12,913	76,959
Goodwill impairment during the year	(12,913)	—	(12,913)	—
Currency translation adjustments	(1,722)	—	—	(1,722)

Balance, September 30, 2008	$93,782	$18,545	$—	$75,237

        The changes in other intangible assets were as follows:

	September 30, 2008		September 30, 2007
	Cost	Accumulated amortization	Cost	Accumulated amortization
Customer relationships	$29,507	$4,162	$29,882	$2,904
Unpatented technology	6,002	—	10,621	—
Other	4,160	730	1,170	527

Total	$39,669	$4,892	$41,673	$3,431

        In December 2007, the Electronic Information and Communication Systems segment acquired certain assets and assumed certain liabilities of a video surveillance systems integration business. The purchase price was approximately $1,750 in cash plus performance-based cash payments over a three-year period of up to $1,750. The purchase price has been allocated to other intangible assets.

        Amortization expense for intangible assets subject to amortization was approximately $1,574, $1,764 and $1,609 for the years ended September 30, 2008, 2007 and 2006, respectively. Amortization expense for each of the next five years is estimated to be as follows 2009—$1,450; 2010—$1,434; 2011—$1,402; and 2012—$1,367; 2013—$1,361. The weighted average amortization period for intangible assets was 25 years at September 30, 2008 and 2007.

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income taxes

        The Company provides for income taxes using the liability method. Deferred taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes, as determined under enacted tax laws and rates. The effect of changes in tax laws or rates is accounted for in the period of enactment.

        The provision for income taxes from continuing operations is comprised of the following:

	2008	2007	2006
Current	$4,082	$23,275	$27,301
Deferred	212	(10,004)	(4,012)

	$4,294	$13,271	$23,289

	2008	2007	2006
Federal	$7,170	$9,070	$17,942
Foreign	1,105	2,465	1,843
State and local	(3,981)	1,736	3,504

	$4,294	$13,271	$23,289

        The components of income from continuing operations before income taxes are as follows:

	2008	2007	2006
Domestic	$(14,019)	$26,004	$57,770
Foreign	18,401	15,432	11,375

	$4,382	$41,436	$69,145

        The provision for income taxes from continuing operations includes current U.S. federal income taxes of $6,064 in 2008, $14,958 in 2007 and $21,855 in 2006. The Company intends to carryback the fiscal 2008 consolidated U.S. federal tax loss, inclusive of continuing and discontinuing operations, for a refund of federal taxes of $15,637. The Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries because of management's intent to indefinitely reinvest such earnings. At September 30, 2008, the Company's share of the undistributed earnings of the foreign subsidiaries amounted to approximately $38,000.

        The Company's provision for income taxes from continuing operations includes a benefit of $11,422 in 2008, $1,426 in 2007 and $1,359 in 2006 reflecting the resolution of certain previously recorded tax liabilities principally due to the resolution of certain tax audits and due to the closing of certain statutes for prior years' tax returns. Approximately $1,705 related to accrued interest was included in the aforementioned reversal of previously-established FIN 48 reserves.

        On October 1, 2007, the Company adopted FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition criteria and a related measurement model for tax positions taken by companies. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement,

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

classification, interest and penalties, accounting in interim periods, disclosure and transition rules. The total amount of unrecognized tax benefits as of the date of adoption was $21,646. The adoption of FIN 48 resulted in an adjustment to beginning retained earnings of $4,669 and did not have any impact on the Company's results of operations. Included in the balance of unrecognized tax benefits at October 1, 2007 are $20,867 of tax benefits that, if recognized, would impact the effective tax rate. The total amount of unrecognized tax benefits as of September 30, 2008 is $11,634. The entire amount of unrecognized tax benefits, if recognized, would reduce the effective tax rate. With regard to the unrecognized tax benefits as of September 30, 2008, the Company believes it is reasonably possible that approximately $1,000 of such unrecognized tax benefits could be recognized in the next twelve months, which would impact the effective tax rate if recognized.

        Unrecognized tax benefits activity for the year ended September 30, 2008 is summarized below:

Balance at October 1, 2007	$21,646
Additions based on tax positions related to the current year	1,244
Reductions based on tax positions related to prior years	(10,086)
Reductions relating to expiration of statutes	(1,066)
Reductions relating to settlements with taxing authorities	(104)

Balance at September 30, 2008	$11,634

        The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. At October 1, 2007 and September 30, 2008, the combined amount of accrued interest and penalties related to tax positions taken or to be taken on our tax returns and recorded as part of the reserves for uncertain tax positions was $2,963 and $1,982, respectively.

        As a result of the Company's global operations, Griffon or its subsidiaries file income tax returns in various jurisdictions including U.S. federal, U.S. state and foreign jurisdictions. The Company is routinely subject to examination by taxing authorities throughout the world, including such jurisdictions as Germany, Canada, Brazil, Sweden and the U.S. The Company's U.S. federal income tax returns are no longer subject to income tax examination for years before fiscal 2005, the Company's German income tax returns are no longer subject to income tax examination for years before fiscal 2006 and the Company's major U.S. state and other foreign jurisdictions are no longer subject to income tax examinations for years before fiscal 2000. Various U.S. state and foreign tax audits are currently underway.

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table indicates the significant elements contributing to the difference between the U.S. Federal statutory tax rate and the Company's effective tax rate from continuing operations:

	2008	2007	2006
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State taxes	(8.7)	2.7	3.3
Foreign taxes	21.3	(4.7)	(3.1)
German income tax rate adjustment	—	(2.4)	—
Resolution of contingencies	(208.5)	(2.7)	(2.0)
Non-deductible goodwill	103.1	—	—
Foreign dividends	42.7	4.8	(3.8)
Valuation allowance	95.8	—	4.9
Meals and entertainment	5.9	.7	.4
Foreign purchase price adjustment	9.7	—	—
Other	1.7	(1.4)	(1.0)

Effective tax rate	98.0%	32.0%	33.7%

        Total deferred tax assets (liabilities) consist of:

	September 30,
	2008	2007
Deferred tax assets:
Bad debt reserves	$2,704	$2,597
Inventory reserves	5,532	6,280
Deferred compensation	17,690	18,458
Compensation and benefits	2,690	1,038
Insurance reserve	4,122	3,981
Interest carryforward	2,154	1,438
Restructuring reserve	2,532	—
Warranty reserves	2,646	3,139
Net operating loss and foreign tax credit	13,284	8,525
Other reserves and accruals	1,589	2,760

	54,943	48,216
Valuation allowance	(8,040)	(3,841)

Total deferred tax assets	46,903	44,375

Deferred tax liabilities:
Deferred income	(513)	(1,190)
Goodwill	(5,942)	(4,673)
Depreciation and amortization	(16,651)	(17,546)
Interest	(13,380)	(10,373)
Other	(1,302)	(1,586)

Total deferred tax liabilities	(37,788)	(35,368)

Net deferred tax assets	$9,115	$9,007

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will be realized. Ultimately, the realization of the deferred tax asset is dependent upon the generation of sufficient future taxable income during those periods in which temporary differences become deductible and/or net operating loss and tax credit carryforwards can be utilized. Management considers the level of historical taxable income, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Based on these considerations, management believes it is more likely than not that the Company will realize the benefit of its deferred tax asset, net of the September 30, 2008 valuation allowance. The deferred tax asset valuation allowance of $8,040 as of September 30, 2008 relates to foreign tax credit carryforwards which will expire at various times beginning in the fiscal year ended September 30, 2014. The valuation allowance increased by $4,199 during the fiscal year ended September 30, 2008 as a result of additional foreign tax credits generated.

        The Company has various state net operating loss carryforwards that expire in varying amounts through fiscal year ended September 30, 2028. In Brazil, the Company has net operating losses totaling $15,303 as of September 30, 2008, which have an indefinite carryforward period.

Research and development costs, shipping and handling costs and advertising costs

        Research and development costs not recoverable under contractual arrangements are charged to selling, general and administrative expense as incurred. Approximately $17,500, $16,400 and $15,300 in 2008, 2007 and 2006, respectively, was incurred on such research and development.

        Selling, general and administrative expenses include shipping and handling costs of $37,700 in 2008, $38,900 in 2007 and $39,200 in 2006 and advertising costs, which are expensed as incurred, of $17,800 in 2008, $17,500 in 2007 and $16,900 in 2006.

Accrued liabilities

        Accrued liabilities include payroll and other employee benefits of $27,992 and $22,500 at September 30, 2008 and 2007, respectively. In connection with certain acquisitions, the Company has recorded contingent consideration of $79 and $59 at September 30, 2008 and 2007, respectively, included in accrued liabilities.

Warranty liability

        The Company offers to its customers warranties against product defects for periods primarily ranging from six months to three years, with certain products having a limited lifetime warranty, depending on the specific product and terms of the customer purchase agreement. The Company's typical warranties require it to repair or replace the defective products during the warranty period at no cost to the customer. At the time the product revenue is recognized, the Company records a liability for estimated costs under its warranties, which costs are estimated based on historical experience. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. While the Company believes that its estimated liability for product warranties is adequate, the estimated liability for the product warranties could differ materially from future actual warranty costs.

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Changes in the Company's warranty liability at September 30, included in accrued liabilities, were as follows:

	2008	2007
Balance, beginning of period	$7,868	$5,908
Warranties issued and changes in estimated pre-existing warranties	898	4,692
Actual warranty costs incurred	(3,438)	(2,732)

Balance, end of period	$5,328	$7,868

Other liabilities

        Other liabilities included pension liabilities of $37,100 and $42,500 at September 30, 2008 and 2007, respectively. In connection with certain acquisitions, the Company has recorded contingent consideration of $3,461 and $6,038 at September 30, 2008 and 2007, respectively, included in other liabilities.

Earnings per share (EPS)

        Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of Common Stock outstanding plus additional common shares that could be issued in connection with potentially dilutive securities. Management determined that the rights offering (Note 4) contained a bonus element to existing shareholders that required the Company to adjust the shares used in the computation of basic and fully-diluted weighted-average shares outstanding for all periods presented. Basic and diluted EPS from continuing operations for the years ended September 30, 2008, 2007 and 2006 were determined using the following information:

	2008	2007	2006
Income from continuing operations available to common stockholders	$88	$28,165	$45,856

Weighted-average shares outstanding—basic EPS	32,667,019	32,404,954	32,388,451
Incremental shares from stock-based compensation	169,129	930,179	1,234,429
Incremental shares from 4% convertible notes	—	21,782	123,612

Weighted average shares outstanding—diluted EPS	32,836,148	33,356,915	33,746,492

        At September 30, 2008, 2007 and 2006, and during the years then ended, there were outstanding stock options whose exercise prices were higher than the average market values for the respective periods. These options are anti-dilutive and were excluded from the computation of EPS. The weighted

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

average anti-dilutive options outstanding for the years ended September 30, 2008, 2007 and 2006 were 979,966, 633,350 and 187,000, respectively.

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

        The restructuring activities resulted in costs incurred primarily for (1) workforce reduction of approximately 370 employees across certain business functions and operating locations and (2) abandoned or excess facilities relating to lease terminations and non-cancelable lease costs. To determine the lease loss, which is the Company's loss after its cost recovery efforts from subleasing such facilities, certain estimates were made related to the (1) time period over which the relevant building would remain vacant, (2) sublease terms, and (3) sublease rates, including common area charges.

        A summary of the restructuring and other related charges recognized for the years ended September 30, 2008 and 2007 are as follows:

	Workforce Reduction	Excess Facilities	Other Exit Costs	Total
Amounts incurred in:
Year ended September 30, 2007	$677	$922	$902	$2,501
Year ended September 30, 2008	$647	$(11)	$1,974	$2,610

        At September 30, 2008, the accrued liability associated with the restructuring and other related charges consisted of the following:

	Workforce Reduction	Excess Facilities	Other Exit Costs	Total
Fiscal 2007:
Accrued liability at October 1, 2006	$—	$—	$—	$—
Charges	677	922	902	2,501
Payments	(38)	(195)	(725)	(958)

Accrued liability at September 30, 2007	639	727	177	1,543
Charges	647	(11)	1,974	2,610
Payments	(1,286)	(485)	(2,151)	(3,922)

Accrued liability at September 30, 2008	$—	$231	$—	$231

        The remaining accrual as of September 30, 2008 is expected to be paid during fiscal 2009. The restructuring and other related charges are included in the line item "Restructuring and other related charges" in the consolidated statements of operations.

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Adoption of new accounting pronouncements

        In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments—an amendment of Financial Accounting Standards SFAS No. 133 and 140." SFAS No. 155 allows companies to elect to measure at fair value entire financial instruments containing embedded derivatives that would otherwise have to be accounted for separately. It also requires companies to identify interests in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest- and principal-only strips are subject to SFAS No. 133, and amends SFAS No. 140 to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivatives. SFAS No. 155 was effective for the Company for all financial instruments acquired, issued or subject to a remeasurement event after October 1, 2007. The adoption of SFAS 155 did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

        In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets—an amendment of SFAS No. 140." SFAS No. 156 requires the recognition of a servicing asset or liability each time a company undertakes an obligation to service a financial asset in certain situations. It requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practical. SFAS No. 156 was effective for the Compnay on October 1, 2007. The adoption of SFAS 156 did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

        In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 was effective for the Company in its first quarter of fiscal 2008. As such, the Company adopted FIN 48 on October 1, 2007. The cumulative effect of adopting FIN 48 resulted in a favorable adjustment to retained earnings of approximately $4,669 and had no effect on the Company's consolidated results of operations.

Effect of newly issued but not yet effective accounting pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13" ("FSP 157-1") and FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-1 amends SFAS 157 to exclude various accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13, with the exception of assets or liabilities assumed in a business combination that are required to be measured at fair value under SFAS 141 or SFAS 141(R). In October 2008, the FASB

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

issued FASB Staff Position No. 157-3 ("FSP 157-3") which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-1 is effective upon the adoption of SFAS 157. FSP 157-2 defers the effective date of SFAS 157 to the Company's fiscal years beginning October 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of SFAS 157 are effective for the Company's fiscal years beginning October 1, 2008 for financial assets and financial liabilities. The Company does not believe that the adoption of SFAS 157 and FSP 157-1 will have a material effect on its consolidated financial position, results of operations or cash flows. The Company is currently evaluating the impact that the adoption of FSP 157-2 may have on its consolidated financial position, results of operations or cash flows.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115" ("SFAS 159"). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for the Company as of October 1, 2008. The Company does not believe that the adoption of SFAS 159 will have a material effect on its consolidated financial position, results of operations or cash flows.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). The purpose of issuing the statement is to replace current guidance in SFAS 141 to better represent the economic value of a business combination transaction. The changes to be effected with SFAS 141R from the current guidance include, but are not limited to: (1) acquisition costs will be recognized separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired measured at their fair value; all other contingencies will be part of the liabilities acquired measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as noncontrolling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. The Company does anticipate that the adoption of SFAS 141R will have an impact on the way in which business combinations will be accounted for compared to current practice. SFAS 141R will be effective for any business combinations that occur after October 1, 2009.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way, that is, as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective for the Company as of October 1, 2009. The Company does not believe that the adoption of SFAS 160 will have a material effect on its consolidated financial position, results of operations or cash flows.

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133" which enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities"; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. Although early adoption is encouraged, SFAS 161 is effective for the Company as of October 1, 2009. The Company does not believe that the adoption of SFAS 161 will have a material effect on its consolidated financial position, results of operations or cash flows.

        In April 2008, the FASB issued FASB Staff Position No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions that are used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets", and requires enhanced related disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, the Company's fiscal year 2010. The Company is currently in the process of determining the effect, if any, that the adoption of FSP 142-3 may have on its consolidated financial position, results of operations or cash flows.

        In May 2008, the FASB issued Staff Position APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("APB 14-1") to clarify that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants". Additionally, APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. APB 14-1 is effective for the Company as of October 1, 2009. The Company is currently evaluating the impact that the adoption of APB 14-1 may have on its consolidated financial position, results of operations or cash flows.

NOTE 2—DISCONTINUED OPERATIONS

        As a result of the downturn in the residential housing market and the impact on the Installation Services segment, the Company's management initiated a plan during the second quarter of fiscal 2008 to exit certain markets within the Installation Services segment through the sale or disposition of business units. As part of the decision to exit certain markets, the Company closed three units of the Installation Services segment in the second quarter of fiscal 2008.

        Subsequently, during the third quarter of fiscal 2008, the Company's Board of Directors approved a plan to exit all other operating activities of the Installation Services segment in 2008, with the exception of two units which were merged into the Garage Doors segment. As part of this plan, the Company closed one additional unit during the third quarter of fiscal 2008, sold nine units to one buyer in the third quarter of fiscal 2008 and sold its two remaining units in Phoenix and Las Vegas in the fourth quarter of fiscal 2008. The plan met the criteria for discontinued operations classification in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Operating results of substantially all of the Installation Services segment have been reported as discontinued operations in the consolidated statements of

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

NOTE 2—DISCONTINUED OPERATIONS (Continued)

operations for all periods presented and the Installation Services segment is excluded from segment reporting.

        The following amounts related to the Installation Services segment have been segregated from the Company's continuing operations and are reported as assets and liabilities of discontinued operations in the consolidated balance sheets:

	September 30, 2008		September 30, 2007
	Current	Long-term	Current	Long-term
Assets of discontinued operations:
Accounts receivable	$3,414	$—	$38,007	$—
Inventories	—	—	17,813	—
Prepaid expenses and other current assets	6,081	—	6,364	—
Property and equipment	—	—	3,217	—
Goodwill	—	—	—	6,339
Intangible and other assets	—	8,346	641	10,239

Total assets of discontinued operations	$9,495	$8,346	$66,042	$16,578

Liabilities of discontinued operations:
Accounts payable	$340	$—	$6,317	$—
Accrued liabilities	14,577	—	10,970	—
Other liabilities	—	10,048	—	6,449

Total liabilities of discontinued operations	$14,917	$10,048	$17,287	$6,449

        Net sales of the Installation Services' operating units classified as discontinued operations were approximately $109,400, $250,900 and $308,800 for fiscal 2008, 2007 and 2006, respectively. Disposal costs related to the Installation Services segment included in its operating results were approximately $43,100 for fiscal 2008.

        In January 2007, the Installation Services segment acquired a kitchen cabinet installation business for approximately $17,000 plus potential performance-based payments over a three-year period. The Company recorded $6.3 million in goodwill and $5.4 million in other intangible assets, including $4.1 million in amortizable customer relationship intangible assets. Such amounts were written-off in fiscal 2008.

NOTE 3—NOTES PAYABLE, CAPITALIZED LEASES AND LONG-TERM DEBT

        At September 30, 2008 and 2007, the Company had short-term notes payable of $779 and $1,871, respectively, principally in connection with its foreign operations. The average interest rate of outstanding short-term debt was 14.7% and 13.6% at September 30, 2008 and 2007, respectively.

        Included in the consolidated balance sheet at September 30, 2008 under property, plant and equipment are cost and accumulated depreciation subject to capitalized leases of $10,450 and $979, respectively, and included in other assets are restricted cash and deferred interest charges of $4,521 and $333, respectively. At September 30, 2007, the amounts were $10,450 and $691, respectively, and included in other assets are restricted cash and deferred interest charges of $4,625 and $359,

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

NOTE 3—NOTES PAYABLE, CAPITALIZED LEASES AND LONG-TERM DEBT (Continued)

respectively. The capitalized leases carry interest rates from 5.04% to 5.85% and mature from 2009 through 2022.

        The present value of the net minimum payments on capitalized leases as of September 30, 2008 is as follows:

Fiscal years ending September 30:
2009	$1,536
2010	1,582
2011	1,435
2012	1,438
2013	1,432
Thereafter	11,632

Total minimum lease payments	19,055
Less amount representing interest	(5,085)

Present value of net minimum lease payments	13,970
Current portion	(862)

Capitalized lease obligations, less current portion	$13,108

        Long-term debt at September 30 consisted of the following:

	2008	2007
4% convertible subordinated notes	$130,000	$130,000
Notes payable to banks—revolving credit	78,364	76,000
Capital lease—real estate	13,698	14,290
Real estate mortgages	8,175	8,577
ESOP loan	1,880	1,667
Other	292	425

	232,409	230,959
Less: current portion	(1,479)	(1,521)

	$230,930	$229,438

        The Company has outstanding $130,000 of 4% convertible subordinated notes due 2023 (the "Notes"). Holders may convert the Notes at a conversion price of $22.41 per share, as adjusted pursuant to the rights offering (see Note 5) and subject to possible further adjustment, as defined, which is equal to a conversion rate of approximately 44.6229 shares per $1 principal amount of Notes. The Notes are convertible (1) when the market price of the Company's Common Stock is more than 150%, as amended, of the conversion price, (2) if the Company has called the notes for redemption, (3) if, during a 5-day trading period, the trading price of the Notes falls below certain thresholds, or (4) upon the occurrence of specified corporate transactions. Upon conversion, the Company had the option of delivering cash or a combination of cash and shares of Common Stock in exchange for tendered Notes. The Company has irrevocably elected to pay Noteholders at least $1 in cash for each $1 principal amount of Notes presented for conversion. The excess of the value of the Company's

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

NOTE 3—NOTES PAYABLE, CAPITALIZED LEASES AND LONG-TERM DEBT (Continued)

Common Stock that would have been issuable upon conversion over the cash delivered will be paid to Noteholders in shares of the Company's Common Stock.

        The Company may redeem the Notes on or after July 26, 2010, for cash, at their principal amount plus accrued interest. Holders of the Notes may require the Company to repurchase all or a portion of their Notes on July 18, 2010, 2013 and 2018, as well as upon a change in control.

        In October 2008, the Company purchased $35,500 face value of the Notes from certain Noteholders for $28,400. The Company expects to record a pre-tax gain from the early extinguishment of debt of approximately $7,000 in the first quarter of fiscal 2009.

        In December 2006, the Company and a subsidiary modified their existing senior secured multicurrency revolving credit facility (the "Amended and Restated Credit Agreement"), executed in December 2005, increasing the facility to provide up to $175,000 and extending its remaining term to five years. As part of the modification, the Company expanded and utilized the multicurrency option to refinance short-term notes payable and terminated revolving credit facilities available to the Company's European operations. Commitments under the credit agreement could be increased by $50,000 under certain circumstances upon request of the Company. The agreement contained certain covenants including a consolidated leverage ratio, a consolidated fixed charges ratio and minimum consolidated net worth. Borrowings under the credit agreement bore interest (6.29% at September 30, 2007) at rates based upon LIBOR or the prime rate and were collateralized by stock of a subsidiary of the Company and the net assets, which aggregated approximately $465,000 at September 30, 2007.

        In March 2008, Telephonics Corporation ("Telephonics"), a wholly-owned subsidiary of the Company, entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which the lenders agreed to provide a five-year, revolving credit facility of $100,000 (the "Telephonics Credit Agreement"). Commitments under the Telephonics Credit Agreement may be increased by up to an additional $50,000 under certain circumstances. Borrowings under the Telephonics Credit Agreement bear interest (4.31% at September 30, 2008) at rates based upon LIBOR or the prime rate and are collateralized by the stock and assets of Telephonics and the stock of Telephonics' subsidiaries pursuant to a Guarantee and Collateral Agreement made by Gritel Holding Co., Inc., a subsidiary of the Company newly-formed at the time and the parent company of Telephonics, and Telephonics in favor of the lenders. The Telephonics Credit Agreement contains certain restrictive and financial covenants. Upon the occurrence of certain events of default specified in the Telephonics Credit Agreement, amounts due under the Telephonics Credit Agreement may be declared immediately due and payable. Proceeds of a $50,000 initial draw under this facility, together with internal cash of the Company, were used to repay $62,500 of outstanding debt under the Company's Amended and Restated Credit Agreement, at which time such Amended and Restated Credit Agreement was terminated. At September 30, 2008, $44,500 was outstanding under the Telephonics Credit Agreement and $51,472 was available for borrowing. Telephonics was in compliance with all of its financial covenants under the Telephonics Credit Agreement at September 30, 2008.

        In June 2008, Clopay Building Products Company, Inc. ("BPC") and Clopay Plastic Products Company, Inc. ("PPC"), each a wholly-owned subsidiary of the Company, entered into a credit agreement for their domestic operations with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which the lenders agreed to provide a five-year, senior secured revolving credit facility of $100,000 (the "Clopay Credit Agreement"). Availability under the credit

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

NOTE 3—NOTES PAYABLE, CAPITALIZED LEASES AND LONG-TERM DEBT (Continued)

facility is based upon certain eligible accounts receivable, inventory, cash and cash equivalents and property, plant and equipment. Commitments under the Clopay Credit Agreement may be increased by up to an additional $50,000 under certain circumstances. Borrowings under the Clopay Credit Agreement bear interest (6.0% at September 30, 2008) at rates based upon LIBOR or the prime rate and are collateralized by the stock and assets of BPC and PPC and the stock of their subsidiaries. The Clopay Credit Agreement contains certain restrictive and financial covenants, certain of which are only subject to compliance if borrowing availability falls below a certain level. Upon the occurrence of certain events of default specified in the Clopay Credit Agreement, amounts due under the agreement may be declared immediately due and payable. Proceeds of a $33,000 initial draw under this facility were primarily used to finance existing maturing lease obligations. At September 30, 2008, $33,900 was outstanding under the Clopay Credit Agreement and $42,914 was available for borrowing. BPC and PPC were in compliance with all of their financial covenants under the Clopay Credit Agreement at September 30, 2008.

        The Telephonics Credit Agreement and the Clopay Credit Agreement include various sublimits for standby letters of credit. At September 30, 2008, there were approximately $17,000 of aggregate standby letters of credit outstanding under these credit facilities.

        In October 2006, a subsidiary of the Company entered into a capital lease in the amount of $14,290 for real estate it occupies in Troy, Ohio. Approximately $10,000 was used to acquire the building and the remaining approximately $4,300 was restricted for improvements. The lease matures in 2021, bears interest at a fixed rate of 5.06%, is secured by a mortgage on the real estate and is guaranteed by the Company.

        Real estate mortgages bear interest at rates from 6.3% to 6.6% with maturities extending through 2016 and are collateralized by real property whose carrying value at September 30, 2008 aggregated approximately $11,900.

        The Company's Employee Stock Ownership Plan ("ESOP") has a loan agreement guaranteed by the Company, the proceeds of which were used to purchase equity securities of the Company. Outstanding borrowings of the ESOP have maturities extending through 2012, as amended (see below), bear interest at rates (4.46% at September 30, 2008 and 6.49% at September 30, 2007) based upon the prime rate or LIBOR and are guaranteed by the Company. In addition, the ESOP had a $5,000 line of credit that expired on October 31, 2008. In September 2008, $630 was drawn under the ESOP line of credit to purchase equity securities associated with the rights offering and was outstanding at September 30, 2008. In October 2008, the remaining balance of the available ESOP line of credit was drawn for the purpose of purchasing additional equity securities in the Company. In accordance with the terms of the ESOP line of credit agreement, the $5,000 outstanding at October 31, 2008 was refinanced along with the balance of the then outstanding ESOP loan amount of $1,250. The new ESOP loan provides for quarterly payments of principal and interest through September 2012, at which time the balance of the loan of approximately $3,900 will be payable. The $630 outstanding on the ESOP line of credit at September 30, 2008 has been classified as long-term debt in the accompanying consolidated balance sheet at that date.

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

NOTE 3—NOTES PAYABLE, CAPITALIZED LEASES AND LONG-TERM DEBT (Continued)

        The following are the maturities of long-term debt outstanding at September 30, 2008:

2009	$1,479
2010(1)	131,594
2011	1,518
2012	4,710
2013	79,772
Thereafter	13,336

$232,409

    (1)
    Assumes 4% convertible subordinated notes due 2023 are put to the Company in July 2010. This table reflects the $35,500 face value of Notes repurchased in October 2008 for $28,400 consistently with the presentation of the value of the Notes as the repurchase transaction was not initiated by the Compnay or contemplated at September 30, 2008.

NOTE 4—SHAREHOLDERS' EQUITY

        In August 2008, the Company's Board of Directors authorized a 20,000,000 share Common Stock rights offering to its shareholders in order to raise equity capital for general corporate purposes and to fund future growth. The rights had an exercise price of $8.50 per share. In conjunction with the rights offering, GS Direct, L.L.C., an affiliate of Goldman, Sachs & Co. ("GS Direct"), agreed to back stop the rights offering by purchasing, on the same terms, any and all shares not subscribed through the exercise of rights. GS Direct also agreed to purchase additional shares of common stock at the rights offering price if it did not acquire a minimum of 10,000,000 shares of Common Stock as a result of its back stop commitment. In September 2008, the Company received $241,344 of gross proceeds from the first closing of its rights offering and the closing of the related investments by GS Direct and by the Company's Chief Executive Officer, and issued 28,393,323 shares of its Common Stock. An additional $5,274 of rights offering proceeds, which are reflected as a component of prepaid expenses and other current assets in the consolidated balance sheet at September 30, 2008, were received in October 2008 and the Company issued 620,486 shares of Common Stock in connection with the second and final closing of the rights offering, after which the rights offering was terminated.

        The Company accounts for compensation costs relating to share-based payment transactions recognized in the financial statements based upon fair value. Options for an aggregate of 1,375,000 shares of Common Stock were previously authorized for grant under the Company's outstanding stock option plans at September 30, 2008. As of September 30, 2008, options for 69,447 shares remain available for future grants under such plans. The plans provide for the granting of options at an exercise price of not less than 100% of the fair market value per share at date of grant. Options generally expire ten years after date of grant and become exercisable in equal installments over two to four years.

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

NOTE 4—SHAREHOLDERS' EQUITY (Continued)

        Transactions under these stock options plans are as follows:

(in thousands, except per share data)	Number of Shares under Option	Weighted Average Exercise Price
Outstanding at October 1, 2005	3,618,940	$12.62
Granted	122,500	$28.06
Exercised	(881,307)	$11.18
Forfeited/expired	(39,547)	$19.74

Outstanding at September 30, 2006	2,820,586	$13.65
Granted	10,500	$15.92
Exercised	(628,307)	$14.15
Forfeited/expired	(30,506)	$22.05

Outstanding at September 30, 2007	2,172,273	$13.40
Granted	25,000	$14.19
Exercised.	—	$—
Forfeited/expired	(832,882)	$11.08

Outstanding at September 30, 2008	1,364,391	$13.76

        During 2006, shareholders approved the Griffon Corporation 2006 Equity Incentive Plan ("Incentive Plan") under which awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares and deferred shares may be granted. The shareholders approved an amendment to the Incentive Plan in 2008. The maximum number of shares of common stock available for award under the Incentive Plan is 2,000,000. The number of shares available under the Incentive Plan is reduced by a factor of two-to-one for awards other than stock options. If the remaining shares available under the Incentive Plan at September 30, 2008 were awarded through stock options, 713,440 shares would be issued or if the remaining shares were awarded as restricted stock, 356,720 shares would be issued.

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

NOTE 4—SHAREHOLDERS' EQUITY (Continued)

        Transactions involving stock options under the Incentive Plan are as follows:

	Number of Shares under Option	Weighted Average Exercise Price
Outstanding at October 1, 2005	—	$—
Granted	25,000	$24.31
Exercised	—	$—
Forfeited/expired	—	$—

Outstanding at September 30, 2006	25,000	$24.31
Granted	23,500	$15.92
Exercised	—	$—
Forfeited/expired	(12,000)	$23.56

Outstanding at September 30, 2007	36,500	$19.26
Granted	—	$—
Exercised	—	$—
Forfeited/expired	—	$—

Outstanding at September 30, 2008	36,500	$17.88

        Transactions involving restricted stock under the Incentive Plan are as follows:

	Number of Shares	Weighted Average Fair Value
Unvested at October 1, 2005	—	$—
Granted	309,326	$23.96
Fully vested	—	$—
Forfeited/expired	—	$—

Unvested at September30, 2006	309,326	$23.96
Granted	15,704	$15.92
Fully vested	(67,775)	$23.84
Forfeited/expired	—	$—

Unvested at September 30, 2007	257,255	$23.62
Granted	300,000	$8.98
Fully vested	(98,255)	$22.38
Forfeited/expired	—	$—

Unvested at September 30, 2008	459,000	$14.25

        Approximately 265,000 shares of restricted stock vest over five years, 250,000 shares of restricted stock vest in three years and 50,000 shares of restricted stock vest in five years. The aggregate fair value of the 98,255 shares and 67,775 shares of restricted stock that vested during 2008 and 2007 was approximately $984 and $1,180, respectively, at the time of vesting.

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

NOTE 4—SHAREHOLDERS' EQUITY (Continued)

        At September 30, 2008, option groups outstanding and exercisable are as follows:

	Outstanding Options
Range of Exercise Prices	Number of Options	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$19.49 to $26.06	319,350	6.4	$22.48	$—
$12.39 to $17.12	485,516	5.5	$14.80	$—
$7.75 to $11.14	505,550	2.8	$8.92	$419.4
$6.12 to $6.33	90,475	1.6	$6.25	$250.4

	1,400,891			$669.8

	Exercisable Options
Range of Exercise Prices	Number of Options	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$19.49 to $26.06	266,650	6.1	$21.83	$—
$12.39 to $17.12	466,391	5.3	$14.81	$—
$7.75 to $11.14	505,550	2.8	$8.92	$419.4
$6.12 to $6.33	90,475	1.6	$6.25	$250.4

	1,329,066			$669.8

        Exercisable options of 1,329,066, 2,050,460 and 2,611,501 with weighted average exercise prices of $13.40, $12.76 and $12.81 were outstanding at September 30, 2008, 2007 and 2006, respectively. The total intrinsic value of stock options exercised was approximately $2,665 and $11,818 in 2007 and 2006, respectively.

        In connection with the September 2008 rights offering, the Company was obligated under certain anti-dilution provisions within its stock option plans to reduce the exercise price of the then-outstanding options and recorded stock-based compensation expense of approximately $354. Also in September 2008, in connection with an investment in conjunction with the rights offering, the Company's Chief Executive Officer purchased 578,151 shares of Common Stock at $8.50 per share, representing a discount to the fair value of such shares at closing. The Company recorded stock-based compensation expense related to this transaction of approximately $104. For the years ended September 30, 2008, 2007 and 2006, the Company recognized $3,327, $2,412 and $1,711 of stock-based compensation, respectively.

        At September 30, 2008, the total compensation cost related to nonvested awards not recognized was $6,784, which is to be recognized over a weighted-average period of 2.7 years that represents the requisite service period for such awards. Compensation cost related to stock-based awards with graded vesting are amortized using the straight-line attribution method.

        The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of options granted in 2008, 2007 and 2006 were $6.89, $7.95 and $13.25, respectively, based upon the following weighted-average assumptions: expected volatility (.4 in 2008, .4 in 2007 and .365 in 2006), risk-free interest rate (4.09% in 2008, 4.59% in 2007

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

NOTE 4—SHAREHOLDERS' EQUITY (Continued)

and 5.02% in 2006), expected life (7 years in 2008, 2007 and 2006), and expected dividend yield (0% in 2008, 2007 and 2006).

        The Company has an Outside Director Stock Award Plan (the "Outside Director Plan"), which was approved by the shareholders in 1994, under which 330,000 shares may be issued to non-employee directors. Annually, each eligible director is awarded shares of the Company's Common Stock having a value of $10, which vests over a three-year period. For shares issued under the Outside Director Plan, the fair market value of the shares at the date of issuance is recognized as compensation expense over the vesting period. In 2008, 2007 and 2006, 12,155, 4,680 and 5,004 shares, respectively, were issued under the Outside Director Plan.

        As of September 30, 2008, a total of approximately 2,375,227 shares of the Company's authorized Common Stock were reserved for issuance in connection with stock compensation plans.

        Two of the Company's wholly-owned subsidiaries have loan agreements that limit dividends and advances they may pay to the parent Company. The agreements permit the payment of income taxes, overhead and expenses, with dividends or advances in excess of these amounts being limited based on (a) with respect to the Clopay Credit Agreement, maintaining certain minimum availability under the loan agreement or (b) with respect to the Telephonics Credit Agreement, compliance with certain conditions and limited to an annual maximum.

NOTE 5—PENSION PLANS

        The Company has pension plans that cover substantially all employees, most of which are defined contribution plans. Company contributions to the defined contribution plans are generally based upon various percentages of compensation, and aggregated $9,800 in 2008, $10,300 in 2007 and $8,400 in 2006. The Company also has defined benefit pension plans covering certain employees.

        On September 30, 2007, the Company adopted the provisions of SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"), which required the Company to recognize the funded status of its defined benefit plans in the consolidated balance sheet at September 30, 2007, with the corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income upon adoption represents the net actuarial loss, prior service cost, and net transition asset remaining from the initial adoption of FASB Statement No. 87, "Employers Accounting for Pensions" ("SFAS 87"), which were previously netted against the funded status in the consolidated balance sheet in accordance with the provisions of SFAS 87. These amounts will be subsequently recognized as net periodic pension cost. Actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income and will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income upon adoption of SFAS 158. SFAS 158 also requires that the measurement date be as of the balance sheet date.

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

NOTE 5—PENSION PLANS (Continued)

        The incremental effect of adopting the provisions of SFAS 158 on the Company's consolidated balance sheet at September 30, 2007 is as follows:

	Prior to Adopting SFAS 158	Effect of Adopting SFAS 158	As Reported
Accrued pension cost	$(18,297)	$18,297	$—
Additional liability	(22,334)	22,334	—
Liability to reflect the plans funded status	—	(41,326)	(41,326)
Deferred income taxes	6,643	819	7,462
Intangible asset	1,645	(1,645)	—
Accumulated other comprehensive income, net	14,046	1,521	15,567

        Plan assets and benefit obligations of the defined benefit plans are as follows:

	September 30
	2008	2007
Change in benefit obligation—
Projected benefit obligation, beginning of year	$65,651	$64,906
Service cost	657	1,247
Interest cost	4,003	3,728
Actuarial gain	(7,728)	(1,563)
Change in provisions	—	196
Benefit payments	(3,891)	(2,863)

Projected benefit obligation, end of year	58,692	65,651
Change in plan assets—
Fair value of plan assets, beginning of year	24,325	21,069
Actual return on plan assets	(3,851)	3,277
Contributions	3,859	2,842
Benefits paid	(3,891)	(2,863)

Fair value of plan assets, end of year	20,442	24,325

Projected benefit obligation in excess of plan assets	$(38,250)	$(41,326)

Balance sheet amounts—
Current liabilities	$(4,757)	$(2,512)

Noncurrent liabilities	$(33,493)	$(38,814)

Amounts recognized in accumulated other comprehensive income, prior to tax—
Unrecognized net loss	$18,633	$21,386
Unrecognized prior service cost	1,309	1,645
Unrecognized net transition asset	(1)	(2)

Net amount recognized	$19,941	$23,029

Accumulated benefit obligation	$58,266	$64,956

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

NOTE 5—PENSION PLANS (Continued)

        Included in accumulated other comprehensive income at September 30, 2008 are the following amounts: net actuarial loss of $12,112, net of taxes of $6,521, prior service cost of $851, net of taxes of $458, and net transition asset of $1, net of taxes. Included in accumulated other comprehensive income at September 30, 2007 are the following amounts: net actuarial loss of $14,497, net of taxes of $6,889, prior service cost of $1,069, net of taxes of $576, and net transition asset of $1, net of taxes of $1. The estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year are $921 and $337, respectively. The deferred tax expense related to minimum pension liability adjustments included in other comprehensive income totaled approximately $1,100 and $1,600 in 2008 and 2007, respectively.

        Net periodic pension cost for the defined benefit plans was as follows:

	2008	2007	2006
Service cost	$657	$1,247	$1,355
Interest cost	4,003	3,728	3,454
Expected return on plan assets	(2,081)	(1,794)	(1,498)
Amortization of net actuarial loss	956	2,510	3,001
Amortization of prior service cost	337	322	322
Amortization of transition asset	(1)	(1)	(1)

	$3,871	$6,012	$6,633

        The following actuarial assumptions were used in determining the present value of the projected benefit obligation for the Company's defined benefit pension plans:

	2008	2007	2006
Discount rate	7.50%	6.30%	5.85%
Expected return on plan assets	8.50%	8.50%	8.50%
Compensation rate increase	3.50%-5.00%	3.00%-3.50%	3.00%-3.50%

        The Company expects to contribute approximately $4,600 to the defined benefits plans in fiscal 2009 and expected benefit payments under the defined benefit plans at September 30, 2008 are $4,757 in 2009, $4,759 in 2010, $4,813 in 2011, $4,888 in 2012, $5,094 in 2013 and $25,726 in the years 2014 to 2018.

        At September 30, 2008 and 2007, the asset allocation percentage of the defined benefit plans was as follows:

		Percentage of Plan Assets
	Target Allocation 2008
Asset Category		2008	2007
Equity securities	65%	58%	65%
Debt securities	28%	33%	28%
Other	7%	9%	7%

Totals	100%	100%	100%

        The Company's investment strategy for defined benefit plan assets is designed to achieve long-term investment objectives and minimize related investment risk. The investment strategy is reviewed

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

NOTE 5—PENSION PLANS (Continued)

annually. Equity securities consist principally of domestic stocks and debt securities consist of investment grade bonds. The expected rate of return on plan assets is based on the defined benefit plans' asset allocations, investment strategy and consultation with third-party investment managers.

        The Company has an ESOP that covers substantially all employees. Shares of the ESOP which have been allocated to employee accounts are charged to expense based on the fair value of the shares transferred and are treated as outstanding in earnings per share calculations. Compensation expense under the ESOP was $338 in 2008, $740 in 2007 and $849 in 2006. The cost of shares held by the ESOP and not yet allocated to employees is reported as a reduction of shareholders' equity. In connection with the rights offering in September 2008, the ESOP purchased 74.1 shares underlying rights associated with the unallocated shares of the ESOP. The ESOP shares as of September 30 were as follows:

	2008	2007
Allocated shares	2,319,502	2,285,992
Unallocated shares	190,859	116,759

	2,510,361	2,402,751

NOTE 6—COMMITMENTS AND CONTINGENCIES

        (a)   The Company and its subsidiaries rent real property and equipment under operating leases expiring at various dates. Most of the real property leases have escalation clauses related to increases in real property taxes. Rent expense for all operating leases totaled approximately $32,400, $31,600 and $31,300 in 2008, 2007 and 2006, respectively. The Company has engaged in sale-leaseback transactions for various manufacturing equipment used at selected domestic locations. Net proceeds received from these transactions for the years ended September 30, 2008, 2007 and 2006 were $4,791, $1,751, and $6,474, respectively. The leases have been classified as operating leases in accordance with SFAS No. 13, "Accounting for Leases."

        Aggregate minimum rental commitments under noncancellable operating leases at September 30, 2008 consisted of the following:

2009	$22,000
2010	15,000
2011	11,000
2012	8,000
2013	5,000
Thereafter	1,000

$62,000

        (b)   On March 16, 2008, Harvey R. Blau notified the Company of his intention to retire from his position as Chief Executive Officer of the Company effective as of April 1, 2008. Mr. Blau remains as non-executive Chairman of the Board of Directors and, pursuant to the terms of his employment agreement, a consultant to the Company.

        On March 16, 2008, the Company entered into an Employment Agreement (the "Employment Agreement") with Ronald J. Kramer, pursuant to which he became the Chief Executive Officer of the

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

NOTE 6—COMMITMENTS AND CONTINGENCIES (Continued)

Company effective April 1, 2008 (the "Commencement Date"). Mr. Kramer has been a director of the Company since 1993 and Vice Chairman of the Board since November 2003, which positions he has retained. Mr. Kramer is the son-in-law of Mr. Blau.

        Pursuant to the terms of the Employment Agreement, Mr. Kramer's term of employment with the Company will continue for three years from the date on which either party gives notice that the term of employment will not be further renewed (the "Term"). During the Term, Mr. Kramer will receive an annual base salary of $775 per annum, subject to cost of living and discretionary increases. Mr. Kramer is entitled to receive a guaranteed bonus of $581 in respect of the Company's 2008 fiscal year, and shall be entitled to an annual bonus of between 0% and 250% of his base salary, with a target bonus of 150% of base salary, for fiscal years thereafter based upon achievement of performance objectives. Mr. Kramer shall also be entitled to receive severance payments upon termination of his employment under certain circumstances, as more fully set forth in the Employment Agreement.

        On the Commencement Date, Mr. Kramer received a restricted stock grant of 250,000 shares of Common Stock. In accordance with the terms of the Employment Agreement, Mr. Kramer received a restricted stock grant of 75,000 shares of Common Stock in October 2008 and shall receive a restricted stock grant of 25,000 shares of Common Stock in October 2009, each grant vesting three years after the Commencement Date. Also, in October 2008, Mr. Kramer received a ten-year option to purchase 350,000 shares of Common Stock at an exercise price of $20 per share, vesting in three equal installments on each anniversary of the Commencement Date. All equity awards shall immediately vest in the event of termination of Mr. Kramer's employment without Cause, if he leaves for Good Reason, or upon his death, Disability or a Change in Control (as such terms are defined in the Employment Agreement).

        (c)   Simultaneously with the closing of the September 2008 rights offering and related investment by GS Direct, two employees of GS Direct joined the Company's Board of Directors. In addition to GS Direct's role in providing a back stop to the rights offering and its investment in the Company, the Company has, from time to time, retained GS Direct, or an affiliated entity of GS Direct, for financial advisory services. The Company has paid or incurred expenses of approximately $2,432 and $250 with GS Direct, or affiliated entities or persons, during the years ended September 30, 2008 and 2007, respectively. There were no expenses related to GS Direct in fiscal 2006. The fiscal 2008 expenses relate to a commitment fee of $850 and the reimbursement of GS Direct's expenses of $1,582 related to services rendered in connection with the 2008 rights offering.

        (d)   Department of Environmental Conservation of New York State ("DEC"), with ISC Properties, Inc. Lightron Corporation ("Lightron"), a wholly-owned subsidiary of the Company, once conducted operations at a location in Peekskill in the Town of Cortlandt, New York owned by ISC Properties, Inc., a wholly-owned subsidiary of the Company (the "Peekskill Site"). ISC Properties, Inc. sold the Peekskill Site in November 1982.

        Subsequently, the Company was advised by the DEC that random sampling at the Peekskill Site and in a creek near the Peekskill Site indicated concentrations of solvents and other chemicals common to Lightron's prior plating operations. ISC Properties, Inc. then entered into a consent order with the DEC in 1996 (the "Consent Order") to perform a remedial investigation and prepare a feasibility study. After completing the initial remedial investigation pursuant to the Consent Order, ISC Properties, Inc. was required by the DEC to conduct a supplemental remedial investigation under the Consent Order. In or about August 2004, a report was submitted to the DEC of the findings under the supplemental remedial investigation. Subsequently, an addendum to the supplemental remediation

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

NOTE 6—COMMITMENTS AND CONTINGENCIES (Continued)

investigation was negotiated and conducted and a further report submitted to the DEC. A soil vapor investigation report that contained the findings of a soil vapor investigation conducted at the Site under the Consent Order was submitted in July 2007 to, and accepted in September 2007 by, the DEC. Thereafter, ISC Properties, Inc. submitted to the DEC for its approval, a final draft of all of the Remedial Investigation work performed in connection with, and as required by, the Consent Order. In accordance with the soil vapor investigation work that ISC Properties, Inc. had performed at the Peekskill Site under the Consent Order, ISC Properties, Inc., per the request of the DEC, proposed to, and did undertake to perform one additional one day sampling event in March 2008 in accordance with an approved soil vapor work plan, and a soil vapor investigation report was submitted to DEC in May 2008.

        In March 2008, DEC requested additional, supplemental sampling at the Site, and a Supplemental Investigation Work Plan was submitted to the DEC in April 2008. Based on comments received from the DEC in July 2008, a revised Supplemental Investigation Work Plan was submitted on July 30, 2008 to, was approved subsequently by, the DEC. The work that was required to be performed in accordance with the Supplemental Investigation Work Plan was performed in October 2008 and a report was prepared for submission to the DEC. No feasibility study has yet been performed pursuant to the Consent Order.

        In addition, the Company is subject to various laws and regulations relating to the protection of the environment and is a party to legal proceedings arising in the ordinary course of business. Management believes, based on facts presently known to it, that the resolution of the matter above and such other matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 7—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        Quarterly results of operations for the years ended September 30, 2008 and 2007 are as follows:

	Quarters Ended
	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007
Net sales	$353,665	$322,267	$298,571	$294,802

Gross profit	$77,409	$73,380	$57,450	$64,758

Income (loss) from continuing operations(2)(3)	$(6,661)	$9,356	$(4,146)	$1,539
Loss from discontinued operations	(1,318)	(19,156)	(17,223)	(2,894)

Net loss	$(7,979)	$(9,800)	$(21,369)	$(1,355)

Earnings (loss) per share of common stock(1):
Basic:
Continuing operations	$(.20)	$.29	$(.13)	$.05
Discontinued operations	(.04)	(.59)	(.53)	(.09)

	$(.24)	$(.30)	$(.66)	$(.04)

Diluted:
Continuing operations	$(.20)	$.29	$(.13)	$.05
Discontinued operations	(.04)	(.59)	(.53)	(.09)

	$(.24)	$(.30)	$(.66)	$(.04)

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

NOTE 7—QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued)

	Quarters Ended
	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006
Net sales	$333,410	$337,194	$330,727	$364,398

Gross profit	$78,811	$72,958	$66,844	$75,943

Income from continuing operations(3)	$10,043	$6,145	$3,056	$8,921
Loss from discontinued operations	(1,081)	(1,748)	(2,801)	(456)

Net income	$8,962	$4,397	$255	$8,465

Earnings (loss) per share of common stock(1):
Basic:
Continuing operations	$.31	$.19	$.09	$.28
Discontinued operations	(.03)	(.05)	(.08)	(.02)

	$.28	$.14	$.01	$.26

Diluted:
Continuing operations	$.31	$.18	$.09	$.27
Discontinued operations	(.03)	(.05)	(.08)	(.02)

	$.28	$.13	$.01	$.25

(1)
Earnings (loss) per share are computed independently for each of the quarters presented on the basis described in Note 1. The sum of the quarters may not be equal to the full year earnings per share amounts.

(2)
Includes $12,913 write-off of the goodwill of the Garage Doors segment in the fourth quarter of fiscal 2008.

(3)
Includes restructuring and other related charges related to the Garage Doors segment of $2,422, $1,691 and $701 for the three-month periods ended September 30, 2007, December 31, 2007 and March 31, 2008, respectively.

NOTE 8—BUSINESS SEGMENTS

        The Company's reportable business segments are as follows—Electronic Information and Communication Systems (communication and information systems for government and commercial markets); Garage Doors (manufacture and sale of residential and commercial/industrial garage doors, and related products); and Specialty Plastic Films (manufacture and sale of plastic films and film laminates for baby diapers, adult incontinence care products, disposable surgical and patient care products and plastic packaging). The Company's reportable segments are distinguished from each other by types of products and services offered, classes of customers, production and distribution methods, and separate management. The Company's Installation Services segment (sale and installation of building products primarily for new construction, such as garage doors, garage door openers, manufactured fireplaces and surrounds, appliances, flooring and cabinets) has been reflected as discontinued operations in the consolidated financial statements for all periods presented and, accordingly, is excluded from segment disclosures (see Note 2).

        The Company evaluates performance and allocates resources based on operating results before interest income or expense, income taxes and certain nonrecurring items of income or expense. The accounting policies of the reportable segments are the same as those described in the summary of

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

NOTE 8—BUSINESS SEGMENTS (Continued)

significant accounting policies, including the use of the percentage of completion method of accounting for revenue recognition on long-term contracts by the Electronic Information and Communication Systems segment (see Note 1). Intersegment sales are based on prices negotiated between the segments, and intersegment sales and profits are not eliminated in evaluating performance of a segment.

        Information on the Company's business segments is as follows:

	Electronic Information and Communication Systems	Garage Doors	Specialty Plastic Films	Totals
Revenues from external customers—
2008	$366,288	$435,321	$467,696	$1,269,305
2007	472,549	486,606	406,574	1,365,729
2006	387,437	558,925	381,373	1,327,735
Sales to discontinued segments—
2008	$—	$8,484	$—	$8,484
2007	—	13,886	—	13,886
2006	—	16,668	—	16,668
Segment profit (loss)—
2008	$32,737	$(17,444)	$20,620	$35,913
2007	45,888	7,117	17,263	70,268
2006	39,609	42,493	15,450	97,552
Segment assets—
2008	$251,016	$197,740	$356,635	$805,391
2007	241,639	217,744	351,314	810,697
2006	263,912	213,876	322,479	800,267
Segment capital expenditures—
2008	$5,862	$8,227	$38,718	$52,807
2007	5,428	15,596	8,634	29,658
2006	7,827	22,408	10,564	40,799
Depreciation and amortization expense—
2008	$6,753	$12,071	$22,638	$41,462
2007	5,800	11,041	20,986	37,827
2006	5,409	7,703	18,264	31,376

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

NOTE 8—BUSINESS SEGMENTS (Continued)

        Following are reconciliations of segment profit, assets, capital expenditures and depreciation and amortization expense to amounts reported in the consolidated financial statements:

	2008	2007	2006
Profit—
Profit for all segments	$35,913	$70,268	$97,552
Unallocated amounts	(21,969)	(18,721)	(19,695)
Interest expense and other, net	(9,562)	(10,111)	(8,712)

Income from continuing operations before income taxes	$4,382	$41,436	$69,145

Assets—
Total for all segments	$805,391	$810,697	$800,267
Assets of discontinued operations	17,841	76,495	77,528
Unallocated amounts	348,440	74,465	52,363
Intersegment eliminations	(106)	(1,799)	(1,944)

Total consolidated assets	$1,171,566	$959,858	$928,214

Capital expenditures—
Total for all segments	$52,807	$29,658	$40,799
Unallocated amounts	309	79	854

Total consolidated capital expenditures	$53,116	$29,737	$41,653

Depreciation and amortization expense—
Total for all segments	$41,462	$37,827	$31,376
Unallocated amounts	2,273	2,529	2,598

Total consolidated depreciation and amortization	$43,735	$40,356	$33,974

        Consolidated revenues from continuing operations, based on the customers' locations, and property, plant and equipment attributed to the United States and all other countries are as follows:

	2008	2007	2006
Revenues by geographic area—
United States	$853,692	$978,220	$977,625
Germany	110,900	83,446	74,886
United Kingdom	23,276	33,893	21,392
Canada	64,378	57,759	59,797
Brazil	44,019	34,526	26,621
All other countries	173,040	177,885	167,414

Consolidated net sales from continuing operations	$1,269,305	$1,365,729	$1,327,735

Property, plant and equipment by geographic area—
United States	$151,733	$128,595	$129,610
Germany	67,800	79,132	79,493
All other countries	19,470	22,505	19,477

Consolidated property, plant and equipment	$239,003	$230,232	$228,580

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

NOTE 8—BUSINESS SEGMENTS (Continued)

        Sales to a customer of the Specialty Plastic Films segment were approximately $262,000 in 2008, $218,000 in 2007 and $226,000 in 2006. Sales to the United States Government and its agencies, either as a prime contractor or subcontractor, aggregated approximately $257,000 in 2008, $375,000 in 2007 and $282,000 in 2006, all of which are included in the Electronic Information and Communication Systems segment. Unallocated amounts include general corporate expenses and assets, which consist mainly of cash and cash equivalents, investments, and other assets not attributable to any reportable segment.

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

Management's Report on Internal Control over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of the Company's internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2008 and concluded that it is effective.

        The Company's independent registered public accounting firm, Grant Thornton LLP, has audited the effectiveness of the Company's internal control over financial reporting as of September 30, 2008, and has expressed an unqualified opinion in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Controls

        There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the fourth quarter of the fiscal year ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

        We have audited Griffon Corporation (a Delaware corporation) and subsidiaries' (the "Company") internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Griffon Corporation and subsidiaries as of September 30, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2008 and our report dated December 11, 2008 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Melville, New York
December 11, 2008

 Item 9B.    Other Information

        None

PART III

        The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in February, 2009, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended September 30, 2008. Information relating to the executive officers of the Registrant appears under Item 1 of this report.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

        The following consolidated financial statements of Griffon Corporation and subsidiaries are included in Item 8:

			Page
(a)	1.	Financial Statements
		Consolidated Balance Sheets at September 30, 2008 and 2007	35
		Consolidated Statements of Operations for the Years Ended September 30, 2008, 2007 and 2006	36
		Consolidated Statements of Cash Flows for the Years Ended September 30, 2008, 2007 and 2006	37
		Consolidated Statements of Shareholders' Equity for the Years Ended September 30, 2008, 2007 and 2006	38
		Notes to Consolidated Financial Statements	39
	2.	Schedules
		I Condensed Financial Information of Registrant	S-1
		II Valuation and Qualifying Accounts	S-2
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

Exhibit No.
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
10.15
Griffon Corporation 2006 Equity Incentive Plan (Exhibit 4.3 of Form S-8 Registration Statement No. 333-133833) , as amended (Exhibit 10.1 of Quarterly Report on Form 10-Q for the period ended December 31, 2007 (Commission File No. 1-06620))
10.16	Amendment No. 2 to Employment Agreement, dated July 18, 2006 between the Registrant and Harvey R. Blau (Exhibit 10.1 to Current Report on Form 8-K dated July 18, 2006 (Commission File No. 1-06620))

Exhibit No.
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
10.22
Amended and Restated Credit Agreement, dated December 20, 2006, among Griffon Corporation, the Lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 10.1 to Current Report on Form 8-K dated December 20, 2006 (Commission File No. 1-06620))
10.23	Amendment No. 3 to Employment Agreement, dated August 3, 2007, between the Registrant and Harvey R. Blau (Exhibit 10.1 to Current Report on Form 8-K dated August 3, 2006 (Commission File No. 1-06620))
10.24
Amendment No. 1 to the Severance Agreement, dated August 3, 2007, between the Registrant and Patrick L. Alesia (Exhibit 10.2 to Current Report on Form 8-K dated August 3, 2006 (Commission File No. 1-06620))
10.25
Amendment No. 1 to the Amended and Restated Supplemental Executive Retirement Plan dated August 3, 2007 (Exhibit 10.3 to the Current Report on Form 8-K dated August 3, 2006 (Commission File No. 1-06620))
10.26	Severance Agreement, dated November 2, 2007, between the Registrant and Franklin H. Smith, Jr. (Exhibit 10.1 to the Current Report on Form 8-K dated November 2, 2007 (Commission File No. 1-06620))
10.27	Investment Agreement, dated August 7, 2008, between Griffon Corporation and GS Direct, L.L.C. (Exhibit 10.1 to the Current Report on Form 8-K dated August 13, 2008 (Commission File No. 1-06620))
10.28
Credit Agreement, dated as of June 24, 2008, among Clopay Building Products Company, Inc., Clopay Plastic Products Company, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, among others (Exhibit 10.1 to the Current Report on Form 8-K dated June 27, 2008 (Commission File No. 1-06620))
10.29
Credit Agreement, dated as of March 31, 2008, among Telephonics Corporation, Gritel Holding Co., Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 10.1 to the Current Report on Form 8-K dated April 4, 2008 (Commission File No. 1-06620))
10.30
Guarantee and Collateral Agreement, dated as of March 31, 2008, made by Gritel Holding Co., Inc. and Telephonics Corporation in favor of JPMorgan Chase Bank, N.A. (Exhibit 10.2 to the Current Report on Form 8-K dated April 4, 2008).
10.31	Employment Agreement, dated March 16, 2008, between the Registrant and Ronald J. Kramer. (Exhibit 10.1 to the Current Report on Form 8-K dated March 19, 2008 (Commission File No. 1-06620))

Exhibit No.
10.32	Amendment No. 1, dated as of December 31, 2007, to the Amended and Restated Credit Agreement, dated December 20, 2006, among Griffon Corporation, Telephonics Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 10.1 to the Current Report on Form 8-K dated January 4, 2008 (Commission File No. 1-06620))
10.33	2006 Equity Incentive Plan, as amended (Exhibit 10.1 of Quarterly Report on Form 10-Q for the period ended December 31, 2007 (Commission File No. 1-06620))
14	Code of Ethics for Senior Financial Officers (Exhibit 14 to Annual Report on Form 10-K for the year ended September 30, 2003 (Commission File No. 1-06620))
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

        The following undertakings are incorporated into the Company's Registration Statements on Form S-8 (Registration Nos. 33-39090, 33-62966, 33-52319, 333-21503, 333-62319, 333-84409, 333-67760, 333-88422, 333-102742, 333-131737, 333-133833 and 333-149811).

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

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of December 2008.

GRIFFON CORPORATION
By:	/s/ RONALD J. KRAMER Ronald J. Kramer, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 11, 2008 by the following persons in the capacities indicated:

/s/ HARVEY R. BLAU Harvey R. Blau	Chairman of the Board
/s/ RONALD J. KRAMER Ronald J. Kramer	Chief Executive Officer (Principal Executive Officer)
/s/ PATRICK L. ALESIA Patrick L. Alesia	Chief Financial Officer, Vice President, Secretary and Treasurer (Principal Financial and Accounting Officer)
/s/ HENRY A. ALPERT Henry A. Alpert	Director
/s/ BERTRAND M. BELL Bertrand M. Bell	Director
/s/ GERALD J. CARDINALE Gerald J. Cardinale	Director
/s/ BLAINE V. FOGG Blaine V. Fogg	Director
/s/ BRADLEY J. GROSS Bradley J. Gross	Director
/s/ ROBERT HARRISON Robert Harrison	Director

/s/ CLARENCE A. HILL, JR. Clarence A. Hill, Jr.	Director
/s/ DONALD J. KUTYNA Donald J. Kutyna	Director
/s/ JAMES A. MITAROTONDA James A. Mitarotonda	Director
/s/ MARTIN S. SUSSMAN Martin S. Sussman	Director
/s/ WILLIAM H. WALDORF William H. Waldorf	Director
/s/ JOSEPH J. WHALEN Joseph J. Whalen	Director

GRIFFON CORPORATION

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

	September 30,
(in thousands)	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$247,554	$3,635
Prepaid expenses and other current assets	8,171	16,093
Income taxes receivable	16,629	—

Total current assets	272,354	19,728
Property, plant & equipment at cost, less accumulated depreciation	745	925
Investment in subsidiaries	569,469	705,315
Other assets	14,192	11,372

	$856,760	$737,340

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$188	$417
Accounts payable and accrued liabilities	16,666	18,389
Income taxes payable	—	1,800

Total current liabilities	16,854	20,606

Long-term liabilities:
Convertible subordinated notes	130,000	130,000
Notes payable to banks	—	76,000
Other	50,226	43,795

	180,226	249,795

Shareholders' equity	659,680	466,939

	$856,760	$737,340

S-1

GRIFFON CORPORATION

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30,

(in thousands)	2008	2007	2006
Costs and Expenses:
General and administrative expenses	$21,155	$16,094	$16,576
Interest expense and other, net	4,994	6,543	5,804

	26,149	22,637	22,380

Loss before credit for federal income taxes and equity in net income of subsidiaries	(26,149)	(22,637)	(22,380)
Credit for federal income taxes resulting from tax sharing arrangement with subsidiaries	(5,963)	(7,300)	(9,118)

Loss before equity in net income of subsidiaries	(20,186)	(15,337)	(13,262)
Equity in income of subsidiaries	20,274	43,502	59,118

Income from continuing operations before discontinued operations	88	28,165	45,856
Equity in income (loss) of discontinued operations	(40,591)	(6,086)	5,930

Net income (loss)	$(40,503)	$22,079	$51,786

S-1a

GRIFFON CORPORATION

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30,

(in thousands)	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(40,503)	$22,079	$51,786

Adjustments to reconcile net income to net cash provided (used) by operating activities—
Deferred income taxes	4,483	(5,708)	(1,514)
Stock-based compensation	3,327	2,412	1,711
Write-off of unamortized deferred financing costs	495	—	—
Equity in income of subsidiaries	(20,274)	(43,502)	(59,118)
Equity in (income) loss of discontinued operations	40,591	6,086	(5,930)
Change in assets and liabilities—
(Increase) decrease in prepaid expenses and other assets	(120)	204	272
Increase (decrease) in accounts payable, accrued liabilities and income taxes payable	4,060	(9,178)	565
Other changes, net	(4,036)	7,725	3,181

	28,526	(41,961)	(60,833)

Net cash provided by (used in) operating activities	(11,977)	(19,882)	(9,047)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(46)	(67)	(12)
Advances from (to) subsidiaries	42,000	(6,500)	(6,550)
Distributions from subsidiaries	60,000	22,000	—

Net cash provided by (used in) investing activities	101,954	15,433	(6,562)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock pursuant to rights offering	241,344	—	—
Purchase of treasury shares	(579)	(4,355)	(19,811)
Proceeds from issuance of long-term debt	630	33,601	74,000
Payment of long-term debt	(76,417)	(27,186)	(65,416)
Financing costs	(7,111)	—	—
Exercise of stock options	—	2,588	2,639
Capital contribution	(4,067)	—	—
Tax benefit from exercise of stock options	3	1,346	4,136
Other, net	139	653	(179)

Net cash provided by (used in) financing activities	153,942	6,647	(4,631)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	243,919	2,198	(20,240)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,635	1,437	21,677

CASH AND CASH EQUIVALENTS AT END OF YEAR	$247,554	$3,635	$1,437

S-1b

GRIFFON CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED SEPTEMBER 30, 2008, 2007 AND 2006

(in thousands)

		Additions		Deductions
Description	Balance at Beginning Of Period	Charged to Profit and Loss	Charged to Other Accounts	Accounts Written Off	Other	Balance at End of Period
FOR THE YEAR ENDED SEPTEMBER 30, 2008(1):
Allowance for doubtful accounts:
Bad debts	$3,836	$854	$148	$1,163	$—	$3,675
Sales returns and allowances	2,501	(156)	18	429	—	1,934

	$6,337	$698	$166	$1,592	$—	$5,609

Inventory valuation	$9,489	$652	$—	$1,314	$(56)	$8,883

FOR THE YEAR ENDED SEPTEMBER 30, 2007(1):
Allowance for doubtful accounts:
Bad debts	$3,684	$649	$473	$970	$—	$3,836
Sales returns and allowances	2,623	3,478	148	3,748	—	2,501

	$6,307	$4,127	$621	$4,718	$—	$6,337

Inventory valuation	$8,149	$1,901	$—	$801	$(240)	$9,489

FOR THE YEAR ENDED SEPTEMBER 30, 2006(1):
Allowance for doubtful accounts:
Bad debts	$3,846	$863	$388	$1,172	$241	$3,684
Sales returns and allowances	2,052	2,735	75	2,239	—	2,623

	$5,898	$3,598	$463	$3,411	$241	$6,307

Inventory valuation	$6,654	$3,126	$—	$1,713	$(82)	$8,149

(1)
Amounts reflect continuing operations only.

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

Exhibit No.
10.14	Non-Qualified Stock Option Agreement (Exhibit 4.1 of Form S-8 Registration Statement No. 333-131737)
10.15
Griffon Corporation 2006 Equity Incentive Plan (Exhibit 4.3 of Form S-8 Registration Statement No. 333-133833), as amended (Exhibit 10.1 of Quarterly Report on Form 10-Q for the period ended December 31, 2007 (Commission File No. 1-06620))
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
10.23	Amendment No. 3 to Employment Agreement, dated August 3, 2007, between the Registrant and Harvey R. Blau (Exhibit 10.1 to Current Report on Form 8-K dated August 3, 2006)
10.24	Amendment No. 1 to the Severance Agreement, dated August 3, 2007, between the Registrant and Patrick L. Alesia (Exhibit 10.2 to Current Report on Form 8-K dated August 3, 2006)
10.25	Amendment No. 1 to the Amended and Restated Supplemental Executive Retirement Plan dated August 3, 2007 (Exhibit 10.3 to the Current Report on Form 8-K dated August 3, 2006)
10.26	Severance Agreement, dated November 2, 2007, between the Registrant and Franklin H. Smith, Jr. (Exhibit 10.1 to the Current Report on Form 8-K dated November 2, 2007)
10.27	Investment Agreement, dated August 7, 2008, between Griffon Corporation and GS Direct, L.L.C. (Exhibit 10.1 to the Current Report on Form 8-K dated August 13, 2008 (Commission File No. 1-06620))
10.28
Credit Agreement, dated as of June 24, 2008, among Clopay Building Products Company, Inc., Clopay Plastic Products Company, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, among others (Exhibit 10.1 to the Current Report on Form 8-K dated June 27, 2008 (Commission File No. 1-06620))
10.29
Credit Agreement, dated as of March 31, 2008, among Telephonics Corporation, Gritel Holding Co., Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 10.1 to the Current Report on Form 8-K dated April 4, 2008 (Commission File No. 1-06620))
10.30
Guarantee and Collateral Agreement, dated as of March 31, 2008, made by Gritel Holding Co., Inc. and Telephonics Corporation in favor of JPMorgan Chase Bank, N.A. (Exhibit 10.2 to the Current Report on Form 8-K dated April 4, 2008).

Exhibit No.
10.31	Employment Agreement, dated March 16, 2008, between the Registrant and Ronald J. Kramer. (Exhibit 10.1 to the Current Report on Form 8-K dated March 19, 2008 (Commission File No. 1-06620))
10.32
Amendment No. 1, dated as of December 31, 2007, to the Amended and Restated Credit Agreement, dated December 20, 2006, among Griffon Corporation, Telephonics Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 10.1 to the Current Report on Form 8-K dated January 4, 2008 (Commission File No. 1-06620))
10.33	2006 Equity Incentive Plan, as amended (Exhibit 10.1 of Quarterly Report on Form 10-Q for the period ended December 31, 2007 (Commission File No. 1-06620))
10.27	Investment Agreement, dated August 7, 2008, between Griffon Corporation and GS Direct, L.L.C. (Exhibit 10.1 to the Current Report on Form 8-K dated August 13, 2008).
10.28
Credit Agreement, dated as of June 24, 2008, among Clopay Building Products Company, Inc., Clopay Plastic Products Company, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, among others (Exhibit 10.1 to the Current Report on Form 8-K dated June 27, 2008).
10.29
Credit Agreement, dated as of March 31, 2008, among Telephonics Corporation, Gritel Holding Co., Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 10.1 to the Current Report on Form 8-K dated April 4, 2008).
10.30
Guarantee and Collateral Agreement, dated as of March 31, 2008, made by Gritel Holding Co., Inc. and Telephonics Corporation in favor of JPMorgan Chase Bank, N.A. (Exhibit 10.2 to the Current Report on Form 8-K dated April 4, 2008).
10.31	Employment Agreement, dated March 16, 2008, between the Registrant and Ronald J. Kramer. (Exhibit 10.1 to the Current Report on Form 8-K dated March 19, 2008).
10.32
Amendment No. 1, dated as of December 31, 2007, to the Amended and Restated Credit Agreement, dated December 20, 2006, among Griffon Corporation, Telephonics Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 10.1 to the Current Report on Form 8-K dated January 4, 2008).
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

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
PART II
PERFORMANCE GRAPH
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN* Among Griffon Corporation, The S&P Smallcap 600 Index And The Dow Jones US Diversified Industrials Index
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
GRIFFON CORPORATION CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
GRIFFON CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
GRIFFON CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
GRIFFON CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except share and per share data)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  Item 9B. Other Information
PART III
PART IV
  Item 15. Exhibits and Financial Statement Schedules
GRIFFON CORPORATION SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT BALANCE SHEETS
GRIFFON CORPORATION SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued) STATEMENTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30,
GRIFFON CORPORATION SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued) STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED SEPTEMBER 30,
GRIFFON CORPORATION AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED SEPTEMBER 30, 2008, 2007 AND 2006 (in thousands)
EXHIBIT INDEX