Form 10-Q
period 2008-12-31
GRIFFON CORP
filed 2009-02-09
CIK 50725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐    Yes ☒    No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 59,275,870 shares of Common Stock as of February 3, 2009.

Griffon Corporation and Subsidiaries

Part I – Financial Information

Item 1 – Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2008	September 30, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$276,024	$311,921
Accounts receivable, less allowance for doubtful accounts of $5,293 at December 31, 2008 and $5,609 at September 30, 2008	146,595	163,586
Contract costs and recognized income not yet billed	64,194	69,001
Inventories	169,379	167,158
Prepaid expenses and other current assets	54,943	52,430
Assets of discontinued operations	4,793	9,495
Total current assets	715,928	773,591
PROPERTY, PLANT AND EQUIPMENT, at cost, net of depreciation and amortization	228,400	239,003
COSTS IN EXCESS OF FAIR VALUE OF NET ASSETS OF BUSINESSES ACQUIRED	88,300	93,782
INTANGIBLE ASSETS, net	33,484	34,777
OTHER ASSETS	23,007	22,067
ASSETS OF DISCONTINUED OPERATIONS	8,816	8,346
	$1,097,935	$1,171,566
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable and current portion of long-term debt	$4,594	$2,258
Accounts payable	107,088	129,823
Accrued liabilities	59,816	64,450
Liabilities of discontinued operations	11,849	14,917
Total current liabilities	183,347	211,448
LONG-TERM DEBT	194,902	230,930
OTHER LIABILITIES	61,960	59,460
LIABILITIES OF DISCONTINUED OPERATIONS	9,689	10,048
Total Liabilities	449,898	511,886
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.25 per share, authorized 3,000,000 shares, no shares issued	—	—
Common stock, par value $.25 per share, authorized 85,000,000 shares, issued 71,715,885 shares at December 31, 2008 and 71,095,399 shares at September 30, 2008	17,929	17,774
Capital in excess of par value	416,061	415,505
Retained earnings	420,265	415,991
Treasury shares, at cost, 12,440,015 common shares at December 31, 2008 and September 30, 2008	(213,310)	(213,310)
Accumulated other comprehensive income	12,975	25,469
Deferred compensation	(5,883)	(1,749)
Total shareholders’ equity	648,037	659,680
	$1,097,935	$1,171,566

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,
	2008	2007

Net sales	$302,334	$294,802
Cost of sales	243,377	230,044

Gross profit	58,957	64,758

Selling, general and administrative expenses	56,528	58,987
Restructuring and other related charges	—	1,691
Total operating expenses	56,528	60,678

Income from operations	2,429	4,080

Other income (expense):
Interest expense	(2,796)	(3,136)
Interest income	518	881
Gain from debt extinguishment, net	6,714	—
Other, net	(357)	797
	4,079	(1,458)
Income from continuing operations before income taxes	6,508	2,622
Provision for income taxes	2,237	1,083
Income from continuing operations before discontinued operations	4,271	1,539
Discontinued operations:
Income (loss) from operations of the discontinued Installation Services business	5	(5,015)
Provision (benefit) for income taxes	2	(2,121)
Income (loss) from discontinued operations	3	(2,894)
Net income (loss)	$4,274	$(1,355)

Basic earnings (loss) per share:
Continuing operations	$.07	$.05
Discontinued operations	—	(.09)
	$.07	$(.04)
Diluted earnings (loss) per share:
Continuing operations	$.07	$.05
Discontinued operations	—	(.09)
	$.07	$(.04)

Weighted-average shares outstanding – basic	58,853	32,478
Weighted-average shares outstanding – diluted	58,918	32,741

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES — CONTINUING OPERATIONS:
Net income (loss)	$4,274	$(1,355)
Loss (income) from discontinued operations	(3)	2,894
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	10,553	10,370
Stock-based compensation	814	624
Recovery of losses on accounts receivable	(346)	(17)
Amortization of deferred financing costs	726	222
Gain from debt extinguishment, net	(6,714)	—
Deferred income taxes	(376)	412
Change in assets and liabilities:
Decrease in accounts receivable and contract costs and recognized income not yet billed	20,190	36,799
Increase in inventories	(2,934)	(4,208)
Increase in prepaid expenses and other assets	(1,341)	(5,047)
Increase (decrease) in accounts payable, accrued liabilities and income taxes payable	(27,402)	1,492
Other changes, net	(2,267)	(1,211)
	(9,100)	42,330
Net cash (used in) provided by operating activities — continuing operations	(4,826)	40,975
CASH FLOWS FROM INVESTING ACTIVITIES — CONTINUING OPERATIONS:
Acquisition of property, plant and equipment	(4,831)	(6,445)
Acquired businesses	—	(1,750)
Proceeds from sale of investment	—	1,000
Decrease (increase) in equipment lease deposits	(231)	4,332
Net cash used in investing activities — continuing operations	(5,062)	(2,863)
CASH FLOWS FROM FINANCING ACTIVITIES — CONTINUING OPERATIONS:
Proceeds from issuance of shares from rights offering	5,274	—
Purchase of shares for treasury	—	(579)
Proceeds from issuance of long-term debt	4,908	—
Payments of long-term debt	(33,761)	(13,818)
Increase in short-term borrowings	2,021	787
Financing costs	(93)	—
Purchase of ESOP shares	(4,370)	—
Other, net	419	177
Net cash used in financing activities — continuing operations	(25,602)	(13,433)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by (used in) operating activities	(323)	181
Net cash used in investing activities	—	(95)
Net cash provided by (used in) discontinued operations	(323)	86
Effect of exchange rate changes on cash and cash equivalents	(84)	240
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(35,897)	25,005
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	311,921	44,747
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$276,024	$69,752

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2008

(in thousands, except share data)

(Unaudited)

	COMMON STOCK		CAPITAL IN EXCESS OF	RETAINED	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE	DEFERRED		COMPREHENSIVE
	SHARES	PAR VALUE	PAR VALUE	EARNINGS	SHARES	COST	INCOME	COMPENSATION	Total	INCOME (LOSS)
Balances, October 1, 2008	71,095,399	$17,774	$415,505	$415,991	12,440,015	$(213,310)	$25,469	$(1,749)	$659,680
Foreign currency translation adjustment	—	—	—	—	—	—	(12,494)	—	(12,494)	$(12,494)
Net income	—	—	—	4,274	—	—	—	—	4,274	4,274
Comprehensive income										$(8,220)
Amortization of deferred compensation	—	—	—	—	—	—	—	216	216
ESOP purchase of common stock								(4,370)	(4,370)
Stock-based compensation	—	—	794	—	—	—	—	20	814
Issuance of common stock pursuant to rights offering, net of financing costs	620,486	155	(192)	—	—	—	—	—	(37)
Other	—	—	(46)	—	—	—	—	—	(46)
Balances, December 31, 2008	71,715,885	$17,929	$416,061	$420,265	12,440,015	$(213,310)	$12,975	$(5,883)	$648,037

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

GRIFFON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Griffon Corporation and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three-month period ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009. The unaudited condensed consolidated balance sheet information as of September 30, 2008 was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008. The interim condensed consolidated financial statements contained herein should be read in conjunction with that Report.

In preparing its unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates estimates, including those related to bad debts, inventory reserves, goodwill and intangible assets. The Company bases its estimates on historical data and experience, when available, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Certain amounts in the condensed consolidated financial statements at December 31, 2007 have been reclassified to conform to the current period’s presentation.

NOTE 2 – FAIR VALUE MEASUREMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. For financial assets and liabilities, this statement is effective for fiscal periods beginning after November 15, 2007 and does not require any new fair value measurements. In February 2008, the FASB Staff Position No. 157-2 (“FSP 157-2”) was issued which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

The Company adopted the provisions of SFAS 157, as amended by FSP 157-2, on October 1, 2008. Pursuant to the provisions of FSP 157-2, the Company will not apply the provisions of SFAS 157 until October 1, 2009 for non-financial assets and liabilities (principally goodwill and intangible assets).

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), to provide companies the option to report selected financial assets and liabilities at fair value. Upon adoption of the provisions of SFAS 159 on October 1, 2008, the Company did not elect the fair value option to report its financial assets and liabilities at fair value. Accordingly, the adoption of SFAS 159 did not have an impact on the Company’s financial position or results of operations.

Fair Value Hierarchy

SFAS 157 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs), or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). In accordance with SFAS 157, these two types of inputs have created the following fair value hierarchy:

•	Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities.

•

Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly.

•	Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

SFAS 157 requires the use of observable market data if such data is available without undue cost and effort.

Measurement of Fair Value

The Company measures fair value as an exit price using the procedures described below for all assets and liabilities measured at fair value. When available, the Company uses unadjusted quoted market prices to measure fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based or independently-sourced market parameters such as interest rates and currency rates. Items valued using internally generated models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be inputs that are readily observable. If quoted market prices are not available, the valuation model used generally depends on the specific asset or liability being valued. The determination of fair value considers various factors including interest rate yield curves and time value underlying the financial instruments.

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured and recorded at fair value on a recurring basis at December 31, 2008 consistent with the fair value hierarchy provisions of SFAS 157:

		Fair Value Measurements at Reporting Date Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash and US Government money market funds	$276,024	$276,024	$—	$—
Other assets:
Deferred non-qualified retirement plan assets	3,253	3,253	—	—
Total assets measured at fair value	$279,277	$279,277	$—	$—

NOTE 3 – INVENTORIES

Inventories, stated at the lower of cost (first-in, first-out or average) or market, are comprised of the following:

	December 31, 2008	September 30, 2008
Finished goods	$46,727	$50,859
Work in process	81,448	70,716
Raw materials and supplies	41,204	45,583
	$169,379	$167,158

NOTE 4 – LONG-TERM DEBT

In June 2008, Clopay Building Products Company, Inc. (“BPC”) and Clopay Plastic Products Company, Inc. (“PPC”), each a wholly-owned subsidiary of the Company, entered into a credit agreement for their domestic operations with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which the lenders agreed to provide a five-year, senior secured revolving credit facility of $100,000 (the “Clopay Credit Agreement”). At December 31, 2008 and September 30, 2008, $33,402 and $33,900, respectively, were outstanding under the Clopay Credit Agreement and approximately $32,691 was available for borrowing at December 31, 2008. BPC and PPC were in compliance with all of their financial covenants under the Clopay Credit Agreement at December 31, 2008.

In March 2008, Telephonics Corporation (“Telephonics”), a wholly-owned subsidiary of the Company, entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which the lenders agreed to provide a five-year, revolving credit facility of $100,000 (the “Telephonics Credit Agreement”). At December 31, 2008 and September 30, 2008, $41,000 and $44,500, respectively, were outstanding under the Telephonics Credit Agreement and approximately $54,203 was available for borrowing at December 31, 2008. Telephonics was in compliance with all of its financial covenants under the Telephonics Credit Agreement at December 31, 2008.

The Company had outstanding $130,000 of 4% convertible subordinated notes due 2023 (the “Notes”) at September 30, 2008. Holders may convert the Notes at a conversion price of $22.41 per share, as adjusted pursuant to the recent rights offering of the Company and subject to possible further adjustment, as defined, which is equal to a conversion rate of approximately 44.6229 shares per $1 principal amount of Notes.

In October 2008, the Company purchased $35,500 face value of the Notes from certain Noteholders for $28,400. The Company recorded a pre-tax gain from debt extinguishment of approximately $7,100, offset by a $386 proportionate reduction in the related deferred financing costs for a net gain of $6,714 in the first quarter of fiscal 2009. The amount of Notes outstanding at December 31, 2008 was $94,500.

NOTE 5 – SHAREHOLDERS’ EQUITY

In August 2008, the Company’s Board of Directors authorized a 20,000,000 share Common Stock rights offering to its shareholders in order to raise equity capital for general corporate purposes and to fund future growth. The rights had an exercise price of $8.50 per share. In conjunction with the rights offering, GS Direct, L.L.C., an affiliate of Goldman, Sachs & Co. (“GS Direct”), agreed to back stop the rights offering by purchasing, on the same terms, any and all shares not subscribed through the exercise of rights. GS Direct also agreed to purchase additional shares of common stock at the rights offering price if it did not acquire a minimum of 10,000,000 shares of Common Stock as a result of its back stop commitment. In September 2008, the Company received $241,344 of gross proceeds from the first closing of its rights offering and the closing of the related investments by GS Direct and by the Company’s Chief Executive Officer, and issued 28,393,323 shares of its Common Stock. An additional $5,274 of rights offering proceeds, which were reflected as a component of prepaid expenses and other current assets in the condensed consolidated balance sheet at September 30, 2008, were received in October 2008 and the Company issued 620,486 shares of Common Stock in connection with the second closing of the rights offering, after which the rights offering was terminated.

During the first quarter of fiscal 2009, the Company’s Employee Stock Ownership Plan (“ESOP”) purchased an aggregate of 547,605 shares of the Company’s Common Stock for approximately $4,370 utilizing proceeds from the ESOP line of credit.

In accordance with the terms of an employment agreement, in October 2008, the Company’s Chief Executive Officer received a restricted stock grant of 75,000 shares of Common Stock, such grant vesting in April 2011. Aggregate compensation expense related to the restricted stock grant of $675 will be amortized over the vesting period. In addition, the Company’s Chief Executive Officer received a ten-year option to purchase 350,000 shares of Common Stock at an exercise price of $20 per share, vesting in three equal annual installments beginning April 2009. Aggregate compensation expense related to the option of $721 will be amortized over the respective vesting periods.

NOTE 6 – EARNINGS PER SHARE (EPS)

Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of Common Stock outstanding plus additional common shares that could be issued in connection with potentially dilutive securities. Management determined that the rights offering contained a bonus element to existing shareholders that required the Company to adjust the shares used in the computation of basic and fully-diluted weighted-average shares outstanding for the three months ended December 31, 2007. Basic and diluted EPS from continuing operations for the three-month periods ended December 31, 2008 and 2007 were determined using the following information:

	Three Months Ended December 31,
	2008	2007
Income from continuing operations available to common stockholders	$4,271	$1,539

Weighted-average shares outstanding - basic	58,853	32,478
Incremental shares from stock-based compensation	65	263
Weighted-average shares outstanding – diluted	58,918	32,741

At December 31, 2008 and 2007 and during the three-month periods ended December 31, 2008 and 2007, there were outstanding stock options whose exercise prices were higher than the average market values of the underlying common stock for the period. These options are antidilutive and are excluded from the computation of EPS. The weighted average antidilutive options outstanding for the three-month periods ended December 31, 2008 and 2007 were 1,660 and 930, respectively.

NOTE 7 – BUSINESS SEGMENTS

The Company’s reportable business segments are as follows – Electronic Information and Communication Systems (communication and information systems for government and commercial markets); Garage Doors (manufacture and sale of residential and commercial/industrial garage doors, and related products); and Specialty Plastic Films (manufacture and sale of plastic films and film laminates for baby diapers, adult incontinence care products, disposable surgical and patient care products and plastic packaging). The Company’s reportable segments are distinguished from each other by types of products and services offered, classes of customers, production and distribution methods, and separate management. The Company’s Installation Services segment (sale and installation of building products primarily for new construction, such as garage doors, garage door openers, manufactured fireplaces and surrounds, appliances, flooring and cabinets) has been reflected as discontinued operations in the condensed consolidated financial statements for all periods presented and, accordingly, is excluded from segment disclosures (see Note 10).

Information on the Company’s business segments is as follows:

	Electronic Information and Communication Systems	Garage Doors	Specialty Plastic Films	Totals
Revenues from external customers -
Three months ended
December 31, 2008	$80,827	$108,818	$112,689	$302,334
December 31, 2007	75,860	112,544	106,398	294,802

Sales to discontinued segments -
Three months ended
December 31, 2008	$—	$—	$—	$—
December 31, 2007	—	4,127	—	4,127

Segment profit (loss) -
Three months ended
December 31, 2008	$5,378	$(4,393)	$5,536	$6,521
December 31, 2007	5,483	(1,375)	5,998	10,106

Segment assets -
Three months ended
December 31, 2008	$254,682	$174,423	$349,093	$778,198
December 31, 2007	245,764	206,532	340,836	793,132

Segment capital expenditures -
Three months ended
December 31, 2008	$711	$2,451	$1,662	$4,824
December 31, 2007	1,326	3,776	1,337	6,439

Depreciation and amortization expense -
Three months ended
December 31, 2008	$1,487	$3,232	$5,763	$10,482
December 31, 2007	1,453	3,259	5,584	10,296

Following is a reconciliation of segment profit to amounts reported in the condensed consolidated financial statements:

	Three Months Ended December 31,
	2008	2007
Profit for all segments	$6,521	$10,106
Unallocated amounts	2,265	(5,229)
Interest expense, net	(2,278)	(2,255)
Income from continuing operations before income taxes	$6,508	$2,622

Unallocated amounts typically include general corporate expenses not attributable to any reportable segment. For the three months ended December 31, 2008, unallocated amounts included a net gain from the extinguishment of debt of $6,714. Goodwill at December 31, 2008 includes $18.6 million attributable to the Electronic Information and Communication Systems segment and $69.7 million attributable to the Specialty Plastic Films segment. The change in goodwill from September 30, 2008 was primarily due to Specialty Plastic Films’ foreign currency translation adjustments.

NOTE 8 – COMPREHENSIVE INCOME (LOSS) AND DEFINED BENEFIT PENSION EXPENSE

Comprehensive income (loss), which consists of net income (loss) and foreign currency translation adjustments, was $(8.2) million and $4.9 million for the three-month periods ended December 31, 2008 and 2007, respectively.

Defined benefit pension expense was recognized as follows:

	Three Months Ended December 31,
	2008	2007
Service cost	$112	$244
Interest cost	1,056	1,001
Expected return on plan assets	(431)	(520)
Amortization of net actuarial loss	230	239
Amortization of prior service cost	84	84
	$1,051	$1,048

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

Effect of newly issued but not yet effective accounting pronouncements

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way, that is, as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective for the Company as of October 1, 2009. The Company does not believe that the adoption of SFAS 160 will have a material effect on its consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133” which enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Although early adoption is encouraged, SFAS 161 is effective for the Company as of October 1, 2009. The Company does not believe that the adoption of SFAS 161 will have a material effect on its consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions that are used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”, and requires enhanced related disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, the Company’s fiscal year 2010. The Company is currently in the process of determining the effect, if any, that the adoption of FSP 142-3 may have on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”) to clarify that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. Additionally, APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. APB 14-1 is effective for the Company as of October 1, 2009. The Company is currently evaluating the impact that the adoption of APB 14-1 may have on its consolidated financial position, results of operations or cash flows.

NOTE 10 – DISCONTINUED OPERATIONS

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

Subsequently, during the third quarter of fiscal 2008, the Company’s Board of Directors approved a plan to exit all other operating activities of the Installation Services segment in 2008, with the exception of two units which were merged into the Garage Doors segment. As part of this plan, the Company closed one additional unit during the third quarter of fiscal 2008, sold nine units to one buyer in the third quarter of fiscal 2008 and sold its two remaining units in Phoenix and Las Vegas in the fourth quarter of fiscal 2008. The plan met the criteria for discontinued operations classification in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Operating results of substantially all of the Installation Services segment have been reported as discontinued operations in the condensed consolidated statements of operations for all periods presented and the Installation Services segment is excluded from segment reporting.

The following amounts related to the Installation Services segment have been segregated from the Company’s continuing operations and are reported as assets and liabilities of discontinued operations in the condensed consolidated balance sheets:

	December 31, 2008		September 30, 2008
	Current	Long-term	Current	Long-term
Assets of discontinued operations:
Accounts receivable	$—	$—	$3,414	$—
Prepaid expenses and other current assets	4,793	—	6,081	—
Intangible and other assets	—	8,816	—	8,346

Total assets of discontinued operations	$4,793	$8,816	$9,495	$8,346
Liabilities of discontinued operations:
Accounts payable	$47	$—	$340	$—
Accrued liabilities	11,802	—	14,577	—
Other liabilities	—	9,689	—	10,048

Total liabilities of discontinued operations	$11,849	$9,689	$14,917	$10,048

Net sales of the Installation Services’ operating units were $46.6 million for the three months ended December 31, 2007.

NOTE 11 – RESTRUCTURING AND OTHER RELATED CHARGES

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

A summary of the quarterly restructuring and other related charges recognized for the three months ended December 31, 2007 and 2008 are as follows:

	Workforce Reduction	Excess Facilities	Other Exit Costs	Total
Amounts incurred in:
Quarter ended December 31, 2007	$393	$—	$1,298	$1,691
Quarter ended December 31, 2008	—	—	—	—

At December 31, 2008, the accrued liability associated with the restructuring and other related charges consisted of the following:

	Workforce Reduction	Excess Facilities	Other Exit Costs	Total

Accrued liability at October 1, 2008	$—	$231	$—	$231
Charges	—	—	—	—
Payments	—	(191)	—	(191)
Accrued liability at December 31, 2008	$—	$40	$—	$40

The remaining accrual as of December 31, 2008 is expected to be paid during fiscal 2009. The restructuring and other related charges are included in the line item “Restructuring and other related charges” in the condensed consolidated statements of operations.

NOTE 12 – OTHER INCOME

Other income included approximately $(568) and $179 for the three-month periods ended December 31, 2008 and 2007, respectively, of foreign exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of the Company and its subsidiaries.

NOTE 13 – INCOME TAXES

The Company’s overall effective tax rate when combining results from continuing and discontinued operations for the three months ended December 31, 2008 was approximately 34.4%. This rate was different from the 35% U.S. federal income tax rate primarily due to foreign income and, to a lesser extent, foreign dividends and state taxes.

On October 1, 2007, the Company adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition criteria and a related measurement model for tax positions taken by companies. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition rules. The total amount of unrecognized tax benefits as of the date of adoption was $21,646. The adoption of FIN 48 resulted in an adjustment to beginning retained earnings of $4,669 and did not have any impact on the Company’s results of operations.

Included in the balance of unrecognized tax benefits at September 30, 2008 are $11,634 of tax benefits that, if recognized, would impact the effective tax rate. As a result of concluding a tax examination with a foreign tax jurisdiction during the first fiscal quarter of 2009, the Company reversed previously-established FIN 48 reserves of $1,979 related to uncertain tax positions. With regard to the unrecognized tax benefits as of December 31, 2008, the Company believes it is reasonably possible that approximately $1,000 of such unrecognized tax benefits could be recognized in the next twelve months, which would impact the effective tax rate if recognized.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. At September 30, 2008, the combined amount of accrued interest and penalties related to tax positions taken or to be taken on our tax returns and recorded as part of the reserves for uncertain tax positions was $1,982. As a result of concluding a tax examination with a foreign tax jurisdiction during the first fiscal quarter of 2009, the Company reversed previously-established FIN 48 reserves for accrued interest and penalties of $715 related to uncertain tax positions. There were no other significant changes to this amount during the first quarter of fiscal 2009.

As a result of the Company’s global operations, Griffon or its subsidiaries file income tax returns in various jurisdictions including U.S. federal, U.S. state and foreign jurisdictions. The Company is routinely subject to examination by taxing authorities throughout the world, including such jurisdictions as Germany, Canada, Brazil, Sweden and the U.S. The Company’s U.S. federal income tax returns are no longer subject to income tax examination for years before fiscal 2005, the Company’s German income tax returns are no longer subject to income tax examination for years before fiscal 2006 and the Company’s major U.S. state and other foreign jurisdictions are no longer subject to income tax examinations for years before fiscal 2000. Various U.S. state and foreign tax audits are currently underway.

NOTE 14 – WARRANTY LIABILITY

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

Changes in the Company’s warranty liability, included in accrued liabilities, were as follows:

	Three Months Ended December 31,
	2008	2007
Balance, beginning of period	$5,328	$7,868
Warranties issued and changes in estimated pre-existing warranties	1,338	(79)
Actual warranty costs incurred	(1,585)	(1,028)
Balance, end of period	$5,081	$6,761

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

In March 2008, DEC requested additional, supplemental sampling at the Site, and a Supplemental Investigation Work Plan was submitted to the DEC in April 2008. Based on comments received from the DEC in July 2008, a revised Supplemental Investigation Work Plan was submitted on July 30, 2008 to, and was approved subsequently by, the DEC. The work that was required to be performed in accordance with the Supplemental Investigation Work Plan was performed in October 2008 and a report was prepared for submission to the DEC. No feasibility study has yet been performed pursuant to the Consent Order.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

QUARTERLY OVERVIEW

Net sales from continuing operations for the three months ended December 31, 2008 were $302.3 million, compared to $294.8 million last year. Income from continuing operations, which was significantly impacted by a non-cash, net pre-tax gain on the purchase of outstanding notes at a discount of approximately $6.7 million, was $4.3 million, or $.07 per diluted share, for the first quarter of fiscal 2009 compared to $1.5 million, or $.05 per diluted share, last year. Results from discontinued operations for the first quarter of fiscal 2009 were break-even, or nil per diluted share, compared to a loss of $2.9 million, or $.09 per diluted share, last year. Net income for the first quarter of fiscal 2009 was $4.3 million, or $.07 per diluted share, compared to a net loss of $1.4 million, or $.04 per diluted share, last year.

In September 2008, the Company substantially strengthened its balance sheet by raising $241.3 million in gross proceeds from the sale of its common stock. The transaction was effected through a common stock rights offering, along with an investment by GS Direct, L.L.C. (“GS Direct”), an affiliate of Goldman Sachs. An additional $5.3 million of rights offering proceeds were received in October 2008 in connection with the second closing of the rights offering, after which the rights offering was terminated. The Company intends to use the proceeds for general corporate purposes and to fund its growth.

The Electronic Information and Communications Systems segment continues to perform well as core business sales grew by approximately $9.4 million, or 13%. The Electronic Information and Communications Systems segment last year was awarded contracts in excess of $400 million for the MH-60 program that are expected to be incrementally funded over the next several years. Based on these contract awards, this program is anticipated to generate revenues at a run rate of approximately $100 million per year for the next several years.

The Company’s Garage Doors segment results continued to be impacted by the sustained downturn in the residential housing and credit markets, with sales and operating profits decreasing from the prior-year period. The segment continues to be challenged by the trends in market conditions and the outlook for the remainder of 2009. The segment remains committed to retaining its customer base and, where possible, growing market share to offset the shrinking market. Steel costs, a key component of garage doors, rose considerably in the prior fiscal year, which adversely impacted those results. Selling prices were increased starting in the latter part of the prior fiscal year, partially offsetting those rising costs. Through the first quarter of fiscal 2009, steel costs appear to have stabilized in comparison to the fourth quarter of fiscal 2008.

The Specialty Plastic Films segment had increases in sales of 5.9% in the first quarter of fiscal 2009. The segment’s operating results were favorably impacted by growth in its elastics program, resulting in an improved product mix, and the impact of increased selling prices to pass through increased resin costs. Over the past several years, the segment has been successful in diversifying its customer portfolio. The segment remains optimistic that their progress on cost reduction programs and product mix should result in further improved performance, but expects to be challenged with new product roll-outs.

Discontinued operations – Installation Services

As a result of the downturn in the residential housing market, in fiscal 2008, the Company exited substantially all of the operating activities of its Installation Services segment. The Installation Services segment sold, installed and serviced garage doors, garage door openers, fireplaces, floor coverings, cabinetry and a range of related building products primarily for the new residential housing market. Operating results of substantially all of the Installation Services segment have been reported as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented herein, and the Installation Services segment is excluded from segment reporting.

RESULTS OF OPERATIONS

Three months ended December 31, 2008 and 2007

Operating results from continuing operations (in thousands) by business segment were as follows for the three-month periods ended December 31:

	Net sales		Segment operating profit
	2008	2007	2008	2007

Electronic Information and Communication Systems	$80,827	$75,860	$5,378	$5,483
Garage Doors	108,818	112,544	(4,393)	(1,375)
Specialty Plastic Films	112,689	106,398	5,536	5,998
	$302,334	$294,802	$6,521	$10,106

Electronic Information and Communication Systems

Net sales of the Electronic Information and Communication Systems segment increased $5.0 million, or 6.5%, compared to last year. The sales increase was primarily attributable to growth in the Radar Systems Division driven by increases in the Lamps MMR and ARPDD programs. Last year’s first quarter sales were favorably impacted by contracts with the Syracuse Research Corporation (SRC) that were winding down in the latter part of fiscal 2007. Excluding the prior-period sales related to the SRC contracts, core business sales grew by approximately $9.4 million, or 13%.

Gross profit of the Electronic Information and Communication Systems segment decreased by $.5 million compared to last year. Gross margin percentage decreased to 19.3% from 21.2% last year, principally due to program mix, as certain non-recurring cost savings benefited the margins on certain projects completed in the prior-year. Selling, general and administrative (“SG&A”) expenses decreased $.7 million compared to last year and decreased, as a percentage of sales, to 12.5% compared to 14.2% last year. The decrease in SG&A expenses is primarily due to lower expenditures relating to research and development. Operating profit of the Electronic Information and Communication Systems segment decreased $.1 million.

Garage Doors

Net sales of the Garage Doors segment decreased by $3.7 million, or 3.3%, compared to last year primarily due to the continuing effects of the weak housing and credit markets. The sales decline was principally due to reduced unit volume, offset partially by higher selling prices to pass through increased material costs and product mix.

Gross profit of the Garage Doors segment decreased by $5.5 million compared to last year. Gross margin percentage decreased to 24.4% from 28.4% last year, primarily due to reduced sales volume and associated plant efficiency loss, as well as an increased mix of certain higher-priced, but lower-margin, commercial products. SG&A expenses were approximately $1.5 million lower than last year and, as a percentage of sales, decreased to 27.9% from 28.3% last year. The operating loss of the Garage Doors segment increased by $3.0 million compared to last year. The operating loss in the prior-year period was impacted by restructuring and other related charges associated with the closure of the Tempe, AZ manufacturing facility.

Specialty Plastic Films

Net sales of the Specialty Plastic Films segment increased $6.3 million, or 5.9%, compared to last year. The increase was principally due to a favorable product mix in North America and the impact of increased selling prices to pass through increased resin costs, partially offset by the unfavorable impact of exchange rates on translated foreign sales.

Gross profit of the Specialty Plastic Films segment increased by $.1 million compared to last year. Gross margin percentage decreased to 14.7% from 15.5% last year. The favorable contribution to gross margin from the pass through of resin costs was more than offset by an unfavorable product mix and foreign exchange translation. SG&A expenses increased $.4 million from last year but, as a percentage of sales, decreased to 10.2% from 10.4% last year due to the sales increase. Operating profit of the Specialty Plastic Films segment decreased $.5 million compared to last year.

Gain from debt extinguishment

In first quarter of fiscal 2009, the Company reported a non-cash, pre-tax gain from debt extinguishment of approximately $6.7 million, net of a proportionate write-off of deferred financing costs, that resulted from its October 2008 purchase of $35.5 million of its outstanding notes at a discount.

Provision for income taxes

The Company’s overall effective tax rate when combining results from continuing and discontinued operations for the first quarter of fiscal 2009 was approximately 34.4% compared to 43.4% last year. The rate change was principally due to differences in the mix of foreign income and state taxes.

Discontinued operations – Installation Services

Net sales of the Installation Services’ operating units were nil and $46.6 million for the three months ended December 31, 2008 and 2007, respectively, as a result of the Company’s exit from the segment in fiscal 2008. Operating income (loss) of the Installation Services’ operating units was $3 thousand and $(2.9) million for the three months ended December 31, 2008 and 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in continuing operations during the three-month period ended December 31, 2008 were $4.8 million compared to cash provided by continuing operations of $41.0 million last year. Working capital decreased to $532.6 million at December 31, 2008 compared to $562.1 million at September 30, 2008, primarily as a result of the purchase of $35.5 million face value of Notes for $28.4 million. Operating cash flows from continuing operations were unfavorably impacted by increased prepaid expenses and other current assets and decreased accounts payable, partially offset by decreased accounts receivable. Prior-period cash generated from continuing operations benefitted from an unusually large decrease in accounts receivable that resulted from the conclusion of a major contract.

During the three-month period ended December 31, 2008, the Company used cash from investing activities of continuing operations of $5.1 million compared to $2.9 million last year, primarily for capital expenditures.

During the three-month period ended December 31, 2008, the Company used cash from financing activities of continuing operations of $25.6 million compared to $13.4 million last year, primarily as a result of the purchase of $35.5 million face value of Notes for $28.4 million, partially offset by the receipt of $5.3 million of rights offering proceeds (see below). Approximately 1.4 million shares of common stock are available for purchase pursuant to the Company’s stock buyback program and additional purchases, including pursuant to a 10b5-1 plan, may be made, depending upon market conditions and other factors, at prices deemed appropriate by management.

In August 2008, the Company’s Board of Directors authorized a 20 million share common stock rights offering to its shareholders in order to raise equity capital for general corporate purposes and to fund future growth. The rights had an exercise price of $8.50 per share. In conjunction with the rights offering, GS Direct agreed to back stop the rights offering by purchasing, on the same terms, any and all shares not subscribed through the exercise of rights. GS Direct also agreed to purchase additional shares of common stock at the rights offering price if it did not acquire a minimum of 10 million shares of common stock as a result of its back stop commitment. In September 2008, the Company received $241.3 million of gross proceeds from the first closing of its rights offering and the closing of the related investments by GS Direct and by the Company’s Chief Executive Officer. An additional $5.3 million of rights offering proceeds were received in October 2008 in connection with the second closing of the rights offering, after which the rights offering was terminated.

In June 2008, Clopay Building Products Company, Inc. (“BPC”) and Clopay Plastic Products Company, Inc. (“PPC”), each a wholly-owned subsidiary of the Company, entered into a credit agreement for their domestic operations with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which the lenders agreed to provide a five-year, senior secured revolving credit facility of $100 million (the “Clopay Credit Agreement”). At December 31, 2008, $33.4 million was outstanding under the Clopay Credit Agreement and approximately $32.7 million was available for borrowing. BPC and PPC were in compliance with all of their financial covenants under the Clopay Credit Agreement at December 31, 2008.

In March 2008, Telephonics Corporation (“Telephonics”), a wholly-owned subsidiary of the Company, entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which the lenders agreed to provide a five-year, revolving credit facility of $100 million (the “Telephonics Credit Agreement”). At December 31, 2008, $41.0 million was outstanding under the Telephonics Credit Agreement and approximately $54.2 million was available for borrowing. Telephonics was in compliance with all of its financial covenants under the Telephonics Credit Agreement at December 31, 2008.

The Telephonics Credit Agreement and the Clopay Credit Agreement include various sublimits for standby letters of credit. At December 31, 2008, there were approximately $18.4 million of aggregate standby letters of credit outstanding under these credit facilities. These credit agreements limit dividends and advances that these subsidiaries may pay to the parent company. The agreements permit the payment of income taxes, overhead and expenses, with dividends or advances in excess of these amounts being limited based on (a) with respect to the Clopay Credit Agreement, maintaining certain minimum availability under the loan agreement or (b) with respect to the Telephonics Credit Agreement, compliance with certain conditions and limited to an annual maximum.

At September 30, 2008, the Company had $130 million outstanding of 4% convertible subordinated notes due 2023 (the “Notes”). Holders of the Notes may require the Company to repurchase all or a portion of their Notes on July 18, 2010, 2013 and 2018, as well as upon a change in control. If our common stock price is below the conversion price of the debenture on the earliest of these dates, we anticipate that Noteholders will require us to repurchase their outstanding Notes. In October 2008, the Company purchased $35.5 million face value of the Notes from certain Noteholders for $28.4 million. This resulted in a non-cash net pre-tax gain from debt extinguishment of approximately $6.7 million in the first quarter of fiscal 2009. Due to the nature of these Notes for income tax purposes, the Company reclassified a deferred income tax liability to a current income tax liability of approximately $7 million at December 31, 2008 from the resultant gain and recapture of interest expense.

The Company’s Employee Stock Ownership Plan (“ESOP”) has a loan agreement guaranteed by the Company, the proceeds of which were used to purchase equity securities of the Company. The loan bears interest at rates based upon the prime rate or LIBOR. In addition, the ESOP had a $5 million line of credit that expired on October 31, 2008. In September 2008, $630,000 was drawn under the ESOP line of credit to purchase equity securities associated with the rights offering and was outstanding at September 30, 2008. In October 2008, the remaining balance of the available ESOP line of credit was drawn for the purpose of purchasing additional equity securities in the Company. In accordance with the terms of the ESOP line of credit agreement, the $5 million outstanding at October 31, 2008 was refinanced along with the balance of the then outstanding ESOP loan amount of $1.25 million. The new ESOP loan provides for quarterly payments of principal and interest through September 2012, at which time the balance of the loan of approximately $3.9 million will be payable.

The Company is winding down remaining disposal activities related to its Installation Services segment in the first half of fiscal 2009 and does not expect to incur significant expenses in the future. Future net cash outflows to satisfy liabilities related to disposal activities that were accrued as of December 31, 2008 are estimated to range between $7 million and $8 million. Substantially all of such liabilities are expected to be paid during fiscal 2009.

During the three-month period ended December 31, 2008, the Company used cash from operating activities of discontinued operations of $.3 million.

Anticipated cash flows from operations, together with existing cash and cash equivalents, bank lines of credit and lease line availability, is expected to be adequate to finance presently anticipated working capital and capital expenditure requirements and to repay long-term debt as it matures.

CRITICAL ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

The Company’s significant accounting policies are set forth in Note 1 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008. A discussion of those policies that require management judgment and estimates and are most important in determining the Company’s operating results and financial condition are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2008 Annual Report. The Financial Accounting Standards Board issues, from time to time, new financial accounting standards, staff positions and emerging issues task force consensus. See Note 9 of Notes to Condensed Consolidated Financial Statements for a discussion of these matters.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact, including, without limitation, statements regarding the Company’s financial position, business strategy and the plans and objectives of the Company’s management for future operations, are forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identity forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend” or the negative of these expressions or comparable terminology. Such forward-looking statements involve important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, among others: general domestic and international business, financial market and economic conditions; the credit market; the housing market; results of integrating acquired businesses into existing operations; the results of the Company’s restructuring and disposal efforts; competitive factors; pricing pressures for resin and steel; and capacity and supply constraints. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

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
There have been no material changes from the risk factors disclosed in Item 1A to Part I in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
(a) None
(b) None
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table represents the purchasing activity of the Company’s Employee Stock Ownership Plan (ESOP) during the first quarter of fiscal 2009:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs at Month End
October 1 – 31	—	$—	—	—
November 1 – 30	174,200	$7.32	—	—
December 1 – 31	449,442	$8.36	—	—
Total	623,642		—

(1) These shares were purchased in open-market transactions. The Company’s Employee Stock Ownership Plan is authorized to purchase shares of the Company’s common stock as determined from time to time utilizing funds made available at the discretion of the Company. In December 2008, the ESOP purchased 76,037 shares of the Company’s common stock with approximately $686,000 in proceeds received from the sale of rights in connection with the Company’s rights offering in September 2008.

Item 3	Defaults upon Senior Securities
None

Item 4	Submission of Matters to a Vote of Security Holders
None

Item 5	Other Information

The Board of Directors of the Company previously approved, subject to stockholder approval, amendments to the Company’s 2006 Equity Incentive Plan (the “Incentive Plan”) (i) to increase the shares available for issuance under the Incentive Plan by 2,875,000 shares (if issued solely as restricted stock or awards other than stock options) or 5,750,000 shares (if awarded solely as stock options), and (ii) to increase the maximum number of shares that may be granted to any one participant in any one fiscal year to 750,000 shares (if issued solely as restricted stock or awards other than stock options) or 1,500,000 shares (if awarded solely as stock options).  The amendments were approved by the stockholders at the Company’s 2009 Annual Meeting of Stockholders held on February 4, 2009.

Item 6	Exhibits
Exhibit 10.1 – 2006 Equity Incentive Plan, as amended (attached hereto).

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

GRIFFON CORPORATION

By: /s/ Patrick L. Alesia
Patrick L. Alesia
Chief Financial Officer
(Principal Financial Officer)

Date: February 9, 2009

EXHIBIT INDEX

Exhibit 10.1	-	2006 Equity Incentive Plan, as amended.

Exhibit 31.1	-	Certification pursuant to Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	–	Certification pursuant to Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

Exhibit 32	–	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.