Form 10-Q
period 2009-03-31
GRIFFON CORP
filed 2009-05-11
CIK 50725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 59,514,466 shares of Common Stock as of April 30, 2009.

Griffon Corporation and Subsidiaries

Part I — Financial Information

Item 1 — Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	March 31, 2009	September 30, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$274,315	$311,921
Accounts receivable, less allowance for doubtful accounts of $4,790 at March 31, 2009 and $5,609 at September 30, 2008	154,113	163,586
Contract costs and recognized income not yet billed	59,777	69,001
Inventories	155,908	167,158
Prepaid expenses and other current assets	54,190	52,430
Assets of discontinued operations	4,417	9,495
Total current assets	702,720	773,591
PROPERTY, PLANT AND EQUIPMENT, at cost, net of depreciation and amortization	222,515	239,003
COSTS IN EXCESS OF FAIR VALUE OF NET ASSETS OF BUSINESSES ACQUIRED	86,450	93,782
INTANGIBLE ASSETS, net	31,664	34,777
OTHER ASSETS	24,147	22,067
ASSETS OF DISCONTINUED OPERATIONS	9,025	8,346
	$1,076,521	$1,171,566
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable and current portion of long-term debt	$3,508	$2,258
Accounts payable	101,295	129,823
Accrued liabilities	60,776	64,450
Liabilities of discontinued operations	7,586	14,917
Total current liabilities	173,165	211,448
LONG-TERM DEBT	192,918	230,930
OTHER LIABILITIES	60,872	59,460
LIABILITIES OF DISCONTINUED OPERATIONS	9,462	10,048
Total Liabilities	436,417	511,886
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $.25 per share, authorized 3,000,000 shares, no shares issued	—	—
Common stock, par value $.25 per share, authorized 85,000,000 shares, issued 71,721,183 shares at March 31, 2009 and 71,095,399 shares at September 30, 2008	17,930	17,774
Capital in excess of par value	417,072	415,505
Retained earnings	419,411	415,991
Treasury shares, at cost, 12,440,015 common shares at March 31, 2009 and September 30, 2008	(213,310)	(213,310)
Accumulated other comprehensive income	4,733	25,469
Deferred ESOP compensation	(5,732)	(1,749)
Total shareholders’ equity	640,104	659,680
	$1,076,521	$1,171,566

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Net sales	$276,087	$298,571	$578,421	$593,373
Cost of sales	222,112	241,121	465,489	471,165
Gross profit	53,975	57,450	112,932	122,208

Selling, general and administrative expenses	55,545	60,114	112,073	119,101
Restructuring and other related charges	—	701	—	2,392
Total operating expenses	55,545	60,815	112,073	121,493
Income (loss) from operations	(1,570)	(3,365)	859	715
Other income (expense):
Interest expense	(2,919)	(3,498)	(5,633)	(6,634)
Interest income	231	599	667	1,480
Gain from debt extinguishment, net	—	—	6,714	—
Other, net	(200)	782	(557)	1,579
Total other income (expense)	(2,888)	(2,117)	1,191	(3,575)
Income (loss) from continuing operations before income taxes	(4,458)	(5,482)	2,050	(2,860)
Benefit for income taxes	(2,955)	(1,336)	(718)	(253)
Income (loss) from continuing operations before discontinued operations	(1,503)	(4,146)	2,768	(2,607)
Discontinued operations:
Income (loss) from operations of the discontinued Installation Services business	1,046	(19,208)	1,051	(24,223)
Provision (benefit) for income taxes	397	(1,985)	399	(4,106)
Income (loss) from discontinued operations	649	(17,223)	652	(20,117)
Net income (loss)	$(854)	$(21,369)	$3,420	$(22,724)

Basic earnings (loss) per common share:
Continuing operations	$(.03)	$(.13)	$.05	$(.08)
Discontinued operations	.01	(.53)	.01	(.62)
	$(.02)	$(.66)	$.06	$(.70)

Diluted earnings (loss) per common share:
Continuing operations	$(.03)	$(.13)	$.05	$(.08)
Discontinued operations	.01	(.53)	.01	(.62)
	$(.02)	$(.66)	$.06	$(.70)

Weighted-average shares outstanding - basic	58,467	32,485	58,660	32,482
Weighted-average shares outstanding - diluted	58,467	32,485	58,745	32,482

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES — CONTINUING OPERATIONS:
Net income (loss)	$3,420	$(22,724)
Loss (income) from discontinued operations	(652)	20,117
Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
Depreciation and amortization	20,910	21,149
Stock-based compensation	1,841	1,194
Recovery of losses on accounts receivable	379	246
Amortization of deferred financing costs	1,071	495
Gain from debt extinguishment, net	(6,714)	—
Deferred income taxes	(1,975)	707
Change in assets and liabilities:
Decrease in accounts receivable and contract costs and recognized income not yet billed	14,680	18,312
Decrease (increase) in inventories	9,582	(8,492)
Decrease (increase) in prepaid expenses and other assets	1,277	(8,692)
Increase (decrease) in accounts payable, accrued liabilities and income taxes payable	(36,914)	11,438
Other changes, net	(1,618)	(4,159)
	1,867	52,315
Net cash provided by operating activities — continuing operations	5,287	29,591
CASH FLOWS FROM INVESTING ACTIVITIES — CONTINUING OPERATIONS:
Acquisition of property, plant and equipment	(12,088)	(11,796)
Acquired businesses	—	(1,750)
Proceeds from sale of investment	—	1,000
Decrease (increase) in equipment lease deposits	(345)	4,024
Net cash used in investing activities — continuing operations	(12,433)	(8,522)
CASH FLOWS FROM FINANCING ACTIVITIES — CONTINUING OPERATIONS:
Proceeds from issuance of shares from rights offering	5,274	—
Purchase of shares for treasury	—	(579)
Proceeds from issuance of long-term debt	10,431	50,000
Payments of long-term debt	(41,240)	(76,716)
Increase in short-term borrowings	904	377
Financing costs	(227)	(1,044)
Purchase of ESOP shares	(4,370)	—
Other, net	629	480
Net cash used in financing activities — continuing operations	(28,599)	(27,482)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by (used in) operating activities	(759)	340
Net cash used in investing activities	—	(254)
Net cash provided by (used in) discontinued operations	(759)	86
Effect of exchange rate changes on cash and cash equivalents	(1,102)	981
NET DECREASE IN CASH AND CASH EQUIVALENTS	(37,606)	(5,346)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	311,921	44,747
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$274,315	$39,401

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED MARCH 31, 2009

(in thousands, except share data)

(Unaudited)

	COMMON STOCK		CAPITAL IN EXCESS OF	RETAINED	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE	DEFERRED ESOP		COMPREHENSIVE
	SHARES	PAR VALUE	PAR VALUE	EARNINGS	SHARES	COST	INCOME	COMPENSATION	Total	INCOME (LOSS)
Balances, October 1, 2008	71,095,399	$17,774	$415,505	$415,991	12,440,015	$(213,310)	$25,469	$(1,749)	$659,680
Foreign currency translation adjustment	—	—	—	—	—	—	(20,736)	—	(20,736)	$(20,736)
Net income	—	—	—	3,420	—	—	—	—	3,420	3,420
Comprehensive income										$(17,316)
Amortization of deferred compensation				—	—	—	—	354	354
Restricted stock vesting	5,298	1	(1)	—	—	—	—	—	—
ESOP purchase of common stock	—	—	—	—	—	—	—	(4,370)	(4,370)
Stock-based compensation	—	—	1,808	—	—	—	—	33	1,841
Issuance of common stock pursuant to rights offering, net of financing costs	620,486	155	(192)	—	—	—	—	—	(37)
Other	—	—	(48)	—	—	—	—	—	(48)
Balances, March 31, 2009	71,721,183	$17,930	$417,072	$419,411	12,440,015	$(213,310)	$4,733	$(5,732)	$640,104

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

GRIFFON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Griffon Corporation and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three-month and six-month periods ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009. The unaudited condensed consolidated balance sheet information as of September 30, 2008 was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008. The interim condensed consolidated financial statements contained herein should be read in conjunction with that Report.

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

Certain amounts in the condensed consolidated financial statements at March 31, 2008 have been reclassified to conform to the current period’s presentation.

NOTE 2 — FAIR VALUE MEASUREMENTS

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

Fair Value Hierarchy

SFAS 157 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs), or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). In accordance with SFAS 157, these two types of inputs have created the following fair value hierarchy:

•	Level 1 — Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities.

•

Level 2 — Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly.

•	Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

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

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured and recorded at fair value on a recurring basis at March 31, 2009 consistent with the fair value hierarchy provisions of SFAS 157:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active Markets	Other	Significant
		for Identical Assets	Observable	Unobservable
	Carrying	and Liabilities	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash and US Government money market funds	$274,315	$274,315	$—	$—
Other assets:
Deferred non-qualified retirement plan assets	3,009	3,009	—	—
Total assets measured at fair value	$277,324	$277,324	$—	$—

NOTE 3 — INVENTORIES

Inventories, stated at the lower of cost (first-in, first-out or average) or market, are comprised of the following:

	March 31,	September 30,
	2009	2008
Finished goods	$38,348	$50,859
Work in process	81,708	70,716
Raw materials and supplies	35,852	45,583
	$155,908	$167,158

NOTE 4 — LONG-TERM DEBT

In June 2008, Clopay Building Products Company, Inc. (“BPC”) and Clopay Plastic Products Company, Inc. (“PPC”), each a wholly-owned subsidiary of the Company, entered into a credit agreement for their domestic operations with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which the lenders agreed to provide a five-year, senior secured revolving credit facility of $100,000 (the “Clopay Credit Agreement”). At March 31, 2009 and September 30, 2008, $34,925 and $33,900, respectively, were outstanding under the Clopay Credit Agreement and approximately $24,529 was available for borrowing at March 31, 2009. BPC and PPC were in compliance with all of their financial covenants under the Clopay Credit Agreement at March 31, 2009.

In March 2008, Telephonics Corporation (“Telephonics”), a wholly-owned subsidiary of the Company, entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which the lenders agreed to provide a five-year, revolving credit facility of $100,000 (the “Telephonics Credit Agreement”). At March 31, 2009 and September 30, 2008, $38,000 and $44,500, respectively, were outstanding under the Telephonics Credit Agreement and approximately $56,084 was available for borrowing at March 31, 2009. Telephonics was in compliance with all of its financial covenants under the Telephonics Credit Agreement at March 31, 2009.

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

In October 2008, the Company purchased $35,500 face value of the Notes from certain Noteholders for $28,400. The Company recorded a pre-tax gain from debt extinguishment of approximately $7,100, offset by a $386 proportionate reduction in the related deferred financing costs for a net gain of $6,714 in the first quarter of fiscal 2009. The amount of Notes outstanding at March 31, 2009 was $94,500.

In April 2009, the Company purchased $15,120 face value of the Notes from certain Noteholders for $14,341. The Company expects to record a pre-tax gain from debt extinguishment of approximately $779, offset by a $101 proportionate reduction in the related deferred financing costs for a net gain of $678 in the third quarter of fiscal 2009.

The Company’s Employee Stock Ownership Plan (“ESOP”) has a loan agreement guaranteed by the Company, the proceeds of which were used to purchase equity securities of the Company. The loan bears interest at rates based upon the prime rate or LIBOR. In addition, the ESOP had a $5,000 line of credit that expired on October 31, 2008. In September 2008, $630 was drawn under the ESOP line of credit to purchase equity securities associated with the rights offering and was outstanding at September 30, 2008. In October 2008, the remaining balance of the available ESOP line of credit of $4,370 was drawn for the purpose of purchasing an aggregate of 547,605 shares of the Company’s Common Stock. In accordance with the terms of the ESOP line of credit agreement, the $5,000 outstanding at October 31, 2008 was refinanced along with the balance of the then outstanding ESOP loan amount of $1,250. The new ESOP loan provides for quarterly payments of principal and interest through September 2012, at which time the balance of the loan of approximately $3,900 will be payable.

NOTE 5 — SHAREHOLDERS’ EQUITY

In August 2008, the Company’s Board of Directors authorized a 20,000,000 share Common Stock rights offering to its shareholders in order to raise equity capital for general corporate purposes and to fund future growth. The rights had an exercise price of $8.50 per share. In conjunction with the rights offering, GS Direct, L.L.C., an affiliate of Goldman, Sachs & Co. (“GS Direct”), agreed to back stop the rights offering by purchasing, on the same terms, any and all shares not subscribed through the exercise of rights. GS Direct also agreed to purchase additional shares of common stock at the rights offering price if it did not acquire a minimum of 10,000,000 shares of Common Stock as a result of its back stop commitment. In September 2008, the Company received $241,344 of gross proceeds from the first closing of its rights offering and the closing of the related investments by GS Direct and by the Company’s Chief Executive Officer, and issued 28,393,323 shares of its Common Stock. An additional $5,274 of rights offering proceeds, which were reflected as a component of prepaid expenses and other current assets in the condensed consolidated balance sheet at September 30, 2008, were received in October 2008 and the Company issued 620,486 shares of Common Stock in connection with the second closing of the rights offering. An additional $1,983 of rights offering proceeds were received in April 2009 and the Company issued 233,298 shares of Common Stock.

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

In March 2009, the Company’s Chief Executive Officer received a restricted stock grant of 675,000 shares of Common Stock, such grant vesting in March 2013. Aggregate compensation expense related to the restricted stock grant of $5,063 will be amortized over the vesting period.

NOTE 6 — EARNINGS PER SHARE (EPS)

Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of Common Stock outstanding plus additional common shares that could be issued in connection with potentially dilutive securities. Management determined that the rights offering contained a bonus element to existing shareholders that required the Company to adjust the shares used in the computation of basic and fully-diluted weighted-average shares outstanding for the three and six months ended March 31, 2008. Basic and diluted EPS from continuing operations for the three and six-month periods ended March 31, 2009 and 2008 were determined using the following information:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Income (loss) from continuing operations available to common stockholders	$(1,503)	$(4,146)	$2,768	$(2,607)

Weighted-average shares outstanding — basic	58,467,489	32,484,697	58,660,082	32,481,549
Incremental shares from stock-based compensation	—	—	84,669	—
Weighted-average shares outstanding — diluted	58,467,489	32,484,697	58,744,751	32,481,549

At March 31, 2009 and 2008 and during the three-month and six-month periods ended March 31, 2009 and 2008, there were outstanding stock options whose exercise prices were lower than the average market values of the underlying common stock for the period. Such options are typically considered to be dilutive. However, for the three-month periods ended March 31, 2009 and 2008 and for the six-month period ended March 31, 2008, such options were considered antidilutive because of the loss from continuing operations in the respective periods. At March 31, 2009 and 2008 and during the three-month and six-month periods ended March 31, 2009 and 2008, there were outstanding stock options whose exercise prices were higher than the average market values of the underlying common stock for the period. These options are antidilutive. All antidilutive options are excluded from the computation of EPS. The weighted average antidilutive options outstanding for the three-month periods ended March 31, 2009 and 2008 were 1,326,466 and 1,775,340, respectively, and for the six-month periods ended March 31, 2009 and 2008 were 1,326,466 and 1,060,340, respectively.

NOTE 7 — BUSINESS SEGMENTS

The Company’s reportable business segments are as follows — Electronic Information and Communication Systems (communication and information systems for government and commercial markets); Garage Doors (manufacture and sale of residential and commercial/industrial garage doors, and related products); and Specialty Plastic Films (manufacture and sale of plastic films and film laminates for baby diapers, adult incontinence care products, disposable surgical and patient care products and plastic packaging). The Company’s reportable segments are distinguished from each other by types of products and services offered, classes of customers, production and distribution methods, and separate management. The Company’s Installation Services segment (sale and installation of building products primarily for new construction, such as garage doors, garage door openers, manufactured fireplaces and surrounds, appliances, flooring and cabinets) has been reflected as discontinued operations in the condensed consolidated financial statements for all periods presented and, accordingly, is excluded from segment disclosures (see Note 10).

Information on the Company’s business segments is as follows:

	Electronic
	Information
	and		Specialty
	Communication	Garage	Plastic
	Systems	Doors	Films	Totals
Revenues from external customers -
Three months ended
March 31, 2009	$96,567	$79,251	$100,269	$276,087
March 31, 2008	98,397	85,499	114,675	298,571
Six months ended
March 31, 2009	$177,394	$188,069	$212,958	$578,421
March 31, 2008	174,257	198,043	221,073	593,373

Sales to discontinued segments -
Three months ended
March 31, 2009	$—	$—	$—	$—
March 31, 2008	—	2,569	—	2,569
Six months ended
March 31, 2009	$—	$—	$—	$—
March 31, 2008	—	6,696	—	6,696

Segment profit (loss) -
Three months ended
March 31, 2009	$8,252	$(11,841)	$6,578	$2,989
March 31, 2008	7,139	(8,946)	4,352	2,545
Six months ended
March 31, 2009	$13,630	$(16,234)	$12,114	$9,510
March 31, 2008	12,622	(10,321)	10,350	12,651

Segment assets -
Six months ended
March 31, 2009	$267,460	$164,189	$325,132	$756,781
March 31, 2008	264,151	189,040	363,789	816,980

Segment capital expenditures -
Three months ended
March 31, 2009	$2,126	$1,243	$3,866	$7,235
March 31, 2008	1,796	1,924	1,626	5,346
Six months ended
March 31, 2009	$2,837	$3,694	$5,528	$12,059
March 31, 2008	3,122	5,700	2,963	11,785

Depreciation and amortization expense -
Three months ended
March 31, 2009	$1,543	$3,254	$5,247	$10,044
March 31, 2008	1,465	3,221	5,586	10,272
Six months ended
March 31, 2009	$3,030	$6,486	$11,010	$20,526
March 31, 2008	2,918	6,480	11,170	20,568

Following is a reconciliation of segment profit to amounts reported in the condensed consolidated financial statements:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Profit for all segments	$2,989	$2,545	$9,510	$12,651
Unallocated amounts	(4,759)	(5,128)	(2,494)	(10,357)
Interest expense, net	(2,688)	(2,899)	(4,966)	(5,154)
Income (loss) from continuing operations before income taxes	$(4,458)	$(5,482)	$2,050	$(2,860)

Unallocated amounts typically include general corporate expenses not attributable to any reportable segment. For the six months ended March 31, 2009, unallocated amounts included a net gain from the extinguishment of debt of $6,714.

Goodwill at March 31, 2009 includes $18,600 attributable to the Electronic Information and Communication Systems segment and $67,900 attributable to the Specialty Plastic Films segment. The change in goodwill from September 30, 2008 was primarily due to Specialty Plastic Films’ foreign currency translation adjustments.

NOTE 8 — COMPREHENSIVE INCOME (LOSS) AND DEFINED BENEFIT PENSION EXPENSE

Comprehensive income (loss), which consists of net income (loss) and foreign currency translation adjustments, was $(9,100) and $(5,300) for the three-month periods ended March 31, 2009 and 2008, respectively, and was $(17,300) and $(432) for the six-month periods ended March 31, 2009 and 2008, respectively.

Defined benefit pension expense was recognized as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Service cost	$112	$137	$224	$381
Interest cost	1,056	1,001	2,112	2,002
Expected return on plan assets	(431)	(520)	(861)	(1,040)
Amortization of net actuarial loss	230	239	461	478
Amortization of prior service cost	84	84	168	168
	$1,051	$941	$2,104	$1,989

NOTE 9 — RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 10 — DISCONTINUED OPERATIONS

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

The following amounts related to the Installation Services segment have been segregated from the Company’s continuing operations and are reported as assets and liabilities of discontinued operations in the condensed consolidated balance sheets:

	March 31, 2009		September 30, 2008
	Current	Long-term	Current	Long-term
Assets of discontinued operations:
Accounts receivable	$—	$—	$3,414	$—
Prepaid expenses and other current assets	4,417	—	6,081	—
Other assets	—	9,025	—	8,346
Total assets of discontinued operations	$4,417	$9,025	$9,495	$8,346
Liabilities of discontinued operations:
Accounts payable	$—	$—	$340	$—
Accrued liabilities	7,586	—	14,577	—
Other liabilities	—	9,462	—	10,048
Total liabilities of discontinued operations	$7,586	$9,462	$14,917	$10,048

Net sales of the Installation Services’ operating units were $30,139 and $76,735 for the three and six months ended March 31, 2008.

NOTE 11 — RESTRUCTURING AND OTHER RELATED CHARGES

As a result of the downturn in the residential housing market and the impact on the Garage Doors segment, the Company initiated plans to restructure its operations. This restructuring program includes workforce reductions, closure or consolidation of excess facilities and other charges. The Company began its restructuring initiative in the latter part of fiscal 2007 with the closure and relocation of its Tempe, AZ manufacturing facility to Troy, OH.

The restructuring activities resulted in costs incurred primarily for (1) workforce reduction of approximately 370 employees across certain business functions and operating locations (2) abandoned or excess facilities relating to lease terminations and non-cancelable lease costs and (3) other exit costs with respect to relocating certain production lines to a new facility.

A summary of the quarterly restructuring and other related charges recognized for the three and six months ended March 31, 2008 and 2009 are as follows:

	Workforce	Excess	Other Exit
	Reduction	Facilities	Costs	Total
Amounts incurred in:
Quarter ended December 31, 2007	$393	$—	$1,298	$1,691
Quarter ended March 31, 2008	$107	—	$594	$701
Quarter ended December, 2008	—	—	—	—
Quarter ended March 31, 2009	—	—	—	—

At March 31, 2009, the accrued liability associated with the restructuring and other related charges consisted of the following:

	Workforce	Excess	Other Exit
	Reduction	Facilities	Costs	Total

Accrued liability at October 1, 2008	$—	$231	$—	$231
Charges	—	—	—	—
Payments	—	(231)	—	(231)
Accrued liability at March 31, 2009	$—	$—	$—	$—

The restructuring and other related charges are included in the line item “Restructuring and other related charges” in the condensed consolidated statements of operations.

NOTE 12 — OTHER INCOME

Other income included approximately $(306) and $620 for the three-month periods and $(874) and $799 for the six-month periods ended March 31, 2009 and 2008, respectively, of foreign exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of the Company and its subsidiaries.

NOTE 13 — INCOME TAXES

The Company’s overall effective tax rate when combining results from continuing and discontinued operations for the three and six months ended March 31, 2009 was a benefit of approximately 75.0% and 10.3%, respectively. These rates were different from the 35% U.S. federal income tax rate primarily due to tax planning with respect to foreign tax credits, foreign income, foreign dividends, the domestic production activities deduction and, to a lesser extent, state taxes.

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

Included in the balance of unrecognized tax benefits at September 30, 2008 are $11,634 of tax benefits that, if recognized, would impact the effective tax rate. As a result of concluding a tax examination with a foreign tax jurisdiction and the expiration of certain states’ statute of limitation during the first six months of fiscal 2009, the Company reversed previously-established FIN 48 reserves of $2,127 related to uncertain tax positions. With regard to the unrecognized tax benefits as of March 31, 2009, the Company believes it is reasonably possible that approximately $1,026 of such unrecognized tax benefits could be recognized in the next twelve months, which would impact the effective tax rate if recognized.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. At September 30, 2008, the combined amount of accrued interest and penalties related to tax positions taken or to be taken on our tax returns and recorded as part of the reserves for uncertain tax positions was $1,982. As a result of concluding a tax examination with a foreign tax jurisdiction and the expiration of certain states’ statute of limitation during the first six months of fiscal 2009, the Company reversed previously-established FIN 48 reserves for accrued interest and penalties of $763 related to uncertain tax positions. There were no other significant changes to this amount during the first half of fiscal 2009.

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

NOTE 14 — WARRANTY LIABILITY

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

Changes in the Company’s warranty liability, included in accrued liabilities, were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Balance, beginning of period	$5,081	$6,761	$5,328	$7,868
Warranties issued and changes in estimated pre-existing warranties	2,021	525	3,359	446
Actual warranty costs incurred	(1,579)	(644)	(3,164)	(1,672)
Balance, end of period	$5,523	$6,642	$5,523	$6,642

NOTE 15 — COMMITMENTS AND CONTINGENCIES

Department of Environmental Conservation of New York State (“DEC”), with ISC Properties, Inc. Lightron Corporation (“Lightron”), a wholly-owned subsidiary of the Company, once conducted operations at a location in Peekskill in the Town of Cortlandt, New York (the “Peekskill Site”) owned by ISC Properties, Inc. (“ISC”), a wholly-owned subsidiary of the Company. ISC sold the Peekskill Site in November 1982.

Subsequently, the Company was advised by the DEC that random sampling at the Peekskill Site and in a creek near the Peekskill Site indicated concentrations of solvents and other chemicals common to Lightron’s prior plating operations. ISC then entered into a consent order with the DEC in 1996 (the “Consent Order”) to perform a remedial investigation and prepare a feasibility study. After completing the initial remedial investigation pursuant to the Consent Order, ISC was required by the DEC to conduct a supplemental remedial investigation under the Consent Order. In or about August 2004, a report was submitted to the DEC of the findings under the supplemental remedial investigation. Subsequently, an addendum to the supplemental remediation investigation was negotiated and conducted and a further report submitted to the DEC. A soil vapor investigation report that contained the findings of a soil vapor investigation conducted at the Peekskill Site under the Consent Order was submitted in July 2007 to, and accepted in September 2007 by, the DEC. Thereafter, ISC submitted to the DEC for its approval, a final draft of all of the Remedial Investigation work performed in connection with, and as required by, the Consent Order. In accordance with the soil vapor investigation work that ISC had performed at the Peekskill Site under the Consent Order, ISC, per the request of the DEC, proposed to, and did undertake to perform one additional one day sampling event in March 2008 in accordance with an approved soil vapor work plan, and a soil vapor investigation report was submitted to DEC in May 2008.

In March 2008, DEC requested additional, supplemental sampling at the Peekskill Site, and a Supplemental Investigation Work Plan was submitted to the DEC in April 2008. Based on comments received from the DEC in July 2008, a revised Supplemental Investigation Work Plan was submitted on July 30, 2008 to, and was approved subsequently by, the DEC. The work that was required to be performed in accordance with the Supplemental Investigation Work Plan was performed in October 2008 and a report was prepared for submission to the DEC.

In April 2009, the DEC advised ISC’s representatives that both the DEC and the New York State Department of Health had reviewed and accepted the August 2007 Remedial Investigation Report and the Additional Data Collection Summary Report dated January 30, 2009. With the acceptance of these reports, ISC has completed the Remedial Investigation required under the Consent Order. ISC will now, based on the results of the Remedial Investigation Report, conduct a Feasibility Study which will be submitted to the DEC for its review and comment.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

QUARTERLY OVERVIEW

Net sales from continuing operations for the three months ended March 31, 2009 were $276.1 million, compared to $298.6 million last year. Loss from continuing operations was $1.5 million, or $.03 per diluted share, for the second quarter of fiscal 2009 compared to $4.1 million, or $.13 per diluted share, last year. Income from discontinued operations for the second quarter of fiscal 2009 was $.6 million, or $.01 per diluted share, compared to a loss of $17.2 million, or $.53 per diluted share, last year. Net loss for the second quarter of fiscal 2009 was $.9 million, or $.02 per diluted share, compared to $21.4 million, or $.66 per diluted share, last year.

The Electronic Information and Communications Systems segment continues to perform well as core business sales grew by approximately $11.8 million, or 14%. The Electronic Information and Communications Systems segment last year was awarded contracts in excess of $400 million for the MH-60 program that are expected to be incrementally funded over the next several years. Based on these contract awards, this program is anticipated to generate revenues at a run rate of approximately $100 million per year for the next several years.

The Company’s Garage Doors segment results continued to be impacted by the sustained downturn in the residential housing and credit markets, with sales and operating profits decreasing from the prior-year period. The segment continues to be challenged by the trends in market conditions and the outlook for the remainder of 2009. The segment remains committed to retaining its customer base and, where possible, growing market share to offset the shrinking market. Steel costs, a key component of garage doors, rose considerably in the prior fiscal year, which adversely impacted those results. Selling prices were increased starting in the latter part of the prior fiscal year, partially offsetting those rising costs. Steel costs began to soften during the second quarter of fiscal 2009 as a faltering global economy weakened demand. However, most of the steel consumed in production during the second quarter was purchased at higher prices earlier in the fiscal year.

The Specialty Plastic Films segment had a decrease in sales of $14.4 million, or 12.6%, in the second quarter of fiscal 2009; however, its operating income improved by $2.2 million, or 51.1%. The segment’s operating results were favorably impacted by lower resin costs. Over the past several years, the segment has been successful in diversifying its customer portfolio. The segment remains optimistic that their progress on cost reduction programs and product mix should result in further improved performance, but expects to be challenged with volume and new product roll-outs.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2009 and 2008

Operating results from continuing operations (in thousands) by business segment were as follows for the three-month periods ended March 31:

	Net sales		Segment operating profit (loss)
	2009	2008	2009	2008

Electronic Information and Communication Systems	$96,567	$98,397	$8,252	$7,139
Garage Doors	79,251	85,499	(11,841)	(8,946)
Specialty Plastic Films	100,269	114,675	6,578	4,352
	$276,087	$298,571	$2,989	$2,545

Electronic Information and Communication Systems

Net sales of the Electronic Information and Communication Systems segment decreased $1.8 million, or 1.9%, compared to last year. The sales decrease was primarily attributable to the favorable impact on the prior year’s second quarter sales from contracts with the Syracuse Research Corporation (SRC) that were winding down, partially offset by growth in the Radar Systems Division driven by increases in the Lamps MMR, CP-140 and ARPDD programs. Excluding the prior-period sales related to the SRC contracts, core business sales grew by approximately $11.8 million, or 14%.

Gross profit of the Electronic Information and Communication Systems segment increased by $.2 million compared to last year. Gross margin percentage increased to 20.4% from 19.8% last year, principally due to program mix. Selling, general and administrative (“SG&A”) expenses decreased $1.2 million compared to last year and decreased, as a percentage of sales, to 11.7% compared to 12.7% last year. The decrease in SG&A expenses is primarily due to lower expenditures relating to research and development. Operating profit of the Electronic Information and Communication Systems segment increased $1.1 million, or 15.6%.

Garage Doors

Net sales of the Garage Doors segment decreased by $6.2 million, or 7.3%, compared to last year primarily due to the continuing effects of the weak housing and credit markets. The sales decline was principally due to reduced unit volume and, to a lesser extent, the impact of foreign exchange translation, offset partially by higher selling prices to pass through increased material costs and product mix.

Gross profit of the Garage Doors segment decreased by $6.9 million compared to last year. Gross margin percentage decreased to 19.3% from 25.9% last year, primarily due to reduced sales volume and associated plant efficiency loss, higher material costs and the unfavorable impact of foreign translation on Canadian-dollar denominated sales. SG&A expenses were approximately $3.3 million lower than last year from selling and marketing related reductions associated with the sales decrease, as well as other cost reduction activities. As a percentage of sales, SG&A decreased to 34.0% from 35.4% last year. The segment continues to develop and implement initiatives to reduce its operating costs. The operating loss of the Garage Doors segment increased by $2.9 million compared to last year. The operating loss in the prior-year period was impacted by restructuring and other related charges associated with the closure of the Tempe, AZ manufacturing facility.

Specialty Plastic Films

Net sales of the Specialty Plastic Films segment decreased $14.4 million, or 12.6%, compared to last year. The decrease was principally due to the impact of lower exchange rates on translated foreign sales, the negative impact from the pass through of lower resin pricing and lower unit volumes, partially offset by a favorable product mix.

Gross profit of the Specialty Plastic Films segment increased by $3.3 million compared to last year. Gross margin percentage increased to 18.7% from 13.5% last year. The favorable contribution to gross margin from lower resin costs and from an improving product mix was partially offset by foreign exchange translation and lower unit volumes. SG&A expenses increased $.5 million from last year. As a percentage of sales, SG&A increased to 12.4% from 10.4% last year due to the sales decrease. Operating profit of the Specialty Plastic Films segment increased $2.2 million, or 51.1%, compared to last year.

Other income (expense)

Interest expense decreased $.6 million primarily as a result of a decrease in average borrowings outstanding during the period, which were significantly reduced by the repurchase of convertible notes in the first quarter of fiscal 2009.

Interest income declined $.4 million primarily as a result of reduced interest rates, partially offset by an increase in average invested cash and cash equivalents during the period.

Other income (expense) included approximately $(306) and $620 for the three-month periods ended March 31, 2009 and 2008, respectively, of foreign exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of the Company and its subsidiaries.

Provision for income taxes

The Company’s overall effective tax rate when combining results from continuing and discontinued operations for the second quarter of fiscal 2009 was a benefit of approximately 75.0% compared to 13.5% last year. The rate change was principally due to tax planning with respect to foreign tax credits and differences in the mix of foreign and domestic income, which are subject to tax at different rates.

Discontinued operations – Installation Services

The Company substantially concluded its remaining disposal activities in the second quarter of fiscal 2009. Net sales of the Installation Services’ operating units were nil and $30.1 million for the three months ended March 31, 2009 and 2008, respectively, as a result of the Company’s exit from the segment in fiscal 2008. Operating income (loss) of the Installation Services’ operating units was $1.0 million and $(19.2) million for the three months ended March 31, 2009 and 2008, respectively.

Six months ended March 31, 2009 and 2008

Operating results from continuing operations (in thousands) by business segment were as follows for the six-month periods ended March 31:

	Net sales		Segment operating profit (loss)
	2009	2008	2009	2008

Electronic Information and Communication Systems	$177,394	$174,257	$13,630	$12,622
Garage Doors	188,069	198,043	(16,234)	(10,321)
Specialty Plastic Films	212,958	221,073	12,114	10,350
	$578,421	$593,373	$9,510	$12,651

Electronic Information and Communication Systems

Net sales of the Electronic Information and Communication Systems segment increased $3.1 million, or 1.8%,

compared to last year. The sales increase was primarily attributable to growth in the Radar Systems Division driven by increases in the Lamps MMR, CP-140 and ARPDD programs. Last year’s second quarter sales were favorably impacted by contracts with the Syracuse Research Corporation (SRC) that were winding down in the latter part of fiscal 2007. Excluding the prior-period sales related to the SRC contracts, core business sales grew by approximately $21.2 million, or 14%.

Gross profit of the Electronic Information and Communication Systems segment decreased by $.3 million compared to last year. Gross margin percentage decreased to 19.9% from 20.4% last year, principally due to program mix, as certain non-recurring cost savings benefited the margins on certain projects completed in the prior-year. SG&A expenses decreased $1.9 million compared to last year and decreased, as a percentage of sales, to 12.1% compared to 13.4% last year. The decrease in SG&A expenses was primarily due to lower expenditures relating to research and development. Operating profit of the Electronic Information and Communication Systems segment increased $1.0 million, or 8.0%.

Garage Doors

Net sales of the Garage Doors segment decreased by $10.0 million, or 5.0%, compared to last year primarily due to the continuing effects of the weak housing and credit markets. The sales decline was principally due to reduced unit volume and, to a lesser extent, the impact of foreign exchange translation, offset partially by higher selling prices to pass through increased material costs and product mix.

Gross profit of the Garage Doors segment decreased by $12.3 million compared to last year. Gross margin percentage decreased to 22.2% from 27.3% last year, primarily due to reduced sales volume and associated plant efficiency loss, higher material costs, the unfavorable impact of foreign translation on Canadian-dollar denominated sales  and an increased mix of certain higher-priced, but lower-margin, commercial products. SG&A expenses were approximately $4.8 million lower than last year and, as a percentage of sales, decreased to 30.5% from 31.4% last year. The operating loss of the Garage Doors segment increased by $5.9 million compared to last year. The operating loss in the prior-year period was impacted by restructuring and other related charges associated with the closure of the Tempe, AZ manufacturing facility.

Specialty Plastic Films

Net sales of the Specialty Plastic Films segment decreased $8.1 million, or 3.7%, compared to last year. The decrease was principally due to lower unit volumes and the impact of lower exchange rates on translated foreign sales, partially offset by a favorable product mix in all regions.

Gross profit of the Specialty Plastic Films segment increased by $3.4 million compared to last year. Gross margin percentage increased to 16.6% from 14.4% last year. The favorable contribution to gross margin was driven by lower resin costs, partially offset by lower unit volumes and an unfavorable foreign exchange translation. SG&A expenses increased $.9 million from last year and, as a percentage of sales, increased to 11.2% from 10.4% last year due to the sales increase. Operating profit of the Specialty Plastic Films segment increased $1.8 million, or 17%, compared to last year.

Other income (expense)

In first quarter of fiscal 2009, the Company reported a non-cash, pre-tax gain from debt extinguishment of approximately $6.7 million, net of a proportionate write-off of deferred financing costs, that resulted from its October 2008 purchase of $35.5 million of its outstanding convertible notes at a discount.

Interest expense decreased $1.0 million primarily as a result of a decrease in average borrowings outstanding during the period, which were significantly reduced by the repurchase of convertible notes.

Interest income declined $.8 million primarily as a result of reduced interest rates, partially offset by an increase in average invested cash and cash equivalents during the period.

Other income (expense) included approximately $(874) and $799 for the six-month periods ended March 31, 2009 and 2008, respectively, of foreign exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of the Company and its subsidiaries.

Provision for income taxes

The Company’s overall effective tax rate when combining results from continuing and discontinued operations for the first half of fiscal 2009 was a benefit of approximately 10.3% compared to 16.1% last year. The rate change was principally due to tax planning with respect to foreign tax credits and differences in the mix of foreign and domestic income, which are subject to tax at different rates.

Discontinued operations – Installation Services

Net sales of the Installation Services’ operating units were nil and $76.7 million for the six months ended March 31, 2009 and 2008, respectively, as a result of the Company’s exit from the segment in fiscal 2008. Operating income (loss) of the Installation Services’ operating units was $1.1 million and $(24.2) million for the six months ended March 31, 2009 and 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by continuing operations during the six-month period ended March 31, 2009 were $5.3 million compared to cash provided by continuing operations of $29.6 million last year. Working capital decreased to $529.6 million at March 31, 2009 compared to $562.1 million at September 30, 2008, primarily as a result of the purchase of $35.5 million face value of Notes for $28.4 million. Operating cash flows from continuing operations were favorably impacted by decreased receivables and decreased inventories, and unfavorably impacted by decreased accounts payable. Prior-period cash generated from continuing operations benefitted from decreased receivables and increased accounts payable. The current period decrease in receivables is primarily attributable to lower sales volume in the Garage Doors and Specialty Plastic Films segments. The current period decrease in inventories is primarily attributable to lower sales volume and decreased costs of materials, particularly steel and resin, in the Garage Doors and Specialty Plastic Films segments. The current period decrease in accounts payable affected all segments as there were less purchases overall due to sales volume decreases compared to the prior year, and, with respect to the Electronic Information and Communication Systems segment, there was a reduction in liabilities associated with the nature and timing of contract obligations.

Payments from revenues derived from the Electronic Information and Communication Systems segment are received in accordance with the terms of development and production subcontracts to which the Company is a party. Certain of the payments received in this segment are progress payments. Customers in the Specialty Plastic Films segment are generally substantial industrial companies whose payments have been steady, reliable and made in accordance with the terms governing such sales. Our sales in this segment are made to satisfy orders that are received in advance of production, where payment terms are established in advance of production and sale. With respect to the Garage Doors segment, there have been no material adverse impacts on payment for sales.

A small number of customers have accounted for a substantial portion of historical net sales, and the Company expects that a limited number of customers will continue to represent a substantial portion of sales for the foreseeable future. Approximately 18% of total net sales from continuing operations for the three and six months ended March 31, 2009, respectively, and 50% of Specialty Plastic Films’ sales for the three and six months ended March 31, 2009, respectively, were made to Procter & Gamble, which is the largest customer in the Specialty Plastic Films segment. The Home Depot, Inc. and Menards, Inc. are significant customers of the Garage Doors segment and Lockheed Martin Corporation and the Boeing Company are significant customers of the Electronic Information and Communication Systems segment. Future operating results will continue to substantially depend on the success of the largest customers and the Company’s relationships with them. Orders from these customers are subject to fluctuation and may be reduced materially. The loss of all or a portion of the sales volume from any one of these customers would have an adverse affect on the Company’s liquidity and operations

During the six-month period ended March 31, 2009, the Company used cash from investing activities of continuing operations of $12.4 million compared to $8.5 million last year, primarily for capital expenditures.

During the six-month period ended March 31, 2009, the Company used cash from financing activities of continuing operations of $28.6 million compared to $27.5 million last year, primarily as a result of the purchase of $35.5 million face value of convertible notes for $28.4 million and the purchase of common stock by the Company’s Employee Stock Ownership Plan (“ESOP”) of $4.4 million, partially offset by the receipt of $5.3 million of rights offering proceeds (see below). Approximately 1.4 million shares of common stock are available for purchase pursuant to the Company’s stock buyback program and additional purchases, including pursuant to a 10b5-1 plan, may be made, depending upon market conditions and other factors, at prices deemed appropriate by management.

In August 2008, the Company’s Board of Directors authorized a 20 million share common stock rights offering to its shareholders in order to raise equity capital for general corporate purposes and to fund future growth. The rights had an exercise price of $8.50 per share. In conjunction with the rights offering, GS Direct agreed to back stop the rights offering by purchasing, on the same terms, any and all shares not subscribed through the exercise of rights. GS Direct also agreed to purchase additional shares of common stock at the rights offering price if it did not acquire a minimum of 10 million shares of common stock as a result of its back stop commitment. In September 2008, the Company received $241.3 million of gross proceeds from the first closing of its rights offering and the closing of the related investments by GS Direct and by the Company’s Chief Executive Officer. An additional $5.3 million of rights offering proceeds were received in October 2008 in connection with the second closing of the rights offering. In April 2009, an additional $2.0 million of rights offering proceeds were received in connection with the rights offering.

In June 2008, Clopay Building Products Company, Inc. (“BPC”) and Clopay Plastic Products Company, Inc. (“PPC”), each a wholly-owned subsidiary of the Company, entered into a credit agreement for their domestic operations with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which the lenders agreed to provide a five-year, senior secured revolving credit facility of $100 million (the “Clopay Credit Agreement”). At March 31, 2009, $34.9 million was outstanding under the Clopay Credit Agreement and approximately $24.5 million was available for borrowing.

In March 2008, Telephonics Corporation (“Telephonics”), a wholly-owned subsidiary of the Company, entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which the lenders agreed to provide a five-year, revolving credit facility of $100 million (the “Telephonics Credit Agreement”). At March 31, 2009, $38.0 million was outstanding under the Telephonics Credit Agreement and approximately $56.1 million was available for borrowing.

The Telephonics Credit Agreement and the Clopay Credit Agreement include various sublimits for standby letters of credit. At March 31, 2009, there were approximately $19.0 million of aggregate standby letters of credit outstanding under these credit facilities. These credit agreements limit dividends and advances that these subsidiaries may pay to the parent company. The agreements permit the payment of income taxes, overhead and expenses, with dividends or advances in excess of these amounts being limited based on (a) with respect to the Clopay Credit Agreement, maintaining certain minimum availability under the loan agreement or (b) with respect to the Telephonics Credit Agreement, compliance with certain conditions and limited to an annual maximum. At March 31, 2009, the Company was not, nor was it reasonably likely to be, in breach of covenants under its respective credit facilities. The Clopay Credit Agreement provides for credit availability primarily based on working capital assets and imposes only one ratio compliance requirement, which becomes operative only in the event that utilization of that facility were to reach a defined level significantly beyond the March 31, 2009 level. The Telephonics Credit Agreement is a “cash flow based” facility and compliance with required ratios at March 31, 2009 were well within the parameters set forth in that agreement. Further, the covenants within such credit facilities do not materially affect the Company’s ability to undertake additional debt or equity financing for Griffon, the parent company, as such credit facilities are at the subsidiary level and are not guaranteed by Griffon.

At September 30, 2008, the Company had $130 million outstanding of 4% convertible subordinated notes due 2023 (the “Notes”). Holders of the Notes may require the Company to repurchase all or a portion of their Notes on July

18, 2010, 2013 and 2018, as well as upon a change in control. If our common stock price is below the conversion price of the debenture on the earliest of these dates, we anticipate that Noteholders will require us to repurchase their outstanding Notes. In October 2008, the Company purchased a $35.5 million face value of the Notes from certain Noteholders for $28.4 million. This resulted in a non-cash net pre-tax gain from debt extinguishment of approximately $6.7 million in the first quarter of fiscal 2009. Due to the nature of these Notes for income tax purposes, the Company has reclassified a deferred income tax liability to a current income tax liability of approximately $7 million from the resultant gain and recapture of interest expense.

In April 2009, the Company purchased $15.1 million face value of the Notes from certain Noteholders for $14.3 million. The Company expects to record a pre-tax gain from debt extinguishment of approximately $.8 million offset by a $.1 million proportionate reduction in the related deferred financing costs for a net gain of $.7 million in the third quarter of fiscal 2009.

The Company’s ESOP has a loan agreement guaranteed by the Company, the proceeds of which were used to purchase equity securities of the Company. The loan bears interest at rates based upon the prime rate or LIBOR. In addition, the ESOP had a $5 million line of credit that expired on October 31, 2008. In September 2008, $630,000 was drawn under the ESOP line of credit to purchase equity securities associated with the rights offering and was outstanding at September 30, 2008. In October 2008, the remaining balance of the available ESOP line of credit was drawn for the purpose of purchasing additional equity securities in the Company. In accordance with the terms of the ESOP line of credit agreement, the $5 million outstanding at October 31, 2008 was refinanced along with the balance of the then outstanding ESOP loan amount of $1.25 million. The new ESOP loan provides for quarterly payments of principal and interest through September 2012, at which time the balance of the loan of approximately $3.9 million will be payable.

The Company substantially concluded its remaining disposal activities in the second quarter of fiscal 2009 and does not expect to incur significant expenses in the future. Future net cash outflows to satisfy liabilities related to disposal activities that were accrued as of March 31, 2009 are estimated to range between $3 million and $4 million. Substantially all of such liabilities are expected to be paid during fiscal 2009. Certain of the Company’s subsidiaries are also contingently liable for approximately $3.5 million related to certain facilities leases with varying terms through fiscal 2011 that were assigned to the respective purchasers of certain of the Installation Services businesses. The Company does not believe it has a material exposure related to these contingencies.

During the six-month period ended March 31, 2009, the Company used cash from operating activities of discontinued operations of $.8 million.

Anticipated cash flows from operations, together with existing cash and cash equivalents, bank lines of credit and lease line availability, is expected to be adequate to finance presently anticipated working capital and capital expenditure requirements and to repay long-term debt as it matures.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and contingent liabilities at the date of the financial statements. We evaluate these estimates and judgments on an ongoing basis and base our estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities, as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Our actual results may materially differ from these estimates.

Our significant accounting policies and procedures are explained in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. In the selection of our critical accounting policies, the objective is to properly reflect our financial position and results of operations for each reporting period in a consistent manner that can be understood by the reader of our financial statements. We consider an estimate to be critical if it is subjective and if changes in the estimate using different assumptions would result in a material impact on our financial position or results of operations.

We have identified the following as the most critical accounting policies and estimates, and have provided: (1) a description, (2) information about variability and (3) our historical experience, including a sensitivity analysis, if applicable.

Revenue Recognition

We recognize revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). Under SAB 104, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services are rendered, the sales price is determinable and collectability is reasonably assured. We sell our goods on terms which transfer title and risk of loss at a specified location, typically shipping point. Revenue recognition from product sales occurs when all factors are met, including transfer of title and risk of loss, which occurs either upon shipment by us or upon receipt by customers at the location specified in the terms of sale. Other than standard product warranty provisions, our sales arrangements provide for no other, or insignificant, post-shipment obligations. We do offer rebates and other sales incentives, promotional allowances or discounts, from time to time and for certain customers, typically related to customer purchase volume, all of which are fixed or determinable and are classified as a reduction of revenue and recorded at the time of sale. We provide for an allowance for sales returns based upon its historical experience of sales returns. Sales are presented net of sales tax collected and remitted to governmental authorities.

We provide direct customer and end-user warranties for our products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. The terms of these warranties vary by product line and generally provide for the repair or replacement of the defective product. We collect and analyze warranty claims data with a focus on the historical amount of claims, the products involved, the amount of time between the warranty claims and the products’ respective sales and the amount of current sales.

We also maintain certain customer relationships that incorporate different sales incentive programs (primarily volume rebates and promotions). The rebates vary by customer and usually include tiered incentives based on the level of customers’ purchases. Certain promotional allowances are also tied to customer purchase volumes. We estimate the amount of expected annual sales during the course of the year and use the projected sales amount to estimate the cost of the incentive programs.

While historical results have not differed materially from our estimated accruals, future experience related to these accruals could differ significantly from the estimated amounts during the year. If this occurs, we would adjust our accruals accordingly. We record the costs of our warranty accruals as an increase to cost of sales and our sales incentive program accruals as a reduction of gross sales.

The Electronic Information and Communication Systems segment earns a substantial portion of its revenues as either a prime or subcontractor from contract awards with the U.S. Government, as well as foreign governments and other commercial customers. These contracts are typically long-term in nature, usually greater than one year, and are evidenced by formal written contractual arrangements. Revenues and profits from these long-term fixed price contracts are recognized under the percentage-of-completion method of accounting in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”.

Revenues and profits on fixed-price contracts that contain engineering as well as production requirements are recorded based on the ratio of total actual incurred costs to date to the total estimated costs for each contract (cost-to-cost method). Using the cost-to-cost method, revenues are recorded at amounts equal to the ratio of actual cumulative costs incurred divided by total estimated costs at completion, multiplied by the total estimated contract revenue, less the cumulative revenues recognized in prior periods. The profit recorded on a contract using this method is equal to the current estimated total profit margin multiplied by the cumulative revenues recognized, less the amount of cumulative profit previously recorded for the contract in prior periods. As this method relies on the substantial use of estimates, these projections may be revised throughout the life of a contract. Components of this formula and ratio that may be estimated include gross profit margin and total costs at completion. We review cost performance and our estimates to complete on long-term contracts, at a minimum, on a quarterly basis, as well as when information becomes available that would necessitate a review of the current estimate. Adjustments to estimates for a contract’s estimated costs at completion and estimated profit or loss often are required as experience is gained, and as more information is obtained, even though the scope of work required under the contract may or may not change, or if contract modifications occur. The impact of such adjustments or changes to estimates is made on a cumulative basis in the period when such information has become known. Our gross profit is affected by a variety of factors, including the mix of products, systems and services sold, production efficiencies, price competition and general economic conditions.

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

We record pre-contract costs in accordance with AICPA SOP 81-1 as follows:

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

Alternatively, for contracts that are short-term in nature, generally less than one year, we recognize revenue as deliveries are made or services have been rendered. Revenues recognized under this method are recorded when there is evidence of a contractual arrangement indicating a fixed and determinable price, delivery has occurred or services have been performed, collections can be reasonably assured, and title and risk of loss with respect to goods has passed to the buyer. For contracts that require acceptance at destination, revenue is recognized when confirmation of the receipt of the goods is obtained or a fair and reasonable amount of time has lapsed from the date of shipment. Accumulated costs for contracts accounted for under this method are included in inventories until revenue is recognized.

Stock-based Compensation

We have issued stock-based compensation to certain employees, officers and directors in the form of stock options and non-vested restricted stock. We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” on October 1, 2005 using modified prospective application. As such, previously reported operating results and earnings per share were unchanged. For grants of stock-based compensation on or after October 1, 2005, we apply the prospective transition method under SFAS 123R, whereby we recognize expense associated with new awards of stock-based compensation over the expected term of the award. We determine the expense using a Black-Scholes pricing model that includes assumptions for expected term (7 years for all periods in fiscal 2009 and 2008, estimating a forfeiture rate based upon our historical experience and an expected life of the options using a probability analysis), risk-free interest rate (based upon published rates for U.S. Treasury notes with a similar term ranging from 3.04% to 4.09% during the six-month periods ended March 31, 2009 and 2008), zero dividend rate and a volatility rate (historical rate ranging from 39.0% to 39.5% during the six-month periods ended March 31, 2009 and 2008).

In addition, we record compensation expense associated with non-vested restricted stock which has been granted to certain of our directors, officers and employees. In accordance with SFAS 123R, we calculate compensation expense on the date of grant (number of options granted multiplied by the fair value of our common stock on the date of grant) and recognize this expense ratably over the applicable vesting period.

Our stock-based compensation expenses related to our stock options totaled $.4 million and $.2 million for the three months ended March 31, 2009 and 2008, respectively, and $.6 million and $.5 million for the six months ended March 31, 2009 and 2008, respectively. Our stock-based compensation expenses related to our non-vested restricted stock totaled $.6 million and $.3 million for the three months ended March 31, 2009 and 2008, respectively, and $1.3 million and $.7 million for the six months ended March 31, 2009 and 2008, respectively.

Allowance for Bad Debts

Trade receivables are recorded at the stated amount, less allowances for discounts, doubtful accounts and returns. The allowances represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations (usually due to customers’ potential insolvency), or discounts related to early payment of accounts receivables by our customers. The allowances include amounts for certain customers where a risk of default has been specifically identified. In addition, the allowances include a provision for customer defaults on a general formula basis when it is determined the risk of some default is probable and estimable, but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, historical experience and existing economic conditions.

Inventories

Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventory valuation requires us to use judgment to estimate any necessary allowances for excess, slow-moving and obsolete inventory, which estimates are based on assessments about future demands, market conditions and management actions. Our businesses typically do not require us or our customers to maintain inventories that are susceptible to becoming obsolete or dated. Our Electronic Information and Communication Systems segment primarily manufactures and sells products in connection with programs authorized and approved by the United States Government. Our Specialty Plastic films segment primarily produces fabricated materials used by our customers in the production of their products and these materials are produced against orders placed by those customers to meet their manufacturing needs. In our Garage Doors segment, we produce and frequently install garage doors in response to orders that our retailers and dealers have received from consumers. Purchase price and manufacturing variances are recorded when material and costing standards are reviewed periodically further reducing material exposure in our inventory valuation.

Goodwill and Goodwill Impairment

Goodwill represents the excess of the cost of net assets acquired in business combinations over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. In accordance with the provisions of SFAS 142, “Goodwill and Other Intangible Assets,” goodwill is reviewed for impairment annually, as of September 30, or more frequently whenever events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill is tested for impairment at the reporting unit level using a two-step process. The first step of the impairment test identifies potential impairment by comparing the fair value of a reporting unit to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is not required. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

We have three operating segments organized around our principal product lines: Electronic and Information

Communication systems, Garage Doors and Specialty Plastic Films. Within these three operating segments, we have identified four reporting units that have goodwill attributed to them. The carrying value of each reporting unit is determined by assigning assets and liabilities, including goodwill, to those reporting units as of the September 30 measurement date. We estimate the fair values of the reporting units by considering the indicated fair values derived from both an income approach, which involves discounting estimated future cash flows, and a market approach, which involves the application of revenue and earnings multiples of comparable companies. We consider market factors when determining the assumptions and estimates used in our valuation models. To substantiate the fair values derived from these valuations, we reconcile the implied fair values to market capitalization. The results of the annual impairment tests performed as of September 30, 2008 indicated that the carrying value of our Garage Doors reporting unit exceeded its fair value. Based on the results of the second step of the impairment test, we estimated that the entire amount of goodwill at this reporting unit was impaired. Therefore, we recorded a $12.9 million pretax goodwill impairment charge for the year ended September 30, 2008. Determining the fair value of our reporting units involves the use of significant estimates and assumptions and considerable management judgment. We base our fair value estimates on assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ materially from those estimates. Any changes in key assumptions or management judgment with respect to a reporting unit or its prospects, which may result from a decline in our stock price, a change in market conditions, market trends, interest rates or other factors outside of our control, or significant underperformance relative to historical or projected future operating results, could result in a significantly different estimate of the fair value of our reporting units, which could result in an impairment charge in the future.

There have been no triggering events or indicators of impairment that have occurred during the three and six months ended March 31, 2009 that would require additional impairment testing of goodwill. As of March 31, 2009, goodwill totaled $86.5 million as compared with $93.8 million at September 30, 2008. Total goodwill represented 8.0% of total assets at March 31, 2009 and September 30, 2008. The decrease in goodwill in 2009 resulted primarily from foreign currency translation adjustments.

Impairment of Long-lived Assets Excluding Goodwill

We evaluate the carrying value of long-lived assets, including intangible assets subject to amortization, when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the estimated undiscounted cash flows from such assets are less than their carrying value. In that event, a loss is recognized equal to the amount by which the carrying value exceeds the fair value of the long-lived assets. Fair value is determined by primarily using a discounted cash flow methodology that requires considerable management judgment and long-term assumptions. Our estimate of net future cash flows is based on historical experience and assumptions of future trends, which may be different from actual results. We periodically review the appropriateness of the estimated useful lives of our long-lived assets.

In the fourth quarter of fiscal 2008, we evaluated the long-lived assets of our Garage Doors segment given the current economic environment and, as mentioned above, the results of our SFAS 142 goodwill impairment analysis. We compared the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the Garage Doors asset group to the carrying amount of the asset group. The cash flows were based on our best estimate of future cash flows derived from the most recent business projections. Although our SFAS 142 analysis resulted in goodwill impairment within the Garage Doors segment, our SFAS 144 analysis indicated that our long-lived assets, principally property, plant and equipment, in the aggregate were not impaired.

There have been no triggering events or indicators of impairment that have occurred during the three and six months ended March 31, 2009 that would require additional impairment testing of long-lived assets excluding goodwill.

Property, Plant and Equipment

We record property, plant and equipment at cost less accumulated depreciation. Major betterments to existing assets are capitalized, while repairs and maintenance costs that do not extend the service lives of our equipment are expensed. We determine the useful lives of our depreciable assets based upon historical experience and the judgment of our operating personnel. We generally depreciate the historical cost of assets, less an estimate of the applicable salvage value, on the straight-line basis over the applicable useful lives. Upon disposition or retirement of an asset, we record a gain or loss if the proceeds from the transaction differ from the net book value of the asset at the time of the disposition or retirement. GAAP permits various depreciation methods to recognize the use of assets. Use of a different depreciation method or different depreciable lives could result in materially different results. If our depreciation estimates are not correct, we could overstate or understate our results of operations, such as recording a disproportionate amount of gains or losses upon disposition of assets. There is also a risk that the useful lives we apply for our depreciation calculation will not approximate the actual useful life of the asset. We believe our estimates of useful lives are materially correct and that these estimates are consistent with industry averages.

We evaluate property, plant and equipment for impairment when there are indicators of impairment. There have been no impairment charges related to our property, plant and equipment during the three and six months ended March 31, 2009 and 2008.

Income Taxes

Our effective tax rate is based on income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. For interim financial reporting, we estimate the annual tax rate based on projected taxable income for the full year and record a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, we refine the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to our expected effective tax rate for the year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions.

In accordance with SFAS 109, “Accounting for Income Taxes,” we recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which we have already properly recorded the tax benefit in the income statement. At least quarterly, we assess the likelihood that the deferred tax asset balance will be recovered from future taxable income, and we will record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We take into account such factors as prior earnings history, expected future taxable income, mix of taxable income in the jurisdictions in which we operate, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of a realization of a deferred tax asset. To the extent recovery is unlikely, a valuation allowance is established against the deferred tax asset increasing our income tax expense in the year such determination is made. If we were to determine that we would not be able to realize a portion of our deferred tax assets in the future for which there is currently no valuation allowance, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made. Conversely, if we were to make a determination that realization is more likely than not for deferred tax assets with a valuation allowance, the related valuation allowance would be reduced and a benefit to earnings would be recorded. We have been historically profitable and the fiscal 2008 loss was principally as a result of disposing of a segment, impacted further by the write-off of goodwill in our Garage Doors segment. Based on all of these considerations, we believe it is more likely than not that we will realize the benefit of the deferred tax assets, net of the valuation allowance established, recorded at March 31, 2009.

Accounting Principles Board (“APB”) Opinion No. 23, “Accounting for Income Taxes, Special Areas,” does not require U.S. income taxes to be provided on foreign earnings when such earnings are indefinitely reinvested offshore. We periodically evaluate our investment strategies with respect to each foreign tax jurisdiction in which we operate to determine whether foreign earnings will be indefinitely reinvested offshore and, accordingly, whether U.S. income taxes should be provided when such earnings are recorded.

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”) effective October 1, 2007. In accordance with FIN 48, we recognize a tax benefit associated with an uncertain tax position when, in our judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, we initially and subsequently measure the tax benefit as the largest amount that we judge to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. Our liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. Our effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management. A number of years may elapse before a particular matter for which we have recorded a liability related to an unrecognized tax benefit is audited and finally resolved. The number of years with open tax audits varies by jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe our liability for unrecognized tax benefits is adequate. Favorable resolution of an unrecognized tax benefit could be recognized as a reduction in our tax provision and effective tax rate in the period of resolution. Unfavorable settlement of an unrecognized tax benefit could increase the tax provision and effective tax rate and may require the use of cash in the period of resolution. Our liability for unrecognized tax benefits is generally presented as noncurrent. However, if we anticipate paying cash within one year to settle an uncertain tax position, the liability is presented as current. We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense.

Pension Benefits

We sponsor two defined benefit pension plans for certain of our employees and retired employees. We record annual amounts relating to these plans based on calculations specified by GAAP, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases and turnover rates. We review our actuarial assumptions used to determine our pension liabilities and assets, as well as pension expense, on an annual basis and make modifications to the assumptions based on current economic conditions and trends. The expected return on plan assets is determined based on the nature of the plans’ investments and our expectations for long-term rates of return. The discount rate used to measure obligations is based on a corporate bond spot-rate yield curve that matches projected future benefit payments with the appropriate spot rate applicable to the timing of the projected future benefit payments. We believe that the assumptions utilized in recording our obligations under the defined benefit pension plans are reasonable based on our experience and advice from our independent actuaries; however, differences in actual experience or changes in the assumptions may materially affect our financial position or results of operations.

As noted above, we have two defined benefit plans, one of which consists of three employees, two of whom have already retired and are being paid a fixed benefit calculated on their respective life expectancies, and the other of which has been frozen for several years, with a grandfathered group accruing benefits until 2010. Accordingly, as of March 31, 2009, the size of the payments required under the plans were largely fixed, with the principal uncertainty being primarily related to the life expectancy of the participants who are currently receiving benefits. As such, this substantially reduces the risk within the material assumptions to which a sensitivity analysis would be applicable. Our defined benefit pension expenses totaled $1.1 million and $.9 million for the three months ended March 31, 2009 and 2008, respectively, and $2.1 million and $2.0 million for the six months ended March 31, 2009 and 2008, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

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

PART II - OTHER INFORMATION

Item 1                                           Legal Proceedings

In April 2009, the DEC advised ISC’s representatives that both the DEC and the New York State Department of Health had reviewed and accepted the August 2007 Remedial Investigation Report and the Additional Data Collection Summary Report dated January 30, 2009. With the acceptance of these reports, ISC has completed the Remedial Investigation required under the Consent Order. ISC will now, based on the results of the Remedial Investigation Report, conduct a Feasibility Study which will be submitted to the DEC for its review and comment. (See Note 15 to Notes to Condensed Consolidated Financial Statements for the three and six months ended March 31, 2009)

Item 1A                                  Risk Factors

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

None

Item 3                                           Defaults upon Senior Securities

None

Item 4                                         Submission of Matters to a Vote of Security Holders

(a)                  The Registrant held its Annual Meeting of Stockholders on February 4, 2009.

(b)                 Five directors in Class II were elected at the Annual Meeting to serve until the Annual Meeting of Stockholders in 2012. The names of these directors and votes cast in favor of their election and shares withheld are as follows:

Name	Votes For	Votes Withheld
Harvey R. Blau	49,163,941	5,501,093
Gerald J. Cardinale	52,834,971	1,830,063
Bradley J. Gross	52,941,102	1,723,932
General Donald J. Kutyna	52,840,901	1,824,133
James A. Mitarotonda	52,787,575	1,877,459

The nine other directors whose term of office continued after the Annual Meeting are as follows:

Henry A. Alpert

Bertrand M. Bell

Blaine V. Fogg

Rear Admiral Robert G. Harrison

Rear Admiral Clarence A. Hill, Jr.

Ronald J. Kramer

Martin S. Sussman

William H. Waldorf

Joseph J. Whalen

(c)(i) The Company’s amendment to the 2006 Equity Incentive Plan to increase the number of shares of common stock available for grant under the plan by 5,750,000 shares was approved at the Annual Meeting as follows:

Votes For	Votes Against	Broker Non-votes	Shares Abstained
41,544,727	7,903,773	3,533,996	1,682,540

(ii) The Company’s amendment to the 2006 Equity Incentive Plan to increase the number of shares that may be granted to any one participant in any one fiscal year to 1,500,000 shares was approved at the Annual Meeting as follows:

Votes For	Votes Against	Broker Non-votes	Shares Abstained
44,342,875	5,101,621	3,533,997	1,686,543

  (iii) Ratification of the selection by the Audit Committee of Grant Thornton LLP to serve as the independent registered public accounting firm for fiscal 2009 was approved at the Annual Meeting as follows:

Votes For	Votes Against	Broker Non-votes	Shares Abstained
53,736,121	651,680	—	277,231

(d)                Not applicable.

Item 5                                           Other Information

None

Item 6                                           Exhibits

Exhibit 31.1 - Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto).

Exhibit 31.2 – Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act 2002 (attached hereto).

Exhibit 32 – Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFON CORPORATION

/s/ Patrick L. Alesia
Patrick L. Alesia
Chief Financial Officer
(Principal Financial Officer)

Date: May 11, 2009

EXHIBIT INDEX

Exhibit 31.1 - Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 – Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

Exhibit 32   – Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.