Form 10-Q
period 2009-06-30
GRIFFON CORP
filed 2009-08-07
CIK 50725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 59,520,983 shares of Common Stock as of July 31, 2009.

Griffon Corporation and Subsidiaries

Part I — Financial Information

Item 1 — Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

		At September 30,
	At June 30, 2009	2008

CURRENT ASSETS
Cash and equivalents	$289,563	$311,921
Accounts receivable, net of allowances of $5,012 and $5,609	153,799	163,586
Contract costs and recognized income not yet billed	62,972	69,001
Inventories, net	150,333	167,158
Prepaid and other current assets	36,030	52,430
Assets of discontinued operations	4,384	9,495
Total Current Assets	697,081	773,591
PROPERTY, PLANT AND EQUIPMENT, net	230,867	239,003
GOODWILL	93,094	93,782
INTANGIBLE ASSETS, net	32,949	34,777
OTHER ASSETS	24,276	22,067
ASSETS OF DISCONTINUED OPERATIONS	9,011	8,346
Total Assets	$1,087,278	$1,171,566
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$2,084	$2,258
Accounts payable	99,515	129,823
Accrued liabilities	63,167	64,450
Liabilities of discontinued operations	5,252	14,917
Total Current Liabilities	170,018	211,448
LONG-TERM DEBT	177,739	230,930
OTHER LIABILITIES	61,552	59,460
LIABILITIES OF DISCONTINUED OPERATIONS	9,096	10,048
Total Liabilities	418,405	511,886
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	668,873	659,680
Total Liabilities and Shareholders’ Equity	$1,087,278	$1,171,566

GRIFFON CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

							ACCUMULATED
			CAPITAL IN				OTHER	DEFERRED
	COMMON STOCK		EXCESS OF	RETAINED	TREASURY SHARES		COMPREHENSIVE	ESOP
(in thousands)	SHARES	PAR VALUE	PAR VALUE	EARNINGS	SHARES	COST	INCOME (LOSS)	COMPENSATION	Total

Balance at 9/30/2008	71,095	17,774	415,505	415,991	12,440	(213,310)	25,469	(1,749)	659,680

Net income	—	—	—	10,361	—	—	—	—	10,361
Amortization of deferred compensation	—	—	—	—	—	—	—	514	514
Restricted stock vesting	5	1	(1)					—	—
ESOP Purchase of common stock	—	—	(48)	—	—	—	—	(4,370)	(4,418)
Stock-based compensation	—	—	2,998	—	—	—	—	44	3,042
Issuance of common stock pursuant to rights offering, net of financing costs	854	214	1,731	—	—	—	—	—	1,945
Translation of foreign financial statements	—	—	—	—	—	—	(2,251)	—	(2,251)
Balance at 6/30/2009	71,954	17,989	420,185	426,352	12,440	(213,310)	23,218	(5,561)	668,873

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Net sales	$287,385	$322,267	$865,806	$915,640
Cost of sales	221,099	248,887	686,588	720,052
Gross profit	66,286	73,380	179,218	195,588

Selling and administrative expenses	58,376	62,550	170,449	181,651
Restructuring and other related charges	38	180	38	2,572
Total operating expenses	58,414	62,730	170,487	184,223

Income from operations	7,872	10,650	8,731	11,365

Other income (expense)
Interest expense	(2,157)	(2,588)	(7,790)	(9,222)
Interest income	343	276	1,010	1,756
Gain from debt extinguishment, net	646	—	7,360	—
Other, net	1,174	946	617	2,525
Total other income (expense)	6	(1,366)	1,197	(4,941)

Income before taxes and discontinued operations	7,878	9,284	9,928	6,424
Provision (benefit) for income taxes	986	(72)	268	(325)
Income before discontinued operations	6,892	9,356	9,660	6,749

Discontinued operations:
Income (loss) from operations of the discontinued Installation Services business	4	(28,113)	1,055	(52,336)
Provision (benefit) for income taxes	(45)	(8,957)	354	(13,063)
Income (loss) from discontinued operations	49	(19,156)	701	(39,273)
Net Income (loss)	$6,941	$(9,800)	$10,361	$(32,524)

Basic earnings (loss) per common share:
Income from continuing operations	$0.12	$0.29	$0.17	$0.21
Income (loss) from discontinued operations	0.00	(0.59)	0.01	(1.21)
Net income (loss)	0.12	(0.30)	0.18	(1.00)

Weighted-average shares outstanding	58,700	32,490	58,673	32,485

Diluted earnings (loss) per common share:
Income from continuing operations	$0.12	$0.29	$0.17	$0.21
Income (loss) from discontinued operations	0.00	(0.59)	0.01	(1.21)
Net income (loss)	0.12	(0.30)	0.18	(1.00)

Weighted-average shares outstanding	59,097	32,689	58,862	32,657

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$10,361	$(32,524)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (income) from discontinued operations	(701)	39,273
Depreciation and amortization	31,404	31,602
Stock-based compensation	3,042	2,012
Provision for losses on account receivable	646	447
Amortization/write-off of deferred financing costs	1,426	1,118
Gain from debt extinguishment, net	(7,360)	—
Deferred income taxes	(548)	874
Change in assets and liabilities:
Decrease in accounts receivable and contract costs and recognized income not yet billed	14,785	17,650
Decrease (increase) in inventories	16,412	(18,746)
Decrease (increase) in prepaid and other assets	14,647	(18,231)
Increase (decrease) in accounts payable, accrued liabilities and income taxes payable	(42,299)	29,327
Other changes, net	511	(3,260)
	31,965	82,066
Net cash provided by operating activities	42,326	49,542

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(20,563)	(49,101)
Acquired businesses	—	(1,829)
Proceeds from sale of investment	—	1,000
Decrease (increase) in equipment lease deposits	(330)	3,235
Net cash used in investing activities	(20,893)	(46,695)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares from rights offering	7,257	—
Purchase of shares for treasury	—	(579)
Proceeds from issuance of long-term debt	10,879	84,600
Payments of long-term debt	(56,191)	(82,130)
Decrease in short-term borrowings	(796)	(896)
Financing costs	(559)	(2,779)
Purchase of ESOP shares	(4,370)	—
Tax benefit from vesting of restricted stock	—	909
Other, net	465	(879)
Net cash used in financing activities	(43,315)	(1,754)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	(1,111)	(3,842)
Net cash provided by investing activities	—	3,928
Net cash provided by (used in) discontinued operations	(1,111)	86

Effect of exchange rate changes on cash and cash equivalents	635	1,113

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(22,358)	2,292
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	311,921	44,747
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$289,563	$47,039

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Griffon Corporation and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2008, which provides a more complete explanation of the Company’s accounting policies, financial position, operating results, business properties and other matters. In the opinion of management, these financial statements reflect all adjustments considered necessary for a fair statement of interim results. The results of operations of any interim period are not necessarily indicative of the results for the full fiscal year.

The unaudited condensed consolidated balance sheet information as of September 30, 2008 was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008.

In preparing its unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. On an ongoing basis, the Company evaluates estimates, including those related to bad debts, inventory reserves, goodwill and intangible assets. The Company bases its estimates on historical data and experience, when available, and on various other assumptions that the Company believes are reasonable, the combined results of which forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

The Installation Services segment was discontinued in the fiscal third quarter of 2008.  Operating results of substantially all of the Installation Services segment have been reported as discontinued operations in the consolidated statements of operations for all periods presented and the Installation Services segment is excluded from segment reporting (see Discontinued Operations footnote).

Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Items Measured at Fair Value on a Recurring Basis

Each quarter Cash and equivalents and the deferred non-qualified retirement plan assets are measured and recorded at fair value based upon quoted prices in active markets for identical assets and liabilities.  The deferred non-qualified retirement plans assets were $3,459 at June 30, 2009.  Additionally, accounts receivable and accounts payable approximate fair value due to their short-term nature.

NOTE 3 — INVENTORIES

Inventories, stated at the lower of cost (first-in, first-out or average) or market, are comprised of the following:

	At June 30,	At June 30,
(in thousands)	2009	2008
Raw materials and supplies	$36,236	$45,583
Work in process	78,768	70,716
Finished goods	35,329	50,859
Total	$150,333	$167,158

NOTE 4 — PROPERTY PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following:

	At June 30,	At June 30,
(in thousands)	2009	2008
Land, building and building improvements	$108,157	$108,344
Machinery and equipment	410,619	390,282
Leasehold improvements	23,083	21,832
	541,859	520,458
Less - Accumulated depreciation and amortization	310,992	281,455
Total	$230,867	$239,003

There have been no triggering events or indicators of impairment that have occurred during the three and nine months ended June 30, 2009, that would require additional impairment testing of Property, Plant and Equipment.

NOTE 5 — GOODWILL AND OTHER INTANGIBLES

The following table provides the changes in carrying value of goodwill by segment through the nine-months ended June 30, 2009.

			Other
			adjustments
		Goodwill from	including
	At September 30,	2009	currency	At June 30,
(in thousands)	2008	acquisitions	translations	2009
Telephonics	$18,545	$—	$—	$18,545
Clopay Building Products	—	—	—	—
Clopay Plastic Products	75,237	—	(688)	74,549
Total	$93,782	$—	$(688)	$93,094

There have been no triggering events or indicators of impairment that have occurred during the three and nine months ended June 30, 2009, that would require additional impairment testing of Goodwill.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	At June 30, 2009		Average	At September 30, 2008
	Gross Carrying	Accumulated	Life	Gross Carrying	Accumulated
(dollar amounts in thousands)	Amount	Amortization	(Years)	Amount	Amortization

Customer relationships	$29,409	$5,084	25	$29,507	$4,162
Other	3,580	299	15	3,580	150
Total amortizable intangible assets	32,989	5,383	24	33,087	4,312
Unpatented technology	5,343			6,002
Total intangible assets	$38,332	$5,383		$39,089	$4,312

There have been no trigger events or indicators of impairment that have occurred during the three and nine months ended June 30, 2009, that would require additional impairment testing of long-lived intangible assets excluding goodwill.

NOTE 6 — INCOME TAXES

As a result of various statute of limitations expiring during the three and nine months ended June 30, 2009, the Company reduced previously established FIN 48 reserves related to uncertain tax positions of $1,440 and $4,262, respectively.  The total amount of FIN 48 reserves related to uncertain tax positions was $7,250 at June 30, 2009.

NOTE 7 — LONG-TERM DEBT

In June 2008, Clopay Building Products Company, Inc. (“BPC”) and Clopay Plastic Products Company, Inc. (“PPC”), each a wholly-owned subsidiary of the Company, entered into a credit agreement for their domestic operations with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which the lenders agreed to provide a five-year, senior secured revolving credit facility of $100,000 (the “Clopay Credit Agreement”). At June 30, 2009 and September 30, 2008, $35,374 and $33,900, respectively, were outstanding under the Clopay Credit Agreement and approximately $32,549 was available for borrowing at June 30, 2009. BPC and PPC were in compliance with all of their financial covenants under the Clopay Credit Agreement at June 30, 2009.  The balance of the debt approximates its fair value.

In March 2008, Telephonics Corporation (“Telephonics”), a wholly-owned subsidiary of the Company, entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which the lenders agreed to provide a five-year, revolving credit facility of $100,000 (the “Telephonics Credit Agreement”). At June 30, 2009 and September 30, 2008, $38,000 and $44,500, respectively, were outstanding under the Telephonics Credit Agreement and approximately $55,260 was available for borrowing at June 30, 2009. Telephonics was in compliance with all of its financial covenants under the Telephonics Credit Agreement at June 30, 2009. The balance of the debt approximates its fair value.

The Company had outstanding $79,380 of 4% convertible subordinated notes due 2023 (the “Notes”) at June 30, 2009. Holders may convert the Notes at a conversion price of $22.41 per share, as adjusted pursuant to the recent rights offering of the Company and subject to possible further adjustment, as defined, which is equal to a conversion rate of approximately 44.6229 shares per $1 principal amount of Notes. The fair value is approximately $77 million, which is based upon quoted market price (Level 1).  Due to the likelihood that these notes will be put to the company in July of 2010, these Notes will be reclassed to Notes payable and current portion of long-term debt in the fourth quarter of fiscal 2009.

In April 2009, the Company purchased $15,120 face value of the Notes from certain noteholders for $14,341. The Company recorded a pre-tax gain from debt extinguishment of approximately $747, offset by a $101 proportionate reduction in the related deferred financing costs for a net gain of $646 in the third quarter of fiscal 2009.

In October 2008, the Company purchased $35,500 face value of the Notes from certain noteholders for $28,400. The Company recorded a pre-tax gain from debt extinguishment of approximately $7,100, offset by a $386 proportionate reduction in the related deferred financing costs for a net gain of $6,714 in the first quarter of fiscal 2009.

Prior to the above described repurchases, the Company had outstanding $130,000 of Notes at September 30, 2008.

The Company’s Employee Stock Ownership Plan (“ESOP”) has a loan agreement, guaranteed by the Company, which requires payments of principal and interest through the expiration date of September 2012 at which time the balance of the loan, and any outstanding interest, will be payable.  The primary purpose of this loan, and it predecessor loans which were refinanced by this loan in October 2008, was to purchase 547,605 shares of the Company’s stock in October 2008. The loan bears interest at rates based upon the prime rate or LIBOR. The balance of the loan was $5,781 as of June 30, 2009, and the outstanding balance approximates fair value.

NOTE 8 — SHAREHOLDERS’ EQUITY

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

During fiscal 2008, the Company granted 25,000 options under its stock option plans with a total fair value of $172, or a weighted average fair value of $6.89 per share.  During fiscal 2008, the Company granted 300,000 shares of restricted stock with a total fair value of $2,694, or a weighted average fair value of $8.98 per share.

In accordance with the terms of an employment agreement, in October 2008, the Company’s Chief Executive Officer received a restricted stock grant of 75,000 shares of Common Stock, which vests in April 2011. The fair value of the restricted stock on the date of grant was $675. In addition, the Company’s Chief Executive Officer received a ten-year option to purchase 350,000 shares of Common Stock at an exercise price of $20 per share. The closing stock price on date of grant was $9.00 and the grant vests in three equal annual installments beginning April 2009. The fair value of the options on the date of grant was $721 or $2.06 per share.

In March 2009, the Company’s Chief Executive Officer received a restricted stock grant of 675,000 shares of Common Stock, which vests in March 2013. The fair value of the restricted stock on the date of grant was $5,063 or $7.50 per share.

In addition to the above fiscal 2009 grants, during the nine months ended June 30, 2009, the Company granted 214,000 shares of restricted stock, each with 4 year cliff vesting, with a total fair value of $1,900, or a weighted average fair value of $8.88 per share.

The fair value of restricted stock and option grants is amortized over the respective vesting periods.

The fair value of the 2008 and 2009 option grants was estimated as of the grant dates using the Black-Scholes option pricing model with the following weighted average assumptions:

	2009	2008
	Grant	Grant
Risk-free interest rate	3.04%	4.09%
Dividend yield	0.00%	0.00%
Expected life (years)	7.0	7.0
Volatility	38.98%	40.00%
Option exercise price	$20.00	$14.19
Fair value of options granted	$2.06	$6.89

For the three and nine months ending June 30, 2009, after-tax stock based compensation expense totaled $781 and $1,977, respectively.  For the three and nine months ending June 30, 2008, after-tax stock based compensation expense totaled $532 and $1,308, respectively.

NOTE 9 — EARNINGS (LOSS) PER SHARE (EPS)

Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of Common Stock outstanding plus additional common shares that could be issued in connection with potentially dilutive shares. Management determined that the rights offering contained a bonus element to existing shareholders that required the Company to adjust the shares used in the computation of basic and fully-diluted weighted-average shares outstanding for the three and nine months ended June 30, 2008.  The Notes were anti-dilutive due to the conversion price being greater than the weighted-average stock price during the periods presented.

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Weighted average shares outstanding - basic	58,700	32,490	58,673	32,485
Incremental shares from stock based compensation	397	199	189	172

Weighted average shares outstanding - diluted	59,097	32,689	58,862	32,657

Anti-dilutive options excluded from diluted EPS computation	1,305	1,766	1,305	1,766

NOTE 10 — BUSINESS SEGMENTS

The Company’s reportable business segments are as follows:  Telephonics Corporation (“Telephonics”) provides high-technology engineering and manufacturing capabilities for integrated information, communication and sensor system solutions to military and commercial markets worldwide; Clopay Building Products Company (“Clopay Building Products”) is a leading manufacturer and marketer of residential, commercial and industrial garage doors to professional installing dealers and major home center retail chains; and Clopay Plastic Products Company (“Clopay Plastic Products”) is an international leader in the development and production of embossed, laminated and printed specialty plastic films used in a variety of hygienic, health-care and industrial markets. The Company’s reportable segments are distinguished from each other by types of products and services offered, classes of customers, production and distribution methods and separate management. The Company’s former Installation Services segment (sale and installation of building products primarily for new construction, such as garage doors, garage door openers, manufactured fireplaces and surrounds, appliances, flooring and cabinets) has been reflected as discontinued operations in the condensed consolidated financial statements for all periods presented and, accordingly, is excluded from segment disclosures (see Discontinued Operations footnote).

Information on the Company’s business segments is as follows:

GRIFFON CORPORATION

NET SALES, INCOME & OTHER DATA BY SEGMENT

	Three months ended June 30,		Nine Months Ended June 30,
(in thousands)	2009	2008	2009	2008
NET SALES
Telephonics	$94,126	$88,251	$271,520	$262,508
Clopay Building Products	98,497	112,869	286,566	310,912
Clopay Plastic Products	94,762	121,147	307,720	342,220
Total consolidated net sales	$287,385	$322,267	$865,806	$915,640
INCOME (LOSS) FROM CONTINUING OPERATIONS
Segment operating profit (loss):
Telephonics	$9,908	$9,173	$23,538	$21,795
Clopay Building Products	639	2,252	(15,595)	(8,069)
Clopay Plastic Products	4,780	5,506	16,894	15,856
Total segment operating profit	15,327	16,931	24,837	29,582
Unallocated amounts	(6,281)	(5,335)	(15,489)	(15,692)
Gain from debt extinguishment, net	646	—	7,360	—
Net interest expense	(1,814)	(2,312)	(6,780)	(7,466)
Income from continuing operations before provision for income taxes and discontinued operations	$7,878	$9,284	$9,928	$6,424

Unallocated amounts typically include general corporate expenses not attributable to any reportable segment.

DEPRECIATION and AMORTIZATION
Segment:
Telephonics	$1,620	$1,712	$4,650	$4,630
Clopay Building Products	3,546	3,331	10,032	9,811
Clopay Plastic Products	5,239	5,770	16,248	16,940
Total segment	10,405	10,813	30,930	31,381
Corporate	88	74	474	221
Total consolidated depreciation and amortization	$10,493	$10,887	$31,404	$31,602
CAPITAL EXPENDITURES
Segment:
Telephonics	$2,507	$1,919	$5,344	$5,041
Clopay Building Products	1,145	1,517	4,839	7,217
Clopay Plastic Products	4,819	33,864	10,347	36,827
Total segment	8,471	37,300	20,530	49,085
Corporate	4	5	33	16
Total consolidated capital expenditures	$8,475	$37,305	$20,563	$49,101

	At June 30,	At September 30,
	2009	2008
ASSETS
Segment assets:
Telephonics	$258,740	$251,016
Clopay Building Products	167,308	197,740
Clopay Plastic Products	339,523	356,635
Total segment assets	765,571	805,391
Corporate (principally cash and equivalents)	308,312	348,334
Total continuing assets	1,073,883	1,153,725
Assets from discontinued operations	13,395	17,841
Consolidated total	$1,087,278	$1,171,566

NOTE 11 — COMPREHENSIVE INCOME (LOSS) AND DEFINED BENEFIT PENSION EXPENSE

Comprehensive income (loss) was as follows:

	Three months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Net income (loss)	$6,941	$(9,800)	$10,361	$(32,524)

Foreign currency translation adjustment	18,486	5,350	(2,251)	27,642

Comprehensive income (loss)	$25,427	$(4,450)	$8,110	$(4,882)

Defined benefit pension expense was recognized as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Service cost	$112	$137	$335	$518
Interest cost	1,056	1,001	3,168	3,003
Expected return on plan assets	(431)	(520)	(1,292)	(1,560)
Amortization:
Prior service cost	84	84	252	252
Recognized actuarial loss	230	239	691	717
Net periodic expense	$1,051	$941	$3,154	$2,930

NOTE 12 — RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way, that is, as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective for the Company as of October 1, 2009. The Company is evaluating the potential impact, if any, of the adoption of SFAS 160 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133” which enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Although early adoption is encouraged, SFAS 161 is effective for the Company as of October 1, 2009. The Company is evaluating the potential impact, if any, of the adoption of SFAS 161 on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions that are used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”, and requires enhanced related disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, which is the Company’s fiscal year 2010. The Company is evaluating the potential impact, if any, of the adoption of FSP 142-3 on its consolidated financial statements.

In May 2008, the FASB issued Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”) to clarify that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. Additionally, APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. APB 14-1 is effective for the Company as of October 1, 2009. The Company is evaluating the potential impact, if any, of the adoption of APB 14-1 on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 eliminates the concept of a qualifying special purpose entity (“QSPE”) and modifies the derecognition provisions in SFAS No. 140. This statement is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. SFAS 166 is effective for the Company as of October 1, 2010.  The Company is evaluating the potential impact, if any, of the adoption of SFAS 166 will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends FIN 46(R), “Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51” (“FIN 46(R)”) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. SFAS 167 will be effective as of the beginning of the annual reporting period commencing after November 15, 2009 and will be adopted by the Company as of October 1, 2010. The Company is evaluating the potential impact, if any, of the adoption of SFAS 167 on its consolidated financial statements.

Newly issued effective accounting pronouncements

In April 2009, the FASB issued FASB Staff Position No. 107-1 and Accounting Principles Board No. 28-1, “Interim disclosure about Fair Value of Financial instruments” (“FSP 107-1 and APB 28-1”), which requires disclosure about fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements.  This statement is effective for the Company starting with the interim period ending June 30, 2009, and is required to be applied prospectively.  The Company has included the required disclosure in this Form 10-Q.

In June 2009, the FASB issued SFAS 165, “Subsequent Events”, which establishes principles and requirements for subsequent events regarding: (1) the period after the balance sheet date during which management shall evaluate events and transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosure that an entity shall make about events or transactions that occurred after the balance sheet date.  This statement is effective for the Company starting with the interim period ending June 30, 2009, and is required to be applied prospectively.  The Company has included the required disclosure in this Form 10-Q.

NOTE 13 — DISCONTINUED OPERATIONS

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

Subsequently, during the third quarter of fiscal 2008, the Company’s Board of Directors approved a plan to exit all other operating activities of the Installation Services segment in 2008, with the exception of two units which were merged into the Clopay Building Products segment. As part of this plan, the Company closed one additional unit during the third quarter of fiscal 2008, sold nine units to one buyer in the third quarter of fiscal 2008 and sold its two remaining units in Phoenix and Las Vegas in the fourth quarter of fiscal 2008. The plan met the criteria for discontinued operations classification in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Operating results of substantially all of the Installation Services segment have been reported as discontinued operations in the condensed consolidated statements of operations for all periods presented and the Installation Services segment is excluded from segment reporting.

The following amounts related to the Installation Services segment have been segregated from the Company’s continuing operations and are reported as assets and liabilities of discontinued operations in the condensed consolidated balance sheets:

	At June 30, 2009		At September 30, 2008
(in thousands)	Current	Long-term	Current	Long-term
Assets of discontinued operations:
Accounts receivable	$—	$—	$3,414	$—
Prepaid and other current assets	4,384		6,081
Other long-term assets		9,011		8,346
Total assets of discontinued operations	$4,384	$9,011	$9,495	$8,346

Liabilities of discontinued operations:
Accounts payable	$—	$—	$340	$—
Accrued liabilities	5,252	—	14,577	—
Other long-term liabilities		9,096		10,048
Total liabilities of discontinued operations	$5,252	$9,096	$14,917	$10,048

Net sales of the Installation Services’ operating units were $22.6 million and $99.4 million for the three and nine months ended June 30, 2008.  There were no sales in fiscal 2009.

NOTE 14 — RESTRUCTURING AND OTHER RELATED CHARGES

As a result of the downturn in the residential housing market and the impact on the Clopay Building Products segment, the Company initiated plans to restructure its operations. This restructuring program includes workforce reductions, closure or consolidation of excess facilities and other charges. The Company began its restructuring initiative in the latter part of fiscal 2007 with the closure and relocation of its Tempe, AZ manufacturing facility to Troy, OH.

These restructuring activities resulted in costs incurred primarily for (1) workforce reduction of approximately 370 employees across certain business functions and operating locations (2) abandoned or excess facilities relating to lease terminations and non-cancelable lease costs and (3) other exit costs with respect to relocating certain production lines to a new facility.

In June 2009, the Company announced plans to consolidate facilities in its Clopay Building Products segment, which are scheduled to be completed in early 2011. The consolidation is expected to produce annual savings of $10 million.  The Company estimates that it will incur pre-tax exit and restructuring costs of approximately $12 million, substantially all of which will be cash charges, including approximately $2 million for one-time termination benefits and other personnel costs, approximately $1 million for excess facilities and related costs, and approximately $9 million in other exit costs primarily in connection with production realignment.  These charges will occur primarily in fiscal 2010 and 2011.

A summary of the quarterly restructuring and other related charges included in the line item “Restructuring and other related charges” in the Condensed Consolidated Statements of Operations recognized for the nine-months ended June 30, 2009 and 2008 were as follows:

(in thousands)	Workforce Reduction	Excess Facilities	Other Exit Costs	Total
Amounts incurred in:
Quarter ended December 31, 2007	$393	$—	$1,298	$1,691
Quarter ended March 31, 2008	107	—	594	701
Quarter ended June 30, 2008	147	(11)	44	180
Nine months ended June 30, 2008	$647	$(11)	$1,936	$2,572

Quarter ended December 31, 2008	$—	$—	$—	$—
Quarter ended March 31, 2009	—	—	—	—
Quarter ended June 30, 2009	37	—	1	38
Nine months ended June 30, 2009	$37	$—	$1	$38

At June 30, 2009, the accrued liability associated with the restructuring and other related charges consisted of the following:

(in thousands)	Workforce Reduction	Excess Facilities	Other Exit Costs	Total

Accrued liability at, 2008	$—	$231	$—	$231
Charges	37	—	1	38
Payments	—	(231)	(1)	(232)
Accrued liability at June 30, 2009	$37	$—	$—	$37

NOTE 15 — OTHER INCOME

Other income included approximately $353 and $15 for the three-month periods and $(521) and $814 for the nine-month periods ended June 30, 2009 and 2008, respectively, of foreign exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of the Company and its subsidiaries.

NOTE 16 — WARRANTY LIABILITY

The Company offers to its customers warranties against product defects for periods primarily ranging from six months to three years, with certain products having a limited lifetime warranty, depending on the specific product and terms of the customer purchase agreement. The Company’s typical warranties require it to repair or replace the defective products during the warranty period at no cost to the customer. At the time product revenue is recognized, the Company records a liability for estimated warranty costs, which is estimated based on historical experience. The

Company periodically assesses the adequacy of its warranty liability and adjusts the liability as necessary. While the Company believes that its estimated liability for product warranties is adequate, the estimated liability for the product warranties could differ materially from actual warranty costs.

Changes in the Company’s warranty liability, included in accrued liabilities, were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Balance, beginning of period	$5,523	$6,642	$5,328	$7,868
Warranties issued and charges in estimated pre-existing warranties	1,488	(118)	4,847	328
Actual warranty costs incurred	(1,268)	(824)	(4,432)	(2,496)
Balance, end of period	$5,743	$5,700	$5,743	$5,700

NOTE 17 — COMMITMENTS AND CONTINGENCIES

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

In April 2009, the DEC advised ISC’s representatives that both the DEC and the New York State Department of Health had reviewed and accepted an August 2007 Remedial Investigation Report and an Additional Data Collection Summary Report dated January 30, 2009. With the acceptance of these reports, ISC has completed the Remedial Investigation required under the Consent Order. ISC has now, based on the results of the Remedial Investigation Report, prepared a Feasibility Study which will be submitted shortly to the DEC for its review and comment.

NOTE 18 — SUBSEQUENT EVENTS

The Company evaluated events occurring subsequent to June 30, 2009 through August 7, 2009 for potential recognition and disclosure in the consolidated financial statements.  No events have occurred that would require adjustment to or disclosure in the consolidated financial statements, which were issued on August 7, 2009.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

Griffon Corporation, headquartered in Jericho, New York, is a diversified holding company consisting of three distinct business segments: Telephonics Corporation (“Telephonics”), Clopay Building Products Company (“Clopay Building Products”) and Clopay Plastic Products Company (“Clopay Plastic Products”).

•                  Telephonics’ high-technology engineering and manufacturing capabilities provide integrated information, communication and sensor system solutions to military and commercial markets worldwide.

•                  Clopay Building Products is a leading manufacturer and marketer of residential, commercial and industrial garage doors to professional installing dealers and major home center retail chains.

•                  Clopay Plastic Products is an international leader in the development and production of embossed, laminated and printed specialty plastic films used in a variety of hygienic, health-care and industrial markets.

QUARTERLY OVERVIEW

Net sales from continuing operations for the three months ended June 30, 2009 were $287.4 million, compared to $322.3 million last year due to lower sales at Clopay Building Products and Clopay Plastic Products, partially offset by Telephonics. Income from continuing operations was $6.9 million, or $0.12 per diluted share, for the third quarter of fiscal 2009 compared to $9.4 million, or $0.29 per diluted share, last year. Income from discontinued operations for the third quarter of fiscal 2009 was essentially nil, compared to a loss of $19.2 million, or $0.59 per diluted share, last year. Net income for the third quarter of fiscal 2009 was $6.9 million, or $0.12 per diluted share, compared to a loss of $9.8 million, or $0.30 per diluted share, last year.

The Telephonics (Electronic Information and Communications Systems) segment continues to perform well as sales grew by approximately $5.9 million, or 7%. The Telephonics segment last year was awarded contracts in excess of $400 million for the MH-60 program that are expected to be incrementally funded over the next several years. Based on these contract awards, this program is anticipated to generate revenue at a run rate of approximately $100 million per year for the next several years.

The Clopay Building Products (Garage Doors) segment results continued to be impacted by the sustained downturn in the residential housing and credit markets, with sales and operating profits decreasing from the prior-year period. The segment remains committed to retaining its customer base and, where possible, growing market share to offset shrinking sales.  Additionally, Clopay Building Products’ ongoing review of, and changes to, its cost structure resulted in a Segment quarter profit for the first time this year.

As part of it cost structure review, in June 2009, the Company announced plans to consolidate facilities in its Clopay Building Products segment, which are scheduled to be completed in early 2011. The consolidation is expected to produce annual cost savings of approximately $10 million.  The Company estimates that it will incur pre-tax exit and restructuring costs of approximately $12 million, substantially all of which will be cash charges, including approximately $2 million for one-time termination benefits and other personnel costs, approximately $1 million for excess facilities and related costs, and approximately $9 million in other exit costs primarily in connection with production realignment.  In addition, the Company expects to invest approximately $11 million in capital expenditures in order to effectuate the restructuring plan.  These charges and expenditures will occur primarily in fiscal 2010 and 2011.

The Clopay Plastic Products (Specialty Plastic Films) segment sales decreased $26.4 million, or 22%, from the prior year fiscal third quarter; however, its Segment operating profit margin increased primarily due to managing expenses which offset some of the impact from lower volume. Over the past several years, the segment has been successful in diversifying its customer portfolio. The segment remains optimistic that their progress on cost reduction programs and product mix should result in improved performance.

Discontinued operations — Installation Services

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

RESULTS OF OPERATIONS

Three and Nine months ended June 30, 2009 and 2008

The Company reviews its Segments excluding depreciation, amortization and restructuring charges to gain a better understanding of the operations and believes this information is useful to investors.  The results of each Segment are accompanied by a reconciliation from Segment operating profit to Segment profit (loss) before depreciation, amortization and restructuring charges, when applicable.

Telephonics (Electronic Information and Communication Systems)

	Three Months Ended June 30,				Nine Months Ended June 30,
(in thousands)	2009		2008		2009		2008

Net Sales	$94,126		$88,251		$271,520		$262,508

Segment operating profit	9,908	10.5%	9,173	10.4%	23,538	8.7%	21,795	8.3%
Depreciation and amortization	1,620		1,712		4,650		4,630
Segment profit before depreciation and amortization	$11,528	12.2%	$10,885	12.3%	$28,188	10.4%	$26,425	10.1%

For the three months ended June 30, 2009, net sales of the Telephonics segment increased $5.9 million, or 7%, compared to the prior year period. The sales increase was primarily the result of higher sales in the Electronic Systems division driven by homeland defense and border patrol projects.

For the three months ended June 30, 2009, Segment operating profit of $9.9 million increased $0.7 million and Segment operating profit margin was essentially flat, principally due to higher SG&A expenses offset by a favorable program mix. The increase in SG&A expenses was primarily due to higher research expenditures and additional administrative expenses to support sales growth.

For the nine months ended June 30, 2009, the increase in net sales from the prior year period of $9.0 million, or 3%, was primarily due to increases at the Radar Systems division (maritime patrol, multi-mode radar and periscope detect & discriminate systems) and Electronic Systems divisions (homeland defense and border patrol systems).  The increase was partially offset by a program with Syracuse Research Corporation (“SRC”), which ended in the second fiscal quarter of 2008.  Excluding the prior-period sales related to the SRC contracts, net sales grew by approximately $27.1 million, or 11%.

For the nine months ended June 30, 2009, Segment profit increased $1.7 million compared to the prior year period and Segment operating profit margin increased 40 basis points primarily due to program mix, with SG&A expenses as a percent of sales down 30 basis points due to leveraging of the cost structure.

Clopay Building Products (Garage Doors)

	Three Months Ended June 30,				Nine Months Ended June 30,
(in thousands)	2009		2008		2009	2008

Net Sales	$98,497		$112,869		$286,566	$310,912

Segment operating profit (loss)	639	0.6%	2,252	2.0%	(15,595)	(8,069)
Depreciation and amortization	3,546		3,331		10,032	9,811
Restructuring charges	38		180		38	2,572
Segment profit (loss) before depreciation, amortization and restructuring	$4,223	4.3%	$5,763	5.1%	$(5,525)	$4,314	1.4%

For the three months ended June 30, 2009, net sales of the Clopay Building Products Doors segment decreased by $14.4 million, or 13%, compared to the prior year period primarily due to the continuing effects of the weak housing and credit markets. The sales decline was principally due to reduced unit volume and, to a lesser extent, the impact of foreign exchange translation, offset partially by a shift in mix to higher priced products.

For the three months ended June 30, 2009, Segment operating profit decreased $1.6 million compared to the prior year period primarily due to reduced sales volume, and the associated plant absorption impact, partially offset by ongoing cost reduction activities.

For the nine months ended June 30, 2009, the decrease in net sales from the prior year period was primarily due to the same factors noted in the quarter discussion.

For the nine months ended June 30, 2009, Segment operating loss increased $7.5 million from the prior year period.  The factors effecting Segment profit were primarily due to the same factors noted in the quarter discussion except for a current year favorable impact on SG&A expense due to non-recurring restructuring costs recorded in the prior year period for the closure of the Tempe, AZ manufacturing facility.

Clopay Plastic Products (Specialty Plastic Films)

	Three Months Ended June 30,				Nine Months Ended June 30,
(in thousands)	2009		2008		2009		2008

Net Sales	$94,762		$121,147		$307,720		$342,220

Segment operating profit	4,780	5.0%	5,506	4.5%	16,894	5.5%	15,856	4.6%
Depreciation and amortization	5,239		5,770		16,248		16,940
Segment profit before depreciation and amortization	$10,019	10.6%	$11,276	9.3%	$33,142	10.8%	$32,796	9.6%

For the three months ended June 30, 2009, net sales of the Clopay Plastic Products segment decreased $26.4 million, or 22%, compared to the prior year period. The decrease was principally due to lower volume in our European business, foreign exchange translation and the pass through of lower resin costs.

For the three months ended June 30, 2009, Segment operating profit decreased by $0.7 million or 13%, primarily due to lower unit volume, partially offset by cost containment efforts.  Segment operating profit margin increased 50 basis points.

For the nine months ended June 30, 2009, the decrease in net sales of $34.5 million was primarily due to the same factors noted in the quarter discussion.

For the nine months ended June 30, 2009, Segment operating profit increased $1.0 million, or 7%, from the prior year period primarily due to the same factors noted in the quarter discussion.

Other income (expense)

In the first quarter of the current fiscal year, the Company recorded a non-cash, pre-tax gain from debt extinguishment of $6.7 million, net of a proportionate write-off of deferred financing costs, that resulted from its October 2008 purchase of $35.5 million of its outstanding convertible notes at a discount.

In the third quarter of the current fiscal year, the Company recorded a non-cash, pre-tax gain from debt extinguishment of $0.6 million, net of a proportionate write-off of deferred financing costs, that resulted from its April 2009 purchase of $15.1 million of its outstanding convertible notes at a discount.

In three- and nine-month periods ended June 30, 2009, interest expense decreased $0.4 million and $1.4 million from the respective prior year periods primarily as a result of decreased average borrowings outstanding due to the repurchase of convertible notes in the fiscal first and third quarters.

In three-month period ended June 30, 2009, interest income increased $0.1 million from the respective prior year period primarily as a result of higher average invested cash and cash equivalents partially offset by lower interest rates.  In the nine-month period ended June 30, 2009, interest income decreased $0.7 million primarily due to reduced interest rates, partially offset by an increase in average invested cash and equivalents during the period.

Other income included approximately $0.4 million and zero for the three-month periods and $(0.5) million and $0.8 million for the nine-month periods ended June 30, 2009 and 2008, respectively, of foreign exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of the Company and its subsidiaries.

Provision for income taxes

The Company’s effective tax rate for continuing operations for the three months ending June 30, 2009 was a provision of 12.5% compared to a benefit of 0.8% in the prior year period.  The rates in both periods benefited from tax planning with respect to foreign tax credits and discrete tax benefits related to the resolution of previously recorded tax liabilities principally due to the resolution of audits and the closing of statutes for certain prior year returns.  The prior year rate was lower than the current year primarily due to a larger benefit from the resolution and closing of prior year returns and the release of the related recorded tax liabilities.

The Company’s effective tax rate for continuing operations for the nine months ending June 30, 2009 was a provision of 2.7% compared to a benefit of 5.1% in the prior year period.  The rates in both periods benefit from tax planning with respect to foreign tax credits and discrete tax benefits related to the resolution of previously recorded tax liabilities principally due to the resolution of audits and the closing of certain statutes for prior year returns.  The current year rate is higher than the prior year rate due to a larger benefit from the resolution and closing of prior year returns and the release of the related recorded tax liabilities, partially offset by a combination of foreign income and domestic losses in the prior year period.

Stock Based Compensation

For the three and nine months ending June 30, 2009, after-tax stock based compensation expense totaled $0.8 million and $2.0 million, respectively.  For the three and nine months ending June 30, 2008, after-tax stock based compensation expense totaled $0.5 million and $1.3 million, respectively.

Discontinued operations — Installation Services

The Company substantially concluded its remaining disposal activities in the second quarter of fiscal 2009. There were no net sales in the nine-month period ended June 30, 2009, and net sales were $22.6 million and $99.4 million for the three and nine months ended June 30, 2008, respectively, as a result of the Company’s exit from the segment in fiscal 2008.

Net income (loss) from discontinued operations of the Installation Services’ business was essentially nil and $(19.2) million for the three months ended June 30, 2009 and 2008, respectively. Net income (loss) from discontinued operations of the Installation Services’ business was $0.7 million and $(39.3) million for the nine months ended June 30, 2009 and 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by continuing operations during the nine-month period ended June 30, 2009 were $42.3 million compared to cash provided by continuing operations of $49.5 million in the comparable prior year period. Working capital decreased to $527.1 million at June 30, 2009 compared to $562.1 million at September 30, 2008, primarily as a result of the purchase of $50.6 million face value of long-term Notes for $42.7 million. Operating cash flows from continuing operations were favorably impacted by decreased receivables, inventories and prepaid and other assets, primarily due to a tax refund; and unfavorably impacted by decreased accounts payable. The current period decrease in receivables is primarily attributable to lower sales volume in the Clopay Building Products and Clopay Plastic Products segments. The current period decrease in inventories is primarily attributable to lower sales volume at Clopay Building Products and decreased costs of materials. The current period decrease in accounts payable affected all segments as there were less purchases overall due to sales volume decreases compared to the prior year, and, with respect to the Telephonics segment, there was a reduction in liabilities associated with the nature and timing of contract obligations.

Payments from revenues derived from the Telephonics segment are received in accordance with the terms of development and production subcontracts to which the Company is a party. Certain of the payments received in this segment are progress payments. Customers in the Clopay Plastic Products segment are generally substantial industrial companies whose payments have been steady, reliable and made in accordance with the terms governing such sales. The sales in this segment are made to satisfy orders that are received in advance of production, where payment terms are established in advance of production and sale. With respect to the Clopay Building Products segment, there have been no material adverse impacts on payment for sales.

A small number of customers have accounted for a substantial portion of historical net sales, and the Company expects that a limited number of customers will continue to represent a substantial portion of sales for the foreseeable future. Approximately 17% and 20% of total net sales from continuing operations for the three and nine months ended June 30, 2009, respectively, and 53% and 56% of Clopay Plastic Products’ sales for the three and nine months ended June 30, 2009, respectively, were made to Procter & Gamble, which is the largest customer in the Clopay Plastic Products segment. The Home Depot, Inc. and Menards, Inc. are significant customers of the Clopay Building Products segment and Lockheed Martin Corporation and the Boeing Company are significant customers of the Telephonics segment. Future operating results will continue to substantially depend on the success of the largest customers and the Company’s relationships with them. Orders from these customers are subject to fluctuation and may be reduced materially. The loss of all or a portion of the sales volume from any one of these customers would have an adverse affect on the Company’s liquidity and operations.

During the nine-month period ended June 30, 2009, the Company used cash from investing activities of continuing operations of $20.9 million compared to $46.7 million last year, primarily for capital expenditures.

During the nine-month period ended June 30, 2009, the Company used cash from financing activities of continuing operations of $43.3 million compared to $1.8 million last year, primarily as a result of the purchase of $50.6 million face value of convertible notes for $42.7 million and the purchase of common stock by the Company’s Employee Stock Ownership Plan (“ESOP”) of $4.4 million, partially offset by the receipt of $7.3 million of rights offering proceeds (see below). Approximately 1.4 million shares of common stock are available for purchase pursuant to the Company’s stock buyback program and additional purchases, including pursuant to a 10b5-1 plan, may be made, depending upon market conditions and other factors, at prices deemed appropriate by management.

In August 2008, the Company’s Board of Directors authorized a 20 million share common stock rights offering to its shareholders in order to raise equity capital for general corporate purposes and to fund future growth. The rights had an exercise price of $8.50 per share. In conjunction with the rights offering, Goldman, Sachs & Co, (“GS Direct”) agreed to back stop the rights offering by purchasing, on the same terms, any and all shares not subscribed through the exercise of rights. GS Direct also agreed to purchase additional shares of common stock at the rights offering price if it did not acquire a minimum of 10 million shares of common stock as a result of its back stop commitment. In September 2008, the Company received $241.3 million of gross proceeds from the first closing of its rights offering and the closing of the related investments by GS Direct and by the Company’s Chief Executive Officer. An additional $5.3 million of rights offering proceeds were received in October 2008 in connection with the second closing of the rights offering. In April 2009, an additional $2.0 million of rights offering proceeds were received in connection with the rights offering.

In June 2008, Clopay Building Products Company, Inc. (“BPC”) and Clopay Plastic Products Company, Inc. (“PPC”), each a wholly-owned subsidiary of the Company, entered into a credit agreement for their domestic operations with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which the lenders agreed to provide a five-year, senior secured revolving credit facility of $100 million (the “Clopay Credit Agreement”). At June 30, 2009, $35.4 million was outstanding under the Clopay Credit Agreement and approximately $32.5 million was available for borrowing.

In March 2008, Telephonics Corporation (“Telephonics”), a wholly-owned subsidiary of the Company, entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which the lenders agreed to provide a five-year, revolving credit facility of $100 million (the “Telephonics Credit Agreement”). At June 30, 2009, $38.0 million was outstanding under the Telephonics Credit Agreement and approximately $55.3 million was available for borrowing.

The Telephonics Credit Agreement and the Clopay Credit Agreement include various sublimits for standby letters of credit. At June 30, 2009, there were approximately $19.8 million of aggregate standby letters of credit outstanding under these credit facilities. These credit agreements limit dividends and advances that these subsidiaries may pay to the parent company. The agreements permit the payment of income taxes, overhead and expenses, with dividends or advances in excess of these amounts being limited based on (a) with respect to the Clopay Credit Agreement, maintaining certain minimum availability under the loan agreement or (b) with respect to the Telephonics Credit Agreement, compliance with certain conditions and limited to an annual maximum. At June 30, 2009, the Company was not, nor was it reasonably likely to be, in breach of covenants under its respective credit facilities. The Clopay Credit Agreement provides for credit availability primarily based on working capital assets and imposes only one ratio compliance requirement, which becomes operative only in the event that utilization of that facility were to reach a defined level significantly beyond the June 30, 2009 level. The Telephonics Credit Agreement is a “cash flow based” facility and compliance with required ratios at June 30, 2009 was well within the parameters set forth in that agreement. Further, the covenants within such credit facilities do not materially affect the Company’s ability to undertake additional debt or equity financing for Griffon, the parent company, as such credit facilities are at the subsidiary level and are not guaranteed by Griffon.

The Company had $79.4 million outstanding of 4% convertible subordinated notes due 2023 (the “Notes”) as of June 30, 2009. Holders of the Notes may require the Company to repurchase all or a portion of their Notes on July 18, 2010, 2013 and 2018, as well as upon a change in control. If our common stock price is below the conversion price of the Notes on the earliest of these dates, we anticipate that noteholders will require us to repurchase their outstanding Notes.  As such, these notes will be reclassed to Notes payable and current portion of long-term debt in the fourth quarter of fiscal 2009.  The fair value is approximately $77 million, which is based on quoted market price (Level 1).

In April 2009, the Company purchased $15.1 million face value of the Notes from certain noteholders for $14.3 million. The Company recorded a pre-tax gain from debt extinguishment of approximately $0.7 million, offset by a $0.1 million proportionate reduction in the related deferred financing costs for a net gain of $0.6 million in the third quarter of fiscal 2009.

In October 2008, the Company purchased $35.5 million face value of the Notes from certain noteholders for $28.4 million. The Company recorded a pre-tax gain from debt extinguishment of approximately $7.1 million, offset by a $0.4 million proportionate reduction in the related deferred financing costs for a net gain of $6.7 million in the first quarter of fiscal 2009.  Due to the nature of these Notes for income tax purposes, the Company reclassified a deferred income tax liability to a current income tax liability of approximately $7 million from the resultant gain and recapture of interest expense.

At September 30, 2008, prior to the above described repurchases, the Company had $130 million outstanding of Notes.

The Company’s Employee Stock Ownership Plan (“ESOP”) has a loan agreement, guaranteed by the Company, which requires payments of principal and interest through the expiration date of September 2012 at which time the $3.9 million balance of the loan, and any outstanding interest, will be payable.  The primary purpose of this loan, and it predecessor loans which were refinanced by this loan in October 2008, was to purchase 547,605 shares of the Company’s stock in October 2008.The loan bears interest at rates based upon the prime rate or LIBOR. The balance of the loan was $5.8 million as of June 30, 2009, and the outstanding balance approximates fair value.

The Company substantially concluded its remaining disposal activities in the second quarter of fiscal 2009 and does not expect to incur significant expenses in the future. Future net cash outflows to satisfy liabilities related to disposal activities that were accrued as of June 30, 2009 are estimated to be $3 million. Substantially all of such liabilities are expected to be paid during fiscal 2009. Certain of the Company’s subsidiaries are also contingently liable for approximately $3.1 million related to certain facilities leases with varying terms through fiscal 2011 that were assigned to the respective purchasers of certain of the Installation Services businesses. The Company does not believe it has a material exposure related to these contingencies.

During the nine-month period ended June 30, 2009, the Company used cash from operating activities of discontinued operations of $1.1 million.

Anticipated cash flows from operations, together with existing cash and cash equivalents, bank lines of credit and lease line availability, is expected to be adequate to finance presently anticipated working capital and capital expenditure requirements and to repay long-term debt as it matures.

In addition to organic growth, part of the Company’s overall growth strategy calls for the Company to pursue acquisition and investment opportunities, both within its existing segments and outside of those segments.  We regularly examine and explore such opportunities; but there can be no assurance that this will result in an acquisition or investment.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and judgments that affect reported amounts of assets, liabilities, sales and expenses, and the related disclosures of contingent assets and contingent liabilities at the date of the financial statements. We evaluate these estimates and judgments on an ongoing basis and base our estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities, as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Our actual results may materially differ from these estimates.

Our significant accounting policies and procedures are explained in the Management Discussion and Analysis section in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. In the selection of our critical accounting policies, the objective is to properly reflect our financial position and results of operations for each reporting period in a consistent manner that can be understood by the reader of our financial statements. We consider an estimate to be critical if it is subjective and if changes in the estimate using different assumptions would result in a material impact on our financial position or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issues, from time to time, new financial accounting standards, staff positions and emerging issues task force consensus. See the Notes to Condensed Consolidated Financial Statements for a discussion of these matters.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact, including, without limitation, statements regarding the Company’s financial position, business strategy and the plans and objectives of the Company’s management for future operations, are forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend” or the negative of these expressions or comparable terminology. Such forward-looking statements involve important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, among others: general domestic and international business, financial market and economic conditions; the credit market; the housing market; results of integrating acquired businesses into existing operations; the results of the Company’s restructuring and disposal efforts; competitive factors; pricing pressures for resin and steel; and capacity and supply constraints. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

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

1.     In July 2009, our Telephonics subsidiary protested the awarding of a military contract to another company.  The protest was filed with the General Accounting Office (“GAO”) and cites what we believe to be procedural and substantive errors in the award process. The GAO’s statutory deadline for a decision is October 28, 2009.

2.     On August 6, 2009, the Company entered into an Employment Agreement (the “Employment Agreement”) with Douglas J. Wetmore, pursuant to which he will become the Executive Vice President and Chief Financial Officer of the Company effective September 1, 2009 (the “Commencement Date”). From April 1998 to July 2008, Mr. Wetmore (age 52) was the Senior Vice President, Chief Financial Officer and Treasurer of International Flavors & Fragrances Inc. (“IFF”), a creator and manufacturer of flavors and fragrances used in a variety of consumer products. From 1991 to 1998, he was the Corporate Controller of IFF. Prior to his employment with IFF, Mr. Wetmore was employed at Price Waterhouse, a public accounting firm, for over twelve years.

Pursuant to the Employment Agreement, Mr. Wetmore’s term of employment with the Company will continue until the fourth anniversary of the Commencement Date (the “Initial Term”) and thereafter automatically renew for successive one (1) year periods (each, a “Renewal Term” and together with the Initial Term, the “Term”), unless either party provides notice of non-renewal to the other party at least 90 days prior to the expiration of the Initial Term or any Renewal Term. During the Term, Mr. Wetmore will receive a base salary of $500,000 per annum, subject to discretionary increases commencing October 1, 2010. Mr. Wetmore shall be entitled to an annual bonus in respect of the fiscal year ending September 30, 2010 and for fiscal years thereafter based upon achievement of performance objectives. Mr. Wetmore shall also be entitled to receive severance payments upon termination of his employment under certain circumstances, as more fully set forth in the Employment Agreement.

On the Commencement Date, Mr. Wetmore shall receive a restricted stock grant of 200,000 shares of common stock (the “Restricted Stock Grant”) pursuant to the Company’s 2006 Equity Incentive Plan, which will cliff vest on the fourth anniversary of the date of grant, subject to Mr. Wetmore’s continued employment with the Company. Notwithstanding the foregoing, the Restricted Stock Grant shall immediately vest in full in the event of termination of Mr. Wetmore’s employment without Cause or if he leaves for Good Reason (as such terms are defined in the Employment Agreement). Upon a termination by the Company due to Mr. Wetmore’s disability, a pro-rata portion of the Restricted Stock Grant will vest.

The foregoing descriptions are not complete and are qualified in their entirety by reference to the Employment Agreement filed as Exhibit 10.1 hereto, which is incorporated herein by reference.

3.     On August 6, 2009, the Board of Directors of the Company promoted Patrick L. Alesia, who presently serves as the Vice President, Chief Financial Officer, Treasurer and Secretary of the Company, to the newly created position of Chief Administrative Officer, effective September 1, 2009. Mr. Alesia (age 61) has served as the Company’s Treasurer since April 1979, its Vice President since May 1990, its Secretary since February 2005 and its Chief Financial Officer from November 2007 through August 2009. In March 2005, Mr. Alesia was also appointed the Company’s Ethics Officer. In addition to his new responsibilities as Chief Administrative Officer, Mr. Alesia will continue to serve in his capacities as Vice President, Treasurer and Secretary of the Company and as the Ethics Officer of the Company.

4.     On August 6, 2009, the Board of Directors of the Company elected Brian G. Harris (age 40) as Chief Accounting Officer of the Company. From May 2005 to June 2009, Mr. Harris was Assistant Controller of Dover Corporation, a diversified industrial manufacturer. From June 2004 to May 2005, he was Corporate Controller and Principal Accounting Officer of Hearst-Argyle Television, Inc. (“HTV”), an owner operator of television stations. Prior to his employment at HTV, Mr. Harris was employed by John Wiley & Sons, Inc. for six years and by Arthur Andersen LLP for six years.

Item 6	Exhibits
Exhibit 10.1 – Employment agreement dated August 6, 2009 between the Company and Douglas J. Wetmore (attached hereto).
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

GRIFFON CORPORATION

/s/ Patrick L. Alesia
Patrick L. Alesia
Chief Financial Officer
(Principal Financial Officer)

/s/ Brian G. Harris
Brian G. Harris
Chief Accounting Officer
(Principal Accounting Officer)

Date: August 7, 2009

EXHIBIT INDEX

Exhibit 10.1 – Employment agreement dated August 6, 2009, between the Company and Douglas J. Wetmore.

Exhibit 31.1 - Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 – Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32   – Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.