Form 10-K
period 2009-09-30
GRIFFON CORP
filed 2009-11-24
CIK 50725

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended September 30, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-06620

GRIFFON CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-1893410 (I.R.S. Employer Identification No.)
712 Fifth Avenue, 18th Floor, New York, New York (Address of Principal Executive Offices)	10019 (Zip Code)
(212) 957-5000 Registrant's telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.25 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
 None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such period that the registrant was required to submit and post such files).    Yes ☐ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the close of business March 31, 2009, the registrant's most recently completed second quarter, was approximately $254,000,000. The registrant's closing price as reported by the New York Stock Exchange-Composite Transactions for March 31, 2009 was $7.50

         The number of the registrant's outstanding shares was 59,573,983 as of October 30, 2009.

DOCUMENTS INCORPORATED BY REFERENCE:

         Part III—(Items 10, 11, 12, 13 and 14). Registrant's definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Special Notes Regarding Forward-Looking Statements

        This Annual Report on Form 10-K, especially "Management's Discussion and Analysis", contains certain "forward-looking statements" within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, earnings, cash flows, revenue, changes in operations, operating improvements, industries in which Griffon Corporation (the "Company" or "Griffon") operates and the United States and global economies. Statements in this Form 10-K that are not historical are hereby identified as "forward-looking statements" and may be indicated by words or phrases such as "anticipates," "supports," "plans," "projects," "expects," "believes," "should," "would," "could," "hope," "forecast," "management is of the opinion," "may," "will," "estimates," "intends," "explores," "opportunities," the negative of these expressions, use of the future tense and similar words or phrases. Such forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, among others: current economic conditions and uncertainties in the housing, credit and capital markets; the Company's ability to achieve expected savings from cost control, integration and disposal initiatives; the ability to identify and successfully consummate and integrate value-adding acquisition opportunities; increasing competition and pricing pressures in the markets served by Griffon's operating companies; the ability of Griffon's operating companies to expand into new geographic and product markets and to anticipate and meet customer demands for new products and product enhancements and innovations; the government reduces military spending on projects supplied by Griffon's Telephonics Corporation; increases in cost of raw materials such as resin and steel; changes in customer demand; political events that could impact the worldwide economy; a downgrade in the Company's credit ratings; international economic conditions including interest rate and currency exchange fluctuations; the relative mix of products and services which impacts margins and operating efficiencies; short-term capacity constraints or prolonged excess capacity; unforeseen developments in contingencies such as litigation; unfavorable results of government agency contract audits of Griffon's subsidiary, Telephonics Corporation; protection and validity of patent and other intellectual property rights; the cyclical nature of the business of certain Griffon operating companies; and possible terrorist threats and actions, and their impact on the global economy. Readers are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

 PART I

Item 1.    Business

The Company

        Griffon Corporation (the "Company" or "Griffon"), is a diversified management and holding company that conducts business through wholly-owned subsidiaries. The Company oversees the operations of its subsidiaries, allocates resources among them and manages their capital structures. The Company provides direction and assistance to its subsidiaries in connectioin with acquisition and growth opportunities as well as in connection with divestitures. Griffon also seeks out, evaluates and, when appropriate, will acquire additional businesses that offer potentially attractive returns on capital to further diversify itself.

        Headquartered in New York, N.Y., the Company was incorporated in New York in 1959, and was reincorporated in Delaware in 1970. It changed its name to Griffon Corporation in 1995.

        Griffon currently conducts its operations through Telephonics Corporation, Clopay Building Products Company and Clopay Plastic Products Company.

  •
  Telephonics Corporation ("Telephonics") high-technology engineering and manufacturing capabilities provide integrated information, communication and sensor system solutions to military and commercial markets worldwide. Telephonics' revenue was 32% of the Company's consolidated revenue in 2009, 29% in 2008 and 34% in 2007.

  •
  Clopay Building Products Company ("Building Products") is a leading manufacturer and marketer of residential, commercial and industrial garage doors to professional installing dealers and major home center retail chains. Building Products' revenue was 33% of the Company's consolidated revenue in 2009, 34% in 2008 and 36% in 2007.

  •
  Clopay Plastic Products Company ("Plastics") is an international leader in the development and production of embossed, laminated and printed specialty plastic films used in a variety of hygienic, health-care and industrial applications. Plastics' revenue was 35% of the Company's consolidated revenue in 2009, 37% in 2008 and 30% in 2007.

(Unless otherwise indicated, all references to years or year-end refer to the Company's fiscal period ending September 30)

        In 2008, the Company substantially strengthened its balance sheet by refinancing its senior debt and raising $248.6 million in gross proceeds through a common stock rights offering, along with an investment by GS Direct, L.L.C. ("GS Direct"), an affiliate of Goldman Sachs. The Company intends to use such proceeds for general corporate purposes and to fund growth both through investment in current segments and acquisitions of other businesses outside the current portfolio.

        At September 30, 2009, the Company had $79.4 million outstanding of its 4% convertible subordinated notes due 2023 (the "Notes"). If the common stock price remains below the conversion price of $22.41 per share, as adjusted for the September 2008 rights offering, the Company anticipates that the noteholders will require the Company to repurchase their outstanding notes in July 2010. As such, these notes are included in Notes payable and current portion of long-term debt in the September 30, 2009 Consolidated Balance Sheet. The Company believes its available cash and liquidity available under credit agreements will be adequate to effect the repurchase of the Notes in July 2010.

        As a result of the downturn in the residential housing market, in 2008, the Company exited substantially all of the operating activities of its Installation Services segment; this segment sold, installed and serviced garage doors, garage door openers, fireplaces, floor coverings, cabinetry and a range of related building products primarily for the new residential housing market. Operating results of substantially all of the Installation Services segment have been reported as discontinued operations in the consolidated statements of operations for all periods presented herein, and the Installation

Services segment is excluded from segment reporting (see the Discontinued Operations footnote in the Notes to Consolidated Financial Statements).

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

        For information regarding revenue, profit and total assets of each segment, see the Business Segments footnote in the Notes to Consolidated Financial Statements.

Reportable Segments:

Telephonics

        Telephonics specializes in advanced electronic information and communication systems for defense, aerospace, civil, industrial, and commercial applications for the United States and international markets. Telephonics designs, manufactures, sells, and provides logistical support for aircraft communication systems, radar, air traffic management, information and command and control systems, identification friend or foe ("IFF") equipment, Integrated Homeland Security Systems and custom, mixed-signal, application specific integrated circuits. Telephonics is a leading supplier of airborne maritime surveillance radar and aircraft intercommunication management systems, the segment's two largest product lines. In addition to its traditional defense products used predominantly by the United States Government and its agencies, Telephonics has adapted its core technologies to products used in international markets in an effort to further increase it presence in both non-defense government and commercial markets. In 2009, approximately 71% of the segment's sales were to the United States ("U.S.") Government and agencies thereof, as either a prime or subcontractor, 21% to international customers and 8% to U.S. commercial customers.

        Telephonics employs approximately 1,300 employees.

        The Company believes that Telephonics' advanced systems and sub-systems are well positioned to address the needs of an electronic battlefield with emphasis on the retrieval and dissemination of timely data for use by highly mobile ground, air and naval forces. Telephonics anticipates that the need for such systems will increase in connection with the increasingly active role that the military is playing in the war on terrorism, both at home and abroad. In recent years, Telephonics has increasingly focused its technologies and core competencies in the Homeland Security and Air Traffic Management markets.

Programs and Products

        Telephonics is generally a first-tier supplier to prime contractors in the defense industry such as Lockheed Martin, Boeing, Northrop Grumman, General Dynamics, BAE Systems, MacDonald Dettwiler, Sikorsky Aircraft, the U.S. Department of Defense and the U.S. Department of Homeland Security. The significant contraction and consolidation in the U.S. and international defense industry provides opportunities for established, first-tier suppliers to capitalize on existing relationships with major prime contractors and play a larger role in defense systems development and procurement, for the foreseeable future.

        Telephonics, under a primary contract with Syracuse Research Corporation ("SRC"), had been manufacturing counter-IED devices to support the Warlock Duke program. The program entailed the achievement of high production rates, on an accelerated timetable, of equipment designed to defeat roadside bomb threats to U.S. armed forces. The SRC program resulted in revenue of $18 million in 2008 and $191 million in 2007 with no revenue in 2009. As a result of its performance on the SRC contract, in 2009, Telephonics received a subcontract award from Sierra Nevada Corporation for both production and support of counter-IED devices which resulted in $11 million of revenue in 2009.

        Telephonics has directed resources towards Homeland Security Systems and was selected by Boeing Company in 2007 to participate in the Secure Border Initiative net (SBInet) program. Additionally, Telephonics has been fulfilling a contract from the U.S. Customs and Border Protection for mobile surveillance systems as part of the Homeland Security department's initiative to protect the U.S. borders. These two programs represent strategic advances for the Company by allowing it to expand its core technical expertise into the Homeland Security market. Significant future growth is expected in this Market.

Backlog

        The funded backlog for Telephonics was approximately $393 million at September 30, 2009, compared to $335 million at September 30, 2008. The increase in backlog is primarily attributable to additional funding received for the MH-60R program, a unique, fully integrated multi-mode radar and identification friend or foe interrogator system. Approximately 75% of the current backlog is expected to be filled during 2010.

Sales and Marketing

        Telephonics has technical business development personnel who act as the focal point for its marketing activities and sales representatives who introduce its products and systems to customers worldwide.

        The U.S. Government through its agencies, Lockheed Martin Corporation and the Boeing Company are significant customers of Telephonics. The loss of these customers would have a material adverse effect on the business; notwithstanding the significance of Lockheed Martin Corporation and Boeing Company, Telephonics sells to a diverse group of other defense industry contractors, and others who use Telephonics products for commercial use.

        Telephonics participates in a range of long-term defense and non-military government programs, both in the U.S. and internationally. Telephonics has developed a base of installed products that generate significant recurring revenue from retrofitting, spare parts and customer support. Due to the inherent complexity of defense electronics, Telephonics believes that its incumbent status on major platforms provides a competitive advantage in the selection process for upgrades and enhancements. Furthermore, Telephonics believes that its ability to leverage and apply its advanced technology into new platforms provides a competitive advantage when bidding for new business.

        In recent years, the segment has significantly expanded its customer base in international markets. Telephonics' international projects include a contract with MacDonald Dettwiler as part of Canada's CP-140 Aurora Aircraft Modernization program with General Dynamics for the Canadian Maritime Helicopter Program, and a number of contracts with the Civil Aviation Authority of China for air traffic management systems for Mainland China.

Manufacturing Facilities

        Telephonics' facilities are principally located in the United States, primarily in New York, with one facility in Sweden.

Research and Development

        In an effort to ensure customer satisfaction and loyalty, Telephonics seeks to anticipate the needs of core markets by investing in research and development to provide solutions well in advance of its competitors. As a result, Telephonics continually updates its core technologies through internally funded research and development while coordinating with its customers at the earliest stages of new program development. The selection of these R&D projects is based on available opportunities in the marketplace, as well as input from Telephonics' customers. Telephonics is a technological leader in its core markets and intends to pursue new growth opportunities by leveraging its systems design and engineering capabilities and incumbent position on key platforms.

        In addition to products for defense programs, Telephonics has also applied its technology to commercial applications such as airborne weather, search and rescue radar, and air traffic management systems. Telephonics' reputation for innovative product design and engineering capabilities, especially in the areas of voice and data communications, radio frequency design, digital signal processing, networking systems, inverse synthetic aperture radar and analog, digital and mixed-signal integrated circuits, will continue to enhance its ability to secure, retain and expand its participation in defense programs and commercial opportunities.

        Telephonics often designs its products to exceed customers' minimum specifications, providing its customers with greater performance and flexibility. Telephonics believes that early participation and communication with its customers in the requirements definition stages of new program development, increases the likelihood that its products will be selected and integrated as part of a total system solution.

Competition

        As one of the top companies in the industry, Telephonics competes with major manufacturers of electronic information and communication systems, as well as several smaller manufacturers of similar products. Telephonics endeavors to design products with greater performance and flexibility than its competitors while competing on the basis of technology, design, quality and price.

Building Products

        Building Products is the largest manufacturer and marketer of residential garage doors and among the largest manufacturers of commercial sectional doors in the United States. Products are sold under Clopay®, Ideal Door® and Holmes® brand names through an extensive distribution network throughout the United States and in Canada. The majority of Building Products' sales are from its garage doors sold for home remodeling, with the balance from new residential housing and commercial building markets. Sales into the home remodeling market are being driven by the continued aging of the housing stock and the trend of improving home appearance, as well as improved energy efficiency, leading to increased demand for insulated doors.

        Building Products employs approximately 1,400 employees.

        According to industry sources, the residential and commercial sectional garage door market for 2008 was estimated to be $1.5 billion, declining approximately $300 million from the prior year.

        The garage door industry has been negatively impacted by the recessionary affect on the residential housing market. Key statistics regarding housing sales, construction permits and starts in 2009 and 2008 were substantially lower than the prior decade; however, the housing market appears to be stabilizing. According to the National Association of Home Builders, current data compared to the prior year shows new home starts down 28% with new home sales down 8% and the inventory of new homes stands at a 7.5 month supply. Current year existing home sales are up 9% over the prior year and the inventory of existing homes now stands at a 7.8-month supply.

Products and Service

        Building Products manufactures a broad line of residential sectional garage doors with a variety of options at varying prices. Building Products offers garage doors made primarily from several materials, including steel, plastic composite and wood, and also sells related products, such as garage door openers manufactured by third parties.

        Building Products also markets commercial sectional doors; which are similar to residential garage doors, but are designed to meet the more demanding performance specifications of a commercial application.

Sales and Marketing

        Building Products distributes its products through a wide range of distribution channels, including installing dealers, retailers and wholesalers. Building Products owns and operates a national network of 49 distribution centers. Additionally, products are sold to approximately 2,000 independent professional installing dealers and to major home center retail chains, including The Home Depot, Inc. ("Home Depot") and Menards, Inc. ("Menards"). Building Products maintains strong relationships with its installing dealers and believes it is the largest supplier of residential garage doors to the retail and professional installing channels.

        Over the past decade, a significant number of garage doors have been sold through home center retail chains such as Home Depot and Menards. These home centers sell garage doors to the do-it-yourself consumer, the small residential and commercial contractor, as well as installed residential doors and operators for the do-it-for-me consumer segment. Distribution through the retail channel requires different capabilities and skills than those traditionally utilized by garage door manufacturers. Factors such as immediately available inventory, national distribution, national installation services, point-of-sale merchandising and special packaging are all important to the retailer.

        Building Products is the principal supplier of residential garage doors throughout North America to Home Depot and Menards. The loss of either of these customers would have a material adverse effect on the Company's business. Building Products distributes its garage doors directly to customers from its manufacturing facilities and through its distribution centers located throughout the United States and Canada. These distribution centers allow Building Products to maintain an inventory of garage doors near installing dealers and provide quick-ship service to retail and professional dealer customers.

Manufacturing and Raw Materials

        As part of its cost structure review, in June 2009, the Company announced plans to consolidate facilities in its Building Products segment. These actions are scheduled to be completed in early calendar 2011, consistent with the plan. The consolidation is expected to produce annual cost savings of approximately $10 million. The Company estimates that it will incur pre-tax exit and restructuring costs of approximately $12 million, substantially all of which will be cash charges. These charges include $2 million for one-time termination benefits and other personnel costs, $1 million for excess facilities and related costs, and $9 million in other exit costs primarily in connection with production realignment. In addition, the Company expects to invest approximately $11 million in capital expenditures in order to effectuate the restructuring plan. These charges and expenditures will occur primarily in 2010 and 2011; Building Products spent $1.2 million and $2.0 million in 2009 in connection with the restructuring plan and related capital expenditures, respectively.

        The facility consolidation is part of Building Products' continuing efforts to improve and streamline its manufacturing processes. Building Products' engineering and technological expertise, combined with its capital investment programs, generally has enabled it to efficiently manufacture products in large volume and meet changing customer needs in a timely manner. Building Products uses proprietary manufacturing processes to produce the majority of its products. Certain machinery and equipment are internally modified to achieve manufacturing objectives. These manufacturing facilities produce a broad line of high quality garage doors for distribution to professional installer, retail and wholesale channels.

        The principal raw material used in Building Products' manufacturing is galvanized steel. Building Products also utilizes certain hardware components, as well as wood and insulated foam. All of these raw materials are generally available from a number of sources.

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

        Building Products' brand names are widely recognized in the building products industry. Building Products believes that it has earned a reputation among installing dealers, retailers and wholesalers for producing a broad range of innovative, high-quality doors. Building Products' market position and brand recognition are key marketing tools for expanding its customer base, leveraging its distribution network and increasing its market share.

Plastics

        Plastics develops and produces specialty plastic films and laminates for a variety of hygienic, health care and industrial uses in the United States and certain international markets. Products include thin gauge embossed and printed films, elastomeric films and laminates of film and non-woven fabrics. These products are used primarily as moisture barriers in disposable infant diapers, adult incontinence products and feminine hygiene products, as protective barriers in single-use surgical and industrial gowns, drapes and equipment covers, as packaging for hygienic products, house wrap and other products. Plastics' products are sold through a direct sales force primarily to multinational consumer and medical products companies.

        Plastics employs approximately 1,200 employees.

        Plastics has a long and successful relationship with its major customer, Procter & Gamble, Co. ("P&G"). Plastics supplies P&G with a variety of products used primarily for infant diapers, both in the U.S. and internationally.

        The markets in which Plastics participates have been affected by several key trends over the past five years. These trends include the increased use of disposable products in developing countries and favorable demographics, including increasing immigration in major global economies. Other trends representing significant opportunities for manufacturers include the continued demand for new advanced products such as cloth-like, breathable, laminated and printed products, and large consumer products companies' need for global supply partners. Notwithstanding the positive trends affecting the industry, design changes by the customer can change the products manufactured by Plastics and the associated demand.

        Plastics believes that its business development activities targeting major multinational and regional producers of hygiene, healthcare and related products and its investments in its technology development capability and capacity increases will lead to additional sales of new and related products, minimizing the impact of this reduction.

Products

        Plastics' specialty plastic film is a thin-gauge film (typically 0.0005" to 0.003") engineered to provide certain performance characteristics and manufactured from polymer resins. A laminate is the combination of a plastic film and a woven or non-woven fabric. These products are produced using both cast and blown extrusion and laminating processes. High speed, multi-color custom printing of films and customized embossing patterns further differentiate the products. Plastics' specialty plastic film products typically provide a unique combination of performance characteristics, such as breathability, barrier properties, elastic properties, processability and aesthetic appeal, that meet specific, proprietary customer needs.

Sales and Marketing

        Plastics sells its products primarily in North America, Europe, and South and Central America with additional sales in Asia Pacific. Plastics utilizes an internal direct sales force, organized by customer accounts, with Plastics' senior management actively participating in developing and maintaining close contacts with customers.

        Plastics' largest customer is P&G, which has accounted for more than 50% of its revenue over the last five years. The loss of this customer would have a material adverse effect on the business; notwithstanding the significance of P&G, Plastics sells to a diverse group of other leading consumer, health care and industrial companies.

        Plastics seeks to expand its market presence by capitalizing on technological and manufacturing expertise and on its relationships with major international consumer products companies. Specifically, Plastics believes that it can continue to increase its North American sales and expand internationally through ongoing product development and enhancement, and by marketing its technologically-advanced films, laminates and printed films for use in all of its markets; operations in Germany and Brazil provide a strong platform for additional sales growth in international markets, particularly in Europe and the Middle East.

Research and Development

        Plastics is an industry leader in the research, design and development of specialty plastic film and laminate products. Plastics operates a technical center where polymer chemists, scientists and engineers work independently and in strategic partnerships with customers to develop new technologies, products, processes and product applications.

        Plastics' research and development efforts have resulted in many inventions covering embossing patterns, improved processing methods, product formulations, product applications and other proprietary technology. Products developed include microporous breathable films and cost-effective printed films and laminates. Microporous breathability provides for moisture vapor transmission and airflow while maintaining barrier properties resulting in improved comfort and skin care. Elastic laminates provide the user with improved comfort and fit. Printed films and laminates provide consumers preferred aesthetics, such as softness and visual appeal. Plastics holds a number of patents for its current specialty film and laminate products and related manufacturing processes; while patents play a significant role, Plastics believes that its proprietary know-how and the knowledge, ability and experience of its employees are more significant to it long-term success.

International Operations

        Plastics has two operations in Germany from which it sells plastic films throughout Europe. Additionally, Plastics has operations in Sao Paulo, Brazil which manufacturers plastic hygienic and specialty films. Plastics' international operations provide a platform to broaden participation in Europe, the Middle East and South America and strengthen Plastics' position as a global supplier.

Manufacturing and Raw Materials

        Specialty plastic film and laminate products are manufactured using high-speed equipment designed to meet stringent tolerances. The manufacturing process consists of melting a mixture of polymer resins (primarily polyethylene) and additives, and forcing this mixture through a computer-controlled die and rollers to produce embossed films. In addition, the lamination process involves extruding the melted plastic films directly onto a non-woven fabric and bonding these materials to form a laminate. Plastics also manufactures multi-color printed films and laminates.

        Plastic resins, such as polyethylene and polypropylene, and non-woven fabrics are the basic raw materials used in the manufacture of substantially all Plastics' products, the price of which has fluctuated dramatically over the past five years. Resins are purchased in pellet form from several suppliers, under supply agreements that do not specify fixed pricing terms. Sources for raw materials are believed to be adequate for current and anticipated needs.

Competition

        Plastics has a number of competitors, some of which are larger, in the specialty plastic films and laminates market. Plastics competes on quality, service and price using its technical expertise, product development capabilities and broad international footprint to enhance its market position, build and maintain long-term customer relationships and meet changing customer needs.

Employees

        Griffon and its subsidiaries employ approximately 3,900 people located throughout the United States, Canada, Europe and Brazil. Approximately 140 of these employees are covered by a collective bargaining agreement, primarily with an affiliate of the AFL-CIO. The Company believes its relationships with its employees are satisfactory.

Executive Officers of the Registrant

Name	Age	Positions Held and Prior Business Experience
Ronald J. Kramer	51	Chief Executive Officer since April 2008, and director since 1993 and Vice Chairman of the Board since November 2003. From 2002 through March 2008, President and a director of Wynn Resorts, Ltd., a developer, owner and operator of hotel and casino resorts. From 1999 to 2001, Managing Director at Dresdner Kleinwort Wasserstein, an investment banking firm, and its predecessor Wasserstein Perella & Co. Member of the Board of Directors of Leap Wireless International, Inc., a wireless communications company; Sapphire Industrials Corp., a blank check company; and Monster Worldwide, Inc., a global provider of career solutions. Mr. Kramer is the son-in-law of Harvey R. Blau, Griffon's Chairman of the Board.
Douglas J. Wetmore	52
		Executive Vice President and Chief Financial Officer since September 2009. From April 1998 to July 2008, Senior Vice President and Chief Financial Officer of International Flavors & Fragrances Inc. ("IFF"), a creator of flavors and fragrances used in a variety of consumer products. From October 2007 to July 2008, Treasurer of IFF. From 1991 to 1998, Corporate Controller of IFF. Prior to IFF, Price Waterhouse for 12 years. Member of the Board of Directors and the Chair of the Audit Committee of Arch Chemicals, Inc., a global biocides company.
Patrick L. Alesia	61
		Chief Administrative Officer, since September 2009, Vice President since 1990, Treasurer since 1979, Secretary and Ethics Officer since 2005. Served as Chief Financial Officer from November 2007 to September 2009.

Regulation

        The Company's operations are subject to various environmental, health, and employee safety laws. The Company continues to invest to ensure compliance with applicable environmental, health and worker safety laws and government regulations, and believes that it generally complies. Historically, compliance with environmental laws has not materially affected, and is not expected in the future to materially affect, the Company's capital expenditures, earnings or competitive position. Nevertheless, the Company cannot guarantee that, in the future, it will not incur additional costs for compliance or that such costs will not be material.

        Telephonics, which sells directly and indirectly to the U.S. government, is subject to certain regulations, laws and standards set by the U.S. government. Additionally, Telephonics is subject to routine audits and investigations by U.S. Government Agencies such as the Defense Contract Audit Agency and other Inspectors General. These agencies review a contractor's performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. These agencies also review the adequacy of, and a contractor's compliance with, its internal control systems and policies, including the contractor's management, purchasing, property, estimating, compensation, and accounting and information systems.

Seasonality

        Historically, the Company's revenue and earnings are lowest in its second quarter and highest in its fourth quarter.

Financial Information About Geographic Areas

        For geographic financial information, see the Business Segment footnote in the Notes to Consolidated Financial Statements.

        Griffon's non-U.S. businesses are primarily in Germany, Canada, Brazil and Sweden.

Research and Development

        Griffon's companies are encouraged to improve existing products as well as develop new products to satisfy customer needs; expand revenue opportunities; maintain or extend competitive advantages; increase market share and reduce production costs. Research and development costs, not recoverable under contractual arrangements, are charged to expense as incurred. Research and development costs for Griffon were $17.8 million in 2009, $17.5 million in 2008 and $16.4 million in 2007.

Item 1A.    Risk Factors

        Griffon's business, financial condition, operating results and cash flows can be impacted by a number of factors which could cause the Company's actual results to vary materially from recent or anticipated future results. The risk factors discussed in this section should be carefully considered with all of the information in this Annual Report on Form 10-K. These risk factors should not be considered the only risk factors facing the Company. Additional risks and uncertainties not presently known or that are currently deemed immaterial may also materially impact Griffon's business, financial condition, operating results and cash flows.

        In general, Griffon is subject to the same general risks and uncertainties that impact other diverse manufacturing companies including, but not limited to, general economic, industry and/or market conditions and growth rates; impact of natural disasters and their effect on global markets; continued events in the Middle East and possible future terrorist threats and their effect on the worldwide economy; and changes in laws or accounting rules. The Company has identified the following specific risks and uncertainties that it considers to have the potential to materially effect its business and financial condition.

Current worldwide economic uncertainty and market volatility could adversely affect Griffon's businesses.

        The current worldwide economic uncertainty, market volatility and credit crisis will continue to have an adverse effect on Griffon during 2010, particularly in Building Products, which is substantially linked to the U.S. housing market. Additionally, the current condition of the credit markets could impact the Company's ability to refinance expiring debt, obtain additional credit for investments in current businesses or for acquisitions, with favorable terms, or there may be no financing available. The Company is also exposed to basic economic risks including a decrease in the demand for the products and services offered or a higher risk of default on its receivables.

Adverse trends in the housing sector and in general economic conditions will directly impact Griffon's business.

        Building Products' business is influenced by market conditions for new home construction and renovation of existing homes. For the year ended September 30, 2009, approximately 33% of Griffon's consolidated revenue was derived from the Building Products segment which is heavily dependent on new home construction and renovation of existing homes. The strength of the U.S. economy, the age of existing home stock, job growth, interest rates, consumer confidence and the availability of consumer credit, as well as demographic factors such as the migration into the United States and migration of the population within the United States also have an effect on Building Products. In that respect, the significant downturn in the housing market has had an adverse effect on the operating results of Building Products and this effect is likely to continue in 2010.

Griffon operates in highly competitive industries and may be unable to compete effectively.

        Griffon's operating companies face intense competition in each of the markets served. There are a number of competitors, some of which are larger and have greater resources than Griffon's operating companies. Griffon competes primarily on the basis of competitive prices, technical expertise, product differentiation, and quality of products and services. There can be no assurance that Griffon will not encounter increased competition in the future, which could have a material adverse effect on the Company's financial results.

The loss of large customers can harm financial results.

        A small number of customers account for, and are expected to continue to account for, a substantial portion of consolidated revenue. Approximately 19% of consolidated revenue and 54% of the Plastics segment revenue for the year ended September 30, 2009 was generated from P&G, the largest customer in the Plastics segment. Home Depot and Menards are significant customers of Building Products, and the U.S. Government and its agencies, Lockheed Martin Corporation and the Boeing Company are significant customers of Telephonics. Future operating results will continue to substantially depend on the success of Griffon's largest customers, as well as Griffon's relationship with them. Orders from these customers are subject to fluctuation and may be reduced materially due to changes in these customers' needs. Any reduction or delay in sales of products to one or more of these customers could significantly reduce Griffon's revenue. The Company's operating results will also depend on successfully developing relationships with additional key customers. Griffon cannot assure that the Company's largest customers will be retained or that additional key customers will be recruited.

Increases in raw material costs could adversely impact Griffon's financial condition and operating results.

        The Company purchases raw materials from various suppliers. While most key raw materials are generally available from numerous sources, raw materials are subject to fluctuations in price. Because raw materials in the aggregate constitute a significant component of the cost of goods sold, price fluctuations could have a material adverse effect on Griffon's results of operations. In recent years, there have been price increases in steel and plastic resins, which are the basic raw materials used in the manufacture of Building Products and Plastics' products, respectively. The Company's ability to pass raw material price increases to customers is limited due to supply arrangements and competitive pricing pressure, and there is generally a time lag between increased costs and implementation of related price increases. In particular, sharp increases in raw material prices are more difficult to pass through to customers and may negatively affect short-term financial performance.

Trends in the baby diaper market will directly impact Griffon's business.

        Recent trends have been for baby diaper manufacturers to specify thinner plastic films for use in their products which reduces the amount of product sold and Plastics' revenue; this trend has generally resulted in Plastics incurring costs to redesign and reengineer products to accommodate the specification change. Such decreases, or the inability to meet changing customer specifications, could result in a decline in revenue and profit.

Telephonics' business depends heavily upon government contracts.

        Telephonics sells products to the U.S. government and its agencies both directly, and indirectly, as a first-tier supplier to prime contractors in the defense industry, such as Boeing, Lockheed Martin and Northrop Grumman. In the year ended September 30, 2009, U.S. government contracts and subcontracts accounted for approximately 23% of Griffon's consolidated revenue. Contracts involving the U.S. government may include various risks, including:

  •
  termination by the government;

  •
  reduction or modification in the event of changes in the government's requirements or budgetary constraints;

  •
  increased, or unexpected costs, causing losses or reduced profits under contracts where Telephonics' prices are fixed, or costs are not allowable under the government contract;

  •
  the failure or inability of the prime contractor to perform its contract in circumstances where Telephonics is a subcontractor;

  •
  failure to observe and comply with government business practice and procurement regulations such that Telephonics could be suspended or barred from bidding on or receiving awards of new government contracts;

  •
  the failure of the government to exercise options for additional work provided for in contracts; and

  •
  the government's right, in certain circumstances, to freely use technology developed under these contracts.

        The programs in which Telephonics participates may extend for several years, but are normally funded on an incremental basis. The U.S. government may not continue to fund programs to which development projects apply. Even if funding is continued, Telephonics may fail to compete successfully to obtain funding pursuant to such programs.

Telephonics' business could be adversely affected by a negative audit by the U.S. Government

        As a government contractor, and a subcontractor to government contractors, Telephonics is subject to audits and investigations by U.S. Government Agencies such as the Defense Contract Audit Agency, other Inspectors General and the Department of Justice. These agencies review a contractor's performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. These agencies also review the adequacy of, and a contractor's compliance with, its internal control systems and policies, including the contractor's management, purchasing, property, estimating, compensation, and accounting and information systems. Any costs found to be misclassified or improperly allocated to a specific contract will not be reimbursed or must be refunded if already billed and collected. The Company could incur significant expenses in complying with audits and subpoenas issued by the government in aid of inquiries and investigations. If an audit or an investigation uncovers improper or illegal activities, Telephonics may be subject to civil and criminal penalties and/or administrative sanctions, which could include contract termination, forfeiture of profit, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government. In addition, if allegations of impropriety are made, Telephonics and Griffon could suffer serious reputational harm.

Griffon's companies must continually improve existing products, design and sell new products and invest in research and development in order to compete effectively.

        The markets for Plastics and Telephonics are characterized by rapid technological change, evolving industry standards and continuous improvements in products. Due to constant changes in these markets, future success depends on their ability to develop new technologies, products, processes and product applications.

        Product and technological developments are accomplished both through internally-funded research and development projects, as well as through strategic partnerships with customers. Because it is not generally possible to predict the amount of time required and costs involved in achieving certain research and development objectives, actual development costs may exceed budgeted amounts and estimated product development schedules may be extended. Griffon's financial condition and results of operations may be materially and adversely affected if:

  •
  product improvements are not completed on a timely basis;

  •
  new products are not introduced on a timely basis or do not achieve sufficient market penetration;

  •
  there are budget overruns or delays in research and development efforts; or

  •
  new products experience reliability or quality problems.

Griffon may be unable to implement its acquisition growth strategy, which may result in added expenses without a commensurate increase in revenue and income and divert management's attention.

        Making strategic acquisitions is a significant part of Griffon's growth plans; such growth will depend on identifying and acquiring, on acceptable terms, companies that either complement or enhance currently held businesses or expand Griffon into new profitable businesses. Additionally, Griffon must properly integrate acquired businesses in order to maximize profitability. The competition for acquisition candidates is intense and Griffon cannot assure that it will successfully identify acquisition candidates and complete acquisitions at reasonable purchase prices, in a timely manner or at all. Further, there is a risk that acquisitions will not be properly integrated into Griffon's existing structure. In implementing an acquisition growth strategy, the following may be encountered:

  •
  costs associated with incomplete or poorly implemented acquisitions;

  •
  expenses, delays and difficulties of integrating acquired companies into Griffon's existing organization;

  •
  dilution of the interest of existing stockholders; or

  •
  diversion of management's attention.

        An unsuccessful implementation of Griffon's acquisition growth strategy could have an adverse impact on the results of operations, cash flows and financial condition.

There may be unforeseen expenses in connection with the exit from substantially all operating activities of the Installation Services segment.

        As a result of the downturn in the residential housing market and the impact on the Installation Services segment, the Board of Directors of Griffon approved a plan to exit substantially all operating activities of the Installation Services segment in May 2008. The Company has substantially completed its disposal activities in the first half of 2009 and does not expect to incur significant expenses in the future. However, there are remaining obligations, primarily related to the guarantee of assigned leases that could affect future results of operations and net cash outflows.

The loss of certain key officers or employees could adversely affect Griffon's business.

        The success of Griffon is materially dependent upon the continued services of certain key officers and employees. The loss of such key personnel could have a material adverse effect on Griffon's operating results or financial condition.

Griffon's businesses are subject to seasonal variations.

        Griffon's revenue and income are typically lowest in the second quarter ending March 31 and highest in the fourth quarter ending September 30 primarily due to the seasonality of Building Products' business. Building Products' revenue is driven by residential renovation and construction which is generally at reduced levels during the winter months. Because a high percentage of manufacturing overhead and operating expenses are relatively fixed throughout the year, operating margins have historically been lower in quarters with lower revenue.

The Company is exposed to a variety of risks relating to non-U.S. sales and operations, including non-U.S. economic and political conditions and fluctuations in exchange rates.

        Griffon and its companies own properties and conduct operations in Europe, Canada and South America. Sales of products through non-U.S. subsidiaries accounted for approximately 31% of consolidated revenue for the year ended September 30, 2009. These sales could be adversely affected by changes in political and economic conditions, trade protection measures, differing intellectual property rights laws and changes in regulatory requirements that restrict the sales of products or increase costs. Currency fluctuations between the U.S. dollar and the currencies in the non-U.S. regions in which the Company does business may also have an impact on future reported financial results.

The Company may not be able to protect its proprietary rights.

        The Company relies on a combination of patent, copyright and trademark laws, trade secrets, confidentiality and non-disclosure agreements and other contractual provisions to protect proprietary rights. Such measures do not provide absolute protection and Griffon cannot give assurance that measures for protecting these proprietary rights are and will be adequate, or that competitors will not independently develop similar technologies.

The Company may inadvertently infringe on, or may be accused of infringing on, proprietary rights held by another party.

        The Company is regularly improving its technology and employing existing technologies in new ways. Though the Company takes reasonable precautions to ensure it does not infringe on the rights of others, it is possible that the Company may inadvertently infringe on, or may be accused of infringing on, proprietary rights held by others. If the Company is found to have infringed on the propriety rights held by others, any related settlement for such infringement may have a material effect on the Company's financial statements and financial condition.

The Company is exposed to product liability claims.

        The Company may be the subject of product liability claims relating to the performance of its products or the performance of a product in which its products were a component part. There can be no assurance that future product liability claims will not be brought against the Company, either by an injured customer of an end product manufacturer who used one of the products as a component or by a direct purchaser. Moreover, no assurance can be given that indemnification from customers or coverage under insurance policies will be adequate to cover future product liability claims against the Company. In addition, product liability insurance can be expensive, difficult to maintain and may be unobtainable in the future on acceptable terms. The amount and scope of any insurance coverage may be inadequate if a product liability claim is successfully asserted. Furthermore, if any significant claims are made, the business and the related financial condition of the Company may be adversely affected by negative publicity.

The Company has been, and may in the future be, subject to claims and liabilities under environmental laws and regulations.

        The Company's operations and assets are subject to environmental laws and regulations pertaining to the discharge of materials into the environment, the handling and disposal of wastes, including solid and hazardous wastes, or otherwise relating to health, safety and protection of the environment in various jurisdictions in which it operates. The Company does not expect to make any expenditure with respect to ongoing compliance with or remediation under these environmental laws and regulations that would have a material adverse effect on its business, operating results or financial condition. However, the applicable requirements under the law may change at any time.

        The Company can incur environmental costs related to sites that are no longer owned or operated, as well as third-party sites to which hazardous materials are sent. It cannot be assured that material expenditures or liabilities will not be incurred in connection with such claims. See the Commitment and Contingencies footnote in the Notes to Consolidated Financial Statements for further information on environmental contingencies. Based on facts presently known, the outcome of current environmental matters are not expected to have a material adverse effect on the Company's results of operations and financial condition. However, presently unknown environmental conditions, changes in environmental laws and regulations or other unanticipated events may give rise to claims that may involve material expenditures or liabilities.

Changes in income tax laws and regulations or exposure to additional income tax liabilities could adversely affect profitability.

        The Company is subject to federal, state and local income taxes in the United States and in various taxing jurisdictions outside the United States. Tax provisions and liabilities are subject to the allocation of income among various U.S. and international tax jurisdictions. The Company's effective tax rate could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in any valuation allowance for deferred tax assets or the amendment or enactment of tax laws. The amount of income taxes paid is subject to audits by U.S. Federal, state and local tax authorities, as well as tax authorities in the taxing jurisdictions outside the United States. If such audits result in assessments different from recorded income tax liabilities, the Company's future financial results may include unfavorable adjustments to its income tax provision.

Compliance with restrictions and covenants in the Company's debt agreements may limit its ability to take corporate actions and harm its business.

        The credit agreements entered into by certain of Griffon's subsidiaries contain covenants that restrict their ability to incur additional debt and to pay dividends. Under the respective credit agreements, these subsidiaries are also required to comply with specific financial ratios and tests. These subsidiaries may not be able to comply in the future with these covenants or restrictions as a result of events beyond their control, such as prevailing economic, financial and industry conditions or a change in control of the Company. If a subsidiary defaults in maintaining compliance with the covenants and restrictions in its credit agreement, its lenders could declare all of the principal and interest amounts outstanding due and payable and terminate their commitments to extend credit to the subsidiary in the future. If the subsidiary or the Company is unable to secure credit in the future, business could be harmed.

The Company's inability to repurchase outstanding convertible notes as required under the indenture may cause an event of default under other agreements.

        On July 18, 2010, 2013, 2018, as well as upon a change in control, as defined in the indenture, noteholders will have the right to require repurchase of their notes. If the Company's common stock price is below the debenture's conversion price ($22.41 per share) on the earliest of these dates, it is anticipated that noteholders will require the repurchase of their notes. If sufficient funds are not available to pay the repurchase price for all of the notes tendered, an event of default under the indenture governing the notes would occur as a result of such failure, which could have a material adverse effect on the Company. At September 30, 2009, $79.4 million of convertible notes were outstanding.

Reported earnings per share may be more volatile because of the conversion contingency provision of the notes.

        The outstanding convertible notes are convertible when a "market price" condition is satisfied and also upon the occurrence of other circumstances as more fully described in the Notes Payable, Capitalized Leases and Long-Term Debt footnote in the Notes to Consolidated Financial Statements. Upon conversion, noteholders will receive $1,000 in cash for each $1,000 principal amount of notes presented for conversion. The excess of the value of Griffon's common stock that would have been issuable upon conversion over the cash delivered will be settled in shares of common stock. These shares are considered in the calculation of diluted earnings per share and volatility in Griffon's stock price could cause these notes to be dilutive in one quarter and not in a subsequent quarter, increasing the volatility of fully diluted earnings per share.

Griffon may be unable to raise additional financing if needed

        Griffon may need to raise additional financing in the future in order to implement its business plan, refinance debt, or to acquire new businesses or products. Any required additional financing may be unavailable at favorable terms, or at all, due to uncertainties in the credit market. If Griffon raises additional funds by issuing equity securities, current holders of its common stock may experience significant ownership interest dilution and these securities may have rights senior to the rights associated with current outstanding common stock.

The Company's indebtedness and interest expense could limit cash flow and adversely affect operations and the Company's ability to make full payment on outstanding debt.

        The Company's indebtedness poses potential risks such as:

  •
  a substantial portion of cash flows from operations could be used to pay principal and interest on debt, thereby reducing the funds available for working capital, capital expenditures, acquisitions, product development and other general corporate purposes;

  •
  insufficient cash flows from operations may force the Company to sell assets, or seek additional capital, which the Company may not be able to accomplish on favorable terms, if at all; and

  •
  the level of indebtedness may make the Company more vulnerable to economic or industry downturns.

The Company has the ability to issue additional equity securities, which would lead to dilution of issued and outstanding common stock.

        The issuance of additional equity securities or securities convertible into equity securities would result in dilution to existing stockholders' equity interests. The Company is authorized to issue, without stockholder vote or approval, 3,000,000 shares of preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of Griffon's common stock. There is no present intention of issuing any such preferred stock, but the Company reserves the right to do so in the future. In addition, the Company is authorized to issue, without stockholder approval, up to 85,000,000 shares of common stock, of which approximately 59,573,983 shares, net of treasury shares, were outstanding as of September 30, 2009. Additionally, the Company is authorized to issue, without stockholder approval, securities convertible into either shares of common stock or preferred stock.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        The Company occupies approximately 4,800,000 square feet of general office, factory and warehouse space throughout the United States, Germany, Sweden and Brazil. For a description of the encumbrances on certain of these properties, see the Notes Payable, Capitalized Leases and Long-Term Debt footnote in the Notes to Consolidated Financial Statements. The following table sets forth certain information related to the Company's major facilities:

Location	Business Segment	Primary Use	Approx. Square Footage	Owned/ Leased	Lease End Year
New York, NY	Corporate	Headquarters	6,600	Leased	2016
Jericho, NY	Corporate	Office	6,900	Leased	2014
Farmingdale, NY	Telephonics	Manufacturing/R&D	193,000	Owned
Huntington, NY	Telephonics	Manufacturing	94,000	Owned
Huntington, NY	Telephonics	Manufacturing	55,000	Leased	2015
Huntington, NY	Telephonics	Manufacturing	98,000	Leased	2016
Melville, NY	Telephonics	Manufacturing	23,000	Leased	2014
Columbia, MD	Telephonics	Manufacturing	25,000	Leased	2013
Gardena, CA	Telephonics	Repairs	10,000	Leased	2014
Stockholm, Sweden	Telephonics	Manufacturing/Engineering	22,000	Leased	2012
Elizabeth City, NC	Telephonics	Repair and Service	22,000	Leased	2049
Mason, OH	Clopay Building Products/Clopay Plastic Products	Office/R&D	131,000	Owned
Aschersleben, Germany	Clopay Plastic Products	Manufacturing	289,000	Owned
Dombuhl, Germany	Clopay Plastic Products	Manufacturing	124,000	Owned
Augusta, KY	Clopay Plastic Products	Manufacturing	275,000	Owned
Nashville, TN	Clopay Plastic Products	Manufacturing	210,000	Owned
Nashville, TN	Clopay Plastic Products	Manufacturing	150,000	Leased	2014
Jundiai, Brazil	Clopay Plastic Products	Manufacturing	88,000	Owned
Troy, OH	Clopay Building Products	Manufacturing	867,000	Leased	2021
Russia, OH	Clopay Building Products	Manufacturing	339,000	Owned
Baldwin, WI	Clopay Building Products	Manufacturing	155,000	Leased	2014
Auburn, WA	Clopay Building Products	Manufacturing	123,000	Leased	2011

        The Company also leases approximately 1,500,000 square feet of space for the Building Products distribution centers in numerous facilities throughout the United States and in Canada.

        In June 2009, the Company announced plans to consolidate facilities in its Building Products segment, which are expected to be completed in early 2011 and will result in the closure of the Baldwin, WI facilities.

        All facilities are generally well maintained and suitable for the operations conducted.

Item 3.    Legal Proceedings

        See the Commitments and Contingencies footnote in the Notes to Consolidated Financial Statements for discussion on Legal Proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The Company's Common Stock is listed for trading on the New York Stock Exchange under the symbol "GFF". The following table shows for the periods indicated the quarterly range in the high and low sales prices for the Company's Common Stock:

	Fiscal 2009		Fiscal 2008
	Market Prices		Market Prices
	High	Low	High	Low
Fiscal First Quarter ended December 31,	$9.35	$5.34	$15.82	$11.97
Fiscal Second Quarter ended March 31,	10.55	5.85	12.70	7.39
Fiscal Third Quarter ended June 30,	10.33	7.30	11.40	8.38
Fiscal Fourth Quarter ended September 30,	11.93	7.27	12.70	8.36

Dividends

        No cash dividends on Common Stock were declared or paid during the five years ended September 30, 2009.

Holders

        As of October 30, 2009, there were approximately 13,600 record holders of the Company's Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

        Information regarding securities authorized for issuance under the Company's equity compensation plans is contained in Part III, Item 12 of this Form 10-K.

Recent Sales of Unregistered Securities

        None.

Issuer Purchase of Equity Securities

        The table below presents shares of the Company Stock which were acquired by the Company during the fourth quarter of 2009:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part Publicly Announced Plans or Programs(2)	Maximum Number of Shares That May yet be Purchased Under the Plans or Programs
July 1 - 31, 2009	26,483	$9.43	—	1,366,295
August 1 - 31, 2009	—	—	—	1,366,295
September 1 - 30, 2008	—	—	—	1,366,295

Total	26,483	$9.43	—

(1)
26,483, zero and zero shares were acquired by the Company in July, August and September, respectively, from the holders of options using the net proceeds from the exercise of options.

(2)
The Company's stock buyback program has been in effect since 1993, under which a total of approximately 17.2 million shares have been purchased for approximately $234 million. There is no time limit on the repurchases to be made under the plan. Shares purchased apart from publicly announced programs were in connection with the cashless exercise of stock options.

Performance Graph

        The performance graph does not constitute soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any of the Company's filings under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language in any such filings, except to the extent the Company specifically incorporates this performance graph by reference therein.

        The following graph sets forth the cumulative total return to Griffon's stockholders during the five years ended September 30, 2009, as well as an overall stock market (S&P SmallCap 600 Index) and Griffon's peer group index (Dow Jones U.S. Diversified Industrials Index). Assumes $100 was invested on September 30, 2004, including the reinvestment of dividends, in each category.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Griffon Corporation, The S&P Smallcap 600 Index
And The Dow Jones US Diversified Industrials Index

* $100 invested on 9/30/04 in stock or index, including reinvestment of dividends.

Item 6.    Selected Financial Data

	For the Years Ended September 30,
(in thousands, except per share figures)	2009	2008	2007	2006	2005
Revenue	$1,194,050	$1,269,305	$1,365,729	$1,327,735	$1,132,382
Income before taxes, minority interest and discontinued operations	26,006	4,382	41,436	69,145	70,924
Provision for income taxes	4,005	4,294	13,271	23,289	23,529

Income from continuing operations before minority interest	22,001	88	28,165	45,856	47,395
Minority interest	—	—	—	—	(4,415)

Income from continuing operations	22,001	88	28,165	45,856	42,980
Income (loss) from discontinued operations	790	(40,591)	(6,086)	5,930	5,833

Net Income (loss)	$22,791	$(40,503)	$22,079	$51,786	$48,813

Basic earnings (loss) per share:
Continuing operations	$0.37	$0.00	$0.87	$1.42	$1.33
Discontinued operations	0.01	(1.24)	(0.19)	0.18	0.18
Net Income (loss)	0.39	(1.24)	0.68	1.60	1.51
Weighted average shares outstanding	58,699	32,667	32,405	32,388	32,263

Diluted earnings (loss) per share:
Continuing operations	$0.37	$0.00	$0.84	$1.36	$1.27
Discontinued operations	0.01	(1.24)	(0.19)	0.17	0.17
Net Income (loss)	0.39	(1.24)	0.65	1.53	1.44
Weighted average shares outstanding	59,002	32,836	33,357	33,746	33,827

Capital expenditures	$32,697	$53,116	$29,737	$41,653	$39,448
Depreciation and amortization	42,346	42,923	39,458	33,974	31,397
Total assets	1,145,407	1,166,857	959,858	928,214	851,427
Total debt	179,804	233,188	232,830	217,320	213,165

Notes:	2008 includes a $12,913 goodwill impairment charge that is not deductible for income taxes.
Due to rounding, the sum of earnings per share of Continuing operations and Discontinued operations may not equal earnings per share of Net Income.

 Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

(Unless otherwise indicated, all references to years or year-end refer to the Company's fiscal period ending September 30)

OVERVIEW

The Company

        Griffon Corporation (the "Company" or "Griffon"), is a diversified management and holding company that conducts business through wholly-owned subsidiaries. The Company oversees the operations of its subsidiaries, allocates resources among them and manages their capital structures. The Company provides direction and assistance to its subsidiaries in connectioin with acquisition and growth opportunities as well as in connection with divestitures. Griffon also seeks out, evaluates and, when appropriate, will acquire additional businesses that offer potentially attractive returns on capital to further diversify itself.

        Headquartered in New York, N.Y., the Company was incorporated in New York in 1959, and was reincorporated in Delaware in 1970. It changed its name to Griffon Corporation in 1995.

        Griffon currently conducts its operations through Telephonics Corporation, Clopay Building Products Company and Clopay Plastic Products Company.

  •
  Telephonics Corporation ("Telephonics") high-technology engineering and manufacturing capabilities provide integrated information, communication and sensor system solutions to military and commercial markets worldwide. Telephonics' revenue was 32% of the Company's consolidated revenue in 2009, 29% in 2008 and 34% in 2007.

  •
  Clopay Building Products Company ("Building Products") is a leading manufacturer and marketer of residential, commercial and industrial garage doors to professional installing dealers and major home center retail chains. Building Products' revenue was 33% of the Company's consolidated revenue in 2009, 34% in 2008 and 36% in 2007.

  •
  Clopay Plastic Products Company ("Plastics") is an international leader in the development and production of embossed, laminated and printed specialty plastic films used in a variety of hygienic, health-care and industrial applications. Plastics' revenue was 35% of the Company's consolidated revenue in 2009, 37% in 2008 and 30% in 2007.

        Telephonics revenue increased $21.6 million, or 6%, compared to the prior year. In 2008, Telephonics was awarded contracts of more than $400 million for the MH-60R program, a multi-mode radar and identification friend or foe interrogator system; $109 million was recognized in 2009 with the balance expected to be incrementally funded over the next several years, generating annual revenue approximating $100 million. Telephonics backlog at September 30, 2009 was $393 million, approximately 75% of which is expected to be fulfilled in 2010.

        Building Products results continued to be impacted by the sustained downturn in the residential housing and credit markets, with revenue and operating profits decreasing from the prior year. The segment remains committed to retaining its customer base and, where possible, growing market share. Additionally, Building Products' ongoing review of, and changes to, its cost structure resulted in a Segment profit for 2009.

        As part of it cost structure review, in June 2009, the Company announced plans to consolidate its Building Products facilities. On completion, the consolidation is expected to produce annual cost savings of $10 million; the plan is scheduled to be completed in early calendar 2011. The Company estimates that it will incur pre-tax exit and restructuring costs of $12 million, substantially all of which will be cash charges, including $2 million for one-time termination benefits and other personnel costs, $1 million for excess facilities and related costs, and $9 million in other exit costs primarily in connection with production realignment. In addition, the Company expects to invest approximately $11 million in capital expenditures in order to effectuate the restructuring plan. Building Products recorded $1.2 million in charges in 2009 and $2.0 million in related capital expenditures, and expects to record the balance of the charges and expenditures in 2010 and 2011.

        Plastics' revenue decreased $54.9 million, or 12%, from the prior year due to lower volume in Europe, translation of European results into a stronger U.S dollar and the effect of the pass through of lower resin costs on customer selling prices; however, Segment operating profit increased 17% and profit margin increased 140 basis points to 5.8% primarily as a result of cost-savings initiatives, which more than offset the impact of lower volume. Over the past several years, the segment has successfully diversified its customer portfolio. The segment remains optimistic that progress on cost reduction programs and product mix should result in continued financial performance improvement.

CONSOLIDATED RESULTS OF OPERATIONS

2009 Compared to 2008

        Revenue for the year ended September 30, 2009 was $1.19 billion, compared to $1.27 billion in the prior year; the decline was due to lower revenue at both Building Products and Plastics, partially offset by increased revenue at Telephonics. 2009 gross profit was $257.1 million compared to $273.0 million in the prior year with gross margin of 21.5% remaining flat with 2008.

        Selling, General and Administrative ("SG&A") expenses decreased $14.7 million to $230.7 million in 2009 from $245.4 million in 2008 as a result of cost saving measures undertaken across all of the segments, particularly in Building Products and Plastics, to offset the impact of lower revenue. SG&A expenses as a percent of revenue for 2009 remained flat to 2008 at 19.3%.

        Interest expense in 2009 decreased by $2.8 million compared to the prior year, principally due to lower levels of outstanding borrowings and lower average borrowing rates.

        During 2009, the Company recorded a non-cash pre-tax gain from extinguishment of debt of $7.4 million, net of a proportionate write-off of deferred financing costs, which resulted from the purchase of $50.6 million of its outstanding convertible notes at a discount.

        Other income of $1.5 million in 2009 and $2.7 million in 2008 consists primarily of currency exchange transaction gains and losses from receivables and payables held in non functional currencies.

        The Company's effective tax rate for continuing operations for 2009 was a provision of 15.4% compared to 98.0% in the prior year. The 2009 tax rate benefitted from tax planning with respect to U.S. foreign tax credits and discrete tax benefits related to the reversal of previously recorded tax liabilities principally due to the closing of certain statutes for prior year returns. The 2008 rate was impacted by a non-deductible goodwill impairment charge, an increase in the valuation allowance regarding deferred tax assets and taxes on a non-U.S. dividend partially offset by discrete tax benefits related to the reversal of previously recorded tax liabilities principally due to the closing of certain statutes for prior year returns.

        Income from continuing operations was $22.0 million, or $0.37 per diluted share, for 2009 compared to $0.1 million or zero cents per diluted share in the prior year. The 2008 results were impacted by a $12.9 million impairment charge related to the write-off of all of Building Products' goodwill. Excluding the impairment charge, income from continuing operations would have been $13.0 million, or $0.40 per diluted share, in 2008. Income from discontinued operations for 2009 was $0.8 million, or $0.01 per diluted share, compared to a loss of $40.6 million, or $1.24 per diluted share in the prior year. Net income for 2009 was $22.8 million, or $0.39 per diluted share, compared to a loss of $40.5 million, or $1.24 per diluted share, in 2008. The 2009 diluted shares used for the earnings per share calculations were 59,002,000 shares in 2009 compared to 32,836,000 shares in 2008 primarily due to the 2008 rights offering.

2008 Compared to 2007

        Total revenue in 2008 was $1.27 billion, compared to $1.37 billion in the prior year; the decline was due to lower revenue at both Telephonics and Building Products, partially offset by revenue growth in Plastics. Gross profit in 2008 was $273.0 million compared to $294.6 million in the prior year, with gross margin decreasing 10 basis points from the prior year; the decline in gross profit was mainly attributable to the decline in revenue.

        Selling, General and Administrative ("SG&A") expenses in 2008 increased to $245.4 million from $242.5 million in 2007 primarily due to increased research and development expenditures at Telephonics, and an increase in unallocated corporate expenses, partially offset by a $5.0 million decrease from cost savings initiatives at Building Products. SG&A expenses as a percent of revenue increased 150 basis point to 19.3% in 2008 compared to 17.8% in 2007; this increase was mainly due to the sales decline as reductions in SG&A expenses were not sufficient to offset the decline in revenue.

        Other income (expense) of $2.7 million in 2008, compared to $2.9 million in 2008, consists primarily of currency exchange transaction gains and losses from receivables and payables held in non functional currencies.

        The Company's effective tax rate for continuing operations for 2008 was a provision of 98.0% compared to 32.0% in the prior year. The 2008 rate was impacted by a non-deductible goodwill impairment charge, an increase in the valuation allowance relating to deferred tax assets and taxes on a non-U.S. dividend partially offset by discrete tax benefits related to the reversal of previously recorded tax liabilities principally due to the closing of certain statutes for prior year returns. The 2007 rate benefitted from discrete tax benefits related to the reversal of previously recorded tax liabilities principally due to the closing of certain statutes for prior year returns.

        Income from continuing operations was $0.1 million, or zero per diluted share, for 2008 compared to $28.2 million, or $0.84 per diluted share in the prior year. The 2008 results were impacted by a $12.9 million impairment charge related to the write-off of all of Building Product's goodwill. Excluding the impairment charge, income would have been $13.0 million or $0.40 per diluted share in 2008. The loss from discontinued operations for 2008 was $40.6 million, or $1.24 per diluted share, compared to a loss of $6.1 million, or $0.19 per diluted share in the prior year. The 2008 net loss was $40.5 million, or $1.24 per diluted share, compared to net income of $22.1 million, or $0.68 per diluted share in 2007.

BUSINESS SEGMENTS

Telephonics

	Years Ended September 30,
(in thousands)	2009		2008		2007
Revenue	$387,881		$366,288		$472,549
Segment operating profit	34,883	9.0%	32,862	9.0%	45,888	9.7%
Depreciation and amortization	6,657		6,753		5,800

Segment profit before depreciation and amortization	$41,540	10.7%	$39,615	10.8%	$51,688	10.9%

2009 Compared to 2008

        In 2009, Telephonics' revenue increased $21.6 million, or 6%, compared to the prior year, mainly due to higher sales in the Radar Systems division.

        Segment operating profit increased $2 million to $34.9 million in 2008; segment operating profit margin remained at 9.0%, due to the strong sales performance and favorable program mix being offset by higher SG&A expenses. The increase in SG&A expenses was resulted from higher research and development expenditures and additional administrative expenses to support revenue growth.

2008 Compared to 2007

        Telephonics 2008 revenue decreased $106.3 million, or 22%, compared to the prior year. The decrease was due to the scheduled completion of the SRC contract, for which related revenue decreased $173 million; the SRC contract effect was partially offset by core business revenue growth of $66.4 million, or 24%, related to new and expanded programs.

        Segment operating profit of $32.9 million decreased $13.0 million, or 28%, due to the completion of the SRC contract, partially offset by increased core business growth. The Segment operating profit margin decreased 70 basis points due to higher SG&A expenses from research and development, and increased sales and marketing efforts, partially offset by improved gross margin due to product mix, principally from the decline in lower margin SRC sales.

Building Products

	Years Ended September 30,
(in thousands)	2009		2008			2007
Net Sales	$393,414		$435,321			$486,606
Segment operating profit (loss)	(11,326)		(17,444	)(a)		7,117	1.5%
Depreciation and amortization	13,223		12,071			11,041
Goodwill impairment	—		12,913			—
Restructuring charges	1,240		2,610			—

Segment profit before depreciation, amortization, restructuring and impairment	$3,137	0.8%	$10,150		2.3%	$18,158	3.7%

(a)
2008 includes a $12.9 million goodwill impairment charge.

2009 Compared to 2008

        In 2009, Building Products revenue decreased $41.9 million, or 10%, compared to the prior year, primarily due to the continuing effects of the weak housing market. The revenue decline was principally due to reduced unit volume, partially offset by a favorable shift in mix to higher priced products.

        Segment operating loss for 2009 was $11.3 million, an improvement of $6.1 million compared to the prior year. The 2008 result included the goodwill impairment charge of $12.9 million; excluding this charge, the 2008 operating results would have been a $4.5 million loss. Excluding the goodwill impairment charge from the 2008 comparative, the increased loss in 2009 was mainly due to the sharp decline in volume, and the resultant unfavorable impact on absorption of fixed operating expenses. Notwithstanding the total loss for 2009, Building Products segment operating profit improved sequentially during 2009, reaching $0.6 million and $4.3 million in the third and fourth quarters, respectively, a significant improvement over the segment operating losses incurred in the first two quarters of 2009.

2008 Compared to 2007

        Building Products revenue in 2008 decreased by $51.3 million, or 10.5%, compared to the prior year, primarily due to the effects of the weak residential housing market. The decline in unit sales was partially offset by higher selling prices to pass through rising material and freight costs, and favorable product mix.

        Segment operating loss of $17.4 million decreased $24.6 million compared to the prior year operating income of $7.1 million due to lower sales volume and the associated plant absorption impact of the weaker sales, and a goodwill impairment charge of $12.9 million, partially offset by a $5 million reduction in SG&A expenses due to operating efficiencies derived from the closure of the Tempe, AZ facility, and other headcount and cost reductions.

Plastics

	Years Ended September 30,
(in thousands)	2009		2008		2007
Net Sales	$412,755		$467,696		$406,574
Segment operating profit	24,072	5.8%	20,620	4.4%	17,263	4.2%
Depreciation and amortization	21,930		22,638		20,986

Segment profit before depreciation and amortization	$46,002	11.1%	$43,258	9.2%	$38,249	9.4%

2009 Compared to 2008

        In 2009, Plastics' revenue decreased $54.9 million, or 12%, compared to the prior year. The decrease was principally due to lower volume in Plastics' European business, translation of the European results into a stronger U.S. dollar and the pass through of lower resin costs in customer selling prices.

        Segment operating profit increased $3.5 million, or 17%, primarily due to the Company's cost-cutting initiatives and favorable product mix, partially offset by lower unit volume. Segment operating profit margin increased 140 basis points.

2008 Compared to 2007

        Plastics' 2008 revenue increased $61.1 million, or 15%, compared to the prior year. The increase was principally due to favorable product mix in North America, the benefit of increased selling prices due to the pass through of higher resin costs in customer selling prices and the favorable currency impact on translation of European results into a weaker U.S. dollar, partially offset by lower selling prices to a major customer associated with a multi-year contract and lower overall volumes in Europe.

        Segment operating profit increased $3.4 million, or 19%, compared to the prior year due to the factors affecting the revenue increase. Segment operating profit margin of 4.4% increased 20 basis points over the prior year due to SG&A expenses remaining flat and favorable product mix, partially offset by the effect of higher resin costs, and lower unit volumes and the related impact on plant absorption.

Discontinued operations—Installation Services

        As a result of the downturn in the residential housing market, in 2008, the Company exited substantially all of the operating activities of its Installation Services segment; this segment sold, installed and serviced garage doors, garage door openers, fireplaces, floor coverings, cabinetry and a range of related building products primarily for the new residential housing market. Operating results of substantially all of the segment has been reported as discontinued operations in the Consolidated Statements of Operations for all periods presented herein; the Installation Services segment is excluded from segment reporting.

        In May 2008, the Company's Board of Directors approved a plan to exit substantially all operating activities of the Installation Services segment in 2008. In the third quarter of 2008, the Company sold nine units to one buyer, closed one unit and merged two units into Building Products. In the fourth quarter of 2008, the Company sold its two remaining units in Phoenix and Las Vegas. The Company recorded aggregate disposal costs of $43.7 million in 2008.

        The Company substantially concluded its remaining disposal activities in the second quarter of 2009. There was no reported revenue in 2009. Revenue in 2008 was $109.4 million compared to $250.9 million in 2007; the sharp decline resulted from the overall weakness in the residential construction market and closure or sale of operating units during 2008. Installation Services Operating loss was $62.4 million and $9.8 million for 2008 and 2007, respectively.

        The Company does not expect to incur significant expenses in the future. Future net cash outflows to satisfy liabilities related to disposal activities that were accrued as of September 30, 2009 are estimated to be $4.9 million. Substantially all of such liabilities are expected to be paid during 2010. Certain of the Company's subsidiaries are also contingently liable for approximately $3.3 million related to certain facilities leases with varying terms through 2011 that were assigned to the respective purchasers of certain of the Installation Services businesses. The Company does not believe it has a material exposure related to these contingencies.

LIQUIDITY AND CAPITAL RESOURCES

        Management assesses the Company's liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting liquidity are: cash flows from operating activities, capital expenditures, acquisitions, dispositions, bank lines of credit and the ability to attract long-term capital with satisfactory terms. The Company remains in a strong financial position with sufficient liquidity available for reinvestment in existing businesses and strategic acquisitions while managing its capital structure on both a short-term and long-term basis.

        The following table is derived from the Consolidated Statements of Cash Flows:

Cash Flows from Continuing Operations	Years Ended September 30,
(in thousands)	2009	2008
Net Cash Flows Provided by (Used In):
Operating activities	$84,100	$86,049
Investing activities	(32,833)	(49,352)
Financing activities	(43,202)	231,406

        Cash flows generated by operating activities for 2009 decreased $1.9 million to $84.1 million compared to $86.0 million in the prior year. Current assets net of current liabilities excluding short-term debt and cash decreased $23.4 million to $229.1 million at September 30, 2009 compared to $252.5 million at the prior year end, primarily due to lower inventory on hand at Building Products due to the restructuring and lower sales volumes.

        During 2009, the Company used cash from investing activities of $32.8 million compared to $49.4 million in the prior year. The Company had capital expenditures of $32.7 million; $20.4 million lower than the prior year.

        During 2009, cash used in financing activities was $43.2 million. The principal financing usage was for the repurchase of $50.6 million face value of convertible notes for $42.7 million and the purchase of common stock by the Company's Employee Stock Ownership Plan ("ESOP") of $4.4 million; these uses were partially offset by $7.3 million of rights offering proceeds (see below). Approximately 1.4 million shares of common stock are available for purchase pursuant to the Company's stock buyback program and additional purchases, including those pursuant to a 10b5-1 plan, may be made, depending upon market conditions and other factors, at prices deemed appropriate by management.

        Payments from revenue derived from the Telephonics segment are received in accordance with the terms of development and production subcontracts to which the Company is a party. Certain of the payments received in this segment are progress payments. Customers in the Plastics segment are generally substantial industrial companies whose payments have been steady, reliable and made in accordance with the terms governing such sales; sales in this segment are made to satisfy orders that are received in advance of production, where payment terms are established in advance of such production and sale. With respect to the Building Products segment, there have been no material adverse impacts on payment for sales.

        A small number of customers have accounted for a substantial portion of historical revenue, and the Company expects that a limited number of customers will continue to represent a substantial portion of revenue for the foreseeable future. Approximately 19% and 21% of total revenue for 2009 and 2008, and 54% and 56% of Plastics' revenue for 2009 and 2008, is from Procter & Gamble, which is Plastics largest customer. Home Depot and Menards are significant customers of Building Products and Lockheed Martin Corporation and the Boeing Company are significant customers of Telephonics. Future operating results will continue to substantially depend on the success of large customers and the Company's relationships with them. Orders from these customers are subject to fluctuation and may be reduced materially. The loss of all or a portion of the sales volume from any one of these customers would likely have an adverse affect on the Company's liquidity and operations.

        At September 30, 2009, the Company had cash and equivalents, net of debt, as follows:

Cash, Cash Equivalents and Debt	At September 30,
(in thousands)	2009	2008
Cash and equivalents	$320,833	$311,921
Notes payables and current portion of long-term debt	81,410	2,258
Long-term debt, net of current maturities	98,394	230,930

Total debt	179,804	233,188

Cash and equivalents, net of debt	$141,029	$78,733

        In August 2008, the Company's Board of Directors authorized a 20 million share common stock rights offering to its shareholders in order to raise equity capital for general corporate purposes and to fund future growth. The rights had an exercise price of $8.50 per share. In conjunction with the offering, GS Direct agreed to back stop the rights offering by purchasing, on the same terms, any and all shares not subscribed through the exercise of rights. GS Direct also agreed to purchase additional shares of common stock at the rights offering price if it did not acquire a minimum of 10 million shares of common stock as a result of its back stop commitment. The Company received $248.6 million in gross proceeds from the rights offering as follows: (i) in September 2008, the Company received $241.3 million of gross proceeds from the first closing of its rights offering and related investments by GS Direct and by the Company's Chief Executive Officer; (ii) in October 2008, an additional $5.3 million of proceeds were received in connection with the second closing of the rights offering; (iii) and in April 2009, $2.0 million of rights offering proceeds were received.

        In March 2008, Telephonics entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which the lenders agreed to provide a five-year, revolving credit facility of $100 million (the "Telephonics Credit Agreement"). At September 30, 2009, $38.0 million was outstanding under the Telephonics Credit Agreement and approximately $57.0 million was available for borrowing.

        In June 2008, Building Products and Plastics entered into a credit agreement for their domestic operations with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which the lenders agreed to provide a five-year, senior secured revolving credit facility of $100 million (the "Clopay Credit Agreement"). At September 30, 2009, $35.9 million was outstanding under the Clopay Credit Agreement and approximately $32.4 million was available for borrowing.

        The Telephonics Credit Agreement and the Clopay Credit Agreement include various sublimits for standby letters of credit. At September 30, 2009, there were approximately $16.7 million of aggregate standby letters of credit outstanding under these credit facilities. These credit agreements limit dividends and advances that these subsidiaries may pay to the parent. The agreements permit the payment of income taxes, overhead and expenses, with dividends or advances in excess of these amounts being limited based on (a) with respect to the Clopay Credit Agreement, maintaining certain minimum availability under the loan agreement or (b) with respect to the Telephonics Credit Agreement, compliance with certain conditions and limited to an annual maximum. At September 30, 2009, the Company was not, nor was it reasonably likely to be, in breach of covenants under its respective credit facilities. The Clopay Credit Agreement provides for credit availability primarily based on working capital assets and imposes only one ratio compliance requirement, which becomes operative only in the event that utilization of that facility were to reach a defined level significantly beyond the September 30, 2009 level. The Telephonics Credit Agreement is a "cash flow based" facility and compliance with required ratios at September 30, 2009 was well within the parameters set forth in that agreement. Further, the covenants within such credit facilities do not materially affect the Company's ability to undertake additional debt or equity financing for Griffon, the parent company, as such credit facilities are at the subsidiary level and are not guaranteed by Griffon.

        The Company had $79.4 million outstanding of 4% convertible subordinated notes due 2023 (the "Notes") as of September 30, 2009. Holders of the Notes may require the Company to repurchase all or a portion of their Notes on July 18, 2010, 2013 and 2018, as well as upon a change in control. If Griffon's common stock price is below the conversion price of the Notes on the earliest of these dates, management anticipates that noteholders will require Griffon to repurchase their outstanding Notes. As such, these notes are classified under Notes payable and current portion of long-term debt in the fourth quarter of 2009. The fair value is approximately $79 million, which is based on quoted market price (level 1 inputs).

        During 2009, the Company purchased $50.6 million face value of the Notes from certain noteholders for $42.7 million. The Company recorded a pre-tax gain from debt extinguishment of approximately $7.8 million, offset by a $0.5 million proportionate reduction in the related deferred financing costs for a net gain of $7.3 million.

        At September 30, 2008, the Company had $130 million outstanding of Notes.

        The Company's ESOP has a loan agreement, guaranteed by the Company, which requires payments of principal and interest through the expiration date of September 2012 at which time the $3.9 million balance of the loan, and any outstanding interest, will be payable. The primary purpose of this loan, and it predecessor loans which were refinanced by this loan in October 2008, was to purchase 547,605 shares of the Company's stock in October 2008. The loan bears interest at rates based upon the prime rate or LIBOR. The loan balance was $5.6 million as of September 30, 2009, and the outstanding balance approximates fair value.

        During the year ended September 30, 2009, the Company used cash for discontinued operations of $1.3 million related to settling remaining Installation Services liabilities.

Contractual Obligations

        At September 30, 2009, payments to be made pursuant to significant contractual obligations are as follows:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Other
Long-term debt(a)	$179,803	$81,409	$7,074	$77,686	$13,634	$—
Interest expense	17,246	6,485	7,757	2,807	197	—
Rental commitments	56,000	20,000	23,000	10,000	3,000	—
Purchase obligations(b)	122,758	118,939	3,819	—	—	—
Capital leases	17,526	1,588	2,874	2,868	10,196	—
Capital expenditures	5,681	5,681	—	—	—	—
Supplemental & post-retirement benefits(c)	40,339	7,698	7,796	7,796	17,049	—
Uncertain tax positions(d)	7,951	—	—	—	—	7,951

Total obligations	$447,304	$241,800	$52,320	$101,157	$44,076	$7,951

(a)
At September 30, 2009, the Company had outstanding $79.4 million of the Notes due 2023. Holders of the Notes may require the Company to repurchase all or a portion of their Notes on

  July 18, 2010, 2013 and 2018, and upon a change in control. The Company is presenting the $79.4 million outstanding on the Notes in the "Less than 1 Year" category above because the Noteholders can require the Company to repurchase the Notes in July 2010.

(b)
The purchase obligations are generally for the purchase of goods and services in the ordinary course of business. The Company uses blanket purchase orders to communicate expected requirements to certain of its vendors. Purchase obligations reflect those purchase orders where the commitment is considered to be firm. Purchase obligations that extend beyond 2009 are principally related to long-term contracts received from customers of Telephonics.

(c)
The Company expects to contribute $3.8 million to the qualified defined benefit plan in 2010, which is included in the "Less Than 1 Year" column above. There are no amounts related to the qualified defined benefit plan for subsequent periods. The Company funds required payouts under the non-qualified supplemental defined benefit plan from its general assets and the expected payments are included in each period, as applicable.

(d)
Due to the uncertainty of the potential settlement of future uncertain tax positions, management is unable to estimate the timing of related payments, if any, that will be made subsequent to 2009. These amounts do not include any potential indirect benefits resulting from deductions or credits for payments made to other jurisdictions.

Off-Balance Sheet Arrangements

        Except for operating leases and purchase obligations as disclosed herein, the Company is not a party to any off-balance sheet arrangements.

ACCOUNTING POLICIES AND PRONOUNCEMENTS

Critical Accounting Policies

        The preparation of Griffon's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on assets, liabilities, revenue and expenses. These estimates can also affect supplemental information contained in public disclosures of the Company, including information regarding contingencies, risk and its financial condition. These estimates, assumptions and judgments are evaluated on an ongoing basis and based on historical experience, current conditions and various other assumptions, and form the basis for estimating the carrying values of assets and liabilities, as well as identifying and assessing the accounting treatment for commitments and contingencies. Actual results may materially differ from these estimates.

        An estimate is considered to be critical if it is subjective and if changes in the estimate using different assumptions would result in a material impact on the Company's financial position or results of operations. The following have been identified as the most critical accounting policies and estimates:

Revenue Recognition

        Revenue is recognized when the following circumstances are satisfied: a) persuasive evidence of an arrangement exists, b) delivery has occurred or services are rendered, c) price is fixed and determinable and d) collectability is reasonably assured. Goods are sold on terms which transfer title and risk of loss at a specified location, typically shipping point. Revenue recognition from product sales occurs when all factors are met, including transfer of title and risk of loss, which occurs either upon shipment or upon receipt by customers at the location specified in the terms of sale. Other than standard product warranty provisions, sales arrangements provide for no other significant post-shipment obligations. From time to time and for certain customers rebates and other sales incentives, promotional allowances or discounts are offered, typically related to customer purchase volumes, all of which are fixed or determinable and are classified as a reduction of revenue and recorded at the time of sale. Griffon provides for sales returns allowances based upon historical returns experience.

        Telephonics earns a substantial portion of its revenue as either a prime or subcontractor from contract awards with the U.S. Government, as well as non-U.S. governments and other commercial customers. These formal contracts are typically long-term in nature, usually greater than one year. Revenue and profits from these long-term fixed price contracts are recognized under the percentage-of-completion method of accounting. Revenue and profits on fixed-price contracts that contain engineering as well as production requirements are recorded based on the ratio of total actual incurred costs to date to the total estimated costs for each contract (cost-to-cost method). Using the cost-to-cost method, revenue is recorded at amounts equal to the ratio of actual cumulative costs incurred divided by total estimated costs at completion, multiplied by the total estimated contract revenue, less the cumulative revenue recognized in prior periods. The profit recorded on a contract using this method is equal to the current estimated total profit margin multiplied by the cumulative revenue recognized, less the amount of cumulative profit previously recorded for the contract in prior periods. As this method relies on the substantial use of estimates, these projections may be revised throughout the life of a contract. Components of this formula and ratio that may be estimated include gross profit margin and total costs at completion. The cost performance and estimates to complete on long-term contracts are reviewed, at a minimum, on a quarterly basis, as well as when information becomes available that would necessitate a review of the current estimate. Adjustments to estimates for a contract's estimated costs at completion and estimated profit or loss often are required as experience is gained, and as more information is obtained, even though the scope of work required under the contract may or may not change, or if contract modifications occur. The impact of such adjustments or changes to estimates is made on a cumulative basis in the period when such information has become known. Gross profit is affected by a variety of factors, including the mix of products, systems and services, production efficiencies, price competition and general economic conditions.

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

        For contracts whose anticipated total costs exceed the total expected revenue, an estimated loss is recognized in the period when identifiable. A provision for the entire amount of the estimated loss is recorded on a cumulative basis.

        Amounts representing contract change orders or claims are included in revenue only when they can be reliably estimated and their realization is probable, and are determined on a percentage-of-completion basis measured by the cost-to-cost method.

Warranty Accruals

        Direct customer and end-user warranties are provided on certain products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. The terms of these warranties vary by product line and generally provide for the repair or replacement of the defective product. Warranty claims data is collected and analyzed with a focus on the historical amount of claims, the products involved, the amount of time between the warranty claims and the products' respective sales and the amount of current sales. Based on these analyses, warranty accruals are recorded as an increase to cost of sales and regularly reviewed for adequacy.

Stock-based Compensation

        Griffon has issued stock-based compensation to certain employees, officers and directors in the form of stock options and non-vested restricted stock. For stock option grants made on or after October 1, 2005, expense is recognized over the awards' expected vesting period based on their fair value as calculated using the Black-Scholes pricing model. The Black-Scholes pricing model uses estimated assumptions for a forfeiture rate, the expected life of the options and a volatility rate using historical data.

        Compensation expense for non-vested restricted stock is recognized ratably over the service period based on the fair value of the grant calculated as the number of shares granted multiplied by the stock price on the date of grant.

Allowances for Discount, Doubtful Account and Returns

        Trade receivables are recorded at the stated amount, less allowances for discounts, doubtful accounts and returns. The allowances represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations (usually due to customers' potential insolvency), discounts related to early payment of accounts receivables by customers and estimates for returns. The allowance for doubtful accounts includes amounts for certain customers where a risk of default has been specifically identified, as well as an amount for customer defaults based on a general formula when it is determined the risk of some default is probable and estimable, but cannot yet be associated with specific customers. Allowance for discounts and returns are recorded as a reduction of revenue and the provision related to the allowance for doubtful accounts is recorded in Selling, general and administrative expenses.

Goodwill, Long-Lived Intangible and Tangible Assets, and Impairment

        Griffon has significant intangible and tangible long lived assets on its balance sheet which includes goodwill and other intangible assets related to acquisitions. Goodwill represents the excess of the cost of net assets acquired in business combinations over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. As required under GAAP, goodwill and indefinite lived intangibles are reviewed for impairment annually, for Griffon in September, or more frequently whenever events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The testing of goodwill and indefinite lived intangibles for impairment involves the significant use of judgment and assumptions in the determination of a reporting unit's fair market value.

        Long-lived amortizable intangible assets, such as customer relationships and software, and tangible assets, which is primarily made up of Property, Plant and Equipment, are amortized over their expected useful lives, which involves significant assumptions and estimates. Long-lived intangible and tangible assets are tested for impairment by comparing estimated future undiscounted cash flows to the carrying value of the asset when an impairment indicator, such as change in business, customer loss or obsolete technology, exists.

        Fair value estimates are based on assumptions believed to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ materially from those estimates. Any changes in key assumptions or management judgment with respect to a reporting unit or its prospects, which may result from a decline in Griffon's stock price, a change in market conditions, market trends, interest rates or other factors outside of Griffon's control, or significant underperformance relative to historical or projected future operating results, could result in a significantly different estimate of the fair value of Griffon's reporting units, which could result in an impairment charge in the future.

Restructuring reserves

        From time to time, the Company will establish restructuring reserves at an operation. These reserves for both termination and other exit costs require the use of estimates. Though Griffon believes the estimates made are reasonable, they could differ materially from the actual costs.

Income Taxes

        Griffon's effective tax rate is based on income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. For interim financial reporting, the annual tax rate is estimated based on projected taxable income for the full year and a quarterly income tax provision is recorded in accordance with the anticipated annual rate. As the year progresses, the estimates are refined based on the year's taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to the effective tax rate throughout the year. Significant judgment is required in determining the effective tax rate and in evaluating tax positions.

        Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which a tax benefit has been recorded in the income statement. The likelihood that the deferred tax asset balance will be recovered from future taxable income is assessed at least quarterly, and the valuation allowance, if any, is adjusted accordingly.

        Tax benefits are recognized for an uncertain tax position when, in management's judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, the tax benefit is measured as the largest amount that is judged to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management. A number of years may elapse before a particular matter for which Griffon has recorded a liability related to an unrecognized tax benefit is audited and finally resolved. The number of years with open tax audits varies by jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, Griffon believes its liability for unrecognized tax benefits is adequate. Favorable resolution of an unrecognized tax benefit could be recognized as a reduction in Griffon's tax provision and effective tax rate in the period of resolution. Unfavorable settlement of an unrecognized tax benefit could increase the tax provision and effective tax rate and may require the use of cash in the period of resolution. The liability for unrecognized tax benefits is generally presented as noncurrent. However, if it is anticipated that a cash settlement will occur within one year, that portion of the liability is presented as current. Interest and penalties recognized on the liability for unrecognized tax benefits is recorded as income tax expense.

Pension Benefits

        Griffon sponsors two defined benefit pension plans for certain employees and retired employees. Annual amounts relating to these plans are recorded based on actuarial projections, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases and turnover rates. The actuarial assumptions used to determine pension liabilities and assets, as well as pension expense, are reviewed on an annual basis when modifications to assumptions are made based on current economic conditions and trends. The expected return on plan assets is determined based on the nature of the plans' investments and expectations for long-term rates of return. The discount rate used to measure obligations is based on a corporate bond spot-rate yield curve that matches projected future benefit payments with the appropriate spot rate applicable to the timing of the projected future benefit payments. The assumptions utilized in recording the Company's obligations under the defined benefit pension plans are believed to be reasonable based on experience and advice from independent actuaries; however, differences in actual experience or changes in the assumptions may materially affect Griffon's financial position or results of operations.

        The qualified defined benefit plan has been frozen to new entrants since December 2000. Certain employees who were part of the plan prior to December 2000 continue to accrue a service benefit for an additional 10 years, at which time all plan participants will stop accruing service benefits.

Newly issued but not yet effective accounting pronouncements

        In December 2007, the Financial Accounting Standards Board ("FASB") issued new accounting guidance related to the accounting for business combinations. The purpose of the new guidance is to better represent the economic value of a business combination transaction. The new guidance retains the fundamental requirement of the old guidance where the acquisition method of accounting is to be used for all business combinations and for an acquirer to be identified for each business combination. In general the new guidance 1) broadens the existing guidance by extending its applicability to all events where one entity obtains control over one or more businesses, 2) broadens the use of the fair value measurements used to recognize the assets acquired and liabilities assumed, 3) changes the accounting for acquisition related fees and restructuring costs incurred in connection with an acquisition and 4) increases required disclosure. The Company anticipates that the adoption of the new guidance, effective for Griffon for any business combinations that occur after October 1, 2009, will have an impact on the way in which business combinations are accounted for; however, the impact can only be assessed as each acquisition is consummated.

        In December 2007, the FASB issued new accounting guidance related to the accounting for noncontrolling interests in consolidated financial statements. The new guidance was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way, that is, as equity in the consolidated financial statements. Moreover, the new guidance eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. This new guidance is effective for the Company as of October 1, 2009. The Company is evaluating the potential impact, if any, of the adoption of the new guidance on its consolidated financial statements.

        In March 2008, the FASB issued new guidance which enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: 1) an entity uses derivative instruments, 2) derivative instruments and related hedged items are accounted and 3) derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. Although early adoption is encouraged, the new guidance is effective for the Company as of October 1, 2009. The Company is evaluating the potential impact, if any, of the new guidance on its consolidated financial statements.

        In April 2008, the FASB issued new guidance which amends the factors that should be considered in developing renewal or extension assumptions that are used to determine the useful life of a recognized intangible asset and requires enhanced related disclosures. The new guidance must be applied prospectively to all intangible assets acquired as of and subsequent to years beginning after December 15, 2008, which is the Company's 2010. The Company is evaluating the potential impact, if any, of the adoption of the new guidance on its consolidated financial statements.

        In May 2008, the FASB issued new guidance to clarify that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) must be separately accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The new guidance is effective for the Company as of October 1, 2009. The Company has convertible debt instruments that will be affected by this guidance and is evaluating the impact of the adoption of the guidance on its consolidated financial statements.

        In October 2009, the FASB issued new guidance on accounting for multiple-deliverable arrangements to enable vendors to account for products and services separately rather than as a combined unit. The guidance addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The new guidance will be effective as of the beginning of the annual reporting period commencing after June 15, 2010, and will be adopted by the Company as of October 1, 2010. Early adoption is permitted. The Company is evaluating the potential impact, if any, of the adoption of the new guidance on its consolidated financial statements.

Recently issued effective accounting pronouncements

        In April 2009, the FASB issued new guidance which requires disclosure about fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements. This statement was effective for the Company starting with the interim period ending June 30, 2009, and was applied prospectively as required. The Company has included the required disclosure in this Form 10-K. The adoption of this guidance did not have a material effect on Griffon's consolidated financial statements.

        In June 2009, the FASB issued new guidance which establishes principles and requirements for subsequent events regarding: 1) the period after the balance sheet date during which management shall evaluate events and transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosure that an entity shall make about events or transactions that occurred after the balance sheet date. This statement was effective for the Company starting with the interim period ending June 30, 2009, and was applied prospectively as required. The Company has included the required disclosure in this Form 10-K. The adoption of this guidance did not have a material effect on Griffon's consolidated financial statements.

        In June 2009, the FASB issued new guidance which established the FASB Accounting Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The new guidance became effective for financial statements issued for interim periods ended after September 15, 2009, and were adopted by the Company for this Form 10-K. The adoption of this guidance did not have a material effect on Griffon's consolidated financial statements.

Item 8.    Financial Statements and Supplementary Data

        The financial statements of the Company and its subsidiaries and the report thereon of Grant Thornton LLP are included herein:

  •
  Report of Independent Registered Public Accounting Firm.

  •
  Consolidated Balance Sheets at September 30, 2009 and 2008.

  •
  Consolidated Statements of Operations for the years ended September 30, 2009, 2008 and 2007.

  •
  Consolidated Statements of Cash Flows for the years ended September 30, 2009, 2008 and 2007.

  •
  Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss) for the years ended September 30, 2009, 2008 and 2007.

  •
  Notes to Consolidated Financial Statements.

  •
  Schedule I—Condensed Financial Information of Registrant.

  •
  Schedule II—Valuation and Qualifying Accounts.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
 Griffon Corporation

        We have audited the accompanying consolidated balance sheets of Griffon Corporation (a Delaware corporation) and subsidiaries (the "Company") as of September 30, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended September 30, 2009. Our audits of the basic financial statements included the financial statement schedules listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Griffon Corporation and subsidiaries as of September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 of the notes to the consolidated financial statements, effective October 1, 2007, the Company adopted new accounting guidance related to the accounting for uncertainty in income tax reporting.

        As discussed in Note 11 of the notes to the consolidated financial statements, the Company adopted accounting amendments on September 30, 2007 related to the recognition of the funded status of defined benefit postretirement plans in the consolidated balance sheets.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Griffon Corporation and subsidiaries' internal control over financial reporting as of September 30, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 24, 2009 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

New York, New York
November 24, 2009

GRIFFON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	At September 30, 2009	At September 30, 2008
CURRENT ASSETS
Cash and equivalents	$320,833	$311,921
Accounts receivable, net of allowances of $4,457 and $5,609	164,619	163,586
Contract costs and recognized income not yet billed, net of progress payments of $14,592 and $8,863	75,536	69,001
Inventories, net	139,170	167,158
Prepaid and other current assets	39,261	52,430
Assets of discontinued operations	1,576	9,495

Total Current Assets	740,995	773,591

PROPERTY, PLANT AND EQUIPMENT, net	236,019	239,003
GOODWILL	97,657	93,782
INTANGIBLE ASSETS, net	34,211	34,777
OTHER ASSETS	30,648	22,067
ASSETS OF DISCONTINUED OPERATIONS	5,877	8,346

Total Assets	$1,145,407	$1,171,566

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$81,410	$2,258
Accounts payable	125,027	129,823
Accrued liabilities	61,120	64,450
Liabilities of discontinued operations	4,932	14,917

Total Current Liabilities	272,489	211,448

LONG-TERM DEBT	98,394	230,930
OTHER LIABILITIES	78,837	59,460
LIABILITIES OF DISCONTINUED OPERATIONS	8,784	10,048

Total Liabilities	458,504	511,886

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock, par value $0.25 per share, authorized 3,000 shares, no shares issued	—	—
Common stock, par value $0.25 per share, authorized 85,000 shares, issued 72,040 shares and 71,095 shares	18,010	17,774
Capital in excess of par value	420,749	415,505
Retained earnings	438,782	415,991
Treasury shares, at cost, 12,466 common shares and 12,440 common shares	(213,560)	(213,310)
Accumulated other comprehensive income	28,170	25,469
Deferred compensation	(5,248)	(1,749)

Total Shareholders' Equity	686,903	659,680

Total Liabilities and Shareholders' Equity	$1,145,407	$1,171,566

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended September 30,
	2009	2008	2007
Revenue	$1,194,050	$1,269,305	$1,365,729
Cost of goods and services	936,927	996,308	1,071,173

Gross profit	257,123	272,997	294,556
Selling and administrative expenses	230,736	245,430	242,502
Impairment of goodwill	—	12,913	—
Restructuring and other related charges	1,240	2,610	2,501

Total operating expenses	231,976	260,953	245,003
Income from operations	25,147	12,044	49,553
Other income (expense)
Interest expense	(9,562)	(12,345)	(13,406)
Interest income	1,539	1,970	2,397
Gain from debt extinguishment, net	7,360	—	—
Other, net	1,522	2,713	2,892

Total other income (expense)	859	(7,662)	(8,117)

Income before taxes and discontinued operations	26,006	4,382	41,436
Provision for income taxes	4,005	4,294	13,271

Income from continuing operations	22,001	88	28,165
Discontinued operations:
Income (loss) from operations of the discontinued Installation Services business	1,230	(62,447)	(9,804)
Provision (benefit) for income taxes	440	(21,856)	(3,718)

Income (loss) from discontinued operations	790	(40,591)	(6,086)

Net income (loss)	$22,791	$(40,503)	$22,079

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.37	$0.00	$0.87
Income (loss) from discontinued operations	0.01	(1.24)	(0.19)
Net income (loss)	0.39	(1.24)	0.68
Weighted-average shares outstanding	58,699	32,667	32,405

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.37	$0.00	$0.84
Income (loss) from discontinued operations	0.01	(1.24)	(0.19)
Net income (loss)	0.39	(1.24)	0.65
Weighted-average shares outstanding	59,002	32,836	33,357

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended September 30,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$22,791	$(40,503)	$22,079
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (income) from discontinued operations	(790)	40,591	6,086
Depreciation and amortization	42,346	42,923	39,458
Impairment of goodwill	—	12,913	—
Stock-based compensation	4,145	3,327	2,412
Provision for losses on account receivable	628	1,089	649
Amortization/write-off of deferred financing costs	1,680	1,402	—
Gain from debt extinguishment, net	(7,360)	—	—
Deferred income taxes	(826)	212	(10,004)
Change in assets and liabilities:
(Increase) decrease in accounts receivable and contract costs and recognized income not yet billed	(6,690)	13,585	20,174
(Increase) decrease in inventories	28,498	(23,500)	3,651
(Increase) decrease in prepaid and other assets	11,130	(12,524)	(141)
Increase (decrease) in accounts payable, accrued liabilities and income taxes payable	(8,627)	53,095	(27,560)
Other changes, net	(2,825)	(6,561)	2,894

Net cash provided by operating activities	84,100	86,049	59,698

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(32,697)	(53,116)	(29,737)
Acquired businesses	—	(1,829)	(818)
Proceeds from sale of assets	200	1,000	—
(Increase) decrease in equipment lease deposits	(336)	4,593	(6,092)
Funds restricted for capital projects	—	—	(4,521)

Net cash used in investing activities	(32,833)	(49,352)	(41,168)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares from rights offering	7,257	241,344	—
Purchase of shares for treasury	—	(579)	(4,355)
Proceeds from issuance of long-term debt	11,431	89,235	47,891
Payments of long-term debt	(56,676)	(87,785)	(27,650)
Decrease in short-term borrowings	(866)	(924)	(5,834)
Financing costs	(597)	(10,027)	—
Purchase of ESOP shares	(4,370)	—	—
Exercise of stock options	—	—	2,588
Tax benefit from vesting of restricted stock	217	3	1,346
Other, net	402	139	271

Net cash provided by (used in) financing activities	(43,202)	231,406	14,257

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by (used in) discontinued operations	(1,305)	(5,410)	5,963
Net cash provided by (used in) investing activities	—	5,496	(17,184)

Net cash provided by (used in) discontinued operations	(1,305)	86	(11,221)

Effect of exchange rate changes on cash and equivalents	2,152	(1,015)	792

NET INCREASE IN CASH AND EQUIVALENTS	8,912	267,174	22,358
CASH AND EQUIVALENTS AT BEGINNING OF YEAR	311,921	44,747	22,389

CASH AND EQUIVALENTS AT END OF YEAR	$320,833	$311,921	$44,747

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$7,065	$8,303	$9,230
Cash paid for taxes	7,602	6,207	22,943
Stock subscriptions receivable pursuant to rights offering	—	5,274	—

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	COMMON STOCK				TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
			CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS				DEFERRED ESOP COMPENSATION		COMPREHENSIVE INCOME (LOSS)
	SHARES	PAR VALUE			SHARES	COST			Total
Balance at 9/30/2006	41,628	$10,407	$167,246	$439,084	11,780	$(201,844)	$(406)	$(2,042)	$412,445
Net income	—	—	—	22,079	—	—	—	—	22,079	$22,079
Common stock issued for options exercised	628	157	8,731	—	411	(6,532)	—	—	2,356
Tax benefit from the exercise of stock options	—	—	1,346	—	—	—	—	—	1,346
Amortization of deferred compensation	—	—	—	—	—	—	—	543	543
Common stock acquired	—	—	—	—	208	(4,355)	—	—	(4,355)
Restricted stock vesting	73	18	(18)	—			—	—	—
ESOP distribution of common stock	—	—	307	—	—	—	—	—	307
Stock-based compensation	—	—	2,410	—	—	—	—	(120)	2,290
Translation of foreign financial statements	—	—	—	—	—	—	28,477	—	28,477	28,477
Adoption of pension guidance	—	—	—	—	—	—	(1,521)	—	(1,521)
Pension OCI amortization, net of tax	—	—	—	—	—	—	2,972	—	2,972	2,972

Balance at 9/30/2007	42,329	10,582	180,022	461,163	12,399	(212,731)	29,522	(1,619)	466,939	$53,528

Net loss	—	—	—	(40,503)	—	—	—	—	(40,503)	(40,503)
Tax benefit from the exercise of stock options	—	—	3	—	—	—	—	—	3
Amortization of deferred compensation	—	—	—	—	—	—	—	(221)	(221)
Common stock acquired	—	—	—	—	41	(579)	—	—	(579)
Restricted stock vesting	373	94	(94)	—	—	—	—	—	—
ESOP distribution of common stock	—	—	(71)	—	—	—	—	—	(71)
Stock-based compensation	—	—	3,236	—	—	—	—	91	3,327
Issuance of common stock pursuant to rights offering, net of financing costs	28,393	7,098	232,409	—	—	—	—	—	239,507
Translation of foreign financial statements	—	—	—	—	—	—	(6,061)	—	(6,061)	(6,061)
Adoption of uncertain tax position guidance	—	—	—	(4,669)	—	—	—	—	(4,669)
Pension OCI amortization, net of tax	—	—	—	—	—	—	2,008	—	2,008	2,008

Balance at 9/30/2008	71,095	17,774	415,505	415,991	12,440	(213,310)	25,469	(1,749)	659,680	$(44,556)

Net income	—	—	—	22,791	—	—	—	—	22,791	$22,791
Common stock issued for options exercised	33	7	(7)	—	—	—	—	—	—
Tax benefit from the exercise of stock options	—	—	217	—	—	—	—	—	217
Amortization of deferred compensation	—	—	—	—	—	—	—	818	818
Common stock acquired	—	—	—	—	26	(250)	—	—	(250)
Restricted stock vesting	58	15	(747)	—	—	—	—	—	(732)
ESOP purchase of common stock	—	—	—	—	—	—	—	(4,370)	(4,370)
ESOP distribution of common stock	—	—	(22)	—	—	—	—	—	(22)
Stock-based compensation	—	—	4,092	—	—	—	—	53	4,145
Issuance of common stock pursuant to rights offering, net of financing costs	854	214	1,711	—	—	—	—	—	1,925
Translation of foreign financial statements	—	—	—	—	—	—	11,836	—	11,836	11,836
Pension OCI amortization, net of tax	—	—	—	—	—	—	(9,135)	—	(9,135)	(9,135)

Balance at 9/30/2009	72,040	$18,010	$420,749	$438,782	12,466	$(213,560)	$28,170	$(5,248)	$686,903	$25,492

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(Unless otherwise indicated, all references to years or year-end refer to the Company's fiscal period ending September 30)

NOTE 1—DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

        Griffon Corporation (the "Company" or "Griffon"), is a diversified management and holding company that conducts business through wholly-owned subsidiaries. The Company oversees the operations of its subsidiaries, allocates resources among them and manages their capital structures. The Company provides direction and assistance to its subsidiaries in connectioin with acquisition and growth opportunities as well as in connection with divestitures. Griffon also seeks out, evaluates and, when appropriate, will acquire additional businesses that offer potentially attractive returns on capital to further diversify itself.

        Headquartered in New York, N.Y., the Company was incorporated in New York in 1959, and was reincorporated in Delaware in 1970. It changed its name to Griffon Corporation in 1995.

        Griffon currently conducts its operations through Telephonics Corporation, Clopay Building Products Company and Clopay Plastic Products Company.

  •
  Telephonics Corporation ("Telephonics") high-technology engineering and manufacturing capabilities provide integrated information, communication and sensor system solutions to military and commercial markets worldwide.

  •
  Clopay Building Products Company ("Building Products") is a leading manufacturer and marketer of residential, commercial and industrial garage doors to professional installing dealers and major home center retail chains.

  •
  Clopay Plastic Products Company ("Plastics") is an international leader in the development and production of embossed, laminated and printed specialty plastic films used in a variety of hygienic, health-care and industrial applications.

Consolidation

        The consolidated financial statements include the accounts of Griffon Corporation and all subsidiaries (the "Company" or "Griffon"). Intercompany accounts and transactions have been eliminated in consolidation.

Earnings Per Share

        Due to rounding, the sum of earnings per share of Continuing operations and Discontinued operations may not equal earnings per share of Net income.

Discontinued Operations—Installation Services

        As a result of the downturn in the residential housing market, in 2008, the Company exited substantially all of the operating activities of its Installation Services segment; this segment sold, installed and serviced garage doors, garage door openers, fireplaces, floor coverings, cabinetry and a range of related building products primarily for the new residential housing market. Operating results of substantially the entire Installation Services segment have been reported as discontinued operations

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 1—DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

in the Consolidated Statements of Operations for all periods presented herein, and the segment is excluded from segment reporting.

Reclassifications

        Certain amounts in prior years have been reclassified to conform to the current year presentation.

Use of estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. These estimates may be adjusted due to changes in economic, industry or customer financial conditions, as well as, changes in technology or demand. Significant estimates include allowances for doubtful accounts receivable and returns, net realizable value of inventories, restructuring reserves, valuation of goodwill and intangible assets, pension assumptions, useful lives associated with depreciation and amortization of intangible and fixed assets, warranty reserves, sales incentive accruals, stock based compensation assumptions, income taxes and tax valuation reserves, environmental reserves, legal reserves, insurance reserves and the valuation of discontinued assets and liabilities, and the accompanying disclosures. These estimates are based on management's best knowledge of current events and actions Griffon may undertake in the future. Actual results may ultimately differ from these estimates.

Cash and equivalents

        The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash equivalents primarily consist of overnight commercial paper, highly-rated liquid money market funds backed by U.S. Treasury securities and U.S. Agency securities, as well as insured bank deposits. The Company had cash in non-U.S. bank accounts of approximately $39,007 and $22,850 at September 30, 2009 and 2008, respectively. The majority of these amounts are covered by government insurance or backed by government securities. The Company evaluates all institutions and funds that hold its cash and equivalents.

Fair value of financial instruments

        In September 2006, the Financial Accounting Standards Board ("FASB") issued new guidance, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. For financial assets and liabilities, this statement, which was effective for the Company on October 1, 2008, did not require any new fair value measurements. The adoption of this new guidance did not have a material impact on Griffon's consolidated financial statements. In February 2008, the FASB delayed the effective date of the new guidance for the Company to October 1, 2009, for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 1—DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In February 2007, the FASB issued new guidance to provide companies the option to report selected financial assets and liabilities at fair value. Upon adoption of this new guidance on October 1, 2008, the Company did not elect the fair value option to report its financial assets and liabilities at fair value. Accordingly, the adoption of this new guidance did not have an impact on the Company's financial position or results of operations.

        The carrying values of cash and equivalents, accounts receivable, accounts and notes payable and revolving credit debt approximate fair value due to either the short-term nature of such instruments or the fact that the interest rate of the revolving credit debt is based upon current market rates.

        The Company's 4% convertible notes' fair value was approximately $79 million on September 30, 2009, which was based upon quoted market price (level 1 inputs).

Items Measured at Fair Value on a Recurring Basis

        Insurance contracts with a value of $4,803 at September 30, 2009, are measured and recorded at fair value based upon quoted prices in active markets for identical assets (level 1 inputs).

Non-U.S. currency translation

        Assets and liabilities of non-U.S. subsidiaries, where the functional currency is not the U.S. dollar, have been translated at year-end exchange rates and profit and loss accounts have been translated using weighted average exchange rates. Adjustments resulting from currency translation have been recorded in the equity section of the balance sheet as cumulative translation adjustments. Assets and liabilities of an entity that are denominated in currencies other than an entity's functional currency are remeasured into the functional currency using end of period exchange rates, or historical rates where applicable to certain balances. Gains and losses related to these remeasurements are recorded within the Statement of Operations as a component of Other income (expense).

Revenue recognition

        Revenue is recognized when the following circumstances are satisfied: a) persuasive evidence of an arrangement exists, b) delivery has occurred or services are rendered, c) price is fixed and determinable and d) collectability is reasonably assured. Goods are sold on terms which transfer title and risk of loss at a specified location, typically shipping point. Revenue recognition from product sales occurs when all factors are met, including transfer of title and risk of loss, which occurs either upon shipment or upon receipt by customers at the location specified in the terms of sale. Other than standard product warranty provisions, sales arrangements provide for no other significant post-shipment obligations. From time to time and for certain customers rebates and other sales incentives, promotional allowances or discounts are offered, typically related to customer purchase volume, all of which are fixed or determinable and are classified as a reduction of revenue and recorded at the time of sale. Griffon provides for sales returns allowances based upon historical returns experience.

        Telephonics earns a substantial portion of its revenue as either a prime or subcontractor from contract awards with the U.S. Government, as well as non-U.S. governments and other commercial customers. These formal contracts are typically long-term in nature, usually greater than one year. Revenue and profits from these long-term fixed price contracts are recognized under the percentage-of-completion method of accounting. Revenue and profits on fixed-price contracts that

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 1—DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

contain engineering as well as production requirements are recorded based on the ratio of total actual incurred costs to date to the total estimated costs for each contract (cost-to-cost method). Using the cost-to-cost method, revenue is recorded at amounts equal to the ratio of actual cumulative costs incurred divided by total estimated costs at completion, multiplied by the total estimated contract revenue, less the cumulative revenue recognized in prior periods. The profit recorded on a contract using this method is equal to the current estimated total profit margin multiplied by the cumulative revenue recognized, less the amount of cumulative profit previously recorded for the contract in prior periods. As this method relies on the substantial use of estimates, these projections may be revised throughout the life of a contract. Components of this formula and ratio that may be estimated include gross profit margin and total costs at completion. The cost performance and estimates to complete on long-term contracts are reviewed, at a minimum, on a quarterly basis, as well as when information becomes available that would necessitate a review of the current estimate. Adjustments to estimates for a contract's estimated costs at completion and estimated profit or loss often are required as experience is gained, and as more information is obtained, even though the scope of work required under the contract may or may not change, or if contract modifications occur. The impact of such adjustments or changes to estimates is made on a cumulative basis in the period when such information has become known. Gross profit is affected by a variety of factors, including the mix of products, systems and services, production efficiencies, price competition and general economic conditions.

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

        For contracts whose anticipated total costs exceed the total expected revenue, an estimated loss is recognized in the period when identifiable. A provision for the entire amount of the estimated loss is recorded on a cumulative basis.

        Amounts representing contract change orders or claims are included in revenue only when they can be reliably estimated and their realization is probable, and are determined on a percentage-of-completion basis measured by the cost-to-cost method.

Accounts receivable, allowance for doubtful accounts and concentrations of credit risk

        Accounts receivable is composed principally of trade accounts receivable that arise primarily from the sale of goods or services on account and is stated at historical cost. A substantial portion of the Company's trade receivables are from customers of Building Products whose financial condition is dependent on the construction and related retail sectors of the economy. In addition, a significant portion of the Company's trade receivables are from one Plastics customer, P&G, whose financial condition is dependent on the consumer products and related sectors of the economy. Telephonics sells its products to domestic and international government agencies, as well as commercial customers. The Company performs continuing evaluations of the financial condition of its customers, and although the Company generally does not require collateral, letters of credit may be required from customers in certain circumstances.

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 1—DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Trade receivables are recorded at the stated amount, less allowance for doubtful accounts. The allowance represents estimated uncollectible receivables associated with potential customer defaults on contractual obligations (usually due to customers' potential insolvency). The allowance for doubtful accounts includes amounts for certain customers where a risk of default has been specifically identified, as well as an amount for customer defaults based on a formula when it is determined the risk of some default is probable and estimable, but cannot yet be associated with specific customers. The provision related to the allowance for doubtful accounts was recorded in selling, general and administrative expenses.

Contract costs and recognized income not yet billed

        Contract costs and recognized income not yet billed consists of amounts accounted for under the percentage of completion method of accounting, recoverable costs and accrued profit that cannot yet be invoiced under the terms of certain long-term contracts. Amounts will be invoiced when applicable contract terms such as the achievement of specified milestones or product delivery, are met.

Inventories

        Inventories, stated at the lower of cost (first-in, first-out or average) or market, include material, labor and manufacturing overhead costs.

        Griffon's businesses typically do not require inventory that is susceptible to becoming obsolete or dated. In general, Telephonics sells products in connection with programs authorized and approved under contracts awarded by the U.S. Government or agencies thereof, either as prime or subcontractor, and in accordance with customer specifications. Plastics primarily produces fabricated materials used by customers in the production of their products and these materials are produced against orders by those customers. Building Products produces garage doors in response to orders from customers of retailers and dealers.

Property, plant and equipment

        Property, plant and equipment includes the historic cost of land, buildings, equipment and significant improvements to existing plant and equipment. Expenditures for maintenance, repairs and minor renewals are expensed as incurred. When property or equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and the gain or loss is realized in income.

        Depreciation expense, which includes amortization of assets under capital leases, was $40,919, $42,061 and $39,333 for the years ended September 30, 2009, 2008 and 2007, respectively, and was calculated on a straight-line basis over the estimated useful lives of the assets. Estimated useful lives for property, plant and equipment are as follows: buildings and building improvements, 25 to 40 years; machinery and equipment, 2 to 15 years and leasehold improvements, over the term of the lease or life of the improvement, whichever is shorter.

        Capitalized interest costs included in property, plant and equipment were $331, $511 and $454 for the years ended September 30, 2009, 2008 and 2007, respectively. The original cost of fully-depreciated property, plant and equipment remaining in use at September 30, 2009 was approximately $182,000.

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 1—DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and indefinite-lived intangibles

        Goodwill is the excess of the acquisition cost of business over the fair value of the identifiable net assets acquired. Goodwill is not amortized, but is subject to an annual impairment test unless during an interim period, impairment indicators, such as a significant change in the business climate, exist.

        The Company performs its annual impairment testing of goodwill in September. The performance of the test involves a two-step process. The first step involves comparing the fair value of the Company's reporting units with the reporting unit's carrying amount, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the present value of expected future cash flows. This method uses the Company's own market assumptions. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. In 2009, all reporting units passed step one, and therefore step two was not performed.

        The Company defines its reporting units as its three segments.

        The Company used five year projections and a 3% terminal value to which discount rates between 11.75% and 12.50% were applied to calculate each unit's fair value. To substantiate the fair values derived from the income approach methodology of valuation, the implied fair value was reconciled to the Company's market capitalization, the results of which supported the implied fair values. Any changes in key assumptions or management judgment with respect to a reporting unit or its prospects, which may result from a decline in Griffon's stock price, a change in market conditions, market trends, interest rates or other factors outside Griffon's control, or significant underperformance relative to historical or project future operating results, could result in a significantly different estimate of the fair value of the reporting units, which could result in a future impairment charge.

        In 2008, based on the results of the annual goodwill impairment testing, all of the goodwill of Building Products was written down due to impairment resulting in a charge of $12.9 million.

        Similar to Goodwill, the Company tests indefinite-lived intangible assets at least annually unless indicators of impairment exist. The Company uses a discounted cash flow method to calculate and compare the fair value of the intangible to its book value. This method uses the Company's own market assumptions which are reasonable and supportable. If the fair value is less than the book value of the indefinite-lived intangibles, an impairment charge would be recognized. There was no impairment related to any indefinite-lived intangible assets in 2009 or 2008.

Definite-lived long-lived assets

        Amortizable intangible assets are carried at cost less accumulated amortization. For financial reporting purposes, definite lived intangible assets are amortized on a straight-line basis over their useful lives, generally eight to twenty-five years. Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 1—DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition.

        The goodwill impairment in 2008 was deemed an indicator of potential impairment of the definite-lived long-lived assets of Building Products. As a result, these assets were tested as a group for impairment in 2008, and again in 2009. For both periods, the future undiscounted cash flows expected to be generated from the use of these assets were substantially greater than the carrying value of the assets, and as such, there was no impairment.

Income taxes

        Income taxes are accounted for under the liability method. Deferred taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. The carrying value of the company's deferred tax assets is dependent upon the Company's ability to generate sufficient future taxable income in certain tax jurisdictions. Should the Company determine that it is more likely than not that some portion of the deferred tax assets will not be realized, a valuation allowance against the deferred tax assets would be established in the period such determination was made.

        Effective October 1, 2007, the Company adopted FASB guidance which prescribes the way companies are to account for uncertainty in income tax reporting, and prescribes methodology for recognizing, reversing and measuring the tax benefits of a tax position expected to be taken, in a tax return. The Company provides for uncertain tax positions and any related interest and penalties based upon Management's assessment of whether a tax benefit is more likely than not of being sustained upon examination by tax authorities. At September 30, 2009 the Company believes that it has appropriately accounted for all unrecognized tax benefits. As a result of adopting this new guidance effective October 1, 2007, the Company recorded a $4,669 increase to reserves as a "cumulative effect" decrease to opening retained earnings. As of September 30, 2009, 2008 and 2007, the Company has recorded unrecognized tax benefits in the amount of $8,138, $11,634 and $21,646, respectively. Accrued interest and penalties related to income tax matters are recorded in the provision for income taxes.

Research and development costs, shipping and handling costs and advertising costs

        Research and development costs not recoverable under contractual arrangements are charged to selling, general and administrative expense as incurred and amounted to $17,800, $17,500 and $16,400 in 2009, 2008 and 2007, respectively.

        Selling, general and administrative expenses include shipping and handling costs of $30,500 in 2009, $37,700 in 2008 and $38,900 in 2007 and advertising costs, which are expensed as incurred, of $15,200 in 2009, $17,800 in 2008 and $17,500 in 2007.

Risk, Retention and Insurance

        The Company's property and casualty insurance programs contain various deductibles that, based on the Company's experience, are typical and customary for a company of its size and risk profile. The Company generally maintains deductibles for claims and liabilities related primarily to workers' compensation, health and welfare claims, general commercial, product and automobile liability and property damage, and business interruption resulting from certain events. The Company does not

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 1—DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

consider any of the deductibles to represent a material risk to the Company. The Company accrues for claim exposures that are probable of occurrence and can be reasonably estimated. Insurance is maintained to transfer risk beyond the level of self-retention and provides protection on both an individual claim and annual aggregate basis.

        In the U.S., the Company currently self-assumes its product and commercial general liability claims up to $500 per occurrence, its workers' compensation claims up to $350 per occurrence, and automobile liability claims up to $250 per occurrence. Third-party insurance provides primary level coverage in excess of these deductible amounts up to certain specified limits. In addition, the Company has excess liability insurance from third-party insurers on both an aggregate and an individual occurrence basis substantially in excess of the limits of the primary coverage.

        The Company has local insurance coverage in Germany and Brazil which is subject to reasonable deductibles. The Company has worldwide excess coverage above these local programs.

Pension Benefits

        Griffon sponsors two defined benefit pension plans for certain employees and retired employees. Annual amounts relating to these plans are recorded based on actuarial projections, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases and turnover rates. The actuarial assumptions used to determine pension liabilities and assets, as well as pension expense, are reviewed on an annual basis when modifications to assumptions are made based on current economic conditions and trends. The expected return on plan assets is determined based on the nature of the plans' investments and expectations for long-term rates of return. The discount rate used to measure obligations is based on a corporate bond spot-rate yield curve that matches projected future benefit payments with the appropriate spot rate applicable to the timing of the projected future benefit payments. The assumptions utilized in recording Griffon's obligations under the defined benefit pension plans are believed to be reasonable based on experience and advice from independent actuaries; however, differences in actual experience or changes in the assumptions may materially affect Griffon's financial position or results of operations.

        The qualified defined benefit plan has been frozen to new entrants since December 2000. Certain employees who were part of the plan prior to December 2000 continue to accrue a service benefit for an additional 10 years, at which time all plan participants will stop accruing service benefits.

Newly issued but not yet effective accounting pronouncements

        In December 2007, the FASB issued new accounting guidance related to the accounting for business combinations. The purpose of the new guidance is to better represent the economic value of a business combination transaction. The new guidance retains the fundamental requirement of the old guidance where the acquisition method of accounting is to be used for all business combinations and for an acquirer to be identified for each business combination. In general the new guidance 1) broadens the old guidance by extending its applicability to all events where one entity obtains control over one or more businesses, 2) broadens the use of the fair value measurements used to recognize the assets acquired and liabilities assumed, 3) changes the accounting for acquisition related fees and restructuring costs incurred in connection with an acquisition and 4) increases required disclosure. The Company anticipates that the adoption of the new guidance, effective for Griffon for

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 1—DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

any business combinations that occur after October 1, 2009, will have an impact on the way in which business combinations are accounted for, however, the impact can only be assessed as each acquisition is consummated.

        In December 2007, the FASB issued new accounting guidance related to the accounting for noncontrolling interests in consolidated financial statements. The new guidance was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way, that is, as equity in the consolidated financial statements. Moreover, the new guidance eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. This new guidance is effective for the Company as of October 1, 2009. The Company is evaluating the potential impact, if any, of the adoption of the new guidance on its consolidated financial statements.

        In March 2008, the FASB issued new guidance which enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: 1) an entity uses derivative instruments, 2) derivative instruments and related hedged items are accounted and 3) derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. Although early adoption is encouraged, the new guidance is effective for the Company as of October 1, 2009. The Company is evaluating the potential impact, if any, of the new guidance on its consolidated financial statements.

        In April 2008, the FASB issued new guidance which amends the factors that should be considered in developing renewal or extension assumptions that are used to determine the useful life of a recognized intangible asset and requires enhanced related disclosures. The new guidance must be applied prospectively to all intangible assets acquired as of and subsequent to years beginning after December 15, 2008, which is the Company's year 2010. The Company is evaluating the potential impact, if any, of the adoption of the new guidance on its consolidated financial statements.

        In May 2008, the FASB issued new guidance to clarify that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) must be separately accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The new guidance is effective for the Company as of October 1, 2009. The Company has convertible debt instruments that will be affected by this guidance and is evaluating the impact of the adoption of the guidance on its consolidated financial statements.

        In October 2009, the FASB issued new guidance on accounting for multiple-deliverable arrangements to enable vendors to accounts for products and services separately rather than as a combined unit. The guidance addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The new guidance will be effective as of the beginning of the annual reporting period commencing after June 15, 2010, and will be adopted by the Company as of October 1, 2010. Early adoption is permitted. The Company is evaluating the potential impact, if any, of the adoption of the new guidance on its consolidated financial statements.

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 2—ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

        In April 2009, the FASB issued new guidance which requires disclosure about fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements. This statement was effective for the Company starting with the interim period ending June 30, 2009, and was applied prospectively as required. The Company has included the required disclosure in this Form 10-K. The adoption of this guidance did not have a material effect on Griffon's consolidated financial statements.

        In June 2009, the FASB issued new guidance which establishes principles and requirements for subsequent events regarding: 1) the period after the balance sheet date during which management shall evaluate events and transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosure that an entity shall make about events or transactions that occurred after the balance sheet date. This statement was effective for the Company starting with the interim period ending June 30, 2009, and was applied prospectively as required. The Company has included the required disclosure in this Form 10-K. The adoption of this guidance did not have a material effect on Griffon's consolidated financial statements.

        In June 2009, the FASB issued new guidance which established the FASB Accounting Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The new guidance became effective for financial statements issued for interim periods ended after September 15, 2009, and were adopted by the Company for this Form 10-K. The adoption of this guidance did not have a material effect on Griffon's consolidated financial statements.

NOTE 3—INVENTORIES

        The following table details the components of inventory:

(in thousands)	At September 30, 2009	At September 30, 2008
Raw materials and supplies	$38,943	$45,583
Work in process	66,741	70,716
Finished goods	33,486	50,859

Total	$139,170	$167,158

NOTE 4—PROPERTY, PLANT AND EQUIPMENT

        The following table details the components of property, plant and equipment, net:

(in thousands)	At September 30, 2009	At September 30, 2008
Land, building and building improvements	$110,617	$108,344
Machinery and equipment	423,742	390,282
Leasehold improvements	23,390	21,832

	557,749	520,458
Accumulated depreciation and amortization	(321,730)	(281,455)

Total	$236,019	$239,003

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 5—GOODWILL AND OTHER INTANGIBLES

        The following table provides changes in carrying value of goodwill by segment through the year ended September 30, 2009:

(in thousands)	At September 30, 2007	Goodwill Impaired in 2008	Other adjustments including currency translations	At September 30, 2008	Other adjustments including currency translations	At September 30, 2009
Telephonics	$18,545	$—	$—	$18,545	$—	$18,545
Clopay Building Products	12,913	(12,913)	—	—	—	—
Clopay Plastic Products	76,959	—	(1,722)	75,237	3,875	79,112

Total	$108,417	$(12,913)	$(1,722)	$93,782	$3,875	$97,657

        The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	At September 30, 2009			At September 30, 2008
(dollar amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$30,650	$5,628	25	$29,507	$4,162
Unpatented technology	2,990	349	15	2,990	150

Total amortizable intangible assets	33,640	5,977	24	32,497	4,312
Trademark	590	—		590	—
Unpatented technology	5,958	—		6,002	—

Total intangible assets	$40,188	$5,977		$39,089	$4,312

        In December 2007, Telephonics acquired certain assets and assumed certain liabilities of a video surveillance systems integration business. The purchase price was $1,750 in cash plus performance-based cash payments over a three-year period up to $1,750. On the date of acquisition, a total of $2,990, which included the purchase price and an estimate for contingent performance-based cash payments, was recorded to Unpatented Technology. Since the acquisition, performance-based cash payments of $18 and zero were paid in 2009 and 2008, respectively.

        Amortization expense for intangible assets subject to amortization was $1,427, $1,574 and $1,764 for the years ended September 30, 2009, 2008 and 2007, respectively. Amortization expense for each of the next five years, based on current intangible balances and classifications, is estimated as follows: 2010—$1,480; 2011—$1,448; 2012—$1,413; 2013—$1,406 and 2014—$1,399.

NOTE 6—DISCONTINUED OPERATIONS

        As a result of the downturn in the residential housing market and the impact on the Installation Services segment, the Company's management originally initiated a plan during 2008 to exit certain markets within the Installation Services segment through the sale or disposition of business units. As part of the decision to exit certain markets, the Company closed three units of the Installation Services segment in 2008.

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

        Subsequently, the Company's Board of Directors approved a plan to exit all other operating activities of the Installation Services segment in 2008, with the exception of two units which were merged into Building Products. As part of this plan, the Company closed one additional unit during the third quarter of 2008, sold nine units to one buyer in the third quarter of 2008 and sold its two remaining units in Phoenix and Las Vegas in the fourth quarter of 2008. The plan met the criteria for discontinued operations classification in accordance with GAAP. Operating results of substantially all of the Installation Services segment have been reported as discontinued operations in the consolidated statements of operations for all periods presented and the Installation Services segment is excluded from segment reporting.

        The following amounts related to the Installation Services segment have been segregated from the Company's continuing operations and are reported as assets and liabilities of discontinued operations in the consolidated balance sheets:

	At September 30, 2009		At September 30, 2008
(in thousands)	Current	Long-term	Current	Long-term
Assets of discontinued operations:
Accounts receivable	$—	$—	$3,414	$—
Prepaid and other current assets	1,576		6,081
Other long-term assets		5,877		8,346

Total assets of discontinued operations	$1,576	$5,877	$9,495	$8,346

Liabilities of discontinued operations:
Accounts payable	$13	$—	$340	$—
Accrued liabilities	4,919	—	14,577	—
Other long-term liabilities		8,784		10,048

Total liabilities of discontinued operations	$4,932	$8,784	$14,917	$10,048

        Installation Services' revenue was $109,400 and $250,900 for 2008 and 2007, respectively. There was no reported revenue in 2009. Disposal costs related to the Installation Services segment of $43,100 were included in discontinued operations in 2008.

NOTE 7—ACCRUED LIABILITIES

        The following table details the components of accrued liabilities:

(in thousands)	At September 30, 2009	At September 30, 2008
Compensation	$31,088	$29,638
Warranties and rebates	7,040	6,894
Insurance	5,024	5,232
Non income taxes	5,738	4,996
Other	12,230	17,690

Total	$61,120	$64,450

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 8—RESTRUCTURING AND OTHER RELATED CHARGES

        In 2009, the Company announced plans to consolidate facilities in its Building Products segment, actions for which are scheduled to be completed in early calendar 2011. The consolidation is expected to produce annual savings of $10 million. The Company estimates that it will incur pre-tax exit and restructuring costs of approximately $12 million, substantially all of which will be cash charges, including approximately $2 million for one-time termination benefits and other personnel costs, $1 million for excess facilities and related costs, and $9 million in other exit costs primarily in connection with production realignment. These charges are expected to be incurred primarily in 2010 and 2011.

        In the latter part of 2007, as a result of the downturn in the residential housing market and the impact on the Building Products segment, a plan, which was substantially completed in 2008, was initiated to restructure operations. This plan included charges for workforce reductions, closure or consolidation of excess facilities and other costs for the closure and relocation of its Tempe, AZ manufacturing facility to Troy, OH.

        A summary of the restructuring and other related charges included in the line item "Restructuring and other related charges" in the Consolidated Statements of Operations recognized for 2007, 2008 and 2009 were as follows:

(in thousands)	Workforce Reduction	Facilities & Exit Costs	Other related Costs	Total
Amounts incurred in:
Year ended September 30, 2007	$677	$922	$902	$2,501
Year ended September 30, 2008	$647	$(11)	$1,974	$2,610
Year ended September 30, 2009	$207	$672	$361	$1,240

        The activity in the restructuring accrual recorded in Accrued liabilities consisted of the following:

(in thousands)	Workforce Reduction	Facilities & Exit Costs	Other related Costs	Total
Accrued liability at September 30, 2007	$639	$727	$177	$1,543
Charges	647	(11)	1,974	2,610
Payments	(1,286)	(485)	(2,151)	(3,922)
Accrued liability at September 30, 2008	—	231	—	231
Charges	207	672	361	1,240
Payments	—	(903)	(361)	(1,264)

Accrued liability at September 30, 2009	$207	$—	$—	$207

NOTE 9—WARRANTY LIABILITY

        The Company offers warranties against product defects for periods ranging from six months to three years, with certain products having a limited lifetime warranty, depending on the specific product and terms of the customer purchase agreement. Typical warranties require the Company to repair or replace the defective products during the warranty period at no cost to the customer. At the time revenue is recognized, Building Products records a liability for warranty costs, estimated based on historical experience. Building Products periodically assesses its warranty obligations and adjusts the liability as necessary. While the Company believes that its liability for product warranties is adequate, the ultimate liability for product warranties could differ materially from estimated warranty costs.

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 9—WARRANTY LIABILITY (Continued)

        Changes in the Company's warranty liability, included in Accrued liabilities, were as follows:

(in thousands)	Fiscal 2009	Fiscal 2008
Balance, beginning of fiscal year	$5,328	$7,868
Warranties issued and charges in estimated pre-existing warranties	5,968	898
Actual warranty costs incurred	(5,589)	(3,438)

Balance, end of fiscal period	$5,707	$5,328

NOTE 10—NOTES PAYABLE, CAPITALIZED LEASES AND LONG-TERM DEBT

        The present value of the net minimum payments on capitalized leases as of September 30, 2009 is as follows:

(in thousands)	At September 30, 2009
Total minimum lease payments	$17,526
Less amount representing interest	(4,398)

Present value of net minimum lease payments	13,128
Current Portion	(946)

Capitalized lease obligation, less current portion	$12,182

        Minimum payments under current capital leases for the next five years are as follows: $1,588 in 2010, $1,436 in 2011, $1,438 in 2012, $1,432 in 2013 and $1,436 in 2014.

        Included in the consolidated balance sheet at September 30, 2009 under property, plant and equipment are cost and accumulated depreciation subject to capitalized leases of $10,450 and $1,268, respectively, and included in other assets are restricted cash and deferred interest charges of $4,629 and $308, respectively. At September 30, 2008, the amounts subject to capitalized leases were $10,450 and $979, respectively, and included in other assets were restricted cash and deferred interest charges of $4,521 and $333, respectively. The capitalized leases carry interest rates from 5.04% to 5.85% and mature from 2010 through 2022.

        In October 2006, a subsidiary of the Company entered into a capital lease totaling $14,290 for real estate it occupies in Troy, Ohio. Approximately $10,000 was used to acquire the building and the remaining amount is restricted for improvements. The lease matures in 2021, bears interest at a fixed rate of 5.1%, is secured by a mortgage on the real estate and is guaranteed by the Company.

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 10—NOTES PAYABLE, CAPITALIZED LEASES AND LONG-TERM DEBT (Continued)

        Debt at September 30 2009 and 2008 consisted of the following:

	At September 30,
(in thousands)	2009	2008
4% convertible subordinated debt	$79,380	$130,000
Note payable to banks—revolving credit	73,925	79,143
Capital lease—real estate	12,978	13,698
Real estate mortgages	7,746	8,175
ESOP loan	5,625	1,880
Capital lease—equipment	150	292

Total debt	179,804	233,188
less: Current portion	(81,410)	(2,258)

Long-term debt	$98,394	$230,930

        Minimum payments under debt agreements for the next five years are as follows: $81,409 in 2010, $1,955 in 2011, $5,119 in 2012, $75,770 in 2013 and $1,916 in 2014.

        In June 2008, Building Products and Plastics entered into a credit agreement for their domestic operations with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which the lenders agreed to provide a five-year, senior secured revolving credit facility of $100,000 (the "Clopay Credit Agreement"). Borrowings under the Clopay Credit Agreement bear interest (3.3% at September 30, 2009) at rates based upon LIBOR or the prime rate and are collateralized by the U.S. stock and assets of Building Products and Plastics. At September 30, 2009 and September 30, 2008, $35,925 and $33,900, respectively, were outstanding under the Clopay Credit Agreement and approximately $32,448 was available for borrowing at September 30, 2009. The Company has been in compliance with all financial covenants under the Clopay Credit Agreement since its inception. The balance of the debt approximates its fair value.

        In March 2008, Telephonics entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which the lenders agreed to provide a five-year, revolving credit facility of $100,000 (the "Telephonics Credit Agreement"). Borrowings under the Telephonics Credit Agreement bear interest (1.9% at September 30, 2009) at rates based upon LIBOR or the prime rate and are collateralized by the stock and assets of Telephonics. At September 30, 2009 and September 30, 2008, $38,000 and $44,500, respectively, were outstanding under the Telephonics Credit Agreement and approximately $56,973 was available for borrowing at September 30, 2009. The Company has been in compliance with all financial covenants under the Telephonics Credit Agreement since its inception. The balance of the debt approximates its fair value.

        The Telephonics Credit Agreement and the Clopay Credit Agreement include various sublimits for standby letters of credit. At September 30, 2009, there was approximately $16,722 of aggregate standby letters of credit outstanding under these credit facilities. Additionally, these agreements limit dividends and advances that these subsidiaries may pay to the parent.

        The Company had outstanding $79,380 of 4% convertible subordinated notes due 2023 (the "Notes") at September 30, 2009. Holders may convert the Notes at a conversion price of $22.41 per share, as adjusted pursuant to the rights offering and subject to possible further adjustment, as defined, which is equal to a conversion rate of approximately 44.6229 shares per $1 principal amount of Notes. The Company has irrevocably elected to pay noteholders at least $1 in cash for each $1 principal

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 10—NOTES PAYABLE, CAPITALIZED LEASES AND LONG-TERM DEBT (Continued)

amount of Notes presented for conversion. The excess of the value of the Company's Common Stock that would have been issuable upon conversion over the cash delivered will be paid to Noteholders in shares of the Company's Common Stock. The fair value is approximately $79 million, which is based upon quoted market price (level 1 inputs). If the stock price remains below the conversion price, it is likely that these notes will be put to the Company in July of 2010, as such they have been classified as a component of Notes payable and current portion of long-term debt.

        During 2009, the Company purchased $50,620 face value of the Notes from certain noteholders for $42,741. The Company recorded a pre-tax gain from debt extinguishment of approximately $7,879, offset by a $519 proportionate reduction in the related deferred financing costs for a net gain of $7,360.

        The Company had outstanding $130,000 of Notes at September 30, 2008.

        The Company's Employee Stock Ownership Plan ("ESOP") has a loan agreement, guaranteed by the Company, which requires payments of principal and interest through the expiration date of September 2012 at which time the balance of the loan and any outstanding interest, will be payable. The primary purpose of this loan, and it predecessor loans was to purchase 547,605 shares of the Company's stock in October 2008. The loan bears interest (1.54% at September 30, 2009) at rates based upon the prime rate or LIBOR. The balance of the loan was $5,625 as of September 30, 2009, and the outstanding balance approximates fair value.

        Real estate mortgages bear interest at rates from 6.3% to 6.6% with maturities extending through 2016 and are collateralized by real property whose carrying value at September 30, 2009 aggregated approximately $11,200. These mortgages approximate fair value.

NOTE 11—EMPLOYEE BENEFIT PLANS

        The Company offers defined contribution plans to most of its U.S. employees. In addition to employee contributions to the plans, the Company makes contributions based upon various percentages of compensation and/or employee contributions, which were $5,800 in 2009, $9,800 in 2008 and $10,300 in 2007.

        The Company also has a qualified and a non-qualified defined benefit plan covering certain employees with benefits based on years of service and employee compensation. Griffon adopted the FASB amendments on September 30, 2007, which required the Company to recognize the funded status of its defined benefit plans in the Consolidated Balance Sheets with a corresponding adjustment to Accumulated other comprehensive income, net of tax. Over time, these amounts will be recognized as part of net periodic pension costs in the Consolidated Statements of Operations.

        Griffon is responsible for overseeing the management of the investments of the qualified defined benefit plan and uses the service of an investment manager to manage these assets based on agreed upon risk profiles set by Griffon management. The primary objective of the qualified defined benefit plan is to secure participant retirement benefits. As such, the key objective in this plan's financial management is to promote stability and, to the extent appropriate, growth in the funded status. Financial objectives are established in conjunction with a review of current and projected plan financial requirements. The fair value of a majority of the plan assets were determined by the plans' trustee using quoted market prices identical instruments (level 1 inputs) as of September 30, 2009. The fair value of various other investments were determined by the plan's trustee using direct observable market corroborated inputs, including quoted market prices for similar assets (level 2 inputs).

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 11—EMPLOYEE BENEFIT PLANS (Continued)

        The qualified defined benefit plan has been frozen to new entrants since December 2000. Certain employees who were part of the plan prior to December 2000 continue to accrue a service benefit for an additional 10 years, at which time all plan participants will stop accruing service benefits. A 10% change in the discount rate, average wage increase or return on assets would not have a material effect on the financial statements of the Company.

        The non-qualified supplemental executive retirement plan is supported by the general assets of Griffon.

        Griffon uses judgment to estimate the assumptions used in determining the future liability of the plan, as well as the investment returns on the assets invested for the plan. The expected return on assets assumption used for pension expense was developed through analysis of historical market returns, current market conditions and the past experience of plan asset investments. The discount rate assumption is determined by developing a yield curve based on high quality bonds with maturities matching the plans' expected benefit payment stream. The plans' expected cash flows are then discounted by the resulting year-by-year spot rates.

        Net periodic costs were as follows:

	Defined Benefits for the Years Ended September 30,			Supplemental Benefits for the Years Ended September 30,
(in thousands)	2009	2008	2007	2009	2008	2007
Net periodic benefit costs
Service cost	$425	$520	$626	$22	$137	$621
Interest cost	1,638	1,571	1,528	2,586	2,432	2,200
Expected return on plan assets	(1,723)	(2,081)	(1,794)	—	—	—
Amortization of:
Prior service costs	9	9	9	328	328	313
Actuarial (gain) loss	325	135	522	596	821	1,988
Transition obligation	(1)	(1)	(1)	—	—	—

Total net periodic benefit costs	$673	$153	$890	$3,532	$3,718	$5,122

        The tax benefits in 2009, 2008 and 2007 for the amortization of pension costs in other comprehensive income were $117, $50 and $186, respectively.

        The estimated net actuarial loss and prior service cost that will be amortized from Accumulated other comprehensive income into net periodic pension cost during 2010 are $2,050 and $337, respectively.

        The weighted-average assumptions used in determining the net periodic benefit costs were as follows:

	Defined Benefits for the Years Ended September 30,			Supplemental Benefits for the Years Ended September 30,
	2009	2008	2007	2009	2008	2007
Discount rate	7.50%	6.30%	5.85%	7.50%	6.30%	5.85%
Average wage increase	3.50%	3.50%	3.50%	5.00%	5.00%	5.00%
Expected return on assets	8.50%	8.50%	8.50%	—	—	—

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 11—EMPLOYEE BENEFIT PLANS (Continued)

        Plan assets and benefit obligation of the defined benefit plans were as follows:

	Defined Benefits at September 30,		Supplemental Benefits at September 30,
(in thousands)	2009	2008	2009	2008
Change in benefit obligation
Benefit obligation at beginning of fiscal year	$22,263	$25,283	$36,429	$40,368
Benefits earned during the year	425	520	22	137
Interest cost	1,638	1,571	2,586	2,432
Benefits paid	(1,251)	(1,041)	(3,899)	(2,849)
Actuarial (gain) loss	6,728	(4,070)	6,494	(3,659)

Benefit obligation at end of fiscal year	29,803	22,263	41,632	36,429

Change in Plan Assets
Fair value of plan assets at beginning of fiscal year	20,442	24,325	—	—
Actual return on plan assets	(365)	(3,851)	—	—
Company contributions	1,051	1,009	3,899	2,849
Benefits paid	(1,251)	(1,041)	(3,899)	(2,849)

Fair value of plan assets at end of fiscal year	19,877	20,442	—	—

Projected benefit obligation in excess of plan assets	$(9,926)	$(1,821)	$(41,632)	$(36,429)

Amounts recognized in the statement of financial position consist of:
Accrued liabilities	$(876)	$(853)	$(3,898)	$(3,904)
Other liabilities (long-term)	(9,050)	(968)	(37,734)	(32,525)

Total Liabilites	(9,926)	(1,821)	(41,632)	(36,429)

Net actuarial losses	14,189	5,698	18,833	12,935
Prior service cost	33	43	939	1,266
Net asset at transition, other	—	(1)	—	—
Deferred taxes	(4,978)	(2,009)	(6,920)	(4,970)

Total Accumulated other comprehensive (earnings) loss, net of tax	9,244	3,731	12,852	9,231

Net amount recognized at September 30,	$(682)	$1,910	$(28,780)	$(27,198)

Accumulated benefit obligations	$29,674	$22,153	$41,317	$36,113

Information for plans with accumulated benefit obligations in excess of plan assets:
ABO	$29,674	$22,153	$41,317	$36,113
PBO	29,803	22,263	41,632	36,429
Fair value of plan assets	19,877	20,442	—	—

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 11—EMPLOYEE BENEFIT PLANS (Continued)

        The weighted-average assumptions used in determining the benefit obligations were as follows:

	Defined Benefits at September 30,		Supplemental Benefits at September 30,
	2009	2008	2009	2008
Discount rate	5.60%	7.50%	5.00%	7.50%
Average wage increase	3.50%	3.50%	5.00%	5.00%

        The actual and weighted-average assets allocation for qualified benefit plans were as follows:

	At September 30,
	2009	2008	Target
Equity securities	0.0%	58.0%	54.0%
Fixed income	91.7%	33.0%	44.0%
Other	8.3%	9.0%	2.0%

Total	100.0%	100.0%	100.0%

        Estimated future benefit payments to retirees, which reflect expected future service, are as follows:

(in thousands) For the fiscal years ending September	Defined Benefits	Supplemental Benefits
2010	$876	$3,898
2011	940	3,898
2012	1,115	3,898
2013	1,262	3,898
2014	1,378	3,898
2015 through 2019	8,422	17,049

        The Company expects to contribute $3,800 to the Defined Benefit plan in 2010, in addition to the $3,898 in payments related to the Supplemental Benefits that will be funded from the general assets of Griffon.

        The Company has an ESOP that covers substantially all domestic employees. Shares of the ESOP which have been allocated to employee accounts are charged to expense based on the fair value of the shares transferred and are treated as outstanding in earnings per share. Compensation expense under the ESOP was $796 in 2009, $338 in 2008 and $740 in 2007. The cost of the shares held by the ESOP and not yet allocated to employees is reported as a reduction of Shareholders' Equity. In connection with the rights offering in September 2008, the ESOP purchased 74,100 shares underlying rights associated with the unallocated shares of the ESOP. The ESOP shares were as follows:

	At September 30,
	2009	2008
Allocated shares	2,126,058	2,169,523
Unallocated shares	780,697	190,832

	2,906,755	2,360,355

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 12—INCOME TAXES

        Income taxes have been based on the following components of Income before taxes and discontinued operations:

	For the Years Ended September 30,
(in thousands)	2009	2008	2007
Domestic	$16,661	$(14,019)	$26,004
Non-U.S.	9,345	18,401	15,432

	$26,006	$4,382	$41,436

        Provision (benefit) for income taxes on income from continuing operations was comprised of the following:

	For the Years Ended September 30,
(in thousands)	2009	2008	2007
Current	$4,831	$4,082	$23,275
Deferred	(826)	212	(10,004)

Total	$4,005	$4,294	$13,271

U.S. Federal	$3,302	$7,170	$9,070
State and local	1,543	1,105	2,465
Non-U.S.	(840)	(3,981)	1,736

Total provision	$4,005	$4,294	$13,271

        The Company's income tax provision (benefit) included benefits of $1,387 in 2009, $11,422 in 2008 and $1,426 in 2007 reflecting the reversal of previously recorded tax liabilities primarily due to the resolution of various tax audits and due to the closing of certain statutes for prior years' tax returns.

        Included in Prepaids and other current assets are tax receivable amounts of $6,074 and $18,035 at September 30, 2009 and 2008, respectively.

        Differences between the effective income tax rate applied to income from continuing operations and U.S. Federal income statutory rate were as follows:

	For the Years Ended September 30,
(in thousands)	2009	2008	2007
U.S. Federal income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of Federal benefit	3.6	(8.7)	2.7
Non-U.S. taxes	(15.8)	21.3	(4.7)
German income tax rate adjustment	—	—	(2.4)
Settlement of tax contingencies	(0.8)	(208.5)	(2.7)
Non-deductible goodwill	—	103.1	—
Non-U.S. dividends	3.2	42.7	4.8
Valuation allowance	(11.2)	95.8	—
Meals and entertainment	0.8	5.9	0.7
Non-U.S. purchase price adjustment	—	9.7	—
Other	0.6	1.7	(1.4)

Effective tax rate from continuing operations	15.4%	98.0%	32.0%

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 12—INCOME TAXES (Continued)

        The tax effect of temporary differences that give rise to future deferred tax assets and liabilities are as follows:

	At September 30,
(in thousands)	2009	2008
Deferred tax assets:
Bad debt reserves	$1,323	2,704
Inventory reserves	5,469	5,532
Deferred compensation	23,361	17,690
Compensation benefits	281	2,690
Insurance reserve	3,263	4,122
Interest carryforward	—	2,154
Restructuring reserve	578	2,532
Warranty reserve	2,665	2,646
Net operating loss and foreign tax credit	12,154	13,284
Other reserves and accruals	1,197	1,589

	50,291	54,943
Valuation allowance	(4,726)	(8,040)

Total deferred tax assets	45,565	46,903
Deferred tax liabilities:
Deferred income	(3,350)	(513)
Goodwill	(6,770)	(5,942)
Depreciation and amortization	(14,841)	(16,651)
Interest	(10,431)	(13,380)
Other	(1,424)	(1,302)

Total deferred tax liabilities	(36,816)	(37,788)

Net deferred tax assets	$8,749	$9,115

        During 2009 the valuation allowance decreased $3,314 due to the use and expected future benefit of foreign tax credits.

        The components of the net deferred tax asset (liability), by balance sheet account, were as follows:

	At September 30,
(in thousands)	2009	2008
Prepaid and other current assets	$10,024	$6,139
Other assets	8,590	3,095
Other liabilities	(11,475)	(7,424)
Assets of discontinued operations	1,610	7,305

Net deferred tax assets	$8,749	$9,115

        The Company has not recorded deferred income taxes on the undistributed earnings of its non-U.S. subsidiaries because of management's ability and intent to indefinitely reinvest such earnings

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 12—INCOME TAXES (Continued)

outside the U.S. At September 30, 2009, the Company's share of the undistributed earnings of the non-U.S. subsidiaries amounted to approximately $43,000.

        At September 30, 2009 and 2008, the Company had no loss carryforwards for federal tax purposes and had loss carryforwards for non-U.S. tax purposes of $17,141 and $15,303, respectively. The non-U.S. loss carryforwards of $17,141 are available for carryforward indefinitely.

        The Company had State and local loss carryforwards at September 30, 2009 and 2008 of $2,900 and $1,800, respectively, which expire in varying amounts through 2029.

        The Company had foreign tax credit carryforwards of $6,326 and $8,040 at September 30, 2009 and 2008, respectively, which are available for use through 2018.

        The Company files U.S. Federal, state and local tax returns, as well as Germany, Canada, Brazil and Sweden non-U.S. jurisdiction tax returns. The Company's U.S. federal income tax returns are no longer subject to income tax examination for years before 2006, the Company's German income tax returns are no longer subject to income tax examination for years before 2006 and the Company's major U.S. state and other non-U.S. jurisdictions are no longer subject to income tax examinations for years before 2000. Various U.S. state and non-U.S. statutory tax audits are currently underway. The Company does not believe that its unrecognized tax benefits will materially change within the next twelve months.

        The following is a roll forward of the unrecognized tax benefits activity:

(in thousands)
Balance at October 1, 2007	$21,646
Additions based on tax positions related to the current year	1,244
Reductions based on tax positions related to prior years	(10,086)
Lapse of statutes	(1,066)
Settlements	(104)

Balance at September 30, 2008	11,634
Additions based on tax positions related to the current year	1,395
Reductions based on tax positions related to prior years	(358)
Lapse of statutes	(895)
Settlements	(3,638)

Balance at September 30, 2009	$8,138

        If recognized, the amount of potential tax benefits net of federal benefit that would impact the Company's effective tax rate is $6,580. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. At September 30, 2009 and 2008, the combined amount of accrued interest and penalties related to tax positions taken or to be taken on Griffon's tax returns and recorded as part of the reserves for uncertain tax positions was $1,407 and $1,982, respectively.

NOTE 13—STOCKHOLDERS' EQUITY AND EQUITY COMPENSATION

        In August 2008, the Company's Board of Directors authorized a 20 million share common stock rights offering to its shareholders in order to raise equity capital for general corporate purposes and to

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 13—STOCKHOLDERS' EQUITY AND EQUITY COMPENSATION (Continued)

fund future growth. The rights had an exercise price of $8.50 per share. In conjunction with the rights offering, GS Direct, L.L.C. ("GS Direct"), an affiliate of Goldman Sachs, agreed to back stop the rights offering by purchasing, on the same terms, any and all shares not subscribed through the exercise of rights. GS Direct also agreed to purchase additional shares of common stock at the rights offering price if it did not acquire a minimum of 10 million shares of common stock as a result of its back stop commitment. The Company received a total of $248.6 million in gross proceeds from the rights offering and issued 29.2 million shares as follows: In September 2008, the Company received $241.3 million of gross proceeds, and issued 28.4 million shares, from the first closing of its rights offering and the closing of the related investments by GS Direct and by the Company's Chief Executive Officer; in October 2008, an additional $5.3 million of rights offering proceeds were received, and 620,486 shares were issued, in connection with the second closing of the rights offering; and in April 2009, $2.0 million of rights offering proceeds were received, and 233,298 shares were issued, in connection with the rights offering.

        The Company expenses the fair value of equity compensation grants over the related vesting period. Compensation cost related to stock-based awards with graded vesting are amortized using the straight-line attribution method. Options for an aggregate of 1,375,000 shares of Common Stock were previously authorized for grant under the Company's 2001 Stock Option Plan at September 30, 2009. As of September 30, 2009, options for 89,774 shares remain available for future grants under this plan. The plan provides for the granting of options at an exercise price of not less than 100% of the fair market value at the date of grant. Options generally expire ten years after date of grant and become exercisable in equal installments over two to four years.

        During 2006, shareholders approved the Griffon Corporation 2006 Equity Incentive Plan ("Incentive Plan") under which awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares and deferred shares may be granted. Options under the Incentive Plan generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The shareholders approved an amendment to the Incentive Plan in 2009. The maximum number of shares of common stock available for award under the Incentive Plan is 7,750,000. The number of shares available under the Incentive Plan is reduced by a factor of two-to-one for awards other than stock options. If the remaining shares available under the Incentive Plan at September 30, 2009 were awarded through stock options, 3,720,440 shares would be issued or if the remaining shares were awarded as restricted stock, 1,860,220 shares would be issued.

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 13—STOCKHOLDERS' EQUITY AND EQUITY COMPENSATION (Continued)

        A summary of stock option activity for the years ended September 30, 2009, 2008 and 2007 is as follows:

	Options
($ in thousands, except per share data)	Shares	Weighted Average Exercise Price	Aggregated Intrinsic Value	Weighted Average Contractual Term (Years)
Outstanding at October 1, 2006	2,845,586	$13.74
Granted	34,000	15.92
Exercised	(628,307)	14.15	$2,665
Forfeited/expired	(42,506)	22.48

Outstanding at September 30, 2007	2,208,773	13.49	7,483	4.0

Exercisable at September 30, 2007	2,050,460	12.76	7,483	3.6
Outstanding at October 1, 2007	2,208,773	13.49
Granted	25,000	14.19
Exercised	—
Forfeited/expired	(832,882)	11.08

Outstanding at September 30, 2008	1,400,891	13.87	670	4.5

Exercisable at September 30, 2008	1,329,066	13.40	670	4.3

Outstanding at October 1, 2008	1,400,891	13.87
Granted	350,000	20.00
Exercised	(33,000)	6.12	109
Forfeited/expired	(27,552)	20.55

Outstanding at September 30, 2009	1,690,339	15.18	980	4.6

Exercisable at September 30, 2009 through:
September 30, 2010	550
September 30, 2011	386,650
September 30, 2012	232,500
September 30, 2013	202,726
September 30, 2014	163,000
September 30, 2015	225,038
September 30, 2016	78,500
September 30, 2017	14,750
September 30, 2018	116,667

Total Exercisable	1,420,381	$14.21	$980	3.9

($ in thousands, except per share data)

	Options Outstanding				Options Exercisable
Range of Exercises Prices	Shares	Weighted Average Exercise Price	Aggregated Intrinsic Value	Weighted Average Contractual Term (Years)	Shares	Weighted Average Exercise Price	Aggregated Intrinsic Value	Weighted Average Contractual Term (Years)
$6.17 to $6.33	57,200	6.33	$214	1.1	57,200	6.33	$214	1.1
$7.75 to $11.14	505,000	8.92	766	1.8	505,000	8.92	766	1.8
$12.39 to $17.23	475,764	14.73	—	4.5	464,014	14.73	—	4.4
$19.49 to $26.06	652,375	21.13	—	7.3	394,167	21.51	—	6.4

Totals	1,690,339		$980		1,420,381		$980

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 13—STOCKHOLDERS' EQUITY AND EQUITY COMPENSATION (Continued)

        Unrecognized compensation expense related to non-vested options was $506 at September 30, 2009 and will be recognized over a weighted average vesting period of 1.1 years. The fair value of options vested during the years ended September 30, 2009, 2008 and 2007 were $631, $775 and $801, respectively.

        A summary of restricted stock activity for the years ended September 30, 2009, 2008 and 2007 is as follows:

	Restricted Stock
($ in thousands, except per share data)	Shares	Weighted Average Grant Price	Aggregated Intrinsic Value*	Weighted Average Contractual Term (Years)
Outstanding at October 1, 2006	309,326	$23.96	$58	4.5
Granted	15,704	15.92	250
Fully Vested	(67,775)	23.84	1,180
Forfeited	—	—	—

Outstanding at September 30, 2007	257,255	23.51	97	3.4
Granted	300,000	8.98	2,694
Fully Vested	(98,255)	22.38	3,252
Forfeited	—	—	—

Outstanding at September 30, 2008	459,000	14.25	11	2.8
Granted	1,202,500	8.38	10,077
Fully Vested	(53,000)	24.20	511
Forfeited	(6,000)	9.30	56

Outstanding at September 30, 2009	1,602,500	9.53	$2,414	3.1

*
Aggregated intrinsic value at the date the shares were outstanding, granted, vested or forfeited, as applicable.

        Unrecognized compensation expense related to non-vested shares of restricted stock was $12,211 at September 30, 2009 and will be recognized over a weighted average vesting period of 3.0 years.

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

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 13—STOCKHOLDERS' EQUITY AND EQUITY COMPENSATION (Continued)

        The Company has an Outside Director Stock Award Plan (the "Outside Director Plan"), which was approved by the shareholders in 1994, under which 330,000 shares may be issued to non-employee directors. Annually, each eligible director is awarded shares of the Company's Common Stock having a value of $10, which vests over a three-year period. For shares issued under the Outside Director Plan, the fair market value of the shares at the date of issuance is recognized as compensation expense over the vesting period. In 2009, 2008 and 2007, 12,732, 12,155 and 4,680 shares, respectively, were issued under the Outside Director Plan.

        At September 30, 2009, a total of approximately 7,282 shares of the Company's authorized Common Stock were reserved for issuance in connection with stock compensation plans.

        In accordance with the terms of an employment agreement, in October 2008, the Company's Chief Executive Officer received a restricted stock grant of 75,000 shares of Common Stock, which vests in April 2011. The fair value of the restricted stock on the date of grant was $675. In addition, the Company's Chief Executive Officer received a ten-year option to purchase 350,000 shares of Common Stock at an exercise price of $20 per share. The closing stock price on date of grant was $9.00 and the grant vests in three equal annual installments beginning April 2009. The fair value of the options on the date of grant was $721 or $2.06 per share.

        In March 2009, the Company's Chief Executive Officer received a restricted stock grant of 675,000 shares of Common Stock, which vests in March 2013. The fair value of the restricted stock on the date of grant was $5,063 or $7.50 per share.

        In addition to the above 2009 grants, the Company granted to employees 446,500 shares of restricted stock during 2009, each with 4 year cliff vesting, with a total fair value of $4,282, or a weighted average fair value of $9.59 per share.

        On November 18, 2009, the Company granted to employees 237,500 shares of restricted stock each with 4 year cliff vesting, with a total fair value of $2,249 or a fair value of $9.47 per share.

        The fair value of restricted stock and option grants is amortized over the respective vesting periods.

        Using historical data as of the grant dates, the fair value of the 2009, 2008 and 2007 option grants was estimated as of the grant dates using the Black-Scholes option pricing model with the following weighted average assumptions:

	2009 Grant	2008 Grant	2007 Grant
Risk-free interest rate	3.04%	4.09%	4.59%
Dividend yield	0.00%	0.00%	0.00%
Expected life (years)	7.0	7.0	7.0
Volatility	38.98%	40.00%	40.00%
Option exercise price	$20.00	$14.19	$15.92
Fair value of options granted	$2.06	$6.89	$7.95

        For the years ended September 30, 2009, 2008 and 2007, stock based compensation expense totaled $4,145, $3,327 and $2,412, respectively.

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 14—ACCUMULATED OTHER COMPREHENSIVE INCOME

        The components of Accumulated other comprehensive income were:

	At September 30,
(in thousands)	2009	2008	2007
Foreign currency translation adjustment	$50,266	$38,431	$45,089
Minimum pension liability	(22,096)	(12,962)	(15,567)

Accumulative other comprehensive income	$28,170	$25,469	$29,522

NOTE 15—COMMITMENTS AND CONTINGENT LIABILITIES

Operating leases

        The Company rents real property and equipment under operating leases expiring at various dates. Most of the real property leases have escalation clauses related to increases in real property taxes. Rent expense for all operating leases totaled approximately $24,700, $32,400 and $31,600 in 2009, 2008 and 2007, respectively. The Company has engaged in sale-leaseback transactions for various manufacturing equipment used at selected U.S. locations. Net proceeds received from these transactions, classified as operating leases, for the years ended September 30, 2009, 2008 and 2007 were zero, $4,791, and $1,751, respectively. Aggregate future minimum lease payments for operating leases at September 30, 2009 are $20,000 in 2010, $13,000 in 2011, $10,000 in 2012, $7,000 in 2013, $3,000 in 2014 and $3,000 thereafter.

Legal and environmental

        Department of Environmental Conservation of New York State ("DEC"), with ISC Properties, Inc. Lightron Corporation ("Lightron"), a wholly-owned subsidiary of the Company, once conducted operations at a location in Peekskill in the Town of Cortlandt, New York (the "Peekskill Site") owned by ISC Properties, Inc. ("ISC"), a wholly-owned subsidiary of the Company. ISC sold the Peekskill Site in November 1982.

        Subsequently, the Company was advised by the DEC that random sampling at the Peekskill Site and in a creek near the Peekskill Site indicated concentrations of solvents and other chemicals common to Lightron's prior plating operations. ISC then entered into a consent order with the DEC in 1996 (the "Consent Order") to perform a remedial investigation and prepare a feasibility study. After completing the initial remedial investigation pursuant to the Consent Order, ISC was required by the DEC, and did conduct accordingly over the next several years, supplemental remedial investigations, including soil vapor investigations, under the Consent Order.

        In April 2009, the DEC advised ISC's representatives that both the DEC and the New York State Department of Health had reviewed and accepted an August 2007 Remedial Investigation Report and an Additional Data Collection Summary Report dated January 30, 2009. With the acceptance of these reports, ISC completed the Remedial Investigation required under the Consent Order and was authorized, accordingly, by the DEC to conduct the Feasibility Study required by the Consent Order. Pursuant to the requirements of the Consent Order and its obligations thereunder, ISC, without acknowledging any responsibility to perform any remediation at the Site, submitted to the DEC in August 2009, a draft Feasibility Study which recommended for the soil, groundwater and sediment medias, remediation alternatives having a current net capital cost value, in the aggregate, of

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 15—COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

approximately $5 million. ISC will be resubmitting a revised draft to respond to comments received from the DEC on October 20, 2009.

U.S. Government investigations and claims

        Defense contracts and subcontracts, including the Company's contracts and subcontracts, are subject to audit and review by various agencies and instrumentalities of the United States government, including among others, the Defense Contract Audit Agency ("DCAA"), the Defense Contract Investigative Service ("DCIS"), and the Department of Justice which has responsibility for asserting claims on behalf of the US government. In addition to ongoing audits, pursuant to an administrative subpoena the Company is currently providing information to the U.S. Department of Defense Office of the Inspector General. No claim has been asserted against the Company, and the Company is unaware of any material financial exposure in connection with the Inspector General's inquiry.

        In general, departments and agencies of the U.S. Government have the authority to investigate various transactions and operations of the Company, and the results of such investigations may lead to administrative, civil or criminal proceedings, the ultimate outcome of which could be fines, penalties, repayments or compensatory or treble damages. U.S. Government regulations provide that certain findings against a contractor may lead to suspension or debarment from future U.S. Government contracts or the loss of export privileges for a company or an operating division or subdivision. Suspension or debarment could have material adverse effect on Telephonics because of its reliance on government contracts.

Contingent acquisition purchase price liabilities

        In connection with certain acquisitions, the Company has recorded contingent consideration of $2,861 and $3,461 at September 30, 2009 and 2008, respectively, included in other liabilities.

General legal

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

NOTE 16—EARNINGS PER SHARE

Earnings per share (EPS)

        The rights offering discussed in the Stockholders' Equity and Equity Compensation footnote contained a bonus element to existing shareholders that required the Company to adjust the shares used in the computation of basic and fully-diluted weighted-average shares outstanding for all periods

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 16—EARNINGS PER SHARE (Continued)

presented prior to the offering. Basic and diluted EPS from continuing operations for the years ended September 30, 2009, 2008 and 2007 were determined using the following information:

	For the Years Ended September 30,
(Shares in thousands)	2009	2008	2007
Weighted average shares outstanding—basic	58,699	32,667	32,405
Incremental shares from 4% convertible notes	—	—	22
Incremental shares from stock based compensation	303	169	930

Weighted average shares outstanding—diluted	59,002	32,836	33,357

Anti-dilutive options excluded from diluted EPS computation	1,305	980	633

NOTE 17—RELATED PARTIES

        Simultaneously with the closing of the September 2008 rights offering and related investment by GS Direct, two employees of GS Direct joined the Company's Board of Directors. Prior to the rights offering, the Company had retained an affiliated entity of GS Direct, for financial advisory services, and paid or incurred expenses of approximately $2,432 and $250 during the years ended September 30, 2008 and 2007, respectively.

NOTE 18—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        Quarterly results of operations for the years ended September 30, 2009 and 2008 were as follows:

			Continuing Operations			Net Income (loss)
(in thousands, except per share data)			Income (loss)	Per Share —Basic	Per Share —Diluted		Per Share —Basic	Per Share —Diluted
Quarter ended	Revenue	Gross Profit				Income (loss)
2009
December 31, 2008	$302,334	$58,957	$4,271	$0.07	$0.07	$4,274	$0.07	$0.07
March 31, 2009	276,087	53,975	(1,503)	(0.03)	(0.03)	(854)	(0.02)	(0.02)
June 30, 2009	287,385	66,286	6,892	0.12	0.12	6,941	0.12	0.12
September 30, 2009	328,244	77,905	12,341	0.21	0.21	12,430	0.22	0.22

	$1,194,050	$257,123	$22,001	$0.37	$0.37	$22,791	$0.39	$0.39

2008
December 31, 2007	$294,802	$64,758	$1,539	$0.05	$0.05	$(1,355)	$(0.04)	$(0.04)
March 31, 2008	298,571	57,450	(4,146)	(0.13)	(0.13)	(21,369)	(0.66)	(0.66)
June 30, 2008	322,267	73,380	9,356	0.29	0.29	(9,800)	(0.30)	(0.30)
September 30, 2008	353,665	77,409	(6,661)	(0.21)	(0.21)	(7,979)	(0.24)	(0.24)

	$1,269,305	$272,997	$88	$0.00	$0.00	$(40,503)	$(1.24)	$(1.24)

Notes to Quarterly Financial Information (unaudited):

  •
  Earnings (loss) per share are computed independently for each quarter and year presented; as such the sum of the quarters may not be equal to the full year amounts.

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 18—QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued)

  •
  Income (loss) from continuing operations and Net income (loss), and the related per share earnings, for the three months and year ended September 30, 2008, included a $12,913 Building Products goodwill write-off.

  •
  Income (loss) from continuing operations and Net income (loss), and the related per share earnings, included restructuring and other related charges related to Building Products of $1,691, $701, $38 and $1,202 for the three-month periods ended December 31, 2007, March 31, 2008, June 30, 2009 and September 30, 2009, respectively and $2,610 and $1,240 for the years ended September 30, 2008 and 2009, respectively.

NOTE 19—BUSINESS SEGMENTS

        The Company's reportable business segments are as follows:

  •
  Telephonics high-technology engineering and manufacturing capabilities provide integrated information, communication and sensor system solutions to military and commercial markets worldwide.

  •
  Building Products is a leading manufacturer and marketer of residential, commercial and industrial garage doors to professional installing dealers and major home center retail chains.

  •
  Plastics is an international leader in the development and production of embossed, laminated and printed specialty plastic films used in a variety of hygienic, health-care and industrial applications.

        The Company evaluates performance and allocates resources based on operating results before interest income or expense, income taxes and certain nonrecurring items of income or expense.

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 19—BUSINESS SEGMENTS (Continued)

        Information on the Company's business segments is as follows:

GRIFFON CORPORATION
REVENUE, INCOME & OTHER DATA BY SEGMENT

(in thousands)	For the Years Ended September 30,
REVENUE	2009	2008	2007
Telephonics	$387,881	$366,288	$472,549
Clopay Building Products	393,414	435,321	486,606
Clopay Plastic Products	412,755	467,696	406,574

Total consolidated net sales	$1,194,050	$1,269,305	$1,365,729

INCOME BEFORE TAXES AND DISCONTINUED OPERATIONS
Segment operating profit (loss):
Telephonics	$34,883	$32,862	$45,888
Clopay Building Products	(11,326)	(17,444)	7,117
Clopay Plastic Products	24,072	20,620	17,263

Total segment operating profit	47,629	36,038	70,268
Unallocated amounts	(20,960)	(21,281)	(17,823)
Gain from debt extinguishment, net	7,360	—	—
Net interest expense	(8,023)	(10,375)	(11,009)

Income before taxes and discontinued operations	$26,006	$4,382	$41,436

Unallocated amounts typically include general corporate expenses not attributable to reportable segment.

DEPRECIATION and AMORTIZATION
Segment:
Telephonics	$6,657	$6,753	$5,800
Clopay Building Products	13,223	12,071	11,041
Clopay Plastic Products	21,930	22,638	20,986

Total segment	41,810	41,462	37,827
Corporate	536	1,461	1,631

Total consolidated depreciation and amortization	$42,346	$42,923	$39,458

CAPITAL EXPENDITURES
Segment:
Telephonics	$7,564	$5,862	$5,428
Clopay Building Products	7,560	8,227	15,596
Clopay Plastic Products	16,801	38,718	8,634

Total segment	31,925	52,807	29,658
Corporate	772	309	79

Total consolidated capital expenditures	$32,697	$53,116	$29,737

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 19—BUSINESS SEGMENTS (Continued)

ASSETS	At September 30, 2009	At September 30, 2008	At September 30, 2007
Segment assets:
Telephonics	$271,809	$251,016	$241,639
Clopay Building Products	169,251	197,740	217,744
Clopay Plastic Products	364,626	356,635	351,314

Total segment assets	805,686	805,391	810,697
Corporate (principally cash and equivalents)	339,190	348,334	72,666

Total continuing assets	1,144,876	1,153,725	883,363
Assets from discontinued operations	531	17,841	76,495

Consolidated total	$1,145,407	$1,171,566	$959,858

        Segment information by geographic region was as follows:

	For the Years Ended September 30,
REVENUE BY GEOGRAPHIC AREA	2009	2008	2007
United States	$827,009	$853,692	$978,220
Germany	97,879	110,900	83,446
Canada	69,198	64,378	57,759
Brazil	41,566	44,019	34,526
United Kingdom	17,594	23,276	33,893
All other countries	140,804	173,040	177,885

Consolidated revenue	$1,194,050	$1,269,305	$1,365,729

PROPERTY, PLANT & EQUIPMENT BY GEOGRAPHIC AREA	At September 30, 2009	At September 30, 2008	At September 30, 2007
United States	$150,132	$151,733	$128,595
Germany	64,503	67,800	79,132
All other countries	21,384	19,470	22,505

Consolidated property, plant and equipment	$236,019	$239,003	$230,232

        Plastics sales to P&G were approximately $224,000 in 2009, $262,000 in 2008 and $218,000 in 2007. Telephonics' sales to the United States Government and its agencies, either as a prime contractor or subcontractor, aggregated approximately $276,000 in 2009, $257,000 in 2008 and $375,000 in 2007.

NOTE 20—OTHER INCOME (EXPENSE)

        Other income (expense) included $(392), $(5) and $1,570 for the years ended September 30, 2009, 2008 and 2007, respectively, of currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of the Company and its subsidiaries.

NOTE 21—SUBSEQUENT EVENTS

        The Company evaluated events occurring subsequent to September 30, 2009 through November 24, 2009 for potential recognition and disclosure in the consolidated financial statements.

*****

GRIFFON CORPORATION

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

	At September 30,
(in thousands)	2009	2008
Current Assets:
Cash and equivalents	$223,511	$247,554
Prepaid and other current assets	2,050	8,171
Income taxes receivable	—	16,629

Total current assets	225,561	272,354
Property, plant and equipment, net	837	745
Investment in subsidiaries	590,993	569,469
Other assets	37,605	14,192

Total Assets	$854,996	$856,760

Current Liabilities:
Current portion of long-term debt	$80,005	$188
Accounts payable and accrued liabilities	15,191	16,666

Total current liabilities	95,196	16,854
Convertible subordinated notes	—	130,000
Other	72,897	50,226

Total Liabilities	168,093	197,080
Commitments and contingencies
Shareholders' equity	686,903	659,680

Total Liabilities and Shareholders' Equity	$854,996	$856,760

GRIFFON CORPORATION

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30,

(in thousands)	2009	2008	2007
Costs and Expenses:
General and administrative expenses	$(20,643)	$(21,155)	$(16,094)
Gain from debt extinguishment, net	7,360	—	—
Interest expense and other, net	(2,399)	(4,994)	(6,543)

Loss before credit for federal income taxes and equity	(15,682)	(26,149)	(22,637)
Credit for federal income taxes resulting from tax sharing arrangement with subsidiaries	(6,656)	(5,963)	(7,300)

Loss before equity in net income of subsidiaries	(9,026)	(20,186)	(15,337)
Equity in income of subsidiaries	31,027	20,274	43,502

Income from continuing operations	22,001	88	28,165
Equity in income (loss) of discontinued operations	790	(40,591)	(6,086)

Net income (loss)	$22,791	$(40,503)	$22,079

GRIFFON CORPORATION

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30,

(in thousands)	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$22,791	$(40,503)	$22,079
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	4,145	3,327	2,412
Amortization/write-off of deferred financing costs	1,057	495	—
Gain from debt extinguishment, net	(7,360)	—	—
Deferred income taxes	(7,856)	4,483	(5,708)
Equity in income of subsidiaries	(31,027)	(20,274)	(43,502)
Equity in (income) loss of discontinued operations	(790)	40,591	6,086
Change in assets and liabilities:
(Increase) decrease in prepaid and other assets	199	(120)	204
Increase (decrease) in accounts payable, accrued liabilities and income taxes payable,	17,640	4,060	(9,178)
Other changes, net	4,757	(4,036)	7,725

Net cash provided by (used in) operating activities	3,556	(11,977)	(19,882)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(372)	(46)	(67)
Advances (to) from subsidiaries	—	42,000	(6,500)
Distribution from subsidiaries	10,000	60,000	22,000

Net cash provided by investing activities	9,628	101,954	15,433
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares from rights offering	7,257	241,344	—
Purchase of shares for treasury	—	(579)	(4,355)
Proceeds from issuance of long-term debt	4,370	630	33,601
Payments of long-term debt	(43,885)	(76,417)	(27,186)
Financing costs	(541)	(7,111)	—
Purchase of ESOP shares	(4,370)	—	—
Exercise of stock options	—	—	2,588
Tax benefit from vesting of restricted stock	217	3	1,346
Capital contribution	(676)	(4,067)	—
Other, net	401	139	653

Net cash provided by financing activities	(37,227)	153,942	6,647

NET INCREASE IN CASH AND EQUIVALENTS	(24,043)	243,919	2,198
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	247,554	3,635	1,437

CASH AND EQUIVALENTS AT END OF PERIOD	$223,511	$247,554	$3,635

GRIFFON CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007

(in thousands)

Description	Balance at Beginning of Year	Recorded to Cost and Expense	Accounts Written Off, net	Other	Balance at End of Year
FOR THE YEAR ENDED SEPTEMBER 30, 2009
Allowance for Doubtful Accounts
Bad debts	$3,675	$628	$(1,210)	$45	$3,138
Sales returns and allowances	1,934	(247)	(385)	17	1,319

	$5,609	$381	$(1,595)	$62	$4,457

Inventory valuation	$8,883	$1,783	$(1,827)	$39	$8,878

FOR THE YEAR ENDED SEPTEMBER 30, 2008
Allowance for Doubtful Accounts
Bad debts	$3,834	$1,257	$(1,407)	$(9)	$3,675
Sales returns and allowances	2,503	(157)	(415)	3	1,934

	$6,337	$1,100	$(1,822)	$(6)	$5,609

Inventory valuation	$9,489	$652	$(1,314)	$56	$8,883

FOR THE YEAR ENDED SEPTEMBER 30, 2007
Allowance for Doubtful Accounts
Bad debts	$3,683	$649	$(591)	$93	$3,834
Sales returns and allowances	2,624	3,478	(3,742)	143	2,503

	$6,307	$4,127	$(4,333)	$236	$6,337

Inventory valuation	$8,149	$1,901	$(801)	$240	$9,489

Note:    This Schedule II is for continuing operations only.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

Evaluation and Disclosure Controls and Procedures

        The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined by Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of the Company's internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2009 and concluded that it is effective.

        The Company's independent registered public accounting firm, Grant Thornton LLP, has audited the effectiveness of the Company's internal control over financial reporting as of September 30, 2009, and has expressed an unqualified opinion in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Controls

        There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the fourth quarter of the year ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

Inherent Limitations on the Effectiveness Controls

        The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

  (i)
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets;

  (ii)
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and

  (iii)
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Management, including the Company's Chief Executive Officer and Chief Financial Officer, does not expect that the Company's internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods is subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
 Griffon Corporation

        We have audited Griffon Corporation (a Delaware corporation) and subsidiaries' (the "Company") internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Griffon Corporation and subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended September 30, 2009 and our report dated November 24, 2009 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

New York, New York
November 24, 2009

Item 9B.    Other Information

        None

PART III

        The information required by Part III: Item 10, Directors, and Executive Officers and Corporate Governance; Item 11, Executive Compensation; Item 13, Certain Relationships and Related Transactions and Director Independence; and Item 14, Principal Accountant Fees and Services is included in and incorporated by reference to the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in February, 2010, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's year ended September 30, 2009. Information relating to the executive officers of the Registrant appears under Item 1 of this report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 is included in and incorporated by reference to the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in February, 2010.

        The following sets forth information relating to the Company's equity compensation plans as of September 30, 2009:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (Excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	1,302,913	$15.18	3,937,151
Equity compensation plans not approved by security holders(2)	387,426	15.19	—

(1)
Excludes restricted shares issued in connection with the Company's equity compensation plans. The total reflected in Column (c) includes 3,670,440 shares available for grant as stock options under the Incentive Plan; however, because the number of shares available under the Incentive Plan is reduced by a factor of two-to-one for awards other than stock options, this number would be reduced to 1,835,220 if all available shares under the Incentive Plan were issued as restricted stock. Accordingly, if all grants under the Incentive Plan were made as restricted stock, the total in Column (c) would be reduced to 2,103,711. As of September 30, 2009, 1,623,389 unvested shares of restricted stock have been awarded under the Company's equity compensation plans and remain subject to certain forfeiture conditions.

(2)
The Company's 1998 Employee and Director Stock Option Plan is the only option plan which was not approved by the Company's stockholders. The Employee and Director Stock Option Plan expired in February 2008.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

			Page
(a)	(1)	Financial Statements—Covered by Report of Independent Registered Public Accounting Firm
	(A)	Consolidated Balance Sheets at September 30, 2009 and 2008	37
	(B)	Consolidated Statements of Operations for the Fiscal Years Ended September 30, 2009, 2008 and 2007	38
	(C)	Consolidated Statements of Cash Flows for the Fiscal Years Ended September 30, 2009, 2008 and 2007	39
	(D)	Consolidated Statements of Shareholders' Equity and Comprehensive Income for the Fiscal Years Ended September 30, 2009, 2008 and 2007	40
	(E)	Notes to the Consolidated Financial Statements	41
	(2)	Financial Statement Schedules—Covered by Report of Independent Registered Public Accounting Firm
		Schedule I—Condensed Financial Information of Registrant	73
		Schedule II—Valuation and Qualifying Accounts	76
		All other schedules are not required and have been omitted.
	(3)	Exhibits—see (b) below
  (b)
  Exhibits:

Exhibit No.
3.1	Restated Certificate of Incorporation (Exhibit 3.1 of Annual Report on Form 10-K for the year ended September 30, 1995 (Commission File No. 1-06620)) and exhibit 3.1 of Quarterly Report on Form 10-Q for the quarter ended March 31, 2008
3.2	Amended By-laws (Exhibit 3 of Current Report on Form 8-K filed May 14, 2008 (Commission File No. 1-06620))
4.1	Specimen Certificate for Shares of Common Stock of Registrant (Exhibit 4.3 of Registration Statement on Form S-3 filed September 26, 2003 (Commission File No. 333-109171)
4.2
Indenture, dated as of June 22, 2004, between the Registrant and American Stock Transfer and Trust Company, including the form of note. (Exhibit 4.3 to Annual Report on Form 10-K for the year ended September 30, 2005 (Commission File No. 1-06620))
4.3
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

Exhibit No.
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
10.14	Non-Qualified Stock Option Agreement (Exhibit 4.1 of Form S-8 Registration Statement No. 333-131737)
10.15	Griffon Corporation 2006 Equity Incentive Plan, as amended (Exhibit 10.1 of Quarterly Report on Form 10-Q for the period ended December 31, 2008 (Commission File No. 1-06620))
10.16	Amendment No. 2 to Employment Agreement, dated July 18, 2006 between the Registrant and Harvey R. Blau (Exhibit 10.1 to Current Report on Form 8-K dated July 18, 2006 (Commission File No. 1-06620))
10.17	Severance agreement, dated July 18, 2006 between the Registrant and Patrick Alesia (Exhibit 10.2 to Current Report on Form 8-K dated July 18, 2006 (Commission File No. 1-06620))
10.18	Supplemental Executive Retirement Plan as amended through July 18, 2006 (Exhibit 10.3 to Current Report on Form 8-K dated July 18, 2006 (Commission File No. 1-06620))
10.19	Griffon Corporation 2006 Performance Bonus Plan (Exhibit 10.2 to Current Report on Form 8-K dated February 3, 2006 (Commission File No. 1-06620))
10.20	Form of Restricted Stock Award Agreement under the Griffon Corporation 2006 Equity Incentive Plan (Exhibit 10.3 to Current Report on Form 8-K/A dated February 3, 2006 (Commission File No. 1-06620))
10.21	Amendment No. 3 to Employment Agreement, dated August 3, 2007, between the Registrant and Harvey R. Blau (Exhibit 10.1 to Current Report on Form 8-K dated August 3, 2006 (Commission File No. 1-06620))

Exhibit No.
10.22	Amendment No. 1 to the Severance Agreement, dated August 3, 2007, between the Registrant and Patrick L. Alesia (Exhibit 10.2 to Current Report on Form 8-K dated August 3, 2006 (Commission File No. 1-06620))
10.23
Amendment No. 1 to the Amended and Restated Supplemental Executive Retirement Plan dated August 3, 2007 (Exhibit 10.3 to the Current Report on Form 8-K dated August 3, 2006 (Commission File No. 1-06620))
10.24	Investment Agreement, dated August 7, 2008, between Griffon Corporation and GS Direct, L.L.C. (Exhibit 10.1 to the Current Report on Form 8-K dated August 13, 2008 (Commission File No. 1-06620))
10.25
Credit Agreement, dated as of June 24, 2008, among Clopay Building Products Company, Inc., Clopay Plastic Products Company, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, among others (Exhibit 10.1 to the Current Report on Form 8-K dated June 27, 2008 (Commission File No. 1-06620))
10.26
Credit Agreement, dated as of March 31, 2008, among Telephonics Corporation, Gritel Holding Co., Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 10.1 to the Current Report on Form 8-K dated April 4, 2008 (Commission File No. 1-06620))
10.27
Guarantee and Collateral Agreement, dated as of March 31, 2008, made by Gritel Holding Co., Inc. and Telephonics Corporation in favor of JPMorgan Chase Bank, N.A. (Exhibit 10.2 to the Current Report on Form 8-K dated April 4, 2008).
10.28	Employment Agreement, dated March 16, 2008, between the Registrant and Ronald J. Kramer. (Exhibit 10.1 to the Current Report on Form 8-K dated March 19, 2008 (Commission File No. 1-06620))
10.29
Employment Agreement dated August 6, 2009, between the Registrant and Douglas J. Wetmore (Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (Commission File No. 1-06620))
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

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of November 2009.

GRIFFON CORPORATION
By:	/s/ RONALD J. KRAMER Ronald J. Kramer, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 24, 2009 by the following persons on behalf of the Registrant in the capacities indicated:

/s/ HARVEY R. BLAU Harvey R. Blau	Chairman of the Board
/s/ RONALD J. KRAMER Ronald J. Kramer	Chief Executive Officer (Principal Executive Officer)
/s/ DOUGLAS J. WETMORE Douglas J. Wetmore	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ BRIAN G. HARRIS Brian G. Harris	Chief Accounting Officer (Principal Accounting Officer)
/s/ HENRY A. ALPERT Henry A. Alpert	Director
/s/ BERTRAND M. BELL Bertrand M. Bell	Director
/s/ GERALD J. CARDINALE Gerald J. Cardinale	Director
/s/ BLAINE V. FOGG Blaine V. Fogg	Director
/s/ BRADLEY J. GROSS Bradley J. Gross	Director

/s/ ROBERT G. HARRISON Robert G. Harrison	Director
/s/ CLARENCE A. HILL, JR. Clarence A. Hill, Jr.	Director
/s/ DONALD J. KUTYNA Donald J. Kutyna	Director
/s/ JAMES A. MITAROTONDA James A. Mitarotonda	Director
/s/ MARTIN S. SUSSMAN Martin S. Sussman	Director
/s/ WILLIAM H. WALDORF William H. Waldorf	Director
/s/ JOSEPH J. WHALEN Joseph J. Whalen	Director

 EXHIBIT INDEX

Exhibit No.
3.1	Restated Certificate of Incorporation (Exhibit 3.1 of Annual Report on Form 10-K for the year ended September 30, 1995 (Commission File No. 1-06620)) and Exhibit 3.1 of Quarterly Report on Form 10-Q for the quarter ended March 31, 2008
3.2	Amended By-laws (Exhibit 3 of Current Report on Form 8-K filed May 14, 2008 (Commission File No. 1-06620))
4.1	Specimen Certificate for Shares of Common Stock of Registrant (Exhibit 4.3 of Registration Statement on Form S-3 filed September 26, 2003 (Commission File No. 333-109171)
4.2
Indenture, dated as of June 22, 2004, between the Registrant and American Stock Transfer and Trust Company, including the form of note. (Exhibit 4.3 to Annual Report on Form 10-K for the year ended September 30, 2005 (Commission File No. 1-06620))
4.3
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
10.4	1992 Non-Qualified Stock Option Plan (Exhibit 10.10 of Annual Report on Form 10-K for the year ended September 30, 1993 (Commission File No. 1-06620))
10.5	Non-Qualified Stock Option Plan (Exhibit 10.12 of Annual Report on Form 10-K for the year ended September 30, 1998 (Commission File No. 1-06620))
10.6	Form of Indemnification Agreement between the Registrant and its officers and directors (Exhibit 28 to Current Report on Form 8-K dated May 3, 1990 (Commission File No. 1-06620))
10.6	Form of Indemnification Agreement between the Registrant and its officers and directors (Exhibit 28 to Current Report on Form 8-K dated May 3, 1990 (Commission File No. 1-06620))
10.7	Outside Director Stock Award Plan (Exhibit 4 of Form S-8 Registration Statement No. 33-52319)
10.8	1997 Stock Option Plan (Exhibit 4.2 of Form S-8 Registration Statement No. 333-21503)
10.9	2001 Stock Option Plan (Exhibit 4.1 of Form S-8 Registration Statement No. 333-67760)
10.10	Senior Management Incentive Compensation Plan (Exhibit 4.2 of Form S-8 Registration Statement No. 333-62319)
10.11	1998 Employee and Director Stock Option Plan, as amended (Exhibit 4.1 of Form S-8 Registration Statement No. 333-102742)
10.12	1998 Stock Option Plan (Exhibit 4.1 of Form S-8 Registration Statement No. 333-62319)

Exhibit No.
10.13	Amendment to Employment Agreement between the Registrant and Harvey R. Blau dated August 8, 2003 (Exhibit 10.1 of Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 1-06620))
10.14	Non-Qualified Stock Option Agreement (Exhibit 4.1 of Form S-8 Registration Statement No. 333-131737)
10.15	Griffon Corporation 2006 Equity Incentive Plan, as amended (Exhibit 10.1 of Quarterly Report on Form 10-Q for the period ended December 31, 2008 (Commission File No. 1-06620))
10.16	Amendment No. 2 to Employment Agreement, dated July 18, 2006 between the Registrant and Harvey R. Blau (Exhibit 10.1 to Current Report on Form 8-K dated July 18, 2006 (Commission File No. 1-06620))
10.17	Severance agreement, dated July 18, 2006 between the Registrant and Patrick Alesia (Exhibit 10.2 to Current Report on Form 8-K dated July 18, 2006 (Commission File No. 1-06620))
10.18	Supplemental Executive Retirement Plan as amended through July 18, 2006 (Exhibit 10.3 to Current Report on Form 8-K dated July 18, 2006 (Commission File No. 1-06620))
10.19	Griffon Corporation 2006 Performance Bonus Plan (Exhibit 10.2 to Current Report on Form 8-K dated February 3, 2006 (Commission File No. 1-06620))
10.20	Form of Restricted Stock Award Agreement under the Griffon Corporation 2006 Equity Incentive Plan (Exhibit 10.3 to Current Report on Form 8-K/A dated February 3, 2006 (Commission File No. 1-06620))
10.21	Amendment No. 3 to Employment Agreement, dated August 3, 2007, between the Registrant and Harvey R. Blau (Exhibit 10.1 to Current Report on Form 8-K dated August 3, 2006 (Commission File No. 1-06620))
10.22
Amendment No. 1 to the Severance Agreement, dated August 3, 2007, between the Registrant and Patrick L. Alesia (Exhibit 10.2 to Current Report on Form 8-K dated August 3, 2006 (Commission File No. 1-06620))
10.23
Amendment No. 1 to the Amended and Restated Supplemental Executive Retirement Plan dated August 3, 2007 (Exhibit 10.3 to the Current Report on Form 8-K dated August 3, 2006 (Commission File No. 1-06620))
10.24	Investment Agreement, dated August 7, 2008, between Griffon Corporation and GS Direct, L.L.C. (Exhibit 10.1 to the Current Report on Form 8-K dated August 13, 2008 (Commission File No. 1-06620))
10.25
Credit Agreement, dated as of June 24, 2008, among Clopay Building Products Company, Inc., Clopay Plastic Products Company, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, among others (Exhibit 10.1 to the Current Report on Form 8-K dated June 27, 2008 (Commission File No. 1-06620))
10.26
Credit Agreement, dated as of March 31, 2008, among Telephonics Corporation, Gritel Holding Co., Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 10.1 to the Current Report on Form 8-K dated April 4, 2008 (Commission File No. 1-06620))
10.27
Guarantee and Collateral Agreement, dated as of March 31, 2008, made by Gritel Holding Co., Inc. and Telephonics Corporation in favor of JPMorgan Chase Bank, N.A. (Exhibit 10.2 to the Current Report on Form 8-K dated April 4, 2008).
10.28	Employment Agreement, dated March 16, 2008, between the Registrant and Ronald J. Kramer. (Exhibit 10.1 to the Current Report on Form 8-K dated March 19, 2008 (Commission File No. 1-06620))

Exhibit No.
10.29	Employment Agreement dated August 6, 2009, between the Registrant and Douglas J. Wetmore (Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (Commission File No. 1-06620))
14	Code of Ethics for Senior Financial Officers (Exhibit 14 to Annual Report on Form 10-K for the year ended September 30, 2003 (Commission File No. 1-06620))
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
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN* Among Griffon Corporation, The S&P Smallcap 600 Index And The Dow Jones US Diversified Industrials Index
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
GRIFFON CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share data)
GRIFFON CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
GRIFFON CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
GRIFFON CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share data)
GRIFFON CORPORATION REVENUE, INCOME & OTHER DATA BY SEGMENT
GRIFFON CORPORATION SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT BALANCE SHEETS
GRIFFON CORPORATION SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued) STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED SEPTEMBER 30,
GRIFFON CORPORATION AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007 (in thousands)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PART III
PART IV
EXHIBIT INDEX