Form 10-Q
period 2009-12-31
GRIFFON CORP
filed 2010-02-05
CIK 50725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number:  1-06620

GRIFFON CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	11-1893410
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

712 Fifth Ave, 18th Floor, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

(212) 957-5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 59,596,533 shares of Common Stock as of January 31, 2010.

Griffon Corporation and Subsidiaries

Part I — Financial Information

Item 1 — Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)
(Unaudited)

	At December 31, 2009	At September 30, 2009

CURRENT ASSETS
Cash and equivalents	$376,344	$320,833
Accounts receivable, net of allowances of $4,414 and $4,457	163,603	164,619
Contract costs and recognized income not yet billed, net of progress payments of $14,945 and $14,592	68,680	75,536
Inventories, net	136,610	139,170
Prepaid and other current assets	42,344	39,261
Assets of discontinued operations	1,549	1,576
Total Current Assets	789,130	740,995
PROPERTY, PLANT AND EQUIPMENT, net	236,092	236,019
GOODWILL	97,359	97,657
INTANGIBLE ASSETS, net	32,988	34,211
OTHER ASSETS	26,289	29,132
ASSETS OF DISCONTINUED OPERATIONS	5,805	5,877
Total Assets	$1,187,663	$1,143,891
CURRENT LIABILITIES
Notes payable and current portion of long-term debt net of debt discount of $1,517 and $2,820	$60,639	$78,590
Accounts payable	116,174	125,027
Accrued and other current liabilities	52,066	61,120
Liabilities of discontinued operations	4,755	4,932
Total Current Liabilities	233,634	269,669
LONG-TERM DEBT, net of debt discount of $24,498 and $0	160,828	98,394
OTHER LIABILITIES	78,760	78,837
LIABILITIES OF DISCONTINUED OPERATIONS	8,601	8,784
Total Liabilities	481,823	455,684
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	705,840	688,207
Total Liabilities and Shareholders’ Equity	$1,187,663	$1,143,891

GRIFFON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	COMMON STOCK		CAPITAL IN EXCESS OF	RETAINED	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE	DEFERRED ESOP
(in thousands)	SHARES	PAR VALUE	PAR VALUE	EARNINGS	SHARES	COST	INCOME (LOSS)	COMPENSATION	Total

Balance at 9/30/2009	72,040	$18,010	$438,843	$421,992	12,466	$(213,560)	$28,170	$(5,248)	$688,207

Net income	—	—	—	4,291	—	—	—	—	4,291
Common stock issued for options exercised	23	6	137	—	—	—	—	—	143
Tax benefit from the exercise of stock options	—	—	43	—	—	—	—	—	43
Amortization of deferred compensation	—	—	—	—	—	—	—	158	158
ESOP distribution of common stock	—	—	26	—	—	—	—	—	26
Stock-based compensation	—	—	1,420	—	—	—	—	10	1,430
Translation of foreign financial statements	—	—	—	—	—	—	(2,871)	—	(2,871)
Issuance of convertible debt, net	—	—	14,026	—	—	—	—	—	14,026
Pension OCI amortization, net of tax	—	—	—	—	—	—	387	—	387
Balance at 12/31/2009	72,063	$18,016	$454,495	$426,283	12,466	$(213,560)	$25,686	$(5,080)	$705,840

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,
	2009	2008
Revenue	$305,157	$302,334
Cost of goods and services	234,876	243,377
Gross profit	70,281	58,957

Selling, general and administrative expenses	61,961	56,528
Restructuring and other related charges	1,011	—
Total operating expenses	62,972	56,528

Income from operations	7,309	2,429

Other income (expense)
Interest expense	(2,970)	(3,831)
Interest income	62	518
Gain (loss) from debt extinguishment, net	(18)	4,304
Other, net	627	(357)
Total other income (expense)	(2,299)	634

Income before taxes and discontinued operations	5,010	3,063
Provision for income taxes	830	997
Income from continuing operations	4,180	2,066

Discontinued operations:
Income from operations of the discontinued Installation Services business	170	5
Provision for income taxes	59	2
Income from discontinued operations	111	3
Net income	$4,291	$2,069

Basic earnings per common share:
Income from continuing operations	$0.07	$0.04
Income from discontinued operations	0.00	0.00
Net income	0.07	0.04
Weighted-average shares outstanding	58,836	58,853

Diluted earnings per common share:
Income from continuing operations	$0.07	$0.04
Income from discontinued operations	0.00	0.00
Net income	0.07	0.04
Weighted-average shares outstanding	59,599	58,918

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(Unaudited)

	Three Months Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,291	$2,069
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from discontinued operations	(111)	(3)
Depreciation and amortization	9,918	10,553
Long-term debt discount	886	1,001
Stock-based compensation	1,430	814
Provisions (recoveries) for losses on account receivable	514	(346)
Amortization/write-off of deferred financing costs	310	374
Loss (gain) from debt extinguishment, net	18	(4,304)
Deferred income taxes	(4,597)	(1,616)
Change in assets and liabilities:
Decrease in accounts receivable and contract costs and recognized income not yet billed	7,060	20,190
(Increase) decrease in inventories	2,254	(2,934)
Increase in prepaid and other assets	(1,388)	(1,341)
Decrease in accounts payable, accrued liabilities and income taxes payable	(18,107)	(27,402)
Other changes, net	185	(2,267)
Net cash provided by (used in) operating activities	2,663	(5,212)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(10,010)	(4,831)
Increase in equipment lease deposits	(28)	(231)
Net cash used in investing activities	(10,038)	(5,062)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares from rights offering	—	5,274
Proceeds from issuance of long-term debt	100,000	4,370
Payments of long-term debt	(32,513)	(32,837)
Increase in short-term borrowings	—	2,021
Financing costs	(4,057)	(93)
Purchase of ESOP shares	—	(4,370)
Exercise of stock options	143	—
Tax benefit from exercise of options/vesting of restricted stock	43	—
Other, net	24	419
Net cash provided by (used in) financing activities	63,640	(25,216)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities of discontinued operations	(111)	(323)
Net cash used in discontinued operations	(111)	(323)

Effect of exchange rate changes on cash and equivalents	(643)	(84)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	55,511	(35,897)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	320,833	311,921
CASH AND EQUIVALENTS AT END OF PERIOD	$376,344	$276,024

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)
(Unaudited)

(Unless otherwise indicated, all references to years or year-end refer to the Company’s fiscal period ending September 30)

NOTE 1 — DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

About Griffon Corporation

Griffon Corporation (the “Company” or “Griffon”), is a diversified management and holding company that conducts business through wholly-owned subsidiaries.  The Company oversees the operations of its subsidiaries, allocates resources among them and manages their capital structures.  The Company provides direction and assistance to its subsidiaries in connection with acquisition and growth opportunities as well as in connection with divestitures.  Griffon also seeks out, evaluates and, when appropriate, will acquire additional businesses that offer potentially attractive returns on capital to further diversify itself.

Griffon currently conducts its operations through Telephonics Corporation (“Telephonics”), Clopay Building Products Company (“Building Products”) and Clopay Plastic Products Company (“Plastics”).

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Griffon Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2009, which provides a more complete explanation of the Company’s accounting policies, financial position, operating results, business properties and other matters. In the opinion of management, these financial statements reflect all adjustments considered necessary for a fair statement of interim results. The results of operations of any interim period are not necessarily indicative of the results for the full year.

The unaudited condensed consolidated balance sheet information at September 30, 2009 was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.

In preparing its unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates estimates, including those related to bad debts, inventory reserves, goodwill and intangible assets. The Company bases its estimates on historical data and experience, when available, and on various other assumptions that the Company believes are reasonable, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Certain prior period amounts have been reclassified to conform to the current period presentation.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued new guidance to clarify that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) must be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized. The new guidance, which is applicable to the Company’s 4% convertible subordinated notes due 2023 issued in 2003 (the “2023 Notes”) and 4% convertible subordinated notes due 2017 issued in December 2009 (the “2017 Notes”), became effective for the Company as of October 1, 2009 and is implemented retrospectively, as required, for the 2023 Notes.  For more information, see the Long-Term Debt footnote.

At December 31, 2009, the 2023 Notes had an outstanding balance of $60,143, an unamortized discount balance of $1,517, a net carrying value of $58,626 and a capital in excess of par value component balance, net of tax, of $17,394.  At September 30, 2009, the 2023 Notes had an outstanding balance of $79,380, an unamortized discount balance of $2,820, a net carrying value of $76,560 and a capital in excess of par value component balance, net of tax, of $18,094.  The stock price was below the conversion price for all periods presented.  The Company used 8.5% as the nonconvertible debt borrowing rate to discount the 2023 Notes and will amortize the debt discount through July 2010.  For more information, see the Long-Term Debt footnote.

For the 2023 Notes, the effective interest rate was 9.1% for the three-month period ending December 31, 2009 and 2008.  The interest expense on the 2023 Notes for the three months ending December 31, 2009 was $1,694 consisting of $773 for the coupon, $847 for the amortization of the discount and $74 for the amortization of deferred issuance costs.  The interest expense related to the 2023 Notes for the three months ending December 31, 2008 was $2,176 consisting of $1,027 for the coupon, $1,044 for the amortization of the discount and $105 for the amortization of deferred issuance costs.

The cumulative effect of the adjustments prior to September 30, 2009 was recorded in the September 30, 2009 balance sheet as follows:

Balance Sheet

	As of September 30, 2009
(in thousands)	As Reported	Change	As Adjusted

Other Assets	$30,648	$(1,516)	$29,132
All other assets	1,114,759	—	1,114,759
Total Assets	$1,145,407	$(1,516)	1,143,891

Notes payable & current portion of LT debt	$81,410	$(2,820)	$78,590
All other liabilities	377,094	—	377,094
Total liabilities	458,504	(2,820)	455,684
Capital in excess of par value	420,749	18,094	438,843
Retained earnings	438,782	(16,790)	421,992
All other shareholders’ equity	(172,628)	—	(172,628)
Total Shareholders’ Equity	686,903	1,304	688,207
Total Liabilities and shareholders’ equity	$1,145,407	$(1,516)	$1,143,891

The prior year first quarter has been adjusted as follows:

Statement of Operations

	Three Months Ending December 31, 2008
(in thousands)	As Reported	Change	As Adjusted

Income from operations	$2,429	$—	$2,429

Other income (expense)
Interest expense	(2,796)	(1,035)	(3,831)
Interest income	518	—	518
Gain from debt extinguishment, net	6,714	(2,410)	4,304
Other, net	(357)	—	(357)
Total other income (expense)	4,079	(3,445)	634
Income before taxes and discontinued operations	6,508	(3,445)	3,063
Provision for income taxes	2,237	(1,240)	997
Income from continuing operations	4,271	(2,205)	2,066
Income from discontinued operations	3	—	3
Net income	$4,274	$(2,205)	$2,069

Basic earnings per share
Income from continuing operations	$0.07		$0.04
Discontinued operations	0.00		0.00
Net income	$0.07		$0.04

Diluted earnings per share
Income from continuing operations	$0.07		$0.04
Discontinued operations	0.00		0.00
Net income	$0.07		$0.04

On December 21, 2009, the Company issued $100,000 aggregate principal amount of the 2017 Notes.  The Company used 8.75% as the nonconvertible debt-borrowing rate to discount the 2017 Notes and will amortize the debt discount through January 2017.  On the date of issuance, the debt component of the 2017 Notes was $75,437 and the debt discount was $24,563.  At December 31, 2009, the 2017 Notes had an outstanding balance of $100,000, an unamortized discount balance of $24,498, a net carrying value of $75,502 and a capital in excess of par component balance, net of tax, of $15,720.

For the 2017 Notes, the effective interest rate was 8.9% for the three-month period ending December 31, 2009.  The interest expense on the 2017 Notes for the three months ending December 31, 2009 was $184 consisting of $100 for the coupon and $84 for the amortization of the debt discount and deferred financing costs.

NOTE 2 — FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Recurring Basis

Each quarter Cash and equivalents and the deferred non-qualified retirement plan assets are measured and recorded at fair value based upon quoted prices in active markets for identical assets and liabilities.  The insurance contracts were $4,781 at December 31, 2009 and $4,803 at September 30, 2009.  Additionally, accounts receivable and accounts payable approximate fair value due to their short-term nature.  Refer to the Long-Term Debt footnote for discussion on the fair value of long-term debt.

NOTE 3 — INVENTORIES

Inventories, stated at the lower of cost (first-in, first-out or average) or market, are comprised of the following:

(in thousands)	At December 31, 2009	At September 30, 2009
Raw materials and supplies	$36,496	$38,943
Work in process	62,788	66,741
Finished goods	37,326	33,486
Total	$136,610	$139,170

NOTE 4 — PROPERTY PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following:

(in thousands)	At December 31, 2009	At September 30, 2009
Land, building and building improvements	$109,963	$110,617
Machinery and equipment	430,869	423,742
Leasehold improvements	24,038	23,390
	564,870	557,749
Accumulated depreciation and amortization	(328,778)	(321,730)
Total	$236,092	$236,019

No event or indicator of impairment occurred during the quarter ended December 31, 2009, which would require additional impairment testing of Property, Plant and Equipment.

NOTE 5 — GOODWILL AND OTHER INTANGIBLES

The following table provides the changes in carrying value of goodwill by segment during the three months ended December 31, 2009.

(in thousands)	At September 30, 2009	Other adjustments including currency translations	At December 31, 2009
Telephonics	$18,545	$—	$18,545
Building Products	—	—	—
Plastics	79,112	(298)	78,814
Total	$97,657	$(298)	$97,359

No event or indicator of impairment occurred during the quarter ended December 31, 2009, which would require additional impairment testing of Goodwill.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	At December 31, 2009		Average	At September 30, 2009
(dollar amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Life (Years)	Gross Carrying Amount	Accumulated Amortization

Customer relationships	$29,998	$5,835	25	$30,650	$5,628
Unpatented technology	8,783	548	12	2,990	349
Total amortizable intangible assets	38,781	6,383	22	33,640	5,977
Trademark	590	—		590	—
Unpatented technology	—	—		5,958	—
Total intangible assets	$39,371	$6,383		$40,188	$5,977

During the quarter, an unpatented intangible asset with a gross carrying amount of $5,958 at October 1, 2009 was reclassified from indefinite lived to amortizable, as information became available that allowed a useful life to be determined; the intangible asset is being amortized over 10 years, its estimated useful life, with effect from October 1, 2009.

No event or indicator of impairment occurred during the quarter ended December 31, 2009, which would require additional impairment testing of long-lived intangible assets excluding goodwill.

NOTE 6 — INCOME TAXES

The Company’s effective tax rate for continuing operations for the quarter ending December 31, 2009 was a provision of 16.6% compared to 32.5% in the prior year quarter.  The current period tax rate benefited from a change in the earnings mix, combined with tax planning with respect to non-US operating locations, and a benefit arising on the filing of certain of the Company’s tax returns in various jurisdictions.

NOTE 7 — LONG-TERM DEBT

In June 2008, Building Products and Plastics entered into a credit agreement for their domestic operations with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which the lenders agreed to provide a five-year, senior secured revolving credit facility of $100,000 (the “Clopay Credit Agreement”). Borrowings under the Clopay Credit Agreement bear interest (3.2% average during the first quarter of 2010) at rates based upon LIBOR or the prime rate and are collateralized by the U.S. stock and assets of Building Products and Plastics.  At December 31, 2009 and September 30, 2009, $23,339 and $35,925, respectively, were outstanding under the Clopay Credit Agreement; approximately $30,616 was available for borrowing at December 31, 2009. The Company has been in compliance with all financial covenants under the Clopay Credit Agreement since its inception. The balance of the debt approximates its fair value as the interest rates are indexed to current market rates.

In March 2008, Telephonics entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which the lenders agreed to provide a five-year, revolving credit facility of $100,000 (the “Telephonics Credit Agreement”). Borrowings under the Telephonics Credit Agreement bear interest (1.8% average during the first quarter of 2010) at rates based upon LIBOR or the prime rate, and are collateralized by the stock and assets of Telephonics. At December 31, 2009 and September 30, 2009, $38,000 was outstanding under the Telephonics Credit Agreement; approximately $56,888 was available for borrowing at December 31, 2009. The Company has been in compliance with all financial covenants under the Telephonics Credit Agreement since its inception. The balance of the debt approximates its fair value as the interest rates are indexed to current market rates.

The Telephonics Credit Agreement and the Clopay Credit Agreement include various sublimits for standby letters of credit. At December 31, 2009, approximately $16,807 of aggregate standby letters of credit were outstanding under these credit facilities.  Additionally, these agreements limit dividends and advances these subsidiaries may pay to the parent.

On December 21, 2009, the Company issued $100,000 of 2017 Notes.  Holders may convert the 2017 Notes at a conversion price of $14.91 per share, which is equal to a conversion rate of 67.0799 shares per $1 principal amount of 2017 Notes. In lieu of delivering shares of its common stock, the Company may settle any conversion of the 2017 Notes through the delivery of cash or a combination of cash and shares of common stock.  On December 31, 2009, the Company had outstanding $100,000 of the 2017 Notes, which had a fair value of approximately $106,000, based upon quoted market prices (level 1 inputs).

The Company had outstanding $60,143 of 2023 Notes at December 31, 2009. Holders may convert the 2023 Notes at a conversion price of $22.41 per share, as adjusted pursuant to the Company’s 2008 common stock rights offering and subject to possible further adjustment, as defined therein, which is equal to a conversion rate of approximately 44.6229 shares per $1 principal amount of 2023 Notes. The Company has irrevocably elected to pay noteholders at least $1 in cash for each $1 principal amount of 2023 Notes presented for conversion. The excess of the value of the Company’s Common Stock that would have been issuable upon conversion over the cash delivered will be paid to noteholders in shares of the Company’s Common Stock.  The fair value is approximately $60,000, based upon quoted market price (level 1 inputs). If the stock price remains below the conversion price, it is likely that the 2023 Notes will be put to the Company in July of 2010; as such, they have been classified as a component of Notes payable and current portion of long-term debt at December 31, 2009, and the debt discount on the 2023 Notes is being amortized through July 2010.

In December 2009, the Company purchased $19,237 face value of the 2023 Notes for $19,429. The Company recorded a $26 pre-tax gain from debt extinguishment, which was offset by $44 for a proportionate reduction in the related deferred financing costs for a net pre-tax loss of $18 in the first quarter of 2010.  Capital in excess of par value was reduced by $700 related to the equity portion of the extinguished 2023 Notes and the debt discount was reduced by $482.

In April 2009, the Company purchased $15,120 face value of the 2023 Notes for $14,341. The Company recorded a pre-tax gain from debt extinguishment of $252, offset by $75 for a proportionate reduction in the related deferred financing costs for a net pre-tax gain of $177 in the third quarter of 2009.  Capital in excess of par value was reduced by $263 related to the equity portion of the extinguished 2023 Notes and the debt discount was reduced by $789.

In October 2008, the Company purchased $35,500 face value of the 2023 Notes for $28,400. The Company recorded a pre-tax gain from debt extinguishment of $4,549, offset by $245 for a proportionate reduction in the related deferred financing costs for a net pre-tax gain of $4,304 in the first quarter of 2009.  No portion of the extinguishment was attributed to capital in excess in par and the debt discount was reduced by $2,544.

Subsequent to the end of the quarter, in January 2010, the Company purchased $10,145 face value of the 2023 Notes for $10,246.  The Company will record a pre-tax gain from debt extinguishment of $12, offset by $20 for a proportionate reduction in the related deferred financing costs for a net pre-tax loss of $8 to be recognized in the second quarter of 2010.  Capital in excess of par was reduced by $332.

Prior to the above repurchases, the Company had outstanding $130,000 of 2023 Notes outstanding at September 30, 2008.

The Company’s Employee Stock Ownership Plan (“ESOP”) has a loan agreement, guaranteed by the Company, which requires payment of principal and interest through the expiration date of September 2012 at which time the balance of the loan, and any outstanding interest, will be payable.  The primary purpose of this loan and its predecessor loans, which were refinanced by this loan in October 2008, was to purchase 547,605 shares of the Company’s stock in October 2008. The loan bears interest at rates based upon the prime rate or LIBOR. The balance of the loan was $5,469 at December 31, 2009, and the outstanding balance approximates fair value as the interest rates are indexed to current market rates.

NOTE 8 — SHAREHOLDERS’ EQUITY

In accordance with the terms of an employment agreement, in October 2008, the Company’s Chief Executive Officer received a restricted stock grant of 75,000 shares of Common Stock, which vests in April 2011. The fair value of the restricted stock on the date of grant was $675. In addition, the Company’s Chief Executive Officer received a ten-year option to purchase 350,000 shares of Common Stock at an exercise price of $20 per share. The closing stock price on date of grant was $9.00 per share and the grant vests in three equal annual installments beginning April 2009. The fair value of the options on the date of grant was $721 or $2.06 per share.

In March 2009, the Company’s Chief Executive Officer received a restricted stock grant of 675,000 shares of Common Stock, which vests in March 2013. The fair value of the restricted stock on the date of grant was $5,063 or $7.50 per share.

In addition to the above grants, during 2009, the Company granted 446,500 shares of restricted stock, each with four year cliff vesting, with a total fair value of $4,282, or a weighted average fair value of $9.59 per share.

During the first quarter of 2010, the Company granted 287,500 shares of restricted stock, each with a four-year cliff vesting, with a total fair value of $2,772, or a weighted average fair value of $9.64 per share.

The fair value of restricted stock and option grants is amortized over the respective vesting periods.

The fair value of the 2009 option grant was estimated as of the grant dates using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 3.04%; dividend yield of 0.0%; expected life of seven years; volatility of 38.98%; an option exercise price of $20.00 per share; and a fair value of option granted of $2.06 per share.

For the three months ending December 31, 2009 and 2008, stock based compensation expense totaled $1,430 and $814, respectively.

NOTE 9 — EARNINGS PER SHARE (EPS)

Basic EPS was calculated by dividing income available to common shareholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS was calculated by dividing income available to common shareholders by the weighted average number of shares of Common Stock outstanding plus additional common shares that could be issued in connection with potentially dilutive shares.  The 2023 Notes and the 2017 Notes were anti-dilutive due to the conversion price being greater than the weighted-average stock price during the periods presented.

The following table is a reconciliation of the share amounts used in computing earnings per share:

	Three Months Ended December 31,
(Shares in thousands)	2009	2008
Weighted average shares outstanding - basic	58,836	58,853
Incremental shares from stock based compensation	763	65

Weighted average shares outstanding - diluted	59,599	58,918

Anti-dilutive options excluded from diluted EPS computation	1,299	1,660

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

Information on the Company’s business segments is as follows:

GRIFFON CORPORATION
REVENUE, INCOME & OTHER DATA BY SEGMENT

	For the Three Months Ended December 31,
	2009	2008
REVENUE
Telephonics	$103,619	$80,827
Building Products	99,522	108,818
Plastics	102,016	112,689
Total consolidated net sales	$305,157	$302,334

INCOME BEFORE TAXES AND DISCONTINUED OPERATIONS
Segment operating profit (loss):
Telephonics	$6,995	$5,378
Building Products	6,861	(4,393)
Plastics	361	5,536
Total segment operating profit	14,217	6,521
Unallocated amounts	(6,281)	(4,449)
Gain (loss) from debt extinguishment, net	(18)	4,304
Net interest expense	(2,908)	(3,313)

Income before taxes and discontinued operations	$5,010	$3,063

Unallocated amounts typically include general corporate expenses not attributable to reportable segment.

DEPRECIATION and AMORTIZATION
Segment:
Telephonics	$1,626	$1,487
Building Products	2,597	3,232
Plastics	5,613	5,763
Total segment	9,836	10,482
Corporate	82	71
Total consolidated depreciation and amortization	$9,918	$10,553

CAPITAL EXPENDITURES
Segment:
Telephonics	$2,076	$711
Building Products	3,339	2,451
Plastics	4,203	1,662
Total segment	9,618	4,824
Corporate	392	7
Total consolidated capital expenditures	$10,010	$4,831

	At December 31, 2009	At September 30, 2009
ASSETS
Segment assets:
Telephonics	$268,582	$271,809
Building Products	161,732	169,251
Plastics	358,060	364,626
Total segment assets	788,374	805,686
Corporate (principally cash and equivalents)	391,935	337,674
Total continuing assets	1,180,309	1,143,360
Assets from discontinued operations	7,354	531
Consolidated total	$1,187,663	$1,143,891

NOTE 11 — COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was as follows:

	Three Months Ended December 31,
(in thousands)	2009	2008
Net income (loss)	$4,291	$2,069

Foreign currency translation adjustment	(2,871)	(12,494)
Pension OCI amortization, net of tax	387	204
Comprehensive income (loss)	$1,807	$(10,221)

NOTE 12 — DEFINED BENEFIT PENSION EXPENSE

Defined benefit pension expense was recognized as follows:

	Three Months Ended December 31,
(in thousands)	2009	2008
Service cost	$139	$112
Interest cost	907	1,056
Expected return on plan assets	(343)	(431)
Amortization:
Prior service cost	84	84
Recognized actuarial loss	512	230
Net periodic expense	$1,299	$1,051

NOTE 13 — RECENT ACCOUNTING PRONOUNCEMENTS

Newly issued but not yet effective accounting pronouncements

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

Recently issued effective accounting pronouncements

In December 2007, the FASB issued new accounting guidance related to the accounting for business combinations. The purpose of the new guidance is to better represent the economic value of a business combination transaction. The new guidance retains the fundamental requirement of existing guidance where the acquisition method of accounting is to be used for all business combinations and for an acquirer to be identified for each business combination.  In general the new guidance: 1) broadens the existing guidance by extending its applicability to all events where one entity obtains control over one or more businesses; 2) broadens the use of the fair value measurements used to recognize the assets acquired and liabilities assumed; 3) changes the accounting for acquisition related fees and restructuring costs incurred in connection with an acquisition; and 4) increases required disclosures. The Company anticipates that adoption of the new guidance, effective for Griffon for any business combinations that occur after October 1, 2009, will have an impact on the way in which business combinations are accounted for; however, the impact can only be assessed as each acquisition is consummated.

In December 2007, the FASB issued new accounting guidance related to the accounting for noncontrolling interests in consolidated financial statements. The new guidance was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way, that is, as equity in the consolidated financial statements. Moreover, the new guidance eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. This new guidance was effective for the Company as of October 1, 2009 and the adoption had no material effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued new guidance, which enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: 1) an entity uses derivative instruments; 2) derivative instruments and related hedged items are accounted for; and 3) derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This new guidance was effective for the Company as of October 1, 2009 and the adoption had no material effect on the Company’s consolidated financial statements.

In April 2008, the FASB issued new guidance, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset, and requires enhanced related disclosures. The new guidance must be applied prospectively to all intangible assets acquired as of and subsequent to years beginning after December 15, 2008, which for the Company was the fiscal year beginning October 1, 2009. The Company anticipates that the adoption of the new guidance will impact the way in which newly acquired intangible assets are accounted for; however, the impact can only be assessed upon the acquisition of intangible assets.

NOTE 14 — DISCONTINUED OPERATIONS

The following amounts related to the Installation Services segment, discontinued in 2008, have been segregated from the Company’s continuing operations and are reported as assets and liabilities of discontinued operations in the condensed consolidated balance sheets:

	At December 31, 2009		At September 30, 2009
(in thousands)	Current	Long-term	Current	Long-term
Assets of discontinued operations:
Accounts receivable	$—	$—	$—	$—
Prepaid and other current assets	1,549	—	1,576	—
Other long-term assets	—	5,805	—	5,877
Total assets of discontinued operations	$1,549	$5,805	$1,576	$5,877

Liabilities of discontinued operations:
Accounts payable	$12	$—	$13	$—
Accrued liabilities	4,743	—	4,919	—
Other long-term liabilities	—	8,601	—	8,784
Total liabilities of discontinued operations	$4,755	$8,601	$4,932	$8,784

There was no Installation Services’ operating unit revenue for the three months ended December 31, 2009 and 2008.

NOTE 15 — RESTRUCTURING AND OTHER RELATED CHARGES

In June 2009, the Company announced plans to consolidate facilities in its Building Products segment, scheduled to be completed in early 2011.  The Company estimates it will incur pre-tax exit and restructuring costs of approximately $12,000, substantially all of which will be cash charges, including $2,000 for one-time termination benefits and other personnel costs, $1,000 for excess facilities and related costs, and $9,000 in other exit costs primarily in connection with production realignment.  These charges will occur primarily in 2010 and 2011.  To date the Company has incurred $2,300 in related charges.

A summary of the restructuring and other related charges included in the line item “Restructuring and other related charges” in the Condensed Consolidated Statements of Operations recognized for the three months ended December 31, 2009 and 2008 were as follows:

(in thousands)	Workforce Reduction	Facilities & Exit Costs	Other related Costs	Total
Amounts incurred in:

Quarter ended December 31, 2008	$—	$—	$—	$—

Quarter ended December 31, 2009	$279	$694	$38	$1,011

At December 31, 2009, the accrued liability associated with the restructuring and other related charges consisted of the following:

(in thousands)	Workforce Reduction	Facilities & Exit Costs	Other related Costs	Total

Accrued liability at September 30, 2009	$207	$—	$—	$207
Charges	279	694	38	1,011
Payments	(82)	(694)	(38)	(814)
Accrued liability at December 31, 2009	$404	$—	$—	$404

NOTE 16 — OTHER INCOME

Other income included $75 and $(568) for the three months ended December 31, 2009 and 2008, respectively, of foreign exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of the Company and its subsidiaries.

NOTE 17 — WARRANTY LIABILITY

The Company offers to its customers warranties against product defects for periods primarily ranging from six months to three years, with certain products having a limited lifetime warranty, depending on the specific product and terms of the customer purchase agreement. The Company’s typical warranties require it to repair or replace the defective products during the warranty period at no cost to the customer. At the time product revenue is recognized, the Company records a liability for warranty costs, which are estimated based on historical experience. The Company periodically assesses the adequacy of its warranty liability, and adjusts the liability as necessary. While the Company believes that its liability for product warranties is adequate, such liability for the product warranties could differ materially from actual warranty costs.

Changes in the Company’s warranty liability, included in accrued liabilities, were as follows:

	Three Months Ended December 31,
(in thousands)	2009	2008
Balance, beginning of year	$5,707	$5,328
Warranties issued and charges in estimated pre-existing warranties	83	1,338
Actual warranty costs incurred	(994)	(1,585)
Balance, end of period	$4,796	$5,081

NOTE 18 — COMMITMENTS AND CONTINGENCIES

Legal and environmental

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

Subsequently, the Company was advised by the DEC that random sampling at the Peekskill Site and in a creek near the Peekskill Site indicated concentrations of solvents and other chemicals common to Lightron’s prior plating operations. ISC then entered into a consent order with the DEC in 1996 (the “Consent Order”) to perform a remedial investigation and prepare a feasibility study. After completing the initial remedial investigation pursuant to the Consent Order, ISC was required by the DEC, and conducted over the next several years, supplemental remedial investigations, including soil vapor investigations, under the Consent Order.

In April 2009, the DEC advised ISC’s representatives that both the DEC and the New York State Department of Health had reviewed and accepted an August 2007 Remedial Investigation Report and an Additional Data Collection Summary Report dated January 30, 2009. With the acceptance of these reports, ISC completed the Remedial Investigation required under the Consent Order and was authorized, accordingly, by the DEC to conduct the Feasibility Study required by the Consent Order.  Pursuant to the requirements of the Consent Order and its obligations thereunder, ISC, without acknowledging any responsibility to perform any remediation at the Site, submitted to the DEC in August 2009 a draft Feasibility Study which recommended for the soil, groundwater and sediment medias, remediation alternatives having a current net capital cost value, in the aggregate, of approximately $5,000.  In late December 2009, ISC submitted a revised draft to respond to comments received from the DEC on October 20, 2009.

U.S. Government investigations and claims

Defense contracts and subcontracts, including the Company’s contracts and subcontracts, are subject to audit and review by various agencies and instrumentalities of the United States government, including among others, the Defense Contract Audit Agency (“DCAA”), the Defense Contract Investigative Service (“DCIS”), and the Department of Justice which has responsibility for asserting claims on behalf of the US government.  In addition to ongoing audits, pursuant to an administrative subpoena the Company is currently providing information to the U.S. Department of Defense Office of the Inspector General.  No claim has been asserted against the Company, and the Company is unaware of any material financial exposure in connection with the Inspector General’s inquiry.

In general, departments and agencies of the U.S. Government have the authority to investigate various transactions and operations of the Company, and the results of such investigations may lead to administrative, civil or criminal proceedings, the ultimate outcome of which could be fines, penalties, repayments or compensatory or treble damages.  U.S. Government regulations provide that certain findings against a contractor may lead to suspension or debarment from future U.S. Government contracts or the loss of export privileges for a company or an operating division or subdivision.  Suspension or debarment could have a material adverse effect on Telephonics because of its reliance on government contracts.

General legal

The Company is subject to various laws and regulations relating to the protection of the environment and is a party to legal proceedings arising in the ordinary course of business. Management believes, based on facts presently known to it, that the resolution of the matter above and such other matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 19 — SUBSEQUENT EVENTS

The Company evaluated events occurring subsequent to December 31, 2009 through February 5, 2010 for potential recognition and disclosure in the consolidated financial statements.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

Griffon Corporation (the “Company” or “Griffon”), is a diversified management and holding company that conducts business through wholly-owned subsidiaries.  The Company oversees the operations of its subsidiaries, allocates resources among them and manages their capital structures.  The Company provides direction and assistance to its subsidiaries in connection with acquisition and growth opportunities as well as in connection with divestitures.  Griffon also seeks out, evaluates and, when appropriate, will acquire additional businesses that offer potentially attractive returns on capital to further diversify itself.

Headquartered in New York, N.Y., the Company was incorporated in New York in 1959, and was reincorporated in Delaware in 1970.  The Company changed its name to Griffon Corporation in 1995.

Griffon currently conducts its operations through Telephonics Corporation (“Telephonics”), Clopay Building Products Company (“Building Products”) and Clopay Plastic Products Company (“Plastics”).

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

QUARTERLY OVERVIEW

Revenue for the quarter ended December 31, 2009 was $305.2 million, compared to $302.3 million last year, driven by higher revenue at Telephonics, partially offset by lower revenue at Plastics and Building Products. Income from continuing operations was $4.2 million, or $0.07 per diluted share, for the 2010 quarter compared to $2.1 million, or $0.04 per diluted share in the prior year quarter. The 2010 first quarter results included approximately $0.01 per diluted share of restructuring charges associated with the consolidation of facilities at Building Products and the prior year quarter included approximately $0.04 per diluted share relating to the gain on the extinguishment of debt.  Income from discontinued operations for the 2010 quarter was $0.1 million or $0.00 per diluted share, compared to nil last year. Net income for the first quarter of 2010 was $4.3 million, or $0.07 per diluted share, compared to $2.1 million, or $0.04 per diluted share, in the prior year.

On December 21, 2009, the Company issued $100 million of 4% convertible subordinated notes due 2017 (the “2017 Notes”).  The initial conversion rate of the 2017 Notes is 67.0799 shares of Griffon’s common stock on per $1,000 principal amount of notes, corresponding to an initial conversion price of approximately $14.91 per share.  This represents a 23% conversion premium over the $12.12 per share closing price on December 15, 2009, the date immediately prior to the pricing of the 2017 Notes.

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

RESULTS OF OPERATIONS

Three months ended December 31, 2009 and 2008

The Company reviews its Segments excluding depreciation, amortization and restructuring charges to gain a better understanding of the operations and believes this information is useful to investors.  The results of each Segment are accompanied by a reconciliation from Segment operating income to Segment income (loss) before depreciation, amortization and restructuring charges, when applicable.

Telephonics

	Three Months Ended December 31,
(in thousands)	2009		2008

Revenue	$103,619		$80,827

Segment operating income	6,995	6.8%	5,378	6.7%
Depreciation and amortization	1,626		1,487

Segment EBITDA	$8,621	8.3%	$6,865	8.5%

For the quarter ended December 31, 2009, Telephonics revenue increased $22.8 million, or 28%, compared to the prior year. The revenue increase was primarily the result of higher sales in the Electronic Systems, Radar and Communications divisions, with the largest contribution from the CREW 3.1 Sierra Nevada Corporation contract.

For the quarter ended December 31, 2009, Segment operating profit of $7.0 million increased $1.6 million or 30% from the prior year quarter, driven by the strong revenue growth.  Segment operating profit margin increased 10 basis points, principally due to favorable program mix, partially offset by higher SG&A expenses. The increase in SG&A expenses was primarily due to higher research expenditures and additional expense to support sales growth as Telephonics pursue new business in the Unmanned Aerial Vehicle (UAV) and Air Traffic Management (ATM) markets.

During the quarter, Telephonics was awarded several new contracts and received incremental funding on current contracts totaling $87 million, and the backlog was $376 million at December 31, 2009 with 80% expected to be realized in the next 12 months.

Building Products

	Three Months Ended December 31,
(in thousands)	2009		2008

Revenue	$99,522		$108,818

Segment operating income (loss)	6,861		(4,393)
Depreciation and amortization	2,597		3,232
Restructuring charges	1,011		—

Segment Adjusted EBITDA	$10,469	10.5%	$(1,161)	-1.1%

Building Products revenue decreased $9.3 million, or 9%, compared to the prior year quarter.  The decrease was primarily due to lower volume attributable to the continued effects of the weak commercial construction market, amid signs of stabilization in the housing market; the volume decline was partially offset by the favorable translation benefit from a weaker U.S. dollar for Canadian based sales.

For the quarter ended December 31, 2009, Segment operating profit of $6.9 million increased $11.3 million compared to a loss of $4.4 million in the prior year quarter.  The improved operating performance, notwithstanding the decline in revenue, was driven by lower product costs and lower selling, general and administrative expenses, driven by the various restructuring activities undertaken in the past several quarters.

The segment’s facilities consolidation project remains on schedule with expected completion in early calendar 2011.

Plastics

	Three Months Ended December 31,
(in thousands)	2009		2008

Revenue	$102,016		$112,689

Segment operating income	361	0.4%	5,536	4.9%
Depreciation and amortization	5,613		5,763

Segment EBITDA	$5,974	5.9%	$11,299	10.0%

For the quarter ended December 31, 2009, Plastics revenue decreased $10.7 million, or 9%, compared to the 2009 quarter. Lower customer selling prices driven by declining resin costs, accounted for a significant portion of the revenue decline; Plastics adjusts customer selling prices based on underlying resin costs, on a three-month delay.  Revenue was also impacted by decreased European volume, partially offset by the benefit of favorable foreign exchange translation and higher volume in the North American business.

Segment operating profit decreased by $5.2 million compared to the prior year quarter.  The cost of resin has rebounded from early calendar 2009 lows, increasing cost of sales; such increased costs have not yet been reflected in higher customer selling prices due to the three month delay, effecting margin.  The Company expects that, based on current resin price trends, operating profit will continue to be unfavorably impacted by resin cost increases through the end of its second fiscal quarter. The lower European volume also unfavorably impacted absorption of fixed manufacturing expenses.

Other income (expense)

In the quarter ended December 31, 2009, the Company recorded a non-cash, pre-tax loss from debt extinguishment of $18 thousand, including a proportionate write-off of deferred financing costs, which resulted from its December 2009 purchase of $19.2 million of its outstanding convertible notes at a premium.

In the first quarter of 2009, the Company recorded a non-cash, pre-tax gain from debt extinguishment of $4.3 million, net of a proportionate write-off of deferred financing costs, which resulted from its October 2008 purchase of $35.5 million of its outstanding convertible notes at a discount.

In the quarter ended December 31, 2009, interest expense decreased $0.9 million from the prior year quarter, primarily as a result of lower average borrowings outstanding.

In the quarter ended December 31, 2009, interest income decreased $0.5 million from the respective prior year quarter primarily as a result of lower interest rates.

Other, net in other income (expense) included $75 and $(568) for the quarters ended December 31, 2009 and 2008, respectively, of foreign exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of the Company and its subsidiaries.

Provision for income taxes

The Company’s effective tax rate for continuing operations for the quarter ending December 31, 2009 was a provision of 16.6% compared to 32.5% in the prior year quarter.  The current period tax rate benefited from a change in the earnings mix, combined with tax planning with respect to non-US operating locations, and a benefit arising on the filing of certain of the Company’s tax returns in various jurisdictions.

Stock Based Compensation

For the three months ending December 31, 2009 and 2008, stock based compensation expense totaled $1.4 million and $0.8 million, respectively.

Discontinued operations — Installation Services

The Company substantially concluded its remaining disposal activities in the second quarter of 2009. There was no revenue in the three-month periods ended December 31, 2009 and 2008, as a result of the Company’s exit from the segment in 2008.

Net income (loss) from discontinued operations of the Installation Services’ business was $0.1 million and essentially nil for the three months ended December 31, 2009 and 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Continuing Operations

	Three Months Ended December 31,
(in thousands)	2009	2008

Net Cash Flows Provided by (Used In):
Operating activities	$2,663	$(5,212)
Investing activities	(10,038)	(5,062)
Financing activities	63,640	(25,216)

Cash flows provided by continuing operations for the quarter ended December 31, 2009 were $2.7 million compared to cash used in continuing operations of $5.2 million in the prior year. Working capital increased to $555.5 million at December 31, 2009 compared to $471.3 million at September 30, 2009, primarily as a result of long-term borrowing of $100 million in December 2009, partially offset by debt reductions of $33 million. Operating cash flows from continuing operations benefited from decreased receivables and inventories, partially offset by the effect of a decrease in accounts payable. The decrease in receivables is primarily attributable to lower sales volume in the Building Products and Plastics segments. The decrease in inventories is primarily attributable to lower sales volume at Building Products. The decrease in accounts payable affected all segments, as there were less purchases due to sales volume decreases compared to the prior year, and, with respect to the Telephonics segment, there was a reduction in liabilities associated with the nature and timing of contract obligations.

Payments from revenue derived from the Telephonics segment are received in accordance with the terms of development and production subcontracts to which the Company is a party. Certain of the payments received in this segment are progress payments.  Plastics segment customers are generally substantial industrial companies whose payments have been steady, reliable and made in accordance with the terms governing such sales. Plastics sales are made to satisfy orders that are received in advance of production, where payment terms are established in advance of production and sale. With respect to the Building Products, there have been no material adverse impacts on payment for sales.

A small number of customers have accounted for a substantial portion of historical net revenue, and the Company expects that this will continue for the foreseeable future. Approximately 17% and 21% of total net sales from continuing operations for the quarters ended December 31, 2009 and 2008, respectively, and 52% and 56% of Plastics sales for the quarters ended December 31, 2009 and 2008, respectively, were made to Procter & Gamble, which is the largest customer in the Plastics segment. The Home Depot, Inc. and Menards, Inc. are significant customers of the Building Products segment and Lockheed Martin Corporation and the Boeing Company are significant customers of the Telephonics. Future operating results will continue to substantially depend on the success of the largest customers and the Company’s relationships with them. Orders from these customers are subject to fluctuation and may be reduced materially. The loss of all or a portion of the sales volume from any one of these customers would have an adverse affect on the Company’s liquidity and operations.

During the quarter ended December 31, 2009, the Company used cash for investing activities of continuing operations of $10 million compared to $5.1 million last year, primarily for capital expenditures.  The Company expects capital spending to be in the range of $40 million to $45 million for 2010.

During the quarter ended December 31, 2009, cash provided by financing activities totaled $63.6 million compared to cash used by financing activities of $25.6 million in the prior year period, primarily as a result of the issuance of the 2017 Notes.

Cash and Equivalents, and Debt

(in thousands)	At December 31, 2009	At September 30, 2009

Cash and equivalents	$376,344	$320,833

Notes payables and current portion of long-term debt	60,639	78,590
Long-term debt, net of current maturities	160,828	98,394
Debt discount	26,015	2,820
Total debt, excluding debt discount	247,482	179,804

Cash and equivalents, net of debt, excluding debt discount	$128,862	$141,029

At December 31, 2009, $23.3 million was outstanding under the Clopay Credit Agreement, a five year, $100 million senior secured revolving credit facility; approximately $30.6 million was available to borrow under the facility.

At December 31, 2009, $38.0 million was outstanding under the Telephonics Credit Agreement, a five-year, $100 million senior secured revolving credit facility; approximately $56.9 million was available to borrow under the facility.

The Clopay Credit Agreement and the Telephonics Credit Agreement include various sublimits for standby letters of credit. At December 31, 2009, there were approximately $16.8 million of aggregate standby letters of credit outstanding under these credit facilities. These credit agreements limit dividends and advances that these subsidiaries may pay to the Company. The agreements permit the payment of income taxes, overhead and expenses, with dividends or advances in excess of these amounts being limited based on (a) with respect to the Clopay Credit Agreement, maintaining certain minimum availability under the loan agreement or (b) with respect to the Telephonics Credit Agreement, compliance with certain conditions and limited to an annual maximum.

At December 31, 2009, the Company complied with the covenants under its respective credit facilities, and expects to remain in compliance for the reasonably foreseeable future. The Clopay Credit Agreement provides for credit availability primarily based on working capital assets and imposes only one ratio compliance requirement, which becomes operative only in the event that utilization of that facility were to reach a defined level significantly beyond the December 31, 2009 level. The Telephonics Credit Agreement is a “cash flow based” facility and compliance with required ratios at December 31, 2009 was well within the parameters set forth in that agreement. Further, the covenants within such credit facilities do not materially affect the Company’s ability to undertake additional debt or equity financing for Griffon, the parent company, as such credit facilities are at the subsidiary level and are not guaranteed by Griffon.  The balances of the debt under these credit facilities approximate fair values, as the interest rates are indexed to current market rates.

On December 21, 2009, the Company issued $100 million principal of 4% convertible subordinated notes due 2017 (the “2017 Notes”).  The initial conversion rate of the 2017 Notes was 67.0799 shares of Griffon’s common stock per $1,000 principal amount of notes, corresponding to an initial conversion price of approximately $14.91 per share.  This represents a 23% conversion premium over the $12.12 per share closing price on December 15, 2009.  The outstanding balance of these notes on December 31, 2009 was $100 million and the fair value was approximately $106 million, based on quoted market price (level 1 inputs).

The Company had $60.1 million outstanding of 4% convertible subordinated notes due 2023 (the “Notes”) at December 31, 2009. Holders of the Notes may require the Company to repurchase all or a portion of their Notes on July 18, 2010, 2013 and 2018, if the Company’s common stock price is below the conversion price of the Notes, as well as upon a change in control. The Company anticipates that noteholders will require us to repurchase their outstanding Notes on the earliest of these dates.  As such, these notes have been included in Notes payable and current portion of long-term debt at December 31, 2009.  The fair value is approximately $60 million, based on quoted market price (level 1 inputs).

In December 2009, the Company purchased $19.2 million face value of the 2023 Notes for $19.4 million.  Including a proportionate reduction in the related deferred financing costs, the Company recorded an immaterial net pre-tax loss on the extinguishment in the first quarter of 2010.  Capital in excess of par value was reduced by $0.7 million related to the equity portion of the extinguished 2023 Notes and the debt discount was reduced by $0.5 million.

In April 2009, the Company purchased $15.1 million face value of the 2023 Notes for $14.3 million. The Company recorded a pre-tax gain from debt extinguishment of $0.3 million, offset by $0.1 million for a proportionate reduction in the related deferred financing costs for a net pre-tax gain of $0.2 million in the third quarter of 2009.  Capital in excess of par value was reduced by $0.3 million related to the equity portion of the extinguished 2023 Notes and the debt discount was reduced by $0.8 million.

In October 2008, the Company purchased $35.5 million face value of the 2023 Notes for $28.4 million. The Company recorded a pre-tax gain from debt extinguishment of $4.6 million, offset by $0.3 million for a proportionate reduction in the related deferred financing costs for a net pre-tax gain of $4.3 million in the first quarter of 2009.  No portion of the extinguishment was attributed to capital in excess of par value and the debt discount was reduced by $2.5 million.

Subsequent to the end of the quarter, in January 2010, the Company purchased $10.1 million face value of the 2023 Notes for $10.2 million.  In the second quarter, the Company will record a pre-tax gain from debt extinguishment of $12 thousand, offset by $20 thousand for a proportionate reduction in the related deferred financing costs for a net pre-tax loss of $8 thousand.  Capital in excess of par will be reduced by $0.3 million.

Prior to the above repurchases, the Company had outstanding $130 million of 2023 Notes at September 30, 2008.

Approximately 1.4 million shares of common stock are available for purchase pursuant to the Company’s stock buyback program and additional purchases, including pursuant to a 10b5-1 plan, may be made, depending upon market conditions and other factors, at prices deemed appropriate by management.

The Company’s Employee Stock Ownership Plan (“ESOP”) has a loan agreement, guaranteed by the Company, which requires payments of principal and interest through the expiration date of September 2012 at which time the $3.9 million balance of the loan, and any outstanding interest, will be payable.  The primary purpose of this loan and its predecessor loans, which were refinanced by this loan in October 2008, was to purchase 547,605 shares of the Company’s stock in October 2008.  The loan bears interest at rates based upon the prime rate or LIBOR. The balance of the loan was $5.5 million at December 31, 2009, and the outstanding balance approximates fair value, as the interest rates are indexed to current market rates.

In June 2009, the Company announced plans to consolidate facilities in its Building Products segment scheduled to be completed in early 2011.  When completed the Company expects annual cost savings of $10 million.  The Company estimates that it will incur pre-tax exit and restructuring costs of approximately $12 million, substantially all of which will be cash charges, including approximately $2 million for one-time termination benefits and other personnel costs, approximately $1 million for excess facilities and related costs, and approximately $9 million in other exit costs primarily in connection with production realignment.  In addition, the Company expects to make an investment in capital expenditures of $11 million in order to complete the restructuring plan.  These charges and investments will occur primarily in 2010 and 2011.  To date the Company has incurred $2.3 million in related charges and made capital investments of $4.9 million.

The Company substantially concluded its remaining disposal activities for the Installation Services business, discontinued in 2008, in the second quarter of 2009 and does not expect to incur significant expense in the future. Future net cash outflows to satisfy liabilities related to disposal activities that were accrued at December 31, 2009 are estimated to be $3.2 million. Certain of the Company’s subsidiaries are also contingently liable for approximately $2.9 million related to certain facilities leases with varying terms through 2012 that were assigned to the respective purchasers of certain of the Installation Services businesses. The Company does not believe it has a material exposure related to these contingencies.

Anticipated cash flows from operations, together with existing cash and cash equivalents, bank lines of credit and lease line availability, is expected to be adequate to finance presently anticipated working capital and capital expenditure requirements and to repay long-term debt as it matures.

CRITICAL ACCOUNTING POLICIES

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect reported amounts of assets, liabilities, sales and expenses, and the related disclosures of contingent assets and contingent liabilities at the date of the financial statements. The Company evaluates these estimates and judgments on an ongoing basis and base the estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities, as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. The Company’s actual results may materially differ from these estimates.  There have been no changes in the Company’s critical accounting policies from September 30, 2009.

The Company’s significant accounting policies and procedures are explained in the Management Discussion and Analysis section in the Annual Report on Form 10-K for the year ended September 30, 2009. In the selection of the critical accounting policies, the objective is to properly reflect the financial position and results of operations for each reporting period in a consistent manner that can be understood by the reader of the financial statements. The Company considers an estimate to be critical if it is subjective and if changes in the estimate using different assumptions would result in a material impact on the financial position or results of operations of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issues, from time to time, new financial accounting standards, staff positions and emerging issues task force consensus. See the Notes to Condensed Consolidated Financial Statements for a discussion of these matters.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact, including, without limitation, statements regarding the Company’s financial position, business strategy and the plans and objectives of the Company’s management for future operations, are forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend” or the negative of these expressions or comparable terminology. Such forward-looking statements involve important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, among others: general domestic and international business, financial market and economic conditions; the credit market; the housing market; results of integrating acquired businesses into existing operations; the results of the Company’s restructuring and disposal efforts; competitive factors; pricing pressures for resin and steel; capacity and supply constraints; the Company’s ability to identify and successfully consummate and integrate value-adding acquisition opportunities; and the ability of the Company to remain in compliance with the covenants under its respective credit facilities. Additional important factors that could cause the statements made in this Quarterly Report on Form 10-Q or the actual results of operations or financial condition of the Company to differ are discussed under the caption “Forward-Looking Statements” in the Company’s Form 10-K Annual Report for the year ended September 30, 2009. Some of the factors are also discussed elsewhere in this Quarterly Report on Form 10-Q and have been or may be discussed from time to time in the Company’s filings with the U.S. Securities and Exchange Commission. Readers are cautioned not to place undue reliance on the Company’s forward-looking statements. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

Management does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that is required to be disclosed.

Item 4 - Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the Company’s disclosure controls and procedures were evaluated as of the end of the period covered by this report. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.

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

In addition to the other information set forth in this report, carefully consider the factors discussed in Item 1A to Part I in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3	Defaults upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Security Holders

(a) The Registrant held its annual meeting on February 4, 2010.

(b)     Four directors in Class III were elected at the Annual Meeting to serve until the Annual Meeting of stockholders in 2013.  The names of these directors and votes cast in favor of their election and shares withheld are as follows:

Name	Votes For	Votes Withheld
Henry A. Alpert	48,383,853	3,261,513
Blaine V. Fogg	50,641,354	1,004,012
William H. Waldorf	49,427,041	2,218,325
Joseph J. Whalen	50,414,947	1,230,419

Rear Admiral Clarence A. Hill, Jr. retired from the Board of Directors effective as of the conclusion of the election of directors at the Company’s 2010 Annual Meeting on February 4, 2010, and accordingly was not nominated for re-election.

The nine other directors whose term of office continued after the Annual Meeting are as follows:

Bertrand M. Bell	Rear Admiral Robert G. Harrison (USN Ret.)
Ronald J. Kramer	Martin S. Sussman
Harvey R. Blau	Gerald J. Cardinale
Bradley J. Gross	General Donald J. Kutyna (USAF Ret.)
James A. Mitarotonda

(c)     Ratification of the selection by the Audit Committee of Grant Thornton LLP to serve as the independent registered public accounting firm for fiscal 2010 was approved at the Annual Meeting as follows:

Votes For	Votes Against	Broker Non-votes	Shares Abstained
54,702,964	1,186,776	—	16,742

(d) Not applicable.

Item 5	Other Information

None

Item 6	Exhibits

Exhibit 4.1 - Indenture, dated December 21, 2009, between Griffon Corporation and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated December 16, 2009 (File No. 001-06620)).

Exhibit 10.1 - Separation Agreement, dated as of October 30, 2009 and effective as of November 7, 2009, between the Company and Franklin H. Smith (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated November 7, 2009 (File No. 001-06620)).

Exhibit 10.2 - Purchase Agreement, dated December 16, 2009, between Griffon Corporation and Goldman, Sachs & Co., as representative for the purchasers named therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated December 16, 2009 (File No. 001-06620)).

Exhibit 31.1 - Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto).
Exhibit 31.2 — Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto).
Exhibit 32 — Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFON CORPORATION

/s/ Douglas J. Wetmore
Douglas J. Wetmore
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Brian G. Harris
Brian G. Harris
Chief Accounting Officer
(Principal Accounting Officer)

Date: February 5, 2010

EXHIBIT INDEX

Exhibit 4.1 — Indenture, dated December 21, 2009, between Griffon Corporation and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated December 16, 2009 (File No. 001-06620)).

Exhibit 10.1 — Separation Agreement, dated as of October 30, 2009 and effective as of November 7, 2009, between the Company and Franklin H. Smith (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated November 7, 2009 (File No. 001-06620)).

Exhibit 10.2 — Purchase Agreement, dated December 16, 2009, between Griffon Corporation and Goldman, Sachs & Co., as representative for the purchasers named therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated December 16, 2009 (File No. 001-06620)).

Exhibit 31.1 — Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 — Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32   — Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.