Form 10-Q
period 2010-03-31
GRIFFON CORP
filed 2010-05-06
CIK 50725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 59,627,781 shares of Common Stock as of April 30, 2010.

Griffon Corporation and Subsidiaries

Part I — Financial Information

Item 1 — Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	(Unaudited)
	At March 31, 2010	At September 30, 2009

CURRENT ASSETS
Cash and equivalents	$348,442	$320,833
Accounts receivable, net of allowances of $4,720 and $4,457	188,340	164,619
Contract costs and recognized income not yet billed, net of progress payments of $23,186 and $14,592	74,798	75,536
Inventories, net	135,711	139,170
Prepaid and other current assets	34,433	39,261
Assets of discontinued operations	1,551	1,576
Total Current Assets	783,275	740,995
PROPERTY, PLANT AND EQUIPMENT, net	232,016	236,019
GOODWILL	94,214	97,657
INTANGIBLE ASSETS, net	31,085	34,211
OTHER ASSETS	21,266	29,132
ASSETS OF DISCONTINUED OPERATIONS	5,215	5,877
Total Assets	$1,167,071	$1,143,891

CURRENT LIABILITIES
Notes payable and current portion of long-term debt net of debt discount of $733 and $2,820	$51,261	$78,590
Accounts payable	127,243	125,027
Accrued and other current liabilities	54,357	61,120
Liabilities of discontinued operations	4,647	4,932
Total Current Liabilities	237,508	269,669
LONG-TERM DEBT, net of debt discount of $23,847 and $0	150,360	98,394
OTHER LIABILITIES	73,069	78,837
LIABILITIES OF DISCONTINUED OPERATIONS	7,853	8,784
Total Liabilities	468,790	455,684
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	698,281	688,207
Total Liabilities and Shareholders’ Equity	$1,167,071	$1,143,891

GRIFFON CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

							ACCUMULATED
			CAPITAL IN				OTHER	DEFERRED
	COMMON STOCK		EXCESS OF	RETAINED	TREASURY SHARES		COMPREHENSIVE	ESOP
(in thousands)	SHARES	PAR VALUE	PAR VALUE	EARNINGS	SHARES	COST	INCOME (LOSS)	COMPENSATION	Total

Balance at 9/30/2009	72,040	$18,010	$438,843	$421,992	12,466	$(213,560)	$28,170	$(5,248)	$688,207

Net income	—	—	—	6,324	—	—	—	—	6,324
Common stock issued for options exercised	45	12	274	—	—	—	—	—	286
Tax benefit from the exercise of stock options	—	—	99	—	—	—	—	—	99
Amortization of deferred compensation	—	—	—	—	—	—	—	313	313
Restricted stock vesting	9	2	(2)	—	—	—	—	—	—
ESOP distribution of common stock	—	—	93	—	—	—	—	—	93
Stock-based compensation	—	—	2,922	—	—	—	—	13	2,935
Translation of foreign financial statements	—	—	—	—	—	—	(14,437)	—	(14,437)
Issuance of convertible debt, net	—	—	13,685	—	—	—	—	—	13,685
Pension OCI amortization, net of tax	—	—	—	—	—	—	776	—	776
Balance at 3/31/2010	72,094	$18,024	$455,914	$428,316	12,466	$(213,560)	$14,509	$(4,922)	$698,281

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Revenue	$313,977	$276,087	$619,134	$578,421
Cost of goods and services	244,907	222,112	479,783	465,489
Gross profit	69,070	53,975	139,351	112,932

Selling, general and administrative expenses	64,055	55,545	126,016	112,073
Restructuring and other related charges	1,220	—	2,231	—
Total operating expenses	65,275	55,545	128,247	112,073

Income (loss) from operations	3,795	(1,570)	11,104	859

Other income (expense)
Interest expense	(3,729)	(3,814)	(6,699)	(7,563)
Interest income	192	231	254	667
Gain (loss) from debt extinguishment, net	12	—	(6)	4,304
Other, net	589	(200)	1,216	(557)
Total other income (expense)	(2,936)	(3,783)	(5,235)	(3,149)

Income (loss) before taxes and discontinued operations	859	(5,353)	5,869	(2,290)
Income tax benefit	(1,175)	(3,277)	(345)	(2,280)
Income (loss) from continuing operations	2,034	(2,076)	6,214	(10)

Discontinued operations:
Income (loss) from operations of the discontinued Installation Services business	(1)	1,046	169	1,051
Income tax provision	—	397	59	399
Income (loss) from discontinued operations	(1)	649	110	652
Net income (loss)	$2,033	$(1,427)	$6,324	$642

Basic earnings per common share:
Income (loss) from continuing operations	$0.03	$(0.04)	$0.11	$0.00
Income from discontinued operations	0.00	0.01	0.00	0.01
Net income (loss)	0.03	(0.02)	0.11	0.01

Weighted-average shares outstanding	58,977	58,467	58,906	58,660

Diluted earnings per common share:
Income (loss) from continuing operations	$0.03	$(0.04)	$0.10	$0.00
Income from discontinued operations	0.00	0.01	0.00	0.01
Net income (loss)	0.03	(0.02)	0.11	0.01

Weighted-average shares outstanding	59,939	58,467	59,769	58,745

Note:  Due to rounding, the sum of earnings per share of Continuing operations and Discontinued operations may not equal earnings per share of Net income.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,324	$642

Adjustments to reconcile net income to net cash provided by operating activities:

Income from discontinued operations	(110)	(652)
Depreciation and amortization	20,208	20,910
Long-term debt discount	2,102	1,924
Stock-based compensation	2,935	1,841
Provisions for losses on account receivable	1,138	379
Amortization/write-off of deferred financing costs	609	691
Loss (gain) from debt extinguishment, net	6	(4,304)
Deferred income taxes	(4,384)	(3,537)
Change in assets and liabilities:
(Increase) decrease in accounts receivable and contract costs and recognized income not yet billed	(26,170)	14,680
Decrease in inventories	1,998	9,582
Decrease in prepaid and other assets	4,170	1,277
Decrease in accounts payable, accrued liabilities and income taxes payable	(3,724)	(36,914)
Other changes, net	409	(1,618)
Net cash provided by operating activities	5,511	4,901

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(17,689)	(12,088)
(Increase) decrease in equipment lease deposits	28	(345)
Net cash used in investing activities	(17,661)	(12,433)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares from rights offering	—	5,274
Proceeds from issuance of long-term debt	100,000	10,431
Payments of long-term debt	(53,897)	(40,854)
Increase in short-term borrowings	—	904
Financing costs	(4,145)	(227)
Purchase of ESOP shares	—	(4,370)
Exercise of stock options	285	—
Tax benefit from exercise of options/vesting of restricted stock	99	—
Other, net	37	629
Net cash provided by (used in) financing activities	42,379	(28,213)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities of discontinued operations	(269)	(759)
Net cash used in discontinued operations	(269)	(759)

Effect of exchange rate changes on cash and equivalents	(2,351)	(1,102)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	27,609	(37,606)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	320,833	311,921
CASH AND EQUIVALENTS AT END OF PERIOD	$348,442	$274,315

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(Unaudited)

(Unless otherwise indicated, all references to years or year-end refer to the fiscal period ending September 30)

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. As such, they should be read with reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 2009, which provides a more complete explanation of the Company’s accounting policies, financial position, operating results, business properties and other matters, and with the Company’s Current Report on Form 8-K filed on February 4, 2010, updating the Form 10-K for the retroactive application of new accounting guidance for convertible debt (see below). In the opinion of management, these financial statements reflect all adjustments considered necessary for a fair statement of interim results. The results of operations of any interim period are not necessarily indicative of the results for the full year.

The unaudited condensed consolidated balance sheet information at September 30, 2009 was derived from the audited financial statements included in the Company’s Current Report on Form 8-K filed on February 4, 2010, updating the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.

In preparing its consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates estimates, including those related to bad debts, inventory reserves, goodwill and intangible assets. The Company bases its estimates on historical data and experience, when available, and on various other assumptions that the Company believes are reasonable, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Certain prior period amounts have been reclassified to conform to the current period presentation.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued new guidance to clarify that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) must be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized. This guidance, which is applicable to the Company’s 4% convertible subordinated notes due 2023 issued in 2003 (the “2023 Notes”) and 4% convertible subordinated notes due 2017 issued in December 2009 (the “2017 Notes”), became effective for the Company as of October 1, 2009 and is implemented retrospectively, as required, for the 2023 Notes.  For more information, see the Long-Term Debt footnote.

At March 31, 2010, the 2023 Notes had an outstanding balance of $49,998, an unamortized discount of $733, a net carrying value of $49,265 and a capital in excess of par value component balance, net of tax, of $17,061.  At September 30, 2009, the 2023 Notes had an outstanding balance of $79,380, an unamortized discount balance of $2,820, a net carrying value of $76,560 and a capital in excess of par value component balance, net of tax, of $18,094.  The stock price was below the conversion price for all periods presented.  The Company used 8.5% as the nonconvertible debt borrowing rate to discount the 2023 Notes and will amortize the debt discount through July 2010.  For more information, see the Long-Term Debt footnote.

For the 2023 Notes, the effective interest rate and interest expense was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(dollar amounts in thousands)	2010	2009	2010	2009
Effective interest rate	9.0%	8.8%	9.0%	9.0%

Interest expense related to the coupon	$534	$945	$1,328	$2,008
Amortization of the discount	565	923	1,386	1,931
Amortization of deferred issuance costs	59	93	137	198
Total interest expense on the 2023 Notes	$1,158	$1,961	$2,851	$4,137

The cumulative effect of the adjustments prior to September 30, 2009 was recorded in the September 30, 2009 balance sheet as follows:

Balance Sheet

(in thousands)

	As of September 30, 2009
	As Reported	Change	As Adjusted

Other Assets	$30,648	$(1,516)	$29,132
All other assets	1,114,759	—	1,114,759
Total Assets	$1,145,407	$(1,516)	$1,143,891

Notes payable & current portion of LT debt	$81,410	$(2,820)	$78,590
All other liabilities	377,094	—	377,094
Total liabilities	458,504	(2,820)	455,684
Capital in excess of par value	420,749	18,094	438,843
Retained earnings	438,782	(16,790)	421,992
All other shareholders’ equity	(172,628)	—	(172,628)
Total Shareholders’ Equity	686,903	1,304	688,207
Total Liabilities and shareholders’ equity	$1,145,407	$(1,516)	$1,143,891

The prior year three and six month periods have been adjusted as follows:

Statement of Operations

(in thousands, except per share data)

	Three Months Ending March 31, 2009			Six Months Ending March 31, 2009
	As Reported	Change	As Adjusted	As Reported	Change	As Adjusted

Income (loss) from operations	$(1,570)	$—	$(1,570)	$859	$—	$859

Other income (expense)
Interest expense	(2,919)	(895)	(3,814)	(5,633)	(1,930)	(7,563)
Interest income	231	—	231	667	—	667
Gain from debt extinguishment, net	—	—	—	6,714	(2,410)	4,304
Other, net	(200)	—	(200)	(557)	—	(557)
Total other income (expense)	(2,888)	(895)	(3,783)	1,191	(4,340)	(3,149)
Income (loss) before taxes and discontinued operations	(4,458)	(895)	(5,353)	2,050	(4,340)	(2,290)
Provision (benefit) for income taxes	(2,955)	(322)	(3,277)	(718)	(1,562)	(2,280)
Income (loss) from continuing operations	(1,503)	(573)	(2,076)	2,768	(2,778)	(10)
Income from discontinued operations	649	—	649	652	—	652
Net income (loss)	$(854)	$(573)	$(1,427)	$3,420	$(2,778)	$642

Basic earnings per share
Income from continuing operations	$(0.03)		$(0.04)	$0.05		$(0.00)
Discontinued operations	0.01		0.01	0.01		0.01
Net income	$(0.01)		$(0.02)	$0.06		$0.01

Diluted earnings per share
Income from continuing operations	$(0.03)		$(0.04)	$0.05		$(0.00)
Discontinued operations	0.01		0.01	0.01		0.01
Net income	$(0.01)		$(0.02)	$0.06		$0.01

On December 21, 2009, the Company issued $100,000 aggregate principal amount of the 2017 Notes.  The Company used 8.75% as the nonconvertible debt-borrowing rate to discount the 2017 Notes and will amortize the debt discount through January 2017.  On the date of issuance, the debt component of the 2017 Notes was $75,437 and the debt discount was $24,563.  At March 31, 2010, the 2017 Notes had an outstanding balance of $100,000, an unamortized discount balance of $23,847, a net carrying value of $76,153 and a capital in excess of par component balance, net of tax, of $15,720.

For the 2017 Notes, the effective interest rate and interest expense was as follows:

	Three Months Ended March 31,	Six Months Ended March 31,
(dollar amounts in thousands)	2010	2010
Effective interest rate	9.2%	9.2%

Interest expense related to the coupon	$1,000	$1,100
Amortization of the discount	650	715
Amortization of deferred issuance costs	108	108
Total interest expense on the 2017 Notes	$1,758	$1,923

NOTE 2 — FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Recurring Basis

Each quarter, cash and equivalents and the deferred non-qualified retirement plan assets are measured and recorded at fair value based upon quoted prices in active markets for identical assets and liabilities.  Life insurance contracts were $4,766 at March 31, 2010 and $4,803 at September 30, 2009.  Additionally, accounts receivable and accounts payable approximate fair value due to their short-term nature.  Refer to the Long-Term Debt footnote for discussion on the fair value of long-term debt.

NOTE 3 — INVENTORIES

Inventories, stated at the lower of cost (first-in, first-out or average) or market, were comprised of the following:

	At March 31,	At September 30,
(in thousands)	2010	2009
Raw materials and supplies	$35,014	$38,943
Work in process	56,712	66,741
Finished goods	43,985	33,486
Total	$135,711	$139,170

NOTE 4 — PROPERTY PLANT AND EQUIPMENT

Property, plant and equipment were comprised of the following:

	At March 31,	At September 30,
(in thousands)	2010	2009
Land, building and building improvements	$107,509	$110,617
Machinery and equipment	429,223	423,742
Leasehold improvements	26,649	23,390
	563,381	557,749
Accumulated depreciation and amortization	(331,365)	(321,730)
Total	$232,016	$236,019

No event or indicator of impairment occurred during the three and six months ended March 31, 2010, which would require additional impairment testing of property, plant and equipment.

NOTE 5 — GOODWILL AND OTHER INTANGIBLES

The following table provides the changes in carrying value of goodwill by segment during the six months ended March 31, 2010.

(in thousands)	At September 30, 2009	Other adjustments including currency translations	At March 31, 2010
Telephonics	$18,545	$—	$18,545
Building Products	—	—	—
Plastics	79,112	(3,443)	75,669
Total	$97,657	$(3,443)	$94,214

No event or indicator of impairment occurred during the three and six months ended March 31, 2010, which would require impairment testing of goodwill.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	At March 31, 2010		Average	At September 30, 2009
(dollar amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Life (Years)	Gross Carrying Amount	Accumulated Amortization

Customer relationships	$28,345	$5,833	25	$30,650	$5,628
Unpatented technology	8,729	746	12	2,990	349
Total amortizable intangible assets	37,074	6,579	22	33,640	5,977
Trademark	590	—		590	—
Unpatented technology	—	—		5,958	—
Total intangible assets	$37,664	$6,579		$40,188	$5,977

An unpatented intangible asset with a gross carrying amount of $5,958 at October 1, 2009 was reclassified from indefinite lived to amortizable, as information became available that allowed a useful life to be determined; the intangible asset is being amortized over 10 years, its estimated useful life, with effect from October 1, 2009.

No event or indicator of impairment occurred during the three and six months ended March 31, 2009, which would require additional impairment testing of long-lived intangible assets excluding goodwill.

NOTE 6 — INCOME TAXES

The Company’s effective tax rate for continuing operations for the quarter ended March 31, 2010 was a benefit of 137% of income before taxes, compared to a benefit of 61.2% of the 2009 quarter’s loss before income taxes.  The 2010 quarter benefited from resolution of certain non-domestic tax audits resulting in the release of $1,541 of tax and accrued interest from previously established reserves for uncertain tax positions.  The prior year quarter benefited from tax planning, primarily with respect to foreign tax credits.

The Company’s effective tax rate for continuing operations for the six months ended March 31, 2010 was a benefit of 5.9% of income before taxes, compared to 99% of the prior year period loss before income taxes.  The 2010 period benefited from resolution of certain non-domestic tax audits resulting in the release of $1,541 of tax and accrued interest from previously established reserves for uncertain tax positions.  The prior year period benefited from tax planning, primarily with respect to foreign tax credits.

Excluding the above discrete period items, the effective tax rate on continuing operations for the quarter and six month period ended March 31, 2010 would have been an expense of 26.6% and 25.5%, respectively, of income before taxes.  The effective tax rate for the 2009 quarter and six month period ended March 31, 2009, excluding the tax planning items, would have been a benefit on the loss before income taxes of 30% and 35.1%, respectively.

NOTE 7 — LONG-TERM DEBT

In June 2008, Building Products and Plastics entered into a credit agreement for their domestic operations with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which the lenders agreed to provide a five-year, senior secured revolving credit facility of $100,000 (the “Clopay Credit Agreement”). Borrowings under the Clopay Credit Agreement bear interest (2.9% average during the six months ended March 31, 2010) at rates based upon LIBOR or the prime rate and are collateralized by the U.S. stock and assets of Building Products and Plastics.  At March 31, 2010 and September 30, 2009, $20,708 and $35,925, respectively, were outstanding under the Clopay Credit Agreement; approximately $41,197 was available for borrowing at March 31, 2010. The Company has been in compliance with all financial covenants under the Clopay Credit Agreement since its inception. The balance of the debt approximates its fair value as the interest rates are indexed to current market rates.

In March 2008, Telephonics entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which the lenders agreed to provide a five-year, revolving credit facility of $100,000 (the “Telephonics Credit Agreement”). Borrowings under the Telephonics Credit Agreement bear interest (1.8% average during the six months ended March 31, 2010) at rates based upon LIBOR or the prime rate and are collateralized by the stock and assets of Telephonics. At March 31, 2010 and September 30, 2009, $30,000 and $38,000, respectively, was outstanding under the Telephonics Credit Agreement; approximately $64,400 was available for borrowing at March 31, 2010. The Company has been in compliance with all financial covenants under the Telephonics Credit Agreement since its inception. The balance of the debt approximates its fair value as the interest rates are indexed to current market rates.

The Telephonics Credit Agreement and the Clopay Credit Agreement include various sublimits for standby letters of credit. At March 31, 2010, approximately $15,795 of aggregate standby letters of credit were outstanding under these credit facilities.  Additionally, these agreements limit dividends and advances these subsidiaries may pay to the parent.

On December 21, 2009, the Company issued $100,000 of 2017 Notes.  Holders may convert the 2017 Notes at a conversion price of $14.91 per share, which is equal to a conversion rate of 67.0799 shares per $1 principal amount of 2017 Notes. In lieu of delivering shares of its common stock, the Company may settle any conversion of the 2017 Notes through the delivery of cash or a combination of cash and shares of common stock.  On March 31, 2010, the Company had outstanding $100,000 of the 2017 Notes, which had a fair value of approximately $108,000, based upon quoted market prices (level 1 inputs).

The Company had outstanding $49,998 of 2023 Notes at March 31, 2010. Holders may convert the 2023 Notes at a conversion price of $22.41 per share, as adjusted pursuant to the Company’s 2008 common stock rights offering and subject to possible further adjustment, as defined therein, which is equal to a conversion rate of approximately 44.6229 shares per $1 principal amount of 2023 Notes. The Company has irrevocably elected to pay noteholders at least $1 in cash for each $1 principal amount of 2023 Notes presented for conversion. The excess of the value of the Company’s common stock that would have been issuable upon conversion over the cash delivered will be paid to noteholders in shares of the Company’s common stock.  The fair value is approximately $50,000, based upon quoted market price (level 1 inputs). If the stock price remains below the conversion price, it is likely that the 2023 Notes will be put to the Company in July of 2010; as such, they have been classified as a component of Notes payable and current portion of long-term debt at March 31, 2010, and the debt discount on the 2023 Notes is being amortized through July 2010.

In January 2010, the Company purchased $10,145 face value of the 2023 Notes for $10,246.  The Company recorded a pre-tax gain from debt extinguishment of $32, offset by $20 for a proportionate reduction in the related deferred financing costs for a net pre-tax gain of $12 in the second quarter of 2010.  Capital in excess of par was reduced by $332 related to the equity portion of the extinguished 2023 Notes and the debt discount was reduced by $219.

In December 2009, the Company purchased $19,237 face value of the 2023 Notes for $19,429. The Company recorded a $26 pre-tax gain from debt extinguishment, offset by $44 for a proportionate reduction in the related deferred financing costs for a net pre-tax loss of $18 in the first quarter of 2010.  Capital in excess of par value was reduced by $700 related to the equity portion of the extinguished 2023 Notes and the debt discount was reduced by $482.

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

The Company had $79,380 and $130,000 of 2023 Notes outstanding at September 30, 2009 and 2008, respectively.

The Company’s Employee Stock Ownership Plan has a loan agreement, guaranteed by the Company, which requires payment of principal and interest through the expiration date of September 2012 at which time the balance of the loan, and any outstanding interest, will be payable.  The primary purpose of this loan and its predecessor loans, which were refinanced by this loan in October 2008, was to purchase 547,605 shares of the Company’s stock in October 2008. The loan bears interest at rates based upon the prime rate or LIBOR. The balance of the loan was $5,313 at March 31, 2010, and the outstanding balance approximates fair value as the interest rates are indexed to current market rates.

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

During the first and second quarters of 2010, the Company granted 299,700 shares of restricted stock, with two to four-year cliff vesting, and a total fair value of $2,914, or a weighted average fair value of $9.72 per share.

The fair value of restricted stock and option grants is amortized over the respective vesting periods.

For the three months ended March 31, 2010 and 2009, stock based compensation expense totaled $1,505 and $1,027, respectively.  For the six months ended March 31, 2010 and 2009, stock based compensation expense totaled $2,935 and $1,841, respectively.

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

The following table is a reconciliation of the share amounts (in thousands) used in computing earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Weighted average shares outstanding - basic	58,977	58,467	58,906	58,660
Incremental shares from 4% convertible notes	—	—	—	—
Incremental shares from stock based compensation	962	—	863	85

Weighted average shares outstanding - diluted	59,939	58,467	59,769	58,745

Anti-dilutive options excluded from diluted EPS computation	991	1,326	1,039	1,326

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

Business segment information is as follows:

GRIFFON CORPORATION

REVENUE, INCOME & OTHER DATA BY SEGMENT

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
(in thousands)	2010	2009	2010	2009
REVENUE
Telephonics	$116,190	$96,567	$219,809	$177,394
Building Products	82,204	79,251	181,726	188,069
Plastics	115,583	100,269	217,599	212,958
Total consolidated net sales	$313,977	$276,087	$619,134	$578,421

INCOME BEFORE TAXES AND DISCONTINUED OPERATIONS
Segment operating profit (loss):
Telephonics	$10,622	$8,252	$17,617	$13,630
Building Products	(3,714)	(11,841)	3,147	(16,234)
Plastics	5,086	6,578	5,447	12,114
Total segment operating profit	11,994	2,989	26,211	9,510
Unallocated amounts*	(7,610)	(4,759)	(13,891)	(9,208)
Gain (loss) from debt extinguishment, net	12	—	(6)	4,304
Net interest expense	(3,537)	(3,583)	(6,445)	(6,896)

Income (loss) before taxes and discontinued operations	$859	$(5,353)	$5,869	$(2,290)

*Unallocated amounts typically include general corporate expenses not attributable to reportable segment.

DEPRECIATION and AMORTIZATION
Segment:
Telephonics	$1,787	$1,543	$3,413	$3,030
Building Products	2,586	3,254	5,183	6,486
Plastics	5,833	5,247	11,446	11,010
Total segment	10,206	10,044	20,042	20,526
Corporate	84	315	166	384
Total consolidated depreciation and amortization	$10,290	$10,359	$20,208	$20,910

CAPITAL EXPENDITURES
Segment:
Telephonics	$4,291	$2,126	$6,367	$2,837
Building Products	3,119	1,243	6,458	3,694
Plastics	96	3,866	4,299	5,528
Total segment	7,506	7,235	17,124	12,059
Corporate	173	22	565	29
Total consolidated capital expenditures	$7,679	$7,257	$17,689	$12,088

	At March 31, 2010	At September 30, 2009
ASSETS
Segment assets:
Telephonics	$282,681	$271,809
Building Products	161,535	169,251
Plastics	364,013	364,626
Total segment assets	808,229	805,686
Corporate (principally cash and equivalents)	352,076	330,752
Total continuing assets	1,160,305	1,136,438
Assets from discontinued operations	6,766	7,453
Consolidated total	$1,167,071	$1,143,891

NOTE 11 — COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2010	2009	2010	2009
Net income (loss)	$2,033	$(1,427)	$6,324	$642

Foreign currency translation adjustment	(11,566)	(8,244)	(14,437)	(20,736)
Pension OCI amortization, net of tax	389	204	776	409
Comprehensive loss	$(9,144)	$(9,467)	$(7,337)	$(19,685)

NOTE 12 — DEFINED BENEFIT PENSION EXPENSE

Defined benefit pension expense was recognized as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2010	2009	2010	2009
Service cost	$139	$112	$278	$224
Interest cost	907	1,056	1,814	2,112
Expected return on plan assets	(343)	(431)	(686)	(861)
Amortization:
Prior service cost	84	84	168	168
Recognized actuarial loss	512	230	1,024	461
Net periodic expense	$1,299	$1,051	$2,598	$2,104

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

In December 2007, the FASB issued new accounting guidance related to the accounting for noncontrolling interests in consolidated financial statements. The new guidance was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way, that is, as equity in the consolidated financial statements. Moreover, the new guidance eliminates the diversity then existing in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. This new guidance was effective for the Company as of October 1, 2009 and the adoption had no material effect on the Company’s consolidated financial statements.

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

In April 2008, the FASB issued new guidance, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset, and requires enhanced related disclosures. The new guidance must be applied prospectively to all intangible assets acquired as of and subsequent to years beginning after December 15, 2008, which for the Company was the fiscal year beginning October 1, 2009. The Company anticipates that adoption of the new guidance will impact the way in which newly acquired intangible assets are accounted for; however, such impact can only be assessed upon the acquisition of intangible assets.

NOTE 14 — DISCONTINUED OPERATIONS

The following amounts related to the Installation Services segment, discontinued in 2008, have been segregated from the Company’s continuing operations and are reported as assets and liabilities of discontinued operations in the condensed consolidated balance sheets:

	At March 31, 2010		At September 30, 2009
(in thousands)	Current	Long-term	Current	Long-term
Assets of discontinued operations:
Prepaid and other current assets	$1,551	$—	$1,576	$—
Other long-term assets	—	5,215	—	5,877
Total assets of discontinued operations	$1,551	$5,215	$1,576	$5,877

Liabilities of discontinued operations:
Accounts payable	$11	$—	$13	$—
Accrued liabilities	4,636	—	4,919	—
Other long-term liabilities	—	7,853	—	8,784
Total liabilities of discontinued operations	$4,647	$7,853	$4,932	$8,784

There was no Installation Services’ operating unit revenue for the three and six months ended March 31, 2010 and 2009.

NOTE 15 — RESTRUCTURING AND OTHER RELATED CHARGES

In June 2009, the Company announced plans to consolidate facilities in its Building Products segment, scheduled to be completed in early 2011.  The Company estimates it will incur pre-tax exit and restructuring costs approximating $12,000, substantially all of which will be cash charges, including $2,000 for one-time termination benefits and other personnel costs, $1,000 for excess facilities and related costs, and $9,000 in other exit costs primarily in connection with production realignment.  These charges will occur primarily in 2010 and 2011.  To date the Company has incurred $3,500 in related charges.

A summary of the restructuring and other related charges included in the line item “Restructuring and other related charges” in the Condensed Consolidated Statements of Operations recognized for the three and six months ended March 31, 2010 and for each quarter in 2009 were as follows:

	Workforce	Facilities &	Other related
(in thousands)	Reduction	Exit Costs	Costs	Total
Amounts incurred in:

Quarter ended December 31, 2008	$—	$—	$—	$—
Quarter ended March 31, 2009	—	—	—	—
Quarter ended June 30, 2009	37	—	1	38
Quarter ended September 30, 2009	170	672	360	1,202
Year ended September 30, 2009	$207	$672	$361	$1,240

Quarter ended December 31, 2009	$279	$694	$38	$1,011
Quarter ended March 31, 2010	124	775	321	1,220
Six months ended March 31, 2010	$403	$1,469	$359	$2,231

At March 31, 2010, the accrued liability associated with the restructuring and other related charges consisted of the following:

(in thousands)	Workforce Reduction	Facilities & Exit Costs	Other related Costs	Total

Accrued liability at September 30, 2009	$207	$—	$—	$207
Charges	403	1,469	359	2,231
Payments	(212)	(1,469)	(359)	(2,040)
Accrued liability at March 31, 2010	$398	$—	$—	$398

NOTE 16 — OTHER INCOME

Other income included losses of $241 and $306 for the three-month periods and losses of $166 and $874 for the six month periods ended March 31, 2010 and 2009, respectively, of foreign exchange losses in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of the Company and its subsidiaries.

NOTE 17 — WARRANTY LIABILITY

The Company offers its customers warranties against product defects for periods ranging from six months to three years, with certain products having a limited lifetime warranty, depending on the specific product and terms of the customer purchase agreement. The Company’s typical warranties require it to repair or replace the defective products during the warranty period at no cost to the customer. At the time product revenue is recognized, the Company records an estimated liability for warranty costs, based on historical experience. The Company periodically assesses the adequacy of its warranty liability, and adjusts the liability as necessary. While the Company believes that its liability for product warranties is adequate, actual warranty costs could differ materially from those estimated.

Changes in the warranty liability included in accrued liabilities were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2010	2009	2010	2009
Balance, beginning of year	$4,796	$5,081	$5,707	$5,328
Warranties issued and charges in estimated pre-existing warranties	1,236	2,022	1,319	3,359
Actual warranty costs incurred	(1,272)	(1,579)	(2,266)	(3,163)
Balance, end of period	$4,760	$5,524	$4,760	$5,524

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

U.S. Government investigations and claims

Defense contracts and subcontracts, including the Company’s contracts and subcontracts, are subject to audit and review by various agencies and instrumentalities of the United States government, including among others, the Defense Contract Audit Agency, the Defense Contract Investigative Service and the Department of Justice which has responsibility for asserting claims on behalf of the U.S. government.  In addition to ongoing audits, pursuant to an administrative subpoena, the Company is currently providing information to the U.S. Department of Defense Office of the Inspector General.  No claim has been asserted against the Company, and the Company is unaware of any material financial exposure in connection with the Inspector General’s inquiry.

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

General legal

The Company is subject to various laws and regulations relating to the protection of the environment and is a party to legal proceedings arising in the ordinary course of business. Management believes, based on facts presently known to it, that the resolution of the matters above and such other matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

QUARTERLY OVERVIEW

Revenue for the Company’s second quarter ended March 31, 2010 was $314.0 million, compared to $276.1 million last year, with revenue increases achieved in all segments.  Income from continuing operations was $2.0 million, or $0.03 per diluted share, for the 2010 quarter compared to a loss of $2.1 million, or $0.04 per diluted share, in the prior year quarter. The current quarter results included approximately $0.01 per diluted share of restructuring charges associated with the consolidation of facilities at Building Products.  Income from discontinued operations for the 2010 quarter was essentially nil or $0.00 per diluted share, compared to $0.6 million, or $0.01 per diluted share, last year.  Net income for the second quarter of 2010 was $2.0 million, or $0.03 per diluted share, compared to a loss of $1.4 million, or $0.02 per diluted share, in the prior year.

RESULTS OF OPERATIONS

Three and six months ended March 31, 2010 and 2009

The Company reviews its Segments excluding depreciation, amortization and restructuring charges to gain a better understanding of the operations and believes this information is useful to investors.  The results of each Segment are accompanied by a reconciliation of Segment operating income to Segment income (loss) before depreciation, amortization and restructuring charges, as applicable.

Telephonics

	Three Months Ended March 31,				Six Months Ended March 31,
(dollar amounts in thousands)	2010		2009		2010		2009

Revenue	$116,190		$96,567		$219,809		$177,394

Segment operating income	10,622	9.1%	8,252	8.5%	17,617	8.0%	13,630	7.7%
Depreciation and amortization	1,787		1,543		3,413		3,030

Segment Adjusted EBITDA	$12,409	10.7%	$9,795	10.1%	$21,030	9.6%	$16,660	9.4%

For the quarter ended March 31, 2010, Telephonics revenue increased $19.6 million, or 20%, compared to the prior year quarter. The revenue increase was primarily the result of higher sales in the Electronic Systems, Radar and Communications divisions, with the largest contribution from the CREW 3.1 Sierra Nevada Corporation contract.

For the quarter ended March 31, 2010, Segment operating profit increased $2.4 million, or 29%, from the prior year quarter, driven by revenue growth.  Segment operating profit margin for the quarter increased 60 basis points primarily due to lower material and program management costs in the Communications Systems division and lower material costs, due to volume purchase discounts in the Radar Systems division.

For the six months ended March 31, 2010, revenue increased $42.4 million, or 24%, compared to the prior year. The revenue increase was primarily the result of revenue growth in Radar Systems, attributed to weather and search/rescue radar applications, and in the Electronic Systems division, with the largest contribution from the CREW 3.1 Sierra Nevada Corporation contract.

For the six months ended March 31, 2010, Segment operating profit increased $4.0 million, or 29%, from the prior year driven by revenue growth.  Segment operating profit margin for the period increased 30 basis points principally due to favorable program mix, partially offset by higher SG&A expenses. The increase in SG&A expenses was primarily due to higher research expenditures and additional expense necessary to support sales growth.

During the quarter, Telephonics was awarded several new contracts and received incremental funding on current contracts totaling $174 million.  Contract backlog was $433 million at March 31, 2010 with 71% expected to be realized in the next 12 months.  Backlog was $393 million at September 30, 2009 and $428 million at March 31, 2009.

Following the close of the quarter, Telephonics received official notification that it had been selected as the provider of the maritime surveillance radar system on the Fire Scout, the U.S. Navy’s Vertical Take-off and Landing Unmanned Aerial Vehicle.  This is expected to be a significant, long-term program and more details will be provided when available.

Building Products

	Three Months Ended March 31,				Six Months Ended March 31,
(dollar amounts in thousands)	2010		2009		2010		2009

Revenue	$82,204		$79,251		$181,726		$188,069

Segment operating income (loss)	(3,714)	NM	(11,841)	NM	3,147	1.7%	(16,234)	NM
Depreciation and amortization	2,586		3,254		5,183		6,486
Restructuring charges	1,220		—		2,231		—

Segment Adjusted EBITDA	$92	0.1%	$(8,587)	NM	$10,561	5.8%	$(9,748)	NM

For the quarter ended March 31, 2010, Building Products revenue increased $3.0 million, or 4%, compared to the prior year quarter.  The increase was primarily due to higher volume attributable to stabilization in the housing market, amid the continued effects of the weak commercial construction market, and the favorable translation benefit from a weaker U.S. dollar for Canadian based sales.

For the quarter ended March 31, 2010, Segment operating loss decreased $8.1 million, or 69%, compared to the prior year quarter.  The improved operating performance was driven by higher volume and associated plant absorption, lower product costs and lower selling, general and administrative expenses driven by the various restructuring activities undertaken in the past several quarters.

For the six months ended March 31, 2010, Building Products revenue decreased $6.3 million, or 3%, compared to the prior year.  The decrease was primarily due to the continued effects of the weak commercial construction market, amid stabilization in the housing market; partially offset by the favorable translation benefit from a weaker U.S. dollar for Canadian based sales.

For the six months ended March 31, 2010, Segment operating income (loss) increased $19.4 million compared to the prior year.  The improved operating performance, not withstanding the decline in revenue, was primarily due to the same factors noted in the discussion of second quarter results.

The segment’s facilities consolidation project remains on schedule with expected completion in early calendar 2011.

Plastics

	Three Months Ended March 31,				Six Months Ended March 31,
(dollar amounts in thousands)	2010		2009		2010		2009

Revenue	$115,583		$100,269		$217,599		$212,958

Segment operating income	5,086	4.4%	6,578	6.6%	5,447	2.5%	12,114	5.7%
Depreciation and amortization	5,833		5,247		11,446		11,010

Segment Adjusted EBITDA	$10,919	9.4%	$11,825	11.8%	$16,893	7.8%	$23,124	10.9%

For the quarter ended March 31, 2010, Plastics revenue increased $15.3 million, or 15%, compared to the prior year quarter. The increase was primarily due to higher volume across all businesses and the benefit of favorable foreign exchange translation, partially offset by unfavorable product mix and lower customer selling prices driven by lower resin costs compared to the prior year quarter.

For the quarter ended March 31, 2010, Segment operating profit decreased by $1.5 million, or 23%, compared to the prior year quarter.  The cost of resin has rebounded from early calendar 2009 lows, increasing cost of sales; such increased costs have not yet been reflected in higher customer selling prices, impacting margin.  Plastics adjusts customer selling prices based on underlying resin costs, on a delayed basis.  The Company expects that, based on current resin price trends, operating profit will slowly rebound from resin cost increases in the third fiscal quarter.

For the six months ended March 31, 2010, Segment revenue increased $4.6 million, or 2%, compared to prior year.  The increase was primarily due to the same factors noted in the discussion of second quarter results.

For the six months ended March 31, 2010, Segment operating profit decreased by $6.7 million, or 55%, compared to the prior year due to the same factors noted in the discussion of second quarter results.

Unallocated Expenses

For the quarter ended March 31, 2010, unallocated expenses include approximately $1.5 million of costs incurred in connection with evaluating various acquisition opportunities; there was no comparable expense in the prior year quarter.

Other income (expense)

In the first quarter of 2009, the Company recorded a non-cash, pre-tax gain from debt extinguishment of $4.3 million, net of a proportionate write-off of deferred financing costs, which resulted from its October 2008 purchase of $35.5 million of its outstanding convertible notes at a discount.

In the three and six month periods ended March 31, 2010, interest expense decreased $0.1 million and $0.9 million, respectively, from the prior year, primarily as a result of lower average borrowings outstanding.

In the three and six month periods ended March 31, 2010, interest income decreased $40 thousand and $0.4 million, respectively, from the prior year primarily as a result of lower interest rates.

Other, net in other income included losses of $0.2 million and $0.3 million for the three month periods and losses of $0.2 million and $0.9 million for the six month periods ended March 31, 2010 and 2009, respectively, from foreign losses in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of the Company and its subsidiaries.

Provision for income taxes

The Company’s effective tax rate for continuing operations for the quarter ended March 31, 2010 was a benefit of 137% of income before taxes, compared to a benefit of 61.2% of the 2009 quarter’s loss before income taxes.  The 2010 quarter benefited from resolution of certain non-domestic tax audits resulting in the release of $1.5 million of tax and accrued interest from previously established reserves for uncertain tax positions.  The prior year quarter benefited from tax planning, primarily with respect to foreign tax credits.

The Company’s effective tax rate for continuing operations for the six months ended March 31, 2010 was a benefit of 5.9% of income before taxes, compared to 99% of the prior year loss before income taxes.  The 2010 period benefited from resolution of certain non-domestic tax audits resulting in the release of $1.5 million of tax and accrued interest from previously established reserves for uncertain tax positions.  The prior year period benefited from tax planning, primarily with respect to foreign tax credits.

Excluding the above discrete period items, the effective tax rate on continuing operations for the quarter and six month periods ended March 31, 2010 would have been an expense of 26.6% and 25.5%, respectively, of income before taxes.  The effective tax rate for the 2009 quarter and six month periods ended March 31, 2009, excluding the tax planning items, would have been a benefit on the loss before income taxes of 30% and 35.1%, respectively.

Stock based compensation

For the three months ending March 31, 2010 and 2009, stock based compensation expense totaled $1.5 million and

$1.0 million, respectively.  For the six months ending March 31, 2010 and 2009, stock based compensation expense totaled $2.9 million and $1.8 million, respectively.

Discontinued operations — Installation Services

As a result of the downturn in the residential housing market, in 2008, the Company exited substantially all of the operating activities of its Installation Services segment, which sold, installed and serviced garage doors, garage door openers, fireplaces, floor coverings, cabinetry and a range of related building products primarily for the new residential housing market. Operating results of substantially all the Installation Services segment have been reported as discontinued operations for all periods presented herein, and the Installation Services segment is excluded from segment reporting.

The Company substantially concluded its remaining disposal activities in the second quarter of 2009. There was no revenue in the three and six month periods ended March 31, 2010 and 2009, as a result of the Company’s exit from the segment in 2008.

Net income from discontinued operations of the Installation Services’ business was nil and $0.6 million for the three months ended and $0.1 million and $0.7 million for the six months ended March 31, 2010 and 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Continuing Operations	Six Months Ended March 31,
(in thousands)	2010	2009

Net Cash Flows Provided by (Used In):
Operating activities	$5,511	$4,901
Investing activities	(17,661)	(12,433)
Financing activities	42,379	(28,213)

Cash flows provided by continuing operations for the six months ended March 31, 2010 were $5.5 million compared to $4.9 million in the prior year period. Working capital increased to $545.8 million at March 31, 2010 compared to $471.3 million at September 30, 2009, primarily as a result of long-term borrowing of $100 million in December 2009, partially offset by debt reductions of $54 million. Operating cash flows from continuing operations were affected by a large increase in receivables as well as a decrease in accounts payable, partially offset by the effect of a decrease in inventories and prepaid and other assets. The increase in receivables is primarily attributable to higher sales volume in the Telephonics and Plastics segments.

Payments related to revenue derived from the Telephonics segment are received in accordance with the terms of development and production subcontracts to which the Company is a party; certain of these receipts are progress payments.  Plastics customers are generally substantial industrial companies whose payments have been steady, reliable and made in accordance with the terms governing such sales. Plastics sales satisfy orders that are received in advance of production, and where payment terms are established in advance. With respect to Building Products, there have been no material adverse impacts on payment for sales.

A small number of customers account for a substantial portion of historical net revenue, and the Company expects that this will continue for the foreseeable future. Approximately 18% and 21% of total net sales from continuing operations for the quarters ended March 31, 2010 and 2009, respectively, and 50% and 58% of Plastics sales for the quarters ended March 31, 2010 and 2009, respectively, were to Procter & Gamble, which is the largest customer in the Plastics segment. Approximately 18% and 21% of total net sales from continuing operations for the six months ended March 31, 2010 and 2009, respectively, and 51% and 57% of Plastics sales for the six months ended March 31, 2010 and 2009, respectively, were to Procter & Gamble.  The Home Depot, Inc. and Menards, Inc. are significant customers of Building Products and Lockheed Martin Corporation and the Boeing Company are significant customers of Telephonics. Future operating results will continue to substantially depend on the success of the largest customers and the Company’s relationships with them. Orders from these customers are subject to fluctuation and may be reduced materially. The loss of all or a portion of the sales volume from any one of these customers would have an adverse affect on the Company’s liquidity and operations.

During the six months ended March 31, 2010, the Company used cash for investing activities of continuing operations of $17.7 million compared to $12.4 million in the prior year period, primarily for capital expenditures.  The Company expects capital spending to be in the range of $40 million to $45 million for 2010.

During the six months ended March 31, 2010, cash provided by financing activities totaled $42.4 million compared to cash used by financing activities of $28.2 million in the prior year period, the increase being primarily a result of the issuance of the $100 million principal of 4% convertible subordinated notes on December 21, 2009, due 2017 (the “2107 Notes”).

Cash and Equivalents, and Debt	At March 31,	At September 30,
(in thousands)	2010	2009

Cash and equivalents	$348,442	$320,833

Notes payables and current portion of long-term debt	51,261	78,590
Long-term debt, net of current maturities	150,360	98,394
Debt discount	24,580	2,820
Total debt, excluding debt discount	226,201	179,804

Cash and equivalents, net of debt, excluding debt discount	$122,241	$141,029

At March 31, 2010, $20.7 million was outstanding under the Clopay Credit Agreement, a five-year, $100 million senior secured revolving credit facility; approximately $41.2 million was available to borrow under the facility.

At March 31, 2010, $30 million was outstanding under the Telephonics Credit Agreement, a five-year, $100 million senior secured revolving credit facility; approximately $64.4 million was available to borrow under the facility.

The Clopay Credit Agreement and the Telephonics Credit Agreement include various sublimits for standby letters of credit. At March 31, 2010, there were approximately $15.8 million of aggregate standby letters of credit outstanding under these facilities. These credit agreements limit dividends and advances that these subsidiaries may pay to the Company. The agreements permit the payment of income taxes, overhead and expenses, with dividends or advances in excess of these amounts limited based on (a) with respect to the Clopay Credit Agreement, maintaining certain minimum availability under the loan agreement or (b) with respect to the Telephonics Credit Agreement, compliance with certain conditions and limited to an annual maximum.

At March 31, 2010, the Company complied with the covenants under its respective credit facilities, and expects to remain in compliance for the reasonably foreseeable future. The Clopay Credit Agreement provides for credit availability primarily based on working capital assets and imposes only one ratio compliance requirement, which becomes operative only in the event that utilization of that facility were to reach a defined level significantly beyond the March 31, 2010 level. The Telephonics Credit Agreement is a “cash flow based” facility and compliance with required ratios at March 31, 2010 was well within the parameters set forth in that agreement. Further, the covenants within such credit facilities do not materially affect the Company’s ability to undertake additional debt or equity financing for Griffon, the parent company, as such credit facilities are at the subsidiary level and are not guaranteed by Griffon.  The debt balances under these credit facilities approximate fair values, as the interest rates are indexed to current market rates.

On December 21, 2009, the Company issued the 2017 Notes - $100 million principal of 4% convertible subordinated notes due 2017.  The initial conversion rate of the 2017 Notes was 67.0799 shares of Griffon’s common stock per $1,000 principal amount of notes, corresponding to an initial conversion price of approximately $14.91 per share.  This represents a 23% conversion premium over the $12.12 per share closing price on December 15, 2009.  The outstanding balance of these notes on March 31, 2010 was $100 million and the fair value was approximately $108 million, based on quoted market price (level 1 inputs).

The Company had $50 million outstanding of 4% convertible subordinated notes due 2023 (the “2023 Notes”) at March 31, 2010. Holders of the 2023 Notes may require the Company to repurchase all or a portion of their 2023 Notes on July 18, 2010, 2013 and 2018, if the Company’s common stock price is below the conversion price of the 2023 Notes, as well as upon a change in control. The Company anticipates that noteholders will require the Company to repurchase their outstanding 2023 Notes on the earliest of these dates.  As such, these notes have been included in notes payable and current portion of long-term debt at March 31, 2010.  The fair value approximates $50 million, based on quoted market price (level 1 inputs).

In January 2010, the Company purchased $10.1 million face value of the 2023 Notes for $10.2 million.  The Company recorded a pre-tax gain from debt extinguishment of $32 thousand, offset by $20 thousand for a proportionate reduction in the related deferred financing costs for a net pre-tax gain of $12 thousand.  Capital in excess of par was reduced by $0.3 million related to the equity portion of the extinguished 2023 Notes and the debt discount was reduced by $0.2 million.

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

The Company had $79.4 million and $130 million of 2023 Notes outstanding at September 30, 2009 and 2008, respectively.

Approximately 1.4 million shares of common stock are available for purchase pursuant to the Company’s stock buyback program and additional purchases, including pursuant to a 10b5-1 plan, may be made, depending upon market conditions and other factors, at prices deemed appropriate by management.

The Company’s Employee Stock Ownership Plan has a loan agreement, guaranteed by the Company, which requires payments of principal and interest through the expiration date of September 2012 at which time the $3.9 million balance of the loan, and any outstanding interest, will be payable.  The primary purpose of this loan and its predecessor loans, which were refinanced by this loan in October 2008, was to purchase 547,605 shares of the Company’s stock in October 2008. The loan bears interest at rates based upon the prime rate or LIBOR. The balance of the loan was $5.3 million at March 31, 2010, and the outstanding balance approximates fair value, as the interest rates are indexed to current market rates.

In June 2009, the Company announced plans to consolidate facilities in its Building Products segment scheduled to be completed in early 2011.  When completed, the Company expects annual cost savings of $10 million.  The Company estimates that it will incur pre-tax exit and restructuring costs approximating $12 million, substantially all of which will be cash charges, including $2 million for one-time termination benefits and other personnel costs, $1 million for excess facilities and related costs and $9 million in other exit costs primarily in connection with production realignment.  In addition, the Company expects to make an investment in capital expenditures of $11 million in order to complete the restructuring plan.  These charges and investments will occur primarily in 2010 and 2011.  To date the

Company has incurred $3.5 million in related charges and made capital investments of $7.8 million.

The Company substantially concluded its remaining disposal activities for the Installation Services business, discontinued in 2008, in the second quarter of 2009 and does not expect to incur significant expense in the future. Future net cash outflows to satisfy liabilities related to disposal activities accrued at March 31, 2010 are estimated to be $3.1 million. Certain of the Company’s subsidiaries are also contingently liable for approximately $2.4 million related to certain facility leases with varying terms through 2012 that were assigned to the respective purchasers of certain of the Installation Services businesses. The Company does not believe it has a material exposure related to these contingencies.

Anticipated cash flows from operations, together with existing cash and cash equivalents, bank lines of credit and lease line availability, are expected to be adequate to finance presently anticipated working capital and capital expenditure requirements and to repay long-term debt as it matures.

CRITICAL ACCOUNTING POLICIES

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect reported amounts of assets, liabilities, sales and expenses, and the related disclosures of contingent assets and contingent liabilities at the date of the financial statements. The Company evaluates these estimates and judgments on an ongoing basis and base the estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities, as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. The Company’s actual results may materially differ from these estimates.  There have been no changes in the Company’s critical accounting policies from September 30, 2009.

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

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3	Defaults upon Senior Securities
None

Item 4	[Removed and Reserved]

Item 5	Other Information
None

Item 6	Exhibits
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

Date: May 6, 2010

EXHIBIT INDEX

Exhibit 31.1 — Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 — Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32   — Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.