Form 10-Q
period 2010-06-30
GRIFFON CORP
filed 2010-08-02
CIK 50725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 61,667,864 shares of Common Stock as of July 30, 2010.

Griffon Corporation and Subsidiaries

Part I — Financial Information

Item 1 — Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	(Unaudited)	At September 30,
	At June 30, 2010	2009

CURRENT ASSETS
Cash and equivalents	$351,633	$320,833
Accounts receivable, net of allowances of $4,654 and $4,457	176,928	164,619
Contract costs and recognized income not yet billed, net of progress payments of $6,104 and $14,592	62,719	75,536
Inventories, net	147,278	139,170
Prepaid and other current assets	36,328	39,261
Assets of discontinued operations	1,568	1,576
Total Current Assets	776,454	740,995
PROPERTY, PLANT AND EQUIPMENT, net	226,941	236,019
GOODWILL	89,983	97,657
INTANGIBLE ASSETS, net	28,033	34,211
OTHER ASSETS	20,039	29,132
ASSETS OF DISCONTINUED OPERATIONS	5,132	5,877
Total Assets	$1,146,582	$1,143,891

CURRENT LIABILITIES
Notes payable and current portion of long-term debt net of debt discount of $83 and $2,820	$51,892	$78,590
Accounts payable	134,923	125,027
Accrued and other current liabilities	65,009	61,120
Liabilities of discontinued operations	4,568	4,932
Total Current Liabilities	256,392	269,669
LONG-TERM DEBT, net of debt discount of $23,197 and $0	123,874	98,394
OTHER LIABILITIES	70,906	78,837
LIABILITIES OF DISCONTINUED OPERATIONS	7,807	8,784
Total Liabilities	458,979	455,684
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	687,603	688,207
Total Liabilities and Shareholders’ Equity	$1,146,582	$1,143,891

GRIFFON CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

							ACCUMULATED
			CAPITAL IN				OTHER	DEFERRED
	COMMON STOCK		EXCESS OF	RETAINED	TREASURY SHARES		COMPREHENSIVE	ESOP
(in thousands)	SHARES	PAR VALUE	PAR VALUE	EARNINGS	SHARES	COST	INCOME (LOSS)	COMPENSATION	Total

Balance at 9/30/2009	72,040	$18,010	$438,843	$421,992	12,466	$(213,560)	$28,170	$(5,248)	$688,207

Net income	—	—	—	11,292	—	—	—	—	11,292
Common stock issued for options exercised	47	12	287	—	—	—	—	—	299
Tax benefit from the exercise of stock options	—	—	86	—	—	—	—	—	86
Amortization of deferred compensation	—	—	—	—	—	—	—	473	473
Restricted stock vesting	9	2	(2)	—	—	—	—	—	—
ESOP distribution of common stock	—	—	164	—	—	—	—	—	164
Stock-based compensation	—	—	4,434	—	—	—	—	13	4,447
Translation of foreign financial statements	—	—	—	—	—	—	(32,223)	—	(32,223)
Issuance of convertible debt, net	—	—	13,694	—	—	—	—	—	13,694
Pension OCI amortization, net of tax	—	—	—	—	—	—	1,164	—	1,164
Balance at 6/30/2010	72,096	$18,024	$457,506	$433,284	12,466	$(213,560)	$(2,889)	$(4,762)	$687,603

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Revenue	$327,026	$287,385	$946,160	$865,806
Cost of goods and services	252,671	221,099	732,454	686,588
Gross profit	74,355	66,286	213,706	179,218

Selling, general and administrative expenses	61,650	58,376	187,666	170,449
Restructuring and other related charges	1,489	38	3,720	38
Total operating expenses	63,139	58,414	191,386	170,487

Income from operations	11,216	7,872	22,320	8,731

Other income (expense)
Interest expense	(3,760)	(2,971)	(10,459)	(10,534)
Interest income	81	343	335	1,010
Gain (loss) from debt extinguishment, net	—	184	(6)	4,488
Other, net	(583)	1,174	633	617
Total other income (expense)	(4,262)	(1,270)	(9,497)	(4,419)

Income before taxes and discontinued operations	6,954	6,602	12,823	4,312
Income tax provision (benefit)	1,965	513	1,620	(1,767)
Income from continuing operations	4,989	6,089	11,203	6,079

Discontinued operations:
Income (loss) from operations of the discontinued Installation Services business	(26)	4	143	1,055
Income tax provision (benefit)	(5)	(45)	54	354
Income (loss) from discontinued operations	(21)	49	89	701
Net income	$4,968	$6,138	$11,292	$6,780

Basic earnings per common share:
Income from continuing operations	$0.08	$0.10	$0.19	$0.10
Income from discontinued operations	0.00	0.00	0.00	0.01
Net income	0.08	0.10	0.19	0.12

Weighted-average shares outstanding	59,018	58,700	58,944	58,673

Diluted earnings per common share:
Income from continuing operations	$0.08	$0.10	$0.19	$0.10
Income from discontinued operations	0.00	0.00	0.00	0.01
Net income	0.08	0.10	0.19	0.12

Weighted-average shares outstanding	60,154	59,097	59,897	58,862

Note:  Due to rounding, the sum of earnings per share of Continuing operations and Discontinued operations may not equal earnings per share of Net income.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,292	$6,780

Adjustments to reconcile net income to net cash provided by operating activities:

Income from discontinued operations	(89)	(701)
Depreciation and amortization	29,357	31,404
Long-term debt discount	3,402	3,286
Stock-based compensation	4,447	3,042
Provisions for losses on account receivable	1,619	646
Amortization/write-off of deferred financing costs	915	499
Loss (gain) from debt extinguishment, net	6	(4,488)
Deferred income taxes	(4,768)	(2,584)
Change in assets and liabilities:
(Increase) decrease in accounts receivable and contract costs and recognized income not yet billed	(5,747)	14,785
(Increase) decrease in inventories	(11,611)	16,412
Decrease in prepaid and other assets	1,161	14,647
Increase (decrease) in accounts payable, accrued liabilities and income taxes payable	17,639	(42,299)
Other changes, net	571	511
Net cash provided by operating activities	48,194	41,940

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(26,581)	(20,563)
Increase in equipment lease deposits	(1,040)	(330)
Net cash used in investing activities	(27,621)	(20,893)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares from rights offering	—	7,257
Proceeds from issuance of long-term debt	100,000	10,879
Payments of long-term debt	(81,050)	(55,805)
Increase in short-term borrowings	—	(796)
Financing costs	(4,145)	(559)
Purchase of ESOP shares	—	(4,370)
Exercise of stock options	299	—
Tax benefit from exercise of options/vesting of restricted stock	99	—
Other, net	192	465
Net cash provided by (used in) financing activities	15,395	(42,929)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities of discontinued operations	(449)	(1,111)
Net cash used in discontinued operations	(449)	(1,111)

Effect of exchange rate changes on cash and equivalents	(4,719)	635

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	30,800	(22,358)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	320,833	311,921
CASH AND EQUIVALENTS AT END OF PERIOD	$351,633	$289,563

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

At June 30, 2010, the 2023 Notes had an outstanding balance of $49,998, an unamortized discount of $83, a net carrying value of $49,915 and a capital in excess of par value component balance, net of tax, of $17,061.  At September 30, 2009, the 2023 Notes had an outstanding balance of $79,380, an unamortized discount balance of $2,820, a net carrying value of $76,560 and a capital in excess of par value component balance, net of tax, of $18,094.  The stock price was below the conversion price for all periods presented.  The Company used 8.5% as the nonconvertible debt borrowing rate to discount the 2023 Notes and will amortize the debt discount through July 2010.  For more information, see the Long-Term Debt footnote.

For the 2023 Notes, the effective interest rate and interest expense was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollar amounts in thousands)	2010	2009	2010	2009
Effective interest rate	8.8%	9.2%	9.0%	9.0%

Interest expense related to the coupon	$500	$844	$1,828	$2,853
Amortization of the discount	539	836	1,925	2,767
Amortization of deferred issuance costs	59	83	197	281
Total interest expense on the 2023 Notes	$1,098	$1,763	$3,950	$5,901

The cumulative effect of the adjustments prior to September 30, 2009 was recognized in the September 30, 2009 balance sheet as follows:

Balance Sheet	As of September 30, 2009
(in thousands)	As Reported	Change	As Adjusted

Other Assets	$30,648	$(1,516)	$29,132
All other assets	1,114,759	—	1,114,759
Total Assets	$1,145,407	$(1,516)	$1,143,891

Notes payable & current portion of LT debt	$81,410	$(2,820)	$78,590
All other liabilities	377,094	—	377,094
Total liabilities	458,504	(2,820)	455,684
Capital in excess of par value	420,749	18,094	438,843
Retained earnings	438,782	(16,790)	421,992
All other shareholders’ equity	(172,628)	—	(172,628)
Total Shareholders’ Equity	686,903	1,304	688,207
Total Liabilities and shareholders’ equity	$1,145,407	$(1,516)	$1,143,891

The prior year three and nine month periods have been adjusted as follows:

Statement of Operations	Three Months Ending June 30, 2009			Nine Months Ending June 30, 2009
(in thousands, except per share data)	As Reported	Change	As Adjusted	As Reported	Change	As Adjusted

Income from operations	$7,872	$—	$7,872	$8,731	$—	$8,731

Other income (expense)
Interest expense	(2,157)	(814)	(2,971)	(7,790)	(2,744)	(10,534)
Interest income	343	—	343	1,010	—	1,010
Gain from debt extinguishment, net	646	(462)	184	7,360	(2,872)	4,488
Other, net	1,174	—	1,174	617	—	617
Total other income (expense)	6	(1,276)	(1,270)	1,197	(5,616)	(4,419)
Income before taxes and discontinued operations	7,878	(1,276)	6,602	9,928	(5,616)	4,312
Provision (benefit) for income taxes	986	(473)	513	268	(2,035)	(1,767)
Income from continuing operations	6,892	(803)	6,089	9,660	(3,581)	6,079
Income from discontinued operations	49	—	49	701	—	701
Net income	$6,941	$(803)	$6,138	$10,361	$(3,581)	$6,780

Basic earnings per share
Income from continuing operations	$0.12		$0.10	$0.17		$0.10
Discontinued operations	0.00		0.00	0.01		0.01
Net income	$0.12		$0.10	$0.18		$0.12

Diluted earnings per share
Income from continuing operations	$0.12		$0.10	$0.17		$0.10
Discontinued operations	0.00		0.00	0.01		0.01
Net income	$0.12		$0.10	$0.18		$0.12

On December 21, 2009, the Company issued $100,000 aggregate principal amount of the 2017 Notes.  The Company used 8.75% as the nonconvertible debt-borrowing rate to discount the 2017 Notes and will amortize the debt discount through January 2017.  On the date of issuance, the debt component of the 2017 Notes was $75,437 and the debt discount was $24,563.  At June 30, 2010, the 2017 Notes had an outstanding balance of $100,000, an unamortized discount balance of $23,197, a net carrying value of $76,803 and a capital in excess of par component balance, net of tax, of $15,720.

For the 2017 Notes, the effective interest rate and interest expense was as follows:

	Three Months Ended June 30,	Nine Months Ended June 30,
(dollar amounts in thousands)	2010	2010
Effective interest rate	9.2%	9.2%

Interest expense related to the coupon	$1,000	$2,100
Amortization of the discount	650	1,366
Amortization of deferred issuance costs	108	215
Total interest expense on the 2017 Notes	$1,758	$3,681

NOTE 2 — FAIR VALUE MEASUREMENTS

Items Measured at Fair Value on a Recurring Basis

Each quarter, cash and equivalents and the deferred non-qualified retirement plan assets are measured and recorded at fair value based upon quoted prices in active markets for identical assets and liabilities.  Life insurance contracts were $4,612 at June 30, 2010 and $4,803 at September 30, 2009.  Additionally, accounts receivable and accounts payable approximate fair value due to their short-term nature.  Refer to the Long-Term Debt footnote for discussion on the fair value of long-term debt.

NOTE 3 — INVENTORIES

Inventories, stated at the lower of cost (first-in, first-out or average) or market, were comprised of the following:

	At June 30,	At September 30,
(in thousands)	2010	2009
Raw materials and supplies	$37,141	$38,943
Work in process	61,790	66,741
Finished goods	48,347	33,486
Total	$147,278	$139,170

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment were comprised of the following:

	At June 30,	At September 30,
(in thousands)	2010	2009
Land, building and building improvements	$103,873	$110,617
Machinery and equipment	421,503	423,742
Leasehold improvements	29,956	23,390
	555,332	557,749
Accumulated depreciation and amortization	(328,391)	(321,730)
Total	$226,941	$236,019

No event or indicator of impairment occurred during the three and nine months ended June 30, 2010, which would require additional impairment testing of property, plant and equipment.

NOTE 5 — GOODWILL AND OTHER INTANGIBLES

The following table provides the changes in carrying value of goodwill by segment during the nine months ended June 30, 2010.

(in thousands)	At September 30, 2009	Other adjustments including currency translations	At June 30, 2010
Telephonics	$18,545	$—	$18,545
Building Products	—	—	—
Plastics	79,112	(7,674)	71,438
Total	$97,657	$(7,674)	$89,983

No event or indicator of impairment occurred during the three and nine months ended June 30, 2010, which would require impairment testing of goodwill.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	At June 30, 2010			At September 30, 2009
(dollar amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization

Customer relationships	$25,721	$5,604	25	$30,650	$5,628
Unpatented technology	8,271	945	12	2,990	349
Total amortizable intangible assets	33,992	6,549	22	33,640	5,977
Trademark	590	—		590	—
Unpatented technology	—	—		5,958	—
Total intangible assets	$34,582	$6,549		$40,188	$5,977

An unpatented intangible asset with a gross carrying amount of $5,958 at October 1, 2009 was reclassified from indefinite lived to amortizable, as information became available that allowed a useful life to be determined; the intangible asset is being amortized over 10 years, its estimated useful life, with effect from October 1, 2009.

No event or indicator of impairment occurred during the three and nine months ended June 30, 2010, which would require additional impairment testing of long-lived intangible assets excluding goodwill.

NOTE 6 — INCOME TAXES

The Company’s effective tax rate for continuing operations for the quarter ended June 30, 2010 was a provision of 28.3%, compared to 7.8% in the prior year.  The 2009 quarter effective tax rate reflected the benefit from the reversal of $1,440 of previously established reserves related to uncertain tax positions due to the lapse of applicable statutes of limitation and certain tax planning initiatives, primarily with respect to foreign tax credits.

The Company’s effective tax rate for continuing operations for the nine months ended June 30, 2010 was a provision of 12.6%, compared to a benefit of 41% in the prior year.  The 2010 period reflected the benefit from the resolution of foreign income tax audits resulting in the release of $1,541 of tax and accrued interest from previously established reserves for uncertain tax positions, and the adjustment of tax liabilities on filing of applicable tax returns. The prior year benefited from tax planning, primarily with respect to foreign tax credits and reversal of $1,440 of previously established reserves related to uncertain tax positions due to the lapse of applicable statutes of limitation.

Excluding the above discrete period items, the effective tax rate on continuing operations for the quarter and nine months ended June 30, 2010 would have been a provision of 28.7% and 27.3%, respectively.  The effective tax rate for the 2009 quarter and nine month period ended June 30, 2009, excluding the discrete period items, would have been a provision of 30.6% and 28.2%, respectively.

NOTE 7 — LONG-TERM DEBT

In June 2008, Building Products and Plastics entered into a credit agreement for their domestic operations with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which the lenders agreed to provide a five-year, senior secured revolving credit facility of $100,000 (the “CCA”).  Borrowings under the CCA bear interest (3.0% average during the nine months ended June 30, 2010) at rates based upon LIBOR or the prime rate and are collateralized by the U.S. stock and assets of Building Products and Plastics.  At June 30, 2010 and September 30, 2009, $21,064 and $35,925, respectively, were outstanding under the CCA; approximately $49,790 was available for borrowing at June 30, 2010. The Company has complied with all financial covenants under the CCA since its inception. The balance of the debt approximates its fair value as the interest rates are indexed to current market rates.

In March 2008, Telephonics entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which the lenders agreed to provide a five-year, revolving credit facility of $100,000 (the “TCA”). Borrowings under the TCA bear interest (1.8% average during the nine months ended June 30, 2010) at rates based upon LIBOR or the prime rate and are collateralized by the stock and assets of Telephonics. At June 30, 2010 and September 30, 2009, $3,000 and $38,000, respectively, were outstanding under the TCA; approximately $91,600 was available for borrowing at June 30, 2010. The Company has complied with all financial covenants under the TCA since its inception. The balance of the debt approximates its fair value as the interest rates are indexed to current market rates.

The TCA and the CCA include various sublimits for standby letters of credit. At June 30, 2010, approximately $15,600 of aggregate standby letters of credit were outstanding under these credit facilities.  Additionally, these agreements limit dividends and advances these subsidiaries may pay to the parent.

On December 21, 2009, the Company issued $100,000 of 2017 Notes.  Holders may convert the 2017 Notes at a conversion price of $14.91 per share, which is equal to a conversion rate of 67.0799 shares per $1 principal amount of 2017 Notes. In lieu of delivering shares of its common stock, the Company may settle any conversion of the 2017 Notes through the delivery of cash or a combination of cash and shares of common stock.  On June 30, 2010, the Company had outstanding $100,000 of the 2017 Notes, which had a fair value of approximately $100,000, based upon quoted market prices (level 1 inputs).

The Company had outstanding $49,998 of 2023 Notes at June 30, 2010. Holders may convert the 2023 Notes at a conversion price of $22.41 per share, as adjusted pursuant to the Company’s 2008 common stock rights offering and subject to possible further adjustment, as defined therein, which is equal to a conversion rate of approximately 44.6229 shares per $1 principal amount of 2023 Notes. The Company has irrevocably elected to pay noteholders at least $1 in cash for each $1 principal amount of 2023 Notes presented for conversion. The excess of the value of the Company’s common stock that would have been issuable upon conversion over the cash delivered will be paid to noteholders in shares of the Company’s common stock.  At June 30, 2010, the fair value was approximately $50,000, based upon quoted market price (level 1 inputs).  The 2023 notes have been classified as Notes payable and current portion of long-term debt in the September 30, 2009 and June 30, 2010 balance sheets as it has been expected that the 2023 notes would be put to the Company as the stock price was below the conversion price.  In July 2010, substantially all of the 2023 Notes were put to the Company at par and settled.

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

The Company had $79,380 and $130,000 of 2023 Notes outstanding at September 30, 2009 and 2008, respectively.

The Company’s Employee Stock Ownership Plan has a loan agreement, guaranteed by the Company, which requires payment of principal and interest through the expiration date of September 2012 at which time the balance of the loan, and any outstanding interest, will be payable.  The primary purpose of this loan and its predecessor loans, which were refinanced by this loan in October 2008, was to purchase 547,605 shares of the Company’s common stock in October 2008. The loan bears interest at rates based upon the prime rate or LIBOR. The balance of the loan was $5,156 at June 30, 2010, and the outstanding balance approximates fair value as the interest rates are indexed to current market rates.

NOTE 8 — SHAREHOLDERS’ EQUITY

During 2009, the Company granted 1,196,500 shares of restricted stock to employees, with 30 month to four year cliff vesting and a total fair value of $10,019, or a weighted average fair value of $8.37 per share.  In addition, on October 1, 2008, the Company’s Chief Executive Officer received a ten-year option to purchase 350,000 shares of common stock at an exercise price of $20 per share.  The closing stock price on the date of grant was $9.00 per share and the grant vests in three equal annual installments beginning April 2009.  The fair value of this option on the date of grant was $721 or $2.06 per share.

During the nine months ended June 30, 2010, the Company granted 464,700 shares of restricted stock to employees, with two to four-year cliff vesting, and a total fair value of $5,164, or a weighted average fair value of $11.11 per share.

The fair value of restricted stock and option grants is amortized over the respective vesting periods.

For the three months ended June 30, 2010 and 2009, stock based compensation expense totaled $1,512 and $1,201, respectively; for the nine months ended June 30, 2010 and 2009, such expense totaled $4,447 and $3,042, respectively.

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

The following table is a reconciliation of the share amounts (in thousands) used in computing earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Weighted average shares outstanding - basic	59,018	58,700	58,944	58,673
Incremental shares from convertible notes	—	—	—	—
Incremental shares from stock based compensation	1,136	397	953	189

Weighted average shares outstanding - diluted	60,154	59,097	59,897	58,862

Anti-dilutive options excluded from diluted EPS computation	865	1,305	1,037	1,305

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

Business segment information is as follows:

GRIFFON CORPORATION

REVENUE, INCOME & OTHER DATA BY SEGMENT

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
(in thousands)	2010	2009	2010	2009
REVENUE
Telephonics	$100,413	$94,126	$320,222	$271,520
Building Products	104,325	98,497	286,051	286,566
Plastics	122,288	94,762	339,887	307,720
Total consolidated net sales	$327,026	$287,385	$946,160	$865,806

INCOME BEFORE TAXES AND DISCONTINUED OPERATIONS
Segment operating profit (loss):
Telephonics	$9,783	$9,908	$27,400	$23,538
Building Products	2,406	639	5,553	(15,595)
Plastics	6,691	4,780	12,138	16,894
Total segment operating profit	18,880	15,327	45,091	24,837
Unallocated amounts*	(8,247)	(6,281)	(22,138)	(15,489)
Gain (loss) from debt extinguishment, net	—	184	(6)	4,488
Net interest expense	(3,679)	(2,628)	(10,124)	(9,524)

Income before taxes and discontinued operations	$6,954	$6,602	$12,823	$4,312

*Unallocated amounts typically include general corporate expenses not attributable to reportable segment.

DEPRECIATION AND AMORTIZATION
Segment:
Telephonics	$1,985	$1,620	$5,398	$4,650
Building Products	2,046	3,546	7,229	10,032
Plastics	5,027	5,239	16,473	16,248
Total segment	9,058	10,405	29,100	30,930
Corporate	91	88	257	474
Total consolidated depreciation and amortization	$9,149	$10,493	$29,357	$31,404

CAPITAL EXPENDITURES
Segment:
Telephonics	$4,021	$2,507	$10,388	$5,344
Building Products	2,428	1,145	8,886	4,839
Plastics	2,325	4,819	6,624	10,347
Total segment	8,774	8,471	25,898	20,530
Corporate	118	4	683	33
Total consolidated capital expenditures	$8,892	$8,475	$26,581	$20,563

	At June 30, 2010	At September 30, 2009
ASSETS
Segment assets:
Telephonics	$254,832	$271,809
Building Products	171,471	169,251
Plastics	360,128	364,626
Total segment assets	786,431	805,686
Corporate (principally cash and equivalents)	353,451	330,752
Total continuing assets	1,139,882	1,136,438
Assets from discontinued operations	6,700	7,453
Consolidated total	$1,146,582	$1,143,891

NOTE 11 — COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Net income	$4,968	$6,138	$11,292	$6,780

Foreign currency translation adjustment	(17,787)	18,486	(32,223)	(2,251)
Pension OCI amortization, net of tax	388	204	1,164	613
Comprehensive income (loss)	$(12,431)	$24,828	$(19,767)	$5,142

NOTE 12 — DEFINED BENEFIT PENSION EXPENSE

Defined benefit pension expense was recognized as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Service cost	$139	$112	$417	$335
Interest cost	907	1,056	2,721	3,168
Expected return on plan assets	(343)	(431)	(1,029)	(1,292)
Amortization:
Prior service cost	84	84	252	252
Recognized actuarial loss	512	230	1,536	691
Net periodic expense	$1,299	$1,051	$3,897	$3,154

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

NOTE 14 — DISCONTINUED OPERATIONS

The following amounts related to the Installation Services segment, discontinued in 2008, have been segregated from the Company’s continuing operations and are reported as assets and liabilities of discontinued operations in the condensed consolidated balance sheets:

	At June 30, 2010		At September 30, 2009
(in thousands)	Current	Long-term	Current	Long-term
Assets of discontinued operations:
Prepaid and other current assets	$1,568	$—	$1,576	$—
Other long-term assets	—	5,132	—	5,877
Total assets of discontinued operations	$1,568	$5,132	$1,576	$5,877

Liabilities of discontinued operations:
Accounts payable	$10	$—	$13	$—
Accrued liabilities	4,558	—	4,919	—
Other long-term liabilities	—	7,807	—	8,784
Total liabilities of discontinued operations	$4,568	$7,807	$4,932	$8,784

There was no Installation Services’ operating unit revenue for the three and nine months ended June 30, 2010 and 2009.

NOTE 15 — RESTRUCTURING AND OTHER RELATED CHARGES

In June 2009, the Company announced plans to consolidate facilities in its Building Products segment, scheduled to be completed in early calendar 2011.  The Company estimates it will incur pre-tax exit and restructuring costs approximating $11,000, substantially all of which will be cash charges, including $2,000 for one-time termination benefits and other personnel costs, $1,000 for excess facilities and related costs, and $8,000 in other exit costs primarily in connection with production realignment.  These charges will occur primarily in 2010 and 2011.  To date the Company has incurred approximately $5,000 in related charges.

A summary of the restructuring and other related charges, included in the line item “Restructuring and other related charges” in the Condensed Consolidated Statements of Operations recognized for the nine months ended June 30, 2010, the year ended September 30, 2009 and for each quarter therein, follows:

(in thousands)	Workforce Reduction	Facilities & Exit Costs	Other related Costs	Total
Amounts incurred in:

Quarter ended December 31, 2008	$—	$—	$—	$—
Quarter ended March 31, 2009	—	—	—	—
Quarter ended June 30, 2009	37	—	1	38
Quarter ended September 30, 2009	170	672	360	1,202
Year ended September 30, 2009	$207	$672	$361	$1,240

Quarter ended December 31, 2009	$279	$694	$38	$1,011
Quarter ended March 31, 2010	124	775	321	1,220
Quarter ended June 30, 2010	94	819	576	1,489
Nine months ended June 30, 2010	$497	$2,288	$935	$3,720

At June 30, 2010, the accrued liability associated with the restructuring and other related charges consisted of the following:

(in thousands)	Workforce Reduction	Facilities & Exit Costs	Other related Costs	Total

Accrued liability at September 30, 2009	$207	$—	$—	$207
Charges	497	2,288	935	3,720
Payments	(214)	(2,288)	(935)	(3,437)
Accrued liability at June 30, 2010	$490	$—	$—	$490

NOTE 16 — OTHER INCOME

Other income included a loss of $610 and a gain of $353 for the quarters and losses of $776 and $521 for the nine months ended June 30, 2010 and 2009, respectively, of foreign exchange gains/losses in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of the Company and its subsidiaries.

NOTE 17 — WARRANTY LIABILITY

The Company offers its customers warranties against product defects for periods ranging from six months to three years, with certain products having a limited lifetime warranty, depending on the specific product and terms of the customer purchase agreement. The Company’s typical warranties require it to repair or replace the defective products during the warranty period at no cost to the customer. At the time product revenue is recognized the Company records an estimated liability for warranty costs based on historical experience. The Company periodically assesses the adequacy of its warranty liability, and adjusts the liability as necessary. While the Company believes that its liability for product warranties is adequate, actual warranty costs could differ materially from those estimated.

Changes in the warranty liability included in accrued liabilities were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Balance, beginning of year	$4,760	$5,523	$5,707	$5,328
Warranties issued and changes in estimated pre-existing warranties	1,235	1,488	2,554	4,847
Actual warranty costs incurred	(1,153)	(1,268)	(3,419)	(4,432)
Balance, end of period	$4,842	$5,743	$4,842	$5,743

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

Subsequently, the Company was advised by the DEC that random sampling at the Peekskill Site and in a creek near the Peekskill Site indicated concentrations of solvents and other chemicals common to Lightron’s prior plating operations. ISC then entered into a consent order with the DEC in 1996 (the “Consent Order”) to perform a remedial investigation and prepare a feasibility study. After completing the initial remedial investigation pursuant to the Consent Order, ISC was required by the DEC to conduct, and conducted over the next several years, supplemental remedial investigations, including soil vapor investigations, under the Consent Order.

In April 2009, the DEC advised ISC’s representatives that both the DEC and the New York State Department of Health had reviewed and accepted an August 2007 Remedial Investigation Report and an Additional Data Collection Summary Report dated January 30, 2009. With the acceptance of these reports, ISC completed the Remedial Investigation required under the Consent Order and was authorized, accordingly, by the DEC to conduct the Feasibility Study required by the Consent Order.  Pursuant to the requirements of the Consent Order and its obligations thereunder, ISC, without acknowledging any responsibility to perform any remediation at the Site, submitted to the DEC in August 2009 a draft Feasibility Study which recommended for the soil, groundwater and sediment medias, remediation alternatives having a current net capital cost value, in the aggregate, of approximately $5,000.  Thereafter, in a process that is still ongoing, ISC has submitted additional revised drafts of the Feasibility Study in response to comments received from the DEC.

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

In general, departments and agencies of the U.S. government have the authority to investigate various transactions and operations of Telephonics, and the results of such investigations may lead to administrative, civil or criminal proceedings, the ultimate outcome of which could be fines, penalties, repayments or compensatory or treble damages.  U.S. government regulations provide that certain findings against a contractor may lead to suspension or debarment from future U.S. government contracts or the loss of export privileges for a company or an operating division or subdivision.  Suspension or debarment could have a material adverse effect on Telephonics because of its reliance on government contracts.

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

NOTE 19 — SUBSEQUENT EVENTS

In July 2010, Clopay Acquisition Corp. (“Clopay Acquisition”), an indirect whole-owned subsidiary of Clopay Corporation, which itself is a wholly-owned subsidiary of the Company, entered into a definitive agreement to acquire Ames True Temper, Inc. (“ATT”) for total consideration of $542 million, subject to certain adjustments.  ATT is the leading North American manufacturer and marketer of non-powered lawn and garden tool, wheelbarrows, and other outdoor work products to the retail and professional markets.  The transaction, subject to certain regulatory approvals, is expected to close before September 30, 2010.

In July 2010, Clopay Corporation and Clopay Acquisition also entered into debt commitment letters with respect to a new $500 million term loan facility (the “Term Loan Facility”) and a $150 million senior secured asset-backed revolving credit facility (the “ABL Facility”), the proceeds of which will be used in part to fund the acquisition of ATT, pay fees and expenses related to the acquisition and the financing, and repay the CCA. The assets of ATT, Plastics and Building Products will collateralize the Term and the ABL facilities; neither the Company nor Telephonics will guarantee these facilities.  The ABL Facility is expected to be undrawn at closing of the ATT acquisition.

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

QUARTERLY OVERVIEW

Revenue for the Company’s third quarter ended June 30, 2010 was $327.0 million, compared to $287.4 million last year, with revenue increases achieved in all segments.  Income from continuing operations was $5.0 million, or $0.08 per diluted share, for the 2010 quarter compared to income of $6.1 million, or $0.10 per diluted share, in the prior year quarter. The current quarter results included approximately $1.0 million, net of tax, or $0.02 per diluted share of restructuring charges associated with the consolidation of facilities at Building Products.  Loss from discontinued operations for the 2010 quarter was $21 thousand or $0.00 per diluted share, compared to income of $49 thousand, or $0.00 per diluted share, last year.  Net income for the third quarter of 2010 was $5.0 million, or $0.08 per diluted share, compared to income of $6.1 million, or $0.10 per diluted share, in the prior year.

On July 19, 2010, Clopay Acquisition entered into a definitive agreement to acquire ATT for a total consideration of $542 million, subject to certain adjustments.  ATT is the leading North American manufacturer and marketer of non-powered lawn and garden tool, wheelbarrows, and other outdoor work products to the retail and professional markets.  For the trailing twelve months ended July 3, 2010, ATT had $437 million of revenue and approximately $79 million in adjusted EBITDA, which is defined as net income plus income tax expense, interest expense, depreciation and amortization and excludes non-recurring gains.

On July 19, 2010, Clopay Corporation and Clopay Acquisition entered into a commitment letter with Goldman Sachs Lending Partners LLC (“GSLP”) for GSLP to arrange for the Term Loan Facility and the ABL Facility, the proceeds of which will be used in part to fund the acquisition of ATT, pay fees and expenses related to the acquisition and the financing, and refinance the CCA.  The ABL Facility is expected to be undrawn at closing of the ATT acquisition.  The assets of ATT, Plastics and Building Products will collateralize the Term Facility and ABL Facility; neither the Company nor Telephonics will guarantee these facilities.  On July 26, 2010, Clopay Corporation and Clopay Acquisition, GSLP and J.P. Morgan Securities Inc. (“JP Morgan”) entered into an amended and restated commitment letter pursuant to which GSLP will act as sole lead arranger for the Term  Loan Facility and JP Morgan will act as sole lead arranger for the ABL Facility.

RESULTS OF OPERATIONS

Three and nine months ended June 30, 2010 and 2009

The Company reviews its Segments excluding depreciation, amortization and restructuring charges to gain a better understanding of the operations and believes this information is useful to investors.  The results of each Segment are accompanied by a reconciliation of Segment operating income to Segment income (loss) before depreciation, amortization and restructuring charges, as applicable.

Telephonics

	Three Months Ended June 30,				Nine Months Ended June 30,
(dollar amounts in thousands)	2010		2009		2010		2009

Revenue	$100,413		$94,126		$320,222		$271,520

Segment operating income	9,783	9.7%	9,908	10.5%	27,400	8.6%	23,538	8.7%
Depreciation and amortization	1,985		1,620		5,398		4,650

Segment Adjusted EBITDA	$11,768	11.7%	$11,528	12.2%	$32,798	10.2%	$28,188	10.4%

For the quarter ended June 30, 2010, Telephonics revenue increased $6.3 million, or 7%, compared to the prior year quarter. The revenue increase was primarily attributed to the CREW 3.1 Sierra Nevada Corporation contract.

For the quarter ended June 30, 2010, segment operating profit decreased $0.1 million, or 1%, and operating profit margin decreased 80 basis points from the prior year quarter primarily due to a greater concentration of  CREW 3.1 sales recognized at a lower gross margin.

For the nine months ended June 30, 2010, revenue increased $48.7 million, or 18%, compared to the prior year. The revenue increase was attributed to growth in weather and search/rescue radar applications, and the CREW 3.1 contract.

For the nine months ended June 30, 2010, segment operating profit increased $3.9 million, or 16%, from the prior year driven by revenue growth.  Segment gross margin improvement over the prior year period was offset by an increase in SG&A expenses, which was primarily due to higher research expenditures, and additional expense necessary to support sales growth.

During the quarter, Telephonics was awarded several new contracts and received incremental funding on current contracts totaling $73 million.  Contract backlog was $405 million at June 30, 2010 with 64% expected to be realized in the next 12 months.  Backlog was $393 million at September 30, 2009 and $421 million at June 30, 2009.

During the quarter, Telephonics received official notification that it had been selected as the provider of the maritime surveillance radar system on the Fire Scout, the U.S. Navy’s Vertical Take-off and Landing Unmanned Aerial Vehicle.  This is expected to be a significant, long-term program.

Building Products

	Three Months Ended June 30,				Nine Months Ended June 30,
(dollar amounts in thousands)	2010		2009		2010		2009

Revenue	$104,325		$98,497		$286,051		$286,566

Segment operating income (loss)	2,406	2%	639	1%	5,553	1.9%	(15,595)	NM
Depreciation and amortization	2,046		3,546		7,229		10,032
Restructuring charges	1,489		38		3,720		38

Segment Adjusted EBITDA	$5,941	5.7%	$4,223	4%	$16,502	5.8%	$(5,525)	NM

For the quarter ended June 30, 2010, Building Products revenue increased $5.8 million or 6% compared to the prior year quarter.  The increase was primarily due to higher residential door volume, partially offset by the continued effects of the weak commercial construction market.

For the quarter ended June 30, 2010, Segment operating income increased $1.8 million or 276% compared to the prior year quarter.  The improved operating performance was driven by higher volume, associated plant absorption and lower product costs driven by the various restructuring activities undertaken in the past several quarters.

For the nine months ended June 30, 2010, Building Products revenue decreased $0.5 million, or 0.2%, compared to the prior year.  The decrease was primarily due to the continued effects of the weak commercial construction market, amid stabilization in the housing market, partially offset by the favorable translation benefit from a weaker U.S. dollar.

For the nine months ended June 30, 2010, Segment operating income (loss) increased $21.1 million compared to the prior year.  The improved operating performance, notwithstanding the decline in revenue, was primarily due to the same factors noted in the discussion of third quarter results.

The segment’s facilities consolidation project remains on schedule with expected completion in early calendar 2011.

Plastics

	Three Months Ended June 30,				Nine Months Ended June 30,
(dollar amounts in thousands)	2010		2009		2010		2009

Revenue	$122,288		$94,762		$339,887		$307,720

Segment operating income	6,691	5.5%	4,780	5.0%	12,138	3.6%	16,894	5.5%
Depreciation and amortization	5,027		5,239		16,473		16,248

Segment Adjusted EBITDA	$11,718	9.6%	$10,019	10.6%	$28,611	8.4%	$33,142	10.8%

For the quarter ended June 30, 2010, Plastics revenue increased $27.5 million, or 29%, compared to the prior year quarter. The increase was primarily due to higher volume from new customer wins and expanded programs with existing customers as well as higher customer selling prices driven by the pass through of higher resin costs.

For the quarter ended June 30, 2010, Segment operating income increased by $1.9 million, or 40%, compared to the prior year quarter. The benefit of improved volume was partially offset by the negative impact of higher resin costs not yet passed through customers in the form of higher selling prices compared to the prior year quarter.

For the nine months ended June 30, 2010, Segment revenue increased $32.2 million, or 10%, compared to prior year.  The increase was primarily due to higher unit volumes and the positive impact from foreign currency translation partially offset by the negative impact of higher resin costs.

For the nine months ended June 30, 2010, Segment operating profit decreased by $4.8 million, or 28%, compared to the prior year mainly due to the cost of resin which has rebounded from early calendar 2009 lows, increasing cost of sales; such increased costs were not yet reflected in higher customer selling prices, impacting margin.  Plastics adjusts customer selling prices based on underlying resin costs, on a delayed basis.

Plastics continues to expand in foreign markets and increase its market share.

Unallocated Expenses

For the three and nine months ended June 30, 2010, unallocated expenses include approximately $0.3 and $1.7 million, respectively, of costs incurred in connection with evaluating various acquisition opportunities; there were no comparable expenses in the prior year periods.

Other income (expense)

In the first quarter of 2009, the Company recorded a non-cash, pre-tax gain from debt extinguishment of $4.3 million, net of a proportionate write-off of deferred financing costs, which resulted from its October 2008 purchase of $35.5 million of its outstanding convertible notes at a discount.

In the quarter ended June 30, 2010, interest expense increased $0.8 million from the prior year primarily as a result of higher borrowings; in the nine months ended June 30, 2010 interest expense was essentially flat with the prior year.

In the quarter and nine month period ended June 30, 2010, interest income decreased $0.3 million and $0.7 million, respectively, from the prior year, primarily as a result of lower interest rates.

Other, net in Other income (expense) included a loss of $0.6 million and a gain of $0.4 million for the three months and losses of $0.8 million and $0.5 million for the nine months ended June 30, 2010 and 2009, respectively, from foreign exchange losses in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of the Company and its subsidiaries.

Provision for income taxes

The Company’s effective tax rate for continuing operations for the quarter ended June 30, 2010 was a provision of 28.3%, compared to 7.8% in the prior year.  The 2009 quarter effective tax rate reflected the benefit from the reversal of $1.4 million of previously established reserves related to uncertain tax positions due to the lapse of applicable statutes of limitation and certain tax planning initiatives, primarily with respect to foreign tax credits.

The Company’s effective tax rate for continuing operations for the nine months ended June 30, 2010 was a provision of 12.6%, compared to a benefit of 41% in the prior year.  The 2010 period reflected the benefit from the resolution of foreign income tax audits resulting in the release of $1.5 million of tax and accrued interest from previously established reserves for uncertain tax positions, and the adjustment of tax liabilities on filing of applicable tax returns. The prior year benefited from tax planning, primarily with respect to foreign tax credits and reversal of $1.4 million of previously established reserves related to uncertain tax positions due to the lapse of applicable statutes of limitation.

Excluding the above discrete period items, the effective tax rate on continuing operations for the quarter and nine months ended June 30, 2010 would have been a provision of 28.7% and 27.3%, respectively.  The effective tax rate for the 2009 quarter and nine month period ended June 30, 2009, excluding the discrete period items, would have been a provision of 30.6% and 28.2%, respectively.

Stock based compensation

For the quarters ended June 30, 2010 and 2009, stock based compensation expense totaled $1.5 million and $1.2 million, respectively.  For the nine months ended June 30, 2010 and 2009, stock based compensation expense totaled $4.4 million and $3.0 million, respectively.

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

The Company substantially concluded its remaining disposal activities in the second quarter of 2009. There was no revenue in the three and nine-month periods ended June 30, 2010 and 2009 as a result of the Company’s exit from the segment in 2008.

Net income (loss) from discontinued operations of the Installation Services’ business was ($21) thousand and $49 thousand for the three months ended and $0.1 million and $0.7 million for the nine months ended June 30, 2010 and 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Continuing Operations	Nine Months Ended June 30,
(in thousands)	2010	2009

Net Cash Flows Provided by (Used In):
Operating activities	$48,194	$41,940
Investing activities	(27,621)	(20,893)
Financing activities	15,395	(42,929)

Cash flows provided by continuing operations for the nine months ended June 30, 2010 were $48.2 million compared to $41.9 million in the prior year period. Working capital increased to $520.1 million at June 30, 2010 compared to $471.3 million at September 30, 2009, primarily as a result of long-term borrowing of $100 million in December 2009, partially offset by debt reductions of $81 million. Operating cash flows from continuing operations were affected by an increase in accounts payable and accrued liabilities as well as an increase in inventories and accounts receivable. The increase in receivables and payables is primarily attributable to higher sales volumes in all segments.

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

A small number of customers account for a substantial portion of historical net revenue, and the Company expects that this will continue for the foreseeable future. Approximately 18% and 18% of consolidated revenue from continuing operations for the quarters ended June 30, 2010 and 2009, respectively, and 47% and 54% of Plastics sales for the quarters ended June 30, 2010 and 2009, respectively, were to Procter & Gamble Co. (P&G”). Approximately 18% and 20% of total revenue from continuing operations for the nine months ended June 30, 2010 and 2009, respectively, and 49% and 56% of Plastics sales for the nine months ended June 30, 2010 and 2009, respectively, were to P&G.  The Home Depot, Inc. and Menards, Inc. are significant customers of Building Products, and Lockheed Martin Corporation and the Boeing Company are significant customers of Telephonics. Future operating results will continue to substantially depend on the success of the largest customers and the Company’s relationships with them. Orders from these customers are subject to fluctuation and may be reduced materially. The loss of all or a portion of the sales volume from any one of these customers would have an adverse affect on the Company’s liquidity and operations.

During the nine months ended June 30, 2010, the Company used cash for investing activities of continuing operations of $27.6 million compared to $20.9 million in the prior year period, primarily for capital expenditures.  The Company expects capital spending to be in the range of $40 million to $45 million for the 2010 operating year.

During the nine months ended June 30, 2010, cash provided by financing activities totaled $15.4 million compared to cash used by financing activities of $42.9 million in the prior year period, increasing primarily due to the issuance of the $100 million principal of 4% convertible subordinated notes on December 21, 2009, due 2017 (the “2107 Notes”).

Cash and Equivalents, and Debt	At June 30,	At September 30,
(in thousands)	2010	2009

Cash and equivalents	$351,633	$320,833

Notes payables and current portion of long-term debt	51,892	78,590
Long-term debt, net of current maturities	123,874	98,394
Debt discount	23,280	2,820
Total debt, excluding debt discount	199,046	179,804

Cash and equivalents, net of debt, excluding debt discount	$152,587	$141,029

At June 30, 2010, $21.1 million was outstanding under the CCA, a five-year, $100 million senior secured revolving credit facility; approximately $49.8 million was available to borrow under the facility.  As discussed above, upon closing the ATT acquisition, the CCA is expected to be amended and expanded with the amended agreement collateralized by the combined assets of Clopay and ATT.

At June 30, 2010, $3 million was outstanding under the Telephonics Credit Agreement (“TCA”), a five-year, $100 million senior secured revolving credit facility; approximately $91.6 million was available to borrow under the facility.

The CCA and the TCA include various sublimits for standby letters of credit. At June 30, 2010, there were approximately $15.6 million of aggregate standby letters of credit outstanding under these facilities. These agreements limit dividends and advances that these subsidiaries may pay to the Company. The agreements permit the payment of income taxes, overhead and expenses, with dividends or advances in excess of these amounts limited based on (a) with respect to the CCA, maintaining certain minimum availability under the loan agreement or (b) with respect to the TCA, compliance with certain conditions and limited to an annual maximum.

At June 30, 2010, the Company complied with the covenants under its respective credit facilities, and expects to remain in compliance for the reasonably foreseeable future. The CCA provides for credit availability primarily based on working capital assets and imposes one ratio compliance requirement, which becomes operative only in the event that utilization of that facility were to reach a defined level significantly beyond the June 30, 2010 level. The TCA is a “cash flow based” facility and compliance with required ratios at June 30, 2010 was well within the parameters set forth in that agreement. Further, the covenants within such credit facilities do not materially affect the Company’s ability to undertake additional debt or equity financing for Griffon, the parent company, as such credit facilities are at the subsidiary level and are not guaranteed by Griffon.  The debt balances under these credit facilities approximate fair values, as the interest rates are indexed to current market rates.

On December 21, 2009, the Company issued the 2017 Notes - $100 million principal of 4% convertible subordinated notes due 2017.  The initial conversion rate of the 2017 Notes was 67.0799 shares of Griffon’s common stock per $1,000 principal amount of notes, corresponding to an initial conversion price of approximately $14.91 per share.  This represents a 23% conversion premium over the $12.12 per share closing price on December 15, 2009.  The outstanding balance of these notes on June 30, 2010 was $100 million and the fair value was approximately $100 million, based on quoted market price (level 1 inputs).

The Company had $50 million outstanding of 4% convertible subordinated notes due 2023 (the “2023 Notes”) at June 30, 2010. Holders of the 2023 Notes may require the Company to repurchase all or a portion of their 2023 Notes on July 18, 2010, 2013 and 2018, if the Company’s common stock price is below the conversion price of the 2023 Notes, as well as upon a change in control. The Company anticipated that noteholders would require the Company to repurchase their outstanding 2023 Notes on the earliest of these dates.  As such, these notes have been included in notes payable and current portion of long-term debt in the September 30, 2009 and June 30, 2010 balance sheets as it has been expected that the notes would be put to the Company as the stock price was below the conversion price. At June 30, 2010, the fair value approximated $50 million, based on quoted market price (level 1 inputs).  In July 2010, substantially all of the 2023 Notes were put to the Company at par and settled.

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

The Company’s Employee Stock Ownership Plan has a loan agreement, guaranteed by the Company,

which requires payments of principal and interest through the expiration date of September 2012 at which time the $3.9 million balance of the loan, and any outstanding interest, will be payable.  The primary purpose of this loan and its predecessor loans, which were refinanced by this loan in October 2008, was to purchase 547,605 shares of the Company’s common stock in October 2008. The loan bears interest at rates based upon the prime rate or LIBOR. The balance of the loan was $5.2 million at June 30, 2010, and the outstanding balance approximates fair value, as the interest rates are indexed to current market rates.

In June 2009, the Company announced plans to consolidate facilities in its Building Products segment scheduled to be completed in early 2011.  When completed, the Company expects annual cost savings of $10 million.  The Company estimates that it will incur pre-tax exit and restructuring costs approximating $11 million, substantially all of which will be cash charges, including $2 million for one-time termination benefits and other personnel costs, $1 million for excess facilities and related costs and $8 million in other exit costs primarily in connection with production realignment.  In addition, the Company expects to make an investment in capital expenditures of $11 million in order to complete the restructuring plan.  These charges and investments will occur primarily in 2010 and 2011.  To date the Company has incurred $5.0 million in related charges and made capital investments of $8.9 million.

The Company substantially concluded its remaining disposal activities for the Installation Services business, discontinued in 2008, in the second quarter of 2009 and does not expect to incur significant expense in the future. Future net cash outflows to satisfy liabilities related to disposal activities accrued at June 30, 2010 are estimated to be $3.0 million. Certain of the Company’s subsidiaries are also contingently liable for approximately $2.0 million related to certain facility leases with varying terms through 2012 that were assigned to the respective purchasers of certain of the Installation Services businesses. The Company does not believe it has a material exposure related to these contingencies.

Anticipated cash flows from operations, together with existing cash and cash equivalents, bank lines of credit and lease line availability, are expected to be adequate to finance presently anticipated working capital and capital expenditure requirements and to repay long-term debt as it matures.  The Company expects to use $96 million of its and Clopay’s cash, together with the proceeds from the new Term Loan Facility, to fund the ATT acquisition, pay fees and expenses related to the acquisition and financing, and pay down the CCA.

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

In July 2010, Clopay Corporation and Clopay Acquisition Corp. entered into a definitive agreement to acquire Ames True Temper, Inc. (“ATT”) for total consideration of $542 million, subject to certain adjustments.  In July 2010, Clopay Corporation and Clopay Acquisition Corp. also entered into debt commitment letters with respect to a new $500 million term loan facility and $150 million asset-backed revolving credit facility, the proceeds of which will be used in part to fund the acquisition of ATT, pay fees and expenses related to the acquisition and the financing, and repay the Clopay Credit Agreement.  The acquisition is subject to certain conditions such as antitrust clearance.

We will face risks commonly encountered with a substantial acquisition and related financing including:

•      We may have failed to identify material problems and liabilities in our due diligence review;

•      We may fail to successfully integrate certain aspects of the operations,  administration functions and personnel of ATT;

•      We have a lean corporate senior management team which could be distracted by the time and commitment required in connection with the integration of ATT;

•      Risks associated with expanding into new geographic regions such as the Far East and Australia, including new business cultures and new regulatory environments;

•      We may fail to maintain good relationships with employees, suppliers and customers of ATT following the change in ownership;

•      The lenders under the debt commitment letters could exercise the customary “market flex” terms contained therein if needed to syndicate the loans, which could result in higher interest rates and other financing terms less favorable to the Company; and

•      The additional indebtedness we will incur to fund the acquisition of ATT could adversely affect our liquidity and financial stability.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3	Defaults upon Senior Securities
None

Item 4	[Removed and Reserved]

Item 5	Other Information
None

Item 6	Exhibits
Exhibit 10.1 – Offer Letter Agreement dated April 27, 2010 between the Company and Seth L. Kaplan (attached hereto).
Exhibit 10.2 – Severance Agreement dated April 27, 2010 between the Company and Seth L. Kaplan (attached hereto).
Exhibit 31.1 – Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto).
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

GRIFFON CORPORATION

/s/ Douglas J. Wetmore
Douglas J. Wetmore
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Brian G. Harris
Brian G. Harris
Chief Accounting Officer
(Principal Accounting Officer)

Date: August 2, 2010

EXHIBIT INDEX

Exhibit 10.1 – Offer Letter Agreement dated April 27, 2010 between the Company and Seth L. Kaplan

Exhibit 10.2 – Severance Agreement dated April 27, 2010 between the Company and Seth L. Kaplan

Exhibit 31.1 – Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 – Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32   – Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.