Form 10-K
period 2010-09-30
GRIFFON CORP
filed 2010-11-18
CIK 50725

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended September 30, 2010
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such period that the registrant was required to submit and post such files).    Yes ☐ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the close of business March 31, 2010, the registrant's most recently completed second quarter, was approximately $553,000,000. The registrant's closing price as reported by the New York Stock Exchange-Composite Transactions for March 31, 2010 was $12.46.

         The number of the registrant's outstanding shares was 62,116,568 as of October 29, 2010.

DOCUMENTS INCORPORATED BY REFERENCE:

         Part III—(Items 10, 11, 12, 13 and 14). Registrant's definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Special Notes Regarding Forward-Looking Statements

        This Annual Report on Form 10-K, especially "Management's Discussion and Analysis", contains certain "forward-looking statements" within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, earnings, cash flows, revenue, changes in operations, operating improvements, industries in which Griffon Corporation (the "Company" or "Griffon") operates and the United States and global economies. Statements in this Form 10-K that are not historical are hereby identified as "forward-looking statements" and may be indicated by words or phrases such as "anticipates," "supports," "plans," "projects," "expects," "believes," "should," "would," "could," "hope," "forecast," "management is of the opinion," "may," "will," "estimates," "intends," "explores," "opportunities," the negative of these expressions, use of the future tense and similar words or phrases. Such forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, among others: current economic conditions and uncertainties in the housing, credit and capital markets; Griffon's ability to achieve expected savings from cost control, integration and disposal initiatives; the ability to identify and successfully consummate and integrate value-adding acquisition opportunities, including our recent acquisition of Ames True Temper; increasing competition and pricing pressures in the markets served by Griffon's operating companies; the ability of Griffon's operating companies to expand into new geographic and product markets and to anticipate and meet customer demands for new products and product enhancements and innovations; reduced military spending by the government on projects for which Griffon's Telephonics Corporation supplies products; increases in the cost of raw materials such as resin and steel; changes in customer demand; the potential impact of seasonal variations and uncertain weather patterns on certain of Griffon's businesses; political events that could impact the worldwide economy; a downgrade in Griffon's credit ratings; changes in international economic conditions including interest rate and currency exchange fluctuations; the reliance by certain of Griffon's businesses on particular third party suppliers and manufacturers to meet customer demands; the relative mix of products and services offered by Griffon's businesses, which impacts margins and operating efficiencies; short-term capacity constraints or prolonged excess capacity; unforeseen developments in contingencies, such as litigation; unfavorable results of government agency contract audits of Griffon's subsidiary, Telephonics Corporation; Griffon's ability to adequately protect and maintain the validity of patent and other intellectual property rights; the cyclical nature of the businesses of certain of Griffon's operating companies; and possible terrorist threats and actions and their impact on the global economy. Readers are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date made. Griffon undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

 PART I

Item 1.    Business

The Company

        Griffon Corporation (the "Company" or "Griffon"), is a diversified management and holding company that conducts business through wholly-owned subsidiaries. Griffon oversees the operations of its subsidiaries, allocates resources among them and manages their capital structures. Griffon provides direction and assistance to its subsidiaries in connection with acquisition and growth opportunities as well as in connection with divestitures. Griffon also seeks out, evaluates and, when appropriate, will acquire additional businesses that offer potentially attractive returns on capital to further diversify itself.

        Headquartered in New York, N.Y., the Company was incorporated in New York in 1959, and was reincorporated in Delaware in 1970.

        Griffon currently conducts its operations through three segments:

  •
  Telephonics Corporation ("Telephonics") designs, develops and manufactures high-technology integrated information, communication and sensor system solutions for use in military and commercial markets worldwide. Telephonics' revenue was 34% of Griffon's consolidated revenue in 2010, 32% in 2009 and 29% in 2008.

  •
  Home & Building Products consists of two companies:

  •
  Clopay Building Products Company ("CBP") is a leading manufacturer and marketer of residential, commercial and industrial garage doors to professional installing dealers and major home center retail chains. CBP's revenue was 30% of Griffon's consolidated revenue in 2010, 33% in 2009 and 34% in 2008.

  •
  Ames True Temper, Inc. ("ATT"), acquired by Griffon on September 30, 2010, is a global provider of non-powered landscaping products that make work easier for homeowners and professionals. Due to the acquisition of ATT occurring on September 30, 2010, none of ATT's 2010 results of operations were included in Griffon's year end results. ATT's 2010 pro forma revenue was $444 million, or 26% of Griffon's pro forma 2010 revenue of $1.7 billion (unaudited), giving affect to the acquisition of ATT as if it had occurred on October 1, 2009.

  •
  Clopay Plastic Products Company ("Plastics") is an international leader in the development and production of embossed, laminated and printed specialty plastic films used in a variety of hygienic, health-care and industrial applications. Plastics' revenue was 36% of Griffon's consolidated revenue in 2010, 35% in 2009 and 37% in 2008.

(Unless otherwise indicated, any reference to years or year-end refers to the fiscal year ending September 30)

        On September 30, 2010, Griffon purchased all of the outstanding stock of CHATT Holdings, Inc. ("ATT Holdings"), the parent of ATT, on a cash and debt-free basis, for $542 million in cash, subject to certain adjustments. ATT is a global provider of non-powered lawn and garden tools, wheelbarrows, and other outdoor work products to the retail and professional markets. ATT's brands include Ames®, True Temper®, Ames True Temper®, Garant®, Union Tools®, Razor-back®, Jackson®, Hound Dog® and Dynamic DesignTM. ATT's brands hold the number one or number two market positions in their respective major product categories.

        In connection with the ATT acquisition, Clopay Ames True Temper Holding Corp. ("Clopay Ames"), a wholly-owned subsidiary of Griffon, entered into a $375 million secured term loan facility ("Term Loan") and a new $125 million asset based lending facility ("New ABL"). The acquisition, including all related transaction costs, was funded by proceeds of the Term Loan, $25 million drawn under the New ABL, and $168 million of Griffon cash. ATT's previous outstanding debt has been repaid in connection with the acquisition. Following the ATT transaction, Griffon holds consolidated cash balances of $170 million at September 30, 2010.

        The purchase of ATT occurred on September 30, 2010. Accordingly, ATT's operating results are not included in Griffon's consolidated statements of operations or cash flows, or footnotes relating thereto for any year presented, except where explicitly stated as pro-forma results. All pro forma results are unaudited and, unless otherwise stated, give effect to the acquisition of ATT as if it had occurred on October 1, 2009. The Griffon consolidated balance sheet at September 30, 2010 and related notes thereto include ATT's balances at that date.

        In July 2010, Griffon retired substantially all of the outstanding 4% Convertible Subordinated Notes due 2023 when they were put to Griffon at par.

        In December 2009, Griffon issued $100 million principal amount of 4% Convertible Subordinated Notes due 2017 (the "2017 Notes") at an initial conversion ratio of 67.0799 shares of Griffon common stock per $1,000 principal amount of the 2017 Notes, corresponding to an initial conversion price of approximately $14.91 per share.

        In 2008, Griffon substantially strengthened its balance sheet by refinancing its senior debt and raising $248.6 million in gross proceeds through a common stock rights offering, along with an investment by GS Direct, L.L.C. ("GS Direct"), an affiliate of Goldman Sachs.

        As a result of the downturn in the residential housing market, in 2008, Griffon exited substantially all of the operating activities of its Installation Services segment; this segment sold, installed and serviced garage doors, garage door openers, fireplaces, floor coverings, cabinetry and a range of related building products primarily for the new residential housing market. Operating results of substantially all the Installation Services segment have been reported as discontinued operations in the consolidated statements of operations for all periods presented herein, and the Installation Services segment is excluded from segment reporting (see the Discontinued Operations footnote in the Notes to Consolidated Financial Statements).

        Griffon makes available, free of charge through its website at www.griffoncorp.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is filed with or furnished to the Securities and Exchange Commission (the "SEC").

        For information regarding revenue, profit and total assets of each segment, see the Business Segments footnote in the Notes to Consolidated Financial Statements.

Reportable Segments:

Telephonics Corporation

        Telephonics specializes in advanced electronic information and communication systems for defense, aerospace, civil, industrial, and commercial applications for the United States and international markets. Telephonics designs, develops, manufactures, sells, and provides logistical support for aircraft intercommunication systems, radar, air traffic management, identification friend or foe equipment, Integrated Homeland Security Systems and custom, mixed-signal, application-specific, integrated circuits. Telephonics is a leading supplier of airborne maritime surveillance radar and aircraft intercommunication management systems, the segment's two largest product lines. In addition to its traditional defense products used predominantly by the United States ("U.S") Government and its agencies, Telephonics has adapted its core technologies to products used in international markets in an effort to further increase its presence in both non-defense government and commercial markets. In 2010, approximately 73% of the segment's sales were to the United States Government and agencies thereof, as a prime or subcontractor, 19% to international customers and 8% to U.S. commercial customers.

        Telephonics employs approximately 1,400 employees.

        Griffon believes that Telephonics' advanced systems and sub-systems are well-positioned to address the needs of an electronic battlefield with emphasis on providing situational awareness to the warfighters through the retrieval and dissemination of timely data for use by highly mobile ground, air and sea-going forces. Telephonics anticipates that the need for such systems will increase in connection with the increasingly active role that the military is playing in the war on terrorism, both at home and abroad. In recent years, Telephonics has increasingly focused its technologies and core competencies in the growing Homeland Security, Air Traffic Management, and Unmanned Aerial Vehicle (UAV) markets.

Programs and Products

        Telephonics is generally a first-tier supplier to prime contractors in the defense industry such as Lockheed Martin, Boeing, Northrop Grumman, General Dynamics, BAE Systems, MacDonald Dettwiler, Sikorsky Aircraft, and is often a prime contractor to the U.S. Department of Defense and the U.S. Department of Homeland Security ("Homeland Security"). The significant contraction and consolidation in the U.S. and international defense industry provides opportunities for established first-tier suppliers to capitalize on existing relationships with major prime contractors and play a larger role in defense systems development and procurement, for the foreseeable future.

        As a result of its performance on a prior manufacturing contract with Syracuse Research Corporation, Telephonics received a subcontract award from Sierra Nevada Corporation for both production and support of counter-IED devices which resulted in $46 million of revenue in 2010 and $11 million of revenue in 2009.

        Telephonics continues to direct resources towards Homeland Security programs, and was previously selected by Boeing Company to participate in the Secure Border Initiative net (SBInet) program. Additionally, Telephonics has completed a contract from the U.S. Customs and Border Protection for mobile surveillance systems as part of Homeland Security's initiative to protect the U.S. borders, and continues to pursue other opportunities with this customer. These programs represent strategic advances for Telephonics by allowing it to expand its core technical expertise into this nascent and growing Homeland Security market.

        In 2010, Telephonics was selected by Northrop Grumman as the radar supplier for the U.S. Navy's Firescout MQ-8 program, which is a vertical take-off and landing UAV platform. This strategic win positions Telephonics, with both its radar and communications products, as a strong competitor in this growing market segment.

Backlog

        The funded backlog for Telephonics was approximately $407 million at September 30, 2010, compared to $393 million at September 30, 2009. The increase in backlog is primarily attributable to additional funding received for the MH-60R program, a unique, fully integrated multi-mode radar and identification friend or foe interrogator system. Approximately 73% of the current backlog is expected to be filled during 2011.

Sales and Marketing

        Telephonics has technical business development personnel who act as the focal point for its marketing activities and sales representatives who introduce its products and systems to customers worldwide.

        The U.S. Government through its agencies, Lockheed Martin Corporation and the Boeing Company are significant customers of Telephonics. The loss of these customers would have a material adverse effect on Telephonics' business. Notwithstanding the significance of Lockheed Martin Corporation and Boeing Company, Telephonics sells to a diverse group of other domestic and international defense industry contractors, as well as others who use Telephonics products for commercial use.

        Telephonics participates in a range of long-term defense and non-military government programs, both in the U.S. and internationally. Telephonics has developed a base of installed products that generate significant recurring revenue from product enhancements and retrofits as well as providing spare parts and customer support. Due to the inherent complexity of these electronic systems, Telephonics believes that its incumbent status on major platforms provides a competitive advantage in the selection process for platform upgrades and enhancements. Furthermore, Telephonics believes that its ability to leverage and apply its advanced technology to new platforms provides a competitive advantage when bidding for new business.

        In recent years, the segment has significantly expanded its customer base in international markets. Telephonics' international projects include contracts with MacDonald Dettwiler as part of Canada's CP-140 Aurora Aircraft Modernization program, with General Dynamics for the Canadian Maritime Helicopter Program, and a number of contracts with the Civil Aviation Authority of China for air traffic management systems for Mainland China.

Manufacturing Facilities

        Telephonics' facilities are principally located in the United States, primarily in New York, with one facility in Sweden. In 2010, Telephonics added an additional New York facility to provide increased manufacturing capacity, as well as a state-of-the-art Air Traffic Management high-tech development laboratory and demonstration center. Telephonics also established its Technical Support Services Center in Elizabeth City, North Carolina which supports aircraft integration and upgrade activities, in addition to providing support services to customers.

Research and Development

        In an effort to ensure customer satisfaction and loyalty, Telephonics seeks to anticipate the needs of core markets by investing in research and development ("R&D") to provide solutions well in advance of its competitors. Telephonics continually updates its core technologies through internally funded R&D while coordinating with its customers at the earliest stages of new program development. The selection of R&D projects is based on available opportunities in the marketplace, as well as input from Telephonics' customers. Telephonics is a technological leader in its core markets and intends to pursue new growth opportunities by leveraging its systems design and engineering capabilities and incumbent position on key platforms.

        In addition to products for defense programs, Telephonics technology is also used in commercial applications such as airborne weather, search and rescue radar, and air traffic management systems. Telephonics' reputation for innovative product design and engineering capabilities, especially in the areas of voice and data communications, radio frequency design, digital signal processing, networking systems, inverse synthetic aperture radar and analog, digital and mixed-signal integrated circuits, will continue to enhance its ability to secure, retain and expand its participation in defense programs and commercial opportunities.

        Telephonics often designs its products to exceed customers' minimum specifications, providing its customers with greater performance, flexibility, and value. Telephonics believes that early participation and communication with its customers in the requirements definition stages of new program development, increases the likelihood that its products will be selected and integrated as part of a total system solution.

Competition

        Telephonics competes with major manufacturers of electronic information and communication systems, as well as several smaller manufacturers of similar products. Telephonics endeavors to design products with greater performance and flexibility than its competitors while competing on the basis of technology, design, quality and price.

Home & Building Products:

        Home & Building Products includes CBP and ATT. These businesses both serve The Home Depot, Inc. ("Home Depot"), a significant customer, as well as purchase common raw materials. These businesses are exploring opportunities to leverage their manufacturing, sourcing and distribution footprints.

Clopay Building Products

        CBP is the largest manufacturer and marketer of residential garage doors and among the largest manufacturers of commercial sectional doors in the United States. The majority of CBP's sales are for home remodeling and renovation, with the balance for the new residential housing and commercial building markets. Sales into the home remodeling market are being driven by the continued aging of the housing stock, existing home sales activity, the trend of improving home appearance, as well as improved energy efficiency, leading to increased demand for insulated doors. CBP employs approximately 1,350 employees.

        The garage door industry has been negatively impacted by the recessionary effect on the residential housing market. Key statistics regarding housing sales, construction permits and starts in 2010 and 2009 were substantially lower than the prior decade. According to the National Association of Home Builders, current data compared to the prior year shows new home starts up 4% with new home sales down 21% and the inventory of new homes stands at an eight month supply. Current year existing home sales are down 19% versus the prior year and the inventory of existing homes now stands at a 10.7-month supply. According to industry sources, the residential and commercial sectional garage door market for 2009 was estimated to be $1.5 billion, declining approximately $200 million from the prior year.

Brands

        CBP brings nearly 50 years of experience and innovation to the garage door industry. Our strong family of brands includes Clopay®, America's Favorite Garage Doors®; Holmes Garage Door Company® and IDEAL Door®. Clopay is the only residential garage door brand to hold the Good Housekeeping Seal of Approval. With two manufacturing facilities and 51 distribution centers across the U.S. and Canada, CBP is North America's leading manufacturer of residential garage doors, a preferred supplier of commercial overhead doors and in 2010 launched a complete line of entry door systems uniquely designed to complement its popular residential garage door styles.

Products and Service

        CBP manufactures a broad line of residential sectional garage doors with a variety of options, at varying prices. CBP offers garage doors made primarily from steel, plastic composite and wood, and also sells related products, such as garage door openers, manufactured by third parties.

        CBP also markets commercial sectional doors, which are similar to residential garage doors, but are designed to meet the more demanding performance specifications of a commercial application.

Sales and Marketing

        CBP distributes its products through a wide range of distribution channels, including installing dealers, retailers and wholesalers. CBP owns and operates a national network of 51 distribution centers. Additionally, products are sold to approximately 2,000 independent professional installing dealers and to major home center retail chains. CBP maintains strong relationships with its installing dealers and believes it is the largest supplier of residential garage doors to the retail and professional installing channels in the North America.

        CBP is the principal supplier of residential garage doors throughout North America to Home Depot and Menards. The loss of either of these customers would have a material adverse effect on CBP's and Griffon's business. CBP distributes its garage doors directly to customers from its manufacturing facilities and through its distribution centers located throughout the United States and Canada. These distribution centers allow CBP to maintain an inventory of garage doors near installing dealers and provide quick-ship service to retail and professional dealer customers.

Manufacturing and Raw Materials

        As part of its cost structure review, in June 2009, Griffon announced plans to consolidate facilities in its CBP segment. These actions are scheduled to be completed in early calendar 2011, consistent with the plan. CBP estimates it will incur pre-tax exit and restructuring costs approximating $11 million, substantially all of which will be cash charges; charges include $2 million for one-time termination benefits and other personnel costs, $1 million for excess facilities and related costs, and $8 million for other exit costs, primarily in connection with production realignment. CBP expects approximately $11 million in capital expenditures in order to effectuate the restructuring plan. CBP spent $4.2 million and $7.3 million in 2010 for the restructuring plan and related capital expenditures, respectively, and since inception through September 30, 2010, has spent $5.4 million and $9.3 million of restructuring and related capital expenditures to-date for the plan, respectively.

        The facility consolidation is part of CBP's continuing efforts to improve and streamline its manufacturing processes. CBP's engineering and technological expertise, combined with its capital investment programs, generally has enabled it to efficiently manufacture products in large volume and meet changing customer needs in a timely manner. CBP uses proprietary manufacturing processes to produce the majority of its products. Certain machinery and equipment are internally modified to achieve manufacturing objectives. These manufacturing facilities produce a broad line of high quality garage doors for distribution to professional installer, retail and wholesale channels.

        The principal raw material used in CBP's manufacturing is galvanized steel. CBP also utilizes certain hardware components, as well as wood and insulated foam. All of these raw materials are generally available from a number of sources.

Research and Development

        CBP operates a technical development center where its research engineers work to design, develop and implement new products and technologies and perform durability and performance testing of new and existing products, materials and finishes. Also at this facility, the process engineering team works to develop new manufacturing processes and production techniques aimed at improving manufacturing efficiencies.

Competition and market conditions

        The garage door industry is characterized by several large national manufacturers and many smaller regional and local manufacturers. CBP competes on the basis of service, quality, price, brand awareness and product design.

        CBP's brand names are widely recognized in the building products industry. CBP believes that it has earned a reputation among installing dealers, retailers and wholesalers for producing a broad range of innovative, high-quality doors. CBP's market position and brand recognition are key marketing tools for expanding its customer base, leveraging its distribution network and increasing its market share.

Ames True Temper

        ATT is the leading U.S. and a global provider of non-powered landscaping products that make work easier for homeowners and professionals. ATT has a global manufacturing strategy, based primarily upon a blend of domestic manufacturing and sourced product, which makes ATT cost competitive while allowing it to provide a high level of customer service. ATT employs approximately 1,600 employees.

Brands

        ATT brands are among the most recognized across primary product categories in the North American non-powered landscaping products market. ATT's brand portfolio includes Ames®, True Temper®, Ames True Temper®, Garant®, Hound Dog®, Westmix and Dynamic Design™, as well as contractor-oriented brands including UnionTools®, Razor-Back® Professional Tools and Jackson® Professional Tools. This strong portfolio of brands allows ATT to build and maintain long-standing relationships with the leading companies that sell ATT product categories and to offer specific branding strategies for key retail customers. In addition to the brands listed, ATT also sells unbranded products to capture the opening price point at major retailers or to satisfy the entire product offering of a customer. While the opening price point category historically has not generated significant revenue, it is an important part of establishing a step-up strategy. As an example, opening price point products are used for long handle tools to strengthen the position of that category's "good," "better" and "best" product lines. ATT also manufactures and distributes products under proprietary customer brands, as requested.

Products

        ATT manufactures and markets one of the broadest product portfolios in the non-powered landscaping product industry. This portfolio is anchored by two core product categories: long handle tools and wheelbarrows. As a result of ATT's brands' strengths, high product quality, high level of customer service and strong customer relationships, ATT has earned market-leading positions in the long handle tool and wheelbarrow product lines. The following is a brief description of ATT's primary product lines:

  •
  Long Handle Tools:  A broad line of internally designed and developed long handle tools including shovels, spades, scoops, rakes, hoes, cultivators, weeders, post hole diggers, scrapers, edgers and forks are marketed under leading brand names including Ames®, True Temper®, Jackson® Professional Tools, UnionTools®, Razor-Back® Professional Tools, Greenlife® and Garant®. Numerous types of heads, including poly, steel and aluminum, and various handles manufactured from wood, steel, aluminum, engineered polymers and fiberglass, are offered. The long handle tool line is designed to include a wide range of handle lengths, blade sizes and various features to meet the needs of end-users. Long handle tools are both a manufactured and sourced product.

  •
  Wheelbarrows:  ATT designs, develops and manufactures a full line of wheelbarrows and lawn carts, primarily under the Ames®, True Temper®, Jackson® Professional Tools, Razor-Back® Professional Tools, UnionTools® and Garant® brand names. The wheelbarrows range in size (2 cubic feet to 10 cubic feet), material (poly and steel), tray form, tire type, handle length and color based on the needs of homeowners, landscapers and contractors.

  •
  Planters and Lawn Accessories:  ATT is a distributor of indoor and outdoor planters and accessories, sold under the Dynamic Design™ brand name, as well as various private label brands. ATT, along with outside resources, design the products which are manufactured by third party suppliers. A wide range of designs and planter sizes (from 6 to 24 inches), available in various colors and primarily made of resin and fiberglass, are offered. In 2009, the Ecogardener™ line of planters which are made of approximately 90% renewable resources that are biodegradable, was introduced.

  •
  Snow Tools:  A complete line of snow tools is marketed under the Ames True Temper®, True Temper® and Garant® brand names. The snow tool line includes shovels, pushers, roof rakes, sled sleighs, scoops and ice scrapers for which ATT internally designs, develops and manufactures. A wide range of handles and shapes made of wood, aluminum and steel are included in the line as well as a wide range of head sizes and shapes made of poly, steel and aluminum.

  •
  Striking Tools:  Axes, picks, mattocks, mauls, wood splitters, sledgehammers and repair handles make up the striking tools product line. These products are marketed under the True Temper®, Jackson® Professional Tools, UnionTools®, Garant® and Razor-Back® Professional Tools brand names. ATT internally designs these products which come in various sizes, forms and weighted heads that are made of steel with wood, fiberglass or composite handles. Striking tools are both a manufactured and sourced product.

  •
  Pruning:  The pruning line is made up of pruners, loppers, shears and other tools sold primarily under the Ames® and True Temper® brand names. Along with outside resources, ATT designs the products which are manufactured by third party suppliers. The pruning tools are made of aluminum and steel blades with handles made from a variety of materials depending upon the tool. A variety of handle sizes, lengths, cutting blade styles and sizes and cutting capacities exist in the product line.

  •
  Garden Hoses and Hose Reels:  ATT offers a wide range of both manufactured and sourced garden hoses and hose reels under the Ames® and Jackson® Professional Tools brand names. The hoses are made of rubber and vinyl and come in a variety of lengths (6 to 100 feet), uses (both home and industrial applications) and styles (such as non-kinking and abrasion resistant material). The hose reels are made of resin, metal and aluminum and have a hose capacity up to 300 feet. Both the garden hoses and hose reels are designed in house and through outside resources.

Customers

        ATT sells products primarily in the U.S. and Canada through (1) retail centers, including home centers and mass merchandisers, such as Home Depot, Lowe's Companies, Wal-Mart, Canadian Tire, and Rona (2) wholesale chains, including hardware stores and garden centers, such as Ace, Do-It-Best and True Value and (3) industrial distributors, such as Grainger and McMaster-Carr.

        Home Depot and Lowes are significant customers of ATT. The loss of either of these customers would have a material effect on ATT's and Griffon's business.

Product Development and Intellectual Property

        ATT product development efforts focus on both new products and product line extensions. Products are developed through in-house industrial design and engineering staffs and through relationships with a number of outside product engineering and design firms to introduce new products timely and cost effectively. Examples of recent new product initiatives include the Water Genie® Bottomless Watering Can™ with integrated hose reel in a lightweight easy-to-use product, Pulverizer® multi-demolition tool, SnoBoss® sleigh shovel for ergonomic shoveling, EcoGardener™ series of long handle tools made with bamboo handles and recycled steel heads, and three new lines of planters made with new materials: EcoGardener™ series of planters which are biodegradable when buried, Ceramix® planters which look like ceramic but are lighter weight and more durable, and Roto Molded planters which use double wall construction for added strength.

        ATT holds various registered U.S. trademarks and issued U.S. patents and its wholly-owned subsidiaries hold trademarks, patents and copyrights in countries where products are sold. ATT also holds an exclusive license in the U.S. and Canada to manufacture Clog-Free™ rakes.

Sales and Marketing

        ATT's sales organization is structured by distribution channel in the U.S., and by country internationally. In the U.S., a dedicated team of sales professionals is provided for each of the large retail customers. Offices are maintained adjacent to each of the three largest customers' headquarters, as well as dedicated in-house sales analysts at the corporate office. In addition, sales professionals are assigned to domestic, wholesale and industrial distribution channels. Sales teams located in Canada, Australia and Ireland are available to handle the Canadian, Australian and European sales efforts, respectively. In 2008, ATT initiated marketing and distribution efforts in Mexico. To assist clients in marketing products and responding to new customer trends, ATT has created teams headed by a product line marketing director focused on each product line. Each team is responsible for implementing category-specific marketing strategies, including new product development, Stock Keeping Unit rationalization and support for key accounts. ATT offers internal graphics capabilities to design catalogs, labels, point of purchase and other sales materials. In addition, point of sale and sell-through activity is monitored to identify product opportunities and develop merchandising programs to help customers achieve their sales objectives. ATT also works closely with external research firms, design studios and product engineering organizations to identify and capitalize on emerging consumer and professional end user trends.

Raw Materials and Suppliers

        ATT's primary raw material inputs include resin (primarily polypropylene and high density polyethylene), wood (mainly ash, hickory and poplar logs) and steel (hot rolled and cold rolled). In addition, some key materials and components are purchased, such as metal fork components, wheelbarrow tires, shovel heads and fiberglass handles; however, most of the final assembly is completed internally in order to ensure consistent quality for customers. All raw materials used by ATT are generally available from a number of sources

Competition

        The non-powered landscaping product industry is highly competitive and fragmented. Most competitors consist of small, privately-held companies focusing on a single product category. Some competitors such as Fiskars and Truper compete in various tool categories, Suncast in hose reels and accessories and Colorite/Swan in garden hoses. In addition, there is competition from imported or sourced products from China, India and other low-cost producing countries, particularly in long handled tools, wheelbarrows, planters, striking tools and pruning tools.

        The principal factors by which ATT competes are quality, performance, price, brand strength, reliability and customer service, with the relative importance of each factor varying by product line. Additionally, ATT is a party to three Asian joint ventures that enable ATT to compete with products from low-cost producing countries. The overall size, product depth and category knowledge provide ATT with a competitive advantage. In addition, some offshore manufacturers lack sufficient distribution capabilities to service large retailers. Extensive wood mill infrastructure and expertise in curing wood handles, coupled with the proximity to American ash and hickory sources, provide ATT with a competitive advantage over offshore manufacturers.

Distribution

        ATT has nine operational distribution centers. In the U.S., the largest of these are a 1.2 million square foot facility in Carlisle, Pennsylvania and a 400,000 square foot facility in Reno, Nevada. Finished goods from manufacturing sites are transported to these facilities by internal fleet, over the road trucking and rail. Additionally, light assembly is performed at the Carlisle, Pennsylvania and Reno, Nevada locations. Distribution centers are maintained in Canada and Ireland and ATT utilizes a third party distribution center in Mexico City, Mexico. Australia has five distribution centers. Streamlined logistics and manufacturing capabilities allow ATT to deliver products cost effectively with shorter lead times, providing customers significant value for products and services.

Joint Ventures

        ATT holds joint venture interests ranging from 25% to 35% in three separate joint ventures. ATT sources products from these joint ventures which enables them to compete with products from low cost countries. ATT does not share in the profits or losses of the joint ventures. Under the terms of the joint venture agreements, ATT is entitled to minority representation on the board of directors of each joint venture, and does not receive financial information.

  •
  Chengde Greenlife Houseware Co., Ltd. Joint Venture

    This joint venture, owned by Pingquan County Stamping Factory (65%), ATT (30%) and the former owner of Greenlife (5%), manufactures metal home and gardening products. ATT is responsible for handling the sale of products outside of China, while the joint venture is responsible for the sale of products within China, with the exception of global customers. The term of the joint venture agreement is 15 years and was entered into during 2003.

  •
  Fujian Greenlife Tools of Garden Co., Ltd. Joint Venture

    This joint venture, owned by Fujian Huakun Implement Company Limited (Fujian) (35%), Fuzhou Huatian Auto Accessories Company Limited (35%), ATT (25%) and the former owner of Greenlife (5%) manufactures poly rakes, steel rakes, cutting tools and car components. Fujian is responsible for the development, engineering and production of products, while ATT is responsible for exporting products of the joint venture. The term of the joint venture agreement is 10 years and was entered into during 2003.

  •
  Dalian Greenlife Tools Co., Ltd. Joint Venture

    This joint venture, owned by Shushi (Dalian) Steel Shovel Manufacturing Co. (57%), ATT (35%) and the former owner of Greenlife (8%), manufactures assorted garden tools and metal products. ATT is responsible for exporting the products of the joint venture. The term of the joint venture agreement is 20 years and was entered into during 2003.

Clopay Plastic Products

        Plastics produces and develops specialty plastic films and laminates for a variety of hygienic, health care and industrial uses in the United States and certain international markets. Products include thin gauge embossed and printed films, elastomeric films and laminates of film and non-woven fabrics. These products are used primarily as moisture barriers in disposable infant diapers, adult incontinence products and feminine hygiene products, as protective barriers in single-use surgical and industrial gowns, drapes and equipment covers, as packaging for hygienic products, house wrap and other products. Plastics' products are sold through a direct sales force primarily to multinational consumer and medical products companies.

        Plastics employs approximately 1,350 employees.

        The markets in which Plastics participates have been affected by several key trends over the past five years. These trends include the increased use of disposable products in developing countries and favorable demographics, including increasing immigration in major global economies. Other trends representing significant opportunities for manufacturers include the continued demand for innovative products such as cloth-like, breathable, laminated and printed products, and large consumer products companies' need for global supply partners. Notwithstanding the positive trends affecting the industry, product design changes by the customer can change the products manufactured by Plastics and the associated demand.

        Plastics believes that its business development activities targeting major multinational and regional producers of hygiene, healthcare and related products and its investments in its technology development capability and capacity increases will lead to additional sales of new and related products.

Products

        Plastics' specialty plastic film is a thin-gauge film engineered to provide certain performance characteristics and manufactured from polymer resins. A laminate is the combination of a plastic film and a woven or non-woven fabric. These products are produced using both cast and blown extrusion and laminating processes. High speed, multi-color custom printing of films and customized embossing patterns further differentiate the products. Specialty plastic film products typically provide a unique combination of performance characteristics, such as breathability, barrier properties, elastic properties, processability and aesthetic appeal, that meet specific, proprietary customer needs.

Sales and Marketing

        Plastics sells its products primarily in North America, Europe, and South and Central America with additional sales in Asia Pacific. Plastics utilizes an internal direct sales force, with Plastics' senior management actively participating in developing and maintaining close contacts with customers.

        Plastics' largest customer is Procter & Gamble, Co. ("P&G"), which has accounted for approximately 50% of its revenue over the last five years. The loss of this customer would have a material adverse effect on the business. Notwithstanding the significance of P&G, Plastics sells to a diverse group of other leading consumer, health care and industrial companies.

        Plastics seeks to expand its market presence by providing innovative products and services to major international consumer products companies. Specifically, Plastics believes that it can continue to increase its North American sales and expand internationally through ongoing product development and enhancement, and by marketing its technologically-advanced films, laminates and printed films for use in all of its markets. Operations in Germany, Brazil and most recently China, provide a strong platform for additional sales growth in international markets.

Research and Development

        Plastics is an industry leader in the research, design and development of specialty plastic film and laminate products. Plastics operates a technical center where polymer chemists, scientists and engineers work independently and in partnerships with customers to develop new technologies, products, processes and product applications.

        Plastics' research and development efforts have resulted in many inventions covering embossing patterns, improved processing methods, product formulations, product applications and other proprietary technology. Products developed include microporous breathable films and cost-effective printed films and laminates. Microporous breathability provides for moisture vapor transmission and airflow while maintaining barrier properties resulting in improved comfort and skin care. Elastic laminates provide the user with improved comfort and fit. Printed films and laminates provide consumers preferred aesthetics, such as softness and visual appeal. Plastics holds a number of patents for its specialty film and laminate products and related manufacturing processes. While patents play a significant role, Plastics believes that its proprietary know-how and the knowledge, ability and experience of its employees are more significant to it long-term success.

International Operations

        Plastics has two operations in Germany from which it sells plastic films throughout Europe and the Middle East. Plastics also has operations in Brazil which manufacture plastic hygienic and specialty films. Plastics' international operations provide a platform to broaden participation in Europe, the Middle East, South America and Asia and strengthen Plastics' position as a global supplier.

Manufacturing and Raw Materials

        Specialty plastic film and laminate products are manufactured using high-speed equipment designed to meet stringent tolerances. The manufacturing process consists of melting a mixture of polymer resins and additives, and forcing this mixture through a die and rollers to produce embossed films. Laminates of films and non-wovens are manufactured by a variety of techniques to meet customer needs. In addition, films and laminates can be printed.

        Plastic resins, such as polyethylene and polypropylene, and non-woven fabrics are the basic raw materials used in the manufacture of substantially all Plastics' products. The price of resin has fluctuated dramatically over the past five years primarily due to volatility in oil prices and producer capacity. Resins are purchased in pellet form from several suppliers. Sources for raw materials are believed to be adequate for current and anticipated needs.

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

Employees

        Griffon and its subsidiaries employ approximately 5,700 people located throughout the U.S., Canada, Europe, Brazil, China, Mexico and Australia. Approximately 515 of these employees are covered by collective bargaining agreements in the U.S., primarily with an affiliate of the American Federation of Labor and Congress of Industrial Organizations ("AFL-CIO"), United Brotherhood of Carpenters and Joiners of America ("UBCJA"), International Brotherhood of Teamsters ("IBT") and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy Allied Industrial and Service Workers International Union. Additionally, approximately 200 employees in Canada are represented by the Trade Union Advisory Committee. Griffon believes its relationships with its employees are satisfactory.

Executive Officers of the Registrant

        The following is a current list of Griffon's executive officers:

Name	Age	Positions Held and Prior Business Experience
Ronald J. Kramer	52	President since February 2009, Chief Executive Officer since April 2008, director since 1993 and Vice Chairman of the Board since November 2003. From 2002 through March 2008, President and a director of Wynn Resorts, Ltd., a developer, owner and operator of hotel and casino resorts. From 1999 to 2001, Managing Director at Dresdner Kleinwort Wasserstein, an investment banking firm, and its predecessor Wasserstein Perella & Co. Member of the Board of Directors of Leap Wireless International, Inc. (NASDAQ: LEAP), a wireless communications company. Formerly on the boards of directors of Monster Worldwide, Inc. (NYSE: MWW), Sapphire Industrials Corporation (AMEX: FYR), Lakes Entertainment, Inc. (NASDAQ: LACO), Republic Property Trust (formerly NYSE: RPB) and New Valley Corporation (NASDAQ: NVAL). Mr. Kramer is the son-in-law of Harvey R. Blau, Griffon's Chairman of the Board.
Douglas J. Wetmore	53
		Executive Vice President and Chief Financial Officer since September 2009. From April 1998 to July 2008, Senior Vice President and Chief Financial Officer of International Flavors & Fragrances Inc. ("IFF"), a creator of flavors and fragrances used in a variety of consumer products (NYSE: IFF). From October 2007 to July 2008, Treasurer of IFF. From 1991 to 1998, Corporate Controller of IFF. Prior to IFF, Price Waterhouse for 12 years. Member of the Board of Directors and the Chair of the Audit Committee of Arch Chemicals, Inc., a global biocides company.
Patrick L. Alesia	62
		Chief Administrative Officer since September 2009, appointed Senior Vice President in May 2010, Vice President since 1990, Treasurer from 1979 to 2010, Ethics Officer since 2005, Secretary from 2005 to 2010. Served as Chief Financial Officer from November 2007 to September 2009.
Seth L. Kaplan	41
		Senior Vice President, General Counsel and Secretary since May 2010. From July 2008 to May 2010, Assistant General Counsel and Assistant Secretary at Hexcel Corporation, a manufacturer of advanced composite materials for space and defense, commercial aerospace and wind energy applications. From 2000 to July 2008, Senior Corporate Counsel and Assistant Secretary at Hexcel. From 1994 to 2000, associate at the law firm Winthrop, Stimson, Putnam & Roberts (now Pillsbury Winthrop Shaw Pittman LLP).

Regulation

        Griffon's operations are subject to various environmental, health, and employee safety laws and regulations. Griffon believes that it is in material compliance with these laws and regulations. Historically, compliance with environmental laws has not materially affected, and is not expected to materially affect, Griffon's capital expenditures, earnings or competitive position in the future.

Nevertheless, Griffon cannot guarantee that, in the future, it will not incur additional costs for compliance or that such costs will not be material.

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

Seasonality

        Historically, Griffon's revenue and earnings are lowest in its second quarter and highest in its fourth quarter. With the inclusion of ATT, revenue and earnings are expected to be lowest in the first and second quarters, and highest in the third and fourth quarters.

Financial Information About Geographic Areas

        Segment and operating results are included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

        For geographic financial information, see the Business Segment footnote in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.

        Griffon's non-U.S. businesses are primarily in Germany, Canada, Brazil, Mexico, Australia and Sweden.

Research and Development

        Griffon's companies are encouraged to improve existing products as well as develop new products to satisfy customer needs; expand revenue opportunities; maintain or extend competitive advantages; increase market share and reduce production costs. Research and development costs, not recoverable under contractual arrangements, are charged to expense as incurred. Research and development costs for Griffon were $21.4 million in 2010, $17.8 million in 2009 and $17.5 million in 2008. ATT research and development costs, which are not included in the results of Griffon Corporation, were $1.6 million in 2010.

Intellectual Property

        Trademarks are considered to be of importance to Griffon's business. Griffon follows a practice of seeking trademark protection in the U.S. and throughout the world where Griffon's products are sold. Principal global and regional trademarks include Clopay®, Ideal Door®, Holmes®, Ames®, True Temper®, Ames True Temper®, Garant®, Hound Dog®, Westmix and Dynamic Design™, UnionTools®, Razor-Back® Professional Tools and Jackson® Professional Tools. Griffon's rights in these trademarks endure for as long as they are used and registered.

Item 1A.    Risk Factors

        Griffon's business, financial condition, operating results and cash flows can be impacted by a number of factors which could cause Griffon's actual results to vary materially from recent or anticipated future results. The risk factors discussed in this section should be carefully considered with all of the information in this Annual Report on Form 10-K. These risk factors should not be considered the only risk factors facing Griffon. Additional risks and uncertainties not presently known or that are currently deemed immaterial may also materially impact Griffon's business, financial condition, operating results and cash flows in the future.

        In general, Griffon is subject to the same general risks and uncertainties that impact other diverse manufacturing companies including, but not limited to, general economic, industry and/or market conditions and growth rates; impact of natural disasters and their effect on global markets; continued events in the Middle East and possible future terrorist threats and their effect on the worldwide economy; and changes in laws or accounting rules. Griffon has identified the following specific risks and uncertainties that it believes has the potential to materially affect its business and financial condition.

Acquisition of Ames True Temper, Inc.

        On September 30, 2010, Griffon purchased all of the outstanding stock of the parent company of ATT for total consideration of $542 million, subject to certain adjustments.

        Griffon will face risks commonly encountered with a substantial acquisition and related financing including:

  •
  Griffon may have failed to identify material problems and liabilities in its due diligence review;

  •
  Griffon may fail to successfully integrate certain aspects of the operations, administrative functions and personnel of ATT;

  •
  Griffon has a lean corporate senior management team which could be distracted by the time and commitment required in connection with the integration of ATT;

  •
  risks associated with expanding into new geographic regions such as the Far East and Australia, including new business cultures and new regulatory environments;

  •
  Griffon may fail to maintain good relationships with employees, suppliers and customers of ATT following the change in ownership; and

  •
  the additional indebtedness incurred to fund the acquisition of ATT could adversely affect Griffon's liquidity and financial stability.

Current worldwide economic uncertainty and market volatility could adversely affect Griffon's businesses.

        The current worldwide economic uncertainty, market volatility and credit crisis will continue to have an adverse effect on Griffon during 2011, particularly in Home & Building Products, which is substantially linked to the U.S. housing market and the general U.S. economy. Also, purchases of ATT products are discretionary for consumers and consumers are generally more willing to purchase products during periods in which favorable macroeconomic conditions prevail. Additionally, the current condition of the credit markets could impact Griffon's ability to refinance expiring debt, obtain additional credit for investments in current businesses or for acquisitions, with favorable terms, or there may be no financing available. Griffon is also exposed to basic economic risks including a decrease in the demand for the products and services offered or a higher risk of default on its receivables.

Adverse trends in the housing sector and in general economic conditions will directly impact Griffon's business.

        Home & Building Products' business is influenced by market conditions for new home construction and renovation of existing homes. For the year ended September 30, 2010, approximately 30% of Griffon's consolidated revenue was derived from the Home & Building Products segment (48% on a pro forma basis) which is heavily dependent on new home construction and renovation of existing homes. The strength of the U.S. economy, the age of existing home stock, job growth, interest rates, consumer confidence and the availability of consumer credit, as well as demographic factors such as the migration into the United States and migration of the population within the United States also have an effect on Home & Building Products. In that respect, the significant downturn in the housing market has had an adverse effect on the operating results of Home & Building Products and this effect is likely to continue in 2011, particularly to its CBP business.

Griffon operates in highly competitive industries and may be unable to compete effectively.

        Griffon's operating companies face intense competition in each of the markets served. There are a number of competitors, some of which are larger and have greater resources than Griffon's operating companies. Griffon competes primarily on the basis of competitive prices, technical expertise, product differentiation, and quality of products and services. There can be no assurance that Griffon will not encounter increased competition in the future, which could have a material adverse effect on Griffon's financial results.

The loss of large customers can harm financial results.

        A small number of customers account for, and are expected to continue to account for, a substantial portion of consolidated revenue. Approximately 18% of consolidated revenue and 50% of the Plastics segment revenue for the year ended September 30, 2010 was generated from P&G, the largest customer in the Plastics segment. Home Depot, Lowes and Menards are significant customers of Home & Building Products with Home Depot accounting for approximately 13% of proforma consolidated revenue of $1.7 billion and 27% of the proforma Home & Building Products segment revenue of $833 million for the year ended September 30, 2010. The U.S. Government and its agencies, Lockheed Martin Corporation and the Boeing Company, are significant customers of Telephonics. Future operating results will continue to substantially depend on the success of Griffon's largest customers, as well as Griffon's relationship with them. Orders from these customers are subject to fluctuation and may be reduced materially due to changes in these customers' needs. Any reduction or delay in sales of products to one or more of these customers could significantly reduce Griffon's revenue. Griffon's operating results will also depend on successfully developing relationships with additional key customers. Griffon cannot assure that Griffon's largest customers will be retained or that additional key customers will be recruited. Also, Home & Building Products extends credit to its customers, which exposes it to credit risk. Their largest customer accounted for approximately 26% and 10% of Home & Building Products' and Griffon's net accounts receivable as of September 30, 2010, respectively. If this customer were to become insolvent or otherwise unable to pay, the financial condition, results of operations and cash flows of the Home & Building Products segment would be adversely affected.

Reliance on third party suppliers and manufacturers may impair ability to meet ATT's customer demands.

        ATT relies on a limited number of domestic and foreign companies, including its joint venture partners, to supply components and manufacture certain of its products. The percentage of ATT's products sourced, based on revenue, approximated 41% in 2010. Reliance on third party suppliers and manufacturers may reduce control over the timing of deliveries and quality of ATT's products. Reduced product quality or failure to deliver products quickly may jeopardize relationships with certain of ATT's key customers. In addition, reliance on third party suppliers or manufacturers may result in failure to meet ATT's customer demands. Continued turbulence in the worldwide economy may affect the liquidity and financial condition of ATT's suppliers. Should any of these parties fail to manufacture sufficient supply, go out of business or discontinue a particular component, alternative suppliers may not be found in a timely manner, if at all. Such events could impact ATT's ability to fill orders, which would have a material adverse effect on customer relationships.

If Griffon is unable to obtain raw materials for products at favorable prices it could adversely impact operating performance.

        Home & Building Products' and Plastics' suppliers primarily provide resin, wood and steel. Assurance cannot be provided that these segments may not experience shortages of raw materials or components for products or be forced to seek alternative sources of supply. If temporary shortages due to disruptions in supply caused by weather, transportation, production delays or other factors require raw materials to be secured from sources other than current suppliers, the terms may not be as favorable as current terms or material may not be available at all. In recent years, Home & Building Products and Plastics have experienced price increases in steel and plastic resins.

        While most key raw materials used in Griffon's businesses are generally available from numerous sources, raw materials are subject to price fluctuations. Because raw materials in the aggregate constitute a significant component of the cost of goods sold, price fluctuations could have a material adverse effect on Griffon's results of operations. Griffon's ability to pass raw material price increases to customers is limited due to supply arrangements and competitive pricing pressure, and there is generally a time lag between increased raw material costs and implementation of corresponding price increases for Griffon's products. In particular, sharp increases in raw material prices are more difficult to pass through to customers and may negatively affect short-term financial performance.

ATT is subject to risks associated with its operations in China.

        A substantial amount of ATT's sourcing is done through Chinese joint ventures. China does not have a well-developed, consolidated body of laws governing foreign investment enterprises. Enforcement of existing laws or contracts based on existing law may be uncertain and sporadic, and it may be difficult to obtain swift and equitable enforcement or to obtain enforcement of a judgment by a court of another jurisdiction. The relative inexperience of China's judiciary in many cases creates additional uncertainty as to the outcome of any litigation. In addition, interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes. Furthermore, a substantial portion of ATT's pruning tools, as well as all foam and fiberglass planters, are manufactured in China and must be shipped into the U.S. When they enter the U.S., these products may be subject to import quotas, import duties and other restrictions. Any inability to import these products into the U.S. and any tariffs that may be levied with respect to these products may have a material adverse result on ATT's business and results of operations, financial position and cash flows.

Griffon's businesses are subject to seasonal variations and the impact of uncertain weather patterns.

        Historically, Griffon's revenue and income have been lowest in the second quarter ending March 31 and highest in the fourth quarter ending September 30, primarily due to the seasonality of CBP's business. CBP's revenue is driven by residential renovation and construction which is generally at reduced levels during the winter months. Because a high percentage of manufacturing overhead and operating expenses are relatively fixed throughout the year, operating margins have historically been lower in quarters with lower revenue. ATT's lawn and garden products are used primarily in the spring and summer; in 2010, 61% of ATT's sales occurred during the second and third quarters. A majority of ATT's operating income and cash flow is generated in this period, and therefore ATT's working capital needs and borrowings generally peak near the end of the second quarter in preparation for the spring selling season.

        With the inclusion of ATT's operating results, starting in 2011, the first and second quarters are expected to be Griffon's lower revenue and income quarters.

        Demand for lawn and garden products is influenced by weather, particularly weekend weather during the peak gardening season. ATT's sales volumes could be adversely affected by certain weather patterns such as unseasonably cool or warm temperatures, hurricanes, water shortages or floods. In addition, lack of snow or lower than average snowfall during the winter season may also result in reduced sales of certain ATT products, such as snow shovels and other snow tools. As a result, ATT's results of operations, financial results and cash flows could be adversely impacted.

Further consolidation in the retail industry may adversely affect profitability.

        Home centers and mass merchandisers have consolidated and increased in scale. If this trend continues, customers will likely seek more favorable terms for their purchases of products, which will limit Griffon's ability to pass through raw material or other cost increases, or to raise prices for any reason. Sales on terms less favorable than current terms could have a material adverse effect on profitability.

Unionized employees could strike or participate in a work stoppage.

        Griffon employs approximately 5,700 people on a full-time basis, approximately 9% of whom are covered by collective bargaining or similar labor agreements (all in the Telephonics and ATT businesses). If unionized employees engage in a strike or other work stoppage, or if Griffon is unable to negotiate acceptable extensions of agreements with labor unions, a significant disruption of operations and increased operating costs could occur. In addition, any renegotiation or renewal of labor agreements could result in higher wages or benefits paid to unionized employees, which could increase operating costs and could have a material adverse effect on profitability.

Griffon may be required to record impairment charges for goodwill and indefinite-lived intangible assets.

        Griffon is required to assess goodwill and indefinite-lived intangible assets annually for impairment or on an interim basis if changes in circumstances or the occurrence of events suggest impairment exists. If impairment testing indicates that the carrying value of reporting units or indefinite-lived intangible assets exceeds the respective fair value, an impairment charge would be recognized. If goodwill or indefinite-lived intangible assets were to become impaired, the results of operations could be materially and adversely affected.

Trends in the baby diaper market will directly impact Griffon's business.

        Recent trends have been for baby diaper manufacturers to specify thinner plastic films for use in their products which reduces the amount of product sold and Plastics' revenue; this trend has generally resulted in Plastics incurring costs to redesign and reengineer products to accommodate required specification changes. Such decreases, or the inability to meet changing customer specifications, could result in a material decline in Plastics revenue and profits.

Telephonics' business depends heavily upon government contracts and, therefore, the defense budget.

        Telephonics sells products to the U.S. government and its agencies both directly, and indirectly as a first-tier supplier to prime contractors in the defense industry such as Boeing, Lockheed Martin and Northrop Grumman. In the year ended September 30, 2010, U.S. government contracts and subcontracts accounted for approximately 24% of Griffon's consolidated revenue. Contracts involving the U.S. government may include various risks, including:

  •
  termination for convenience by the government;

  •
  reduction or modification in the event of changes in the government's requirements or budgetary constraints;

  •
  increased or unexpected costs, causing losses or reduced profits under contracts where Telephonics' prices are fixed, or determinations that certain costs are not allowable under particular government contracts;

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

        The programs in which Telephonics participates may extend for several years, but are normally funded on an incremental basis. Decreases in the U.S. defense budget, in particular with respect to programs to which Telephonics supplies materials, could have a material adverse impact on Telephonics financial conditions, results of operations and cash flows. The U.S. government may not continue to fund programs to which Telephonics' development projects apply. Even if funding is continued, Telephonics may fail to compete successfully to obtain funding pursuant to such programs.

Telephonics' business could be adversely affected by a negative audit by the U.S. Government

        As a government contractor, and a subcontractor to government contractors, Telephonics is subject to audits and investigations by U.S. Government Agencies such as the Defense Contract Audit Agency, other Inspectors General and the Department of Justice. These agencies review a contractor's performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. These agencies also review the adequacy of, and a contractor's compliance with, its internal control systems and policies, including the contractor's management, purchasing, property, estimating, compensation, and accounting and information systems. Any costs found to be misclassified or improperly allocated to a specific contract will not be reimbursed or must be refunded if already billed and collected. Griffon could incur significant expenses in complying with audits and subpoenas issued by the government in aid of inquiries and investigations. If an audit or an investigation uncovers improper or illegal activities, Telephonics may be subject to civil and criminal penalties and/or administrative sanctions, which could include contract termination, forfeiture of profit, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government. In addition, if allegations of impropriety are made, Telephonics and Griffon could suffer serious reputational harm.

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

        Making strategic acquisitions is a significant part of Griffon's growth plans. The ability to successfully complete acquisitions depends on identifying and acquiring, on acceptable terms, companies that either complement or enhance currently held businesses or expand Griffon into new profitable businesses. Additionally, Griffon must properly integrate acquired businesses in order to maximize profitability. The competition for acquisition candidates is intense and Griffon cannot assure that it will successfully identify acquisition candidates and complete acquisitions at reasonable purchase prices, in a timely manner or at all. Further, there is a risk that acquisitions will not be properly integrated into Griffon's existing structure. In implementing an acquisition growth strategy, the following may be encountered:

  •
  costs associated with incomplete or poorly implemented acquisitions;

  •
  expenses, delays and difficulties of integrating acquired companies into Griffon's existing organization;

  •
  dilution of the interest of existing stockholders; or

  •
  diversion of management's attention.

        An unsuccessful implementation of Griffon's acquisition growth strategy could have an adverse impact on Griffon's results of operations, cash flows and financial condition.

The loss of certain key officers or employees could adversely affect Griffon's business.

        The success of Griffon is materially dependent upon the continued services of certain key officers and employees. The loss of such key personnel could have a material adverse effect on Griffon's operating results or financial condition.

Griffon is exposed to a variety of risks relating to non-U.S. sales and operations, including non-U.S. economic and political conditions and fluctuations in exchange rates.

        Griffon and its companies own properties and conduct operations in Europe, Canada, Australia, Mexico and South America. Sales of products through non-U.S. subsidiaries accounted for approximately 32% of consolidated revenue for the year ended September 30, 2010. These sales could be adversely affected by changes in political and economic conditions, trade protection measures, differing intellectual property rights laws and changes in regulatory requirements that restrict the sales of products or increase costs. Currency fluctuations between the U.S. dollar and the currencies in the non-U.S. regions in which Griffon does business may also have an impact on future reported financial results. Including ATT, on a pro forma basis, non-U.S. sales were approximately 29% of total Griffon sales.

Griffon may not be able to protect its proprietary rights.

        Griffon relies on a combination of patent, copyright and trademark laws, trade secrets, confidentiality and non-disclosure agreements and other contractual provisions to protect proprietary rights. Such measures do not provide absolute protection and Griffon cannot give assurance that measures for protecting these proprietary rights are and will be adequate, or that competitors will not independently develop similar technologies.

Griffon may inadvertently infringe on, or may be accused of infringing on, proprietary rights held by another party.

        Griffon is regularly improving its technology and employing existing technologies in new ways. Though Griffon takes reasonable precautions to ensure it does not infringe on the rights of others, it is possible that Griffon may inadvertently infringe on, or may be accused of infringing on, proprietary rights held by others. If Griffon is found to have infringed on the propriety rights held by others, any related litigation or settlement relating to such infringement may have a material effect on Griffon's financial statements and financial condition.

Griffon is exposed to product liability claims.

        Griffon may be the subject of product liability claims relating to the performance of its products or the performance of a product in which its products were a component part. There can be no assurance that future product liability claims will not be brought against Griffon, either by an injured customer of an end product manufacturer who used one of the products as a component or by a direct purchaser. Moreover, no assurance can be given that indemnification from customers or coverage under insurance policies will be adequate to cover future product liability claims against Griffon. In addition, product liability insurance can be expensive, difficult to maintain and may be unobtainable in the future on acceptable terms. The amount and scope of any insurance coverage may be inadequate if a product liability claim is successfully asserted. Furthermore, if any significant claims are made, the business and the related financial condition of Griffon may be adversely affected by negative publicity.

Griffon has been, and may in the future be, subject to claims and liabilities under environmental laws and regulations.

        Griffon's operations and assets are subject to environmental laws and regulations pertaining to the discharge of materials into the environment, the handling and disposal of wastes, including solid and hazardous wastes, or otherwise relating to health, safety and protection of the environment, in various jurisdictions in which it operates. Griffon does not expect to make any expenditure with respect to ongoing compliance with or remediation under these environmental laws and regulations that would have a material adverse effect on its business, operating results or financial condition. However, the applicable requirements under environmental laws and regulations may change at any time.

        Griffon can incur environmental costs related to sites that are no longer owned or operated, as well as third-party sites to which hazardous materials are sent. It cannot be assured that material expenditures or liabilities will not be incurred in connection with such claims. See the Commitment and Contingencies footnote in the Notes to Consolidated Financial Statements for further information on environmental contingencies. Based on facts presently known, the outcome of current environmental matters are not expected to have a material adverse effect on Griffon's results of operations and financial condition. However, presently unknown environmental conditions, changes in environmental laws and regulations or other unanticipated events may give rise to claims that may involve material expenditures or liabilities.

Changes in income tax laws and regulations or exposure to additional income tax liabilities could adversely affect profitability.

        Griffon is subject to federal, state and local income taxes in the United States and in various taxing jurisdictions outside the United States. Tax provisions and liabilities are subject to the allocation of income among various U.S. and international tax jurisdictions. Griffon's effective tax rate could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in any valuation allowance for deferred tax assets or the amendment or enactment of tax laws. The amount of income taxes paid is subject to audits by U.S. Federal, state and local tax authorities, as well as tax authorities in the taxing jurisdictions outside the United States. If such audits result in assessments different from recorded income tax liabilities, Griffon's future financial results may include unfavorable adjustments to its income tax provision.

Compliance with restrictions and covenants in Griffon's debt agreements may limit its ability to take corporate actions and harm its business.

        The credit agreements entered into by certain of Griffon's subsidiaries contain covenants that restrict their ability to, among other things, incur additional debt, pay dividends, incur liens and make investments, acquisitions, dispositions, restricted payments and capital expenditures. Under the respective credit agreements, these subsidiaries are also required to comply with specific financial ratios and tests. These subsidiaries may not be able to comply in the future with these covenants or restrictions as a result of events beyond their control, such as prevailing economic, financial and industry conditions or a change in control of Griffon. If a subsidiary defaults in maintaining compliance with the covenants and restrictions in its credit agreement, its lenders could declare all of the principal and interest amounts outstanding due and payable and terminate their commitments to extend credit to the subsidiary in the future. If the subsidiary or Griffon is unable to secure credit in the future, business could be harmed.

Reported earnings per share may be more volatile because of the conversion contingency provision of the notes.

        The outstanding convertible notes are convertible when a "market price" condition is satisfied and also upon the occurrence of other circumstances as more fully described in the Notes Payable, Capitalized Leases and Long-Term Debt footnote in the Notes to Consolidated Financial Statements. Upon conversion, at Griffon's discretion, note holders will receive $1,000 in cash for each $1,000 principal amount of notes presented for conversion or value in Griffon's common stock, and Griffon common stock for the value above the principal amount of the notes. The potential shares of Griffon common stock issuable for value above the principal value of the notes are considered in the calculation of diluted earnings per share and volatility in Griffon's stock price could cause these notes to be dilutive in one quarter and not in a subsequent quarter, increasing the volatility of fully diluted earnings per share.

Griffon may be unable to raise additional financing if needed

        Griffon may need to raise additional financing in the future in order to implement its business plan, refinance debt, or to acquire new or complimentary businesses or assets. Any required additional financing may be unavailable, or only available at unfavorable terms, due to uncertainties in the credit markets. If Griffon raises additional funds by issuing equity securities, current holders of its common stock may experience significant ownership interest dilution and the new securities may have rights senior to the rights associated with current outstanding common stock.

Griffon's indebtedness and interest expense could limit cash flow and adversely affect operations and Griffon's ability to make full payment on outstanding debt.

        Griffon's indebtedness poses potential risks such as:

  •
  a substantial portion of cash flows from operations could be used to pay principal and interest on debt, thereby reducing the funds available for working capital, capital expenditures, acquisitions, product development and other general corporate purposes;

  •
  insufficient cash flows from operations may force Griffon to sell assets, or seek additional capital, which Griffon may not be able to accomplish on favorable terms, if at all; and

  •
  the level of indebtedness may make Griffon more vulnerable to economic or industry downturns.

Griffon has the ability to issue additional equity securities, which would lead to dilution of issued and outstanding common stock.

        The issuance of additional equity securities or securities convertible into equity securities would result in dilution to existing stockholders' equity interests. Griffon is authorized to issue, without stockholder vote or approval, 3,000,000 shares of preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of Griffon's common stock. There is no present intention of issuing any such preferred stock, but Griffon reserves the right to do so in the future. In addition, Griffon is authorized to issue, without stockholder approval, up to 85,000,000 shares of common stock, of which approximately 62,113,293 shares, net of treasury shares, were outstanding as of September 30, 2010. Additionally, Griffon is authorized to issue, without stockholder approval, securities convertible into either shares of common stock or preferred stock.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Griffon occupies approximately 8,500,000 square feet of general office, factory and warehouse space throughout the United States, Germany, Sweden, Mexico, Canada, Australia, Ireland and Brazil. For a description of the encumbrances on certain of these properties, see the Notes Payable, Capitalized Leases and Long-Term Debt footnote in the Notes to Consolidated Financial Statements. The following table sets forth certain information related to Griffon's major facilities:

Location	Business Segment	Primary Use	Approx. Square Footage	Owned/ Leased	Lease End Year
New York, NY	Corporate	Headquarters	6,600	Leased	2016
Jericho, NY	Corporate	Office	6,900	Leased	2014
Farmingdale, NY	Telephonics	Manufacturing/R&D	193,000	Owned
Huntington, NY	Telephonics	Manufacturing	94,000	Owned
Huntington, NY	Telephonics	Manufacturing	55,000	Leased	2015
Huntington, NY	Telephonics	Manufacturing	98,000	Leased	2016
Melville, NY	Telephonics	Manufacturing	23,000	Leased	2014
Columbia, MD	Telephonics	Manufacturing	25,000	Leased	2013
Gardena, CA	Telephonics	Repairs	10,000	Leased	2014
Stockholm, Sweden	Telephonics	Manufacturing/Engineering	22,000	Leased	2012
Elizabeth City, NC	Telephonics	Repair and Service	22,000	Leased	2049
Mason, OH	Home & Building Products/ Clopay Plastic Products	Office/R&D	131,000	Owned
Aschersleben, Germany	Clopay Plastic Products	Manufacturing	289,000	Owned
Dombuhl, Germany	Clopay Plastic Products	Manufacturing	124,000	Owned
Augusta, KY	Clopay Plastic Products	Manufacturing	275,000	Owned
Nashville, TN	Clopay Plastic Products	Manufacturing	210,000	Owned
Nashville, TN	Clopay Plastic Products	Manufacturing	150,000	Leased	2014
Jundiai, Brazil	Clopay Plastic Products	Manufacturing	88,000	Owned
Troy, OH	Home & Building Products	Manufacturing	867,000	Leased	2021
Russia, OH	Home & Building Products	Idle	339,000	Owned
Baldwin, WI	Home & Building Products	Manufacturing	155,000	Leased	2011
Auburn, WA	Home & Building Products	Manufacturing	123,000	Leased	2011
Carlisle, PA	Home & Building Products	Manufacturing, Distribution	1,227,000	Leased	2020
Reno, NV	Home & Building Products	Manufacturing, Distribution	400,000	Leased	2017
Camp Hill, PA	Home & Building Products	Office, Manufacturing	380,000	Leased	2012
Harrisburg, PA	Home & Building Products	Manufacturing	264,000	Owned
St. Francois, Quebec	Home & Building Products	Manufacturing, Distribution	353,000	Owned
Bernie, MO	Home & Building Products	Manufacturing	170,000	Owned
Lewistown, PA	Home & Building Products	Manufacturing	124,000	Leased	2015
Cork, Ireland	Home & Building Products	Manufacturing, Distribution	74,000	Owned
Falls City, NE	Home & Building Products	Manufacturing	82,000	Owned
Victoria, Australia	Home & Building Products	Distribution	13,000	Leased	2011
New South Wales, Australia	Home & Building Products	Distribution	24,000	Leased	2013
South, Australia	Home & Building Products	Distribution	13,000	Leased	2012
Queensland, Australia	Home & Building Products	Distribution	17,000	Leased	2011
Western, Australia	Home & Building Products	Distribution	27,000	Leased	2011

        Griffon also leases approximately 1,500,000 square feet of space for the CBP distribution centers in numerous facilities throughout the United States and in Canada. In addition, Griffon owns 200,000 square feet of space for the ATT wood mills in the United States.

        In June 2009, Griffon announced plans to consolidate facilities used by CBP, which are expected to be completed in early 2011 and will result in the closure of the Baldwin, WI facility.

        All facilities are generally well maintained and suitable for the operations conducted.

Item 3.    Legal Proceedings

        Griffon is involved in litigation, investigations and claims arising out of the normal conduct of business, including those relating to commercial transactions, environmental, employment, and health and safety matters. Griffon estimates and accrues liabilities resulting from such matters based on a variety of factors, including the stage of the proceeding; potential settlement value; assessments by internal and external counsel; and assessments by environmental engineers and consultants of potential environmental liabilities and remediation costs. Such estimates are not discounted to reflect the time value of money due to the uncertainty in estimating the timing of the expenditures, which may extend liability over several years.

        While it is impossible to ascertain the ultimate legal and financial liability with respect to certain contingent liabilities and claims, Griffon believes, based upon examination of currently available information, experience to date, and advice from legal counsel, that the individual and aggregate liabilities resulting from the ultimate resolution of these contingent matters, after taking into consideration our existing insurance coverage and amounts already provided for, will not have a material adverse impact on consolidated results of operations, financial position or cash flows.

Item 4.    Reserved

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Griffon's Common Stock is listed for trading on the New York Stock Exchange under the symbol "GFF". The following table shows for the periods indicated the quarterly range in the high and low sales prices for Griffon's Common Stock:

	Fiscal 2010		Fiscal 2009
	Market Prices		Market Prices
	High	Low	High	Low
Fiscal First Quarter ended December 31,	$12.55	$8.58	$9.35	$5.34
Fiscal Second Quarter ended March 31,	14.13	11.19	10.55	5.85
Fiscal Third Quarter ended June 30,	15.13	10.26	10.33	7.30
Fiscal Fourth Quarter ended September 30,	14.31	10.32	11.93	7.27

Dividends

        No cash dividends on Common Stock were declared or paid during the five years ended September 30, 2010.

Holders

        As of November 1, 2010, there were approximately 13,600 record holders of Griffon's Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

        Information regarding securities authorized for issuance under Griffon's equity compensation plans is contained in Part III, Item 12 of this Form 10-K.

Recent Sales of Unregistered Securities

        On September 30, 2010, Griffon sold 239,145 shares of common stock to a group of ATT executives for an aggregate of $2.9 million in a private offering pursuant to the exemption provided for in Section 4(2) of, and Regulation D promulgated pursuant to, the Securities Act of 1933.

Issuer Purchase of Equity Securities

        The table below presents shares of Griffon Stock which were acquired by Griffon during the fourth quarter of 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part Publicly Announced Plans or Programs(1)	Maximum Number of Shares That May yet be Purchased Under the Plans or Programs
July 1 - 31, 2010	—	$—	—	1,366,295
August 1 - 31, 2010	—	—	—	1,366,295
September 1 - 30, 2010	—	—	—	1,366,295

Total	—	$—	—

(1)
Griffon's stock buyback program has been in effect since 1993, under which a total of approximately 17.2 million shares have been purchased for approximately $234 million. There is no time limit on the repurchases to be made under the plan.

 Performance Graph

        The performance graph does not constitute soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any of Griffon's filings under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language in any such filings, except to the extent Griffon specifically incorporates this performance graph by reference therein.

        The following graph sets forth the cumulative total return to Griffon's stockholders during the five years ended September 30, 2010, as well as an overall stock market (S&P Small Cap 600 Index) and Griffon's peer group index (Dow Jones U.S. Diversified Industrials Index). Assumes $100 was invested on September 30, 2005, including the reinvestment of dividends, in each category.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Griffon Corporation, the S&P Smallcap 600 Index
and the Dow Jones US Diversified Industrials Index

* $100 invested on 9/30/05 in stock or index, including reinvestment of dividends.

Item 6.    Selected Financial Data

	For the Years Ended September 30,
(in thousands, except per share amounts)	2010	2009	2008	2007	2006
Revenue	$1,293,996	$1,194,050	$1,269,305	$1,365,729	$1,327,735
Income (loss) before taxes and discontinued operations	13,812	19,605	(182)	37,249	65,305
Provision for income taxes	4,308	1,687	2,651	11,764	21,907

Income (loss) from continuing operations	9,504	17,918	(2,833)	25,485	43,398
Income (loss) from discontinued operations	88	790	(40,591)	(6,086)	5,930

Net Income (loss)	$9,592	$18,708	$(43,424)	$19,399	$49,328

Basic earnings (loss) per share:
Continuing operations	$0.16	$0.31	$(0.09)	$0.79	$1.34
Discontinued operations	0.00	0.01	(1.24)	(0.19)	0.18
Net Income (loss)	0.16	0.32	(1.33)	0.60	1.52
Weighted average shares outstanding	58,974	58,699	32,667	32,405	32,388

Diluted earnings (loss) per share:
Continuing operations	$0.16	$0.30	$(0.09)	$0.76	$1.29
Discontinued operations	0.00	0.01	(1.24)	(0.18)	0.17
Net Income (loss)	0.16	0.32	(1.32)	0.58	1.46
Weighted average shares outstanding	59,993	59,002	32,836	33,357	33,746

Capital expenditures	$40,477	$32,697	$53,116	$29,737	$41,653
Depreciation and amortization	40,442	42,346	42,923	39,458	33,974
Total assets	1,749,516	1,143,891	1,167,486	959,415	927,614
Total debt, excluding debt discount	555,486	179,804	233,188	232,830	217,320

Notes:	2008 includes a $12,913 goodwill impairment charge that is not deductible for income taxes.
Due to rounding, the sum of earnings per share of Continuing operations and Discontinued operations may not equal earnings per share of Net Income.
2010 includes $9,805 of costs related to the acquisition of ATT.
2006 - 2009 reflects the retrospective adoption of new accounting guidance for convertible debt.
See Adoption of New Accounting Pronouncements footnote.

 Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

(Unless otherwise indicated, all references to years or year-end refer to Griffon's fiscal period ending September 30)

OVERVIEW

The Company

        Griffon Corporation ("Griffon"), is a diversified management and holding company that conducts business through wholly-owned subsidiaries. Griffon oversees the operations of its subsidiaries, allocates resources among them and manages their capital structures. Griffon provides direction and assistance to its subsidiaries in connection with acquisition and growth opportunities as well as in connection with divestitures. Griffon also seeks out, evaluates and, when appropriate, will acquire additional businesses that offer potentially attractive returns on capital to further diversify itself.

        Headquartered in New York, N.Y., the Company was incorporated in New York in 1959, and was reincorporated in Delaware in 1970.

        Griffon currently conducts its operations through three businesses: Telephonics Corporation, Home & Building Products and Clopay Plastic Products Company.

  •
  Telephonics Corporation ("Telephonics") designs, develops and manufactures high-technology integrated information, communication and sensor system solutions for use in military and commercial markets worldwide. Telephonics' revenue was 34% of Griffon's consolidated revenue in 2010, 32% in 2009 and 29% in 2008.

  •
  Home & Building Products consists of two companies.

  –
  Clopay Building Products Company ("CBP") is a leading manufacturer and marketer of residential, commercial and industrial garage doors to professional installing dealers and major home center retail chains. CBP's revenue was 30% of Griffon's consolidated revenue in 2010, 33% in 2009 and 34% in 2008.

  –
  Ames True Temper, Inc. ("ATT"), which was acquired by Griffon on September 30, 2010, is a global provider of non-powered landscaping products that make work easier for homeowners and professionals. Due to the acquisition of ATT occurring on September 30, 2010 none of ATT's 2010 results of operations were included in Griffon's results. ATT's 2010 pro forma revenue was $444 million, or 26% of Griffon's pro forma 2010 revenue of $1.7 billion (unaudited), giving effect to the acquisition of ATT as if it had occurred on October 1, 2009.

  •
  Clopay Plastic Products Company ("Plastics") is an international leader in the development and production of embossed, laminated and printed specialty plastic films used in a variety of hygienic, health-care and industrial applications. Plastics' revenue was 36% of Griffon's consolidated revenue in 2010, 35% in 2009 and 37% in 2008.

        Telephonics revenue increased $46.6 million, or 12%, compared to the prior year. In 2010, Telephonics was awarded significant contracts for radar programs and CREW 3.1. Telephonics backlog at September 30, 2010 was $407 million, approximately 73% of which is expected to be fulfilled in 2011.

Home & Building Products includes CBP and will include the operating results of ATT beginning October 1, 2010.

        Clopay Building Products results continued to be impacted by the sustained downturn in the residential housing and commercial construction markets, with revenue decreasing from the prior year. The segment remains committed to retaining its customer base and, where possible, growing market share. Additionally, CBP's ongoing review of, and changes to, its cost structure resulted in a segment profit for 2010 and 2009.

        In June 2009, Griffon announced plans to consolidate facilities in CBP. These actions are scheduled to be completed in early calendar 2011, consistent with the plan. Griffon estimates that it will incur pre-tax exit and restructuring costs of approximately $11 million, substantially all of which will be cash charges. These charges include $2 million for one-time termination benefits and other personnel costs, $1 million for excess facilities and related costs, and $8 million in other exit costs primarily in connection with production realignment. In addition, Griffon expects to invest approximately $11 million in capital expenditures in order to effectuate the restructuring plan. CBP spent $4.2 million and $7.3 million in 2010 in connection with the restructuring plan and related capital expenditures, respectively, and spent $5.4 million and $9.3 million of restructuring and related capital expenditures to-date for the plan, respectively.

        Plastics' revenue increased $57.4 million, or 14%, from the prior year due to higher unit volumes in all regions, the translation of European results into a weaker U.S. dollar and resin price pass through, partially offset by less favorable mix; however, segment operating profit decreased $3.6 million, or 15%, primarily due to the increases in the cost of resin, increasing cost of sales; such increased costs were not yet reflected in higher customer selling prices due to the lag , impacting margin. Plastics adjusts customer selling prices based, on underlying resin costs, on a delayed basis. Over the past several years, the segment has successfully diversified it's customer portfolio.

Ames True Temper

        On September 30, 2010, Griffon purchased all of the outstanding stock of ATT Holdings, the parent of ATT, on a cash and debt-free basis, for $542 million in cash, subject to certain adjustments. ATT is a global provider of non-powered lawn and garden tools, wheelbarrows, and other outdoor work products to the retail and professional markets. ATT's brands include Ames®, True Temper®, Ames True Temper®, Garant®, Union Tools®, Razor-back®, Jackson®, Hound Dog® and Dynamic DesignTM. ATT's brands hold the number one or number two market position in their respective major product categories.

        In connection with the ATT acquisition, Clopay Ames True Temper Holding Corp. ("Clopay Ames"), a subsidiary of Griffon, entered into a $375 million secured term loan facility ("Term Loan") and a new $125 million Asset Based Lending Agreement ("New ABL Agreement"). The acquisition, including all related transaction costs, was funded by proceeds of the Term Loan, $25 million drawn under the New ABL, and $168 million of Griffon cash. ATT's previous outstanding debt was repaid in connection with the acquisition. Following the ATT transaction, Griffon holds consolidated cash balances of $170 million at September 30, 2010.

        The purchase of ATT occurred on September 30, 2010. Accordingly, ATT's results of operations are not included in the Griffon consolidated statements of operations or cash flows, or footnotes relating thereto for any year presented, except where explicitly stated as pro forma results. The Griffon consolidated balance sheet at September 30, 2010 and related notes thereto include ATT's balances at that date. All pro forma results are unaudited and, unless otherwise stated, give effect to the acquisition of ATT as if it had occurred on October 1, 2009.

CONSOLIDATED RESULTS OF OPERATIONS

2010 Compared to 2009

        Revenue for the year ended September 30, 2010 was $1.30 billion, compared to $1.19 billion in the prior year; the increase was due to higher revenue at Telephonics and Plastics, partially offset by decreased revenue at CBP. Gross profit for the year was $288.3 million compared to $257.1 million in 2009 with gross margin as a percent of sales of 22% in both years.

        Selling, General and Administrative ("SG&A") expenses increased $31.7 million to $261.4 million in 2010 from $230.7 million in 2009 primarily in support of increased sales. SG&A expenses include $9.8 million of costs related to the ATT acquisition. SG&A expenses as a percent of revenue for 2010 increased to 20.2% from 19.3% in 2009; excluding the ATT related acquisition expenses, SG&A as a percent of revenue was 19.4% in 2010.

        Interest expense in 2010 decreased by $0.8 million compared to the prior year, principally due to lower levels of outstanding borrowings.

        During 2010, Griffon recorded a $1.1 million loss on extinguishment of debt resulting from the write-off of unamortized financing costs associated with the existing Clopay Asset Based Lending facility terminated upon the ATT acquisition. During 2009, Griffon recorded a non-cash pre-tax gain from extinguishment of debt of $4.5 million, net of a proportionate write-off of deferred financing costs, which resulted from the purchase of $50.6 million of its outstanding convertible notes at a discount.

        Other income of $4.1 million in 2010 and $1.5 million in 2009 consists primarily of currency exchange transaction gains and losses from receivables and payables held in non functional currencies and from gains on investments.

        Griffon's effective tax rate for continuing operations for 2010 was a provision of 31.2% compared to 8.6% in the prior year. The 2009 rate benefited from tax planning, primarily with respect to foreign tax credits and reversal of $1.4 million of previously established reserves related to uncertain tax positions due to the lapse of applicable statues of limitation.The 2010 rate reflected the benefit from the resolution of foreign and domestic income tax audits resulting in the release of $2.2 million of tax and accrued interest from previously established reserves for uncertain tax positions and the adjustment of tax liabilities on filing of applicable tax returns. The rate was also impacted by permanent book to tax adjustments including non-deductible transaction costs of $3,800 related to the ATT acquisition.

        Income from continuing operations was $9.5 million, or $0.16 per diluted share, for 2010 compared to $17.9 million or $0.30 cents per diluted share in the prior year. Excluding the ATT related acquisition costs and the loss from the extinguishment of debt, income from continuing operating would have been $17.2 million, or $0.29 per diluted share, in 2010; excluding the gain from the extinguishment of debt, income from continuing operations would have been $15.0 million, or $0.25 per diluted share, in 2009. Income from discontinued operations for 2010 was $0.1 million, or $0.00 per diluted share, compared to $0.8 million, or $0.01 per diluted share, in the prior year. Net income for 2010 was $9.6 million, or $0.16 per diluted share, compared to $18.7 million, or $0.32 per diluted share, in 2009.

2009 Compared to 2008

        Revenue for the year ended September 30, 2009 was $1.19 billion, compared to $1.27 billion in the prior year; the decline was due to lower revenue at both CBP and Plastics, partially offset by increased revenue at Telephonics. 2009 gross profit was $257.1 million compared to $273.0 million in the prior year with gross margin of 22% remaining flat with 2008.

        Selling, General and Administrative ("SG&A") expenses decreased $14.7 million to $230.7 million in 2009 from $245.4 million in 2008 as a result of cost saving measures undertaken across all of the segments, particularly in CBP and Plastics, to offset the impact of lower revenue. SG&A expenses as a percent of revenue for 2009 remained flat to 2008 at 19.3%.

        Interest expense in 2009 decreased by $3.5 million compared to the prior year, principally due to lower levels of outstanding borrowings and lower average borrowing rates.

        During 2009, Griffon recorded a non-cash pre-tax gain from extinguishment of debt of $4.5 million, net of a proportionate write-off of deferred financing costs, which resulted from the purchase of $50.6 million of its outstanding convertible notes at a discount.

        Other income of $1.5 million in 2009 and $2.7 million in 2008 consists primarily of currency exchange transaction gains and losses from receivables and payables held in non functional currencies.

        Griffon's effective tax rate for continuing operations for 2009 was a provision of 8.6% compared to the prior year which had an income tax provision of $2.7 million on a pre-tax loss of $0.2 million. The 2009 tax rate benefitted from tax planning with respect to U.S. foreign tax credits and discrete tax benefits related to the reversal of previously recorded tax liabilities principally due to the closing of certain statutes for prior year returns. The 2008 rate was impacted by a non-deductible goodwill impairment charge, an increase in the valuation allowance regarding deferred tax assets and taxes on a non-U.S. dividend partially offset by discrete tax benefits related to the reversal of previously recorded tax liabilities principally due to the closing of certain statutes for prior year returns.

        Income from continuing operations was $17.9 million, or $0.30 per diluted share, for 2009 compared to a loss of $2.8 million, or $0.09 per diluted share, in the prior year. The 2008 results were impacted by a $12.9 million impairment charge related to the write-off of all of CBP's goodwill. Excluding the gain on the extinguishment of debt, income from continuing operations would have been $15.0 million, or $0.25 per diluted share in 2009, and excluding the impairment charge, income from continuing operations would have been $10.1 million, or $0.31 per diluted share, in 2008. Income from discontinued operations for 2009 was $0.8 million, or $0.01 per diluted share, compared to a loss of $40.6 million, or $1.24 per diluted share in the prior year. Net income for 2009 was $18.7 million, or $0.32 per diluted share, compared to a loss of $43.4 million, or $1.33 per diluted share, in 2008. The 2009 diluted shares used for the earnings per share calculations were 59,002,000 shares compared to 32,836,000 shares in 2008 primarily due to the 2008 rights offering.

BUSINESS SEGMENTS

Telephonics

	Years Ended September 30,
(in thousands)	2010		2009		2008
Revenue	$434,516		$387,881		$366,288
Segment operating profit	38,586	8.9%	34,883	9.0%	32,862	9.0%
Depreciation and amortization	7,534		6,657		6,753

Segment profit before depreciation and amortization	$46,120	10.6%	$41,540	10.7%	$39,615	10.8%

2010 Compared to 2009

        In 2010, Telephonics' revenue increased $46.6 million, or 12%, compared to the prior year, mainly due to awards associated with various radar programs, and the CREW 3.1 contract.

        Segment operating profit increased $3.7 million to $38.6 million in 2010; segment operating profit margin remained consistent with prior year due to the strong sales performance and favorable program mix, partially offset by higher SG&A expenses. The increase in SG&A expenses resulted from higher research and development and marketing related expenses incurred in connection with business development initiatives to sustain revenue growth in future periods, as well as additional administrative expenses to support the operations.

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

Home & Building Products

	Years Ended September 30,
(in thousands)	2010		2009		2008
Net Sales	$389,366		$393,414		$435,321
Segment operating profit (loss)	4,986	1.3%	(11,326)	NM	(17,444)	NM
Depreciation and amortization	10,185		13,223		12,071
Goodwill impairment	—		—		12,913
Restructuring charges	4,180		1,240		2,610

Segment profit before depreciation, amortization, restructuring and impairment	$19,351	5.0%	$3,137	0.8%	$10,150	2.3%

        Home & Building Products is comprised of ATT and CBP. The acquisition of ATT occurred on September 30, 2010. Accordingly, ATT's results of operations are not included in the Griffon consolidated statements of operations or cash flows, nor segment results for the year ended September 30, 2010. The Griffon consolidated balance sheet and the Home & Building Products segment assets at September 30, 2010 include ATT's balances at that date.

2010 Compared to 2009

        CBP revenue decreased $4.0 million, or 1% compared to the prior year. The decrease was primarily due to the continued effects of the weak construction market in, particular the commercial market, offset in part by the favorable translation benefit from a weaker U.S. dollar.

        Segment operating profit for 2010 was $5.0 million, an improvement of $16.3 million compared to the prior year. The improved operating performance was driven by higher volume, associated plant absorption and lower product costs from the various restructuring activities undertaken in the past two years.

2009 Compared to 2008

        In 2009, CBP revenue decreased $41.9 million, or 10%, compared to the prior year, primarily due to the continuing effects of the weak housing market. The revenue decline was principally due to reduced unit volume, partially offset by a favorable shift in mix to higher priced products.

        Segment operating loss for 2009 was $11.3 million, an improvement of $6.1 million compared to the prior year. The 2008 result included the goodwill impairment charge of $12.9 million; excluding this charge, the 2008 operating results would have been a $4.5 million loss. Excluding the goodwill impairment charge from 2008, the increased loss in 2009 was mainly due to the sharp decline in volume, and the resultant unfavorable impact on absorption of fixed operating expenses. Notwithstanding the overall loss for 2009, CBP segment operating profit improved sequentially during 2009, reaching $0.6 million and $4.3 million in the third and fourth quarters, respectively, a significant improvement over the segment operating losses incurred in the first two quarters of 2009.

Plastics

	Years Ended September 30,
(in thousands)	2010		2009		2008
Net Sales	$470,114		$412,755		$467,696
Segment operating profit	20,469	4.4%	24,072	5.8%	20,620	4.4%
Depreciation and amortization	22,384		21,930		22,638

Segment profit before depreciation and amortization	$42,853	9.1%	$46,002	11.1%	$43,258	9.2%

2010 Compared to 2009

        In 2010, Plastics' revenue increased $57.4 million, or 14%, compared to the prior year. The increase was principally due to higher unit volumes in all geographic regions and the positive impact from foreign currency translation.

        Segment operating profit decreased $3.6 million, or 15%, and operating profit margin decreased 140 basis points primarily due to increases in the cost of resin, increasing cost of sales; such increased costs were not yet reflected in higher customer selling prices due to delays in passing on such cost increase, with a resultant unfavorable impact on margin. Plastics adjusts customer selling prices based on underlying resin costs, on a delayed basis. Other contributing factors relate to increases in freight costs as well as product development costs.

2009 Compared to 2008

        In 2009, Plastics' revenue decreased $54.9 million, or 12%, compared to the prior year. The decrease was principally due to lower volume in Plastics' European business, translation of the European results into a stronger U.S. dollar and the pass through of lower resin costs in customer selling prices.

        Segment operating profit increased $3.5 million, or 17%, primarily due to cost-cutting initiatives and favorable product mix, partially offset by lower unit volume. Segment operating profit margin increased 140 basis points.

DISCONTINUED OPERATIONS — Installation Services

        As a result of the downturn in the residential housing market, in 2008, Griffon exited substantially all of the operating activities of its Installation Services segment; this segment sold, installed and serviced garage doors, garage door openers, fireplaces, floor coverings, cabinetry and a range of related building products primarily for the new residential housing market. Operating results of substantially all of the segment has been reported as discontinued operations in the Consolidated Statements of Operations for all periods presented; the Installation Services segment is excluded from segment reporting.

        In May 2008, Griffon's Board of Directors approved a plan to exit substantially all operating activities of the Installation Services segment in 2008. In the third quarter of 2008, Griffon sold nine units to one buyer, closed one unit and merged two units into CBP. In the fourth quarter of 2008, Griffon sold its two remaining units in Phoenix and Las Vegas. Griffon recorded aggregate disposal costs of $43.7 million in 2008.

        Griffon substantially concluded its remaining disposal activities in the second quarter of 2009. There was no reported revenue in 2010 and 2009. Revenue in 2008 was $109.4 million compared to $250.9 million in 2007; the sharp decline resulted from the overall weakness in the residential construction market and closure or sale of operating units during 2008. Installation Services operating loss was $62.4 million and $9.8 million for 2008 and 2007, respectively.

        Griffon does not expect to incur significant expenses in the future. Future net cash outflows to satisfy liabilities related to disposal activities that were accrued as of September 30, 2010 are estimated to be $4.3 million. Substantially all of such liabilities are expected to be paid during 2011. Certain of Griffon's subsidiaries are also contingently liable for approximately $1.7 million related to certain facilities leases with varying terms through 2012 that were assigned to the respective purchasers of certain of the Installation Services businesses. Griffon does not believe it has a material exposure related to these contingencies.

LIQUIDITY AND CAPITAL RESOURCES

        Management assesses Griffon's liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting liquidity are: cash flows from operating activities, capital expenditures, acquisitions, dispositions, bank lines of credit and the ability to attract long-term capital with satisfactory terms. Griffon remains in a strong financial position with sufficient liquidity available for reinvestment in existing businesses and strategic acquisitions while managing its capital structure on both a short-term and long-term basis.

        The following table is derived from the Consolidated Statements of Cash Flows:

Cash Flows from Continuing Operations	Years Ended September 30,
(in thousands)	2010	2009
Net Cash Flows Provided by (Used In):
Operating activities	$83,125	$84,100
Investing activities	(584,143)	(32,833)
Financing activities	353,293	(43,202)

        Cash flows generated by operating activities for 2010 decreased $1.0 million to $83.1 million compared to $84.1 million in the prior year. Current assets net of current liabilities, excluding short-term debt and cash, increased $97.6 million to $326.7 million at September 30, 2010 compared to $229.1 million at the prior year end, primarily due to the acquisition of ATT.

        During 2010, Griffon used cash from investing activities of $584.1 million compared to $32.8 million in the prior year due to the acquisition on ATT. Griffon had capital expenditures of $40.5 million; $7.8 million higher than the prior year, consistent with 2010 depreciation.

        During 2010, cash provided by financing activities was $353.3 million mainly due to a net increase in borrowings primarily as a result of the ATT acquisition, partially offset by repayments of long term debt of $176.8 million.

        Payments related to revenue derived from the Telephonics segment are received in accordance with the terms of development and production subcontracts to which Telephonics is a party; certain of these receipts are progress payments. Plastics customers are generally substantial industrial companies whose payments have been steady, reliable and made in accordance with the terms governing such sales. Plastics sales satisfy orders that are received in advance of production, and where payment terms are established in advance. With respect to CBP, there have been no material adverse impacts on payment for sales.

        A small number of customers account for a substantial portion of historical revenue and Griffon expects that this will continue for the foreseeable future. Approximately 18% and 19% of consolidated revenue from continuing operations for the years ended September 30, 2010 and 2009, respectively, and 50% and 54% of Plastics sales for the years ended September 30, 2010 and 2009, respectively, were to P&G. Home Depot, Lowes and Menards are significant customers of Home & Building Products with Home Depot accounting for approximately 13% of pro forma consolidated revenue and 27% of the pro forma Home & Building Products segment revenue for the year ended September 30, 2010. Lockheed Martin Corporation and the Boeing Company are significant customers of Telephonics. Future operating results will continue to substantially depend on the success of Griffon's largest customers and Griffon's relationships with them. Orders from these customers are subject to fluctuation and may be reduced materially. The loss of all or a portion of the sales volume from any one of these customers would have an adverse affect on Griffon's liquidity and operations.

        At September 30, 2010, Griffon had debt, net of cash and equivalents, as follows:

	At September 30,
Cash, Cash Equivalents and Debt	2010	2009
(in thousands)
Cash and equivalents	$169,802	$320,833
Notes payables and current portion of long-term debt	20,901	78,590
Long-term debt, net of current maturities	503,935	98,394
Debt discount	30,650	2,820

Total debt	555,486	179,804

Net cash and equivalents (debt)	$(385,684)	$141,029

        Clopay Ames, the parent of ATT, CBP and Plastics, and a subsidiary of Griffon (the "Borrower"), entered into the Term Loan, a six year term loan credit agreement for an aggregate principal amount equal to $375 million, all of which was borrowed on September 30, 2010.

        The Borrower has the option to select interest rates in respect of the loans under the Term Loan agreement based upon either the Base Rate or the Adjusted Eurodollar Rate (each as defined in the Term Loan agreement). Interest on outstanding loans accrues at a rate of 6.00% per annum above the Adjusted Eurodollar Rate, subject to a Eurodollar floor of 1.75%, or 5.00% per annum above the Base Rate.

        Borrowings under the Term Loan agreement are guaranteed by Clopay Ames True Temper LLC ("Clopay LLC"), the direct parent of Clopay Ames, and certain material domestic subsidiaries of the Borrower (collectively, the "Term Loan Guarantors"). All obligations under the Term Loan agreement are secured by a first-priority security interest in substantially all of the Borrower's assets and substantially all of the assets of the Term Loan Guarantors other than inventory, accounts receivable and cash of the Borrower and the Term Loan Guarantors, which collateralize borrowings under the New ABL on a first-priority basis and borrowings under the Term Loan on a second-priority basis.

        The Term Loan agreement contains customary affirmative and negative covenants, including without limitation, restrictions on the following: indebtedness, liens, investments, asset dispositions, certain restricted payments, payment in respect of certain indebtedness, fundamental changes and certain acquisitions, changes in the nature of the business conducted, affiliate transactions, limitations on subsidiary distributions, modifications of constituent documents and debt agreements, capital expenditures, equity issuances and sale/leasebacks.

        Under the Term Loan agreement, the Borrower is required to maintain a certain minimum interest coverage ratio, defined as the ratio of EBITDA to interest expense, which increases over time. The Borrower is also required to keep its leverage ratio below a certain level, defined as the ratio of total debt to EBITDA, which level decreases over time.

        Fees and expenses for the term loan of $9.8 million were capitalized in Other assets and an original issue discount ("OID") of $7.5 million was recorded as a reduction of Long-term debt; such deferred costs will be amortized into interest expense over the 6 year life of the loan.

        At September 30, 2010, Griffon was in compliance with the terms and covenants of the Term Loan agreement and expects to remain in compliance for the reasonably foreseeable future. Further, the covenants within the Term Loan agreement do not materially affect Griffon's ability to undertake additional debt or equity financing for Griffon. The debt balance under the Term Loan agreement approximates fair value, as the interest rate is indexed to current market rates.

        In addition to the Term Loan agreement, on September 30, 2010, Clopay Ames entered into the New ABL with JPMorgan Chase Bank, N.A. as administrative agent. The New ABL replaces the credit agreement, dated as of June 24, 2008, by CBP and Plastics, resulting in the write-off of $1.1 million of previously capitalized financing costs related to the replaced credit agreement in September 2010.

        The New ABL provides for a revolving credit facility in an aggregate principal amount equal to $125 million (subject to customary borrowing base limitations) which includes a swingline facility with a sublimit of $12.5 million and a letter of credit facility with a sublimit of $25 million. Borrowings under the New ABL may be repaid and reborrowed from time to time; all borrowings mature on September 30, 2015.

        As provided by the New ABL, the Borrower has the option to select interest rates in respect of the loans based upon either the Alternative Base Rate or the Adjusted LIBO Rate (each as defined in the New ABL agreement). Depending upon availability, interest on borrowings accrues at rates ranging from 1.25% to 1.75% per annum above the Alternative Base Rate or 2.25% to 2.75% per annum above the Adjusted LIBO Rate. Borrowings under the New ABL are guaranteed by Clopay LLC and certain material domestic subsidiaries of the Borrower and are secured by a first-priority security interest on inventory, accounts receivable and cash of the Borrower, and a second-priority security interest on substantially all of the other assets of such entities.

        The New ABL contains customary affirmative and negative covenants, including without limitation, restrictions on the following: indebtedness, liens, investments, asset dispositions, certain restricted payments, payment in respect of certain indebtedness, fundamental changes and certain acquisitions, changes in the nature of the business conducted, affiliate transactions, limitations on subsidiary distributions, modifications of constituent documents and debt agreements, equity issuances and sale/leasebacks.

        The New ABL also contains customary events of default, including without limitation, failure to make certain payments when due, materially incorrect representations and warranties, breach of covenants, events of bankruptcy, default on other indebtedness, changes in control with respect to Griffon and certain of its subsidiaries, and the failure of any of the loan documents to remain in full force and effect.

        Fees and expenses for the New ABL of $3.4 million were capitalized in Other assets and an OID of $0.6 million was recorded as a reduction of Long-term debt, both of which will be amortized into interest expense over the 5 year life of the facility.

        In March 2008, Telephonics entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which the lenders agreed to provide a five-year, revolving credit facility of $100 million (the "TCA"). At September 30, 2010, $30.0 million was outstanding under the TCA and approximately $64.6 million was available for borrowing.

        The New ABL and the TCA include various sublimits for standby letters of credit. At September 30, 2010, there were approximately $18.9 million of aggregate standby letters of credit outstanding under these facilities and $31.1 are available to be drawn. These agreements, and the Term Loan agreement, limit dividends and advances that these subsidiaries may pay to Griffon. The agreements permit the payment of income taxes, management fees and overhead and expenses, with dividends or advances in excess of these amounts limited (a) with respect to the New ABL, maintaining certain minimum availability under the loan agreement, (b) with respect to the Term Loan agreement, having available excess cash flow and certain minimum availability under the New ABL and (c) with respect to the TCA, compliance with certain conditions and limited to an annual maximum.

        At September 30, 2010, Griffon was in compliance with the covenants under its respective credit facilities, and expects to remain in compliance for the reasonably foreseeable future. The New ABL provides for credit availability primarily based on working capital assets and imposes one ratio compliance requirement, which becomes operative only in the event that utilization of that facility were to reach a defined level significantly beyond the September 30, 2010 level. The TCA is a "cash flow based" facility and compliance with required ratios at September 30, 2010 was well within the parameters set forth in that agreement. Further, the covenants within such credit facilities do not materially affect Griffon's ability to undertake additional debt or equity financing for Griffon, the parent company, as such credit facilities are at the subsidiary level and are not guaranteed by Griffon.

The debt balances under these credit facilities approximate fair values, as the interest rates are indexed to current market rates.

        On December 21, 2009, Griffon issued $100 million principal of 4% convertible subordinated notes due 2017 (the "2017 Notes"). The initial conversion rate of the 2017 Notes was 67.0799 shares of Griffon's common stock per $1,000 principal amount of notes, corresponding to an initial conversion price of approximately $14.91 per share. This represents a 23% conversion premium over the $12.12 per share closing price on December 15, 2009. The outstanding balance of these notes on September 30, 2010 was $100 million and the fair value was approximately $106 million, based on quoted market price (level 1 inputs).

        In July 2010, Griffon settled substantially all of the remaining outstanding 4% Convertible Subordinated Notes due 2023 when they were put to Griffon at par.

        In January 2010, Griffon purchased $10.1 million face value of the 2023 Notes for $10.2 million. Griffon recorded a pre-tax gain from debt extinguishment of $32 thousand, offset by $20 thousand for a proportionate reduction in the related deferred financing costs, resulting in a net pre-tax gain of $12 thousand. Capital in excess of par was reduced by $0.3 million related to the equity portion of the extinguished 2023 Notes and the debt discount was reduced by $0.2 million.

        In December 2009, Griffon purchased $19.2 million face value of the 2023 Notes for $19.4 million. Including a proportionate reduction in the related deferred financing costs, Griffon recorded an immaterial net pre-tax loss on the extinguishment in the first quarter of 2010. Capital in excess of par value was reduced by $0.7 million related to the equity portion of the extinguished 2023 Notes and the debt discount was reduced by $0.5 million.

        In April 2009, Griffon purchased $15.1 million face value of the 2023 Notes for $14.3 million. Griffon recorded a pre-tax gain from debt extinguishment of $0.3 million, offset by $0.1 million for a proportionate reduction in the related deferred financing costs for a net pre-tax gain of $0.2 million in the third quarter of 2009. Capital in excess of par value was reduced by $0.3 million related to the equity portion of the extinguished 2023 Notes and the debt discount was reduced by $0.8 million.

        In October 2008, Griffon purchased $35.5 million face value of the 2023 Notes for $28.4 million. Griffon recorded a pre-tax gain from debt extinguishment of $4.6 million, offset by $0.3 million for a proportionate reduction in the related deferred financing costs for a net pre-tax gain of $4.3 million in the first quarter of 2009. No portion of the extinguishment was attributed to capital in excess of par value and the debt discount was reduced by $2.5 million.

        A foreign subsidiary of Plastics maintains a line of credit of approximately $5 million. Interest on borrowings accrue at a rate of LIBOR plus 4%. There were no outstanding borrowings under the line as of as of September 30, 2010.

        Approximately 1.4 million shares of common stock are available for purchase pursuant to Griffon's stock buyback program and additional purchases, including pursuant to a 10b5-1 plan, may be made, depending upon market conditions and other factors, at prices deemed appropriate by management.

        Griffon's Employee Stock Ownership Plan ("ESOP") entered into a new loan agreement in September 2010 to borrow an additional $20 million over a one-year period. After the first year, Griffon has the option to convert all or a portion of the outstanding loan to a five-year term. If converted, principal is payable in quarterly installments at the rate of $250,000 per quarter beginning September 2011, with the remainder due at the final maturity date. The loan will bear interest at a rate equal to either a) LIBOR plus 2.5% or b) the Bank's prime rate. The proceeds of the loan are to be used to purchase common stock of Griffon in the open market. The loan is secured by a pledge of the shares purchased with the loan proceeds and payments are guaranteed by Griffon. At September 30, 2010, there were no borrowings under this line.

        Griffon's ESOP has an additional loan agreement, guaranteed by Griffon, which requires payments of principal and interest through the expiration date of September 2012 at which time the $3.9 million balance of the loan, and any outstanding interest, will be payable. The primary purpose of this loan and its predecessor loans, which were refinanced by this loan in October 2008, was to purchase 547,605 shares of Griffon's common stock in October 2008. The loan bears interest at rates based upon the prime rate or LIBOR. The balance of the loan was $5.0 million at September 30, 2010, and the outstanding balance approximates fair value, as the interest rates are indexed to current market rates.

        As part of its cost structure review, in June 2009, Griffon announced plans to consolidate facilities in CBP. These actions are scheduled to be completed in early calendar 2011, consistent with the plan. CBP estimates it will incur pre-tax exit and restructuring costs approximating $11 million, substantially all of which will be cash charges; charges include $2 million for one-time termination benefits and other personnel costs, $1 million for excess facilities and related costs, and $8 million for other exit costs, primarily in connection with production realignment. CBP expects approximately $11 million in capital expenditures in order to effectuate the restructuring plan. CBP spent $4.2 million and $7.3 million in 2010 for the restructuring plan and related capital expenditures, respectively, and since inception through September 30, 2010, has spent $5.4 million and $9.3 million of restructuring and related capital expenditures to-date for the plan, respectively.

        Griffon substantially concluded its remaining disposal activities for the Installation Services business, discontinued in 2008, in the second quarter of 2009 and does not expect to incur significant expense in the future. Future net cash outflows to satisfy liabilities related to disposal activities accrued at September 30, 2010 are estimated to be $4.3 million. Certain of Griffon's subsidiaries are also contingently liable for approximately $1.7 million related to certain facility leases with varying terms through 2012 that were assigned to the respective purchasers of certain of the Installation Services businesses. Griffon does not believe it has a material exposure related to these contingencies.

        In August 2008, Griffon's Board of Directors authorized a 20 million share common stock rights offering to its shareholders in order to raise equity capital for general corporate purposes and to fund future growth. The rights had an exercise price of $8.50 per share. In conjunction with the offering, GS Direct agreed to back stop the rights offering by purchasing, on the same terms, any and all shares not subscribed through the exercise of rights. GS Direct also agreed to purchase additional shares of common stock at the rights offering price if it did not acquire a minimum of 10 million shares of common stock as a result of its back stop commitment. Griffon received $248.6 million in gross proceeds from the rights offering as follows: (i) in September 2008, Griffon received $241.3 million of gross proceeds from the first closing of its rights offering and related investments by GS Direct and by Griffon's Chief Executive Officer; (ii) in October 2008, an additional $5.3 million of proceeds were received in connection with the second closing of the rights offering; (iii) and in April 2009, $2.0 million of rights offering proceeds were received.

        During the year ended September 30, 2010, Griffon used cash for discontinued operations of $0.6 million related to settling remaining Installation Services liabilities.

Contractual Obligations

        At September 30, 2010, payments to be made pursuant to significant contractual obligations are as follows:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Other
Long-term debt	$555,486	$20,902	$78,343	$65,244	$390,997	$—
Interest expense	183,811	35,180	63,326	57,022	28,283	—
Rental commitments	111,000	27,000	35,000	20,000	29,000	—
Purchase obligations(a)	151,612	148,696	2,741	175	—	—
Capital leases	16,459	1,663	3,067	2,964	8,765	—
Capital expenditures	17,707	17,707	—	—	—	—
Supplemental & post-retirement benefits(b)	46,085	11,264	10,481	7,828	16,512	—
Uncertain tax positions(c)	8,602	—	—	—	—	8,602

Total obligations	$1,090,762	$262,412	$192,958	$153,233	$473,557	$8,602

(a)
The purchase obligations are generally for the purchase of goods and services in the ordinary course of business. Griffon uses blanket purchase orders to communicate expected requirements to certain of its vendors. Purchase obligations reflect those purchase orders where the commitment is considered to be firm. Purchase obligations that extend beyond 2010 are principally related to long-term contracts received from customers of Telephonics.

(b)
Griffon funds required payouts under the non-qualified supplemental defined benefit plan from its general assets and the expected payments are included in each period, as applicable.

(c)
Due to the uncertainty of the potential settlement of future uncertain tax positions, management is unable to estimate the timing of related payments, if any, that will be made subsequent to 2010. These amounts do not include any potential indirect benefits resulting from deductions or credits for payments made to other jurisdictions.

Off-Balance Sheet Arrangements

        Except for operating leases and purchase obligations as disclosed herein, Griffon is not a party to any off-balance sheet arrangements.

Off-Set Agreements

        Telephonics may enter into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for its products and services from customers in foreign countries. These agreements promote investment in the country, and may be satisfied through activities that do not require Griffon to use its cash, including transferring technology, providing manufacturing and other consulting support. These agreements may also be satisfied through the use of cash for such activities as purchasing supplies from in-country vendors, setting up support centers, research and development investments, acquisitions and building or leasing facilities for in-country operations, if applicable. The amount of the offset requirement is determined by contract value awarded and negotiated percentages with customers. At September 30, 2010, Telephonics had outstanding offset agreements totaling approximately $102 million, primarily related to Radar Systems segment, some of which extend through 2015. Offset programs usually extend over several years and in some cases provide for penalties in the event Griffon fails to perform in accordance with contract requirements. Historically, Telephonics has not been required to pay any such penalties and as of September 30, 2010, no such penalties are estimable or probable.

ACCOUNTING POLICIES AND PRONOUNCEMENTS

Critical Accounting Policies

        The preparation of Griffon's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on assets, liabilities, revenue and expenses. These estimates can also affect supplemental information contained in public disclosures of Griffon, including information regarding contingencies, risk and its financial condition. These estimates, assumptions and judgments are evaluated on an ongoing basis and based on historical experience, current conditions and various other assumptions, and form the basis for estimating the carrying values of assets and liabilities, as well as identifying and assessing the accounting treatment for commitments and contingencies. Actual results may materially differ from these estimates.

        An estimate is considered to be critical if it is subjective and if changes in the estimate using different assumptions would result in a material impact on Griffon's financial position or results of operations. The following have been identified as the most critical accounting policies and estimates:

Revenue Recognition

        Revenue is recognized when the following circumstances are satisfied: a) persuasive evidence of an arrangement exists, b) delivery has occurred, title has transferred or services are rendered, c) price is fixed and determinable and d) collectability is reasonably assured. Goods are sold on terms which transfer title and risk of loss at a specified location. Revenue recognition from product sales occurs when all factors are met, including transfer of title and risk of loss, which occurs either upon shipment or upon receipt by customers at the location specified in the terms of sale. Other than standard product warranty provisions, sales arrangements provide for no other significant post-shipment obligations. From time to time and for certain customers rebates and other sales incentives, promotional allowances or discounts are offered, typically related to customer purchase volumes, all of which are fixed or determinable and are classified as a reduction of revenue and recorded at the time of sale. Griffon provides for sales returns allowances based upon historical returns experience.

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

        Revenue and profits on cost-reimbursable type contracts are recognized as allowable costs are incurred on the contract at an amount equal to the allowable costs plus the estimated profit on those costs. The estimated profit on a cost-reimbursable contract may be fixed or variable based on the contractual fee arrangement. Incentive and award fees on these contracts are recorded as revenue when the criteria under which they are earned are reasonably assured of being met and can be estimated.

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

        Griffon's businesses typically do not require inventory that is susceptible to becoming obsolete or dated. In general, Telephonics sells products in connection with programs authorized and approved under contracts awarded by the U.S. Government or agencies thereof, either as prime or subcontractor, and in accordance with customer specifications. Plastics primarily produces fabricated materials used by customers in the production of their products and these materials are produced against orders by those customers. Home & Building Products produces doors and non-powered lawn and garden tools in response to orders from customers of retailers and dealers.

Warranty Accruals

        Direct customer and end-user warranties are provided on certain products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. The terms of these warranties vary by product line and generally provide for the repair or replacement of the defective product. Warranty claims data is collected and analyzed with a focus on the historical amount of claims, the products involved, the amount of time between the warranty claims and the products' respective sales and the amount of current sales. Based on these analyses, warranty accruals are generally recorded as an increase to cost of sales and regularly reviewed for adequacy.

Stock-based Compensation

        Griffon has issued stock-based compensation to certain employees, officers and directors in the form of stock options and restricted stock. For stock option grants made on or after October 1, 2005, expense is recognized over the awards' expected vesting period based on their fair value as calculated using the Black-Scholes pricing model. The Black-Scholes pricing model uses estimated assumptions for a forfeiture rate, the expected life of the options and a volatility rate using historical data.

        Compensation expense for restricted stock is recognized ratably over the required service period based on the fair value of the grant calculated as the number of shares granted multiplied by the stock price on the date of grant.

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

Acquisitions

        The consolidated financial statements include an acquired business' balance sheet, and no operations as the transaction was completed on September 30, 2010, Griffon's year end. Acquired businesses are accounted for using the acquisition method of accounting which requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date and that the fair value of acquired in-process research and development (IPR&D) be recorded on the balance sheet. Related transaction costs are expensed as incurred. Any excess of the purchase price over the assigned values of the net assets acquired is recorded as goodwill.

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

Restructuring reserves

        From time to time, Griffon will establish restructuring reserves at an operation. These reserves for both termination and other exit costs require the use of estimates. Though Griffon believes the estimates made are reasonable, they could differ materially from the actual costs.

Income Taxes

        Griffon's effective tax rate is based on income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which Griffon operates. For interim financial reporting, the annual tax rate is estimated based on projected taxable income for the full year and a quarterly income tax provision is recorded in accordance with the anticipated annual rate. As the year progresses, the estimates are refined based on the year's taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to the effective tax rate throughout the year. Significant judgment is required in determining the effective tax rate and in evaluating tax positions.

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

Pension Benefits

        Griffon sponsors three defined benefit pension plans for certain employees and retired employees. Annual amounts relating to these plans are recorded based on actuarial projections, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases and turnover rates. The actuarial assumptions used to determine pension liabilities and assets, as well as pension expense, are reviewed on an annual basis when modifications to assumptions are made based on current economic conditions and trends. The expected return on plan assets is determined based on the nature of the plans' investments and expectations for long-term rates of return. The discount rate used to measure obligations is based on a corporate bond spot-rate yield curve that matches projected future benefit payments with the appropriate spot rate applicable to the timing of the projected future benefit payments. The assumptions utilized in recording Griffon's obligations under the defined benefit pension plans are believed to be reasonable based on experience and advice from independent actuaries; however, differences in actual experience or changes in the assumptions may materially affect Griffon's financial position or results of operations.

        The qualified defined benefit plan has been frozen to new entrants since December 2000. Certain employees who were part of the plan prior to December 2000 continue to accrue a service benefit for an additional 10 years, at which time all plan participants will stop accruing service benefits.

Newly issued but not yet effective accounting pronouncements

        In October 2009, the FASB issued new guidance on accounting for multiple-deliverable arrangements to enable vendors to account for products and services separately rather than as a combined unit. The guidance addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The new guidance will be effective as of the beginning of the annual reporting period commencing after June 15, 2010, and will be adopted by Griffon as of October 1, 2010. Early adoption is permitted. Griffon is evaluating the potential impact, if any, of the adoption of the new guidance on its consolidated financial statements.

Recently issued effective accounting pronouncements

        In December 2007, the FASB issued new accounting guidance related to the accounting for business combinations. The purpose of the new guidance is to better represent the economic value of a business combination transaction. The new guidance retains the fundamental requirement of existing guidance where the acquisition method of accounting is to be used for all business combinations and for an acquirer to be identified for each business combination. In general the new guidance: 1) broadens the existing guidance by extending its applicability to all events where one entity obtains control over one or more businesses; 2) broadens the use of the fair value measurements used to recognize the assets acquired and liabilities assumed; 3) changes the accounting for acquisition related fees and restructuring costs incurred in connection with an acquisition; and 4) increases required disclosures. The new guidance was effective for Griffon for any business combinations that occur after October 1, 2009, and impacts the way in which business combinations are accounted for. Griffon applied this new guidance for the acquisition of ATT.

        In December 2007, the FASB issued new accounting guidance related to the accounting for noncontrolling interests in consolidated financial statements. The new guidance was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way, that is, as equity in the consolidated financial statements. Moreover, the new guidance eliminates the diversity then existing in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. This new guidance was effective for Griffon as of October 1, 2009 and the adoption had no material effect on Griffon's consolidated financial statements.

        In December 2008, the FASB issued authoritative guidance to require employers to provide additional disclosures about plan assets of a defined benefit pension or other post-retirement plan. These disclosures should principally include information detailing investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and an understanding of significant concentrations of risk within plan assets. While earlier application of this guidance is permitted, the required disclosures shall be provided for fiscal years ending after December 15, 2009. Upon initial application, this guidance is not required to be applied to earlier periods that are presented for comparative purposes. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

        In March 2008, the FASB issued new guidance, which enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: 1) an entity uses derivative instruments; 2) derivative instruments and related hedged items are accounted for; and 3) derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. This new guidance was effective for Griffon as of October 1, 2009 and the adoption had no material effect on Griffon's consolidated financial statements.

        In April 2008, the FASB issued new guidance, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset, and requires enhanced related disclosures. The new guidance must be applied prospectively to all intangible assets acquired as of and subsequent to years beginning after

December 15, 2008, which for Griffon was the fiscal year beginning October 1, 2009. The adoption of the new guidance was applied for the valuation of the intangibles for the ATT acquisition.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

        Griffon's exposure to market risk for changes in interest rates relates primarily to variable interest rate debt and investments in cash and cash equivalents.

  •
  The Term Loan accrues interest at a rate of 6.0% per annum above an adjusted Eurodollar rate which is subject to a floor of 1.75%. The current adjusted Eurodollar rate is more than 100 basis points below the 1.75% floor, as such, any change in the adjusted Eurodollar rate of 100 basis points or less would not have any impact on Griffon's results of operations or liquidity.

  •
  The ABL and certain other of Griffon's credit facilities have a labor-based variable interest rate. Due to the current and expected level of borrowings under these facilities, a 100 basis point change in libor would not have a material impact on Griffon's results of operations or liquidity.

Foreign Exchange

        Griffon conducts business in various non-U.S. countries, primarily in Canada, Mexico, Europe, Brazil, Australia and China; therefore, changes in the value of the currencies of these countries affect the financial position and cash flows when translated into U.S. Dollars. Griffon has generally accepted the exposure to exchange rate movements relative to its non-U.S. operations. Griffon may, from time to time, hedge its currency risk exposures. A change of 5% or less in the value of all applicable foreign currencies would not have a material effect on Griffon's financial position and cash flows.

Item 8.    Financial Statements and Supplementary Data

        The financial statements of Griffon and its subsidiaries and the report thereon of Grant Thornton LLP are included herein:

  •
  Report of Independent Registered Public Accounting Firm.

  •
  Consolidated Balance Sheets at September 30, 2010 and 2009.

  •
  Consolidated Statements of Operations for the years ended September 30, 2010, 2009 and 2008.

  •
  Consolidated Statements of Cash Flows for the years ended September 30, 2010, 2009 and 2008.

  •
  Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss) for the years ended September 30, 2010, 2009 and 2008.

  •
  Notes to Consolidated Financial Statements.

  •
  Schedule I—Condensed Financial Information of Registrant.

  •
  Schedule II—Valuation and Qualifying Account.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
 Griffon Corporation

        We have audited the accompanying consolidated balance sheets of Griffon Corporation (a Delaware corporation) and subsidiaries (the "Company") as of September 30, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended September 30, 2010. Our audits of the basic financial statements included the financial statement schedules listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Griffon Corporation and subsidiaries as of September 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As described in the notes to the consolidated financial statements, the Company adopted new accounting guidance related to the accounting for business combinations (Note 1) and convertible debt (Note 3) effective October 1, 2009.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Griffon Corporation and subsidiaries' internal control over financial reporting as of September 30, 2010 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 17, 2010 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

New York, New York
November 17, 2010

GRIFFON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	At September 30, 2010	At September 30, 2009*
CURRENT ASSETS
Cash and equivalents	$169,802	$320,833
Accounts receivable, net of allowances of $6,581 and $4,457	252,029	164,619
Contract costs and recognized income not yet billed, net of progress payments of $1,423 and $14,592	63,155	75,536
Inventories, net	268,801	139,170
Prepaid and other current assets	55,782	39,261
Assets of discontinued operations	1,079	1,576

Total Current Assets	810,648	740,995
PROPERTY, PLANT AND EQUIPMENT, net	314,926	236,019
GOODWILL	357,221	97,657
INTANGIBLE ASSETS, net	233,011	34,211
OTHER ASSETS	27,907	29,132
ASSETS OF DISCONTINUED OPERATIONS	5,803	5,877

Total Assets	$1,749,516	$1,143,891

CURRENT LIABILITIES
Notes payable and current portion of long-term debt, net of debt discount of $0 and $2,820	$20,901	$78,590
Accounts payable	185,165	125,027
Accrued liabilities	124,700	61,120
Liabilities of discontinued operations	4,289	4,932

Total Current Liabilities	335,055	269,669
LONG-TERM DEBT, net of debt discount of $30,650 and $0	503,935	98,394
OTHER LIABILITIES	191,365	78,837
LIABILITIES OF DISCONTINUED OPERATIONS	8,446	8,784

Total Liabilities	1,038,801	455,684

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock, par value $0.25 per share, authorized 3,000 shares, no shares issued	—	—
Common stock, par value $0.25 per share, authorized 85,000 shares, issued 72,385 shares and 72,040 shares	18,096	18,010
Capital in excess of par value	461,504	438,843
Retained earnings	431,584	421,992
Treasury shares, at cost, 12,466 common shares for 2010 and 2009	(213,560)	(213,560)
Accumulated other comprehensive income	17,582	28,170
Deferred compensation	(4,491)	(5,248)

Total Shareholders' Equity	710,715	688,207

Total Liabilities and Shareholders' Equity	$1,749,516	$1,143,891

* See Adoption of New Accounting Pronouncements footnote.

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended September 30,
	2010	2009*	2008*
Revenue	$1,293,996	$1,194,050	$1,269,305
Cost of goods and services	1,005,692	936,927	996,308

Gross profit	288,304	257,123	272,997
Selling, general and administrative expenses	261,403	230,736	245,430
Impairment of goodwill	—	—	12,913
Restructuring and other related charges	4,180	1,240	2,610

Total operating expenses	265,583	231,976	260,953
Income from operations	22,721	25,147	12,044
Other income (expense)
Interest expense	(12,322)	(13,091)	(16,909)
Interest income	409	1,539	1,970
Gain (loss) from debt extinguishment, net	(1,117)	4,488	—
Other, net	4,121	1,522	2,713

Total other income (expense)	(8,909)	(5,542)	(12,226)

Income (loss) before taxes and discontinued operations	13,812	19,605	(182)
Provision for income taxes	4,308	1,687	2,651

Income (loss) from continuing operations	9,504	17,918	(2,833)
Discontinued operations:
Income (loss) from operations of the discontinued Installation Services business	142	1,230	(62,447)
Provision (benefit) for income taxes	54	440	(21,856)

Income (loss) from discontinued operations	88	790	(40,591)

Net income (loss)	$9,592	$18,708	$(43,424)

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.16	$0.31	$(0.09)
Income (loss) from discontinued operations	0.00	0.01	(1.24)
Net income (loss)	0.16	0.32	(1.33)
Weighted-average shares outstanding	58,974	58,699	32,667

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.16	$0.30	$(0.09)
Income (loss) from discontinued operations	0.00	0.01	(1.24)
Net income (loss)	0.16	0.32	(1.32)
Weighted-average shares outstanding	59,993	59,002	32,836

*
See Adoption of New Accounting Pronouncements footnote.

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended September 30,
	2010	2009*	2008*
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$9,592	$18,708	$(43,424)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (income) from discontinued operations	(88)	(790)	40,591
Depreciation and amortization	40,442	42,346	42,923
Impairment of goodwill	—	—	12,913
Stock-based compensation	5,778	4,145	3,327
Provision for losses on account receivable	2,431	628	1,089
Amortization/write-off of deferred financing costs and debt discounts	5,059	5,209	5,966
(Gain) loss from debt extinguishment, net	1,117	(4,488)	—
Deferred income taxes	(3,666)	(3,144)	(1,431)
Change in assets and liabilities, net of assets and liabilities acquired:
(Increase) decrease in accounts receivable and contract costs and recognized income not yet billed	(25,481)	(6,690)	13,585
(Increase) decrease in inventories	(10,611)	28,498	(23,500)
(Increase) decrease in prepaid and other assets	(14,342)	11,130	(12,524)
Increase (decrease) in accounts payable, accrued liabilities and income taxes payable	72,218	(8,627)	53,095
Other changes, net	676	(2,825)	(6,561)

Net cash provided by operating activities	83,125	84,100	86,049
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(40,477)	(32,697)	(53,116)
Acquired business, net of cash acquired	(542,000)	—	(1,829)
Proceeds from sale of assets	(1,666)	200	1,000
(Increase) decrease in equipment lease deposits	—	(336)	4,593

Net cash used in investing activities	(584,143)	(32,833)	(49,352)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	2,823	7,257	241,344
Purchase of shares for treasury	—	—	(579)
Proceeds from issuance of long-term debt	543,875	11,431	89,235
Payments of long-term debt	(176,802)	(56,676)	(87,785)
Decrease in short-term borrowings	—	(866)	(924)
Financing costs	(17,455)	(597)	(10,027)
Purchase of ESOP shares	—	(4,370)	—
Exercise of stock options	343	—	—
Tax benefit from vesting of restricted stock	325	217	3
Other, net	184	402	139

Net cash provided by (used in) financing activities	353,293	(43,202)	231,406
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities	(638)	(1,305)	(5,410)
Net cash provided by investing activities	—	—	5,496

Net cash provided by (used in) discontinued operations	(638)	(1,305)	86
Effect of exchange rate changes on cash and equivalents	(2,668)	2,152	(1,015)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(151,031)	8,912	267,174
CASH AND EQUIVALENTS AT BEGINNING OF YEAR	320,833	311,921	44,747

CASH AND EQUIVALENTS AT END OF YEAR	$169,802	$320,833	$311,921

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$6,489	$7,065	$8,303
Cash paid for taxes	4,643	7,602	6,207
Stock subscriptions receivable pursuant to rights offering	—	—	5,274

*
See Adoption of New Accounting Pronouncements footnote.

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	COMMON STOCK				TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
			CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS				DEFERRED ESOP COMPENSATION		COMPREHENSIVE INCOME (LOSS)
	SHARES	PAR VALUE			SHARES	COST			Total
Balance at 9/30/2007*	42,329	$10,582	$198,379	$451,377	12,399	$(212,731)	$29,522	$(1,619)	$475,510
Net income	—	—	—	(43,424)	—	—	—	—	(43,424)	$(43,424)
Tax benefit from the exercise of stock options	—	—	3	—	—	—	—	—	3
Amortization of deferred compensation	—	—	—	—	—	—	—	(221)	(221)
Common stock acquired	—	—	—	—	41	(579)	—	—	(579)
Restricted stock vesting	373	94	(94)	—	—	—	—	—	—
ESOP distribution of common stock	—	—	(71)	—	—	—	—	—	(71)
Stock-based compensation	—	—	3,236	—	—	—	—	91	3,327
Issuance of common stock pursuant to rights offering, net of financing costs	28,393	7,098	232,409	—	—	—	—	—	239,507
Translation of foreign financial statements	—	—	—	—	—	—	(6,061)	—	(6,061)	(6,061)
Adoption of uncertain tax position guidance	—	—	—	(4,669)	—	—	—	—	(4,669)
Pension OCI amortization, net of tax	—	—	—	—	—	—	2,008	—	2,008	2,008

Balance at 9/30/2008*	71,095	17,774	433,862	403,284	12,440	(213,310)	25,469	(1,749)	665,330	$(47,477)

Net loss	—	—	—	18,708	—	—	—	—	18,708	18,708
Common stock issued for options exercised	33	7	(7)	—	—	—	—	—	—
Tax benefit from the exercise of stock options	—	—	217	—	—	—	—	—	217
Amortization of deferred compensation	—	—	—	—	—	—	—	818	818
Common stock acquired	—	—	—	—	26	(250)	—	—	(250)
Restricted stock vesting	58	15	(747)	—	—	—	—	—	(732)
ESOP purchase of common stock	—	—	—	—	—	—	—	(4,370)	(4,370)
ESOP distribution of common stock	—	—	(22)	—	—	—	—	—	(22)
Stock-based compensation	—	—	4,092	—	—	—	—	53	4,145
Issuance of common stock pursuant to rights offering, net of financing costs	854	214	1,711	—	—	—	—	—	1,925
Issuance of convertible debt, net	—	—	(263)	—	—	—	—	—	(263)
Translation of foreign financial statements	—	—	—	—	—	—	11,836	—	11,836	11,836
Pension OCI amortization, net of tax	—	—	—	—	—	—	(9,135)	—	(9,135)	(9,135)

Balance at 9/30/2009*	72,040	18,010	438,843	421,992	12,466	(213,560)	28,170	(5,248)	688,207	$21,409

Net income	—	—	—	9,592	—	—	—	—	9,592	$9,592
Common stock issued for options exercised	54	13	329	—	—	—	—	—	342
Tax benefit from the exercise of stock options	—	—	325	—	—	—	—	—	325
Amortization of deferred compensation	—	—	—	—	—	—	—	744	744
Restricted stock vesting	52	13	(483)	—	—	—	—	—	(470)
Issuance of convertible debt, net	—	—	13,694	—	—	—	—	—	13,694
ESOP distribution of common stock	—	—	266	—	—	—	—	—	266
Stock-based compensation	—	—	5,765	—	—	—	—	13	5,778
Issuance of common stock pursuant to acquisition	239	60	2,765	—	—	—	—	—	2,825
Translation of foreign financial statements	—	—	—	—	—	—	(9,677)	—	(9,677)	(9,677)
Pension OCI amortization, net of tax	—	—	—	—	—	—	(911)	—	(911)	(911)

Balance at 9/30/2010	72,385	$18,096	$461,504	$431,584	12,466	$(213,560)	$17,582	$(4,491)	$710,715	$(996)

*
See Adoption of New Accounting Pronouncements footnote.

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(Unless otherwise indicated, all references to years or year-end refer to Griffon's fiscal period ending September 30)

NOTE 1—DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

        Griffon Corporation (the "Company" or "Griffon"), is a diversified management and holding company that conducts business through wholly-owned subsidiaries. Griffon oversees the operations of its subsidiaries, allocates resources among them and manages their capital structures. Griffon provides direction and assistance to its subsidiaries in connection with acquisition and growth opportunities as well as in connection with divestitures. Griffon also seeks out, evaluates and, when appropriate, will acquire additional businesses that offer potentially attractive returns on capital to further diversify itself.

        Headquartered in New York, N.Y., the Company was incorporated in New York in 1959, and was reincorporated in Delaware in 1970.

        Griffon currently conducts its operations through three businesses: Telephonics Corporation, Home & Building Products and Clopay Plastic Products Company.

  •
  Telephonics Corporation ("Telephonics") designs, develops and manufactures high-technology integrated information, communication and sensor system solutions to military and commercial markets worldwide.

  •
  Home & Building Products consists of two companies.

  •
  Clopay Building Products Company ("CBP") is a leading manufacturer and marketer of residential, commercial and industrial garage doors to professional installing dealers and major home center retail chains.

  •
  Ames True Temper, Inc. ("ATT"), which was acquired by Griffon on September 30, 2010, is a global provider of non-powered landscaping products that make work easier for homeowners and professionals. Due to the acquisition of ATT occurring on September 30, 2010 none of ATT's 2010 results of operations were included in Griffon's results.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 1—DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Discontinued Operations—Installation Services

        As a result of the downturn in the residential housing market, in 2008, Griffon exited substantially all of the operating activities of its Installation Services segment; this segment sold, installed and serviced garage doors, garage door openers, fireplaces, floor coverings, cabinetry and a range of related building products primarily for the new residential housing market. Operating results of substantially the entire Installation Services segment have been reported as discontinued operations in the Consolidated Statements of Operations for all periods presented herein, and the segment is excluded from segment reporting.

Reclassifications and Adoption of New Accounting Guidance

        Certain amounts in prior years have been reclassified to conform to the current year presentation.

        The prior year Consolidated Balance Sheet and the prior years Consolidated Statements of Operations, Cash Flows, Shareholders' Equity and Comprehensive Income reflect the adoption of the new accounting guidance for convertible debt (see Adoption of New Accounting Pronouncements footnote).

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

Cash and equivalents

        Griffon considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash equivalents primarily consist of overnight commercial paper, highly-rated liquid money market funds backed by U.S. Treasury securities and U.S. Agency securities, as well as insured bank deposits. Griffon had cash in non-U.S. bank accounts of approximately $32,765 and $39,007 at September 30, 2010 and 2009, respectively. The majority of these amounts are covered by government insurance or backed by government securities. Griffon evaluates the financial stability of all institutions and funds that hold its cash and equivalents.

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 1—DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair value of financial instruments

        In September 2006, the Financial Accounting Standards Board ("FASB") issued new guidance, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. For financial assets and liabilities, this statement, which was effective for Griffon on October 1, 2008, did not require any new fair value measurements. The adoption of this new guidance did not have a material impact on Griffon's consolidated financial statements. In February 2008, the FASB delayed the effective date of the new guidance for Griffon to October 1, 2009, for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

        In February 2007, the FASB issued new guidance to provide companies the option to report selected financial assets and liabilities at fair value. Upon adoption of this new guidance on October 1, 2008, Griffon did not elect the fair value option to report its financial assets and liabilities at fair value. Accordingly, the adoption of this new guidance did not have an impact on Griffon's financial position or results of operations.

        The carrying values of cash and equivalents, accounts receivable, accounts and notes payable and revolving credit debt approximate fair value due to either the short-term nature of such instruments or the fact that the interest rate of the revolving credit debt is based upon current market rates.

        Griffon's 2017 and 2023 4% convertible notes' fair value was approximately $106,000 and $500 on September 30, 2010, respectively, which were based upon quoted market prices (level 1 inputs).

Items Measured at Fair Value on a Recurring Basis

        Insurance contracts with a value of $4,621 and trading securities with a value of $4,133 at September 30, 2010, are measured and recorded at fair value based upon quoted prices in active markets for identical assets (level 1 inputs).

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

Revenue recognition

        Revenue is recognized when the following circumstances are satisfied: a) persuasive evidence of an arrangement exists, b) delivery has occurred, title is transferred or services are rendered, c) price is fixed and determinable and d) collectability is reasonably assured. Goods are sold on terms which transfer title and risk of loss at a specified location. Revenue recognition from product sales occurs

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 1—DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

when all factors are met, including transfer of title and risk of loss, which occurs either upon shipment or upon receipt by customers at the location specified in the terms of sale. Other than standard product warranty provisions, sales arrangements provide for no other significant post-shipment obligations. From time to time and for certain customers rebates and other sales incentives, promotional allowances or discounts are offered, typically related to customer purchase volume, all of which are fixed or determinable and are classified as a reduction of revenue and recorded at the time of sale. Griffon provides for sales returns allowances based upon historical returns experience.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 1—DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts receivable, allowance for doubtful accounts and concentrations of credit risk

        Accounts receivable is composed principally of trade accounts receivable that arise primarily from the sale of goods or services on account and is stated at historical cost. A substantial portion of Griffon's trade receivables are from customers of Home & Building Products whose financial condition is dependent on the construction and related retail sectors of the economy. In addition, a significant portion of Griffon's trade receivables are from one Plastics customer, P&G, whose financial condition is dependent on the consumer products and related sectors of the economy. Telephonics sells its products to domestic and international government agencies, as well as commercial customers. Griffon performs continuing evaluations of the financial condition of its customers, and although Griffon generally does not require collateral, letters of credit may be required from customers in certain circumstances.

        Trade receivables are recorded at the stated amount, less allowance for doubtful accounts and, when appropriate, for customer program reserves and cash discounts. The allowance represents estimated uncollectible receivables associated with potential customer defaults on contractual obligations (usually due to customers' potential insolvency). The allowance for doubtful accounts includes amounts for certain customers where a risk of default has been specifically identified, as well as an amount for customer defaults based on a formula when it is determined the risk of some default is probable and estimable, but cannot yet be associated with specific customers. The provision related to the allowance for doubtful accounts was recorded in Selling, general and administrative expenses.

        Customer program reserves and cash discounts are netted against accounts receivable when it is customer practice to reduce invoices for these amounts. The amount netted against accounts receivable in 2010 was $11,827.

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

        Griffon's businesses typically do not require inventory that is susceptible to becoming obsolete or dated. In general, Telephonics sells products in connection with programs authorized and approved under contracts awarded by the U.S. Government or agencies thereof, either as prime or subcontractor, and in accordance with customer specifications. Plastics primarily produces fabricated materials used by customers in the production of their products and these materials are produced against orders by those customers. Home & Building Products produces doors and non-powered lawn and garden tools in response to orders from customers of retailers and dealers.

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 1—DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, plant and equipment

        Property, plant and equipment includes the historical cost of land, buildings, equipment and significant improvements to existing plant and equipment. Expenditures for maintenance, repairs and minor renewals are expensed as incurred. When property or equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and the gain or loss is realized in income.

        Depreciation expense, which includes amortization of assets under capital leases, was $38,456, $40,919 and $42,061 for the years ended September 30, 2010, 2009 and 2008, respectively, and was calculated on a straight-line basis over the estimated useful lives of the assets. Estimated useful lives for property, plant and equipment are as follows: buildings and building improvements, 25 to 40 years; machinery and equipment, 2 to 15 years and leasehold improvements, over the term of the lease or life of the improvement, whichever is shorter.

        Capitalized interest costs included in property, plant and equipment were $303, $331 and $511 for the years ended September 30, 2010, 2009 and 2008, respectively. The original cost of fully-depreciated property, plant and equipment remaining in use at September 30, 2010 was approximately $155,000.

Goodwill and indefinite-lived intangibles

        Goodwill is the excess of the acquisition cost of a business over the fair value of the identifiable net assets acquired. Goodwill is not amortized, but is subject to an annual impairment test unless during an interim period, impairment indicators, such as a significant change in the business climate, exist.

        Griffon performs its annual impairment testing of goodwill in September. The performance of the test involves a two-step process. The first step involves comparing the fair value of Griffon's reporting units with the reporting unit's carrying amount, including goodwill. Griffon generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the present value of expected future cash flows. This method uses Griffon's own market assumptions. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, Griffon performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill.

        Griffon defines its reporting units as its three segments.

        Griffon used five year projections and a 3% terminal value to which discount rates between 11.75% and 12.50% were applied to calculate each unit's fair value. To substantiate the fair values derived from the income approach methodology of valuation, the implied fair value was reconciled to Griffon's market capitalization, the results of which supported the implied fair values. Any changes in key assumptions or management judgment with respect to a reporting unit or its prospects, which may result from a decline in Griffon's stock price, a change in market conditions, market trends, interest rates or other factors outside Griffon's control, or significant underperformance relative to historical or project future operating results, could result in a significantly different estimate of the fair value of the reporting units, which could result in a future impairment charge.

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 1—DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In 2008, based on the results of the annual goodwill impairment testing, all of the goodwill of CBP was written down due to impairment resulting in a charge of $12,900. In 2010 and 2009, all reporting units passed step one, and therefore step two was not performed.

        Similar to Goodwill, Griffon tests indefinite-lived intangible assets at least annually unless indicators of impairment exist. Griffon uses a discounted cash flow method to calculate and compare the fair value of the intangible to its book value. This method uses Griffon's own market assumptions which are reasonable and supportable. If the fair value is less than the book value of the indefinite-lived intangibles, an impairment charge would be recognized. There was no impairment related to any indefinite-lived intangible assets in 2010, 2009 or 2008.

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

        The goodwill impairment in 2008 was deemed an indicator of potential impairment of the definite-lived long-lived assets of CBP. As a result, these assets were tested as a group for impairment in 2008, and again in 2010 and 2009. For both periods, the future undiscounted cash flows expected to be generated from the use of these assets were substantially greater than the carrying value of the assets, and as such, there was no impairment.

Income taxes

        Income taxes are accounted for under the liability method. Deferred taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. The carrying value of Griffon's deferred tax assets is dependent upon Griffon's ability to generate sufficient future taxable income in certain tax jurisdictions. Should Griffon determine that it is more likely than not that some portion of the deferred tax assets will not be realized, a valuation allowance against the deferred tax assets would be established in the period such determination was made.

        Effective October 1, 2007, Griffon adopted FASB guidance which prescribes the way companies are to account for uncertainty in income tax reporting, and prescribes methodology for recognizing, reversing and measuring the tax benefits of a tax position expected to be taken, in a tax return. Griffon provides for uncertain tax positions and any related interest and penalties based upon Management's assessment of whether a tax benefit is more likely than not of being sustained upon examination by tax authorities. At September 30, 2010 Griffon believes that it has appropriately accounted for all unrecognized tax benefits. As a result of adopting this new guidance effective October 1, 2007, Griffon recorded a $4,669 increase to reserves as a "cumulative effect" decrease to opening retained earnings. As of September 30, 2010, 2009 and 2008, Griffon has recorded unrecognized tax benefits in the

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 1—DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

amount of $11,764, $8,138 and $11,634, respectively. Accrued interest and penalties related to income tax matters are recorded in the provision for income taxes.

Research and development costs, shipping and handling costs and advertising costs

        Research and development costs not recoverable under contractual arrangements are charged to selling, general and administrative expense as incurred and amounted to $21,400, $17,800 and $17,500 in 2010, 2009 and 2008, respectively.

        Selling, general and administrative expenses include shipping and handling costs of $32,100 in 2010, $30,500 in 2009 and $37,700 in 2008 and advertising costs, which are expensed as incurred, of $14,700 in 2010, $15,200 in 2009 and $17,800 in 2008.

Risk, Retention and Insurance

        Griffon's property and casualty insurance programs contain various deductibles that, based on Griffon's experience, are typical and customary for a company of its size and risk profile. Griffon generally maintains deductibles for claims and liabilities related primarily to workers' compensation, health and welfare claims, general commercial, product and automobile liability and property damage, and business interruption resulting from certain events. Griffon does not consider any of the deductibles to represent a material risk to Griffon. Griffon accrues for claim exposures that are probable of occurrence and can be reasonably estimated. Insurance is maintained to transfer risk beyond the level of self-retention and provides protection on both an individual claim and annual aggregate basis.

        In the U.S., Griffon currently self-assumes its product and commercial general liability claims up to $500 per occurrence, its workers' compensation claims up to $350 per occurrence, and automobile liability claims up to $250 per occurrence. Third-party insurance provides primary level coverage in excess of these deductible amounts up to certain specified limits. In addition, Griffon has excess liability insurance from third-party insurers on both an aggregate and an individual occurrence basis substantially in excess of the limits of the primary coverage.

        Griffon has local insurance coverage in Germany, Brazil, Ireland, Australia and China which is subject to reasonable deductibles. Griffon has worldwide excess coverage above these local programs.

Pension Benefits

        Griffon sponsors defined benefit pension plans for certain employees and retired employees. Annual amounts relating to these plans are recorded based on actuarial projections, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases and turnover rates. The actuarial assumptions used to determine pension liabilities and assets, as well as pension expense, are reviewed on an annual basis when modifications to assumptions are made based on current economic conditions and trends. The expected return on plan assets is determined based on the nature of the plans' investments and expectations for long-term rates of return. The discount rate used to measure obligations is based on a corporate bond spot-rate yield curve that matches projected future benefit payments with the appropriate spot rate applicable to the timing of the projected future benefit payments. The assumptions utilized in recording Griffon's obligations under the defined benefit pension plans are believed to be reasonable based on experience and advice

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 1—DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

from independent actuaries; however, differences in actual experience or changes in the assumptions may materially affect Griffon's financial position or results of operations.

        The qualified defined benefit plan has been frozen to new entrants since December 2000. Certain employees who were part of the plan prior to December 2000 continue to accrue a service benefit through December 2010, at which time all plan participants will stop accruing service benefits.

Newly issued but not yet effective accounting pronouncements

        In October 2009, the FASB issued new guidance on accounting for multiple-deliverable arrangements to enable vendors to account for products and services separately rather than as a combined unit. The guidance addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The new guidance will be effective as of the beginning of the annual reporting period commencing after June 15, 2010, and will be adopted by Griffon as of October 1, 2010. Early adoption is permitted. Griffon is evaluating the potential impact, if any, of the adoption of the new guidance on its consolidated financial statements.

Recently issued effective accounting pronouncements

        In December 2007, the FASB issued new accounting guidance related to the accounting for business combinations. The purpose of the new guidance is to better represent the economic value of a business combination transaction. The new guidance retains the fundamental requirement of existing guidance where the acquisition method of accounting is to be used for all business combinations and for an acquirer to be identified for each business combination. In general the new guidance: 1) broadens the existing guidance by extending its applicability to all events where one entity obtains control over one or more businesses; 2) broadens the use of the fair value measurements used to recognize the assets acquired and liabilities assumed; 3) changes the accounting for acquisition related fees and restructuring costs incurred in connection with an acquisition; and 4) increases required disclosures. The new guidance was effective for Griffon for any business combinations that occur after October 1, 2009, and impacts the way in which business combinations are accounted for. Griffon applied this new guidance for the acquisition of ATT.

        In December 2007, the FASB issued new accounting guidance related to the accounting for noncontrolling interests in consolidated financial statements. The new guidance was issued to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way, that is, as equity in the consolidated financial statements. Moreover, the new guidance eliminates the diversity then existing in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. This new guidance was effective for Griffon as of October 1, 2009 and the adoption had no material effect on Griffon's consolidated financial statements.

        In December 2008, the FASB issued authoritative guidance to require employers to provide additional disclosures about plan assets of a defined benefit pension or other post-retirement plan. These disclosures should principally include information detailing investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and an understanding of significant concentrations of risk within plan assets. While earlier application of this guidance is permitted, the required disclosures shall be provided for fiscal years

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 1—DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ending after December 15, 2009. Upon initial application, this guidance is not required to be applied to earlier periods that are presented for comparative purposes. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

        In March 2008, the FASB issued new guidance, which enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: 1) an entity uses derivative instruments; 2) derivative instruments and related hedged items are accounted for; and 3) derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. This new guidance was effective for Griffon as of October 1, 2009 and the adoption had no material effect on Griffon's consolidated financial statements.

        In April 2008, the FASB issued new guidance, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset, and requires enhanced related disclosures. The new guidance must be applied prospectively to all intangible assets acquired as of and subsequent to years beginning after December 15, 2008, which for Griffon was the fiscal year beginning October 1, 2009. The adoption of the new guidance was applied for the valuation of the intangibles for the ATT acquisition.

NOTE 2—ACQUISITION

        On September 30, 2010, Griffon purchased all of the outstanding stock of CHATT Holdings, Inc. ("ATT Holdings"), the parent of ATT, on a cash and debt-free basis, for $542,000 in cash, subject to certain adjustments (the "Purchase Price"). ATT is a global provider of non-powered lawn and garden tools, wheelbarrows, and other outdoor work products to the retail and professional markets. ATT's brands include Ames®, True Temper®, Ames True Temper®, Garant®, Union Tools®, Razor-back®, Jackson®, Hound Dog® and Dynamic DesignTM. ATT's brands hold the number one or number two market position in their respective major product categories. The acquisition of ATT expands Griffon's position in the home and building products market and provides Griffon the opportunity to recognize synergies with its other businesses.

        In connection with the ATT acquisition, Clopay Ames True Temper Holding Corp. ("Clopay Ames"), a subsidiary of Griffon, entered into a $375,000 secured term loan facility ("Term Loan") and a new $125,000 Asset Based Lending Agreement ("New ABL"). The acquisition, including all related transaction costs, was funded by proceeds of the Term Loan, $25,000 drawn under the New ABL, and $168,000 of Griffon cash. ATT's previous outstanding debt has been defeased in connection with the acquisition. Following the ATT transaction, Griffon holds consolidated cash balances of $169,802 at September 30, 2010.

        The purchase of ATT occurred on September 30, 2010. Accordingly, ATT's results of operations are not included in the Griffon consolidated statements of operations or cash flows, or footnotes relating thereto for any year presented, except where explicitly stated as pro-forma results. The Griffon consolidated balance sheet at September 30, 2010 and related notes thereto include ATT's balances at that date.

        The accounts of the acquired company, after adjustments to reflect fair market values assigned to assets and liabilities, have been included in the consolidated financial statements from the date of acquisition.

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 2—ACQUISITION (Continued)

        Griffon is in the process of finalizing the adjustment to the purchase price, if any, primarily related to a working capital adjustment as required by the stock purchase agreement; accordingly, management has used their best estimate in the initial purchase price allocation as of the date of these financial statements.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition and the amounts assigned to goodwill and intangible asset classifications:

2010
Current assets, net of cash acquired	$195,214
PP&E	72,918
Goodwill	261,064
Intangibles	203,290
Other assets	1,124

Total assets acquired	733,610
Total liabilities assumed	(191,610)

Net assets acquired	$542,000

        The amounts assigned to goodwill and major intangible asset classifications by segment for the acquisition are as follows:

	2010	Amortization Period (Years)
Goodwill (non-deductible)	$261,064	N/A
Tradenames (non-deductible)	76,090	Indefinite
Customer relationships	127,200	25

	$464,354

Pro Forma Information

        The following unaudited pro forma information illustrates the effect on Griffon's revenue and net earnings for the twelve-month period ended September 30, 2010, assuming that the acquisition had taken place on October 1, 2008.

	Years Ended September 30,
	2010	2009
Revenue from continuing operations:
As reported	$1,293,996	$1,194,050
Pro forma	1,737,630	1,659,524
Net earnings from continuing operations:
As reported	$9,504	$17,918
Pro forma	30,072	24,920
Diluted earnings per share from continuing operations:
As reported	$0.16	$0.30
Pro forma	0.50	0.42
Average shares—Diluted	59,993	59,002

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 2—ACQUISITION (Continued)

        These proforma results of operations have been prepared for comparative purposes only and include certain adjustments to actual financial results for the period presented, such as imputed financing costs, and estimated additional amortization and depreciation expense as a result of intangibles and fixed assets acquired, measured at fair value. They do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated or that may result in the future.

NOTE 3—ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

Retrospective Adjustment for Adoption of Convertible Debt Guidance

        In May 2008, the FASB issued new guidance to clarify that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) must be separately accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized. This guidance, which is applicable to Griffon's 4% convertible subordinated notes due 2023 issued in 2003 (the "2023 Notes") and 4% convertible subordinated notes due 2017 issued in December 2009 (the "2017 Notes"), became effective for Griffon as of October 1, 2009 and is implemented retrospectively, as required, for the 2023 Notes. For more information, see the Long-Term Debt footnote.

        At September 30, 2010, the 2023 Notes had an outstanding balance of $532, with no unamortized discount or capital in excess of par value component balance as substantially all of these notes were put to Griffon in July 2010. At September 30, 2009, the 2023 Notes had an outstanding balance of $79,380, an unamortized discount balance of $2,820, a net carrying value of $76,560 and a capital in excess of par value component balance, net of tax, of $18,094. The stock price was below the conversion price for all periods presented. Griffon used 8.5% as the nonconvertible debt borrowing rate to discount the 2023 Notes. For more information, see the Long-Term Debt footnote.

        For the 2023 Notes, the effective interest rate and interest expense was as follows:

	Years Ended September 30,
	2010	2009	2008
Effective interest rate	9.4%	9.0%	8.9%
Interest expense related to the coupon	$1,998	$3,472	$5,200
Amortization of the discount	2,105	3,576	4,720
Amortization of deferred issuance costs	217	530	601

Total interest expense on the 2023 Notes	$4,320	$7,578	$10,521

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 3—ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS (Continued)

        The cumulative effect of the adjustments prior to September 30, 2009 was recognized in the September 30, 2009 balance sheet as follows:

	As of September 30, 2009
	Reported	As Adjusted
Other Assets	$30,648	$29,132
All other assets	1,114,759	1,114,759

Total Assets	$1,145,407	$1,143,891

Notes payable & current portion of LT debt	$81,410	$78,590
Long-term debt	98,394	98,394
All other liabilities	278,700	278,700

Total liabilities	458,504	455,684
Capital in excess of par value	420,749	438,843
Retained earnings	438,782	421,992
All other shareholders' equity	(172,628)	(172,628)

Total Shareholders' Equity	686,903	688,207

Total Liabilities and shareholders' equity	$1,145,407	$1,143,891

        The prior year statements of operations have been adjusted as follows:

	September 30, 2009		September 30, 2008
	Reported	As adjusted	Reported	As adjusted
Income from operations	$25,147	$25,147	$12,044	$12,044
Other income (expense)
Interest expense	(9,562)	(13,091)	(12,345)	(16,909)
Interest income	1,539	1,539	1,970	1,970
Gain from debt extinguishment, net	7,360	4,488	—	—
Other, net	1,522	1,522	2,713	2,713

Total other income (expense)	859	(5,542)	(7,662)	(12,226)
Income (loss) before taxes and discontinued operations	26,006	19,605	4,382	(182)
Provision for income taxes	4,005	1,687	4,294	2,651

Income (loss) from continuing operations	22,001	17,918	88	(2,833)
Income (loss) from discontinued operations	790	790	(40,591)	(40,591)

Net income (loss)	$22,791	$18,708	$(40,503)	$(43,424)

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.37	$0.31	$0.00	$(0.09)
Income (loss) from discontinued operations	0.01	0.01	(1.24)	(1.24)
Net income (loss)	0.39	0.32	(1.24)	(1.33)

Weighted average shares outstanding	58,699	58,699	32,667	32,667

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.37	$0.30	$0.00	$(0.09)
Income (loss) from discontinued operations	0.01	0.01	(1.24)	(1.24)
Net income (loss)	0.39	0.32	(1.24)	(1.32)

Weighted average shares outstanding	59,002	59,002	32,836	32,836

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 3—ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS (Continued)

        On December 21, 2009, Griffon issued $100,000 aggregate principal amount of the 2017 Notes. Griffon used 8.75% as the nonconvertible debt-borrowing rate to discount the 2017 Notes and will amortize the debt discount through January 2017. On the date of issuance, the debt component of the 2017 Notes was $75,437 and the debt discount was $24,563. At September 30, 2010, the 2017 Notes had an outstanding balance of $100,000, an unamortized discount balance of $22,525, a net carrying value of $77,475 and a capital in excess of par component balance, net of tax, of $15,720.

        For the 2017 Notes, the effective interest rate and interest expense was as follows:

Year Ended September 30, 2010
Effective interest rate	9.1%
Interest expense related to the coupon	$3,100
Amortization of the discount	2,037
Amortization of deferred issuance costs	323

Total interest expense on the 2017 Notes	$5,460

NOTE 4—INVENTORIES

        The following table details the components of inventory:

	At September 30, 2010	At September 30, 2009
Raw materials and supplies	$64,933	$38,943
Work in process	69,107	66,741
Finished goods	134,761	33,486

Total	$268,801	$139,170

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

        The following table details the components of property, plant and equipment, net:

	At September 30, 2010	At September 30, 2009
Land, building and building improvements	$126,785	$110,617
Machinery and equipment	498,017	423,742
Leasehold improvements	33,455	23,390

	658,257	557,749
Accumulated depreciation and amortization	(343,331)	(321,730)

Total	$314,926	$236,019

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 6—GOODWILL AND OTHER INTANGIBLES

        The following table provides changes in carrying value of goodwill by segment through the year ended September 30, 2010:

	At September 30, 2008	Other adjustments including currency translations	At September 30, 2009	Goodwill from 2010 acquisitions	Other adjustments including currency translations	At September 30, 2010
Telephonics	$18,545	$—	$18,545	$—	$—	$18,545
Home & Building Products	—	—	—	261,064	—	261,064
Clopay Plastic Products	75,237	3,875	79,112	—	(1,500)	77,612

Total	$93,782	$3,875	$97,657	$261,064	$(1,500)	$357,221

        The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	At September 30, 2010			At September 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$155,798	$6,477	25	$30,650	$5,628
Unpatented technology	8,154	1,144	12	2,990	349

Total amortizable intangible assets	163,952	7,621	24	33,640	5,977
Trademark	76,680	—		590	—
Unpatented technology	—	—		5,958	—

Total intangible assets	$240,632	$7,621		$40,188	$5,977

        An unpatented intangible assets with a gross carrying value of $5,958 at October 1, 2009 was reclassified from indefinite lived to amortizable, as information became available that allowed a useful life to be determined; the intangible asset is being amortized over 10 years, its estimated useful life, with effect from October 1, 2009.

        Amortization expense for intangible assets subject to amortization was $1,987, $1,427 and $1,574 for the years ended September 30, 2010, 2009 and 2008, respectively. Amortization expense for each of the next five years, based on current intangible balances and classifications, is estimated as follows: 2011—$6,454; 2012—$6,419; 2013—$6,412; 2014—$6,405 and 2015—$6,405.

NOTE 7—DISCONTINUED OPERATIONS

        As a result of the downturn in the residential housing market and the impact on the Installation Services segment, Griffon's management originally initiated a plan during 2008 to exit certain markets within the Installation Services segment through the sale or disposition of business units. As part of the decision to exit certain markets, Griffon closed three units of the Installation Services segment in 2008.

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 7—DISCONTINUED OPERATIONS (Continued)

        Subsequently, Griffon's Board of Directors approved a plan to exit all other operating activities of the Installation Services segment in 2008, with the exception of two units which were merged into CBP. As part of this plan, Griffon closed one additional unit during the third quarter of 2008, sold nine units to one buyer in the third quarter of 2008 and sold its two remaining units in Phoenix and Las Vegas in the fourth quarter of 2008. The plan met the criteria for discontinued operations classification in accordance with GAAP. Operating results of substantially all of the Installation Services segment have been reported as discontinued operations in the consolidated statements of operations for all periods presented and the Installation Services segment is excluded from segment reporting.

        The following amounts related to the Installation Services segment have been segregated from Griffon's continuing operations and are reported as assets and liabilities of discontinued operations in the consolidated balance sheets:

	At September 30, 2010		At September 30, 2009
	Current	Long-term	Current	Long-term
Assets of discontinued operations:
Prepaid and other current assets	$1,079	$—	$1,576	$—
Other long-term assets	—	5,803	—	5,877

Total assets of discontinued operations	$1,079	$5,803	$1,576	$5,877

Liabilities of discontinued operations:
Accounts payable	$8	$—	$13	$—
Accrued liabilities	4,281	—	4,919	—
Other long-term liabilities	—	8,446	—	8,784

Total liabilities of discontinued operations	$4,289	$8,446	$4,932	$8,784

        Installation Services' revenue was $109,400 for 2008. There was no reported revenue in 2010 and 2009. Disposal costs related to the Installation Services segment of $43,100 were included in discontinued operations in 2008.

NOTE 8—ACCRUED LIABILITIES

        The following table details the components of accrued liabilities:

	At September 30, 2010	At September 30, 2009
Compensation	$54,136	$31,088
Income and other taxes	16,347	5,738
Insurance	10,717	5,024
Warranties and rebates	8,184	7,040
Interest	6,099	872
Deferred income taxes	4,719	—
Professional fees	4,139	1,463
Rent, utilities and freight	3,210	430
Marketing and advertising	1,551	1,589
Other	15,598	7,876

Total	$124,700	$61,120

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 9—RESTRUCTURING AND OTHER RELATED CHARGES

        As part of its cost structure review, in June 2009, Griffon announced plans to consolidate facilities in CBP. These actions are scheduled to be completed in early calendar 2011, consistent with the plan. CBP estimates it will incur pre-tax exit and restructuring costs approximating $11,000, substantially all of which will be cash charges; charges include $2,000 for one-time termination benefits and other personnel costs, $1,000 for excess facilities and related costs, and $8,000 for other exit costs, primarily in connection with production realignment. CBP expects approximately $11,000 in capital expenditures in order to effectuate the restructuring plan. CBP spent $4,180 and $7,300 in 2010 for the restructuring plan and related capital expenditures, respectively, and since inception through September 30, 2010, has spent $5,420 and $9,300 of restructuring and related capital expenditures to-date for the plan, respectively.

        In the latter part of 2007, as a result of the downturn in the residential housing market and the impact on CBP, a plan, which was substantially completed in 2008, was initiated to restructure operations. This plan included charges for workforce reductions, closure or consolidation of excess facilities and other costs for the closure and relocation of its Tempe, AZ manufacturing facility to Troy, OH.

        A summary of the restructuring and other related charges included in the line item "Restructuring and other related charges" in the Consolidated Statements of Operations recognized for 2008, 2009 and 2010 were as follows:

	Workforce Reduction	Facilities & Exit Costs	Other related Costs	Total
Amounts incurred in:
Year ended September 30, 2008	$647	$(11)	$1,974	$2,610
Year ended September 30, 2009	$207	$672	$361	$1,240
Year ended September 30, 2010	$602	$2,549	$1,029	$4,180

        The activity in the restructuring accrual recorded in accrued liabilities consisted of the following:

	Workforce Reduction	Facilities & Exit Costs	Other related Costs	Total
Accrued liability at September 30, 2008	$—	$231	$—	$231
Charges	207	672	361	1,240
Payments	—	(903)	(361)	(1,264)
Accrued liability at September 30, 2009	207	—	—	207
Charges	602	2,549	1,029	4,180
Payments	(213)	(2,549)	(1,029)	(3,791)

Accrued liability at September 30, 2010	$596	$—	$—	$596

NOTE 10—WARRANTY LIABILITY

        Telephonics offers warranties against product defects for periods ranging from six months to three years, with certain products having a limited lifetime warranty, depending on the specific product and terms of the customer purchase agreement. Typical warranties require Telephonics to repair or replace the defective products during the warranty period at no cost to the customer. At the time revenue is recognized, Home & Building Products records a liability for warranty costs, estimated based on

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 10—WARRANTY LIABILITY (Continued)

historical experience and periodically assesses its warranty obligations and adjusts the liability as necessary. ATT offers an express limited warranty for a period of ninety days on all products unless otherwise stated on the product or packaging from the date of original purchase.

        Changes in Griffon's warranty liability, included in Accrued liabilities, were as follows:

	Years Ended September 30,
	2010	2009
Balance, beginning of fiscal year	$5,707	$5,328
Warranties issued and charges in estimated pre-existing warranties	4,194	5,968
Actual warranty costs incurred	(4,005)	(5,589)

Balance, end of fiscal period	$5,896	$5,707

NOTE 11—NOTES PAYABLE, CAPITALIZED LEASES AND LONG-TERM DEBT

        The present value of the net minimum payments on capitalized leases as of September 30, 2010 is as follows:

At September 30, 2010
Total minimum lease payments	$16,459
Less amount representing interest	(3,790)

Present value of net minimum lease payments	12,669
Current Portion	(1,038)

Capitalized lease obligation, less current portion	$11,631

        Minimum payments under current capital leases for the next five years are as follows: $1,663 in 2011, $1,553 in 2012, $1,514 in 2013, $1,493 in 2014 and $1,471 in 2015.

        Included in the consolidated balance sheet at September 30, 2010 under property, plant and equipment are cost and accumulated depreciation subject to capitalized leases of $10,046 and $647, respectively, and included in other assets are restricted cash and deferred interest charges of $4,629 and $283, respectively. At September 30, 2009, the amounts subject to capitalized leases were $10,450 and $1,268, respectively, and included in other assets were restricted cash and deferred interest charges of $4,629 and $308, respectively. The capitalized leases carry interest rates from 5.00% to 10.10% and mature from 2011 through 2022.

        In October 2006, a subsidiary of Griffon entered into a capital lease totaling $14,290 for real estate it occupies in Troy, Ohio. Approximately $10,000 was used to acquire the building and the remaining amount is restricted for improvements. The lease matures in 2021, bears interest at a fixed rate of 5.1%, is secured by a mortgage on the real estate and is guaranteed by Griffon.

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 11—NOTES PAYABLE, CAPITALIZED LEASES AND LONG-TERM DEBT (Continued)

        Debt at September 30 2010 and 2009 consisted of the following:

	At September 30,
	2010	2009
Term loan (A)	$375,000	$—
Debt discount on term loan	(7,500)	—
4% convertible subordinated debt due 2017 (D)	100,000	—
Debt discount on 4% convertible subordinated debt	(22,525)	—
Note payable to banks—revolving credit (C)	30,000	38,000
Asset based lending (B)	25,000	35,925
Debt discount on asset based lending	(625)	—
Capital lease—real estate	12,182	12,978
Real estate mortgages	7,287	7,746
ESOP loan (F)	5,000	5,625
4% convertible subordinated debt due 2023 (E)	532	79,380
Debt discount on 4% convertible subordinated debt	—	(2,820)
Capital lease—equipment	485	150

Total debt	524,836	176,984
less: Current portion	(20,901)	(78,590)

Long-term debt	$503,935	$98,394

        Minimum payments under debt agreements for the next five years are as follows: $20,901 in 2011, $27,762 in 2012, $50,581 in 2013, $20,097 in 2014 and $45,147 in 2015.

        (A)  On September 30, 2010, Griffon purchased all of the outstanding stock of ATT Holdings, the parent of ATT, on a cash and debt-free basis, for $542,000 in cash, subject to certain adjustments. In connection with the ATT acquisition, Clopay Ames entered into the $375,000 secured Term Loan and the $125,000 New ABL. The acquisition, including all related transaction costs, was funded by proceeds of the Term Loan, $25,000 drawn under the New ABL, and $168,000 of Griffon cash. ATT's previous outstanding debt was defeased in connection with the acquisition.

        The Borrower has the option to select interest rates in respect of the loans under the Term Loan agreement based upon either the Base Rate or the Adjusted Eurodollar Rate (each as defined in the Term Loan agreement). Interest on outstanding loans accrues at a rate of 6.00% per annum above the Adjusted Eurodollar Rate, subject to a Eurodollar floor of 1.75%, or 5.00% per annum above the Base Rate.

        Borrowings under the Term Loan agreement are guaranteed by Clopay Ames True Temper LLC ("Clopay LLC"), the parent of Clopay Ames, and certain material domestic subsidiaries of the Borrower (collectively, the "Term Loan Guarantors"). All obligations under the Term Loan agreement are secured by a first-priority security interest in substantially all of the Borrower's assets and substantially all of the assets of the Term Loan Guarantors other than inventory, accounts receivable and cash of the Borrower and the Term Loan Guarantors, which collateralizes borrowings under an ABL Credit Agreement (as defined below) on a first-priority basis and borrowings under the Term Loan agreement on a second-priority basis.

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 11—NOTES PAYABLE, CAPITALIZED LEASES AND LONG-TERM DEBT (Continued)

        The Term Loan agreement contains customary affirmative and negative covenants, including without limitation, restrictions on the following: indebtedness, liens, investments, asset dispositions, certain restricted payments, payment in respect of certain indebtedness, fundamental changes and certain acquisitions, changes in the nature of the business conducted, affiliate transactions, limitations on subsidiary distributions, modifications of constituent documents and debt agreements, capital expenditures, equity issuances and sale/leasebacks.

        Under the Term Loan agreement, the Borrower is required to maintain a certain minimum interest coverage ratio, defined as the ratio of EBIDTA to interest expense, which increases over time. The Borrower is also required to keep its leverage ratio below a certain level, defined as the ratio of total debt to EBIDTA, which level decreases over time.

        Fees and expenses for the term loan of $9,800 were capitalized in Other assets and an original issuer discount ("OID") of $7,500 was recorded as a reduction of Long-term debt, both will amortize into interest expense over the 6 year life of the loan.

        At September 30, 2010, Griffon was in compliance with the terms and covenants of the Term Loan agreement and expects to remain in compliance for the reasonably foreseeable future. Further, the covenants within the Term Loan agreement do not materially affect Griffon's ability to undertake additional debt or equity financing for Griffon, the parent company, as the Term Loan agreement is at the subsidiary level and not guaranteed by Griffon. The debt balance under the Term Loan agreement approximates fair value, as the interest rate is indexed to current market rates.

        (B)  In addition to the Term Loan agreement, on September 30, 2010, the Borrower entered into the New ABL with JPMorgan Chase Bank, N.A. as administrative agent. The New ABL replaces the credit agreement, dated as of June 24, 2008, by CBP and Plastics. A $1,111 charge to write-off previously capitalized financing costs related to the replaced credit agreement was recorded in September, 2010.

        The New ABL provides for a revolving credit facility in an aggregate principal amount equal to $125,000 (subject to customary borrowing base limitations) which includes a swingline facility with a sublimit of $12,500 and a letter of credit facility with a sublimit of $25,000. Borrowings under the New ABL mature on September 30, 2015. Loans under the New ABL may be repaid and reborrowed from time to time.

        The Borrower has the option to select interest rates in respect of the loans under the New ABL based upon either the Alternative Base Rate or the Adjusted LIBO Rate (each as defined in the New ABL). Depending upon availability under the New ABL, interest on borrowings accrues at rates ranging from 1.25% to 1.75% per annum above the Alternative Base Rate or 2.25% to 2.75% per annum above the Adjusted LIBO Rate.

        Borrowings under the New ABL are guaranteed by Clopay LLC and certain material domestic subsidiaries of the Borrower and are secured by a first-priority security interest on inventory, accounts receivable and cash of the Borrower, and a second-priority security interest on substantially all of the other assets of such entities.

        The New ABL contains customary affirmative and negative covenants, including without limitation, restrictions on the following: indebtedness, liens, investments, asset dispositions, certain restricted payments, payment in respect of certain indebtedness, fundamental changes and certain acquisitions, changes in the nature of the business conducted, affiliate transactions, limitations on subsidiary

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 11—NOTES PAYABLE, CAPITALIZED LEASES AND LONG-TERM DEBT (Continued)

distributions, modifications of constituent documents and debt agreements, equity issuances and sale/leasebacks.

        The New ABL contains customary events of default, including without limitation, failure to make certain payments when due, materially incorrect representations and warranties, breach of covenants, events of bankruptcy, default on other indebtedness, changes in control with respect to Griffon and certain of its subsidiaries, and the failure of any of the loan documents to remain in full force and effect.

        Fees and expenses for the New ABL of $3,400 were capitalized in Other assets and an original issuer discount ("OID") of $625 was recorded as a reduction of Long-term debt, both will amortize into interest expense over the 5 year life of the facility.

        In June 2008, CBP and Plastics entered into a credit agreement for their domestic operations with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which the lenders agreed to provide a five-year, senior secured revolving credit facility of $100,000 (the "CCA"). At September 30, 2010 the outstanding balance was paid in connection with the acquisition of ATT described above. At September 30, 2009, $35,925 was outstanding under the CCA.

        (C)  In March 2008, Telephonics entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which the lenders agreed to provide a five-year, revolving credit facility of $100,000 (the "TCA"). Borrowings under the TCA bear interest (1.8% at September 30, 2010) at rates based upon LIBOR or the prime rate and are collateralized by the stock and assets of Telephonics. At September 30, 2010 and September 30, 2009, $30,000 and $38,000, respectively, were outstanding under the TCA and approximately $64,562 was available for borrowing at September 30, 2010. Griffon has been in compliance with all financial covenants under the TCA since its inception. The balance of the debt approximates its fair value.

        The TCA and the New ABL include various sublimits for standby letters of credit. At September 30, 2010, there was approximately $18,901 of aggregate standby letters of credit outstanding under these credit facilities and $31,099 are available to be drawn. Additionally, these agreements limit dividends and advances that these subsidiaries may pay to the parent.

        (D)  On December 21, 2009, Griffon issued $100,000 principal of 4% convertible subordinated notes due 2017 (the "2017 Notes"). The initial conversion rate of the 2017 Notes was 67.0799 shares of Griffon's common stock per $1,000 principal amount of notes, corresponding to an initial conversion price of approximately $14.91 per share. This represents a 23% conversion premium over the $12.12 per share closing price on December 15, 2009. The outstanding balance of these notes on September 30, 2010 was $100,000 and the fair value was approximately $106,000, based on quoted market price (level 1 inputs).

        (E)  At September 30, 2010, Griffon had $532 remaining of 4% convertible subordinated notes due 2023 (the "2023 Notes"). At September 30, 2009, $79,400 was outstanding. Holders of the 2023 Notes may require Griffon to repurchase all or a portion of their 2023 Notes on July 18, 2010, 2013 and 2018, if Griffon's common stock price is below the conversion price of the 2023 Notes, as well as upon a change in control. In July 2010, substantially all of the 2023 Notes were put to Griffon at par and settled.

        In January 2010, Griffon purchased $10,100 face value of the 2023 Notes for $10,200. Griffon recorded a pre-tax gain from debt extinguishment of $32, offset by $20 for a proportionate reduction in

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 11—NOTES PAYABLE, CAPITALIZED LEASES AND LONG-TERM DEBT (Continued)

the related deferred financing costs for a net pre-tax gain of $12. Capital in excess of par was reduced by $300 related to the equity portion of the extinguished 2023 Notes and the debt discount was reduced by $200.

        In December 2009, Griffon purchased $19,200 face value of the 2023 Notes for $19,400. Including a proportionate reduction in the related deferred financing costs, Griffon recorded an immaterial net pre-tax loss on the extinguishment in the first quarter of 2010. Capital in excess of par value was reduced by $700 related to the equity portion of the extinguished 2023 Notes and the debt discount was reduced by $500.

        During 2009, Griffon purchased $50,620 face value of the Notes from certain note holders for $42,741. Griffon recorded a pre-tax gain from debt extinguishment of approximately $7,879, offset by a $519 proportionate reduction in the related deferred financing costs for a net gain of $7,360.

        Griffon's ESOP entered into a new loan agreement in September 2010 to borrow an additional $20,000 over a one-year period. After the first year, Griffon has the option to convert all or a portion of the outstanding loan to a five-year term. If converted, principal is payable in quarterly installments at the rate of $250 per quarter beginning September 2011, with the remainder due at the final maturity date. The loan will bear interest at a rate equal to either a) LIBOR plus 2.5% or b) the Bank's prime rate. The proceeds of the loan are to be used to purchase common stock of Griffon in the open market. The loan is secured by a pledge of the shares purchased with the loan proceeds and payments are guaranteed by Griffon. At September 30, 2010, there were no borrowings under this line.

        (F)  Griffon's ESOP has a loan agreement, guaranteed by Griffon, which requires payments of principal and interest through the expiration date of September 2012 at which time the $3,900 balance of the loan, and any outstanding interest, will be payable. The primary purpose of this loan and its predecessor loans, which were refinanced by this loan in October 2008, was to purchase 547,605 shares of Griffon's common stock in October 2008. The loan bears interest (1.5% at September 30, 2010) at rates based upon the prime rate or LIBOR. The balance of the loan was $5,000 at September 30, 2010, and the outstanding balance approximates fair value, as the interest rates are indexed to current market rates.

        Real estate mortgages bear interest at rates from 6.3% to 6.6% with maturities extending through 2016 and are collateralized by real property whose carrying value at September 30, 2010 aggregated approximately $10,500. These mortgages approximate fair value.

Derivative Instruments and Hedging Activities

        Fair values of derivative instruments as of September 30, 2010 are as follows:

		Liabilities Derivatives
Description of Derivative	Qualifies for Hedge Designation	Fair Value	Balance Sheet Location		Pretax Loss Recognized in OCI
Interest rate swaps	No	$741	(a	)	$0
Interest rate swaps	No	3,104	(a	)	0

(a)
The interest rate swap is included in Accrued expenses and other current liabilities.

        As part of the acquisition of ATT, these swaps were terminated in October 2010.

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 12—EMPLOYEE BENEFIT PLANS

        Griffon offers defined contribution plans to most of its U.S. employees. In addition to employee contributions to the plans, Griffon makes contributions based upon various percentages of compensation and/or employee contributions, which were $5,200 in 2010, $5,800 in 2009 and $9,800 in 2008.

        The Company also provides healthcare and life insurance benefits for certain groups of retirees through several plans. For certain employees, the benefits are at fixed amounts per retiree and are partially contributory by the retiree. The post-retirement benefit obligation was $2,005 as of September 30, 2010 arising primarily from the acquisition of ATT. It is the Company's practice to fund these benefits as incurred.

        Griffon also has qualified and a non-qualified defined benefit plans covering certain employees with benefits based on years of service and employee compensation. Griffon adopted the FASB amendments on September 30, 2007, which required Griffon to recognize the funded status of its defined benefit plans in the Consolidated Balance Sheets with a corresponding adjustment to Accumulated other comprehensive income, net of tax. Over time, these amounts will be recognized as part of net periodic pension costs in the Consolidated Statements of Operations.

        Griffon is responsible for overseeing the management of the investments of the qualified defined benefit plan and uses the service of an investment manager to manage these assets based on agreed upon risk profiles set by Griffon management. The primary objective of the qualified defined benefit plan is to secure participant retirement benefits. As such, the key objective in this plan's financial management is to promote stability and, to the extent appropriate, growth in the funded status. Financial objectives are established in conjunction with a review of current and projected plan financial requirements. The fair value of a majority of the plan assets were determined by the plans' trustee using quoted market prices identical instruments (level 1 inputs) as of September 30, 2010. The fair value of various other investments were determined by the plan's trustee using direct observable market corroborated inputs, including quoted market prices for similar assets (level 2 inputs).

        One of the qualified defined benefit plans has been frozen to new entrants since December 2000. Certain employees who were part of the plan prior to December 2000 continue to accrue a service benefit through December 2010, at which time all plan participants will stop accruing service benefits. A 10% change in the discount rate, average wage increase or return on assets would not have a material effect on the financial statements of Griffon.

        The benefits for the ATT defined benefit and supplemental executive retirement plans have been frozen since 2008.

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

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 12—EMPLOYEE BENEFIT PLANS (Continued)

        Net periodic costs were as follows:

	Defined Benefits for the Years Ended September 30,			Supplemental Benefits for the Years Ended September 30,
	2010	2009	2008	2010	2009	2008
Net periodic benefit costs
Service cost	$529	$425	$520	$29	$22	$137
Interest cost	1,645	1,638	1,571	1,984	2,586	2,432
Expected return on plan assets	(1,371)	(1,723)	(2,081)		—	—
Amortization of:
Prior service costs	9	9	9	328	328	328
Actuarial loss	1,064	325	135	986	596	821
Transition obligation	—	(1)	(1)	—	—	—

Total net periodic benefit costs	$1,876	$673	$153	$3,327	$3,532	$3,718

        The tax benefits in 2010, 2009 and 2008 for the amortization of pension costs in other comprehensive income were $835, $440 and $452, respectively.

        The estimated net actuarial loss and prior service cost that will be amortized from Accumulated other comprehensive income into net periodic pension cost during 2011 are $8,476 and $336, respectively.

        The weighted-average assumptions used in determining the net periodic benefit costs were as follows:

	Defined Benefits for the Years Ended September 30,			Supplemental Benefits for the Years Ended September 30,
	2010	2009	2008	2010	2009	2008
Discount rate	5.60%	7.50%	6.30%	5.00%	7.50%	6.30%
Average wage increase	3.50%	3.50%	3.50%	5.00%	5.00%	5.00%
Expected return on assets	7.00%	8.50%	8.50%	—	—	—

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 12—EMPLOYEE BENEFIT PLANS (Continued)

        Plan assets and benefit obligation of the defined benefit plans were as follows:

	Defined Benefits at September 30,		Supplemental Benefits at September 30,
	2010	2009	2010	2009
Change in benefit obligation
Benefit obligation at beginning of fiscal year	$29,803	$22,263	$41,632	$36,429
Assumed in business combination	166,689	—	876	—
Benefits earned during the year	529	425	29	22
Interest cost	1,644	1,638	1,984	2,586
Benefits paid	(1,372)	(1,251)	(3,898)	(3,899)
Actuarial loss	2,915	6,728	2,597	6,494

Benefit obligation at end of fiscal year	200,208	29,803	43,220	41,632

Change in Plan Assets
Fair value of plan assets at beginning of fiscal year	19,877	20,442	—	—
Assumed in business combination	109,490	—	—	—
Actual return on plan assets	2,176	(365)	—	—
Company contributions	3,562	1,051	3,898	3,899
Benefits paid	(1,372)	(1,251)	(3,898)	(3,899)

Fair value of plan assets at end of fiscal year	133,733	19,877	—	—

Projected benefit obligation in excess of plan assets	$(66,475)	$(9,926)	$(43,220)	$(41,632)

Amounts recognized in the statement of financial position consist of:
Accrued liabilities	$—	$(876)	$(3,932)	$(3,898)
Other liabilities (long-term)	(66,475)	(9,050)	(39,288)	(37,734)

Total Liabilites	(66,475)	(9,926)	(43,220)	(41,632)

Net actuarial losses	15,236	14,189	20,445	18,833
Prior service cost	24	33	611	939
Deferred taxes	(5,341)	(4,978)	(7,370)	(6,920)

Total Accumulated other comprehensive loss, net of tax	9,919	9,244	13,686	12,852

Net amount recognized at September 30,	$(56,556)	$(682)	$(29,534)	$(28,780)

Accumulated benefit obligations	$199,604	$29,674	$42,827	$41,317

Information for plans with accumulated benefit obligations in excess of plan assets:
ABO	$199,604	$29,674	$42,827	$41,317
PBO	200,208	29,803	43,220	41,632
Fair value of plan assets	133,733	19,877	—	—

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 12—EMPLOYEE BENEFIT PLANS (Continued)

        The weighted-average assumptions used in determining the benefit obligations were as follows:

	Defined Benefits at September 30,		Supplemental Benefits at September 30,
	2010	2009	2010	2009
Weighted average discount rate	4.89%	5.60%	4.26%	5.00%
Weighted average wage increase	0.73%	3.50%	4.90%	5.00%

        The actual and weighted-average assets allocation for qualified benefit plans were as follows:

	At September 30,
	2010	2009	Target
Equity securities	64.0%	0.0%	63.0%
Fixed income	35.0%	91.7%	37.0%
Other	1.0%	8.3%	0.0%

Total	100.0%	100.0%	100.0%

        Estimated future benefit payments to retirees, which reflect expected future service, are as follows:

For the fiscal years ending September 30,	Defined Benefits	Supplemental Benefits
2011	$10,138	$3,932
2012	10,386	3,932
2013	10,662	3,955
2014	10,888	3,955
2015	11,140	3,873
2016 through 2020	59,823	16,512

        Griffon expects to contribute $7,332 to the Defined Benefit plans in 2011, in addition to the $3,932 in payments related to the Supplemental Benefits that will be funded from the general assets of Griffon.

        The following is a description of the valuation methodologies used for plan assets measured at fair value:

        Short-term investment funds—The fair value is determined using the Net Asset Value ("NAV") provided by the administrator of the fund. The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of shares outstanding. The NAV is a quoted price in a market that is not active and is primarily classified as Level 2.

        Government and agency securities—When quoted market prices are available in an active market, the investments are classified as Level 1. When quoted market prices are not available in an active market, the investments are classified as Level 2.

        Equity Securities—The fair values reflect the closing price reported on a major market where the individual securities are traded. These investments are classified within Level 1 of the valuation hierarchy.

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 12—EMPLOYEE BENEFIT PLANS (Continued)

        Debt securities—The fair values are based on a compilation of primarily observable market information or a broker quote in a non-active market. These investments are primarily classified within Level 2 of the valuation hierarchy.

        Commingled funds—The fair values are determined using NAV provided by the administrator of the fund. The NAV is based on the value of the underlying assets owned by the trust/entity, minus its liabilities, and then divided by the number of shares outstanding. These investments are generally classified within Level 2 of the valuation hierarchy.

        The following table presents the fair values of Griffon's pension and post-retirement plan assets by asset category as of September 30, 2010:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Short-term investment funds	$—	$190	$—	$190
Government agency securities	2,030	2,780	—	4,810
Debt instruments	—	15,255	—	15,255
Equity securities	60,807	4,023	—	64,830
Commingled funds	—	48,648	—	48,648

Total	$62,837	$70,896	$—	$133,733

        Griffon has an ESOP that covers substantially all domestic employees. Shares of the ESOP which have been allocated to employee accounts are charged to expense based on the fair value of the shares transferred and are treated as outstanding in earnings per share. Compensation expense under the ESOP was $1,011 in 2010, $796 in 2009 and $338 in 2008. The cost of the shares held by the ESOP and not yet allocated to employees is reported as a reduction of Shareholders' Equity. In connection with the rights offering in September 2008, the ESOP purchased 74,100 shares underlying rights associated with the unallocated shares of the ESOP. The ESOP shares were as follows:

	At September 30,
	2010	2009
Allocated shares	2,213,122	2,126,058
Unallocated shares	626,725	780,697

	2,839,847	2,906,755

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 13—INCOME TAXES

        Income taxes have been based on the following components of Income before taxes and discontinued operations:

	For the Years Ended September 30,
	2010	2009	2008
Domestic	$7,360	$10,260	$(18,583)
Non-U.S.	6,452	9,345	18,401

	$13,812	$19,605	$(182)

        Provision (benefit) for income taxes on income from continuing operations was comprised of the following:

	For the Years Ended September 30,
	2010	2009	2008
Current	$7,974	$4,831	$4,082
Deferred	(3,666)	(3,144)	(1,431)

Total	$4,308	$1,687	$2,651

U.S. Federal	$5,426	$984	$5,527
State and local	(1,795)	1,543	1,105
Non-U.S.	677	(840)	(3,981)

Total provision	$4,308	$1,687	$2,651

        Griffon's income tax provision (benefit) included benefits of ($2,740) in 2010, ($1,387) in 2009 and ($11,422) in 2008 reflecting the reversal of previously recorded tax liabilities primarily due to the resolution of various tax audits and due to the closing of certain statutes for prior years' tax returns.

        Included in Prepaids and other current assets are tax receivable amounts of $690 and $6,074 at September 30, 2010 and 2009, respectively.

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 13—INCOME TAXES (Continued)

        Differences between the effective income tax rate applied to income from continuing operations and U.S. Federal income statutory rate were as follows:

	For the Years Ended September 30,
	2010	2009	2008
U.S. Federal income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of Federal benefit	2.6	4.8	191.6
Non-U.S. taxes	(11.3)	(21.0)	(513.4)
Acquisition costs	9.5	—	—
Reduction of tax contingency reserves	(5.5)	(1.0)	5,020.3
Non-deductible goodwill	—	—	(2,483.3)
Non-U.S. dividends	—	4.3	(1,028.0)
Valuation allowance	—	(14.9)	(2,307.1)
Meals and entertainment	1.4	1.0	(141.3)
Non-U.S. purchase price adjustment	—	—	(233.0)
Other	(0.5)	0.4	2.6

Effective tax rate from continuing operations	31.2%	8.6%	(1,456.6)%

        The tax effect of temporary differences that give rise to future deferred tax assets and liabilities are as follows:

	At September 30,
	2010	2009
Deferred tax assets:
Bad debt reserves	$1,834	$1,323
Inventory reserves	4,716	5,469
Deferred compensation	48,826	23,361
Compensation benefits	2,237	281
Insurance reserve	3,894	3,263
Restructuring reserve	619	578
Warranty reserve	3,185	2,665
Net operating loss and foreign tax credit	30,914	12,154
Other reserves and accruals	5,580	1,197

	101,805	50,291
Valuation allowance	(15,069)	(4,726)

Total deferred tax assets	86,736	45,565
Deferred tax liabilities:
Deferred income	(16,619)	(3,350)
Goodwill and intangibles	(77,099)	(6,770)
Depreciation and amortization	(29,120)	(14,841)
Interest	(8,687)	(11,906)
Unremitted earnings	(10,118)	—
Other	(2,825)	(1,424)

Total deferred tax liabilities	(144,468)	(38,291)

Net deferred tax assets	$(57,732)	$7,274

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 13—INCOME TAXES (Continued)

        The increase to the valuation allowance relates to foreign tax credits, capital losses and state net operating losses acquired in connection with the ATT acquisition.

        The components of the net deferred tax asset (liability), by balance sheet account, were as follows:

	At September 30,
	2010	2009
Prepaid and other current assets	$10,897	$10,024
Other assets	1	7,115
Current liabilities	(4,719)	—
Other liabilities	(65,155)	(11,475)
Assets of discontinued operations	1,244	1,610

Net deferred tax assets	$(57,732)	$7,274

        Other than for ATT, Griffon has not recorded deferred income taxes on the undistributed earnings of its non-U.S. subsidiaries because of management's ability and intent to indefinitely reinvest such earnings outside the U.S. At September 30, 2010, Griffon's share of the undistributed earnings of the non-U.S. subsidiaries amounted to approximately $62,408.

        Deferred income taxes on the undistributed earnings of non-U.S. subsidiaries has been recorded in the opening balance sheet for the ATT group of entities as these earnings were historically not indefinitely reinvested outside of the U.S.

        At September 30, 2010 and 2009, Griffon had net operating loss carryforwards for federal tax purposes of $11,028 resulting from the acquisition of ATT and had loss carryforwards for non-U.S. tax purposes of $36,438 and $17,141, respectively. The U.S. loss carryforwards expire in 2027 and 2028, the non-U.S. loss carryforwards of $36,438 are available for carryforward indefinitely.

        Griffon had State and local loss carryforwards at September 30, 2010 and 2009 of $5,400 and $2,900, respectively, which expire in varying amounts through 2030.

        Griffon had foreign tax credit carryforwards of $11,188 and $6,326 at September 30, 2010 and 2009, respectively, which are available for use through 2020.

        Griffon had foreign capital loss carryforwards of $13,702 at September 30, 2010. The capital loss carryforwards do not expire.

        Griffon files U.S. Federal, state and local tax returns, as well as Germany, Canada, Brazil, Ireland and Sweden non-U.S. jurisdiction tax returns. Griffon's U.S. federal income tax returns are no longer subject to income tax examination for years before 2006, Griffon's German income tax returns are no longer subject to income tax examination for years through 2007 and Griffon's major U.S. state and other non-U.S. jurisdictions are no longer subject to income tax examinations for years before 2000. Various U.S. state and non-U.S. statutory tax audits are currently underway. Griffon does not believe that its unrecognized tax benefits will materially change within the next twelve months.

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 13—INCOME TAXES (Continued)

        The following is a roll forward of the unrecognized tax benefits activity:

Balance at October 1, 2008	$11,634
Additions based on tax positions related to the current year	1,395
Reductions based on tax positions related to prior years	(358)
Lapse of statutes	(895)
Settlements	(3,638)

Balance at September 30, 2009	8,138
Additions based on tax positions related to the current year	1,975
Assumed in business combination	4,391
Reductions based on tax positions related to prior years lapse of statutes	(2,740)

Balance at September 30, 2010	$11,764

        If recognized, the amount of potential tax benefits that would impact Griffon's effective tax rate is $8,489. Griffon recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. At September 30, 2010 and 2009, the combined amount of accrued interest and penalties related to tax positions taken or to be taken on Griffon's tax returns and recorded as part of the reserves for uncertain tax positions was $2,134 and $1,407, respectively.

NOTE 14—STOCKHOLDERS' EQUITY AND EQUITY COMPENSATION

        In August 2008, Griffon's Board of Directors authorized a 20 million share common stock rights offering to its shareholders in order to raise equity capital for general corporate purposes and to fund future growth. The rights had an exercise price of $8.50 per share. In conjunction with the rights offering, GS Direct, L.L.C. ("GS Direct"), an affiliate of Goldman Sachs, agreed to back stop the rights offering by purchasing, on the same terms, any and all shares not subscribed through the exercise of rights. GS Direct also agreed to purchase additional shares of common stock at the rights offering price if it did not acquire a minimum of 10 million shares of common stock as a result of its back stop commitment. Griffon received a total of $248,600 in gross proceeds from the rights offering and issued 29.2 million shares as follows: In September 2008, Griffon received $241,300 of gross proceeds, and issued 28.4 million shares, from the first closing of its rights offering and the closing of the related investments by GS Direct and by Griffon's Chief Executive Officer; in October 2008, an additional $5,300 of rights offering proceeds were received, and 620,486 shares were issued, in connection with the second closing of the rights offering; and in April 2009, $2,000 of rights offering proceeds were received, and 233,298 shares were issued, in connection with the rights offering.

        Griffon expenses the fair value of equity compensation grants over the related vesting period. Compensation cost related to stock-based awards with graded vesting are amortized using the straight-line attribution method. Options for an aggregate of 1,375,000 shares of Common Stock were previously authorized for grant under Griffon's 2001 Stock Option Plan at September 30, 2010. As of September 30, 2010, options for 101,567 shares remain available for future grants under this plan. The plan provides for the granting of options at an exercise price of not less than 100% of the fair market value at the date of grant. Options generally expire ten years after date of grant and become exercisable in equal installments over two to four years.

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 14—STOCKHOLDERS' EQUITY AND EQUITY COMPENSATION (Continued)

        During 2006, shareholders approved the Griffon Corporation 2006 Equity Incentive Plan ("Incentive Plan") under which awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares and deferred shares may be granted. Options under the Incentive Plan generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The shareholders approved an amendment to the Incentive Plan in 2009. The maximum number of shares of common stock available for award under the Incentive Plan is 7,750,000. The number of shares available under the Incentive Plan is reduced by a factor of two-to-one for awards other than stock options. If the remaining shares available under the Incentive Plan at September 30, 2010 were awarded through stock options, 2,418,000 shares would be available for grants or if the remaining shares were awarded as restricted stock, 1,209,000 shares would be available for grants.

        A summary of stock option activity for the years ended September 30, 2010, 2009 and 2008 is as follows:

	Options
	Shares	Weighted Average Exercise Price	Aggregated Intrinsic Value	Weighted Average Contractual Term (Years)
Outstanding at October 1, 2007	2,208,773	$13.49
Granted	25,000	14.19
Exercised	—
Forfeited/expired	(832,882)	11.08

Outstanding at September 30, 2008	1,400,891	13.87	$670	4.5

Exercisable at September 30, 2008	1,329,066	13.40	670	4.3
Outstanding at October 1, 2008	1,400,891	13.87
Granted	350,000	20.00
Exercised	(33,000)	6.12	109
Forfeited/expired	(27,552)	20.55

Outstanding at September 30, 2009	1,690,339	15.18	980	4.6

Exercisable at September 30, 2009	1,420,381	14.21	980	3.9

Outstanding at October 1, 2009	1,690,339	15.18
Granted	—
Exercised	(54,075)	6.33	337
Forfeited/expired	(92,043)	16.46

Outstanding at September 30, 2010	1,544,221	15.42	1,667	3.9

Exercisable at September 30, 2010 through:
September 30, 2011	333,125
September 30, 2012	212,500
September 30, 2013	172,726
September 30, 2014	133,000
September 30, 2015	217,120
September 30, 2016	99,500
September 30, 2017	20,625
September 30, 2018	—
September 30, 2019	233,334

Total Exercisable	1,421,930	$15.04	$1,667	3.5

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 14—STOCKHOLDERS' EQUITY AND EQUITY COMPENSATION (Continued)

	Options Outstanding				Options Exercisable
Range of Exercises Prices	Shares	Weighted Average Exercise Price	Aggregated Intrinsic Value	Weighted Average Contractual Term (Years)	Shares	Weighted Average Exercise Price	Aggregated Intrinsic Value	Weighted Average Contractual Term (Years)
$6.33 to $6.33	3,125	6.33	$18	0.1	3,125	6.33	$18	0.1
$7.75 to $11.14	505,000	8.92	1,649	0.8	505,000	8.92	1,649	0.8
$12.39 to $17.23	417,513	14.88	—	3.6	411,888	14.88	—	3.6
$19.49 to $26.06	618,583	21.13	—	6.5	501,917	21.39	—	6.1

Totals	1,544,221		$1,667		1,421,930		$1,667

        Unrecognized compensation expense related to non-vested options was $76 at September 30, 2010 and will be recognized over a weighted average vesting period of 0.5 years. The fair value of options vested during the years ended September 30, 2010, 2009 and 2008 were $585, $631 and $775, respectively.

        A summary of restricted stock activity for the years ended September 30, 2010, 2009 and 2008 is as follows:

	Restricted Stock
	Shares	Weighted Average Grant Price	Aggregated Intrinsic Value*	Weighted Average Contractual Term (Years)
Outstanding at October 1, 2007	257,255	$23.51	$97	3.4
Granted	300,000	8.98	2,694
Fully Vested	(98,255)	22.38	3,252
Forfeited	—	—	—

Outstanding at September 30, 2008	459,000	14.25	11	2.8
Granted	1,202,500	8.38	10,077
Fully Vested	(53,000)	24.20	511
Forfeited	(6,000)	9.30	56

Outstanding at September 30, 2009	1,602,500	9.53	2,414	3.1
Granted	703,845	11.35	7,989
Fully Vested	(43,000)	24.20	590
Forfeited	(52,500)	14.79	776

Outstanding at September 30, 2010	2,210,845	9.70	$6,255	2.5

*
Aggregated intrinsic value at the date the shares were outstanding, granted, vested or forfeited, as applicable.

        Unrecognized compensation expense related to non-vested shares of restricted stock was $14,800 at September 30, 2010 and will be recognized over a weighted average vesting period of 2.9 years.

        In connection with the September 2008 rights offering, Griffon was obligated under certain anti-dilution provisions within its stock option plans to reduce the exercise price of the then-outstanding options and recorded stock-based compensation expense of approximately $354. Also in September 2008, in connection with an investment in conjunction with the rights offering, Griffon's Chief Executive Officer purchased 578,151 shares of Common Stock at $8.50 per share, representing a

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 14—STOCKHOLDERS' EQUITY AND EQUITY COMPENSATION (Continued)

discount to the fair value of such shares at closing. Griffon recorded stock-based compensation expense related to this transaction of approximately $104.

        Griffon has an Outside Director Stock Award Plan (the "Outside Director Plan"), which was approved by the shareholders in 1994, under which 330,000 shares may be issued to non-employee directors. Annually, each eligible director is awarded shares of Griffon's Common Stock having a value of $10, which vests over a three-year period. For shares issued under the Outside Director Plan, the fair market value of the shares at the date of issuance is recognized as compensation expense over the vesting period. In 2010, 2009 and 2008, 9,792, 12,732 and 12,155 shares, respectively, were issued under the Outside Director Plan.

        In connection with the ATT acquisition, Griffon entered into certain retention arrangements with the ATT senior management team. Under these arrangements, on September 30, 2010, Griffon issued 239,145 shares of common stock to the ATT senior management team, and for each share of common stock purchased, the ATT senior management team received one share of restricted stock that vests in full after four years, subject to the attainment of a specified performance measure.

        At September 30, 2010, a total of approximately 6,443,558 shares of Griffon's authorized Common Stock were reserved for issuance in connection with stock compensation plans.

        The fair value of restricted stock and option grants is amortized over the respective vesting periods.

        Using historical data as of the grant dates, the fair value of the 2009 option grant was estimated as of the grant dates using the Black-Scholes option pricing model with the following weighted average assumptions:

	2009 Grant	2008 Grant
Risk-free interest rate	3.04%	4.09%
Dividend yield	0.00%	0.00%
Expected life (years)	7.0	7.0
Volatility	38.98%	40.00%
Option exercise price	$20.00	$14.19
Fair value of options granted	$2.06	$6.89

        For the years ended September 30, 2010, 2009 and 2008, stock based compensation expense totaled $5,778, $4,415 and $3,327, respectively.

NOTE 15—ACCUMULATED OTHER COMPREHENSIVE INCOME

        The components of Accumulated other comprehensive income were:

	At September 30,
	2010	2009	2008
Foreign currency translation adjustment	$41,187	$50,266	$38,431
Minimum pension liability	(23,605)	(22,096)	(12,962)

Accumulative other comprehensive income	$17,582	$28,170	$25,469

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 16—COMMITMENTS AND CONTINGENT LIABILITIES

Operating leases

        Griffon rents real property and equipment under operating leases expiring at various dates. Most of the real property leases have escalation clauses related to increases in real property taxes. Rent expense for all operating leases totaled approximately $25,100, $24,700 and $32,400 in 2010, 2009 and 2008, respectively. Griffon has engaged in sale-leaseback transactions for various manufacturing equipment used at selected U.S. locations. Net proceeds received from these transactions, classified as operating leases, for the years ended September 30, 2010, 2009 and 2008 were zero, zero, and $4,791, respectively. Aggregate future minimum lease payments for operating leases at September 30, 2010 are $27,000 in 2011, $20,000 in 2012, $15,000 in 2013, $11,000 in 2014, $9,000 in 2015 and $29,000 thereafter.

Legal and environmental

        Department of Environmental Conservation of New York State ("DEC"), with ISC Properties, Inc.    Lightron Corporation ("Lightron"), a wholly-owned subsidiary of Griffon, once conducted operations at a location in Peekskill in the Town of Cortlandt, New York (the "Peekskill Site") owned by ISC Properties, Inc. ("ISC"), a wholly-owned subsidiary of Griffon. ISC sold the Peekskill Site in November 1982.

        Subsequently, Griffon was advised by the DEC that random sampling at the Peekskill Site and in a creek near the Peekskill Site indicated concentrations of solvents and other chemicals common to Lightron's prior plating operations. ISC then entered into a consent order with the DEC in 1996 (the "Consent Order") to perform a remedial investigation and prepare a feasibility study. After completing the initial remedial investigation pursuant to the Consent Order, ISC was required by the DEC, and did conduct accordingly over the next several years, supplemental remedial investigations, including soil vapor investigations, under the Consent Order.

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

        Improper Advertisement Claim involving Union Tools Products.    During December 2004, a customer of ATT was named in litigation that involved UnionTools products. The complaint asserted causes of action against the defendant for improper advertisement to the end consumer. The allegation suggests that advertisements led the consumer to believe that the hand tools sold were manufactured within boundaries of the United States. The allegation asserts cause of action against the customer for common law fraud. In the event that an adverse judgment is rendered against the customer, there is a possibility that the customer would seek legal recourse against ATT for an unspecified amount in

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 16—COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

contributory damages. Presently, ATT cannot estimate the amount of loss, if any, if the customer were to seek legal recourse against ATT.

        Department of Environmental Conservation of New York State, regarding Frankfort, NY site.    During fiscal 2009, an underground fuel tank with surrounding soil contamination was discovered at the Frankfort, N.Y. site which is the result of historical facility operations prior to ATT's ownership. ATT is actively working with the New York Department of Environmental Conservation and the New York State Department of Health to define remediation requirements. Due to changes in administrative proceedings to date, the date by which the Company believes remediation will be completed has changed to December 2011 from December 2010. The Company believes that future remediation costs will be less than $1,000, and that it has adequately accrued for this liability.

U.S. Government investigations and claims

        Defense contracts and subcontracts, including Griffon's contracts and subcontracts, are subject to audit and review by various agencies and instrumentalities of the United States government, including among others, the Defense Contract Audit Agency ("DCAA"), the Defense Contract Investigative Service ("DCIS"), and the Department of Justice which has responsibility for asserting claims on behalf of the U.S. government. In addition to ongoing audits, pursuant to an administrative subpoena Griffon is currently providing information to the U.S. Department of Defense Office of the Inspector General. No claim has been asserted against Griffon, and Griffon is unaware of any material financial exposure in connection with the Inspector General's inquiry.

        In general, departments and agencies of the U.S. Government have the authority to investigate various transactions and operations of Griffon, and the results of such investigations may lead to administrative, civil or criminal proceedings, the ultimate outcome of which could be fines, penalties, repayments or compensatory or treble damages. U.S. Government regulations provide that certain findings against a contractor may lead to suspension or debarment from future U.S. Government contracts or the loss of export privileges for a company or an operating division or subdivision. Suspension or debarment could have material adverse effect on Telephonics because of its reliance on government contracts.

Contingent acquisition purchase price liabilities

        In connection with certain acquisitions, Griffon has recorded contingent consideration of zero and $2,861 at September 30, 2010 and 2009, respectively, included in other liabilities.

General legal

        Griffon is subject to various laws and regulations relating to the protection of the environment and is a party to legal proceedings arising in the ordinary course of business. Management believes, based on facts presently known to it, that the resolution of the matters above and such other matters will not have a material adverse effect on Griffon's consolidated financial position, results of operations or cash flows.

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 17—EARNINGS PER SHARE

        The rights offering discussed in the Stockholders' Equity and Equity Compensation footnote contained a bonus element to existing shareholders that required Griffon to adjust the shares used in the computation of basic and fully-diluted weighted-average shares outstanding for all periods presented prior to the offering. Basic and diluted EPS from continuing operations for the years ended September 30, 2010, 2009 and 2008 were determined using the following information:

	For the Years Ended September 30,
(Shares in thousands)	2010	2009*	2008*
Weighted average shares outstanding—basic	58,974	58,699	32,667
Incremental shares from 4% convertible notes	—	—	—
Incremental shares from stock based compensation	1,019	303	169

Weighted average shares outstanding—diluted	59,993	59,002	32,836

Anti-dilutive options excluded from diluted EPS computation	1,036	1,305	980

        Griffon has the intent and ability to settle the principal amount of the 2017 Notes in cash, as such, the potential issuance of shares related to the principal amount of the 2017 Notes does not affect diluted shares.

NOTE 18—RELATED PARTIES

        Simultaneously with the closing of the September 2008 rights offering and related investment by GS Direct, two employees of GS Direct joined Griffon's Board of Directors. In connection with the rights offering, GS Direct was paid a commitment fee, and received expense reimbursements from Griffon, of $2,432 during 2008. An affiliate of GS Direct acted as placement agent for the sale of the 2017 notes in December 2009; provided financial advice to Griffon in connection with the ATT acquisition; acted as co-lead arranger, co-bookrunner and co-syndication agent in connection with the Term Loan; and acted as dealer manager for the tender of two prior issuances of ATT bonds. Fees and expenses paid in 2010 were approximately $14,149.

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 19—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        Quarterly results of operations for the years ended September 30, 2010 and 2009 were as follows:

			Continuing Operations			Net Income (loss)
Quarter ended	Revenue	Gross Profit	Income (loss)	Per Share —Basic	Per Share —Diluted	Income (loss)	Per Share —Basic	Per Share —Diluted
2010
December 31, 2009	$305,157	$70,281	$4,180	$0.07	$0.07	$4,291	$0.07	$0.07
March 31, 2010	313,977	69,070	2,034	0.03	0.03	2,033	0.03	0.03
June 30, 2010	327,026	74,355	4,989	0.08	0.08	4,968	0.08	0.08
September 30, 2010	347,836	74,598	(1,699)	(0.03)	(0.03)	(1,700)	(0.03)	(0.03)

	$1,293,996	$288,304	$9,504	$0.16	$0.16	$9,592	$0.16	$0.16

2009
December 31, 2008	$302,334	$58,957	$2,066	$0.04	$0.04	$2,069	$0.04	$0.04
March 31, 2009	276,087	53,975	(2,076)	(0.04)	(0.04)	(1,427)	(0.02)	(0.02)
June 30, 2009	287,385	66,286	6,089	0.10	0.10	6,100	0.10	0.10
September 30, 2009	328,244	77,905	11,839	0.20	0.20	11,966	0.20	0.20

	$1,194,050	$257,123	$17,918	$0.31	$0.30	$18,708	$0.32	$0.32

Notes to Quarterly Financial Information (unaudited):

  •
  Earnings (loss) per share are computed independently for each quarter and year presented; as such the sum of the quarters may not be equal to the full year amounts.

  •
  Income (loss) from continuing operations and Net income (loss), and the related per share earnings, for the three months and year ended September 30, 2008, included a $12,913 CBP goodwill write-off.

  •
  Income (loss) from continuing operations and Net income (loss), and the related per share earnings, included restructuring and other related charges related to CBP of $38, $1,202, $1,011, 1,220, $1,489 and $460 for the three-month periods ended June 30, 2009 and September 30, 2009 and each quarter in 2010, respectively and $4,180 and $1,240 for the years ended September 30, 2010 and 2009, respectively.

NOTE 20—BUSINESS SEGMENTS

        Griffon's reportable business segments are as follows:

  •
  Telephonics develops, designs and manufactures high-technology integrated information, communication and sensor system solutions to military and commercial markets worldwide.

  •
  Home & Building Products is a leading manufacturer and marketer of residential, commercial and industrial garage doors to professional installing dealers and major home center retail chains, as well as a global provider of non-powered landscaping products that make work easier for homeowners and professionals.

  •
  Plastics is an international leader in the development and production of embossed, laminated and printed specialty plastic films used in a variety of hygienic, health-care and industrial applications.

        Griffon evaluates performance and allocates resources based on operating results before interest income or expense, income taxes and certain nonrecurring items of income or expense.

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 20—BUSINESS SEGMENTS (Continued)

        Information on Griffon's business segments is as follows:

	For the Years Ended September 30,
REVENUE	2010	2009	2008
Telephonics	$434,516	$387,881	$366,288
Home & Building Products	389,366	393,414	435,321
Clopay Plastic Products	470,114	412,755	467,696

Total consolidated net sales	$1,293,996	$1,194,050	$1,269,305

INCOME (LOSS) BEFORE TAXES AND DISCONTINUED OPERATIONS
Segment operating profit (loss):
Telephonics	$38,586	$34,883	$32,862
Home & Building Products	4,986	(11,326)	(17,444)
Clopay Plastic Products	20,469	24,072	20,620

Total segment operating profit	64,041	47,629	36,038
Unallocated amounts	(37,199)	(20,960)	(21,281)
Gain (loss) from debt extinguishment, net	(1,117)	4,488	—
Net interest expense	(11,913)	(11,552)	(14,939)

Income (loss) before taxes and discontinued operations	$13,812	$19,605	$(182)

Unallocated amounts typically include general corporate expenses not attributable to reportable segment.

DEPRECIATION and AMORTIZATION
Segment:
Telephonics	$7,534	$6,657	$6,753
Home & Building Products	10,185	13,223	12,071
Clopay Plastic Products	22,384	21,930	22,638

Total segment	40,103	41,810	41,462
Corporate	339	536	1,461

Total consolidated depreciation and amortization	$40,442	$42,346	$42,923

CAPITAL EXPENDITURES
Segment:
Telephonics	$12,410	$7,564	$5,862
Home & Building Products	10,527	7,560	8,227
Clopay Plastic Products	16,819	16,801	38,718

Total segment	39,756	31,925	52,807
Corporate	721	772	309

Total consolidated capital expenditures	$40,477	$32,697	$53,116

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

NOTE 20—BUSINESS SEGMENTS (Continued)

ASSETS	At September 30, 2010	At September 30, 2009	At September 30, 2008
Segment assets:
Telephonics	$268,373	$271,809	$251,016
Home & Building Products	919,146	169,251	197,740
Clopay Plastic Products	397,470	364,626	356,635

Total segment assets	1,584,989	805,686	805,391
Corporate (principally cash and equivalents)	157,645	330,752	344,254

Total continuing assets	1,742,634	1,136,438	1,149,645
Assets from discontinued operations	6,882	7,453	17,841

Consolidated total	$1,749,516	$1,143,891	$1,167,486

        Segment information by geographic region was as follows:

	For the Years Ended September 30,
REVENUE BY GEOGRAPHIC AREA	2010	2009	2008
United States	$882,444	$827,009	$853,692
Germany	89,775	97,879	110,900
Canada	68,934	69,198	64,378
Brazil	55,570	41,566	44,019
Turkey	27,601	10,161	13,415
All other countries	169,672	148,237	182,901

Consolidated revenue	$1,293,996	$1,194,050	$1,269,305

PROPERTY, PLANT & EQUIPMENT BY GEOGRAPHIC AREA	At September 30, 2010	At September 30, 2009	At September 30, 2008
United States	$216,825	$150,132	$151,733
Germany	61,860	64,503	67,800
All other countries	36,241	21,384	19,470

Consolidated property, plant and equipment	$314,926	$236,019	$239,003

        Plastics sales to P&G were approximately $233,000 in 2010, $224,000 in 2009 and $262,000 in 2008. Telephonics' sales to the United States Government and its agencies, either as a prime contractor or subcontractor, aggregated approximately $316,000 in 2010, $276,000 in 2009 and $257,000 in 2008.

NOTE 21—OTHER INCOME (EXPENSE)

        Other income (expense) included $249, $(392) and $(5) for the years ended September 30, 2010, 2009 and 2008, respectively, of currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries.

*****

SCHEDULE I

GRIFFON CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

(in thousands)

	At September 30, 2010	At September 30, 2009
CURRENT ASSETS
Cash and equivalents	$74,600	$223,511
Prepaid and other current assets	5,963	2,050

Total Current Assets	80,563	225,561
PROPERTY, PLANT AND EQUIPMENT, net	1,267	837
INVESTMENT IN SUBSIDIARIES	772,374	590,993
OTHER ASSETS	40,586	36,089

Total Assets	$894,790	$853,480

CURRENT LIABILITIES
Current portion of long-term debt, net of debt discount	$625	$77,185
Accounts payable and accrued liabilities	24,247	15,191

Total Current Liabilities	24,872	92,376
CONVERTIBLE SUBORDINATED NOTES, net of debt discount	78,007	—
OTHER	81,196	72,897

Total Liabilities	184,075	165,273
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY	710,715	688,207

Total Liabilities and Shareholders' Equity	$894,790	$853,480

SCHEDULE I (Continued)

GRIFFON CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS

(in thousands)

	Years Ended September 30,
	2010	2009	2008
Costs and Expenses:
General and administrative expenses	$(26,491)	$(20,643)	$(21,155)
Gain (loss) from debt extinguishment, net	(6)	4,488	—
Interest expense and other, net	(7,608)	(5,928)	(9,558)

Loss before credit for federal income taxes and equity in net income of subsidiaries	(34,105)	(22,083)	(30,713)
Credit for federal income taxes resulting from tax sharing arrangement with subsidiaries	(14,853)	(8,974)	(7,606)

Loss before equity in net income of subsidiaries	(19,252)	(13,109)	(23,107)
Equity in income of subsidiaries	28,756	31,027	20,274

Income from continuing operations	9,504	17,918	(2,833)
Equity in income (loss) of discontinued operations	88	790	(40,591)

Net income (loss)	$9,592	$18,708	$(43,424)

SCHEDULE I (Continued)

GRIFFON CORPORATION

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended September 30,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$9,592	$18,708	$(43,424)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	5,778	4,145	3,327
Amortization/write-off of deferred financing costs and debt discount	4,439	4,586	5,059
(Gain) loss from debt extinguishment, net	6	(4,488)	—
Deferred income taxes	(2,500)	(10,174)	2,840
Equity in income of subsidiaries	(28,756)	(31,027)	(20,274)
Equity in (income) loss of discontinued operations	(88)	(790)	40,591
Change in assets and liabilities:
(Increase) decrease in prepaid and other assets	(4,309)	199	(120)
Increase in accounts payable, accrued liabilities and income taxes payable	4,609	17,640	4,060
Other changes, net	1,066	4,757	(4,036)

Net cash provided by (used in) operating activities	(10,163)	3,556	(11,977)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(720)	(372)	(46)
Acquired business, net of cash acquired	(167,950)	—	—
Advances from subsidiaries	—	—	42,000
Distribution from subsidiaries	10,000	10,000	60,000

Net cash provided by (used in) investing activities	(158,670)	9,628	101,954
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares from rights offering	2,823	7,257	241,344
Purchase of shares for treasury	—	—	(579)
Proceeds from issuance of long-term debt	100,000	4,370	630
Payments of long-term debt	(79,473)	(43,885)	(76,417)
Financing costs	(4,278)	(541)	(7,111)
Purchase of ESOP shares	—	(4,370)	—
Exercise of stock options	343	—	—
Tax benefit from vesting of restricted stock	325	217	3
Capital contribution	—	(676)	(4,067)
Other, net	182	401	139

Net cash provided by (used in) financing activities	19,922	(37,227)	153,942

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(148,911)	(24,043)	243,919
CASH AND EQUIVALENTS AT BEGINNING OF YEAR	223,511	247,554	3,635

CASH AND EQUIVALENTS AT END OF YEAR	$74,600	$223,511	$247,554

SCHEDULE II

GRIFFON CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED SEPTEMBER 30, 2010, 2009 AND 2008

(in thousands)

Description	Balance at Beginning of Year	Acquired By Purchase	Recorded to Cost and Expense	Accounts Written Off, net	Other	Balance at End of Year
FOR THE YEAR ENDED SEPTEMBER 30, 2010
Allowance for Doubtful Accounts
Bad debts	$3,138	$521	$2,431	$(996)	$(3)	$5,091
Sales returns and allowances	1,319	—	430	(258)	(1)	1,490

	$4,457	$521	$2,861	$(1,254)	$(4)	$6,581

Inventory valuation	$11,178	$1,187	$4,904	$(4,017)	$(111)	$13,141

Deferred tax valuation allowance	$4,726	$9,971	$372	$—	$—	$15,069

OR THE YEAR ENDED SEPTEMBER 30, 2009
Allowance for Doubtful Accounts
Bad debts	$3,675	$—	$628	$(1,210)	$45	$3,138
Sales returns and allowances	1,934	—	(247)	(385)	17	1,319

	$5,609	$—	$381	$(1,595)	$62	$4,457

Inventory valuation	$10,315	$—	$5,549	$(4,725)	$39	$11,178

Deferred tax valuation allowance	$8,040	$—	$(3,314)	$—	$—	$4,726

FOR THE YEAR ENDED SEPTEMBER 30, 2008
Allowance for Doubtful Accounts
Bad debts	$3,834	$—	$1,257	$(1,407)	$(9)	$3,675
Sales returns and allowances	2,503	—	(157)	(415)	3	1,934

	$6,337	$—	$1,100	$(1,822)	$(6)	$5,609

Inventory valuation	$10,231	$—	$4,862	$(4,834)	$56	$10,315

Deferred tax valuation allowance	$3,841	$—	$4,199	$—	$—	$8,040

Note:    This Schedule II is for continuing operations only.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

Evaluation and Disclosure Controls and Procedures

        Griffon's management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of Griffon's disclosure controls and procedures, as defined by Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, Griffon's disclosure controls and procedures were effective to ensure that information required to be disclosed by Griffon in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control over Financial Reporting

        Griffon's management is responsible for establishing and maintaining adequate internal control over financial reporting. Griffon's internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Griffon's financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of Griffon's internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management, under the supervision and with the participation of Griffon's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of Griffon's internal control over financial reporting as of September 30, 2010 and concluded that it is effective.

        In making its assessment of internal control over financial reporting as of September 30, 2010, management has excluded ATT which became a wholly-owned subsidiary of Griffon in a purchase business combination on September 30, 2010. Accordingly, ATT's financial results are not included in Griffon's consolidated statements of operations and cash flows for the year ended September 30, 2010, and their total assets constitute 43% of Griffon's consolidated total assets as of September 30, 2010.

        Griffon's independent registered public accounting firm, Grant Thornton LLP, has audited the effectiveness of Griffon's internal control over financial reporting as of September 30, 2010, and has expressed an unqualified opinion in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Controls

        There were no changes in Griffon's internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the fourth quarter of the year ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

Inherent Limitations on the Effectiveness Controls

        Griffon's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Griffon's internal control over financial reporting includes those policies and procedures that:

  (i)
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of Griffon's assets;

  (ii)
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that Griffon's receipts and expenditures are being made only in accordance with authorizations of Griffon's management and directors; and

  (iii)
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Griffon's assets that could have a material effect on the financial statements.

        Management, including Griffon's Chief Executive Officer and Chief Financial Officer, does not expect that Griffon's internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods is subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
 Griffon Corporation

        We have audited Griffon Corporation (a Delaware corporation) and subsidiaries' (the "Company") internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company's internal control over financial reporting does not include internal control over financial reporting of Ames True Temper, Inc. ("ATT"), which became a wholly-owned subsidiary of the Company on September 30, 2010, whose financial results are not included in the Company's consolidated statements of operations and cash flows for the year ended September 30, 2010 and whose total assets constitute 43% of the Company's consolidated total assets as of September 30, 2010. As indicated in Management's Report, ATT was acquired on September 30, 2010 and therefore, management's assertion on the effectiveness of the Company's internal control over financial reporting excluded internal control over financial reporting of ATT.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Griffon Corporation and subsidiaries as of September 30, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended September 30, 2010 and our report dated November 17, 2010 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

New York, New York
November 17, 2010

Item 9B.    Other Information

        None

PART III

        The information required by Part III: Item 10, Directors, and Executive Officers and Corporate Governance; Item 11, Executive Compensation; Item 13, Certain Relationships and Related Transactions and Director Independence; and Item 14, Principal Accountant Fees and Services is included in and incorporated by reference to Griffon's definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in January, 2011, to be filed with the Securities and Exchange Commission within 120 days following the end of Griffon's year ended September 30, 2010. Information relating to the executive officers of the Registrant appears under Item 1 of this report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 is included in and incorporated by reference to Griffon's definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in January, 2011.

        The following sets forth information relating to Griffon's equity compensation plans as of September 30, 2010:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (Excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	1,290,870	$15.13	2,688,492
Equity compensation plans not approved by security holders(2)	253,351	16.85	—

(1)
Excludes restricted shares issued in connection with Griffon's equity compensation plans. The total reflected in Column (c) includes 2,418,000 shares available for grant as stock options under the Incentive Plan; however, because the number of shares available under the Incentive Plan is reduced by a factor of two-to-one for awards other than stock options, this number would be reduced to 1,209,000 if all available shares under the Incentive Plan were issued as restricted stock. Accordingly, if all grants under the Incentive Plan were made as restricted stock, the total in Column (c) would be reduced to 1,479,492. As of September 30, 2010, 2,231,524 unvested shares of restricted stock have been awarded under Griffon's equity compensation plans and remain subject to certain forfeiture conditions.

(2)
Griffon's 1998 Employee and Director Stock Option Plan is the only option plan which was not approved by Griffon's stockholders. The Employee and Director Stock Option Plan expired in February 2008.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements—Covered by Report of Independent Registered Public Accounting Firm
	(A)	Consolidated Balance Sheets at September 30, 2010 and 2009
	(B)	Consolidated Statements of Operations for the Fiscal Years Ended September 30, 2010, 2009 and 2008
	(C)	Consolidated Statements of Cash Flows for the Fiscal Years Ended September 30, 2010, 2009 and 2008
	(D)	Consolidated Statements of Shareholders' Equity and Comprehensive Income for the Fiscal Years Ended September 30, 2010, 2009 and 2008
	(E)	Notes to the Consolidated Financial Statements
	(2)	Financial Statement Schedules—Covered by Report of Independent Registered Public Accounting Firm
Schedule I—Condensed Financial Information of Registrant
Schedule II—Valuation and Qualifying Accounts
All other schedules are not required and have been omitted.
	(3)	Exhibits—see (b) below
  (b)
  Exhibits:

Exhibit No.
2.1	Stock Purchase Agreement, dated July 19, 2010, among CHATT Holdings LLC, CHATT Holdings Inc., Clopay Acquisition Corp. and, solely for the purposes of Section 7.09, Griffon Corporation (Exhibit 2.1 to Current Report on Form 8-K filed July 23, 2010 (Commission File No. 1-06620))
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
4.2
Indenture, dated as of June 22, 2004, between the Registrant and American Stock Transfer and Trust Company, including the form of note. (Exhibit 4.3 to Annual Report on Form 10-K for the year ended September 30, 2004 (Commission File No. 1-06620))
4.3
Irrevocable Election Letter related to Indenture dated as of June 22, 2004 between the Registrant and American Stock Transfer and Trust Company (Exhibit 4.4 to Annual Report on Form 10-K for the year ended September 30, 2004 (Commission File No. 1-06620))
4.4
Indenture, dated December 21, 2009, between Griffon Corporation and American Stock Transfer & Trust Company, LLC (Exhibit 4.1 to Current Report on Form 8-K filed December 21, 2009 (Commission File No. 1-06620))

Exhibit No.
10.1	Employment Agreement dated as of July 1, 2001 between the Registrant and Harvey R. Blau (Exhibit 10.1 of Current Report on Form 8-K filed May 18, 2001 (Commission File No. 1-06620))
10.2	Employment Agreement dated as of July 1, 2001 between the Registrant and Robert Balemian (Exhibit 10.2 of Current Report on Form 8-K file May 18, 2001 (Commission File No. 1-06620))
10.3
Form of Trust Agreement between the Registrant and Wachovia Bank, National Association, as Trustee, dated October 2, 2006, relating to Griffon's Employee Stock Ownership Plan (Exhibit 10.3 to Annual Report on Form 10-K for the year ended September 30, 2006 (Commission File No. 1-06620))
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
10.14	Non-Qualified Stock Option Agreement (Exhibit 4.1 of Form S-8 Registration Statement No. 333-131737)
10.15	Griffon Corporation 2006 Equity Incentive Plan, as amended (Exhibit 10.1 of Quarterly Report on Form 10-Q for the period ended December 31, 2008 (Commission File No. 1-06620))
10.16	Amendment No. 2 to Employment Agreement, dated July 18, 2006 between the Registrant and Harvey R. Blau (Exhibit 10.1 to Current Report on Form 8-K filed July 21, 2006 (Commission File No. 1-06620))
10.17	Severance agreement, dated July 18, 2006 between the Registrant and Patrick Alesia (Exhibit 10.2 to Current Report on Form 8-K filed July 21, 2006 (Commission File No. 1-06620))
10.18	Supplemental Executive Retirement Plan as amended through July 18, 2006 (Exhibit 10.3 to Current Report on Form 8-K filed July 21, 2006 (Commission File No. 1-06620))
10.19	Griffon Corporation 2006 Performance Bonus Plan (Exhibit 10.2 to Current Report on Form 8-K filed February 17, 2006 (Commission File No. 1-06620))

Exhibit No.
10.20	Form of Restricted Stock Award Agreement under the Griffon Corporation 2006 Equity Incentive Plan (Exhibit 10.3 to Current Report on Form 8-K/A filed July 31, 2006 (Commission File No. 1-06620))
10.21	Amendment No. 3 to Employment Agreement, dated August 3, 2007, between the Registrant and Harvey R. Blau (Exhibit 10.1 to Current Report on Form 8-K filed August 6, 2007 (Commission File No. 1-06620))
10.22
Amendment No. 1 to the Severance Agreement, dated August 3, 2007, between the Registrant and Patrick L. Alesia (Exhibit 10.2 to Current Report on Form 8-K filed August 6, 2007 (Commission File No. 1-06620))
10.23
Amendment No. 1 to the Amended and Restated Supplemental Executive Retirement Plan dated August 3, 2007 (Exhibit 10.3 to the Current Report on Form 8-K filed August 6, 2007 (Commission File No. 1-06620))
10.24	Investment Agreement, dated August 7, 2008, between Griffon Corporation and GS Direct, L.L.C. (Exhibit 10.1 to the Current Report on Form 8-K filed August 13, 2008 (Commission File No. 1-06620))
10.25
Credit Agreement, dated as of March 31, 2008, among Telephonics Corporation, Gritel Holding Co., Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 10.1 to the Current Report on Form 8-K filed April 4, 2008 (Commission File No. 1-06620))
10.26
Guarantee and Collateral Agreement, dated as of March 31, 2008, made by Gritel Holding Co., Inc. and Telephonics Corporation in favor of JPMorgan Chase Bank, N.A. (Exhibit 10.2 to the Current Report on Form 8-K filed April 4, 2008 (Commission File No. 1-06620))
10.27	Employment Agreement, dated March 16, 2008, between the Registrant and Ronald J. Kramer. (Exhibit 10.1 to the Current Report on Form 8-K filed March 20, 2008 (Commission File No. 1-06620))
10.28
Employment Agreement dated August 6, 2009, between the Registrant and Douglas J. Wetmore (Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (Commission File No. 1-06620))
10.29
Purchase Agreement, dated December 16, 2009, between Griffon Corporation and Goldman, Sachs & Co., as representative for the purchasers named therein (Exhibit 10.1 to Current Report on Form 8-K filed December 21, 2009 (Commission File No. 1-06620)).
10.30	Offer Letter Agreement, dated April 27, 2010 between the Company and Seth L. Kaplan (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (Commission File No. 1-06620))
10.31	Severance Agreement, dated April 27, 2010 between the Company and Seth L. Kaplan (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (Commission File No. 1-06620))
10.32
Credit and Guarantee Agreement, dated as of September 30, 2010, by and among Clopay Ames True Temper Holding Corp., Clopay Ames True Temper LLC, certain subsidiaries of Clopay Ames True Temper Holding Corp. party thereto, the Lenders party thereto, Goldman Sachs Lending Partners LLC, as Administrative Agent, Collateral Agent, Lead Arranger, Lead Bookrunner and Syndication Agent and Deutsche Bank Securities Inc., as Lead Arranger, Lead Bookrunner and Syndication Agent (Exhibit 10.1 to Current Report on Form 8-K filed October 1, 2010 (Commission File No. 1-06620))

Exhibit No.
10.33	Amended and Restated Credit Agreement, dated as of September 30, 2010, by and among Clopay Ames True Temper Holding Corp., Clopay Ames True Temper LLC, certain subsidiaries of Clopay Ames True Temper Holding Corp. party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities LLC, as Joint Lead Arranger, Joint Bookrunner and Co-Syndication Agent and Deutsche Bank Securities Inc., as Joint Lead Arranger, Joint Bookrunner and Co-Syndication Agent (Exhibit 10.2 to Current Report on Form 8-K filed October 1, 2010 (Commission File No. 1-06620))
10.34
Amended and Restated Pledge and Security Agreement, dated as of September 30, 2010, by and among Clopay Ames True Temper LLC, Clopay Ames True Temper Holding Corp., certain subsidiaries of Clopay Ames True Temper Holding Corp. party thereto and JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the Secured Parties referred to therein (Exhibit 10.3 to Current Report on Form 8-K filed October 1, 2010 (Commission File No. 1-06620))
10.35
Pledge and Security Agreement, dated as of September 30, 2010, by and among Clopay Ames True Temper LLC, Clopay Ames True Temper Holding Corp., certain subsidiaries of Clopay Ames True Temper Holding Corp. party thereto, and Goldman Sachs Lending Partners LLC, in its capacity as Collateral Agent for the Secured Parties referred to therein (Exhibit 10.4 to Current Report on Form 8-K filed October 1, 2010 (Commission File No. 1-06620))
10.36
Intercreditor Agreement, dated as of September 30, 2010, among JPMorgan Chase Bank, N.A., as Administrative Agent for the ABL Secured Parties referred to therein, Goldman Sachs Lending Partners LLC, as Administrative Agent and Collateral Agent for the Term Loan Secured (Exhibit 10.5 to Current Report on Form 8-K filed October 1, 2010 (Commission File No. 1-06620))
14	Code of Ethics for Senior Financial Officers (Exhibit 14 to Annual Report on Form 10-K for the year ended September 30, 2003 (Commission File No. 1-06620))
21
The following lists Griffon's significant subsidiaries all of which are wholly-owned by Griffon. The names of certain subsidiaries which do not, when considered in the aggregate, constitute a significant subsidiary, have been omitted.

Name of Subsidiary	State of Incorporation
Clopay Corporation	Delaware
Telephonics Corporation	Delaware
Ames True Temper, Inc.	Delaware

23*	Consent of Grant Thornton LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 USC Section 1350.

*
Filed herewith. All other exhibits are incorporated herein by reference to the exhibit indicated in the parenthetical references.

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Griffon has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of November 2010.

GRIFFON CORPORATION
By:	/s/ RONALD J. KRAMER Ronald J. Kramer, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 17, 2010 by the following persons on behalf of the Registrant in the capacities indicated:

/s/ HARVEY R. BLAU Harvey R. Blau	Chairman of the Board
/s/ RONALD J. KRAMER Ronald J. Kramer	Chief Executive Officer (Principal Executive Officer)
/s/ DOUGLAS J. WETMORE Douglas J. Wetmore	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ BRIAN G. HARRIS Brian G. Harris	Chief Accounting Officer (Principal Accounting Officer)
/s/ HENRY A. ALPERT Henry A. Alpert	Director
/s/ BERTRAND M. BELL Bertrand M. Bell	Director
/s/ GERALD J. CARDINALE Gerald J. Cardinale	Director
/s/ BLAINE V. FOGG Blaine V. Fogg	Director
/s/ BRADLEY J. GROSS Bradley J. Gross	Director

/s/ ROBERT G. HARRISON Robert G. Harrison	Director
/s/ DONALD J. KUTYNA Donald J. Kutyna	Director
/s/ JAMES A. MITAROTONDA James A. Mitarotonda	Director
/s/ MARTIN S. SUSSMAN Martin S. Sussman	Director
/s/ WILLIAM H. WALDORF William H. Waldorf	Director
/s/ JOSEPH J. WHALEN Joseph J. Whalen	Director

 EXHIBIT INDEX

Exhibit No.
2.1	Stock Purchase Agreement, dated July 19, 2010, among CHATT Holdings LLC, CHATT Holdings Inc., Clopay Acquisition Corp. and, solely for the purposes of Section 7.09, Griffon Corporation (Exhibit 2.1 to Current Report on Form 8-K filed July 23, 2010 (Commission File No. 1-06620)).
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
4.2
Indenture, dated as of June 22, 2004, between the Registrant and American Stock Transfer and Trust Company, including the form of note. (Exhibit 4.3 to Annual Report on Form 10-K for the year ended September 30, 2004 (Commission File No. 1-06620))
4.3
Irrevocable Election Letter related to Indenture dated as of June 22, 2004 between the Registrant and American Stock Transfer and Trust Company (Exhibit 4.4 to Annual Report on Form 10-K for the year ended September 30, 2004 (Commission File No. 1-06620))
4.4
Indenture, dated December 21, 2009, between Griffon Corporation and American Stock Transfer & Trust Company, LLC (Exhibit 4.1 to Current Report on Form 8-K filed December 21, 2009 (Commission File No. 1-06620)).
10.1	Employment Agreement dated as of July 1, 2001 between the Registrant and Harvey R. Blau (Exhibit 10.1 of Current Report on Form 8-K filed May 18, 2001 (Commission File No. 1-06620))
10.2	Employment Agreement dated as of July 1, 2001 between the Registrant and Robert Balemian (Exhibit 10.2 of Current Report on Form 8-K file May 18, 2001 (Commission File No. 1-06620))
10.3
Form of Trust Agreement between the Registrant and Wachovia Bank, National Association, as Trustee, dated October 2, 2006, relating to Griffon's Employee Stock Ownership Plan (Exhibit 10.3 to Annual Report on Form 10-K for the year ended September 30, 2006 (Commission File No. 1-06620))
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

Exhibit No.
10.12	1998 Stock Option Plan (Exhibit 4.1 of Form S-8 Registration Statement No. 333-62319)
10.13
Amendment to Employment Agreement between the Registrant and Harvey R. Blau dated August 8, 2003 (Exhibit 10.1 of Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 1-06620))
10.14	Non-Qualified Stock Option Agreement (Exhibit 4.1 of Form S-8 Registration Statement No. 333-131737)
10.15	Griffon Corporation 2006 Equity Incentive Plan, as amended (Exhibit 10.1 of Quarterly Report on Form 10-Q for the period ended December 31, 2008 (Commission File No. 1-06620))
10.16	Amendment No. 2 to Employment Agreement, dated July 18, 2006 between the Registrant and Harvey R. Blau (Exhibit 10.1 to Current Report on Form 8-K filed July 21, 2006 (Commission File No. 1-06620))
10.17	Severance agreement, dated July 18, 2006 between the Registrant and Patrick Alesia (Exhibit 10.2 to Current Report on Form 8-K filed July 21, 2006 (Commission File No. 1-06620))
10.18	Supplemental Executive Retirement Plan as amended through July 18, 2006 (Exhibit 10.3 to Current Report on Form 8-K filed July 21, 2006 (Commission File No. 1-06620))
10.19	Griffon Corporation 2006 Performance Bonus Plan (Exhibit 10.2 to Current Report on Form 8-K filed February 17, 2006 (Commission File No. 1-06620))
10.20	Form of Restricted Stock Award Agreement under the Griffon Corporation 2006 Equity Incentive Plan (Exhibit 10.3 to Current Report on Form 8-K/A filed July 31, 2006 (Commission File No. 1-06620))
10.21	Amendment No. 3 to Employment Agreement, dated August 3, 2007, between the Registrant and Harvey R. Blau (Exhibit 10.1 to Current Report on Form 8-K filed August 6, 2007 (Commission File No. 1-06620))
10.22
Amendment No. 1 to the Severance Agreement, dated August 3, 2007, between the Registrant and Patrick L. Alesia (Exhibit 10.2 to Current Report on Form 8-K filed August 6, 2007 (Commission File No. 1-06620))
10.23
Amendment No. 1 to the Amended and Restated Supplemental Executive Retirement Plan dated August 3, 2007 (Exhibit 10.3 to the Current Report on Form 8-K filed August 6, 2007 (Commission File No. 1-06620))
10.24	Investment Agreement, dated August 7, 2008, between Griffon Corporation and GS Direct, L.L.C. (Exhibit 10.1 to the Current Report on Form 8-K filed August 13, 2008 (Commission File No. 1-06620))
10.25
Credit Agreement, dated as of March 31, 2008, among Telephonics Corporation, Gritel Holding Co., Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 10.1 to the Current Report on Form 8-K filed April 4, 2008 (Commission File No. 1-06620))
10.26
Guarantee and Collateral Agreement, dated as of March 31, 2008, made by Gritel Holding Co., Inc. and Telephonics Corporation in favor of JPMorgan Chase Bank, N.A. (Exhibit 10.2 to the Current Report on Form 8-K filed April 4, 2008 (Commission File No. 1-06620)).
10.27	Employment Agreement, dated March 16, 2008, between the Registrant and Ronald J. Kramer. (Exhibit 10.1 to the Current Report on Form 8-K filed March 20, 2008 (Commission File No. 1-06620))
10.28
Employment Agreement dated August 6, 2009, between the Registrant and Douglas J. Wetmore (Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (Commission File No. 1-06620))

Exhibit No.
10.29	Purchase Agreement, dated December 16, 2009, between Griffon Corporation and Goldman, Sachs & Co., as representative for the purchasers named therein (Exhibit 10.1 to Current Report on Form 8-K filed December 21, 2009 (Commission File No. 1-06620)).
10.30	Offer Letter Agreement, dated April 27, 2010 between the Company and Seth L. Kaplan (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (Commission File No. 1-06620)).
10.31	Severance Agreement, dated April 27, 2010 between the Company and Seth L. Kaplan (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (Commission File No. 1-06620)).
10.32
Credit and Guarantee Agreement, dated as of September 30, 2010, by and among Clopay Ames True Temper Holding Corp., Clopay Ames True Temper LLC, certain subsidiaries of Clopay Ames True Temper Holding Corp. party thereto, the Lenders party thereto, Goldman Sachs Lending Partners LLC, as Administrative Agent, Collateral Agent, Lead Arranger, Lead Bookrunner and Syndication Agent and Deutsche Bank Securities Inc., as Lead Arranger, Lead Bookrunner and Syndication Agent (Exhibit 10.1 to Current Report on Form 8-K filed October 1, 2010 (Commission File No. 1-06620)).
10.33
Amended and Restated Credit Agreement, dated as of September 30, 2010, by and among Clopay Ames True Temper Holding Corp., Clopay Ames True Temper LLC, certain subsidiaries of Clopay Ames True Temper Holding Corp. party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities LLC, as Joint Lead Arranger, Joint Bookrunner and Co-Syndication Agent and Deutsche Bank Securities Inc., as Joint Lead Arranger, Joint Bookrunner and Co-Syndication Agent (Exhibit 10.2 to Current Report on Form 8-K filed October 1, 2010 (Commission File No. 1-06620)).
10.34
Amended and Restated Pledge and Security Agreement, dated as of September 30, 2010, by and among Clopay Ames True Temper LLC, Clopay Ames True Temper Holding Corp., certain subsidiaries of Clopay Ames True Temper Holding Corp. party thereto and JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the Secured Parties referred to therein (Exhibit 10.3 to Current Report on Form 8-K filed October 1, 2010 (Commission File No. 1-06620)).
10.35
Pledge and Security Agreement, dated as of September 30, 2010, by and among Clopay Ames True Temper LLC, Clopay Ames True Temper Holding Corp., certain subsidiaries of Clopay Ames True Temper Holding Corp. party thereto, and Goldman Sachs Lending Partners LLC, in its capacity as Collateral Agent for the Secured Parties referred to therein (Exhibit 10.4 to Current Report on Form 8-K filed October 1, 2010 (Commission File No. 1-06620)).
10.36
Intercreditor Agreement, dated as of September 30, 2010, among JPMorgan Chase Bank, N.A., as Administrative Agent for the ABL Secured Parties referred to therein, Goldman Sachs Lending Partners LLC, as Administrative Agent and Collateral Agent for the Term Loan Secured (Exhibit 10.5 to Current Report on Form 8-K filed October 1, 2010 (Commission File No. 1-06620)).
14	Code of Ethics for Senior Financial Officers (Exhibit 14 to Annual Report on Form 10-K for the year ended September 30, 2003 (Commission File No. 1-06620))
21
The following lists Griffon's significant subsidiaries all of which are wholly-owned by Griffon. The names of certain subsidiaries which do not, when considered in the aggregate, constitute a significant subsidiary, have been omitted.

Name of Subsidiary	State of Incorporation
Clopay Corporation	Delaware
Telephonics Corporation	Delaware
Ames True Temper, Inc.	Delaware

23*	Consent of Grant Thornton LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 USC Section 1350.

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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
GRIFFON CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share data)
GRIFFON CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
GRIFFON CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
GRIFFON CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share data)
SCHEDULE I GRIFFON CORPORATION CONDENSED FINANCIAL INFORMATION OF REGISTRANT BALANCE SHEETS (in thousands)
SCHEDULE I (Continued) GRIFFON CORPORATION CONDENSED FINANCIAL INFORMATION OF REGISTRANT STATEMENTS OF OPERATIONS (in thousands)
SCHEDULE I (Continued) GRIFFON CORPORATION CONDENSED FINANCIAL INFORMATION OF REGISTRANT STATEMENTS OF CASH FLOWS (in thousands)
SCHEDULE II GRIFFON CORPORATION VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED SEPTEMBER 30, 2010, 2009 AND 2008 (in thousands)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PART III
PART IV
EXHIBIT INDEX