Form 10-Q
period 2010-12-31
GRIFFON CORP
filed 2011-02-03
CIK 50725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 62,552,893 shares of Common Stock as of January 31, 2011.

Griffon Corporation and Subsidiaries

Part I — Financial Information

Item 1 — Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	(Unaudited)
	At December 31, 2010	At September 30, 2010

CURRENT ASSETS
Cash and equivalents	$138,407	$169,802
Accounts receivable, net of allowances of $6,410 and $6,581	224,277	252,029
Contract costs and recognized income not yet billed, net of progress payments of $4,105 and $1,423	60,813	63,155
Inventories, net	282,096	268,801
Prepaid and other current assets	61,387	55,782
Assets of discontinued operations	1,538	1,079
Total Current Assets	768,518	810,648
PROPERTY, PLANT AND EQUIPMENT, net	320,726	314,926
GOODWILL	356,966	357,221
INTANGIBLE ASSETS, net	229,675	233,011
OTHER ASSETS	28,895	27,907
ASSETS OF DISCONTINUED OPERATIONS	5,088	5,803
Total Assets	$1,709,868	$1,749,516

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$24,862	$20,901
Accounts payable	176,461	185,165
Accrued liabilities	77,319	124,700
Liabilities of discontinued operations	4,388	4,289
Total Current Liabilities	283,030	335,055
LONG-TERM DEBT, net of debt discount of $29,626 and $30,650	513,880	503,935
OTHER LIABILITIES	194,318	191,365
LIABILITIES OF DISCONTINUED OPERATIONS	7,358	8,446
Total Liabilities	998,586	1,038,801
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	711,282	710,715
Total Liabilities and Shareholders’ Equity	$1,709,868	$1,749,516

GRIFFON CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

							ACCUMULATED
			CAPITAL IN				OTHER	DEFERRED
	COMMON STOCK		EXCESS OF	RETAINED	TREASURY SHARES		COMPREHENSIVE	ESOP
(in thousands)	SHARES	PAR VALUE	PAR VALUE	EARNINGS	SHARES	COST	INCOME (LOSS)	COMPENSATION	Total

Balance at 9/30/2010	72,385	$18,096	$461,504	$431,584	12,466	$(213,560)	$17,582	$(4,491)	$710,715

Net income (loss)	—	—	—	(1,680)	—	—	—	—	(1,680)
Common stock issued for options exercised	3	1	19	—	—	—	—	—	20
Tax benefit from the exercise of stock options	—	—	5	—	—	—	—	—	5
Amortization of deferred compensation	—	—	—	—	—	—	—	187	187
ESOP distribution of common stock	—	—	80	—	—	—	—	—	80
Stock-based compensation	—	—	2,023	—	—	—	—	—	2,023
Change in fair value of interest rate swap, net of tax	—	—	—	—	—	—	(48)	—	(48)
Translation of foreign financial statements	—	—	—	—	—	—	(445)	—	(445)
Pension other comprehensive income amort, net of tax	—	—	—	—	—	—	425	—	425
Balance at 12/31/2010	72,388	$18,097	$463,631	$429,904	12,466	$(213,560)	$17,514	$(4,304)	$711,282

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,
	2010	2009
Revenue	$414,402	$305,157
Cost of goods and services	326,543	234,876
Gross profit	87,859	70,281

Selling, general and administrative expenses	80,445	61,961
Restructuring and other related charges	1,393	1,011
Total operating expenses	81,838	62,972

Income from operations	6,021	7,309

Other income (expense)
Interest expense	(11,223)	(2,970)
Interest income	69	62
Loss from debt extinguishment, net	—	(18)
Other, net	2,085	627
Total other income (expense)	(9,069)	(2,299)

Income (loss) before taxes and discontinued operations	(3,048)	5,010
Provision (benefit) for income taxes	(1,368)	830
Income (loss) from continuing operations	(1,680)	4,180

Discontinued operations:
Income from operations of the discontinued Installation Services business	—	170
Provision for income taxes	—	59
Income from discontinued operations	—	111
Net income (loss)	$(1,680)	$4,291

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.03)	$0.07
Income from discontinued operations	0.00	0.00
Net income (loss)	(0.03)	0.07

Weighted-average shares outstanding	59,274	58,836

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.03)	$0.07
Income from discontinued operations	0.00	0.00
Net income (loss)	(0.03)	0.07

Weighted-average shares outstanding	59,274	59,599

Note:  Due to rounding, the sum of earnings per share of Continuing operations and Discontinued operations may not equal earnings per share of Net income.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,680)	$4,291
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Income from discontinued operations	—	(111)
Depreciation and amortization	13,825	9,918
Fair value write-up of acquired inventory sold	11,364	—
Stock-based compensation	2,023	1,430
Provision for losses on account receivable	266	514
Amortization/write-off of deferred financing costs and debt discounts	1,845	1,196
Loss from debt extinguishment, net	—	18
Deferred income taxes	(2,582)	(4,597)
Change in assets and liabilities, net of assets and liabilities acquired:
Decrease in accounts receivable and contract costs and recognized income not yet billed	29,952	7,060
(Increase) decrease in inventories	(24,316)	2,254
Increase in prepaid and other assets	(3,850)	(1,388)
Decrease in accounts payable, accrued liabilities and income taxes payable	(50,724)	(18,107)
Other changes, net	62	185
Net cash provided by (used in) operating activities	(23,815)	2,663

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(17,930)	(10,010)
Acquired business, net of cash acquired	(855)	—
Funds restricted for capital projects	1,283	—
Increase in equipment lease deposits	(1,141)	(28)
Net cash used in investing activities	(18,643)	(10,038)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	47,974	100,000
Payments of long-term debt	(35,234)	(32,513)
Financing costs	(1,708)	(4,057)
Exercise of stock options	20	143
Tax benefit from exercise of options/vesting of restricted stock	7	43
Other, net	(12)	24
Net cash provided by financing activities	11,047	63,640

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities	(367)	(111)
Net cash used in discontinued operations	(367)	(111)

Effect of exchange rate changes on cash and equivalents	383	(643)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(31,395)	55,511
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	169,802	320,833
CASH AND EQUIVALENTS AT END OF PERIOD	$138,407	$376,344

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(Unaudited)

(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)

NOTE 1 — DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

About Griffon Corporation

Griffon Corporation (the “Company” or “Griffon”), is a diversified management and holding company that conducts business through wholly-owned subsidiaries.  Griffon oversees the operations of its subsidiaries, allocates resources among them and manages their capital structures.  Griffon provides direction and assistance to its subsidiaries in connection with acquisition and growth opportunities as well as in connection with divestitures.  Griffon, to further diversify, also seeks out, evaluates and, when appropriate, will acquire additional businesses that offer potentially attractive returns on capital.

Headquartered in New York, N.Y., Griffon was incorporated in New York in 1959, and reincorporated in Delaware in 1970.

Griffon operates through three business segments: Home & Building Products, Telephonics Corporation and Clopay Plastic Products Company.

•                  Home & Building Products consists of:

-                    Clopay Building Products Company (“CBP”), a leading manufacturer and marketer of residential, commercial and industrial garage doors to professional installing dealers and major home center retail chains.

-                    Ames True Temper, Inc. (“ATT”), acquired by Griffon on September 30, 2010, is a global provider of non-powered landscaping products that make work easier for homeowners and professionals.  Due to the timing of the acquisition, none of ATT’s 2010 results of operations were included in Griffon’s results for the year ended September 30, 2010.

•                  Telephonics Corporation (“Telephonics”) designs, develops and manufactures high-technology integrated information, communication and sensor system solutions to military and commercial markets worldwide.

•                  Clopay Plastic Products Company (“Plastics”), an international leader in the development and production of embossed, laminated and printed specialty plastic films used in a variety of hygienic, health-care and industrial applications.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements. As such, they should be read with reference to Griffon’s Annual Report on Form 10-K for the year ended September 30, 2010, which provides a more complete explanation of Griffon’s accounting policies, financial position, operating results, business properties and other matters. In the opinion of management, these financial statements reflect all adjustments considered necessary for a fair statement of interim results. The results of operations of any interim period are not necessarily indicative of the results for the full year.

The unaudited condensed consolidated balance sheet information at September 30, 2010 was derived from the audited financial statements included in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2010.

The consolidated financial statements include the accounts of Griffon Corporation and all subsidiaries. Intercompany accounts and transactions are eliminated on consolidation.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods.  These estimates may be adjusted due to changes in economic, industry or customer financial conditions, as well as changes in technology or demand.  Significant estimates include revenue recorded using a percentage of completion, allowances for doubtful accounts receivable and returns, net realizable value of inventories, restructuring reserves, valuation of goodwill and intangible assets, pension assumptions, useful lives associated with depreciation and amortization of intangible and fixed assets, warranty reserves, sales incentive accruals, stock based compensation assumptions, income taxes and tax valuation reserves, environmental reserves, legal reserves, insurance reserves, fair value of hedges and the valuation of discontinued assets and liabilities, and the accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions Griffon may undertake in the future. Actual results may ultimately differ from these estimates.

NOTE 2 — FAIR VALUE MEASUREMENTS

The carrying values of cash and equivalents, accounts receivable, accounts and notes payable and revolving credit debt approximate fair value due to either the short-term nature of such instruments or the fact that the interest rate of the revolving credit debt is based upon current market rates.

The fair value of Griffon’s 2017 4% convertible notes’ fair value approximated $108,500 on December 31, 2010, based upon quoted market prices (level 1 inputs).

The fair value of Griffon’s $370,313 term loan’s fair value approximated $372,000 on December 31, 2010, based upon quoted market prices (level 1 inputs).

Items Measured at Fair Value on a Recurring Basis

On November 30, 2010, Clopay Ames, as required under the Term Loan agreement, entered into an interest rate swap on a notional amount of $200,000 of the Term Loan.  The agreement matures on September 30, 2013 and fixes the LIBOR component of the Term Loan interest rate at 2.085% for the notional amount of the swap.  The swap qualifies for hedge accounting and a $48 liability was recorded at December 31, 2010, with the offset to other comprehensive income, for its fair value.

Insurance contracts with a value of $4,634 and trading securities with a value of $9,778 at December 31, 2010, are measured and recorded at fair value based upon quoted prices in active markets for identical assets (level 1 inputs).

NOTE 3 — ACQUISITION

On September 30, 2010, Griffon purchased all of the outstanding stock of CHATT Holdings, Inc. (“ATT Holdings”), the parent of ATT, on a cash and debt-free basis, for $542,000 in cash, subject to certain adjustments (the “Purchase Price”).  ATT is a global provider of non-powered lawn and garden tools, wheelbarrows, and other outdoor work products to the retail and professional markets.  ATT’s brands include Ames®, True Temper®, Ames True Temper®, Garant®, Union Tools®, Razor-back®, Jackson®, Hound Dog® and Dynamic DesignTM.  ATT’s brands hold the number one or number two market position in their respective major product categories.  The acquisition of ATT expands Griffon’s position in the home and building products market and provides Griffon the opportunity to recognize synergies with its other businesses.

In connection with the ATT acquisition, Clopay Ames True Temper Holding Corp. (“Clopay Ames”), a subsidiary of Griffon, entered into a $375,000 secured term loan facility (“Term Loan”) and a new $125,000 Asset Based Lending Agreement (“New ABL”).  The acquisition, including all related transaction costs, was funded by proceeds of the Term Loan, $25,000 drawn under the New ABL, and $168,000 of Griffon cash.  ATT’s previous outstanding debt was defeased in connection with the acquisition.

The purchase of ATT occurred on September 30, 2010.  Accordingly, ATT’s results of operations are not included in Griffon’s consolidated statements of operations or cash flows, or related footnotes for any period presented prior to September 30, 2010, except where explicitly stated as pro-forma results.  Griffon’s consolidated balance sheet at September 30, 2010 and related footnotes include ATT’s balances at that date.  The accounts of the acquired company, after adjustments to reflect fair market values assigned to assets and liabilities, have been included in Griffon’s consolidated financial statements from date of acquisition.

The following table summarizes estimated fair values of assets acquired and liabilities assumed as of the date of acquisition, and the amounts assigned to goodwill and intangible assets:

2010
Current assets, net of cash acquired	$195,214
PP&E	72,918
Goodwill	261,064
Intangibles	203,290
Other assets	1,124
Total assets acquired	733,610
Total liabilities assumed	(191,610)
Net assets acquired	$542,000

Amounts assigned to goodwill and major intangible asset classifications are as follows:

	2010	Amortization Period (Years)
Goodwill (non-deductible)	$261,064	N/A
Tradenames (non-deductible)	76,090	Indefinite
Customer relationships (non-deductible)	127,200	25
	$464,354

Pro Forma Information

The following unaudited pro forma information illustrates the effect on Griffon’s revenue and net earnings for the three-month period ended December 31, 2009, assuming the acquisition of ATT took place on October 1, 2009.

Three Months Ended December 31,
2009
Revenue from continuing operations:
As reported	$305,157
Pro forma	396,286
Net earnings from continuing operations:
As reported	$4,180
Pro forma	6,208
Diluted earnings per share from continuing operations:
As reported	$0.07
Pro forma	0.10

Average shares - Diluted	59,599

The pro forma results of operations have been prepared for comparative purposes only and include certain adjustments to actual financial results, such as imputed financing costs, and estimated amortization and depreciation expense as a result of intangibles and fixed assets acquired, measured at fair value.  They do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated or that may result in the future.

During the 2011 first quarter, Plastics purchased a business in Shanghai, China for $855.  The purchase price was primarily allocated to fixed assets.

NOTE 4 — INVENTORIES

Inventories, stated at the lower of cost (first-in, first-out or average) or market, were comprised of the following:

	At December 31,	At September 30,
	2010	2010
Raw materials and supplies	$80,477	$64,933
Work in process	70,660	69,107
Finished goods	130,959	134,761
Total	$282,096	$268,801

NOTE 5 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment were comprised of the following:

	At December 31,	At September 30,
	2010	2010
Land, building and building improvements	$126,374	$126,785
Machinery and equipment	508,098	498,017
Leasehold improvements	38,655	33,455
	673,127	658,257
Accumulated depreciation and amortization	(352,401)	(343,331)
Total	$320,726	$314,926

No event or indicator of impairment occurred during the quarter ended December 31, 2010, which would require additional impairment testing of property, plant and equipment.

NOTE 6 — GOODWILL AND OTHER INTANGIBLES

The following table provides the changes in carrying value of goodwill by segment during the quarter ended December 31, 2010.

	At September 30, 2010	Other adjustments including currency translations	At December 31, 2010
Home & Building Products	$261,064	$—	$261,064
Telephonics	18,545	—	18,545
Clopay Plastic Products	77,612	(255)	77,357
Total	$357,221	$(255)	$356,966

No event or indicator of impairment occurred during the quarter ended December 31, 2010, which would require impairment testing of goodwill.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	At December 31, 2010			At September 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$155,330	$8,204	25	$155,798	$6,477
Unpatented technology	7,117	1,533	12	8,154	1,144
Total amortizable intangible assets	162,447	9,737	24	163,952	7,621
Trademarks	76,965	—		76,680	—
Total intangible assets	$239,412	$9,737		$240,632	$7,621

During the quarter ended December 31, 2010, Griffon reduced the carrying value of unpatented technology by approximately $1,400 due to the expiration of contingency agreements related to both the J-Tech Investments LLC and Short Range Radio asset purchases.

No event or indicator of impairment occurred during the quarter ended December 31, 2010, which would require impairment testing of long-lived intangible assets excluding goodwill.

NOTE 7 — INCOME TAXES

Griffon’s effective tax rate for continuing operations for the quarter ended December 31, 2010 was a benefit of 44.9%, compared to a provision of 16.6% in the prior year quarter.  The December 31, 2010 quarter effective tax rate reflected a change in earnings mix including the results of ATT which was acquired on September 30, 2010.  In addition, a tax benefit of $320 was recorded in connection with the retroactively extended research tax credit signed into law on December 22, 2010.  The December 31, 2009 quarter effective tax rate benefited from a change in the earnings mix, combined with tax planning with respect to non-U.S. operating locations, and a benefit arising on the filing of certain of Griffon’s tax returns in various jurisdictions.

Excluding the above discrete period items, the effective tax rate on continuing operations for the quarter ended December 31, 2010 would have been a benefit of 34.4%.  The effective tax rate for the quarter ended December 31, 2009, excluding the discrete period items, would have been a provision of 25.2%.

NOTE 8 — LONG-TERM DEBT

In connection with the ATT acquisition, Clopay Ames entered into the $375,000 secured Term Loan and the $125,000 New ABL.  The acquisition, including all related transaction costs, was funded by proceeds of the Term Loan, $25,000 drawn under the New ABL, and $168,000 of Griffon cash.  ATT’s previous outstanding debt was defeased in connection with the acquisition.

The Term Loan outstanding balance at December 31, 2010 was $370,313.

Clopay Ames has the option to select interest rates in respect of the loans under the Term Loan agreement based upon either the Base Rate or the Adjusted Eurodollar Rate (each as defined in the Term Loan agreement).  Interest on outstanding loans accrues at a rate of 6.00% per annum above the Adjusted Eurodollar Rate, subject to a Eurodollar floor of 1.75%, or 5.00% per annum above the Base Rate.  At December 31, 2010, the interest rate was 7.75%.

Fees and expenses for the Term Loan of $10,900 were capitalized in Other assets and an original issuer discount (“OID”) of $7,500 was recorded as a reduction of Long-term debt; both will amortize into interest expense over the 6 year life of the loan.  Including amortization of OID, capitalized financing costs and the swap, the effective interest rate of the Term Loan was 8.80% for the quarter.

Borrowings under the Term Loan agreement are guaranteed by Clopay Ames True Temper LLC (“Clopay LLC”), the

parent of Clopay Ames, and certain material domestic subsidiaries of Clopay Ames (collectively, the “Term Loan Guarantors”).  All obligations under the Term Loan agreement are secured by a first-priority security interest in substantially all of Clopay Ames’ assets and substantially all of the assets of the Term Loan Guarantors other than inventory, accounts receivable and cash of Clopay Ames and the Term Loan Guarantors, which collateralizes borrowings under the New ABL on a first-priority basis and borrowings under the Term Loan agreement on a second-priority basis.

The Term Loan agreement contains customary affirmative and negative covenants including, without limitation, restrictions on the following: indebtedness, liens, investments, asset dispositions, certain restricted payments, payment in respect of certain indebtedness, fundamental changes and certain acquisitions, changes in the nature of the business conducted, affiliate transactions, limitations on subsidiary distributions, modifications of constituent documents and debt agreements, capital expenditures, equity issuances and sale/leasebacks.  The covenants under the Term Loan agreement do not materially affect Griffon’s ability to undertake additional debt or equity financing for Griffon, the parent company, as the Term Loan agreement is at the subsidiary level and not guaranteed by Griffon.

Under the Term Loan agreement, Clopay Ames is required to maintain a certain minimum interest coverage ratio, defined as the ratio of EBIDTA to interest expense, which increases over time.  Clopay Ames is also required to keep its leverage ratio below a certain level, defined as the ratio of total debt to EBIDTA, which level decreases over time.

On September 30, 2010, Clopay Ames entered into the New ABL with JPMorgan Chase Bank, N.A. as administrative agent.  The New ABL replaced the credit agreement, dated as of June 24, 2008, by CBP and Plastics.  Fees and expenses for the New ABL of $3,700 were capitalized in Other assets and an OID of $625 was recorded as a reduction of Long-term debt; both will amortize into interest expense over the 5 year life of the facility.  A $1,111 charge to write-off previously capitalized financing costs related to the replaced credit agreement was recorded in September 2010.

The New ABL provides for a revolving credit facility in an aggregate principal amount equal to $125,000 (subject to customary borrowing base limitations) which includes a swingline facility with a sublimit of $12,500 and a letter of credit facility with a sublimit of $25,000.  Borrowings under the New ABL mature on September 30, 2015.  Loans under the New ABL may be repaid and reborrowed from time to time.  At December 31, 2010, $61,140 was outstanding under the New ABL.

Clopay Ames has the option to select interest rates in respect of the loans under the New ABL based upon either the Alternative Base Rate or the Adjusted LIBO Rate (each as defined in the New ABL).  Depending upon availability under the New ABL, interest on borrowings accrues at rates ranging from 1.25% to 1.75% per annum above the Alternative Base Rate or 2.25% to 2.75% per annum above the Adjusted LIBO Rate.  At December 31, 2010, the interest rate was 2.56% (LIBO).  Including amortization of OID, fees and capitalized financing costs, the effective interest rate was 5.37% for the quarter.

Borrowings under the New ABL are guaranteed by Clopay LLC and certain material domestic subsidiaries of Clopay Ames (the “New ABL Guarantors”) and are secured by a first-priority security interest on inventory, accounts receivable and cash of Clopay Ames and the New ABL Guarantors, and a second-priority security interest on substantially all of the other assets of such entities.

The New ABL contains customary affirmative and negative covenants, including without limitation, restrictions on the following: indebtedness, liens, investments, asset dispositions, certain restricted payments, payment in respect of certain indebtedness, fundamental changes and certain acquisitions, changes in the nature of the business conducted, affiliate transactions, limitations on subsidiary distributions, modifications of constituent documents and debt agreements, equity issuances and sale/leasebacks.  The covenants under the New ABL do not materially affect Griffon’s ability to undertake additional debt or equity financing for Griffon, the parent company, as the New ABL is at the subsidiary level and not guaranteed by Griffon.

Each of the Term Loan Agreement and the New ABL contain customary events of default, including without limitation, failure to make certain payments when due, materially incorrect representations and warranties, breach of covenants, events of bankruptcy, default on other indebtedness, changes in control with respect to Griffon and certain of its subsidiaries, and the failure of any of the loan documents to remain in full force and effect.

In March 2008, Telephonics entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which the lenders agreed to provide a five-year, revolving credit facility of $100,000 (the “TCA”). Borrowings under the TCA bear interest at rates based upon LIBOR or the prime rate and are collateralized by the stock and assets of Telephonics. At December 31, 2010, there were no borrowings under the line and approximately $94,465 was available for borrowing. At September 30, 2010, $30,000 was outstanding under the TCA.

The TCA and the New ABL include various sublimits for standby letters of credit. At December 31, 2010, there was approximately $18,738 of aggregate standby letters of credit outstanding under these credit facilities and $31,262 are available to be drawn.  Additionally, these agreements limit dividends and advances that these subsidiaries may pay to the parent.

In November 2010, Clopay Europe GMBH (“Clopay Europe”) and its subsidiaries entered into a €10,000 revolving credit facility and a €20,000 term loan with a German bank.  The revolving facility accrues interest at the rate of Euribor plus 2.35% per annum, and the term loan accrues interest at a rate of Euribor plus 2.45% per annum.  The revolving facility matures in November 2011, but is renewable upon mutual agreement with the bank.  The term loan can be drawn until April 2011 and, if drawn, repayment will be in ten equal installments beginning September 2011 with maturity in December 2013.  Under the term loan, Clopay Europe is required to maintain a certain minimum equity to assets ratio and keep leverage below a certain level, defined as the ratio of total debt to EBITDA.  There were no borrowings under the term loan or revolving facility as of December 31, 2010.

A foreign subsidiary of Plastics maintains a line of credit of approximately $5,000.  Interest on borrowings accrue at a rate of LIBOR plus 4%.  There were no outstanding borrowings under the line as of as of December 31, 2010.

On December 21, 2009, Griffon issued $100,000 principal of 4% convertible subordinated notes due 2017 (the “2017 Notes”).  The initial conversion rate of the 2017 Notes was 67.0799 shares of Griffon’s common stock per $1,000 principal amount of notes, corresponding to an initial conversion price of $14.91 per share.  This represents a 23% conversion premium over the $12.12 per share closing price on December 15, 2009.  The outstanding balance of these notes on December 31, 2010 and September 30, 2010 was $100,000. Griffon used 8.75% as the nonconvertible debt-borrowing rate to discount the 2017 Notes and will amortize the debt discount through January 2017.  On date of issuance, the debt component of the 2017 Notes was $75,437 and debt discount was $24,563.  At December 31, 2010, the 2017 Notes had an unamortized discount of $21,842, a net carrying value of $78,158 and a capital in excess of par component, net of tax, of $15,720.  At September 30, 2010, the 2017 Notes had an unamortized discount of $22,525, a net carrying value of $77,475 and a capital in excess of par component, net of tax, of $15,720.

For the 2017 Notes, the effective interest rate and interest expense was as follows:

	Three Months Ended December 31,
	2010	2009
Effective interest rate	9.1%	8.9%

Interest expense related to the coupon	$1,000	$100
Amortization of the discount	683	65
Amortization of deferred issuance costs	111	19
Total interest expense on the 2017 Notes	$1,794	$184

At December 31, 2010 and September 30, 2010, Griffon had $532 remaining of 4% convertible subordinated notes due 2023 (the “2023 Notes”).  Holders of the 2023 Notes may require Griffon to repurchase all or a portion of their 2023 Notes on July 18, 2013 and 2018, if Griffon’s common stock price is below the conversion price of the 2023 Notes, as well as upon a change in control.  At December 31, 2010 and September 30, 2010, the 2023 Notes had no unamortized discount or capital in excess of par value component as substantially all of these notes were put to Griffon at par and settled in July 2010.

For the 2023 Notes, the effective interest rate and interest expense was as follows:

	Three Months Ended December 31,
	2010	2009
Effective interest rate	4.0%	9.1%

Interest expense related to the coupon	$5	$773
Amortization of the discount	—	847
Amortization of deferred issuance costs	—	74
Total interest expense on the 2023 Notes	$5	$1,694

In January 2010, Griffon purchased $10,100 face value of the 2023 Notes for $10,200.  Griffon recorded a pre-tax gain from debt extinguishment of $32, offset by $20 for a proportionate reduction in  related deferred financing costs for a net pre-tax gain of $12.  Capital in excess of par was reduced by $300 related to the equity portion of the extinguished 2023 Notes and the debt discount was reduced by $200.

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

Griffon’s Employee Stock Ownership Plan (“ESOP”) entered into a new loan agreement in September 2010 to borrow an additional $20,000 over a one-year period.  After the first year, Griffon has the option to convert all or a portion of the outstanding loan to a five-year term.  If converted, principal is payable in quarterly installments at the rate of $250 per quarter beginning September 2011, with the remainder due at the final maturity date.  The loan will bear interest at either a) LIBOR plus 2.5% or b) the Bank’s prime rate.  The proceeds of the loan are to be used to purchase common stock of Griffon in the open market.  The loan is secured by a pledge of the shares purchased with the loan proceeds and payments are guaranteed by Griffon.  At December 31, 2010, there were no borrowings under this line.

Griffon’s ESOP has a loan agreement, guaranteed by Griffon, which requires payments of principal and interest through the expiration date of September 2012 at which time the $3,900 balance of the loan, and any outstanding interest, will be payable.  The primary purpose of this loan was to purchase 547,605 shares of Griffon’s common stock in October 2008. The loan bears interest (1.6% at December 31, 2010) at rates based upon the prime rate or LIBOR. The balance of the loan was $4,844 at December 31, 2010; the outstanding balance approximates fair value, as the interest rates are indexed to current market rates.

In December 2010, Griffon entered into two second lien real estate mortgages to secure new loans totaling $11,834.  The loans mature in February 2016, are collateralized by the related properties and are guaranteed by Griffon.  The loans bear interest at a rate of LIBOR plus 3% (3.3% at December 31, 2010) with the option to swap to a fixed rate.  The loan balance was $11,834 at December 31, 2010.  These mortgages approximate fair value.

Griffon also has other real estate mortgages that bear interest at rates from 6.3% to 6.6% with maturities extending through 2016 and are collateralized by real property.  These mortgages approximate fair value.

As part of the acquisition of ATT, Griffon acquired interest rate swaps that had fair values totaling $3,845 at September 30, 2010.  These swaps were terminated in October 2010 for $4,303, including accrued interest of $458.

At December 31, 2010, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit agreements and loan agreements.

NOTE 9 — SHAREHOLDERS’ EQUITY

During 2010, Griffon granted 703,845 shares of restricted stock to employees, with two to four-year cliff vesting, and a total fair value of $7,989, or a weighted average fair value of $11.35 per share.  In connection with the ATT acquisition, Griffon entered into certain retention arrangements with the ATT senior management team.  Under these arrangements, on September 30, 2010, Griffon issued 239,145 shares of common stock to the ATT senior management team, and for each share of common stock purchased, the ATT senior management team received one share of restricted stock that vests in full after four years, subject to the attainment of a specified performance measure.

During the quarter ended December 31, 2010, Griffon granted 450,700 shares of restricted stock to employees, with three-year cliff vesting, and a total fair value of $5,956, or a weighted average fair value of $13.22 per share.

The fair value of restricted stock and option grants is amortized over the respective vesting periods.

For the quarters ended December 31, 2010 and 2009, stock based compensation expense totaled $2,023 and $1,430, respectively.

NOTE 10 — EARNINGS PER SHARE (EPS)

Basic EPS was calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS was calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with stock based compensation.  The 2023 Notes and the 2017 Notes were anti-dilutive due to the conversion price being greater than the weighted-average stock price during the periods presented.

The following table is a reconciliation of the share amounts (in thousands) used in computing earnings per share:

	Three Months Ended December 31,
	2010	2009
Weighted average shares outstanding - basic	59,274	58,836
Incremental shares from stock based compensation	—	763
Weighted average shares outstanding - diluted	59,274	59,599

Anti-dilutive options excluded from diluted EPS computation	988	1,299

Griffon has the intent and ability to settle the principal amount of the 2017 Notes in cash; therefore the potential issuance of shares related to the principal amount of the 2017 Notes is not included in diluted shares.

NOTE 11 — BUSINESS SEGMENTS

Griffon’s reportable business segments are as follows:

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

Information on Griffon’s business segments is as follows:

GRIFFON CORPORATION

REVENUE, INCOME & OTHER DATA BY SEGMENT

	For the Three Months Ended December 31,
	2010	2009
REVENUE
Home & Building Products	$198,263	$99,522
Telephonics	98,279	103,619
Clopay Plastic Products	117,860	102,016
Total consolidated net sales	$414,402	$305,157

INCOME (LOSS) BEFORE TAXES AND DISCONTINUED OPERATIONS
Segment operating profit (loss):
Home & Building Products *	$(1,623)	$6,861
Telephonics	10,693	6,995
Clopay Plastic Products	4,142	361
Total segment operating profit	13,212	14,217
Unallocated amounts	(5,106)	(6,281)
Loss from debt extinguishment, net	—	(18)
Net interest expense	(11,154)	(2,908)

Income (loss) before taxes and discontinued operations	$(3,048)	$5,010

* Includes $11,364 of costs related to the sale of inventory that was recorded at fair value in connection with acquisition accounting for ATT.

Unallocated amounts typically include general corporate expenses not attributable to reportable segment.

DEPRECIATION and AMORTIZATION
Segment:
Home & Building Products	$6,400	$2,597
Telephonics	1,713	1,626
Clopay Plastic Products	5,644	5,613
Total segment	13,757	9,836
Corporate	68	82
Total consolidated depreciation and amortization	$13,825	$9,918

CAPITAL EXPENDITURES
Segment:
Home & Building Products	$6,440	$3,339
Telephonics	805	2,076
Clopay Plastic Products	10,620	4,203
Total segment	17,865	9,618
Corporate	65	392
Total consolidated capital expenditures	$17,930	$10,010

ASSETS	At December 31, 2010	At September 30, 2010
Segment assets:
Home & Building Products	$926,689	$919,146
Telephonics	260,725	268,373
Clopay Plastic Products	398,868	397,470
Total segment assets	1,586,282	1,584,989
Corporate	116,960	157,645
Total continuing assets	1,703,242	1,742,634
Assets from discontinued operations	6,626	6,882
Consolidated total	$1,709,868	$1,749,516

NOTE 12 — COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was as follows:

	Three Months Ended December 31,
(in thousands)	2010	2009
Net income (loss)	$(1,680)	$4,291

Change in fair value of interest rate swap, net of tax	(48)	—
Foreign currency translation adjustment	(445)	(2,871)
Pension other comprehensive income amortization, net of tax	425	387
Comprehensive income (loss)	$(1,748)	$1,807

NOTE 13 — DEFINED BENEFIT PENSION EXPENSE

Defined benefit pension expense was recognized as follows:

	Three Months Ended December 31,
(in thousands)	2010	2009
Service cost	$162	$139
Interest cost	2,780	907
Expected return on plan assets	(2,755)	(343)
Amortization:
Prior service cost	84	84
Recognized actuarial loss	551	512
Net periodic expense	$822	$1,299

NOTE 14 — RECENT ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 15 — DISCONTINUED OPERATIONS

The following amounts related to the Installation Services segment, discontinued in 2008, have been segregated from Griffon’s continuing operations and are reported as assets and liabilities of discontinued operations in the condensed consolidated balance sheets:

	At December 31, 2010		At September 30, 2010
	Current	Long-term	Current	Long-term
Assets of discontinued operations:
Prepaid and other current assets	$1,538	$—	$1,079	$—
Other long-term assets	—	5,088	—	5,803
Total assets of discontinued operations	$1,538	$5,088	$1,079	$5,803

Liabilities of discontinued operations:
Accounts payable	$16	$—	$8	$—
Accrued liabilities	4,372	—	4,281	—
Other long-term liabilities	—	7,358	—	8,446
Total liabilities of discontinued operations	$4,388	$7,358	$4,289	$8,446

There was no Installation Services’ operating unit revenue for the three months ended December 31, 2010 and 2009.

NOTE 16 — RESTRUCTURING AND OTHER RELATED CHARGES

In June 2009, Griffon announced plans to consolidate CBP manufacturing facilities. These actions are scheduled to be completed in early calendar 2011, consistent with the plan.  CBP estimates it will incur pre-tax exit and restructuring costs approximating $11,000, substantially all of which will be cash charges; charges include $2,000 for one-time termination benefits and other personnel costs, $1,000 for excess facilities and related costs, and $8,000 for other exit costs, primarily in connection with production realignment.  CBP expects approximately $11,000 in capital expenditures in order to effectuate the restructuring plan.  To date, CBP has spent $6,748 and $9,787 for the restructuring plan and related capital expenditures, respectively, including $1,328 and $473 for the restructuring plan and related capital expenditures, respectively, for the first quarter of 2011.

A summary of the restructuring and other related charges included in the line item “Restructuring and other related charges” in the condensed Consolidated Statements of Operations recognized for the quarters ended December 31, 2010 and 2009 were as follows:

	Workforce Reduction	Facilities & Exit Costs	Other related Costs	Total
Amounts incurred in:
Quarter ended December 31, 2009	$279	$694	$38	$1,011

Quarter ended December 31, 2010	$239	$791	$363	$1,393

At December 31, 2010, the accrued liability associated with the restructuring and other related charges consisted of the following:

	Workforce Reduction	Facilities & Exit Costs	Other related Costs	Total

Accrued liability at September 30, 2010	$1,541	$—	$—	$1,541
Charges	223	791	363	1,377
Payments	(1,233)	(791)	(363)	(2,387)
Accrued liability at December 31, 2010	$531	$—	$—	$531

NOTE 17 — OTHER INCOME

Other income included a gain of $123 and $75 for the quarters ended December 31, 2010 and 2009, respectively, of foreign exchange gains/losses in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries and $1,139 and nil for the quarters ended December 31, 2010 and 2009, respectively, of investment income.

NOTE 18 — WARRANTY LIABILITY

Telephonics offers warranties against product defects for periods ranging from six months to three years, with certain products having a limited lifetime warranty, depending on the specific product and terms of the customer purchase agreement. Typical warranties require Telephonics to repair or replace the defective products during the warranty period at no cost to the customer.  For Home & Building Products, at the time revenue is recognized, a liability is recorded for warranty costs, estimated based on historical experience; the Segment periodically assesses its warranty obligations and adjusts the liability as necessary.  ATT offers an express limited warranty for a period of ninety days, from the date of original purchase, on all products unless otherwise stated on the product or packaging.

Changes in Griffon’s warranty liability, included in Accrued liabilities, were as follows:

	Three Months Ended December 31,
	2010	2009
Balance, beginning of fiscal year	$5,896	$5,707
Warranties issued and charges in estimated pre-existing warranties	671	83
Actual warranty costs incurred	(748)	(994)
Balance, end of fiscal period	$5,819	$4,796

NOTE 19 — COMMITMENTS AND CONTINGENCIES

Legal and environmental

Department of Environmental Conservation of New York State (“DEC”), with ISC Properties, Inc. Lightron Corporation (“Lightron”), a wholly-owned subsidiary of Griffon, once conducted operations at a location in Peekskill in the Town of Cortlandt, New York (the “Peekskill Site”) owned by ISC Properties, Inc. (“ISC”), a wholly-owned subsidiary of Griffon. ISC sold the Peekskill Site in November 1982.

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

In April 2009, the DEC advised ISC’s representatives that both the DEC and the New York State Department of Health had reviewed and accepted an August 2007 Remedial Investigation Report and an Additional Data Collection Summary Report dated January 30, 2009. With the acceptance of these reports, ISC completed the Remedial Investigation required under the Consent Order and was authorized, accordingly, by the DEC to conduct the Feasibility Study required by the Consent Order.  Pursuant to the requirements of  the Consent Order and its obligations thereunder, ISC, without acknowledging any responsibility to perform any remediation at the Site, submitted to the DEC in August 2009, a draft Feasibility Study which recommended for the soil, groundwater and sediment medias, remediation alternatives having a current net capital cost value, in the aggregate, of approximately $5,000. Thereafter, in a process that is still ongoing, ISC has submitted additional revised drafts of the Feasibility Study in response to comments received from the DEC. Griffon believes it has adequately accrued for this liability.

Improper Advertisement Claim involving Union Tools Products.  During December 2004, a customer of ATT was named in litigation that involved UnionTools products. The complaint asserted causes of action against the defendant for improper advertisement to the end consumer. The allegation suggests that advertisements led the consumer to believe that the hand tools sold were manufactured within boundaries of the United States. The allegation asserts cause of action against the customer for common law fraud. In the event that an adverse judgment is rendered against the customer, there is a possibility that the customer would seek legal recourse against ATT for an unspecified amount in contributory damages. Presently, ATT cannot estimate the amount of loss, if any, if the customer were to seek legal recourse against ATT.

Department of Environmental Conservation of New York State, regarding Frankfort, NY site.  During fiscal 2009, an underground fuel tank with surrounding soil contamination was discovered at the Frankfort, N.Y. site, which is the result of historical facility operations prior to ATT’s ownership. ATT is actively working with the New York Department of Environmental Conservation and the New York State Department of Health to define remediation requirements.  Due to changes in administrative proceedings to date, the date by which Griffon believes remediation will be completed has changed to December 2011 from December 2010.  Griffon believes that future remediation costs will be less than $1,000, and that it has adequately accrued for this liability.

U.S. Government investigations and claims

Defense contracts and subcontracts, including Griffon’s contracts and subcontracts, are subject to audit and review by various agencies and instrumentalities of the United States government, including among others, the Defense Contract Audit Agency (“DCAA”), the Defense Contract Investigative Service (“DCIS”), and the Department of Justice which has responsibility for asserting claims on behalf of the U.S. government.  In addition to ongoing audits, pursuant to an administrative subpoena Griffon is currently providing information to the U.S. Department of Defense Office of the Inspector General.  No claim has been asserted against Griffon, and Griffon is unaware of any material financial exposure in connection with the Inspector General’s inquiry.

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

General legal

Griffon is subject to various laws and regulations relating to the protection of the environment and is a party to legal proceedings arising in the ordinary course of business. Management believes, based on facts presently known to it, that the resolution of the matters above and such other matters will not have a material adverse effect on Griffon’s consolidated financial position, results of operations or cash flows.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW (in thousands, expect per share data)

Griffon Corporation (the “Company” or “Griffon”), is a diversified management and holding company that conducts business through wholly-owned subsidiaries.  Griffon oversees the operations of its subsidiaries, allocates resources among them and manages their capital structures.  Griffon provides direction and assistance to its subsidiaries in connection with acquisition and growth opportunities as well as in connection with divestitures.  Griffon, to further diversify, also seeks out, evaluates and, when appropriate, will acquire additional businesses that offer potentially attractive returns on capital.

Headquartered in New York, N.Y., Griffon was incorporated in New York in 1959, and reincorporated in Delaware in 1970.

Griffon operates through three business segments: Home & Building Products, Telephonics Corporation and Clopay Plastic Products Company.

•                  Home & Building Products consists of:

-                    Clopay Building Products Company (“CBP”) is a leading manufacturer and marketer of residential, commercial and industrial garage doors to professional installing dealers and major home center retail chains.

-                    Ames True Temper, Inc. (“ATT”), acquired on September 30, 2010, is a global provider of non-powered landscaping products that make work easier for homeowners and professionals.  Due to the timing of the acquisition, none of ATT’s 2010 results of operations were included in Griffon’s results for the year ended September 30, 2010.

•                  Telephonics Corporation (“Telephonics”) designs, develops and manufactures high-technology integrated information, communication and sensor system solutions to military and commercial markets worldwide.

•                  Clopay Plastic Products Company (“Plastics”) is an international leader in the development and production of embossed, laminated and printed specialty plastic films used in a variety of hygienic, health-care and industrial applications.

QUARTERLY OVERVIEW

Revenue for the quarter ended December 31, 2010 was $414,402, compared to $305,157 last year.  Loss from continuing operations was $1,680, or $0.03 per diluted share, for the December 2010 quarter compared to income of $4,180, or $0.07 per share, in the prior year quarter. The current quarter results included $7,387, or $0.12 per share, of cost related to the sale of inventory that was recorded at fair value in connection with acquisition accounting for ATT, $905, or $0.02 per share of restructuring charges primarily associated with the consolidation of facilities at CBP and discrete tax benefits of $320 or $0.01 per share.  The prior year quarter included $657, or $0.01 per share related to the restructuring at CBP and $433, or $0.01 per share, related to discrete tax benefits.  Excluding the ATT inventory item, and restructuring charges and discrete tax benefits in both periods, income from continuing operations would have been $6,292, or $0.11 per share compared to $4,405, or $0.07 per share, in the prior year quarter.  Income from discontinued operations for the December 2010 quarter was nil, compared to $111 last year.  Net loss for the first quarter of 2011 was $1,680, or $0.03 per share, compared to net income of $4,291, or $0.07 per share, in the prior year.

On a pro forma basis, as if ATT was purchased on October 1, 2009, first quarter revenue of $414,402, increased 5% in comparison to $396,286 in the 2010 quarter.  The net loss from continuing operations was $1,680 or $0.03 per share compared to income of $6,208 or $0.10 per share in the prior year quarter.  Adjusting these results for the same items discussed above, current year income from continuing operations would have been $6,292 or $0.11 per share compared to $6,606 or $0.11 per share in the prior year quarter.

The purchase of ATT occurred on September 30, 2010.  Accordingly, ATT’s results of operations are not included in Griffon’s consolidated statements of operations or cash flows, or related footnotes for any period presented prior to September 30, 2010, except where explicitly stated as pro-forma results.  Griffon’s consolidated balance sheet at September 30, 2010 and related footnotes include ATT’s balances at that date.  The accounts of the acquired company, after adjustments to reflect fair market values assigned to assets and liabilities, have been included in Griffon’s consolidated financial statements from date of acquisition.

RESULTS OF OPERATIONS

Quarter ended December 31, 2010 and 2009

Griffon reviews its Segments excluding depreciation, amortization and restructuring charges to gain a better understanding of the operations and believes this information is useful to investors.  Results of each Segment are accompanied by a reconciliation of Segment operating income to Segment income (loss) before depreciation, amortization and restructuring charges, as applicable.

Home & Building Products

	Three Months Ended December 31,
(in thousands)	2010		2009

Revenue	$198,263		$99,522

Segment operating profit (loss)	(1,623)	NM	6,861	6.9%
Depreciation and amortization	6,400		2,597
Fair value write-up of acquired inventory sold	11,364		—
Restructuring charges	1,393		1,011
Segment profit before depreciation, amortization and restructuring	$17,534	8.8%	$10,469	10.5%

For the quarter ended December 31, 2010, Segment revenue increased $98,741 or 99% compared to the prior year quarter primarily due to the inclusion of ATT’s revenue as well as somewhat higher door volume at CBP.  On a pro forma basis, prepared as if ATT was purchased on October 1, 2009, revenue increased 4% compared the prior year quarter.  For the quarter, both ATT and CBP revenue increased approximately 4%, driven mainly by volume.

For the quarter ended December 31, 2010, Segment operating loss was $1,623 compared to income of $6,861 in the prior year quarter.  The benefit from the inclusion of ATT in current year Segment results was more than offset by the impact of higher depreciation and amortization, and the cost related to the sale of inventory that was recorded at fair value in connection with acquisition accounting for ATT.  On a pro forma basis, as if ATT was purchased on October 1, 2009, the segment operating profit in the prior year was $17,768 compared to the segment operating loss of $1,623 in the current year quarter.  In addition to the ATT inventory item, the decrease was due to a combination of higher input costs and lower ATT receipts under the Byrd amendment (anti-dumping compensation from the US government).

Telephonics

	Three Months Ended December 31,
(in thousands)	2010		2009

Revenue	$98,279		$103,619

Segment operating profit	10,693	10.9%	6,995	6.8%
Depreciation and amortization	1,713		1,626
Segment profit before depreciation and amortization	$12,406	12.6%	$8,621	8.3%

For the quarter ended December 31, 2010, Telephonics revenue decreased $5,340, or 5%, compared to the prior year quarter. The revenue decrease was primarily attributable to the reduced rate of production on the C-17 program, as well as the timing of the transition on the Automatic Radar Periscope Detection and Discrimination program from the development to the production phase.

For the quarter ended December 31, 2010, Segment operating profit increased $3,698, or 53%, and operating profit margin increased 410 basis points from the prior year quarter primarily due to program mix as well as lower selling, general and administrative expenses due to the timing of proposal activities, and research and development initiatives.

During the quarter, Telephonics was awarded several new contracts and received incremental funding on current contracts totaling $115,200.  Contract backlog was $424,010 at December 31, 2010 with 73% expected to be realized in the next 12 months.  Backlog was $407,096 at September 30, 2010 and $375,555 at December 31, 2009.

Plastics

	Three Months Ended December 31,
(in thousands)	2010		2009

Revenue	$117,860		$102,016

Segment operating profit	4,142	3.5%	361	0.4%
Depreciation and amortization	5,644		5,613
Segment profit before depreciation and amortization	$9,786	8.3%	$5,974	5.9%

For the quarter ended December 31, 2010, Plastics revenue increased $15,844, or 16%, compared to the prior year quarter. The increase was primarily due to higher unit volumes in all geographic locations and the benefit from the pass through of higher resin costs in customer selling prices, partially offset by the negative impact from foreign currency translation.

For the quarter ended December 31, 2010, Segment operating profit increased by $3,781 compared to the prior year quarter due to the higher volume, favorable product mix and a benefit from resin pass through partially offset by the negative impact from foreign exchange translation.

Other income (expense)

In the quarter ended December 31, 2010, interest expense increased $8,253 from the prior year primarily as a result of higher borrowings as a result of the acquisition of ATT on September 30, 2010.

In the quarter ended December 31, 2009, Griffon recorded a non-cash, pre-tax loss from debt extinguishment of $18, net of a proportionate write-off of deferred financing costs, which resulted from its December 2009 purchase of $19,237 of its outstanding convertible notes at a premium.

Other income included a gain of $123 and $75 for the three months ended December 31, 2010 and 2009, respectively,

of foreign exchange gains/losses in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries and $1,139 and nil the three months ended December 31, 2010 and 2009, respectively, of investment income.

Provision for income taxes

Griffon’s effective tax rate for continuing operations for the quarter ended December 31, 2010 was a benefit of 44.9%, compared to a provision of 16.6% in the prior year quarter.  The December 31, 2010 quarter effective tax rate reflected a change in earnings mix including the results of ATT which was acquired on September 30, 2010.  In addition, a tax benefit of $320 was recorded in connection with the retroactively extended research tax credit signed into law on December 22, 2010.  The December 31, 2009 quarter effective tax rate benefited from a change in the earnings mix, combined with tax planning with respect to non-U.S. operating locations, and a benefit arising on the filing of certain of Griffon’s tax returns in various jurisdictions.

Excluding the discrete period items, the effective tax rate on continuing operations for the quarter ended December 31, 2010 would have been a benefit of 34.4%.  The effective tax rate for the quarter ended December 31, 2009, excluding the discrete period items, would have been a provision of 25.2%.

Stock based compensation

For the quarters ended December 31, 2010 and 2009, stock based compensation expense totaled $2,023 and $1,430, respectively.

Discontinued operations — Installation Services

As a result of the downturn in the residential housing market in 2008, Griffon exited substantially all of the operating activities of its Installation Services segment; this segment sold, installed and serviced garage doors, garage door openers, fireplaces, floor coverings, cabinetry and a range of related building products primarily for the new residential housing market. Operating results of substantially all of the segment has been reported as discontinued operations in the Consolidated Statements of Operations for all periods presented; the Installation Services segment is excluded from segment reporting.

Griffon substantially concluded its remaining disposal activities in the second quarter of 2009. There was no revenue in the three month periods ended December 31, 2010 and 2009 as a result of Griffon’s exit from the segment in 2008.

Net income from discontinued operations of the Installation Services’ business was nil and $111 for the three months ended December 31, 2010 and 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Management assesses Griffon’s liquidity in terms of it ability to generate cash to fund its operating, investing and financing activities.  Significant factors affecting liquidity are: cash flows from operating activities, capital expenditures, acquisitions, dispositions, bank lines of credit and the ability to attract long-term capital with satisfactory terms.  Griffon remains in a strong financial position with sufficient liquidity available for reinvestment in existing businesses and strategic acquisitions while managing its capital structure on both a short-term and long-term basis.

The following table is derived from the Consolidated Statements of Cash Flows:

Cash Flows from Continuing Operations	Three Months Ended December 31,
(in thousands)	2010	2009

Net Cash Flows Provided by (Used In):
Operating activities	$(23,815)	$2,663
Investing activities	(18,643)	(10,038)
Financing activities	11,047	63,640

Cash flows used in continuing operations for the quarter ended December 31, 2010 were $23,815 compared to $2,663 provided by operating activities in the prior year quarter. Current assets net of current liabilities, excluding short-term debt and cash, increased to $371,943 at December 31, 2010 compared to $326,692 at September 30, 2010, primarily as a result of decreases in accounts payable, accrued liabilities and income taxes payable. Operating cash flows were affected by decreases in accounts receivable and accounts payable and accrued liabilities as well as an increase in inventories and prepaid expenses.

During the quarter ended December 31, 2010, Griffon used cash for investing activities of $18,643 compared to $10,038 in the prior year period, primarily for capital expenditures.  Griffon expects capital spending to be in the range of $50,000 to $60,000 for 2011.

During the quarter ended December 31, 2010, cash provided by financing activities totaled $11,047 compared to $63,640 in the prior year period; in the prior year quarter, Griffon issued $100,000 principal of 4% convertible subordinated notes, due 2017 (the “2017 Notes”).

Payments related to Telephonics revenue are received in accordance with the terms of development and production subcontracts to which Telephonics is a party; certain of these receipts are progress payments.  Plastics customers are generally substantial industrial companies whose payments have been steady, reliable and made in accordance with the terms governing such sales. Plastics sales satisfy orders received in advance of production, and where payment terms are established in advance. With respect to Home & Building Products, there have been no material adverse impacts on payment for sales.

A small number of customers account for a substantial portion of historical revenue; Griffon expects that this will continue for the foreseeable future. Approximately 15% and 17% of consolidated revenue for the quarters ended December 31, 2010 and 2009, respectively, and 51% and 52% of Plastics sales for the quarters ended December 31, 2010 and 2009, respectively, were to Procter & Gamble. Approximately 12% and 8% of consolidated revenue from for the quarters ended December 31, 2010 and 2009, respectively, and 26% and 25% of Home & Building Products sales for the quarter ended December 31, 2010 and 2009, respectively, were to Home Depot. Lockheed Martin Corporation and the Boeing Company are significant customers of Telephonics. Future operating results will continue to substantially depend on the success of Griffon’s largest customers and Griffon’s relationships with them. Orders from these customers are subject to fluctuation and may be reduced materially. The loss of all or a portion of volume from any one of these customers could have an adverse affect on Griffon’s liquidity and operations.

Cash, Cash Equivalents and Debt	At December 31,	At September 30,
(in thousands)	2010	2010

Cash and equivalents	$138,407	$169,802

Notes payables and current portion of long-term debt	24,862	20,901
Long-term debt, net of current maturities	513,880	503,935
Debt discount	29,626	30,650
Total debt	568,368	555,486
Net cash and equivalents (debt)	$(429,961)	$(385,684)

Clopay Ames True Temper Holding Corp. (“Clopay Ames”), the parent of ATT, CBP and Plastics, and a subsidiary of Griffon, entered into a six year term loan credit agreement (“Term Loan”) for an aggregate principal amount equal to $375,000, all of which was borrowed on September 30, 2010.  At December 31, 2010, the Term Loan balance was $370,313 and the fair value based on quoted market prices (level 1 inputs) was $372,000.

Clopay Ames has the option to select interest rates in respect of the loans under the Term Loan agreement based upon either the Base Rate or the Adjusted Eurodollar Rate (each as defined in the Term Loan agreement).  Interest on outstanding loans accrues at a rate of 6.00% per annum above the Adjusted Eurodollar Rate, subject to a Eurodollar floor of 1.75%, or 5.00% per annum above the Base Rate.

On November 30, 2010, Clopay Ames, as required under the Term loan agreement, entered into an interest rate swap on a notional amount of $200,000 of the Term loan.  The agreement matures on September 30, 2013 and fixes the LIBOR component of the Term Loan interest rate at 2.085% for the notional amount of the swap.

Borrowings under the Term Loan agreement are guaranteed by Clopay Ames True Temper LLC (“Clopay LLC”), the direct parent of Clopay Ames, and certain material domestic subsidiaries of Clopay Ames (collectively, the “Term Loan Guarantors”).  All obligations under the Term Loan agreement are secured by a first-priority security interest in substantially all of Clopay Ames’ assets and substantially all of the assets of the Term Loan Guarantors other than inventory, accounts receivable and cash of Clopay Ames and the Term Loan Guarantors, which collateralize borrowings under the New ABL on a first-priority basis and borrowings under the Term Loan on a second-priority basis.

The Term Loan agreement contains customary affirmative and negative covenants, including without limitation, restrictions on the following: indebtedness, liens, investments, asset dispositions, certain restricted payments, payment in respect of certain indebtedness, fundamental changes and certain acquisitions, changes in the nature of the business conducted, affiliate transactions, limitations on subsidiary distributions, modifications of constituent documents and debt agreements, capital expenditures, equity issuances and sale/leasebacks.  The covenants within the Term Loan agreement do not materially affect Griffon’s ability to undertake additional debt or equity financing for Griffon.

Under the Term Loan agreement, Clopay Ames is required to maintain a certain minimum interest coverage ratio, defined as the ratio of EBITDA to interest expense, which increases over time.  Clopay Ames is also required to keep its leverage ratio below a certain level, defined as the ratio of total debt to EBITDA, which level decreases over time.

Fees and expenses for the Term Loan of $10,900 were capitalized in Other assets and an original issue discount (“OID”) of $7,500 was recorded as a reduction of Long-term debt; such deferred costs will be amortized into interest expense over the 6 year life of the loan.

On September 30, 2010, Clopay Ames entered into an Asset Base Lending Agreement (“New ABL”) with JPMorgan Chase Bank, N.A. as administrative agent.  The New ABL replaces the credit agreement, dated as of June 24, 2008, by CBP and Plastics, resulting in the write-off of $1,111 of previously capitalized financing costs related to the replaced credit agreement in September 2010.

The New ABL provides for a revolving credit facility in an aggregate principal amount equal to $125,000 (subject to customary borrowing base limitations) which includes a swingline facility with a sublimit of $12,500 and a letter of credit facility with a sublimit of $25,000.  Borrowings under the New ABL may be repaid and reborrowed from time to time; all borrowings mature on September 30, 2015.  At December 31, 2010, $61,140 was outstanding under the New ABL, which approximates fair value as the interest rates are indexed to current market rates.

As provided by the New ABL, Clopay Ames has the option to select interest rates in respect of the loans based upon either the Alternative Base Rate or the Adjusted LIBO Rate (each as defined in the New ABL agreement).  Depending upon availability, interest on borrowings accrues at rates ranging from 1.25% to 1.75% per annum above the Alternative Base Rate or 2.25% to 2.75% per annum above the Adjusted LIBO Rate.  Borrowings under the New ABL are guaranteed by Clopay LLC and certain material domestic subsidiaries of Clopay Ames and are secured by a first-

priority security interest on inventory, accounts receivable and cash of Clopay Ames and the guarantors, and a second-priority security interest on substantially all of the other assets of such entities.

The New ABL contains customary affirmative and negative covenants, including without limitation, restrictions on the following: indebtedness, liens, investments, asset dispositions, certain restricted payments, payment in respect of certain indebtedness, fundamental changes and certain acquisitions, changes in the nature of the business conducted, affiliate transactions, limitations on subsidiary distributions, modifications of constituent documents and debt agreements, equity issuances and sale/leasebacks.  The covenants within the New ABL do not materially affect Griffon’s ability to undertake additional debt or equity financing for Griffon.

Fees and expenses for the New ABL of $3,700 were capitalized in Other assets and an OID of $625 was recorded as a reduction of Long-term debt; both will be amortized into interest expense over the 5 year life of the facility.

Each of the Term Loan agreement and the New ABL contain customary events of default, including without limitation, failure to make certain payments when due, materially incorrect representations and warranties, breach of covenants, events of bankruptcy, default on other indebtedness, changes in control with respect to Griffon and certain of its subsidiaries, and the failure of any of the loan documents to remain in full force and effect.

In March 2008, Telephonics entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which the lenders agreed to provide a five-year, revolving credit facility of $100,000 (the “TCA”). At December 31, 2010, there were no outstanding borrowings under the TCA and approximately $94,465 was available for borrowing.

The New ABL and the TCA include various sublimits for standby letters of credit. At December 31, 2010, there were approximately $18,738 of aggregate standby letters of credit outstanding under these facilities and $31,262 are available to be drawn. These agreements, and the Term Loan agreement, limit dividends and advances that the applicable subsidiaries may pay to Griffon. The agreements permit the payment of income taxes, management fees and overhead and expenses, with dividends or advances in excess of these amounts based on (a) with respect to the New ABL, maintaining certain minimum availability under the loan agreement, (b) with respect to the Term Loan agreement, having available excess cash flow and certain minimum availability under the New ABL, and (c) with respect to the TCA, compliance with certain conditions and limited to an annual maximum.

In November 2010, Clopay Europe GMBH (“Clopay Europe”) and its subsidiaries entered into a €10,000 revolving credit facility and a €20,000 term loan with a Germany bank.  The revolving facility accrues interest at the rate of Euribor plus 2.35% per annum, and the term loan accrued interest at a rate of Euribor plus 2.45% per annum.  The revolving facility matures in November 2011, but is renewable upon mutual agreement with the bank.  There were no borrowings under the revolving facility as of December 31, 2010.  The term loan can be drawn until April 2011 and, if drawn, repayment will be in ten equal installments beginning September 2011 with maturity in December 2013.  Under the term loan, Clopay Europe is required to maintain a certain minimum equity to assets ratio and keep leverage below a certain level, defined as the ratio of total debt to EBITDA.

The New ABL provides for credit availability primarily based on working capital assets and imposes one ratio compliance requirement, which becomes operative only in the event that availability under that facility were to reach a defined level significantly below the September 30, 2010 level. The TCA is a “cash flow based” facility and compliance with required ratios at December 31, 2010 was well within the parameters set forth in that agreement.  The debt balances under these credit facilities approximate fair values, as the interest rates are indexed to current market rates.

On December 21, 2009, Griffon issued $100,000 principal of 4% convertible subordinated notes due 2017 (the “2017 Notes”).  The initial conversion rate of the 2017 Notes was 67.0799 shares of Griffon’s common stock per $1,000 principal amount of notes, corresponding to an initial conversion price of $14.91 per share.  This represents a 23% conversion premium over the $12.12 per share closing price on December 15, 2009.  The outstanding balance of these notes on December 31, 2010 was $100,000 and the fair value was approximately $108,500, based on quoted market price (level 1 inputs).

In July 2010, Griffon settled substantially all of the remaining outstanding 4% Convertible Subordinated Notes due 2023 when they were put to Griffon at par.

In January 2010, Griffon purchased $10,100 face value of the 2023 Notes for $10,200 and in December 2009, Griffon purchased $19,200 face value of the 2023 Notes for $19,400.

A foreign subsidiary of Plastics maintains a line of credit of approximately $5,000.  Interest on borrowings accrue at a rate of LIBOR plus 4%.  There were no outstanding borrowings under the line as of as of December 31, 2010.

Griffon’s Employee Stock Ownership Plan (“ESOP”) entered into a new loan agreement in September 2010 to borrow an additional $20,000 over a one-year period.  After the first year, Griffon has the option to convert all or a portion of the outstanding loan to a five-year term.  If converted, principal is payable in quarterly installments at the rate of $250 per quarter beginning September 2011, with the remainder due at the final maturity date.  The loan will bear interest at a rate equal to either a) LIBOR plus 2.5% or b) the Bank’s prime rate.  The proceeds of the loan are to be used to purchase common stock of Griffon in the open market.  The loan is secured by a pledge of the shares purchased with the loan proceeds and payments are guaranteed by Griffon.  At December 31, 2010, there were no borrowings under this line.

Griffon’s ESOP has an additional loan agreement, guaranteed by Griffon, which requires payments of principal and interest through the expiration date of September 2012 at which time the $3,900 balance of the loan, and any outstanding interest, will be payable.  The primary purpose of this loan was to purchase 547,605 shares of Griffon’s common stock in October 2008. The loan bears interest at rates based upon the prime rate or LIBOR. The balance of the loan was $4,800 at December 31, 2010, and the outstanding balance approximates fair value, as the interest rates are indexed to current market rates.

In December 2010, Griffon entered into two second lien real estate mortgages to secure new loans totaling $11,834.  The loans mature in February 2016 are collateralized by the related properties; and are guaranteed by Griffon.  The loans bear interest at a rate of LIBOR plus 3% with the option to swap to a fixed rate.  The loan balance was $11,834 at December 31, 2010.  These mortgages approximate fair value.

Griffon also has other real estate mortgages that bear interest at rates from 6.3% to 6.6% with maturities extending through 2016 and are collateralized by real property.  These mortgages approximate fair value.

At December 31, 2010, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit agreement and loan agreements and expects to remain in compliance for the foreseeable future.

In June 2009, Griffon announced plans to consolidate CBP manufacturing facilities. These actions are scheduled to be completed in early calendar 2011, consistent with the plan.  CBP estimates it will incur pre-tax exit and restructuring costs approximating $11,000, substantially all of which will be cash charges; charges include $2,000 for one-time termination benefits and other personnel costs, $1,000 for excess facilities and related costs, and $8,000 for other exit costs, primarily in connection with production realignment.  CBP expects approximately $11,000 in capital expenditures in order to effectuate the restructuring plan.  To date, CBP has spent $6,748 and $9,787 for the restructuring plan and related capital expenditures, respectively, including $1,328 and $473 for the restructuring plan and related capital expenditures, respectively, for the first quarter of 2011.

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

Griffon substantially concluded its remaining disposal activities for the Installation Services business, discontinued in 2008, in the second quarter of 2009 and does not expect to incur significant expense in the future. Future net cash outflows to satisfy liabilities related to disposal activities accrued at December 31, 2010 are estimated to be $4,400. Certain of Griffon’s subsidiaries are also contingently liable for approximately $1,400 related to certain facility leases with varying terms through 2012 that were assigned to the respective purchasers of certain of the Installation Services businesses. Griffon does not believe it has a material exposure related to these contingencies.

During the quarter ended December 31, 2010, Griffon used cash for discontinued operations of $367 related to settling remaining Installation Services liabilities.

CRITICAL ACCOUNTING POLICIES

The preparation of Griffon’s consolidated financial statements in conformity with GAAP requires Griffon to make estimates and judgments that affect reported amounts of assets, liabilities, sales and expenses, and the related disclosures of contingent assets and contingent liabilities at the date of the financial statements. Griffon evaluates these estimates and judgments on an ongoing basis and base the estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities, as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Griffon’s actual results may materially differ from these estimates.  There have been no changes in Griffon’s critical accounting policies from September 30, 2010.

Griffon’s significant accounting policies and procedures are explained in the Management Discussion and Analysis section in the Annual Report on Form 10-K for the year ended September 30, 2010. In the selection of the critical accounting policies, the objective is to properly reflect the financial position and results of operations for each reporting period in a consistent manner that can be understood by the reader of the financial statements. Griffon considers an estimate to be critical if it is subjective and if changes in the estimate using different assumptions would result in a material impact on the financial position or results of operations of Griffon.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issues, from time to time, new financial accounting standards, staff positions and emerging issues task force consensus. See the Notes to Condensed Consolidated Financial Statements for a discussion of these matters.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact, including, without limitation, statements regarding Griffon’s financial position, business strategy and the plans and objectives of Griffon’s management for future operations, are forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend” or the negative of these expressions or comparable terminology. Such forward-looking statements involve important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, among others: general domestic and international business, financial market and economic conditions; the credit market; the housing market; results of integrating acquired businesses into existing operations; the results of Griffon’s restructuring and disposal efforts; competitive factors; pricing pressures for resin and steel; capacity and supply constraints; Griffon’s ability to identify and successfully consummate and integrate value-adding acquisition opportunities; and the ability of Griffon to remain in compliance with the covenants under its respective credit facilities. Additional important factors that could cause the statements made in this Quarterly Report on Form 10-Q or the actual results of operations or financial condition of Griffon to differ are discussed under the caption “Item 1A. Risk Factors” and “Special Notes Regarding Forward-Looking Statements” in Griffon’s Form 10-K Annual Report for the year ended September 30, 2010. Some of the factors are also discussed elsewhere in this Quarterly Report on Form 10-Q and have been or may be discussed from time to time in Griffon’s filings with the U.S. Securities and Exchange Commission. Readers are cautioned not to place undue reliance on Griffon’s forward-looking statements. Griffon does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

There has been no significant change in Griffon’s exposure to market risk as disclosed in Griffon’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 in Item 7A, Quantitative and Qualitative Disclosure about Market Risk.

Item 4 - Controls and Procedures

Under the supervision and with the participation of Griffon’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), Griffon’s disclosure controls and procedures were evaluated as of the end of the period covered by this report. Based on that evaluation, Griffon’s CEO and CFO concluded that Griffon’s disclosure controls and procedures were effective.

During the period covered by this report, there were no changes in Griffon’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, Griffon’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

Griffon believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within a company have been detected. Griffon’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and Griffon’s CEO and CFO have concluded that such controls and procedures are effective at the “reasonable assurance” level.

PART II - OTHER INFORMATION

Item 1	Legal Proceedings
None

Item 1A	Risk Factors

In addition to the other information set forth in this report, carefully consider the factors discussed in Item 1A to Part I in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2010, which could materially affect Griffon’s business, financial condition or future results. The risks described in Griffon’s Annual Report on Form 10-K are not the only risks facing Griffon. Additional risks and uncertainties not currently known to Griffon or that Griffon currently deems to be immaterial also may materially adversely affect Griffon’s business, financial condition and/or operating results.

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

Date: February 3, 2011

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