Form 10-Q
period 2011-03-31
GRIFFON CORP
filed 2011-05-06
CIK 50725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
☐    Yes ☒    No

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 63,401,333 shares of Common Stock as of April 30, 2011.

Griffon Corporation and Subsidiaries

Part I – Financial Information
Item 1 – Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited) At March 31, 2011	At September 30, 2010

CURRENT ASSETS
Cash and equivalents	$208,337	$169,802
Accounts receivable, net of allowances of $6,419 and $6,581	293,172	252,029
Contract costs and recognized income not yet billed, net of progress payments of $4,663 and $1,423	62,878	63,155
Inventories, net	270,501	268,801
Prepaid and other current assets	54,758	55,782
Assets of discontinued operations	1,543	1,079

Total Current Assets	891,189	810,648
PROPERTY, PLANT AND EQUIPMENT, net	337,198	314,926
GOODWILL	360,268	357,221
INTANGIBLE ASSETS, net	231,642	233,011
OTHER ASSETS	31,915	27,907
ASSETS OF DISCONTINUED OPERATIONS	5,136	5,803

Total Assets	$1,857,348	$1,749,516

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$8,579	$20,901
Accounts payable	186,358	185,165
Accrued liabilities	77,088	124,700
Liabilities of discontinued operations	4,323	4,289

Total Current Liabilities	276,348	335,055
LONG-TERM DEBT, net of debt discount of $21,139 and $30,650	666,995	503,935
OTHER LIABILITIES	197,482	191,365
LIABILITIES OF DISCONTINUED OPERATIONS	7,282	8,446

Total Liabilities	1,148,107	1,038,801

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	709,241	710,715

Total Liabilities and Shareholders’ Equity	$1,857,348	$1,749,516

GRIFFON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

			CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS			ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED ESOP COMPENSATION	Total
	COMMON STOCK				TREASURY SHARES

(in thousands)	SHARES	PAR VALUE			SHARES	COST

Balance at 9/30/2010	74,580	$18,645	$460,955	$431,584	12,466	$(213,560)	$17,582	$(4,491)	$710,715

Net income (loss)	—	—	—	(15,681)	—	—	—	—	(15,681)
Common stock issued for options exercised	3	1	20	—	—	—	—	—	21
Tax benefit/credit from the exercise/forfeiture of stock options	—	—	8	—	—	—	—	—	8
Amortization of deferred compensation	—	—	—	—	—	—	—	372	372
Restricted stock awards granted, net	1,387	347	(347)	—	—	—	—	—	—
ESOP purchase of common stock	—	—	—	—	—	—	—	(8,310)	(8,310)
ESOP distribution of common stock	—	—	152	—	—	—	—	—	152
Stock-based compensation	—	—	4,647	—	—	—	—	—	4,647
Translation of foreign financial statements	—	—	—	—	—	—	16,466	—	16,466
Pension other comprehensive income amort, net of tax	—	—	—	—	—	—	851	—	851

Balance at 3/31/2011	75,970	$18,993	$465,435	$415,903	12,466	$(213,560)	$34,899	$(12,429)	$709,241

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,

	2011	2010	2011	2010

Revenue	$476,129	$313,977	$890,531	$619,134
Cost of goods and services	374,986	244,907	701,529	479,783

Gross profit	101,143	69,070	189,002	139,351

Selling, general and administrative expenses	84,363	64,055	164,808	126,016
Restructuring and other related charges	1,212	1,220	2,605	2,231

Total operating expenses	85,575	65,275	167,413	128,247

Income from operations	15,568	3,795	21,589	11,104

Other income (expense)
Interest expense	(11,319)	(3,729)	(22,542)	(6,699)
Interest income	97	192	166	254
Gain (loss) from debt extinguishment, net	(26,164)	12	(26,164)	(6)
Other, net	1,177	589	3,262	1,216

Total other income (expense)	(36,209)	(2,936)	(45,278)	(5,235)

Income (loss) before taxes and discontinued operations	(20,641)	859	(23,689)	5,869
Benefit for income taxes	(6,640)	(1,175)	(8,008)	(345)

Income (loss) from continuing operations	(14,001)	2,034	(15,681)	6,214

Discontinued operations:
Income from operations of the discontinued Installation Services business	—	(1)	—	169
Provision for income taxes	—	—	—	59

Income from discontinued operations	—	(1)	—	110

Net income (loss)	$(14,001)	$2,033	$(15,681)	$6,324

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.24)	$0.03	$(0.26)	$0.11
Income from discontinued operations	0.00	0.00	0.00	0.00
Net income (loss)	(0.24)	0.03	(0.26)	0.11
Weighted-average shares outstanding	59,280	58,977	59,277	58,906

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.24)	$0.03	$(0.26)	$0.10
Income from discontinued operations	0.00	0.00	0.00	0.00
Net income (loss)	(0.24)	0.03	(0.26)	0.11
Weighted-average shares outstanding	59,280	59,939	59,277	59,769

Note: Due to rounding, the sum of earnings per share of Continuing operations and Discontinued operations may not equal earnings per share of Net income.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended March 31,

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(15,681)	$6,324
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Income from discontinued operations	—	(110)
Depreciation and amortization	29,378	20,208
Fair value write-up of acquired inventory sold	15,152	—
Stock-based compensation	4,647	2,935
Provision for losses on accounts receivable	709	1,138
Amortization/write-off of deferred financing costs and debt discounts	3,677	2,711
Loss from debt extinguishment, net	26,164	6
Deferred income taxes	(2,539)	(4,384)
Gain on sale/disposal of assets	(380)	—
Change in assets and liabilities, net of assets and liabilities acquired:
Increase in accounts receivable and contract costs and recognized income not yet billed	(37,789)	(26,170)
(Increase) decrease in inventories	(14,705)	1,998
Decrease in prepaid and other assets	2,575	4,170
Decrease in accounts payable, accrued liabilities and income taxes payable	(44,114)	(3,724)
Other changes, net	(2,793)	409

Net cash provided by (used in) operating activities	(35,699)	5,511

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(41,737)	(17,689)
Acquired business, net of cash acquired	(855)	—
Funds restricted for capital projects	3,875	—
(Increase) decrease in equipment lease deposits	(351)	28
Proceeds from sale of investment	1,333	—

Net cash used in investing activities	(37,735)	(17,661)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	637,737	100,000
Payments of long-term debt	(498,771)	(53,897)
Increase in short-term borrowings	2,022	—
Financing costs	(21,239)	(4,145)
Purchase of ESOP shares	(8,310)	—
Exercise of stock options	20	285
Tax benefit from exercise of options/vesting of restricted stock	23	99
Other, net	(94)	37

Net cash provided by financing activities	111,388	42,379

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities	(561)	(269)

Net cash used in discontinued operations	(561)	(269)
Effect of exchange rate changes on cash and equivalents	1,142	(2,351)

NET INCREASE IN CASH AND EQUIVALENTS	38,535	27,609
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	169,802	320,833

CASH AND EQUIVALENTS AT END OF PERIOD	$208,337	$348,442

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(Unaudited)

(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

Griffon operates through three business segments: Home & Building Products, Telephonics Corporation and Clopay Plastic Products Company.

•	Home & Building Products (“HBP”) consists of:

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

•

Clopay Plastic Products Company (“Plastics”), is an international leader in the development and production of embossed, laminated and printed specialty plastic films used in a variety of hygienic, health-care and industrial applications.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements. As such, they should be read with reference to Griffon’s Annual Report on Form 10-K for the year ended September 30, 2010, which provides a more complete explanation of Griffon’s accounting policies, financial position, operating results, business properties and other matters. In the opinion of management, these financial statements reflect all adjustments considered necessary for a fair statement of interim results. Griffon’s HBP operations are seasonal and the results of any interim period are not necessarily indicative of the results for the full year.

The condensed consolidated balance sheet information at September 30, 2010 was derived from the audited financial statements included in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2010.

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

NOTE 2 – FAIR VALUE MEASUREMENTS

The carrying values of cash and equivalents, accounts receivable, accounts and notes payable and revolving credit debt approximate fair value due to either the short-term nature of such instruments or the fact that the interest rate of the revolving credit debt is based upon current market rates.

At March 31, 2010, the fair value of Griffon’s 2017 4% convertible notes and 2018 Senior Notes approximated $116,000 and $561,000, respectively, based upon quoted market prices (level 1 inputs).

Insurance contracts with a value of $4,716 and trading securities with a value of $8,769 at March 31, 2011, are measured and recorded at fair value based upon quoted prices in active markets for identical assets (level 1 inputs).

Items Measured at Fair Value on a Recurring Basis

At March 31, 2011, Griffon had $5,419 of Canadian dollar contracts at a weighted average rate of $0.99 and $2,840 of Australian dollar contracts at a weighted average rate of $0.99. The contracts do not qualify for hedge accounting and a fair value loss of $192 was recorded in other liabilities and to other income for the outstanding contracts based on similar contract values (level 2 inputs) for the three and six month periods ended March 31, 2011, respectively.

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

ATT’s results of operations are not included in Griffon’s consolidated statements of operations or cash flows, or related footnotes for any period presented prior to September 30, 2010, except where explicitly stated as pro forma results. Griffon’s consolidated balance sheet at September 30, 2010 and related footnotes include ATT’s balances at that date. The accounts of the acquired company, after adjustments to reflect fair market values assigned to assets and liabilities, have been included in Griffon’s consolidated financial statements from the date of acquisition.

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

	$464,354

Pro Forma Information

The following unaudited pro forma information illustrates the effect on Griffon’s revenue and net earnings for the three and six months ended March 31, 2010, assuming the acquisition of ATT took place on October 1, 2009.

	Three Months Ended March 31, 2010	Six Months Ended March 31, 2010

Revenue from continuing operations:
As reported	$313,977	$619,134
Pro forma	457,380	853,666
Net earnings from continuing operations:
As reported	$2,034	$6,214
Pro forma	8,078	13,737
Diluted earnings per share from continuing operations:
As reported	$0.03	$0.10
Pro forma	0.13	0.23

Average shares - Diluted (in thousands)	59,939	59,769

The pro forma results of operations have been prepared for comparative purposes only and include certain adjustments to actual financial results, such as imputed financing costs, and estimated amortization and depreciation expense as a result of intangibles and fixed assets acquired measured at fair value. They do not purport to be indicative of the results of operations that would have actually resulted had the acquisition occurred on the date indicated or that may result in the future.

During the 2011 first quarter, Plastics purchased a business in Shanghai, China for $855. The purchase price was primarily allocated to fixed assets.

NOTE 4 – INVENTORIES

Inventories, stated at the lower of cost (first-in, first-out or average) or market, were comprised of the following:

	At March 31, 2011	At September 30, 2010

Raw materials and supplies	$73,868	$64,933
Work in process	70,739	69,107
Finished goods	125,894	134,761

Total	$270,501	$268,801

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment were comprised of the following:

	At March 31, 2011	At September 30, 2010

Land, building and building improvements	$129,174	$126,785
Machinery and equipment	545,995	498,017
Leasehold improvements	33,841	33,455

	709,010	658,257
Accumulated depreciation and amortization	(371,812)	(343,331)

Total	$337,198	$314,926

Depreciation and amortization expense for property, plant and equipment was $13,645 and $9,790 for the quarters ended March 31, 2011 and 2010, respectively, and $25,460 and $19,183 for the six-month periods ended March 31, 2011 and 2010, respectively.

No event or indicator of impairment occurred during the three and six months ended March 31, 2011, which would require additional impairment testing of property, plant and equipment.

NOTE 6 – GOODWILL AND OTHER INTANGIBLES

The following table provides the changes in carrying value of goodwill by segment during the six months ended March 31, 2011.

	At September 30, 2010	Other adjustments including currency translations	At March 31, 2011

Home & Building Products	$261,064	$—	$261,064
Telephonics	18,545	—	18,545
Plastics	77,612	3,047	80,659

Total	$357,221	$3,047	$360,268

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	At March 31, 2011			At September 30, 2010

	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization

Customer relationships	$159,094	$10,543	25	$155,798	$6,477
Unpatented technology	7,361	1,688	12	8,154	1,144

Total amortizable intangible assets	166,455	12,231		163,952	7,621
Trademarks	77,418	—		76,680	—

Total intangible assets	$243,873	$12,231		$240,632	$7,621

Amortization expense for intangible assets subject to amortization was $1,908 and $500 for the quarters ended March 31, 2011 and 2010, respectively, and $3,918 and $1,025 for the six-month periods ended March 31, 2011 and 2010, respectively.

During the 2011 first quarter, Griffon reduced the carrying value of unpatented technology by approximately $1,400 due to the expiration of contingency agreements related to certain past acquisitions.

No event or indicator of impairment occurred during the six months ended March 31, 2011, which would require impairment testing of long-lived intangible assets including goodwill.

NOTE 7 – INCOME TAXES

Griffon’s effective tax rate for continuing operations for the quarter ended March 31, 2011 was a benefit of 32.2%, compared to a benefit of 137% in the prior year quarter. The March 31, 2011 quarter effective tax rate reflected a change in earnings mix between domestic and non-domestic and the results of ATT which was acquired on September 30, 2010. The March 31, 2010 quarter effective tax rate benefited from resolution of certain non-domestic tax audits resulting in the release previously established reserves for uncertain tax positions, combined with the benefit of certain tax planning initiatives with respect to non-U.S. operating locations.

Griffon’s effective tax rate for continuing operations for the six months ended March 31, 2011 was a benefit of 33.8%, compared to a benefit of 5.9% in the prior year quarter. The March 31, 2011 quarter effective tax rate reflected a change in earnings mix between domestic and non-domestic and includes the results of ATT which was acquired on September 30, 2010. In addition, a tax benefit of $241 was recorded in connection with the retroactively extended research tax credit signed into law on December 22, 2010. The March 31, 2010 quarter effective tax rate benefited from resolution of certain non-domestic tax audits resulting in the release of previously established reserves for uncertain tax positions, combined with the benefit of certain tax planning initiatives with respect to non-U.S. operating locations, and a benefit arising on the filing of certain of Griffon’s tax returns in various jurisdictions.

Excluding the above discrete period items, the effective tax rate on continuing operations for the quarter and six months ended March 31, 2011 would have been a benefit of 33.4% and 32.8%, respectively. The effective tax rate for the quarter and six months ended March 31, 2010, excluding the discrete period items, would have been a provision of 26.6% and 25.5%, respectively.

NOTE 8 – LONG-TERM DEBT

			At March 31, 2011					At September 30, 2010

			Outstanding Balance	Original Issuer Discount	Balance Sheet	Capitalized Fees & Expenses	Coupon Interest Rate	Outstanding Balance	Original Issuer Discount	Balance Sheet	Capitalized Fees & Expenses	Coupon Interest Rate

Senior notes due 2018	(a	)	$550,000	$—	$550,000	$11,444	7.125%	$—	$—	$—	$—	n/a
Revolver due 2016	(a	)	—	—	—	2,727	n/a	—	—	—	—	n/a
Convert. debt due 2017	(b	)	100,000	(21,139)	78,861	2,586	4.000%	100,000	(22,525)	77,475	2,807	4.000%
Real estate mortgages	(c	)	18,747	—	18,747	366	n/a	7,287	—	7,287	159	n/a
ESOP Loans	(d	)	12,998	—	12,998	33	n/a	5,000	—	5,000	—	n/a
Capital lease - real estate	(e	)	11,765	—	11,765	270	5.000%	12,182	—	12,182	282	5.000%
Convert. debt due 2023	(f	)	532	—	532	—	4.000%	532	—	532	—	4.000%
Term loan due 2013	(g	)	—	—	—	260	n/a	—	—	—	—	n/a
Revolver due 2011	(g	)	—	—	—	124	n/a	—	—	—	—	n/a
Foreign line of credit	(g	)	2,043	—	2,043	—	n/a	—	—	—	—	n/a
Term loan due 2016	(h	)	—	—	—	—	n/a	375,000	(7,500)	367,500	9,782	7.800%
Asset based lending	(h	)	—	—	—	—	n/a	25,000	(625)	24,375	3,361	4.500%
Revolver due 2013	(i	)	—	—	—	—	n/a	30,000	—	30,000	476	1.800%
Other long term debt	(j	)	628	—	628	—		485	—	485	—

Totals			696,713	(21,139)	675,574	$17,810		555,486	(30,650)	524,836	$16,867

less: Current portion			(8,579)	—	(8,579)			(20,901)	—	(20,901)

Long-term debt			$688,134	$(21,139)	$666,995			$534,585	$(30,650)	$503,935

			Quarter Ended March 31, 2011					Quarter Ended March 31, 2010

			Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense	Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense

Senior notes due 2018	(a	)	7.5%	$1,633	$—	$68	$1,701	n/a	$—	$—	$—	$—
Revolver due 2016	(a	)	n/a	—	—	23	23	n/a	—	—	—	—
Convert. debt due 2017	(b	)	9.2%	1,000	703	111	1,814	9.2%	1,000	650	110	1,760
Real estate mortgages	(c	)	5.6%	213	—	19	232	6.7%	122	—	5	127
ESOP Loans	(d	)	2.6%	24	—	17	41	1.5%	21	—	—	21
Capital lease - real estate	(e	)	5.2%	147	—	6	153	5.2%	158	—	6	164
Convert. debt due 2023	(f	)	4.0%	5	—	—	5	9.0%	500	565	32	1,097
Term loan due 2013	(g	)	n/a	—	—	70	70	n/a	—	—	—	—
Revolver due 2011	(g	)	n/a	10	—	39	49	n/a	—	—	—	—
Foreign line of credit	(g	)	3.8%	8	—	—	8	n/a	—	—	—	—
Term loan due 2016	(h	)	8.5%	6,002	263	300	6,565	n/a	—	—	—	—
Asset based lending	(h	)	4.9%	586	26	157	769	6.4%	210	—	175	385
Revolver due 2013	(i	)	n/a	49	—	31	80	n/a	200	—	47	247
Other long term debt	(j	)		5	—	—	5		—	—	—	—
Capitalized interest				(196)	—	—	(196)		(72)	—	—	(72)

Totals				$9,486	$992	$841	$11,319		$2,139	$1,215	$375	$3,729

			Six Months Ended March 31, 2011					Six Months Ended March 31, 2010

			Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense	Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense

Senior notes due 2018	(a	)	7.5%	$1,633	$—	$68	$1,701	n/a	$—	$—	$—	$—
Revolver due 2016	(a	)	n/a	—	—	23	23	n/a	—	—	—	—
Convert. debt due 2017	(b	)	9.3%	2,000	1,386	222	3,608	9.2%	1,100	715	110	1,925
Real estate mortgages	(c	)	5.6%	344	—	28	372	6.7%	247	—	9	256
ESOP Loans	(d	)	2.6%	47	—	33	80	1.5%	43	—	—	43
Capital lease - real estate	(e	)	5.4%	309	—	13	322	5.2%	320	—	13	333
Convert. debt due 2023	(f	)	4.0%	11	—	—	11	9.0%	1,426	1,386	106	2,918
Term loan due 2013	(g	)	n/a	—	—	70	70	n/a	—	—	—	—
Revolver due 2011	(g	)	n/a	11	—	39	50	n/a	—	—	—	—
Foreign line of credit	(g	)	3.8%	8	—	—	8	n/a	—	—	—	—
Term loan due 2016	(h	)	9.5%	13,498	572	745	14,815	n/a	—	—	—	—
Asset based lending	(h	)	6.2%	1,076	58	341	1,475	5.8%	573	—	277	850
Revolver due 2013	(i	)	n/a	159	—	79	238	2.8%	417	—	95	512
Other long term debt	(j	)		12	—	—	12		—	—	—	—
Capitalized interest				(243)	—	—	(243)		(138)	—	—	(138)

Totals				$18,865	$2,016	$1,661	$22,542		$3,988	$2,101	$610	$6,699

(a)

On March 17, 2011, in an unregistered offering through a private placement under Rule 144A, Griffon issued, at par, $550,000 of 7.125% Senior Notes due in 2018 (“Senior Notes”); interest on the Senior Notes is payable semi-annually. Proceeds were used to pay down the outstanding borrowings under a senior secured term loan facility and two senior secured revolving credit facilities of certain of the Company’s subsidiaries. The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and are subject to certain covenants, limitations and restrictions.

On March 18, 2011, Griffon entered into a five-year $200,000 Revolving Credit Facility (“Credit Agreement”), which includes a letter of credit sub-facility with a limit of $50,000, a multi-currency sub-facility of $50,000 and a swingline sub-facility with a limit of $30,000. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility or the occurrence of a default or event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate plus an applicable margin, which will decrease based on financial performance. The initial margins are 1.75% for base rate loans and 2.75% for LIBOR loans, in each case without a floor. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio as well as customary affirmative and negative covenants and events of default. The Credit Agreement also includes certain restrictions, such as limitations on the incurrence of indebtedness and liens and the making of restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by certain domestic subsidiaries and are secured, on a first priority basis, by substantially all assets of the Company and the guarantors. There was no outstanding balance as of March 31, 2011, and the Company was in compliance with the terms and covenants of the Credit Agreement.

At March 31, 2011, there were $20,467 of standby letters of credit outstanding under the Credit Agreement; $179,533 was available for borrowing.

(b)

On December 21, 2009, Griffon issued $100,000 principal of 4% convertible subordinated notes due 2017 (the “2017 Notes”). The initial conversion rate of the 2017 Notes was 67.0799 shares of Griffon’s common stock per $1,000 principal amount of notes, corresponding to an initial conversion price of $14.91 per share, a 23% conversion premium over the $12.12 closing price on December 15, 2009. Griffon used 8.75% as the nonconvertible debt-borrowing rate to discount the 2017 Notes and will amortize the debt discount through January 2017. At issuance, the debt component of the 2017 Notes was $75,437 and debt discount was $24,563. At September 30, 2010 and March 31, 2011, the 2017 Notes had a capital in excess of par component, net of tax, of $15,720.

(c)

On December 20, 2010, Griffon entered into two second lien real estate mortgages to secure new loans totaling $11,834. The loans mature in February 2016, are collateralized by the related properties and are guaranteed by Griffon. The loans bear interest at a rate of LIBOR plus 3% with the option to swap to a fixed rate.

Griffon has other real estate mortgages, collateralized by real property, that bear interest at rates from 6.3% to 6.6% with maturities extending through 2016.

(d)

Griffon’s Employee Stock Ownership Plan (“ESOP”) entered into a loan agreement in August 2010 to borrow $20,000 over a one-year period, to be used to purchase Griffon common stock in the open market. The loan bears interest at a) LIBOR plus 2.5% or b) the Bank’s prime rate. After the first year, Griffon has the option to convert all or a portion of the outstanding loan to a five-year term. If converted, principal is payable in quarterly installments of $250, beginning September 2011, with the remainder due at maturity. The loan is secured by the shares purchased with the proceeds of the loan, and repayment is guaranteed by Griffon. At March 31, 2011, 675,848 shares have been purchased; the outstanding balance was $8,310 and $11,690 was available for borrowing under the agreement.

In addition, the ESOP has a loan agreement, guaranteed by Griffon, which requires quarterly principal payments of $156 and interest through the expiration date of September 2012 at which time the $3,900 balance of the loan, and any outstanding interest, will be payable. The primary purpose of this loan was to purchase 547,605 shares of Griffon’s common stock in October 2008. The loan is secured by the shares purchased with the proceeds of the loan and repayment is guaranteed by Griffon. The loan bears interest at rates based upon the prime rate or LIBOR. At March 31, 2011, $4,688 was outstanding.

(e)

In October 2006, CBP entered into a capital lease totaling $14,290 for real estate in Troy, Ohio. Approximately $10,000 was used to acquire the building and the remaining amount was restricted for improvements. The lease matures in 2021, bears interest at a fixed rate of 5.1%, is secured by a mortgage on the real estate and is guaranteed by Griffon.

(f)

At March 31, 2011 and September 30, 2010, Griffon had $532 of 4% convertible subordinated notes due 2023 (the “2023 Notes”) outstanding. Holders of the 2023 Notes may require Griffon to repurchase all or a portion of their 2023 Notes on July 18, 2013 and 2018, if Griffon’s common stock price is below the conversion price of the 2023 Notes, as well as upon a change in control. At March 31, 2011 and September 30, 2010, the 2023 Notes had no capital in excess of par value component as substantially all of these notes were put to Griffon at par and settled in July 2010.

In January 2010, Griffon purchased $10,100 face value of the 2023 Notes for $10,200 which, after proportionate reduction in related deferred financing costs, resulted in a net pre-tax gain from debt extinguishment of $12. Capital in excess of par was reduced by $300 for the equity portion of the extinguished 2023 Notes, and debt discount was reduced by $200.

In December 2009, Griffon purchased $19,200 face value of the 2023 Notes for $19,400. Including a proportionate reduction in the related deferred financing costs, Griffon recorded an immaterial net pre-tax loss on the extinguishment. Capital in excess of par value was reduced by $700 related to the equity portion of the extinguished 2023 Notes and the debt discount was reduced by $500.

(g)

In November 2010, Clopay Europe GMBH (“Clopay Europe”) entered into a €10,000 revolving credit facility and a €20,000 term loan. The facility accrues interest at Euribor plus 2.35% per annum, and the term loan accrues interest at Euribor plus 2.45% per annum. The revolving facility matures in November 2011, but is renewable upon mutual agreement with the bank. The term loan can be drawn until August 2011 and, if drawn, repayment will be in ten equal installments beginning September 2011 with maturity in December 2013. Under the term loan, Clopay Europe is required to maintain a certain minimum equity to assets ratio and keep leverage below a certain level, defined as the ratio of total debt to EBITDA. There were no borrowings under the term loan or revolving facility at March 31, 2011.

Clopay do Brazil, a subsidiary of Plastics, maintains a line of credit of approximately $5,000. Interest on borrowings accrue at a rate of LIBOR plus 4%. $2,043 was borrowed under the line and $2,957 was available as of as of March 31, 2011.

(h)

In connection with the ATT acquisition, Clopay Ames True Temper Holding Corp. (“Clopay Ames”), a subsidiary of Griffon, entered into the $375,000 secured term Loan (“Term Loan”) and a $125,000 asset based lending agreement (“ABL”). The acquisition, including all related transaction costs, was funded by proceeds of the Term Loan, $25,000 drawn under the New ABL, and $168,000 of Griffon cash. ATT’s previous outstanding debt was repaid in connection with the acquisition.

On November 30, 2010, Clopay Ames, as required under the Term Loan agreement, entered into an interest rate swap on a notional amount of $200,000 of the Term Loan. The agreement fixed the LIBOR component of the Term Loan interest rate at 2.085% for the notional amount of the swap.

On March 17, 2011, the Term Loan, ABL and swap were terminated in connection with the issuance of the Senior Notes and Credit Agreement.

(i)

In March 2008, Telephonics entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which the lenders agreed to provide a five-year, revolving credit facility of $100,000 (the “TCA”). The TCA terminated in connection with the Credit Agreement.

(j)	Primarily capital leases.

At March 31, 2011, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit agreements and loan agreements.

During the quarter, in connection with the termination of the Term Loan, ABL and Telephonics credit agreement, Griffon recorded a $26,164 loss on extinguishment of debt consisting of $21,617 of deferred financing charges and original issuer discounts, a call premium of $3,703 on the Term Loan, and $844 of swap and other breakage costs.

As part of the acquisition of ATT, Griffon acquired interest rate swaps that had fair values totaling $3,845 at September 30, 2010. These swaps were terminated in October 2010 for $4,303, including accrued interest of $458.

NOTE 9 — SHAREHOLDERS’ EQUITY

During 2010, Griffon granted 703,845 shares of restricted stock to employees, with two to four-year cliff vesting, and a total fair value of $7,989, or a weighted average fair value of $11.35 per share. In connection with the ATT acquisition, Griffon entered into certain retention arrangements with the ATT senior management team. Under these arrangements, the ATT management team purchased 239,145 shares of common stock and received 239,145 shares of restricted stock that vest in full after four years, subject to the attainment of a specified performance measure.

During the quarter ended March 31, 2011, Griffon granted 365,000 restricted shares and 590,000 performance shares. The restricted shares had a total fair value of $4,544, or a weighted average fair value of $12.45 per share with 260,000 shares having a three-year cliff vesting; 30,000 shares, issued to Directors, vesting annually in equal installments over three years; and 75,000 shares vesting annually in equal installments over five years. The performance shares have a fair value of $7,346, or a weighted average fair value of $12.45 per share, and cliff vest when either the stock price of Griffon closes at $16 per share for twenty consecutive trading days or in 7 years, whichever comes first.

During the three months ended December 31, 2010, Griffon granted a total of 450,700 shares of restricted stock with three-year cliff vesting and a total fair value of $5,956, or a weighted average fair value of $13.22 per share.

The fair value of restricted stock and option grants is amortized over the respective vesting periods.

For the three and six months ended March 31, 2011, stock based compensation expense totaled $2,624 and $4,647, respectively. For the three and six months ended March 31, 2010, stock based compensation expense totaled $1,505 and $2,935, respectively.

NOTE 10 – EARNINGS PER SHARE (EPS)

Basic EPS was calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS was calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with stock based compensation. The 2023 Notes and the 2017 Notes were anti-dilutive due to the conversion price being greater than the weighted-average stock price during the periods presented. Due to the net loss in the three and six-month period ended March 31, 2011, the incremental shares from stock based compensation are anti-dilutive.

The following table is a reconciliation of the share amounts (in thousands) used in computing earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,

	2011	2010	2011	2010

Weighted average shares outstanding - basic	59,280	58,977	59,277	58,906
Incremental shares from stock based compensation	—	962	—	863

Weighted average shares outstanding - diluted	59,280	59,939	59,277	59,769

Anti-dilutive options excluded from diluted EPS computation	1,031	991	1,031	1,039

Griffon has the intent and ability to settle the principal amount of the 2017 Notes in cash; therefore, the potential issuance of shares related to the principal amount of the 2017 Notes is not included in diluted shares.

NOTE 11 – BUSINESS SEGMENTS

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

Griffon evaluates performance and allocates resources based on each segments’ operating results before interest income or expense, income taxes, depreciation and amortization, gain (losses) from debt extinguishment, unallocated amounts, restructuring charges and costs related to the fair value of inventory for acquisitions. Griffon believes this information is useful to investors for the same reason. The following tables provide a reconciliation of Segment profit and Segment profit before depreciation, amortization, restructuring and fair value write up of acquired inventory sold to Income before taxes and discontinued operations:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,

	2011	2010	2011	2010

REVENUE
Home & Building Products	$232,319	$82,204	$430,582	$181,726
Telephonics	113,525	116,190	211,804	219,809
Plastics	130,285	115,583	248,145	217,599

Total consolidated net sales	$476,129	$313,977	$890,531	$619,134

	For the Three Months Ended March 31,		For the Six Months Ended March 31,

	2011	2010	2011	2010

INCOME (LOSS) BEFORE TAXES AND DISCONTINUED OPERATIONS
Segment operating profit (loss):
Home & Building Products *	$6,931	$(3,714)	$5,308	$3,147
Telephonics	11,225	10,622	21,918	17,617
Plastics	5,170	5,086	9,312	5,447

Total segment operating profit	23,326	11,994	36,538	26,211
Unallocated amounts	(6,581)	(7,610)	(11,687)	(13,891)
Gain (loss) from debt extinguishment, net	(26,164)	12	(26,164)	(6)
Net interest expense	(11,222)	(3,537)	(22,376)	(6,445)

Income (loss) before taxes and discontinued operations	$(20,641)	$859	$(23,689)	$5,869

Segment profit before depreciation, amortization, restructuring and fair value write-up of acquired inventory sold:
Home & Building Products	$19,619	$92	$37,153	$10,561
Telephonics	12,929	12,409	25,335	21,030
Plastics	11,231	10,919	21,017	16,893

Total Segment profit before depreciation, amortization, restructuring and fair value write-up of acquired inventory sold	43,779	23,420	83,505	48,484
Unallocated amounts	(6,581)	(7,610)	(11,687)	(13,891)
Gain (loss) from debt extinguishment, net	(26,164)	12	(26,164)	(6)
Net interest expense	(11,222)	(3,537)	(22,376)	(6,445)
Segment depreciation and amortization	(15,453)	(10,206)	(29,210)	(20,042)
Home & Building Products:
Restructuring charges	(1,212)	(1,220)	(2,605)	(2,231)
Fair value write-up of acquired inventory sold	(3,788)	—	(15,152)	—

Income (loss) before taxes and discontinued operations	$(20,641)	$859	$(23,689)	$5,869

* Includes $3,788 and $15,152 of costs related to the sale of inventory that was recorded at fair value in connection with acquisition accounting for ATT for the three and six months ended March 31, 2011, respectively.

Unallocated amounts typically include general corporate expenses not attributable to reportable segment.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,

	2011	2010	2011	2010

DEPRECIATION and AMORTIZATION
Segment:
Home & Building Products	$7,688	$2,586	$14,088	$5,183
Telephonics	1,704	1,787	3,417	3,413
Plastics	6,061	5,833	11,705	11,446

Total segment depreciation and amortization	15,453	10,206	29,210	20,042
Corporate	100	84	168	166

Total consolidated depreciation and amortization	$15,553	$10,290	$29,378	$20,208

CAPITAL EXPENDITURES
Segment:
Home & Building Products	$7,335	$3,119	$13,775	$6,458
Telephonics	1,333	4,291	2,138	6,367
Plastics	14,996	96	25,616	4,299

Total segment	23,664	7,506	41,529	17,124
Corporate	143	173	208	565

Total consolidated capital expenditures	$23,807	$7,679	$41,737	$17,689

	At March 31, 2011	At September 30, 2010

ASSETS
Segment assets:
Home & Building Products	$976,715	$919,146
Telephonics	269,122	268,373
Plastics	434,194	397,470

Total segment assets	1,680,031	1,584,989
Corporate	170,638	157,645

Total continuing assets	1,850,669	1,742,634
Assets of discontinued operations	6,679	6,882

Consolidated total	$1,857,348	$1,749,516

NOTE 12 – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was as follows:

	Three months Ended March 31,		Six Months Ended March 31,

	2011	2010	2011	2010

Net income (loss)	$(14,001)	$2,033	$(15,681)	$6,324

Change in fair value of interest rate swap, net of tax	48	—	—	—
Foreign currency translation adjustment	16,911	(11,566)	16,466	(14,437)
Pension other comprehensive income amortization, net of tax	426	389	851	776

Comprehensive income (loss)	$3,384	$(9,144)	$1,636	$(7,337)

NOTE 13 – DEFINED BENEFIT PENSION EXPENSE

Defined benefit pension expense was recognized as follows:

	Three Months Ended March 31,		Six Months Ended March 31,

	2011	2010	2011	2010

Service cost	$88	$139	$174	$278
Interest cost	2,792	907	5,578	1,814
Expected return on plan assets	(2,843)	(343)	(5,681)	(686)
Amortization:
Prior service cost	84	84	168	168
Recognized actuarial loss	571	512	1,142	1,024

Net periodic expense	$692	$1,299	$1,381	$2,598

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 15 – DISCONTINUED OPERATIONS

The following amounts related to the Installation Services segment, discontinued in 2008, have been segregated from Griffon’s continuing operations and are reported as assets and liabilities of discontinued operations in the condensed consolidated balance sheets:

	At March 31, 2011		At September 30, 2010

	Current	Long-term	Current	Long-term

Assets of discontinued operations:
Prepaid and other current assets	$1,543	$—	$1,079	$—
Other long-term assets	—	5,136	—	5,803

Total assets of discontinued operations	$1,543	$5,136	$1,079	$5,803

Liabilities of discontinued operations:
Accounts payable	$4	$—	$8	$—
Accrued liabilities	4,319	—	4,281	—
Other long-term liabilities	—	7,282	—	8,446

Total liabilities of discontinued operations	$4,323	$7,282	$4,289	$8,446

There was no Installation Services’ operating unit revenue for the three and six months ended March 31, 2011 and 2010.

NOTE 16 – RESTRUCTURING AND OTHER RELATED CHARGES

The consolidation of the CBP manufacturing facilities plan, announced in June 2009, is substantially complete. The remaining restructuring related expenses primarily consist of shutdown costs for the Baldwin plant, which will be completed by fiscal year end. For the total project, CBP estimates it will incur pre-tax exit and restructuring costs approximating $11,000, substantially all of which will be cash charges; charges include $2,000 for one-time termination benefits and other personnel costs, $1,000 for excess facilities and related costs, and $8,000 for other exit costs, primarily in connection with production realignment. CBP expects approximately $11,000 in capital expenditures in order to effectuate the restructuring plan. To date, CBP has spent $7,901 and $10,070 for the restructuring plan and related capital expenditures, respectively, including $1,153 and $283, respectively, in the second quarter of 2011 and $2,482 and $755, respectively, for the six months ended March 31, 2011.

Restructuring and other related charges recognized for the three and six months ended March 31, 2011 and 2010 were as follows:

	Workforce Reduction	Facilities & Exit Costs	Other Related Costs	Total

Amounts incurred in:
Quarter ended December 31, 2009	$279	$694	$38	$1,011
Quarter ended March 31, 2010	124	775	321	1,220

Six months ended March 31, 2010	$403	$1,469	$359	$2,231

Quarter ended December 31, 2010	$239	$791	$363	$1,393
Quarter ended March 31, 2011	61	470	681	1,212

Six months ended March 31, 2011	$300	$1,261	$1,044	$2,605

At March 31, 2011, the accrued liability for the restructuring and other related charges consisted of:

	Workforce Reduction	Facilities & Exit Costs	Other Related Costs	Total

Accrued liability at September 30, 2010	$1,541	$—	$—	$1,541
Charges	300	1,261	1,044	2,605
Payments	(1,284)	(1,261)	(1,044)	(3,589)

Accrued liability at March 31, 2011	$557	$—	$—	$557

NOTE 17 – OTHER INCOME

For the quarters ended March 31, 2011 and 2010, Other income included losses of $150 and $241, respectively, of foreign exchange gains/losses, and $168 and nil, respectively, of investment income.

For the six months ended March 31, 2011 and 2010, Other income included losses of $27 and $166, respectively, of foreign exchange gains/losses and $1,307 and nil, respectively, of investment income.

NOTE 18 – WARRANTY LIABILITY

Telephonics offers warranties against product defects for periods ranging from one to two years, with certain products having a limited lifetime warranty, depending on the specific product and terms of the customer purchase agreement. Typical warranties require Telephonics to repair or replace the defective products during the warranty period at no cost to the customer. For Home & Building Products and Telephonics, at the time revenue is recognized, a liability is recorded for warranty costs, estimated based on historical experience; the Segment periodically assesses its warranty obligations and adjusts the liability as necessary. ATT offers an express limited warranty for a period of ninety days, from the date of original purchase, on all products unless otherwise stated on the product or packaging.

Changes in Griffon’s warranty liability, included in Accrued liabilities, were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010

Balance, beginning of fiscal year	$5,819	$4,796	$5,896	$5,707
Warranties issued and charges in estimated pre-existing warranties	709	1,236	1,380	1,319
Actual warranty costs incurred	(847)	(1,272)	(1,595)	(2,266)

Balance, end of fiscal period	$5,681	$4,760	$5,681	$4,760

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

In April 2009, the DEC advised ISC’s representatives that both the DEC and the New York State Department of Health had reviewed and accepted an August 2007 Remedial Investigation Report and an Additional Data Collection Summary Report dated January 30, 2009. With the acceptance of these reports, ISC completed the Remedial Investigation required under the Consent Order and was authorized, accordingly, by the DEC to conduct the Feasibility Study required by the Consent Order. Pursuant to the requirements of the Consent Order and its obligations thereunder, ISC, without acknowledging any responsibility to perform any remediation at the Site, submitted to the DEC in August 2009, a draft Feasibility Study which recommended for the soil, groundwater and sediment medias, remediation alternatives having a current net capital cost value, in the aggregate, of approximately $5,000. In February 2011, DEC advised ISC it had accepted and approved the feasibility study. Accordingly, ISC has no further obligations under the Consent Order.

Upon acceptance of the feasibility study, DEC issued a Proposed Remedial Action Plan (“PRAP”) that sets forth the proposed remedy for the site. The PRAP accepted the recommendation contained in the feasibility study for remediation of the soil and groundwater medias, but selected a different remediation alternative for the sediment medium. The approximate cost and the current net capital cost value of the remedy proposed by DEC in the PRAP is approximately $10,000. DEC has received public comments on the PRAP and is expected to issue a Record of Decision (“ROD”) that will set forth the specific remedy DEC has selected and will explain why the remedy was selected and respond to public comments.

It is expected DEC will thereafter enter negotiations with potentially responsible parties to request they undertake performance of the remedies selected in the ROD and if not, then the State may use State Superfund money to remediate the Peekskill site. Griffon does not acknowledge any responsibility to perform any remediation at the Peekskill Site.

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

Department of Environmental Conservation of New York State, regarding Frankfort, NY site. During fiscal 2009, an underground fuel tank with surrounding soil contamination was discovered at the Frankfort, N.Y. site, which is the result of historical facility operations prior to ATT’s ownership. ATT is actively working with the New York Department of Environmental Conservation and the New York State Department of Health to define remediation requirements. Griffon believes remediation will be completed during the first half of 2012, that future remediation costs will be less than $1,000, and that it has adequately accrued for this liability.

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

NOTE 20 — RELATED PARTY

Goldman, Sachs & Co. acted as a co-manager and as an initial purchaser in connection with the Senior Notes offering and received a fee of $825.

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

Griffon operates through three business segments: Home & Building Products, Telephonics Corporation and Clopay Plastic Products Company.

•	Home & Building Products (“HBP”) consists of:

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

OVERVIEW

Revenue for the quarter ended March 31, 2011 was $476,129, compared to $313,977 in the prior year quarter. Loss from continuing operations was $14,001, or $0.24 per diluted share, compared to income of $2,034, or $0.03 per share, in the prior year quarter. The current quarter results included a $26,164 ($16,813, net of tax, or $0.28 per share) charge related to debt extinguishment, $3,788 ($2,462, net of tax, or $0.04 per share) of increased cost of goods related to the sale of inventory recorded at fair value in connection with acquisition accounting for ATT and $1,212 ($788, net of tax, or $0.01 per share) of restructuring charges primarily associated with the consolidation of facilities at CBP. The prior year quarter included $1,220 ($793, net of tax, or $0.01 per share) related to the restructuring at CBP and $(1,415), or $(0.02) per share, related to discrete tax items. Excluding the loss on debt extinguishment, the ATT inventory item and restructuring charges and discrete tax items from both periods, income from continuing operations would have been $6,062, or $0.10 per share compared to $1,412, or $0.02 per share, in the prior year quarter. Income from discontinued operations for the March 2011 and 2010 second quarters was essentially nil. Net loss for the second quarter of 2011 was $14,001, or $0.24 per share, compared to net income of $2,033, or $0.03 per share, in the prior year.

On a pro forma basis as if ATT was purchased on October 1, 2009, second quarter revenue of $476,129, increased 4% in comparison to $457,380 in the 2010 quarter. The net loss from continuing operations was $14,001 or $0.24 per share, compared to income of $8,078 or $0.13 per share, in the prior year quarter. Adjusting these results for the same items discussed above, current quarter income from continuing operations would have been $6,062, or $0.10 per share, compared to $7,645, or $0.13 per share, in the prior year quarter.

Revenue for the six months ended March 31, 2011 was $890,531, compared to $619,134 in the prior year period. Loss from continuing operations was $15,681 or $0.26 per diluted share, compared to income of $6,214, or $0.11 per share, in the prior year period. The current year results included a $26,164 ($16,813, net of tax, or $0.28 per share) charge related to debt extinguishment, $15,152 ($9,849, net of tax, or $0.17 per share) of increased cost of goods related to the sale of inventory recorded at fair value in connection with acquisition accounting for ATT, $2,605 ($1,693, net of tax, or $0.03 per share) of restructuring charges primarily associated with the consolidation of facilities at CBP and $(241), or $0.00 per share, of discrete tax items. The prior year included $2,231 ($1,450, net of tax, or $0.02 per share) related to the restructuring at CBP and $(1,838), or $(0.03) per share, related to discrete tax items. Excluding the loss on debt extinguishment, the ATT inventory item, restructuring charges and discrete tax items from both periods, income from continuing operations would have been $12,433, or $0.21 per share compared to $5,826, or $0.10 per share, in the prior year. Income from discontinued operations for the March 2011 and 2010 year-to-date periods was essentially nil. Net loss for the current year period was $15,681, or $0.26 per share, compared to net income of $6,324, or $0.11 per share, in the prior year.

On a pro forma basis, as if ATT was purchased on October 1, 2009, six-month revenue of $890,531 increased 4% in comparison to $853,666 in 2010. The net loss from continuing operations was $15,681, or $0.26 per share, compared to income of $13,737, or $0.23 per share, in the prior year. Adjusting these results for the same items discussed above, current period income from continuing operations would have been $12,433, or $0.21 per share, compared to $13,711, or $0.23 per share, in the prior year.

The purchase of ATT occurred on September 30, 2010. Accordingly, ATT’s results of operations are not included in Griffon’s consolidated statements of operations or cash flows or related footnotes for any period presented prior to September 30, 2010, except where explicitly stated as pro forma results. Griffon’s consolidated balance sheet at September 30, 2010 and related footnotes include ATT’s balances at that date. The accounts of the acquired company, after adjustments to reflect fair market values assigned to assets and liabilities, have been included in Griffon’s consolidated financial statements from the date of acquisition.

On March 17, 2011, Griffon issued $550,000 aggregate principal amount of senior notes due 2018 (“Senior Notes”), at par, and will pay interest semi-annually at a rate of 7.125% per annum. The Senior Notes are senior unsecured obligations of Griffon and are guaranteed by certain of its domestic subsidiaries. Proceeds from issuance of the Senior Notes were used to repay the balances outstanding under the Clopay Ames True Temper Holding Corp. (“Clopay Ames”) secured term loan (“Term Loan”) and the Clopay Ames asset based lending agreement (“ABL”).

On March 18, 2011, Griffon entered into a $200,000 five-year revolving credit facility that refinanced and replaced the existing revolving credit facilities at each of Telephonics and Clopay Ames True Temper Holding Corp.

The Senior Notes, along with the revolving credit facility, completed the refinancing of substantially all of Griffon’s domestic subsidiary debt with new debt at the parent company level.

Griffon also evaluates performance based on Earnings per share and Income (loss) from continuing operations excluding restructuring charges, gain (loss) from debt extinguishment, discrete tax items and costs related to the fair value of inventory for acquisitions. Griffon believes this information is useful to investors for the same reason. The following table provides a reconciliation of Earnings per share and Income (loss) from continuing operations to Adjusted earnings per share and Adjusted income (loss) from continuing operations:

GRIFFON CORPORATION AND SUBSIDIARIES
RECONCILIATION OF INCOME (LOSS) TO ADJUSTED INCOME (LOSS)
(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,

	2011	2010	2011	2010

Income (loss) from continuing operations	$(14,001)	$2,034	$(15,681)	$6,214

Adjusting items, net of tax:
Loss from debt extinguishment, net	16,813	—	16,813	—
Fair value write-up of acquired inventory sold	2,462	—	9,849	—
Restructuring	788	793	1,693	1,450
Discrete tax items	—	(1,415)	(241)	(1,838)

Adjusted income (loss) from continuing operations	$6,062	$1,412	$12,433	$5,826

Diluted earnings (loss) per common share	$(0.24)	$0.03	$(0.26)	$0.11

Adjusting items, net of tax:
Loss from debt extinguishment, net	0.28	—	0.28	—
Fair value write-up of acquired inventory sold	0.04	—	0.17	—
Restructuring	0.01	0.01	0.03	0.02
Discrete tax items	—	(0.02)	—	(0.03)

Adjusted diluted earnings (loss) per common share	$0.10	$0.02	$0.21	$0.10

Weighted-average shares outstanding (in thousands)	59,280	59,939	59,277	59,769

Note: Due to rounding, the sum of earnings per share of Continuing operations and Discontinued operations may not equal earnings per share of Net Income (Loss).

RESULTS OF OPERATIONS

Three and six months ended March 31, 2011 and 2010

Griffon evaluates performance and allocates resources based on each segments’ operating results before interest income or expense, income taxes, depreciation and amortization, gain (losses) from debt extinguishment, unallocated amounts, restructuring charges and costs related to the fair value of inventory for acquisitions. Griffon believes this information is useful to investors for the same reason. The following table provides a reconciliation of Segment profit before depreciation, amortization, restructuring and fair value write up of acquired inventory sold to Income before taxes and discontinued operations:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,

	2011	2010	2011	2010

Segment profit before depreciation, amortization, restructuring and fair value write-up of acquired inventory sold:
Home & Building Products	$19,619	$92	$37,153	$10,561
Telephonics	12,929	12,409	25,335	21,030
Clopay Plastic Products	11,231	10,919	21,017	16,893

Total Segment profit before depreciation, amortization, restructuring and fair value write-up of acquired inventory sold	43,779	23,420	83,505	48,484
Unallocated amounts	(6,581)	(7,610)	(11,687)	(13,891)
Gain (loss) from debt extinguishment, net	(26,164)	12	(26,164)	(6)
Net interest expense	(11,222)	(3,537)	(22,376)	(6,445)
Segment depreciation and amortization	(15,453)	(10,206)	(29,210)	(20,042)
Home & Building Products:
Restructuring charges	(1,212)	(1,220)	(2,605)	(2,231)
Fair value write-up of acquired inventory sold	(3,788)	—	(15,152)	—

Income (loss) before taxes and discontinued operations	$(20,641)	$859	$(23,689)	$5,869

Home & Building Products

	Three Months Ended March 31,				Six Months Ended March 31,

	2011		2010		2011		2010

Revenue	$232,319		$82,204		$430,582		$181,726

Segment operating profit (loss)	6,931	3.0%	(3,714)	NM	5,308	1.2%	3,147	1.7%
Depreciation and amortization	7,688		2,586		14,088		5,183
Fair value write-up of acquired inventory sold	3,788		—		15,152		—
Restructuring charges	1,212		1,220		2,605		2,231

Segment profit before depreciation, amortization and restructuring	$19,619	8.4%	$92	0.1%	$37,153	8.6%	$10,561	5.8%

For the quarter ended March 31, 2011, Segment revenue increased $150,115, or 183%, compared to the prior year quarter primarily due to the inclusion of ATT’s revenue and somewhat higher door volume. On a pro forma basis, prepared as if ATT was purchased on October 1, 2009, revenue increased $6,700, or 3%, compared to the prior year quarter. For the quarter, ATT and CBP revenue increased 2% and 5%, respectively, driven mainly by volume, with ATT’s increase primarily driven by snow tools.

For the quarter ended March 31, 2011, Segment operating profit was $6,931 compared to a loss of $3,714 in the prior year quarter. The improvement was primarily driven by the inclusion of ATT’s operating profit in the current quarter’s results. The current quarter operating profit includes $3,788 for increased cost of goods related to the sale of inventory that was recorded at fair value in connection with acquisition accounting for ATT. On a pro forma basis, as if ATT was purchased on October 1, 2009, the segment operating profit in the prior year was $13,371 compared to the segment operating profit of $6,931 in the current year quarter. The decrease was mainly due to the impact of higher material costs as well as the above acquisition accounting item.

For the six months ended March 31, 2011, segment revenue increased $248,856, or 137%, compared to the prior year period primarily due to the inclusion of ATT’s revenue, as well as somewhat higher door volume. On a pro forma basis, prepared as if ATT was purchased on October 1, 2009, revenue increased 14,300, or 3%, compared the prior year quarter. For the six month period, ATT and CBP revenue increased 2% and 5%, respectively, driven mainly by volume.

For the six months ended March 31, 2011, segment operating profit was $5,308 compared to $3,147 in the prior year. The benefit from the inclusion of ATT in current year segment results was more than offset by $15,152 of increased costs of goods related to the sale of inventory recorded at fair value in connection with acquisition accounting for ATT. On a pro forma basis, as if ATT was purchased on October 1, 2009, the segment operating profit in the prior year was $30,294 compared to the segment operating profit of $5,308 in the current year. In addition to the ATT inventory item, the decrease was primarily due to the impact of higher material costs and $2,919 of lower receipts under the Byrd amendment (anti-dumping compensation from the US government).

Telephonics

	Three Months Ended March 31,				Six Months Ended March 31,

	2011		2010		2011		2010

Revenue	$113,525		$116,190		$211,804		$219,809

Segment operating profit	11,225	9.9%	10,622	9.1%	21,918	10.3%	17,617	8.0%
Depreciation and amortization	1,704		1,787		3,417		3,413

Segment profit before depreciation and amortization	$12,929	11.4%	$12,409	10.7%	$25,335	12.0%	$21,030	9.6%

For the quarter ended March 31, 2011, Telephonics revenue decreased $2,665, or 2%, compared to the prior year quarter. The decline was primarily attributable to the transition on the Automatic Radar Periscope Detection and Discrimination (“ARPDD”) program from development to production phase (5%), and the lower rate of production on the C-17 program (3%); these decreases were partially offset by a 3% increase in Ground Surveillance Radars (“GSR”).

For the quarter ended March 31, 2011, Segment operating profit increased $603, or 6%, and operating profit margin increased 80 basis points from the prior year quarter primarily due to lower selling, general and administrative expenses related to the timing of proposal activities, and research and development initiatives.

For the six months ended March 31, 2011, Telephonics revenue decreased $8,005, or 4%, compared to the prior year primarily from the ARPDD program (5%) and the lower rate of production on the C-17 program (5%); the decreases were partially offset by a 4% increase in GSR revenue.

For the six months ended March 31, 2011, Segment operating profit increased $4,301, or 24%, and operating profit margin increased 230 basis points from the prior year due to program mix, as well as lower selling, general and administrative expenses due to the timing of proposal activities, and research and development initiatives.

During the quarter, Telephonics was awarded several new contracts and received incremental funding on current contracts totaling $131,000. Contract backlog was $441,000 at March 31, 2011 with 73% expected to be realized in the next 12 months. Backlog was $407,000 at September 30, 2010 and $433,000 at March 31, 2010. Backlog is defined as unfilled firm orders for products and services for which funding has been both authorized and appropriated by the customer-congress, in the case of the U.S. government agencies.

Plastics

	Three Months Ended March 31,				Six Months Ended March 31,

	2011		2010		2011		2010

Revenue	$130,285		$115,583		$248,145		$217,599

Segment operating profit	5,170	4.0%	5,086	4.4%	9,312	3.8%	5,447	2.5%
Depreciation and amortization	6,061		5,833		11,705		11,446

Segment profit before depreciation and amortization	$11,231	8.6%	$10,919	9.4%	$21,017	8.5%	$16,893	7.8%

For the quarter ended March 31, 2011, Plastics revenue increased $14,702, or 13%, compared to the prior year quarter primarily due to higher volume and favorable product mix (7%), the pass through of higher resin costs in customer selling prices (5%) and the favorable impact of foreign exchange translation (1%).

For the quarter ended March 31, 2011, Segment operating profit increased $84 compared to the prior year quarter due to higher volume, partially offset by product mix and the impact of higher resin costs which increased the cost of sales. Increased resin costs were not yet reflected in higher customer selling prices; Plastics adjusts customer selling prices based on underling resin costs on a delayed basis.

For the six months ended March 31, 2011, Plastics revenue increased $30,546, or 14%, compared to the prior year period primarily due to higher volumes in all geographic locations, the benefit from the pass through of higher resin costs in customer selling prices and favorable product mix, partially offset by the negative impact from foreign currency translation.

For the six months ended March 31, 2011, segment operating profit increased $3,865 compared to the prior year due to the higher volume and favorable product mix, partially offset by the impact of higher resin costs and the negative impact from foreign exchange translation.

Unallocated

For the quarter ended March 31, 2011, unallocated amounts totaled $6,581 compared to $7,610 in the prior year. The decrease was primarily due to higher legal and consulting expenses related to acquisition due diligence in the prior year. For the six months ended March 31, 2011, unallocated amounts totaled $11,687 compared to $13,891 in the prior year. The decrease was primarily due to realized and unrealized gains on investments in the current period and the absence of legal and consulting expenses related to acquisition due diligence which were incurred in the prior year period.

Segment Depreciation and Amortization

Segment depreciation and amortization increased $5,247 and $9,168 for the three and six month periods ending March 31, 2011 over the prior year periods primarily due to the increased depreciation and amortization related to the ATT acquisition

Other income (expense)

For the quarter and six month period ended March 31, 2011, interest expense increased $7,590 and $15,843, respectively, compared to the prior year periods, as a result of debt incurred for the acquisition of ATT.

During the quarter, in connection with the termination of the Term Loan, ABL and TCA, Griffon recorded a $26,164 loss on extinguishment of debt consisting of $21,617 of deferred financing charges and original issuer discounts, a call premium of $3,703 on the Term Loan, and $844 of swap and other breakage costs.

In the quarter ended March 31, 2010, Griffon recorded a non-cash, pre-tax gain from debt extinguishment of $12, net of a proportionate write-off of deferred financing costs, which resulted from its January 2010 purchase of $10,145 of its outstanding convertible notes at a premium.

For the six months ended March 31, 2010, Griffon recorded a non-cash, pre-tax loss from debt extinguishment of $6, net of a proportionate write-off of deferred financing costs, which resulted from its purchase of $29,392 of its outstanding convertible notes.

For the quarters ended March 31, 2011 and 2010, Other income included losses of $150 and $241, respectively, of foreign exchange gains/losses and $168 and nil, respectively, of investment income.

For the six months ended March 31, 2011 and 2010, Other income included losses of $27 and $166, respectively, of foreign exchange gains/losses and $1,307 and nil, respectively, of investment income.

Provision for income taxes

Griffon’s effective tax rate for continuing operations for the quarter ended March 31, 2011 was a benefit of 32.2%, compared to a benefit of 137% in the prior year quarter. The March 31, 2011 quarter effective tax rate reflected a change in earnings mix between domestic and non-domestic and the results of ATT which was acquired on September 30, 2010. The March 31, 2010 quarter effective tax rate benefited from resolution of certain non-domestic tax audits resulting in the release of previously established reserves for uncertain tax positions, combined with the benefit of certain tax planning initiatives with respect to non-U.S. operating locations.

Griffon’s effective tax rate for continuing operations for the six months ended March 31, 2011 was a benefit of 33.8%, compared to a benefit of 5.9% in the prior year quarter. The March 31, 2011 quarter effective tax rate reflected a change in earnings mix between domestic and non-domestic and includes the results of ATT which was acquired on September 30, 2010. In addition, a tax benefit of $241 was recorded in connection with the retroactively extended research tax credit signed into law on December 22, 2010. The March 31, 2010 quarter effective tax rate benefited from resolution of certain non-domestic tax audits resulting in the release of previously established reserves for uncertain tax positions, combined with the benefits from certain tax planning initiatives with respect to non-U.S. operating locations, and a benefit arising on the filing of certain of Griffon’s tax returns in various jurisdictions.

Excluding the above discrete period items, the effective tax rate on continuing operations for the quarter and six months ended March 31, 2011 would have been a benefit of 33.4% and 32.8, respectively. The effective tax rate for the quarter and six months ended March 31, 2010, excluding the discrete period items, would have been a provision of 26.6% and 25.5%, respectively.

Stock based compensation

For the three and six months ended March 31, 2011, stock based compensation expense totaled $2,624 and $4,647, respectively. For the three and six months ended March 31, 2010, stock based compensation expense totaled $1,505 and $2,935, respectively.

Discontinued operations – Installation Services

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

Griffon substantially concluded its remaining disposal activities in the second quarter of 2009. There was no revenue in the three and six-month periods ended March 31, 2011 and 2010.

Net income from discontinued operations of the Installation Services’ business was nil for the three months ended March 31, 2011 and 2010, respectively, and nil and $110 for the six months ended March 31, 2011 and 2010, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Management assesses Griffon’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting liquidity are cash flows from operating activities, capital expenditures, acquisitions, dispositions, bank lines of credit and the ability to attract long-term capital with satisfactory terms. Griffon remains in a strong financial position with sufficient liquidity available for reinvestment in existing businesses and strategic acquisitions while managing its capital structure on both a short-term and long-term basis.

The following table is derived from the Consolidated Statements of Cash Flows:

	Six Months Ended March 31,
Cash Flows from Continuing Operations
(in thousands)	2011	2010

Net Cash Flows Provided by (Used In):
Operating activities	$(35,699)	$5,511
Investing activities	(37,735)	(17,661)
Financing activities	111,388	42,379

Cash flows used in continuing operations for the six months ended March 31, 2011 were $35,699 compared to $5,511 provided by operating activities in the prior year quarter. Current assets net of current liabilities, excluding short-term debt and cash, increased to $415,083 at March 31, 2011 compared to $326,692 at September 30, 2010, primarily as a result of decreases in accounts payable, accrued liabilities and income taxes payable. Operating cash flows were affected by increases in accounts receivable and inventories as well as the decrease in accounts payable and accrued liabilities.

During the six months ended March 31, 2011, Griffon used cash for investing activities of $37,735 compared to $17,661 in the prior year period, primarily for capital expenditures. Griffon expects capital spending to be in the range of $60,000 to $70,000 for 2011.

During the six months ended March 31, 2011, cash provided by financing activities totaled $111,388 compared to $42,379 in the prior year period. Griffon issued $140,988 of debt, net of payments, in 2011, which included issuing $550,000 of 7.125% Senior Notes due in 2018 (“Senior Notes”) and repaying the $375,000 Term Loan, $25,000 under the Clopay Ames ABL and $30,000 under the TCA. In the prior year, Griffon issued $100,000 principal of 4% convertible subordinated notes, due 2017 (the “2017 Notes”).

Payments related to Telephonics revenue are received in accordance with the terms of development and production subcontracts to which Telephonics is a party; certain of these receipts are progress payments. Plastics customers are generally substantial industrial companies whose payments have been steady, reliable and made in accordance with the terms governing such sales. Plastics sales satisfy orders received in advance of production; payment terms are established in advance. With respect to Home & Building Products, there have been no material adverse impacts on payment for sales.

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. For the six months ended March 31, 2011:

•	The United States Government and its agencies, through either prime or subcontractor relationships, represented 18% of Griffon’s consolidated revenue and 75% of Telephonics revenue.
•	Procter & Gamble represented 14% of Griffon’s consolidated revenue and 50% of Plastics revenue.
•	The Home Depot represented 12% of Griffon’s consolidated revenue and 25% of Home & Building Products revenue.

No other customers exceed 9% of consolidated revenue. Future operating results will continue to substantially depend on the success of Griffon’s largest customers and Griffon’s relationships with them. Orders from these customers are subject to fluctuation and may be reduced materially. The loss of all or a portion of volume from any one of these customers could have a material adverse impact on Griffon’s liquidity and operations.

Cash, Cash Equivalents and Debt (in thousands)	At March 31, 2011	At September 30, 2010

Cash and equivalents	$208,337	$169,802

Notes payables and current portion of long-term debt	8,579	20,901
Long-term debt, net of current maturities	666,995	503,935
Debt discount	21,139	30,650

Total debt	696,713	555,486

Net cash and equivalents (debt)	$(488,376)	$(385,684)

On March 17, 2011, in an unregistered offering through a private placement under Rule 144A, Griffon issued, at par, $550,000 of 7.125% Senior Notes due in 2018 (“Senior Notes”); interest on the Senior Notes is payable semi-annually. Proceeds were used to pay down the outstanding borrowings under a senior secured term loan facility and two senior secured revolving credit facilities of certain of the Company’s subsidiaries. The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and are subject to certain covenants, limitations and restrictions.

On March 18, 2011, Griffon entered into a five-year $200,000 Revolving Credit Facility (“Credit Agreement”), which includes a letter of credit sub-facility with a limit of $50,000, a multi-currency sub-facility of $50,000 and a swingline sub-facility with a limit of $30,000. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility or the occurrence of a default or event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate plus an applicable margin, which will decrease based on financial performance. The initial margins are 1.75% for base rate loans and 2.75% for LIBOR loans, in each case without a floor. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio as well as customary affirmative and negative covenants and events of default. The Credit Agreement also includes certain restrictions, such as limitations on the incurrence of indebtedness and liens and the making of restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by certain domestic subsidiaries and are secured, on a first priority basis, by substantially all assets of the Company and the guarantors. There was no outstanding balance as of March 31, 2011, and the Company was in compliance with the terms and covenants of the Credit Agreement.

At March 31, 2011, there were 20,467 of standby letters of credit outstanding under the Credit Agreement; there was $179,533 available for borrowing.

In connection with the Senior Notes and Credit Agreement (“New Facilities”), Griffon paid off and terminated the $375,000 term loan and $125,000 asset based lending agreement, both entered into by Clopay Ames on September 30, 2010 in connection with the ATT acquisition, and terminated the Telephonics $100,000 revolving credit agreement. Additionally, in connection with the New Facilities, Clopay Ames terminated the $200,000 interest rate swap that fixed LIBOR to 2.085% for the Clopay Ames term loan.

On December 21, 2009, Griffon issued $100,000 principal of 4% convertible subordinated notes due 2017 (the “2017 Notes”). The initial conversion rate of the 2017 Notes was 67.0799 shares of Griffon’s common stock per $1,000 principal amount of notes, corresponding to an initial conversion price of $14.91 per share, a 23% conversion premium over the $12.12 closing price on December 15, 2009. Griffon used 8.75% as the nonconvertible debt-borrowing rate to discount the 2017 Notes and will amortize the debt discount through January 2017. At issuance, the debt component of the 2017 Notes was $75,437 and debt discount was $24,563. At September 30, 2010 and March 31, 2011, the 2017 Notes had a capital in excess of par component, net of tax, of $15,720.

On December 20, 2010, Griffon entered into two second lien real estate mortgages to secure new loans totaling $11,834. The loans mature in February 2016, are collateralized by the related properties and are guaranteed by Griffon. The loans bear interest at a rate of LIBOR plus 3% with the option to swap to a fixed rate.

Griffon has other real estate mortgages, collateralized by real property, that bear interest at rates from 6.3% to 6.6% with maturities extending through 2016.

Griffon’s Employee Stock Ownership Plan (“ESOP”) entered into a loan agreement in August 2010 to borrow $20,000 over a one-year period, to be used to purchase Griffon common stock in the open market. The loan bears interest at a) LIBOR plus 2.5% or b) the Bank’s prime rate. After the first year, Griffon has the option to convert all or a portion of the outstanding loan to a five-year term. If converted, principal is payable in quarterly installments of $250, beginning September 2011, with the remainder due at maturity. The loan is secured by the shares purchased with the proceeds of the loan, and repayment is guaranteed by Griffon. At March 31, 2011, 675,848 shares have been purchased; the outstanding balance was $8,310 and $11,690 was available for borrowing under the agreement.

In addition, the ESOP has a loan agreement, guaranteed by Griffon, which requires quarterly principal payments of $156 and interest through the expiration date of September 2012 at which time the $3,900 balance of the loan, and any outstanding interest, will be payable. The primary purpose of this loan was to purchase 547,605 shares of Griffon’s common stock in October 2008. The loan is secured by the shares purchased with the proceeds of the loan. The loan bears interest at rates based upon the prime rate or LIBOR. At March 31, 2011, $4,688 was outstanding.

In October 2006, CBP entered into a capital lease totaling $14,290 for real estate in Troy, Ohio. Approximately $10,000 was used to acquire the building and the remaining amount was restricted for improvements. The lease matures in 2021, bears interest at a fixed rate of 5.1%, is secured by a mortgage on the real estate and is guaranteed by Griffon.

At March 31, 2011 and September 30, 2010, Griffon had $532 of 4% convertible subordinated notes due 2023 (the “2023 Notes”) outstanding. Holders of the 2023 Notes may require Griffon to repurchase all or a portion of their 2023 Notes on July 18, 2013 and 2018, if Griffon’s common stock price is below the conversion price of the 2023 Notes, as well as upon a change in control. At March 31, 2011 and September 30, 2010, the 2023 Notes had no capital in excess of par value component as substantially all of these notes were put to Griffon at par and settled in July 2010.

In January 2010, Griffon purchased $10,100 face value of the 2023 Notes for $10,200 which, after proportionate reduction in related deferred financing costs, resulted in a net pre-tax gain from debt extinguishment of $12. Capital in excess of par was reduced by $300 for the equity portion of the extinguished 2023 Notes, and debt discount was reduced by $200.

In December 2009, Griffon purchased $19,200 face value of the 2023 Notes for $19,400. Including a proportionate reduction in the related deferred financing costs, Griffon recorded an immaterial net pre-tax loss on the extinguishment. Capital in excess of par value was reduced by $700 related to the equity portion of the extinguished 2023 Notes and the debt discount was reduced by $500.

In November 2010, Clopay Europe GMBH (“Clopay Europe”) entered into a €10,000 revolving credit facility and a €20,000 term loan. The facility accrues interest at Euribor plus 2.35% per annum, and the term loan accrues interest at Euribor plus 2.45% per annum. The revolving facility matures in November 2011, but is renewable upon mutual agreement with the bank. The term loan can be drawn until August 2011 and, if drawn, repayment will be in ten equal installments beginning September 2011 with maturity in December 2013. Under the term loan, Clopay Europe is required to maintain a certain minimum equity to assets ratio and keep leverage below a certain level, defined as the ratio of total debt to EBITDA. There were no borrowings under the term loan or revolving facility at March 31, 2011.

Clopay do Brazil, a subsidiary of Plastics, maintains a line of credit of approximately $5,000. Interest on borrowings accrue at a rate of LIBOR plus 4%. $2,043 was borrowed under the line and $2,957 was available as of as of March 31, 2011.

As part of the acquisition of ATT, Griffon acquired interest rate swaps that had fair values totaling $3,845 at September 30, 2010. These swaps were terminated in October 2010 for $4,303, including accrued interest of $458.

At March 31, 2011, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit agreements and loan agreements.

Approximately $1,366 shares of common stock are available for purchase pursuant to the Griffon’s stock buyback program. Purchases under this program, including pursuant to a 10b5-1 plan, may be made, depending upon market conditions and other factors, at prices deemed appropriate by management.

The consolidation of the CBP manufacturing facilities plan, announced in June 2009, is substantially complete. The remaining restructuring related expenses primarily consist of shutdown costs for the Baldwin plant, which will be completed by fiscal year end. For the total project, CBP estimates it will incur pre-tax exit and restructuring costs approximating $11,000, substantially all of which will be cash charges; charges include $2,000 for one-time termination benefits and other personnel costs, $1,000 for excess facilities and related costs, and $8,000 for other exit costs, primarily in connection with production realignment. CBP expects approximately $11,000 in capital expenditures in order to effectuate the restructuring plan. To date, CBP has spent $7,901 and $10,070 for the restructuring plan and related capital expenditures, respectively, including $1,153 and $283, respectively, in the second quarter of 2011 and $2,482 and $755, respectively, for the six months ended March 31, 2011.

Griffon substantially concluded its remaining disposal activities for the Installation Services business, discontinued in 2008, in the second quarter of 2009 and does not expect to incur significant expense in the future. Future net cash outflows to satisfy liabilities related to disposal activities accrued at March 31, 2011 are estimated to be $4,323. Certain of Griffon’s subsidiaries are also contingently liable for approximately $1,119 related to certain facility leases with varying terms through 2012 that were assigned to the respective purchasers of certain of the Installation Services businesses. Griffon does not believe it has a material exposure related to these contingencies.

During the six months ended March 31, 2011 and 2010, Griffon used cash for discontinued operations of $561 and $269, respectively, related to settling remaining Installation Services liabilities.

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

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

Interest Rates

Griffon’s exposure to market risk for changes in interest rates relates primarily to variable interest rate debt and investments in cash and cash equivalents.

•

Certain of Griffon’s credit facilities have a libor-based variable interest rate. Due to the current and expected level of borrowings under these facilities, a 100 basis point change in libor would not have a material impact on Griffon’s results of operations or liquidity.

Foreign Exchange

Griffon conducts business in various non-U.S. countries, primarily in Canada, Mexico, Europe, Brazil, Australia and China; therefore, changes in the value of the currencies of these countries affect the financial position and cash flows when translated into U.S. Dollars. Griffon has generally accepted the exposure to exchange rate movements relative to its non-U.S. operations. Griffon may, from time to time, hedge its currency risk exposures. A change of 5% or less in the value of all applicable foreign currencies would not have a material effect on Griffon’s financial position and cash flows.

Item 4 - Controls and Procedures

Under the supervision and with the participation of Griffon’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), Griffon’s disclosure controls and procedures, as defined by Exchange Act Rule 13a-15(e) and 15d-15(e), were evaluated as of the end of the period covered by this report. Based on that evaluation, Griffon’s CEO and CFO concluded that Griffon’s disclosure controls and procedures were effective at the reasonable assurance level.

During the period covered by this report, there were no changes in Griffon’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, Griffon’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

Griffon believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within a company have been detected. Griffon’s disclosure controls and procedures, as defined by Exchange Act Rule 13a-15(e) and 15d-15(e), are designed to provide reasonable assurance of achieving their objectives.

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

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

(c) ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2011	—		$—	—
February 1 - 28, 2011	675,848		12.27	675,848
March 1 - 31, 2011	—		—	—

Total	675,848	[1]	$12.27	675,848	$11,689,422	[2,3]

1 All shares were purchased by the Griffon Corporation Employee Stock Ownership Plan (the “ESOP”) in open market transactions, and are solely for use by the ESOP.

2 Represents the amount that remains available, as of March 31, 2011, for borrowing under the loan agreement entered into by the ESOP on August 6, 2010, which amount can be drawn until August 6, 2011. The proceeds of such loan can be used to purchase shares for the ESOP.

3 Under Griffon’s stock buyback program, which has been in effect since 1993, a total of approximately 17.2 million shares have been purchased for approximately $234 million. As of March 31, 2011, the number of shares that may yet be purchased under such program is 1,366,295. Purchases under this program, including pursuant to a 10b5-1 plan, may be made, depending upon market conditions and other factors, at prices deemed appropriate by management.

Item 3	Defaults upon Senior Securities
None

Item 4	[Removed and Reserved]

Item 5	Other Information
None

Item 6	Exhibits
4.1

Indenture, dated as of March 17, 2011, by and among Griffon Corporation, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee (Exhibit 4.1 to the Current Report on Form 8-K filed March 18, 2011 (Commission File No. 1-06620)).

4.2

Registration Rights Agreement, dated as of March 17, 2011, by and among Griffon Corporation, Deutsche Bank Securities Inc., as Representative of the several Initial Purchasers named therein, and the Guarantors named therein (Exhibit 4.2 to the Current Report on Form 8-K filed March 18, 2011 (Commission File No. 1-06620)).

10.1	Letter Agreement, dated February 3, 2011, between Griffon Corporation and Harvey R. Blau.

10.2	Griffon Corporation Director Compensation Program, dated February 3, 2011.

10.3	Griffon Corporation 2011 Equity Incentive Plan (Exhibit 99.1 to the Current Report on Form 8-K filed February 9, 2011 (Commission File No. 1-06620)).

10.4

Form of Award Agreement for Restricted Share Award under Griffon Corporation 2011 Equity Incentive Plan (Exhibit 99.2 to the Current Report on Form 8-K filed February 9, 2011 (Commission File No. 1-06620)).

10.5	Griffon Corporation 2011 Performance Bonus Plan (Exhibit 99.3 to the Current Report on Form 8-K filed February 9, 2011 (Commission File No. 1-06620)).

10.6

Amendment No.1 to Employment Agreement made as of February 3, 2011 by and between Griffon Corporation and Ronald J. Kramer (Exhibit 99.4 to the Current Report on Form 8-K filed February 9, 2011 (Commission File No. 1-06620)).

10.7

Purchase Agreement, dated as of March 14, 2011, by and among Griffon Corporation, the Guarantors named therein and Deutsche Bank Securities Inc., as Representative of the several Initial Purchasers named therein (Exhibit 99.1 to the Current Report on Form 8-K filed March 18, 2011 (Commission File No. 1-06620)).

10.8	Letter agreement, dated March 4, 2011, among Griffon Corporation, J.P. Morgan Securities LLC and JPMorgan Chase Bank, N.A.

10.9	Amendment, dated March 14, 2011, to letter agreement dated March 4, 2011 among Griffon Corporation, J.P. Morgan Securities LLC and JPMorgan Chase Bank, N.A.

10.10

First Amendment, dated as of March 7, 2011, to the Amended and Restated Credit Agreement, dated as of September 30, 2010 among Clopay Ames True Temper LLC, Clopay Ames True Temper Holding Corp., the other Loan Parties party thereto, the several banks and other financial institutions or entities from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent.

10.11

Amended First Amendment, dated as of March 7, 2011, to the Amended and Restated Credit Agreement, dated as of September 30, 2010 among Clopay Ames True Temper LLC, Clopay Ames True Temper Holding Corp., the other Loan Parties party thereto, the several banks and other financial institutions or entities from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent.

10.12	First Amendment, dated as of March 7, 2011, to the Credit Agreement, dated as of March 31,

2008 among Gritel Holding Co., Inc., a Delaware corporation, Telephonics Corporation, the other Loan Parties party thereto, the several banks and other financial institutions or entities from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent.

10.13

Amendment First Amendment, dated as of March 7, 2011, to the Credit Agreement, dated as of March 31, 2008 among Gritel Holding Co., Inc., a Delaware corporation, Telephonics Corporation, the other Loan Parties party thereto, the several banks and other financial institutions or entities from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent.

10.14

Credit Agreement, dated as of March 18, 2011, by and among Griffon Corporation, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Securities LLC, as sole lead arranger and sole bookrunner, and the other lenders party thereto (Exhibit 99.2 to the Current Report on Form 8-K filed March 18, 2011 (Commission File No. 1-06620)).

10.15

Guarantee and Collateral Agreement, dated as of March 18, 2011, by Griffon Corporation and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 99.3 to the Current Report on Form 8-K filed March 18, 2011 (Commission File No. 1-06620)).

14.1	Code of Business Conduct and Ethics (Exhibit 14.1 to the Current Report on Form 8-K filed February 9, 2011 (Commission File No. 1-06620)).

14.2	Code of Ethics for the Chairman and Chief Executive Officer and Senior Financial Officers (Exhibit 14.2 to the Current Report on Form 8-K filed February 9, 2011 (Commission File No. 1-06620)).

31.1	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFON CORPORATION

/s/ Douglas J. Wetmore

Douglas J. Wetmore
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Brian G. Harris

Brian G. Harris
Chief Accounting Officer
(Principal Accounting Officer)

Date: May 5, 2011

EXHIBIT INDEX

4.1

Indenture, dated as of March 17, 2011, by and among Griffon Corporation, as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee (Exhibit 4.1 to the Current Report on Form 8-K filed March 18, 2011 (Commission File No. 1-06620)).

4.2

Registration Rights Agreement, dated as of March 17, 2011, by and among Griffon Corporation, Deutsche Bank Securities Inc., as Representative of the several Initial Purchasers named therein, and the Guarantors named therein (Exhibit 4.2 to the Current Report on Form 8-K filed March 18, 2011 (Commission File No. 1-06620)).

10.1	Letter Agreement, dated February 3, 2011, between Griffon Corporation and Harvey R. Blau.

10.2	Griffon Corporation Director Compensation Program, dated February 3, 2011.

10.3	Griffon Corporation 2011 Equity Incentive Plan (Exhibit 99.1 to the Current Report on Form 8-K filed February 9, 2011 (Commission File No. 1-06620)).

10.4

Form of Award Agreement for Restricted Share Award under Griffon Corporation 2011 Equity Incentive Plan (Exhibit 99.2 to the Current Report on Form 8-K filed February 9, 2011 (Commission File No. 1-06620)).

10.5	Griffon Corporation 2011 Performance Bonus Plan (Exhibit 99.3 to the Current Report on Form 8-K filed February 9, 2011 (Commission File No. 1-06620)).

10.6

Amendment No.1 to Employment Agreement made as of February 3, 2011 by and between Griffon Corporation and Ronald J. Kramer (Exhibit 99.4 to the Current Report on Form 8-K filed February 9, 2011 (Commission File No. 1-06620)).

10.7

Purchase Agreement, dated as of March 14, 2011, by and among Griffon Corporation, the Guarantors named therein and Deutsche Bank Securities Inc., as Representative of the several Initial Purchasers named therein (Exhibit 99.1 to the Current Report on Form 8-K filed March 18, 2011 (Commission File No. 1-06620)).

10.8	Letter agreement, dated March 4, 2011, among Griffon Corporation, J.P. Morgan Securities LLC and JPMorgan Chase Bank, N.A.

10.9	Amendment, dated March 14, 2011, to letter agreement dated March 4, 2011 among Griffon Corporation, J.P. Morgan Securities LLC and JPMorgan Chase Bank, N.A.

10.10

First Amendment, dated as of March 7, 2011, to the Amended and Restated Credit Agreement, dated as of September 30, 2010 among Clopay Ames True Temper LLC, Clopay Ames True Temper Holding Corp., the other Loan Parties party thereto, the several banks and other financial institutions or entities from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent.

10.11

Amended First Amendment, dated as of March 7, 2011, to the Amended and Restated Credit Agreement, dated as of September 30, 2010 among Clopay Ames True Temper LLC, Clopay Ames True Temper Holding Corp., the other Loan Parties party thereto, the several banks and other financial institutions or entities from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent.

10.12	First Amendment, dated as of March 7, 2011, to the Credit Agreement, dated as of March 31,

2008 among Gritel Holding Co., Inc., a Delaware corporation, Telephonics Corporation, the other Loan Parties party thereto, the several banks and other financial institutions or entities from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent.

10.13

Amendment First Amendment, dated as of March 7, 2011, to the Credit Agreement, dated as of March 31, 2008 among Gritel Holding Co., Inc., a Delaware corporation, Telephonics Corporation, the other Loan Parties party thereto, the several banks and other financial institutions or entities from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent.

10.14

Credit Agreement, dated as of March 18, 2011, by and among Griffon Corporation, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Securities LLC, as sole lead arranger and sole bookrunner, and the other lenders party thereto (Exhibit 99.2 to the Current Report on Form 8-K filed March 18, 2011 (Commission File No. 1-06620)).

10.15

Guarantee and Collateral Agreement, dated as of March 18, 2011, by Griffon Corporation and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 99.3 to the Current Report on Form 8-K filed March 18, 2011 (Commission File No. 1-06620)).

14.1	Code of Business Conduct and Ethics (Exhibit 14.1 to the Current Report on Form 8-K filed February 9, 2011 (Commission File No. 1-06620)).

14.2	Code of Ethics for the Chairman and Chief Executive Officer and Senior Financial Officers (Exhibit 14.2 to the Current Report on Form 8-K filed February 9, 2011 (Commission File No. 1-06620)).

31.1	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.