Form 10-Q
period 2011-06-30
GRIFFON CORP
filed 2011-08-03
CIK 50725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-06620

GRIFFON CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	11-1893410
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

712 Fifth Avenue, 18th Floor, New York, New York	10019
(Address of Principal Executive Offices)	(Zip Code)

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
☐     Yes ☒       No
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 63,286,864 shares of Common Stock as of July 29, 2011.

Griffon Corporation and Subsidiaries

Part I – Financial Information
Item 1 – Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited) At June 30, 2011	At September 30, 2010

CURRENT ASSETS
Cash and equivalents	$246,554	$169,802
Accounts receivable, net of allowances of $6,357 and $6,581	253,153	252,029
Contract costs and recognized income not yet billed, net of progress payments of $1,419 and $1,423	64,554	63,155
Inventories, net	276,931	268,801
Prepaid and other current assets	65,200	55,782
Assets of discontinued operations	1,387	1,079

Total Current Assets	907,779	810,648
PROPERTY, PLANT AND EQUIPMENT, net	351,962	314,926
GOODWILL	361,576	356,087
INTANGIBLE ASSETS, net	230,590	233,011
OTHER ASSETS	31,469	27,907
ASSETS OF DISCONTINUED OPERATIONS	3,727	5,803

Total Assets	$1,887,103	$1,748,382

CURRENT LIABILITIES

Notes payable and current portion of long-term debt	$19,307	$20,901
Accounts payable	178,592	185,165
Accrued liabilities	92,559	124,687
Liabilities of discontinued operations	4,042	4,289

Total Current Liabilities	294,500	335,042
LONG-TERM DEBT, net of debt discount of $20,426 and $30,650	674,530	503,935
OTHER LIABILITIES	195,019	190,244
LIABILITIES OF DISCONTINUED OPERATIONS	5,729	8,446

Total Liabilities	1,169,778	1,037,667

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	717,325	710,715

Total Liabilities and Shareholders’ Equity	$1,887,103	$1,748,382

GRIFFON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

							ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE		TREASURY SHARES			DEFERRED ESOP COMPENSATION
				RETAINED EARNINGS
(in thousands)	SHARES	PAR VALUE			SHARES	COST			Total

Balance at 9/30/2010	74,580	$18,645	$460,955	$431,584	12,466	$(213,560)	$17,582	$(4,491)	$710,715

Net income (loss)	—	—	—	(10,809)	—	—	—	—	(10,809)
Common stock issued for options exercised	339	85	2,472	—	256	(3,402)	—	—	(845)
Tax benefit/credit from the exercise/forfeiture of stock options	—	—	2,334	—	—	—	—	—	2,334
Amortization of deferred compensation	—	—	—	—	—	—	—	558	558
Restricted stock awards granted, net	1,267	317	(317)	—	175	(2,328)	—	—	(2,328)
ESOP purchase of common stock	—	—	—	—	—	—	—	(15,674)	(15,674)
ESOP distribution of common stock	—	—	200	—	—	—	—	—	200
Stock-based compensation	—	—	6,767	—	—	—	—	—	6,767
Translation of foreign financial statements	—	—	—	—	—	—	25,130	—	25,130
Pension other comprehensive income amort, net of tax	—	—	—	—	—	—	1,277	—	1,277

Balance at 6/30/2011	76,186	$19,047	$472,411	$420,775	12,897	$(219,290)	$43,989	$(19,607)	$717,325

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,

	2011	2010	2011	2010

Revenue	$455,282	$327,026	$1,345,813	$946,160
Cost of goods and services	356,113	252,671	1,057,642	732,454

Gross profit	99,169	74,355	288,171	213,706

Selling, general and administrative expenses	82,045	61,650	246,853	187,666
Restructuring and other related charges	2,118	1,489	4,723	3,720

Total operating expenses	84,163	63,139	251,576	191,386

Income from operations	15,006	11,216	36,595	22,320

Other income (expense)
Interest expense	(12,569)	(3,760)	(35,111)	(10,459)
Interest income	106	81	272	335
Loss from debt extinguishment, net	—	—	(26,164)	(6)
Other, net	145	(583)	3,407	633

Total other income (expense)	(12,318)	(4,262)	(57,596)	(9,497)

Income (loss) before taxes and discontinued operations	2,688	6,954	(21,001)	12,823
Provision (benefit) for income taxes	(2,184)	1,965	(10,192)	1,620

Income (loss) from continuing operations	4,872	4,989	(10,809)	11,203

Discontinued operations:
Income (loss) from operations of the discontinued Installation Services business	—	(26)	—	143
Provision (benefit) for income taxes	—	(5)	—	54

Income (loss) from discontinued operations	—	(21)	—	89

Net income (loss)	$4,872	$4,968	$(10,809)	$11,292

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.08	$0.08	$(0.18)	$0.19
Income from discontinued operations	0.00	0.00	0.00	0.00
Net income (loss)	0.08	0.08	(0.18)	0.19
Weighted-average shares outstanding	59,606	59,018	59,387	58,944

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.08	$0.08	$(0.18)	$0.19
Income from discontinued operations	0.00	0.00	0.00	0.00
Net income (loss)	0.08	0.08	(0.18)	0.19
Weighted-average shares outstanding	60,525	60,154	59,387	59,897

Note: Due to rounding, the sum of earnings per share of Continuing operations and Discontinued operations may not equal earnings per share of Net income (loss).

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

(Unaudited)

	Nine Months Ended June 30,

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(10,809)	$11,292
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations	—	(89)
Depreciation and amortization	45,078	29,357
Fair value write-up of acquired inventory sold	15,152	—
Stock-based compensation	6,767	4,447
Provision for losses on accounts receivable	734	1,619
Amortization/write-off of deferred financing costs and debt discounts	5,203	4,317
Loss from debt extinguishment, net	26,164	6
Deferred income taxes	(3,550)	(4,768)
Gain on sale/disposal of assets	(240)	—
Change in assets and liabilities, net of assets and liabilities acquired:
(Increase) decrease in accounts receivable and contract costs and recognized income not yet billed	1,243	(5,747)
Increase in inventories	(19,994)	(11,611)
(Increase) decrease in prepaid and other assets	(2,243)	1,161
Increase (decrease) in accounts payable, accrued liabilities and income taxes payable	(51,075)	17,639
Other changes, net	625	571

Net cash provided by operating activities	13,055	48,194

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(64,974)	(26,581)
Acquired business, net of cash acquired	(855)	—
Funds restricted for capital projects	3,875	—
(Increase) decrease in equipment lease deposits	—	(1,040)
Proceeds from sale of investment	1,333	—

Net cash used in investing activities	(60,621)	(27,621)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	640,963	100,000
Payments of long-term debt	(495,209)	(81,050)
Increase in short-term borrowings	12,730	—
Financing costs	(21,343)	(4,145)
Purchase of ESOP shares	(15,674)	—
Exercise of stock options	20	299
Tax benefit from exercise of options/vesting of restricted stock	2,334	99
Other, net	22	192

Net cash provided by financing activities	123,843	15,395

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities	(829)	(449)

Net cash used in discontinued operations	(829)	(449)

Effect of exchange rate changes on cash and equivalents	1,304	(4,719)

NET INCREASE IN CASH AND EQUIVALENTS	76,752	30,800
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	169,802	320,833

CASH AND EQUIVALENTS AT END OF PERIOD	$246,554	$351,633

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

-

Clopay Building Products Company (“CBP”), a leading manufacturer and marketer of residential, commercial and industrial garage doors to professional installing dealers and major home center retail chains; and

-

Ames True Temper, Inc. (“ATT”), acquired by Griffon on September 30, 2010, a global provider of non-powered landscaping products that make work easier for homeowners and professionals. Due to the timing of the acquisition, none of ATT’s 2010 results of operations were included in Griffon’s results for the year ended September 30, 2010.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements. As such, they should be read with reference to Griffon’s Annual Report on Form 10-K for the year ended September 30, 2010, which provides a more complete explanation of Griffon’s accounting policies, financial position, operating results, business properties and other matters and with Griffon’s Current Report on Form 8-K filed on June 24, 2011 updating such Form 10-K for the inclusion of guarantor financial statements in the notes to Consolidated Financial Statements. In the opinion of management, these financial statements reflect all adjustments considered necessary for a fair statement of interim results. Griffon’s HBP operations are seasonal and the results of any interim period are not necessarily indicative of the results for the full year.

The condensed consolidated balance sheet information at September 30, 2010 was derived from the audited financial statements included in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2010.

The consolidated financial statements include the accounts of Griffon Corporation and all subsidiaries. Intercompany accounts and transactions are eliminated on consolidation.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. These estimates may be adjusted due to changes in economic, industry or customer financial conditions, as well as changes in technology or demand. Significant estimates include certain revenue of Telephonics recorded using a percentage of completion, allowances for doubtful accounts receivable and returns, net realizable value of inventories, restructuring reserves, valuation of goodwill and intangible assets, pension assumptions, useful lives associated with depreciation and amortization of intangible and fixed assets, warranty reserves, sales incentive accruals, stock based compensation assumptions, income taxes and tax valuation reserves, environmental reserves, legal reserves, insurance reserves, fair value of hedges and the valuation of discontinued assets and liabilities, and the accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions Griffon may undertake in the future. Actual results may ultimately differ from these estimates.

Certain amounts in the prior year have been reclassified to conform to current year presentation.

NOTE 2 – FAIR VALUE MEASUREMENTS

The carrying values of cash and equivalents, accounts receivable, accounts and notes payable and revolving credit debt approximate fair value due to either the short-term nature of such instruments or the fact that the interest rate of the revolving credit debt is based upon current market rates.

At June 30, 2011, the fair value of Griffon’s 2017 4% convertible notes and 2018 Senior Notes approximated $99,000 and $553,000, respectively, based upon quoted market prices (level 1 inputs).

Insurance contracts with a value of $4,599 and trading securities with a value of $5,376 at June 30, 2011, are measured and recorded at fair value based upon quoted prices in active markets for identical assets (level 1 inputs).

Items Measured at Fair Value on a Recurring Basis

At June 30, 2011, Griffon had $1,500 of Canadian dollar contracts at a weighted average rate of $0.99 and $3,500 of Australian dollar contracts at a weighted average rate of $0.98. The contracts do not qualify for hedge accounting and a fair value loss of $29 and $221, respectively, was recorded in other liabilities and to other income for the outstanding contracts based on similar contract values (level 2 inputs) for the three and nine month periods ended June 30, 2011, respectively.

NOTE 3 — ACQUISITION

On September 30, 2010, Griffon purchased all of the outstanding stock of CHATT Holdings, Inc. (“ATT Holdings”), the parent of ATT, on a cash and debt-free basis, for $542,000 in cash, subject to certain adjustments (the “Purchase Price”). ATT is a global provider of non-powered lawn and garden tools, wheelbarrows, and other outdoor work products to the retail and professional markets. ATT’s brands include Ames®, True Temper®, Ames True Temper®, Garant®, Union Tools®, Razor-back®, Jackson®, Hound Dog® and Dynamic DesignTM. ATT’s brands hold the number one or number two market position in their respective major product categories. The acquisition of ATT expanded Griffon’s position in the home and building products market and provides Griffon the opportunity to recognize synergies with its other businesses.

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

The following table summarizes estimated fair values of assets acquired and liabilities assumed as of the date of acquisition, and the amounts assigned to goodwill and intangible assets:

2010

Current assets, net of cash acquired	$195,214
PP&E	72,918
Goodwill *	259,930
Intangibles	203,290
Other assets	1,124

Total assets acquired	732,476
Total liabilities assumed	(190,476)

Net assets acquired	$542,000

Amounts assigned to goodwill and major intangible asset classifications are as follows:

	2010	Amortization Period (Years)

Goodwill (non-deductible) *	$259,930	N/A
Tradenames (non-deductible)	76,090	Indefinite
Customer relationships (non-deductible)	127,200	25

	$463,220

*

During the current quarter, Goodwill was reduced, retrospectively, by $1,134, due to the prospective federal consolidated tax reporting of ATT and GFF, and accounting for the completion of ATT’s 2010 federal tax return.

Pro Forma Information

The following unaudited pro forma information illustrates the effect on Griffon’s revenue and net earnings for the three and nine months ended June 30, 2010, assuming the acquisition of ATT took place on October 1, 2009.

	Three Months Ended June 30, 2010	Nine Months Ended June 30, 2010

Revenue from continuing operations:
As reported	$327,026	$946,160
Pro forma	454,498	1,308,164
Net earnings from continuing operations:
As reported	$4,989	$11,203
Pro forma	10,783	24,520
Diluted earnings per share from continuing operations:
As reported	$0.08	$0.19
Pro forma	0.18	0.41

Average shares - Diluted (in thousands)	60,154	59,897

The pro forma results of operations have been prepared for comparative purposes only and include certain adjustments to actual financial results, such as imputed financing costs, and estimated amortization and depreciation expense as a result of intangibles and fixed assets acquired being measured at fair value. Such pro forma results do not purport to be indicative of the results of operations that would have actually resulted had the acquisition occurred on the date indicated, or that may result in the future.

During the 2011 first quarter, Plastics purchased a manufacturing business in Shanghai, China for $855. The purchase price was primarily allocated to fixed assets.

NOTE 4 – INVENTORIES

Inventories, stated at the lower of cost (first-in, first-out or average) or market, were comprised of the following:

	At June 30, 2011	At September 30, 2010

Raw materials and supplies	$74,745	$64,933
Work in process	82,378	69,107
Finished goods	119,808	134,761

Total	$276,931	$268,801

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment were comprised of the following:

	At June 30, 2011	At September 30, 2010

Land, building and building improvements	$130,713	$126,785
Machinery and equipment	571,664	498,017
Leasehold improvements	34,828	33,455

	737,205	658,257
Accumulated depreciation and amortization	(385,243)	(343,331)

Total	$351,962	$314,926

Depreciation and amortization expense for property, plant and equipment was $15,700 and $9,149 for the quarters ended June 30, 2011 and 2010, respectively, and $45,078 and $29,357 for the nine-month periods ended June 30, 2011 and 2010, respectively.

No event or indicator of impairment occurred during the three and nine months ended June 30, 2011, which would require additional impairment testing of property, plant and equipment.

NOTE 6 – GOODWILL AND OTHER INTANGIBLES

The following table provides the changes in carrying value of goodwill by segment during the nine months ended June 30, 2011.

	At September 30, 2010	Other adjustments including currency translations	At June 30, 2011

Home & Building Products**	$259,930	$—	$259,930
Telephonics	18,545	—	18,545
Plastics	77,612	5,489	83,101

Total	$356,087	$5,489	$361,576

** As adjusted, see Acquisition note.
The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	At June 30, 2011			At September 30, 2010

	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization

Customer relationships	$160,096	$12,556	25	$155,798	$6,477
Unpatented technology	7,348	1,845	12	8,154	1,144

Total amortizable intangible assets	167,444	14,401		163,952	7,621
Trademarks	77,547	—		76,680	—

Total intangible assets	$244,991	$14,401		$240,632	$7,621

Amortization expense for intangible assets subject to amortization was $1,987 and $481 for the quarters ended June 30, 2011 and 2010, respectively, and $5,905 and $1,506 for the nine-month periods ended June 30, 2011 and 2010, respectively.

During the 2011 first quarter, Griffon reduced the carrying value of unpatented technology, and the related accrual, by approximately $1,400 due to the expiration of contingency agreements for certain past acquisitions.

No event or indicator of impairment occurred during the nine months ended June 30, 2011, which would require impairment testing of long-lived intangible assets including goodwill.

NOTE 7 – INCOME TAXES

Griffon’s effective tax rate for continuing operations for the current quarter was a benefit of 81.3%, compared to a provision of 28.3% in the prior year quarter. The June 30, 2011 quarter effective rate reflected a change in earnings mix between domestic and non-domestic, and the results of ATT, acquired on September 30, 2010. Certain discrete tax benefits impacted the effective rates in both reporting periods. The current quarter included benefits arising on the filing of tax returns in various jurisdictions, and tax planning related to unremitted foreign earnings; the 2010 effective rate reflected benefits arising on the filing of tax returns in various jurisdictions. Excluding these discrete items, the effective rate on continuing operations would have been 77.7% in the current quarter compared to 27.3% in the prior year quarter. The 77.7% tax rate is impacted by the combined effects of the nominal pretax income in the current quarter combined with a forecast full year pretax loss for 2011, as well as fluctuations in the full year expected effective tax rate driven by changes in earnings mix between domestic and non-domestic operations.

Griffon’s effective tax rate for continuing operations for the nine months ended June 30, 2011 was a benefit of 48.5%, compared to a provision of 12.6% in the prior year period. The 2011 effective tax rate reflected a change in earnings mix between domestic and non-domestic and includes the results of ATT, acquired on September 30, 2010. Certain discrete tax benefits impacted the effective tax rates in both reporting periods. The 2011 rate included benefits arising in connection with the retroactively extended research tax credit signed into law on December 22, 2010, the filing of tax returns in various jurisdictions, and tax planning related to unremitted foreign earnings. The 2010 effective rate benefited from resolution of certain non-domestic tax audits resulting in the release of previously established reserves for uncertain tax positions, combined with the benefit of certain tax planning initiatives with respect to non-U.S. operating locations, and a benefit arising on the filing of certain of tax returns in various jurisdictions. Excluding these discrete items, the effective rate on continuing operations for the nine months ended June 30, 2011 would have been a benefit of 27.0% compared to 27.3% in the comparable prior year period.

NOTE 8 – LONG-TERM DEBT

		At June 30, 2011					At September 30, 2010

		Outstanding Balance	Original Issuer Discount	Balance Sheet	Capitalized Fees & Expenses	Coupon Interest Rate	Outstanding Balance	Original Issuer Discount	Balance Sheet	Capitalized Fees & Expenses	Coupon Interest Rate

Senior notes due 2018	(a)	$550,000	$—	$550,000	$11,337	7.125%	$—	$—	$—	$—	n/a
Revolver due 2016	(a)	—	—	—	2,937	n/a	—	—	—	—	n/a
Convert. debt due 2017	(b)	100,000	(20,426)	79,574	2,474	4.000%	100,000	(22,525)	77,475	2,807	4.000%
Real estate mortgages	(c)	18,491	—	18,491	379	n/a	7,287	—	7,287	159	n/a
ESOP Loans	(d)	20,204	—	20,204	17	n/a	5,000	—	5,000	—	n/a
Capital lease - real estate	(e)	11,553	—	11,553	264	5.000%	12,182	—	12,182	282	5.000%
Convert. debt due 2023	(f)	532	—	532	—	4.000%	532	—	532	—	4.000%
Term loan due 2013	(g)	—	—	—	242	n/a	—	—	—	—	n/a
Revolver due 2011	(g)	10,876	—	10,876	71	n/a	—	—	—	—	n/a
Foreign line of credit	(g)	2,000	—	2,000	—	n/a	—	—	—	—	n/a
Term loan due 2016	(h)	—	—	—	—	n/a	375,000	(7,500)	367,500	9,782	7.800%
Asset based lending	(h)	—	—	—	—	n/a	25,000	(625)	24,375	3,361	4.500%
Revolver due 2013	(i)	—	—	—	—	n/a	30,000	—	30,000	476	1.800%
Other long term debt	(j)	607	—	607	—		485	—	485	—

Totals		714,263	(20,426)	693,837	$17,721		555,486	(30,650)	524,836	$16,867

less: Current portion		(19,307)	—	(19,307)			(20,901)	—	(20,901)

Long-term debt		$694,956	$(20,426)	$674,530			$534,585	$(30,650)	$503,935

		Three Months Ended June 30, 2011					Three Months Ended June 30, 2010

		Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense	Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense

Senior notes due 2018	(a)	7.1%	$9,780	$—	$412	$10,192	n/a	$—	$—	$—	$—
Revolver due 2016	(a)	n/a	—	—	149	149	n/a	—	—	—	—
Convert. debt due 2017	(b)	9.2%	1,000	713	111	1,824	9.2%	1,000	650	111	1,761
Real estate mortgages	(c)	5.2%	208	—	36	244	6.4%	121	—	5	126
ESOP Loans	(d)	2.9%	123	—	17	140	1.6%	21	—	—	21
Capital lease - real estate	(e)	5.3%	147	—	6	153	5.3%	158	—	6	164
Convert. debt due 2023	(f)	4.0%	5	—	—	5	8.8%	500	650	37	1,187
Term loan due 2013	(g)	n/a	—	—	72	72	n/a	—	—	—	—
Revolver due 2011	(g)	n/a	44	—	9	53	n/a	—	—	—	—
Foreign line of credit	(g)	3.7%	34	—	—	34	n/a	—	—	—	—
Term loan due 2016	(h)	n/a	—	—	—	—	n/a	—	—	—	—
Asset based lending	(h)	n/a	—	—	—	—	7.2%	273	—	101	374
Revolver due 2013	(i)	n/a	—	—	—	—	3.7%	140	—	46	186
Other long term debt	(j)		20	—	—	20		—	—	—	—
Capitalized interest			(317)	—	—	(317)		(59)	—	—	(59)

Totals			$11,044	$713	$812	$12,569		$2,154	$1,300	$306	$3,760

		Nine Months Ended June 30, 2011					Nine Months Ended June 30, 2010

		Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense	Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense

Senior notes due 2018	(a)	7.5%	$11,436	$—	$458	$11,894	n/a	$—	$—	$—	$—
Revolver due 2016	(a)	n/a	—	—	172	172	n/a	—	—	—	—
Convert. debt due 2017	(b)	9.3%	3,000	2,099	332	5,431	9.2%	2,100	1,365	221	3,686
Real estate mortgages	(c)	5.6%	552	—	64	616	6.4%	368	—	14	382
ESOP Loans	(d)	2.5%	170	—	50	220	1.5%	63	—	—	63
Capital lease - real estate	(e)	5.4%	457	—	19	476	5.2%	478	—	19	497
Convert. debt due 2023	(f)	4.0%	16	—	—	16	9.0%	1,912	2,109	143	4,164
Term loan due 2013	(g)	n/a	—	—	73	73	n/a	—	—	—	—
Revolver due 2011	(g)	n/a	54	—	48	102	n/a	—	—	—	—
Foreign line of credit	(g)	3.8%	42	—	—	42	n/a	—	—	—	—
Term loan due 2016	(h)	9.5%	13,405	572	838	14,815	n/a	—	—	—	—
Asset based lending	(h)	6.2%	1,076	58	341	1,475	5.4%	862	—	303	1,165
Revolver due 2013	(i)	1.6%	160	—	79	239	3.0%	554	—	143	697
Other long term debt	(j)		91	—	—	91		—	—	—	—
Capitalized interest			(551)	—	—	(551)		(195)	—	—	(195)

Totals			$29,908	$2,729	$2,474	$35,111		$6,142	$3,474	$843	$10,459

(a)

On March 17, 2011, in an unregistered offering through a private placement under Rule 144A, Griffon issued, at par, $550,000 of 7.125% Senior Notes due in 2018 (“Senior Notes”); interest on the Senior Notes is payable semi-annually. The Senior Notes can be redeemed prior to April 1, 2014 at a price of 100% of principal plus a make-whole premium and accrued interest; on or after April 1, 2014, the Senior Notes can be redeemed at a certain price (declining from 105.344% of principal on or after April 1, 2014 to 100% of principal on or after April 1, 2017), plus accrued interest. Proceeds from the Senior Notes were used to pay down the outstanding borrowings under a senior secured term loan facility and two senior secured revolving credit facilities of certain of the Company’s subsidiaries. The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and are subject to certain covenants, limitations and restrictions.

On June 24, 2011, Griffon commenced an exchange offer to exchange the original Senior Notes for new 7.125% Senior Notes due in 2018 that will be identical in all material respects to the original Senior Notes, except that the new Senior Notes will be registered under the Securities Act of 1933. The exchange offer will remain open until 5:00 p.m. Eastern Standard Time on August 9, 2011, unless extended.

On March 18, 2011, Griffon entered into a five-year $200,000 Revolving Credit Facility (“Credit Agreement”), which includes a letter of credit sub-facility with a limit of $50,000, a multi-currency sub-facility of $50,000 and a swingline sub-facility with a limit of $30,000. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility or the occurrence of a default or event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate plus an applicable margin, which will decrease based on financial performance. The margins are 1.75% for base rate loans and 2.75% for LIBOR loans, in each case without a floor. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio as well as customary affirmative and negative covenants and events of default. The Credit Agreement also includes certain restrictions, such as limitations on the incurrence of indebtedness and liens and the making of restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by certain domestic subsidiaries and are secured, on a first priority basis, by substantially all assets of the Company and the guarantors. There was no outstanding balance as of June 30, 2011, and as of such date the Company was in compliance with the terms and covenants of the Credit Agreement.

At June 30, 2011, there were $20,477 of standby letters of credit outstanding under the Credit Agreement; $179,523 was available for borrowing at that date.

(b)

On December 21, 2009, Griffon issued $100,000 principal of 4% convertible subordinated notes due 2017 (the “2017 Notes”). The initial conversion rate of the 2017 Notes was 67.0799 shares of Griffon’s common stock per $1,000 principal amount of notes, corresponding to an initial conversion price of $14.91 per share, a 23% conversion premium over the $12.12 closing price on December 15, 2009. Griffon used 8.75% as the nonconvertible debt-borrowing rate to discount the 2017 Notes and will amortize the debt discount through January 2017. At issuance, the debt component of the 2017 Notes was $75,437 and debt discount was $24,563. At September 30, 2010 and June 30, 2011, the 2017 Notes had a capital in excess of par component, net of tax, of $15,720.

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

(d)

Griffon’s Employee Stock Ownership Plan (“ESOP”) entered into a loan agreement in August 2010 to borrow $20,000 over a one-year period, to be used to purchase Griffon common stock in the open market. The loan bears interest at a) LIBOR plus 2.5% or b) the lender’s prime rate. After the first year, Griffon has the option to convert all or a portion of the outstanding loan to a five-year term. If converted, principal is payable in quarterly installments of $250, beginning September 2011, with the remainder due at maturity. The loan is secured by shares purchased with the proceeds of the loan, and repayment is guaranteed by Griffon. At June 30, 2011, 1,398,677 shares have been purchased (some of which were purchased pursuant to a 10b5-1 repurchase plan); the outstanding balance was $15,673 and $4,327 was available for borrowing under the agreement. The Company expects to enter into an amendment to this loan agreement shortly that would (i) extend the end date for drawing down the $20,000 borrowing availability from August 2011 to November 2011, (ii) change the starting date for quarterly amortization payments from September 2011 to December 2011, and extend the maturity date of the loan from August 2016 to November 2016.

In addition, the ESOP has a loan agreement, guaranteed by Griffon, which requires quarterly principal payments of $156 and interest through the expiration date of September 2012 at which time the $3,900 balance of the loan, and any outstanding interest, will be payable. The primary purpose of this loan was to purchase 547,605 shares of Griffon’s common stock in October 2008. The loan is secured by shares purchased with the proceeds of the loan, and repayment is guaranteed by Griffon. The loan bears interest at rates based upon the prime rate or LIBOR. At June 30, 2011, $4,532 was outstanding.

(e)

In October 2006, CBP entered into a capital lease totaling $14,290 for real estate in Troy, Ohio. Approximately $10,000 was used to acquire the building and the remaining amount was restricted for improvements. The lease matures in 2021, bears interest at a fixed rate of 5.1%, is secured by a mortgage on the real estate and is guaranteed by Griffon.

(f)

At June 30, 2011 and September 30, 2010, Griffon had $532 of 4% convertible subordinated notes due 2023 (the “2023 Notes”) outstanding. Holders of the 2023 Notes may require Griffon to repurchase all or a portion of their 2023 Notes on July 18, 2013 and 2018, if Griffon’s common stock price is below the conversion price of the 2023 Notes, as well as upon a change in control. At June 30, 2011 and September 30, 2010, the 2023 Notes had no capital in excess of par value component as substantially all of these notes were put to Griffon at par and settled in July 2010.

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

(g)

In November 2010, Clopay Europe GMBH (“Clopay Europe”) entered into a €10,000 revolving credit facility and a €20,000 term loan. The facility accrues interest at Euribor plus 2.35% per annum, and the term loan accrues interest at Euribor plus 2.45% per annum. The revolving facility matures in November 2011, but is renewable upon mutual agreement with the bank. The term loan can be drawn until August 2011 and, if drawn, repayment will be in ten equal installments beginning September 2011 with maturity in December 2013. Under the term loan, Clopay Europe is required to maintain a certain minimum equity to assets ratio and keep leverage below a certain level, defined as the ratio of total debt to EBITDA. There were no borrowings under the term loan at June 30, 2011. Borrowings under the revolving facility at June 30, 2011 were €7,500 and €2,500 was available for borrowing. In July 2011, the full €20,000 was drawn on the Term Loan, with a portion of the proceeds used to repay borrowings under the revolving credit facility.

Clopay do Brazil, a subsidiary of Plastics, maintains lines of credit of approximately $4,500. Interest on borrowings accrue at a rate of LIBOR plus 3.8% or CDI plus 5.6%. $2,000 was borrowed under the lines and $2,500 was available as of as of June 30, 2011.

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

On March 17, 2011, the Term Loan, and swap were terminated, and on March 18, 2011 the ABL was terminated, in connection with the issuance of the Senior Notes and Credit Agreement.

(i)

In March 2008, Telephonics entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which the lenders agreed to provide a five-year, revolving credit facility of $100,000 (the “TCA”). The TCA terminated in connection with the Credit Agreement.

(j)	Primarily capital leases.

At June 30, 2011, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit agreements and loan agreements.

During the second quarter, in connection with the termination of the Term Loan, ABL and Telephonics credit agreement, Griffon recorded a $26,164 loss on extinguishment of debt consisting of $21,617 of deferred financing charges and original issuer discounts, a call premium of $3,703 on the Term Loan, and $844 of swap and other breakage costs.

As part of the acquisition of ATT, Griffon acquired interest rate swaps that had fair values totaling $3,845 at September 30, 2010. These swaps were terminated in October 2010 for $4,303, including accrued interest of $458.

NOTE 9 — SHAREHOLDERS’ EQUITY

During 2010, Griffon granted 713,637 restricted shares; 703,845 shares issued to employees, substantially all of which were three to four-year cliff vesting, and a total fair value of $7,989, or a weighted average fair value of $11.35 per share; and 9,792 shares issued to Directors, vesting annually in equal installments over three years with total fair value of $120, or a weighted average fair value of $12.25 per share. In connection with the ATT acquisition, Griffon entered into certain retention arrangements with the ATT senior management team. Under these arrangements, the ATT management team purchased 239,145 shares of common stock and received 239,145 shares of restricted stock that vest in full after four years, subject to the attainment of a specified performance measure. During 2011, 107,509 restricted shares were forfeited which had a weighted average fair value of $11.81 per share.

During the third quarter of 2011, Griffon granted a total of 10,000 shares of restricted stock with three-year cliff vesting and a total fair value of $99, or a weighted average fair value of $9.94 per share.

During the second quarter of 2011, Griffon granted 365,000 restricted shares and 590,000 performance shares. The restricted shares had a total fair value of $4,544, or a weighted average fair value of $12.45 per share with 260,000 shares having a three-year cliff vesting; 30,000 shares, issued to Directors, vesting annually in equal installments over three years; and 75,000 shares vesting annually in equal installments over five years. The performance shares have a fair value of $7,346, or a weighted average fair value of $12.45 per share, and cliff vest when either the stock price of Griffon closes at $16 per share for twenty consecutive trading days or in 7 years, whichever comes first.

During the first quarter of 2011, Griffon granted a total of 450,700 shares of restricted stock with three-year cliff vesting and a total fair value of $5,956, or a weighted average fair value of $13.22 per share.

The fair value of restricted stock and option grants is amortized over the respective vesting periods.

For the three and nine months ended June 30, 2011, stock based compensation expense totaled $2,120 and $6,767, respectively, compared to $1,512 and $4,447, respectively, for the prior year comparable periods.

NOTE 10 – EARNINGS PER SHARE (EPS)

Basic EPS was calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS was calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with stock based compensation. The 2023 Notes and the 2017 Notes were anti-dilutive due to the conversion price being greater than the weighted-average stock price during the periods presented. Due to the net loss in the nine-month period ended June 30, 2011, the incremental shares from stock based compensation are anti-dilutive.

The following table is a reconciliation of the share amounts (in thousands) used in computing earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2011	2010	2011	2010

Weighted average shares outstanding - basic	59,606	59,018	59,387	58,944
Incremental shares from stock based compensation	919	1,136	—	953

Weighted average shares outstanding - diluted	60,525	60,154	59,387	59,897

Anti-dilutive options excluded from diluted EPS computation	1,200	865	1,200	1,037

Anti-dilutive restricted stock excluded from diluted EPS computation	850	86	850	86

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

Griffon evaluates performance and allocates resources based on each segments’ operating results before interest income or expense, income taxes, depreciation and amortization, gain (losses) from debt extinguishment, unallocated amounts, restructuring charges and costs related to the fair value of inventory for acquisitions. Griffon believes this information is useful to investors for the same reason. The following tables provide a reconciliation of Segment profit and Segment profit before depreciation, amortization, restructuring and fair value write-up of acquired inventory sold to Income before taxes and discontinued operations:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,

	2011	2010	2011	2010

REVENUE
Home & Building Products:
ATT	$114,144	$—	$353,985	$—
CBP	100,099	104,325	290,840	286,051

Home & Building Products	214,243	104,325	644,825	286,051
Telephonics	103,530	100,413	315,334	320,222
Plastics	137,509	122,288	385,654	339,887

Total consolidated net sales	$455,282	$327,026	$1,345,813	$946,160

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,

	2011	2010	2011	2010

INCOME (LOSS) BEFORE TAXES AND DISCONTINUED OPERATIONS
Segment operating profit (loss):
Home & Building Products *	$13,512	$2,406	$18,820	$5,553
Telephonics	9,725	9,783	31,643	27,400
Plastics	(305)	6,691	9,007	12,138

Total segment operating profit	22,932	18,880	59,470	45,091
Unallocated amounts	(7,781)	(8,247)	(19,468)	(22,138)
Loss from debt extinguishment, net	—	—	(26,164)	(6)
Net interest expense	(12,463)	(3,679)	(34,839)	(10,124)

Income (loss) before taxes and discontinued operations	$2,688	$6,954	$(21,001)	$12,823

Segment profit before depreciation, amortization, restructuring and fair value write-up of acquired inventory sold:
Home & Building Products	$22,487	$5,941	$59,640	$16,502
Telephonics	12,122	11,768	37,457	32,798
Plastics	6,048	11,718	27,065	28,611

Total Segment profit before depreciation, amortization, restructuring and fair value write-up of acquired inventory sold	40,657	29,427	124,162	77,911
Unallocated amounts	(7,781)	(8,247)	(19,468)	(22,138)
Loss from debt extinguishment, net	—	—	(26,164)	(6)
Net interest expense	(12,463)	(3,679)	(34,839)	(10,124)
Segment depreciation and amortization	(15,607)	(9,058)	(44,817)	(29,100)
Restructuring charges	(2,118)	(1,489)	(4,723)	(3,720)
Fair value write-up of acquired inventory sold	—	—	(15,152)	—

Income (loss) before taxes and discontinued operations	$2,688	$6,954	$(21,001)	$12,823

* Includes nil and $15,152 of costs related to the sale of inventory that was recorded at fair value in connection with acquisition accounting for ATT for the three and nine months ended June 30, 2011, respectively.

Unallocated amounts typically include general corporate expenses not attributable to reportable segment.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,

	2011	2010	2011	2010

DEPRECIATION and AMORTIZATION
Segment:
Home & Building Products:	$7,460	$2,046	$21,548	$7,229
Telephonics	1,794	1,985	5,211	5,398
Plastics	6,353	5,027	18,058	16,473

Total segment depreciation and amortization	15,607	9,058	44,817	29,100
Corporate	93	91	261	257

Total consolidated depreciation and amortization	$15,700	$9,149	$45,078	$29,357

CAPITAL EXPENDITURES
Segment:
Home & Building Products:	$4,855	$2,428	$18,630	$8,886
Telephonics	3,854	4,021	5,992	10,388
Plastics	14,415	2,325	40,031	6,624

Total segment	23,124	8,774	64,653	25,898
Corporate	113	118	321	683

Total consolidated capital expenditures	$23,237	$8,892	$64,974	$26,581

			At June 30, 2011	At September 30, 2010

ASSETS
Segment assets:
Home & Building Products:			$956,536	$918,012
Telephonics			266,024	268,373
Plastics			465,189	397,470

Total segment assets			1,687,749	1,583,855
Corporate			194,240	157,645

Total continuing assets			1,881,989	1,741,500
Assets of discontinued operations			5,114	6,882

Consolidated total			$1,887,103	$1,748,382

NOTE 12 – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was as follows:

	Three months Ended June 30,		Nine Months Ended June 30,

	2011	2010	2011	2010

Net income (loss)	$4,872	$4,968	$(10,809)	$11,292

Foreign currency translation adjustment	8,664	(17,787)	25,130	(32,223)
Pension other comprehensive income amortization, net of tax	426	388	1,277	1,164

Comprehensive income (loss)	$13,962	$(12,431)	$15,598	$(19,767)

NOTE 13 – DEFINED BENEFIT PENSION EXPENSE

Defined benefit pension expense was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2011	2010	2011	2010

Service cost	$88	$139	$263	$417
Interest cost	2,792	907	8,370	2,721
Expected return on plan assets	(2,843)	(343)	(8,524)	(1,029)
Amortization:
Prior service cost	84	84	252	252
Recognized actuarial loss	571	512	1,713	1,536

Net periodic expense	$692	$1,299	$2,074	$3,897

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

NOTE 15 – DISCONTINUED OPERATIONS

The following amounts related to the Installation Services segment, discontinued in 2008, have been segregated from Griffon’s continuing operations and are reported as assets and liabilities of discontinued operations in the condensed consolidated balance sheets:

	At June 30, 2011		At September 30, 2010

	Current	Long-term	Current	Long-term

Assets of discontinued operations:
Prepaid and other current assets	$1,387	$—	$1,079	$—
Other long-term assets	—	3,727	—	5,803

Total assets of discontinued operations	$1,387	$3,727	$1,079	$5,803

Liabilities of discontinued operations:
Accounts payable	$—	$—	$8	$—
Accrued liabilities	4,042	—	4,281	—
Other long-term liabilities	—	5,729	—	8,446

Total liabilities of discontinued operations	$4,042	$5,729	$4,289	$8,446

There was no Installation Services’ operating unit revenue for the three and nine months ended June 30, 2011 and 2010.

NOTE 16 – RESTRUCTURING AND OTHER RELATED CHARGES

The consolidation of the CBP manufacturing facilities plan, announced in June 2009, is substantially complete. For the project to date, CBP incurred pre-tax exit and restructuring costs of $8,857, substantially all of which were cash charges; charges include $1,175 for one-time termination benefits and other personnel costs, $4,933 for excess facilities and related costs, and $2,749 for other exit costs, primarily in connection with production realignment. CBP had $10,297 in capital expenditures in order to effect the restructuring plan.

Telephonics recognized $603 of restructuring charges in the current quarter related to costs incurred in connection with the consolidation of the management of its Electronics Systems and Communication Systems operating units; such charges are all personnel related.

Restructuring and related charges recognized for the three and nine months ended June 30, 2011 and 2010 were follows:

	Workforce Reduction	Facilities & Exit Costs	Other Related Costs	Total

Amounts incurred in:
Quarter ended December 31, 2009	$279	$694	$38	$1,011
Quarter ended March 31, 2010	124	775	321	1,220
Quarter ended June 30, 2010	94	819	576	1,489

Nine months ended June 30, 2010	$497	$2,288	$935	$3,720

Quarter ended December 31, 2010	$239	$791	$363	$1,393
Quarter ended March 31, 2011	61	470	681	1,212
Quarter ended June 30, 2011	1,134	450	534	2,118

Nine months ended June 30, 2011	$1,434	$1,711	$1,578	$4,723

At June 30, 2011, the accrued liability for the restructuring and related charges consisted of:

	Workforce Reduction	Facilities & Exit Costs	Other Related Costs	Total

Accrued liability at September 30, 2010	$1,541	$—	$—	$1,541
Charges	1,434	1,711	1,578	4,723
Payments	(1,299)	(1,711)	(1,578)	(4,588)

Accrued liability at June 30, 2011	$1,676	$—	$—	$1,676

NOTE 17 – OTHER INCOME

For the quarters ended June 30, 2011 and 2010, Other income included a gain (loss) of $24 and ($610), respectively, of foreign exchange gains/losses, net, and $311 and $419, respectively, of investment expense.

For the nine months ended June 30, 2011 and 2010, Other income included losses of $3 and $776, respectively, of foreign exchange gains/losses, net, and $996 and ($419), respectively, of investment income (expense).

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

Changes in Griffon’s warranty liability, included in Accrued liabilities, were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010

Balance, beginning of period	$5,681	$4,760	$5,896	$5,707
Warranties issued and charges in estimated pre-existing warranties	779	1,235	2,159	2,554
Actual warranty costs incurred	(911)	(1,153)	(2,506)	(3,419)

Balance, end of period	$5,549	$4,842	$5,549	$4,842

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

Upon acceptance of the feasibility study, DEC issued a Proposed Remedial Action Plan (“PRAP”) that sets forth the proposed remedy for the site. The PRAP accepted the recommendation contained in the feasibility study for remediation of the soil and groundwater medias, but selected a different remediation alternative for the sediment medium. The approximate cost and the current net capital cost value of the remedy proposed by DEC in the PRAP is approximately $10,000. After receiving public comments on the PRAP, the DEC issued a Record of Decision (“ROD”) that set forth the specific remedies selected and responded to public comments. The remedies selected by the DEC in the ROD are the same remedies as those set forth in the PRAP.

It is now expected that DEC will enter into negotiations with potentially responsible parties to request they undertake performance of the remedies selected in the ROD, and if such parties do not agree to implement such remedies, then the State may use State Superfund money to remediate the Peekskill site and seek recovery of costs from such parties. Griffon does not acknowledge any responsibility to perform any remediation at the Peekskill Site.

Improper Advertisement Claim involving Union Tools Products. During December 2004, a customer of ATT was named in litigation that involved Union Tools products. The complaint asserted causes of action against the defendant for improper advertisement to the end consumer. The allegation suggests that advertisements led the consumer to believe that the hand tools sold were manufactured within boundaries of the United States. The allegation asserts cause of action against the customer for common law fraud. In the event that an adverse judgment is rendered against the customer, there is a possibility that the customer would seek legal recourse against ATT for an unspecified amount in contributory damages. Presently, ATT cannot estimate the amount of loss, if any, if the customer were to seek legal recourse against ATT.

Department of Environmental Conservation of New York State, regarding Frankfort, NY site. During 2009, an underground fuel tank with surrounding soil contamination was discovered at the Frankfort, N.Y. site, which is the result of historical facility operations prior to ATT’s ownership. On June 9, 2011 the DEC advised ATT by letter that it was requesting that ATT enter into an Order on Consent and Administrative Settlement (“Proposed Order”) to investigate and remediate other portions of the site, in addition to the contamination resulting from the underground tank, and for the payment of past costs allegedly incurred by New York State with respect to the site. ATT believes that the scope of its obligations to investigate and remediate other portions of the site, and its obligations to pay past costs, if any, are limited by a prior consent judgment entered into in 1991 by a predecessor company and the DEC. Nevertheless, ATT is in discussions with the DEC with respect to the scope of the Proposed Order. If ATT and the DEC are unable to reach agreement regarding this matter, there is a possibility that the DEC will use state funds to perform certain investigative and remedial actions and then institute a cost recovery action to obtain reimbursement from ATT of the costs expended by the state. ATT believes that it has adequately accrued for reasonably estimable investigation and remediation costs.

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

NOTE 20 — RELATED PARTY

In the second quarter of 2011, Goldman, Sachs & Co. acted as a co-manager and as an initial purchaser in connection with the Senior Notes offering and received customary fees in connection with the rendering of such services.

NOTE 21 — CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the domestic assets of Clopay Building Products Company, Inc., Clopay Plastic Products Company, Inc., Telephonics Corporation and Ames True Temper Inc. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act of 1933, presented below are condensed consolidating financial information as of and for the three and nine month periods ended June 30, 2011 and 2010. The financial information may not necessarily be indicative of results of operations or financial position had the guarantor companies or non-guarantor companies operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly-owned subsidiaries accounted for under the equity method.

CONDENSED CONSOLIDATING BALANCE SHEETS
At June 30, 2011

($ in thousands)	Parent Company	Guarantor Companies	Non- Guarantor Companies	Elimination	Consolidation

CURRENT ASSETS
Cash and equivalents	$174,739	$29,911	$41,904	$—	$246,554
Accounts receivable, net of allowances	—	178,662	74,491	—	253,153
Contract costs and recognized income not yet billed, net of progress payments	—	63,536	1,018	—	64,554
Inventories, net	—	203,958	72,973	—	276,931
Prepaid and other current assets	16,755	48,450	1,011	(1,016)	65,200
Assets of discontinued operations	—	—	1,387	—	1,387

Total Current Assets	191,494	524,517	192,784	(1,016)	907,779

PROPERTY, PLANT AND EQUIPMENT, net	1,377	214,845	135,740	—	351,962
GOODWILL	—	278,275	83,301	—	361,576
INTANGIBLE ASSETS, net	—	156,212	74,378	—	230,590
INTERCOMPANY RECEIVABLE	468,372	275,625	25,204	(769,201)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	2,816,629	659,525	2,384,638	(5,860,792)	—
OTHER ASSETS	55,554	44,045	13,599	(81,729)	31,469
ASSETS OF DISCONTINUED OPERATIONS	—	—	3,727	—	3,727

Total Assets	$3,533,426	$2,153,044	$2,913,371	$(6,712,738)	$1,887,103

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$1,125	$4,356	$13,826	$—	$19,307
Accounts payable and accrued liabilities	31,033	188,881	52,253	(1,016)	271,151
Liabilities of discontinued operations	—	—	4,042	—	4,042

Total Current Liabilities	32,158	193,237	70,121	(1,016)	294,500

LONG-TERM DEBT, net of debt discounts	649,185	10,846	14,499	—	674,530
INTERCOMPANY Payables	—	34,195	735,006	(769,201)	—
OTHER LIABILITIES	79,746	163,996	33,006	(81,729)	195,019
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	5,729	—	5,729

Total Liabilities	761,089	402,274	858,361	(851,946)	1,169,778

SHAREHOLDERS’ EQUITY	2,772,337	1,750,770	2,055,010	(5,860,792)	717,325

Total Liabilities and Shareholders’ Equity	$3,533,426	$2,153,494	$2,913,371	$(6,712,738)	$1,887,103

CONDENSED CONSOLIDATING BALANCE SHEETS
At September 30, 2010

($ in thousands)	Parent Company	Guarantor Companies	Non- Guarantor Companies	Elimination	Consolidation

CURRENT ASSETS
Cash and equivalents	$74,600	$57,113	$38,089	$—	$169,802
Accounts receivable, net of allowances	—	181,549	70,480	—	252,029
Contract costs and recognized income not yet billed, net of progress payments	—	62,681	474	—	63,155
Inventories, net	—	211,920	56,881	—	268,801
Prepaid and other current assets	5,963	39,843	10,291	(315)	55,782
Assets of discontinued operations	—	—	1,079	—	1,079

Total Current Assets	80,563	553,106	177,294	(315)	810,648

PROPERTY, PLANT AND EQUIPMENT, net	1,267	205,085	108,574	—	314,926
GOODWILL	—	278,275	77,812	—	356,087
INTANGIBLE ASSETS, net	—	91,507	141,504	—	233,011
INTERCOMPANY RECEIVABLE	—	271,143	218,488	(489,631)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	3,269,975	1,091,359	2,546,639	(6,907,973)	—
OTHER ASSETS	40,586	44,188	11,784	(68,651)	27,907
ASSETS OF DISCONTINUED OPERATIONS	—	—	5,803	—	5,803

Total Assets	$3,392,391	$2,534,663	$3,287,898	$(7,466,570)	$1,748,382

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$625	$1,135	$19,141	$—	$20,901
Accounts payable and accrued liabilities	24,247	224,069	61,851	(315)	309,852
Liabilities of discontinued operations	—	—	4,289	—	4,289

Total Current Liabilities	24,872	225,204	85,281	(315)	335,042

LONG-TERM DEBT, net of debt discounts	82,382	44,902	376,651	—	503,935
INTERCOMPANY PAYABLES	—	238,392	251,239	(489,631)	—
OTHER LIABILITIES	76,821	113,394	68,680	(68,651)	190,244
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	8,446	—	8,446

Total Liabilities	184,075	621,892	790,297	(558,597)	1,037,667

SHAREHOLDERS’ EQUITY	3,208,316	1,912,771	2,497,601	(6,907,973)	710,715

Total Liabilities and Shareholders’ Equity	$3,392,391	$2,534,663	$3,287,898	$(7,466,570)	$1,748,382

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2011

($ in thousands)	Parent Company	Guarantor Companies	Non- Guarantor Companies	Elimination	Consolidation

Revenue	$—	$344,229	$121,993	$(10,940)	$455,282
Cost of goods and services	—	255,237	112,185	(11,309)	356,113

Gross profit	—	88,992	9,808	369	99,169

Selling, general and administrative expenses	6,285	62,190	13,663	(93)	82,045
Restructuring and other related charges	—	2,016	102	—	2,118

Total operating expenses	6,285	64,206	13,765	(93)	84,163

Income (loss) from operations	(6,285)	24,786	(3,957)	462	15,006

Other income (expense)
Interest income (expense), net	(3,600)	2,667	(11,530)	—	(12,463)
Other, net	(1,349)	7,139	(5,706)	61	145

Total other income (expense)	(4,949)	9,806	(17,236)	61	(12,318)

Income (loss) before taxes and discontinued operations	(11,234)	34,592	(21,193)	523	2,688
Provision (benefit) for income taxes	(8,708)	10,254	(3,730)	—	(2,184)

Income (loss) before equity in net income of subsidiaries	(2,526)	24,338	(17,463)	523	4,872
Equity in net income of subsidiaries	6,875	(12,237)	24,338	(18,976)	—

Loss from operations	4,349	12,101	6,875	(18,453)	4,872
Income from discontinued operations	—	—	—	—	—

Net loss	$4,349	$12,101	$6,875	$(18,453)	$4,872

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For The Three Months Ended June 30, 2010

($ in thousands)	Parent Company	Guarantor Companies	Non- Guarantor Companies	Elimination	Consolidation

Revenue	$—	$249,885	$74,832	$2,309	$327,026
Cost of goods and services	—	186,952	63,666	2,053	252,671

Gross profit	—	62,933	11,166	256	74,355

Selling, general and administrative expenses	7,229	45,457	9,028	(64)	61,650
Restructuring and other related charges	—	1,489	—	—	1,489

Total operating expenses	7,229	46,946	9,028	(64)	63,139

Income (loss) from operations	(7,229)	15,987	2,138	320	11,216

Other income (expense)
Interest income (expense), net	(2,613)	1,101	(2,167)	—	(3,679)
Gain from debt extinguishment, net	—	—	—	—	—
Other, net	(425)	2,042	(1,880)	(320)	(583)

Total other income (expense)	(3,038)	3,143	(4,047)	(320)	(4,262)

Income (loss) before taxes and discontinued operations	(10,267)	19,130	(1,909)	—	6,954
Provision (benefit) for income taxes	(4,879)	6,590	254	—	1,965

Income (loss) before equity in net income of subsidiaries	(5,388)	12,540	(2,163)	—	4,989
Equity in net income of subsidiaries	10,356	(2,275)	12,540	(20,621)	—

Income from operations	4,968	10,265	10,377	(20,621)	4,989
Loss from discontinued operations	—	—	(21)	—	(21)

Net income	$4,968	$10,265	$10,356	$(20,621)	$4,968

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Nine Months Ended June 30, 2011

($ in thousands)	Parent Company	Guarantor Companies	Non- Guarantor Companies	Elimination	Consolidation

Revenue	$—	$1,013,130	$361,365	$(28,682)	$1,345,813
Cost of goods and services	—	778,650	308,669	(29,677)	1,057,642

Gross profit	—	234,480	52,696	995	288,171

Selling, general and administrative expenses	16,848	187,151	43,103	(249)	246,853
Restructuring and other related charges	—	4,498	225	—	4,723

Total operating expenses	16,848	191,649	43,328	(249)	251,576

Income (loss) from operations	(16,848)	42,831	9,368	1,244	36,595

Other income (expense)
Interest income (expense), net	(8,997)	4,366	(30,208)	—	(34,839)
Loss from debt extinguishment, net	—	(397)	(25,767)	—	(26,164)
Other, net	(42)	4,908	(738)	(721)	3,407

Total other income (expense)	(9,039)	8,877	(56,713)	(721)	(57,596)

Income (loss) before taxes and discontinued operations	(25,887)	51,708	(47,345)	523	(21,001)
Provision (benefit) for income taxes	(14,594)	21,471	(17,069)	—	(10,192)

Income (loss) before equity in net income of subsidiaries	(11,293)	30,237	(30,276)	523	(10,809)
Equity in net income (loss) of subsidiaries	(39)	2,122	30,237	(32,320)	—

Loss from operations	(11,332)	32,359	(39)	(31,797)	(10,809)
Income from discontinued operations	—	—	—	—	—

Net income (loss)	$(11,332)	$32,359	$(39)	$(31,797)	$(10,809)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For The Nine Months Ended June 30, 2010

($ in thousands)	Parent Company	Guarantor Companies	Non- Guarantor Companies	Elimination	Consolidation

Revenue	$—	$720,738	$227,842	$(2,420)	$946,160
Cost of goods and services	—	539,936	195,707	(3,189)	732,454

Gross profit	—	180,802	32,135	769	213,706

Selling, general and administrative expenses	20,950	140,396	26,512	(192)	187,666
Restructuring and other related charges	—	3,720	—	—	3,720

Total operating expenses	20,950	144,116	26,512	(192)	191,386

Income (loss) from operations	(20,950)	36,686	5,623	961	22,320

Other income (expense)
Interest income (expense), net	(6,851)	3,772	(7,045)	—	(10,124)
Loss from debt extinguishment, net	(6)	—	—	—	(6)
Other, net	(425)	3,705	(1,686)	(961)	633

Total other income (expense)	(7,282)	7,477	(8,731)	(961)	(9,497)

Income (loss) before taxes and discontinued operations	(28,232)	44,163	(3,108)	—	12,823
Provision (benefit) for income taxes	(12,401)	15,356	(1,335)	—	1,620

Income (loss) before equity in net income of subsidiaries	(15,831)	28,807	(1,773)	—	11,203
Equity in net income (loss) of subsidiaries	27,123	(2,048)	28,807	(53,882)	—

Income (loss) from operations	11,292	26,759	27,034	(53,882)	11,203
Income from discontinued operations	—	—	89	—	89

Net income (loss)	$11,292	$26,759	$27,123	$(53,882)	$11,292

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2011

($ in thousands)	Parent Company	Guarantor Companies	Non- Guarantor Companies	Elimination	Consolidation

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,332)	$32,359	$(39)	$(31,797)	$(10,809)

Net cash used in operating activities	21,279	35,824	(44,048)	—	13,055

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(321)	(36,400)	(28,253)	—	(64,974)
Acquired business, net of cash acquired	—	(1,066)	211	—	(855)
Intercompany distributions	10,000	(10,000)	—	—	—
Funds restricted for capital projects	—	3,875	—	—	3,875
Proceeds from sale of investment	—	—	1,333	—	1,333
Increase in equipment lease deposits	—	—	—	—	—

Net cash provided by (used in) investing activities	9,679	(43,591)	(26,709)	—	(60,621)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	565,673	—	75,290	—	640,963
Payments of long-term debt	(469)	(30,850)	(463,890)	—	(495,209)
Decrease in short-term borrowings	—	—	12,730	—	12,730
Intercompany debt	(468,372)	—	468,372	—	—
Financing costs	(14,354)	—	(6,989)	—	(21,343)
Purchase of ESOP shares	(15,673)	—	(1)	—	(15,674)
Exercise of stock options	20	—	—	—	20
Tax benefit from vesting of restricted stock	2,334	—	—	—	2,334
Other, net	22	11,415	(11,415)	—	22

Net cash provided by financing activities	69,181	(19,435)	74,097	—	123,843

Net cash used in discontinued operations	—	—	(829)	—	(829)

Effect of exchange rate changes on cash and equivalents	—	—	1,304	—	1,304

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	100,139	(27,202)	3,815	—	76,752
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	74,600	57,113	38,089	—	169,802

CASH AND EQUIVALENTS AT END OF PERIOD	$174,739	$29,911	$41,904	$—	$246,554

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For The Nine Months Ended June 30, 2010

($ in thousands)	Parent Company	Guarantor Companies	Non- Guarantor Companies	Elimination	Consolidation

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,292	$26,759	$27,123	$(53,882)	$11,292

Net cash provided by (used in) operating activities	(13,129)	63,984	(2,661)	—	48,194

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(683)	(21,760)	(4,138)	—	(26,581)
Intercompany distributions	7,500	(7,500)	—	—	—
Decrease in equipment lease deposits	—	(1,040)	—	—	(1,040)

Net cash provided by (used in) investing activities	6,817	(30,300)	(4,138)	—	(27,621)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	100,000	—	—	—	100,000
Payments of long-term debt	(30,144)	(50,724)	(182)	—	(81,050)
Financing costs	(4,145)	—	—	—	(4,145)
Exercise of stock options	299	—	—	—	299
Tax benefit from vesting of restricted stock	99	—	—	—	99
Other, net	192	5,047	(5,047)	—	192

Net cash provided by (used in) financing activities	66,301	(45,677)	(5,229)	—	15,395

Net cash used in discontinued operations	—	—	(449)	—	(449)

Effect of exchange rate changes on cash and equivalents	—	—	(4,719)	—	(4,719)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	59,989	(11,993)	(17,196)	—	30,800
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	223,511	37,865	59,457	—	320,833

CASH AND EQUIVALENTS AT END OF PERIOD	$283,500	$25,872	$42,261	$—	$351,633

NOTE 22 — SUBSEQUENT EVENT

Griffon’s Board of Directors has authorized the repurchase of up to an additional $50,000 of Griffon’s outstanding common stock. Approximately 1,366,000 shares of common stock remain available for repurchase pursuant to an existing buyback program. Under the repurchase programs, the Company may, from time to time, purchase shares of its common stock, depending upon market conditions, in open market or privately negotiated transactions, including pursuant to a 10b5-1 plan.

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

OVERVIEW

Revenue for the quarter ended June 30, 2011 was $455,282, compared to $327,026 in the prior year quarter. Income from continuing operations was $4,872, or $0.08 per diluted share, compared to $4,989, or $0.08 per share, in the prior year quarter. The current quarter results included the following:

-	$2,118 ($1,377, net of tax, or $0.02 per share) of restructuring charges; and
-	$3,077, or $0.05 per share, of discrete tax items and the quarter impact of changes in the expected annual effective tax rate, net.

The prior year quarter included $1,489 ($968, net of tax, or $0.02 per share) of restructuring charges.

Excluding these items from both periods, income from continuing operations would have been $3,172, or $0.05 per share, compared to $5,957, or $0.10 per share, in the prior year quarter. Income (loss) from discontinued operations for the June 2011 and 2010 third quarters was essentially nil. Net income for the third quarter of 2011 was $4,872, or $0.08 per share, compared to $4,968, or $0.08 per share, in the prior year quarter.

On a pro forma basis, as if ATT was purchased on October 1, 2009, third quarter revenue would have been $455,282, a 0.2% increase in comparison to $454,498 for the prior year quarter. Net income from continuing operations was $4,872, or $0.08 per share, compared to $10,783, or $0.18 per share, in the prior year quarter. Adjusting these results for the same items discussed above, current quarter income from continuing operations would have been $3,172, or $0.05 per share, compared to $12,504, or $0.21 per share, in the prior year quarter.

Revenue for the nine months ended June 30, 2011 was $1,345,813, compared to $946,160 in the prior year period. Loss from continuing operations was $10,809 or $0.18 per diluted share, compared to income of $11,203, or $0.19 per share, in the prior year period. The current year results included the following:

-	Charges of $26,164 ($16,813, net of tax, or $0.28 per share) related to debt extinguishment;
-	$15,152 ($9,849, net of tax, or $0.17 per share) of increased cost of goods related to the sale of inventory recorded at fair value in connection with acquisition accounting for ATT;
-	$4,723 ($3,070, net of tax, or $0.05 per share) of restructuring charges; and
-	$4,513, or $0.08 per share, of discrete tax benefits, net.

The prior year results included the following:

-	$3,720 ($2,418, net of tax, or $0.04 per share) related to the restructuring charges; and
-	$1,881, or $0.03 per share, related to discrete tax benefits, net.

Excluding these items from both reporting periods, income from continuing operations for the nine months ended June 30, 2011 would have been $14,410 or $0.24 per share, compared to $11,740, or $0.20 per share, in the prior year period.

Income from discontinued operations for the June 2011 and 2010 year-to-date periods was essentially nil.

The net loss for the current year period was $10,809 or $0.18 per share, compared to net income of $11,292, or $0.19 per share, in the prior year period.

On a pro forma basis, as if ATT was purchased on October 1, 2009, revenue for the nine months ended June 30, 2011 of $1,345,813 would have increased 3% in comparison to pro forma revenues of $1,308,164 for the comparable 2010 period. The net loss from continuing operations for the nine-month period ended June 30, 2011 was $10,809 or $0.18 per share, compared to pro forma income of $24,520, or $0.41 per share, for the prior year comparable period. Adjusting these results for the same items discussed above, current period income from continuing operations would have been $14,410 or $0.24 per share, compared to pro forma income of $26,171, or $0.44 per share, in the prior year comparable period.

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

On March 18, 2011, Griffon entered into a $200,000 five-year revolving credit facility that refinanced and replaced the existing revolving credit facilities at each of Telephonics and Clopay Ames.

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

GRIFFON CORPORATION AND SUBSIDIARIES
RECONCILIATION OF INCOME (LOSS) TO ADJUSTED INCOME (LOSS)
(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,

	2011	2010	2011	2010

Income (loss) from continuing operations	$4,872	$4,989	$(10,809)	$11,203

Adjusting items, net of tax:
Loss from debt extinguishment, net	—	—	16,813	—
Fair value write-up of acquired inventory sold	—	—	9,849	—
Restructuring	1,377	968	3,070	2,418
Discrete and other tax items, net	(3,077)	—	(4,513)	(1,881)

Adjusted income from continuing operations	$3,172	$5,957	$14,410	$11,740

Diluted earnings (loss) per common share	$0.08	$0.08	$(0.18)	$0.19

Adjusting items, net of tax:
Loss from debt extinguishment, net	—	—	0.28	—
Fair value write-up of acquired inventory sold	—	—	0.17	—
Restructuring	0.02	0.02	0.05	0.04
Discrete and other tax items, net	(0.05)	—	(0.08)	(0.03)

Adjusted diluted earnings per common share	$0.05	$0.10	$0.24	$0.20

Weighted-average shares outstanding (in thousands)	60,525	60,154	59,387	59,897

Note: Due to rounding, the sum of diluted earnings (loss) per common share and adjusting items, net of tax, may not equal adjusted diluted earnings per common share.

RESULTS OF OPERATIONS

Three and nine months ended June 30, 2011 and 2010

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

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,

	2011	2010	2011	2010

Segment profit before depreciation, amortization, restructuring and fair value write-up of acquired inventory sold:
Home & Building Products	$22,487	$5,941	$59,640	$16,502
Telephonics	12,122	11,768	37,457	32,798
Plastics	6,048	11,718	27,065	28,611

Total Segment profit before depreciation, amortization, restructuring and fair value write-up of acquired inventory sold	40,657	29,427	124,162	77,911
Unallocated amounts	(7,781)	(8,247)	(19,468)	(22,138)
Loss from debt extinguishment, net	—	—	(26,164)	(6)
Net interest expense	(12,463)	(3,679)	(34,839)	(10,124)
Segment depreciation and amortization	(15,607)	(9,058)	(44,817)	(29,100)
Restructuring charges	(2,118)	(1,489)	(4,723)	(3,720)
Fair value write-up of acquired inventory sold	—	—	(15,152)	—

Income (loss) before taxes and discontinued operations	$2,688	$6,954	$(21,001)	$12,823

Home & Building Products

	Three Months Ended June 30,				Nine Months Ended June 30,

	2011		2010		2011		2010

Revenue:
ATT	$114,144		$—		$353,985		$—
CBP	100,099		104,325		290,840		286,051

Home & Building Products	214,243		104,325		644,825		286,051

Segment operating profit (loss)	13,512	6.3%	2,406	2.3%	18,820	2.9%	5,553	1.9%
Depreciation and amortization	7,460		2,046		21,548		7,229
Fair value write-up of acquired inventory sold	—		—		15,152		—
Restructuring charges	1,515		1,489		4,120		3,720

Segment profit before depreciation, amortization and restructuring	$22,487	10.5%	$5,941	5.7%	$59,640	9.2%	$16,502	5.8%

For the quarter ended June 30, 2011, Segment revenue increased $109,918, or 105%, compared to the prior year quarter primarily due to the inclusion of ATT’s revenue. On a pro forma basis, prepared as if ATT was purchased on October 1, 2009, revenue decreased $17,554, or 8%, compared to the prior year quarter. For the quarter, ATT and CBP revenue decreased 10% and 4%, respectively, driven mainly by lower volume. The decline in ATT revenue was primarily the result of inclement weather in the quarter with a resultant impact on the sell-through of lawn and garden tools. The decline in CBP volume was mainly the result of a difficult comparative with the prior year period when sales benefited from home and energy tax credits; such tax credits are no longer in place.

For the quarter ended June 30, 2011, Segment operating profit was $13,512 compared to $2,406 in the prior year quarter. The increase was primarily driven by the inclusion of ATT’s operating profit in the current period’s results. On a pro forma basis, as if ATT was purchased on October 1, 2009, segment operating profit in the prior year quarter was $19,107 compared to $13,512 in the current year quarter. The decline in segment operating profit was mainly due to the volume declines at both ATT and CBP; increased material costs at both ATT and CBP also contributed to the decline.

For the nine months ended June 30, 2011, segment revenue increased $358,774, or 125%, compared to the prior year period primarily due to the inclusion of ATT’s revenue. On a pro forma basis, prepared as if ATT was purchased on October 1, 2009, revenue decreased $3,230, or 0.5%, compared the prior year period. For the nine month period, ATT revenue decreased 2% driven mainly by volume, primarily lawn tools, while CBP revenue increased 2%, driven mainly by volume.

For the nine months ended June 30, 2011, segment operating profit was $18,820 compared to $5,553 in the prior year. The benefit from the inclusion of ATT in current year segment results was partially offset by $15,152 of increased costs of goods related to the sale of inventory recorded at fair value in connection with acquisition accounting for ATT. On a pro forma basis, as if ATT was purchased on October 1, 2009, segment operating profit in the prior year was $49,401 compared to the segment operating profit of $18,820 in the current year. In addition to the ATT inventory item, the decrease was primarily due to the impact of inclement weather on lawn tool sales, higher material costs for both ATT and CBP, and $2,919 of lower receipts under the Byrd Amendment (anti-dumping compensation from the U.S. Government).

Telephonics

	Three Months Ended June 30,				Nine Months Ended June 30,

	2011		2010		2011		2010

Revenue	$103,530		$100,413		$315,334		$320,222

Segment operating profit	9,725	9.4%	9,783	9.7%	31,643	10.0%	27,400	8.6%
Depreciation and amortization	1,794		1,985		5,211		5,398
Restructuring charges	603		—		603		—

Segment profit before depreciation and amortization	$12,122	11.7%	$11,768	11.7%	$37,457	11.9%	$32,798	10.2%

For the quarter ended June 30, 2011, Telephonics revenue increased $3,117, or 3%, compared to the prior year quarter. The increase was primarily attributable to an increase in Ground Surveillance Radars (“GSR”) ($6,091) and LAMPS MMR revenue ($7,611); these increases were partially offset by a decrease in CREW 3.1 revenue.

For the quarter ended June 30, 2011, Segment operating profit remained consistent, and operating profit margin declined 30 basis points from the prior year quarter primarily due to the restructuring charge and higher selling, general and administrative expenses due to the timing of proposal activities and research and development initiatives, partially offset by gross profits from increased revenue. Telephonics recognized $603 of restructuring charges in the current quarter in connection with the consolidation of the management of its Electronics Systems and Communication Systems operating units; such charges are all personnel related.

For the nine months ended June 30, 2011, Telephonics revenue decreased $4,888, or 2%, compared to the prior year primarily due to the timing of the transition on the Automatic Radar Periscope Detection and Discrimination (“ARPDD”) program from the development to the production phase , the CREW 3.1 program , and the lower rate of production on the C-17 program; the decreases were partially offset by an increase in GSR and LAMPS MMR revenue.

For the nine months ended June 30, 2011, Segment operating profit increased $4,243, or 15%, and operating profit margin improved 140 basis points from the prior year due to program mix, as well as lower selling, general and administrative expenses due to the timing of proposal activities, and research and development initiatives.

During the quarter, Telephonics was awarded several new contracts and received incremental funding on current contracts totaling $105,000. Contract backlog was $442,000 at June 30, 2011 with 76% expected to be realized in the next 12 months. Backlog was $407,000 at September 30, 2010 and $405,000 at June 30, 2010. Backlog is defined as unfilled firm orders for products and services for which funding has been both authorized and appropriated by the customer or congress, in the case of the U.S. government agencies.

Plastics

	Three Months Ended June 30,				Nine Months Ended June 30,

	2011		2010		2011		2010

Revenue	$137,509		$122,288		$385,654		$339,887

Segment operating profit	(305)	NM	6,691	5.5%	9,007	2.3%	12,138	3.6%
Depreciation and amortization	6,353		5,027		18,058		16,473

Segment profit before depreciation and amortization	$6,048	4.4%	$11,718	9.6%	$27,065	7.0%	$28,611	8.4%

For the quarter ended June 30, 2011, Plastics revenue increased $15,221, or 12%, compared to the prior year quarter primarily due to the favorable impact of foreign exchange translation (8%), and the pass through of higher resin costs in customer selling prices (5%); product mix accounted for the balance of the variation.

For the quarter ended June 30, 2011, Segment operating profit decreased $6,996 compared to the prior year quarter. The decline was driven by higher than anticipated start up costs in both Germany and Brazil, related to expanding capacity and product offerings to meet increased customer demand; the start up costs include higher than normal levels of scrap production. There were no significant disruptions in customer service in connection with the scaling up of production of newly installed assets. While improvement in operations in the newly expanded locations is occurring, the Company expects that Plastics will continue to operate at below normal efficiency levels for the next three quarters.

For the nine months ended June 30, 2011, Plastics revenue increased $45,767, or 13%, compared to the prior year period primarily due to higher volumes, the benefit from the pass through of higher resin costs in customer selling prices, product mix and the favorable impact of foreign exchange translation.

For the nine months ended June 30, 2011, segment operating profit decreased $3,131 compared to the prior year for the reasons noted above with respect to the third quarter.

Unallocated

For the quarter ended June 30, 2011, unallocated amounts totaled $7,781 compared to $8,247 in the prior year. The decrease was primarily due to higher legal and consulting expenses related to acquisition due diligence in the prior year. For the nine months ended June 30, 2011, unallocated amounts totaled $19,468 compared to $22,138 in the prior year. The decrease was primarily due to the absence of legal and consulting expenses related to acquisition due diligence, which were incurred in the prior year period.

Segment Depreciation and Amortization

Segment depreciation and amortization increased $6,549 and $15,717 for the three and nine month periods ending June 30, 2011 over the prior year periods primarily due to the increased depreciation and amortization related to the ATT acquisition.

Other income (expense)

For the quarter and nine month period ended June 30, 2011, interest expense increased $8,809 and $24,652, respectively, compared to the prior year periods, primarily as a result of debt incurred for the acquisition of ATT.

During the second quarter, in connection with the termination of the Term Loan, ABL and TCA, Griffon recorded a $26,164 loss on extinguishment of debt consisting of $21,617 of deferred financing charges and original issuer discounts, a call premium of $3,703 on the Term Loan, and $844 of swap and other breakage costs.

For the nine months ended June 30, 2010, Griffon recorded a non-cash, pre-tax loss from debt extinguishment of $6, net of a proportionate write-off of deferred financing costs, which resulted from its purchase of $29,392 of its outstanding convertible notes.

For the quarters ended June 30, 2011 and 2010, Other income included a gain (loss) of $24 and ($610), respectively, of foreign exchange gains/losses, net, and $311 and $419, respectively, of investment expense.

For the nine months ended June 30, 2011 and 2010, Other income included losses of $3 and $776, respectively, of foreign exchange gains/losses, net, and $996 and ($419), respectively, of investment income (expense).

Provision for income taxes

Griffon’s effective tax rate for continuing operations for the current quarter was a benefit of 81.3%, compared to a provision of 28.3% in the prior year quarter. The June 30, 2011 quarter effective rate reflected a change in earnings mix between domestic and non-domestic, and the results of ATT, acquired on

September 30, 2010. Certain discrete tax benefits impacted the effective rates in both reporting periods. The current quarter included benefits arising on the filing of tax returns in various jurisdictions, and tax planning related to unremitted foreign earnings; the 2010 effective rate reflected benefits arising on the filing of tax returns in various jurisdictions. Excluding these discrete items, the effective rate on continuing operations would have been 77.7% in the current quarter compared to 27.3% in the prior year quarter. The 77.7% tax rate is impacted by the combined effects of the nominal pretax income in the current quarter combined with a forecast full year pretax loss for 2011, as well as fluctuations in the full year expected effective tax rate driven by changes in earnings mix between domestic and non-domestic operations.

Griffon’s effective tax rate for continuing operations for the nine months ended June 30, 2011 was a benefit of 48.5%, compared to a provision of 12.6% in the prior year period. The 2011 effective tax rate reflected a change in earnings mix between domestic and non-domestic and includes the results of ATT, acquired on September 30, 2010. Certain discrete tax benefits impacted the effective tax rates in both reporting periods. The 2011 rate included benefits arising in connection with the retroactively extended research tax credit signed into law on December 22, 2010, the filing of tax returns in various jurisdictions, and tax planning related to unremitted foreign earnings. The 2010 effective rate benefited from resolution of certain non-domestic tax audits resulting in the release of previously established reserves for uncertain tax positions, combined with the benefit of certain tax planning initiatives with respect to non-U.S. operating locations, and a benefit arising on the filing of certain of tax returns in various jurisdictions. Excluding these discrete items, the effective rate on continuing operations for the nine months ended June 30, 2011 would have been a benefit of 27.0% compared to 27.3% in the comparable prior year period.

Stock based compensation

For the three and nine months ended June 30, 2011, stock based compensation expense totaled $2,120 and $6,767, respectively, compared to $1,512 and $4,447, respectively, for the prior year comparable periods.

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

Griffon substantially concluded its remaining disposal activities in the second quarter of 2009. There was no revenue in the three and nine-month periods ended June 30, 2011 and 2010.

Net income from discontinued operations of the Installation Services’ business was nil for the three and nine months ended June 30, 2011, and a loss of $21 and income of $89 for the three and nine months ended June 30, 2010, respectively.

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

The following table is derived from the Consolidated Statements of Cash Flows:

	Nine Months Ended June 30,
Cash Flows from Continuing Operations
(in thousands)	2011	2010

Net Cash Flows Provided by (Used In):
Operating activities	$13,055	$48,194
Investing activities	(60,621)	(27,621)
Financing activities	123,843	15,395

Cash flows provided by continuing operations for the nine months ended June 30, 2011 were $13,055 compared to $48,194 in the prior year quarter. Current assets net of current liabilities, excluding short-term debt and cash, increased to $386,032 at June 30, 2011 compared to $326,705 at September 30, 2010, primarily as a result of decreases in accounts payable, accrued liabilities and income taxes payable. Operating cash flows were affected by an increase in inventories as well as the decrease in accounts payable and accrued liabilities.

During the nine months ended June 30, 2011, Griffon used cash for investing activities of $60,621 compared to $27,621 in the prior year period, primarily for capital expenditures. Griffon expects capital spending to be in the range of $85,000 to $90,000 for 2011.

During the nine months ended June 30, 2011, cash provided by financing activities totaled $123,843 compared to $15,395 in the prior year period. Griffon issued $145,754 of debt, net of payments, in 2011, which included issuing $550,000 of 7.125% Senior Notes due in 2018 (“Senior Notes”) and repaying the $375,000 Term Loan, $25,000 under the Clopay Ames ABL and $30,000 under the TCA. In the prior year, Griffon issued $100,000 principal of 4% convertible subordinated notes, due 2017 (the “2017 Notes”).

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

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. For the nine months ended June 30, 2011:

•	The United States Government and its agencies, through either prime or subcontractor relationships, represented 17% of Griffon’s consolidated revenue and 74% of Telephonics revenue.
•	Procter & Gamble represented 14% of Griffon’s consolidated revenue and 48% of Plastics revenue.
•	The Home Depot represented 13% of Griffon’s consolidated revenue and 26% of Home & Building Products revenue.

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

Cash, Cash Equivalents and Debt (in thousands)	At June 30, 2011	At September 30, 2010

Cash and equivalents	$246,554	$169,802

Notes payables and current portion of long-term debt	19,307	20,901
Long-term debt, net of current maturities	674,530	503,935
Debt discount	20,426	30,650

Total debt	714,263	555,486

Net cash and equivalents (debt)	$(467,709)	$(385,684)

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

On June 24, 2011, Griffon filed a Registration Statement on Form S-4 with the SEC to effect an offer to exchange the original Senior Notes for new 7.125% Senior Notes due in 2018 that will be identical in all material respects to the original Senior Notes, except that the new Senior Notes will be registered under the Securities Act of 1933. On July 11, 2011, Griffon commenced the exchange offer, which will remain open until 5:00 p.m. Eastern Standard Time on August 9, 2011, unless extended.

On March 18, 2011, Griffon entered into a five-year $200,000 Revolving Credit Facility (“Credit Agreement”), which includes a letter of credit sub-facility with a limit of $50,000, a multi-currency sub-facility of $50,000 and a swingline sub-facility with a limit of $30,000. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility or the occurrence of a default or event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate plus an applicable margin, which will decrease based on financial performance. The margins are 1.75% for base rate loans and 2.75% for LIBOR loans, in each case without a floor. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio as well as customary affirmative and negative covenants and events of default. The Credit Agreement also includes certain restrictions, such as limitations on the incurrence of indebtedness and liens and the making of restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by certain domestic subsidiaries and are secured, on a first priority basis, by substantially all assets of the Company and the guarantors. There was no outstanding balance as of June 30, 2011, and, as of such date the Company was in compliance with the terms and covenants of the Credit Agreement.

At June 30, 2011, there were $20,477 of standby letters of credit outstanding under the Credit Agreement; $179,523 was available for borrowing at that date.

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

On December 21, 2009, Griffon issued $100,000 principal of 4% convertible subordinated notes due 2017 (the “2017 Notes”). The initial conversion rate of the 2017 Notes was 67.0799 shares of Griffon’s common stock per $1,000 principal amount of notes, corresponding to an initial conversion price of $14.91 per share, a 23% conversion premium over the $12.12 closing price on December 15, 2009. Griffon used 8.75% as the nonconvertible debt-borrowing rate to discount the 2017 Notes and will amortize the debt discount through January 2017. At issuance, the debt component of the 2017 Notes was $75,437 and debt discount was $24,563. At September 30, 2010 and June 30, 2011, the 2017 Notes had a capital in excess of par component, net of tax, of $15,720.

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

Griffon’s Employee Stock Ownership Plan (“ESOP”) entered into a loan agreement in August 2010 to borrow $20,000 over a one-year period, to be used to purchase Griffon common stock in the open market. The loan bears interest at a) LIBOR plus 2.5% or b) the lender’s prime rate. After the first year, Griffon has the option to convert all or a portion of the outstanding loan to a five-year term. If converted, principal is payable in quarterly installments of $250, beginning September 2011, with the remainder due at maturity. The loan is secured by shares purchased with the proceeds of the loan, and repayment is guaranteed by Griffon. At June 30, 2011, 1,398,677 shares have been purchased (some of which were purchased pursuant to a 10b5-1 repurchase plan); the outstanding balance was $15,673 and $4,327 was available for borrowing under the agreement. The Company expects to enter into an amendment to this loan agreement shortly that would (i) extend the end date for drawing down the $20,000 borrowing availability from August 2011 to November 2011, (ii) change the starting date for quarterly amortization payments from September 2011 to December 2011, and extend the maturity date of the loan from August 2016 to November 2016.

In addition, the ESOP has a loan agreement, guaranteed by Griffon, which requires quarterly principal payments of $156 and interest through the expiration date of September 2012 at which time the $3,900 balance of the loan, and any outstanding interest, will be payable. The primary purpose of this loan was to purchase 547,605 shares of Griffon’s common stock in October 2008. The loan is secured by shares purchased with the proceeds of the loan, and repayment in guaranteed by Griffon. The loan bears interest at rates based upon the prime rate or LIBOR. At June 30, 2011, $4,532 was outstanding.

In October 2006, CBP entered into a capital lease totaling $14,290 for real estate in Troy, Ohio. Approximately $10,000 was used to acquire the building and the remaining amount was restricted for improvements. The lease matures in 2021, bears interest at a fixed rate of 5.1%, is secured by a mortgage on the real estate and is guaranteed by Griffon.

At June 30, 2011 and September 30, 2010, Griffon had $532 of 4% convertible subordinated notes due 2023 (the “2023 Notes”) outstanding. Holders of the 2023 Notes may require Griffon to repurchase all or a portion of their 2023 Notes on July 18, 2013 and 2018, if Griffon’s common stock price is below the conversion price of the 2023 Notes, as well as upon a change in control. At June 30, 2011 and September 30, 2010, the 2023 Notes had no capital in excess of par value component as substantially all of these notes were put to Griffon at par and settled in July 2010.

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

In November 2010, Clopay Europe GMBH (“Clopay Europe”) entered into a €10,000 revolving credit facility and a €20,000 term loan. The facility accrues interest at Euribor plus 2.35% per annum, and the term loan accrues interest at Euribor plus 2.45% per annum. The revolving facility matures in November 2011, but is renewable upon mutual agreement with the bank. The term loan can be drawn until August 2011 and, if drawn, repayment will be in ten equal installments beginning September 2011 with maturity in December 2013. Under the term loan, Clopay Europe is required to maintain a certain minimum equity to assets ratio and keep leverage below a certain level, defined as the ratio of total debt to EBITDA. There were no borrowings under the term loan at June 30, 2011. Borrowings under the revolving facility at June 30, 2011 were €7,500 and €2,500 was available for borrowing. In July 2011, the full €20,000 was drawn on the Term Loan, with a portion of the proceeds used to repay borrowings under the revolving credit facility.

Clopay do Brazil, a subsidiary of Plastics, maintains lines of credit of approximately $4,500. Interest on borrowings accrue at a rate of LIBOR plus 3.8% or CDI plus 5.6%. $2,000 was borrowed under the lines and $2,500 was available as of as of June 30, 2011.

As part of the acquisition of ATT, Griffon acquired interest rate swaps that had fair values totaling $3,845 at September 30, 2010. These swaps were terminated in October 2010 for $4,303, including accrued interest of $458.

At June 30, 2011, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit agreements and loan agreements.

Griffon’s Board of Directors has authorized the repurchase of up to an additional $50,000 of Griffon’s outstanding common stock. Approximately 1,366,000 shares of common stock remain available for repurchase pursuant to an existing buyback program. Under the repurchase programs, the Company may, from time to time, purchase shares of its common stock, depending upon market conditions, in open market or privately negotiated transactions, including pursuant to a 10b5-1 plan.

The consolidation of the CBP manufacturing facilities plan, announced in June 2009, is substantially complete. For the project to date, CBP incurred pre-tax exit and restructuring costs of $8,857, substantially all of which were cash charges; charges include $1,175 for one-time termination benefits and other personnel costs, $4,933 for excess facilities and related costs, and $2,749 for other exit costs, primarily in connection with production realignment. CBP had $10,297 in capital expenditures in order to effect the restructuring plan.

Griffon substantially concluded its remaining disposal activities for the Installation Services business, discontinued in 2008, in the second quarter of 2009 and does not expect to incur significant expense in the future. Future net cash outflows to satisfy liabilities related to disposal activities accrued at June 30, 2011 are estimated to be $4,042. Certain of Griffon’s subsidiaries are also contingently liable for approximately $833 related to certain facility leases with varying terms through 2012 that were assigned to the respective purchasers of certain of the Installation Services businesses. Griffon does not believe it has a material exposure related to these contingencies.

During the nine months ended June 30, 2011 and 2010, Griffon used cash for discontinued operations of $829 and $449, respectively, related to settling remaining Installation Services liabilities.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact, including, without limitation, statements regarding Griffon’s financial position, business strategy and the plans and objectives of Griffon’s management for future operations, are forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend” or the negative of these expressions or comparable terminology. Such forward-looking statements involve important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, among others: general domestic and international business, financial market and economic conditions; the credit market; the housing market; results of integrating acquired businesses into existing operations; the results of Griffon’s restructuring and disposal efforts; competitive factors; pricing pressures for resin and steel; capacity and supply constraints; Griffon’s ability to identify and successfully consummate and integrate value-adding acquisition opportunities; the ability of Griffon to remain in compliance with the covenants under its respective credit facilities; and the inherent uncertainties relating to resolution of ongoing legal and environmental matters from time to time. Additional important factors that could cause the statements made in this Quarterly Report on Form 10-Q or the actual results of operations or financial condition of Griffon to differ are discussed under the caption “Item 1A. Risk Factors” and “Special Notes Regarding Forward-Looking Statements” in Griffon’s Form 10-K Annual Report for the year ended September 30, 2010. Some of the factors are also discussed elsewhere in this Quarterly Report on Form 10-Q and have been or may be discussed from time to time in Griffon’s filings with the U.S. Securities and Exchange Commission. Readers are cautioned not to place undue reliance on Griffon’s forward-looking statements. Griffon does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

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

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
(c)

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs

April 1 - 30, 2011	175,000	[1]	$13.30	—
May 1 - 31, 2011	323,700	[2]	10.38	323,700
June 1 - 30, 2011	399,129	[2]	9.97	399,129

Total	897,829		$10.77	722,829	$4,369,203	[3,4]

1. Represents shares acquired by the Company from a holder of restricted stock upon vesting of the restricted stock, to satisfy tax withholding obligations of the holder.

2. Shares were purchased by the Griffon Corporation Employee Stock Ownership Plan (the “ESOP”) in open market transactions (including some purchases pursuant to a 10b5-1 repurchase plan), and are solely for use by the ESOP.

3. Represents the amount that remains available, as of June 30, 2011, for borrowing under the loan agreement entered into by the ESOP on August 6, 2010, which amount can be drawn until August 6, 2011. The proceeds of such loan can be used to purchase shares for the ESOP.

4. Griffon’s Board of Directors has authorized the repurchase of up to an additional $50,000,000 of Griffon’s outstanding common stock. Approximately 1,366,000 shares of common stock remain available for repurchase pursuant to an existing buyback program. Under the repurchase programs, the Company may, from time to time, purchase shares of its common stock, depending upon market conditions, in open market or privately negotiated transactions, including pursuant to a 10b5-1 plan.

Item 3	Defaults upon Senior Securities
None

Item 4	[Removed and Reserved]

Item 5	Other Information
None

Item 6	Exhibits

31.1	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Document*

101.DEF	XBRL Taxonomy Extension Definitions Document*

101.LAB	XBRL Taxonomy Extension Labels Document*

101.PRE	XBRL Taxonomy Extension Presentation Document*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFON CORPORATION

/s/ Douglas J. Wetmore

Douglas J. Wetmore
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Brian G. Harris

Brian G. Harris
Chief Accounting Officer
(Principal Accounting Officer)

Date: August 3, 2011

EXHIBIT INDEX

31.1	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Document*

101.DEF	XBRL Taxonomy Extension Definitions Document*

101.LAB	XBRL Taxonomy Extension Labels Document*

101.PRE	XBRL Taxonomy Extension Presentation Document*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”