Form 10-K
period 2011-09-30
GRIFFON CORP
filed 2011-11-18
CIK 50725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-06620

GRIFFON CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		11-1893410
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
712 Fifth Avenue, 18th Floor, New York, New York		10019
(Address of Principal Executive Offices)		(Zip Code)
Registrant’s telephone number, including area code:	(212) 957-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.25 par value	New York Stock Exchange

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
(Do not check if a smaller reporting company)

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

          The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the close of business March 31, 2011, the registrant’s most recently completed second quarter, was approximately $618,000,000. The registrant’s closing price as reported by the New York Stock Exchange-Composite Transactions for March 31, 2011 was $13.13. The number of the registrant’s outstanding shares was 61,497,463 as of October 31, 2011.

DOCUMENTS INCORPORATED BY REFERENCE:

          Part III — (Items 10, 11, 12, 13 and 14). Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Special Notes Regarding Forward-Looking Statements

This Annual Report on Form 10-K, especially “Management’s Discussion and Analysis”, contains certain “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, earnings, cash flows, revenue, changes in operations, operating improvements, industries in which Griffon Corporation (the “Company” or “Griffon”) operates and the United States and global economies. Statements in this Form 10-K that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” “may,” “will,” “estimates,” “intends,” “explores,” “opportunities,” the negative of these expressions, use of the future tense and similar words or phrases. Such forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, among others: current economic conditions and uncertainties in the housing, credit and capital markets; Griffon’s ability to achieve expected savings from cost control, integration and disposal initiatives; the ability to identify and successfully consummate and integrate value-adding acquisition opportunities; increasing competition and pricing pressures in the markets served by Griffon’s operating companies; the ability of Griffon’s operating companies to expand into new geographic and product markets and to anticipate and meet customer demands for new products and product enhancements and innovations; reduced military spending by the government on projects for which Griffon’s Telephonics Corporation supplies products; increases in the cost of raw materials such as resin and steel; changes in customer demand; the potential impact of seasonal variations and uncertain weather patterns on certain of Griffon’s businesses; political events that could impact the worldwide economy; a downgrade in Griffon’s credit ratings; changes in international economic conditions including interest rate and currency exchange fluctuations; the reliance by certain of Griffon’s businesses on particular third party suppliers and manufacturers to meet customer demands; the relative mix of products and services offered by Griffon’s businesses, which impacts margins and operating efficiencies; short-term capacity constraints or prolonged excess capacity; unforeseen developments in contingencies, such as litigation; unfavorable results of government agency contract audits of Griffon’s subsidiary, Telephonics Corporation; Griffon’s ability to adequately protect and maintain the validity of patent and other intellectual property rights; the cyclical nature of the businesses of certain of Griffon’s operating companies; and possible terrorist threats and actions and their impact on the global economy. Readers are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date made. Griffon undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

(Unless otherwise indicated, any reference to years or year-end refers to the fiscal year ending September 30 and dollars are in thousands, except per share data)

PART I
Item 1. Business

The Company

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

Headquartered in New York, N.Y., the Company was founded in 1959 and is incorporated in Delaware. Griffon is listed on the New York Stock Exchange and trades under the symbol GFF.

Griffon currently conducts its operations through three businesses: Telephonics Corporation (“Telephonics”), Home & Building Products (“HBP”) and Clopay Plastic Products Company (“Plastics”).

•

HBP, which consists of two companies, Ames True Temper, Inc (“ATT”) and Clopay Building Products (“CBP”), accounted for 46% of Griffon’s consolidated revenue in 2011 and, on a pro forma basis giving effect to the acquisition of ATT as if it had occurred on October 1, 2009, accounted for 48% of Griffon’s consolidated revenue in 2010:

-

ATT, acquired on September 30, 2010, is a global provider of non-powered landscaping products that make work easier for homeowners and professionals. Due to the timing of the acquisition, none of ATT’s 2010 and prior results of operations were included in Griffon’s results. ATT’s revenue was 24% of Griffon’s consolidated revenue in 2011. 2010 pro forma revenue was $443,634, or 26% of Griffon’s pro forma 2010 revenue of $1,737,630 (unaudited), giving effect to the acquisition of ATT as if it had occurred on October 1, 2009.

-

CBP is a leading manufacturer and marketer of residential, commercial and industrial garage doors to professional installing dealers and major home center retail chains. CBP’s revenue was 22% of Griffon’s consolidated revenue in 2011, 30% in 2010 and 33% in 2009.

•

Telephonics designs, develops and manufactures high-technology integrated information, communication and sensor system solutions to military and commercial markets worldwide. Telephonics’ revenue was 25% of Griffon’s consolidated revenue in 2011, 34% in 2010 and 32% in 2009.

•

Plastics is an international leader in the development and production of embossed, laminated and printed specialty plastic films used in a variety of hygienic, health-care and industrial applications. Plastics’ revenue was 29% of Griffon’s consolidated revenue in 2011, 36% in 2010 and 35% in 2009.

On October 17, 2011, Griffon acquired the pots and planters business of Southern Sales & Marketing Group, Inc. for approximately $23,000. The acquired business, which markets its products under the Southern Patio brand name (“Southern Patio”), is a leading designer, manufacturer and marketer of landscape accessories. Southern Patio, which will be integrated with ATT, had revenue exceeding $40,000 in 2011.

On March 17, 2011, in an unregistered offering through a private placement under Rule 144A, Griffon issued, at par, $550,000 of 7.125% Senior Notes due in 2018 (“Senior Notes”); interest on the Senior Notes is payable semi-annually. Proceeds were used to pay down the outstanding borrowings under a senior secured term loan facility and two senior secured revolving credit facilities of certain Company subsidiaries. The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and are subject to certain covenants, limitations and restrictions. On August 9, 2011, Griffon exchanged all of the Senior Notes for substantially identical Senior Notes registered under the Securities Act of 1933, via an exchange offer.

On March 18, 2011, Griffon entered into a five-year $200,000 Revolving Credit Facility (“Credit Agreement”), which includes a letter of credit sub-facility with a limit of $50,000, a multi-currency sub-facility of $50,000 and a swing line sub-facility with a limit of $30,000. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate plus an applicable margin, which will decrease based on financial performance. The current margins are 1.5% for base rate loans and 2.5% for LIBOR loans, in each case without a floor. Borrowings under the Credit Agreement are guaranteed by certain domestic subsidiaries and are secured, on a first priority basis, by substantially all assets of the Company and the guarantors. At September 30, 2011, there were $20,250 of standby letters of credit outstanding under the Credit Agreement; $179,750 was available for borrowing at that date.

On September 30, 2010, Griffon purchased all of the outstanding stock of CHATT Holdings, Inc. (“ATT Holdings”), the parent of ATT, on a cash and debt-free basis, for $542,000 in cash, subject to certain adjustments. As the purchase of ATT occurred on September 30, 2010, ATT’s operating results are not included in Griffon’s consolidated statements of operations or cash flows, or footnotes relating thereto for any year presented prior to October 1, 2010, except where explicitly stated as pro-forma results. All pro forma results are unaudited and, unless otherwise stated, give effect to the acquisition of ATT as if it had occurred on October 1, 2009. The Griffon consolidated balance sheet at September 30, 2010, and related notes thereto, include ATT’s balances at that date.

In July 2010, Griffon retired substantially all of the outstanding 4% Convertible Subordinated Notes due 2023 when they were put to Griffon at par.

In December 2009, Griffon issued $100,000 principal amount of 4% Convertible Subordinated Notes due 2017 (the “2017 Notes”) at an initial conversion ratio of 67.0799 shares of Griffon common stock per $1,000 principal amount of the 2017 Notes, corresponding to an initial conversion price of approximately $14.91 per share.

Griffon makes available, free of charge through its website at www.griffoncorp.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is filed with or furnished to the Securities and Exchange Commission (the “SEC”).

For information regarding revenue, profit and total assets of each segment, see the Business Segments footnote in the Notes to Consolidated Financial Statements.

Reportable Segments:

Home & Building Products

Home & Building Products consists of two companies, Ames True Temper, Inc and Clopay Building Products, which are described below.

Ames True Temper

ATT is the leading U.S. and a global provider of non-powered landscaping products that make work easier for homeowners and professionals. ATT employs approximately 1,700 employees.

Brands

ATT brands are among the most recognized across primary product categories in the North American, non-powered landscaping product markets. ATT’s brand portfolio includes Ames®, True Temper®, Ames True Temper®, Garant®, Hound Dog®, Westmix™ and Dynamic Design®, as well as contractor-oriented brands including UnionTools®, Razor-Back® Professional Tools and Jackson® Professional Tools. This strong portfolio of brands enables ATT to build and maintain long-standing relationships with leading retailers and distributors. In addition, given the breadth of ATT’s brand portfolio and product category depth, ATT is able to offer specific, differentiated branding strategies for key retail customers. In addition to the brands listed, ATT also sells private label branded products further enabling channel management and customer differentiation.

Products

ATT manufactures and markets one of the broadest product portfolios in the non-powered landscaping product industry. This portfolio is anchored by three core product categories: long handle tools, wheelbarrows, and snow tools. As a result of ATT’s brand portfolio recognition, high product quality, industry leading service and strong customer relationships, ATT has earned market-leading positions in the long handle tool, wheelbarrow, and snow tool product categories. The following is a brief description of ATT’s primary product lines:

•

Long Handle Tools: An extensive line of engineered tools including shovels, spades, scoops, rakes, hoes, cultivators, weeders, post hole diggers, scrapers, edgers and forks, marketed under leading brand names including Ames®, True Temper®, Jackson® Professional Tools, UnionTools®, Razor-Back® Professional Tools, and Garant®.

•

Wheelbarrows: ATT designs, develops and manufactures a full line of wheelbarrows and lawn carts, primarily under the Ames®, True Temper®, Jackson® Professional Tools, Razor-Back® Professional Tools, UnionTools®, Garant® and Westmix™ brand names. The products range in size (2 cubic feet to 10 cubic feet), material (poly and steel), tray form, tire type, handle length and color based on the needs of homeowners, landscapers and contractors.

•

Snow Tools: A complete line of snow tools is marketed under the Ames True Temper®, True Temper® and Garant® brand names. The snow tool line includes shovels, pushers, roof rakes, sled sleighs, scoops and ice scrapers.

•

Planters and Lawn Accessories: ATT is a designer, manufacturer and distributor of indoor and outdoor planters and accessories, sold under the Dynamic Design® brand name, as well as various private label brands. The range of planter sizes (from 6 to 32 inches) are available in various designs, colors and materials. On October 17, 2011, Griffon acquired the pots and planters business which markets its products under the Southern Patio brand name Southern Patio is a leading designer, manufacturer and marketer of decorative landscape products. Integrating Dynamic Design® into Southern Patio leverages Southern Patio’s capabilities, enhances ATT’s product offering in the pots and planters category and enables ATT to improve its innovation and speed to market in the category.

•

Striking Tools: Axes, picks, mattocks, mauls, wood splitters, sledgehammers and repair handles make up the striking tools product line. These products are marketed under the True Temper®, Jackson® Professional Tools, UnionTools®, Garant® and Razor-Back® Professional Tools brand names.

•	Pruning: The pruning line is made up of pruners, loppers, shears and other tools sold primarily under the True Temper® brand name.

•	Garden Hose and Storage: ATT offers a wide range of both manufactured and sourced garden hoses and hose reels under the Ames®, NeverLeak® and Jackson® Professional Tools brand names.

Customers

ATT sells products throughout North America, Australia, and Europe through (1) retail centers, including home centers and mass merchandisers, such as Home Depot, Lowe’s Companies, Walmart, Canadian Tire, Rona, Bunnings, and Woodies (2) wholesale chains, including hardware stores and garden centers, such as Ace, Do-It-Best and True Value and (3) industrial distributors, such as Grainger and ORS Nasco.

Home Depot and Lowes are significant customers of ATT. The loss of either of these customers would have a material effect on ATT’s and Griffon’s business.

Product Development

ATT product development efforts focus on both new products and product line extensions. Products are developed through in-house industrial design and engineering staffs, and through relationships with a number of outside product engineering and design firms, to introduce new products timely and cost effectively. Examples of recent new product initiatives include the SnoForce™ combo snow shovel, NeverLeak® hose reel with patent pending aluminum water system, Total Control™ Wheelbarrow with patented handle system, and new Stonecraft™ fiber clay planters providing a heavier, more durable ceramic-like pot.

Sales and Marketing

ATT’s sales organization is structured by distribution channel in the U.S. and by country internationally. In the U.S., a dedicated team of sales professionals is provided for each of the large retail customers. Offices are maintained adjacent to each of the three largest customers’ headquarters, as well as dedicated in-house sales analysts at the corporate office. In addition, sales professionals are assigned to domestic, wholesale and industrial distribution channels. Sales teams located in Canada, Australia, Mexico and Ireland handle sales in each of their respective locations.

Raw Materials and Suppliers

ATT’s primary raw material inputs include resin (primarily polypropylene and high density polyethylene), wood (mainly ash, hickory and poplar logs) and steel (hot rolled and cold rolled). In addition, some key materials and components are purchased, such as metal fork components, wheelbarrow tires, shovel heads and fiberglass handles; most final assembly is completed internally in order to ensure consistent quality. All raw materials used by ATT are generally available from a number of sources.

Competition

The non-powered landscaping product industry is highly competitive and fragmented. Most competitors consist of small, privately-held companies focusing on a single product category. Some competitors such as Fiskars Corporation and Truper Herramientas S.A. de C.U. compete in various tool categories, Suncast Corporation in hose reels and accessories, and Colorite Waterworks and Swan, both Techniplex companies, in garden hoses. In addition, there is competition from imported or sourced products from China, India and other low-cost producing countries, particularly in long handled tools, wheelbarrows, planters, striking tools and pruning tools.

The principal factors by which ATT differentiates itself and provides the best value to customers are innovation, service, quality, performance and reliability with strong brand heritage. ATT’s size, depth and breadth of product offering, category knowledge, R&D investment and service are competitive advantages. Offshore manufacturers lack sufficient product innovation, capacity, lead time and distribution capabilities to service large retailers to compete in highly seasonal, weather related product categories.

Manufacturing & Distribution

ATT has nine operational distribution centers. In the U.S., the largest of these is a 1.2 million square foot facility in Carlisle, Pennsylvania and a 400,000 square foot facility in Reno, Nevada. Finished goods from manufacturing sites are transported to these facilities by an internal fleet, over the road trucking and rail. Additionally, light assembly is performed at the Carlisle, Pennsylvania and Reno, Nevada locations. Distribution centers are maintained in Canada and Ireland and ATT utilizes a third party distribution center in Mexico City, Mexico. ATT has five distribution centers in Australia. ATT has a combination of internal and external, domestic and foreign manufacturing sources from which it produces products for sale in North American, Australian and European markets.

Clopay Building Products

CBP is the largest manufacturer and marketer of residential garage doors, among the largest manufacturers of commercial sectional doors in the United States and recently introduced a complete line of entry door systems uniquely designed to complement its popular residential garage door styles. The majority of CBP’s sales are for home remodeling and renovation, with the balance for the new residential housing and commercial building markets. Sales into the home remodeling market are being driven by the continued aging of the housing stock, existing home sales activity, the trend of improving home appearance, as well as improved energy efficiency. CBP employs approximately 1,300 employees.

The garage door industry has been negatively impacted by the downturn in overall construction activity, particularly the single-family residential housing segment. According to the US census, calendar year 2011 new construction single-family homes starts will decrease by 4%, while the repair and remodel market held at calendar year 2010 spending levels. The commercial segment saw spending drop 6% for the year (according to estimates from McGraw Hill Construction Dodge). According to industry sources, the residential and commercial sectional garage door market for calendar year 2010 was estimated to be $1.5 billion, which was flat compared to the prior year.

Brands

CBP brings nearly 50 years of experience and innovation to the garage door industry. Our strong family of brands includes Clopay®, America’s Favorite Garage Doors®; Holmes Garage Door Company® and IDEAL Door®. Clopay is the only residential garage door brand to hold the Good Housekeeping Seal of Approval.

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

In 2010 CBP launched a complete line of entry door systems uniquely designed to complement it popular residential garage door styles.

Customers

CBP is the principal supplier of residential garage doors throughout North America to Home Depot and Menards. The loss of either of these customers would have a material adverse effect on CBP’s and Griffon’s business. CBP distributes its garage doors directly to customers from its manufacturing facilities and through its distribution centers located throughout the United States and Canada. These distribution centers allow CBP to maintain an inventory of garage doors near installing dealers and provide quick-ship service to retail and professional dealer customers.

Product Development

CBP product development efforts focus on both new products and improvements to existing products. Products are developed through in-house design and engineering staffs. In 2010, CBP introduced a complete line of entry doors systems uniquely designed to complement its popular residential garage door styles.

CBP operates a technical development center where its research engineers work to design, develop and implement new products and technologies and perform durability and performance testing of new and existing products, materials and finishes. CBP continually improves their garage door offerings through these development efforts, focusing on characteristics such as strength, design and energy efficiency. Also at this facility, the process engineering team works to develop new manufacturing processes and production techniques aimed at improving manufacturing efficiencies and ensuring quality made products.

Sales and Marketing

The CBP sales and marketing organization supports our customers, consults on new product development and aggressively markets garage door solutions, with a primary focus on the North American market.

Raw Materials and Suppliers

The principal raw material used in CBP’s manufacturing is galvanized steel. CBP also utilizes certain hardware components, as well as wood and insulated foam. All of these raw materials are generally available from a number of sources.

Competition

The garage door industry is characterized by several large national manufacturers and many smaller regional and local manufacturers. CBP competes on the basis of service, quality, price, brand awareness and product design.

CBP’s brand names are widely recognized in the building products industry. CBP believes that it has earned a reputation among installing dealers, retailers and wholesalers for producing a broad range of innovative, high-quality doors. CBP’s market position and brand recognition are key marketing tools for expanding its customer base, leveraging its distribution network and increasing its market share.

Distribution

CBP distributes its products through a wide range of distribution channels, including installing dealers, retailers and wholesalers. CBP owns and operates a national network of 51 distribution centers. Additionally, products are sold to approximately 2,000 independent professional installing dealers and to major home center retail chains. CBP maintains strong relationships with its installing dealers and believes it is the largest supplier of residential garage doors to the retail and professional installing channels in North America.

Manufacturing

CBP currently has manufacturing facilities, in Troy, Ohio and Auburn, Washington.

As part of its cost structure review, in June 2009, Griffon announced plans to consolidate facilities in CBP. These actions were completed in 2011, consistent with the plan. In completing the consolidation plan, CBP incurred total pre-tax exit and restructuring costs approximating $9,031, substantially all of which was cash charges; charges include $1,160 for one-time termination benefits and other personnel costs, $210 for excess facilities and related costs, and $7,661 for other exit costs, primarily in connection with production realignment, and had $10,365 of capital expenditures.

The facility consolidation is part of CBP’s continuing efforts to improve and streamline its manufacturing processes. CBP’s engineering and technological expertise, combined with its capital investment programs, has enabled it to efficiently manufacture products in large volume and meet changing customer needs in a timely manner. CBP uses proprietary manufacturing processes to produce the majority of its products. Certain machinery and equipment are internally modified to achieve manufacturing objectives. These manufacturing facilities produce a broad line of high quality garage doors for distribution to professional installer, retail and wholesale channels.

Telephonics Corporation

Telephonics specializes in advanced electronic information and communication systems for defense, aerospace, civil, industrial, and commercial applications for the United States (“U.S.”) and international markets. Telephonics designs, develops, manufactures, sells, and provides logistical support for aircraft intercommunication systems, radar, air traffic management, identification friend or foe equipment, Integrated Homeland Security Systems and custom, mixed-signal, application-specific, integrated circuits. Telephonics is also a provider of advanced systems engineering services supporting air and missile defense programs, as well as other threat and situational analysis requirements. Telephonics is a leading supplier of airborne maritime surveillance radar and aircraft intercommunication management systems, the segment’s two largest product lines. In addition to its traditional defense products used predominantly by the U.S. Government and its agencies, Telephonics has adapted its core technologies to products used in international markets in an effort to further increase its presence in both non-defense government and commercial markets.

In 2011, approximately 75% of the segment’s sales were to the U.S. Government and agencies thereof, as a prime or subcontractor, 15% to international customers and 10% to U.S. commercial customers. Telephonics employs approximately 1,300 employees.

Griffon believes that Telephonics’ advanced systems and sub-systems are well-positioned to address the needs of an electronic battlefield with emphasis on providing situational awareness to the warfighters through the retrieval and dissemination of timely data for use by highly mobile ground, air and sea-going forces. Telephonics anticipates that the need for such systems will increase in connection with the increasingly active role that the military is playing in the war on terrorism, both at home and abroad. In recent years, Telephonics has increasingly focused its technologies and core competencies in the growing Homeland Security, Air Traffic Management, and Unmanned Aerial Vehicle (UAV) markets.

Programs and Products

Based on long-established relationships supported by existing contractual arrangements, Telephonics is a first-tier supplier to prime contractors in the defense industry such as Lockheed Martin, Boeing, Northrop Grumman, General Dynamics, BAE Systems, MacDonald Dettwiler, Sierra Nevada Corporation and Sikorsky Aircraft, and is at times prime contractor to the U.S. Department of Defense and the U.S. Department of Homeland Security (“Homeland Security”). The significance of each of these customers to Telephonics’ revenue fluctuates on an annual basis, based on the timing and funding of the Original Equipment Manufacturers (“OEM”) contract award, and the technological scope of the work required to be performed. The significant contraction and consolidation in the U.S. and international defense industry provides opportunities for established first-tier suppliers to capitalize on existing relationships with major prime contractors and play a larger role in defense systems development and procurement, for the foreseeable future.

Telephonics continues to direct resources towards Homeland Security programs. Additionally, Telephonics has completed a contract from the U.S. Customs and Border Protection for mobile surveillance systems as part of Homeland Security’s initiative to protect the U.S. borders, and in 2011 was awarded another contract to provide additional mobile surveillance systems. These programs represent strategic advances for Telephonics by enabling it to expand its core technical expertise into the nascent and growing Homeland Security market. As with many Department of Homeland Security programs, the system specifications, and operational and test requirements are challenging, exacerbated by demanding delivery schedules.

In 2010, Telephonics was selected by Northrop Grumman as the radar supplier for the U.S. Navy’s Firescout MQ-8 program, which is a vertical take-off and landing UAV platform. This strategic win positions Telephonics, with both its radar and communications products, as a strong competitor in this growing market segment. Telephonics expects to start recognizing revenue for this project in 2012 and begin shipping in 2013.

As a result of its performance on a prior manufacturing contract with Syracuse Research Corporation, Telephonics received a subcontract award from Sierra Nevada Corporation for both production and support of counter-IED devices which resulted in $44,000, $46,000 and $11,000 in 2011, 2010 and 2009, respectively.

Backlog

The funded backlog for Telephonics was approximately $417,000 at September 30, 2011, compared to $407,000 at September 30, 2010. The increase in backlog is primarily attributable to additional funding received for the MH-60R program, a unique, fully integrated multi-mode radar and identification friend or foe interrogator system. Approximately 83% of the current backlog is expected to be filled during 2012.

Customers

The U.S. Government through its agencies, Lockheed Martin Corporation and the Boeing Company are significant customers of Telephonics. The loss of any one of these customers would have a material adverse effect on Telephonics’ business. Notwithstanding the significance of Lockheed Martin Corporation and the Boeing Company, Telephonics sells to a diverse group of other domestic and international defense industry contractors, as well as others who use Telephonics products for commercial use.

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

Research and Development

In an effort to ensure customer satisfaction and loyalty, Telephonics seeks to anticipate the needs of core markets by investing in research and development (“R&D”) to provide solutions well in advance of its competitors. Telephonics continually updates its core technologies through internally funded R&D while coordinating with its customers at the earliest stages of new program development. The selection of R&D projects is based on available opportunities in the marketplace, as well as input from Telephonics’ customers. Telephonics is a technological leader in its core markets and intends to pursue new growth opportunities by leveraging its systems design and engineering capabilities and incumbent position on key platforms.

In addition to products for defense programs, Telephonics technology is also used in commercial applications such as airborne weather, search and rescue radar, and air traffic management systems. Telephonics’ reputation for innovative product design and engineering capabilities, especially in the areas of voice and data communications, radio frequency design, digital signal processing, networking systems, inverse synthetic aperture radar and analog, digital and mixed-signal integrated circuits, will continue to enhance its ability to secure, retain and expand its participation in defense programs and commercial opportunities.

Telephonics often designs its products to exceed customers’ minimum specifications, providing its customers with greater performance, flexibility, and value. Telephonics believes that early participation and communication with its customers in the requirements definition stages of new program development increases the likelihood that its products will be selected and integrated as part of a total system solution.

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

Manufacturing Facilities

Telephonics’ facilities are principally located in the United States, primarily in New York, with one facility in Sweden. In 2010, Telephonics added an additional New York facility to provide increased manufacturing capacity, as well as a state-of-the-art Air Traffic Management high-tech development laboratory and demonstration center. Telephonics also established its Technical Support Services Center in Elizabeth City, North Carolina which supports aircraft integration and upgrade activities, in addition to providing support services to customers.

Clopay Plastic Products

Plastics produces and develops specialty plastic films and laminates for a variety of hygienic, health care and industrial uses in the United States and certain international markets. Products include thin gauge embossed and printed films, elastomeric films, laminates of film and non-woven fabrics, and perforated films and non-wovens. These products are used as moisture barriers in disposable infant diapers, adult incontinence products and feminine hygiene products, protective barriers in single-use surgical and industrial gowns, drapes and equipment covers, fluid transfer/distribution layers in absorbent products, components to enhance comfort and fit in infant diaper and adult incontinence products, packaging for hygienic products, house wrap and other products. Plastics’ products are sold through a direct sales force, primarily to multinational consumer and medical products companies. Plastics employs approximately 1,500employees.

The markets in which Plastics participates have been affected by several key trends over the past five years. These trends include the increased use of disposable products in developing countries and favorable demographics, including increasing immigration in major global economies. Other trends representing significant opportunities include the continued demand for innovative products such as cloth-like, breathable, laminated and printed products, and large consumer products companies’ need for global supply partners. Notwithstanding the positive trends affecting the industry, product design changes by the customer can change the products manufactured by Plastics and the associated demand.

Plastics believes that its business development activities targeting major multinational and regional producers of hygiene, healthcare and related products and its investments in its technology development capability and capacity increases will lead to additional sales of new and related products.

Products

Plastics’ specialty plastic film is a thin-gauge film engineered to provide certain performance characteristics and manufactured from polymer resins. A laminate is the combination of a plastic film and a woven or non-woven fabric. These products are produced using both cast and blown extrusion and various laminating processes. High speed, multi-color custom printing of films, customized embossing patterns, and proprietary perforation technology further differentiate the products. Specialty plastic film products typically provide a unique combination of performance characteristics, such as breathability, barrier properties, fluid flow management, elastic properties, process ability and aesthetic appeal, that meet specific, proprietary customer needs.

Customers

Plastics’ largest customer is Procter & Gamble, Co. (“P&G”), which has accounted for approximately 50% of its revenue over the last five years. The loss of this customer would have a material adverse effect on the Plastics business. Notwithstanding the significance of P&G, Plastics sells to a diverse group of other leading consumer, health care and industrial companies.

Product Development

Plastics is an industry leader in the research, design and development of specialty plastic film and laminate products. Plastics operates a technical center where polymer chemists, scientists and engineers work independently and in partnerships with customers to develop new technologies, products, processes and product applications.

Plastics’ R&D efforts have resulted in many inventions covering embossing patterns, improved processing methods, product formulations, product applications and other proprietary technology. Products developed include microporous breathable films and cost-effective printed films and laminates. Microporous breathability provides for moisture vapor transmission and airflow while maintaining barrier properties resulting in improved comfort and skin care. Elastic laminates provide the user with improved comfort and fit. Printed films and laminates provide consumers preferred aesthetics, such as softness and visual appeal. Perforated films and non-wovens provide engineered fluid transfer with unique softness and aesthetics. Plastics holds a number of patents for its specialty film and laminate products and related manufacturing processes. While patents play a significant role, Plastics believes that its proprietary know-how and the knowledge, ability and experience of its employees are more significant to it long-term success.

Sales and Marketing

Plastics sells its products primarily in North America, Europe, and South and Central America with additional sales in Asia Pacific. Plastics utilizes an internal direct sales force, with Plastics’ senior management actively participating in developing and maintaining close contacts with customers.

Plastics seeks to expand its market presence by providing innovative products and services to major international consumer products companies. Specifically, Plastics believes that it can continue to increase its North American sales and expand internationally through ongoing product development and enhancement, and by marketing its technologically-advanced films, laminates and printed films for use in all of its markets. Operations in Germany, Brazil and most recently China and Turkey, provide a strong platform for additional sales growth in international markets.

Raw Materials and Suppliers

Plastic resins, such as polyethylene and polypropylene, and non-woven fabrics are the basic raw materials used in the manufacture of substantially all Plastics’ products. The price of resin has fluctuated dramatically over the past five years primarily due to volatility in oil prices and producer capacity. Resins are purchased in pellet form from several suppliers. Sources for raw materials are believed to be adequate for current and anticipated needs.

Competition

Plastics has a number of competitors, some of which are larger, in the specialty plastic films and laminates market. Plastics competes on quality, service and price using its technical expertise, product development capabilities and broad international footprint to enhance its market position, build and maintain long-term customer relationships and meet changing customer needs.

Manufacturing

Specialty plastic film and laminate products are manufactured using high-speed equipment designed to meet stringent tolerances. The manufacturing process consists of melting a mixture of polymer resins and additives, and forcing this mixture through a die and rollers to produce thin films. Laminates of films and non-wovens are manufactured by a variety of techniques to meet customer needs. In addition, films and laminates can be printed.

Plastics’ U.S. manufacturing facilities are in Augusta, Kentucky and Nashville, Tennessee from which it sells plastic films throughout the United States and various parts of the world.

Plastics has two manufacturing facilities in Germany from which it sells plastic films throughout Europe and the Middle East. Plastics also has operations in Brazil, China and Turkey, which manufacture plastic hygienic and specialty films. Plastics’ international operations provide a platform to broaden participation in Europe, the Middle East, South America and Asia and strengthen Plastics’ position as a global supplier.

Griffon Corporation

Employees

Griffon and its subsidiaries employ approximately 5,900 people located primarily throughout the U.S., Canada, Europe, Brazil, Australia, China and Mexico. Approximately 528 of these employees are covered by collective bargaining agreements in the U.S., primarily with an affiliate of the American Federation of Labor and Congress of Industrial Organizations (“AFL-CIO”), United Brotherhood of Carpenters and Joiners of America (“UBCJA”), International Brotherhood of Teamsters (“IBT”) and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy Allied Industrial and Service Workers International Union. Additionally, approximately 200 employees in Canada are represented by the Trade Union Advisory Committee. Griffon believes its relationships with its employees are satisfactory.

Regulation

Griffon’s operations are subject to various environmental, health, and employee safety laws and regulations. Griffon believes that it is in material compliance with these laws and regulations. Historically, compliance with environmental laws has not materially affected, and is not expected to materially affect, Griffon’s capital expenditures, earnings or competitive position in the future. Nevertheless, Griffon cannot guarantee that, in the future, it will not incur additional costs for compliance or that such costs will not be material.

Telephonics, which sells directly and indirectly to the U.S. government, is subject to certain regulations, laws and standards set by the U.S. government. Additionally, Telephonics is subject to routine audits and investigations by U.S. Government Agencies such as the Defense Contract Audit Agency and other Inspectors General. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. These agencies also review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s management, purchasing, property, estimating, compensation, and accounting and information systems.

Customers

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. For the 2011:

a.	The U.S. Government and its agencies, through either prime or subcontractor relationships, represented 19% of Griffon’s consolidated revenue and 75% of Telephonics revenue.
b.	P&G represented 14% of Griffon’s consolidated revenue and 49% of Plastics revenue.
c.	Home Depot represented 12% of Griffon’s consolidated revenue and 25% of HBP revenue.

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

Seasonality

Prior to the acquisition of ATT, Griffon’s revenue and income have been lowest in our second quarter ending March 31 and highest in our fourth quarter ending September 30, primarily due to the seasonality of CBP’s business, which is driven by residential renovation and construction during warm weather, and which is generally at reduced levels during the winter months. Because a high percentage of CBP’s manufacturing overhead and operating expenses are relatively fixed throughout the year, operating margins have historically been lower in those quarters with lower revenue.

With the inclusion of ATT’s operating results, our first and fourth quarters are expected to be Griffon’s lower revenue and income quarters. ATT’s lawn and garden products are used primarily in the spring and summer; in 2011, 59% of ATT’s sales occurred during the second and third quarters.

Demand for lawn and garden products is influenced by weather, particularly weekend weather during the peak gardening season. ATT’s sales volumes could be adversely affected by certain weather patterns such as unseasonably cool or warm temperatures, hurricanes, water shortages or floods. In addition, lack of snow or lower than average snowfall during the winter season may also result in reduced sales of certain ATT products, such as snow shovels and other snow tools. As a result, ATT’s results of operations, financial results and cash flows could be adversely impacted.

Financial Information About Geographic Areas

Segment and operating results are included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For geographic financial information, see the Business Segment footnote in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.

Griffon’s non-U.S. businesses are primarily in Germany, Canada, Brazil, Mexico, Australia and Sweden.

Research and Development

Griffon’s companies are encouraged to improve existing products as well as develop new products to satisfy customer needs; expand revenue opportunities; maintain or extend competitive advantages; increase market share and reduce production costs. R&D costs, not recoverable under contractual arrangements, are charged to expense as incurred. R&D costs for Griffon were $23,900 in 2011, $21,400 in 2010 and $17,800 in 2009.

Intellectual Property

Griffon follows a practice of actively protecting and enforcing its proprietary rights in the U.S. and throughout the world where Griffon’s products are sold.

Trademarks are of significant importance to Griffon’s HBP business. Principal global and regional trademarks include Clopay®, Ideal Door®, Holmes®, Ames®, True Temper®, Ames True Temper®, Garant®, Hound Dog®, Westmix and Dynamic Design™, UnionTools®, Razor-Back® Professional Tools and Jackson® Professional Tools. The Clopay® trademark is also used by our Plastics business. The HBP business has over 490 trademarks and over 85 pending trademark applications. Griffon’s rights in these trademarks endure for as long as they are used and registered.

Patents are significant to Plastics. Technology evolves rapidly in the plastics business, and Plastics’ customers are constantly striving to offer products with innovative features at a competitive price to the end consumer. As a result, Plastics is constantly seeking to offer new and innovative products to its customers. Plastics has approximately 27 patents in the U.S., and approximately 162 corresponding foreign patents, primarily covering breathable and elastic polymer films and laminates and various methods and machinery for producing these materials. Patents are also important to our HBP segment. ATT protects its designs and product innovation through the use of patents, and currently has 229 issued patents and 47 pending patent applications in the United States, as well as 110 and 68 corresponding foreign patents and patent applications, respectively. Clopay Building Products has 28 patents in the United States, and over 32 corresponding foreign patents, primarily related to garage door system components. Design patents are generally valid for fourteen years, and utility patents are generally valid for twenty years. Our various patents are in different stages of their useful life.

In the government and defense business, formal intellectual property rights are of limited value. Therefore, our Telephonics business tends to hold most of its important intellectual property as trade secrets, which it protects through the use of contract terms and carefully restricting access to its technology.

Executive Officers of the Registrant

The following is a current list of Griffon’s executive officers:

Name	Age	Positions Held and Prior Business Experience

Ronald J. Kramer	53

President since February 2009, Chief Executive Officer since April 2008, director since 1993 and Vice Chairman of the Board since November 2003. From 2002 through March 2008, President and a director of Wynn Resorts, Ltd., a developer, owner and operator of hotel and casino resorts. From 1999 to 2001, Managing Director at Dresdner Kleinwort Wasserstein, an investment banking firm, and its predecessor Wasserstein Perella & Co. Member of the Board of Directors of Leap Wireless International, Inc. (NASDAQ: LEAP), a wireless communications company. Formerly on the boards of directors of Monster Worldwide, Inc. (NYSE: MWW), Sapphire Industrials Corporation (AMEX: FYR), Lakes Entertainment, Inc. (NASDAQ: LACO), Republic Property Trust (formerly NYSE: RPB) and New Valley Corporation (NASDAQ: NVAL). Mr. Kramer is the son-in-law of Harvey R. Blau, Griffon’s Chairman of the Board.

Douglas J. Wetmore	54

Executive Vice President and Chief Financial Officer since September 2009. From April 1998 to July 2008, Senior Vice President and Chief Financial Officer of International Flavors & Fragrances Inc. (“IFF”), a creator of flavors and fragrances used in a variety of consumer products (NYSE: IFF). From October 2007 to July 2008, Treasurer of IFF. From 1991 to 1998, Corporate Controller of IFF. Prior to IFF, Price Waterhouse for 12 years.

Patrick L. Alesia	63

Chief Administrative Officer since September 2009, appointed Senior Vice President in May 2010, Vice President since 1990, Treasurer from 1979 to 2010, Ethics Officer since 2005, Secretary from 2005 to 2010. Served as Chief Financial Officer from November 2007 to September 2009.

Seth L. Kaplan	42

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

Item 1A.	Risk Factors

Griffon’s business, financial condition, operating results and cash flows can be impacted by a number of factors which could cause Griffon’s actual results to vary materially from recent or anticipated future results. The risk factors discussed in this section should be carefully considered with all of the information in this Annual Report on Form 10-K. These risk factors should not be considered the only risk factors facing Griffon. Additional risks and uncertainties not presently known or that are currently deemed immaterial may also materially impact Griffon’s business, financial condition, operating results and cash flows in the future.

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

Current worldwide economic uncertainty and market volatility could adversely affect Griffon’s businesses.

The current worldwide economic uncertainty, market volatility and credit crisis will continue to have an adverse effect on Griffon during 2012, particularly in HBP, which is substantially linked to the U.S. housing market and the U.S. economy, in general. Also, purchases of ATT products are discretionary for consumers and consumers are generally more willing to purchase products during periods in which favorable macroeconomic conditions prevail. Additionally, the current condition of the credit markets could impact Griffon’s ability to refinance expiring debt, obtain additional credit for investments in current businesses or for acquisitions, with favorable terms, or there may be no financing available. Griffon is also exposed to basic economic risks including a decrease in the demand for the products and services offered or a higher risk of default on its receivables.

Adverse trends in the housing sector and in general economic conditions will directly impact Griffon’s business.

HBP’s business is influenced by market conditions for new home construction and renovation of existing homes. For the year ended September 30, 2011, approximately 46% of Griffon’s consolidated revenue was derived from the HBP segment, which is heavily dependent on new home construction and renovation of existing homes. The strength of the U.S. economy, the age of existing home stock, job growth, interest rates, consumer confidence and the availability of consumer credit, as well as demographic factors such as the migration into the United States and migration of the population within the United States also have an effect on HBP. In that respect, the significant downturn in the housing market has had an adverse effect on the operating results of HBP and this effect is likely to continue in 2012, particularly to its CBP business.

Griffon operates in highly competitive industries and may be unable to compete effectively.

Griffon’s operating companies face intense competition in each of the markets served. There are a number of competitors, some of which are larger and have greater resources than Griffon’s operating companies. Griffon competes primarily on the basis of competitive prices, technical expertise, product differentiation, and quality of products and services. There can be no assurance that Griffon will not encounter increased competition in the future, which could have a material adverse effect on Griffon’s financial results.

The loss of large customers can harm financial results.

A small number of customers account for, and are expected to continue to account for, a substantial portion of consolidated revenue. Approximately 14% of consolidated revenue and 49% of the Plastics segment revenue for the year ended September 30, 2011 was generated from P&G, the largest customer in the Plastics segment. Home Depot, Lowes and Menards are significant customers of HBP with Home Depot accounting for approximately 12% of consolidated revenue and 25% of the HBP segment revenue for the year ended September 30, 2011. The U.S. Government and its agencies, Lockheed Martin Corporation and the Boeing Company, are significant customers of Telephonics. Future operating results will continue to substantially depend on the success of Griffon’s largest customers, as well as Griffon’s relationship with them. Orders from these customers are subject to fluctuation and may be reduced materially due to changes in these customers’ needs. Any reduction or delay in sales of products to one or more of these customers could significantly reduce Griffon’s revenue. Griffon’s operating results will also depend on successfully developing relationships with additional key customers. Griffon cannot assure that Griffon’s largest customers will be retained or that additional key customers will be recruited. Also, HBP extends credit to its customers, which exposes it to credit risk. Their largest customer accounted for approximately 24% and 10% of HBP’s and Griffon’s net accounts receivable as of September 30, 2011, respectively. If this customer were to become insolvent or otherwise unable to pay its debts, the financial condition, results of operations and cash flows of the HBP segment would be adversely affected.

Reliance on third party suppliers and manufacturers may impair ability to meet ATT’s customer demands.

ATT relies on a limited number of domestic and foreign companies to supply components and manufacture certain of its products. The percentage of ATT’s products sourced, based on revenue, approximated 23% in 2011. Reliance on third party suppliers and manufacturers may reduce control over the timing of deliveries and quality of ATT’s products. Reduced product quality or failure to deliver products quickly may jeopardize relationships with certain of ATT’s key customers. In addition, reliance on third party suppliers or manufacturers may result in failure to meet ATT’s customer demands. Continued turbulence in the worldwide economy may affect the liquidity and financial condition of ATT’s suppliers. Should any of these parties fail to manufacture sufficient supply, go out of business or discontinue a particular component, alternative suppliers may not be found in a timely manner, if at all. Such events could impact ATT’s ability to fill orders, which would have a material adverse effect on customer relationships.

If Griffon is unable to obtain raw materials for products at favorable prices it could adversely impact operating performance.

HBP’s and Plastics’ suppliers primarily provide resin, wood and steel. Assurance cannot be provided that these segments may not experience shortages of raw materials or components for products or be forced to seek alternative sources of supply. If temporary shortages due to disruptions in supply caused by weather, transportation, production delays or other factors require raw materials to be secured from sources other than current suppliers, the terms may not be as favorable as current terms or material may not be available at all. In recent years, HBP and Plastics have experienced price increases in steel and plastic resins.

While most key raw materials used in Griffon’s businesses are generally available from numerous sources, raw materials are subject to price fluctuations. Because raw materials in the aggregate constitute a significant component of the cost of goods sold, price fluctuations could have a material adverse effect on Griffon’s results of operations. Griffon’s ability to pass raw material price increases to customers is limited due to supply arrangements and competitive pricing pressure, and there is generally a time lag between increased raw material costs and implementation of corresponding price increases for Griffon’s products. In particular, sharp increases in raw material prices are more difficult to pass through to customers and may negatively affect short-term financial performance.

ATT is subject to risks associated with sourcing from Asia.

A substantial amount of ATT’s finished goods sourcing is done through supply agreements with China based vendors. China does not have a well-developed, consolidated body of laws governing agreements with international customers. Enforcement of existing laws or contracts based on existing law may be uncertain and sporadic, and it may be difficult to obtain swift and equitable enforcement or to obtain enforcement of a judgment by a court of another jurisdiction. The relative inexperience of China’s judiciary in many cases creates additional uncertainty as to the outcome of any litigation. In addition, interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes. Products entering from China may be subject to import quotas, import duties and other restrictions. Any inability to import these products into the U.S. and any tariffs that may be levied with respect to these products may have a material adverse result on ATT’s business and results of operations, financial position and cash flows.

Griffon’s businesses are subject to seasonal variations and the impact of uncertain weather patterns.

Prior to the acquisition of ATT, Griffon’s revenue and income had been lowest in our second quarter ending March 31 and highest in our fourth quarter ending September 30, primarily due to the seasonality of CBP’s business, which is driven by residential renovation and construction, and which is generally at reduced levels during the winter months and at its highest levels during warm weather. Because a high percentage of CBP’s manufacturing overhead and operating expenses are relatively fixed throughout the year, operating margins have historically been lower in those quarters with lower revenue.

With the inclusion of ATT’s operating results, which started on October 1, 2010, our first and fourth quarters are expected to be Griffon’s lower revenue and income quarters. ATT’s lawn and garden products are used primarily in the spring and summer; in 2011, 59% of ATT’s sales occurred during the second and third fiscal quarters.

Demand for lawn and garden products is influenced by weather, particularly weekend weather during the peak gardening season. ATT’s sales volumes could be adversely affected by certain weather patterns such as unseasonably cool or warm temperatures, hurricanes, water shortages or floods. In addition, lack of snow or lower than average snowfall during the winter season may also result in reduced sales of certain ATT products, such as snow shovels and other snow tools. As a result, ATT’s results of operations, financial results and cash flows could be adversely impacted.

Further consolidation in the retail industry may adversely affect profitability.

Home centers and mass merchandisers have consolidated and increased in scale. If this trend continues, customers will likely seek more favorable terms for their purchases of products, which will limit Griffon’s ability to pass through raw material or other cost increases, or to raise prices for any reason. Sales on terms less favorable than current terms could have a material adverse effect on profitability.

Unionized employees could strike or participate in a work stoppage.

Griffon employs approximately 5,900 people on a full-time basis, approximately 9% of whom are covered by collective bargaining or similar labor agreements (all in the Telephonics and ATT businesses). If unionized employees engage in a strike or other work stoppage, or if Griffon is unable to negotiate acceptable extensions of agreements with labor unions, a significant disruption of operations and increased operating costs could occur. In addition, any renegotiation or renewal of labor agreements could result in higher wages or benefits paid to unionized employees, which could increase operating costs and could have a material adverse effect on profitability.

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

Trends in the baby diaper market will directly impact Griffon’s business.

Recent trends have been for baby diaper manufacturers to specify thinner plastic films for use in their products which reduces the amount of product sold and Plastics’ revenue; this trend has generally resulted in Plastics incurring costs to redesign and reengineer products to accommodate required specification changes. Such decreases, or the inability to meet changing customer specifications, could result in a material decline in Plastics revenue and profits.

Telephonics’ business depends heavily upon government contracts and, therefore, the defense budget.

Telephonics sells products to the U.S. government and its agencies both directly and indirectly as a first-tier supplier to prime contractors in the defense industry such as Boeing, Lockheed Martin, Sikorsky and Northrop Grumman. In the year ended September 30, 2011, U.S. government contracts and subcontracts accounted for approximately 19% of Griffon’s consolidated revenue. Contracts involving the U.S. government may include various risks, including:

•	Termination for convenience by the government;
•	Reduction or modification in the event of changes in the government’s requirements or budgetary constraints;
•

Increased or unexpected costs, causing losses or reduced profits under contracts where Telephonics’ prices are fixed, or determinations that certain costs are not allowable under particular government contracts;

•	The failure or inability of the prime contractor to perform its contract in circumstances where Telephonics is a subcontractor;
•

Failure to observe and comply with government business practice and procurement regulations such that Telephonics could be suspended or barred from bidding on or receiving awards of new government contracts;

•	The failure of the government to exercise options for additional work provided for in contracts; and
•	The government’s right, in certain circumstances, to freely use technology developed under these contracts.

All of Telephonics’ U.S. Government end-user contracts contain a termination for convenience clause, regardless if Telephonics is the prime contractor or the subcontractor. This clause generally entitles Telephonics, upon a termination for convenience, to receive the purchase price for delivered items, reimbursement of allowable work-in-process costs, and an allowance for profit. Allowable costs would include the costs to terminate existing agreements with suppliers.

The programs in which Telephonics participates may extend for several years, but are normally funded on an incremental basis. Decreases in the U.S. defense budget, in particular with respect to programs to which Telephonics supplies materials, could have a material adverse impact on Telephonics financial conditions, results of operations and cash flows. The U.S. government may not continue to fund programs to which Telephonics’ development projects apply. Even if funding is continued, Telephonics may fail to compete successfully to obtain funding pursuant to such programs.

If the U.S. government does not complete the budget process before the end of its fiscal year, then government procurement operations are typically funded through a continuing resolution that enables agencies of the U.S. Government to continue to operate, but does not authorize new spending initiatives. When the U.S. Government operates under a continuing resolution, delays can occur in the procurement of products and services. Delays in procurement awards may affect the timing of revenue recognition between fiscal periods.

Telephonics’ business could be adversely affected by a negative audit by the U.S. Government

As a government contractor, and a subcontractor to government contractors, Telephonics is subject to audits and investigations by U.S. Government Agencies such as the Defense Contract Audit Agency, other Inspectors General and the Department of Justice. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. These agencies also review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s management, purchasing, property, estimating, compensation, and accounting and information systems. Any costs found to be misclassified or improperly allocated to a specific contract will not be reimbursed or must be refunded if already billed and collected. Griffon could incur significant expenses in complying with audits and subpoenas issued by the government in aid of inquiries and investigations. If an audit or an investigation uncovers improper or illegal activities, Telephonics may be subject to civil and criminal penalties and/or administrative sanctions, which could include contract termination, forfeiture of profit, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government. In addition, if allegations of impropriety are made, Telephonics and Griffon could suffer serious reputational harm.

Many of our contracts contain performance obligations that require innovative design capabilities, are technologically complex, or are dependent upon factors not wholly within our control. Failure to meet these obligations could adversely affect customer relations, future business opportunities, and our overall profitability.

Our Telephonics segment designs, develops and manufactures advanced and innovative surveillance and communication products for a broad range of applications for use in varying environments. As with many of our programs, the system specifications, operational requirements and test requirements are challenging, exacerbated by the need for quick delivery schedules. Technical problems encountered and delays in the development or delivery of such products could prevent us from meeting contractual obligations, which could subject us to termination for default. Under a termination for default, the company is entitled to negotiate payment for undelivered work if the Government requests the transfer of title and delivery of partially completed supplies and materials. Conversely, if the Government does not make this request, there is no obligation to reimburse the company for its costs incurred. We may also be subject to the repayment of advance and progress payments, if any. Additionally, the company may be liable to the Government for any of its excess costs incurred in acquiring supplies and services similar to those terminated for default, and for other damages. Should any of the foregoing events occur, it could result in a material adverse effect on our financial position.

Griffon’s companies must continually improve existing products, design and sell new products and invest in research and development in order to compete effectively.

The markets for Plastics and Telephonics are characterized by rapid technological change, evolving industry standards and continuous improvements in products. Due to constant changes in these markets, future success depends on their ability to develop new technologies, products, processes and product applications.

Product and technological developments are accomplished both through internally-funded R&D projects, as well as through strategic partnerships with customers. Because it is not generally possible to predict the amount of time required and costs involved in achieving certain R&D objectives, actual development costs may exceed budgeted amounts and estimated product development schedules may be extended. Griffon’s financial condition and results of operations may be materially and adversely affected if:

•	Product improvements are not completed on a timely basis;
•	New products are not introduced on a timely basis or do not achieve sufficient market penetration;
•	There are budget overruns or delays in research and development efforts; or
•	New products experience reliability or quality problems.

Griffon may be unable to implement its acquisition growth strategy, which may result in added expenses without a commensurate increase in revenue and income and divert management’s attention.

Making strategic acquisitions is a significant part of Griffon’s growth plans. The ability to successfully complete acquisitions depends on identifying and acquiring, on acceptable terms, companies that either complement or enhance currently held businesses or expand Griffon into new profitable businesses. Additionally, Griffon must properly integrate acquired businesses in order to maximize profitability. The competition for acquisition candidates is intense and Griffon cannot assure that it will successfully identify acquisition candidates and complete acquisitions at reasonable purchase prices, in a timely manner or at all. Further, there is a risk that acquisitions will not be properly integrated into Griffon’s existing structure. In implementing an acquisition growth strategy, the following may be encountered:

•	Costs associated with incomplete or poorly implemented acquisitions;
•	Expenses, delays and difficulties of integrating acquired companies into Griffon’s existing organization;
•	Dilution of the interest of existing stockholders; or
•	Diversion of management’s attention.

An unsuccessful implementation of Griffon’s acquisition growth strategy could have an adverse impact on Griffon’s results of operations, cash flows and financial condition.

The loss of certain key officers or employees could adversely affect Griffon’s business.

The success of Griffon is materially dependent upon the continued services of certain key officers and employees. The loss of such key personnel could have a material adverse effect on Griffon’s operating results or financial condition.

Griffon is exposed to a variety of risks relating to non-U.S. sales and operations, including non-U.S. economic and political conditions and fluctuations in exchange rates.

Griffon and its companies own properties and conduct operations in Europe, Canada, Australia, Brazil, Mexico, China and Turkey. Sales of products through non-U.S. subsidiaries accounted for approximately 25% of consolidated revenue for the year ended September 30, 2011. These sales could be adversely affected by changes in political and economic conditions, trade protection measures, differing intellectual property rights laws and changes in regulatory requirements that restrict the sales of products or increase costs. Currency fluctuations between the U.S. dollar and the currencies in the non-U.S. regions in which Griffon does business may also have an impact on future reported financial results.

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

Griffon is regularly improving its technology and employing existing technologies in new ways. Though Griffon takes reasonable precautions to ensure it does not infringe on the rights of others, it is possible that Griffon may inadvertently infringe on, or may be accused of infringing on, proprietary rights held by others. If Griffon is found to have infringed on the propriety rights held by others, any related litigation or settlement relating to such infringement may have a material effect on Griffon’s financial statements and financial condition.

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

Griffon’s operations and assets are subject to environmental laws and regulations pertaining to the discharge of materials into the environment, the handling and disposal of wastes, including solid and hazardous wastes, or otherwise relating to health, safety and protection of the environment, in various jurisdictions in which it operates. Griffon does not expect to make any expenditure with respect to ongoing compliance with or remediation under these environmental laws and regulations that would have a material adverse effect on its business, operating results or financial condition. However, the applicable requirements under environmental laws and regulations may change at any time.

Griffon can incur environmental costs related to sites that are no longer owned or operated, as well as third-party sites to which hazardous materials are sent. It cannot be assured that material expenditures or liabilities will not be incurred in connection with such claims. See the Commitment and Contingencies footnote in the Notes to Consolidated Financial Statements for further information on environmental contingencies. Based on facts presently known, the outcome of current environmental matters are not expected to have a material adverse effect on Griffon’s results of operations and financial condition. However, presently unknown environmental conditions, changes in environmental laws and regulations or other unanticipated events may give rise to claims that may involve material expenditures or liabilities.

Changes in income tax laws and regulations or exposure to additional income tax liabilities could adversely affect profitability.

Griffon is subject to Federal, state and local income taxes in the U.S. and in various taxing jurisdictions outside the U.S. Tax provisions and liabilities are subject to the allocation of income among various U.S. and international tax jurisdictions. Griffon’s effective tax rate could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in any valuation allowance for deferred tax assets or the amendment or enactment of tax laws. The amount of income taxes paid is subject to audits by U.S. Federal, state and local tax authorities, as well as tax authorities in the taxing jurisdictions outside the U.S. If such audits result in assessments different from recorded income tax liabilities, Griffon’s future financial results may include unfavorable adjustments to its income tax provision.

Compliance with restrictions and covenants in Griffon’s debt agreements may limit its ability to take corporate actions and harm its business.

The senior secured credit agreement entered into by, and the terms of the senior notes issued by, Griffon each contain covenants that restrict the ability of Griffon and its subsidiaries to, among other things, incur additional debt, pay dividends, incur liens and make investments, acquisitions, dispositions, restricted payments and capital expenditures. Under the credit agreement, Griffon is also required to comply with specific financial ratios and tests. Griffon may not be able to comply in the future with these covenants or restrictions as a result of events beyond its control, such as prevailing economic, financial and industry conditions or a change in control of Griffon. If Griffon defaults in maintaining compliance with the covenants and restrictions in its credit agreement or the senior notes, its lenders could declare all of the principal and interest amounts outstanding due and payable and, in the case of the credit agreement, terminate their commitments to extend credit to Griffon in the future. If Griffon or its subsidiaries are unable to secure credit in the future, business could be harmed.

Reported earnings per share may be more volatile because of the conversion contingency provision of the notes.

The outstanding convertible notes are convertible when a “market price” condition is satisfied and also upon the occurrence of other circumstances as more fully described in the Notes Payable, Capitalized Leases and Long-Term Debt footnote in the Notes to Consolidated Financial Statements. Upon conversion, at Griffon’s discretion, note holders will receive $1,000 in cash for each $1,000 principal amount of notes presented for conversion or value in Griffon’s common stock, and Griffon common stock for the value above the principal amount of the notes. The potential shares of Griffon common stock issuable for value above the principal value of the notes are considered in the calculation of diluted earnings per share and volatility in Griffon’s stock price could cause these notes to be dilutive in one quarter and not in a subsequent quarter, increasing the volatility of fully diluted earnings per share.

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

Griffon’s indebtedness and interest expense could limit cash flow and adversely affect operations and Griffon’s ability to make full payment on outstanding debt.

Griffon’s indebtedness poses potential risks such as:

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

The issuance of additional equity securities or securities convertible into equity securities would result in dilution to existing stockholders’ equity interests. Griffon is authorized to issue, without stockholder vote or approval, 3,000,000 shares of preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of Griffon’s common stock. There is no present intention of issuing any such preferred stock, but Griffon reserves the right to do so in the future. In addition, Griffon is authorized to issue, without stockholder approval, up to 85,000,000 shares of common stock, of which approximately 61,750,863 shares, net of treasury shares, were outstanding as of September 30, 2011. Additionally, Griffon is authorized to issue, without stockholder approval, securities convertible into either shares of common stock or preferred stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Griffon occupies approximately 8,400,000 square feet of general office, factory and warehouse space throughout the U.S., Germany, Sweden, Mexico, Canada, Australia, Ireland and Brazil. For a description of the encumbrances on certain of these properties, see the Notes Payable, Capitalized Leases and Long-Term Debt footnote in the Notes to Consolidated Financial Statements. The following table sets forth certain information related to Griffon’s major facilities:

Location	Business Segment	Primary Use	Approx. Square Footage	Owned/ Leased	Lease End Year

New York, NY	Corporate	Headquarters	6,600	Leased	2016
Jericho, NY	Corporate	Office	6,900	Leased	2014
Farmingdale, NY	Telephonics	Manufacturing/R&D	180,000	Owned
Huntington, NY	Telephonics	Manufacturing	94,000	Owned
Huntington, NY	Telephonics	Manufacturing	55,000	Leased	2015
Huntington, NY	Telephonics	Manufacturing	100,000	Leased	2016
Columbia, MD	Telephonics	Manufacturing	25,000	Leased	2013
Stockholm, Sweden	Telephonics	Manufacturing/Engineering	22,000	Leased	2012
Elizabeth City, NC	Telephonics	Repair and Service	22,000	Leased	2039
Mason, OH	Home & Building Products/ Clopay Plastic Products	Office/R&D	131,000	Owned
Aschersleben, Germany	Clopay Plastic Products	Manufacturing	289,000	Owned
Dombuhl, Germany	Clopay Plastic Products	Manufacturing	124,000	Owned
Augusta, KY	Clopay Plastic Products	Manufacturing	275,000	Owned
Nashville, TN	Clopay Plastic Products	Manufacturing	210,000	Owned
Nashville, TN	Clopay Plastic Products	Manufacturing	150,000	Leased	2014
Jundiai, Brazil	Clopay Plastic Products	Manufacturing	88,000	Owned
Troy, OH	Home & Building Products	Manufacturing	867,000	Leased	2021
Russia, OH	Home & Building Products	Manufacturing	339,000	Owned
Auburn, WA	Home & Building Products	Manufacturing	123,000	Leased	2013
Carlisle, PA	Home & Building Products	Manufacturing, Distribution	1,227,000	Leased	2020
Reno, NV	Home & Building Products	Manufacturing, Distribution	400,000	Leased	2017
Camp Hill, PA	Home & Building Products	Office, Manufacturing	380,000	Leased	2020
Harrisburg, PA	Home & Building Products	Manufacturing	264,000	Owned
St. Francois, Quebec	Home & Building Products	Manufacturing, Distribution	353,000	Owned
Bernie, MO	Home & Building Products	Manufacturing	95,000	Owned
Lewistown, PA	Home & Building Products	Manufacturing	124,000	Leased	2015
Cork, Ireland	Home & Building Products	Manufacturing, Distribution	74,000	Owned
Victoria, Australia	Home & Building Products	Distribution	32,000	Leased	2016
New South Wales, Australia	Home & Building Products	Distribution	24,000	Leased	2013
South, Australia	Home & Building Products	Distribution	13,000	Leased	2012
Queensland, Australia	Home & Building Products	Distribution	17,000	Leased	2012
Western, Australia	Home & Building Products	Distribution	22,000	Leased	2015

Griffon also leases approximately 1,200,000 square feet of space for the CBP distribution centers in numerous facilities throughout the United States and in Canada. In addition, Griffon owns 200,000 square feet of space for the ATT wood mills in the United States.

All facilities are generally well maintained and suitable for the operations conducted.

Item 3.	Legal Proceedings

Griffon is involved in litigation, investigations and claims arising out of the normal conduct of business, including those relating to commercial transactions, environmental, employment, and health and safety matters. Griffon estimates and accrues liabilities resulting from such matters based on a variety of factors, including the stage of the proceeding; potential settlement value; assessments by internal and external counsel; and assessments by environmental engineers and consultants of potential environmental liabilities and remediation costs. Such estimates are not discounted to reflect the time value of money due to the uncertainty in estimating the timing of the expenditures, which may extend over several years.

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

Griffon’s Common Stock is listed for trading on the New York Stock Exchange under the symbol “GFF”. The following table shows for the periods indicated the quarterly range in the high and low sales prices for Griffon’s Common Stock:

	Fiscal 2011		Fiscal 2010

	Market Prices		Market Prices

	High	Low	High	Low

Fiscal First Quarter ended December 31,	$13.62	$11.56	$12.55	$8.58
Fiscal Second Quarter ended March 31,	13.25	11.05	14.13	11.19
Fiscal Third Quarter ended June 30,	13.43	9.56	15.13	10.26
Fiscal Fourth Quarter ended September 30,	10.42	6.66	14.31	10.32

Dividends

No cash dividends on Common Stock were declared or paid during the five years ended September 30, 2011. The Company periodically evaluates the merits of paying dividends on its Common Stock. On November 17, 2011, the Company declared a $0.02 per share dividend payable on December 27, 2011 to shareholders of record as of November 29, 2011. The Company currently intends to pay dividends each quarter; however, the payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to future dividends.

Holders

As of November 1, 2011, there were approximately 12,800 record holders of Griffon’s Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under Griffon’s equity compensation plans is contained in Part III, Item 12 of this Form 10-K.

Issuer Purchase of Equity Securities

The table below presents shares of Griffon Stock which were acquired by Griffon during the fourth quarter of 2011:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2011	271,060	[1]	$9.91	271,060
August 1 - 31, 2011	1,001,222	[2]	7.88	996,600
September 1 - 30, 2011	739,779	[3]	8.24	739,779

Total	2,012,061		$8.28	2,007,439	$48,690,238	[4]

1.	Shares were purchased by the Griffon Corporation Employee Stock Ownership Plan (the “ESOP”) in open market transactions pursuant to a 10b5-1 repurchase plan, and are solely for use by the ESOP.
2.

Includes (a) 205,000 shares purchased by the ESOP in open market transactions pursuant to a 10b5-1 repurchase plan which are solely for use by the ESOP; (b) 791,600 shares purchased by the Company in open market purchased pursuant to stock buyback plans authorized by the Company’s Board of Directors; and (c) 4,622 shares acquired by the Company from a holder of restricted stock upon vesting of the restricted stock to satisfy tax withholding obligations of the holder.

3.	Shares were purchased by the Company in open market purchases pursuant to share repurchase plans authorized by the Company’s Board of Directors.
4.

As of the beginning of the fourth quarter of fiscal 2011, 1,366,295 shares were authorized for repurchase by the Company pursuant to an authorized stock buyback program; the Company purchased all shares available under this buyback program during the fourth quarter. On August 2, 2011, the Company’s Board of Directors authorized the repurchase of up to an additional $50,000,000 of Griffon common stock; as of September 30, 2011, $48,690,238 remained available for the purchase of Griffon common stock under this program. Purchases by the ESOP were made by drawing borrowings under a loan agreement entered into by the ESOP on August 6, 2010; as of September 30, 2011, no further borrowings were available under this loan agreement.

Performance Graph

The performance graph does not constitute soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any of Griffon’s filings under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language in any such filings, except to the extent Griffon specifically incorporates this performance graph by reference therein.

The following graph sets forth the cumulative total return to Griffon’s stockholders during the five years ended September 30, 2011, as well as an overall stock market (S&P Small Cap 600 Index) and Griffon’s peer group index (Dow Jones U.S. Diversified Industrials Index). Assumes $100 was invested on September 30, 2006, including the reinvestment of dividends, in each category.

Item 6.	Selected Financial Data

	For the Years Ended September 30,

(in thousands, except per share amounts)	2011	2010	2009	2008	2007

Revenue	$1,830,802	$1,293,996	$1,194,050	$1,269,305	$1,365,729

Income (loss) before taxes and discontinued operations	(14,349)	13,812	19,605	(182)	37,249
Provision (benefit) for income taxes	(6,918)	4,308	1,687	2,651	11,764

Income (loss) from continuing operations	(7,431)	9,504	17,918	(2,833)	25,485
Income (loss) from discontinued operations	—	88	790	(40,591)	(6,086)

Net Income (loss)	$(7,431)	$9,592	$18,708	$(43,424)	$19,399

Basic earnings (loss) per share:
Continuing operations	$(0.13)	$0.16	$0.31	$(0.09)	$0.79
Discontinued operations	—	0.00	0.01	(1.24)	(0.19)
Net Income (loss)	(0.13)	0.16	0.32	(1.33)	0.60

Weighted average shares outstanding	58,919	58,974	58,699	32,667	32,405

Diluted earnings (loss) per share:
Continuing operations	$(0.13)	$0.16	$0.30	$(0.09)	$0.76
Discontinued operations	—	0.00	0.01	(1.24)	(0.18)
Net Income (loss)	(0.13)	0.16	0.32	(1.32)	0.58

Weighted average shares outstanding	58,919	59,993	59,002	32,836	33,357

Capital expenditures	$87,617	$40,477	$32,697	$53,116	$29,737
Depreciation and amortization	60,712	40,442	42,346	42,923	39,458
Total assets	1,865,254	1,753,701	1,143,891	1,167,486	959,415

Current portion of debt, net of debt discount	25,164	20,901	78,590	2,258	3,392
Long Term portion of debt, net of debt discount	688,247	503,935	98,394	230,930	229,438

Total debt, net of debt discount	713,411	524,836	176,984	233,188	232,830

Notes:

Due to the acquisition of ATT occurring on September 30, 2010, none of ATT’s 2010 and prior results of operations were included in Griffon’s results. The Griffon consolidated balance sheet at September 30, 2011 and 2010, and related notes thereto, include ATT’s balances at those dates.

2011 includes $26,164 ($16,813, net of tax, or $0.29 per share) of loss on debt extinguishment; $15,152 ($9,849, net of tax, or $0.17 per share) of increased cost of goods sold related to the sale of inventory recorded at fair value in connection with acquisition accounting for ATT; and $7,543 ($4,903, net of tax, or $0.08 per share) of restructuring charges.

2010 includes $9,805 ($7,704, net of tax, or $0.13 per share) of ATT related acquisition costs; $4,180 ($2,717, net of tax, or $0.05 per share) of restructuring charges; and $1,117 ($726, net of tax, or $0.01 per share) of loss on debt extinguishment.

2009 includes a $4,488 ($2,917, net of tax, or $0.05 per share) of gain on debt extinguishment and $1,240 ($806, net of tax, or $0.01 per share) of restructuring charges.

2008 includes a $12,913 ($8,393, net of tax, or $0.26 per share) of goodwill impairment charge that is not deductible for income taxes.

Due to rounding, the sum of earnings per share of Continuing operations and Discontinued operations may not equal earnings per share of Net Income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Unless otherwise indicated, all references to years or year-end refers to the fiscal year ending September 30 and dollars are in thousands, except per share data)

OVERVIEW

The Company

Griffon Corporation (the “Company” or “Griffon”), is a diversified management and holding company that conducts business through wholly-owned subsidiaries. Griffon oversees the operations of its subsidiaries, allocates resources among them and manages their capital structures. Griffon provides direction and assistance to its subsidiaries in connection with acquisition and growth opportunities as well as in connection with divestitures. Griffon to further diversify, also seeks out, evaluates and, when appropriate, will acquire additional businesses that offer potentially attractive returns on capital.

Headquartered in New York, N.Y., the Company was founded in 1959 and is incorporated in Delaware. Griffon is listed on the New York Stock Exchange and trades under the symbol GFF.

Griffon currently conducts its operations through three businesses: Telephonics Corporation (“Telephonics”), Home & Building Products (“HBP”) and Clopay Plastic Products Company (“Plastics”).

•

HBP, which consists of two companies, Ames True Temper, Inc (“ATT”) and Clopay Building Products (“CBP”), accounted for 46% of Griffon’s consolidated revenue in 2011 and, on a pro forma basis giving effect to the acquisition of ATT as if it had occurred on October 1, 2009, accounted for 48% of Griffon’s consolidated revenue in 2010:

-

ATT, acquired on September 30, 2010, is a global provider of non-powered landscaping products that make work easier for homeowners and professionals. Due to the timing of the acquisition, none of ATT’s 2010 and prior results of operations were included in Griffon’s results. ATT’s revenue was 24% of Griffon’s consolidated revenue in 2011. 2010 pro forma revenue was $443,634, or 26% of Griffon’s pro forma 2010 revenue of $1,737,630 (unaudited), giving effect to the acquisition of ATT as if it had occurred on October 1, 2009.

-

CBP is a leading manufacturer and marketer of residential, commercial and industrial garage doors to professional installing dealers and major home center retail chains. CBP’s revenue was 22% of Griffon’s consolidated revenue in 2011, 30% in 2010 and 33% in 2009.

•

Telephonics designs, develops and manufactures high-technology integrated information, communication and sensor system solutions to military and commercial markets worldwide. Telephonics’ revenue was 25% of Griffon’s consolidated revenue in 2011, 34% in 2010 and 32% in 2009.

•

Plastics is an international leader in the development and production of embossed, laminated and printed specialty plastic films used in a variety of hygienic, health-care and industrial applications. Plastics’ revenue was 29% of Griffon’s consolidated revenue in 2011, 36% in 2010 and 35% in 2009.

ATT revenue decreased $8,845, or 2% compared to pro forma prior year driven mainly by volume, primarily lawn tools.

On September 30, 2010, Griffon purchased all of the outstanding stock of ATT Holdings, the parent of ATT, on a cash and debt-free basis, for $542,000 in cash, subject to certain adjustments. ATT is a global provider of non-powered lawn and garden tools, wheelbarrows, and other outdoor work products to the retail and professional markets. ATT’s brands include Ames®, True Temper®, Ames True Temper®, Garant®, Union Tools®, Razor-back®, Jackson®, Hound Dog® and Dynamic DesignTM. ATT’s brands hold the number one or number two market positions in their respective major product categories.

Due to the timing of the acquisition, ATT’s results of operations for 2009 and 2010 are not included in the Griffon consolidated statements of operations or cash flows, or footnotes relating thereto, except where explicitly stated as pro forma results. Griffon’s consolidated balance sheet at September 30, 2010 and related notes thereto include ATT’s balances at that date. All pro forma results are unaudited and, unless otherwise stated, give effect to the ATT acquisition as if it had occurred on October 1, 2009.

On October 17, 2011, Griffon acquired the pots and planters business of Southern Sales & Marketing Group, Inc. for approximately $23,000. The acquired business, which markets its products under the Southern Patio brand name (“Southern Patio”), is a leading designer, manufacturer and marketer of landscape accessories. Southern Patio, which will be integrated with ATT, had revenue exceeding $40,000 in 2011.

In 2011, ATT had $886 in restructuring costs primarily related to termination benefits for administrative related headcount reductions.

CBP revenue increased $15,581, or 4%, compared to the prior year. Results continued to be impacted by the sustained downturn in the residential housing and commercial construction markets. CBP remains committed to retaining its customer base and, where possible, growing market share.

The consolidation of the CBP manufacturing facilities plan, announced in June 2009, was completed in 2011. In completing the consolidation plan, CBP incurred total pre-tax exit and restructuring costs of $9,031, substantially all of which were cash charges; charges include $1,160 for one-time termination benefits and other personnel costs, $210 for excess facilities and related costs, and $7,661 for other exit costs, primarily in connection with production realignment, and had $10,365 of capital expenditures. The restructuring costs were $3,611 in 2011, $4,180 in 2010 and $1,240 in 2009.

Telephonics revenue increased $20,837, or 5%, compared to the prior year. In 2011, Telephonics was awarded significant contracts with awards totaling $465,000. Telephonics backlog at September 30, 2011 was $417,000, approximately 83% of which is expected to be fulfilled in 2012.

Telephonics recognized $3,046 of restructuring charges in 2011 related to a voluntary early retirement plan and other restructuring costs, reducing headcount by 75.

Plastics’ revenue increased $65,599, or 14%, from the prior year due to higher unit volumes in North America and Europe, the translation of European results into a weaker U.S. dollar and resin price pass through; however, segment operating profit decreased $7,161, or 35%, driven by higher than anticipated start up costs in both Germany and Brazil, related to expanding capacity and product offerings to meet increased customer demand. Over the past several years, the segment has successfully diversified its customer portfolio.

CONSOLIDATED RESULTS OF OPERATIONS

2011 Compared to 2010

Revenue for the year ended September 30, 2011 was $1,830,802, compared to $1,293,996 in the prior year; the increase was due to the inclusion of ATT’s revenue as well as higher revenue at CBP, Telephonics and Plastics. On a pro forma basis, as if ATT was purchased on October 1, 2009, current year revenue increased $93,172 in comparison to 2010. Gross profit for the year was $393,461 compared to $288,304 in 2010 with gross margin as a percent of sales (“gross margin”) of 21.5% and 22.3%, respectively. Operating results for 2011 include $15,152 of costs of goods related to the sale of inventory recorded at fair value in connection with the ATT acquisition accounting; excluding this amount, 2011 gross profit was $408,613 with a gross margin of 22.3%. On a pro forma basis, as if ATT was purchased on October 1, 2009, 2010 gross profit was $434,053 and gross margin was 25.0%.

Selling, General and Administrative (“SG&A”) expenses increased $68,966 to $330,369 in 2011 from $261,403 in 2010 due to the inclusion of ATT’s expenses, and in support of the increased level of sales. In 2010, SG&A expenses included $9,805 of costs related to the ATT acquisition; there were $446 of such costs incurred in 2011. SG&A expenses as a percent of revenue for 2011 decreased to 18.0% from 20.2% in 2010; excluding the ATT related acquisition expenses, SG&A as a percent of revenue was 19.4% in 2010. On a pro forma basis, as if ATT was purchased on October 1, 2009, SG&A expenses were $358,607 for 2010 and as a percent of pro forma revenue for 2010 were 20.6%. The pro forma 2010 SG&A expenses included $21,075 of costs related to the sale of ATT to Griffon and other costs relating to ATT’s prior ownership, excluding these costs, SG&A expenses were $337,532, or 19.4% of pro forma revenue.

Interest expense in 2011 increased by $35,524 compared to the prior year, primarily as a result of the debt incurred as a result of the ATT acquisition.

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

During 2011, in connection with the termination of the Term Loan, ABL and Telephonics credit agreement (“TCA”), Griffon recorded a $26,164 loss on extinguishment of debt consisting of $21,617 of deferred financing charges and original issuer discounts, a call premium of $3,703 on the Term Loan, and $844 of swap and other breakage costs. During 2010, Griffon recorded a $1,117 loss on extinguishment of debt resulting from the write-off of unamortized financing costs associated with the existing ABL facility terminated upon the ATT acquisition.

Other income of $3,714 in 2011 and $4,121 in 2010 consists primarily of currency exchange transaction gains and losses from receivables and payables held in non functional currencies, and from net gains on investments.

Griffon’s effective tax rate for continuing operations for 2011 was a benefit of 48.2% compared to a 31.2% provision in the prior year. The 2011 rate reflected net discrete benefits of $4,570 primarily from tax planning related to unremitted foreign earnings. The 2010 rate reflected net discrete tax benefits of $2,307 primarily from the resolution of foreign and domestic income tax audits. Excluding the discrete tax items from both years, the 2011 tax benefit rate would have been 16.4% and the 2010 tax provision rate would have been 47.9%. The 2011 rate was also impacted $1,257 from increased tax reserves and the impact of permanent differences, and the 2010 rate was impacted $1,330 from permanent book to tax adjustments including non-deductible transaction costs of $3,800 related to the ATT acquisition. Excluding the impact of the discrete and other period items noted above, the effective tax rate for continuing operations would have been a benefit of 25.1% in 2011 compared to a provision of 38.3% in 2010.

Loss from continuing operations was $7,431, or $0.13 per share, for 2011 compared to income of $9,504 or $0.16 cents per share in the prior year. The current year results included the following:

-	Charges of $26,164 ($16,813, net of tax, or $0.29 per share) resulting from the refinancing of ATT acquisition related debt;
-	$15,152 ($9,849, net of tax, or $0.17 per share) of increased cost of goods related to the sale of inventory recorded at fair value in connection with acquisition accounting for ATT;
-	Restructuring charges of $7,543 ($4,903, net of tax, or $0.08 per share);
-	Acquisition costs of $446 ($290, net of tax, or $0.00 per share); and
-	Discrete tax benefits, net, of $4,570, or $0.08 per share.

The prior year results included the following:

-	ATT related acquisition costs of $9,805 ($7,704, net of tax, or $0.13 per share);
-	Restructuring charges of $4,180 ($2,717, net of tax, or $0.05 per share);
-	Charges of $1,117 ($726, net of tax, or $0.01 per share) related to refinancing costs; and
-	Discrete tax benefits, net, of $2,307, or $0.04 per share.

Excluding these items from both reporting periods, 2011 income from continuing operations would have been $19,854, or $0.34 per share compared to $18,344, or $0.31 per share, in 2010.

Income from discontinued operations for 2011 was nil, or $0.00 per share, compared to $88, or $0.00 per share, in the prior year.

Net loss for 2011 was $7,431, or $0.13 per share, compared to income of $9,592, or $0.16 per share, in 2010.

On a pro forma basis, as if ATT was purchased on October 1, 2009, Loss from continuing operations was $7,431, or $0.13 per share, in 2011 compared to income of $16,885 or $0.28 cents per share in 2010. The pro forma prior year results included the following:

-	Acquisition and related costs of $21,075 ($13,699, net of tax, or $0.23 per share);
-	Restructuring charges of $6,570 ($4,271, net of tax, or $0.07 per share);
-	Charges of $1,117 ($726, net of tax, or $0.01 per share) related to refinancing costs; and
-	Discrete tax benefits, net of $2,307, or $0.04 per share.

Excluding these items from both reporting periods, 2011 income from continuing operations would have been $19,854, or $0.34 per share compared to $33,274, or $0.55 per share, as in 2010.

2010 Compared to 2009

Revenue for the year ended September 30, 2010 was $1,293,996, compared to $1,194,050 in the prior year; the increase was due to higher revenue at Telephonics and Plastics, partially offset by decreased revenue at CBP. Gross profit for the year was $288,304 compared to $257,123 in 2009, with gross margin as a percent of sales of 22% in both years.

SG&A expenses increased $30,667 to $261,403 in 2010 from $230,736 in 2009 primarily in support of increased sales. SG&A expenses include $9,805 of costs related to the ATT acquisition. SG&A expenses as a percent of revenue for 2010 increased to 20.2% from 19.3% in 2009; excluding the ATT’s related acquisition expenses, SG&A as a percent of revenue was 19.4% in 2010.

Interest expense in 2010 decreased by $769 compared to the prior year, principally due to lower levels of outstanding borrowings.

During 2010, Griffon recorded a $1,117 loss on extinguishment of debt resulting from the write-off of unamortized financing costs associated with the existing Clopay Asset Based Lending facility terminated upon the ATT acquisition. During 2009, Griffon recorded a non-cash pre-tax gain from extinguishment of debt of $4,488, net of a proportionate write-off of deferred financing costs, which resulted from the purchase of $50,620 of its outstanding convertible notes at a discount.

Other income of $4,121 in 2010 and $1,522 in 2009 consists primarily of currency exchange transaction gains and losses from receivables and payables held in non functional currencies, and from gains on investments.

Griffon’s effective tax rate for continuing operations for 2010 was a provision of 31.2% compared to 8.6% in the prior year. The 2010 rate reflected net discrete tax benefits of $2,307 primarily from the resolution of foreign and domestic income tax audits. The 2009 reflected net discrete tax benefits of $3,776 from tax planning, primarily with respect to foreign tax credits, and the reversal of previously established reserves related to uncertain tax positions due to the lapse of applicable statutes of limitation. Excluding the discrete tax items from both years, the 2010 tax benefit rate would have been 47.9% and the 2009 tax provision rate would have been 27.9%. The 2010 rate was also impacted $1,330 from permanent book to tax adjustments including non-deductible transaction costs of $3,800 related to the ATT acquisition. Excluding the impact of the discrete and other period items noted above, the effective tax rate for continuing operations would have been 38.3% in 2010 compared to 27.9% in 2009.

Income from continuing operations was $9,504, or $0.16 per diluted share, for 2010 compared to income of $17,918 or $0.30 cents per diluted share in the prior year. The 2010 results included the following:

-	ATT related acquisition costs of $9,805 ($7,704, net of tax, or $0.13 per share);
-	Restructuring charges of $4,180 ($2,717, net of tax, or $0.05 per share);
-	Charges of $1,117 ($726, net of tax, or $0.01 per share) related to refinancing costs; and
-	Discrete tax benefits, net of $2,307, or $0.04 per share.

The 2009 results included the following:

-	A gain of $4,488 ($2,917, net of tax, or $0.05 per share) related to debt extinguishment;
-	Restructuring charges of $1,240 ($806, net of tax, or $0.01 per share); and
-	Discrete tax benefits, net, of $3,776, or $0.06 per share.

Excluding these items from both reporting periods, 2010 income from continuing operations would have been $18,344, or $0.31 per share, compared to $12,031, or $0.20 per share, in 2009.

Griffon evaluates performance based on Earnings per share and Income (loss) from continuing operations excluding restructuring charges, gain (loss) from debt extinguishment, discrete tax items, acquisition costs and costs related to the fair value of inventory for acquisitions. Griffon believes this information is useful to investors for the same reason. The following table provides a reconciliation of Earnings per share and Income (loss) from continuing operations to Adjusted earnings per share and Adjusted income (loss) from continuing operations:

GRIFFON CORPORATION AND SUBSIDIARIES
RECONCILIATION OF INCOME (LOSS) TO ADJUSTED INCOME (LOSS)
(Unaudited)

	For the Years Ended September 30,

	2011	2010	2009

Income (loss) from continuing operations	$(7,431)	$9,504	$17,918

Adjusting items, net of tax:
Loss (gain) from debt extinguishment, net	16,813	726	(2,917)
Fair value write-up of acquired inventory sold	9,849	—	—
Restructuring	4,903	2,717	806
Acquisition costs	290	7,704	—
Discrete tax benefits, net	(4,570)	(2,307)	(3,776)

Adjusted income from continuing operations	$19,854	$18,344	$12,031

Earnings (loss) per common share	$(0.13)	$0.16	$0.30

Adjusting items, net of tax:
Loss from debt extinguishment, net	0.29	0.01	(0.05)
Fair value write-up of acquired inventory sold	0.17	—	—
Restructuring	0.08	0.05	0.01
Acquisition costs	0.00	0.13	—
Discrete tax benefits, net	(0.08)	(0.04)	(0.06)

Adjusted earnings per common share	$0.34	$0.31	$0.20

Weighted-average shares outstanding (in thousands)	58,919	59,993	59,002

Note: Due to rounding, the sum of earnings (loss) per common share and adjusting items, net of tax, may not equal adjusted earnings per common share.

BUSINESS SEGMENTS

Griffon evaluates performance and allocates resources based on each segments’ operating results before interest income or expense, income taxes, depreciation and amortization, gain (losses) from debt extinguishment, unallocated amounts, restructuring charges, acquisition costs and costs related to the fair value of inventory for acquisitions. Griffon believes this information is useful to investors for the same reason.

The following table provides a reconciliation of Segment operating profit before depreciation, amortization, acquisition costs, restructuring and fair value write up of acquired inventory sold to Income before taxes and discontinued operations:

	For the Years Ended September 30,

	2011	2010	2009

Segment profit before depreciation, amortization, restructuring, fair value write-up of acquired inventory sold and acquisition costs:
Home & Building Products	$77,119	$19,351	$3,137
Telephonics	50,875	46,120	41,540
Plastics	37,639	42,853	46,002

Total Segment profit before depreciation, amortization, restructuring and fair value write-up of acquired inventory sold	165,633	108,324	90,679
Unallocated amounts, less acquisition costs	(22,868)	(27,394)	(20,960)
Loss from debt extinguishment, net	(26,164)	(1,117)	4,488
Net interest expense	(47,448)	(11,913)	(11,552)
Segment depreciation and amortization	(60,361)	(40,103)	(41,810)
Restructuring charges	(7,543)	(4,180)	(1,240)
Fair value write-up of acquired inventory sold	(15,152)	—	—
Acquisition costs	(446)	(9,805)	—

Income (loss) before taxes and discontinued operations	$(14,349)	$13,812	$19,605

Unallocated amounts typically include general corporate expenses not attributable to reportable segment.

Home & Building Products
	Years Ended September 30,

	2011		2010		2009

Revenue:
ATT	$434,789		$—		$—
CBP	404,947		389,366		393,414

Home & Building Products	$839,736		$389,366		$393,414

Segment operating profit (loss)	$28,228	3.4%	$4,986	1.3%	$(11,326	) NM
Depreciation and amortization	28,796		10,185		13,223
Fair value write-up of acquired inventory sold	15,152		—		—
Restructuring charges	4,497		4,180		1,240
Acquisition costs	446		—		—

Segment profit before depreciation, amortization and restructuring	$77,119	9.2%	$19,351	5.0%	$3,137	0.8%

2011 Compared to 2010

Segment revenue increased $450,370, or 116%, compared to the prior year primarily due to the acquisition of ATT. On a pro forma basis, as if ATT was purchased on October 1, 2009, revenue increased $6,736, or 1%, compared to the prior year. On this same pro forma basis, ATT 2011 revenue decreased 2% from 2010, driven mainly by lower volume, primarily lawn tools; CBP 2011 revenue increased 4%, driven mainly by a favorable shift in mix, partially offset by a 1% decrease in volume.

Segment operating profit in 2011 was $28,228 compared to $4,986 in 2010, with the inclusion of ATT operations the primary source of increase. ATT operating results in 2011 reflected $15,152 of costs of goods related to the sale of inventory recorded at fair value in connection with the ATT acquisition accounting. On a pro forma basis, as if ATT was purchased on October 1, 2009, segment operating profit in 2010 was $47,490 compared to $28,228 in 2011; the $15,152 inventory item was the primary cause of decline in 2011, augmented by the impact of higher input costs, lower volume and a decline of $2,919 in Byrd Amendment receipts (anti-dumping compensation from the U.S. Government). The 2010 pro forma operating income included $7,986 of costs related to ATT acquisition.

2010 Compared to 2009

CBP revenue declined $4,048, or 1%, compared to the prior year. Sales of residential doors stabilized in line with the housing market, offset by a decline in commercial door revenue, reflecting continued weakness in the commercial construction market. Overall, a 1% volume increase coupled with a favorable translation benefit from a weaker U.S. dollar on Canadian dollar-denominated sales were more than offset by a revenue decline due to a shift in product mix from higher-priced commercial doors to lower-priced residential doors.

Segment operating profit for 2010 was $4,986, an improvement of $16,312 compared to the prior year. The improved operating performance was mainly driven by lower overall operating costs resulting from the various restructuring activities undertaken in the past two years, and the increased volume resulting in favorable absorption of fixed manufacturing costs.

Restructuring

The consolidation of the CBP manufacturing facilities plan, announced in June 2009, was completed in 2011. In completing the consolidation plan, CBP incurred total pre-tax exit and restructuring costs of $9,031, substantially all of which were cash charges; charges include $1,160 for one-time termination benefits and other personnel costs, $210 for excess facilities and related costs, and $7,661 for other exit costs, primarily in connection with production realignment, and had $10,365 of capital expenditures. The restructuring costs were $3,611 in 2011, $4,180 in 2010 and $1,240 in 2009.

In 2011, ATT recognized $886 in restructuring costs primarily related to termination benefits, reducing administrative headcount by 25.

Telephonics

	Years Ended September 30,

	2011		2010		2009

Revenue	$455,353		$434,516		$387,881

Segment operating profit	$40,595	8.9%	$38,586	8.9%	$34,883	9.0%
Depreciation and amortization	7,234		7,534		6,657
Restructuring charges	3,046		—		—

Segment profit before depreciation, amortization and restructuring	$50,875	11.2%	$46,120	10.6%	$41,540	10.7%

2011 Compared to 2010

Telephonics revenue increased $20,837, or 5%, compared to 2010 primarily due to increases in radar and electronic systems, partially offset by a decrease in communication systems. Telephonics continued to benefit from strong demand for its intelligence, surveillance and reconnaissance products. Electronic systems growth was primarily from ground surveillance radars (“GSR”) and Mobile Surveillance Capability (“MSC”) programs, and radar growth was driven by light airborne multi-purpose systems multi mode radar (“LAMPS MMR”). The increases were partially offset by timing on the Automatic Radar Periscope Detection and Discrimination (“ARPDD”) program from the development to the production phase and the lower rate of production on the C-17 program. 2011 and 2010 revenue included $44,305 and $46,426, respectively, related to revenue for Counter Remote Control Improvised Explosive Device Electronic Warfare 3.1 (“CREW” 3.1) program, where Telephonics serves as a subcontractor.

Segment operating profit increased $2,009, or 5%, due to revenue growth, partially offset by costs related to a voluntary early retirement plan and other restructuring costs of $3,046, reducing headcount by 75.

During the year, Telephonics was awarded several new contracts and received incremental funding on current contracts totaling $465,000. Contract backlog was $417,000 at September 30, 2011 with 83% expected to be realized in the next 12 months; backlog was $407,000 at September 30, 2010. Due to timing of awards, backlog is expected to decrease during the first half of 2012, but return to historical levels in the second half of the year. Backlog is defined as unfilled firm orders for products and services for which funding has been both authorized and appropriated by the customer, or Congress, in the case of the U.S. government agencies.

2010 Compared to 2009

Telephonics’ revenue increased $46,635, or 12%, compared to the prior year, mainly on increased revenue from radar systems and electronic systems. Radar growth was driven by identification friend or foe (“IFF”) radar programs, LAMPS and other radar programs. Electronic systems growth resulted mainly from revenue CREW 3.1 program.

Segment operating profit increased $3,703 to $38,586 in 2010, driven mainly by the strong revenue growth. Segment operating profit margin remained consistent with the prior year. Operating margin benefited from the strong revenue growth, although such benefit was substantially offset by increased SG&A expenses, attributable to increased research and development, and marketing related expenses incurred in connection with business development initiatives to sustain revenue growth in future periods; these expenditures were primarily focused on supporting mobile surveillance and unmanned aerial vehicle (“UAV”) initiatives as well as air traffic management programs. Administrative expenses increased to support the operations and higher sales.

Plastics

	Years Ended September 30,

	2011		2010		2009

Revenue	$535,713		$470,114		$412,755

Segment operating profit	$13,308	2.5%	$20,469	4.4%	$24,072	5.8%
Depreciation and amortization	24,331		22,384		21,930

Segment profit before depreciation and amortization	$37,639	7.0%	$42,853	9.1%	$46,002	11.1%

2011 Compared to 2010

Plastics revenue increased $65,599, or 14%, compared to the prior year primarily due to higher unit volumes (6%) in North America and Europe, the pass through of higher resin costs in customer selling prices (5%) and the translation of European results into a weaker U.S. dollar (3%).

Segment operating profit decreased $7,161 compared to the prior year, driven by start up costs, in both Germany and Brazil, related to expanding capacity and product offerings to meet increased customer demand; such start up costs included higher than normal levels of scrap production. There were no significant disruptions in customer service in connection with the scaling up of production of newly installed assets. The decline was partially offset by higher volume and a timing benefit from resin pricing. Plastics adjusts customer selling prices based on underlying resin costs, on a delayed basis. While improvement in operations in the newly expanded locations is occurring, the Company expects that Plastics is expected to continue to operate at below normal efficiency levels for the first half of fiscal 2012.

2010 Compared to 2009

Plastics’ revenue increased $57,359, or 14%, compared to 2009, mainly due to improved volumes, which increased in all geographic regions. The favorable translation benefit from a weaker U.S. dollar on foreign-currency denominated revenue added 2% and the benefit of the pass-through of higher resin costs added 1%.

Segment operating profit decreased $3,603, or 15%, and operating profit margin decreased 140 basis points primarily due to increases in the cost of resin; such increased costs were not yet reflected in higher customer selling prices due to delays in passing on such cost increase, with a resultant unfavorable impact on margin. Other factors contributing to the operating profit decline were increases in freight costs as well as product development costs.

Unallocated Amounts

For 2011, unallocated amounts totaled $22,868 compared to $27,394 in 2010, with the decrease primarily due to the absence of legal and consulting expenses incurred in connection with the due diligence of potential acquisition targets in 2010.

For 2010, unallocated amounts totaled $27,394 compared to $20,960 in 2009, with the increase due to incurrence of legal and consulting expenses in connection with the due diligence of potential acquisition targets in 2010, and higher compensation expenses.

Segment Depreciation and Amortization

Segment depreciation and amortization of $60,361 increased $20,258 in 2011 compared to 2010, primarily due to the increased depreciation and amortization related to the ATT acquisition as well as the capital expansion at Plastics.

Segment depreciation and amortization of $40,103 decreased $1,707 in 2010 compared to 2009, primarily due to certain HBP assets having become fully depreciated.

DISCONTINUED OPERATIONS – Installation Services

In 2008, as a result of the downturn in the residential housing market, Griffon exited substantially all operating activities of its Installation Services segment which sold, installed and serviced garage doors and openers, fireplaces, floor coverings, cabinetry and a range of related building products, primarily for the new residential housing market. Operating results of substantially all this segment has been reported as discontinued operations in the Consolidated Statements of Operations for all periods presented; the Installation Services segment is excluded from segment reporting.

In May 2008, Griffon’s Board of Directors approved a plan to exit substantially all operating activities of the Installation Services segment in 2008. In the third quarter of 2008, Griffon sold nine units to one buyer, closed one unit and merged two units into CBP. In the fourth quarter of 2008, Griffon sold its two remaining units in Phoenix and Las Vegas.

Griffon substantially concluded remaining disposal activities in 2009. There was no reported revenue in 2011, 2010 and 2009. Griffon does not expect to incur significant expenses in the future. Future net cash outflows to satisfy liabilities related to disposal activities accrued as of September 30, 2011 are estimated to be $3,794. Substantially all such liabilities are expected to be paid during 2012. Certain of Griffon’s subsidiaries are also contingently liable for approximately $597 related to certain facilities leases with varying terms through 2012 that were assigned to the respective purchasers of certain of the Installation Services businesses. Griffon does not believe it has a material exposure related to these contingencies.

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

The following table is derived from the Consolidated Statements of Cash Flows:

	Years Ended September 30,
Cash Flows from Continuing Operations
(in thousands)	2011	2010

Net Cash Flows Provided by (Used In):
Operating activities	$35,385	$83,125
Investing activities	(82,333)	(584,143)
Financing activities	122,110	353,293

Cash flows generated by operating activities for 2011 decreased $47,740, to $35,385 compared to $83,125 in 2010. Current assets net of current liabilities, excluding short-term debt and cash, increased $44,857 to $367,066 at September 30, 2011 compared to $322,209 at the prior year end, primarily due to increased accounts receivable and decreased accounts payable and accrued liabilities.

During 2011, Griffon used cash in investing activities of $82,233 compared to $584,143 in 2010; the 2010 uses reflected the acquisition on ATT. In 2011, capital expenditures totaled $87,617 compared to $40,477 in 2010, with the increase being driven by increased capital expenditures at Plastics.

During 2011, cash provided by financing activities was $122,110 compared to $353,293 in the prior year primarily due to 2010 borrowings related to the ATT acquisition and the refinancing of subsidiary debt at the parent level in 2011.

Payments related to Telephonics revenue are received in accordance with the terms of development and production subcontracts; certain of such receipts are progress or performance based payments. Plastics customers are generally substantial industrial companies whose payments have been steady, reliable and made in accordance with the terms governing such sales. Plastics sales satisfy orders that are received in advance of production, and where payment terms are established in advance. With respect to HBP, there have been no material adverse impacts on payment for sales.

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. For 2011:

a.	The U.S. Government and its agencies, through either prime or subcontractor relationships, represented 19% of Griffon’s consolidated revenue and 75% of Telephonics revenue.
b.	Procter & Gamble, Co. represented 14% of Griffon’s consolidated revenue and 49% of Plastics revenue.
c.	Home Depot represented 12% of Griffon’s consolidated revenue and 25% of HBP revenue.

No other customer exceeded 9% of consolidated revenue. Future operating results will continue to substantially depend on the success of Griffon’s largest customers and Griffon’s relationships with them. Orders from these customers are subject to fluctuation and may fluctuate materially. The loss of all or a portion of volume from any one of these customers could have a material adverse impact on Griffon’s liquidity and operations.

At September 30, 2011, Griffon had debt, net of cash and equivalents, as follows:

Cash, Cash Equivalents and Debt (in thousands)	At September 30, 2011	At September 30, 2010

Cash and equivalents	$243,029	$169,802

Notes payables and current portion of long-term debt	25,164	20,901
Long-term debt, net of current maturities	688,247	503,935
Debt discount	19,693	30,650

Total debt	733,104	555,486

Net cash and equivalents (debt)	$(490,075)	$(385,684)

On March 17, 2011, in an unregistered offering through a private placement under Rule 144A, Griffon issued, at par, $550,000 of 7.125% Senior Notes due in 2018 (“Senior Notes”); interest on the Senior Notes is payable semi-annually. Proceeds were used to pay down outstanding borrowings under a senior secured term loan facility and two senior secured revolving credit facilities of certain of the Company’s subsidiaries. The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and are subject to certain covenants, limitations and restrictions. The fair value of the Senior Notes approximated $518,000 on September 30, 2011 based upon quoted market prices (level 1 inputs). On August 9, 2011, Griffon exchanged all of the Senior Notes for substantially identical Senior Notes registered under the Securities Act of 1933, via an exchange offer.

On March 18, 2011, Griffon entered into a five-year $200,000 Revolving Credit Facility (“Credit Agreement”), which includes a letter of credit sub-facility with a limit of $50,000, a multi-currency sub-facility of $50,000 and a swing line sub-facility with a limit of $30,000. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility or the occurrence of a default or event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate plus an applicable margin, which will decrease based on financial performance. The margins are 1.50% for base rate loans and 2.50% for LIBOR loans, in each case without a floor. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio as well as customary affirmative and negative covenants and events of default. The Credit Agreement also includes certain restrictions, such as limitations on the incurrence of indebtedness and liens and the making of restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by certain domestic subsidiaries and are secured, on a first priority basis, by substantially all assets of the Company and the guarantors.

At September 30, 2011, there were $20,250 of standby letters of credit outstanding under the Credit Agreement; $179,750 was available for borrowing at that date.

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

On December 21, 2009, Griffon issued $100,000 principal of 4% convertible subordinated notes due 2017 (the “2017 Notes”). The initial conversion rate of the 2017 Notes was 67.0799 shares of Griffon’s common stock per $1,000 principal amount of notes, corresponding to an initial conversion price of $14.91 per share, a 23% conversion premium over the $12.12 closing price on December 15, 2009. Griffon used 8.75% as the nonconvertible debt-borrowing rate to discount the 2017 Notes and will amortize the debt discount through January 2017. At issuance, the debt component of the 2017 Notes was $75,437 and debt discount was $24,563. At September 30, 2011 and September 30, 2010, the 2017 Notes had a capital in excess of par component, net of tax, of $15,720. The fair value of the 2017 Notes approximated $91,400 on September 30, 2011 based upon quoted market prices (level 1 inputs).

On December 20, 2010, Griffon entered into two second lien real estate mortgages to secure new loans totaling $11,834. The loans mature in February 2016, are collateralized by the related properties, are guaranteed by Griffon and bear interest at a rate of LIBOR plus 3%, with the option to swap to a fixed rate.

Griffon has other mortgages, collateralized by real property, that bear interest at rates from 6.3% to 6.6% with maturities extending through 2016. Subsequent to year end, the mortgage at Russia, Ohio was fully repaid.

Griffon’s Employee Stock Ownership Plan (“ESOP”) entered into a loan agreement in August 2010 to borrow $20,000 over a one-year period, to be used to purchase Griffon common stock in the open market. The loan bears interest at a) LIBOR plus 2.5% or b) the lender’s prime rate, at Griffon’s option. In November 2011, Griffon converted the outstanding loan to a five-year term; principal is payable in quarterly installments of $250, beginning December 2011, with the remainder due at maturity (November 2016). The loan is secured by shares purchased with the proceeds of the loan, and repayment is guaranteed by Griffon. At September 30, 2011, 1,874,737 shares have been purchased and the outstanding balance was $19,973.

In addition, the ESOP has a loan agreement, guaranteed by Griffon, which requires quarterly principal payments of $156 and interest through the expiration date of September 2012 at which time the $3,900 balance of the loan, and any outstanding interest, will be payable. The primary purpose of this loan was to purchase 547,605 shares of Griffon’s common stock in October 2008. The loan is secured by shares purchased with the proceeds of the loan, is guaranteed by Griffon and bears interest at rates based upon the prime rate or LIBOR. At September 30, 2011, $4,375 was outstanding.

In October 2006, CBP entered into a capital lease totaling $14,290 for real estate in Troy, Ohio. Approximately $10,000 was used to acquire the building and the remaining amount was restricted for improvements. The lease matures in 2021, bears interest at a fixed rate of 5.1%, is secured by a mortgage on the real estate and is guaranteed by Griffon.

At September 30, 2011 and 2010, Griffon had $532 of 4% convertible subordinated notes due 2023 (the “2023 Notes”) outstanding. Holders of the 2023 Notes may require Griffon to repurchase all or a portion of their 2023 Notes on July 18, 2013 and 2018, if Griffon’s common stock price is below the conversion price of the 2023 Notes, as well as upon a change in control. At September 30, 2011 and September 30, 2010, the 2023 Notes had no capital in excess of par value component as substantially all of these notes were put to Griffon at par and settled in July 2010. The fair value of the 2023 Notes approximated $544 on September 30, 2011 based upon quoted market prices (level 1 inputs).

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

The revolving facility matures in November 2011, but is renewable upon mutual agreement with the bank. In July 2011, the full €20,000 was drawn on the Term Loan, with a portion of the proceeds used to repay borrowings under the revolving credit facility. The term loan is payable in ten equal quarterly installments which began in September 2011 with maturity in December 2013. Under the term loan, Clopay Europe is required to maintain a certain minimum equity to assets ratio and keep leverage below a certain level, defined as the ratio of total debt to EBITDA. There were no borrowings outstanding under the revolving facility at September 30, 2011 and €10,000 was available for borrowing.

Clopay do Brazil, a subsidiary of Plastics, maintains lines of credit of approximately $4,500. Interest on borrowings accrue at a rate of LIBOR plus 3.8% or CDI plus 5.6%. $3,780 was borrowed under the lines and $720 was available as of September 30, 2011.

At the time it was acquired, ATT owned interest rate swaps that had fair values totaling $3,845 at September 30, 2010; such swaps were terminated in October 2010 for $4,303, including accrued interest of $458.

At September 30, 2011, Griffon and its subsidiaries were in compliance with the terms and covenants of all credit and loan agreements.

In August 2011, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock; this is in addition to the 1,366,000 shares of common stock authorized for repurchase under an existing buyback program. Under the repurchase programs, the Company may, from time to time, purchase shares of its common stock, depending upon market conditions, in open market or privately negotiated transactions, including pursuant to a 10b5-1 plan. During 2011, Griffon purchased 1,531,379 shares of common stock, for a total of $12,367, or $8.08 per share, exhausting the shares under the original program; $48,690 remains under the $50,000 authorization.

No cash dividends on Common Stock were declared or paid during the five years ended September 30, 2011. Griffon periodically evaluates the merits of paying dividends on its Common Stock. On November 17, 2011, Griffon declared a $0.02 per share dividend payable on December 27, 2011 to shareholders of record as of November 29, 2011. Griffon currently intends to pay dividends each quarter; however, the payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to future dividends.

In June 2009, Griffon announced plans to consolidate CBP facilities. These actions were completed in 2011, consistent with the plan. In completing the consolidation plan, CBP incurred total pre-tax exit and restructuring costs approximating $9,031, substantially all of which were cash charges; charges include $1,160 for one-time termination benefits and other personnel costs, $210 for excess facilities and related costs, and $7,661 for other exit costs, primarily in connection with production realignment, and CBP had $10,365 of capital expenditures. Restructuring costs were $3,611 in 2011, $4,180 in 2010 and $1,240 in 2009.

In addition, in 2011 there were restructuring charges of $886 and $3,046 for ATT and Telephonics, respectively, primarily related to termination benefits.

Griffon substantially concluded its remaining disposal activities for the Installation Services business, discontinued in 2008, in 2009, and does not expect to incur significant expense in the future. Future net cash outflows to satisfy liabilities related to disposal activities accrued at September 30, 2011 are estimated to be $3,794. Certain of Griffon’s subsidiaries are also contingently liable for approximately $597 related to certain facility leases with varying terms through 2012 that were assigned to the respective purchasers of certain of the Installation Services businesses. Griffon does not believe it has a material exposure related to these contingencies.

During the year ended September 30, 2011, Griffon used cash for discontinued operations of $962, related to settling remaining Installation Services liabilities.

Contractual Obligations

At September 30, 2011, payments to be made pursuant to significant contractual obligations are as follows:

	Payments Due by Period

(in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Other

Long-term debt	$733,104	$25,164	$19,819	$16,701	$671,420	$—
Interest expense	282,529	45,112	88,710	88,433	60,274	—
Rental commitments	111,000	29,000	39,000	29,000	14,000	—
Purchase obligations (a)	146,790	141,202	5,487	101	—	—
Capital leases	15,126	1,598	3,170	3,029	7,329	—
Capital expenditures	13,667	13,667	—	—	—	—
Supplemental & post-retirement benefits (b)	47,303	12,519	11,359	7,611	15,814	—
Uncertain tax positions (c)	10,153	—	—	—	—	10,153

Total obligations	$1,359,672	$268,262	$167,545	$144,875	$768,837	$10,153

(a)

Purchase obligations are generally for the purchase of goods and services in the ordinary course of business. Griffon uses blanket purchase orders to communicate expected requirements to certain vendors. Purchase obligations reflect those purchase orders where the commitment is considered to be firm. Purchase obligations that extend beyond 2011 are principally related to long-term contracts received from customers of Telephonics.

(b)	Griffon funds required payouts under the non-qualified supplemental defined benefit plan from its general assets and the expected payments are included in each period, as applicable.

(c)

Due to the uncertainty of the potential settlement of future uncertain tax positions, management is unable to estimate the timing of related payments, if any, that will be made subsequent to 2011. These amounts do not include any potential indirect benefits resulting from deductions or credits for payments made to other jurisdictions.

Off-Balance Sheet Arrangements

Except for operating leases and purchase obligations as disclosed herein, Griffon is not a party to any off-balance sheet arrangements.

Off-Set Agreements

Telephonics may enter into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for its products and services from customers in foreign countries. These agreements promote investment in the country, and may be satisfied through activities that do not require Griffon to use its cash, including transferring technology, providing manufacturing and other consulting support. These agreements may also be satisfied through the use of cash for such activities as purchasing supplies from in-country vendors, setting up support centers, research and development investments, acquisitions and building or leasing facilities for in-country operations, if applicable. The amount of the offset requirement is determined by contract value awarded and negotiated percentages with customers. At September 30, 2011, Telephonics had outstanding offset agreements totaling approximately $93,000, primarily related to the Radar Systems segment, some of which extend through 2016. Offset programs usually extend over several years and in some cases provide for penalties in the event Griffon fails to perform in accordance with contract requirements. Historically, Telephonics has not been required to pay any such penalties and as of September 30, 2011, no such penalties are estimable or probable.

ACCOUNTING POLICIES AND PRONOUNCEMENTS

Critical Accounting Policies

The preparation of Griffon’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on assets, liabilities, revenue and expenses. These estimates can also affect supplemental information contained in public disclosures of Griffon, including information regarding contingencies, risk and its financial condition. These estimates, assumptions and judgments are evaluated on an ongoing basis and based on historical experience, current conditions and various other assumptions, and form the basis for estimating the carrying values of assets and liabilities, as well as identifying and assessing the accounting treatment for commitments and contingencies. Actual results may materially differ from these estimates.

An estimate is considered to be critical if it is subjective and if changes in the estimate using different assumptions would result in a material impact on Griffon’s financial position or results of operations. The following have been identified as the most critical accounting policies and estimates:

Revenue Recognition

Revenue is recognized when the following circumstances are satisfied: a) persuasive evidence of an arrangement exists, b) delivery has occurred, title has transferred or services are rendered, c) price is fixed and determinable and d) collectability is reasonably assured. Goods are sold on terms which transfer title and risk of loss at a specified location. Revenue recognition from product sales occurs when all factors are met, including transfer of title and risk of loss, which occurs either upon shipment or upon receipt by customers at the location specified in the terms of sale. Other than standard product warranty provisions, sales arrangements provide for no other significant post-shipment obligations. From time to time and for certain customers, rebates and other sales incentives, promotional allowances or discounts are offered, typically related to customer purchase volumes, all of which are fixed or determinable and are classified as a reduction of revenue and recorded at the time of sale. Griffon provides for sales returns allowances based upon historical returns experience.

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

For contracts whose anticipated total costs exceed total expected revenue, an estimated loss is recognized in the period when identifiable. A provision for the entire amount of the estimated loss is recorded on a cumulative basis.

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

Griffon’s businesses typically do not require inventory that is susceptible to becoming obsolete or dated. In general, Telephonics sells products in connection with programs authorized and approved under contracts awarded by the U.S. Government or agencies thereof, either as prime or subcontractor, and in accordance with customer specifications. Plastics primarily produces fabricated materials used by customers in the production of their products and these materials are produced against orders by those customers. HBP produces doors and non-powered lawn and garden tools in response to orders from customers of retailers and dealers or based on expected orders, as applicable.

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

Stock-based Compensation

Griffon has issued stock-based compensation to certain employees, officers and directors in the form of stock options and restricted stock. For stock option grants made on or after October 1, 2005, expense is recognized over the awards’ expected vesting period based on their fair value as calculated using the Black-Scholes pricing model. The Black-Scholes pricing model uses estimated assumptions for a forfeiture rate, the expected life of the options and a volatility rate using historical data.

Compensation expense for restricted stock is recognized ratably over the required service period based on the fair value of the grant calculated as the number of shares granted multiplied by the stock price on the date of grant.

Allowances for Discount, Doubtful Account and Returns

Trade receivables are recorded at the stated amount, less allowances for discounts, doubtful accounts and returns. The allowances represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations (usually due to customers’ potential insolvency), discounts related to early payment of accounts receivables by customers and estimates for returns. The allowance for doubtful accounts includes amounts for certain customers where a risk of default has been specifically identified, as well as an amount for customer defaults based on a general formula when it is determined the risk of some default is probable and estimable, but cannot yet be associated with specific customers. Allowance for discounts and returns are recorded as a reduction of revenue and the provision related to the allowance for doubtful accounts is recorded in SG&A expenses.

Acquisition

For 2010, the consolidated financial statements include an acquired business’ balance sheet, and no operations as the transaction was completed on September 30, 2010, Griffon’s year end. Acquired businesses are accounted for using the acquisition method of accounting which requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date and that the fair value of acquired in-process research and development (IPR&D) be recorded on the balance sheet. Related transaction costs are expensed as incurred. Any excess of the purchase price over the assigned values of the net assets acquired is recorded as goodwill.

Goodwill, Long-Lived Intangible and Tangible Assets, and Impairment

Griffon has significant intangible and tangible long lived assets on its balance sheet which includes goodwill and other intangible assets related to acquisitions. Goodwill represents the excess of the cost of net assets acquired in business combinations over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. As required under GAAP, goodwill and indefinite lived intangibles are reviewed for impairment annually, for Griffon as of September 30, or more frequently whenever events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, using discounted future cash flows or each reporting unit. The testing of goodwill and indefinite lived intangibles for impairment involves significant use of judgment and assumptions in the determination of a reporting unit’s fair market value. Based upon the results of the annual impairment review, it was determined that the fair value of each reporting unit substantially exceeded the carrying value of the assets, and no impairment existed as of September 30, 2011.

Long-lived amortizable intangible assets, such as customer relationships and software, and tangible assets, primarily Property, Plant and Equipment, are amortized over their expected useful lives, which involves significant assumptions and estimates. Long-lived intangible and tangible assets are tested for impairment by comparing estimated future undiscounted cash flows to the carrying value of the asset when an impairment indicator, such as change in business, customer loss or obsolete technology, exists.

Fair value estimates are based on assumptions believed to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ materially from those estimates. Any changes in key assumptions or management judgment with respect to a reporting unit or its prospects, which may result from a decline in Griffon’s stock price, a change in market conditions, market trends, interest rates or other factors outside of Griffon’s control, or significant underperformance relative to historical or projected future operating results, could result in a significantly different estimate of the fair value of Griffon’s reporting units, which could result in an impairment charge in the future.

Restructuring reserves

From time to time, Griffon will establish restructuring reserves at an operation. These reserves for both termination and other exit costs require the use of estimates. Though Griffon believes the estimates made are reasonable, they could differ materially from the actual costs.

Income Taxes

Griffon’s effective tax rate is based on income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which Griffon operates. For interim financial reporting, the annual tax rate is estimated based on projected taxable income for the full year and a quarterly income tax provision is recorded in accordance with the anticipated annual rate. As the year progresses, the estimates are refined based on the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to the effective tax rate throughout the year. Significant judgment is required in determining the effective tax rate and in evaluating tax positions.

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

Tax benefits are recognized for an uncertain tax position when, in management’s judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, the tax benefit is measured as the largest amount that is judged to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management. A number of years may elapse before a particular matter for which Griffon has recorded a liability related to an unrecognized tax benefit is audited and finally resolved. The number of years with open tax audits varies by jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, Griffon believes its liability for unrecognized tax benefits is adequate. Favorable resolution of an unrecognized tax benefit could be recognized as a reduction in Griffon’s tax provision and effective tax rate in the period of resolution. Unfavorable settlement of an unrecognized tax benefit could increase the tax provision and effective tax rate and may require the use of cash in the period of resolution. The liability for unrecognized tax benefits is generally presented as noncurrent. However, if it is anticipated that a cash settlement will occur within one year, that portion of the liability is presented as current. Interest and penalties recognized on the liability for unrecognized tax benefits is recorded as income tax expense.

Pension Benefits

Griffon sponsors defined and supplemental benefit pension plans for certain employees and retired employees. Annual amounts relating to these plans are recorded based on actuarial projections, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases and turnover rates. The actuarial assumptions used to determine pension liabilities and assets, as well as pension expense, are reviewed on an annual basis when modifications to assumptions are made based on current economic conditions and trends. The expected return on plan assets is determined based on the nature of the plans’ investments and expectations for long-term rates of return. The discount rate used to measure obligations is based on a corporate bond spot-rate yield curve that matches projected future benefit payments with the appropriate spot rate applicable to the timing of the projected future benefit payments.

The assumptions utilized in recording Griffon’s obligations under the defined benefit pension plans are believed to be reasonable based on experience and advice from independent actuaries; however, differences in actual experience or changes in the assumptions may materially affect Griffon’s financial position or results of operations.

The U.S. components of the defined benefit plans, which excludes the supplemental and post retirement healthcare and insurance benefit plans, are frozen and have stopped accruing benefits.

The Clopay qualified defined benefit plan has been frozen to new entrants since December 2000. Certain employees who were part of the plan prior to December 2000 continued to accrue a service benefit for an additional 10 years, at which time all plan participants stopped accruing service benefits.

The ATT qualified defined benefit plan has been frozen to new entrants since November 2009 and stopped accruing benefits in December 2009.

The ATT supplemental executive retirement plan was frozen to new entrants and participants in the plan stopped accruing benefits in 2008.

Newly issued but not yet effective accounting pronouncements

In June 2011, the FASB issued new accounting guidance which requires the presentation the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. The new accounting rules eliminate the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The new accounting rules will be effective for the Company in 2013 and is not expected to have a material effect on the Company’s financial condition or results of operations.

In September 2011, the FASB issued new accounting guidance that allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative impairment testing of goodwill and indefinite life intangibles. This guidance is effective for the Company in 2013 and is not expected to have an impact on the Company’s financial condition or result of operations.

Recently issued effective accounting pronouncements

In October 2009, the FASB issued new guidance on accounting for multiple-deliverable arrangements to enable vendors to account for products and services separately rather than as a combined unit. The guidance addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The new guidance was effective as of the beginning of the annual reporting period commencing after June 15, 2010, and was adopted by Griffon as of October 1, 2010; adoption had no material effect on Griffon’s consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

Griffon’s exposure to market risk for changes in interest rates relates primarily to variable interest rate debt and investments in cash and cash equivalents.

The revolving credit facility and certain other of Griffon’s credit facilities have a LIBOR-based variable interest rate. Due to the current and expected level of borrowings under these facilities, a 100 basis point change in LIBOR would not have a material impact on Griffon’s results of operations or liquidity.

Foreign Exchange

Griffon conducts business in various non-U.S. countries, primarily in Canada, Mexico, Europe, Brazil and Australia; therefore, changes in the value of the currencies of these countries affect the financial position and cash flows when translated into U.S. Dollars. Griffon has generally accepted the exposure to exchange rate movements relative to its non-U.S. operations. Griffon may, from time to time, hedge its currency risk exposures. A change of 10% or less in the value of all applicable foreign currencies would not have a material effect on Griffon’s financial position and cash flows.

Item 8.	Financial Statements and Supplementary Data

The financial statements of Griffon and its subsidiaries and the report thereon of Grant Thornton LLP are included herein:

☐	Report of Independent Registered Public Accounting Firm.

☐	Consolidated Balance Sheets at September 30, 2011 and 2010.

☐	Consolidated Statements of Operations for the years ended September 30, 2011, 2010 and 2009.

☐	Consolidated Statements of Cash Flows for the years ended September 30, 2011, 2010 and 2009.

☐	Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended September 30, 2011, 2010 and 2009.

☐	Notes to Consolidated Financial Statements.

☐	Schedule II – Valuation and Qualifying Account.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Griffon Corporation

We have audited the accompanying consolidated balance sheets of Griffon Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of September 30, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended September 30, 2011. We also have audited the Company’s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these financial statements, for maintaining effective control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our audits of the basic financial statements included the financial statement schedules listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements, financial statement schedules and an opinion on Griffon Corporation’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Griffon Corporation and subsidiaries as of September 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. In addition, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by COSO.

/s/ GRANT THORNTON LLP
New York, New York
November 18, 2011

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	At September 30, 2011	At September 30, 2010

CURRENT ASSETS
Cash and equivalents	$243,029	$169,802
Accounts receivable, net of allowances of $6,072 and $6,581	268,026	252,852
Contract costs and recognized income not yet billed, net of progress payments of $9,697 and $1,423	74,737	63,155
Inventories, net	263,809	268,801
Prepaid and other current assets	48,828	55,782
Assets of discontinued operations	1,381	1,079

Total Current Assets	899,810	811,471
PROPERTY, PLANT AND EQUIPMENT, net	350,050	314,760
GOODWILL	357,333	360,749
INTANGIBLE ASSETS, net	223,189	233,011
OTHER ASSETS	31,197	27,907
ASSETS OF DISCONTINUED OPERATIONS	3,675	5,803

Total Assets	$1,865,254	$1,753,701

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$25,164	$20,901
Accounts payable	183,136	185,165
Accrued liabilities	102,785	130,006
Liabilities of discontinued operations	3,794	4,289

Total Current Liabilities	314,879	340,361
LONG-TERM DEBT, net of debt discount of $19,693 and $30,650	688,247	503,935
OTHER LIABILITIES	204,434	190,244
LIABILITIES OF DISCONTINUED OPERATIONS	5,786	8,446

Total Liabilities	1,213,346	1,042,986

COMMITMENTS AND CONTINGENCIES - See Note
SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.25 per share, authorized 3,000 shares, no shares issued	—	—
Common stock, par value $0.25 per share, authorized 85,000 shares, issued 76,184 shares and 74,580 shares	19,046	18,645
Capital in excess of par value	471,928	460,955
Retained earnings	424,153	431,584
Treasury shares, at cost, 14,434 common shares for 2011 and 12,466 common shares for 2010	(231,699)	(213,560)
Accumulated other comprehensive income (loss)	(7,724)	17,582
Deferred compensation	(23,796)	(4,491)

Total Shareholders’ Equity	651,908	710,715

Total Liabilities and Shareholders’ Equity	$1,865,254	$1,753,701

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended September 30,

	2011	2010	2009

Revenue	$1,830,802	$1,293,996	$1,194,050
Cost of goods and services	1,437,341	1,005,692	936,927

Gross profit	393,461	288,304	257,123

Selling, general and administrative expenses	330,369	261,403	230,736
Restructuring and other related charges	7,543	4,180	1,240

Total operating expenses	337,912	265,583	231,976

Income from operations	55,549	22,721	25,147

Other income (expense)
Interest expense	(47,846)	(12,322)	(13,091)
Interest income	398	409	1,539
Gain (loss) from debt extinguishment, net	(26,164)	(1,117)	4,488
Other, net	3,714	4,121	1,522

Total other income (expense)	(69,898)	(8,909)	(5,542)

Income (loss) before taxes and discontinued operations	(14,349)	13,812	19,605
Provision (benefit) for income taxes	(6,918)	4,308	1,687

Income (loss) from continuing operations	(7,431)	9,504	17,918

Discontinued operations:
Income from operations of the discontinued Installation Services business	—	142	1,230
Provision for income taxes	—	54	440

Income from discontinued operations	—	88	790

Net income (loss)	$(7,431)	$9,592	$18,708

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.13)	$0.16	$0.31
Income from discontinued operations	0.00	0.00	0.01
Net income (loss)	(0.13)	0.16	0.32
Weighted-average shares outstanding	58,919	58,974	58,699

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.13)	$0.16	$0.30
Income from discontinued operations	0.00	0.00	0.01
Net income (loss)	(0.13)	0.16	0.32
Weighted-average shares outstanding	58,919	59,993	59,002

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended September 30,

	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,431)	$9,592	$18,708

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Income from discontinued operations	—	(88)	(790)
Depreciation and amortization	60,712	40,442	42,346
Fair value write-up of acquired inventory sold	15,152	—	—
Stock-based compensation	8,956	5,778	4,145
Provision for losses on accounts receivable	1,225	2,431	628
Amortization/write-off of deferred financing costs and debt discounts	6,733	5,059	5,209
(Gain) loss from debt extinguishment, net	26,164	1,117	(4,488)
Deferred income taxes	(2,749)	(3,666)	(3,144)
(Gain) loss on sale/disposal of assets	(251)	74	23
Change in assets and liabilities, net of assets and liabilities acquired:
Increase in accounts receivable and contract costs and recognized income not yet billed	(30,593)	(25,481)	(6,690)
(Increase) decrease in inventories	(12,803)	(10,611)	28,498
(Increase) decrease in prepaid and other assets	9,065	(14,342)	11,130
Increase (decrease) in accounts payable, accrued liabilities and income taxes payable	(42,604)	72,144	(8,650)
Other changes, net	3,809	676	(2,825)

Net cash provided by operating activities	35,385	83,125	84,100

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(87,617)	(40,477)	(32,697)
Acquired business, net of cash acquired	(855)	(542,000)	—
Funds restricted for capital projects	4,629	—	200
Change in equipment lease deposits	—	(1,666)	(336)
Proceeds from sale of assets	1,510	—	—

Net cash used in investing activities	(82,333)	(584,143)	(32,833)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	2,823	7,257
Purchase of shares for treasury	(18,139)	—	—
Proceeds from issuance of long-term debt	674,251	543,875	11,431
Payments of long-term debt	(498,572)	(176,802)	(56,676)
Change in short-term borrowings	3,538	—	(866)
Financing costs	(21,653)	(17,455)	(597)
Purchase of ESOP shares	(19,973)	—	(4,370)
Exercise of stock options/vesting of restricted stock	2,306	343	—
Tax benefit from exercise of options/vesting of restricted stock	7	325	217
Other, net	345	184	402

Net cash provided by (used in) financing activities	122,110	353,293	(43,202)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities	(962)	(638)	(1,305)

Net cash used in discontinued operations	(962)	(638)	(1,305)

Effect of exchange rate changes on cash and equivalents	(973)	(2,668)	2,152

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	73,227	(151,031)	8,912
CASH AND EQUIVALENTS AT BEGINNING OF YEAR	169,802	320,833	311,921

CASH AND EQUIVALENTS AT END OF YEAR	$243,029	$169,802	$320,833

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$21,396	$6,489	$7,065
Cash paid for taxes	10,219	4,643	7,602

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands)	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED ESOP & OTHER COMPENSATION	Total	COMPREHENSIVE INCOME (LOSS)

	SHARES	PAR VALUE			SHARES	COST

Balance at 9/30/2008	71,567	$17,892	$433,744	$403,284	12,440	$(213,310)	$25,469	$(1,749)	$665,330
Net income	—	—	—	18,708	—	—	—	—	18,708	$18,708
Common stock issued for options exercised/shares vested	33	7	(7)	—	—	—	—	—	—

Tax benefit/credit from the exercise/forfeiture of stock options	—	—	217	—	—	—	—	—	217
Amortization of deferred compensation	—	—	—	—	—	—	—	818	818
Common stock acquired	—	—	—	—	26	(250)	—	—	(250)
Restricted stock awards granted, net	1,209	302	(1,034)	—	—	—	—	—	(732)
ESOP purchase of common stock	—	—	—	—	—	—	—	(4,370)	(4,370)
ESOP allocation of common stock	—	—	(22)	—	—	—	—	—	(22)
Stock-based compensation	—	—	4,092	—	—	—	—	53	4,145
Issuance of common stock pursuant to rights offering, net of financing costs	854	214	1,711	—	—	—	—	—	1,925
Issuance of convertible debt, net	—	—	(263)	—	—	—	—	—	(263)
Translation of foreign financial statements	—	—	—	—	—	—	11,836	—	11,836	11,836
Pension OCI, net of tax	—	—	—	—	—	—	(9,135)	—	(9,135)	(9,135)

Balance at 9/30/2009	73,663	18,415	438,438	421,992	12,466	(213,560)	28,170	(5,248)	688,207	$21,409

Net income	—	—	—	9,592	—	—	—	—	9,592	9,592
Common stock issued for options exercised/shares vested	48	13	329	—	—	—	—	—	342
Tax benefit/credit from the exercise/forfeiture of stock options	—	—	325	—	—	—	—	—	325
Amortization of deferred compensation	—	—	—	—	—	—	—	744	744
Restricted stock awards granted, net	630	157	(627)	—	—	—	—	—	(470)
Issuance of convertible debt, net	—	—	13,694	—	—	—	—	—	13,694
ESOP allocation of common stock	—	—	266	—	—	—	—	—	266
Stock-based compensation	—	—	5,765	—	—	—	—	13	5,778
Issuance of common stock pursuant to acquisition	239	60	2,765	—	—	—	—	—	2,825
Translation of foreign financial statements	—	—	—	—	—	—	(9,677)	—	(9,677)	(9,677)
Pension OCI, net of tax	—	—	—	—	—	—	(911)	—	(911)	(911)

Balance at 9/30/2010	74,580	18,645	460,955	431,584	12,466	(213,560)	17,582	(4,491)	710,715	$(996)

Net income (loss)	—	—	—	(7,431)	—	—	—	—	(7,431)	$(7,431)
Common stock issued for options exercised/shares vested	339	85	2,425	—	—	—	—	—	2,510
Tax benefit/credit from the exercise/forfeiture of stock options	—	—	7	—	—	—	—	—	7
Amortization of deferred compensation	—	—	—	—	—	—	—	668	668
Common stock acquired	—	—	—	—	1,968	(18,139)	—	—	(18,139)
Restricted stock awards granted, net	1,265	316	(588)	—	—	—	—	—	(272)
ESOP purchase of common stock	—	—	—	—	—	—	—	(19,973)	(19,973)
ESOP allocation of common stock	—	—	173	—	—	—	—	—	173
Stock-based compensation	—	—	8,956	—	—	—	—	—	8,956
Translation of foreign financial statements	—	—	—	—	—	—	(11,232)	—	(11,232)	(11,232)
Pension OCI, net of tax	—	—	—	—	—	—	(14,074)	—	(14,074)	(14,074)

Balance at 9/30/2011	76,184	$19,046	$471,928	$424,153	14,434	$(231,699)	$(7,724)	$(23,796)	$651,908	$(32,737)

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share data)

(Unless otherwise indicated, all references to years or year-end refer to Griffon’s fiscal period ending September 30)

NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Griffon Corporation (the “Company” or “Griffon”), is a diversified management and holding company that conducts business through wholly-owned subsidiaries. Griffon oversees the operations of its subsidiaries, allocates resources among them and manages their capital structures. Griffon provides direction and assistance to its subsidiaries in connection with acquisition and growth opportunities as well as in connection with divestitures. Griffon to further diversify, also seeks out, evaluates and, when appropriate, will acquire additional businesses that offer potentially attractive returns on capital.

Headquartered in New York, N.Y., the Company was founded in 1959 and is incorporated in Delaware. Griffon is listed on the New York Stock Exchange and trades under the symbol GFF.

Griffon currently conducts its operations through three segments:

•	Home & Building Products (“HBP”) consists of two companies, Ames True Temper, Inc (“ATT”) and Clopay Building Products (“CBP”):

-

ATT, acquired by Griffon on September 30, 2010, is a global provider of non-powered landscaping products that make work easier for homeowners and professionals. Due to the acquisition of ATT occurring on September 30, 2010, none of ATT’s results of operations were included in Griffon’s results prior to October 1, 2010.

	-	CBP is a leading manufacturer and marketer of residential, commercial and industrial garage doors to professional installing dealers and major home center retail chains.

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

Consolidation

The consolidated financial statements include the accounts of Griffon and all subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Earnings Per Share

Due to rounding, the sum of earnings per share of Continuing operations and Discontinued operations may not equal earnings per share of Net income.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share data)

Discontinued Operations – Installation Services

In 2008, as a result of the downturn in the residential housing market, Griffon exited substantially all operating activities of its Installation Services segment which sold, installed and serviced garage doors and openers, fireplaces, floor coverings, cabinetry and a range of related building products, primarily for the new residential housing market. Operating results of substantially all this segment has been reported as discontinued operations in the Consolidated Statements of Operations for all periods presented; the Installation Services segment is excluded from segment reporting.

Reclassifications and Adoption of New Accounting Guidance

Certain amounts in prior years have been reclassified to conform to the current year presentation.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. These estimates may be adjusted due to changes in economic, industry or customer financial conditions, as well as changes in technology or demand. Significant estimates include allowances for doubtful accounts receivable and returns, net realizable value of inventories, restructuring reserves, valuation of goodwill and intangible assets, percentage of completion method of accounting, pension assumptions, useful lives associated with depreciation and amortization of intangible and fixed assets, warranty reserves, sales incentive accruals, stock based compensation assumptions, income taxes and tax valuation reserves, environmental reserves, legal reserves, insurance reserves and the valuation of discontinued assets and liabilities, and the accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions Griffon may undertake in the future. Actual results may ultimately differ from these estimates.

Cash and equivalents

Griffon considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash equivalents primarily consist of overnight commercial paper, highly-rated liquid money market funds backed by U.S. Treasury securities and U.S. Agency securities, as well as insured bank deposits. Griffon had cash in non-U.S. bank accounts of approximately $39,738 and $32,765 at September 30, 2011 and 2010, respectively. Substantially all U.S. cash and equivalents are covered by government insurance or backed by government securities. Griffon regularly evaluates the financial stability of all institutions and funds that hold its cash and equivalents.

Fair value of financial instruments

The carrying values of cash and equivalents, accounts receivable, accounts and notes payable and revolving credit debt approximate fair value due to either the short-term nature of such instruments or the fact that the interest rate of the revolving credit debt is based upon current market rates.

The fair values of Griffon’s 2018 senior notes, 2017 and 2023 4% convertible notes approximated $518,000, $91,400 and $544, respectively on September 30, 2011. Fair values were based upon quoted market prices (level 1 inputs).

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share data)

Insurance contracts with a value of $4,276 and trading securities with a value of $633 at September 30, 2011, are measured and recorded at fair value based upon quoted prices in active markets for identical assets (level 1 inputs).

Items Measured at Fair Value on a Recurring Basis

At September 30, 2011, Griffon had $2,750 of Australian dollar contracts at a weighted average rate of $0.96. The contracts, which protect Australia operations from currency fluctuations for U.S. dollar based purchases, do not qualify for hedge accounting and a fair value gain of $165 was recorded in other assets and to other income for the outstanding contracts based on similar contract values (level 2 inputs) for the year ended September 30, 2011. All contracts expire in 30 to 90 days.

At September 30, 2010, Griffon had an aggregate $3,845 of interest rate swaps. The swaps did not qualify for hedge accounting, there was no pretax gain or loss recognized in other comprehensive income and they were included in accrued expenses and other current liabilities. As part of the acquisition of ATT, these swaps were terminated in October 2010.

Pension plan assets with a fair value of $137,678 at September 30, 2011, are measured and recorded at fair value based upon quoted prices in active markets for identical assets (level 1 and level 2 inputs).

Non-U.S. currency translation

Assets and liabilities of non-U.S. subsidiaries, where the functional currency is not the U.S. dollar, have been translated at year-end exchange rates and profit and loss accounts have been translated using weighted average exchange rates. Adjustments resulting from currency translation have been recorded in the equity section of the balance sheet as cumulative translation adjustments. Assets and liabilities of an entity that are denominated in currencies other than that entity’s functional currency are remeasured into the functional currency using period end exchange rates, or historical rates where applicable to certain balances. Gains and losses arising on remeasurements are recorded within the Statement of Operations as a component of Other income (expense).

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share data)

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

Accounts receivable, allowance for doubtful accounts and concentrations of credit risk

Accounts receivable is composed principally of trade accounts receivable that arise primarily from the sale of goods or services on account and is stated at historical cost. A substantial portion of Griffon’s trade receivables are from customers of HBP, of which the largest customer is Home Depot, whose financial condition is dependent on the construction and related retail sectors of the economy. In addition, a significant portion of Griffon’s trade receivables are from one Plastics customer, P&G, whose financial condition is dependent on the consumer products and related sectors of the economy. Telephonics sells its products to domestic and international government agencies, as well as commercial customers. As a percentage of consolidated accounts receivable, the U.S. Government was 20%, while Home Depot and P&G were under 10%. Griffon performs continuing evaluations of the financial condition of its customers, and although Griffon generally does not require collateral, letters of credit may be required from customers in certain circumstances.

Trade receivables are recorded at the stated amount, less allowance for doubtful accounts and, when appropriate, for customer program reserves and cash discounts. The allowance represents estimated uncollectible receivables associated with potential customer defaults on contractual obligations (usually due to customers’ potential insolvency). The allowance for doubtful accounts includes amounts for certain customers where a risk of default has been specifically identified, as well as an amount for customer defaults based on a formula when it is determined the risk of some default is probable and estimable, but cannot yet be associated with specific customers.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share data)

The provision related to the allowance for doubtful accounts was recorded in SG&A expenses.

Customer program reserves and cash discounts are netted against accounts receivable when it is customer practice to reduce invoices for these amounts. The amount netted against accounts receivable in 2011 and 2010 was $12,683 and $11,827, respectively.

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

Griffon’s businesses typically do not require inventory that is susceptible to becoming obsolete or dated. In general, Telephonics sells products in connection with programs authorized and approved under contracts awarded by the U.S. Government or agencies thereof, either as prime or subcontractor, and in accordance with customer specifications. Plastics produces fabricated materials used by customers in the production of their products and these materials are produced against orders by those customers. HBP produces doors and non-powered lawn and garden tools in response to orders from customers of retailers and dealers or based on expected orders, as applicable.

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

Depreciation expense, which includes amortization of assets under capital leases, was $52,844, $38,456 and $40,919 for the years ended September 30, 2011, 2010 and 2009, respectively, and was calculated on a straight-line basis over the estimated useful lives of the assets. Estimated useful lives for property, plant and equipment are as follows: buildings and building improvements, 25 to 40 years; machinery and equipment, 2 to 15 years and leasehold improvements, over the term of the lease or life of the improvement, whichever is shorter.

Capitalized interest costs included in property, plant and equipment were $2,250, $1,700 and $1,400 for the years ended September 30, 2011, 2010 and 2009, respectively. The original cost of fully-depreciated property, plant and equipment remaining in use at September 30, 2011 was approximately $183,000.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share data)

Goodwill and indefinite-lived intangibles

Goodwill is the excess of the acquisition cost of a business over the fair value of the identifiable net assets acquired. Goodwill is not amortized, but is subject to an annual impairment test unless during an interim period, impairment indicators, such as a significant change in the business climate, exist.

Griffon performed its annual impairment testing of goodwill as of September 30, 2011. The performance of the test involves a two-step process. The first step involves comparing the fair value of Griffon’s reporting units with the reporting unit’s carrying amount, including goodwill. Griffon generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the present value of expected future cash flows. This method uses Griffon’s own market assumptions. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, Griffon performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.

Griffon defines its reporting units as its three segments.

Griffon used five year projections and a 3% terminal value to which discount rates between 10.00% and 10.25% were applied to calculate each unit’s fair value. To substantiate fair values derived from the income approach methodology of valuation, the implied fair value was reconciled to Griffon’s market capitalization, the results of which supported the implied fair values. Any changes in key assumptions or management judgment with respect to a reporting unit or its prospects, which may result from a decline in Griffon’s stock price, a change in market conditions, market trends, interest rates or other factors outside Griffon’s control, or significant underperformance relative to historical or project future operating results, could result in a significantly different estimate of the fair value of the reporting units, which could result in a future impairment charge.

Based upon the results of the annual impairment review, it was determined that the fair value of each reporting unit substantially exceeded the carrying value of the assets, as performed under step one, and no impairment existed.

Similar to Goodwill, Griffon tests indefinite-lived intangible assets at least annually unless indicators of impairment exist. Griffon uses a discounted cash flow method to calculate and compare the fair value of the intangible to its book value. This method uses Griffon’s own market assumptions which are reasonable and supportable. If the fair value is less than the book value of the indefinite-lived intangibles, an impairment charge would be recognized. There was no impairment related to any indefinite-lived intangible assets in 2011.

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

For 2011 and 2010, the future undiscounted cash flows expected to be generated from the use of definite-lived long-lived assets were substantially greater than the carrying value of the assets, and as such, there was no impairment.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share data)

Income taxes

Income taxes are accounted for under the liability method. Deferred taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. The carrying value of Griffon’s deferred tax assets is dependent upon Griffon’s ability to generate sufficient future taxable income in certain tax jurisdictions. Should Griffon determine that it is more likely than not that some portion of the deferred tax assets will not be realized, a valuation allowance against the deferred tax assets would be established in the period such determination was made.

Griffon provides for uncertain tax positions and any related interest and penalties based upon Management’s assessment of whether a tax benefit is more likely than not of being sustained upon examination by tax authorities. At September 30, 2011 Griffon believes that it has appropriately accounted for all unrecognized tax benefits. As of September 30, 2011, 2010 and 2009, Griffon has recorded unrecognized tax benefits in the amount of $12,910, $11,764 and $8,138, respectively. Accrued interest and penalties related to income tax matters are recorded in the provision for income taxes.

Research and development costs, shipping and handling costs and advertising costs

Research and development costs not recoverable under contractual arrangements are charged to SG&A expense as incurred and amounted to $23,900, $21,400 and $17,800 in 2011, 2010 and 2009, respectively.

SG&A expenses include shipping and handling costs of $41,600 in 2011, $32,100 in 2010 and $30,500 in 2009 and advertising costs, which are expensed as incurred, of $19,600 in 2011, $14,700 in 2010 and $15,200 in 2009.

Risk, Retention and Insurance

Griffon’s property and casualty insurance programs contain various deductibles that, based on Griffon’s experience, are typical and customary for a company of its size and risk profile. Griffon generally maintains deductibles for claims and liabilities related primarily to workers’ compensation, general, product and automobile liability as well as property damage and business interruption losses resulting from certain events. Griffon does not consider any of the deductibles to represent a material risk to Griffon. Griffon accrues for claim exposures that are probable of occurrence and can be reasonably estimated. Insurance is maintained to transfer risk beyond the level of self-retention and provides protection on both an individual claim and annual aggregate basis.

In the U.S., Griffon currently self-assumes its general and product liability claims up to $350 per occurrence and its workers’ compensation and automobile liability claims up to $250 per occurrence. Third-party insurance provides primary level coverage in excess of these deductible amounts up to certain specified limits. In addition, Griffon has excess liability insurance from third-party insurers on both an aggregate and an individual occurrence basis substantially in excess of the limits of the primary coverage.

Griffon has local insurance coverage in Germany, Brazil, Ireland, Australia, Turkey, Mexico and China which is subject to reasonable deductibles. Griffon has worldwide excess coverage above these local programs.

Griffon Corporation and its U.S. subsidiaries also self assume health related claims to a maximum of $300 per participant, per year.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share data)

Pension Benefits

Griffon sponsors defined and supplemental benefit pension plans for certain employees and retired employees. Annual amounts relating to these plans are recorded based on actuarial projections, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases and turnover rates. The actuarial assumptions used to determine pension liabilities and assets, as well as pension expense, are reviewed on an annual basis when modifications to assumptions are made based on current economic conditions and trends. The expected return on plan assets is determined based on the nature of the plans’ investments and expectations for long-term rates of return. The discount rate used to measure obligations is based on a corporate bond spot-rate yield curve that matches projected future benefit payments with the appropriate spot rate applicable to the timing of the projected future benefit payments. The assumptions utilized in recording Griffon’s obligations under the defined benefit pension plans are believed to be reasonable based on experience and advice from independent actuaries; however, differences in actual experience or changes in the assumptions may materially affect Griffon’s financial position or results of operations.

The U.S. components of the defined benefit plans, which excludes the supplemental and post retirement healthcare and insurance benefit plans, are frozen and have stopped accruing benefits.

The ATT qualified defined benefit plan has been frozen to new entrants since November 2009 and stopped accruing benefits in December 2009.

The ATT supplemental executive retirement plan was frozen to new entrants and participants in the plan stopped accruing benefits in 2008.

Newly issued but not yet effective accounting pronouncements

In June 2011, the FASB issued new accounting guidance which requires the presentation the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. The new accounting rules eliminate the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The new accounting rules will be effective for the Company in 2013 and is not expected to have a material effect on the Company’s financial condition or results of operations.

In September 2011, the FASB issued new accounting guidance that allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative impairment testing of goodwill and indefinite life intangibles. This guidance is effective for the Company in 2013 and is not expected to have an impact on the Company’s financial condition or result of operations.

Recently issued effective accounting pronouncements

In October 2009, the FASB issued new guidance on accounting for multiple-deliverable arrangements to enable vendors to account for products and services separately rather than as a combined unit. The guidance addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The new guidance was effective as of the beginning of the annual reporting period commencing after June 15, 2010, and was adopted by Griffon as of October 1, 2010; adoption had no material effect on Griffon’s consolidated financial statements.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share data)

NOTE 2 — ACQUISITION

On September 30, 2010, Griffon purchased all of the outstanding stock of CHATT Holdings, Inc. (“ATT Holdings”), the parent of ATT, on a cash and debt-free basis, for $542,000 in cash, subject to certain adjustments (the “Purchase Price”). ATT is a global provider of non-powered lawn and garden tools, wheelbarrows, and other outdoor work products to the retail and professional markets. ATT’s brands include Ames®, True Temper®, Ames True Temper®, Garant®, Union Tools®, Razor-back®, Jackson®, Hound Dog® and Dynamic DesignTM. ATT’s brands hold the number one or number two market positions in their respective major product categories. The acquisition of ATT expands Griffon’s position in the home and building products market and provides Griffon the opportunity to recognize synergies with its other businesses.

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

ATT’s results of operations are not included in the Griffon consolidated statements of operations or cash flows, or footnotes relating thereto prior to October 1, 2010, except where explicitly stated as pro-forma results. The Griffon consolidated balance sheet at September 30, 2010 and related notes thereto include ATT’s balances at that date.

The accounts of the acquired company, after adjustments to reflect fair market values assigned to assets and liabilities, have been included in the consolidated financial statements from the date of acquisition.

The following table summarizes the final fair values of the assets acquired and liabilities assumed as of the date of the acquisition and the amounts assigned to goodwill and intangible asset classifications:

2010

Current assets, net of cash acquired	$195,214
PP&E	72,752
Goodwill *	264,592
Intangibles	203,290
Other assets	1,124

Total assets acquired	736,972
Total liabilities assumed	(194,972)

Net assets acquired	$542,000

The amounts assigned to goodwill and major intangible asset classifications by segment for the acquisition are as follows:

	2010	Amortization Period (Years)

Goodwill (non-deductible) *	$264,592	N/A
Tradenames (non-deductible)	76,090	Indefinite
Customer relationships (non-deductible)	127,200	25

	$467,882

*During 2011, acquisition date Goodwill was increased $3,528, due to the prospective federal consolidated tax reporting of ATT and GFF, and accounting for the completion of ATT’s 2010 federal tax return, and finalization of certain accrual and fixed asset valuations.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share data)

Pro Forma Information

The following unaudited pro forma information illustrates the effect on Griffon’s revenue and net earnings for the twelve-month period ended September 30, 2010, assuming that the acquisition had taken place on October 1, 2008.

	Years Ended September 30,
	2010	2009

Revenue from continuing operations:
As reported	$1,293,996	$1,194,050
Pro forma	1,737,630	1,659,524
Net earnings from continuing operations:
As reported	$9,504	$17,918
Pro forma	16,885	22,690
Diluted earnings per share from continuing operations:
As reported	$0.16	$0.30
Pro forma	0.28	0.38

Average shares - Diluted (in thousands)	59,993	59,002

These pro forma results have been prepared for comparative purposes only and include certain adjustments to actual financial results for the period presented, such as imputed financing costs, and estimated additional amortization and depreciation expense as a result of intangibles and fixed assets acquired, measured at fair value. They do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated or that may result in the future.

NOTE 3 — INVENTORIES

The following table details the components of inventory:

	At September 30, 2011	At September 30, 2010

Raw materials and supplies	$76,563	$64,933
Work in process	66,585	69,107
Finished goods	120,661	134,761

Total	$263,809	$268,801

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share data)

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT

The following table details the components of property, plant and equipment, net:

	At September 30, 2011	At September 30, 2010

Land, building and building improvements	$126,340	$126,785
Machinery and equipment	571,414	497,851
Leasehold improvements	32,867	33,455

	730,621	658,091
Accumulated depreciation and amortization	(380,571)	(343,331)

Total	$350,050	$314,760

NOTE 5 — GOODWILL AND OTHER INTANGIBLES

The following table provides changes in carrying value of goodwill by segment through the year ended September 30, 2011:

	At September 30, 2009	Goodwill from 2010 acquisitions	Other adjustments including currency translations	At September 30, 2010	Other adjustments including currency translations	At September 30, 2011

Home & Building Products**	$—	$264,592	$—	$264,592	$—	$264,592
Telephonics	18,545	—	—	18,545	—	18,545
Plastics	79,112	—	(1,500)	77,612	(3,416)	74,196

Total	$97,657	$264,592	$(1,500)	$360,749	$(3,416)	$357,333

**During 2011, acquisition date Goodwill was increased $3,528, due to the prospective federal consolidated tax reporting of ATT and GFF, and accounting for the completion of ATT’s 2010 federal tax return, and finalization of certain accrual and fixed asset valuations.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	At September 30, 2011			At September 30, 2010

	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization

Customer relationships	$155,602	$13,862	25	$155,798	$6,477
Unpatented technology	6,534	1,749	11	8,154	1,144

Total amortizable intangible assets	162,136	15,611		163,952	7,621
Trademarks	76,664	—		76,680	—

Total intangible assets	$238,800	$15,611		$240,632	$7,621

An unpatented intangible assets with a gross carrying value of $5,958 at October 1, 2009 was reclassified from indefinite lived to amortizable, as information became available that allowed a useful life to be determined; the intangible asset is being amortized over 10 years, its estimated useful life, with effect from October 1, 2009.

Amortization expense for intangible assets subject to amortization was $7,867, $1,987 and $1,427 for the years ended September 30, 2011, 2010 and 2009, respectively. Amortization expense for each of the next five years, based on current intangible balances and classifications, is estimated as follows: 2012 - $7,654; 2013 - $7,467; 2014 - $7,234; 2015 - $7,061 and 2016 - $6,888.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share data)

NOTE 6 — DISCONTINUED OPERATIONS

In 2008, as a result of the downturn in the residential housing market, Griffon exited substantially all operating activities of its Installation Services segment which sold, installed and serviced garage doors and openers, fireplaces, floor coverings, cabinetry and a range of related building products, primarily for the new residential housing market. Operating results of substantially all this segment has been reported as discontinued operations in the Consolidated Statements of Operations for all periods presented; the Installation Services segment is excluded from segment reporting.

In May 2008, Griffon’s Board of Directors approved a plan to exit substantially all operating activities of the Installation Services segment in 2008. In the third quarter of 2008, Griffon sold nine units to one buyer, closed one unit and merged two units into CBP. In the fourth quarter of 2008, Griffon sold its two remaining units in Phoenix and Las Vegas.

Griffon substantially concluded its remaining disposal activities in the second quarter of 2009. There was no reported revenue in 2011, 2010 and 2009.

The following amounts related primarily to the Installation Services segment have been segregated from Griffon’s continuing operations and are reported as assets and liabilities of discontinued operations in the consolidated balance sheets:

	At September 30, 2011		At September 30, 2010

	Current	Long-term	Current	Long-term

Assets of discontinued operations:
Prepaid and other current assets	$1,381	$—	$1,079	$—
Other long-term assets	—	3,675	—	5,803

Total assets of discontinued operations	$1,381	$3,675	$1,079	$5,803

Liabilities of discontinued operations:
Accounts payable	$6	$—	$8	$—
Accrued liabilities	3,788	—	4,281	—
Other long-term liabilities	—	5,786	—	8,446

Total liabilities of discontinued operations	$3,794	$5,786	$4,289	$8,446

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share data)

NOTE 7 — ACCRUED LIABILITIES

The following table details the components of accrued liabilities:

	At September 30, 2011	At September 30, 2010

Compensation	$35,327	$54,136
Interest	22,242	6,099
Warranties and rebates	10,439	9,007
Insurance	7,739	10,717
Rent, utilities and freight	3,423	3,210
Income and other taxes	5,014	19,302
Marketing and advertising	1,991	1,551
Professional fees	1,020	4,139
Deferred income taxes	402	4,719
Other	15,188	17,126

Total	$102,785	$130,006

NOTE 8 – RESTRUCTURING AND OTHER RELATED CHARGES

In June 2009, Griffon announced plans to consolidate facilities in CBP. These actions were completed in 2011, consistent with the plan. In completing the consolidation plan, CBP incurred total pre-tax exit and restructuring costs approximating $9,031, substantially all of which was cash charges; charges include $1,160 for one-time termination benefits and other personnel costs, $210 for excess facilities and related costs, and $7,661 for other exit costs, primarily in connection with production realignment, and had $10,365 of capital expenditures. The restructuring costs were $3,611 in 2011, $4,180 in 2010 and $1,240 in 2009. At September 30, 2011, $900 was included in Property, Plant and Equipment, net, for a building held for sale.

In 2011, ATT recognized $886 in restructuring costs primarily related to termination benefits, reducing administrative headcount by 25.

Telephonics recognized $3,046 of restructuring charges in 2011 related to a voluntary early retirement plan and other restructuring costs, reducing headcount by 75.

A summary of the restructuring and other related charges included in the line item “Restructuring and other related charges” in the Consolidated Statements of Operations recognized for 2009, 2010 and 2011 were as follows:

	Workforce Reduction	Facilities & Exit Costs	Other Related Costs	Total

Amounts incurred in:
Year ended September 30, 2009	$207	$672	$361	$1,240
Year ended September 30, 2010	$602	$2,549	$1,029	$4,180
Year ended September 30, 2011	$3,789	$1,809	$1,945	$7,543

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share data)

The activity in the restructuring accrual recorded in accrued liabilities consisted of the following:

	Workforce Reduction	Facilities & Exit Costs	Other Related Costs	Total

Accrued liability at September 30, 2010	$1,541	$—	$—	$1,541
Charges	3,789	1,809	1,945	7,543
Payments	(2,673)	(1,809)	(1,945)	(6,427)

Accrued liability at September 30, 2011	$2,657	$—	$—	$2,657

NOTE 9 – WARRANTY LIABILITY

Telephonics offers warranties against product defects for periods generally ranging from one to two years, depending on the specific product and terms of the customer purchase agreement. Typical warranties require Telephonics to repair or replace the defective products during the warranty period at no cost to the customer. At the time revenue is recognized, Griffon records a liability for warranty costs, estimated based on historical experience and periodically assesses its warranty obligations and adjusts the liability as necessary. ATT offers an express limited warranty for a period of ninety days on all products unless otherwise stated on the product or packaging from the date of original purchase.

Changes in Griffon’s warranty liability, included in Accrued liabilities, were as follows:

	Years Ended September 30,
	2011	2010

Balance, beginning of period	$6,719	$5,707
Assumed in business combination	—	823
Warranties issued and charges in estimated pre-existing warranties	5,415	4,194
Actual warranty costs incurred	(4,171)	(4,005)

Balance, end of period	$7,963	$6,719

NOTE 10 — NOTES PAYABLE, CAPITALIZED LEASES AND LONG-TERM DEBT

The present value of the net minimum payments on capitalized leases as of September 30, 2011 is as follows:

At September 30, 2011

Total minimum lease payments	$15,126
Less amount representing interest	(3,230)

Present value of net minimum lease payments	11,896
Current Portion	(1,046)

Capitalized lease obligation, less current portion	$10,850

Minimum payments under current capital leases for the next five years are as follows: $1,598 in 2012, $1,610 in 2013, $1,560 in 2014, $1,532 in 2015 and $1,497 in 2016.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share data)

Included in the consolidated balance sheet at September 30, 2011 under property, plant and equipment are cost and accumulated depreciation subject to capitalized leases of $10,501 and $1,197, respectively, and included in other assets are deferred interest charges of $257. At September 30, 2010, the amounts subject to capitalized leases were $10,046 and $647, respectively, and included in other assets were deferred interest charges of $283 and restricted cash, for investment in the Troy, Ohio facility, of $4,629. The capitalized leases carry interest rates from 5% to 10% and mature from 2012 through 2022.

In October 2006, a subsidiary of Griffon entered into a capital lease totaling $14,290 for real estate it occupies in Troy, Ohio. Approximately $10,000 was used to acquire the building and the remaining amount is restricted for improvements. The lease matures in 2021, bears interest at a fixed rate of 5.1%, is secured by a mortgage on the real estate and is guaranteed by Griffon.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share data)

Debt at September 30, 2011 and 2010 consisted of the following:

		At September 30, 2011

		Outstanding Balance	Original Issuer Discount	Balance Sheet	Capitalized Fees & Expenses	Coupon Interest Rate

Senior notes due 2018	(a)	$550,000	$—	$550,000	$11,337	7.125%
Revolver due 2016	(a)	—	—	—	2,937	n/a
Convert. debt due 2017	(b)	100,000	(19,693)	80,307	2,474	4.000%
Real estate mortgages	(c)	18,233	—	18,233	379	n/a
ESOP Loans	(d)	24,348	—	24,348	17	n/a
Capital lease - real estate	(e)	11,341	—	11,341	257	5.000%
Convert. debt due 2023	(f)	532	—	532	—	4.000%
Term loan due 2013	(g)	24,096	—	24,096	201	n/a
Revolver due 2011	(g)	—	—	—	33	n/a
Foreign line of credit	(g)	3,780	—	3,780	—	n/a
Other long term debt	(j)	774	—	774	—

Totals		733,104	(19,693)	713,411	$17,635

less: Current portion		(25,164)	—	(25,164)

Long-term debt		$707,940	$(19,693)	$688,247

		At September 30, 2010

		Outstanding Balance	Original Issuer Discount	Balance Sheet	Capitalized Fees & Expenses	Coupon Interest Rate

Convert. debt due 2017	(b)	$100,000	$(22,525)	$77,475	$2,807	4.000%
Real estate mortgages	(c)	7,287	—	7,287	159	n/a
ESOP Loans	(d)	5,000	—	5,000	—	n/a
Capital lease - real estate	(e)	12,182	—	12,182	282	5.000%
Convert. debt due 2023	(f)	532	—	532	—	4.000%
Term loan due 2016	(h)	375,000	(7,500)	367,500	9,782	7.800%
Asset based loan	(h)	25,000	(625)	24,375	3,361	4.500%
Revolver due 2013	(i)	30,000	—	30,000	476	1.800%
Other long term debt	(j)	485	—	485	—

Totals		555,486	(30,650)	524,836	$16,867

less: Current portion		(20,901)	—	(20,901)

Long-term debt		$534,585	$(30,650)	$503,935

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share data)

		Year Ended September 30, 2011

		Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense

Senior notes due 2018	(a)	7.4%	$21,118	$—	$881	$21,999
Revolver due 2016	(a)	n/a	—	—	332	332
Convert. debt due 2017	(b)	9.0%	3,944	2,832	443	7,219
Real estate mortgages	(c)	5.6%	761	—	86	847
ESOP Loans	(d)	2.7%	345	—	67	412
Capital lease - real estate	(e)	5.3%	602	—	26	628
Convert. debt due 2023	(f)	4.0%	20	—	—	20
Term loan due 2013	(g)	n/a	338	—	71	409
Revolver due 2011	(g)	n/a	90	—	107	197
Foreign line of credit	(g)	3.0%	91	—	—	91
Term loan due 2016	(h)	9.5%	13,405	572	838	14,815
Asset based loan	(h)	6.2%	1,076	58	341	1,475
Revolver due 2013	(i)	1.2%	160	—	79	239
Other long term debt	(j)		104	—	—	104
Capitalized interest			(941)	—	—	(941)

Totals			$41,113	$3,462	$3,271	$47,846

		Year Ended September 30, 2010

		Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense

Convert. debt due 2017	(b)	9.1%	$3,240	$1,847	$382	$5,469
Real estate mortgages	(c)	6.4%	487	—	18	505
ESOP Loans	(d)	1.6%	87	—	—	87
Capital lease - real estate	(e)	5.2%	634	—	25	659
Convert. debt due 2023	(f)	9.4%	2,021	2,037	155	4,213
Term loan due 2016	(h)	7.8%	86	—	—	86
Asset based loan	(h)	4.3%	1,181	—	404	1,585
Revolver due 2013	(i)	2.7%	575	—	191	766
Other long term debt	(j)		39	—	—	39
Capitalized interest			(1,087)	—	—	(1,087)

Totals			$7,263	$3,884	$1,175	$12,322

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share data)

		Year Ended September 30, 2009

		Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense

Real estate mortgages	(c)	6.4%	$516	$—	$18	$534
ESOP Loans	(d)	2.7%	148	—	—	148
Capital lease - real estate	(e)	5.6%	672	—	25	697
Convert. debt due 2023	(f)	9.0%	3,010	4,038	530	7,578
Foreign line of credit	(g)	17.1%	216	—	—	216
Asset based loan	(h)	5.4%	1,563	—	407	1,970
Revolver due 2013	(i)	4.2%	1,459	—	191	1,650
Other long term debt	(j)		580	—	—	580
Capitalized interest			(282)	—	—	(282)

Totals			$7,882	$4,038	$1,171	$13,091

Minimum payments under debt agreements for the next five years are as follows: $25,164 in 2012, $14,176 in 2013, $5,643 in 2014, $3,017 in 2015 and $13,684 in 2016.

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

On August 9, 2011, Griffon exchanged all of the Senior Notes for substantially identical Senior Notes registered under the Securities Act of 1933, via an exchange offer.

On March 18, 2011, Griffon entered into a five-year $200,000 Revolving Credit Facility (“Credit Agreement”), which includes a letter of credit sub-facility with a limit of $50,000, a multi-currency sub-facility of $50,000 and a swingline sub-facility with a limit of $30,000. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility or the occurrence of a default or event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate plus an applicable margin, which will decrease based on financial performance. The margins are 1.50% for base rate loans and 2.50% for LIBOR loans, in each case without a floor. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio as well as customary affirmative and negative covenants and events of default. The Credit Agreement also includes certain restrictions, such as limitations on the incurrence of indebtedness and liens and the making of restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by certain domestic subsidiaries and are secured, on a first priority basis, by substantially all assets of the Company and the guarantors.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share data)

At September 30, 2011, there were $20,250 of standby letters of credit outstanding under the Credit Agreement; $179,750 was available for borrowing at that date.

(b)

On December 21, 2009, Griffon issued $100,000 principal of 4% convertible subordinated notes due 2017 (the “2017 Notes”). The initial conversion rate of the 2017 Notes was 67.0799 shares of Griffon’s common stock per $1,000 principal amount of notes, corresponding to an initial conversion price of $14.91 per share, a 23% conversion premium over the $12.12 closing price on December 15, 2009. Griffon used 8.75% as the nonconvertible debt-borrowing rate to discount the 2017 Notes and will amortize the debt discount through January 2017. At issuance, the debt component of the 2017 Notes was $75,437 and debt discount was $24,563. At September 30, 2011 and September 30, 2011, the 2017 Notes had a capital in excess of par component, net of tax, of $15,720.

(c)

On December 20, 2010, Griffon entered into two second lien real estate mortgages to secure new loans totaling $11,834. The loans mature in February 2016, are collateralized by the related properties and are guaranteed by Griffon. The loans bear interest at a rate of LIBOR plus 3% with the option to swap to a fixed rate.

Griffon has other real estate mortgages, collateralized by real property, that bear interest at rates from 6.3% to 6.6% with maturities extending through 2016. Subsequent to year end, the mortgage at Russia, Ohio was fully paid.

(d)

Griffon’s Employee Stock Ownership Plan (“ESOP”) entered into a loan agreement in August 2010 to borrow $20,000 over a one-year period, to be used to purchase Griffon common stock in the open market. The loan bears interest at a) LIBOR plus 2.5% or b) the lender’s prime rate, at Griffon’s option. In November 2011, Griffon converted the outstanding loan to a five-year term; principal is payable in quarterly installments of $250, beginning December 2011, with the remainder due at maturity (November 2016). The loan is secured by shares purchased with the proceeds of the loan, and repayment is guaranteed by Griffon. At September 30, 2011, 1,874,737 shares have been purchased and the outstanding balance was $19,973.

In addition, the ESOP has a loan agreement, guaranteed by Griffon, which requires quarterly principal payments of $156 and interest through the expiration date of September 2012 at which time the $3,900 balance of the loan, and any outstanding interest, will be payable. The primary purpose of this loan was to purchase 547,605 shares of Griffon’s common stock in October 2008. The loan is secured by shares purchased with the proceeds of the loan, and repayment is guaranteed by Griffon. The loan bears interest at rates based upon the prime rate or LIBOR. At September 30, 2011, $4,375 was outstanding.

(e)

In October 2006, CBP entered into a capital lease totaling $14,290 for real estate in Troy, Ohio. Approximately $10,000 was used to acquire the building and the remaining amount was restricted for improvements. The lease matures in 2021, bears interest at a fixed rate of 5.1%, is secured by a mortgage on the real estate and is guaranteed by Griffon.

(f)

At September 30, 2011 and September 30, 2010, Griffon had $532 of 4% convertible subordinated notes due 2023 (the “2023 Notes”) outstanding. Holders of the 2023 Notes may require Griffon to repurchase all or a portion of their 2023 Notes on July 18, 2013 and 2018, if Griffon’s common stock price is below the conversion price of the 2023 Notes, as well as upon a change in control.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share data)

At September 30, 2011 and September 30, 2010, the 2023 Notes had no capital in excess of par value component as substantially all of these notes were put to Griffon at par and settled in July 2010.

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

(g)

In November 2010, Clopay Europe GMBH (“Clopay Europe”) entered into a €10,000 revolving credit facility and a €20,000 term loan. The facility accrues interest at Euribor plus 2.35% per annum, and the term loan accrues interest at Euribor plus 2.45% per annum. The revolving facility matures in November 2011, but is renewable upon mutual agreement with the bank. In July 2011, the full €20,000 was drawn on the Term Loan, with a portion of the proceeds used to repay borrowings under the revolving credit facility. The term loan is payable in ten equal quarterly installments which began in September 2011, with maturity in December 2013. Under the term loan, Clopay Europe is required to maintain a certain minimum equity to assets ratio and keep leverage below a certain level, defined as the ratio of total debt to EBITDA. There were no borrowings outstanding under the revolving facility at September 30, 2011 and €10,000 was available for borrowing.

Clopay do Brazil, a subsidiary of Plastics, maintains lines of credit of approximately $4,500. Interest on borrowings accrue at a rate of LIBOR plus 3.8% or CDI plus 5.6%. $3,780 was borrowed under the lines and $720 was available as of as of September 30, 2011.

(h)

In connection with the ATT acquisition, Clopay Ames True Temper Holding Corp. (“Clopay Ames”), a subsidiary of Griffon, entered into the $375,000 secured term Loan (“Term Loan”) and a $125,000 asset based lending agreement (“ABL”). The acquisition, including all related transaction costs, was funded by proceeds of the Term Loan, $25,000 drawn under the New ABL, and $168,000 of Griffon cash. ATT’s previous outstanding debt was repaid in connection with the acquisition. The ABL replaced an existing ABL from 2008 by CBP and Plastics.

On November 30, 2010, Clopay Ames, as required under the Term Loan agreement, entered into an interest rate swap on a notional amount of $200,000 of the Term Loan. The agreement fixed the LIBOR component of the Term Loan interest rate at 2.085% for the notional amount of the swap.

On March 17, 2011, the Term Loan and swap were terminated, and on March 18, 2011 the ABL was terminated, in connection with the issuance of the Senior Notes and Credit Agreement.

(i)

In March 2008, Telephonics entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which the lenders agreed to provide a five-year, revolving credit facility of $100,000 (the “TCA”). The TCA terminated in connection with the Credit Agreement.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share data)

(j)	Primarily capital leases.

At September 30, 2011, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements.

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

NOTE 11 – EMPLOYEE BENEFIT PLANS

Griffon offers defined contribution plans to most of its U.S. employees. In addition to employee contributions to the plans, Griffon makes contributions based upon various percentages of compensation and/or employee contributions, which were $7,500 in 2011, $5,200 in 2010 and $5,800 in 2009.

The Company also provides healthcare and life insurance benefits for certain groups of retirees through several plans. For certain employees, the benefits are at fixed amounts per retiree and are partially contributory by the retiree. The post-retirement benefit obligation was $2,177 and $2,005 as of September 30, 2011 and 2010. The accumulated other comprehensive loss for these plans was $78 and zero as of September 30, for 2011 and 2010, respectively and the 2011 and 2010 benefit expense was $175 and $87, respectively. It is the Company’s practice to fund these benefits as incurred.

Griffon also has qualified and a non-qualified defined benefit plans covering certain employees with benefits based on years of service and employee compensation. Over time, these amounts will be recognized as part of net periodic pension costs in the Consolidated Statements of Operations.

Griffon is responsible for overseeing the management of the investments of the qualified defined benefit plan and uses the service of an investment manager to manage these assets based on agreed upon risk profiles set by Griffon management. The primary objective of the qualified defined benefit plan is to secure participant retirement benefits. As such, the key objective in this plan’s financial management is to promote stability and, to the extent appropriate, growth in the funded status. Financial objectives are established in conjunction with a review of current and projected plan financial requirements. The fair value of a majority of the plan assets were determined by the plans’ trustee using quoted market prices identical instruments (level 1 inputs) as of September 30, 2011. The fair value of various other investments were determined by the plan’s trustee using direct observable market corroborated inputs, including quoted market prices for similar assets (level 2 inputs).

The U.S. components of the defined benefit plans, which excludes the supplemental and post retirement healthcare and insurance benefit plans, are frozen and have stopped accruing benefits.

The Clopay qualified defined benefit plan has been frozen to new entrants since December 2000. Certain employees who were part of the plan prior to December 2000 continued to accrue a service benefit through December 2010, at which time all plan participants stopped accruing service benefits. A 10% change in the discount rate, average wage increase or return on assets would not have a material effect on the financial statements of Griffon.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share data)

The ATT qualified defined benefit plan has been frozen to all new entrants since November 2009 and stopped accruing benefit in December 2009.

The ATT supplemental executive retirement plan was frozen to new entrants and participants in the plan stopped accruing benefits in 2008.

Griffon uses judgment to estimate the assumptions used in determining the future liability of the plan, as well as the investment returns on the assets invested for the plan. The expected return on assets assumption used for pension expense was developed through analysis of historical market returns, current market conditions and the past experience of plan asset investments. The discount rate assumption is determined by developing a yield curve based on high quality bonds with maturities matching the plans’ expected benefit payment stream. The plans’ expected cash flows are then discounted by the resulting year-by-year spot rates.

Net periodic costs were as follows:

	Defined Benefits for the Years Ended September 30,			Supplemental Benefits for the Years Ended September 30,

	2011	2010	2009	2011	2010	2009

Net periodic (benefit) costs
Service cost	$377	$529	$425	$34	$29	$22
Interest cost	9,552	1,645	1,638	1,759	1,984	2,586
Expected return on plan assets	(11,501)	(1,371)	(1,723)	—	—	—

Amortization of:
Prior service costs	8	9	9	1,141	328	328
Actuarial loss	1,144	1,064	325	328	986	596
Transition obligation	—	—	(1)	—	—	—

Total net periodic (benefit) costs	$(420)	$1,876	$673	$3,262	$3,327	$3,532

The tax benefits in 2011, 2010 and 2009 for the amortization of pension costs in other comprehensive income were $798, $835 and $440, respectively.

The estimated net actuarial loss and prior service cost that will be amortized from Accumulated other comprehensive income into net periodic pension cost during 2011 are $2,551 and $177, respectively.

The weighted-average assumptions used in determining the net periodic benefit costs were as follows:

	Defined Benefits for the Years Ended September 30,			Supplemental Benefits for the Years Ended September 30,

	2011	2010	2009	2011	2010	2009

Discount rate	4.89%	5.60%	7.50%	4.26%	5.00%	7.50%
Average wage increase	0.72%	3.50%	3.50%	4.89%	5.00%	5.00%
Expected return on assets	7.72%	7.00%	8.50%	—	—	—

Plan assets and benefit obligation of the defined benefit plans were as follows:

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share data)

	Defined Benefits at September 30,		Supplemental Benefits at September 30,

	2011	2010	2011	2010

Change in benefit obligation
Benefit obligation at beginning of fiscal year	$200,208	$29,803	$43,220	$41,632
Assumed in business combination	—	166,689	—	876
Benefits earned during the year	378	529	34	29
Interest cost	9,552	1,644	1,758	1,984
Plan participant contributions	25	—	—	—
Benefits paid	(10,607)	(1,372)	(3,915)	(3,898)
Effect of foreign currency	13	—	—	—
Actuarial loss	13,091	2,915	188	2,597

Benefit obligation at end of fiscal year	212,660	200,208	41,285	43,220

Change in Plan Assets
Fair value of plan assets at beginning of fiscal year	133,733	19,877	—	—
Assumed in business combination	—	109,490	—	—
Actual return on plan assets	636	2,176	—	—
Plan participant contributions	25	—	—	—
Company contributions	13,889	3,562	3,915	3,898
Effect of foreign currency	2	—	—	—
Benefits paid	(10,607)	(1,372)	(3,915)	(3,898)

Fair value of plan assets at end of fiscal year	137,678	133,733	—	—

Projected benefit obligation in excess of plan assets	$(74,982)	$(66,475)	$(41,285)	$(43,220)

Amounts recognized in the statement of financial position consist of:
Accrued liabilities	$—	$—	$(3,918)	$(3,932)
Other liabilities (long-term)	(74,982)	(66,475)	(37,367)	(39,288)

Total Liabilites	(74,982)	(66,475)	(41,285)	(43,220)

Net actuarial losses	38,057	15,236	19,491	20,445
Prior service cost	16	24	284	611
Deferred taxes	(13,326)	(5,341)	(6,921)	(7,370)

Total Accumulated other comprehensive loss, net of tax	24,747	9,919	12,854	13,686

Net amount recognized at September 30,	$(50,235)	$(56,556)	$(28,431)	$(29,534)

Accumulated benefit obligations	$212,430	$199,604	$40,878	$42,827

Information for plans with accumulated benefit obligations in excess of plan assets:
ABO	$212,430	$199,604	$40,878	$42,827
PBO	212,660	200,208	41,285	43,220
Fair value of plan assets	137,678	133,733	—	—

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share data)

The weighted-average assumptions used in determining the benefit obligations were as follows:

	Defined Benefits at September 30,		Supplemental Benefits at September 30,

	2011	2010	2011	2010

Weighted average discount rate	4.44%	4.89%	4.30%	4.26%
Weighted average wage increase	0.11%	0.73%	4.89%	4.90%

The actual and weighted-average assets allocation for qualified benefit plans were as follows:

	At September 30,

	2011	2010	Target

Equity securities	55.0%	64.0%	63.0%
Fixed income	41.0%	35.0%	37.0%
Other	4.0%	1.0%	0.0%

Total	100.0%	100.0%	100.0%

Estimated future benefit payments to retirees, which reflect expected future service, are as follows:

For the fiscal years ending September	Defined Benefits	Supplemental Benefits

2012	$10,361	$3,918
2013	10,667	3,941
2014	10,891	3,940
2015	11,131	3,871
2016	11,397	3,740
2017 through 2021	61,080	15,814

Griffon expects to contribute $8,601 to the Defined Benefit plans in 2012, in addition to the $3,918 in payments related to the Supplemental Benefits that will primarily be funded from the general assets of Griffon.

The majority of Griffon’s qualified pension plans are covered by the Pension Protection Act of 2006. The weighted average Adjusted Funding Target Attainment Percent (“AFTAP”) for these plans as of January 1, 2011 was 80%, with all of the plans at or in excess of the 80% threshold; as such there were no plan restrictions. The expected level of 2012 catch up contributions is $6,052.

The following is a description of the valuation methodologies used for plan assets measured at fair value:

Short-term investment funds – The fair value is determined using the Net Asset Value (“NAV”) provided by the administrator of the fund. The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of shares outstanding. The NAV is a quoted price in a market that is not active and is primarily classified as Level 2. These investments can be liquidated on demand.

Government and agency securities – When quoted market prices are available in an active market, the investments are classified as Level 1. When quoted market prices are not available in an active market, the investments are classified as Level 2.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share data)

Equity Securities – The fair values reflect the closing price reported on a major market where the individual securities are traded. These investments are classified within Level 1 of the valuation hierarchy.

Debt securities – The fair values are based on a compilation of primarily observable market information or a broker quote in a non-active market. These investments are primarily classified within Level 2 of the valuation hierarchy.

Commingled funds – The fair values are determined using NAV provided by the administrator of the fund. The NAV is based on the value of the underlying assets owned by the trust/entity, minus its liabilities, and then divided by the number of shares outstanding. These investments are generally classified within Level 2 of the valuation hierarchy and can be liquidated on demand.

The following table presents the fair values of Griffon’s pension and post-retirement plan assets by asset category:

At September 30, 2011

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Short-term investment funds	$—	$667	$—	$667
Government agency securities	382	2,741	—	3,123
Debt instruments	—	14,876	—	14,876
Equity securities	68,313	3,841	—	72,154
Commingled funds	—	46,858	—	46,858

Total	$68,695	$68,983	$—	$137,678

At September 30, 2010

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Short-term investment funds	$—	$190	$—	$190
Government agency securities	2,030	2,780	—	4,810
Debt instruments	—	15,255	—	15,255
Equity securities	60,807	4,023	—	64,830
Commingled funds	—	48,648	—	48,648

Total	$62,837	$70,896	$—	$133,733

Griffon has an ESOP that covers substantially all domestic employees. All employees of Griffon, who are not members of a collective bargaining unit, automatically become eligible to participate in the plan on the October 1st following completion of one year of service. Griffon’s securities are allocated to participants’ individual accounts based on the proportion of each participant’s aggregate compensation (not to exceed $245 for the plan year ended September 30, 2011), bears to the total of all participants’ compensation. Shares of the ESOP which have been allocated to employee accounts are charged to expense based on the fair value of the shares transferred and are treated as outstanding in earnings per share. Compensation expense under the ESOP was $841 in 2011, $1,011 in 2010 and $796 in 2009. The cost of the shares held by the ESOP and not yet allocated to employees is reported as a reduction of Shareholders’ Equity. The fair value of the unallocated ESOP shares as of September 30, 2011 and 2010 based on the closing stock price of Griffon’s stock was $19,761 and $7,640, respectively.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share data)

The ESOP shares were as follows:

	At September 30,

	2011	2010

Allocated shares	2,158,009	2,213,122
Unallocated shares	2,415,754	626,725

	4,573,763	2,839,847

NOTE 12 – INCOME TAXES

Income taxes have been based on the following components of Income before taxes and discontinued operations:

	For the Years Ended September 30,

	2011	2010	2009

Domestic	$(17,869)	$7,360	$10,260
Non-U.S.	3,520	6,452	9,345

	$(14,349)	$13,812	$19,605

Provision (benefit) for income taxes on income from continuing operations was comprised of the following:

	For the Years Ended September 30,

	2011	2010	2009

Current	$(4,169)	$7,974	$4,831
Deferred	(2,749)	(3,666)	(3,144)

Total	$(6,918)	$4,308	$1,687

U.S. Federal	$(8,988)	$5,426	$984
State and local	91	(1,795)	1,543
Non-U.S.	1,979	677	(840)

Total provision	$(6,918)	$4,308	$1,687

Griffon’s income tax provision (benefit) included benefits of ($733) in 2011, ($2,740) in 2010 and ($1,387) in 2009 reflecting the reversal of previously recorded tax liabilities primarily due to the resolution of various tax audits and due to the closing of certain statutes for prior years’ tax returns.

Differences between the effective income tax rate applied to income from continuing operations and U.S. Federal income statutory rate were as follows:

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share data)

	For the Years Ended September 30,

	2011	2010	2009

U.S. Federal income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of Federal benefit	1.9	2.6	4.8
Non-U.S. taxes	(5.3)	(11.3)	(21.0)
Acquisition costs	—	9.5	—
Reduction of tax contingency reserves	(2.2)	(5.5)	(1.0)
Executive Compensation	(13.1)	—	—
Non-U.S. dividends	—	—	4.3
Valuation allowance	27.2	—	(14.9)
Meals and entertainment	(2.0)	1.4	1.0
Research credits	5.4	—	—
Other	1.3	(0.5)	0.4

Effective tax rate from continuing operations	48.2%	31.2%	8.6%

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share data)

The tax effect of temporary differences that give rise to future deferred tax assets and liabilities are as follows:

	At September 30,

	2011	2010

Deferred tax assets:
Bad debt reserves	$2,436	$1,834
Inventory reserves	10,042	4,716
Deferred compensation	44,083	48,826
Compensation benefits	—	2,237
Insurance reserve	4,697	3,894
Restructuring reserve	342	619
Warranty reserve	3,617	3,185
Interest carryforward	3,942	—
Net operating loss	33,451	18,888
Tax credits	15,451	14,755
Other reserves and accruals	5,572	4,899

	123,633	103,853
Valuation allowance	(9,481)	(13,977)

Total deferred tax assets	114,152	89,876

Deferred tax liabilities:
Deferred income	(14,728)	(16,619)
Compensation benefits	(1,042)	—
Goodwill and intangibles	(77,798)	(77,099)
Property, plant and equipment	(43,073)	(29,120)
Interest	(7,371)	(8,687)
Unremitted earnings	(13,258)	(13,258)
Other	(2,469)	(2,825)

Total deferred tax liabilities	(159,739)	(147,608)

Net deferred tax assets	$(45,587)	$(57,732)

The change in the valuation allowance relates to the benefit of foreign tax credits to offset the tax provision on future remittance of foreign earnings, partially offset by an increase in the valuation allowance for certain foreign tax attributes.

The components of the net deferred tax asset (liability), by balance sheet account, were as follows:

	At September 30,

	2011	2010

Prepaid and other current assets	$17,412	$10,897
Other assets	1,704	1
Current liabilities	(402)	(4,719)
Other liabilities	(65,042)	(65,155)
Assets of discontinued operations	741	1,244

Net deferred tax assets	$(45,587)	$(57,732)

Other than for the ATT pre-acquisition unremitted foreign earnings, Griffon has not recorded deferred income taxes on the undistributed earnings of its non-U.S. subsidiaries because of management’s ability and intent to indefinitely reinvest such earnings outside the U.S. At September 30, 2011, Griffon’s share of the undistributed earnings of the non-U.S. subsidiaries amounted to approximately $68,011. It is not practical to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share data)

Deferred income taxes on the undistributed earnings of non-U.S. subsidiaries have been recorded in the opening balance sheet for the ATT group of entities as these earnings were historically not indefinitely reinvested outside of the U.S.

At September 30, 2011 and 2010, Griffon had net operating loss carryforwards for federal tax purposes of $51,000 and $11,028, respectively, resulting from the acquisition of ATT and current year U.S. losses, and had loss carryforwards for non-U.S. tax purposes of $54,500 and $36,438, respectively. The U.S. loss carryforwards expire in 2027 and 2031, the non-U.S. loss carryforwards are available for carryforward indefinitely.

Griffon had State and local loss carryforwards at September 30, 2011 and 2010 of $5,900 and $5,400, respectively, which expire in varying amounts through 2031.

Griffon had foreign tax credit carryforwards of $13,291 and $11,188 at September 30, 2011 and 2010, respectively, which are available for use through 2020.

Griffon files U.S. Federal, state and local tax returns, as well as Germany, Canada, Brazil, Ireland, Australia, Mexico and Sweden non-U.S. jurisdiction tax returns. Griffon’s U.S. Federal income tax returns are no longer subject to income tax examination for years before 2006, the German income tax returns are no longer subject to income tax examination for years through 2007 and major U.S. state and other non-U.S. jurisdictions are no longer subject to income tax examinations for years before 2000. Various U.S. state and non-U.S. statutory tax audits are currently underway. Griffon believes that the unrecognized tax benefits will be reduced by $1,741 for the release of reserves on the settlement of audits for years 2006 and 2008 within the next twelve months.

The following is a roll forward of the unrecognized tax benefits:

Balance at October 1, 2009	$8,138
Additions based on tax positions related to the current year	1,975
Assumed in business combination	4,391
Reductions based on tax positions related to prior years	(2,740)

Balance at September 30, 2010	11,764

Additions based on tax positions related to the current year	1,858
Reductions based on tax positions related to prior years	(614)
Lapse of Statutes	(60)
Settlements	(38)

Balance at September 30, 2011	$12,910

If recognized, the amount of potential tax benefits that would impact Griffon’s effective tax rate is $9,639. Griffon recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. At September 30, 2011 and 2010, the combined amount of accrued interest and penalties related to tax positions taken or to be taken on Griffon’s tax returns and recorded as part of the reserves for uncertain tax positions was $2,586 and $2,134, respectively.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share data)

NOTE 13 – STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION

Griffon expenses the fair value of equity compensation grants over the related vesting period. Compensation cost related to stock-based awards with graded vesting are amortized using the straight-line attribution method.

In February 2011, shareholders approved the Griffon Corporation 2011 Equity Incentive Plan (“Incentive Plan”) under which awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, deferred shares and other stock-based awards may be granted. Options granted under the Incentive Plan may be either “incentive stock options” or nonqualified stock options, generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The maximum number of shares of common stock available for award under the Incentive Plan is 3,000,000 (600,000 of which may issued as incentive stock options) plus any shares underlying awards outstanding on the effective date of the Incentive Plan under the 2006 Incentive Plan that are subsequently cancelled or forfeited. As of September 30, 2011, 2,162,009 shares were available for grant.

All grants outstanding under the Griffon Corporation 2001 Stock Option Plan, 2006 Equity Incentive Plan and Outside Director Stock Award Plan will continue under their terms; no additional awards will be granted under such plans.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share data)

A summary of stock option activity for the years ended September 30, 2011, 2010 and 2009 is as follows:

	Options

	Shares	Weighted Average Exercise Price	Aggregated Intrinsic Value	Weighted Average Contractual Term (Years)

Outstanding at October 1, 2008	1,400,891	$13.87
Granted	350,000	20.00
Exercised	(33,000)	6.12	$109
Forfeited/expired	(27,552)	20.55

Outstanding at September 30, 2009	1,690,339	15.18	980	4.6

Exercisable at September 30, 2009	1,420,381	14.21	980	3.9

Outstanding at October 1, 2009	1,690,339	15.18
Granted	—
Exercised	(54,075)	6.33	337
Forfeited/expired	(92,043)	16.46

Outstanding at September 30, 2010	1,544,221	15.42	1,667	3.9

Exercisable at September 30, 2010	1,421,930	15.04	1,667	3.5

Outstanding at October 1, 2010	1,544,221	15.42
Granted	—
Exercised	(333,125)	7.74	1,848
Forfeited/expired	(41,435)	18.34

Outstanding at September 30, 2011	1,169,661	17.50	—	3.7

Exercisable at September 30, 2011 through:
September 30, 2012	200,500
September 30, 2013	172,526
September 30, 2014	123,000
September 30, 2015	214,035
September 30, 2016	91,600
September 30, 2017	18,000
September 30, 2018	—
September 30, 2019	350,000

Total Exercisable	1,169,661	$17.50	$—	3.7

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share data)

	Options Outstanding				Options Exercisable

Range of Exercises Prices	Shares	Weighted Average Exercise Price	Aggregated Intrinsic Value	Weighted Average Contractual Term (Years)	Shares	Weighted Average Exercise Price	Aggregated Intrinsic Value	Weighted Average Contractual Term (Years)

$7.75 to $11.14	175,000	$11.14	$—	0.1	175,000	$11.14	$—	0.1
$12.39 to $17.23	393,978	14.88	—	2.6	393,978	14.88	—	2.6
$19.49 to $26.06	600,683	21.07	—	5.5	600,683	21.07	—	5.5

Totals	1,169,661		$—		1,169,661		$—

All stock options have been fully vested at September 30, 2011. The fair value of options vested during the years ended September 30, 2011, 2010 and 2009 were $270, $585 and $631, respectively.

A summary of restricted stock activity for the years ended September 30, 2011, 2010 and 2009 is as follows:

	Restricted Stock

	Shares	Weighted Average Grant Price	Aggregated Intrinsic Value*	Weighted Average Contractual Term (Years)

Outstanding at October 1, 2008	475,540	$14.26	$11	2.8
Granted	1,215,232	8.39	10,195
Fully Vested	(61,387)	23.07	594
Forfeited	(6,000)	9.30	56

Outstanding at September 30, 2009	1,623,385	9.55	2,422	3.0
Granted	713,637	11.36	8,108
Fully Vested	(52,998)	21.90	707
Forfeited	(52,500)	14.79	776

Outstanding at September 30, 2010	2,231,524	9.71	6,281	2.5
Granted	1,415,700	12.68	17,946
Fully Vested	(407,268)	10.67	5,209
Forfeited	(130,009)	11.75	1,527

Outstanding at September 30, 2011	3,109,947	10.85	$493	2.8

*Aggregated intrinsic value at the date the shares were outstanding, granted, vested or forfeited, as applicable.

Unrecognized compensation expense related to non-vested shares of restricted stock was $22,000 at September 30, 2011 and will be recognized over a weighted average vesting period of 3.5 years.

In connection with the ATT acquisition, Griffon entered into certain retention arrangements with the ATT senior management team. Under these arrangements, on September 30, 2010, Griffon issued 239,145 shares of common stock to the ATT senior management team, and for each share of common stock

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share data)

purchased, the ATT senior management team received one share of restricted stock that vests in full after four years, subject to the attainment of a specified performance measure.

At September 30, 2011, a total of approximately 6,441,617 shares of Griffon’s authorized Common Stock were reserved for issuance in connection with stock compensation plans.

Using historical data as of the grant dates, the fair value of the 2009 option grant was estimated as of the grant dates using the Black-Scholes option pricing model with the following weighted average assumptions:

2009 Grant

Risk-free interest rate	3.04%
Dividend yield	0.00%
Expected life (years)	7.0
Volatility	38.98%
Option exercise price	$20.00
Fair value of options granted	$2.06

For the years ended September 30, 2011, 2010 and 2009, stock based compensation expense totaled $8,956, $5,778 and $4,145, respectively.

In August 2011, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock; this is in addition to the 1,366,000 shares of common stock authorized for repurchase under an existing buyback program. Under the repurchase programs, the Company may, from time to time, purchase shares of its common stock, depending upon market conditions, in open market or privately negotiated transactions, including pursuant to a 10b5-1 plan. During 2011, Griffon purchased 1,531,379 shares of common stock, for a total of $12,367, or $8.08 per share, exhausting the shares under the original program; $48,690 remains under the $50,000 authorization.

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of Accumulated other comprehensive income were:

	At September 30,

	2011	2010	2009

Foreign currency translation adjustment	$29,956	$41,187	$50,266
Minimum pension liability	(37,680)	(23,605)	(22,096)

Accumulative other comprehensive income (loss)	$(7,724)	$17,582	$28,170

NOTE 15 – COMMITMENTS AND CONTINGENT LIABILITIES

Operating leases
Griffon rents real property and equipment under operating leases expiring at various dates. Most of the real property leases have escalation clauses related to increases in real property taxes. Rent expense for all operating leases totaled approximately $34,600, $25,100 and $24,700 in 2011, 2010 and 2009, respectively. Aggregate future minimum lease payments for operating leases at September 30, 2011 are $29,000 in 2012, $22,000 in 2013, $17,000 in 2014, $15,000 in 2015, $14,000 in 2016 and $14,000 thereafter.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share data)

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

In April 2009, the DEC advised ISC’s representatives that both the DEC and the New York State Department of Health had reviewed and accepted an August 2007 Remedial Investigation Report and an Additional Data Collection Summary Report dated January 30, 2009. With the acceptance of these reports, ISC completed the remedial investigation required under the Consent Order and was authorized, accordingly, by the DEC to conduct the Feasibility Study required by the Consent Order. Pursuant to the requirements of the Consent Order and its obligations thereunder, ISC, without acknowledging any responsibility to perform any remediation at the Site, submitted to the DEC in August 2009, a draft feasibility study which recommended for the soil, groundwater and sediment medias, remediation alternatives having a current net capital cost value, in the aggregate, of approximately $5,000. In February 2011, DEC advised ISC it has accepted and approved the feasibility study. Accordingly, ISC has no further obligations under the consent order.

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share data)

Department of Environmental Conservation of New York State, regarding Frankfort, NY site. During fiscal 2009, an underground fuel tank with surrounding soil contamination was discovered at the Frankfort, N.Y. site which is the result of historical facility operations prior to ATT’s ownership. While ATT was actively working with the DEC and the New York State Department of Health to define remediation requirements relative to the underground fuel tank, the DEC took the position that ATT was responsible to remediate other types of contamination on the site. After negotiations with the DEC, on August 15, 2011, ATT executed an Order on Consent with the DEC. The Order is without admission or finding of liability or acknowledgement that there has been a release of hazardous substances at the site. Importantly, the Order does not waive any rights that ATT has under a 1991 Consent Judgment entered into between the DEC and a predecessor of ATT relating to the site. The Order requires that ATT identify Areas of Concern at the site, and formulate a strategy to investigate and remedy both on and off site conditions in compliance with applicable environmental law. At the conclusion of the remedy phase of the remediation to the satisfaction of the DEC, the DEC will issue a Certificate of Completion.

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share data)

NOTE 16 – EARNINGS PER SHARE

Basic and diluted EPS from continuing operations for the years ended September 30, 2011, 2010 and 2009 were determined using the following information:

	Years Ended September 30,

	2011	2010	2009

Weighted average shares outstanding - basic	58,919	58,974	58,699
Incremental shares from stock based compensation	—	1,019	303

Weighted average shares outstanding - diluted	58,919	59,993	59,002

Anti-dilutive options excluded from diluted EPS computation	1,170	1,036	1,305

Anti-dilutive restricted stock excluded from diluted EPS computation	590	208	106

Griffon has the intent and ability to settle the principal amount of the 2017 Notes in cash, as such, the potential issuance of shares related to the principal amount of the 2017 Notes does not affect diluted shares.

NOTE 17 – RELATED PARTIES

An affiliate of GS Direct acted as placement agent for the sale of the 2017 notes in December 2009; provided financial advice to Griffon in connection with the ATT acquisition; acted as co-lead arranger, co-bookrunner and co-syndication agent in connection with the Term Loan; acted as dealer manager for the tender of two prior issuances of ATT bonds; and acted as a co-manager with respect to the sale of the 7.125% senior notes due 2018 in March 2011. Fees and expenses paid in 2011 and 2010 were $825 and approximately $14,149, respectively.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share data)

NOTE 18 — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly results of operations for the years ended September 30, 2011 and 2010 were as follows:

			Continuing Operations			Net Income (loss)

Quarter ended	Revenue	Gross Profit	Income (loss)	Per Share - Basic	Per Share - Diluted	Income (loss)	Per Share - Basic	Per Share - Diluted

2011
December 31, 2010	$414,402	$87,859	$(1,680)	$(0.03)	$(0.03)	$(1,680)	$(0.03)	$(0.03)
March 31, 2011	476,129	101,143	(14,001)	(0.24)	(0.24)	(14,001)	(0.24)	(0.24)
June 30, 2011	455,282	99,169	4,872	0.08	0.08	4,872	0.08	0.08
September 30, 2011	484,989	105,290	3,378	0.06	0.06	3,378	0.06	0.06

	$1,830,802	$393,461	$(7,431)	$(0.13)	$(0.13)	$(7,431)	$(0.13)	$(0.13)

2010
December 31, 2009	$305,157	$70,281	$4,180	$0.07	$0.07	$4,291	$0.07	$0.07
March 31, 2010	313,977	69,070	2,034	0.03	0.03	2,033	0.03	0.03
June 30, 2010	327,026	74,355	4,989	0.08	0.08	4,968	0.08	0.08
September 30, 2010	347,836	74,598	(1,699)	(0.03)	(0.03)	(1,700)	(0.03)	(0.03)

	$1,293,996	$288,304	$9,504	$0.16	$0.16	$9,592	$0.16	$0.16

Notes to Quarterly Financial Information (unaudited):
•	Earnings (loss) per share are computed independently for each quarter and year presented; as such the sum of the quarters may not be equal to the full year amounts.
•

2011 Income (loss) from continuing operations and Net income (loss), and the related per share earnings, included restructuring and other related charges of $905, $788, $1,377 and $1,833 for each quarter, respectively, and $4,903 for the year; fair value of acquired inventory sold of $7,387 and $2,462 for the first and second quarters, respectively, and $9,849 for the year; and loss from debt extinguishment of $16,813 for the second quarter and for the year.

•

2010 Income (loss) from continuing operations and Net income (loss), and the related per share earnings, included restructuring and other related charges of $657, $793, $968 and $299 for each quarter, respectively, and $2,717 for the year; (gain) loss from debt extinguishment of $12, $(8) and $722 for the first, second and fourth quarters, respectively, and $1,117 for the year; and acquisition costs of $7,704 for the fourth quarter and for the year.

NOTE 19 — BUSINESS SEGMENTS

Griffon’s reportable business segments are as follows:

•	Telephonics develops, designs and manufactures high-technology integrated information, communication and sensor system solutions to military and commercial markets worldwide.

•

HBP is a leading manufacturer and marketer of residential, commercial and industrial garage doors to professional installing dealers and major home center retail chains, as well as a global provider of non-powered landscaping products that make work easier for homeowners and professionals.

•	Plastics is an international leader in the development and production of embossed, laminated and printed specialty plastic films used in a variety of hygienic, health-care and industrial applications.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share data)

Griffon evaluates performance and allocates resources based on operating results before interest income or expense, income taxes and certain nonrecurring items of income or expense.

Information on Griffon’s business segments is as follows:

	For the Years Ended September 30,

	2011	2010	2009

REVENUE
Home & Building Products:
ATT	$434,789	$—	$—
CBP	404,947	389,366	393,414

Home & Building Products	839,736	389,366	393,414
Telephonics	455,353	434,516	387,881
Plastics	535,713	470,114	412,755

Total consolidated net sales	$1,830,802	$1,293,996	$1,194,050

	For the Years Ended September 30,

	2011	2010	2009

INCOME (LOSS) BEFORE TAXES AND DISCONTINUED OPERATIONS
Segment operating profit (loss):
Home & Building Products	$28,228	$4,986	$(11,326)
Telephonics	40,595	38,586	34,883
Plastics	13,308	20,469	24,072

Total segment operating profit	82,131	64,041	47,629
Unallocated amounts	(22,868)	(27,394)	(20,960)
Unallocted acquisition costs	—	(9,805)	—
Loss from debt extinguishment, net	(26,164)	(1,117)	4,488
Net interest expense	(47,448)	(11,913)	(11,552)

Income (loss) before taxes and discontinued operations	$(14,349)	$13,812	$19,605

Segment profit before depreciation, amortization, restructuring, fair value write-up of acquired inventory sold and acquisition costs:
Home & Building Products	$77,119	$19,351	$3,137
Telephonics	50,875	46,120	41,540
Plastics	37,639	42,853	46,002

Total Segment profit before depreciation, amortization, restructuring, fair value write-up of acquired inventory sold and acquisition costs	165,633	108,324	90,679
Unallocated amounts, less acquisition costs	(22,868)	(27,394)	(20,960)
Loss from debt extinguishment, net	(26,164)	(1,117)	4,488
Net interest expense	(47,448)	(11,913)	(11,552)
Segment depreciation and amortization	(60,361)	(40,103)	(41,810)
Restructuring charges	(7,543)	(4,180)	(1,240)
Fair value write-up of acquired inventory sold	(15,152)	—	—
Acquisition costs	(446)	(9,805)	—

Income (loss) before taxes and discontinued operations	$(14,349)	$13,812	$19,605

Unallocated amounts typically include general corporate expenses not attributable to reportable segment.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share data)

	For the Years Ended September 30,

	2011	2010	2009

DEPRECIATION and AMORTIZATION
Segment:
Home & Building Products:	$28,796	$10,185	$13,223
Telephonics	7,234	7,534	6,657
Plastics	24,331	22,384	21,930

Total segment depreciation and amortization	60,361	40,103	41,810
Corporate	351	339	536

Total consolidated depreciation and amortization	$60,712	$40,442	$42,346

CAPITAL EXPENDITURES
Segment:
Home & Building Products:	$28,083	$10,527	$7,560
Telephonics	8,291	12,410	7,564
Plastics	50,824	16,819	16,801

Total segment	87,198	39,756	31,925
Corporate	419	721	772

Total consolidated capital expenditures	$87,617	$40,477	$32,697

	At September 30, 2011	At September 30, 2010	At September 30, 2009

ASSETS
Segment assets:
Home & Building Products:	$972,714	$923,331	$169,251
Telephonics	288,968	268,373	271,809
Plastics	450,452	397,470	364,626

Total segment assets	1,712,134	1,589,174	805,686
Corporate	148,064	157,645	330,752

Total continuing assets	1,860,198	1,746,819	1,136,438
Assets of discontinued operations	5,056	6,882	7,453

Consolidated total	$1,865,254	$1,753,701	$1,143,891

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share data)

Segment information by geographic region was as follows:

	For the Years Ended September 30,

REVENUE BY GEOGRAPHIC AREA	2011	2010	2009

United States	$1,265,975	$882,444	$827,009
Europe	127,690	117,376	108,040
Canada	125,330	68,934	69,198
Brazil	71,106	55,570	41,566
All other countries	240,701	169,672	148,237

Consolidated revenue	$1,830,802	$1,293,996	$1,194,050

PROPERTY, PLANT & EQUIPMENT BY GEOGRAPHIC AREA	At September 30, 2011	At September 30, 2010	At September 30, 2009

United States	$234,876	$216,659	$150,132
Germany	74,225	61,860	64,503
All other countries	40,949	36,241	21,384

Consolidated property, plant and equipment	$350,050	$314,760	$236,019

As a percentage of consolidated revenue, HBP sales to Home Depot were approximately 12% in 2011; Plastics sales to P&G were approximately 14% in 2011, 18% in 2010 and 19% in 2009; and Telephonics’ sales to the United States Government and its agencies, either as a prime contractor or subcontractor, aggregated approximately 19% in 2011, 24% in 2010 and 23% in 2009.

NOTE 20 – OTHER INCOME (EXPENSE)

Other income (expense) included $626, $249 and $(392) for the years ended September 30, 2011, 2010 and 2009, respectively, of currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries.

NOTE 21 – CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the domestic assets of Clopay Building Products Company, Inc., Clopay Plastic Products Company, Inc., Telephonics Corporation and Ames True Temper Inc. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act of 1933, presented below are condensed consolidating financial information as of and for the years ended September 30, 2011 and 2010. The financial information may not necessarily be indicative of results of operations or financial position had the guarantor companies or non-guarantor companies operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly-owned subsidiaries accounted for under the equity method.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share data)

CONDENSED CONSOLIDATING BALANCE SHEETS
At September 30, 2011

($ in thousands)	Parent Company	Guarantor Companies	Non- Guarantor Companies	Elimination	Consolidation

CURRENT ASSETS
Cash and equivalents	$178,448	$15,164	$49,417	$—	$243,029
Accounts receivable, net of allowances	—	191,541	76,485	—	268,026
Contract costs and recognized income not yet billed,
net of progress payments	—	73,755	982	—	74,737
Inventories, net	—	194,355	69,454	—	263,809
Prepaid and other current assets	1,839	40,436	1,913	4,640	48,828
Assets of discontinued operations	—	—	1,381	—	1,381

Total Current Assets	180,287	515,251	199,632	4,640	899,810

PROPERTY, PLANT AND EQUIPMENT, net	1,402	224,193	124,455	—	350,050
GOODWILL	—	282,936	74,397	—	357,333
INTANGIBLE ASSETS, net	—	155,242	67,947	—	223,189
INTERCOMPANY RECEIVABLE	449,112	278,344	98,953	(826,409)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	2,844,527	746,686	2,397,258	(5,988,471)	—
OTHER ASSETS	54,354	49,771	14,270	(87,198)	31,197
ASSETS OF DISCONTINUED OPERATIONS	—	—	3,675	—	3,675

Total Assets	$3,529,682	$2,252,423	$2,980,587	$(6,897,438)	$1,865,254

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$5,375	$4,350	$15,439	$—	$25,164
Accounts payable and accrued liabilities	36,765	199,742	44,774	4,640	285,921
Liabilities of discontinued operations	—	—	3,794	—	3,794

Total Current Liabilities	42,140	204,092	64,007	4,640	314,879

LONG-TERM DEBT, net of debt discounts	649,812	10,794	27,641	—	688,247
INTERCOMPANY Payables	—	89,198	737,211	(826,409)	—
OTHER LIABILITIES	79,655	172,203	39,774	(87,198)	204,434
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	5,786	—	5,786

Total Liabilities	771,607	476,287	874,419	(908,967)	1,213,346

SHAREHOLDERS’ EQUITY	2,758,075	1,776,136	2,106,168	(5,988,471)	651,908

Total Liabilities and Shareholders’ Equity	$3,529,682	$2,252,423	$2,980,587	$(6,897,438)	$1,865,254

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share data)

CONDENSED CONSOLIDATING BALANCE SHEETS
At September 30, 2010

($ in thousands)	Parent Company	Guarantor Companies	Non- Guarantor Companies	Elimination	Consolidation

CURRENT ASSETS
Cash and equivalents	$74,600	$57,113	$38,089	$—	$169,802
Accounts receivable, net of allowances	—	182,372	70,480	—	252,852
Contract costs and recognized income not yet billed,
net of progress payments	—	62,681	474	—	63,155
Inventories, net	—	211,920	56,881	—	268,801
Prepaid and other current assets	5,963	39,843	10,291	(315)	55,782
Assets of discontinued operations	—	—	1,079	—	1,079

Total Current Assets	80,563	553,929	177,294	(315)	811,471

PROPERTY, PLANT AND EQUIPMENT, net	1,267	204,919	108,574	—	314,760
GOODWILL	—	282,937	77,812	—	360,749
INTANGIBLE ASSETS, net	—	91,507	141,504	—	233,011
INTERCOMPANY RECEIVABLE	—	271,143	218,488	(489,631)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	3,269,975	1,091,359	2,546,639	(6,907,973)	—
OTHER ASSETS	40,586	44,188	11,784	(68,651)	27,907
ASSETS OF DISCONTINUED OPERATIONS	—	—	5,803	—	5,803

Total Assets	$3,392,391	$2,539,982	$3,287,898	$(7,466,570)	$1,753,701

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$625	$1,135	$19,141	$—	$20,901
Accounts payable and accrued liabilities	24,247	229,388	61,851	(315)	315,171
Liabilities of discontinued operations	—	—	4,289	—	4,289

Total Current Liabilities	24,872	230,523	85,281	(315)	340,361

LONG-TERM DEBT, net of debt discounts	82,382	44,902	376,651	—	503,935
INTERCOMPANY PAYABLES	—	238,392	251,239	(489,631)	—
OTHER LIABILITIES	76,821	113,394	68,680	(68,651)	190,244
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	8,446	—	8,446

Total Liabilities	184,075	627,211	790,297	(558,597)	1,042,986

SHAREHOLDERS’ EQUITY	3,208,316	1,912,771	2,497,601	(6,907,973)	710,715

Total Liabilities and Shareholders’ Equity	$3,392,391	$2,539,982	$3,287,898	$(7,466,570)	$1,753,701

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended September 30, 2011

($ in thousands)	Parent Company	Guarantor Companies	Non- Guarantor Companies	Elimination	Consolidation

Revenue	$—	$1,379,535	$489,342	$(38,075)	$1,830,802
Cost of goods and services	—	1,055,520	421,261	(39,440)	1,437,341

Gross profit	—	324,015	68,081	1,365	393,461

Selling, general and administrative expenses	16,292	256,880	57,538	(341)	330,369
Restructuring and other related charges	364	7,018	161	—	7,543

Total operating expenses	16,656	263,898	57,699	(341)	337,912

Income (loss) from operations	(16,656)	60,117	10,382	1,706	55,549

Other income (expense)
Interest income (expense), net	(12,607)	(26,414)	(8,427)	—	(47,448)
Loss from debt extinguishment, net	—	(397)	(25,767)	—	(26,164)
Other, net	(648)	6,882	(1,338)	(1,182)	3,714

Total other income (expense)	(13,255)	(19,929)	(35,532)	(1,182)	(69,898)

Income (loss) before taxes and discontinued operations	(29,911)	40,188	(25,150)	524	(14,349)
Provision (benefit) for income taxes	(14,943)	17,977	(9,952)	—	(6,918)

Income (loss) before equity in net income of subsidiaries	(14,968)	22,211	(15,198)	524	(7,431)
Equity in net income (loss) of subsidiaries	7,013	1,139	22,211	(30,363)	—

Income (loss) from operations	(7,955)	23,350	7,013	(29,839)	(7,431)
Income from discontinued operations	—	—	—	—	—

Net income (loss)	$(7,955)	$23,350	$7,013	$(29,839)	$(7,431)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended September 30, 2010

($ in thousands)	Parent Company	Guarantor Companies	Non- Guarantor Companies	Elimination	Consolidation

Revenue	$—	$983,665	$323,867	$(13,536)	$1,293,996
Cost of goods and services	—	740,622	279,632	(14,562)	1,005,692

Gross profit	—	243,043	44,235	1,026	288,304

Selling, general and administrative expenses	26,491	190,308	44,860	(256)	261,403
Restructuring and other related charges	—	4,180	—	—	4,180

Total operating expenses	26,491	194,488	44,860	(256)	265,583

Income (loss) from operations	(26,491)	48,555	(625)	1,282	22,721

Other income (expense)
Interest income (expense), net	(8,607)	6,010	(9,316)	—	(11,913)
Loss from debt extinguishment, net	(6)	(1,111)	—	—	(1,117)
Other intercompany	—	(5,217)	5,217	—	—
Other, net	999	6,917	(2,513)	(1,282)	4,121

Total other income (expense)	(7,614)	6,599	(6,612)	(1,282)	(8,909)

Income (loss) before taxes and discontinued operations	(34,105)	55,154	(7,237)	—	13,812
Provision (benefit) for income taxes	(14,853)	18,017	1,144	—	4,308

Income (loss) before equity in net income of subsidiaries	(19,252)	37,137	(8,381)	—	9,504
Equity in net income (loss) of subsidiaries	28,844	1,115	37,137	(67,096)	—

Income (loss) from operations	9,592	38,252	28,756	(67,096)	9,504
Income from discontinued operations	—	—	88	—	88

Net income (loss)	$9,592	$38,252	$28,844	$(67,096)	$9,592

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended September 30, 2009

($ in thousands)	Parent Company	Guarantor Companies	Non- Guarantor Companies	Elimination	Consolidation

Revenue	$—	$919,072	$283,945	$(8,967)	$1,194,050
Cost of goods and services	—	706,051	240,869	(9,993)	936,927

Gross profit	—	213,021	43,076	1,026	257,123

Selling, general and administrative expenses	20,643	179,759	30,590	(256)	230,736
Restructuring and other related charges	—	1,240	—	—	1,240

Total operating expenses	20,643	180,999	30,590	(256)	231,976

Income (loss) from operations	(20,643)	32,022	12,486	1,282	25,147

Other income (expense)
Interest income (expense), net	(5,996)	(1,356)	(4,200)	—	(11,552)
Gain from debt extinguishment, net	4,488	—	—	—	4,488
Other intercompany	—	5,570	(5,570)	—	—
Other, net	68	6,079	(3,343)	(1,282)	1,522

Total other income (expense)	(1,440)	10,293	(13,113)	(1,282)	(5,542)

Income (loss) before taxes and discontinued operations	(22,083)	42,315	(627)	—	19,605
Provision (benefit) for income taxes	(8,974)	11,135	(474)	—	1,687

Income (loss) before equity in net income of subsidiaries	(13,109)	31,180	(153)	—	17,918
Equity in net income (loss) of subsidiaries	31,817	(412)	31,180	(62,585)	—

Income (loss) from operations	18,708	30,768	31,027	(62,585)	17,918
Income from discontinued operations	—	—	790	—	790

Net income (loss)	$18,708	$30,768	$31,817	$(62,585)	$18,708

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended September 30, 2011

($ in thousands)	Parent Company	Guarantor Companies	Non- Guarantor Companies	Elimination	Consolidation

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,955)	$23,350	$7,013	$(29,839)	$(7,431)

Net cash provided by (used in) operating activities	43,407	38,657	(46,679)	—	35,385

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(418)	(55,455)	(31,744)	—	(87,617)
Acquired business, net of cash acquired	—	(1,066)	211	—	(855)
Intercompany distributions	10,000	(10,000)	—	—	—
Funds restricted for capital projects	—	4,629	—	—	4,629
Proceeds from sale of investment	—	68	1,442	—	1,510

Net cash provided by (used in) investing activities	9,582	(61,824)	(30,091)	—	(82,333)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(18,139)	—	—	—	(18,139)
Proceeds from issuance of long-term debt	569,973	—	104,278	—	674,251
Payments of long-term debt	(625)	(31,138)	(466,809)	—	(498,572)
Change in short-term borrowings	—	—	3,538	—	3,538
Intercompany debt	(468,372)	—	468,372	—	—
Financing costs	(14,663)	—	(6,990)	—	(21,653)
Purchase of ESOP shares	(19,973)	—	—	—	(19,973)
Exercise of stock options	2,306	—	—	—	2,306
Tax benefit from vesting of restricted stock	7	—	—	—	7
Other, net	345	12,356	(12,356)	—	345

Net cash provided by (used in) financing activities	50,859	(18,782)	90,033	—	122,110

Net cash used in discontinued operations	—	—	(962)	—	(962)

Effect of exchange rate changes on cash and equivalents	—	—	(973)	—	(973)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	103,848	(41,949)	11,328	—	73,227
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	74,600	57,113	38,089	—	169,802

CASH AND EQUIVALENTS AT END OF PERIOD	$178,448	$15,164	$49,417	$—	$243,029

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended September 30, 2010

($ in thousands)	Parent Company	Guarantor Companies	Non- Guarantor Companies	Elimination	Consolidation

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,592	$38,252	$28,844	$(67,096)	$9,592

Net cash provided by (used in) operating activities	(10,163)	87,620	5,668	—	83,125

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(720)	(28,713)	(11,044)	—	(40,477)
Acquired business, net of cash acquired	(167,950)	—	(374,050)	—	(542,000)
Intercompany distributions	10,000	(10,000)	—	—	—
Change in decrease in equipment lease deposits	—	(1,666)	—	—	(1,666)

Net cash used in investing activities	(158,670)	(40,379)	(385,094)	—	(584,143)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,823	—	—	—	2,823
Proceeds from issuance of long-term debt	100,000	40,000	403,875	—	543,875
Payments of long-term debt	(79,473)	(85,086)	(12,243)	—	(176,802)
Financing costs	(4,278)	—	(13,177)	—	(17,455)
Exercise of stock options	343	—	—	—	343
Tax benefit from vesting of restricted stock	325	—	—	—	325
Other, net	182	17,093	(17,091)	—	184

Net cash provided by (used in) financing activities	19,922	(27,993)	361,364	—	353,293

Net cash used in discontinued operations	—	—	(638)	—	(638)

Effect of exchange rate changes on cash and equivalents	—	—	(2,668)	—	(2,668)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(148,911)	19,248	(21,368)	—	(151,031)
CASH AND EQUIVALENTS AT BEGINNING OF YEAR	223,511	37,865	59,457	—	320,833

CASH AND EQUIVALENTS AT END OF YEAR	$74,600	$57,113	$38,089	$—	$169,802

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(dollars in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended September 30, 2009

($ in thousands)	Parent Company	Guarantor Companies	Non- Guarantor Companies	Elimination	Consolidation

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$18,708	$30,768	$31,817	$(62,585)	$18,708

Net cash provided by operating activities	3,556	69,939	10,605	—	84,100

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(372)	(23,888)	(8,437)	—	(32,697)
Intercompany distributions	10,000	(10,000)	—	—	—
Proceeds from sale of assets	—	—	200	—	200
Change in equipment lease deposits	—	(336)	—	—	(336)

Net cash provided by (used in) investing activities	9,628	(34,224)	(8,237)	—	(32,833)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	7,257	—	—	—	7,257
Proceeds from issuance of long-term debt	4,370	6,523	538	—	11,431
Payments of long-term debt	(43,885)	(11,563)	(1,228)	—	(56,676)
Change in short-term borrowings	—	—	(866)	—	(866)
Financing costs	(541)	—	(56)	—	(597)
Purchase of ESOP shares	(4,370)	—	—	—	(4,370)
Tax benefit from vesting of restricted stock	217	—	—	—	217
Other, net	(275)	(34,339)	35,016	—	402

Net cash provided by (used in) financing activities	(37,227)	(39,379)	33,404	—	(43,202)

Net cash used in discontinued operations	—	—	(1,305)	—	(1,305)

Effect of exchange rate changes on cash and equivalents	—	—	2,152	—	2,152

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(24,043)	(3,664)	36,619	—	8,912
CASH AND EQUIVALENTS AT BEGINNING OF YEAR	247,554	41,529	22,838	—	311,921

CASH AND EQUIVALENTS AT END OF YEAR	$223,511	$37,865	$59,457	$—	$320,833

NOTE 22 – SUBSEQUENT EVENT

On October 17, 2011, Griffon acquired the pots and planters business of Southern Sales & Marketing Group, Inc. for approximately $23,000. The acquired business, which markets its products under the Southern Patio brand name (“Southern Patio”), is a leading designer, manufacturer and marketer of landscape accessories. Southern Patio, which will be integrated with ATT, had revenue exceeding $40,000 in 2011.

Griffon is in the process of collecting the information to complete the initial purchase accounting for the Southern Patio acquisition.

On November 17, 2011, Griffon declared a $0.02 per share dividend payable on December 27, 2011 to shareholders of record as of November 29, 2011. Griffon currently intends to pay dividends each quarter; however, the payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to future dividends.

*****

SCHEDULE II

GRIFFON CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED SEPTEMBER 30, 2011, 2010 AND 2009
(in thousands)

Description	Balance at Beginning of Year	Acquired By Purchase	Recorded to Cost and Expense	Accounts Written Off, net	Other	Balance at End of Year

FOR THE YEAR ENDED SEPTEMBER 30, 2011
Allowance for Doubtful Accounts
Bad debts	$5,091	$—	$1,121	$(1,405)	$(197)	$4,610
Sales returns and allowances	1,490	—	2,741	(2,748)	(21)	1,462

	$6,581	$—	$3,862	$(4,153)	$(218)	$6,072

Inventory valuation	$13,141	$—	$27,361	$(26,474)	$(131)	$13,897

Deferred tax valuation allowance	$13,977	$—	$(4,496)	$—	$—	$9,481

FOR THE YEAR ENDED SEPTEMBER 30, 2010
Allowance for Doubtful Accounts
Bad debts	$3,138	$521	$2,431	$(996)	$(3)	$5,091
Sales returns and allowances	1,319	—	430	(258)	(1)	1,490

	$4,457	$521	$2,861	$(1,254)	$(4)	$6,581

Inventory valuation	$11,178	$1,187	$4,904	$(4,017)	$(111)	$13,141

Deferred tax valuation allowance	$4,726	$8,879	$372	$—	$—	$13,977

FOR THE YEAR ENDED SEPTEMBER 30, 2009
Allowance for Doubtful Accounts
Bad debts	$3,675	$—	$628	$(1,210)	$45	$3,138
Sales returns and allowances	1,934	—	(247)	(385)	17	1,319

	$5,609	$—	$381	$(1,595)	$62	$4,457

Inventory valuation	$10,315	$—	$5,549	$(4,725)	$39	$11,178

Deferred tax valuation allowance	$8,040	$—	$(3,314)	$—	$—	$4,726

Note: This Schedule II is for continuing operations only.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

              Not applicable.

Item 9A.	Controls and Procedures

Evaluation and Disclosure Controls and Procedures

Griffon’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of Griffon’s disclosure controls and procedures, as defined by Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, Griffon’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Griffon in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Griffon’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Griffon’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Griffon’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of Griffon’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management, under the supervision and with the participation of Griffon’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of Griffon’s internal control over financial reporting as of September 30, 2011 and concluded that it is effective.

Griffon’s independent registered public accounting firm, Grant Thornton LLP, has audited the effectiveness of Griffon’s internal control over financial reporting as of September 30, 2011, and has expressed an unqualified opinion in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Controls

There were no changes in Griffon’s internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the fourth quarter of the year ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Inherent Limitations on the Effectiveness Controls

Griffon’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Griffon’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of Griffon’s assets;
(ii)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that Griffon’s receipts and expenditures are being made only in accordance with authorizations of Griffon’s management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Griffon’s assets that could have a material effect on the financial statements.

Management, including Griffon’s Chief Executive Officer and Chief Financial Officer, does not expect that Griffon’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods is subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B. Other Information
None

PART III
The information required by Part III: Item 10, Directors, and Executive Officers and Corporate Governance; Item 11, Executive Compensation; Item 13, Certain Relationships and Related Transactions and Director Independence; and Item 14, Principal Accountant Fees and Services is included in and incorporated by reference to Griffon’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in February, 2012, to be filed with the Securities and Exchange Commission within 120 days following the end of Griffon’s year ended September 30, 2011. Information relating to the executive officers of the Registrant appears under Item 1 of this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 is included in and incorporated by reference to Griffon’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in January, 2012.

The following sets forth information relating to Griffon’s equity compensation plans as of September 30, 2011:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders (1)	942,035	$17.63	2,162,009

Equity compensation plans not approved by security holders (2)	227,626	16.96	—

(1)

Excludes restricted shares issued in connection with Griffon’s equity compensation plans. The total reflected in Column (c) includes shares available for grant as any equity award under the Incentive Plan.

(2)	Griffon’s 1998 Employee and Director Stock Option Plan is the only option plan which was not approved by Griffon’s stockholders. The Employee and Director Stock Option Plan expired in February 2008.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1)	Financial Statements – Covered by Report of Independent Registered Public Accounting Firm

(A)	Consolidated Balance Sheets at September 30, 2011 and 2010

(B)	Consolidated Statements of Operations for the Fiscal Years Ended September 30, 2011, 2010 and 2009

(C)	Consolidated Statements of Cash Flows for the Fiscal Years Ended September 30, 2011, 2010 and 2009

(D)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Fiscal Years Ended September 30, 2011, 2010 and 2009

(E)	Notes to the Consolidated Financial Statements

(2)	Financial Statement Schedules – Covered by Report of Independent Registered Public
Accounting Firm
Schedule II – Valuation and Qualifying Accounts

All other schedules are not required and have been omitted.

(3)	Exhibits – see (b) below

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

4.5

Indenture, dated as of March 17, 2011, by and among Griffon Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (Exhibit 4.1 to the Current Report on Form 8-K filed March 18, 2011 (Commission File No. 1-06620)).

4.6

Registration Rights Agreement, dated March 17, 2011, by and among, Griffon Corporation, the guarantors party thereto and Deutsche Bank Securities Inc., as the representative of the several initial purchasers (Exhibit 4.2 to the Current Report on Form 8-K filed March 18, 2011 (Commission File No. 1-06620)).

10.1	Employment Agreement dated as of July 1, 2001 between the Registrant and Harvey R. Blau (Exhibit 10.1 of Current Report on Form 8-K filed May 18, 2001 (Commission File No. 1-06620))
10.2	Employment Agreement dated as of July 1, 2001 between the Registrant and Robert Balemian (Exhibit 10.2 of Current Report on Form 8-K file May 18, 2001 (Commission File No. 1-06620))
10.3

Form of Trust Agreement between the Registrant and Wachovia Bank, National Association, as Trustee, dated October 2, 2006, relating to Griffon’s Employee Stock Ownership Plan (Exhibit 10.3 to Annual Report on Form 10-K for the year ended September 30, 2006 (Commission File No. 1-06620))

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

10.34

Amended and Restated Pledge and Security Agreement, dated as of September 30, 2010, by and among Clopay Ames True Temper LLC, Clopay Ames True Temper Holding Corp., certain subsidiaries of Clopay Ames True Temper Holding Corp. party thereto and JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the Secured Parties referred to therein (Exhibit 10.3 to Current Report on Form 8-K filed October 1, 2010 (Commission File No. 1- 06620)).

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

10.37

Letter Agreement, dated February 3, 2011, between Griffon Corporation and Harvey R. Blau (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (Commission File No. 1-06620)).

10.38	Griffon Corporation Director Compensation Program, dated February 3, 2011 (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (Commission File No. 1- 06620)).
10.39	Griffon Corporation 2011 Equity Incentive Plan (Exhibit 99.1 to the Current Report on Form 8- K filed February 9, 2011 (Commission File No. 1-06620)).
10.40

Form of Award Agreement for Restricted Share Award under Griffon Corporation 2011 Equity Incentive Plan (Exhibit 99.2 to the Current Report on Form 8-K filed February 9, 2011 (Commission File No. 1-06620)).

10.41	Griffon Corporation 2011 Performance Bonus Plan (Exhibit 99.3 to the Current Report on Form 8-K filed February 9, 2011 (Commission File No. 1-06620)).

10.42

Amendment No.1 to Employment Agreement made as of February 3, 2011 by and between Griffon Corporation and Ronald J. Kramer (Exhibit 99.4 to the Current Report on Form 8-K filed February 9, 2011 (Commission File No. 1-06620)).

10.43

Purchase Agreement, dated as of March 14, 2011, by and among Griffon Corporation, the Guarantors named therein and Deutsche Bank Securities Inc., as Representative of the several Initial Purchasers named therein (Exhibit 99.1 to the Current Report on Form 8-K filed March 18, 2011 (Commission File No. 1-06620)).

Exhibit No.

10.44

Letter agreement, dated March 4, 2011, among Griffon Corporation, J.P. Morgan Securities LLC and JPMorgan Chase Bank, N.A. (Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (Commission File No. 1-06620)).

10.45

Amendment, dated March 14, 2011, to letter agreement dated March 4, 2011 among Griffon Corporation, J.P. Morgan Securities LLC and JPMorgan Chase Bank, N.A. (Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (Commission File No. 1- 06620)).

10.46

First Amendment, dated as of March 7, 2011, to the Amended and Restated Credit Agreement, dated as of September 30, 2010 among Clopay Ames True Temper LLC, Clopay Ames True Temper Holding Corp., the other Loan Parties party thereto, the several banks and other financial institutions or entities from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 10.10 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (Commission File No. 1-06620)).

10.47

Amended First Amendment, dated as of March 7, 2011, to the Amended and Restated Credit Agreement, dated as of September 30, 2010 among Clopay Ames True Temper LLC, Clopay Ames True Temper Holding Corp., the other Loan Parties party thereto, the several banks and other financial institutions or entities from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 10.11 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (Commission File No. 1-06620)).

10.48

First Amendment, dated as of March 7, 2011, to the Credit Agreement, dated as of March 31, 2008 among Gritel Holding Co., Inc., a Delaware corporation, Telephonics Corporation, the other Loan Parties party thereto, the several banks and other financial institutions or entities from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 10.12 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (Commission File No. 1-06620)).

10.49

Amendment First Amendment, dated as of March 7, 2011, to the Credit Agreement, dated as of March 31, 2008 among Gritel Holding Co., Inc., a Delaware corporation, Telephonics Corporation, the other Loan Parties party thereto, the several banks and other financial institutions or entities from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 10.13 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (Commission File No. 1-06620)).

10.50

Credit Agreement, dated as of March 18, 2011, by and among Griffon Corporation, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Securities LLC, as sole lead arranger and sole bookrunner, and the other lenders party thereto (Exhibit 99.2 to the Current Report on Form 8-K filed March 18, 2011 (Commission File No. 1-06620)).

10.51

Guarantee and Collateral Agreement, dated as of March 18, 2011, by Griffon Corporation and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 99.3 to the Current Report on Form 8-K filed March 18, 2011 (Commission File No. 1- 06620)).

Exhibit No.

14.1	Code of Ethics for the Chairman and Chief Executive Officer and Senior Financial Officers (Exhibit 14.1 to Current Report on Form 8-K dated February 9, 2011).
14.2	Code of Business Conduct and Ethics (Exhibit 14.2 to Current Report on Form 8-K dated February 9, 2011).
21*	Subsidiaries of the Registrant
23*	Consent of Grant Thornton LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 USC Section 1350.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Document**
101.DEF	XBRL Taxonomy Extension Definitions Document**
101.LAB	XBRL Taxonomy Extension Labels Document**
101.PRE	XBRL Taxonomy Extension Presentation Document**

*	Filed herewith. All other exhibits are incorporated herein by reference to the exhibit indicated in the parenthetical references.

**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Griffon has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of November 2011.

GRIFFON CORPORATION
By:	/s/ RONALD J. KRAMER

Ronald J. Kramer,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 18, 2011 by the following persons on behalf of the Registrant in the capacities indicated:

/s/ HARVEY R. BLAU	Chairman of the Board

Harvey R. Blau
/s/ RONALD J. KRAMER	Chief Executive Officer (Principal Executive Officer)

Ronald J. Kramer
/s/ DOUGLAS J. WETMORE	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Douglas J. Wetmore
/s/ BRIAN G. HARRIS	Chief Accounting Officer (Principal Accounting Officer)

Brian G. Harris
/s/ HENRY A. ALPERT	Director

Henry A. Alpert
/s/ BERTRAND M. BELL	Director

Bertrand M. Bell
/s/ GERALD J. CARDINALE	Director

Gerald J. Cardinale
/s/ BLAINE V. FOGG	Director

Blaine V. Fogg
/s/ BRADLEY J. GROSS	Director

Bradley J. Gross
/s/ ROBERT G. HARRISON	Director

Robert G. Harrison
/s/ DONALD J. KUTYNA	Director

Donald J. Kutyna
/s/ JAMES A. MITAROTONDA	Director

James A. Mitarotonda
/s/ MARTIN S. SUSSMAN	Director

Martin S. Sussman
/s/ WILLIAM H. WALDORF	Director

William H. Waldorf
/s/ JOSEPH J. WHALEN	Director

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

4.5

Indenture, dated as of March 17, 2011, by and among Griffon Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (Exhibit 4.1 to the Current Report on Form 8-K filed March 18, 2011 (Commission File No. 1-06620)).

4.6

Registration Rights Agreement, dated March 17, 2011, by and among, Griffon Corporation, the guarantors party thereto and Deutsche Bank Securities Inc., as the representative of the several initial purchasers (Exhibit 4.2 to the Current Report on Form 8-K filed March 18, 2011 (Commission File No. 1-06620)).

10.1	Employment Agreement dated as of July 1, 2001 between the Registrant and Harvey R. Blau (Exhibit 10.1 of Current Report on Form 8-K filed May 18, 2001 (Commission File No. 1-06620))
10.2	Employment Agreement dated as of July 1, 2001 between the Registrant and Robert Balemian (Exhibit10.2 of Current Report on Form 8-K file May 18, 2001 (Commission File No. 1-06620))
10.3

Form of Trust Agreement between the Registrant and Wachovia Bank, National Association, as Trustee, dated October 2, 2006, relating to Griffon’s Employee Stock Ownership Plan (Exhibit 10.3 to Annual Report on Form 10-K for the year ended September 30, 2006 (Commission File No. 1-06620))

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

10.33

Amended and Restated Credit Agreement, dated as of September 30, 2010, by and among Clopay Ames True Temper Holding Corp., Clopay Ames True Temper LLC, certain subsidiaries of Clopay Ames True Temper Holding Corp. party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities LLC, as Joint Lead Arranger, Joint Bookrunner and Co- Syndication Agent and Deutsche Bank Securities Inc., as Joint Lead Arranger, Joint Bookrunner and Co- Syndication Agent (Exhibit 10.2 to Current Report on Form 8-K filed October 1, 2010 (Commission File No. 1-06620)).

Exhibit No.

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

10.37

Letter Agreement, dated February 3, 2011, between Griffon Corporation and Harvey R. Blau (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (Commission File No. 1-06620)).

10.38	Griffon Corporation Director Compensation Program, dated February 3, 2011 (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (Commission File No. 1-06620)).
10.39	Griffon Corporation 2011 Equity Incentive Plan (Exhibit 99.1 to the Current Report on Form 8-K filed February 9, 2011 (Commission File No. 1-06620)).
10.40

Form of Award Agreement for Restricted Share Award under Griffon Corporation 2011 Equity Incentive Plan (Exhibit 99.2 to the Current Report on Form 8-K filed February 9, 2011 (Commission File No. 1-06620)).

10.41	Griffon Corporation 2011 Performance Bonus Plan (Exhibit 99.3 to the Current Report on Form 8-K filed February 9, 2011 (Commission File No. 1-06620)).

10.42

Amendment No.1 to Employment Agreement made as of February 3, 2011 by and between Griffon Corporation and Ronald J. Kramer (Exhibit 99.4 to the Current Report on Form 8-K filed February 9, 2011 (Commission File No. 1-06620)).

10.43

Purchase Agreement, dated as of March 14, 2011, by and among Griffon Corporation, the Guarantors named therein and Deutsche Bank Securities Inc., as Representative of the several Initial Purchasers named therein (Exhibit 99.1 to the Current Report on Form 8-K filed March 18, 2011 (Commission File No. 1-06620)).

10.44

Letter agreement, dated March 4, 2011, among Griffon Corporation, J.P. Morgan Securities LLC and JPMorgan Chase Bank, N.A. (Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (Commission File No. 1-06620)).

10.45

Amendment, dated March 14, 2011, to letter agreement dated March 4, 2011 among Griffon Corporation, J.P. Morgan Securities LLC and JPMorgan Chase Bank, N.A. (Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (Commission File No. 1-06620)).

10.46

First Amendment, dated as of March 7, 2011, to the Amended and Restated Credit Agreement, dated as of September 30, 2010 among Clopay Ames True Temper LLC, Clopay Ames True Temper Holding Corp., the other Loan Parties party thereto, the several banks and other financial institutions or entities from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 10.10 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (Commission File No. 1-06620)).

Exhibit No.

10.47

Amended First Amendment, dated as of March 7, 2011, to the Amended and Restated Credit Agreement, dated as of September 30, 2010 among Clopay Ames True Temper LLC, Clopay Ames True Temper Holding Corp., the other Loan Parties party thereto, the several banks and other financial institutions or entities from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 10.11 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (Commission File No. 1-06620)).

10.48

First Amendment, dated as of March 7, 2011, to the Credit Agreement, dated as of March 31, 2008 among Gritel Holding Co., Inc., a Delaware corporation, Telephonics Corporation, the other Loan Parties party thereto, the several banks and other financial institutions or entities from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 10.12 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (Commission File No. 1-06620)).

10.49

Amendment First Amendment, dated as of March 7, 2011, to the Credit Agreement, dated as of March 31, 2008 among Gritel Holding Co., Inc., a Delaware corporation, Telephonics Corporation, the other Loan Parties party thereto, the several banks and other financial institutions or entities from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 10.13 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (Commission File No. 1-06620)).

10.50

Credit Agreement, dated as of March 18, 2011, by and among Griffon Corporation, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Securities LLC, as sole lead arranger and sole bookrunner, and the other lenders party thereto (Exhibit 99.2 to the Current Report on Form 8-K filed March 18, 2011 (Commission File No. 1-06620)).

10.51

Guarantee and Collateral Agreement, dated as of March 18, 2011, by Griffon Corporation and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 99.3 to the Current Report on Form 8-K filed March 18, 2011 (Commission File No. 1-06620)).

14.1	Code of Ethics for the Chairman and Chief Executive Officer and Senior Financial Officers (Exhibit 14.1 to Current Report on Form 8-K dated February 9, 2011).
14.2	Code of Business Conduct and Ethics (Exhibit 14.2 to Current Report on Form 8-K dated February 9, 2011).
21*	Subsidiaries of the Registrant
23*	Consent of Grant Thornton LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 USC Section 1350.
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Document**
101.DEF	XBRL Taxonomy Extension Definitions Document**
101.LAB	XBRL Taxonomy Extension Labels Document**
101.PRE	XBRL Taxonomy Extension Presentation Document**

*	Filed herewith. All other exhibits are incorporated herein by reference to the exhibit indicated in the parenthetical references.

**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”