Form 10-Q
period 2011-12-31
GRIFFON CORP
filed 2012-02-02
CIK 50725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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
☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 61,721,963 shares of Common Stock as of January 31, 2012.

Griffon Corporation and Subsidiaries

Part I – Financial Information
Item 1 – Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited) At December 31, 2011	At September 30, 2011

CURRENT ASSETS
Cash and equivalents	$177,358	$243,029
Accounts receivable, net of allowances of $6,699 and $6,072	270,067	267,471
Contract costs and recognized income not yet billed, net of progress payments of $1,221 and $9,697	62,217	74,737
Inventories, net	296,996	263,809
Prepaid and other current assets	46,350	48,828
Assets of discontinued operations	1,307	1,381

Total Current Assets	854,295	899,255
PROPERTY, PLANT AND EQUIPMENT, net	352,729	350,050
GOODWILL	360,915	357,888
INTANGIBLE ASSETS, net	234,872	223,189
OTHER ASSETS	30,304	31,197
ASSETS OF DISCONTINUED OPERATIONS	3,006	3,675

Total Assets	$1,836,121	$1,865,254

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$21,302	$25,164
Accounts payable	190,280	186,290
Accrued liabilities	80,472	99,631
Liabilities of discontinued operations	3,611	3,794

Total Current Liabilities	295,665	314,879
LONG-TERM DEBT, net of debt discount of $18,949 and $19,693	685,270	688,247
OTHER LIABILITIES	201,008	204,434
LIABILITIES OF DISCONTINUED OPERATIONS	4,979	5,786

Total Liabilities	1,186,922	1,213,346

COMMITMENTS AND CONTINGENCIES - See Note
SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	649,199	651,908

Total Liabilities and Shareholders’ Equity	$1,836,121	$1,865,254

GRIFFON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED ESOP & OTHER COMPENSATION

(in thousands)	SHARES	PAR VALUE			SHARES	COST			Total

Balance at 9/30/2011	76,184	$19,046	$471,928	$424,153	14,434	$(231,699)	$(7,724)	$(23,796)	$651,908

Net income	—	—	—	2,487	—	—	—	—	2,487
Dividend	—	—	—	(1,184)	—	—	—	—	(1,184)
Tax effect from exercise/vesting of equity awards, net	—	—	(219)	—	—	—	—	—	(219)
Amortization of deferred compensation	—	—	—	—	—	—	—	371	371
Common stock acquired	—	—	—	—	283	(2,351)	—	—	(2,351)
Restricted stock awards granted, net	255	64	(64)	—	—	—	—	—	—
ESOP allocation of common stock	—	—	(22)	—	—	—	—	—	(22)
Stock-based compensation	—	—	2,257	—	—	—	—	—	2,257
Translation of foreign financial statements	—	—	—	—	—	—	(4,566)	—	(4,566)
Pension OCI, net of tax	—	—	—	—	—	—	518	—	518

Balance at 12/31/2011	76,439	$19,110	$473,880	$425,456	14,717	$(234,050)	$(11,772)	$(23,425)	$649,199

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,

	2011	2010

Revenue	$451,031	$414,402
Cost of goods and services	348,323	326,543

Gross profit	102,708	87,859

Selling, general and administrative expenses	83,066	80,445
Restructuring and other related charges	1,795	1,393

Total operating expenses	84,861	81,838

Income from operations	17,847	6,021

Other income (expense)
Interest expense	(13,063)	(11,223)
Interest income	63	69
Other, net	47	2,085

Total other income (expense)	(12,953)	(9,069)

Income (loss) before taxes	4,894	(3,048)
Provision (benefit) for income taxes	2,407	(1,368)

Net income (loss)	$2,487	$(1,680)

Basic earnings (loss) per common share	$0.04	$(0.03)

Weighted-average shares outstanding	56,025	59,274

Diluted earnings (loss) per common share	$0.04	$(0.03)

Weighted-average shares outstanding	57,082	59,274

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended December 31,

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,487	$(1,680)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	15,515	13,825
Fair value write-up of acquired inventory sold	—	11,364
Stock-based compensation	2,257	2,023
Provision for losses on accounts receivable	569	266
Amortization/write-off of deferred financing costs and debt discounts	1,505	1,845
Deferred income taxes	(141)	(2,582)
Gain on sale/disposal of assets	(44)	—
Change in assets and liabilities, net of assets and liabilities acquired:
Decrease in accounts receivable and contract costs and recognized income not yet billed	8,067	29,952
Increase in inventories	(30,318)	(24,316)
(Increase) decrease in prepaid and other assets	4	(3,850)
Decrease in accounts payable, accrued liabilities and income taxes payable	(14,582)	(50,724)
Other changes, net	838	62

Net cash used in operating activities	(13,843)	(23,815)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(19,892)	(17,930)
Acquired business, net of cash acquired	(22,432)	(855)
Change in funds restricted for capital projects	—	1,283
Change in equipment lease deposits	—	(1,141)
Proceeds from sale of assets	61	—

Net cash used in investing activities	(42,263)	(18,643)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend	(1,184)	—
Purchase of shares for treasury	(2,351)	—
Proceeds from issuance of long-term debt	—	47,974
Payments of long-term debt	(6,826)	(35,234)
Financing costs	(4)	(1,708)
Exercise of stock options	—	20
Tax effect from exercise/vesting of equity awards, net	834	7
Other, net	(14)	(12)

Net cash provided by (used in) financing activities	(9,545)	11,047
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities	(277)	(367)

Net cash used in discontinued operations	(277)	(367)

Effect of exchange rate changes on cash and equivalents	257	383

NET DECREASE IN CASH AND EQUIVALENTS	(65,671)	(31,395)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	243,029	169,802

CASH AND EQUIVALENTS AT END OF PERIOD	$177,358	$138,407

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
(in thousands, except share and per share data)
(Unaudited)

(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

About Griffon Corporation

Griffon Corporation (the “Company” or “Griffon”), is a diversified management and holding company that conducts business through wholly-owned subsidiaries. Griffon oversees the operations of its subsidiaries, allocates resources among them and manages their capital structures. Griffon provides direction and assistance to its subsidiaries in connection with acquisition and growth opportunities as well as in connection with divestitures. In order to further diversify, Griffon also seeks out, evaluates and, when appropriate, will acquire additional businesses that offer potentially attractive returns on capital.

Griffon currently conducts its operations through three segments:

•	Home & Building Products (“HBP”) consists of two companies, Ames True Temper, Inc (“ATT”) and Clopay Building Products (“CBP”):

	-	ATT is a global provider of non-powered landscaping products that make work easier for homeowners and professionals.

	-	CBP is a leading manufacturer and marketer of residential, commercial and industrial garage doors to professional installing dealers and major home center retail chains.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements. As such, they should be read with reference to Griffon’s Annual Report on Form 10-K for the year ended September 30, 2011, which provides a more complete explanation of Griffon’s accounting policies, financial position, operating results, business properties and other matters. In the opinion of management, these financial statements reflect all adjustments considered necessary for a fair statement of interim results. Griffon’s HBP operations are seasonal and the results of any interim period are not necessarily indicative of the results for the full year.

The condensed consolidated balance sheet information at September 30, 2011 was derived from the audited financial statements included in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2011.

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

The fair values of Griffon’s 2018 senior notes, 2017 and 2023 4% convertible notes approximated $543,000, $93,000 and $532, respectively, on December 31, 2011. Fair values were based upon quoted market prices (level 1 inputs).

Insurance contracts with a value of $4,290 and trading securities with a value of $697 at December 31, 2011, are measured and recorded at fair value based upon quoted prices in active markets for identical assets (level 1 inputs).

Items Measured at Fair Value on a Recurring Basis

At December 31, 2011, Griffon had $1,000 of Australian dollar contracts at a weighted average rate of $0.94. The contracts, which protect Australia operations from currency fluctuations for U.S. dollar based purchases, do not qualify for hedge accounting and a fair value gain of $44 was recorded in other assets and to other income for the outstanding contracts based on similar contract values (level 2 inputs) for the quarter ended December 31, 2011. All contracts expire in 30 to 90 days.

NOTE 3 – ACQUISITION

On October 17, 2011, Griffon acquired the pots and planters business of Southern Sales & Marketing Group, Inc. (“SSMG”) for $22,432. The acquired business, which markets its products under the Southern Patio brand name (“Southern Patio”), is a leading designer, manufacturer and marketer of landscape accessories. Southern Patio, which was integrated with ATT, had revenue exceeding $40,000 in 2011.

The accounts of the acquired company, after adjustments to reflect fair market values assigned to assets purchased from SSMG, have been included in the consolidated financial statements from date of acquisition; acquired inventory was not significant. Griffon is in the process of finalizing the adjustment to the purchase price, if any, primarily related to working capital; accordingly, management has used their best estimate in the initial purchase price allocation as of the date of these financial statements.

The following table summarizes the fair values of the assets acquired as of the date of the acquisition and the amounts assigned to goodwill and intangible asset classifications:

Inventory	$3,673
PP&E	416
Goodwill	4,655
Intangibles	13,688

Total assets acquired	$22,432

The amounts assigned to goodwill and major intangible asset classifications, all of which are tax deductible, for the Southern Patio acquisition are as follows:

		Amortization Period (Years)

Goodwill	$4,655	N/A
Tradenames	2,611	Indefinite
Customer relationships	11,077	25

	$18,343

NOTE 4 – INVENTORIES

Inventories, stated at the lower of cost (first-in, first-out or average) or market, were comprised of the following:

	At December 31, 2011	At September 30, 2011

Raw materials and supplies	$84,317	$76,563
Work in process	71,033	66,585
Finished goods	141,646	120,661

Total	$296,996	$263,809

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment were comprised of the following:

	At December 31, 2011	At September 30, 2011

Land, building and building improvements	$125,341	$126,340
Machinery and equipment	584,540	571,414
Leasehold improvements	32,533	32,867

	742,414	730,621
Accumulated depreciation and amortization	(389,685)	(380,571)

Total	$352,729	$350,050

Depreciation and amortization expense for property, plant and equipment was $13,489 and $11,815 for the quarters ended December 31, 2011 and 2010, respectively.

No event or indicator of impairment occurred during the quarter ended December 31, 2011, which would require additional impairment testing of property, plant and equipment.

NOTE 6 – GOODWILL AND OTHER INTANGIBLES

The following table provides the changes in carrying value of goodwill by segment during the quarter ended December 31, 2011.

	At September 30, 2011	Goodwill from 2011 acquisitions	Other adjustments including currency translations	At December 31, 2011

Home & Building Products	$265,147	$4,655	$—	$269,802
Telephonics	18,545	—	—	18,545
Plastics	74,196	—	(1,628)	72,568

Total	$357,888	$4,655	$(1,628)	$360,915

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	At December 31, 2011			At September 30, 2011

	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization

Customer relationships	$166,348	$15,576	25	$155,602	$13,862
Unpatented technology	6,525	1,895	11	6,534	1,749

Total amortizable intangible assets	172,873	17,471		162,136	15,611
Trademarks	79,470	—		76,664	—

Total intangible assets	$252,343	$17,471		$238,800	$15,611

Amortization expense for intangible assets subject to amortization was $2,026 and $2,010 for the quarters ended December 31, 2011 and 2010, respectively. The amortizable intangibles acquired in the Southern Patio acquisition will increase amortization in 2011 and forward by approximately $440 per year.

No event or indicator of impairment occurred during the quarter ended December 31, 2011, which would require impairment testing of long-lived intangible assets including goodwill. Subsequent to the end of the quarter, there were changes in management at both Plastics and Telephonics. Management performed a qualitative assessment as to whether these changes affected these reporting units’ carrying value and concluded that it was more likely than not that that the fair value of the units are greater than the respective carrying values.

NOTE 7 – INCOME TAXES

The tax rate for the 2011 quarter was a provision of 49.2%, compared to a benefit of 44.9% in the 2010 quarter; the 2010 benefit arose on the pretax loss for the quarter. The 2011 rate reflects the impact of permanent differences, tax reserves and a change in earnings mix; the 2010 rate benefited $320 from the retroactively extended research tax credit signed into law on December 22, 2010. There were no discrete period items in the current quarter.

NOTE 8 – LONG-TERM DEBT

			At December 31, 2011					At September 30, 2011

			Outstanding Balance	Original Issuer Discount	Balance Sheet	Capitalized Fees & Expenses	Coupon Interest Rate	Outstanding Balance	Original Issuer Discount	Balance Sheet	Capitalized Fees & Expenses	Coupon Interest Rate

Senior notes due 2018	(a	)	$550,000	$—	$550,000	$10,249	7.125%	$550,000	$—	$550,000	$11,337	7.125%
Revolver due 2016	(a	)	—	—	—	2,574	n/a	—	—	—	2,937	n/a
Convert. debt due 2017	(b	)	100,000	(18,949)	81,051	2,253	4.000%	100,000	(19,693)	80,307	2,474	4.000%
Real estate mortgages	(c	)	14,671	—	14,671	336	n/a	18,233	—	18,233	379	n/a
ESOP Loans	(d	)	23,942	—	23,942	21	n/a	24,348	—	24,348	17	n/a
Capital lease - real estate	(e	)	11,123	—	11,123	251	5.000%	11,341	—	11,341	257	5.000%
Convert. debt due 2023	(f	)	532	—	532	—	4.000%	532	—	532	—	4.000%
Term loan due 2013	(g	)	20,736	—	20,736	173	n/a	24,096	—	24,096	201	n/a
Revolver due 2012	(g	)	—	—	—	—	n/a	—	—	—	33	n/a
Foreign line of credit	(g	)	3,759	—	3,759	—	n/a	3,780	—	3,780	—	n/a
Other long term debt	(j	)	758	—	758	—		774	—	774	—

Totals			725,521	(18,949)	706,572	$15,857		733,104	(19,693)	713,411	$17,635

less: Current portion			(21,302)	—	(21,302)			(25,164)	—	(25,164)

Long-term debt			$704,219	$(18,949)	$685,270			$707,940	$(19,693)	$688,247

			Three Months Ended December 31, 2011					Three Months Ended December 31, 2010

			Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense	Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense

Senior notes due 2018	(a	)	7.4%	$9,797	$—	$412	$10,209	n/a	$—	$—	$—	$—
Revolver due 2016	(a	)	n/a	—	—	153	153	n/a	—	—	—	—
Convert. debt due 2017	(b	)	9.1%	1,000	744	111	1,855	9.1%	1,000	683	113	$1,796
Real estate mortgages	(c	)	5.6%	150	—	22	172	6.6%	133	—	9	142
ESOP Loans	(d	)	2.9%	180	—	1	181	3.1%	23	—	17	40
Capital lease - real estate	(e	)	5.6%	142	—	6	148	5.6%	162	—	6	168
Convert. debt due 2023	(f	)	4.0%	5	—	—	5	4.0%	5	—	—	5
Term loan due 2013	(g	)	9.3%	282	—	22	304	n/a	—	—	—	—
Revolver due 2012	(g	)	n/a	22	—	34	56	n/a	—	—	—	—
Foreign line of credit	(g	)	10.9%	103	—	—	103	n/a	—	—	—	—
Term loan due 2016	(h	)	n/a	—	—	—	—	8.8%	7,485	309	453	8,247
Asset based loan	(h	)	n/a	—	—	—	—	6.5%	497	31	176	704
Revolver due 2013	(i	)	n/a	—	—	—	—	3.2%	111	—	48	159
Other long term debt	(j	)		328	—	—	328		3	—	—	3
Capitalized interest				(451)	—	—	(451)		(41)	—	—	(41)

Totals				$11,558	$744	$761	$13,063		$9,378	$1,023	$822	$11,223

(a)

On March 17, 2011, in an unregistered offering through a private placement under Rule 144A, Griffon issued, at par, $550,000 of 7.125% Senior Notes due in 2018; interest is payable semi-annually. On August 9, 2011, Griffon exchanged all of the Senior Notes for substantially identical Senior Notes registered under the Securities Act of 1933 (“Senior Notes”), via an exchange offer.

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

At December 31, 2011, there were $19,511 of standby letters of credit outstanding under the Credit Agreement; $180,489 was available for borrowing at that date.

(b)

On December 21, 2009, Griffon issued $100,000 principal of 4% convertible subordinated notes due 2017 (the “2017 Notes”). The initial conversion rate of the 2017 Notes was 67.0799 shares of Griffon’s common stock per $1,000 principal amount of notes, corresponding to an initial conversion price of $14.91 per share, a 23% conversion premium over the $12.12 closing price on December 15, 2009. When a cash dividend is declared that would result in an adjustment to the conversion ratio of less than 1%, any adjustment to the conversion ratio is deferred until the first to occur of (i) actual conversion, (ii) the 42nd trading day prior to maturity of the notes, and (iii) such time as the cumulative adjustment equals or exceeds 1%. As of March 27, 2012, aggregate dividends of $0.04 per share would result in a cumulative change in the conversion rate of 0.5%. Griffon used 8.75% as the nonconvertible debt-borrowing rate to discount the 2017 Notes and will amortize the debt discount through January 2017. At issuance, the debt component of the 2017 Notes was $75,437 and debt discount was $24,563. At December 31, 2011 and September 30, 2011, the 2017 Notes had a capital in excess of par component, net of tax, of $15,720.

(c)

On December 20, 2010, Griffon entered into two second lien real estate mortgages to secure new loans totaling $11,834. The loans mature in February 2016, are collateralized by the related properties and are guaranteed by Griffon. The loans bear interest at a rate of LIBOR plus 3% with the option to swap to a fixed rate.

Griffon has other real estate mortgages, collateralized by real property, which bear interest at 6.3% and mature in 2016. During the quarter, the mortgage at Russia, Ohio was paid in full, on maturity.

(d)

Griffon’s Employee Stock Ownership Plan (“ESOP”) entered into a loan agreement in August 2010 to borrow $20,000 over a one-year period. The proceeds were used to purchase 1,874,737 shares of Griffon common stock in the open market for $19,973. The loan bears interest at a) LIBOR plus 2.5% or b) the lender’s prime rate, at Griffon’s option. In November 2011, Griffon exercised an option to convert the outstanding loan to a five-year term loan; principal is payable in quarterly installments of $250, beginning December 2011, with a balloon payment of $15,223 due at maturity (November 2016). The loan is secured by shares purchased with the proceeds of the loan, and repayment is guaranteed by Griffon. At December 31, 2011, $19,723 was outstanding.

In addition, the ESOP has a loan agreement, guaranteed by Griffon, which requires quarterly principal payments of $156 and interest through the expiration date of September 2012 at which time the $3,900 balance of the loan, and any outstanding interest, will be payable. The primary purpose of this loan was to purchase 547,605 shares of Griffon’s common stock in October 2008. The loan is secured by shares purchased with the proceeds of the loan, and repayment is guaranteed by Griffon. The loan bears interest at rates based upon the prime rate or LIBOR. At December 31, 2011, $4,219 was outstanding.

(e)

In October 2006, CBP entered into a capital lease totaling $14,290 for real estate in Troy, Ohio. The lease matures in 2021, bears interest at a fixed rate of 5.1%, is secured by a mortgage on the real estate and is guaranteed by Griffon.

(f)

At December 31, 2011 and September 30, 2011, Griffon had $532 of 4% convertible subordinated notes due 2023 (the “2023 Notes”) outstanding. Holders of the 2023 Notes may require Griffon to repurchase all or a portion of their 2023 Notes on July 18, 2013 and 2018, if Griffon’s common stock price is below the conversion price of the 2023 Notes, as well as upon a change in control. An adjustment to the conversion rate will be required as the result of payment of a cash dividend only if such adjustment would be greater than 1% (or at such time as the cumulative impact on the conversion rate reaches 1% in the aggregate). As of March 27, 2012, aggregate dividends of $0.04 per share would result in a cumulative change in the conversion rate of 0.5%. At December 31, 2011 and September 30, 2011, the 2023 Notes had no capital in excess of par value component as substantially all of these notes were put to Griffon at par and settled in July 2010.

(g)

In November 2010, Clopay Europe GMBH (“Clopay Europe”) entered into a €10,000 revolving credit facility and a €20,000 term loan. The facility accrues interest at Euribor plus 2.35% per annum, and the term loan accrues interest at Euribor plus 2.45% per annum. The revolving facility matures in November 2012, but is renewable upon mutual agreement with the bank. In July 2011, the full €20,000 was drawn on the Term Loan, with a portion of the proceeds used to repay borrowings under the revolving credit facility. The term loan is payable in ten equal quarterly installments which began in September 2011, with maturity in December 2013. Under the term loan, Clopay Europe is required to maintain a certain minimum equity to assets ratio and keep leverage below a certain level, defined as the ratio of total debt to EBITDA. There were no borrowings outstanding under the revolving facility at December 31, 2011 with €10,000 available for borrowing.

Clopay do Brazil, a subsidiary of Plastics, maintains lines of credit of approximately $4,000. Interest on borrowings accrue at a rate of LIBOR plus 3.8% or CDI plus 5.6%. At December 31, 2011, $3,759 was borrowed under the lines.

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

On March 17, 2011, the Term Loan and swap were terminated, and on March 18, 2011, the ABL was terminated, in connection with the issuance of the Senior Notes and Credit Agreement.

(i)

In March 2008, Telephonics entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which the lenders agreed to provide a five-year, revolving credit facility of $100,000 (the “TCA”). The TCA terminated in connection with the Credit Agreement.

(j)	Includes capital leases.

At December 31, 2011, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements.

NOTE 9 — SHAREHOLDERS’ EQUITY

On November 17, 2011, the Board of Directors approved a quarterly cash dividend of $0.02 per common share, which was paid on December 27, 2011, to holders of common stock as of close of business on November 29, 2011. $1,184 was recorded to retained earnings for the dividend. Dividends paid on allocated shares in the ESOP were used to pay down the ESOP loan and were recorded as a reduction in expense. A dividend payable was established for the holders of restricted shares and will be released upon vesting of the underlying restricted shares.

On January 31, 2012, the Board of Directors declared a second quarterly cash dividend of $0.02 per share, payable on March 27, 2012 to shareholder of record as of the close of business on February 28, 2012.

Griffon expenses the fair value of equity compensation grants over the related vesting period. Compensation cost related to stock-based awards with graded vesting are amortized using the straight-line attribution method.

In February 2011, shareholders approved the Griffon Corporation 2011 Equity Incentive Plan (“Incentive Plan”) under which awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, deferred shares and other stock-based awards may be granted. Options granted under the Incentive Plan may be either “incentive stock options” or nonqualified stock options, generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The maximum number of shares of common stock available for award under the Incentive Plan is 3,000,000 (600,000 of which may be issued as incentive stock options) plus any shares underlying awards outstanding on the effective date of the Incentive Plan under the 2006 Incentive Plan that are subsequently cancelled or forfeited. As of December 31, 2011, 1,865,009 shares were available for grant.

All grants outstanding under the Griffon Corporation 2001 Stock Option Plan, 2006 Equity Incentive Plan and Outside Director Stock Award Plan will continue under their terms; no additional awards will be granted under such plans.

During the first quarter of 2012, Griffon granted 309,500 restricted shares with three-year cliff vesting, 191,000 of which are also subject to certain performance conditions, with a total fair value of $2,881, or a weighted average fair value of $9.31 per share.

During the second quarter of 2011, Griffon granted 590,000 performance shares. Prior to the change in the terms of the grant, the performance shares had a fair value of $7,346, or a weighted average fair value of $12.45 per share, and cliff vested when either Griffon’s common stock closed at or above $16 per share for twenty consecutive trading days or 7 years from the date of grant, whichever came first. In January 2012, the terms of the grant were modified such that the price of Griffon common stock must close at or above $16 per share for thirty consecutive trading days on or prior to January 10, 2016 in order for the shares to vest; otherwise, the shares will be forfeited. The unamortized portion of the original fair value of approximately $6,400 will be expensed over the new service period of 32 months beginning January 2012.

For the quarters ended December 31, 2011 and 2010, stock based compensation expense totaled $2,257 and $2,023, respectively.

In August 2011, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under this repurchase program, the Company may, from time to time, purchase shares of its common stock, depending upon market conditions, in open market or privately negotiated transactions, including pursuant to a 10b5-1 plan. In the first quarter of 2012, Griffon purchased 283,400 shares of common stock, for a total of $2,351, or $8.29 per share; in total, Griffon has purchased 448,779 shares of common stock, for a total of $3,660, or $8.16 per share, under this repurchase program. $46,340 remains under the $50,000 authorization.

NOTE 10 – EARNINGS PER SHARE (EPS)

Basic EPS was calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS was calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with stock based compensation. The 2023 Notes and the 2017 Notes were anti-dilutive due to the conversion price being greater than the weighted-average stock price during the periods presented. Due to the net loss during the quarter ended December 31, 2010, the incremental shares from stock based compensation are anti-dilutive.

The following table is a reconciliation of the share amounts (in thousands) used in computing earnings per share:

	Three Months Ended December 31,

	2011	2010

Weighted average shares outstanding - basic	56,025	59,274
Incremental shares from stock based compensation	1,057	—

Weighted average shares outstanding - diluted	57,082	59,274

Anti-dilutive options excluded from diluted EPS computation	1,202	1,202

Anti-dilutive restricted stock excluded from diluted EPS computation	900	627

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

Griffon evaluates performance and allocates resources based on each segments’ operating results before interest income or expense, income taxes, depreciation and amortization, gain (losses) from debt extinguishment, unallocated amounts, restructuring charges and costs related to the fair value of inventory for acquisitions. Griffon believes this information is useful to investors. The following tables provide a reconciliation of Segment profit and Segment profit before depreciation, amortization, restructuring and fair value write-up of acquired inventory sold and acquisition costs to Income before taxes and discontinued operations:

	For the Three Months Ended December 31,

	2011	2010

REVENUE
Home & Building Products:
ATT	$98,741	$94,197
CBP	111,647	104,066

Home & Building Products	210,388	198,263
Telephonics	104,513	98,279
Plastics	136,130	117,860

Total consolidated net sales	$451,031	$414,402

	For the Three Months Ended December 31,

	2011	2010

INCOME (LOSS) BEFORE TAXES
Segment operating profit (loss):
Home & Building Products	$9,834	$(1,623)
Telephonics	12,515	10,693
Plastics	1,880	4,142

Total segment operating profit	24,229	13,212
Unallocated amounts	(6,335)	(5,106)
Net interest expense	(13,000)	(11,154)

Income (loss) before taxes	$4,894	$(3,048)

Segment profit before depreciation, amortization, restructuring, fair value write-up of acquired inventory sold and acquisition costs:
Home & Building Products	$17,750	$17,534
Telephonics	15,690	12,406
Plastics	8,180	9,786

Total Segment profit before depreciation, amortization, restructuring, fair value write-up of acquired inventory sold and acquisition costs	41,620	39,726
Unallocated amounts, less acquisition costs	(6,335)	(5,106)
Net interest expense	(13,000)	(11,154)
Segment depreciation and amortization	(15,418)	(13,757)
Restructuring charges	(1,795)	(1,393)
Fair value write-up of acquired inventory sold	—	(11,364)
Acquisition costs	(178)	—

Income (loss) before taxes	$4,894	$(3,048)

Unallocated amounts typically include general corporate expenses not attributable to a reportable segment.

	For the Three Months Ended December 31,

	2011	2010

DEPRECIATION and AMORTIZATION
Segment:
Home & Building Products	$7,465	$6,400
Telephonics	1,653	1,713
Plastics	6,300	5,644

Total segment depreciation and amortization	15,418	13,757
Corporate	97	68

Total consolidated depreciation and amortization	$15,515	$13,825

CAPITAL EXPENDITURES
Segment:
Home & Building Products	$6,268	$6,440
Telephonics	1,230	805
Plastics	12,328	10,620

Total segment	19,826	17,865
Corporate	66	65

Total consolidated capital expenditures	$19,892	$17,930

	At December 31, 2011	At September 30, 2011

ASSETS
Segment assets:
Home & Building Products	$952,487	$972,714
Telephonics	283,360	288,968
Plastics	434,834	450,452

Total segment assets	1,670,681	1,712,134
Corporate	161,127	148,064

Total continuing assets	1,831,808	1,860,198
Assets of discontinued operations	4,313	5,056

Consolidated total	$1,836,121	$1,865,254

NOTE 12 – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was as follows:

	Three Months Ended Ended December 31,

	2011	2010

Net income (loss)	$2,487	$(1,680)

Change in fair value of interest rate swap, net of tax	—	(48)
Foreign currency translation adjustment	(4,566)	(445)
Pension other comprehensive income amortization, net of tax	518	425

Comprehensive loss	$(1,561)	$(1,748)

NOTE 13 – DEFINED BENEFIT PENSION EXPENSE

Defined benefit pension expense was as follows:

	Three Months Ended December 31,

	2011	2010

Service cost	$52	$162
Interest cost	2,670	2,780
Expected return on plan assets	(2,933)	(2,755)
Amortization:
Prior service cost	83	84
Recognized actuarial loss	718	551

Net periodic expense	$590	$822

Effective January 1, 2012, the Clopay Pension Plan merged into the Ames True Temper Inc. Pension Plan. The merged Pension Plan was renamed the Clopay Ames True Temper Plan.

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

NOTE 15 – DISCONTINUED OPERATIONS

The following amounts related to the Installation Services segment, discontinued in 2008, have been segregated from Griffon’s continuing operations and are reported as assets and liabilities of discontinued operations in the condensed consolidated balance sheets:

	At December 31, 2011		At September 30, 2011

	Current	Long-term	Current	Long-term

Assets of discontinued operations:
Prepaid and other current assets	$1,307	$—	$1,381	$—
Other long-term assets	—	3,006	—	3,675

Total assets of discontinued operations	$1,307	$3,006	$1,381	$3,675

Liabilities of discontinued operations:
Accrued liabilities	$3,611	$—	$3,794	$—
Other long-term liabilities	—	4,979	—	5,786

Total liabilities of discontinued operations	$3,611	$4,979	$3,794	$5,786

There was no Installation Services’ operating unit revenue or income for the quarters ended December 31, 2011 or 2010.

NOTE 16 – RESTRUCTURING AND OTHER RELATED CHARGES

In June 2009, Griffon announced plans to consolidate facilities in CBP. These actions were completed in 2011, consistent with the plan. In completing the consolidation plan, CBP incurred total pre-tax exit and restructuring costs approximating $9,031, substantially all of which was cash charges; charges include $1,160 for one-time termination benefits and other personnel costs, $210 for excess facilities and related costs, and $7,661 for other exit costs, primarily in connection with production realignment, and had $10,365 of capital expenditures. The restructuring costs in the quarter ended December 31, 2010 were $1,328.

ATT recognized $273 and $65 in restructuring and other related charges, primarily related to a facility, in the quarters ended December 31, 2011 and 2010, respectively.

Telephonics recognized $1,522 of restructuring and other related charges, primarily for one-time termination benefits and other personnel costs, in the quarter ended December 31, 2011, in conjunction with changes to its organizational structure.

A summary of the restructuring and other related charges included in the line item “Restructuring and other related charges” in the Consolidated Statements of Operations recognized was as follows:

	Workforce Reduction	Facilities & Exit Costs	Other Related Costs	Total

Amounts incurred in:
Quarter ended December 31, 2010	$239	$791	$363	$1,393
Quarter ended December 31, 2011	$1,538	$257	$—	$1,795

At December 31, 2011, the accrued liability for the restructuring and related charges consisted of:

	Workforce Reduction	Facilities & Exit Costs	Other Related Costs	Total

Accrued liability at September 30, 2011	$2,657	$—	$—	$2,657
Charges	1,538	257	—	1,795
Payments	(1,358)	(175)	—	(1,533)

Accrued liability at December 31, 2011	$2,837	$82	$—	$2,919

NOTE 17 – OTHER INCOME

For the quarters ended December 31, 2011 and 2010, Other income included a loss of $264 and income of $123, respectively, of foreign exchange gains/losses, net, and $65 and $1,139, respectively, of investment income.

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

Changes in Griffon’s warranty liability, included in Accrued liabilities, were as follows:

	Three Months Ended December 31,
	2011	2010

Balance, beginning of period	$7,963	$6,719
Warranties issued and charges in estimated pre-existing warranties	2,030	831
Actual warranty costs incurred	(1,040)	(849)

Balance, end of period	$8,953	$6,701

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

Department of Environmental Conservation of New York State, regarding Frankfort, NY site. During fiscal 2009, an underground fuel tank with surrounding soil contamination was discovered at the Frankfort, N.Y. site which is the result of historical facility operations prior to ATT’s ownership. While ATT was actively working with the DEC and the New York State Department of Health to define remediation requirements relative to the underground fuel tank, the DEC took the position that ATT was responsible to remediate other types of contamination on the site. After negotiations with the DEC, on August 15, 2011, ATT executed an Order on Consent with the DEC. The Order is without admission or finding of liability or acknowledgement that there has been a release of hazardous substances at the site. Importantly, the Order does not waive any rights that ATT has under a 1991 Consent Judgment entered into between the DEC and a predecessor of ATT relating to the site. On September 26, 2011 ATT submitted a Records Search Report to DEC and on October 24, 2011 filed the draft Remedial Investigation Work Plan completing the first two steps under the Order. The Order requires that ATT identify Areas of Concern at the site, and formulate a strategy to investigate and remedy both on and off site conditions in compliance with applicable environmental law. At the conclusion of the remedy phase of the remediation to the satisfaction of the DEC, the DEC will issue a Certificate of Completion.

U.S. Government investigations and claims

Defense contracts and subcontracts, including Griffon’s contracts and subcontracts, are subject to audit and review by various agencies and instrumentalities of the United States government, including, among others, the Defense Contract Audit Agency (“DCAA”) and the Department of Justice, which has responsibility for asserting claims on behalf of the U.S. government. In addition to ongoing audits, pursuant to an administrative subpoena Griffon is currently providing information to the U.S. Department of Defense Office of the Inspector General. No claim has been asserted against Griffon, and Griffon is unaware of any material financial exposure in connection with the Inspector General’s inquiry.

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

General legal

Griffon is a party to legal proceedings arising in the ordinary course of business and is subject to various laws and regulations relating to the protection of the environment. Management believes, based on facts presently known to it, that the resolution of the matters above and such other matters will not have a material adverse effect on Griffon’s consolidated financial position, results of operations or cash flows.

NOTE 20 — CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the domestic assets of Clopay Building Products Company, Inc., Clopay Plastic Products Company, Inc., Telephonics Corporation and Ames True Temper Inc. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act of 1933, presented below are condensed consolidating financial information as of and for the three month periods ended December 31, 2011 and 2010. The financial information may not necessarily be indicative of results of operations or financial position had the guarantor companies or non-guarantor companies operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly-owned subsidiaries accounted for under the equity method.

CONDENSED CONSOLIDATING BALANCE SHEETS
At December 31, 2011
(Unaudited)

($ in thousands)	Parent Company	Guarantor Companies	Non- Guarantor Companies	Elimination	Consolidation

CURRENT ASSETS
Cash and equivalents	$115,354	$17,916	$44,088	$—	$177,358
Accounts receivable, net of allowances	—	187,535	82,532	—	270,067
Contract costs and recognized income not yet billed, net of progress payments	—	61,188	1,029	—	62,217
Inventories, net	—	223,777	73,219	—	296,996
Prepaid and other current assets	(1,031)	40,397	7,596	(612)	46,350
Assets of discontinued operations	—	—	1,307	—	1,307

Total Current Assets	114,323	530,813	209,771	(612)	854,295

PROPERTY, PLANT AND EQUIPMENT, net	1,387	229,315	122,027	—	352,729
GOODWILL	—	283,491	77,424	—	360,915
INTANGIBLE ASSETS, net	—	154,275	80,597	—	234,872
INTERCOMPANY RECEIVABLE	505,848	247,534	112,838	(866,220)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	2,816,497	729,644	2,383,273	(5,929,414)	—
OTHER ASSETS	52,029	50,560	8,856	(81,141)	30,304
ASSETS OF DISCONTINUED OPERATIONS	—	—	3,006	—	3,006

Total Assets	$3,490,084	$2,225,632	$2,997,792	$(6,877,387)	$1,836,121

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$5,219	$1,004	$15,079	$—	$21,302
Accounts payable and accrued liabilities	23,951	189,297	58,116	(612)	270,752
Liabilities of discontinued operations	—	—	3,611	—	3,611

Total Current Liabilities	29,170	190,301	76,806	(612)	295,665

LONG-TERM DEBT, net of debt discounts	650,306	10,558	24,406	—	685,270
INTERCOMPANY Payables	—	92,076	774,144	(866,220)	—
OTHER LIABILITIES	77,778	170,546	33,825	(81,141)	201,008
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	4,979	—	4,979

Total Liabilities	757,254	463,481	914,160	(947,973)	1,186,922

SHAREHOLDERS’ EQUITY	2,732,830	1,762,151	2,083,632	(5,929,414)	649,199

Total Liabilities and Shareholders’ Equity	$3,490,084	$2,225,632	$2,997,792	$(6,877,387)	$1,836,121

CONDENSED CONSOLIDATING BALANCE SHEETS
At September 30, 2011

($ in thousands)	Parent Company	Guarantor Companies	Non- Guarantor Companies	Elimination	Consolidation

CURRENT ASSETS
Cash and equivalents	$178,448	$15,164	$49,417	$—	$243,029
Accounts receivable, net of allowances	—	190,986	76,485	—	267,471
Contract costs and recognized income not yet billed, net of progress payments	—	73,755	982	—	74,737
Inventories, net	—	194,355	69,454	—	263,809
Prepaid and other current assets	1,839	40,436	1,913	4,640	48,828
Assets of discontinued operations	—	—	1,381	—	1,381

Total Current Assets	180,287	514,696	199,632	4,640	899,255

PROPERTY, PLANT AND EQUIPMENT, net	1,402	224,193	124,455	—	350,050
GOODWILL	—	283,491	74,397	—	357,888
INTANGIBLE ASSETS, net	—	155,242	67,947	—	223,189
INTERCOMPANY RECEIVABLE	449,112	278,344	98,953	(826,409)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	2,844,527	746,686	2,397,258	(5,988,471)	—
OTHER ASSETS	54,354	49,771	14,270	(87,198)	31,197
ASSETS OF DISCONTINUED OPERATIONS	—	—	3,675	—	3,675

Total Assets	$3,529,682	$2,252,423	$2,980,587	$(6,897,438)	$1,865,254

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$5,375	$4,350	$15,439	$—	$25,164
Accounts payable and accrued liabilities	36,765	199,742	44,774	4,640	285,921
Liabilities of discontinued operations	—	—	3,794	—	3,794

Total Current Liabilities	42,140	204,092	64,007	4,640	314,879

LONG-TERM DEBT, net of debt discounts	649,812	10,794	27,641	—	688,247
INTERCOMPANY Payables	—	89,198	737,211	(826,409)	—
OTHER LIABILITIES	79,655	172,203	39,774	(87,198)	204,434
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	5,786	—	5,786

Total Liabilities	771,607	476,287	874,419	(908,967)	1,213,346

SHAREHOLDERS’ EQUITY	2,758,075	1,776,136	2,106,168	(5,988,471)	651,908

Total Liabilities and Shareholders’ Equity	$3,529,682	$2,252,423	$2,980,587	$(6,897,438)	$1,865,254

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended December 31, 2011
(Unaudited)

($ in thousands)	Parent Company	Guarantor Companies	Non- Guarantor Companies	Elimination	Consolidation

Revenue	$—	$338,062	$126,963	$(13,994)	$451,031
Cost of goods and services	—	253,527	109,160	(14,364)	348,323

Gross profit	—	84,535	17,803	370	102,708

Selling, general and administrative expenses	4,616	63,991	14,551	(92)	83,066
Restructuring and other related charges	—	1,779	16	—	1,795

Total operating expenses	4,616	65,770	14,567	(92)	84,861

Income (loss) from operations	(4,616)	18,765	3,236	462	17,847

Other income (expense)
Interest expense	(3,398)	(5,982)	(3,620)	—	(13,000)
Other, net	65	2,842	(2,398)	(462)	47

Total other income (expense)	(3,333)	(3,140)	(6,018)	(462)	(12,953)

Income (loss) before taxes	(7,949)	15,625	(2,782)	—	4,894
Provision (benefit) for income taxes	(4,441)	6,726	122	—	2,407

Income (loss) before equity in net income of subsidiaries	(3,508)	8,899	(2,904)	—	2,487
Equity in net income (loss) of subsidiaries	5,995	(2,840)	8,899	(12,054)	—

Net income (loss)	$2,487	$6,059	$5,995	$(12,054)	$2,487

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended December 31, 2010
(Unaudited)

($ in thousands)	Parent Company	Guarantor Companies	Non- Guarantor Companies	Elimination	Consolidation

Revenue	$—	$305,647	$108,755	$—	$414,402
Cost of goods and services	—	240,604	86,195	(256)	326,543

Gross profit	—	65,043	22,560	256	87,859

Selling, general and administrative expenses	5,082	60,653	14,774	(64)	80,445
Restructuring and other related charges	—	1,329	64	—	1,393

Total operating expenses	5,082	61,982	14,838	(64)	81,838

Income (loss) from operations	(5,082)	3,061	7,722	320	6,021

Other income (expense)
Interest expense	(1,825)	(773)	(8,556)	—	(11,154)
Other, net	1,139	(2,142)	3,408	(320)	2,085

Total other income (expense)	(686)	(2,915)	(5,148)	(320)	(9,069)

Income (loss) before taxes	(5,768)	146	2,574	—	(3,048)
Provision (benefit) for income taxes	(2,235)	3,146	(2,279)	—	(1,368)

Income (loss) before equity in net income of subsidiaries	(3,533)	(3,000)	4,853	—	(1,680)
Equity in net income (loss) of subsidiaries	1,853	10,625	(3,000)	(9,478)	—

Net income (loss)	$(1,680)	$7,625	$1,853	$(9,478)	$(1,680)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2011
(Unaudited)

($ in thousands)	Parent Company	Guarantor Companies	Non- Guarantor Companies	Elimination	Consolidation

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,487	$6,059	$5,995	$(12,054)	$2,487

Net cash provided by (used in) operating activities	(36,903)	2,275	20,785	—	(13,843)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(66)	(15,747)	(4,079)	—	(19,892)
Acquired business, net of cash acquired	—	(22,432)	—	—	(22,432)
Proceeds from sale of investment	—	21	40	—	61

Net cash used in investing activities	(66)	(38,158)	(4,039)	—	(42,263)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(2,351)	—	—	—	(2,351)
Payments of long-term debt	(406)	(3,604)	(2,816)	—	(6,826)
Intercompany debt	(23,000)	—	23,000	—	—
Financing costs	(4)	—	—	—	(4)
Tax effect from exercise/vesting of equity awards, net	834	—	—	—	834
Dividend	(1,184)	—	—	—	(1,184)
Other, net	(14)	42,667	(42,667)	—	(14)

Net cash provided by (used in) financing activities	(26,125)	39,063	(22,483)	—	(9,545)

Net cash used in discontinued operations	—	—	(277)	—	(277)

Effect of exchange rate changes on cash and equivalents	—	—	257	—	257

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(63,094)	3,180	(5,757)	—	(65,671)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	178,448	15,164	49,417	—	243,029

CASH AND EQUIVALENTS AT END OF PERIOD	$115,354	$18,344	$43,660	$—	$177,358

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2010
(Unaudited)

($ in thousands)	Parent Company	Guarantor Companies	Non- Guarantor Companies	Elimination	Consolidation

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,680)	$7,625	$1,853	$(9,478)	$(1,680)

Net cash used in operating activities	(7,009)	(3,967)	(12,839)	—	(23,815)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(65)	(8,519)	(9,346)	—	(17,930)
Acquired business, net of cash acquired	—	(1,066)	211	—	(855)
Intercompany distributions	10,000	(10,000)	—	—	—
Funds restricted for capital projects	—	1,283	—	—	1,283
Change in equipment lease deposits	—	(1,141)	—	—	(1,141)

Net cash provided by (used in) investing activities	9,935	(19,443)	(9,135)	—	(18,643)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	—	47,974	—	47,974
Payments of long-term debt	(156)	(30,283)	(4,795)	—	(35,234)
Financing costs	(5)	—	(1,703)	—	(1,708)
Exercise of stock options	20	—	—	—	20
Tax benefit from vesting of restricted stock	7	—	—	—	7
Other, net	(12)	25,185	(25,185)	—	(12)

Net cash provided by (used in) financing activities	(146)	(5,098)	16,291	—	11,047

Net cash used in discontinued operations	—	—	(367)	—	(367)

Effect of exchange rate changes on cash and equivalents	—	—	383	—	383

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	2,780	(28,508)	(5,667)	—	(31,395)
CASH AND EQUIVALENTS AT BEGINNING OF YEAR	74,600	57,113	38,089	—	169,802

CASH AND EQUIVALENTS AT END OF YEAR	$77,380	$28,605	$32,422	$—	$138,407

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW (in thousands, except per share data)

Griffon Corporation (the “Company” or “Griffon”), is a diversified management and holding company that conducts business through wholly-owned subsidiaries. Griffon oversees the operations of its subsidiaries, allocates resources among them and manages their capital structures. Griffon provides direction and assistance to its subsidiaries in connection with acquisition and growth opportunities as well as in connection with divestitures. In order to further diversify, Griffon also seeks out, evaluates and, when appropriate, will acquire additional businesses that offer potentially attractive returns on capital.

Griffon currently conducts its operations through three segments:

•	Home & Building Products (“HBP”) consists of two companies, Ames True Temper, Inc (“ATT”) and Clopay Building Products (“CBP”):

	-	ATT is a global provider of non-powered landscaping products that make work easier for homeowners and professionals.

	-	CBP is a leading manufacturer and marketer of residential, commercial and industrial garage doors to professional installing dealers and major home center retail chains.

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

On October 17, 2011, Griffon acquired the pots and planters business of Southern Sales & Marketing Group, Inc. for $22,432. The acquired business, which markets its products under the Southern Patio brand name (“Southern Patio”), is a leading designer, manufacturer and marketer of landscape accessories. Southern Patio, which was integrated with ATT, had revenue exceeding $40,000 in 2011; acquired inventory was not significant.

Southern Patio’s results of operations are not included in the Griffon consolidated balance sheet, statement of operations or cash flows, or footnotes relating thereto prior to October 17, 2011.

OVERVIEW

Revenue for the quarter ended December 31, 2011 was $451,031, compared to $414,402 in the prior year quarter. Net income was $2,487, or $0.04 per diluted share, compared to a loss of $1,680, or $0.03 per share, in the prior year quarter. The current quarter results included:

-	$1,795 ($1,167, net of tax, or $0.02 per share) of restructuring and related charges; and
-	$178 ($116, net of tax, or $0.00 per share) of acquisition costs.

The prior year quarter included the following:
-	$11,364 ($7,387, net of tax, or $0.12 per share) of increased cost of goods related to the sale of inventory recorded at fair value in connection with acquisition accounting for ATT;
-	Restructuring charges of $1,393 ($905, net of tax, or $0.02 per share); and
-	Discrete tax benefits of $320, or $0.01 per share.

Excluding these items from both periods, Net income would have been $3,770, or $0.07 per share, compared to $6,292, or $0.11 per share, in the prior year quarter.

Griffon evaluates performance based on Earnings per share and Net income (loss) excluding restructuring charges, gain (loss) from debt extinguishment, discrete tax items, acquisition costs and costs related to the fair value of inventory for acquisitions. Griffon believes this information is useful to investors. The following table provides a reconciliation of Earnings (loss) per share and Net income (loss) to Adjusted earnings per share and Adjusted net income:

GRIFFON CORPORATION AND SUBSIDIARIES
RECONCILIATION OF INCOME (LOSS) TO ADJUSTED INCOME (LOSS)
(Unaudited)

	For the Three Months Ended December 31,

	2011	2010

Net income (loss)	$2,487	$(1,680)

Adjusting items, net of tax:
Fair value write-up of acquired inventory sold	—	7,387
Restructuring and related	1,167	905
Acquisition costs	116	—
Discrete tax benefits	—	(320)

Adjusted net income	$3,770	$6,292

Earnings (loss) per common share	$0.04	$(0.03)

Adjusting items, net of tax:
Fair value write-up of acquired inventory sold	—	0.12
Restructuring	0.02	0.02
Acquisition costs	0.00	—
Discrete tax benefits	—	(0.01)

Adjusted earnings per common share	$0.07	$0.11

Weighted-average shares outstanding (in thousands)	57,082	59,274

Note: Due to rounding, the sum of earnings (loss) per common share and adjusting items, net of tax, may not equal adjusted earnings per common share.

RESULTS OF OPERATIONS

Three months ended December 31, 2011 and 2010

Griffon evaluates performance and allocates resources based on each segments’ operating results before interest income or expense, income taxes, depreciation and amortization, gain (loss) from debt extinguishment, unallocated amounts, restructuring charges, acquisition costs and costs related to the fair value of inventory for acquisitions. Griffon believes this information is useful to investors.

The following table provides a reconciliation of Segment operating profit before depreciation, amortization, acquisition costs, restructuring and fair value write up of acquired inventory sold to Income (loss) before taxes:

	For the Three Months Ended December 31,

	2011	2010

Segment profit before depreciation, amortization, restructuring, fair value write-up of acquired inventory sold and acquisition costs:
Home & Building Products	$17,750	$17,534
Telephonics	15,690	12,406
Plastics	8,180	9,786

Total Segment profit before depreciation, amortization, restructuring, fair value write-up of acquired inventory sold and acquisition costs	41,620	39,726
Unallocated amounts, less acquisition costs	(6,335)	(5,106)
Net interest expense	(13,000)	(11,154)
Segment depreciation and amortization	(15,418)	(13,757)
Restructuring charges	(1,795)	(1,393)
Fair value write-up of acquired inventory sold	—	(11,364)
Acquisition costs	(178)	—

Income (loss) before taxes	$4,894	$(3,048)

Home & Building Products

	Three Months Ended December 31,

	2011		2010

Revenue:
ATT	$98,741		$94,197
CBP	111,647		104,066

Home & Building Products	$210,388		$198,263

Segment operating profit (loss)	$9,834	4.7%	$(1,623)	NC
Depreciation and amortization	7,465		6,400
Fair value write-up of acquired inventory sold	—		11,364
Restructuring charges	273		1,393
Acquisition costs	178		—

Segment profit before depreciation, amortization, restructuring and acquisition costs	$17,750	8.4%	$17,534	8.8%

For the quarter ended December 31, 2011, revenue increased $12,125, or 6%, compared to the prior year quarter driven mainly by the acquisition of Southern Patio, as well as higher volume. For the quarter, ATT and CBP revenue increased 5% and 7%, respectively. Excluding the acquisition of Southern Patio, ATT had a decrease in revenue, which was primarily the result of lower wheelbarrow and striking tool volume. CBP revenue increased mainly due to favorable mix and higher volume.

For the quarter ended December 31, 2011, Segment operating profit was $9,834 compared to a loss of $1,623 in the prior year quarter. Excluding the impact of the fair value write-up of acquired inventory sold, Segment operating profit was in line with the prior year with the inclusion of Southern Patio’s operating profit in the current period’s results, as well as improved production efficiencies, partially offset by somewhat higher material and fuel costs.

Current and prior year restructuring and other related charges were primarily related to facilities and for the prior year related compensation costs. The current year acquisition costs were related to the Southern Patio acquisition.

Telephonics
	Three Months Ended December 31,

	2011		2010

Revenue	$104,513		$98,279

Segment operating profit	$12,515	12.0%	$10,693	10.9%
Depreciation and amortization	1,653		1,713
Restructuring charges	1,522		—

Segment profit before depreciation, amortization and restructuring	$15,690	15.0%	$12,406	12.6%

For the quarter ended December 31, 2011, Telephonics revenue increased $6,234, or 6%, compared to the prior year quarter. The increase was primarily attributable to Ground Surveillance Radars (“GSR”) ($4,246) and NETCOM ($3,378); these increases were partially offset by a decrease in Air Traffic Management program revenue. For the quarters ended December 31, 2011 and 2010, revenue included $5,944 and $8,050, respectively, related to revenue for the Counter Remote Control Improvised Explosive Device Electronic Warfare 3.1 (“CREW 3.1”) program where Telephonics serves as a subcontractor; excluding CREW 3.1 from both quarters, Telephonics current quarter revenue increased 9% over the prior year quarter.

For the quarter ended December 31, 2011, Segment operating profit increased by $1,822 or 17%, and operating profit margin increased 110 basis points from the prior year quarter primarily due to higher gross profits from increased revenue, and lower selling, general and administrative expenses due to the timing of research and development initiatives, partially offset by the restructuring charge. In the current quarter, Telephonics recognized $1,522 of restructuring and other related charges, primarily for one-time termination benefits and other personnel costs, in conjunction with changes to its organizational structure. The lower SG&A also reflected the benefit of the voluntary early retirement plan and other restructuring initiatives undertaken in the latter stages of the last fiscal year.

During the quarter, Telephonics was awarded several new contracts and received incremental funding on current contracts totaling $68,000. Contract backlog was $380,000 at December 31, 2011 with 78% expected to be realized in the next 12 months. Backlog was $417,000 at September 30, 2011 and $424,000 at December 31, 2010. Backlog is defined as unfilled firm orders for products and services for which funding has been both authorized and appropriated by the customer or congress, in the case of the U.S. government agencies.

Clopay Plastic Products

	Three Months Ended December 31,

	2011		2010

Revenue	$136,130		$117,860

Segment operating profit	$1,880	1.4%	$4,142	3.5%
Depreciation and amortization	6,300		5,644

Segment profit before depreciation and amortization	$8,180	6.0%	$9,786	8.3%

For the quarter ended December 31, 2011, Plastics revenue increased $18,270, or 16%, compared to the prior year quarter primarily due to higher unit volumes (15%) in North America and Europe and the pass through of higher resin costs in customer selling prices (2%), offset by the unfavorable impact of foreign exchange translation and product mix.

For the quarter ended December 31, 2011, Segment operating profit decreased $2,262, or 55%, compared to the prior year quarter. As discussed in the second half of last year, both Germany and Brazil have experienced a high incidence of start up costs related to expanding capacity and product offerings to meet increased customer demand; such start up costs include higher than normal levels of scrap production. While improvements in operations in the newly expanded locations continues, the Company expects that Plastics will continue to operate at below normal efficiency levels for the first half of fiscal 2012.

Unallocated

For the quarter ended December 31, 2011, unallocated amounts totaled $6,335 compared to $5,106 in the prior year. The increase was primarily due to $1,139 of investment income recorded in the prior year.

Segment Depreciation and Amortization

Segment depreciation and amortization increased $1,661 for the quarter ended December 31, 2011 over the prior year period primarily due to capital spending in 2011.

Other income (expense)

For the quarter ended December 31, 2011, interest expense increased $1,846 compared to the prior year period, primarily as a result of increased borrowings in 2011.

For the quarters ended December 31, 2011 and 2010, Other income (expense) included a loss of $264 and income of $123, respectively, of foreign exchange gains/losses, net, and $65 and $1,139, respectively, of investment income.

Provision for income taxes

The tax rate for the 2011 quarter was a provision of 49.2%, compared to a benefit of 44.9% in the 2010 quarter; the 2010 benefit arose on the pretax loss for the quarter. The 2011 rate reflects the impact of permanent differences, tax reserves and a change in earnings mix; the 2010 rate benefited $320 from the retroactively extended research tax credit signed into law on December 22, 2010. There were no discrete period items in the current quarter.

Stock based compensation

For the quarter ended December 31, 2011, stock based compensation expense totaled $2,257 compared to $2,023 for the prior year comparable period.

Discontinued operations – Installation Services

There was no revenue or income from discontinued operations of the Installation Services’ business for the quarters ended December 31, 2011 and 2010.

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

The following table is derived from the Consolidated Statements of Cash Flows:

Cash Flows from Continuing Operations	Three Months Ended December 31,

(in thousands)	2011	2010

Net Cash Flows Provided by (Used In):
Operating activities	$(13,843)	$(23,815)
Investing activities	(42,263)	(18,643)
Financing activities	(9,545)	11,047

Cash used in continuing operations for the quarter ended December 31, 2011 were $13,843 compared to $23,815 in the prior year quarter. Current assets net of current liabilities, excluding short-term debt and cash, increased to $402,574 at December 31, 2011 compared to $366,511 at September 30, 2011, primarily as a result of an increase in inventories. Operating cash flows were impacted by an increase in inventories as well as the decrease in accounts payable and accrued liabilities primarily due to normal HBP seasonality.

During the quarter ended December 31, 2011, Griffon used cash for investing activities of $42,263 compared to $18,643 in the prior year period, primarily for the acquisition of Southern Patio as well as for capital expenditures. Griffon expects capital spending to be in the range of $65,000 to $70,000 for 2012.

During the quarter ended December 31, 2011, cash used in financing activities totaled $9,545 compared to cash provided by financing activities of $11,047 in the prior year period. On November 17, 2011, the Board of Directors approved a quarterly cash dividend of $0.02 per common share, which was paid on December 27, 2011, to holders of common stock as of the close of business on November 29, 2011.

On January 31, 2012, the Board of Directors declared a second quarterly cash dividend of $0.02 per share, payable on March 27, 2012 to shareholder of record as of the close of business on February 28, 2012.

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

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. For the quarter ended December 31, 2011:

•	The United States Government and its agencies, through either prime or subcontractor relationships, represented 18% of Griffon’s consolidated revenue and 80% of Telephonics revenue.
•	Procter & Gamble represented 14% of Griffon’s consolidated revenue and 46% of Plastics revenue.
•	The Home Depot represented 11% of Griffon’s consolidated revenue and 23% of Home & Building Products revenue.

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

Cash, Cash Equivalents and Debt (in thousands)	At December 31, 2011	At September 30, 2011

Cash and equivalents	$177,358	$243,029

Notes payables and current portion of long-term debt	21,302	25,164
Long-term debt, net of current maturities	685,270	688,247
Debt discount	18,949	19,693

Total debt	725,521	733,104

Net cash and equivalents (debt)	$(548,163)	$(490,075)

On March 17, 2011, in an unregistered offering through a private placement under Rule 144A, Griffon issued, at par, $550,000 of 7.125% Senior Notes due in 2018; interest is payable semi-annually. On August 9, 2011, Griffon exchanged all of the Senior Notes for substantially identical Senior Notes registered under the Securities Act of 1933 (“Senior Notes”), via an exchange offer.

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

At December 31, 2011, there were $19,511 of standby letters of credit outstanding under the Credit Agreement; $180,489 was available for borrowing at that date.

On December 21, 2009, Griffon issued $100,000 principal of 4% convertible subordinated notes due 2017 (the “2017 Notes”). The initial conversion rate of the 2017 Notes was 67.0799 shares of Griffon’s common stock per $1,000 principal amount of notes, corresponding to an initial conversion price of $14.91 per share, a 23% conversion premium over the $12.12 closing price on December 15, 2009. When a cash dividend is declared that would result in an adjustment to the conversion ratio of less than 1%, any adjustment to the conversion ratio is deferred until the first to occur of (i) actual conversion, (ii) the 42nd trading day prior to maturity of the notes, and (iii) such time as the cumulative adjustment equals or exceeds 1%. As of March 27, 2012, aggregate dividends of $0.04 per share would result in a cumulative change in the conversion rate of 0.5%. Griffon used 8.75% as the nonconvertible debt-borrowing rate to discount the 2017 Notes and will amortize the debt discount through January 2017. At issuance, the debt component of the 2017 Notes was $75,437 and debt discount was $24,563. At December 31, 2011 and September 30, 2011, the 2017 Notes had a capital in excess of par component, net of tax, of $15,720.

On December 20, 2010, Griffon entered into two second lien real estate mortgages to secure new loans totaling $11,834. The loans mature in February 2016, are collateralized by the related properties and are guaranteed by Griffon. The loans bear interest at a rate of LIBOR plus 3% with the option to swap to a fixed rate.

Griffon has other real estate mortgages, collateralized by real property, which bear interest at 6.3% and mature in 2016. During the quarter, the mortgage at Russia, Ohio was paid in full, on maturity.

Griffon’s Employee Stock Ownership Plan (“ESOP”) entered into a loan agreement in August 2010 to borrow $20,000 over a one-year period. The proceeds were used to purchase 1,874,737 shares of Griffon common stock in the open market for $19,973. The loan bears interest at a) LIBOR plus 2.5% or b) the lender’s prime rate, at Griffon’s option. In November 2011, Griffon exercised an option to convert the outstanding loan to a five-year term loan; principal is payable in quarterly installments of $250, beginning December 2011, with a balloon payment of $15,223 due at maturity (November 2016). The loan is secured by shares purchased with the proceeds of the loan, and repayment is guaranteed by Griffon. At December 31, 2011, $19,723 was outstanding.

In addition, the ESOP has a loan agreement, guaranteed by Griffon, which requires quarterly principal payments of $156 and interest through the expiration date of September 2012 at which time the $3,900 balance of the loan, and any outstanding interest, will be payable. The primary purpose of this loan was to purchase 547,605 shares of Griffon’s common stock in October 2008. The loan is secured by shares purchased with the proceeds of the loan, and repayment is guaranteed by Griffon. The loan bears interest at rates based upon the prime rate or LIBOR. At December 31, 2011, $4,219 was outstanding.

In October 2006, CBP entered into a capital lease totaling $14,290 for real estate in Troy, Ohio. The lease matures in 2021, bears interest at a fixed rate of 5.1%, is secured by a mortgage on the real estate and is guaranteed by Griffon.

At December 31, 2011 and September 30, 2011, Griffon had $532 of 4% convertible subordinated notes due 2023 (the “2023 Notes”) outstanding. Holders of the 2023 Notes may require Griffon to repurchase all or a portion of their 2023 Notes on July 18, 2013 and 2018, if Griffon’s common stock price is below the conversion price of the 2023 Notes, as well as upon a change in control. An adjustment to the conversion rate will be required as the result of payment of a cash dividend only if such adjustment would be greater than 1% (or at such time as the cumulative impact on the conversion rate reaches 1% in the aggregate). As of March 27, 2012, aggregate dividends of $0.04 per share would result in a cumulative change in the conversion rate of 0.5%. At December 31, 2011 and September 30, 2011, the 2023 Notes had no capital in excess of par value component as substantially all of these notes were put to Griffon at par and settled in July 2010.

In November 2010, Clopay Europe GMBH (“Clopay Europe”) entered into a €10,000 revolving credit facility and a €20,000 term loan. The facility accrues interest at Euribor plus 2.35% per annum, and the term loan accrues interest at Euribor plus 2.45% per annum. The revolving facility matures in November 2012, but is renewable upon mutual agreement with the bank. In July 2011, the full €20,000 was drawn on the Term Loan, with a portion of the proceeds used to repay borrowings under the revolving credit facility. The term loan is payable in ten equal quarterly installments which began in September 2011, with maturity in December 2013. Under the term loan, Clopay Europe is required to maintain a certain minimum equity to assets ratio and keep leverage below a certain level, defined as the ratio of total debt to EBITDA. There were no borrowings outstanding under the revolving facility at December 31, 2011 with €10,000 available for borrowing.

Clopay do Brazil, a subsidiary of Plastics, maintains lines of credit of approximately $4,000. Interest on borrowings accrue at a rate of LIBOR plus 3.8% or CDI plus 5.6%. At December 31, 2011, $3,759 was borrowed under the lines.

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

At December 31, 2011, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements.

In August 2011, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under this repurchase program, the Company may, from time to time, purchase shares of its common stock, depending upon market conditions, in open market or privately negotiated transactions, including pursuant to a 10b5-1 plan. In the first quarter of 2012, Griffon purchased 283,400 shares of common stock, for a total of $2,351, or $8.29 per share; in total, Griffon has purchased 448,779 shares of common stock, for a total of $3,660, or $8.16 per share, under this repurchase program. $46,340 remains under the $50,000 authorization.

Griffon substantially concluded its remaining disposal activities for the Installation Services business, discontinued in 2008, in the second quarter of 2009 and does not expect to incur significant expense in the future. Future net cash outflows to satisfy liabilities related to disposal activities accrued at December 31, 2011 are estimated to be $3,611. Certain of Griffon’s subsidiaries are also contingently liable for approximately $624 related to certain facility leases with varying terms through 2012 that were assigned to the respective purchasers of certain of the Installation Services businesses. Griffon does not believe it has a material exposure related to these contingencies.

During the quarters ended December 31, 2011 and 2010, Griffon used cash for discontinued operations of $277 and $367, respectively, related to settling remaining Installation Services liabilities.

CRITICAL ACCOUNTING POLICIES

The preparation of Griffon’s consolidated financial statements in conformity with GAAP requires Griffon to make estimates and judgments that affect reported amounts of assets, liabilities, sales and expenses, and the related disclosures of contingent assets and contingent liabilities at the date of the financial statements. Griffon evaluates these estimates and judgments on an ongoing basis and base the estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities, as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Griffon’s actual results may materially differ from these estimates. There have been no changes in Griffon’s critical accounting policies from September 30, 2011.

Griffon’s significant accounting policies and procedures are explained in the Management Discussion and Analysis section in the Annual Report on Form 10-K for the year ended September 30, 2011. In the selection of the critical accounting policies, the objective is to properly reflect the financial position and results of operations for each reporting period in a consistent manner that can be understood by the reader of the financial statements. Griffon considers an estimate to be critical if it is subjective and if changes in the estimate using different assumptions would result in a material impact on the financial position or results of operations of Griffon.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issues, from time to time, new financial accounting standards, staff positions and emerging issues task force consensus. See the Notes to Condensed Consolidated Financial Statements for a discussion of these matters.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact, including, without limitation, statements regarding Griffon’s financial position, business strategy and the plans and objectives of Griffon’s management for future operations, are forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend” or the negative of these expressions or comparable terminology. Such forward-looking statements involve important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, among others: general domestic and international business, financial market and economic conditions; the credit market; the housing market; results of integrating acquired businesses into existing operations; the results of Griffon’s restructuring and disposal efforts; competitive factors; pricing pressures for resin and steel; capacity and supply constraints; Griffon’s ability to identify and successfully consummate and integrate value-adding acquisition opportunities; the ability of Griffon to remain in compliance with the covenants under its respective credit facilities; and the inherent uncertainties relating to resolution of ongoing legal and environmental matters from time to time. Additional important factors that could cause the statements made in this Quarterly Report on Form 10-Q or the actual results of operations or financial condition of Griffon to differ are discussed under the caption “Item 1A. Risk Factors” and “Special Notes Regarding Forward-Looking Statements” in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2011. Some of the factors are also discussed elsewhere in this Quarterly Report on Form 10-Q and have been or may be discussed from time to time in Griffon’s filings with the U.S. Securities and Exchange Commission. Readers are cautioned not to place undue reliance on Griffon’s forward-looking statements. Griffon does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

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

In addition to the other information set forth in this report, carefully consider the factors discussed in Item 1A to Part I in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2011, which could materially affect Griffon’s business, financial condition or future results. The risks described in Griffon’s Annual Report on Form 10-K are not the only risks facing Griffon. Additional risks and uncertainties not currently known to Griffon or that Griffon currently deems to be immaterial also may materially adversely affect Griffon’s business, financial condition and/or operating results.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

(c)
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2011	253,400	[1]	$8.30	253,400
November 1 - 30, 2011	20,000	[1]	8.12	20,000
December 1 - 31, 2011	10,000	[1]	8.46	10,000

Total	283,400		$8.29	283,400	$46,339,708	[2]

1.	Shares were purchased by the Company in open market purchases pursuant to share repurchase plans authorized by the Company’s Board of Directors.

2.

On August 2, 2011, the Company’s Board of Directors authorized the repurchase of up to an additional $50,000,000 of Griffon common stock; as of December 31, 2011, $46,339,708 remained available for the purchase of Griffon common stock under this program.

Griffon’s revolving credit facility, as well as the indenture governing Griffon’s 7.125% Senior Notes due 2018, each contain limitations regarding the making of restricted payments (which include cash dividends and share repurchases).

Item 3	Defaults upon Senior Securities
None

Item 4	[Removed and Reserved]

Item 5	Other Information

Submission of Matters to a Vote of Security Holders

On January 31, 2012, Griffon Corporation ("Griffon") held its 2012 Annual Meeting of Stockholders. Of the 61,734,463 shares of common stock outstanding and entitled to vote, 58,666,661 shares, or 95.0%, were represented at the meeting in person or by proxy, and therefore a quorum was present. The final results for each of the matters submitted to a vote of stockholders at the Annual Meeting are as follows:

Item No. 1: All of the Board's nominees for Class II directors were elected to serve until Griffon's 2015 Annual Meeting of Stockholders, by the votes set forth below:

Nominee	For	Withheld	Broker Non-Votes

Harvey R. Blau	53,986,109	2,056,647	2,623,905
Gerald J. Cardinale	54,213,007	1,829,749	2,623,905
Bradley J. Gross	54,213,166	1,829,590	2,623,905
General Donald J. Kutyna	54,227,585	1,815,171	2,623,905
(USAF Retired)

Item No. 2: The stockholders approved, on an advisory basis, the compensation of the named executive officers as disclosed in Griffon's proxy statement, by the votes set forth below:

For	Against	Abstain	Broker Non-votes

44,212,277	5,074,887	6,754,591	2,624,906

Item No. 3: The stockholders ratified the appointment of Grant Thornton LLP as Griffon's independent registered public accounting firm for fiscal 2012, by the votes set forth below:

For	Against	Abstain

58,184,541	224,116	258,004

Item 6	Exhibits

10.1

Amended and Restated Restricted Share Award letter made as of January 10, 2012 by and between Griffon Corporation and Ronald J. Kramer (Exhibit 99.1 to Current Report on Form 8-K filed January 10, 2012 (Commission File No. 1-06620)).

10.2

Amended and Restated Restricted Share Award letter made as of January 10, 2012 by and between Griffon Corporation and Douglas J. Wetmore (Exhibit 99.2 to Current Report on Form 8-K filed January 10, 2012 (Commission File No. 1-06620)).

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

GRIFFON CORPORATION

/s/ Douglas J. Wetmore

Douglas J. Wetmore
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Brian G. Harris

Brian G. Harris
Chief Accounting Officer
(Principal Accounting Officer)

Date: February 2, 2012

EXHIBIT INDEX

10.1

Amended and Restated Restricted Share Award letter made as of January 10, 2012 by and between Griffon Corporation and Ronald J. Kramer (Exhibit 99.1 to Current Report on Form 8-K filed January 10, 2012 (Commission File No. 1-06620)).

10.2

Amended and Restated Restricted Share Award letter made as of January 10, 2012 by and between Griffon Corporation and Douglas J. Wetmore (Exhibit 99.2 to Current Report on Form 8-K filed January 10, 2012 (Commission File No. 1-06620)).

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