Form 10-Q
period 2012-03-31
GRIFFON CORP
filed 2012-05-09
CIK 50725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 61,820,463 shares of Common Stock as of April 30, 2012.

Griffon Corporation and Subsidiaries

Part I – Financial Information
Item 1 – Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited) At March 31, 2012	At September 30, 2011

CURRENT ASSETS
Cash and equivalents	$164,879	$243,029
Accounts receivable, net of allowances of $5,598 and $6,072	289,834	267,471
Contract costs and recognized income not yet billed, net of progress payments of $3,834 and $9,697	66,966	74,737
Inventories, net	285,542	263,809
Prepaid and other current assets	46,458	48,828
Assets of discontinued operations	1,312	1,381

Total Current Assets	854,991	899,255
PROPERTY, PLANT AND EQUIPMENT, net	361,456	350,050
GOODWILL	362,931	357,888
INTANGIBLE ASSETS, net	234,591	223,189
OTHER ASSETS	32,261	31,197
ASSETS OF DISCONTINUED OPERATIONS	3,050	3,675

Total Assets	$1,849,280	$1,865,254

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$16,255	$25,164
Accounts payable	174,989	186,290
Accrued liabilities	96,045	99,631
Liabilities of discontinued operations	3,334	3,794

Total Current Liabilities	290,623	314,879
LONG-TERM DEBT, net of debt discount of $18,183 and $19,693	689,011	688,247
OTHER LIABILITIES	201,493	204,434
LIABILITIES OF DISCONTINUED OPERATIONS	4,788	5,786

Total Liabilities	1,185,915	1,213,346
COMMITMENTS AND CONTINGENCIES - See Note 19
SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	663,365	651,908

Total Liabilities and Shareholders’ Equity	$1,849,280	$1,865,254

GRIFFON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
 (Unaudited)

	COMMON STOCK		CAPITAL IN EXCESS OF	RETAINED	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE	DEFERRED ESOP & OTHER

(in thousands)	SHARES	PAR VALUE	PAR VALUE	EARNINGS	SHARES	COST	INCOME (LOSS)	COMPENSATION	Total

Balance at 9/30/2011	76,184	$19,046	$471,928	$424,153	14,434	$(231,699)	$(7,724)	$(23,796)	$651,908
Net income	—	—	—	4,513	—	—	—	—	4,513
Dividend	—	—	—	(2,374)	—	—	—	—	(2,374)
Tax effect from exercise/vesting of equity awards, net	—	—	(219)	—	—	—	—	—	(219)
Amortization of deferred compensation	—	—	—	—	—	—	—	887	887
Common stock acquired	—	—	—	—	283	(2,350)	—	—	(2,350)
Restricted stock awards granted, net	353	88	(88)	—	—	—	—	—	—
ESOP allocation of common stock	—	—	4	—	—	—	—	—	4
Stock-based compensation	—	—	4,908	—	—	—	—	—	4,908
Translation of foreign financial statements	—	—	—	—	—	—	5,048	—	5,048
Pension OCI, net of tax	—	—	—	—	—	—	1,040	—	1,040

Balance at 3/31/2012	76,537	$19,134	$476,533	$426,292	14,717	$(234,049)	$(1,636)	$(22,909)	$663,365

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,

	2012	2011	2012	2011

Revenue	$482,431	$476,129	$933,462	$890,531
Cost of goods and services	379,630	374,986	727,953	701,529

Gross profit	102,801	101,143	205,509	189,002

Selling, general and administrative expenses	86,152	84,363	169,219	164,808
Restructuring and other related charges	—	1,212	1,795	2,605

Total operating expenses	86,152	85,575	171,014	167,413

Income from operations	16,649	15,568	34,495	21,589

Other income (expense)
Interest expense	(13,005)	(11,319)	(26,068)	(22,542)
Interest income	86	97	149	166
Loss from debt extinguishment, net	—	(26,164)	—	(26,164)
Other, net	1,029	1,177	1,076	3,262

Total other income (expense)	(11,890)	(36,209)	(24,843)	(45,278)

Income (loss) before taxes	4,759	(20,641)	9,652	(23,689)
Provision (benefit) for income taxes	2,732	(6,640)	5,139	(8,008)

Net income (loss)	$2,027	$(14,001)	$4,513	$(15,681)

Basic earnings (loss) per common share	$0.04	$(0.24)	$0.08	$(0.26)

Weighted-average shares outstanding	56,037	59,280	56,031	59,277

Diluted earnings (loss) per common share	$0.04	$(0.24)	$0.08	$(0.26)

Weighted-average shares outstanding	57,380	59,280	57,228	59,277

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended March 31,

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,513	$(15,681)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	31,836	29,378
Fair value write-up of acquired inventory sold	—	15,152
Stock-based compensation	4,908	4,647
Provision for losses on accounts receivable	611	709
Amortization/write-off of deferred financing costs and debt discounts	3,021	3,677
Loss from debt extinguishment, net	—	26,164
Deferred income taxes	(807)	(2,539)
(Gain) loss on sale/disposal of assets	29	(380)
Change in assets and liabilities, net of assets and liabilities acquired:
Increase in accounts receivable and contract costs and recognized income not yet billed	(14,648)	(37,789)
Increase in inventories	(17,003)	(14,705)
Decrease in prepaid and other assets	905	2,575
Decrease in accounts payable, accrued liabilities and income taxes payable	(19,482)	(44,114)
Other changes, net	3,909	(2,793)

Net cash used in operating activities	(2,208)	(35,699)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(40,205)	(41,737)
Acquired business, net of cash acquired	(22,432)	(855)
Change in funds restricted for capital projects	—	3,875
Change in equipment lease deposits	—	(351)
Proceeds from sale of assets	195	1,333

Net cash used in investing activities	(62,442)	(37,735)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend	(2,374)	—
Purchase of shares for treasury	(2,350)	—
Proceeds from issuance of long-term debt	4,000	637,737
Payments of long-term debt	(10,398)	(498,771)
Change in short-term borrowings	(3,331)	2,022
Financing costs	(4)	(21,239)
Purchase of ESOP shares	—	(8,310)
Exercise of stock options	—	20
Tax effect from exercise/vesting of equity awards, net	834	23
Other, net	(29)	(94)

Net cash provided by (used in) financing activities	(13,652)	111,388
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities	(764)	(561)

Net cash used in discontinued operations	(764)	(561)

Effect of exchange rate changes on cash and equivalents	916	1,142

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(78,150)	38,535
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	243,029	169,802

CASH AND EQUIVALENTS AT END OF PERIOD	$164,879	$208,337

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

The fair values of Griffon’s 2018 senior notes, 2017 and 2023 4% convertible notes approximated $568,000, $100,000 and $532, respectively, on March 31, 2012. Fair values were based upon quoted market prices (level 1 inputs).

Insurance contracts with a value of $4,309 and trading securities with a value of $409 at March 31, 2012 are measured and recorded at fair value based upon quoted prices in active markets for identical assets (level 1 inputs).

Items Measured at Fair Value on a Recurring Basis

At March 31, 2012, Griffon had $1,750 of Australian dollar contracts at a weighted average rate of $0.96. The contracts, which protect Australia operations from currency fluctuations for U.S. dollar based purchases, do not qualify for hedge accounting. A fair value gain (loss) of $(4) and $41 was recorded in other assets and to other income for the outstanding contracts, based on similar contract values (level 2 inputs), for the three and six months ended March 31, 2012, respectively. The contracts expire in 30 to 90 days.

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

The accounts of the acquired company, after adjustments to reflect fair market values assigned to assets purchased from SSMG, have been included in the consolidated financial statements from the date of acquisition; acquired inventory was not significant. Griffon is in the process of finalizing the adjustment to the purchase price, if any, primarily related to working capital; accordingly, management has used their best estimate in the initial purchase price allocation as of the date of these financial statements.

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

The amounts assigned to goodwill and major intangible asset classifications, all of which are tax deductible, for the Southern Patio acquisition are as follows:

		Amortization Period (Years)

Goodwill	$4,655	N/A
Tradenames	2,611	Indefinite
Customer relationships	11,077	25

	$18,343

NOTE 4 – INVENTORIES

Inventories, stated at the lower of cost (first-in, first-out or average) or market, were comprised of the following:

	At March 31, 2012	At September 30, 2011

Raw materials and supplies	$75,715	$76,563
Work in process	71,349	66,585
Finished goods	138,478	120,661

Total	$285,542	$263,809

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment were comprised of the following:

	At March 31, 2012	At September 30, 2011

Land, building and building improvements	$126,930	$126,340
Machinery and equipment	609,162	571,414
Leasehold improvements	32,715	32,867

	768,807	730,621
Accumulated depreciation and amortization	(407,351)	(380,571)

Total	$361,456	$350,050

Depreciation and amortization expense for property, plant and equipment was $14,282 and $13,645 for the quarters ended March 31, 2012 and 2011, respectively, and $27,771 and $25,460 for the six months ended March 31, 2012 and 2011, respectively.

No event or indicator of impairment occurred during the three and six months ended March 31, 2012, which would require additional impairment testing of property, plant and equipment.

NOTE 6 – GOODWILL AND OTHER INTANGIBLES

The following table provides the changes in carrying value of goodwill by segment during the six months ended March 31, 2012.

	At September 30, 2011	Goodwill from 2012 acquisitions	Other adjustments including currency translations	At March 31, 2012

Home & Building Products	$265,147	$4,655	$—	$269,802
Telephonics	18,545	—	—	18,545
Plastics	74,196	—	388	74,584

Total	$357,888	$4,655	$388	$362,931

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	At March 31, 2012			At September 30, 2011

	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization

Customer relationships	$167,906	$17,738	25	$155,602	$13,862
Unpatented technology	6,734	2,042	11	6,534	1,749

Total amortizable intangible assets	174,640	19,780		162,136	15,611
Trademarks	79,731	—		76,664	—

Total intangible assets	$254,371	$19,780		$238,800	$15,611

Amortization expense for intangible assets subject to amortization was $2,038 and $1,908 for the quarters ended March 31, 2012 and 2011, respectively, and $4,065 and $3,918 for the six months ended March 31, 2012 and 2011, respectively. The amortizable intangibles acquired in the Southern Patio acquisition will increase amortization in 2012 and forward by approximately $440 per year.

During the quarter, there were changes in management at both Plastics and Telephonics. Management performed a qualitative assessment as to whether these changes affected these reporting units’ carrying value and concluded that it was more likely than not that the fair value of the units continue to be greater than their respective carrying values.

NOTE 7 – INCOME TAXES

The tax rate for the quarter ended March 31, 2012 was a provision of 57.4%, compared to a 32.2% benefit in the prior year quarter. The prior year benefit arose on the pretax loss for the quarter, which arose mainly in connection with the debt refinancing, completed in March 2011. The current year rate reflects the impact of permanent differences that are not deductible in determining taxable income, mainly limited deductibility of restricted stock, tax reserves and a change in earnings mix. There were no discrete period items in the current quarter.

The tax rate for the six months ended March 31, 2012 was a provision of 53.2%, compared to a 33.8% benefit in 2011. The prior year benefit arose on the pretax loss. The 2012 rate reflects the impact of permanent differences, mainly limited deductibility of restricted stock, tax reserves and a change in earnings mix; the 2011 rate benefited $241 primarily from the retroactively extended research tax credit signed into law on December 22, 2010. There were no discrete items in the current period.

NOTE 8 – LONG-TERM DEBT

		At March 31, 2012					At September 30, 2011

		Outstanding Balance	Original Issuer Discount	Balance Sheet	Capitalized Fees & Expenses	Coupon Interest Rate	Outstanding Balance	Original Issuer Discount	Balance Sheet	Capitalized Fees & Expenses	Coupon Interest Rate

Senior notes due 2018	(a)	$550,000	$—	$550,000	$10,249	7.125%	$550,000	$—	$550,000	$11,337	7.125%
Revolver due 2016	(a)	—	—	—	2,574	n/a	—	—	—	2,937	n/a
Convert. debt due 2017	(b)	100,000	(18,183)	81,817	2,253	4.000%	100,000	(19,693)	80,307	2,474	4.000%
Real estate mortgages	(c)	14,469	—	14,469	336	n/a	18,233	—	18,233	379	n/a
ESOP Loans	(d)	23,536	—	23,536	21	n/a	24,348	—	24,348	17	n/a
Capital lease - real estate	(e)	10,901	—	10,901	251	5.000%	11,341	—	11,341	257	5.000%
Convert. debt due 2023	(f)	532	—	532	—	4.000%	532	—	532	—	4.000%
Term loan due 2013	(g)	18,679	—	18,679	173	n/a	24,096	—	24,096	201	n/a
Revolver due 2012	(g)	—	—	—	—	n/a	—	—	—	33	n/a
Foreign line of credit	(g)	588	—	588	—	n/a	3,780	—	3,780	—	n/a
Foreign term loan	(g)	4,000	—	4,000	—	n/a	—	—	—	—	n/a
Other long term debt	(j)	744	—	744	—		774	—	774	—

Totals		723,449	(18,183)	705,266	$15,857		733,104	(19,693)	713,411	$17,635

less: Current portion		(16,255)	—	(16,255)			(25,164)	—	(25,164)

Long-term debt		$707,194	$(18,183)	$689,011			$707,940	$(19,693)	$688,247

		Three Months Ended March 31, 2012					Three Months Ended March 31, 2011

		Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense	Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense

Senior notes due 2018	(a)	7.4%	$9,797	$—	$399	$10,196	7.5%	$1,633	$—	$68	$1,701
Revolver due 2016	(a)	n/a	—	—	156	156	n/a	—	—	23	23
Convert. debt due 2017	(b)	9.2%	1,000	766	111	1,877	9.2%	1,000	703	111	1,814
Real estate mortgages	(c)	5.6%	144	—	22	166	5.6%	213	—	19	232
ESOP Loans	(d)	3.0%	176	—	1	177	2.6%	24	—	17	41
Capital lease - real estate	(e)	5.3%	138	—	6	144	5.2%	147	—	6	153
Convert. debt due 2023	(f)	4.0%	5	—	—	5	4.0%	5	—	—	5
Term loan due 2013	(g)	6.0%	245	—	55	300	n/a	—	—	70	70
Revolver due 2012	(g)	n/a	40	—	—	40	n/a	10	—	39	49
Foreign line of credit	(g)	9.1%	54	—	—	54	3.8%	8	—	—	8
Foreign term loan	(g)	10.0%	50	—	—	50	n/a	—	—	—	—
Term loan due 2016	(h)	n/a	—	—	—	—	8.5%	6,002	263	300	6,565
Asset based lending	(h)	n/a	—	—	—	—	4.9%	586	26	157	769
Revolver due 2013	(i)	n/a	—	—	—	—	n/a	49	—	31	80
Other long term debt	(j)		356	—	—	356		5	—	—	5
Capitalized interest			(516)	—	—	(516)		(196)	—	—	(196)

Totals			$11,489	$766	$750	$13,005		$9,486	$992	$841	$11,319

		Six Months Ended March 31, 2012					Six Months Ended March 31, 2011

		Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense	Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense

Senior notes due 2018	(a)	7.4%	$19,594	$—	$811	$20,405	7.5%	$1,633	$—	$68	$1,701
Revolver due 2016	(a)	n/a	—	—	309	309	n/a	—	—	23	23
Convert. debt due 2017	(b)	9.1%	2,000	1,510	222	3,732	9.3%	2,000	1,386	222	3,608
Real estate mortgages	(c)	5.6%	294	—	43	337	5.6%	344	—	28	372
ESOP Loans	(d)	3.0%	355	—	2	357	2.6%	47	—	33	80
Capital lease - real estate	(e)	5.3%	280	—	13	293	5.4%	309	—	13	322
Convert. debt due 2023	(f)	4.0%	11	—	—	11	4.0%	11	—	—	11
Term loan due 2013	(g)	6.1%	527	—	77	604	n/a	—	—	70	70
Revolver due 2012	(g)	n/a	61	—	34	95	n/a	11	—	39	50
Foreign line of credit	(g)	9.1%	156	—	—	156	3.8%	8	—	—	8
Foreign term loan	(g)	10.0%	50	—	—	50	n/a	—	—	—	—
Term loan due 2016	(h)	n/a	—	—	—	—	9.5%	13,498	572	745	14,815
Asset based loan	(h)	n/a	—	—	—	—	6.2%	1,076	58	341	1,475
Revolver due 2013	(i)	n/a	—	—	—	—	n/a	159	—	79	238
Other long term debt	(j)		686	—	—	686		12	—	—	12
Capitalized interest			(967)	—	—	(967)		(243)	—	—	(243)

Totals			$23,047	$1,510	$1,511	$26,068		$18,865	$2,016	$1,661	$22,542

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

On March 18, 2011, Griffon entered into a five-year $200,000 Revolving Credit Facility (“Credit Agreement”), which includes a letter of credit sub-facility with a limit of $50,000, a multi-currency sub-facility of $50,000 and a swingline sub-facility with a limit of $30,000. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility or the occurrence of a default or event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate plus an applicable margin, which will adjust based on financial performance. The margins are 1.75% for base rate loans and 2.75% for LIBOR loans, in each case without a floor. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio as well as customary affirmative and negative covenants and events of default. The Credit Agreement also includes certain restrictions, such as limitations on the incurrence of indebtedness and liens and the making of restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by certain domestic subsidiaries and are secured, on a first priority basis, by substantially all assets of the Company and the guarantors.

At March 31, 2012, there were $19,523 of standby letters of credit outstanding under the Credit Agreement; $180,477 was available for borrowing at that date.

(b)

On December 21, 2009, Griffon issued $100,000 principal of 4% convertible subordinated notes due 2017 (the “2017 Notes”). The initial conversion rate of the 2017 Notes was 67.0799 shares of Griffon’s common stock per $1,000 principal amount of notes, corresponding to an initial conversion price of $14.91 per share, a 23% conversion premium over the $12.12 closing price on December 15, 2009. When a cash dividend is declared that would result in an adjustment to the conversion ratio of less than 1%, any adjustment to the conversion ratio is deferred until the first to occur of (i) actual conversion, (ii) the 42nd trading day prior to maturity of the notes, and (iii) such time as the cumulative adjustment equals or exceeds 1%. As of June 26, 2012, aggregate dividends of $0.06 per share would result in a cumulative change in the conversion rate of approximately 0.6%. Griffon used 8.75% as the nonconvertible debt-borrowing rate to discount the 2017 Notes and will amortize the debt discount through January 2017. At issuance, the debt component of the 2017 Notes was $75,437 and debt discount was $24,563. At March 31, 2012 and September 30, 2011, the 2017 Notes had a capital in excess of par component, net of tax, of $15,720.

(c)

On December 20, 2010, Griffon entered into two second lien real estate mortgages to secure new loans totaling $11,834. The loans mature in February 2016, are collateralized by the related properties and are guaranteed by Griffon. The loans bear interest at a rate of LIBOR plus 3% with the option to swap to a fixed rate.

Griffon has other real estate mortgages, collateralized by real property, which bear interest at 6.3% and mature in 2016. On October 3, 2011, the mortgage at Russia, Ohio was paid in full, on maturity.

(d)

Griffon’s Employee Stock Ownership Plan (“ESOP”) entered into a loan agreement in August 2010 to borrow $20,000 over a one-year period. The proceeds were used to purchase 1,874,737 shares of Griffon common stock in the open market for $19,973. The loan bears interest at a) LIBOR plus 2.5% or b) the lender’s prime rate, at Griffon’s option. In November 2011, Griffon exercised an option to convert the outstanding loan to a five-year term loan; principal is payable in quarterly installments of $250, beginning December 2011, with a balloon payment of $15,223 due at maturity (November 2016). The loan is secured by shares purchased with the proceeds of the loan, and repayment is guaranteed by Griffon. At March 31, 2012, $19,473 was outstanding.

In addition, the ESOP has a loan agreement, guaranteed by Griffon, which requires quarterly principal payments of $156 and interest through the expiration date of September 2012 at which time the $3,900 balance of the loan, and any outstanding interest, will be payable. The primary purpose of this loan was to purchase 547,605 shares of Griffon’s common stock in October 2008. The loan is secured by shares purchased with the proceeds of the loan, and repayment is guaranteed by Griffon. The loan bears interest at rates based upon the prime rate or LIBOR. At March 31, 2012, $4,063 was outstanding. Griffon is in process of extending the loan.

(e)

In October 2006, CBP entered into a capital lease totaling $14,290 for real estate in Troy, Ohio. The lease matures in 2021, bears interest at a fixed rate of 5.1%, is secured by a mortgage on the real estate and is guaranteed by Griffon.

(f)

At March 31, 2012 and September 30, 2011, Griffon had $532 of 4% convertible subordinated notes due 2023 (the “2023 Notes”) outstanding. Holders of the 2023 Notes may require Griffon to repurchase all or a portion of their 2023 Notes on July 18, 2013 and 2018, if Griffon’s common stock price is below the conversion price of the 2023 Notes, as well as upon a change in control. An adjustment to the conversion rate will be required as the result of payment of a cash dividend only if such adjustment would be greater than 1% (or at such time as the cumulative impact on the conversion rate reaches 1% in the aggregate). As of June 26, 2012, aggregate dividends of $0.06 per share would result in a cumulative change in the conversion rate of approximately 0.6%. At March 31, 2012 and September 30, 2011, the 2023 Notes had no capital in excess of par value component as substantially all of these notes were put to Griffon at par and settled in July 2010.

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

Under the term loan, Clopay Europe is required to maintain a certain minimum equity to assets ratio and keep leverage below a certain level, defined as the ratio of total debt to EBITDA. There were no borrowings outstanding under the revolving facility at March 31, 2012, with €10,000 available for borrowing.

In February 2012, Clopay do Brazil, a subsidiary of Plastics, borrowed $4,000 at a rate of 104.5% of Brazilian CDI. The loan was used to refinance existing loans and is collateralized by accounts receivable and a 50% guaranty by Plastics. Starting in August 2012, the loan is to be repaid in four equal, semi-annual installments. Clopay do Brazil also maintains a line of credit of approximately $1,900. Interest on borrowings accrue at a rate of Brazilian CDI plus 6.0%. At March 31, 2012 there was approximately $588 borrowed under the line.

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

At March 31, 2012, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements.

During the second quarter of 2011, in connection with the termination of the Term Loan, ABL and Telephonics credit agreement, Griffon recorded a $26,164 loss on extinguishment of debt consisting of $21,617 of deferred financing charges and original issuer discounts, a call premium of $3,703 on the Term Loan, and $844 of swap and other breakage costs.

NOTE 9 — SHAREHOLDERS’ EQUITY

During the first and second quarters of 2012, the Board of Directors approved two quarterly cash dividends of $0.02 per common share, which were paid on December 27, 2011 and March 27, 2012, to holders of common stock as of close of business on November 29, 2011 and February 28, 2012, respectively. $1,190 and $2,374 was recorded to retained earnings for the dividend for the three and six months ended March 31, 2012, respectively. Dividends paid on allocated shares in the ESOP were used to pay down the ESOP loan and were recorded as a reduction in expense. A dividend payable was established for the holders of restricted shares; such payable will be released upon vesting of the underlying restricted shares.

On May 8, 2012, the Board of Directors declared a third quarterly cash dividend of $0.02 per share, payable on June 26, 2012 to shareholders of record as of the close of business on May 29, 2012.

Griffon expenses the fair value of equity compensation grants over the related vesting period. Compensation cost related to stock-based awards with graded vesting are amortized using the straight-line attribution method.

In February 2011, shareholders approved the Griffon Corporation 2011 Equity Incentive Plan (“Incentive Plan”) under which awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, deferred shares and other stock-based awards may be granted. Options granted under the Incentive Plan may be either “incentive stock options” or nonqualified stock options, generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The maximum number of shares of common stock available for award under the Incentive Plan is 3,000,000 (600,000 of which may be issued as incentive stock options) plus any shares underlying awards outstanding on the effective date of the Incentive Plan under the 2006 Incentive Plan that are subsequently cancelled or forfeited. As of March 31, 2012, 1,766,509 shares were available for grant.

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

During the second quarter of 2012, Griffon granted 110,000 restricted shares, 82,500 of which are three-year cliff vesting and 27,500 of which vest equally over 3 years; 75,000 of the 110,000 shares are subject to certain performance conditions. The total fair value of these grants is $1,119, or a weighted average fair value of $9.83 per share.

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

For the three and six months ended March 31, 2012, stock based compensation expense totaled $2,651 and $4,908, respectively. For the three and six months ended March 31, 2011, stock based compensation expense totaled $2,624 and $4,647, respectively.

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

NOTE 10 – EARNINGS PER SHARE (EPS)

Basic EPS was calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS was calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with stock based compensation. The 2023 Notes and the 2017 Notes were anti-dilutive due to the conversion price being greater than the weighted-average stock price during the periods presented. Due to the net loss during the three and six months ended March 31, 2011, the incremental shares from stock based compensation are anti-dilutive.

The following table is a reconciliation of the share amounts (in thousands) used in computing earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,

	2012	2011	2012	2011

Weighted average shares outstanding - basic	56,037	59,280	56,031	59,277
Incremental shares from stock based compensation	1,343	—	1,197	—

Weighted average shares outstanding - diluted	57,380	59,280	57,228	59,277

Anti-dilutive options excluded from diluted EPS computation	989	1,050	1,202	988
Anti-dilutive restricted stock excluded from diluted EPS computation	—	—	—	2

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

	For the Three Months Ended March 31,		For the Six Months Ended March 31,

	2012	2011	2012	2011

REVENUE
Home & Building Products:
ATT	$133,321	$145,644	$232,061	$239,841
CBP	91,269	86,675	202,915	190,741

Home & Building Products	224,590	232,319	434,976	430,582
Telephonics	113,992	113,525	218,506	211,804
Plastics	143,849	130,285	279,980	248,145

Total consolidated net sales	$482,431	$476,129	$933,462	$890,531

	For the Three Months Ended March 31,		For the Six Months Ended March 31,

	2012	2011	2012	2011

INCOME (LOSS) BEFORE TAXES
Segment operating profit (loss):
Home & Building Products	$8,096	$6,931	$17,930	$5,308
Telephonics	13,543	11,225	26,056	21,918
Plastics	2,492	5,170	4,372	9,312

Total segment operating profit	24,131	23,326	48,358	36,538
Unallocated amounts	(6,453)	(6,581)	(12,787)	(11,687)
Loss from debt extinguishment, net	—	(26,164)	—	(26,164)
Net interest expense	(12,919)	(11,222)	(25,919)	(22,376)

Income (loss) before taxes	$4,759	$(20,641)	$9,652	$(23,689)

Segment profit before depreciation, amortization, restructuring, fair value write-up of acquired inventory sold and acquisition costs:
Home & Building Products	$15,853	$19,619	$33,603	$37,153
Telephonics	15,336	12,929	31,024	25,335
Plastics	9,164	11,231	17,344	21,017

Total Segment profit before depreciation, amortization, restructuring, fair value write-up of acquired inventory sold and acquisition costs	40,353	43,779	81,971	83,505
Unallocated amounts, less acquisition costs	(6,453)	(6,581)	(12,787)	(11,687)
Loss from debt extinguishment, net	—	(26,164)	—	(26,164)
Net interest expense	(12,919)	(11,222)	(25,919)	(22,376)
Segment depreciation and amortization	(16,222)	(15,453)	(31,640)	(29,210)
Restructuring charges	—	(1,212)	(1,795)	(2,605)
Fair value write-up of acquired inventory sold	—	(3,788)	—	(15,152)
Acquisition costs	—	—	(178)	—

Income (loss) before taxes	$4,759	$(20,641)	$9,652	$(23,689)

Unallocated amounts typically include general corporate expenses not attributable to a reportable segment.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,

	2012	2011	2012	2011

DEPRECIATION and AMORTIZATION
Segment:
Home & Building Products	$7,757	$7,688	$15,222	$14,088
Telephonics	1,793	1,704	3,446	3,417
Plastics	6,672	6,061	12,972	11,705

Total segment depreciation and amortization	16,222	15,453	31,640	29,210
Corporate	99	100	196	168

Total consolidated depreciation and amortization	$16,321	$15,553	$31,836	$29,378

CAPITAL EXPENDITURES
Segment:
Home & Building Products	$8,305	$7,335	$14,573	$13,775
Telephonics	2,554	1,333	3,784	2,138
Plastics	9,446	14,996	21,774	25,616

Total segment	20,305	23,664	40,131	41,529
Corporate	8	143	74	208

Total consolidated capital expenditures	$20,313	$23,807	$40,205	$41,737

	At March 31, 2012	At September 30, 2011

ASSETS
Segment assets:
Home & Building Products	$1,005,209	$972,714
Telephonics	254,574	288,968
Plastics	436,314	450,452

Total segment assets	1,696,097	1,712,134
Corporate	148,821	148,064

Total continuing assets	1,844,918	1,860,198
Assets of discontinued operations	4,362	5,056

Consolidated total	$1,849,280	$1,865,254

NOTE 12 – COMPREHENSIVE INCOME

Comprehensive income was as follows:

	Three Months Ended March 31,		Six Months Ended Ended March 31,

	2012	2011	2012	2011

Net income (loss)	$2,027	$(14,001)	$4,513	$(15,681)

Change in fair value of interest rate swap, net of tax	—	48	—	—
Foreign currency translation adjustment	9,620	16,911	5,048	16,466
Pension other comprehensive income amortization, net of tax	523	426	1,040	851

Comprehensive income	$12,170	$3,384	$10,601	$1,636

NOTE 13 – DEFINED BENEFIT PENSION EXPENSE

Defined benefit pension expense was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,

	2012	2011	2012	2011

Service cost	$51	$88	$123	$174
Interest cost	2,666	2,792	5,568	5,578
Expected return on plan assets	(2,930)	(2,843)	(5,732)	(5,681)
Amortization:
Prior service cost	84	84	168	168
Recognized actuarial loss	718	571	1,293	1,142

Net periodic expense	$589	$692	$1,420	$1,381

Effective January 1, 2012, the Clopay Pension Plan merged with the Ames True Temper Inc. Pension Plan. The merged Pension Plan was renamed the Clopay Ames True Temper Plan.

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

NOTE 15 – DISCONTINUED OPERATIONS

The following amounts related to the Installation Services segment, discontinued in 2008, have been segregated from Griffon’s continuing operations and are reported as assets and liabilities of discontinued operations in the condensed consolidated balance sheets:

	At March 31, 2012		At September 30, 2011

	Current	Long-term	Current	Long-term

Assets of discontinued operations:
Prepaid and other current assets	$1,312	$—	$1,381	$—
Other long-term assets	—	3,050	—	3,675

Total assets of discontinued operations	$1,312	$3,050	$1,381	$3,675

Liabilities of discontinued operations:
Accrued liabilities	$3,334	$—	$3,794	$—
Other long-term liabilities	—	4,788	—	5,786

Total liabilities of discontinued operations	$3,334	$4,788	$3,794	$5,786

There was no Installation Services’ operating unit revenue or income for the three and six months ended March 31, 2012 or 2011.

NOTE 16 – RESTRUCTURING AND OTHER RELATED CHARGES

In June 2009, Griffon announced plans to consolidate facilities in CBP. These actions were completed in 2011, consistent with the plan. In completing the consolidation plan, CBP incurred total pre-tax exit and restructuring costs approximating $9,031, substantially all of which was cash charges; charges include $1,160 for one-time termination benefits and other personnel costs, $210 for excess facilities and related costs, and $7,661 for other exit costs, primarily in connection with production realignment, and had $10,365 of capital expenditures. The restructuring costs in the three and six months ended March 31, 2011 were $1,153 and $2,482, respectively.

ATT recognized nil and $273, respectively, for the three and six months ended March 31, 2012, and $59 and $123, respectively, for the three and six months ended March 31, 2011, in restructuring and other related charges, primarily related to a facility and related one-time termination costs.

In the first quarter of 2012, Telephonics recognized $1,522 of restructuring and other related charges, primarily for one-time termination benefits and other personnel costs in conjunction with changes to its organizational structure.

A summary of the restructuring and other related charges included in the line item “Restructuring and other related charges” in the Consolidated Statements of Operations recognized was as follows:

	Workforce Reduction	Facilities & Exit Costs	Other Related Costs	Total

Amounts incurred in:
Quarter ended December 31, 2010	$239	$791	$363	$1,393
Quarter ended March 31, 2011	61	470	681	1,212

Six months ended March 31, 2011	$300	$1,261	$1,044	$2,605

Quarter ended December 31, 2011	$1,538	$257	$—	$1,795
Quarter ended March 31, 2012	—	—	—	—

Six months ended March 31, 2012	$1,538	$257	$—	$1,795

At March 31, 2012, the accrued liability for the restructuring and related charges consisted of:

	Workforce Reduction	Facilities & Exit Costs	Other Related Costs	Total

Accrued liability at September 30, 2011	$2,657	$—	$—	$2,657
Charges	1,538	257	—	1,795
Payments	(2,972)	(234)	—	(3,206)

Accrued liability at March 31, 2012	$1,223	$23	$—	$1,246

NOTE 17 – OTHER INCOME

For the quarters ended March 31, 2012 and 2011, Other income included net foreign exchange losses of $404 and $150, respectively, and $107 and $168, respectively, of investment income.

For the six months ended March 31, 2012 and 2011, Other income included net foreign exchange losses of $668 and $27, respectively, and $172 and $1,307, respectively, of investment income.

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

Changes in Griffon’s warranty liability, included in Accrued liabilities, were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011

Balance, beginning of period	$8,953	$6,701	$7,963	$6,719
Warranties issued and charges in estimated pre-existing warranties	2,916	845	4,946	1,676
Actual warranty costs incurred	(1,513)	(1,033)	(2,553)	(1,882)

Balance, end of period	$10,356	$6,513	$10,356	$6,513

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

Department of Environmental Conservation of New York State, regarding Frankfort, NY site. During fiscal 2009, an underground fuel tank with surrounding soil contamination was discovered at the Frankfort, N.Y. site which is the result of historical facility operations prior to ATT’s ownership. While ATT was actively working with the DEC and the New York State Department of Health to define remediation requirements relative to the underground fuel tank, the DEC took the position that ATT was responsible to remediate other types of contamination on the site. After negotiations with the DEC, on August 15, 2011, ATT executed an Order on Consent with the DEC. The Order is without admission or finding of liability or acknowledgement that there has been a release of hazardous substances at the site. Importantly, the Order does not waive any rights that ATT has under a 1991 Consent Judgment entered into between the DEC and a predecessor of ATT relating to the site. The Order requires that ATT identify Areas of Concern at the site, and formulate a strategy to investigate and remedy both on and off site conditions in compliance with applicable environmental law. At the conclusion of the remedy phase of the remediation to the satisfaction of the DEC, the DEC will issue a Certificate of Completion. On September 26, 2011 ATT submitted a Records Search Report to DEC and on October 24, 2011 filed the draft Remedial Investigation Work Plan (“RIWP”) completing the first two steps under the Order. DEC responded to ATT’s draft work plan and requested certain changes that will be reflected in an amended work plan that is expected to be submitted to DEC in June 2012. Prior to the submission of the RIWP, ATT will perform Interim Remedial Measures at the site, consisting primarily of the demolition of buildings to facilitate the implementation of the RIWP.

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

NOTE 20 — CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the domestic assets of Clopay Building Products Company, Inc., Clopay Plastic Products Company, Inc., Telephonics Corporation and Ames True Temper Inc. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act of 1933, presented below are condensed consolidating financial information as of March 31, 2012 and September 30, 2011 and for the three and six months ended March 31, 2012 and 2011. The financial information may not necessarily be indicative of results of operations or financial position had the guarantor companies or non-guarantor companies operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly-owned subsidiaries accounted for under the equity method.

CONDENSED CONSOLIDATING BALANCE SHEETS
At March 31, 2012

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation

CURRENT ASSETS
Cash and equivalents	$101,314	$22,315	$41,250	$—	$164,879
Accounts receivable, net of allowances	—	190,672	99,162	—	289,834
Contract costs and recognized income not yet billed, net of progress payments	—	64,772	2,194	—	66,966
Inventories, net	—	214,884	70,658	—	285,542
Prepaid and other current assets	3,435	46,930	(242)	(3,665)	46,458
Assets of discontinued operations	—	—	1,312	—	1,312

Total Current Assets	104,749	539,573	214,334	(3,665)	854,991

PROPERTY, PLANT AND EQUIPMENT, net	1,313	237,538	122,605	—	361,456
GOODWILL	—	283,491	79,440	—	362,931
INTANGIBLE ASSETS, net	—	153,305	81,286	—	234,591
INTERCOMPANY RECEIVABLE	539,962	291,998	189,237	(1,021,197)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	2,850,415	750,616	2,397,506	(5,998,537)	—
OTHER ASSETS	53,195	57,425	2,782	(81,141)	32,261
ASSETS OF DISCONTINUED OPERATIONS	—	—	3,050	—	3,050

Total Assets	$3,549,634	$2,313,946	$3,090,240	$(7,104,540)	$1,849,280

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$1,000	$1,012	$14,243	$—	$16,255
Accounts payable and accrued liabilities	40,367	181,518	52,814	(3,665)	271,034
Liabilities of discontinued operations	—	—	3,334	—	3,334

Total Current Liabilities	41,367	182,530	70,391	(3,665)	290,623

LONG-TERM DEBT, net of debt discounts	654,884	10,300	23,827	—	689,011
INTERCOMPANY PAYABLES	—	161,162	860,035	(1,021,197)	—
OTHER LIABILITIES	78,941	183,570	20,123	(81,141)	201,493
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	4,788	—	4,788

Total Liabilities	775,192	537,562	979,164	(1,106,003)	1,185,915

SHAREHOLDERS’ EQUITY	2,774,442	1,776,384	2,111,076	(5,998,537)	663,365

Total Liabilities and Shareholders’ Equity	$3,549,634	$2,313,946	$3,090,240	$(7,104,540)	$1,849,280

CONDENSED CONSOLIDATING BALANCE SHEETS
At September 30, 2011

($ in thousands)	Parent Company	Guarantor Companies	Non- Guarantor Companies	Elimination	Consolidation

CURRENT ASSETS
Cash and equivalents	$178,448	$15,164	$49,417	$—	$243,029
Accounts receivable, net of allowances	—	190,986	76,485	—	267,471
Contract costs and recognized income not yet billed, net of progress payments	—	73,755	982	—	74,737
Inventories, net	—	194,355	69,454	—	263,809
Prepaid and other current assets	1,839	40,436	1,913	4,640	48,828
Assets of discontinued operations	—	—	1,381	—	1,381

Total Current Assets	180,287	514,696	199,632	4,640	899,255

PROPERTY, PLANT AND EQUIPMENT, net	1,402	224,193	124,455	—	350,050
GOODWILL	—	283,491	74,397	—	357,888
INTANGIBLE ASSETS, net	—	155,242	67,947	—	223,189
INTERCOMPANY RECEIVABLE	449,112	278,344	98,953	(826,409)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	2,844,527	746,686	2,397,258	(5,988,471)	—
OTHER ASSETS	54,354	49,771	14,270	(87,198)	31,197
ASSETS OF DISCONTINUED OPERATIONS	—	—	3,675	—	3,675

Total Assets	$3,529,682	$2,252,423	$2,980,587	$(6,897,438)	$1,865,254

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$5,375	$4,350	$15,439	$—	$25,164
Accounts payable and accrued liabilities	36,765	199,742	44,774	4,640	285,921
Liabilities of discontinued operations	—	—	3,794	—	3,794

Total Current Liabilities	42,140	204,092	64,007	4,640	314,879

LONG-TERM DEBT, net of debt discounts	649,812	10,794	27,641	—	688,247
INTERCOMPANY PAYABLES	—	89,198	737,211	(826,409)	—
OTHER LIABILITIES	79,655	172,203	39,774	(87,198)	204,434
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	5,786	—	5,786

Total Liabilities	771,607	476,287	874,419	(908,967)	1,213,346

SHAREHOLDERS’ EQUITY	2,758,075	1,776,136	2,106,168	(5,988,471)	651,908

Total Liabilities and Shareholders’ Equity	$3,529,682	$2,252,423	$2,980,587	$(6,897,438)	$1,865,254

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2012

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation

Revenue	$—	$344,442	$151,309	$(13,320)	$482,431
Cost of goods and services	—	264,078	129,241	(13,689)	379,630

Gross profit	—	80,364	22,068	369	102,801

Selling, general and administrative expenses	4,627	65,072	16,546	(93)	86,152
Restructuring and other related charges	—	—	—	—	—

Total operating expenses	4,627	65,072	16,546	(93)	86,152

Income (loss) from operations	(4,627)	15,292	5,522	462	16,649

Other income (expense)
Interest income (expense), net	(3,345)	(5,327)	(4,247)	—	(12,919)
Loss from debt extinguishment, net	—	—	—	—	—
Other intercompany	—	—	—	—	—
Other, net	109	2,746	(1,364)	(462)	1,029

Total other income (expense)	(3,236)	(2,581)	(5,611)	(462)	(11,890)

Income (loss) before taxes	(7,863)	12,711	(89)	—	4,759
Provision (benefit) for income taxes	(3,316)	6,061	(13)	—	2,732

Income (loss) before equity in net income (loss) of subsidiaries	(4,547)	6,650	(76)	—	2,027
Equity in net income (loss) of subsidiaries	6,574	(38)	6,650	(13,186)	—

Net income (loss)	$2,027	$6,612	$6,574	$(13,186)	$2,027

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS For the Three Months Ended March 31, 2011

($ in thousands)	Parent Company	Guarantor Companies	Non- Guarantor Companies	Elimination	Consolidation

Revenue	$—	$363,254	$123,554	$(10,679)	$476,129
Cost of goods and services	—	282,809	103,226	(11,049)	374,986

Gross profit	—	80,445	20,328	370	101,143

Selling, general and administrative expenses	5,481	64,308	14,666	(92)	84,363
Restructuring and other related charges	—	1,153	59	—	1,212

Total operating expenses	5,481	65,461	14,725	(92)	85,575

Income (loss) from operations	(5,481)	14,984	5,603	462	15,568

Other income (expense)
Interest income (expense), net	(3,572)	2,472	(10,122)	—	(11,222)
Loss from debt extinguishment, net	—	(397)	(25,767)	—	(26,164)
Other, net	168	(89)	1,560	(462)	1,177

Total other income (expense)	(3,404)	1,986	(34,329)	(462)	(36,209)

Income (loss) before taxes and discontinued operations	(8,885)	16,970	(28,726)	—	(20,641)
Provision (benefit) for income taxes	(3,651)	8,071	(11,060)	—	(6,640)

Income (loss) before equity in net income (loss) of subsidiaries	(5,234)	8,899	(17,666)	—	(14,001)
Equity in net income of subsidiaries	(8,767)	3,734	8,899	(3,866)	—

Net income (loss)	$(14,001)	$12,633	$(8,767)	$(3,866)	$(14,001)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Six Months Ended March 31, 2012

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation

Revenue	$—	$682,504	$278,272	$(27,314)	$933,462
Cost of goods and services	—	517,605	238,401	(28,053)	727,953

Gross profit	—	164,899	39,871	739	205,509

Selling, general and administrative expenses	9,244	129,063	31,097	(185)	169,219
Restructuring and other related charges	—	1,779	16	—	1,795

Total operating expenses	9,244	130,842	31,113	(185)	171,014

Income (loss) from operations	(9,244)	34,057	8,758	924	34,495

Other income (expense)
Interest income (expense), net	(6,743)	(11,309)	(7,867)	—	(25,919)
Loss from debt extinguishment, net	—	—	—	—	—
Other intercompany	—	—	—	—	—
Other, net	174	5,588	(3,762)	(924)	1,076

Total other income (expense)	(6,569)	(5,721)	(11,629)	(924)	(24,843)

Income (loss) before taxes	(15,813)	28,336	(2,871)	—	9,652
Provision (benefit) for income taxes	(7,757)	12,787	109	—	5,139

Income (loss) before equity in net income (loss) of subsidiaries	(8,056)	15,549	(2,980)	—	4,513
Equity in net income (loss) of subsidiaries	12,569	(2,878)	15,549	(25,240)	—

Net income (loss)	$4,513	$12,671	$12,569	$(25,240)	$4,513

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS For the Six Months Ended March 31, 2011

($ in thousands)	Parent Company	Guarantor Companies	Non- Guarantor Companies	Elimination	Consolidation

Revenue	$—	$668,901	$239,372	$(17,742)	$890,531
Cost of goods and services	—	523,413	196,484	(18,368)	701,529

Gross profit	—	145,488	42,888	626	189,002

Selling, general and administrative expenses	10,563	124,961	29,440	(156)	164,808
Restructuring and other related charges	—	2,482	123	—	2,605

Total operating expenses	10,563	127,443	29,563	(156)	167,413

Income (loss) from operations	(10,563)	18,045	13,325	782	21,589

Other income (expense)
Interest income (expense), net	(5,397)	1,699	(18,678)	—	(22,376)
Loss from debt extinguishment, net	—	(397)	(25,767)	—	(26,164)
Other, net	1,307	(2,231)	4,968	(782)	3,262

Total other income (expense)	(4,090)	(929)	(39,477)	(782)	(45,278)

Income (loss) before taxes and discontinued operations	(14,653)	17,116	(26,152)	—	(23,689)
Provision (benefit) for income taxes	(5,886)	11,217	(13,339)	—	(8,008)

Income (loss) before equity in net income of subsidiaries	(8,767)	5,899	(12,813)	—	(15,681)
Equity in net income (loss) of subsidiaries	(6,914)	14,359	5,899	(13,344)	—

Net income (loss)	$(15,681)	$20,258	$(6,914)	$(13,344)	$(15,681)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2012

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,513	$12,671	$12,569	$(25,240)	$4,513

Net cash provided by (used in) operating activities	(59,324)	8,258	48,858	—	(2,208)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(74)	(35,119)	(5,012)	—	(40,205)
Acquired business, net of cash acquired	—	—	(22,432)	—	(22,432)
Intercompany distributions	10,000	(10,000)	—	—	—
Proceeds from sale of assets	—	140	55	—	195

Net cash provided by (used in) investing activities	9,926	(44,979)	(27,389)	—	(62,442)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(2,350)	—	—	—	(2,350)
Proceeds from issuance of long-term debt	—	—	4,000	—	4,000
Payments of long-term debt	(813)	(3,852)	(5,733)	—	(10,398)
Decrease in short-term borrowings	—	1	(3,332)	—	(3,331)
Intercompany debt	(23,000)	—	23,000	—	—
Financing costs	(4)	—	—	—	(4)
Tax effect from exercise/vesting of equity awards, net	834	—	—	—	834
Dividend	(2,374)	—	—	—	(2,374)
Other, net	(29)	47,723	(47,723)	—	(29)

Net cash provided by (used in) financing activities	(27,736)	43,872	(29,788)	—	(13,652)

Net cash used in discontinued operations	—	—	(764)	—	(764)

Effect of exchange rate changes on cash and equivalents	—	—	916	—	916

NET INCREASE (DECREASE) IN CASH AND EQUIVALENT	(77,134)	7,151	(8,167)	—	(78,150)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	178,448	15,164	49,417	—	243,029

CASH AND EQUIVALENTS AT END OF PERIOD	$101,314	$22,315	$41,250	$—	$164,879

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2011

($ in thousands)	Parent Company	Guarantor Companies	Non- Guarantor Companies	Elimination	Consolidation

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(15,681)	$20,258	$(6,914)	$(13,344)	$(15,681)

Net cash used in operating activities	(3,611)	(14,241)	(17,847)	—	(35,699)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(208)	(19,449)	(22,080)	—	(41,737)
Acquired business, net of cash acquired	—	(1,066)	211	—	(855)
Intercompany distributions	10,000	(10,000)	—	—	—
Funds restricted for capital projects	—	3,875	—	—	3,875
Proceeds from sale of investment	—	—	1,333	—	1,333
Increase in equipment lease deposits	—	(351)	—	—	(351)

Net cash provided by (used in) investing activities	9,792	(26,991)	(20,536)	—	(37,735)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	558,310	—	79,427	—	637,737
Payments of long-term debt	(312)	(30,567)	(467,892)	—	(498,771)
Decrease in short-term borrowings	—	—	2,022	—	2,022
Intercompany debt	(468,372)	—	468,372	—	—
Financing costs	(14,272)	—	(6,967)	—	(21,239)
Purchase of ESOP shares	(8,310)	—	—	—	(8,310)
Exercise of stock options	20	—	—	—	20
Tax benefit from vesting of restricted stock	23	—	—	—	23
Other, net	(94)	39,795	(39,795)	—	(94)

Net cash provided by financing activities	66,993	9,228	35,167	—	111,388

Net cash used in discontinued operations	—	—	(561)	—	(561)

Effect of exchange rate changes on cash and equivalents	—	—	1,142	—	1,142

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	73,174	(32,004)	(2,635)	—	38,535
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	74,600	57,113	38,089	—	169,802

CASH AND EQUIVALENTS AT END OF PERIOD	$147,774	$25,109	$35,454	$—	$208,337

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

OVERVIEW

Revenue for the quarter ended March 31, 2012 was $482,431, compared to $476,129 in the prior year quarter. Net income was $2,027, or $0.04 per share, compared to a loss of $14,001, or $0.24 per share, in the prior year quarter.

The prior year quarter included the following:

-	$26,164 ($16,813, net of tax, or $0.28 per share) charge related to debt extinguishment;
-	$3,788 ($2,462, net of tax, or $0.04 per share) of increased cost of goods related to the sale of inventory recorded at fair value in connection with acquisition accounting for ATT;
-	Restructuring charges of $1,212 ($788, net of tax, or $0.01 per share); and
-	Discrete tax expense of $79, or $0.00 per share.

Excluding these items from the prior year quarter, Net income would have been $6,141, or $0.10 per share, compared to $2,027, or $0.04 per, in the current year quarter.

Revenue for the six months ended March 31, 2012 was $933,462, compared to $890,531 in the prior year. Net income was $4,513, or $0.08 per share, compared to a loss of $15,681, or $0.26 per share, in the prior year. Results for the six months ended March 31, 2012 results included:

-	$1,795 ($1,167, net of tax, or $0.02 per share) of restructuring and related charges; and
-	$178 ($116, net of tax, or $0.00 per share) of acquisition costs.

Results for the six months ended March 31, 2011 included:

-	$26,164 ($16,813, net of tax, or $0.28 per share) charge related to debt extinguishment;
-	$15,152 ($9,849, net of tax, or $0.17 per share) of increased cost of goods related to the sale of inventory recorded at fair value in connection with acquisition accounting for ATT;
-	Restructuring charges of $2,605 ($1,693, net of tax, or $0.03 per share); and
-	Discrete tax benefits of $241, or $0.00 per share.

Excluding these items from both periods, Net income would have been $5,796, or $0.10 per share, compared to $12,433, or $0.21 per share, in the prior year.

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

	For the Three Months Ended March 31,		For the Six Months Ended March 31,

	2012	2011	2012	2011

Net income (loss)	$2,027	$(14,001)	$4,513	$(15,681)

Adjusting items, net of tax:
Loss from debt extinguishment, net	—	16,813	—	16,813
Fair value write-up of acquired inventory sold	—	2,462	—	9,849
Restructuring and related	—	788	1,167	1,693
Acquisition costs	—	—	116	—
Discrete tax benefits	—	79	—	(241)

Adjusted net income	$2,027	$6,141	$5,796	$12,433

Earnings (loss) per common share	$0.04	$(0.24)	$0.08	$(0.26)

Adjusting items, net of tax:
Loss from debt extinguishment, net	—	0.28	—	0.28
Fair value write-up of acquired inventory sold	—	0.04	—	0.17
Restructuring	—	0.01	0.02	0.03
Acquisition costs	—	—	0.00	—
Discrete tax benefits	—	0.00	—	(0.00)

Adjusted earnings per share	$0.04	$0.10	$0.10	$0.21

Weighted-average shares outstanding (in thousands)	57,380	59,280	57,228	59,277

Note: Due to rounding, the sum of earnings (loss) per common share and adjusting items, net of tax, may not equal adjusted earnings per common share.

RESULTS OF OPERATIONS

Three and six months ended March 31, 2012 and 2011

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

The following table provides a reconciliation of Segment operating profit before depreciation, amortization, acquisition costs, restructuring and fair value write up of acquired inventory sold to Income (loss) before taxes:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,

	2012	2011	2012	2011

Segment profit before depreciation, amortization, restructuring, fair value write-up of acquired inventory sold and acquisition costs:
Home & Building Products	$15,853	$19,619	$33,603	$37,153
Telephonics	15,336	12,929	31,024	25,335
Plastics	9,164	11,231	17,344	21,017

Total Segment profit before depreciation, amortization, restructuring, fair value write-up of acquired inventory sold and acquisition costs	40,353	43,779	81,971	83,505
Unallocated amounts, less acquisition costs	(6,453)	(6,581)	(12,787)	(11,687)
Loss from debt extinguishment, net	—	(26,164)	—	(26,164)
Net interest expense	(12,919)	(11,222)	(25,919)	(22,376)
Segment depreciation and amortization	(16,222)	(15,453)	(31,640)	(29,210)
Restructuring charges	—	(1,212)	(1,795)	(2,605)
Fair value write-up of acquired inventory sold	—	(3,788)	—	(15,152)
Acquisition costs	—	—	(178)	—

Income (loss) before taxes	$4,759	$(20,641)	$9,652	$(23,689)

Home & Building Products

	Three Months Ended March 31,				Six Months Ended March 31,

	2012		2011		2012		2011

Revenue:
ATT	$133,321		$145,644		$232,061		$239,841
CBP	91,269		86,675		202,915		190,741

Home & Building Products	$224,590		$232,319		$434,976		$430,582

Segment operating profit	$8,096	3.6%	$6,931	3.0%	$17,930	4.1%	$5,308	1.2%
Depreciation and amortization	7,757		7,688		15,222		14,088
Fair value write-up of acquired inventory sold	—		3,788		—		15,152
Restructuring charges	—		1,212		273		2,605
Acquisition costs	—		—		178		—

Segment profit before depreciation, amortization, restructuring and acquisition costs	$15,853	7.1%	$19,619	8.4%	$33,603	7.7%	$37,153	8.6%

For the quarter ended March 31, 2012, revenue decreased $7,729, or 3%, compared to the prior year quarter mainly due to lower volume at ATT. ATT revenue decreased 8% primarily due to weak sales of snow tools, driven by the absence of snow throughout much of the U.S. and Canada this past winter, partially offset by the inclusion of Southern Patio in the current year. For the quarter, CBP revenue increased 5% due to higher volume and favorable mix.

For the quarter ended March 31, 2012, Segment operating profit was $8,096 compared to $6,931 in the prior year.

Excluding the impact of the fair value write-up of acquired inventory sold in the prior year, Segment operating profit decreased by $2,623 primarily due to the impact of lower ATT volume combined with higher material and fuel costs; these factors were partially offset by the inclusion of Southern Patio’s operating profit in the current period’s results, as well as improved production efficiencies.

For the six months ended March 31, 2012, revenue increased $4,394, or 1%. CBP revenue increased 6% due to increased volume and favorable mix, while ATT revenue declined 3% primarily due to the decreased snow tool volume, partially offset by the inclusion of Southern Patio in the current year results.

For the six months ended March 31, 2012, Segment operating profit was $17,930 compared to $5,308 in the prior year. Excluding the impact of the fair value write-up of acquired inventory sold, Segment operating profit decreased $2,530 from the prior year primarily due to lower snow tool volume and the impact of somewhat higher material and fuel costs, partially offset by the inclusion of Southern Patio’s operating profit in the current period’s results, as well as improved production efficiencies.

Current and prior year restructuring and other related charges were primarily related to facilities and for the prior year related compensation costs. The current year acquisition costs were related to the Southern Patio acquisition.

Telephonics

	Three Months Ended March 31,				Six Months Ended March 31,

	2012		2011		2012		2011

Revenue	$113,992		$113,525		$218,506		$211,804

Segment operating profit	$13,543	11.9%	$11,225	9.9%	$26,056	11.9%	$21,918	10.3%
Depreciation and amortization	1,793		1,704		3,446		3,417
Restructuring charges	—		—		1,522		—

Segment profit before depreciation, amortization and restructuring	$15,336	13.5%	$12,929	11.4%	$31,024	14.2%	$25,335	12.0%

For the quarter ended March 31, 2012, Telephonics revenue increased $467 compared to the prior year quarter. For the quarters ended March 31, 2012 and 2011, revenue included $13,578 and $19,222, respectively, related to revenue for the Counter Remote Control Improvised Explosive Device Electronic Warfare 3.1 (“CREW 3.1”) program where Telephonics serves as a contract manufacturer. Excluding CREW 3.1 from both quarters, revenue increased 6% over the prior year quarter primarily attributable to NETCOM communication products ($4,228), Maritime Radars ($2,789) and Ground Surveillance Radars (“GSR”) ($2,139).

For the quarter ended March 31, 2012, Segment operating profit increased $2,318, or 21%, and operating profit margin increased 200 basis points in comparison to the prior year quarter primarily due to higher gross profits from program mix, partially offset by higher selling, general and administrative expenses due to the timing of proposal activities.

For the six months ended March 31, 2012, Telephonics revenue increased $6,702, or 3%, compared to the prior year. For the six months ended March 31, 2012 and 2011, revenue included $19,522 and $27,272, respectively, related to revenue for the CREW 3.1 program where Telephonics serves as a subcontractor; excluding CREW 3.1 revenue from both periods, Telephonics’ current period revenue increased 8% over the prior year period primarily attributable to Ground Surveillance Radars (“GSR”) ($6,385) and NETCOM ($7,606).

For the six months ended March 31, 2012, Segment operating profit increased by $4,138, or 19%, and operating profit margin increased 160 basis points from the prior year primarily due to higher gross profits from increased revenue, partially offset by higher selling, general and administrative expenses due to the timing of proposal activities and the restructuring charge. In the first quarter, Telephonics recognized $1,522 of restructuring and other related charges, primarily for one-time termination benefits and other personnel costs, in conjunction with changes to its organizational structure.

During the current quarter, Telephonics was awarded several new contracts and received incremental funding on current contracts totaling $168,000. Contract backlog was $434,000 at March 31, 2012 with 69% expected to be realized in the next 12 months. Backlog was $417,000 at September 30, 2011 and $441,000 at March 31, 2011. Backlog is defined as unfilled firm orders for products and services for which funding has been both authorized and appropriated by the customer or Congress, in the case of the U.S. government agencies.

Plastics

	Three Months Ended March 31,				Six Months Ended March 31,

	2012		2011		2012		2011

Revenue	$143,849		$130,285		$279,980		$248,145

Segment operating profit	$2,492	1.7%	$5,170	4.0%	$4,372	1.6%	$9,312	3.8%
Depreciation and amortization	6,672		6,061		12,972		11,705

Segment profit before depreciation and amortization	$9,164	6.4%	$11,231	8.6%	$17,344	6.2%	$21,017	8.5%

For the quarter ended March 31, 2012, Plastics revenue increased $13,564, or 10%, compared to the prior year quarter primarily due to higher unit volumes (12%) across all regions and the pass through of higher resin costs in customer selling prices (1%), partially offset by the unfavorable impact of foreign exchange translation (3%). Plastics adjusts customer selling prices based on underling resin costs on a delayed basis.

For the quarter ended March 31, 2012, Segment operating profit decreased $2,678, or 52%, compared to the prior year quarter. The decrease was primarily driven by previously disclosed start up costs related to expanded capacity initiatives in both Germany and Brazil; in both operations, such start up costs have included higher than normal levels of scrap. There have been no significant disruptions in customer service in connection with the scaling up of production of the newly installed assets. Improvements in operations in the newly expanded locations are on plan; however, the locations are contending with market conditions that are less robust than anticipated, and higher resin costs. The Company expects that Plastics will continue to trend towards normal efficiency levels during the second half of fiscal 2012.

For the six months ended March 31, 2012, Plastics revenue increased $31,835, or 13%, compared to the prior year period, primarily due to higher unit volumes (13%) in North America and Europe and the pass through of higher resin costs in customer selling prices (2%), partially offset by the unfavorable impact of foreign exchange translation (2%).

For the six months ended March 31, 2012, Segment operating profit decreased $4,940, or 53%, compared to the prior year mainly due to the same reasons discussed for the current quarter.

Unallocated

For the quarter ended March 31, 2012, unallocated amounts totaled $6,453 compared to $6,581 in the prior year; the increase was primarily related to higher current quarter loan fees. For the six months ended March 31, 2012, unallocated amounts totaled $12,788 compared to $11,687 in the prior year; the increase was primarily related to higher prior year investment income and higher current period loan fees.

Segment Depreciation and Amortization

Segment depreciation and amortization increased $769 and $2,430, respectively, for the three and six-month periods ended March 31, 2012 in comparison to the comparable prior year periods primarily due to capital spending in 2011.

Other income (expense)

For the quarters ended March 31, 2012 and 2011, Other income included net foreign exchange losses of $404 and $150, respectively, and $107 and $168, respectively, of investment income.

For the six months ended March 31, 2012 and 2011, Other income included net foreign exchange losses of $668 and $27, respectively, and $172 and $1,307, respectively, of investment income.

During the 2011 quarter, in connection with the termination of the Term Loan, ABL and Telephonics credit agreement, Griffon recorded a $26,164 loss on extinguishment of debt consisting of $21,617 of deferred financing charges and original issuer discounts, a call premium of $3,703 on the Term Loan, and $844 of swap and other breakage costs.

Provision for income taxes

The tax rate for the quarter ended March 31, 2012 was a provision of 57.4%, compared to a 32.2% benefit in the prior year quarter. The prior year benefit arose on the pretax loss for the quarter, which arose mainly in connection with the debt refinancing, completed in March 2011. The current year rate reflects the impact of permanent differences that are not deductible in determining taxable income, mainly limited deductibility of restricted stock, tax reserves and a change in earnings mix. There were no discrete period items in the current quarter.

The tax rate for the six months ended March 31, 2012 was a provision of 53.2%, compared to a 33.8% benefit in 2011. The prior year benefit arose on the pretax loss. The 2012 rate reflects the impact of permanent differences, mainly limited deductibility of restricted stock, tax reserves and a change in earnings mix; the 2011 rate benefited $241 primarily from the retroactively extended research tax credit signed into law on December 22, 2010. There were no discrete items in the current period.

Stock based compensation

For the three and six months ended March 31, 2012, stock based compensation expense totaled $2,651 and $4,908, respectively. For the three and six months ended March 31, 2011, stock based compensation expense totaled $2,624 and $4,647, respectively.

Discontinued operations – Installation Services

There was no revenue or income from discontinued operations of the Installation Services’ business for the three and six months ended March 31, 2012 and 2011.

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

The following table is derived from the Consolidated Statements of Cash Flows:

Cash Flows from Continuing Operations	Six Months Ended March 31,

(in thousands)	2012	2011

Net Cash Flows Provided by (Used In):
Operating activities	$(2,208)	$(35,699)
Investing activities	(62,442)	(37,735)
Financing activities	(13,652)	111,388

Cash used in continuing operations for the six months ended March 31, 2012 were $2,208 compared to $35,699 in the prior year. Current assets net of current liabilities, excluding short-term debt and cash, increased to $415,744 at March 31, 2012 compared to $366,511 at September 30, 2011, primarily as a result of increases in accounts receivable and inventories. Operating cash flows were impacted by increases in accounts receivable and inventories as well as the decrease in accounts payable and accrued liabilities primarily due to normal HBP seasonality.

During the six months ended March 31, 2012, Griffon used cash for investing activities of $62,442 compared to $37,735 in the prior year; the increase was primarily due to the acquisition of Southern Patio with capital expenditures decreasing $1,532 from the comparable prior year period. Griffon expects capital spending to be in the range of $65,000 to $70,000 for 2012.

During the six months ended March 31, 2012, cash used in financing activities totaled $13,652 compared to cash provided by financing activities of $111,388 in the prior year. During the first and second quarters of 2012, the Board of Directors approved two quarterly cash dividends of $0.02 per common share each, which were paid on December 27, 2011 and March 27, 2012, to holders of common stock as of the close of business on November 29, 2011 and February 28, 2012, respectively. In 2011, Griffon issued $140,988 of debt, net of payments, which included issuing $550,000 of 7.125% Senior Notes due 2018 and repaying $430,000 of existing loans.

On May 8, 2012, the Board of Directors declared a third quarterly cash dividend of $0.02 per share, payable on June 26, 2012 to shareholders of record as of the close of business on May 29, 2012.

Payments related to Telephonics revenue are received in accordance with the terms of development and production subcontracts; certain of such receipts are progress or performance based payments. Plastics customers are generally substantial industrial companies whose payments have been steady, reliable and made in accordance with the terms governing such sales. Plastics sales satisfy orders that are received in advance of production, typically with payment terms established in advance. With respect to HBP, there have been no material adverse impacts on payment for sales.

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. For the six months ended March 31, 2012:

•	The United States Government and its agencies, through either prime or subcontractor relationships, represented 19% of Griffon’s consolidated revenue and 79% of Telephonics’ revenue.
•	Procter & Gamble represented 13% of Griffon’s consolidated revenue and 44% of Plastics’ revenue.
•	The Home Depot represented 11% of Griffon’s consolidated revenue and 23% of Home & Building Products’ revenue.

No other customers exceeded 9% of consolidated revenue. Future operating results will continue to substantially depend on the success of Griffon’s largest customers and Griffon’s relationships with them. Orders from these customers are subject to fluctuation and may be reduced materially. The loss of all or a portion of volume from any one of these customers could have a material adverse impact on Griffon’s liquidity and operations.

Cash, Cash Equivalents and Debt (in thousands)	At March 31, 2012	At September 30, 2011

Cash and equivalents	$164,879	$243,029

Notes payables and current portion of long-term debt	16,255	25,164
Long-term debt, net of current maturities	689,011	688,247
Debt discount	18,183	19,693

Total debt	723,449	733,104

Net cash and equivalents (debt)	$(558,570)	$(490,075)

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

On March 18, 2011, Griffon entered into a five-year $200,000 Revolving Credit Facility (“Credit Agreement”), which includes a letter of credit sub-facility with a limit of $50,000, a multi-currency sub-facility of $50,000 and a swingline sub-facility with a limit of $30,000. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility or the occurrence of a default or event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate plus an applicable margin, which will adjust based on financial performance. The margins are 1.75% for base rate loans and 2.75% for LIBOR loans, in each case without a floor. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio as well as customary affirmative and negative covenants and events of default. The Credit Agreement also includes certain restrictions, such as limitations on the incurrence of indebtedness and liens and the making of restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by certain domestic subsidiaries and are secured, on a first priority basis, by substantially all assets of the Company and the guarantors.

At March 31, 2012, there were $19,523 of standby letters of credit outstanding under the Credit Agreement; $180,477 was available for borrowing at that date.

On December 21, 2009, Griffon issued $100,000 principal of 4% convertible subordinated notes due 2017 (the “2017 Notes”). The initial conversion rate of the 2017 Notes was 67.0799 shares of Griffon’s common stock per $1,000 principal amount of notes, corresponding to an initial conversion price of $14.91 per share, a 23% conversion premium over the $12.12 closing price on December 15, 2009. When a cash dividend is declared that would result in an adjustment to the conversion ratio of less than 1%, any adjustment to the conversion ratio is deferred until the first to occur of (i) actual conversion, (ii) the 42nd trading day prior to maturity of the notes, and (iii) such time as the cumulative adjustment equals or exceeds 1%. As of June 26, 2012, aggregate dividends of $0.06 per share would result in a cumulative change in the conversion rate of approximately 0.6%. Griffon used 8.75% as the nonconvertible debt-borrowing rate to discount the 2017 Notes and will amortize the debt discount through January 2017. At issuance, the debt component of the 2017 Notes was $75,437 and debt discount was $24,563. At March 31, 2012 and September 30, 2011, the 2017 Notes had a capital in excess of par component, net of tax, of $15,720.

On December 20, 2010, Griffon entered into two second lien real estate mortgages to secure new loans totaling $11,834. The loans mature in February 2016, are collateralized by the related properties and are guaranteed by Griffon. The loans bear interest at a rate of LIBOR plus 3% with the option to swap to a fixed rate.

Griffon has other real estate mortgages, collateralized by real property, which bear interest at 6.3% and mature in 2016. On October 3, 2011, the mortgage at Russia, Ohio was paid in full, on maturity.

Griffon’s Employee Stock Ownership Plan (“ESOP”) entered into a loan agreement in August 2010 to borrow $20,000 over a one-year period. The proceeds were used to purchase 1,874,737 shares of Griffon common stock in the open market for $19,973. The loan bears interest at a) LIBOR plus 2.5% or b) the lender’s prime rate, at Griffon’s option. In November 2011, Griffon exercised an option to convert the outstanding loan to a five-year term loan; principal is payable in quarterly installments of $250, beginning December 2011, with a balloon payment of $15,223 due at maturity (November 2016). The loan is secured by shares purchased with the proceeds of the loan, and repayment is guaranteed by Griffon. At March 31, 2012, $19,473 was outstanding.

In addition, the ESOP has a loan agreement, guaranteed by Griffon, which requires quarterly principal payments of $156 and interest through the expiration date of September 2012 at which time the $3,900 balance of the loan, and any outstanding interest, will be payable. The primary purpose of this loan was to purchase 547,605 shares of Griffon’s common stock in October 2008. The loan is secured by shares purchased with the proceeds of the loan, and repayment is guaranteed by Griffon. The loan bears interest at rates based upon the prime rate or LIBOR. At March 31, 2012, $4,063 was outstanding. Griffon is in process of extending the loan.

In October 2006, CBP entered into a capital lease totaling $14,290 for real estate in Troy, Ohio. The lease matures in 2021, bears interest at a fixed rate of 5.1%, is secured by a mortgage on the real estate and is guaranteed by Griffon.

At March 31, 2012 and September 30, 2011, Griffon had $532 of 4% convertible subordinated notes due 2023 (the “2023 Notes”) outstanding. Holders of the 2023 Notes may require Griffon to repurchase all or a portion of their 2023 Notes on July 18, 2013 and 2018, if Griffon’s common stock price is below the conversion price of the 2023 Notes, as well as upon a change in control. An adjustment to the conversion rate will be required as the result of payment of a cash dividend only if such adjustment would be greater than 1% (or at such time as the cumulative impact on the conversion rate reaches 1% in the aggregate). As of June 26, 2012, aggregate dividends of $0.06 per share would result in a cumulative change in the conversion rate of approximately 0.6%. At March 31, 2012 and September 30, 2011, the 2023 Notes had no capital in excess of par value component as substantially all of these notes were put to Griffon at par and settled in July 2010.

In November 2010, Clopay Europe GMBH (“Clopay Europe”) entered into a €10,000 revolving credit facility and a €20,000 term loan. The facility accrues interest at Euribor plus 2.35% per annum, and the term loan accrues interest at Euribor plus 2.45% per annum. The revolving facility matures in November 2012, but is renewable upon mutual agreement with the bank. In July 2011, the full €20,000 was drawn on the Term Loan, with a portion of the proceeds used to repay borrowings under the revolving credit facility. The term loan is payable in ten equal quarterly installments which began in September 2011, with maturity in December 2013. Under the term loan, Clopay Europe is required to maintain a certain minimum equity to assets ratio and keep leverage below a certain level, defined as the ratio of total debt to EBITDA. There were no borrowings outstanding under the revolving facility at March 31, 2012, with €10,000 available for borrowing.

In February 2012, Clopay do Brazil, a subsidiary of Plastics, borrowed $4,000 at a rate of 104.5% of Brazilian CDI. The loan was used to refinance existing loans and is collateralized by accounts receivable and a 50% guaranty by Plastics. Starting in August 2012, the loan is to be repaid in four equal, semi-annual installments. Clopay do Brazil also maintains a line of credit of approximately $1,900. Interest on borrowings accrue at a rate of Brazilian CDI plus 6.0%. At March 31, 2012 there was approximately $588 borrowed under the line.

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

At March 31, 2012, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements.

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

Griffon substantially concluded its remaining disposal activities for the Installation Services business, discontinued in 2008, in the second quarter of 2009 and does not expect to incur significant expense in the future. Future net cash outflows to satisfy liabilities related to disposal activities accrued at March 31, 2012 are estimated to be $3,334. Certain of Griffon’s subsidiaries are also contingently liable for approximately $568 related to certain facility leases with varying terms through 2012 that were assigned to the respective purchasers of certain of the Installation Services businesses. Griffon does not believe it has a material exposure related to these contingencies.

During the six months ended March 31, 2012 and 2011, Griffon used cash for discontinued operations of $764 and $561, respectively, related to settling remaining Installation Services liabilities.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact, including, without limitation, statements regarding Griffon’s financial position, business strategy and the plans and objectives of Griffon’s management for future operations, are forward-looking statements. Without limiting the generality of the foregoing, in some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “would,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend” or the negative of these expressions or comparable terminology. Such forward-looking statements involve important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, among others: general domestic and international business, financial market and economic conditions; the credit market; the housing market; the results of Griffon’s restructuring and disposal efforts; competitive factors; pricing pressures for resin and steel; capacity and supply constraints; weather patterns; Griffon’s ability to identify and successfully consummate and integrate value-adding acquisition opportunities; the ability of Griffon to remain in compliance with the covenants under its respective credit facilities; and the inherent uncertainties relating to resolution of ongoing legal and environmental matters from time to time. Additional important factors that could cause the statements made in this Quarterly Report on Form 10-Q or the actual results of operations or financial condition of Griffon to differ are discussed under the caption “Item 1A. Risk Factors” and “Special Notes Regarding Forward-Looking Statements” in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2011. Some of the factors are also discussed elsewhere in this Quarterly Report on Form 10-Q and have been or may be discussed from time to time in Griffon’s filings with the U.S. Securities and Exchange Commission. Readers are cautioned not to place undue reliance on Griffon’s forward-looking statements. Griffon does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

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

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
(c)

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs

January 1 - 31, 2012	—	$—	—
February 1 - 29, 2012	—	—	—
March 1 - 31, 2012	—	—	—

Total	—	$—	—	$46,339,708

1.

On August 2, 2011, the Company’s Board of Directors authorized the repurchase of up to an additional $50,000,000 of Griffon common stock; as of March 31, 2012, $46,339,708 remained available for the purchase of Griffon common stock under this program.

Griffon’s revolving credit facility, as well as the indenture governing Griffon’s 7.125% Senior Notes due 2018, each contain limitations regarding the making of restricted payments (which include cash dividends and share repurchases).

Item 3	Defaults upon Senior Securities
None

Item 4	Mine Safety Disclosures
Not Applicable

Item 5	Other Information
None

Item 6	Exhibits

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

Date: May 9, 2012

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