Form 10-Q
period 2012-06-30
GRIFFON CORP
filed 2012-08-03
CIK 50725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 61,332,222 shares of Common Stock as of July 31, 2012.

Part I – Financial Information
Item 1 – Financial Statements
GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited) At June 30, 2012	At September 30, 2011

CURRENT ASSETS
Cash and equivalents	$171,912	$243,029
Accounts receivable, net of allowances of $5,212 and $6,072	261,854	267,471
Contract costs and recognized income not yet billed, net of progress payments of $1,969 and $9,697	65,537	74,737
Inventories, net	269,878	263,809
Prepaid and other current assets	49,897	48,828
Assets of discontinued operations	1,303	1,381

Total Current Assets	820,381	899,255
PROPERTY, PLANT AND EQUIPMENT, net	357,627	350,050
GOODWILL	357,916	357,888
INTANGIBLE ASSETS, net	230,176	223,189
OTHER ASSETS	27,812	31,197
ASSETS OF DISCONTINUED OPERATIONS	2,974	3,675

Total Assets	$1,796,886	$1,865,254

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$17,581	$25,164
Accounts payable	145,608	186,290
Accrued liabilities	94,671	99,631
Liabilities of discontinued operations	3,077	3,794

Total Current Liabilities	260,937	314,879
LONG-TERM DEBT, net of debt discount of $17,406 and $19,693	685,355	688,247
OTHER LIABILITIES	193,523	204,434
LIABILITIES OF DISCONTINUED OPERATIONS	4,033	5,786

Total Liabilities	1,143,848	1,213,346
COMMITMENTS AND CONTINGENCIES - See Note 19
SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	653,038	651,908

Total Liabilities and Shareholders’ Equity	$1,796,886	$1,865,254

GRIFFON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

							ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE		TREASURY SHARES			DEFERRED ESOP & OTHER COMPENSATION
				RETAINED EARNINGS
(in thousands)	SHARES	PAR VALUE			SHARES	COST			Total

Balance at 9/30/2011	76,184	$19,046	$471,928	$424,153	14,434	$(231,699)	$(7,724)	$(23,796)	$651,908

Net income	—	—	—	13,563	—	—	—	—	13,563
Dividend	—	—	—	(3,564)	—	—	—	—	(3,564)
Tax effect from exercise/vesting of equity awards, net	—	—	(223)	—	—	—	—	—	(223)
Amortization of deferred compensation	—	—	—	—	—	—	—	1,399	1,399
Common stock acquired	—	—	—	—	701	(5,670)	—	—	(5,670)
Restricted stock awards granted, net	355	88	(88)	—	—	—	—	—	—
ESOP allocation of common stock	—	—	(57)	—	—	—	—	—	(57)
Stock-based compensation	—	—	7,599	—	—	—	—	—	7,599
Translation of foreign financial statements	—	—	—	—	—	—	(13,479)	—	(13,479)
Pension OCI, net of tax	—	—	—	—	—	—	1,562	—	1,562

Balance at 6/30/2012	76,539	$19,134	$479,159	$434,152	15,135	$(237,369)	$(19,641)	$(22,397)	$653,038

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,

	2012	2011	2012	2011

Revenue	$480,246	$455,282	$1,413,709	$1,345,813
Cost of goods and services	364,601	356,113	1,092,555	1,057,642

Gross profit	115,645	99,169	321,154	288,171

Selling, general and administrative expenses	87,443	82,045	256,661	246,853
Restructuring and other related charges	—	2,118	1,795	4,723

Total operating expenses	87,443	84,163	258,456	251,576

Income from operations	28,202	15,006	62,698	36,595

Other income (expense)
Interest expense	(12,932)	(12,569)	(39,000)	(35,111)
Interest income	77	106	225	272
Loss from debt extinguishment, net	—	—	—	(26,164)
Other, net	(354)	145	723	3,407

Total other income (expense)	(13,209)	(12,318)	(38,052)	(57,596)

Income (loss) before taxes	14,993	2,688	24,646	(21,001)
Provision (benefit) for income taxes	5,945	(2,184)	11,083	(10,192)

Net income (loss)	$9,048	$4,872	$13,563	$(10,809)

Basic earnings (loss) per common share	$0.16	$0.08	$0.24	$(0.18)

Weighted-average shares outstanding	56,034	59,606	56,032	59,387

Diluted earnings (loss) per common share	$0.16	$0.08	$0.24	$(0.18)

Weighted-average shares outstanding	57,495	60,525	57,311	59,387

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended June 30,

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$13,563	$(10,809)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	48,668	45,078
Fair value write-up of acquired inventory sold	—	15,152
Stock-based compensation	7,599	6,767
Provision for losses on accounts receivable	532	734
Amortization/write-off of deferred financing costs and debt discounts	4,497	5,203
Loss from debt extinguishment, net	—	26,164
Deferred income taxes	(1,185)	(3,550)
(Gain) loss on sale/disposal of assets	59	(240)
Change in assets and liabilities, net of assets and liabilities acquired:
Decrease in accounts receivable and contract costs and recognized income not yet billed	10,601	1,243
Increase in inventories	(4,171)	(19,994)
Increase in prepaid and other assets	(3,970)	(2,243)
Decrease in accounts payable, accrued liabilities and income taxes payable	(49,574)	(51,075)
Other changes, net	3,728	625

Net cash provided by operating activities	30,347	13,055
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(57,695)	(64,974)
Acquired business, net of cash acquired	(22,432)	(855)
Change in funds restricted for capital projects	—	3,875
Proceeds from sale of assets	281	1,333

Net cash used in investing activities	(79,846)	(60,621)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend	(3,564)	—
Purchase of shares for treasury	(5,670)	—
Proceeds from issuance of long-term debt	4,000	640,963
Payments of long-term debt	(14,563)	(495,209)
Change in short-term borrowings	(1,262)	12,730
Financing costs	(97)	(21,343)
Purchase of ESOP shares	—	(15,674)
Exercise of stock options	—	20
Tax effect from exercise/vesting of equity awards, net	834	2,334
Other, net	67	22

Net cash provided by (used in) financing activities	(20,255)	123,843
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities	(1,690)	(829)

Net cash used in discontinued operations	(1,690)	(829)
Effect of exchange rate changes on cash and equivalents	327	1,304

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(71,117)	76,752
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	243,029	169,802

CASH AND EQUIVALENTS AT END OF PERIOD	$171,912	$246,554

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

Griffon currently conducts its operations through three segments:

•	Home & Building Products (“HBP”) consists of two companies, Ames True Temper, Inc. (“ATT”) and Clopay Building Products Company, Inc. (“CBP”):

	-	ATT is a global provider of non-powered landscaping products that make work easier for homeowners and professionals.

	-	CBP is a leading manufacturer and marketer of residential, commercial and industrial garage doors to professional installing dealers and major home center retail chains.

•

Telephonics Corporation (“Telephonics”) designs, develops and manufactures high-technology integrated information, communication and sensor system solutions to military and commercial markets worldwide.

•

Clopay Plastic Products Company, Inc. (“Plastics”) is an international leader in the development and production of embossed, laminated and printed specialty plastic films used in a variety of hygienic, health-care and industrial applications.

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

The fair values of Griffon’s 2018 senior notes, and 2017 and 2023 4% convertible notes approximated $556,000, $91,000 and $532, respectively, on June 30, 2012. Fair values were based upon quoted market prices (level 1 inputs).

Insurance contracts with a value of $4,213 and trading securities with a value of $290 at June 30, 2012 are measured and recorded at fair value based upon quoted prices in active markets for identical assets (level 1 inputs).

Items Measured at Fair Value on a Recurring Basis

At June 30, 2012, Griffon had $1,250 of Australian dollar contracts at a weighted average rate of $0.97. The contracts, which protect Australia operations from currency fluctuations for U.S. dollar based purchases, do not qualify for hedge accounting. A fair value gain of $15 and $55 was recorded in other assets and to other income for the outstanding contracts, based on similar contract values (level 2 inputs), for the three and nine months ended June 30, 2012, respectively. The contracts expire in 30 to 90 days.

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

The following table summarizes the fair values of the assets acquired as of the date of the acquisition and the amounts assigned to goodwill and intangible asset classifications:

Inventory	$3,673
PP&E	416
Goodwill	4,655
Amortizable intangible assets	11,077
Indefinite life intangible assets	2,611

Total assets acquired	$22,432

The amounts assigned to goodwill and major intangible asset classifications, all of which are tax deductible, for the Southern Patio acquisition are as follows:

		Amortization Period (Years)

Goodwill	$4,655	N/A
Tradenames	2,611	Indefinite
Customer relationships	11,077	25

	$18,343

NOTE 4 – INVENTORIES

Inventories, stated at the lower of cost (first-in, first-out or average) or market, were comprised of the following:

	At June 30, 2012	At September 30, 2011

Raw materials and supplies	$69,047	$76,563
Work in process	73,347	66,585
Finished goods	127,484	120,661

Total	$269,878	$263,809

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment were comprised of the following:

	At June 30, 2012	At September 30, 2011

Land, building and building improvements	$123,641	$126,340
Machinery and equipment	613,528	571,414
Leasehold improvements	34,058	32,867

	771,227	730,621
Accumulated depreciation and amortization	(413,600)	(380,571)

Total	$357,627	$350,050

Depreciation and amortization expense for property, plant and equipment was $14,826 and $13,714 for the quarters ended June 30, 2012 and 2011, respectively, and $42,597 and $39,173 for the nine months ended June 30, 2012 and 2011, respectively.

No event or indicator of impairment occurred during the three and nine months ended June 30, 2012, which would require additional impairment testing of property, plant and equipment.

NOTE 6 – GOODWILL AND OTHER INTANGIBLES

The following table provides the changes in carrying value of goodwill by segment during the nine months ended June 30, 2012:

	At September 30, 2011	Goodwill from 2012 acquisitions	Other adjustments including currency translations	At June 30, 2012

Home & Building Products	$265,147	$4,655	$—	$269,802
Telephonics	18,545	—	—	18,545
Plastics	74,196	—	(4,627)	69,569

Total	$357,888	$4,655	$(4,627)	$357,916

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	At June 30, 2012			At September 30, 2011

	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization

Customer relationships	$165,576	$19,126	25	$155,602	$13,862
Unpatented technology	6,495	2,188	11	6,534	1,749

Total amortizable intangible assets	172,071	21,314		162,136	15,611
Trademarks	79,419	—		76,664	—

Total intangible assets	$251,490	$21,314		$238,800	$15,611

Amortization expense for intangible assets subject to amortization was $2,006 and $1,987 for the quarters ended June 30, 2012 and 2011, respectively, and $6,071 and $5,905 for the nine months ended June 30, 2012 and 2011, respectively. The amortizable intangibles acquired in the Southern Patio acquisition will increase amortization in 2012 and forward by approximately $440 per year.

During the nine months ended June 30, 2012, there were changes in management at both Plastics and Telephonics. Management performed a qualitative assessment as to whether these changes affected these reporting units’ carrying value and concluded that it was more likely than not that the fair value of the units continue to be greater than their respective carrying values.

NOTE 7 – INCOME TAXES

The tax rate for the current quarter was a provision of 39.7%, compared to a benefit of 81.3% in the prior year quarter. The current quarter’s rate reflects the benefit from the release of previously established reserves for uncertain tax positions on conclusion of certain tax audits. The prior year effective rate included benefits arising on the filing of the tax returns in various jurisdictions and the impact of tax planning initiatives related to unremitted foreign earnings. Excluding discrete items, the current quarter’s rate was 50.5%, which reflects the impact of permanent differences not deductible in determining taxable income, mainly limited deductibility of restricted stock, as well as the impact of tax reserves and a change in earnings mix between domestic and non-domestic operations. Excluding discrete items, the prior year quarter’s rate was 77.7%, which reflected the combined effects of the nominal pretax income in the quarter with a forecast full year pretax loss for 2011, as well as fluctuations in the full year expected effective tax rate driven by changes in earnings mix between domestic and non-domestic operations.

The tax rate for the nine months ended June 30, 2012 was a provision of 45.0%, compared to a benefit of 48.5% in the prior year. The current year rate reflects the benefit from the release of previously established reserves for uncertain tax positions on conclusion of certain tax audits. The prior year effective rate included benefits arising in connection with the retroactively extended research tax credit signed into law on December 22, 2010, the filing of tax returns in various jurisdictions, and the impact of tax planning initiatives related to unremitted foreign earnings. Excluding discrete items, the current year rate was 51.6%, which reflected the impact of permanent differences that are not deductible in determining taxable income, mainly limited deductibility of restricted stock, as well as the impact of tax reserves and a change in earnings mix between domestic and non-domestic operations. Excluding discrete items, the prior year rate was a benefit of 27.0% and reflected the impact of permanent differences not deductible in determining taxable income as well as the impact of tax reserves and changes in earnings mix.

NOTE 8 – LONG-TERM DEBT

		At June 30, 2012					At September 30, 2011

		Outstanding Balance	Original Issuer Discount	Balance Sheet	Capitalized Fees & Expenses	Coupon Interest Rate	Outstanding Balance	Original Issuer Discount	Balance Sheet	Capitalized Fees & Expenses	Coupon Interest Rate

Senior notes due 2018	(a)	$550,000	$—	$550,000	$9,268	7.125%	$550,000	$—	$550,000	$11,337	7.125%
Revolver due 2016	(a)	—	—	—	2,332	n/a	—	—	—	2,937	n/a
Convert. debt due 2017	(b)	100,000	(17,406)	82,594	2,032	4.000%	100,000	(19,693)	80,307	2,474	4.000%
Real estate mortgages	(c)	14,267	—	14,267	292	n/a	18,233	—	18,233	379	n/a
ESOP Loans	(d)	23,129	—	23,129	34	n/a	24,348	—	24,348	17	n/a
Capital lease - real estate	(e)	10,679	—	10,679	238	5.000%	11,341	—	11,341	257	5.000%
Convert. debt due 2023	(f)	532	—	532	—	4.000%	532	—	532	—	4.000%
Term loan due 2013	(g)	15,194	—	15,194	127	n/a	24,096	—	24,096	201	n/a
Revolver due 2012	(g)	1,266	—	1,266	—	n/a	—	—	—	33	n/a
Foreign line of credit	(h)	1,346	—	1,346	22	n/a	3,780	—	3,780	—	n/a
Foreign term loan	(h)	3,225	—	3,225	—	n/a	—	—	—	—	n/a
Other long term debt	(k)	704	—	704	—		774	—	774	—

Totals		720,342	(17,406)	702,936	$14,345		733,104	(19,693)	713,411	$17,635

less: Current portion		(17,581)	—	(17,581)			(25,164)	—	(25,164)

Long-term debt		$702,761	$(17,406)	$685,355			$707,940	$(19,693)	$688,247

		Three Months Ended June 30, 2012					Three Months Ended June 30, 2011

		Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense	Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense

Senior notes due 2018	(a)	7.4%	$9,797	$—	$406	$10,203	7.1%	$9,780	$—	$412	$10,192
Revolver due 2016	(a)	n/a	440	—	157	597	n/a	—	—	149	149
Convert. debt due 2017	(b)	9.2%	1,000	777	111	1,888	9.2%	1,000	713	111	1,824
Real estate mortgages	(c)	5.6%	142	—	22	164	5.2%	208	—	36	244
ESOP Loans	(d)	3.0%	177	—	2	179	2.9%	123	—	17	140
Capital lease - real estate	(e)	5.3%	136	—	6	142	5.3%	147	—	6	153
Convert. debt due 2023	(f)	4.0%	5	—	—	5	4.0%	5	—	—	5
Term loan due 2013	(g)	3.4%	164	—	21	185	n/a	—	—	72	72
Revolver due 2012	(g)	n/a	—	—	—	—	n/a	44	—	9	53
Foreign line of credit	(h)	15.0%	26	—	—	26	3.7%	34	—	—	34
Foreign term loan	(h)	10.9%	101	—	8	109	n/a	—	—	—	—
Other long term debt	(k)		25	—	—	25		20	—	—	20
Capitalized interest			(591)	—	—	(591)		(317)	—	—	(317)

Totals			$11,422	$777	$733	$12,932		$11,044	$713	$812	$12,569

		Nine Months Ended June 30, 2012					Nine Months Ended June 30, 2011

		Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense	Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense

Senior notes due 2018	(a)	7.4%	$29,391	$—	$1,218	$30,609	7.5%	$11,436	$—	$458	$11,894
Revolver due 2016	(a)	n/a	440	—	466	906	n/a	—	—	172	172
Convert. debt due 2017	(b)	9.2%	3,000	2,286	332	5,618	9.3%	3,000	2,099	332	5,431
Real estate mortgages	(c)	5.6%	436	—	65	501	5.6%	552	—	64	616
ESOP Loans	(d)	3.0%	532	—	4	536	2.5%	170	—	50	220
Capital lease - real estate	(e)	5.3%	417	—	19	436	5.4%	457	—	19	476
Convert. debt due 2023	(f)	4.0%	16	—	—	16	4.0%	16	—	—	16
Term loan due 2013	(g)	4.8%	691	—	66	757	n/a	—	—	73	73
Revolver due 2012	(g)	n/a	61	—	34	95	n/a	54	—	48	102
Foreign line of credit	(h)	9.8%	182	—	—	182	3.8%	42	—	—	42
Foreign term loan	(h)	10.6%	151	—	7	158	n/a	—	—	—	—
Term loan due 2016	(i)	n/a	—	—	—	—	9.5%	13,405	572	838	14,815
Asset based loan	(i)	n/a	—	—	—	—	6.2%	1,076	58	341	1,475
Revolver due 2013	(j)	n/a	—	—	—	—	1.6%	160	—	79	239
Other long term debt	(k)		708	—	—	708		91	—	—	91
Capitalized interest			(1,522)	—	—	(1,522)		(551)	—	—	(551)

Totals			$34,503	$2,286	$2,211	$39,000		$29,908	$2,729	$2,474	$35,111

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

At June 30, 2012, there were $21,516 of standby letters of credit outstanding under the Credit Agreement; $178,484 was available for borrowing at that date.

(b)

On December 21, 2009, Griffon issued $100,000 principal of 4% convertible subordinated notes due 2017 (the “2017 Notes”). The initial conversion rate of the 2017 Notes was 67.0799 shares of Griffon’s common stock per $1,000 principal amount of notes, corresponding to an initial conversion price of $14.91 per share, a 23% conversion premium over the $12.12 closing price on December 15, 2009. When a cash dividend is declared that would result in an adjustment to the conversion ratio of less than 1%, any adjustment to the conversion ratio is deferred until the first to occur of (i) actual conversion, (ii) the 42nd trading day prior to maturity of the notes, and (iii) such time as the cumulative adjustment equals or exceeds 1%. As of September 25, 2012, aggregate dividends of $0.08 per share would result in a cumulative change in the conversion rate of approximately 0.9%. Griffon used 8.75% as the nonconvertible debt-borrowing rate to discount the 2017 Notes and will amortize the debt discount through January 2017. At issuance, the debt component of the 2017 Notes was $75,437 and debt discount was $24,563. At June 30, 2012 and September 30, 2011, the 2017 Notes had a capital in excess of par component, net of tax, of $15,720.

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

(d)

Griffon’s Employee Stock Ownership Plan (“ESOP”) entered into a loan agreement in August 2010 to borrow $20,000 over a one-year period. The proceeds were used to purchase 1,874,737 shares of Griffon common stock in the open market for $19,973. The loan bears interest at a) LIBOR plus 2.5% or b) the lender’s prime rate, at Griffon’s option. In November 2011, Griffon exercised an option to convert the outstanding loan to a five-year term loan; principal is payable in quarterly installments of $250, beginning December 2011, with a balloon payment of $15,223 due at maturity (November 2016). The loan is secured by shares purchased with the proceeds of the loan, and repayment is guaranteed by Griffon. At June 30, 2012, $19,223 was outstanding.

In addition, the ESOP has a loan agreement, guaranteed by Griffon, which requires quarterly principal payments of $156 and interest through the extended expiration date of December 2013 at which time the $3,125 balance of the loan, and any outstanding interest, will be payable. The primary purpose of this loan was to purchase 547,605 shares of Griffon’s common stock in October 2008. The loan is secured by shares purchased with the proceeds of the loan, and repayment is guaranteed by Griffon. The loan bears interest at rates based upon the prime rate or LIBOR. At June 30, 2012, $3,906 was outstanding.

(e)

In October 2006, CBP entered into a capital lease totaling $14,290 for real estate in Troy, Ohio. The lease matures in 2021, bears interest at a fixed rate of 5.1%, is secured by a mortgage on the real estate and is guaranteed by Griffon.

(f)

At June 30, 2012 and September 30, 2011, Griffon had $532 of 4% convertible subordinated notes due 2023 (the “2023 Notes”) outstanding. Holders of the 2023 Notes may require Griffon to repurchase all or a portion of their 2023 Notes on July 18, 2013 and 2018, if Griffon’s common stock price is below the conversion price of the 2023 Notes, as well as upon a change in control. An adjustment to the conversion rate will be required as the result of payment of a cash dividend only if such adjustment would be greater than 1% (or at such time as the cumulative impact on the conversion rate reaches 1% in the aggregate). As of September 25, 2012, aggregate dividends of $0.08 per share would result in a cumulative change in the conversion rate of approximately 0.9%. At June 30, 2012 and September 30, 2011, the 2023 Notes had no capital in excess of par value component as substantially all of these notes were put to Griffon at par and settled in July 2010.

(g)

In November 2010, Clopay Europe GMBH (“Clopay Europe”) entered into a €10,000 revolving credit facility and a €20,000 term loan. The facility accrues interest at Euribor plus 2.1% per annum, and the term loan accrues interest at Euribor plus 2.2% per annum. The revolving facility matures in November 2012, but is renewable upon mutual agreement with the bank. In July 2011, the full €20,000 was drawn on the Term Loan, with a portion of the proceeds used to repay borrowings under the revolving credit facility. The term loan is payable in ten equal quarterly installments which began in September 2011, with maturity in December 2013. Under the term loan, Clopay Europe is required to maintain a certain minimum equity to assets ratio and keep leverage below a certain level, defined as the ratio of total debt to EBITDA. At June 30, 2012, there was €1,000 borrowed on the revolving credit with €9,000 available for borrowing.

(h)

In February 2012, Clopay do Brazil, a subsidiary of Plastics, borrowed $4,000 at a rate of 104.5% of Brazilian CDI. The loan was used to refinance existing loans and is collateralized by accounts receivable and a 50% guaranty by Plastics and is to be repaid in four equal, semi-annual installments of principal plus accrued interest beginning in August 2012. Clopay do Brazil also maintains a line of credit of approximately $1,700. Interest on borrowings accrue at a rate of Brazilian CDI plus 6.0%. At June 30, 2012 there was approximately $1,346 borrowed under the line.

(i)

In connection with the ATT acquisition, Clopay Ames True Temper Holding Corp. (“Clopay Ames”), a subsidiary of Griffon, entered into a $375,000 secured term Loan (“Term Loan”) and a $125,000 asset based lending agreement (“ABL”).

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

(j)

In March 2008, Telephonics entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, pursuant to which the lenders agreed to provide a five-year, revolving credit facility of $100,000 (the “TCA”). The TCA terminated in connection with the Credit Agreement.

(k)	Includes capital leases.

At June 30, 2012, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements.

During the second quarter of 2011, in connection with the termination of the Term Loan, ABL and Telephonics credit agreement, Griffon recorded a $26,164 loss on extinguishment of debt consisting of $21,617 of deferred financing charges and original issuer discounts, a call premium of $3,703 on the Term Loan, and $844 of swap and other breakage costs.

NOTE 9 — SHAREHOLDERS’ EQUITY

During the first, second and third quarters of 2012, the Board of Directors approved three quarterly cash dividends of $0.02 per common share, which were paid on December 27, 2011, March 27, 2012 and June 26, 2012, to holders of common stock as of close of business on November 29, 2011, February 28, 2012 and May 29, 2012, respectively. $1,190 and $3,564 was recorded to retained earnings for the dividend for the three and nine months ended June 30, 2012, respectively. Dividends paid on allocated shares in the ESOP were used to pay down the ESOP loan and were recorded as a reduction in expense. A dividend payable was established for the holders of restricted shares; such payable will be released upon vesting of the underlying restricted shares.

On August 2, 2012, the Board of Directors declared a fourth quarterly cash dividend of $0.02 per share, payable on September 25, 2012 to shareholders of record as of the close of business on August 28, 2012.

Griffon expenses the fair value of equity compensation grants over the related vesting period. Compensation cost related to stock-based awards with graded vesting are amortized using the straight-line attribution method.

In February 2011, shareholders approved the Griffon Corporation 2011 Equity Incentive Plan (“Incentive Plan”) under which awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, deferred shares and other stock-based awards may be granted. Options granted under the Incentive Plan may be either “incentive stock options” or nonqualified stock options, generally expire ten years after the date of grant and must be granted at an exercise price of not less than 100% of the fair market value at the date of grant. The maximum number of shares of common stock available for award under the Incentive Plan is 3,000,000 (600,000 of which may be issued as incentive stock options) plus any shares underlying awards outstanding on the effective date of the Incentive Plan under the 2006 Incentive Plan that are subsequently cancelled or forfeited. As of June 30, 2012, 1,770,509 shares were available for grant.

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

During the second quarter of 2012, Griffon granted 110,000 restricted shares, 82,500 of which are three-year cliff vesting and 27,500 of which vest equally over 3 years; 37,500 of the 110,000 shares are subject to certain performance conditions. The total fair value of these grants is $1,119, or a weighted average fair value of $9.83 per share.

During the third quarter of 2012, Griffon granted 2,000 restricted shares with three-year cliff vesting. The total fair value of these grants is $19, or a weighted average fair value of $9.33 per share.

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

For the three and nine months ended June 30, 2012, stock based compensation expense totaled $2,691 and $7,599, respectively. For the three and nine months ended June 30, 2011, stock based compensation expense totaled $2,120 and $6,767, respectively.

In August 2011, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under this repurchase program, the Company may, from time to time, purchase shares of its common stock, depending upon market conditions, in open market or privately negotiated transactions, including pursuant to a 10b5-1 plan. In the first quarter of 2012, Griffon purchased 283,400 shares of common stock, for a total of $2,351, or $8.29 per share. In the third quarter of 2012, Griffon purchased 417,667 shares of common stock, for a total of $3,320, or $7.95 per share; in total, Griffon has purchased 866,446 shares of common stock, for a total of $6,980, or $8.06 per share, under this repurchase program. $43,020 remains under the $50,000 authorization. Subsequent to June 30, 2012, Griffon purchased 66,199 shares of common stock, for a total of $560, or $8.47 per share.

NOTE 10 – EARNINGS PER SHARE (EPS)

Basic EPS was calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS was calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with stock based compensation. The 2023 Notes and the 2017 Notes were anti-dilutive due to the conversion price being greater than the weighted-average stock price during the periods presented. Due to the net loss during the nine months ended June 30, 2011, the incremental shares from stock based compensation are anti-dilutive.

The following table is a reconciliation of the share amounts (in thousands) used in computing earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2012	2011	2012	2011

Weighted average shares outstanding - basic	56,034	59,606	56,032	59,387
Incremental shares from stock based compensation	1,461	919	1,279	—

Weighted average shares outstanding - diluted	57,495	60,525	57,311	59,387

Anti-dilutive options excluded from diluted EPS computation	963	1,200	1,202	1,200

Anti-dilutive restricted stock excluded from diluted EPS computation	—	850	—	850

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

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,

	2012	2011	2012	2011

REVENUE
Home & Building Products:
ATT	$130,311	$114,144	$362,374	$353,985
CBP	106,910	100,099	309,825	290,840

Home & Building Products	237,221	214,243	672,199	644,825
Telephonics	101,116	103,530	319,621	315,334
Plastics	141,909	137,509	421,889	385,654

Total consolidated net sales	$480,246	$455,282	$1,413,709	$1,345,813

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,

	2012	2011	2012	2011

INCOME (LOSS) BEFORE TAXES
Segment operating profit (loss):
Home & Building Products	$17,482	$13,512	$35,412	$18,820
Telephonics	14,113	9,725	40,171	31,643
Plastics	3,506	(305)	7,879	9,007

Total segment operating profit	35,101	22,932	83,462	59,470
Unallocated amounts	(7,253)	(7,781)	(20,041)	(19,468)
Loss from debt extinguishment, net	—	—	—	(26,164)
Net interest expense	(12,855)	(12,463)	(38,775)	(34,839)

Income (loss) before taxes	$14,993	$2,688	$24,646	$(21,001)

Segment profit before depreciation, amortization, restructuring, fair value write-up of acquired inventory sold and acquisition costs:
Home & Building Products	$25,831	$22,487	$59,434	$59,640
Telephonics	15,886	12,122	46,912	37,457
Plastics	10,117	6,048	27,462	27,065

Total Segment profit before depreciation, amortization, restructuring, fair value write-up of acquired inventory sold and acquisition costs	51,834	40,657	133,808	124,162
Unallocated amounts, less acquisition costs	(7,253)	(7,781)	(20,041)	(19,468)
Loss from debt extinguishment, net	—	—	—	(26,164)
Net interest expense	(12,855)	(12,463)	(38,775)	(34,839)
Segment depreciation and amortization	(16,733)	(15,607)	(48,373)	(44,817)
Restructuring charges	—	(2,118)	(1,795)	(4,723)
Fair value write-up of acquired inventory sold	—	—	—	(15,152)
Acquisition costs	—	—	(178)	—

Income (loss) before taxes	$14,993	$2,688	$24,646	$(21,001)

Unallocated amounts typically include general corporate expenses not attributable to a reportable segment.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,

	2012	2011	2012	2011

DEPRECIATION and AMORTIZATION
Segment:
Home & Building Products	$8,349	$7,460	$23,571	$21,548
Telephonics	1,773	1,794	5,219	5,211
Plastics	6,611	6,353	19,583	18,058

Total segment depreciation and amortization	16,733	15,607	48,373	44,817
Corporate	99	93	295	261

Total consolidated depreciation and amortization	$16,832	$15,700	$48,668	$45,078

CAPITAL EXPENDITURES
Segment:
Home & Building Products	$5,974	$4,855	$20,547	$18,630
Telephonics	4,462	3,854	8,246	5,992
Plastics	7,037	14,415	28,811	40,031

Total segment	17,473	23,124	57,604	64,653
Corporate	17	113	91	321

Total consolidated capital expenditures	$17,490	$23,237	$57,695	$64,974

			At June 30, 2012	At September 30, 2011

ASSETS
Segment assets:
Home & Building Products			$963,998	$972,714
Telephonics			253,709	288,968
Plastics			425,447	450,452

Total segment assets			1,643,154	1,712,134
Corporate			149,455	148,064

Total continuing assets			1,792,609	1,860,198
Assets of discontinued operations			4,277	5,056

Consolidated total			$1,796,886	$1,865,254

NOTE 12 – COMPREHENSIVE INCOME

Comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2012	2011	2012	2011

Net income (loss)	$9,048	$4,872	$13,563	$(10,809)

Foreign currency translation adjustment	(18,527)	8,664	(13,479)	25,130
Pension other comprehensive income amortization, net of tax	523	426	1,562	1,277

Comprehensive income (loss)	$(8,956)	$13,962	$1,646	$15,598

NOTE 13 – DEFINED BENEFIT PENSION EXPENSE

Defined benefit pension expense was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2012	2011	2012	2011

Service cost	$46	$88	$150	$263
Interest cost	2,652	2,792	7,988	8,370
Expected return on plan assets	(2,918)	(2,843)	(8,782)	(8,524)
Amortization:
Prior service cost	84	84	252	252
Recognized actuarial loss	718	571	2,154	1,713

Net periodic expense	$582	$692	$1,762	$2,074

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

NOTE 15 – DISCONTINUED OPERATIONS

The following amounts related to the Installation Services segment, discontinued in 2008, have been segregated from Griffon’s continuing operations and are reported as assets and liabilities of discontinued operations in the condensed consolidated balance sheets:

	At June 30, 2012	At September 30, 2011

Assets of discontinued operations:
Prepaid and other current assets	$1,303	$1,381
Other long-term assets	2,974	3,675

Total assets of discontinued operations	$4,277	$5,056

Liabilities of discontinued operations:
Accrued liabilities, current	$3,077	$3,794
Other long-term liabilities	4,033	5,786

Total liabilities of discontinued operations	$7,110	$9,580

There was no Installation Services’ operating unit revenue or income for the three and nine months ended June 30, 2012 or 2011.

NOTE 16 – RESTRUCTURING AND OTHER RELATED CHARGES

In June 2009, Griffon announced plans to consolidate facilities in CBP. These actions were completed in 2011, consistent with the plan. In completing the consolidation plan, CBP incurred total pre-tax exit and restructuring costs approximating $9,031, substantially all of which was cash charges; charges include $1,160 for one-time termination benefits and other personnel costs, $210 for excess facilities and related costs, and $7,661 for other exit costs, primarily in connection with production realignment, and had $10,365 of capital expenditures. The restructuring costs in the three and nine months ended June 30, 2011 were $955 and $3,437, respectively.

ATT recognized nil and $273, respectively, for the three and nine months ended June 30, 2012, and $560 and $683, respectively, for the three and nine months ended June 30, 2011, in restructuring and other related charges, primarily related to a facility and related one-time termination costs.

In the first quarter of 2012, Telephonics recognized $1,522 of restructuring and other related charges, primarily for one-time termination benefits and other personnel costs in conjunction with changes to its organizational structure. In the prior year quarter, Telephonics recognized $603 of restructuring and other related charges related to costs incurred in connection with the consolidation of the management of its Electronic Systems and Communications Systems operating units; such charges were all personnel related.

A summary of the restructuring and other related charges included in the line item “Restructuring and other related charges” in the Consolidated Statements of Operations recognized was as follows:

	Workforce Reduction	Facilities & Exit Costs	Other Related Costs	Total

Amounts incurred in:
Quarter ended December 31, 2010	$239	$791	$363	$1,393
Quarter ended March 31, 2011	61	470	681	1,212
Quarter ended June 30, 2011	1,134	450	534	2,118

Nine months ended June 30, 2011	$1,434	$1,711	$1,578	$4,723

Quarter ended December 31, 2011	$1,538	$257	$—	$1,795
Quarter ended March 31, 2012	—	—	—	—
Quarter ended June 30, 2012	—	—	—	—

Nine months ended June 30, 2012	$1,538	$257	$—	$1,795

At June 30, 2012, the accrued liability for the restructuring and related charges consisted of:

	Workforce Reduction	Facilities & Exit Costs	Other Related Costs	Total

Accrued liability at September 30, 2011	$2,657	$—	$—	$2,657
Charges	1,538	257	—	1,795
Payments	(3,205)	(235)	—	(3,440)

Accrued liability at June 30, 2012	$990	$22	$—	$1,012

NOTE 17 – OTHER INCOME

For the quarters ended June 30, 2012 and 2011, Other income included net foreign exchange gain (loss) of ($707) and $24, respectively, and $38 and $311, respectively, of investment expense.

For the nine months ended June 30, 2012 and 2011, Other income included net foreign exchange loss of $1,375 and $3, respectively, and $134 and $996, respectively, of investment income.

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

Changes in Griffon’s warranty liability, included in Accrued liabilities, were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2012	2011	2012	2011

Balance, beginning of period	$10,356	$6,513	$7,963	$6,719
Warranties issued and charges in estimated pre-existing warranties	579	1,154	5,525	2,830
Actual warranty costs incurred	(1,174)	(988)	(3,727)	(2,870)

Balance, end of period	$9,761	$6,679	$9,761	$6,679

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

Improper Advertisement Claim involving UnionTools Products. Since December 2004, a customer of ATT has been named in various litigation matters relating to certain UnionTools products. The plaintiffs in those litigation matters have asserted causes of action against the customer of ATT for improper advertisement to end consumers. The allegations suggest that advertisements led the consumers to believe that Union Tools’ hand tools were wholly manufactured within boundaries of the United States. The complaints assert various causes of action against the customer of ATT under federal and state law, including common law fraud. At some point, likely once the litigation against the customer of ATT ends, the customer may seek indemnity (including recovery of its legal fees and costs) against ATT for an unspecified amount. Presently, ATT cannot estimate the amount of loss, if any, if the customer were to seek legal recourse against ATT.

Department of Environmental Conservation of New York State, regarding Frankfort, NY site. During fiscal 2009, an underground fuel tank with surrounding soil contamination was discovered at the Frankfort, N.Y. site which is the result of historical facility operations prior to ATT’s ownership. While ATT was actively working with the DEC and the New York State Department of Health to define remediation requirements relative to the underground fuel tank, the DEC took the position that ATT was responsible to remediate other types of contamination on the site. After negotiations with the DEC, on August 15, 2011, ATT executed an Order on Consent with the DEC. The Order is without admission or finding of liability or acknowledgement that there has been a release of hazardous substances at the site. Importantly, the Order does not waive any rights that ATT has under a 1991 Consent Judgment entered into between the DEC and a predecessor of ATT relating to the site. The Order requires that ATT identify Areas of Concern at the site, and formulate a strategy to investigate and remedy both on and off site conditions in compliance with applicable environmental law. At the conclusion of the remedy phase of the remediation to the satisfaction of the DEC, the DEC will issue a Certificate of Completion. On September 26, 2011 ATT submitted a Records Search Report to DEC and on October 24, 2011 filed the draft Remedial Investigation Work Plan (“RIWP”) completing the first two steps under the Order. DEC responded to ATT’s draft work plan and requested that ATT submit an amended work plan reflecting certain changes. On June 1, 2012, ATT submitted to DEC a revised RIWP and Proposed Interim Remedial Measure Work Plan (“IRM”) for the demolition of various buildings at the site. DEC is currently reviewing both submissions.

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

NOTE 20 — CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the domestic assets of Clopay Building Products Company, Inc., Clopay Plastic Products Company, Inc., Telephonics Corporation, Ames True Temper, Inc. and ATT Southern, Inc. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act of 1933, presented below are condensed consolidating financial information as of June 30, 2012 and September 30, 2011 and for the three and nine months ended June 30, 2012 and 2011. The financial information may not necessarily be indicative of results of operations or financial position had the guarantor companies or non-guarantor companies operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly-owned subsidiaries accounted for under the equity method. On June 29, 2012, ATT Southern, Inc. was added as a guarantor. On June 30, 2012, to allocate debt related to operations, three guarantors entered into intercompany debt agreements with a non-guarantor to borrow a total of $491,372.

CONDENSED CONSOLIDATING BALANCE SHEETS
At June 30, 2012

($ in thousands)	Parent Company	Guarantor Companies	Non- Guarantor Companies	Elimination	Consolidation

CURRENT ASSETS
Cash and equivalents	$103,616	$26,554	$41,742	$—	$171,912
Accounts receivable, net of allowances	—	206,645	79,198	(23,989)	261,854
Contract costs and recognized income not yet billed, net of progress payments	—	62,831	2,706	—	65,537
Inventories, net	—	200,239	69,639	—	269,878
Prepaid and other current assets	3,705	25,861	17,934	2,397	49,897
Assets of discontinued operations	—	—	1,303	—	1,303

Total Current Assets	107,321	522,130	212,522	(21,592)	820,381

PROPERTY, PLANT AND EQUIPMENT, net	1,248	243,476	112,903	—	357,627
GOODWILL	—	288,147	69,769	—	357,916
INTANGIBLE ASSETS, net	—	165,704	64,472	—	230,176
INTERCOMPANY RECEIVABLE	529,568	644,257	578,408	(1,752,233)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	2,183,293	564,451	2,653,970	(5,401,714)	—
OTHER ASSETS	49,644	57,219	8,147	(87,198)	27,812
ASSETS OF DISCONTINUED OPERATIONS	—	—	2,974	—	2,974

Total Assets	$2,871,074	$2,485,384	$3,703,165	$(7,262,737)	$1,796,886

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$1,624	$1,022	$14,935	$—	$17,581
Accounts payable and accrued liabilities	38,737	160,731	62,403	(21,592)	240,279
Liabilities of discontinued operations	—	—	3,077	—	3,077

Total Current Liabilities	40,361	161,753	80,415	(21,592)	260,937

LONG-TERM DEBT, net of debt discounts	654,630	10,042	20,683	—	685,355
INTERCOMPANY PAYABLES	—	605,308	1,146,925	(1,752,233)	—
OTHER LIABILITIES	74,335	181,013	25,373	(87,198)	193,523
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	4,033	—	4,033

Total Liabilities	769,326	958,116	1,277,429	(1,861,023)	1,143,848

SHAREHOLDERS’ EQUITY	2,101,748	1,527,268	2,425,736	(5,401,714)	653,038

Total Liabilities and Shareholders’ Equity	$2,871,074	$2,485,384	$3,703,165	$(7,262,737)	$1,796,886

CONDENSED CONSOLIDATING BALANCE SHEETS
At September 30, 2011

($ in thousands)	Parent Company	Guarantor Companies	Non- Guarantor Companies	Elimination	Consolidation

CURRENT ASSETS
Cash and equivalents	$178,448	$15,164	$49,417	$—	$243,029
Accounts receivable, net of allowances	—	190,986	76,485	—	267,471
Contract costs and recognized income not yet billed, net of progress payments	—	73,755	982	—	74,737
Inventories, net	—	194,355	69,454	—	263,809
Prepaid and other current assets	1,839	40,436	1,913	4,640	48,828
Assets of discontinued operations	—	—	1,381	—	1,381

Total Current Assets	180,287	514,696	199,632	4,640	899,255

PROPERTY, PLANT AND EQUIPMENT, net	1,402	224,193	124,455	—	350,050
GOODWILL	—	283,491	74,397	—	357,888
INTANGIBLE ASSETS, net	—	155,242	67,947	—	223,189
INTERCOMPANY RECEIVABLE	449,112	278,344	98,953	(826,409)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	2,844,527	746,686	2,397,258	(5,988,471)	—
OTHER ASSETS	54,354	49,771	14,270	(87,198)	31,197
ASSETS OF DISCONTINUED OPERATIONS	—	—	3,675	—	3,675

Total Assets	$3,529,682	$2,252,423	$2,980,587	$(6,897,438)	$1,865,254

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$5,375	$4,350	$15,439	$—	$25,164
Accounts payable and accrued liabilities	36,765	199,742	44,774	4,640	285,921
Liabilities of discontinued operations	—	—	3,794	—	3,794

Total Current Liabilities	42,140	204,092	64,007	4,640	314,879

LONG-TERM DEBT, net of debt discounts	649,812	10,794	27,641	—	688,247
INTERCOMPANY PAYABLES	—	89,198	737,211	(826,409)	—
OTHER LIABILITIES	79,655	172,203	39,774	(87,198)	204,434
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	5,786	—	5,786

Total Liabilities	771,607	476,287	874,419	(908,967)	1,213,346

SHAREHOLDERS’ EQUITY	2,758,075	1,776,136	2,106,168	(5,988,471)	651,908

Total Liabilities and Shareholders’ Equity	$3,529,682	$2,252,423	$2,980,587	$(6,897,438)	$1,865,254

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2012

($ in thousands)	Parent Company	Guarantor Companies	Non- Guarantor Companies	Elimination	Consolidation

Revenue	$—	$375,836	$120,457	$(16,047)	$480,246
Cost of goods and services	—	270,653	104,030	(10,082)	364,601

Gross profit	—	105,183	16,427	(5,965)	115,645

Selling, general and administrative expenses	5,420	72,300	15,405	(5,682)	87,443

Total operating expenses	5,420	72,300	15,405	(5,682)	87,443

Income (loss) from operations	(5,420)	32,883	1,022	(283)	28,202

Other income (expense)
Interest income (expense), net	(3,801)	(6,094)	(2,960)	—	(12,855)
Other, net	(40)	2,761	(2,613)	(462)	(354)

Total other income (expense)	(3,841)	(3,333)	(5,573)	(462)	(13,209)

Income (loss) before taxes	(9,261)	29,550	(4,551)	(745)	14,993
Provision (benefit) for income taxes	(4,824)	10,604	165	—	5,945

Income (loss) before equity in net income of subsidiaries	(4,437)	18,946	(4,716)	(745)	9,048
Equity in net income (loss) of subsidiaries	14,231	(4,694)	18,947	(28,484)	—

Net income (loss)	$9,794	$14,252	$14,231	$(29,229)	$9,048

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2011

($ in thousands)	Parent Company	Guarantor Companies	Non- Guarantor Companies	Elimination	Consolidation

Revenue	$—	$344,229	$121,993	$(10,940)	$455,282
Cost of goods and services	—	255,237	112,185	(11,309)	356,113

Gross profit	—	88,992	9,808	369	99,169

Selling, general and administrative expenses	6,285	62,190	13,663	(93)	82,045
Restructuring and other related charges	—	2,016	102	—	2,118

Total operating expenses	6,285	64,206	13,765	(93)	84,163

Income (loss) from operations	(6,285)	24,786	(3,957)	462	15,006

Other income (expense)
Interest income (expense), net	(3,600)	2,667	(11,530)	—	(12,463)
Other, net	(1,349)	7,139	(5,706)	61	145

Total other income (expense)	(4,949)	9,806	(17,236)	61	(12,318)

Income (loss) before taxes	(11,234)	34,592	(21,193)	523	2,688
Provision (benefit) for income taxes	(8,708)	10,254	(3,730)	—	(2,184)

Income (loss) before equity in net income of subsidiaries	(2,526)	24,338	(17,463)	523	4,872
Equity in net income of subsidiaries	6,875	(12,237)	24,338	(18,976)	—

Net income (loss)	$4,349	$12,101	$6,875	$(18,453)	$4,872

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Nine Months Ended June 30, 2012

($ in thousands)	Parent Company	Guarantor Companies	Non- Guarantor Companies	Elimination	Consolidation

Revenue	$—	$1,077,454	$379,617	$(43,362)	$1,413,709
Cost of goods and services	—	804,521	325,917	(37,883)	1,092,555

Gross profit	—	272,933	53,700	(5,479)	321,154

Selling, general and administrative expenses	14,665	200,474	47,389	(5,867)	256,661
Restructuring and other related charges	—	1,779	16	—	1,795

Total operating expenses	14,665	202,253	47,405	(5,867)	258,456

Income (loss) from operations	(14,665)	70,680	6,295	388	62,698

Other income (expense)
Interest income (expense), net	(10,545)	(18,156)	(10,074)	—	(38,775)
Other, net	135	8,350	(6,376)	(1,386)	723

Total other income (expense)	(10,410)	(9,806)	(16,450)	(1,386)	(38,052)

Income (loss) before taxes	(25,075)	60,874	(10,155)	(998)	24,646
Provision (benefit) for income taxes	(12,583)	23,401	265	—	11,083

Income (loss) before equity in net income of subsidiaries	(12,492)	37,473	(10,420)	(998)	13,563
Equity in net income (loss) of subsidiaries	27,053	(10,296)	37,473	(54,230)	—

Net income (loss)	$14,561	$27,177	$27,053	$(55,228)	$13,563

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Nine Months Ended June 30, 2011

($ in thousands)	Parent Company	Guarantor Companies	Non- Guarantor Companies	Elimination	Consolidation

Revenue	$—	$1,013,130	$361,365	$(28,682)	$1,345,813
Cost of goods and services	—	778,650	308,669	(29,677)	1,057,642

Gross profit	—	234,480	52,696	995	288,171

Selling, general and administrative expenses	16,848	187,151	43,103	(249)	246,853
Restructuring and other related charges	—	4,498	225	—	4,723

Total operating expenses	16,848	191,649	43,328	(249)	251,576

Income (loss) from operations	(16,848)	42,831	9,368	1,244	36,595

Other income (expense)
Interest income (expense), net	(8,997)	4,366	(30,208)	—	(34,839)
Loss from debt extinguishment, net	—	(397)	(25,767)	—	(26,164)
Other, net	(42)	4,908	(738)	(721)	3,407

Total other income (expense)	(9,039)	8,877	(56,713)	(721)	(57,596)

Income (loss) before taxes	(25,887)	51,708	(47,345)	523	(21,001)
Provision (benefit) for income taxes	(14,594)	21,471	(17,069)	—	(10,192)

Income (loss) before equity in net income of subsidiaries	(11,293)	30,237	(30,276)	523	(10,809)
Equity in net income (loss) of subsidiaries	(39)	2,122	30,237	(32,320)	—

Net income (loss)	$(11,332)	$32,359	$(39)	$(31,797)	$(10,809)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months Ended June 30, 2012

($ in thousands)	Parent Company	Guarantor Companies	Non- Guarantor Companies	Elimination	Consolidation

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,561	$27,177	$27,053	$(55,228)	$13,563

Net cash provided by (used in) operating activities	(52,122)	48,597	33,874	(2)	30,347

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(91)	(51,582)	(6,022)	—	(57,695)
Acquired business, net of cash acquired	—	(22,432)	—	—	(22,432)
Intercompany distributions	10,000	(10,000)	—	—	—
Proceeds from sale of investment	—	183	98	—	281

Net cash provided by (used in) investing activities	9,909	(83,831)	(5,924)	—	(79,846)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(5,670)	—	—	—	(5,670)
Proceeds from issuance of long-term debt	—	491,372	4,000	(491,372)	4,000
Payments of long-term debt	(1,219)	(4,101)	(9,243)	—	(14,563)
Decrease in short-term borrowings	—	—	(1,262)	—	(1,262)
Intercompany debt	(23,000)	—	(468,372)	491,372	—
Financing costs	(65)	—	(32)	—	(97)
Tax effect from exercise/vesting of equity awards, net	834	—	—	—	834
Dividend	(3,564)	(219,516)	219,516	—	(3,564)
Other, net	67	(221,132)	221,132	—	67

Net cash provided by (used in) financing activities	(32,617)	46,623	(34,261)	—	(20,255)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities	—	—	(1,690)	—	(1,690)

Net cash used in discontinued operations	—	—	(1,690)	—	(1,690)

Effect of exchange rate changes on cash and equivalents	—	—	325	2	327

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(74,830)	11,389	(7,676)	—	(71,117)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	178,448	15,164	49,417	—	243,029

CASH AND EQUIVALENTS AT END OF PERIOD	$103,618	$26,553	$41,741	$—	$171,912

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2011

($ in thousands)	Parent Company	Guarantor Companies	Non- Guarantor Companies	Elimination	Consolidation

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(11,332)	$32,359	$(39)	$(31,797)	$(10,809)

Net cash provided by (used in) operating activities	21,279	35,824	(44,048)	—	13,055

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(321)	(36,400)	(28,253)	—	(64,974)
Acquired business, net of cash acquired	—	(1,066)	211	—	(855)
Intercompany distributions	10,000	(10,000)	—	—	—
Funds restricted for capital projects	—	3,875	—	—	3,875
Proceeds from sale of investment	—	—	1,333	—	1,333
Increase in equipment lease deposits	—	—	—	—	—

Net cash provided by (used in) investing activities	9,679	(43,591)	(26,709)	—	(60,621)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	565,673	—	75,290	—	640,963
Payments of long-term debt	(469)	(30,850)	(463,890)	—	(495,209)
Decrease in short-term borrowings	—	—	12,730	—	12,730
Intercompany debt	(468,372)	—	468,372	—	—
Financing costs	(14,354)	—	(6,989)	—	(21,343)
Purchase of ESOP shares	(15,673)	—	(1)	—	(15,674)
Exercise of stock options	20	—	—	—	20
Tax benefit from vesting of restricted stock	2,334	—	—	—	2,334
Other, net	22	11,415	(11,415)	—	22

Net cash provided by (used in) financing activities	69,181	(19,435)	74,097	—	123,843

Net cash used in discontinued operations	—	—	(829)	—	(829)

Effect of exchange rate changes on cash and equivalents	—	—	1,304	—	1,304

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	100,139	(27,202)	3,815	—	76,752
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	74,600	57,113	38,089	—	169,802

CASH AND EQUIVALENTS AT END OF PERIOD	$174,739	$29,911	$41,904	$—	$246,554

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

Griffon currently conducts its operations through three segments:

•	Home & Building Products (“HBP”) consists of two companies, Ames True Temper, Inc. (“ATT”) and Clopay Building Products Company, Inc. (“CBP”):

	-	ATT is a global provider of non-powered landscaping products that make work easier for homeowners and professionals.

	-	CBP is a leading manufacturer and marketer of residential, commercial and industrial garage doors to professional installing dealers and major home center retail chains.

•

Telephonics Corporation (“Telephonics”) designs, develops and manufactures high-technology integrated information, communication and sensor system solutions to military and commercial markets worldwide.

•

Clopay Plastic Products Company, Inc. (“Plastics”) is an international leader in the development and production of embossed, laminated and printed specialty plastic films used in a variety of hygienic, health-care and industrial applications.

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

OVERVIEW

Revenue for the quarter ended June 30, 2012 was $480,246, compared to $455,282 in the prior year quarter. Net income was $9,048 or $0.16 per share, compared to $4,872 or $0.08 per share, in the prior year quarter.

The current year quarter included a discrete tax benefit of $1,626, or $0.03 per share.

The prior year quarter included:
-	Restructuring charges of $2,118 ($1,377, net of tax or $0.02 per share); and
-	Discrete tax benefits and the quarter impact for updates to the annual effective rate, net, of $3,077 or $0.05 per share.

Excluding these items from the respective quarters, net income would have been $7,422 or $0.13 per share in the current quarter compared to $3,172 or $0.05 per share in the prior year quarter.

Revenue for the nine months ended June 30, 2012 was $1,413,709, compared to $1,345,813 in the prior year. Net income was $13,563 or $0.24 per share, compared to a loss of $10,809 or $0.18 per share, in the prior year. Results for the nine months ended June 30, 2012 results included:

-	Restructuring and related charges of $1,795 ($1,167, net of tax or $0.02 per share);
-	Acquisition costs of $178 ($116, net of tax or $0.00 per share): and
-	Discrete tax benefits of $1,626 or $0.03 per share.

Results for the nine months ended June 30, 2011 included:
-	Charges related to debt extinguishment of $26,164 ($16,813, net of tax or $0.28 per share);
-	Increased cost of goods related to the sale of inventory recorded at fair value in connection with acquisition accounting for ATT of $15,152 ($9,849, net of tax or $0.17 per share);
-	Restructuring charges of $4,723 ($3,070, net of tax or $0.05 per share); and
-	Discrete tax benefits of $4,513 or $0.08 per share.

Excluding these items from both periods, Net income would have been $13,220 or $0.23 per share, compared to $14,410 or $0.24 per share in the prior year.

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

GRIFFON CORPORATION AND SUBSIDIARIES
RECONCILIATION OF INCOME (LOSS) TO ADJUSTED INCOME (LOSS)
(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,

	2012	2011	2012	2011

Net income (loss)	$9,048	$4,872	$13,563	$(10,809)

Adjusting items, net of tax:
Loss from debt extinguishment, net	—	—	—	16,813
Fair value write-up of acquired inventory sold	—	—	—	9,849
Restructuring and related	—	1,377	1,167	3,070
Acquisition costs	—	—	116	—
Discrete tax benefits	(1,626)	(3,077)	(1,626)	(4,513)

Adjusted net income	$7,422	$3,172	$13,220	$14,410

Earnings (loss) per common share	$0.16	$0.08	$0.24	$(0.18)

Adjusting items, net of tax:
Loss from debt extinguishment, net	—	—	—	0.28
Fair value write-up of acquired inventory sold	—	—	—	0.17
Restructuring	—	0.02	0.02	0.05
Acquisition costs	—	—	0.00	—
Discrete tax benefits	(0.03)	(0.05)	(0.03)	(0.08)

Adjusted earnings per share	$0.13	$0.05	$0.23	$0.24

Weighted-average shares outstanding (in thousands)	57,495	60,525	57,311	59,387

Note: Due to rounding, the sum of earnings (loss) per common share and adjusting items, net of tax, may not equal adjusted earnings per common share.

RESULTS OF OPERATIONS

Three and nine months ended June 30, 2012 and 2011

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

The following table provides a reconciliation of Segment operating profit before depreciation, amortization, acquisition costs, restructuring and fair value write up of acquired inventory sold to Income (loss) before taxes:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,

	2012	2011	2012	2011

Segment profit before depreciation, amortization, restructuring, fair value write-up of acquired inventory sold and acquisition costs:
Home & Building Products	$25,831	$22,487	$59,434	$59,640
Telephonics	15,886	12,122	46,912	37,457
Plastics	10,117	6,048	27,462	27,065

Total Segment profit before depreciation, amortization, restructuring, fair value write-up of acquired inventory sold and acquisition costs	51,834	40,657	133,808	124,162
Unallocated amounts, less acquisition costs	(7,253)	(7,781)	(20,041)	(19,468)
Loss from debt extinguishment, net	—	—	—	(26,164)
Net interest expense	(12,855)	(12,463)	(38,775)	(34,839)
Segment depreciation and amortization	(16,733)	(15,607)	(48,373)	(44,817)
Restructuring charges	—	(2,118)	(1,795)	(4,723)
Fair value write-up of acquired inventory sold	—	—	—	(15,152)
Acquisition costs	—	—	(178)	—

Income (loss) before taxes	$14,993	$2,688	$24,646	$(21,001)

Home & Building Products

	Three Months Ended June 30,				Nine Months Ended June 30,

	2012		2011		2012		2011

Revenue:
ATT	$130,311		$114,144		$362,374		$353,985
CBP	106,910		100,099		309,825		290,840

Home & Building Products	$237,221		$214,243		$672,199		$644,825

Segment operating profit	$17,482	7.4%	$13,512	6.3%	$35,412	5.3%	$18,820	2.9%
Depreciation and amortization	8,349		7,460		23,571		21,548
Fair value write-up of acquired inventory sold	—		—		—		15,152
Restructuring charges	—		1,515		273		4,120
Acquisition costs	—		—		178		—

Segment profit before depreciation, amortization, restructuring and acquisition costs	$25,831	10.9%	$22,487	10.5%	$59,434	8.8%	$59,640	9.2%

For the quarter ended June 30, 2012, revenue increased $22,978, or 11%, compared to the prior year quarter. ATT revenue increased 14% primarily due to the inclusion of Southern Patio. For the quarter, CBP revenue increased 7% primarily due to higher volume and favorable mix.

For the quarter ended June 30, 2012, Segment operating profit was $17,482 compared to $13,512 in the prior year quarter with the increase resulting primarily from the impact of higher volume, favorable mix, improved production efficiencies, lower restructuring charges and the inclusion of Southern Patio’s operating profit in the current quarter’s results, partially offset by the impact of somewhat higher material costs.

For the nine months ended June 30, 2012, revenue increased $27,374, or 4%. CBP revenue increased 7% due to increased volume and favorable mix, while ATT revenue increased 2% primarily due to the inclusion of Southern Patio in the current year results, partially offset by the impact of reduced volume of snow tool sales, driven by the absence of snow throughout much of the U.S. and Canada this past winter.

For the nine months ended June 30, 2012, Segment operating profit was $35,412 compared to $18,820 in the prior year. Excluding the impact of the fair value write-up of acquired inventory sold of $15,152, Segment operating profit increased $1,440 from the prior year primarily due to higher volume, favorable mix, improved production efficiencies, lower restructuring charges and the inclusion of Southern Patio’s operating profit in the current period’s results, partially offset by the impact of somewhat higher material and fuel costs and lower snow tool volume.

In both periods, restructuring and other related charges primarily related to facilities and compensation costs. The current year acquisition costs related to the Southern Patio acquisition.

Telephonics

	Three Months Ended June 30,				Nine Months Ended June 30,

	2012		2011		2012		2011

Revenue	$101,116		$103,530		$319,621		$315,334

Segment operating profit	$14,113	14.0%	$9,725	9.4%	$40,171	12.6%	$31,643	10.0%
Depreciation and amortization	1,773		1,794		5,219		5,211
Restructuring charges	—		603		1,522		603

Segment profit before depreciation, amortization and restructuring	$15,886	15.7%	$12,122	11.7%	$46,912	14.7%	$37,457	11.9%

For the quarter ended June 30, 2012, revenue decreased $2,414 compared to the prior year quarter. For the quarters ended June 30, 2012 and 2011, revenue included $2,733 and $5,760, respectively, related to revenue for the Counter Remote Control Improvised Explosive Device Electronic Warfare 3.1 (“CREW 3.1”) program where Telephonics serves as a contract manufacturer. Excluding CREW 3.1 from both quarters, revenue increased 1% over the prior year quarter primarily attributable to Light Airborne Multi-purpose Systems Multi Mode Radar (“LAMPS MMR”) ($13,722) and Identification Friend or Foe (“IFF”) ($6,568), partially offset by declines in revenue attributable to the C-17 program ($5,534), Maritime Radars ($4,851) and Ground Surveillance Radars (“GSR”) ($2,625).

For the quarter ended June 30, 2012, Segment operating profit increased $4,388, or 45%, and operating profit margin increased 460 basis points in comparison to the prior year quarter. The increase was primarily due to higher gross profits from program mix, benefits from the prior year voluntary early retirement plan and other restructuring and manufacturing efficiencies, partially offset by higher selling, general and administrative expenses due to the timing of proposal activities and restructuring costs. In the prior year quarter, Telephonics recognized $603 of restructuring charges in connection with the consolidation of management of its Electronic Systems and Communication Systems operating units; such charges are all personnel related.

For the nine months ended June 30, 2012, revenue increased $4,287, or 1%, compared to the prior year. For the nine months ended June 30, 2012 and 2011, revenue included $22,255 and $33,032, respectively, related to revenue for CREW 3.1; excluding CREW 3.1 revenue from both periods, current period revenue increased 5% over the prior year period primarily attributable to LAMPS MMR ($12,227), IFF ($8,300) and NETCOM communication products ($8,202), partially offset by declines in revenue attributable to the C-17 ($8,324) and CP-140 ($3,178) programs.

For the nine months ended June 30, 2012, Segment operating profit increased by $8,528, or 27%, and operating profit margin increased 260 basis points from the prior year. The increase was primarily due to higher gross profits from increased revenue, program mix, benefits from the prior year voluntary early retirement plan and other restructuring, and manufacturing efficiencies, partially offset by higher selling, general and administrative expenses due to the timing of proposal activities and the restructuring charge. In the first quarter, Telephonics recognized $1,522 of restructuring and other related charges, primarily for one-time termination benefits and other personnel costs, in conjunction with changes to its organizational structure.

During the current quarter, Telephonics was awarded several new contracts and received incremental funding on current contracts totaling $88,700. Contract backlog was $422,000 at June 30, 2012 with 69% expected to be realized in the next 12 months. Backlog was $417,000 at September 30, 2011 and $442,000 at June 30, 2011. Backlog is defined as unfilled firm orders for products and services for which funding has been both authorized and appropriated by the customer or Congress, in the case of the U.S. government agencies.

Plastics

	Three Months Ended June 30,				Nine Months Ended June 30,

	2012		2011		2012		2011

Revenue	$141,909		$137,509		$421,889		$385,654

Segment operating profit	$3,506	2.5%	$(305)	NM	$7,879	1.9%	$9,007	2.3%
Depreciation and amortization	6,611		6,353		19,583		18,058

Segment profit before depreciation and amortization	$10,117	7.1%	$6,048	4.4%	$27,462	6.5%	$27,065	7.0%

For the quarter ended June 30, 2012, revenue increased $4,400, or 3%, compared to the prior year quarter primarily due to higher unit volumes (12%) and the pass through of higher resin costs in customer selling prices (1%), partially offset by the unfavorable impact of foreign exchange translation (8%) and mix (2%). Plastics adjusts customer selling prices based on underling resin costs on a delayed basis.

For the quarter ended June 30, 2012, Segment operating profit increased $3,811, compared to the prior year quarter. The increase was primarily driven by higher unit volumes and improved efficiency on capital initiatives which were implemented in Germany and Brazil in the prior year, partially offset by the impact of higher resin costs and higher selling, general and administrative expenses.

For the nine months ended June 30, 2012, Plastics revenue increased $36,235, or 9%, compared to the prior year period, primarily due to higher unit volumes (13%) and the pass through of higher resin costs in customer selling prices (1%), partially offset by the unfavorable impact of foreign exchange translation (4%) and mix (1%).

For the nine months ended June 30, 2012, Segment operating profit decreased $1,128, or 13%, compared to the prior year mainly due to the previously disclosed start up costs related to expanded capacity initiatives in both Germany and Brazil; in both operations, such start up costs have included higher than normal levels of scrap. There have been no significant disruptions in customer service in connection with the scaling up of production of the newly installed assets. Improvements in operations in the newly expanded locations are proceeding; however, the locations are contending with challenging market conditions, and higher resin costs. The Company trended towards normal efficiency levels in the quarter and is expected to again in the fourth quarter.

Unallocated

For the quarter ended June 30, 2012, unallocated amounts totaled $7,253 compared to $7,781 in the prior year; the decrease was primarily related to cost of management incentive plans. For the nine months ended June 30, 2012, unallocated amounts totaled $20,041 compared to $19,468 in the prior year; the increase was primarily related to higher investment income in the prior year.

Segment Depreciation and Amortization

Segment depreciation and amortization increased $1,126 and $3,556, respectively, for the three and nine-month periods ended June 30, 2012 in comparison to the comparable prior year periods primarily due to capital spending in 2011.

Other income (expense)

For the quarters ended June 30, 2012 and 2011, Other income included net foreign exchange gain (loss) of ($707) and $24, respectively, and $38 and $311, respectively, of investment expense.

For the nine months ended June 30, 2012 and 2011, Other income included net foreign exchange loss of $1,375 and $3, respectively, and $134 and $996, respectively, of investment income.

During 2011, in connection with the termination of the Term Loan, ABL and Telephonics credit agreement, Griffon recorded a $26,164 loss on extinguishment of debt consisting of $21,617 of deferred financing charges and original issuer discounts, a call premium of $3,703 on the Term Loan, and $844 of swap and other breakage costs.

Provision for income taxes

The tax rate for the current quarter was a provision of 39.7%, compared to a benefit of 81.3% in the prior year quarter. The current quarter’s rate reflects the benefit from the release of previously established reserves for uncertain tax positions on conclusion of certain tax audits. The prior year effective rate included benefits arising on the filing of the tax returns in various jurisdictions and the impact of tax planning initiatives related to unremitted foreign earnings. Excluding discrete items, the current quarter’s rate was 50.5%, which reflects the impact of permanent differences not deductible in determining taxable income, mainly limited deductibility of restricted stock, as well as the impact of tax reserves and a change in earnings mix between domestic and non-domestic operations. Excluding discrete items, the prior year quarter’s rate was 77.7%, which reflected the combined effects of the nominal pretax income in the quarter with a forecast full year pretax loss for 2011, as well as fluctuations in the full year expected effective tax rate driven by changes in earnings mix between domestic and non-domestic operations.

The tax rate for the nine months ended June 30, 2012 was a provision of 45.0%, compared to a benefit of 48.5% in the prior year. The current year rate reflects the benefit from the release of previously established reserves for uncertain tax positions on conclusion of certain tax audits. The prior year effective rate included benefits arising in connection with the retroactively extended research tax credit signed into law on December 22, 2010, the filing of tax returns in various jurisdictions, and the impact of tax planning initiatives related to unremitted foreign earnings. Excluding discrete items, the current year rate was 51.6%, which reflected the impact of permanent differences that are not deductible in determining taxable income, mainly limited deductibility of restricted stock, as well as the impact of tax reserves and a change in earnings mix between domestic and non-domestic operations. Excluding discrete items, the prior year rate was a benefit of 27.0% and reflected the impact of permanent differences not deductible in determining taxable income as well as the impact of tax reserves and changes in earnings mix.

Stock based compensation

For the three and nine months ended June 30, 2012, stock based compensation expense totaled $2,691 and $7,599, respectively. For the three and nine months ended June 30, 2011, stock based compensation expense totaled $2,120 and $6,767, respectively.

Discontinued operations – Installation Services

There was no revenue or income from discontinued operations of the Installation Services’ business for the three and nine months ended June 30, 2012 and 2011.

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

The following table is derived from the Consolidated Statements of Cash Flows:

	Nine Months Ended June 30,
Cash Flows from Continuing Operations
(in thousands)	2012	2011

Net Cash Flows Provided by (Used In):
Operating activities	$30,347	$13,055
Investing activities	(79,846)	(60,621)
Financing activities	(20,255)	123,843

Cash provided by continuing operations for the nine months ended June 30, 2012 were $30,347 compared to $13,055 in the prior year. Current assets net of current liabilities, excluding short-term debt and cash, increased to $405,113 at June 30, 2012 compared to $366,511 at September 30, 2011, primarily as a result of a decrease in accounts payable and accrued liabilities.

During the nine months ended June 30, 2012, Griffon used cash for investing activities of $79,846 compared to $60,621 in the prior year; the increase was primarily due to the acquisition of Southern Patio with capital expenditures decreasing $7,279 from the comparable prior year period. Griffon expects capital spending to be in the range of $65,000 to $70,000 for 2012.

During the nine months ended June 30, 2012, cash used in financing activities totaled $20,255 compared to cash provided by financing activities of $123,843 in the prior year. In each of the first three quarters of 2012, the Board of Directors approved a quarterly cash dividends of $0.02 per common share each, which were paid on December 27, 2011, March 27, 2012 and June 26, 2012, to holders of common stock as of the close of business on November 29, 2011, February 28, 2012 and May 29, 2012, respectively. In 2011, Griffon issued $145,754 of debt, net of payments, which included issuing $550,000 of 7.125% Senior Notes due 2018 and repaying $430,000 of existing loans.

On August 2, 2012, the Board of Directors declared a fourth quarterly cash dividend of $0.02 per share, payable on September 25, 2012 to shareholders of record as of the close of business on August 28, 2012.

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

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. For the nine months ended June 30, 2012:

•	The United States Government and its agencies, through either prime or subcontractor relationships, represented 18% of Griffon’s consolidated revenue and 80% of Telephonics’ revenue.
•	Procter & Gamble represented 13% of Griffon’s consolidated revenue and 44% of Plastics’ revenue.
•	The Home Depot represented 12% of Griffon’s consolidated revenue and 25% of Home & Building Products’ revenue.

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

Cash, Cash Equivalents and Debt (in thousands)	At June 30, 2012	At September 30, 2011

Cash and equivalents	$171,912	$243,029

Notes payables and current portion of long-term debt	17,581	25,164
Long-term debt, net of current maturities	685,355	688,247
Debt discount	17,406	19,693

Total debt	720,342	733,104

Debt, net of cash and equivalents	$(548,430)	$(490,075)

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

At June 30, 2012, there were $21,516 of standby letters of credit outstanding under the Credit Agreement; $178,484 was available for borrowing at that date.

On December 21, 2009, Griffon issued $100,000 principal of 4% convertible subordinated notes due 2017 (the “2017 Notes”). The initial conversion rate of the 2017 Notes was 67.0799 shares of Griffon’s common stock per $1,000 principal amount of notes, corresponding to an initial conversion price of $14.91 per share, a 23% conversion premium over the $12.12 closing price on December 15, 2009. When a cash dividend is declared that would result in an adjustment to the conversion ratio of less than 1%, any adjustment to the conversion ratio is deferred until the first to occur of (i) actual conversion, (ii) the 42nd trading day prior to maturity of the notes, and (iii) such time as the cumulative adjustment equals or exceeds 1%. As of September 25, 2012, aggregate dividends of $0.08 per share would result in a cumulative change in the conversion rate of approximately 0.9%. Griffon used 8.75% as the nonconvertible debt-borrowing rate to discount the 2017 Notes and will amortize the debt discount through January 2017. At issuance, the debt component of the 2017 Notes was $75,437 and debt discount was $24,563. At June 30, 2012 and September 30, 2011, the 2017 Notes had a capital in excess of par component, net of tax, of $15,720.

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

Griffon’s Employee Stock Ownership Plan (“ESOP”) entered into a loan agreement in August 2010 to borrow $20,000 over a one-year period. The proceeds were used to purchase 1,874,737 shares of Griffon common stock in the open market for $19,973. The loan bears interest at a) LIBOR plus 2.5% or b) the lender’s prime rate, at Griffon’s option. In November 2011, Griffon exercised an option to convert the outstanding loan to a five-year term loan; principal is payable in quarterly installments of $250, beginning December 2011, with a balloon payment of $15,223 due at maturity (November 2016). The loan is secured by shares purchased with the proceeds of the loan, and repayment is guaranteed by Griffon. At June 30, 2012, $19,223 was outstanding.

In addition, the ESOP has a loan agreement, guaranteed by Griffon, which requires quarterly principal payments of $156 and interest through the extended expiration date of December 2013 at which time the $3,125 balance of the loan, and any outstanding interest, will be payable. The primary purpose of this loan was to purchase 547,605 shares of Griffon’s common stock in October 2008. The loan is secured by shares purchased with the proceeds of the loan, and repayment is guaranteed by Griffon. The loan bears interest at rates based upon the prime rate or LIBOR. At June 30, 2012, $3,906 was outstanding.

In October 2006, CBP entered into a capital lease totaling $14,290 for real estate in Troy, Ohio. The lease matures in 2021, bears interest at a fixed rate of 5.1%, is secured by a mortgage on the real estate and is guaranteed by Griffon.

At June 30, 2012 and September 30, 2011, Griffon had $532 of 4% convertible subordinated notes due 2023 (the “2023 Notes”) outstanding. Holders of the 2023 Notes may require Griffon to repurchase all or a portion of their 2023 Notes on July 18, 2013 and 2018, if Griffon’s common stock price is below the conversion price of the 2023 Notes, as well as upon a change in control. An adjustment to the conversion rate will be required as the result of payment of a cash dividend only if such adjustment would be greater than 1% (or at such time as the cumulative impact on the conversion rate reaches 1% in the aggregate). As of September 25, 2012, aggregate dividends of $0.08 per share would result in a cumulative change in the conversion rate of approximately 0.9%. At June 30, 2012 and September 30, 2011, the 2023 Notes had no capital in excess of par value component as substantially all of these notes were put to Griffon at par and settled in July 2010.

In November 2010, Clopay Europe GMBH (“Clopay Europe”) entered into a €10,000 revolving credit facility and a €20,000 term loan. The facility accrues interest at Euribor plus 2.1% per annum, and the term loan accrues interest at Euribor plus 2.2% per annum. The revolving facility matures in November 2012, but is renewable upon mutual agreement with the bank. In July 2011, the full €20,000 was drawn on the Term Loan, with a portion of the proceeds used to repay borrowings under the revolving credit facility. The term loan is payable in ten equal quarterly installments which began in September 2011, with maturity in December 2013. Under the term loan, Clopay Europe is required to maintain a certain minimum equity to assets ratio and keep leverage below a certain level, defined as the ratio of total debt to EBITDA. At June 30, 2012, there was €1,000 borrowed on the revolving credit with €9,000 available for borrowing.

In February 2012, Clopay do Brazil, a subsidiary of Plastics, borrowed $4,000 at a rate of 104.5% of Brazilian CDI. The loan was used to refinance existing loans and is collateralized by accounts receivable and a 50% guaranty by Plastics and is to be repaid in four equal, semi-annual installments of principal plus interest, starting August 2012. Clopay do Brazil also maintains a line of credit of approximately $1,700. Interest on borrowings accrue at a rate of Brazilian CDI plus 6.0%. At June 30, 2012 there was approximately $1,346 borrowed under the line.

In connection with the ATT acquisition, Clopay Ames True Temper Holding Corp. (“Clopay Ames”), a subsidiary of Griffon, entered into a $375,000 secured term Loan (“Term Loan”) and a $125,000 asset based lending agreement (“ABL”).

On November 30, 2010, Clopay Ames, as required under the Term Loan agreement, entered into an interest rate swap on a notional amount of $200,000 of the Term Loan. The agreement fixed the LIBOR component of the Term Loan interest rate at 2.085% for the notional amount of the swap.

At June 30, 2012, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements.

In August 2011, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under this repurchase program, the Company may, from time to time, purchase shares of its common stock, depending upon market conditions, in open market or privately negotiated transactions, including pursuant to a 10b5-1 plan. In the first quarter of 2012, Griffon purchased 283,400 shares of common stock, for a total of $2,351, or $8.29 per share. In the third quarter of 2012, Griffon purchased 417,667 shares of common stock, for a total of $3,320, or $7.95 per share; in total, Griffon has purchased 866,446 shares of common stock, for a total of $6,980, or $8.06 per share, under this repurchase program. $43,020 remains under the $50,000 authorization. Subsequent to June 30, 2012, Griffon purchased 66,199 shares of common stock, for a total of $560, or $8.47 per share.

Griffon substantially concluded its remaining disposal activities for the Installation Services business, discontinued in 2008, in the second quarter of 2009 and does not expect to incur significant expense in the future. Future net cash outflows to satisfy liabilities related to disposal activities accrued at June 30, 2012 are estimated to be $3,077. Certain of Griffon’s subsidiaries are also contingently liable for approximately $512 related to certain facility leases with varying terms through 2012 that were assigned to the respective purchasers of certain of the Installation Services businesses. Griffon does not believe it has a material exposure related to these contingencies.

During the nine months ended June 30, 2012 and 2011, Griffon used cash for discontinued operations of $1,690 and $829, respectively, related to settling remaining Installation Services liabilities.

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

Certain of Griffon’s credit facilities have Libor, Euribor and Brazilian CDI-based variable interest rates. Due to the current and expected level of borrowings under these facilities, a 100 basis point change in Libor would not have a material impact on Griffon’s results of operations or liquidity.

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

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds (c)

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs

April 1 - 30, 2012	—	$—	—
May 1 - 31, 2012	98,433	7.90	98,433
June 1 - 30, 2012	319,234	7.96	319,234

Total	417,667	$7.95	417,667	$43,019,788	[1]

1.    On August 2, 2011, the Company’s Board of Directors authorized the repurchase of up to an additional $50,000,000 of Griffon common stock; as of June 30, 2012, $43,019,788 remained available for the purchase of Griffon common stock under this program.

Griffon’s revolving credit facility, as well as the indenture governing Griffon’s 7.125% Senior Notes due 2018, each contain limitations regarding the making of restricted payments (which include cash dividends and share repurchases).

Item 3	Defaults upon Senior Securities
None

Item 4	Mine Safety Disclosures
Not Applicable

Item 5	Other Information
None

Item 6	Exhibits

31.1	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Document*

101.DEF	XBRL Taxonomy Extension Definitions Document*

101.LAB	XBRL Taxonomy Extension Labels Document*

101.PRE	XBRL Taxonomy Extension Presentations Document*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFON CORPORATION

/s/ Douglas J. Wetmore

Douglas J. Wetmore
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Brian G. Harris

Brian G. Harris
Chief Accounting Officer
(Principal Accounting Officer)

Date: August 3, 2012

EXHIBIT INDEX

31.1	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Document*

101.DEF	XBRL Taxonomy Extension Definitions Document*

101.LAB	XBRL Taxonomy Extension Labels Document*

101.PRE	XBRL Taxonomy Extension Presentations Document*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.