Form 10-K
period 2012-09-30
GRIFFON CORP
filed 2012-11-16
CIK 50725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended September 30, 2012
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
(Do not check if a smaller reporting company)

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

          The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the close of business March 31, 2012, the registrant’s most recently completed second quarter, was approximately $494,000,000. The registrant’s closing price as reported by the New York Stock Exchange-Composite Transactions for March 31, 2012 was $10.70. The number of the registrant’s outstanding shares was 60,793,342 as of October 31, 2012.

DOCUMENTS INCORPORATED BY REFERENCE:

          Part III — (Items 10, 11, 12, 13 and 14). Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Special Notes Regarding Forward-Looking Statements

This Annual Report on Form 10-K, especially “Management’s Discussion and Analysis”, contains certain “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, earnings, cash flows, revenue, changes in operations, operating improvements, industries in which Griffon Corporation (the “Company” or “Griffon”) operates and the United States and global economies. Statements in this Form 10-K that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” “may,” “will,” “estimates,” “intends,” “explores,” “opportunities,” the negative of these expressions, use of the future tense and similar words or phrases. Such forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, among others: current economic conditions and uncertainties in the housing, credit and capital markets; Griffon’s ability to achieve expected savings from cost control, integration and disposal initiatives; the ability to identify and successfully consummate and integrate value-adding acquisition opportunities; increasing competition and pricing pressures in the markets served by Griffon’s operating companies; the ability of Griffon’s operating companies to expand into new geographic and product markets and to anticipate and meet customer demands for new products and product enhancements and innovations; reduced military spending by the government on projects for which Griffon’s Telephonics Corporation supplies products, including as a result of sequestration which is currently scheduled to take effect in January 2013; increases in the cost of raw materials such as resin and steel; changes in customer demand or loss of a material customer at one of the operating companies; the potential impact of seasonal variations and uncertain weather patterns on certain of Griffon’s businesses; political events that could impact the worldwide economy; a downgrade in Griffon’s credit ratings; changes in international economic conditions including interest rate and currency exchange fluctuations; the reliance by certain of Griffon’s businesses on particular third party suppliers and manufacturers to meet customer demands; the relative mix of products and services offered by Griffon’s businesses, which impacts margins and operating efficiencies; short-term capacity constraints or prolonged excess capacity; unforeseen developments in contingencies, such as litigation; unfavorable results of government agency contract audits of Telephonics Corporation; Griffon’s ability to adequately protect and maintain the validity of patent and other intellectual property rights; the cyclical nature of the businesses of certain of Griffon’s operating companies; and possible terrorist threats and actions and their impact on the global economy. Readers are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date made. Griffon undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

(Unless otherwise indicated, any reference to years or year-end refers to the fiscal year ending September 30 and US dollars and non US currencies are in thousands, except per share data)

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

•

HBP, which consists of two companies, Ames True Temper, Inc (“ATT”) and Clopay Building Products (“CBP”), accounted for 46% of Griffon’s consolidated revenue in 2012, 46% in 2011, and on a pro forma basis giving effect to the acquisition of ATT as if it had occurred on October 1, 2009, 48% of Griffon’s consolidated revenue in 2010:

-

ATT, acquired on September 30, 2010, is a global provider of non-powered landscaping products that make work easier for homeowners and professionals. Due to the timing of the acquisition, none of ATT’s 2010 and prior results of operations were included in Griffon’s results. ATT’s revenue was 23% of Griffon’s consolidated revenue in 2012 and 24% in 2011. 2010 pro forma revenue was $443,634, or 26% of Griffon’s pro forma 2010 revenue of $1,737,630 (unaudited), giving effect to the acquisition of ATT as if it had occurred on October 1, 2009.

-

CBP is a leading manufacturer and marketer of residential, commercial and industrial garage doors to professional installing dealers and major home center retail chains. CBP’s revenue was 23% of Griffon’s consolidated revenue in 2012, 22% in 2011 and 30% in 2010.

•

Telephonics designs, develops and manufactures high-technology integrated information, communication and sensor system solutions for military and commercial markets worldwide. Telephonics’ revenue was 24% of Griffon’s consolidated revenue in 2012, 25% in 2011 and 34% in 2010.

•

Plastics is an international leader in the development and production of embossed, laminated and printed specialty plastic films used in a variety of hygienic, health-care and industrial applications. Plastics’ revenue was 30% of Griffon’s consolidated revenue in 2012, 29% in 2011 and 36% in 2010.

On October 17, 2011, Griffon acquired the pots and planters business of Southern Sales & Marketing Group, Inc. (“Southern Patio”) for approximately $23,000. The acquired business, which markets its products under the Southern PatioTM brand name, is a leading designer, manufacturer and marketer of landscape accessories. Southern Patio, which has been integrated with ATT, had revenue exceeding $40,000 in 2011.

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

On March 18, 2011, Griffon entered into a five-year $200,000 Revolving Credit Facility (“Credit Agreement”), which includes a letter of credit sub-facility with a limit of $50,000, a multi-currency sub-facility of $50,000 and a swing line sub-facility with a limit of $30,000. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate plus an applicable margin, which adjusts based on financial performance. The current margins are 1.5% for base rate loans and 2.5% for LIBOR loans, in each case without a floor. Borrowings under the Credit Agreement are guaranteed by certain domestic subsidiaries and are secured, on a first priority basis, by substantially all assets of the Company and the guarantors. At September 30, 2012, there were $21,693 of standby letters of credit outstanding under the Credit Agreement; $178,307 was available for borrowing at that date.

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

In July 2010, Griffon retired substantially all of its outstanding 4% Convertible Subordinated Notes due 2023 when these notes were put to Griffon at par.

In December 2009, Griffon issued $100,000 principal amount of 4% Convertible Subordinated Notes due 2017 (the “2017 Notes”) at an initial conversion ratio of 67.0799 shares of Griffon common stock per $1,000 principal amount of the 2017 Notes, corresponding to an initial conversion price of approximately $14.91 per share.

In 2008, as a result of the downturn in the residential housing market, Griffon exited substantially all operating activities of its Installation Services segment which sold, installed and serviced garage doors and openers, fireplaces, floor coverings, cabinetry and a range of related building products, primarily for the new residential housing market. Griffon sold eleven units, closed one unit and merged two units into CBP. Operating results of substantially all this segment has been reported as discontinued operations in the Consolidated Statements of Operations for all periods presented; the Installation Services segment is excluded from segment reporting.

Griffon makes available, free of charge through its website at www.griffoncorp.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such materials are filed with or furnished to the Securities and Exchange Commission (the “SEC”).

For information regarding revenue, profit and total assets of each segment, see the Business Segments footnote in the Notes to Consolidated Financial Statements.

Reportable Segments:

Home & Building Products

Home & Building Products consists of two companies, Ames True Temper, Inc and Clopay Building Products, which are described below.

Ames True Temper

ATT is the leading U.S. and a global provider of non-powered landscaping products that make work easier for homeowners and professionals. ATT employs approximately 1,400 employees.

Brands

ATT brands are among the most recognized across primary product categories in the North American, non-powered landscaping product markets. ATT’s brand portfolio includes Ames®, True Temper®, Ames True Temper®, Garant®, Hound Dog®, Westmix™, Dynamic Design® and Southern Patio™, as well as contractor-oriented brands including UnionTools®, Razor-Back® Professional Tools and Jackson® Professional Tools. This strong portfolio of brands enables ATT to build and maintain long-standing relationships with leading retailers and distributors. In addition, given the breadth of ATT’s brand portfolio and product category depth, ATT is able to offer specific, differentiated branding strategies for key retail customers. In addition to the brands listed, ATT also sells private label branded products further enabling channel management and customer differentiation.

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

•

Snow Tools: A complete line of snow tools is marketed under the Ames True Temper®, True Temper® and Garant® brand names. The snow tool line includes shovels, pushers, roof rakes, sled sleigh shovels, scoops and ice scrapers.

•

Planters and Lawn Accessories: ATT is a designer, manufacturer and distributor of indoor and outdoor planters and accessories, sold under the Dynamic Design® and Southern Patio™ brand names, as well as various private label brands. The range of planter sizes (from 6 to 32 inches) are available in various designs, colors and materials. On October 17, 2011, Griffon acquired the pots and planters business which markets its products under the Southern Patio™ brand name. Southern Patio is a leading designer, manufacturer and marketer of decorative landscape products. Southern Patio™ and Dynamic Design® have been integrated to leverage Southern Patio’s capabilities, enhances ATT’s product offering in the pots and planters category and enables ATT to improve its innovation and speed to market in the category.

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

Customers

ATT sells products throughout North America, Australia, and Europe through (1) retail centers, including home centers and mass merchandisers, such as The Home Depot (“Home Depot”), Lowe’s Companies (“Lowe’s”), Walmart, Canadian Tire, Costco, Rona, Bunnings, and Woodies (2) wholesale chains, including hardware stores and garden centers, such as Ace, Do-It-Best and True Value and (3) industrial distributors, such as Grainger and ORS Nasco.

Home Depot and Lowe’s are significant customers of ATT. The loss of either of these customers would have a material effect on ATT’s and Griffon’s business.

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

The principal factors by which ATT differentiates itself and provides the best value to customers are innovation, service, quality, performance and reliability with strong brand heritage. ATT’s size, depth and breadth of product offering, category knowledge, research and development (“R&D”) investment and service are competitive advantages. Offshore manufacturers lack sufficient product innovation, capacity, lead time and distribution capabilities to service large retailers to compete in highly seasonal, weather related product categories.

Manufacturing & Distribution

ATT has nine operational distribution centers. In the U.S., the largest of these is a 1.2 million square foot facility in Carlisle, Pennsylvania and a 400,000 square foot facility in Reno, Nevada. Finished goods from manufacturing sites are transported to these facilities by an internal fleet, over the road trucking and rail. Additionally, light assembly is performed at the Carlisle, Pennsylvania and Reno, Nevada locations. Distribution centers are maintained in Canada and Ireland, and ATT utilizes a third party distribution center in Mexico City, Mexico. ATT has five distribution centers in Australia. ATT has a combination of internal and external, domestic and foreign manufacturing sources from which it produces products for sale in North American, Australian and European markets.

Clopay Building Products

CBP is the largest manufacturer and marketer of residential garage doors, among the largest manufacturers of commercial sectional doors in the United States and manufactures a complete line of entry door systems uniquely designed to complement its popular residential garage door styles. The majority of CBP’s sales are for home remodeling and renovation, with the balance for the new residential housing and commercial building markets. Sales into the home remodeling market are being driven by the continued aging of the housing stock, existing home sales activity, the trend of improving home appearance, as well as improved energy efficiency. CBP employs approximately 1,300 employees.

According to the US census, calendar year 2012 new construction single-family homes starts will increase by 43%. The repair and remodel market increased 4% from calendar year 2011 spending levels. The commercial segment saw spending drop 6% for the year (according to estimates from McGraw Hill Construction Dodge). According to industry sources, the residential and commercial sectional garage door market for calendar year 2011 was estimated to be $1,600,000, which increased $100,000 over the prior year.

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

CBP has a complete line of entry door systems uniquely designed to complement its popular residential garage door styles.

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

CBP operates a technical development center where its research engineers design, develop and implement new products and technologies and perform durability and performance testing of new and existing products, materials and finishes. CBP continually improves their garage door offerings through these development efforts, focusing on characteristics such as strength, design and energy efficiency. Also at this facility, the process engineering team works to develop new manufacturing processes and production techniques aimed at improving manufacturing efficiencies and ensuring quality-made products.

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

Distribution

CBP distributes its products through a wide range of distribution channels, including installing dealers, retailers and wholesalers. CBP owns and operates a national network of 49 distribution centers. Additionally, products are sold to approximately 2,000 independent professional installing dealers and to major home center retail chains. CBP maintains strong relationships with its installing dealers and believes it is the largest supplier of residential garage doors to the retail and professional installing channels in North America.

Manufacturing

CBP currently has manufacturing facilities, in Troy, Ohio, Russia, Ohio, and Auburn, Washington.

During the first quarter of 2013, CBP announced the closing of the Auburn, Washington facility and the consolidation of that facility into its Russia, Ohio facility. The consolidation of these facilities is expected to be completed in the second quarter of 2013.

In June 2009, CBP undertook to consolidate its manufacturing facilities. These actions were completed in 2011. CBP incurred total pre-tax exit and restructuring costs approximating $9,031, substantially all of which was cash charges; charges include $1,160 for one-time termination benefits and other personnel costs, $210 for excess facilities and related costs, and $7,661 for other exit costs, primarily in connection with production realignment, and had $10,365 of capital expenditures.

The facility consolidation was part of CBP’s continuing efforts to improve and streamline its manufacturing processes. CBP’s engineering and technological expertise, combined with its capital investment programs, has enabled it to efficiently manufacture products in large volume and meet changing customer needs in a timely manner. CBP uses proprietary manufacturing processes to produce the majority of its products. Certain machinery and equipment are internally modified to achieve manufacturing objectives. These manufacturing facilities produce a broad line of high quality garage doors for distribution to professional installer, retail and wholesale channels.

Telephonics Corporation

Telephonics specializes in advanced electronic information and communication systems for defense, aerospace, civil, industrial, and commercial applications for the United States (“U.S.”) and international markets. Telephonics designs, develops, manufactures, sells, and provides logistical support for aircraft intercommunication systems, radar, air traffic management, identification friend or foe equipment, Integrated Homeland Security Systems and custom, mixed-signal, application-specific, integrated circuits. Telephonics is also a provider of advanced systems engineering services supporting air and missile defense programs, as well as other threat and situational analysis requirements. Telephonics is a leading supplier of airborne maritime surveillance radar and aircraft intercommunication management systems, the segment’s two largest product lines. In addition to its traditional defense products used predominantly by the U.S. Government and its agencies, Telephonics has adapted its core technologies to products used in international markets in an effort to further increase its presence in both non-defense government and commercial markets. In 2012, approximately 79% of the segment’s sales were to the U.S. Government and agencies thereof, as a prime or subcontractor, 11% to international customers and 10% to U.S. commercial customers. Telephonics employs approximately 1,100 employees.

Griffon believes that Telephonics’ advanced systems and sub-systems are well-positioned to address the needs of an electronic battlefield with emphasis on providing situational awareness to the warfighters through the retrieval and dissemination of timely data for use by highly mobile ground, air and sea-going forces. Telephonics anticipates that the need for such systems will increase in connection with the increasingly active role that the military is playing in the war on terrorism, both at home and abroad. In recent years, Telephonics has increasingly focused its technologies and core competencies in the growing Homeland Security, Air Traffic Management, and Unmanned Aerial Vehicle (“UAV”) markets.

On August 1, 2012, Telephonics signed a definitive agreement to form a Joint Venture (“JV”) with Mahindra & Mahindra Ltd., one of India’s leading business houses, to provide the Indian Ministry of Defense and the Indian Civil sector with radar and surveillance systems, Identification Friend or Foe (“IFF”) devices and communication systems. In addition, the JV intends to provide systems for Air Traffic Management Services, Homeland Security and other emerging surveillance requirements.

Programs and Products

Based on long-established relationships supported by existing contractual arrangements, Telephonics is a first-tier supplier to prime contractors in the defense industry such as Lockheed Martin, Boeing, Northrop Grumman, General Dynamics, MacDonald Dettwiler, Sierra Nevada Corporation and Sikorsky Aircraft, and is at times a prime contractor to the U.S. Department of Defense and the U.S. Department of Homeland Security (“Homeland Security”). The significance of each of these customers to Telephonics’ revenue fluctuates on an annual basis, based on the timing and funding of the Original Equipment Manufacturers (“OEM”) contract award, and the technological scope of the work required to be performed. The significant contraction and consolidation in the U.S. and international defense industry provides opportunities for established first-tier suppliers to capitalize on existing relationships with major prime contractors and play a larger role in defense systems development and procurement, for the foreseeable future.

Telephonics continues to direct resources towards Homeland Security programs. Previously, Telephonics has completed a contract from the U.S. Customs and Border Protection for mobile surveillance systems as part of Homeland Security’s initiative to protect the U.S. borders, and in 2011 was awarded another contract to provide additional mobile surveillance systems. These programs represent strategic advances for Telephonics by enabling it to expand its core technical expertise into the nascent and growing Homeland Security market. As with many Department of Homeland Security programs, the system specifications, and operational and test requirements are challenging, exacerbated by demanding delivery schedules.

In 2010, Telephonics was selected by Northrop Grumman as the radar supplier for the U.S. Navy’s Firescout MQ-8 program, which is a vertical take-off and landing UAV platform. This positions Telephonics, with both its radar and communications products, as a strong competitor in this growing market segment. Telephonics expects to start recognizing revenue for this project in 2013 and begin shipping in 2014.

As a result of its performance on a prior manufacturing contract with Syracuse Research Corporation, Telephonics received a subcontract award from Sierra Nevada Corporation for both production and support of counter-IED devices which resulted in $24,000, $44,000 and $46,000 in 2012, 2011 and 2010, respectively.

Backlog

The funded backlog for Telephonics approximated $451,000 at September 30, 2012, compared to $417,000 at September 30, 2011. The increase in backlog is primarily attributable to additional funding received for the MH-60R program, a unique, fully integrated multi-mode radar and identification friend or foe interrogator system. Approximately 70% of the current backlog is expected to be filled during 2013.

Customers

The U.S. Government, through its agencies, Lockheed Martin Corporation and the Boeing Company are significant customers of Telephonics. The loss of any one of these customers would have a material adverse effect on Telephonics’ business. Notwithstanding the significance of Lockheed Martin Corporation and the Boeing Company, Telephonics sells to a diverse group of other domestic and international defense industry contractors, as well as others who use Telephonics products for commercial use.

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

Research and Development

In an effort to maintain customer satisfaction and loyalty, Telephonics works closely with prime customers to ensure that there is a future market for its products by investing R&D funds in desired enhancements. Telephonics continually updates its core technologies through internally funded R&D while coordinating with its customers at the earliest stages of new program development in an effort to provide solutions well in advance of its competitors. Telephonics is a technological leader in its core markets and pursues new growth opportunities by leveraging its systems design and engineering capabilities and incumbent position on key platforms.

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

Manufacturing Facilities

Telephonics’ facilities are principally located in the United States, primarily in New York, with one facility in Sweden. Telephonics also maintains a Technical Support Services Center in Elizabeth City, North Carolina which supports aircraft integration and upgrade activities, in addition to providing support services to customers.

Clopay Plastic Products

Plastics produces and develops specialty plastic films and laminates for a variety of hygienic, health care and industrial uses in the United States and certain international markets. Products include thin gauge embossed and printed films, elastomeric films, laminates of film and non-woven fabrics, and perforated films and non-wovens. These products are used as moisture barriers in disposable infant diapers, adult incontinence products and feminine hygiene products, protective barriers in single-use surgical and industrial gowns, drapes and equipment covers, fluid transfer/distribution layers in absorbent products, components to enhance comfort and fit in infant diaper and adult incontinence products, packaging for hygienic products, house wrap and other products. Plastics’ products are sold through a direct sales force, primarily to multinational consumer and medical products companies. Plastics employs approximately 1,500 employees.

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

Customers

Plastics’ largest customer is Procter & Gamble, Co. (“P&G”), which has accounted for approximately half of its revenue over the last five years. The loss of this customer would have a material adverse effect on the Plastics business and Griffon. Notwithstanding the significance of P&G, Plastics sells to a diverse group of other leading consumer, health care and industrial companies.

Product Development

Plastics is an industry leader in the research, design and development of specialty plastic film and laminate products. Plastics operates a technical center where polymer chemists, scientists and engineers work independently and in partnerships with customers to develop new technologies, products, processes and product applications.

Plastics’ R&D efforts have resulted in many inventions covering embossing patterns, improved processing methods, product formulations, product applications and other proprietary technology. Products developed include microporous breathable films and cost-effective printed films and laminates. Microporous breathability provides for moisture vapor transmission and airflow while maintaining barrier properties resulting in improved comfort and skin care. Elastic laminates provide the user with improved comfort and fit. Printed films and laminates provide consumers preferred aesthetics, such as softness and visual appeal. Perforated films and non-wovens provide engineered fluid transfer with unique softness and aesthetics. Plastics holds a number of patents for its specialty film and laminate products and related manufacturing processes. While patents play a significant role, Plastics believes that its proprietary know-how and the knowledge, ability and experience of its employees are more significant to its long-term success.

Sales and Marketing

Plastics sells its products primarily in North America, Europe, and South and Central America with additional sales in Asia Pacific. Plastics utilizes an internal direct sales force, with senior management actively participating in developing and maintaining close contacts with customers.

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

Griffon Corporation

Employees

Griffon and its subsidiaries employ approximately 5,400 people located primarily throughout the U.S., Canada, Europe, Brazil, Australia, China and Mexico. Approximately 440 of these employees are covered by collective bargaining agreements in the U.S., primarily with an affiliate of the American Federation of Labor and Congress of Industrial Organizations (“AFL-CIO”), United Brotherhood of Carpenters and Joiners of America (“UBCJA”), International Brotherhood of Teamsters (“IBT”) and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy Allied Industrial and Service Workers International Union. Additionally, approximately 169 employees in Canada are represented by the Trade Union Advisory Committee. Griffon believes its relationships with its employees are satisfactory.

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

Customers

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. For 2012:

a.	The U.S. Government and its agencies, through either prime or subcontractor relationships, represented 19% of Griffon’s consolidated revenue and 79% of Telephonics revenue.
b.	P&G represented 13% of Griffon’s consolidated revenue and 43% of Plastics revenue.
c.	Home Depot represented 12% of Griffon’s consolidated revenue and 25% of HBP revenue.

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

Seasonality

Generally, Griffon’s revenue and income are lowest in our first and fourth quarters ending December 31 and September 30, respectively, and highest in our second and third quarters ending March 31 and June 30, respectively, primarily due to the seasonality of ATT’s business. ATT’s lawn and garden products are used primarily in the spring and summer; in 2012, 61% of ATT’s sales occurred during the second and third quarters. CBP’s business is driven by residential renovation and construction during warm weather, which is generally at reduced levels during the winter months.

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

Griffon’s non-U.S. businesses are primarily in Germany, Canada, Brazil, Turkey, China, Australia, Sweden and Mexico.

Research and Development

Griffon’s companies are encouraged to improve existing products as well as develop new products to satisfy customer needs; expand revenue opportunities; maintain or extend competitive advantages; increase market share and reduce production costs. R&D costs, not recoverable under contractual arrangements, are charged to expense as incurred. R&D costs for Griffon were $23,600 in 2012, $23,900 in 2011 and $21,400 in 2010.

Intellectual Property

Griffon follows a practice of actively protecting and enforcing its proprietary rights in the U.S. and throughout the world where Griffon’s products are sold.

Trademarks are of significant importance to Griffon’s HBP business. Principal global and regional trademarks include Clopay®, Ideal Door®, Holmes®, Ames®, True Temper®, Ames True Temper®, Garant®, Hound Dog®, Westmix and Dynamic Design™, UnionTools®, Razor-Back® Professional Tools and Jackson® Professional Tools. Plastics uses the Clopay® trademark in addition to its 7 other trademarks. The HBP business has 482 trademarks and approximately 75 pending trademark applications. Griffon’s rights in these trademarks endure for as long as they are used and registered.

Patents are significant to Plastics. Technology evolves rapidly in the plastics business, and Plastics’ customers are constantly striving to offer products with innovative features at a competitive price to the end consumer. As a result, Plastics is constantly seeking to offer new and innovative products to its customers. Plastics has 26 patents in the U.S., and 164 corresponding foreign patents, primarily covering breathable and elastic polymer films and laminates and various methods and machinery for producing these materials. Patents are also important to our HBP segment. ATT protects its designs and product innovation through the use of patents, and currently has 228 issued patents and 41 pending patent applications in the United States, as well as 81 and 49 corresponding foreign patents and patent applications, respectively. CBP has 25 patents in the United States, and 32 corresponding foreign patents, primarily related to garage door system components. Design patents are generally valid for fourteen years, and utility patents are generally valid for twenty years. Our various patents are in different stages of their useful life.

In the government and defense business, formal intellectual property rights are of limited value. Therefore, our Telephonics business tends to hold most of its important intellectual property as trade secrets, which it protects through the use of contract terms and carefully restricting access to its technology.

Executive Officers of the Registrant

The following is a current list of Griffon’s executive officers:

Name	Age	Positions Held and Prior Business Experience

Ronald J. Kramer	54

President since February 2009, Chief Executive Officer since April 2008, Director since 1993 and Vice Chairman of the Board since November 2003. From 2002 through March 2008, President and a Director of Wynn Resorts, Ltd., a developer, owner and operator of hotel and casino resorts. From 1999 to 2001, Managing Director at Dresdner Kleinwort Wasserstein, an investment banking firm, and its predecessor Wasserstein Perella & Co. Member of the Board of Directors of Leap Wireless International, Inc. (NASDAQ: LEAP), a wireless communications company. Formerly on the boards of directors of Monster Worldwide, Inc. (NYSE: MWW) and Sapphire Industrials Corporation (AMEX: FYR). Mr. Kramer is the son-in-law of Harvey R. Blau, Griffon’s Chairman of the Board.

Douglas J. Wetmore	55

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

Patrick L. Alesia	64

Chief Administrative Officer since September 2009, appointed Senior Vice President in May 2010, Vice President since 1990, Treasurer from 1979 to 2010, Ethics Officer since 2005, Secretary from 2005 to 2010. Served as Chief Financial Officer from November 2007 to September 2009.

Seth L. Kaplan	43

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

In general, Griffon is subject to the same general risks and uncertainties that impact other diverse manufacturing companies including, but not limited to, general economic, industry and/or market conditions and growth rates; impact of natural disasters and their effect on global markets; continued events in the Middle East and possible future terrorist threats and their effect on the worldwide economy; and changes in laws or accounting rules. Griffon has identified the following specific risks and uncertainties that it believes have the potential to materially affect its business and financial condition.

Current worldwide economic uncertainty and market volatility could adversely affect Griffon’s businesses.

The current worldwide economic uncertainty, market volatility and credit crisis will continue to have an adverse effect on Griffon during 2013, particularly in HBP, which is substantially linked to the U.S. housing market and the U.S. economy, in general. Also, purchases of ATT products are discretionary for consumers and consumers are generally more willing to purchase products during periods in which favorable macroeconomic conditions prevail. Additionally, the current condition of the credit markets could impact Griffon’s ability to refinance expiring debt, obtain additional credit for investments in current businesses or for acquisitions, with favorable terms, or there may be no financing available. Griffon is also exposed to basic economic risks including a decrease in the demand for the products and services offered or a higher risk of default on its receivables.

Adverse trends in the housing sector and in general economic conditions will directly impact Griffon’s business.

HBP’s business is influenced by market conditions for new home construction and renovation of existing homes. For the year ended September 30, 2012, approximately 46% of Griffon’s consolidated revenue was derived from the HBP segment, which is heavily dependent on new home construction and renovation of existing homes. The strength of the U.S. economy, the age of existing home stock, job growth, interest rates, consumer confidence and the availability of consumer credit, as well as demographic factors such as the migration into the United States and migration of the population within the United States also have an effect on HBP. In that respect, the significant downturn in the housing market has had an adverse effect on the operating results of HBP and this effect is likely to continue in 2013, particularly to its CBP business.

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

A small number of customers account for, and are expected to continue to account for, a substantial portion of consolidated revenue. Approximately 13% of consolidated revenue and 43% of the Plastics segment revenue for the year ended September 30, 2012 was generated from P&G, the largest customer in the Plastics segment. Home Depot, Lowe’s and Menards are significant customers of HBP with Home Depot accounting for approximately 12% of consolidated revenue and 25% of the HBP segment revenue for the year ended September 30, 2012. The U.S. Government and its agencies, Lockheed Martin Corporation and the Boeing Company, are significant customers of Telephonics. Future operating results will continue to substantially depend on the success of Griffon’s largest customers, as well as Griffon’s relationship with them. Orders from these customers are subject to fluctuation and may be reduced materially due to changes in these customers’ needs. Any reduction or delay in sales of products to one or more of these customers could significantly reduce Griffon’s revenue. Griffon’s operating results will also depend on successfully developing relationships with additional key customers. Griffon cannot assure that Griffon’s largest customers will be retained or that additional key customers will be recruited. Also, HBP extends credit to its customers, which exposes it to credit risk. Their largest customer accounted for approximately 22% and 9% of HBP’s and Griffon’s net accounts receivable as of September 30, 2012, respectively. If this customer were to become insolvent or otherwise unable to pay its debts, the financial condition, results of operations and cash flows of the HBP segment would be adversely affected.

Reliance on third party suppliers and manufacturers may impair ability to meet ATT’s customer demands.

ATT relies on a limited number of domestic and foreign companies to supply components and manufacture certain of its products. The percentage of ATT’s products sourced, based on revenue, approximated 34% in 2012. Reliance on third party suppliers and manufacturers may reduce control over the timing of deliveries and quality of ATT’s products. Reduced product quality or failure to deliver products quickly may jeopardize relationships with certain of ATT’s key customers. In addition, reliance on third party suppliers or manufacturers may result in failure to meet ATT’s customer demands. Continued turbulence in the worldwide economy may affect the liquidity and financial condition of ATT’s suppliers. Should any of these parties fail to manufacture sufficient supply, go out of business or discontinue a particular component, alternative suppliers may not be found in a timely manner, if at all. Such events could impact ATT’s ability to fill orders, which would have a material adverse effect on customer relationships.

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

Generally, Griffon’s revenue and income are lowest in our first and fourth quarters ending December 31 and September 30, respectively, and highest in our second and third quarters ending March 31 and June 30, respectively, primarily due to the seasonality of ATT’s business. ATT’s lawn and garden products are used primarily in the spring and summer; in 2012 61% of ATT’s sales occurred during the second and third quarters. CBP’s business is driven by residential renovation and construction during warm weather, which is generally at reduced levels during the winter months.

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

Griffon employs approximately 5,400 people on a full-time basis, approximately 8% of whom are covered by collective bargaining or similar labor agreements (all in the Telephonics and ATT businesses). If unionized employees engage in a strike or other work stoppage, or if Griffon is unable to negotiate acceptable extensions of agreements with labor unions, a significant disruption of operations and increased operating costs could occur. In addition, any renegotiation or renewal of labor agreements could result in higher wages or benefits paid to unionized employees, which could increase operating costs and could have a material adverse effect on profitability.

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

Telephonics sells products to the U.S. government and its agencies both directly and indirectly as a first-tier supplier to prime contractors in the defense industry such as Boeing, Lockheed Martin, Sikorsky and Northrop Grumman. In the year ended September 30, 2012, U.S. government contracts and subcontracts accounted for approximately 19% of Griffon’s consolidated revenue. Contracts involving the U.S. government may include various risks, including:

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

The programs in which Telephonics participates may extend for several years, but are normally funded on an incremental basis. Decreases in the U.S. defense budget, in particular with respect to programs to which Telephonics supplies materials, could have a material adverse impact on Telephonics financial conditions, results of operations and cash flows. The U.S. government may not continue to fund programs to which Telephonics’ development projects apply. Even if funding is continued, Telephonics may fail to compete successfully to obtain funding pursuant to such programs. Reductions to funding on existing programs or delays in the funding of new opportunities could affect the timing of revenue recognition, and impact the results of operation.

For 2013, the Budget Control Act calls for additional substantial, mandatory defense spending reductions, known as “sequestration,” if Congress is unable to agree on a budget that conforms with the Budget Control Act requirements. There continues to be much uncertainty regarding how sequestration would be implemented, if it were to go into effect. There are many variables in how the law could be applied that make it difficult to determine the specific impacts; however, we expect that sequestration, as currently provided for under the Budget Control Act, would result in lower revenues, profits and cash flows for Telephonics.

While members of Congress are discussing various options to prevent or defer sequestration’s automatic spending cuts, we cannot predict whether these efforts will succeed. Budget decisions made in this environment could have long-term consequences for Telephonics and the entire defense industry.

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

Our Telephonics segment designs, develops and manufactures advanced and innovative surveillance and communication products for a broad range of applications for use in varying environments. As with many of our programs, system specifications, operational requirements and test requirements are challenging, exacerbated by the need for quick delivery schedules. Technical problems encountered and delays in the development or delivery of such products could prevent us from meeting contractual obligations, which could subject us to termination for default. Under a termination for default, the company is entitled to negotiate payment for undelivered work if the Government requests the transfer of title and delivery of partially completed supplies and materials. Conversely, if the Government does not make this request, there is no obligation to reimburse the company for its costs incurred. We may also be subject to the repayment of advance and progress payments, if any. Additionally, the company may be liable to the Government for any of its excess costs incurred in acquiring supplies and services similar to those terminated for default, and for other damages. Should any of the foregoing events occur, it could result in a material adverse effect on our financial position.

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

Griffon and its companies own properties and conduct operations in Europe, Canada, Australia, Brazil, Mexico, China and Turkey. Sales of products through non-U.S. subsidiaries accounted for approximately 25% of consolidated revenue for the year ended September 30, 2012. These sales could be adversely affected by changes in political and economic conditions, trade protection measures, differing intellectual property rights laws and changes in regulatory requirements that restrict the sales of products or increase costs. Enforcement of existing laws in foreign jurisdictions can be uncertain, and the lack of a sophisticated body of laws can create various uncertainties, including with respect to customer and supplier contracts. Currency fluctuations between the U.S. dollar and the currencies in the non-U.S. regions in which Griffon does business may also have an impact on future reported financial results.

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

The issuance of additional equity securities or securities convertible into equity securities would result in dilution to existing stockholders’ equity interests. Griffon is authorized to issue, without stockholder vote or approval, 3,000,000 shares of preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of Griffon’s common stock. There is no present intention of issuing any such preferred stock, but Griffon reserves the right to do so in the future. In addition, Griffon is authorized to issue, without stockholder approval, up to 85,000,000 shares of common stock, of which 60,888,522 shares, net of treasury shares, were outstanding as of September 30, 2012. Additionally, Griffon is authorized to issue, without stockholder approval, securities convertible into either shares of common stock or preferred stock.

Item 1B. Unresolved Staff Comments

None.

Item 2.	Properties

Griffon occupies approximately 7,600,000 square feet of general office, factory and warehouse space throughout the U.S., Germany, Sweden, Mexico, Canada, Australia, Ireland and Brazil. For a description of the encumbrances on certain of these properties, see the Notes Payable, Capitalized Leases and Long-Term Debt footnote in the Notes to Consolidated Financial Statements. The following table sets forth certain information related to Griffon’s major facilities:

Location	Business Segment	Primary Use	Approx. Square Footage	Owned/ Leased	Lease End Year

New York, NY	Corporate	Headquarters	6,600	Leased	2016
Jericho, NY	Corporate	Office	6,900	Leased	2014
Farmingdale, NY	Telephonics	Manufacturing/R&D	180,000	Owned
Huntington, NY	Telephonics	Manufacturing	94,000	Owned
Huntington, NY	Telephonics	Manufacturing	100,000	Leased	2016
Columbia, MD	Telephonics	Manufacturing/Engineering	25,000	Leased	2013
Stockholm, Sweden	Telephonics	Manufacturing/Engineering	22,000	Leased	2015
Elizabeth City, NC	Telephonics	Repair and Service	22,000	Leased	2039
Mason, OH	Home & Building Products/ Clopay Plastic Products	Office/R&D	131,000	Owned
Aschersleben, Germany	Clopay Plastic Products	Manufacturing	289,000	Owned
Dombuhl, Germany	Clopay Plastic Products	Manufacturing	124,000	Owned
Augusta, KY	Clopay Plastic Products	Manufacturing	275,000	Owned
Nashville, TN	Clopay Plastic Products	Manufacturing	210,000	Owned
Nashville, TN	Clopay Plastic Products	Manufacturing	190,000	Leased	2014
Maysville, KY	Clopay Plastic Products	Distribution	61,280	Leased	Monthly
Jundiai, Brazil	Clopay Plastic Products	Manufacturing	88,000	Owned
Hangzhou, China	Clopay Plastic Products	Manufacturing	44,000	Leased	2016
Istanbul, Turkey	Clopay Plastic Products	Manufacturing	30,000	Leased	2014
Troy, OH	Home & Building Products	Manufacturing	867,000	Leased	2021
Russia, OH	Home & Building Products	Manufacturing	339,000	Owned
Auburn, WA	Home & Building Products	Manufacturing	123,000	Leased	2013
Carlisle, PA	Home & Building Products	Manufacturing, Distribution	1,227,000	Leased	2015
Reno, NV	Home & Building Products	Manufacturing, Distribution	400,000	Leased	2017
Camp Hill, PA	Home & Building Products	Office, Manufacturing	380,000	Leased	2020
Harrisburg, PA	Home & Building Products	Manufacturing	264,000	Owned
St. Francois, Quebec	Home & Building Products	Manufacturing, Distribution	353,000	Owned
Bernie, MO	Home & Building Products	Manufacturing	95,000	Owned
Lewistown, PA	Home & Building Products	Manufacturing	124,000	Leased	2015
Cork, Ireland	Home & Building Products	Manufacturing, Distribution	74,000	Owned
Victoria, Australia	Home & Building Products	Manufacturing, Distribution	32,000	Leased	2016
New South Wales, Australia	Home & Building Products	Distribution	24,000	Leased	2013
South, Australia	Home & Building Products	Distribution	13,000	Leased	2012
Queensland, Australia	Home & Building Products	Distribution	17,000	Leased	2014
Western, Australia	Home & Building Products	Distribution	22,000	Leased	2015

Griffon also leases approximately 1,050,000 square feet of space for the CBP distribution centers in numerous facilities throughout the U.S. and in Canada. In addition, Griffon owns approximately 200,000 square feet of space for the ATT wood mills in the U.S.

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

Griffon’s Common Stock is listed for trading on the New York Stock Exchange under the symbol “GFF”. The following table shows for the periods indicated the quarterly range in the high and low sales prices for Griffon’s Common Stock and the amount of dividends paid during the last two years:

	Fiscal 2012			Fiscal 2011

	Market Prices		Dividends Per Share	Market Prices

	High	Low		High	Low

First Quarter ended December 31,	$10.55	$7.34	$0.02	$13.62	$11.56
Second Quarter ended March 31,	11.40	9.08	0.02	13.25	11.05
Third Quarter ended June 30,	10.75	7.54	0.02	13.43	9.56
Fourth Quarter ended September 30	11.08	8.29	0.02	10.42	6.66

			$0.08

Dividends

On November 17, 2011, the Company began declaring quarterly dividends. No cash dividends on Common Stock were declared or paid during the four years ended September 30, 2011. The Company currently intends to pay dividends each quarter; however, the payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to future dividends.

On November 13, 2012, the Company declared a $0.025 per share dividend payable on December 26, 2012 to shareholders of record as of November 29, 2012.

Holders

As of October 31, 2012, there were approximately 12,800 record holders of Griffon’s Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under Griffon’s equity compensation plans is contained in Part III, Item 12 of this Form 10-K.

Issuer Purchase of Equity Securities

The table below presents shares of Griffon Stock which were acquired by Griffon during the fourth quarter of 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2012	66,574	[2]	$8.47	66,199
August 1 - 31, 2012	211,000	[1]	9.88	211,000
September 1 - 30, 2012	208,800	[1]	9.88	208,800

Total	486,374		$9.69	485,999	$38,312	[3]

1.	Shares were purchased by the Company in open market purchases pursuant to share repurchase plans authorized by the Company’s Board of Directors.
2.

Includes (a) 66,199 purchased by the Company in open market purchases pursuant to a stock buyback plan authorized by the Company’s Board of Directors and (b) 375 shares acquired by the Company from a holder of restricted stock upon vesting of the restricted stock to satisfy tax withholding obligations of the holder.

3.

On August 2, 2011, the Company’s Board of Directors authorized the repurchase of up to $50,000 of Griffon common stock; as of September 30, 2012, $38,312 remained available for the purchase of Griffon common stock under this program.

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

The following graph sets forth the cumulative total return to Griffon’s stockholders during the five years ended September 30, 2012, as well as an overall stock market (S&P Small Cap 600 Index) and Griffon’s peer group index (Dow Jones U.S. Diversified Industrials Index). Assumes $100 was invested on September 30, 2007, including the reinvestment of dividends, in each category.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Griffon Corporation, the S&P Smallcap 600 Index
and the Dow Jones US Diversified Industrials Index

*$100 invested on 9/30/07 in stock or index, including reinvestment of dividends.

Item 6.	Selected Financial Data

	For the Years Ended September 30,

(in thousands, except per share amounts)	2012	2011	2010	2009	2008

Revenue	$1,861,145	$1,830,802	$1,293,996	$1,194,050	$1,269,305

Income (loss) before taxes and discontinued operations	21,941	(14,349)	13,812	19,605	(182)
Provision (benefit) for income taxes	4,930	(6,918)	4,308	1,687	2,651

Income (loss) from continuing operations	17,011	(7,431)	9,504	17,918	(2,833)
Income (loss) from discontinued operations	—	—	88	790	(40,591)

Net Income (loss)	$17,011	$(7,431)	$9,592	$18,708	$(43,424)

Basic earnings (loss) per share:
Continuing operations	$0.30	$(0.13)	$0.16	$0.31	$(0.09)
Discontinued operations	—	—	0.00	0.01	(1.24)
Net Income (loss)	0.30	(0.13)	0.16	0.32	(1.33)

Weighted average shares outstanding	55,914	58,919	58,974	58,699	32,667

Diluted earnings (loss) per share:
Continuing operations	$0.30	$(0.13)	$0.16	$0.30	$(0.09)
Discontinued operations	—	—	0.00	0.01	(1.24)
Net Income (loss)	0.30	(0.13)	0.16	0.32	(1.32)

Weighted average shares outstanding	57,329	58,919	59,993	59,002	32,836

Capital expenditures	$68,851	$87,617	$40,477	$32,697	$53,116
Depreciation and amortization	66,264	60,712	40,442	42,346	42,923
Total assets	1,806,192	1,865,254	1,753,701	1,143,891	1,167,486

Current portion of debt, net of debt discount	17,703	25,164	20,901	78,590	2,258
Long Term portion of debt, net of debt discount	681,907	688,247	503,935	98,394	230,930

Total debt, net of debt discount	699,610	713,411	524,836	176,984	233,188

Notes:

Due to the acquisition of ATT occurring on September 30, 2010, none of ATT’s 2010 and prior results of operations were included in Griffon’s results. The Griffon consolidated balance sheets from September 30, 2010 forward, and related notes thereto, include ATT’s balances.

2012 includes $4,689 of restructuring charges ($3,048, net of tax, or $0.05 per share) and $477 of acquisition related costs ($310, net of tax, or $0.01 per share).

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

2008 includes a $12,913 ($8,393, net of tax, or $0.26 per share) goodwill impairment charge that is not deductible for income taxes.

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

•

HBP, which consists of two companies, Ames True Temper, Inc (“ATT”) and Clopay Building Products (“CBP”), accounted for 46% of Griffon’s consolidated revenue in 2012, 46% in 2011, and on a pro forma basis giving effect to the acquisition of ATT as if it had occurred on October 1, 2009, 48% of Griffon’s consolidated revenue in 2010:

-

ATT, acquired on September 30, 2010, is a global provider of non-powered landscaping products that make work easier for homeowners and professionals. Due to the timing of the acquisition, none of ATT’s 2010 and prior results of operations were included in Griffon’s results. ATT’s revenue was 23% of Griffon’s consolidated revenue in 2012, and 24% in 2011. ATT 2010 revenue was $443,634, or 26% of Griffon’s pro forma 2010 revenue of $1,737,630 (unaudited), giving effect to the acquisition of ATT as if it had occurred on October 1, 2009.

-

CBP is a leading manufacturer and marketer of residential, commercial and industrial garage doors to professional installing dealers and major home center retail chains. CBP’s revenue was 23% of Griffon’s consolidated revenue in 2012, 22% in 2011 and 30% in 2010.

•

Telephonics designs, develops and manufactures high-technology integrated information, communication and sensor system solutions for military and commercial markets worldwide. Telephonics’ revenue was 24% of Griffon’s consolidated revenue in 2012, 25% in 2011 and 34% in 2010.

•

Plastics is an international leader in the development and production of embossed, laminated and printed specialty plastic films used in a variety of hygienic, health-care and industrial applications. Plastics’ revenue was 30% of Griffon’s consolidated revenue in 2012, 29% in 2011 and 36% in 2010.

CONSOLIDATED RESULTS OF OPERATIONS

2012 Compared to 2011

Revenue for the year ended September 30, 2012 was $1,861,145, compared to $1,830,802 in the prior year, with the increase driven by HBP and Plastics. Gross profit for 2012 was $418,805 compared to $393,461 in 2011, with gross margin as a percent of sales (“gross margin”) of 22.5% and 21.5%, respectively. Gross profit for 2011 reflected $15,152 of costs of goods related to the sale of inventory recorded at fair value in connection with the ATT acquisition accounting; excluding this amount, 2011 gross profit was $408,613 with a gross margin of 22.3%.

Selling, General and Administrative (“SG&A”) expenses increased $11,327 to $341,696 in 2012 from $330,369 in 2011 in support of the increased level of sales and due to the inclusion of Southern Patio’s expenses. SG&A expenses as a percent of revenue for 2012 increased to 18.4% from 18.0% in 2011.

Interest expense in 2012 totaled $52,007, an increase of $4,161 compared to the prior year, primarily as a result of the increased debt resulting from the 2011 refinancing of domestic subsidiary debt incurred as a result of the ATT acquisition.

During 2011, in connection with the termination of the Term Loan, ABL and Telephonics credit agreement (“TCA”), Griffon recorded a $26,164 loss on extinguishment of debt consisting of $21,617 of deferred financing charges and original issuer discounts, a call premium of $3,703 on the Term Loan, and $844 of swap and other breakage costs.

Other income of $1,236 in 2012 and $3,714 in 2011 consists primarily of currency exchange transaction gains and losses from receivables and payables held in non functional currencies, and net gains on investments.

Griffon’s effective tax rate for 2012 was 22.5% compared to a benefit of 48.2% in 2011. The 2012 rate reflected net discrete benefits of $5,110 primarily from the release of previously established reserves for uncertain tax positions on conclusion of various tax audits, and benefits related to various tax planning initiatives. The 2011 rate reflected net discrete benefits of $4,570 primarily from tax planning related to unremitted foreign earnings. Excluding discrete tax items, the 2012 rate would have been 45.8%, and the 2011 benefit would have been 16.4%. In both years, the effective rates reflect the impact of permanent differences not deductible in determining taxable income, mainly limited deductibility of restricted stock, as well as the impact of tax reserves and changes in earnings mix between domestic and non-domestic operations.

Net Income was $17,011, or $0.30 per share, for 2012 compared to a loss of $7,431 or $0.13 cents per share in the prior year. The current year results included the following:

-	Restructuring charges of $4,689 ($3,048, net of tax, or $0.05 per share);
-	Acquisition and integration costs of $477 ($310, net of tax, or $0.01 per share); and
-	Discrete tax benefits, net, of $5,110, or $0.09 per share.

The prior year results included the following:

-	Charges of $26,164 ($16,813, net of tax, or $0.29 per share) resulting from the refinancing of ATT acquisition related debt;
-	$15,152 ($9,849, net of tax, or $0.17 per share) of increased cost of goods related to the sale of inventory recorded at fair value in connection with acquisition accounting for ATT;
-	Restructuring charges of $7,543 ($4,903, net of tax, or $0.08 per share);
-	Acquisition costs of $446 ($290, net of tax, or $0.00 per share); and

-	Discrete tax benefits, net, of $4,570, or $0.08 per share.

Excluding these items from both reporting periods, 2012 net income would have been $15,259, or $0.27 per share compared to $19,854, or $0.34 per share, in 2011.

2011 Compared to 2010

Revenue for the year ended September 30, 2011 was $1,830,802, compared to $1,293,996 in the prior year; the increase was due to the inclusion of ATT’s revenue as well as higher revenue at CBP, Telephonics and Plastics. On a pro forma basis, as if ATT was purchased on October 1, 2009, 2011 consolidated revenue increased $93,172 in comparison to 2010. Gross profit for 2011 was $393,461 compared to $288,304 in 2010, with gross margin of 21.5% and 22.3%, respectively. Gross profit for 2011 reflected $15,152 of costs of goods related to the sale of inventory recorded at fair value in connection with the ATT acquisition accounting; excluding this amount, 2011 gross profit was $408,613 with a gross margin of 22.3%. On a pro forma basis, as if ATT was purchased on October 1, 2009, 2010 gross profit was $434,053 with a gross margin of 25.0%.

SG&A expenses increased $68,966 to $330,369 in 2011 from $261,403 in 2010 due to the inclusion of ATT’s expenses, and in support of the increased level of sales. In 2010, SG&A expenses included $9,805 of costs related to the ATT acquisition; there were $446 of such costs incurred in 2011. SG&A expenses as a percent of revenue for 2011 decreased to 18.0% from 20.2% in 2010; excluding the ATT related acquisition expenses, SG&A as a percent of revenue was 19.4% in 2010. On a pro forma basis, as if ATT was purchased on October 1, 2009, SG&A expenses were $358,607 for 2010 and as a percent of pro forma revenue for 2010 were 20.6%. The pro forma 2010 SG&A expenses included $21,075 of costs related to the sale of ATT to Griffon and other costs relating to ATT’s prior ownership, excluding these costs, SG&A expenses were $337,532, or 19.4% of pro forma revenue.

Interest expense in 2011 increased by $35,524 compared to the prior year, primarily as a result of the debt incurred as a result of the ATT acquisition.

Other income of $3,714 in 2011 and $4,121 in 2010 consists primarily of currency exchange transaction gains and losses from receivables and payables held in non functional currencies, and net gains on investments.

Griffon’s effective tax rate for continuing operations for 2011 was a benefit of 48.2% compared to a 31.2% provision in the prior year. The 2011 rate reflected net discrete benefits of $4,570 primarily from tax planning related to unremitted foreign earnings. The 2010 rate reflected net discrete tax benefits of $2,307 primarily from the resolution of foreign and domestic income tax audits. Excluding the discrete tax items from both years, the 2011 tax benefit rate would have been 16.4% and the 2010 tax provision rate would have been 47.9%. The 2011 rate reflects the impact of permanent differences not deductible in determining taxable income, mainly limited deductibility of restricted stock, as well as the impact of tax reserves and changes in earnings mix between domestic and non-domestic operations. The 2010 rate was impacted by permanent book to tax adjustments including non-deductible transaction costs of $3,800 related to the ATT acquisition.

Net loss was $7,431, or $0.13 per share, for 2011 compared to income of $9,592 or $0.16 cents per share in the prior year. The 2011 results included the following:

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

Excluding these items from both reporting periods, 2011 net income would have been $19,854, or $0.34 per share compared to $18,432, or $0.31 per share, in 2010.

On a pro forma basis, as if ATT was purchased on October 1, 2009, Net loss was $7,431, or $0.13 per share, in 2011 compared to income of $16,973 or $0.28 cents per share in 2010. The pro forma prior year results included the following:

-	Acquisition and related costs of $21,075 ($13,699, net of tax, or $0.23 per share);
-	Restructuring charges of $6,570 ($4,271, net of tax, or $0.07 per share);
-	Charges of $1,117 ($726, net of tax, or $0.01 per share) related to refinancing costs; and
-	Discrete tax benefits, net of $2,307, or $0.04 per share.

Excluding these items from both reporting periods, 2011 net income would have been $19,854, or $0.34 per share compared to $33,362, or $0.56 per share, as in 2010.

Griffon evaluates performance based on Earnings per share and Net income (loss) excluding restructuring charges, gain (loss) on debt extinguishment, discrete tax items and acquisition-related expenses including the impact of the fair value of inventory acquired as part of a business combination (a non-GAAP measure). Griffon believes this information is useful to investors for the same reason. The following table provides a reconciliation of Earnings per share and Net income (loss) to Adjusted earnings per share and Adjusted income (loss):

GRIFFON CORPORATION AND SUBSIDIARIES
RECONCILIATION OF INCOME (LOSS) TO ADJUSTED INCOME
(Unaudited)

	For the Years Ended September 30,

	2012	2011	2010

Net income (loss)	$17,011	$(7,431)	$9,592

Adjusting items, net of tax:
Loss from debt extinguishment, net	—	16,813	726
Fair value write-up of acquired inventory sold	—	9,849	—
Restructuring and related	3,048	4,903	2,717
Acquisition costs	310	290	7,704
Discrete tax benefits	(5,110)	(4,570)	(2,307)

Adjusted net income	$15,259	$19,854	$18,432

Earnings (loss) per common share	$0.30	$(0.13)	$0.16

Adjusting items, net of tax:
Loss from debt extinguishment, net	—	0.29	0.01
Fair value write-up of acquired inventory sold	—	0.17	—
Restructuring	0.05	0.08	0.05
Acquisition costs	0.01	0.00	0.13
Discrete tax benefits	(0.09)	(0.08)	(0.04)

Adjusted earnings per share	$0.27	$0.34	$0.31

Weighted-average shares outstanding (in thousands)	57,329	58,919	59,993

Note: Due to rounding, the sum of earnings (loss) per common share and adjusting items, net of tax, may not equal adjusted earnings per common share.

BUSINESS SEGMENTS

The following table reconciles segment operating profit to income (loss) before taxes:

	For the Years Ended September 30,

	2012	2011	2010

INCOME (LOSS) BEFORE TAXES
Segment operating profit:
Home & Building Products	$37,082	$28,228	$4,986
Telephonics	49,232	40,595	38,586
Plastics	13,688	13,308	20,469

Total segment operating profit	100,002	82,131	64,041
Unallocated amounts	(26,346)	(22,868)	(27,394)
Unallocated acquisition costs	—	—	(9,805)
Loss from debt extinguishment, net	—	(26,164)	(1,117)
Net interest expense	(51,715)	(47,448)	(11,913)

Income (loss) before taxes	$21,941	$(14,349)	$13,812

Griffon evaluates performance and allocates resources based on each segments’ operating results before interest income or expense, income taxes, depreciation and amortization, gain (losses) from debt extinguishment, unallocated amounts, restructuring charges and acquisition-related expenses including the impact of the fair value of inventory acquired as part of a business combination (a non-GAAP measure). Griffon believes this information is useful to investors for the same reason.

The following table provides a reconciliation of Segment operating profit before depreciation, amortization, restructuring and acquisition-related expenses including the impact of the fair value of inventory acquired as part of a business combination to Income before taxes and discontinued operations:

	For the Years Ended September 30,

	2012	2011	2010

Segment profit before depreciation, amortization, restructuring, fair value write-up of acquired inventory sold and acquisition costs:
Home & Building Products	$70,467	$77,119	$19,351
Telephonics	60,565	50,875	46,120
Plastics	40,000	37,639	42,853

Total Segment profit before depreciation, amortization, restructuring, fair value write-up of acquired inventory sold and acquisition costs	171,032	165,633	108,324
Unallocated amounts	(26,346)	(22,868)	(27,394)
Loss from debt extinguishment, net	—	(26,164)	(1,117)
Net interest expense	(51,715)	(47,448)	(11,913)
Segment depreciation and amortization	(65,864)	(60,361)	(40,103)
Restructuring charges	(4,689)	(7,543)	(4,180)
Fair value write-up of acquired inventory sold	—	(15,152)	—
Acquisition costs	(477)	(446)	(9,805)

Income (loss) before taxes	$21,941	$(14,349)	$13,812

Unallocated amounts typically include general corporate expenses not attributable to a reportable segment.

Home & Building Products

	Years Ended September 30,

	2012		2011		2010

Revenue:
ATT	$433,866		$434,789		$—
CBP	422,674		404,947		389,366

Home & Building Products	$856,540		$839,736		$389,366

Segment operating profit	$37,082	4.3%	$28,228	3.4%	$4,986	1.3%
Depreciation and amortization	32,034		28,796		10,185
Fair value write-up of acquired inventory sold	—		15,152		—
Restructuring charges	874		4,497		4,180
Acquisition costs	477		446		—

Segment profit before depreciation, amortization, restructuring and acquisition costs	$70,467	8.2%	$77,119	9.2%	$19,351	5.0%

2012 Compared to 2011

Segment revenue increased $16,804, or 2%, compared to the prior year. ATT revenue was flat with the prior year, mainly because of weak snow tool sales, driven by the absence of snow throughout much of the country during the 2011-2012 winter, and lower lawn tool volume due to the severe drought conditions experienced throughout much of the U.S. during the year. These declines were substantially offset by the inclusion of Southern Patio, acquired in October 2011. CBP revenue increased 4% due to a combination of favorable mix (2%) and higher volume (2%).

Segment operating profit in 2012 was $37,082 compared to $28,228 in 2011. Segment operating results in 2011 reflected $15,152 of costs of goods related to the sale of inventory recorded at fair value in connection with the ATT acquisition accounting; excluding the $15,152 of costs, segment operating profit would have been $43,380 for 2011. The decline in operating profit in 2012 from the adjusted $43,380 in 2011 resulted from the weak snow tool sales and lower lawn tool volume due to the drought conditions. The impact of these declines was partially offset by the inclusion of Southern Patio, as well as improved CBP profitability driven by improved volume, favorable mix, lower warehouse and distribution costs, and lower restructuring costs.

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

Segment operating profit in 2011 was $28,228 compared to $4,986 in 2010, with the inclusion of ATT operations the primary source of increase. Segment operating results in 2011 reflected $15,152 of costs of goods related to the sale of inventory recorded at fair value in connection with the ATT acquisition accounting. On a pro forma basis, as if ATT was purchased on October 1, 2009, segment operating profit in 2010 was $47,490 compared to $28,228 in 2011; the $15,152 inventory item was the primary cause of decline in 2011, augmented by the impact of higher input costs, lower volume and a decline of $2,919 in Byrd Amendment receipts (anti-dumping compensation from the U.S. Government). The 2010 pro forma operating income included $7,986 of costs related to the ATT acquisition.

Restructuring

In 2012, ATT had restructuring costs of $874, primarily related to a facility closure and termination benefits for administrative and production staff, and $477 of integration costs related to the Southern Patio acquisition. In 2011, ATT had $886 in restructuring costs primarily related to termination benefits for administrative related headcount reductions and $446 of acquisition costs related to the Southern Patio acquisition. Headcount was reduced by 38 over the two year period.

In June 2009, CBP undertook to consolidate its manufacturing facilities. These actions were completed in 2011. CBP incurred total pre-tax exit and restructuring costs approximating $9,031, substantially all of which were cash charges; charges include $1,160 for one-time termination benefits and other personnel costs, $210 for excess facilities and related costs, and $7,661 for other exit costs, primarily in connection with production realignment, and had $10,365 of capital expenditures. The restructuring costs were $3,611 in 2011, $4,180 in 2010 and $1,240 in 2009.

Telephonics

	Years Ended September 30,

	2012		2011		2010

Revenue	$441,503		$455,353		$434,516

Segment operating profit	$49,232	11.2%	$40,595	8.9%	$38,586	8.9%
Depreciation and amortization	7,518		7,234		7,534
Restructuring charges	3,815		3,046		—

Segment profit before depreciation, amortization and restructuring	$60,565	13.7%	$50,875	11.2%	$46,120	10.6%

2012 Compared to 2011

Telephonics revenue decreased $13,850, or 3%, compared to 2011. 2012 and 2011 revenue included $24,101 and $44,305, respectively, related to revenue for Counter Remote Control Improvised Explosive Device Electronic Warfare 3.1 (“CREW 3.1”) program, where Telephonics serves as a subcontractor. Excluding Crew 3.1 from both years, revenue increased 2% over the prior year due to radar growth driven by Light Airborne Multi-Purpose Systems Multi Mode Radar (“LAMPS MMR”), partially offset by the impact from the timing of awards on Ground Surveillance Radars (“GSR”) related to the Cerberus program.

Segment operating profit increased $8,637, or 21%, mainly driven by higher gross profit from a combination of favorable program mix and manufacturing efficiencies, partially offset by higher selling, general and administrative expenses primarily due to the timing of proposal activities. Operating results also benefited from cost reductions resulting from the voluntary early retirement plan undertaken in the prior year and other restructuring activities implemented in early 2012.

During the year, Telephonics was awarded several new contracts and received incremental funding on current contracts resulting in approximately $475,000 of net bookings. Contract backlog was $451,000 at September 30, 2012 with 70% expected to be realized in the next 12 months; backlog was $417,000 at September 30, 2011. Backlog is defined as unfilled firm orders for products and services for which funding has been both authorized and appropriated by the customer, or Congress, in the case of the U.S. government agencies.

On August 1, 2012, Telephonics signed a definitive agreement to form a Joint Venture (“JV”) with Mahindra & Mahindra Ltd., one of India’s leading business houses, to provide the Indian Ministry of Defense and the Indian Civil sector with radar and surveillance systems, Identification Friend or Foe (“IFF”) devices and communication systems. In addition, the JV intends to provide systems for Air Traffic Management Services, Homeland Security and other emerging surveillance requirements.

2011 Compared to 2010

Telephonics revenue increased $20,837, or 5%, compared to 2010 primarily due to increases in radar and electronic systems, partially offset by a decrease in communication systems. Telephonics continued to benefit from strong demand for its intelligence, surveillance and reconnaissance products. Electronic systems growth was primarily from GSR and Mobile Surveillance Capability (“MSC”) programs, and radar growth was driven by LAMPS MMR. The increases were partially offset by timing on the Automatic Radar Periscope Detection and Discrimination (“ARPDD”) program from the development to the production phase and the lower rate of production on the C-17 program. 2011 and 2010 revenue included $44,305 and $46,426, respectively, related to revenue for CREW 3.1.

Segment operating profit increased $2,009, or 5%, due to revenue growth, partially offset by costs related to a voluntary early retirement plan and other restructuring costs of $3,046.

Restructuring

In 2012 and 2011, Telephonics recognized $3,815 and $3,046 of restructuring charges in connection with two discrete voluntary early retirement plans and other restructuring costs related to changes in its organizational structure and facilities; such charges were primarily related to personnel reducing headcount by approximately 185 employees over the two-year period.

Plastics

	Years Ended September 30,

	2012		2011		2010

Revenue	$563,102		$535,713		$470,114

Segment operating profit	$13,688	2.4%	$13,308	2.5%	$20,469	4.4%
Depreciation and amortization	26,312		24,331		22,384

Segment profit before depreciation and amortization	$40,000	7.1%	$37,639	7.0%	$42,853	9.1%

2012 Compared to 2011

Revenue in 2012 increased $27,389, or 5%, compared to 2011, driven by a 10% increase in volume. The benefit of the volume growth was partially offset by the unfavorable impact of translation of European and Brazilian revenue into a stronger U.S. dollar (5%). Resin did not significantly impact reported revenue for the full year 2012; Plastics adjusts customer selling prices based on underlying resin costs, on a delayed basis.

Segment operating profit increased $380 compared to the prior year primarily driven by the higher volume, a $3,700 favorable resin benefit and efficiency improvement on past capital initiatives, partially offset by the unfavorable impact of foreign exchange (2%) and a shift in product mix, as well as somewhat higher selling, general and administrative expenses.

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

Unallocated Amounts

For 2012, unallocated amounts, which consist primarily of corporate overhead costs, totaled $26,346 compared to $22,868 in 2011, with the increase primarily due to stock and incentive compensation.

For 2011, unallocated amounts totaled $22,868 compared to $27,394 in 2010, with the decrease primarily due to the absence of legal and consulting expenses incurred in connection with the due diligence of potential acquisition targets in 2010, as well as reduced incentive compensation costs.

Segment Depreciation and Amortization

Segment depreciation and amortization of $65,864 increased $5,503 in 2012 compared to 2011 primarily due to the increased depreciation and amortization related to the Southern Patio acquisition and capital expansion at Plastics and CBP.

Segment depreciation and amortization of $60,361 increased $20,258 in 2011 compared to 2010, primarily due to the increased depreciation and amortization related to the ATT acquisition as well as the capital expansion at Plastics.

DISCONTINUED OPERATIONS – Installation Services

In 2008, as a result of the downturn in the residential housing market, Griffon exited substantially all operating activities of its Installation Services segment which sold, installed and serviced garage doors and openers, fireplaces, floor coverings, cabinetry and a range of related building products, primarily for the new residential housing market. Griffon sold eleven units, closed one unit and merged two units into CBP. Operating results of substantially all of this segment have been reported as discontinued operations in the Consolidated Statements of Operations for all periods presented; the Installation Services segment is excluded from segment reporting.

Griffon substantially concluded remaining disposal activities in 2009. There was no reported revenue in 2012, 2011 and 2010. Griffon does not expect to incur significant expenses in the future. Future net cash outflows to satisfy liabilities related to disposal activities accrued as of September 30, 2012 are estimated to be $7,282.

LIQUIDITY AND CAPITAL RESOURCES

Management assesses Griffon’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting liquidity are: cash flows from operating activities, capital expenditures, acquisitions, dispositions, bank lines of credit and the ability to attract long-term capital under satisfactory terms. Griffon remains in a strong financial position with sufficient liquidity available for reinvestment in existing businesses and strategic acquisitions while managing its capital structure on both a short-term and long-term basis.

The following table is derived from the Consolidated Statements of Cash Flows:

	Years Ended Septe mber 30,
Cash Flows from Continuing Operations
(in thousands)	2012	2011

Net Cash Flows Provided by (Used In):
Operating activities	$90,130	$35,385
Investing activities	(90,974)	(82,333)
Financing activities	(30,693)	122,110

Cash flows generated by operating activities for 2012 increased $54,745, to $90,130 compared to $35,385 in 2011. Current assets net of current liabilities, excluding short-term debt and cash, decreased $5,630 to $360,881 at September 30, 2012 compared to $366,511 at the prior year end, primarily due to decreased accounts receivable partially offset by decreased accounts payable.

During 2012, Griffon used cash in investing activities of $90,974 compared to $82,233 in 2011; the 2012 uses reflected the acquisition on Southern Patio ($22,432). In 2012, capital expenditures totaled $68,851 compared to $87,617 in 2011, with the decrease being driven primarily by decreased capital expenditures at Plastics.

During 2012, cash used by financing activities was $30,693 compared to cash provided by financing activities of $122,110 in the prior year primarily due to repayments of long-term borrowings, the repurchase of common stock ($10,382) and the payment of dividends ($4,743). Prior year cash provided was primarily due to the refinancing of subsidiary debt at the parent level.

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

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. For 2012:

a.	The U.S. Government and its agencies, through either prime or subcontractor relationships, represented 19% of Griffon’s consolidated revenue and 79% of Telephonics revenue.
b.	Procter & Gamble, Co. represented 13% of Griffon’s consolidated revenue and 43% of Plastics revenue.
c.	The Home Depot represented 12% of Griffon’s consolidated revenue and 25% of HBP revenue.

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

At September 30, 2012, Griffon had debt, net of cash and equivalents, as follows:

Cash and Equivalents, and Debt	At September 30,	At September 30,
(in thousands)	2012	2011

Cash and equivalents	$209,654	$243,029

Notes payables and current portion of long-term debt	17,703	25,164
Long-term debt, net of current maturities	681,907	688,247
Debt discount	16,607	19,693

Total debt	716,217	733,104

Debt, net of cash and equivalents	$(506,563)	$(490,075)

On March 17, 2011, in an unregistered offering through a private placement under Rule 144A, Griffon issued, at par, $550,000 of 7.125% Senior Notes due in 2018 (“Senior Notes”); interest is payable semi-annually. On August 9, 2011, Griffon exchanged all of the Senior Notes for substantially identical Senior Notes registered under the Securities Act of 1933 (“Senior Notes”), via an exchange offer. Proceeds were used to pay down outstanding borrowings under a senior secured term loan facility and two senior secured revolving credit facilities of certain of the Company’s subsidiaries. The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and are subject to certain covenants, limitations and restrictions. The fair value of the Senior Notes approximated $580,250 on September 30, 2012 based upon quoted market prices (level 1 inputs).

On March 18, 2011, Griffon entered into a five-year $200,000 Revolving Credit Facility (“Credit Agreement”), which included a letter of credit sub-facility with a limit of $50,000, a multi-currency sub-facility of $50,000 and a swingline sub-facility with a limit of $30,000. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility or the occurrence of a default or event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate plus an applicable margin, which adjusts based on financial performance. The margins are 1.75% for base rate loans and 2.75% for LIBOR loans, in each case without a floor. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio as well as customary affirmative and negative covenants and events of default. The Credit Agreement also includes certain restrictions, such as limitations on the incurrence of indebtedness and liens and the making of restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by certain domestic subsidiaries and are secured, on a first priority basis, by substantially all assets of the Company and the guarantors.

At September 30, 2012, there were $21,693 of standby letters of credit outstanding under the Credit Agreement; $178,307 was available for borrowing at that date.

On December 21, 2009, Griffon issued $100,000 principal of 4% convertible subordinated notes due 2017 (the “2017 Notes”). The initial conversion rate of the 2017 Notes was 67.0799 shares of Griffon’s common stock per $1,000 principal amount of notes, corresponding to an initial conversion price of $14.91 per share, a 23% conversion premium over the $12.12 closing price on December 15, 2009. When a cash dividend is declared that would result in an adjustment to the conversion ratio of less than 1%, any adjustment to the conversion ratio is deferred until the first to occur of (i) actual conversion, (ii) the 42nd trading day prior to maturity of the notes, and (iii) such time as the cumulative adjustment equals or exceeds 1%. As of September 30, 2012, aggregate dividends of $0.08 per share resulted in a cumulative change in the conversion rate of 0.86%. Griffon used 8.75% as the nonconvertible debt-borrowing rate to discount the 2017 Notes and will amortize the debt discount through January 2017. At issuance, the debt component of the 2017 Notes was $75,437 and debt discount was $24,563. At September 30, 2012 and September 30, 2011, the 2017 Notes had a capital in excess of par component, net of tax, of $15,720. The fair value of the 2017 Notes approximated $102,000 on September 30, 2012 based upon quoted market prices (level 1 inputs).

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

Griffon’s Employee Stock Ownership Plan (“ESOP”) entered into a loan agreement in August 2010 to borrow $20,000 over a one-year period. The proceeds were used to purchase 1,874,737 shares of Griffon common stock in the open market for $19,973. The loan bears interest at a) LIBOR plus 2.5% or b) the lender’s prime rate, at Griffon’s option. In November 2011, Griffon exercised an option to convert the outstanding loan to a five-year term loan; principal is payable in quarterly installments of $250, beginning December 2011, with a balloon payment of $15,223 due at maturity (November 2016). The loan is secured by shares purchased with the proceeds of the loan, and repayment is guaranteed by Griffon. At September 30, 2012, $18,973 was outstanding.

In addition, the ESOP has a loan agreement, guaranteed by Griffon, which requires quarterly principal payments of $156 and interest through the extended expiration date of December 2013 at which time the $3,125 balance of the loan, and any outstanding interest, will be payable. The primary purpose of this loan was to purchase 547,605 shares of Griffon’s common stock in October 2008. The loan is secured by shares purchased with the proceeds of the loan, and repayment is guaranteed by Griffon. The loan bears interest at rates based upon the prime rate or LIBOR. At September 30, 2012, $3,750 was outstanding.

In October 2006, CBP entered into a capital lease totaling $14,290 for real estate in Troy, Ohio. Approximately $10,000 was used to acquire the building and the remaining amount was restricted for improvements. The lease matures in 2021, bears interest at a fixed rate of 5.1%, is secured by a mortgage on the real estate and is guaranteed by Griffon.

At September 30, 2012 and September 30, 2011, Griffon had $532 of 4% convertible subordinated notes due 2023 (the “2023 Notes”) outstanding. Holders of the 2023 Notes may require Griffon to repurchase all or a portion of their 2023 Notes on July 18, 2013 and 2018, if Griffon’s common stock price is below the conversion price of the 2023 Notes, as well as upon a change in control. An adjustment to the conversion rate will be required as the result of payment of a cash dividend only if such adjustment would be greater than 1% (or at such time as the cumulative impact on the conversion rate reaches 1% in the aggregate). As of September 30, 2012, aggregate dividends of $0.08 per share resulted in a cumulative change in the conversion rate of 0.89%. At September 30, 2012 and September 30, 2011, the 2023 Notes had no capital in excess of par value component as substantially all of these notes were put to Griffon at par and settled in July 2010. The fair value of the 2023 Notes approximated $544 on September 30, 2012 based upon quoted market prices (level 1 inputs).

In November 2010, Clopay Europe GMBH (“Clopay Europe”) entered into a €10,000 revolving credit facility and a €20,000 term loan. The facility accrues interest at Euribor plus 2.1% per annum (2.3% at September 30, 2012), and the term loan accrues interest at Euribor plus 2.2% per annum (2.4% at September 30, 2012). The revolving facility matures in November 2012, but is renewable upon mutual agreement with the bank. Subsequent to September 30, 2012 the line was renewed for an additional year to November 2013. In July 2011, the full €20,000 was drawn on the Term Loan, with a portion of the proceeds used to repay borrowings under the revolving credit facility. The term loan is payable in ten equal quarterly installments which began in September 2011, with maturity in December 2013. Under the term loan, Clopay Europe is required to maintain a certain minimum equity to assets ratio and keep leverage below a certain level, defined as the ratio of total debt to EBITDA. At September 30, 2012, there were no borrowings on the revolving credit with €10,000 available for borrowing.

In February 2012, Clopay do Brazil, a subsidiary of Plastics, borrowed $4,000 at a rate of 104.5% of Brazilian CDI (7.7% at September 30, 2012). The loan was used to refinance existing loans and is collateralized by accounts receivable and a 50% guaranty by Plastics and is to be repaid in four equal, semi-annual installments of principal plus accrued interest beginning in August 2012. Clopay do Brazil also maintains lines of credit of approximately $4,200. Interest on borrowings accrue at a rate of Brazilian CDI plus 6.0% or a fixed rate (13.8% and 10.2%, respectively, at September 30, 2012). At September 30, 2012 there was approximately $2,064 borrowed under the lines.

At September 30, 2012, Griffon and its subsidiaries were in compliance with the terms and covenants of all credit and loan agreements.

In August 2011, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock; this was in addition to the 1,366,000 shares of common stock authorized for repurchase under an existing buyback program. Under the repurchase programs, the Company may, from time to time, purchase shares of its common stock, depending upon market conditions, in open market or privately negotiated transactions, including pursuant to a 10b5-1 plan. During 2011, Griffon purchased 1,531,379 shares of common stock, for a total of $12,367, or $8.08 per share, exhausting the shares under the original program; $48,690 remained under the $50,000 authorization. During 2012, Griffon purchased 1,187,066 shares of common stock under the plan for a total of $10,379, or $8.74 per share; $38,312 remains under the $50,000 authorization.

On November 17, 2011, the Company began declaring quarterly dividends at $0.02 per share; a total of $0.08 per share, for a total of $4,743, was declared and paid in 2012. No cash dividends on Common Stock were declared or paid during the four years ended September 30, 2011. The Company currently intends to pay dividends each quarter; however, the payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to future dividends.

On November 13, 2012, the Company declared a $0.025 per share dividend payable on December 26, 2012 to shareholders of record as of November 29, 2012.

During the year ended September 30, 2012, Griffon used cash for discontinued operations of $2,801, primarily related to settling remaining Installation Services liabilities.

Contractual Obligations

At September 30, 2012, payments to be made pursuant to significant contractual obligations are as follows:

	Payments Due by Period

(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Other

Long-term debt	$716,218	$17,703	$12,792	$129,879	$555,844	$—
Interest expense	239,779	45,269	89,337	84,872	20,301	—
Rental commitments	89,381	22,345	31,575	20,380	15,082	—
Purchase obligations (a)	146,839	132,238	11,194	3,407	—	—
Capital leases	10,928	1,076	2,247	2,293	5,312	—
Capital expenditures	13,489	13,489	—	—	—	—
Supplemental & post-retirement benefits (b)	36,540	6,579	7,783	7,498	14,680	—
Uncertain tax positions (c)	9,059	—	—	—	—	9,059

Total obligations	$1,262,234	$238,699	$154,928	$248,329	$611,209	$9,059

(a)

Purchase obligations are generally for the purchase of goods and services in the ordinary course of business. Griffon uses blanket purchase orders to communicate expected requirements to certain vendors. Purchase obligations reflect those purchase orders where the commitment is considered to be firm. Purchase obligations that extend beyond 2012 are principally related to long-term contracts received from customers of Telephonics.

(b)	Griffon funds required payouts under the non-qualified supplemental defined benefit plan from its general assets and the expected payments are included in each period, as applicable.

(c)

Due to the uncertainty of the potential settlement of future uncertain tax positions, management is unable to estimate the timing of related payments, if any, that will be made subsequent to 2012. These amounts do not include any potential indirect benefits resulting from deductions or credits for payments made to other jurisdictions.

Off-Balance Sheet Arrangements

Except for operating leases and purchase obligations as disclosed herein, Griffon is not a party to any off-balance sheet arrangements.

Off-Set Agreements

Telephonics may enter into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for its products and services from customers in foreign countries. These agreements promote investment in the country, and may be satisfied through activities that do not require Griffon to use its cash, including transferring technology, providing manufacturing and other consulting support. These agreements may also be satisfied through the use of cash for such activities as purchasing supplies from in-country vendors, setting up support centers, research and development investments, acquisitions and building or leasing facilities for in-country operations, if applicable. The amount of the offset requirement is determined by contract value awarded and negotiated percentages with customers. At September 30, 2012, Telephonics had outstanding offset agreements totaling approximately $65,000, primarily related to the Radar Systems segment, some of which extend through 2024. Offset programs usually extend over several years and in some cases provide for penalties in the event Griffon fails to perform in accordance with contract requirements. Historically, Telephonics has not been required to pay any such penalties and as of September 30, 2012, no such penalties are estimable or probable.

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

Compensation expense for restricted stock is recognized ratably over the required service period based on the fair value of the grant calculated as the number of shares granted multiplied by the stock price on the date of grant, and for performance shares, the likelihood of achieving the performance criteria.

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

Acquisitions

Acquired businesses are accounted for using the acquisition method of accounting which requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date and that the fair value of acquired in-process research and development (“IPR&D”) be recorded on the balance sheet. Related transaction costs are expensed as incurred. Any excess of the purchase price over the assigned values of the net assets acquired is recorded as goodwill.

Goodwill, Long-Lived Intangible and Tangible Assets, and Impairment

Griffon has significant intangible and tangible long-lived assets on its balance sheet which includes goodwill and other intangible assets related to acquisitions. Goodwill represents the excess of the cost of net assets acquired in business combinations over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. As required under GAAP, goodwill and indefinite-lived intangibles are reviewed for impairment annually, for Griffon as of September 30, or more frequently whenever events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, using discounted future cash flows for each reporting unit. The testing of goodwill and indefinite-lived intangibles for impairment involves significant use of judgment and assumptions in the determination of a reporting unit’s fair market value. Based upon the results of the annual impairment review, it was determined that the fair value of each reporting unit substantially exceeded the carrying value of the assets, and no impairment existed as of September 30, 2012.

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

Effective January 1, 2012, the Clopay Pension Plan merged with the Ames True Temper Inc. Pension Plan. The merged qualified defined benefit plans was named the Clopay Ames True Temper Plan (“CATT Plan”).

The ATT supplemental executive retirement plan was frozen to new entrants and participants in the plan stopped accruing benefits in 2008.

Newly issued but not yet effective accounting pronouncements

In June 2011, the FASB issued new accounting guidance which requires the presentation of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. The new accounting rules eliminate the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The new accounting rules will be effective for the Company in 2013 and are not expected to have a material effect on the Company’s financial condition or results of operations.

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

None

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

Griffon’s exposure to market risk for changes in interest rates relates primarily to variable interest rate debt and investments in cash and equivalents.

The revolving credit facility and certain other of Griffon’s credit facilities have a LIBOR-based variable interest rate. Due to the current and expected level of borrowings under these facilities, a 100 basis point change in LIBOR would not have a material impact on Griffon’s results of operations or liquidity.

Foreign Exchange

Griffon conducts business in various non-U.S. countries, primarily in Canada, Mexico, Europe, Brazil, Turkey, China, Sweden, Australia and Mexico; therefore, changes in the value of the currencies of these countries affect the financial position and cash flows when translated into U.S. Dollars. Griffon has generally accepted the exposure to exchange rate movements relative to its non-U.S. operations. Griffon may, from time to time, hedge its currency risk exposures. A change of 10% or less in the value of all applicable foreign currencies would not have a material effect on Griffon’s financial position and cash flows.

Item 8.	Financial Statements and Supplementary Data

The financial statements of Griffon and its subsidiaries and the report thereon of Grant Thornton LLP are included herein:

☐	Report of Independent Registered Public Accounting Firm.

☐	Consolidated Balance Sheets at September 30, 2012 and 2011.

☐	Consolidated Statements of Operations for the years ended September 30, 2012, 2011 and 2010.

☐	Consolidated Statements of Cash Flows for the years ended September 30, 2012, 2011 and 2010.

☐	Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended September 30, 2012, 2011 and 2010.

☐	Notes to Consolidated Financial Statements.

☐	Schedule II – Valuation and Qualifying Account.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Griffon Corporation

We have audited the accompanying consolidated balance sheets of Griffon Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of September 30, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended September 30, 2012. We also have audited the Company’s internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these financial statements, for maintaining effective control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements, financial statement schedule and an opinion on Griffon Corporation’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Griffon Corporation and subsidiaries as of September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. In addition, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by COSO.

/s/ GRANT THORNTON LLP
New York, New York
November 16, 2012

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	At September 30, 2012	At September 30, 2011

CURRENT ASSETS
Cash and equivalents	$209,654	$243,029
Accounts receivable, net of allowances of $5,433 and $6,072	239,857	267,471
Contract costs and recognized income not yet billed, net of progress payments of $3,748 and $9,697	70,777	74,737
Inventories, net	257,868	263,809
Prepaid and other current assets	47,472	48,828
Assets of discontinued operations	587	1,381

Total Current Assets	826,215	899,255
PROPERTY, PLANT AND EQUIPMENT, net	356,879	350,050
GOODWILL	358,372	357,888
INTANGIBLE ASSETS, net	230,473	223,189
OTHER ASSETS	31,317	31,197
ASSETS OF DISCONTINUED OPERATIONS	2,936	3,675

Total Assets	$1,806,192	$1,865,254

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$17,703	$25,164
Accounts payable	141,704	186,290
Accrued liabilities	110,337	99,631
Liabilities of discontinued operations	3,639	3,794

Total Current Liabilities	273,383	314,879
LONG-TERM DEBT, net of debt discount of $16,607 and $19,693	681,907	688,247
OTHER LIABILITIES	193,107	204,434
LIABILITIES OF DISCONTINUED OPERATIONS	3,643	5,786

Total Liabilities	1,152,040	1,213,346
COMMITMENTS AND CONTINGENCIES - See Note 15
SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.25 per share, authorized 3,000 shares, no shares issued	—	—
Common stock, par value $0.25 per share, authorized 85,000 shares, issued 76,509 shares and 76,184 shares	19,127	19,046
Capital in excess of par value	482,009	471,928
Retained earnings	436,421	424,153
Treasury shares, at cost, 15,621 common shares and 14,434 common shares	(242,081)	(231,699)
Accumulated other comprehensive loss	(19,559)	(7,724)
Deferred compensation	(21,765)	(23,796)

Total Shareholders’ Equity	654,152	651,908

Total Liabilities and Shareholders’ Equity	$1,806,192	$1,865,254

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended September 30,

	2012	2011	2010

Revenue	$1,861,145	$1,830,802	$1,293,996
Cost of goods and services	1,442,340	1,437,341	1,005,692

Gross profit	418,805	393,461	288,304

Selling, general and administrative expenses	341,696	330,369	261,403
Restructuring and other related charges	4,689	7,543	4,180

Total operating expenses	346,385	337,912	265,583

Income from operations	72,420	55,549	22,721

Other income (expense)
Interest expense	(52,007)	(47,846)	(12,322)
Interest income	292	398	409
Loss from debt extinguishment, net	—	(26,164)	(1,117)
Other, net	1,236	3,714	4,121

Total other income (expense)	(50,479)	(69,898)	(8,909)

Income (loss) before taxes	21,941	(14,349)	13,812
Provision (benefit) for income taxes	4,930	(6,918)	4,308

Income (loss) from continuing operations	$17,011	$(7,431)	$9,504

Discontinued operations:
Income from operations of the discontinued Installation Services business	—	—	142
Provision for income taxes	—	—	54

Income from discontinued operations	—	—	88

Net income (loss)	$17,011	$(7,431)	$9,592

Income (loss) from continuing operations	$0.30	$(0.13)	$0.16
Income from discontinued operations	0.00	0.00	0.00
Basic earnings (loss) per common share	$0.30	$(0.13)	$0.16

Weighted-average shares outstanding	55,914	58,919	58,974

Income (loss) from continuing operations	$0.30	$(0.13)	$0.16
Income from discontinued operations	0.00	0.00	0.00
Diluted earnings (loss) per common share	$0.30	$(0.13)	$0.16

Weighted-average shares outstanding	57,329	58,919	59,993

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended September 30,

	2012	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$17,011	$(7,431)	$9,592
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations	—	—	(88)
Depreciation and amortization	66,264	60,712	40,442
Fair value write-up of acquired inventory sold	—	15,152	—
Stock-based compensation	10,439	8,956	5,778
Provision for losses on accounts receivable	1,212	1,225	2,431
Amortization/write-off of deferred financing costs and debt discounts	6,023	6,733	5,059
Loss from debt extinguishment, net	—	26,164	1,117
Deferred income taxes	(2,627)	(2,749)	(3,666)
(Gain) loss on sale/disposal of assets	56	(251)	74
Change in assets and liabilities, net of assets and liabilities acquired:
(Increase) decrease in accounts receivable and contract costs and recognized income not yet billed	27,269	(30,593)	(25,481)
(Increase) decrease in inventories	9,011	(12,803)	(10,611)
(Increase) decrease in prepaid and other assets	(3,281)	9,065	(14,342)
Increase (decrease) in accounts payable, accrued liabilities and income taxes payable	(46,368)	(42,604)	72,144
Other changes, net	5,121	3,809	676

Net cash provided by operating activities	90,130	35,385	83,125
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(68,851)	(87,617)	(40,477)
Acquired business, net of cash acquired	(22,432)	(855)	(542,000)
Change in funds restricted for capital projects	—	4,629	—
Proceeds from sale of assets	309	1,510	—

Net cash used in investing activities	(90,974)	(82,333)	(584,143)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	—	2,823
Dividends paid	(4,743)	—	—
Purchase of shares for treasury	(10,382)	(18,139)	—
Proceeds from issuance of long-term debt	4,000	674,251	543,875
Payments of long-term debt	(18,546)	(498,572)	(176,802)
Change in short-term borrowings	(1,859)	3,538	—
Financing costs	(97)	(21,653)	(17,455)
Purchase of ESOP shares	—	(19,973)	—
Exercise of stock options	—	2,306	343
Tax effect from exercise/vesting of equity awards, net	834	7	325
Other, net	100	345	184

Net cash provided by (used in) financing activities	(30,693)	122,110	353,293
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities	(2,801)	(962)	(638)

Net cash used in discontinued operations	(2,801)	(962)	(638)

Effect of exchange rate changes on cash and equivalents	963	(973)	(2,668)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(33,375)	73,227	(151,031)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	243,029	169,802	320,833

CASH AND EQUIVALENTS AT END OF PERIOD	$209,654	$243,029	$169,802

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$49,533	$21,396	$6,489
Cash paid for taxes	8,713	10,219	4,643

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

			CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS			ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED ESOP & OTHER COMPENSATION		COMPREHENSIVE INCOME (LOSS)
	COMMON STOCK				TREASURY SHARES

(in thousands)	SHARES	PAR VALUE			SHARES	COST			Total

Balance at 9/30/2009	73,663	$18,415	$438,438	$421,992	12,466	$(213,560)	$28,170	$(5,248)	$688,207	$21,409

Net income	—	—	—	9,592	—	—	—	—	9,592	9,592
Common stock issued for options exercised	48	13	329	—	—	—	—	—	342
Tax effect from exercise/vesting of equity awards, net	—	—	325	—	—	—	—	—	325
Amortization of deferred compensation	—	—	—	—	—	—	—	744	744
Restricted stock awards granted, net	630	157	(627)	—	—	—	—	—	(470)
Issuance of convertible debt, net	—	—	13,694	—	—	—	—	—	13,694
ESOP allocation of common stock	—	—	266	—	—	—	—	—	266
Stock-based compensation	—	—	5,765	—	—	—	—	13	5,778
Issuance of common stock pursuant to acquisition	239	60	2,765	—	—	—	—	—	2,825
Translation of foreign financial statements	—	—	—	—	—	—	(9,677)	—	(9,677)	(9,677)
Pension OCI, net of tax	—	—	—	—	—	—	(911)	—	(911)	(911)

Balance at 9/30/2010	74,580	18,645	460,955	431,584	12,466	(213,560)	17,582	(4,491)	710,715	$(996)

Net income (loss)	—	—	—	(7,431)	—	—	—	—	(7,431)	$(7,431)
Common stock issued for options exercised	339	85	2,425	—	—	—	—	—	2,510
Tax effect from exercise/vesting of equity awards, net	—	—	7	—	—	—	—	—	7
Amortization of deferred compensation	—	—	—	—	—	—	—	668	668
Common stock acquired	—	—	—	—	1,968	(18,139)	—	—	(18,139)
Restricted stock awards granted, net	1,265	316	(588)	—	—	—	—	—	(272)
ESOP purchase of common stock	—	—	—	—	—	—	—	(19,973)	(19,973)
ESOP allocation of common stock	—	—	173	—	—	—	—	—	173
Stock-based compensation	—	—	8,956	—	—	—	—	—	8,956
Translation of foreign financial statements	—	—	—	—	—	—	(11,232)	—	(11,232)	(11,232)
Pension OCI, net of tax	—	—	—	—	—	—	(14,074)	—	(14,074)	(14,074)

Balance at 9/30/2011	76,184	$19,046	$471,928	$424,153	14,434	$(231,699)	$(7,724)	$(23,796)	$651,908	$(32,737)

Net income	—	—	—	17,011	—	—	—	—	17,011	$17,011
Dividend	—	—	—	(4,743)	—	—	—	—	(4,743)
Tax effect from exercise/vesting of equity awards, net	—	—	834	—	—	—	—	—	834
Amortization of deferred compensation	—	—	—	—	—	—	—	2,031	2,031
Common stock acquired	—	—	—	—	1,187	(10,382)	—	—	(10,382)
Restricted stock awards granted, net	325	81	(1,064)	—	—	—	—	—	(983)
ESOP allocation of common stock	—	—	(128)	—	—	—	—	—	(128)
Stock-based compensation	—	—	10,439	—	—	—	—	—	10,439
Translation of foreign financial statements	—	—	—	—	—	—	(6,754)	—	(6,754)	(6,754)
Pension OCI, net of tax	—	—	—	—	—	—	(5,081)	—	(5,081)	(5,081)

Balance at 9/30/2012	76,509	$19,127	$482,009	$436,421	15,621	$(242,081)	$(19,559)	$(21,765)	$654,152	$5,176

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)

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
(US dollars and non US currencies in thousands, except per share data)

Discontinued Operations – Installation Services

In 2008, as a result of the downturn in the residential housing market, Griffon exited substantially all operating activities of its Installation Services segment which sold, installed and serviced garage doors and openers, fireplaces, floor coverings, cabinetry and a range of related building products, primarily for the new residential housing market. Operating results of substantially all of this segment have been reported as discontinued operations in the Consolidated Statements of Operations for all periods presented; the Installation Services segment is excluded from segment reporting.

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

Cash and equivalents

Griffon considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash equivalents primarily consist of overnight commercial paper, highly-rated liquid money market funds backed by U.S. Treasury securities and U.S. Agency securities, as well as insured bank deposits. Griffon had cash in non-U.S. bank accounts of approximately $15,914 and $39,738 at September 30, 2012 and 2011, respectively. Substantially all U.S. cash and equivalents are covered by government insurance or backed by government securities. Griffon regularly evaluates the financial stability of all institutions and funds that hold its cash and equivalents.

Fair value of financial instruments

The carrying values of cash and equivalents, accounts receivable, accounts and notes payable and revolving credit debt approximate fair value due to either the short-term nature of such instruments or the fact that the interest rate of the revolving credit debt is based upon current market rates.

The fair values of Griffon’s 2018 senior notes, 2017 and 2023 4% convertible notes approximated $580,250, $102,000 and $544, respectively on September 30, 2012. Fair values were based upon quoted market prices (level 1 inputs).

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Insurance contracts with a value of $4,183 and trading securities with a value of $697 at September 30, 2012, are measured and recorded at fair value based upon quoted prices in active markets for identical assets (level 1 inputs).

Items Measured at Fair Value on a Recurring Basis

At September 30, 2012, Griffon had $1,500 of Australian dollar contracts at a weighted average rate of $0.966. The contracts, which protect Australia operations from currency fluctuations for U.S. dollar based purchases, do not qualify for hedge accounting and a fair value loss of $1 was recorded in other assets and to other income for the outstanding contracts based on similar contract values (level 2 inputs) for the year ended September 30, 2012. All contracts expire in 15 to 75 days.

Pension plan assets with a fair value of $160,833 at September 30, 2012, are measured and recorded at fair value based upon quoted prices in active markets for identical assets (level 1 inputs), quoted market prices for similar assets (level 2 inputs) and derived by audited financial statements (level 3 inputs).

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

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

Accounts receivable, allowance for doubtful accounts and concentrations of credit risk

Accounts receivable is composed principally of trade accounts receivable that arise primarily from the sale of goods or services on account and is stated at historical cost. A substantial portion of Griffon’s trade receivables are from customers of HBP, of which the largest customer is Home Depot, whose financial condition is dependent on the construction and related retail sectors of the economy. In addition, a significant portion of Griffon’s trade receivables are from one Plastics customer, P&G, whose financial condition is dependent on the consumer products and related sectors of the economy. As a percentage of consolidated accounts receivable, U.S. Government related programs was 18%, while Home Depot and P&G were each under 10%. Griffon performs continuing evaluations of the financial condition of its customers, and although Griffon generally does not require collateral, letters of credit may be required from customers in certain circumstances.

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Customer program reserves and cash discounts are netted against accounts receivable when it is customer practice to reduce invoices for these amounts. The amount netted against accounts receivable in 2012 and 2011 was $8,653 and $12,683, respectively.

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

Depreciation expense, which includes amortization of assets under capital leases, was $58,216, $52,844 and $38,456 for the years ended September 30, 2012, 2011 and 2010, respectively, and was calculated on a straight-line basis over the estimated useful lives of the assets. Estimated useful lives for property, plant and equipment are as follows: buildings and building improvements, 25 to 40 years; machinery and equipment, 2 to 15 years and leasehold improvements, over the term of the lease or life of the improvement, whichever is shorter.

Capitalized interest costs included in property, plant and equipment were $2,975, $2,250 and $1,700 for the years ended September 30, 2012, 2011 and 2010, respectively. The original cost of fully-depreciated property, plant and equipment remaining in use at September 30, 2012 was approximately $195,000.

Goodwill and indefinite-lived intangibles

Goodwill is the excess of the acquisition cost of a business over the fair value of the identifiable net assets acquired. Goodwill is not amortized, but is subject to an annual impairment test unless during an interim period, impairment indicators, such as a significant change in the business climate, exist.

Griffon performed its annual impairment testing of goodwill as of September 30, 2012. The performance of the test involves a two-step process. The first step

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

involves comparing the fair value of Griffon’s reporting units with the reporting unit’s carrying amount, including goodwill. Griffon generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the present value of expected future cash flows. This method uses Griffon’s own market assumptions. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, Griffon performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.

Griffon defines its reporting units as its three segments.

Griffon used five year projections and a 3.0% terminal value to which discount rates between 9.5% and 11.5% were applied to calculate each unit’s fair value. To substantiate fair values derived from the income approach methodology of valuation, the implied fair value was reconciled to Griffon’s market capitalization, the results of which supported the implied fair values. Any changes in key assumptions or management judgment with respect to a reporting unit or its prospects, which may result from a decline in Griffon’s stock price, a change in market conditions, market trends, interest rates or other factors outside Griffon’s control, or significant underperformance relative to historical or project future operating results, could result in a significantly different estimate of the fair value of the reporting units, which could result in a future impairment charge.

Based upon the results of the annual impairment review, it was determined that the fair value of each reporting unit substantially exceeded the carrying value of the assets, as performed under step one, and no impairment existed.

Similar to Goodwill, Griffon tests indefinite-lived intangible assets at least annually and when indicators of impairment exist. Griffon uses a discounted cash flow method to calculate and compare the fair value of the intangible to its book value. This method uses Griffon’s own market assumptions which are reasonable and supportable. If the fair value is less than the book value of the indefinite-lived intangibles, an impairment charge would be recognized. There was no impairment related to any indefinite-lived intangible assets in 2012.

Definite-lived long-lived assets

Amortizable intangible assets are carried at cost less accumulated amortization. For financial reporting purposes, definite-lived intangible assets are amortized on a straight-line basis over their useful lives, generally eight to twenty-five years. Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition.

For 2012 and 2011, the future undiscounted cash flows expected to be generated from the use of definite-lived long-lived assets were substantially greater than the carrying value of the assets, and as such, there was no impairment.

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Griffon provides for uncertain tax positions and any related interest and penalties based upon Management’s assessment of whether a tax benefit is more likely than not of being sustained upon examination by tax authorities. At September 30, 2012 Griffon believes that it has appropriately accounted for all unrecognized tax benefits. As of September 30, 2012, 2011 and 2010, Griffon has recorded unrecognized tax benefits in the amount of $11,876, $12,910 and $11,764, respectively. Accrued interest and penalties related to income tax matters are recorded in the provision for income taxes.

Research and development costs, shipping and handling costs and advertising costs

Research and development costs not recoverable under contractual arrangements are charged to SG&A expense as incurred and amounted to $23,600, $23,900 and $21,400 in 2012, 2011 and 2010, respectively.

SG&A expenses include shipping and handling costs of $40,200 in 2012, $41,600 in 2011 and $32,100 in 2010 and advertising costs, which are expensed as incurred, of $22,000 in 2012, $23,000 in 2011 and $14,700 in 2010.

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

Griffon has local insurance coverage in Germany, Brazil, Canada, Ireland, Australia, Turkey, Mexico and China which is subject to reasonable deductibles. Griffon has worldwide excess coverage above these local programs.

Griffon Corporation and its U.S. subsidiaries also self assume health related claims to a maximum of $300 per participant, per year.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

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

Newly issued but not yet effective accounting pronouncements

In June 2011, the FASB issued new accounting guidance which requires the presentation of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. The new accounting rules eliminate the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The new accounting rules will be effective for the Company in 2013 and are not expected to have a material effect on the Company’s financial condition or results of operations.

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

None

NOTE 2 — ACQUISITIONS

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

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

Pro Forma Information

The following unaudited pro forma information illustrates the effect on Griffon’s revenue and net earnings for the twelve-month period ended September 30, 2010, assuming that the acquisition of ATT had taken place on October 1, 2009.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Year Ended September 30, 2010

Revenue from continuing operations:
As reported	$1,293,996
Pro forma	1,737,630
Net earnings from continuing operations:
As reported	$9,504
Pro forma	16,885
Diluted earnings per share from continuing operations:
As reported	$0.16
Pro forma	0.28

Average shares - Diluted (in thousands)	59,993

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

NOTE 3 — INVENTORIES

The following table details the components of inventory:

	At September 30, 2012	At September 30, 2011

Raw materials and supplies	$63,596	$76,563
Work in process	67,077	66,585
Finished goods	127,195	120,661

Total	$257,868	$263,809

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT

The following table details the components of property, plant and equipment, net:

	At September 30, 2012	At September 30, 2011

Land, building and building improvements	$125,330	$126,340
Machinery and equipment	622,983	571,414
Leasehold improvements	34,890	32,867

	783,203	730,621
Accumulated depreciation and amortization	(426,324)	(380,571)

Total	$356,879	$350,050

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

NOTE 5 — GOODWILL AND OTHER INTANGIBLES

The following table provides changes in carrying value of goodwill by segment through the year ended September 30, 2012:

	At September 30, 2010	Other adjustments including currency translations	At September 30, 2011	Goodwill from 2012 acquisitions	Other adjustments including currency translations	At September 30, 2012

Home & Building Products	$265,147	$—	$265,147	$4,655	$—	$269,802
Telephonics	18,545	—	18,545	—	—	18,545
Plastics	77,612	(3,416)	74,196	—	(4,171)	70,025

Total	$361,304	$(3,416)	$357,888	$4,655	$(4,171)	$358,372

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	At September 30, 2012			At September 30, 2011

	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization

Customer relationships	$167,603	$21,799	25	$155,602	$13,862
Unpatented technology	6,751	2,334	11	6,534	1,749

Total amortizable intangible assets	174,354	24,133		162,136	15,611
Trademarks	80,252	—		76,664	—

Total intangible assets	$254,606	$24,133		$238,800	$15,611

Amortization expense for intangible assets subject to amortization was $8,048, $7,867 and $1,987 for the years ended September 30, 2012, 2011 and 2010, respectively. Amortization expense for each of the next five years and thereafter, based on current intangible balances and classifications, is estimated as follows: 2013 - $7,892; 2014 - $7,658; 2015 - $7,483; 2016 - $7,355 and 2017 - $7,265; thereafter - $112,568.

NOTE 6 — DISCONTINUED OPERATIONS

In 2008, as a result of the downturn in the residential housing market, Griffon exited substantially all operating activities of its Installation Services segment which sold, installed and serviced garage doors and openers, fireplaces, floor coverings, cabinetry and a range of related building products, primarily for the new residential housing market. Operating results of substantially all of this segment have been reported as discontinued operations in the Consolidated Statements of Operations for all periods presented; the Installation Services segment is excluded from segment reporting.

In 2008, Griffon’s Board of Directors approved a plan to exit substantially all operating activities of the Installation Services segment. In 2008, Griffon sold eleven units, closed one unit and merged two units into CBP.

Griffon substantially concluded its remaining disposal activities in 2009. There was no reported revenue in 2012, 2011 and 2010.

The following amounts related primarily to the Installation Services segment have been segregated from Griffon’s continuing operations and are reported as assets and liabilities of discontinued operations in the consolidated balance sheets:

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

	At September 30, 2012	At September 30, 2011

Assets of discontinued operations:
Prepaid and other current assets	$587	$1,381
Other long-term assets	2,936	3,675

Total assets of discontinued operations	$3,523	$5,056

Liabilities of discontinued operations:
Accrued liabilities, current	$3,639	$3,794
Other long-term liabilities	3,643	5,786

Total liabilities of discontinued operations	$7,282	$9,580

NOTE 7 — ACCRUED LIABILITIES

The following table details the components of accrued liabilities:

	At September 30, 2012	At September 30, 2011

Compensation	$41,550	$34,703
Interest	20,588	22,242
Warranties and rebates	10,589	10,439
Insurance	8,373	8,199
Rent, utilities and freight	3,649	3,989
Income and other taxes	6,793	5,592
Royalties	2,071	2,031
Marketing and advertising	1,513	1,991
Deferred income taxes	129	402
Other	15,082	10,043

Total	$110,337	$99,631

NOTE 8 – RESTRUCTURING AND OTHER RELATED CHARGES

In June 2009, CBP undertook to consolidate its manufacturing facilities. These actions were completed in 2011. CBP incurred total pre-tax exit and restructuring costs approximating $9,031, substantially all of which were cash charges; charges include $1,160 for one-time termination benefits and other personnel costs, $210 for excess facilities and related costs, and $7,661 for other exit costs, primarily in connection with production realignment, and had $10,365 of capital expenditures. The restructuring costs were $3,611 in 2011, $4,180 in 2010 and $1,240 in 2009.

In 2012 and 2011, ATT recognized $874 and $886, respectively, in restructuring and other related exit costs primarily related to termination benefits for operating personnel due to the closing of the Bernie, MO facility and other administrative personnel. Over the two years, administrative headcount was reduced by 31 and operating headcount was reduced by 7.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

In 2012 and 2011, Telephonics recognized $3,815 and $3,046 of restructuring charges primarily related to two separate voluntary early retirement plan and other restructuring costs, reducing headcount by 185 over the two year period.

A summary of the restructuring and other related charges included in the line item “Restructuring and other related charges” in the Consolidated Statements of Operations recognized for 2010, 2011 and 2012 were as follows:

	Workforce Reduction	Facilities & Exit Costs	Other Related	Total

Amounts incurred in the year ended:
September 30, 2010	$602	$2,549	$1,029	$4,180
September 30, 2011	3,789	1,809	1,945	7,543
September 30, 2012	4,204	379	106	4,689

The activity in the restructuring accrual recorded in accrued liabilities consisted of the following:

	Workforce Reduction	Facilities & Exit Costs	Other Related	Total

Accrued liability at September 30, 2010	$1,541	$—	$—	$1,541
Charges	3,789	1,809	1,945	7,543
Payments	(2,673)	(1,809)	(1,945)	(6,427)

Accrued liability at September 30, 2011	$2,657	$—	$—	$2,657
Charges	4,204	379	106	4,689
Payments	(4,310)	(205)	—	(4,515)

Accrued liability at September 30, 2012	$2,551	$174	$106	$2,831

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

Changes in Griffon’s warranty liability, included in Accrued liabilities, were as follows:

	Years Ended September 30,
	2012	2011

Balance, beginning of period	$7,963	$6,719
Warranties issued and charges in estimated pre-existing warranties	6,088	5,415
Actual warranty costs incurred	(5,195)	(4,171)

Balance, end of period	$8,856	$7,963

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

NOTE 10 — NOTES PAYABLE, CAPITALIZED LEASES AND LONG-TERM DEBT

The present value of the net minimum payments on capitalized leases as of September 30, 2012 is as follows:

At September 30, 2012

Total minimum lease payments	$13,586
Less amount representing interest payments	(2,658)

Present value of net minimum lease payments	10,928
Current portion	(1,076)

Capitaled lease obligation, less current portion	$9,852

Minimum payments under current capital leases for the next five years are as follows: $1,605 in 2013, $1,582 in 2014, $1,553 in 2015, $1,513 in 2016 and $1,437 in 2017.

Included in the consolidated balance sheet at September 30, 2012 under property, plant and equipment are costs and accumulated depreciation subject to capitalized leases of $15,342 and $4,414, respectively, and included in other assets are deferred interest charges of $232. Included in the consolidated balance sheet at September 30, 2011 under property, plant and equipment are costs and accumulated depreciation subject to capitalized leases of $15,230 and $3,334, respectively, and included in other assets are deferred interest charges of $257. The capitalized leases carry interest rates from 5% to 10% and mature from 2013 through 2022.

In October 2006, a subsidiary of Griffon entered into a capital lease totaling $14,290 for real estate it occupies in Troy, Ohio. Approximately $10,000 was used to acquire the building and the remaining amount was used for improvements. The lease matures in 2022, bears interest at a fixed rate of 5.1%, is secured by a mortgage on the real estate and is guaranteed by Griffon.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Debt at September 30, 2012 and 2011 consisted of the following:

		At September 30, 2012

		Outstanding Balance	Original Issuer Discount	Balance Sheet	Capitalized Fees & Expenses	Coupon Interest Rate

Senior notes due 2018	(a)	$550,000	$—	$550,000	$8,862	7.125%
Revolver due 2016	(a)	—	—	—	2,175	n/a
Convert. debt due 2017	(b)	100,000	(16,607)	83,393	1,921	4.000%
Real estate mortgages	(c)	14,063	—	14,063	271	n/a
ESOP Loans	(d)	22,723	—	22,723	32	n/a
Capital lease - real estate	(e)	10,455	—	10,455	232	5.000%
Convert. debt due 2023	(f)	532	—	532	—	4.000%
Term loan due 2013	(g)	12,873	—	12,873	107	n/a
Revolver due 2012	(g)	—	—	—	—	n/a
Foreign line of credit	(h)	2,064	—	2,064	—	n/a
Foreign term loan	(h)	2,693	—	2,693	19	n/a
Other long term debt	(k)	814	—	814	—

Totals		716,217	(16,607)	699,610	$13,619

less: Current portion		(17,703)	—	(17,703)

Long-term debt		$698,514	$(16,607)	$681,907

		At September 30, 2011

		Outstanding Balance	Original Issuer Discount	Balance Sheet	Capitalized Fees & Expenses	Coupon Interest Rate

Senior notes due 2018	(a)	$550,000	$—	$550,000	$11,337	7.125%
Revolver due 2016	(a)	—	—	—	2,937	n/a
Convert. debt due 2017	(b)	100,000	(19,693)	80,307	2,474	4.000%
Real estate mortgages	(c)	18,233	—	18,233	379	n/a
ESOP Loans	(d)	24,348	—	24,348	17	n/a
Capital lease - real estate	(e)	11,341	—	11,341	257	5.000%
Convert. debt due 2023	(f)	532	—	532	—	4.000%
Term loan due 2013	(g)	24,096	—	24,096	201	n/a
Revolver due 2012	(g)	—	—	—	33	n/a
Foreign line of credit	(h)	3,780	—	3,780	—	n/a
Foreign term loan	(h)	—	—	—	—	n/a
Other long term debt	(k)	774	—	774	—

Totals		733,104	(19,693)	713,411	$17,635

less: Current portion		(25,164)	—	(25,164)

Long-term debt		$707,940	$(19,693)	$688,247

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Interest expense consists of the following for the years ended September 30, 2012, 2011 and 2010.

		Year Ended September 30, 2012

		Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense

Senior notes due 2018	(a)	7.4%	$39,188	$—	$1,623	$40,811
Revolver due 2016	(a)	n/a	881	—	622	1,503
Convert. debt due 2017	(b)	9.2%	4,000	3,086	443	7,529
Real estate mortgages	(c)	4.0%	575	—	86	661
ESOP Loans	(d)	3.0%	707	—	6	713
Capital lease - real estate	(e)	5.3%	551	—	25	576
Convert. debt due 2023	(f)	4.0%	21	—	—	21
Term loan due 2013	(g)	5.0%	831	—	87	918
Revolver due 2012	(g)	n/a	102	—	34	136
Foreign line of credit	(h)	14.3%	228	—	—	228
Foreign term loan	(h)	10.5%	238	—	11	249
Term loan due 2016	(i)	n/a	—	—	—	—
Asset based loan	(i)	n/a	—	—	—	—
Revolver due 2013	(j)	n/a	—	—	—	—
Other long term debt	(k)		557	—	—	557
Capitalized interest			(1,895)	—	—	(1,895)

Totals			$45,984	$3,086	$2,937	$52,007

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

		Year Ended September 30, 2011

		Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense

Senior notes due 2018	(a)	7.4%	$21,118	$—	$881	$21,999
Revolver due 2016	(a)	n/a	—	—	332	332
Convert. debt due 2017	(b)	9.0%	3,944	2,832	443	7,219
Real estate mortgages	(c)	5.6%	761	—	86	847
ESOP Loans	(d)	2.7%	345	—	67	412
Capital lease - real estate	(e)	5.3%	602	—	26	628
Convert. debt due 2023	(f)	4.0%	20	—	—	20
Term loan due 2013	(g)	n/a	338	—	71	409
Revolver due 2012	(g)	n/a	90	—	107	197
Foreign line of credit	(h)	3.0%	91	—	—	91
Foreign term loan	(h)	n/a	—	—	—	—
Term loan due 2016	(i)	9.5%	13,405	572	838	14,815
Asset based loan	(i)	6.2%	1,076	58	341	1,475
Revolver due 2013	(j)	1.2%	160	—	79	239
Other long term debt	(k)		104	—	—	104
Capitalized interest			(941)	—	—	(941)

Totals			$41,113	$3,462	$3,271	$47,846

		Year Ended September 30, 2010

		Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense

Senior notes due 2018	(a)	n/a	$—	$—	$—	$—
Revolver due 2016	(a)	n/a	—	—	—	—
Convert. debt due 2017	(b)	9.1%	$3,240	$1,847	$382	$5,469
Real estate mortgages	(c)	6.4%	487	—	18	505
ESOP Loans	(d)	1.6%	87	—	—	87
Capital lease - real estate	(e)	5.2%	634	—	25	659
Convert. debt due 2023	(f)	9.4%	2,021	2,037	155	4,213
Term loan due 2013	(g)	n/a	—	—	—	—
Revolver due 2012	(g)	n/a	—	—	—	—
Foreign line of credit	(h)	n/a	—	—	—	—
Foreign term loan	(h)	n/a	—	—	—	—
Term loan due 2016	(i)	7.8%	86	—	—	86
Asset based loan	(i)	4.3%	1,181	—	404	1,585
Revolver due 2013	(j)	2.7%	575	—	191	766
Other long term debt	(k)		39	—	—	39
Capitalized interest			(1,087)	—	—	(1,087)

Totals			$7,263	$3,884	$1,175	$12,322

Minimum payments under debt agreements for the next five years are as follows: $17,703 in 2013, $9,719 in 2014, $3,073 in 2015, $28,710 in 2016 and $101,169 in 2017.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

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

On March 18, 2011, Griffon entered into a five-year $200,000 Revolving Credit Facility (“Credit Agreement”), which included a letter of credit sub-facility with a limit of $50,000, a multi-currency sub-facility of $50,000 and a swingline sub-facility with a limit of $30,000. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility or the occurrence of a default or event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate plus an applicable margin, which adjusts based on financial performance. The margins are 1.75% for base rate loans and 2.75% for LIBOR loans, in each case without a floor. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio as well as customary affirmative and negative covenants and events of default. The Credit Agreement also includes certain restrictions, such as limitations on the incurrence of indebtedness and liens and the making of restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by certain domestic subsidiaries and are secured, on a first priority basis, by substantially all assets of the Company and the guarantors.

At September 30, 2012, there were $21,693 of standby letters of credit outstanding under the Credit Agreement; $178,307 was available for borrowing at that date.

(b)

On December 21, 2009, Griffon issued $100,000 principal of 4% convertible subordinated notes due 2017 (the “2017 Notes”). The initial conversion rate of the 2017 Notes was 67.0799 shares of Griffon’s common stock per $1,000 principal amount of notes, corresponding to an initial conversion price of $14.91 per share, a 23% conversion premium over the $12.12 closing price on December 15, 2009. When a cash dividend is declared that would result in an adjustment to the conversion ratio of less than 1%, any adjustment to the conversion ratio is deferred until the first to occur of (i) actual conversion, (ii) the 42nd trading day prior to maturity of the notes, and (iii) such time as the cumulative adjustment equals or exceeds 1%. As of September 30, 2012, aggregate dividends of $0.08 per share resulted in a cumulative change in the conversion rate of 0.86%. Griffon used 8.75% as the nonconvertible debt-borrowing rate to discount the 2017 Notes and will amortize the debt discount through January 2017. At issuance, the debt component of the 2017 Notes was $75,437 and debt discount was $24,563. At September 30, 2012 and September 30, 2011, the 2017 Notes had a capital in excess of par component, net of tax, of $15,720.

(c)

On December 20, 2010, Griffon entered into two second lien real estate mortgages to secure new loans totaling $11,834. The loans mature in February 2016, are collateralized by the related properties and are guaranteed by Griffon. The loans bear interest at a rate of LIBOR plus 3% with the option to swap to a fixed rate.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Griffon has other real estate mortgages, collateralized by real property, which bear interest at 6.3% and mature in 2016. On October 3, 2011, the mortgage at Russia, Ohio was paid in full, on maturity.

(d)

Griffon’s Employee Stock Ownership Plan (“ESOP”) entered into a loan agreement in August 2010 to borrow $20,000 over a one-year period. The proceeds were used to purchase 1,874,737 shares of Griffon common stock in the open market for $19,973. The loan bears interest at a) LIBOR plus 2.5% or b) the lender’s prime rate, at Griffon’s option. In November 2011, Griffon exercised an option to convert the outstanding loan to a five-year term loan; principal is payable in quarterly installments of $250, beginning December 2011, with a balloon payment of $15,223 due at maturity (November 2016). The loan is secured by shares purchased with the proceeds of the loan, and repayment is guaranteed by Griffon. At September 30, 2012, $18,973 was outstanding.

In addition, the ESOP has a loan agreement, guaranteed by Griffon, which requires quarterly principal payments of $156 and interest through the extended expiration date of December 2013 at which time the $3,125 balance of the loan, and any outstanding interest, will be payable. The primary purpose of this loan was to purchase 547,605 shares of Griffon’s common stock in October 2008. The loan is secured by shares purchased with the proceeds of the loan, and repayment is guaranteed by Griffon. The loan bears interest at rates based upon the prime rate or LIBOR. At September 30, 2012, $3,750 was outstanding.

(e)

In October 2006, CBP entered into a capital lease totaling $14,290 for real estate in Troy, Ohio. The lease matures in 2021, bears interest at a fixed rate of 5.1%, is secured by a mortgage on the real estate and is guaranteed by Griffon.

(f)

At September 30, 2012 and September 30, 2011, Griffon had $532 of 4% convertible subordinated notes due 2023 (the “2023 Notes”) outstanding. Holders of the 2023 Notes may require Griffon to repurchase all or a portion of their 2023 Notes on July 18, 2013 and 2018, if Griffon’s common stock price is below the conversion price of the 2023 Notes, as well as upon a change in control. An adjustment to the conversion rate will be required as the result of payment of a cash dividend only if such adjustment would be greater than 1% (or at such time as the cumulative impact on the conversion rate reaches 1% in the aggregate). As of September 30, 2012, aggregate dividends of $0.08 per share resulted in a cumulative change in the conversion rate of 0.89%. At September 30, 2012 and September 30, 2011, the 2023 Notes had no capital in excess of par value component as substantially all of these notes were put to Griffon at par and settled in July 2010.

(g)

In November 2010, Clopay Europe GMBH (“Clopay Europe”) entered into a €10,000 revolving credit facility and a €20,000 term loan. The facility accrues interest at Euribor plus 2.1% per annum (2.3% at September 30, 2012), and the term loan accrues interest at Euribor plus 2.2% per annum (2.4% at September 30, 2012). The revolving facility matures in November 2012, but is renewable upon mutual agreement with the bank. Subsequent to September 30, 2012 the line was renewed for an additional year to November 2013. In July 2011, the full €20,000 was drawn on the Term Loan, with a portion of the proceeds used to repay borrowings under the revolving credit facility. The term loan is payable in ten equal quarterly installments which began in September 2011, with maturity in December 2013. Under the term loan, Clopay Europe is required to maintain a certain minimum equity to assets ratio and keep leverage below a certain level, defined as the ratio of total debt to EBITDA. At September 30, 2012, there were no borrowings on the revolving credit with €10,000 available for borrowing.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

(h)

In February 2012, Clopay do Brazil, a subsidiary of Plastics, borrowed $4,000 at a rate of 104.5% of Brazilian CDI (7.7% at September 30, 2012). The loan was used to refinance existing loans and is collateralized by accounts receivable and a 50% guaranty by Plastics and is to be repaid in four equal, semi-annual installments of principal plus accrued interest beginning in August 2012. Clopay do Brazil also maintains lines of credit of approximately $4,200. Interest on borrowings accrue at a rate of Brazilian CDI plus 6.0% or a fixed rate (13.8% or 10.2%, respectively, at September 30, 2012). At September 30, 2012 there was approximately $2,064 borrowed under the lines.

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

At September 30, 2012, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements.

In 2011, in connection with the termination of the Term Loan, ABL and Telephonics credit agreement, Griffon recorded a $26,164 loss on extinguishment of debt consisting of $21,617 of deferred financing charges and original issuer discounts, a call premium of $3,703 on the Term Loan, and $844 of swap and other breakage costs.

As part of the acquisition of ATT, Griffon acquired interest rate swaps that had fair values totaling $3,845 at September 30, 2010. These swaps were terminated in October 2010 for $4,303, including accrued interest of $458.

NOTE 11 – EMPLOYEE BENEFIT PLANS

Griffon offers defined contribution plans to most of its U.S. employees. In addition to employee contributions to the plans, Griffon makes contributions based upon various percentages of compensation and/or employee contributions, which were $7,300 in 2012, $7,500 in 2011 and $5,200 in 2010.

The Company also provides healthcare and life insurance benefits for certain groups of retirees through several plans. For certain employees, the benefits are at fixed amounts per retiree and are partially contributory by the retiree. The post-retirement benefit obligation was $2,262 and $2,177 as of September 30, 2012 and 2011. The accumulated other comprehensive loss for these plans was $79 and $78 as of September 30, for 2012 and 2011, respectively and the 2012 and 2011 benefit expense was $76 and $175, respectively. It is the Company’s practice to fund these benefits as incurred.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Griffon also has qualified and non-qualified defined benefit plans covering certain employees with benefits based on years of service and employee compensation. Over time, these amounts will be recognized as part of net periodic pension costs in the Consolidated Statements of Operations.

Griffon is responsible for overseeing the management of the investments of the qualified defined benefit plan and uses the service of an investment manager to manage these assets based on agreed upon risk profiles set by Griffon management. The primary objective of the qualified defined benefit plan is to secure participant retirement benefits. As such, the key objective in this plan’s financial management is to promote stability and, to the extent appropriate, growth in the funded status. Financial objectives are established in conjunction with a review of current and projected plan financial requirements. The fair value of a majority of the plan assets were determined by the plans’ trustee using quoted market prices for identical instruments (level 1 inputs) as of September 30, 2012. The fair value of various other investments were determined by the plan’s trustee using direct observable market corroborated inputs, including quoted market prices for similar assets (level 2 inputs). The fair value of investments with significant unobservable inputs was supported by audited financial statements (level 3 inputs).

Effective January 1, 2012, the Clopay Pension Plan merged with the Ames True Temper Inc. Pension Plan. The merged qualified defined benefit plan was named the Clopay Ames True Temper Plan (the “CATT Plan”).

The Clopay portion of the CATT Plan has been frozen to new entrants since December 2000. Certain employees who were part of the plan prior to December 2000 continued to accrue a service benefit through December 2010, at which time all plan participants stopped accruing service benefits.

The ATT portion of the CATT Plan has been frozen to all new entrants since November 2009 and stopped accruing benefits in December 2009.

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Net periodic benefit costs (benefits) were as follows:

	Defined Benefits for the Years Ended September 30,			Supplemental Benefits for the Years Ended September 30,

	2012	2011	2010	2012	2011	2010

Net periodic costs (benefits)
Service cost	$238	$377	$529	$36	$34	$29
Interest cost	9,191	9,552	1,645	1,692	1,759	1,984
Expected return on plan assets	(11,896)	(11,501)	(1,371)	—	—	—

Amortization of:
Prior service costs	6	8	9	171	328	328
Actuarial loss	1,735	1,144	1,064	1,137	1,141	986

Total net periodic costs (benefits)	$(726)	$(420)	$1,876	$3,036	$3,262	$3,327

The tax benefits in 2012, 2011 and 2010 for the amortization of pension costs in other comprehensive income (loss) were $1,067, $917 and $835, respectively.

The estimated net actuarial loss and prior service cost that will be amortized from Accumulated other comprehensive income into net periodic pension cost during 2013 are $3,360 and $20, respectively.

The weighted-average assumptions used in determining the net periodic (benefits) costs were as follows:

	Defined Benefits for the Years Ended September 30,			Supplemental Benefits for the Years Ended September 30,

	2012	2011	2010	2012	2011	2010

Discount rate	4.44%	4.89%	5.60%	4.30%	4.26%	5.00%
Average wage increase	0.11%	0.72%	3.50%	4.89%	4.89%	5.00%
Expected return on assets	7.71%	7.72%	7.00%	—	—	—

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Plan assets and benefit obligation of the defined and supplemental benefit plans were as follows:

	Defined Benefits at September 30,		Supplemental Benefits at September 30,

	2012	2011	2012	2011

Change in benefit obligation
Benefit obligation at beginning of fiscal year	$212,660	$200,208	$41,285	$43,220
Benefits earned during the year	238	378	36	34
Interest cost	9,191	9,552	1,692	1,759
Plan participant contributions	16	25	—	—
Benefits paid	(10,359)	(10,607)	(3,936)	(3,915)
Effect of foreign currency	(413)	13	—	—
Actuarial loss	21,616	13,091	2,396	187

Benefit obligation at end of fiscal year	232,949	212,660	41,473	41,285

Change in Plan Assets
Fair value of plan assets at beginning of fiscal year	137,678	133,733	—	—
Actual return on plan assets	25,190	636	—	—
Plan participant contributions	16	25	—	—
Company contributions	8,638	13,889	3,936	3,915
Effect of foreign currency	(330)	2	—	—
Benefits paid	(10,359)	(10,607)	(3,936)	(3,915)

Fair value of plan assets at end of fiscal year	160,833	137,678	—	—

Projected benefit obligation in excess of plan assets	$(72,116)	$(74,982)	$(41,473)	$(41,285)

Amounts recognized in the statement of financial position consist of:
Accrued liabilities	$—	$—	$(3,897)	$(3,918)
Other liabilities (long-term)	(72,116)	(74,982)	(37,576)	(37,367)

Total Liabilites	(72,116)	(74,982)	(41,473)	(41,285)

Net actuarial losses	44,656	38,057	20,750	19,491
Prior service cost	10	16	113	284
Deferred taxes	(15,633)	(13,326)	(7,302)	(6,921)

Total Accumulated other comprehensive loss, net of tax	29,033	24,747	13,561	12,854

Net amount recognized at September 30,	$(43,083)	$(50,235)	$(27,912)	$(28,431)

Accumulated benefit obligations	$232,574	$212,430	$41,473	$40,878

Information for plans with accumulated benefit obligations in excess of plan assets:
ABO	$232,574	$212,430	$41,473	$40,878
PBO	232,949	212,660	41,473	41,285
Fair value of plan assets	160,833	137,678	—	—

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

The weighted-average assumptions used in determining the benefit obligations were as follows:

	Defined Benefits at September 30,		Supplemental Benefits at September 30,

	2012	2011	2012	2011

Weighted average discount rate	3.67%	4.44%	3.40%	4.30%
Weighted average wage increase	0.11%	0.11%	4.87%	4.89%

The actual and weighted-average asset allocation for qualified benefit plans were as follows:

	At September 30,

	2012	2011	Target

Equity securities	66.0%	55.0%	63.0%
Fixed income	29.0%	41.0%	37.0%
Other	5.0%	4.0%	0.0%

Total	100.0%	100.0%	100.0%

Estimated future benefit payments to retirees, which reflect expected future service, are as follows:

For the fiscal years ending September	Defined Benefits	Supplemental Benefits

2013	$10,455	$3,951
2014	10,789	3,951
2015	10,965	3,832
2016	11,208	3,778
2017	11,410	3,720
2018 through 2022	61,319	14,680

Griffon expects to contribute $2,628 to the Defined Benefit plans in 2013, in addition to the $3,951 in payments related to the Supplemental Benefits that will primarily be funded from the general assets of Griffon.

The CATT Plan is covered by the Pension Protection Act of 2006. The Adjusted Funding Target Attainment Percent (“AFTAP”) for the plan as of January 1, 2012 was 94.5%. Since the plan was in excess of the 80% funding threshold there were no plan restrictions. The expected level of 2013 catch up contributions is $2,802.

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

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

Interest in Limited Partnerships and Hedge Funds - One limited partnership investment is a private equity fund and the fair value is determined by the fund managers based on the estimated value of the various holdings of the fund portfolio. One of the commingled mutual funds is based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of shares outstanding; these asset values are estimated by underlying managers of the assets in which the fund invests. These investments are classified within Level 3 of the valuation hierarchy.

The following table presents the fair values of Griffon’s pension and post-retirement plan assets by asset category:

At September 30, 2012

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash and equivalents	$29	$—	$—	$29
Short-term investment funds	—	5,231	—	5,231
Government agency securities	—	2,899	—	2,899
Debt instruments	—	30,616	—	30,616
Equity securities	62,713	—	—	62,713
Commingled funds	—	50,105	6,224	56,329
Limited partnerships and hedge
fund investments	—	—	3,016	3,016

Total	$62,742	$88,851	$9,240	$160,833

The activity for the level 3 assets was as follows:

Beginning Balance at September 30, 2011	$—
Actual Return on Plan Assets	175
Purchases	9,065

Ending Balance at September 30, 2012	$9,240

For 2012, the actual return on plan assets were $159 for the commingled fund and $16 for private equity.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

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

Griffon has an ESOP that covers substantially all domestic employees. All employees of Griffon, who are not members of a collective bargaining unit, automatically become eligible to participate in the plan on the October 1st following completion of one year of service. Griffon’s securities are allocated to participants’ individual accounts based on the proportion of each participant’s aggregate compensation (not to exceed $245 for the plan year ended September 30, 2012), to the total of all participants’ compensation. Shares of the ESOP which have been allocated to employee accounts are charged to expense based on the fair value of the shares transferred and are treated as outstanding in earnings per share. Compensation expense under the ESOP was $1,796 in 2012, $841 in 2011 and $1,011 in 2010. The cost of the shares held by the ESOP and not yet allocated to employees is reported as a reduction of Shareholders’ Equity. The fair value of the unallocated ESOP shares as of September 30, 2012 and 2011 based on the closing stock price of Griffon’s stock was $21,993 and $19,761, respectively. The ESOP shares were as follows:

	At September 30,

	2012	2011

Allocated shares	2,335,040	2,233,950
Unallocated shares	2,135,287	2,339,813

	4,470,327	4,573,763

NOTE 12 – INCOME TAXES

Income taxes have been based on the following components of Income before taxes and discontinued operations:

	For the Years Ended September 30,

	2012	2011	2010

Domestic	$27,910	$(17,869)	$7,360
Non-U.S.	(5,969)	3,520	6,452

	$21,941	$(14,349)	$13,812

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Provision (benefit) for income taxes on income from continuing operations was comprised of the following:

	For the Years Ended September 30,

	2012	2011	2010

Current	$7,557	$(4,169)	$7,974
Deferred	(2,627)	(2,749)	(3,666)

Total	$4,930	$(6,918)	$4,308

U.S. Federal	$3,400	$(8,988)	$5,426
State and local	(1,301)	91	(1,795)
Non-U.S.	2,831	1,979	677

Total provision	$4,930	$(6,918)	$4,308

Griffon’s income tax provision (benefit) included benefits of ($3,356) in 2012, ($733) in 2011 and ($2,740) in 2010 reflecting the reversal of previously recorded tax liabilities primarily due to the resolution of various tax audits and due to the closing of certain statutes for prior years’ tax returns.

Differences between the effective income tax rate applied to income from continuing operations and U.S. Federal income statutory rate were as follows:

	For the Years Ended September 30,

	2012	2011	2010

U.S. Federal income tax provision (benefit) rate	35.0%	(35.0)%	35.0%
State and local taxes, net of Federal benefit	3.6	(1.9)	2.6
Non-U.S. taxes	7.0	5.3	(11.3)
Non-deductible acquisition costs	—	—	9.5
Change in contingency reserves	(6.7)	2.2	(5.5)
Executive compensation limits	7.1	13.1	—
Repatriation of foreign earnings	(12.3)	—	—
Valuation allowance on foreign tax credits	(2.4)	(27.2)	—
Non-deductible meals and entertainment	1.2	2.0	1.4
Research credits	(0.7)	(5.4)	—
Deferred tax impact of state rate change	(11.0)	—	—
Other	1.6	(1.3)	(0.4)

Effective tax provision (benefit) rate	22.5%	(48.2)%	31.3%

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

The tax effect of temporary differences that give rise to future deferred tax assets and liabilities are as follows:

	At September 30,

	2012	2011

Deferred tax assets:
Bad debt reserves	$2,071	$2,436
Inventory reserves	12,589	10,042
Deferred compensation (Equity compensation and defined benefit plans)	42,773	44,083
Compensation benefits	2,706	—
Insurance reserve	3,924	4,697
Restructuring reserve	489	342
Warranty reserve	3,587	3,617
Interest carryforward	—	3,942
Net operating loss	25,708	33,451
Tax credits	5,622	15,451
Other reserves and accruals	651	5,572

	100,120	123,633
Valuation allowance	(10,541)	(9,481)

Total deferred tax assets	89,579	114,152

Deferred tax liabilities:
Deferred income	(14,051)	(14,728)
Compensation benefits	—	(1,042)
Goodwill and intangibles	(70,463)	(77,798)
Property, plant and equipment	(33,673)	(43,073)
Interest	(6,542)	(7,371)
Unremitted earnings	—	(13,258)
Other	(1,323)	(2,469)

Total deferred tax liabilities	(126,052)	(159,739)

Net deferred tax liabilities	$(36,473)	$(45,587)

The change in the valuation allowance relates to the foreign tax credits, partially offset by an increase in the valuation allowance for certain foreign tax attributes.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

The components of the net deferred tax liability, by balance sheet account, were as follows:

	At September 30,

	2012	2011

Prepaid and other current assets	$16,059	$17,412
Other assets	2,956	1,704
Current liabilities	(129)	(402)
Other liabilities	(55,882)	(65,042)
Assets of discontinued operations	523	741

Net deferred liability assets	$(36,473)	$(45,587)

At September 30, 2011, other than for the ATT pre-acquisition unremitted foreign earnings, and at September 30, 2012, Griffon has not recorded deferred income taxes on the undistributed earnings of its non-U.S. subsidiaries because of management’s ability and intent to indefinitely reinvest such earnings outside the U.S. At September 30, 2012, Griffon’s share of the undistributed earnings of the non-U.S. subsidiaries amounted to approximately $75,189. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

At September 30, 2011 deferred income taxes were recorded on pre-acquisition undistributed earnings of non-U.S. subsidiaries for the ATT group of entities. The deferred income taxes were recorded as these earnings were historically not indefinitely reinvested outside of the U.S. At September 30, 2012 the pre-acquisition unremitted foreign earnings of ATT group were distributed as a dividend to the U.S. Parent Corp. recognizing the previously recorded deferred tax liability.

At September 30, 2012 and 2011, Griffon had net operating loss carryforwards for federal tax purposes of $0 and $51,000, respectively, resulting from the acquisition of ATT and prior year U.S. losses, and had loss carryforwards for non-U.S. tax purposes of $75,400 and $54,500, respectively. The non-U.S. loss carryforwards are available for carryforward indefinitely.

Griffon had State and local loss carryforwards at September 30, 2012 and 2011 of $6,303 and $5,900, respectively, which expire in varying amounts through 2032.

Griffon had foreign tax credit carryforwards of $3,361 and $13,291 at September 30, 2012 and 2011, respectively, which are available for use through 2017.

Griffon files U.S. Federal, state and local tax returns, as well as Germany, Canada, Brazil, Ireland, Australia, Mexico and Sweden non-U.S. jurisdiction tax returns. Griffon’s U.S. Federal income tax returns are no longer subject to income tax examination for years before 2006, the German income tax returns are no longer subject to income tax examination for years through 2007 and major U.S. state and other non-U.S. jurisdictions are no longer subject to income tax examinations for years before 2001. Various U.S. state and non-U.S. statutory tax audits are currently underway.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

The following is a roll forward of the unrecognized tax benefits:

Balance at October 1, 2010	$11,764
Additions based on tax positions related to the current year	1,858
Reductions based on tax positions related to prior years	(614)
Lapse of Statutes	(60)
Settlements	(38)

Balance at September 30, 2011	12,910

Additions based on tax positions related to the current year	1,840
Reductions based on tax positions related to prior years	(822)
Lapse of Statutes	(617)
Settlements	(1,435)

Balance at September 30, 2012	$11,876

If recognized, the amount of potential tax benefits that would impact Griffon’s effective tax rate is $8,605. Griffon recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. At September 30, 2012 and 2011, the combined amount of accrued interest and penalties related to tax positions taken or to be taken on Griffon’s tax returns and recorded as part of the reserves for uncertain tax positions was $2,141 and $2,586, respectively. Griffon cannot reasonably estimate the extent to which existing liabilities for uncertain tax positions may increase or decrease within the next twelve months as a result of the progression of ongoing tax audits or other events. Griffon believes that it has adequately provided for all open tax years by tax jurisdiction.

NOTE 13 – STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION

On November 17, 2011, the Company began declaring quarterly dividends. No cash dividends on Common Stock were declared or paid during the four years ended September 30, 2011. During 2012, the Company declared and paid dividends totaling $0.08 per share. The Company currently intends to pay dividends each quarter; however, the payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to future dividends.

Compensation expense for restricted stock is recognized ratably over the required service period based on the fair value of the grant calculated as the number of shares granted multiplied by the stock price on the date of grant, and for performance shares, the likelihood of achieving the performance criteria. Compensation cost related to stock-based awards with graded vesting are amortized using the straight-line attribution method.

In February 2011, shareholders approved the Griffon Corporation 2011 Equity Incentive Plan (“Incentive Plan”) under which awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, deferred shares and other stock-based awards may be granted. Options granted under the Incentive Plan may be either “incentive stock options” or nonqualified stock options, generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The maximum number of shares of common stock available for award under the Incentive Plan is 3,000,000 (600,000 of which may be issued as incentive stock options) plus any shares underlying awards outstanding on the effective date of the Incentive Plan under the 2006 Incentive Plan that are subsequently cancelled or forfeited. As of September 30, 2012, 1,802,159 shares were available for grant.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

All grants outstanding under the Griffon Corporation 2001 Stock Option Plan, 2006 Equity Incentive Plan and Outside Director Stock Award Plan will continue under their terms; no additional awards will be granted under such plans.

A summary of stock option activity for the years ended September 30, 2012, 2011 and 2010 is as follows:

	Options

	Shares	Weighted Average Exercise Price	Aggregated Intrinsic Value	Weighted Average Contractual Term (Years)

Outstanding at September 30, 2009	1,690,339	$15.18
Granted	—
Exercised	(54,075)	6.33	$337
Forfeited/expired	(92,043)	16.46

Outstanding at September 30, 2010	1,544,221	15.42	1,667	3.9

Exercisable at September 30, 2010	1,421,930	15.04	1,667	3.5

Outstanding at September 30, 2010	1,544,221	15.42
Granted	—
Exercised	(333,125)	7.74	1,848
Forfeited/expired	(41,435)	18.34

Outstanding at September 30, 2011	1,169,661	17.50	1,667	3.7

Exercisable at September 30, 2011	1,169,661	17.50	1,667	3.7

Outstanding at September 30, 2011	1,169,661	17.50
Granted	—
Exercised	—
Forfeited/Expired	(239,900)	12.74

Outstanding at September 30, 2012	929,761	18.73	—	3.4

Exercisable at September 30, 2012 through:
September 30, 2013	215,526	14.01		0.5
September 30, 2014	129,750	19.88		1.6
September 30, 2015	147,035	18.50		2.7
September 30, 2016	73,450	25.66		3.6
September 30, 2017	14,000	14.78		4.8
September 30, 2018	—
September 30, 2019	350,000	20.00		6.0

Total Exercisable	929,761	$18.73		3.4

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

	Options Outstanding & Exercisable

Range of Exercises Prices	Shares	Weighted Average Exercise Price	Aggregated Intrinsic Value	Weighted Average Contractual Term (Years)

$12.39 to $14.78	189,526	$12.78	$—	0.8
$17.23 to $19.49	185,535	17.69	—	2.2
$20.00 to $26.06	554,700	21.11	—	4.6

Totals	929,761		$—

All stock options were fully vested at September 30, 2012 and no options vested during 2012. The fair value of options vested during the years ended September 30, 2011 and 2010 were $270 and $585, respectively.

A summary of restricted stock activity, inclusive of restricted stock units, for the years ended September 30, 2012, 2011 and 2010 is as follows:

	Shares	Weighted Average Grant Price	Aggregated Intrinsic Value*	Weighted Average Contractual Term (Years)

Outstanding at September 30, 2009	1,623,385	$9.55	$2,422	3.0
Granted	713,637	11.36	8,108
Fully Vested	(52,998)	21.90	707
Forfeited	(52,500)	14.79	776

Outstanding at September 30, 2010	2,231,524	9.71	6,281	2.5
Granted	1,415,700	12.68	17,946
Fully Vested	(407,268)	10.67	5,209
Forfeited	(130,009)	11.75	1,527

Outstanding at September 30, 2011	3,109,947	10.85	493	2.8
Granted	439,500	9.33	4,101
Fully Vested	(41,045)	11.35	428
Forfeited	(65,400)	11.13	728

Outstanding at September 30, 2012	3,443,002	10.38	2,828	1.5

*Aggregated intrinsic value at the date the shares were outstanding, granted, vested or forfeited, as applicable.

Unrecognized compensation expense related to non-vested shares of restricted stock was $15,100 at September 30, 2012 and will be recognized over a weighted average vesting period of 1.3 years.

At September 30, 2012, a total of approximately 6,174,922 shares of Griffon’s authorized Common Stock were reserved for issuance in connection with stock compensation plans.

For the years ended September 30, 2012, 2011 and 2010, stock based compensation expense totaled $10,439, $8,956 and $5,778, respectively.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

In August 2011, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock; this was in addition to the 1,366,000 shares of common stock authorized for repurchase under an existing buyback program. Under the repurchase programs, the Company may, from time to time, purchase shares of its common stock, depending upon market conditions, in open market or privately negotiated transactions, including pursuant to a 10b5-1 plan. During 2011, Griffon purchased 1,531,379 shares of common stock, for a total of $12,367, or $8.08 per share, exhausting the shares under the original program; $48,690 remained under the $50,000 authorization. During 2012, Griffon purchased 1,187,066 shares of common stock under the plan for a total of $10,379, or $8.74 per share; $38,312 remains under the $50,000 authorization.

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of Accumulated other comprehensive income (loss) were:

	At September 30,

	2012	2011	2010

Foreign currency translation adjustment	$23,202	$29,956	$41,187
Minimum pension liability	(42,761)	(37,680)	(23,605)

Accumulative other comprehensive income (loss)	$(19,559)	$(7,724)	$17,582

NOTE 15 – COMMITMENTS AND CONTINGENT LIABILITIES

Operating leases

Griffon rents real property and equipment under operating leases expiring at various dates. Most of the real property leases have escalation clauses related to increases in real property taxes. Rent expense for all operating leases totaled approximately $30,598, $34,600 and $25,100 in 2012, 2011 and 2010, respectively. Aggregate future minimum lease payments for operating leases at September 30, 2012 are $22,345 in 2013, $17,098 in 2014, $14,477 in 2015, $11,647 in 2016, $8,733 in 2017 and $15,082 thereafter.

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

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

Improper Advertisement Claim involving Union Tools Products. Since December 2004, a customer of ATT has been named in various litigation matters relating to certain Union Tools products. The plaintiffs in those litigation matters have asserted causes of action against the customer of ATT for improper advertisement to end consumers. The allegations suggest that advertisements led the consumers to believe that Union Tools’ hand tools were wholly manufactured within boundaries of the United States. The complaints assert various causes of action against the customer of ATT under federal and state law, including common law fraud. At some point, likely once the litigation against the customer of ATT ends, the customer may seek indemnity (including recovery of its legal fees and costs) against ATT for an unspecified amount. Presently, ATT cannot estimate the amount of loss, if any, if the customer were to seek legal recourse against ATT.

Department of Environmental Conservation of New York State, regarding Frankfort, NY site. During fiscal 2009, an underground fuel tank with surrounding soil contamination was discovered at the Frankfort, N.Y. site which is the result of historical facility operations prior to ATT’s ownership. While ATT was actively working with the DEC and the New York State Department of Health to define remediation requirements relative to the underground fuel tank, the DEC took the position that ATT was responsible to remediate other types of contamination on the site. After negotiations with the DEC, on August 15, 2011, ATT executed an Order on Consent with the DEC. The Order is without admission or finding of liability or acknowledgement that there has been a release of hazardous substances at the site. Importantly, the Order does not waive any rights that ATT has under a 1991 Consent Judgment entered into between the DEC and a predecessor of ATT relating to the site. The Order requires that ATT identify Areas of Concern at the site, and formulate a strategy to investigate and remedy both on and off site conditions in compliance with applicable environmental law. At the conclusion of the remedy phase of the remediation to the satisfaction of the DEC, the DEC will issue a Certificate of Completion. On August 1, 2012 a fire occurred during the course of demolition of certain structures at the Frankfort, NY site. The fire caused extensive damage requiring additional remediation under the oversight of DEC. The insurance carrier for the demolition contractor has responded and has committed to funding the cost of remediation and clean up resulting from the fire. The cleanup is ongoing.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

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

NOTE 16 – EARNINGS PER SHARE

Basic and diluted EPS for the years ended September 30, 2012, 2011 and 2010 were determined using the following information (in thousands):

	Years Ended September 30,

	2012	2011	2010

Weighted average shares outstanding - basic	55,914	58,919	58,974
Incremental shares from stock based compensation	1,415	—	1,019

Weighted average shares outstanding - diluted	57,329	58,919	59,993

Anti-dilutive options excluded from diluted EPS computation	930	1,170	1,036
Anti-dilutive restricted stock excluded from diluted EPS computation	—	1,235	208

Griffon has the intent and ability to settle the principal amount of the 2017 Notes in cash, as such, the potential issuance of shares related to the principal amount of the 2017 Notes does not affect diluted shares.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

NOTE 17 – RELATED PARTIES

An affiliate of GS Direct acted as placement agent for the sale of the 2017 notes in December 2009; provided financial advice to Griffon in connection with the ATT acquisition; acted as co-lead arranger, co-bookrunner and co-syndication agent in connection with the Term Loan; acted as dealer manager for the tender of two prior issuances of ATT bonds; and acted as a co-manager with respect to the sale of the 7.125% senior notes due 2018 in March 2011. Fees and expenses paid in 2011 and 2010 were approximately $825 and $14,149, respectively.

NOTE 18 — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly results of operations for the years ended September 30, 2012 and 2011 were as follows:

Quarter ended	Revenue	Gross Profit	Net Income (loss)	Per Share - Basic	Per Share - Diluted

2012
December 31, 2011	$451,032	$102,708	$2,488	$0.04	$0.04
March 31, 2012	482,431	102,801	2,027	0.04	0.04
June 30, 2012	480,246	115,645	9,048	0.16	0.16
September 30, 2012	447,436	97,651	3,448	0.06	0.06

	$1,861,145	$418,805	$17,011	$0.30	$0.30

2011
December 31, 2010	$414,402	$87,859	$(1,680)	$(0.03)	$(0.03)
March 31, 2011	476,129	101,143	(14,001)	(0.24)	(0.24)
June 30, 2011	455,282	99,169	4,872	0.08	0.08
September 30, 2011	484,989	105,290	3,378	0.06	0.06

	$1,830,802	$393,461	$(7,431)	$(0.13)	$(0.13)

Notes to Quarterly Financial Information (unaudited):
•	Earnings (loss) per share are computed independently for each quarter and year presented; as such the sum of the quarters may not be equal to the full year amounts.
•

2012 Net income and the related per share earnings, included restructuring and other related charges, net of tax, of $1,167 and $1,881 for the first and fourth quarters, respectively, and $3,048 for the year; and acquisition related costs of $116 and $194 for the first and fourth quarters, respectively, and $310 for the year.

•

2011 Net income (loss), and the related per share earnings, included restructuring and other related charges, net of tax, of $905, $788, $1,377 and $1,833 for each quarter, respectively, and $4,903 for the year; fair value of acquired inventory sold of $7,387 and $2,462 for the first and second quarters, respectively, and $9,849 for the year; and loss from debt extinguishment of $16,813 for the second quarter and for the year.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Information on Griffon’s business segments is as follows:

	For the Years Ended September 30,

	2012	2011	2010

REVENUE
Home & Building Products:
ATT	$433,866	$434,789	$—
CBP	422,674	404,947	389,366

Home & Building Products	856,540	839,736	389,366
Telephonics	441,503	455,353	434,516
Plastics	563,102	535,713	470,114

Total consolidated net sales	$1,861,145	$1,830,802	$1,293,996

	For the Years Ended September 30,

	2012	2011	2010

INCOME (LOSS) BEFORE TAXES
Segment operating profit:
Home & Building Products	$37,082	$28,228	$4,986
Telephonics	49,232	40,595	38,586
Plastics	13,688	13,308	20,469

Total segment operating profit	100,002	82,131	64,041
Unallocated amounts	(26,346)	(22,868)	(27,394)
Unallocated acquisition costs	—	—	(9,805)
Loss from debt extinguishment, net	—	(26,164)	(1,117)
Net interest expense	(51,715)	(47,448)	(11,913)

Income (loss) before taxes	$21,941	$(14,349)	$13,812

	For the Years Ended September 30,

	2012	2011	2010

Segment profit before depreciation, amortization, restructuring, fair value write-up of acquired inventory sold and acquisition costs:
Home & Building Products	$70,467	$77,119	$19,351
Telephonics	60,565	50,875	46,120
Plastics	40,000	37,639	42,853

Total Segment profit before depreciation, amortization, restructuring, fair value write-up of acquired inventory sold and acquisition costs	171,032	165,633	108,324
Unallocated amounts	(26,346)	(22,868)	(27,394)
Loss from debt extinguishment, net	—	(26,164)	(1,117)
Net interest expense	(51,715)	(47,448)	(11,913)
Segment depreciation and amortization	(65,864)	(60,361)	(40,103)
Restructuring charges	(4,689)	(7,543)	(4,180)
Fair value write-up of acquired inventory sold	—	(15,152)	—
Acquisition costs	(477)	(446)	(9,805)

Income (loss) before taxes	$21,941	$(14,349)	$13,812

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

	For the Years Ended September 30,

	2012	2011	2010

DEPRECIATION and AMORTIZATION
Segment:
Home & Building Products	$32,034	$28,796	$10,185
Telephonics	7,518	7,234	7,534
Plastics	26,312	24,331	22,384

Total segment depreciation and amortization	65,864	60,361	40,103
Corporate	400	351	339

Total consolidated depreciation and amortization	$66,264	$60,712	$40,442

CAPITAL EXPENDITURES
Segment:
Home & Building Products	$24,648	$28,083	$10,527
Telephonics	11,979	8,291	12,410
Plastics	32,069	50,824	16,819

Total segment	68,696	87,198	39,756
Corporate	155	419	721

Total consolidated capital expenditures	$68,851	$87,617	$40,477

	At September 30, 2012	At September 30, 2011	At September 30, 2010

ASSETS
Segment assets:
Home & Building Products	$943,766	$972,714	$923,331
Telephonics	255,420	288,968	268,373
Plastics	430,395	450,452	397,470

Total segment assets	1,629,581	1,712,134	1,589,174
Corporate	173,088	148,064	157,645

Total continuing assets	1,802,669	1,860,198	1,746,819
Assets of discontinued operations	3,523	5,056	6,882

Consolidated total	$1,806,192	$1,865,254	$1,753,701

Segment information by geographic region was as follows:

	For the Years Ended September 30,

REVENUE BY GEOGRAPHIC AREA	2012	2011	2010

United States	$1,317,911	$1,265,977	$880,480
Europe	255,323	262,518	220,507
Canada	120,457	125,330	68,934
South America	93,243	96,340	70,450
All other countries	74,210	80,637	53,625

Consolidated revenue	$1,861,145	$1,830,802	$1,293,996

PROPERTY, PLANT & EQUIPMENT BY GEOGRAPHIC AREA	At September 30, 2012	At September 30, 2011	At September 30, 2010

United States	$254,080	$234,876	$216,659
Germany	65,750	74,225	61,860
All other countries	37,049	40,949	36,241

Consolidated property, plant and equipment, net	$356,879	$350,050	$314,760

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

As a percentage of consolidated revenue, HBP sales to Home Depot were approximately 12% in 2012 and 12% in 2011; Plastics sales to P&G were approximately 13% in 2012, 14% in 2011 and 18% in 2010; and Telephonics’ sales to the United States Government and its agencies, either as a prime contractor or subcontractor, aggregated approximately 19% in 2012, 19% in 2011 and 24% in 2010.

NOTE 20 – OTHER INCOME (EXPENSE)

Other income (expense) included ($1,414), $626 and $249 for the years ended September 30, 2012, 2011 and 2010, respectively, of currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries.

NOTE 21 – CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the domestic assets of Clopay Building Products Company, Inc., Clopay Plastic Products Company, Inc., Telephonics Corporation, Ames True Temper Inc., and ATT Southern, Inc. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act of 1933, presented below are condensed consolidating financial information as of September 30, 2012 and 2011, and for the years ended September 30, 2012, 2011 and 2010. The financial information may not necessarily be indicative of results of operations or financial position had the guarantor companies or non-guarantor companies operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly-owned subsidiaries accounted for under the equity method.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

CONDENSED CONSOLIDATING BALANCE SHEETS
At September 30, 2012

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation

CURRENT ASSETS
Cash and equivalents	$125,093	$34,782	$49,779	$—	$209,654
Accounts receivable, net of allowances	—	187,487	81,279	(28,909)	239,857
Contract costs and recognized income not yet billed, net of progress payments	—	69,216	1,561	—	70,777
Inventories, net	—	194,618	63,203	47	257,868
Prepaid and other current assets	(851)	23,929	21,958	2,436	47,472
Assets of discontinued operations	—	—	587	—	587

Total Current Assets	124,242	510,032	218,367	(26,426)	826,215

PROPERTY, PLANT AND EQUIPMENT, net	1,224	244,261	111,394	—	356,879
GOODWILL	—	288,147	70,225	—	358,372
INTANGIBLE ASSETS, net	—	164,633	65,840	—	230,473
INTERCOMPANY RECEIVABLE	508,984	648,347	542,025	(1,699,356)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	2,143,427	528,411	2,650,084	(5,321,922)	—
OTHER ASSETS	49,718	60,609	8,187	(87,197)	31,317
ASSETS OF DISCONTINUED OPERATIONS	—	—	2,936	—	2,936

Total Assets	$2,827,595	$2,444,440	$3,669,058	$(7,134,901)	$1,806,192

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$1,625	$1,032	$15,046	$—	$17,703
Accounts payable and accrued liabilities	44,649	167,230	66,640	(26,478)	252,041
Liabilities of discontinued operations	—	—	3,639	—	3,639

Total Current Liabilities	46,274	168,262	85,325	(26,478)	273,383

LONG-TERM DEBT, net of debt discounts	655,023	9,782	17,102	—	681,907
INTERCOMPANY PAYABLES	—	558,905	1,149,748	(1,708,653)	—
OTHER LIABILITIES	68,827	183,989	27,489	(87,198)	193,107
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	3,643	—	3,643

Total Liabilities	770,124	920,938	1,283,307	(1,822,329)	1,152,040

SHAREHOLDERS’ EQUITY	2,057,471	1,523,502	2,385,751	(5,312,572)	654,152

Total Liabilities and Shareholders’ Equity	$2,827,595	$2,444,440	$3,669,058	$(7,134,901)	$1,806,192

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation

Revenue	$—	$1,414,910	$499,860	$(53,625)	$1,861,145
Cost of goods and services	—	1,060,183	428,760	(46,603)	1,442,340

Gross profit	—	354,727	71,100	(7,022)	418,805

Selling, general and administrative expenses	18,982	267,677	62,564	(7,527)	341,696
Restructuring and other related charges	—	4,674	15	—	4,689

Total operating expenses	18,982	272,351	62,579	(7,527)	346,385

Income (loss) from operations	(18,982)	82,376	8,521	505	72,420

Other income (expense)
Interest income (expense), net	(14,541)	(25,183)	(11,991)	—	(51,715)
Other, net	13	10,826	(7,756)	(1,847)	1,236

Total other income (expense)	(14,528)	(14,357)	(19,747)	(1,847)	(50,479)

Income (loss) before taxes	(33,510)	68,019	(11,226)	(1,342)	21,941
Provision (benefit) for income taxes	(20,363)	25,366	(73)	—	4,930

Income (loss) before equity in net income of subsidiaries	(13,147)	42,653	(11,153)	(1,342)	17,011
Equity in net income (loss) of subsidiaries	31,500	(11,007)	42,653	(63,146)	—

Net income (loss)	$18,353	$31,646	$31,500	$(64,488)	$17,011

For the Year Ended September 30, 2011

	Parent Company	Guarantor Companies	Non- Guarantor Companies	Elimination	Consolidation

Revenue	$—	$1,379,535	$489,342	$(38,075)	$1,830,802
Cost of goods and services	—	1,055,520	421,261	(39,440)	1,437,341

Gross profit	—	324,015	68,081	1,365	393,461

Selling, general and administrative expenses	16,292	256,880	57,538	(341)	330,369
Restructuring and other related charges	364	7,018	161		7,543

Total operating expenses	16,656	263,898	57,699	(341)	337,912

Income (loss) from operations	(16,656)	60,117	10,382	1,706	55,549

Other income (expense)
Interest income (expense), net	(12,607)	(26,414)	(8,427)	—	(47,448)
Loss from debt extinguishment, net	—	(397)	(25,767)	—	(26,164)
Other, net	(648)	6,882	(1,338)	(1,182)	3,714

Total other income (expense)	(13,255)	(19,929)	(35,532)	(1,182)	(69,898)

Income (loss) before taxes	(29,911)	40,188	(25,150)	524	(14,349)
Provision (benefit) for income taxes	(14,943)	17,977	(9,952)	—	(6,918)

Income (loss) before equity in net income of subsidiaries	(14,968)	22,211	(15,198)	524	(7,431)
Equity in net income (loss) of subsidiaries	7,013	1,139	22,211	(30,363)	—

Income (loss) from operations	(7,955)	23,350	7,013	(29,839)	(7,431)
Income from discontinued operations	—	—	—	—	—

Net income (loss)	$(7,955)	$23,350	$7,013	$(29,839)	$(7,431)

For the Year Ended September 30, 2012

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended September 30, 2010

	Parent Company	Guarantor Companies	Non- Guarantor Companies	Elimination	Consolidation

Revenue	$—	$983,665	$323,867	$(13,536)	$1,293,996
Cost of goods and services	—	740,622	279,632	(14,562)	1,005,692

Gross profit	—	243,043	44,235	1,026	288,304

Selling, general and administrative expenses	26,491	190,308	44,860	(256)	261,403
Restructuring and other related charges	—	4,180	—	—	4,180

Total operating expenses	26,491	194,488	44,860	(256)	265,583

Income (loss) from operations	(26,491)	48,555	(625)	1,282	22,721

Other income (expense)
Interest income (expense), net	(8,607)	6,010	(9,316)	—	(11,913)
Loss from debt extinguishment, net	(6)	(1,111)	—	—	(1,117)
Other intercompany	—	(5,217)	5,217	—	—
Other, net	999	6,917	(2,513)	(1,282)	4,121

Total other income (expense)	(7,614)	6,599	(6,612)	(1,282)	(8,909)

Income (loss) before taxes	(34,105)	55,154	(7,237)	—	13,812
Provision (benefit) for income taxes	(14,853)	18,017	1,144		4,308

Income (loss) before equity in net income of subsidiaries	(19,252)	37,137	(8,381)	—	9,504
Equity in net income (loss) of subsidiaries	28,844	1,115	37,137	(67,096)	—

Income (loss) from operations	9,592	38,252	28,756	(67,096)	9,504
Income from discontinued operations	—	—	88	—	88

Net income (loss)	$9,592	$38,252	$28,844	$(67,096)	$9,592

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended September 30, 2012

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$18,353	$31,646	$31,500	$(64,488)	$17,011

Net cash provided by (used in) operating activities	(24,315)	93,349	21,096	—	90,130

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(155)	(63,388)	(5,308)	—	(68,851)
Acquired business, net of cash acquired	—	(22,432)	—	—	(22,432)
Intercompany distributions	10,000	(10,000)	—	—	—
Proceeds from sale of investment	—	200	109	—	309

Net cash provided by (used in) investing activities	9,845	(95,620)	(5,199)	—	(90,974)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(10,382)	—	—	—	(10,382)
Proceeds from issuance of long-term debt	(23,000)	491,372	27,000	(491,372)	4,000
Payments of long-term debt	(1,625)	(4,351)	(12,570)	—	(18,546)
Decrease in short-term borrowings	—	—	(1,859)	—	(1,859)
Intercompany debt	—	—	—	—	—
Financing costs	(65)	—	(32)	—	(97)
Tax effect from exercise/vesting of equity awards, net	834	—	—	—	834
Dividend	(4,743)	(219,516)	219,516	—	(4,743)
Other, net	96	(245,616)	(245,752)	491,372	100

Net cash provided by (used in) financing activities	(38,885)	21,889	(13,697)	—	(30,693)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities	—	—	(2,801)	—	(2,801)

Net cash used in discontinued operations	—	—	(2,801)	—	(2,801)

Effect of exchange rate changes on cash and equivalents	—	—	963	—	963

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(53,355)	19,618	362	—	(33,375)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	178,448	15,164	49,417	—	243,029

CASH AND EQUIVALENTS AT END OF PERIOD	$125,093	$34,782	$49,779	$—	$209,654

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended September 30, 2011

	Parent Company	Guarantor Companies	Non- Guarantor Companies	Elimination	Consolidation

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,955)	$23,350	$7,013	$(29,839)	$(7,431)

Net cash provided by (used in) operating activities	43,407	38,657	(46,679)	—	35,385

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(418)	(55,455)	(31,744)	—	(87,617)
Acquired business, net of cash acquired	—	(1,066)	211	—	(855)
Intercompany distributions	10,000	(10,000)	—	—	—
Funds restricted for capital projects	—	4,629	—	—	4,629
Proceeds from sale of investment	—	68	1,442	—	1,510

Net cash provided by (used in) investing activities	9,582	(61,824)	(30,091)	—	(82,333)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(18,139)	—	—	—	(18,139)
Proceeds from issuance of long-term debt	569,973	—	104,278	—	674,251
Payments of long-term debt	(625)	(31,138)	(466,809)	—	(498,572)
Change in short-term borrowings	—	—	3,538	—	3,538
Intercompany debt	(468,372)	—	468,372	—	—
Financing costs	(14,663)	—	(6,990)	—	(21,653)
Purchase of ESOP shares	(19,973)	—	—	—	(19,973)
Exercise of stock options	2,306	—	—	—	2,306
Tax effect from exercise/vesting of equity awards, net	7	—	—	—	7
Other, net	345	12,356	(12,356)	—	345

Net cash provided by (used in) financing activities	50,859	(18,782)	90,033	—	122,110

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	—	—	(962)	—	(962)

Effect of exchange rate changes on cash and equivalents			(973)		(973)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	103,848	(41,949)	11,328	—	73,227
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	74,600	57,113	38,089	—	169,802

CASH AND EQUIVALENTS AT END OF PERIOD	$178,448	$15,164	$49,417	$—	$243,029

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended September 30, 2010

	Parent Company	Guarantor Companies	Non- Guarantor Companies	Elimination	Consolidation

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,592	$38,252	$28,844	$(67,096)	$9,592

Net cash provided by (used in) operating activities	(10,163)	87,620	5,668	—	83,125

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(720)	(28,713)	(11,044)	—	(40,477)
Acquired business, net of cash acquired	(167,950)	—	(374,050)	—	(542,000)
Intercompany distributions	10,000	(10,000)	—	—	—
Change in equipment lease deposits	—	(1,666)	—	—	(1,666)

Net cash provided by (used in) investing activities	(158,670)	(40,379)	(385,094)	—	(584,143)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,823	—	—	—	2,823
Proceeds from issuance of long-term debt	100,000	40,000	403,875	—	543,875
Payments of long-term debt	(79,473)	(85,086)	(12,243)	—	(176,802)
Financing costs	(4,278)	—	(13,177)	—	(17,455)
Exercise of stock options	343	—	—	—	343
Tax effect from exercise/vesting of equity awards, net	325	—	—	—	325
Other, net	182	17,093	(17,091)	—	184

Net cash provided by (used in) financing activities	19,922	(27,993)	361,364	—	353,293

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	—	—	(638)	—	(638)

Effect of exchange rate changes on cash and equivalents	—	—	(2,668)	—	(2,668)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(148,911)	19,248	(21,368)	—	(151,031)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	223,511	37,865	59,457	—	320,833

CASH AND EQUIVALENTS AT END OF PERIOD	$74,600	$57,113	$38,089	$—	$169,802

NOTE 22 – SUBSEQUENT EVENT

On November 13, 2012, Griffon declared a $0.025 per share dividend payable on December 26, 2012 to shareholders of record as of November 29, 2012. Griffon currently intends to pay dividends each quarter; however, the payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to future dividends.

*****

SCHEDULE II

GRIFFON CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED SEPTEMBER 30, 2012, 2011 AND 2010
(in thousands)

Description	Balance at Beginning of Year	Acquired By Purchase	Recorded to Cost and Expense	Accounts Written Off, net	Other	Balance at End of Year

FOR THE YEAR ENDED SEPTEMBER 30, 2012
Allowance for Doubtful Accounts
Bad debts	$4,610	$—	$2,009	$(2,284)	$(189)	$4,146
Sales returns and allowances	1,462	—	2,018	(2,160)	(33)	1,287

	$6,072	$—	$4,027	$(4,444)	$(222)	$5,433

Inventory valuation	$13,897	$—	$26,624	$(23,002)	$(552)	$16,967

Deferred tax valuation allowance	$9,481	$—	$(2,046)	$—	$—	$7,435

FOR THE YEAR ENDED SEPTEMBER 30, 2011
Allowance for Doubtful Accounts
Bad debts	$5,091	$—	$1,121	$(1,405)	$(197)	$4,610
Sales returns and allowances	1,490	—	2,741	(2,748)	(21)	1,462

	$6,581	$—	$3,862	$(4,153)	$(218)	$6,072

Inventory valuation	$13,141	$—	$27,361	$(26,474)	$(131)	$13,897

Deferred tax valuation allowance	$13,977	$—	$(4,496)	$—	$—	$9,481

FOR THE YEAR ENDED SEPTEMBER 30, 2010
Allowance for Doubtful Accounts
Bad debts	$3,138	$521	$2,431	$(996)	$(3)	$5,091
Sales returns and allowances	1,319	—	430	(258)	(1)	1,490

	$4,457	$521	$2,861	$(1,254)	$(4)	$6,581

Inventory valuation	$11,178	$1,187	$4,904	$(4,017)	$(111)	$13,141

Deferred tax valuation allowance	$4,726	$8,879	$372	$—	$—	$13,977

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

Management’s Report on Internal Control over Financial Reporting

Griffon’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Griffon’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Griffon’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of Griffon’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management, under the supervision and with the participation of Griffon’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of Griffon’s internal control over financial reporting as of September 30, 2012 and concluded that it is effective.

Griffon’s independent registered public accounting firm, Grant Thornton LLP, has audited the effectiveness of Griffon’s internal control over financial reporting as of September 30, 2012, and has expressed an unqualified opinion in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Controls

There were no changes in Griffon’s internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the fourth quarter of the year ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Item 9B. Other Information
None

PART III
The information required by Part III: Item 10, Directors, and Executive Officers and Corporate Governance; Item 11, Executive Compensation; Item 13, Certain Relationships and Related Transactions and Director Independence; and Item 14, Principal Accountant Fees and Services is included in and incorporated by reference to Griffon’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in January, 2013, to be filed with the Securities and Exchange Commission within 120 days following the end of Griffon’s year ended September 30, 2012. Information relating to the executive officers of the Registrant appears under Item 1 of this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 is included in and incorporated by reference to Griffon’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in January, 2013.

The following sets forth information relating to Griffon’s equity compensation plans as of September 30, 2012:

	(a) Number of securities to be issued upon exercise of outstanding options, warrants	(b) Weighted- average exercise price of outstanding options, warrants and	(c) Number of securities remaining available for future issuance under equity plans (excluding securities reflected in column (a))
Plan Category

Equity compensation plans approved by security holders (1)	753,035	$18.86	1,802,159

Equity compensation plans not approved by security holders (2)	176,726	$18.16	—

(1)

Excludes restricted shares issued in connection with Griffon’s equity compensation plans. The total reflected in Column (c) includes shares available for grant as any equity award under the Incentive Plan.

(2)

Griffon’s 1998 Employee and Director Stock Option Plan is the only equity plan which was not approved by Griffon’s stockholders. No new grants have been made under the Employee and Director Stock Option Plan since February 2008.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements – Covered by Report of Independent Registered Public Accounting Firm

	(A)	Consolidated Balance Sheets at September 30, 2012 and 2011

	(B)	Consolidated Statements of Operations for the Fiscal Years Ended September 30, 2012, 2011 and 2010

	(C)	Consolidated Statements of Cash Flows for the Fiscal Years Ended September 30, 2012, 2011 and 2010

	(D)	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Fiscal Years Ended September 30, 2012, 2011 and 2010

	(E)	Notes to the Consolidated Financial Statements

	(2)	Financial Statement Schedule – Covered by Report of Independent Registered Public Accounting Firm

Schedule II – Valuation and Qualifying Accounts

All other schedules are not required and have been omitted.

	(3)	Exhibits – see (b) below

(b)	Exhibits:

(b) Exhibits:

Exhibit No.

2.1	Stock Purchase Agreement, dated July 19, 2010, among CHATT Holdings LLC, CHATT Holdings Inc., Clopay Acquisition Corp. and, solely for the purposes of Section 7.09, Griffon Corporation (Exhibit 2.1 to Current Report on Form 8-K filed July 23, 2010 (Commission File No. 1-06620)).
3.1	Restated Certificate of Incorporation (Exhibit 3.1 of Annual Report on Form 10-K for the year ended September 30, 1995 (Commission File No. 1-06620)) and Exhibit 3.1 of Quarterly Report on Form 10-Q for the quarter ended March 31, 2008
3.2	Amended By-laws (Exhibit 3 of Current Report on Form 8-K filed May 14, 2008 (Commission File No. 1-06620))
4.1	Specimen Certificate for Shares of Common Stock of Registrant (Exhibit 4.3 of Registration Statement on Form S-3 filed September 26, 2003 (Commission File No. 333-109171)
4.2	Indenture, dated as of June 22, 2004, between the Registrant and American Stock Transfer and Trust Company, including the form of note (Exhibit 4.3 to Annual Report on Form 10-K for the year ended September 30, 2004 (Commission File No. 1-06620))
4.3	Irrevocable Election Letter related to Indenture dated as of June 22, 2004 between the Registrant and American Stock Transfer and Trust Company (Exhibit 4.4 to Annual Report on Form 10-K for the year ended September 30, 2004 (Commission File No. 1-06620))
4.4	Indenture, dated December 21, 2009, between Griffon Corporation and American Stock Transfer & Trust Company, LLC (Exhibit 4.1 to Current Report on Form 8-K filed December 21, 2009 (Commission File No. 1-06620)).
4.5	Indenture, dated as of March 17, 2011, by and among Griffon Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (Exhibit 4.1 to the Current Report on Form 8-K filed March 18, 2011 (Commission File No. 1-06620)).
4.6	Registration Rights Agreement, dated March 17, 2011, by and among, Griffon Corporation, the guarantors party thereto and Deutsche Bank Securities Inc., as the representative of the several initial purchasers (Exhibit 4.2 to the Current Report on Form 8-K filed March 18, 2011 (Commission File No. 1-06620)).
10.1	Employment Agreement dated as of July 1, 2001 between the Registrant and Harvey R. Blau (Exhibit 10.1 of Current Report on Form 8-K filed May 18, 2001 (Commission File No. 1-06620))
10.2	Employment Agreement dated as of July 1, 2001 between the Registrant and Robert Balemian (Exhibit 10.2 of Current Report on Form 8-K file May 18, 2001 (Commission File No. 1-06620))
10.3	Form of Trust Agreement between the Registrant and Wachovia Bank, National Association, as Trustee, dated October 2, 2006, relating to Griffon’s Employee Stock Ownership Plan (Exhibit 10.3 to Annual Report on Form 10-K for the year ended September 30, 2006 (Commission File No. 1-06620))
10.4	1992 Non-Qualified Stock Option Plan (Exhibit 10.10 of Annual Report on Form 10-K for the year ended September 30, 1993 (Commission File No. 1-06620))
10.5	Non-Qualified Stock Option Plan (Exhibit 10.12 of Annual Report on Form 10-K for the year ended September 30, 1998 (Commission File No. 1-06620))
10.6	Form of Indemnification Agreement between the Registrant and its officers and directors (Exhibit 28 to Current Report on Form 8-K dated May 3, 1990 (Commission File No. 1-06620))

Exhibit No.

10.7	Outside Director Stock Award Plan (Exhibit 4 of Form S-8 Registration Statement No. 33-52319)
10.8	1997 Stock Option Plan (Exhibit 4.2 of Form S-8 Registration Statement No. 333-21503)
10.9	2001 Stock Option Plan (Exhibit 4.1 of Form S-8 Registration Statement No. 333-67760)
10.10	Senior Management Incentive Compensation Plan (Exhibit 4.2 of Form S-8 Registration Statement No. 333-62319)
10.11	1998 Employee and Director Stock Option Plan, as amended (Exhibit 4.1 of Form S-8 Registration Statement No. 333-102742)
10.12	1998 Stock Option Plan (Exhibit 4.1 of Form S-8 Registration Statement No. 333-62319)
10.13	Amendment to Employment Agreement between the Registrant and Harvey R. Blau dated August 8, 2003 (Exhibit 10.1 of Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 1-06620))
10.14	Non-Qualified Stock Option Agreement (Exhibit 4.1 of Form S-8 Registration Statement No. 333-131737)
10.15	Griffon Corporation 2006 Equity Incentive Plan, as amended (Exhibit 10.1 of Quarterly Report on Form 10-Q for the period ended December 31, 2008 (Commission File No. 1-06620))
10.16	Amendment No. 2 to Employment Agreement, dated July 18, 2006 between the Registrant and Harvey R. Blau (Exhibit 10.1 to Current Report on Form 8-K filed July 21, 2006 (Commission File No. 1-06620))
10.17	Severance agreement, dated July 18, 2006 between the Registrant and Patrick Alesia (Exhibit 10.2 to Current Report on Form 8-K filed July 21, 2006 (Commission File No. 1-06620))
10.18	Supplemental Executive Retirement Plan as amended through July 18, 2006 (Exhibit 10.3 to Current Report on Form 8-K filed July 21, 2006 (Commission File No. 1-06620))
10.19	Griffon Corporation 2006 Performance Bonus Plan (Exhibit 10.2 to Current Report on Form 8-K filed February 17, 2006 (Commission File No. 1-06620))
10.20	Form of Restricted Stock Award Agreement under the Griffon Corporation 2006 Equity Incentive Plan (Exhibit 10.3 to Current Report on Form 8-K/A filed July 31, 2006 (Commission File No. 1-06620))
10.21	Amendment No. 3 to Employment Agreement, dated August 3, 2007, between the Registrant and Harvey R. Blau (Exhibit 10.1 to Current Report on Form 8-K filed August 6, 2007 (Commission File No. 1-06620))

Exhibit No.

10.22	Amendment No. 1 to the Severance Agreement, dated August 3, 2007, between the Registrant and Patrick L. Alesia (Exhibit 10.2 to Current Report on Form 8-K filed August 6, 2007 (Commission File No. 1-06620))
10.23	Amendment No. 1 to the Amended and Restated Supplemental Executive Retirement Plan dated August 3, 2007 (Exhibit 10.3 to the Current Report on Form 8-K filed August 6, 2007 (Commission File No. 1-06620))
10.24	Investment Agreement, dated August 7, 2008, between Griffon Corporation and GS Direct, L.L.C. (Exhibit 10.1 to the Current Report on Form 8-K filed August 13, 2008 (Commission File No. 1-06620))
10.25	Employment Agreement, dated March 16, 2008, between the Registrant and Ronald J. Kramer. (Exhibit 10.1 to the Current Report on Form 8-K filed March 20, 2008 (Commission File No. 1-06620))
10.26	Employment Agreement dated August 6, 2009, between the Registrant and Douglas J. Wetmore (Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (Commission File No. 1-06620))
10.27	Offer Letter Agreement, dated April 27, 2010 between the Company and Seth L. Kaplan (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (Commission File No. 1-06620)).
10.28	Severance Agreement, dated April 27, 2010 between the Company and Seth L. Kaplan (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (Commission File No. 1-06620)).
10.29	Letter Agreement, dated February 3, 2011, between Griffon Corporation and Harvey R. Blau (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (Commission File No. 1-06620)).
10.30	Griffon Corporation Director Compensation Program, dated February 3, 2011 (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (Commission File No. 1-06620)).
10.31	Griffon Corporation 2011 Equity Incentive Plan (Exhibit 99.1 to the Current Report on Form 8-K filed February 9, 2011 (Commission File No. 1-06620)).
10.32	Form of Award Agreement for Restricted Share Award under Griffon Corporation 2011 Equity Incentive Plan (Exhibit 99.2 to the Current Report on Form 8-K filed February 9, 2011 (Commission File No. 1-06620)).
10.33	Griffon Corporation 2011 Performance Bonus Plan (Exhibit 99.3 to the Current Report on Form 8-K filed February 9, 2011 (Commission File No. 1-06620)).
10.34	Amendment No.1 to Employment Agreement made as of February 3, 2011 by and between Griffon Corporation and Ronald J. Kramer (Exhibit 99.4 to the Current Report on Form 8-K filed February 9, 2011 (Commission File No. 1-06620)).
10.35	Purchase Agreement, dated as of March 14, 2011, by and among Griffon Corporation, the Guarantors named therein and Deutsche Bank Securities Inc., as Representative of the several Initial Purchasers named therein (Exhibit 99.1 to the Current Report on Form 8-K filed March 18, 2011 (Commission File No. 1-06620)).
10.36	Letter agreement, dated March 4, 2011, among Griffon Corporation, J.P. Morgan Securities LLC and JPMorgan Chase Bank, N.A. (Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (Commission File No. 1-06620)).

Exhibit
No.

10.37	Amendment, dated March 14, 2011, to letter agreement dated March 4, 2011 among Griffon Corporation, J.P. Morgan Securities LLC and JPMorgan Chase Bank, N.A. (Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (Commission File No. 1-06620)).
10.38	Credit Agreement, dated as of March 18, 2011, by and among Griffon Corporation, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Securities LLC, as sole lead arranger and sole bookrunner, and the other lenders party thereto (Exhibit 99.2 to the Current Report on Form 8-K filed March 18, 2011 (Commission File No. 1-06620)).
10.39	Guarantee and Collateral Agreement, dated as of March 18, 2011, by Griffon Corporation and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 99.3 to the Current Report on Form 8-K filed March 18, 2011 (Commission File No. 1-06620)).
10.40	Amended and Restated Restricted Share Award letter made as of January 10, 2012 by and between Griffon Corporation and Ronald J. Kramer (Exhibit 99.1 to Current Report on Form 8-K filed January 10, 2012 (Commission File No. 1-06620)).
10.41	Amended and Restated Restricted Share Award letter made as of January 10, 2012 by and between Griffon Corporation and Douglas J. Wetmore (Exhibit 99.2 to Current Report on Form 8-K filed January 10, 2012 (Commission File No. 1-06620)).
14.1	Code of Ethics for the Chairman and Chief Executive Officer and Senior Financial Officers (Exhibit 14.1 to Current Report on Form 8-K dated February 9, 2011).
14.2	Code of Business Conduct and Ethics (Exhibit 14.2 to Current Report on Form 8-K dated February 9, 2011).
21*	Subsidiaries of the Registrant
23*	Consent of Grant Thornton LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 USC Section 1350.

*	Filed herewith. All other exhibits are incorporated herein by reference to the exhibit indicated in the parenthetical references.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Griffon has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of November 2012.

GRIFFON CORPORATION
By:	/s/ RONALD J. KRAMER

Ronald J. Kramer,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 16, 2012 by the following persons on behalf of the Registrant in the capacities indicated:

/s/ HARVEY R. BLAU	Chairman of the Board

Harvey R. Blau

/s/ Ronald J. Kramer	Chief Executive Officer
(Principal Executive Officer)
Ronald J. Kramer

/s/ Douglas J. Wetmore	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Douglas J. Wetmore

/s/ Brian G. Harris	Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)
Brian G. Harris

/s/ Henry A. Alpert	Director

Henry A. Alpert

/s/ Bertrand M. Bell	Director

Bertrand M. Bell

/s/ Gerald J. Cardinale	Director

Gerald J. Cardinale

/s/ Blaine V. Fogg	Director

Blaine V. Fogg

/s/ Bradley J. Gross	Director

Bradley J. Gross

/s/ Robert G. Harrison	Director

Robert G. Harrison

/s/ Donald J. Kutyna	Director

Donald J. Kutyna

/s/ Martin S. Sussman	Director

Martin S. Sussman

/s/ William H. Waldorf	Director

William H. Waldorf

/s/ Joseph J. Whalen	Director

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
4.2

Indenture, dated as of June 22, 2004, between the Registrant and American Stock Transfer and Trust Company, including the form of note. (Exhibit 4.3 to Annual Report on Form 10-K for the year ended September 30, 2004 (Commission File No. 1-06620))

4.3

Irrevocable Election Letter related to Indenture dated as of June 22, 2004 between the Registrant and American Stock Transfer and Trust Company (Exhibit 4.4 to Annual Report on Form 10-K for the year ended September 30, 2004 (Commission File No. 1-06620))

4.4

Indenture, dated December 21, 2009, between Griffon Corporation and American Stock Transfer & Trust Company, LLC (Exhibit 4.1 to Current Report on Form 8-K filed December 21, 2009 (Commission File No. 1-06620))

4.5

Indenture, dated as of March 17, 2011, by and among Griffon Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (Exhibit 4.1 to the Current Report on Form 8-K filed March 18, 2011 (Commission File No. 1-06620))

4.6

Registration Rights Agreement, dated March 17, 2011, by and among, Griffon Corporation, the guarantors party thereto and Deutsche Bank Securities Inc., as the representative of the several initial purchasers(Exhibit 4.2 to the Current Report on Form 8-K filed March 18, 2011 (Commission File No. 1-06620))

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

10.14	Non-Qualified Stock Option Agreement (Exhibit 4.1 of Form S-8 Registration Statement No. 333-131737)
10.15	Griffon Corporation 2006 Equity Incentive Plan, as amended (Exhibit 10.1 of Quarterly Report on Form 10-Q for the period ended December 31, 2008 (Commission File No. 1-06620))
10.16	Amendment No. 2 to Employment Agreement, dated July 18, 2006 between the Registrant and Harvey R. Blau (Exhibit 10.1 to Current Report on Form 8-K filed July 21, 2006 (Commission File No. 1-06620))
10.17	Severance agreement, dated July 18, 2006 between the Registrant and Patrick Alesia (Exhibit 10.2 to Current Report on Form 8-K filed July 21, 2006 (Commission File No. 1-06620))
10.18	Supplemental Executive Retirement Plan as amended through July 18, 2006 (Exhibit 10.3 to Current Report on Form 8-K filed July 21, 2006 (Commission File No. 1-06620))
10.19	Griffon Corporation 2006 Performance Bonus Plan (Exhibit 10.2 to Current Report on Form 8-K filed February 17, 2006 (Commission File No. 1-06620))

Exhibit No.
10.20	Form of Restricted Stock Award Agreement under the Griffon Corporation 2006 Equity Incentive Plan (Exhibit 10.3 to Current Report on Form 8-K/A filed July 31, 2006 (Commission File No. 1-06620))
10.21	Amendment No. 3 to Employment Agreement, dated August 3, 2007, between the Registrant and Harvey R. Blau (Exhibit 10.1 to Current Report on Form 8-K filed August 6, 2007 (Commission File No. 1-06620))
10.22	Amendment No. 1 to the Severance Agreement, dated August 3, 2007, between the Registrant and Patrick L. Alesia (Exhibit 10.2 to Current Report on Form 8-K filed August 6, 2007 (Commission File No. 1-06620))
10.23	Amendment No. 1 to the Amended and Restated Supplemental Executive Retirement Plan dated August 3, 2007 (Exhibit 10.3 to the Current Report on Form 8-K filed August 6, 2007 (Commission File No. 1-06620))
10.24	Investment Agreement, dated August 7, 2008, between Griffon Corporation and GS Direct, L.L.C. (Exhibit 10.1 to the Current Report on Form 8-K filed August 13, 2008 (Commission File No. 1-06620))
10.25	Employment Agreement, dated March 16, 2008, between the Registrant and Ronald J. Kramer. (Exhibit 10.1 to the Current Report on Form 8-K filed March 20, 2008 (Commission File No. 1-06620))
10.26	Employment Agreement dated August 6, 2009, between the Registrant and Douglas J. Wetmore (Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (Commission File No. 1-06620))
10.27	Offer Letter Agreement, dated April 27, 2010 between the Company and Seth L. Kaplan (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (Commission File No. 1-06620)).
10.28	Severance Agreement, dated April 27, 2010 between the Company and Seth L. Kaplan (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (Commission File No. 1-06620)).
10.29	Letter Agreement, dated February 3, 2011, between Griffon Corporation and Harvey R. Blau (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (Commission File No. 1-06620)).
10.30	Griffon Corporation Director Compensation Program, dated February 3, 2011 (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (Commission File No. 1-06620)).
10.31	Griffon Corporation 2011 Equity Incentive Plan (Exhibit 99.1 to the Current Report on Form 8-K filed February 9, 2011 (Commission File No. 1-06620)).
10.32	Form of Award Agreement for Restricted Share Award under Griffon Corporation 2011 Equity Incentive Plan (Exhibit 99.2 to the Current Report on Form 8-K filed February 9, 2011 (Commission File No. 1-06620)).
10.33	Griffon Corporation 2011 Performance Bonus Plan (Exhibit 99.3 to the Current Report on Form 8-K filed February 9, 2011 (Commission File No. 1-06620)).
10.34	Amendment No.1 to Employment Agreement made as of February 3, 2011 by and between Griffon Corporation and Ronald J. Kramer (Exhibit 99.4 to the Current Report on Form 8-K filed February 9, 2011 (Commission File No. 1-06620)).
10.35	Purchase Agreement, dated as of March 14, 2011, by and among Griffon Corporation, the Guarantors named therein and Deutsche Bank Securities Inc., as Representative of the several Initial Purchasers named therein (Exhibit 99.1 to the Current Report on Form 8-K filed March 18, 2011 (Commission File No. 1-06620)).
10.36	Letter agreement, dated March 4, 2011, among Griffon Corporation, J.P. Morgan Securities LLC and JPMorgan Chase Bank, N.A. (Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (Commission File No. 1-06620)).

Exhibit No.
10.37	Amendment, dated March 14, 2011, to letter agreement dated March 4, 2011 among Griffon Corporation, J.P. Morgan Securities LLC and JPMorgan Chase Bank, N.A. (Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (Commission File No. 1-06620)).
10.38	Credit Agreement, dated as of March 18, 2011, by and among Griffon Corporation, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Securities LLC, as sole lead arranger and sole bookrunner, and the other lenders party thereto (Exhibit 99.2 to the Current Report on Form 8-K filed March 18, 2011 (Commission File No. 1-06620)).
10.39	Guarantee and Collateral Agreement, dated as of March 18, 2011, by Griffon Corporation and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 99.3 to the Current Report on Form 8-K filed March 18, 2011 (Commission File No. 1-06620)).
10.40	Amended and Restated Restricted Share Award letter made as of January 10, 2012 by and between Griffon Corporation and Ronald J. Kramer (Exhibit 99.1 to Current Report on Form 8-K filed January 10, 2012 (Commission File No. 1-06620)).
10.41	Amended and Restated Restricted Share Award letter made as of January 10, 2012 by and between Griffon Corporation and Douglas J. Wetmore (Exhibit 99.2 to Current Report on Form 8-K filed January 10, 2012 (Commission File No. 1-06620)).
14.1	Code of Ethics for the Chairman and Chief Executive Officer and Senior Financial Officers (Exhibit 14.1 to Current Report on Form 8-K dated February 9, 2011)
14.2	Code of Business Conduct and Ethics (Exhibit 14.2 to Current Report on Form 8-K dated February 9, 2011)
21*	Subsidiaries of the Registrant
23*	Consent of Grant Thornton LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 USC Section 1350.

*	Filed herewith. All other exhibits are incorporated herein by reference to the exhibit indicated in the parenthetical references.