Form 10-Q
period 2012-12-31
GRIFFON CORP
filed 2013-02-01
CIK 50725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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
☐      Yes ☒     No

The number of shares of common stock outstanding at January 29, 2013 was 61,214,347.

Griffon Corporation and Subsidiaries

Part I – Financial Information
Item 1 – Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited) At December 31, 2012	At September 30, 2012

CURRENT ASSETS
Cash and equivalents	$150,065	$209,654
Accounts receivable, net of allowances of $5,573 and $5,433	237,305	239,857
Contract costs and recognized income not yet billed, net of progress payments of $2,075 and $3,748	74,579	70,777
Inventories, net	268,109	257,868
Prepaid and other current assets	53,582	47,472
Assets of discontinued operations	571	587

Total Current Assets	784,211	826,215
PROPERTY, PLANT AND EQUIPMENT, net	357,419	356,879
GOODWILL	359,294	358,372
INTANGIBLE ASSETS, net	228,574	230,473
OTHER ASSETS	28,550	31,317
ASSETS OF DISCONTINUED OPERATIONS	2,798	2,936

Total Assets	$1,760,846	$1,806,192

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$19,081	$17,703
Accounts payable	132,799	141,704
Accrued liabilities	80,886	110,337
Liabilities of discontinued operations	2,084	3,639

Total Current Liabilities	234,850	273,383
LONG-TERM DEBT, net of debt discount of $15,797 and $16,607	679,538	681,907
OTHER LIABILITIES	186,860	193,107
LIABILITIES OF DISCONTINUED OPERATIONS	3,395	3,643

Total Liabilities	1,104,643	1,152,040
COMMITMENTS AND CONTINGENCIES - See Note 18
SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	656,203	654,152

Total Liabilities and Shareholders’ Equity	$1,760,846	$1,806,192

GRIFFON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED ESOP & OTHER COMPENSATION	Total

(in thousands)	SHARES	PAR VALUE			SHARES	COST

Balance at 9/30/2012	76,509	$19,127	$482,009	$436,421	15,621	$(242,081)	$(19,559)	$(21,765)	$654,152
Net income	—	—	—	558	—	—	—	—	558
Dividend	—	—	—	(1,464)	—	—	—	—	(1,464)
Tax effect from exercise/vesting of equity awards, net	—	—	150	—	—	—	—	—	150
Amortization of deferred compensation	—	—	—	—	—	—	—	507	507
Common stock acquired	—	—	—	—	724	(7,336)	—	—	(7,336)
Restricted stock awards granted, net	830	208	(404)	—	—	—	—	—	(196)
ESOP allocation of common stock	—	—	9	—	—	—	—	—	9
Stock-based compensation	—	—	2,960	—	—	—	—	—	2,960
Translation of foreign financial statements	—	—	—	—	—	—	3,003	—	3,003
Pension OCI, net of tax	—	—	—	—	—	—	3,860	—	3,860

Balance at 12/31/2012	77,339	$19,335	$484,724	$435,515	16,345	$(249,417)	$(12,696)	$(21,258)	$656,203

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,

	2012	2011

Revenue	$423,749	$451,031
Cost of goods and services	326,079	348,323

Gross profit	97,670	102,708

Selling, general and administrative expenses	82,219	83,066
Restructuring and other related charges	1,108	1,795

Total operating expenses	83,327	84,861

Income from operations	14,343	17,847

Other income (expense)
Interest expense	(13,107)	(13,063)
Interest income	28	63
Other, net	486	47

Total other income (expense)	(12,593)	(12,953)

Income before taxes	1,750	4,894
Provision for income taxes	1,192	2,407

Net income	$558	$2,487

Basic earnings per common share	$0.01	$0.04

Weighted-average shares outstanding	55,153	56,025

Diluted earnings per common share	$0.01	$0.04

Weighted-average shares outstanding	57,265	57,082

Net Income	$558	$2,487
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	3,003	(4,566)
Pension other comprehensive income amortization	3,860	518

Total other comprehensive income (loss), net of taxes	6,863	(4,048)

Comprehensive income (loss)	$7,421	$(1,561)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended December 31,

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$558	$2,487
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	17,357	15,515
Stock-based compensation	2,960	2,257
Provision for losses on accounts receivable	206	569
Amortization/write-off of deferred financing costs and debt discounts	1,539	1,505
Deferred income taxes	458	(141)
Gain on sale/disposal of assets	(733)	(44)
Change in assets and liabilities, net of assets and liabilities acquired:
(Increase) decrease in accounts receivable and contract costs and recognized income not yet billed	(529)	8,067
Increase in inventories	(9,800)	(30,318)
Decrease in prepaid and other assets	3,625	4
Decrease in accounts payable, accrued liabilities and income taxes payable	(50,165)	(14,582)
Other changes, net	2,022	838

Net cash used in operating activities	(32,502)	(13,843)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(17,288)	(19,892)
Acquired business, net of cash acquired	—	(22,432)
Proceeds from sale of assets	1,055	61

Net cash used in investing activities	(16,233)	(42,263)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(1,464)	(1,184)
Purchase of shares for treasury	(7,336)	(2,351)
Proceeds from issuance of long-term debt	303	—
Payments of long-term debt	(4,062)	(6,826)
Change in short-term borrowings	1,643	—
Financing costs	—	(4)
Tax effect from exercise/vesting of equity awards, net	150	834
Other, net	184	(14)

Net cash used in financing activities	(10,582)	(9,545)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities	(463)	(277)

Net cash used in discontinued operations	(463)	(277)
Effect of exchange rate changes on cash and equivalents	191	257

NET DECREASE IN CASH AND EQUIVALENTS	(59,589)	(65,671)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	209,654	243,029

CASH AND EQUIVALENTS AT END OF PERIOD	$150,065	$177,358

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements. As such, they should be read with reference to Griffon’s Annual Report on Form 10-K for the year ended September 30, 2012, which provides a more complete explanation of Griffon’s accounting policies, financial position, operating results, business properties and other matters. In the opinion of management, these financial statements reflect all adjustments considered necessary for a fair statement of interim results. Griffon’s HBP operations are seasonal and the results of any interim period are not necessarily indicative of the results for the full year.

The condensed consolidated balance sheet information at September 30, 2012 was derived from the audited financial statements included in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2012.

The consolidated financial statements include the accounts of Griffon and all subsidiaries. Intercompany accounts and transactions have been eliminated on consolidation.

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

The fair values of Griffon’s 2018 senior notes, and 2017 and 2023 4% convertible notes approximated $590,000, $106,800 and $568, respectively, on December 31, 2012. Fair values were based upon quoted market prices (level 1 inputs).

Insurance contracts with a value of $3,998 and trading securities with a value of $1,713 at December 31, 2012 are measured and recorded at fair value based upon quoted prices in active markets for identical assets (level 1 inputs).

Items Measured at Fair Value on a Recurring Basis

At December 31, 2012, Griffon had $1,000 of Australian dollar contracts at a weighted average rate of $0.96. The contracts, which protect Australia operations from currency fluctuations for U.S. dollar based purchases, do not qualify for hedge accounting and a fair value loss of $2 was recorded in other assets and to other income for the outstanding contracts, based on similar contract values (level 2 inputs), for the quarter ended December 31, 2012, respectively. All contracts expire in 15 to 45 days.

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

	$18,343

NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out or average) or market.

The following table details the components of inventory:

	At December 31, 2012	At September 30, 2012

Raw materials and supplies	$68,948	$63,596
Work in process	67,710	67,077
Finished goods	131,451	127,195

Total	$268,109	$257,868

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

The following table details the components of property, plant and equipment, net:

	At December 31, 2012	At September 30, 2012

Land, building and building improvements	$126,160	$125,330
Machinery and equipment	633,090	622,983
Leasehold improvements	34,830	34,890

	794,080	783,203
Accumulated depreciation and amortization	(436,661)	(426,324)

Total	$357,419	$356,879

Depreciation and amortization expense for property, plant and equipment was $15,371 and $13,489 for the quarters ended December 31, 2012 and 2011, respectively.

No event or indicator of impairment occurred during the quarter ended December 31, 2012, which would require additional impairment testing of property, plant and equipment.

NOTE 6 – GOODWILL AND OTHER INTANGIBLES

The following table provides changes in carrying value of goodwill by segment during the quarter ended December 31, 2012:

	At September 30, 2012	Other adjustments including currency translations	At December 31, 2012

Home & Building Products	$269,802	$—	$269,802
Telephonics	18,545	—	18,545
Plastics	70,025	922	70,947

Total	$358,372	$922	$359,294

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	At December 31, 2012			At September 30, 2012

	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization

Customer relationships	$167,932	$23,824	25	$167,603	$21,799
Unpatented technology	6,818	2,478	11	6,751	2,334

Total amortizable intangible assets	174,750	26,302		174,354	24,133
Trademarks	80,126	—		80,252	—

Total intangible assets	$254,876	$26,302		$254,606	$24,133

Amortization expense for intangible assets subject to amortization was $1,986 and $2,026 for the quarters ended December 31, 2012 and 2011, respectively.

No event or indicator of impairment occurred during the quarter ended December 31, 2012, which would require impairment testing of long-lived intangible assets including goodwill.

NOTE 7 – INCOME TAXES

Griffon’s current year first quarter effective tax rate was 68.1% compared to 49.2% in the prior year quarter. In both years, the effective rates reflect the impact of permanent differences not deductible in determining taxable income, mainly limited deductibility of restricted stock, tax reserves and changes in earnings mix between domestic and non-domestic operations. There were no material discrete items for the current or prior year quarter.

NOTE 8 – LONG-TERM DEBT

		At December 31, 2012					At September 30, 2012

		Outstanding Balance	Original Issuer Discount	Balance Sheet	Capitalized Fees & Expenses	Coupon Interest Rate	Outstanding Balance	Original Issuer Discount	Balance Sheet	Capitalized Fees & Expenses	Coupon Interest Rate

Senior notes due 2018	(a)	$550,000	$—	$550,000	$8,456	7.125%	$550,000	$—	$550,000	$8,862	7.125%
Revolver due 2016	(a)	—	—	—	2,019	n/a	—	—	—	2,175	n/a
Convert. debt due 2017	(b)	100,000	(15,797)	84,203	1,810	4.000%	100,000	(16,607)	83,393	1,921	4.000%
Real estate mortgages	(c)	13,858	—	13,858	245	n/a	14,063	—	14,063	271	n/a
ESOP Loans	(d)	22,317	—	22,317	30	n/a	22,723	—	22,723	32	n/a
Capital lease - real estate	(e)	10,226	—	10,226	226	5.000%	10,455	—	10,455	232	5.000%
Convert. debt due 2023	(f)	532	—	532	—	4.000%	532	—	532	—	4.000%
Term loan due 2013	(g)	10,579	—	10,579	88	n/a	12,873	—	12,873	107	n/a
Revolver due 2013	(g)	—	—	—	—	n/a	—	—	—	—	n/a
Foreign lines of credit	(h)	3,681	—	3,681	—	n/a	2,064	—	2,064	—	n/a
Foreign term loan	(h)	2,172	—	2,172	16	n/a	2,693	—	2,693	19	n/a
Other long term debt	(i)	1,051	—	1,051	—	n/a	814	—	814	—

Totals		714,416	(15,797)	698,619	$12,890		716,217	(16,607)	699,610	$13,619

less: Current portion		(19,081)	—	(19,081)			(17,703)	—	(17,703)

Long-term debt		$695,335	$(15,797)	$679,538			$698,514	$(16,607)	$681,907

		Three Months Ended December 31, 2012					Three Months Ended December 31, 2011

		Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense	Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense

Senior notes due 2018	(a)	7.4%	$9,797	$—	$406	$10,203	7.4%	$9,797	$—	$412	$10,209
Revolver due 2016	(a)	0.0%	218	—	156	374	n/a	—	—	153	153
Convert. debt due 2017	(b)	9.1%	1,000	811	111	1,922	9.0%	1,000	744	111	1,855
Real estate mortgages	(c)	5.3%	139	—	21	160	5.6%	150	—	22	172
ESOP Loans	(d)	2.9%	167	—	2	169	2.9%	180	—	1	181
Capital lease - real estate	(e)	5.3%	131	—	6	137	5.6%	142	—	6	148
Convert. debt due 2023	(f)	4.0%	5	—	—	5	4.0%	5	—	—	5
Term loan due 2013	(g)	3.7%	98	—	21	119	9.3%	282	—	22	304
Revolver due 2013	(g)	n/a	17	—	—	17	n/a	22	—	34	56
Foreign lines of credit	(h)	9.9%	96	—	—	96	10.9%	103	—	—	103
Foreign term loan	(h)	10.5%	75	—	5	80	n/a	—	—	—	—
Other long term debt	(i)		110	—	—	110		328	—	—	328
Capitalized interest			(285)	—	—	(285)		(451)	—	—	(451)

Totals			$11,568	$811	$728	$13,107		$11,558	$744	$761	$13,063

(a)

On March 17, 2011, in an unregistered offering through a private placement under Rule 144A, Griffon issued, at par, $550,000 of 7.125% Senior Notes due in 2018 (“Senior Notes”); interest is payable semi-annually. On August 9, 2011, Griffon exchanged all of the Senior Notes for substantially identical Senior Notes registered under the Securities Act of 1933 via an exchange offer.

The Senior Notes can be redeemed prior to April 1, 2014 at a price of 100% of principal plus a make-whole premium and accrued interest; on or after April 1, 2014, the Senior Notes can be redeemed at a certain price (declining from 105.344% of principal on or after April 1, 2014 to 100% of principal on or after April 1, 2017), plus accrued interest. Proceeds from the Senior Notes were used to pay down outstanding borrowings under a senior secured term loan facility and two senior secured revolving credit facilities of certain of the Company’s subsidiaries. The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and are subject to certain covenants, limitations and restrictions.

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

At December 31, 2012, there were $21,307 of standby letters of credit outstanding under the Credit Agreement; $178,693 was available for borrowing at that date.

(b)

On December 21, 2009, Griffon issued $100,000 principal of 4% convertible subordinated notes due 2017 (the “2017 Notes”). The initial conversion rate of the 2017 Notes was 67.0799 shares of Griffon’s common stock per $1,000 principal amount of notes, corresponding to an initial conversion price of $14.91 per share, a 23% conversion premium over the $12.12 closing price on December 15, 2009. When a cash dividend is declared that would result in an adjustment to the conversion ratio of less than 1%, any adjustment to the conversion ratio is deferred until the first to occur of (i) actual conversion, (ii) the 42nd trading day prior to maturity of the notes, and (iii) such time as the cumulative adjustment equals or exceeds 1%. As of December 31, 2012, aggregate dividends of $0.105 per share resulted in a cumulative change in the conversion rate of 1.1421%. As a result, the new conversion rate of the 2017 Notes was 67.8495 shares of Griffon’s common stock per $1,000 principal amount of notes, corresponding to an initial conversion price of $14.74 per share. Griffon used 8.75% as the nonconvertible debt-borrowing rate to discount the 2017 Notes and will amortize the debt discount through January 2017. At issuance, the debt component of the 2017 Notes was $75,437 and debt discount was $24,563. At December 31, 2012 and September 30, 2012, the 2017 Notes had a capital in excess of par component, net of tax, of $15,720.

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

(d)

Griffon’s Employee Stock Ownership Plan (“ESOP”) entered into a loan agreement in August 2010 to borrow $20,000 over a one-year period. The proceeds were used to purchase 1,874,737 shares of Griffon common stock in the open market for $19,973. The loan bears interest at a) LIBOR plus 2.5% or b) the lender’s prime rate, at Griffon’s option. In November 2011, Griffon exercised an option to convert the outstanding loan to a five-year term loan; principal is payable in quarterly installments of $250, beginning December 2011, with a balloon payment of $15,223 due at maturity (November 2016). The loan is secured by shares purchased with the proceeds of the loan, and repayment is guaranteed by Griffon. At December 31, 2012, $18,723 was outstanding.

In addition, the ESOP is party to a loan agreement which requires quarterly principal payments of $156 and interest through the extended expiration date of December 2013 at which time the $3,125 balance of the loan, and any outstanding interest, will be payable. Griffon has the intent and ability to refinance the December 2013 balance, and has classified the balance in Long-Term Debt. The primary purpose of this loan was to purchase 547,605 shares of Griffon’s common stock in October 2008. The loan is secured by shares purchased with the proceeds of the loan, and repayment is guaranteed by Griffon. The loan bears interest at rates based upon the prime rate or LIBOR. At December 31, 2012, $3,594 was outstanding.

(e)

In October 2006, CBP entered into a capital lease totaling $14,290 for real estate in Troy, Ohio. The lease matures in 2021, bears interest at a fixed rate of 5.3%, is secured by a mortgage on the real estate and is guaranteed by Griffon.

(f)

At December 31, 2012 and September 30, 2012, Griffon had $532 of 4% convertible subordinated notes due 2023 (the “2023 Notes”) outstanding. Holders of the 2023 Notes may require Griffon to repurchase all or a portion of their 2023 Notes on July 18, 2013 and 2018, if Griffon’s common stock price is below the conversion price of the 2023 Notes, as well as upon a change in control. An adjustment to the conversion rate will be required as the result of payment of a cash dividend only if such adjustment would be greater than 1% (or at such time as the cumulative impact on the conversion rate reaches 1% in the aggregate). As of December 31, 2012, aggregate dividends of $0.105 per share resulted in a cumulative change in the conversion rate of 1.1427% to $23.8555 per $1,000 principal amount of notes. At December 31, 2012 and September 30, 2012, the 2023 Notes had no capital in excess of par value component as substantially all of these notes were put to Griffon at par and settled in July 2010.

(g)

In November 2010, Clopay Europe GMBH (“Clopay Europe”) entered into a €10,000 revolving credit facility and a €20,000 term loan. The facility accrues interest at EURIBOR plus 2.45% per annum and the term loan accrues interest at EURIBOR plus 2.20% per annum. The revolving facility matures in November 2013, but is renewable upon mutual agreement with the bank. In July 2011, the full €20,000 was drawn on the Term Loan, with a portion of the proceeds used to repay borrowings under the revolving credit facility. The term loan is payable in ten equal quarterly installments which began in September 2011, with maturity in December 2013. Under the term loan, Clopay Europe is required to maintain a certain minimum equity to assets ratio and keep leverage below a certain level, defined as the ratio of total debt to EBITDA.

(h)

In February 2012, Clopay do Brazil, a subsidiary of Plastics, borrowed $4,000 at a rate of 104.5% of Brazilian CDI (6.9% at December 31, 2012). The loan was used to refinance existing loans, is collateralized by accounts receivable and a 50% guaranty by Plastics and is to be repaid in four equal, semi-annual installments of principal plus accrued interest beginning in August 2012. Clopay do Brazil also maintains lines of credit of approximately $4,355. Interest on borrowings accrue at a rate of Brazilian CDI plus 6.0% or a fixed rate (12.9% or 10.7%, respectively, at December 31, 2012). At December 31, 2012 there was approximately $3,681 borrowed under the lines.

In November 2012, Garant G.P. (“Garant”) entered into a CDN $15,000 revolving credit facility. The facility accrues interest at LIBOR or the Bankers Acceptance Rate plus 1.3% per annum (1.51% and 1.53% as of December 31, 2012). The revolving facility matures in November 2015. Garant is required to maintain a certain minimum equity. At December 31, 2012, there were no borrowings under the revolving credit facility with CDN $15,000 available for borrowing

(i)	Includes capital leases.

At December 31, 2012, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements.

NOTE 9 — SHAREHOLDERS’ EQUITY

On November 17, 2011, the Company began declaring quarterly cash dividends. During 2012, the Company declared and paid quarterly dividends of $0.02 per share, totaling $0.08 per share for the year. On November 13, 2012, Griffon declared a $0.025 per share dividend payable on December 26, 2012 to shareholders of record as of November 29, 2012. $1,464 and $1,184 was recorded to retained earnings for dividends for the quarters ended December 31, 2012 and December 31, 2011, respectively. Dividends paid on allocated shares in the ESOP were used to pay down the ESOP loan and recorded as a reduction in expense. A dividend payable was established for the holders of restricted shares; such payable will be released upon vesting of the underlying restricted shares.

On January 30, 2013, the Board of Directors declared a quarterly cash dividend of $0.025 per share, payable on March 27, 2013 to shareholders of record as of the close of business on February 27, 2013.

Compensation expense for restricted stock is recognized ratably over the required service period based on the fair value of the grant calculated as the number of shares granted multiplied by the stock price on the date of grant, and for performance shares, the likelihood of achieving the performance criteria. Compensation cost related to stock-based awards with graded vesting is amortized using the straight-line attribution method.

In February 2011, shareholders approved the Griffon Corporation 2011 Equity Incentive Plan (“Incentive Plan”) under which awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, deferred shares and other stock-based awards may be granted. Options granted under the Incentive Plan may be either “incentive stock options” or nonqualified stock options, generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The maximum number of shares of common stock available for award under the Incentive Plan is 3,000,000 (600,000 of which may be issued as incentive stock options) plus any shares underlying awards outstanding on the effective date of the Incentive Plan under the 2006 Incentive Plan that are subsequently cancelled or forfeited. As of December 31, 2012, 938,700 shares were available for grant.

All grants outstanding under the Griffon Corporation 2001 Stock Option Plan, 2006 Equity Incentive Plan and Outside Director Stock Award Plan will continue under their terms; no additional awards will be granted under such plans.

During the first quarter of 2013, Griffon granted 883,500 restricted stock awards that cliff vest over a three-year or four-year period, 829,100 of which are also subject to certain performance conditions, with a total fair value of $9,433, or a weighted average fair value of $10.68 per share.

For the quarters ended December 31, 2012 and 2011, stock based compensation expense totaled $2,960 and $2,257, respectively.

In August 2011, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under this repurchase program, the Company may purchase shares of its common stock, depending upon market conditions, in open market or privately negotiated transactions, including pursuant to a 10b5-1 plan. In the first quarter of 2013, Griffon purchased 723,630 shares of common stock, for a total of $7,331, or $10.13 per share. To date, Griffon has purchased 2,076,075 shares of common stock, for a total of $19,020, or $9.16 per share; $30,980 remains under the $50,000 authorization.

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

The following table is a reconciliation of the share amounts (in thousands) used in computing earnings per share:

	Three Months Ended December 31,

	2012	2011

Weighted average shares outstanding - basic	55,153	56,025
Incremental shares from stock based compensation	2,112	1,057

Weighted average shares outstanding - diluted	57,265	57,082

Anti-dilutive options excluded from diluted EPS computation	884	1,202

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

•	Telephonics develops, designs and manufactures high-technology integrated information, communication and sensor system solutions to military and commercial markets worldwide.

•	Plastics is an international leader in the development and production of embossed, laminated and printed specialty plastic films used in a variety of hygienic, health-care and industrial applications.

Information on Griffon’s business segments is as follows:

	For the Three Months Ended December 31,

REVENUE	2012	2011

Home & Building Products:
ATT	$77,309	$98,741
CBP	112,867	111,647

Home & Building Products	190,176	210,388
Telephonics	96,050	104,513
Plastics	137,523	136,130

Total consolidated net sales	$423,749	$451,031

The following table reconciles segment operating profit to income before taxes:

INCOME BEFORE TAXES	For the Three Months Ended December 31,

Segment operating profit:	2012	2011

Home & Building Products	$7,271	$9,834
Telephonics	14,645	12,515
Plastics	2,642	1,880

Total segment operating profit	24,558	24,229
Net interest expense	(13,079)	(13,000)
Unallocated amounts	(7,587)	(6,335)
Loss on pension settlement	(2,142)	—

Income before taxes	$1,750	$4,894

Griffon evaluates performance and allocates resources based on each segments’ operating results before interest income and expense, income taxes, depreciation and amortization, unallocated amounts (mainly corporate overhead), restructuring charges, acquisition-related expenses, and gains (losses) from pension settlement and debt extinguishment, as applicable (“Segment adjusted EBITDA”). Griffon believes this information is useful to investors for the same reason.

The following table provides a reconciliation of Segment adjusted EBITDA to Income before taxes:

	For the Three Months Ended December 31,

	2012	2011

Segment adjusted EBITDA:
Home & Building Products	$17,239	$17,750
Telephonics	16,364	15,690
Plastics	9,319	8,180

Total Segment adjusted EBITDA	42,922	41,620
Net interest expense	(13,079)	(13,000)
Segment depreciation and amortization	(17,256)	(15,418)
Unallocated amounts	(7,587)	(6,335)
Restructuring charges	(1,108)	(1,795)
Acquisition costs	—	(178)
Loss on pension settlement	(2,142)	—

Income before taxes	$1,750	$4,894

Unallocated amounts typically include general corporate expenses not attributable to a reportable segment.

	For the Three Months Ended December 31,

	2012	2011

DEPRECIATION and AMORTIZATION
Segment:
Home & Building Products	$8,860	$7,465
Telephonics	1,719	1,653
Plastics	6,677	6,300

Total segment depreciation and amortization	17,256	15,418
Corporate	101	97

Total consolidated depreciation and amortization	$17,357	$15,515

CAPITAL EXPENDITURES
Segment:
Home & Building Products	$9,093	$6,268
Telephonics	822	1,230
Plastics	7,368	12,328

Total segment	17,283	19,826
Corporate	5	66

Total consolidated capital expenditures	$17,288	$19,892

	At December 31, 2012	At September 30, 2012

ASSETS
Segment assets:
Home & Building Products	$947,570	$943,766
Telephonics	263,305	255,420
Plastics	431,010	430,395

Total segment assets	1,641,885	1,629,581
Corporate	115,592	173,088

Total continuing assets	1,757,477	1,802,669
Assets of discontinued operations	3,369	3,523

Consolidated total	$1,760,846	$1,806,192

NOTE 12 – DEFINED BENEFIT PENSION EXPENSE

Defined benefit pension expense was as follows:

	Three Months Ended December 31,

	2012	2011

Service cost	$50	$52
Interest cost	2,425	2,670
Expected return on plan assets	(3,138)	(2,933)
Amortization:
Prior service cost	5	83
Recognized actuarial loss	840	718
Loss on pension settlement	2,142	—

Net periodic expense	$2,324	$590

Effective January 1, 2012, the Clopay Pension Plan merged with the Ames True Temper Inc. Pension Plan. The merged Pension Plan was renamed the Clopay Ames True Temper Pension Plan.

Current quarter Selling, general and administrative expenses included a $2,142, non-cash, pension settlement loss resulting from the lump-sum buyout of certain participant’s balances in the Company’s defined benefit plan. The buyouts, funded by the pension plan, reduced the Company’s net pension liability by $3,472 and increased Accumulated Other Comprehensive Income by $3,649.

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued new accounting guidance requiring the presentation of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. The new accounting rules eliminate the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The new accounting rules were effective for the Company beginning in 2013 and did not have a material effect on the Company’s financial condition or results of operations and the Company presented comparable financial results.

In September 2011, the FASB issued new accounting guidance that allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative impairment testing of goodwill and indefinite life intangibles. This guidance is effective for the company beginning in 2013 and did not have an impact on the Company’s financial condition or results of operations.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 14 – DISCONTINUED OPERATIONS

The following amounts related to the Installation Services segment, discontinued in 2008, have been segregated from Griffon’s continuing operations and are reported as assets and liabilities of discontinued operations in the condensed consolidated balance sheets:

	At December 31, 2012	At September 30, 2012

Assets of discontinued operations:
Prepaid and other current assets	$571	$587
Other long-term assets	2,798	2,936

Total assets of discontinued operations	$3,369	$3,523

Liabilities of discontinued operations:
Accrued liabilities, current	$2,084	$3,639
Other long-term liabilities	3,395	3,643

Total liabilities of discontinued operations	$5,479	$7,282

There was no Installation Services’ operating unit revenue or income for the three months ended December 31, 2012 or 2011.

NOTE 15 – RESTRUCTURING AND OTHER RELATED CHARGES

In January 2013, Griffon announced that ATT will close certain of its manufacturing facilities and consolidate affected operations primarily into its Camp Hill and Carlisle, PA locations. The intended actions, to be completed by the end of fiscal 2014, will improve manufacturing and distribution efficiencies, allow for in-sourcing of certain production currently performed by third party suppliers, and improve material flow and absorption of fixed costs.

ATT anticipates it will incur pre-tax restructuring and related exit costs of $8,000, comprised of cash charges of $4,000 and asset-related charges of $4,000; the cash charges will include $3,000 for one-time termination benefits and other personnel-related costs and $1,000 for facility exit costs. The Company expects $20,000 in capital expenditures in connection with this initiative.

HBP recognized $1,108 and $273, in the quarters ended December 31, 2012 and December 31, 2011, respectively, in restructuring and other related exit costs. In both periods, restructuring and other related charges primarily related to one-time termination benefits and other personnel costs; current year costs relate primarily to ATT’s plant consolidation initiative.

In the quarter ended December 31, 2011, Telephonics recognized $1,522 of restructuring and other related charges, primarily for one-time termination benefits and other personnel costs in conjunction with changes to its organizational structure.

A summary of the restructuring and other related charges included in the line item “Restructuring and other related charges” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) were recognized as follows:

	Workforce Reduction	Facilities & Exit Costs	Other Related Costs	Total

Amounts incurred in:
Quarter ended December 31, 2011	$1,538	$257	$—	$1,795
Quarter ended December 31, 2012	$994	$39	$75	$1,108

The activity in the restructuring accrual recorded in accrued liabilities consisted of the following:

	Workforce Reduction	Facilities & Exit Costs	Other Related Costs	Total

Accrued liability at September 30, 2012	$3,500	$140	$—	$3,640
Charges	994	39	75	1,108
Payments	(1,157)	(179)	(75)	(1,411)

Accrued liability at December 31, 2012	$3,337	$—	$—	$3,337

NOTE 16 – OTHER INCOME

Other income (expense) included $12 and ($495) for the quarters ended December 31, 2012 and 2011, respectively, of currency exchange gain (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $32 and $65, respectively, of investment income.

NOTE 17 – WARRANTY LIABILITY

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

Changes in Griffon’s warranty liability, included in Accrued liabilities, were as follows:

	Three Months Ended December 31,
	2012	2011

Balance, beginning of period	$8,856	$7,963
Warranties issued and charges in estimated pre-existing warranties	(6)	2,030
Actual warranty costs incurred	(1,107)	(1,040)

Balance, end of period	$7,743	$8,953

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

Department of Environmental Conservation of New York State, regarding Frankfort, NY site. During fiscal 2009, an underground fuel tank with surrounding soil contamination was discovered at the Frankfort, N.Y. site which is the result of historical facility operations prior to ATT’s ownership. While ATT was actively working with the DEC and the New York State Department of Health to define remediation requirements relative to the underground fuel tank, the DEC took the position that ATT was responsible to remediate other types of contamination on the site. After negotiations with the DEC, on August 15, 2011, ATT executed an Order on Consent with the DEC. The Order is without admission or finding of liability or acknowledgement that there has been a release of hazardous substances at the site. Importantly, the Order does not waive any rights that ATT has under a 1991 Consent Judgment entered into between the DEC and a predecessor of ATT relating to the site. The Order requires that ATT identify Areas of Concern at the site, and formulate a strategy to investigate and remedy both on and off site conditions in compliance with applicable environmental law. At the conclusion of the remedy phase of the remediation to the satisfaction of the DEC, the DEC will issue a Certificate of Completion. On August 1, 2012 a fire occurred during the course of demolition of certain structures at the Frankfort, NY site. The fire caused extensive damage requiring additional remediation under the oversight of the DEC. The insurance carrier for the demolition contractor committed to funding the cost of remediation and clean up resulting from the fire. The cleanup of the fire debris is largely complete, as is the demolition of the structures on the property. The NYDEC has inspected the progress of the work and is satisfied with the results thus far.

U.S. Government investigations and claims

Defense contracts and subcontracts, including Griffon’s contracts and subcontracts, are subject to audit and review by various agencies and instrumentalities of the United States government, including among others, the Defense Contract Audit Agency (“DCAA”), the Defense Criminal Investigative Service (“DCIS”), and the Department of Justice which has responsibility for asserting claims on behalf of the U.S. government. In addition to ongoing audits, pursuant to an administrative subpoena Griffon is currently providing information to the U.S. Department of Defense Office of the Inspector General. No claim has been asserted against Griffon, and Griffon is unaware of any material financial exposure in connection with the Inspector General’s inquiry.

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

NOTE 19 — CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the domestic assets of Clopay Building Products Company, Inc., Clopay Plastic Products Company, Inc., Telephonics Corporation, Ames True Temper, Inc. and ATT Southern, Inc. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act of 1933, presented below are condensed consolidating financial information as of December 31, 2012 and September 30, 2012 and for the three months ended December 31, 2012 and 2011. The financial information may not necessarily be indicative of results of operations or financial position had the guarantor companies or non-guarantor companies operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly-owned subsidiaries accounted for under the equity method. On June 29, 2012, ATT Southern, Inc. was added as a guarantor. On June 30, 2012, to allocate debt related to operations, three guarantors entered into intercompany debt agreements with a non-guarantor to borrow a total of $491,372.

CONDENSED CONSOLIDATING BALANCE SHEETS
At December 31, 2012

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation

CURRENT ASSETS
Cash and equivalents	$88,662	$18,705	$42,698	$—	$150,065
Accounts receivable, net of allowances	—	198,199	69,987	(30,881)	237,305
Contract costs and recognized income not yet billed, net of progress payments	—	74,131	448	—	74,579
Inventories, net	—	205,740	62,075	294	268,109
Prepaid and other current assets	(590)	23,792	24,056	6,324	53,582
Assets of discontinued operations	—	—	571	—	571

Total Current Assets	88,072	520,567	199,835	(24,263)	784,211

PROPERTY, PLANT AND EQUIPMENT, net	1,125	246,816	109,478	—	357,419
GOODWILL	—	288,147	71,147	—	359,294
INTANGIBLE ASSETS, net	—	163,562	65,012	—	228,574
INTERCOMPANY RECEIVABLE	529,904	878,900	571,294	(1,980,098)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	2,202,773	547,741	2,690,826	(5,441,340)	—
OTHER ASSETS	47,913	59,295	8,540	(87,198)	28,550
ASSETS OF DISCONTINUED OPERATIONS	—	—	2,798	—	2,798

Total Assets	$2,869,787	$2,705,028	$3,718,930	$(7,532,899)	$1,760,846

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$1,625	$1,042	$16,414	$—	$19,081
Accounts payable and accrued liabilities	27,737	148,796	61,709	(24,557)	213,685
Liabilities of discontinued operations	—	—	2,084	—	2,084

Total Current Liabilities	29,362	149,838	80,207	(24,557)	234,850

LONG-TERM DEBT, net of debt discounts	655,427	9,819	14,292	—	679,538
INTERCOMPANY PAYABLES	—	802,511	1,148,109	(1,950,620)	—
OTHER LIABILITIES	67,611	178,501	27,946	(87,198)	186,860
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	3,395	—	3,395

Total Liabilities	752,400	1,140,669	1,273,949	(2,062,375)	1,104,643

SHAREHOLDERS’ EQUITY	2,117,387	1,564,359	2,444,981	(5,470,524)	656,203

Total Liabilities and Shareholders’ Equity	$2,869,787	$2,705,028	$3,718,930	$(7,532,899)	$1,760,846

CONDENSED CONSOLIDATING BALANCE SHEETS
At September 30, 2012

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation

CURRENT ASSETS
Cash and equivalents	$125,093	$34,782	$49,779	$—	$209,654
Accounts receivable, net of allowances	—	187,487	81,274	(28,904)	239,857
Contract costs and recognized income not yet billed, net of progress payments	—	69,216	1,561	—	70,777
Inventories, net	—	194,618	63,203	47	257,868
Prepaid and other current assets	(851)	23,929	21,963	2,431	47,472
Assets of discontinued operations	—	—	587	—	587

Total Current Assets	124,242	510,032	218,367	(26,426)	826,215

PROPERTY, PLANT AND EQUIPMENT, net	1,224	244,261	111,394	—	356,879
GOODWILL	—	288,147	70,225	—	358,372
INTANGIBLE ASSETS, net	—	164,633	65,840	—	230,473
INTERCOMPANY RECEIVABLE	508,984	648,347	542,025	(1,699,356)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	2,143,427	528,411	2,650,083	(5,321,921)	—
OTHER ASSETS	49,718	60,609	8,188	(87,198)	31,317
ASSETS OF DISCONTINUED OPERATIONS	—	—	2,936	—	2,936

Total Assets	$2,827,595	$2,444,440	$3,669,058	$(7,134,901)	$1,806,192

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$1,625	$1,032	$15,046	$—	$17,703
Accounts payable and accrued liabilities	44,649	167,230	66,640	(26,478)	252,041
Liabilities of discontinued operations	—	—	3,639	—	3,639

Total Current Liabilities	46,274	168,262	85,325	(26,478)	273,383

LONG-TERM DEBT, net of debt discounts	655,023	9,782	17,102	—	681,907
INTERCOMPANY PAYABLES	—	558,905	1,149,748	(1,708,653)	—
OTHER LIABILITIES	68,827	183,989	27,489	(87,198)	193,107
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	3,643	—	3,643

Total Liabilities	770,124	920,938	1,283,307	(1,822,329)	1,152,040

SHAREHOLDERS’ EQUITY	2,057,471	1,523,502	2,385,751	(5,312,572)	654,152

Total Liabilities and Shareholders’ Equity	$2,827,595	$2,444,440	$3,669,058	$(7,134,901)	$1,806,192

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended December 31, 2012

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation

Revenue	$—	$321,058	$114,911	$(12,220)	$423,749
Cost of goods and services	—	238,817	98,355	(11,093)	326,079

Gross profit	—	82,241	16,556	(1,127)	97,670

Selling, general and administrative expenses	7,456	61,651	14,622	(1,510)	82,219
Restructuring and other related charges	—	1,108	—	—	1,108

Total operating expenses	7,456	62,759	14,622	(1,510)	83,327

Income (loss) from operations	(7,456)	19,482	1,934	383	14,343

Other income (expense)
Interest income (expense), net	(3,611)	(6,880)	(2,588)	—	(13,079)
Other, net	33	2,300	(1,385)	(462)	486

Total other income (expense)	(3,578)	(4,580)	(3,973)	(462)	(12,593)

Income (loss) before taxes	(11,034)	14,902	(2,039)	(79)	1,750
Provision (benefit) for income taxes	(5,367)	6,199	360	—	1,192

Income (loss) before equity in net income of subsidiaries	(5,667)	8,703	(2,399)	(79)	558
Equity in net income (loss) of subsidiaries	6,304	(2,363)	8,703	(12,644)	—

Net income (loss)	$637	$6,340	$6,304	$(12,723)	$558

Net Income	$637	$6,340	$6,304	$(12,723)	$558
Other comprehensive income (loss), net of taxes	1,603	4,423	837	—	6,863

Comprehensive income (loss)	$2,240	$10,763	$7,141	$(12,723)	$7,421

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended December 31, 2011

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation

Revenue	$—	$338,062	$126,963	$(13,994)	$451,031
Cost of goods and services	—	253,527	109,160	(14,364)	348,323

Gross profit	—	84,535	17,803	370	102,708

Selling, general and administrative expenses	4,616	63,991	14,551	(92)	83,066
Restructuring and other related charges	—	1,779	16	—	1,795

Total operating expenses	4,616	65,770	14,567	(92)	84,861

Income (loss) from operations	(4,616)	18,765	3,236	462	17,847

Other income (expense)
Interest income (expense), net	(3,398)	(5,982)	(3,620)	—	(13,000)
Other, net	65	2,842	(2,398)	(462)	47

Total other income (expense)	(3,333)	(3,140)	(6,018)	(462)	(12,953)

Income (loss) before taxes	(7,949)	15,625	(2,782)	—	4,894
Provision (benefit) for income taxes	(4,441)	6,726	122	—	2,407

Income (loss) before equity in net income of subsidiaries	(3,508)	8,899	(2,904)	—	2,487
Equity in net income (loss) of subsidiaries	5,995	(2,840)	8,899	(12,054)	—

Net income (loss)	$2,487	$6,059	$5,995	$(12,054)	$2,487

Net Income	$2,487	$6,059	$5,995	$(12,054)	$2,487
Other comprehensive income (loss), net of taxes	238	38,942	(43,228)	—	(4,048)

Comprehensive income (loss)	$2,725	$45,001	$(37,233)	$(12,054)	$(1,561)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2012

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$637	$6,340	$6,304	$(12,723)	$558

Net cash provided by (used in) operating activities	(37,574)	(9,117)	14,189	—	(32,502)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	14	(16,663)	(639)	—	(17,288)
Intercompany distributions	10,000	(10,000)	—	—	—
Proceeds from sale of investment	—	1,055	—	—	1,055

Net cash provided by (used in) investing activities	10,014	(25,608)	(639)	—	(16,233)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(7,336)	—	—	—	(7,336)
Proceeds from issuance of long-term debt	—	303	—	—	303
Payments of long-term debt	(406)	(256)	(3,400)	—	(4,062)
Decrease in short-term borrowings	—	—	1,643	—	1,643
Tax effect from exercise/vesting of equity awards, net	150	—	—	—	150
Dividend	(1,464)	—	—	—	(1,464)
Other, net	185	18,601	(18,602)	—	184

Net cash provided by (used in) financing activities	(8,871)	18,648	(20,359)	—	(10,582)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities	—	—	(463)	—	(463)

Net cash used in discontinued operations	—	—	(463)	—	(463)

Effect of exchange rate changes on cash and equivalents	—	—	191	—	191

NET DECREASE IN CASH AND EQUIVALENTS	(36,431)	(16,077)	(7,081)	—	(59,589)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	125,093	34,782	49,779	—	209,654

CASH AND EQUIVALENTS AT END OF PERIOD	$88,662	$18,705	$42,698	$—	$150,065

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2011

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,487	$6,059	$5,995	$(12,054)	$2,487

Net cash provided by (used in) operating activities	(36,903)	2,275	20,785	—	(13,843)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(66)	(15,747)	(4,079)	—	(19,892)
Acquired business, net of cash acquired	—	(22,432)	—	—	(22,432)
Proceeds from sale of investment	—	21	40	—	61

Net cash used in investing activities	(66)	(38,158)	(4,039)	—	(42,263)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(2,351)	—	—	—	(2,351)
Payments of long-term debt	(406)	(3,604)	(2,816)	—	(6,826)
Intercompany debt	(23,000)	—	23,000	—	—
Financing costs	(4)	—	—	—	(4)
Tax effect from exercise/vesting of equity awards, net	834	—	—	—	834
Dividend	(1,184)	—	—	—	(1,184)
Other, net	(14)	42,667	(42,667)	—	(14)

Net cash provided by (used in) financing activities	(26,125)	39,063	(22,483)	—	(9,545)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	—	—	(277)	—	(277)

Effect of exchange rate changes on cash and equivalents	—	—	257	—	257

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(63,094)	3,180	(5,757)	—	(65,671)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	178,448	15,164	49,417	—	243,029

CASH AND EQUIVALENTS AT END OF PERIOD	$115,354	$18,344	$43,660	$—	$177,358

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW (in thousands, except per share data)

Griffon Corporation (the “Company” or “Griffon”) is a diversified management and holding company that conducts business through wholly-owned subsidiaries. Griffon oversees the operations of its subsidiaries, allocates resources among them and manages their capital structures. Griffon provides direction and assistance to its subsidiaries in connection with acquisition and growth opportunities as well as in connection with divestitures. Griffon, to further diversify, also seeks out, evaluates and, when appropriate, will acquire additional businesses that offer potentially attractive returns on capital.

Griffon currently conducts its operations through three businesses: Home & Building Products (“HBP”), Telephonics Corporation (“Telephonics”) and Clopay Plastic Products Company (“Plastics”).

•	HBP consists of two companies, Ames True Temper, Inc. (“ATT”) and Clopay Building Products Company, Inc. (“CBP”):

	-	ATT is a global provider of non-powered landscaping products that make work easier for homeowners and professionals.

	-	CBP is a leading manufacturer and marketer of residential, commercial and industrial garage doors to professional installing dealers and major home center retail chains.

•	Telephonics designs, develops and manufactures high-technology integrated information, communication and sensor system solutions for military and commercial markets worldwide.

•	Plastics is an international leader in the development and production of embossed, laminated and printed specialty plastic films used in a variety of hygienic, health-care and industrial applications.

In January 2013, Griffon announced that ATT will close certain of its manufacturing facilities and consolidate affected operations primarily into its Camp Hill and Carlisle, PA locations. The intended actions, to be completed by the end of fiscal 2014, will improve manufacturing and distribution efficiencies, allow for in-sourcing of certain production currently performed by third party suppliers, and improve material flow and absorption of fixed costs. Management estimates that, upon completion, these actions will result in annual cash savings exceeding $10,000, based on current operating levels.

ATT anticipates it will incur pre-tax restructuring and related exit costs of $8,000, comprised of cash charges of $4,000 and asset-related charges of $4,000; the cash charges will include $3,000 for one-time termination benefits and other personnel-related costs and $1,000 for facility exit costs. The Company expects $20,000 in capital expenditures in connection with this initiative.

Current quarter Selling, general and administrative expenses included a $2,142, non-cash, pension settlement loss resulting from the lump-sum buyout of certain participant’s balances in the Company’s defined benefit plan. The buyouts, funded by the pension plan, reduced the Company’s net pension liability by $3,472.

On October 17, 2011, Griffon acquired the pots and planters business of Southern Sales & Marketing Group, Inc. for approximately $23,000. The acquired business, which markets its products under the Southern PatioTM brand name, is a leading designer, manufacturer and marketer of landscape accessories. Southern Patio’s results of operations are not included in the Griffon consolidated statement of operations or cash flows, or footnotes relating thereto prior to October 17, 2011.

OVERVIEW

Revenue for the quarter ended December 31, 2012 was $423,749 compared to $451,031 in the prior year quarter. Net income was $558 or $0.01 per share, compared to $2,487 or $0.04 per share, in the prior year quarter.

The current year quarter included:
-	Restructuring charges of $1,108 ($720, net of tax or $0.01 per share);
-	Loss on pension settlement of $2,142 ($1,392, net of tax or $0.02 per share); and
-	Discrete tax benefits, net, of $55 or $0.00 per share.

The prior year quarter included:
-	Restructuring charges of $1,795 ($1,167, net of tax or $0.02 per share); and
-	Acquisition costs of $178 ($116, net of tax, or $0.00 per share).

Excluding these items from the respective quarters, net income would have been $2,615 or $0.05 per share in the current quarter compared to $3,770 or $0.07 per share in the prior year quarter.

Griffon evaluates performance based on Earnings per share and Net income excluding restructuring charges, acquisition-related expenses, gains (losses) from pension settlement and debt extinguishment, and discrete tax items, as applicable. Griffon believes this information is useful to investors for the same reason. The following table provides a reconciliation of Earnings per share and Net income to Adjusted earnings per share and Adjusted net income:

GRIFFON CORPORATION AND SUBSIDIARIES
RECONCILIATION OF INCOME TO ADJUSTED INCOME
(Unaudited)

	For the Three Months Ended December 31,

	2012	2011

Net income	$558	$2,487

Adjusting items, net of tax:
Restructuring and related	720	1,167
Acquisition costs	—	116
Loss on pension settlement	1,392	—
Discrete tax benefits	(55)	—

Adjusted net income	$2,615	$3,770

Earnings per common share	$0.01	$0.04

Adjusting items, net of tax:
Restructuring	0.01	0.02
Acquisition costs	—	0.00
Loss on pension settlement	0.02	—
Discrete tax benefits	(0.00)	—

Adjusted earnings per share	0.05	$0.07

Weighted-average shares outstanding (in thousands)	57,265	57,082

Note: Due to rounding, the sum of earnings per common share and adjusting items, net of tax, may not equal adjusted earnings per common share.

RESULTS OF OPERATIONS

Three months ended December 31, 2012 and 2011

Griffon evaluates performance and allocates resources based on each segments’ operating results before interest income and expense, income taxes, depreciation and amortization, unallocated amounts (mainly corporate overhead), restructuring charges, acquisition-related expenses, and gains (losses) from pension settlement and debt extinguishment, as applicable (“Segment adjusted EBITDA”). Griffon believes this information is useful to investors for the same reason.

The following table provides a reconciliation of Segment adjusted EBITDA to Income before taxes:

	For the Three Months Ended December 31,

	2012	2011

Segment adjusted EBITDA:
Home & Building Products	$17,239	$17,750
Telephonics	16,364	15,690
Plastics	9,319	8,180

Total Segment adjusted EBITDA	42,922	41,620
Net interest expense	(13,079)	(13,000)
Segment depreciation and amortization	(17,256)	(15,418)
Unallocated amounts	(7,587)	(6,335)
Restructuring charges	(1,108)	(1,795)
Acquisition costs	—	(178)
Loss on pension settlement	(2,142)	—

Income before taxes	$1,750	$4,894

Home & Building Products

	Three Months Ended December 31,

	2012		2011

Revenue:
ATT	$77,309		$98,741
CBP	112,867		111,647

Home & Building Products	$190,176		$210,388

Segment operating profit	$7,271	3.8%	$9,834	4.7%
Depreciation and amortization	8,860		7,465
Restructuring charges	1,108		273
Acquisition costs	—		178

Segment adjusted EBITDA	$17,239	9.1%	$17,750	8.4%

For the quarter ended December 31, 2012, revenue decreased $20,212, or 10%, compared to the prior year quarter. ATT revenue decreased 22% due to lack of snow and resultant reduced sales of snow tools; retailers continue to hold high levels of snow tool inventory carried over from last year, further affecting snow tool sales volume. The impact of weak snow tool sales was partially offset by higher point of sale related to Hurricane Sandy clean-up. For the quarter, CBP revenue increased 1%, primarily due to favorable mix and pricing.

Current quarter Segment operating profit was $7,271 compared to $9,834 in the prior year quarter, primarily due to lower snow tool revenue, which also affected ATT absorption of manufacturing expenses. The impact of snow was partially offset by reduced ATT warehouse and distribution costs, other cost control initiatives and an increase of $873 in Byrd Amendment receipts (anti-dumping compensation from the U.S. government); CBP favorable mix and manufacturing efficiencies further contributed to the reported profit.

HBP recognized $1,108 and $273, in the quarters ended December 31, 2012 and December 31, 2011, respectively, in restructuring and other related exit costs. In both periods, restructuring and other related charges primarily related to one-time termination benefits and other personnel costs; current year costs relate primarily to ATT’s facilities consolidation initiative. Prior year acquisition costs related to the Southern Patio acquisition.

Telephonics

	Three Months Ended December 31,

	2012		2011

Revenue	$96,050		$104,513

Segment operating profit	$14,645	15.2%	$12,515	12.0%
Depreciation and amortization	1,719		1,653
Restructuring charges	—		1,522

Segment adjusted EBITDA	$16,364	17.0%	$15,690	15.0%

For the quarter ended December 31, 2012, revenue decreased $8,463 compared to the prior year quarter. For the quarter ended December 31, 2011, revenue included $5,944 related to revenue for the Counter Remote Control Improvised Explosive Device Electronic Warfare 3.1 (“CREW 3.1”) program where Telephonics serves as a contract manufacturer; there was no CREW 3.1 revenue in the current quarter. Excluding CREW 3.1, current quarter revenue decreased 3% from the prior year quarter, primarily due to lower shipments of Advanced Radar Surveillance Systems (“ARSS”), partially offset by increases in revenue attributable to the Romeo Radar product line and Secure Digital Intercommunications (“SDI”) revenue.

Current quarter Segment operating profit increased $2,130, or 17%, and operating profit margin increased 320 basis points compared to the prior year quarter. The increase was primarily due to higher gross profits from program mix and improved manufacturing efficiencies. Telephonics profitability also benefited from cost reductions previously implemented. In 2012 and 2011, Telephonics recognized $3,815 and $3,046 of restructuring charges in connection with two discrete voluntary early retirement plans and other costs related to changes in organizational structure and facilities; such charges were primarily personnel-related, reducing headcount by 185 employees over the two-year period. In the first quarter of 2011, Telephonics recognized $1,522 of restructuring and other related charge primarily for one-time termination benefits and other personnel costs, in conjunction with changes to its organizational structure.

During the current quarter, Telephonics was awarded several new contracts and received incremental funding on current contracts totaling $112,000. Contract backlog was $467,000 at December 31, 2012 with 73% expected to be realized in the next 12 months. Backlog was $451,000 at September 30, 2012 and $380,000 at December 31, 2011. Backlog is defined as unfilled firm orders for products and services for which funding has been both authorized and appropriated by the customer or Congress, in the case of the U.S. government agencies.

Plastics

	Three Months Ended December 31,

	2012		2011

Revenue	$137,523		$136,130

Segment operating profit	$2,642	1.9%	$1,880	1.4%
Depreciation and amortization	6,677		6,300

Segment adjusted EBITDA	$9,319	6.8%	$8,180	6.0%

For the quarter ended December 31, 2012, revenue increased $1,393, or 1%, compared to the prior year quarter primarily due to higher volumes (7%), partially offset by the unfavorable impact of foreign exchange translation (4%), and product mix (2%). The current quarter revenue impact relating to fluctuations in underlying resin costs was not material; Plastics adjusts selling prices based on underlying resin costs on a delayed basis.

For the quarter ended December 31, 2012, Segment operating profit increased $762 compared to the prior year quarter. The increase was mainly driven by improved volume and continued efficiency improvements made on past capital initiatives. Current quarter results included $4,800 unfavorable impact of higher resin costs which had not yet been reflected in increased selling prices.

Unallocated

For the quarter ended December 31, 2012, unallocated amounts totaled $7,587 compared to $6,335 in the prior year; the increase was primarily related to incentive and stock based compensation costs.

Segment Depreciation and Amortization

Segment depreciation and amortization increased $1,838 for the quarter ended December 31, 2012 in comparison to the comparable prior year period primarily due to capital spending in 2012.

Other income (expense)

Other income (expense) included $12 and ($495) for the quarters ended December 31, 2012 and 2011, respectively, of currency exchange gain (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $32 and $65, respectively, of investment income.

Provision for income taxes

Griffon’s current year first quarter effective tax rate was 68.1% compared to 49.2% in the prior year quarter. In both years, the effective rates reflect the impact of permanent differences not deductible in determining taxable income, mainly limited deductibility of restricted stock, tax reserves and changes in earnings mix between domestic and non-domestic operations. There were no material discrete items for the current or prior year quarter.

Stock based compensation

For the three months ended December 31, 2012, stock based compensation expense totaled $2,960 compared to $2,257 for the prior year comparable period.

Discontinued operations – Installation Services

There was no revenue or income from discontinued operations of the Installation Services’ business for the three months ended December 31, 2012 and 2011.

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

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

Cash Flows from Continuing Operations	Three Months Ended December 31,

(in thousands)	2012	2011

Net Cash Flows Used In:
Operating activities	$(32,502)	$(13,843)
Investing activities	(16,233)	(42,263)
Financing activities	(10,582)	(9,545)

Cash used in continuing operations for the quarter ended December 31, 2012 was $32,502 compared to cash used of $13,843 in the prior year quarter. Current assets net of current liabilities, excluding short-term debt and cash, increased to $418,377 at December 31, 2012 compared to $360,881 at September 30, 2012, primarily due to an increase in inventories and a decrease in accounts payable and accrued liabilities.

During the quarter ended December 31, 2012, Griffon used cash for investing activities of $16,233 compared to $42,263 in the prior year quarter, with the October 2011 acquisition of Southern Patio accounting for the majority of the difference. Current quarter capital expenditures decreased $2,604 from the comparable prior year period. Griffon expects capital spending to be in the range of $65,000 to $70,000 for 2013.

During the quarter ended December 31, 2012, cash used in financing activities totaled $10,582 compared to $9,545 in the prior year quarter. On November 13, 2012, Griffon declared a $0.025 per share dividend which was paid on December 26, 2012 to shareholders of record as of November 29, 2012. Griffon repurchased common stock of $7,336 and $2,351 in the quarters ended December 31, 2012 and 2011, respectively.

On January 30, 2013, the Board of Directors declared a quarterly cash dividend of $0.025 per share, payable on March 27, 2013 to shareholders of record as of the close of business on February 27, 2013.

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

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. For the quarter ended December 31, 2012:

•	The United States Government and its agencies, through either prime or subcontractor relationships, represented 18% of Griffon’s consolidated revenue and 81% of Telephonics’ revenue.
•	Procter & Gamble represented 15% of Griffon’s consolidated revenue and 45% of Plastics’ revenue.
•	The Home Depot represented 10% of Griffon’s consolidated revenue and 23% of HBP’s revenue.

No other customers exceeded 9% of consolidated revenue. Future operating results will continue to substantially depend on the success of Griffon’s largest customers and our ongoing relationships with them. Orders from these customers are subject to fluctuation and may be reduced materially. The loss of all or a portion of volume from any one of these customers could have a material adverse impact on Griffon’s liquidity and operations.

Cash and Equivalents and Debt (in thousands)	At December 31, 2012	At September 30, 2012

Cash and equivalents	$150,065	$209,654

Notes payables and current portion of long-term debt	19,081	17,703
Long-term debt, net of current maturities	679,538	681,907
Debt discount	15,797	16,607

Total debt	714,416	716,217

Debt, net of cash and equivalents	$(564,351)	$(506,563)

On March 17, 2011, in an unregistered offering through a private placement under Rule 144A, Griffon issued, at par, $550,000 of 7.125% Senior Notes due in 2018 (“Senior Notes”); interest is payable semi-annually. On August 9, 2011, Griffon exchanged all of the Senior Notes for substantially identical Senior Notes registered under the Securities Act of 1933 via an exchange offer.

Proceeds from the Senior Notes were used to pay down outstanding borrowings under a senior secured term loan facility and two senior secured revolving credit facilities of certain of the Company’s subsidiaries. The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and are subject to certain covenants, limitations and restrictions. The fair value of the Senior Notes approximated $590,000 on December 31, 2012 based upon quoted market prices (level 1 inputs).

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

At December 31, 2012, there were $21,307 of standby letters of credit outstanding under the Credit Agreement; $178,693 was available for borrowing at that date.

On December 21, 2009, Griffon issued $100,000 principal of 4% convertible subordinated notes due 2017 (the “2017 Notes”). The initial conversion rate of the 2017 Notes was 67.0799 shares of Griffon’s common stock per $1,000 principal amount of notes, corresponding to an initial conversion price of $14.91 per share, a 23% conversion premium over the $12.12 closing price on December 15, 2009. When a cash dividend is declared that would result in an adjustment to the conversion ratio of less than 1%, any adjustment to the conversion ratio is deferred until the first to occur of (i) actual conversion, (ii) the 42nd trading day prior to maturity of the notes, and (iii) such time as the cumulative adjustment equals or exceeds 1%. As of December 31, 2012, aggregate dividends of $0.105 per share resulted in a cumulative change in the conversion rate of 1.1421%. As a result, the new conversion rate of the 2017 Notes was 67.8495 shares of Griffon’s common stock per $1,000 principal amount of notes, corresponding to an initial conversion price of $14.74 per share. Griffon used 8.75% as the nonconvertible debt-borrowing rate to discount the 2017 Notes and will amortize the debt discount through January 2017. At issuance, the debt component of the 2017 Notes was $75,437 and debt discount was $24,563. At December 31, 2012 and September 30, 2012, the 2017 Notes had a capital in excess of par component, net of tax, of $15,720. The fair value of the 2017 Notes approximated $107,000 on December 31, 2012 based upon quoted market prices (level 1 inputs).

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

Griffon’s Employee Stock Ownership Plan (“ESOP”) entered into a loan agreement in August 2010 to borrow $20,000 over a one-year period. The proceeds were used to purchase 1,874,737 shares of Griffon common stock in the open market for $19,973. The loan bears interest at a) LIBOR plus 2.5% or b) the lender’s prime rate, at Griffon’s option. In November 2011, Griffon exercised an option to convert the outstanding loan to a five-year term loan; principal is payable in quarterly installments of $250, beginning December 2011, with a balloon payment of $15,223 due at maturity (November 2016). The loan is secured by shares purchased with the proceeds of the loan, and repayment is guaranteed by Griffon. At December 31, 2012, $18,723 was outstanding.

In addition, the ESOP has a loan agreement which requires quarterly principal payments of $156 and interest through the extended expiration date of December 2013 at which time the $3,125 balance of the loan, and any outstanding interest, will be payable. Griffon has the intent and ability to refinance the December 2013 balance, and has classified the balance in Long-Term Debt. The primary purpose of this loan was to purchase 547,605 shares of Griffon’s common stock in October 2008. The loan is secured by shares purchased with the proceeds of the loan, and repayment is guaranteed by Griffon. The loan bears interest at rates based upon the prime rate or LIBOR. At December 31, 2012, $3,594 was outstanding.

In October 2006, CBP entered into a capital lease totaling $14,290 for real estate in Troy, Ohio. Approximately $10,000 was used to acquire the building and the remaining amount was restricted for improvements. The lease matures in 2021, bears interest at a fixed rate of 5.3%, is secured by a mortgage on the real estate and is guaranteed by Griffon.

At December 31, 2012 and September 30, 2012, Griffon had $532 of 4% convertible subordinated notes due 2023 (the “2023 Notes”) outstanding. Holders of the 2023 Notes may require Griffon to repurchase all or a portion of their 2023 Notes on July 18, 2013 and 2018, if Griffon’s common stock price is below the conversion price of the 2023 Notes, as well as upon a change in control. An adjustment to the conversion rate will be required as the result of payment of a cash dividend only if such adjustment would be greater than 1% (or at such time as the cumulative impact on the conversion rate reaches 1% in the aggregate). As of December 31, 2012, aggregate dividends of $0.105 per share resulted in a cumulative change in the conversion rate of 1.1427% to $23.8555 per $1,000 principal amount of notes. At December 31, 2012 and September 30, 2012, the 2023 Notes had no capital in excess of par value component as substantially all of these notes were put to Griffon at par and settled in July 2010. The fair value of the 2023 Notes approximated $568 on December 31, 2012 based upon quoted market prices (level 1 inputs).

In November 2010, Clopay Europe GMBH (“Clopay Europe”) entered into a €10,000 revolving credit facility and a €20,000 term loan. The facility accrues interest at EURIBOR plus 2.45% per annum and the term loan accrues interest at EURIBOR plus 2.20% per annum. The revolving facility matures in November 2013, but is renewable upon mutual agreement with the bank. Subsequent to September 30, 2012, the line was renewed for an additional year to November 2013. In July 2011, the full €20,000 was drawn on the Term Loan, with a portion of the proceeds used to repay borrowings under the revolving credit facility. The term loan is payable in ten equal quarterly installments which began in September 2011, with maturity in December 2013. Under the term loan, Clopay Europe is required to maintain a certain minimum equity to assets ratio and keep leverage below a certain level, defined as the ratio of total debt to EBITDA.

In February 2012, Clopay do Brazil, a subsidiary of Plastics, borrowed $4,000 at a rate of 104.5% of Brazilian CDI (6.9% at December 31, 2012). The loan was used to refinance existing loans, is collateralized by accounts receivable and a 50% guaranty by Plastics and is to be repaid in four equal, semi-annual installments of principal plus accrued interest beginning in August 2012. Clopay do Brazil also maintains lines of credit of approximately $4,355. Interest on borrowings accrue at a rate of Brazilian CDI plus 6.0% or a fixed rate (12.9% or 10.7%, respectively, at December 31, 2012). At December 31, 2012 there was approximately $3,681 borrowed under the lines.

In November 2012, Garant G.P. (“Garant”) entered into a CDN $15,000 revolving credit facility. The facility accrues interest at LIBOR or the Bankers Acceptance Rate plus 1.3% per annum (1.51% and 1.53% as of December 31, 2012). The revolving facility matures in November 2015. Garant is required to maintain a certain minimum equity. At December 31, 2012, there were no borrowings under the revolving credit facility with CDN $15,000 available for borrowing.

At December 31, 2012, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements.

During the three months ended December 31, 2012 and 2011, Griffon used cash for discontinued operations of $463 and $277, respectively, related to settling remaining Installation Services liabilities.

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
There have been no changes in Griffon’s critical accounting policies from September 30, 2012.

Griffon’s significant accounting policies and procedures are explained in the Management Discussion and Analysis section in the Annual Report on Form 10-K for the year ended September 30, 2012. In the selection of the critical accounting policies, the objective is to properly reflect the financial position and results of operations for each reporting period in a consistent manner that can be understood by the reader of the financial statements. Griffon considers an estimate to be critical if it is subjective and if changes in the estimate using different assumptions would result in a material impact on the financial position or results of operations of Griffon.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issues, from time to time, new financial accounting standards, staff positions and emerging issues task force consensus. See the Notes to Condensed Consolidated Financial Statements for a discussion of these matters.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, especially “Management’s Discussion and Analysis”, contains certain “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, earnings, cash flows, revenue, changes in operations, operating improvements, industries in which Griffon Corporation (the “Company” or “Griffon”) operates and the United States and global economies. Statements in this Form 10-Q that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” “may,” “will,” “estimates,” “intends,” “explores,” “opportunities,” the negative of these expressions, use of the future tense and similar words or phrases. Such forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, among others: current economic conditions and uncertainties in the housing, credit and capital markets; Griffon’s ability to achieve expected savings from cost control, integration and disposal initiatives; the ability to identify and successfully consummate and integrate value-adding acquisition opportunities; increasing competition and pricing pressures in the markets served by Griffon’s operating companies; the ability of Griffon’s operating companies to expand into new geographic and product markets and to anticipate and meet customer demands for new products and product enhancements and innovations; reduced military spending by the government on projects for which Telephonics Corporation supplies products, including as a result of sequestration which is currently scheduled to take effect in March 2013; increases in the cost of raw materials such as resin and steel; changes in customer demand or loss of a material customer at one of the operating companies; the potential impact of seasonal variations and uncertain weather patterns on certain of Griffon’s businesses; political events that could impact the worldwide economy; a downgrade in Griffon’s credit ratings; changes in international economic conditions including interest rate and currency exchange fluctuations; the reliance by certain of Griffon’s businesses on particular third party suppliers and manufacturers to meet customer demands; the relative mix of products and services offered by Griffon’s businesses, which impacts margins and operating efficiencies; short-term capacity constraints or prolonged excess capacity; unforeseen developments in contingencies, such as litigation; unfavorable results of government agency contract audits of Telephonics Corporation; Griffon’s ability to adequately protect and maintain the validity of patent and other intellectual property rights; the cyclical nature of the businesses of certain of Griffon’s operating companies; and possible terrorist threats and actions and their impact on the global economy. Additional important factors that could cause the statements made in this Quarterly Report on Form 10-Q or the actual results of operations or financial condition of Griffon to differ are discussed under the caption “Item 1A. Risk Factors” and “Special Notes Regarding Forward-Looking Statements” in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2012. Readers are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date made. Griffon undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

Griffon’s business’ activities necessitates the management of various financial and market risks, including those related to changes in interest rates, foreign currency rates and commodity prices.

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

In addition to the other information set forth in this report, carefully consider the factors discussed in Item 1A to Part I in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2012, which could materially affect Griffon’s business, financial condition or future results. The risks described in Griffon’s Annual Report on Form 10-K are not the only risks facing Griffon. Additional risks and uncertainties not currently known to Griffon or that Griffon currently deems to be immaterial also may materially adversely affect Griffon’s business, financial condition and/or operating results.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
(c)

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs

October 1 - 31, 2012	95,180	$10.37	94,680
November 1 - 30, 2012	212,950	9.11	212,950
December 1 - 31, 2012	416,000	10.60	416,000

Total	724,130	$10.13	723,630	$30,980	[1]

1.

On August 2, 2011, the Company’s Board of Directors authorized the repurchase of up to an additional $50,000 of Griffon common stock; as of December 31, 2012, $30,980 remained available for the purchase of Griffon common stock under this program.

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

Submission of Matters to a Vote of Security Holders

On January 30, 2013, Griffon Corporation (“Griffon”) held its 2013 Annual Meeting of Stockholders.  Of the 61,214,347 shares of common stock outstanding and entitled to vote, 57,908,801 shares, or 94.6%, were represented at the meeting in person or by proxy, and therefore a quorum was present.  The final results for each of the matters submitted to a vote of stockholders at the Annual Meeting are as follows:

Item No. 1: All of the Board’s nominees for Class III directors were elected to serve until Griffon’s 2016 Annual Meeting of Stockholders, by the votes set forth below:

Nominee	For	Withheld	Broker Non-Votes

Henry A. Alpert	50,007,079	5,553,267	2,348,455
Blaine V. Fogg	51,113,622	4,446,724	2,348,455
William H. Waldorf	54,368,147	1,192,199	2,348,455
Joseph J. Whalen	54,364,860	1,195,486	2,348,455

Item No. 2: The stockholders approved, on an advisory basis, the compensation of the named executive officers as disclosed in Griffon’s proxy statement, by the votes set forth below:

For	Against	Abstain	Broker Non-votes

42,295,939	5,953,804	7,310,601	2,348,455

Item No. 3: The stockholders ratified the appointment of Grant Thornton LLP as Griffon’s independent registered public accounting firm for fiscal 2013, by the votes set forth below:

For	Against	Abstain

57,626,761	132,805	149,235

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Mr. Gerald J. Cardinale resigned from Griffon’s Board of Directors (the “Board”) on January 30, 2013. Mr. Cardinale was a nominee of GS Direct, L.L.C. (“GS Direct”), an affiliate of Goldman, Sachs & Co., which, pursuant to an agreement with Griffon and based on its current ownership level of Griffon common stock, has the right to nominate two people to serve on the Board. Mr. Cardinale’s decision was an outgrowth of his retirement from Goldman Sachs and not the result of any disagreement with Griffon relating to Griffon’s operations, policies or practices.

GS Direct has advised Griffon that, until further notice, it intends to designate Bradley J. Gross, who has served on the Board as a designee of GS Direct since September 2008, as its sole nominee on the Board. Accordingly, on January 30, 2013, upon the recommendation of the Nominating and Corporate Governance Committee of the Board, the Board appointed Mr. Kevin F. Sullivan as a Class II director to fill the vacancy created by Mr. Cardinale’s departure. Mr. Sullivan was also appointed to serve on the Finance Committee of the Board.

Mr. Sullivan was a Managing Director with Deutsche Bank, and a predecessor bank, Bankers Trust, from 1990 until his retirement in November 2012, and began with Bankers Trust in 1980.  Mr. Sullivan held positions of increasing responsibility over his thirty-two years at Deutsche Bank and Bankers Trust, including Group Head for Loan Sales, Trading and Capital Markets; Head of Leveraged Finance – Asia; and last serving as Group Head for Asset Based Lending. He was a member of the Capital Commitments Committee from 2002 to 2012 and a member of the Equity Investments Committee from 2008 to 2012.

On January 30, 2013, Mr. Sullivan received a grant of 3,333 restricted shares of Griffon common stock pursuant to Griffon’s director compensation program; one-third of such shares vest on each of the first three anniversaries of the grant date.

Item 6	Exhibits

10.1	Employment Agreement, dated December 7, 2012, by and between Griffon Corporation and Robert F. Mehmel.
10.2	Restricted Share Award letter made as of December 10, 2012, by and between Griffon Corporation and Robert F. Mehmel.
10.3	Consulting Agreement, dated December 11, 2012, by and between Griffon Corporation and Patrick L. Alesia.
31.1	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Document*

101.DEF	XBRL Taxonomy Extension Definitions Document*

101.LAB	XBRL Taxonomy Extension Labels Document*

101.PRE	XBRL Taxonomy Extension Presentations Document*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.

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
(Principal Financial Officer)

/s/ Brian G. Harris

Brian G. Harris
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

Date: February 1, 2013

EXHIBIT INDEX

10.1	Employment Agreement, dated December 7, 2012, by and between Griffon Corporation and Robert F. Mehmel.
10.2	Restricted Share Award letter made as of December 10, 2012, by and between Griffon Corporation and Robert F. Mehmel.
10.3	Consulting Agreement, dated December 11, 2012, by and between Griffon Corporation and Patrick L. Alesia.
31.1	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Document*

101.DEF	XBRL Taxonomy Extension Definitions Document*

101.LAB	XBRL Taxonomy Extension Labels Document*

101.PRE	XBRL Taxonomy Extension Presentations Document*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.