Form 10-Q
period 2013-03-31
GRIFFON CORP
filed 2013-05-08
CIK 50725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of common stock outstanding at April 30, 2013 was 59,933,091.

Griffon Corporation and Subsidiaries

Part I – Financial Information

Item 1 – Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited)
	At March 31, 2013	At September 30, 2012

CURRENT ASSETS
Cash and equivalents	$116,922	$209,654
Accounts receivable, net of allowances of $5,538 and $5,433	302,281	239,857
Contract costs and recognized income not yet billed, net of progress payments of $3,199 and $3,748	95,039	70,777
Inventories, net	257,047	257,868
Prepaid and other current assets	54,911	47,472
Assets of discontinued operations	556	587
Total Current Assets	826,756	826,215
PROPERTY, PLANT AND EQUIPMENT, net	350,832	356,879
GOODWILL	358,334	358,372
INTANGIBLE ASSETS, net	225,162	230,473
OTHER ASSETS	28,060	31,317
ASSETS OF DISCONTINUED OPERATIONS	2,665	2,936
Total Assets	$1,791,809	$1,806,192

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$19,522	$17,703
Accounts payable	160,738	141,704
Accrued liabilities	105,573	110,337
Liabilities of discontinued operations	1,954	3,639
Total Current Liabilities	287,787	273,383
LONG-TERM DEBT, net of debt discount of $14,962 and $16,607	678,773	681,907
OTHER LIABILITIES	184,344	193,107
LIABILITIES OF DISCONTINUED OPERATIONS	3,110	3,643
Total Liabilities	1,154,014	1,152,040
COMMITMENTS AND CONTINGENCIES - See Note 18
SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	637,795	654,152
Total Liabilities and Shareholders’ Equity	$1,791,809	$1,806,192

GRIFFON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

							ACCUMULATED
			CAPITAL IN				OTHER	DEFERRED
	COMMON STOCK		EXCESS OF	RETAINED	TREASURY SHARES		COMPREHENSIVE	ESOP & OTHER
(in thousands)	SHARES	PAR VALUE	PAR VALUE	EARNINGS	SHARES	COST	INCOME (LOSS)	COMPENSATION	Total
Balance at 9/30/2012	76,509	$19,127	$482,009	$436,421	15,621	$(242,081)	$(19,559)	$(21,765)	$654,152

Net loss	—	—	—	(261)	—	—	—	—	(261)
Dividend	—	—	—	(2,938)	—	—	—	—	(2,938)
Tax effect from exercise/vesting of equity awards, net	—	—	150	—	—	—	—	—	150
Amortization of deferred compensation	—	—	—	—	—	—	—	1,006	1,006
Common stock acquired	—	—	—	—	1,984	(22,109)	—	—	(22,109)
Restricted stock awards granted, net	1,102	276	(478)	—	—	—	—	—	(202)
ESOP allocation of common stock	—	—	100	—	—	—	—	—	100
Stock-based compensation	—	—	6,298	—	—	—	—	—	6,298
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	1,599	—	1,599

Balance at 3/31/2013	77,611	$19,403	$488,079	$433,222	17,605	$(264,190)	$(17,960)	$(20,759)	$637,795

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Revenue	$488,743	$482,431	$912,492	$933,462
Cost of goods and services	383,246	379,630	709,325	727,953
Gross profit	105,497	102,801	203,167	205,509

Selling, general and administrative expenses	86,059	86,152	168,278	169,219
Restructuring and other related charges	9,336	—	10,444	1,795
Total operating expenses	95,395	86,152	178,722	171,014

Income from operations	10,102	16,649	24,445	34,495

Other income (expense)
Interest expense	(13,060)	(13,005)	(26,167)	(26,068)
Interest income	151	86	179	149
Other, net	422	1,029	908	1,076
Total other income (expense)	(12,487)	(11,890)	(25,080)	(24,843)

Income (loss) before taxes	(2,385)	4,759	(635)	9,652
Provision (benefit) for income taxes	(1,566)	2,732	(374)	5,139
Net income (loss)	$(819)	$2,027	$(261)	$4,513

Basic earnings (loss) per common share	$(0.02)	$0.04	$(0.00)	$0.08
Weighted-average shares outstanding	54,345	56,037	54,749	56,031

Diluted earnings (loss) per common share	$(0.02)	$0.04	$(0.00)	$0.08
Weighted-average shares outstanding	54,345	57,380	54,749	57,228

Net income (loss)	$(819)	$2,027	$(261)	$4,513
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(5,924)	9,620	(2,921)	5,048
Pension amortization	489	523	4,349	1,040
Gain on cash flow hedge	171	—	171	—
Total other comprehensive income (loss), net of taxes	(5,264)	10,143	1,599	6,088
Comprehensive income (loss)	$(6,083)	$12,170	$1,338	$10,601

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(261)	$4,513

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation and amortization	35,038	31,836
Stock-based compensation	6,298	4,908
Fixed asset impairment charges - restructuring	3,122	—
Provision for losses on accounts receivable	440	611
Amortization/write-off of deferred financing costs and debt discounts	3,102	3,021
Deferred income taxes	(592)	(807)
(Gain) loss on sale/disposal of assets	(801)	29
Change in assets and liabilities, net of assets and liabilities acquired:
Increase in accounts receivable and contract costs and recognized income not yet billed	(87,531)	(14,648)
(Increase) decrease in inventories	90	(17,003)
Decrease in prepaid and other assets	411	905
Increase (decrease) in accounts payable, accrued liabilities and income taxes payable	7,080	(19,482)
Other changes, net	(379)	3,909
Net cash used in operating activities	(33,983)	(2,208)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(30,995)	(40,205)
Acquired business, net of cash acquired	—	(22,432)
Proceeds from sale of assets	1,216	195
Net cash used in investing activities	(29,779)	(62,442)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(2,938)	(2,374)
Purchase of shares for treasury	(22,109)	(2,350)
Proceeds from issuance of long-term debt	303	4,000
Payments of long-term debt	(5,400)	(10,398)
Change in short-term borrowings	2,157	(3,331)
Financing costs	(759)	(4)
Tax effect from exercise/vesting of equity awards, net	150	834
Other, net	242	(29)
Net cash used in financing activities	(28,354)	(13,652)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities	(478)	(764)
Net cash used in discontinued operations	(478)	(764)

Effect of exchange rate changes on cash and equivalents	(138)	916

NET DECREASE IN CASH AND EQUIVALENTS	(92,732)	(78,150)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	209,654	243,029
CASH AND EQUIVALENTS AT END OF PERIOD	$116,922	$164,879

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except share and per share data)
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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements. As such, they should be read with reference to Griffon’s Annual Report on Form 10-K for the year ended September 30, 2012, which provides a more complete explanation of Griffon’s accounting policies, financial position, operating results, business properties and other matters. In the opinion of management, these financial statements reflect all adjustments considered necessary for a fair statement of interim results. Griffon’s HBP operations are seasonal; for this and other reasons, the financial results of the Company for any interim period are not necessarily indicative of the results for the full year.

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

The fair values of Griffon’s 2018 senior notes and 2017 4% convertible notes approximated $594,000 and $108,800, respectively, on March 31, 2013. Fair values were based upon quoted market prices (level 1 inputs).

Insurance contracts and trading securities with values of $3,941 and $2,453 at March 31, 2013, respectively, are measured and recorded at fair value based upon quoted prices in active markets for identical assets (level 1 inputs).

Items Measured at Fair Value on a Recurring Basis

At March 31, 2013, Griffon had $1,750 of Australian dollar contracts at a weighted average rate of $0.96. The contracts, which protect Australia operations from currency fluctuations for U.S. dollar based purchases, do not qualify for hedge accounting and a fair value loss of $14 and $16 was recorded in other assets and to other income for the outstanding contracts, based on similar contract values (level 2 inputs), for the three and six months ended March 31, 2013, respectively. All contracts expire in 15 to 45 days.

In the normal course of business, Griffon’s operations are exposed to the effect of changes in foreign currency exchange rates. In order to manage these risks, Griffon may enter into various derivative contracts such as foreign currency exchange contracts, including forwards and options. During the second quarter of 2013, Clopay Europe entered into a forward exchange contract to receive $3,375 USD on April 3, 2013 in exchange for 2,500 EUR at the fixed exchange rate of 1.35 USD/EUR. This contract was created in order to lock into a foreign currency rate for a planned settlement in early April of inter-company liabilities payable in USD. At the inception, the hedge was deemed effective as a cash flow hedge and Griffon recognized a deferred gain of $171, net of tax in Other comprehensive income (loss) as of March 31, 2013.

NOTE 3 – ACQUISITION

On October 17, 2011, Griffon acquired the pots and planters business of Southern Sales & Marketing Group, Inc. (“SSMG”) for $22,432. The acquired business, which markets its products under the Southern PatioTM brand (“Southern Patio”), is a leading designer, manufacturer and marketer of landscape accessories. Southern Patio, which was integrated with ATT, had revenue exceeding $40,000 in 2011.

The accounts of the acquired company, after adjustment to reflect fair market values assigned to assets purchased, have been included in the consolidated financial statements from date of acquisition.

The following table summarizes the fair values of the Southern Patio assets as of the date of acquisition:

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
	$18,343

NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out or average) or market.

The following table details the components of inventory:

	At March 31,	At September 30,
	2013	2012
Raw materials and supplies	$72,643	$63,596
Work in process	70,132	67,077
Finished goods	114,272	127,195
Total	$257,047	$257,868
6

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

The following table details the components of property, plant and equipment, net:

	At March 31,	At September 30,
	2013	2012
Land, building and building improvements	$123,153	$125,330
Machinery and equipment	638,497	622,983
Leasehold improvements	35,541	34,890
	797,191	783,203
Accumulated depreciation and amortization	(446,359)	(426,324)
Total	$350,832	$356,879

Depreciation and amortization expense for property, plant and equipment was $15,695 and $14,282 for the quarters ended March 31, 2013 and 2012, respectively, and $31,066 and $27,771 for the six months ended March 31, 2013, and 2012, respectively.

No event or indicator of impairment occurred during the quarter ended March 31, 2013, which would require additional impairment testing of property, plant and equipment.

NOTE 6 – GOODWILL AND OTHER INTANGIBLES

The following table provides changes in the carrying value of goodwill by segment during the six months ended March 31, 2013:

	At September 30, 2012	Other adjustments including currency translations	At March 31, 2013
Home & Building Products	$269,802	$—	$269,802
Telephonics	18,545	—	18,545
Plastics	70,025	(38)	69,987
Total	$358,372	$(38)	$358,334

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	At March 31, 2013			At September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization

Customer relationships	$166,422	$25,350	25	$167,603	$21,799
Unpatented technology	6,804	2,625	12.5	6,751	2,334
Total amortizable intangible assets	173,226	27,975		174,354	24,133
Trademarks	79,911	—		80,252	—
Total intangible assets	$253,137	$27,975		$254,606	$24,133

Amortization expense for intangible assets was $1,986 and $2,038 for the quarters ended March 31, 2013 and 2012, respectively, and $3,972 and $4,065 for the six months ended March 31, 2013 and 2012, respectively.

No event or indicator of impairment occurred during the quarter ended March 31, 2013, which would require impairment testing of long-lived intangible assets including goodwill.

NOTE 7 – INCOME TAXES

The effective tax rates for the quarter and six month period ended March 31, 2013 were benefits, on the pre-tax loss, of 65.7% and 59.0%, respectively, compared to provisions of 57.4% and 53.2% in the comparable prior year periods, respectively. The current year and prior year rates reflect the impact of permanent differences not deductible in determining taxable income, mainly limited deductibility of restricted stock, tax reserves and of changes in earnings mix between domestic and non-domestic operations, all of which are material relative to the level of pretax result. The current quarter and six-month period include $309 and $364, respectively, from discrete items primarily from the retroactively extended Research and Development (“R&D”) credit signed into law January 2, 2013. There were no material discrete items in the prior year periods.

NOTE 8 – LONG-TERM DEBT

		At March 31, 2013					At September 30, 2012
		Outstanding Balance	Original Issuer Discount	Balance Sheet	Capitalized Fees & Expenses	Coupon Interest Rate	Outstanding Balance	Original Issuer Discount	Balance Sheet	Capitalized Fees & Expenses	Coupon Interest Rate
Senior notes due 2018	(a)	$550,000	$—	$550,000	$8,050	7.125%	$550,000	$—	$550,000	$8,862	7.125%
Revolver due 2016	(a)	—	—	—	2,621	n/a	—	—	—	2,175	n/a
Convert. debt due 2017	(b)	100,000	(14,962)	85,038	1,699	4.000%	100,000	(16,607)	83,393	1,921	4.000%
Real estate mortgages	(c)	13,652	—	13,652	228	n/a	14,063	—	14,063	271	n/a
ESOP Loans	(d)	21,911	—	21,911	28	n/a	22,723	—	22,723	32	n/a
Capital lease - real estate	(e)	9,995	—	9,995	219	5.000%	10,455	—	10,455	232	5.000%
Term loan due 2013	(f)	10,252	—	10,252	64	n/a	12,873	—	12,873	107	n/a
Revolver due 2013	(f)	—	—	—	—	n/a	—	—	—	—	n/a
Foreign lines of credit	(g)	4,186	—	4,186	—	n/a	2,064	—	2,064	—	n/a
Foreign term loan	(g)	1,732	—	1,732	12	n/a	2,693	—	2,693	19	n/a
Other long term debt	(h)	1,529	—	1,529	—	n/a	1,346	—	1,346	—
Totals		713,257	(14,962)	698,295	$12,921		716,217	(16,607)	699,610	$13,619
less: Current portion		(19,522)	—	(19,522)			(17,703)	—	(17,703)
Long-term debt		$693,735	$(14,962)	$678,773			$698,514	$(16,607)	$681,907

		Three Months Ended March 31, 2013					Three Months Ended March 31, 2012

		Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense	Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense
Senior notes due 2018	(a)	7.5%	$9,797	$—	$405	$10,202	7.4%	$9,797	$—	$399	$10,196
Revolver due 2016	(a)	0.0%	206	—	157	363	n/a	—	—	156	156
Convert. debt due 2017	(b)	9.3%	1,000	834	111	1,945	9.2%	1,000	766	111	1,877
Real estate mortgages	(c)	5.4%	135	—	22	157	5.6%	144	—	22	166
ESOP Loans	(d)	2.9%	158	—	2	160	3.0%	176	—	1	177
Capital lease - real estate	(e)	5.2%	125	—	7	132	5.3%	138	—	6	144
Term loan due 2013	(f)	3.7%	76	—	23	99	6.0%	245	—	55	300
Revolver due 2013	(f)	0.5%	18	—	—	18	n/a	—	—	—	—
Foreign lines of credit	(g)	12.3%	129	—	—	129	9.1%	54	—	—	54
Foreign term loan	(g)	9.8%	57	—	2	59	10.0%	50	—	—	50
Other long term debt	(h)		136	—	—	136		401	—	—	401
Capitalized interest			(340)	—	—	(340)		(516)	—	—	(516)
Totals			$11,497	$834	$729	$13,060		$11,489	$766	$750	$13,005

		Six Months Ended March 31, 2013					Six Months Ended March 31, 2012

		Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense	Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense
Senior notes due 2018	(a)	7.4%	$19,594	$—	$811	$20,405	7.4%	$19,594	$—	$811	$20,405
Revolver due 2016	(a)	0.0%	424	—	313	737	n/a	—	—	309	309
Convert. debt due 2017	(b)	9.2%	2,000	1,645	222	3,867	9.1%	2,000	1,510	222	3,732
Real estate mortgages	(c)	5.4%	274	—	43	317	5.6%	294	—	43	337
ESOP Loans	(d)	2.9%	325	—	4	329	3.0%	355	—	2	357
Capital lease - real estate	(e)	5.3%	256	—	13	269	5.3%	280	—	13	293
Term loan due 2013	(f)	3.7%	174	—	44	218	6.1%	527	—	77	604
Revolver due 2013	(f)	0.5%	35	—	—	35	n/a	—	—	—	—
Foreign lines of credit	(g)	11.3%	225	—	—	225	9.1%	156	—	—	156
Foreign term loan	(g)	10.2%	132	—	7	139	10.0%	50	—	—	50
Other long term debt	(h)		251	—	—	251		758	—	34	792
Capitalized interest			(625)	—	—	(625)		(967)	—	—	(967)
Totals			$23,065	$1,645	$1,457	$26,167		$23,047	$1,510	$1,511	$26,068

(a)	On March 17, 2011, in an unregistered offering through a private placement under Rule 144A, Griffon issued, at par, $550,000 of 7.125% Senior Notes due in 2018 (“Senior Notes”); interest is payable semi-annually. On August 9, 2011, Griffon exchanged all of the Senior Notes for substantially identical Senior Notes registered under the Securities Act of 1933 via an exchange offer.

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

On March 28, 2013, Griffon amended and increased the amount available under its Revolving Credit Facility (“Credit Agreement”) from $200,000 to $225,000 and extended its maturity from March 17, 2016 to March 28, 2018. The facility includes a letter of credit sub-facility with a limit of $60,000, a multi-currency sub-facility of $50,000 and a swingline sub-facility with a limit of $30,000. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility or the occurrence of a default or event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, in each case without a floor, plus an applicable margin, which adjusts based on financial performance. The current margins are 1.25% for base rate loans and 2.25% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio as well as customary affirmative and negative covenants and events of default. The Credit Agreement also includes certain restrictions, such as limitations on the incurrence of indebtedness and liens and the making of restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all assets of the Company and the guarantors.

At March 31, 2013, there were $22,712 of standby letters of credit outstanding under the Credit Agreement; $202,288 was available for borrowing at that date.

(b)	On December 21, 2009, Griffon issued $100,000 principal of 4% convertible subordinated notes due 2017 (the “2017 Notes”). The current conversion rate of the 2017 Notes is 67.8495 shares of Griffon’s common stock per $1,000 principal amount of notes, corresponding to a conversion price of $14.74 per share. When a cash dividend is declared that would result in an adjustment to the conversion ratio of less than 1%, any adjustment to the conversion ratio is deferred until the first to occur of (i) actual conversion, (ii) the 42nd trading day prior to maturity of the notes, and (iii) such time as the cumulative adjustment equals or exceeds 1%. As of March 31, 2013, aggregate dividends since the last conversion price adjustment of $0.025 per share would have resulted in an adjustment to the conversion ratio of approximately 0.22%. At March 31, 2013 and September 30, 2012, the 2017 Notes had a capital in excess of par component, net of tax, of $15,720.
9

(c)	On December 20, 2010, Griffon entered into two second lien real estate mortgages to secure new loans totaling $11,834. The loans mature in February 2016, are collateralized by the related properties and are guaranteed by Griffon. The loans bear interest at a rate of LIBOR plus 3% with the option to swap to a fixed rate.

Griffon has other real estate mortgages, collateralized by real property, which bear interest at 6.3% and mature in 2016.

(d)	Griffon’s Employee Stock Ownership Plan (“ESOP”) entered into a loan agreement in August 2010 to borrow $20,000 over a one-year period. The proceeds were used to purchase 1,874,737 shares of Griffon common stock in the open market for $19,973. The loan bears interest at a) LIBOR plus 2.5% or b) the lender’s prime rate, at Griffon’s option. In November 2011, Griffon exercised an option to convert the outstanding loan to a five-year term loan; principal is payable in quarterly installments of $250, beginning December 2011, with a balloon payment of $15,223 due at maturity (November 2016). The loan is secured by shares purchased with the proceeds of the loan, and repayment is guaranteed by Griffon. At March 31, 2013, $18,473 was outstanding.

In addition, the ESOP is party to a loan agreement which requires quarterly principal payments of $156 and interest through the extended expiration date of December 2013 at which time the $3,125 balance of the loan, and any outstanding interest, will be payable. Griffon has the intent and ability to refinance the December 2013 balance, and has classified the balance in Long-Term Debt. The primary purpose of this loan was to purchase 547,605 shares of Griffon’s common stock in October 2008. The loan is secured by shares purchased with the proceeds of the loan, and repayment is guaranteed by Griffon. The loan bears interest at rates based upon the prime rate or LIBOR. At March 31, 2013, $3,438 was outstanding.

(e)	In October 2006, CBP entered into a capital lease totaling $14,290 for real estate in Troy, Ohio. The lease matures in 2021, bears interest at a fixed rate of 5.3%, is secured by a mortgage on the real estate and is guaranteed by Griffon.

(f)	In November 2010, Clopay Europe GMBH (“Clopay Europe”) entered into a €10,000 revolving credit facility and a €20,000 term loan. The facility accrues interest at EURIBOR plus 2.45% per annum and the term loan accrues interest at EURIBOR plus 2.20% per annum. The revolving facility matures in November 2013, but is renewable upon mutual agreement with the bank. In July 2011, the full €20,000 was drawn on the Term Loan, with a portion of the proceeds used to repay borrowings under the revolving credit facility. The term loan is payable in ten equal quarterly installments which began in September 2011, with maturity in December 2013. Under the term loan, Clopay Europe is required to maintain a certain minimum equity to assets ratio and keep leverage below a certain level, defined as the ratio of total debt to EBITDA.

(g)	In February 2012, Clopay do Brazil, a subsidiary of Plastics, borrowed $4,000 at a rate of 104.5% of Brazilian CDI (7.0% at March 31, 2013). The loan was used to refinance existing loans, is collateralized by accounts receivable and a 50% guaranty by Plastics and is to be repaid in four equal, semi-annual installments of principal plus accrued interest beginning in August 2012. Clopay do Brazil also maintains lines of credit of approximately $4,400. Interest on borrowings accrue at a rate of Brazilian CDI plus 6.0% (13.0%, at March 31, 2013). At March 31, 2013 there was approximately $4,186 borrowed under the lines.

In November 2012, Garant G.P. (“Garant”) entered into a CAD $15,000 revolving credit facility. The facility accrues interest at LIBOR or the Bankers Acceptance Rate plus 1.3% per annum (1.48% and 1.49% as of March 31, 2013). The revolving facility matures in November 2015. Garant is required to maintain a certain minimum equity. At March 31, 2013, there were no borrowings under the revolving credit facility with CAD $15,000 available for borrowing.

(h)	At March 31, 2013 and September 30, 2012, Griffon had $532 of 4% convertible subordinated notes due 2023 (“2023 Notes”) outstanding. On April 15, 2013, the 2023 Notes were redeemed at par plus accrued interest. Other long term debt also includes capital leases.

At March 31, 2013, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements.

NOTE 9 — SHAREHOLDERS’ EQUITY

On November 17, 2011, the Company began declaring quarterly cash dividends. During 2012, the Company declared and paid quarterly dividends of $0.02 per share, totaling $0.08 per share for the year. During the first and second quarters of 2013, the Board of Directors approved quarterly cash dividends of $0.025 per common share, which were paid on December 26, 2012 and March 27, 2013, to holders of common stock as of close of business on November 29, 2012 and February 27, 2013, respectively. Dividends paid on allocated shares in the ESOP were used to pay down the ESOP loan and recorded as a reduction in expense. A dividend payable was established for the holders of restricted shares; such payable will be released upon vesting of the underlying restricted shares.

On May 7, 2013, the Board of Directors declared a quarterly cash dividend of $0.025 per share, payable on June 26, 2013 to shareholders of record as of the close of business on May 28, 2013.

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

In February 2011, shareholders approved the Griffon Corporation 2011 Equity Incentive Plan (as amended, the “Incentive Plan”) under which awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, deferred shares and other stock-based awards may be granted. Options granted under the Incentive Plan may be either “incentive stock options” or nonqualified stock options, generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The maximum number of shares of common stock available for award under the Incentive Plan is 3,000,000 (600,000 of which may be issued as incentive stock options) plus any shares underlying awards outstanding on the effective date of the Incentive Plan under the 2006 Incentive Plan that are subsequently cancelled or forfeited. As of March 31, 2013, 674,832 shares were available for grant.

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

During the second quarter of 2013, Griffon granted 278,330 restricted stock awards with vesting periods up to four years, 241,667 of which are also subject to certain performance conditions, with a total fair value of $3,333, or a weighted average fair value of $11.97 per share.

For the three and six months ended March 31, 2013, stock based compensation expense totaled $3,338 and $6,298, respectively. For the three and six months ended March 31, 2012, stock based compensation expense totaled $2,651 and $4,908, respectively.

In August 2011, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under this repurchase program, the Company may purchase shares of its common stock, depending upon market conditions, in open market or privately negotiated transactions, including pursuant to a 10b5-1 plan. In the first quarter of 2013, Griffon purchased 723,630 shares of common stock, for a total of $7,331, or $10.13 per share, pursuant to the repurchase program. In the second quarter of 2013, Griffon purchased 881,998 shares of common stock, for a total of $10,265, or $11.64 per share pursuant to the repurchase program. To date, Griffon has purchased 2,958,073 shares of common stock, for a total of $29,285, or $9.90 per share; $20,715 remains under the $50,000 authorization.

In addition to the repurchases under the $50,000 program, during the second quarter, 378,157 shares, with a market value of $4,508, or $11.92 per share, were withheld to settle employee taxes due upon the vesting of restricted stock.

NOTE 10 – EARNINGS PER SHARE (EPS)

Basic EPS (and diluted EPS in periods where a loss exists) was calculated by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS was calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with stock based compensation. The 2023 Notes and the 2017 Notes were anti-dilutive due to the conversion price being greater than the weighted-average stock price during the periods presented.

The following table is a reconciliation of the share amounts (in thousands) used in computing earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Weighted average shares outstanding - basic	54,345	56,037	54,749	56,031
Incremental shares from stock based compensation	—	1,343	—	1,197

Weighted average shares outstanding - diluted	54,345	57,380	54,749	57,228

Anti-dilutive options excluded from diluted EPS computation	856	989	856	989
Anti-dilutive restricted stock excluded from diluted EPS computation	2,421	—	2,259	—

Griffon has the intent and ability to settle the principal amount of the 2017 Notes in cash, as such, the potential issuance of shares related to the principal amount of the 2017 Notes does not affect diluted shares.

NOTE 11 – BUSINESS SEGMENTS

Griffon’s reportable business segments are as follows:

•	HBP is a leading manufacturer and marketer of residential, commercial and industrial garage doors to professional installing dealers and major home center retail chains, as well as a global provider of non-powered landscaping products that make work easier for homeowners and professionals.

•	Telephonics develops, designs and manufactures high-technology integrated information, communication and sensor system solutions to military and commercial markets worldwide.

•	Plastics is an international leader in the development and production of embossed, laminated and printed specialty plastic films used in a variety of hygienic, health-care and industrial applications.
12

Information on Griffon’s business segments is as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2013	2012	2013	2012
REVENUE
Home & Building Products:
ATT	$136,237	$133,321	$213,546	$232,061
CBP	89,499	91,269	202,366	202,915
Home & Building Products	225,736	224,590	415,912	434,976
Telephonics	121,631	113,992	217,681	218,506
Plastics	141,376	143,849	278,899	279,980
Total consolidated net sales	$488,743	$482,431	$912,492	$933,462

The following table reconciles segment operating profit to income (loss) before taxes:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2013	2012	2013	2012
INCOME (LOSS) BEFORE TAXES
Segment operating profit:
Home & Building Products	$3,835	$8,096	$11,106	$17,930
Telephonics	13,753	13,543	28,398	26,056
Plastics	916	2,492	3,558	4,372
Total segment operating profit	18,504	24,131	43,062	48,358
Net interest expense	(12,909)	(12,919)	(25,988)	(25,919)
Unallocated amounts	(7,980)	(6,453)	(15,567)	(12,787)
Loss on pension settlement	—	—	(2,142)	—
Income (loss) before taxes	$(2,385)	$4,759	$(635)	$9,652

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

The following table provides a reconciliation of Segment adjusted EBITDA to Income (loss) before taxes:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2013	2012	2013	2012
Segment adjusted EBITDA:
Home & Building Products	$17,555	$15,853	$34,794	$33,603
Telephonics	15,505	15,336	31,869	31,024
Plastics	12,352	9,164	21,671	17,344
Total Segment adjusted EBITDA	45,412	40,353	88,334	81,971
Net interest expense	(12,909)	(12,919)	(25,988)	(25,919)
Segment depreciation and amortization	(17,572)	(16,222)	(34,828)	(31,640)
Unallocated amounts	(7,980)	(6,453)	(15,567)	(12,787)
Restructuring charges	(9,336)	—	(10,444)	(1,795)
Acquisition costs	—	—	—	(178)
Loss on pension settlement	—	—	(2,142)	—
Income (loss) before taxes	$(2,385)	$4,759	$(635)	$9,652

Unallocated amounts typically include general corporate expenses not attributable to a reportable segment.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2013	2012	2013	2012
DEPRECIATION and AMORTIZATION
Segment:
Home & Building Products	$9,157	$7,757	$18,017	$15,222
Telephonics	1,752	1,793	3,471	3,446
Plastics	6,663	6,672	13,340	12,972
Total segment depreciation and amortization	17,572	16,222	34,828	31,640
Corporate	109	99	210	196
Total consolidated depreciation and amortization	$17,681	$16,321	$35,038	$31,836

CAPITAL EXPENDITURES
Segment:
Home & Building Products	$6,711	$8,305	$15,804	$14,573
Telephonics	2,630	2,554	3,452	3,784
Plastics	4,333	9,446	11,701	21,774
Total segment	13,674	20,305	30,957	40,131
Corporate	33	8	38	74
Total consolidated capital expenditures	$13,707	$20,313	$30,995	$40,205

	At March 31, 2013	At September 30, 2012
ASSETS
Segment assets:
Home & Building Products	$988,515	$943,766
Telephonics	287,360	255,420
Plastics	422,263	430,395
Total segment assets	1,698,138	1,629,581
Corporate	90,450	173,088
Total continuing assets	1,788,588	1,802,669
Assets of discontinued operations	3,221	3,523
Consolidated total	$1,791,809	$1,806,192

NOTE 12 – DEFINED BENEFIT PENSION EXPENSE

Defined benefit pension expense was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Service cost	$48	$51	$98	$123
Interest cost	2,422	2,666	4,847	5,568
Expected return on plan assets	(3,136)	(2,930)	(6,274)	(5,732)
Amortization:
Prior service cost	5	84	10	168
Recognized actuarial loss	840	718	1,680	1,293
Loss on pension settlement	—	—	2,142	—
Net periodic expense	$179	$589	$2,503	$1,420

Effective January 1, 2012, the Clopay Pension Plan merged with the Ames True Temper, Inc. Pension Plan. The merged Pension Plan was renamed the Clopay Ames True Temper Pension Plan.

In the first quarter of 2013, Selling, general and administrative expenses included a $2,142, non-cash, pension settlement loss resulting from the lump-sum buyout of certain participant’s balances in the Company’s defined benefit plan. The buyouts, funded by the pension plan, reduced the Company’s net pension liability by $3,472 and increased Accumulated Other Comprehensive Income (Loss) by $3,649.

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued new accounting guidance requiring enhanced disclosures for items reclassified out of accumulated other comprehensive income. The guidance does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. This guidance is effective prospectively for annual reporting periods beginning after December 15, 2012, with early adoption permitted. As this new guidance is related to presentation only, the implementation of this guidance in the first quarter of fiscal year 2014 will not have a material effect on the Company’s financial condition or results of operations.

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

NOTE 14 – DISCONTINUED OPERATIONS

The following amounts related to the Installation Services segment, discontinued in 2008, have been segregated from Griffon’s continuing operations, and are reported as assets and liabilities of discontinued operations in the condensed consolidated balance sheets:

	At March 31, 2013	At September 30, 2012
Assets of discontinued operations:
Prepaid and other current assets	$556	$587
Other long-term assets	2,665	2,936
Total assets of discontinued operations	$3,221	$3,523

Liabilities of discontinued operations:
Accrued liabilities, current	$1,954	$3,639
Other long-term liabilities	3,110	3,643
Total liabilities of discontinued operations	$5,064	$7,282

There was no Installation Services’ operating unit revenue or income for the three or six months ended March 31, 2013 or 2012.

NOTE 15 – RESTRUCTURING AND OTHER RELATED CHARGES

In January 2013, ATT announced its intention to close certain of its manufacturing facilities and consolidate affected operations primarily into its Camp Hill and Carlisle, PA locations. The intended actions, to be completed by the end of fiscal 2014, will improve manufacturing and distribution efficiencies, allow for in-sourcing of certain production currently performed by third party suppliers, and improve material flow and absorption of fixed costs.

ATT anticipates incurring pre-tax restructuring and related exit costs approximating $8,000, comprised of cash charges of $4,000 and non-cash, asset-related charges of $4,000; the cash charges will include $3,000 for one-time termination benefits and other personnel-related costs and $1,000 for facility exit costs. ATT expects $20,000 in capital expenditures in connection with this initiative and, to date, has incurred $4,699 and $6,269 in restructuring costs and capital expenditures, respectively.

During the current quarter, BPC completed the consolidation of its Auburn, Washington facility into its Russia, Ohio facility.

HBP recognized $4,563 and $5,671, respectively, for the three and six months ended March 31, 2013, and nil and $273, respectively, for the three and six months ended March 31, 2012, in restructuring and other related exit costs. In 2013, restructuring and other related charges primarily related to one-time termination benefits, facility costs and other personnel costs and asset impairment charges related to the ATT and BPC plant consolidation initiatives. In 2012, restructuring and other related charges primarily related to one-time termination benefits and other personnel costs at ATT.

During the current quarter, PPC Europe announced plans to exit low margin businesses and eliminate approximately 80 positions, resulting in a restructuring cash charge of $4,773.

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

A summary of the restructuring and other related charges included in the line item “Restructuring and other related charges” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) were recognized as follows:

	Workforce Reduction	Facilities & Exit Costs	Other Related Costs	Non-cash Facility and Other	Total
Amounts incurred in:
Quarter ended December 31, 2011	$1,538	$257	$—	$—	$1,795
Quarter ended March 31, 2012	—	—	—	—	—
Six months ended March 31, 2012	$1,538	$257	$—	$—	$1,795

Quarter ended December 31, 2012	$994	$39	$75	$—	$1,108
Quarter ended March 31, 2013	3,795	523	1,517	3,501	9,336
Six months ended March 31, 2013	$4,789	$562	$1,592	$3,501	$10,444
16

The activity in the restructuring accrual recorded in accrued liabilities consisted of the following:

	Workforce Reduction	Facilities & Exit Costs	Other Related Costs	Total

Accrued liability at September 30, 2012	$3,500	$140	$—	$3,640
Charges	4,789	562	1,592	6,943
Payments	(2,872)	(233)	(846)	(3,951)
Accrued liability at March 31, 2013	$5,417	$469	$746	$6,632

NOTE 16 – OTHER INCOME

For the quarters ended March 31, 2013 and 2012, Other income (expense) included $479 and $172 respectively, of currency exchange losses in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $321 and $107, respectively, of investment income.

For the six months ended March 31, 2013 and 2012, Other income (expense) included $467 and $668 respectively, of currency exchange losses in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $353 and $172, respectively, of investment income.

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

Changes in Griffon’s warranty liability, included in Accrued liabilities, were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Balance, beginning of period	$7,743	$8,953	$8,856	$7,963
Warranties issued and changes in estimated pre-existing warranties	662	2,916	656	4,946
Actual warranty costs incurred	(981)	(1,513)	(2,088)	(2,553)
Balance, end of period	$7,424	$10,356	$7,424	$10,356
17

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

Department of Environmental Conservation of New York State, regarding Frankfort, NY site. During fiscal 2009, an underground fuel tank with surrounding soil contamination was discovered at the Frankfort, N.Y. site which is the result of historical facility operations prior to ATT’s ownership. While ATT was actively working with the DEC and the New York State Department of Health to define remediation requirements relative to the underground fuel tank, the DEC took the position that ATT was responsible to remediate other types of contamination on the site. After negotiations with the DEC, on August 15, 2011, ATT executed an Order on Consent with the DEC. The Order is without admission or finding of liability or acknowledgement that there has been a release of hazardous substances at the site. Importantly, the Order does not waive any rights that ATT has under a 1991 Consent Judgment entered into between the DEC and a predecessor of ATT relating to the site. The Order requires that ATT identify Areas of Concern at the site, and formulate a strategy to investigate and remedy both on and off site conditions in compliance with applicable environmental law. At the conclusion of the remedy phase of the remediation to the satisfaction of the DEC, the DEC will issue a Certificate of Completion. On August 1, 2012 a fire occurred during the course of demolition of certain structures at the Frankfort, NY site. The fire caused extensive damage requiring additional remediation under the oversight of the DEC. The insurance carrier for the demolition contractor committed to funding the cost of remediation and clean up resulting from the fire. The cleanup of the fire debris is largely complete, as is the demolition of the structures on the property. The NYDEC has inspected the progress of the work and is satisfied with the results thus far. On February 12, 2013, the NYDEC issued comments to the Remedial Investigation Work Plan previously submitted by ATT in October 2011, and in response Ames issued a Revised Remedial Investigation Work Plan. Implementation of the remedial investigation is dependent on timing of the NYDEC approval.

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

NOTE 19 — CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the domestic assets of Clopay Building Products Company, Inc., Clopay Plastic Products Company, Inc., Telephonics Corporation, Ames True Temper, Inc. and ATT Southern, Inc. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act of 1933, presented below are condensed consolidating financial information as of March 31, 2013 and September 30, 2012 and for the three and six months ended March 31, 2013 and 2012. The financial information may not necessarily be indicative of results of operations or financial position had the guarantor companies or non-guarantor companies operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly-owned subsidiaries accounted for under the equity method. On June 29, 2012, ATT Southern, Inc. was added as a guarantor. On June 30, 2012, to allocate debt related to operations, three guarantors entered into intercompany debt agreements with a non-guarantor to borrow a total of $491,372.

CONDENSED CONSOLIDATING BALANCE SHEETS

At March 31, 2013

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation

CURRENT ASSETS
Cash and equivalents	$64,874	$15,103	$36,945	$—	$116,922
Accounts receivable, net of allowances	—	255,170	79,925	(32,814)	302,281
Contract costs and recognized income not yet billed, net of progress payments	—	94,690	349	—	95,039
Inventories, net	—	198,830	57,997	220	257,047
Prepaid and other current assets	1,077	18,472	22,925	12,437	54,911
Assets of discontinued operations	—	—	556	—	556
Total Current Assets	65,951	582,265	198,697	(20,157)	826,756

PROPERTY, PLANT AND EQUIPMENT, net	1,071	245,475	104,286	—	350,832
GOODWILL	—	288,147	70,187	—	358,334
INTANGIBLE ASSETS, net	—	162,491	62,671	—	225,162
INTERCOMPANY RECEIVABLE	566,985	886,819	614,488	(2,068,292)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	2,189,013	538,547	2,686,245	(5,413,805)	—
OTHER ASSETS	48,120	58,423	8,715	(87,198)	28,060
ASSETS OF DISCONTINUED OPERATIONS	—	—	2,665	—	2,665
Total Assets	$2,871,140	$2,762,167	$3,747,954	$(7,589,452)	$1,791,809

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$1,312	$1,056	$17,154	$—	$19,522
Accounts payable and accrued liabilities	40,300	173,043	73,345	(20,377)	266,311
Liabilities of discontinued operations	—	—	1,954	—	1,954
Total Current Liabilities	41,612	174,099	92,453	(20,377)	287,787

LONG-TERM DEBT, net of debt discounts	656,168	9,547	13,058	—	678,773
INTERCOMPANY PAYABLES	20,001	840,936	1,180,334	(2,041,271)	—
OTHER LIABILITIES	65,955	177,783	27,804	(87,198)	184,344
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	3,110	—	3,110
Total Liabilities	783,736	1,202,365	1,316,759	(2,148,846)	1,154,014

SHAREHOLDERS’ EQUITY	2,087,404	1,559,802	2,431,195	(5,440,606)	637,795
Total Liabilities and Shareholders’ Equity	$2,871,140	$2,762,167	$3,747,954	$(7,589,452)	$1,791,809
20

CONDENSED CONSOLIDATING BALANCE SHEETS

At September 30, 2012

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation

CURRENT ASSETS
Cash and equivalents	$125,093	$34,782	$49,779	$—	$209,654
Accounts receivable, net of allowances	—	187,487	81,274	(28,904)	239,857
Contract costs and recognized income not yet billed, net of progress payments	—	69,216	1,561	—	70,777
Inventories, net	—	194,618	63,203	47	257,868
Prepaid and other current assets	(851)	23,929	21,968	2,426	47,472
Assets of discontinued operations	—	—	587	—	587
Total Current Assets	124,242	510,032	218,372	(26,431)	826,215

PROPERTY, PLANT AND EQUIPMENT, net	1,224	244,261	111,394	—	356,879
GOODWILL	—	288,147	70,225	—	358,372
INTANGIBLE ASSETS, net	—	164,633	65,840	—	230,473
INTERCOMPANY RECEIVABLE	508,984	648,347	542,025	(1,699,356)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	2,143,427	528,411	2,650,083	(5,321,921)	—
OTHER ASSETS	49,718	60,609	8,188	(87,198)	31,317
ASSETS OF DISCONTINUED OPERATIONS	—	—	2,936	—	2,936
Total Assets	$2,827,595	$2,444,440	$3,669,063	$(7,134,906)	$1,806,192

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$1,625	$1,032	$15,046	$—	$17,703
Accounts payable and accrued liabilities	44,649	167,230	66,640	(26,478)	252,041
Liabilities of discontinued operations	—	—	3,639	—	3,639
Total Current Liabilities	46,274	168,262	85,325	(26,478)	273,383

LONG-TERM DEBT, net of debt discounts	655,023	9,782	17,102	—	681,907
INTERCOMPANY PAYABLES	—	558,905	1,149,748	(1,708,653)	—
OTHER LIABILITIES	68,827	183,989	27,489	(87,198)	193,107
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	3,643	—	3,643
Total Liabilities	770,124	920,938	1,283,307	(1,822,329)	1,152,040

SHAREHOLDERS’ EQUITY	2,057,471	1,523,502	2,385,751	(5,312,572)	654,152
Total Liabilities and Shareholders’ Equity	$2,827,595	$2,444,440	$3,669,058	$(7,134,901)	$1,806,192

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended March 31, 2013

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation

Revenue	$—	$379,846	$123,599	$(14,702)	$488,743
Cost of goods and services	—	292,369	104,011	(13,134)	383,246
Gross profit	—	87,477	19,588	(1,568)	105,497

Selling, general and administrative expenses	3,821	67,936	15,912	(1,610)	86,059
Restructuring and other related charges	—	5,372	3,964	—	9,336
Total operating expenses	3,821	73,308	19,876	(1,610)	95,395

Income (loss) from operations	(3,821)	14,169	(288)	42	10,102

Other income (expense)
Interest income (expense), net	(3,610)	(6,824)	(2,475)	—	(12,909)
Other, net	322	1,966	(1,404)	(462)	422
Total other income (expense)	(3,288)	(4,858)	(3,879)	(462)	(12,487)

Income (loss) before taxes	(7,109)	9,311	(4,167)	(420)	(2,385)
Provision (benefit) for income taxes	(4,393)	2,750	77	—	(1,566)
Income (loss) before equity in net income of subsidiaries	(2,716)	6,561	(4,244)	(420)	(819)
Equity in net income (loss) of subsidiaries	2,317	(4,235)	6,561	(4,643)	—
Net income (loss)	$(399)	$2,326	$2,317	$(5,063)	$(819)

Net Income (loss)	$(399)	$2,326	$2,317	$(5,063)	$(819)
Other comprehensive income (loss), net of taxes	(1,181)	(46,562)	42,479	—	(5,264)
Comprehensive income (loss)	$(1,580)	$(44,236)	$44,796	$(5,063)	$(6,083)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended March 31, 2012

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation

Revenue	$—	$344,442	$151,309	$(13,320)	$482,431
Cost of goods and services	—	264,078	129,241	(13,689)	379,630
Gross profit	—	80,364	22,068	369	102,801

Selling, general and administrative expenses	4,627	65,072	16,546	(93)	86,152
Restructuring and other related charges	—	—	—	—	—
Total operating expenses	4,627	65,072	16,546	(93)	86,152

Income (loss) from operations	(4,627)	15,292	5,522	462	16,649

Other income (expense)
Interest income (expense), net	(3,345)	(5,327)	(4,247)	—	(12,919)
Other, net	109	2,746	(1,364)	(462)	1,029
Total other income (expense)	(3,236)	(2,581)	(5,611)	(462)	(11,890)

Income (loss) before taxes	(7,863)	12,711	(89)	—	4,759
Provision (benefit) for income taxes	(3,316)	6,061	(13)	—	2,732
Income (loss) before equity in net income of subsidiaries	(4,547)	6,650	(76)	—	2,027
Equity in net income (loss) of subsidiaries	6,574	(38)	6,650	(13,186)	—
Net income (loss)	$2,027	$6,612	$6,574	$(13,186)	$2,027

Net Income (loss)	$2,027	$6,612	$6,574	$(13,186)	$2,027
Other comprehensive income (loss), net of taxes	238	(5,965)	15,870	—	10,143
Comprehensive income (loss)	$2,265	$647	$22,444	$(13,186)	$12,170

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Six Months Ended March 31, 2013

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation

Revenue	$—	$700,904	$238,510	$(26,922)	$912,492
Cost of goods and services	—	531,186	202,365	(24,226)	709,325
Gross profit	—	169,718	36,145	(2,696)	203,167

Selling, general and administrative expenses	11,278	129,586	30,534	(3,120)	168,278
Restructuring and other related charges	—	6,480	3,964	—	10,444
Total operating expenses	11,278	136,066	34,498	(3,120)	178,722

Income (loss) from operations	(11,278)	33,652	1,647	424	24,445

Other income (expense)
Interest income (expense), net	(7,222)	(13,703)	(5,063)	—	(25,988)
Other, net	355	4,265	(2,788)	(924)	908
Total other income (expense)	(6,867)	(9,438)	(7,851)	(924)	(25,080)

Income (loss) before taxes	(18,145)	24,214	(6,204)	(500)	(635)
Provision (benefit) for income taxes	(9,759)	8,948	437	—	(374)
Income (loss) before equity in net income of subsidiaries	(8,386)	15,266	(6,641)	(500)	(261)
Equity in net income (loss) of subsidiaries	8,625	(6,596)	15,266	(17,295)	—
Net income (loss)	$239	$8,670	$8,625	$(17,795)	$(261)

Net Income (loss)	$239	$8,670	$8,625	$(17,795)	$(261)
Other comprehensive income (loss), net of taxes	422	(42,139)	43,316	—	1,599
Comprehensive income (loss)	$661	$(33,469)	$51,941	$(17,795)	$1,338

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Six Months Ended March 31, 2012

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation

Revenue	$—	$682,504	$278,272	$(27,314)	$933,462
Cost of goods and services	—	517,605	238,401	(28,053)	727,953
Gross profit	—	164,899	39,871	739	205,509

Selling, general and administrative expenses	9,244	129,063	31,097	(185)	169,219
Restructuring and other related charges	—	1,779	16	—	1,795
Total operating expenses	9,244	130,842	31,113	(185)	171,014

Income (loss) from operations	(9,244)	34,057	8,758	924	34,495

Other income (expense)
Interest income (expense), net	(6,743)	(11,309)	(7,867)	—	(25,919)
Other, net	174	5,588	(3,762)	(924)	1,076
Total other income (expense)	(6,569)	(5,721)	(11,629)	(924)	(24,843)

Income (loss) before taxes	(15,813)	28,336	(2,871)	—	9,652
Provision (benefit) for income taxes	(7,757)	12,787	109	—	5,139
Income (loss) before equity in net income of subsidiaries	(8,056)	15,549	(2,980)	—	4,513
Equity in net income (loss) of subsidiaries	12,569	(2,878)	15,549	(25,240)	—
Net income (loss)	$4,513	$12,671	$12,569	$(25,240)	$4,513

Net Income (loss)	$4,513	$12,671	$12,569	$(25,240)	$4,513
Other comprehensive income (loss), net of taxes	476	32,970	(27,358)	—	6,088
Comprehensive income (loss)	$4,989	$45,641	$(14,789)	$(25,240)	$10,601

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Six Months Ended March 31, 2013

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$239	$8,670	$8,625	$(17,795)	$(261)

Net cash provided by (used in) operating activities	(43,968)	(26,900)	36,885	—	(33,983)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(24)	(28,624)	(2,347)	—	(30,995)
Intercompany distributions	10,000	(10,000)	—	—	—
Proceeds from sale of investment	—	1,171	45	—	1,216
Net cash provided by (used in) investing activities	9,976	(37,453)	(2,302)	—	(29,779)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(22,109)	—	—	—	(22,109)
Proceeds from issuance of long-term debt	—	303	—	—	303
Payments of long-term debt	(813)	(514)	(4,073)	—	(5,400)
Change in short-term borrowings	—	—	2,157	—	2,157
Financing costs	(759)	—	—	—	(759)
Tax effect from exercise/vesting of equity awards, net	150	—	—	—	150
Dividend	(2,938)	—	—	—	(2,938)
Other, net	242	44,885	(44,885)	—	242
Net cash provided by (used in) financing activities	(26,227)	44,674	(46,801)	—	(28,354)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	—	—	(478)	—	(478)

Effect of exchange rate changes on cash and equivalents	—	—	(138)	—	(138)

NET DECREASE IN CASH AND EQUIVALENTS	(60,219)	(19,679)	(12,834)	—	(92,732)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	125,093	34,782	49,779	—	209,654
CASH AND EQUIVALENTS AT END OF PERIOD	$64,874	$15,103	$36,945	$—	$116,922

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Six Months Ended March 31, 2012

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,513	$12,671	$12,569	$(25,240)	$4,513

Net cash provided by (used in) operating activities	(59,324)	8,258	48,858	—	(2,208)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(74)	(35,119)	(5,012)	—	(40,205)
Acquired business, net of cash acquired	—	—	(22,432)	—	(22,432)
Intercompany distributions	10,000	(10,000)	—	—	—
Proceeds from sale of investment	—	140	55	—	195
Net cash provided by (used in) investing activities	9,926	(44,979)	(27,389)	—	(62,442)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(2,350)	—	—	—	(2,350)
Proceeds from issuance of long-term debt	—	—	4,000	—	4,000
Payments of long-term debt	(813)	(3,852)	(5,733)	—	(10,398)
Change in short-term borrowings	—	—	(3,331)		(3,331)
Intercompany debt	(23,000)	—	23,000	—	—
Financing costs	(4)	—	—	—	(4)
Tax effect from exercise/vesting of equity awards, net	834	—	—	—	834
Dividend	(2,374)	—	—	—	(2,374)
Other, net	(29)	47,724	(47,724)	—	(29)
Net cash provided by (used in) financing activities	(27,736)	43,872	(29,788)	—	(13,652)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	—	—	(764)	—	(764)

Effect of exchange rate changes on cash and equivalents	—	—	916	—	916

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(77,134)	7,151	(8,167)	—	(78,150)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	178,448	15,164	49,417	—	243,029
CASH AND EQUIVALENTS AT END OF PERIOD	$101,314	$22,315	$41,250	$—	$164,879
26

(Unless otherwise indicated, US dollars and non US currencies are in thousands, except per share data)

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

In January 2013, ATT announced its intention to close certain of its manufacturing facilities and consolidate affected operations primarily into its Camp Hill and Carlisle, PA locations. The intended actions, to be completed by the end of fiscal 2014, will improve manufacturing and distribution efficiencies, allow for in-sourcing of certain production currently performed by third party suppliers, and improve material flow and absorption of fixed costs. Management estimates that, upon completion, these actions will result in annual cash savings exceeding $10,000, based on current operating levels.

ATT anticipates incurring pre-tax restructuring and related exit costs approximating $8,000, comprised of cash charges of $4,000 and non-cash, asset-related charges of $4,000; the cash charges will include $3,000 for one-time termination benefits and other personnel-related costs and $1,000 for facility exit costs. ATT expects $20,000 in capital expenditures in connection with this initiative and, to date, has incurred $4,699 and $6,269 in restructuring costs and capital expenditures, respectively.

In the first quarter of 2013, Selling, general and administrative expenses included a $2,142, non-cash, pension settlement loss resulting from the lump-sum buyout of certain participant’s balances in the Company’s defined benefit plan. The buyouts, funded by the pension plan, reduced the Company’s net pension liability by $3,472.

On October 17, 2011, Griffon acquired the pots and planters business of Southern Sales & Marketing Group, Inc. for $22,432. The acquired business, which markets its products under the Southern PatioTM brand (“Southern Patio”), is a leading designer, manufacturer and marketer of landscape accessories. Southern Patio’s results of operations are not included in the Griffon consolidated statement of operations or cash flows, or footnotes relating thereto prior to October 17, 2011.

OVERVIEW

Revenue for the quarter ended March 31, 2013 was $488,743 compared to $482,431 in the prior year quarter. Net income (loss) was ($819) or ($0.02) per share, compared to $2,027 or $0.04 per share, in the prior year quarter.

The current quarter included:

-	Restructuring charges of $9,336 ($5,788, net of tax or $0.10 per share); and
-	Discrete tax benefits, net, of $309 or $0.01 per share.

Excluding these items from the current quarter results, net income would have been $4,660 or $0.08 per share in the current quarter compared to $2,027 or $0.04 per share in the prior year quarter.

Revenue for the six months ended March 31, 2013 was $912,492 compared to $933,462 in the prior year period. Net income (loss) was ($261) or ($0.00) per share, compared to $4,513 or $0.08 per share, in the prior year.

Results for the six months ended March 31, 2013 included:

-	Restructuring charges of $10,444 ($6,508, net of tax or $0.11 per share);
-	Loss on pension settlement of $2,142 ($1,392, net of tax or $0.02 per share); and
-	Discrete tax benefits, net, of $364 or $0.01 per share.

Results for the six months ended March 31, 2012 included:

-	Restructuring charges of $1,795 ($1,167, net of tax or $0.02 per share); and
-	Acquisition costs of $178 ($116, net of tax, or $0.00 per share).

Excluding these items from the respective periods, net income would have been $7,275 or $0.13 per share in the six months ended March 31, 2013 compared to $5,796 or $0.10 per share in the prior year period.

Griffon evaluates performance based on Earnings (loss) per share and Net income (loss) excluding restructuring charges, acquisition-related expenses, gains (losses) from pension settlement and debt extinguishment, and discrete tax items, as applicable. Griffon believes this information is useful to investors for the same reason. The following table provides a reconciliation of Earnings per share and Net income to Adjusted earnings per share and Adjusted net income:

GRIFFON CORPORATION AND SUBSIDIARIES

RECONCILIATION OF INCOME (LOSS) TO ADJUSTED INCOME

(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2013	2012	2013	2012

Net income (loss)	$(819)	$2,027	$(261)	$4,513

Adjusting items, net of tax:
Restructuring and related	5,788	—	6,508	1,167
Acquisition costs	—	—	—	116
Loss on pension settlement	—	—	1,392	—
Discrete tax benefits	(309)	—	(364)	—

Adjusted net income	$4,660	$2,027	$7,275	$5,796

Earnings (loss) per common share	$(0.02)	$0.04	$(0.00)	$0.08

Adjusting items, net of tax:
Restructuring	0.10	—	0.11	0.02
Acquisition costs	—	—	—	0.00
Loss on pension settlement	—	—	0.02	—
Discrete tax benefits	(0.01)	—	(0.01)	—

Adjusted earnings per share	$0.08	$0.04	0.13	$0.10

Weighted-average shares outstanding on loss (in thousands)	54,345		54,749
Weighted-average shares outstanding on income (in thousands)	56,766	57,380	57,008	57,228

Note: Due to rounding, the sum of earnings (loss) per common share and adjusting items, net of tax, may not equal adjusted earnings per common share.

RESULTS OF OPERATIONS

Three and six months ended March 31, 2013 and 2012

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

The following table provides a reconciliation of Segment adjusted EBITDA to Income (loss) before taxes:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2013	2012	2013	2012
Segment adjusted EBITDA:
Home & Building Products	$17,555	$15,853	$34,794	$33,603
Telephonics	15,505	15,336	31,869	31,024
Plastics	12,352	9,164	21,671	17,344
Total Segment adjusted EBITDA	45,412	40,353	88,334	81,971
Net interest expense	(12,909)	(12,919)	(25,988)	(25,919)
Segment depreciation and amortization	(17,572)	(16,222)	(34,828)	(31,640)
Unallocated amounts	(7,980)	(6,453)	(15,567)	(12,787)
Restructuring charges	(9,336)	—	(10,444)	(1,795)
Acquisition costs	—	—	—	(178)
Loss on pension settlement	—	—	(2,142)	—
Income (loss) before taxes	$(2,385)	$4,759	$(635)	$9,652

Home & Building Products

	Three Months Ended March 31,				Six Months Ended March 31,
	2013		2012		2013		2012
Revenue:
ATT	$136,237		$133,321		$213,546		$232,061
CBP	89,499		91,269		202,366		202,915
Home & Building Products	$225,736		$224,590		$415,912		$434,976

Segment operating profit	$3,835	1.7%	$8,096	3.6%	$11,106	2.7%	$17,930	4.1%
Depreciation and amortization	9,157		7,757		18,017		15,222
Restructuring charges	4,563		—		5,671		273
Acquisition costs	—		—		—		178
Segment adjusted EBITDA	$17,555	7.8%	$15,853	7.1%	$34,794	8.4%	$33,603	7.7%

For the quarter ended March 31, 2013, revenue increased $1,146 or 1%, compared to the prior year quarter. ATT revenue increased 2% in comparison to the prior year quarter. For the quarter, CBP revenue decreased 2%, primarily due to lower volume, partially offset by favorable mix.

For the quarter ended March 31, 2013, Segment operating profit was $3,835 compared to $8,096 in the prior year quarter, primarily due to $4,563 of restructuring charges incurred. Excluding restructuring charges, current year Segment operating profit was $8,398 with improvement from the prior year quarter primarily due to favorable mix and improved manufacturing efficiencies at CBP, as well as reduced warehouse and distribution costs, and other cost control initiatives at ATT. Segment depreciation and amortization increased $1,400 from the prior year quarter.

For the six months ended March 31, 2013, revenue decreased $19,064, or 4%, compared to the prior year period. ATT revenue decreased 8%, mainly driven by reduced snow tool sales. For ATT, both 2012 and 2013 year to date sales were impacted by lack of snow and resultant reduced sales of snow tools; retailers held high levels of snow tool inventory carried over from the prior year, further affecting 2013 snow tool sales. For the six months ended March 31, 2013, CBP revenue was in-line with the prior year as lower volume was offset by favorable mix.

For the six months ended March 31, 2013, Segment operating profit was $11,106 compared to $17,930 in the prior year period, primarily due to $5,671 of restructuring charges incurred in the current year, and the impact of lower snow tool revenue, which also affected ATT absorption of manufacturing expenses. The impact of snow was partially offset by reduced ATT warehouse and distribution costs, other cost control initiatives and an increase of $873 in Byrd Amendment receipts (anti-dumping compensation from the U.S. government); CBP favorable mix and manufacturing efficiencies further contributed to the reported profit. Segment depreciation and amortization increased $2,795 from the prior year period.

In January 2013, ATT announced its intention to close certain of its manufacturing facilities and consolidate affected operations primarily into its Camp Hill and Carlisle, PA locations. The intended actions, to be completed by the end of fiscal 2014, will improve manufacturing and distribution efficiencies, allow for in-sourcing of certain production currently performed by third party suppliers, and improve material flow and absorption of fixed costs.

ATT anticipates incurring pre-tax restructuring and related exit costs approximating $8,000, comprised of cash charges of $4,000 and non-cash, asset-related charges of $4,000; the cash charges will include $3,000 for one-time termination benefits and other personnel-related costs and $1,000 for facility exit costs. ATT expects $20,000 in capital expenditures in connection with this initiative and, to date, has incurred $4,699 and $6,269 in restructuring costs and capital expenditures, respectively.

During the current quarter, BPC completed the consolidation of its Auburn, Washington facility into its Russia, Ohio facility.

HBP recognized $4,563 and $5,671, respectively, for the three and six months ended March 31, 2013, and nil and $273, respectively, for the three and six months ended March 31, 2012, in restructuring and other related exit costs. In 2013, restructuring and other related charges primarily related to one-time termination benefits, facility costs and other personnel costs, and asset impairment charges related to the ATT and BPC plant consolidation initiatives. In 2012, restructuring and other related charges primarily related to one-time termination benefits and other personnel costs at ATT.

Telephonics

	Three Months Ended March 31,				Six Months Ended March 31,
	2013		2012		2013		2012
Revenue	$121,631		$113,992		$217,681		$218,506
Segment operating profit	$13,753	11.3%	$13,543	11.9%	$28,398	13.0%	$26,056	11.9%
Depreciation and amortization	1,752		1,793		3,471		3,446
Restructuring charges	—		—		—		1,522
Segment adjusted EBITDA	$15,505	12.7%	$15,336	13.5%	$31,869	14.6%	$31,024	14.2%

For the quarter ended March 31, 2013, revenue increased $7,639 compared to the prior year quarter. The current and prior year quarters included $13,225 and $13,578 respectively, of revenue related to electronic warfare programs where Telephonics serves as a contract manufacturer; excluding revenue from these programs, current quarter revenue increased 8% from the prior year quarter, primarily due to work performed on Multi-mode Surveillance Radar Solutions contracts.

For the quarter ended March 31, 2013, Segment operating profit increased $210, or 2%, and operating profit margin decreased 60 basis points compared to the prior year quarter, primarily due to program mix. The increase in Segment operating profit was primarily due to lower expenditures associated with the timing of research and development (“R&D”) initiatives and proposal efforts, partially offset by the impact of program mix.

For the six months ended March 31, 2013, revenue decreased $825 compared to the prior year period. The current and prior year periods included $13,225 and $19,522, respectively, of revenue related to electronic warfare programs where Telephonics serves as a contract manufacturer; excluding revenue from these programs, current period revenue increased 3% from the prior year period, primarily due to an increase in revenue recognized on the sale of SDI products and higher Romeo Radar revenue.

For the six months ended March 31, 2013, Segment operating profit increased $2,342, or 9%. Excluding the prior year restructuring charges, segment operating profit increased 3% and operating margin increased 40 basis points compared to the prior year period. The increase was primarily due to increased core sales volume, and lower expenditures associated with the timing of R&D initiatives and proposal efforts.

In 2012 and 2011, Telephonics recognized $3,815 and $3,046 of restructuring charges in connection with two discrete voluntary early retirement plans and other costs related to changes in organizational structure and facilities; such charges were primarily personnel-related, reducing headcount by 185 employees over the two-year period. In the six months ended March 31, 2012, Telephonics recognized $1,522 of restructuring and other related charge primarily for one-time termination benefits and other personnel costs, in conjunction with changes to its organizational structure.

During the current quarter, Telephonics was awarded several new contracts and incremental funding on existing contracts approximating $131,700. Contract backlog was $477,000 at March 31, 2013 with 71% expected to be realized in the next 12 months. Backlog was $451,000 at September 30, 2012 and $434,000 at March 31, 2012. Backlog is defined as unfilled firm orders for products and services for which funding has been both authorized and appropriated by the customer or Congress, in the case of the U.S. government agencies.

Plastics

	Three Months Ended March 31,				Six Months Ended March 31,
	2013		2012		2013		2012
Revenue	$141,376		$143,849		$278,899		$279,980
Segment operating profit	$916	0.6%	$2,492	1.7%	$3,558	1.3%	$4,372	1.6%
Depreciation and amortization	6,663		6,672		13,340		12,972
Restructuring charges	4,773		—		4,773		—
Segment adjusted EBITDA	$12,352	8.7%	$9,164	6.4%	$21,671	7.8%	$17,344	6.2%

For the quarter ended March 31, 2013, revenue decreased $2,473, or 2%, compared to the prior year quarter. The decrease reflected lower volume (5%), a portion of which was attributable to Plastics exiting certain low margin products, and the unfavorable impact of foreign exchange translation (2%), partially offset by favorable mix (3%) and the pass through of higher resin costs in customer selling prices (2%). Plastics adjusts selling prices based on underlying resin costs on a delayed basis.

For the quarter ended March 31, 2013, Segment operating profit decreased $1,576 compared to the prior year quarter. The decrease was mainly driven by restructuring charges of $4,773. Excluding the restructuring charges, Segment operating profit increased $3,197 due to product mix and continued efficiency improvements, partially offset by $500 unfavorable impact of higher resin costs, which had not yet been reflected in increased selling prices.

For the six months ended March 31, 2013, revenue decreased $1,081, or less than 1%, compared to the prior year period primarily due to lower volume (4%) and the unfavorable impact of foreign exchange translation (3%), partially offset by favorable mix (5%) and the pass through of higher resin costs in customer selling prices (1%).

For the six months ended March 31, 2013, Segment operating profit decreased $814 compared to the prior year period. The decrease was mainly driven by restructuring charges of $4,773. Excluding the restructuring charges, current year Segment operating profit increased $3,959 due to product mix and continued efficiency improvements, partially offset by approximately $5,200 unfavorable impact of higher resin costs, which had not yet been reflected in increased selling prices.

In February 2013, Plastics announced a restructuring project, primarily in Europe, with plans to exit low margin business and eliminate approximately 80 positions, resulting in the incurrence of restructuring charges of $4,773, primarily related to one-time termination benefits and other personnel costs.

Unallocated

For the quarter ended March 31, 2013, unallocated amounts totaled $7,980 compared to $6,453 in the prior year; for the six months ended March 31, 2013, unallocated amounts totaled $15,567 compared to $12,787 in the prior year. The increases in the current quarter and six month period compared to the respective prior year periods is primarily related to increased incentive and stock based compensation costs.

Segment Depreciation and Amortization

Segment depreciation and amortization increased $1,350 and $3,188, respectively, for the three and six-month periods ended March 31, 2013 in comparison to the comparable prior year periods primarily due to capital spending.

Other income (expense)

For the quarters ended March 31, 2013 and 2012, Other income (expense) included $479 and $172 respectively, of currency exchange losses in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $321 and $107, respectively, of investment income.

For the six months ended March 31, 2013 and 2012, Other income (expense) included $467 and $668 respectively, of currency exchange losses in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $353 and $172, respectively, of investment income.

Provision (benefit) for income taxes

The effective tax rates for the quarter and six month period ended March 31, 2013 were benefits, on the pre-tax loss, of 65.7% and 59.0%, respectively, compared to provisions of 57.4% and 53.2% in the comparable prior year periods, respectively. The current year and prior year rates reflect the impact of permanent differences not deductible in determining taxable income, mainly limited deductibility of restricted stock, tax reserves and of changes in earnings mix between domestic and non-domestic operations, all of which are material relative to the level of pretax result. The current quarter and six-month period include $309 and $364, respectively, from discrete items primarily from the retroactively extended R&D credit signed into law January 2, 2013. There were no material discrete items in the prior year periods.

Stock based compensation

For the three and six months ended March 31, 2013, stock based compensation expense totaled $3,338 and $6,298, respectively. For the three and six months ended March 31, 2012, stock based compensation expense totaled $2,651 and $4,908, respectively.

Discontinued operations – Installation Services

There was no revenue or income from discontinued operations of the Installation Services’ business for the three and six months ended March 31, 2013 and 2012.

LIQUIDITY AND CAPITAL RESOURCES

Management assesses Griffon’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting liquidity include: cash flows from operating activities, capital expenditures, acquisitions, dispositions, bank lines of credit and the ability to attract long-term capital under satisfactory terms. Griffon remains in a strong financial position with sufficient liquidity available for reinvestment in existing businesses and strategic acquisitions while managing its capital structure on both a short-term and long-term basis.

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

Cash Flows from Continuing Operations	Six Months Ended March 31,
(in thousands)	2013	2012

Net Cash Flows Used In:
Operating activities	$(33,983)	$(2,208)
Investing activities	(29,779)	(62,442)
Financing activities	(28,354)	(13,652)

Cash used in continuing operations for the six months ended March 31, 2013 was $33,983 compared to cash used of $2,208 in the prior year. Current assets net of current liabilities, excluding short-term debt and cash, increased to $441,569 at March 31, 2013 compared to $360,881 at September 30, 2012, primarily due to an increase in accounts receivable and contract costs and recognized income not yet billed, partially offset by an increase in accrued liabilities and accounts payable.

During the six months ended March 31, 2013, Griffon used cash for investing activities of $29,779 compared to $62,442 in the prior year; the October 2011 acquisition of Southern Patio for $22,432 was included in the prior year. Current year capital expenditures decreased $9,210 from the comparable prior year period. Griffon expects capital spending to be in the range of $65,000 to $70,000 for 2013.

During the six months ended March 31, 2013, cash used in financing activities totaled $28,354 compared to $13,652 in the prior year. During the first and second quarters of 2013, the Board of Directors approved two quarterly cash dividends of $0.025 per common share, which were paid on December 26, 2012 and March 27, 2013, to holders of common stock as of close of business on November 29, 2012 and February 27, 2013, respectively. Griffon repurchased common stock of $22,109 and $2,350 in the six months ended March 31, 2013 and 2012, respectively.

On May 7, 2013, the Board of Directors declared a quarterly cash dividend of $0.025 per share, payable on June 26, 2013 to shareholders of record as of the close of business on May 28, 2013.

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

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. For the six months ended March 31, 2013:

•	The United States Government and its agencies, through either prime or subcontractor relationships, represented 19% of Griffon’s consolidated revenue and 78% of Telephonics’ revenue.
•	Procter & Gamble Co. represented 14% of Griffon’s consolidated revenue and 46% of Plastics’ revenue.
•	The Home Depot represented 10% of Griffon’s consolidated revenue and 22% of HBP’s revenue.

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

Cash and Equivalents and Debt	At March 31,	At September 30,
(in thousands)	2013	2012
Cash and equivalents	$116,922	$209,654

Notes payables and current portion of long-term debt	19,522	17,703
Long-term debt, net of current maturities	678,773	681,907
Debt discount	14,962	16,607
Total debt	713,257	716,217
Debt, net of cash and equivalents	$(596,335)	$(506,563)

On March 17, 2011, in an unregistered offering through a private placement under Rule 144A, Griffon issued, at par, $550,000 of 7.125% Senior Notes due in 2018 (“Senior Notes”); interest is payable semi-annually. On August 9, 2011, Griffon exchanged all of the Senior Notes for substantially identical Senior Notes registered under the Securities Act of 1933 via an exchange offer.

Proceeds from the Senior Notes were used to pay down outstanding borrowings under a senior secured term loan facility and two senior secured revolving credit facilities of certain of the Company’s subsidiaries. The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and are subject to certain covenants, limitations and restrictions. The fair value of the Senior Notes approximated $594,000 on March 31, 2013 based upon quoted market prices (level 1 inputs).

On March 28, 2013, Griffon amended and increased the amount available under its Revolving Credit Facility (“Credit Agreement”) from $200,000 to $225,000 and extended its maturity from March 17, 2016 to March 28, 2018. The facility includes a letter of credit sub-facility with a limit of $60,000, a multi-currency sub-facility of $50,000 and a swingline sub-facility with a limit of $30,000. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility or the occurrence of a default or event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, in each case without a floor, plus an applicable margin, which adjusts based on financial performance. The current margins are 1.25% for base rate loans and 2.25% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio as well as customary affirmative and negative covenants and events of default. The Credit Agreement also includes certain restrictions, such as limitations on the incurrence of indebtedness and liens and the making of restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all assets of the Company and the guarantors.

At March 31, 2013, there were $22,712 of standby letters of credit outstanding under the Credit Agreement; $202,288 was available for borrowing at that date.

On December 21, 2009, Griffon issued $100,000 principal of 4% convertible subordinated notes due 2017 (the “2017 Notes”). The current conversion rate of the 2017 Notes is 67.8495 shares of Griffon’s common stock per $1,000 principal amount of notes, corresponding to a conversion price of $14.74 per share. When a cash dividend is declared that would result in an adjustment to the conversion ratio of less than 1%, any adjustment to the conversion ratio is deferred until the first to occur of (i) actual conversion, (ii) the 42nd trading day prior to maturity of the notes, and (iii) such time as the cumulative adjustment equals or exceeds 1%. As of March 31, 2013, aggregate dividends since the last conversion price adjustment of $0.025 per share would have resulted in an adjustment to the conversion ratio of approximately 0.22%. At March 31, 2013 and September 30, 2012, the 2017 Notes had a capital in excess of par component, net of tax, of $15,720. The fair value of the 2017 Notes approximated $108,800 on March 31, 2013 based upon quoted market prices (level 1 inputs).

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

Griffon’s Employee Stock Ownership Plan (“ESOP”) entered into a loan agreement in August 2010 to borrow $20,000 over a one-year period. The proceeds were used to purchase 1,874,737 shares of Griffon common stock in the open market for $19,973. The loan bears interest at a) LIBOR plus 2.5% or b) the lender’s prime rate, at Griffon’s option. In November 2011, Griffon exercised an option to convert the outstanding loan to a five-year term loan; principal is payable in quarterly installments of $250, beginning December 2011, with a balloon payment of $15,223 due at maturity (November 2016). The loan is secured by shares purchased with the proceeds of the loan, and repayment is guaranteed by Griffon. At March 31, 2013, $18,473 was outstanding.

In addition, the ESOP is party to a loan agreement which requires quarterly principal payments of $156 and interest through the extended expiration date of December 2013 at which time the $3,125 balance of the loan, and any outstanding interest, will be payable. Griffon has the intent and ability to refinance the December 2013 balance, and has classified the balance in Long-Term Debt. The primary purpose of this loan was to purchase 547,605 shares of Griffon’s common stock in October 2008. The loan is secured by shares purchased with the proceeds of the loan, and repayment is guaranteed by Griffon. The loan bears interest at rates based upon the prime rate or LIBOR. At March 31, 2013, $3,438 was outstanding.

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

In February 2012, Clopay do Brazil, a subsidiary of Plastics, borrowed $4,000 at a rate of 104.5% of Brazilian CDI (7.0% at March 31, 2013). The loan was used to refinance existing loans, is collateralized by accounts receivable and a 50% guaranty by Plastics and is to be repaid in four equal, semi-annual installments of principal plus accrued interest beginning in August 2012. Clopay do Brazil also maintains lines of credit of approximately $4,400. Interest on borrowings accrue at a rate of Brazilian CDI plus 6.0% (13.0% at March 31, 2013). At March 31, 2013 there was approximately $4,186 borrowed under the lines.

In November 2012, Garant G.P. (“Garant”) entered into a CAD $15,000 revolving credit facility. The facility accrues interest at LIBOR or the Bankers Acceptance Rate plus 1.3% per annum (1.48% and 1.49% as of March 31, 2013). The revolving facility matures in November 2015. Garant is required to maintain a certain minimum equity. At March 31, 2013, there were no borrowings under the revolving credit facility with CAD $15,000 available for borrowing

At March 31, 2013 and September 30, 2012, Griffon had $532 of 4% convertible subordinated notes due 2023 (“2023 Notes”) outstanding. On April 15, 2013, the 2023 Notes were redeemed at par plus accrued interest.

At March 31, 2013, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements.

During the six months ended March 31, 2013 and 2012, Griffon used cash for discontinued operations of $478 and $764, respectively, related to settling remaining Installation Services liabilities.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, especially “Management’s Discussion and Analysis”, contains certain “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, earnings, cash flows, revenue, changes in operations, operating improvements, industries in which Griffon Corporation (the “Company” or “Griffon”) operates and the United States and global economies. Statements in this Form 10-Q that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” “may,” “will,” “estimates,” “intends,” “explores,” “opportunities,” the negative of these expressions, use of the future tense and similar words or phrases. Such forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, among others: current economic conditions and uncertainties in the housing, credit and capital markets; Griffon’s ability to achieve expected savings from cost control, integration and disposal initiatives; the ability to identify and successfully consummate and integrate value-adding acquisition opportunities; increasing competition and pricing pressures in the markets served by Griffon’s operating companies; the ability of Griffon’s operating companies to expand into new geographic and product markets and to anticipate and meet customer demands for new products and product enhancements and innovations; reduced military spending by the government on projects for which Telephonics Corporation supplies products, including as a result of sequestration which took effect in March 2013; increases in the cost of raw materials such as resin and steel; changes in customer demand or loss of a material customer at one of Griffon’s operating companies; the potential impact of seasonal variations and uncertain weather patterns on certain of Griffon’s businesses; political events that could impact the worldwide economy; a downgrade in Griffon’s credit ratings; changes in international economic conditions including interest rate and currency exchange fluctuations; the reliance by certain of Griffon’s businesses on particular third party suppliers and manufacturers to meet customer demands; the relative mix of products and services offered by Griffon’s businesses, which impacts margins and operating efficiencies; short-term capacity constraints or prolonged excess capacity; unforeseen developments in contingencies, such as litigation; unfavorable results of government agency contract audits of Telephonics Corporation; Griffon’s ability to adequately protect and maintain the validity of patent and other intellectual property rights; the cyclical nature of the businesses of certain of Griffon’s operating companies; and possible terrorist threats and actions and their impact on the global economy. Additional important factors that could cause the statements made in this Quarterly Report on Form 10-Q or the actual results of operations or financial condition of Griffon to differ are discussed under the caption “Item 1A. Risk Factors” and “Special Notes Regarding Forward-Looking Statements" in Griffon's Annual Report on Form 10-K for the year ended September 30, 2012. Readers are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date made. Griffon undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
(c)

 ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2013	226,998		$11.67	226,998
February 1 - 28, 2013	330,000		11.54	330,000
March 1 - 31, 2013	703,157	(2)	11.83	325,000

Total	1,260,155		$11.73	881,998	$20,715	[1]

1.    On August 2, 2011, the Company’s Board of Directors authorized the repurchase of up to an additional $50,000 of Griffon common stock; as of March 31, 2013, $20,715 remained available for the purchase of Griffon common stock under this program.

2.    Includes 378,157 shares acquired by the Company from holders of restricted stock upon vesting of the restricted stock, to satisfy tax withholding obligations of the holders.

Griffon’s revolving credit facility, as well as the indenture governing Griffon’s 7.125% Senior Notes due 2018, each contain limitations regarding the making of restricted payments (which include cash dividends and share repurchases).

Item 3	Defaults upon Senior Securities
None

Item 4	Mine Safety Disclosures
Not applicable

Item 5	Other Information
Amended and Restated By-laws.

Effective as of May 7, 2013, Griffon amended and restated its By-laws to reflect the following modifications:

•	Language has been added to clarify that the board shall fix the number of directors from time to time by resolution. The By-laws, as well as Griffon’s Certificate of Incorporation, continue to require that there be at least 12, and no more than 14, directors.

•	When a shareholder desires to propose that business be transacted, or proposes to nominate a person for election as a director, at a meeting of shareholders, the shareholder is required to provide a written notice to Griffon. In order to provide Griffon and its shareholders with a complete picture of the nature of the proponent’s or director nominee’s interest in Griffon common stock, the By-laws have been amended to require that such notice including information regarding derivative type Griffon securities held by such proponents and nominees.

•	In order to conform with the Delaware General Corporation Law (“DGCL”), the maximum period for notice to shareholders of an upcoming meeting of shareholders has been increased to sixty days prior to the meeting from fifty days.

•	Language has been added to accommodate the use of uncertificated securities.

The foregoing summary of Griffon’s Amended and Restated By-laws is qualified in its entirety by reference to the Amended and Restated By-laws, which are filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q.

Indemnification Agreements.

In accordance with the DGCL, Griffon’s Certificate of Incorporation and Griffon’s By-laws, on May 7, 2013, Griffon entered into a customary indemnification agreement with Kevin F. Sullivan, a member of Griffon’s Board of Directors. The indemnification agreement provides that Griffon will indemnify Mr. Sullivan to the fullest extent permitted by applicable law, and includes provisions relating to the advancement of expenses incurred by or on behalf of Mr. Sullivan. The form of the indemnification agreement is consistent with the existing indemnification agreement between Griffon and each other member of the Board, and is filed as Exhibit 10.6 to Griffon’s Annual Report on Form 10-K for the Fiscal Year ended September 30, 2012.
39

Item 6	Exhibits

3.1	Amended and Restated By-laws of Griffon Corporation.

10.1	Griffon Corporation Director Compensation Program, dated January 30, 2013.
10.2	Griffon Corporation 2011 Equity Incentive Plan, amended as of January 30, 2013.
10.3	Letter agreement, dated March 8, 2013, among Griffon Corporation, J.P. Morgan Securities LLC and JPMorgan Chase Bank, N.A.
10.4

Amended and Restated Credit Agreement, dated as of March 28, 2013, by and among Griffon Corporation, JPMorgan Chase Bank, N.A., as administrative agent, Deutsche Bank Securities Inc., as syndication agent, Wells Fargo Bank, National Association, HSBC Bank USA, N.A and RBS Citizens, N.A., as co-documentation agents, and the other lenders party thereto (Exhibit 99.1 to the Current Report on Form 8-K filed April 1, 2013 (Commission File No. 1-06620)).

10.5

Amendment, dated as of March 28, 2013, to Guarantee and Collateral Agreement, dated as of March 18, 2011, by Griffon Corporation and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 99.2 to the Current Report on Form 8-K filed April 1, 2013 (Commission File No. 1-06620)).

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
40

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
(Principal Financial Officer)

/s/ Brian G. Harris
Brian G. Harris
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

Date: May 8, 2013

41

EXHIBIT INDEX

3.1	Amended and Restated By-laws of Griffon Corporation.

10.1	Griffon Corporation Director Compensation Program, dated January 30, 2013.

10.2	Griffon Corporation 2011 Equity Incentive Plan, amended as of January 30, 2013.

10.3	Letter agreement, dated March 8, 2013, among Griffon Corporation, J.P. Morgan Securities LLC and JPMorgan Chase Bank, N.A.

10.4	Amended and Restated Credit Agreement, dated as of March 28, 2013, by and among Griffon Corporation, JPMorgan Chase Bank, N.A., as administrative agent, Deutsche Bank Securities Inc., as syndication agent, Wells Fargo Bank, National Association, HSBC Bank USA, N.A and RBS Citizens, N.A., as co-documentation agents, and the other lenders party thereto (Exhibit 99.1 to the Current Report on Form 8-K filed April 1, 2013 (Commission File No. 1-06620)).

10.5	Amendment, dated as of March 28, 2013, to Guarantee and Collateral Agreement, dated as of March 18, 2011, by Griffon Corporation and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 99.2 to the Current Report on Form 8-K filed April 1, 2013 (Commission File No. 1-06620)).

31.1	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Document*

101.DEF	XBRL Taxonomy Extension Definitions Document*

101.LAB	XBRL Taxonomy Extension Labels Document*

101.PRE	XBRL Taxonomy Extension Presentations Document*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.

42