Form 10-Q
period 2013-06-30
GRIFFON CORP
filed 2013-08-07
CIK 50725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
☐     Yes ☒     No

The number of shares of common stock outstanding at July 31, 2013 was 59,651,842.

Griffon Corporation and Subsidiaries

Part I – Financial Information
Item 1 – Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited) At June 30, 2013	At September 30, 2012

CURRENT ASSETS
Cash and equivalents	$126,104	$209,654
Accounts receivable, net of allowances of $5,525 and $5,433	271,743	239,857
Contract costs and recognized income not yet billed, net of progress payments of $4,062 and $3,748	117,273	70,777
Inventories, net	219,329	257,868
Prepaid and other current assets	58,711	47,472
Assets of discontinued operations	554	587

Total Current Assets	793,714	826,215
PROPERTY, PLANT AND EQUIPMENT, net	348,440	356,879
GOODWILL	356,375	358,372
INTANGIBLE ASSETS, net	221,783	230,473
OTHER ASSETS	25,668	31,317
ASSETS OF DISCONTINUED OPERATIONS	2,646	2,936

Total Assets	$1,748,626	$1,806,192

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$13,384	$17,703
Accounts payable	144,438	141,704
Accrued liabilities	94,213	110,337
Liabilities of discontinued operations	1,690	3,639

Total Current Liabilities	253,725	273,383
LONG-TERM DEBT, net of debt discount of $14,116 and $16,607	678,307	681,907
OTHER LIABILITIES	181,589	193,107
LIABILITIES OF DISCONTINUED OPERATIONS	2,631	3,643

Total Liabilities	1,116,252	1,152,040
COMMITMENTS AND CONTINGENCIES - See Note 18
SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	632,374	654,152

Total Liabilities and Shareholders’ Equity	$1,748,626	$1,806,192

GRIFFON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED ESOP & OTHER COMPENSATION

(in thousands)	SHARES	PAR VALUE			SHARES	COST			Total

Balance at 9/30/2012	76,509	$19,127	$482,009	$436,421	15,621	$(242,081)	$(19,559)	$(21,765)	$654,152
Net income	—	—	—	3,342	—	—	—	—	3,342
Dividend	—	—	—	(4,384)	—	—	—	—	(4,384)
Tax effect from exercise/vesting of equity awards, net	—	—	150	—	—	—	—	—	150
Amortization of deferred compensation	—	—	—	—	—	—	—	1,498	1,498
Common stock acquired	—	—	—	—	2,310	(25,689)	—	—	(25,689)
Equity awards granted, net	1,140	285	(502)	—	—	—	—	—	(217)
ESOP allocation of common stock	—	—	148	—	—	—	—	—	148
Stock-based compensation	—	—	9,327	—	—	—	—	—	9,327
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(5,953)	—	(5,953)

Balance at 6/30/2013	77,649	$19,412	$491,132	$435,379	17,931	$(267,770)	$(25,512)	$(20,267)	$632,374

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,

	2013	2012	2013	2012

Revenue	$509,826	$480,246	$1,422,318	$1,413,709
Cost of goods and services	401,515	364,601	1,110,840	1,092,555

Gross profit	108,311	115,645	311,478	321,154

Selling, general and administrative expenses	86,345	87,443	254,623	256,661
Restructuring and other related charges	1,604	—	12,048	1,795

Total operating expenses	87,949	87,443	266,671	258,456

Income from operations	20,362	28,202	44,807	62,698

Other income (expense)
Interest expense	(13,279)	(12,932)	(39,446)	(39,000)
Interest income	142	77	321	225
Other, net	607	(354)	1,515	723

Total other income (expense)	(12,530)	(13,209)	(37,610)	(38,052)

Income before taxes	7,832	14,993	7,197	24,646
Provision for income taxes	4,229	5,945	3,855	11,083

Net income	$3,603	$9,048	$3,342	$13,563

Basic earnings per common share	$0.07	$0.16	$0.06	$0.24

Weighted-average shares outstanding	54,265	56,034	54,588	56,032

Diluted earnings per common share	$0.06	$0.16	$0.06	$0.24

Weighted-average shares outstanding	56,204	57,495	56,735	57,311

Net income	$3,603	$9,048	$3,342	$13,563
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(7,884)	(18,527)	(10,805)	(13,479)
Pension amortization	490	523	4,839	1,562
Gain on cash flow hedge	(158)	—	13	—

Total other comprehensive income (loss), net of taxes	(7,552)	(18,004)	(5,953)	(11,917)

Comprehensive income (loss)	$(3,949)	$(8,956)	$(2,611)	$1,646

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended June 30,

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,342	$13,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,787	48,668
Stock-based compensation	9,327	7,599
Fixed asset impairment charges - restructuring	3,122	—
Provision for losses on accounts receivable	824	532
Amortization/write-off of deferred financing costs and debt discounts	4,651	4,497
Deferred income taxes	(897)	(1,185)
(Gain) loss on sale/disposal of assets	(788)	59
Change in assets and liabilities, net of assets and liabilities acquired:
(Increase) decrease in accounts receivable and contract costs and recognized income not yet billed	(81,381)	10,601
(Increase) decrease in inventories	36,588	(4,171)
(Increase) decrease in prepaid and other assets	2,890	(3,970)
Decrease in accounts payable, accrued liabilities and income taxes payable	(28,767)	(49,574)
Other changes, net	856	3,728

Net cash provided by operating activities	2,554	30,347
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(45,886)	(57,695)
Acquired business, net of cash acquired	—	(22,432)
Proceeds from sale of assets	1,326	281

Net cash used in investing activities	(44,560)	(79,846)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(4,384)	(3,564)
Purchase of shares for treasury	(25,689)	(5,670)
Proceeds from issuance of long-term debt	303	4,000
Payments of long-term debt	(12,842)	(14,563)
Change in short-term borrowings	2,408	(1,262)
Financing costs	(759)	(97)
Tax effect from exercise/vesting of equity awards, net	150	834
Other, net	261	67

Net cash used in financing activities	(40,552)	(20,255)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities	(486)	(1,690)

Net cash used in discontinued operations	(486)	(1,690)
Effect of exchange rate changes on cash and equivalents	(506)	327

NET DECREASE IN CASH AND EQUIVALENTS	(83,550)	(71,117)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	209,654	243,029

CASH AND EQUIVALENTS AT END OF PERIOD	$126,104	$171,912

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

The fair values of Griffon’s 2018 senior notes and 2017 4% convertible notes approximated $594,000 and $106,900, respectively, on June 30, 2013. Fair values were based upon quoted market prices (level 1 inputs).

Insurance contracts and trading securities with values of $3,922 and $2,198 at June 30, 2013, respectively, are measured and recorded at fair value based upon quoted prices in active markets for identical assets (level 1 inputs).

Items Measured at Fair Value on a Recurring Basis

At June 30, 2013, Griffon had $1,000 of Australian dollar contracts at a weighted average rate of $1.09. The contracts, which protect Australia operations from currency fluctuations for U.S. dollar based purchases, do not qualify for hedge accounting and a fair value gain of $135 and $122 was recorded in Other assets and to Other income for the outstanding contracts, based on similar contract values (level 2 inputs), for the three and nine months ended June 30, 2013, respectively. All contracts expire in 15 to 60 days.

In the normal course of business, Griffon’s operations are exposed to the effect of changes in foreign currency exchange rates. In order to manage these risks, Griffon may enter into various derivative contracts such as foreign currency exchange contracts, including forwards and options. During the second and third quarters of 2013, Clopay Europe and Clopay Plastics entered into forward exchange contracts to receive $3,375 USD and $1,313 USD at the fixed exchange rate of 1.35 USD/EUR and 1.31 USD/EUR on April 3, 2013 and July 2, 2013, respectively. These contracts were created in order to lock into a foreign currency rate for a planned settlement of inter-company liabilities payable in USD. At inception, the hedges were deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in Other comprehensive income (loss) and Prepaid and other current assets until settlement. Upon settlement, gains and losses are recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as Other income. A gain of $171 was recorded in Other income in the three and nine months ended June 30, 2013, respectively. Amounts recorded as Prepaid and other current assets in the Condensed Consolidated Balance Sheet were $13 and nil as of June 30, 2013 and September 30, 2012, respectively, for the fair value of these contracts, based on similar contract values (level 2 inputs).

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

	$18,343

NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out or average) or market.

The following table details the components of inventory:

	At June 30, 2013	At September 30, 2012

Raw materials and supplies	$66,373	$63,596
Work in process	56,280	67,077
Finished goods	96,676	127,195

Total	$219,329	$257,868

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

The following table details the components of property, plant and equipment, net:

	At June 30, 2013	At September 30, 2012

Land, building and building improvements	$128,415	$125,330
Machinery and equipment	645,023	622,983
Leasehold improvements	35,583	34,890

	809,021	783,203
Accumulated depreciation and amortization	(460,581)	(426,324)

Total	$348,440	$356,879

Depreciation and amortization expense for property, plant and equipment was $15,781 and $14,826 for the quarters ended June 30, 2013 and 2012, respectively, and $46,846 and $42,597 for the nine months ended June 30, 2013, and 2012, respectively.

No event or indicator of impairment occurred during the quarter ended June 30, 2013, which would require additional impairment testing of property, plant and equipment.

NOTE 6 – GOODWILL AND OTHER INTANGIBLES

The following table provides changes in the carrying value of goodwill by segment during the nine months ended June 30, 2013:

	At September 30, 2012	Other adjustments including currency translations	At June 30, 2013

Home & Building Products	$269,802	$—	$269,802
Telephonics	18,545	—	18,545
Plastics	70,025	(1,997)	68,028

Total	$358,372	$(1,997)	$356,375

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	At June 30, 2013			At September 30, 2012

	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization

Customer relationships	$165,250	$26,837	25	$167,603	$21,799
Unpatented technology	6,803	2,770	12.5	6,751	2,334

Total amortizable intangible assets	172,053	29,607		174,354	24,133
Trademarks	79,337	—		80,252	—

Total intangible assets	$251,390	$29,607		$254,606	$24,133

Amortization expense for intangible assets was $1,969 and $2,006 for the quarters ended June 30, 2013 and 2012, respectively, and $5,941 and $6,071 for the nine months ended June 30, 2013 and 2012, respectively.

No event or indicator of impairment occurred during the quarter ended June 30, 2013, which would require impairment testing of long-lived intangible assets including goodwill.

NOTE 7 – INCOME TAXES

The effective tax rates for the quarter and nine-month period ended June 30, 2013 were 54.0% and 53.6%, respectively, compared to 39.7% and 45.0% in the comparable prior year periods, respectively. The rates include discrete benefits in the current and prior year quarter of $1,495 and $1,626, respectively, and in the current and prior year nine-month periods of $1,859 and $1,626, respectively, primarily resulting from the release of previously established reserves for uncertain tax positions on conclusion of certain tax audits, and benefits arising on the filing of tax returns in various jurisdictions.

Excluding discrete items, the effective tax rates for the quarter and nine-month period ended June 30, 2013 were 73.1% and 79.4%, respectively, compared to 50.5% and 51.6% in the comparable prior year periods, respectively. Rates in all periods reflect the impact of permanent differences not deductible in determining taxable income, mainly limited deductibility of restricted stock, tax reserves and of changes in earnings mix between domestic and non-domestic operations, all of which are material relative to the level of pretax result.

NOTE 8 – LONG-TERM DEBT

		At June 30, 2013					At September 30, 2012

		Outstanding Balance	Original Issuer Discount	Balance Sheet	Capitalized Fees & Expenses	Coupon Interest Rate	Outstanding Balance	Original Issuer Discount	Balance Sheet	Capitalized Fees & Expenses	Coupon Interest Rate

Senior notes due 2018	(a)	$550,000	$—	$550,000	$7,644	7.100%	$550,000	$—	$550,000	$8,862	7.125%
Revolver due 2016	(a)	—	—	—	2,490	n/a	—	—	—	2,175	n/a
Convert. debt due 2017	(b)	100,000	(14,116)	85,884	1,588	4.000%	100,000	(16,607)	83,393	1,921	4.000%
Real estate mortgages	(c)	13,446	—	13,446	206	n/a	14,063	—	14,063	271	n/a
ESOP Loans	(d)	21,504	—	21,504	26	n/a	22,723	—	22,723	32	n/a
Capital lease - real estate	(e)	9,764	—	9,764	213	5.000%	10,455	—	10,455	232	5.000%
Term loan due 2013	(f)	5,203	—	5,203	43	n/a	12,873	—	12,873	107	n/a
Revolver due 2013	(f)	—	—	—	—	n/a	—	—	—	—	n/a
Foreign lines of credit	(g)	4,078	—	4,078	—	n/a	2,064	—	2,064	—	n/a
Foreign term loan	(g)	915	—	915	8	n/a	2,693	—	2,693	19	n/a
Other long term debt	(h)	897	—	897	—	n/a	1,346	—	1,346	—	n/a

Totals		705,807	(14,116)	691,691	$12,218		716,217	(16,607)	699,610	$13,619

less: Current portion		(13,384)	—	(13,384)			(17,703)	—	(17,703)

Long-term debt		$692,423	$(14,116)	$678,307			$698,514	$(16,607)	$681,907

		Three Months Ended June 30, 2013					Three Months Ended June 30, 2012

		Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense	Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense

Senior notes due 2018	(a)	7.4%	$9,797	$—	$406	$10,203	7.4%	$9,797	$—	$406	$10,203
Revolver due 2016	(a)	n/a	179	—	131	310	n/a	440	—	157	597
Convert. debt due 2017	(b)	9.1%	1,000	846	110	1,956	9.2%	1,000	777	111	1,888
Real estate mortgages	(c)	4.9%	133	—	22	155	5.6%	142	—	22	164
ESOP Loans	(d)	2.8%	151	—	2	153	3.0%	177	—	2	179
Capital lease - real estate	(e)	5.3%	125	—	6	131	5.3%	136	—	6	142
Term loan due 2013	(f)	4.1%	58	—	22	80	3.4%	164	—	21	185
Revolver due 2013	(f)	n/a	16	—	—	16	n/a	—	—	—	—
Foreign lines of credit	(g)	13.6%	139	—	—	139	15.0%	26	—	—	26
Foreign term loan	(g)	10.8%	51	—	4	55	10.9%	101	—	8	109
Other long term debt	(h)		272	—	—	272		30	—	—	30
Capitalized interest			(191)	—	—	(191)		(591)	—	—	(591)

Totals			$11,730	$846	$703	$13,279		$11,422	$777	$733	$12,932

		Nine Months Ended June 30, 2013					Nine Months Ended June 30, 2012

		Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense	Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense

Senior notes due 2018	(a)	7.4%	$29,391	$—	$1,217	$30,608	7.4%	$29,391	$—	$1,218	$30,609
Revolver due 2016	(a)	0.0%	603	—	444	1,047	n/a	440	—	466	906
Convert. debt due 2017	(b)	9.2%	3,000	2,491	332	5,823	9.2%	3,000	2,286	332	5,618
Real estate mortgages	(c)	4.9%	407	—	65	472	5.6%	436	—	65	501
ESOP Loans	(d)	2.9%	476	—	6	482	3.0%	532	—	4	536
Capital lease - real estate	(e)	5.3%	381	—	19	400	5.3%	417	—	19	436
Term loan due 2013	(f)	3.8%	232	—	66	298	4.8%	691	—	66	757
Revolver due 2013	(f)	n/a	51	—	—	51	n/a	—	—	—	—
Foreign lines of credit	(g)	12.0%	364	—	—	364	9.8%	182	—	—	182
Foreign term loan	(g)	10.5%	183	—	11	194	10.6%	151	—	7	158
Other long term debt	(h)		523	—	—	523		785	—	34	819
Capitalized interest			(816)	—	—	(816)		(1,522)	—	—	(1,522)

Totals			$34,795	$2,491	$2,160	$39,446		$34,503	$2,286	$2,211	$39,000

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

On March 28, 2013, Griffon amended and increased the amount available under its Revolving Credit Facility (“Credit Agreement”) from $200,000 to $225,000 and extended its maturity from March 17, 2016 to March 28, 2018. The facility includes a letter of credit sub-facility with a limit of $60,000, a multi-currency sub-facility of $50,000 and a swingline sub-facility with a limit of $30,000. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility or the occurrence of an event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, in each case without a floor, plus an applicable margin, which adjusts based on financial performance. The current margins are 1.25% for base rate loans and 2.25% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio as well as customary affirmative and negative covenants and events of default. The Credit Agreement also includes certain restrictions, such as limitations on the incurrence of indebtedness and liens and the making of restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all assets of the Company and the guarantors.

At June 30, 2013, there were $25,867 of standby letters of credit outstanding under the Credit Agreement; $199,133 was available, subject to certain covenants, for borrowing at that date.

(b)

On December 21, 2009, Griffon issued $100,000 principal of 4% convertible subordinated notes due 2017 (the “2017 Notes”). The current conversion rate of the 2017 Notes is 67.8495 shares of Griffon’s common stock per $1,000 principal amount of notes, corresponding to a conversion price of $14.74 per share. When a cash dividend is declared that would result in an adjustment to the conversion ratio of less than 1%, any adjustment to the conversion ratio is deferred until the first to occur of (i) actual conversion, (ii) the 42nd trading day prior to maturity of the notes, and (iii) such time as the cumulative adjustment equals or exceeds 1%. As of June 30, 2013, aggregate dividends since the last conversion price adjustment of $0.05 per share would have resulted in an adjustment to the conversion ratio of approximately 0.44%. At June 30, 2013 and September 30, 2012, the 2017 Notes had a capital in excess of par component, net of tax, of $15,720.

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

(d)

Griffon’s Employee Stock Ownership Plan (“ESOP”) entered into a loan agreement in August 2010 to borrow $20,000 over a one-year period. The proceeds were used to purchase 1,874,737 shares of Griffon common stock in the open market for $19,973. The loan bears interest at a) LIBOR plus 2.5% or b) the lender’s prime rate, at Griffon’s option. In November 2011, Griffon exercised an option to convert the outstanding loan to a five-year term loan; principal is payable in quarterly installments of $250, beginning December 2011, with a balloon payment of $15,223 due at maturity (November 2016). The loan is secured by shares purchased with the proceeds of the loan, and repayment is guaranteed by Griffon. At June 30, 2013, $18,223 was outstanding.

In addition, the ESOP is party to a loan agreement which requires quarterly principal payments of $156 and interest through the extended expiration date of December 2013 at which time the $3,125 balance of the loan, and any outstanding interest, will be payable. Griffon has the intent and ability to refinance the December 2013 balance, and has classified the balance in Long-Term Debt. The primary purpose of this loan was to purchase 547,605 shares of Griffon’s common stock in October 2008. The loan is secured by shares purchased with the proceeds of the loan, and repayment is guaranteed by Griffon. The loan bears interest at rates based upon the prime rate or LIBOR. At June 30, 2013, $3,281 was outstanding.

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

(g)

In February 2012, Clopay do Brazil, a subsidiary of Plastics, borrowed $4,000 at a rate of 104.5% of Brazilian CDI (7.7% at June 30, 2013). The loan was used to refinance existing loans, is collateralized by accounts receivable and a 50% guaranty by Plastics and is to be repaid in four equal, semi-annual installments of principal plus accrued interest beginning in August 2012. Clopay do Brazil also maintains lines of credit of approximately $5,000.

Interest on borrowings accrue at a rate of Brazilian CDI plus 6.0% (13.7%, at June 30, 2013). At June 30, 2013 there was approximately $4,100 borrowed under the lines.

In November 2012, Garant G.P. (“Garant”) entered into a CAD $15,000 revolving credit facility. The facility accrues interest at LIBOR or the Bankers Acceptance Rate plus 1.3% per annum (1.49% and 2.45% as of June 30, 2013). The revolving facility matures in November 2015. Garant is required to maintain a certain minimum equity. At June 30, 2013, there were no borrowings under the revolving credit facility with CAD $15,000 available for borrowing.

(h)

At September 30, 2012, Griffon had $532 of 4% convertible subordinated notes due 2023 (“2023 Notes”) outstanding. On April 15, 2013, the 2023 Notes were redeemed at par plus accrued interest. Other long term debt also includes capital leases.

At June 30, 2013, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements.

NOTE 9 — SHAREHOLDERS’ EQUITY

On November 17, 2011, the Company began declaring quarterly cash dividends. During 2012, the Company declared and paid quarterly dividends of $0.02 per share, totaling $0.08 per share for the year. During the first, second and third quarters of 2013, the Board of Directors approved quarterly cash dividends of $0.025 per common share, which were paid on December 26, 2012, March 27, 2013, June 26, 2013, to holders of common stock as of close of business on November 29, 2012, February 27, 2013 and May 28, 2013, respectively. Dividends paid on allocated shares in the ESOP were used to pay down the ESOP loan and recorded as a reduction in expense. A dividend payable was established for the holders of restricted shares; such payable will be released upon vesting of the underlying restricted shares.

On August 6, 2013, the Board of Directors declared a quarterly cash dividend of $0.025 per share, payable on September 25, 2013 to shareholders of record as of the close of business on August 27, 2013.

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

In February 2011, shareholders approved the Griffon Corporation 2011 Equity Incentive Plan (as amended, the “Incentive Plan”) under which awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, deferred shares and other stock-based awards may be granted. Options granted under the Incentive Plan may be either “incentive stock options” or nonqualified stock options, generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The maximum number of shares of common stock available for award under the Incentive Plan is 3,000,000 (600,000 of which may be issued as incentive stock options) plus any shares underlying awards outstanding on the effective date of the Incentive Plan under the 2006 Incentive Plan that are subsequently cancelled or forfeited. As of June 30, 2013, 689,668 shares were available for grant.

All grants outstanding under the Griffon Corporation 2001 Stock Option Plan, 2006 Equity Incentive Plan and Outside Director Stock Award Plan will continue under their terms; no additional awards will be granted under such plans.

During the first quarter of 2013, Griffon granted 883,500 restricted stock awards with vesting periods up to four years, 829,100 of which are also subject to certain performance conditions, with a total fair value of $9,433, or a weighted average fair value of $10.68 per share.

During the second quarter of 2013, Griffon granted 278,330 restricted stock awards with vesting periods up to four years, 241,667 of which are also subject to certain performance conditions, with a total fair value of $3,333, or a weighted average fair value of $11.97 per share.

During the third quarter of 2013, Griffon granted 43,500 restricted stock awards with vesting periods up to four years, which are also subject to certain performance conditions, with a total fair value of $506 or a weighted average fair value of $11.63 per share.

For the three and nine months ended June 30, 2013, stock based compensation expense totaled $3,029 and $9,327, respectively. For the three and nine months ended June 30, 2012, stock based compensation expense totaled $2,691 and $7,599, respectively.

In August 2011, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under this repurchase program, the Company may purchase shares of its common stock, depending upon market conditions, in open market or privately negotiated transactions, including pursuant to a 10b5-1 plan. In the first quarter of 2013, Griffon purchased 723,630 shares of common stock, for a total of $7,331, or $10.13 per share, pursuant to the repurchase program. In the second quarter of 2013, Griffon purchased 881,998 shares of common stock, for a total of $10,265, or $11.64 per share pursuant to the repurchase program. In the third quarter of 2013, Griffon purchased 272,698 shares of common stock, for a total of $3,014, or $11.05 per share pursuant to the repurchase program. As of June 30, 2013, Griffon has purchased 3,230,771 shares of common stock, for a total of $32,299, or $10.00 per share; $17,701 remains under the $50,000 authorization.

In addition to the repurchases under the $50,000 program, during the third quarter, 53,459 shares, with a market value of $566, or $10.58 per share, were withheld to settle employee taxes due upon the vesting of restricted stock. For the nine months ended June 30, 2013, 432,116 shares, with a market value of $5,079, or $11.75 per share, were withheld to settle employee taxes due upon the vesting of restricted stock.

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

The following table is a reconciliation of the share amounts (in thousands) used in computing earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2013	2012	2013	2012

Weighted average shares outstanding - basic	54,265	56,034	54,588	56,032
Incremental shares from stock based compensation	1,939	1,461	2,147	1,279

Weighted average shares outstanding - diluted	56,204	57,495	56,735	57,311

Anti-dilutive options excluded from diluted EPS computation	715	963	715	963

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

•	Telephonics develops, designs and manufactures high-technology integrated information, communication and sensor system solutions to military and commercial markets worldwide.

•	Plastics is an international leader in the development and production of embossed, laminated and printed specialty plastic films used in a variety of hygienic, health-care and industrial applications.

Information on Griffon’s business segments is as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,

REVENUE	2013	2012	2013	2012

Home & Building Products:
ATT	$128,332	$130,311	$341,878	$362,374
CBP	112,285	106,910	314,651	309,825

Home & Building Products	240,617	237,221	656,529	672,199
Telephonics	129,997	101,116	347,678	319,621
Plastics	139,212	141,909	418,111	421,889

Total consolidated net sales	$509,826	$480,246	$1,422,318	$1,413,709

The following table reconciles segment operating profit to income before taxes:

INCOME BEFORE TAXES	For the Three Months Ended June 30,		For the Nine Months Ended June 30,

Segment operating profit:	2013	2012	2013	2012

Home & Building Products	$11,549	$17,482	$22,655	$35,412
Telephonics	10,592	14,113	38,990	40,171
Plastics	5,401	3,506	8,959	7,879

Total segment operating profit	27,542	35,101	70,604	83,462
Net interest expense	(13,137)	(12,855)	(39,125)	(38,775)
Unallocated amounts	(6,573)	(7,253)	(22,140)	(20,041)
Loss on pension settlement	—	—	(2,142)	—

Income before taxes	$7,832	$14,993	$7,197	$24,646

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

The following table provides a reconciliation of Segment adjusted EBITDA to Income before taxes:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,

	2013	2012	2013	2012

Segment adjusted EBITDA:
Home & Building Products	$21,478	$25,831	$56,272	$59,434
Telephonics	13,146	15,886	45,015	46,912
Plastics	12,161	10,117	33,832	27,462

Total Segment adjusted EBITDA	46,785	51,834	135,119	133,808
Net interest expense	(13,137)	(12,855)	(39,125)	(38,775)
Segment depreciation and amortization	(17,639)	(16,733)	(52,467)	(48,373)
Unallocated amounts	(6,573)	(7,253)	(22,140)	(20,041)
Restructuring charges	(1,604)	—	(12,048)	(1,795)
Acquisition costs	—	—	—	(178)
Loss on pension settlement	—	—	(2,142)	—

Income before taxes	$7,832	$14,993	$7,197	$24,646

Unallocated amounts typically include general corporate expenses not attributable to a reportable segment.

DEPRECIATION and AMORTIZATION	For the Three Months Ended June 30,		For the Nine Months Ended June 30,

Segment:	2013	2012	2013	2012

Home & Building Products	$9,075	$8,349	$27,092	$23,571
Telephonics	1,804	1,773	5,275	5,219
Plastics	6,760	6,611	20,100	19,583

Total segment depreciation and amortization	17,639	16,733	52,467	48,373
Corporate	110	99	320	295

Total consolidated depreciation and amortization	$17,749	$16,832	$52,787	$48,668

CAPITAL EXPENDITURES
Segment:
Home & Building Products	$6,534	$5,974	$22,352	$20,547
Telephonics	2,401	4,462	5,853	8,246
Plastics	5,947	7,037	17,648	28,811

Total segment	14,882	17,473	45,853	57,604
Corporate	9	17	33	91

Total consolidated capital expenditures	$14,891	$17,490	$45,886	$57,695

ASSETS	At June 30, 2013	At September 30, 2012

Segment assets:
Home & Building Products	$945,087	$943,766
Telephonics	283,723	255,420
Plastics	415,692	430,395

Total segment assets	1,644,502	1,629,581
Corporate	100,924	173,088

Total continuing assets	1,745,426	1,802,669
Assets of discontinued operations	3,200	3,523

Consolidated total	$1,748,626	$1,806,192

NOTE 12 – DEFINED BENEFIT PENSION EXPENSE

Defined benefit pension expense was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2013	2012	2013	2012

Service cost	$51	$46	$149	$150
Interest cost	2,427	2,652	7,274	7,988
Expected return on plan assets	(3,139)	(2,918)	(9,413)	(8,782)
Amortization:
Prior service cost	5	84	15	252
Recognized actuarial loss	840	718	2,520	2,154
Loss on pension settlement	—	—	2,142	—

Net periodic expense	$184	$582	$2,687	$1,762

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

NOTE 14 – DISCONTINUED OPERATIONS

The following amounts related to the Installation Services segment, discontinued in 2008, have been segregated from Griffon’s continuing operations, and are reported as assets and liabilities of discontinued operations in the condensed consolidated balance sheets:

	At June 30, 2013	At September 30, 2012

Assets of discontinued operations:
Prepaid and other current assets	$554	$587
Other long-term assets	2,646	2,936

Total assets of discontinued operations	$3,200	$3,523

Liabilities of discontinued operations:
Accrued liabilities, current	$1,690	$3,639
Other long-term liabilities	2,631	3,643

Total liabilities of discontinued operations	$4,321	$7,282

There was no Installation Services’ operating unit revenue or income for the three or nine months ended June 30, 2013 or 2012.

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

ATT anticipates incurring pre-tax restructuring and related exit costs approximating $8,000, comprised of cash charges of $4,000 and non-cash, asset-related charges of $4,000; the cash charges will include $3,000 for one-time termination benefits and other personnel-related costs and $1,000 for facility exit costs. ATT expects $20,000 in capital expenditures in connection with this initiative and, to date, has incurred $5,388 and $8,385 in restructuring costs and capital expenditures, respectively.

During the second quarter of 2013, BPC completed the consolidation of its Auburn, Washington facility into its Russia, Ohio facility.

HBP recognized $854 and $6,525, respectively, for the three and nine months ended June 30, 2013, and nil and $273, respectively, for the three and nine months ended June 30, 2012, in restructuring and other related exit costs. In 2013, restructuring and other related charges primarily related to one-time termination benefits, facility costs, other personnel costs and asset impairment charges related to the ATT and BPC plant consolidation initiatives. In 2012, restructuring and other related charges primarily related to one-time termination benefits and other personnel costs at ATT.

During the second quarter of 2013, PPC Europe announced plans to exit low margin products and eliminate approximately 80 positions, resulting in a restructuring cash charge of $4,773.

During the third quarter of 2013, Telephonics recognized $750 in restructuring costs in connection with the termination of a facility lease. The facility was vacated as a result of the headcount reductions and changes in organizational structure Telephonics undertook in the past two years. In the first quarter of 2012, Telephonics recognized $1,522 of restructuring and other related charges, primarily for one-time termination benefits and other personnel costs in conjunction with changes to its organizational structure.

A summary of the restructuring and other related charges included in the line item “Restructuring and other related charges” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) were recognized as follows:

	Workforce Reduction	Facilities & Exit Costs	Other Related Costs	Non-cash Facility and Other	Total

Amounts incurred in:
Quarter ended December 31, 2011	$1,538	$257	$—	$—	$1,795

Nine Months Ended June 30, 2012	$1,538	$257	$—	$—	$1,795

Quarter ended December 31, 2012	$994	$39	$75	$—	$1,108
Quarter ended March 31, 2013	3,635	683	1,517	3,501	9,336
Quarter ended June 30, 2013	641	926	37	—	1,604

Nine Months Ended June 30, 2013	$5,270	$1,648	$1,629	$3,501	$12,048

The activity in the restructuring accrual recorded in accrued liabilities consisted of the following:

	Workforce Reduction	Facilities & Exit Costs	Other Related Costs	Total

Accrued liability at September 30, 2012	$3,500	$140	$—	$3,640
Charges	5,270	1,648	1,629	8,547
Payments	(4,360)	(1,352)	(1,302)	(7,014)

Accrued liability at June 30, 2013	$4,410	$436	$327	$5,173

NOTE 16 – OTHER INCOME

For the quarters ended June 30, 2013 and 2012, Other income (expense) included $168 and ($707) respectively, of currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $12 and ($39), respectively, of investment income (loss).

For the nine months ended June 30, 2013 and 2012, Other income (expense) included ($299) and ($1,375) respectively, of currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $365 and $133, respectively, of investment income (loss).

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

Changes in Griffon’s warranty liability, included in Accrued liabilities, were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012

Balance, beginning of period	$7,424	$10,356	$8,856	$7,963
Warranties issued and changes in estimated pre-existing warranties	1,309	579	1,965	5,525
Actual warranty costs incurred	(1,342)	(1,174)	(3,430)	(3,727)

Balance, end of period	$7,391	$9,761	$7,391	$9,761

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

Department of Environmental Conservation of New York State, regarding Frankfort, NY site. During fiscal 2009, an underground fuel tank with surrounding soil contamination was discovered at the Frankfort, N.Y. site, which is the result of historical facility operations prior to ATT’s ownership. While ATT was actively working with the DEC and the New York State Department of Health to define remediation requirements relative to the underground fuel tank, the DEC took the position that ATT was responsible to remediate other types of contamination on the site. After negotiations with the DEC, on August 15, 2011, ATT executed an Order on Consent with the DEC. The Order is without admission or finding of liability or acknowledgement that there has been a release of hazardous substances at the site. Importantly, the Order does not waive any rights that ATT has under a 1991 Consent Judgment entered into between the DEC and a predecessor of ATT relating to the site. The Order requires that ATT identify Areas of Concern at the site, and formulate a strategy to investigate and remedy both on and off site conditions in compliance with applicable environmental law. At the conclusion of the remedy phase of the remediation to the satisfaction of the DEC, the DEC will issue a Certificate of Completion. On August 1, 2012, a fire occurred during the course of demolition of certain structures at the Frankfort, NY site, requiring cleanup and additional remediation under the oversight of the DEC. Demolition of the structures on the property has been substantially completed. The DEC has inspected the progress of the work and is satisfied with the results thus far. On February 12, 2013, the DEC issued comments to the Remedial Investigation Work Plan previously submitted by ATT in October 2011, and in response, ATT issued a Revised Remedial Investigation Work Plan. Completion of the remedial investigation is dependent on timing of the DEC approval; no additional comments have been provided by the DEC to date.

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

NOTE 19 — CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the domestic assets of Clopay Building Products Company, Inc., Clopay Plastic Products Company, Inc., Telephonics Corporation, Ames True Temper, Inc. and ATT Southern, Inc. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act of 1933, presented below are condensed consolidating financial information as of June 30, 2013 and September 30, 2012 and for the three and nine months ended June 30, 2013 and 2012. The financial information may not necessarily be indicative of results of operations or financial position had the guarantor companies or non-guarantor companies operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly-owned subsidiaries accounted for under the equity method. On June 29, 2012, ATT Southern, Inc. was added as a guarantor. On June 30, 2012, to allocate debt related to operations, three guarantors entered into intercompany debt agreements with a non-guarantor to borrow a total of $491,372.

CONDENSED CONSOLIDATING BALANCE SHEETS
At June 30, 2013

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation

CURRENT ASSETS
Cash and equivalents	$35,260	$23,036	$67,808	$—	$126,104
Accounts receivable, net of allowances	—	230,970	73,943	(33,170)	271,743
Contract costs and recognized income not yet billed, net of progress payments	—	117,281	(8)	—	117,273
Inventories, net	—	161,642	57,395	292	219,329
Prepaid and other current assets	1,185	24,258	18,659	14,609	58,711
Assets of discontinued operations	—	—	554	—	554

Total Current Assets	36,445	557,187	218,351	(18,269)	793,714

PROPERTY, PLANT AND EQUIPMENT, net	987	246,079	101,374	—	348,440
GOODWILL	—	288,147	68,228	—	356,375
INTANGIBLE ASSETS, net	—	161,421	60,362	—	221,783
INTERCOMPANY RECEIVABLE	576,447	889,614	590,955	(2,057,016)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	2,187,091	532,330	2,690,519	(5,409,940)	—
OTHER ASSETS	47,265	57,942	7,659	(87,198)	25,668
ASSETS OF DISCONTINUED OPERATIONS	—	—	2,646	—	2,646

Total Assets	$2,848,235	$2,732,720	$3,740,094	$(7,572,423)	$1,748,626

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$1,156	$1,070	$11,158	$—	$13,384
Accounts payable and accrued liabilities	26,463	163,612	67,137	(18,561)	238,651
Liabilities of discontinued operations	—	—	1,690	—	1,690

Total Current Liabilities	27,619	164,682	79,985	(18,561)	253,725

LONG-TERM DEBT, net of debt discounts	656,230	9,277	12,800	—	678,307
INTERCOMPANY PAYABLES	20,519	817,784	1,187,936	(2,026,239)	—
OTHER LIABILITIES	64,419	176,856	27,512	(87,198)	181,589
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	2,631	—	2,631

Total Liabilities	768,787	1,168,599	1,310,864	(2,131,998)	1,116,252

SHAREHOLDERS’ EQUITY	2,079,448	1,564,121	2,429,230	(5,440,425)	632,374

Total Liabilities and Shareholders’ Equity	$2,848,235	$2,732,720	$3,740,094	$(7,572,423)	$1,748,626

CONDENSED CONSOLIDATING BALANCE SHEETS
At September 30, 2012

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation

CURRENT ASSETS
Cash and equivalents	$125,093	$34,782	$49,779	$—	$209,654
Accounts receivable, net of allowances	—	187,487	81,274	(28,904)	239,857
Contract costs and recognized income not yet billed, net of progress payments	—	69,216	1,561	—	70,777
Inventories, net	—	194,618	63,203	47	257,868
Prepaid and other current assets	(851)	23,929	21,968	2,426	47,472
Assets of discontinued operations	—	—	587	—	587

Total Current Assets	124,242	510,032	218,372	(26,431)	826,215

PROPERTY, PLANT AND EQUIPMENT, net	1,224	244,261	111,394	—	356,879
GOODWILL	—	288,147	70,225	—	358,372
INTANGIBLE ASSETS, net	—	164,633	65,840	—	230,473
INTERCOMPANY RECEIVABLE	508,984	648,347	542,025	(1,699,356)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	2,143,427	528,411	2,650,083	(5,321,921)	—
OTHER ASSETS	49,718	60,609	8,188	(87,198)	31,317
ASSETS OF DISCONTINUED OPERATIONS	—	—	2,936	—	2,936

Total Assets	$2,827,595	$2,444,440	$3,669,063	$(7,134,906)	$1,806,192

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$1,625	$1,032	$15,046	$—	$17,703
Accounts payable and accrued liabilities	44,649	167,230	66,640	(26,478)	252,041
Liabilities of discontinued operations	—	—	3,639	—	3,639

Total Current Liabilities	46,274	168,262	85,325	(26,478)	273,383

LONG-TERM DEBT, net of debt discounts	655,023	9,782	17,102	—	681,907
INTERCOMPANY PAYABLES	—	558,905	1,149,748	(1,708,653)	—
OTHER LIABILITIES	68,827	183,989	27,489	(87,198)	193,107
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	3,643	—	3,643

Total Liabilities	770,124	920,938	1,283,307	(1,822,329)	1,152,040

SHAREHOLDERS’ EQUITY	2,057,471	1,523,502	2,385,751	(5,312,572)	654,152

Total Liabilities and Shareholders’ Equity	$2,827,595	$2,444,440	$3,669,058	$(7,134,901)	$1,806,192

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended June 30, 2013

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation

Revenue	$—	$408,371	$114,005	$(12,550)	$509,826
Cost of goods and services	—	317,156	95,461	(11,102)	401,515

Gross profit	—	91,215	18,544	(1,448)	108,311

Selling, general and administrative expenses	4,141	69,014	14,794	(1,604)	86,345
Restructuring and other related charges	—	1,565	39	—	1,604

Total operating expenses	4,141	70,579	14,833	(1,604)	87,949

Income (loss) from operations	(4,141)	20,636	3,711	156	20,362

Other income (expense)
Interest income (expense), net	(3,559)	(6,982)	(2,596)	—	(13,137)
Other, net	12	2,767	(1,710)	(462)	607

Total other income (expense)	(3,547)	(4,215)	(4,306)	(462)	(12,530)

Income (loss) before taxes	(7,688)	16,421	(595)	(306)	7,832
Provision (benefit) for income taxes	(2,912)	6,744	397	—	4,229

Income (loss) before equity in net income of subsidiaries	(4,776)	9,677	(992)	(306)	3,603
Equity in net income (loss) of subsidiaries	8,685	(969)	9,677	(17,393)	—

Net income (loss)	$3,909	$8,708	$8,685	$(17,699)	$3,603

Net income (loss)	$3,909	$8,708	$8,685	$(17,699)	$3,603
Other comprehensive income (loss), net of taxes	211	1,092	(8,855)	—	(7,552)

Comprehensive income (loss)	$4,120	$9,800	$(170)	$(17,699)	$(3,949)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended June 30, 2012

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation

Revenue	$—	$375,836	$120,457	$(16,047)	$480,246
Cost of goods and services	—	270,653	104,030	(10,082)	364,601

Gross profit	—	105,183	16,427	(5,965)	115,645

Selling, general and administrative expenses	5,420	72,300	15,405	(5,682)	87,443

Total operating expenses	5,420	72,300	15,405	(5,682)	87,443

Income (loss) from operations	(5,420)	32,883	1,022	(283)	28,202

Other income (expense)
Interest income (expense), net	(3,801)	(6,094)	(2,960)	—	(12,855)
Other, net	(40)	2,761	(2,613)	(462)	(354)

Total other income (expense)	(3,841)	(3,333)	(5,573)	(462)	(13,209)

Income (loss) before taxes	(9,261)	29,550	(4,551)	(745)	14,993
Provision (benefit) for income taxes	(4,824)	10,604	165	—	5,945

Income (loss) before equity in net income of subsidiaries	(4,437)	18,946	(4,716)	(745)	9,048
Equity in net income (loss) of subsidiaries	14,231	(4,694)	18,947	(28,484)	—

Net income (loss)	$9,794	$14,252	$14,231	$(29,229)	$9,048

Net income (loss)	$9,794	$14,252	$14,231	$(29,229)	$9,048
Other comprehensive income (loss), net of taxes	238	(10,190)	(8,052)	—	(18,004)

Comprehensive income (loss)	$10,032	$4,062	$6,179	$(29,229)	$(8,956)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended June 30, 2013

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation

Revenue	$—	$1,109,275	$352,514	$(39,471)	$1,422,318
Cost of goods and services	—	848,342	297,826	(35,328)	1,110,840

Gross profit	—	260,933	54,688	(4,143)	311,478

Selling, general and administrative expenses	15,419	198,601	45,327	(4,724)	254,623
Restructuring and other related charges	—	8,045	4,003	—	12,048

Total operating expenses	15,419	206,646	49,330	(4,724)	266,671

Income (loss) from operations	(15,419)	54,287	5,358	581	44,807

Other income (expense)
Interest income (expense), net	(10,781)	(20,685)	(7,659)	—	(39,125)
Other, net	367	7,032	(4,498)	(1,386)	1,515

Total other income (expense)	(10,414)	(13,653)	(12,157)	(1,386)	(37,610)

Income (loss) before taxes	(25,833)	40,634	(6,799)	(805)	7,197
Provision (benefit) for income taxes	(12,672)	15,693	834	—	3,855

Income (loss) before equity in net income of subsidiaries	(13,161)	24,941	(7,633)	(805)	3,342
Equity in net income (loss) of subsidiaries	17,308	(7,565)	24,941	(34,684)	—

Net income (loss)	$4,147	$17,376	$17,308	$(35,489)	$3,342

Net income (loss)	$4,147	$17,376	$17,308	$(35,489)	$3,342
Other comprehensive income (loss), net of taxes	633	(41,047)	34,461	—	(5,953)

Comprehensive income (loss)	$4,780	$(23,671)	$51,769	$(35,489)	$(2,611)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended June 30, 2012

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation

Revenue	$—	$1,077,454	$379,617	$(43,362)	$1,413,709
Cost of goods and services	—	804,521	325,917	(37,883)	1,092,555

Gross profit	—	272,933	53,700	(5,479)	321,154

Selling, general and administrative expenses	14,665	200,474	47,389	(5,867)	256,661
Restructuring and other related charges	—	1,779	16	—	1,795

Total operating expenses	14,665	202,253	47,405	(5,867)	258,456

Income (loss) from operations	(14,665)	70,680	6,295	388	62,698

Other income (expense)
Interest income (expense), net	(10,545)	(18,156)	(10,074)	—	(38,775)
Other, net	135	8,350	(6,376)	(1,386)	723

Total other income (expense)	(10,410)	(9,806)	(16,450)	(1,386)	(38,052)

Income (loss) before taxes	(25,075)	60,874	(10,155)	(998)	24,646
Provision (benefit) for income taxes	(12,583)	23,401	265	—	11,083

Income (loss) before equity in net income of subsidiaries	(12,492)	37,473	(10,420)	(998)	13,563
Equity in net income (loss) of subsidiaries	27,053	(10,296)	37,473	(54,230)	—

Net income (loss)	$14,561	$27,177	$27,053	$(55,228)	$13,563

Net income (loss)	$14,561	$27,177	$27,053	$(55,228)	$13,563
Other comprehensive income (loss), net of taxes	714	22,778	(35,409)	—	(11,917)

Comprehensive income (loss)	$15,275	$49,955	$(8,356)	$(55,228)	$1,646

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2013

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,147	$17,376	$17,308	$(35,489)	$3,342

Net cash provided by (used in) operating activities	(67,628)	23,214	46,968	—	2,554

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(33)	(40,324)	(5,529)	—	(45,886)
Intercompany distributions	10,000	(10,000)	—	—	—
Proceeds from sale of investment	—	1,172	154	—	1,326

Net cash provided by (used in) investing activities	9,967	(49,152)	(5,375)	—	(44,560)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(25,689)	—	—	—	(25,689)
Proceeds from issuance of long-term debt	—	303	—	—	303
Payments of long-term debt	(1,751)	(772)	(10,319)	—	(12,842)
Change in short-term borrowings	—	—	2,408	—	2,408
Financing costs	(759)	—	—	—	(759)
Tax effect from exercise/vesting of equity awards, net	150	—	—	—	150
Dividend	(4,384)	—	—	—	(4,384)
Other, net	261	14,661	(14,661)	—	261

Net cash provided by (used in) financing activities	(32,172)	14,192	(22,572)	—	(40,552)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	—	—	(486)	—	(486)

Effect of exchange rate changes on cash and equivalents	—	—	(506)	—	(506)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(89,833)	(11,746)	18,029	—	(83,550)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	125,093	34,782	49,779	—	209,654

CASH AND EQUIVALENTS AT END OF PERIOD	$35,260	$23,036	$67,808	$—	$126,104

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2012

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,561	$27,177	$27,053	$(55,228)	$13,563

Net cash provided by (used in) operating activities	(52,124)	48,598	33,873	—	30,347

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(91)	(51,582)	(6,022)	—	(57,695)
Acquired business, net of cash acquired	—	(22,432)	—	—	(22,432)
Intercompany distributions	10,000	(10,000)	—	—	—
Proceeds from sale of investment	—	183	98	—	281

Net cash provided by (used in) investing activities	9,909	(83,831)	(5,924)	—	(79,846)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(5,670)	—	—	—	(5,670)
Proceeds from issuance of long-term debt	—	491,372	4,000	(491,372)	4,000
Payments of long-term debt	(1,219)	(4,101)	(9,243)	—	(14,563)
Change in short-term borrowings	—	—	(1,262)	—	(1,262)
Intercompany debt	(23,000)	—	(468,372)	491,372	—
Financing costs	(65)	—	(32)	—	(97)
Tax effect from exercise/vesting of equity awards, net	834	—	—	—	834
Dividend	(3,564)	(219,516)	219,516	—	(3,564)
Other, net	67	(221,132)	221,132	—	67

Net cash provided by (used in) financing activities	(32,617)	46,623	(34,261)	—	(20,255)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	—	—	(1,690)	—	(1,690)

Effect of exchange rate changes on cash and equivalents	—	—	327	—	327

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(74,832)	11,390	(7,675)	—	(71,117)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	178,448	15,164	49,417	—	243,029

CASH AND EQUIVALENTS AT END OF PERIOD	$103,616	$26,554	$41,742	$—	$171,912

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

ATT anticipates incurring pre-tax restructuring and related exit costs approximating $8,000, comprised of cash charges of $4,000 and non-cash, asset-related charges of $4,000; the cash charges will include $3,000 for one-time termination benefits and other personnel-related costs and $1,000 for facility exit costs. ATT expects $20,000 in capital expenditures in connection with this initiative and, to date, has incurred $5,388 and $8,385 in restructuring costs and capital expenditures, respectively.

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

OVERVIEW

Revenue for the quarter ended June 30, 2013 was $509,826 compared to $480,246 in the prior year quarter. Net income was $3,603 or $0.06 per share, compared to $9,048 or $0.16 per share, in the prior year quarter.

The current quarter included:

-	Restructuring charges of $1,604 ($994, net of tax or $0.02 per share); and
-	Discrete tax benefits, net, of $1,495 or $0.03 per share.

The prior year quarter included a discrete tax benefit of $1,626, or $0.03 per share.

Excluding these items from the respective quarter results, net income would have been $3,102 or $0.06 per share in the current quarter compared to $7,422 or $0.13 per share in the prior year quarter.

Revenue for the nine months ended June 30, 2013 was $1,422,318 compared to $1,413,709 in the prior year period. Net income was $3,342 or $0.06 per share, compared to $13,563 or $0.24 per share, in the prior year.

Results for the nine months ended June 30, 2013 included:

-	Restructuring charges of $12,048 ($7,502, net of tax or $0.13 per share);
-	Loss on pension settlement of $2,142 ($1,392, net of tax or $0.02 per share); and
-	Discrete tax benefits, net, of $1,859 or $0.03 per share.

Results for the nine months ended June 30, 2012 included:

-	Restructuring charges of $1,795 ($1,167, net of tax or $0.02 per share);
-	Acquisition costs of $178 ($116, net of tax, or $0.00 per share); and
-	Discrete tax benefits of $1,626 or $0.03 per share.

Excluding these items from the respective periods, net income would have been $10,377 or $0.18 per share in the nine months ended June 30, 2013 compared to $13,220 or $0.23 per share in the prior year period.

Griffon evaluates performance based on Earnings per share and Net income excluding restructuring charges, acquisition-related expenses, gains (losses) from pension settlement and debt extinguishment and discrete tax items, as applicable. Griffon believes this information is useful to investors for the same reason. The following table provides a reconciliation of Earnings per share and Net income to Adjusted earnings per share and Adjusted net income:

GRIFFON CORPORATION AND SUBSIDIARIES
RECONCILIATION OF INCOME (LOSS) TO ADJUSTED INCOME
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,

	2013	2012	2013	2012

Net income	$3,603	$9,048	$3,342	$13,563

Adjusting items, net of tax:
Restructuring and related	994	—	7,502	1,167
Acquisition costs	—	—	—	116
Loss on pension settlement	—	—	1,392	—
Discrete tax benefits	(1,495)	(1,626)	(1,859)	(1,626)

Adjusted net income	$3,102	$7,422	$10,377	$13,220

Earnings per common share	$0.06	$0.16	$0.06	$0.24

Adjusting items, net of tax:
Restructuring	0.02	—	0.13	0.02
Acquisition costs	—	—	—	0.00
Loss on pension settlement	—	—	0.02	—
Discrete tax benefits	(0.03)	(0.03)	(0.03)	(0.03)

Adjusted earnings per share	$0.06	$0.13	0.18	$0.23

Weighted-average shares outstanding (in thousands)	56,204	57,495	56,735	57,311

Note: Due to rounding, the sum of earnings per common share and adjusting items, net of tax, may not equal adjusted earnings per common share.

RESULTS OF OPERATIONS

Three and nine months ended June 30, 2013 and 2012

Griffon evaluates performance and allocates resources based on each segments’ operating results before interest income and expense, income taxes, depreciation and amortization, unallocated amounts (mainly corporate overhead), restructuring charges, acquisition-related expenses and gains (losses) from pension settlement and debt extinguishment, as applicable (“Segment adjusted EBITDA”). Griffon believes this information is useful to investors for the same reason.

The following table provides a reconciliation of Segment adjusted EBITDA to Income before taxes:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,

	2013	2012	2013	2012

Segment adjusted EBITDA:
Home & Building Products	$21,478	$25,831	$56,272	$59,434
Telephonics	13,146	15,886	45,015	46,912
Plastics	12,161	10,117	33,832	27,462

Total Segment adjusted EBITDA	46,785	51,834	135,119	133,808
Net interest expense	(13,137)	(12,855)	(39,125)	(38,775)
Segment depreciation and amortization	(17,639)	(16,733)	(52,467)	(48,373)
Unallocated amounts	(6,573)	(7,253)	(22,140)	(20,041)
Restructuring charges	(1,604)	—	(12,048)	(1,795)
Acquisition costs	—	—	—	(178)
Loss on pension settlement	—	—	(2,142)	—

Income before taxes	$7,832	$14,993	$7,197	$24,646

Home & Building Products

	Three Months Ended June 30,				Nine Months Ended June 30,

	2013		2012		2013		2012

Revenue:
ATT	$128,332		$130,311		$341,878		$362,374
CBP	112,285		106,910		314,651		309,825

Home & Building Products	$240,617		$237,221		$656,529		$672,199

Segment operating profit	$11,549	4.8%	$17,482	7.4%	$22,655	3.5%	$35,412	5.3%
Depreciation and amortization	9,075		8,349		27,092		23,571
Restructuring charges	854		—		6,525		273
Acquisition costs	—		—		—		178

Segment adjusted EBITDA	$21,478	8.9%	$25,831	10.9%	$56,272	8.6%	$59,434	8.8%

For the quarter ended June 30, 2013, revenue increased $3,396 or 1%, compared to the prior year quarter. ATT revenue decreased 2% in comparison to the prior year quarter primarily due to lower demand, driven by cold and wet weather conditions in North America. For the quarter, CBP revenue increased 5%, primarily due to higher volume and favorable mix.

For the quarter ended June 30, 2013, Segment operating profit was $11,549 compared to $17,482 in the prior year quarter. The decline resulted primarily from the lower ATT revenue, which also affected absorption of manufacturing expenses, partially offset by the benefit of higher volume and favorable mix at CBP. ATT also had manufacturing inefficiencies in connection with its plant consolidation initiative. These inefficiencies are expected to continue until the initiative is completed in 2014. Segment depreciation and amortization increased $726 from the prior year period and the current year quarter included $854 of restructuring charges primarily related to the previously announced manufacturing and operations consolidation initiative at ATT.

For the nine months ended June 30, 2013, revenue decreased $15,670, or 2%, compared to the prior year period. ATT revenue decreased 6%, mainly driven by cold and wet spring weather conditions in North America and reduced snow tool sales. For ATT, both 2012 and 2013 year to date sales were impacted by lack of snow and resultant reduced sales of snow tools; retailers held high levels of snow tool inventory carried over from the prior year, further affecting 2013 snow tool sales. For the nine months ended June 30, 2013, CBP revenue increased 2% from the prior year period, primarily due to somewhat higher volume and favorable mix.

For the nine months ended June 30, 2013, Segment operating profit was $22,655 compared to $35,412 in the prior year period. The current year period included $6,525 of restructuring charges primarily related to the previously announced manufacturing and operations consolidation initiative at ATT. Excluding restructuring charges, current year Segment operating profit was $29,180. The decrease from the prior year resulted from the impact of lower ATT revenue, which also affected absorption of manufacturing expenses and manufacturing inefficiencies arising in connection with the plant consolidation initiative, partially offset by reduced ATT warehouse and distribution costs, other cost control initiatives and $873 in Byrd Amendment receipts (anti-dumping compensation from the U.S. government). CBP higher volume, favorable mix and improved distribution and manufacturing efficiencies contributed to the reported profit. Segment depreciation and amortization increased $3,521 from the prior year period.

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

ATT anticipates incurring pre-tax restructuring and related exit costs approximating $8,000, comprised of cash charges of $4,000 and non-cash, asset-related charges of $4,000; the cash charges will include $3,000 for one-time termination benefits and other personnel-related costs and $1,000 for facility exit costs. ATT expects $20,000 in capital expenditures in connection with this initiative and, to date, has incurred $5,388 and $8,385 in restructuring costs and capital expenditures, respectively.

During the second quarter of 2013, BPC completed the consolidation of its Auburn, Washington facility into its Russia, Ohio facility.

HBP recognized $854 and $6,525, respectively, for the three and nine months ended June 30, 2013, and nil and $273, respectively, for the three and nine months ended June 30, 2012, in restructuring and other related exit costs. In 2013, restructuring and other related charges primarily related to one-time termination benefits, facility and other personnel costs, and asset impairment charges related to the ATT and BPC plant consolidation initiatives. In 2012, restructuring and other related charges primarily related to one-time termination benefits and other personnel costs at ATT.

Telephonics

	Three Months Ended June 30,				Nine Months Ended June 30,

	2013		2012		2013		2012

Revenue	$129,997		$101,116		$347,678		$319,621

Segment operating profit	$10,592	8.1%	$14,113	14.0%	$38,990	11.2%	$40,171	12.6%
Depreciation and amortization	1,804		1,773		5,275		5,219
Restructuring charges	750		—		750		1,522

Segment adjusted EBITDA	$13,146	10.1%	$15,886	15.7%	$45,015	12.9%	$46,912	14.7%

For the quarter ended June 30, 2013, revenue increased $28,881 or 29% compared to the prior year quarter. The current and prior year quarters included $20,033 and $2,733 respectively, of revenue related to electronic warfare programs where Telephonics serves as a contract manufacturer; excluding revenue from these programs, current quarter revenue increased 12% from the prior year quarter, primarily due to the timing of work performed on Multi-mode Surveillance Radar (“MMSR”) contracts.

For the quarter ended June 30, 2013, Segment operating profit decreased $3,521, or 25%, and operating profit margin decreased 590 basis points compared to the prior year quarter. The decrease in Segment operating profit was primarily due to lower gross profit associated with product mix and a restructuring charge, which were partially offset by lower than anticipated expenditures associated with the timing of research and development (“R&D”) initiatives and proposal efforts. The prior year quarter benefitted from higher gross profit and favorable manufacturing efficiencies, both of which were primarily due to an increased level of Light Airborne Multi-purpose Systems Multi Mode Radar (“LAMPS MMR”) deliveries.

For the nine months ended June 30, 2013, revenue increased $28,057 or 9% compared to the prior year period. The current and prior year periods included $33,257 and $22,255, respectively, of revenue related to electronic warfare programs where Telephonics serves as a contract manufacturer; excluding revenue from these programs, current period revenue increased 6% from the prior year period, primarily due to the timing of work performed on MMSR contracts.

For the nine months ended June 30, 2013, Segment operating profit decreased $1,181, or 3%. Excluding the current and prior year restructuring charges, segment operating profit decreased 5% and operating margin decreased 160 basis points compared to the prior year period. The decrease was primarily due to lower gross profit associated with product mix, which was partially offset by lower than anticipated expenditures associated with the timing of R&D initiatives and proposal efforts. The prior year period also benefitted from the LAMPS MMR profitability discussed above.

During the third quarter of 2013, Telephonics recognized $750 in restructuring costs in connection with the termination of a facility lease. The facility was vacated as a result of the headcount reductions and changes in organizational structure Telephonics undertook in the past two years. In 2012 and 2011, Telephonics recognized $3,815 and $3,046 of restructuring charges in connection with two discrete voluntary early retirement plans and other costs related to changes in organizational structure and facilities; such charges were primarily personnel-related, reducing headcount by 185 employees over the two-year period. In the nine months ended June 30, 2012, Telephonics recognized $1,522 of restructuring and other related charges primarily for one-time termination benefits and other personnel costs, in conjunction with changes to its organizational structure.

During the current quarter, Telephonics was awarded several new contracts and incremental funding on existing contracts approximating $93,400. Contract backlog was $440,000 at June 30, 2013 with 67% expected to be realized in the next 12 months. Backlog was $451,000 at September 30, 2012 and $422,000 at June 30, 2012. Backlog is defined as unfilled firm orders for products and services for which funding has been both authorized and appropriated by the customer or Congress, in the case of the U.S. government agencies.

Plastics

	Three Months Ended June 30,				Nine Months Ended June 30,

	2013		2012		2013		2012

Revenue	$139,212		$141,909		$418,111		$421,889

Segment operating profit	$5,401	3.9%	$3,506	2.5%	$8,959	2.1%	$7,879	1.9%
Depreciation and amortization	6,760		6,611		20,100		19,583
Restructuring charges	—		—		4,773		—

Segment adjusted EBITDA	$12,161	8.7%	$10,117	7.1%	$33,832	8.1%	$27,462	6.5%

For the quarter ended June 30, 2013, revenue decreased $2,697, or 2%, compared to the prior year quarter. The decrease reflected lower volume (5%), a portion of which was attributable to Plastics exiting certain low margin products, partially offset by favorable mix (2%) and the pass through of higher resin costs in customer selling prices (1%). Plastics adjusts selling prices based on underlying resin costs on a delayed basis.

For the quarter ended June 30, 2013, Segment operating profit increased $1,895 compared to the prior year quarter. The increase was mainly due to product mix, continued efficiency improvements and a $500 favorable resin benefit.

For the nine months ended June 30, 2013, revenue decreased $3,778, or 1%, compared to the prior year period. Excluding the unfavorable impact of foreign exchange translation, revenue increased 1% mainly due to favorable mix (1%) and the pass through of higher resin costs in customer selling prices (1%), partially offset by lower volume (1%), a portion of which was attributable to Plastics exiting certain low margin products.

For the nine months ended June 30, 2013, Segment operating profit increased $1,080 compared to the prior year period. Excluding the restructuring charges, current year Segment operating profit increased $5,853 due to product mix and continued efficiency improvements, partially offset by approximately $4,700 unfavorable impact of higher resin costs, which had not yet been reflected in increased selling prices.

In February 2013, Plastics announced a restructuring project, primarily in Europe, to exit low margin products and eliminate approximately 80 positions, resulting in the incurrence of restructuring charges of $4,773, primarily related to one-time termination benefits and other personnel costs. This project is substantially complete.

Unallocated

For the quarter ended June 30, 2013, unallocated amounts totaled $6,573 compared to $7,253 in the prior year; for the nine months ended June 30, 2013, unallocated amounts totaled $22,140 compared to $20,041 in the prior year period. The fluctuations in the current quarter and nine month period compared to the respective prior year periods is primarily related to incentive and stock based compensation costs.

Segment Depreciation and Amortization

Segment depreciation and amortization increased $906 and $4,094, respectively, for the three and nine month periods ended June 30, 2013 in comparison to the comparable prior year periods primarily due to capital spending.

Other income (expense)

For the quarters ended June 30, 2013 and 2012, Other income (expense) included $168 and ($707) respectively, of currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $12 and ($39), respectively, of investment income (loss).

For the nine months ended June 30, 2013 and 2012, Other income (expense) included ($299) and ($1,375) respectively, of currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $365 and $133, respectively, of investment income (loss).

Provision for income taxes

The effective tax rates for the quarter and nine-month period ended June 30, 2013 were 54.0% and 53.6%, respectively, compared to 39.7% and 45.0% in the comparable prior year periods, respectively. The rates include discrete benefits in the current and prior year quarter of $1,495 and $1,626, respectively, and in the current and prior year nine-month periods of $1,859 and $1,626, respectively, primarily resulting from the release of previously established reserves for uncertain tax positions on conclusion of certain tax audits, and benefits arising on the filing of tax returns in various jurisdictions.

Excluding discrete items, the effective tax rates for the quarter and nine-month period ended June 30, 2013 were 73.1% and 79.4%, respectively, compared to 50.5% and 51.6% in the comparable prior year periods, respectively. Rates in all periods reflect the impact of permanent differences not deductible in determining taxable income, mainly limited deductibility of restricted stock, tax reserves and of changes in earnings mix between domestic and non-domestic operations, all of which are material relative to the level of pretax result.

Stock based compensation

For the three and nine months ended June 30, 2013, stock based compensation expense totaled $3,029 and $9,327, respectively. For the three and nine months ended June 30, 2012, stock based compensation expense totaled $2,691 and $7,599, respectively.

Discontinued operations – Installation Services

There was no revenue or income from discontinued operations of the Installation Services’ business for the three and nine months ended June 30, 2013 and 2012.

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

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

Cash Flows from Continuing Operations	Nine Months Ended June 30,

(in thousands)	2013	2012

Net Cash Flows Provided by (Used In):
Operating activities	$2,554	$30,347
Investing activities	(44,560)	(79,846)
Financing activities	(40,552)	(20,255)

Cash provided by continuing operations for the nine months ended June 30, 2013 was $2,554 compared to $30,347 in the prior year. Current assets net of current liabilities, excluding short-term debt and cash, increased to $427,269 at June 30, 2013 compared to $360,881 at September 30, 2012, primarily due to increases in accounts receivable and contract costs and recognized income not yet billed, and a decrease in accrued liabilities, partially offset by a decrease in inventory.

During the nine months ended June 30, 2013, Griffon used cash for investing activities of $44,560 compared to $79,846 in the prior year; the October 2011 acquisition of Southern Patio for $22,432 was included in the prior year. Current year capital expenditures decreased $11,809 from the comparable prior year period. Griffon expects capital spending to be in the range of $65,000 to $70,000 for 2013.

During the nine months ended June 30, 2013, cash used in financing activities totaled $40,552 compared to $20,255 in the prior year. During the first, second and third quarters of 2013, the Board of Directors approved quarterly cash dividends of $0.025 per common share, which were paid on December 26, 2012, March 27, 2013 and May 28, 2013, to holders of common stock as of close of business on November 29, 2012, February 27, 2013 and June 26, 2013, respectively. Griffon repurchased common stock of $25,689 and $5,670 in the nine months ended June 30, 2013 and 2012, respectively. At June 30, 2013, $17,701 remains under Griffon’s Board authorized repurchase program.

On August 6, 2013, the Board of Directors declared a quarterly cash dividend of $0.025 per share, payable on September 25, 2013 to shareholders of record as of the close of business on August 27, 2013.

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

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. For the nine months ended June 30, 2013:

•	The United States Government and its agencies, through either prime or subcontractor relationships, represented 19% of Griffon’s consolidated revenue and 78% of Telephonics’ revenue.
•	Procter & Gamble Co. represented 14% of Griffon’s consolidated revenue and 46% of Plastics’ revenue.
•	The Home Depot represented 12% of Griffon’s consolidated revenue and 25% of HBP’s revenue.

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

Cash and Equivalents and Debt (in thousands)	At June 30, 2013	At September 30, 2012

Cash and equivalents	$126,104	$209,654

Notes payables and current portion of long-term debt	13,384	17,703
Long-term debt, net of current maturities	678,307	681,907
Debt discount	14,116	16,607

Total debt	705,807	716,217

Debt, net of cash and equivalents	$579,703	$506,563

On March 17, 2011, in an unregistered offering through a private placement under Rule 144A, Griffon issued, at par, $550,000 of 7.125% Senior Notes due in 2018 (“Senior Notes”); interest is payable semi-annually. On August 9, 2011, Griffon exchanged all of the Senior Notes for substantially identical Senior Notes registered under the Securities Act of 1933 via an exchange offer.

Proceeds from the Senior Notes were used to pay down outstanding borrowings under a senior secured term loan facility and two senior secured revolving credit facilities of certain of the Company’s subsidiaries. The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and are subject to certain covenants, limitations and restrictions. The fair value of the Senior Notes approximated $594,000 on June 30, 2013 based upon quoted market prices (level 1 inputs).

On March 28, 2013, Griffon amended and increased the amount available under its Revolving Credit Facility (“Credit Agreement”) from $200,000 to $225,000 and extended its maturity from March 17, 2016 to March 28, 2018. The facility includes a letter of credit sub-facility with a limit of $60,000, a multi-currency sub-facility of $50,000 and a swingline sub-facility with a limit of $30,000. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility or the occurrence of an event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, in each case without a floor, plus an applicable margin, which adjusts based on financial performance. The current margins are 1.25% for base rate loans and 2.25% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio as well as customary affirmative and negative covenants and events of default. The Credit Agreement also includes certain restrictions, such as limitations on the incurrence of indebtedness and liens and the making of restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all assets of the Company and the guarantors.

At June 30, 2013, there were $25,867 of standby letters of credit outstanding under the Credit Agreement; $199,133 was available, subject to certain covenants, for borrowing at that date.

On December 21, 2009, Griffon issued $100,000 principal of 4% convertible subordinated notes due 2017 (the “2017 Notes”). The current conversion rate of the 2017 Notes is 67.8495 shares of Griffon’s common stock per $1,000 principal amount of notes, corresponding to a conversion price of $14.74 per share. When a cash dividend is declared that would result in an adjustment to the conversion ratio of less than 1%, any adjustment to the conversion ratio is deferred until the first to occur of (i) actual conversion, (ii) the 42nd trading day prior to maturity of the notes, and (iii) such time as the cumulative adjustment equals or exceeds 1%. As of June 30, 2013, aggregate dividends since the last conversion price adjustment of $0.05 per share would have resulted in an adjustment to the conversion ratio of approximately 0.44%. At June 30, 2013 and September 30, 2012, the 2017 Notes had a capital in excess of par component, net of tax, of $15,720. The fair value of the 2017 Notes approximated $106,900 on June 30, 2013 based upon quoted market prices (level 1 inputs).

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

Griffon’s Employee Stock Ownership Plan (“ESOP”) entered into a loan agreement in August 2010 to borrow $20,000 over a one-year period. The proceeds were used to purchase 1,874,737 shares of Griffon common stock in the open market for $19,973. The loan bears interest at a) LIBOR plus 2.5% or b) the lender’s prime rate, at Griffon’s option. In November 2011, Griffon exercised an option to convert the outstanding loan to a five-year term loan; principal is payable in quarterly installments of $250, beginning December 2011, with a balloon payment of $15,223 due at maturity (November 2016). The loan is secured by shares purchased with the proceeds of the loan, and repayment is guaranteed by Griffon. At June 30, 2013, $18,223 was outstanding.

In addition, the ESOP is party to a loan agreement which requires quarterly principal payments of $156 and interest through the extended expiration date of December 2013 at which time the $3,125 balance of the loan, and any outstanding interest, will be payable. Griffon has the intent and ability to refinance the December 2013 balance, and has classified the balance in Long-Term Debt. The primary purpose of this loan was to purchase 547,605 shares of Griffon’s common stock in October 2008. The loan is secured by shares purchased with the proceeds of the loan, and repayment is guaranteed by Griffon. The loan bears interest at rates based upon the prime rate or LIBOR. At June 30, 2013, $3,281 was outstanding.

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

In February 2012, Clopay do Brazil, a subsidiary of Plastics, borrowed $4,000 at a rate of 104.5% of Brazilian CDI (7.7% at June 30, 2013). The loan was used to refinance existing loans, is collateralized by accounts receivable and a 50% guaranty by Plastics and is to be repaid in four equal, semi-annual installments of principal plus accrued interest beginning in August 2012. Clopay do Brazil also maintains lines of credit of approximately $5,000. Interest on borrowings accrue at a rate of Brazilian CDI plus 6.0% (13.7% at June 30, 2013). At June 30, 2013 there was approximately $4,100 borrowed under the lines.

In November 2012, Garant G.P. (“Garant”) entered into a CAD $15,000 revolving credit facility. The facility accrues interest at LIBOR or the Bankers Acceptance Rate plus 1.3% per annum (1.49% and 2.45% as of June 30, 2013). The revolving facility matures in November 2015. Garant is required to maintain a certain minimum equity. At June 30, 2013, there were no borrowings under the revolving credit facility with CAD $15,000 available for borrowing.

At September 30, 2012, Griffon had $532 of 4% convertible subordinated notes due 2023 (“2023 Notes”) outstanding. On April 15, 2013, the 2023 Notes were redeemed at par plus accrued interest.

At June 30, 2013, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements.

During the nine months ended June 30, 2013 and 2012, Griffon used cash for discontinued operations of $486 and $1,690, respectively, related to settling remaining Installation Services liabilities.

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

Foreign Exchange

Griffon conducts business in various non-U.S. countries, primarily in Canada, Germany, Brazil, United Kingdom, Turkey, China, Sweden, Australia and Mexico; therefore, changes in the value of the currencies of these countries affect the financial position and cash flows when translated into U.S. Dollars. Griffon has generally accepted the exposure to exchange rate movements relative to its non-U.S. operations. Griffon may, from time to time, hedge its currency risk exposures. A change of 10% or less in the value of all applicable foreign currencies would not have a material effect on Griffon’s financial position and cash flows.

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

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
(c)

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs

April 1 - 30, 2013	70,428		$11.94	70,428
May 1 - 31, 2013	53,459	(2)	10.58	—
June 1 - 30, 2013	202,270		10.75	202,270

Total	326,157		$10.98	272,698	$17,701

1.

On August 2, 2011, the Company’s Board of Directors authorized the repurchase of up to an additional $50,000 of Griffon common stock; as of June 30, 2013, $17,701 remained available for the purchase of Griffon common stock under this program.

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

Indemnification Agreements.

In accordance with the Delaware General Corporation Law, Griffon's Certificate of Incorporation and Griffon’s By-laws, on August 6, 2013, Griffon entered into a customary indemnification agreement with each of its directors and corporate officers. With respect to each of Griffon’s directors, the indemnification agreement replaces the existing agreement between such director and Griffon.

The indemnification agreement provides that Griffon will indemnify each director and officer to the fullest extent permitted by applicable law, and includes provisions relating to the advancement of expenses incurred by or on behalf of each such director and officer. The form of the indemnification agreement is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q, and is incorporated by reference herein.

Item 6	Exhibits

10.1

First Amendment to Amended and Restated Credit Agreement, dated as of June 11, 2013, to that certain Amended and Restated Credit Agreement, dated as of March 28, 2013, among Griffon Corporation, Deutsche Bank Securities Inc., as syndication agent, Wells Fargo Bank, National Association, HSBC Bank USA, N.A and RBS Citizens, N.A., as co-documentation agents, and JPMorgan Chase Bank, N.A., as administrative agent.

10.2	Form of Indemnification Agreement between Griffon Corporation and each of its directors and officers.

31.1	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Document*

101.DEF	XBRL Taxonomy Extension Definitions Document*

101.LAB	XBRL Taxonomy Extension Labels Document*

101.PRE	XBRL Taxonomy Extension Presentations Document*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.

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
(Principal Financial Officer)

/s/ Brian G. Harris

Brian G. Harris
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

Date: August 7, 2013

EXHIBIT INDEX

10.1

First Amendment to Amended and Restated Credit Agreement, dated as of June 11, 2013, to that certain Amended and Restated Credit Agreement, dated as of March 28, 2013, among Griffon Corporation, Deutsche Bank Securities Inc., as syndication agent, Wells Fargo Bank, National Association, HSBC Bank USA, N.A and RBS Citizens, N.A., as co-documentation agents, and JPMorgan Chase Bank, N.A., as administrative agent.

10.2	Form of Indemnification Agreement between Griffon Corporation and each of its directors and officers.

31.1	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Document*

101.DEF	XBRL Taxonomy Extension Definitions Document*

101.LAB	XBRL Taxonomy Extension Labels Document*

101.PRE	XBRL Taxonomy Extension Presentations Document*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.