Form 10-K
period 2013-09-30
GRIFFON CORP
filed 2013-11-15
CIK 50725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the close of business March 31, 2013, the registrant’s most recently completed second quarter, was approximately $527,000,000. The registrant’s closing price as reported by the New York Stock Exchange-Composite Transactions for March 31, 2013 was $11.92. The number of the registrant’s outstanding shares was 59,023,635 as of October 31, 2013.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III — (Items 10, 11, 12, 13 and 14). Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Special Notes Regarding Forward-Looking Statements

This Annual Report on Form 10-K, especially “Management’s Discussion and Analysis”, contains certain “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, earnings, cash flows, revenue, changes in operations, operating improvements, industries in which Griffon Corporation (the “Company” or “Griffon”) operates and the United States and global economies. Statements in this Form 10-K that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” “may,” “will,” “estimates,” “intends,” “explores,” “opportunities,” the negative of these expressions, use of the future tense and similar words or phrases. Such forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, among others: current economic conditions and uncertainties in the housing, credit and capital markets; Griffon’s ability to achieve expected savings from cost control, integration and disposal initiatives; the ability to identify and successfully consummate and integrate value-adding acquisition opportunities; increasing competition and pricing pressures in the markets served by Griffon’s operating companies; the ability of Griffon’s operating companies to expand into new geographic and product markets and to anticipate and meet customer demands for new products and product enhancements and innovations; reduced military spending by the government on projects for which Griffon’s Telephonics Corporation supplies products, including as a result of sequestration which took effect in March 2013; the ability of the federal government to fund and conduct its operations; increases in the cost of raw materials such as resin and steel; changes in customer demand or loss of a material customer at one of Griffon’s operating companies; the potential impact of seasonal variations and uncertain weather patterns on certain of Griffon’s businesses; political events that could impact the worldwide economy; a downgrade in Griffon’s credit ratings; changes in international economic conditions including interest rate and currency exchange fluctuations; the reliance by certain of Griffon’s businesses on particular third party suppliers and manufacturers to meet customer demands; the relative mix of products and services offered by Griffon’s businesses, which impacts margins and operating efficiencies; short-term capacity constraints or prolonged excess capacity; unforeseen developments in contingencies, such as litigation; unfavorable results of government agency contract audits of Telephonics Corporation; Griffon’s ability to adequately protect and maintain the validity of patent and other intellectual property rights; the cyclical nature of the businesses of certain of Griffon’s operating companies; and possible terrorist threats and actions and their impact on the global economy. Readers are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date made. Griffon undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Griffon currently conducts its operations through three reportable segments: Home & Building Products (“HBP”), Telephonics Corporation (“Telephonics”), and Clopay Plastic Products Company (“Plastics”).

•	HBP consists of two companies, Ames True Temper, Inc (“ATT”) and Clopay Building Products (“CBP”). HBP accounted for 46% of Griffon’s consolidated revenue in 2013, 2012 and 2011.

-	ATT, acquired on September 30, 2010, is a global provider of non-powered landscaping products that make work easier for homeowners and professionals. Due to the timing of the acquisition, none of ATT’s 2010 and prior results of operations were included in Griffon’s results. ATT’s revenue was 23% of Griffon’s consolidated revenue in both 2013 and 2012, and 24% in 2011.

-	CBP is a leading manufacturer and marketer of residential, commercial and industrial garage doors to professional installing dealers and major home center retail chains. CBP’s revenue was 23% of Griffon’s consolidated revenue in both 2013 and 2012, and 22% in 2011.

•	Telephonics designs, develops and manufactures high-technology integrated information, communication and sensor system solutions for military and commercial markets worldwide. Telephonics’ revenue was 24% of Griffon’s consolidated revenue in both 2013 and 2012, and 25% in 2011.

•	Plastics is an international leader in the development and production of embossed, laminated and printed specialty plastic films used in a variety of hygienic, health-care and industrial applications. Plastics’ revenue was 30% of Griffon’s consolidated revenue in both 2013 and 2012, and 29% in 2011.

On March 28, 2013, Griffon amended and increased the amount available under its Revolving Credit Facility (“Credit Agreement”) from $200,000 to $225,000 and extended its maturity from March 18, 2016 to March 28, 2018 (except that if the Company’s 7-1/8 Senior Notes due 2018 are still outstanding on October 1, 2017, the Facility will mature on October 1, 2017). The facility includes a letter of credit sub-facility with a limit of $60,000, a multi-currency sub-facility of $50,000 and a swingline sub-facility with a limit of $30,000. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility or the occurrence of a default or event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, in each case without a floor, plus an applicable margin, which adjusts based on financial performance. The current margins are 1.00% for base rate loans and 2.00% for LIBOR loans. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all assets of the Company and the guarantors and a pledge of not greater than two-thirds of the equity interest in each of Griffon’s material, first-tier foreign subsidiaries. At September 30, 2013, there were $25,457 of standby letters of credit outstanding under the Credit Agreement; $199,543 was available for borrowing at that date.

On October 17, 2011, Griffon acquired the pots and planters business of Southern Sales & Marketing Group, Inc. (“Southern Patio”) for approximately $23,000. The acquired business, which markets its products under the Southern PatioTM brand name, is a leading designer, manufacturer and marketer of landscape accessories. Southern Patio, which, upon acquisition, has been integrated with ATT, had revenue exceeding $40,000 in 2011.

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

In 2008, as a result of the downturn in the residential housing market, Griffon exited substantially all operating activities of its Installation Services segment which sold, installed and serviced garage doors and openers, fireplaces, floor coverings, cabinetry and a range of related building products, primarily for the new residential housing market. Griffon sold eleven units, closed one unit and merged two units into CBP. Operating results for substantially all of this segment has been reported as discontinued operations in the Consolidated Statements of Operations and Comprehensive Income (Loss) for all periods presented; the Installation Services segment is excluded from segment reporting. At September 30, 2013, Griffon’s assets and liabilities for discontinued operations primarily related to income taxes and product liability, warranty and environmental reserves.

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

For information regarding revenue, profit and total assets of each segment, see the Reportable Segments footnote in the Notes to Consolidated Financial Statements.

Reportable Segments:

Home & Building Products

Home & Building Products consists of two companies, Ames True Temper, Inc and Clopay Building Products, which are described below.

Ames True Temper

ATT, founded in 1774, is the leading U.S. and a global provider of non-powered landscaping products that make work easier for homeowners and professionals. ATT employs approximately 1,500 employees.

Brands

ATT brands are among the most recognized across primary product categories in the North American, non-powered landscaping product markets. ATT’s brand portfolio includes Ames®, True Temper®, Garant®, UnionTools®, Hound Dog®, Westmix™, Dynamic Design® and Southern Patio™, as well as contractor-oriented brands including Razor-Back® Professional Tools and Jackson® Professional Tools. This strong portfolio of brands enables ATT to build and maintain long-standing relationships with leading retailers and distributors. In addition, given the breadth of ATT’s brand portfolio and product category depth, ATT is able to offer specific, differentiated branding strategies for key retail customers. In addition to the brands listed, ATT also sells private label branded products further enabling channel management and customer differentiation.

Products

ATT manufactures and markets one of the broadest product portfolios in the non-powered landscaping product industry. This portfolio is anchored by three core product categories: long handle tools, wheelbarrows, and snow tools. As a result of ATT’s brand portfolio recognition, high product quality, industry leading service and strong customer relationships, ATT has earned market-leading positions in the long handle tool, wheelbarrow, and snow tool product categories. The following is a brief description of ATT’s primary product lines:

•	Long Handle Tools: An extensive line of engineered tools including shovels, spades, scoops, rakes, hoes, cultivators, weeders, post hole diggers, scrapers, edgers and forks, marketed under leading brand names including Ames®, True Temper®, UnionTools®, Garant®, Razor-Back® Professional Tools, and Jackson® Professional Tools.

•	Wheelbarrows: ATT designs, develops and manufactures a full line of wheelbarrows and lawn carts, primarily under the Ames®, True Temper®, Jackson® Professional Tools, Razor-Back® Professional Tools, UnionTools®, Garant® and Westmix™ brand names. The products range in size (2 cubic feet to 10 cubic feet), material (poly and steel), tray form, tire type, handle length and color based on the needs of homeowners, landscapers and contractors.

•	Snow Tools: A complete line of snow tools is marketed under the True Temper® and Garant® brand names. The snow tool line includes shovels, pushers, roof rakes, sled sleigh shovels, scoops and ice scrapers.

•	Planters and Lawn Accessories: ATT is a designer, manufacturer and distributor of indoor and outdoor planters and accessories, sold under the Dynamic Design® and Southern Patio™ brand names, as well as various private label brands. The range of planter sizes (from 6 to 32 inches) are available in various designs, colors and materials. On October 17, 2011, Griffon acquired the pots and planters business which markets its products under the Southern Patio™ brand name. Southern Patio is a leading designer and marketer of decorative landscape products. Southern Patio™ and Dynamic Design® have been integrated to leverage Southern Patio’s capabilities, enhance ATT’s product offering in the pots and planters category and enable ATT to improve its innovation and speed to market in the category.
4

•	Striking Tools: Axes, picks, mattocks, mauls, wood splitters, sledgehammers and repair handles make up the striking tools product line. These products are marketed under the True Temper®, UnionTools®, Garant®, Jackson® Professional Tools, and Razor-Back® Professional Tools brand names.

•	Pruning: The pruning line is made up of pruners, loppers, shears and other tools sold primarily under the True Temper® brand name.

•	Garden Hose and Storage: ATT offers a wide range of both manufactured and sourced garden hoses and hose reels under the Ames®, NeverLeak® and Jackson® Professional Tools brand names.

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

Product Development

ATT product development efforts focus on both new products and product line extensions. Products are developed through in-house industrial design and engineering staffs to introduce new products timely and cost effectively.

Sales and Marketing

ATT’s sales organization is structured by distribution channel in the U.S. and by country internationally. In the U.S., a dedicated team of sales professionals is provided for each of the large retail customers. Offices are maintained adjacent to each of the three largest customers’ headquarters, as well as dedicated in-house sales analysts at the corporate office. In addition, sales professionals are assigned to domestic, wholesale and industrial distribution channels. Sales teams located in Canada, Australia, and Ireland handle sales in each of their respective locations.

Raw Materials and Suppliers

ATT’s primary raw material inputs include resin (primarily polypropylene and high density polyethylene), wood (mainly ash, hickory and poplar logs) and steel (hot rolled and cold rolled). In addition, some key materials and components are purchased, such as heavy forged components and wheelbarrow tires; most final assembly is completed internally in order to ensure consistent quality. All raw materials used by ATT are generally available from a number of sources.

Competition

The non-powered landscaping product industry is highly competitive and fragmented. Most competitors consist of small, privately-held companies focusing on a single product category. Some competitors, such as Fiskars Corporation and Truper Herramientas S.A. de C.U., compete in various tool categories. Suncast Corporation competes in the hose reel and accessory market, and Colorite Waterworks and Swan, both Techniplex companies, compete in the garden hose market. In addition, there is competition from imported or sourced products from China, India and other low-cost producing countries, particularly in long handled tools, wheelbarrows, planters, striking tools and pruning tools.

The principal factors by which ATT differentiates itself and provides the best value to customers are innovation, service, quality, and product performance. ATT’s size, depth and breadth of product offering, category knowledge, research and development (“R&D”) investment and service are competitive advantages. Offshore manufacturers lack sufficient product innovation, capacity, proximity to market and distribution capabilities to service large retailers to compete in highly seasonal, weather related product categories.

Manufacturing & Distribution

ATT has nine operational distribution centers. In the U.S., the largest of these are a 1.2 million square foot facility in Carlisle, Pennsylvania and a 400,000 square foot facility in Reno, Nevada. Finished goods from manufacturing sites are transported to these facilities by an internal fleet, over the road trucking and rail. Additionally, light assembly is performed at the Carlisle and Reno locations. Distribution centers are maintained in Canada and Ireland, and ATT utilizes a third party distribution center in Mexico City, Mexico. ATT has five distribution centers in Australia. ATT has a combination of internal and external, domestic and foreign manufacturing sources from which it produces products for sale in North American, Australian and European markets.

In January 2013, ATT announced its intention to close certain of its manufacturing facilities and consolidate affected operations primarily into its Camp Hill and Carlisle, PA locations. The intended actions, to be completed by the end of calendar 2014, will improve manufacturing and distribution efficiencies, allow for in-sourcing of certain production currently performed by third party suppliers, and improve material flow and absorption of fixed costs.

ATT anticipates incurring pre-tax restructuring and related exit costs approximating $8,000, comprised of cash charges of $4,000 and non-cash, asset-related charges of $4,000; the cash charges will include $3,000 for one-time termination benefits and other personnel-related costs and $1,000 for facility exit costs. ATT expects $20,000 in capital expenditures in connection with this initiative and, to date, has incurred $6,553 and $11,937 in restructuring costs and capital expenditures, respectively.

Clopay Building Products

CBP, in business since 1964, is the largest manufacturer and marketer of residential garage doors, and among the largest manufacturers of commercial sectional doors, in the United States, and manufactures a complete line of entry door systems uniquely designed to complement its popular residential garage door styles. The majority of CBP’s sales are for home remodeling and renovation, with the balance for the new residential housing and commercial building markets. Sales into the home remodeling market are being driven by the continued aging of the housing stock, existing home sales activity and the trend of improving home appearance, as well as improved energy efficiency. CBP employs approximately 1,300 employees.

According to the US census, calendar year 2013 new construction single-family homes starts will increase by 17%. The repair and remodel market was flat for the trailing twelve months ending June 2013, with modest growth expectations for the second half of the calendar year tempered by rising interest rates and falling consumer confidence. The commercial segment saw spending drop 3% for the year (according to estimates from McGraw Hill Construction Dodge). According to industry sources, the residential and commercial sectional garage door market for calendar year 2012 was estimated to be $1,650,000, which increased $50,000 over the prior year.

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

Manufacturing

CBP currently has manufacturing facilities, in Troy, Ohio and Russia, Ohio.

During the second quarter of 2013, CBP completed the closing of the Auburn, Washington facility and the consolidation of that facility into its Russia, Ohio facility.

In June 2009, CBP undertook to consolidate its manufacturing facilities. These actions were completed in 2011. CBP incurred total pre-tax exit and restructuring costs approximating $9,031, substantially all of which were cash charges and which included $1,160 for one-time termination benefits and other personnel costs, $210 for excess facilities and related costs, and $7,661 for other exit costs, primarily in connection with production realignment. Capital expenditures were $10,365.

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

Telephonics Corporation

Telephonics, founded in 1933, specializes in advanced electronic information and communication systems for defense, aerospace, civil, industrial, and commercial applications for the United States (“U.S.”) and international markets. Telephonics designs, develops, manufactures, sells, and provides logistical support for aircraft intercommunication systems, radar, air traffic management, identification friend or foe equipment (“IFF”), Integrated Homeland Security Systems and custom, mixed-signal, application-specific, integrated circuits. Telephonics is also a provider of advanced systems engineering services supporting air and missile defense programs, as well as other threat and situational analysis requirements. Telephonics is a leading supplier of airborne maritime surveillance radar and aircraft intercommunication management systems, the segment’s two largest product lines. In addition to its traditional defense products used predominantly by the U.S. Government and its agencies, Telephonics has adapted its core technologies to products used in international markets in an effort to further increase its presence in both non-defense government and commercial markets. In 2013, approximately 77% of the segment’s sales were to the U.S. Government and agencies thereof, as a prime or subcontractor, 17% to international customers and 6% to U.S. commercial customers. Telephonics employs approximately 1,200 people.

Griffon believes that Telephonics’ advanced systems and sub-systems are well-positioned to address the needs of an integrated battlefield with emphasis on providing situational awareness to the warfighters through the retrieval and dissemination of timely data for use by highly mobile ground, air and sea-going forces. Telephonics anticipates that the need for such systems will increase in connection with the increasingly active role that the military is playing in the war on terrorism, both at home and abroad. In recent years, Telephonics has increasingly focused its technologies and core competencies in the growing Homeland Security, Intelligence, Surveillance and Reconnaissance (“ISR”) and Unmanned Aerial Vehicle (“UAV”) markets.

On April 22, 2013, the Telephonics’ Joint Venture (“JV”) with Mahindra & Mahindra Ltd, was incorporated. The JV will provide the Indian Ministry of Defense and the Indian Civil sector with radar and surveillance systems, IFF devices and communication systems. In addition, the JV intends to provide systems for Air Traffic Management Services, Homeland Security and other emerging surveillance requirements.

Programs and Products

Based on long-established relationships supported by existing contractual arrangements, Telephonics is a first-tier supplier to prime contractors in the defense industry such as Lockheed Martin, Boeing, Northrop Grumman, General Dynamics, MacDonald Dettwiler, Eurocopter, Sierra Nevada Corporation and Sikorsky Aircraft, and is at times a prime contractor to the U.S. Department of Defense and the U.S. Department of Homeland Security (“Homeland Security”). The significance of each of these customers to Telephonics’ revenue fluctuates on an annual basis, based on the timing and funding of the Original Equipment Manufacturers (“OEM”) contract award, and the technological scope of the work required to be performed. The significant contraction and consolidation in the U.S. and international defense industry provides opportunities for established first-tier suppliers to capitalize on existing relationships with major prime contractors and play a larger role in defense systems development and procurement for the foreseeable future.

Telephonics continues to direct resources towards border surveillance and critical infrastructure security initiatives. These opportunities represent strategic advances for Telephonics by enabling it to expand its core technical expertise into the nascent and growing Homeland Security markets, both in the U.S. and abroad. As with many of these programs, the system specifications, and operational and test requirements are challenging, exacerbated by demanding delivery schedules. Telephonics believes that the technological capabilities that these systems encompass will also be able to serve and protect the most complex borders.

In its fiscal year 2013, Telephonics was awarded a contract by Northrop Grumman as the radar supplier for the U.S. Navy’s Firescout MQ-8B program, which is a vertical take-off and landing UAV platform. This positions Telephonics, with both its radar and communications products, as a strong competitor in this growing UAV / ISR market segment.

As a result of its performance on a prior manufacturing contract with Syracuse Research Corporation, Telephonics received a subcontract award from Sierra Nevada Corporation for both production and support of counter-IED devices, which resulted in $33,000, $24,000 and $44,000 in 2013, 2012 and 2011, respectively.

Backlog

The funded backlog for Telephonics approximated $444,000 at September 30, 2013, compared to $451,000 at September 30, 2012. The decrease in backlog is primarily attributable to the timing of work performed on various domestic and international radar contracts awarded in the previous year. Additionally, the backlog was adversely impacted by the de-obligation of funds associated with the Mobile Surveillance Capability contract with U.S. Customs and Border Patrol, as this contract was unexpectedly terminated. This decrease was partially offset by stronger demand and awards for IFF products. Approximately 72% of the current backlog is expected to be filled during 2014.

Customers

The U.S. Government, through its prime contractors like Lockheed Martin Corporation and the Boeing Company, is a significant customer of Telephonics. The loss of the U.S. government or any one of its prime contractors would have a material adverse effect on Telephonics’ business. Notwithstanding the significance of Lockheed Martin Corporation, Sikorsky, Northrop Grumman and the Boeing Company, Telephonics sells to a diverse group of other domestic and international defense industry contractors, as well as others who use Telephonics products for commercial use.

Telephonics participates in a range of long-term defense and non-military government programs, both in the U.S. and internationally. Telephonics has developed a base of installed products that generate significant recurring revenue from product enhancements and retrofits, as well as providing spare parts and customer support. Due to the inherent complexity of these electronic systems, Telephonics believes that its incumbent status on major platforms provides a competitive advantage in the selection process for platform upgrades and enhancements. Furthermore, Telephonics believes that its ability to leverage and apply its advanced technology to new platforms provides a competitive advantage when bidding for new business.

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

Products

Plastics’ specialty plastic film is a thin-gauge film engineered to provide certain performance characteristics and manufactured from polymer resins. A laminate is the combination of a plastic film and a woven or non-woven fabric. These products are produced using both cast and blown extrusion and various laminating processes. High speed, multi-color custom printing of films, customized embossing patterns, and proprietary perforation technology further differentiate the products. Specialty plastic film products typically provide a unique combination of performance characteristics, such as breathability, barrier properties, fluid flow management, elastic properties, processability and aesthetic appeal that meet specific, proprietary customer needs.

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

Sales and Marketing

Plastics sells its products primarily in North America, Europe, and South and Central America with additional sales in Asia Pacific and Africa. Plastics primarily utilizes an internal direct sales force, with senior management actively participating in developing and maintaining close contacts with customers.

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

Plastics has two manufacturing facilities in Germany from which it sells plastic films throughout Europe, the Middle East and Africa. Plastics also has operations in Brazil, China and Turkey, which manufacture plastic hygienic and specialty films. Plastics’ international operations provide a platform to broaden participation in Europe, the Middle East, South America and Asia and strengthen Plastics’ position as a global supplier.

Griffon Corporation

Employees

Griffon and its subsidiaries employ approximately 5,400 people located primarily throughout the U.S., Canada, Europe, Brazil, Australia, China and Mexico. Approximately 200 of these employees are covered by collective bargaining agreements in the U.S., primarily with an affiliate of the American Federation of Labor and Congress of Industrial Organizations, United Brotherhood of Carpenters and Joiners of America, International Brotherhood of Teamsters and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy Allied Industrial and Service Workers International Union. Additionally, approximately 200 employees in Canada are represented by the Trade Union Advisory Committee. Griffon believes its relationships with its employees are satisfactory.

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

Customers

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. In 2013:

a.	The U.S. Government and its agencies, through prime and subcontractor relationships, represented 19% of Griffon’s consolidated revenue and 77% of Telephonics revenue.
b.	P&G represented 14% of Griffon’s consolidated revenue and 47% of Plastics revenue.
c.	The Home Depot represented 11% of Griffon’s consolidated revenue and 25% of HBP revenue.

No other customer exceeded 9% of consolidated revenue. Future operating results will continue to substantially depend on the success of Griffon’s largest customers and our relationships with them. Orders from these customers are subject to change and may fluctuate materially. The loss of all or a portion of volume from any one of these customers could have a material adverse impact on Griffon’s liquidity and operations.

Seasonality

Generally, Griffon’s revenue and income are lowest in our first and fourth quarters ending December 31 and September 30, respectively, and highest in our second and third quarters ending March 31 and June 30, respectively, primarily due to the seasonality of ATT’s business. ATT’s lawn and garden products are used primarily in the spring and summer; in 2013, 63% of ATT’s sales occurred during the second and third quarters. CBP’s business is driven by residential renovation and construction during warm weather, which is generally at reduced levels during the winter months.

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

For geographic financial information, see the Reportable Segment footnote in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.

Griffon’s non-U.S. businesses are primarily in Germany, Canada, Brazil, Australia, Turkey, China, Sweden, United Kingdom and Mexico.

Research and Development

Griffon’s companies are encouraged to improve existing products as well as develop new products to satisfy customer needs; expand revenue opportunities; maintain or extend competitive advantages; increase market share and reduce production costs. R&D costs, not recoverable under contractual arrangements, are charged to expense as incurred. R&D costs for Griffon were $22,400 in 2013, $23,600 in 2012 and $23,900 in 2011.

Intellectual Property

Griffon follows a practice of actively protecting and enforcing its proprietary rights in the U.S. and throughout the world where Griffon’s products are sold.

Trademarks are of significant importance to Griffon’s HBP business. Principal global and regional trademarks include Clopay®, Ideal Door®, Holmes®, Ames®, True Temper®, Ames True Temper®, Garant®, Hound Dog®, Westmix and Dynamic Design™, UnionTools®, Razor-Back® Professional Tools and Jackson® Professional Tools. Plastics uses the Clopay® trademark in addition to its 6 other trademarks. The HBP business has 524 trademarks and approximately 25 pending trademark applications. Griffon’s rights in these trademarks endure for as long as they are used and registered.

Patents are significant to Plastics. Technology evolves rapidly in the plastics business, and Plastics’ customers are constantly striving to offer products with innovative features at a competitive price to the end consumer. As a result, Plastics is constantly seeking to offer new and innovative products to its customers. Plastics has 27 patents in the U.S., and 154 corresponding foreign patents, primarily covering breathable and elastic polymer films and laminates and various methods and machinery for producing these materials. Patents are also important to our HBP segment. ATT protects its designs and product innovation through the use of patents, and currently has 223 issued patents and 27 pending patent applications in the United States, as well as 154 and 28 corresponding foreign patents and patent applications, respectively. CBP has 25 patents in the United States, and 16 corresponding foreign patents, primarily related to garage door system components. Design patents are generally valid for fourteen years, and utility patents are generally valid for twenty years. Our various patents are in different stages of their useful life.

In the government and defense business, formal intellectual property rights are of limited value. Therefore, our Telephonics business tends to hold most of its important intellectual property as trade secrets, which it protects through the use of contract terms and carefully restricting access to its technology.

Executive Officers of the Registrant

The following is a current list of Griffon’s executive officers:

Name	Age	Positions Held and Prior Business Experience
Ronald J. Kramer	55	Chief Executive Officer since April 2008, Director since 1993, Vice Chairman of the Board since November 2003, and President from February 2009 to December 2012. From 2002 through March 2008, President and a Director of Wynn Resorts, Ltd., a developer, owner and operator of destination casino resorts. From 1999 to 2001, Managing Director at Dresdner Kleinwort Wasserstein, an investment banking firm, and its predecessor Wasserstein Perella & Co. Member of the Board of Directors of Leap Wireless International, Inc. (NASDAQ: LEAP), a wireless communications company. Formerly on the boards of directors of Monster Worldwide, Inc. (NYSE: MWW) and Sapphire Industrials Corporation (AMEX: FYR). Mr. Kramer is the son-in-law of Harvey R. Blau, Griffon’s Chairman of the Board.

Robert F. Mehmel	51

President and Chief Operating Officer since December, 2012. From August 2008 to October 2012, President and Chief Operating Officer of DRS Technologies (“DRS”), a supplier of integrated products, services and support to military forces, intelligence agencies and prime contractors worldwide. From May 2006 to August 2008, Executive Vice President and Chief Operating Officer of DRS and from January 2001 to May 2006, Executive Vice President, Business Operations and Strategy, of DRS.

Douglas J. Wetmore	56	Executive Vice President and Chief Financial Officer since September 2009. From April 1998 to July 2008, Senior Vice President and Chief Financial Officer of International Flavors & Fragrances Inc. (“IFF”), a creator of flavors and fragrances used in a variety of consumer products (NYSE: IFF). From October 2007 to July 2008, Treasurer of IFF. From 1991 to 1998, Corporate Controller of IFF. Prior to IFF, Price Waterhouse for 12 years.

Seth L. Kaplan	44	Senior Vice President, General Counsel and Secretary since May 2010. From July 2008 to May 2010, Assistant General Counsel and Assistant Secretary at Hexcel Corporation, a manufacturer of advanced composite materials for space and defense, commercial aerospace and wind energy applications. From 2000 to July 2008, Senior Corporate Counsel and Assistant Secretary at Hexcel. From 1994 to 2000, associate at the law firm Winthrop, Stimson, Putnam & Roberts (now Pillsbury Winthrop Shaw Pittman LLP).
16

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

The current worldwide economic uncertainty, market volatility will continue to have an adverse effect on Griffon during 2014, particularly in HBP, which is substantially linked to the U.S. housing market and the U.S. economy, in general. Also, purchases of ATT products are discretionary for consumers and consumers are generally more willing to purchase products during periods in which favorable macroeconomic conditions prevail. Additionally, the current condition of the credit markets could impact Griffon’s ability to refinance expiring debt, obtain additional credit for investments in current businesses or for acquisitions, with favorable terms, or there may be no financing available. Griffon is also exposed to basic economic risks including a decrease in the demand for the products and services offered or a higher risk of default on its receivables.

Adverse trends in the housing sector and in general economic conditions will directly impact Griffon’s business.

HBP’s business is influenced by market conditions for new home construction and renovation of existing homes. For the year ended September 30, 2013, approximately 46% of Griffon’s consolidated revenue was derived from the HBP segment, which is heavily dependent on new home construction and renovation of existing homes. The strength of the U.S. economy, the age of existing home stock, job growth, interest rates, consumer confidence and the availability of consumer credit, as well as demographic factors such as the migration into the United States and migration of the population within the United States also have an effect on HBP. In that respect, the significant downturn in the housing market has had an adverse effect on the operating results of HBP and this effect is likely to continue in 2014, particularly to its CBP business.

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

A small number of customers account for, and are expected to continue to account for, a substantial portion of consolidated revenue. Approximately 14% of consolidated revenue and 47% of the Plastics segment revenue for the year ended September 30, 2013 was generated from P&G, the largest customer in the Plastics segment. Home Depot, Lowe’s and Menards are significant customers of HBP with Home Depot accounting for approximately 11% of consolidated revenue and 25% of the HBP segment revenue for the year ended September 30, 2013. The U.S. Government and its agencies, Lockheed Martin Corporation and the Boeing Company, are significant customers of Telephonics. Future operating results will continue to substantially depend on the success of Griffon’s largest customers, as well as Griffon’s relationship with them. Orders from these customers are subject to fluctuation and may be reduced materially due to changes in these customers’ needs. Any reduction or delay in sales of products to one or more of these customers could significantly reduce Griffon’s revenue. Griffon’s operating results will also depend on successfully developing relationships with additional key customers. Griffon cannot assure that Griffon’s largest customers will be retained or that additional key customers will be recruited. Also, HBP and Plastics extends credit to their customers, which exposes them to credit risk. HBP’s largest customer accounted for approximately 24% and 10% of HBP’s and Griffon’s net accounts receivable as of September 30, 2013, respectively. Plastics’ largest customer accounted for approximately 35% and 12% of Plastic’s and Griffon’s net accounts receivable as of September 30, 2013, respectively. If either of these customers were to become insolvent or otherwise unable to pay its debts, the financial condition, results of operations and cash flows of the respective segments and Griffon could be adversely affected.

Reliance on third party suppliers and manufacturers may impair ability to meet ATT’s customer demands.

ATT relies on a limited number of domestic and foreign companies to supply components and manufacture certain of its products. The percentage of ATT’s products sourced, based on revenue, approximated 35% in 2013. Reliance on third party suppliers and manufacturers may reduce control over the timing of deliveries and quality of ATT’s products. Reduced product quality or failure to deliver products quickly may jeopardize relationships with certain of ATT’s key customers. In addition, reliance on third party suppliers or manufacturers may result in failure to meet ATT’s customer demands. Continued turbulence in the worldwide economy may affect the liquidity and financial condition of ATT’s suppliers. Should any of these parties fail to manufacture sufficient supply, go out of business or discontinue a particular component, alternative suppliers may not be found in a timely manner, if at all. Such events could impact ATT’s ability to fill orders, which could have a material adverse effect on customer relationships.

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

Generally, Griffon’s revenue and income are lowest in our first and fourth quarters ending December 31 and September 30, respectively, and highest in our second and third quarters ending March 31 and June 30, respectively, primarily due to the seasonality of ATT’s business. ATT’s lawn and garden products are used primarily in the spring and summer; in 2013 63% of ATT’s sales occurred during the second and third quarters. CBP’s business is driven by residential renovation and construction during warm weather, which is generally at reduced levels during the winter months.

Demand for lawn and garden products is influenced by weather, particularly weekend weather during the peak gardening season. ATT’s sales volumes could be adversely affected by certain weather patterns such as unseasonably cool or warm temperatures, hurricanes, water shortages or floods. In addition, lack of snow or lower than average snowfall during the winter season may result in reduced sales of certain ATT products, such as snow shovels and other snow tools. As a result, ATT’s results of operations, financial results and cash flows could be adversely impacted.

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

Telephonics sells products to the U.S. government and its agencies both directly and indirectly as a first-tier supplier to prime contractors in the defense industry such as Boeing, Lockheed Martin, Sikorsky and Northrop Grumman. In the year ended September 30, 2013, U.S. government contracts and subcontracts accounted for approximately 19% of Griffon’s consolidated revenue. Contracts involving the U.S. government may include various risks, including:

•	Termination for default or for convenience by the government;
•	Reduction or modification in the event of changes in the government’s requirements or budgetary constraints;
•	Increased or unexpected costs, causing losses or reduced profits under contracts where Telephonics’ prices are fixed, or determinations that certain costs are not allowable under particular government contracts;
•	The failure or inability of the prime contractor to perform its contract in circumstances where Telephonics is a subcontractor;
•	Failure to observe and comply with government business practice and procurement regulations such that Telephonics could be suspended or barred from bidding on or receiving awards of new government contracts;
•	The failure of the government to exercise options for additional work provided for in contracts; and
•	The government’s right, in certain circumstances, to freely use technology developed under these contracts.

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

The programs in which Telephonics participates may extend for several years, but are normally funded on an incremental basis. Decreases in the U.S. defense budget, in particular with respect to programs, to which Telephonics supplies materials, could have a material adverse impact on Telephonics financial conditions, results of operations and cash flows. The U.S. government may not continue to fund programs to which Telephonics’ development projects apply. Even if funding is continued, Telephonics may fail to compete successfully to obtain funding pursuant to such programs. Reductions to funding on existing programs or delays in the funding of new opportunities could affect the timing of revenue recognition, and impact the results of operation.

In 2013, the Budget Control Act called for additional substantial, mandatory defense spending reductions, known as “sequestration.” There continues to be much uncertainty regarding how sequestration will be implemented. There are many variables in how the law could be applied that make it difficult to determine the specific impacts; however, we expect that sequestration will result in lower revenues, profits and cash flows for Telephonics.

Ability of government to fund and conduct its operations

The impact of a government shutdown for any duration could have a material adverse effect on Telephonics’ revenues, profits and cash flows. Telephonics relies on government personnel to conduct routine business processes related to the inspection and delivery of products for various programs, to approve and pay certain billings and invoices, and for other administrative services that, if disrupted, could have an immediate impact on Telephonics’ business related to government programs.

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

Telephonics designs, develops and manufactures advanced and innovative surveillance and communication products for a broad range of applications for use in varying environments. As with many of our programs, system specifications, operational requirements and test requirements are challenging, exacerbated by the need for quick delivery schedules. Technical problems encountered and delays in the development or delivery of such products, as well as the inherent discretion involved in government approval related to compliance of products supplied under government contracts, could prevent us from meeting contractual obligations, which could subject us to termination for default. Under a termination for default, the company is entitled to negotiate payment for undelivered work if the Government requests the transfer of title and delivery of partially completed supplies and materials. Conversely, if the Government does not make this request, there is no obligation to reimburse the company for its costs incurred. We may also be subject to the repayment of advance and progress payments, if any. Additionally, the company may be liable to the Government for any of its excess costs incurred in acquiring supplies and services similar to those terminated for default, and for other damages. Should any of the foregoing events occur, it could result in a material adverse effect on our financial position.

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

Making strategic acquisitions is a significant part of Griffon’s growth plans. The ability to successfully complete acquisitions depends on identifying and acquiring, on acceptable terms, companies that either complement or enhance currently held businesses or expand Griffon into new profitable businesses, and, for certain acquisitions, obtaining financing on acceptable terms. Additionally, Griffon must properly integrate acquired businesses in order to maximize profitability. The competition for acquisition candidates is intense and Griffon cannot assure that it will successfully identify acquisition candidates and complete acquisitions at reasonable purchase prices, in a timely manner, or at all. Further, there is a risk that acquisitions will not be properly integrated into Griffon’s existing structure. In implementing an acquisition growth strategy, the following may be encountered:

•	Costs associated with incomplete or poorly implemented acquisitions;
•	Expenses, delays and difficulties of integrating acquired companies into Griffon’s existing organization;
•	Dilution of the interest of existing stockholders;
•	Diversion of management’s attention; or
•	Difficulty in obtaining financing on acceptable terms, or at all.

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

Griffon and its companies own properties and conduct operations in Germany, Canada, Brazil, Australia, Turkey, China, Sweden, United Kingdom and Mexico, and sell its products in many countries around the world. Sales of products through non-U.S. subsidiaries accounted for approximately 23% of consolidated revenue for the year ended September 30, 2013. These sales could be adversely affected by changes in political and economic conditions, trade protection measures, the ability of the Company to enter into industrial cooperation agreements (off-set agreements), differing intellectual property rights laws and changes in regulatory requirements that restrict the sales of products or increase costs. Enforcement of existing laws in foreign jurisdictions can be uncertain, and the lack of a sophisticated body of laws can create various uncertainties, including with respect to customer and supplier contracts. Currency fluctuations between the U.S. dollar and the currencies in the non-U.S. regions in which Griffon does business may also have an impact on future reported financial results.

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

Griffon is exposed to product liability and warranty claims.

Griffon is subject to product liability and warranty claims in the ordinary course of business, including with respect to former businesses now included within discontinued operations. These claims relate to the conformity of its products with required specifications, and to alleged or actual defects in Griffon’s products (or in end-products in which Griffon’s products were a component part) that cause damage to property or persons. There can be no assurance that future product liability claims will not be brought against Griffon, either by an injured customer of an end product manufacturer who used one of the products as a component or by a direct purchaser. There is also no assurance that the number and value of warranty claims will not increase as compared to historical claim rates, or that our warranty reserve at any particular time is sufficient. No assurance can be given that indemnification from customers or coverage under insurance policies will be adequate to cover future product liability claims against Griffon; for example, product liability insurance typically does not cover claims for punitive damages. Warranty claims are typically not covered by insurance at all. Product liability insurance can be expensive, difficult to maintain and may be unobtainable in the future on acceptable terms. The amount and scope of any insurance coverage may be inadequate if a product liability claim is successfully asserted. Furthermore, if any significant claims are made, the business and the related financial condition of Griffon may be adversely affected by negative publicity.

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

The senior secured credit agreement entered into by, and the terms of the senior notes issued by, Griffon each contain covenants that restrict the ability of Griffon and its subsidiaries to, among other things, incur additional debt, pay dividends, incur liens and make investments, acquisitions, dispositions, restricted payments and capital expenditures. Under the credit agreement, Griffon is also required to comply with specific financial ratios and tests. Griffon may not be able to comply in the future with these covenants or restrictions as a result of events beyond its control, such as prevailing economic, financial and industry conditions or a change in control of Griffon. If Griffon defaults in maintaining compliance with the covenants and restrictions in its credit agreement or the senior notes, its lenders could declare all of the principal and interest amounts outstanding due and payable and, in the case of the credit agreement, terminate their commitments to extend credit to Griffon in the future. If Griffon or its subsidiaries are unable to secure credit in the future, its business could be harmed.

Reported earnings per share may be more volatile because of the conversion contingency provision of the notes.

The outstanding convertible notes are convertible when a “market price” condition is satisfied and also upon the occurrence of other circumstances as more fully described in the Notes Payable, Capitalized Leases and Long-Term Debt footnote in the Notes to Consolidated Financial Statements. Upon conversion, at Griffon’s discretion, note holders will receive $1,000 in cash for each $1,000 principal amount of notes presented for conversion or an equivalent value in Griffon’s common stock, and Griffon common stock for the value above the principal amount of the notes. The potential shares of Griffon common stock issuable for value above the principal value of the notes are considered in the calculation of diluted earnings per share and volatility in Griffon’s stock price could cause these notes to be dilutive in one quarter and not in a subsequent quarter, increasing the volatility of fully diluted earnings per share.

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

The issuance of additional equity securities or securities convertible into equity securities would result in dilution to existing stockholders’ equity interests. Griffon is authorized to issue, without stockholder vote or approval, 3,000,000 shares of preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of Griffon’s common stock. There is no present intention of issuing any such preferred stock, but Griffon reserves the right to do so in the future. In addition, Griffon is authorized to issue, without stockholder approval, up to 85,000,000 shares of common stock, of which 59,089,335 shares, net of treasury shares, were outstanding as of September 30, 2013. Additionally, Griffon is authorized to issue, without stockholder approval, securities convertible into either shares of common stock or preferred stock.

Item 1B. Unresolved Staff Comments

None.

Item 2.	Properties

Griffon occupies approximately 7,600,000 square feet of general office, factory and warehouse space throughout the U.S., Germany, Canada, Brazil, Australia, Turkey, China, Sweden and the United Kingdom. For a description of the encumbrances on certain of these properties, see the Notes Payable, Capitalized Leases and Long-Term Debt footnote in the Notes to Consolidated Financial Statements. The following table sets forth certain information related to Griffon’s major facilities:

Location	Business Segment	Primary Use	Approx. Square Footage	Owned/ Leased	Lease End Year

New York, NY	Corporate	Headquarters	10,000	Leased	2016
Jericho, NY	Corporate	Office	6,900	Leased	2015
Farmingdale, NY	Telephonics	Manufacturing/R&D	180,000	Owned
Huntington, NY	Telephonics	Manufacturing	90,000	Owned
Huntington, NY	Telephonics	Manufacturing	100,000	Leased	2016
Columbia, MD	Telephonics	Manufacturing/Engineering	25,000	Leased	2015
Stockholm, Sweden	Telephonics	Manufacturing/Engineering	22,000	Leased	2015
Elizabeth City, NC	Telephonics	Repair and Service	22,000	Leased	2039
Mason, OH	Home & Building Products/ Clopay Plastic Products	Office/R&D	131,000	Owned
Aschersleben, Germany	Clopay Plastic Products	Manufacturing	289,000	Owned
Dombuhl, Germany	Clopay Plastic Products	Manufacturing	124,000	Owned
Augusta, KY	Clopay Plastic Products	Manufacturing	354,000	Owned
Nashville, TN	Clopay Plastic Products	Manufacturing	210,000	Owned
Nashville, TN	Clopay Plastic Products	Manufacturing	190,000	Leased	2014
Jundiai, Brazil	Clopay Plastic Products	Manufacturing	88,000	Owned
Hangzhou, China	Clopay Plastic Products	Manufacturing	44,000	Leased	2016
Istanbul, Turkey	Clopay Plastic Products	Manufacturing	30,000	Leased	2014
Troy, OH	Home & Building Products	Manufacturing	867,000	Leased	2021
Russia, OH	Home & Building Products	Manufacturing	339,000	Owned
Carlisle, PA	Home & Building Products	Manufacturing, Distribution	1,227,000	Leased	2015
Reno, NV	Home & Building Products	Manufacturing, Distribution	400,000	Leased	2017
Camp Hill, PA	Home & Building Products	Office, Manufacturing	380,000	Leased	2020
Harrisburg, PA	Home & Building Products	Manufacturing	264,000	Owned
St. Francois, Quebec	Home & Building Products	Manufacturing, Distribution	353,000	Owned
Lewistown, PA	Home & Building Products	Manufacturing	124,000	Leased	2015
Cork, Ireland	Home & Building Products	Manufacturing, Distribution	74,000	Owned
Victoria, Australia	Home & Building Products	Manufacturing, Distribution	32,000	Leased	2016
New South Wales, Australia	Home & Building Products	Distribution	24,000	Leased	2014
Queensland, Australia	Home & Building Products	Distribution	17,000	Leased	2014
Western, Australia	Home & Building Products	Distribution	22,000	Leased	2015

Griffon also leases approximately 1,030,000 square feet of space for the CBP distribution centers in numerous facilities throughout the U.S. and in Canada. In addition, Griffon owns approximately 200,000 square feet of space for the ATT wood mills in the U.S.

All facilities are generally well maintained and suitable for the operations conducted.

Item 3.	Legal Proceedings

Griffon is involved in litigation, investigations and claims arising out of the normal conduct of business, including those relating to commercial transactions, product liability and warranty claims, environmental, employment, and health and safety matters.  Griffon estimates and accrues liabilities resulting from such matters based on a variety of factors, including the stage of the proceeding; potential settlement value; assessments by internal and external counsel; and assessments by environmental engineers and consultants of potential environmental liabilities and remediation costs.  Such estimates are not discounted to reflect the time value of money due to the uncertainty in estimating the timing of the expenditures, which may extend over several years.

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

Griffon’s Common Stock is listed for trading on the New York Stock Exchange under the symbol “GFF”. The following table shows for the periods indicated the quarterly range in the high and low sales prices for Griffon’s Common Stock and the amount of dividends paid during the last two years:

	Fiscal 2013			Fiscal 2012
	Market Prices		Dividends	Market Prices		Dividends
	High	Low	Per Share	High	Low	Per Share
Quarter ended December 31,	$11.50	$8.03	$0.025	$10.55	$7.34	$0.02
Quarter ended March 31,	12.24	10.85	0.025	11.40	9.08	0.02
Quarter ended June 30,	12.08	9.73	0.025	10.75	7.54	0.02
Quarter ended September 30,	12.68	10.85	0.025	11.08	8.29	0.02
			$0.100			$0.08

Dividends

On November 17, 2011, the Company began declaring quarterly cash dividends. During 2012, the Company declared and paid quarterly dividends of $0.02 per share, totaling $0.08 per share for the year. During 2013, the Company declared and paid quarterly dividends of $0.025 per share, totaling $0.10 per share for the year. No cash dividends on Common Stock were declared or paid during the three years ended September 30, 2011. The Company currently intends to pay dividends each quarter; however, the payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to future dividends.

On November 13, 2013, the Company declared a $0.03 per share dividend payable on December 24, 2013 to shareholders of record as of December 5, 2013.

Holders

As of October 31, 2013, there were approximately 12,000 record holders of Griffon’s Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under Griffon’s equity compensation plans is contained in Part III, Item 12 of this Form 10-K.

Issuer Purchase of Equity Securities

The table below presents shares of Griffon Stock which were acquired by Griffon during the fourth quarter of 2013:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2013	13,020		$11.02	13,020
August 1 - 31, 2013	134,353	(2)	11.70	120,900
September 1 - 30, 2013	448,154	(3)	11.42	357,540

Total	595,527		$11.47	491,460	$12,027	(4)

1.	Shares were purchased by the Company in open market purchases pursuant to share repurchase plans authorized by the Company’s Board of Directors.
2.	Includes (a) 120,900 shares purchased by the Company in open market purchases pursuant to a stock buyback plan authorized by the Company’s Board of Directors and (b) 13,453 shares acquired by the Company from holders of restricted stock upon vesting of the restricted stock to satisfy tax withholding obligations of the holders.
3.	Includes (a) 357,540 shares purchased by the Company in open market purchases pursuant to a stock buyback plan authorized by the Company’s Board of Directors and (b) 90,614 shares acquired by the Company from a holder of restricted stock upon vesting of the restricted stock to satisfy tax withholding obligations of the holders.
4.	On August 2, 2011, the Company’s Board of Directors authorized the repurchase of up to $50,000 of Griffon common stock; as of September 30, 2013, $12,027 remained available for the purchase of Griffon common stock under this program.

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

The following graph sets forth the cumulative total return to Griffon’s stockholders during the five years ended September 30, 2013, as well as an overall stock market (S&P Small Cap 600 Index) and Griffon’s peer group index (Dow Jones U.S. Diversified Industrials Index). Assumes $100 was invested on September 30, 2007, including the reinvestment of dividends, in each category.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Griffon Corporation, the S&P Smallcap 600 Index

and the Dow Jones US Diversified Industrials Index

*$100 invested on 9/30/08 in stock or index, including reinvestment of dividends.

Item 6.	Selected Financial Data

	For the Years Ended September 30,
(in thousands, except per share amounts)	2013	2012	2011	2010	2009
Revenue	$1,871,327	$1,861,145	$1,830,802	$1,293,996	$1,194,050

Income (loss) before taxes and discontinued operations	14,333	21,941	(14,349)	13,812	19,605
Provision (benefit) for income taxes	7,543	4,930	(6,918)	4,308	1,687
Income (loss) from continuing operations	6,790	17,011	(7,431)	9,504	17,918
Income (loss) from discontinued operations	(3,023)	—	—	88	790
Net Income (loss)	$3,767	$17,011	$(7,431)	$9,592	$18,708

Basic earnings (loss) per share:
Continuing operations	$0.12	$0.30	$(0.13)	$0.16	$0.31
Discontinued operations	(0.06)	—	—	0.00	0.01
Net income (loss)	0.07	0.30	(0.13)	0.16	0.32

Weighted average shares outstanding	54,428	55,914	58,919	58,974	58,699

Diluted earnings (loss) per share:
Continuing operations	$0.12	$0.30	$(0.13)	$0.16	$0.30
Discontinued operations	(0.05)	—	—	0.00	0.01
Net income (loss)	0.07	0.30	(0.13)	0.16	0.32

Weighted average shares outstanding	56,563	57,329	58,919	59,993	59,002

Capital expenditures	$64,441	$68,851	$87,617	$40,477	$32,697
Depreciation and amortization	70,748	66,264	60,712	40,442	42,346
Total assets	1,788,779	1,806,192	1,865,254	1,753,701	1,143,891

Current portion of debt, net of debt discount	10,768	17,703	25,164	20,901	78,590
Long term portion of debt, net of debt discount	678,487	681,907	688,247	503,935	98,394
Total debt, net of debt discount	689,255	699,610	713,411	524,836	176,984

Notes:	Due to the acquisition of ATT occurring on September 30, 2010, none of ATT’s 2010 and prior results of operations were included in Griffon’s results. The Griffon consolidated balance sheets from September 30, 2010 forward, and related notes thereto, include ATT’s balances.

2013 includes $13,262 of restructuring charges ($8,266, net of tax, or $0.15 per share) and a loss on pension settlement of $2,142 ($1,392, net of tax, or $0.02 per share).

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

Due to rounding, the sum of earnings per share of Continuing operations and Discontinued operations may not equal earnings per share or Net income.

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

Griffon currently conducts its operations through three reportable segments: Telephonics Corporation (“Telephonics”), Home & Building Products (“HBP”) and Clopay Plastic Products Company (“Plastics”).

•	HBP consists of two companies, Ames True Temper, Inc (“ATT”) and Clopay Building Products (“CBP”). HBP accounted for 46% of Griffon’s consolidated revenue in 2013, 2012 and 2011:

-	ATT, acquired on September 30, 2010, is a global provider of non-powered landscaping products that make work easier for homeowners and professionals. ATT’s revenue was 23% of Griffon’s consolidated revenue in both 2013 and 2012, and 24% in 2011.

-	CBP is a leading manufacturer and marketer of residential, commercial and industrial garage doors to professional installing dealers and major home center retail chains. CBP’s revenue was 23% of Griffon’s consolidated revenue in 2013 and 2012, and 22% in 2011.

•	Telephonics designs, develops and manufactures high-technology integrated information, communication and sensor system solutions for military and commercial markets worldwide. Telephonics’ revenue was 24% of Griffon’s consolidated revenue in both 2013 and 2012, and 25% in 2011.

•	Plastics is an international leader in the development and production of embossed, laminated and printed specialty plastic films used in a variety of hygienic, health-care and industrial applications. Plastics’ revenue was 30% of Griffon’s consolidated revenue in both 2013 and 2012, and 29% in 2011.

CONSOLIDATED RESULTS OF OPERATIONS

2013 Compared to 2012

Revenue for the year ended September 30, 2013 was $1,871,327, compared to $1,861,145 in the prior year, with the increase driven by Telephonics. Gross profit for 2013 was $417,585 compared to $418,805 in 2012, with gross margin as a percent of sales (“gross margin”) of 22.3% and 22.5%, respectively.

Selling, general and administrative (“SG&A”) expenses decreased $1,227 to $340,469 in 2013 from $341,696 in 2012. SG&A expenses as a percent of revenue for 2013 decreased to 18.2% from 18.4% in 2012. In 2013, SG&A included a $2,142, non-cash, pension settlement loss resulting from the lump-sum buyout of certain participant’s balances in the Company’s defined benefit plan. The buyouts, funded by the pension plan, reduced the Company’s net pension liability by $3,472.

Interest expense in 2013 totaled $52,520 and was in-line with the prior year of $52,007.

Other income of $2,646 in 2013 and $1,236 in 2012 consists primarily of currency exchange transaction gains and losses from receivables and payables held in non functional currencies, and net gains on investments.

Griffon’s effective tax rate for continuing operations for 2013 was 52.6% compared to 22.5% in 2012.  The 2013 rate reflected net discrete benefits of $325 primarily resulting from release of previously established reserves for uncertain tax positions on conclusion of tax audits, benefits from various tax planning initiatives in the prior year and benefits/provisions arising on the filing of tax returns in various jurisdictions. The 2012 rate reflected net discrete benefits of $5,110 primarily from the release of previously established reserves for uncertain tax positions on conclusion of various tax audits, and benefits related to various tax planning initiatives.  Excluding discrete tax items, the 2013 rate would have been 54.9%, and the 2012 rate would have been 45.8%. In both years, the effective rates reflect the impact of permanent differences not deductible in determining taxable income, mainly limited deductibility of restricted stock, tax reserves and of changes in earnings mix between domestic and non-domestic operations, all of which are material relative to the level of pretax result.

Net income from continuing operations was $6,790, or $0.12 per share, for 2013 compared to $17,011, or $0.30 cents per share in the prior year. The current year results included:

-	Restructuring charges of $13,262 ($8,266, net of tax, or $0.15 per share);
-	Loss on pension settlement of $2,142 ($1,392, net of tax or $0.02 per share); and
-	Discrete tax benefits, net, of $325 or $0.01 per share.

The prior year results included:

-	Restructuring charges of $4,689 ($3,048, net of tax, or $0.05 per share);
-	Acquisition and integration costs of $477 ($310, net of tax, or $0.01 per share); and
-	Discrete tax benefits, net, of $5,110, or $0.09 per share.

Excluding these items from both reporting periods, 2013 Net income from continuing operations would have been $16,123, or $0.29 per share compared to $15,259, or $0.27 per share, in 2012.

2012 Compared to 2011

Revenue for the year ended September 30, 2012 was $1,861,145, compared to $1,830,802 in the prior year, with the increase driven by HBP and Plastics. Gross profit for 2012 was $418,805 compared to $393,461 in 2011, with gross margin as a percent of sales of 22.5% and 21.5%, respectively. Gross profit for 2011 reflected $15,152 of costs of goods related to the sale of inventory recorded at fair value in connection with the ATT acquisition accounting; excluding this amount, 2011 gross profit was $408,613 with a gross margin of 22.3%.

SG&A expenses increased $11,327 to $341,696 in 2012 from $330,369 in 2011 in support of the increased level of sales and due to the inclusion of Southern Patio’s expenses; Southern Patio was acquired in October 2011. SG&A expenses as a percent of revenue for 2012 increased to 18.4% from 18.0% in 2011.

Interest expense in 2012 totaled $52,007, an increase of $4,161 compared to the prior year, primarily as a result of the increased debt resulting from the 2011 refinancing of domestic subsidiary debt incurred in connection with the ATT acquisition.

During 2011, in connection with the termination of a previously existing term loan, asset-backed credit facility and cash flow credit facility, Griffon recorded a $26,164 loss on extinguishment of debt consisting of $21,617 of deferred financing charges and original issuer discounts, a call premium of $3,703 on the previous term loan, and $844 of swap and other breakage costs.

Other income of $1,236 in 2012 and $3,714 in 2011 consists primarily of currency exchange transaction gains and losses from receivables and payables held in non functional currencies, and net gains on investments.

Griffon’s effective tax rate for 2012 was 22.5% compared to a benefit of 48.2% in 2011.  The 2012 rate reflected net discrete benefits of $5,110 primarily from the release of previously established reserves for uncertain tax positions on conclusion of various tax audits, and benefits related to various tax planning initiatives.  The 2011 rate reflected net discrete benefits of $4,570 primarily from tax planning related to unremitted foreign earnings.  Excluding discrete tax items, the 2012 rate would have been 45.8%, and the 2011 benefit would have been 16.4%. In both years, the effective rates reflect the impact of permanent differences not deductible in determining taxable income, mainly limited deductibility of restricted stock, as well as the impact of tax reserves and changes in earnings mix between domestic and non-domestic operations, all of which are material relative to the level of pretax result.

Net income from continuing operations was $17,011, or $0.30 per share, for 2012 compared to a loss of $7,431 or $0.13 cents per share in the prior year. The current year results included:

-	Restructuring charges of $4,689 ($3,048, net of tax, or $0.05 per share);
-	Acquisition and integration costs of $477 ($310, net of tax, or $0.01 per share); and
-	Discrete tax benefits, net, of $5,110, or $0.09 per share.

The prior year results included:

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

Excluding these items from both reporting periods, 2012 Net income from continuing operations would have been $15,259, or $0.27 per share compared to $19,854, or $0.34 per share, in 2011.

Griffon evaluates performance based on Earnings (loss) per share from continuing operations and Net income (loss) from continuing operations excluding, as applicable, restructuring charges, gains (losses) from pension settlement and debt extinguishment, acquisition-related expenses including the impact of the fair value of inventory acquired as part of a business combination and discrete tax items (a non-GAAP measure). Griffon believes this information is useful to investors for the same reason. The following table provides a reconciliation of Earnings per share from continuing operations and Net income from continuing operations to Adjusted earnings (loss) per share from continuing operations and Adjusted net income (loss) from continuing operations:

GRIFFON CORPORATION AND SUBSIDIARIES

RECONCILIATION OF INCOME (LOSS) FROM CONTINUING OPERATIONS
TO ADJUSTED INCOME FROM CONTINUING OPERATIONS

(Unaudited)

	For the Years Ended September 30,
	2013	2012	2011

Income (loss) from continuing operations	$6,790	$17,011	$(7,431)

Adjusting items, net of tax:
Loss from debt extinguishment, net	—	—	16,813
Fair value write-up of acquired inventory sold	—	—	9,849
Restructuring and related	8,266	3,048	4,903
Acquisition costs	—	310	290
Loss on pension settlement	1,392	—	—
Discrete tax benefits	(325)	(5,110)	(4,570)

Adjusted income from continuing operations	$16,123	$15,259	$19,854

Earnings (loss) per common share from continuing operations	$0.12	$0.30	$(0.13)

Adjusting items, net of tax:
Loss from debt extinguishment, net	—	—	0.29
Fair value write-up of acquired inventory sold	—	—	0.17
Restructuring	0.15	0.05	0.08
Acquisition costs	—	0.01	0.00
Loss on pension settlement	0.02	—	—
Discrete tax benefits	(0.01)	(0.09)	(0.08)

Adjusted earnings per share from continuing operations	0.29	$0.27	$0.34

Weighted-average shares outstanding (in thousands)	56,563	57,329	58,919
34

REPORTABLE SEGMENTS

The following table provides a reconciliation of Segment operating profit to Income (loss) before taxes and discontinued operations:

	For the Years Ended September 30,
INCOME (LOSS) BEFORE TAXES	2013	2012	2011
Segment operating profit:
Home & Building Products	$26,130	$37,082	$28,228
Telephonics	55,076	49,232	40,595
Plastics	16,589	13,688	13,308
Total segment operating profit	97,795	100,002	82,131
Net interest expense	(52,167)	(51,715)	(47,448)
Unallocated amounts	(29,153)	(26,346)	(22,868)
Loss from debt extinguishment, net	—	—	(26,164)
Loss on pension settlement	(2,142)	—	—
Income (loss) before taxes from continuing operations	$14,333	$21,941	$(14,349)

Griffon evaluates performance and allocates resources based on each segments’ operating results before interest income and expense, income taxes, depreciation and amortization, unallocated amounts (mainly corporate overhead), restructuring charges, acquisition-related expenses including the impact of the fair value of inventory acquired as part of a business combination, and gains (losses) from pension settlement and debt extinguishment, as applicable (“Segment adjusted EBITDA”, a non-GAAP measure). Griffon believes this information is useful to investors for the same reason.

The following table provides a reconciliation of Segment adjusted EBITDA to Income (loss) before taxes and discontinued operations:

	For the Years Ended September 30,
	2013	2012	2011
Segment adjusted EBITDA:
Home & Building Products	$70,064	$70,467	$77,119
Telephonics	63,199	60,565	50,875
Plastics	48,100	40,000	37,639

Total Segment adjusted EBITDA	181,363	171,032	165,633
Net interest expense	(52,167)	(51,715)	(47,448)
Segment depreciation and amortization	(70,306)	(65,864)	(60,361)
Unallocated amounts	(29,153)	(26,346)	(22,868)
Loss from debt extinguishment, net	—	—	(26,164)
Restructuring charges	(13,262)	(4,689)	(7,543)
Fair value write-up of acquired inventory sold	—	—	(15,152)
Acquisition costs	—	(477)	(446)
Loss on pension settlement	(2,142)	—	—
Income (loss) before taxes from continuing operations	$14,333	$21,941	$(14,349)
35

Home & Building Products

	Years Ended September 30,
	2013		2012		2011
Revenue:
ATT	$419,549		$433,866		$434,789
CBP	435,416		422,674		404,947
Home & Building Products	$854,965		$856,540		$839,736

Segment operating profit	$26,130	3.1%	$37,082	4.3%	$28,228	3.4%
Depreciation and amortization	36,195		32,034		28,796
Fair value write-up of acquired inventory sold	—		—		15,152
Restructuring charges	7,739		874		4,497
Acquisition costs	—		477		446
Segment adjusted EBITDA	$70,064	8.2%	$70,467	8.2%	$77,119	9.2%

2013 Compared to 2012

Segment revenue decreased $1,575, or less than 1%, compared to the prior year. CBP revenue increased 3% from the prior year, primarily due to somewhat higher volume (2%) and favorable mix (1%). ATT revenue decreased 3% compared to the prior year. ATT snow tool sales were impacted by lack of snowfall during the snow season and resultant reduced demand for snow tools; in addition, retailers held high levels of snow tool inventory carried over from the prior year, further affecting 2013 snow tool sales. ATT sales in North America were also impacted by unfavorable weather conditions throughout the spring season planting season, impacting lawn and garden tool sales.

Segment operating profit in 2013 was $26,130 compared to $37,082 in 2012. The current year period included $7,739 of restructuring charges primarily related to the previously announced manufacturing and operations consolidation initiative at ATT. Excluding restructuring charges, current year Segment operating profit was $33,869. The decrease from the prior year resulted from the impact of lower ATT revenue, which affected absorption of manufacturing expenses, and manufacturing inefficiencies arising in connection with the plant consolidation initiative, partially offset by reduced warehouse and distribution costs, other cost control initiatives and $873 in Byrd Amendment receipts (anti-dumping compensation from the U.S. government). CBP higher volume, favorable mix and improved distribution and manufacturing efficiencies contributed to the reported profit. Segment depreciation and amortization increased $4,161 from the prior year.

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

Segment operating profit in 2012 was $37,082 compared to $28,228 in 2011. Segment operating results in 2011 reflected $15,152 of costs of goods related to the sale of inventory recorded at fair value in connection with the ATT acquisition accounting; excluding the $15,152 of costs, segment operating profit would have been $43,380 for 2011. The decline in operating profit in 2012 from the adjusted $43,380 in 2011 resulted from the weak snow tool sales and lower lawn tool volume. The impact of these declines was partially offset by the inclusion of Southern Patio, as well as improved CBP profitability driven by improved volume, favorable mix, lower warehouse and distribution costs, and lower restructuring costs.

Restructuring

In 2013, 2012 and 2011, HBP recognized $7,739, $874 and $4,497, respectively, of restructuring and other related exit costs primarily related to one-time termination benefits, facility and other personnel costs, and asset impairment charges. In 2012 and 2011, HBP had $477 and $446, respectively, of acquisition and integration costs related to the Southern Patio acquisition. Over the three-year period, HBP headcount was reduced by 144.

In January 2013, ATT announced its intention to close certain of its manufacturing facilities and consolidate affected operations primarily into its Camp Hill and Carlisle, PA locations. The intended actions, to be completed by the end of calendar 2014, will improve manufacturing and distribution efficiencies, allow for in-sourcing of certain production currently performed by third party suppliers, and improve material flow and absorption of fixed costs.

ATT anticipates incurring pre-tax restructuring and related exit costs approximating $8,000, comprised of cash charges of $4,000 and non-cash, asset-related charges of $4,000; cash charges will include $3,000 for one-time termination benefits and other personnel-related costs and $1,000 for facility exit costs. ATT expects $20,000 in capital expenditures in connection with this initiative and, to date, has incurred $6,553 and $11,937 in restructuring costs and capital expenditures, respectively.

During 2013, BPC completed the consolidation of its Auburn, Washington facility into its Russia, Ohio facility.

HBP 2012 restructuring costs related primarily to an ATT facility closure and related termination benefits for administrative and production staff. HBP 2011 restructuring costs related primarily to one-time termination benefits and other personnel costs, excess facilities and related costs, and other exit costs for the completion of the CBP manufacturing facilities consolidation, started in 2009, and administrative related headcount reductions at ATT.

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

Telephonics

	Years Ended September 30,
	2013		2012		2011
Revenue	$453,351		$441,503		$455,353

Segment operating profit	$55,076	12.1%	$49,232	11.2%	$40,595	8.9%
Depreciation and amortization	7,373		7,518		7,234
Restructuring charges	750		3,815		3,046
Segment adjusted EBITDA	$63,199	13.9%	$60,565	13.7%	$50,875	11.2%

2013 Compared to 2012

Segment revenue increased $11,848, or 3%, compared to 2012. The current and prior year included $33,257 and $24,101, respectively, of revenue related to electronic warfare programs where Telephonics serves as a contract manufacturer; excluding revenue from these programs, current year revenue increased 1% from the prior year, primarily due to the timing of work performed on Multi Mode Surveillance Radars for international pursuits as well as the Firescout contract.

Segment operating profit increased $5,844, or 12%. Excluding the current and prior year restructuring charges, segment operating profit increased 5% and operating margin increased 30 basis points compared to the prior year. The increase was primarily due to increased revenue and lower than anticipated expenditures associated with the timing of R&D initiatives and proposal efforts. The prior year benefitted from higher gross profit from favorable manufacturing efficiencies, which were primarily due to the Light Airborne Multi-purpose Systems Multi Mode Radar (“LAMPS MMR”).

During 2013, Telephonics was awarded several new contracts and incremental funding on existing contracts approximating $446,500. Contract backlog was $444,000 at September 30, 2013 with 72% expected to be realized in the next 12 months; backlog was $451,000 at September 30, 2012. Backlog is defined as unfilled firm orders for products and services for which funding has been both authorized and appropriated by the customer or Congress, in the case of the U.S. government agencies.

2012 Compared to 2011

Segment revenue decreased $13,850, or 3%, compared to 2011. Revenue in 2012 and 2011 included $24,101 and $44,305, respectively, related to electronic warfare programs where Telephonics serves as a contract manufacturer; excluding revenue from these programs from both years, revenue increased 2% over the prior year due to radar growth driven by LAMPS MMR, partially offset by the impact from the timing of awards on Ground Surveillance Radars (“GSR”) related to the Cerberus program.

Segment operating profit increased $8,637, or 21%, mainly driven by higher gross profit from a combination of favorable program mix, and manufacturing efficiencies, partially offset by higher SG&A expenses primarily due to the timing of proposal activities. Operating results also benefited from cost reductions resulting from the voluntary early retirement plan undertaken in the prior year and other restructuring activities implemented in early 2012.

Restructuring

During 2013, Telephonics recognized $750 in restructuring costs in connection with the termination of a facility lease. The facility was vacated as a result of the headcount reductions and changes in organizational structure Telephonics undertook in the past two years. In 2012 and 2011, Telephonics recognized $3,815 and $3,046 of restructuring charges in connection with two discrete voluntary early retirement plans and other costs related to changes in organizational structure and facilities; such charges were primarily personnel-related, reducing headcount by 185 employees over the two-year period.

Plastics

	Years Ended September 30,
	2013		2012		2011
Revenue	$563,011		$563,102		$535,713

Segment operating profit	$16,589	2.9%	$13,688	2.4%	$13,308	2.5%
Depreciation and amortization	26,738		26,312		24,331
Restructuring charges	4,773		—		—
Segment adjusted EBITDA	$48,100	8.5%	$40,000	7.1%	$37,639	7.0%

2013 Compared to 2012

Revenue in 2013 was essentially flat in comparison to 2012. Excluding a 1% unfavorable impact of foreign exchange translation, revenue increased 1% mainly due to favorable mix (1%) and the pass through of higher resin costs in customer selling prices (1%), partially offset by lower volume (1%), a portion of which was attributable to Plastics exiting certain low margin products.

Segment operating profit increased $2,901 compared to the prior year. Excluding the restructuring charges, current year Segment operating profit increased $7,674 due to product mix, continued efficiency improvements and the positive impact of restructuring initiatives undertaken during the year, partially offset by approximately $7,000 unfavorable impact of higher resin costs, which had not yet been reflected in increased selling prices. Plastics adjusts customer selling prices based on underlying resin costs, on a delayed basis.

2012 Compared to 2011

Revenue in 2012 increased $27,389, or 5%, compared to 2011, driven by a 10% increase in volume. The benefit of the volume growth was partially offset by the unfavorable impact of translation of European and Brazilian revenue into a stronger U.S. dollar (5%). Resin did not significantly impact reported revenue for the full year 2012.

Segment operating profit increased $380 compared to the prior year primarily driven by the higher volume, a $3,700 favorable resin benefit and efficiency improvement on past capital initiatives, partially offset by the unfavorable impact of foreign exchange (2%) and a shift in product mix, as well as somewhat higher Selling, general and administrative expenses.

Restructuring

In February 2013, Plastics announced a restructuring project, primarily in Europe, to exit low margin products and eliminate approximately 80 positions, resulting in restructuring charges of $4,773, primarily related to one-time termination benefits and other personnel costs. This project is substantially complete.

Unallocated Amounts

For 2013, unallocated amounts, which consist primarily of corporate overhead costs, totaled $29,153 compared to $26,346 in 2012, with the increase primarily due to stock and incentive compensation.

For 2012, unallocated amounts totaled $26,346 compared to $22,868 in 2011, with the increase primarily due to stock and incentive compensation.

Loss on Pension Settlement

In 2013, SG&A includes a $2,142, non-cash, pension settlement loss resulting from the lump-sum buyout of certain participant’s balances in the Company’s defined benefit plan. The buyout, funded by the pension plan, reduced the Company’s net pension liability by $3,472.

Segment Depreciation and Amortization

Segment depreciation and amortization of $70,306 increased $4,442 in 2013 compared to 2012, primarily due to capital spending.

Segment depreciation and amortization of $65,864 increased $5,503 in 2012 compared to 2011, primarily due to the increased depreciation and amortization related to the Southern Patio acquisition and capital expansion at Plastics and CBP.

DISCONTINUED OPERATIONS

In 2008, as a result of the downturn in the residential housing market, Griffon exited substantially all operating activities of its Installation Services segment which sold, installed and serviced garage doors and openers, fireplaces, floor coverings, cabinetry and a range of related building products, primarily for the new residential housing market. Griffon sold eleven units, closed one unit and merged two units into CBP. Operating results of substantially all of this segment have been reported as discontinued operations in the Consolidated Statements of Operations and Comprehensive Income (Loss) for all periods presented; the Installation Services segment is excluded from segment reporting.

Griffon substantially concluded remaining disposal activities in 2009. There was no reported revenue in 2013, 2012 and 2011. Future net cash outflows to satisfy liabilities related to disposal activities accrued as of September 30, 2013 are estimated to be $8,032

In 2013, the Company recorded a $4,651 charge to discontinued operations increasing environmental and casualty insurance reserves. A portion of this charge relates to ongoing and potential future homeowner association claims related to the former Installation Services business; claims experience has been greater than anticipated when reserves were initially established in 2008. The adjustment to environmental reserves relates to changes in status of and approach to cleanup requirements for businesses that were discontinued several years ago.

At September 30, 2013, Griffon’s assets and liabilities for discontinued operations primarily related to income taxes and product liability, warranty and environmental reserves.

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

The following table is derived from the Consolidated Statements of Cash Flows:

Cash Flows from Continuing Operations	Years Ended September 30,
(in thousands)	2013	2012

Net Cash Flows Provided By (Used In):
Operating activities	$85,683	$90,130
Investing activities	(62,868)	(90,974)
Financing activities	(52,249)	(30,693)

Cash flows generated by operating activities for 2013 decreased $4,447, to $85,683 compared to $90,130 in 2012. Current assets net of current liabilities, excluding short-term debt and cash, increased $11,758 to $372,639 at September 30, 2013 compared to $360,881 at the prior year end, primarily due to increases in accounts receivable and contract costs and recognized income not yet billed, and a decrease in accrued liabilities, partially offset by a decrease in inventory.

During 2013, Griffon used cash in investing activities of $62,868 compared to $90,974 in 2012; the 2012 uses reflected the acquisition on Southern Patio ($22,432). In 2013, capital expenditures, net, totaled $62,868 compared to $68,542 in 2012, with the decrease being driven primarily by decreased capital expenditures at Plastics.

Cash used by financing activities in 2013 totaled $52,249 compared to usage of $30,693 in the prior year. The current year included scheduled repayment of long-term borrowings ($16,867), repurchase of common stock ($32,521) and payment of dividends ($5,825). In 2012, financing activity usage primarily consisted of scheduled repayment of long-term borrowings ($18,456), repurchase of common stock ($10,382) and payment of dividends ($4,743). At September 30, 2013, $12,027 remains under Griffon’s Board authorized repurchase program.

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

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. In 2013:

a.	The U.S. Government and its agencies, through prime and subcontractor relationships, represented 19% of Griffon’s consolidated revenue and 77% of Telephonics revenue.
b.	P&G represented 14% of Griffon’s consolidated revenue and 47% of Plastics revenue.
c.	The Home Depot represented 11% of Griffon’s consolidated revenue and 25% of HBP revenue.

No other customer exceeded 9% of consolidated revenue. Future operating results will continue to substantially depend on the success of Griffon’s largest customers and our relationships with them. Orders from these customers are subject to change and may fluctuate materially. The loss of all or a portion of volume from any one of these customers could have a material adverse impact on Griffon’s liquidity and operations.

At September 30, 2013, Griffon had debt, net of cash and equivalents, as follows:

Cash and Equivalents and Debt	At September 30,	At September 30,
(in thousands)	2013	2012
Cash and equivalents	$178,130	$209,654

Notes payables and current portion of long-term debt	10,768	17,703
Long-term debt, net of current maturities	678,487	681,907
Debt discount	13,246	16,607
Total debt	702,501	716,217
Debt, net of cash and equivalents	$524,371	$506,563

On March 28, 2013, Griffon amended and increased the amount available under its Revolving Credit Facility (“Credit Agreement”) from $200,000 to $225,000 and extended its maturity from March 18, 2016 to March 28, 2018 (except that if the Company’s 7-1/8 Senior Notes due 2018 are still outstanding on October 1, 2017, the Facility will mature on October 1, 2017). The facility includes a letter of credit sub-facility with a limit of $60,000, a multi-currency sub-facility of $50,000 and a swingline sub-facility with a limit of $30,000. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility or the occurrence of a default or event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, in each case without a floor, plus an applicable margin, which adjusts based on financial performance. The current margins are 1.00% for base rate loans and 2.00% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio as well as customary affirmative and negative covenants and events of default. The Credit Agreement also includes certain restrictions, such as limitations on the incurrence of indebtedness and liens and the making of restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all assets of the Company and the guarantors and a pledge of not greater than two-thirds of the equity interest in each of Griffon’s material, first-tier foreign subsidiaries. At September 30, 2013, there were $25,457 of standby letters of credit outstanding under the Credit Agreement; $199,543 was available, subject to certain covenants, for borrowing at that date.

On March 17, 2011, in an unregistered offering through a private placement under Rule 144A, Griffon issued, at par, $550,000 of 7.125% Senior Notes due in 2018 (“Senior Notes”); interest is payable semi-annually.  On August 9, 2011, Griffon exchanged all of the Senior Notes for substantially identical Senior Notes registered under the Securities Act of 1933 via an exchange offer.

Proceeds from the Senior Notes were used to pay down outstanding borrowings under a senior secured term loan facility and two senior secured revolving credit facilities of certain of the Company’s subsidiaries.  The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and are subject to certain covenants, limitations and restrictions.  The fair value of the Senior Notes approximated $583,000 on September 30, 2013 based upon quoted market prices (level 1 inputs).

On December 21, 2009, Griffon issued $100,000 principal of 4% convertible subordinated notes due 2017 (the “2017 Notes”).  The current conversion rate of the 2017 Notes is 67.8495 shares of Griffon’s common stock per $1,000 principal amount of notes, corresponding to a conversion price of $14.74 per share. When a cash dividend is declared that would result in an adjustment to the conversion ratio of less than 1%, any adjustment to the conversion ratio is deferred until the first to occur of (i) actual conversion; (ii) the 42nd trading day prior to maturity of the notes; and (iii) such time as the cumulative adjustment equals or exceeds 1%. As of September 30, 2013, aggregate dividends since the last conversion price adjustment of $0.075 per share would have resulted in an adjustment to the conversion ratio of approximately 0.66%. At both September 30, 2013 and 2012, the 2017 Notes had a capital in excess of par component, net of tax, of $15,720. The fair value of the 2017 Notes approximated $112,600 on September 30, 2013, based upon quoted market prices (level 1 inputs).

On December 20, 2010, Griffon entered into two second lien real estate mortgages to secure new loans totaling $11,834. The loans mature in February 2016, are collateralized by the related properties and are guaranteed by Griffon. The loans bear interest at a rate of LIBOR plus 3% with the option to swap to a fixed rate. On October 21, 2013, Griffon refinanced these real estate mortgages with total principal of $17,175, maturing in October 2018 and bearing interest at LIBOR plus 2.75%.

Griffon has other real estate mortgages, collateralized by real property, which bear interest at 6.3% and mature in 2016.

Griffon’s Employee Stock Ownership Plan (“ESOP”) entered into a loan agreement in August 2010 to borrow $20,000 over a one-year period. The proceeds were used to purchase 1,874,737 shares of Griffon common stock in the open market for $19,973.  The loan bears interest at a) LIBOR plus 2.5% or b) the lender’s prime rate, at Griffon’s option.  In November 2011, Griffon exercised an option to convert the outstanding loan to a five-year term loan; principal is payable in quarterly installments of $250, beginning December 2011, with a balloon payment of $15,223 due at maturity (November 2016).  The loan is secured by shares purchased with the proceeds of the loan, and repayment is guaranteed by Griffon. At September 30, 2013, $17,973 was outstanding.

In addition, the ESOP is party to a loan agreement which requires quarterly principal payments of $156 and interest through the extended expiration date of December 2013, at which time the $3,125 balance of the loan, and any outstanding interest, will be payable. Griffon has the intent and ability to refinance the December 2013 balance and has classified the balance in Long-Term Debt. The primary purpose of this loan was to purchase 547,605 shares of Griffon’s common stock in October 2008. The loan is secured by shares purchased with the proceeds of the loan and repayment is guaranteed by Griffon. The loan bears interest at rates based upon the prime rate or LIBOR. At September 30, 2013, $3,125 was outstanding and classified as long-term debt as the Company has the intent and ability to refinance in 2014.

In October 2006, CBP entered into a capital lease totaling $14,290 for real estate in Troy, Ohio. The lease matures in 2022, bears interest at a fixed rate of 5.0%, is secured by a mortgage on the real estate and is guaranteed by Griffon.

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

In February 2012, Clopay do Brazil, a subsidiary of Plastics, borrowed $4,000 at a rate of 104.5% of Brazilian CDI (9.10% at September 30, 2013). The loan was used to refinance existing loans, is collateralized by accounts receivable and a 50% guaranty by Plastics and is to be repaid in four equal, semi-annual installments of principal plus accrued interest beginning in August 2012. Clopay do Brazil also maintains lines of credit of approximately $4,950. Interest on borrowings accrue at a rate of Brazilian CDI plus 6.0% (15.23% at September 30, 2013). At September 30, 2013 there was approximately $4,600 borrowed under the lines.

In November 2012, Garant G.P. (“Garant”) entered into a CAD $15,000 revolving credit facility.  The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (1.48% LIBOR USD and 2.46% Bankers Acceptance Rate CDN as of September 30, 2013). The revolving facility matures in November 2015. Garant is required to maintain a certain minimum equity. At September 30, 2013, there were no borrowings under the revolving credit facility with CAD $15,000 available for borrowing

At September 30, 2012, Griffon had $532 of 4% convertible subordinated notes due 2023 (“2023 Notes”) outstanding. On April 15, 2013, the 2023 Notes were redeemed at par plus accrued interest.

At September 30, 2013, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements.

In August 2011, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock; this was in addition to the 1,366,000 shares of common stock authorized for repurchase under an existing buyback program. Under the repurchase programs, the Company may, from time to time, purchase shares of its common stock, depending upon market conditions, in open market or privately negotiated transactions, including pursuant to a 10b5-1 plan. During 2011, Griffon purchased 1,531,379 shares of common stock, for a total of $12,367, or $8.08 per share, exhausting the shares under the original program. During 2012, Griffon purchased 1,187,066 shares of common stock, for a total of $10,379, or $8.74 per share pursuant to the repurchase program. During 2013, Griffon purchased 2,369,786 shares of common stock under the plan for a total of $26,285, or $11.09 per share. To date, Griffon has purchased 3,722,231 shares of common stock under the Board authorized $50,000 repurchase program, for a total of $37,973, or $10.20 per share; $12,027 remains under the $50,000 authorization.

On November 13, 2013, Griffon announced that it will repurchase 4,444,444 shares of its common stock for $50,000 from GS Direct, L.L.C. (“GS Direct”), an affiliate of The Goldman Sachs Group, Inc. The repurchase will be effected in a private transaction at a per share price of $11.25, an approximate 9.2% discount to the stock’s closing price on November 12, 2013. The transaction is exclusive of the Company’s current $50,000 authorized share repurchase program, of which $12,027 remained as of September 30, 2013. After closing of the transaction, GS Direct will continue to hold approximately 5.56 million shares (approximately 10%) of Griffon’s common stock. GS Direct has also agreed that, subject to certain exceptions, if it intends to sell its remaining shares of Griffon common stock at any time prior to December 31, 2014, it will first negotiate with the Company in good faith to sell the shares to the Company. Griffon will fund the purchase with cash on hand and the transaction will be completed in December.

No cash dividends on Common Stock were declared or paid during the three years ended September 30, 2011. On November 17, 2011, the Company began declaring quarterly cash dividends. During 2012, the Company declared and paid quarterly dividends of $0.02 per share, totaling $0.08 per share for the year. During 2013, the Company declared and paid quarterly dividends of $0.025 per share, totaling $0.10 per share for the year. The Company currently intends to pay dividends each quarter; however, the payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to future dividends.

On November 13, 2013, the Company declared a $0.03 per share dividend payable on December 24, 2013 to shareholders of record as of December 5, 2013.

During the year ended September 30, 2013, Griffon used cash for discontinued operations of $2,090, primarily related to settling certain Installation Services liabilities.

Contractual Obligations

At September 30, 2013, payments to be made pursuant to significant contractual obligations are as follows:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Other
Long-term debt (a)	$702,501	$10,768	$24,351	$663,255	$4,127	$—
Interest expense	195,463	44,748	88,718	61,654	343	—
Rental commitments	89,320	21,762	32,634	19,918	15,006	—
Purchase obligations (b)	179,757	171,919	7,762	76	—	—
Capital expenditures	9,389	9,389	—	—	—	—
Supplemental & post-retirement benefits (c)	40,971	11,027	7,964	7,348	14,632	—
Uncertain tax positions (d)	7,558	—	—	—	—	7,558
Total obligations	$1,224,959	$269,613	$161,429	$752,251	$34,108	$7,558

(a)	Included in long-term debt is capital leases of: $1,106 (less than 1 year), $2,289 (1-3 years), $2,322 (3-5 years) and $4,127 (more than 5 years).

(b)	Purchase obligations are generally for the purchase of goods and services in the ordinary course of business. Griffon uses blanket purchase orders to communicate expected requirements to certain vendors. Purchase obligations reflect those purchase orders where the commitment is considered to be firm. Purchase obligations that extend beyond 2013 are principally related to long-term contracts received from customers of Telephonics.

(c)	Griffon funds required payouts under its non-qualified supplemental defined benefit plan from its general assets and the expected payments are included in each period, as applicable.

(d)	Due to the uncertainty of the potential settlement of future uncertain tax positions, management is unable to estimate the timing of related payments, if any, that will be made subsequent to 2013. These amounts do not include any potential indirect benefits resulting from deductions or credits for payments made to other jurisdictions.

Off-Balance Sheet Arrangements

Except for operating leases and purchase obligations as disclosed herein, Griffon is not a party to any off-balance sheet arrangements.

Off-Set Agreements

Telephonics may enter into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for its products and services from customers in foreign countries. These agreements promote investment in the country, and may be satisfied through activities that do not require Griffon to use its cash, including transferring technology, providing manufacturing and other consulting support. These agreements may also be satisfied through the use of cash for such activities as purchasing supplies from in-country vendors, setting up support centers, research and development investments, acquisitions, and building or leasing facilities for in-country operations, if applicable. The amount of the offset requirement is determined by contract value awarded and negotiated percentages with customers. At September 30, 2013, Telephonics had outstanding offset agreements totaling approximately $65,000, primarily related to its Radar Systems division, some of which extend through 2024. Offset programs usually extend over several years and in some cases provide for penalties in the event Griffon fails to perform in accordance with contract requirements. Historically, Telephonics has not been required to pay any such penalties and as of September 30, 2013, no such penalties are estimable or probable.

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

Revenue and profits on cost-reimbursable type contracts are recognized as allowable costs and are incurred on the contract at an amount equal to the allowable costs plus the estimated profit on those costs. The estimated profit on a cost-reimbursable contract may be fixed or variable based on the contractual fee arrangement. Incentive and award fees on these contracts are recorded as revenue when the criteria under which they are earned are reasonably assured of being met and can be estimated.

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

From time to time, Telephonics may combine contracts if they are negotiated together, have specific requirements to combine, or are otherwise closely related. Contracts are segmented based on customer requirements.

Inventories

Inventories, stated at the lower of cost (first-in, first-out or average) or market, include material, labor and manufacturing overhead costs.

Griffon’s businesses typically do not require inventory that is susceptible to becoming obsolete or dated. In general, Telephonics sells products in connection with programs authorized and approved under contracts awarded by the U.S. Government or agencies thereof and in accordance with customer specifications. Plastics primarily produces fabricated materials used by customers in the production of their products and these materials are produced against orders from those customers. HBP produces doors and non-powered lawn and garden tools in response to orders from customers of retailers and dealers or based on expected orders, as applicable.

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

Compensation expense for restricted stock is recognized ratably over the required service period based on the fair value of the grant, calculated as the number of shares granted multiplied by the stock price on the date of grant, and for performance shares, the likelihood of achieving the performance criteria.

Allowances for Discount, Doubtful Account and Returns

Trade receivables are recorded at their stated amount, less allowances for discounts, doubtful accounts and returns. The allowances represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations (usually due to customers’ potential insolvency), discounts related to early payment of accounts receivables by customers and estimates for returns. The allowance for doubtful accounts includes amounts for certain customers where a risk of default has been specifically identified, as well as an amount for customer defaults, based on a formula, when it is determined the risk of some default is probable and estimable, but cannot yet be associated with specific customers. Allowance for discounts and returns are recorded as a reduction of revenue and the provision related to the allowance for doubtful accounts is recorded in SG&A expenses.

Acquisitions

Acquired businesses are accounted for using the acquisition method of accounting which requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date and that the fair value of acquired in-process research and development be recorded on the balance sheet. Related transaction costs are expensed as incurred. Any excess of the purchase price over the assigned values of the net assets acquired is recorded as goodwill.

Goodwill, Long-Lived Intangible and Tangible Assets, and Impairment

Griffon has significant intangible and tangible long-lived assets on its balance sheet which includes goodwill and other intangible assets related to acquisitions. Goodwill represents the excess of the cost of net assets acquired in business combinations over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. As required under GAAP, goodwill and indefinite-lived intangibles are reviewed for impairment annually, for Griffon as of September 30, or more frequently whenever events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, using discounted future cash flows for each reporting unit. The testing of goodwill and indefinite-lived intangibles for impairment involves significant use of judgment and assumptions in the determination of a reporting unit’s fair market value. Based upon the results of the annual impairment review, it was determined that the fair value of each reporting unit substantially exceeded the carrying value of the assets, and no impairment existed as of September 30, 2013.

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

Restructuring Reserves

From time to time, Griffon will establish restructuring reserves at an operation. These reserves, for both termination and other exit costs, require the use of estimates. Though Griffon believes the estimates made are reasonable, they could differ materially from the actual costs.

Income Taxes

Griffon’s effective tax rate is based on income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which Griffon operates. For interim financial reporting, the annual tax rate is estimated based on projected taxable income for the full year, and a quarterly income tax provision is recorded in accordance with the anticipated annual rate. As the year progresses, the annual tax rate is refined as new information becomes available, including year-to-date financial results. This process often results in changes to the effective tax rate throughout the year. Significant judgment is required in determining the effective tax rate and in evaluating tax positions.

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

Pension Benefits

Griffon sponsors defined and supplemental benefit pension plans for certain active and retired employees. Annual amounts relating to these plans are recorded based on actuarial projections, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases and turnover rates. The actuarial assumptions used to determine pension liabilities and assets, as well as pension expense, are reviewed on an annual basis when modifications to assumptions are made based on current economic conditions and trends. The expected return on plan assets is determined based on the nature of the plans’ investments and expectations for long-term rates of return. The discount rate used to measure obligations is based on a corporate bond spot-rate yield curve that matches projected future benefit payments with the appropriate spot rate applicable to the timing of the projected future benefit payments. The assumptions utilized in recording Griffon’s obligations under the defined benefit pension plans are believed to be reasonable based on experience and advice from independent actuaries; however, differences in actual experience or changes in the assumptions may materially affect Griffon’s financial position or results of operations.

The U.S. components of the defined benefit plans, which excludes the supplemental and post retirement healthcare and insurance benefit plans, are frozen and have ceased accruing benefits.

Effective January 1, 2012, the Clopay Pension Plan merged with the Ames True Temper Inc. Pension Plan. The merged qualified defined benefit plans was named the Clopay Ames True Temper Pension Plan (“CATT Plan”).

The ATT supplemental executive retirement plan was frozen to new entrants and participants in the plan ceased accruing benefits in 2008.

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

In July 2013, the FASB issued new accounting guidance requiring an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss or tax credit carryforward, except for instances when the carryforward is not available to settle any additional income taxes and an entity does not intend to use the deferred tax benefit for these purposes. In these circumstances, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for the Company beginning in 2015 and is not expected to have a material impact on the Company’s financial condition or results of operations.

Recently issued effective accounting pronouncements

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

Foreign Exchange

Griffon conducts business in various non-U.S. countries, primarily in Germany, Canada, Brazil, Australia, Turkey, China, Sweden, United Kingdom and Mexico; therefore, changes in the value of the currencies of these countries affect the financial position and cash flows when translated into U.S. Dollars. Griffon has generally accepted the exposure to exchange rate movements relative to its non-U.S. operations. Griffon may, from time to time, hedge its currency risk exposures. A change of 10% or less in the value of all applicable foreign currencies would not have a material effect on Griffon’s financial position and cash flows.

Item 8.	Financial Statements and Supplementary Data

The financial statements of Griffon and its subsidiaries and the report thereon of Grant Thornton LLP are included herein:

☐	Report of Independent Registered Public Accounting Firm.

☐	Consolidated Balance Sheets at September 30, 2013 and 2012.

☐	Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended September 30, 2013, 2012 and 2011.

☐	Consolidated Statements of Cash Flows for the years ended September 30, 2013, 2012 and 2011.

☐	Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2013, 2012 and 2011.

☐	Notes to Consolidated Financial Statements.

☐	Schedule II – Valuation and Qualifying Account.
51

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Griffon Corporation

We have audited the accompanying consolidated balance sheets of Griffon Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of September 30, 2013 and 2012, and the related consolidated statements of operations, and comprehensive income(loss), shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2013. We also have audited the Company’s internal control over financial reporting as of September 30, 2013, based on criteria established in 1992 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2).The Company’s management is responsible for these financial statements, financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements, financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Griffon Corporation and subsidiaries as of September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. In addition, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on criteria established in 1992 Internal Control – Integrated Framework issued by COSO.

/s/ GRANT THORNTON LLP

New York, New York

November 15, 2013

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	At September	At September
	30, 2013	30, 2012

CURRENT ASSETS
Cash and equivalents	$178,130	$209,654
Accounts receivable, net of allowances of $6,136 and $5,433	256,215	239,857
Contract costs and recognized income not yet billed, net of progress payments of $6,941 and $3,748	109,828	70,777
Inventories, net	230,120	257,868
Prepaid and other current assets	48,903	47,472
Assets of discontinued operations	1,214	587
Total Current Assets	824,410	826,215
PROPERTY, PLANT AND EQUIPMENT, net	353,593	356,879
GOODWILL	357,730	358,372
INTANGIBLE ASSETS, net	221,391	230,473
OTHER ASSETS	28,580	31,317
ASSETS OF DISCONTINUED OPERATIONS	3,075	2,936
Total Assets	$1,788,779	$1,806,192
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$10,768	$17,703
Accounts payable	163,610	141,704
Accrued liabilities	106,743	110,337
Liabilities of discontinued operations	3,288	3,639
Total Current Liabilities	284,409	273,383
LONG-TERM DEBT, net of debt discount of $13,246 and $16,607	678,487	681,907
OTHER LIABILITIES	170,675	193,107
LIABILITIES OF DISCONTINUED OPERATIONS	4,744	3,643
Total Liabilities	1,138,315	1,152,040
COMMITMENTS AND CONTINGENCIES - See Note 14
SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.25 per share, authorized 3,000 shares, no shares issued	—	—
Common stock, par value $0.25 per share, authorized 85,000 shares, issued 77,616 shares and 76,509 shares	19,404	19,127
Capital in excess of par value	494,412	482,009
Retained earnings	434,363	436,421
Treasury shares, at cost, 18,527 common shares and 15,621 common shares	(274,602)	(242,081)
Accumulated other comprehensive loss	(3,339)	(19,559)
Deferred compensation	(19,774)	(21,765)
Total Shareholders’ Equity	650,464	654,152
Total Liabilities and Shareholders’ Equity	$1,788,779	$1,806,192

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Years Ended September 30,
	2013	2012	2011
Revenue	$1,871,327	$1,861,145	$1,830,802
Cost of goods and services	1,453,742	1,442,340	1,437,341
Gross profit	417,585	418,805	393,461

Selling, general and administrative expenses	340,469	341,696	330,369
Restructuring and other related charges	13,262	4,689	7,543
Total operating expenses	353,731	346,385	337,912

Income from operations	63,854	72,420	55,549

Other income (expense)
Interest expense	(52,520)	(52,007)	(47,846)
Interest income	353	292	398
Loss from debt extinguishment, net	—	—	(26,164)
Other, net	2,646	1,236	3,714
Total other income (expense)	(49,521)	(50,479)	(69,898)

Income (loss) before taxes	14,333	21,941	(14,349)
Provision (benefit) for income taxes	7,543	4,930	(6,918)
Income (loss) from continuing operations	$6,790	$17,011	$(7,431)

Discontinued operations:
Loss from operations of discontinued businesses	(4,651)	—	—
Benefit from income taxes	1,628	—	—
Loss from discontinued operations	(3,023)	—	—
Net income (loss)	$3,767	$17,011	$(7,431)

Income (loss) from continuing operations	$0.12	$0.30	$(0.13)
Loss from discontinued operations	(0.06)	0.00	0.00
Basic earnings (loss) per common share	$0.07	$0.30	$(0.13)

Weighted-average shares outstanding	54,428	55,914	58,919

Income (loss) from continuing operations	$0.12	$0.30	$(0.13)
Loss from discontinued operations	(0.05)	0.00	0.00
Diluted earnings (loss) per common share	$0.07	$0.30	$(0.13)

Weighted-average shares outstanding	56,563	57,329	58,919

Net income (loss)	$3,767	$17,011	$(7,431)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(3,090)	(6,754)	(11,232)
Pension amortization	19,310	(5,081)	(14,074)
Total other comprehensive income (loss), net of taxes	16,220	(11,835)	(25,306)
Comprehensive income (loss)	$19,987	$5,176	$(32,737)

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended September 30,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,767	$17,011	$(7,431)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Loss from discontinued operations	3,023	—	—
Depreciation and amortization	70,748	66,264	60,712
Fair value write-up of acquired inventory sold	—	—	15,152
Stock-based compensation	12,495	10,439	8,956
Asset impairment charges - restructuring	4,316	—	—
Provision for losses on accounts receivable	1,801	1,212	1,225
Amortization of deferred financing costs and debt discounts	6,232	6,023	6,733
Loss from debt extinguishment, net	—	—	26,164
Deferred income taxes	5,075	(2,627)	(2,749)
(Gain) loss on sale/disposal of assets	(498)	56	(251)
Change in assets and liabilities, net of assets and liabilities acquired:
(Increase) decrease in accounts receivable and contract costs and recognized income not yet billed	(58,026)	27,269	(30,593)
(Increase) decrease in inventories	26,887	9,011	(12,803)
(Increase) decrease in prepaid and other assets	6,678	(3,281)	9,065
Decrease in accounts payable, accrued liabilities and income taxes payable	652	(46,368)	(42,604)
Other changes, net	2,533	5,121	3,809
Net cash provided by operating activities	85,683	90,130	35,385

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(64,441)	(68,851)	(87,617)
Acquired business, net of cash acquired	—	(22,432)	(855)
Change in funds restricted for capital projects	—	—	4,629
Proceeds from sale of assets	1,573	309	1,510
Net cash used in investing activities	(62,868)	(90,974)	(82,333)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(5,825)	(4,743)	—
Purchase of shares for treasury	(32,521)	(10,382)	(18,139)
Proceeds from issuance of long-term debt	303	4,000	674,251
Payments of long-term debt	(16,867)	(18,546)	(498,572)
Change in short-term borrowings	2,950	(1,859)	3,538
Financing costs	(833)	(97)	(21,653)
Purchase of ESOP shares	—	—	(19,973)
Exercise of stock options	—	—	2,306
Tax effect from exercise/vesting of equity awards, net	150	834	7
Other, net	394	100	345
Net cash used in financing activities	(52,249)	(30,693)	122,110

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities	(2,090)	(2,801)	(962)
Net cash used in discontinued operations	(2,090)	(2,801)	(962)

Effect of exchange rate changes on cash and equivalents	—	963	(973)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(31,524)	(33,375)	73,227
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	209,654	243,029	169,802
CASH AND EQUIVALENTS AT END OF PERIOD	$178,130	$209,654	$243,029

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$47,243	$49,533	$21,396
Cash paid for taxes	15,665	8,713	10,219

The accompanying notes to consolidated financial statements are an integral part of these statements.

							ACCUMULATED
			CAPITAL IN				OTHER
	COMMON STOCK		EXCESS OF	RETAINED	TREASURY SHARES		COMPREHENSIVE	DEFERRED
(in thousands)	SHARES	PAR VALUE	PAR VALUE	EARNINGS	SHARES	COST	INCOME (LOSS)	COMPENSATION	Total
Balance at 9/30/2010	74,580	$18,645	$460,955	$431,584	12,466	$(213,560)	$17,582	$(4,491)	$710,715
Net loss	—	—	—	(7,431)	—	—	—	—	(7,431)
Common stock issued for options exercised	339	85	2,425	—	—	—	—	—	2,510
Tax effect from exercise/vesting of equity awards, net	—	—	7	—	—	—	—	—	7
Amortization of deferred compensation	—	—	—	—	—	—	—	668	668
Common stock acquired	—	—	—	—	1,968	(18,139)	—	—	(18,139)
Equity awards granted, net	1,265	316	(588)	—	—	—	—	—	(272)
ESOP purchase of common stock	—	—	—	—	—	—	—	(19,973)	(19,973)
ESOP allocation of common stock	—	—	173	—	—	—	—	—	173
Stock-based compensation	—	—	8,956	—	—	—	—	—	8,956
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(25,306)	—	(25,306)
Balance at 9/30/2011	76,184	$19,046	$471,928	$424,153	14,434	$(231,699)	$(7,724)	$(23,796)	$651,908

Net income	—	—	—	17,011	—	—	—	—	17,011
Dividend	—	—	—	(4,743)	—	—	—	—	(4,743)
Tax effect from exercise/vesting of equity awards, net	—	—	834	—	—	—	—	—	834
Amortization of deferred compensation	—	—	—	—	—	—	—	2,031	2,031
Common stock acquired	—	—	—	—	1,187	(10,382)	—	—	(10,382)
Equity awards granted, net	325	81	(1,064)	—	—	—	—	—	(983)
ESOP allocation of common stock	—	—	(128)	—	—	—	—	—	(128)
Stock-based compensation	—	—	10,439	—	—	—	—	—	10,439
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(11,835)	—	(11,835)
Balance at 9/30/2012	76,509	$19,127	$482,009	$436,421	15,621	$(242,081)	$(19,559)	$(21,765)	$654,152

Net income	—	—	—	3,767	—	—	—	—	3,767
Dividend	—	—	—	(5,825)	—	—	—	—	(5,825)
Tax effect from exercise/vesting of equity awards, net	—	—	150	—	—	—	—	—	150
Amortization of deferred compensation	—	—	—	—	—	—	—	1,991	1,991
Common stock acquired	—	—	—	—	2,906	(32,521)	—	—	(32,521)
Equity awards granted, net	1,107	277	(472)	—	—	—	—	—	(195)
ESOP allocation of common stock	—	—	230	—	—	—	—	—	230
Stock-based compensation	—	—	12,495	—	—	—	—	—	12,495
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	16,220	—	16,220
Balance at 9/30/2013	77,616	$19,404	$494,412	$434,363	18,527	$(274,602)	$(3,339)	$(19,774)	$650,464

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

Earnings (Loss) per share

Due to rounding, the sum of earnings per share of Continuing operations and Discontinued operations may not equal earnings per share of Net income.

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(US dollars and non US currencies in thousands, except per share data)

Discontinued operations – Installation Services

In 2008, as a result of the downturn in the residential housing market, Griffon exited substantially all operating activities of its Installation Services segment which sold, installed and serviced garage doors and openers, fireplaces, floor coverings, cabinetry and a range of related building products, primarily for the new residential housing market. Operating results of substantially all of this segment have been reported as discontinued operations in the Consolidated Statements of Operations and Comprehensive Income (Loss) for all periods presented; the Installation Services segment is excluded from segment reporting.

At September 30, 2013, Griffon’s assets and liabilities for discontinued operations primarily related to income taxes and product liability, warranty and environmental reserves.

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

Cash and equivalents

Griffon considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash equivalents primarily consist of overnight commercial paper, highly-rated liquid money market funds backed by U.S. Treasury securities and U.S. Agency securities, as well as insured bank deposits. Griffon had cash in non-U.S. bank accounts of approximately $21,400 and $15,900 at September 30, 2013 and 2012, respectively. Substantially all U.S. cash and equivalents are covered by government insurance or backed by government securities. Griffon regularly evaluates the financial stability of all institutions and funds that hold its cash and equivalents.

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

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(US dollars and non US currencies in thousands, except per share data)

The fair values of Griffon’s 2018 senior notes and 2017 4% convertible notes approximated $583,000 and $112,600, respectively, on September 30, 2013. Fair values were based upon quoted market prices (level 1 inputs).

Insurance contracts with a value of $3,789 and $4,183 and trading securities with a value of $1,194 and $697 at September 30, 2013 and 2012, respectively, are measured and recorded at fair value based upon quoted prices in active markets for identical assets (level 2 inputs) and are included in Other current assets on the consolidated balance sheet.

Items Measured at Fair Value on a Recurring Basis

In the normal course of business, Griffon’s operations are exposed to the effect of changes in foreign currency exchange rates. In order to manage these risks, Griffon may enter into various derivative contracts such as foreign currency exchange contracts, including forwards and options. During 2013, Griffon entered into several such contracts in order to lock into a foreign currency rate for planned settlements of inter-company liabilities payable in USD. At inception, these hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in Other comprehensive income (loss) and Prepaid and other current assets until settlement. Upon settlement, gains and losses were recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) as Other income. A gain of $81 was recorded in Other Income in 2013 for the settled contacts and there were no unsettled contracts that qualify for hedge accounting as of September 30, 2013.

At September 30, 2013, Griffon had $750 of Australian dollar contracts at a weighted average rate of $1.07.  The contracts, which protect Australia operations from currency fluctuations for U.S. dollar based purchases, do not qualify for hedge accounting and a fair value loss of $46 was recorded in Accrued liabilities and to Other income, net for the outstanding contracts, based on similar contract values (level 2 inputs), for the year ended September 30, 2013, respectively.  All contracts expire in 15 to 90 days.

Pension plan assets with a fair value of $153,731 at September 30, 2013, are measured and recorded at fair value based upon quoted prices in active markets for identical assets (level 1 inputs), quoted market prices for similar assets (level 2 inputs) and derived from audited financial statements (level 3 inputs).

Non-U.S. currency translation

Assets and liabilities of non-U.S. subsidiaries, where the functional currency is not the U.S. dollar, have been translated at year-end exchange rates and profit and loss accounts have been translated using weighted average exchange rates. Adjustments resulting from currency translation have been recorded in the equity section of the balance sheet in Accumulated other comprehensive loss as cumulative translation adjustments. Cumulative translation adjustments were $20,113 and $23,202 at September 30, 2013 and 2012, respectively. Assets and liabilities of an entity that are denominated in currencies other than that entity’s functional currency are remeasured into the functional currency using period end exchange rates, or historical rates where applicable to certain balances. Gains and losses arising on remeasurements are recorded within the Consolidated Statement of Operations and Comprehensive Income (Loss) as a component of Other income (expense).

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

Revenue and profits on cost-reimbursable type contracts are recognized as allowable costs, and are incurred on the contract at an amount equal to the allowable costs plus the estimated profit on those costs. The estimated profit on a cost-reimbursable contract may be fixed or variable based on the contractual fee arrangement. Incentive and award fees on these contracts are recorded as revenue when the criteria under which they are earned are reasonably assured of being met and can be estimated.

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

From time to time, Telephonics may combine contracts if they are negotiated together, have specific requirements to combine, or are otherwise closely related. Contracts are segmented based on customer requirements.

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(US dollars and non US currencies in thousands, except per share data)

Accounts receivable, allowance for doubtful accounts and concentrations of credit risk

Accounts receivable is composed principally of trade accounts receivable that arise primarily from the sale of goods or services on account and is stated at historical cost. A substantial portion of Griffon’s trade receivables are from customers of HBP, of which the largest customer is Home Depot, whose financial condition is dependent on the construction and related retail sectors of the economy. In addition, a significant portion of Griffon’s trade receivables are from one Plastics customer, P&G, whose financial condition is dependent on the consumer products and related sectors of the economy. As a percentage of consolidated accounts receivable, U.S. Government related programs were 19%, P&G was 12% and Home Depot was 10%. Griffon performs continuing evaluations of the financial condition of its customers, and although Griffon generally does not require collateral, letters of credit may be required from customers in certain circumstances.

Trade receivables are recorded at the stated amount, less allowance for doubtful accounts and, when appropriate, for customer program reserves and cash discounts. The allowance represents estimated uncollectible receivables associated with potential customer defaults on contractual obligations (usually due to customers’ potential insolvency). The allowance for doubtful accounts includes amounts for certain customers where a risk of default has been specifically identified, as well as an amount for customer defaults based on a formula when it is determined the risk of some default is probable and estimable, but cannot yet be associated with specific customers. The provision related to the allowance for doubtful accounts is recorded in SG&A expenses. The Company writes-off accounts receivable when they are deemed to be uncollectible.

Customer program reserves and cash discounts are netted against accounts receivable when it is customer practice to reduce invoices for these amounts. The amount netted against accounts receivable in 2013 and 2012 was $6,556 and $8,653, respectively.

Contract costs and recognized income not yet billed

Contract costs and recognized income not yet billed consists of amounts accounted for under the percentage of completion method of accounting, recoverable costs and accrued profit that cannot yet be invoiced under the terms of certain long-term contracts. Amounts will be invoiced when applicable contract terms, such as the achievement of specified milestones or product delivery, are met.

Inventories

Inventories, stated at the lower of cost (first-in, first-out or average) or market, include material, labor and manufacturing overhead costs.

Griffon’s businesses typically do not require inventory that is susceptible to becoming obsolete or dated. In general, Telephonics sells products in connection with programs authorized and approved under contracts awarded by the U.S. Government or agencies thereof and in accordance with customer specifications. Plastics primarily produces fabricated materials used by customers in the production of their products and these materials are produced against orders from those customers. HBP produces doors and non-powered lawn and garden tools in response to orders from customers of retailers and dealers or based on expected orders, as applicable.

Property, plant and equipment

Property, plant and equipment includes the historical cost of land, buildings, equipment and significant improvements to existing plant and equipment. Expenditures for maintenance, repairs and minor renewals are expensed as incurred. When property or equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and the gain or loss is recognized.

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(US dollars and non US currencies in thousands, except per share data)

Depreciation expense, which includes amortization of assets under capital leases, was $62,911, $58,216 and $52,844 for the years ended September 30, 2013, 2012 and 2011, respectively, and was calculated on a straight-line basis over the estimated useful lives of the assets. Estimated useful lives for property, plant and equipment are as follows: buildings and building improvements, 25 to 40 years; machinery and equipment, 2 to 15 years and leasehold improvements, over the term of the lease or life of the improvement, whichever is shorter.

Capitalized interest costs included in Property, plant and equipment were $4,030, $2,975 and $2,250 for the years ended September 30, 2013, 2012 and 2011, respectively. The original cost of fully-depreciated property, plant and equipment remaining in use at September 30, 2013 was approximately $216,000.

Goodwill and indefinite-lived intangibles

Goodwill is the excess of the acquisition cost of a business over the fair value of the identifiable net assets acquired. Goodwill is not amortized, but is subject to an annual impairment test unless during an interim period, impairment indicators, such as a significant change in the business climate, exist.

Griffon performed its annual impairment testing of goodwill as of September 30, 2013. The performance of the test involves a two-step process. The first step involves comparing the fair value of Griffon’s reporting units with the reporting unit’s carrying amount, including goodwill. Griffon generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the present value of expected future cash flows. This method uses market assumptions specific to Griffon’s reporting units. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, Griffon performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.

Griffon defines its reporting units as its three segments.

Griffon used five year projections and a 3.0% terminal value to which discount rates between 9% and 11.25% were applied to calculate each unit’s fair value. To substantiate fair values derived from the income approach methodology of valuation, the implied fair value was reconciled to Griffon’s market capitalization, the results of which supported the implied fair values. Any changes in key assumptions or management judgment with respect to a reporting unit or its prospects, which may result from a decline in Griffon’s stock price, a change in market conditions, market trends, interest rates or other factors outside Griffon’s control, or significant underperformance relative to historical or project future operating results, could result in a significantly different estimate of the fair value of the reporting units, which could result in a future impairment charge.

Based upon the results of the annual impairment review, it was determined that the fair value of each reporting unit substantially exceeded the carrying value of the assets, as performed under step one, and no impairment existed.

Similar to goodwill, Griffon tests indefinite-lived intangible assets at least annually and when indicators of impairment exist. Griffon uses a discounted cash flow method to calculate and compare the fair value of the intangible to its book value. This method uses market assumptions specific to Griffon’s reporting units, which are reasonable and supportable. If the fair value is less than the book value of the indefinite-lived intangibles, an impairment charge would be recognized.

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(US dollars and non US currencies in thousands, except per share data) Griffon. Griffon accrues for claim exposures that are probable of occurrence and can be reasonably estimated. Insurance is maintained to transfer risk beyond the level of self-retention and provides protection on both an individual claim and annual aggregate basis.

There was no impairment related to any goodwill or indefinite-lived intangible assets in 2013, 2012 or 2011.

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

There were no indicators of impairment during the three years ending September 30, 2013.

Income taxes

Income taxes are accounted for under the liability method. Deferred taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts. The carrying value of Griffon’s deferred tax assets is dependent upon Griffon’s ability to generate sufficient future taxable income in certain tax jurisdictions. Should Griffon determine that it is more likely than not that some portion of the deferred tax assets will not be realized, a valuation allowance against the deferred tax assets would be established in the period such determination was made.

Griffon provides for uncertain tax positions and any related interest and penalties based upon Management’s assessment of whether a tax benefit is more likely than not of being sustained upon examination by tax authorities. At September 30, 2013 Griffon believes that it has appropriately accounted for all unrecognized tax benefits. As of September 30, 2013, 2012 and 2011, Griffon has recorded unrecognized tax benefits in the amount of $10,520, $11,876 and $12,910, respectively. Accrued interest and penalties related to income tax matters are recorded in the provision for income taxes.

Research and development costs, shipping and handling costs and advertising costs

Research and development costs not recoverable under contractual arrangements are charged to SG&A expense as incurred and amounted to $22,400, $23,600 and $23,900 in 2013, 2012 and 2011, respectively.

Selling, general and administrative (“SG&A”) expenses include shipping and handling costs of $39,600 in 2013, $40,200 in 2012 and $41,600 in 2011 and advertising costs, which are expensed as incurred, of $23,000 in 2013, $22,000 in 2012 and $23,000 in 2011.

Risk, retention and insurance

Griffon’s property and casualty insurance programs contain various deductibles that, based on Griffon’s experience, are reasonable and customary for a company of its size and risk profile. Griffon generally maintains deductibles for claims and liabilities related primarily to workers’ compensation, general, product and automobile liability as well as property damage and business interruption losses resulting from certain events. Griffon does not consider any of the deductibles to represent a material risk to Griffin, Griffon accrues for claim exposures that are probable of occurence and can be reasonably estimated. Insurance is maintained to transfer risk beyond the level of self-retention and provides protection on both an individual claim and annual aggregate basis.

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(US dollars and non US currencies in thousands, except per share data) beginning in 2015 and is not expected to have a material impact on the Company’s financial condition or results of operations.

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

Griffon has local insurance coverage in Germany, Canada, Brazil, Australia, Turkey, China, Sweden, and Mexico. Griffon has worldwide excess coverage above these local programs.

Griffon Corporation and its U.S. subsidiaries also self insures health related claims to a maximum of $300 per participant, per year.

Pension benefits

Griffon sponsors defined and supplemental benefit pension plans for certain active and retired employees. Annual amounts relating to these plans are recorded based on actuarial projections, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases and turnover rates. The actuarial assumptions used to determine pension liabilities and assets, as well as pension expense, are reviewed on an annual basis when modifications to assumptions are made based on current economic conditions and trends. The expected return on plan assets is determined based on the nature of the plans’ investments and expectations for long-term rates of return. The discount rate used to measure obligations is based on a corporate bond spot-rate yield curve that matches projected future benefit payments with the appropriate spot rate applicable to the timing of the projected future benefit payments. The assumptions utilized in recording Griffon’s obligations under the defined benefit pension plans are believed to be reasonable based on experience and advice from independent actuaries; however, differences in actual experience or changes in the assumptions may materially affect Griffon’s financial position or results of operations.

The U.S. components of the defined benefit plans, which excludes the supplemental and post retirement healthcare and insurance benefit plans, are frozen and have ceased accruing benefits.

Newly issued but not yet effective accounting pronouncements

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

In July 2013, the FASB issued new accounting guidance requiring an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss or tax credit carryforward, except for instances when the carryforward is not available to settle any additional income taxes and an entity does not intend to use the deferred tax benefit for these purposes. In these circumstances, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for the Company beginning in 2015 and is not expected to have a material impact on the Company’s financial condition or results of operations.

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(US dollars and non US currencies in thousands, except per share data)

Recently issued effective accounting pronouncements

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

NOTE 2 — ACQUISITIONS

On October 17, 2011, Griffon acquired the pots and planters business of Southern Sales & Marketing Group, Inc. (“SSMG”) for $22,432. The acquired business, which markets its products under the Southern Patio brand name (“Southern Patio”), is a leading designer, manufacturer and marketer of landscape accessories. Southern Patio, which, upon acquisition, was integrated with ATT, had revenue exceeding $40,000 in 2011.

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

The amounts assigned to goodwill and major intangible asset classifications, all of which are tax deductible, for the Southern Patio acquisition are as follows:

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(US dollars and non US currencies in thousands, except per share data)

		Amortization
		Period (Years)
Goodwill	$4,655	N/A
Tradenames	2,611	Indefinite
Customer relationships	11,077	25
	$18,343

NOTE 3 — INVENTORIES

The following table details the components of inventory:

	At September 30,	At September 30,
	2013	2012
Raw materials and supplies	$65,560	$63,596
Work in process	63,930	67,077
Finished goods	100,630	127,195
Total	$230,120	$257,868

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT

The following table details the components of property, plant and equipment, net:

	At September 30,	At September 30,
	2013	2012
Land, building and building improvements	$130,905	$125,330
Machinery and equipment	661,094	622,983
Leasehold improvements	35,884	34,890
	827,883	783,203
Accumulated depreciation and amortization	(474,290)	(426,324)
Total	$353,593	$356,879

NOTE 5 — GOODWILL AND OTHER INTANGIBLES

The following table provides changes in carrying value of goodwill by segment through the year ended September 30, 2013:

	At September 30, 2011	Goodwill from 2012 acquisitions	Other adjustments including currency translations	At September 30, 2012	Other adjustments including currency translations	At September 30, 2013
Home & Building Products	$265,147	$4,655	$—	$269,802	$—	$269,802
Telephonics	18,545	—	—	18,545	—	18,545
Plastics	74,196	—	(4,171)	70,025	(642)	69,383
Total	$357,888	$4,655	$(4,171)	$358,372	$(642)	$357,730

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(US dollars and non US currencies in thousands, except per share data)

	At September 30, 2013			At September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization

Customer relationships	$166,985	$29,049	25	$167,603	$21,799
Unpatented technology	6,804	2,916	12.5	6,751	2,334
Total amortizable intangible assets	173,789	31,965		174,354	24,133
Trademarks	79,567	—		80,252	—
Total intangible assets	$253,356	$31,965		$254,606	$24,133

Amortization expense for intangible assets subject to amortization was $7,837, $8,048 and $7,867 for the years ended September 30, 2013, 2012 and 2011, respectively. Amortization expense for each of the next five years and thereafter, based on current intangible balances and classifications, is estimated as follows: 2014 - $7,513; 2015 - $7,357; 2016 - $7,244; 2017 - $7,164 and 2018 - $7,092; thereafter - $105,454.

NOTE 6 — DISCONTINUED OPERATIONS

In 2008, as a result of the downturn in the residential housing market, Griffon exited substantially all operating activities of its Installation Services segment which sold, installed and serviced garage doors and openers, fireplaces, floor coverings, cabinetry and a range of related building products, primarily for the new residential housing market. Operating results of substantially all of this segment have been reported as discontinued operations in the Consolidated Statements of Operations and Comprehensive Income (Loss) for all periods presented; the Installation Services segment is excluded from segment reporting.

In 2008, Griffon’s Board of Directors approved a plan to exit substantially all operating activities of the Installation Services segment. In 2008, Griffon sold eleven units, closed one unit and merged two units into CBP.

Griffon substantially concluded its remaining disposal activities in 2009. There was no reported revenue in 2013, 2012 and 2011.

In 2013, the Company recorded a $4,651 charge to discontinued operations increasing environmental and casualty insurance reserves. A portion of this charge relates to ongoing and potential future homeowner association claims related to the former Installation Services business; claims experience has been greater than anticipated when reserves were initially established in 2008. The adjustment to environmental reserves relates to changes in status of and approach to cleanup requirements for businesses that were discontinued several years ago.

At September 30, 2013, Griffon’s assets and liabilities for discontinued operations primarily related to income taxes and product liability, warranty and environmental reserves.

The following amounts related primarily to the Installation Services segment have been segregated from Griffon’s continuing operations and are reported as assets and liabilities of discontinued operations in the consolidated balance sheets:

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

	At September 30, 2013	At September 30, 2012
Assets of discontinued operations:
Prepaid and other current assets	$1,214	$587
Other long-term assets	3,075	2,936
Total assets of discontinued operations	$4,289	$3,523

Liabilities of discontinued operations:
Accrued liabilities, current	$3,288	$3,639
Other long-term liabilities	4,744	3,643
Total liabilities of discontinued operations	$8,032	$7,282

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

NOTE 7 — ACCRUED LIABILITIES

The following table details the components of accrued liabilities:

	At September 30, 2013	At September 30, 2012
Compensation	$44,771	$42,637
Interest	20,616	20,588
Warranties and rebates	10,245	10,589
Insurance	7,511	8,373
Rent, utilities and freight	2,224	3,649
Income and other taxes	5,045	4,072
Royalties	343	2,071
Marketing and advertising	1,985	1,513
Deferred income taxes	—	129
Restructuring	3,857	3,640
Other	10,146	13,076
Total	$106,743	$110,337

NOTE 8 – RESTRUCTURING AND OTHER RELATED CHARGES

In January 2013, ATT announced its intention to close certain of its manufacturing facilities and consolidate affected operations primarily into its Camp Hill and Carlisle, PA locations. The intended actions, to be completed by the end of calendar 2014, will improve manufacturing and distribution efficiencies, allow for in-sourcing of certain production currently performed by third party suppliers, and improve material flow and absorption of fixed costs.

ATT anticipates incurring pre-tax restructuring and related exit costs approximating $8,000, comprised of cash charges of $4,000 and non-cash, asset-related charges of $4,000; the cash charges will include $3,000 for one-time termination benefits and other personnel-related costs and $1,000 for facility exit costs. ATT expects $20,000 in capital expenditures in connection with this initiative and, to date, has incurred $6,553 and $11,937 in restructuring costs and capital expenditures, respectively.

In 2013, 2012 and 2011, HBP recognized $7,739, $874 and $4,497, respectively, in restructuring and other related exit costs. In 2013, restructuring and other related charges primarily related to one-time termination benefits, facility costs, other personnel costs and asset impairment charges related to the ATT and BPC plant consolidation initiatives. In 2012 and 2011, ATT restructuring and other related exit costs primarily related to termination benefits for operating personnel due to the closing of the Bernie, MO facility and other administrative personnel. Over the three years, headcount was reduced by 144.

During 2013, BPC completed the consolidation of its Auburn, Washington facility into its Russia, Ohio facility.

In June 2009, BPC undertook to consolidate its manufacturing facilities. These actions were completed in 2011. CBP incurred total pre-tax exit and restructuring costs approximating $9,031, substantially all of which were cash charges; charges include $1,160 for one-time termination benefits and other personnel costs, $210 for excess facilities and related costs, and $7,661 for other exit costs, primarily in connection with production realignment, and had $10,365 of capital expenditures. The restructuring costs were $3,611 in 2011 and $4,180 in 2010.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

During 2013, Plastics Europe undertook to exit low margin businesses and eliminate approximately 80 positions, resulting in a restructuring cash charge of $4,773. These actions were essentially complete at September 30, 2013.

During 2013, Telephonics recognized $750 in restructuring costs in connection with the termination of a facility lease. The facility was vacated as a result of the headcount reductions and changes in organizational structure undertaken by Telephonics in the past two years. In 2012 and 2011, Telephonics recognized $3,815 and $3,046 of restructuring charges primarily related to two separate voluntary early retirement plan and other restructuring costs, reducing headcount by 185 over the two year period.

A summary of the restructuring and other related charges included in the line item “Restructuring and other related charges” in the Consolidated Statements of Operations recognized for 2011, 2012 and 2013 were as follows:

	Workforce Reduction	Facilities & Exit Costs	Other Related Costs	Non-cash Facility and Other	Total
Amounts incurred in the year ended:
September 30, 2011	$3,789	$1,809	$1,945	$—	$7,543
September 30, 2012	4,204	379	106	—	4,689
September 30, 2013	5,649	1,668	1,629	4,316	13,262

The activity in the restructuring accrual recorded in Accrued liabilities consisted of the following:

	Workforce Reduction	Facilities & Exit Costs	Other Related Costs	Total

Accrued liability at September 30, 2011	$2,657	$—	$—	$2,657
Charges	4,204	379	106	4,689
Payments	(3,361)	(239)	(106)	(3,706)
Accrued liability at September 30, 2012	$3,500	$140	$—	$3,640
Charges	5,649	1,668	1,629	8,946
Payments	(6,092)	(1,415)	(1,222)	(8,729)
Accrued liability at September 30, 2013	$3,057	$393	$407	$3,857

NOTE 9 – WARRANTY LIABILITY

Telephonics offers warranties against product defects for periods generally ranging from one to two years, depending on the specific product and terms of the customer purchase agreement. Typical warranties require Telephonics to repair or replace the defective products during the warranty period at no cost to the customer. At the time revenue is recognized, Griffon records a liability for warranty costs, estimated based on historical experience, and periodically assesses its warranty obligations and adjusts the liability as necessary. ATT offers an express limited warranty for a period of ninety days on all products unless otherwise stated on the product or packaging from the date of original purchase.

Changes in Griffon’s warranty liability, included in Accrued liabilities, were as follows:

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

	Years Ended September 30,
	2013	2012
Balance, beginning of period	$8,856	$7,963
Warranties issued and changes in estimated pre-existing warranties	2,331	6,088
Actual warranty costs incurred	(4,538)	(5,195)
Balance, end of period	$6,649	$8,856

NOTE 10 — NOTES PAYABLE, CAPITALIZED LEASES AND LONG-TERM DEBT

The present value of the net minimum payments on capitalized leases as of September 30, 2013 was follows:

At September 30, 2013
Total minimum lease payments	$11,972
Less amount representing interest payments	(2,128)
Present value of net minimum lease payments	9,844
Current portion	(1,106)
Capitalized lease obligation, less current portion	$8,738

Minimum payments under capital leases for the next five years are as follows: $1,579 in 2014, $1,550 in 2015, $1,511 in 2016, $1,437 in 2017, $1,425 in 2018 and $4,470 thereafter.

Included in the consolidated balance sheet at September 30, 2013 under Property, plant and equipment are costs and accumulated depreciation subject to capitalized leases of $15,304 and $5,460, respectively, and included in Other assets are deferred interest charges of $207. Included in the consolidated balance sheet at September 30, 2012 under property, plant and equipment are costs and accumulated depreciation subject to capitalized leases of $15,342 and $4,414, respectively, and included in other assets are deferred interest charges of $232. The capitalized leases carry interest rates from 5% to 10% and mature from 2014 through 2022. Amortization expense was $1,605, $1,598, and $1,663 in 2013, 2012 and 2011, respectively.

In October 2006, a subsidiary of Griffon entered into a capital lease totaling $14,290 for real estate it occupies in Troy, Ohio. Approximately $10,000 was used to acquire the building and the remaining amount was used for improvements. The lease matures in 2022, bears interest at a fixed rate of 5.0%, is secured by a mortgage on the real estate and is guaranteed by Griffon.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Debt at September 30, 2013 and 2012 consisted of the following:

		At September 30, 2013
		Outstanding Balance	Original Issuer Discount	Balance Sheet	Capitalized Fees & Expenses	Coupon Interest Rate
Senior notes due 2018	(a)	$550,000	$—	$550,000	$7,328	7.100%
Revolver due 2018	(a)	—	—	—	2,425	n/a
Convert. debt due 2017	(b)	100,000	(13,246)	86,754	1,478	4.000%
Real estate mortgages	(c)	13,212	—	13,212	185	n/a
ESOP Loans	(d)	21,098	—	21,098	24	n/a
Capital lease - real estate	(e)	9,529	—	9,529	207	5.000%
Term loan due 2013	(f)	2,704	—	2,704	23	n/a
Revolver due 2013	(f)	—	—	—	—	n/a
Foreign lines of credit	(g)	4,606	—	4,606	—	n/a
Foreign term loan	(g)	411	—	411	4	n/a
Other long term debt	(h)	941	—	941	—	n/a
Totals		702,501	(13,246)	689,255	$11,674
less: Current portion		(10,768)	—	(10,768)
Long-term debt		$691,733	$(13,246)	$678,487

		At September 30, 2012
		Outstanding Balance	Original Issuer Discount	Balance Sheet	Capitalized Fees & Expenses	Coupon Interest Rate
Senior notes due 2018	(a)	$550,000	$—	$550,000	$8,862	7.125%
Revolver due 2016	(a)	—	—	—	2,175	n/a
Convert. debt due 2017	(b)	100,000	(16,607)	83,393	1,921	4.000%
Real estate mortgages	(c)	14,063	—	14,063	271	n/a
ESOP Loans	(d)	22,723	—	22,723	32	n/a
Capital lease - real estate	(e)	10,455	—	10,455	232	5.000%
Term loan due 2013	(f)	12,873	—	12,873	107	n/a
Revolver due 2013	(f)	—	—	—	—	n/a
Foreign lines of credit	(g)	2,064	—	2,064	—	n/a
Foreign term loan	(g)	2,693	—	2,693	19	n/a
Other long term debt	(h)	1,346	—	1,346	—
Totals		716,217	(16,607)	699,610	$13,619
less: Current portion		(17,703)	—	(17,703)
Long-term debt		$698,514	$(16,607)	$681,907

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Interest expense consists of the following for the years ended September 30, 2013, 2012 and 2011.

		Year Ended September 30, 2013
		Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense
Senior notes due 2018	(a)	7.4%	$39,188	$—	$1,626	$40,814
Revolver due 2018	(a)	n/a	785	—	582	1,367
Convert. debt due 2017	(b)	9.1%	4,000	3,361	443	7,804
Real estate mortgages	(c)	4.9%	538	—	86	624
ESOP Loans	(d)	2.9%	628	—	8	636
Capital lease - real estate	(e)	5.3%	504	—	25	529
Term loan due 2013	(f)	3.9%	271	—	87	358
Revolver due 2013	(f)	0.5%	68	—	—	68
Foreign lines of credit	(g)	12.9%	520	—	—	520
Foreign term loan	(g)	9.8%	216	—	14	230
Other long term debt	(h)		553	—	—	553
Capitalized interest			(983)	—	—	(983)
Totals			$46,288	$3,361	$2,871	$52,520

		Year Ended September 30, 2012
		Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense
Senior notes due 2018	(a)	7.4%	$39,188	$—	$1,623	$40,811
Revolver due 2016	(a)	n/a	881	—	622	1,503
Convert. debt due 2017	(b)	9.2%	4,000	3,086	443	7,529
Real estate mortgages	(c)	4.0%	575	—	86	661
ESOP Loans	(d)	3.0%	707	—	6	713
Capital lease - real estate	(e)	5.3%	551	—	25	576
Term loan due 2013	(f)	5.0%	831	—	87	918
Foreign lines of credit	(g)	14.3%	228	—	—	228
Foreign term loan	(g)	10.5%	238	—	11	249
Other long term debt	(h)		680	—	34	714
Capitalized interest			(1,895)	—	—	(1,895)
Totals			$45,984	$3,086	$2,937	$52,007

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

		Year Ended September 30, 2011
		Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense
Senior notes due 2018	(a)	7.4%	$21,118	$—	$881	$21,999
Revolver due 2016	(a)	n/a	—	—	332	332
Convert. debt due 2017	(b)	9.0%	3,944	2,832	443	7,219
Real estate mortgages	(c)	5.6%	761	—	86	847
ESOP Loans	(d)	2.7%	345	—	67	412
Capital lease - real estate	(e)	5.3%	602	—	26	628
Term loan due 2013	(f)	n/a	338	—	71	409
Revolver due 2013	(f)	1.2%	160	—	79	239
Foreign lines of credit	(g)	3.0%	91	—	—	91
Foreign term loan	(g)	n/a	—	—	—	—
Term loan due 2016	(i)	9.5%	13,405	572	838	14,815
Asset based loan	(i)	6.2%	1,076	58	341	1,475
Other long term debt	(h)		214	—	107	321
Capitalized interest			(941)	—	—	(941)
Totals			$41,113	$3,462	$3,271	$47,846

Minimum payments under debt agreements for the next five years are as follows: $10,768 in 2014, $6,488 in 2015, $17,863 in 2016, $112,048 in 2017, $551,207 in 2018 and $4,127 thereafter.

(a)	On March 17, 2011, in an unregistered offering through a private placement under Rule 144A, Griffon issued, at par, $550,000 of 7.125% Senior Notes due in 2018 (“Senior Notes”); interest is payable semi-annually. On August 9, 2011, Griffon exchanged all of the Senior Notes for substantially identical Senior Notes registered under the Securities Act of 1933 via an exchange offer.

Proceeds from the Senior Notes were used to pay down outstanding borrowings under a senior secured term loan facility and two senior secured revolving credit facilities of certain of the Company’s subsidiaries. The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions.

On March 28, 2013, Griffon amended and increased the amount available under its Revolving Credit Facility (“Credit Agreement”) from $200,000 to $225,000 and extended its maturity from March 18, 2016 to March 28, 2018 (except that if the Company’s 7-1/8 Senior Notes due 2018 are still outstanding on October 1, 2017, the Facility will mature on October 1, 2017). The facility includes a letter of credit sub-facility with a limit of $60,000, a multi-currency sub-facility of $50,000 and a swingline sub-facility with a limit of $30,000. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility or the occurrence of a default or event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, in each case without a floor, plus an applicable margin, which adjusts based on financial performance. The current margins are 1.00% for base rate loans and 2.00% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio as well as customary affirmative and negative covenants and events of default. The Credit Agreement also includes certain restrictions, such as limitations on the incurrence of indebtedness and liens and the making of restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all assets of the Company and the guarantors and a pledge of not greater than two-thirds of the equity interest in each of Griffon’s material, first-tier foreign subsidiaries.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

At September 30, 2013, there were $25,457 of standby letters of credit outstanding under the Credit Agreement; $199,543 was available, subject to certain covenants, for borrowing at that date.

(b)	On December 21, 2009, Griffon issued $100,000 principal of 4% convertible subordinated notes due 2017 (the “2017 Notes”). The current conversion rate of the 2017 Notes is 67.8495 shares of Griffon’s common stock per $1,000 principal amount of notes, corresponding to a conversion price of $14.74 per share. When a cash dividend is declared that would result in an adjustment to the conversion ratio of less than 1%, any adjustment to the conversion ratio is deferred until the first to occur of (i) actual conversion; (ii) the 42nd trading day prior to maturity of the notes; and (iii) such time as the cumulative adjustment equals or exceeds 1%. As of September 30, 2013, aggregate dividends since the last conversion price adjustment of $0.075 per share would have resulted in an adjustment to the conversion ratio of approximately 0.66%. At both September 30, 2013 and 2012, the 2017 Notes had a capital in excess of par component, net of tax, of $15,720.

(c)	On December 20, 2010, Griffon entered into two second lien real estate mortgages to secure new loans totaling $11,834. The loans mature in February 2016, are collateralized by the related properties and are guaranteed by Griffon. The loans bear interest at a rate of LIBOR plus 3% with the option to swap to a fixed rate. On October 21, 2013, Griffon refinanced these real estate mortgages with total principal of $17,175, maturing in October 2018 and bearing interest at LIBOR plus 2.75%.

Griffon has other real estate mortgages, collateralized by real property, which bear interest at 6.3% and mature in 2016.

(d)	Griffon’s Employee Stock Ownership Plan (“ESOP”) entered into a loan agreement in August 2010 to borrow $20,000 over a one-year period. The proceeds were used to purchase 1,874,737 shares of Griffon common stock in the open market for $19,973. The loan bears interest at a) LIBOR plus 2.5% or b) the lender’s prime rate, at Griffon’s option. In November 2011, Griffon exercised an option to convert the outstanding loan to a five-year term loan; principal is payable in quarterly installments of $250, beginning December 2011, with a balloon payment of $15,223 due at maturity (November 2016). The loan is secured by shares purchased with the proceeds of the loan, and repayment is guaranteed by Griffon. At September 30, 2013, $17,973 was outstanding.

In addition, the ESOP is party to a loan agreement which requires quarterly principal payments of $156 and interest through the extended expiration date of December 2013, at which time the $3,125 balance of the loan, and any outstanding interest, will be payable. Griffon has the intent and ability to refinance the December 2013 balance and has classified the balance in Long-Term Debt. The primary purpose of this loan was to purchase 547,605 shares of Griffon’s common stock in October 2008. The loan is secured by shares purchased with the proceeds of the loan and repayment is guaranteed by Griffon. The loan bears interest at rates based upon the prime rate or LIBOR. At September 30, 2013, $3,125 was outstanding and classified as long-term debt as the Company has the intent and ability to refinance in 2014.

(e)	In October 2006, CBP entered into a capital lease totaling $14,290 for real estate in Troy, Ohio. The lease matures in 2022, bears interest at a fixed rate of 5.0%, is secured by a mortgage on the real estate and is guaranteed by Griffon.

(f)	In November 2010, Clopay Europe GMBH (“Clopay Europe”) entered into a €10,000 revolving credit facility and a €20,000 term loan. The facility accrues interest at EURIBOR plus 2.45% per annum and the term loan accrues interest at EURIBOR plus 2.20% per annum. The revolving facility matures in November 2013, but is renewable upon mutual agreement with the bank. In July 2011, the full €20,000 was drawn on the term loan, with a portion of the proceeds used to repay borrowings under the revolving credit facility. The term loan is payable in ten equal quarterly installments which began in September 2011, with maturity in December 2013. Under the term loan, Clopay Europe is required to maintain a certain minimum equity to assets ratio and keep leverage below a certain level, defined as the ratio of total debt to EBITDA.
75

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

(g)	In February 2012, Clopay do Brazil, a subsidiary of Plastics, borrowed $4,000 at a rate of 104.5% of Brazilian CDI (9.10% at September 30, 2013). The loan was used to refinance existing loans, is collateralized by accounts receivable and a 50% guaranty by Plastics and is to be repaid in four equal, semi-annual installments of principal plus accrued interest beginning in August 2012. Clopay do Brazil also maintains lines of credit of approximately $4,950. Interest on borrowings accrue at a rate of Brazilian CDI plus 6.0% (15.23% at September 30, 2013). At September 30, 2013 there was approximately $4,600 borrowed under the lines.

In November 2012, Garant G.P. (“Garant”) entered into a CAD $15,000 revolving credit facility. The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (1.48% LIBOR USD and 2.46% Bankers Acceptance Rate CDN as of September 30, 2013). The revolving facility matures in November 2015. Garant is required to maintain a certain minimum equity. At September 30, 2013, there were no borrowings under the revolving credit facility with CAD $15,000 available for borrowing

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

At September 30, 2013, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements.

In 2011, in connection with the termination of a previously existing term loan, asset-backed credit facility and cash flow facility, Griffon recorded a $26,164 loss on extinguishment of debt consisting of $21,617 of deferred financing charges and original issuer discounts, a call premium of $3,703 on the term loan, and $844 of swap and other breakage costs.

NOTE 11 – EMPLOYEE BENEFIT PLANS

Griffon offers defined contribution plans to most of its U.S. employees. In addition to employee contributions to the plans, Griffon makes contributions based upon various percentages of compensation and/or employee contributions, which were $6,950 in 2013, $7,300 in 2012 and $7,500 in 2011.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

The Company also provides healthcare and life insurance benefits for certain groups of retirees through several plans. For certain employees, the benefits are at fixed amounts per retiree and are partially contributory by the retiree. The post-retirement benefit obligation was $1,972 and $2,262 as of September 30, 2013 and 2012. The accumulated other comprehensive income (loss) for these plans was $161 and ($79) as of September 30, for 2013 and 2012, respectively and the 2013 and 2012 benefit expense was $65 and $76, respectively. It is the Company’s practice to fund these benefits as incurred.

Griffon also has qualified and non-qualified defined benefit plans covering certain employees with benefits based on years of service and employee compensation. Over time, these amounts will be recognized as part of net periodic pension costs in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Griffon is responsible for overseeing the management of the investments of the qualified defined benefit plan and uses the service of an investment manager to manage these assets based on agreed upon risk profiles set by Griffon management. The primary objective of the qualified defined benefit plan is to secure participant retirement benefits. As such, the key objective in this plan’s financial management is to promote stability and, to the extent appropriate, growth in the funded status. Financial objectives are established in conjunction with a review of current and projected plan financial requirements. The fair value of a majority of the plan assets were determined by the plans’ trustee using quoted market prices for identical instruments (level 1 inputs) as of September 30, 2013 and 2012. The fair value of various other investments were determined by the plan’s trustee using direct observable market corroborated inputs, including quoted market prices for similar assets (level 2 inputs). The fair value of investments with significant unobservable inputs was supported by audited financial statements (level 3 inputs).

Effective January 1, 2012, the Clopay Pension Plan merged with the Ames True Temper Inc. Pension Plan. The merged qualified defined benefit plan was named the Clopay Ames True Temper Pension Plan (the “CATT Plan”).

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

In 2013, SG&A expenses included a $2,142, non-cash, pension settlement loss resulting from the lump-sum buyout of certain participant’s balances in the Company’s defined benefit plan. The buyouts, funded by the pension plan, reduced the Company’s net pension liability by $3,472 and increased Accumulated Other Comprehensive Income (Loss) by $3,649.

Griffon uses judgment to estimate the assumptions used in determining the future liability of the plan, as well as the investment returns on the assets invested for the plan. The expected return on assets assumption used for pension expense was developed through analysis of historical market returns, current market conditions and the past experience of plan asset investments. The long-term rate of return assumption represents the expected average rate of earnings on the funds invested, or to be invested, to provide for the benefits included in the benefit obligations. The assumption is based on several factors including historical market index returns, the anticipated long-term asset allocation of plan assets and the historical return. The discount rate assumption is determined by developing a yield curve based on high quality bonds with maturities matching the plans’ expected benefit payment stream. The plans’ expected cash flows are then discounted by the resulting year-by-year spot rates. A 10% change in the discount rate, average wage increase or return on assets would not have a material effect on the financial statements of Griffon.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Net periodic costs (benefits) were as follows:

	Defined Benefits for the Years Ended September 30,			Supplemental Benefits for the Years Ended September 30,
	2013	2012	2011	2013	2012	2011
Net periodic (benefits) costs:
Service cost	$165	$238	$377	$35	$36	$34
Interest cost	7,977	9,191	9,552	1,344	1,692	1,759
Expected return on plan assets	(11,870)	(11,896)	(11,501)	—	—	—
Recognition of settlement	2,143	—	—	—	—	—

Amortization of:
Prior service costs	6	6	8	14	171	328
Actuarial loss	1,795	1,735	1,144	1,288	1,137	1,141
Total net periodic (benefits) costs	$216	$(726)	$(420)	$2,681	$3,036	$3,262

The tax benefits in 2013, 2012 and 2011 for the amortization of pension costs in Other comprehensive income (loss) were $1,086, $1,067 and $917, respectively.

The estimated net actuarial loss and prior service cost that will be amortized from Accumulated other comprehensive income into Net periodic pension cost during 2014 are $1,954 and $15, respectively.

The weighted-average assumptions used in determining the net periodic (benefits) costs were as follows:

	Defined Benefits for the Years Ended September 30,			Supplemental Benefits for the Years Ended September 30,
	2013	2012	2011	2013	2012	2011
Discount rate	3.67%	4.44%	4.89%	3.40%	4.30%	4.26%
Average wage increase	0.11%	0.11%	0.72%	4.87%	4.89%	4.89%
Expected return on assets	7.80%	7.71%	7.72%	—	—	—
78

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Plan assets and benefit obligation of the defined and supplemental benefit plans were as follows:

	Defined Benefits at September 30,		Supplemental Benefits at September 30,
	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$232,939	$212,660	$41,473	$41,285
Benefits earned during the year	165	238	35	36
Interest cost	7,977	9,191	1,344	1,692
Plan participant contributions	15	16	—	—
Benefits paid	(10,632)	(10,369)	(4,051)	(3,936)
Benefits paid - settlement	(11,548)	—	—	—
Effect of foreign currency	462	(413)	—	—
Actuarial (gain) loss	(19,945)	21,616	(127)	2,396
Actuarial gain - settlement	(3,472)	—	—	—
Benefit obligation at end of fiscal year	195,961	232,939	38,674	41,473

Change in plan assets:
Fair value of plan assets at beginning of fiscal year	160,823	137,678	—	—
Actual return on plan assets	12,537	25,190	—	—
Plan participant contributions	15	16	—	—
Company contributions	2,203	8,638	4,051	3,936
Effect of foreign currency	333	(330)	—	—
Benefits paid	(10,632)	(10,369)	(4,051)	(3,936)
Benefits paid - settlement	(11,548)	—	—	—
Fair value of plan assets at end of fiscal year	153,731	160,823	—	—
Projected benefit obligation in excess of plan assets	$(42,230)	$(72,116)	$(38,674)	$(41,473)

Amounts recognized in the statement of financial position consist of:
Accrued liabilities	$—	$—	$(4,031)	$(3,897)
Other liabilities (long-term)	(42,230)	(72,116)	(34,643)	(37,576)
Total Liabilities	(42,230)	(72,116)	(38,674)	(41,473)

Net actuarial losses	16,679	44,656	19,335	20,750
Prior service cost	4	10	99	113
Deferred taxes	(5,839)	(15,633)	(6,802)	(7,302)
Total Accumulated other comprehensive loss, net of tax	10,844	29,033	12,632	13,561
Net amount recognized at September 30,	$(31,386)	$(43,083)	$(26,042)	$(27,912)

Accumulated benefit obligations	$195,590	$232,574	$38,674	$41,473

Information for plans with accumulated benefit obligations in excess of plan assets:
ABO	$195,590	$232,574	$38,674	$41,473
PBO	195,961	232,939	38,674	41,473
Fair value of plan assets	153,731	160,823	—	—

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

The weighted-average assumptions used in determining the benefit obligations were as follows:

	Defined Benefits at September 30,		Supplemental Benefits at September 30,
	2013	2012	2013	2012
Weighted average discount rate	4.49%	3.67%	4.09%	3.40%
Weighted average wage increase	0.15%	0.11%	0.00%	4.87%

The actual and weighted-average asset allocation for qualified benefit plans were as follows:

	At September 30,
	2013	2012	Target
Equity securities	55.8%	66.0%	63.0%
Fixed income	41.3%	29.0%	37.0%
Other	2.9%	5.0%	0.0%
Total	100.0%	100.0%	100.0%

Estimated future benefit payments to retirees, which reflect expected future service, are as follows:

For the fiscal years ending September 30,	Defined Benefits	Supplemental Benefits
2014	$10,794	$4,085
2015	10,866	4,010
2016	11,049	3,954
2017	11,192	3,895
2018	11,322	3,453
2019 through 2023	59,464	14,632

Griffon expects to contribute $6,942 to the Defined Benefit plans in 2014, in addition to the $4,085 in payments related to the Supplemental Benefits that will primarily be funded from the general assets of Griffon.

The CATT Plan is covered by the Pension Protection Act of 2006. The Adjusted Funding Target Attainment Percent for the plan as of January 1, 2013 was 89.8%. Since the plan was in excess of the 80% funding threshold there were no plan restrictions. The expected level of 2014 catch up contributions is $4,028.

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

Interest in limited partnerships and hedge funds - One limited partnership investment is a private equity fund and the fair value is determined by the fund managers based on the estimated value of the various holdings of the fund portfolio. One of the commingled mutual funds is based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of shares outstanding; these asset values are estimated by underlying managers of the assets in which the fund invests. These investments are classified within Level 2 of the valuation hierarchy.

The following table presents the fair values of Griffon’s pension and post-retirement plan assets by asset category:

At September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$—	$—	$—	$—
Short-term investment funds	—	2,949	—	2,949
Government agency securities	3,006	—	—	3,006
Debt instruments	30,856	—	—	30,856
Equity securities	47,690	—	—	47,690
Commingled funds	—	66,130	—	66,130
Limited partnerships and hedge fund investments	—	3,101	—	3,101
Total	$81,552	$72,180	$—	$153,732

The activity for the level 3 assets was as follows:

Beginning Balance At September 30, 2012	$3,016
Transfers out of Level 3	(3,016)
Ending Balance At September 30, 2013	$—

Transfers were due to the availability of observable inputs in the current year.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

At September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$29	$—	$—	$29
Short-term investment funds	—	5,231	—	5,231
Government agency securities	—	2,899	—	2,899
Debt instruments	—	30,616	—	30,616
Equity securities	62,713	—	—	62,713
Commingled funds	—	56,329	—	56,329
Insurance contracts	—	—	—	—
Limited partnerships and hedge fund investments	—	—	3,016	3,016
Total	$62,742	$95,075	$3,016	$160,833

Griffon has an ESOP that covers substantially all domestic employees. All U.S. employees of Griffon, who are not members of a collective bargaining unit, automatically become eligible to participate in the plan on the October 1st following completion of one year of service. Griffon’s securities are allocated to participants’ individual accounts based on the proportion of each participant’s aggregate compensation (not to exceed $255 for the plan year ended September 30, 2013), to the total of all participants’ compensation. Shares of the ESOP which have been allocated to employee accounts are charged to expense based on the fair value of the shares transferred and are treated as outstanding in determining earnings per share. Dividends paid on shares held by the ESOP are used to offset debt service on ESOP Loans. Dividends paid on shares held in participant accounts are utilized to allocate shares from the aggregate number of shares to be released, equal in value to those dividends, based on the closing price of Griffon common stock on the dividend payment date. Compensation expense under the ESOP was $2,015 in 2013, $1,796 in 2012 and $841 in 2011. The cost of the shares held by the ESOP and not yet allocated to employees is reported as a reduction of Shareholders’ Equity. The fair value of the unallocated ESOP shares as of September 30, 2013 and 2012 based on the closing stock price of Griffon’s stock was $24,257 and $21,993, respectively. The ESOP shares were as follows:

	At September 30,
	2013	2012
Allocated shares	2,309,812	2,335,040
Unallocated shares	1,934,338	2,135,287
	4,244,150	4,470,327

NOTE 12 – INCOME TAXES

Income taxes have been based on the following components of Income before taxes and discontinued operations:

	For the Years Ended September 30,
	2013	2012	2011

Domestic	$16,083	$27,910	$(17,869)
Non-U.S.	(1,750)	(5,969)	3,520
	$14,333	$21,941	$(14,349)
82

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Provision (benefit) for income taxes on income from continuing operations was comprised of the following:

	For the Years Ended September 30,
	2013	2012	2011
Current	$2,468	$7,557	$(4,169)
Deferred	5,075	(2,627)	(2,749)
Total	$7,543	$4,930	$(6,918)

U.S. Federal	$5,807	$3,400	$(8,988)
State and local	2,915	(1,301)	91
Non-U.S.	(1,179)	2,831	1,979
Total provision	$7,543	$4,930	$(6,918)

Griffon’s Income tax provision (benefit) included benefits of ($3,209) in 2013, ($3,356) in 2012 and ($733) in 2011 reflecting the reversal of previously recorded tax liabilities primarily due to the resolution of various tax audits and due to the closing of certain statutes for prior years’ tax returns.

Differences between the effective income tax rate applied to Income from continuing operations and U.S. Federal income statutory rate were as follows:

	For the Years Ended September 30,
	2013	2012	2011

U.S. Federal income tax provision (benefit) rate	35.0%	35.0%	(35.0)%
State and local taxes, net of Federal benefit	2.8	3.6	(1.9)
Non-U.S. taxes	5.3	7.0	5.3
Change in tax contingency reserves	(10.9)	(6.7)	2.2
Executive compensation limits	10.0	7.1	13.1
Repatriation of foreign earnings	(8.3)	(12.3)	—
Valuation allowance on foreign tax credits	10.1	(2.4)	(27.2)
Non-deductible meals and entertainment	1.6	1.2	2.0
Research credits	(7.4)	(0.7)	(5.4)
Deferred tax impact of state rate change	15.0	(11.0)	—
Other	(0.6)	1.6	(1.3)
Effective tax provision (benefit) rate	52.6%	22.5%	(48.2)%

The tax effect of temporary differences that give rise to future deferred tax assets and liabilities are as follows:

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

	At September 30,
	2013	2012

Deferred tax assets:
Bad debt reserves	$2,202	$2,071
Inventory reserves	9,295	12,589
Deferred compensation (equity compensation and defined benefit plans)	32,645	42,773
Compensation benefits	3,059	2,706
Insurance reserve	3,360	3,924
Restructuring reserve	699	489
Warranty reserve	3,320	3,587
Net operating loss	26,644	25,708
Tax credits	7,311	5,622
Other reserves and accruals	2,924	651
	91,459	100,120
Valuation allowance	(13,421)	(10,541)
Total deferred tax assets	78,038	89,579

Deferred tax liabilities:
Deferred income	(13,124)	(14,051)
Goodwill and intangibles	(70,216)	(70,463)
Property, plant and equipment	(36,469)	(33,673)
Interest	(5,154)	(6,542)
Other	(5,164)	(1,323)
Total deferred tax liabilities	(130,127)	(126,052)
Net deferred tax liabilities	$(52,089)	$(36,473)

The change in the valuation allowance relates to the U.S., foreign tax credits and the valuation allowance for certain state, local and foreign tax attributes.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

The components of the net deferred tax liability, by balance sheet account, were as follows:

	At September 30,
	2013	2012

Prepaid and other current assets	$9,118	$16,059
Other assets	3,205	2,956
Current liabilities	—	(129)
Other liabilities	(66,422)	(55,882)
Assets of discontinued operations	2,010	523
Net deferred liability assets	$(52,089)	$(36,473)

At September 30, 2013 and at September 30, 2012, Griffon has not recorded deferred income taxes on the undistributed earnings of its non-U.S. subsidiaries because of management’s ability and intent to indefinitely reinvest such earnings outside the U.S. At September 30, 2013, Griffon’s share of the undistributed earnings of the non-U.S. subsidiaries amounted to approximately $74,923. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

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

At September 30, 2013 and 2012, Griffon had loss carryforwards for non-U.S. tax purposes of $83,564 and $75,400, respectively. The non-U.S. loss carryforwards are available for carryforward indefinitely.

Griffon had State and local loss carryforwards at September 30, 2013 and 2012 of $6,057 and $6,303, respectively, which expire in varying amounts through 2033.

Griffon had foreign tax credit carryforwards of $5,151 and $3,361 at September 30, 2013 and 2012, respectively, which are available for use through 2017.

Griffon files U.S. Federal, state and local tax returns, as well as Germany, Canada, Brazil, Australia, Sweden, Mexico, Ireland and other non-U.S. jurisdiction tax returns. Griffon’s U.S. Federal income tax returns are no longer subject to income tax examination for years before 2008, the German income tax returns are no longer subject to income tax examination for years through 2010 and major U.S. state and other non-U.S. jurisdictions are no longer subject to income tax examinations for years before 2003. Various U.S. state and non-U.S. statutory tax audits are currently underway.

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(US dollars and non US currencies in thousands, except per share data)

The following is a roll forward of the unrecognized tax benefits:

Balance at September 30, 2011	$12,910
Additions based on tax positions related to the current year	1,840
Reductions based on tax positions related to prior years	(822)
Lapse of Statutes	(617)
Settlements	(1,435)
Balance at September 30, 2012	11,876

Additions based on tax positions related to the current year	1,343
Reductions based on tax positions related to prior years	111
Lapse of Statutes	(974)
Settlements	(1,836)
Balance at September 30, 2013	$10,520

If recognized, the amount of potential tax benefits that would impact Griffon’s effective tax rate is $7,248. Griffon recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. At September 30, 2013 and 2012, the combined amount of accrued interest and penalties related to tax positions taken or to be taken on Griffon’s tax returns and recorded as part of the reserves for uncertain tax positions was $1,672 and $2,141, respectively. Griffon cannot reasonably estimate the extent to which existing liabilities for uncertain tax positions may increase or decrease within the next twelve months as a result of the progression of ongoing tax audits or other events. Griffon believes that it has adequately provided for all open tax years by tax jurisdiction.

NOTE 13 – STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION

No cash dividends on Common Stock were declared or paid during the three years ended September 30, 2011. On November 17, 2011, the Company began declaring quarterly dividends. During 2013 and 2012, the Company declared and paid dividends totaling $0.10 per share and $0.08 per share, respectively. The Company currently intends to pay dividends each quarter; however, the payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to future dividends.

Compensation expense for restricted stock is recognized ratably over the required service period based on the fair value of the grant, calculated as the number of shares granted multiplied by the stock price on date of grant, and for performance shares, the likelihood of achieving the performance criteria. Compensation cost related to stock-based awards with graded vesting is recognized using the straight-line attribution method.

In February 2011, shareholders approved the Griffon Corporation 2011 Equity Incentive Plan (“Incentive Plan”) under which awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, deferred shares and other stock-based awards may be granted. Options granted under the Incentive Plan may be either “incentive stock options” or nonqualified stock options, generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The maximum number of shares of common stock available for award under the Incentive Plan is 3,000,000 (600,000 of which may be issued as incentive stock options) plus any shares underlying awards outstanding on the effective date of the Incentive Plan under the 2006 Incentive Plan that are subsequently cancelled or forfeited. As of September 30, 2013, 672,332 shares were available for grant.

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(US dollars and non US currencies in thousands, except per share data)

Incentive Plan that are subsequently cancelled or forfeited. As of September 30, 2013, 672,332 shares were available for grant.

All grants outstanding under the Griffon Corporation 2001 Stock Option Plan, 2006 Equity Incentive Plan and Outside Director Stock Award Plan will continue under their terms; no additional awards will be granted under such plans.

A summary of stock option activity for the years ended September 30, 2013, 2012 and 2011 is as follows:

	Options
	Shares	Weighted Average Exercise Price	Aggregated Intrinsic Value	Weighted Average Contractual Term (Years)

Outstanding at September 30, 2010	1,544,221	$15.42
Granted	—
Exercised	(333,125)	7.74	1,848
Forfeited/expired	(41,435)	18.34
Outstanding at September 30, 2011	1,169,661	17.50	1,667	3.7
Exercisable at September 30, 2011	1,169,661	17.50	1,667	3.7

Outstanding at September 30, 2011	1,169,661	17.50
Granted	—
Exercised	—
Forfeited/expired	(239,900)	12.74
Outstanding at September 30, 2012	929,761	18.73	—	3.4
Exercisable at September 30, 2012	929,761	18.73	1,667	3.4

Outstanding at September 30, 2012	929,761	18.73
Granted	—
Exercised	—
Forfeited/Expired	(215,526)	14.01
Outstanding at September 30, 2013	714,235	20.15	—	3.2

Exercisable at September 30, 2013 through:
September 30, 2014	130,750	19.84		0.6
September 30, 2015	149,035	18.60		1.6
September 30, 2016	71,450	25.65		2.6
September 30, 2017	13,000	14.78		3.8
September 30, 2018	—
September 30, 2019	350,000	20.00		5.0
Total Exercisable	714,235	$20.15		3.2
87

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(US dollars and non US currencies in thousands, except per share data)

	Options Outstanding & Exercisable
Range of Exercises Prices	Shares	Weighted Average Exercise Price	Aggregated Intrinsic Value	Weighted Average Contractual Term (Years)

$14.78	14,000	$14.78	$—	3.6
$17.23	133,535	17.23	—	1.5
$19.49 to $22.41	496,000	20.24	—	3.8
$26.06	70,700	26.06	—	2.4
Totals	714,235		$—

All stock options were fully vested at September 30, 2011. The fair value of options vested during the year ended September 30, 2011 was $270.

A summary of restricted stock activity, inclusive of restricted stock units, for the years ended September 30, 2013, 2012 and 2011 is as follows:

	Shares	Weighted Average Grant Price	Aggregated Intrinsic Value*	Weighted Average Contractual Term (Years)

Outstanding at September 30, 2010	2,231,524	$9.71	$6,281	2.5
Granted	1,415,700	12.68	17,946
Fully Vested	(407,268)	10.67	5,209
Forfeited	(130,009)	11.75	1,527
Outstanding at September 30, 2011	3,109,947	10.85	493	2.8
Granted	439,500	9.33	4,101
Fully Vested	(41,045)	11.35	428
Forfeited	(65,400)	11.13	728
Outstanding at September 30, 2012	3,443,002	10.38	2,828	1.5
Granted	1,225,285	11.03	13,517
Fully Vested	(1,146,493)	8.42	13,270
Forfeited	(93,126)	10.35	978
Outstanding at September 30, 2013	3,428,668	11.27	4,827	1.6

*Aggregated intrinsic value at the date the shares were outstanding, granted, vested or forfeited, as applicable.

During 2013, Griffon granted 1,225,285 restricted stock awards with vesting periods up to four years, 1,146,892 of which are also subject to certain performance conditions. During 2012, Griffon granted 439,500 restricted stock awards with vesting periods of three years, 268,000 of which are also subject to certain performance conditions.

Unrecognized compensation expense related to non-vested shares of restricted stock was $15,275 at September 30, 2013 and will be recognized over a weighted average vesting period of 1.4 years.

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(US dollars and non US currencies in thousands, except per share data)

At September 30, 2013, a total of approximately 4,815,235 shares of Griffon’s authorized Common Stock were reserved for issuance in connection with stock compensation plans.

For the years ended September 30, 2013, 2012 and 2011, stock based compensation expense totaled $12,495, $10,439 and $8,956, respectively. Tax benefits related to stock based compensation expense were $3,068, $2,547 and $2,598 for the years ended September 30, 2013, 2012 and 2011, respectively.

In August 2011, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock; this was in addition to the 1,366,000 shares of common stock authorized for repurchase under an existing buyback program. Under the repurchase programs, the Company may, from time to time, purchase shares of its common stock, depending upon market conditions, in open market or privately negotiated transactions, including pursuant to a 10b5-1 plan. During 2011, Griffon purchased 1,531,379 shares of common stock, for a total of $12,367, or $8.08 per share, exhausting the shares under the original program; $48,690 remained under the $50,000 authorization. During 2012, Griffon purchased 1,187,066 shares of common stock under the plan for a total of $10,379, or $8.74 per share; $38,312 remained under the $50,000 authorization. During 2013, Griffon purchased 2,369,786 shares of common stock under the plan for a total of $26,285, or $11.09 per share; as of September 30, 2013, $12,027 remained under the $50,000 authorization. Share repurchases are recorded at cost.

In addition to the repurchases under the $50,000 program, during 2013, 536,183 shares, with a market value of $6,236, or $11.63 per share, were withheld to settle employee taxes due upon the vesting of restricted stock.

NOTE 14 – COMMITMENTS AND CONTINGENT LIABILITIES

Operating leases

Griffon rents real property and equipment under operating leases expiring at various dates. Most of the real property leases have escalation clauses related to increases in real property taxes. Rent expense for all operating leases totaled approximately $22,265, $30,598 and $34,600 in 2013, 2012 and 2011, respectively. Aggregate future minimum lease payments for operating leases at September 30, 2013 are $21,762 in 2014, $18,173 in 2015, $14,461 in 2016, $10,474 in 2017, $9,444 in 2018 and $15,006 thereafter.

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

Department of Environmental Conservation of New York State, regarding Frankfort, NY site. During fiscal 2009, an underground fuel tank with surrounding soil contamination was discovered at the Frankfort, N.Y. site, which is the result of historical facility operations prior to ATT’s ownership. While ATT was actively working with the DEC and the New York State Department of Health to define remediation requirements relative to the underground fuel tank, the DEC took the position that ATT was responsible to remediate other types of contamination on the site. After negotiations with the DEC, on August 15, 2011, ATT executed an Order on Consent with the DEC. The Order is without admission or finding of liability or acknowledgement that there has been a release of hazardous substances at the site. Importantly, the Order does not waive any rights that ATT has under a 1991 Consent Judgment entered into between the DEC and a predecessor of ATT relating to the site. The Order requires that ATT identify Areas of Concern at the site, and formulate a strategy to investigate and remedy both on and off site conditions in compliance with applicable environmental law. At the conclusion of the remedy phase of the remediation to the satisfaction of the DEC, the DEC will issue a Certificate of Completion. On August 1, 2012, a fire occurred during the course of demolition of certain structures at the Frankfort, NY site, requiring cleanup and additional remediation under the oversight of the DEC. Demolition of the structures on the property has been substantially completed. The DEC has inspected the progress of the work and is satisfied with the results thus far. On February 12, 2013, the DEC issued comments to the Remedial Investigation Work Plan previously submitted by ATT in October 2011, and in response, ATT issued a Revised Remedial Investigation Work Plan. Completion of the remedial investigation is dependent on timing of the DEC approval; no additional comments have been provided by the DEC to date. On October 21, 2013 ATT filed its revised Remedial Investigation Report with the DEC.

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

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(US dollars and non US currencies in thousands, except per share data)

NOTE 15 – EARNINGS (LOSS) PER SHARE

Basic and diluted EPS for the years ended September 30, 2013, 2012 and 2011 were determined using the following information (in thousands):

	2013	2012	2011
Weighted average shares outstanding - basic	54,428	55,914	58,919
Incremental shares from stock based compensation	2,135	1,415	—

Weighted average shares outstanding - diluted	56,563	57,329	58,919

Anti-dilutive options excluded from diluted EPS computation	714	930	1,170
Anti-dilutive restricted stock excluded from diluted EPS computation	—	—	1,235

Griffon has the intent and ability to settle the principal amount of the 2017 Notes in cash, as such, the potential issuance of shares related to the principal amount of the 2017 Notes does not affect diluted shares. Shares of the ESOP which have been allocated to employee accounts are treated as outstanding in determining earnings per share.

NOTE 16 – RELATED PARTIES

An affiliate of GS Direct acted as placement agent for the sale of the 2017 notes in December 2009; provided financial advice to Griffon in connection with the ATT acquisition in 2010; acted as co-lead arranger, co-bookrunner and co-syndication agent in connection with a former term Loan in 2010; acted as dealer manager for the tender of two prior issuances of ATT bonds in 2010; and acted as a co-manager with respect to the sale of the 7.125% senior notes due 2018 in March 2011. Fees and expenses paid in 2011 were approximately $825.

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(US dollars and non US currencies in thousands, except per share data)

NOTE 17 — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly results of operations for the years ended September 30, 2013 and 2012 were as follows:

Quarter ended	Revenue	Gross Profit	Net Income (loss)	Per Share - Basic	Per Share - Diluted

2013
December 31, 2012	$423,749	$97,670	$558	$0.01	$0.01
March 31, 2013	488,743	105,497	(819)	(0.02)	(0.02)
June 30, 2013	509,826	108,311	3,603	0.07	0.06
September 30, 2013	449,009	106,107	425	0.01	0.01

	$1,871,327	$417,585	$3,767	$0.07	$0.07

2012
December 31, 2011	$451,032	$102,708	$2,488	$0.04	$0.04
March 31, 2012	482,431	102,801	2,027	0.04	0.04
June 30, 2012	480,246	115,645	9,048	0.16	0.16
September 30, 2012	447,436	97,651	3,448	0.06	0.06

	$1,861,145	$418,805	$17,011	$0.30	$0.30

Notes to Quarterly Financial Information (unaudited):

•	Earnings (loss) per share are computed independently for each quarter and year presented; as such the sum of the quarters may not be equal to the full year amounts.
•	2013 Net income, and the related per share earnings, included, net of tax, restructuring and other related charges of $721, $5,788, $994 and $763 for the first, second, third and fourth quarters, respectively, and $8,266 for the year; and loss on pension settlement of $1,392 for the first quarter and for the year.
•	2012 Net income, and the related per share earnings, included, net of tax, restructuring and other related charges of $1,167 and $1,881 for the first and fourth quarters, respectively, and $3,048 for the year; and acquisition related costs of $116 and $194 for the first and fourth quarters, respectively, and $310 for the year.
93

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(US dollars and non US currencies in thousands, except per share data)

NOTE 18 — REPORTABLE SEGMENTS

Griffon’s reportable segments are as follows:

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

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(US dollars and non US currencies in thousands, except per share data)

Information on Griffon’s reportable segments is as follows:

	For the Years Ended September 30,
REVENUE	2013	2012	2011
Home & Building Products:
ATT	$419,549	$433,866	$434,789
CBP	435,416	422,674	404,947
Home & Building Products	854,965	856,540	839,736
Telephonics	453,351	441,503	455,353
Plastics	563,011	563,102	535,713
Total consolidated net sales	$1,871,327	$1,861,145	$1,830,802

	For the Years Ended September 30,
INCOME (LOSS) BEFORE TAXES	2013	2012	2011
Segment operating profit:
Home & Building Products	$26,130	$37,082	$28,228
Telephonics	55,076	49,232	40,595
Plastics	16,589	13,688	13,308
Total segment operating profit	97,795	100,002	82,131
Net interest expense	(52,167)	(51,715)	(47,448)
Unallocated amounts	(29,153)	(26,346)	(22,868)
Loss from debt extinguishment, net	—	—	(26,164)
Loss on pension settlement	(2,142)	—	—
Income (loss) before taxes from continuing operations	$14,333	$21,941	$(14,349)

Griffon evaluates performance and allocates resources based on each segments’ operating results before interest income and expense, income taxes, depreciation and amortization, unallocated amounts (mainly corporate overhead), restructuring charges, acquisition-related expenses including the impact of the fair value of inventory acquired as part of a business combination, and gains (losses) from pension settlement and debt extinguishment, as applicable (“Segment adjusted EBITDA”, a non-GAAP measure). Griffon believes this information is useful to investors for the same reason.

The following table provides a reconciliation of Segment adjusted EBITDA to Income (loss) before taxes and discontinued operations:

	For the Years Ended September 30,
	2013	2012	2011
Segment adjusted EBITDA:
Home & Building Products	$70,064	$70,467	$77,119
Telephonics	63,199	60,565	50,875
Plastics	48,100	40,000	37,639
Total Segment adjusted EBITDA	181,363	171,032	165,633
Net interest expense	(52,167)	(51,715)	(47,448)
Segment depreciation and amortization	(70,306)	(65,864)	(60,361)
Unallocated amounts	(29,153)	(26,346)	(22,868)
Loss from debt extinguishment, net	—	—	(26,164)
Restructuring charges	(13,262)	(4,689)	(7,543)
Fair value write-up of acquired inventory sold	—	—	(15,152)
Acquisition costs	—	(477)	(446)
Loss on pension settlement	(2,142)	—	—
Income (loss) before taxes from continuing operations	$14,333	$21,941	$(14,349)
95

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(US dollars and non US currencies in thousands, except per share data)

	For the Years Ended September 30,
DEPRECIATION and AMORTIZATION	2013	2012	2011
Segment:
Home & Building Products	$36,195	$32,034	$28,796
Telephonics	7,373	7,518	7,234
Plastics	26,738	26,312	24,331
Total segment depreciation and amortization	70,306	65,864	60,361
Corporate	442	400	351
Total consolidated depreciation and amortization	$70,748	$66,264	$60,712

CAPITAL EXPENDITURES
Segment:
Home & Building Products	$30,695	$24,648	$28,083
Telephonics	11,112	11,979	8,291
Plastics	22,509	32,069	50,824
Total segment	64,316	68,696	87,198
Corporate	125	155	419
Total consolidated capital expenditures	$64,441	$68,851	$87,617

ASSETS	At September 30, 2013	At September 30, 2012	At September 30, 2011
Segment assets:
Home & Building Products	$908,386	$943,766	$972,714
Telephonics	296,919	255,420	288,968
Plastics	422,730	430,395	450,452
Total segment assets	1,628,035	1,629,581	1,712,134
Corporate	156,455	173,088	148,064
Total continuing assets	1,784,490	1,802,669	1,860,198
Assets of discontinued operations	4,289	3,523	5,056
Consolidated total	$1,788,779	$1,806,192	$1,865,254

Segment information by geographic region was as follows:

	For the Years Ended September 30,
REVENUE BY GEOGRAPHIC AREA	2013	2012	2011
United States	$1,319,740	$1,317,911	$1,265,977
Europe	255,733	255,323	262,518
Canada	114,984	120,457	125,330
South America	103,840	93,243	96,340
All other countries	77,030	74,211	80,637
Consolidated revenue	$1,871,327	$1,861,145	$1,830,802

LONG-LIVED ASSETS BY GEOGRAPHIC AREA	At September 30, 2013	At September 30, 2012	At September 30, 2011
United States	$421,604	$422,647	$394,313
Germany	82,314	84,480	94,800
Canada	46,792	50,894	50,093
All other countries	24,274	29,331	34,033
Consolidated property, plant and equipment, net	$574,984	$587,352	$573,239

As a percentage of consolidated revenue, HBP sales to the Home Depot were approximately 11% in 2013, and 12% in both 2012 and 2011; Plastics sales to P&G were approximately 14% in 2013, 13% in 2012 and 14% in 2011; and Telephonics’ sales to the United States Government and its agencies aggregated approximately 19% in 2013, 2012 and 2011.

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(US dollars and non US currencies in thousands, except per share data)

NOTE 19 – OTHER INCOME (EXPENSE)

Other income (expense) included ($166), ($1,414) and $626 for the years ended September 30, 2013, 2012 and 2011, respectively, of currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, as well as $565, $12 and $392, respectively, of investment income (loss).

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(US dollars and non US currencies in thousands, except per share data)

NOTE 20 – CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the domestic assets of Clopay Building Products Company, Inc., Clopay Plastic Products Company, Inc., Telephonics Corporation, Ames True Temper Inc., and ATT Southern, Inc. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act of 1933, presented below are condensed consolidating financial information as of September 30, 2013 and 2012, and for the years ended September 30, 2013, 2012 and 2011. The financial information may not necessarily be indicative of results of operations or financial position had the guarantor companies or non-guarantor companies operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly-owned subsidiaries accounted for under the equity method.

CONDENSED CONSOLIDATING BALANCE SHEETS

At September 30, 2013

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation

CURRENT ASSETS
Cash and equivalents	$68,994	$25,343	$83,793	$—	$178,130
Accounts receivable, net of allowances	—	213,506	76,241	(33,532)	256,215
Contract costs and recognized income not yet billed, net of progress payments	—	109,683	145	—	109,828
Inventories, net	—	173,406	56,723	(9)	230,120
Prepaid and other current assets	(712)	21,854	17,330	10,431	48,903
Assets of discontinued operations	—	—	1,214	—	1,214
Total Current Assets	68,282	543,792	235,446	(23,110)	824,410

PROPERTY, PLANT AND EQUIPMENT, net	972	248,973	103,648	—	353,593
GOODWILL	—	288,146	69,584	—	357,730
INTANGIBLE ASSETS, net	—	160,349	61,042	—	221,391
INTERCOMPANY RECEIVABLE	547,903	911,632	573,269	(2,032,804)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	2,217,864	533,742	2,718,956	(5,470,562)	—
OTHER ASSETS	45,968	50,423	7,423	(75,234)	28,580
ASSETS OF DISCONTINUED OPERATIONS	—	—	3,075	—	3,075
Total Assets	$2,880,989	$2,737,057	$3,772,443	$(7,601,710)	$1,788,779

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$1,000	$1,079	$8,689	$—	$10,768
Accounts payable and accrued liabilities	41,121	182,765	70,427	(23,960)	270,353
Liabilities of discontinued operations	—	—	3,288	—	3,288
Total Current Liabilities	42,121	183,844	82,404	(23,960)	284,409

LONG-TERM DEBT, net of debt discounts	656,852	9,006	12,629	—	678,487
INTERCOMPANY PAYABLES	20,607	796,741	1,188,017	(2,005,365)	—
OTHER LIABILITIES	65,455	153,970	25,578	(74,328)	170,675
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	4,744	—	4,744
Total Liabilities	785,035	1,143,561	1,313,372	(2,103,653)	1,138,315

SHAREHOLDERS’ EQUITY	2,095,954	1,593,496	2,459,071	(5,498,057)	650,464
Total Liabilities and Shareholders’ Equity	$2,880,989	$2,737,057	$3,772,443	$(7,601,710)	$1,788,779
98

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(US dollars and non US currencies in thousands, except per share data)

CONDENSED CONSOLIDATING BALANCE SHEETS
At September 30, 2012

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation

CURRENT ASSETS
Cash and equivalents	$125,093	$34,782	$49,779	$—	$209,654
Accounts receivable, net of allowances	—	187,487	81,274	(28,904)	239,857
Contract costs and recognized income not yet billed, net of progress payments	—	69,216	1,561	—	70,777
Inventories, net	—	194,618	63,203	47	257,868
Prepaid and other current assets	(851)	23,929	21,968	2,426	47,472
Assets of discontinued operations	—	—	587	—	587
Total Current Assets	124,242	510,032	218,372	(26,431)	826,215

PROPERTY, PLANT AND EQUIPMENT, net	1,224	244,261	111,394	—	356,879
GOODWILL	—	288,147	70,225	—	358,372
INTANGIBLE ASSETS, net	—	164,633	65,840	—	230,473
INTERCOMPANY RECEIVABLE	508,984	648,347	542,025	(1,699,356)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	2,143,427	528,411	2,650,078	(5,321,916)	—
OTHER ASSETS	49,718	60,609	8,188	(87,198)	31,317
ASSETS OF DISCONTINUED OPERATIONS	—	—	2,936	—	2,936
Total Assets	$2,827,595	$2,444,440	$3,669,058	$(7,134,901)	$1,806,192

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$1,625	$1,032	$15,046	$—	$17,703
Accounts payable and accrued liabilities	44,649	167,230	66,640	(26,478)	252,041
Liabilities of discontinued operations	—	—	3,639	—	3,639
Total Current Liabilities	46,274	168,262	85,325	(26,478)	273,383

LONG-TERM DEBT, net of debt discounts	655,023	9,782	17,102	—	681,907
INTERCOMPANY PAYABLES	—	558,905	1,149,748	(1,708,653)	—
OTHER LIABILITIES	68,827	183,989	27,489	(87,198)	193,107
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	3,643	—	3,643
Total Liabilities	770,124	920,938	1,283,307	(1,822,329)	1,152,040

SHAREHOLDERS’ EQUITY	2,057,471	1,523,502	2,385,751	(5,312,572)	654,152
Total Liabilities and Shareholders’ Equity	$2,827,595	$2,444,440	$3,669,058	$(7,134,901)	$1,806,192
99

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(US dollars and non US currencies in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Year Ended September 30, 2013

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation

Revenue	$—	$1,459,705	$463,767	$(52,145)	$1,871,327
Cost of goods and services	—	1,107,440	392,588	(46,286)	1,453,742
Gross profit	—	352,265	71,179	(5,859)	417,585

Selling, general and administrative expenses	24,248	269,654	52,819	(6,252)	340,469
Restructuring and other related charges	—	9,236	4,026	—	13,262
Total operating expenses	24,248	278,890	56,845	(6,252)	353,731

Income (loss) from operations	(24,248)	73,375	14,334	393	63,854

Other income (expense)
Interest income (expense), net	(14,381)	(27,660)	(10,126)	—	(52,167)
Other, net	569	9,656	(5,731)	(1,848)	2,646
Total other income (expense)	(13,812)	(18,004)	(15,857)	(1,848)	(49,521)

Income (loss) before taxes	(38,060)	55,371	(1,523)	(1,455)	14,333
Provision (benefit) for income taxes	(14,888)	20,603	1,781	47	7,543
Income (loss) before equity in net income of subsidiaries	(23,172)	34,768	(3,304)	(1,502)	6,790
Equity in net income (loss) of subsidiaries	28,441	35	34,768	(63,244)	—
Income (loss) from continuing operations	$5,269	$34,803	$31,464	$(64,746)	$6,790
Loss from operations of discontinued businesses	—	—	(4,651)	—	(4,651)
Benefit from income taxes	—	—	1,628	—	1,628
Loss from discontinued operations	—	—	(3,023)	—	(3,023)
Net income (loss)	$5,269	$34,803	$28,441	$(64,746)	$3,767

Net Income (loss)	$5,269	$34,803	$28,441	$(64,746)	$3,767
Other comprehensive income (loss), net of taxes	886	(22,398)	37,732	—	16,220
Comprehensive income (loss)	$6,155	$12,405	$66,173	$(64,746)	$19,987
100

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(US dollars and non US currencies in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Year Ended September 30, 2012

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation

Revenue	$—	$1,414,910	$499,860	$(53,625)	$1,861,145
Cost of goods and services	—	1,060,183	428,760	(46,603)	1,442,340
Gross profit	—	354,727	71,100	(7,022)	418,805

Selling, general and administrative expenses	18,982	267,677	62,564	(7,527)	341,696
Restructuring and other related charges	—	4,674	15	—	4,689
Total operating expenses	18,982	272,351	62,579	(7,527)	346,385

Income (loss) from operations	(18,982)	82,376	8,521	505	72,420

Other income (expense)
Interest income (expense), net	(14,541)	(25,183)	(11,991)	—	(51,715)
Other, net	13	10,826	(7,756)	(1,847)	1,236
Total other income (expense)	(14,528)	(14,357)	(19,747)	(1,847)	(50,479)

Income (loss) before taxes	(33,510)	68,019	(11,226)	(1,342)	21,941
Provision (benefit) for income taxes	(20,363)	25,366	(73)	—	4,930
Income (loss) before equity in net income of subsidiaries	(13,147)	42,653	(11,153)	(1,342)	17,011
Equity in net income (loss) of subsidiaries	31,500	(11,007)	42,653	(63,146)	—
Net income (loss)	$18,353	$31,646	$31,500	$(64,488)	$17,011

Net Income (loss)	$18,353	$31,646	$31,500	$(64,488)	$17,011
Other comprehensive income (loss), net of taxes	(619)	19,777	(30,993)	—	(11,835)
Comprehensive income (loss)	$17,734	$51,423	$507	$(64,488)	$5,176
101

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(US dollars and non US currencies in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended September 30, 2011

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation

Revenue	$—	$1,379,535	$489,342	$(38,075)	$1,830,802
Cost of goods and services	—	1,055,520	421,261	(39,440)	1,437,341
Gross profit	—	324,015	68,081	1,365	393,461

Selling, general and administrative expenses	16,292	256,880	57,538	(341)	330,369
Restructuring and other related charges	364	7,018	161	—	7,543
Total operating expenses	16,656	263,898	57,699	(341)	337,912

Income (loss) from operations	(16,656)	60,117	10,382	1,706	55,549

Other income (expense)
Interest income (expense), net	(12,607)	(26,414)	(8,427)	—	(47,448)
Loss from debt extinguishment, net	—	(397)	(25,767)	—	(26,164)
Other, net	(648)	6,882	(1,338)	(1,182)	3,714
Total other income (expense)	(13,255)	(19,929)	(35,532)	(1,182)	(69,898)

Income (loss) before taxes	(29,911)	40,188	(25,150)	524	(14,349)
Provision (benefit) for income taxes	(14,943)	17,977	(9,952)	—	(6,918)
Income (loss) before equity in net income of subsidiaries	(14,968)	22,211	(15,198)	524	(7,431)
Equity in net income (loss) of subsidiaries	7,013	1,139	22,211	(30,363)	—
Net income (loss)	$(7,955)	$23,350	$7,013	$(29,839)	$(7,431)

Net Income (loss)	$(7,955)	$23,350	$7,013	$(29,839)	$(7,431)
Other comprehensive income (loss), net of taxes	866	(36,069)	(27,615)	37,512	(25,306)
Comprehensive income (loss)	$(7,089)	$(12,719)	$(20,602)	$7,673	$(32,737)
102

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(US dollars and non US currencies in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended September 30, 2013

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,269	$34,803	$28,441	$(64,746)	$3,767

Net cash provided by (used in) operating activities	(25,184)	83,177	27,690	—	85,683

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(123)	(56,617)	(7,701)	—	(64,441)
Intercompany distributions	10,000	(10,000)	—	—	—
Proceeds from sale of assets	—	1,404	169	—	1,573
Net cash provided by (used in) investing activities	9,877	(65,213)	(7,532)	—	(62,868)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(32,521)	—	—	—	(32,521)
Proceeds from issuance of long-term debt	—	303	—	—	303
Payments of long-term debt	(2,157)	(1,032)	(13,678)	—	(16,867)
Change in short-term borrowings	—	—	2,950	—	2,950
Financing costs	(833)	—	—	—	(833)
Tax effect from exercise/vesting of equity awards, net	150	—	—	—	150
Dividend	(5,825)	—	—	—	(5,825)
Other, net	394	(26,674)	26,674	—	394
Net cash provided by (used in) financing activities	(40,792)	(27,403)	15,946	—	(52,249)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	—	—	(2,090)	—	(2,090)

Effect of exchange rate changes on cash and equivalents	—	—	—	—	—

NET DECREASE IN CASH AND EQUIVALENTS	(56,099)	(9,439)	34,014	—	(31,524)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	125,093	34,782	49,779	—	209,654
CASH AND EQUIVALENTS AT END OF PERIOD	$68,994	$25,343	$83,793	$—	$178,130
103

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(US dollars and non US currencies in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended September 30, 2012

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$18,353	$31,646	$31,500	$(64,488)	$17,011

Net cash provided by (used in) operating activities	(24,315)	93,349	21,096	—	90,130

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(155)	(63,388)	(5,308)	—	(68,851)
Acquired business, net of cash acquired	—	(22,432)	—	—	(22,432)
Intercompany distributions	10,000	(10,000)	—	—	—
Proceeds from sale of assets	—	200	109	—	309
Net cash provided by (used in) investing activities	9,845	(95,620)	(5,199)	—	(90,974)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(10,382)	—	—	—	(10,382)
Proceeds from issuance of long-term debt	(23,000)	491,372	27,000	(491,372)	4,000
Payments of long-term debt	(1,625)	(4,351)	(12,570)	—	(18,546)
Change in short-term borrowings	—	—	(1,859)	—	(1,859)
Financing costs	(65)	—	(32)	—	(97)
Tax effect from exercise/vesting of equity awards, net	834	—	—	—	834
Dividend	(4,743)	(219,516)	219,516	—	(4,743)
Other, net	96	(245,616)	(245,752)	491,372	100
Net cash provided by (used in) financing activities	(38,885)	21,889	(13,697)	—	(30,693)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	—	—	(2,801)	—	(2,801)

Effect of exchange rate changes on cash and equivalents	—	—	963	—	963

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(53,355)	19,618	362	—	(33,375)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	178,448	15,164	49,417	—	243,029
CASH AND EQUIVALENTS AT END OF PERIOD	$125,093	$34,782	$49,779	$—	$209,654
104

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(US dollars and non US currencies in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended September 30, 2011

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,955)	$23,350	$7,013	$(29,839)	$(7,431)

Net cash provided by (used in) operating activities	43,407	38,657	(46,679)	—	35,385

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(418)	(55,455)	(31,744)	—	(87,617)
Acquired business, net of cash acquired	—	(1,066)	211	—	(855)
Intercompany distributions	10,000	(10,000)	—	—	—
Funds restricted for capital projects	—	4,629	—	—	4,629
Proceeds from sale of assets	—	68	1,442	—	1,510
Net cash provided by (used in) investing activities	9,582	(61,824)	(30,091)	—	(82,333)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(18,139)	—	—	—	(18,139)
Proceeds from issuance of long-term debt	569,973	—	104,278	—	674,251
Payments of long-term debt	(625)	(31,138)	(466,809)	—	(498,572)
Change in short-term borrowings	—	—	3,538	—	3,538
Intercompany debt	(468,372)	—	468,372	—	—
Financing costs	(14,663)	—	(6,990)	—	(21,653)
Purchase of ESOP shares	(19,973)	—	—	—	(19,973)
Exercise of stock options	2,306	—	—	—	2,306
Tax effect from exercise/vesting of equity awards, net	7	—	—	—	7
Other, net	345	12,356	(12,356)	—	345
Net cash provided by (used in) financing activities	50,859	(18,782)	90,033	—	122,110

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	—	—	(962)	—	(962)

Effect of exchange rate changes on cash and equivalents	—	—	(973)	—	(973)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	103,848	(41,949)	11,328	—	73,227
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	74,600	57,113	38,089	—	169,802
CASH AND EQUIVALENTS AT END OF PERIOD	$178,448	$15,164	$49,417	$—	$243,029

NOTE 21 – SUBSEQUENT EVENTS

On November 13, 2013, Griffon announced that it will repurchase 4,444,444 shares of its common stock for $50,000 from GS Direct, L.L.C. (“GS Direct”), an affiliate of The Goldman Sachs Group, Inc. The repurchase will be effected in a private transaction at a per share price of $11.25, an approximate 9.2% discount to the stock’s closing price on November 12, 2013. The transaction is exclusive of the Company´s current $50,000 authorized share repurchase program, of which $12,027 remained as of September 30, 2013. After closing of the transaction, GS Direct will continue to hold approximately 5.56 million shares (approximately 10%) of Griffon’s common stock. GS Direct has also agreed that, subject to certain exceptions, if it intends to sell its remaining shares of Griffon common stock at any time prior to December 31, 2014, it will first negotiate with the Company in good faith to sell the shares to the Company. Griffon will fund the purchase with cash on hand and the transaction will be completed in December.

105

GRIFFON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(US dollars and non US currencies in thousands, except per share data)

On November 13, 2013, Griffon declared a $0.03 per share dividend payable on December 24, 2013 to shareholders of record as of December 5, 2013. Griffon currently intends to pay dividends each quarter; however, the payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to future dividends.

*****

106

SCHEDULE II

GRIFFON CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED SEPTEMBER 30, 2013, 2012 AND 2011

(in thousands)

Description	Balance at Beginning of Year	Recorded to Cost and Expense	Accounts Written Off, net	Other	Balance at End of Year

FOR THE YEAR ENDED SEPTEMBER 30, 2013
Allowance for Doubtful Accounts
Bad debts	$4,146	$2,939	$(3,948)	$9	$3,146
Sales returns and allowances	1,287	1,859	(146)	(10)	2,990
	$5,433	$4,798	$(4,094)	$(1)	$6,136

Inventory valuation	$18,787	$5,788	$(8,490)	$(357)	$15,728

Deferred tax valuation allowance	$10,541	$2,880	$—	$—	$13,421

FOR THE YEAR ENDED SEPTEMBER 30, 2012
Allowance for Doubtful Accounts
Bad debts	$4,610	$2,009	$(2,284)	$(189)	$4,146
Sales returns and allowances	1,462	2,018	(2,160)	(33)	1,287
	$6,072	$4,027	$(4,444)	$(222)	$5,433

Inventory valuation	$19,557	$3,487	$(3,995)	$(262)	$18,787

Deferred tax valuation allowance	$9,481	$1,060	$—	$—	$10,541

FOR THE YEAR ENDED SEPTEMBER 30, 2011
Allowance for Doubtful Accounts
Bad debts	$5,091	$1,121	$(1,405)	$(197)	$4,610
Sales returns and allowances	1,490	2,741	(2,748)	(21)	1,462
	$6,581	$3,862	$(4,153)	$(218)	$6,072

Inventory valuation	$16,720	$8,651	$(5,631)	$(183)	$19,557

Deferred tax valuation allowance	$13,977	$(4,496)	$—	$—	$9,481

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

Management’s Report on Internal Control over Financial Reporting

Griffon’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Griffon’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Griffon’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of Griffon’s internal control over financial reporting using the criteria set forth by the 1992 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management, under the supervision and with the participation of Griffon’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of Griffon’s internal control over financial reporting as of September 30, 2013 and concluded that it is effective.

Griffon’s independent registered public accounting firm, Grant Thornton LLP, has audited the effectiveness of Griffon’s internal control over financial reporting as of September 30, 2013, and has expressed an unqualified opinion in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Controls

There were no changes in Griffon’s internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the fourth quarter of the year ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Item 9B. Other Information

On November 13, 2013, Griffon announced that it will repurchase approximately 4,444,444 shares of its common stock for $50,000 from GS Direct, L.L.C. (“GS Direct”), an affiliate of The Goldman Sachs Group, Inc. The repurchase will be effected in a private transaction at a per share price of $11.25, an approximate 9.2% discount to the stock’s closing price on November 12, 2013. The transaction is exclusive of the Company’s current $50,000 authorized share repurchase program, of which $12,027 remained as of September 30, 2013. After closing of the transaction, GS Direct will continue to hold approximately 5.56 million shares (approximately 10%) of Griffon’s common stock. Goldman Sachs has also agreed that, subject to certain exceptions, if it intends to sell its remaining shares of Griffon common stock at any time prior to December 31, 2014, it will first negotiate with the Company in good faith to sell the shares to the Company. Griffon will fund the purchase with cash on hand and the transaction will be completed in December.

GS Direct is party to an investment agreement with Griffon pursuant to which it has certain rights and is subject to certain restrictions, including the right to nominate one individual to serve on Griffon’s Board of Directors (based on GS Direct’s ownership level of Griffon’s outstanding common stock after giving effect to the repurchase described above).

PART III

The information required by Part III: Item 10, Directors, and Executive Officers and Corporate Governance; Item 11, Executive Compensation; Item 13, Certain Relationships and Related Transactions and Director Independence; and Item 14, Principal Accountant Fees and Services is included in and incorporated by reference to Griffon’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in January, 2014, to be filed with the Securities and Exchange Commission within 120 days following the end of Griffon’s year ended September 30, 2013. Information relating to the executive officers of the Registrant appears under Item 1 of this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 is included in and incorporated by reference to Griffon’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in January, 2014.

The following sets forth information relating to Griffon’s equity compensation plans as of September 30, 2013:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders (1)	608,035	$20.11	672,332

Equity compensation plans not approved by security holders (2)	106,200	$20.38

(1)	Excludes restricted shares issued in connection with Griffon’s equity compensation plans. The total reflected in Column (c) includes shares available for grant as any equity award under the Incentive Plan.

(2)	Griffon’s 1998 Employee and Director Stock Option Plan is the only equity plan which was not approved by Griffon’s stockholders. No new grants have been made under The Employee and Director Stock Option Plan since February 2008.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements – Covered by Report of Independent Registered Public Accounting Firm

	(A)	Consolidated Balance Sheets at September 30, 2013 and 2012

	(B)	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Fiscal Years Ended September 30, 2013, 2012 and 2011

	(C)	Consolidated Statements of Cash Flows for the Fiscal Years Ended September 30, 2013, 2012 and 2011

	(D)	Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended September 30, 2013, 2012 and 2011

	(E)	Notes to the Consolidated Financial Statements

	(2)	Financial Statement Schedule – Covered by Report of Independent Registered Public Accounting Firm

Schedule II – Valuation and Qualifying Accounts

All other schedules are not required and have been omitted.

	(3)	Exhibits – see (b) below

(b) Exhibits:

Exhibit No.
3.1	Restated Certificate of Incorporation (Exhibit 3.1 of Annual Report on Form 10-K for the year ended September 30, 1995 (Commission File No. 1-06620) and Exhibit 3.1 of Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (Commission File No. 1-06620)).
3.2	Amended and Restated By-laws (Exhibit 3.1 of Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-06620)).
4.1	Specimen Certificate for Shares of Common Stock of Registrant (Exhibit 4.3 of Registration Statement on Form S-3 Registration Statement No. 333-109171).
4.2	Indenture, dated December 21, 2009, between Griffon Corporation and American Stock Transfer & Trust Company, LLC (Exhibit 4.1 to Current Report on Form 8-K filed December 21, 2009 (Commission File No. 1-06620)).
4.3	Indenture, dated as of March 17, 2011, by and among Griffon Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (Exhibit 4.1 to the Current Report on Form 8-K filed March 18, 2011 (Commission File No. 1-06620)).
4.4	Registration Rights Agreement, dated March 17, 2011, by and among, Griffon Corporation, the guarantors party thereto and Deutsche Bank Securities Inc., as the representative of the several initial purchasers (Exhibit 4.2 to the Current Report on Form 8-K filed March 18, 2011 (Commission File No. 1-06620)).
10.1**	Employment Agreement dated as of July 1, 2001 between the Registrant and Harvey R. Blau (Exhibit 10.1 of Current Report on Form 8-K filed May 18, 2001 (Commission File No. 1-06620)).
10.2**	Employment Agreement dated as of July 1, 2001 between the Registrant and Robert Balemian (Exhibit 10.2 of Current Report on Form 8-K file May 18, 2001 (Commission File No. 1-06620)).
10.3	Form of Trust Agreement between the Registrant and Wachovia Bank, National Association, as Trustee, dated October 2, 2006, relating to Griffon’s Employee Stock Ownership Plan (Exhibit 10.3 to Annual Report on Form 10-K for the year ended September 30, 2006 (Commission File No. 1-06620)).
10.4**	Non-Qualified Stock Option Plan (Exhibit 10.12 of Annual Report on Form 10-K for the year ended September 30, 1998 (Commission File No. 1-06620)).
10.5	Form of Indemnification Agreement between the Registrant and its officers and directors (Exhibit 10.2 of Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (Commission File No. 1-06620)).
10.6**	1997 Stock Option Plan (Exhibit 4.2 of Form S-8 Registration Statement No. 333-21503 (Commission File No. 1-06620)).
10.7**	2001 Stock Option Plan (Exhibit 4.1 of Form S-8 Registration Statement No. 333-67760).
10.8**	1998 Employee and Director Stock Option Plan, as amended (Exhibit 4.1 of Form S-8 Registration Statement No. 333-102742).
10.9**	1998 Employee and Director Stock Option Plan, as amended (Exhibit 4.1 of Form S-8 Registration Statement No. 333-102742).
10.10**	Amendment to Employment Agreement between the Registrant and Harvey R. Blau dated August 8, 2003 (Exhibit 10.1 of Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 1-06620)).
10.11**	Non-Qualified Stock Option Agreement (Exhibit 4.1 of Form S-8 Registration Statement No. 333-131737).
10.12**	Griffon Corporation 2006 Equity Incentive Plan, as amended (Exhibit 10.1 of Quarterly Report on Form 10-Q for the period ended December 31, 2008 (Commission File No. 1-06620)).
10.13**	Amendment No. 2 to Employment Agreement, dated July 18, 2006 between the Registrant and Harvey R. Blau (Exhibit 10.1 to Current Report on Form 8-K filed July 21, 2006 (Commission File No. 1-06620)).
10.14**	Supplemental Executive Retirement Plan as amended through July 18, 2006 (Exhibit 10.3 to Current Report on Form 8-K filed July 21, 2006 (Commission File No. 1-06620)).
10.15**	Form of Restricted Stock Award Agreement under the Griffon Corporation 2006 Equity Incentive Plan (Exhibit 10.3 to Current Report on Form 8-K/A filed July 31, 2006 (Commission File No. 1-06620)).
10.16**	Amendment No. 3 to Employment Agreement, dated August 3, 2007, between the Registrant and Harvey R. Blau (Exhibit 10.1 to Current Report on Form 8-K filed August 6, 2007 (Commission File No. 1-06620)).

Exhibit No.
10.17**	Amendment No. 1 to the Amended and Restated Supplemental Executive Retirement Plan dated August 3, 2007 (Exhibit 10.3 to the Current Report on Form 8-K filed August 6, 2007 (Commission File No. 1-06620)).
10.18**	Employment Agreement, dated March 16, 2008, between the Registrant and Ronald J. Kramer. (Exhibit 10.1 to the Current Report on Form 8-K filed March 20, 2008 (Commission File No. 1-06620)).
10.19**	Employment Agreement dated August 6, 2009, between the Registrant and Douglas J. Wetmore (Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (Commission File No. 1-06620)).
10.20**	Offer Letter Agreement, dated April 27, 2010 between the Company and Seth L. Kaplan (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (Commission File No. 1-06620)).
10.21**	Severance Agreement, dated April 27, 2010 between the Company and Seth L. Kaplan (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (Commission File No. 1-06620)).
10.22**	Letter Agreement, dated February 3, 2011, between Griffon Corporation and Harvey R. Blau (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (Commission File No. 1-06620)).
10.23**	Griffon Corporation Director Compensation Program, dated January 30, 2013 (Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-06620)).
10.24**	Griffon Corporation 2011 Equity Incentive Plan (Exhibit 99.1 to the Current Report on Form 8-K filed February 9, 2011 (Commission File No. 1-06620)).
10.25**	Griffon Corporation 2011 Equity Incentive Plan, amended as of January 30, 2013 (Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-06620)).
10.26**	Form of Award Agreement for Restricted Share Award under Griffon Corporation 2011 Equity Incentive Plan (Exhibit 99.2 to the Current Report on Form 8-K filed February 9, 2011 (Commission File No. 1-06620)).
10.27**	Griffon Corporation 2011 Performance Bonus Plan (Exhibit 99.3 to the Current Report on Form 8-K filed February 9, 2011 (Commission File No. 1-06620)).
10.28**	Amendment No.1 to Employment Agreement made as of February 3, 2011 by and between Griffon Corporation and Ronald J. Kramer (Exhibit 99.4 to the Current Report on Form 8-K filed February 9, 2011 (Commission File No. 1-06620)).
10.29	Letter agreement, dated March 8, 2013, among Griffon Corporation, J.P. Morgan Securities LLC and JPMorgan Chase Bank, N.A. (Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-06620)).
10.30	Amended and Restated Credit Agreement, dated as of March 28, 2013, by and among Griffon Corporation, JPMorgan Chase Bank, N.A., as administrative agent, Deutsche Bank Securities Inc., as syndication agent, Wells Fargo Bank, National Association, HSBC Bank USA, N.A and RBS Citizens, N.A., as co-documentation agents, and the other lenders party thereto (Exhibit 99.1 to the Current Report on Form 8-K filed April 1, 2013 (Commission File No. 1-06620)).

Exhibit No.
10.31	First Amendment to Amended and Restated Credit Agreement, dated as of June 11, 2013, to that certain Amended and Restated Credit Agreement, dated as of March 28, 2013, among Griffon Corporation, Deutsche Bank Securities Inc., as syndication agent, Wells Fargo Bank, National Association, HSBC Bank USA, N.A and RBS Citizens, N.A., as co-documentation agents, and JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (Commission File No. 1-06620)).
10.32	Guarantee and Collateral Agreement, dated as of March 18, 2011, by Griffon Corporation and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 99.3 to the Current Report on Form 8-K filed March 18, 2011 (Commission File No. 1-06620)).
10.33	Amendment, dated as of March 28, 2013, to Guarantee and Collateral Agreement, dated as of March 18, 2011, by Griffon Corporation and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 99.2 to the Current Report on Form 8-K filed April 1, 2013 (Commission File No. 1-06620)).
10.34**	Amended and Restated Restricted Share Award letter made as of January 10, 2012 by and between Griffon Corporation and Ronald J. Kramer (Exhibit 99.1 to Current Report on Form 8-K filed January 10, 2012 (Commission File No. 1-06620)).
10.35**	Amended and Restated Restricted Share Award letter made as of January 10, 2012 by and between Griffon Corporation and Douglas J. Wetmore (Exhibit 99.2 to Current Report on Form 8-K filed January 10, 2012 (Commission File No. 1-06620)).
10.36**	Employment Agreement, dated December 7, 2012, by and between Griffon Corporation and Robert F. Mehmel (Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 (Commission File No. 1-06620)).
10.37**	Restricted Share Award letter made as of December 10, 2012, by and between Griffon Corporation and Robert F. Mehmel (Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 (Commission File No. 1-06620)).
10.38**	Consulting Agreement, dated December 11, 2012, by and between Griffon Corporation and Patrick L. Alesia (Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 (Commission File No. 1-06620)).
14.1	Code of Ethics for the Chairman and Chief Executive Officer and Senior Financial Officers (Exhibit 14.1 to Current Report on Form 8-K dated February 9, 2011).
14.2	Code of Business Conduct and Ethics (Exhibit 14.2 to Current Report on Form 8-K dated February 9, 2011).
21*	Subsidiaries of the Registrant
23*	Consent of Grant Thornton LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 USC Section 1350.

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Document***

101.DEF	XBRL Taxonomy Extension Definitions Document***

101.LAB	XBRL Taxonomy Extension Labels Document***

101.PRE	XBRL Taxonomy Extension Presentation Document***

_______________________
*	Filed herewith. All other exhibits are incorporated herein by reference to the exhibit indicated in the parenthetical references.
**	Indicates a management contract or compensatory plan or arrangement.
***	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Griffon has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of November 2013.

Griffon Corporation
By:	/s/ Ronald J. Kramer
Ronald J. Kramer,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 15, 2013 by the following persons on behalf of the Registrant in the capacities indicated:

/s/ Harvey R. Blau	Chairman of the Board
Harvey R. Blau
/s/ Ronald J. Kramer	Chief Executive Officer
Ronald J. Kramer	(Principal Executive Officer)
/s/ Douglas J. Wetmore	Executive Vice President and Chief Financial Officer
Douglas J. Wetmore	(Principal Financial Officer)
/s/ Brian G. Harris	Vice President, Controller and Chief Accounting
Brian G. Harris	Officer (Principal Accounting Officer)
/s/ Henry A. Alpert	Director
Henry A. Alpert
/s/ Bertrand M. Bell	Director
Bertrand M. Bell
/s/ Blaine V. Fogg	Director
Blaine V. Fogg
/s/ Bradley J. Gross	Director
Bradley J. Gross
/s/ Robert G. Harrison	Director
Robert G. Harrison
/s/ Donald J. Kutyna	Director
Donald J. Kutyna /s/ Kevin F. Sullivan Kevin F. Sullivan	Director
/s/ Martin S. Sussman	Director
Martin S. Sussman
/s/ William H. Waldorf	Director
William H. Waldorf
/s/ Joseph J. Whalen	Director
Joseph J. Whalen