Form 10-Q
period 2013-12-31
GRIFFON CORP
filed 2014-01-31
CIK 50725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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
☐ Yes   ☒ No

The number of shares of common stock outstanding at December 31, 2013 was 54,825,654.

Griffon Corporation and Subsidiaries

Part I – Financial Information

Item 1 – Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited)
	At December 31, 2013	At September 30, 2013
CURRENT ASSETS
Cash and equivalents	$95,374	$178,130
Accounts receivable, net of allowances of $6,062 and $6,136	245,246	256,215
Contract costs and recognized income not yet billed, net of progress payments of $8,727 and $6,941	111,353	109,828
Inventories, net	266,921	230,120
Prepaid and other current assets	50,440	48,903
Assets of discontinued operations	1,212	1,214
Total Current Assets	770,546	824,410
PROPERTY, PLANT AND EQUIPMENT, net	355,315	353,593
GOODWILL	368,537	357,730
INTANGIBLE ASSETS, net	226,079	221,391
OTHER ASSETS	28,621	28,580
ASSETS OF DISCONTINUED OPERATIONS	3,061	3,075
Total Assets	$1,752,159	$1,788,779
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$18,060	$10,768
Accounts payable	158,898	163,610
Accrued liabilities	89,700	106,743
Liabilities of discontinued operations	3,142	3,288
Total Current Liabilities	269,800	284,409
LONG-TERM DEBT, net of debt discount of $12,363 and $13,246	715,096	678,487
OTHER LIABILITIES	167,593	170,675
LIABILITIES OF DISCONTINUED OPERATIONS	4,577	4,744
Total Liabilities	1,157,066	1,138,315
COMMITMENTS AND CONTINGENCIES - See Note 14
SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	595,093	650,464
Total Liabilities and Shareholders’ Equity	$1,752,159	$1,788,779

GRIFFON CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

							ACCUMULATED
			CAPITAL IN				OTHER
	COMMON STOCK		EXCESS OF	RETAINED	TREASURY SHARES		COMPREHENSIVE	DEFERRED
(in thousands)	SHARES	PAR VALUE	PAR VALUE	EARNINGS	SHARES	COST	INCOME (LOSS)	COMPENSATION	Total
Balance at 9/30/2013	77,616	$19,404	$494,412	$434,363	18,527	$(274,602)	$(3,339)	$(19,774)	$650,464

Net income	—	—	—	3,236	—	—	—	—	3,236
Dividend	—	—	—	(1,719)	—	—	—	—	(1,719)
Tax effect from exercise/vesting of equity awards, net	—	—	273	—	—	—	—	—	273
Amortization of deferred compensation	—	—	—	—	—	—	—	610	610
Common stock acquired	—	—	—	—	4,798	(55,189)	—	—	(55,189)
Equity awards granted, net	535	134	(144)	—	—	—	—	—	(10)
ESOP purchase of common stock	—	—	—	—	—	—	—	(1,591)	(1,591)
ESOP allocation of common stock	—	—	165	—	—	—	—	—	165
Stock-based compensation	—	—	1,675	—	—	—	—	—	1,675
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(2,821)	—	(2,821)
Balance at 12/31/2013	78,151	$19,538	$496,381	$435,880	23,325	$(329,791)	$(6,160)	$(20,755)	$595,093

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,
	2013	2012
Revenue	$453,458	$423,749
Cost of goods and services	347,955	326,079
Gross profit	105,503	97,670

Selling, general and administrative expenses	87,680	82,219
Restructuring and other related charges	842	1,108
Total operating expenses	88,522	83,327

Income from operations	16,981	14,343

Other income (expense)
Interest expense	(13,134)	(13,107)
Interest income	33	28
Other, net	906	486
Total other expense, net	(12,195)	(12,593)

Income before taxes	4,786	1,750
Provision for income taxes	1,550	1,192
Net income	$3,236	$558

Basic earnings per common share	$0.06	$0.01

Weighted-average shares outstanding	52,754	55,153

Diluted earnings per common share	$0.06	$0.01

Weighted-average shares outstanding	54,633	57,265

Net income	$3,236	$558
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(3,137)	3,003
Pension and other post retirement plans	316	3,860
Total other comprehensive income (loss), net of taxes	(2,821)	6,863
Comprehensive income, net	$415	$7,421

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

(Unaudited)

	Three Months Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,236	$558

Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization	16,793	17,357
Stock-based compensation	1,675	2,960
Asset impairment charges - restructuring	109	—
Provision for losses on accounts receivable	185	206
Amortization of deferred financing costs and debt discounts	1,606	1,539
Deferred income taxes	(239)	458
(Gain) loss on sale/disposal of assets	53	(733)
Change in assets and liabilities, net of assets and liabilities acquired:
(Increase) decrease in accounts receivable and contract costs and recognized income not yet billed	12,835	(529)
Increase in inventories	(33,915)	(9,800)
(Increase) decrease in prepaid and other assets	(1,628)	3,625
Decrease in accounts payable, accrued liabilities and income taxes payable	(25,647)	(50,165)
Other changes, net	543	2,022
Net cash used in operating activities	(24,394)	(32,502)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(17,916)	(17,288)
Acquired business, net of cash acquired	(23,666)	—
Proceeds from sale of assets	224	1,055
Net cash used in investing activities	(41,358)	(16,233)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(1,719)	(1,464)
Purchase of shares for treasury	(55,189)	(7,336)
Proceeds from issuance of long-term debt	57,635	303
Payments of long-term debt	(25,246)	(4,062)
Change in short-term borrowings	9,940	1,643
Financing costs	(681)	—
Purchase of ESOP shares	(1,591)	—
Tax benefit from exercise/vesting of equity awards, net	273	150
Other, net	31	184
Net cash used in financing activities	(16,547)	(10,582)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities	(299)	(463)
Net cash used in discontinued operations	(299)	(463)

Effect of exchange rate changes on cash and equivalents	(158)	191

NET DECREASE IN CASH AND EQUIVALENTS	(82,756)	(59,589)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	178,130	209,654
CASH AND EQUIVALENTS AT END OF PERIOD	$95,374	$150,065

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements. As such, they should be read with reference to Griffon’s Annual Report on Form 10-K for the year ended September 30, 2013, which provides a more complete explanation of Griffon’s accounting policies, financial position, operating results, business properties and other matters. In the opinion of management, these financial statements reflect all adjustments considered necessary for a fair statement of interim results. Griffon’s HBP operations are seasonal; for this and other reasons, the financial results of the Company for any interim period are not necessarily indicative of the results for the full year.

The condensed consolidated balance sheet information at September 30, 2013 was derived from the audited financial statements included in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2013.

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

The fair values of Griffon’s 2018 senior notes and 2017 4% convertible notes approximated $583,000 and $115,440, respectively, on December 31, 2013. Fair values were based upon quoted market prices (level 1 inputs).

Items Measured at Fair Value on a Recurring Basis

Insurance contracts and trading securities with values of $3,756 and $1,306 at December 31, 2013, respectively, are measured and recorded at fair value based upon quoted prices in active markets for identical assets (level 2 inputs).

At December 31, 2013, Griffon had $3,450 of Australian dollar contracts at a weighted average rate of $1.09. The contracts, which protect Australia operations from currency fluctuations for U.S. dollar based purchases, do not qualify for hedge accounting and a fair value gain of $51 was recorded in Other assets and to Other income for the outstanding contracts, based on similar contract values (level 2 inputs), for the quarter ended December 31, 2013. All contracts expire in 15 to 60 days.

NOTE 3 – ACQUISITION

On December 31, 2013, Griffon’s subsidiary, ATT acquired Northcote Pottery (“Northcote”), founded in 1897 and a leading brand in the Australian outdoor planter and decor market, for approximately $24,000. The acquisition of Northcote complements Southern Patio, acquired in 2011, and adds to ATT’s existing lawn and garden operations in Australia. Northcote, which will be integrated with ATT, is expected to generate approximately $28,000 of annualized revenue. Included in selling, general and administrative expenses are $798 of acquisition costs, incurred by Griffon, related to this transaction in the first quarter of 2014.

The accounts of the acquired company, after adjustment to reflect preliminary fair market values assigned to assets purchased, have been included in the consolidated financial statements from date of acquisition; acquired inventory was not significant. Griffon is in the process of finalizing the adjustment to the purchase price, if any, primarily related to working capital, and gathering data as of the closing date to complete the purchase price allocation; accordingly, management has used their best estimates in the initial purchase price allocation as of the date of these financial statements.

The following table summarizes the preliminary fair values of the Northcote assets and liabilities as of the date of acquisition:

2014
Current Assets, net of cash acquired	$8,027
PP&E	1,385
Goodwill	11,168
Amortizable intangible assets	6,023
Indefinite life intangible assets	1,646
Total assets acquired	28,249
Total liabilities assumed	(4,583)
Net assets acquired	$23,666

The amounts assigned to major intangible asset classifications, none of which are tax deductible, for the Northcote acquisition are as follows:

	2014	Amortization Period (Years)
Goodwill	$11,168	N/A
Tradenames	1,646	Indefinite
Customer relationships	6,023	25
	$18,837

NOTE 4 – INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out or average) or market.

The following table details the components of inventory:

	At December 31, 2013	At September 30, 2013
Raw materials and supplies	$75,579	$65,560
Work in process	85,264	63,930
Finished goods	106,078	100,630
Total	$266,921	$230,120

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

The following table details the components of property, plant and equipment, net:

	At December 31, 2013	At September 30, 2013
Land, building and building improvements	$130,772	$130,905
Machinery and equipment	678,684	661,094
Leasehold improvements	36,039	35,884
	845,495	827,883
Accumulated depreciation and amortization	(490,180)	(474,290)
Total	$355,315	$353,593

Depreciation and amortization expense for property, plant and equipment was $14,905 and $15,371 for the quarters ended December 31, 2013 and 2012, respectively.

No event or indicator of impairment occurred during the quarter ended December 31, 2013, which would require additional impairment testing of property, plant and equipment.

NOTE 6 – GOODWILL AND OTHER INTANGIBLES

The following table provides changes in the carrying value of goodwill by segment during the quarter ended December 31, 2013:

	At September 30, 2013	Goodwill from 2014 acquisitions	Other adjustments including currency translations	At December 31, 2013
Home & Building Products	$269,802	$11,168	$—	$280,970
Telephonics	18,545	—	—	18,545
Plastics	69,383	—	(361)	69,022
Total	$357,730	$11,168	$(361)	$368,537

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	At December 31, 2013			At September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization

Customer relationships	$172,246	$30,706	25	$166,985	$29,049
Unpatented technology	6,804	3,047	12.5	6,804	2,916
Total amortizable intangible assets	179,050	33,753		173,789	31,965
Trademarks	80,782	—		79,567	—
Total intangible assets	$259,832	$33,753		$253,356	$31,965

Amortization expense for intangible assets was $1,888 and $1,986 for the quarters ended December 31, 2013 and 2012, respectively.

No event or indicator of impairment occurred during the quarter ended December 31, 2013, which would require impairment testing of long-lived intangible assets including goodwill.

NOTE 7 – INCOME TAXES

The effective tax rate for the quarter ended December 31, 2013 was 32.4% compared to 68.1% in the prior year quarter. The rates include discrete benefits in the current and prior year quarter of $289 and $55, respectively, primarily resulting from the release of previously established reserves for uncertain tax positions on conclusion of certain tax audits, and benefits arising on the filing of tax returns in various jurisdictions.

Excluding discrete items, the effective tax rate for the quarter ended December 31, 2013 was 38.4% compared to 71.3% in the prior year quarter. Rates in both quarters reflect the impact of permanent differences not deductible in determining taxable income, mainly limited deductibility of restricted stock, tax reserves and of changes in earnings mix between domestic and non-domestic operations, all of which are material relative to the level of pretax result; the impact of the permanent differences diminished in the current quarter primarily as a result of the improved pretax result.

NOTE 8 – LONG-TERM DEBT

		At December 31, 2013					At September 30, 2013
		Outstanding Balance	Original Issuer Discount	Balance Sheet	Capitalized Fees & Expenses	Coupon Interest Rate	Outstanding Balance	Original Issuer Discount	Balance Sheet	Capitalized Fees & Expenses	Coupon Interest Rate
Senior notes due 2018	(a)	$550,000	$—	$550,000	$6,832	7.100%	$550,000	$—	$550,000	$7,328	7.100%
Revolver due 2018	(a)	20,000	—	20,000	2,291	n/a	—	—	—	2,425	n/a
Convert. debt due 2017	(b)	100,000	(12,363)	87,637	1,367	4.000%	100,000	(13,246)	86,754	1,478	4.000%
Real estate mortgages	(c)	17,032	—	17,032	693	n/a	13,212	—	13,212	185	n/a
ESOP Loans	(d)	22,184	—	22,184	66	n/a	21,098	—	21,098	24	n/a
Capital lease - real estate	(e)	9,289	—	9,289	200	5.000%	9,529	—	9,529	207	5.000%
Non U.S. lines of credit	(f)	14,392	—	14,392	—	n/a	4,606	—	4,606	—	n/a
Non U.S. term loans	(f)	11,091	—	11,091	90	n/a	3,115	—	3,115	27	n/a
Other long term debt	(g)	1,531	—	1,531	—	n/a	941	—	941	—	n/a
Totals		745,519	(12,363)	733,156	$11,539		702,501	(13,246)	689,255	$11,674
less: Current portion		(18,060)	—	(18,060)			(10,768)	—	(10,768)
Long-term debt		$727,459	$(12,363)	$715,096			$691,733	$(13,246)	$678,487

		Three Months Ended December 31, 2013					Three Months Ended December 31, 2012
		Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense	Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense
Senior notes due 2018	(a)	7.4%	$9,797	$—	$406	$10,203	7.4%	$9,797	$—	$406	$10,203
Revolver due 2018	(a)	n/a	167	—	136	303	n/a	218	—	156	374
Convert. debt due 2017	(b)	9.0%	1,000	883	111	1,994	9.1%	1,000	811	111	1,922
Real estate mortgages	(c)	3.6%	130	—	36	166	5.3%	139	—	21	160
ESOP Loans	(d)	2.9%	152	—	2	154	2.9%	167	—	2	169
Capital lease - real estate	(e)	5.3%	119	—	6	125	5.3%	131	—	6	137
Non U.S. lines of credit	(f)	n/a	193	—	—	193	n/a	113	—	—	113
Non U.S. term loans	(f)	n/a	52	—	26	78	n/a	173	—	26	199
Other long term debt	(g)	n/a	11	—	—	11	n/a	115	—	—	115
Capitalized interest			(93)	—	—	(93)		(285)	—	—	(285)
Totals			$11,528	$883	$723	$13,134		$11,568	$811	$728	$13,107

(a)	On March 17, 2011, in an unregistered offering through a private placement under Rule 144A, Griffon issued, at par, $550,000 of 7.125% Senior Notes due in 2018 (“Senior Notes”); interest is payable semi-annually. On August 9, 2011, Griffon exchanged all of the Senior Notes for substantially identical Senior Notes registered under the Securities Act of 1933 via an exchange offer.

Proceeds from the Senior Notes were used to pay down outstanding borrowings under a senior secured term loan facility and two senior secured revolving credit facilities of certain of the Company’s subsidiaries. The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions.

On March 28, 2013, Griffon amended and increased the amount available under its Revolving Credit Facility (“Credit Agreement”) from $200,000 to $225,000 and extended its maturity from March 18, 2016 to March 28, 2018 (except that if the Company’s 7-1/8 Senior Notes due 2018 are still outstanding on October 1, 2017, the Facility will mature on October 1, 2017). The facility includes a letter of credit sub-facility with a limit of $60,000, a multi-currency sub-facility of $50,000 and a swing line sub-facility with a limit of $30,000. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility or the occurrence of a default or event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, in each case without a floor, plus an applicable margin, which adjusts based on financial performance. The current margins are 1.00% for base rate loans and 2.00% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio as well as customary affirmative and negative covenants and events of default. The Credit Agreement also includes certain restrictions, such as limitations on the incurrence of indebtedness and liens and the making of restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all assets of the Company and the guarantors and a pledge of not greater than two-thirds of the equity interest in each of Griffon’s material, first-tier foreign subsidiaries.

At December 31, 2013, there were $24,947 of standby letters of credit outstanding under the Credit Agreement; $180,053 was available, subject to certain covenants, for borrowing at that date.
8

(b)	On December 21, 2009, Griffon issued $100,000 principal of 4% convertible subordinated notes due 2017 (the “2017 Notes”). The current conversion rate of the 2017 Notes is 67.8495 shares of Griffon’s common stock per $1,000 principal amount of notes, corresponding to a conversion price of $14.74 per share. When a cash dividend is declared that would result in an adjustment to the conversion ratio of less than 1%, any adjustment to the conversion ratio is deferred until the first to occur of (i) actual conversion; (ii) the 42nd trading day prior to maturity of the notes; and (iii) such time as the cumulative adjustment equals or exceeds 1%. As of December 31, 2013, aggregate dividends since the last conversion price adjustment of $0.105 per share would have resulted in an adjustment to the conversion ratio of approximately 0.89%. At both December 31, 2013 and 2012, the 2017 Notes had a capital in excess of par component, net of tax, of $15,720.

(c)	On October 21, 2013, Griffon refinanced two properties’ real estate mortgages to secure new loans totaling $17,175. The loans mature in October 2018, are collateralized by the related properties and are guaranteed by Griffon. The loans bear interest at a rate of LIBOR plus 2.75%.

(d)	In December 2013, Griffon’s Employee Stock Ownership Plan (“ESOP”) entered into an agreement, which refinanced the two existing ESOP loans into one new Term Loan in the amount of $21,098. The Agreement also provided a Line Note with $10,000 available to purchase shares of Griffon common stock in the open market through September 29, 2014 at which point the Line Note will be combined with the Term Loan. Through December 31, 2013, 120,000 shares of Griffon common stock, for a total of $1,591, have been purchased with the Line Note proceeds. The loans bear interest at a) LIBOR plus 2.25% or b) the lender’s prime rate, at Griffon’s option. The loans require quarterly principal payments of $505 through September 30, 2014 and $419 per quarter thereafter, with a balloon payment of approximately $19,000 due at maturity in December 2018 (except that if the Company’s 7-1/8 Senior Notes due 2018 are still outstanding on October 1, 2017, the Facility will mature on October 1, 2017). The loans are secured by shares purchased with the proceeds of the loans and with a lien on a specific amount of Griffon assets, and Griffon guarantees repayment.

(e)	In October 2006, CBP entered into a capital lease totaling $14,290 for real estate in Troy, Ohio. The lease matures in 2022, bears interest at a fixed rate of 5.0%, is secured by a mortgage on the real estate and is guaranteed by Griffon.

(f)	In November 2010, Clopay Europe GMBH (“Clopay Europe”) entered into a €10,000 revolving credit facility and a €20,000 term loan. The term loan was paid off in December 2013 and the revolver had borrowings of $11,013 at December 31, 2013. The revolving facility matures in November 2014, but is renewable upon mutual agreement with the bank. The revolving credit facility accrues interest at EURIBOR plus 2.45% per annum. Clopay Europe is required to maintain a certain minimum equity to assets ratio and keep leverage below a certain level, defined as the ratio of total debt to EBITDA.

Clopay do Brazil maintains lines of credit of approximately $5,500. Interest on borrowings accrues at a rate of Brazilian CDI plus 6.0% (15.77% at December 31, 2013). At December 31, 2013 there was approximately $3,378 borrowed under the lines. Clopay Plastic Products Co., Inc. guarantees the loan and lines.

In November 2012, Garant G.P. (“Garant”) entered into a CAD $15,000 revolving credit facility. The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (1.47% LIBOR USD and 2.45% Bankers Acceptance Rate CDN as of December 31, 2013). The revolving facility matures in November 2015. Garant is required to maintain a certain minimum equity. At December 31, 2013, there were no borrowings under the revolving credit facility with CAD $15,000 available for borrowing.

In December 2013, Northcote Holdings Pty. Ltd entered into an AUD $12,500 term loan. The term loan is unsecured, requires quarterly interest payments and principal is due at maturity (December 2016). The loan accrues interest at Bank Bill Swap Bid Rate “BBSY” plus 2.8% per annum (5.42% at December 31, 2013). The Loan is guaranteed by Griffon Corporation and had an outstanding balance of $11,091 at December 31, 2013.

(g)	Other long-term debt primarily consists of capital leases.

At December 31, 2013, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements.

NOTE 9 — SHAREHOLDERS’ EQUITY

During 2013, the Company declared and paid quarterly dividends of $0.025 per share, totaling $0.10 per share for the year. During the first quarter of 2014, the Board of Directors approved a quarterly cash dividend of $0.03 per share, paid on December 24, 2013 to shareholders of record as of close of business on December 5, 2013. Dividends paid on allocated shares in the ESOP were used to pay down the ESOP loan and recorded as a reduction in expense. A dividend payable was established for the holders of restricted shares; such dividends will be released upon vesting of the underlying restricted shares.

On January 30, 2014, the Board of Directors declared a quarterly cash dividend of $0.03 per share, payable on March 27, 2014 to shareholders of record as of the close of business on February 27, 2014.

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

In February 2011, shareholders approved the Griffon Corporation 2011 Equity Incentive Plan under which awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, deferred shares and other stock-based awards may be granted. On January 30, 2014, shareholders approved an amendment and restatement of the Incentive Plan (as amended, the “Incentive Plan”), which, among other things, added 1,200,000 shares to the Incentive Plan. Options granted under the Incentive Plan may be either “incentive stock options” or nonqualified stock options, generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The maximum number of shares of common stock available for award under the Incentive Plan is 4,200,000 (600,000 of which may be issued as incentive stock options), plus any shares underlying awards outstanding on the effective date of the Incentive Plan under the 2006 Incentive Plan that are subsequently cancelled or forfeited. As of December 31, 2013, after giving effect to the 1,200,000 shares added to the plan on January 30, 2014, 1,296,468 shares were available for grant.

All grants outstanding under the Griffon Corporation 2001 Stock Option Plan, 2006 Equity Incentive Plan and Outside Director Stock Award Plan will continue under their terms; no additional awards will be granted under such plans.

During the first quarter of 2014, Griffon granted 599,328 restricted stock awards with vesting periods up to four years, 554,498 of which are also subject to certain performance conditions, with a total fair value of $7,426, or a weighted average fair value of $12.39 per share.

For the quarters ended December 31, 2013 and 2012, stock based compensation expense totaled $1,675 and $2,960, respectively.

In August 2011, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under this repurchase program, the Company may purchase shares, depending upon market conditions, in open market or privately negotiated transactions, including pursuant to a 10b5-1 plan. During the first quarter of 2014, Griffon repurchased 65,700 shares, for a total of $822, or $12.52 per shares. To date, under this program, Griffon has repurchased 3,787,931 shares, for a total of $38,796 or $10.24 per share. As of December 31, 2013, $11,204 remains under the $50,000 authorization.

During the quarter, 288,012 shares, with a market value of $3,764, or $13.07 per share, were withheld to settle employee taxes due upon the vesting of restricted stock.

On December 10, 2013, Griffon repurchased 4,444,444 shares of its common stock for $50,000 from GS Direct, L.L.C. (“GS Direct”), an affiliate of The Goldman Sachs Group, Inc. The repurchase was effected in a private transaction at a per share price of $11.25, an approximate 9.2% discount to the stock’s closing price on November 12, 2013, the day before announcement of the transaction. The transaction was exclusive of the Company’s current $50,000 authorized share repurchase program. After closing the transaction, GS Direct continued to hold approximately 5.56 million shares (approximately 10%) of Griffon’s common stock. GS Direct also agreed that, subject to certain exceptions, if it intends to sell its remaining shares of Griffon common stock at any time prior to December 31, 2014, it will first negotiate in good faith to sell the shares to the Company.

In December 2013, Griffon’s Board of Directors authorized the ESOP to purchase up to $10,000 of Griffon’s outstanding common stock, depending upon market conditions, in open market or privately negotiated transactions, including pursuant to a 10b5-1 plan. During the first quarter of 2014, the ESOP purchased 120,000 shares of common stock, for a total of $1,591 or $13.26 per share. As of December 31, 2013, $8,409 remains under the $10,000 authorization.

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

The following table is a reconciliation of the share amounts (in thousands) used in computing earnings per share:

	Three Months Ended December 31,
	2013	2012
Weighted average shares outstanding - basic	52,754	55,153
Incremental shares from stock based compensation	1,879	2,112

Weighted average shares outstanding - diluted	54,633	57,265

Anti-dilutive options excluded from diluted EPS computation	710	884

Griffon has the intent and ability to settle the principal amount of the 2017 Notes in cash, and as such, the potential issuance of shares related to the principal amount of the 2017 Notes does not affect diluted shares.

NOTE 11 – BUSINESS SEGMENTS

Griffon’s reportable business segments are as follows:

•	HBP is a leading manufacturer and marketer of residential, commercial and industrial garage doors to professional installing dealers and major home center retail chains, as well as a global provider of non-powered landscaping products that make work easier for homeowners and professionals.

•	Telephonics develops, designs and manufactures high-technology integrated information, communication and sensor system solutions to military and commercial markets worldwide.

•	Plastics is an international leader in the development and production of embossed, laminated and printed specialty plastic films used in a variety of hygienic, health-care and industrial applications.
11

Information on Griffon’s business segments is as follows:

	For the Three Months Ended December 31,
REVENUE	2013	2012
Home & Building Products:
ATT	$96,608	$77,309
CBP	121,842	112,867
Home & Building Products	218,450	190,176
Telephonics	96,025	96,050
Plastics	138,983	137,523
Total consolidated net sales	$453,458	$423,749

The following table reconciles segment operating profit to income before taxes:

	For the Three Months Ended December 31,
INCOME BEFORE TAXES	2013	2012
Segment operating profit:
Home & Building Products	$9,393	$7,271
Telephonics	10,652	14,645
Plastics	5,825	2,642
Total segment operating profit	25,870	24,558
Net interest expense	(13,101)	(13,079)
Unallocated amounts	(7,983)	(7,587)
Loss on pension settlement	—	(2,142)
Income before taxes	$4,786	$1,750

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

The following table provides a reconciliation of Segment adjusted EBITDA to Income before taxes:

	For the Three Months Ended December 31,
	2013	2012
Segment adjusted EBITDA:
Home & Building Products	$19,067	$17,239
Telephonics	12,396	16,364
Plastics	12,743	9,319

Total Segment adjusted EBITDA	44,206	42,922
Net interest expense	(13,101)	(13,079)
Segment depreciation and amortization	(16,696)	(17,256)
Unallocated amounts	(7,983)	(7,587)
Restructuring charges	(842)	(1,108)
Acquisition costs	(798)	—
Loss on pension settlement	—	(2,142)
Income before taxes	$4,786	$1,750

Unallocated amounts typically include general corporate expenses not attributable to a reportable segment.

	For the Three Months Ended December 31,
	2013	2012
DEPRECIATION and AMORTIZATION
Segment:
Home & Building Products	$8,034	$8,860
Telephonics	1,744	1,719
Plastics	6,918	6,677
Total segment depreciation and amortization	16,696	17,256
Corporate	97	101
Total consolidated depreciation and amortization	$16,793	$17,357

CAPITAL EXPENDITURES
Segment:
Home & Building Products	$8,468	$9,093
Telephonics	3,367	822
Plastics	5,760	7,368
Total segment	17,595	17,283
Corporate	321	5
Total consolidated capital expenditures	$17,916	$17,288

ASSETS	At December 31, 2013	At September 30, 2013
Segment assets:
Home & Building Products	$956,407	$908,386
Telephonics	291,180	296,919
Plastics	426,968	422,730
Total segment assets	1,674,555	1,628,035
Corporate	73,331	156,455
Total continuing assets	1,747,886	1,784,490
Assets of discontinued operations	4,273	4,289
Consolidated total	$1,752,159	$1,788,779

NOTE 12 – DEFINED BENEFIT PENSION EXPENSE

Defined benefit pension expense was as follows:

	Three Months Ended December 31,
	2013	2012
Service cost	$45	$50
Interest cost	2,500	2,425
Expected return on plan assets	(2,885)	(3,138)
Amortization:
Prior service cost	4	5
Recognized actuarial loss	489	840
Loss on pension settlement	—	2,142
Net periodic expense	$153	$2,324

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

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued new accounting guidance requiring enhanced disclosures for items reclassified out of accumulated other comprehensive income. The guidance does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. This guidance is effective prospectively for annual reporting periods beginning after December 15, 2012, with early adoption permitted. As this new guidance is related to presentation only, the implementation of this guidance in the first quarter of fiscal year 2014 did not have a material effect on the Company’s financial condition or results of operations.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 14 – DISCONTINUED OPERATIONS

The following amounts related to the Installation Services segment, discontinued in 2008, and other businesses discontinued several years ago, which have been segregated from Griffon’s continuing operations, and are reported as assets and liabilities of discontinued operations in the condensed consolidated balance sheets:

	At December 31, 2013	At September 30, 2013
Assets of discontinued operations:
Prepaid and other current assets	$1,212	$1,214
Other long-term assets	3,061	3,075
Total assets of discontinued operations	$4,273	$4,289

Liabilities of discontinued operations:
Accrued liabilities, current	$3,142	$3,288
Other long-term liabilities	4,577	4,744
Total liabilities of discontinued operations	$7,719	$8,032

There was no Installation Services revenue or income for the quarters ended December 31, 2013 or 2012.

NOTE 15 – RESTRUCTURING AND OTHER RELATED CHARGES

In January 2013, ATT announced its intention to close certain manufacturing facilities, and to consolidate affected operations primarily into its Camp Hill and Carlisle, PA locations. The intended actions, to be completed by the end of calendar 2014, will improve manufacturing and distribution efficiencies, allow for in-sourcing of certain production currently performed by third party suppliers, and improve material flow and absorption of fixed costs.

ATT anticipates incurring pre-tax restructuring and related exit costs approximating $8,000, comprised of cash charges of $4,000 and non-cash, asset-related charges of $4,000; the cash charges will include $2,500 for one-time termination benefits and other personnel-related costs and $1,500 for facility exit costs. ATT expects $20,000 in capital expenditures in connection with this initiative and, to date, has incurred $7,200 and $14,392 in restructuring costs and capital expenditures, respectively.

HBP recognized $842 and $1,108, respectively, for the quarters ended December 31, 2013 and 2012, respectively, of restructuring and other related exit costs primarily related to one-time termination benefits, facility costs, other personnel costs and asset impairment charges related to the ATT plant consolidation initiatives.

A summary of the restructuring and other related charges included in the line item “Restructuring and other related charges” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) were recognized as follows:

	Workforce Reduction	Facilities & Exit Costs	Other Related Costs	Total
Amounts incurred in:
Quarter ended December 31, 2012	$994	$39	$75	$1,108
Quarter ended December 31, 2013	$638	$95	$109	$842

The activity in the restructuring accrual recorded in accrued liabilities consisted of the following:

	Workforce Reduction	Facilities & Exit Costs	Other Related Costs	Total
Accrued liability at September 30, 2013	$3,057	$393	$407	$3,857
Charges	638	95	109	842
Payments	(1,351)	(119)	(323)	(1,793)
Accrued liability at December 31, 2013	$2,344	$369	$193	$2,906

NOTE 16 – OTHER EXPENSE

For the quarters ended December 31, 2013 and 2012, Other expense included $242 and $12, respectively, of net currency exchange gains in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $112 and $32, respectively, of net investment income.

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

Changes in Griffon’s warranty liability, included in Accrued liabilities, were as follows:

	Three Months Ended December 31,
	2013	2012
Balance, beginning of period	$6,649	$8,856
Warranties issued and changes in estimated pre-existing warranties	966	(6)
Actual warranty costs incurred	(686)	(1,107)
Balance, end of period	$6,929	$7,743

NOTE 18 – OTHER COMPREHENSIVE INCOME

The amounts recognized in other comprehensive income were as follows:

	Three Months Ended December 31, 2013			Three Months Ended December 31, 2012
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign curency translation adjustments	$(3,137)	$—	$(3,137)	$3,003	$—	$3,003
Pension and other defined benefit plans	493	(177)	316	6,459	(2,599)	3,860
Total other comprehensive income (loss)	(2,644)	(177)	(2,821)	9,462	(2,599)	6,863
15

Amounts reclassified from accumulated other comprehensive income to income were as follows:

	Three Months Ended December 31,
	2013	2012
Pension amortization	$493	$845
Pension settlement	—	2,142
Total before tax	493	2,987
Tax	(177)	(1,045)
Net of tax	316	1,942

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

NOTE 20 — CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the domestic assets of Clopay Building Products Company, Inc., Clopay Plastic Products Company, Inc., Telephonics Corporation, Ames True Temper, Inc. and ATT Southern, Inc. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act of 1933, presented below are condensed consolidating financial information as of December 31, 2013 and September 30, 2013 and for the three ended December 31, 2013 and 2012. The financial information may not necessarily be indicative of results of operations or financial position had the guarantor companies or non-guarantor companies operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly-owned subsidiaries accounted for under the equity method.

CONDENSED CONSOLIDATING BALANCE SHEETS

 At December 31, 2013

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation

CURRENT ASSETS
Cash and equivalents	$32,424	$21,955	$40,995	$—	$95,374
Accounts receivable, net of allowances	—	198,472	75,489	(28,715)	245,246
Contract costs and recognized income not yet billed, net of progress payments	—	111,010	343	—	111,353
Inventories, net	—	205,617	61,327	(23)	266,921
Prepaid and other current assets	(1,180)	21,424	19,635	10,561	50,440
Assets of discontinued operations	—	—	1,212	—	1,212
Total Current Assets	31,244	558,478	199,001	(18,177)	770,546

PROPERTY, PLANT AND EQUIPMENT, net	1,213	251,606	102,496	—	355,315
GOODWILL	—	288,147	80,390	—	368,537
INTANGIBLE ASSETS, net	—	159,278	66,801	—	226,079
INTERCOMPANY RECEIVABLE	537,068	883,208	624,044	(2,044,320)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	2,230,698	545,847	2,720,505	(5,497,050)	—
OTHER ASSETS	45,329	50,896	7,630	(75,234)	28,621
ASSETS OF DISCONTINUED OPERATIONS	—	—	3,061	—	3,061
Total Assets	$2,845,552	$2,737,460	$3,803,928	$(7,634,781)	$1,752,159

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$1,515	$1,090	$15,455	$—	$18,060
Accounts payable and accrued liabilities	27,886	169,672	70,051	(19,011)	248,598
Liabilities of discontinued operations	—	—	3,142	—	3,142
Total Current Liabilities	29,401	170,762	88,648	(19,011)	269,800

LONG-TERM DEBT, net of debt discounts	678,306	8,578	28,212	—	715,096
INTERCOMPANY PAYABLES	21,197	811,177	1,184,325	(2,016,699)	—
OTHER LIABILITIES	63,765	152,629	25,534	(74,335)	167,593
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	4,577	—	4,577
Total Liabilities	792,669	1,143,146	1,331,296	(2,110,045)	1,157,066

SHAREHOLDERS’ EQUITY	2,052,883	1,594,314	2,472,632	(5,524,736)	595,093
Total Liabilities and Shareholders’ Equity	$2,845,552	$2,737,460	$3,803,928	$(7,634,781)	$1,752,159
18

CONDENSED CONSOLIDATING BALANCE SHEETS

At September 30, 2013

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation

CURRENT ASSETS
Cash and equivalents	$68,994	$25,343	$83,793	$—	$178,130
Accounts receivable, net of allowances	—	213,506	76,241	(33,532)	256,215
Contract costs and recognized income not yet billed, net of progress payments	—	109,683	145	—	109,828
Inventories, net	—	173,406	56,723	(9)	230,120
Prepaid and other current assets	(712)	21,854	17,330	10,431	48,903
Assets of discontinued operations	—	—	1,214	—	1,214
Total Current Assets	68,282	543,792	235,446	(23,110)	824,410

PROPERTY, PLANT AND EQUIPMENT, net	972	248,973	103,648	—	353,593
GOODWILL	—	288,146	69,584	—	357,730
INTANGIBLE ASSETS, net	—	160,349	61,042	—	221,391
INTERCOMPANY RECEIVABLE	547,903	911,632	573,269	(2,032,804)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	2,217,864	533,742	2,718,956	(5,470,562)	—
OTHER ASSETS	45,968	50,423	7,423	(75,234)	28,580
ASSETS OF DISCONTINUED OPERATIONS	—	—	3,075	—	3,075
Total Assets	$2,880,989	$2,737,057	$3,772,443	$(7,601,710)	$1,788,779

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$1,000	$1,079	$8,689	$—	$10,768
Accounts payable and accrued liabilities	41,121	182,765	70,427	(23,960)	270,353
Liabilities of discontinued operations	—	—	3,288	—	3,288
Total Current Liabilities	42,121	183,844	82,404	(23,960)	284,409

LONG-TERM DEBT, net of debt discounts	656,852	9,006	12,629	—	678,487
INTERCOMPANY PAYABLES	20,607	796,741	1,188,017	(2,005,365)	—
OTHER LIABILITIES	65,455	153,970	25,578	(74,328)	170,675
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	4,744	—	4,744
Total Liabilities	785,035	1,143,561	1,313,372	(2,103,653)	1,138,315

SHAREHOLDERS’ EQUITY	2,095,954	1,593,496	2,459,071	(5,498,057)	650,464
Total Liabilities and Shareholders’ Equity	$2,880,989	$2,737,057	$3,772,443	$(7,601,710)	$1,788,779

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended December 31, 2013

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation

Revenue	$—	$344,644	$121,752	$(12,938)	$453,458
Cost of goods and services	—	259,983	99,394	(11,422)	347,955
Gross profit	—	84,661	22,358	(1,516)	105,503

Selling, general and administrative expenses	6,331	68,381	14,574	(1,606)	87,680
Restructuring and other related charges	—	764	78	—	842
Total operating expenses	6,331	69,145	14,652	(1,606)	88,522

Income (loss) from operations	(6,331)	15,516	7,706	90	16,981

Other income (expense)
Interest income (expense), net	(3,604)	(6,998)	(2,499)	—	(13,101)
Other, net	112	2,429	(1,173)	(462)	906
Total other income (expense)	(3,492)	(4,569)	(3,672)	(462)	(12,195)

Income (loss) before taxes	(9,823)	10,947	4,034	(372)	4,786
Provision (benefit) for income taxes	(4,534)	5,727	357	—	1,550
Income (loss) before equity in net income of subsidiaries	(5,289)	5,220	3,677	(372)	3,236
Equity in net income (loss) of subsidiaries	8,897	3,765	5,220	(17,882)	—
Income (loss) from continuing operations	$3,608	$8,985	$8,897	$(18,254)	$3,236
Loss from operations of discontinued businesses	—	—	—	—	—
Benefit from income taxes	—	—	—	—	—
Loss from discontinued operations	—	—	—	—	—
Net income (loss)	$3,608	$8,985	$8,897	$(18,254)	$3,236

Net Income (loss)	$3,608	$8,985	$8,897	$(18,254)	$3,236
Other comprehensive income (loss), net of taxes	170	1,789	(4,780)	—	(2,821)
Comprehensive income (loss)	$3,778	$10,774	$4,117	$(18,254)	$415
19

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended December 31, 2012

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation

Revenue	$—	$321,058	$114,911	$(12,220)	$423,749
Cost of goods and services	—	238,817	98,355	(11,093)	326,079
Gross profit	—	82,241	16,556	(1,127)	97,670

Selling, general and administrative expenses	7,456	61,651	14,622	(1,510)	82,219
Restructuring and other related charges	—	1,108	—	—	1,108
Total operating expenses	7,456	62,759	14,622	(1,510)	83,327

Income (loss) from operations	(7,456)	19,482	1,934	383	14,343

Other income (expense)
Interest income (expense), net	(3,611)	(6,880)	(2,588)	—	(13,079)
Other, net	33	2,300	(1,385)	(462)	486
Total other income (expense)	(3,578)	(4,580)	(3,973)	(462)	(12,593)

Income (loss) before taxes	(11,034)	14,902	(2,039)	(79)	1,750
Provision (benefit) for income taxes	(5,367)	6,199	360	—	1,192
Income (loss) before equity in net income of subsidiaries	(5,667)	8,703	(2,399)	(79)	558
Equity in net income (loss) of subsidiaries	6,304	(2,363)	8,703	(12,644)	—
Net income (loss)	$637	$6,340	$6,304	$(12,723)	$558

Net Income (loss)	$637	$6,340	$6,304	$(12,723)	$558
Other comprehensive income (loss), net of taxes	1,603	4,423	837	—	6,863
Comprehensive income (loss)	$2,240	$10,763	$7,141	$(12,723)	$7,421

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Three Months Ended December 31, 2013

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,608	$8,985	$8,897	$(18,254)	$3,236

Net cash provided by (used in) operating activities	(4,051)	(42,977)	22,634	—	(24,394)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(320)	(16,334)	(1,262)	—	(17,916)
Acquired business, net of cash acquired	—	—	(23,666)	—	(23,666)
Intercompany distributions	10,000	(10,000)	—	—	—
Proceeds from sale of assets	—	202	22	—	224
Net cash provided by (used in) investing activities	9,680	(26,132)	(24,906)	—	(41,358)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(55,189)	—	—	—	(55,189)
Proceeds from issuance of long-term debt	42,689	(152)	15,098	—	57,635
Payments of long-term debt	(21,603)	(266)	(3,377)	—	(25,246)
Change in short-term borrowings	—	—	9,940	—	9,940
Financing costs	(91)	—	(590)	—	(681)
Purchase of ESOP shares	(1,591)	—	—	—	(1,591)
Tax effect from exercise/vesting of equity awards, net	273	—	—	—	273
Dividend	(6,719)	5,000	—	—	(1,719)
Other, net	32	61,139	(61,140)	—	31
Net cash provided by (used in) financing activities	(42,199)	65,721	(40,069)	—	(16,547)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	—	—	(299)	—	(299)

Effect of exchange rate changes on cash and equivalents	—	—	(158)	—	(158)

NET DECREASE IN CASH AND EQUIVALENTS	(36,570)	(3,388)	(42,798)	—	(82,756)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	68,994	25,343	83,793	—	178,130
CASH AND EQUIVALENTS AT END OF PERIOD	$32,424	$21,955	$40,995	$—	$95,374
20

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Three Months Ended December 31, 2012

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$637	$6,340	$6,304	$(12,723)	$558

Net cash provided by (used in) operating activities	(37,574)	(9,117)	14,189	—	(32,502)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	14	(16,663)	(639)	—	(17,288)
Intercompany distributions	10,000	(10,000)	—	—	—
Proceeds from sale of assets	—	1,055	—	—	1,055
Net cash provided by (used in) investing activities	10,014	(25,608)	(639)	—	(16,233)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(7,336)	—	—	—	(7,336)
Proceeds from issuance of long-term debt	—	303	—	—	303
Payments of long-term debt	(406)	(256)	(3,400)	—	(4,062)
Change in short-term borrowings	—	—	1,643	—	1,643
Tax effect from exercise/vesting of equity awards, net	150	—	—	—	150
Dividend	(1,464)	—	—	—	(1,464)
Other, net	185	18,601	(18,602)	—	184
Net cash provided by (used in) financing activities	(8,871)	18,648	(20,359)	—	(10,582)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	—	—	(463)	—	(463)

Effect of exchange rate changes on cash and equivalents	—	—	191	—	191

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(36,431)	(16,077)	(7,081)	—	(59,589)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	125,093	34,782	49,779	—	209,654
CASH AND EQUIVALENTS AT END OF PERIOD	$88,662	$18,705	$42,698	$—	$150,065
21

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

On December 31, 2013, Griffon’s subsidiary, ATT acquired Northcote Pottery (“Northcote”), founded in 1897 and a leading brand in the Australian outdoor planter and decor market, for approximately $24,000. The acquisition of Northcote complements Southern Patio, acquired in 2011, and adds to ATT’s existing lawn and garden operations in Australia. Northcote, which will be integrated with ATT, is expected to generate approximately $28,000 of annualized revenue. Griffon incurred $798 of acquisition costs related to this transaction in the first quarter of 2014.

On December 10, 2013, Griffon repurchased 4,444,444 shares of its common stock for $50,000 from GS Direct, L.L.C. (“GS Direct”), an affiliate of The Goldman Sachs Group, Inc. The repurchase was effected in a private transaction at a per share price of $11.25, an approximate 9.2% discount to the stock’s closing price on November 12, 2013, the day before announcement of the transaction. The transaction was exclusive of the Company’s current $50,000 authorized share repurchase program. After closing the transaction, GS Direct continued to hold approximately 5.56 million shares (approximately 10%) of Griffon’s common stock. GS Direct also agreed that, subject to certain exceptions, if it intends to sell its remaining shares of Griffon common stock at any time prior to December 31, 2014, it will first negotiate in good faith to sell the shares to the Company.

In January 2013, ATT announced its intention to close certain manufacturing facilities and consolidate affected operations primarily into its Camp Hill and Carlisle, PA locations. The intended actions, to be completed by the end of calendar 2014, will improve manufacturing and distribution efficiencies, allow for in-sourcing of certain production currently performed by third party suppliers, and improve material flow and absorption of fixed costs. Management estimates that, upon completion, these actions will result in annual cash savings exceeding $10,000, based on current operating levels.

ATT anticipates incurring pre-tax restructuring and related exit costs approximating $8,000, comprised of cash charges of $4,000 and non-cash, asset-related charges of $4,000; the cash charges will include $2,500 for one-time termination benefits and other personnel-related costs and $1,500 for facility exit costs. ATT expects $20,000 in capital expenditures in connection with this initiative and, to date, has incurred $7,200 and $14,392 in restructuring costs and capital expenditures, respectively.

First quarter 2013, Selling, general and administrative expenses included a $2,142, non-cash, pension settlement loss resulting from the lump-sum buyout of certain participant’s balances in the Company’s defined benefit plan. The buyouts, funded by the pension plan, reduced the Company’s net pension liability by $3,472.

OVERVIEW

Revenue for the quarter ended December 31, 2013 was $453,458 compared to $423,749 in the prior year quarter. Net income was $3,236 or $0.06 per share, compared to $558 or $0.01 per share, in the prior year quarter.

The current quarter included:

-	Restructuring charges of $842 ($522, net of tax or $0.01 per share);
-	Acquisition costs of $798 ($495, net of tax or $0.01 per share); and
-	Discrete tax benefits, net, of $289 or $0.01 per share.

The prior year quarter included:

-	Restructuring charges of $1,108 ($720, net of tax or $0.01 per share);
-	Loss on pension settlement of $2,142 ($1,392, net of tax of $0.02 per share); and
-	Discrete tax benefits, net, of $55 or $0.00 per share.

Excluding these items from the respective quarterly results, net income would have been $3,964 or $0.07 per share in the current quarter compared to $2,615 or $0.05 per share in the prior year quarter.

Griffon evaluates performance based on Earnings per share and Net income excluding restructuring charges, acquisition-related expenses, gains (losses) from pension settlement and debt extinguishment and discrete tax items, as applicable. Griffon believes this information is useful to investors for the same reason. The following table provides a reconciliation of Net income to adjusted net income and Earnings per share to Adjusted earnings per share:

GRIFFON CORPORATION AND SUBSIDIARIES
RECONCILIATION OF NET INCOME
TO ADJUSTED NET INCOME
(Unaudited)

	For the Three Months Ended December 31,
	2013	2012

Net income	$3,236	$558

Adjusting items, net of tax:
Restructuring and related	522	720
Acquisition costs	495	—
Loss on pension settlement	—	1,392
Discrete tax benefits	(289)	(55)

Adjusted net income	$3,964	$2,615

Diluted earnings per common share	$0.06	$0.01

Adjusting items, net of tax:
Restructuring	0.01	0.01
Acquisition costs	0.01	—
Loss on pension settlement	—	0.02
Discrete tax benefits	(0.01)	(0.00)

Adjusted diluted earnings per common share	0.07	$0.05

Weighted-average shares outstanding (in thousands)	54,633	57,265

Note: Due to rounding, the sum of earnings per common share and adjusting items, net of tax, may not equal adjusted earnings per common share.

RESULTS OF OPERATIONS

Quarters ended December 31, 2013 and 2012

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

The following table provides a reconciliation of Segment operating profit to Income before taxes:

	For the Three Months Ended December 31,
	2013	2012
Segment operating profit:
Home & Building Products	$9,393	$7,271
Telephonics	10,652	14,645
Plastics	5,825	2,642
Total segment operating profit	25,870	24,558
Net interest expense	(13,101)	(13,079)
Unallocated amounts	(7,983)	(7,587)
Loss on pension settlement	—	(2,142)
Income before taxes	$4,786	$1,750

The following table provides a reconciliation of Segment adjusted EBITDA to Income before taxes:

	For the Three Months Ended December 31,
	2013	2012
Segment adjusted EBITDA:
Home & Building Products	$19,067	$17,239
Telephonics	12,396	16,364
Plastics	12,743	9,319

Total Segment adjusted EBITDA	44,206	42,922
Net interest expense	(13,101)	(13,079)
Segment depreciation and amortization	(16,696)	(17,256)
Unallocated amounts	(7,983)	(7,587)
Restructuring charges	(842)	(1,108)
Acquisition costs	(798)	—
Loss on pension settlement	—	(2,142)
Income before taxes	$4,786	$1,750

Home & Building Products

	For the Three Months Ended December 31,
	2013		2012
Revenue:
ATT	$96,608		$77,309
CBP	121,842		112,867
Home & Building Products	$218,450		$190,176
Segment operating profit	$9,393	4.3%	$7,271	3.8%
Depreciation and amortization	8,034		8,860
Restructuring charges	842		1,108
Acquisition costs	798		—
Segment adjusted EBITDA	$19,067	8.7%	$17,239	9.1%

For the quarter ended December 31, 2013, revenue increased $28,274 or 15%, compared to the prior year quarter. ATT revenue increased 25% compared to the prior year quarter primarily due to improved US and Canada snow tool sales, while CBP revenue increased 8%, primarily due to improved volume.

For the quarter ended December 31, 2013, Segment operating profit was $9,393 compared to $7,271 in the prior year quarter, primarily from improved volume at ATT and CBP. Partially offsetting the benefit of improved volume, ATT continued to experience manufacturing inefficiencies in connection with its plant consolidation initiative, which are expected to continue until the initiative is completed. The prior year quarter also benefitted from $1,000 in Byrd Amendment receipts (anti-dumping compensation from the government); current quarter Byrd Amendment receipts were not significant. Segment depreciation and amortization decreased $826 from the prior year period. The current and prior year restructuring charges primarily related to the previously announced manufacturing and operations consolidation initiative at ATT, and the acquisition costs related to Northcote transaction.

On December 31, 2013, ATT acquired Northcote, a leading brand in the Australian outdoor planter and decor market, for approximately $24,000. The acquisition of Northcote complements Southern Patio, acquired in 2011, and adds to ATT’s existing lawn and garden operations in Australia. Northcote, which will be integrated with ATT, is expected to generate approximately $28,000 of annualized revenue.

In January 2013, ATT announced its intention to close certain manufacturing facilities and consolidate affected operations primarily into its Camp Hill and Carlisle, PA locations. The intended actions, to be completed by the end of calendar 2014, will improve manufacturing and distribution efficiencies, allow for in-sourcing of certain production currently performed by third party suppliers, and improve material flow and absorption of fixed costs.

ATT anticipates incurring pre-tax restructuring and related exit costs approximating $8,000, comprised of cash charges of $4,000 and non-cash, asset-related charges of $4,000; the cash charges will include $2,500 for one-time termination benefits and other personnel-related costs and $1,500 for facility exit costs. ATT expects $20,000 in capital expenditures in connection with this initiative and, to date, has incurred $7,200 and $14,392 in restructuring costs and capital expenditures, respectively.

HBP recognized $842 and $1,108, respectively, for the quarters ended December 31, 2013 and 2012, respectively, in restructuring and other related exit costs; such charges primarily related to one-time termination benefits, facility and other personnel costs, and asset impairment charges related to the ATT plant consolidation initiatives.

Telephonics

	For the Three Months Ended December 31,
	2013		2012
Revenue	$96,025		$96,050
Segment operating profit	$10,652	11.1%	$14,645	15.2%
Depreciation and amortization	1,744		1,719
Segment adjusted EBITDA	$12,396	12.9%	$16,364	17.0%

For the quarter ended December 31, 2013, revenue was comparable with the prior year. The current quarter benefitted from increased international radar program sales, offset by reduced MH-60 Romeo radar sales.

Segment operating profit decreased $3,993, or 27%, and operating profit margin decreased 410 basis points compared to the prior year quarter. The prior year quarter benefitted from a combination of favorable program mix and manufacturing efficiencies.

During the current quarter, Telephonics was awarded several new contracts and incremental funding on existing contracts approximating $68,300. Contract backlog was $416,000 at December 31, 2013 with 68% expected to be fulfilled in the next 12 months. Backlog was $444,000 at September 30, 2013 and $467,000 at December 31, 2012. Backlog is defined as unfilled firm orders for products and services for which funding has been both authorized and appropriated by the customer or Congress, in the case of the U.S. government agencies.

Plastics

	For the Three Months Ended December 31,
	2013		2012
Revenue	$138,983		$137,523
Segment operating profit	$5,825	4.2%	$2,642	1.9%
Depreciation and amortization	6,918		6,677
Segment adjusted EBITDA	$12,743	9.2%	$9,319	6.8%

For the quarter ended December 31, 2013, revenue increased $1,460, or 1%, compared to the prior year quarter. The increase reflected the benefit of favorable mix (3%), the pass through of higher resin costs in customer selling prices (2%) and favorable foreign exchange translation (1%), partially offset by the impact of lower volume (5%), a portion of which was attributable to Plastics exiting certain low margin products in the second half of 2013. Plastics adjusts selling prices based on underlying resin costs on a delayed basis.

For the quarter ended December 31, 2013, Segment operating profit increased $3,183 compared to the prior year quarter. The increase was mainly due to continued efficiency improvements and a $600 favorable resin benefit, partially offset by the impact of the reduced volume.

Unallocated

For the quarter ended December 31, 2013, unallocated amounts totaled $7,983 compared to $7,587 in the prior year with the increase in 2013 primarily related to compensation costs.

Segment Depreciation and Amortization

Segment depreciation and amortization decreased $560 for the quarter ended December 31, 2013 compared to the prior year primarily due to assets fully amortizing, partially offset by the onset of depreciation for new assets placed in service in the quarter.

Other Expense

For the quarters ended December 31, 2013 and 2012, Other expense included $242 and $12, respectively, of net currency exchange gains in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $112 and $32, respectively, of net investment income.

Provision for income taxes

The effective tax rate for the quarter ended December 31, 2013 was 32.4% compared to 68.1% in the prior year quarter. The rates include discrete benefits in the current and prior year quarter of $289 and $55, respectively, primarily resulting from the release of previously established reserves for uncertain tax positions on conclusion of certain tax audits, and benefits arising on the filing of tax returns in various jurisdictions.

Excluding discrete items, the effective tax rate for the quarter ended December 31, 2013 was 38.4% compared to 71.3% in the prior year quarter. Rates in both quarters reflect the impact of permanent differences not deductible in determining taxable income, mainly limited deductibility of restricted stock, tax reserves and of changes in earnings mix between domestic and non-domestic operations, all of which are material relative to the level of pretax result; the impact of the permanent differences diminished in the current quarter primarily as a result of the improved pretax result.

Stock based compensation

For the quarters ended December 31, 2013 and 2012, stock based compensation expense totaled $1,675 and $2,960, respectively.

Discontinued operations – Installation Services

There was no revenue or income from the Installation Services’ business for the quarters ended December 31, 2013 and 2012.

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

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

Cash Flows from Continuing Operations	Three Months Ended December 31,
(in thousands)	2013	2012

Net Cash Flows Used In:
Operating activities	$(24,394)	$(32,502)
Investing activities	(41,358)	(16,233)
Financing activities	(16,547)	(10,582)

Cash used in continuing operations for the quarter ended December 31, 2013 was $24,394 compared to $32,502 in the prior year. Current assets net of current liabilities, excluding short-term debt and cash, increased to $423,432 at December 31, 2013 compared to $372,639 at September 30, 2013, primarily due to an increase in inventory and a decrease in accounts payable and accrued liabilities, partially offset by a decrease in accounts receivable and contract costs and recognized income not yet billed.

During the quarter ended December 31, 2013, Griffon used cash for investing activities of $41,358 compared to $16,233 in the prior year; the acquisition of Northcote for approximately $24,000 impacted the current year. Current quarter capital expenditures totaled $17,916, an increase of $628 from the prior year quarter.

During the quarter ended December 31, 2013, cash used in financing activities totaled $16,547 compared to $10,582 in the prior year. The Board of Directors approved a quarterly cash dividend of $0.03 per share, paid on December 24, 2013 to shareholders of record as of close of business on December 5, 2013. On December 10, 2013, Griffon repurchased 4,444,444 shares of its common stock for $50,000 from GS Direct, L.L.C. (“GS Direct”), an affiliate of The Goldman Sachs Group, Inc., in a private transaction, exclusive of the Company’s current $50,000 authorized share repurchase program, of which $11,204 remains at December 31, 2013. During the first quarter of 2014, Griffon purchased 65,700 shares of common stock under the authorized program, for a total of $822, or $12.52 per shares. To date, Griffon has purchased 3,787,931 share of common stock, for a total of $38,796 or $10.24 per share under its existing share repurchase authorization. During the quarter, 288,012 shares, with a market value of $3,764, or $13.07 per share, were withheld to settle employee taxes due upon the vesting of restricted stock.

On January 30, 2014, the Board of Directors declared a quarterly cash dividend of $0.03 per share, payable on March 27, 2014 to shareholders of record as of the close of business on February 27, 2014.

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

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. For the quarter ended December 31, 2013:

•	The United States Government and its agencies, through either prime or subcontractor relationships, represented 16% of Griffon’s consolidated revenue and 74% of Telephonics’ revenue.
•	Procter & Gamble Co. represented 13% of Griffon’s consolidated revenue and 43% of Plastics’ revenue.
•	The Home Depot represented 10% of Griffon’s consolidated revenue and 21% of HBP’s revenue.

No other customer exceeded 8% of consolidated revenue. Future operating results will continue to substantially depend on the success of Griffon’s largest customers and our ongoing relationships with them. Orders from these customers are subject to fluctuation and may be reduced materially. The loss of all or a portion of volume from any one of these customers could have a material adverse impact on Griffon’s liquidity and operations.

Cash and Equivalents and Debt	At December 31,	At September 30,
(in thousands)	2013	2013
Cash and equivalents	$95,374	$178,130

Notes payables and current portion of long-term debt	18,060	10,768
Long-term debt, net of current maturities	715,096	678,487
Debt discount	12,363	13,246
Total debt	745,519	702,501
Debt, net of cash and equivalents	$650,145	$524,371

On March 17, 2011, in an unregistered offering through a private placement under Rule 144A, Griffon issued, at par, $550,000 of 7.125% Senior Notes due in 2018 (“Senior Notes”); interest is payable semi-annually. On August 9, 2011, Griffon exchanged all of the Senior Notes for substantially identical Senior Notes registered under the Securities Act of 1933 via an exchange offer. The fair value of the Senior Notes approximated $583,000 on December 31, 2013 based upon quoted market prices (level 1 inputs).

Proceeds from the Senior Notes were used to pay down outstanding borrowings under a senior secured term loan facility and two senior secured revolving credit facilities of certain of the Company’s subsidiaries. The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions.

On March 28, 2013, Griffon amended and increased the amount available under its Revolving Credit Facility (“Credit Agreement”) from $200,000 to $225,000 and extended its maturity from March 18, 2016 to March 28, 2018 (except that if the Company’s 7-1/8 Senior Notes due 2018 are still outstanding on October 1, 2017, the Facility will mature on October 1, 2017). The facility includes a letter of credit sub-facility with a limit of $60,000, a multi-currency sub-facility of $50,000 and a swing line sub-facility with a limit of $30,000. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility or the occurrence of a default or event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, in each case without a floor, plus an applicable margin, which adjusts based on financial performance. The current margins are 1.00% for base rate loans and 2.00% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio as well as customary affirmative and negative covenants and events of default. The Credit Agreement also includes certain restrictions, such as limitations on the incurrence of indebtedness and liens and the making of restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all assets of the Company and the guarantors and a pledge of not greater than two-thirds of the equity interest in each of Griffon’s material, first-tier foreign subsidiaries.

At December 31, 2013, there were $24,947 of standby letters of credit outstanding under the Credit Agreement and borrowings of $20,000; $180,053 was available, subject to certain covenants, for borrowing at that date.

On December 21, 2009, Griffon issued $100,000 principal of 4% convertible subordinated notes due 2017 (the “2017 Notes”). The current conversion rate of the 2017 Notes is 67.8495 shares of Griffon’s common stock per $1,000 principal amount of notes, corresponding to a conversion price of $14.74 per share. When a cash dividend is declared that would result in an adjustment to the conversion ratio of less than 1%, any adjustment to the conversion ratio is deferred until the first to occur of (i) actual conversion; (ii) the 42nd trading day prior to maturity of the notes; and (iii) such time as the cumulative adjustment equals or exceeds 1%. As of December 31, 2013, aggregate dividends since the last conversion price adjustment of $0.105 per share would have resulted in an adjustment to the conversion ratio of approximately 0.89%. At both December 31, 2013 and 2012, the 2017 Notes had a capital in excess of par component, net of tax, of $15,720. The fair value of the 2017 Notes approximated $115,440 on December 31, 2013 based upon quoted market prices (level 1 inputs).

On October 21, 2013, Griffon refinanced two properties’ real estate mortgages to secure new loans totaling $17,175. The loans mature in October 2018, are collateralized by the related properties and are guaranteed by Griffon. The loans bear interest at a rate of LIBOR plus 2.75%. At December 31, 2013, $17,032 was outstanding.

In December 2013, Griffon’s Employee Stock Ownership Plan (“ESOP”) entered into an agreement, which refinanced the two existing ESOP loans into one new Term Loan in the amount of $21,098. The Agreement also provided a Line Note with $10,000 available to purchase shares of Griffon common stock in the open market through September 29, 2014 at which point the Line Note will be combined with the Term Loan. Through December 31, 2013, 120,000 shares of Griffon common stock, for a total of $1,591, have been purchase with proceeds from the Line Note. The loans bear interest at a) LIBOR plus 2.25% or b) the lender’s prime rate, at Griffon’s option. The loans require quarterly principal payments of $505 through September 30, 2014 and $419 per quarter thereafter, with a balloon payment of approximately $19,000 due at maturity in December 2018 (except that if the Company’s 7-1/8 Senior Notes due 2018 are still outstanding on October 1, 2017, the Facility will mature on October 1, 2017). The loans are secured by shares purchased with the proceeds of the loans and with a lien on a specific amount of Griffon assets, and Griffon guarantees repayment. At December 31, 2013, $22,184 was outstanding.

In October 2006, CBP entered into a capital lease totaling $14,290 for real estate in Troy, Ohio. The lease matures in 2022, bears interest at a fixed rate of 5.0%, is secured by a mortgage on the real estate and is guaranteed by Griffon. At December 31, 2013, $9,289 was outstanding.

In November 2010, Clopay Europe GMBH (“Clopay Europe”) entered into a €10,000 revolving credit facility and a €20,000 term loan. The term loan was paid off in December 2013 and the revolver had borrowings of $11,013 at December 31, 2013. The revolving facility matures in November 2014, but is renewable upon mutual agreement with the bank. The revolving credit facility accrues interest at EURIBOR plus 2.45% per annum. Clopay Europe is required to maintain a certain minimum equity to assets ratio and keep leverage below a certain level, defined as the ratio of total debt to EBITDA.

Clopay do Brazil maintains lines of credit of approximately $5,500. Interest on borrowings accrues at a rate of Brazilian CDI plus 6.0% (15.77% at December 31, 2013). At December 31, 2013 there was approximately $3,378 borrowed under the lines. Clopay Plastic Products Co., Inc. guarantees the loan and lines.

In November 2012, Garant G.P. (“Garant”) entered into a CAD $15,000 revolving credit facility. The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (1.47% LIBOR USD and 2.45% Bankers Acceptance Rate CDN as of December 31, 2013). The revolving facility matures in November 2015. Garant is required to maintain a certain minimum equity. At December 31, 2013, there were no borrowings under the revolving credit facility with CAD $15,000 available.

In December 2013, Northcote Holdings Pty. Ltd entered into an AUD $12,500 term loan. The term loan is unsecured, requires quarterly interest payments and principal is due at maturity (December 2016). The loan accrues interest at Bank Bill Swap Bid Rate “BBSY” plus 2.8% per annum (5.42% at December 31, 2013). The Loan is guaranteed by Griffon Corporation and had an outstanding balance of $11,091 at December 31, 2013.

At December 31, 2013, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements.

During the quarters ended December 31, 2013 and 2012, Griffon used cash for discontinued operations of $299 and $463, respectively, primarily related to settling remaining Installation Services liabilities and environmental costs.

CRITICAL ACCOUNTING POLICIES

The preparation of Griffon’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on assets, liabilities, revenue and expenses. These estimates can also affect supplemental information contained in public disclosures of Griffon, including information regarding contingencies, risk and its financial condition. These estimates, assumptions and judgments are evaluated on an ongoing basis and based on historical experience, current conditions and various other assumptions, and form the basis for estimating the carrying values of assets and liabilities, as well as identifying and assessing the accounting treatment for commitments and contingencies. Actual results may materially differ from these estimates. There have been no changes in Griffon’s critical accounting policies from September 30, 2013.

Griffon’s significant accounting policies and procedures are explained in the Management Discussion and Analysis section in the Annual Report on Form 10-K for the year ended September 30, 2013. In the selection of the critical accounting policies, the objective is to properly reflect the financial position and results of operations for each reporting period in a consistent manner that can be understood by the reader of the financial statements. Griffon considers an estimate to be critical if it is subjective and if changes in the estimate using different assumptions would result in a material impact on the financial position or results of operations of Griffon.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issues, from time to time, new financial accounting standards, staff positions and emerging issues task force consensus. See the Notes to Condensed Consolidated Financial Statements for a discussion of these matters.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, especially “Management’s Discussion and Analysis”, contains certain “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, earnings, cash flows, revenue, changes in operations, operating improvements, industries in which Griffon Corporation (the “Company” or “Griffon”) operates and the United States and global economies. Statements in this Form 10-Q that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” “may,” “will,” “estimates,” “intends,” “explores,” “opportunities,” the negative of these expressions, use of the future tense and similar words or phrases. Such forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, among others: current economic conditions and uncertainties in the housing, credit and capital markets; Griffon’s ability to achieve expected savings from cost control, integration and disposal initiatives; the ability to identify and successfully consummate and integrate value-adding acquisition opportunities; increasing competition and pricing pressures in the markets served by Griffon’s operating companies; the ability of Griffon’s operating companies to expand into new geographic and product markets and to anticipate and meet customer demands for new products and product enhancements and innovations; reduced military spending by the government on projects for which Griffon’s Telephonics Corporation supplies products, including as a result of sequestration at such time as the budgetary cuts mandated by sequestration begin to take effect; the ability of the federal government to fund and conduct its operations; increases in the cost of raw materials such as resin and steel; changes in customer demand or loss of a material customer at one of Griffon’s operating companies; the potential impact of seasonal variations and uncertain weather patterns on certain of Griffon’s businesses; political events that could impact the worldwide economy; a downgrade in Griffon’s credit ratings; changes in international economic conditions including interest rate and currency exchange fluctuations; the reliance by certain of Griffon’s businesses on particular third party suppliers and manufacturers to meet customer demands; the relative mix of products and services offered by Griffon’s businesses, which impacts margins and operating efficiencies; short-term capacity constraints or prolonged excess capacity; unforeseen developments in contingencies, such as litigation; unfavorable results of government agency contract audits of Telephonics Corporation; Griffon’s ability to adequately protect and maintain the validity of patent and other intellectual property rights; the cyclical nature of the businesses of certain of Griffon’s operating companies; and possible terrorist threats and actions and their impact on the global economy. Additional important factors that could cause the statements made in this Quarterly Report on Form 10-Q or the actual results of operations or financial condition of Griffon to differ are discussed under the caption “Item 1A. Risk Factors” and “Special Notes Regarding Forward-Looking Statements” in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2013. Readers are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date made. Griffon undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

In addition to the other information set forth in this report, carefully consider the factors discussed in Item 1A to Part I in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2013, which could materially affect Griffon’s business, financial condition or future results. The risks described in Griffon’s Annual Report on Form 10-K are not the only risks facing Griffon. Additional risks and uncertainties not currently known to Griffon or that Griffon currently deems to be immaterial also may materially adversely affect Griffon’s business, financial condition and/or operating results.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
(c)

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2013	65,700		$12.52	65,700
November 1 - 30, 2013	254,061	(2)	13.11	—
December 1 - 31, 2013	4,478,395	(2)(3)	11.39	—
Total	4,798,156		$11.50	65,700	$11,204	(1)

1.	On August 2, 2011, the Company’s Board of Directors authorized the repurchase of up to an additional $50,000 of Griffon common stock; as of December 31, 2013, $11,204 remained available for the purchase of Griffon common stock under this program.
2.	Includes 288,012 shares acquired by the Company from holders of restricted stock upon vesting of the restricted stock, to satisfy tax-withholding obligations of the holders.
3.	On December 10, 2013, Griffon repurchased 4,444,444 shares of its common stock for $50,000 from GS Direct, L.L.C. (“GS Direct”), an affiliate of The Goldman Sachs Group, Inc., in a private transaction, exclusive of the Company’s current $50,000 authorized share repurchase program.

Griffon’s revolving credit facility, as well as the indenture governing Griffon’s 7.125% Senior Notes due 2018, each contain limitations regarding the making of restricted payments (which include cash dividends and share repurchases).

Item 3	Defaults Upon Senior Securities
None

Item 4	Mine Safety Disclosures
Not applicable
33

Item 5	Other Information

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Griffon Corporation Amended and Restated 2011 Equity Incentive Plan

On January 30, 2014, the stockholders of Griffon Corporation (“Griffon”) approved an amendment and restatement of the Griffon Corporation 2011 Equity Incentive Plan (“Incentive Plan”) at the annual meeting of stockholders. Any employee or non-employee director of, or consultant to, Griffon and its subsidiaries is eligible to participate in the Incentive Plan. The Incentive Plan is administered by the Compensation Committee of Griffon’s Board of Directors (the “Committee”). The Committee may award restricted stock and restricted stock units and establish the applicable restrictions. The Committee may award stock options in the form of nonqualified stock options or incentive stock options, or stock appreciation rights, each with a maximum term of ten years. In addition, the Committee may grant performance awards, deferred stock and other stock-based awards, with performance awards payable to, or exercisable by, the participant upon the achievement of performance goals during performance periods. The maximum number of shares as to which stock options and stock awards may be granted under the Incentive Plan was originally 3,000,000; this number was increased by 1,200,000 shares pursuant to the amended and restated Incentive Plan. The maximum number of shares that may be awarded to a participant in any fiscal year shall not exceed 2,000,000 with respect to options or 1,000,000 with respect to any award other than an option award.  If any award is forfeited, terminates or expires unexercised, the shares of common stock subject to such award will again be available for future grant.

This summary description of the Incentive Plan is qualified in its entirety by reference to (i) the description of the Incentive Plan included in Griffon’s Proxy Statement relating to its 2014 Annual Meeting of Shareholders filed with the Securities and Exchange Commission (“SEC”) on December 20, 2013 (the “Proxy Statement”), and (ii) the actual Incentive Plan, a form of which was included as Exhibit A to the Proxy Statement, each of which is incorporated herein by reference.

Director Compensatory Arrangements

On January 30, 2014, Victor Eugene Renuart was elected to serve on Griffon’s Board of Directors, and entered into a customary indemnification agreement with Griffin which provides that Griffon will indemnify Mr. Renuart to the fullest extent permitted by applicable law, and which includes provisions relating to the advancement of expenses incurred by or on behalf of Mr. Renuart. This indemnification agreement is in the same form as the indemnification agreement entered into between Griffon and each of its directors and executive officers; the form of the indemnification agreement is filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

Mr. Renuart will receive compensation for his services pursuant to our director compensation program. This program is described in the Proxy Statement under the heading “Directors’ Compensation,” and is filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013. Pursuant to our director compensation program, Mr. Renuart received a grant of 3,333 restricted shares of Griffon common stock at the time of his election to the Board, which grant vests at the rate of one-third a year for three years.

Submission of Matters to a Vote of Security Holders

On January 30, 2014, Griffon Corporation (“Griffon”) held its 2014 Annual Meeting of Stockholders. Of the 59,313,049 shares of common stock outstanding and entitled to vote, 56,647,007 shares, or 95.5%, were represented at the meeting in person or by proxy, and therefore a quorum was present. The final results for each of the matters submitted to a vote of stockholders at the Annual Meeting are as follows:

Item No. 1: All of the Board’s nominees for Class I directors were elected to serve until Griffon’s 2017 Annual Meeting of Stockholders, by the votes set forth below:

Nominee	For	Withheld	Broker Non-Votes

Robert G. Harrison	48,340,608	6,162,242	2,144,157
Ronald J. Kramer	52,962,218	1,540,632	2,144,157
Victor Eugene Renuart	53,271,461	1,231,389	2,144,157
Martin S. Sussman	52,706,165	1,796,685	2,144,157

Item No. 2: The stockholders approved, on an advisory basis, the compensation of the named executive officers as disclosed in Griffon’s proxy statement, by the votes set forth below:

For	Against	Abstain	Broker Non-votes
38,407,917	7,432,610	8,662,319	2,144,161

Item No. 3: The stockholders approved the Griffon Corporation amended and restated 2011 Equity Incentive Plan, by the votes set forth below:

For	Against	Abstain	Broker Non-votes
49,921,198	3,351,435	1,230,214	2,144,160

Item No. 4: The stockholders ratified the appointment of Grant Thornton LLP as Griffon’s independent registered public accounting firm for fiscal 2014, by the votes set forth below:

For	Against	Abstain
56,069,398	419,518	158,091

Item 6	Exhibits

10.1	Amendment No. 2 to Employment Agreement made as of December 12, 2013 by and between Griffon Corporation and Ronald J. Kramer.

31.1	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Document*

101.DEF	XBRL Taxonomy Extension Definitions Document*

101.LAB	XBRL Taxonomy Extension Labels Document*

101.PRE	XBRL Taxonomy Extension Presentations Document*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.
34

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
(Principal Financial Officer)

/s/ Brian G. Harris
Brian G. Harris
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

Date: January 31, 2014

35

EXHIBIT INDEX

10.1	Amendment No. 2 to Employment Agreement made as of December 12, 2013 by and between Griffon Corporation and Ronald J. Kramer.

31.1	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Document*

101.DEF	XBRL Taxonomy Extension Definitions Document*

101.LAB	XBRL Taxonomy Extension Labels Document*

101.PRE	XBRL Taxonomy Extension Presentations Document*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.
36