Form 10-Q
period 2014-03-31
GRIFFON CORP
filed 2014-05-02
CIK 50725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of common stock outstanding at April 30, 2014 was 54,512,132.

Griffon Corporation and Subsidiaries

Part I – Financial Information

Item 1 – Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	(Unaudited) At March 31, 2014	At September 30, 2013
CURRENT ASSETS
Cash and equivalents	$69,933	$178,130
Accounts receivable, net of allowances of $6,481 and $6,136	309,162	256,215
Contract costs and recognized income not yet billed, net of progress payments of $ 13,173 and $6,941	107,825	109,828
Inventories, net	256,690	230,120
Prepaid and other current assets	51,212	48,903
Assets of discontinued operations	1,217	1,214
Total Current Assets	796,039	824,410
PROPERTY, PLANT AND EQUIPMENT, net	357,882	353,593
GOODWILL	370,172	357,730
INTANGIBLE ASSETS, net	224,226	221,391
OTHER ASSETS	30,774	28,580
ASSETS OF DISCONTINUED OPERATIONS	3,107	3,075
Total Assets	$1,782,200	$1,788,779

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$13,393	$10,768
Accounts payable	182,505	163,610
Accrued liabilities	82,472	106,743
Liabilities of discontinued operations	3,069	3,288
Total Current Liabilities	281,439	284,409
LONG-TERM DEBT, net of debt discount of $11,454 and $13,246	773,579	678,487
OTHER LIABILITIES	165,071	170,675
LIABILITIES OF DISCONTINUED OPERATIONS	4,359	4,744
Total Liabilities	1,224,448	1,138,315
COMMITMENTS AND CONTINGENCIES - See Note 19
SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	557,752	650,464
Total Liabilities and Shareholders’ Equity	$1,782,200	$1,788,779

GRIFFON CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	COMMON STOCK		CAPITAL IN EXCESS OF	RETAINED	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE	DEFERRED
(in thousands)	SHARES	PAR VALUE	PAR VALUE	EARNINGS	SHARES	COST	INCOME (LOSS)	COMPENSATION	Total

Balance at September 30, 2013	77,616	$19,404	$494,412	$434,363	18,527	$(274,602)	$(3,339)	$(19,774)	$650,464
Net loss	—	—	—	(22,589)	—	—	—	—	(22,589)
Dividend	—	—	—	(3,290)	—	—	—	—	(3,290)
Tax effect from exercise/vesting of equity awards, net	—	—	273	—	—	—	—	—	273
Amortization of deferred compensation	—	—	—	—	—	—	—	1,043	1,043
Common stock acquired	—	—	—	—	5,454	(63,370)	—	—	(63,370)
Stock grants and equity awards, net	877	219	300	—	—	—	—	—	519
ESOP purchase of common stock	—	—	—	—	—	—	—	(10,000)	(10,000)
ESOP allocation of common stock	—	—	204	—	—	—	—	—	204
Stock-based compensation	—	—	4,996	—	—	—	—	—	4,996
Other comprehensive loss, net of tax	—	—	—	—	—	—	(498)	—	(498)
Balance at March 31, 2014	78,493	$19,623	$500,185	$408,484	23,981	$(337,972)	$(3,837)	$(28,731)	$557,752

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Revenue	$507,687	$488,743	$961,145	$912,492
Cost of goods and services	397,700	383,246	745,655	709,325
Gross profit	109,987	105,497	215,490	203,167

Selling, general and administrative expenses	89,622	86,059	177,302	168,278
Restructuring and other related charges	692	9,336	1,534	10,444
Total operating expenses	90,314	95,395	178,836	178,722

Income from operations	19,673	10,102	36,654	24,445

Other income (expense)
Interest expense	(12,389)	(13,060)	(25,523)	(26,167)
Interest income	28	151	61	179
Loss from debt extinguishment, net	(38,890)	—	(38,890)	—
Other, net	783	422	1,689	908
Total other expense, net	(50,468)	(12,487)	(62,663)	(25,080)

Loss before taxes	(30,795)	(2,385)	(26,009)	(635)
Benefit for income taxes	(4,970)	(1,566)	(3,420)	(374)
Net loss	$(25,825)	$(819)	$(22,589)	$(261)

Basic loss per common share	$(0.53)	$(0.02)	$(0.44)	$(0.00)
Weighted-average shares outstanding	48,990	54,345	50,872	54,749

Diluted loss per common share	$(0.53)	$(0.02)	$(0.44)	$(0.00)
Weighted-average shares outstanding	48,990	54,345	50,872	54,749

Net loss	$(25,825)	$(819)	$(22,589)	$(261)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	1,224	(5,924)	(1,913)	(2,921)
Pension and other post retirement plans	1,099	489	1,415	4,349
Gain on cash flow hedge	—	171	—	171
Total other comprehensive income (loss), net of taxes	2,323	(5,264)	(498)	1,599
Comprehensive income (loss), net	$(23,502)	$(6,083)	$(23,087)	$1,338

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,589)	$(261)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	33,232	35,038
Stock-based compensation	4,996	6,298
Asset impairment charges - restructuring	169	3,122
Provision for losses on accounts receivable	132	440
Amortization of deferred financing costs and debt discounts	3,188	3,102
Loss from debt extinguishment, net	38,890	—
Deferred income taxes	(57)	(592)
(Gain) loss on sale/disposal of assets	180	(801)
Change in assets and liabilities, net of assets and liabilities acquired:
Increase in accounts receivable and contract costs and recognized income not yet billed	(46,834)	(87,531)
(Increase) decrease in inventories	(23,858)	90
Decrease in prepaid and other assets	3,482	411
(Decrease) increase in accounts payable, accrued liabilities and income taxes payable	(18,713)	7,080
Other changes, net	1,145	(379)
Net cash used in operating activities	(26,637)	(33,983)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(34,845)	(30,995)
Acquired business, net of cash acquired	(22,720)	—
Proceeds from sale of assets	294	1,216
Net cash used in investing activities	(57,271)	(29,779)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	584	—
Dividends paid	(3,290)	(2,938)
Purchase of shares for treasury	(63,370)	(22,109)
Proceeds from issuance of long-term debt	644,514	303
Payments of long-term debt	(586,310)	(5,400)
Change in short-term borrowings	4,908	2,157
Financing costs	(10,687)	(759)
Purchase of ESOP shares	(10,000)	—
Tax benefit from exercise/vesting of equity awards, net	273	150
Other, net	144	242
Net cash used in financing activities	(23,234)	(28,354)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities	(640)	(478)
Net cash used in discontinued operations	(640)	(478)

Effect of exchange rate changes on cash and equivalents	(415)	(138)

NET DECREASE IN CASH AND EQUIVALENTS	(108,197)	(92,732)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	178,130	209,654
CASH AND EQUIVALENTS AT END OF PERIOD	$69,933	$116,922

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

Griffon currently conducts its operations through three segments:

•	Home & Building Products (“HBP”) consists of two companies, The Ames Companies, Inc. (“Ames”) and Clopay Building Products Company, Inc. (“CBP”):

-	Ames is a global provider of non-powered landscaping products that make work easier for homeowners and professionals.

-	CBP is a leading manufacturer and marketer of residential, commercial and industrial garage doors to professional installing dealers and major home center retail chains.

•	Telephonics Corporation (“Telephonics”) designs, develops and manufactures high-technology integrated information, communication and sensor system solutions to military and commercial markets worldwide.

•	Clopay Plastic Products Company, Inc. (“Plastics”) is an international leader in the development and production of embossed, laminated and printed specialty plastic films used in a variety of hygienic, health-care and industrial applications.

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

The fair values of Griffon’s senior notes due 2022 and 2017 4% convertible notes approximated $591,000 and $111,300, respectively, on March 31, 2014. Fair values were based upon quoted market prices (level 1 inputs).

Items Measured at Fair Value on a Recurring Basis

Insurance contracts and trading securities with values of $3,644 and $1,321 at March 31, 2014, respectively, are measured and recorded at fair value based upon quoted prices in active markets for identical assets (level 2 inputs).

At March 31, 2014, Griffon had $3,861 of Australian dollar contracts at a weighted average rate of $1.10. The contracts, which protect Australia operations from currency fluctuations for U.S. dollar based purchases, do not qualify for hedge accounting and a fair value gain of $16 and $54 was recorded in Other assets and to Other income for the outstanding contracts, based on similar contract values (level 2 inputs), for the quarter and six months ended March 31, 2014, respectively. All contracts expire in 15 to 80 days.

NOTE 3 – ACQUISITION

On December 31, 2013, Ames acquired Northcote Pottery (“Northcote”), founded in 1897 and a leading brand in the Australian outdoor planter and decor market, for approximately $22,000. Northcote complements Southern Patio, acquired in 2011, and adds to Ames’ existing lawn and garden operations in Australia. Northcote, which will be integrated with Ames, is expected to generate approximately $28,000 of annualized revenue. Included in selling, general and administrative expenses are $798 of acquisition costs, incurred by Griffon, related to this transaction in the first quarter of 2014.

The accounts of the acquired company, after adjustment to reflect fair market values (level 2 inputs) assigned to assets purchased, have been included in the consolidated financial statements from date of acquisition; acquired inventory was not significant.

The following table summarizes the preliminary fair values of the Northcote assets and liabilities as of the date of acquisition:

2014
Current Assets, net of cash acquired	$7,921
PP&E	1,376
Goodwill	11,617
Amortizable intangible assets	6,023
Indefinite life intangible assets	1,686
Total assets acquired	28,623
Total liabilities assumed	(6,903)
Net assets acquired	$21,720

The amounts assigned to major intangible asset classifications, none of which are tax deductible, for the Northcote acquisition are as follows:

		Amortization
	2014	Period (Years)
Goodwill	$11,617	N/A
Tradenames	1,686	Indefinite
Customer relationships	6,023	25
	$19,326

NOTE 4 – INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out or average) or market.

The following table details the components of inventory:

	At March 31,	At September 30,
	2014	2013
Raw materials and supplies	$73,152	$65,560
Work in process	68,795	63,930
Finished goods	114,743	100,630
Total	$256,690	$230,120

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

The following table details the components of property, plant and equipment, net:

	At March 31,	At September 30,
	2014	2013
Land, building and building improvements	$130,974	$130,905
Machinery and equipment	697,621	661,094
Leasehold improvements	36,454	35,884
	865,049	827,883
Accumulated depreciation and amortization	(507,167)	(474,290)
Total	$357,882	$353,593

Depreciation and amortization expense for property, plant and equipment was $14,491 and $15,695 for the quarters ended March 31, 2014 and 2013, respectively, and $29,396 and $31,066 for the six months ended March 31, 2014 and 2013, respectively.

No event or indicator of impairment occurred during the quarter ended March 31, 2014, which would require additional impairment testing of property, plant and equipment.

NOTE 6 – GOODWILL AND OTHER INTANGIBLES

The following table provides changes in the carrying value of goodwill by segment during the six months ended March 31, 2014:

	At September 30, 2013	Goodwill from 2014 acquisitions	Other adjustments including currency translations	At March 31, 2014
Home & Building Products	$269,802	$11,617	$244	$281,663
Telephonics	18,545	—	—	18,545
Plastics	69,383	—	581	69,964
Total	$357,730	$11,617	$825	$370,172

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	At March 31, 2014			At September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$172,191	$32,515	25	$166,985	$29,049
Unpatented technology	6,804	3,177	13	6,804	2,916
Total amortizable intangible assets	178,995	35,692		173,789	31,965
Trademarks	80,923	—		79,567	—
Total intangible assets	$259,918	$35,692		$253,356	$31,965

Amortization expense for intangible assets was $1,949 and $1,986 for the quarters ended March 31, 2014 and 2013, respectively, and $3,836 and $3,972 for the six months ended March 31, 2014 and 2013, respectively.

No event or indicator of impairment occurred during the quarter ended March 31, 2014, which would require impairment testing of long-lived intangible assets including goodwill.

NOTE 7 – INCOME TAXES

In the quarter and six-month periods ended March 31, 2014 and 2013, the Company incurred pretax losses. The Company recognized tax benefits of 16.1% and 13.2% for the quarter and six-month periods ended March 31, 2014, respectively, compared to benefits of 65.7% and 59.0%, respectively, in the comparable prior year periods. The current and prior year benefit rates reflect the impact of permanent differences not deductible in determining taxable income, mainly limited deductibility of restricted stock, tax reserves and changes in earnings mix between domestic and non-domestic operations, which are material relative to the level of pretax result.

The current quarter and six-month periods include $609 and $320, respectively, of provisions for discrete items resulting primarily from the conclusion of tax audits in certain jurisdictions, and the impact of tax law changes enacted in the current quarter. The comparable prior year periods included $309 and $364, respectively, of benefits from discrete items, primarily the retroactive extension of the federal R&D credit signed into law January 2, 2013.

Excluding discrete items, the effective tax benefit rates for the quarter and six month periods ended March 31, 2014 were 18.1% and 14.4%, respectively, compared to benefit rates of 52.7% and 1.7% in the comparable prior year periods, respectively.

NOTE 8 – LONG-TERM DEBT

		At March 31, 2014					At September 30, 2013
		Outstanding Balance	Original Issuer Discount	Balance Sheet	Capitalized Fees & Expenses	Coupon Interest Rate	Outstanding Balance	Original Issuer Discount	Balance Sheet	Capitalized Fees & Expenses	Coupon Interest Rate
Senior notes due 2018	(a)	$—	$—	$—	$—	n/a	$550,000	$—	$550,000	$7,328	7.10%
Senior notes due 2022	(a)	600,000	—	600,000	9,839	5.25%	—	—	—	—	n/a
Revolver due 2019	(a)	20,000	—	20,000	2,227	n/a	—	—	—	2,425	n/a
Convert. debt due 2017	(b)	100,000	(11,454)	88,546	1,256	4.00%	100,000	(13,246)	86,754	1,478	4.00%
Real estate mortgages	(c)	16,818	—	16,818	657	n/a	13,212	—	13,212	185	n/a
ESOP Loans	(d)	30,087	—	30,087	79	n/a	21,098	—	21,098	24	n/a
Capital lease - real estate	(e)	9,042	—	9,042	194	5.00%	9,529	—	9,529	207	5.00%
Non U.S. lines of credit	(f)	9,443	—	9,443	—	n/a	4,606	—	4,606	—	n/a
Non U.S. term loans	(f)	11,559	—	11,559	88	n/a	3,115	—	3,115	27	n/a
Other long term debt	(g)	1,477	—	1,477	29	n/a	941	—	941	—	n/a
Totals		798,426	(11,454)	786,972	$14,369		702,501	(13,246)	689,255	$11,674
less: Current portion		(13,393)	—	(13,393)			(10,768)	—	(10,768)
Long-term debt		$785,033	$(11,454)	$773,579			$691,733	$(13,246)	$678,487

		Three Months Ended March 31, 2014					Three Months Ended March 31, 2013
		Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense	Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense
Senior notes due 2018	(a)	7.1%	$6,133	$—	$261	$6,394	7.5%	$9,797	$—	$405	$10,202
Senior notes due 2022	(a)	5.3%	2,800	—	111	2,911	n/a	—	—	—	—
Revolver due 2019	(a)	n/a	306	—	142	448	n/a	206	—	157	363
Convert. debt due 2017	(b)	9.3%	1,000	909	110	2,019	9.3%	1,000	834	111	1,945
Real estate mortgages	(c)	3.8%	122	—	37	159	5.4%	135	—	22	157
ESOP Loans	(d)	3.4%	180	—	5	185	2.9%	158	—	2	160
Capital lease - real estate	(e)	5.3%	114	—	7	121	5.2%	125	—	7	132
Non U.S. lines of credit	(f)	n/a	224	—	—	224	n/a	147	—	—	147
Non U.S. term loans	(f)	n/a	101	—	—	101	n/a	133	—	25	158
Other long term debt	(g)	n/a	—	—	—	—	n/a	136	—	—	136
Capitalized interest			(173)	—	—	(173)		(340)	—	—	(340)
Totals			$10,807	$909	$673	$12,389		$11,497	$834	$729	$13,060

		Six Months Ended March 31, 2014					Six Months Ended March 31, 2013
		Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense	Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense
Senior notes due 2018	(a)	7.1%	$15,930	$—	$667	$16,597	7.4%	$19,594	$—	$811	$20,405
Senior notes due 2022	(a)	5.3%	2,800	—	111	2,911	n/a	—	—	—	—
Revolver due 2019	(a)	n/a	473	—	278	751	n/a	424	—	313	737
Convert. debt due 2017	(b)	9.1%	2,000	1,792	221	4,013	9.2%	2,000	1,645	222	3,867
Real estate mortgages	(c)	4.0%	252	—	73	325	5.4%	274	—	43	317
ESOP Loans	(d)	3.2%	332	—	7	339	2.9%	325	—	4	329
Capital lease - real estate	(e)	5.3%	233	—	14	247	5.3%	256	—	13	269
Non U.S. lines of credit	(f)	n/a	417	—	—	417	n/a	260	—	—	260
Non U.S. term loans	(f)	n/a	153	—	4	157	n/a	306	—	51	357
Other long term debt	(g)	n/a	11	—	21	32	n/a	251	—	—	251
Capitalized interest			(266)	—	—	(266)		(625)	—	—	(625)
Totals			$22,335	$1,792	$1,396	$25,523		$23,065	$1,645	$1,457	$26,167

(a)	On February 27, 2014, in an unregistered offering through a private placement under Rule 144A, Griffon issued, at par, $600,000 of 5.25% Senior Notes due 2022 (“Senior Notes”); interest is payable semi-annually on March 1 and September 1, starting September 1, 2014. Proceeds from the Senior Notes were used to redeem $550,000 of 7.125% senior notes due 2018, to pay a tender offer premium of $31,530 and to make interest payments of $16,716, with the balance used to pay a portion of the related fees and expenses. The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. At the time of issuance of the Senior Notes, Griffon agreed that, within certain time periods after the issue date, it would offer to each noteholder, pursuant to a registration statement filed with and to be declared effective by the SEC, the opportunity to exchange its Senior Notes for new notes that have substantially identical terms to those of the Senior Notes (the only material difference being that the new notes are registered with the SEC).
8

In connection with these transactions, Griffon capitalized $9,950 of underwriting fees and other expenses incurred related to issuance of the Senior Notes, which will amortize over the term of such notes. Griffon recognized a loss on the early extinguishment of debt on the 7.125% senior notes aggregating $38,890, comprised of the $31,530 tender offer premium, the write-off of $6,574 of remaining deferred financing fees and $786 of prepaid interest on defeased notes.

On February 14, 2014, Griffon amended its $225,000 Revolving Credit Facility (“Credit Agreement”) extending its maturity date from March 28, 2018 to March 28, 2019, amending certain financial maintenance ratio test thresholds and increasing certain baskets for permitted debt, guaranties, liens, asset sales, foreign acquisitions, investments and restricted payments. The facility includes a letter of credit sub-facility with a limit of $60,000, a multi-currency sub-facility of $50,000 and a swing line sub-facility with a limit of $30,000. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility or the occurrence of a default or an event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, in each case without a floor, plus an applicable margin, which adjusts based on financial performance. The current margins are 1.25% for base rate loans and 2.25% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio as well as customary affirmative and negative covenants and events of default. The Credit Agreement also includes certain restrictions, such as limitations on the ability of Griffon to incur indebtedness and liens and to make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all assets of the Company and the guarantors and a pledge of not greater than 65% of the equity interest in each of Griffon’s material, first-tier foreign subsidiaries.

At March 31, 2014, outstanding borrowings and standby letters of credit were $20,000 and $20,352, respectively; $184,648 was available for borrowing at that date.

(b)	On December 21, 2009, Griffon issued $100,000 principal of 4% convertible subordinated notes due 2017 (the “2017 Notes”). The current conversion rate of the 2017 Notes is 68.6238 shares of Griffon’s common stock per $1,000 principal amount of notes, corresponding to a conversion price of $14.57 per share. When a cash dividend is declared that would result in an adjustment to the conversion ratio of less than 1%, any adjustment to the conversion ratio is deferred until the first to occur of (i) actual conversion; (ii) the 42nd trading day prior to maturity of the notes; and (iii) such time as the cumulative adjustment equals or exceeds 1%. As of March 31, 2014, the above conversion price included dividends paid through March 27, 2014. At both March 31, 2014 and 2013, the 2017 Notes had a capital in excess of par component, net of tax, of $15,720.

(c)	On October 21, 2013, Griffon refinanced two properties’ real estate mortgages to secure new loans totaling $17,175. The loans mature in October 2018, are collateralized by the related properties and are guaranteed by Griffon. The loans bear interest at a rate of LIBOR plus 2.75%. At March 31, 2014, $16,818 was outstanding.

(d)	In December 2013, Griffon’s Employee Stock Ownership Plan (“ESOP”) entered into an agreement which refinanced the two existing ESOP loans into one new Term Loan in the amount of $21,098. The Agreement also provided a Line Note with $10,000 available to purchase shares of Griffon common stock in the open market through September 29, 2014. As of March 31, 2014, 749,977 shares of Griffon common stock, for a total of $10,000, were purchased with proceeds from the Line Note. In March 2014, the Line Note was combined with the Term Loan to form one new term loan. The loan bears interest at a) LIBOR plus 2.25% or b) the lender’s prime rate, at Griffon’s option. The loan requires quarterly principal payments of $505 through September 30, 2014 and $419 per quarter thereafter, with a balloon payment of approximately $19,000 due at maturity in December 2018. The loan is secured by shares purchased with the proceeds of the loan and with a lien on a specific amount of Griffon assets, and Griffon guarantees repayment. As of March 31, 2014, approximately $30,087 was outstanding.
9

(e)	In October 2006, CBP entered into a capital lease totaling $14,290 for real estate in Troy, Ohio. The lease matures in 2022, bears interest at a fixed rate of 5.0%, is secured by a mortgage on the real estate and is guaranteed by Griffon.

(f)	In November 2010, Clopay Europe GMBH (“Clopay Europe”) entered into a €10,000 revolving credit facility and a €20,000 term loan. The term loan was paid off in December 2013 and the revolver had borrowings of $5,500 at March 31, 2014. The revolving facility matures in November 2014, but is renewable upon mutual agreement with the bank. The revolving credit facility accrues interest at EURIBOR plus 2.20% per annum. Clopay Europe is required to maintain a certain minimum equity to assets ratio and keep leverage below a certain level, defined as the ratio of total debt to EBITDA.

Clopay do Brazil maintains lines of credit of approximately $5,700. Interest on borrowings accrues at a rate of Brazilian CDI plus 6.0% (16.55% at March 31, 2014). At March 31, 2014 there was approximately $3,943 borrowed under the lines. Clopay Plastic Products Co., Inc. guarantees the loan and lines.

In November 2012, Garant G.P. (“Garant”) entered into a CAD $15,000 revolving credit facility.  The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (1.45% LIBOR USD and 2.47% Bankers Acceptance Rate CDN as of March 31, 2014). The revolving facility matures in November 2015. Garant is required to maintain a certain minimum equity.  At March 31, 2014, there were no borrowings under the revolving credit facility with CAD $15,000 available for borrowing.

In December 2013, Northcote Holdings Pty. Ltd entered into an AUD $12,500 term loan. The term loan is unsecured, requires quarterly interest payments and principal is due at maturity (December 2016). The loan accrues interest at Bank Bill Swap Bid Rate “BBSY” plus 2.8% per annum (5.5% at March 31, 2014). As of March 31, 2014, Griffon had an outstanding balance of $11,559. Subsidiaries of Northcote Holdings maintain a line of credit of approximately $2,800. The line of credit accrues interest at BBSY plus 2.25% per annum (4.95% at March 31, 2014). At March 31, 2014, there were no outstanding borrowings under the line. Griffon Corporation guarantees both the term loan and the line of credit.

(g)	Other long-term debt primarily consists of capital leases.

At March 31, 2014, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements.

NOTE 9 — SHAREHOLDERS’ EQUITY

During 2013, the Company declared and paid quarterly dividends of $0.025 per share, totaling $0.10 per share for the year. During the first and second quarter of 2014, the Board of Directors approved and paid a quarterly cash dividend of $0.03 per share. Dividends paid on allocated shares in the ESOP were used to pay down the ESOP loan and recorded as a reduction in expense. A dividend payable was established for the holders of restricted shares; such dividends will be released upon vesting of the underlying restricted shares.

On May 1, 2014, the Board of Directors declared a quarterly cash dividend of $0.03 per share, payable on June 26, 2014 to shareholders of record as of the close of business on May 23, 2014.

Compensation expense for restricted stock is recognized ratably over the required service period based on the fair value of the grant calculated as the number of shares granted multiplied by the stock price on the date of grant and, for performance shares, the likelihood of achieving the performance criteria. Compensation cost related to stock-based awards with graded vesting is amortized using the straight-line attribution method.

In February 2011, shareholders approved the Griffon Corporation 2011 Equity Incentive Plan under which awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, deferred shares and other stock-based awards may be granted. On January 30, 2014, shareholders approved an amendment and restatement of the Incentive Plan (as amended, the “Incentive Plan”), which, among other things, added 1,200,000 shares to the Incentive Plan. Options granted under the Incentive Plan may be either “incentive stock options” or nonqualified stock options, generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The maximum number of shares of common stock available for award under the Incentive Plan is 4,200,000 (600,000 of which may be issued as incentive stock options), plus any shares underlying awards outstanding on the effective date of the Incentive Plan under the 2006 Incentive Plan that are subsequently cancelled or forfeited. As of March 31, 2014, 963,657 shares were available for grant.

10

All grants outstanding under the Griffon Corporation 2001 Stock Option Plan, 2006 Equity Incentive Plan and Outside Director Stock Award Plan will continue under their terms; no additional awards will be granted under such plans.

During the first quarter of 2014, Griffon granted 599,328 restricted stock awards with vesting periods up to four years, 554,498 of which are also subject to certain performance conditions, with a total fair value of $7,426, or a weighted average fair value of $12.39 per share. During the second quarter of 2014, Griffon granted 518,490 restricted stock awards with vesting periods up to four years, 461,827 of which are also subject to certain performance conditions, with a total fair value of $7,074, or a weighted average fair value of $13.64 per share.

For the quarters ended March 31, 2014 and 2013, stock based compensation expense totaled $3,321 and $3,338, respectively. For the six months ended March 31, 2014 and 2013, stock based compensation expenses totaled $4,996 and $6,298, respectively.

In August 2011, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under this repurchase program, the Company may purchase shares, depending upon market conditions, in open market or privately negotiated transactions, including pursuant to a 10b5-1 plan. In the six months ended March 31, 2014, Griffon purchased 598,481 shares of common stock under the authorized program, for a total of $7,501 or $12.53 per share. To date, Griffon has purchased 4,320,712 shares of common stock, for a total of $45,474 or $10.52 per share under this repurchase authorization. As of March 31, 2014, $4,525 remains under this $50,000 authorization.

On May 1, 2014, Griffon’s Board of Directors authorized the repurchase of up to an additional $50,000 of Griffon’s outstanding common stock. Under this repurchase program, the Company may purchase shares, depending upon market conditions, in open market or privately negotiated transactions, including pursuant to a 10b5-1 plan.

During the first quarter, 288,012 shares, with a market value of $3,764 or $13.07 per share, withheld to settle employee taxes due upon the vesting of restricted stock, were added to treasury stock. During the second quarter, 123,052 shares, with a market value of $1,502 or $12.21 per share, withheld to settle employee taxes due upon the vesting of restricted stock, were added to treasury.

In connection with the Northcote acquisition, Griffon entered into certain retention arrangements with Northcote management. Under these arrangements, on January 10, 2014, Griffon issued 44,476 shares of common stock to Northcote management for an aggregate purchase price of $584 or $13.13 per share, and for each share of common stock purchased, Northcote management received one restricted stock unit, included in the detail in the prior paragraph, that vests in three equal installments over 3 years, subject to the attainment of specified performance criteria.

On December 10, 2013, Griffon repurchased 4,444,444 shares of its common stock for $50,000 from GS Direct, L.L.C. (“GS Direct”), an affiliate of The Goldman Sachs Group, Inc. The repurchase was effected in a private transaction at a per share price of $11.25, an approximate 9.2% discount to the stock’s closing price on November 12, 2013, the day before announcement of the transaction. The transaction was exclusive of the Company’s August 2011 $50,000 authorized share repurchase program. After closing the transaction, GS Direct continued to hold approximately 5.56 million shares (approximately 10%) of Griffon’s common stock. GS Direct also agreed that, subject to certain exceptions, if it intends to sell its remaining shares of Griffon common stock at any time prior to December 31, 2014, it will first negotiate in good faith to sell such shares to the Company.

11

In December 2013, Griffon’s Board of Directors authorized the ESOP to purchase up to $10,000 of Griffon’s outstanding common stock, depending upon market conditions, in open market or privately negotiated transactions, including pursuant to a 10b5-1 plan. During the first quarter of 2014, the ESOP purchased 120,000 shares of common stock, for a total of $1,591 or $13.26 per share. During the second quarter of 2014, the ESOP purchased 629,977 shares of common stock, for a total of $8,409 or $13.35 per share. In total, during the six month ended March 31, 2014, the ESOP purchased 749,977 shares of common stock, for a total of $10,000 or $13.33 per share, exhausting the $10,000 authorization.

NOTE 10 – EARNINGS PER SHARE (EPS)

Basic EPS (and diluted EPS in periods where a loss exists) was calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS was calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with stock based compensation. The 2017 Notes were anti-dilutive due to the conversion price being greater than the weighted-average stock price during the periods presented.

The following table is a reconciliation of the share amounts (in thousands) used in computing earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Weighted average shares outstanding - basic	48,990	54,345	50,872	54,749
Incremental shares from stock based compensation	—	—	—	—

Weighted average shares outstanding - diluted	48,990	54,345	50,872	54,749

Anti-dilutive options excluded from diluted EPS computation	644	856	644	856
Anti-dilutive restricted stock excluded from diluted EPS computation	1,507	2,421	1,682	2,259

Griffon has the intent and ability to settle the principal amount of the 2017 Notes in cash, and as such, the potential issuance of shares related to the principal amount of the 2017 Notes does not affect diluted shares.

NOTE 11 – BUSINESS SEGMENTS

Griffon’s reportable business segments are as follows:

•	HBP is a leading manufacturer and marketer of residential, commercial and industrial garage doors to professional installing dealers and major home center retail chains, as well as a global provider of non-powered landscaping products that make work easier for homeowners and professionals.

•	Telephonics develops, designs and manufactures high-technology integrated information, communication and sensor system solutions to military and commercial markets worldwide.

•	Plastics is an international leader in the development and production of embossed, laminated and printed specialty plastic films used in a variety of hygienic, health-care and industrial applications.
12

Information on Griffon’s business segments is as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
REVENUE	2014	2013	2014	2013
Home & Building Products:
Ames	$160,705	$136,237	$257,313	$213,546
CBP	90,838	89,499	212,680	202,366
Home & Building Products	251,543	225,736	469,993	415,912
Telephonics	104,185	121,631	200,210	217,681
Plastics	151,959	141,376	290,942	278,899
Total consolidated net sales	$507,687	$488,743	$961,145	$912,492

The following table reconciles segment operating profit to Loss before taxes:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
LOSS BEFORE TAXES	2014	2013	2014	2013
Segment operating profit:
Home & Building Products	$8,818	$3,835	$18,211	$11,106
Telephonics	10,677	13,753	21,329	28,398
Plastics	9,352	916	15,177	3,558
Total segment operating profit	28,847	18,504	54,717	43,062
Net interest expense	(12,361)	(12,909)	(25,462)	(25,988)
Unallocated amounts	(8,391)	(7,980)	(16,374)	(15,567)
Loss from debt extinguishment, net	(38,890)	—	(38,890)	—
Loss on pension settlement	—	—	—	(2,142)
Loss before taxes	$(30,795)	$(2,385)	$(26,009)	$(635)

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

The following table provides a reconciliation of Segment adjusted EBITDA to Loss before taxes:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2014	2013	2014	2013
Segment adjusted EBITDA:
Home & Building Products	$17,124	$17,555	$36,191	$34,794
Telephonics	12,535	15,505	24,931	31,869
Plastics	16,216	12,352	28,959	21,671
Total Segment adjusted EBITDA	45,875	45,412	90,081	88,334
Net interest expense	(12,361)	(12,909)	(25,462)	(25,988)
Segment depreciation and amortization	(16,336)	(17,572)	(33,032)	(34,828)
Unallocated amounts	(8,391)	(7,980)	(16,374)	(15,567)
Loss from debt extinguishment, net	(38,890)	—	(38,890)	—
Restructuring charges	(692)	(9,336)	(1,534)	(10,444)
Acquisition costs	—	—	(798)	—
Loss on pension settlement	—	—	—	(2,142)
Loss before taxes	$(30,795)	$(2,385)	$(26,009)	$(635)
13

Unallocated amounts typically include general corporate expenses not attributable to a reportable segment.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
DEPRECIATION and AMORTIZATION	2014	2013	2014	2013
Segment:
Home & Building Products	$7,614	$9,157	$15,648	$18,017
Telephonics	1,858	1,752	3,602	3,471
Plastics	6,864	6,663	13,782	13,340
Total segment depreciation and amortization	16,336	17,572	33,032	34,828
Corporate	103	109	200	210
Total consolidated depreciation and amortization	$16,439	$17,681	$33,232	$35,038

CAPITAL EXPENDITURES
Segment:
Home & Building Products	$6,722	$6,711	$15,190	$15,804
Telephonics	5,520	2,630	8,887	3,452
Plastics	4,390	4,333	10,150	11,701
Total segment	16,632	13,674	34,227	30,957
Corporate	297	33	618	38
Total consolidated capital expenditures	$16,929	$13,707	$34,845	$30,995

ASSETS	At March 31, 2014	At September 30, 2013
Segment assets:
Home & Building Products	$995,765	$908,386
Telephonics	299,820	296,919
Plastics	426,563	422,730
Total segment assets	1,722,148	1,628,035
Corporate	55,728	156,455
Total continuing assets	1,777,876	1,784,490
Assets of discontinued operations	4,324	4,289
Consolidated total	$1,782,200	$1,788,779

NOTE 12 – DEFINED BENEFIT PENSION EXPENSE

Defined benefit pension expense was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Service cost	$45	$48	$90	$98
Interest cost	2,500	2,422	5,000	4,847
Expected return on plan assets	(2,885)	(3,136)	(5,770)	(6,274)
Amortization:
Prior service cost	4	5	8	10
Recognized actuarial loss	489	840	978	1,680
Loss on pension settlement	—	—	—	2,142
Net periodic expense	$153	$179	$306	$2,503

During the second quarter of 2014, the company contributed €1,300 (U.S. $1,776), which equaled the net balance sheet liability, in settlement of all remaining obligations for a non U.S. Pension liability.  There were no gains or losses recorded for this settlement.

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

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued new accounting guidance requiring enhanced disclosures for items reclassified out of accumulated other comprehensive income (loss). The guidance does not amend any existing requirements for reporting net income (loss) or other comprehensive income (loss) in the financial statements. This guidance is effective prospectively for annual reporting periods beginning after December 15, 2012, with early adoption permitted. As this new guidance is related to presentation only, the implementation of this guidance in the first quarter of fiscal year 2014 did not have a material effect on the Company’s financial condition or results of operations.

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

NOTE 14 – DISCONTINUED OPERATIONS

The following amounts related to the Installation Services segment, discontinued in 2008, and other businesses discontinued several years ago, which have been segregated from Griffon’s continuing operations, and are reported as assets and liabilities of discontinued operations in the condensed consolidated balance sheets:

	At March 31, 2014	At September 30, 2013
Assets of discontinued operations:
Prepaid and other current assets	$1,217	$1,214
Other long-term assets	3,107	3,075
Total assets of discontinued operations	$4,324	$4,289

Liabilities of discontinued operations:
Accrued liabilities, current	$3,069	$3,288
Other long-term liabilities	4,359	4,744
Total liabilities of discontinued operations	$7,428	$8,032

There was no Installation Services revenue or income for the quarter or six months ended March 31, 2014 or 2013.

NOTE 15 – RESTRUCTURING AND OTHER RELATED CHARGES

In January 2013, Ames announced its intention to close certain manufacturing facilities, and to consolidate affected operations primarily into its Camp Hill and Carlisle, PA locations. The intended actions, to be completed by the end of calendar 2014, will improve manufacturing and distribution efficiencies, allow for in-sourcing of certain production currently performed by third party suppliers, and improve material flow and absorption of fixed costs.

Ames anticipates incurring pre-tax restructuring and related exit costs approximating $8,000, comprised of cash charges of $4,000 and non-cash, asset-related charges of $4,000; the cash charges will include $2,500 for one-time termination benefits and other personnel-related costs and $1,500 for facility exit costs. Ames expects $20,000 in capital expenditures in connection with this initiative and, to date, has incurred $7,583 and $15,269 in restructuring costs and capital expenditures, respectively.

HBP recognized $692 and $1,534, respectively, for the three and six months ended March 31, 2014, and $4,563 and $5,671, respectively, for the three and six months ended March 31, 2013 in restructuring and other related exit costs; such charges primarily related to one-time termination benefits, facility and other personnel costs, and asset impairment charges related to the Ames plant consolidation initiatives. The 2013 period also included charges related to a CBP plant consolidation.

In February 2013, Plastics undertook a restructuring project, primarily in Europe, to exit low margin business and to eliminate approximately 80 positions, resulting in restructuring charges of $4,773, primarily related to one-time termination benefits and other personnel costs. The project was completed in 2013.

A summary of the restructuring and other related charges included in the line item “Restructuring and other related charges” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) were recognized as follows:

	Workforce Reduction	Facilities & Exit Costs	Other Related Costs	Non-cash Facility and Other	Total
Amounts incurred in:
Quarter ended December 31, 2012	$994	$39	$75	$—	$1,108
Quarter ended March 31, 2013	3,795	523	1,517	3,501	9,336
Six Months Ended March 31, 2013	$4,789	$562	$1,592	$3,501	$10,444

Quarter ended December 31, 2013	$638	$95	$109	$—	$842
Quarter ended March 31, 2014	495	137	60	—	692
Six Months Ended March 31, 2014	$1,133	$232	$169	$—	$1,534

The activity in the restructuring accrual recorded in accrued liabilities consisted of the following:

	Workforce Reduction	Facilities & Exit Costs	Other Related	Total
Accrued liability at September 30, 2013	$3,057	$393	$407	$3,857
Charges	1,133	232	169	1,534
Payments	(2,094)	(552)	(425)	(3,071)
Accrued liability at March 31, 2014	$2,096	$73	$151	$2,320

NOTE 16 – OTHER EXPENSE

For the quarters ended March 31, 2014 and 2013, Other income (expense) included $436 and ($479), respectively, of net currency exchange (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $15 and $321, respectively, of net investment income.

For the six months ended March 31, 2014 and 2013, Other income (expense) included $679 and ($467), respectively, of net currency exchange (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $127 and $353, respectively, of net investment income.

NOTE 17 – WARRANTY LIABILITY

Telephonics offers warranties against product defects for periods generally ranging from one to two years, depending on the specific product and terms of the customer purchase agreement. Typical warranties require Telephonics to repair or replace the defective products during the warranty period at no cost to the customer. At the time revenue is recognized, Griffon records a liability for warranty costs, estimated based on historical experience, and periodically assesses its warranty obligations and adjusts the liability as necessary. Ames offers an express limited warranty for a period of ninety days on all products unless otherwise stated on the product or packaging from the date of original purchase.

Changes in Griffon’s warranty liability, included in Accrued liabilities, were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Balance, beginning of period	$6,929	$7,743	$6,649	$8,856
Warranties issued and changes in estimated pre-existing warranties	1,135	662	2,101	656
Actual warranty costs incurred	(953)	(981)	(1,639)	(2,088)
Balance, end of period	$7,111	$7,424	$7,111	$7,424

NOTE 18 – OTHER COMPREHENSIVE INCOME (LOSS)

The amounts recognized in other comprehensive income (loss) were as follows:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$1,224	$—	$1,224	$(5,924)	$—	$(5,924)
Pension and other defined benefit plans	1,698	(599)	1,099	845	(356)	489
Gain on cash flow hedge	—	—	—	171	—	171
Total other comprehensive income (loss)	$2,922	$(599)	$2,323	$(4,908)	$(356)	$(5,264)

	Six Months Ended March 31, 2014			Six Months Ended March 31, 2013
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(1,913)	$—	$(1,913)	$(2,921)	$—	$(2,921)
Pension and other defined benefit plans	2,191	(776)	1,415	7,304	(2,955)	4,349
Gain on cash flow hedge	—	—	—	171	—	171
Total other comprehensive income (loss)	$278	$(776)	$(498)	$4,554	$(2,955)	$1,599

Amounts reclassified from accumulated other comprehensive income (loss) to income (loss) were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Pension amortization	$493	$845	$986	$1,690
Pension settlement	—	—	—	2,142
Total before tax	493	845	986	3,832
Tax	(168)	(296)	(345)	(1,341)
Net of tax	$325	$549	$641	$2,491

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

In April 2009, the DEC advised ISC’s representatives that both the DEC and the New York State Department of Health had reviewed and accepted an August 2007 Remedial Investigation Report and an Additional Data Collection Summary Report dated January 30, 2009. With the acceptance of these reports, ISC completed the remedial investigation required under the Consent Order and was authorized, accordingly, by the DEC to conduct the Feasibility Study required by the Consent Order.  Pursuant to the requirements of  the Consent Order and its obligations thereunder, ISC, without acknowledging any responsibility to perform any remediation at the Site, submitted to the DEC in August 2009, a draft feasibility study which recommended for the soil, groundwater and sediment medias, remediation alternatives having a current net capital cost value, in the aggregate, of approximately $5,000. In February 2011, the DEC advised ISC it has accepted and approved the feasibility study.  Accordingly, ISC has no further obligations under the consent order.

Upon acceptance of the feasibility study, the DEC issued a Proposed Remedial Action Plan (“PRAP”) that sets forth the proposed remedy for the site.  The PRAP accepted the recommendation contained in the feasibility study for remediation of the soil and groundwater medias, but selected a different remediation alternative for the sediment medium.  The approximate cost and the current net capital cost value of the remedy proposed by the DEC in the PRAP is approximately $10,000.  After receiving public comments on the PRAP, the DEC issued a Record of Decision (“ROD”) that set forth the specific remedies selected and responded to public comments.  The remedies selected by the DEC in the ROD are the same remedies as those set forth in the PRAP.

It is now expected that the DEC will enter into negotiations with potentially responsible parties to request they undertake performance of the remedies selected in the ROD, and if such parties do not agree to implement such remedies, then the State may use State Superfund money to remediate the Peekskill site and seek recovery of costs from such parties.  Griffon does not acknowledge any responsibility to perform any remediation at the Peekskill Site.

Improper Advertisement Claim involving Union Tools Products.  Since December 2004, a customer of Ames has been named in various litigation matters relating to certain Union Tools products. The plaintiffs in those litigation matters have asserted causes of action against the customer of Ames for improper advertisement to end consumers. The allegations suggest that advertisements led the consumers to believe that Union Tools’ hand tools were wholly manufactured within boundaries of the United States. The complaints assert various causes of action against the customer of Ames under federal and state law, including common law fraud. At some point, likely once the litigation against the customer of Ames ends, the customer may seek indemnity (including recovery of its legal fees and costs) against Ames for an unspecified amount. Presently, Ames cannot estimate the amount of loss, if any, if the customer were to seek legal recourse against Ames.

Department of Environmental Conservation of New York State, regarding Frankfort, NY site. During fiscal 2009, an underground fuel tank with surrounding soil contamination was discovered at the Frankfort, N.Y. site, which is the result of historical facility operations prior to Ames’ ownership. While Ames was actively working with the DEC and the New York State Department of Health to define remediation requirements relative to the underground fuel tank, the DEC took the position that Ames was responsible to remediate other types of contamination on the site. After negotiations with the DEC, on August 15, 2011, Ames executed an Order on Consent with the DEC.  The Order is without admission or finding of liability or acknowledgement that there has been a release of hazardous substances at the site.  Importantly, the Order does not waive any rights that Ames has under a 1991 Consent Judgment entered into between the DEC and a predecessor of Ames relating to the site.  The Order requires that Ames identify Areas of Concern at the site, and formulate a strategy to investigate and remedy both on and off site conditions in compliance with applicable environmental law. At the conclusion of the remedy phase of the remediation to the satisfaction of the DEC, the DEC will issue a Certificate of Completion. On August 1, 2012, a fire occurred during the course of demolition of certain structures at the Frankfort, NY site, requiring cleanup and additional remediation under the oversight of the DEC. Demolition of the structures on the property has been substantially completed.  The DEC has inspected the progress of the work and is satisfied with the results thus far.  On February 12, 2013, the DEC issued comments to the Remedial Investigation Work Plan previously submitted by Ames in October 2011, and in response, Ames issued a Revised Remedial Investigation Work Plan.  Completion of the remedial investigation is dependent on timing of the DEC approval; no additional comments have been provided by the DEC to date. On October 21, 2013 Ames filed its revised Remedial Investigation Report (“RIR”) with the DEC. On February 3, 2014, the DEC accepted Ames’ RIR as a draft and requested certain revisions.  Ames is currently reviewing the requested revisions and will either revise the RIR as requested or negotiate alternate action acceptable to the DEC. On March 31, 2014, the DEC approved Ames Preliminary Schedule for “Additional Remedial Investigation/Feasibility Study Activities” (RI/FS) that identifies remedial investigations and remedial actions through to a Record of Decision. In accordance with the approved RI/FS schedule, Ames filed its work plan for Supplemental Remedial Investigation Activities with the DEC on April 3, 2014.

U.S. Government investigations and claims

Defense contracts and subcontracts, including Griffon’s contracts and subcontracts, are subject to audit and review by various agencies and instrumentalities of the United States government, including among others, the Defense Contract Audit Agency (“DCAA”), the Defense Criminal Investigative Service (“DCIS”), and the Department of Justice (“DOJ”) which has responsibility for asserting claims on behalf of the U.S. government.  In addition to ongoing audits, pursuant to subpoenas Griffon is currently providing information to the U.S. Department of Defense Office of the Inspector General and the DOJ.  No claim has been asserted against Griffon, and Griffon is unaware of any material financial exposure in connection with the inquiry.

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

NOTE 20 — CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the domestic assets of Clopay Building Products Company, Inc., Clopay Plastic Products Company, Inc., Telephonics Corporation, The Ames Companies, Inc., ATT Southern, Inc. and Clopay Ames True Temper Holding Corp, each of which are 100%, indirectly, owned by Griffon. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act of 1933, presented below are condensed consolidating financial information as of March 31, 2014 and September 30, 2013 and for the quarter and six-month period ended March 31, 2014 and 2013. The financial information may not necessarily be indicative of results of operations or financial position had the guarantor companies or non-guarantor companies operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly-owned subsidiaries accounted for under the equity method.

The indenture relating to the Senior Notes (the “Indenture”) contains terms providing that, under certain limited circumstances, a guarantor will be released from its obligations to guarantee the Senior Notes.  These circumstances include (i) a sale of at least a majority of the stock, or all or substantially all the assets, of the subsidiary guarantor as permitted by the Indenture; (ii) a public equity offering of a subsidiary guarantor that qualifies as a “Minority Business” as defined in the Indenture (generally, a business the EBITDA of which constitutes less than 50% of the segment adjusted EBITDA of the Company for the most recently ended four fiscal quarters), and that meets certain other specified conditions as set forth in the Indenture; (iii) the designation of a guarantor as an “unrestricted subsidiary” as defined in the Indenture, in compliance with the terms of the Indenture; (iv) Griffon exercising its right to defease the Senior Notes, or to otherwise discharge its obligations under the Indenture, in each case in accordance with the terms of the Indenture; and (v) upon obtaining the requisite consent of the holders of the Senior Notes.

CONDENSED CONSOLIDATING BALANCE SHEETS

At March 31, 2014

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CURRENT ASSETS
Cash and equivalents	$4,199	$25,259	$40,475	$—	$69,933
Accounts receivable, net of allowances	—	258,037	82,765	(31,640)	309,162
Contract costs and recognized income not yet billed, net of progress payments	—	107,388	437	—	107,825
Inventories, net	—	197,947	58,814	(71)	256,690
Prepaid and other current assets	4,273	21,059	15,319	10,561	51,212
Assets of discontinued operations	—	—	1,217	—	1,217
Total Current Assets	8,472	609,690	199,027	(21,150)	796,039

PROPERTY, PLANT AND EQUIPMENT, net	1,424	255,330	101,128	—	357,882
GOODWILL	—	290,761	79,411	—	370,172
INTANGIBLE ASSETS, net	—	158,950	65,276	—	224,226
INTERCOMPANY RECEIVABLE	558,505	886,492	83,046	(1,528,043)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	787,103	549,256	1,783,996	(3,120,355)	—
OTHER ASSETS	47,410	51,142	7,435	(75,213)	30,774
ASSETS OF DISCONTINUED OPERATIONS	—	—	3,107	—	3,107
Total Assets	$1,402,914	$2,801,621	$2,322,426	$(4,744,761)	$1,782,200

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$1,847	$1,098	$10,448	$—	$13,393
Accounts payable and accrued liabilities	22,247	194,512	70,153	(21,935)	264,977
Liabilities of discontinued operations	—	—	3,069	—	3,069
Total Current Liabilities	24,094	195,610	83,670	(21,935)	281,439

LONG-TERM DEBT, net of debt discounts	736,786	8,298	28,495	—	773,579
INTERCOMPANY PAYABLES	21,318	772,390	707,295	(1,501,003)	—
OTHER LIABILITIES	62,964	153,635	22,804	(74,332)	165,071
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	4,359	—	4,359
Total Liabilities	845,162	1,129,933	846,623	(1,597,270)	1,224,448

SHAREHOLDERS’ EQUITY	557,752	1,671,688	1,475,803	(3,147,491)	557,752
Total Liabilities and Shareholders’ Equity	$1,402,914	$2,801,621	$2,322,426	$(4,744,761)	$1,782,200
20

CONDENSED CONSOLIDATING BALANCE SHEETS
At September 30, 2013

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation

CURRENT ASSETS
Cash and equivalents	$68,994	$25,343	$83,793	$—	$178,130
Accounts receivable, net of allowances	—	213,506	76,241	(33,532)	256,215
Contract costs and recognized income not yet billed, net of progress payments	—	109,683	145	—	109,828
Inventories, net	—	173,406	56,723	(9)	230,120
Prepaid and other current assets	(712)	21,854	17,330	10,431	48,903
Assets of discontinued operations	—	—	1,214	—	1,214
Total Current Assets	68,282	543,792	235,446	(23,110)	824,410

PROPERTY, PLANT AND EQUIPMENT, net	972	248,973	103,648	—	353,593
GOODWILL	—	288,146	69,584	—	357,730
INTANGIBLE ASSETS, net	—	160,349	61,042	—	221,391
INTERCOMPANY RECEIVABLE	547,903	911,632	573,269	(2,032,804)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	772,374	533,742	2,718,956	(4,025,072)	—
OTHER ASSETS	45,968	50,423	7,423	(75,234)	28,580
ASSETS OF DISCONTINUED OPERATIONS	—	—	3,075	—	3,075
Total Assets	$1,435,499	$2,737,057	$3,772,443	$(6,156,220)	$1,788,779

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$1,000	$1,079	$8,689	$—	$10,768
Accounts payable and accrued liabilities	41,121	183,665	70,427	(24,860)	270,353
Liabilities of discontinued operations	—	—	3,288	—	3,288
Total Current Liabilities	42,121	184,744	82,404	(24,860)	284,409

LONG-TERM DEBT, net of debt discounts	656,852	9,006	12,629	—	678,487
INTERCOMPANY PAYABLES	20,607	796,741	1,188,017	(2,005,365)	—
OTHER LIABILITIES	65,455	153,970	25,578	(74,328)	170,675
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	4,744	—	4,744
Total Liabilities	785,035	1,144,461	1,313,372	(2,104,553)	1,138,315

SHAREHOLDERS’ EQUITY	650,464	1,592,596	2,459,071	(4,051,667)	650,464
Total Liabilities and Shareholders’ Equity	$1,435,499	$2,737,057	$3,772,443	$(6,156,220)	$1,788,779
21

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2014

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation

Revenue	$—	$396,505	$127,782	$(16,600)	$507,687
Cost of goods and services	—	305,191	107,555	(15,046)	397,700
Gross profit	—	91,314	20,227	(1,554)	109,987

Selling, general and administrative expenses	7,161	68,234	15,833	(1,606)	89,622
Restructuring and other related charges	—	728	(36)	—	692
Total operating expenses	7,161	68,962	15,797	(1,606)	90,314

Income (loss) from operations	(7,161)	22,352	4,430	52	19,673

Other income (expense)
Interest income (expense), net	(2,885)	(7,329)	(2,147)	—	(12,361)
Loss from debt extinguishment, net	(38,890)	—	—	—	(38,890)
Other, net	15	1,014	(194)	(52)	783
Total other income (expense)	(41,760)	(6,315)	(2,341)	(52)	(50,468)

Income (loss) before taxes	(48,921)	16,037	2,089	—	(30,795)
Provision (benefit) for income taxes	(11,045)	6,053	22	—	(4,970)
Income (loss) before equity in net income of subsidiaries	(37,876)	9,984	2,067	—	(25,825)
Equity in net income (loss) of subsidiaries	12,051	1,982	9,984	(24,017)	—
Net income (loss)	$(25,825)	$11,966	$12,051	$(24,017)	$(25,825)

Net Income (loss)	$(25,825)	$11,966	$12,051	$(24,017)	$(25,825)
Other comprehensive income (loss), net of taxes	170	80	2,073	—	2,323
Comprehensive income (loss)	$(25,655)	$12,046	$14,124	$(24,017)	$(23,502)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2013

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation

Revenue	$—	$379,846	$123,599	$(14,702)	$488,743
Cost of goods and services	—	292,369	104,011	(13,134)	383,246
Gross profit	—	87,477	19,588	(1,568)	105,497

Selling, general and administrative expenses	3,821	67,936	15,912	(1,610)	86,059
Restructuring and other related charges	—	5,372	3,964	—	9,336
Total operating expenses	3,821	73,308	19,876	(1,610)	95,395

Income (loss) from operations	(3,821)	14,169	(288)	42	10,102

Other income (expense)
Interest income (expense), net	(3,610)	(6,824)	(2,475)	—	(12,909)
Other, net	322	1,546	(1,404)	(42)	422
Total other income (expense)	(3,288)	(5,278)	(3,879)	(42)	(12,487)

Income (loss) before taxes	(7,109)	8,891	(4,167)	—	(2,385)
Provision (benefit) for income taxes	(4,393)	2,750	77	—	(1,566)
Income (loss) before equity in net income of subsidiaries	(2,716)	6,141	(4,244)	—	(819)
Equity in net income (loss) of subsidiaries	1,897	(4,235)	6,981	(4,643)	—
Net income (loss)	$(819)	$1,906	$2,737	$(4,643)	$(819)

Net Income (loss)	$(819)	$1,906	$2,737	$(4,643)	$(819)
Other comprehensive income (loss), net of taxes	(1,181)	(1,422)	(2,661)	—	(5,264)
Comprehensive income (loss)	$(2,000)	$484	$76	$(4,643)	$(6,083)
22

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
 For the Six Months Ended March 31, 2014

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation

Revenue	$—	$741,149	$249,534	$(29,538)	$961,145
Cost of goods and services	—	565,174	206,949	(26,468)	745,655
Gross profit	—	175,975	42,585	(3,070)	215,490

Selling, general and administrative expenses	13,491	136,615	30,408	(3,212)	177,302
Restructuring and other related charges	—	1,492	42	—	1,534
Total operating expenses	13,491	138,107	30,450	(3,212)	178,836

Income (loss) from operations	(13,491)	37,868	12,135	142	36,654

Other income (expense)
Interest income (expense), net	(6,490)	(14,579)	(4,393)	—	(25,462)
Loss from debt extinguishment, net	(38,890)	—	—	—	(38,890)
Other, net	127	3,072	(1,368)	(142)	1,689
Total other income (expense)	(45,253)	(11,507)	(5,761)	(142)	(62,663)

Income (loss) before taxes	(58,744)	26,361	6,374	—	(26,009)
Provision (benefit) for income taxes	(15,579)	11,692	467	—	(3,420)
Income (loss) before equity in net income of subsidiaries	(43,165)	14,669	5,907	—	(22,589)
Equity in net income (loss) of subsidiaries	20,576	5,748	14,669	(40,993)	—
Net income (loss)	$(22,589)	$20,417	$20,576	$(40,993)	$(22,589)

Net Income (loss)	$(22,589)	$20,417	$20,576	$(40,993)	$(22,589)
Other comprehensive income (loss), net of taxes	340	1,869	(2,707)	—	(498)
Comprehensive income (loss)	$(22,249)	$22,286	$17,869	$(40,993)	$(23,087)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended March 31, 2013

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation

Revenue	$—	$700,904	$238,510	$(26,922)	$912,492
Cost of goods and services	—	531,186	202,365	(24,226)	709,325
Gross profit	—	169,718	36,145	(2,696)	203,167

Selling, general and administrative expenses	11,278	129,586	30,534	(3,120)	168,278
Restructuring and other related charges	—	6,480	3,964	—	10,444
Total operating expenses	11,278	136,066	34,498	(3,120)	178,722

Income (loss) from operations	(11,278)	33,652	1,647	424	24,445

Other income (expense)
Interest income (expense), net	(7,222)	(13,703)	(5,063)	—	(25,988)
Other, net	355	3,765	(2,788)	(424)	908
Total other income (expense)	(6,867)	(9,938)	(7,851)	(424)	(25,080)

Income (loss) before taxes	(18,145)	23,714	(6,204)	—	(635)
Provision (benefit) for income taxes	(9,759)	8,948	437	—	(374)
Income (loss) before equity in net income of subsidiaries	(8,386)	14,766	(6,641)	—	(261)
Equity in net income (loss) of subsidiaries	8,125	(6,596)	14,766	(16,295)	—
Net income (loss)	$(261)	$8,170	$8,125	$(16,295)	$(261)

Net Income (loss)	$(261)	$8,170	$8,125	$(16,295)	$(261)
Other comprehensive income (loss), net of taxes	422	3,457	(2,280)	—	1,599
Comprehensive income (loss)	$161	$11,627	$5,845	$(16,295)	$1,338
23

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Six Months Ended March 31, 2014

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(22,589)	$20,417	$20,576	$(40,993)	$(22,589)

Net cash provided by (used in) operating activities	(30,836)	(27,389)	31,588	—	(26,637)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(618)	(29,921)	(4,306)	—	(34,845)
Acquired business, net of cash acquired	—	(1,000)	(21,720)	—	(22,720)
Intercompany distributions	10,000	(10,000)	—	—	—
Proceeds from sale of assets	—	230	64	—	294
Net cash provided by (used in) investing activities	9,382	(40,691)	(25,962)	—	(57,271)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	584	—	—	—	584
Purchase of shares for treasury	(63,370)	—	—	—	(63,370)
Proceeds from issuance of long-term debt	629,568	10,939	4,007	—	644,514
Payments of long-term debt	(582,108)	(12,097)	7,895	—	(586,310)
Change in short-term borrowings	—	—	4,908	—	4,908
Financing costs	(10,142)	—	(545)	—	(10,687)
Purchase of ESOP shares	(10,000)	—	—	—	(10,000)
Tax effect from exercise/vesting of equity awards, net	273	—	—	—	273
Dividend	(8,290)	5,000	—	—	(3,290)
Other, net	144	43,140	(43,140)	—	144
Net cash provided by (used in) financing activities	(43,341)	46,982	(26,875)	—	(23,234)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	—	—	(640)	—	(640)

Effect of exchange rate changes on cash and equivalents	—	—	(415)	—	(415)

NET DECREASE IN CASH AND EQUIVALENTS	(64,795)	(21,098)	(22,304)	—	(108,197)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	68,994	46,357	62,779	—	178,130
CASH AND EQUIVALENTS AT END OF PERIOD	$4,199	$25,259	$40,475	$—	$69,933
24

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Six Months Ended March 31, 2013

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(261)	$8,170	$8,125	$(16,295)	$(261)

Net cash provided by (used in) operating activities	(43,968)	(26,900)	36,885	—	(33,983)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(24)	(28,624)	(2,347)	—	(30,995)
Intercompany distributions	10,000	(10,000)	—	—	—
Proceeds from sale of assets	—	1,171	45	—	1,216
Net cash provided by (used in) investing activities	9,976	(37,453)	(2,302)	—	(29,779)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(22,109)	—	—	—	(22,109)
Proceeds from issuance of long-term debt	—	303	—	—	303
Payments of long-term debt	(813)	(514)	(4,073)	—	(5,400)
Change in short-term borrowings	—	—	2,157	—	2,157
Financing costs	(759)	—	—	—	(759)
Tax effect from exercise/vesting of equity awards, net	150	—	—	—	150
Dividend	(2,938)	—	—	—	(2,938)
Other, net	242	44,885	(44,885)	—	242
Net cash provided by (used in) financing activities	(26,227)	44,674	(46,801)	—	(28,354)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	—	—	(478)	—	(478)

Effect of exchange rate changes on cash and equivalents	—	—	(138)	—	(138)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(60,219)	(19,679)	(12,834)	—	(92,732)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	125,093	34,782	49,779	—	209,654
CASH AND EQUIVALENTS AT END OF PERIOD	$64,874	$15,103	$36,945	$—	$116,922
25

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

•	HBP consists of two companies, The Ames Companies, Inc. (“Ames”) and Clopay Building Products Company, Inc. (“CBP”):

	-	Ames is a global provider of non-powered landscaping products that make work easier for homeowners and professionals.

	-	CBP is a leading manufacturer and marketer of residential, commercial and industrial garage doors to professional installing dealers and major home center retail chains.

•	Telephonics designs, develops and manufactures high-technology integrated information, communication and sensor system solutions for military and commercial markets worldwide.

•	Plastics is an international leader in the development and production of embossed, laminated and printed specialty plastic films used in a variety of hygienic, health-care and industrial applications.

On May 1, 2014, Griffon’s Board of Directors authorized the repurchase of up to an additional $50,000 of Griffon’s outstanding common stock. Under this repurchase program, the Company may purchase shares, depending upon market conditions, in open market or privately negotiated transactions, including pursuant to a 10b5-1 plan.

On February 27, 2014, in an unregistered offering through a private placement under Rule 144A, Griffon issued, at par, $600,000 of 5.25% Senior Notes due 2022 (“Senior Notes”); interest is payable semi-annually on March 1 and September 1, starting September 1, 2014. Proceeds from the Senior Notes were used to redeem $550,000 of 7.125% senior notes due 2018, to pay a tender offer premium of $31,530 and to make interest payments of $16,716, with the balance used to pay a portion of the related fees and expenses.  The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions.

In connection with these transactions, Griffon capitalized $9,950 of underwriting fees and other expenses incurred related to issuance of the Senior Notes, which will amortize over the term of such notes. Griffon recognized a loss on the early extinguishment of debt on the 7.125% senior notes aggregating $38,890, comprised of the $31,530 tender offer premium, the write-off of $6,574 of remaining deferred financing fees and $786 of prepaid interest on defeased notes.

On February 14, 2014, Griffon amended its $225,000 Revolving Credit Facility (“Credit Agreement”), extending its maturity date from March 28, 2018 to March 28, 2019, amending certain financial maintenance ratio test thresholds and increasing certain baskets for permitted debt, guaranties, liens, asset sales, foreign acquisitions, investments and restricted payments.

26

On December 31, 2013, Ames acquired Northcote Pottery (“Northcote”), founded in 1897 and a leading brand in the Australian outdoor planter and decor market, for approximately $22,000. Northcote complements Southern Patio, acquired in 2011, and adds to Ames’ existing lawn and garden operations in Australia. Northcote, which will be integrated with Ames, is expected to generate approximately $28,000 of annualized revenue. Griffon incurred $798 of acquisition costs related to this transaction in the first quarter of 2014.

On December 10, 2013, Griffon repurchased 4,444,444 shares of its common stock for $50,000 from GS Direct, L.L.C. (“GS Direct”), an affiliate of The Goldman Sachs Group, Inc. The repurchase was effected in a private transaction at a per share price of $11.25, an approximate 9.2% discount to the stock’s closing price on November 12, 2013, the day before announcement of the transaction. The transaction was exclusive of the Company´s August 2011 $50,000 authorized share repurchase program. After closing the transaction, GS Direct continued to hold approximately 5.56 million shares (approximately 10%) of Griffon’s common stock. GS Direct also agreed that, subject to certain exceptions, if it intends to sell its remaining shares of Griffon common stock at any time prior to December 31, 2014, it will first negotiate in good faith to sell such shares to the Company.

In January 2013, Ames announced its intention to close certain manufacturing facilities and consolidate affected operations primarily into its Camp Hill and Carlisle, PA locations. The intended actions, to be completed by the end of calendar 2014, will improve manufacturing and distribution efficiencies, allow for in-sourcing of certain production currently performed by third party suppliers, and improve material flow and absorption of fixed costs. Management estimates that, upon completion, these actions will result in annual cash savings exceeding $10,000, based on current operating levels; these savings are consistent with those anticipated at the onset of the initiative.

Ames anticipates incurring pre-tax restructuring and related exit costs approximating $8,000, comprised of cash charges of $4,000 and non-cash, asset-related charges of $4,000; the cash charges will include $2,500 for one-time termination benefits and other personnel-related costs and $1,500 for facility exit costs. Ames expects $20,000 in capital expenditures in connection with this initiative and, to date, has incurred $7,583 and $15,269 in restructuring costs and capital expenditures, respectively.

First quarter 2013, Selling, general and administrative expenses included a $2,142, non-cash, pension settlement loss resulting from the lump-sum buyout of certain participant’s balances in the Company’s defined benefit plan. The buyouts, funded by the pension plan, reduced the Company’s net pension liability by $3,472.

OVERVIEW

Revenue for the quarter ended March 31, 2014 was $507,687 compared to $488,743 in the prior year quarter. Net loss was $25,825 or $0.53 per share, compared to a net loss of $819 or $0.02 per share, in the prior year quarter.

The current quarter included:

-	Restructuring charges of $692 ($429, net of tax or $0.01 per share);
-	Loss from debt extinguishment of $38,890 ($24,964, net of tax or $0.51 per share);
-	Discrete tax provisions, net, of $609 or $0.01 per share; and
-	Impact of debt extinguishment on full year effective tax rate of $5,848 or $0.12 per share.

The prior year quarter included:

-	Restructuring charges of $9,336 ($5,788, net of tax or $0.10 per share); and
-	Discrete tax provisions, net, of $309 or $0.01 per share.

Excluding these items from the respective quarterly results, net income would have been $6,025 or $0.12 per share in the current quarter compared to $4,660 or $0.08 per share in the prior year quarter.

Revenue for the six months ended March 31, 2014 was $961,145 compared to $912,492 in the prior year period. Net loss was $22,589 or $0.44 per share, compared to a net loss of $261 or $0.00 per share, in the prior year period.

27

Results for the six months ended March 31, 2014 included:

-	Restructuring charges of $1,534 ($951, net of tax or $0.02 per share);
-	Loss from debt extinguishment of $38,890 ($24,964, net of tax or $0.49 per share);
-	Acquisition costs of $798 ($495, net of tax or $0.01 per share);
-	Discrete tax provisions, net, of $320 or $0.01 per share; and
-	Impact of debt extinguishment on full year effective tax rate of $5,848 or $0.12 per share.

Results for the six months ended March 31, 2013 included:

-	Restructuring charges of $10,444 ($6,508, net of tax or $0.11 per share);
-	Loss on pension settlement of $2,142 ($1,392, net of tax or $0.02 per share); and
-	Discrete tax benefits, net, of $364 or $0.01 per share.

Excluding these items from the respective periods, net income would have been $9,989 or $0.20 per share in the six months ended March 31, 2014 compared to $7,275 or $0.13 per share in the six months ended March 31, 2013.

Griffon evaluates performance based on Earnings (loss) per share and Net income (loss) excluding restructuring charges, acquisition-related expenses, gains (losses) from pension settlement and debt extinguishment and discrete tax items, as applicable. Griffon believes this information is useful to investors. The following table provides a reconciliation of Net loss to adjusted net income and Earnings (loss) per share to Adjusted earnings per share:

GRIFFON CORPORATION AND SUBSIDIARIES

RECONCILIATION OF NET LOSS

TO ADJUSTED NET INCOME

(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2014	2013	2014	2013

Net loss	$(25,825)	$(819)	$(22,589)	$(261)

Adjusting items, net of tax:
Loss from debt extinguishment, net	24,964	—	24,964	—
Restructuring and related	429	5,788	951	6,508
Acquisition costs	—	—	495	—
Loss on pension settlement	—	—	—	1,392
Extinguishment impact on period tax rate[a]	5,848	—	5,848	—
Discrete tax provisions (benefits)	609	(309)	320	(364)

Adjusted net income	$6,025	$4,660	$9,989	$7,275

Diluted loss per common share	$(0.53)	$(0.02)	$(0.44)	$(0.00)

Adjusting items, net of tax:
Loss from debt extinguishment, net	0.51	—	0.49	—
Restructuring	0.01	0.10	0.02	0.11
Acquisition costs	—	—	0.01	—
Loss on pension settlement	—	—	—	0.02
Extinguishment impact on period tax rate[a]	0.12	—	0.12	—
Discrete tax provisions (benefits)	0.01	(0.01)	0.01	(0.01)

Adjusted earnings per common share	$0.12	$0.08	$0.20	$0.13

Weighted-average shares outstanding (in thousands)	48,990	54,345	50,872	54,749

a)	Prior to refinancing the debt and resultant loss on debt extinguishment, the Company anticipated its full year 2014 effective tax rate to approximate 40%. As a result of the loss from debt extinguishment, the Company anticipates it will now incur a pretax loss for the full year 2014, and recognize a corresponding tax benefit at an effective rate approximating 13.0%. In the current quarter, the impact of debt extinguishment on the full year effective tax rate was estimated to be a benefit of $5,848 or $0.12 per share.
28

Note: Due to rounding, the sum of earnings per common share and adjusting items, net of tax, may not equal adjusted earnings per common share.

RESULTS OF OPERATIONS

Quarters ended March 31, 2014 and 2013

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

The following table provides a reconciliation of Segment operating profit to Loss before taxes:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2014	2013	2014	2013
Segment operating profit:
Home & Building Products	$8,818	$3,835	$18,211	$11,106
Telephonics	10,677	13,753	21,329	28,398
Plastics	9,352	916	15,177	3,558
Total segment operating profit	28,847	18,504	54,717	43,062
Net interest expense	(12,361)	(12,909)	(25,462)	(25,988)
Unallocated amounts	(8,391)	(7,980)	(16,374)	(15,567)
Loss from debt extinguishment, net	(38,890)	—	(38,890)	—
Loss on pension settlement	—	—	—	(2,142)
Loss before taxes	$(30,795)	$(2,385)	$(26,009)	$(635)

The following table provides a reconciliation of Segment adjusted EBITDA to Loss before taxes:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2014	2013	2014	2013
Segment adjusted EBITDA:
Home & Building Products	$17,124	$17,555	$36,191	$34,794
Telephonics	12,535	15,505	24,931	31,869
Plastics	16,216	12,352	28,959	21,671
Total Segment adjusted EBITDA	45,875	45,412	90,081	88,334
Net interest expense	(12,361)	(12,909)	(25,462)	(25,988)
Segment depreciation and amortization	(16,336)	(17,572)	(33,032)	(34,828)
Unallocated amounts	(8,391)	(7,980)	(16,374)	(15,567)
Loss from debt extinguishment, net	(38,890)	—	(38,890)	—
Restructuring charges	(692)	(9,336)	(1,534)	(10,444)
Acquisition costs	—	—	(798)	—
Loss on pension settlement	—	—	—	(2,142)
Loss before taxes	$(30,795)	$(2,385)	$(26,009)	$(635)
29

Home & Building Products

	Three Months Ended March 31,				For the Six Months Ended March 31,
	2014		2013		2014		2013
Revenue:
Ames	$160,705		$136,237		$257,313		$213,546
CBP	90,838		89,499		212,680		202,366
Home & Building Products	$251,543		$225,736		$469,993		$415,912
Segment operating profit	$8,818	3.5%	$3,835	1.7%	$18,211	3.9%	$11,106	2.7%
Depreciation and amortization	7,614		9,157		15,648		18,017
Restructuring charges	692		4,563		1,534		5,671
Acquisition costs	—		—		798		—
Segment adjusted EBITDA	$17,124	6.8%	$17,555	7.8%	$36,191	7.7%	$34,794	8.4%

For the quarter ended March 31, 2014, revenue increased $25,807 or 11%, compared to the prior year quarter. Ames revenue increased 18% compared to the prior year quarter primarily due to improved U.S. and Canada snow tool and planter sales, and the inclusion of Northcote results, while CBP revenue increased 1%, primarily due to favorable mix, partially offset by lower volume influenced by inclement weather conditions.

For the quarter ended March 31, 2014, Segment operating profit was $8,818 compared to $3,835 in the prior year quarter. Excluding restructuring charges, primarily related to the manufacturing and operations consolidation initiative at Ames, current and prior year Segment operating profit was $9,510 and $8,398, respectively. Excluding restructuring, the increase in Segment operating profit was primarily from improved volume at Ames and favorable product mix at CBP, partially offset by higher distribution and selling costs. Ames also continued to experience manufacturing inefficiencies in connection with its plant consolidation initiative, which are expected to continue until the initiative is completed. The impact of Northcote in the quarter was not significant. Segment depreciation and amortization decreased $1,543 from the prior year period.

For the six months ended March 31, 2014, revenue increased $54,081 or 13%, compared to the prior year period. Ames revenue increased 20% mainly driven by improved US and Canadian snow tool and planter sales, and the inclusion of Northcote results. CBP revenue increased 5% due to higher volume and favorable product mix.

For the six months ended March 31, 2014, Segment operating profit was $18,211 compared to $11,106 in the prior year period. Excluding restructuring charges, primarily related to the consolidation initiative at Ames, and acquisition costs related to the Northcote transaction, current and prior year Segment operating profit was $20,543 and $16,777, respectively. Excluding restructuring and acquisition costs, the increase was primarily from improved volume at Ames and CBP, partially offset by higher distribution costs. Ames also continued to experience manufacturing inefficiencies in connection with its plant consolidation initiative, which are expected to continue until the initiative is completed. The impact of Northcote in the quarter was not significant. The prior year period benefitted from $1,000 in Byrd Amendment receipts (anti-dumping compensation from the government); current period Byrd Amendment receipts were not significant. Segment depreciation and amortization decreased $2,369 from the prior year period.

On December 31, 2013, Ames acquired Northcote, a leading brand in the Australian outdoor planter and decor market, for approximately $22,000. Northcote complements Southern Patio, acquired in 2011, and adds to Ames’ existing lawn and garden operations in Australia. Northcote, which will be integrated with Ames, is expected to generate approximately $28,000 of annualized revenue.

In January 2013, Ames announced its intention to close certain manufacturing facilities and consolidate affected operations primarily into its Camp Hill and Carlisle, PA locations. The intended actions, to be completed by the end of calendar 2014, will improve manufacturing and distribution efficiencies, allow for in-sourcing of certain production currently performed by third party suppliers, and improve material flow and absorption of fixed costs. Management estimates that, upon completion, these actions will result in annual cash savings exceeding $10,000, based on current operating levels; these savings are consistent with those anticipated at the onset of the initiative.

Ames anticipates incurring pre-tax restructuring and related exit costs approximating $8,000, comprised of cash charges of $4,000 and non-cash, asset-related charges of $4,000; the cash charges will include $2,500 for one-time termination benefits and other personnel-related costs and $1,500 for facility exit costs. Ames expects $20,000 in capital expenditures in connection with this initiative and, to date, has incurred $7,583 and $15,269 in restructuring costs and capital expenditures, respectively.

HBP recognized $692 and $1,534, respectively, for the three and six months ended March 31, 2014, and $4,563 and $5,671, respectively, for the three and six months ended March 31, 2013 in restructuring and other related exit costs; such charges primarily related to one-time termination benefits, facility and other personnel costs, and asset impairment charges related to the Ames plant consolidation initiatives. The 2013 period also included charges related to a CBP plant consolidation.

Telephonics

	Three Months Ended March 31,				For the Six Months Ended March 31,
	2014		2013		2014		2013
Revenue	$104,185		$121,631		$200,210		$217,681
Segment operating profit	$10,677	10.2%	$13,753	11.3%	$21,329	10.7%	$28,398	13.0%
Depreciation and amortization	1,858		1,752		3,602		3,471
Segment adjusted EBITDA	$12,535	12.0%	$15,505	12.7%	$24,931	12.5%	$31,869	14.6%

For the quarter ended March 31, 2014, revenue decreased $17,446 or 14% compared to the prior year quarter. The 2013 quarter included $13,225 of electronic warfare program revenue where Telephonics serves as a contract manufacturer; there was no such revenue in the current year quarter. Excluding revenue from these programs, current quarter revenue decreased 4% from the 2013 quarter, primarily due to lower mobile surveillance systems sales, partially offset by higher Identification Friend or Foe systems sales.

For the quarter ended March 31, 2014, Segment operating profit decreased $3,076 or 22%, and operating profit margin decreased 110 basis points compared to the prior year quarter; the prior year quarter benefitted from the electronic warfare programs, favorable program mix and manufacturing efficiencies, none of which were repeated in the current quarter.

For the six months ended March 31, 2014, revenue decreased $17,471 or 8%, compared to the prior year period. The prior year period included $13,225 of electronic warfare program revenue where Telephonics serves as a contract manufacturer; there was no such revenue in the current year period. Excluding revenue from these programs, revenue decreased 2% primarily due to reduced airborne intercommunication products and mobile surveillance systems sales, partially offset by higher Identification Friend or Foe products sales.

For the six months ended March 31, 2014, Segment operating profit decreased $7,069 or 25%, and operating margin decreased 230 basis points compared to the prior year period. The prior year period benefitted from the electronic warfare programs, favorable program mix and manufacturing efficiencies, which were not repeated in the current year period.

During the six months ended March 31, 2014, Telephonics was awarded several new contracts and incremental funding on existing contracts approximating $241,800. Contract backlog was $486,000 at March 31, 2014 with 66% expected to be fulfilled in the next 12 months. Backlog was $444,000 at September 30, 2013 and $416,000 at December 31, 2013. Backlog is defined as unfilled firm orders for products and services for which funding has been both authorized and appropriated by the customer or Congress, in the case of the U.S. government agencies.

Plastics

	Three Months Ended March 31,				For the Six Months Ended March 31,
	2014		2013		2014		2013
Revenue	$151,959		$141,376		$290,942		$278,899
Segment operating profit	$9,352	6.2%	$916	0.6%	$15,177	5.2%	$3,558	1.3%
Depreciation and amortization	6,864		6,663		13,782		13,340
Restructuring charges	—		4,773		—		4,773
Segment adjusted EBITDA	$16,216	10.7%	$12,352	8.7%	$28,959	10.0%	$21,671	7.8%

For the quarter ended March 31, 2014, revenue increased $10,583, or 7%, compared to the prior year quarter. The increase reflected the benefit of favorable mix (6%), the pass through of higher resin costs in customer selling prices (1%) and higher volume (1%), partially offset by the impact of unfavorable foreign exchange translation (1%); the 1% volume increase was net of volume lost as a result of Plastics exiting certain low margin products in the second half of 2013. Plastics adjusts selling prices based on underlying resin costs on a delayed basis.

For the quarter ended March 31, 2014, Segment operating profit increased $8,436 compared to the prior year quarter; the prior year quarter included restructuring charges of $4,773. Excluding restructuring charges, Segment operating profit increased $3,663 primarily due to favorable mix, continued efficiency improvements and the positive impact of restructuring initiatives undertaken over the past year. Resin did not have a material impact on profit for the quarter.

For the six months ended March 31, 2014, revenue increased $12,043, or 4%, compared to the prior year quarter. The increase reflected the benefit of favorable mix (5%) and the pass through of higher resin costs in customer selling prices (1%), partially offset by the impact of lower volume (2%), the majority of which was attributable to Plastics exiting certain low margin products in the second half of 2013.

For the six months ended March 31, 2014, Segment operating profit increased $11,619 compared to the prior year period; the prior year period included restructuring charges of $4,773. Excluding restructuring charges, Segment operating profit increased $6,846 primarily due to continued efficiency improvements, favorable mix and an $800 favorable resin benefit, partially offset by the impact of reduced volume.

In February 2013, Plastics undertook a restructuring project, primarily in Europe, to exit low margin business and to eliminate approximately 80 positions, resulting in restructuring charges of $4,773, primarily related to one-time termination benefits and other personnel costs. The project was completed in 2013.

Unallocated

For the quarter ended March 31, 2014, unallocated amounts totaled $8,391 compared to $7,980 in the prior year; for the six months ended March 31, 2014, unallocated amounts totaled $16,374 compared to $15,567 in the prior year. The increase in the current quarter and six-month period compared to the respective prior year periods primarily related to increased compensation and incentive costs.

Segment Depreciation and Amortization

Segment depreciation and amortization decreased $1,236 and $1,796, respectively, for the quarter and six-month periods ended March 31, 2014 compared to the prior year periods primarily due to assets fully amortizing, partially offset by the onset of depreciation for new assets placed in service.

Other Expense

For the quarters ended March 31, 2014 and 2013, Other income (expense) included $436 and ($479), respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $15 and $321, respectively, of net investment income.

For the six months ended March 31, 2014 and 2013, Other income (expense) included $679 and ($467), respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $127 and $353, respectively, of net investment income.

Provision (benefit) for income taxes

In the quarter and six-month periods ended March 31, 2014 and 2013, the Company incurred pretax losses. The Company recognized tax benefits of 16.1% and 13.2% for the quarter and six-month periods ended March 31, 2014, respectively, compared to benefits of 65.7% and 59.0%, respectively, in the comparable prior year periods. The current and prior year benefit rates reflect the impact of permanent differences not deductible in determining taxable income, mainly limited deductibility of restricted stock, tax reserves and changes in earnings mix between domestic and non-domestic operations, which are material relative to the level of pretax result.

The current quarter and six-month periods include $609 and $320, respectively, of provisions for discrete items resulting primarily from the conclusion of tax audits in certain jurisdictions, and the impact of tax law changes enacted in the current quarter.  The comparable prior year periods included $309 and $364, respectively, of benefits from discrete items, primarily the retroactive extension of the federal R&D credit signed into law January 2, 2013. Excluding discrete items, the effective tax benefit rates for the quarter and six month periods ended March 31, 2014 were 18.1% and 14.4%, respectively, compared to benefit rates of 52.7% and 1.7% in the comparable prior year periods, respectively.

Prior to refinancing the debt and resultant loss on debt extinguishment, the Company anticipated its full year 2014 effective tax rate to approximate 40%. As a result of the loss from debt extinguishment, the Company anticipates it will now incur a pretax loss for the full year 2014, and recognize a corresponding tax benefit at an effective rate approximating 13.0%. In the current quarter, the impact of debt extinguishment on the full year effective tax rate was estimated to be a benefit of $5,848 or $0.12 per share, as detailed in the Company’s Reconciliation of Net Income to Adjusted Net Income.

Stock based compensation

For the quarters ended March 31, 2014 and 2013, stock based compensation expense totaled $3,321 and $3,338, respectively. For the six months ended March 31, 2014 and 2013, stock based compensation expenses totaled $4,996 and $6,298, respectively.

Comprehensive income (loss)

For the quarter ended March 31, 2014, total other comprehensive income, net of taxes, of $2,323, included a $1,224 gain from Foreign currency translation adjustments primarily due to the strengthening of the Australian and Brazilian currencies, partially offset by the weakening of the Canadian currency and Euro, all in comparison to the U.S. Dollar, and a $1,099 benefit from Pension and other post retirement plans, primarily due to settling a non U.S. pension plan and amortization of actuarial losses.

For the six months ended March 31, 2014, total other comprehensive loss, net of taxes, of $498, included a $1,913 loss from Foreign currency translation adjustments primarily due to the weakening of the Canadian currency, partially offset by the strengthening of the Euro and the Australian currency, all in comparison to the U.S. Dollar, and a $1,415 benefit from Pension and other post retirement plans, primarily due to settling a non U.S. pension plan and amortization of actuarial losses.

Discontinued operations – Installation Services

There was no revenue or income from the Installation Services’ business for the quarters and six-month periods ended March 31, 2014 and 2013.

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

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

Cash Flows from Continuing Operations	Six Months Ended March 31,
(in thousands)	2014	2013
Net Cash Flows Used In:
Operating activities	$(26,637)	$(33,983)
Investing activities	(57,271)	(29,779)
Financing activities	(23,234)	(28,354)

Cash used in continuing operations for the six months ended March 31, 2014 was $26,637 compared to $33,983 in the prior year. The current year included $16,716 of interest payments made in conjunction with the redemption of the $550,000 7.125% senior notes due 2018; in prior years, such payments would have been made April 1. Excluding this payment, cash flow used in operating activities would have approximated $9,921. Current assets net of current liabilities, excluding short-term debt and cash, increased to $458,060 at March 31, 2014 compared to $372,639 at September 30, 2013, primarily due to increased inventory, contract costs and recognized income not yet billed and a decrease in accounts payable and accrued liabilities.

During the six months ended March 31, 2014, Griffon used cash for investing activities of $57,271 compared to $29,779 in the prior year; the acquisition of Northcote for approximately $22,000 impacted the current year. Current quarter capital expenditures totaled $34,845, an increase of $3,850 from the prior year quarter.

During the six months ended March 31, 2014, cash used in financing activities totaled $23,234 compared to $28,354 in the prior year. On May 1, 2014, Griffon’s Board of Directors authorized the repurchase of up to an additional $50,000 of Griffon’s outstanding common stock. Under this repurchase program, the Company may purchase shares, depending upon market conditions, in open market or privately negotiated transactions, including pursuant to a 10b5-1 plan. During the six months ended March 31, 2014, the Board of Directors approved two quarterly cash dividends of $0.03 per share. On December 10, 2013, Griffon repurchased 4,444,444 shares of its common stock for $50,000 from GS Direct, L.L.C. (“GS Direct”), an affiliate of The Goldman Sachs Group, Inc., in a private transaction. This purchase was exclusive of the Company’s August 2011 $50,000 authorized share repurchase program, of which $4,525 remains at March 31, 2014. In the six months ended March 31, 2014, Griffon purchased 598,481 shares of common stock under the August 2011 authorized program, for a total of $7,501 or $12.53 per shares. To date, Griffon has purchased 4,320,712 shares of common stock, for a total of $45,474 or $10.52 per share under the August 2011 share repurchase authorization. In December 2013, Griffon’s Employee Stock Ownership Plan (“ESOP”) entered into an agreement, which refinanced the two existing ESOP loans into one new Term Loan in the amount of $21,098. The Agreement also provided a Line Note with $10,000 available to purchase shares of Griffon common stock in the open market through September 29, 2014. In the six months ended March 31, 2014, 749,977 shares of Griffon common stock, for a total of $10,000, were purchased with proceeds from the Line Note. In the six months ended March 31, 2014, 411,064 shares, with a market value of $5,266 or $12.81 per share, withheld to settle employee taxes due upon the vesting of restricted stock, were added to treasury stock.

On May 1, 2014, the Board of Directors declared a quarterly cash dividend of $0.03 per share, payable on June 26, 2014 to shareholders of record as of the close of business on May 23, 2014.

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

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. For the six months ended March 31, 2014:

•	The United States Government and its agencies, through either prime or subcontractor relationships, represented 15% of Griffon’s consolidated revenue and 73% of Telephonics’ revenue.
•	Procter & Gamble Co. represented 13% of Griffon’s consolidated revenue and 44% of Plastics’ revenue.
•	The Home Depot represented 11% of Griffon’s consolidated revenue and 22% of HBP’s revenue.

No other customer exceeded 7% of consolidated revenue. Future operating results will continue to substantially depend on the success of Griffon’s largest customers and our ongoing relationships with them. Orders from these customers are subject to fluctuation and may be reduced materially. The loss of all or a portion of volume from any one of these customers could have a material adverse impact on Griffon’s liquidity and operations.

Cash and Equivalents and Debt	At March 31,	At September 30,
(in thousands)	2014	2013
Cash and equivalents	$69,933	$178,130
Notes payables and current portion of long-term debt	13,393	10,768
Long-term debt, net of current maturities	773,579	678,487
Debt discount	11,454	13,246
Total debt	798,426	702,501
Debt, net of cash and equivalents	$728,493	$524,371

On February 27, 2014, in an unregistered offering through a private placement under Rule 144A, Griffon issued, at par, $600,000 of 5.25% Senior Notes due 2022 (“Senior Notes”); interest is payable semi-annually on March 1 and September 1, starting September 1, 2014. Proceeds from the Senior Notes were used to redeem $550,000 of 7.125% senior notes due 2018, to pay a tender offer premium of $31,530 and to make interest payments of $16,716, with the balance used to pay a portion of the related fees and expenses.  The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. At the time of issuance of the Senior Notes, Griffon agreed that, within certain time periods after the issue date, it would offer to each noteholder, pursuant to a registration statement filed with and to be declared effective by the SEC, the opportunity to exchange its Senior Notes for new notes that have substantially identical terms to those of the Senior Notes (the only material difference being that the new notes are registered with the SEC). The fair value of the Senior Notes approximated $591,000 on March 31, 2014 based upon quoted market prices (level 1 inputs).

In connection with these transactions, Griffon capitalized $9,950 of underwriting fees and other expenses incurred related to issuance of the Senior Notes, which will amortize over the term of such notes. Griffon recognized a loss on the early extinguishment of debt on the 7.125% senior notes aggregating $38,890, comprised of the $31,530 tender offer premium, the write-off of remaining deferred financing fees of $6,574 and $786 of prepaid interest on defeased notes.

On February 14, 2014, Griffon amended its $225,000 Credit Agreement extending its maturity date from March 28, 2018 to March 28, 2019, amending certain financial maintenance ratio test thresholds and increasing certain baskets for permitted debt, guaranties, liens, asset sales, foreign acquisitions, investments and restricted payments. The facility includes a letter of credit sub-facility with a limit of $60,000, a multi-currency sub-facility of $50,000 and a swing line sub-facility with a limit of $30,000. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility or the occurrence of a default or an event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, in each case without a floor, plus an applicable margin, which adjusts based on financial performance. The current margins are 1.25% for base rate loans and 2.25% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio as well as customary affirmative and negative covenants and events of default. The Credit Agreement also includes certain restrictions, such as limitations on the ability of Griffon to incur indebtedness and liens and to make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all assets of the Company and the guarantors and a pledge of not greater than 65% of the equity interest in each of Griffon’s material, first-tier foreign subsidiaries.

At March 31, 2014, outstanding borrowings and standby letters of credit were $20,000 and $20,352, respectively; $184,648 was available for borrowing at that date.

On December 21, 2009, Griffon issued $100,000 principal of 4% convertible subordinated notes due 2017 (the “2017 Notes”).  The current conversion rate of the 2017 Notes is 68.6238 shares of Griffon’s common stock per $1,000 principal amount of notes, corresponding to a conversion price of $14.57 per share. When a cash dividend is declared that would result in an adjustment to the conversion ratio of less than 1%, any adjustment to the conversion ratio is deferred until the first to occur of (i) actual conversion; (ii) the 42nd trading day prior to maturity of the notes; and (iii) such time as the cumulative adjustment equals or exceeds 1%. As of March 31, 2014, the above conversion price included dividends paid through March 27, 2014. At both March 31, 2014 and 2013, the 2017 Notes had a capital in excess of par component, net of tax, of $15,720. The fair value of the 2017 Notes approximated $112,600 on March 31, 2014 based upon quoted market prices (level 1 inputs).

On October 21, 2013, Griffon refinanced two properties’ real estate mortgages to secure new loans totaling $17,175. The loans mature in October 2018, are collateralized by the related properties and are guaranteed by Griffon. The loans bear interest at a rate of LIBOR plus 2.75%. At March 31, 2014, $16,818 was outstanding.

In December 2013, Griffon’s ESOP entered into an agreement which refinanced the two existing ESOP loans into one new Term Loan in the amount of $21,098. The Agreement also provided a Line Note with $10,000 available to purchase shares of Griffon common stock in the open market through September 29, 2014. As of March 31, 2014, 749,977 shares of Griffon common stock, for a total of $10,000, were purchased with proceeds from the Line Note. In March 2014, the Line Note was combined with the Term Loan to form one new term loan. The loan bears interest at a) LIBOR plus 2.25% or b) the lender’s prime rate, at Griffon’s option.  The loan requires quarterly principal payments of $505 through September 30, 2014 and $419 per quarter thereafter, with a balloon payment of approximately $19,000 due at maturity in December 2018. The loan is secured by shares purchased with the proceeds of the loan and with a lien on a specific amount of Griffon assets, and Griffon guarantees repayment. At March 31, 2014, $30,087 was outstanding.

In October 2006, CBP entered into a capital lease totaling $14,290 for real estate in Troy, Ohio. The lease matures in 2022, bears interest at a fixed rate of 5.0%, is secured by a mortgage on the real estate and is guaranteed by Griffon. At December 31, 2013, $9,289 was outstanding.

In November 2010, Clopay Europe GMBH (“Clopay Europe”) entered into a €10,000 revolving credit facility and a €20,000 term loan. The term loan was paid off in December 2013 and the revolver had borrowings of $5,500 at March 31, 2014. The revolving facility matures in November 2014, but is renewable upon mutual agreement with the bank. The revolving credit facility accrues interest at EURIBOR plus 2.20% per annum. Clopay Europe is required to maintain a certain minimum equity to assets ratio and keep leverage below a certain level, defined as the ratio of total debt to EBITDA.

Clopay do Brazil maintains lines of credit of approximately $5,700. Interest on borrowings accrues at a rate of Brazilian CDI plus 6.0% (16.55% at March 31, 2014). At March 31, 2014 there was approximately $3,943 borrowed under the lines. Clopay Plastic Products Co., Inc. guarantees the loan and lines.

In November 2012, Garant G.P. (“Garant”) entered into a CAD $15,000 revolving credit facility.  The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (1.45% LIBOR USD and 2.47% Bankers Acceptance Rate CDN as of March 31, 2014). The revolving facility matures in November 2015. Garant is required to maintain a certain minimum equity.  At March 31, 2014, there were no borrowings under the revolving credit facility with CAD $15,000 available.

In December 2013, Northcote Holdings Pty. Ltd entered into an AUD $12,500 term loan. The term loan is unsecured, requires quarterly interest payments and principal is due at maturity (December 2016). The loan accrues interest at Bank Bill Swap Bid Rate “BBSY” plus 2.8% per annum (5.5% at March 31, 2014). As of March 31, 2014, Griffon had an outstanding balance of $11,559. Subsidiaries of Northcote Holdings maintain a line of credit of approximately $2,800. The line of credit accrues interest at BBSY plus 2.25% per annum (4.95% at March 31, 2014). At March 31, 2014, there were no outstanding borrowings under the line. Griffon Corporation guarantees both the term loan and the line of credit.

At March 31, 2014, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements.

During the six month period ended March 31, 2014 and 2013, Griffon used cash for discontinued operations of $640 and $478, respectively, primarily related to settling remaining Installation Services liabilities and environmental costs.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, especially “Management’s Discussion and Analysis”, contains certain “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income (loss), earnings, cash flows, revenue, changes in operations, operating improvements, industries in which Griffon Corporation (the “Company” or “Griffon”) operates and the United States and global economies. Statements in this Form 10-Q that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” “may,” “will,” “estimates,” “intends,” “explores,” “opportunities,” the negative of these expressions, use of the future tense and similar words or phrases. Such forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, among others: current economic conditions and uncertainties in the housing, credit and capital markets; Griffon’s ability to achieve expected savings from cost control, integration and disposal initiatives; the ability to identify and successfully consummate and integrate value-adding acquisition opportunities; increasing competition and pricing pressures in the markets served by Griffon’s operating companies; the ability of Griffon’s operating companies to expand into new geographic and product markets and to anticipate and meet customer demands for new products and product enhancements and innovations; reduced military spending by the government on projects for which Griffon’s Telephonics Corporation supplies products, including as a result of sequestration at such time as the budgetary cuts mandated by sequestration begin to take effect; the ability of the federal government to fund and conduct its operations; increases in the cost of raw materials such as resin and steel; changes in customer demand or loss of a material customer at one of Griffon’s operating companies; the potential impact of seasonal variations and uncertain weather patterns on certain of Griffon’s businesses; political events that could impact the worldwide economy; a downgrade in Griffon’s credit ratings; changes in international economic conditions including interest rate and currency exchange fluctuations; the reliance by certain of Griffon’s businesses on particular third party suppliers and manufacturers to meet customer demands; the relative mix of products and services offered by Griffon’s businesses, which impacts margins and operating efficiencies; short-term capacity constraints or prolonged excess capacity; unforeseen developments in contingencies, such as litigation; unfavorable results of government agency contract audits of Telephonics Corporation; Griffon’s ability to adequately protect and maintain the validity of patent and other intellectual property rights; the cyclical nature of the businesses of certain of Griffon’s operating companies; and possible terrorist threats and actions and their impact on the global economy. Additional important factors that could cause the statements made in this Quarterly Report on Form 10-Q or the actual results of operations or financial condition of Griffon to differ are discussed under the caption “Item 1A. Risk Factors” and “Special Notes Regarding Forward-Looking Statements” in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2013. Readers are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date made. Griffon undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent sales of unregistered securities.

On January 10, 2014, Griffon sold 44,476 shares of common stock to Ames management for an aggregate of $584 in a private offering pursuant to the exemption provided for in Section 4(2) of, and Regulation D promulgated pursuant to, the Securities Act of 1933.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(1)

January 1 - 31, 2014	—		$—	—
February 1 - 28, 2014	294,200	(2)	12.39	171,148
March 1 - 31, 2014	361,633		12.55	361,633

Total	655,833		$12.47	532,781	$4,525

1.	On August 2, 2011, the Company’s Board of Directors authorized the repurchase of up to an additional $50,000 of Griffon common stock; as of March 31, 2014, $4,525 remained available for the purchase of Griffon common stock under this program. On May 1, 2014, the Company’s Board of Directors authorized the repurchase of up to an additional $50,000 of Griffon common stock.
2.	Includes 123,052 shares acquired by the Company from holders of restricted stock upon vesting of the restricted stock, to satisfy tax-withholding obligations of the holders.

Item 3 Item 4	Defaults Upon Senior Securities None Mine Safety Disclosures Not applicable

Item 5	Other Information
None

Item 6	Exhibits

4.1

Indenture (relating to the 5.25% Senior Notes due 2022), dated as of February 27, 2014, among Griffon Corporation, the Guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (Exhibit 4.1 to the Current Report on Form 8-K filed February 27, 2014 (Commission File No. 1-06620)).

4.2

Registration Rights Agreement (relating to the 5.25% Senior Notes due 2022), dated as of February 27, 2014, by and among Griffon Corporation, the Guarantors party thereto and Deutsche Bank Securities Inc., as the Representative of the several Initial Purchasers (Exhibit 4.2 to the Current Report on Form 8-K filed February 27, 2014 (Commission File No. 1-06620)).

4.3

Supplemental Indenture (relating to the 7.125% Senior Notes due 2018), dated as of February 27, 2014, between Griffon Corporation and Wells Fargo Bank, National Association, as Trustee (Exhibit 4.3 to the Current Report on Form 8-K filed February 27, 2014 (Commission File No. 1-06620)).

40

10.1

Purchase Agreement, dated as of February 12, 2014, by and among Griffon Corporation, the Guarantors named therein and Deutsche Bank Securities Inc., as Representative of the several Initial Purchasers named therein (Exhibit 99.1 to the Current Report on Form 8-K filed February 13, 2014 (Commission File No. 1-06620)).

10.2

Fourth Amendment to Amended and Restated Credit Agreement, dated as of February 14, 2014, to that certain Amended and Restated Credit Agreement, dated as of March 28, 2013 among Griffon Corporation, JPMorgan Chase Bank, N.A., as administrative agent, Deutsche Bank Securities Inc., as syndication agent, Wells Fargo Bank, National Association, HSBC Bank USA, N.A and RBS Citizens, N.A., as co-documentation agents, and the other lenders party thereto (Exhibit 99.1 to the Current Report on Form 8-K filed February 14, 2014 (Commission File No. 1-06620))

10.3

Griffon Corporation 2011 Equity Incentive Plan, as amended and restated through January 30, 2014 (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement relating to the 2014 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on December 20, 2013).

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
41

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
(Principal Financial Officer)

/s/ Brian G. Harris
Brian G. Harris
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

Date: May 2, 2014

42

EXHIBIT INDEX

4.1	Indenture (relating to the 5.25% Senior Notes due 2022), dated as of February 27, 2014, among Griffon Corporation, the Guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (Exhibit 4.1 to the Current Report on Form 8-K filed February 27, 2014 (Commission File No. 1-06620)).

4.2	Registration Rights Agreement (relating to the 5.25% Senior Notes due 2022), dated as of February 27, 2014, by and among Griffon Corporation, the Guarantors party thereto and Deutsche Bank Securities Inc., as the Representative of the several Initial Purchasers (Exhibit 4.2 to the Current Report on Form 8-K filed February 27, 2014 (Commission File No. 1-06620)).

4.3	Supplemental Indenture (relating to the 7.125% Senior Notes due 2018), dated as of February 27, 2014, between Griffon Corporation and Wells Fargo Bank, National Association, as Trustee (Exhibit 4.3 to the Current Report on Form 8-K filed February 27, 2014 (Commission File No. 1-06620)).

10.1	Purchase Agreement, dated as of February 12, 2014, by and among Griffon Corporation, the Guarantors named therein and Deutsche Bank Securities Inc., as Representative of the several Initial Purchasers named therein (Exhibit 99.1 to the Current Report on Form 8-K filed February 13, 2014 (Commission File No. 1-06620)).

10.2	Fourth Amendment to Amended and Restated Credit Agreement, dated as of February 14, 2014, to that certain Amended and Restated Credit Agreement, dated as of March 28, 2013 among Griffon Corporation, JPMorgan Chase Bank, N.A., as administrative agent, Deutsche Bank Securities Inc., as syndication agent, Wells Fargo Bank, National Association, HSBC Bank USA, N.A and RBS Citizens, N.A., as co-documentation agents, and the other lenders party thereto (Exhibit 99.1 to the Current Report on Form 8-K filed February 14, 2014 (Commission File No. 1-06620))

10.3	Griffon Corporation 2011 Equity Incentive Plan, as amended and restated through January 30, 2014 (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement relating to the 2014 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on December 20, 2013).

31.1	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Document*

101.DEF	XBRL Taxonomy Extension Definitions Document*

101.LAB	XBRL Taxonomy Extension Labels Document*

101.PRE	XBRL Taxonomy Extension Presentations Document*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.
43