Form 10-Q
period 2014-06-30
GRIFFON CORP
filed 2014-07-30
CIK 50725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2014

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

The number of shares of common stock outstanding at June 30, 2014 was 53,708,690.

Griffon Corporation and Subsidiaries

Part I – Financial Information
Item 1 – Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited)
	June 30, 2014	September 30, 2013
CURRENT ASSETS
Cash and equivalents	$87,437	$178,130
Accounts receivable, net of allowances of $7,176 and $6,136	269,669	256,215
Contract costs and recognized income not yet billed, net of progress payments of $16,985 and $6,941	104,877	109,828
Inventories, net	278,462	230,120
Prepaid and other current assets	74,290	48,903
Assets of discontinued operations	1,209	1,214
Total Current Assets	815,944	824,410
PROPERTY, PLANT AND EQUIPMENT, net	365,376	353,593
GOODWILL	381,315	357,730
INTANGIBLE ASSETS, net	235,092	221,391
OTHER ASSETS	30,491	28,580
ASSETS OF DISCONTINUED OPERATIONS	3,032	3,075
Total Assets	$1,831,250	$1,788,779

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$11,886	$10,768
Accounts payable	181,052	163,610
Accrued liabilities	103,721	106,743
Liabilities of discontinued operations	2,959	3,288
Total Current Liabilities	299,618	284,409
LONG-TERM DEBT, net of debt discount of $10,532 and $13,246	797,180	678,487
OTHER LIABILITIES	162,103	170,675
LIABILITIES OF DISCONTINUED OPERATIONS	4,008	4,744
Total Liabilities	1,262,909	1,138,315
COMMITMENTS AND CONTINGENCIES - See Note 19
SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	568,341	650,464
Total Liabilities and Shareholders’ Equity	$1,831,250	$1,788,779

GRIFFON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION
(in thousands)	SHARES	PAR VALUE			SHARES	COST			Total
Balance at September 30, 2013	77,616	$19,404	$494,412	$434,363	18,527	$(274,602)	$(3,339)	$(19,774)	$650,464
Net loss	—	—	—	(8,125)	—	—	—	—	(8,125)
Dividend	—	—	—	(4,841)	—	—	—	—	(4,841)
Tax effect from exercise/vesting of equity awards, net	—	—	273	—	—	—	—	—	273
Amortization of deferred compensation	—	—	—	—	—	—	—	1,586	1,586
Common stock acquired	—	—	—	—	6,237	(72,518)	—	—	(72,518)
Stock grants and equity awards, net	857	214	302	—	—	—	—	—	516
ESOP purchase of common stock	—	—	—	—	—	—	—	(10,000)	(10,000)
ESOP allocation of common stock	—	—	225	—	—	—	—	—	225
Stock-based compensation	—	—	8,133	—	—	—	—	—	8,133
Other comprehensive income, net of tax	—	—	—	—	—	—	2,628	—	2,628
Balance at June 30, 2014	78,473	$19,618	$503,345	$421,397	24,764	$(347,120)	$(711)	$(28,188)	$568,341

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Revenue	$505,039	$509,826	$1,466,184	$1,422,318
Cost of goods and services	386,732	401,515	1,132,387	1,110,840
Gross profit	118,307	108,311	333,797	311,478

Selling, general and administrative expenses	96,135	86,345	273,437	254,623
Restructuring and other related charges	358	1,604	1,892	12,048
Total operating expenses	96,493	87,949	275,329	266,671

Income from operations	21,814	20,362	58,468	44,807

Other income (expense)
Interest expense	(11,661)	(13,279)	(37,184)	(39,446)
Interest income	120	142	181	321
Loss from debt extinguishment, net	—	—	(38,890)	—
Other, net	2,621	607	4,310	1,515
Total other expense, net	(8,920)	(12,530)	(71,583)	(37,610)

Income (loss) before taxes	12,894	7,832	(13,115)	7,197
Provision (benefit) for income taxes	(1,570)	4,229	(4,990)	3,855
Net income (loss)	$14,464	$3,603	$(8,125)	$3,342

Basic income (loss) per common share	$0.30	$0.07	$(0.16)	$0.06
Weighted-average shares outstanding	48,370	54,265	50,038	54,588

Diluted income (loss) per common share	$0.29	$0.06	$(0.16)	$0.06
Weighted-average shares outstanding	49,836	56,204	50,038	56,735

Dividends paid per common share	$0.03	$0.025	$0.09	$0.075

Net income (loss)	$14,464	$3,603	$(8,125)	$3,342
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	2,809	(7,884)	896	(10,805)
Pension and other post retirement plans	317	490	1,732	4,839
Gain (loss) on cash flow hedge	—	(158)	—	13
Total other comprehensive income (loss), net of taxes	3,126	(7,552)	2,628	(5,953)
Comprehensive income (loss), net	$17,590	$(3,949)	$(5,497)	$(2,611)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,125)	$3,342

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	50,027	52,787
Stock-based compensation	8,133	9,327
Asset impairment charges - restructuring	191	3,122
Provision for losses on accounts receivable	420	824
Amortization of deferred financing costs and debt discounts	4,789	4,651
Loss from debt extinguishment, net	38,890	—
Deferred income taxes	(314)	(897)
(Gain) loss on sale/disposal of assets	78	(788)
Change in assets and liabilities, net of assets and liabilities acquired:
(Increase) decrease in accounts receivable and contract costs and recognized income not yet billed	7,443	(81,381)
(Increase) decrease in inventories	(33,195)	36,588
(Increase) decrease in prepaid and other assets	(3,439)	2,890
Decrease in accounts payable, accrued liabilities and income taxes payable	(15,754)	(28,767)
Other changes, net	712	856
Net cash provided by operating activities	49,856	2,554

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(54,859)	(45,886)
Acquired businesses, net of cash acquired	(62,306)	—
Proceeds from sale of assets	491	1,326
Investment purchases	(8,402)	—
Net cash used in investing activities	(125,076)	(44,560)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	584	—
Dividends paid	(4,841)	(4,384)
Purchase of shares for treasury	(72,518)	(25,689)
Proceeds from long-term debt	682,913	303
Payments of long-term debt	(602,134)	(12,842)
Change in short-term borrowings	3,138	2,408
Financing costs	(10,928)	(759)
Purchase of ESOP shares	(10,000)	—
Tax benefit from exercise/vesting of equity awards, net	273	150
Other, net	194	261
Net cash used in financing activities	(13,319)	(40,552)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities	(1,018)	(486)
Net cash used in discontinued operations	(1,018)	(486)

Effect of exchange rate changes on cash and equivalents	(1,136)	(506)

NET DECREASE IN CASH AND EQUIVALENTS	(90,693)	(83,550)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	178,130	209,654
CASH AND EQUIVALENTS AT END OF PERIOD	$87,437	$126,104
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

The fair values of Griffon’s senior notes due 2022 and 2017 4% convertible notes approximated $594,000 and $113,400, respectively, on June 30, 2014. Fair values were based upon quoted market prices (level 1 inputs).

Items Measured at Fair Value on a Recurring Basis

Insurance contracts with values of $3,594 (level 2 inputs) at June 30, 2014, are measured and recorded at fair value based upon quoted prices in active markets for similar assets. Trading securities with values of $11,160 (level 1 inputs) at June 30, 2014, are measured and recorded at fair value based upon quoted prices in active markets for identical assets.

At June 30, 2014, Griffon had $4,172 and $1,750 of Australian dollar contracts and Canadian dollar contracts, respectively, at a weighted average rate of $1.06 and $1.07, respectively. The contracts, which protect Australia and Canada operations from currency fluctuations for U.S. dollar based purchases, do not qualify for hedge accounting and a fair value loss of $192 and $125 was recorded in Other assets and to Other income for the outstanding contracts, based on similar contract values (level 2 inputs), for the quarter and nine months ended June 30, 2014, respectively. All contracts expire in 24 to 114 days.

NOTE 3 – ACQUISITIONS

On May 21, 2014, Ames acquired the Australian Garden and Tools business of Illinois Tool Works, Inc. (“Cyclone”) for approximately $40,000, including a $4,000 working capital adjustment. Cyclone, which was integrated with Ames, offers a full range of quality garden and hand tool products sold under various leading brand names including Cyclone®, Nylex® and Trojan®, designed to meet the requirements of both the Do-it-Yourself and professional trade segments. Cyclone is expected to generate approximately $65,000 of annualized revenue. Selling, General and Administrative ("SG&A") expenses in the current quarter included $1,600 of acquisition costs.

On December 31, 2013, Ames acquired Northcote Pottery (“Northcote”), founded in 1897 and a leading brand in the Australian outdoor planter and decor market, for approximately $22,000. Northcote complements Southern Patio, acquired in 2011, and adds to Ames’ existing lawn and garden operations in Australia. Northcote, which was integrated with Ames, is expected to generate approximately $28,000 of annualized revenue. First quarter 2014 SG&A expenses included $798 of acquisition costs.

The accounts of the acquired companies, after adjustment to reflect fair market values (level 3 inputs) assigned to assets purchased, have been included in the consolidated financial statements from the date of acquisition; in each instance, acquired inventory was not significant. Griffon is in the process of finalizing the adjustments to the purchase price, if any, for Cyclone and Northcote, primarily related to working capital, and gathering data as of the closing date to complete the purchase price allocation; accordingly, management has used their best estimates in the initial purchase price allocation as of the date of these financial statements.

The following table summarizes the fair values of the Cyclone and Northcote assets and liabilities as of the date of acquisition:

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)

	Cyclone	Northcote	Total
Current Assets, net of cash acquired	$23,936	$7,921	$31,857
PP&E	491	1,376	1,867
Goodwill	10,072	11,617	21,689
Amortizable intangible assets	9,844	6,023	15,867
Indefinite life intangible assets	1,874	1,686	3,560
Total assets acquired	46,217	28,623	74,840
Total liabilities assumed	(6,692)	(6,842)	(13,534)
Net assets acquired	$39,525	$21,781	$61,306
The amounts assigned to major intangible asset classifications, none of which are tax deductible, for the Cyclone and Northcote acquisitions are as follows:

	Cyclone	Northcote	Total	Amortization Period (Years)
Goodwill	$10,072	$11,617	21,689	N/A
Tradenames	1,874	1,686	3,560	Indefinite
Customer relationships	9,844	6,023	15,867	25
	$21,790	$19,326	41,116

NOTE 4 – INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out or average) or market.

The following table details the components of inventory:

	At June 30, 2014	At September 30, 2013
Raw materials and supplies	$71,533	$65,560
Work in process	69,884	63,930
Finished goods	137,045	100,630
Total	$278,462	$230,120

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

The following table details the components of property, plant and equipment, net:

	At June 30, 2014	At September 30, 2013
Land, building and building improvements	$131,270	$130,905
Machinery and equipment	715,805	661,094
Leasehold improvements	38,792	35,884
	885,867	827,883
Accumulated depreciation and amortization	(520,491)	(474,290)
Total	$365,376	$353,593
Depreciation and amortization expense for property, plant and equipment was $14,766 and $15,781 for the quarters ended June 30, 2014 and 2013, respectively, and $44,163 and $46,846 for the nine months ended June 30, 2014 and 2013, respectively. Depreciation included in SG&A expenses was $2,507 and $3,128 for the quarters ended June 30, 2014 and 2013, respectively, and $7,743 and $9,402 for the nine months ended June 30, 2014 and 2013, respectively. The remaining components of depreciation, attributable to manufacturing operations, are included in Cost of goods and services.

No event or indicator of impairment occurred during the quarter ended June 30, 2014, which would require additional impairment testing of property, plant and equipment.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)

NOTE 6 – GOODWILL AND OTHER INTANGIBLES

The following table provides changes in the carrying value of goodwill by segment during the nine months ended June 30, 2014:

	At September 30, 2013	Goodwill from 2014 acquisitions	Other adjustments including currency translations	At June 30, 2014
Home & Building Products	$269,802	$21,689	$948	$292,439
Telephonics	18,545	—	—	18,545
Plastics	69,383	—	948	70,331
Total	$357,730	$21,689	$1,896	$381,315

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	At June 30, 2014			At September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$183,152	$34,543	25	$166,985	$29,049
Unpatented technology	6,708	3,290	13	6,804	2,916
Total amortizable intangible assets	189,860	37,833		173,789	31,965
Trademarks	83,065	—		79,567	—
Total intangible assets	$272,925	$37,833		$253,356	$31,965

Amortization expense for intangible assets was $2,028 and $1,969 for the quarters ended June 30, 2014 and 2013, respectively, and $5,864 and $5,941 for the nine months ended June 30, 2014 and 2013, respectively.

No event or indicator of impairment occurred during the quarter ended June 30, 2014, which would require impairment testing of long-lived intangible assets including goodwill.

NOTE 7 – INCOME TAXES

The Company reported pretax income for the quarter and a pretax loss for the nine months ended June 30, 2014, compared to pretax income for the quarter and nine months ended June 30, 2013. The Company recognized tax benefits of 12.2% and 38.0% for the quarter and nine months ended June 30, 2014, respectively, compared to provisions of 54.0% and 53.6%, respectively, in the comparable prior year periods. The current and prior year tax rates reflect the impact of permanent differences not deductible in determining taxable income, mainly limited deductibility of restricted stock, tax reserves and changes in earnings mix between domestic and non-domestic operations, which are material relative to the level of pretax results and the impact of discrete items reported.

The quarter and nine months ended June 30, 2014 include $1,860 and $1,540, respectively, of benefits from discrete items resulting primarily from the conclusion of tax audits, the filing of tax returns in various jurisdictions, the release of previously established reserves for uncertain tax positions and the impact of tax law changes enacted in the second quarter of 2014. The comparable prior year periods included $1,495 and $1,859, respectively, of benefits from discrete items, primarily resulting from the release of previously established reserves for uncertain tax positions on conclusion of tax audits, benefits arising on the filing of tax returns in various jurisdictions and the retroactive extension of the federal R&D credit signed into law January 2, 2013.

Excluding discrete items, the effective tax rates for the quarter and nine months ended June 30, 2014 were a provision of 27.0% and a benefit of 26.3%, respectively, compared to provisions of 73.1% and 79.4% in the comparable prior year periods, respectively.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)

NOTE 8 – LONG-TERM DEBT

		At June 30, 2014					At September 30, 2013
		Outstanding Balance	Original Issuer Discount	Balance Sheet	Capitalized Fees & Expenses	Coupon Interest Rate (1)	Outstanding Balance	Original Issuer Discount	Balance Sheet	Capitalized Fees & Expenses	Coupon Interest Rate (1)
Senior notes due 2018	(a)	$—	$—	$—	$—	n/a	$550,000	$—	$550,000	$7,328	7.10%
Senior notes due 2022	(a)	600,000	—	600,000	9,529	5.25%	—	—	—	—	n/a
Revolver due 2019	(a)	25,000	—	25,000	2,122	n/a	—	—	—	2,425	n/a
Convert. debt due 2017	(b)	100,000	(10,532)	89,468	1,145	4.00%	100,000	(13,246)	86,754	1,478	4.00%
Real estate mortgages	(c)	16,603	—	16,603	612	n/a	13,212	—	13,212	185	n/a
ESOP Loans	(d)	29,583	—	29,583	233	n/a	21,098	—	21,098	24	n/a
Capital lease - real estate	(e)	8,798	—	8,798	188	5.00%	9,529	—	9,529	207	5.00%
Non U.S. lines of credit	(f)	7,754	—	7,754	—	n/a	4,606	—	4,606	—	n/a
Non U.S. term loans	(f)	30,612	—	30,612	189	n/a	3,115	—	3,115	27	n/a
Other long term debt	(g)	1,248	—	1,248	27	n/a	941	—	941	—	n/a
Totals		819,598	(10,532)	809,066	$14,045		702,501	(13,246)	689,255	$11,674
less: Current portion		(11,886)	—	(11,886)			(10,768)	—	(10,768)
Long-term debt		$807,712	$(10,532)	$797,180			$691,733	$(13,246)	$678,487

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)

		Three Months Ended June 30, 2014					Three Months Ended June 30, 2013
		Effective Interest Rate (1)	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense	Effective Interest Rate (1)	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense
Senior notes due 2018	(a)	n/a	$—	$—	$—	$—	7.4%	$9,797	$—	$406	$10,203
Senior notes due 2022	(a)	5.5%	7,875	—	310	8,185	n/a	—	—	—	—
Revolver due 2019	(a)	n/a	309	—	144	453	n/a	179	—	131	310
Convert. debt due 2017	(b)	9.1%	1,000	921	112	2,033	9.1%	1,000	846	110	1,956
Real estate mortgages	(c)	3.8%	124	—	35	159	4.9%	133	—	22	155
ESOP Loans	(d)	2.9%	192	—	25	217	2.8%	151	—	2	153
Capital lease - real estate	(e)	5.3%	112	—	5	117	5.3%	125	—	6	131
Non U.S. lines of credit	(f)	n/a	307	—	27	334	n/a	155	—	—	155
Non U.S. term loans	(f)	n/a	273	—	13	286	n/a	109	—	26	135
Other long term debt	(g)	n/a	6	—	9	15	n/a	272	—	—	272
Capitalized interest			(138)	—	—	(138)		(191)	—	—	(191)
Totals			$10,060	$921	$680	$11,661		$11,730	$846	$703	$13,279

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)

		Nine Months Ended June 30, 2014					Nine Months Ended June 30, 2013
		Effective Interest Rate (1)	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense	Effective Interest Rate (1)	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense
Senior notes due 2018	(a)	7.4%	$15,930	$—	$667	$16,597	7.4%	$29,391	$—	$1,217	$30,608
Senior notes due 2022	(a)	5.5%	10,675	—	421	11,096	n/a	—	—	—	—
Revolver due 2019	(a)	n/a	782	—	422	1,204	n/a	603	—	444	1,047
Convert. debt due 2017	(b)	9.1%	3,000	2,713	333	6,046	9.2%	3,000	2,491	332	5,823
Real estate mortgages	(c)	4.0%	376	—	108	484	4.9%	407	—	65	472
ESOP Loans	(d)	3.2%	524	—	32	556	2.9%	476	—	6	482
Capital lease - real estate	(e)	5.4%	345	—	19	364	5.3%	381	—	19	400
Non U.S. lines of credit	(f)	n/a	724	—	27	751	n/a	415	—	—	415
Non U.S. term loans	(f)	n/a	426	—	17	443	n/a	415	—	77	492
Other long term debt	(g)	n/a	17	—	30	47	n/a	523	—	—	523
Capitalized interest			(404)	—	—	(404)		(816)	—	—	(816)
Totals			$32,395	$2,713	$2,076	$37,184		$34,795	$2,491	$2,160	$39,446

(1) not applicable = n/a

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)

On February 27, 2014, in an unregistered offering through a private placement under Rule 144A, Griffon issued, at par, $600,000 of 5.25% Senior Notes due 2022 (“Senior Notes”); interest is payable semi-annually on March 1 and September 1, starting September 1, 2014. Proceeds from the Senior Notes were used to redeem $550,000 of 7.125% senior notes due 2018, to pay a tender offer premium of $31,530 and to make interest payments of $16,716, with the balance used to pay a portion of the transaction fees and expenses. The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On June 18, 2014, Griffon exchanged all of the Senior Notes for substantially identical Senior Notes registered under the Securities Act of 1933 via an exchange offer.

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

On February 14, 2014, Griffon amended its $225,000 Revolving Credit Facility (“Credit Agreement”) to extend its maturity date from March 28, 2018 to March 28, 2019, and to revise certain financial maintenance and negative covenants to improve Griffon's financial and operating flexibility. The facility includes a letter of credit sub-facility with a limit of $60,000, a multi-currency sub-facility of $50,000 and a swing line sub-facility with a limit of $30,000. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility or the occurrence of a default or an event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, in each case without a floor, plus an applicable margin, which adjusts based on financial performance. The current margins are 1.25% for base rate loans and 2.25% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio as well as customary affirmative and negative covenants and events of default. The Credit Agreement also includes certain restrictions, such as limitations on the ability of Griffon to incur indebtedness and liens and to make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all assets of the Company and the guarantors and a pledge of not greater than 65% of the equity interest in each of Griffon’s material, first-tier foreign subsidiaries (except that a lien on the assets of Griffon and its material domestic subsidiaries securing a limited amount of the debt under the ESOP credit agreement ranks pari passu with the lien granted on such assets under the Credit Agreement; see footnote (d) below).
 At June 30, 2014, outstanding borrowings and standby letters of credit were $25,000 and $20,365, respectively; $179,635 was available for borrowing at that date.

(b)
On December 21, 2009, Griffon issued $100,000 principal of 4% convertible subordinated notes due 2017 (the “2017 Notes”). The current conversion rate of the 2017 Notes is 68.6238 shares of Griffon’s common stock per $1,000 principal amount of notes, corresponding to a conversion price of $14.53 per share. When a cash dividend is declared that would result in an adjustment to the conversion ratio of less than 1%, any adjustment to the conversion ratio is deferred until the first to occur of (i) actual conversion; (ii) the 42nd trading day prior to maturity of the notes; and (iii) such time as the cumulative adjustment equals or exceeds 1%. As of June 30, 2014, aggregate dividends since the last conversion price adjustment of $0.03 per share would have resulted in an adjustment to the conversion ratio of approximately .27%. At both June 30, 2014 and 2013, the 2017 Notes had a capital in excess of par component, net of tax, of $15,720.

(c)
On October 21, 2013, Griffon refinanced two properties’ real estate mortgages to secure loans totaling $17,175. The loans mature in October 2018, are collateralized by the related properties and are guaranteed by Griffon. The loans bear interest at a rate of LIBOR plus 2.75%. At June 30, 2014, $16,603 was outstanding.

(d)
In December 2013, Griffon’s Employee Stock Ownership Plan (“ESOP”) entered into a credit agreement which refinanced the two existing ESOP loans into one new Term Loan in the amount of $21,098. The agreement also provided a Line Note with $10,000 available to purchase shares of Griffon common stock in the open market through September 29, 2014. As of June 30, 2014, 749,977 shares of Griffon common stock, for a total of $10,000, were purchased with proceeds from the Line Note. In March 2014, the Line Note was combined with the Term Loan to form one new term loan. The loan bears interest at a) LIBOR plus 2.25% or b) the lender’s prime rate, at Griffon’s option. The loan requires quarterly principal payments of $505 through September 30, 2014 and $419 per quarter thereafter, with a balloon payment of approximately $22,400 due at maturity in December 2018. The loan is secured by shares purchased with the proceeds of the loan and with a lien on the assets of Griffon and its material domestic

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)

subsidiaries securing a limited amount of the loan (which lien ranks pari passu with the lien granted on such assets securing the debt under Griffon’s revolving credit facility; see footnote (a) above), and Griffon guarantees repayment. As of June 30, 2014, $29,583 was outstanding.

In July 2014, Griffon's ESOP entered into an amendment to the existing agreement which provides for an additional $10,000 Line Note available to purchase shares in the open market. The new Line Note will bear interest at a) LIBOR plus 2.75% or b) the lender’s prime rate, at Griffon’s option, through its expiration date on June 30, 2015. Upon expiration or at an earlier date, at Griffon’s option, the new Line Note will be combined with the Term Loan and require quarterly principal payments based on the remaining amortization schedule at a weighted average interest rate of the combined loans, with a balloon payment due at the final maturity date of December 31, 2018, based on the new amortization schedule. The new Line Note and the Term Loan are secured by shares purchased with the proceeds of the loan and with a lien on the assets of Griffon and its material domestic subsidiaries securing a limited amount of the loan (which lien ranks pari passu with the lien granted on such assets securing the debt under Griffon’s revolving credit facility; see footnote (a) above), and Griffon guarantees repayment.

(e)
In October 2006, CBP entered into a capital lease totaling $14,290 for real estate in Troy, Ohio. The lease matures in 2022, bears interest at a fixed rate of 5.0%, is secured by a mortgage on the real estate and is guaranteed by Griffon. At June 30, 2014, $8,798 was outstanding.

(f)
In November 2010, Clopay Europe GmbH (“Clopay Europe”) entered into a €10,000 revolving credit facility and a €20,000 term loan. The term loan was paid off in December 2013 and the revolver had borrowings of $4,093 at June 30, 2014. The revolving facility matures in November 2014, but is renewable upon mutual agreement with the bank. The revolving credit facility accrues interest at EURIBOR plus 2.20% per annum (2.41% at June 30, 2014). Clopay Europe is required to maintain a certain minimum equity to assets ratio and keep leverage below a certain level, defined as the ratio of total debt to EBITDA.

Clopay do Brazil maintains lines of credit of approximately $5,700. Interest on borrowings accrues at a rate of Brazilian CDI plus 6.0% (16.80% at June 30, 2014). At June 30, 2014 there was $3,660 borrowed under the lines. Clopay Plastic Products Company, Inc. guarantees the loan and lines.
In November 2012, Garant G.P. (“Garant”) entered into a CAD $15,000 revolving credit facility.  The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (1.46% LIBOR USD and 2.51% Bankers Acceptance Rate CDN as of June 30, 2014). The revolving facility matures in November 2015. Garant is required to maintain a certain minimum equity.  At June 30, 2014, there were no borrowings under the revolving credit facility with CAD $15,000 available for borrowing.
In December 2013 and May 2014, Northcote Holdings Pty Ltd entered into two term loans in the outstanding amounts of AUD $12,500 and AUD $20,000, respectively. The AUD $12,500 and AUD $20,000 term loans are unsecured and require quarterly interest payments, with quarterly principal payments of $625 beginning in August 2015 on the AUD $20,000 term loan. Remaining principal is due at maturity in December 2016 and May 2017, respectively. The loans accrue interest at Bank Bill Swap Bid Rate “BBSY” plus 2.8% per annum (5.5% at June 30, 2014 for each loan). As of June 30, 2014, Griffon had an outstanding combined balance of $30,612 on the term loans. Subsidiaries of Northcote Holdings Pty Ltd also maintain two lines of credit of AUD $3,000 and AUD $5,000 which accrue interest at BBSY plus 2.25% per annum (5.00% at June 30, 2014) and 2.50% per annum (5.25% at June 30, 2014), respectively. At June 30, 2014, there were no outstanding borrowings under the lines. Griffon Corporation guarantees the term loans and the AUD $3,000 line of credit; the assets of a subsidiary of Northcote Holdings Pty Ltd secures the AUD $5,000 line of credit.
(g) Other long-term debt primarily consists of capital leases.
At June 30, 2014, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements.

NOTE 9 — SHAREHOLDERS’ EQUITY

During 2013, the Company declared and paid quarterly dividends of $0.025 per share, totaling $0.10 per share for the year. During 2014, the Board of Directors approved and paid a quarterly cash dividend of $0.03 per share in each quarter, totaling $0.09 per share for the nine months ended June 30, 2014. Dividends paid on allocated shares in the ESOP were used to pay down the ESOP loan and recorded as a reduction in expense. A dividend payable was established for the holders of restricted shares; such dividends will be released upon vesting of the underlying restricted shares.

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)

On July 30, 2014, the Board of Directors declared a quarterly cash dividend of $0.03 per share, payable on September 24, 2014 to shareholders of record as of the close of business on August 21, 2014.

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

In February 2011, shareholders approved the Griffon Corporation 2011 Equity Incentive Plan under which awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, deferred shares and other stock-based awards may be granted. On January 30, 2014, shareholders approved an amendment and restatement of the Incentive Plan (as amended, the “Incentive Plan”), which, among other things, added 1,200,000 shares to the Incentive Plan. Options granted under the Incentive Plan may be either “incentive stock options” or nonqualified stock options, generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The maximum number of shares of common stock available for award under the Incentive Plan is 4,200,000 (600,000 of which may be issued as incentive stock options), plus any shares underlying awards outstanding on the effective date of the Incentive Plan under the 2006 Incentive Plan that are subsequently cancelled or forfeited. As of June 30, 2014, 989,895 shares were available for grant.

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

In connection with the Northcote acquisition, Griffon entered into certain retention arrangements with Northcote management. Under these arrangements, on January 10, 2014, Griffon issued 44,476 shares of common stock to Northcote management for an aggregate purchase price of $584 or $13.13 per share, and for each share of common stock purchased, Northcote management received one restricted stock unit (included in the detail in the prior paragraph), that vests in three equal installments over 3 years, subject to the attainment of specified performance criteria.

For the quarters ended June 30, 2014 and 2013, stock based compensation expense totaled $3,137 and $3,029, respectively. For the nine months ended June 30, 2014 and 2013, stock based compensation expenses totaled $8,133 and $9,327, respectively.

In each of August 2011 and May 2014, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock for each program. Under both repurchase programs, the Company may purchase shares, depending upon market conditions, in open market or privately negotiated transactions, including pursuant to a 10b5-1 plan. During the quarter ended June 30, 2014, Griffon purchased 750,000 shares of common stock under these programs, for a total of $8,784 or $11.71 per share. In the nine months ended June 30, 2014, Griffon purchased 1,348,481 shares of common stock under these programs, for a total of $16,285 or $12.08 per share. Since the resumption of share repurchases in 2011 through the end of the third quarter of 2014, Griffon has repurchased 6,436,712 shares of common stock, for a total of $65,315 or $10.15 per share, under Board authorized repurchase programs (which repurchases included exhausting the remaining availability under a Board authorized repurchase program that was in existence prior to 2011). As of June 30, 2014, the August 2011 program was completed and $45,742 remains under the May 2014 authorization.

During the quarter and nine months ended June 30, 2014, 33,046 shares, with a market value of $364 or $11.02 per share, and 444,110 shares, with a market value of $5,631 or $12.68 per share, respectively, were withheld to settle employee taxes due to the vesting of restricted stock and were added to treasury.

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

In December 2013, Griffon’s Board of Directors authorized the ESOP to purchase up to $10,000 of Griffon’s outstanding common stock, depending upon market conditions, in open market or privately negotiated transactions, including pursuant to a 10b5-1 plan. During the first quarter of 2014, the ESOP purchased 120,000 shares of common stock, for a total of $1,591 or $13.26 per share. During the second quarter of 2014, the ESOP purchased 629,977 shares of common stock, for a total of $8,409 or $13.35 per share. In total, during the nine months ended June 30, 2014, the ESOP purchased 749,977 shares of common stock, for a total of $10,000 or $13.33 per share, exhausting the $10,000 authorization. In July 2014, Griffon's ESOP entered into an amendment of the existing Agreement, which provides an additional $10,000 Line Note available to purchase shares in the open market.

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

The following table is a reconciliation of the share amounts (in thousands) used in computing earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Weighted average shares outstanding - basic	48,370	54,265	50,038	54,588
Incremental shares from stock based compensation	1,466	1,939	—	2,147

Weighted average shares outstanding - diluted	49,836	56,204	50,038	56,735

Anti-dilutive options excluded from diluted EPS computation	643	715	643	715
Anti-dilutive restricted stock excluded from diluted EPS computation	—	—	1,609	—

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

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)

Information on Griffon’s business segments is as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
REVENUE	2014	2013	2014	2013
Home & Building Products:
Ames	$132,179	$128,332	$389,492	$341,878
CBP	121,814	112,285	334,494	314,651
Home & Building Products	253,993	240,617	723,986	656,529
Telephonics	102,446	129,997	302,656	347,678
Plastics	148,600	139,212	439,542	418,111
Total consolidated net sales	$505,039	$509,826	$1,466,184	$1,422,318

The following table reconciles segment operating profit to Loss before taxes:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
INCOME (LOSS) BEFORE TAXES	2014	2013	2014	2013
Segment operating profit:
Home & Building Products	$9,747	$11,549	$27,958	$22,655
Telephonics	13,134	10,592	34,463	38,990
Plastics	8,075	5,401	23,252	8,959
Total segment operating profit	30,956	27,542	85,673	70,604
Net interest expense	(11,541)	(13,137)	(37,003)	(39,125)
Unallocated amounts	(6,521)	(6,573)	(22,895)	(22,140)
Loss from debt extinguishment, net	—	—	(38,890)	—
Loss on pension settlement	—	—	—	(2,142)
Income (loss) before taxes	$12,894	$7,832	$(13,115)	$7,197

Griffon evaluates performance and allocates resources based on each segment's operating results before interest income and expense, income taxes, depreciation and amortization, unallocated amounts (mainly corporate overhead), restructuring charges, acquisition-related expenses, and gains (losses) from pension settlement and debt extinguishment, as applicable (“Segment adjusted EBITDA”). Griffon believes this information is useful to investors for the same reason.

The following table provides a reconciliation of Segment adjusted EBITDA to Income (loss) before taxes:

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2014	2013	2014	2013
Segment adjusted EBITDA:
Home & Building Products	$19,596	$21,478	$55,787	$56,272
Telephonics	15,087	13,146	40,018	45,015
Plastics	14,922	12,161	43,881	33,832
Total Segment adjusted EBITDA	49,605	46,785	139,686	135,119
Net interest expense	(11,541)	(13,137)	(37,003)	(39,125)
Segment depreciation and amortization	(16,691)	(17,639)	(49,723)	(52,467)
Unallocated amounts	(6,521)	(6,573)	(22,895)	(22,140)
Loss from debt extinguishment, net	—	—	(38,890)	—
Restructuring charges	(358)	(1,604)	(1,892)	(12,048)
Acquisition costs	(1,600)	—	(2,398)	—
Loss on pension settlement	—	—	—	(2,142)
Income (loss) before taxes	$12,894	$7,832	$(13,115)	$7,197

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)

Unallocated amounts typically include general corporate expenses not attributable to a reportable segment.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
DEPRECIATION and AMORTIZATION	2014	2013	2014	2013
Segment:
Home & Building Products	$7,891	$9,075	$23,539	$27,092
Telephonics	1,953	1,804	5,555	5,275
Plastics	6,847	6,760	20,629	20,100
Total segment depreciation and amortization	16,691	17,639	49,723	52,467
Corporate	104	110	304	320
Total consolidated depreciation and amortization	$16,795	$17,749	$50,027	$52,787

CAPITAL EXPENDITURES
Segment:
Home & Building Products	$8,194	$6,534	$23,384	$22,352
Telephonics	6,082	2,401	14,969	5,853
Plastics	5,063	5,947	15,213	17,648
Total segment	19,339	14,882	53,566	45,853
Corporate	675	9	1,293	33
Total consolidated capital expenditures	$20,014	$14,891	$54,859	$45,886

ASSETS	At June 30, 2014	At September 30, 2013
Segment assets:
Home & Building Products	$1,020,849	$908,386
Telephonics	299,058	296,919
Plastics	421,892	422,730
Total segment assets	1,741,799	1,628,035
Corporate	85,210	156,455
Total continuing assets	1,827,009	1,784,490
Assets of discontinued operations	4,241	4,289
Consolidated total	$1,831,250	$1,788,779

NOTE 12 – DEFINED BENEFIT PENSION EXPENSE

Defined benefit pension expense was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Service cost	$—	$51	$90	$149
Interest cost	2,416	2,427	7,415	7,274
Expected return on plan assets	(2,820)	(3,139)	(8,590)	(9,413)
Amortization:
Prior service cost	4	5	11	15
Recognized actuarial loss	485	840	1,463	2,520
Loss on pension settlement	—	—	—	2,142
Net periodic expense	$85	$184	$389	$2,687

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

First quarter of 2013 SG&A expenses included a $2,142 pension settlement loss resulting from the lump-sum buyout of certain participant’s balances in the Company’s defined benefit plan. The buyouts, funded by the pension plan, reduced the Company’s net pension liability by $3,472 and increased Accumulated Other Comprehensive Income by $3,649.

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued guidance requiring enhanced disclosures for items reclassified out of accumulated other comprehensive income (loss). The guidance does not amend any existing requirements for reporting net income (loss) or other comprehensive income (loss) in the financial statements. This guidance is effective prospectively for annual reporting periods beginning after December 15, 2012, with early adoption permitted. As this new guidance is related to presentation only, the implementation of this guidance in the first quarter of fiscal year 2014 did not have a material effect on the Company’s financial condition or results of operations.

In April 2014, the FASB issued guidance changing the requirements for reporting discontinued operations where a disposal of a component of an entity or group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when either classified as held for sale, or disposed of by sale or otherwise disposed. The amendment also requires enhanced disclosures about the discontinued operation and disclosure information for other significant dispositions. This guidance is effective prospectively for annual reporting periods beginning after December 15, 2014, with early adoption permitted for disposals that have not been previously reported. The implementation of this guidance is not expected to have a material effect on the Company’s financial condition or results of operations.

In May 2014, the FASB issued guidance on revenue from contracts with customers. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved, in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. This guidance permits the use of either the retrospective or cumulative effect transition method and is effective for annual reporting periods beginning after December 15, 2016; early adoption is not permitted. We have not yet selected a transition method and are currently evaluating the impact of the guidance on the Company's financial condition, results of operations and related disclosures.

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
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)

NOTE 14 – DISCONTINUED OPERATIONS

The following amounts related to the Installation Services segment, discontinued in 2008, and other businesses discontinued several years ago, which have been segregated from Griffon’s continuing operations, and are reported as assets and liabilities of discontinued operations in the condensed consolidated balance sheets:

	At June 30, 2014	At September 30, 2013
Assets of discontinued operations:
Prepaid and other current assets	$1,209	$1,214
Other long-term assets	3,032	3,075
Total assets of discontinued operations	$4,241	$4,289

Liabilities of discontinued operations:
Accrued liabilities, current	$2,959	$3,288
Other long-term liabilities	4,008	4,744
Total liabilities of discontinued operations	$6,967	$8,032

There was no Installation Services revenue or income for the quarter or nine months ended June 30, 2014 or 2013.

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

Ames anticipates incurring pre-tax restructuring and related exit costs approximating $8,000, comprised of cash charges of $4,000 and non-cash, asset-related charges of $4,000; the cash charges will include $2,500 for one-time termination benefits and other personnel-related costs and $1,500 for facility exit costs. Ames expects $20,000 in capital expenditures in connection with this initiative and, to date, has incurred $7,941 and $15,712 in restructuring costs and capital expenditures, respectively.

HBP recognized $358 and $1,892, respectively, for the three and nine months ended June 30, 2014, and $854 and $6,525, respectively, for the three and nine months ended June 30, 2013 in restructuring and other related exit costs; such charges primarily related to one-time termination benefits, facility and other personnel costs, and asset impairment charges related to the Ames plant consolidation initiatives. The 2013 period also included charges related to a CBP plant consolidation.

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

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)

	Workforce Reduction	Facilities & Exit Costs	Other Related Costs	Non-cash Facility and Other	Total
Amounts incurred in:
Quarter ended December 31, 2012	$994	$39	$75	$—	$1,108
Quarter ended March 31, 2013	3,635	683	1,517	3,501	9,336
Quarter ended June 30, 2013	$641	$926	$37	$—	$1,604
Nine Months Ended June 30, 2013	$5,270	$1,648	$1,629	$3,501	$12,048

Quarter ended December 31, 2013	$638	$95	$109	$—	$842
Quarter ended March 31, 2014	495	137	60	—	692
Quarter ended June 30, 2014	$289	$47	$22	$—	$358
Nine Months Ended June 30, 2014	$1,422	$279	$191	$—	$1,892

The activity in the restructuring accrual recorded in accrued liabilities consisted of the following:

	Workforce Reduction	Facilities & Exit Costs	Other Related	Total
Accrued liability at September 30, 2013	$3,057	$393	$407	$3,857
Charges	1,422	279	191	1,892
Payments	(3,151)	(599)	(466)	(4,216)
Accrued liability at June 30, 2014	$1,328	$73	$132	$1,533

NOTE 16 – OTHER EXPENSE

For the quarters ended June 30, 2014 and 2013, Other income (expense) included $365 and $168, respectively, of net currency exchange (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $1,437 and $12, respectively, of net investment income.

For the nine months ended June 30, 2014 and 2013, Other income (expense) included $1,044 and ($299), respectively, of net currency exchange (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $1,563 and $365, respectively, of net investment income.

NOTE 17 – WARRANTY LIABILITY

Telephonics offers warranties against product defects for periods generally ranging from one to two years, depending on the specific product and terms of the customer purchase agreement. Typical warranties require Telephonics to repair or replace the defective products during the warranty period at no cost to the customer. At the time revenue is recognized, Griffon records a liability for warranty costs, estimated based on historical experience, and periodically assesses its warranty obligations and adjusts the liability as necessary. Ames offers an express limited warranty for a period of ninety days on all products from the date of original purchase unless otherwise stated on the product or packaging.

Changes in Griffon’s warranty liability, included in Accrued liabilities, were as follows:

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Balance, beginning of period	$7,111	$7,424	$6,649	$8,856
Warranties issued and changes in estimated pre-existing warranties	576	1,309	2,677	1,965
Actual warranty costs incurred	(1,199)	(1,342)	(2,838)	(3,430)
Balance, end of period	$6,488	$7,391	$6,488	$7,391

NOTE 18 – OTHER COMPREHENSIVE INCOME (LOSS)

The amounts recognized in other comprehensive income (loss) were as follows:

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$2,809	$—	$2,809	$(7,884)	$—	$(7,884)
Pension and other defined benefit plans	491	(174)	317	823	(333)	490
Gain on cash flow hedge	—	—	—	(158)	—	(158)
Total other comprehensive income (loss)	$3,300	$(174)	$3,126	$(7,219)	$(333)	$(7,552)

	Nine Months Ended June 30, 2014			Nine Months Ended June 30, 2013
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$896	$—	$896	$(10,805)	$—	$(10,805)
Pension and other defined benefit plans	2,682	(950)	1,732	8,127	(3,288)	4,839
Gain on cash flow hedge	—	—	—	13	—	13
Total other comprehensive income (loss)	$3,578	$(950)	$2,628	$(2,665)	$(3,288)	$(5,953)

Amounts reclassified from accumulated other comprehensive income (loss) to income (loss) were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Pension amortization	$489	$845	$1,474	$2,535
Pension settlement	—	—	—	2,142
Total before tax	489	845	1,474	4,677
Tax	(167)	(296)	(516)	(1,341)
Net of tax	$322	$549	$958	$3,336

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

Department of Environmental Conservation of New York State, regarding Frankfort, NY site. During fiscal 2009, an underground fuel tank with surrounding soil contamination was discovered at the Frankfort, N.Y. site, which is the result of historical facility operations prior to Ames’ ownership. While Ames was actively working with the DEC and the New York State Department of Health to define remediation requirements relative to the underground fuel tank, the DEC took the position that Ames was responsible to remediate other types of contamination on the site. After negotiations with the DEC, on August 15, 2011, Ames executed an Order on Consent with the DEC.  The Order is without admission or finding of liability or acknowledgement that there has been

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)

a release of hazardous substances at the site.  Importantly, the Order does not waive any rights that Ames has under a 1991 Consent Judgment entered into between the DEC and a predecessor of Ames relating to the site.  The Order requires that Ames identify Areas of Concern at the site, and formulate a strategy to investigate and remedy both on and off site conditions in compliance with applicable environmental law. At the conclusion of the remedy phase of the remediation to the satisfaction of the DEC, the DEC will issue a Certificate of Completion. On August 1, 2012, a fire occurred during the course of demolition of certain structures at the Frankfort, NY site, requiring cleanup and additional remediation under the oversight of the DEC. Demolition of the structures on the property has been substantially completed.  The DEC has inspected the progress of the work and is satisfied with the results thus far.  On February 12, 2013, the DEC issued comments to the Remedial Investigation Work Plan previously submitted by Ames in October 2011, and in response, Ames issued a Revised Remedial Investigation Work Plan.  Completion of the remedial investigation is dependent on timing of the DEC approval; no additional comments have been provided by the DEC to date. On October 21, 2013 Ames filed its revised Remedial Investigation Report (“RIR”) with the DEC. On February 3, 2014, the DEC accepted Ames’ RIR as a draft and requested certain revisions.  Ames is currently reviewing the requested revisions and will either revise the RIR as requested or negotiate alternate action acceptable to the DEC. On March 31, 2014, the DEC approved Ames Preliminary Schedule for “Additional Remedial Investigation/Feasibility Study Activities” (RI/FS) that identifies remedial investigations and remedial actions through to a Record of Decision. In accordance with the approved RI/FS schedule, Ames filed its work plan for Supplemental Remedial Investigation Activities with the DEC on April 3, 2014. On May 12, 2014 Ames filed a final Soil Vapor Intrusion Work Plan with DEC, which has been approved by DEC. On June 2, 2014 Ames submitted a Draft IRM Construction Completion Report to DEC. To date, DEC has not responded with approvals or comments to the Draft IRM Construction Report.

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

NOTE 21 — CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the domestic assets of Clopay Building Products Company, Inc., Clopay Plastic Products Company, Inc., Telephonics Corporation, The Ames Companies, Inc., ATT Southern, Inc. and Clopay Ames True Temper Holding Corp, each of which are 100%, indirectly, owned by Griffon. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act of 1933, presented below are condensed consolidating financial information as of June 30, 2014 and September 30, 2013 and for the quarter and nine months ended June 30, 2014 and 2013. The financial information may not necessarily be indicative of results of operations or financial position had the guarantor companies or non-guarantor companies operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly-owned subsidiaries accounted for under the equity method.

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

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)

CONDENSED CONSOLIDATING BALANCE SHEETS
At June 30, 2014

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CURRENT ASSETS
Cash and equivalents	$9,208	$19,500	$58,729	$—	$87,437
Accounts receivable, net of allowances	—	222,754	78,918	(32,003)	269,669
Contract costs and recognized income not yet billed, net of progress payments	—	104,518	359	—	104,877
Inventories, net	—	200,772	77,550	140	278,462
Prepaid and other current assets	21,180	23,835	18,714	10,561	74,290
Assets of discontinued operations	—	—	1,209	—	1,209
Total Current Assets	30,388	571,379	235,479	(21,302)	815,944
PROPERTY, PLANT AND EQUIPMENT, net	1,392	261,632	102,352	—	365,376
GOODWILL	—	288,147	93,168	—	381,315
INTANGIBLE ASSETS, net	—	157,861	77,231	—	235,092
INTERCOMPANY RECEIVABLE	547,665	877,793	122,932	(1,548,390)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	802,548	682,810	1,916,521	(3,401,879)	—
OTHER ASSETS	46,687	51,205	7,812	(75,213)	30,491
ASSETS OF DISCONTINUED OPERATIONS	—	—	3,032	—	3,032
Total Assets	$1,428,680	$2,890,827	$2,558,527	$(5,046,784)	$1,831,250
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$1,762	$1,129	$8,995	$—	$11,886
Accounts payable and accrued liabilities	33,353	187,496	84,571	(20,647)	284,773
Liabilities of discontinued operations	—	—	2,959	—	2,959
Total Current Liabilities	35,115	188,625	96,525	(20,647)	299,618

LONG-TERM DEBT, net of debt discounts	742,289	8,096	46,795	—	797,180
INTERCOMPANY PAYABLES	21,450	746,378	733,551	(1,501,379)	—
OTHER LIABILITIES	61,485	149,029	25,921	(74,332)	162,103
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	4,008	—	4,008
Total Liabilities	860,339	1,092,128	906,800	(1,596,358)	1,262,909
SHAREHOLDERS’ EQUITY	568,341	1,798,699	1,651,727	(3,450,426)	568,341
Total Liabilities and Shareholders’ Equity	$1,428,680	$2,890,827	$2,558,527	$(5,046,784)	$1,831,250

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

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended June 30, 2014

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$392,361	$126,343	$(13,665)	$505,039
Cost of goods and services	—	295,148	103,938	(12,354)	386,732
Gross profit	—	97,213	22,405	(1,311)	118,307
Selling, general and administrative expenses	7,034	71,110	19,617	(1,626)	96,135
Restructuring and other related charges	—	349	9	—	358
Total operating expenses	7,034	71,459	19,626	(1,626)	96,493

Income (loss) from operations	(7,034)	25,754	2,779	315	21,814

Other income (expense)
Interest income (expense), net	(1,750)	(7,367)	(2,424)	—	(11,541)
Loss from debt extinguishment, net	—	—	—	—	—
Other, net	1,436	2,497	(997)	(315)	2,621
Total other income (expense)	(314)	(4,870)	(3,421)	(315)	(8,920)
Income (loss) before taxes	(7,348)	20,884	(642)	—	12,894
Provision (benefit) for income taxes	(9,322)	7,322	430	—	(1,570)
Income (loss) before equity in net income of subsidiaries	1,974	13,562	(1,072)	—	14,464
Equity in net income (loss) of subsidiaries	12,490	(1,161)	13,562	(24,891)	—
Net income (loss)	$14,464	$12,401	$12,490	$(24,891)	$14,464

Net Income (loss)	$14,464	$12,401	$12,490	$(24,891)	$14,464
Other comprehensive income (loss), net of taxes	171	(592)	3,547	—	3,126
Comprehensive income (loss)	$14,635	$11,809	$16,037	$(24,891)	$17,590

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended June 30, 2013

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$408,371	$114,004	$(12,549)	$509,826
Cost of goods and services	—	317,156	95,461	(11,102)	401,515
Gross profit	—	91,215	18,543	(1,447)	108,311
Selling, general and administrative expenses	4,141	69,015	14,793	(1,604)	86,345
Restructuring and other related charges	—	1,565	39	—	1,604
Total operating expenses	4,141	70,580	14,832	(1,604)	87,949
Income (loss) from operations	(4,141)	20,635	3,711	157	20,362
Other income (expense)
Interest income (expense), net	(3,559)	(6,982)	(2,596)	—	(13,137)
Other, net	12	2,462	(1,710)	(157)	607
Total other income (expense)	(3,547)	(4,520)	(4,306)	(157)	(12,530)
Income (loss) before taxes	(7,688)	16,115	(595)	—	7,832
Provision (benefit) for income taxes	(2,913)	6,745	397	—	4,229
Income (loss) before equity in net income of subsidiaries	(4,775)	9,370	(992)	—	3,603
Equity in net income (loss) of subsidiaries	8,378	(969)	9,370	(16,779)	—
Net income (loss)	$3,603	$8,401	$8,378	$(16,779)	$3,603
Net Income (loss)	$3,603	$8,401	$8,378	$(16,779)	$3,603
Other comprehensive income (loss), net of taxes	211	836	(8,599)	—	(7,552)
Comprehensive income (loss)	$3,814	$9,237	$(221)	$(16,779)	$(3,949)

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended June 30, 2014

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$1,133,510	$375,877	$(43,203)	$1,466,184
Cost of goods and services	—	860,322	310,887	(38,822)	1,132,387
Gross profit	—	273,188	64,990	(4,381)	333,797
Selling, general and administrative expenses	20,525	207,725	50,025	(4,838)	273,437
Restructuring and other related charges	—	1,841	51	—	1,892
Total operating expenses	20,525	209,566	50,076	(4,838)	275,329
Income (loss) from operations	(20,525)	63,622	14,914	457	58,468
Other income (expense)
Interest income (expense), net	(8,240)	(21,946)	(6,817)	—	(37,003)
Loss from debt extinguishment, net	(38,890)	—	—	—	(38,890)
Other, net	1,563	5,569	(2,365)	(457)	4,310
Total other income (expense)	(45,567)	(16,377)	(9,182)	(457)	(71,583)
Income (loss) before taxes	(66,092)	47,245	5,732	—	(13,115)
Provision (benefit) for income taxes	(24,901)	19,014	897	—	(4,990)
Income (loss) before equity in net income of subsidiaries	(41,191)	28,231	4,835	—	(8,125)
Equity in net income (loss) of subsidiaries	33,066	4,587	28,231	(65,884)	—
Net income (loss)	$(8,125)	$32,818	$33,066	$(65,884)	$(8,125)
Net Income (loss)	$(8,125)	$32,818	$33,066	$(65,884)	$(8,125)
Other comprehensive income (loss), net of taxes	511	1,277	840	—	2,628
Comprehensive income (loss)	$(7,614)	$34,095	$33,906	$(65,884)	$(5,497)

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended June 30, 2013

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$1,109,275	$352,514	$(39,471)	$1,422,318
Cost of goods and services	—	848,342	297,826	(35,328)	1,110,840
Gross profit	—	260,933	54,688	(4,143)	311,478
Selling, general and administrative expenses	15,419	198,601	45,327	(4,724)	254,623
Restructuring and other related charges	—	8,045	4,003	—	12,048
Total operating expenses	15,419	206,646	49,330	(4,724)	266,671
Income (loss) from operations	(15,419)	54,287	5,358	581	44,807
Other income (expense)
Interest income (expense), net	(10,781)	(20,685)	(7,659)	—	(39,125)
Other, net	367	6,227	(4,498)	(581)	1,515
Total other income (expense)	(10,414)	(14,458)	(12,157)	(581)	(37,610)
Income (loss) before taxes	(25,833)	39,829	(6,799)	—	7,197
Provision (benefit) for income taxes	(12,672)	15,693	834	—	3,855
Income (loss) before equity in net income of subsidiaries	(13,161)	24,136	(7,633)	—	3,342
Equity in net income (loss) of subsidiaries	16,503	(7,565)	24,136	(33,074)	—
Net income (loss)	$3,342	$16,571	$16,503	$(33,074)	$3,342
Net Income (loss)	$3,342	$16,571	$16,503	$(33,074)	$3,342
Foreign currency translation adjustments	—	330	(11,135)	—	(10,805)
Other comprehensive income (loss), net of taxes	633	3,963	256	—	4,852
Comprehensive income (loss)	$3,975	$20,864	$5,624	$(33,074)	$(2,611)

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2014

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,125)	$32,818	$33,066	$(65,884)	$(8,125)
Net cash provided by (used in) operating activities	(10,966)	(8,300)	69,122	—	49,856
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(672)	(45,749)	(8,438)	—	(54,859)
Acquired businesses, net of cash acquired	—	(1,000)	(61,306)	—	(62,306)
Intercompany distributions	10,000	(10,000)	—	—	—
Investment purchases	(8,402)	—	—	—	(8,402)
Proceeds from sale of assets	—	298	193	—	491
Net cash provided by (used in) investing activities	926	(56,451)	(69,551)	—	(125,076)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	584	—	—	—	584
Purchase of shares for treasury	(72,518)	—	—	—	(72,518)
Proceeds from long-term debt	649,568	(253)	33,598	—	682,913
Payments of long-term debt	(597,613)	(708)	(3,813)	—	(602,134)
Change in short-term borrowings	—	—	3,138	—	3,138
Financing costs	(10,393)	—	(535)	—	(10,928)
Purchase of ESOP shares	(10,000)	—	—	—	(10,000)
Tax effect from exercise/vesting of equity awards, net	273	—	—	—	273
Dividend	(9,841)	5,000	—	—	(4,841)
Other, net	194	54,869	(54,869)	—	194
Net cash provided by (used in) financing activities	(49,746)	58,908	(22,481)	—	(13,319)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	—	—	(1,018)	—	(1,018)
Effect of exchange rate changes on cash and equivalents	—	—	(1,136)	—	(1,136)
NET DECREASE IN CASH AND EQUIVALENTS	(59,786)	(5,843)	(25,064)	—	(90,693)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	68,994	25,343	83,793	—	178,130
CASH AND EQUIVALENTS AT END OF PERIOD	$9,208	$19,500	$58,729	$—	$87,437

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2013

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,342	$16,571	$16,503	$(33,074)	$3,342
Net cash provided by (used in) operating activities	(67,628)	23,214	46,968	—	2,554
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(33)	(40,324)	(5,529)	—	(45,886)
Intercompany distributions	10,000	(10,000)	—	—	—
Proceeds from sale of assets	—	1,172	154	—	1,326
Net cash provided by (used in) investing activities	9,967	(49,152)	(5,375)	—	(44,560)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(25,689)	—	—	—	(25,689)
Proceeds from long-term debt	—	303	—	—	303
Payments of long-term debt	(1,751)	(772)	(10,319)	—	(12,842)
Change in short-term borrowings	—	—	2,408	—	2,408
Financing costs	(759)	—	—	—	(759)
Tax effect from exercise/vesting of equity awards, net	150	—	—	—	150
Dividend	(4,384)	—	—	—	(4,384)
Other, net	261	14,661	(14,661)	—	261
Net cash provided by (used in) financing activities	(32,172)	14,192	(22,572)	—	(40,552)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	—	—	(486)	—	(486)
Effect of exchange rate changes on cash and equivalents	—	—	(506)	—	(506)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(89,833)	(11,746)	18,029	—	(83,550)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	125,093	34,782	49,779	—	209,654
CASH AND EQUIVALENTS AT END OF PERIOD	$35,260	$23,036	$67,808	$—	$126,104

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

On May 21, 2014, Ames acquired the Australian Garden and Tools division of Illinois Tool Works, Inc. (“Cyclone”) for approximately $40,000, including a $4,000 working capital adjustment. Cyclone offers a full range of quality garden and hand tool products sold under various leading brand names including Cyclone®, Nylex® and Trojan®, designed to meet the requirements of both the Do-it-Yourself and professional trade segments. Cyclone is expected to generate approximately $65,000 of annualized revenue. Current quarter Selling, general and administrative ("SG&A") expenses included $1,600 of acquisition costs.

On May 1, 2014, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under this repurchase program, the Company may purchase shares, depending upon market conditions, in open market or privately negotiated transactions, including pursuant to a 10b5-1 plan.

On February 27, 2014, in an unregistered offering through a private placement under Rule 144A, Griffon issued, at par, $600,000 of 5.25% Senior Notes due 2022 (“Senior Notes”); interest is payable semi-annually on March 1 and September 1, starting September 1, 2014. Proceeds from the Senior Notes were used to redeem $550,000 of 7.125% senior notes due 2018, to pay a tender offer premium of $31,530 and to make interest payments of $16,716, with the balance used to pay a portion of the transaction fees and expenses.  The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On June 18, 2014, Griffon exchanged all of the Senior Notes for substantially identical Senior Notes registered under the Securities Act of 1933 via an exchange offer.

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

On February 14, 2014, Griffon amended its $225,000 Revolving Credit Facility (“Credit Agreement”) to extend its maturity date from March 28, 2018 to March 28, 2019, and to revise certain financial maintenance and negative covenants to improve Griffon's financial and operating flexibility.

On December 31, 2013, Ames acquired Northcote Pottery (“Northcote”), founded in 1897 and a leading brand in the Australian outdoor planter and decor market, for approximately $22,000. Northcote complements Southern Patio, acquired in 2011, and adds to Ames’ existing lawn and garden operations in Australia. Northcote is expected to generate approximately $28,000 of annualized revenue. First quarter 2014 SG&A expenses included $798 of acquisition costs.

On December 10, 2013, Griffon repurchased 4,444,444 shares of its common stock for $50,000 from GS Direct, L.L.C. (“GS Direct”), an affiliate of The Goldman Sachs Group, Inc. The repurchase was effected in a private transaction at a per share price of $11.25, an approximate 9.2% discount to the stock’s closing price on November 12, 2013, the day before announcement of the transaction. The transaction was exclusive of the Company´s August 2011, $50,000 authorized share repurchase program. After closing the transaction, GS Direct continued to hold approximately 5.56 million shares (approximately 10%) of Griffon’s common stock. GS Direct also agreed that, subject to certain exceptions, if it intends to sell its remaining shares of Griffon common stock at any time prior to December 31, 2014, it will first negotiate in good faith to sell such shares to the Company.

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

Ames anticipates incurring pre-tax restructuring and related exit costs approximating $8,000, comprised of cash charges of $4,000 and non-cash, asset-related charges of $4,000; the cash charges will include $2,500 for one-time termination benefits and other personnel-related costs and $1,500 for facility exit costs. Ames expects $20,000 in capital expenditures in connection with this initiative and, to date, has incurred $7,941 and $15,712 in restructuring costs and capital expenditures, respectively.

First quarter 2013, SG&A expenses included a $2,142 pension settlement loss resulting from the lump-sum buyout of certain participant’s balances in the Company’s defined benefit plan. The buyouts, funded by the pension plan, reduced the Company’s net pension liability by $3,472.

OVERVIEW

Revenue for the quarter ended June 30, 2014 was $505,039 compared to $509,826 in the prior year quarter. Net income was $14,464 or $0.29 per share, compared to $3,603 or $0.06 per share, in the prior year quarter.

The current quarter included:

•	Restructuring charges of $358 ($222, net of tax or $0.00 per share);

•	Acquisition costs of $1,600 ($992, net of tax or $0.02 per share);

•	Discrete tax benefits, net, of $1,860 or $0.04 per share; and

•	Change in impact of debt extinguishment on full year effective tax rate of $(4,357) or $(0.09) per share.
The prior year quarter included:

•	Restructuring charges of $1,604 ($994, net of tax or $0.02 per share); and

•	Discrete tax benefits, net, of $1,495 or $0.03 per share.

Excluding these items from the respective quarterly results, net income would have been $9,461 or $0.19 per share in the current quarter compared to $3,102 or $0.06 per share in the prior year quarter.

Revenue for the nine months ended June 30, 2014 was $1,466,184 compared to $1,422,318 in the prior year period. Net loss was $8,125 or $0.16 per share, compared to net income of $3,342 or $0.06 per share, in the prior year period.

Results for the nine months ended June 30, 2014 included:

•	Restructuring charges of $1,892 ($1,173, net of tax or $0.02 per share);

•	Loss from debt extinguishment of $38,890 ($24,964, net of tax or $0.50 per share);

•	Acquisition costs of $2,398 ($1,487, net of tax or $0.03 per share);

•	Discrete tax benefits, net, of $1,540 or $0.03per share; and

•	Impact of debt extinguishment on full year effective tax rate of $1,491 or 0.03 per share.

Results for the nine months ended June 30, 2013 included:

•	Restructuring charges of $12,048 ($7,502, net of tax or $0.13 per share);

•	Loss on pension settlement of $2,142 ($1,392, net of tax or $0.02 per share); and

•	Discrete tax benefits, net, of $1,859 or $0.03 per share.

Excluding these items from the respective periods, net income would have been $19,450 or $0.39 per share in the nine months ended June 30, 2014 compared to $10,377 or $0.18 per share in the nine months ended June 30, 2013.

Griffon evaluates performance based on Earnings (loss) per share and Net income (loss) excluding restructuring charges, acquisition-related expenses, gains (losses) from pension settlement and debt extinguishment and discrete tax items, as applicable. Griffon believes this information is useful to investors. The following table provides a reconciliation of Net income (loss) to adjusted net income and Earnings (loss) per share to Adjusted earnings per share:

GRIFFON CORPORATION AND SUBSIDIARIES
RECONCILIATION OF NET LOSS
TO ADJUSTED NET INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$14,464	$3,603	$(8,125)	$3,342
Adjusting items, net of tax:
Loss from debt extinguishment, net	—	—	24,964	—
Restructuring charges	222	994	1,173	7,502
Acquisition costs	992	—	1,487	—
Loss on pension settlement	—	—	—	1,392
Extinguishment impact on period tax rate (a)	(4,357)	—	1,491	—
Discrete tax benefits	(1,860)	(1,495)	(1,540)	(1,859)
Adjusted net income	$9,461	$3,102	$19,450	$10,377
Diluted income (loss) per common share	$0.29	$0.06	$(0.16)	$0.06
Adjusting items, net of tax:
Loss from debt extinguishment, net	—	—	0.50	—
Restructuring charges	—	0.02	0.02	0.13
Acquisition costs	0.02	—	0.03	—
Loss on pension settlement	—	—	—	0.02
Extinguishment impact on period tax rate (a)	(0.09)	—	0.03	—
Discrete tax benefits	(0.04)	(0.03)	(0.03)	(0.03)
Adjusted earnings per common share	$0.19	$0.06	$0.39	$0.18
Weighted-average shares outstanding (in thousands)	49,836	56,204	50,038	56,735

a) Prior to refinancing the debt and resultant loss on debt extinguishment, the Company anticipated its full year 2014 effective tax rate to approximate 40%.  As a result of the loss from debt extinguishment, the Company anticipates it will now incur a pretax loss for the full year 2014, and recognize a corresponding tax benefit at an effective rate approximating 23.1%.  In the current quarter, the impact of debt extinguishment on the full year effective tax rate was estimated to be a benefit of $4,357 or $0.09 per share, and for the nine months ending June 30, 2014 a provision of $1,491 or $0.03 per share.

Note: Due to rounding, the sum of earnings per common share and adjusting items, net of tax, may not equal adjusted earnings per common share.

RESULTS OF OPERATIONS

Three and nine months ended June 30, 2014 and 2013

Griffon evaluates performance and allocates resources based on each segment's operating results before interest income and expense, income taxes, depreciation and amortization, unallocated amounts (mainly corporate overhead), restructuring charges, acquisition-related expenses and gains (losses) from pension settlement and debt extinguishment, as applicable (“Segment adjusted EBITDA”). Griffon believes this information is useful to investors for the same reason. The following table provides a reconciliation of Segment operating profit to Income (loss) before taxes:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2014	2013	2014	2013
Segment operating profit:
Home & Building Products	$9,747	$11,549	$27,958	$22,655
Telephonics	13,134	10,592	34,463	38,990
Plastics	8,075	5,401	23,252	8,959
Total segment operating profit	30,956	27,542	85,673	70,604
Net interest expense	(11,541)	(13,137)	(37,003)	(39,125)
Unallocated amounts	(6,521)	(6,573)	(22,895)	(22,140)
Loss from debt extinguishment, net	—	—	(38,890)	—
Loss on pension settlement	—	—	—	(2,142)
Income (loss) before taxes	$12,894	$7,832	$(13,115)	$7,197

The following table provides a reconciliation of Segment adjusted EBITDA to Income (loss) before taxes:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2014	2013	2014	2013
Segment adjusted EBITDA:
Home & Building Products	$19,596	$21,478	$55,787	$56,272
Telephonics	15,087	13,146	40,018	45,015
Plastics	14,922	12,161	43,881	33,832
Total Segment adjusted EBITDA	49,605	46,785	139,686	135,119
Net interest expense	(11,541)	(13,137)	(37,003)	(39,125)
Segment depreciation and amortization	(16,691)	(17,639)	(49,723)	(52,467)
Unallocated amounts	(6,521)	(6,573)	(22,895)	(22,140)
Loss from debt extinguishment, net	—	—	(38,890)	—
Restructuring charges	(358)	(1,604)	(1,892)	(12,048)
Acquisition costs	(1,600)	—	(2,398)	—
Loss on pension settlement	—	—	—	(2,142)
Income (loss) before taxes	$12,894	$7,832	$(13,115)	$7,197

Home & Building Products

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2014		2013		2014		2013
Revenue:
Ames	$132,179		$128,332		$389,492		$341,878
CBP	121,814		112,285		334,494		314,651
Home & Building Products	$253,993		$240,617		$723,986		$656,529
Segment operating profit	$9,747	3.8%	$11,549	4.8%	$27,958	3.9%	$22,655	3.5%
Depreciation and amortization	7,891		9,075		23,539		27,092
Restructuring charges	358		854		1,892		6,525
Acquisition costs	1,600		—		2,398		—
Segment adjusted EBITDA	$19,596	7.7%	$21,478	8.9%	$55,787	7.7%	$56,272	8.6%

For the quarter ended June 30, 2014, revenue increased $13,376 or 6%, compared to the prior year quarter. Ames revenue increased 3% compared to the prior year quarter primarily due to the inclusion of Northcote and Cyclone results, partially offset by decreased North American lawn and hose reel sales due to cold and wet weather conditions. CBP revenue increased 8%, primarily due to increased volume and favorable product mix.

For the quarter ended June 30, 2014, Segment operating profit was $9,747 compared to $11,549 in the prior year quarter. Excluding restructuring charges primarily related to the consolidation initiative at Ames, and acquisition costs related to the Cyclone transaction, current and prior year Segment operating profit was $11,705 and $12,403, respectively. Excluding restructuring and acquisition costs, the decrease resulted primarily from unfavorable sales mix and manufacturing inefficiencies along with increased distribution and freight costs at Ames and, for both Ames and CBP, the unfavorable impact of foreign currency translation of a weaker Canadian dollar, partially offset by the benefit of increased volume and favorable product mix at CBP. Ames continued to experience manufacturing inefficiencies in connection with its plant consolidation initiative, which are expected to continue until the initiative is complete. The contributions from Northcote and Cyclone were not significant in the quarter. Segment depreciation and amortization decreased $1,184 from the prior year period.

For the nine months ended June 30, 2014, revenue increased $67,457 or 10%, compared to the prior year period. Ames revenue increased 14% mainly driven by the inclusion of Northcote and Cyclone results and increased snow tool sales. CBP revenue increased 6% due to increased volume and favorable product mix.

For the nine months ended June 30, 2014, Segment operating profit was $27,958 compared to $22,655 in the prior year period. Excluding restructuring charges, primarily related to the consolidation initiative at Ames, and acquisition costs related to the Northcote and Cyclone transactions, current and prior year Segment operating profit was $32,248 and $29,180, respectively. Excluding restructuring and acquisition costs, the increase was primarily due to increased volume and favorable product mix at CBP, partially offset by the impact of increased Ames distribution and freight costs and manufacturing inefficiencies and, for both Ames and CBP, the unfavorable impact of foreign currency translation of a weaker Canadian dollar. Ames continued to experience manufacturing inefficiencies in connection with its plant consolidation initiative, which are expected to continue until the initiative is complete. The contributions from Northcote and Cyclone were not significant. The prior year period benefitted from $1,000 in Byrd Amendment receipts (anti-dumping compensation from the government); current period Byrd Amendment receipts were not significant. Segment depreciation and amortization decreased $3,553 from the prior year period.

On May 21, 2014, Ames acquired Cyclone for approximately $40,000, including a $4,000 working capital adjustment. Cyclone offers a full range of quality garden and hand tool products sold under various leading brand names including Cyclone®, Nylex® and Trojan®, designed to meet the requirements of both the Do-it-Yourself and professional trade segments. Cyclone is expected to generate approximately $65,000 of annualized revenue. Current quarter SG&A expenses included $1,600 of acquisition costs.

On December 31, 2013, Ames acquired Northcote, a leading brand in the Australian outdoor planter and decor market, for approximately $22,000. Northcote complements Southern Patio, acquired in 2011, and adds to Ames’ existing lawn and garden operations in Australia. Northcote is expected to generate approximately $28,000 of annualized revenue. First quarter 2014 SG&A expenses included $798 of acquisition costs.

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

Ames anticipates incurring pre-tax restructuring and related exit costs approximating $8,000, comprised of cash charges of $4,000 and non-cash, asset-related charges of $4,000; the cash charges will include $2,500 for one-time termination benefits and other personnel-related costs and $1,500 for facility exit costs. Ames expects $20,000 in capital expenditures in connection with this initiative and, to date, has incurred $7,941 and $15,712 in restructuring costs and capital expenditures, respectively.

HBP recognized $358 and $1,892, respectively, for the three and nine months ended June 30, 2014, and $854 and $6,525, respectively, for the three and nine months ended June 30, 2013 in restructuring and other related exit costs; such charges primarily related to one-time termination benefits, facility and other personnel costs, and asset impairment charges related to the Ames plant consolidation initiatives. The 2013 period also included charges related to a CBP plant consolidation.

Telephonics

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2014		2013		2014		2013
Revenue	$102,446		$129,997		$302,656		$347,678
Segment operating profit	$13,134	12.8%	$10,592	8.1%	$34,463	11.4%	$38,990	11.2%
Depreciation and amortization	1,953		1,804		5,555		5,275
Restructuring charges	—		$750		—		750
Segment adjusted EBITDA	$15,087	14.7%	$13,146	10.1%	$40,018	13.2%	$45,015	12.9%

For the quarter ended June 30, 2014, revenue decreased $27,551 or 21% compared to the prior year quarter. The 2013 quarter included $20,033 of electronic warfare program ("ICREW") revenue where Telephonics served as a contract manufacturer; there was no such revenue in the current quarter. Excluding revenue from these programs, current quarter revenue decreased 7% from the 2013 quarter, primarily due to reduced airborne and wireless intercommunication systems sales.

For the quarter ended June 30, 2014, Segment operating profit increased $2,542 or 24%, and operating profit margin increased 470 basis points compared to the prior year quarter. Excluding prior year restructuring charges, Segment operating profit increased $1,792 or 16% and operating margin increased 410 basis points compared to the prior year quarter, primarily attributable to the benefit of favorable program mix, the effect of which more than offset the impact of the ICREW revenue decline, as well as lower expenditures associated with research and development and proposal efforts.

For the nine months ended June 30, 2014, revenue decreased $45,022 or 13%, compared to the prior year period. The prior year period included $33,257 of electronic warfare program revenue in which Telephonics served as a contract manufacturer; there was no such revenue in the current year. Excluding revenue from these programs, revenue decreased 4% primarily due to decreased airborne and wireless intercommunication systems sales, partially offset by increased Identification Friend or Foe sales.

For the nine months ended June 30, 2014, Segment operating profit decreased $4,527 or 12%, while operating margin increased 20 basis points compared to the prior year period. Excluding restructuring charges, Segment operating profit decreased $5,277 or 13%, while operating profit margin remained consistent compared to the prior year period. The decrease in Segment operating profit was mainly the result of reduced gross profit driven by the decline in sales volume; the prior year period reflected revenue from the electronic warfare programs, which, while profitable, typically generate lower operating margins than Telephonics' core products.

During the third quarter of 2013, Telephonics recognized $750 in restructuring costs in connection with the termination of a facility lease. The facility was vacated as a result of the headcount reductions and changes in organizational structure Telephonics had undertaken in the preceding two years.

During the nine months ended June 30, 2014, Telephonics was awarded several new contracts and incremental funding on existing contracts approximating $315,600. Contract backlog was $457,000 at June 30, 2014, with 67% expected to be fulfilled in the next 12 months. Backlog was $444,000 at September 30, 2013 and $486,000 at March 31, 2014. Backlog is defined as unfilled firm orders for products and services for which funding has been both authorized and appropriated by the customer or Congress, in the case of the U.S. government agencies.

Plastics

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2014		2013		2014		2013
Revenue	$148,600		$139,212		$439,542		$418,111
Segment operating profit	$8,075	5.4%	$5,401	3.9%	$23,252	5.3%	$8,959	2.1%
Depreciation and amortization	6,847		6,760		20,629		20,100
Restructuring charges	—		—		—		4,773
Segment adjusted EBITDA	$14,922	10.0%	$12,161	8.7%	$43,881	10.0%	$33,832	8.1%

For the quarter ended June 30, 2014, revenue increased $9,388, or 7%, compared to the prior year quarter. The increase reflected the benefit of increased volume (5%), the pass through of increased resin costs in customer selling prices (3%) and favorable foreign exchange translation (1%), partially offset by the impact of unfavorable product mix (2%). Plastics adjusts selling prices based on underlying resin costs on a delayed basis.

For the quarter ended June 30, 2014, Segment operating profit increased $2,674 or 50% compared to the prior year quarter mainly due to increased volume and continued operating efficiency improvements.. Resin had no material impact on profit for the quarter.

For the nine months ended June 30, 2014, revenue increased $21,431, or 5%, compared to the prior year period. The increase reflected the benefit of favorable mix (3%) and the pass through of higher resin costs in customer selling prices (2%).

For the nine months ended June 30, 2014, Segment operating profit increased $14,293 compared to the prior year period; the prior year period included restructuring charges of $4,773. Excluding such charges, Segment operating profit increased $9,520 or 69% primarily due to continued efficiency improvements, favorable product mix and an approximate $1,100 resin benefit.

In February 2013, Plastics undertook a restructuring project, primarily in Europe, to exit low margin business and to eliminate approximately 80 positions, resulting in restructuring charges of $4,773, primarily related to one-time termination benefits and other personnel costs. The project was completed in 2013.

Unallocated

For the quarter ended June 30, 2014, unallocated amounts totaled $6,521 compared to $6,573 in the prior year; for the nine months ended June 30, 2014, unallocated amounts totaled $22,895 compared to $22,140 in the prior year. The increase in the current nine month period compared to the respective prior year period related primarily to increased compensation and incentive costs.

Segment Depreciation and Amortization

Segment depreciation and amortization decreased $948 and $2,744, respectively, for the quarter and nine months ended June 30, 2014 compared to the prior year periods, primarily due to assets fully amortizing, partially offset by the onset of depreciation for new assets placed in service.

Other Expense

For the quarters ended June 30, 2014 and 2013, Other income (expense) included $365 and $168, respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $1,437 and $12, respectively, of net investment income.

For the nine months ended June 30, 2014 and 2013, Other income (expense) included $1,044 and ($299), respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $1,563 and $365, respectively, of net investment income.

Provision (benefit) for income taxes

The Company reported pretax income for the current quarter and a pretax loss for the nine months ended June 30, 2014, compared to pretax income for the quarter and nine months ended June 30, 2013. The Company recognized tax benefits of 12.2% and 38.0% for the quarter and nine months ended June 30, 2014, respectively, compared to provisions of 54.0% and 53.6%, respectively, in the comparable prior year periods. The current and prior year tax rates reflect the impact of permanent differences not deductible in determining taxable income, mainly limited deductibility of restricted stock, tax reserves and changes in earnings mix between domestic and non-domestic operations, which are material relative to the level of pretax results and the impact of discrete items reported.

The quarter and nine months ended June 30, 2014 include $1,860 and $1,540, respectively, of benefits for discrete items resulting primarily from the conclusion of tax audits, filing of tax returns in various jurisdictions, release of previously established reserves for uncertain tax positions and the impact of tax law changes enacted in the second quarter of 2014. The comparable prior year periods included $1,495 and $1,859, respectively, of benefits from discrete items primarily resulting from release of previously established reserves for uncertain tax positions on conclusion of tax audits, benefits arising on the filing of tax returns in various jurisdictions and the retroactive extension of the federal R&D credit signed into law January 2, 2013.

Excluding discrete items, the effective tax rates for the quarter and nine months ended June 30, 2014 were a provision of 27.0% and benefit of 26.3%, respectively, compared to provisions of 73.1% and 79.4% in the comparable prior year periods, respectively.

Prior to the debt refinancing and resultant loss on debt extinguishment, the Company anticipated its full year 2014 effective tax rate to approximate 40%. As a result of the loss from debt extinguishment, the Company anticipates it will now incur a pretax loss for the full year 2014, and recognize a corresponding tax benefit at an effective rate approximating 23%. In the current quarter, the impact of debt extinguishment on the full year effective tax rate was estimated to be a benefit of $4,357 or $0.09 per share, and for the nine months ended June 30, 2014, a provision of $1,491 or $0.03 per share, as detailed in the Company’s Reconciliation of Net (loss) Income to Adjusted Net Income.

Stock based compensation

For the quarters ended June 30, 2014 and 2013, stock based compensation expense totaled $3,137 and $3,029, respectively. For the nine months ended June 30, 2014 and 2013, stock based compensation expense totaled $8,133 and $9,327, respectively.

Comprehensive income (loss)

For the quarter ended June 30, 2014, total other comprehensive income, net of taxes, of $3,126, included a $2,809 gain from Foreign currency translation adjustments primarily due to the strengthening of the Canadian, Australian and Brazilian currencies, partially offset by the weakening of the Euro, all in comparison to the U.S. Dollar, and a $317 benefit from pension and other post retirement plans, primarily due to settling a non U.S. pension plan and amortization of actuarial losses.

For the nine months ended June 30, 2014, total other comprehensive income, net of taxes, of $2,628, included a $896 gain from Foreign currency translation adjustments primarily due to the strengthening of the Euro, Australian and Brazilian currencies, partially offset by the weakening of the Canadian currency, all in comparison to the U.S. Dollar, and a $1,732 benefit from Pension and other post retirement plans, primarily due to amortization of actuarial losses and settling a non U.S. pension plan.

Discontinued operations – Installation Services

There was no revenue or income from the Installation Services’ business for the quarters and nine month periods ended June 30, 2014 and 2013.

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

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

Cash Flows from Continuing Operations	For the Nine Months Ended June 30, 2014
(in thousands)	2014	2013
Net Cash Flows Provided by (Used In):
Operating activities	$49,856	$2,554
Investing activities	(125,076)	(44,560)
Financing activities	(13,319)	(40,552)

Cash provided by continuing operations for the nine months ended June 30, 2014 was $49,856 compared to $2,554 in the prior year period. Current assets net of current liabilities, excluding short-term debt and cash, increased to $440,775 at June 30, 2014 compared to $372,639 at September 30, 2013, primarily due to an increase in inventory and a decrease in income taxes payable, net, partially offset by a decrease in accounts receivable, all excluding increases from acquired assets and liabilities.

During the nine months ended June 30, 2014, Griffon used cash for investing activities of $125,076 compared to $44,560 in the prior year; the acquisitions of Northcote and Cyclone for approximately $22,000 and $40,000, respectively, impacted the current year. During the quarter, Griffon purchased $8,400 of marketable securities. Current year capital expenditures totaled $54,859, an increase of $8,973 from the comparable prior year period.

During the nine months ended June 30, 2014, cash used in financing activities totaled $13,319 compared to $40,552 in the prior year. On May 1, 2014, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under this repurchase program, the Company may purchase shares, depending upon market conditions, in open market or privately negotiated transactions, including pursuant to a 10b5-1 plan. During the nine months ended June 30, 2014, the Board of Directors approved three quarterly cash dividends each for $0.03 per share. On December 10, 2013, Griffon repurchased 4,444,444 shares of its common stock for $50,000 from GS Direct, L.L.C. (“GS Direct”), an affiliate of The Goldman Sachs Group, Inc., in a private transaction. This purchase was exclusive of the Company’s August 2011 $50,000 authorized share repurchase program, which has been completed at June 30, 2014. During the quarter ended June 30, 2014, Griffon purchased 750,000 shares of common stock under Board authorized programs, for a total of $8,784 or $11.71 per share. In the nine months ended June 30, 2014, Griffon purchased 1,348,481 shares of common stock under Board authorized programs, for a total of $16,285 or $12.08 per shares. Since the resumption of share repurchases in 2011 through the end of the third quarter of 2014, Griffon has repurchased 6,436,712 shares of common stock, for a total of $65,315 or $10.15 per share under Board share repurchase authorizations (which repurchases included exhausting the remaining availability under a Board authorized repurchase program that was in existence prior to 2011). In December 2013, Griffon’s Employee Stock Ownership Plan (“ESOP”) entered into an agreement, which refinanced the two existing ESOP loans into one new Term Loan in the amount of $21,098. The Agreement also provided a Line Note with $10,000 available to purchase shares of Griffon common stock in the open market through September 29, 2014. In the nine months ended June 30, 2014, 749,977 shares of Griffon common stock, for a total of $10,000, were purchased with proceeds from the Line Note. In July 2014, Griffon's ESOP entered into an amendment of the existing Agreement which provides an additional $10,000 Line Note available to purchase shares in the open market. The new Line Note will bear interest at a) LIBOR plus 2.75% or b) the lender’s prime rate, at Griffon’s option through its expiration date on June 30, 2015. Upon expiration or at an earlier date, at Griffon’s option, the new Line Note will be combined with the Term Loan and require quarterly principal payments based on the remaining amortization schedule at a weighted average interest rate of the combined loans, with a balloon payment due at the final maturity date of December 31, 2018, based on the new amortization schedule. The new Line Note and subsequent Term Loan are secured by shares purchased with the proceeds of the loan and with a lien on the assets of Griffon and its material domestic subsidiaries securing a limited amount of the loan (which lien ranks pari passu with the lien granted on such assets securing the debt under Griffon’s revolving credit facility), and Griffon guarantees repayment. In the nine months ended June 30, 2014, 444,110 shares, with a market value of $5,631 or $12.68 per share, were withheld to settle employee taxes due upon the vesting of restricted stock and were added to treasury stock.

On July 30, 2014, the Board of Directors declared a quarterly cash dividend of $0.03 per share, payable on September 24, 2014 to shareholders of record as of the close of business on August 21, 2014.

Payments related to Telephonics revenue are received in accordance with the terms of development and production subcontracts; certain of such receipts are progress or performance based payments. Plastics' customers are generally substantial industrial companies whose payments have been steady, reliable and made in accordance with the terms governing such sales. Plastics' sales satisfy orders that are received in advance of production, and where payment terms are established in advance. With respect to HBP, there have been no material adverse impacts on payment for sales.

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. For the nine months ended June 30, 2014:

•	The United States Government and its agencies, through either prime or subcontractor relationships, represented 15% of Griffon’s consolidated revenue and 71% of Telephonics’ revenue.

•	Procter & Gamble Co. represented 16% of Griffon’s consolidated revenue and 45% of Plastics’ revenue.

•	The Home Depot represented 12% of Griffon’s consolidated revenue and 24% of HBP’s revenue.

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

Cash and Equivalents and Debt	June 30,	September 30,
(in thousands)	2014	2013
Cash and equivalents	$87,437	$178,130
Notes payables and current portion of long-term debt	11,886	10,768
Long-term debt, net of current maturities	797,180	678,487
Debt discount	10,532	13,246
Total debt	819,598	702,501
Debt, net of cash and equivalents	$732,161	$524,371

On February 27, 2014, in an unregistered offering through a private placement under Rule 144A, Griffon issued, at par, $600,000 of 5.25% Senior Notes due 2022 (“Senior Notes”); interest is payable semi-annually on March 1 and September 1, starting September 1, 2014. Proceeds from the Senior Notes were used to redeem $550,000 of 7.125% senior notes due 2018, to pay a tender offer premium of $31,530 and to make interest payments of $16,716, with the balance used to pay a portion of the transaction fees and expenses.  The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On June 18, 2014, Griffon exchanged all of the Senior Notes for substantially identical Senior Notes registered under the Securities Act of 1933 via an exchange offer. The fair value of the Senior Notes approximated $594,000 on June 30, 2014 based upon quoted market prices (level 1 inputs).

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

On February 14, 2014, Griffon amended its $225,000 Credit Agreement to extend its maturity date from March 28, 2018 to March 28, 2019, and to revise certain financial maintenance and negative covenants to improve Griffon's financial and operating flexibility. The facility includes a letter of credit sub-facility with a limit of $60,000, a multi-currency sub-facility of $50,000 and a swing line sub-facility with a limit of $30,000. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility or the occurrence of a default or an event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, in each case without a floor, plus an applicable margin, which adjusts based on financial performance. The current margins are 1.25% for base rate loans and 2.25% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio as well as customary affirmative and negative covenants and events of default. The Credit Agreement also includes certain restrictions, such as limitations on the ability of Griffon to incur indebtedness and liens and to make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all assets of the Company and the guarantors and a pledge of not greater than 65% of the equity interest in each of Griffon’s material, first-tier foreign subsidiaries (except that a lien on the assets of Griffon’s material domestic subsidiaries securing a limited amount of the debt under the ESOP credit agreement ranks pari passu with the lien granted on such assets under the Credit Agreement).

At June 30, 2014, outstanding borrowings and standby letters of credit were $25,000 and $20,365, respectively; $179,635 was available for borrowing at that date.

On December 21, 2009, Griffon issued $100,000 principal of 4% convertible subordinated notes due 2017 (the “2017 Notes”).  The current conversion rate of the 2017 Notes is 68.6238 shares of Griffon’s common stock per $1,000 principal amount of notes, corresponding to a conversion price of $14.53 per share. When a cash dividend is declared that would result in an adjustment to the conversion ratio of less than 1%, any adjustment to the conversion ratio is deferred until the first to occur of (i) actual conversion; (ii) the 42nd trading day prior to maturity of the notes; and (iii) such time as the cumulative adjustment equals or exceeds 1%. As of June 30, 2014, aggregate dividends since the last conversion price adjustment of $0.03 per share would have resulted in an adjustment to the conversion ratio of approximately .27%. At both June 30, 2014 and 2013, the 2017 Notes had a capital in excess of par component, net of tax, of $15,720. The fair value of the 2017 Notes approximated $113,400 on June 30, 2014 based upon quoted market prices (level 1 inputs).

On October 21, 2013, Griffon refinanced two properties’ real estate mortgages to secure loans totaling $17,175. The loans mature in October 2018, are collateralized by the related properties and are guaranteed by Griffon. The loans bear interest at a rate of LIBOR plus 2.75%. At June 30, 2014, $16,603 was outstanding.

In December 2013, Griffon’s ESOP entered into a credit agreement which refinanced the two existing ESOP loans into one new Term Loan in the amount of $21,098. The Agreement also provided a Line Note with $10,000 available to purchase shares of Griffon common stock in the open market through September 29, 2014. As of June 30, 2014 , 749,977 shares of Griffon common stock, for a total of $10,000, were purchased with proceeds from the Line Note. In March 2014, the Line Note was combined with the Term Loan to form one new term loan. The loan bears interest at a) LIBOR plus 2.25% or b) the lender’s prime rate, at Griffon’s option.  The loan requires quarterly principal payments of $505 through September 30, 2014 and $419 per quarter thereafter, with a balloon payment of approximately $22,400 due at maturity in December 2018. The loan is secured by shares purchased with the proceeds of the loan and with a lien on the assets of Griffon and its material domestic subsidiaries securing a limited about of the loan (which lien ranks pari passu with the lien granted on such assets securing the debt under Griffon’s revolving credit facility), and Griffon guarantees repayment. At June 30, 2014 , $29,583 was outstanding. In July 2014, Griffon's ESOP entered into an amendment to the existing agreement which provides for additional $10,000 Line Note available to purchase shares in the open market. The new Line Note will bear interest at a) LIBOR plus 2.75% or b) the lender’s prime rate, at Griffon’s option through its expiration date on June 30, 2015. Upon expiration or at an earlier date, at Griffon’s option, the new Line Note will be combined with the Term Loan and require quarterly principal payments based on the remaining amortization schedule at a weighted average interest rate of the combined loans, with a balloon payment due at the final maturity date of December 31, 2018, based on the new amortization schedule. The new Line Note and the Term Loan are secured by shares purchased with the proceeds of the loan and with a lien on the assets of Griffon and its material domestic subsidiaries securing a limited amount of the loan (which lien ranks pari passu with the lien granted on such assets under Griffon’s revolving credit facility), and Griffon guarantees repayment.

In October 2006, CBP entered into a capital lease totaling $14,290 for real estate in Troy, Ohio. The lease matures in 2022, bears interest at a fixed rate of 5.0%, is secured by a mortgage on the real estate and is guaranteed by Griffon. At June 30, 2014, $8,798 was outstanding.

In November 2010, Clopay Europe GmbH (“Clopay Europe”) entered into a €10,000 revolving credit facility and a €20,000 term loan. The term loan was paid off in December 2013 and the revolver had borrowings of $4,093 at June 30, 2014. The revolving facility matures in November 2014, but is renewable upon mutual agreement with the bank. The revolving credit facility accrues interest at EURIBOR plus 2.20% per annum. Clopay Europe is required to maintain a certain minimum equity to assets ratio and keep leverage below a certain level, defined as the ratio of total debt to EBITDA.

Clopay do Brazil maintains lines of credit of $5,700. Interest on borrowings accrues at a rate of Brazilian CDI plus 6.0% (16.80% at June 30, 2014 ). At June 30, 2014 there was approximately $3,660 borrowed under the lines. Clopay Plastic Products Company, Inc. guarantees the loan and lines.

In November 2012, Garant G.P. (“Garant”) entered into a CAD $15,000 revolving credit facility.  The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (1.46% LIBOR USD and 2.51% Bankers Acceptance

Rate CDN as of June 30, 2014). The revolving facility matures in November 2015. Garant is required to maintain a certain minimum equity.  At June 30, 2014, there were no borrowings under the revolving credit facility with CAD $15,000 available.

In December 2013 and May 2014, Northcote Holdings Pty Ltd entered into two term loans in the outstanding amounts of AUD $12,500 and AUD $20,000, respectively. The AUD $12,500 and AUD $20,000 term loans are unsecured and require quarterly interest payments, with quarterly principal payments of $625 beginning in August 2015 on the AUD $20,000 term loan. Remaining principal is due at maturity in December 2016 and May 2017, respectively. The loans accrue interest at Bank Bill Swap Bid Rate “BBSY” plus 2.8% per annum (5.5% at June 30, 2014 for each loan). As of June 30, 2014, Griffon had an outstanding combined balance of $30,612 on the term loans. Subsidiaries of Northcote Holdings Pty Ltd also maintain two lines of credit of AUD$3,000 and AUD $5,000 which accrue interest at BBSY plus 2.25% per annum (5.00% at June 30, 2014) and 2.50% per annum (5.25% at June 30, 2014), respectively. At June 30, 2014, there were no outstanding borrowings under the line. Griffon Corporation guarantees the term loans and the AUD $3,000 line of credit; the assets of a subsidiary of Northcote Holdings Pty Ltd secures the AUD $5,000 line of credit.

At June 30, 2014, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements.

During the nine months ended June 30, 2014 and 2013, Griffon used cash for discontinued operations of $1,018 and $486, respectively, primarily related to settling remaining Installation Services liabilities and environmental costs.

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
None

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(1)
April 1 - 30, 2014	—		$—	—
May 1 - 31, 2014	363,046	(2)	11.30	330,000
June 1 - 30, 2014	420,000		12.04	420,000
Total	783,046		$11.71	750,000	$45,742

1.
On each of August 2, 2011 and May 1, 2014, the Company’s Board of Directors authorized the repurchase of up to an additional $50,000 of Griffon common stock ; as of June 30, 2014, the August 2011 $50,000 Board repurchase authorization has been completed and $45,742 remained available for the purchase of Griffon common stock under the May 1, 2014 $50,000 board authorized program.

2.	Includes 33,046 shares acquired by the Company from holders of restricted stock upon vesting of the restricted stock, to satisfy tax-withholding obligations of the holders.

Item 3    Defaults Upon Senior Securities
None

Item 4    Mine Safety Disclosures
None
Item 5    Other Information
None

Item 6	Exhibits

10.1	Griffon Corporation Director Compensation Program, dated May 1, 2014.

31.1	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Document*

101.DEF	XBRL Taxonomy Extension Definitions Document*

101.LAB	XBRL Taxonomy Extension Labels Document*

101.PRE	XBRL Taxonomy Extension Presentations Document*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.

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
(Principal Financial Officer)

/s/ Brian G. Harris
Brian G. Harris
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

Date: July 30, 2014

EXHIBIT INDEX

10.1	Griffon Corporation Director Compensation Program, dated May 1, 2014.

31.1	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Document*

101.DEF	XBRL Taxonomy Extension Definitions Document*

101.LAB	XBRL Taxonomy Extension Labels Document*

101.PRE	XBRL Taxonomy Extension Presentations Document*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.