Form 10-K
period 2014-09-30
GRIFFON CORP
filed 2014-11-13
CIK 50725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the close of business March 31, 2014, the registrant’s most recently completed second quarter, was approximately $509,000,000. The registrant’s closing price as reported by the New York Stock Exchange-Composite Transactions for March 31, 2014 was $11.94. The number of the registrant’s outstanding shares was 52,656,728 as of October 31, 2014.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III — (Items 10, 11, 12, 13 and 14). Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Special Notes Regarding Forward-Looking Statements

This Annual Report on Form 10-K, especially “Management’s Discussion and Analysis”, contains certain “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income (loss), earnings, cash flows, revenue, changes in operations, operating improvements, industries in which Griffon Corporation (the “Company” or “Griffon”) operates and the United States and global economies. Statements in this Form 10-K that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” “may,” “will,” “estimates,” “intends,” “explores,” “opportunities,” the negative of these expressions, use of the future tense and similar words or phrases. Such forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, among others: current economic conditions and uncertainties in the housing, credit and capital markets; Griffon’s ability to achieve expected savings from cost control, integration and disposal initiatives; the ability to identify and successfully consummate and integrate value-adding acquisition opportunities; increasing competition and pricing pressures in the markets served by Griffon’s operating companies; the ability of Griffon’s operating companies to expand into new geographic and product markets, and to anticipate and meet customer demands for new products and product enhancements and innovations; reduced military spending by the government on projects for which Griffon's Telephonics Corporation supplies products, including as a result of sequestration at such time as the budgetary cuts mandated by sequestration begin to take effect; the ability of the federal government to fund and conduct its operations; increases in the cost of raw materials such as resin, wood and steel; changes in customer demand or loss of a material customer at one of Griffon’s operating companies; the potential impact of seasonal variations and uncertain weather patterns on certain of Griffon’s businesses; political events that could impact the worldwide economy; a downgrade in Griffon’s credit ratings; changes in international economic conditions including interest rate and currency exchange fluctuations; the reliance by certain of Griffon’s businesses on particular third party suppliers and manufacturers to meet customer demands; the relative mix of products and services offered by Griffon’s businesses, which impacts margins and operating efficiencies; short-term capacity constraints or prolonged excess capacity; unforeseen developments in contingencies, such as litigation and environmental matters; unfavorable results of government agency contract audits of Telephonics Corporation; Griffon’s ability to adequately protect and maintain the validity of patent and other intellectual property rights; the cyclical nature of the businesses of certain of Griffon’s operating companies; and possible terrorist threats and actions and their impact on the global economy. Readers are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date made. Griffon undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

(Unless otherwise indicated, any reference to years or year-end refers to the fiscal year ending September 30 and US dollars and non-US currencies are in thousands, except per share data)

PART I
Item 1. Business

The Company

Griffon Corporation (the “Company” or “Griffon”) is a diversified management and holding company conducting business through wholly-owned subsidiaries. Griffon oversees the operations of its subsidiaries, allocates resources among them and manages their capital structures. Griffon provides direction and assistance to its subsidiaries in connection with acquisition and growth opportunities as well as in connection with divestitures. Griffon, to further diversify, also seeks out, evaluates and, when appropriate, will acquire additional businesses that offer potentially attractive returns on capital.

Headquartered in New York, N.Y., the Company was founded in 1959 and is incorporated in Delaware. Griffon is listed on the New York Stock Exchange and trades under the symbol GFF.

Griffon currently conducts its operations through three reportable segments: Home & Building Products (“HBP”), Telephonics Corporation (“Telephonics”), and Clopay Plastic Products Company (“Plastics”).

•	HBP consists of two companies, The AMES Companies, Inc. (“AMES”) and Clopay Building Products (“CBP”). HBP accounted for 49% of Griffon’s consolidated revenue in 2014 and 46% in both 2013 and 2012.

◦
AMES is a global provider of non-powered landscaping products that make work easier for homeowners and professionals. AMES revenue was 25% of Griffon’s consolidated revenue in 2014, and 23% in both 2013 and 2012.

◦
CBP is a leading manufacturer and marketer of residential, commercial and industrial garage doors to professional installing dealers and major home center retail chains. CBP’s revenue was 24% of Griffon’s consolidated revenue in 2014, and 23% in both 2013 and 2012.

•
Telephonics designs, develops and manufactures high-technology integrated information, communication and sensor system solutions for military and commercial markets worldwide. Telephonics’ revenue was 21% of Griffon’s consolidated revenue in 2014, and 24% in both 2013 and 2012.

•
Plastics is an international leader in the development and production of embossed, laminated and printed specialty plastic films used in a variety of hygienic, health-care and industrial applications.  Plastics’ revenue was 30% of Griffon’s consolidated revenue in 2014, 2013 and 2012.

As a result of the decline in the U.S. housing market and the subsequent global financial crisis, Griffon has been undergoing a strategic transformation. In May 2008, we announced the divestiture of our Installation Services business, which was consummated by September 2008. In September 2008, Griffon strengthened its balance sheet by raising $248,600 in equity through a common stock rights offering and a related investment by GS Direct L.L.C., an affiliate of The Goldman Sachs Group, Inc. Over the past five years, Griffon has continued to refine and enhance the strategic direction and operating performance of its companies, while strengthening its balance sheet. During this period, Griffon has grown revenue and earnings through organic growth, cost containment and acquisitions, while returning capital to its shareholders through dividends and stock buybacks.

We are focused on acquiring, owning and operating businesses in a variety of industries. We are long-term investors that have substantial experience in a variety of industries. Our intent is to continue the growth of our existing segments and to diversify further through investments and acquisitions.

On September 30, 2010, Griffon purchased AMES for $542,000 in cash. Over the past three years, Griffon acquired three businesses complementary to AMES: the pots and planters business of Southern Sales & Marketing ("Southern Patio"), Northcote Pottery™ ("Northcote") and the Australian Garden and Tools division of Illinois Tool Works, Inc. ("Cyclone").

On October 17, 2011, AMES acquired Southern Patio for approximately $23,000. Southern Patio, is a leading designer, manufacturer and marketer of landscape accessories. Southern Patio had revenue exceeding $40,000 in 2011.

On December 31, 2013, AMES acquired Northcote, founded in 1897 and a leading brand in the Australian outdoor planter and decor market, for approximately $22,000. Northcote complements Southern Patio and adds to AMES’ existing lawn and garden operations in Australia. Northcote is expected to generate approximately $28,000 of annualized revenue.

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

Since August 2011, Griffon has repurchased 11,439,306 shares of its common stock, for a total of $122,197 or $10.68 per share. At September 30, 2014, $38,860 remains under the current Board repurchase authorization.

Since September 2008, Griffon's Employee Stock Ownership Plan ("ESOP") purchased 4,013,459 shares of Griffon's common stock, for a total of $44,973 or $11.21 per share. At September 30, 2014, the ESOP holds allocated and unallocated shares totaling 5,688,036, or 11% of Griffon's outstanding shares, with a related loan balance of $38,946.

On November 17, 2011, the Company began declaring quarterly dividends. During 2014, 2013 and 2012, the Company declared and paid dividends per share of $0.12, $0.10 and $0.08, respectively, for a total of $16,841 dividends paid during the period.

During 2014, Griffon issued $600,000 of 5.25% Senior Notes due 2022 the proceeds of which were used to redeem $550,000 of 7.125% senior notes due 2018. In addition, Griffon amended its $225,000 Revolving Credit Facility to extend its maturity to 2019.

Griffon also has outstanding $100,000 principal amount of 4% Convertible Subordinated Notes due 2017, with a current conversion rate of 68.4571 shares of Griffon’s common stock per $1 principal amount of notes, which corresponds to a conversion price of $14.61 per share.

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

Reportable Segments:

Home & Building Products

Home & Building Products consists of two companies, AMES and CBP, described below.

AMES

AMES, founded in 1774, is the leading United States ("U.S.") and a global provider of non-powered landscaping products that make work easier for homeowners and professionals. AMES employs approximately 2,000 employees.

Brands

AMES' brands are among the most recognized across primary product categories in the North American and Australian non-powered landscaping product markets. Our brand portfolio includes AMES®, True Temper®, Garant®, UnionTools®, Hound Dog®, Westmix™, Cyclone®, Southern Patio®, Northcote Pottery™, Kelso™, and Dynamic Design™, as well as contractor-oriented brands including Razor-Back® Professional Tools and Jackson® Professional Tools. This strong portfolio of brands enables AMES to build and maintain long-standing relationships with leading retailers and distributors. In addition, given the breadth of its brand portfolio and product category depth, AMES is able to offer specific, differentiated branding strategies for key retail customers. In addition to the brands listed, AMES also sells private label branded products further enabling channel management and customer differentiation.

Products

AMES is a global provider of non-powered landscaping products that make work easier for homeowners and professionals. AMES manufactures and markets one of the broadest product portfolios in the non-powered landscaping product industry. This portfolio is anchored by four core product categories: long handle tools, wheelbarrows, snow tools, and decorative plastic and ceramic planters. As a result of brand portfolio recognition, high product quality, industry leading service and strong customer relationships, AMES has earned market-leading positions in its four core product categories. The following is a brief description of AMES' primary product lines:

•
Long Handle Tools: An extensive line of engineered tools including shovels, spades, scoops, rakes, hoes, cultivators, weeders, post hole diggers, scrapers, edgers and forks, marketed under leading brand names including AMES®, True Temper®, UnionTools®, Garant®, Westmix™, Cyclone®, Southern Patio®, Northcote Pottery™ and Kelso™, as well as contractor-oriented brands including Razor-Back® and Jackson®.

•
Wheelbarrows:  AMES designs, develops and manufactures a full line of wheelbarrows and lawn carts, primarily under the AMES®, True Temper®, Jackson® Professional Tools, Razor-Back® Professional Tools, UnionTools®, Garant® and Westmix™ brand names. The products range in size (2 ft³ to 10 ft³), material (poly and steel), tray form, tire type, handle length and color based on the needs of homeowners, landscapers and contractors.

•
Snow Tools:  A complete line of snow tools is marketed under the True Temper® and Garant® brand names. The snow tool line includes shovels, pushers, roof rakes, sled sleigh shovels, scoops and ice scrapers.

•
Planters and Lawn Accessories:  AMES is a designer, manufacturer and distributor of indoor and outdoor planters and accessories, sold under the Southern Patio®, Northcote Pottery™ and Dynamic Design™ brand names, as well as various private label brands. The range of planter sizes (from 6 to 32 inches) is available in various designs, colors and materials. On October 17, 2011, Griffon acquired the Southern Patio® pots and planters business. Southern Patio® is a leading designer and marketer of decorative landscape products. Southern Patio® and Dynamic Design have been integrated to leverage Southern Patio®’s capabilities, enhance AMES' product offering in the U.S. pots and planters category and enable AMES to improve its innovation and speed to market in this category.

•
Striking Tools:  Axes, picks, mattocks, mauls, wood splitters, sledgehammers and repair handles make up the striking tools product line. These products are marketed under the True Temper®, Cyclone®, UnionTools®, Garant®, Jackson® Professional Tools and Razor-Back® Professional Tools brand names.

•
Hand Tools:  Hammers, screwdrivers, pliers, adjustable wrenches, handsaws, tape measures, levels, clamps, and other traditional non-powered hand tools make up this product line. These products are marketed under the Trojan®, Supercraft®, and Eagle® brand names.

•	Pruning: The pruning line is made up of pruners, loppers, shears and other tools sold primarily under the True Temper® brand name.

•	Garden Hose and Storage: AMES offers a wide range of manufactured and sourced garden hoses and hose reels under the AMES®, NeverLeak®, Nylex® and Jackson® Professional Tools brand names.

Customers

AMES sells products throughout North America, Australia and Europe through (1) retail centers, including home centers and mass merchandisers, such as The Home Depot, Inc. (“Home Depot”), Lowe’s Companies Inc. (“Lowe’s”), Wal-Mart Stores Inc. ("Walmart"), Canadian Tire Corporation, Limited, Costco Wholesale Corporation, Rona Inc., Bunnings Warehouse ("Bunnings") and Woodies; (2) wholesale chains, including hardware stores and garden centers, such as Ace, Do-It-Best and True Value Company and (3) industrial distributors, such as W.W. Grainger, Inc. and ORS Nasco.

Home Depot, Lowe's and Bunnings are significant customers of AMES. The loss of any of these customers would have a material adverse effect on the AMES business and on Griffon.

Product Development

AMES product development efforts focus on both new products and product line extensions. Products are developed through in-house industrial design and engineering staffs to introduce new products and product line extensions timely and cost effectively.

Sales and Marketing

AMES' sales organization is structured by distribution channel in the U.S., and by country internationally. In the U.S., a dedicated team of sales professionals is provided for each of the large retail customers. Offices are maintained adjacent to each of the three largest customers’ headquarters, supported by dedicated in-house sales analysts. In addition, sales professionals are assigned to domestic, wholesale and industrial distribution channels. Sales teams located in Canada, Australia and Ireland handle sales in each of their respective regions. In Australia, a dedicated team of sales professionals is provided for the largest retail customer.

Raw Materials and Suppliers

AMES' primary raw material inputs include resin (primarily polypropylene and high density polyethylene), wood (mainly ash, hickory and poplar logs) and steel (hot rolled and cold rolled). In addition, some key materials and components are purchased, such as heavy forged components and wheelbarrow tires; most final assembly is completed internally in order to ensure consistent quality. All raw materials are generally available from a number of sources.

Competition

The non-powered landscaping product industry is highly competitive and fragmented. Most competitors consist of small, privately-held companies focusing on a single product category. Some competitors, such as Fiskars Corporation and Truper Herramientas S.A. de C.U., compete in various tool categories. Suncast Corporation competes in the hose reel and accessory market, and Swan Hose competes in the garden hose market. In addition, there is competition from imported or sourced products from China, India and other low-cost producing countries, particularly in long handled tools, wheelbarrows, planters, striking tools and pruning tools.

The principal factors by which AMES differentiates itself and provides the best value to customers are innovation, service, quality, and product performance. AMES' size, depth and breadth of product offering, category knowledge, research and development (“R&D”) investment and service are competitive advantages. Offshore manufacturers lack sufficient product innovation, capacity, proximity to market and distribution capabilities to service large retailers to compete in highly seasonal, weather related product categories.

Manufacturing & Distribution

Ames maintains two distribution facilities in the U.S., a 1.2 million square foot facility in Carlisle, Pennsylvania and a 400,000 square foot facility in Reno, Nevada. Finished goods are transported to these facilities by an internal fleet, over the road trucking and rail. Additionally, light assembly is performed at the Carlisle and Reno locations. Distribution centers are also maintained in Canada, Australia and Ireland. AMES has a combination of internal and external, domestic and foreign manufacturing sources from which it sources products for sale in the markets it serves.

In January 2013, AMES announced its intention to close certain manufacturing facilities and to consolidate affected operations primarily into its Camp Hill and Carlisle, PA locations. The intended actions, to be completed by the end of calendar 2014, will improve manufacturing and distribution efficiencies, allow for in-sourcing of certain production currently performed by third party suppliers, and improve material flow and absorption of fixed costs. Management estimates that these actions will result in annual cash savings exceeding $10,000, based on current operating levels.

AMES anticipates incurring pre-tax restructuring and related exit costs approximating $8,000, comprised of cash charges of $4,000 and non-cash, asset-related charges of $4,000; the cash charges will include $2,500 for one-time termination benefits and other personnel-related costs and $1,500 for facility exit costs. AMES expects $20,000 in capital expenditures in connection with this initiative and, to date, has incurred $7,941 and $17,728 in restructuring costs and capital expenditures, respectively.

Clopay Building Products

CBP, in business since 1964, has grown, organically and through tuck-in acquisitions, to become the largest manufacturer and marketer of residential garage doors, and among the largest manufacturers of commercial sectional doors, in the U.S., and manufactures a complete line of entry door systems uniquely designed to complement its popular residential garage door styles. The majority of CBP’s sales are for home remodeling and renovation, with the balance for the new residential housing and commercial building markets. Sales into the home remodeling market are driven by the aging of the housing stock, existing home sales activity, and the trends of improving both home appearance and energy efficiency. CBP employs approximately 1,400 employees.

According to the U.S. census, calendar year 2014 new construction single-family home starts will increase by 4%. The repair and remodel market rose 2% for the trailing twelve months ending March 2014, with modest growth expectations for the balance of the calendar year. The commercial segment saw spending rise 13% for the year (according to estimates from McGraw Hill Construction Dodge). According to industry sources, the residential and commercial sectional garage door market for calendar year 2013 was estimated to be $1,750,000, which increased $100,000 over the prior year.

Brands

CBP brings 50 years of experience and innovation to the garage door industry. Our strong family of brands includes Clopay®, America’s Favorite Garage Doors®, Holmes Garage Door Company® and IDEAL Door®. Clopay is the only residential garage door brand to hold the Good Housekeeping Seal of Approval.

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

Customers

CBP is the principal supplier of residential garage doors throughout North America to Home Depot and Menards. The loss of either of these customers would have a material adverse effect on CBP’s and Griffon’s business. CBP distributes its garage doors directly to customers from its manufacturing facilities and through its distribution centers located throughout the U.S. and Canada. These distribution centers allow CBP to maintain an inventory of garage doors near installing dealers and provide quick-ship service to retail and professional dealer customers.

Product Development

CBP product development efforts focus on both new products and improvements to existing products. Products are developed through in-house design and engineering staffs.

CBP operates a technical development center where its research engineers design, develop and implement new products and technologies and perform durability and performance testing of new and existing products, materials and finishes. CBP continually improves its garage door offerings through these development efforts, focusing on characteristics such as strength, design and energy efficiency. Also at this facility, the process engineering team works to develop new manufacturing processes and production techniques aimed at improving manufacturing efficiencies and ensuring quality-made products.

Sales and Marketing

The CBP sales and marketing organization supports our customers, consults on new product development and aggressively markets garage door solutions, with a primary focus on the North American market. CBP recently developed a web application that guides consumers through an easy to use visualization and pricing program, allowing them to select the optimal door for their home.

Raw Materials and Suppliers

The principal raw material used in CBP’s manufacturing is galvanized steel. CBP also utilizes certain hardware components, as well as wood and insulated foam. All raw materials are generally available from a number of sources.

Competition

The garage door industry is characterized by several large national manufacturers and many smaller, regional and local manufacturers. CBP competes on the basis of service, quality, price, brand awareness and product design.

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

Manufacturing

CBP currently has manufacturing facilities in Troy, Ohio and Russia, Ohio.

During 2013, CBP completed the closing of the Auburn, Washington facility and the consolidation of that facility into its Russia, Ohio facility.

Telephonics Corporation

Telephonics, founded in 1933, specializes in advanced electronic information and communication systems for defense, aerospace, civil, industrial, and commercial applications for the U.S. and international markets. Telephonics designs, develops, manufactures, sells, and provides logistical support and sustainment services for aircraft intercommunication systems, radar, air traffic management, identification friend or foe equipment (“IFF”), integrated border and perimeter security systems and custom, mixed-signal, application-specific, integrated circuits. Telephonics is also a provider of advanced systems engineering services supporting air and missile defense programs, as well as other threat and situational analysis requirements. Telephonics is a leading supplier of airborne maritime surveillance radar and aircraft intercommunication management systems, the segment’s two largest product lines. In addition to its traditional defense products used predominantly by the U.S. Government and its agencies, Telephonics has adapted its core technologies to products used in international markets in an effort to further increase its presence in both non-defense government and commercial markets. In 2014, approximately 72% of the segment’s sales were to the U.S. Government and agencies thereof, as a prime or subcontractor, 19% to international customers and 9% to U.S. commercial customers. Telephonics employs approximately 1,200 people.

Griffon believes that Telephonics’ advanced systems and sub-systems are well-positioned to address the needs of an integrated and modernized battlefield with emphasis on providing situational awareness to warfighters through the retrieval and dissemination of timely data for use by highly mobile ground, air and sea-going forces. Telephonics anticipates that the need for such systems will increase in connection with the active role that the military is playing in the war on terrorism, both at home and abroad. In recent years, Telephonics has increasingly focused its technologies and core competencies in the growing border and perimeter security, Intelligence, Surveillance and Reconnaissance (“ISR”) and Unmanned Aerial Vehicle (“UAV”) markets.

Telephonics operates in an increasingly complex industry that is faced with continued economic and budgetary pressure on U.S. Department of Defense procurement initiatives. Despite these challenges, Telephonics remains focused on delivering high-quality mission capable products and services at competitive prices to its customers. Telephonics continues to expand its product portfolio with innovative and cutting-edge technology concentrating on core and adjacent markets that will support its growth initiatives both domestically and internationally.

On April 22, 2013, the Joint Venture (“JV”) between Telephonics and Mahindra & Mahindra Ltd was incorporated. The JV will provide the Indian defense and civil sectors with radar and surveillance systems, IFF devices and communication systems. In addition, the JV intends to provide systems for Air Traffic Management services, border and perimeter security and other emerging surveillance requirements.

Programs and Products

Based on long-established relationships supported by existing contractual arrangements, Telephonics is a first-tier supplier to prime contractors in the defense industry such as Lockheed Martin Corporation ("Lockheed Martin"), The Boeing Company ("Boeing"), Northrop Grumman Corporation ("Northrup Grumman"), MacDonald Dettwiler and Associates Ltd., Airbus Military, Airbus Helicopters, Agusta Westland, SAAB, and Sikorsky Aircraft ("Sikorsky"), and is at times a prime contractor to the U.S.

Department of Defense. The significance of each of these customers to Telephonics’ revenue fluctuates on an annual basis, based on the timing and funding of the Original Equipment Manufacturers (“OEM”) contract award, and the technological scope of the work required. The significant contraction and consolidation in the U.S. and international defense industry provides opportunities for established first-tier suppliers to capitalize on existing relationships with major prime contractors and to play a larger role in defense systems development and procurement for the foreseeable future.

Telephonics continues to direct resources towards border surveillance and critical infrastructure security initiatives. These opportunities represent strategic advances for Telephonics by enabling it to expand its core technical expertise into the nascent and growing border and perimeter security markets, both in the U.S. and abroad. With many of these programs, system specifications, and operational and test requirements are challenging, exacerbated by demanding delivery schedules. Telephonics believes that the technological capabilities that these systems encompass will also be able to serve and protect the most complex borders.

In 2013, Telephonics was awarded a contract by Northrop Grumman as the radar supplier for the U.S. Navy’s Firescout MQ-8B program, which is a vertical take-off and landing UAV platform. This positions Telephonics, with both its radar and communications products, as a strong competitor in this growing UAV/ISR market segment.

Backlog

The funded backlog for Telephonics approximated $494,000 at September 30, 2014, compared to $444,000 at September 30, 2013. The growth in backlog is the result of an increase in order intake as compared to the prior year, as well as the impact that the timing of these orders had on the associated recognition of revenue and, ultimately, the burn-off of backlog. Additionally, the backlog position reflects an increased amount associated with IFF and other radar programs, awarded in the latter part of the fiscal year, for which revenue will not be recognized until the following fiscal year. Approximately 65% of the current backlog is expected to be filled during 2015.

Customers

The U.S. Government, through prime contractors like Lockheed Martin, Sikorsky, Northrop Grumman and Boeing, is a significant customer of Telephonics. The loss of the U.S. Government or any of its prime contractors as a customer would have a material adverse effect on Telephonics’ business. Notwithstanding the significance of Lockheed Martin, Sikorsky, Northrop Grumman and Boeing, Telephonics sells to a diverse group of other domestic and international defense industry contractors, as well as others who use Telephonics products for commercial use.

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

Research and Development ("R&D")

In an effort to maintain customer satisfaction and loyalty, Telephonics works closely with prime customers to ensure that there is a future market for its products by investing R&D funds in desired enhancements. Telephonics continually updates its core technologies through internally funded R&D while coordinating with customers at the earliest stages of new program development in an effort to provide solutions well in advance of its competitors. Internally funded R&D costs include basic and applied research initiatives, development activities, and other conceptual formulation studies. Telephonics is a technological leader in its core markets and pursues new growth opportunities by leveraging its systems design and engineering capabilities and incumbent position on key platforms.

In addition to products for defense programs, Telephonics' technology is also used in commercial applications such as airborne weather, search and rescue radar, and air traffic management systems. Telephonics’ reputation for innovative product design and engineering capabilities, especially in the areas of voice and data communications, radio frequency design, digital signal processing, networking systems, inverse synthetic aperture radar and analog, digital and mixed-signal integrated circuits, will continue to enhance its ability to secure, retain and expand its participation in defense programs and commercial opportunities.

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

Competition

Telephonics competes with major manufacturers of electronic information and communication systems, as well as several smaller manufacturers of similar products. Telephonics endeavors to design high quality and reliable products with greater performance and flexibility than its competitors while competing on the basis of technology, innovative solutions, and price.

Manufacturing Facilities

Telephonics’ facilities are located in the U.S., primarily in New York. Telephonics also maintains a Technical Support Services Center in Elizabeth City, North Carolina, which supports aircraft integration and upgrade activities in addition to providing support services to customers.

Clopay Plastic Products

Plastics, which began as a paper products company in the 1930s and expanded with plastic products in the 1950s, develops and produces specialty plastic films and laminates for a variety of hygienic, health care and industrial uses in the U.S. and certain international markets. Products include thin gauge embossed and printed films, elastomeric films, laminates of film and non-woven fabrics, and perforated films and non-wovens. These products are used as moisture barriers in disposable infant diapers, adult incontinence products and feminine hygiene products, protective barriers in single-use surgical and industrial gowns, drapes and equipment covers, fluid transfer/distribution layers in absorbent products, components to enhance comfort and fit in infant diaper and adult incontinence products, packaging for hygienic products, house wrap and other products. Plastics’ products are sold through a direct sales force, primarily to multinational consumer and medical products companies. Plastics employs approximately 1,500 employees.

The markets in which Plastics participates have been affected by several key trends over the past five years. These trends include increased use of disposable products in developing countries and favorable demographics, including increasing immigration in major global economies. Other trends representing significant opportunities include the continued demand for innovative products such as cloth-like, breathable, laminated and printed products, and large consumer products companies’ needs for global supply partners. Notwithstanding positive trends affecting the industry, product design changes by the customer can change the products manufactured by Plastics and associated demand.

Plastics believes that its business development activities targeting major multinational and regional producers of hygiene, healthcare and related products and its investments in its technology development capability and capacity increases will lead to additional sales of new and related products.

Products

Plastics’ specialty plastic film is a thin-gauge film engineered to provide certain performance characteristics and manufactured from polymer resins. A laminate is the combination of a plastic film and a woven or non-woven fabric. These products are produced using both cast and blown extrusion and various laminating processes. High speed, multi-color custom printing of films, customized embossing patterns, and proprietary perforation technology further differentiate our products. Specialty plastic film products typically provide a unique combination of performance characteristics, such as breathability, barrier properties, fluid flow management, elastic properties, processability and aesthetic appeal that meet specific, proprietary customer needs.

Customers

Plastics’ largest customer is The Procter & Gamble Company (“P&G”), which has accounted for approximately half of its revenue over the last five years. The loss of this customer would have a material adverse effect on the Plastics business and Griffon. Notwithstanding the significance of P&G, Plastics sells to a diverse group of other leading consumer, health care and industrial companies.

Product Development

Plastics is an industry leader in the research, design and development of specialty plastic film and laminate products. Plastics operates a technical center where polymer chemists, scientists and engineers work independently, and in partnership with customers to develop new technologies, products, processes and product applications.

Plastics’ R&D efforts have resulted in many inventions covering embossing patterns, improved processing methods, product formulations, product applications and other proprietary technology. Products developed include microporous breathable films and cost-effective printed films and laminates. Microporous breathability provides for moisture vapor transmission and airflow while maintaining barrier properties resulting in improved comfort and skin care. Elastic laminates provide the user with improved comfort and fit. Printed films and laminates provide consumer preferred aesthetics, such as softness and visual appeal. Perforated films and non-wovens provide engineered fluid transfer with unique softness and aesthetics. Plastics holds a number of patents for its specialty film and laminate products and related manufacturing processes. While patents play a significant role, Plastics believes that its proprietary know-how and the knowledge, ability and experience of its employees are more significant to its long-term success.

Sales and Marketing

Plastics sells its products primarily in North America, Europe, and South and Central America with additional sales in Asia Pacific and Africa. Plastics primarily utilizes an internal direct sales force, with senior management actively participating in developing and maintaining close contacts with customers.

Plastics seeks to expand its market presence by providing innovative products and services to major international consumer products companies. Specifically, Plastics believes that it can continue to increase its North American sales and expand internationally through ongoing product development and enhancement, and by marketing its technologically-advanced films, laminates and printed films for use in all of its markets. Operations in Germany and Brazil, and most recently in China and Turkey, provide a strong platform for additional sales growth in international markets.

Raw Materials and Suppliers

Plastic resins, such as polyethylene and polypropylene, and non-woven fabrics are the basic raw materials used in the manufacture of substantially all Plastics’ products. The price of resin has fluctuated dramatically over the past five years primarily due to volatility in oil and natural gas prices, and producer capacity. Resins are purchased in pellet form from several suppliers. Sources for raw materials are believed to be adequate for current and anticipated needs.

Competition

Plastics has a number of competitors, some of whom are larger, in the specialty plastic films and laminates market. Plastics competes on quality, service and price using its technical expertise, product development capabilities and broad international footprint to enhance its market position, build and maintain long-term customer relationships and meet changing customer needs.

Manufacturing

Specialty plastic film and laminate products are manufactured using high-speed equipment designed to meet stringent tolerances. The manufacturing process consists of melting a mixture of polymer resins and additives, and forcing this mixture through a combination of die and rollers to produce thin films. Laminates of films and non-wovens are manufactured by a variety of techniques to meet customer needs. In addition, films and laminates can be printed.

Plastics’ U.S. manufacturing facilities are in Augusta, Kentucky and Nashville, Tennessee from which it sells plastic films throughout the U.S. and various parts of the world.

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

Griffon Corporation

Employees

Griffon and its subsidiaries employ approximately 6,100 people located primarily throughout the U.S., Canada, Europe, Brazil, Australia and China. Approximately 200 of these employees are covered by collective bargaining agreements in the U.S., primarily with an affiliate of the American Federation of Labor and Congress of Industrial Organizations; United Brotherhood of Carpenters and Joiners of America; International Brotherhood of Teamsters and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy Allied Industrial and Service Workers International Union. Additionally, approximately 200 employees in Canada are represented by the Trade Union Advisory Committee. Griffon believes its relationships with its employees are satisfactory.

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

Telephonics, which sells directly and indirectly to the U.S. government, is subject to certain regulations, laws and standards set by the U.S. government. Additionally, Telephonics is subject to routine audits and investigations by U.S. Government Agencies such as the Defense Contract Audit Agency, the Defense Security Service, with respect to its classified contracts, and other Inspectors General. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards, including those relating to facility and personnel security clearances. These agencies also review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s management, purchasing, property, estimating, compensation, and accounting and information systems.

Customers

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. In 2014:

a.	The U.S. Government and its agencies, through prime and subcontractor relationships, represented 15% of Griffon’s consolidated revenue and 72% of Telephonics' revenue.
b.	P&G represented 14% of Griffon’s consolidated revenue and 46% of Plastics' revenue.
c.	Home Depot represented 12% of Griffon’s consolidated revenue and 23% of HBP's revenue.

No other customer exceeded 8% of consolidated revenue. Future operating results will continue to substantially depend on the success of Griffon’s largest customers and our relationships with them. Orders from these customers are subject to change and may fluctuate materially. The loss of all or a portion of volume from any one of these customers could have a material adverse impact on Griffon’s financial results, liquidity and operations.

Seasonality

Historically, Griffon’s revenue and income were lowest in our first and fourth quarters ending December 31, and September 30, respectively, and highest in our second and third quarters ending March 31, and June 30, respectively, primarily due to the seasonality of AMES' business. With the 2014 acquisition of Northcote and Cyclone®, both in Australia, AMES' revenue is less susceptible to seasonality. In 2014, 58% of AMES' sales occurred during the second and third quarters compared to 63% in 2013. CBP’s business is driven by residential renovation and construction during warm weather, which is generally at reduced levels during the winter months, generally in our second quarter. Griffon's revenue is expected to be lowest in the first quarter and highest in the third quarter.

Demand for lawn and garden products is influenced by weather, particularly weekend weather during peak gardening season. AMES' sales volume can be adversely affected by certain weather patterns such as unseasonably cool or warm temperatures, hurricanes, water shortages or floods. In addition, lack of snow or lower than average snowfall during the winter season may result in reduced sales of certain AMES products, such as snow shovels and other snow tools. As a result, AMES' results of operations, financial results and cash flows could be adversely impacted.

Financial Information About Geographic Areas

Segment and operating results are included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For geographic financial information, see the Reportable Segment footnote in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.

Griffon’s non-U.S. businesses are primarily in Germany, Canada, Brazil, Australia, Turkey and China.

Research and Development

Griffon’s businesses are encouraged to improve existing products as well as develop new products to satisfy customer needs; expand revenue opportunities; maintain or extend competitive advantages; increase market share and reduce production costs. R&D costs, not recoverable under contractual arrangements, are charged to expense as incurred. R&D costs for Griffon were $23,400 in 2014, $22,400 in 2013 and $23,600 in 2012.

Intellectual Property

Griffon follows a practice of actively protecting and enforcing its proprietary rights in the U.S. and throughout the world where Griffon’s products are sold.

Trademarks are of significant importance to Griffon’s HBP business. With 50 years of experience and innovation in the garage door industry, and with Clopay being the only residential garage door brand to hold the Good Housekeeping Seal of Approval, CBP has a significant level of goodwill in its strong family of brands, including: Clopay®, America’s Favorite Garage Doors®; Holmes Garage Door Company® and IDEAL Door®. Principal global and regional trademarks used by AMES include AMES®, True Temper®, Garant®, UnionTools®, Hound Dog®, Westmix™, Cyclone®, Southern Patio®, Northcote Pottery™, Kelso™, Dynamic Design™, Razor-Back® Professional Tools and Jackson® Professional Tools. The HBP business has 778 registered trademarks and approximately 104 pending trademark applications around the world. Plastics uses the Clopay® trademark in addition to its 7 other brand names, and holds 72 registered trademarks and 6 pending trademark applications around the world. Griffon’s rights in these trademarks endure for as long as they are used and registered.

Patents are significant to Plastics. Technology evolves rapidly in the plastics business, and Plastics’ customers are constantly striving to offer products with innovative features at a competitive price to the end consumer. As a result, Plastics constantly seeks to offer new and innovative products to its customers. Plastics has 24 issued patents and 16 pending patent applications in the U.S., and 154 corresponding foreign patents and patent applications, primarily covering breathable and elastic polymer films and laminates and various methods and machinery for producing these materials. Patents are also important to our HBP business. CBP holds 19 issued patents and has 3 patent applications pending in the U.S., as well as 18 corresponding foreign patents and patent applications, primarily related to garage door system components. AMES protects its designs and product innovation through the use of patents, and currently has 256 issued patents and 56 pending patent applications in the U.S., as well as 176 and 63 corresponding foreign patents and patent applications, respectively. Design patents are generally valid for fourteen years, and utility patents are generally valid for twenty years. Our various patents are in different stages of their useful life.

In the government and defense business, formal intellectual property rights are of limited value. Therefore, our Telephonics business tends to hold most of its important intellectual property as trade secrets, which it protects through the use of contract terms and carefully restricting access to its technology.

Executive Officers of the Registrant

The following is a current list of Griffon’s executive officers:

Name	Age	Positions Held and Prior Business Experience
Ronald J. Kramer	56
Chief Executive Officer since April 2008, Director since 1993, Vice Chairman of the Board since November 2003, and President from February 2009 to December 2012. From 2002 through March 2008, President and a Director of Wynn Resorts, Ltd., a developer, owner and operator of destination casino resorts.  From 1999 to 2001, Managing Director at Dresdner Kleinwort Wasserstein, an investment banking firm, and its predecessor Wasserstein Perella & Co. Formerly on the boards of directors of Leap Wireless International, Inc. (NASDAQ: LEAP), Monster Worldwide, Inc. (NYSE: MWW) and Sapphire Industrials Corporation (AMEX: FYR). Mr. Kramer is the son-in-law of Harvey R. Blau, Griffon’s Chairman of the Board.

Robert F. Mehmel	52
President and Chief Operating Officer since December 2012. From August 2008 to October 2012, President and Chief Operating Officer of DRS Technologies (“DRS”), a supplier of integrated products, services and support to military forces, intelligence agencies and prime contractors worldwide. From May 2006 to August 2008, Executive Vice President and Chief Operating Officer of DRS and from January 2001 to May 2006, Executive Vice President, Business Operations and Strategy, of DRS.

Douglas J. Wetmore	57
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

Seth L. Kaplan	45
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

In general, Griffon is subject to the same general risks and uncertainties that impact other diverse manufacturing companies including, but not limited to, general economic, industry and/or market conditions and growth rates; impact of natural disasters and their effect on global markets; continued events in the Middle East and Asia and possible future terrorist threats and their effect on the worldwide economy; and changes in laws or accounting rules. Griffon has identified the following specific risks and uncertainties that it believes have the potential to materially affect its business and financial condition.

Current worldwide economic uncertainty and market volatility could adversely affect Griffon’s businesses.

The current worldwide economic uncertainty and market volatility could continue to have an adverse effect on Griffon during 2015, particularly in HBP, which is substantially linked to the U.S. housing market and the U.S. economy in general. Also, purchases of AMES' products are discretionary for consumers who are generally more willing to purchase products during periods in which favorable macroeconomic conditions prevail. Additionally, the current condition of the credit markets could impact Griffon’s ability to refinance expiring debt, obtain additional credit for investments in current businesses or for acquisitions, with favorable terms, or there may be no financing available. Griffon is also exposed to basic economic risks including a decrease in the demand for the products and services it offers or a higher likelihood of default on its receivables.

Adverse trends in the housing sector and in general economic conditions will directly impact Griffon’s business.

HBP’s business is influenced by market conditions for new home construction and renovation of existing homes. For the year ended September 30, 2014, approximately 49% of Griffon’s consolidated revenue was derived from the HBP segment, which is heavily dependent on new home construction and renovation of existing homes. The strength of the U.S. economy, the age of existing home stock, job growth, interest rates, consumer confidence and the availability of consumer credit, as well as demographic factors such as migration into the U.S. and migration of the population within the U.S., also have an effect on HBP. In that respect, the significant downturn in the housing market has had an adverse effect on the operating results of HBP and this effect is likely to continue in 2015, particularly with respect to CBP business.

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

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon's consolidated revenue. Approximately 14% of consolidated revenue and 46% of the Plastics segment revenue for the year ended September 30, 2014 was generated from P&G. Home Depot, Lowe’s, Menards and Bunnings are significant customers of HBP with Home Depot accounting for approximately 12% of consolidated revenue and 23% of HBP's revenue for the year ended September 30, 2014. The U.S. Government and its agencies and subcontractors, including Lockheed Martin and Boeing, is a significant customer of Telephonics, and accounts for approximately 15% of consolidated revenue and 72% of Telephonics segment revenue, inclusive of sales made through Lockheed Martin and Boeing where Telephonics serves as a subcontractor; Lockheed Martin and Boeing each represent less than 10% of consolidated revenue inclusive of such sales to the U.S. Government. Future operating results will continue to substantially depend on the success of Griffon’s largest customers, as well as Griffon’s relationship with them. Orders from these customers are subject to fluctuation and may be reduced materially due to changes in customer needs. Any reduction or delay in sales of products to one or more of these customers could significantly reduce Griffon’s revenue. Griffon’s operating results will also depend on successfully developing relationships with additional key customers. Griffon cannot assure that its largest customers will be retained or that additional key customers will be recruited. Also, HBP and Plastics extend credit to their customers, which exposes them to credit risk. HBP’s largest customer accounted for approximately 18% and 9% of HBP’s and Griffon’s net accounts receivable as of September 30, 2014, respectively. Plastics’ largest customer accounted for approximately 27% and 7% of Plastics' and Griffon’s net accounts receivable as of September 30, 2014, respectively. If either of these customers were to become insolvent or otherwise unable to pay its debts, the financial condition, results of operations and cash flows of the respective segments and Griffon could be adversely affected.

Reliance on third party suppliers and manufacturers may impair AMES' ability to meet its customer demands.

AMES relies on a limited number of domestic and foreign companies to supply components and manufacture certain of its products. The percentage of AMES products sourced, based on revenue, approximated 41% in 2014. Reliance on third party suppliers and manufacturers may reduce control over the timing of deliveries and quality of AMES' products. Reduced product quality or failure to deliver products timely may jeopardize relationships with certain of AMES' key customers. In addition, reliance on third party suppliers or manufacturers may result in failure to meet AMES' customer demands. Continued turbulence in the worldwide economy may affect the liquidity and financial condition of AMES' suppliers. Should any of these parties fail to manufacture sufficient supply, go out of business or discontinue a particular component, alternative suppliers may not be found in a timely manner, if at all. Such events could impact AMES' ability to fill orders, which could have a material adverse effect on customer relationships.

If Griffon is unable to obtain raw materials for products at favorable prices it could adversely impact operating performance.

HBP’s and Plastics’ suppliers primarily provide resin, wood and steel. Assurance cannot be provided that these segments will not experience shortages of raw materials or components for products or be forced to seek alternative sources of supply. If temporary shortages due to disruptions in supply caused by weather, transportation, production delays or other factors require raw materials to be secured from sources other than current suppliers, the terms may not be as favorable as current terms or certain materials may not be available at all. In recent years, HBP and Plastics have experienced price increases in steel and plastic resins.

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

AMES is subject to risks associated with sourcing from Asia.

A substantial amount of AMES finished goods sourcing is done through supply agreements with China based vendors. China does not have a well-developed, consolidated body of laws governing agreements with international customers. Enforcement of existing laws or contracts based on existing law may be uncertain and sporadic, and it may be difficult to obtain swift and equitable enforcement or to obtain enforcement of a judgment by a court of another jurisdiction. The relative inexperience of China’s judiciary in many cases creates additional uncertainty as to the outcome of any litigation. In addition, interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes. Products entering from China may be subject to import quotas, import duties and other restrictions. Any inability to import these products into the U.S. and any tariffs that may be levied with respect to these products may have a material adverse result on AMES' business and results of operations, financial position and cash flows.

Griffon’s businesses are subject to seasonal variations and the impact of uncertain weather patterns.

Historically, Griffon’s revenue and income are lowest in our first and fourth quarters ending December 31, and September 30, respectively, and highest in our second and third quarters ending March 31, and June 30, respectively, primarily due to the seasonality of AMES' business. With the 2014 acquisition of Northcote and Cyclone, both in Australia, AMES' revenue is less susceptible to seasonality. In 2014, 58% of AMES' sales occurred during the second and third quarters compared to 63% in 2013. CBP’s business is driven by residential renovation and construction during warm weather, which is generally at reduced levels during the winter months, generally in our second quarter. Griffon's revenue is expected to be lowest in the first quarter and highest in the third quarter.

Demand for lawn and garden products is influenced by weather, particularly weekend weather during the peak gardening season. AMES sales volumes could be adversely affected by certain weather patterns such as unseasonably cool or warm temperatures, hurricanes, water shortages or floods. In addition, lack of snow or lower than average snowfall during the winter season may result in reduced sales of certain AMES products, such as snow shovels and other snow tools. As a result, AMES' results of operations, financial results and cash flows could be adversely impacted.

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

Griffon employs approximately 6,100 people on a full-time basis, approximately 8% of whom are covered by collective bargaining or similar labor agreements (all within Telephonics and AMES). If unionized employees engage in a strike or other work stoppage, or if Griffon is unable to negotiate acceptable extensions of agreements with labor unions, a significant disruption of operations and increased operating costs could occur. In addition, any renegotiation or renewal of labor agreements could result in higher wages or benefits paid to unionized employees, which could increase operating costs and could have a material adverse effect on profitability.

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

Telephonics sells products to the U.S. government and its agencies both directly and indirectly as a first-tier supplier to prime contractors in the defense industry such as Lockheed Martin, Boeing, Sikorsky and Northrop Grumman. In the year ended September 30, 2014, U.S. government contracts and subcontracts accounted for approximately 15% of Griffon’s consolidated revenue. Contracts involving the U.S. government may include various risks, including:

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

The programs in which Telephonics participates may extend for several years, and may be funded on an incremental basis. Decreases in the U.S. defense budget, in particular with respect to programs to which Telephonics supplies materials, could have a material adverse impact on Telephonics financial conditions, results of operations and cash flows. The U.S. government may not continue to fund programs to which Telephonics’ development projects apply. Even if funding is continued, Telephonics may fail to compete successfully to obtain funding pursuant to such programs. Reductions to funding on existing programs or delays in the funding of new opportunities could affect the timing of revenue recognition, and impact Telephonics' and Griffon's results of operations.

In 2014, the Budget Control Act called for additional substantial, mandatory defense spending reductions, known as “sequestration.” There continues to be much uncertainty regarding how sequestration will be implemented. There are many variables in how the law could be applied that make it difficult to determine the specific impacts; however, we expect that sequestration will result in lower revenues, profits and cash flows for Telephonics.

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

Telephonics’ business could be adversely affected by a negative audit by the U.S. Government

As a government contractor, and a subcontractor to government contractors, Telephonics is subject to audits and investigations by U.S. Government Agencies such as the Defense Contract Audit Agency, the Defense Security Service, with respect to its classified contracts, other Inspectors General and the Department of Justice. These agencies review a contractor’s performance under its contracts, its cost structure and compliance with applicable laws and standards as well as compliance with applicable regulations, including those relating to facility and personnel security clearances. These agencies also review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s management, purchasing, property, estimating, compensation, and accounting and information systems. Any costs found to be misclassified or improperly allocated to a specific contract will not be reimbursed, or must be refunded if already billed and collected. Griffon could incur significant expenses in complying with audits and subpoenas issued by the government in aid of inquiries and investigations. If an audit or an investigation uncovers improper or illegal activities, Telephonics may be subject to civil and criminal penalties and/or administrative sanctions, which could include contract termination, forfeiture of profit, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government. In addition, if allegations of impropriety are made, Telephonics and Griffon could suffer serious reputational harm.

Many of our contracts contain performance obligations that require innovative design capabilities, are technologically complex, or are dependent upon factors not wholly within our control. Failure to meet these obligations could adversely affect customer relations, future business opportunities, and our overall profitability.

Telephonics designs, develops and manufactures advanced and innovative surveillance and communication products for a broad range of applications for use in varying environments. As with many of our programs, system specifications, operational requirements and test requirements are challenging, exacerbated by the need for quick delivery schedules. Technical problems encountered and delays in the development or delivery of such products, as well as the inherent discretion involved in government approval related to compliance with applicable specifications of products supplied under government contracts, could prevent us from meeting contractual obligations, which could subject us to termination for default. Under a termination for default, the company is entitled to negotiate payment for undelivered work if the Government requests the transfer of title and delivery of partially completed supplies and materials. Conversely, if the Government does not make this request, there is no obligation to reimburse the company for its costs incurred. We may also be subject to the repayment of advance and progress payments, if any. Additionally, the company may be liable to the Government for any of its excess costs incurred in acquiring supplies and services similar to those terminated for default, and for other damages. Should any of the foregoing events occur, it could result in a material adverse effect on our financial position.

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

Product and technological developments are accomplished both through internally-funded R&D projects, as well as through strategic partnerships with customers. Because it is not generally possible to predict the amount of time required and costs involved in achieving certain R&D objectives, actual development costs may exceed budgeted amounts and estimated product development schedules may be extended. Griffon’s financial condition and results of operations may be materially and adversely affected if:

•	Product improvements are not completed on a timely basis;

•	New products are not introduced on a timely basis or do not achieve sufficient market penetration;

•	There are budget overruns or delays in R&D efforts; or

•	New products experience reliability or quality problems.

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

Griffon and its companies conduct operations in Germany, Canada, Brazil, Australia, Turkey and China, and sell their products in many countries around the world. Sales of products through non-U.S. subsidiaries accounted for approximately 24% of consolidated revenue for the year ended September 30, 2014. These sales could be adversely affected by changes in political and economic conditions, trade protection measures, the ability of the Company to enter into industrial cooperation agreements (off-set agreements), differing intellectual property rights laws and changes in regulatory requirements that restrict the sales of products or increase costs in such locations. Enforcement of existing laws in such jurisdictions can be uncertain, and the lack of a sophisticated body of laws can create various uncertainties, including with respect to customer and supplier contracts. Currency fluctuations between the U.S. dollar and the currencies in the non-U.S. regions in which Griffon does business may also have an impact on future reported financial results.

Our international sales and operations are subject to applicable laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect our operations. We are subject to various anti-corruption laws that prohibit improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business. In addition, we are subject to export controls, laws and regulations applicable to us, including the Arms Export Control Act, the International Traffic in Arms Regulation and the Export Administration Regulations, and economic sanctions laws and embargoes imposed by various governments or organizations, including the U.S. and the European Union or member countries. Violations of anti-corruption, export controls, or sanctions laws may result in severe criminal or civil sanctions and penalties, including debarments from export privileges, loss of authorizations needed to conduct our international business, or harm our ability to enter into contracts with the U.S. Government, and we may be subject to other liabilities, which could have a material adverse effect on our business, results of operations and financial condition.

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

Griffon is regularly improving its technology and employing existing technologies in new ways. Though Griffon takes reasonable precautions to ensure it does not infringe on the rights of others, it is possible that Griffon may inadvertently infringe on, or may be accused of infringing on, proprietary rights held by others. If Griffon is found to have infringed on the propriety rights held by others, any related litigation or settlement relating to such infringement may have a material effect on Griffon’s business, results of operations and financial condition.

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

Compliance with restrictions and covenants in Griffon’s debt agreements may limit its ability to take corporate actions.

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

The outstanding convertible notes are convertible when a “market price” condition is satisfied and also upon the occurrence of other circumstances as more fully described in the Notes Payable, Capitalized Leases and Long-Term Debt footnote in the Notes to Consolidated Financial Statements. Upon conversion, at Griffon’s discretion, note holders will receive $1 in cash for each $1 principal amount of notes presented for conversion or an equivalent value in Griffon’s common stock, and Griffon common stock for the value above the principal amount of the notes. The potential shares of Griffon common stock issuable for value above the principal value of the notes are considered in the calculation of diluted earnings per share and volatility in Griffon’s stock price could cause these notes to be dilutive in one quarter and not in a subsequent quarter, increasing the volatility of fully diluted earnings per share.

Griffon may be unable to raise additional financing if needed

Griffon may need to raise additional financing in the future in order to implement its business plan, refinance debt, or to acquire new or complimentary businesses or assets. Any required additional financing may be unavailable, or only available at unfavorable terms, due to uncertainties in the credit markets. If Griffon raises additional funds by issuing equity securities, current holders of its common stock may experience significant ownership interest dilution and the holders of the new securities may have rights senior to the rights associated with current outstanding common stock.

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

The issuance of additional equity securities or securities convertible into equity securities would result in dilution to existing stockholders’ equity interests. Griffon is authorized to issue, without stockholder vote or approval, 4,200,000 shares of preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of Griffon’s common stock. There is no present intention of issuing any such preferred stock, but Griffon reserves the right to do so in the future. In addition, Griffon is authorized to issue, without stockholder approval, up to 85,000,000 shares of common stock, of which 53,148,612 shares, net of treasury shares, were outstanding as of September 30, 2014. Additionally, Griffon is authorized to issue, without stockholder approval, securities convertible into either shares of common stock or preferred stock.

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

Griffon occupies approximately 7,700,000 square feet of general office, factory and warehouse space throughout the U.S., Germany, Canada, Brazil, Australia, Turkey, China and the United Kingdom. For a description of the encumbrances on certain of these properties, see the Notes Payable, Capitalized Leases and Long-Term Debt footnote in the Notes to Consolidated Financial Statements. The following table sets forth certain information related to Griffon’s major facilities:

Location	Business Segment	Primary Use	Approx. Square Footage	Owned/ Leased	Lease End Year
New York, NY	Corporate	Headquarters	10,000	Leased	2016
Jericho, NY	Corporate	Office	6,900	Leased	2016
Farmingdale, NY	Telephonics	Manufacturing/R&D	180,000	Owned
Huntington, NY	Telephonics	Manufacturing	90,000	Owned
Huntington, NY	Telephonics	Manufacturing	100,000	Leased	2016
Columbia, MD	Telephonics	Engineering	25,000	Leased	2015
Elizabeth City, NC	Telephonics	Repair and Service	22,000	Leased	2039
Mason, OH	Home & Building Products/ Clopay Plastic Products	Office/R&D	131,000	Owned
Aschersleben, Germany	Clopay Plastic Products	Manufacturing	289,000	Owned
Dombuhl, Germany	Clopay Plastic Products	Manufacturing	124,000	Owned
Augusta, KY	Clopay Plastic Products	Manufacturing	354,000	Owned
Nashville, TN	Clopay Plastic Products	Manufacturing	210,000	Owned
Nashville, TN	Clopay Plastic Products	Manufacturing	190,000	Leased	2019
Jundiai, Brazil	Clopay Plastic Products	Manufacturing	114,000	Owned
Hangzhou, China	Clopay Plastic Products	Manufacturing	44,000	Leased	2015
Istanbul, Turkey	Clopay Plastic Products	Manufacturing	30,000	Leased	2014
Troy, OH	Home & Building Products	Manufacturing	867,000	Leased	2021
Russia, OH	Home & Building Products	Manufacturing	339,000	Owned
Carlisle, PA	Home & Building Products	Manufacturing, Distribution	1,227,000	Leased	2015
Reno, NV	Home & Building Products	Manufacturing, Distribution	400,000	Leased	2017
Camp Hill, PA	Home & Building Products	Office, Manufacturing	380,000	Leased	2020
Harrisburg, PA	Home & Building Products	Manufacturing	264,000	Owned
St. Francois, Quebec	Home & Building Products	Manufacturing, Distribution	353,000	Owned
Falls City, NE	Home & Building Products	Manufacturing	82,000	Owned
Cork, Ireland	Home & Building Products	Manufacturing, Distribution	74,000	Owned
Victoria, Australia	Home & Building Products	Manufacturing, Distribution	32,000	Leased	2016
Victoria, Australia	Home & Building Products	Manufacturing	29,000	Leased	2017
Victoria, Australia	Home & Building Products	Distribution	57,000	Leased	2017
New South Wales, Australia	Home & Building Products	Distribution	32,000	Leased	2017
New South Wales, Australia	Home & Building Products	Manufacturing	72,000	Leased	2015

Griffon also leases approximately 1,000,000 square feet of space for the CBP distribution centers in numerous facilities throughout the U.S. and in Canada. In addition, AMES owns approximately 200,000 square feet of space for wood mills in the U.S. and leases approximately 250,000 square feet of additional distribution facility space throughout Australia.

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

Item 4.    Reserved

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Griffon’s Common Stock is listed for trading on the New York Stock Exchange under the symbol “GFF”. The following table shows, for the periods indicated, the quarterly range in the high and low sales prices for Griffon’s Common Stock and the amount of dividends paid during the last two years:

	Fiscal 2014			Fiscal 2013
	Market Prices		Dividends	Market Prices		Dividends
	High	Low	Per Share	High	Low	Per Share
Quarter ended December 31,	$13.64	$11.87	$0.03	$11.50	$8.03	$0.025
Quarter ended March 31,	14.34	11.73	0.03	12.24	10.85	0.025
Quarter ended June 30,	12.55	10.45	0.03	12.08	9.73	0.025
Quarter ended September 30,	12.77	10.43	0.03	12.68	10.85	0.025
			$0.12			$0.100

Dividends

On November 17, 2011, the Company began declaring quarterly cash dividends. During 2012, the Company declared and paid quarterly dividends of $0.02 per share, totaling $0.08 per share for the year. During 2013, the Company declared and paid quarterly dividends of $0.025 per share, totaling $0.10 per share for the year. During 2014, the Company declared and paid quarterly dividends of $0.03 per share, totaling $0.12 per share for the year. No cash dividends on Common Stock were declared or paid during the two years ended September 30, 2011. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors, at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends.

On November 12, 2014, the Company declared a $0.04 per share dividend payable on December 23, 2014 to shareholders of record as of December 3, 2014.

Holders

As of October 31, 2014, there were approximately 11,000 record holders of Griffon’s Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under Griffon’s equity compensation plans is contained in Part III, Item 12 of this Form 10-K.

Issuer Purchase of Equity Securities

The table below presents shares of Griffon Stock which were acquired by Griffon during the fourth quarter of 2014:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2014	160,000	(1)	$12.44	160,000
August 1 - 31, 2014	3,076	(2)	11.19	—
September 1 - 30, 2014	408,246	(3)	12.27	398,150
Total	571,322		$12.31	558,150	$38,860	(1)

1.
Shares were purchased by the Company in open market purchases pursuant to share repurchase plans authorized by the Company’s Board of Directors. On May 1, 2014, the Company’s Board of Directors authorized the repurchase of up to $50,000 of Griffon common stock; as of September 30, 2014, $38,860 remained available for purchase under this program.

2.	Includes 3,076 shares acquired by the Company from holders of restricted stock upon vesting of the restricted stock to satisfy tax withholding obligations of the holders.

3.
Includes (a) 398,150 shares purchased by the Company in open market purchases pursuant to a stock buyback plan authorized by the Company’s Board of Directors and (b) 10,096 shares acquired by the Company from the holders of restricted stock upon vesting of the restricted stock to satisfy tax withholding obligations of the holders.

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

The following graph sets forth the cumulative total return to Griffon’s stockholders during the five years ended September 30, 2014, as well as an overall stock market (S&P Small Cap 600 Index) and Griffon’s peer group index (Dow Jones U.S. Diversified Industrials Index). Assumes $100 was invested on September 30, 2009, including the reinvestment of dividends, in each category.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Griffon Corporation, the S&P Smallcap 600 Index
and the Dow Jones US Diversified Industrials Index

$250
$200
$150
$100
$50
$0
9/09
9/10
9/11
9/12
9/13
9/14
Griffon Corporation
S&P Smallcap 600
Dow Jones US Diversified Industrials

*$100 invested on 9/30/09 in stock or index, including reinvestment of dividends.

Item 6.    Selected Financial Data

	For the Years Ended September 30,
(in thousands, except per share amounts)	2014	2013	2012	2011	2010
Revenue	$1,991,811	$1,871,327	$1,861,145	$1,830,802	$1,293,996

Income (loss) before taxes and discontinued operations	$(5,716)	$14,333	$21,941	$(14,349)	$13,812
Provision (benefit) for income taxes	(5,539)	7,543	4,930	(6,918)	4,308
Income (loss) from continuing operations	(177)	6,790	17,011	(7,431)	9,504
Income (loss) from discontinued operations	—	(3,023)	—	—	88
Net Income (loss)	$(177)	$3,767	$17,011	$(7,431)	$9,592

Basic earnings (loss) per share:
Continuing operations	$0.00	$0.12	$0.30	$(0.13)	$0.16
Discontinued operations	—	(0.06)	—	—	0.00
Net income (loss)	$0.00	$0.07	$0.30	$(0.13)	$0.16
Weighted average shares outstanding	49,367	54,428	55,914	58,919	58,974

Diluted earnings (loss) per share:
Continuing operations	$0.00	$0.12	$0.30	$(0.13)	$0.16
Discontinued operations	—	(0.05)	—	—	0.00
Net income (loss)	$0.00	$0.07	$0.30	$(0.13)	$0.16
Weighted average shares outstanding	49,367	56,563	57,329	58,919	59,993

Cash dividends declared per common share	$0.12	$0.10	$0.08	$—	$—

Capital expenditures	$77,094	$64,441	$68,851	$87,617	$40,477
Depreciation and amortization	$67,396	$70,748	$66,264	$60,712	$40,442
Total assets	$1,820,361	$1,777,608	$1,802,921	$1,861,983	$1,750,430

Current portion of debt, net of debt discount	$7,886	$10,768	$17,703	$25,164	$20,901
Long term portion of debt, net of debt discount	805,101	678,487	681,907	688,247	503,935
Total debt, net of debt discount	$812,987	$689,255	$699,610	$713,411	$524,836

Notes:
Results of operations from acquired businesses are included from the date of acquisition forward.  The fair value of assets and liabilities, inclusive of changes resulting from operating the businesses, are included in the first period ended after the date of each acquisition, and all periods thereafter.

2014 includes $6,136 of restructuring charges ($3,804, net of tax, or $0.07 per share), $3,161 of acquisition costs ($1,960, net of tax, or $0.04 per share), $38,890 loss on debt extinguishment ($24,964, net of tax, or $0.49 per share) and discrete tax benefits, net, of $4,674 or $0.09 per share.

2013 includes $13,262 of restructuring charges ($8,266, net of tax, or $0.15 per share), a loss on pension settlement of $2,142 ($1,392, net of tax, or $0.02 per share) and discrete tax benefits, net, of $325 or $0.01 per share.

2012 includes $4,689 of restructuring charges ($3,048, net of tax, or $0.05 per share), $477 of acquisition related costs ($310, net of tax, or $0.01 per share) and discrete tax benefits, net, of $5,110, or $0.09 per share.

2011 includes $26,164 ($16,813, net of tax, or $0.29 per share) of loss on debt extinguishment; $15,152 ($9,849, net of tax, or $0.17 per share) of increased cost of goods sold related to the sale of inventory recorded at fair value in connection with acquisition accounting for AMES; $7,543 ($4,903, net of tax, or $0.08 per share) of restructuring charges; and $4,570, or $0.08 per share of discrete tax benefits, net.

2010 includes $9,805 ($7,704, net of tax, or $0.13 per share) of acquisition costs; $4,180 ($2,717, net of tax, or $0.05 per share) of restructuring charges; $1,117 ($726, net of tax, or $0.01 per share) of loss on debt extinguishment; and $2,307, or $0.04 per share of discrete tax benefits, net.

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

OVERVIEW

The Company

Griffon Corporation (the “Company” or “Griffon”) is a diversified management and holding company conducting business through wholly-owned subsidiaries. Griffon oversees the operations of its subsidiaries, allocates resources among them and manages their capital structures. Griffon provides direction and assistance to its subsidiaries in connection with acquisition and growth opportunities as well as in connection with divestitures. Griffon, to further diversify, also seeks out, evaluates and, when appropriate, will acquire additional businesses that offer potentially attractive returns on capital.

Headquartered in New York, N.Y., the Company was founded in 1959 and is incorporated in Delaware. Griffon is listed on the New York Stock Exchange and trades under the symbol GFF.

Griffon currently conducts its operations through three reportable segments: Telephonics Corporation (“Telephonics”), Home & Building Products (“HBP”) and Clopay Plastic Products Company (“Plastics”).

•	HBP consists of two companies, The AMES Companies, Inc. (“AMES”) and Clopay Building Products (“CBP”). HBP accounted for 49% of Griffon’s consolidated revenue in 2014, and 46% in both 2013 and 2012:

◦
AMES is a global provider of non-powered landscaping products that make work easier for homeowners and professionals. AMES’ revenue was 25% of Griffon’s consolidated revenue in 2014, and 23% in both 2013 and 2012.

◦
CBP is a leading manufacturer and marketer of residential, commercial and industrial garage doors to professional installing dealers and major home center retail chains. CBP’s revenue was 24% of Griffon’s consolidated revenue in 2014, and 23% in both 2013 and 2012.

•
Telephonics designs, develops and manufactures high-technology integrated information, communication and sensor system solutions for military and commercial markets worldwide. Telephonics’ revenue was 21% of Griffon’s consolidated revenue in 2014, and 24% in both 2013 and 2012.

•
Plastics is an international leader in the development and production of embossed, laminated and printed specialty plastic films used in a variety of hygienic, health-care and industrial applications.  Plastics’ revenue was 30% of Griffon’s consolidated revenue in 2014, 2013 and 2012.

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

On December 31, 2013, AMES acquired Northcote Pottery (“Northcote”), founded in 1897 and a leading brand in the Australian outdoor planter and decor market, for approximately $22,000. Northcote complements Southern Patio®, acquired in 2011, and adds to AMES’ existing lawn and garden operations in Australia.

CONSOLIDATED RESULTS OF OPERATIONS

2014 Compared to 2013

Revenue for the year ended September 30, 2014 was $1,991,811, compared to $1,871,327 in the prior year, with the increase driven by HBP and Plastics. Gross profit for 2014 was $459,399 compared to $417,585 in 2013, with gross margin as a percent of sales (“gross margin”) of 23.1% and 22.3%, respectively.

Selling, general and administrative (“SG&A”) expenses increased $34,630 to $375,099 in 2014 from $340,469 in 2013 in support of the increased level of sales and due to the inclusion of Northcote and Cyclone expenses from their respective acquisition dates. SG&A for 2014, as a percent of revenue, increased to 18.8% from 18.2% in 2013. SG&A included $3,161 of acquisition related expenses in 2014, and a $2,142 pension settlement loss resulting from the lump-sum buyout of certain participant’s balances in the Company’s defined benefit plan in 2013.

Interest expense in 2014 totaled $48,447, a decrease of $4,073 compared to the prior year, primarily driven by lower average borrowing rates as a result of the Senior Notes refinancing, partially offset by increased debt levels.

Other income of $3,154 in 2014 and $2,646 in 2013 consists primarily of currency exchange transaction gains and losses from receivables and payables held in non-functional currencies, and net gains on investments.

Griffon reported a pretax loss for the year ended September 30, 2014 compared to pretax income for the prior year. In 2014, the Company recognized a tax benefit from continuing operations of 96.9% compared to a provision of 52.6% in 2013.  The 2014 and 2013 rates reflected net discrete benefits of $4,674 and $325, respectively, resulting from release of previously established reserves for uncertain tax positions on conclusion of tax audits, the filing of tax returns in various jurisdictions and tax basis review and adjustment for the impact of tax law changes enacted; the 2013 discrete amount also reflected net benefits resulting from various tax planning initiatives in prior years and the retroactive extension of the federal R&D credit signed into law January 2, 2013. Excluding discrete tax items, the 2014 rate would have been a benefit of 15.1%, and the 2013 rate would have been a provision of 54.9%. In both years, the effective rates reflect the impact of permanent differences not deductible in determining taxable income, mainly limited deductibility of restricted stock, tax reserves and of changes in earnings mix between domestic and non-domestic operations, all of which are material relative to the level of pretax result.

Net loss from continuing operations was $177, or $0.00 per share, for 2014 compared to income of $6,790, or $0.12 cents per share in the prior year. The current year results included:

•	Loss from debt extinguishment of $38,890 ($24,964, net of tax or $0.49 per share);

•	Restructuring charges of $6,136 ($3,804, net of tax, or $0.07 per share);

•	Acquisition costs of $3,161 ($1,960, net of tax, or $0.04 per share); and

•	Discrete tax benefits, net, of $4,674 or $0.09 per share

The prior year results included:

•	Restructuring charges of $13,262 ($8,266, net of tax, or $0.15 per share);

•	Loss on pension settlement of $2,142 ($1,392, net of tax or $0.02 per share); and

•	Discrete tax benefits, net, of $325 or $0.01 per share.

Excluding these items from both reporting periods, 2014 Net income from continuing operations would have been $25,877 thousand, or $0.51 per share compared to $16,123, or $0.29 per share, in 2013.

2013 Compared to 2012

Revenue for the year ended September 30, 2013 was $1,871,327, compared to $1,861,145 in the prior year, with the increase driven by Telephonics. Gross profit for 2013 was $417,585 compared to $418,805 in 2012, with gross margin as a percent of sales of 22.3% and 22.5%, respectively.

SG&A expenses decreased $1,227 to $340,469 in 2013 from $341,696 in 2012. SG&A expenses as a percent of revenue for 2013 decreased to 18.2% from 18.4% in 2012. In 2013, SG&A included a $2,142 pension settlement loss resulting from the lump-sum buyout of certain participant’s balances in the Company’s defined benefit plan; the buyouts, funded by the pension plan, reduced the Company's net pension liability by $3,472. SG&A expenses in 2012 included $477 of acquisition-related expenses.

Interest expense in 2013 totaled $52,520, in-line with the prior year of $52,007.

Other income of $2,646 in 2013 and $1,236 in 2012 consists primarily of currency exchange transaction gains and losses from receivables and payables held in non-functional currencies, and net gains on investments.

Griffon’s effective tax rate for 2013 was 52.6% compared to a benefit of 22.5% in 2012.  The 2013 rate reflected net discrete benefits of $325 primarily resulting from release of previously established reserves for uncertain tax positions on conclusion of tax audits, benefits from various tax planning initiatives, and benefits arising on the filing of tax returns in various jurisdictions. The 2012 rate reflected net discrete benefits of $5,110 primarily from the release of previously established reserves for uncertain tax positions on conclusion of various tax audits, and benefits related to various tax planning initiatives.  Excluding discrete tax items, the 2013 rate would have been 54.9%, and the 2012 benefit would have been 45.8%. In both years, the effective rates reflect the impact of permanent differences not deductible in determining taxable income, mainly limited deductibility of restricted stock, tax reserves and of changes in earnings mix between domestic and non-domestic operations, all of which are material relative to the level of pretax result.

Net income from continuing operations was $6,790, or $0.12 per share, for 2013 compared to $17,011 or $0.30 cents per share in the prior year. The current year results included:

•	Restructuring charges of $13,262 ($8,266, net of tax, or $0.15 per share);

•	Loss on pension settlement of $2,142 ($1,392, net of tax or $0.02 per share); and

•	Discrete tax benefits, net, of $325 or $0.01 per share.

The prior year results included:

•	Restructuring charges of $4,689 ($3,048, net of tax, or $0.05 per share);

•	Acquisition and integration costs of $477 ($310, net of tax, or $0.01 per share); and

•	Discrete tax benefits, net, of $5,110, or $0.09 per share.

Excluding these items from both reporting periods, 2013 Net income from continuing operations would have been $16,123, or $0.29 per share compared to $15,259, or $0.27 per share, in 2012.

Griffon evaluates performance based on Earnings (loss) per share from continuing operations and Net income (loss) from continuing operations excluding, as applicable, restructuring charges, gains (losses) from pension settlement and debt extinguishment, acquisition-related expenses, including the impact of the fair value of inventory acquired as part of a business combination, and discrete tax items (a non-GAAP measure). Griffon believes this information is useful to investors for the same reason. The following table provides a reconciliation of Earnings (loss) per share from continuing operations and Net income (loss) from continuing operations to Adjusted earnings (loss) per share from continuing operations and Adjusted net income from continuing operations:

GRIFFON CORPORATION AND SUBSIDIARIES
RECONCILIATION OF INCOME (LOSS) FROM CONTINUING OPERATIONS
TO ADJUSTED INCOME FROM CONTINUING OPERATIONS
(Unaudited)

	For the Years Ended September 30,
	2014	2013	2012
Income (loss) from continuing operations	$(177)	$6,790	$17,011
Adjusting items, net of tax:
Loss from debt extinguishment	24,964	—	—
Restructuring	3,804	8,266	3,048
Acquisition costs	1,960	—	310
Loss on pension settlement	—	1,392	—
Discrete tax benefits	(4,674)	(325)	(5,110)
Adjusted income from continuing operations	$25,877	$16,123	$15,259
Earnings (loss) per common share from continuing operations	$0.00	$0.12	$0.30
Adjusting items, net of tax:
Loss from debt extinguishment	0.49	—	—
Restructuring	0.07	0.15	0.05
Acquisition costs	0.04	—	0.01
Loss on pension settlement	—	0.02	—
Discrete tax benefits	(0.09)	(0.01)	(0.09)
Adjusted earnings per share from continuing operations	$0.51	$0.29	$0.27

REPORTABLE SEGMENTS

The following table provides a reconciliation of Segment operating profit to Income (loss) before taxes and discontinued operations:

	For the Years Ended September 30,
INCOME (LOSS) BEFORE TAXES	2014	2013	2012
Segment operating profit:
Home & Building Products	$40,538	$26,130	$37,082
Telephonics	45,293	55,076	49,232
Plastics	28,881	16,589	13,688
Total segment operating profit	114,712	97,795	100,002
Net interest expense	(48,144)	(52,167)	(51,715)
Unallocated amounts	(33,394)	(29,153)	(26,346)
Loss from debt extinguishment	(38,890)	—	—
Loss on pension settlement	—	(2,142)	—
Income (loss) before taxes from continuing operations	$(5,716)	$14,333	$21,941

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

The following table provides a reconciliation of Segment adjusted EBITDA to Income (loss) before taxes and discontinued operations:

	For the Years Ended September 30,
	2014	2013	2012
Segment adjusted EBITDA:
Home & Building Products	$77,171	$70,064	$70,467
Telephonics	57,525	63,199	60,565
Plastics	56,291	48,100	40,000
Total Segment adjusted EBITDA	190,987	181,363	171,032
Net interest expense	(48,144)	(52,167)	(51,715)
Segment depreciation and amortization	(66,978)	(70,306)	(65,864)
Unallocated amounts	(33,394)	(29,153)	(26,346)
Loss from debt extinguishment	(38,890)	—	—
Restructuring charges	(6,136)	(13,262)	(4,689)
Acquisition costs	(3,161)	—	(477)
Loss on pension settlement	—	(2,142)	—
Income (loss) before taxes from continuing operations	$(5,716)	$14,333	$21,941

Home & Building Products

	Years Ended September 30,
	2014		2013		2012
Revenue:
AMES	$503,687		$419,549		$433,866
CBP	475,756		435,416		422,674
Home & Building Products	$979,443		$854,965		$856,540
Segment operating profit	$40,538	4.1%	$26,130	3.1%	$37,082	4.3%
Depreciation and amortization	31,580		36,195		32,034
Restructuring charges	1,892		7,739		874
Acquisition costs	3,161		—		477
Segment adjusted EBITDA	$77,171	7.9%	$70,064	8.2%	$70,467	8.2%

2014 Compared to 2013

Segment revenue increased $124,478, or 15%, compared to the prior year. AMES revenue increased 20%, mainly driven by inclusion of Northcote and Cyclone results (10%) from acquisition date, improved U.S. pots and planter sales (3%), and increased snow tool sales (7%). CBP revenue increased 9% due to increased volume (7%) and favorable product mix (2%). Segment revenue reflected the unfavorable impact of foreign currency translation of a weaker Canadian dollar (1%).

Segment operating profit in 2014 was $40,538 compared to $26,130 in 2013. The current and prior years included $1,892 and $7,739, respectively, of restructuring charges primarily related to the previously announced manufacturing and operations consolidation initiative at AMES, and the current year included $3,161 of acquisition costs related to the Northcote and Cyclone transactions. Excluding restructuring charges and acquisition costs, 2014 Segment operating profit totaled $45,591, an increase of $11,722 or 35% over the prior year comparable amount of $33,869, with the improvement due to increased volume and favorable product mix at CBP, and the contributions from Northcote and Cyclone (16%), partially offset by increased AMES' distribution and freight costs. AMES also continued to experience manufacturing inefficiencies in connection with its plant consolidation initiative, which are expected to continue until the initiative is complete at the end of calendar 2014. Segment operating profit included the unfavorable impact of foreign currency translation of a weaker Canadian dollar (4%). The prior year benefited from $1,000 in Byrd Amendment receipts (anti-dumping compensation from the government); current year Byrd Amendment receipts were not significant. Segment depreciation and amortization decreased $4,615 from the prior year.

On May 21, 2014, AMES acquired Cyclone for approximately $40,000, including a $4,000 working capital adjustment. Cyclone offers a full range of quality garden and hand tool products sold under various leading brand names including Cyclone®, Nylex® and Trojan®, designed to meet the requirements of both the Do-it-Yourself and professional trade segments. Cyclone is expected to generate approximately $65,000 of annualized revenue. Current year SG&A expenses included $2,363 of Cylone-related acquisition costs.

On December 31, 2013, AMES acquired Northcote, a leading brand in the Australian outdoor planter and decor market, for approximately $22,000. Northcote complements Southern Patio®, acquired in 2011, and adds to AMES’ existing lawn and garden operations in Australia. Northcote is expected to generate approximately $28,000 of annualized revenue. Current year SG&A expenses included $798 of Northcote-related acquisition costs.

2013 Compared to 2012

Segment revenue decreased $1,575, or less than 1%, compared to the prior year. CBP revenue increased 3% from the prior year, primarily due to somewhat higher volume (2%) and favorable mix (1%). AMES revenue decreased 3% compared to the prior year. AMES snow tool sales were impacted by lack of snowfall during the snow season and resultant reduced demand for snow tools; in addition, retailers held high levels of snow tool inventory carried over from the prior year, further affecting 2013 snow tool sales. AMES' sales in North America were also impacted by unfavorable weather conditions throughout the spring planting season, impacting lawn and garden tool sales.

Segment operating profit in 2013 was $26,130 compared to $37,082 in 2012. The current year period included $7,739 of restructuring charges primarily related to the previously announced manufacturing and operations consolidation initiative at AMES. Excluding restructuring charges, current year Segment operating profit was $33,869. The decrease from the prior year resulted from the impact of reduced AMES revenue, which affected absorption of manufacturing expenses, and manufacturing inefficiencies arising in connection with the plant consolidation initiative, partially offset by reduced warehouse and distribution costs, other cost control initiatives and an $873 increase in Byrd Amendment receipts. Improved CBP volume, favorable mix and improved distribution and manufacturing efficiencies contributed to the reported profit. Segment depreciation and amortization increased $4,161 from the prior year.

Restructuring and Acquisition Expenses

In 2014, 2013 and 2012, HBP recognized $1,892, $7,739 and $874, respectively, of restructuring and other related exit costs primarily related to one-time termination benefits, facility and other personnel costs, and asset impairment charges. In 2014, HBP had $3,161 of acquisition and integration costs related to Northcote and Cyclone, and in 2013 and 2012, had $0 and $477, respectively, of acquisition and integration costs related to Southern Patio®. Over the three-year period, HBP headcount was reduced by 206 as a result of these actions.

In January 2013, AMES announced its intention to close certain of its manufacturing facilities and consolidate affected operations primarily into its Camp Hill and Carlisle, PA locations. The intended actions, to be completed by the end of calendar 2014, will improve manufacturing and distribution efficiencies, allow for in-sourcing of certain production currently performed by third party suppliers, and improve material flow and absorption of fixed costs. Management estimates that these actions will result in annual cash savings exceeding $10,000 based on current operating levels; these savings are consistent with those anticipated at the onset of the initiative.

AMES anticipates incurring pre-tax restructuring and related exit costs approximating $8,000, comprised of cash charges of $4,000 and non-cash, asset-related charges of $4,000; cash charges will include $2,500 for one-time termination benefits and other personnel-related costs and $1,500 for facility exit costs. AMES expects $20,000 in capital expenditures in connection with this initiative and, to date, has incurred $7,941 and $17,728 in restructuring costs and capital expenditures, respectively.

During 2013, CBP completed the consolidation of its Auburn, Washington facility into its Russia, Ohio facility. HBP 2012 restructuring costs related primarily to an AMES facility closure and related termination benefits for administrative and production staff.

Telephonics

	Years Ended September 30,
	2014		2013		2012
Revenue	$419,005		$453,351		$441,503
Segment operating profit	$45,293	10.8%	$55,076	12.1%	$49,232	11.2%
Depreciation and amortization	7,988		7,373		7,518
Restructuring charges	4,244		750		3,815
Segment adjusted EBITDA	$57,525	13.7%	$63,199	13.9%	$60,565	13.7%

2014 Compared to 2013

Segment revenue decreased $34,346, or 8%, compared to 2013. The prior year period included $33,257 of electronic warfare program ("ICREW") revenue in which Telephonics served as a contract manufacturer; there was no such revenue in the current year. Excluding the ICREW program, revenue was in line with prior year.

Segment operating profit decreased $9,783 or 18%, compared to the prior year. Excluding restructuring charges, Segment operating profit decreased $6,289 or 11%, compared to the prior year. Segment operating profit decreased primarily due to reduced gross profit driven by the absence of ICREW revenue, increased operating costs and the effects of product mix.

During 2014, Telephonics was awarded several new contracts and incremental funding on existing contracts approximating $468,800. Contract backlog was $494,000 at September 30, 2014 with 65% expected to be fulfilled in the next 12 months; backlog was $444,000 at September 30, 2013. Backlog is defined as unfilled firm orders for products and services for which funding has been both authorized and appropriated by the customer or Congress, in the case of the U.S. government agencies.

2013 Compared to 2012

Segment revenue increased $11,848, or 3%, compared to 2012. The current and prior year included $33,257 and $24,101, respectively, of ICREW revenue; excluding the ICREW program revenue from both years, current year revenue increased 1% from the prior year, primarily due to the timing of work performed on Multi Mode Surveillance Radars for international pursuits as well as the Firescout contract.

Segment operating profit increased $5,844, or 12%. Excluding the current and prior year restructuring charges, segment operating profit increased 5% and operating margin increased 30 basis points compared to the prior year. The increase was primarily due to increased revenue and reduced expenditures associated with the timing of R&D initiatives and proposal efforts. The prior year benefitted from higher gross profit from favorable manufacturing efficiencies, which were primarily due to the Light Airborne Multi-Purpose Systems Multi Mode Radar (“LAMPS MMR”).

Restructuring

During 2014, Telephonics recognized $4,244 in restructuring costs in connection with the closure of its Swedish facility and restructuring of operations, a voluntary early retirement plan and a reduction in force aimed at improving efficiency by combining functions and responsibilities, resulting in the elimination of 80 positions. In 2013 and 2012, Telephonics recognized $750 and $3,815, respectively, of restructuring charges in connection with voluntary early retirement plan offerings and other costs related to changes in organizational structure and facilities; such charges were primarily personnel-related, reducing headcount by 185 employees.

Plastics

	Years Ended September 30,
	2014		2013		2012
Revenue	$593,363		$563,011		$563,102
Segment operating profit	$28,881	4.9%	$16,589	2.9%	$13,688	2.4%
Depreciation and amortization	27,410		26,738		26,312
Restructuring charges	—		4,773		—
Segment adjusted EBITDA	$56,291	9.5%	$48,100	8.5%	$40,000	7.1%

2014 Compared to 2013

Revenue in 2014 increased $30,352, or 5%, in comparison to 2013. The increase reflected favorable mix (2%), the benefit of increased volume (1%) and the pass through of increased resin costs in customer selling prices (2%). The impact of foreign exchange translation was not significant to the year. Plastics adjusts selling prices based on underlying resin costs on a delayed basis.

Segment operating profit increased $12,292 compared to the prior year; the prior year included restructuring charges of $4,773. Excluding such charges, Segment operating profit increased $7,519 or 35% primarily due to continued efficiency improvements, increased volume, favorable product mix and a $1,100 change in the impact of resin pricing pass through.

2013 Compared to 2012

Revenue in 2013 was essentially flat in comparison to 2012. Excluding a 1% unfavorable impact of foreign exchange translation, revenue increased 1% mainly due to favorable mix (1%) and the pass through of higher resin costs in customer selling prices (1%), partially offset by decreased volume (1%), a portion of which was attributable to Plastics exiting certain low margin products.

Segment operating profit increased $2,901 compared to the prior year. Excluding the restructuring charges, current year Segment operating profit increased $7,674 due to product mix, continued efficiency improvements and the positive impact of restructuring initiatives undertaken during the year, partially offset by a $7,000 unfavorable impact of higher resin costs, which had not yet been reflected in increased selling prices.

Restructuring

In February 2013, Plastics undertook a restructuring project, primarily in Europe, to exit low margin business and to eliminate 80 positions, resulting in restructuring charges of $4,773, primarily related to one-time termination benefits and other personnel costs. This project was completed in 2013.

Unallocated Amounts

For 2014, unallocated amounts, which consist primarily of corporate overhead costs, totaled $33,394 compared to $29,153 in 2013, with the increase primarily due to compensation and incentive costs.

For 2013, unallocated amounts totaled $29,153 compared to $26,346 in 2012, with the increase primarily due to stock and incentive compensation.

Loss on Pension Settlement

In 2013, SG&A includes a $2,142, non-cash, pension settlement loss resulting from the lump-sum buyout of certain participant’s balances in the Company’s defined benefit plan. The buyout, funded by the pension plan, reduced the Company’s net pension liability by $3,472.

Segment Depreciation and Amortization

Segment depreciation and amortization of $66,978 decreased $3,328 in 2014 compared to 2013, primarily due to assets fully amortizing, partially offset by the onset of depreciation for new assets placed in service.

In 2013, segment depreciation and amortization of $70,306 increased $4,442 compared to 2012, primarily due to capital spending.

Comprehensive Income (Loss)

During 2014, total other comprehensive loss, net of taxes, of $27,918, consisted of a $23,933 loss on Foreign currency translation adjustments primarily due to the weakening of the Euro, Canadian and Australian currencies, all in comparison to the U.S. Dollar, a $5,107 loss from Pension and other post retirement benefits, primarily due to lower assumed discount rates compared to the prior year, a $252 gain on cash flow hedges and $870 gain on available-for-sale securities.

During 2013, total other comprehensive income, net of taxes, of $16,220 consisted of a $3,090 loss on Foreign currency translation adjustments primarily due to the weakening of the Canadian, Brazilian and Australian currencies, partially offset by the strengthening Euro, all in comparison to the U.S. Dollar, and a $19,310 benefit from Pension and other post retirement benefits, primarily due to increased assumed discount rates consistent with increased market interest rates.
DISCONTINUED OPERATIONS

In 2008, as a result of the downturn in the residential housing market, Griffon exited substantially all operating activities of its Installation Services segment which sold, installed and serviced garage doors and openers, fireplaces, floor coverings, cabinetry and a range of related building products, primarily for the new residential housing market. Griffon sold eleven units, closed one unit and merged two units into CBP. Operating results of substantially this entire segment have been reported as discontinued operations in the Consolidated Statements of Operations and Comprehensive Income (Loss) for all periods presented; Installation Services is excluded from segment reporting.

Griffon substantially concluded remaining disposal activities in 2009. There was no reported revenue in 2014, 2013 and 2012. Future net cash outflows to satisfy liabilities related to disposal activities accrued as of September 30, 2014 are estimated to be $7,114.

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

At September 30, 2014, Griffon’s assets and liabilities for discontinued operations primarily related to income taxes and product liability, warranty and environmental reserves.

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

The following table is derived from the Consolidated Statements of Cash Flows:

Cash Flows from Continuing Operations	Years Ended September 30,
(in thousands)	2014	2013
Net Cash Flows Provided By (Used In):
Operating activities	$93,301	$85,683
Investing activities	(147,250)	(62,868)
Financing activities	(27,930)	(52,249)

Cash flows generated by operating activities for 2014 increased $7,618, to $93,301 compared to $85,683 in 2013, with the increase driven by operating results, partially offset by increased working capital. Current assets net of current liabilities, excluding short-term debt and cash, increased $34,678 to $399,417 at September 30, 2014 compared to $364,739 at the prior year end, primarily due to acquired working capital related to the Northcote and Cyclone acquisitions and increased inventory, partially offset by decreased receivables and increased accounts payable and accrued liabilities, all excluding increases from acquired assets and liabilities. In connection with the refinancing of the Company’s Senior Notes, current year operating cash flows reflect $54,154 of interest paid, compared to $39,188 in 2013, reducing cash flow from operations.

During 2014, Griffon used cash in investing activities of $147,250 compared to $62,868 in 2013; the 2014 uses reflected the acquisitions of Northcote ($22,000) and Cyclone ($40,000). In 2014, capital expenditures, net, totaled $76,542 compared to $62,868 in 2013, with the increase being driven primarily by increased capital expenditures at AMES, Plastics and Telephonics.

Cash used by financing activities in 2014 totaled $27,930 compared to usage of $52,249 in the prior year. The current year included repurchase of common stock ($79,614), purchase of ESOP shares ($20,000), financing costs ($11,298) and payment of dividends

($6,273), partially offset by net proceeds from debt of $88,110. In 2013, financing activity usage primarily consisted of scheduled repayment of long-term borrowings ($16,867), repurchase of common stock ($32,521) and payment of dividends ($5,825).

During 2014, the Board of Directors approved four quarterly cash dividends each for $0.03 per share.

On May 1, 2014, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under this repurchase program, the Company may purchase shares, depending upon market conditions, in open market or privately negotiated transactions, including pursuant to a 10b5-1 plan. During 2014, Griffon purchased an aggregate of 1,906,631 shares of common stock under the May 2014 Board authorized program and under its former August 2011 Board authorized program, for a total of $23,167 or $12.15 per share. In addition, on December 10, 2013, Griffon repurchased 4,444,444 shares of its common stock for $50,000 from GS Direct, L.L.C. (“GS Direct”), an affiliate of The Goldman Sachs Group, Inc., in a private transaction. At September 30, 2014, $38,860 remains under the May 2014 Board authorized repurchase program.

In addition to the repurchases under Board authorized programs, during 2014, 466,131 shares, with a market value of $5,887, or $12.63 per share, were withheld to settle employee taxes due upon the vesting of restricted stock.

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

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. In 2014:

a.	The U.S. Government and its agencies, through prime and subcontractor relationships, represented 15% of Griffon’s consolidated revenue and 72% of Telephonics' revenue.

b.	P&G represented 14% of Griffon’s consolidated revenue and 46% of Plastics' revenue.

c.	Home Depot represented 12% of Griffon’s consolidated revenue and 23% of HBP's revenue.

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

At September 30, 2014, Griffon had debt, net of cash and equivalents, as follows:

Cash and Equivalents and Debt	At September 30,	At September 30,
(in thousands)	2014	2013
Cash and equivalents	$92,405	$178,130
Notes payables and current portion of long-term debt	7,886	10,768
Long-term debt, net of current maturities	805,101	678,487
Debt discount	9,584	13,246
Total debt	822,571	702,501
Debt, net of cash and equivalents	$730,166	$524,371

On February 27, 2014, in an unregistered offering through a private placement under Rule 144A, Griffon issued, at par, $600,000 of 5.25% Senior Notes due 2022 (“Senior Notes”); interest is payable semi-annually on March 1 and September 1, starting September 1, 2014. Proceeds from the Senior Notes were used to redeem $550,000 of 7.125% senior notes due 2018, to pay a call and tender offer premium of $31,530 and to make interest payments of $16,716, with the balance used to pay a portion of the related transaction fees and expenses. In connection with the issuance of the Senior Notes, all obligations under the $550,000 of 7.125% senior notes due in 2018 were discharged.

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On June 18, 2014, Griffon exchanged all of the Senior Notes for substantially identical

Senior Notes registered under the Securities Act of 1933 via an exchange offer. The fair value of the Senior Notes approximated $570,000 on September 30, 2014 based upon quoted market prices (level 1 inputs).

In connection with these transactions, Griffon capitalized $10,313 of underwriting fees and other expenses incurred related to the issuance and exchange of the Senior Notes, which will amortize over the term of such notes. Griffon recognized a loss on the early extinguishment of debt on the 7.125% senior notes aggregating $38,890, comprised of the $31,530 tender offer premium, the write-off of $6,574 of remaining deferred financing fees and $786 of prepaid interest on defeased notes.

On February 14, 2014, Griffon amended its $225,000 Revolving Credit Facility (“Credit Agreement”) to extend its maturity from March 28, 2018 to March 28, 2019, and to amend certain financial maintenance and negative covenants to improve Griffon's financial and operating flexibility. The facility includes a letter of credit sub-facility with a limit of $60,000, a multi-currency sub-facility of $50,000 and a swing line sub-facility with a limit of $30,000. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility or the occurrence of a default or an event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, in each case without a floor, plus an applicable margin, which adjusts based on financial performance. Current margins are 1.25% for base rate loans and 2.25% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens and make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors and a pledge of not greater than 65% of the equity interest in each of Griffon’s material, first-tier foreign subsidiaries (except that a lien on the assets of Griffon and its material domestic subsidiaries securing a limited amount of the debt under the credit agreement relating to Griffon's Employee Stock Ownership Plan ranks pari passu with the lien granted on such assets under the Credit Agreement. At September 30, 2014, outstanding borrowings and standby letters of credit were $25,000 and $18,929, respectively, under the Credit Agreement; $181,071 was available for borrowing at that date.

On December 21, 2009, Griffon issued $100,000 principal of 4% convertible subordinated notes due 2017 (the “2017 Notes”).  The current conversion rate of the 2017 Notes is 68.4571 shares of Griffon’s common stock per $1 principal amount of notes, corresponding to a conversion price of $14.61 per share. When a cash dividend is declared that would result in an adjustment to the conversion ratio of less than 1%, any adjustment to the conversion ratio is deferred until the first to occur of (i) actual conversion; (ii) the 42nd trading day prior to maturity of the notes; and (iii) such time as the cumulative adjustment equals or exceeds 1%. As of September 30, 2014, aggregate dividends since the last conversion price adjustment of $0.06 per share would have resulted in an adjustment to the conversion ratio of approximately 0.52%. At both September 30, 2014 and 2013, the 2017 Notes had a capital in excess of par component, net of tax, of $15,720. The fair value of the 2017 Notes approximated $110,188 on September 30, 2014, based upon quoted market prices (level 1 inputs).

On October 21, 2013, Griffon refinanced two real estate mortgages to secure loans totaling $17,175. The loans mature in October 2018, are collateralized by the related properties and are guaranteed by Griffon. The loans bear interest at a rate of LIBOR plus 2.75%. At September 30, 2014, $16,388 was outstanding.

In December 2013, Griffon’s Employee Stock Ownership Plan (“ESOP”) entered into an agreement that refinanced the two existing ESOP loans into one new Term Loan in the amount of $21,098 (the "Agreement"). The Agreement also provided for a Line Note with $10,000 available to purchase shares of Griffon common stock in the open market. In July 2014, Griffon's ESOP entered into an amendment of the existing Agreement which provided an additional $10,000 Line Note available to purchase shares in the open market. During 2014, the Line Notes were combined with the Term Loan to form one new Term Loan. The loan bears interest at LIBOR plus 2.38% or the lender’s prime rate, at Griffon’s option.  The Term Loan requires quarterly principal payments of $506, with a balloon payment of approximately $30,137 due at maturity on December 31, 2018. During 2014, 1,591,117 shares of Griffon common stock, for a total of $20,000 or $12.57 per share, were purchased with proceeds from the Line Notes. At September 30, 2014, $38,946 was outstanding under the Term Loan. The Term Loan is secured by shares purchased with the proceeds of the loan and with a lien on a specific amount of Griffon assets (which lien ranks pari passu with the lien granted on such assets under the Credit Agreement), and is guaranteed by Griffon.

In October 2006, CBP entered into a capital lease totaling $14,290 for real estate in Troy, Ohio. The lease matures in 2022, bears interest at a fixed rate of 5.0%, is secured by a mortgage on the real estate and is guaranteed by Griffon. At September 30, 2014, $8,551 was outstanding.

In November 2010, Clopay Europe GmbH (“Clopay Europe”) entered into a €10,000 revolving credit facility and a €20,000 term loan. The term loan was paid off in December 2013 and the revolver had no borrowings outstanding at September 30, 2014. The revolving facility matures in November 2014, but is renewable upon mutual agreement with the bank. The revolving credit facility accrues interest at EURIBOR plus 2.20% per annum. Clopay Europe is required to maintain a certain minimum equity to assets ratio and keep leverage below a certain level, defined as the ratio of total debt to EBITDA.

Clopay do Brasil maintains lines of credit of $5,200. Interest on borrowings accrues at a rate of Brazilian CDI plus 6.0% (17.0% at September 30, 2014). At September 30, 2014 there was $3,306 borrowed under the lines. Clopay Plastic Products Company, Inc. guarantees the loan and lines.

In November 2012, Garant G.P. (“Garant”) entered into a CAD $15,000 revolving credit facility.  The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (1.53% LIBOR USD and 2.52% Bankers Acceptance Rate CDN as of September 30, 2014). The revolving facility matures in November 2015. Garant is required to maintain a certain minimum equity.  At September 30, 2014, there were no borrowings under the revolving credit facility with CAD $15,000 available.

In December 2013 and May 2014, Northcote Holdings Pty Ltd entered into two unsecured term loans in the outstanding amounts of AUD $12,500 and AUD $20,000, respectively. The AUD $12,500 term loan requires quarterly interest payments with principal due upon maturity in December 2016. The AUD 20,000 term loan requires quarterly principal payments of $625 beginning in August 2015, with a balloon payment due upon maturity in May 2017. The loans accrue interest at Bank Bill Swap Bid Rate “BBSY” plus 2.8% per annum (5.5% at September 30, 2014 for each loan). As of September 30, 2014, Griffon had an outstanding combined balance of $28,470 on the term loans. Subsidiaries of Northcote Holdings Pty Ltd also maintain two lines of credit of AUD $3,000 and AUD $5,000 which accrue interest at BBSY plus 2.25% per annum (4.95% at September 30, 2014) and 2.50% per annum (5.20% at September 30, 2014), respectively. At September 30, 2014, there were no outstanding borrowings under the lines. Griffon guarantees the term loans and the AUD $3,000 line of credit; the assets of a subsidiary of Northcote Holdings Pty Ltd secures the AUD $5,000 line of credit.

At September 30, 2012, Griffon had $532 of 4% convertible subordinated notes due 2023 (“2023 Notes”) outstanding. On April 15, 2013, the 2023 Notes were redeemed at par plus accrued interest.

At September 30, 2014, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements.

In each of August 2011 and May 2014, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under both repurchase programs, the Company may, from time to time, purchase shares of its common stock, depending upon market conditions, in open market or privately negotiated transactions, including pursuant to a 10b5-1 plan. During 2012, Griffon purchased 1,187,066 shares of common stock under the August 2011 program, for a total of $10,379, or $8.74 per share. During 2013, Griffon purchased 2,369,786 shares of common stock under the August 2011 program for a total of $26,285, or $11.09 per share. During 2014, Griffon purchased 1,906,631 shares of common stock under both repurchase programs, for a total of $23,167 or $12.15 per shares. Since August 2011, Griffon has repurchased 6,994,862 shares of common stock, for a total of $72,197 or $10.32 per share under Board authorized share repurchase programs (which repurchases included exhausting the remaining availability under a Board authorized repurchase program in existence prior to 2011). At September 30, 2014, the August 2011 Board authorized repurchase plan was completed and $38,860 remains under Griffon’s May 2014 Board authorized repurchase program.

On December 10, 2013, Griffon repurchased 4,444,444 shares of its common stock for $50,000 from GS Direct. The repurchase was effected in a private transaction at a per share price of $11.25, an approximate 9.2% discount to the stock’s closing price on November 12, 2013, the day before announcement of the transaction. The transaction was exclusive of the Company’s August 2011 $50,000 authorized share repurchase program. After closing the transaction, GS Direct continued to hold approximately 5.56 million shares (approximately 10% of the shares outstanding at such time) of Griffon’s common stock. Subject to certain exceptions, if GS Direct intends to sell its remaining shares of Griffon common stock at any time prior to December 31, 2015, it will first negotiate in good faith to sell such shares to the Company.

On November 17, 2011, the Company began declaring quarterly cash dividends. During 2014, 2013 and 2012, the Company declared and paid dividends totaling $0.12 per share, $0.10 per share and $0.08 per share, respectively. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends.

On November 12, 2014, the Company declared a $0.04 per share dividend payable on December 23, 2014 to shareholders of record as of December 3, 2014.

During the year ended September 30, 2014, Griffon used cash for discontinued operations of $1,528, primarily related to settling certain Installation Services liabilities.

Contractual Obligations

At September 30, 2014, payments to be made pursuant to significant contractual obligations are as follows:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Other
Long-term debt (a)	$822,571	$7,886	$37,863	$161,844	$614,978	$—
Interest expense	256,327	38,629	74,015	67,394	76,289	—
Rental commitments	97,396	25,609	37,019	24,333	10,435	—
Purchase obligations (b)	190,747	184,242	6,383	122	—	—
Capital expenditures	16,025	16,025	—	—	—	—
Supplemental & post-retirement benefits (c)	32,089	4,058	7,939	6,955	13,137	—
Uncertain tax positions (d)	4,787	—	—	—	—	4,787
Total obligations	$1,419,942	$276,449	$163,219	$260,648	$714,839	$4,787
______________

(a)	Included in long-term debt are capital leases of: $1,446 (less than 1 year), $2,832 (1-3 years), $2,515 (3-5 years) and $2,898 (more than 5 years).

(b)
Purchase obligations are generally for the purchase of goods and services in the ordinary course of business. Griffon uses blanket purchase orders to communicate expected requirements to certain vendors. Purchase obligations reflect those purchase orders where the commitment is considered to be firm. Purchase obligations that extend beyond 2014 are principally related to long-term contracts received from customers of Telephonics.

(c)	Griffon funds required payouts under its non-qualified supplemental defined benefit plan from its general assets and the expected payments are included in each period, as applicable.

(d)
Due to the uncertainty of the potential settlement of future uncertain tax positions, management is unable to estimate the timing of related payments, if any, that will be made subsequent to 2014. These amounts do not include any potential indirect benefits resulting from deductions or credits for payments made to other jurisdictions.

Off-Balance Sheet Arrangements

Except for operating leases and purchase obligations as disclosed herein, Griffon is not a party to any off-balance sheet arrangements.

Off-Set Agreements

Telephonics may enter into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for its products and services from customers in foreign countries. These agreements promote investment in the country, and may be satisfied through activities that do not require Griffon to use its cash, including transferring technology, providing manufacturing and other consulting support. These agreements may also be satisfied through the use of cash for such activities as purchasing supplies from in-country vendors, setting up support centers, research and development investments, acquisitions, and building or leasing facilities for in-country operations, if applicable. The amount of the offset requirement is determined by contract value awarded and negotiated percentages with customers. At September 30, 2014, Telephonics had outstanding offset agreements approximating $89,000, primarily related to its Radar Systems division, some of which extend through 2024. Offset programs usually extend over several years and in some cases provide for penalties in the event Telephonics fails to perform in accordance with contract requirements. Historically, Telephonics has not been required to pay any such penalties and as of September 30, 2014, no such penalties are estimable or probable.

ACCOUNTING POLICIES AND PRONOUNCEMENTS

Critical Accounting Policies

The preparation of Griffon’s consolidated financial statements in conformity with accounting principles generally accepted in the U.S. of America (“GAAP”) requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on assets, liabilities, revenue and expenses. These estimates can also affect supplemental information contained in public disclosures of Griffon, including information regarding contingencies, risk and its financial condition. These estimates, assumptions and judgments are evaluated on an ongoing basis and based on historical experience, current conditions and various other assumptions, and form the basis for estimating the carrying values of assets and liabilities, as well as identifying and assessing the accounting treatment for commitments and contingencies. Actual results may materially differ from these estimates.

An estimate is considered to be critical if it is subjective and if changes in the estimate using different assumptions would result in a material impact on Griffon’s financial position or results of operations. The following have been identified as the most critical accounting policies and estimates:

Revenue Recognition

Revenue is recognized when the following circumstances are satisfied: a) persuasive evidence of an arrangement exists, b) delivery has occurred, title has transferred or services are rendered, c) price is fixed and determinable and d) collectability is reasonably assured. Goods are sold on terms that transfer title and risk of loss at a specified location. Revenue recognition from product sales occurs when all factors are met, including transfer of title and risk of loss, which occurs either upon shipment or upon receipt by customers at the location specified in the terms of sale. Other than standard product warranty provisions, sales arrangements provide for no other significant post-shipment obligations. From time to time and for certain customers, rebates and other sales incentives, promotional allowances or discounts are offered, typically related to customer purchase volumes, all of which are fixed or determinable and are classified as a reduction of revenue and recorded at the time of sale. Griffon provides for sales returns allowances based upon historical returns experience.

Telephonics earns a substantial portion of its revenue as either a prime or subcontractor from contract awards with the U.S. Government, as well as non-U.S. governments and other commercial customers. These formal contracts are typically long-term in nature, usually greater than one year. Revenue and profits from these long-term fixed price contracts are recognized under the percentage-of-completion method of accounting. Revenue and profits on fixed-price contracts that contain engineering as well as production requirements are recorded based on the ratio of total actual incurred costs to date to the total estimated costs for each contract (cost-to-cost method). Using the cost-to-cost method, revenue is recorded at amounts equal to the ratio of actual cumulative costs incurred divided by total estimated costs at completion, multiplied by the total estimated contract revenue, less the cumulative revenue recognized in prior periods. The profit recorded on a contract using this method is equal to the current estimated total profit margin multiplied by the cumulative revenue recognized, less the amount of cumulative profit previously recorded for the contract in prior periods. As this method relies on the substantial use of estimates, these projections may be revised throughout the life of a contract. Components of this formula and ratio that may be estimated include gross profit margin and total costs at completion. The cost performance and estimates to complete on long-term contracts are reviewed, at a minimum, on a quarterly basis, as well as when information becomes available that would necessitate a review of the current estimate. Adjustments to estimates for a contract’s estimated costs at completion and estimated profit or loss often are required as experience is gained, and as more information is obtained, even though the scope of work required under the contract may or may not change, or if contract modifications occur. The impact of such adjustments or changes to estimates is made on a cumulative basis in the period when such information has become known. In 2014, 2013 and 2012, income from operations included net favorable/(unfavorable) catch-up adjustments approximating $(400), $3,400 and $9,200, respectively. Gross profit is affected by a variety of factors, including the mix of products, systems and services, production efficiencies, price competition and general economic conditions.

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

For contracts whose anticipated total costs exceed total expected revenue, an estimated loss is recognized in the period when identifiable. A provision for the entire amount of the estimated loss is recorded on a cumulative basis. The estimated remaining costs to complete loss contracts, as of September 30, 2014 was $3,100 and is recorded as a reduction to gross margin on the Consolidated Statements of Operations and Comprehensive Income (Loss). This loss had an immaterial impact to Griffon's Consolidated Financial Statements.

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

Griffon’s businesses typically do not require inventory that is susceptible to becoming obsolete or dated. In general, Telephonics sells products in connection with programs authorized and approved under contracts awarded by the U.S. Government or agencies thereof, and in accordance with customer specifications. Plastics primarily produces fabricated materials used by customers in the production of their products and these materials are produced against orders from those customers. HBP produces doors and non-powered lawn and garden tools in response to orders from customers of retailers and dealers or based on expected orders, as applicable.

Warranty Accruals

Direct customer and end-user warranties are provided on certain products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. The terms of such warranties vary by product line and generally provide for the repair or replacement of the defective product. Warranty claims data is collected and analyzed with a focus on the historical amount of claims, the products involved, the amount of time between the warranty claims and the products’ respective sales and the amount of current sales. Based on such analyses, warranty accruals are recorded as an increase to cost of sales and regularly reviewed for adequacy.

Stock-based Compensation

Griffon has issued stock-based compensation to certain employees, officers and directors in the form of restricted stock.

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

Goodwill, Long-Lived Intangible and Tangible Assets, and Impairment

Griffon has significant intangible and tangible long-lived assets on its balance sheet that includes goodwill and other intangible assets related to acquisitions. Goodwill represents the excess of the cost of net assets acquired in business combinations over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. As required under GAAP, goodwill and indefinite-lived intangibles are reviewed for impairment annually, for Griffon as of September 30, or more frequently whenever events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, using discounted future cash flows for each reporting unit. The testing of goodwill and indefinite-lived intangibles for impairment involves significant use of judgment and assumptions in the determination of a reporting unit’s fair market value. Based upon the results of the annual impairment review, it was determined that the fair value of each reporting unit substantially exceeded the carrying value of the assets, and no impairment existed as of September 30, 2014.

Long-lived amortizable intangible assets, such as customer relationships and software, and tangible assets, primarily Property, plant and equipment, are amortized over their expected useful lives, which involve significant assumptions and estimates. Long-lived intangible and tangible assets are tested for impairment by comparing estimated future undiscounted cash flows to the carrying value of the asset when an impairment indicator, such as change in business, customer loss or obsolete technology, exists.

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

Pension Benefits

Griffon sponsors defined and supplemental benefit pension plans for certain active and retired employees. Annual amounts relating to these plans are recorded based on actuarial projections, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases and turnover rates. The actuarial assumptions used to determine pension liabilities, assets and expense are reviewed annually and modified based on current economic conditions and trends. The expected return on plan assets is determined based on the nature of the plans’ investments and expectations for long-term rates of return. The discount rate used to measure obligations is based on a corporate bond spot-rate yield curve that matches projected future benefit payments, with the appropriate spot rate applicable to the timing of the projected future benefit payments. Assumptions used in determining Griffon’s obligations under the defined benefit pension plans are believed to be reasonable, based on experience and advice from independent actuaries; however, differences in actual experience or changes in the assumptions may materially affect Griffon’s financial position or results of operations.

All of the defined benefit plans are frozen and have ceased accruing benefits.

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

In April 2014, the FASB issued guidance changing the requirements for reporting discontinued operations where a disposal of a component of an entity or group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when either classified as held for sale, or disposed of by sale or otherwise disposed. The amendment also requires enhanced disclosures about the discontinued operation and disclosure information for other significant dispositions. This guidance is effective for the Company beginning in 2015 and is not expected to have a material impact on the Company’s financial condition or results of operations; early adoption permitted for disposals that have not been previously reported.

In May 2014, the FASB issued guidance on revenue from contracts with customers. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved, in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. This guidance permits the use of either the retrospective or cumulative effect transition method and is effective for the Company beginning in 2017; early adoption is not permitted. We have not yet selected a transition method and are currently evaluating the impact of the guidance on the Company's financial condition, results of operations and related disclosures.

In August 2014, the FASB issued guidance on management's responsibility in evaluating whether there is substantial doubt about a company's ability to continue as a going concern and related footnote disclosures. Management will be required to evaluate, at each reporting period, whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year from the date the financial statements are issued. This guidance is effective prospectively for annual and interim reporting period beginning in 2017; implementation of this guidance is not expected to have a material effect on the Company’s financial condition or results of operations.

Recently issued effective accounting pronouncements

In February 2013, the FASB issued new accounting guidance requiring enhanced disclosures for items reclassified out of accumulated other comprehensive income. It does not amend existing requirements for reporting net income or other comprehensive income in the financial statements. This guidance was effective, prospectively, for annual reporting periods beginning after December 15, 2012, with early adoption permitted. As this guidance relates to presentation only, implementation in the first quarter of fiscal 2014 had no effect on the Company’s financial condition or results of operations.

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

Foreign Exchange

Griffon conducts business in various non-U.S. countries, primarily in Germany, Canada, Brazil, Australia, Turkey, China, Sweden and the United Kingdom; therefore, changes in the value of the currencies of these countries affect the financial position and cash flows when translated into U.S. Dollars. Griffon has generally accepted the exposure to exchange rate movements relative to its non-U.S. operations. Griffon may, from time to time, hedge its currency risk exposures. A change of 10% or less in the value of all applicable foreign currencies would not have a material effect on Griffon’s financial position and cash flows.

Item 8.    Financial Statements and Supplementary Data

The financial statements of Griffon and its subsidiaries and the report thereon of Grant Thornton LLP are included herein:

▪	Report of Independent Registered Public Accounting Firm.

▪	Consolidated Balance Sheets at September 30, 2014 and 2013.

▪	Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended September 30, 2014, 2013 and 2012.

▪	Consolidated Statements of Cash Flows for the years ended September 30, 2014, 2013 and 2012.

▪	Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2014, 2013 and 2012.

▪	Notes to Consolidated Financial Statements.

▪	Schedule II – Valuation and Qualifying Account.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Griffon Corporation

We have audited the accompanying consolidated balance sheets of Griffon Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of September 30, 2014 and 2013, and the related consolidated statements of operations and comprehensive income(loss), shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2014. We also have audited the Company’s internal control over financial reporting as of September 30, 2014, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). The Company’s management is responsible for these financial statements, financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements, financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Griffon Corporation and subsidiaries as of September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. In addition, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in the 1992 Internal Control-Integrated Framework issued by COSO.

/s/ GRANT THORNTON LLP

New York, New York

November 12, 2014

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	At September 30, 2014	At September 30, 2013
CURRENT ASSETS
Cash and equivalents	$92,405	$178,130
Accounts receivable, net of allowances of $7,336 and $6,136	258,436	256,215
Contract costs and recognized income not yet billed, net of progress payments of $16,985 and $6,941	109,930	109,828
Inventories, net	290,135	230,120
Prepaid and other current assets	62,569	41,003
Assets of discontinued operations	1,624	1,214
Total Current Assets	815,099	816,510
PROPERTY, PLANT AND EQUIPMENT, net	370,565	353,593
GOODWILL	371,846	354,459
INTANGIBLE ASSETS, net	233,623	221,391
OTHER ASSETS	27,102	28,580
ASSETS OF DISCONTINUED OPERATIONS	2,126	3,075
Total Assets	$1,820,361	$1,777,608
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$7,886	$10,768
Accounts payable	218,703	163,610
Accrued liabilities	101,292	106,743
Liabilities of discontinued operations	3,282	3,288
Total Current Liabilities	331,163	284,409
LONG-TERM DEBT, net of debt discount of $9,584 and $13,246	805,101	678,487
OTHER LIABILITIES	148,240	159,504
LIABILITIES OF DISCONTINUED OPERATIONS	3,830	4,744
Total Liabilities	1,288,334	1,127,144
COMMITMENTS AND CONTINGENCIES - See Note 14
SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.25 per share, authorized 3,000 shares, no shares issued	—	—
Common stock, par value $0.25 per share, authorized 85,000 shares, issued 78,484 shares and 77,616 shares	19,621	19,404
Capital in excess of par value	506,090	494,412
Retained earnings	427,913	434,363
Treasury shares, at cost, 25,335 common shares and 18,527 common shares	(354,216)	(274,602)
Accumulated other comprehensive loss	(30,064)	(3,339)
Deferred compensation	(37,317)	(19,774)
Total Shareholders’ Equity	532,027	650,464
Total Liabilities and Shareholders’ Equity	$1,820,361	$1,777,608

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Years Ended September 30,
	2014	2013	2012
Revenue	$1,991,811	$1,871,327	$1,861,145
Cost of goods and services	1,532,412	1,453,742	1,442,340
Gross profit	459,399	417,585	418,805
Selling, general and administrative expenses	375,099	340,469	341,696
Restructuring and other related charges	6,136	13,262	4,689
Total operating expenses	381,235	353,731	346,385
Income from operations	78,164	63,854	72,420
Other income (expense)
Interest expense	(48,447)	(52,520)	(52,007)
Interest income	303	353	292
Loss from debt extinguishment	(38,890)	—	—
Other, net	3,154	2,646	1,236
Total other income (expense)	(83,880)	(49,521)	(50,479)
Income (loss) before taxes	(5,716)	14,333	21,941
Provision (benefit) for income taxes	(5,539)	7,543	4,930
Income (loss) from continuing operations	$(177)	$6,790	$17,011
Discontinued operations:
Loss from operations of discontinued businesses	—	(4,651)	—
Benefit from income taxes	—	1,628	—
Loss from discontinued operations	—	(3,023)	—
Net income (loss)	$(177)	$3,767	$17,011

Income (loss) from continuing operations	$0.00	$0.12	$0.30
Loss from discontinued operations	0.00	(0.06)	0.00
Basic earnings (loss) per common share	$0.00	$0.07	$0.30

Weighted-average shares outstanding	49,367	54,428	55,914

Income (loss) from continuing operations	$0.00	$0.12	$0.30
Loss from discontinued operations	0.00	(0.05)	0.00
Diluted earnings (loss) per common share	$0.00	$0.07	$0.30

Weighted-average shares outstanding	49,367	56,563	57,329

Net income (loss)	$(177)	$3,767	$17,011

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(23,933)	(3,090)	(6,754)
Pension and other post retirement plans	(3,914)	19,310	(5,081)
Gain on available-for-sale securities	870	—	—
Gain on cash flow hedge	252	—	—
Total other comprehensive income (loss), net of taxes	(26,725)	16,220	(11,835)
Comprehensive income (loss)	$(26,902)	$19,987	$5,176

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended September 30,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(177)	$3,767	$17,011
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	—	3,023	—
Depreciation and amortization	67,396	70,748	66,264
Stock-based compensation	11,473	12,495	10,439
Asset impairment charges - restructuring	191	4,316	—
Provision for losses on accounts receivable	359	1,813	1,469
Amortization of deferred financing costs and debt discounts	6,427	6,232	6,023
Loss from debt extinguishment	38,890	—	—
Deferred income taxes	(5,131)	5,075	(2,627)
(Gain) loss on sale/disposal of assets	244	(498)	56
Change in assets and liabilities, net of assets and liabilities acquired:
(Increase) decrease in accounts receivable and contract costs and recognized income not yet billed	6,009	(58,038)	27,012
(Increase) decrease in inventories	(50,461)	26,887	9,011
(Increase) decrease in prepaid and other assets	(4,278)	6,678	(3,281)
Increase (decrease) in accounts payable, accrued liabilities and income taxes payable	21,304	652	(46,368)
Other changes, net	1,055	2,533	5,121
Net cash provided by operating activities	93,301	85,683	90,130
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(77,094)	(64,441)	(68,851)
Acquired business, net of cash acquired	(62,306)	—	(22,432)
Purchase of securities	(8,402)	—	—
Proceeds from sale of property, plant and equipment	552	1,573	309
Net cash used in investing activities	(147,250)	(62,868)	(90,974)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	584	—	—
Dividends paid	(6,273)	(5,825)	(4,743)
Purchase of shares for treasury	(79,614)	(32,521)	(10,382)
Proceeds from issuance of long-term debt	691,943	303	4,000
Payments of long-term debt	(603,094)	(16,867)	(18,546)
Change in short-term borrowings	(749)	2,950	(1,859)
Financing costs	(11,298)	(833)	(97)
Purchase of ESOP shares	(20,000)	—	—
Tax effect from exercise/vesting of equity awards, net	273	150	834
Other, net	298	394	100
Net cash used in financing activities	(27,930)	(52,249)	(30,693)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities	(1,528)	(2,090)	(2,801)
Net cash used in discontinued operations	(1,528)	(2,090)	(2,801)

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Effect of exchange rate changes on cash and equivalents	(2,318)	—	963
NET DECREASE IN CASH AND EQUIVALENTS	(85,725)	(31,524)	(33,375)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	178,130	209,654	243,029
CASH AND EQUIVALENTS AT END OF PERIOD	$92,405	$178,130	$209,654
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$60,246	$47,243	$49,533
Cash paid for taxes	9,626	15,665	8,713

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION	Total
(in thousands)	SHARES	PAR VALUE			SHARES	COST
Balance at 9/30/2011	76,184	$19,046	$471,928	$424,153	14,434	$(231,699)	$(7,724)	$(23,796)	$651,908
Net income	—	—	—	17,011	—	—	—	—	17,011
Dividends	—	—	—	(4,743)	—	—	—	—	(4,743)
Tax effect from exercise/vesting of equity awards, net	—	—	834	—	—	—	—	—	834
Amortization of deferred compensation	—	—	—	—	—	—	—	2,031	2,031
Common stock acquired	—	—	—	—	1,187	(10,382)	—	—	(10,382)
Equity awards granted, net	325	81	(1,064)	—	—	—	—	—	(983)
ESOP allocation of common stock	—	—	(128)	—	—	—	—	—	(128)
Stock-based compensation	—	—	10,439	—	—	—	—	—	10,439
Other comprehensive loss, net of tax	—	—	—	—	—	—	(11,835)	—	(11,835)
Balance at 9/30/2012	76,509	$19,127	$482,009	$436,421	15,621	$(242,081)	$(19,559)	$(21,765)	$654,152
Net income	—	—	—	3,767	—	—	—	—	3,767
Dividends	—	—	—	(5,825)	—	—	—	—	(5,825)
Tax effect from exercise/vesting of equity awards, net	—	—	150	—	—	—	—	—	150
Amortization of deferred compensation	—	—	—	—	—	—	—	1,991	1,991
Common stock acquired	—	—	—	—	2,906	(32,521)	—	—	(32,521)
Equity awards granted, net	1,107	277	(472)	—	—	—	—	—	(195)
ESOP allocation of common stock	—	—	230	—	—	—	—	—	230
Stock-based compensation	—	—	12,495	—	—	—	—	—	12,495
Other comprehensive income, net of tax	—	—	—	—	—	—	16,220	—	16,220
Balance at 9/30/2013	77,616	$19,404	$494,412	$434,363	18,527	$(274,602)	$(3,339)	$(19,774)	$650,464
Net loss	—	—	—	(177)	—	—	—	—	(177)
Dividends	—	—	—	(6,273)	—	—	—	—	(6,273)
Tax effect from exercise/vesting of equity awards, net	—	—	273	—	—	—	—	—	273
Amortization of deferred compensation	—	—	—	—	—	—	—	2,457	2,457
Common stock issued	44	11	573	—	—	—	—	—	584
Common stock acquired	—	—	—	—	6,808	(79,614)	—	—	(79,614)
Equity awards granted, net	824	206	(358)	—	—	—	—	—	(152)
ESOP purchase of common stock	—	—	—	—	—	—	—	(20,000)	(20,000)
ESOP allocation of common stock	—	—	(283)	—	—	—	—	—	(283)
Stock-based compensation	—	—	11,473	—	—	—	—	—	11,473
Other comprehensive loss, net of tax	—	—	—	—	—	—	(26,725)	—	(26,725)
Balance at 9/30/2014	78,484	$19,621	$506,090	$427,913	25,335	$(354,216)	$(30,064)	$(37,317)	$532,027
The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)

(Unless otherwise indicated, all references to years or year-end refer to Griffon’s fiscal period ending September 30,)

NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

Griffon Corporation (the “Company” or “Griffon”) is a diversified management and holding company conducting business through wholly-owned subsidiaries. Griffon oversees the operations of its subsidiaries, allocates resources among them and manages their capital structures. Griffon provides direction and assistance to its subsidiaries in connection with acquisition and growth opportunities as well as in connection with divestitures. Griffon, to further diversify, also seeks out, evaluates and, when appropriate, will acquire additional businesses that offer potentially attractive returns on capital.

Headquartered in New York, N.Y., the Company was founded in 1959 and is incorporated in Delaware. Griffon is listed on the New York Stock Exchange and trades under the symbol GFF.

Griffon currently conducts its operations through three reportable segments:

•	Home & Building Products (“HBP”) consists of two companies, The AMES Companies, Inc. (“AMES®”) and Clopay Building Products (“CBP”):

◦	AMES® is a global provider of non-powered landscaping products that make work easier for homeowners and professionals.

◦	CBP is a leading manufacturer and marketer of residential, commercial and industrial garage doors to professional installing dealers and major home center retail chains.

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

Consolidation

The consolidated financial statements include the accounts of Griffon and all subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The results of operations of acquired businesses are included from the dates of acquisitions.

Earnings (Loss) per share

Due to rounding, the sum of earnings per share of Continuing operations and Discontinued operations may not equal earnings per share of Net income.

Discontinued operations – Installation Services

In 2008, as a result of the downturn in the residential housing market, Griffon exited substantially all operating activities of its Installation Services segment which sold, installed and serviced garage doors and openers, fireplaces, floor coverings, cabinetry and a range of related building products, primarily for the new residential housing market. Operating results of substantially all of this segment have been reported as discontinued operations in the Consolidated Statements of Operations and Comprehensive Income (Loss) for all periods presented; Installation Services is excluded from segment reporting.

At September 30, 2014, Griffon’s assets and liabilities for discontinued operations primarily related to income taxes and product liability, warranty and environmental reserves.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Reclassifications
Certain amounts in prior years have been reclassified to conform to the current year presentation.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. These estimates may be adjusted due to changes in economic, industry or customer financial conditions, as well as changes in technology or demand. Significant estimates include allowances for doubtful accounts receivable and returns, net realizable value of inventories, restructuring reserves, valuation of goodwill and intangible assets, percentage of completion method of accounting, pension assumptions, useful lives associated with depreciation and amortization of intangible and fixed assets, warranty reserves, sales incentive accruals, stock based compensation assumptions, income taxes and tax valuation reserves, environmental reserves, legal reserves, insurance reserves, the valuation of assets and liabilities of discontinued operations, acquisition assumptions used and the accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions Griffon may undertake in the future. Actual results may ultimately differ from these estimates.

Cash and equivalents

Griffon considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash equivalents primarily consist of overnight commercial paper, highly-rated liquid money market funds backed by U.S. Treasury securities and U.S. Agency securities, as well as insured bank deposits. Griffon had cash in non-U.S. bank accounts of approximately $34,500 and $21,400 at September 30, 2014 and 2013, respectively. Substantially all U.S. cash and equivalents are in excess of FDIC insured limits. Griffon regularly evaluates the financial stability of all institutions and funds that hold its cash and equivalents.

Fair value of financial instruments

The carrying values of cash and equivalents, accounts receivable, accounts and notes payable and revolving credit debt approximate fair value due to either the short-term nature of such instruments or the fact that the interest rate of the revolving credit debt is based upon current market rates.

The fair value hierarchy, as outlined in the applicable accounting guidance, establishes a fair value hierarchy that requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. The accounting guidance establishes three levels of inputs that may be used to measure fair value, as follows:

•	Level 1 inputs are measured and recorded at fair value based upon quoted prices in active markets for identical assets.

•
Level 2 inputs include inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of assets or liabilities.

•	Level 3 inputs are unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The fair values of Griffon’s 2022 senior notes and 2017 4% convertible notes approximated $570,000 and $110,188, respectively, on September 30, 2014. Fair values were based upon quoted market prices (level 1 inputs).

Insurance contracts with a value of $3,490 at September 30, 2014 are measured and recorded at fair value based upon quoted prices in active markets for similar assets (level 2 inputs) and are included in Other current assets on the consolidated balance sheet.

Items Measured at Fair Value on a Recurring Basis

At September 30, 2014, available-for-sale securities, measured at fair value based on quoted prices in active markets for the underlying assets (level 1 inputs), and trading securities, measured at fair value based on quoted prices in active markets for similar assets (level 2 inputs), with values of $9,770 ($8,400 cost basis) and $1,274 ($1,000 cost basis), respectively, are included in

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Prepaid and other current assets on the Consolidated Balance Sheets. Unrealized gains and losses, net of deferred taxes, on available-for-sale securities are included in our Consolidated Balance Sheets as a component of Accumulated other comprehensive income (loss) (‘‘AOCI’’). At September 30, 2013, the Company had no available-for-sale securities and the fair value of trading securities was $1,194. Realized and unrealized gains and losses on trading securities and realized gains and losses on available-for-sale securities are included in Other income in the Consolidated Statements of Operations and Comprehensive Income (Loss).

In the normal course of business, Griffon’s operations are exposed to the effect of changes in foreign currency exchange rates. In order to manage these risks, Griffon may enter into various derivative contracts such as foreign currency exchange contracts, including forwards and options. During 2014 and 2013, Griffon entered into several such contracts in order to lock into a foreign currency rate for planned settlements of trade and inter-company liabilities payable in USD. At inception, these hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in Other comprehensive income (loss) and Prepaid and other current assets until settlement. Upon settlement, gains and losses were recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) as Other income. At September 30, 2014, Griffon had $4,975 of Australian dollar contracts at a weighted average rate of $1.14, which qualified for hedge accounting; there were no such contracts outstanding at September 30, 2013. AOCI included deferred gains of $386 ($252, net of tax) at September 30, 2014 and no contracts settled during the year ended September 30, 2014. A gain of $81 was recorded in Other Income in 2013 for the settled contacts.

At September 30, 2014, Griffon had $3,197 of Australian dollar contracts at a weighted average rate of $1.14. These contracts, which protect Australia operations from currency fluctuations for U.S. dollar based purchases, do not qualify for hedge accounting and a fair value gain of $141 was recorded in Other assets and to Other income for the outstanding contracts, based on similar contract values (level 2 inputs), for the year ended September 30, 2014, respectively.  All contracts expire in 20 to 90 days.

Pension plan assets with a fair value of $154,966 at September 30, 2014, are measured and recorded at fair value based upon quoted prices in active markets for identical assets (level 1 inputs) and quoted market prices for similar assets (level 2 inputs).

Non-U.S. currency translation

Assets and liabilities of non-U.S. subsidiaries, where the functional currency is not the U.S. dollar, have been translated at year-end exchange rates and profit and loss accounts have been translated using weighted average exchange rates. Adjustments resulting from currency translation have been recorded in the equity section of the balance sheet in AOCI as cumulative translation adjustments. Cumulative translation adjustments were a loss of $3,820 and gain of $20,113 at September 30, 2014 and 2013, respectively. Assets and liabilities of an entity that are denominated in currencies other than that entity’s functional currency are remeasured into the functional currency using period end exchange rates, or historical rates where applicable to certain balances. Gains and losses arising on remeasurements are recorded within the Consolidated Statement of Operations and Comprehensive Income (Loss) as a component of Other income (expense).

Revenue recognition

Revenue is recognized when the following circumstances are satisfied: a) persuasive evidence of an arrangement exists, b) delivery has occurred, title has transferred or services are rendered, c) price is fixed and determinable and d) collectability is reasonably assured. Goods are sold on terms that transfer title and risk of loss at a specified location. Revenue recognition from product sales occurs when all factors are met, including transfer of title and risk of loss, which occurs either upon shipment or upon receipt by customers at the location specified in the terms of sale. Other than standard product warranty provisions, sales arrangements provide for no other significant post-shipment obligations. From time to time and for certain customers, rebates and other sales incentives, promotional allowances or discounts are offered, typically related to customer purchase volumes, all of which are fixed or determinable and are classified as a reduction of revenue and recorded at the time of sale. Griffon provides for sales returns allowances based upon historical returns experience.

Telephonics earns a substantial portion of its revenue as either a prime or subcontractor from contract awards with the U.S. Government, as well as non-U.S. governments and other commercial customers. These formal contracts are typically long-term in nature, usually greater than one year. Revenue and profits from these long-term fixed price contracts are recognized under the percentage-of-completion method of accounting. Revenue and profits on fixed-price contracts that contain engineering as well as production requirements are recorded based on the ratio of total actual incurred costs to date to the total estimated costs for each contract (cost-to-cost method). Using the cost-to-cost method, revenue is recorded at amounts equal to the ratio of actual cumulative costs incurred divided by total estimated costs at completion, multiplied by the total estimated contract revenue, less the cumulative

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

revenue recognized in prior periods. The profit recorded on a contract using this method is equal to the current estimated total profit margin multiplied by the cumulative revenue recognized, less the amount of cumulative profit previously recorded for the contract in prior periods. As this method relies on the substantial use of estimates, these projections may be revised throughout the life of a contract. Components of this formula and ratio that may be estimated include gross profit margin and total costs at completion. The cost performance and estimates to complete on long-term contracts are reviewed, at a minimum, on a quarterly basis, as well as when information becomes available that would necessitate a review of the current estimate. Adjustments to estimates for a contract’s estimated costs at completion and estimated profit or loss often are required as experience is gained, and as more information is obtained, even though the scope of work required under the contract may or may not change, or if contract modifications occur. The impact of such adjustments or changes to estimates is made on a cumulative basis in the period when such information has become known. In 2014, 2013 and 2012, income from operations included net favorable/(unfavorable) catch-up adjustments approximating $(400), $3,400 and 9,200, respectively. Gross profit is affected by a variety of factors, including the mix of products, systems and services, production efficiencies, price competition and general economic conditions.

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

For contracts whose anticipated total costs exceed the total expected revenue, an estimated loss is recognized in the period when identifiable. A provision for the entire amount of the estimated loss is recorded on a cumulative basis. The estimated remaining costs to complete loss contracts as of September 30, 2014 was $3,100 and is recorded as a reduction to gross margin on the Consolidated Statements of Operations and Comprehensive Income (Loss). This loss had an immaterial impact to Griffon's Consolidated Financial Statements.

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

Accounts receivable, allowance for doubtful accounts and concentrations of credit risk

Accounts receivable is composed principally of trade accounts receivable that arise from the sale of goods or services on account, and is stated at historical cost. A substantial portion of Griffon’s trade receivables are from customers of HBP, of which the largest customer is Home Depot, whose financial condition is dependent on the construction and related retail sectors of the economy. In addition, a significant portion of Griffon’s trade receivables are from one Plastics customer, P&G, whose financial condition is dependent on the consumer products and related sectors of the economy. As a percentage of consolidated accounts receivable, U.S. Government related programs were 16%, P&G was 7% and Home Depot was 9%. Griffon performs continuing evaluations of the financial condition of its customers, and although Griffon generally does not require collateral, letters of credit may be required from customers in certain circumstances.

Trade receivables are recorded at the stated amount, less allowance for doubtful accounts and, when appropriate, for customer program reserves and cash discounts. The allowance represents estimated uncollectible receivables associated with potential customer defaults on contractual obligations (usually due to customers’ potential insolvency). The allowance for doubtful accounts includes amounts for certain customers where a risk of default has been specifically identified, as well as an amount for customer defaults based on a formula when it is determined the risk of some default is probable and estimable, but cannot yet be associated with specific customers. The provision related to the allowance for doubtful accounts is recorded in Selling, general and administrative ("SG&A") expenses. The Company writes-off accounts receivable when they are deemed to be uncollectible.

Customer program reserves and cash discounts are netted against accounts receivable when it is customer practice to reduce invoices for these amounts. The amounts netted against accounts receivable in 2014 and 2013 were $9,295 and $6,556, respectively.

All accounts receivable amounts are expected to be collected in less than one year.

The Company does not currently have customers or contracts that prescribe specific retainage provisions.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Contract costs and recognized income not yet billed

Contract costs and recognized income not yet billed consists of amounts accounted for under the percentage of completion method of accounting, recoverable costs and accrued profit that cannot yet be invoiced under the terms of certain long-term contracts. Amounts will be invoiced when applicable contract terms, such as the achievement of specified milestones or product delivery, are met. At September 30, 2014 and 2013, approximately $8,400 and $11,000, respectively, of contract costs and recognized income not yet billed were expected to be collected after one year. As of September 30, 2014 and 2013, the unbilled receivable balance included $2,200 and $1,900, respectively, of reserves for contract risk.

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

Property, plant and equipment

Property, plant and equipment includes the historical cost of land, buildings, equipment and significant improvements to existing plant and equipment or, in the case of acquisitions, a fair market value appraisal of such assets completed at the time of acquisition. Expenditures for maintenance, repairs and minor renewals are expensed as incurred. When property or equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and the gain or loss is recognized. No event or indicator of impairment occurred during the three years ended September 30, 2014, which would require additional impairment testing of property, plant and equipment.

Depreciation expense, which includes amortization of assets under capital leases, was $59,488, $62,911 and $58,216 for the years ended September 30, 2014, 2013 and 2012, respectively, and was calculated on a straight-line basis over the estimated useful lives of the assets. Depreciation included in SG&A expenses was $10,815, $12,733 and $13,136 for the years ended September 30, 2014, 2013 and 2012. The remaining components of depreciation, attributable to manufacturing operations, are included in Cost of goods and services. Estimated useful lives for property, plant and equipment are as follows: buildings and building improvements, 25 to 40 years; machinery and equipment, 2 to 15 years and leasehold improvements, over the term of the lease or life of the improvement, whichever is shorter.

Capitalized interest costs included in Property, plant and equipment were $4,529, $4,030 and $2,975 for the years ended September 30, 2014, 2013 and 2012, respectively. The original cost of fully-depreciated property, plant and equipment remaining in use at September 30, 2014 was approximately $253,272.

Goodwill and indefinite-lived intangibles

Goodwill is the excess of the acquisition cost of a business over the fair value of the identifiable net assets acquired. Goodwill is not amortized, but is subject to an annual impairment test unless during an interim period, impairment indicators such as a significant change in the business climate exist.

Griffon performed its annual impairment testing of goodwill as of September 30, 2014. The performance of the test involves a two-step process. The first step involves comparing the fair value of Griffon’s reporting units with the reporting unit’s carrying amount, including goodwill. Griffon generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the present value of expected future cash flows. This method uses market assumptions specific to Griffon’s reporting units. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, Griffon performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Griffon defines its reporting units as its three reportable segments: HBP, Telephonics and Plastics. HBP consists of two components, AMES® and CBP, which due to their similar economic characteristics, are aggregated into one reporting unit for goodwill testing.

Griffon used 5 year projections and a 3.0% terminal value to which discount rates between 9% and 10% were applied to calculate each unit’s fair value. To substantiate fair values derived from the income approach methodology of valuation, the implied fair value was reconciled to Griffon’s market capitalization, the results of which supported the implied fair values. Any changes in key assumptions or management judgment with respect to a reporting unit or its prospects, which may result from a decline in Griffon’s stock price, a change in market conditions, market trends, interest rates or other factors outside Griffon’s control, or significant underperformance relative to historical or project future operating results, could result in a significantly different estimate of the fair value of the reporting units, which could result in a future impairment charge (level 3 inputs).

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

There was no impairment related to any goodwill or indefinite-lived intangible at September 30, 2014, 2013 or 2012.

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

There were no indicators of impairment during the three years ending September 30, 2014.

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

Griffon provides for uncertain tax positions and any related interest and penalties based upon Management’s assessment of whether a tax benefit is more likely than not of being sustained upon examination by tax authorities. At September 30, 2014 Griffon believes that it has appropriately accounted for all unrecognized tax benefits. As of September 30, 2014, 2013 and 2012, Griffon has recorded unrecognized tax benefits in the amount of $7,906, $10,520 and $11,876, respectively. Accrued interest and penalties related to income tax matters are recorded in the provision for income taxes.

Research and development costs, shipping and handling costs and advertising costs

Research and development costs not recoverable under contractual arrangements are charged to SG&A expense as incurred and amounted to $23,400, $22,400 and $23,600 in 2014, 2013 and 2012, respectively.

SG&A expenses include shipping and handling costs of $42,400 in 2014, $39,600 in 2013 and $40,200 in 2012 and advertising costs, which are expensed as incurred, of $24,000 in 2014, $23,000 in 2013 and $22,000 in 2012.

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

Pension benefits

Griffon sponsors defined and supplemental benefit pension plans for certain retired employees. Annual amounts relating to these plans are recorded based on actuarial projections, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases and turnover rates. Actuarial assumptions used to determine pension liabilities, assets and expense are reviewed annually and modified based on current economic conditions and trends. The expected return on plan assets is determined based on the nature of the plan's investments and expectations for long-term rates of return. The discount rate used to measure obligations is based on a corporate bond spot-rate yield curve that matches projected future benefit payments, with the appropriate spot rate applicable to the timing of the projected future benefit payments. Assumptions used in determining Griffon’s obligations under the defined benefit pension plans are believed to be reasonable, based on experience and advice from independent actuaries; however, differences in actual experience or changes in assumptions may materially affect Griffon’s financial position or results of operations.

All of the defined benefit plans are frozen and have ceased accruing benefits.

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

In April 2014, the FASB issued guidance changing the requirements for reporting discontinued operations where a disposal of a component of an entity or group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when either classified as held for sale, or disposed of by sale or otherwise disposed. The amendment also requires enhanced disclosures about the discontinued operation and disclosure information for other significant dispositions. This guidance is effective for the Company beginning in 2015 and is not expected to have a material impact on the Company’s financial condition or results of operations; early adoption permitted for disposals that have not been previously reported.

In May 2014, the FASB issued guidance on revenue from contracts with customers. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved, in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. This guidance permits the use of either the retrospective or cumulative effect transition method and is effective for the Company beginning in 2017; early adoption is not permitted. We have not yet selected a transition method and are currently evaluating the impact of the guidance on the Company's financial condition, results of operations and related disclosures.

In August 2014, the FASB issued guidance on management's responsibility in evaluating whether there is substantial doubt about a company's ability to continue as a going concern and related footnote disclosures. Management will be required to evaluate, at each reporting period, whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year from the date the financial statements are issued. This guidance is effective prospectively for

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

annual and interim reporting period beginning in 2017; implementation of this guidance is not expected to have a material effect on the Company’s financial condition or results of operations.

Recently issued effective accounting pronouncements

In February 2013, the FASB issued new accounting guidance requiring enhanced disclosures for items reclassified out of AOCI. It does not amend existing requirements for reporting net income or other comprehensive income in the financial statements. This guidance was effective, prospectively, for annual reporting periods beginning after December 15, 2012, with early adoption permitted. As this guidance relates to presentation only, implementation in the first quarter of fiscal 2014 had no effect on the Company’s financial condition or results of operations.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2 — ACQUISITIONS

Griffon accounts for acquisitions under the acquisition method, in which assets acquired and liabilities assumed are recorded at fair value as of the date of acquisition using method substantially similar to the good impairment test methodology (level 3 inputs). The operating results of the acquired companies are included in Griffon’s consolidated financial statements from the date of acquisition.

2014 Acquisitions

On May 21, 2014, AMES acquired the Australian Garden and Tools business of Illinois Tool Works, Inc. (“Cyclone”) for approximately $40,000, including a $4,000 working capital adjustment. Cyclone, which was integrated with AMES, offers a full range of quality garden and hand tool products sold under various leading brand names including Cyclone®, Nylex® and Trojan®, designed to meet the requirements of both the Do-it-Yourself and professional trade segments. Current year SG&A expenses include $2,363 of related acquisition costs.

On December 31, 2013, AMES acquired Northcote Pottery™ (“Northcote”), founded in 1897 and a leading brand in the Australian outdoor planter and decor market, for approximately $22,000. Northcote complements Southern Patio®, acquired in 2011, and adds to AMES’ existing lawn and garden operations in Australia. Current year SG&A expenses include $798 of related acquisition costs.

The accounts of the acquired companies, after adjustment to reflect fair market values , have been included in the consolidated financial statements from the date of acquisition; in each instance, acquired inventory was not significant. Griffon is in the process of finalizing the initial purchase price allocation as of the date of these financial statements, primarily with respect to the finalization of tax accounts.

	Cyclone	Northcote	Total
Current Assets and Other, net of cash acquired	$21,116	$7,398	$28,514
PP&E	488	1,385	1,873
Goodwill	11,322	11,254	22,576
Amortizable intangible assets	11,608	6,098	17,706
Indefinite life intangible assets	3,548	3,121	6,669
Total assets acquired	$48,082	$29,256	$77,338
Total liabilities assumed	(8,557)	(7,475)	$(16,032)
Net assets acquired	$39,525	$21,781	$61,306

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

The amounts assigned to major intangible asset classifications, none of which are tax deductible, are as follows:

	Cyclone	Northcote	Total	Amortization Period (Years)
Goodwill	$11,322	$11,254	$22,576	N/A
Trade names	3,548	3,121	6,669	Indefinite
Customer relationships	11,608	6,098	17,706	25
	$26,478	$20,473	$46,951

2012 Acquisition

On October 17, 2011, Griffon acquired the pots and planters business of Southern Sales & Marketing Group, Inc. for $22,432. The acquired business, which markets its products under the Southern Patio® brand name, is a leading designer, manufacturer and marketer of landscape accessories. Southern Patio®, which, upon acquisition, was integrated with AMES, had revenue exceeding $40,000 in 2011.

The accounts of the acquired company, after adjustments to reflect fair market values assigned to assets purchased, have been included in the consolidated financial statements from date of acquisition; acquired inventory was not significant.

The following table summarizes the fair values of assets acquired as of the date of the acquisition and the amounts assigned to goodwill and intangible asset classifications:

Inventory	$3,673
PP&E	416
Goodwill	4,655
Amortizable intangible assets	11,077
Indefinite life intangible assets	2,611
Total assets acquired	$22,432

The amounts assigned to goodwill and major intangible asset classifications, all of which are tax deductible, for the Southern Patio® acquisition are as follows:

		Amortization Period (Years)
Goodwill	$4,655	N/A
Trade names	2,611	Indefinite
Customer relationships	11,077	25
	$18,343

NOTE 3 — INVENTORIES

The following table details the components of inventory:

	At September 30, 2014	At September 30, 2013
Raw materials and supplies	$75,560	$65,560
Work in process	67,866	63,930
Finished goods	146,709	100,630
Total	$290,135	$230,120

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT

The following table details the components of property, plant and equipment, net:

	At September 30, 2014	At September 30, 2013
Land, building and building improvements	$127,714	$130,905
Machinery and equipment	720,417	661,094
Leasehold improvements	42,852	35,884
	890,983	827,883
Accumulated depreciation and amortization	(520,418)	(474,290)
Total	$370,565	$353,593

NOTE 5 — GOODWILL AND OTHER INTANGIBLES

The following table provides changes in carrying value of goodwill by segment through the year ended September 30, 2014:

	At September 30, 2012	Other adjustments including currency translations	At September 30, 2013	Goodwill from 2014 acquisitions	Other adjustments including currency translations	At September 30, 2014
Home & Building Products	$266,531	$—	$266,531	$22,576	$(711)	$288,396
Telephonics	18,545	—	18,545	—	—	18,545
Plastics	70,025	(642)	69,383	—	(4,478)	64,905
Total	$355,101	$(642)	$354,459	$22,576	$(5,189)	$371,846

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	At September 30, 2014			At September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$180,282	$35,280	25	$166,985	$29,049
Unpatented technology	6,500	3,313	12.5	6,804	2,916
Total amortizable intangible assets	186,782	38,593		173,789	31,965
Trademarks	85,434	—		79,567	—
Total intangible assets	$272,216	$38,593		$253,356	$31,965

Amortization expense for intangible assets subject to amortization was $7,908, $7,837 and $8,048 for the years ended September 30, 2014, 2013 and 2012, respectively. Amortization expense for each of the next five years and thereafter, based on current intangible balances and classifications, is estimated as follows: 2015 - $7,979; 2016 - $7,867; 2017 - $7,788; 2018 - $7,717 and 2019 - $7,576; thereafter - $109,261.

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Installation Services operating results have been reported as discontinued operations in the Consolidated Statements of Operations and Comprehensive Income (Loss) for all periods presented; Installation Services is excluded from segment reporting. There was no reported revenue in 2014, 2013 and 2012.

In 2013, the Company recorded a $4,651 charge to discontinued operations increasing environmental and casualty insurance reserves. A portion of this charge relates to ongoing and potential future homeowner association claims related to the Installation Services business; claims experience has been greater than anticipated when reserves were initially established in 2008. The adjustment to environmental reserves relates to changes in status of and approach to cleanup requirements for businesses that were discontinued several years ago.

At September 30, 2014, Griffon’s assets and liabilities for discontinued operations primarily related to income taxes and product liability, warranty and environmental reserves.

The following amounts related primarily to the Installation Services segment have been segregated from Griffon’s continuing operations and are reported as assets and liabilities of discontinued operations in the consolidated balance sheets:

	At September 30, 2014	At September 30, 2013
Assets of discontinued operations:
Prepaid and other current assets	$1,624	$1,214
Other long-term assets	2,126	3,075
Total assets of discontinued operations	$3,750	$4,289

Liabilities of discontinued operations:
Accrued liabilities, current	$3,282	$3,288
Other long-term liabilities	3,830	4,744
Total liabilities of discontinued operations	$7,112	$8,032

NOTE 7 — ACCRUED LIABILITIES

The following table details the components of accrued liabilities:

	At September 30, 2014	At September 30, 2013
Compensation	$57,860	$44,771
Interest	3,400	20,616
Warranties and rebates	6,950	10,245
Insurance	9,010	7,678
Rent, utilities and freight	1,653	2,224
Income and other taxes	6,446	6,020
Royalties	347	343
Marketing and advertising	1,650	1,985
Restructuring	5,228	3,857
Other	8,748	9,004
Total	$101,292	$106,743

NOTE 8 – RESTRUCTURING AND OTHER RELATED CHARGES

During 2014, Telephonics recognized $4,244 in restructuring costs in connection with the closure of its Swedish facility and restructuring of operations, a voluntary early retirement plan and a reduction in force aimed at improving efficiency by combining functions and responsibilities, resulting in the elimination of 80 positions.

In January 2013, AMES announced its intention to close certain of its manufacturing facilities and consolidate affected operations primarily into its Camp Hill and Carlisle, PA locations. The intended actions, to be completed by the end of calendar 2014, will

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

improve manufacturing and distribution efficiencies, allow for in-sourcing of certain production currently performed by third party suppliers, and improve material flow and absorption of fixed costs.

AMES anticipates incurring pre-tax restructuring and related exit costs approximating $8,000, comprised of cash charges of $4,000 and non-cash, asset-related charges of $4,000; the cash charges will include $2,500 for one-time termination benefits and other personnel-related costs and $1,500 for facility exit costs. AMES expects $20,000 in capital expenditures in connection with this initiative and, to date, has incurred $7,941 and $17,728 in restructuring costs and capital expenditures, respectively.

In 2014, 2013 and 2012, HBP recognized $1,892, $7,739 and $874, respectively, of restructuring and other related exit costs. In 2014 and 2013, restructuring and other related charges primarily related to one-time termination benefits, facility costs, other personnel costs and asset impairment charges related to the AMES' plant consolidation initiative and, in 2013, CBP's consolidation of its Auburn, Washington facility into its Russia, Ohio facility. In 2012, AMES restructuring and other related exit costs primarily related to termination benefits for operating personnel due to the closing of the Bernie, MO facility and other administrative personnel. Over the three year period, HBP headcount was reduced by 206 as a result of these actions.

During 2013, Plastics Europe undertook to exit low margin businesses and eliminate approximately 80 positions, resulting in a restructuring cash charge of $4,773. These actions were essentially complete at September 30, 2013.

During 2013 and 2012, Telephonics recognized $750 and $3,815, respectively, of restructuring charges in connection with voluntary early retirement plan offerings and other costs related to changes in organizational structure and facilities; such charges were primarily personnel-related, reducing headcount by 185 employees.

A summary of the restructuring and other related charges included in the line item “Restructuring and other related charges” in the Consolidated Statements of Operations recognized for 2012, 2013 and 2014 were as follows:

	Workforce Reduction	Facilities & Exit Costs	Other Related Costs	Non-cash Facility and Other	Total
Amounts incurred in the year ended:
September 30, 2012	$4,204	$379	$106	$—	$4,689
September 30, 2013	5,649	1,668	1,629	4,316	13,262
September 30, 2014	5,382	548	206	—	6,136

The activity in the restructuring accrual recorded in Accrued liabilities consisted of the following:

	Workforce Reduction	Facilities & Exit Costs	Other Related Costs	Total
Accrued liability at September 30, 2012	$3,500	$140	$—	$3,640
Charges	5,649	1,668	1,629	8,946
Payments	(6,092)	(1,415)	(1,222)	(8,729)
Accrued liability at September 30, 2013	$3,057	$393	$407	$3,857
Charges	5,382	548	206	6,136
Payments	(3,211)	(941)	(613)	(4,765)
Accrued liability at September 30, 2014	$5,228	$—	$—	$5,228

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Changes in Griffon’s warranty liability, included in Accrued liabilities, were as follows:

	Years Ended September 30,
	2014	2013
Balance, beginning of period	$6,649	$8,856
Warranties issued and changes in estimated pre-existing warranties	2,379	2,331
Actual warranty costs incurred	(4,094)	(4,538)
Balance, end of period	$4,934	$6,649

NOTE 10 — NOTES PAYABLE, CAPITALIZED LEASES AND LONG-TERM DEBT

The present value of the net minimum payments on capitalized leases as of September 30, 2014 was follows:

At September 30, 2014
Total minimum lease payments	$11,430
Less amount representing interest payments	(1,739)
Present value of net minimum lease payments	9,691
Current portion	(1,446)
Capitalized lease obligation, less current portion	$8,245

Minimum payments under capital leases for the next five years are as follows: $1,905 in 2015, $1,878 in 2016, $1,646 in 2017, $1,514 in 2018, $1,424 in 2019 and $3,063 thereafter.

Included in the consolidated balance sheet at September 30, 2014 under Property, plant and equipment, are costs and accumulated depreciation subject to capitalized leases of $16,446 and $6,755, respectively, and included in Other assets are deferred interest charges of $181. Included in the consolidated balance sheet at September 30, 2013, under Property, plant and equipment are costs and accumulated depreciation subject to capitalized leases of $15,304 and $5,460, respectively, and included in Other assets are deferred interest charges of $207. The capitalized leases carry interest rates from 5% to 10% and mature from 2015 through 2022. Amortization expense was $1,579, $1,605, and $1,598 in 2014, 2013 and 2012, respectively.

In October 2006, a subsidiary of Griffon entered into a capital lease totaling $14,290 for real estate it occupies in Troy, Ohio. Approximately $10,000 was used to acquire the building and the remaining amount was used for improvements. The lease matures in 2022, bears interest at a fixed rate of 5.0%, is secured by a mortgage on the real estate and is guaranteed by Griffon.

Debt at September 30, 2014 and 2013 consisted of the following:

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

		At September 30, 2014
		Outstanding Balance	Original Issuer Discount	Balance Sheet	Capitalized Fees & Expenses	Coupon Interest Rate
Senior note due 2022	(a)	$600,000	$—	$600,000	$9,553	5.25%
Revolver due 2019	(b)	25,000	—	25,000	2,009	n/a
Convert. debt due 2017	(c)	100,000	(9,584)	90,416	1,034	4.00%
Real estate mortgages	(d)	16,388	—	16,388	576	n/a
ESOP Loans	(e)	38,946	—	38,946	262	n/a
Capital lease - real estate	(f)	8,551	—	8,551	181	5.00%
Non U.S. lines of credit	(f)	3,306	—	3,306	—	n/a
Non U.S. term loans	(g)	28,470	—	28,470	161	n/a
Other long term debt	(g)	1,910	—	1,910	24	n/a
Totals		822,571	(9,584)	812,987	$13,800
less: Current portion		(7,886)	—	(7,886)
Long-term debt		$814,685	$(9,584)	$805,101

		At September 30, 2013
		Outstanding Balance	Original Issuer Discount	Balance Sheet	Capitalized Fees & Expenses	Coupon Interest Rate
Senior notes due 2018	(a)	$550,000	$—	$550,000	$7,328	7.10%
Revolver due 2019	(a)	—	—	—	2,425	n/a
Convert. debt due 2017	(b)	100,000	(13,246)	86,754	1,478	4.00%
Real estate mortgages	(c)	13,212	—	13,212	185	n/a
ESOP Loans	(d)	21,098	—	21,098	24	n/a
Capital lease - real estate	(e)	9,529	—	9,529	207	5.00%
Non U.S. lines of credit	(f)	4,606	—	4,606	—	n/a
Non U.S. term loans	(f)	3,115	—	3,115	27	n/a
Other long term debt	(g)	941	—	941	—
Totals		702,501	(13,246)	689,255	$11,674
less: Current portion		(10,768)	—	(10,768)
Long-term debt		$691,733	$(13,246)	$678,487

Interest expense consists of the following for the years ended September 30, 2014, 2013 and 2012.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

		Year Ended September 30, 2014
		Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense
Senior notes due 2018	(a)	7.4%	$15,930	$—	$667	$16,597
Senior notes due 2022	(a)	5.25%	18,550	—	759	19,309
Revolver due 2018	(a)	n/a	1,094	—	570	1,664
Convert. debt due 2017	(b)	9.1%	4,000	3,662	443	8,105
Real estate mortgages	(c)	3.9%	500	—	144	644
ESOP Loans	(d)	2.8%	747	—	54	801
Capital lease - real estate	(e)	5.3%	456	—	25	481
Non U.S. lines of credit	(g)	n/a	919	—	27	946
Non U.S. term loans	(g)	n/a	847	—	36	883
Other long term debt	(h)	n/a	(13)	—	40	27
Capitalized interest			(1,010)	—	—	(1,010)
Totals			$42,020	$3,662	$2,765	$48,447

		Year Ended September 30, 2013
		Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense
Senior notes due 2018	(a)	7.4%	$39,188	$—	$1,626	$40,814
Revolver due 2016	(a)	n/a	785	—	582	1,367
Convert. debt due 2017	(b)	9.1%	4,000	3,361	443	7,804
Real estate mortgages	(c)	4.9%	538	—	86	624
ESOP Loans	(d)	2.9%	628	—	8	636
Capital lease - real estate	(e)	5.3%	504	—	25	529
Term loan due 2013	(f)	3.9%	271	—	87	358
Revolver due 2013	(f)	0.5%	68	—	—	68
Non U.S. lines of credit	(g)	n/a	520	—	—	520
Non U.S. term loans	(g)	n/a	216	—	14	230
Other long term debt	(h)		553	—	—	553
Capitalized interest			(983)	—	—	(983)
Totals			$46,288	$3,361	$2,871	$52,520

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

		Year Ended September 30, 2012
		Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense
Senior notes due 2018	(a)	7.4%	$39,188	$—	$1,623	$40,811
Revolver due 2016	(a)	n/a	881	—	622	1,503
Convert. debt due 2017	(b)	9.2%	4,000	3,086	443	7,529
Real estate mortgages	(c)	4.0%	575	—	86	661
ESOP Loans	(d)	3.0%	707	—	6	713
Capital lease - real estate	(e)	5.3%	551	—	25	576
Term loan due 2013	(f)	5%	831	—	87	918
Non U.S. lines of credit	(g)	n/a	228	—	—	228
Non U.S. term loans	(g)	n/a	238	—	11	249
Other long term debt	(h)		680	—	34	714
Capitalized interest			(1,895)	—	—	(1,895)
Totals			$45,984	$3,086	$2,937	$52,007

Minimum payments under debt agreements for the next five years are as follows: $7,886 in 2015, $33,332 in 2016, $4,531 in 2017, $104,442 in 2018, $57,402 in 2019 and $614,978 thereafter.

(a)
On February 27, 2014, in an unregistered offering through a private placement under Rule 144A, Griffon issued, at par, $600,000 of 5.25% Senior Notes due in 2022 (“Senior Notes”); interest is payable semi-annually on March 1 and September 1, starting September 1, 2014. Proceeds from the Senior Notes were used to redeem $550,000 of 7.125% senior notes due 2018, to pay a call and tender offer premium of $31,530 and to make interest payments of $16,716, with the balance used to pay a portion of the related transaction fees and expenses. In connection with the issuance of the Senior Notes, all obligations under the $550,000 of 7.125% senior notes due in 2018 were discharged.

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On June 18, 2014, Griffon exchanged all of the Senior Notes for substantially identical Senior Notes registered under the Securities Act of 1933 via an exchange offer. The fair value of Senior Notes approximated $570,000 on September 30, 2014 based upon quoted market prices (level 1 inputs).

In connection with these transactions, Griffon capitalized $10,313 of underwriting fees and other expenses incurred related to the issuance and exchange of the Senior Notes, which will amortize over the term of such notes. Griffon recognized a loss on the early extinguishment of debt on the 7.125% senior notes aggregating $38,890, comprised of the $31,530 tender offer premium, the write-off of $6,574 of remaining deferred financing fees and $786 of prepaid interest on defeased notes.

On February 14, 2014, Griffon amended its $225,000 Revolving Credit Facility (“Credit Agreement”) to extend its maturity from March 18, 2018 to March 28, 2019, and to amend certain financial maintenance and negative covenants to improve Griffon's financial and operating flexibility. The facility includes a letter of credit sub-facility with a limit of $60,000, a multi-currency sub-facility of $50,000 and a swingline sub-facility with a limit of $30,000. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility or the occurrence of a default or event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, in each case without a floor, plus an applicable margin, which adjusts based on financial performance. Current margins are 1.25% for base rate loans and 2.25% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens and make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors and a pledge of not greater than 65% of the equity interest in each of Griffon’s material, first-tier foreign subsidiaries (except that a lien on the assets of Griffon’s material domestic subsidiaries

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

securing a limited amount of the debt under the credit agreement relating to Griffon's Employee Stock Ownership Plan ranks pari passu with the lien granted on such assets under the Credit Agreement; see footnote (d) below). At September 30, 2014, there were $18,929 of standby letters of credit outstanding under the Credit Agreement and $25,000 in outstanding borrowings; $181,071 was available for borrowing at that date.

(b)
On December 21, 2009, Griffon issued $100,000 principal of 4% convertible subordinated notes due 2017 (the “2017 Notes”). The current conversion rate of the 2017 Notes is 68.4571 shares of Griffon’s common stock per $1 principal amount of notes, corresponding to a conversion price of $14.61 per share. When a cash dividend is declared that would result in an adjustment to the conversion ratio of less than 1%, any adjustment to the conversion ratio is deferred until the first to occur of (i) actual conversion; (ii) the 42nd trading day prior to maturity of the notes; and (iii) such time as the cumulative adjustment equals or exceeds 1%. As of September 30, 2014, aggregate dividends since the last conversion price adjustment of $0.06 per share would have resulted in an adjustment to the conversion ratio of approximately 0.52%. At both September 30, 2014 and 2013, the 2017 Notes had a capital in excess of par component, net of tax, of $15,720. The fair value of the 2017 Notes approximated $110,188 on September 30, 2014 based upon quoted market prices (level 1 inputs).

(c)
On October 21, 2013, Griffon refinanced two real estate mortgages to secure loans totaling $17,175. The loans mature in October 2018, are collateralized by the related properties and are guaranteed by Griffon. The loans bear interest at a rate of LIBOR plus 2.75%. At September 30, 2014, $16,388 was outstanding.

(d)
In December 2013, Griffon’s Employee Stock Ownership Plan (“ESOP”) entered into an agreement that refinanced the two existing ESOP loans into one new Term Loan in the amount of $21,098 (the "Agreement"). The Agreement also provided for a Line Note with $10,000 available to purchase shares of Griffon common stock in the open market. In July 2014, Griffon's ESOP entered into an amendment of the existing Agreement which provided an additional $10,000 Line Note available to purchase shares in the open market. During 2014, the Line Notes were combined with the Term Loan to form one new Term Loan. The Term Loan bears interest at LIBOR plus 2.38% or the lender’s prime rate, at Griffon’s option. The Term Loan requires quarterly principal payments of $506, with a balloon payment of approximately $30,137 due at maturity on December 31, 2018. During 2014, 1,591,117 shares of Griffon common stock, for a total of $20,000, or $12.57 per share, were purchased with proceeds from the Line Notes. At September 30, 2014, $38,946 was outstanding under the Term Loan. The Term Loan is secured by shares purchased with the proceeds of the loan and with a lien on a specific amount of Griffon assets (which lien ranks pari passu with the lien granted on such assets under the Credit Agreement) and is guaranteed by Griffon.

(e)
In October 2006, CBP entered into a capital lease totaling $14,290 for real estate in Troy, Ohio. The lease matures in 2022, bears interest at a fixed rate of 5.0%, is secured by a mortgage on the real estate and is guaranteed by Griffon.

(f)
In November 2010, Clopay Europe GMBH (“Clopay Europe”) entered into a €10,000 revolving credit facility and a €20,000 term loan. The term loan was paid off in December 2013 and the revolver had no borrowings outstanding at September 30, 2014. The revolving facility matures in November 2014, but is renewable upon mutual agreement with the bank. The revolving credit facility accrues interest at EURIBOR plus 2.20% per annum. Clopay Europe is required to maintain a certain minimum equity to assets ratio and keep leverage below a certain level, defined as the ratio of total debt to EBITDA.

Clopay do Brasil maintains lines of credit of approximately $5,200. Interest on borrowings accrues at a rate of Brazilian CDI plus 6.0% (17.00% at September 30, 2014). At September 30, 2014 there was approximately $3,306 borrowed under the lines. Clopay Plastic Products Company, Inc. guarantees the loan and lines.

In November 2012, Garant G.P. (“Garant”) entered into a CAD $15,000 revolving credit facility. The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (1.53% LIBOR USD and 2.52% Bankers Acceptance Rate CDN as of September 30, 2014). The revolving facility matures in November 2015. Garant is required to maintain a certain minimum equity. At September 30, 2014, there were no borrowings under the revolving credit facility with CAD $15,000 available for borrowing.

(g)
In December 2013 and May 2014, Northcote Holdings Pty Ltd entered into two unsecured term loans in the outstanding amounts of AUD $12,500 and AUD $20,000, respectively. The AUD $12,500 term loan requires quarterly interest payments with principal due upon maturity in December 2016. The AUD $20,000 term loan requires quarterly principal payments of $625 beginning in August 2015 with a balloon payment due upon maturity in May 2017. The loans accrue interest at Bank Bill Swap Bid Rate “BBSY” plus 2.8% per annum (5.5% at September 30, 2014 for each loan). As of September 30, 2014, Griffon had an outstanding combined balance of $28,470 on the term loans.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Subsidiaries of Northcote Holdings Pty Ltd also maintain two lines of credit of AUD $3,000 and AUD $5,000 which accrue interest at BBSY plus 2.25% per annum (4.95% at September 30, 2014) and 2.50% per annum (5.20% at September 30, 2014), respectively. At September 30, 2014, there were no outstanding borrowings under the lines. Griffon Corporation guarantees the term loans and the AUD $3,000 line of credit; the assets of a subsidiary of Northcote Holdings Pty Ltd secures the AUD $5,000 line of credit.

(h)
At September 30, 2012, Griffon had $532 of 4% convertible subordinated notes due 2023 (“2023 Notes”) outstanding. On April 15, 2013, the 2023 Notes were redeemed at par plus accrued interest. Other long-term debt also includes capital leases.

At September 30, 2014, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements.

NOTE 11 – EMPLOYEE BENEFIT PLANS

Griffon offers defined contribution plans to most of its U.S. employees. In addition to employee contributions to the plans, Griffon makes contributions based upon various percentages of compensation and/or employee contributions, which were $8,207 in 2014, $6,950 in 2013 and $7,300 in 2012.

The Company also provides healthcare and life insurance benefits for certain groups of retirees through several plans. For certain employees, the benefits are at fixed amounts per retiree and are partially contributory by the retiree. The post-retirement benefit obligation was $1,990 and $1,972 as of September 30, 2014 and 2013. The accumulated other comprehensive income (loss) for these plans was $(38) and $161 as of September 30, 2014 and 2013, respectively, and the 2014 and 2013 benefit expense was $59 and $65, respectively. It is the Company’s practice to fund these benefits as incurred.

Griffon also has qualified and non-qualified defined benefit plans covering certain employees with benefits based on years of service and employee compensation. Over time, these amounts will be recognized as part of net periodic pension costs in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Griffon is responsible for overseeing the management of the investments of the qualified defined benefit plan and uses the service of an investment manager to manage these assets based on agreed upon risk profiles. The primary objective of the qualified defined benefit plan is to secure participant retirement benefits. As such, the key objective in this plan’s financial management is to promote stability and, to the extent appropriate, growth in the funded status. Financial objectives are established in conjunction with a review of current and projected plan financial requirements. The fair values of a majority of the plan assets were determined by the plans’ trustee using quoted market prices for identical instruments (level 1 inputs) as of September 30, 2014 and 2013. The fair value of various other investments was determined by the plan’s trustee using direct observable market corroborated inputs, including quoted market prices for similar assets (level 2 inputs). There were no pension assets measured using level 3 inputs.

Effective January 1, 2012, the Clopay Pension Plan merged with the Ames True Temper Inc. Pension Plan. The merged qualified defined benefit plan was named the Clopay Ames Pension Plan (the “Clopay AMES Plan”).

The Clopay portion of the Clopay AMES Plan has been frozen to new entrants since December 2000. Certain employees who were part of the plan prior to December 2000 continued to accrue a service benefit through December 2010, at which time all plan participants stopped accruing service benefits.

The AMES portion of the Clopay AMES Plan has been frozen to all new entrants since November 2009 and stopped accruing benefits in December 2009.

The AMES supplemental executive retirement plan was frozen to new entrants and participants in the plan stopped accruing benefits in 2008.

In 2014, the company contributed €1,300 (U.S. $1,776), which equaled the net balance sheet liability, in settlement of all remaining obligations for a non-U.S. pension liability. There were no gains or losses recorded for this settlement.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

In 2013, SG&A expenses included a $2,142 pension settlement loss resulting from the lump-sum buyout of certain participant’s balances in the Company’s defined benefit plan. The buyouts, funded by the pension plan, reduced the Company’s net pension liability at September 30, 2013 by $3,472 and increased Accumulated Other Comprehensive Income (Loss) by $3,649 at that date.

Griffon uses judgment to establish the assumptions used in determining the future liability of the plan, as well as the investment returns on the plan assets. The expected return on assets assumption used for pension expense was developed through analysis of historical market returns, current market conditions and past experience of plan investments. The long-term rate of return assumption represents the expected average rate of earnings on the funds invested, or to be invested, to provide for the benefits included in the benefit obligations. The assumption is based on several factors including historical market index returns, the anticipated long-term asset allocation of plan assets and the historical return. The discount rate assumption is determined by developing a yield curve based on high quality bonds with maturities matching the plans’ expected benefit payment stream. The plans’ expected cash flows are then discounted by the resulting year-by-year spot rates. A 10% change in the discount rate, average wage increase or return on assets would not have a material effect on the financial statements of Griffon.

Net periodic costs (benefits) were as follows:

	Defined Benefits for the Years Ended September 30,			Supplemental Benefits for the Years Ended September 30,
	2014	2013	2012	2014	2013	2012
Net periodic (benefits) costs:
Service cost	$22	$165	$238	$—	$35	$36
Interest cost	8,205	7,977	9,191	1,497	1,344	1,692
Expected return on plan assets	(11,309)	(11,869)	(11,896)	—	—	—
Recognition of settlement	—	2,142	—	—	—	—
Amortization of:
Prior service costs	1	6	6	14	14	171
Actuarial loss	885	1,795	1,735	1,034	1,288	1,137
Total net periodic (benefits) costs	$(2,196)	$216	$(726)	$2,545	$2,681	$3,036

The tax benefits in 2014, 2013 and 2012 for the amortization of pension costs in Other comprehensive income (loss) were $677, $1,086 and $1,067, respectively.

The estimated net actuarial loss and prior service cost that will be amortized from AOCI into Net periodic pension cost during 2015 are $2,165 and $17, respectively.

The weighted-average assumptions used in determining the net periodic (benefits) costs were as follows:

	Defined Benefits for the Years Ended September 30,			Supplemental Benefits for the Years Ended September 30,
	2014	2013	2012	2014	2013	2012
Discount rate	4.49%	3.67%	4.44%	4.09%	3.40%	4.30%
Average wage increase	0.15%	0.11%	0.11%	—%	4.87%	4.89%
Expected return on assets	8.00%	7.80%	7.71%	—	—	—

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Plan assets and benefit obligation of the defined and supplemental benefit plans were as follows:

	Defined Benefits at September 30,		Supplemental Benefits at September 30,
	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$195,961	$232,939	$38,674	$41,473
Benefits earned during the year	22	165	—	35
Interest cost	8,205	7,977	1,497	1,344
Plan participant contributions	3	15	—	—
Benefits paid	(10,359)	(10,632)	(4,083)	(4,051)
Benefits paid - settlement	—	(11,548)	—	—
Plan settlement	(9,780)	—	—	—
Effect of foreign currency	37	462	—	—
Actuarial (gain) loss	10,238	(19,945)	2,119	(127)
Actuarial gain - settlement	—	(3,472)	—	—
Benefit obligation at end of fiscal year	194,327	195,961	38,207	38,674
Change in plan assets:
Fair value of plan assets at beginning of fiscal year	153,731	160,823	—	—
Actual return on plan assets	12,830	12,537	—	—
Plan participant contributions	3	15	—	—
Company contributions	7,433	2,203	4,083	4,051
Effect of foreign currency	26	333	—	—
Benefits paid	(10,359)	(10,632)	(4,083)	(4,051)
Benefits paid - settlement	—	(11,548)	—	—
Plan settlement	(8,698)	—
Fair value of plan assets at end of fiscal year	154,966	153,731	—	—
Projected benefit obligation in excess of plan assets	$(39,361)	$(42,230)	$(38,207)	$(38,674)
Amounts recognized in the statement of financial position consist of:
Accrued liabilities	$—	$—	$(4,058)	$(4,031)
Other liabilities (long-term)	(39,361)	(42,230)	(34,149)	(34,643)
Total Liabilities	(39,361)	(42,230)	(38,207)	(38,674)
Net actuarial losses	23,433	16,679	20,420	19,335
Prior service cost	2	4	85	99
Deferred taxes	(8,202)	(5,839)	(7,177)	(6,802)
Total Accumulated other comprehensive loss, net of tax	15,233	10,844	13,328	12,632
Net amount recognized at September 30,	$(24,128)	$(31,386)	$(24,879)	$(26,042)
Accumulated benefit obligations	$194,327	$195,590	$38,207	$38,674
Information for plans with accumulated benefit obligations in excess of plan assets:
ABO	$194,327	$195,590	$38,207	$38,674
PBO	194,327	195,961	38,207	38,674
Fair value of plan assets	154,966	153,731	—	—

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

The weighted-average assumptions used in determining the benefit obligations were as follows:

	Defined Benefits at September 30,		Supplemental Benefits at September 30,
	2014	2013	2014	2013
Weighted average discount rate	3.98%	4.49%	3.60%	4.09%
Weighted average wage increase	—%	0.15%	—%	—%

The actual and weighted-average asset allocation for qualified benefit plans were as follows:

	At September 30,
	2014	2013	Target
Equity securities	56.4%	55.8%	63.0%
Fixed income	38.1%	41.3%	37.0%
Other	5.5%	2.9%	—%
Total	100.0%	100.0%	100.0%

Estimated future benefit payments to retirees, which reflect expected future service, are as follows:

For the years ending September 30,	Defined Benefits	Supplemental Benefits
2015	$10,551	$4,058
2016	10,734	4,000
2017	10,830	3,939
2018	10,964	3,564
2019	11,115	3,391
2020 through 2024	58,177	13,137

Griffon expects to contribute $3,784 to the Defined Benefit plans in 2015, in addition to the $4,058 in payments related to the Supplemental Benefits that will be funded from the general assets of Griffon.

The Clopay AMES Plan is covered by the Pension Protection Act of 2006. The Adjusted Funding Target Attainment Percent for the plan as of January 1, 2014 was 96.7%. Since the plan was in excess of the 80% funding threshold there were no plan restrictions. The expected level of 2015 catch up contributions is $4,228.

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

Equity securities – The fair values reflect the closing price reported on a major market where the individual mutual fund securities are traded in equity securities. These investments are classified within Level 1 of the valuation hierarchy.

Debt securities – The fair values are based on a compilation of primarily observable market information or a broker quote in a non-active market where the individual mutual fund securities are invested in debt securities. These investments are primarily classified within Level 2 of the valuation hierarchy.

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

The following table presents the fair values of Griffon’s pension and post-retirement plan assets by asset category:

At September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$2,912	$—	$—	$2,912
Short-term investment funds	—	—	—	—
Government agency securities	—	—	—	—
Debt instruments	29,447	—	—	29,447
Equity securities	45,870	—	—	45,870
Commingled funds	—	72,722	—	72,722
Limited partnerships and hedge fund investments	—	4,015	—	4,015
Total	$78,229	$76,737	$—	$154,966

At September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$—	$—	$—	$—
Short-term investment funds	—	2,948	—	2,948
Government agency securities	3,006	—	—	3,006
Debt instruments	30,856	—	—	30,856
Equity securities	47,690	—	—	47,690
Commingled funds	—	66,130	—	66,130
Insurance contracts	—	—	—	—
Limited partnerships and hedge fund investments	—	3,101	—	3,101
Total	$81,552	$72,179	$—	$153,731

Griffon has an ESOP that covers substantially all domestic employees. All U.S. employees of Griffon, who are not members of a collective bargaining unit, automatically become eligible to participate in the plan on the October 1st following completion of one year of service. Securities are allocated to participants’ individual accounts based on the proportion of each participant’s aggregate compensation (not to exceed $260 for the plan year ended September 30, 2014), to the total of all participants’ compensation. Shares of the ESOP which have been allocated to employee accounts are charged to expense based on the fair value of the shares transferred and are treated as outstanding in determining earnings per share. Dividends paid on shares held by the ESOP are used to offset debt service on ESOP Loans. Dividends paid on shares held in participant accounts are utilized to allocate shares from the aggregate number of shares to be released, equal in value to those dividends, based on the closing price of Griffon common stock on the dividend payment date. Compensation expense under the ESOP was $2,447 in 2014, $2,015 in 2013 and $1,796 in 2012. The cost of the shares held by the ESOP and not yet allocated to employees is reported as a reduction of Shareholders’ Equity. The fair value of the unallocated ESOP shares as of September 30, 2014 and 2013 based on the closing stock price of Griffon’s stock was $37,372 and $24,257, respectively. The ESOP shares were as follows:

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

	At September 30,
	2014	2013
Allocated shares	2,406,941	2,309,812
Unallocated shares	3,281,095	1,934,338
	5,688,036	4,244,150

NOTE 12 – INCOME TAXES

Income taxes have been based on the following components of Income before taxes and discontinued operations:

	For the Years Ended September 30,
	2014	2013	2012
Domestic	$(14,682)	$16,083	$27,910
Non-U.S.	8,966	(1,750)	(5,969)
	$(5,716)	$14,333	$21,941

Provision (benefit) for income taxes on income from continuing operations was comprised of the following:

	For the Years Ended September 30,
	2014	2013	2012
Current	$(408)	$2,468	$7,557
Deferred	(5,131)	5,075	(2,627)
Total	$(5,539)	$7,543	$4,930
U.S. Federal	$(6,486)	$5,807	$3,400
State and local	(291)	2,915	(1,301)
Non-U.S.	1,238	(1,179)	2,831
Total provision	$(5,539)	$7,543	$4,930

Griffon’s Income tax provision (benefit) included benefits of ($4,429) in 2014, ($3,209) in 2013, and ($3,356) in 2012 reflecting the reversal of previously recorded tax liabilities primarily due to the resolution of various tax audits and the closing of certain statutes for prior years’ tax returns.

Differences between the effective income tax rate applied to Income from continuing operations and U.S. Federal income statutory rate were as follows:

	For the Years Ended September 30,
	2014	2013	2012
U.S. Federal income tax provision (benefit) rate	(35.0)%	35.0%	35.0%
State and local taxes, net of Federal benefit	17.5%	2.8%	3.6%
Non-U.S. taxes	(35.8)%	5.3%	7.0%
Change in tax contingency reserves	(36.0)%	(10.9)%	(6.7)%
Repatriation of foreign earnings	4.7%	(8.3)%	(12.3)%
U.S. Valuation allowance	4.5%	10.1%	(2.4)%
Non-deductible/non-taxable items, net	(3.4)%	11.6%	8.4%
Research credits	(3.9)%	(7.4)%	(0.7)%
Deferred tax impact of state rate change	(4.5)%	15.0%	(11.0)%
Other	(5.0)%	(0.6)%	1.6%
Effective tax provision (benefit) rate	(96.9)%	52.6%	22.5%

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

The tax effect of temporary differences that give rise to future deferred tax assets and liabilities are as follows:

	At September 30,
	2014	2013
Deferred tax assets:
Bad debt reserves	$2,639	$2,202
Inventory reserves	7,578	9,295
Deferred compensation (equity compensation and defined benefit plans)	35,683	32,645
Compensation benefits	4,662	3,059
Insurance reserve	3,336	3,360
Restructuring reserve	911	699
Warranty reserve	2,286	3,320
Net operating loss	32,512	26,644
Tax credits	6,378	7,311
Other reserves and accruals	4,164	2,924
	100,149	91,459
Valuation allowance	(15,649)	(13,421)
Total deferred tax assets	84,500	78,038
Deferred tax liabilities:
Deferred income	(11,091)	(13,124)
Goodwill and intangibles	(72,086)	(70,216)
Property, plant and equipment	(34,302)	(36,469)
Interest	(3,582)	(5,154)
Other	(927)	(5,164)
Total deferred tax liabilities	(121,988)	(130,127)
Net deferred tax liabilities	$(37,488)	$(52,089)

The change in the valuation allowance relates to the valuation allowance for certain state, local and foreign tax attributes.

The components of the net deferred tax liability, by balance sheet account, were as follows:

	At September 30,
	2014	2013
Prepaid and other current assets	$13,982	$9,118
Other assets	872	3,205
Current liabilities	(2)	—
Other liabilities	(53,798)	(66,422)
Assets of discontinued operations	1,458	2,010
Net deferred liability	$(37,488)	$(52,089)

At both September 30, 2014 and 2013, Griffon has not recorded deferred income taxes on the undistributed earnings of its non-U.S. subsidiaries because of management’s ability and intent to indefinitely reinvest such earnings outside the U.S. At September 30, 2014, Griffon’s share of the undistributed earnings of the non-U.S. subsidiaries amounted to approximately $90,716. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

At September 30, 2014 and 2013, Griffon had loss carryforwards for non-U.S. tax purposes of $78,692 and $83,564, respectively. The non-U.S. loss carryforwards are available for carryforward indefinitely.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

At September 30, 2014 and 2013, Griffon had state and local loss carryforwards of $7,905 and $6,057, respectively, which expire in varying amounts through 2034.

At September 30, 2014, Griffon had federal loss carryforwards of $11,036, which are available for carryforward through 2034. At September 30, 2013, Griffon had no federal loss carryforwards.

At September 30, 2014 and 2013, Griffon had federal tax credit carryforwards of $6,087 and $5,151, respectively, which expire beginning in 2017.

Griffon files U.S. Federal, state and local tax returns, as well as applicable returns in Germany, Canada, Brazil, Australia, Sweden, Mexico, Ireland and other non-U.S. jurisdictions. Griffon’s U.S. Federal income tax returns are no longer subject to income tax examination for years before 2010, the German income tax returns are no longer subject to income tax examination for years through 2010 and major U.S. state and other non-U.S. jurisdictions are no longer subject to income tax examinations for years before 2004. Various U.S. state and non-U.S. statutory tax audits are currently underway.

The following is a roll forward of unrecognized tax benefits:

Balance at September 30, 2012	$11,876
Additions based on tax positions related to the current year	1,343
Additions based on tax positions related to prior years	111
Lapse of Statutes	(974)
Settlements	(1,836)
Balance at September 30, 2013	10,520
Additions based on tax positions related to the current year	848
Additions based on tax positions related to prior years	531
Reductions based on tax positions related to prior years	(2,549)
Lapse of Statutes	(1,204)
Settlements	(240)
Balance at September 30, 2014	$7,906

If recognized, the amount of potential tax benefits that would impact Griffon’s effective tax rate is $4,634. Griffon recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. At September 30, 2014 and 2013, the combined amount of accrued interest and penalties related to tax positions taken or to be taken on Griffon’s tax returns and recorded as part of the reserves for uncertain tax positions was $754 and $1,672, respectively. Griffon cannot reasonably estimate the extent to which existing liabilities for uncertain tax positions may increase or decrease within the next twelve months as a result of the progression of ongoing tax audits or other events. Griffon believes that it has adequately provided for all open tax years by tax jurisdiction.

NOTE 13 – STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION

On November 17, 2011, the Company began declaring quarterly dividends. During 2014, 2013 and 2012, the Company declared and paid dividends totaling $0.12 per share, $0.10 per share and $0.08 per share, respectively. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends.

In February 2011, shareholders approved the Griffon Corporation 2011 Equity Incentive Plan (“Incentive Plan”) under which awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, deferred shares and other stock-based awards may be granted. On January 30, 2014, shareholders approved an amendment and restatement of the Incentive Plan (as amended, the “Incentive Plan”), which, among other things, added 1,200,000 shares to the Incentive Plan. Options granted under the Incentive Plan may be either “incentive stock options” or nonqualified stock options, generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The maximum number of shares of common stock available for award under the Incentive Plan is 4,200,000 (600,000 of which may be issued as incentive stock options) plus any shares underlying awards outstanding on the effective date of the Incentive

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Plan under the 2006 Incentive Plan that are subsequently cancelled or forfeited. As of September 30, 2014, 984,297 shares were available for grant.

All grants outstanding under the Griffon Corporation 2001 Stock Option Plan, 2006 Equity Incentive Plan and Outside Director Stock Award Plan will continue under their terms; no additional awards will be granted under such plans.

Compensation expense for restricted stock is recognized ratably over the required service period based on the fair value of the grant, calculated as the number of shares granted multiplied by the stock price on date of grant, and for performance shares, the likelihood of achieving the performance criteria. Compensation cost related to stock-based awards with graded vesting, generally over a period of three to four years, is recognized using the straight-line attribution method and recorded within Selling, general and administrative expenses. The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	For the Years Ended September 30,
	2014	2013	2012
Pre-tax compensation expense	$11,473	$12,495	$10,439
Tax benefit	(3,224)	(3,068)	(2,547)
Total stock-based compensation expense, net of tax	$8,249	$9,427	$7,892

All stock options were fully vested at September 30, 2012. A summary of stock option activity for the year ended September 30, 2014 is as follows:

	Options
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregated Intrinsic Value
Outstanding and Exercisable at September 30, 2013	714,235	20.15
Forfeited/Expired	(131,750)	19.80
Outstanding and Exercisable at September 30, 2014	582,485	20.23	2.8	$—

	Options Outstanding & Exercisable
Range of Exercises Prices	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
$14.78	12,000	$14.78	2.8
$17.23	111,035	17.23	0.6
19.49 to $22.41	393,000	20.25	3.7
$26.06	66,450	26.06	1.5
Totals	582,485

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

A summary of restricted stock activity, inclusive of restricted stock units, for the year ended September 30, 2014, is as follows:

	Shares	Weighted Average Grant- Date Fair Value
Unvested at September 30, 2013	3,428,668	11.27
Granted	1,123,416	12.96
Vested	(1,111,385)	11.79
Forfeited	(233,381)	22.94
Unvested at September 30, 2014	3,207,318	11.63

The fair value of restricted stock which vested during the year ended September 30, 2014, 2013, and 2012 was $14,058, $13,270 and $428, respectively. The weighted average grant date fair value during the year ended September 30, 2014, 2013 and 2012 was $12.96, $11.03, and $9.33, respectively.

Unrecognized compensation expense related to non-vested shares of restricted stock was $15,945 at September 30, 2014 and will be recognized over a weighted average vesting period of 1.6 years.

At September 30, 2014, a total of approximately 4,774,100 shares of Griffon’s authorized Common Stock were reserved for issuance in connection with stock compensation plans.

In each of August 2011 and May 2014, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under both repurchase programs, the Company may purchase shares of its common stock, depending upon market conditions, in open market or privately negotiated transactions, including pursuant to a 10b5-1 plan. Share repurchases are recorded at cost. During 2012, Griffon purchased 1,187,066 shares of common stock under the August 2011 program, for a total of $10,379, or $8.74 per share. During 2013, Griffon purchased 2,369,786 shares of common stock under the August 2011 program for a total of $26,285, or $11.09 per share. During 2014, Griffon purchased 1,906,631 shares of common stock under both repurchase programs, for a total of $23,167 or $12.15 per share. Since August 2011, Griffon has repurchased 6,994,862 shares of common stock, for a total of $72,197 or $10.32 per share under Board authorized share repurchase programs (which repurchases included exhausting the remaining availability under a Board authorized repurchase program that was in existence prior to 2011). At September 30, 2014, the August 2011 Board authorized repurchase plan was completed and $38,860 remains under Griffon's May 2014 Board authorized program.

In addition to the repurchases under Board authorized programs, during 2014, 466,131 shares, with a market value of $5,887, or $12.63 per share, were withheld to settle employee taxes due upon the vesting of restricted stock.

On December 10, 2013, Griffon repurchased 4,444,444 shares of its common stock for $50,000 from GS Direct, L.L.C. (“GS Direct”), an affiliate of The Goldman Sachs Group, Inc. The repurchase was effected in a private transaction at a per share price of $11.25, an approximate 9.2% discount to the stock’s closing price on November 12, 2013, the day before announcement of the transaction. The transaction was exclusive of the Company´s August 2011, $50,000 authorized share repurchase program. After closing the transaction, GS Direct continued to hold approximately 5.56 million shares (approximately 10% of the shares outstanding at such time) of Griffon’s common stock. Subject to certain exceptions, if GS Direct intends to sell its remaining shares of Griffon common stock at any time prior to December 31, 2015, it will first negotiate in good faith to sell such shares to the Company.

During 2014, Griffon’s Board of Directors authorized the ESOP to purchase up to $20,000 of Griffon’s outstanding common stock, depending upon market conditions, in open market or privately negotiated transactions, including pursuant to a 10b5-1 plan. During 2014, the ESOP purchased 1,591,117 shares of common stock, for a total of $20,000 or $12.57 per share.

In connection with the Northcote acquisition, Griffon entered into certain retention arrangements with Northcote management. Under these arrangements, on January 10, 2014, Griffon issued 44,476 shares of common stock to Northcote management for an aggregate purchase price of $584 or $13.13 per share, and for each share of common stock purchased, Northcote management received one restricted stock unit (included in the detail in the prior paragraph), that vests in three equal installments over three years, subject to the attainment of specified performance criteria.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

NOTE 14 – COMMITMENTS AND CONTINGENT LIABILITIES

Operating leases
Griffon rents real property and equipment under operating leases expiring at various dates. Most of the real property leases have escalation clauses related to increases in real property taxes. Rent expense for all operating leases totaled approximately $27,784, $22,265 and $30,598 in 2014, 2013 and 2012, respectively. Aggregate future minimum lease payments for operating leases at September 30, 2014 are $25,609 in 2015, $21,208 in 2016, $15,811 in 2017, $13,378 in 2018, $10,955 in 2019 and $10,435 thereafter.

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

Improper Advertisement Claim involving Union Tools® Products. Since December 2004, a customer of AMES has been named in various litigation matters relating to certain Union Tools products. The plaintiffs in those litigation matters have asserted causes of action against the customer of AMES for improper advertisement to end consumers. The allegations suggest that advertisements led the consumers to believe that Union Tools’ hand tools were wholly manufactured within boundaries of the United States. The complaints assert various causes of action against the customer of AMES under federal and state law, including common law fraud. At some point, likely once the litigation against the customer of AMES ends, the customer may seek indemnity (including recovery of its legal fees and costs) against AMES for an unspecified amount. Presently, AMES cannot estimate the amount of loss, if any, if the customer were to seek legal recourse against AMES.

Department of Environmental Conservation of New York State, regarding Frankfort, NY site. During fiscal 2009, an underground fuel tank with surrounding soil contamination was discovered at the Frankfort, N.Y. site, which is the result of historical facility operations prior to AMES’ ownership. While AMES was actively working with the DEC and the New York State Department of

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Health to define remediation requirements relative to the underground fuel tank, the DEC took the position that AMES was responsible to remediate other types of contamination on the site. After negotiations with the DEC, on August 15, 2011, AMES executed an Order on Consent with the DEC. The Order is without admission or finding of liability or acknowledgment that there has been a release of hazardous substances at the site. Importantly, the Order does not waive any rights that AMES has under a 1991 Consent Judgment entered into between the DEC and a predecessor of AMES relating to the site. The Order requires that AMES identify areas of concern at the site, and formulate a strategy to investigate and remedy both on and off site conditions in compliance with applicable environmental law. At the conclusion of the remedy phase of the remediation to the satisfaction of the DEC, the DEC will issue a Certificate of Completion. On August 1, 2012, a fire occurred during the course of demolition of certain structures at the Frankfort, NY site, requiring cleanup and additional remediation under the oversight of the DEC, which work has been substantially completed. AMES has performed significant additional investigative and remedial activities in the last few years under work plans approved by the DEC and has submitted a remedial investigative report to the DEC, which the DEC accepted in draft form. AMES recently submitted an addendum to the remedial investigation report to the DEC. The DEC has not yet provided comments, which are expected shortly. Following DEC approval of the investigation report, AMES will submit a Final Remedial Investigation Report.

U.S. Government investigations and claims

Defense contracts and subcontracts, including Griffon’s contracts and subcontracts, are subject to audit and review by various agencies and instrumentalities of the United States government, including among others, the Defense Contract Audit Agency (“DCAA”), the Defense Criminal Investigative Service (“DCIS”), and the Department of Justice ("DOJ") which has responsibility for asserting claims on behalf of the U.S. government. In addition to ongoing audits, pursuant to an administrative subpoena Griffon is currently providing information to the U.S. Department of Defense Office of the Inspector General and the DOJ. No claim has been asserted against Griffon in connection with this matter, and Griffon is unaware of any material financial exposure in connection with the inquiry.

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

NOTE 15 – EARNINGS (LOSS) PER SHARE

Basic and diluted EPS for the years ended September 30, 2014, 2013 and 2012 were determined using the following information (in thousands):

	2014	2013	2012
Weighted average shares outstanding - basic	49,367	54,428	55,914
Incremental shares from stock based compensation	—	2,135	1,415
Weighted average shares outstanding - diluted	49,367	56,563	57,329
Anti-dilutive options excluded from diluted EPS computation	582	714	930
Anti-dilutive restricted stock excluded from diluted EPS computation	1,642	—	—

Griffon has the intent and ability to settle the principal amount of the 2017 Notes in cash, and accordingly, the potential issuance of shares related to the principal amount of the 2017 Notes does not affect diluted shares. Shares of the ESOP which have been allocated to employee accounts are treated as outstanding in determining earnings per share.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

NOTE 16 – RELATED PARTIES

Goldman, Sachs & Co. acted as a co-manager and as an initial purchaser in connection with the Senior Notes offering and received a fee of $825.

On December 10, 2013, Griffon repurchased 4,444,444 shares of its common stock for $50,000 from GS Direct. The repurchase was effected in a private transaction at a per share price of $11.25, an approximate 9.2% discount to the stock’s closing price on November 12, 2013, the day before announcement of the transaction. After closing the transaction, GS Direct continued to hold approximately 5.56 million shares (approximately 10% of the shares outstanding at such time) of Griffon’s common stock. Subject to certain exceptions, if GS Direct intends to sell its remaining shares of Griffon common stock at any time prior to December 31, 2015, it will first negotiate in good faith to sell such shares to the Company.

NOTE 17 — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly results of operations for the years ended September 30, 2014 and 2013 were as follows:

Quarter ended	Revenue	Gross Profit	Net Income (loss)	Per Share - Basic	Per Share - Diluted
2014
December 31, 2012	$453,458	$105,503	$3,236	$0.06	$0.06
March 31, 2013	507,687	109,987	(25,825)	(0.53)	(0.53)
June 30, 2013	505,039	118,307	14,464	0.30	0.29
September 30, 2014	525,627	125,602	7,948	0.16	0.16
	$1,991,811	$459,399	$(177)	$0.00	$0.00
2013
December 31, 2011	$423,749	$97,670	$558	$0.01	$0.01
March 31, 2012	488,743	105,497	(819)	(0.02)	(0.02)
June 30, 2012	509,826	108,311	3,603	0.07	0.06
September 30, 2013	449,009	106,107	425	0.01	0.01
	$1,871,327	$417,585	$3,767	$0.07	$0.07

Notes to Quarterly Financial Information (unaudited):

•	Earnings (loss) per share are computed independently for each quarter and year presented; as such the sum of the quarters may not be equal to the full year amounts.

•
2014 Net loss, and the related per share earnings, included, net of tax, restructuring and other related charges of $522, $429, $222 and $2,631 for the first, second, third and fourth quarters, respectively, and $3,804 for the year; and acquisition related costs of $495, $992 and $473 for the first, third and fourth quarters, respectively, and $1,960 for the year; and a loss on debt extinguishment of $24,964, net of tax for the second quarter and for the year.

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

Information on Griffon’s reportable segments is as follows:

	For the Years Ended September 30,
REVENUE	2014	2013	2012
Home & Building Products:
AMES	$503,687	$419,549	$433,866
CBP	475,756	435,416	422,674
Home & Building Products	979,443	854,965	856,540
Telephonics	419,005	453,351	441,503
Plastics	593,363	563,011	563,102
Total consolidated net sales	$1,991,811	$1,871,327	$1,861,145

	For the Years Ended September 30,
INCOME (LOSS) BEFORE TAXES	2014	2013	2012
Segment operating profit:
Home & Building Products	$40,538	$26,130	$37,082
Telephonics	45,293	55,076	49,232
Plastics	28,881	16,589	13,688
Total segment operating profit	114,712	97,795	100,002
Net interest expense	(48,144)	(52,167)	(51,715)
Unallocated amounts	(33,394)	(29,153)	(26,346)
Loss from debt extinguishment	(38,890)	—	—
Loss on pension settlement	—	(2,142)	—
Income (loss) before taxes from continuing operations	$(5,716)	$14,333	$21,941

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

The following table provides a reconciliation of Segment adjusted EBITDA to Income (loss) before taxes and discontinued operations:

	For the Years Ended September 30,
	2014	2013	2012
Segment adjusted EBITDA:
Home & Building Products	$77,171	$70,064	$70,467
Telephonics	57,525	63,199	60,565
Plastics	56,291	48,100	40,000
Total Segment adjusted EBITDA	190,987	181,363	171,032
Net interest expense	(48,144)	(52,167)	(51,715)
Segment depreciation and amortization	(66,978)	(70,306)	(65,864)
Unallocated amounts	(33,394)	(29,153)	(26,346)
Loss from debt extinguishment	(38,890)	—	—
Restructuring charges	(6,136)	(13,262)	(4,689)
Acquisition costs	(3,161)	—	(477)
Loss on pension settlement	—	(2,142)	—
Income (loss) before taxes from continuing operations	$(5,716)	$14,333	$21,941

	For the Years Ended September 30,
DEPRECIATION and AMORTIZATION	2014	2013	2012
Segment:
Home & Building Products	31,580	$36,195	$32,034
Telephonics	7,988	7,373	7,518
Plastics	27,410	26,738	26,312
Total segment depreciation and amortization	66,978	70,306	65,864
Corporate	418	442	400
Total consolidated depreciation and amortization	67,396	$70,748	$66,264

CAPITAL EXPENDITURES
Segment:
Home & Building Products	$33,779	$30,695	$24,648
Telephonics	20,963	11,112	11,979
Plastics	21,032	22,509	32,069
Total segment	75,774	64,316	68,696
Corporate	1,320	125	155
Total consolidated capital expenditures	$77,094	$64,441	$68,851

ASSETS	At September 30, 2014	At September 30, 2013	At September 30, 2012
Segment assets:
Home & Building Products	$1,030,005	$897,215	$940,495
Telephonics	319,327	296,919	255,420
Plastics	389,464	422,730	430,395
Total segment assets	1,738,796	1,616,864	1,626,310
Corporate	77,814	156,455	173,088
Total continuing assets	1,816,610	1,773,319	1,799,398
Assets of discontinued operations	3,751	4,289	3,523
Consolidated total	$1,820,361	$1,777,608	$1,802,921

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Segment information by geographic region was as follows:

	For the Years Ended September 30,
REVENUE BY GEOGRAPHIC AREA - DESTINATION	2014	2013	2012
United States	$1,386,575	$1,319,740	$1,317,911
Europe	254,460	255,733	255,323
Canada	134,637	114,984	120,457
South America	105,691	103,840	93,243
All other countries	110,448	77,030	74,211
Consolidated revenue	$1,991,811	$1,871,327	$1,861,145

	For the Years Ended September 30,
LONG-LIVED ASSETS BY GEOGRAPHIC AREA	2014	2013	2012
United States	$439,737	$421,604	$422,647
Germany	74,457	82,314	84,480
Canada	42,374	46,792	50,894
All other countries	47,620	24,274	29,331
Consolidated property, plant and equipment, net	$604,188	$574,984	$587,352

As a percentage of consolidated revenue, HBP sales to Home Depot approximated 12% in 2014, 11% in 2013 and 12% in 2012; Plastics sales to P&G approximated 14% in both 2014 and 2013, and 13% in 2012; and Telephonics’ aggregate sales to the United States Government and its agencies approximated 15% in 2014 and 19% in both 2013 and 2012.

NOTE 19 – OTHER INCOME (EXPENSE)

Other income (expense) included $220, ($166) and $(1,414) for the years ended September 30, 2014, 2013 and 2012, respectively, of currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, as well as $110, $565 and $12, respectively, of investment income (loss).

NOTE 20 - OTHER COMPREHENSIVE INCOME (LOSS)
The amounts recognized in other comprehensive income (loss) were as follows:

	Years Ended September 30,
	2014			2013			2012
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(23,933)	$—	$(23,933)	$(3,090)	$—	$(3,090)	$(6,754)	$—	$(6,754)
Pension and other defined benefit plans	(6,061)	2,147	(3,914)	32,431	(13,121)	19,310	(7,817)	2,736	(5,081)
Cash flow hedge	386	(134)	252	—	—	—	—	—	—
Available-for-sale securities	1,370	(500)	870	—	—	—	—	—	—
Total other comprehensive income (loss)	$(28,238)	$1,513	$(26,725)	$29,341	$(13,121)	$16,220	$(14,571)	$2,736	$(11,835)

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

The components of Accumulated other comprehensive loss are as follows:

	At September 30,
	2014	2013
Foreign currency translation adjustments	$(3,820)	$20,113
Pension and other defined benefit plans	(27,366)	(23,452)
Cash flow hedge	252	—
Available-for-sale securities	870	—
	$(30,064)	$(3,339)

Total comprehensive income (loss) were as follows:

	For the Years Ended September 30,
	2014	2013	2012
Net income (loss)	$(177)	$3,767	$17,011
Other comprehensive income (loss), net of taxes	(26,725)	16,220	(11,835)
Comprehensive income (loss)	$(26,902)	$19,987	$5,176

Amounts reclassified from accumulated other comprehensive income (loss) to income (loss) were as follows:

	For the Years Ended September 30,
	2014	2013	2012
Pension amortization	$1,934	$3,103	$3,049
Pension settlement	—	2,142	—
Total before tax	1,934	5,245	3,049
Tax	(677)	(1,540)	(1,067)
Net of tax	$1,257	$3,705	$1,982

NOTE 21 – CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the domestic assets of Clopay Building Products Company, Inc., Clopay Plastic Products Company, Inc., Telephonics Corporation, The AMES Companies, Inc., AMES Southern, Inc., and Clopay Ames True Temper Holding, Corp., all of which are indirectly 100% owned by Griffon. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act of 1933, presented below are condensed consolidating financial information as of September 30, 2014 and 2013, and for the years ended September 30, 2014, 2013 and 2012. The financial information may not necessarily be indicative of results of operations or financial position had the guarantor companies or non-guarantor companies operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly owned subsidiaries accounted for under the equity method.

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

CONDENSED CONSOLIDATING BALANCE SHEETS
At September 30, 2014

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CURRENT ASSETS
Cash and equivalents	$6,813	$31,522	$54,070	$—	$92,405
Accounts receivable, net of allowances	—	213,922	77,218	(32,704)	258,436
Contract costs and recognized income not yet billed, net of progress payments	—	109,804	126	—	109,930
Inventories, net	—	219,326	70,537	272	290,135
Prepaid and other current assets	4,366	26,319	17,101	14,783	62,569
Assets of discontinued operations	—	—	1,624	—	1,624
Total Current Assets	11,179	600,893	220,676	(17,649)	815,099
PROPERTY, PLANT AND EQUIPMENT, net	1,327	270,519	98,643	76	370,565
GOODWILL	—	284,875	86,971	—	371,846
INTANGIBLE ASSETS, net	—	156,772	76,851	—	233,623
INTERCOMPANY RECEIVABLE	540,080	892,433	213,733	(1,646,246)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	780,600	662,403	1,782,406	(3,225,409)	—
OTHER ASSETS	41,680	53,896	6,739	(75,213)	27,102
ASSETS OF DISCONTINUED OPERATIONS	—	—	2,126	—	2,126
Total Assets	$1,374,866	$2,921,791	$2,488,145	$(4,964,441)	$1,820,361

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$2,202	$1,144	$4,540	$—	$7,886
Accounts payable and accrued liabilities	25,703	227,419	87,684	(20,811)	319,995
Liabilities of discontinued operations	—	—	3,282	—	3,282
Total Current Liabilities	27,905	228,563	95,506	(20,811)	331,163
LONG-TERM DEBT, net of debt discounts	752,160	7,806	45,135	—	805,101
INTERCOMPANY PAYABLES	21,573	815,094	762,192	(1,598,859)	—
OTHER LIABILITIES	41,201	151,674	26,949	(71,584)	148,240
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	3,830	—	3,830
Total Liabilities	842,839	1,203,137	933,612	(1,691,254)	1,288,334
SHAREHOLDERS’ EQUITY	532,027	1,718,654	1,554,533	(3,273,187)	532,027
Total Liabilities and Shareholders’ Equity	$1,374,866	$2,921,791	$2,488,145	$(4,964,441)	$1,820,361

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

CONDENSED CONSOLIDATING BALANCE SHEETS
At September 30, 2013

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CURRENT ASSETS
Cash and equivalents	$68,994	$25,343	$83,793	$—	$178,130
Accounts receivable, net of allowances	—	213,506	76,241	(33,532)	256,215
Contract costs and recognized income not yet billed, net of progress payments	—	109,683	145	—	109,828
Inventories, net	—	173,406	56,723	(9)	230,120
Prepaid and other current assets	(712)	13,954	17,330	10,431	41,003
Assets of discontinued operations	—	—	1,214	—	1,214
Total Current Assets	68,282	535,892	235,446	(23,110)	816,510
PROPERTY, PLANT AND EQUIPMENT, net	972	248,973	103,648	—	353,593
GOODWILL	—	284,875	69,584	—	354,459
INTANGIBLE ASSETS, net	—	160,349	61,042	—	221,391
INTERCOMPANY RECEIVABLE	547,903	911,632	573,269	(2,032,804)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	772,374	533,742	2,718,956	(4,025,072)	—
OTHER ASSETS	45,968	50,423	7,423	(75,234)	28,580
ASSETS OF DISCONTINUED OPERATIONS	—	—	3,075	—	3,075
Total Assets	$1,435,499	$2,725,886	$3,772,443	$(6,156,220)	$1,777,608
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$1,000	$1,079	$8,689	$—	$10,768
Accounts payable and accrued liabilities	41,121	183,665	70,427	(24,860)	270,353
Liabilities of discontinued operations	—	—	3,288	—	3,288
Total Current Liabilities	42,121	184,744	82,404	(24,860)	284,409
LONG-TERM DEBT, net of debt discounts	656,852	9,006	12,629	—	678,487
INTERCOMPANY PAYABLES	20,607	796,741	1,188,017	(2,005,365)	—
OTHER LIABILITIES	65,455	142,799	25,578	(74,328)	159,504
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	4,744	—	4,744
Total Liabilities	785,035	1,133,290	1,313,372	(2,104,553)	1,127,144
SHAREHOLDERS’ EQUITY	650,464	1,592,596	2,459,071	(4,051,667)	650,464
Total Liabilities and Shareholders’ Equity	$1,435,499	$2,725,886	$3,772,443	$(6,156,220)	$1,777,608

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Year Ended September 30, 2014

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$1,526,678	$519,349	$(54,216)	$1,991,811
Cost of goods and services	—	1,156,268	424,568	(48,424)	1,532,412
Gross profit	—	370,410	94,781	(5,792)	459,399

Selling, general and administrative expenses	24,248	281,930	75,551	(6,466)	375,099
Restructuring and other related charges	—	4,234	1,902	—	6,136
Total operating expenses	24,248	286,164	77,453	(6,466)	381,235

Income (loss) from operations	(24,084)	84,246	17,328	674	78,164

Other income (expense)
Interest income (expense), net	(10,079)	(28,630)	(9,435)	—	(48,144)
Extinguishment of debt	(38,890)	—	—	—	(38,890)
Other, net	111	7,945	(4,228)	(674)	3,154
Total other income (expense)	(48,858)	(20,685)	(13,663)	(674)	(83,880)

Income (loss) before taxes	(72,942)	63,561	3,665	—	(5,716)
Provision (benefit) for income taxes	(32,044)	26,480	25	—	(5,539)
Income (loss) before equity in net income of subsidiaries	(40,898)	37,081	3,640	—	(177)
Equity in net income (loss) of subsidiaries	40,721	3,531	37,081	(81,333)	—
Income (loss) from continuing operations	$(177)	$40,612	$40,721	$(81,333)	$(177)
Loss from operations of discontinued businesses	—	—	—	—	—
Benefit from income taxes	—	—	—	—	—
Loss from discontinued operations	—	—	—	—	—
Net income (loss)	$(177)	$40,612	$40,721	$(81,333)	$(177)

Comprehensive income (loss)	$372	$28,355	$25,704	$(81,333)	$(26,902)

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Year Ended September 30, 2013

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$1,459,705	$463,767	$(52,145)	$1,871,327
Cost of goods and services	—	1,107,440	392,588	(46,286)	1,453,742
Gross profit	—	352,265	71,179	(5,859)	417,585
Selling, general and administrative expenses	24,248	269,654	52,819	(6,252)	340,469
Restructuring and other related charges	—	9,236	4,026	—	13,262
Total operating expenses	24,248	278,890	56,845	(6,252)	353,731
Income (loss) from operations	(24,248)	73,375	14,334	393	63,854
Other income (expense)
Interest income (expense), net	(14,381)	(27,660)	(10,126)	—	(52,167)
Other, net	569	9,656	(7,233)	(346)	2,646
Total other income (expense)	(13,812)	(18,004)	(17,359)	(346)	(49,521)
Income (loss) before taxes	(38,060)	55,371	(3,025)	47	14,333
Provision (benefit) for income taxes	(14,888)	20,603	1,781	47	7,543
Income (loss) before equity in net income of subsidiaries	(23,172)	34,768	(4,806)	—	6,790
Equity in net income (loss) of subsidiaries	26,939	(1,467)	34,768	(60,240)	—
Income (loss) from continuing operations	3,767	33,301	29,962	(60,240)	6,790
Loss from operations of discontinued businesses	—	—	(4,651)	—	(4,651)
Benefit from income taxes	—	—	1,628	—	1,628
Loss from discontinued operations	—	—	(3,023)	—	(3,023)
Net Income (loss)	$3,767	$33,301	$26,939	$(60,240)	$3,767
Comprehensive income (loss)	$4,653	$10,903	$64,671	$(60,240)	$19,987

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Year Ended September 30, 2012

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$1,414,910	$499,860	$(53,625)	$1,861,145
Cost of goods and services	—	1,060,183	428,760	(46,603)	1,442,340
Gross profit	—	354,727	71,100	(7,022)	418,805
Selling, general and administrative expenses	18,982	267,677	62,564	(7,527)	341,696
Restructuring and other related charges	—	4,674	15	—	4,689
Total operating expenses	18,982	272,351	62,579	(7,527)	346,385
Income (loss) from operations	(18,982)	82,376	8,521	505	72,420
Other income (expense)
Interest income (expense), net	(14,541)	(25,183)	(11,991)	—	(51,715)
Other, net	13	9,484	(7,756)	(505)	1,236
Total other income (expense)	(14,528)	(15,699)	(19,747)	(505)	(50,479)
Income (loss) before taxes	(33,510)	66,677	(11,226)	—	21,941
Provision (benefit) for income taxes	(20,363)	25,366	(73)	—	4,930
Income (loss) before equity in net income of subsidiaries	(13,147)	41,311	(11,153)	—	17,011
Equity in net income (loss) of subsidiaries	30,158	(11,007)	41,311	(60,462)	—
Net income (loss)	$17,011	$30,304	$30,158	$(60,462)	$17,011
Comprehensive income (loss)	$16,392	$50,081	$(835)	$(60,462)	$5,176

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended September 30, 2014

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(177)	$40,612	$40,721	$(81,333)	$(177)
Net cash provided by operating activities	(3,902)	17,168	80,035	—	93,301
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(700)	(64,320)	(12,074)	—	(77,094)
Acquired business, net of cash acquired	—	2,675	(64,981)	—	(62,306)
Intercompany distributions	10,000	(10,000)	—	—	—
Purchase of securities	(8,402)	—	—	—	(8,402)
Proceeds from sale of property, plant and equipment	—	360	192	—	552
Net cash used in investing activities	898	(71,285)	(76,863)	—	(147,250)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	584	—	—	—	584
Purchase of shares for treasury	(79,614)	—	—	—	(79,614)
Proceeds from issuance of long-term debt	659,568	(102)	32,477	—	691,943
Payments of long-term debt	(598,250)	(1,135)	(3,709)	—	(603,094)
Change in short-term borrowings	—	—	(749)	—	(749)
Financing costs	(10,763)	—	(535)	—	(11,298)
Purchase of ESOP shares	(20,000)	—	—	—	(20,000)
Tax effect from exercise/vesting of equity awards, net	273	—	—	—	273
Dividend	(11,273)	5,000	—	—	(6,273)
Other, net	298	56,533	(56,533)	—	298
Net cash used in financing activities	(59,177)	60,296	(29,049)	—	(27,930)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	—	—	(1,528)	—	(1,528)
Effect of exchange rate changes on cash and equivalents	—	—	(2,318)	—	(2,318)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(62,181)	6,179	(29,723)	—	(85,725)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	68,994	25,343	83,793	—	178,130
CASH AND EQUIVALENTS AT END OF PERIOD	$6,813	$31,522	$54,070	$—	$92,405

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended September 30, 2013

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,767	$33,301	$26,939	$(60,240)	$3,767
Net cash provided by (used in) operating activities	(25,184)	83,177	27,690	—	85,683
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(123)	(56,617)	(7,701)	—	(64,441)
Intercompany distributions	10,000	(10,000)	—	—	—
Proceeds from sale of property, plant and equipment	—	1,404	169	—	1,573
Net cash provided by (used in) investing activities	9,877	(65,213)	(7,532)	—	(62,868)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(32,521)	—	—	—	(32,521)
Proceeds from issuance of long-term debt	—	303	—	—	303
Payments of long-term debt	(2,157)	(1,032)	(13,678)	—	(16,867)
Change in short-term borrowings	—	—	2,950	—	2,950
Financing costs	(833)	—	—	—	(833)
Tax effect from exercise/vesting of equity awards, net	150	—	—	—	150
Dividend	(5,825)	—	—	—	(5,825)
Other, net	394	(26,674)	26,674	—	394
Net cash provided by (used in) financing activities	(40,792)	(27,403)	15,946	—	(52,249)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	—	—	(2,090)	—	(2,090)
Effect of exchange rate changes on cash and equivalents	—	—	—	—	—
NET DECREASE IN CASH AND EQUIVALENTS	(56,099)	(9,439)	34,014	—	(31,524)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	125,093	34,782	49,779	—	209,654
CASH AND EQUIVALENTS AT END OF PERIOD	$68,994	$25,343	$83,793	$—	$178,130

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended September 30, 2012

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$17,011	$30,304	$30,158	$(60,462)	$17,011
Net cash provided by (used in) operating activities	(24,315)	93,349	21,096	—	90,130
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(155)	(63,388)	(5,308)	—	(68,851)
Acquired business, net of cash acquired	—	(22,432)	—	—	(22,432)
Intercompany distributions	10,000	(10,000)	—	—	—
Proceeds from sale of property, plant and equipment	—	200	109	—	309
Net cash provided by (used in) investing activities	9,845	(95,620)	(5,199)	—	(90,974)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(10,382)	—	—	—	(10,382)
Proceeds from issuance of long-term debt	(23,000)	491,372	27,000	(491,372)	4,000
Payments of long-term debt	(1,625)	(4,351)	(12,570)	—	(18,546)
Change in short-term borrowings	—	—	(1,859)	—	(1,859)
Financing costs	(65)	—	(32)	—	(97)
Tax effect from exercise/vesting of equity awards, net	834	—	—	—	834
Dividend	(4,743)	(219,516)	219,516	—	(4,743)
Other, net	96	(245,616)	(245,752)	491,372	100
Net cash provided by (used in) financing activities	(38,885)	21,889	(13,697)	—	(30,693)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	—	—	(2,801)	—	(2,801)
Effect of exchange rate changes on cash and equivalents	—	—	963	—	963
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(53,355)	19,618	362	—	(33,375)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	178,448	15,164	49,417	—	243,029
CASH AND EQUIVALENTS AT END OF PERIOD	$125,093	$34,782	$49,779	$—	$209,654

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

NOTE 22 – SUBSEQUENT EVENTS

On November 12, 2014, Griffon declared a $0.04 per share dividend payable on December 23, 2014 to shareholders of record as of December 3, 2014. Griffon currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors, at its discretion, based on various factors, and no assurance can be provided as to the payment of future dividends.

*****

SCHEDULE II

GRIFFON CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended September 30, 2014, 2013 and 2012
(in thousands)

Description	Balance at Beginning of Year	Recorded to Cost and Expense	Accounts Written Off, net	Other	Balance at End of Year
FOR THE YEAR ENDED SEPTEMBER 30, 2014
Allowance for Doubtful Accounts
Bad debts	$4,080	$359	$(784)	$(28)	$3,627
Sales returns and allowances	2,056	3,655	(1,985)	(17)	3,709
	$6,136	$4,014	$(2,769)	$(45)	$7,336

Inventory valuation	$15,728	$13,613	$(12,627)	$(101)	$16,613

Deferred tax valuation allowance	$13,421	$(666)	$—	$—	$12,755

FOR THE YEAR ENDED SEPTEMBER 30, 2013
Allowance for Doubtful Accounts
Bad debts	$4,146	$1,813	$(1,888)	$9	$4,080
Sales returns and allowances	1,287	1,860	(1,080)	(11)	2,056
	$5,433	$3,673	$(2,968)	$(2)	$6,136

Inventory valuation	$18,787	$5,788	$(8,490)	$(357)	$15,728

Deferred tax valuation allowance	$10,541	$2,880	$—	$—	$13,421

FOR THE YEAR ENDED SEPTEMBER 30, 2012
Allowance for Doubtful Accounts
Bad debts	$4,610	$1,469	$(1,744)	$(189)	$4,146
Sales returns and allowances	1,462	2,018	(2,160)	(33)	1,287
	$6,072	$3,487	$(3,904)	$(222)	$5,433

Inventory valuation	$19,557	$3,487	$(3,995)	$(262)	$18,787

Deferred tax valuation allowance	$9,481	$1,060	$—	$—	$10,541

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

Management’s Report on Internal Control over Financial Reporting

Griffon’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Griffon’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Griffon’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of Griffon’s internal control over financial reporting using the criteria set forth by the 1992 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management, under the supervision and with the participation of Griffon’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of Griffon’s internal control over financial reporting as of September 30, 2014 and concluded that it is effective.

Griffon’s independent registered public accounting firm, Grant Thornton LLP, has audited the effectiveness of Griffon’s internal control over financial reporting as of September 30, 2014, and has expressed an unqualified opinion in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Controls

There were no changes in Griffon’s internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the fourth quarter of the year ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls

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

Item 9B. Other Information
None.

PART III

The information required by Part III: Item 10, Directors, and Executive Officers and Corporate Governance; Item 11, Executive Compensation; Item 13, Certain Relationships and Related Transactions and Director Independence; and Item 14, Principal Accountant Fees and Services is included in and incorporated by reference to Griffon’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in January, 2015, to be filed with the Securities and Exchange Commission within 120 days following the end of Griffon’s year ended September 30, 2014. Information relating to the executive officers of the Registrant appears under Item 1 of this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 is included in and incorporated by reference to Griffon’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in January, 2015.

The following sets forth information relating to Griffon’s equity compensation plans as of September 30, 2014:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	579,285	$20.20	984,297

Equity compensation plans not approved by security holders (2)	3,600	$26.06

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements – Covered by Report of Independent Registered Public Accounting Firm
	(A)	Consolidated Balance Sheets at September 30, 2014 and 2013
	(B)	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Fiscal Years Ended September 30, 2014, 2013 and 2012
	(C)	Consolidated Statements of Cash Flows for the Fiscal Years Ended September 30, 2014, 2013 and 2012
	(D)	Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended September 30, 2014, 2013 and 2012
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

4.4
Supplemental Indenture, dated as of February 27, 2014, between Griffon Corporation and Wells Fargo Bank, National Association, as Trustee (Exhibit 4.3 to Current Report on Form 8-K dated February 27, 2014 (Commission File No. 1-06620))

4.5
Indenture, dated as of February 27, 2014, among Griffon Corporation, the Guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (Exhibit 4.1 to Current Report on Form 8-K dated February 27, 2014 (Commission File No. 1-06620))

4.6
Registration Rights Agreement, dated as of February 27, 2014, by and among Griffon Corporation, the Guarantors party thereto and Deutsche Bank Securities Inc., as the Representative of the several Initial Purchasers (Exhibit 4.2 to Current Report on Form 8-K dated February 27, 2014 (Commission File No. 1-06620))

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

10.10**	Non-Qualified Stock Option Agreement (Exhibit 4.1 of Form S-8 Registration Statement No. 333-131737).
10.11**	Griffon Corporation 2006 Equity Incentive Plan, as amended (Exhibit 10.1 of Quarterly Report on Form 10-Q for the period ended December 31, 2008 (Commission File No. 1-06620)).
10.12**	Amendment No. 2 to Employment Agreement, dated July 18, 2006 between the Registrant and Harvey R. Blau (Exhibit 10.1 to Current Report on Form 8-K filed July 21, 2006 (Commission File No. 1-06620)).
10.13**	Supplemental Executive Retirement Plan as amended through July 18, 2006 (Exhibit 10.3 to Current Report on Form 8-K filed July 21, 2006 (Commission File No. 1-06620)).
10.14**	Form of Restricted Stock Award Agreement under the Griffon Corporation 2006 Equity Incentive Plan (Exhibit 10.3 to Current Report on Form 8-K/A filed July 31, 2006 (Commission File No. 1-06620)).
10.15**
Amendment No. 3 to Employment Agreement, dated August 3, 2007, between the Registrant and Harvey R. Blau (Exhibit 10.1 to Current Report on Form 8-K filed August 6, 2007 (Commission File No. 1-06620)).

10.16**
Amendment No. 1 to the Amended and Restated Supplemental Executive Retirement Plan dated August 3, 2007 (Exhibit 10.3 to the Current Report on Form 8-K filed August 6, 2007 (Commission File No. 1-06620)).

10.17**	Employment Agreement, dated March 16, 2008, between the Registrant and Ronald J. Kramer. (Exhibit 10.1 to the Current Report on Form 8-K filed March 20, 2008 (Commission File No. 1-06620)).

Exhibit No.
10.18**
Employment Agreement dated August 6, 2009, between the Registrant and Douglas J. Wetmore (Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (Commission File No. 1-06620)).

10.19**	Offer Letter Agreement, dated April 27, 2010 between the Company and Seth L. Kaplan (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (Commission File No. 1-06620)).
10.20**	Severance Agreement, dated April 27, 2010 between the Company and Seth L. Kaplan (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (Commission File No. 1-06620)).
10.21**
Letter Agreement, dated February 3, 2011, between Griffon Corporation and Harvey R. Blau (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (Commission File No. 1-06620)).

10.22**	Griffon Corporation Director Compensation Program, dated January 30, 2013 (Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-06620)).
10.23**	Griffon Corporation 2011 Equity Incentive Plan (Exhibit 99.1 to the Current Report on Form 8-K filed February 9, 2011 (Commission File No. 1-06620)).
10.24**	Griffon Corporation 2011 Equity Incentive Plan, amended as of January 30, 2013 (Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-06620)).
10.25**	Form of Award Agreement for Share Award under Griffon Corporation 2011 Equity Incentive Plan (Exhibit 99.2 to the Current Report on Form 8-K filed February 9, 2011 (Commission File No. 1-06620)).
10.26**	Griffon Corporation 2011 Performance Bonus Plan (Exhibit 99.3 to the Current Report on Form 8-K filed February 9, 2011 (Commission File No. 1-06620)).
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

10.29
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

10.30
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

10.31
Guarantee and Collateral Agreement, dated as of March 18, 2011, by Griffon Corporation and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 99.3 to the Current Report on Form 8-K filed March 18, 2011 (Commission File No. 1-06620)).

10.32
Amendment, dated as of March 28, 2013, to Guarantee and Collateral Agreement, dated as of March 18, 2011, by Griffon Corporation and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 99.2 to the Current Report on Form 8-K filed April 1, 2013 (Commission File No. 1-06620)).

10.33**
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

10.36**
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

Exhibit No.
10.38**
Griffon Corporation 2011 Equity Incentive Plan, as amended and restated through January 30, 2014 (Exhibit A to the Registrant’s Proxy Statement relating to the 2014 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on December 20, 2013).

10.39**
Amendment No. 2 to Employment Agreement made as of December 12, 2013 by and between Griffon Corporation and Ronald J. Kramer (Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 (Commission File No. 1-06620))

10.40
Purchase Agreement, dated as of February 12, 2014, by and among Griffon Corporation, the Guarantors named therein and Deutsche Bank Securities Inc., as Representative of the several Initial Purchasers named therein (Exhibit 99.1 to Current Report on Form 8-K dated February 12, 2014 (Commission File No. 1-06620))

10.41
Fourth Amendment to Amended and Restated Credit Agreement, dated as of February 14, 2014, to that certain Amended and Restated Credit Agreement, dated as of March 28, 2013 among Griffon Corporation, JPMorgan Chase Bank, N.A., as administrative agent, Deutsche Bank Securities Inc., as syndication agent, Wells Fargo Bank, National Association, HSBC Bank USA, N.A. and RBS Citizens, N.A., as co-documentation agents, and the other lenders thereto (Exhibit 99.1 to Current Report on Form 8-K dated February 14, 2014 (Commission File No. 1-06620))

10.42**	Griffon Corporation Director Compensation Program, dated May 1, 2014 (Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (Commission File No. 1-06620))
10.43*	Purchase Agreement, dated as of November 13, 2013, by and between G.S. Direct, L.L.C. and Griffon Corporation.
10.44*
Letter agreement, dated November 12, 2014, by and between G.S. Direct, L.L.C and Griffon Corporation, amending that certain Purchase Agreement, dated as of November 13, 2013, by and between G.S. Direct, L.L.C. and Griffon Corporation.

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Griffon has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of November 2014.

Griffon Corporation
By:	/s/ Ronald J. Kramer
Ronald J. Kramer,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 12, 2014 by the following persons on behalf of the Registrant in the capacities indicated:

/s/ Harvey R. Blau	Chairman of the Board
Harvey R. Blau
/s/ Ronald J. Kramer	Chief Executive Officer
Ronald J. Kramer	(Principal Executive Officer)
/s/ Douglas J. Wetmore	Executive Vice President and Chief Financial Officer
Douglas J. Wetmore	(Principal Financial Officer)
/s/ Brian G. Harris	Vice President, Controller and Chief Accounting
Brian G. Harris	Officer (Principal Accounting Officer)
/s/ Henry A. Alpert	Director
Henry A. Alpert
/s/ Blaine V. Fogg	Director
Blaine V. Fogg
/s/ Bradley J. Gross	Director
Bradley J. Gross
/s/ Robert G. Harrison	Director
Robert G. Harrison
/s/ Donald J. Kutyna	Director
Donald J. Kutyna
/s/ Victor Eugene Renuart	Director
Victor Eugene Renuart
/s/ Kevin F. Sullivan	Director
Kevin F. Sullivan
/s/ Martin S. Sussman	Director
Martin S. Sussman
/s/ William H. Waldorf	Director
William H. Waldorf
/s/ Joseph J. Whalen	Director
Joseph J. Whalen