Form 10-Q
period 2014-12-31
GRIFFON CORP
filed 2015-01-29
CIK 50725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended December 31, 2014

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

The number of shares of common stock outstanding at December 31, 2014 was 52,432,620.

Griffon Corporation and Subsidiaries

Part I – Financial Information
Item 1 – Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited)
	December 31, 2014	September 30, 2014
CURRENT ASSETS
Cash and equivalents	$46,566	$92,405
Accounts receivable, net of allowances of $7,506 and $7,336	237,177	258,436
Contract costs and recognized income not yet billed, net of progress payments of $16,985 at both December 31, 2014 and September 30, 2014	102,465	109,930
Inventories, net	319,421	290,135
Prepaid and other current assets	58,347	62,569
Assets of discontinued operations	1,622	1,624
Total Current Assets	765,598	815,099
PROPERTY, PLANT AND EQUIPMENT, net	367,182	370,565
GOODWILL	367,091	371,846
INTANGIBLE ASSETS, net	227,834	233,623
OTHER ASSETS	25,849	27,102
ASSETS OF DISCONTINUED OPERATIONS	2,109	2,126
Total Assets	$1,755,663	$1,820,361

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$6,615	$7,886
Accounts payable	201,131	218,703
Accrued liabilities	83,120	101,292
Liabilities of discontinued operations	3,170	3,282
Total Current Liabilities	294,036	331,163
LONG-TERM DEBT, net of debt discount of $8,622 and $9,584	802,855	805,101
OTHER LIABILITIES	143,365	148,240
LIABILITIES OF DISCONTINUED OPERATIONS	3,542	3,830
Total Liabilities	1,243,798	1,288,334
COMMITMENTS AND CONTINGENCIES - See Note 19
SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	511,865	532,027
Total Liabilities and Shareholders’ Equity	$1,755,663	$1,820,361

GRIFFON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION
(in thousands)	SHARES	PAR VALUE			SHARES	COST			Total
Balance at September 30, 2014	78,484	$19,621	$506,090	$427,913	25,335	$(354,216)	$(30,064)	$(37,317)	$532,027
Net income	—	—	—	7,471	—	—	—	—	7,471
Dividend	—	—	—	(1,910)	—	—	—	—	(1,910)
Tax effect from exercise/vesting of equity awards, net	—	—	342	—	—	—	—	—	342
Amortization of deferred compensation	—	—	—	—	—	—	—	654	654
Common stock acquired	—	—	—	—	1,086	(13,170)	—	—	(13,170)
Stock grants and equity awards, net	370	93	(93)	—	—	—	—	—	—
ESOP allocation of common stock	—	—	57	—	—	—	—	—	57
Stock-based compensation	—	—	2,577	—	—	—	—	—	2,577
Other comprehensive loss, net of tax	—	—	—	—	—	—	(16,183)	—	(16,183)
Balance at December 31, 2014	78,854	$19,714	$508,973	$433,474	26,421	$(367,386)	$(46,247)	$(36,663)	$511,865

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,
	2014	2013
Revenue	$502,160	$453,458
Cost of goods and services	384,171	347,955
Gross profit	117,989	105,503

Selling, general and administrative expenses	93,896	87,680
Restructuring and other related charges	—	842
Total operating expenses	93,896	88,522

Income from operations	24,093	16,981

Other income (expense)
Interest expense	(11,754)	(13,134)
Interest income	117	33
Other, net	(451)	906
Total other expense, net	(12,088)	(12,195)

Income before taxes	12,005	4,786
Provision for income taxes	4,534	1,550
Net income	$7,471	$3,236

Basic income per common share	$0.16	$0.06
Weighted-average shares outstanding	46,310	52,754

Diluted income per common share	$0.16	$0.06
Weighted-average shares outstanding	48,136	54,633

Dividends paid per common share	$0.04	$0.03

Net income	$7,471	$3,236
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(15,500)	(3,137)
Pension and other post retirement plans	353	316
Loss on cash flow hedge	(74)	—
Loss on available-for-sale securities	(962)	—
Total other comprehensive income (loss), net of taxes	(16,183)	(2,821)
Comprehensive income (loss), net	$(8,712)	$415

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,471	$3,236

Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization	17,260	16,793
Stock-based compensation	2,577	1,675
Asset impairment charges - restructuring	—	109
Provision for losses on accounts receivable	156	185
Amortization of deferred financing costs and debt discounts	1,634	1,606
Deferred income taxes	1,501	(239)
Loss on sale/disposal of assets	171	53
Change in assets and liabilities, net of assets and liabilities acquired:
Decrease in accounts receivable and contract costs and recognized income not yet billed	24,824	12,835
Increase in inventories	(32,658)	(33,915)
Increase in prepaid and other assets	(2,177)	(1,628)
Decrease in accounts payable, accrued liabilities and income taxes payable	(30,051)	(27,532)
Other changes, net	1,242	543
Net cash used in operating activities	(8,050)	(26,279)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(18,921)	(17,916)
Acquired businesses, net of cash acquired	—	(21,781)
Proceeds from sale of assets	107	224
Net cash used in investing activities	(18,814)	(39,473)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(1,910)	(1,719)
Purchase of shares for treasury	(13,170)	(55,189)
Proceeds from long-term debt	10,279	57,635
Payments of long-term debt	(11,295)	(25,246)
Change in short-term borrowings	(1,201)	9,940
Financing costs	(29)	(681)
Purchase of ESOP shares	—	(1,591)
Tax benefit from exercise/vesting of equity awards, net	342	273
Other, net	102	31
Net cash used in financing activities	(16,882)	(16,547)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities	(380)	(299)
Net cash used in discontinued operations	(380)	(299)

Effect of exchange rate changes on cash and equivalents	(1,713)	(158)

NET DECREASE IN CASH AND EQUIVALENTS	(45,839)	(82,756)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	92,405	178,130
CASH AND EQUIVALENTS AT END OF PERIOD	$46,566	$95,374
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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements. As such, they should be read with reference to Griffon’s Annual Report on Form 10-K for the year ended September 30, 2014, which provides a more complete explanation of Griffon’s accounting policies, financial position, operating results, business properties and other matters. In the opinion of management, these financial statements reflect all adjustments considered necessary for a fair statement of interim results. Griffon’s HBP operations are seasonal; for this and other reasons, the financial results of the Company for any interim period are not necessarily indicative of the results for the full year.

The condensed consolidated balance sheet information at September 30, 2014 was derived from the audited financial statements included in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2014.

The consolidated financial statements include the accounts of Griffon and all subsidiaries. Intercompany accounts and transactions have been eliminated on consolidation.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. These estimates may be adjusted due to changes in economic, industry or customer financial conditions, as well as changes in technology or demand. Significant estimates include allowances for doubtful accounts receivable and returns, net realizable value of inventories, restructuring reserves, valuation of goodwill and intangible assets, percentage of completion method of accounting, pension assumptions, useful lives associated with depreciation and amortization of intangible and fixed assets, warranty reserves, sales incentive accruals, stock based compensation assumptions, income taxes and tax valuation reserves, environmental reserves, legal reserves, insurance reserves and the valuation of assets and liabilities of discontinued operations, acquisition assumptions used and the accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions Griffon may undertake in the future. Actual results may ultimately differ from these estimates.

Certain amounts in the prior year have been reclassified to conform to current year presentation.

NOTE 2 – FAIR VALUE MEASUREMENTS

The carrying values of cash and equivalents, accounts receivable, accounts and notes payable, and revolving credit debt approximate fair value due to either the short-term nature of such instruments or the fact that the interest rate of the revolving credit debt is based upon current market rates.

Applicable accounting guidance establishes a fair value hierarchy requiring the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. The accounting guidance establishes three levels of inputs that may be used to measure fair value, as follows:

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

The fair values of Griffon’s 2022 senior notes and 2017 4% convertible notes approximated $568,500 and $116,375, respectively, on December 31, 2014. Fair values were based upon quoted market prices (level 1 inputs).

Insurance contracts with values of $3,392 at December 31, 2014, are measured and recorded at fair value based upon quoted prices in active markets for similar assets (level 2 inputs) and are included in Prepaid and other current assets on the Consolidated Balance Sheets.

Items Measured at Fair Value on a Recurring Basis

At December 31, 2014, available-for-sale securities, measured at fair value based on quoted prices in active markets for the underlying assets (level 1 inputs), and trading securities, measured at fair value based on quoted prices in active markets for similar assets (level 2 inputs), with values of $8,290 ($8,400 cost basis) and $1,320 ($1,000 cost basis), respectively, are included in Prepaid and other current assets on the Consolidated Balance Sheets. Unrealized gains and losses, net of deferred taxes, on available-for-sale securities are included in our Consolidated Balance Sheets as a component of Accumulated other comprehensive income (loss) (‘‘AOCI’’). Realized and unrealized gains and losses on trading securities, and realized gains and losses on available-for-sale securities are included in Other income in the Consolidated Statements of Operations and Comprehensive Income (Loss).

In the normal course of business, Griffon’s operations are exposed to the effect of changes in foreign currency exchange rates. To manage these risks, Griffon may enter into various derivative contracts such as foreign currency exchange contracts, including forwards and options. During 2014, Griffon entered into several such contracts in order to lock into a foreign currency rate for planned settlements of trade and inter-company liabilities payable in US dollars. At inception, these hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in Other comprehensive income (loss) and Prepaid and other current assets until settlement. Upon settlement, gains and losses were recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) as Other income. Griffon had $3,940 of Australian dollar contracts at a weighted average rate of $1.23, which qualified for hedge accounting at December 31, 2014. AOCI included deferred gains of $273 ($178, net of tax) at December 31, 2014.

At December 31, 2014, Griffon had $3,181 of Canadian dollar contracts at a weighted average rate of $1.17. The contracts, which protect Canada operations from currency fluctuations for U.S. dollar based purchases, do not qualify for hedge accounting and a fair value gain of $93 was recorded in Other assets and to Other income for the outstanding contracts, based on similar contract values (level 2 inputs), for the quarter ended December 31, 2014. All contracts expire in 16 to 286 days. A loss of $74 was recorded in Other Income during the quarter for all settled contracts.

NOTE 3 – ACQUISITIONS

On May 21, 2014, AMES acquired the Australian Garden and Tools business of Illinois Tool Works, Inc. (“Cyclone”) for approximately $40,000, including a $4,000 working capital adjustment. Cyclone, which was integrated with AMES, offers a full range of quality garden and hand tool products sold under various leading brand names including Cyclone®, Nylex® and Trojan®, designed to meet the requirements of both the Do-it-Yourself and professional trade segments. Selling, General and Administrative ("SG&A") expenses included $2,363 of related acquisition costs recorded in the third and fourth quarters of 2014.

On December 31, 2013, AMES acquired Northcote Pottery (“Northcote”), founded in 1897 and a leading brand in the Australian outdoor planter and decor market, for approximately $22,000. Northcote, which was integrated with AMES, complements Southern Patio, acquired in 2011, and, with Cyclone, adds to AMES’ existing lawn and garden operations in Australia. First quarter 2014 SG&A expenses included $798 of related acquisition costs.

The accounts of the acquired companies, after adjustment to reflect fair market values (level 3 inputs), have been included in the consolidated financial statements from the date of acquisition; in each instance, acquired inventory was not significant. Griffon is in the process of finalizing the initial purchase price allocation for Cyclone as of the date of these financial statements, primarily with respect to the finalization of tax accounts.

The following table summarizes the fair values of the Cyclone and Northcote assets and liabilities as of the date of acquisition:

	Cyclone	Northcote	Total
Current Assets, net of cash acquired	$21,116	$7,398	$28,514
PP&E	488	1,385	1,873
Goodwill	11,322	11,254	22,576
Amortizable intangible assets	11,608	6,098	17,706
Indefinite life intangible assets	3,548	3,121	6,669
Total assets acquired	48,082	29,256	77,338
Total liabilities assumed	(8,557)	(7,475)	(16,032)
Net assets acquired	$39,525	$21,781	$61,306
The amounts assigned to major intangible asset classifications, none of which are tax deductible, for the Cyclone and Northcote acquisitions are as follows:

	Cyclone	Northcote	Total	Amortization Period (Years)
Goodwill	$11,322	$11,254	22,576	N/A
Tradenames	3,548	3,121	6,669	Indefinite
Customer relationships	11,608	6,098	17,706	25
	$26,478	$20,473	46,951

NOTE 4 – INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out or average) or market.

The following table details the components of inventory:

	At December 31, 2014	At September 30, 2014
Raw materials and supplies	$80,395	$75,560
Work in process	76,461	67,866
Finished goods	162,565	146,709
Total	$319,421	$290,135

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

The following table details the components of property, plant and equipment, net:

	At December 31, 2014	At September 30, 2014
Land, building and building improvements	$125,423	$127,714
Machinery and equipment	723,593	720,417
Leasehold improvements	44,066	42,852
	893,082	890,983
Accumulated depreciation and amortization	(525,900)	(520,418)
Total	$367,182	$370,565
Depreciation and amortization expense for property, plant and equipment was $15,279 and $14,905 for the quarters ended December 31, 2014 and 2013, respectively. Depreciation included in SG&A expenses was $3,170 and $2,842 for the quarters ended December 31, 2014 and 2013, respectively. The remaining components of depreciation, attributable to manufacturing operations, are included in Cost of goods and services.

No event or indicator of impairment occurred during the quarter ended December 31, 2014, which would require additional impairment testing of property, plant and equipment.

NOTE 6 – GOODWILL AND OTHER INTANGIBLES

The following table provides changes in the carrying value of goodwill by segment during the quarter ended December 31, 2014:

	At September 30, 2014	Other adjustments including currency translations	At December 31, 2014
Home & Building Products	$288,396	$(1,524)	$286,872
Telephonics	18,545	—	18,545
Plastics	64,905	(3,231)	61,674
Total	$371,846	$(4,755)	$367,091

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	At December 31, 2014			At September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$176,670	$36,325	25	$180,282	$35,280
Unpatented technology	6,303	3,314	13	6,500	3,313
Total amortizable intangible assets	182,973	39,639		186,782	38,593
Trademarks	84,500	—		85,434	—
Total intangible assets	$267,473	$39,639		$272,216	$38,593

Amortization expense for intangible assets was $1,981 and $1,888 for the quarters ended December 31, 2014 and 2013, respectively.

No event or indicator of impairment occurred during the quarter ended December 31, 2014, which would require impairment testing of long-lived intangible assets including goodwill.

NOTE 7 – INCOME TAXES

The effective tax rate for the quarter ended December 31, 2014 was 37.8% compared to 32.4% in the comparable prior year quarter. The current and prior year tax rates reflect the impact of permanent differences not deductible in determining taxable income, changes in earnings mix between domestic and non-domestic operations, and tax reserves.

The quarter ended December 31, 2014 included a net tax provision of $349 for discrete items resulting primarily from the provision for taxes on repatriation of foreign earnings, partially offset by the benefit of the retroactive extension of the federal R&D credit signed into law December 19, 2014, and release of a valuation allowance. The comparable prior year quarter included $289 of benefits from discrete items primarily resulting from release of previously established reserves for uncertain tax positions on conclusion of tax audits and benefits arising on the filing of tax returns in various jurisdictions.

Excluding discrete items, the effective tax rate for the quarter ended December 31, 2014 was 34.9% compared to 38.4% in the comparable prior year quarter.

NOTE 8 – LONG-TERM DEBT

		At December 31, 2014					At September 30, 2014
		Outstanding Balance	Original Issuer Discount	Balance Sheet	Capitalized Fees & Expenses	Coupon Interest Rate (1)	Outstanding Balance	Original Issuer Discount	Balance Sheet	Capitalized Fees & Expenses	Coupon Interest Rate (1)
Senior notes due 2022	(a)	600,000	—	600,000	9,231	5.25%	600,000	—	600,000	9,553	5.25%
Revolver due 2019	(a)	25,000	—	25,000	1,851	n/a	25,000	—	25,000	2,009	n/a
Convert. debt due 2017	(b)	100,000	(8,622)	91,378	923	4.00%	100,000	(9,584)	90,416	1,034	4.00%
Real estate mortgages	(c)	16,173	—	16,173	540	n/a	16,388	—	16,388	576	n/a
ESOP Loans	(d)	38,396	—	38,396	275	n/a	38,946	—	38,946	262	n/a
Capital lease - real estate	(e)	8,299	—	8,299	174	5.00%	8,551	—	8,551	181	5.00%
Non U.S. lines of credit	(f)	1,945	—	1,945	—	n/a	3,306	—	3,306	—	n/a
Non U.S. term loans	(f)	26,442	—	26,442	133	n/a	28,470	—	28,470	161	n/a
Other long term debt	(g)	1,837	—	1,837	30	n/a	1,910	—	1,910	24	n/a
Totals		818,092	(8,622)	809,470	$13,157		822,571	(9,584)	812,987	$13,800
less: Current portion		(6,615)	—	(6,615)			(7,886)	—	(7,886)
Long-term debt		$811,477	$(8,622)	$802,855			$814,685	$(9,584)	$805,101

		Three Months Ended December 31, 2014					Three Months Ended December 31, 2013
		Effective Interest Rate (1)	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense	Effective Interest Rate (1)	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense
Senior notes due 2018	(a)	n/a	$—	$—	$—	$—	7.4%	$9,797	$—	$406	$10,203
Senior notes due 2022	(a)	5.4%	7,875	—	322	8,197	n/a	—	—	—	—
Revolver due 2019	(a)	n/a	338	—	158	496	n/a	167	—	136	303
Convert. debt due 2017	(b)	9.0%	1,000	962	111	2,073	9.0%	1,000	883	111	1,994
Real estate mortgages	(c)	3.9%	124	—	36	160	3.6%	130	—	36	166
ESOP Loans	(d)	2.8%	260	—	17	277	2.9%	152	—	2	154
Capital lease - real estate	(e)	5.3%	106	—	6	112	5.3%	119	—	6	125
Non U.S. lines of credit	(f)	n/a	141	—	—	141	n/a	193	—	—	193
Non U.S. term loans	(f)	n/a	388	—	16	404	n/a	52	—	26	78
Other long term debt	(g)	n/a	31	—	—	31	n/a	11	—	—	11
Capitalized interest			(143)	—	6	(137)		(93)	—	—	(93)
Totals			$10,120	$962	$672	$11,754		$11,528	$883	$723	$13,134
(1) not applicable = n/a

(a)
On February 27, 2014, in an unregistered offering through a private placement under Rule 144A, Griffon issued, at par, $600,000 of 5.25% Senior Notes due 2022 (“Senior Notes”); interest is payable semi-annually on March 1 and September 1, starting September 1, 2014. Proceeds from the Senior Notes were used to redeem $550,000 of 7.125% senior notes due 2018, to pay a call and tender offer premium of $31,530 and to make interest payments of $16,716, with the balance used to pay a portion of the related transaction fees and expenses. In connection with the issuance of the Senior Notes, all obligations under the $550,000 of 7.125% senior notes due 2018 were discharged.

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On June 18, 2014, Griffon exchanged all of the Senior Notes for substantially identical Senior Notes registered under the Securities Act of 1933 via an exchange offer. The fair value of the Senior Notes approximated $568,500 on September 30, 2014 based upon quoted market prices (level 1 inputs).

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

On February 14, 2014, Griffon amended its $225,000 Revolving Credit Facility (“Credit Agreement”) to extend its maturity date from March 28, 2018 to March 28, 2019, and to amend certain financial maintenance and negative covenants to improve Griffon's financial and operating flexibility. The facility includes a letter of credit sub-facility with a limit of $60,000, a multi-currency sub-facility of $50,000 and a swing line sub-facility with a limit of $30,000. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility or the occurrence of a default or an event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, in each case without a floor, plus an applicable margin, which adjusts based on financial performance. Current margins are 1.25% for base rate loans and 2.25% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens and make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors and a pledge of not greater than 65% of the equity interest in each of Griffon’s material, first-tier foreign subsidiaries (except that a lien on the assets of Griffon's material domestic subsidiaries securing a limited amount of the debt under the credit agreement relating to Griffon's Employee Stock Ownership Plan ranks pari passu with the lien granted on such assets under the Credit Agreement; see footnote (d) below). At December 31, 2014, outstanding borrowings and standby letters of credit were $25,000 and $19,285, respectively, under the Credit Agreement; $180,715 was available for borrowing at that date.

(b)
On December 21, 2009, Griffon issued $100,000 principal of 4% convertible subordinated notes due 2017 (the “2017 Notes”). The current conversion rate of the 2017 Notes is 68.6238 shares of Griffon’s common stock per $1 principal amount of notes, corresponding to a conversion price of $14.57 per share. When a cash dividend is declared that would result in an adjustment to the conversion ratio of less than 1%, any adjustment to the conversion ratio is deferred until the first to occur of (i) actual conversion; (ii) the 42nd trading day prior to maturity of the notes; and (iii) such time as the cumulative adjustment equals or exceeds 1%. As of December 31, 2014, aggregate dividends since the last conversion price adjustment of $0.10 per share would have resulted in an adjustment to the conversion ratio of approximately 0.84%. At both December 31, 2014 and 2013, the 2017 Notes had a capital in excess of par component, net of tax, of $15,720. The fair value of the 2017 Notes approximated $116,375 on December 31, 2014 based upon quoted market prices (level 1 inputs).

(c)
On October 21, 2013, Griffon refinanced two real estate mortgages to secure loans totaling $17,175. The loans mature in October 2018, are collateralized by the related properties and are guaranteed by Griffon. The loans bear interest at a rate of LIBOR plus 2.75%.

(d)
In December 2013, Griffon’s Employee Stock Ownership Plan (“ESOP”) entered into an agreement that refinanced the two existing ESOP loans into one new Term Loan in the amount of $21,098 (the "Agreement"). The Agreement also provided for a Line Note with $10,000 available to purchase shares of Griffon common stock in the open market. In July 2014, Griffon's ESOP entered into an amendment to the existing Agreement which provided an additional $10,000 Line Note available to purchase shares in the open market. During 2014, the Line Notes were combined with the Term Loan to form one new Term Loan. The Term Loan bears interest at LIBOR plus 2.38% or the lender’s prime rate, at Griffon’s option. The Term Loan requires quarterly principal payments of $506, with a balloon payment of approximately $30,137 due at maturity on December 31, 2018. During 2014, 1,591,117 shares of Griffon common stock, for a total of $20,000 or $12.57 per share, were purchased with proceeds from the Line Notes. During the first quarter of 2015, no shares of Griffon's common stock were purchased. As of December 31, 2014, $38,396 was outstanding under the Term Loan. The Term Loan is secured by shares purchased with the proceeds of the loan and with a lien on a specific amount of Griffon assets (which lien ranks pari passu with the lien granted on such assets under the Credit Agreement) and is guaranteed by Griffon.

(e)
In October 2006, CBP entered into a capital lease totaling $14,290 for real estate in Troy, Ohio. The lease matures in 2022, bears interest at a fixed rate of 5.0%, is secured by a mortgage on the real estate and is guaranteed by Griffon.

(f)
In November 2010, Clopay Europe GmbH (“Clopay Europe”) entered into a €10,000 revolving credit facility and a €20,000 term loan. The term loan was paid off in December 2013 and the revolver had no borrowings outstanding at December 31, 2014. The revolving facility matures in November 2015 and is renewable upon mutual agreement with the bank. The revolving credit facility accrues interest at EURIBOR plus 2.20% per annum (2.28% at December 31, 2014). Clopay Europe is required to maintain a certain minimum equity to assets ratio and keep leverage below a certain level, defined as the ratio of total debt to EBITDA.

Clopay do Brazil maintains lines of credit of $4,800. Interest on borrowings accrues at a rate of Brazilian CDI plus 6.0% (16.80% at December 31, 2014). At December 31, 2014 there was $1,945 borrowed under the lines. Clopay Plastic Products Company, Inc. guarantees the loan and lines.
In November 2012, Garant G.P. (“Garant”) entered into a CAD $15,000 revolving credit facility.  The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (1.55% LIBOR USD and 2.56% Bankers Acceptance Rate CDN as of December 31, 2014). The revolving facility matures in November 2015. Garant is required to maintain a certain minimum equity.  At December 31, 2014, there were no borrowings under the revolving credit facility with CAD $15,000 available.

(g)
In December 2013 and May 2014, Northcote Holdings Pty Ltd entered into two unsecured term loans in the outstanding amounts of AUD $12,500 and AUD $20,000, respectively. The AUD $12,500 term loan requires quarterly interest payments with principal due upon maturity in December 2016. The AUD $20,000 term loan requires quarterly principal payments of $625 beginning in August 2015, with a balloon payment due upon maturity in May 2017. The loans accrue interest at Bank Bill Swap Bid Rate “BBSY” plus 2.8% per annum (5.5% at December 31, 2014 for each loan). As of December 31, 2014, Griffon had an outstanding combined balance of $26,442 on the term loans.

Subsidiaries of Northcote Holdings Pty Ltd also maintain two lines of credit of AUD $3,000 and AUD $5,000 which accrue interest at BBSY plus 2.25% per annum (5.00% at December 31, 2014) and 2.50% per annum (5.25% at December 31, 2014), respectively. At December 31, 2014, there were no outstanding borrowings under the lines. Griffon guarantees the term loans and the AUD $3,000 line of credit; the assets of a subsidiary of Northcote Holdings Pty Ltd secures the AUD $5,000 line of credit.

(h)	Other long-term debt primarily consists of capital leases.
At December 31, 2014, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements.

NOTE 9 — SHAREHOLDERS’ EQUITY

During the first quarter of 2015, the Board of Directors approved a quarterly cash dividend of $0.04 per share, paid on December 23, 2014 to shareholders of record as of close of business on December 3, 2014. During 2014, the Board of Directors approved and paid quarterly cash dividends of $0.03 per share, totaling $0.12 per share for the year. Dividends paid on allocated shares in the ESOP were used to pay down the ESOP loan and recorded as a reduction in expense. A dividend payable was established for the holders of restricted shares; such dividends will be released upon vesting of the underlying restricted shares.

On January 29, 2015, the Board of Directors declared a quarterly cash dividend of $0.04 per share, payable on March 26, 2015 to shareholders of record as of the close of business on February 26, 2015.

Compensation expense for restricted stock is recognized ratably over the required service period based on the fair value of the grant, calculated as the number of shares granted multiplied by the stock price on the date of grant and, for performance shares, the likelihood of achieving the performance criteria. Compensation cost related to stock-based awards with graded vesting, generally over a period of three to four years, is recognized using the straight-line attribution method and recorded within SG&A expenses.

In February 2011, shareholders approved the Griffon Corporation 2011 Equity Incentive Plan ("Incentive Plan") under which awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, deferred shares and other stock-based awards may be granted. On January 30, 2014, shareholders approved an amendment and restatement of the Incentive Plan, which, among other things, added 1,200,000 shares to the Incentive Plan. Options granted under the Incentive Plan may be either “incentive stock options” or nonqualified stock options, generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The maximum number of shares of common stock available for award under the Incentive Plan is 4,200,000 (600,000 of which may be issued as incentive stock options), plus any shares underlying awards outstanding on the effective date of the Incentive Plan under the 2006 Incentive Plan that are subsequently canceled or forfeited. As of December 31, 2014, 615,644 shares were available for grant.

All grants outstanding under the Griffon Corporation 2001 Stock Option Plan, 2006 Equity Incentive Plan and Outside Director Stock Award Plan will continue under their terms; no additional awards will be granted under such plans.

During the first quarter of 2015, Griffon granted 462,032 restricted stock awards with vesting periods of three years, 458,016 of which are also subject to certain performance conditions, with a total fair value of $5,775, or a weighted average fair value of $12.50 per share.

For the quarters ended December 31, 2014 and 2013, stock based compensation expense totaled $2,577 and $1,675, respectively.
During the quarter ended December 31, 2014, 61,399 shares, with a market value of $780 or $12.70 per share, were withheld to settle employee taxes due to the vesting of restricted stock and were added to treasury.

In May 2014, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under the program, the Company may purchase shares, depending upon market conditions, in open market, including pursuant to a 10b5-1 plan, or privately negotiated transactions. During the quarter ended December 31, 2014, Griffon purchased 1,025,041 shares of common stock under the May 2014 program, for a total of $12,286 or $11.99 per share. As of December 31, 2014, $26,574 remains under the May 2014 authorization.

Since August 2011, through the first quarter of 2015, Griffon has repurchased 8,019,903 shares of common stock, for a total of $84,483 or $10.53 per share, under Board authorized programs.

In addition to the Board authorized repurchase programs, on December 10, 2013, Griffon repurchased 4,444,444 shares of its common stock for $50,000 from GS Direct, L.L.C. (“GS Direct”), an affiliate of The Goldman Sachs Group, Inc. The repurchase was effected in a private transaction at a per share price of $11.25, an approximate 9.2% discount to the stock’s closing price on November 12, 2013, the day before announcement of the transaction. After closing the transaction, GS Direct continued to hold approximately 5.56 million shares (approximately 10% of the shares outstanding at such time) of Griffon’s common stock. Subject to certain exceptions, if GS Direct intends to sell its remaining shares of Griffon common stock at any time prior to December 31, 2015, it will first negotiate in good faith to sell such shares to the Company.

NOTE 10 – EARNINGS PER SHARE (EPS)

Basic EPS (and diluted EPS in periods when a loss exists) was calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS was calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with stock based compensation. The 2017 Notes were anti-dilutive due to the conversion price being greater than the weighted-average stock price during the periods presented.

The following table is a reconciliation of the share amounts (in thousands) used in computing earnings per share:

	Three Months Ended December 31,
	2014	2013
Weighted average shares outstanding - basic	46,310	52,754
Incremental shares from stock based compensation	1,826	1,879

Weighted average shares outstanding - diluted	48,136	54,633

Anti-dilutive options excluded from diluted EPS computation	582	710

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

•	Telephonics develops, designs and manufactures high-technology integrated information, communication and sensor system solutions to military and commercial markets worldwide.

•	Plastics is an international leader in the development and production of embossed, laminated and printed specialty plastic films used in a variety of hygienic, health-care and industrial applications.
Information on Griffon’s reportable segments is as follows:

	For the Three Months Ended December 31,
REVENUE	2014	2013
Home & Building Products:
AMES	$133,110	$96,608
CBP	138,600	121,842
Home & Building Products	271,710	218,450
Telephonics	90,658	96,025
Plastics	139,792	138,983
Total consolidated net sales	$502,160	$453,458

The following table reconciles segment operating profit to income before taxes:

	For the Three Months Ended December 31,
INCOME (LOSS) BEFORE TAXES	2014	2013
Segment operating profit:
Home & Building Products	$16,369	$9,393
Telephonics	7,517	10,652
Plastics	8,020	5,825
Total segment operating profit	31,906	25,870
Net interest expense	(11,637)	(13,101)
Unallocated amounts	(8,264)	(7,983)
Income before taxes	$12,005	$4,786

Griffon evaluates performance and allocates resources based on each segment's operating results before interest income and expense, income taxes, depreciation and amortization, unallocated amounts (mainly corporate overhead), restructuring charges, acquisition-related expenses, as applicable (“Segment adjusted EBITDA”). Griffon believes this information is useful to investors for the same reason.

The following table provides a reconciliation of Segment adjusted EBITDA to Income before taxes:

	For the Three Months Ended December 31,
	2014	2013
Segment adjusted EBITDA:
Home & Building Products	$24,470	$19,067
Telephonics	10,032	12,396
Plastics	14,551	12,743
Total Segment adjusted EBITDA	49,053	44,206
Net interest expense	(11,637)	(13,101)
Segment depreciation and amortization	(17,147)	(16,696)
Unallocated amounts	(8,264)	(7,983)
Restructuring charges	—	(842)
Acquisition costs	—	(798)
Income before taxes	$12,005	$4,786

Unallocated amounts typically include general corporate expenses not attributable to a reportable segment.

	For the Three Months Ended December 31,
DEPRECIATION and AMORTIZATION	2014	2013
Segment:
Home & Building Products	$8,101	$8,034
Telephonics	2,515	1,744
Plastics	6,531	6,918
Total segment depreciation and amortization	17,147	16,696
Corporate	113	97
Total consolidated depreciation and amortization	$17,260	$16,793

CAPITAL EXPENDITURES
Segment:
Home & Building Products	$10,261	$8,468
Telephonics	969	3,367
Plastics	7,679	5,760
Total segment	18,909	17,595
Corporate	12	321
Total consolidated capital expenditures	$18,921	$17,916

ASSETS	At December 31, 2014	At September 30, 2014
Segment assets:
Home & Building Products	$1,054,456	$1,030,005
Telephonics	291,818	319,327
Plastics	380,274	389,464
Total segment assets	1,726,548	1,738,796
Corporate	25,384	77,814
Total continuing assets	1,751,932	1,816,610
Assets of discontinued operations	3,731	3,751
Consolidated total	$1,755,663	$1,820,361

NOTE 12 – DEFINED BENEFIT PENSION EXPENSE

Defined benefit pension expense (income) was as follows:

	Three Months Ended December 31,
	2014	2013
Service cost	$—	$45
Interest cost	2,207	2,500
Expected return on plan assets	(2,932)	(2,885)
Amortization:
Prior service cost	4	4
Recognized actuarial loss	541	489
Loss on pension settlement	—	—
Net periodic expense (income)	$(180)	$153

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS
In July 2013, the FASB issued new accounting guidance requiring an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss or tax credit carryforward, except for instances when the carryforward is not available to settle any additional income taxes and an entity does not intend to use the deferred tax benefit for these purposes. In these circumstances, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This standard was effective for fiscal years beginning after December 15, 2013, and accordingly, the Company adopted this guidance effective October 1, 2014. Adoption of this standard did not have a significant impact on the Company's consolidated financial statements.

In April 2014, the FASB issued guidance changing the requirements for reporting discontinued operations where a disposal of a component of an entity or group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when either classified as held for sale, or disposed of by sale or otherwise disposed. The amendment also requires enhanced disclosures about the discontinued operation and disclosure information for other significant dispositions. This guidance is effective for the Company beginning in 2015. The Company's adoption of this standard did not have a significant impact on its consolidated financial statements.

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

In August 2014, the FASB issued guidance on management's responsibility in evaluating whether there is substantial doubt about a company's ability to continue as a going concern and related footnote disclosures. Management will be required to evaluate, at each reporting period, whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year from the date the financial statements are issued. This guidance is effective prospectively for annual and interim reporting periods beginning in 2017; implementation of this guidance is not expected to have a material effect on the Company’s financial condition or results of operations.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements, and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 14 – DISCONTINUED OPERATIONS

The following amounts related to the Installation Services segment, discontinued in 2008, and other businesses discontinued several years ago, which have been segregated from Griffon’s continuing operations, and are reported as assets and liabilities of discontinued operations in the condensed consolidated balance sheets:

	At December 31, 2014	At September 30, 2014
Assets of discontinued operations:
Prepaid and other current assets	$1,622	$1,624
Other long-term assets	2,109	2,126
Total assets of discontinued operations	$3,731	$3,750

Liabilities of discontinued operations:
Accrued liabilities, current	$3,170	$3,282
Other long-term liabilities	3,542	3,830
Total liabilities of discontinued operations	$6,712	$7,112
There was no Installation Services revenue or income for the quarter ended December 31, 2014 or 2013.

NOTE 15 – RESTRUCTURING AND OTHER RELATED CHARGES

In September 2014, Telephonics recognized $4,244 in restructuring costs in connection with the closure of its Swedish facility and restructuring of operations, a voluntary early retirement plan and a reduction in force aimed at improving efficiency by combining functions and responsibilities, resulting in the elimination of 80 positions.

In January 2013, AMES undertook to close certain of its U.S. manufacturing facilities and consolidate affected operations primarily into its Camp Hill and Carlisle, PA locations. These actions, completed this quarter, will improve manufacturing and distribution efficiencies, allow for in-sourcing of certain production currently performed by third party suppliers, and improve material flow and absorption of fixed costs. AMES incurred pre-tax restructuring and related exit costs approximating $7,941, comprised of cash charges of $4,016 and non-cash, asset-related charges of $3,925; the cash charges included $2,622 for one-time termination benefits and other personnel-related costs and $1,394 for facility exit costs and had $19,964 of capital expenditures.

HBP recognized $842 in restructuring and other related exit costs for the quarter ended December 31, 2013; such charges primarily related to one-time termination benefits, facility and other personnel costs, and asset impairment charges related to the AMES plant consolidation initiatives. There were no restructuring charges in the current quarter.

A summary of the restructuring and other related charges included in the line item “Restructuring and other related charges” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) were recognized as follows:

	Workforce Reduction	Facilities & Exit Costs	Other Related Costs	Non-cash Facility and Other	Total
Amounts incurred in:
Quarter ended December 31, 2013	$638	$95	$109	$—	$842

The activity in the restructuring accrual recorded in accrued liabilities consisted of the following:

Workforce Reduction
Accrued liability at September 30, 2014	$5,228
Payments	(2,118)
Accrued liability at December 31, 2014	$3,110

NOTE 16 – OTHER EXPENSE

For the quarters ended December 31, 2014 and 2013, Other income (expense) included $(540) and $242, respectively, of net currency exchange (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $46 and $112, respectively, of net investment income.

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

Changes in Griffon’s warranty liability, included in Accrued liabilities, were as follows:

	Three Months Ended December 31,
	2014	2013
Balance, beginning of period	$4,935	$6,649
Warranties issued and changes in estimated pre-existing warranties	948	966
Actual warranty costs incurred	(975)	(686)
Balance, end of period	$4,908	$6,929

NOTE 18 – OTHER COMPREHENSIVE INCOME (LOSS)

The amounts recognized in other comprehensive income (loss) were as follows:

	Three Months Ended December 31, 2014			Three Months Ended December 31, 2013
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(15,500)	$—	$(15,500)	$(3,137)	$—	$(3,137)
Pension and other defined benefit plans	545	(192)	353	493	(177)	316
Loss on cash flow hedge	(113)	39	(74)	—	—	—
Available-for-sale securities	$(1,515)	$553	$(962)	$—	$—	$—
Total other comprehensive income (loss)	$(16,583)	$400	$(16,183)	$(2,644)	$(177)	$(2,821)

The components of Accumulated other comprehensive income (loss) are as follows:

	December 31, 2014	September 30, 2014
Foreign currency translation adjustments	$(19,320)	$(3,820)
Pension and other defined benefit plans	(27,012)	(27,366)
Gain on cash flow hedge	178	252
Available-for-sale securities	(93)	870
	$(46,247)	$(30,064)

Total comprehensive income (loss) were as follows:

	For the Three Months Ended December 31,
	2014	2013
Net income	$7,471	$3,236
Other comprehensive income (loss), net of taxes	(16,183)	(2,821)
Comprehensive income (loss)	$(8,712)	$415

Amounts reclassified from accumulated other comprehensive income (loss) to income (loss) were as follows:

	For the Three Months Ended December 31,
	2014	2013
Pension amortization	545	493
Tax	(192)	(177)
Net of tax	$353	$316

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

Subsequently, Griffon was advised by the DEC that random sampling at the Peekskill Site and in a creek near the Peekskill Site indicated concentrations of solvents and other chemicals common to Lightron’s prior plating operations. ISC then entered into a consent order with the DEC in 1996 (the “Consent Order”) to perform a remedial investigation and prepare a feasibility study. After completing the initial remedial investigation pursuant to the Consent Order, ISC was required by the DEC, and did accordingly conduct over the next several years, supplemental remedial investigations, including soil vapor investigations, under the Consent Order.

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

Department of Environmental Conservation of New York State, regarding Frankfort, NY site. During fiscal 2009, an underground fuel tank with surrounding soil contamination was discovered at the Frankfort, N.Y. site, which is the result of historical facility operations prior to AMES’ ownership. While AMES was actively working with the DEC and the New York State Department of Health to define remediation requirements relative to the underground fuel tank, the DEC took the position that AMES was responsible to remediate other types of contamination on the site. After negotiations with the DEC, on August 15, 2011, AMES executed an Order on Consent with the DEC. The Order is without admission or finding of liability or acknowledgment that there has been a release of hazardous substances at the site. Importantly, the Order does not waive any rights that AMES has under a 1991 Consent Judgment entered into between the DEC and a predecessor of AMES relating to the site. The Order requires that AMES identify areas of concern at the site, and formulate a strategy to investigate and remedy both on and off site conditions in compliance with applicable environmental law. At the conclusion of the remedy phase of the remediation to the satisfaction of the DEC, the DEC will issue a Certificate of Completion. On August 1, 2012, a fire occurred during the course of demolition of certain structures at the Frankfort, NY site, requiring cleanup and additional remediation under the oversight of the DEC, which work has been substantially completed. AMES has performed significant additional investigative and remedial activities in the last few years under work plans approved by the DEC and has submitted a remedial investigative report to the DEC, which the DEC accepted in draft form. In September 2014, AMES submitted an addendum to the remedial investigation report to the DEC and in December 2014 submitted a Final Remedial Investigation Report to DEC. DEC expects to schedule a Public Comment Meeting in late 2015.

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

NOTE 20 — CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the domestic assets of Clopay Building Products Company, Inc., Clopay Plastic Products Company, Inc., Telephonics Corporation, The AMES Companies, Inc., AMES Southern, Inc. and Clopay Ames True Temper Holding, Corp., all of which are indirectly 100% owned by Griffon. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act of 1933, presented below are condensed consolidating financial information as of December 31, 2014 and September 30, 2014 and for the three months ended December 31, 2014 and 2013. The financial information may not necessarily be indicative of results of operations or financial position had the guarantor companies or non-guarantor companies operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly-owned subsidiaries accounted for under the equity method.

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

CONDENSED CONSOLIDATING BALANCE SHEETS
At December 31, 2014

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CURRENT ASSETS
Cash and equivalents	$3,288	$6,519	$36,759	$—	$46,566
Accounts receivable, net of allowances	—	206,253	65,467	(34,543)	237,177
Contract costs and recognized income not yet billed, net of progress payments	—	101,956	509	—	102,465
Inventories, net	—	255,361	64,060	—	319,421
Prepaid and other current assets	2,673	26,616	18,151	10,907	58,347
Assets of discontinued operations	—	—	1,622	—	1,622
Total Current Assets	5,961	596,705	186,568	(23,636)	765,598
PROPERTY, PLANT AND EQUIPMENT, net	1,243	270,853	95,086	—	367,182
GOODWILL	—	284,875	82,216	—	367,091
INTANGIBLE ASSETS, net	—	155,659	72,175	—	227,834
INTERCOMPANY RECEIVABLE	543,487	953,581	185,836	(1,682,904)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	767,088	660,465	1,771,532	(3,199,085)	—
OTHER ASSETS	40,910	53,921	6,231	(75,213)	25,849
ASSETS OF DISCONTINUED OPERATIONS	—	—	2,109	—	2,109
Total Assets	$1,358,689	$2,976,059	$2,401,753	$(4,980,838)	$1,755,663
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$2,202	$1,145	$3,268	$—	$6,615
Accounts payable and accrued liabilities	31,281	204,058	77,422	(28,510)	284,251
Liabilities of discontinued operations	—	—	3,170	—	3,170
Total Current Liabilities	33,483	205,203	83,860	(28,510)	294,036

LONG-TERM DEBT, net of debt discounts	752,572	7,372	42,911	—	802,855
INTERCOMPANY PAYABLES	21,700	905,636	707,633	(1,634,969)	—
OTHER LIABILITIES	39,069	150,096	25,745	(71,545)	143,365
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	3,542	—	3,542
Total Liabilities	846,824	1,268,307	863,691	(1,735,024)	1,243,798
SHAREHOLDERS’ EQUITY	511,865	1,707,752	1,538,062	(3,245,814)	511,865
Total Liabilities and Shareholders’ Equity	$1,358,689	$2,976,059	$2,401,753	$(4,980,838)	$1,755,663

CONDENSED CONSOLIDATING BALANCE SHEETS
At September 30, 2014

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CURRENT ASSETS
Cash and equivalents	$6,813	$31,522	$54,070	$—	$92,405
Accounts receivable, net of allowances	—	213,922	77,218	(32,704)	258,436
Contract costs and recognized income not yet billed, net of progress payments	—	109,804	126	—	109,930
Inventories, net	—	219,326	70,537	272	290,135
Prepaid and other current assets	4,366	26,319	17,101	14,783	62,569
Assets of discontinued operations	—	—	1,624	—	1,624
Total Current Assets	11,179	600,893	220,676	(17,649)	815,099

PROPERTY, PLANT AND EQUIPMENT, net	1,327	270,519	98,643	76	370,565
GOODWILL	—	284,875	86,971	—	371,846
INTANGIBLE ASSETS, net	—	156,772	76,851	—	233,623
INTERCOMPANY RECEIVABLE	540,080	892,433	213,733	(1,646,246)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	780,600	662,403	1,782,406	(3,225,409)	—
OTHER ASSETS	41,680	53,896	6,739	(75,213)	27,102
ASSETS OF DISCONTINUED OPERATIONS	—	—	2,126	—	2,126
Total Assets	$1,374,866	$2,921,791	$2,488,145	$(4,964,441)	$1,820,361
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$2,202	$1,144	$4,540	$—	$7,886
Accounts payable and accrued liabilities	25,703	227,419	87,684	(20,811)	319,995
Liabilities of discontinued operations	—	—	3,282	—	3,282
Total Current Liabilities	27,905	228,563	95,506	(20,811)	331,163
LONG-TERM DEBT, net of debt discounts	752,160	7,806	45,135	—	805,101
INTERCOMPANY PAYABLES	21,573	815,094	762,192	(1,598,859)	—
OTHER LIABILITIES	41,201	151,674	26,949	(71,584)	148,240
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	3,830	—	3,830
Total Liabilities	842,839	1,203,137	933,612	(1,691,254)	1,288,334
SHAREHOLDERS’ EQUITY	532,027	1,718,654	1,554,533	(3,273,187)	532,027
Total Liabilities and Shareholders’ Equity	$1,374,866	$2,921,791	$2,488,145	$(4,964,441)	$1,820,361

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended December 31, 2014

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$378,114	$138,881	$(14,835)	$502,160
Cost of goods and services	—	289,370	108,274	(13,473)	384,171
Gross profit	—	88,744	30,607	(1,362)	117,989
Selling, general and administrative expenses	5,520	69,557	20,099	(1,280)	93,896
Total operating expenses	5,520	69,557	20,099	(1,280)	93,896

Income (loss) from operations	(5,520)	19,187	10,508	(82)	24,093

Other income (expense)
Interest income (expense), net	(1,904)	(7,427)	(2,306)	—	(11,637)
Other, net	46	1,295	(1,874)	82	(451)
Total other income (expense)	(1,858)	(6,132)	(4,180)	82	(12,088)
Income (loss) before taxes	(7,378)	13,055	6,328	—	12,005
Provision (benefit) for income taxes	(3,481)	7,737	278	—	4,534
Income (loss) before equity in net income of subsidiaries	(3,897)	5,318	6,050	—	7,471
Equity in net income (loss) of subsidiaries	11,368	6,036	5,318	(22,722)	—
Net income (loss)	$7,471	$11,354	$11,368	$(22,722)	$7,471

Net Income (loss)	$7,471	$11,354	$11,368	$(22,722)	$7,471
Other comprehensive income (loss), net of taxes	(16,183)	(4,580)	(10,831)	15,411	(16,183)
Comprehensive income (loss)	$(8,712)	$6,774	$537	$(7,311)	$(8,712)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended December 31, 2013

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$344,644	$121,752	$(12,938)	$453,458
Cost of goods and services	—	259,983	99,394	(11,422)	347,955
Gross profit	—	84,661	22,358	(1,516)	105,503
Selling, general and administrative expenses	6,331	68,381	14,574	(1,606)	87,680
Restructuring and other related charges	—	764	78	—	842
Total operating expenses	6,331	69,145	14,652	(1,606)	88,522
Income (loss) from operations	(6,331)	15,516	7,706	90	16,981
Other income (expense)
Interest income (expense), net	(3,604)	(7,250)	(2,247)	—	(13,101)
Other, net	112	2,057	(1,173)	(90)	906
Total other income (expense)	(3,492)	(5,193)	(3,420)	(90)	(12,195)
Income (loss) before taxes	(9,823)	10,323	4,286	—	4,786
Provision (benefit) for income taxes	(4,534)	5,639	445	—	1,550
Income (loss) before equity in net income of subsidiaries	(5,289)	4,684	3,841	—	3,236
Equity in net income (loss) of subsidiaries	8,525	3,766	4,685	(16,976)	—
Net income (loss)	$3,236	$8,450	$8,526	$(16,976)	$3,236
Net Income (loss)	$3,236	$8,450	$8,526	$(16,976)	$3,236
Other comprehensive income (loss), net of taxes	(2,821)	1,789	(4,780)	2,991	(2,821)
Comprehensive income (loss)	$415	$10,239	$3,746	$(13,985)	$415

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2014

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,471	$11,354	$11,368	$(22,722)	$7,471
Net cash provided by (used in) operating activities	1,703	(19,874)	10,121	—	(8,050)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(12)	(16,534)	(2,375)	—	(18,921)
Intercompany distributions	10,000	(10,000)	—	—	—
Proceeds from sale of assets	—	5	102	—	107
Net cash provided by (used in) investing activities	9,988	(26,529)	(2,273)	—	(18,814)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(13,170)	—	—	—	(13,170)
Proceeds from long-term debt	10,000	—	279	—	10,279
Payments of long-term debt	(10,551)	(432)	(312)	—	(11,295)
Change in short-term borrowings	—	—	(1,201)	—	(1,201)
Financing costs	(29)	—	—	—	(29)
Tax effect from exercise/vesting of equity awards, net	342	—	—	—	342
Dividend	(1,910)	—	—	—	(1,910)
Other, net	102	21,832	(21,832)	—	102
Net cash provided by (used in) financing activities	(15,216)	21,400	(23,066)	—	(16,882)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	—	—	(380)	—	(380)
Effect of exchange rate changes on cash and equivalents	—	—	(1,713)	—	(1,713)
NET DECREASE IN CASH AND EQUIVALENTS	(3,525)	(25,003)	(17,311)	—	(45,839)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	6,813	31,522	54,070	—	92,405
CASH AND EQUIVALENTS AT END OF PERIOD	$3,288	$6,519	$36,759	$—	$46,566

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2013

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,236	$8,450	$8,526	$(16,976)	$3,236
Net cash provided by (used in) operating activities	(4,422)	(43,260)	21,403	—	(26,279)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(320)	(16,334)	(1,262)	—	(17,916)
Acquired businesses, net of cash acquired	—	—	(21,781)	—	(21,781)
Intercompany distributions	10,000	(10,000)	—	—	—
Proceeds from sale of assets	—	202	22	—	224
Net cash provided by (used in) investing activities	9,680	(26,132)	(23,021)	—	(39,473)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(55,189)	—	—	—	(55,189)
Proceeds from long-term debt	42,689	(152)	15,098	—	57,635
Payments of long-term debt	(21,603)	(266)	(3,377)	—	(25,246)
Change in short-term borrowings	—	—	9,940	—	9,940
Financing costs	(91)	—	(590)	—	(681)
Purchase of ESOP shares	(1,591)	—	—	—	(1,591)
Tax effect from exercise/vesting of equity awards, net	273	—	—	—	273
Dividend	(6,719)	5,000	—	—	(1,719)
Other, net	32	61,139	(61,140)	—	31
Net cash provided by (used in) financing activities	(42,199)	65,721	(40,069)	—	(16,547)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	—	—	(299)	—	(299)
Effect of exchange rate changes on cash and equivalents	—	—	(158)	—	(158)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(36,941)	(3,671)	(42,144)	—	(82,756)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	68,994	25,343	83,793	—	178,130
CASH AND EQUIVALENTS AT END OF PERIOD	$32,053	$21,672	$41,649	$—	$95,374

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

On October 17, 2011, AMES acquired Southern Patio for approximately $23,000. Southern Patio is a leading designer, manufacturer and marketer of landscape accessories. Southern Patio had revenue exceeding $40,000 in 2011.

In January 2013, AMES announced its intention to close certain U.S. manufacturing facilities and consolidate affected operations primarily into its Camp Hill and Carlisle, PA locations. These actions, which were completed at the end of the first quarter of 2015, improve manufacturing and distribution efficiencies, allow for in-sourcing of certain production currently performed by third party suppliers, and improve material flow and absorption of fixed costs. Management continues to estimate that these actions will result in annual cash savings exceeding $10,000, based on current operating levels.

On December 31, 2013, AMES acquired Northcote, founded in 1897 and a leading brand in the Australian outdoor planter and decor market, for approximately $22,000. Northcote is expected to generate approximately $28,000 of annualized revenue.

On May 21, 2014, AMES acquired Cyclone for approximately $40,000, including a $4,000 working capital adjustment. Cyclone offers a full range of quality garden and hand tool products sold under various leading brand names including Cyclone®, Nylex® and Trojan®, designed to meet the requirements of both the Do-it-Yourself and professional trade segments. Cyclone is expected to generate approximately $65,000 of annualized revenue. Northcote complements Southern Patio and, with Cyclone, adds to AMES' existing lawn and garden operations in Australia.

Since August 2011, through the first quarter of 2015, Griffon has repurchased 12,464,347 shares of its common stock, for a total of $134,483 or $10.79 per share. On May 1, 2014, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under this repurchase program, the Company may purchase shares, depending upon market conditions, in open market, including pursuant to a 10b5-1 plan, or privately negotiated transactions. At December 31, 2014, $26,574 remains under the current Board authorization.

Since September 2008, Griffon's Employee Stock Ownership Plan ("ESOP") purchased 4,013,459 shares of Griffon's common stock, for a total of $44,973 or $11.21 per share. At December 31, 2014, the ESOP holds allocated and unallocated shares totaling 5,641,213, or 11% of Griffon's outstanding shares, with a related loan balance of $38,396.

On November 17, 2011, the Company began declaring quarterly dividends. During the first quarter of 2015, and during 2014, 2013 and 2012, the Company declared and paid dividends per share of $0.04, $0.12, $0.10 and $0.08, respectively, for a total of $18,751 dividends paid during the period.

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

OVERVIEW

Revenue for the quarter ended December 31, 2014 was $502,160 compared to $453,458 in the prior year quarter, an increase of 11%. Excluding the impact of foreign currency translation, revenue increased 13%. Net income was $7,471 or $0.16 per share, compared to $3,236 or $0.06 per share, in the prior year quarter.

The current quarter included:

•	Discrete tax provisions, net, of $349 or $0.01 per share.

The prior year quarter included:

•	Restructuring charges of $842 ($522, net of tax or $0.01 per share);

•	Acquisition costs of $798 ($495, net of tax or $0.01 per share); and

•	Discrete tax benefits, net, of $289 or $0.01 per share.

Excluding these items from the respective quarterly results, net income would have been $7,820 or $0.16 per share in the current quarter compared to $3,964 or $0.07 per share in the prior year quarter.

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

GRIFFON CORPORATION AND SUBSIDIARIES
RECONCILIATION OF NET INCOME
TO ADJUSTED NET INCOME
(Unaudited)

	For the Three Months Ended December 31,
	2014	2013
Net income	$7,471	$3,236
Adjusting items, net of tax:
Restructuring charges	—	522
Acquisition costs	—	495
Discrete tax provisions (benefits)	349	(289)
Adjusted net income	$7,820	$3,964
Diluted income per common share	$0.16	$0.06
Adjusting items, net of tax:
Restructuring charges	—	0.01
Acquisition costs	—	0.01
Discrete tax provisions (benefits)	0.01	(0.01)
Adjusted earnings per common share	$0.16	$0.07
Weighted-average shares outstanding (in thousands)	48,136	54,633

Note: Due to rounding, the sum of earnings per common share and adjusting items, net of tax, may not equal adjusted earnings per common share.

RESULTS OF OPERATIONS

Quarters ended December 31, 2014 and 2013

Griffon evaluates performance and allocates resources based on each segment's operating results before interest income and expense, income taxes, depreciation and amortization, unallocated amounts (mainly corporate overhead), restructuring charges, and acquisition-related expenses, as applicable (“Segment adjusted EBITDA”). Griffon believes this information is useful to investors for the same reason. The following table provides a reconciliation of Segment operating profit to Income before taxes:

	For the Three Months Ended December 31,
	2014	2013
Segment operating profit:
Home & Building Products	$16,369	$9,393
Telephonics	7,517	10,652
Plastics	8,020	5,825
Total segment operating profit	31,906	25,870
Net interest expense	(11,637)	(13,101)
Unallocated amounts	(8,264)	(7,983)
Income before taxes	$12,005	$4,786

The following table provides a reconciliation of Segment adjusted EBITDA to Income before taxes:

	For the Three Months Ended December 31,
	2014	2013
Segment adjusted EBITDA:
Home & Building Products	$24,470	$19,067
Telephonics	10,032	12,396
Plastics	14,551	12,743
Total Segment adjusted EBITDA	49,053	44,206
Net interest expense	(11,637)	(13,101)
Segment depreciation and amortization	(17,147)	(16,696)
Unallocated amounts	(8,264)	(7,983)
Restructuring charges	—	(842)
Acquisition costs	—	(798)
Income before taxes	$12,005	$4,786

Home & Building Products

	For the Three Months Ended December 31,
	2014		2013
Revenue:
AMES	$133,110		$96,608
CBP	138,600		121,842
Home & Building Products	$271,710		$218,450
Segment operating profit	$16,369	6.0%	$9,393	4.3%
Depreciation and amortization	8,101		8,034
Restructuring charges	—		842
Acquisition costs	—		798
Segment adjusted EBITDA	$24,470	9.0%	$19,067	8.7%

For the quarter ended December 31, 2014, revenue increased $53,260 or 24%, compared to the prior year quarter; excluding the benefit from the inclusion of Northcote and Cyclone results, revenue increased 12%. AMES revenue increased 38% compared to the prior year quarter due to the inclusion of Northcote and Cyclone results (+27%) and improved U.S. and Canadian snow tool sales (+6%), with the balance primarily due to improved sales of North American pots and planters. CBP revenue increased 14%, due to increased volume (+9%) with the balance primarily due to favorable product mix. Segment revenue reflected the unfavorable impact of foreign currency translation (-2%).

For the quarter ended December 31, 2014, Segment operating profit increased 74% to $16,369 compared to $9,393 in the prior year quarter. The prior year included $842 of restructuring charges related to the consolidation initiative at AMES and $798 of acquisition costs related to the Northcote transaction. Excluding restructuring charges and acquisition costs, prior year Segment operating profit was $11,033 compared to $16,369 in the current quarter, an increase of 48%. The quarter included an unfavorable impact of foreign currency translation of 9%; the currency impact was more than offset by the contributions from Northcote and Cyclone acquisitions (+35%), with the balance of the profit increase attributable to organic revenue growth. In both periods, AMES experienced manufacturing inefficiencies in connection with its plant consolidation initiative; this initiative was completed at the end of the current quarter.

On May 21, 2014, AMES acquired Cyclone for approximately $40,000, including a $4,000 working capital adjustment. Cyclone offers a full range of quality garden and hand tool products sold under various leading brand names including Cyclone®, Nylex® and Trojan®, designed to meet the requirements of both the Do-it-Yourself and professional trade segments. Cyclone is expected to generate approximately $65,000 of annualized revenue. Selling, General and Administrative ("SG&A") expenses included $2,363 of related acquisition costs recorded in the third and fourth quarters of 2014.

On December 31, 2013, AMES acquired Northcote, a leading brand in the Australian outdoor planter and decor market, for approximately $22,000. Northcote complements Southern Patio, acquired in 2011. Northcote is expected to generate approximately $28,000 of annualized revenue. First quarter 2014 SG&A expenses included $798 of related acquisition costs. Both Cyclone and Northcote add to AMES’ existing lawn and garden operations in Australia.

In January 2013, AMES undertook to close certain of its U.S. manufacturing facilities and consolidate affected operations primarily into its Camp Hill and Carlisle, PA locations. These actions, completed at the end of the current quarter, improve manufacturing and distribution efficiencies, allow for in-sourcing of certain production currently performed by third party suppliers, and improve material flow and absorption of fixed costs. Management continues to estimate that these actions will result in annual cash savings exceeding $10,000, based on current operating levels; savings will begin to be realized in the second quarter of fiscal 2015.

Since January 2013, AMES incurred pre-tax restructuring and related exit costs approximating $7,941, comprised of cash charges of $4,016 and non-cash, asset-related charges of $3,925; the cash charges included $2,622 for one-time termination benefits and other personnel-related costs and $1,394 for facility exit costs, and there were $19,964 of capital expenditures. The charges and capital expenditures are consistent with the amounts estimated at the onset of the initiative.

HBP recognized $842 in restructuring and related exit costs for the quarter ended December 31, 2013; such charges primarily related to one-time termination benefits, facility and other personnel costs, and asset impairment charges related to the AMES initiative. There were no such charges in the current quarter.

Telephonics

	For the Three Months Ended December 31,
	2014		2013
Revenue	$90,658		$96,025
Segment operating profit	$7,517	8.3%	$10,652	11.1%
Depreciation and amortization	2,515		1,744
Segment adjusted EBITDA	$10,032	11.1%	$12,396	12.9%

For the quarter ended December 31, 2014, revenue decreased $5,367 or 6% compared to the prior year quarter, primarily due to the timing of work performed on Multi-Mode Radars.

For the quarter ended December 31, 2014, Segment operating profit decreased $3,135 or 29%, and operating profit margin decreased 280 basis points compared to the prior year quarter. The decrease was primarily attributable to reduced revenue and product mix.

During the current quarter, Telephonics was awarded several new contracts and incremental funding on existing contracts approximating $93,300. Contract backlog was $496,000 at December 31, 2014, with 69% expected to be fulfilled in the next 12 months. Backlog was $494,000 at September 30, 2014 and $416,000 at December 31, 2013. Backlog is defined as unfilled firm orders for products and services for which funding has been both authorized and appropriated by the customer or Congress, in the case of the U.S. government agencies.

Plastics

	For the Three Months Ended December 31,
	2014		2013
Revenue	$139,792		$138,983
Segment operating profit	$8,020	5.7%	$5,825	4.2%
Depreciation and amortization	6,531		6,918
Segment adjusted EBITDA	$14,551	10.4%	$12,743	9.2%

For the quarter ended December 31, 2014, revenue increased $809, or 1%, compared to the prior year quarter. The increase reflected the benefit of increased volume (+3%) and the pass through of increased resin costs in customer selling prices (+2%), partially offset by the impact of unfavorable foreign exchange translation (-4%). Plastics adjusts selling prices based on underlying resin costs on a delayed basis.

For the quarter ended December 31, 2014, Segment operating profit increased $2,195 or 38% compared to the prior year quarter mainly due to a change in the impact of resin pricing pass through (+33%), partially offset by the impact of unfavorable foreign exchange (-7%) with the quarter also benefiting from improved operations and increased volume.

Unallocated

For the quarter ended December 31, 2014, unallocated amounts totaled $8,264 compared to $7,983 in the prior year with the increase primarily related to compensation and incentive costs.

Segment Depreciation and Amortization

Segment depreciation and amortization increased $451 for the quarter ended December 31, 2014 compared to the prior year, primarily due to the inclusion of Northcote and Cyclone.

Other Expense

For the quarters ended December 31, 2014 and 2013, Other income (expense) included ($540) and $242, respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $46 and $112, respectively, of net investment income.

Provision for income taxes

The effective tax rate for the quarter ended December 31, 2014 was 37.8% compared to 32.4% in the comparable prior year quarter. The current and prior year tax rates reflect the impact of permanent differences not deductible in determining taxable income, changes in earnings mix between domestic and non-domestic operations, and tax reserves.

The quarter ended December 31, 2014 included a net tax provision of $349 for discrete items resulting primarily from the provision for taxes on repatriation of foreign earnings, partially offset by the benefit of the retroactive extension of the federal R&D credit signed into law December 19, 2014, and release of a valuation allowance. The comparable prior year quarter included $289 of benefits from discrete items primarily resulting from release of previously established reserves for uncertain tax positions on conclusion of tax audits and benefits arising on the filing of tax returns in various jurisdictions.

Excluding discrete items, the effective tax rate for the quarter ended December 31, 2014 was 34.9% compared to 38.4% in the comparable prior year quarter.

Stock based compensation

For the quarters ended December 31, 2014 and 2013, stock based compensation expense totaled $2,577 and $1,675, respectively.

Comprehensive income (loss)

For the quarter ended December 31, 2014, total other comprehensive loss, net of taxes, of $16,183, included a $15,500 loss from foreign currency translation adjustments primarily due to the weakening of the Euro, Canadian, Australian and Brazilian currencies, all in comparison to the U.S. Dollar, a $353 benefit from pension amortization of actuarial losses, a $74 loss on cash flow hedges and $962 loss on available-for-sale securities.

For the quarter ended December 31, 2013, total other comprehensive loss, net of taxes, of $2,821, included a $3,137 loss from foreign currency translation adjustments primarily due to the weakening of the Canadian, Australian and Brazilian currencies, partially offset by the strengthening of the Euro, all in comparison to the U.S. Dollar, a $316 benefit from pension amortization of actuarial losses.

Discontinued operations – Installation Services

There was no revenue or income from the Installation Services’ business for the quarters ended December 31, 2014 and 2013.

LIQUIDITY AND CAPITAL RESOURCES

Management assesses Griffon’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting liquidity include: cash flows from operating activities, capital expenditures, acquisitions, dispositions, bank lines of credit and the ability to attract long-term capital under satisfactory terms. Griffon believes it has sufficient liquidity available for reinvestment in existing businesses and strategic acquisitions while managing its capital structure on both a short-term and long-term basis.

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

Cash Flows from Continuing Operations	For the Three Months Ended December 31,
(in thousands)	2014	2013
Net Cash Flows Used In:
Operating activities	$(8,050)	$(26,279)
Investing activities	(18,814)	(39,473)
Financing activities	(16,882)	(16,547)

Cash used in continuing operations for the quarter ended December 31, 2014 was $8,050 compared to usage of $26,279 in the prior year quarter. Current assets net of current liabilities, excluding short-term debt and cash, increased to $431,611 at December 31, 2014 compared to $399,417 at September 30, 2014, primarily due to an increase in inventory and a decrease in accounts payable and accrued liabilities, partially offset by a decrease in accounts receivable and contract costs and recognized income not yet billed. Current year cash flow from operating activities benefitted $4,600 from the inclusion of Northcote and Cyclone results.

In connection with the refinancing of the Company's Senior Notes, the timing of related interest payments on debt shifted; the prior year quarter's operating cash flow included a semi-annual interest payment of $9,797; the current year quarter had no interest payment for the Senior Notes.

During the quarter ended December 31, 2014, Griffon used cash for investing activities of $18,814 compared to $39,473 in the prior year quarter. Current quarter capital expenditures totaled $18,921, an increase of $1,005 from the prior year quarter. The prior year quarter included $23,666 related to the acquisition of Northcote.

During the quarter ended December 31, 2014, cash used in financing activities totaled $16,882 compared to $16,547 in the prior year. On May 1, 2014, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under this program, the Company may purchase shares, depending upon market conditions, in open market, including pursuant to a 10b5-1 plan, or privately negotiated transactions. During the quarter ended December 31, 2014, Griffon purchased 1,025,041 shares of common stock under the May 2014 program, for a total of $12,286 or $11.99 per share. During the quarter, 61,399 shares, with a market value of $780, or $12.70 per share, were withheld to settle employee taxes due upon the vesting of restricted stock. During the quarter ended December 31, 2014, the Board of Directors approved a quarterly cash dividend of $0.04 per share, paid on December 23, 2014 to shareholders of record as of close of business on December 3, 2014.

On January 29, 2015, the Board of Directors declared a quarterly cash dividend of $0.04 per share, payable on March 26, 2015 to shareholders of record as of the close of business on February 26, 2015.

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

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. For the quarter ended December 31, 2014:

•	The United States Government and its agencies, through either prime or subcontractor relationships, represented 12% of Griffon’s consolidated revenue and 67% of Telephonics’ revenue.

•	Procter & Gamble Co. represented 15% of Griffon’s consolidated revenue and 53% of Plastics’ revenue.

•	The Home Depot represented 10% of Griffon’s consolidated revenue and 19% of HBP’s revenue.

No other customer exceeded 6% of consolidated revenue. Future operating results will continue to substantially depend on the success of Griffon’s largest customers and our ongoing relationships with them. Orders from these customers are subject to fluctuation and may be reduced materially. The loss of all or a portion of volume from any one of these customers could have a material adverse impact on Griffon’s liquidity and operations.

Cash and Equivalents and Debt	December 31,	September 30,
(in thousands)	2014	2013
Cash and equivalents	$46,566	$92,405
Notes payables and current portion of long-term debt	6,615	7,886
Long-term debt, net of current maturities	802,855	805,101
Debt discount	8,622	9,584
Total debt	818,092	822,571
Debt, net of cash and equivalents	$771,526	$730,166

On February 27, 2014, in an unregistered offering through a private placement under Rule 144A, Griffon issued, at par, $600,000 of 5.25% Senior Notes due 2022 (“Senior Notes”); interest is payable semi-annually on March 1 and September 1, starting September 1, 2014. Proceeds from the Senior Notes were used to redeem $550,000 of 7.125% senior notes due 2018, to pay a call and tender offer premium of $31,530 and to make interest payments of $16,716, with the balance used to pay a portion of the related transaction fees and expenses. In connection with the issuance of the Senior Notes, all obligations under the $550,000 of 7.125% senior notes due 2018 were discharged.

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On June 18, 2014, Griffon exchanged all of the Senior Notes for substantially identical Senior Notes registered under the Securities Act of 1933 via an exchange offer. The fair value of the Senior Notes approximated $568,500 on September 30, 2014 based upon quoted market prices (level 1 inputs).

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

On February 14, 2014, Griffon amended its $225,000 Revolving Credit Facility (“Credit Agreement”) to extend its maturity date from March 28, 2018 to March 28, 2019, and to amend certain financial maintenance and negative covenants to improve Griffon's financial and operating flexibility. The facility includes a letter of credit sub-facility with a limit of $60,000, a multi-currency sub-facility of $50,000 and a swing line sub-facility with a limit of $30,000. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility or the occurrence of a default or an event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, in each case without a floor, plus an applicable margin, which adjusts based on financial performance. Current margins are 1.25% for base rate loans and 2.25% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens and make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors and a pledge of not greater than 65% of the equity interest in each of Griffon’s material, first-tier foreign subsidiaries (except that a lien on the assets of Griffon's material domestic subsidiaries securing a limited amount of the debt under the credit agreement relating to Griffon's Employee Stock Ownership Plan ranks pari passu with the lien granted on such assets under the Credit Agreement). At December 31, 2014, outstanding borrowings and standby letters of credit were $25,000 and $19,285, respectively, under the Credit Agreement; $180,715 was available for borrowing at that date.

On December 21, 2009, Griffon issued $100,000 principal of 4% convertible subordinated notes due 2017 (the “2017 Notes”). The current conversion rate of the 2017 Notes is 68.6238 shares of Griffon’s common stock per $1 principal amount of notes, corresponding to a conversion price of $14.57 per share. When a cash dividend is declared that would result in an adjustment to the conversion ratio of less than 1%, any adjustment to the conversion ratio is deferred until the first to occur of (i) actual conversion; (ii) the 42nd trading day prior to maturity of the notes; and (iii) such time as the cumulative adjustment equals or exceeds 1%. As of December 31, 2014, aggregate dividends since the last conversion price adjustment of $0.10 per share would have resulted in an adjustment to the conversion ratio of approximately 0.84%. At both December 31, 2014 and 2013, the 2017 Notes had a capital in excess of par component, net of tax, of $15,720. The fair value of the 2017 Notes approximated $116,375 on December 31, 2014 based upon quoted market prices (level 1 inputs).

On October 21, 2013, Griffon refinanced two real estate mortgages to secure loans totaling $17,175. The loans mature in October 2018, are collateralized by the related properties and are guaranteed by Griffon. The loans bear interest at a rate of LIBOR plus 2.75%. At December 31, 2014, $16,173 was outstanding.

In December 2013, Griffon’s Employee Stock Ownership Plan (“ESOP”) entered into an agreement that refinanced the two existing ESOP loans into one new Term Loan in the amount of $21,098 (the "Agreement"). The Agreement also provided for a Line Note with $10,000 available to purchase shares of Griffon common stock in the open market. In July 2014, Griffon's ESOP entered into an amendment to the existing Agreement which provided an additional $10,000 Line Note available to purchase shares in the open market. During 2014, the Line Notes were combined with the Term Loan to form one new Term Loan. The Term Loan bears interest at LIBOR plus 2.38% or the lender’s prime rate, at Griffon’s option. The Term Loan requires quarterly principal payments of $506, with a balloon payment of approximately $30,137 due at maturity on December 31, 2018. During 2014, 1,591,117 shares of Griffon common stock, for a total of $20,000 or $12.57 per share, were purchased with proceeds from the Line Notes. During the first quarter of 2015, no shares of Griffon's common stock were purchased. As of December 31, 2014, $38,396 was outstanding under the Term Loan. The Term Loan is secured by shares purchased with the proceeds of the loan and with a lien on a specific amount of Griffon assets (which lien ranks pari passu with the lien granted on such assets under the Credit Agreement) and is guaranteed by Griffon.

In October 2006, CBP entered into a capital lease totaling $14,290 for real estate in Troy, Ohio. The lease matures in 2022, bears interest at a fixed rate of 5.0%, is secured by a mortgage on the real estate and is guaranteed by Griffon. At December 31, 2014, $8,299 was outstanding.

In November 2010, Clopay Europe GmbH (“Clopay Europe”) entered into a €10,000 revolving credit facility and a €20,000 term loan. The term loan was paid off in December 2013 and the revolver had no borrowings outstanding at December 31, 2014. The revolving facility matures in November 2015 and is renewable upon mutual agreement with the bank. The revolving credit facility accrues interest at EURIBOR plus 2.20% per annum (2.28% at December 31, 2014). Clopay Europe is required to maintain a certain minimum equity to assets ratio and keep leverage below a certain level, defined as the ratio of total debt to EBITDA.
Clopay do Brazil maintains lines of credit of $4,800. Interest on borrowings accrues at a rate of Brazilian CDI plus 6.0% (16.80% at December 31, 2014). At December 31, 2014 there was $1,945 borrowed under the lines. Clopay Plastic Products Company, Inc. guarantees the loan and lines.
In November 2012, Garant G.P. (“Garant”) entered into a CAD $15,000 revolving credit facility.  The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (1.55% LIBOR USD and 2.56% Bankers Acceptance Rate CDN as of December 31, 2014). The revolving facility matures in November 2015. Garant is required to maintain a certain minimum equity.  At December 31, 2014, there were no borrowings under the revolving credit facility with CAD $15,000 available.

In December 2013 and May 2014, Northcote Holdings Pty Ltd entered into two unsecured term loans in the outstanding amounts of AUD $12,500 and AUD $20,000, respectively. The AUD $12,500 term loan requires quarterly interest payments with principal due upon maturity in December 2016. The AUD $20,000 term loan requires quarterly principal payments of $625 beginning in August 2015, with a balloon payment due upon maturity in May 2017. The loans accrue interest at Bank Bill Swap Bid Rate “BBSY” plus 2.8% per annum (5.5% at December 31, 2014 for each loan). As of December 31, 2014, Griffon had an outstanding combined balance of $26,442 on the term loans.

Subsidiaries of Northcote Holdings Pty Ltd also maintain two lines of credit of AUD $3,000 and AUD $5,000 which accrue interest at BBSY plus 2.25% per annum (5.00% at December 31, 2014) and 2.50% per annum (5.25% at December 31, 2014), respectively. At December 31, 2014, there were no outstanding borrowings under the lines. Griffon guarantees the term loans and the AUD $3,000 line of credit; the assets of a subsidiary of Northcote Holdings Pty Ltd secures the AUD $5,000 line of credit.

At December 31, 2014, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements.

In each of August 2011 and May 2014, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under both programs, the Company may, from time to time, purchase shares of its common stock, depending upon market conditions, in open market, including pursuant to a 10b5-1 plan, or privately negotiated transactions. During 2014, Griffon purchased 1,906,631 shares of common stock under both repurchase programs, for a total of $23,167 or $12.15 per shares. During the first quarter of 2015, Griffon purchased 1,025,041 shares of common stock under the May 2014 program. Since August 2011, through December 31, 2014, Griffon has repurchased 12,464,347 shares of common stock, for a total of $134,483 or $10.79, inclusive of the December 10, 2013 repurchase of 4,444,444 shares of its common stock for $50,000 from GS Direct. As of December 31, 2014, $26,574 remains under Griffon’s May 2014 Board authorized repurchase program.

On December 10, 2013, Griffon repurchased 4,444,444 shares of its common stock for $50,000 from GS Direct. The repurchase was effected in a private transaction at a per share price of $11.25, an approximate 9.2% discount to the stock’s closing price on November 12, 2013, the day before announcement of the transaction. The transaction was exclusive of the Company’s authorized share repurchase programs. After closing the transaction, GS Direct continued to hold approximately 5.56 million shares (approximately 10% of the shares outstanding at such time) of Griffon’s common stock. Subject to certain exceptions, if GS Direct intends to sell its remaining shares of Griffon common stock at any time prior to December 31, 2015, it will first negotiate in good faith to sell such shares to the Company.

On November 17, 2011, the Company began declaring quarterly cash dividends. During 2014, the Company declared and paid dividends totaling $0.12 per share. During the first quarter of 2015, the Board of Directors approved a quarterly cash dividend of $0.04 per share, paid on December 23, 2014 to shareholders of record as of close of business on December 3, 2014. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends.

On January 29, 2015, the Board of Directors declared a quarterly cash dividend of $0.04 per share, payable on March 26, 2015 to shareholders of record as of the close of business on February 26, 2015.

During the quarter ended December 31, 2014 and 2013, Griffon used cash for discontinued operations of $380 and $299, respectively, primarily related to settling remaining Installation Services liabilities and environmental costs.

CRITICAL ACCOUNTING POLICIES

The preparation of Griffon’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on assets, liabilities, revenue and expenses. These estimates can also affect supplemental information contained in public disclosures of Griffon, including information regarding contingencies, risk and its financial condition. These estimates, assumptions and judgments are evaluated on an ongoing basis and based on historical experience, current conditions and various other assumptions, and form the basis for estimating the carrying values of assets and liabilities, as well as identifying and assessing the accounting treatment for commitments and contingencies. Actual results may materially differ from these estimates. There have been no changes in Griffon’s critical accounting policies from September 30, 2014.

Griffon’s significant accounting policies and procedures are explained in the Management Discussion and Analysis section in the Annual Report on Form 10-K for the year ended September 30, 2014. In the selection of the critical accounting policies, the objective is to properly reflect the financial position and results of operations for each reporting period in a consistent manner that can be understood by the reader of the financial statements. Griffon considers an estimate to be critical if it is subjective and if changes in the estimate using different assumptions would result in a material impact on the financial position or results of operations of Griffon.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issues, from time to time, new financial accounting standards, staff positions and emerging issues task force consensus. See the Notes to Condensed Consolidated Financial Statements for a discussion of these matters.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, especially “Management’s Discussion and Analysis”, contains certain “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income (loss), earnings, cash flows, revenue, changes in operations, operating improvements, industries in which Griffon Corporation (the “Company” or “Griffon”) operates and the United States and global economies. Statements in this Form 10-Q that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” “may,” “will,” “estimates,” “intends,” “explores,” “opportunities,” the negative of these expressions, use of the future tense and similar words or phrases. Such forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, among others: current economic conditions and uncertainties in the housing, credit and capital markets; Griffon’s ability to achieve expected savings from cost control, integration and disposal initiatives; the ability to identify and successfully consummate and integrate value-adding acquisition opportunities; increasing competition and pricing pressures in the markets served by Griffon’s operating companies; the ability of Griffon’s operating companies to expand into new geographic and product markets and to anticipate and meet customer demands for new products and product enhancements and innovations; reduced military spending by the government on projects for which Griffon’s Telephonics Corporation supplies products, including as a result of sequestration at such time as the budgetary cuts mandated by sequestration begin to take effect; the ability of the federal government to fund and conduct its operations; increases in the cost of raw materials such as resin and steel; changes in customer demand or loss of a material customer at one of Griffon’s operating companies; the potential impact of seasonal variations and uncertain weather patterns on certain of Griffon’s businesses; political events that could impact the worldwide economy; a downgrade in Griffon’s credit ratings; changes in international economic conditions including interest rate and currency exchange fluctuations; the reliance by certain of Griffon’s businesses on particular third party suppliers and manufacturers to meet customer demands; the relative mix of products and services offered by Griffon’s businesses, which impacts margins and operating efficiencies; short-term capacity constraints or prolonged excess capacity; unforeseen developments in contingencies, such as litigation and environmental matters; unfavorable results of government agency contract audits of Telephonics Corporation; Griffon’s ability to adequately protect and maintain the validity of patent and other intellectual property rights; the cyclical nature of the businesses of certain of Griffon’s operating companies; and possible terrorist threats and actions and their impact on the global economy. Additional important factors that could cause the statements made in this Quarterly Report on Form 10-Q or the actual results of operations or financial condition of Griffon to differ are discussed under the caption “Item 1A. Risk Factors” and “Special Notes Regarding Forward-Looking Statements” in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2014. Readers are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date made. Griffon undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

PART II - OTHER INFORMATION

Item 1    Legal Proceedings
None

Item 1A    Risk Factors
In addition to the other information set forth in this report, carefully consider the factors discussed in Item 1A to Part I in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2014, which could materially affect Griffon’s business, financial condition or future results. The risks described in Griffon’s Annual Report on Form 10-K are not the only risks facing Griffon. Additional risks and uncertainties not currently known to Griffon or that Griffon currently deems to be immaterial also may materially adversely affect Griffon’s business, financial condition and/or operating results.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(1)
October 1 - 31, 2014	484,041		$11.32	484,041
November 1 - 30, 2014	273,884	(2)	12.44	260,000
December 1 - 31, 2014	328,515	(3)	12.71	281,000
Total	1,086,440		$11.99	1,025,041	$26,574

1.
On May 1, 2014, the Company’s Board of Directors authorized the repurchase of up to $50,000 of Griffon common stock ; as of December 31, 2014, $26,574 remained available for the purchase of Griffon common stock under the May 1, 2014 $50,000 board authorized program.

2.
Includes (a) 260,000 shares purchased by the Company in open market purchases pursuant to a stock buyback plan authorized by the Company's Board of Directors and (b) 13,884 shares acquired by the Company from holders of restricted stock upon vesting of the restricted stock, to satisfy tax-withholding obligations of the holders.

3.
Includes (a) 281,000 shares purchased by the Company in open market purchases pursuant to a stock buyback plan authorized by the Company's Board of Directors and (b) 47,515 shares acquired by the Company from holders of restricted stock upon vesting of the restricted stock, to satisfy tax-withholding obligations of the holders.

Item 3    Defaults Upon Senior Securities
None

Item 4    Mine Safety Disclosures
None

Item 5    Other Information

Submission of Matters to a Vote of Security Holders

On January 29, 2015, Griffon Corporation ("Griffon") held its 2015 Annual Meeting of Stockholders. Of the 52,716,487 shares of common stock outstanding and entitled to vote, 50,772,481 shares, or 96.3%, were represented at the meeting in person or by proxy, and therefore a quorum was present. The final results for each of the matters submitted to a vote of stockholders at the Annual Meeting are as follows:

Item No. 1: All of the Board’s nominees for Class II directors were elected to serve until Griffon’s 2018 Annual Meeting of Stockholders, by the votes set forth below:

Nominee	For	Withheld	Broker Non-Votes

Harvey R. Blau	45,395,022	3,626,649	1,750,810
Bradley J. Gross	47,398,490	1,623,181	1,750,810
General Donald J. Kutyna (USAF Ret.)	46,557,676	2,463,995	1,750,810
Kevin F. Sullivan	47,410,933	1,610,738	1,750,810

Item No. 2: The stockholders approved, on an advisory basis, the compensation of the named executive officers as disclosed in Griffon’s proxy statement, by the votes set forth below:

For	Against	Abstain	Broker Non-votes
30,258,510	17,312,621	1,450,540	1,750,810

Item No. 3: The stockholders ratified the appointment of Grant Thornton LLP as Griffon’s independent registered public accounting firm for fiscal 2015, by the votes set forth below:

For	Against	Abstain
50,122,268	424,461	225,752

Item 6	Exhibits

31.1	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Document*

101.DEF	XBRL Taxonomy Extension Definitions Document*

101.LAB	XBRL Taxonomy Extension Labels Document*

101.PRE	XBRL Taxonomy Extension Presentations Document*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.

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

Date: January 29, 2015

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