Form 10-Q
period 2015-03-31
GRIFFON CORP
filed 2015-04-30
CIK 50725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2015

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

The number of shares of common stock outstanding at March 31, 2015 was 51,045,387.

Griffon Corporation and Subsidiaries

Part I – Financial Information
Item 1 – Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited)
	March 31, 2015	September 30, 2014
CURRENT ASSETS
Cash and equivalents	$42,602	$92,405
Accounts receivable, net of allowances of $6,121 and $7,336	286,452	258,436
Contract costs and recognized income not yet billed, net of progress payments of $14,592 and $16,985 at March 31, 2015 and September 30, 2014, respectively.	94,844	109,930
Inventories, net	320,297	290,135
Prepaid and other current assets	44,525	62,569
Assets of discontinued operations	1,638	1,624
Total Current Assets	790,358	815,099
PROPERTY, PLANT AND EQUIPMENT, net	361,200	370,565
GOODWILL	358,695	371,846
INTANGIBLE ASSETS, net	220,811	233,623
OTHER ASSETS	13,943	13,302
ASSETS OF DISCONTINUED OPERATIONS	2,246	2,126
Total Assets	$1,747,253	$1,806,561

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$9,162	$7,886
Accounts payable	182,369	218,703
Accrued liabilities	84,494	101,292
Liabilities of discontinued operations	2,528	3,282
Total Current Liabilities	278,553	331,163
LONG-TERM DEBT, net	858,315	791,301
OTHER LIABILITIES	142,229	148,240
LIABILITIES OF DISCONTINUED OPERATIONS	3,524	3,830
Total Liabilities	1,282,621	1,274,534
COMMITMENTS AND CONTINGENCIES - See Note 19
SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	464,632	532,027
Total Liabilities and Shareholders’ Equity	$1,747,253	$1,806,561

GRIFFON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION
(in thousands)	SHARES	PAR VALUE			SHARES	COST			Total
Balance at September 30, 2014	78,484	$19,621	$506,090	$427,913	25,335	$(354,216)	$(30,064)	$(37,317)	$532,027
Net income	—	—	—	12,593	—	—	—	—	12,593
Dividend	—	—	—	(3,911)	—	—	—	—	(3,911)
Tax effect from exercise/vesting of equity awards, net	—	—	345	—	—	—	—	—	345
Amortization of deferred compensation	—	—	—	—	—	—	—	1,391	1,391
Common stock issued	51	13	272	—	—	—	—	—	285
Common stock acquired	—	—	—	—	2,683	(37,577)	—	—	(37,577)
Common stock issued for equity awards, net	528	132	(150)	—	—	—	—	—	(18)
ESOP allocation of common stock	—	—	327	—	—	—	—	—	327
Stock-based compensation	—	—	5,372	—	—	—	—	—	5,372
Other comprehensive loss, net of tax	—	—	—	—	—	—	(46,202)	—	(46,202)
Balance at March 31, 2015	79,063	$19,766	$512,256	$436,595	28,018	$(391,793)	$(76,266)	$(35,926)	$464,632

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Revenue	$500,020	$507,687	$1,002,180	$961,145
Cost of goods and services	385,645	397,700	769,816	745,655
Gross profit	114,375	109,987	232,364	215,490

Selling, general and administrative expenses	93,566	89,622	187,462	177,302
Restructuring and other related charges	—	692	—	1,534
Total operating expenses	93,566	90,314	187,462	178,836

Income from operations	20,809	19,673	44,902	36,654

Other income (expense)
Interest expense	(12,012)	(12,389)	(23,766)	(25,523)
Interest income	155	28	272	61
Loss from debt extinguishment, net	—	(38,890)	—	(38,890)
Other, net	(757)	783	(1,208)	1,689
Total other expense, net	(12,614)	(50,468)	(24,702)	(62,663)

Income (loss) before taxes	8,195	(30,795)	20,200	(26,009)
Provision (benefit) for income taxes	3,073	(4,970)	7,607	(3,420)
Net income (loss)	$5,122	$(25,825)	$12,593	$(22,589)

Basic income per common share	$0.11	$(0.53)	$0.27	$(0.44)
Weighted-average shares outstanding	45,349	48,990	45,829	50,872

Diluted income per common share	$0.11	$(0.53)	$0.26	$(0.44)
Weighted-average shares outstanding	47,669	48,990	47,682	50,872

Dividends paid per common share	$0.04	$0.03	$0.08	$0.06

Net income (loss)	$5,122	$(25,825)	$12,593	$(22,589)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(30,384)	1,224	(45,884)	(1,913)
Pension and other post retirement plans	353	1,099	706	1,415
Loss on cash flow hedge	(80)	—	(154)	—
Gain (loss) on available-for-sale securities	92	—	(870)	—
Total other comprehensive income (loss), net of taxes	(30,019)	2,323	(46,202)	(498)
Comprehensive income (loss), net	$(24,897)	$(23,502)	$(33,609)	$(23,087)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$12,593	$(22,589)

Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization	34,453	33,232
Stock-based compensation	5,372	4,996
Asset impairment charges - restructuring	—	169
Provision for losses on accounts receivable	242	132
Amortization of debt discounts and issuance costs	3,265	3,188
Loss from debt extinguishment, net	—	38,890
Deferred income taxes	1,282	(57)
(Gain) loss on sale/disposal of assets and investments	(315)	180
Change in assets and liabilities, net of assets and liabilities acquired:
Increase in accounts receivable and contract costs and recognized income not yet billed	(23,424)	(46,834)
Increase in inventories	(39,252)	(23,858)
Decrease in prepaid and other assets	754	3,482
Decrease in accounts payable, accrued liabilities and income taxes payable	(40,244)	(18,713)
Other changes, net	2,223	1,206
Net cash used in operating activities	(43,051)	(26,576)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(39,713)	(34,845)
Acquired businesses, net of cash acquired	—	(22,781)
Proceeds from sale of assets	177	294
Proceeds from sale of investments	8,891	—
Net cash used in investing activities	(30,645)	(57,332)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	285	584
Dividends paid	(3,911)	(3,290)
Purchase of shares for treasury	(37,577)	(63,370)
Proceeds from long-term debt	99,556	644,514
Payments of long-term debt	(29,425)	(586,310)
Change in short-term borrowings	(572)	4,908
Financing costs	(590)	(10,687)
Purchase of ESOP shares	—	(10,000)
Tax benefit from exercise/vesting of equity awards, net	345	273
Other, net	95	144
Net cash provided by (used in) financing activities	28,206	(23,234)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities	(545)	(640)
Net cash used in discontinued operations	(545)	(640)

Effect of exchange rate changes on cash and equivalents	(3,768)	(415)

NET DECREASE IN CASH AND EQUIVALENTS	(49,803)	(108,197)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	92,405	178,130
CASH AND EQUIVALENTS AT END OF PERIOD	$42,602	$69,933
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

The fair values of Griffon’s 2022 senior notes and 2017, 4% convertible notes approximated $594,000 and $129,813, respectively, on March 31, 2015. Fair values were based upon quoted market prices (level 1 inputs).

Insurance contracts with values of $3,397 at March 31, 2015, are measured and recorded at fair value based upon quoted prices in active markets for similar assets (level 2 inputs) and are included in Prepaid and other current assets on the Consolidated Balance Sheets.

Items Measured at Fair Value on a Recurring Basis

At March 31, 2015, trading securities, measured at fair value based on quoted prices in active markets for similar assets (level 2 inputs), with a fair value of $1,267 ($1,000 cost basis) were included in Prepaid and other current assets on the Consolidated Balance Sheets. During the current quarter, the Company settled all outstanding available-for-sale securities with proceeds totaling $8,891 and recognized a gain of $489 in Other income, and accordingly, gains on available-for-sale securities were reclassified out of Accumulated other comprehensive income (loss) ("AOCI"). Realized and unrealized gains and losses on trading securities, and realized gains and losses on available-for-sale securities are included in Other income in the Consolidated Statements of Operations and Comprehensive Income (Loss).

In the normal course of business, Griffon’s operations are exposed to the effect of changes in foreign currency exchange rates. To manage these risks, Griffon may enter into various derivative contracts such as foreign currency exchange contracts, including forwards and options. During 2015, Griffon entered into several such contracts in order to lock into a foreign currency rate for planned settlements of trade and inter-company liabilities payable in US dollars. At inception, these hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in Other comprehensive income (loss) and Prepaid and other current assets until settlement. Upon settlement, gains and losses were recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) as Other income. Griffon had $5,378 of Australian dollar contracts at a weighted average rate of $1.29, which qualified for hedge accounting at March 31, 2015. AOCI included deferred gains of $134 ($98, net of tax) at March 31, 2015. All contracts expire in 15 to 105 days. Gains of $151 and $239 were recorded in Other Income during the quarter and six months ended March 31, 2015, respectively, for all settled contracts.

At March 31, 2015, Griffon had $2,408 of Canadian dollar contracts at a weighted average rate of $1.27. The contracts, which protect Canada operations from currency fluctuations for U.S. dollar based purchases, do not qualify for hedge accounting. For the quarter and six months ended March 31, 2015, a fair value gain of $163 and $256, respectively, was recorded in Other assets and to Other income for the outstanding contracts, based on similar contract values (level 2 inputs). All contracts expire in 16 to 196 days. Losses of $41 and $42 were recorded in Other Income during the quarter and six months ended March 31, 2015, respectively, for all settled contracts.

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

The following table summarizes the fair values of the Cyclone and Northcote assets and liabilities as of the date of acquisition:

	Cyclone	Northcote	Total
Current Assets, net of cash acquired	$21,116	$7,398	$28,514
PP&E	488	1,385	1,873
Goodwill	11,322	11,254	22,576
Amortizable intangible assets	11,608	6,098	17,706
Indefinite life intangible assets	3,548	3,121	6,669
Total assets acquired	48,082	29,256	77,338
Total liabilities assumed	(8,557)	(7,475)	(16,032)
Net assets acquired	$39,525	$21,781	$61,306
Amounts assigned to major intangible assets, none of which are tax deductible, for Cyclone and Northcote are as follows:

	Cyclone	Northcote	Total	Amortization Period (Years)
Goodwill	$11,322	$11,254	22,576	N/A
Tradenames	3,548	3,121	6,669	Indefinite
Customer relationships	11,608	6,098	17,706	25
	$26,478	$20,473	46,951

NOTE 4 – INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out or average) or market.

The following table details the components of inventory:

	At March 31, 2015	At September 30, 2014
Raw materials and supplies	$79,885	$75,560
Work in process	78,573	67,866
Finished goods	161,839	146,709
Total	$320,297	$290,135

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

The following table details the components of property, plant and equipment, net:

	At March 31, 2015	At September 30, 2014
Land, building and building improvements	$120,192	$127,714
Machinery and equipment	717,505	720,417
Leasehold improvements	45,916	42,852
	883,613	890,983
Accumulated depreciation and amortization	(522,413)	(520,418)
Total	$361,200	$370,565
Depreciation and amortization expense for property, plant and equipment was $15,279 and $14,491 for the quarters ended March 31, 2015 and 2014, respectively, and $30,558 and $29,396 for the six months ended March 31, 2015 and 2014, respectively. Depreciation included in SG&A expenses was $3,262 and $2,394 for the quarters ended March 31, 2015 and 2014, respectively, and $6,432 and $5,236 for the six months ended March 31, 2015 and 2014. Remaining components of depreciation, attributable to manufacturing operations, are included in Cost of goods and services.

No event or indicator of impairment occurred during the six months ended March 31, 2015, which would require additional impairment testing of property, plant and equipment.

NOTE 6 – GOODWILL AND OTHER INTANGIBLES

The following table provides changes in the carrying value of goodwill by segment during the six months ended March 31, 2015:

	At September 30, 2014	Other adjustments including currency translations	At March 31, 2015
Home & Building Products	$288,396	$(2,467)	$285,929
Telephonics	18,545	—	18,545
Plastics	64,905	(10,684)	54,221
Total	$371,846	$(13,151)	$358,695

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	At March 31, 2015			At September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$171,047	$36,594	25	$180,282	$35,280
Unpatented technology	6,069	3,285	13	6,500	3,313
Total amortizable intangible assets	177,116	39,879		186,782	38,593
Trademarks	83,574	—		85,434	—
Total intangible assets	$260,690	$39,879		$272,216	$38,593

Amortization expense for intangible assets was $1,914 and $1,949 for the quarters ended March 31, 2015 and 2014, respectively and $3,895 and $3,836 for the six months ended March 31, 2015 and 2014, respectively.

No event or indicator of impairment occurred during the six months ended March 31, 2015, which would require impairment testing of long-lived intangible assets including goodwill.

NOTE 7 – INCOME TAXES

In both the quarter and six months ended March 31, 2015, the Company reported pre-tax income compared to losses in the prior year respective periods. The effective tax rates for the quarter and six months ended March 31, 2015 were provisions of 37.5% and 37.7%, respectively, compared to benefits of 16.1% and 13.2%, in the comparable period year periods, respectively. The current and prior year tax rates reflect the impact of permanent differences not deductible in determining taxable income, changes in earnings mix between domestic and non-domestic operations, and tax reserves.

The quarter and six months ended March 31, 2015 included net tax provisions of $145 and $494, respectively, for discrete items resulting primarily from provision for taxes on repatriation of foreign earnings, partially offset by the benefit of the retroactive extension of the federal R&D credit signed into law December 19, 2014, and release of a valuation allowance. The comparable prior year periods included $609 and $320, respectively, of provisions for discrete items primarily resulting from the conclusion of tax audits in certain jurisdictions and the impact of tax law changes.

Excluding discrete items, the effective tax rates for the quarter and six months ended March 31, 2015 were 35.7% and 35.2%, respectively, compared to benefit rates of 18.1% and 14.4% in the comparable prior year periods, respectively.

NOTE 8 – LONG-TERM DEBT

		At March 31, 2015					At September 30, 2014
		Outstanding Balance	Original Issuer Discount	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate (1)	Outstanding Balance	Original Issuer Discount	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate (1)
Senior notes due 2022	(a)	$600,000	$—	$(8,909)	$591,091	5.25%	$600,000	$—	$(9,553)	$590,447	5.25%
Revolver due 2020	(a)	95,000	—	(2,278)	92,722	n/a	25,000	—	(2,009)	22,991	n/a
Convert. debt due 2017	(b)	100,000	(7,632)	(813)	91,555	4.00%	100,000	(9,584)	(1,034)	89,382	4.00%
Real estate mortgages	(c)	15,958	—	(504)	15,454	n/a	16,388	—	(576)	15,812	n/a
ESOP Loans	(d)	37,845	—	(257)	37,588	n/a	38,946	—	(262)	38,684	n/a
Capital lease - real estate	(e)	8,044	—	(169)	7,875	5.00%	8,551	—	(181)	8,370	5.00%
Non U.S. lines of credit	(f)	4,491	—	—	4,491	n/a	3,306	—	—	3,306	n/a
Non U.S. term loans	(g)	25,191	—	(112)	25,079	n/a	28,470	—	(161)	28,309	n/a
Other long term debt	(h)	1,635	—	(13)	1,622	n/a	1,910	—	(24)	1,886	n/a
Totals		888,164	(7,632)	(13,055)	867,477		822,571	(9,584)	(13,800)	799,187
less: Current portion		(9,162)	—	—	(9,162)		(7,886)	—	—	(7,886)
Long-term debt		$879,002	$(7,632)	$(13,055)	$858,315		$814,685	$(9,584)	$(13,800)	$791,301

		Three Months Ended March 31, 2015					Three Months Ended March 31, 2014
		Effective Interest Rate (1)	Cash Interest	Amort. Debt Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate (1)	Cash Interest	Amort. Debt Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2018	(a)	n/a	$—	$—	$—	$—	7.1%	$6,133	$—	$261	$6,394
Senior notes due 2022	(a)	5.5%	7,875	—	322	8,197	5.3	2,800	—	111	2,911
Revolver due 2020	(a)	n/a	659	—	133	792	n/a	306	—	142	448
Convert. debt due 2017	(b)	9.2%	1,000	990	110	2,100	9.3%	1,000	909	110	2,019
Real estate mortgages	(c)	3.8%	116	—	36	152	3.8%	122	—	37	159
ESOP Loans	(d)	2.9%	254	—	18	272	3.4%	180	—	5	185
Capital lease - real estate	(e)	5.3%	102	—	6	108	5.3%	114	—	7	121
Non U.S. lines of credit	(f)	n/a	109	—	—	109	n/a	224	—	—	224
Non U.S. term loans	(g)	n/a	337	—	14	351	n/a	101	—	—	101
Other long term debt	(h)	n/a	22	—	2	24	n/a	—	—	—	—
Capitalized interest			(93)	—	—	(93)		(173)	—	—	(173)
Totals			$10,381	$990	$641	$12,012		$10,807	$909	$673	$12,389
(1) not applicable = n/a

		Six Months Ended March 31, 2015					Six Months Ended March 31, 2014
		Effective Interest Rate (1)	Cash Interest	Amort. Debt Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate (1)	Cash Interest	Amort. Debt Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2018	(a)	n/a	$—	$—	$—	$—	7.1%	$15,930	$—	$667	$16,597
Senior notes due 2022	(a)	5.5%	15,750	—	644	16,394	5.3	2,800	—	111	2,911
Revolver due 2020	(a)	n/a	997	—	291	1,288	n/a	473	—	278	751
Convert. debt due 2017	(b)	9.1%	2,000	1,952	221	4,173	9.1%	2,000	1,792	221	4,013
Real estate mortgages	(c)	3.9%	240	—	72	312	4.0%	252	—	73	325
ESOP Loans	(d)	2.9%	514	—	35	549	3.2%	332	—	7	339
Capital lease - real estate	(e)	5.3%	208	—	12	220	5.3%	233	—	14	247
Non U.S. lines of credit	(f)	n/a	250	—	—	250	n/a	417	—	—	417
Non U.S. term loans	(g)	n/a	725	—	30	755	n/a	153	—	4	157
Other long term debt	(h)	n/a	53	—	8	61	n/a	11	—	21	32
Capitalized interest			(236)	—	—	(236)		(266)	—	—	(266)
Totals			$20,501	$1,952	$1,313	$23,766		$22,335	$1,792	$1,396	$25,523

(a)
On February 27, 2014, in an unregistered offering through a private placement under Rule 144A, Griffon issued, at par, $600,000 of 5.25% Senior Notes due 2022 (“Senior Notes”); interest is payable semi-annually on March 1 and September 1. Proceeds from the Senior Notes were used to redeem $550,000 of 7.125% senior notes due 2018, to pay a call and tender offer premium of $31,530 and to make interest payments of $16,716, with the balance used to pay a portion of the related transaction fees and expenses. In connection with the issuance of the Senior Notes, all obligations under the $550,000 of 7.125% senior notes due 2018 were discharged.

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On June 18, 2014, Griffon exchanged all of the Senior Notes for substantially identical Senior Notes registered under the Securities Act of 1933 via an exchange offer. The fair value of the Senior Notes approximated $594,000 on March 31, 2015 based upon quoted market prices (level 1 inputs).

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

On March 13, 2015, Griffon amended its Revolving Credit Facility (the “Credit Agreement”) to increase the credit facility from $225,000 to $250,000, extend its maturity date from March 28, 2019 to March 13, 2020 and modify certain other provisions of the credit facility. The facility includes a letter of credit sub-facility with a limit of $50,000 (decreased from $60,000), and a multi-currency sub-facility of $50,000. The Credit Agreement provides for same day borrowings of base rate loans in lieu of a swing line sub-facility. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility or the occurrence of a default or an event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, in each case without a floor, plus an applicable margin, which adjusts based on financial performance. Current margins are 1.00% (compared to 1.25% prior to the amendment) for base rate loans and 2.00% (compared to 2.25% prior to the amendment) for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens and make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in each of Griffon’s material, first-tier foreign subsidiaries (except that a lien on the assets of Griffon's material domestic subsidiaries securing a limited amount of the debt under the credit agreement relating to Griffon's Employee Stock Ownership Plan ("ESOP") ranks pari passu with the lien granted on such assets under the Credit Agreement; see footnote (d) below). At March 31, 2015, outstanding borrowings and standby letters of credit were $95,000 and $20,560, respectively, under the Credit Agreement; $134,440 was available for borrowing at that date.

(b)
On December 21, 2009, Griffon issued $100,000 principal of 4% convertible subordinated notes due 2017 (the “2017 Notes”). The current conversion rate of the 2017 Notes is 69.3811 shares of Griffon’s common stock per $1 principal amount of notes, corresponding to a conversion price of $14.41 per share. When a cash dividend is declared that would result in an adjustment to the conversion ratio of less than 1%, any adjustment to the conversion ratio is deferred until the first to occur of (i) actual conversion; (ii) the 42nd trading day prior to maturity of the notes; and (iii) such time as the cumulative adjustment equals or exceeds 1%. As of March 31, 2015, the above conversion price reflects dividends paid through March 26, 2015. At both March 31, 2015 and 2014, the 2017 Notes had a capital in excess of par component, net of tax, of $15,720. The fair value of the 2017 Notes approximated $129,813 on March 31, 2015 based upon quoted market prices (level 1 inputs).

(c)
On October 21, 2013, Griffon refinanced two real estate mortgages to secure loans totaling $17,175. The loans mature in October 2018, are collateralized by the related properties and are guaranteed by Griffon. The loans bear interest at a rate of LIBOR plus 2.75%.

(d)
In December 2013, Griffon’s ESOP entered into an agreement that refinanced the two existing ESOP loans into one new Term Loan in the amount of $21,098 (the "Agreement"). The Agreement also provided for a Line Note with $10,000 available to purchase shares of Griffon common stock in the open market. In July 2014, Griffon's ESOP entered into an amendment to the existing Agreement which provided an additional $10,000 Line Note available to purchase shares in the open market. During 2014, the Line Notes were combined with the Term Loan to form one new Term Loan. The Term Loan bears interest at LIBOR plus 2.38% or the lender’s prime rate, at Griffon’s option. The Term Loan requires quarterly principal payments of $551, with a balloon payment of approximately $30,137 due at maturity on December 31, 2018. During 2014, 1,591,117 shares of Griffon common stock, for a total of $20,000 or $12.57 per share, were purchased with proceeds from the Line Notes. The Term Loan is secured by shares purchased with the proceeds of the loan and with a lien on a specific amount of Griffon assets (which lien ranks pari passu with the lien granted on such assets under the Credit Agreement) and is guaranteed by Griffon.

(e)
In October 2006, CBP entered into a capital lease totaling $14,290 for real estate in Troy, Ohio. The lease matures in 2022, bears interest at a fixed rate of 5.0%, is secured by a mortgage on the real estate and is guaranteed by Griffon.

(f)
In November 2010, Clopay Europe GmbH (“Clopay Europe”) entered into a €10,000 revolving credit facility and a €20,000 term loan. The term loan was paid off in December 2013 and the revolver had no borrowings outstanding at March 31, 2015. The revolving facility matures in November 2015 and is renewable upon mutual agreement with the bank. The revolving credit facility accrues interest at EURIBOR plus 2.20% per annum (2.28% at March 31, 2015). Clopay Europe is required to maintain a certain minimum equity to assets ratio and keep leverage below a certain level, defined as the ratio of total debt to EBITDA.

Clopay do Brazil maintains lines of credit of $4,000. Interest on borrowings accrues at a rate of Brazilian CDI plus 6.0% (18.60% at March 31, 2015). At March 31, 2015 there was $2,200 borrowed under the lines. Clopay Plastic Products Company, Inc. guarantees the loan and lines.
In November 2012, Garant G.P. (“Garant”) entered into a CAD $15,000 revolving credit facility.  The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (1.54% LIBOR USD and 2.45% Bankers Acceptance Rate CDN as of March 31, 2015). The revolving facility matures in November 2015. Garant is required to maintain a certain minimum equity.  At March 31, 2015, there was $2,291 borrowed under the revolving credit facility with CAD $12,110 available.

(g)
In December 2013 and May 2014, Northcote Holdings Pty Ltd entered into two unsecured term loans in the outstanding amounts of AUD $12,500 and AUD $20,000, respectively. The AUD $12,500 term loan requires quarterly interest payments with principal due upon maturity in December 2016. The AUD $20,000 term loan requires quarterly principal payments of AUD $625 beginning in August 2015, with a balloon payment due upon maturity in May 2017. The loans accrue interest at Bank Bill Swap Bid Rate “BBSY” plus 2.8% per annum (5.2% at March 31, 2015 for each loan). As of March 31, 2015, Northcote had an outstanding combined balance of $25,079 on the term loans, net of deferred costs.

Subsidiaries of Northcote Holdings Pty Ltd also maintain two lines of credit of AUD $3,000 and AUD $5,000 which accrue interest at BBSY plus 2.25% per annum (4.61% at March 31, 2015) and 2.50% per annum (4.86% at March 31, 2015), respectively. At March 31, 2015, there were no outstanding borrowings under the lines. Griffon guarantees the term loans and the AUD $3,000 line of credit; the assets of a subsidiary of Northcote Holdings Pty Ltd secures the AUD $5,000 line of credit.

(h)	Other long-term debt primarily consists of capital leases.
At March 31, 2015, Griffon and its subsidiaries were in compliance with the terms and covenants of all credit and loan agreements.

NOTE 9 — SHAREHOLDERS’ EQUITY

During 2015, the Company paid a quarterly cash dividend of $0.04 per share in each quarter, totaling $0.08 per share for the six months ended March 31, 2015. During 2014, the Company paid quarterly cash dividends of $0.03 per share, totaling $0.12 per share for the year. Dividends paid on allocated shares in the ESOP were used to pay down the ESOP loan and recorded as a reduction in expense. A dividend payable was established for the holders of restricted shares; such dividends will be released upon vesting of the underlying restricted shares.

On April 30, 2015, the Board of Directors declared a quarterly cash dividend of $0.04 per share, payable on June 25, 2015 to shareholders of record as of the close of business on May 22, 2015.

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

In February 2011, shareholders approved the Griffon Corporation 2011 Equity Incentive Plan ("Incentive Plan") under which awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, deferred shares and other stock-based awards may be granted. On January 30, 2014, shareholders approved an amendment and restatement of the Incentive Plan, which, among other things, added 1,200,000 shares to the Incentive Plan. Options granted under the Incentive Plan may be either “incentive stock options” or nonqualified stock options, generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The maximum number of shares of common stock available for award under the Incentive Plan is 4,200,000 (600,000 of which may be issued as incentive stock options), plus any shares underlying awards outstanding on the effective date of the Incentive Plan under the 2006 Incentive Plan that are subsequently canceled or forfeited. As of March 31, 2015, 422,877 shares were available for grant.

All grants outstanding under the Griffon Corporation 2001 Stock Option Plan, 2006 Equity Incentive Plan and Outside Director Stock Award Plan will continue under their terms; no additional awards will be granted under such plans.

During the first quarter of 2015, Griffon granted 462,032 restricted stock awards with vesting periods of three years, 458,016 of which are also subject to certain performance conditions, with a total fair value of $5,775, or a weighted average fair value of $12.50 per share. During the second quarter of 2015, Griffon granted 201,399 restricted stock awards with vesting periods of three years, 146,699 of which are also subject to certain performance conditions, with a total fair value of $2,805, or a weighted average fair value of $13.93 per share.

For the quarters ended March 31, 2015 and 2014, stock based compensation expense totaled $2,795 and $3,321, respectively. For the six months ended March 31, 2015 and 2014, stock based compensation expense totaled $5,372 and $4,996, respectively.

During the quarter and six months ended March 31, 2015, 14,626 shares, with a market value of $195 or $13.30 per share, and 76,025 shares, with a market value of $1,080 or $14.21 per share, respectively, were withheld to settle employee taxes due to the vesting of restricted stock, and were added to treasury.

In May 2014, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock; on March 20, 2015, an additional $50,000 was authorized. Under both programs, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During the quarter ended March 31, 2015, Griffon purchased 1,581,200 shares of common stock under the May 2014 program, for a total of $24,212 or $15.31 per share. During the six months ended March 31, 2015, Griffon purchased 2,606,241 shares of common stock under the May 2014 program, for a total of $36,498 or $14.00 per share. As of March 31, 2015, $52,362 remains under existing Board authorizations.

From August 2011 to March 31, 2015, Griffon repurchased 9,601,103 shares of common stock, for a total of $108,695 or $11.32 per share, under Board authorized repurchase programs.

In addition to repurchases under Board authorized programs, on December 10, 2013, Griffon repurchased 4,444,444 shares of its common stock for $50,000 from GS Direct, L.L.C. (“GS Direct”), an affiliate of The Goldman Sachs Group, Inc. The repurchase was effected in a private transaction at a per share price of $11.25, an approximate 9.2% discount to the stock’s closing price on November 12, 2013, the day before announcement of the transaction. After closing the transaction, GS Direct continued to hold approximately 5.56 million shares (approximately 10% of the shares outstanding at such time) of Griffon’s common stock. Subject to certain exceptions, if GS Direct intends to sell its remaining shares of Griffon common stock at any time prior to December 31, 2015, it will first negotiate in good faith to sell such shares to the Company.

NOTE 10 – EARNINGS PER SHARE (EPS)

Basic EPS (and diluted EPS in periods when a loss exists) was calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS was calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with stock based compensation and upon the settlement of the 2017 Convertible notes. In the six months ended March 31, 2015 and in the prior year periods, the 2017 Notes were anti-dilutive due to the conversion price being greater than the weighted-average stock price during the periods presented.

The following table is a reconciliation of the share amounts (in thousands) used in computing earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Weighted average shares outstanding - basic	45,349	48,990	45,829	50,872
Incremental shares from stock based compensation	1,874	—	1,853	—
Convertible debt due 2017	446	—	—	—

Weighted average shares outstanding - diluted	47,669	48,990	47,682	50,872

Anti-dilutive options excluded from diluted EPS computation	567	644	580	644

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

•	Telephonics develops, designs and manufactures high-technology integrated information, communication and sensor system solutions to military and commercial markets worldwide.

•	Plastics is an international leader in the development and production of embossed, laminated and printed specialty plastic films used in a variety of hygienic, health-care and industrial applications.
Information on Griffon’s reportable segments is as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
REVENUE	2015	2014	2015	2014
Home & Building Products:
AMES	$159,092	$160,705	$292,202	$257,313
CBP	104,513	90,838	243,113	212,680
Home & Building Products	263,605	251,543	535,315	469,993
Telephonics	98,687	104,185	189,345	200,210
Plastics	137,728	151,959	277,520	290,942
Total consolidated net sales	$500,020	$507,687	$1,002,180	$961,145

The following table reconciles segment operating profit to income before taxes:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
INCOME (LOSS) BEFORE TAXES	2015	2014	2015	2014
Segment operating profit:
Home & Building Products	$8,651	$8,818	$25,020	$18,211
Telephonics	9,114	10,677	16,631	21,329
Plastics	9,867	9,352	17,887	15,177
Total segment operating profit	27,632	28,847	59,538	54,717
Net interest expense	(11,857)	(12,361)	(23,494)	(25,462)
Unallocated amounts	(7,580)	(8,391)	(15,844)	(16,374)
Loss from debt extinguishment, net	—	(38,890)	—	(38,890)
Income before taxes	$8,195	$(30,795)	$20,200	$(26,009)

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

The following table provides a reconciliation of Segment adjusted EBITDA to Income (loss) before taxes:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2015	2014	2015	2014
Segment adjusted EBITDA:
Home & Building Products	$17,330	$17,124	$41,800	$36,191
Telephonics	11,616	12,535	21,648	24,931
Plastics	15,764	16,216	30,315	28,959
Total Segment adjusted EBITDA	44,710	45,875	93,763	90,081
Net interest expense	(11,857)	(12,361)	(23,494)	(25,462)
Segment depreciation and amortization	(17,078)	(16,336)	(34,225)	(33,032)
Unallocated amounts	(7,580)	(8,391)	(15,844)	(16,374)
Loss from debt extinguishment, net	—	(38,890)	—	(38,890)
Restructuring charges	—	(692)	—	(1,534)
Acquisition costs	—	—	—	(798)
Income (loss) before taxes	$8,195	$(30,795)	$20,200	$(26,009)

Unallocated amounts typically include general corporate expenses not attributable to a reportable segment.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
DEPRECIATION and AMORTIZATION	2015	2014	2015	2014
Segment:
Home & Building Products	$8,679	$7,614	$16,780	$15,648
Telephonics	2,502	1,858	5,017	3,602
Plastics	5,897	6,864	12,428	13,782
Total segment depreciation and amortization	17,078	16,336	34,225	33,032
Corporate	115	103	228	200
Total consolidated depreciation and amortization	$17,193	$16,439	$34,453	$33,232

CAPITAL EXPENDITURES
Segment:
Home & Building Products	$11,114	$6,722	$21,375	$15,190
Telephonics	1,339	5,520	2,308	8,887
Plastics	7,486	4,390	15,165	10,150
Total segment	19,939	16,632	38,848	34,227
Corporate	853	297	865	618
Total consolidated capital expenditures	$20,792	$16,929	$39,713	$34,845

ASSETS	At March 31, 2015	At September 30, 2014
Segment assets:
Home & Building Products	$1,091,443	$1,030,005
Telephonics	291,535	319,327
Plastics	354,150	389,464
Total segment assets	1,737,128	1,738,796
Corporate	6,241	64,015
Total continuing assets	1,743,369	1,802,811
Assets of discontinued operations	3,884	3,750
Consolidated total	$1,747,253	$1,806,561

NOTE 12 – DEFINED BENEFIT PENSION EXPENSE

Defined benefit pension expense (income) was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Service cost	$—	$45	$—	$90
Interest cost	2,207	2,500	4,414	5,000
Expected return on plan assets	(2,932)	(2,885)	(5,864)	(5,770)
Amortization:
Prior service cost	4	4	8	8
Recognized actuarial loss	541	489	1,082	978
Net periodic expense (income)	$(180)	$153	$(360)	$306

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

In April 2014, the FASB issued guidance changing the requirements for reporting discontinued operations where a disposal of a component of an entity or group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when either classified as held for sale, or disposed of by sale or otherwise disposed. The amendment also requires enhanced disclosures about the discontinued operation and disclosure information for other significant dispositions. This guidance is effective for the Company beginning in 2015. The Company's adoption of this standard did not have an impact on its consolidated financial statements.

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

In April 2015, the FASB issued guidance on simplifying the presentation of debt issuance costs. This guidance requires debt issuance costs on the balance sheet to be presented as a direct deduction from the carrying amount of a related debt liability, similar to debt discounts. The Company early adopted this guidance and applied it retrospectively for all periods presented in the financial statements. Adoption of this standard did not have a significant impact on the Company's consolidated financial statements.

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

NOTE 14 – DISCONTINUED OPERATIONS

The following amounts related to the Installation Services segment, discontinued in 2008, and other businesses discontinued several years ago, which have been segregated from Griffon’s continuing operations, and are reported as assets and liabilities of discontinued operations in the condensed consolidated balance sheets:

	At March 31, 2015	At September 30, 2014
Assets of discontinued operations:
Prepaid and other current assets	$1,638	$1,624
Other long-term assets	2,246	2,126
Total assets of discontinued operations	$3,884	$3,750

Liabilities of discontinued operations:
Accrued liabilities, current	$2,528	$3,282
Other long-term liabilities	3,524	3,830
Total liabilities of discontinued operations	$6,052	$7,112

There was no Installation Services revenue or income for the six months ended March 31, 2015 or 2014.

NOTE 15 – RESTRUCTURING AND OTHER RELATED CHARGES

In September 2014, Telephonics recognized $4,244 in restructuring costs in connection with the closure of its Swedish facility and restructuring of operations, a voluntary early retirement plan and a reduction in force aimed at improving efficiency by combining functions and responsibilities, resulting in the elimination of 80 positions.

In January 2013, AMES undertook to close certain of its U.S. manufacturing facilities and consolidate affected operations primarily into its Camp Hill and Carlisle, PA locations. These actions, completed at the end of the 2015 first quarter, improved manufacturing and distribution efficiencies, allow for in-sourcing of certain production previously performed by third party suppliers, and improved material flow and absorption of fixed costs. AMES incurred pre-tax restructuring and related exit costs approximating $7,941, comprised of cash charges of $4,016 and non-cash, asset-related charges of $3,925; the cash charges included $2,622 for one-time termination benefits and other personnel-related costs and $1,394 for facility exit costs and had $19,964 of capital expenditures.

HBP recognized $692 and $1,534 in restructuring and other related exit costs in the quarter and six months ended March 31, 2014, respectively; such charges primarily related to one-time termination benefits, facility and other personnel costs, and asset impairment charges related to the AMES plant consolidation initiatives. There were no restructuring charges in the current year.

A summary of the restructuring and other related charges included in the line item “Restructuring and other related charges” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) were recognized as follows:

	Workforce Reduction	Facilities & Exit Costs	Other Related Costs	Non-cash Facility and Other	Total
Amounts incurred in:
Quarter ended December 31, 2013	$638	$95	$109	$—	$842
Quarter ended March 31, 2014	495	137	60	—	692
Six Months Ended March 31, 2014	$1,133	$232	$169	$—	$1,534

The activity in the restructuring accrual recorded in accrued liabilities consisted of the following:

Workforce Reduction
Accrued liability at September 30, 2014	$5,228
Payments	(4,064)
Accrued liability at March 31, 2015	$1,164

NOTE 16 – OTHER EXPENSE

For the quarters ended March 31, 2015 and 2014, Other income (expense) included $(985) and $436, respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $517 and $15, respectively, of net investment income.

For the six months ended March 31, 2015 and 2014, Other income (expense) included $(1,525) and $679, respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $563 and $127, respectively, of net investment income.

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

Changes in Griffon’s warranty liability, included in Accrued liabilities, were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Balance, beginning of period	$4,908	$6,929	$4,934	$6,649
Warranties issued and changes in estimated pre-existing warranties	1,842	1,135	2,791	2,101
Actual warranty costs incurred	(1,076)	(953)	(2,051)	(1,639)
Balance, end of period	$5,674	$7,111	$5,674	$7,111

NOTE 18 – OTHER COMPREHENSIVE INCOME (LOSS)

The amounts recognized in other comprehensive income (loss) were as follows:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(30,384)	$—	$(30,384)	$1,224	$—	$1,224
Pension and other defined benefit plans	545	(192)	353	1,698	(599)	1,099
Loss on cash flow hedge	(91)	11	(80)	—	—	—
Available-for-sale securities	$145	$(53)	$92	$—	$—	$—
Total other comprehensive income (loss)	$(29,785)	$(234)	$(30,019)	$2,922	$(599)	$2,323

	Six Months Ended March 31, 2015			Six Months Ended March 31, 2014
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(45,884)	$—	$(45,884)	$(1,913)	$—	$(1,913)
Pension and other defined benefit plans	1,090	(384)	706	2,191	(776)	1,415
Loss on cash flow hedge	(204)	50	(154)	—	—	—
Available-for-sale securities	(1,370)	500	(870)	—	—	—
Total other comprehensive income (loss)	$(46,368)	$166	$(46,202)	$278	$(776)	$(498)

The components of Accumulated other comprehensive income (loss) are as follows:

	March 31, 2015	September 30, 2014
Foreign currency translation adjustments	$(49,704)	$(3,820)
Pension and other defined benefit plans	(26,660)	(27,366)
Gain on cash flow hedge	98	252
Available-for-sale securities	—	870
	$(76,266)	$(30,064)

Total comprehensive income (loss) were as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2015	2014	2015	2014
Net income (loss)	$5,122	$(25,825)	$12,593	$(22,589)
Other comprehensive income (loss), net of taxes	(30,019)	2,323	(46,202)	(498)
Comprehensive loss	$(24,897)	$(23,502)	$(33,609)	$(23,087)

Amounts reclassified from accumulated other comprehensive income (loss) to income (loss) were as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
(Gain) Loss	2015	2014	2015	2014
Pension amortization	$545	$493	$1,090	$986
Cash flow hedges	(110)	—	(197)	—
Available-for-sale securities	(489)	—	(489)	—
Total	(54)	493	404	986
Tax	20	(168)	(146)	(345)
Total	$(34)	$325	$258	$641

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

Department of Environmental Conservation of New York State, regarding Frankfort, NY site. During fiscal 2009, an underground fuel tank with surrounding soil contamination was discovered at the Frankfort, N.Y. site, which is the result of historical facility operations prior to AMES’ ownership. While AMES was actively working with the DEC and the New York State Department of Health to define remediation requirements relative to the underground fuel tank, the DEC took the position that AMES was responsible to remediate other types of contamination on the site. After negotiations with the DEC, on August 15, 2011, AMES executed an Order on Consent with the DEC. The Order is without admission or finding of liability or acknowledgment that there has been a release of hazardous substances at the site. Importantly, the Order does not waive any rights that AMES has under a 1991 Consent Judgment entered into between the DEC and a predecessor of AMES relating to the site. The Order requires that AMES identify areas of concern at the site, and formulate a strategy to investigate and remedy both on and off site conditions in compliance with applicable environmental law. At the conclusion of the remedy phase of the remediation to the satisfaction of the DEC, the DEC will issue a Certificate of Completion. On August 1, 2012, a fire occurred during the course of demolition of certain structures at the Frankfort, NY site, requiring cleanup and additional remediation under the oversight of the DEC, which work has been substantially completed. AMES has performed significant additional investigative and remedial activities in the last few years under work plans approved by the DEC and has submitted a remedial investigative report to the DEC, which the DEC accepted in draft form. In September 2014, AMES submitted an addendum to the remedial investigation report to the DEC and in February 2015 submitted a Final Remedial Investigation Report to DEC. In March 2015, the NYDEC approved the Remedial Investigation Report and conducted a public information session. After receipt of public comments, the next steps will be to define the remedial objectives, develop cleanup alternatives and prepare a Proposed Remedial Action Plan for public comment.

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

NOTE 20 — CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the domestic assets of Clopay Building Products Company, Inc., Clopay Plastic Products Company, Inc., Telephonics Corporation, The AMES Companies, Inc., ATT Southern, Inc. and Clopay Ames True Temper Holding Corp., all of which are indirectly 100% owned by Griffon. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act of 1933, presented below are condensed consolidating financial information as of March 31, 2015 and September 30, 2014 and for the three and six months ended March 31, 2015 and 2014. The financial information may not necessarily be indicative of the results of operations or financial position of the guarantor companies or non-guarantor companies had they operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly-owned subsidiaries accounted for under the equity method.

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

CONDENSED CONSOLIDATING BALANCE SHEETS
At March 31, 2015

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CURRENT ASSETS
Cash and equivalents	$3,174	$10,803	$28,625	$—	$42,602
Accounts receivable, net of allowances	—	257,607	62,622	(33,777)	286,452
Contract costs and recognized income not yet billed, net of progress payments	—	94,385	459	—	94,844
Inventories, net	—	259,569	60,728	—	320,297
Prepaid and other current assets	6,691	22,895	10,742	4,197	44,525
Assets of discontinued operations	—	—	1,638	—	1,638
Total Current Assets	9,865	645,259	164,814	(29,580)	790,358
PROPERTY, PLANT AND EQUIPMENT, net	1,230	272,429	87,541	—	361,200
GOODWILL	—	284,875	73,820	—	358,695
INTANGIBLE ASSETS, net	—	154,636	66,175	—	220,811
INTERCOMPANY RECEIVABLE	590,476	993,640	197,273	(1,781,389)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	767,088	641,569	1,736,265	(3,144,922)	—
OTHER ASSETS	41,721	50,077	9,594	(87,449)	13,943
ASSETS OF DISCONTINUED OPERATIONS	—	—	2,246	—	2,246
Total Assets	$1,410,380	$3,042,485	$2,337,728	$(5,043,340)	$1,747,253
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$2,202	$1,147	$5,813	$—	$9,162
Accounts payable and accrued liabilities	17,305	199,512	66,422	(16,376)	266,863
Liabilities of discontinued operations	—	—	2,528	—	2,528
Total Current Liabilities	19,507	200,659	74,763	(16,376)	278,553

LONG-TERM DEBT, net	810,754	6,792	40,769	—	858,315
INTERCOMPANY PAYABLES	55,663	1,000,772	709,578	(1,766,013)	—
OTHER LIABILITIES	59,824	158,927	26,622	(103,144)	142,229
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	3,524	—	3,524
Total Liabilities	945,748	1,367,150	855,256	(1,885,533)	1,282,621
SHAREHOLDERS’ EQUITY	464,632	1,675,335	1,482,472	(3,157,807)	464,632
Total Liabilities and Shareholders’ Equity	$1,410,380	$3,042,485	$2,337,728	$(5,043,340)	$1,747,253

CONDENSED CONSOLIDATING BALANCE SHEETS
At September 30, 2014

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CURRENT ASSETS
Cash and equivalents	$6,813	$31,522	$54,070	$—	$92,405
Accounts receivable, net of allowances	—	213,922	77,218	(32,704)	258,436
Contract costs and recognized income not yet billed, net of progress payments	—	109,804	126	—	109,930
Inventories, net	—	219,326	70,537	272	290,135
Prepaid and other current assets	4,366	26,319	17,101	14,783	62,569
Assets of discontinued operations	—	—	1,624	—	1,624
Total Current Assets	11,179	600,893	220,676	(17,649)	815,099

PROPERTY, PLANT AND EQUIPMENT, net	1,327	270,519	98,643	76	370,565
GOODWILL	—	284,875	86,971	—	371,846
INTANGIBLE ASSETS, net	—	156,772	76,851	—	233,623
INTERCOMPANY RECEIVABLE	540,080	892,433	213,733	(1,646,246)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	780,600	662,403	1,782,406	(3,225,409)	—
OTHER ASSETS	27,880	53,896	6,739	(75,213)	13,302
ASSETS OF DISCONTINUED OPERATIONS	—	—	2,126	—	2,126
Total Assets	$1,361,066	$2,921,791	$2,488,145	$(4,964,441)	$1,806,561
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$2,202	$1,144	$4,540	$—	$7,886
Accounts payable and accrued liabilities	25,703	227,419	87,684	(20,811)	319,995
Liabilities of discontinued operations	—	—	3,282	—	3,282
Total Current Liabilities	27,905	228,563	95,506	(20,811)	331,163
LONG-TERM DEBT, net	738,360	7,806	45,135	—	791,301
INTERCOMPANY PAYABLES	21,573	815,094	762,192	(1,598,859)	—
OTHER LIABILITIES	41,201	151,674	26,949	(71,584)	148,240
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	3,830	—	3,830
Total Liabilities	829,039	1,203,137	933,612	(1,691,254)	1,274,534
SHAREHOLDERS’ EQUITY	532,027	1,718,654	1,554,533	(3,273,187)	532,027
Total Liabilities and Shareholders’ Equity	$1,361,066	$2,921,791	$2,488,145	$(4,964,441)	$1,806,561

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2015

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$400,042	$113,206	$(13,228)	$500,020
Cost of goods and services	—	306,625	91,320	(12,300)	385,645
Gross profit	—	93,417	21,886	(928)	114,375
Selling, general and administrative expenses	5,301	71,970	17,349	(1,054)	93,566
Total operating expenses	5,301	71,970	17,349	(1,054)	93,566

Income (loss) from operations	(5,301)	21,447	4,537	126	20,809

Other income (expense)
Interest income (expense), net	(2,224)	(7,698)	(1,935)	—	(11,857)
Other, net	521	1,615	(2,767)	(126)	(757)
Total other income (expense)	(1,703)	(6,083)	(4,702)	(126)	(12,614)
Income (loss) before taxes	(7,004)	15,364	(165)	—	8,195
Provision (benefit) for income taxes	(1,984)	3,062	1,995	—	3,073
Income (loss) before equity in net income of subsidiaries	(5,020)	12,302	(2,160)	—	5,122
Equity in net income (loss) of subsidiaries	10,142	(735)	12,302	(21,709)	—
Net income (loss)	$5,122	$11,567	$10,142	$(21,709)	$5,122

Net Income (loss)	$5,122	$11,567	$10,142	$(21,709)	$5,122
Other comprehensive income (loss), net of taxes	(30,019)	(12,075)	(18,389)	30,464	(30,019)
Comprehensive income (loss)	$(24,897)	$(508)	$(8,247)	$8,755	$(24,897)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2014

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$396,505	$127,782	$(16,600)	$507,687
Cost of goods and services	—	305,191	107,555	(15,046)	397,700
Gross profit	—	91,314	20,227	(1,554)	109,987
Selling, general and administrative expenses	7,161	68,234	15,833	(1,606)	89,622
Restructuring and other related charges	—	728	(36)	—	692
Total operating expenses	7,161	68,962	15,797	(1,606)	90,314
Income (loss) from operations	(7,161)	22,352	4,430	52	19,673
Other income (expense)
Interest income (expense), net	(2,885)	(7,329)	(2,147)	—	(12,361)
Loss from debt extinguishment, net	(38,890)	—	—	—	(38,890)
Other, net	15	1,014	(194)	(52)	783
Total other income (expense)	(41,760)	(6,315)	(2,341)	(52)	(50,468)
Income (loss) before taxes	(48,921)	16,037	2,089	—	(30,795)
Provision (benefit) for income taxes	(11,045)	6,053	22	—	(4,970)
Income (loss) before equity in net income of subsidiaries	(37,876)	9,984	2,067	—	(25,825)
Equity in net income (loss) of subsidiaries	12,051	1,982	9,984	(24,017)	—
Net income (loss)	$(25,825)	$11,966	$12,051	$(24,017)	$(25,825)

Net Income (loss)	$(25,825)	$11,966	$12,051	$(24,017)	$(25,825)
Other comprehensive income (loss), net of taxes	2,323	80	2,073	(2,153)	2,323
Comprehensive income (loss)	$(23,502)	$12,046	$14,124	$(26,170)	$(23,502)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended March 31, 2015

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$778,156	$252,087	$(28,063)	$1,002,180
Cost of goods and services	—	595,995	199,594	(25,773)	769,816
Gross profit	—	182,161	52,493	(2,290)	232,364
Selling, general and administrative expenses	10,821	141,527	37,448	(2,334)	187,462
Total operating expenses	10,821	141,527	37,448	(2,334)	187,462
Income (loss) from operations	(10,821)	40,634	15,045	44	44,902
Other income (expense)
Interest income (expense), net	(4,128)	(15,125)	(4,241)	—	(23,494)
Other, net	567	2,910	(4,641)	(44)	(1,208)
Total other income (expense)	(3,561)	(12,215)	(8,882)	(44)	(24,702)
Income (loss) before taxes	(14,382)	28,419	6,163	—	20,200
Provision (benefit) for income taxes	(5,465)	10,799	2,273	—	7,607
Income (loss) before equity in net income of subsidiaries	(8,917)	17,620	3,890	—	12,593
Equity in net income (loss) of subsidiaries	21,510	5,301	17,620	(44,431)	—
Net income (loss)	$12,593	$22,921	$21,510	$(44,431)	$12,593

Net Income (loss)	$12,593	$22,921	$21,510	$(44,431)	$12,593
Other comprehensive income (loss), net of taxes	(46,202)	(16,655)	(29,220)	45,875	(46,202)
Comprehensive income (loss)	$(33,609)	$6,266	$(7,710)	$1,444	$(33,609)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended March 31, 2014

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$741,149	$249,534	$(29,538)	$961,145
Cost of goods and services	—	565,174	206,949	(26,468)	745,655
Gross profit	—	175,975	42,585	(3,070)	215,490

Selling, general and administrative expenses	13,491	136,615	30,408	(3,212)	177,302
Restructuring and other related charges	—	1,492	42	—	1,534
Total operating expenses	13,491	138,107	30,450	(3,212)	178,836

Income (loss) from operations	(13,491)	37,868	12,135	142	36,654

Other income (expense)
Interest income (expense), net	(6,490)	(14,579)	(4,393)	—	(25,462)
Loss from debt extinguishment, net	(38,890)	—	—	—	(38,890)
Other, net	127	3,072	(1,368)	(142)	1,689
Total other income (expense)	(45,253)	(11,507)	(5,761)	(142)	(62,663)
Income (loss) before taxes	(58,744)	26,361	6,374	—	(26,009)
Provision (benefit) for income taxes	(15,579)	11,692	467	—	(3,420)
Income (loss) before equity in net income of subsidiaries	(43,165)	14,669	5,907	—	(22,589)
Equity in net income (loss) of subsidiaries	20,576	5,748	14,669	(40,993)	—
Net income (loss)	$(22,589)	$20,417	$20,576	$(40,993)	$(22,589)

Net Income (loss)	$(22,589)	$20,417	$20,576	$(40,993)	$(22,589)
Other comprehensive income (loss), net of taxes	(498)	1,869	(2,707)	838	(498)
Comprehensive income (loss)	$(23,087)	$22,286	$17,869	$(40,155)	$(23,087)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2015

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$12,593	$22,921	$21,510	$(44,431)	$12,593
Net cash provided by (used in) operating activities	(49,888)	(451)	7,288	—	(43,051)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(188)	(30,584)	(8,941)	—	(39,713)
Intercompany distributions	10,000	(10,000)	—	—	—
Proceeds from sale of investments	8,891	—		—	8,891
Proceeds from sale of assets	—	12	165	—	177
Net cash provided by (used in) investing activities	18,703	(40,572)	(8,776)	—	(30,645)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	285	—	—	—	285
Purchase of shares for treasury	(37,577)	—	—	—	(37,577)
Proceeds from long-term debt	97,000	—	2,556	—	99,556
Payments of long-term debt	(28,101)	(717)	(607)	—	(29,425)
Change in short-term borrowings	—	—	(572)	—	(572)
Financing costs	(590)	—	—	—	(590)
Tax effect from exercise/vesting of equity awards, net	345	—	—	—	345
Dividend	(3,911)	—	—	—	(3,911)
Other, net	95	21,021	(21,021)	—	95
Net cash provided by (used in) financing activities	27,546	20,304	(19,644)	—	28,206
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	—	—	(545)	—	(545)
Effect of exchange rate changes on cash and equivalents	—	—	(3,768)	—	(3,768)
NET DECREASE IN CASH AND EQUIVALENTS	(3,639)	(20,719)	(25,445)	—	(49,803)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	6,813	31,522	54,070	—	92,405
CASH AND EQUIVALENTS AT END OF PERIOD	$3,174	$10,803	$28,625	$—	$42,602

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2014

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(22,589)	$20,417	$20,576	$(40,993)	$(22,589)
Net cash provided by (used in) operating activities	(30,836)	(27,389)	31,649	—	(26,576)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(618)	(29,921)	(4,306)	—	(34,845)
Acquired businesses, net of cash acquired	—	(1,000)	(21,781)	—	(22,781)
Intercompany distributions	10,000	(10,000)	—	—	—
Proceeds from sale of assets	—	230	64	—	294
Net cash provided by (used in) investing activities	9,382	(40,691)	(26,023)	—	(57,332)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	584	—	—	—	584
Purchase of shares for treasury	(63,370)	—	—	—	(63,370)
Proceeds from long-term debt	629,568	10,939	4,007	—	644,514
Payments of long-term debt	(582,108)	(12,097)	7,895	—	(586,310)
Change in short-term borrowings	—	—	4,908	—	4,908
Financing costs	(10,142)	—	(545)	—	(10,687)
Purchase of ESOP shares	(10,000)	—	—	—	(10,000)
Tax effect from exercise/vesting of equity awards, net	273	—	—	—	273
Dividend	(8,290)	5,000	—	—	(3,290)
Other, net	144	43,140	(43,140)	—	144
Net cash provided by (used in) financing activities	(43,341)	46,982	(26,875)	—	(23,234)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	—	—	(640)	—	(640)
Effect of exchange rate changes on cash and equivalents	—	—	(415)	—	(415)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(64,795)	(21,098)	(22,304)	—	(108,197)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	68,994	46,357	62,779	—	178,130
CASH AND EQUIVALENTS AT END OF PERIOD	$4,199	$25,259	$40,475	$—	$69,933

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

On September 30, 2010, Griffon purchased AMES for $542,000 in cash. Subsequently, Griffon acquired three businesses complementary to AMES: the pots and planters business of Southern Sales & Marketing ("Southern Patio"), Northcote Pottery™ ("Northcote") and the Australian Garden and Tools division of Illinois Tool Works, Inc. ("Cyclone").

On October 17, 2011, AMES acquired Southern Patio for approximately $23,000. Southern Patio is a leading designer, manufacturer and marketer of landscape accessories. Southern Patio had revenue exceeding $40,000 in 2011.

In January 2013, AMES announced its intention to close certain U.S. manufacturing facilities and consolidate affected operations primarily into its Camp Hill and Carlisle, PA locations. These actions, which were completed at the end of the first quarter of 2015, improve manufacturing and distribution efficiencies, allow for in-sourcing of certain production previously performed by third party suppliers, and improve material flow and absorption of fixed costs. Management continues to estimate that AMES' initiative will result in annual cash savings exceeding $10,000, based on current operating levels.

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

From August 2011 through March 31, 2015, Griffon repurchased 14,045,547 shares of its common stock, for a total of $158,695 or $11.30 per share. This included the repurchase of 9,601,103 shares on the open market, as well as the December 10, 2013 repurchase of 4,444,444 shares from GS Direct for $50,000, or $11.25 per share. In each of August 2011, May 2014 and March 2015, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under these programs, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. At March 31, 2015, $52,362 remains under existing Board authorizations.

Since September 2008, Griffon's Employee Stock Ownership Plan ("ESOP") purchased 4,013,459 shares of Griffon's common stock, for a total of $44,973 or $11.21 per share. At March 31, 2015, the ESOP holds allocated and unallocated shares totaling 5,572,054, or 11% of Griffon's outstanding shares, with a related loan balance of $37,588, net of issuance costs.

On November 17, 2011, the Company began declaring quarterly dividends. During the six months ended March 31, 2015, and during 2014 and 2013, the Company declared and paid dividends per share of $0.08, $0.12 and $0.10, respectively, for a total of $16,009 dividends paid during the period.

During 2014, Griffon issued $600,000 of 5.25% Senior Notes due 2022 the proceeds of which were used to redeem $550,000 of 7.125% senior notes due 2018.

On March 13, 2015, Griffon amended its Revolving Credit Facility to increase the credit facility from $225,000 to $250,000, extend its maturity date from March 28, 2019 to March 13, 2020 and modify certain other provisions of the credit facility.

Griffon also has outstanding $100,000 principal amount of 4% Convertible Subordinated Notes due 2017, with a current conversion rate of 69.3811 shares of Griffon’s common stock per $1 principal amount of notes, which corresponds to a conversion price of $14.41 per share.

OVERVIEW

Revenue for the quarter ended March 31, 2015 was $500,020 compared to $507,687 in the prior year quarter, a decrease of 2%; excluding the impact of foreign currency, revenue increased 2% primarily due to the contribution from the Cyclone acquisition. Net income was $5,122 or $0.11 per share, compared to a net loss of $25,825 or $0.53 per share, in the prior year quarter. Excluding the impact of foreign currency, current quarter net income would have been $6,592 or $0.14 per share.

The current quarter included:

•	Discrete tax provisions, net, of $145 or $0.00 per share.

The prior year quarter included:

•	Restructuring charges of $692 ($429, net of tax or $0.01 per share);

•	Loss from debt extinguishment of $38,890 ($24,964, net of tax or $0.51 per share)

•	Discrete tax provisions, net, of $609 or $0.01 per share; and

•	Benefit of debt extinguishment on full year effective tax rate of $5,848 or $0.12 per share.

Excluding these items from the respective quarterly results, net income would have been $5,267 or $0.11 per share in the current quarter compared to $6,025 or $0.12 per share in the prior year quarter.

Revenue for the six months ended March 31, 2015 was $1,002,180 compared to $961,145 in the prior year period, an increase of 4%; excluding the impact of foreign currency, revenue increased 7%. Net income was $12,593 or $0.26 per share, compared to a net loss of $22,589 or $0.44 per share, in the prior year period. Excluding the impact of foreign currency, current year-to-date net income would have been $15,043 or $0.32 per share.

Results for the six months ended March 31, 2015 included:

•	Discrete tax provisions, net, of $494 or $0.01 per share.

Results for the six months ended March 31, 2014 included:

•	Restructuring charges of $1,534 ($951, net of tax or $0.02 per share);

•	Loss from debt extinguishment of $38,890 ($24,964, net of tax or $0.49 per share);

•	Acquisition costs of $798 ($495, net of tax or $0.01 per share);

•	Discrete tax provisions, net, of $320 or $0.01 per share; and

•	Impact of debt extinguishment on full year effective tax rate of $5,848 or $0.12 per share.

Excluding these items from the respective periods, net income would have been $13,087 or $0.27 per share in the six months ended March 31, 2015 compared to $9,989 or $0.20 per share in the six months ended March 31, 2014.

Griffon evaluates performance based on Earnings per share and Net income excluding restructuring charges, acquisition-related expenses, gains (losses) from pension settlement and debt extinguishment and discrete tax items, as applicable. Griffon believes this information is useful to investors. The following table provides a reconciliation of Net income (loss) to adjusted net income and Earnings per share to Adjusted earnings per share:

GRIFFON CORPORATION AND SUBSIDIARIES
RECONCILIATION OF NET INCOME (LOSS)
TO ADJUSTED NET INCOME
(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2015	2014	2015	2014
Net income (loss)	$5,122	$(25,825)	$12,593	$(22,589)
Adjusting items, net of tax:
Loss from debt extinguishment, net	—	24,964	—	24,964
Restructuring charges	—	429	—	951
Acquisition costs	—	—	—	495
Extinguishment impact on period tax rate (a)	—	5,848	—	5,848
Discrete tax provisions	145	609	494	320
Adjusted net income	$5,267	$6,025	$13,087	$9,989
Diluted income (loss) per common share	$0.11	$(0.53)	$0.26	$(0.44)
Adjusting items, net of tax:
Loss from debt extinguishment, net	—	0.51	—	0.49
Restructuring charges	—	0.01	—	0.02
Acquisition costs	—	—	—	0.01
Extinguishment impact on period tax rate (a)	—	0.12	—	0.12
Discrete tax provisions	—	0.01	0.01	0.01
Adjusted earnings per common share	$0.11	$0.12	$0.27	$0.20
Weighted-average shares outstanding (in thousands)	47,669	48,990	47,682	50,872

a) In the prior year quarter and six months ended March 31, 2014, the impact of debt extinguishment on the full year effective tax rate was estimated to be a provision of $5,848 or $0.12 per share.

Note: Due to rounding, the sum of earnings per common share and adjusting items, net of tax, may not equal adjusted earnings per common share.

RESULTS OF OPERATIONS

Three and six months ended March 31, 2015 and 2014

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

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2015	2014	2015	2015
Segment operating profit:
Home & Building Products	$8,651	$8,818	$25,020	$18,211
Telephonics	9,114	10,677	16,631	21,329
Plastics	9,867	9,352	17,887	15,177
Total segment operating profit	27,632	28,847	59,538	54,717
Net interest expense	(11,857)	(12,361)	(23,494)	(25,462)
Unallocated amounts	(7,580)	(8,391)	(15,844)	(16,374)
Loss from debt extinguishment, net	—	(38,890)	—	(38,890)
Income (loss) before taxes	$8,195	$(30,795)	$20,200	$(26,009)

The following table provides a reconciliation of Segment adjusted EBITDA to Income (loss) before taxes:

	For the Three Months Ended March 31,		For the For the Six Months Ended March 31,
	2015	2014	2015	2014
Segment adjusted EBITDA:
Home & Building Products	$17,330	$17,124	$41,800	$36,191
Telephonics	11,616	12,535	21,648	24,931
Plastics	15,764	16,216	30,315	28,959
Total Segment adjusted EBITDA	44,710	45,875	93,763	90,081
Net interest expense	(11,857)	(12,361)	(23,494)	(25,462)
Segment depreciation and amortization	(17,078)	(16,336)	(34,225)	(33,032)
Unallocated amounts	(7,580)	(8,391)	(15,844)	(16,374)
Loss from debt extinguishment, net	—	(38,890)	—	(38,890)
Restructuring charges	—	(692)	—	(1,534)
Acquisition costs	—	—	—	(798)
Income (loss) before taxes	$8,195	$(30,795)	$20,200	$(26,009)

Home & Building Products

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2015		2014		2015		2014
Revenue:
AMES	$159,092		$160,705		$292,202		$257,313
CBP	104,513		90,838		243,113		212,680
Home & Building Products	$263,605		$251,543		$535,315		$469,993
Segment operating profit	$8,651	3.3%	$8,818	3.5%	$25,020	4.7%	$18,211	3.9%
Depreciation and amortization	8,679		7,614		16,780		15,648
Restructuring charges	—		692		—		1,534
Acquisition costs	—		—		—		798
Segment adjusted EBITDA	$17,330	6.6%	$17,124	6.8%	$41,800	7.8%	$36,191	7.7%

For the quarter ended March 31, 2015, revenue increased $12,062 or 5%, compared to the prior year quarter, reflecting a 6% contribution from the Cyclone acquisition, partially offset by a $3,700 or 1% unfavorable foreign currency impact. AMES revenue decreased 1% due to reduced sales of snow tools, and reduced sales of lawn tools and North American pots and planters due to a late spring, partially offset by the inclusion of Cyclone results contributing 8%; foreign currency was 2% unfavorable. CBP revenue increased 15%, due to increased volume of 10% with the balance primarily due to product mix; foreign currency was 1% unfavorable.

For the quarter ended March 31, 2015, Segment operating profit decreased 2% to $8,651 compared to $8,818 in the prior year quarter. The prior year included $692 of restructuring charges related to the consolidation initiative at AMES. Excluding restructuring charges, prior year Segment operating profit was $9,510 compared to $8,651 in the current quarter, a decrease of 9% due to reduced sales at AMES and an unfavorable impact of foreign currency of $700 or 8%, partially offset by the contribution from Cyclone of 15%, favorable mix and increased volume at CBP. Segment depreciation and amortization increased $1,065 from the prior year quarter.

For the six months ended March 31, 2015, revenue increased $65,322 or 14%, compared to the prior year period; excluding the benefit from the inclusion of first quarter Northcote (Northcote was acquired in December 2013) and year-to-date Cyclone results, revenue increased 5%. AMES revenue increased 14%, mainly driven by the inclusion of Northcote and Cyclone results contributing 16% and improved US and Canadian snow tool sales. CBP revenue increased 14% due to increased volume of 10% with the balance primarily due to favorable product mix. Segment revenue reflected the unfavorable impact of foreign currency translation of $7,200 or 2%.

For the six months ended March 31, 2015, Segment operating profit increased 37% to $25,020 compared to $18,211 in the prior year period. The prior year included $1,534 of restructuring charges related to the consolidation initiative at AMES and $798 of acquisition costs related to the Northcote transaction. Excluding restructuring charges and acquisition costs, prior year Segment operating profit was $20,543 compared to $25,020 in the current period, an increase of 22%. The current period included an unfavorable impact of foreign currency of $1,700 or 9%; the currency impact was more than offset by the contributions from Northcote and Cyclone of 26%, with the balance of the profit increase attributable to organic revenue growth. In both periods, AMES experienced manufacturing inefficiencies in connection with its plant consolidation initiative; this initiative was completed at the end of the 2015 first quarter. Segment depreciation and amortization increased $1,132 from the prior year period.

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

In January 2013, AMES undertook to close certain of its U.S. manufacturing facilities and consolidate affected operations primarily into its Camp Hill and Carlisle, PA locations. These actions, completed at the end of the 2015 first quarter, improved manufacturing and distribution efficiencies, allow for in-sourcing of certain production previously performed by third party suppliers, and improved material flow and absorption of fixed costs. Management continues to estimate that AMES' initiative will result in annual cash savings exceeding $10,000, based on current operating levels. Realization of expected savings began in the current quarter.

Since January 2013, AMES incurred pre-tax restructuring and related exit costs approximating $7,941, comprised of cash charges of $4,016 and non-cash, asset-related charges of $3,925; cash charges included $2,622 for one-time termination benefits and other personnel-related costs and $1,394 for facility exit costs; there were $19,964 of related capital expenditures. The charges and capital expenditures are consistent with the amounts estimated at the onset of the initiative.

HBP recognized $692 and $1,534 in restructuring and related exit costs for the quarter and six months ended March 31, 2014; such charges primarily related to one-time termination benefits, facility and other personnel costs, and asset impairment charges related to the AMES initiative. There were no such charges in the current year.

Telephonics

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2015		2014		2015		2014
Revenue	$98,687		$104,185		$189,345		$200,210
Segment operating profit	$9,114	9.2%	$10,677	10.2%	$16,631	8.8%	$21,329	10.7%
Depreciation and amortization	2,502		1,858		5,017		3,602
Segment adjusted EBITDA	$11,616	11.8%	$12,535	12.0%	$21,648	11.4%	$24,931	12.5%

For the quarter ended March 31, 2015, revenue decreased $5,498 or 5% compared to the prior year quarter, primarily due to timing of awards and work performed on Communications and Surveillance Systems ("CSS"), specifically Communication Open System Architecture ("COSA") and Secure Digital Intercommunications ("SDI") product sales, partially offset by the timing of work performed on the Multi-Mode ASW radar.

For the quarter ended March 31, 2015, Segment operating profit decreased $1,563 or 15%, and operating profit margin decreased 100 basis points, compared to the prior year quarter. The decrease was primarily attributable to reduced revenue.

For the six months ended March 31, 2015, revenue decreased $10,865 or 5%, compared to the prior year period, due to the timing of awards and work performed on COSA and SDI products.

For the six months ended March 31, 2015, Segment operating profit decreased $4,698 or 22%, and operating margin decreased 190 basis points compared to the prior year period, primarily as a result of reduced revenue.

During the six months ended March 31, 2015, Telephonics was awarded several new contracts and incremental funding on existing contracts approximating $178,100. Contract backlog was $482,000 at March 31, 2015, with 73% expected to be fulfilled in the next 12 months. Backlog was $494,000 at September 30, 2014 and $486,000 at March 31, 2014. Backlog is defined as unfilled firm orders for products and services for which funding has been both authorized and appropriated by the customer or Congress, in the case of the U.S. government agencies.

Plastics

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2015		2014		2015		2014
Revenue	$137,728		$151,959		$277,520		$290,942
Segment operating profit	$9,867	7.2%	$9,352	6.2%	$17,887	6.4%	$15,177	5.2%
Depreciation and amortization	5,897		6,864		12,428		13,782
Segment adjusted EBITDA	$15,764	11.4%	$16,216	10.7%	$30,315	10.9%	$28,959	10.0%

For the quarter ended March 31, 2015, revenue decreased $14,231, or 9%, compared to the prior year quarter, primarily due to the unfavorable impact of foreign currency of $11,700 or 7% and 4% unfavorable product mix, partially offset by the benefit of increased volume contributing 2%. Resin had no material impact on revenue in the quarter. Plastics adjusts selling prices based on underlying resin costs on a delayed basis.

For the quarter ended March 31, 2015, Segment operating profit increased $515 or 6% compared to the prior year quarter. The impact of the revenue decrease and unfavorable mix was more than offset by the change in the impact of resin pricing pass through of 47% and the benefit from improved operations. The unfavorable impact of foreign currency was $1,400 or 15%.

For the six months ended March 31, 2015, revenue decreased $13,422, or 5%, compared to the prior year period, primarily due to the unfavorable impact of foreign currency of $17,500 or 6%; excluding the impact of currency, revenue increased 1% due to the benefit of favorable volume contributing 3% and the pass through of higher resin costs in customer selling prices contributing 1%, partially offset by a 2% impact from unfavorable mix.

For the six months ended March 31, 2015, Segment operating profit increased $2,710 or 18%, compared to the prior year period. The impact of the revenue decrease and unfavorable mix was more than offset by the change in the impact of resin pricing pass through of 42% and the benefit of improved operations. The unfavorable impact of foreign currency was $1,800 or 12%.

Unallocated

For the quarter ended March 31, 2015, unallocated amounts totaled $7,580 compared to $8,391 in the prior year; for the six months ended March 31, 2015, unallocated amounts totaled $15,844 compared to $16,374 in the prior year. The decrease in the current quarter and six months compared to the respective prior year periods primarily related to decreased stock compensation and incentive costs.

Segment Depreciation and Amortization

Segment depreciation and amortization increased $742 and $1,193, respectively, for the quarter and six months ended March 31, 2015 compared to the prior year periods, primarily due to the inclusion of Northcote and Cyclone.

Other Expense

For the quarters ended March 31, 2015 and 2014, Other income (expense) included $(985) and $436, respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $517 and $15, respectively, of net investment income.

For the six months ended March 31, 2015 and 2014, Other income (expense) included $(1,525) and $679, respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $563 and $127, respectively, of net investment income.

Provision for income taxes

In both the quarter and six months ended March 31, 2015, the Company reported pretax income compared to losses in the prior year respective periods.  The Company recognized tax provisions of 37.5% and 37.7% for the quarter and six months ended March 31, 2015, respectively, compared to benefits of 16.1% and 13.2%, respectively, in the comparable prior year periods.
The current quarter and six months include $145 and $494, respectively, of provisions for discrete items resulting primarily from the provision for taxes on repatriation of foreign earnings, partially offset by the benefit of the retroactive extension of the federal R&D credit signed into law December 19, 2014 and release of valuation allowance. The comparable prior year periods included provisions of $609 and $320, respectively, from discrete items resulting primarily from the conclusion of tax audits in certain jurisdictions, and the impact of enacted tax law changes. Excluding discrete items, the effective tax rates for the quarter and six months ended March 31, 2015 were 35.7% and 35.2%, respectively, compared to benefit rates of 18.1% and 14.4% in the comparable prior year periods, respectively.

Stock based compensation

For the quarters ended March 31, 2015 and 2014, stock based compensation expense totaled $2,795 and $3,321, respectively. For the six months ended March 31, 2015 and 2014, stock based compensation expense totaled $5,372 and $4,996, respectively.

Comprehensive income (loss)

For the quarter ended March 31, 2015, total other comprehensive loss, net of taxes, of $30,019, included a $30,384 loss from foreign currency translation adjustments primarily due to the weakening of the Euro, Canadian, Australian and Brazilian currencies, all in comparison to the U.S. Dollar, a $353 benefit from pension amortization of actuarial losses, a $80 loss on cash flow hedges and $92 gain on available-for-sale securities.

For the quarter ended March 31, 2014, total other comprehensive income, net of taxes, of $2,323, included a $1,224 gain from foreign currency translation adjustments primarily due to the strengthening of the Australian and Brazilian currencies, partially offset by the weakening of the Canadian currency and Euro, all in comparison to the U.S. Dollar, and a $1,099 benefit from pension, primarily due to settling a non U.S. pension plan and amortization of actuarial losses.

For the six months ended March 31, 2015, total other comprehensive loss, net of taxes, of $46,202 included a $45,884 loss from foreign currency translation adjustments primarily due to the weakening of the Euro, Canadian, Australian and Brazilian currencies, all in comparison to the U.S. Dollar, and a $706 benefit from pension amortization of actuarial losses, a $154 loss on cash flow hedges and $870 settlement of available-for-sale securities.

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

Discontinued operations – Installation Services

There was no revenue or income from the Installation Services’ business for the quarters and six months ended March 31, 2015 and 2014.

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

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

Cash Flows from Continuing Operations	For the Six Months Ended March 31,
(in thousands)	2015	2014
Net Cash Flows Used In:
Operating activities	$(43,051)	$(26,576)
Investing activities	(30,645)	(57,332)
Financing activities	28,206	(23,234)

Cash used in continuing operations for the six months ended March 31, 2015 was $43,051 compared to usage of $26,576 in the prior year period. Current assets net of current liabilities, excluding short-term debt and cash, increased to $478,365 at March 31, 2015 compared to $399,417 at September 30, 2014, primarily due to increases in inventory, contract costs and recognized income not yet billed, and decreases in accounts payable and accrued liabilities. Current year cash flow from operating activities benefited $7,423 from the inclusion of first quarter Northcote results and year-to-date Cyclone results.

During the six months ended March 31, 2015, Griffon used cash for investing activities of $30,645 compared to $57,332 in the prior year; the prior year included approximately $22,000 related to the acquisition of Northcote. The current year includes proceeds received of $8,891 from the sale of available securities. Current year capital expenditures totaled $39,713, an increase of $4,868 from the prior year.

During the six months ended March 31, 2015, cash used in financing activities totaled $28,206 compared to a cash source of $23,234 in the prior year. The outflow of cash used in financing activities in the current year compared to the inflow in the prior year principally reflects the changes in the Revolving Credit Facility (the "Credit Agreement") net borrowings in 2015 compared to 2014. At March 31, 2015, outstanding borrowings under the Credit Agreement were $95,000 compared to outstanding borrowings of $20,000 in the prior year. At March 31, 2015, we had $867,477 of debt outstanding compared to $772,603 outstanding at March 31, 2014. On May 1, 2014 Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock; on March 20, 2015, an additional $50,000 was authorized. Under these programs, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During the six months ended March 31, 2015, Griffon purchased 2,606,241 shares of common stock under the May 1, 2014 program, for a total of $36,498 or $14.00 per share. In addition, during the six months ended March 31, 2015, 76,025 shares, with a market value of $1,080, or $$14.21 per share, were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock.

During the six months ended March 31, 2015, the Board of Directors approved two quarterly cash dividends of $0.04 per share each. On April 30, 2015, the Board of Directors declared a quarterly cash dividend of $0.04 per share, payable on June 25, 2015 to shareholders of record as of the close of business on May 22, 2015.

Payments related to Telephonics revenue are received in accordance with the terms of development and production subcontracts; certain of such receipts are progress or performance based payments. Plastics' customers are generally substantial industrial companies whose payments have been steady, reliable and made in accordance with the terms governing such sales. Plastics' sales satisfy orders that are received in advance of production, in which payment terms are established in advance. With respect to HBP, there have been no material adverse impacts on payment for sales.

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. For the six months ended March 31, 2015:

•	The United States Government and its agencies, through either prime or subcontractor relationships, represented 14% of Griffon’s consolidated revenue and 72% of Telephonics’ revenue.

•	Procter & Gamble Co. represented 14% of Griffon’s consolidated revenue and 51% of Plastics’ revenue.

•	The Home Depot represented 11% of Griffon’s consolidated revenue and 21% of HBP’s revenue.

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

Cash and Equivalents and Debt	March 31,	September 30,
(in thousands)	2015	2014
Cash and equivalents	$42,602	$92,405
Notes payables and current portion of long-term debt	9,162	7,886
Long-term debt, net of current maturities	858,315	791,301
Debt discount and issuance costs	20,687	23,384
Total debt	888,164	822,571
Debt, net of cash and equivalents	$845,562	$730,166

On February 27, 2014, in an unregistered offering through a private placement under Rule 144A, Griffon issued, at par, $600,000 of 5.25% Senior Notes due 2022 (“Senior Notes”); interest is payable semi-annually on March 1 and September 1. Proceeds from the Senior Notes were used to redeem $550,000 of 7.125% senior notes due 2018, to pay a call and tender offer premium of $31,530 and to make interest payments of $16,716, with the balance used to pay a portion of the related transaction fees and expenses. In connection with the issuance of the Senior Notes, all obligations under the $550,000 of 7.125% senior notes due 2018 were discharged.

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On June 18, 2014, Griffon exchanged all of the Senior Notes for substantially identical Senior Notes registered under the Securities Act of 1933 via an exchange offer. The fair value of the Senior Notes approximated $594,000 on March 31, 2015 based upon quoted market prices (level 1 inputs).

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

On March 13, 2015, Griffon amended its Credit Agreement to increase the credit facility from $225,000 to $250,000, extend its maturity date from March 28, 2019 to March 13, 2020, and modify certain other provisions of the credit facility. The facility includes a letter of credit sub-facility with a limit of $50,000 (decreased from $60,000 prior to the amendment), and a multi-currency sub-facility of $50,000. The Credit Agreement provides for same day borrowings of base rate loans in lieu of a swing line sub-facility. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility or the occurrence of a default or an event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, in each case without a floor, plus an applicable margin, which adjusts based on financial performance. Current margins are 1.00% (compared to 1.25% prior to the amendment) for base rate loans and 2.00% (compared to 2.25% prior to the amendment) for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens and make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors and a pledge of not greater than 65% of the equity interest in each of Griffon’s material, first-tier foreign subsidiaries (except that a lien on the assets of Griffon's material domestic subsidiaries securing a limited amount of the debt under the credit agreement relating to Griffon's Employee Stock Ownership Plan ("ESOP") ranks pari passu with the lien granted on such assets under the Credit Agreement). At March 31, 2015, outstanding borrowings and standby letters of credit were $95,000 and $20,560, respectively, under the Credit Agreement; $134,440 was available for borrowing at that date.

On December 21, 2009, Griffon issued $100,000 principal of 4% convertible subordinated notes due 2017 (the “2017 Notes”). The current conversion rate of the 2017 Notes is 69.3811 shares of Griffon’s common stock per $1 principal amount of notes, corresponding to a conversion price of $14.41 per share. When a cash dividend is declared that would result in an adjustment to the conversion ratio of less than 1%, any adjustment to the conversion ratio is deferred until the first to occur of (i) actual conversion;

(ii) the 42nd trading day prior to maturity of the notes; and (iii) such time as the cumulative adjustment equals or exceeds 1%. As of March 31, 2015, the above conversion price reflects dividends paid through March 26, 2015. At both March 31, 2015 and 2014, the 2017 Notes had a capital in excess of par component, net of tax, of $15,720. The fair value of the 2017 Notes approximated $129,813 on March 31, 2015 based upon quoted market prices (level 1 inputs).

On October 21, 2013, Griffon refinanced two real estate mortgages to secure loans totaling $17,175. The loans mature in October 2018, are collateralized by the related properties and are guaranteed by Griffon. The loans bear interest at a rate of LIBOR plus 2.75%. At March 31, 2015, $15,454 was outstanding, net of issuance costs.

In December 2013, Griffon’s ESOP entered into an agreement that refinanced the two existing ESOP loans into one new Term Loan in the amount of $21,098 (the "Agreement"). The Agreement also provided for a Line Note with $10,000 available to purchase shares of Griffon common stock in the open market. In July 2014, Griffon's ESOP entered into an amendment to the existing Agreement which provided an additional $10,000 Line Note available to purchase shares in the open market. During 2014, the Line Notes were combined with the Term Loan to form one new Term Loan. The Term Loan bears interest at LIBOR plus 2.38% or the lender’s prime rate, at Griffon’s option. The Term Loan requires quarterly principal payments of $551, with a balloon payment of approximately $30,137 due at maturity on December 31, 2018. During 2014, 1,591,117 shares of Griffon common stock, for a total of $20,000 or $12.57 per share, were purchased with proceeds from the Line Notes. As of March 31, 2015, $37,588, net of issuance costs, was outstanding under the Term Loan. The Term Loan is secured by shares purchased with the proceeds of the loan and with a lien on a specific amount of Griffon assets (which lien ranks pari passu with the lien granted on such assets under the Credit Agreement) and is guaranteed by Griffon.

In October 2006, CBP entered into a capital lease totaling $14,290 for real estate in Troy, Ohio. The lease matures in 2022, bears interest at a fixed rate of 5.0%, is secured by a mortgage on the real estate and is guaranteed by Griffon. At March 31, 2015, $7,875 was outstanding.

In November 2010, Clopay Europe GmbH (“Clopay Europe”) entered into a €10,000 revolving credit facility and a €20,000 term loan. The term loan was paid off in December 2013 and the revolver had no borrowings outstanding at March 31, 2015. The revolving facility matures in November 2015 and is renewable upon mutual agreement with the bank. The revolving credit facility accrues interest at EURIBOR plus 2.20% per annum (2.28% at March 31, 2015). Clopay Europe is required to maintain a certain minimum equity to assets ratio and keep leverage below a certain level, defined as the ratio of total debt to EBITDA.
Clopay do Brazil maintains lines of credit of $4,000. Interest on borrowings accrues at a rate of Brazilian CDI plus 6.0% (18.60% at March 31, 2015). At March 31, 2015 there was $2,200 borrowed under the lines. Clopay Plastic Products Company, Inc. guarantees the loan and lines.
In November 2012, Garant G.P. (“Garant”) entered into a CAD $15,000 revolving credit facility.  The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (1.54% LIBOR USD and 2.45% Bankers Acceptance Rate CDN as of March 31, 2015). The revolving facility matures in November 2015. Garant is required to maintain a certain minimum equity.  At March 31, 2015, there was $2,291 borrowed under the revolving credit facility with CAD $12,110 available.

In December 2013 and May 2014, Northcote Holdings Pty Ltd entered into two unsecured term loans in the outstanding amounts of AUD $12,500 and AUD $20,000, respectively. The AUD $12,500 term loan requires quarterly interest payments with principal due upon maturity in December 2016. The AUD $20,000 term loan requires quarterly principal payments of AUD $625 beginning in August 2015, with a balloon payment due upon maturity in May 2017. The loans accrue interest at Bank Bill Swap Bid Rate “BBSY” plus 2.8% per annum (5.16% at March 31, 2015 for each loan). As of March 31, 2015, Northcote had an outstanding combined balance of $25,079, net of issuance costs, on the term loans.

Subsidiaries of Northcote Holdings Pty Ltd also maintain two lines of credit of AUD $3,000 and AUD $5,000 which accrue interest at BBSY plus 2.25% per annum (4.61% at March 31, 2015) and 2.50% per annum (4.86% at December 31, 2014), respectively. At March 31, 2015, there were no outstanding borrowings under the lines. Griffon guarantees the term loans and the AUD $3,000 line of credit; the assets of a subsidiary of Northcote Holdings Pty Ltd secures the AUD $5,000 line of credit.

At March 31, 2015, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements.

In each of May 2014 and March 2015, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under both programs, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During the quarter ended March 31, 2015, Griffon purchased 1,581,200 shares of common stock under the May 2014 program, for a total of $24,212 or $15.31 per share. During the six month period ended March 31, 2015, Griffon purchased 2,606,241 shares of common stock under the May 2014 program, for a total of $36,498 or $14.00 per share.

The December 10, 2013 repurchase of 4,444,444 shares from GS Direct for $50,000 was effected in a private transaction at a per share price of $11.25, an approximate 9.2% discount to the stock’s closing price on November 12, 2013, the day before announcement of the transaction. This transaction was exclusive of the Company’s authorized share repurchase programs. After closing the transaction, GS Direct continued to hold approximately 5.56 million shares (approximately 10% of the shares outstanding at such time) of Griffon’s common stock. Subject to certain exceptions, if GS Direct intends to sell its remaining shares of Griffon common stock at any time prior to December 31, 2015, it will first negotiate in good faith to sell such shares to the Company.

From August 2011 to March 31, 2015, Griffon repurchased 14,045,547 shares of common stock, for a total of $158,695 or $11.30 per share, inclusive of the December 10, 2013 repurchase of 4,444,444 shares of its common stock for $50,000 from GS Direct. As of March 31, 2015, $52,362 remains under existing Board authorizations.

On November 17, 2011, the Company began declaring quarterly cash dividends. During 2014, the Company declared and paid dividends totaling $0.12 per share. During the six months ended March 31, 2015, the Board of Directors approved two quarterly cash dividends of $0.04 per share. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends.

On April 30, 2015, the Board of Directors declared a quarterly cash dividend of $0.04 per share, payable on June 25, 2015 to shareholders of record as of the close of business on May 22, 2015.

During the six months ended March 31, 2015 and 2014, Griffon used cash for discontinued operations of $545 and $640, respectively, primarily related to settling remaining Installation Services liabilities and environmental costs.

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

Foreign Exchange

Griffon conducts business in various non-U.S. countries, primarily in Canada, Germany, Brazil, the United Kingdom, Turkey, China, Sweden, Australia and Mexico; therefore, changes in the value of the currencies of these countries affect the financial position and cash flows when translated into U.S. Dollars. Griffon has generally accepted the exposure to exchange rate movements relative to its non-U.S. operations. Griffon may, from time to time, hedge its currency risk exposures. A change of 10% or less in the value of all applicable foreign currencies would not have a material effect on Griffon’s financial position and cash flows.

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

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

(a)    Recent sales of unregistered securities
On January 14, 2015, Griffon sold 21,699 shares of common stock to AMES management for an aggregate of $285 in a private offering pursuant to the exemption provided for in Section 4(2) of, and Regulation D promulgated pursuant to, the Securities Act of 1933.

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(1)
January 1 - 31, 2015	547,626	(2)	$13.46	533,000
February 1 - 28, 2015	398,200		15.64	398,200
March 1 - 31, 2015	650,000		16.63	650,000
Total	1,595,826		$15.31	1,581,200	$52,362

1.
On each of May 1, 2014 and March 31, 2015, the Company’s Board of Directors authorized the repurchase of up to $50,000 of Griffon common stock; as of March 31, 2015, an aggregate of $52,362 remained available for the purchase of Griffon common stock under the May 1, 2014 and March 31, 2015 $50,000 Board authorized repurchase programs.

2.
Includes (a) 533,000 shares purchased by the Company in open market purchases pursuant to a stock buyback plan authorized by the Company's Board of Directors and (b) 14,626 shares acquired by the Company from holders of restricted stock upon vesting of the restricted stock, to satisfy tax-withholding obligations of the holders.

Item 3    Defaults Upon Senior Securities
None

Item 4    Mine Safety Disclosures
None

Item 5    Other Information
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On April 30, 2015, Louis J. Grabowsky was elected to serve on Griffon’s Board of Directors, and entered into a customary indemnification agreement with Griffin which provides that Griffon will indemnify Mr. Grabowsky to the fullest extent permitted by applicable law, and which includes provisions relating to the advancement of expenses incurred by or on behalf of Mr. Grabowsky. This indemnification agreement is in the same form as the indemnification agreement entered into between Griffon and each of its other directors and each of its executive officers; the form of the indemnification agreement is filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

Mr. Grabowsky will receive compensation for his services pursuant to our director compensation program. This program is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015. Pursuant to our director compensation program, Mr. Grabowsky received a grant of 3,700 restricted shares of Griffon common stock at the time of his election to the Board, which grant vests at the rate of one-third a year for three years.

Item 6	Exhibits

10.1	Letter Agreement, dated January 28, 2015, between Griffon Corporation and Harvey R. Blau.

10.2	Director Compensation Program, amended and restated as of January 29, 2015.

31.1	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Document*

101.DEF	XBRL Taxonomy Extension Definitions Document*

101.LAB	XBRL Taxonomy Extension Labels Document*

101.PRE	XBRL Taxonomy Extension Presentations Document*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.

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
(Principal Financial Officer)

/s/ Brian G. Harris
Brian G. Harris
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

Date: April 30, 2015

EXHIBIT INDEX

10.1	Letter Agreement, dated January 28, 2015, between Griffon Corporation and Harvey R. Blau.

10.2	Director Compensation Program, amended and restated as of January 29, 2015.

31.1	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Document*

101.DEF	XBRL Taxonomy Extension Definitions Document*

101.LAB	XBRL Taxonomy Extension Labels Document*

101.PRE	XBRL Taxonomy Extension Presentations Document*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.