Form 10-Q
period 2015-06-30
GRIFFON CORP
filed 2015-07-31
CIK 50725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2015

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

The number of shares of common stock outstanding at June 30, 2015 was 49,837,104.

Griffon Corporation and Subsidiaries

Part I – Financial Information
Item 1 – Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited)
	June 30, 2015	September 30, 2014
CURRENT ASSETS
Cash and equivalents	$45,955	$92,405
Accounts receivable, net of allowances of $6,411 and $7,336	240,189	258,436
Contract costs and recognized income not yet billed, net of progress payments of $16,834 and $16,985	104,011	109,930
Inventories, net	318,193	290,135
Prepaid and other current assets	46,747	62,569
Assets of discontinued operations	1,625	1,624
Total Current Assets	756,720	815,099
PROPERTY, PLANT AND EQUIPMENT, net	366,364	370,565
GOODWILL	362,745	375,294
INTANGIBLE ASSETS, net	219,653	233,623
OTHER ASSETS	14,139	13,302
ASSETS OF DISCONTINUED OPERATIONS	2,131	2,126
Total Assets	$1,721,752	$1,810,009

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$11,771	$7,886
Accounts payable	175,569	218,703
Accrued liabilities	99,029	104,740
Liabilities of discontinued operations	2,392	3,282
Total Current Liabilities	288,761	334,611
LONG-TERM DEBT, net	828,699	791,301
OTHER LIABILITIES	138,800	148,240
LIABILITIES OF DISCONTINUED OPERATIONS	3,244	3,830
Total Liabilities	1,259,504	1,277,982
COMMITMENTS AND CONTINGENCIES - See Note 19
SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	462,248	532,027
Total Liabilities and Shareholders’ Equity	$1,721,752	$1,810,009

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION
(in thousands)	SHARES	PAR VALUE			SHARES	COST			Total
Balance at September 30, 2014	78,484	$19,621	$506,090	$427,913	25,335	$(354,216)	$(30,064)	$(37,317)	$532,027
Net income	—	—	—	23,486	—	—	—	—	23,486
Dividend	—	—	—	(5,807)	—	—	—	—	(5,807)
Tax effect from exercise/vesting of equity awards, net	—	—	345	—	—	—	—	—	345
Amortization of deferred compensation	—	—	—	—	—	—	—	2,088	2,088
Common stock issued	56	14	357	—	—	—	—	—	371
Common stock acquired	—	—	—	—	3,917	(58,218)	—	—	(58,218)
Common stock issued for equity awards, net	549	137	(296)	—	—	—	—	—	(159)
ESOP allocation of common stock	—	—	651	—	—	—	—	—	651
Stock-based compensation	—	—	8,303	—	—	—	—	—	8,303
Other comprehensive loss, net of tax	—	—	—	—	—	—	(40,839)	—	(40,839)
Balance at June 30, 2015	79,089	$19,772	$515,450	$445,592	29,252	$(412,434)	$(70,903)	$(35,229)	$462,248

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Revenue	$511,694	$505,039	$1,513,874	$1,466,184
Cost of goods and services	388,205	386,732	1,158,021	1,132,387
Gross profit	123,489	118,307	355,853	333,797

Selling, general and administrative expenses	95,575	96,135	283,037	273,437
Restructuring and other related charges	—	358	—	1,892
Total operating expenses	95,575	96,493	283,037	275,329

Income from operations	27,914	21,814	72,816	58,468

Other income (expense)
Interest expense	(12,169)	(11,661)	(35,935)	(37,184)
Interest income	19	120	291	181
Loss from debt extinguishment, net	—	—	—	(38,890)
Other, net	929	2,621	(279)	4,310
Total other expense, net	(11,221)	(8,920)	(35,923)	(71,583)

Income (loss) before taxes	16,693	12,894	36,893	(13,115)
Provision (benefit) for income taxes	5,800	(1,570)	13,407	(4,990)
Net income (loss)	$10,893	$14,464	$23,486	$(8,125)

Basic income (loss) per common share	$0.25	$0.30	$0.52	$(0.16)
Weighted-average shares outstanding	44,025	48,370	45,228	50,038

Diluted income (loss) per common share	$0.23	$0.29	$0.50	$(0.16)
Weighted-average shares outstanding	46,980	49,836	47,285	50,038

Dividends paid per common share	$0.04	$0.03	$0.12	$0.09

Net income (loss)	$10,893	$14,464	$23,486	$(8,125)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	4,801	2,809	(41,083)	896
Pension and other post retirement plans	353	317	1,059	1,732
Gain on cash flow hedge	209	—	55	—
Change in available-for-sale securities	—	—	(870)	—
Total other comprehensive income (loss), net of taxes	5,363	3,126	(40,839)	2,628
Comprehensive income (loss), net	$16,256	$17,590	$(17,353)	$(5,497)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$23,486	$(8,125)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	51,901	50,027
Stock-based compensation	8,303	8,133
Asset impairment charges - restructuring	—	191
Provision for losses on accounts receivable	121	420
Amortization of debt discounts and issuance costs	4,894	4,789
Loss from debt extinguishment, net	—	38,890
Deferred income taxes	1,111	(314)
(Gain) loss on sale/disposal of assets and investments	(317)	78
Change in assets and liabilities, net of assets and liabilities acquired:
Decrease in accounts receivable and contract costs and recognized income not yet billed	14,977	7,443
Increase in inventories	(36,483)	(33,195)
Increase in prepaid and other assets	(596)	(3,439)
Decrease in accounts payable, accrued liabilities and income taxes payable	(39,864)	(15,754)
Other changes, net	2,053	712
Net cash provided by operating activities	29,586	49,856

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(55,365)	(54,859)
Acquired businesses, net of cash acquired	(2,225)	(62,306)
Proceeds from sale of assets	275	491
Investment sales (purchases)	8,891	(8,402)
Net cash used in investing activities	(48,424)	(125,076)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	371	584
Dividends paid	(5,807)	(4,841)
Purchase of shares for treasury	(58,218)	(72,518)
Proceeds from long-term debt	121,523	682,913
Payments of long-term debt	(80,495)	(602,134)
Change in short-term borrowings	(81)	3,138
Financing costs	(592)	(10,928)
Purchase of ESOP shares	—	(10,000)
Tax benefit from exercise/vesting of equity awards, net	345	273
Other, net	206	194
Net cash used in financing activities	(22,748)	(13,319)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities	(830)	(1,018)
Net cash used in discontinued operations	(830)	(1,018)

Effect of exchange rate changes on cash and equivalents	(4,034)	(1,136)

NET DECREASE IN CASH AND EQUIVALENTS	(46,450)	(90,693)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	92,405	178,130
CASH AND EQUIVALENTS AT END OF PERIOD	$45,955	$87,437
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

Griffon currently conducts its operations through three reportable segments:

•	Home & Building Products (“HBP”) consists of two companies, The AMES Companies, Inc. (“AMES”) and Clopay Building Products Company, Inc. (“CBP”):

-	AMES is a global provider of non-powered landscaping products for homeowners and professionals.

-	CBP is a leading manufacturer and marketer of residential, commercial and industrial garage doors to professional dealers and major home center retail chains.

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

NOTE 2 – FAIR VALUE MEASUREMENTS

The carrying values of cash and equivalents, accounts receivable, accounts and notes payable, and revolving credit and variable interest rate debt approximate fair value due to either the short-term nature of such instruments or the fact that the interest rate of the revolving credit and variable rate debt is based upon current market rates.

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

The fair values of Griffon’s 2022 senior notes and 2017, 4% convertible notes approximated $591,000 and $122,250, respectively, on June 30, 2015. Fair values were based upon quoted market prices (level 1 inputs).

Insurance contracts with values of $3,285 at June 30, 2015, are measured and recorded at fair value based upon quoted prices in active markets for similar assets (level 2 inputs) and are included in Prepaid and other current assets on the Consolidated Balance Sheets.

Items Measured at Fair Value on a Recurring Basis

At June 30, 2015, trading securities, measured at fair value based on quoted prices in active markets for similar assets (level 2 inputs), with a fair value of $1,231 ($1,000 cost basis) were included in Prepaid and other current assets on the Consolidated Balance Sheets. During the second quarter, the Company settled all outstanding available-for-sale securities with proceeds totaling $8,891 and recognized a gain of $489 in Other income, and accordingly, a gain of $870, net of tax, on available-for-sale securities was reclassified out of Accumulated other comprehensive income (loss) ("AOCI"). Realized and unrealized gains and losses on trading securities, and realized gains and losses on available-for-sale securities are included in Other income in the Consolidated Statements of Operations and Comprehensive Income (Loss).

In the normal course of business, Griffon’s operations are exposed to the effect of changes in foreign currency exchange rates. To manage these risks, Griffon may enter into various derivative contracts such as foreign currency exchange contracts, including forwards and options. During 2015, Griffon entered into several such contracts in order to lock into a foreign currency rate for planned settlements of trade and inter-company liabilities payable in US dollars. Griffon had $12,851 of Australian dollar contracts at a weighted average rate of $1.31. At inception, these hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in Other comprehensive income (loss) and Prepaid and other current assets, or Accrued liabilities, until settlement. Upon settlement, gains and losses are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Cost of goods and services ("COGS"). AOCI included deferred gains of $439

($307, net of tax) at June 30, 2015 and gains of $281 and $520 were recorded in COGS during the quarter and nine months ended June 30, 2015, respectively, for all settled contracts. All contracts expire in 7 to 153 days.

At June 30, 2015, Griffon had $1,698 of Canadian dollar contracts at a weighted average rate of $1.25. The contracts, which protect Canada operations from currency fluctuations for U.S. dollar based purchases, do not qualify for hedge accounting. As of June 30, 2015, a fair value gain of $159 was recorded to Other income for the outstanding contracts, based on similar contract values (level 2 inputs). All contracts expire in 48 to 108 days. Gains of $78 and $164 were recorded in Other Income during the quarter and nine months ended June 30, 2015, respectively, for all settled contracts.

NOTE 3 – ACQUISITIONS

On April 16, 2015, AMES acquired the assets of an operational wood mill in Champion, PA from the Babcock Lumber Company for $2,225. The purchase price was preliminarily allocated to property, plant and equipment. The wood mill secures wood supplies, lowers overall production costs and mitigates risk associated with manufacturing handles for wheelbarrows and long-handled tools.

On May 21, 2014, AMES acquired the Australian Garden and Tools business of Illinois Tool Works, Inc. (“Cyclone”) for approximately $40,000. Cyclone, which was integrated with AMES, offers a full range of quality garden and hand tool products sold under various leading brand names including Cyclone®, Nylex® and Trojan®, designed to meet the requirements of both the Do-it-Yourself and professional trade segments. Selling, General and Administrative ("SG&A") expenses included $1,600 and $763 of related acquisition costs recorded in the third and fourth quarters of 2014, respectively.

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

The following table summarizes the fair values of the Cyclone and Northcote assets and liabilities as of the date of acquisition:

	Cyclone	Northcote	Total
Current Assets, net of cash acquired	$21,116	$7,398	$28,514
PP&E	488	1,385	1,873
Goodwill	14,770	11,254	26,024
Amortizable intangible assets	11,608	6,098	17,706
Indefinite life intangible assets	3,548	3,121	6,669
Total assets acquired	51,530	29,256	80,786
Total liabilities assumed	(12,005)	(7,475)	(19,480)
Net assets acquired	$39,525	$21,781	$61,306
Amounts assigned to major intangible assets, none of which are tax deductible, for Cyclone and Northcote are as follows:

	Cyclone	Northcote	Total	Amortization Period (Years)
Goodwill	$14,770	$11,254	26,024	N/A
Tradenames	3,548	3,121	6,669	Indefinite
Customer relationships	11,608	6,098	17,706	25
	$29,926	$20,473	50,399

NOTE 4 – INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out or average) or market.

The following table details the components of inventory:

	At June 30, 2015	At September 30, 2014
Raw materials and supplies	$78,225	$75,560
Work in process	79,029	67,866
Finished goods	160,939	146,709
Total	$318,193	$290,135

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

The following table details the components of property, plant and equipment, net:

	At June 30, 2015	At September 30, 2014
Land, building and building improvements	$123,874	$127,714
Machinery and equipment	736,021	720,417
Leasehold improvements	46,487	42,852
	906,382	890,983
Accumulated depreciation and amortization	(540,018)	(520,418)
Total	$366,364	$370,565
Depreciation and amortization expense for property, plant and equipment was $15,541 and $14,766 for the quarters ended June 30, 2015 and 2014, respectively, and $46,100 and $44,163 for the nine months ended June 30, 2015 and 2014, respectively. Depreciation included in SG&A expenses was $3,257 and $2,507 for the quarters ended June 30, 2015 and 2014, respectively, and $9,688 and $7,743 for the nine months ended June 30, 2015 and 2014. Remaining components of depreciation, attributable to manufacturing operations, are included in Cost of goods and services.

No event or indicator of impairment occurred during the nine months ended June 30, 2015, which would require additional impairment testing of property, plant and equipment.

NOTE 6 – GOODWILL AND OTHER INTANGIBLES

The following table provides changes in the carrying value of goodwill by segment during the nine months ended June 30, 2015:

	At September 30, 2014	Other adjustments including currency translations	At June 30, 2015
Home & Building Products	$291,844	$(3,303)	$288,541
Telephonics	18,545	—	18,545
Plastics	64,905	(9,246)	55,659
Total	$375,294	$(12,549)	$362,745

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	At June 30, 2015			At September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$171,959	$38,676	25	$180,282	$35,280
Unpatented technology	6,144	3,435	13	6,500	3,313
Total amortizable intangible assets	178,103	42,111		186,782	38,593
Trademarks	83,661	—		85,434	—
Total intangible assets	$261,764	$42,111		$272,216	$38,593

Amortization expense for intangible assets was $1,907 and $2,028 for the quarters ended June 30, 2015 and 2014, respectively and $5,801 and $5,864 for the nine months ended June 30, 2015 and 2014, respectively.

No event or indicator of impairment occurred during the nine months ended June 30, 2015, which would require impairment testing of long-lived intangible assets including goodwill.

NOTE 7 – INCOME TAXES
In both the quarter and nine months ended June 30, 2015, the Company reported pretax income compared to pretax income in the prior year quarter and a pretax loss in the prior year nine-month period.  The Company recognized tax provisions of 34.7% and 36.3% for the quarter and nine months ended June 30, 2015, respectively, compared to benefits of 12.2% and 38.0%, respectively, in the comparable prior year periods.

The current quarter and nine months ended June 30, 2015 included a $250 discrete benefit and $244 discrete provision, respectively. The comparable prior year periods included benefits of $1,860 and $1,540, respectively. In both years, the discrete items arose primarily from the filing of returns, conclusion of tax audits in various jurisdictions and the impact of enacted tax law changes. Excluding discrete items, and for the prior year also excluding the impact from debt extinguishment, the effective tax rates for the quarter and nine months ended June 30, 2015 were 36.3% and 35.7%, respectively, compared to 36.6% and 36.7%, respectively, in the comparable prior year periods.

NOTE 8 – LONG-TERM DEBT

		At June 30, 2015					At September 30, 2014
		Outstanding Balance	Original Issuer Discount	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate (1)	Outstanding Balance	Original Issuer Discount	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate (1)
Senior notes due 2022	(a)	$600,000	$—	$(8,587)	$591,413	5.25%	$600,000	$—	$(9,553)	$590,447	5.25%
Revolver due 2020	(b)	65,000	—	(2,162)	62,838	n/a	25,000	—	(2,009)	22,991	n/a
Convert. debt due 2017	(c)	100,000	(6,628)	(702)	92,670	4.00%	100,000	(9,584)	(1,034)	89,382	4.00%
Real estate mortgages	(d)	15,744	—	(468)	15,276	n/a	16,388	—	(576)	15,812	n/a
ESOP Loans	(e)	37,295	—	(239)	37,056	n/a	38,946	—	(262)	38,684	n/a
Capital lease - real estate	(f)	7,785	—	(162)	7,623	5.00%	8,551	—	(181)	8,370	5.00%
Non U.S. lines of credit	(g)	7,116	—	(8)	7,108	n/a	3,306	—	—	3,306	n/a
Non U.S. term loans	(h)	24,879	—	(96)	24,783	n/a	28,470	—	(161)	28,309	n/a
Other long term debt	(i)	1,703	—	—	1,703	n/a	1,910	—	(24)	1,886	n/a
Totals		859,522	(6,628)	(12,424)	840,470		822,571	(9,584)	(13,800)	799,187
less: Current portion		(11,771)	—	—	(11,771)		(7,886)	—	—	(7,886)
Long-term debt		$847,751	$(6,628)	$(12,424)	$828,699		$814,685	$(9,584)	$(13,800)	$791,301

		Three Months Ended June 30, 2015					Three Months Ended June 30, 2014
		Effective Interest Rate (1)	Cash Interest	Amort. Debt Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate (1)	Cash Interest	Amort. Debt Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2022	(a)	5.5%	7,875	—	323	8,198	5.5%	7,875	—	310	8,185
Revolver due 2020	(b)	n/a	761	—	116	877	n/a	309	—	144	453
Convert. debt due 2017	(c)	9.2%	1,000	1,004	111	2,115	9.1%	1,000	921	112	2,033
Real estate mortgages	(d)	3.8%	117	—	36	153	3.8%	124	—	35	159
ESOP Loans	(e)	2.9%	255	—	17	272	2.9%	192	—	25	217
Capital lease - real estate	(f)	5.3%	100	—	6	106	5.3%	112	—	5	117
Non U.S. lines of credit	(g)	n/a	195	—	—	195	n/a	307	—	27	334
Non U.S. term loans	(h)	n/a	324	—	14	338	n/a	273	—	13	286
Other long term debt	(i)	n/a	12	—	1	13	n/a	6	—	9	15
Capitalized interest			(98)	—	—	(98)		(138)	—	—	(138)
Totals			$10,541	$1,004	$624	$12,169		$10,060	$921	$680	$11,661
(1) not applicable = n/a

		Nine Months Ended June 30, 2015					Nine Months Ended June 30, 2014
		Effective Interest Rate (1)	Cash Interest	Amort. Debt Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate (1)	Cash Interest	Amort. Debt Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2018	(a)	n/a	$—	$—	$—	$—	7.4%	$15,930	$—	$667	$16,597
Senior notes due 2022	(a)	5.5%	23,625	—	967	24,592	5.5%	10,675	—	421	11,096
Revolver due 2020	(b)	n/a	1,758	—	407	2,165	n/a	782	—	422	1,204
Convert. debt due 2017	(c)	9.1%	3,000	2,956	332	6,288	9.1%	3,000	2,713	333	6,046
Real estate mortgages	(d)	3.9%	357	—	108	465	4.0%	376	—	108	484
ESOP Loans	(e)	2.9%	769	—	52	821	3.2%	524	—	32	556
Capital lease - real estate	(f)	5.3%	308	—	19	327	5.4%	345	—	19	364
Non U.S. lines of credit	(g)	n/a	445	—	—	445	n/a	724	—	27	751
Non U.S. term loans	(h)	n/a	1,049	—	44	1,093	n/a	426	—	17	443
Other long term debt	(i)	n/a	65	—	9	74	n/a	17	—	30	47
Capitalized interest			(335)	—	—	(335)		(404)	—	—	(404)
Totals			$31,041	$2,956	$1,938	$35,935		$32,395	$2,713	$2,076	$37,184

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

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On June 18, 2014, Griffon exchanged all of the Senior Notes for substantially identical Senior Notes registered under the Securities Act of 1933 via an exchange offer. The fair value of the Senior Notes approximated $591,000 on June 30, 2015 based upon quoted market prices (level 1 inputs).

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

(b)
On March 13, 2015, Griffon amended its Revolving Credit Facility (the “Credit Agreement”) to increase the credit facility from $225,000 to $250,000, extend its maturity date from March 28, 2019 to March 13, 2020 and modify certain other provisions of the facility. The facility includes a letter of credit sub-facility with a limit of $50,000 (decreased from $60,000), and a multi-currency sub-facility of $50,000. The Credit Agreement provides for same day borrowings of base rate loans in lieu of a swing line sub-facility. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility, or the occurrence or event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, in each case without a floor, plus an applicable margin, which adjusts based on financial performance. Current margins are 1.25% for base rate loans and 2.25% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants, and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in each of Griffon’s material, first-tier foreign subsidiaries (except that a lien on the assets of Griffon's material domestic subsidiaries securing a limited amount of the debt under the credit agreement relating to Griffon's Employee Stock Ownership Plan ("ESOP") ranks pari passu with the lien granted on such assets under the Credit Agreement; see footnote (e) below). At June 30, 2015, outstanding borrowings and standby letters of credit were $65,000 and $17,200, respectively, under the Credit Agreement; $167,800 was available for borrowing at that date.

(c)
On December 21, 2009, Griffon issued $100,000 principal of 4% convertible subordinated notes due 2017 (the “2017 Notes”). The current conversion rate of the 2017 Notes is 69.3811 shares of Griffon’s common stock per $1 principal amount of notes, corresponding to a conversion price of $14.41 per share. When a cash dividend is declared that would result in an adjustment to the conversion ratio of less than 1%, any adjustment to the conversion ratio is deferred until the first to occur of (i) actual conversion; (ii) the 42nd trading day prior to maturity of the notes; and (iii) such time as the cumulative adjustment equals or exceeds 1%. As of June 30, 2015, aggregate dividends since the last conversion price adjustment of $0.04 per share would have resulted in an adjustment to the conversion ratio of approximately 0.25%. At both June 30, 2015 and 2014, the 2017 Notes had a capital in excess of par component, net of tax, of $15,720. The fair value of the 2017 Notes approximated $122,250 on June 30, 2015 based upon quoted market prices (level 1 inputs).

(d)
On October 21, 2013, Griffon refinanced two real estate mortgages to secure loans totaling $17,175. The loans mature in October 2018, are collateralized by the related properties and are guaranteed by Griffon. The loans bear interest at a rate of LIBOR plus 2.75%.

(e)
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

(f)
In October 2006, CBP entered into a capital lease totaling $14,290 for real estate in Troy, Ohio. The lease matures in 2022, bears interest at a fixed rate of 5.0%, is secured by a mortgage on the real estate and is guaranteed by Griffon.

(g)
In November 2010, Clopay Europe GmbH (“Clopay Europe”) entered into a €10,000 revolving credit facility and a €20,000 term loan. The term loan was paid off in December 2013 and the revolver had no borrowings outstanding at June 30, 2015. The revolving facility matures in November 2015 and is renewable upon mutual agreement with the bank. The revolving credit facility accrues interest at EURIBOR plus 2.20% per annum (2.20% at June 30, 2015). Clopay Europe is required to maintain a certain minimum equity to assets ratio and keep leverage below a certain level, defined as the ratio of total debt to EBITDA.

Clopay do Brazil maintains lines of credit of $4,125. Interest on borrowings accrues at a rate of Brazilian CDI plus 6.0% (19.64% at June 30, 2015). At June 30, 2015 there was $2,769 borrowed under the lines. Clopay Plastic Products Company, Inc. guarantees the loan and lines.
In November 2012, Garant G.P. (“Garant”) entered into a CAD $15,000 revolving credit facility.  The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (1.58% LIBOR USD and 2.22% Bankers Acceptance Rate CDN as of June 30, 2015). The revolving facility matures in November 2015. Garant is required to maintain a certain minimum equity.  At June 30, 2015, there was $4,347 (CAD $5,355) borrowed under the revolving credit facility with $7,829 (CAD $9,645) available.

(h)
In December 2013 and May 2014, Northcote Holdings Pty Ltd entered into two unsecured term loans in the outstanding amounts of AUD $12,500 and AUD $20,000, respectively. The AUD $12,500 term loan requires quarterly interest payments with principal due upon maturity in December 2016. The AUD $20,000 term loan requires quarterly principal payments of AUD $625 beginning in August 2015, with a balloon payment due upon maturity in May 2017. The loans accrue interest at Bank Bill Swap Bid Rate “BBSY” plus 2.8% per annum (4.96% at June 30, 2015 for each loan). As of June 30, 2015, Northcote had an outstanding combined balance of $24,783 on the term loans, net of deferred costs.

Subsidiaries of Northcote Holdings Pty Ltd also maintain two lines of credit of AUD $3,000 and AUD $5,000 which accrue interest at BBSY plus 2.25% per annum (4.41% at June 30, 2015) and 2.50% per annum (4.66% at June 30, 2015), respectively. At June 30, 2015, there were no outstanding borrowings under the lines. Griffon guarantees the term loans and the AUD $3,000 line of credit; the assets of a subsidiary of Northcote Holdings Pty Ltd secures the AUD $5,000 line of credit.

(i)	Other long-term debt primarily consists of capital leases.
At June 30, 2015, Griffon and its subsidiaries were in compliance with the terms and covenants of all credit and loan agreements.

NOTE 9 — SHAREHOLDERS’ EQUITY

During 2015, the Company paid a quarterly cash dividend of $0.04 per share in each quarter, totaling $0.12 per share for the nine months ended June 30, 2015. During 2014, the Company paid quarterly cash dividends of $0.03 per share, totaling $0.12 per share for the year. Dividends paid on allocated shares in the ESOP were used to pay down the ESOP loan and recorded as a reduction in expense. A dividend payable was established for the holders of restricted shares; such dividends will be released upon vesting of the underlying restricted shares.

On July 30, 2015, the Board of Directors declared a quarterly cash dividend of $0.04 per share, payable on September 23, 2015 to shareholders of record as of the close of business on August 20, 2015.

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

In February 2011, shareholders approved the Griffon Corporation 2011 Equity Incentive Plan ("Incentive Plan") under which awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, deferred shares and other stock-based awards may be granted. On January 30, 2014, shareholders approved an amendment and restatement of the Incentive Plan, which, among other things, added 1,200,000 shares to the Incentive Plan. Options granted under the Incentive Plan may be either “incentive stock options” or nonqualified stock options, generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The maximum number of shares of common stock available for award under the Incentive Plan is 4,200,000 (600,000 of which may be issued as incentive stock options), plus any shares underlying awards outstanding on the effective date of the Incentive Plan under the 2006 Incentive Plan that are subsequently canceled or forfeited. As of June 30, 2015, 401,185 shares were available for grant.

All grants outstanding under the Griffon Corporation 2001 Stock Option Plan, 2006 Equity Incentive Plan and Outside Director Stock Award Plan will continue under their terms; no additional awards will be granted under such plans.

During the first quarter of 2015, Griffon granted 462,032 restricted stock awards with vesting periods of three years, 458,016 of which are also subject to certain performance conditions, with a total fair value of $5,775, or a weighted average fair value of $12.50 per share. During the second quarter of 2015, Griffon granted 201,399 restricted stock awards with vesting periods of three years, 146,699 of which are also subject to certain performance conditions, with a total fair value of $2,805, or a weighted average fair value of $13.93 per share. During the third quarter of 2015, Griffon granted 14,060 restricted stock awards with vesting periods of three years and a total fair value of $230, or weighted average fair value of $16.38 per share.

For the quarters ended June 30, 2015 and 2014, stock based compensation expense totaled $2,931 and $3,137, respectively. For the nine months ended June 30, 2015 and 2014, stock based compensation expense totaled $8,303 and $8,133, respectively.

During the quarter and nine months ended June 30, 2015, 761 shares, with a market value of $12 or $16.32 per share, and 76,786 shares, with a market value of $1,092 or $14.22 per share, respectively, were withheld to settle employee taxes due to the vesting of restricted stock, and were added to treasury.

In May 2014, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock; on March 20, 2015, an additional $50,000 was authorized. Under both programs, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During the quarter ended June 30, 2015, Griffon purchased 1,234,214 shares of common stock under both the May 2014 and March 2015 programs, for a total of $20,628 or $16.71 per share. During the nine months ended June 30, 2015, Griffon purchased 3,840,455 shares of common stock under both the May 2014 and March 2015 programs, for a total of $57,126 or $14.87 per share. As of June 30, 2015, $31,734 remains under the March 2015 Board authorization. On July 30, 2015, Griffon's Board of Directors authorized the repurchase of an additional $50,000 of Griffon's outstanding common stock. During the fourth quarter, through and including July 29, 2015, the Company purchased 630,185 shares for a total of $10,109. Accordingly, Griffon now has $21,625 available under the March 2015 authorization and a total of $71,625 available for the purchase of its shares of common stock inclusive of the July 30, 2015 authorization.

From August 2011 to June 30, 2015, Griffon repurchased 10,835,317 shares of common stock, for a total of $129,323 or $11.94 per share, under Board authorized repurchase programs.

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

NOTE 10 – EARNINGS PER SHARE (EPS)

Basic EPS (and diluted EPS in periods when a loss exists) was calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS was calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with stock based compensation and upon the settlement of the 2017 Convertible notes. In the nine months ended June 30, 2015 and in the prior year periods, the 2017 Notes were anti-dilutive due to the conversion price being greater than the weighted-average stock price during the periods presented.

The following table is a reconciliation of the share amounts (in thousands) used in computing earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Weighted average shares outstanding - basic	44,025	48,370	45,228	50,038
Incremental shares from stock based compensation	2,056	1,466	1,929	—
Convertible debt due 2017	899	—	128	—

Weighted average shares outstanding - diluted	46,980	49,836	47,285	50,038

Anti-dilutive options excluded from diluted EPS computation	480	643	514	643
Anti-dilutive restricted stock excluded from diluted EPS computation	—	—	—	1,609

Griffon has the intent and ability to settle the principal amount of the 2017 Notes in cash, and as such, the potential issuance of shares related to the principal amount of the 2017 Notes does not affect diluted shares.

NOTE 11 – BUSINESS SEGMENTS

Griffon’s reportable segments are as follows:

•
HBP is a leading manufacturer and marketer of residential, commercial and industrial garage doors to professional dealers and major home center retail chains, as well as a global provider of non-powered landscaping products for homeowners and professionals.

•	Telephonics develops, designs and manufactures high-technology integrated information, communication and sensor system solutions for military and commercial markets worldwide.

•	Plastics is an international leader in the development and production of embossed, laminated and printed specialty plastic films used in a variety of hygienic, health-care and industrial applications.
Information on Griffon’s reportable segments is as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
REVENUE	2015	2014	2015	2014
Home & Building Products:
AMES	$140,614	$132,179	$432,816	$389,492
CBP	131,577	121,814	374,690	334,494
Home & Building Products	272,191	253,993	807,506	723,986
Telephonics	115,340	102,446	304,685	302,656
Plastics	124,163	148,600	401,683	439,542
Total consolidated net sales	$511,694	$505,039	$1,513,874	$1,466,184

The following table reconciles segment operating profit to income before taxes:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
INCOME (LOSS) BEFORE TAXES	2015	2014	2015	2014
Segment operating profit:
Home & Building Products	$16,268	$9,747	$41,288	$27,958
Telephonics	13,284	13,134	29,915	34,463
Plastics	8,299	8,075	26,186	23,252
Total segment operating profit	37,851	30,956	97,389	85,673
Net interest expense	(12,150)	(11,541)	(35,644)	(37,003)
Unallocated amounts	(9,008)	(6,521)	(24,852)	(22,895)
Loss from debt extinguishment, net	—	—	—	(38,890)
Income before taxes	$16,693	$12,894	$36,893	$(13,115)

Griffon evaluates performance and allocates resources based on each segment's operating results before interest income and expense, income taxes, depreciation and amortization, unallocated amounts (mainly corporate overhead), restructuring charges, acquisition-related expenses and gains (losses) from debt extinguishment, as applicable (“Segment adjusted EBITDA”). Griffon believes this information is useful to investors for the same reason.

The following table provides a reconciliation of Segment adjusted EBITDA to Income (loss) before taxes:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2015	2014	2015	2014
Segment adjusted EBITDA:
Home & Building Products	$25,386	$19,596	$67,186	$55,787
Telephonics	15,712	15,087	37,360	40,018
Plastics	14,084	14,922	44,399	43,881
Total Segment adjusted EBITDA	55,182	49,605	148,945	139,686
Net interest expense	(12,150)	(11,541)	(35,644)	(37,003)
Segment depreciation and amortization	(17,331)	(16,691)	(51,556)	(49,723)
Unallocated amounts	(9,008)	(6,521)	(24,852)	(22,895)
Loss from debt extinguishment, net	—	—	—	(38,890)
Restructuring charges	—	(358)	—	(1,892)
Acquisition costs	—	(1,600)	—	(2,398)
Income (loss) before taxes	$16,693	$12,894	$36,893	$(13,115)

Unallocated amounts typically include general corporate expenses not attributable to a reportable segment.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
DEPRECIATION and AMORTIZATION	2015	2014	2015	2014
Segment:
Home & Building Products	$9,118	$7,891	$25,898	$23,539
Telephonics	2,428	1,953	7,445	5,555
Plastics	5,785	6,847	18,213	20,629
Total segment depreciation and amortization	17,331	16,691	51,556	49,723
Corporate	117	104	345	304
Total consolidated depreciation and amortization	$17,448	$16,795	$51,901	$50,027

CAPITAL EXPENDITURES
Segment:
Home & Building Products	$8,644	$8,194	$30,019	$23,384
Telephonics	1,644	6,082	3,952	14,969
Plastics	4,820	5,063	19,985	15,213
Total segment	15,108	19,339	53,956	53,566
Corporate	544	675	1,409	1,293
Total consolidated capital expenditures	$15,652	$20,014	$55,365	$54,859

ASSETS	At June 30, 2015	At September 30, 2014
Segment assets:
Home & Building Products	$1,062,188	$1,033,453
Telephonics	296,937	319,327
Plastics	348,743	389,464
Total segment assets	1,707,868	1,742,244
Corporate	10,128	64,015
Total continuing assets	1,717,996	1,806,259
Assets of discontinued operations	3,756	3,750
Consolidated total	$1,721,752	$1,810,009

NOTE 12 – DEFINED BENEFIT PENSION EXPENSE

Defined benefit pension expense (income) was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Service cost	$—	$—	$—	$90
Interest cost	2,207	2,416	6,621	7,415
Expected return on plan assets	(2,932)	(2,820)	(8,796)	(8,590)
Amortization:
Prior service cost	4	4	12	11
Recognized actuarial loss	541	485	1,623	1,463
Net periodic expense (income)	$(180)	$85	$(540)	$389

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

In May 2014, the FASB issued guidance on revenue from contracts with customers. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved, in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. This guidance permits the use of either the retrospective or cumulative effect transition method and is effective for the Company beginning in 2019; early adoption is permitted beginning in 2018. We have not yet selected a transition method and are currently evaluating the impact of the guidance on the Company's financial condition, results of operations and related disclosures.

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

In April 2015, the FASB issued guidance on simplifying the presentation of debt issuance costs. This guidance requires debt issuance costs on the balance sheet to be presented as a direct deduction from the carrying amount of a related debt liability, similar to debt discounts. The Company early adopted this guidance in March 2015 and applied it retrospectively for all periods presented in the financial statements. Adoption of this standard did not have a significant impact on the Company's consolidated financial statements.

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

NOTE 14 – DISCONTINUED OPERATIONS

The following amounts related to the Installation Services segment, discontinued in 2008, and other businesses discontinued several years ago, which have been segregated from Griffon’s continuing operations, and are reported as assets and liabilities of discontinued operations in the condensed consolidated balance sheets:

	At June 30, 2015	At September 30, 2014
Assets of discontinued operations:
Prepaid and other current assets	$1,625	$1,624
Other long-term assets	2,131	2,126
Total assets of discontinued operations	$3,756	$3,750

Liabilities of discontinued operations:
Accrued liabilities, current	$2,392	$3,282
Other long-term liabilities	3,244	3,830
Total liabilities of discontinued operations	$5,636	$7,112

There was no Installation Services revenue or income for the nine months ended June 30, 2015 or 2014.

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

HBP recognized $358 and $1,892 in restructuring and other related exit costs in the quarter and nine months ended June 30, 2014, respectively; such charges primarily related to one-time termination benefits, facility and other personnel costs, and asset impairment charges related to the AMES plant consolidation initiatives. There were no restructuring charges in the current year.

A summary of the restructuring and other related charges included in the line item “Restructuring and other related charges” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) were recognized as follows:

	Workforce Reduction	Facilities & Exit Costs	Other Related Costs	Total
Amounts incurred in:
Quarter ended December 31, 2013	$638	$95	$109	$842
Quarter ended March 31, 2014	495	137	60	692
Quarter ended June 30, 2014	$289	$47	$22	$358
Nine Months Ended June 30, 2014	$1,422	$279	$191	$1,892

The activity in the restructuring accrual recorded in accrued liabilities consisted of the following:

Workforce Reduction
Accrued liability at September 30, 2014	$5,228
Payments	(4,396)
Accrued liability at June 30, 2015	$832

NOTE 16 – OTHER EXPENSE

For the quarters ended June 30, 2015 and 2014, Other income (expense) included $722 and $365, respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $(36) and $1,437, respectively, of net investment income.

For the nine months ended June 30, 2015 and 2014, Other income (expense) included $(803) and $1,044, respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $527 and $1,563, respectively, of net investment income.

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

Changes in Griffon’s warranty liability, included in Accrued liabilities, were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Balance, beginning of period	$5,674	$7,111	$4,934	$6,649
Warranties issued and changes in estimated pre-existing warranties	1,057	576	3,848	2,677
Actual warranty costs incurred	(1,803)	(1,199)	(3,854)	(2,838)
Balance, end of period	$4,928	$6,488	$4,928	$6,488

NOTE 18 – OTHER COMPREHENSIVE INCOME (LOSS)

The amounts recognized in other comprehensive income (loss) were as follows:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$4,801	$—	$4,801	$2,809	$—	$2,809
Pension and other defined benefit plans	545	(192)	353	491	(174)	317
Gain on cash flow hedge	278	(69)	209	—	—	—
Total other comprehensive income (loss)	$5,624	$(261)	$5,363	$3,300	$(174)	$3,126

	Nine Months Ended June 30, 2015			Nine Months Ended June 30, 2014
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(41,083)	$—	$(41,083)	$896	$—	$896
Pension and other defined benefit plans	1,635	(576)	1,059	2,682	(950)	1,732
Gain on cash flow hedge	74	(19)	55	—	—	—
Available-for-sale securities	(1,370)	500	(870)	—	—	—
Total other comprehensive income (loss)	$(40,744)	$(95)	$(40,839)	$3,578	$(950)	$2,628

The components of Accumulated other comprehensive income (loss) are as follows:

	June 30, 2015	September 30, 2014
Foreign currency translation adjustments	$(44,903)	$(3,820)
Pension and other defined benefit plans	(26,307)	(27,366)
Gain on cash flow hedge	307	252
Available-for-sale securities	—	870
	$(70,903)	$(30,064)

Total comprehensive income (loss) were as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$10,893	$14,464	$23,486	$(8,125)
Other comprehensive income (loss), net of taxes	5,363	3,126	(40,839)	2,628
Comprehensive loss	$16,256	$17,590	$(17,353)	$(5,497)

Amounts reclassified from accumulated other comprehensive income (loss) to income (loss) were as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
Gain (Loss)	2015	2014	2015	2014
Pension amortization	$(545)	$(491)	$(1,635)	$(2,682)
Cash flow hedges	100	—	520	—
Available-for-sale securities	—	—	1,370	—
Total gain (loss)	(445)	(491)	255	(2,682)
Tax benefit (expense)	162	174	(80)	950
Total	$(283)	$(317)	$175	$(1,732)

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

Union Fork and Hoe, Frankfort, NY site. The former Union Fork and Hoe property in Frankfort NY was acquired by Ames in 2006 as part of a larger acquisition, and has historic site contamination involving chlorinated solvents, petroleum hydrocarbons and metals. AMES has entered into an Order on Consent with the New York State Department of Environmental Conservation. While the Order is without admission or finding of liability or acknowledgment that there has been a release of hazardous substances at the site, AMES is required to perform a remedial investigation of certain portions of the property and to recommend a remediation option. At the conclusion of the remediation phase to the satisfaction of the DEC, the DEC will issue a Certificate of Completion. AMES has performed significant investigative and remedial activities in the last few years under work plans approved by the DEC, and the DEC recently approved the final remedial investigation report. AMES is now required to submit a Feasibility Study investigating four remedial options, and expects to do so by August 31, 2015. The DEC is expected to issue a Record of Decision approving the selection of a remedial alternative by March 31, 2016. Implementation of the selected remedial alternative is expected to occur in 2016 to 2017. AMES has a number of defenses to liability in this matter, including its rights under a Consent Judgment entered into between the DEC and a predecessor of AMES relating to the site.

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

NOTE 20 — CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the domestic assets of Clopay Building Products Company, Inc., Clopay Plastic Products Company, Inc., Telephonics Corporation, The AMES Companies, Inc., ATT Southern, Inc. and Clopay Ames True Temper Holding Corp., all of which are indirectly 100% owned by Griffon. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act of 1933, presented below are condensed consolidating financial information as of June 30, 2015 and September 30, 2014 and for the three and nine months ended June 30, 2015 and 2014. The financial information may not necessarily be indicative of the results of operations or financial position of the guarantor companies or non-guarantor companies had they operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly-owned subsidiaries accounted for under the equity method.

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

CONDENSED CONSOLIDATING BALANCE SHEETS
At June 30, 2015

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CURRENT ASSETS
Cash and equivalents	$4,736	$12,893	$28,326	$—	$45,955
Accounts receivable, net of allowances	—	214,674	62,298	(36,783)	240,189
Contract costs and recognized income not yet billed, net of progress payments	—	103,860	151	—	104,011
Inventories, net	—	255,192	63,001	—	318,193
Prepaid and other current assets	11,960	24,806	12,616	(2,635)	46,747
Assets of discontinued operations	—	—	1,625	—	1,625
Total Current Assets	16,696	611,425	168,017	(39,418)	756,720
PROPERTY, PLANT AND EQUIPMENT, net	1,142	274,343	90,879	—	366,364
GOODWILL	—	284,875	77,870	—	362,745
INTANGIBLE ASSETS, net	93	153,432	66,128	—	219,653
INTERCOMPANY RECEIVABLE	587,567	981,607	226,066	(1,795,240)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	757,858	644,539	1,757,687	(3,160,084)	—
OTHER ASSETS	41,319	50,321	9,948	(87,449)	14,139
ASSETS OF DISCONTINUED OPERATIONS	—	—	2,131	—	2,131
Total Assets	$1,404,675	$3,000,542	$2,398,726	$(5,082,191)	$1,721,752
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$2,203	$1,176	$8,392	$—	$11,771
Accounts payable and accrued liabilities	33,668	196,298	68,430	(23,798)	274,598
Liabilities of discontinued operations	—		2,392	—	2,392
Total Current Liabilities	35,871	197,474	79,214	(23,798)	288,761

LONG-TERM DEBT, net	781,774	6,745	40,180	—	828,699
INTERCOMPANY PAYABLES	60,428	944,302	742,973	(1,747,703)	—
OTHER LIABILITIES	59,213	155,397	26,185	(101,995)	138,800
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	3,244	—	3,244
Total Liabilities	937,286	1,303,918	891,796	(1,873,496)	1,259,504
SHAREHOLDERS’ EQUITY	467,389	1,696,624	1,506,930	(3,208,695)	462,248
Total Liabilities and Shareholders’ Equity	$1,404,675	$3,000,542	$2,398,726	$(5,082,191)	$1,721,752

CONDENSED CONSOLIDATING BALANCE SHEETS
At September 30, 2014

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CURRENT ASSETS
Cash and equivalents	$6,813	$31,522	$54,070	$—	$92,405
Accounts receivable, net of allowances	—	213,922	77,218	(32,704)	258,436
Contract costs and recognized income not yet billed, net of progress payments	—	109,804	126	—	109,930
Inventories, net	—	219,326	70,537	272	290,135
Prepaid and other current assets	4,366	26,319	17,101	14,783	62,569
Assets of discontinued operations	—	—	1,624	—	1,624
Total Current Assets	11,179	600,893	220,676	(17,649)	815,099

PROPERTY, PLANT AND EQUIPMENT, net	1,327	270,519	98,643	76	370,565
GOODWILL	—	284,875	90,419	—	375,294
INTANGIBLE ASSETS, net	—	156,772	76,851	—	233,623
INTERCOMPANY RECEIVABLE	540,080	892,433	213,733	(1,646,246)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	780,600	662,403	1,782,406	(3,225,409)	—
OTHER ASSETS	27,880	53,896	6,739	(75,213)	13,302
ASSETS OF DISCONTINUED OPERATIONS	—	—	2,126	—	2,126
Total Assets	$1,361,066	$2,921,791	$2,491,593	$(4,964,441)	$1,810,009
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$2,202	$1,144	$4,540	$—	$7,886
Accounts payable and accrued liabilities	25,703	227,419	91,132	(20,811)	323,443
Liabilities of discontinued operations	—	—	3,282	—	3,282
Total Current Liabilities	27,905	228,563	98,954	(20,811)	334,611
LONG-TERM DEBT, net	738,360	7,806	45,135	—	791,301
INTERCOMPANY PAYABLES	21,573	815,094	762,192	(1,598,859)	—
OTHER LIABILITIES	41,201	151,674	26,949	(71,584)	148,240
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	3,830	—	3,830
Total Liabilities	829,039	1,203,137	937,060	(1,691,254)	1,277,982
SHAREHOLDERS’ EQUITY	532,027	1,718,654	1,554,533	(3,273,187)	532,027
Total Liabilities and Shareholders’ Equity	$1,361,066	$2,921,791	$2,491,593	$(4,964,441)	$1,810,009

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended June 30, 2015

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$416,433	$110,204	$(14,943)	$511,694
Cost of goods and services	—	310,578	85,841	(8,214)	388,205
Gross profit	—	105,855	24,363	(6,729)	123,489
Selling, general and administrative expenses	5,978	73,190	24,286	(7,879)	95,575
Total operating expenses	5,978	73,190	24,286	(7,879)	95,575

Income (loss) from operations	(5,978)	32,665	77	1,150	27,914

Other income (expense)
Interest income (expense), net	(2,402)	(7,770)	(1,978)	—	(12,150)
Other, net	(26)	2,075	30	(1,150)	929
Total other income (expense)	(2,428)	(5,695)	(1,948)	(1,150)	(11,221)
Income (loss) before taxes	(8,406)	26,970	(1,871)	—	16,693
Provision (benefit) for income taxes	(3,194)	9,726	(732)	—	5,800
Income (loss) before equity in net income of subsidiaries	(5,212)	17,244	(1,139)	—	10,893
Equity in net income (loss) of subsidiaries	16,105	(1,206)	17,244	(32,143)	—
Net income (loss)	$10,893	$16,038	$16,105	$(32,143)	$10,893

Net Income (loss)	$10,893	$16,038	$16,105	$(32,143)	$10,893
Other comprehensive income (loss), net of taxes	5,363	2,077	3,258	(5,335)	5,363
Comprehensive income (loss)	$16,256	$18,115	$19,363	$(37,478)	$16,256

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended June 30, 2014

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$392,361	$126,343	$(13,665)	$505,039
Cost of goods and services	—	295,148	103,938	(12,354)	386,732
Gross profit	—	97,213	22,405	(1,311)	118,307
Selling, general and administrative expenses	7,034	71,110	19,617	(1,626)	96,135
Restructuring and other related charges	—	349	9	—	358
Total operating expenses	7,034	71,459	19,626	(1,626)	96,493
Income (loss) from operations	(7,034)	25,754	2,779	315	21,814
Other income (expense)
Interest income (expense), net	(1,750)	(7,367)	(2,424)	—	(11,541)
Loss from debt extinguishment, net	—	—	—	—	—
Other, net	1,436	2,497	(997)	(315)	2,621
Total other income (expense)	(314)	(4,870)	(3,421)	(315)	(8,920)
Income (loss) before taxes	(7,348)	20,884	(642)	—	12,894
Provision (benefit) for income taxes	(9,322)	7,322	430	—	(1,570)
Income (loss) before equity in net income of subsidiaries	1,974	13,562	(1,072)	—	14,464
Equity in net income (loss) of subsidiaries	12,490	(1,161)	13,562	(24,891)	—
Net income (loss)	$14,464	$12,401	$12,490	$(24,891)	$14,464

Net Income (loss)	$14,464	$12,401	$12,490	$(24,891)	$14,464
Other comprehensive income (loss), net of taxes	3,126	(592)	3,547	(2,955)	3,126
Comprehensive income (loss)	$17,590	$11,809	$16,037	$(27,846)	$17,590

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended June 30, 2015

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$1,194,589	$362,291	$(43,006)	$1,513,874
Cost of goods and services	—	906,573	285,435	(33,987)	1,158,021
Gross profit	—	288,016	76,856	(9,019)	355,853
Selling, general and administrative expenses	16,799	214,717	61,734	(10,213)	283,037
Total operating expenses	16,799	214,717	61,734	(10,213)	283,037
Income (loss) from operations	(16,799)	73,299	15,122	1,194	72,816
Other income (expense)
Interest income (expense), net	(6,530)	(22,895)	(6,219)	—	(35,644)
Other, net	541	4,985	(4,611)	(1,194)	(279)
Total other income (expense)	(5,989)	(17,910)	(10,830)	(1,194)	(35,923)
Income (loss) before taxes	(22,788)	55,389	4,292	—	36,893
Provision (benefit) for income taxes	(8,659)	20,525	1,541	—	13,407
Income (loss) before equity in net income of subsidiaries	(14,129)	34,864	2,751	—	23,486
Equity in net income (loss) of subsidiaries	37,615	4,095	34,864	(76,574)	—
Net income (loss)	$23,486	$38,959	$37,615	$(76,574)	$23,486

Net Income (loss)	$23,486	$38,959	$37,615	$(76,574)	$23,486
Other comprehensive income (loss), net of taxes	(40,839)	(14,578)	(25,962)	40,540	(40,839)
Comprehensive income (loss)	$(17,353)	$24,381	$11,653	$(36,034)	$(17,353)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended June 30, 2014

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$1,133,510	$375,877	$(43,203)	$1,466,184
Cost of goods and services	—	860,322	310,887	(38,822)	1,132,387
Gross profit	—	273,188	64,990	(4,381)	333,797

Selling, general and administrative expenses	20,525	207,725	50,025	(4,838)	273,437
Restructuring and other related charges	—	1,841	51	—	1,892
Total operating expenses	20,525	209,566	50,076	(4,838)	275,329

Income (loss) from operations	(20,525)	63,622	14,914	457	58,468

Other income (expense)
Interest income (expense), net	(8,240)	(21,946)	(6,817)	—	(37,003)
Loss from debt extinguishment, net	(38,890)	—	—	—	(38,890)
Other, net	1,563	5,569	(2,365)	(457)	4,310
Total other income (expense)	(45,567)	(16,377)	(9,182)	(457)	(71,583)
Income (loss) before taxes	(66,092)	47,245	5,732	—	(13,115)
Provision (benefit) for income taxes	(24,901)	19,014	897	—	(4,990)
Income (loss) before equity in net income of subsidiaries	(41,191)	28,231	4,835	—	(8,125)
Equity in net income (loss) of subsidiaries	33,066	4,587	28,231	(65,884)	—
Net income (loss)	$(8,125)	$32,818	$33,066	$(65,884)	$(8,125)

Net Income (loss)	$(8,125)	$32,818	$33,066	$(65,884)	$(8,125)
Other comprehensive income (loss), net of taxes	2,628	1,277	840	(2,117)	2,628
Comprehensive income (loss)	$(5,497)	$34,095	$33,906	$(68,001)	$(5,497)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2015

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$23,486	$38,959	$37,615	$(76,574)	$23,486
Net cash provided by (used in) operating activities:	4,582	16,063	8,941	—	29,586
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(203)	(40,918)	(14,244)	—	(55,365)
Acquired businesses, net of cash acquired	—	(2,225)	—	—	(2,225)
Intercompany distributions	10,000	(10,000)	—	—	—
Proceeds from sale of investments	8,891	—		—	8,891
Proceeds from sale of assets	—	90	185	—	275
Net cash provided by (used in) investing activities	18,688	(53,053)	(14,059)	—	(48,424)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	371	—	—	—	371
Purchase of shares for treasury	(58,218)	—	—	—	(58,218)
Proceeds from long-term debt	112,000	116	9,407	—	121,523
Payments of long-term debt	(73,652)	(1,009)	(5,834)	—	(80,495)
Change in short-term borrowings	—	—	(81)	—	(81)
Financing costs	(592)	—	—	—	(592)
Tax benefit from exercise/vesting of equity awards, net	345	—	—	—	345
Dividends paid	(5,807)	—	—	—	(5,807)
Other, net	206	19,254	(19,254)	—	206
Net cash provided by (used in) financing activities	(25,347)	18,361	(15,762)	—	(22,748)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	—	—	(830)	—	(830)
Effect of exchange rate changes on cash and equivalents	—	—	(4,034)	—	(4,034)
NET DECREASE IN CASH AND EQUIVALENTS	(2,077)	(18,629)	(25,744)	—	(46,450)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	6,813	31,522	54,070	—	92,405
CASH AND EQUIVALENTS AT END OF PERIOD	$4,736	$12,893	$28,326	$—	$45,955

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2014

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,125)	$32,818	$33,066	$(65,884)	$(8,125)
Net cash provided by (used in) operating activities:	(10,966)	(8,300)	69,122	—	49,856
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(672)	(45,749)	(8,438)	—	(54,859)
Acquired businesses, net of cash acquired	—	(1,000)	(61,306)	—	(62,306)
Intercompany distributions	10,000	(10,000)	—	—	—
Investment purchases	(8,402)	—	—	—	(8,402)
Proceeds from sale of assets	—	298	193	—	491
Net cash provided by (used in) investing activities	926	(56,451)	(69,551)	—	(125,076)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	584	—	—	—	584
Purchase of shares for treasury	(72,518)	—	—	—	(72,518)
Proceeds from long-term debt	649,568	(253)	33,598	—	682,913
Payments of long-term debt	(597,613)	(708)	(3,813)	—	(602,134)
Change in short-term borrowings	—	—	3,138	—	3,138
Financing costs	(10,393)	—	(535)	—	(10,928)
Purchase of ESOP shares	(10,000)	—	—	—	(10,000)
Tax benefit from exercise/vesting of equity awards, net	273	—	—	—	273
Dividends paid	(9,841)	5,000	—	—	(4,841)
Other, net	194	54,869	(54,869)	—	194
Net cash provided by (used in) financing activities	(49,746)	58,908	(22,481)	—	(13,319)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	—	—	(1,018)	—	(1,018)
Effect of exchange rate changes on cash and equivalents	—	—	(1,136)	—	(1,136)
NET DECREASE IN CASH AND EQUIVALENTS	(59,786)	(5,843)	(25,064)	—	(90,693)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	68,994	25,343	83,793	—	178,130
CASH AND EQUIVALENTS AT END OF PERIOD	$9,208	$19,500	$58,729	$—	$87,437

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

Griffon currently conducts its operations through three reportable segments:

•	Home & Building Products ("HBP") consists of two companies, The AMES Companies, Inc. (“AMES”) and Clopay Building Products Company, Inc. (“CBP”):

-	AMES is a global provider of non-powered landscaping products for homeowners and professionals.

-	CBP is a leading manufacturer and marketer of residential, commercial and industrial garage doors to professional dealers and major home center retail chains.

•
Telephonics Corporation ("Telephonics") designs, develops and manufactures high-technology integrated information, communication and sensor system solutions for military and commercial markets worldwide.

•
Clopay Plastic Products Company, Inc. ("Plastics") is an international leader in the development and production of embossed, laminated and printed specialty plastic films used in a variety of hygienic, health-care and industrial applications.

As a result of the decline in the U.S. housing market and the subsequent global financial crisis, Griffon has been undergoing a strategic transformation. In May 2008, we announced the divestiture of our Installation Services business, which was consummated by September 2008. In September 2008, Griffon strengthened its balance sheet by raising $248,600 in equity through a common stock rights offering and a related investment by GS Direct L.L.C., an affiliate of The Goldman Sachs Group, Inc. ("GS Direct"). Since that time, Griffon has continued to refine and enhance the strategic direction and operating performance of its companies, while strengthening its balance sheet. During this period, Griffon has grown revenue and earnings through organic growth, cost containment and acquisitions, while returning capital to its shareholders through dividends and stock buybacks.

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

In January 2013, AMES announced its intention to close certain U.S. manufacturing facilities and consolidate affected operations primarily into its Camp Hill and Carlisle, PA locations. These actions, which were completed at the end of the first quarter of 2015, improve manufacturing and distribution efficiencies, allow for in-sourcing of certain production previously performed by third party suppliers, and improve material flow and absorption of fixed costs. Management continues to estimate that AMES' initiative will result in annual cash savings exceeding $10,000, based on current operating levels. Realization of expected savings began in the 2015 second quarter.

On December 31, 2013, AMES acquired Northcote, founded in 1897 and a leading brand in the Australian outdoor planter and decor market, for approximately $22,000. In the first year after acquisition, Northcote was expected to generate approximately $28,000 of annualized revenue.

On May 21, 2014, AMES acquired Cyclone for approximately $40,000. Cyclone offers a full range of quality garden and hand tool products sold under various leading brand names including Cyclone®, Nylex® and Trojan®, designed to meet the requirements of both the Do-it-Yourself and professional trade segments. In the first year after acquisition, Cyclone was expected to generate approximately $65,000 of annualized revenue. Northcote complements Southern Patio and, with Cyclone, adds to AMES' existing lawn and garden operations in Australia.

From August 2011 through June 30, 2015, Griffon repurchased 15,279,761 shares of its common stock, for a total of $179,323 or $11.74 per share. This included the repurchase of 10,835,317 shares on the open market, as well as the December 10, 2013 repurchase of 4,444,444 shares from GS Direct for $50,000, or $11.25 per share. In each of August 2011, May 2014 and March 2015, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under these programs, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. At June 30, 2015, $31,734 remains under the March 2015 Board authorization. On July 30, 2015, Griffon's Board of Directors authorized the repurchase of an additional $50,000 of Griffon's outstanding common stock. During the fourth quarter, through and including July 29, 2015, the Company purchased 630,185 shares for a total of $10,109. Accordingly, Griffon now has $21,625 available under the March 2015 authorization and a total of $71,625 available for the purchase of its shares of common stock inclusive of the July 30, 2015 authorization.

Since September 2008, Griffon's Employee Stock Ownership Plan ("ESOP") purchased 4,013,459 shares of Griffon's common stock, for a total of $44,973 or $11.21 per share. At June 30, 2015, the ESOP holds allocated and unallocated shares totaling 5,546,780, or 11% of Griffon's outstanding shares, with a related loan balance of $37,056, net of issuance costs.

On November 17, 2011, the Company began declaring quarterly dividends. During the nine months ended June 30, 2015, and during 2014 and 2013, the Company declared and paid dividends per share of $0.12, $0.12 and $0.10, respectively, for a total of $17,905 dividends paid during the period.

During 2014, Griffon issued $600,000 of 5.25% Senior Notes due 2022 the proceeds of which were used to redeem $550,000 of 7.125% senior notes due 2018.

On March 13, 2015, Griffon amended its Revolving Credit Facility to increase the credit facility from $225,000 to $250,000, extend its maturity date from March 28, 2019 to March 13, 2020 and modify certain other provisions of the facility.

Griffon also has outstanding $100,000 principal amount of 4% Convertible Subordinated Notes due 2017, with a current conversion rate of 69.3811 shares of Griffon’s common stock per $1 principal amount of notes, which corresponds to a conversion price of $14.41 per share.

OVERVIEW

Revenue for the quarter ended June 30, 2015 was $511,694 compared to $505,039 in the prior year quarter, an increase of 1%; excluding the impact of foreign currency, revenue increased 5%. Net income was $10,893 or $0.23 per share, compared to $14,464 or $0.29 per share, in the prior year quarter; foreign currency was not material in the quarter.

The current quarter included:

•	Discrete tax benefits, net, of $250 or $0.01 per share.

The prior year quarter included:

•	Restructuring charges of $358 ($222, net of tax or $0.00 per share);

•	Acquisition costs of $1,600 ($992, net of tax or $0.02 per share)

•	Discrete tax benefits, net, of $1,860 or $0.04 per share; and

•	Change in impact of debt extinguishment on full year effective tax rate of $(4,357) or $(0.09) per share.

Excluding these items from the respective quarterly results, net income would have been $10,643 or $0.23 per share in the current quarter compared to $9,461 or $0.19 per share in the prior year quarter.

Revenue for the nine months ended June 30, 2015 was $1,513,874 compared to $1,466,184 in the prior year period, an increase of 3%; excluding the impact of foreign currency, revenue increased 6%. Net income was $23,486 or $0.50 per share, compared to a net loss of $8,125 or $0.16 per share, in the prior year period. Excluding the impact of foreign currency, current year-to-date net income would have been $25,410 or $0.54 per share.

Results for the nine months ended June 30, 2015 included:

•	Discrete tax provisions, net, of $244 or $0.01 per share.

Results for the nine months ended June 30, 2014 included:

•	Restructuring charges of $1,892 ($1,173, net of tax or $0.02 per share);

•	Loss from debt extinguishment of $38,890 ($24,964, net of tax or $0.50 per share);

•	Acquisition costs of $2,398 ($1,487, net of tax or $0.03 per share);

•	Discrete tax benefits, net, of $1,540 or $0.03 per share; and

•	Impact of debt extinguishment on full year effective tax rate of $1,491 or $0.03 per share.

Excluding these items from the respective periods, net income would have been $23,730 or $0.50 per share in the nine months ended June 30, 2015 compared to $19,450 or $0.39 per share in the nine months ended June 30, 2014.

Griffon evaluates performance based on Earnings per share and Net income (loss) excluding restructuring charges, acquisition-related expenses, gains (losses) from debt extinguishment and discrete tax items, as applicable. Griffon believes this information is useful to investors. The following table provides a reconciliation of Net income (loss) to adjusted net income and Earnings per share to Adjusted earnings per share:

GRIFFON CORPORATION AND SUBSIDIARIES
RECONCILIATION OF NET INCOME (LOSS)
TO ADJUSTED NET INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$10,893	$14,464	$23,486	$(8,125)
Adjusting items, net of tax:
Loss from debt extinguishment, net	—	—	—	24,964
Restructuring charges	—	222	—	1,173
Acquisition costs	—	992	—	1,487
Extinguishment impact on period tax rate (a)	—	(4,357)	—	1,491
Discrete tax provisions (benefits)	(250)	(1,860)	244	(1,540)
Adjusted net income	$10,643	$9,461	$23,730	$19,450
Diluted income (loss) per common share	$0.23	$0.29	$0.50	$(0.16)
Adjusting items, net of tax:
Loss from debt extinguishment, net	—	—	—	0.50
Restructuring charges	—	—	—	0.02
Acquisition costs	—	0.02	—	0.03
Extinguishment impact on period tax rate (a)	—	(0.09)	—	0.03
Discrete tax provisions (benefits)	(0.01)	(0.04)	0.01	(0.03)
Adjusted earnings per common share	$0.23	$0.19	$0.50	$0.39
Weighted-average shares outstanding (in thousands)	46,980	49,836	47,285	50,038

a) In the prior year quarter ended June 30, 2014, the impact of debt extinguishment on the full year effective tax rate was estimated to be a benefit of $4,357 or $0.09 per share, and for the nine months ended June 30, 2014, a provision of $1,491 or $0.03 per share.

Note: Due to rounding, the sum of earnings per common share and adjusting items, net of tax, may not equal adjusted earnings per common share.

RESULTS OF OPERATIONS

Three and nine months ended June 30, 2015 and 2014

Griffon evaluates performance and allocates resources based on each segment's operating results before interest income and expense, income taxes, depreciation and amortization, unallocated amounts (mainly corporate overhead), restructuring charges, acquisition-related expenses and gains (losses) from debt extinguishment, as applicable (“Segment adjusted EBITDA”). Griffon believes this information is useful to investors for the same reason. The following table provides a reconciliation of Segment operating profit to Income (loss) before taxes:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2015	2014	2015	2014
Segment operating profit:
Home & Building Products	$16,268	$9,747	$41,288	$27,958
Telephonics	13,284	13,134	29,915	34,463
Plastics	8,299	8,075	26,186	23,252
Total segment operating profit	37,851	30,956	97,389	85,673
Net interest expense	(12,150)	(11,541)	(35,644)	(37,003)
Unallocated amounts	(9,008)	(6,521)	(24,852)	(22,895)
Loss from debt extinguishment, net	—	—	—	(38,890)
Income (loss) before taxes	$16,693	$12,894	$36,893	$(13,115)

The following table provides a reconciliation of Segment adjusted EBITDA to Income (loss) before taxes:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2015	2014	2015	2014
Segment adjusted EBITDA:
Home & Building Products	$25,386	$19,596	$67,186	$55,787
Telephonics	15,712	15,087	37,360	40,018
Plastics	14,084	14,922	44,399	43,881
Total Segment adjusted EBITDA	55,182	49,605	148,945	139,686
Net interest expense	(12,150)	(11,541)	(35,644)	(37,003)
Segment depreciation and amortization	(17,331)	(16,691)	(51,556)	(49,723)
Unallocated amounts	(9,008)	(6,521)	(24,852)	(22,895)
Loss from debt extinguishment, net	—	—	—	(38,890)
Restructuring charges	—	(358)	—	(1,892)
Acquisition costs	—	(1,600)	—	(2,398)
Income (loss) before taxes	$16,693	$12,894	$36,893	$(13,115)

Home & Building Products

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2015		2014		2015		2014
Revenue:
AMES	$140,614		$132,179		$432,816		$389,492
CBP	131,577		121,814		374,690		334,494
Home & Building Products	$272,191		$253,993		$807,506		$723,986
Segment operating profit	$16,268	6.0%	$9,747	3.8%	$41,288	5.1%	$27,958	3.9%
Depreciation and amortization	9,118		7,891		25,898		23,539
Restructuring charges	—		358		—		1,892
Acquisition costs	—		1,600		—		2,398
Segment adjusted EBITDA	$25,386	9.3%	$19,596	7.7%	$67,186	8.3%	$55,787	7.7%

For the quarter ended June 30, 2015, revenue increased $18,198 or 7%, compared to the prior year quarter, reflecting a 3% contribution from the Cyclone acquisition (acquired in May 2014), partially offset by a $6,300 or 2% unfavorable foreign currency impact. AMES revenue increased 6% primarily due to the inclusion of Cyclone results contributing 6% and increased wheelbarrow sales; foreign currency was 4% unfavorable. CBP revenue increased 8%, due to increased volume of 5% with the balance primarily due to product mix; foreign currency was 1% unfavorable.

For the quarter ended June 30, 2015, Segment operating profit increased 67% to $16,268 compared to $9,747 in the prior year quarter. The prior year included $358 of restructuring charges related to the consolidation initiative at AMES and $1,600 of acquisition costs related to Cyclone; excluding such costs, prior year Segment operating profit was $11,705, resulting in a 39% increase driven by AMES operational efficiency improvements and cost control measures, contribution from AMES acquisitions of 14%, and increased volume and favorable mix at CBP; foreign currency was 8% unfavorable. Segment depreciation and amortization increased $1,227 from the prior year quarter.

For the nine months ended June 30, 2015, revenue increased $83,520 or 12%, compared to the prior year period; excluding the benefit from acquisitions, revenue increased 5%. AMES revenue increased 11%, mainly driven by the inclusion of Northcote and Cyclone results contributing 12%, and improved North American pots and planter sales; foreign currency was 3% unfavorable. CBP revenue increased 12% due to increased volume of 8% with the balance primarily due to favorable product mix; foreign currency was 1% unfavorable.

For the nine months ended June 30, 2015, Segment operating profit increased 48% to $41,288 compared to $27,958 in the prior year period. The prior year included $1,892 of restructuring charges related to the consolidation initiative at AMES and $2,398 of acquisition costs related to Northcote and Cyclone; excluding such costs, prior year Segment operating profit was $32,248, resulting in a 28% increase. The current period included an unfavorable impact of foreign currency of $2,300 or 8%; the currency impact was more than offset by the contributions from acquisitions of 22%, and increased volume and favorable mix at CBP. In both periods, AMES experienced manufacturing inefficiencies in connection with its plant consolidation initiative; this initiative was completed at the end of the 2015 first quarter; efficiency savings commenced in the 2015 second quarter. Segment depreciation and amortization increased $2,359 from the prior year period.

On May 21, 2014, AMES acquired Cyclone for approximately $40,000. Cyclone offers a full range of quality garden and hand tool products sold under various leading brand names including Cyclone®, Nylex® and Trojan®, designed to meet the requirements of both the Do-it-Yourself and professional trade segments. In the first year after acquisition, Cyclone was expected to generate approximately $65,000 of annualized revenue. Selling, General and Administrative ("SG&A") expenses included $1,600 and $763 of related acquisition costs recorded in the third and fourth quarters of 2014, respectively.

On December 31, 2013, AMES acquired Northcote, a leading brand in the Australian outdoor planter and decor market, for approximately $22,000. Northcote complements Southern Patio, acquired in 2011. In the first year after acquisition, Northcote was expected to generate approximately $28,000 of annualized revenue. First quarter 2014 SG&A expenses included $798 of related acquisition costs. Both Cyclone and Northcote add to AMES’ existing lawn and garden operations in Australia.

In January 2013, AMES undertook to close certain of its U.S. manufacturing facilities and consolidate affected operations primarily into its Camp Hill and Carlisle, PA locations. These actions, completed at the end of the 2015 first quarter, improved manufacturing and distribution efficiencies, allow for in-sourcing of certain production previously performed by third party suppliers, and improved material flow and absorption of fixed costs. Management continues to estimate that AMES' initiative will result in annual cash savings exceeding $10,000, based on current operating levels. Realization of expected savings began in the 2015 second quarter.

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

HBP recognized $358 and $1,892 in restructuring and related exit costs for the quarter and nine months ended June 30, 2014; such charges primarily related to one-time termination benefits, facility and other personnel costs, and asset impairment charges related to the AMES initiative. There were no such charges in the current year.

Telephonics

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2015		2014		2015		2014
Revenue	$115,340		$102,446		$304,685		$302,656
Segment operating profit	$13,284	11.5%	$13,134	12.8%	$29,915	9.8%	$34,463	11.4%
Depreciation and amortization	2,428		1,953		7,445		5,555
Segment adjusted EBITDA	$15,712	13.6%	$15,087	14.7%	$37,360	12.3%	$40,018	13.2%

For the quarter ended June 30, 2015, revenue increased $12,894 or 13% compared to the prior year quarter, primarily due to timing of work performed on the Radar System Division (“RSD”) Multi-Mode ASW product, partially offset by the timing of awards and work performed on Secure Digital Intercommunications (“SDI”) products in Communications and Surveillance Systems.

For the quarter ended June 30, 2015, Segment operating profit increased $150 or 1%, and operating profit margin decreased 130 basis points, compared to the prior year quarter, primarily attributable to the increased revenue and reduced operating expenses, offset by unfavorable program mix.

For the nine months ended June 30, 2015, revenue increased $2,029 or 1%, compared to the prior year period, due to timing of work performed on RSD products, partially offset by the timing of awards and work performed on Airborne Intercommunication Systems products.

For the nine months ended June 30, 2015, Segment operating profit decreased $4,548 or 13%, and operating margin decreased 160 basis points compared to the prior year period, primarily as a result of increased investments in technology as well as unfavorable program mix.

During the nine months ended June 30, 2015, Telephonics was awarded several new contracts and incremental funding on existing contracts approximating $250,100. Contract backlog was $439,000 at June 30, 2015, with 79% expected to be fulfilled in the next 12 months. Backlog was $494,000 at September 30, 2014 and $457,000 at June 30, 2014. Backlog is defined as unfilled firm orders for products and services for which funding has been both authorized and appropriated by the customer or Congress, in the case of the U.S. government agencies.

Plastics

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2015		2014		2015		2014
Revenue	$124,163		$148,600		$401,683		$439,542
Segment operating profit	$8,299	6.7%	$8,075	5.4%	$26,186	6.5%	$23,252	5.3%
Depreciation and amortization	5,785		6,847		18,213		20,629
Segment adjusted EBITDA	$14,084	11.3%	$14,922	10.0%	$44,399	11.1%	$43,881	10.0%

For the quarter ended June 30, 2015, revenue decreased $24,437, or 16%, compared to the prior year quarter, primarily due to the unfavorable impact of foreign currency of $13,400 or 9%, decreased volume (-5%) and an unfavorable impact from the pass through of resin costs in customer selling prices (-2%). Plastics adjusts selling prices based on underlying resin costs on a delayed basis.

For the quarter ended June 30, 2015, Segment operating profit increased $224 or 3% compared to the prior year quarter, primarily due to favorable mix and lower depreciation and amortization, partially offset by reduced volume and the change in the impact of resin pricing pass through of 17%. The favorable impact of foreign currency was $1,400 or 17%.

For the nine months ended June 30, 2015, revenue decreased $37,859, or 9%, compared to the prior year period, primarily due to the unfavorable impact of foreign currency of $30,900 or 7% and unfavorable mix (-1%). Resin pricing had no material impact on revenue year-to-date.

For the nine months ended June 30, 2015, Segment operating profit increased $2,934 or 13%, compared to the prior year period. The impact of the revenue decrease, unfavorable mix and foreign currency was more than offset by the change in the impact of resin pricing pass through of 21% and the benefit of improved operations and lower depreciation and amortization. The unfavorable impact of foreign currency was $400 or 2%.

Unallocated

For the quarter ended June 30, 2015, unallocated amounts totaled $9,008 compared to $6,521 in the prior year; for the nine months ended June 30, 2015, unallocated amounts totaled $24,852 compared to $22,895 in the prior year. The prior year quarter and year-to-date periods included investment gains of $1,437 and $1,563, respectively. The increase in the current quarter and nine months compared to the respective prior year periods primarily related to timing of incentive costs and higher investment income in the prior year periods.

Segment Depreciation and Amortization

Segment depreciation and amortization increased $640 and $1,833, respectively, for the quarter and nine months ended June 30, 2015 compared to the prior year periods, primarily due to the inclusion of Northcote and Cyclone.

Other Expense

For the quarters ended June 30, 2015 and 2014, Other income (expense) included $722 and $365, respectively, of net currency exchange gains in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $(36) and $1,437, respectively, of net investment income.

For the nine months ended June 30, 2015 and 2014, Other income (expense) included $(803) and $1,044, respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $527 and $1,563, respectively, of net investment income.

Provision for income taxes

In both the quarter and nine months ended June 30, 2015, the Company reported pretax income compared to pretax income in the prior year quarter and a pretax loss in the prior year nine-month period.  The Company recognized tax provisions of 34.7% and 36.3% for the quarter and nine months ended June 30, 2015, respectively, compared to benefits of 12.2% and 38.0%, respectively, in the comparable prior year periods.

The current quarter and nine months ended June 30, 2015 included a $250 discrete benefit and $244 discrete provision, respectively. The comparable prior year periods included benefits of $1,860 and $1,540, respectively. In both years, the discrete items arose primarily from the filing of returns, conclusion of tax audits in various jurisdictions and the impact of enacted tax law changes. Excluding discrete items, and for the prior year also excluding the impact from debt extinguishment, the effective tax rates for the quarter and nine months ended June 30, 2015 were 36.3% and 35.7%, respectively, compared to 36.6% and 36.7%, respectively, in the comparable prior year periods.

Stock based compensation

For the quarters ended June 30, 2015 and 2014, stock based compensation expense totaled $2,931 and $3,137, respectively. For the nine months ended June 30, 2015 and 2014, such expense totaled $8,303 and $8,133, respectively.

Comprehensive income (loss)

For the quarter ended June 30, 2015, total other comprehensive income, net of taxes, of $5,363, included a $4,801 gain from foreign currency translation adjustments primarily due to the strengthening of the Euro, Canadian and Brazilian currencies, all in comparison to the U.S. Dollar, a $353 benefit from pension amortization of actuarial losses and a $209 gain on cash flow hedges.

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

For the nine months ended June 30, 2015, total other comprehensive loss, net of taxes, of $40,839 included a $41,083 loss from foreign currency translation adjustments primarily due to the weakening of the Euro, Canadian, Australian and Brazilian currencies, all in comparison to the U.S. Dollar, and a $1,059 benefit from pension amortization of actuarial losses, a $55 gain on cash flow hedges and $870 settlement of available-for-sale securities.

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

Discontinued operations – Installation Services

There was no revenue or income from the Installation Services’ business for the quarters and nine months ended June 30, 2015 and 2014.

LIQUIDITY AND CAPITAL RESOURCES

Management assesses Griffon’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors impacting liquidity include: cash flows from operating activities, capital expenditures, acquisitions, dispositions, bank lines of credit and the ability to attract long-term capital under satisfactory terms. Griffon believes it has sufficient liquidity available to invest in its existing businesses and execute strategic acquisitions, while managing its capital structure on both a short-term and long-term basis.

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

Cash Flows from Continuing Operations	For the Nine months ended June 30,
(in thousands)	2015	2014
Net Cash Flows Provided by (Used In):
Operating activities	$29,586	$49,856
Investing activities	(48,424)	(125,076)
Financing activities	(22,748)	(13,319)

Cash provided by continuing operations for the nine months ended June 30, 2015 was $29,586 compared to $49,856 in the prior year period. Current assets net of current liabilities, excluding short-term debt and cash, increased to $433,775 at June 30, 2015 compared to $395,969 at September 30, 2014, primarily due to increases in inventory and decreases in accounts payable and accrued liabilities, partially offset by decreases in contract costs and recognized income not yet billed. Current year cash flow from operating activities benefited $6,073 from the inclusion of AMES acquisitions.

During the nine months ended June 30, 2015, Griffon used cash for investing activities of $48,424 compared to $125,076 in the prior year; the prior year included approximately $62,000 related to the Northcote and Cyclone acquisitions. The current year includes proceeds received of $8,891 from the sale of available securities. Capital expenditures for the nine months ended June 30, 2015 totaled $55,365, an increase of $506 from the prior year.

During the nine months ended June 30, 2015, cash used in financing activities totaled $22,748 compared to $13,319 in the prior year. The outflow of cash used in financing activities in the current year compared to the prior year principally reflects the changes in the Revolving Credit Facility (the "Credit Agreement") net borrowings in 2015 compared to 2014. At June 30, 2015, outstanding borrowings under the Credit Agreement were $65,000 compared to outstanding borrowings of $25,000 in the prior year. At June 30, 2015, we had $840,470 of debt outstanding compared to $795,020 outstanding at June 30, 2014. On May 1, 2014 Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock; on March 20, 2015, an additional $50,000 was authorized. Under these programs, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During the nine months ended June 30, 2015, Griffon purchased 3,840,455 shares of common stock under both the May 2014 and March 2015 programs, for a total of $57,126 or $14.87 per share. In addition, during the nine months ended June 30, 2015, 76,786 shares, with a market value of $1,092, or $14.22 per share, were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock. On July 30, 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $50,000 of Griffon common stock. During the fourth quarter, through and including July 29, 2015, the Company purchased 630,185 shares for a total of $10,109. Accordingly, Griffon now has $21,625 available under the March 2015 authorization and a total of $71,625 available for the purchase of its shares of common stock inclusive of the July 30, 2015 authorization.

During the nine months ended June 30, 2015, the Board of Directors approved three quarterly cash dividends of $0.04 per share each. On July 30, 2015, the Board of Directors declared a quarterly cash dividend of $0.04 per share, payable on September 23, 2015 to shareholders of record as of the close of business on August 20, 2015.

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

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. For the nine months ended June 30, 2015:

•	The United States Government and its agencies, through either prime or subcontractor relationships, represented 14% of Griffon’s consolidated revenue and 72% of Telephonics’ revenue.

•	Procter & Gamble Co. represented 14% of Griffon’s consolidated revenue and 51% of Plastics’ revenue.

•	The Home Depot represented 12% of Griffon’s consolidated revenue and 23% of HBP’s revenue.

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

Cash and Equivalents and Debt	June 30,	September 30,
(in thousands)	2015	2014
Cash and equivalents	$45,955	$92,405
Notes payables and current portion of long-term debt	11,771	7,886
Long-term debt, net of current maturities	828,699	791,301
Debt discount and issuance costs	19,052	23,384
Total debt	859,522	822,571
Debt, net of cash and equivalents	$813,567	$730,166

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

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On June 18, 2014, Griffon exchanged all of the Senior Notes for substantially identical Senior Notes registered under the Securities Act of 1933 via an exchange offer. The fair value of the Senior Notes approximated $591,000 on June 30, 2015 based upon quoted market prices (level 1 inputs).

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

On March 13, 2015, Griffon amended its Credit Agreement to increase the credit facility from $225,000 to $250,000, extend its maturity date from March 28, 2019 to March 13, 2020, and modify certain other provisions of the facility. The facility includes a letter of credit sub-facility with a limit of $50,000 (decreased from $60,000 prior to the amendment), and a multi-currency sub-facility of $50,000. The Credit Agreement provides for same day borrowings of base rate loans in lieu of a swing line sub-facility. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility, or the occurrence or event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, in each case without a floor, plus an applicable margin, which adjusts based on financial performance. Current margins are 1.25% for base rate loans and 2.25% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants, and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors and a pledge of not greater than 65% of the equity interest in each of Griffon’s material, first-tier foreign subsidiaries (except that a lien on the assets of Griffon's material domestic subsidiaries securing a limited amount of the debt under the credit agreement relating to Griffon's Employee Stock Ownership Plan ("ESOP") ranks pari passu with the lien granted on such assets under the Credit Agreement). At June 30, 2015, outstanding borrowings and standby letters of credit were $65,000 and $17,200, respectively, under the Credit Agreement; $167,800 was available for borrowing at that date.

On December 21, 2009, Griffon issued $100,000 principal of 4% convertible subordinated notes due 2017 (the “2017 Notes”). The current conversion rate of the 2017 Notes is 69.3811 shares of Griffon’s common stock per $1 principal amount of notes, corresponding to a conversion price of $14.41 per share. When a cash dividend is declared that would result in an adjustment to the conversion ratio of less than 1%, any adjustment to the conversion ratio is deferred until the first to occur of (i) actual conversion; (ii) the 42nd trading day prior to maturity of the notes; and (iii) such time as the cumulative adjustment equals or exceeds 1%. As of June 30, 2015, aggregate dividends since the last conversion price adjustment of $0.04 per share would have resulted in an adjustment to the conversion ratio of approximately 0.25%. At both June 30, 2015 and 2014, the 2017 Notes had a capital in excess of par component, net of tax, of $15,720. The fair value of the 2017 Notes approximated $122,250 on June 30, 2015 based upon quoted market prices (level 1 inputs).

On October 21, 2013, Griffon refinanced two real estate mortgages to secure loans totaling $17,175. The loans mature in October 2018, are collateralized by the related properties and are guaranteed by Griffon. The loans bear interest at a rate of LIBOR plus 2.75%. At June 30, 2015, $15,276 was outstanding, net of issuance costs.

In December 2013, Griffon’s ESOP entered into an agreement that refinanced the two existing ESOP loans into one new Term Loan in the amount of $21,098 (the "Agreement"). The Agreement also provided for a Line Note with $10,000 available to purchase shares of Griffon common stock in the open market. In July 2014, Griffon's ESOP entered into an amendment to the existing Agreement which provided an additional $10,000 Line Note available to purchase shares in the open market. During 2014, the Line Notes were combined with the Term Loan to form one new Term Loan. The Term Loan bears interest at LIBOR plus 2.38% or the lender’s prime rate, at Griffon’s option. The Term Loan requires quarterly principal payments of $551, with a balloon payment of approximately $30,137 due at maturity on December 31, 2018. During 2014, 1,591,117 shares of Griffon common stock, for a total of $20,000 or $12.57 per share, were purchased with proceeds from the Line Notes. As of June 30, 2015, $37,056, net of issuance costs, was outstanding under the Term Loan. The Term Loan is secured by shares purchased with the proceeds of the loan and with a lien on a specific amount of Griffon assets (which lien ranks pari passu with the lien granted on such assets under the Credit Agreement) and is guaranteed by Griffon.

In October 2006, CBP entered into a capital lease totaling $14,290 for real estate in Troy, Ohio. The lease matures in 2022, bears interest at a fixed rate of 5.0%, is secured by a mortgage on the real estate and is guaranteed by Griffon. At June 30, 2015, $7,623 was outstanding, net of issuance costs.

In November 2010, Clopay Europe GmbH (“Clopay Europe”) entered into a €10,000 revolving credit facility and a €20,000 term loan. The term loan was paid off in December 2013 and the revolver had no borrowings outstanding at June 30, 2015. The revolving facility matures in November 2015 and is renewable upon mutual agreement with the bank. The revolving credit facility accrues interest at EURIBOR plus 2.20% per annum (2.20% at June 30, 2015). Clopay Europe is required to maintain a certain minimum equity to assets ratio and keep leverage below a certain level, defined as the ratio of total debt to EBITDA.
Clopay do Brazil maintains lines of credit of $4,125. Interest on borrowings accrues at a rate of Brazilian CDI plus 6.0% (19.64% at June 30, 2015). At June 30, 2015 there was $2,769 borrowed under the lines. Clopay Plastic Products Company, Inc. guarantees the loan and lines.
In November 2012, Garant G.P. (“Garant”) entered into a CAD $15,000 revolving credit facility.  The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (1.58% LIBOR USD and 2.22% Bankers Acceptance Rate CDN as of June 30, 2015). The revolving facility matures in November 2015. Garant is required to maintain a certain minimum equity.  At June 30, 2015, there was $4,347 (CAD $5,355) borrowed under the revolving credit facility with $7,829 (CAD $9,645)available.

In December 2013 and May 2014, Northcote Holdings Pty Ltd entered into two unsecured term loans in the outstanding amounts of AUD $12,500 and AUD $20,000, respectively. The AUD $12,500 term loan requires quarterly interest payments with principal due upon maturity in December 2016. The AUD $20,000 term loan requires quarterly principal payments of AUD $625 beginning in August 2015, with a balloon payment due upon maturity in May 2017. The loans accrue interest at Bank Bill Swap Bid Rate “BBSY” plus 2.8% per annum (4.96% at June 30, 2015 for each loan). As of June 30, 2015, Northcote had an outstanding combined balance of $24,783, net of issuance costs.

Subsidiaries of Northcote Holdings Pty Ltd also maintain two lines of credit of AUD $3,000 and AUD $5,000 which accrue interest at BBSY plus 2.25% per annum (4.41% at June 30, 2015) and 2.50% per annum (4.66% at December 31, 2014), respectively. At June 30, 2015, there were no outstanding borrowings under the lines. Griffon guarantees the term loans and the AUD $3,000 line of credit; the assets of a subsidiary of Northcote Holdings Pty Ltd secures the AUD $5,000 line of credit.

At June 30, 2015, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements.

In each of May 2014 and March 2015, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under both programs, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During the quarter ended June 30, 2015, Griffon purchased 1,234,214 shares of common stock under the May 2014 program, for a total of $20,628 or $16.71 per share. During the nine month period ended June 30, 2015, Griffon purchased 3,840,455 shares of common stock under both the May 2014 and March 2015 programs, for a total of $57,126 or $14.87 per share.

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

From August 2011 to June 30, 2015, Griffon repurchased 15,279,761 shares of common stock, for a total of $179,323 or $11.74 per share, inclusive of the December 10, 2013 repurchase of 4,444,444 shares of its common stock for $50,000 from GS Direct. As of June 30, 2015, $31,734 remains under the March 2015 Board authorization.

On July 30, 2015, Griffon's Board of Directors authorized the repurchase of an additional $50,000 of Griffon's outstanding common stock. During the fourth quarter, through and including July 29, 2015, the Company purchased 630,185 shares for a total of $10,109. Accordingly, Griffon now has $21,625 available under the March 2015 authorization and a total of $71,625 available for the purchase of its shares of common stock inclusive of the July 30, 2015 authorization.

On November 17, 2011, the Company began declaring quarterly cash dividends. During 2014, the Company declared and paid dividends totaling $0.12 per share. During the nine months ended June 30, 2015, the Board of Directors approved three quarterly cash dividends of $0.04 per share. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends.

On July 30, 2015, the Board of Directors declared a quarterly cash dividend of $0.04 per share, payable on September 23, 2015 to shareholders of record as of the close of business on August 20, 2015.

During the nine months ended June 30, 2015 and 2014, Griffon used cash for discontinued operations of $830 and $1,018, respectively, primarily related to settling remaining Installation Services liabilities and environmental costs.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, especially “Management’s Discussion and Analysis”, contains certain “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income (loss), earnings, cash flows, revenue, changes in operations, operating improvements, industries in which Griffon Corporation (the “Company” or “Griffon”) operates and the United States and global economies. Statements in this Form 10-Q that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” “may,” “will,” “estimates,” “intends,” “explores,” “opportunities,” the negative of these expressions, use of the future tense and similar words or phrases. Such forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, among others: current economic conditions and uncertainties in the housing, credit and capital markets; Griffon’s ability to achieve expected savings from cost control, integration and disposal initiatives; the ability to identify and successfully consummate and integrate value-adding acquisition opportunities; increasing competition and pricing pressures in the markets served by Griffon’s operating companies; the ability of Griffon’s operating companies to expand into new geographic and product markets and to anticipate and meet customer demands for new products and product enhancements and innovations; reduced military spending by the government on projects for which Griffon’s Telephonics Corporation supplies products, including as a result of continuing budgetary cuts resulting from sequestration and other government actions; the ability of the federal government to fund and conduct its operations; increases in the cost of raw materials such as resin and steel; changes in customer demand or loss of a material customer at one of Griffon’s operating companies; the potential impact of seasonal variations and uncertain weather patterns on certain of Griffon’s businesses; political events that could impact the worldwide economy; a downgrade in Griffon’s credit ratings; changes in international economic conditions including interest rate and currency exchange fluctuations; the reliance by certain of Griffon’s businesses on particular third party suppliers and manufacturers to meet customer demands; the relative mix of products and services offered by Griffon’s businesses, which impacts margins and operating efficiencies; short-term capacity constraints or prolonged excess capacity; unforeseen developments in contingencies, such as litigation and environmental matters; unfavorable results of government agency contract audits of Telephonics Corporation; Griffon’s ability to adequately protect and maintain the validity of patent and other intellectual property rights; the cyclical nature of the businesses of certain of Griffon’s operating companies; and possible terrorist threats and actions and their impact on the global economy. Additional important factors that could cause the statements made in this Quarterly Report on Form 10-Q or the actual results of operations or financial condition of Griffon to differ are discussed under the caption “Item 1A. Risk Factors” and “Special Notes Regarding Forward-Looking Statements” in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2014. Readers are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date made. Griffon undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(1)
April 1 - 30, 2015	473,000		$17.40	473,000
May 1 - 31, 2015	162,740	(2)	16.61	161,979
June 1 - 30, 2015	599,235		16.20	599,235
Total	1,234,975		$16.71	1,234,214	$31,734

1.
On each of May 1, 2014 and March 20, 2015, the Company’s Board of Directors authorized the repurchase of up to $50,000 of Griffon common stock; as of June 30, 2015, an aggregate of $31,734 remained available for the purchase of Griffon common stock under the March 20, 2015 $50,000 Board authorization. On July 30, 2015, the Company’s Board of Directors authorized the repurchase of up to an additional $50,000 of Griffon common stock.

2.
Includes (a) 161,979 shares purchased by the Company in open market purchases pursuant to a stock buyback plan authorized by the Company's Board of Directors; and (b) 761 shares acquired by the Company from holders of restricted stock upon vesting of the restricted stock, to satisfy tax-withholding obligations of the holders.

Item 3    Defaults Upon Senior Securities
None

Item 4    Mine Safety Disclosures
None

Item 5    Other Information

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On July 30, 2015, Thomas J. Brosig was elected to serve on Griffon’s Board of Directors, and entered into a customary indemnification agreement with Griffin which provides that Griffon will indemnify Mr. Brosig to the fullest extent permitted by applicable law, and which includes provisions relating to the advancement of expenses incurred by or on behalf of Mr. Brosig. This indemnification agreement is in the same form as the indemnification agreement entered into between Griffon and each of its other directors and each of its executive officers; the form of the indemnification agreement is filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

Mr. Brosig will receive compensation for his services pursuant to our director compensation program. This program is filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 30, 2015. Pursuant to our director compensation program, Mr. Brosig received a grant of 3,700 restricted shares of Griffon common stock at the time of his election to the Board, which grant vests at the rate of one-third a year for three years.

Item 6	Exhibits

10.1	Offer letter between Griffon Corporation and Brian G. Harris, dated June 1, 2015.

10.2	Severance Agreement, dated July 30, 2015, between Griffon Corporation and Brian G. Harris.

10.3	Transition and Consulting Services Agreement between Griffon Corporation and Douglas J. Wetmore, dated June 1, 2015.

31.1	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Document*

101.DEF	XBRL Taxonomy Extension Definitions Document*

101.LAB	XBRL Taxonomy Extension Labels Document*

101.PRE	XBRL Taxonomy Extension Presentations Document*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.

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
(Principal Financial Officer)

/s/ Brian G. Harris
Brian G. Harris
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

Date: July 30, 2015

EXHIBIT INDEX

10.1	Offer letter between Griffon Corporation and Brian G. Harris, dated June 1, 2015.

10.2	Severance Agreement, dated July 30, 2015, between Griffon Corporation and Brian G. Harris.

10.3	Transition and Consulting Services Agreement between Griffon Corporation and Douglas J. Wetmore, dated June 1, 2015.

31.1	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Document*

101.DEF	XBRL Taxonomy Extension Definitions Document*

101.LAB	XBRL Taxonomy Extension Labels Document*

101.PRE	XBRL Taxonomy Extension Presentations Document*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.