Form 10-K
period 2015-09-30
GRIFFON CORP
filed 2015-11-12
CIK 50725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the close of business March 31, 2015, the registrant’s most recently completed second quarter, was approximately $685,000,000. The registrant’s closing price as reported by the New York Stock Exchange-Composite Transactions for March 31, 2015 was $17.43. The number of the registrant’s outstanding shares was 48,159,173 as of October 31, 2015.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III — (Items 10, 11, 12, 13 and 14). Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Special Notes Regarding Forward-Looking Statements

This Annual Report on Form 10-K, especially “Management’s Discussion and Analysis”, contains certain “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income (loss), earnings, cash flows, revenue, changes in operations, operating improvements, industries in which Griffon Corporation (the “Company” or “Griffon”) operates and the United States and global economies. Statements in this Form 10-K that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” “may,” “will,” “estimates,” “intends,” “explores,” “opportunities,” the negative of these expressions, use of the future tense and similar words or phrases. Such forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, among others: current economic conditions and uncertainties in the housing, credit and capital markets; Griffon’s ability to achieve expected savings from cost control, integration and disposal initiatives; the ability to identify and successfully consummate and integrate value-adding acquisition opportunities; increasing competition and pricing pressures in the markets served by Griffon’s operating companies; the ability of Griffon’s operating companies to expand into new geographic and product markets, and to anticipate and meet customer demands for new products and product enhancements and innovations; reduced military spending by the government on projects for which Griffon's Telephonics Corporation supplies products, including as a result of continuing budgetary cuts resulting from sequestration and other government actions; the ability of the federal government to fund and conduct its operations; increases in the cost of raw materials such as resin, wood and steel; changes in customer demand or loss of a material customer at one of Griffon’s operating companies; the potential impact of seasonal variations and uncertain weather patterns on certain of Griffon’s businesses; political events that could impact the worldwide economy; a downgrade in Griffon’s credit ratings; changes in international economic conditions including interest rate and currency exchange fluctuations; the reliance by certain of Griffon’s businesses on particular third party suppliers and manufacturers to meet customer demands; the relative mix of products and services offered by Griffon’s businesses, which impacts margins and operating efficiencies; short-term capacity constraints or prolonged excess capacity; unforeseen developments in contingencies, such as litigation and environmental matters; unfavorable results of government agency contract audits of Telephonics Corporation; Griffon’s ability to adequately protect and maintain the validity of patent and other intellectual property rights; the cyclical nature of the businesses of certain of Griffon’s operating companies; and possible terrorist threats and actions and their impact on the global economy. Readers are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date made. Griffon undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Griffon currently conducts its operations through three reportable segments:

•
Home & Building Products ("HBP") consists of two companies, The AMES Companies, Inc. (“AMES”) and Clopay Building Products Company, Inc. (“CBP”). HBP accounted for 52%, 49% and 46% of Griffon’s consolidated revenue in 2015, 2014 and 2013, respectively:

◦
AMES is a global provider of non-powered landscaping products for homeowners and professionals. AMES’ revenue was 27%, 25% and 23% of Griffon’s consolidated revenue in 2015, 2014 and 2013, respectively.

◦
CBP is a leading manufacturer and marketer of residential, commercial and industrial garage doors to professional dealers and major home center retail chains. CBP’s revenue was 26%, 24% and 23% of Griffon’s consolidated revenue in 2015, 2014 and 2013.

•
Telephonics Corporation ("Telephonics") designs, develops and manufactures high-technology integrated information, communication and sensor system solutions for military and commercial markets worldwide. Telephonics’ revenue was 21% of Griffon’s consolidated revenue in both 2015 and 2014, and 24% in 2013.

•
Clopay Plastic Products Company, Inc. ("PPC") is an international leader in the development and production of embossed, laminated and printed specialty plastic films used in a variety of hygienic, health-care and industrial applications.  PPC revenue was 26% of Griffon’s consolidated revenue in 2015, and 30% in both 2014 and 2013.

We are focused on acquiring, owning and operating businesses in a variety of industries. We are long-term investors that have substantial experience in a variety of industries. Our intent is to continue the growth of our existing segments and to diversify further through investments and acquisitions.

As a result of the decline in the U.S. housing market and the subsequent global financial crisis, Griffon has undergone a strategic transformation. In May 2008, we announced the divestiture of our Installation Services business, which was consummated by September 2008. In September 2008, Griffon strengthened its balance sheet by raising $248,600 in equity through a common stock rights offering and a related investment by GS Direct L.L.C., an affiliate of The Goldman Sachs Group, Inc. Since that time, Griffon has continued to refine and enhance the strategic direction and operating performance of its companies, while strengthening its balance sheet. During this period, Griffon has grown revenue and earnings through organic growth, cost containment and acquisitions, while returning capital to its shareholders through dividends and stock buybacks.

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

On December 31, 2013, AMES acquired Northcote, founded in 1897 and a leading brand in the Australian outdoor planter and decor market, for approximately $22,000. In the first year after the acquisition, Northcote was expected to generate approximately $28,000 of annualized revenue.

On May 21, 2014, AMES acquired Cyclone for approximately $40,000. Cyclone offers a full range of quality garden and hand tool products sold under various leading brand names including Cyclone®, Nylex® and Trojan®, designed to meet the requirements of both the Do-it-Yourself and professional trade segments. In the first year after acquisition, Cyclone was expected to generate approximately $65,000 of annualized revenue. The Northcote and Cyclone acquisitions complement Southern Patio and add to AMES' existing lawn and garden operations in Australia.

From August 2011 through September 30, 2015, Griffon has repurchased 16,751,221 shares of its common stock, for a total of $203,132 or $12.13 per share. This includes the repurchase of 12,306,777 shares on the open market, as well as the December 10, 2013 repurchase of 4,444,444 shares from GS Direct for $50,000. In each of August 2011, May 2014, March 2015 and July 2015, Griffon's Board of Directors authorized the repurchase of up to $50,000 of Griffon's outstanding common stock. Under these authorizations, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. At September 30, 2015, $57,926 remains under current Board repurchase authorizations.

Since September 2008, Griffon's Employee Stock Ownership Plan ("ESOP") purchased 4,013,459 shares of Griffon's common stock, for a total of $44,973 or $11.21 per share. At September 30, 2015, the ESOP holds allocated and unallocated shares totaling 5,517,607, or 11% of Griffon's outstanding shares, with a related loan balance of $36,520, net of issuance costs.

On November 17, 2011, the Company began declaring quarterly dividends. During 2015, 2014 and 2013, the Company declared and paid dividends per share of $0.16, $0.12 and $0.10, respectively, for a total of $19,752 dividends paid during the period.

During 2014, Griffon issued $600,000 of 5.25% Senior Notes due 2022, the proceeds of which were used to redeem $550,000 of 7.125% senior notes due 2018.

On March 13, 2015, Griffon amended its Revolving Credit Facility to increase the credit facility from $225,000 to $250,000, extend its maturity date from March 28, 2019 to March 13, 2020 and modify certain other provisions of the facility.

Griffon has outstanding $100,000 principal amount of 4% Convertible Subordinated Notes due 2017, with a current conversion rate of 69.3811 shares of Griffon’s common stock per $1 principal amount of notes, which corresponds to a conversion price of $14.41 per share.

On October 15, 2015, CBP announced plans to significantly expand it manufacturing facility in Troy, Ohio. The expansion reflects increased customer demand for its core products, and our success in bringing new technologies to market. The project includes improvements to its existing one million square foot building, as well as adding 200,000 square feet and new manufacturing equipment. The project is expected to be completed in 2016.

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

AMES

AMES, founded in 1774, is the leading United States ("U.S.") and a global provider of non-powered landscaping products that make work easier for homeowners and professionals. AMES employs approximately 1,800 employees.

Brands

AMES' brands are among the most recognized across primary product categories in the North American and Australian non-powered landscaping product markets. Our brand portfolio includes AMES®, True Temper®, Garant®, UnionTools®, Hound Dog®, Westmix™, Cyclone®, Southern Patio®, Northcote Pottery™, Kelso™, Darby and Dynamic Design™, as well as contractor-oriented brands including Razor-Back® Professional Tools and Jackson® Professional Tools. This strong portfolio of brands enables AMES to build and maintain long-standing relationships with leading retailers and distributors. In addition, given the breadth of its brand portfolio and product category depth, AMES is able to offer specific, differentiated branding strategies for key retail customers. These strategies have focused on enhancement of brand value, with the goal of de-commoditizing AMES products through the introduction of identity and functionality elements that will make each top brand unique, attractive and visually recognizable by the consumer. The visual brand transformation of the AMES® and Razor-Back® brands, as well as phase one for the True Temper® line, were completed in 2015. The balance of the True Temper line will roll-out through 2016. In addition to the brands listed, AMES also sells private label branded products further enabling channel management and customer differentiation.

Products

AMES is a global provider of non-powered landscaping products that make work easier for homeowners and professionals. AMES manufactures and markets one of the broadest product portfolios in the non-powered landscaping product industry. This portfolio is anchored by four core product categories: long handle tools, wheelbarrows, snow tools, and decorative plastic and ceramic planters. As a result of brand portfolio recognition, high product quality, industry leading service and strong customer relationships, AMES has earned market-leading positions in its four core product categories. The following is a brief description of AMES' primary product lines:

•
Long Handle Tools: An extensive line of engineered tools including shovels, spades, scoops, rakes, hoes, cultivators, weeders, post hole diggers, scrapers, edgers and forks, marketed under leading brand names including AMES®, True Temper®, UnionTools®, Garant®, Cyclone® and Kelso™, as well as contractor-oriented brands including Razor-Back® and Jackson®.

•
Wheelbarrows:  AMES designs, develops and manufactures a full line of wheelbarrows and lawn carts, primarily under the AMES®, True Temper®, Jackson® Professional Tools, UnionTools®, Garant® and Westmix™ brand names. The products range in size, material (poly and steel), tray form, tire type, handle length and color based on the needs of homeowners, landscapers and contractors.

•
Snow Tools:  A complete line of snow tools is marketed under the True Temper®, Garant® and Union Tools® brand names. The snow tool line includes shovels, pushers, roof rakes, sled sleigh shovels, scoops and ice scrapers.

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

•
Striking Tools:  Axes, picks, mattocks, mauls, wood splitters, sledgehammers, pry bars and repair handles make up the striking tools product line. These products are marketed under the True Temper®, Cyclone®, Garant®, Jackson® Professional Tools and Razor-Back® Professional Tools brand names.

•
Hand Tools:  Hammers, screwdrivers, pliers, adjustable wrenches, handsaws, tape measures, levels, clamps, and other traditional non-powered hand tools make up this product line. These products are marketed under the Trojan®, Cyclone® and Supercraft® brand names. In addition, gardening hand tools, such as trowels, cultivators, weeders and other specialty garden hand tools, are marketed under the AMES® brand name.

•	Pruning: The pruning line is made up of pruners, loppers, shears and other tools sold primarily under the True Temper®, Cyclone® and Garant® brand names.

•	Garden Hose and Storage: AMES offers a wide range of manufactured and sourced garden hoses and hose reels under the AMES®, NeverLeak®, Nylex® and Jackson® Professional Tools brand names.

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

Manufacturing & Distribution

AMES has two distribution facilities in the U.S., a 1.2 million square foot facility in Carlisle, Pennsylvania and a 400,000 square foot facility in Reno, Nevada. Finished goods are transported to these facilities by both an internal fleet, as well as over the road trucking and rail. Additionally, light assembly is performed at the Carlisle and Reno locations. Distribution centers are also maintained in Canada, Australia and Ireland. AMES has a combination of internal and external, and domestic and foreign manufacturing sources from which it sources products for sale in the markets it serves.

In January 2013, AMES undertook to close certain of its U.S. manufacturing facilities and consolidate affected operations primarily into its Camp Hill and Carlisle, PA locations. The actions, completed at the end of the 2015 first quarter, improved manufacturing and distribution efficiencies, allow for in-sourcing of certain production previously performed by third party suppliers, and improved material flow and absorption of fixed costs. Management continues to estimate that AMES' initiative will result in annual cash savings exceeding $10,000, based on current operating levels. Realization of expected savings began in the 2015 second quarter.

Since January 2013, AMES incurred pre-tax restructuring and related exit costs approximating $7,941, comprised of cash charges of $4,016 and non-cash, asset-related charges of $3,925; the cash charges included $2,622 for one-time termination benefits and other personnel-related costs and $1,394 for facility exit costs. AMES had $19,964 in capital expenditures since January 2013.

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

According to the U.S. census, calendar year 2015 new construction single-family home starts will increase by 15%. The repair and remodel market rose 1% for the trailing twelve months ending March 2015, with modest growth expectations for the balance of the calendar year. The commercial segment saw spending fall 5% for the year (according to estimates from McGraw Hill Construction Dodge). According to industry sources, the residential and commercial sectional garage door market for calendar year 2014 was estimated to be $1,850,000, an increase of $100,000 over the prior year.

Brands

CBP brings over 50 years of experience and innovation to the garage door industry. Our strong family of brands includes Clopay®, America’s Favorite Garage Doors®, Holmes Garage Door Company® and IDEAL Door®. Clopay is the only residential garage door brand to hold the Good Housekeeping Seal of Approval.

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

Sales and Marketing

The CBP sales and marketing organization supports our customers, consults on new product development and aggressively markets garage door solutions, with a primary focus on the North American market. CBP maintains a strong promotional presence, in both traditional and digital media. CBP developed a web application that guides consumers through an easy to use visualization and pricing program, allowing them to select the optimal door for their home. CBP recently updated its website to ensure mobile optimization.

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

CBP’s brand names are widely recognized in the building products industry. CBP believes that it has earned a reputation among installing dealers, retailers and wholesalers for producing a broad range of innovative, high-quality doors with industry leading lead times. CBP’s market position and brand recognition are key marketing tools for expanding its customer base, leveraging its distribution network and increasing its market share.

Distribution

CBP distributes its products through a wide range of distribution channels, including installing dealers, retailers and wholesalers. CBP owns and operates a national network of 50 distribution centers. Additionally, products are sold to approximately 2,000 independent professional installing dealers and to major home center retail chains. CBP maintains strong relationships with its installing dealers and believes it is the largest supplier of residential garage doors to the retail and professional installing channels in North America.

Manufacturing

CBP currently has manufacturing facilities in Troy, Ohio and Russia, Ohio and recently announced plans to expand the Troy, Ohio facility. The expansion, which is expected to be completed in 2016, reflects increased customer demand for its core products, and CBP's success in bringing new technologies to market.

During 2013, CBP completed the closing of the Auburn, Washington facility and the consolidation of that facility into its Russia, Ohio facility.

Telephonics Corporation

Telephonics, founded in 1933, specializes in advanced electronic information and communication systems for defense, aerospace, civil, industrial, and commercial applications for the U.S. and international markets. Telephonics designs, develops, manufactures, sells, and provides logistical support and sustainment services for aircraft intercommunication systems, radar, air traffic management, identification friend or foe equipment (“IFF”), integrated border and perimeter security systems and custom, mixed-signal, application-specific, integrated circuits. Telephonics is also a provider of advanced systems engineering services supporting air and missile defense programs, as well as other threat and situational analysis requirements. Telephonics is a leading supplier of airborne maritime surveillance radar and aircraft intercommunication management systems, the segment’s two largest product lines. In addition to its traditional defense products used predominantly by the U.S. Government and its agencies, Telephonics has adapted its core technologies to products used in international markets in an effort to further increase its presence in both non-defense government and commercial markets. In 2015, approximately 66% of the segment’s sales were to the U.S. Government and agencies thereof, as a prime or subcontractor, 31% to international customers and 3% to U.S. commercial customers. Telephonics employs approximately 1,100 people.

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

Telephonics continues to direct resources towards border surveillance and critical infrastructure security initiatives. These opportunities represent strategic advances for Telephonics by enabling it to expand its core technical expertise into the nascent and growing border and perimeter security markets, both in the U.S. and abroad. With many of these programs, system specifications and operational and test requirements are challenging, exacerbated by demanding delivery schedules. Telephonics believes that the technological capabilities that these systems encompass will also be able to serve and protect the most complex borders.

In 2013, Telephonics was awarded a contract by Northrop Grumman as the radar supplier for the U.S. Navy’s Fire Scout MQ-8B program, which is a vertical take-off and landing UAV platform. This firmly positions Telephonics, with both its radar and communications products, as a strong competitor in this growing UAV/ISR market segment, as well as the next generation Fire Scout MQ-8C competition.

In 2015, Telephonics continued to focus its resources in commercial markets, and was successful in receiving a contract award from the Metropolitan Transportation Authority via the Long Island Railroad, as well as continued performance under existing contracts and additional awards from the Federal Aviation Administration. We believe these recent customer relationships will position Telephonics to continue growing in these adjacent commercial markets through leveraging its core technology and production capabilities.

Backlog

The funded backlog for Telephonics approximated $442,000 at September 30, 2015, compared to $494,000 at September 30, 2014. Approximately 73% of the current backlog is expected to be filled during 2016.

Backlog represents the dollar value of funded orders for which work has not been performed. Backlog generally increases with bookings and converts into revenue as we incur costs related to contractual commitments or the shipment of product. The decrease in backlog was primarily attributed to the unpredictability in timing of various international contract awards associated with radar and surveillance opportunities that were not received by the end of the reporting period. Given the nature of our business and a larger dependency on international customers, our bookings, and therefore our backlog, is impacted by the longer maturation cycles resulting in unpredictable timing and amounts of such awards, which are subject to numerous factors, including fiscal constraints placed on customer budgets; political uncertainty; the timing of customer negotiations; and the timing of governmental approvals.
Customers

The U.S. Government, through prime contractors like Lockheed Martin, Sikorsky, Northrop Grumman and Boeing, is a significant customer of Telephonics. The loss of the U.S. Government or any of its prime contractors as a customer could have a material adverse effect on Telephonics’ business. Notwithstanding the significance of Lockheed Martin, Sikorsky, Northrop Grumman and Boeing, Telephonics sells to a diverse group of other domestic and international defense industry contractors, as well as others who use Telephonics products for commercial use.

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

Research and Development ("R&D")

In an effort to maintain customer satisfaction and loyalty, Telephonics works closely with prime customers to ensure that there is a future market for its products by investing R&D funds in desired enhancements. Telephonics continually updates its core technologies through internally funded R&D while coordinating with customers at the earliest stages of new program development in an effort to provide solutions well in advance of its competitors. Internally funded R&D costs include basic and applied research initiatives, development activities, and other conceptual formulation studies. Telephonics is a technological leader in its core markets and pursues new growth opportunities by leveraging its systems design and engineering capabilities, and incumbent position, on key platforms.

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

Clopay Plastic Products

PPC, which began as a paper products company in the 1930s and expanded with plastic products in the 1950s, develops and produces specialty plastic films and laminates for a variety of hygienic, health care and industrial uses in the U.S. and certain international markets. Products include thin gauge embossed and printed films, elastomeric films, laminates of film and non-woven fabrics, and perforated films and non-wovens. These products are used as moisture barriers in disposable infant diapers, adult incontinence products and feminine hygiene products, protective barriers in single-use surgical and industrial gowns, drapes and equipment covers, fluid transfer/distribution layers in absorbent products, components to enhance comfort and fit in infant diaper and adult incontinence products, packaging for hygienic products, house wrap and other products. PPC products are sold through a direct sales force, primarily to multinational consumer and medical products companies. PPC employs approximately 1,500 employees.

The markets in which PPC participates have been affected by several key trends over the past five years. These trends include increased use of disposable products in developing countries and favorable demographics, including increasing immigration in major global economies. Other trends representing significant opportunities include the continued demand for innovative products such as cloth-like, breathable, laminated and printed products, and large consumer products companies’ needs for global supply partners. Notwithstanding positive trends affecting the industry, product design changes by the customer can change the products manufactured by PPC and associated demand.

PPC believes that its business development activities targeting major multinational and regional producers of hygiene, healthcare and related products and its investments in its technology development capability and capacity increases, will lead to additional sales of new and related products.

Products

PPC specialty plastic film is a thin-gauge film engineered to provide certain performance characteristics and manufactured from polymer resins. A laminate is the combination of a plastic film and a woven or non-woven fabric. These products are produced using both cast and blown extrusion and various laminating processes. High speed, multi-color custom printing of films, customized embossing patterns, and proprietary perforation technology further differentiate our products. Specialty plastic film products typically provide a unique combination of performance characteristics, such as breathability, barrier properties, fluid flow management, elastic properties, processability and aesthetic appeal that meet specific, proprietary customer needs.

Customers

PPC largest customer is The Procter & Gamble Company (“P&G”), which has accounted for approximately half of its revenue over the last five years. The loss of this customer would have a material adverse effect on the PPC business and Griffon. Notwithstanding the significance of P&G, PPC sells to a diverse group of other leading consumer, health care and industrial companies.

Product Development

PPC is an industry leader in the research, design and development of specialty plastic film and laminate products. PPC operates a technical center where polymer chemists, scientists and engineers work independently, and in partnership with customers to develop new technologies, products, processes and product applications.

PPC R&D efforts have resulted in many inventions covering embossing patterns, improved processing methods, product formulations, product applications and other proprietary technology. Products developed include microporous breathable films and cost-effective printed films and laminates. Microporous breathability provides for moisture vapor transmission and airflow while maintaining barrier properties resulting in improved comfort and skin care. Elastic laminates provide the user with improved comfort and fit. Printed films and laminates provide consumer preferred aesthetics, such as softness and visual appeal. Perforated films and non-wovens provide engineered fluid transfer with unique softness and aesthetics. PPC holds a number of patents for its specialty film and laminate products and related manufacturing processes. While patents play a significant role, PPC believes that its proprietary know-how and the knowledge, ability and experience of its employees are more significant to its long-term success.

Sales and Marketing

PPC sells its products primarily in North America, Europe, and South and Central America with additional sales in Asia Pacific and Africa. PPC primarily utilizes an internal direct sales force, with senior management actively participating in developing and maintaining close contacts with customers.

PPC seeks to expand its market presence by providing innovative products and services to major international consumer products companies. Specifically, PPC believes that it can continue to increase its North American sales and expand internationally through ongoing product development and enhancement, and by marketing its technologically-advanced films, laminates and printed films for use in all of its markets. Operations in Germany and Brazil, and most recently in Asia, provide a strong platform for additional sales growth in international markets.

Raw Materials and Suppliers

Plastic resins, such as polyethylene and polypropylene, and non-woven fabrics are the basic raw materials used in the manufacture of substantially all PPC products. The price of resin has fluctuated dramatically over the past five years primarily due to volatility in oil and natural gas prices, foreign exchange and producer capacity. PPC customer contracts generally provide for adjusting selling prices based on underlying resin costs on a delayed basis. Resins are purchased in pellet form from several suppliers. Sources for raw materials are believed to be adequate for current and anticipated needs.

Competition

PPC has a number of competitors, some of whom are larger, in the specialty plastic films and laminates market. PPC competes on quality, service and price using its technical expertise, product development capabilities and broad international footprint to enhance its market position, build and maintain long-term customer relationships and meet changing customer needs.

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

PPC U.S. manufacturing facilities are in Augusta, Kentucky and Nashville, Tennessee from which it sells plastic films and laminates throughout the U.S. and various parts of the world.

PPC has two manufacturing facilities in Germany from which it sells plastic films throughout Europe, the Middle East and Africa. PPC also has operations in Brazil and China, which manufacture plastic hygienic and specialty films. PPC international operations provide a platform to broaden participation in Europe, the Middle East, South America and Asia and strengthen PPC position as a global supplier.

Griffon Corporation

Employees

Griffon and its subsidiaries employ approximately 6,000 people located primarily throughout the U.S., Canada, Europe, Brazil, Australia and China. Approximately 200 of these employees are covered by collective bargaining agreements in the U.S., primarily with an affiliate of the American Federation of Labor and Congress of Industrial Organizations; United Brotherhood of Carpenters and Joiners of America; International Brotherhood of Teamsters and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy Allied Industrial and Service Workers International Union. Additionally, approximately 200 employees in Canada are represented by the Trade Union Advisory Committee. Griffon believes its relationships with its employees are satisfactory.

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

Customers

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. In 2015:

a.	The U.S. Government and its agencies, through prime and subcontractor relationships, represented 14% of Griffon’s consolidated revenue and 66% of Telephonics' revenue.
b.	P&G represented 14% of Griffon’s consolidated revenue and 51% of PPC revenue.
c.	Home Depot represented 12% of Griffon’s consolidated revenue and 23% of HBP's revenue.

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

Seasonality

Historically, Griffon’s revenue and income were lowest in our first and fourth quarters ending December 31, and September 30, respectively, and highest in our second and third quarters ending March 31, and June 30, respectively, primarily due to the seasonality of AMES' business. With the 2014 acquisition of Northcote and Cyclone®, both in Australia, AMES' revenue is less susceptible to seasonality. In 2015, 56% of AMES' sales occurred during the second and third quarters compared to 58% in 2014 and 63% in 2013. CBP’s business is driven by residential renovation and construction during warm weather, which is generally at reduced levels during the winter months, generally in our second quarter. Griffon's revenue is expected to be lowest in the first quarter and highest in the third quarter.

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

Griffon’s non-U.S. businesses are primarily in Germany, Canada, Brazil, Australia and China.

Research and Development

Griffon’s businesses are encouraged to improve existing products as well as develop new products to satisfy customer needs; expand revenue opportunities; maintain or extend competitive advantages; increase market share and reduce production costs.

R&D costs, not recoverable under contractual arrangements, are charged to expense as incurred. R&D costs for Griffon were $25,600 in 2015, $23,400 in 2014 and $22,400 in 2013.

Intellectual Property

Griffon follows a practice of actively protecting and enforcing its proprietary rights in the U.S. and throughout the world where Griffon’s products are sold.

Trademarks are of significant importance to Griffon’s HBP business. With 50 years of experience and innovation in the garage door industry, and with Clopay being the only residential garage door brand to hold the Good Housekeeping Seal of Approval, CBP has a significant level of goodwill in its strong family of brands, including: Clopay®, America’s Favorite Garage Doors®; Holmes Garage Door Company® and IDEAL Door®. Principal global and regional trademarks used by AMES include AMES®, True Temper®, Garant®, UnionTools®, Hound Dog®, Westmix™, Cyclone®, Southern Patio®, Northcote Pottery™, Kelso™, Dynamic Design™, Razor-Back® Professional Tools and Jackson® Professional Tools. The HBP business has 760 registered trademarks and approximately 105 pending trademark applications around the world. PPC uses the Clopay® trademark in addition to its 8 other brand names, and holds 75 registered trademarks and 10 pending trademark applications around the world. Griffon’s rights in these trademarks endure for as long as they are used and registered.

Patents are significant to PPC. Technology evolves rapidly in the plastics business, and PPC customers are constantly striving to offer products with innovative features at a competitive price to the end consumer. As a result, PPC constantly seeks to offer new and innovative products to its customers. PPC has 21 issued patents and 16 pending patent applications in the U.S., and 163 corresponding foreign patents and patent applications, primarily covering breathable and elastic polymer films and laminates for use in personal hygiene applications, as well as innovative technologies that are extensions of our core capabilities. Patents are also important to our HBP business. CBP holds 20 issued patents and has 1 patent application pending in the U.S., as well as 12 corresponding foreign patents, primarily related to garage door system components. AMES protects its designs and product innovation through the use of patents, and currently has 256 issued patents and 61 pending patent applications in the U.S., as well as 188 and 31 corresponding foreign patents and patent applications, respectively. Design patents are generally valid for fourteen years, and utility patents are generally valid for twenty years, from the date of filing. Our patents are in various stages of their terms of validity.

In the government and defense business, formal intellectual property rights are of limited value. Therefore, our Telephonics business tends to hold most of its important intellectual property as trade secrets, which it protects through the use of contract terms and carefully restricting access to its technology.

Executive Officers of the Registrant

The following is a current list of Griffon’s executive officers:

Name	Age	Positions Held and Prior Business Experience
Ronald J. Kramer	57
Chief Executive Officer since April 2008, Director since 1993, Vice Chairman of the Board since November 2003, and President from February 2009 to December 2012. From 2002 through March 2008, President and a Director of Wynn Resorts, Ltd., a developer, owner and operator of destination casino resorts.  From 1999 to 2001, Managing Director at Dresdner Kleinwort Wasserstein, an investment banking firm, and its predecessor Wasserstein Perella & Co. Formerly on the board of directors of Leap Wireless International, Inc. (NASDAQ: LEAP). Mr. Kramer is the son-in-law of Harvey R. Blau, Griffon’s Chairman of the Board.

Robert F. Mehmel	53
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

Brian G. Harris	46
Senior Vice President and Chief Financial Officer since August 2015. From November 2012 to July 2015, Vice President and Controller of Griffon. From July 2009 to July 2015, Griffon's Chief Account Officer. From May 2005 to June 2009, Assistant Controller of Dover Corporation, a diversified global manufacturer (NYSE: DOV). Prior to this time, held various finance and accounting roles with Hearst Argyle Television (Formerly NYSE: HTV), John Wiley and Sons, Inc. (NYSE: JW.A) and Arthur Andersen, LLP.

Seth L. Kaplan	46
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

The current worldwide economic uncertainty and market volatility could continue to have an adverse effect on Griffon during 2016, particularly in HBP, which is substantially linked to the U.S. housing market and the U.S. economy in general. Purchases of AMES' products are discretionary for consumers who are generally more willing to purchase products during periods in which favorable macroeconomic conditions prevail. Additionally, the current condition of the credit markets could impact Griffon’s ability to refinance expiring debt, obtain additional credit for investments in current businesses or for acquisitions, with favorable terms, or may render financing unavailable. Griffon is also exposed to basic economic risks including a decrease in the demand for the products and services it offers or a higher likelihood of default on its receivables.

Adverse trends in the housing sector and in general economic conditions will directly impact Griffon’s business.

HBP’s business is influenced by market conditions for new home construction and renovation of existing homes. For the year ended September 30, 2015, approximately 52% of Griffon’s consolidated revenue was derived from the HBP segment, which is heavily dependent on new home construction and renovation of existing homes. The strength of the U.S. economy, the age of existing home stock, job growth, interest rates, consumer confidence and the availability of consumer credit, as well as demographic factors such as migration into the U.S. and migration of the population within the U.S., also have an effect on HBP. In that respect, the significant downturn in the housing market has had an adverse effect on the operating results of HBP and this effect is likely to continue in 2016, particularly with respect to CBP.

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

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon's consolidated revenue. Approximately 14% of consolidated revenue and 51% of the PPC segment revenue for the year ended September 30, 2015 was generated from P&G. Home Depot, Lowe’s, Menards and Bunnings are significant customers of HBP with Home Depot accounting for approximately 12% of consolidated revenue and 23% of HBP's revenue for the year ended September 30, 2015. The U.S. Government and its agencies and subcontractors, including Lockheed Martin and Boeing, is a significant customer of Telephonics, and accounts for approximately 14% of consolidated revenue and 66% of Telephonics segment revenue, inclusive of sales made through Lockheed Martin and Boeing where Telephonics serves as a subcontractor; Lockheed Martin and Boeing each represent less than 10% of consolidated revenue inclusive of such sales to the U.S. Government. Future operating results will continue to substantially depend on the success of Griffon’s largest customers, as well as Griffon’s relationship with them. Orders from these customers are subject to fluctuation and may be reduced materially due to changes in customer needs or other factors. Any reduction or delay in sales of products to one or more of these customers could significantly reduce Griffon’s revenue. Griffon’s operating results will also depend on successfully developing relationships with additional key customers. Griffon cannot assure that its largest customers will be retained or that additional key customers will be recruited. Also, HBP and PPC extend credit to their customers, which expose them to credit risk. HBP’s largest customer accounted for approximately 19% and 10% of HBP’s and Griffon’s net accounts receivable as of September 30, 2015, respectively. PPC largest customer accounted for approximately 34% and 8% of PPC and Griffon’s net accounts receivable as of September 30, 2015, respectively. If either of these customers were to become insolvent or otherwise unable to pay its debts, the financial condition, results of operations and cash flows of the respective segments and Griffon could be adversely affected.

Reliance on third party suppliers and manufacturers may impair AMES' ability to meet its customer demands.

AMES relies on a limited number of domestic and foreign companies to supply components and manufacture certain of its products. The percentage of AMES products sourced, based on revenue, approximated 41% in 2015. Reliance on third party suppliers and manufacturers may reduce control over the timing of deliveries and quality of AMES' products. Reduced product quality or failure to deliver products timely may jeopardize relationships with certain of AMES' key customers. In addition, reliance on third party suppliers or manufacturers may result in the failure to meet AMES' customer demands. Continued turbulence in the worldwide economy may affect the liquidity and financial condition of AMES' suppliers. Should any of these parties fail to manufacture sufficient supply, go out of business or discontinue a particular component, alternative suppliers may not be found in a timely manner, if at all. Such events could impact AMES' ability to fill orders, which could have a material adverse effect on customer relationships.

If Griffon is unable to obtain raw materials for products at favorable prices it could adversely impact operating performance.

HBP’s and PPC suppliers primarily provide resin, wood and steel. Assurance cannot be provided that these segments will not experience shortages of raw materials or components for products or be forced to seek alternative sources of supply. If temporary shortages due to disruptions in supply caused by weather, transportation, production delays or other factors require raw materials to be secured from sources other than current suppliers, the terms may not be as favorable as current terms or certain materials may not be available at all. In recent years, HBP and PPC have experienced price increases in steel and plastic resins.

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

A substantial amount of AMES finished goods sourcing is done through supply agreements with China based vendors. China does not have a well-developed, consolidated body of laws governing agreements with international customers. Enforcement of existing laws or contracts based on existing law may be uncertain and sporadic, and it may be difficult to obtain swift and equitable enforcement or to obtain enforcement of a judgment by a court of another jurisdiction. The relative inexperience of China’s judiciary on matters of international trade in many cases creates additional uncertainty as to the outcome of any litigation. In addition, interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes. Products entering from China may be subject to import quotas, import duties and other restrictions. Any inability to import these products into the U.S. and any tariffs that may be levied with respect to these products may have a material adverse result on AMES' business and results of operations, financial position and cash flows.

Griffon’s businesses are subject to seasonal variations and the impact of uncertain weather patterns.

Historically, Griffon’s revenue and income are lowest in our first and fourth quarters ending December 31, and September 30, respectively, and highest in our second and third quarters ending March 31, and June 30, respectively, primarily due to the seasonality of AMES' business. With the 2014 acquisition of Northcote and Cyclone, both in Australia, AMES' revenue is less susceptible to seasonality. In 2015, 56% of AMES' sales occurred during the second and third quarters compared to 58% in 2014 and 63% in 2013. CBP’s business is driven by residential renovation and construction during warm weather, which is generally at reduced levels during the winter months, generally in our second quarter. Griffon's revenue is expected to be lowest in the first quarter and highest in the third quarter.

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

Home centers and mass merchandisers have consolidated and increased in scale. If this trend continues, customers will likely seek more favorable pricing and other terms for their purchases of products, which will limit Griffon’s ability to pass through raw material or other cost increases, or to raise prices for any reason. Sales on terms less favorable than current terms could have a material adverse effect on profitability.

Unionized employees could strike or participate in a work stoppage.

Griffon employs approximately 6,000 people on a full-time basis, approximately 8% of whom are covered by collective bargaining or similar labor agreements (all within Telephonics and AMES). If unionized employees engage in a strike or other work stoppage, or if Griffon is unable to negotiate acceptable extensions of agreements with labor unions, a significant disruption of operations and increased operating costs could occur. In addition, any renegotiation or renewal of labor agreements could result in higher wages or benefits paid to unionized employees, which could increase operating costs and could have a material adverse effect on profitability.

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

Recent trends have been for baby diaper manufacturers to request thinner plastic films for use in their products which reduces the amount of product sold and PPC revenue; this trend has generally resulted in PPC incurring costs to redesign and reengineer products to accommodate required specification changes. Such decreases, or the inability to meet changing customer specifications, could result in a material decline in PPC revenue and profits.

Telephonics’ business depends heavily upon government contracts and, therefore, the defense budget.

Telephonics sells products to the U.S. government and its agencies both directly and indirectly as a first-tier supplier to prime contractors in the defense industry such as Lockheed Martin, Boeing, Sikorsky and Northrop Grumman. In the year ended September 30, 2015, U.S. government contracts and subcontracts accounted for approximately 14% of Griffon’s consolidated revenue. Contracts involving the U.S. government may include various risks, including:

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

The programs in which Telephonics participates may extend for several years, and may be funded on an incremental basis. Decreases in the U.S. defense budget, in particular with respect to programs to which Telephonics supplies materials, could have a material adverse impact on Telephonics' financial conditions, results of operations and cash flows. The U.S. government may not continue to fund programs to which Telephonics’ development projects apply. Even if funding is continued, Telephonics may fail to compete successfully to obtain funding pursuant to such programs. Reductions to funding on existing programs or delays in the funding of new opportunities could affect the timing of revenue recognition, and impact Telephonics' and Griffon's results of operations.

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

Ability of government to fund and conduct its operations

The impact of a government shutdown for any duration could have a material adverse effect on Telephonics’ revenues, profits and cash flows. Telephonics relies on government personnel to conduct routine business processes related to the inspection and delivery of products for various programs, to approve and pay certain billings and invoices, to process export licenses and for other administrative services that, if disrupted, could have an immediate impact on Telephonics’ business.

Telephonics’ business could be adversely affected by a negative audit by the U.S. Government

As a government contractor, and a subcontractor to government contractors, Telephonics is subject to audits and investigations by U.S. Government Agencies such as the Defense Contract Audit Agency, the Defense Security Service, with respect to its classified contracts, other Inspectors General and the Department of Justice. These agencies review a contractor’s performance under its contracts, its cost structure and compliance with applicable laws and standards as well as compliance with applicable regulations, including those relating to facility and personnel security clearances. These agencies also review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s management, purchasing, property, estimating, compensation, and accounting and information systems. Any costs found to be misclassified or improperly allocated to a specific contract will not be reimbursed, or must be refunded if already billed and collected. Griffon could incur significant expenses in complying with audits and subpoenas issued by the government in aid of inquiries and investigations. If an audit or an investigation uncovers improper or illegal activities, Telephonics may be subject to civil and criminal penalties and/or administrative sanctions, which could include contract termination, forfeiture of profit, suspension of payments, fines, including treble damages, and suspension or prohibition from doing business with the U.S. Government. In addition, if allegations of impropriety are made, Telephonics and Griffon could suffer serious harm to their reputation.

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

Our business could be negatively affected by cyber or other security threats or other disruptions.

As a U.S. defense contractor, Telephonics may be the target of cyber security threats to its information technology infrastructure and unauthorized attempts to gain access to sensitive information. The types of threats could vary from attacks common to most industries to more advanced and persistent, highly organized adversaries who target us because of national security information in our possession. If we are unable to protect sensitive information, our customers or governmental authorities could question the adequacy of our security processes and procedures and our compliance with evolving government cyber security requirements for government contractors. Due to the evolving nature of these security threats, however, the impact of any future incident cannot be predicted.

The costs related to cyber or other security threats or disruptions could be significant. Security events such as these could adversely affect our internal operations, our future financial results, our reputation, as well as result in the loss of competitive advantages derived from our research and development efforts and other intellectual property.

If our subcontractors or suppliers fail to perform their obligations, our performance and our ability to win future business could be harmed.

We rely on other companies to provide materials, major components and products to fulfill our contractual obligations. Such arrangements may involve subcontracts, teaming arrangements, or supply agreements with other companies. There is a risk that we may have disputes regarding the quality and timeliness of work performed. In addition, changes in the economic environment, including defense budgets and constraints on available financing, may adversely affect the financial stability of our supply chain and their ability to meet their performance requirements or to provide needed supplies on a timely basis. A disruption or failure of any supplier could have an adverse effect on the business resulting in an impact to profitability, possible termination of a contract, imposition of fines or penalties, and harm to our reputation impacting our ability to secure future business.

Griffon’s companies must continually improve existing products, design and sell new products and invest in research and development in order to compete effectively.

The markets for PPC and Telephonics are characterized by rapid technological change, evolving industry standards and continuous improvements in products. Due to constant changes in these markets, future success depends on their ability to develop new technologies, products, processes and product applications.

Product and technological developments are accomplished both through internally-funded R&D projects, as well as through strategic partnerships with customers. Because it is not generally possible to predict the amount of time required and costs involved in achieving certain R&D objectives, actual development costs may exceed budgeted amounts and estimated product development schedules may be extended. Griffon’s financial condition and results of operations may be materially and adversely affected if:

•	Product improvements are not completed on a timely basis;

•	New products are not introduced on a timely basis or do not achieve sufficient market penetration;

•	There are budget overruns or delays in R&D efforts; or

•	New products experience reliability or quality problems, or otherwise do not meet customer preferences or requirements.

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

Griffon and its companies conduct operations in Germany, Canada, Brazil, Australia and China, and sell their products in many countries around the world. Sales of products through non-U.S. subsidiaries accounted for approximately 21% of consolidated revenue for the year ended September 30, 2015. These sales could be adversely affected by changes in political and economic conditions, trade protection measures, the ability of the Company to enter into industrial cooperation agreements (off-set agreements), differing intellectual property rights laws and changes in regulatory requirements that restrict the sales of products or increase costs in such locations. Enforcement of existing laws in such jurisdictions can be uncertain, and the lack of a sophisticated body of laws can create various uncertainties, including with respect to customer and supplier contracts. Currency fluctuations between the U.S. dollar and the currencies in the non-U.S. regions in which Griffon does business may also have an impact on future reported financial results.

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

Griffon is subject to product liability and warranty claims in the ordinary course of business, including with respect to former businesses now included within discontinued operations. These claims relate to the conformity of its products with required specifications, and to alleged or actual defects in Griffon’s products (or in end-products in which Griffon’s products were a component part) that cause damage to property or persons. There can be no assurance that the frequency and severity of product liability claims brought against Griffon will not increase, which claims can be brought either by an injured customer of an end product manufacturer who used one of the products as a component or by a direct purchaser. There is also no assurance that the number and value of warranty claims will not increase as compared to historical claim rates, or that our warranty reserve at any particular time is sufficient. No assurance can be given that indemnification from customers or coverage under insurance policies will be adequate to cover future product liability claims against Griffon; for example, product liability insurance typically does not cover claims for punitive damages. Warranty claims are typically not covered by insurance at all. Product liability insurance can be expensive, difficult to maintain and may be unobtainable in the future on acceptable terms. The amount and scope of any insurance coverage may be inadequate if a product liability claim is successfully asserted. Furthermore, if any significant claims are made, the business and the related financial condition of Griffon may be adversely affected by negative publicity.

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

The credit agreement entered into by, and the terms of the senior notes issued by, Griffon each contain covenants that restrict the ability of Griffon and its subsidiaries to, among other things, incur additional debt, pay dividends, incur liens and make investments, acquisitions, dispositions, restricted payments and capital expenditures. Under the credit agreement, Griffon is also required to comply with specific financial ratios and tests. Griffon may not be able to comply in the future with these covenants or restrictions as a result of events beyond its control, such as prevailing economic, financial and industry conditions or a change in control of Griffon. If Griffon defaults in maintaining compliance with the covenants and restrictions in its credit agreement or the senior notes, its lenders could declare all of the principal and interest amounts outstanding due and payable and, in the case of the credit agreement, terminate their commitments to extend credit to Griffon in the future. If Griffon or its subsidiaries are unable to secure credit in the future, its business could be harmed.

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

The issuance of additional equity securities or securities convertible into equity securities would result in dilution to existing stockholders’ equity interests. Griffon is authorized to issue, without stockholder vote or approval, 4,200,000 shares of preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of Griffon’s common stock. While there is no present intention of issuing any such preferred stock, Griffon reserves the right to do so in the future. In addition, Griffon is authorized to issue, without stockholder approval, up to 85,000,000 shares of common stock, of which 48,343,192 shares, net of treasury shares, were outstanding as of September 30, 2015. Additionally, Griffon is authorized to issue, without stockholder approval, securities convertible into either shares of common stock or preferred stock.

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

Griffon occupies approximately 7,700,000 square feet of general office, factory and warehouse space throughout the U.S., Germany, Canada, Brazil, Australia, and China. For a description of the encumbrances on certain of these properties, see the Notes Payable, Capitalized Leases and Long-Term Debt footnote in the Notes to Consolidated Financial Statements. The following table sets forth certain information related to Griffon’s major facilities:

Location	Business Segment	Primary Use	Approx. Square Footage	Owned/ Leased	Lease End Year
New York, NY	Corporate	Headquarters	10,000	Leased	2025
Jericho, NY	Corporate	Office	6,900	Leased	2017
Farmingdale, NY	Telephonics	Manufacturing/R&D	180,000	Owned
Huntington, NY	Telephonics	Manufacturing	90,000	Owned
Huntington, NY	Telephonics	Manufacturing	100,000	Leased	2016
Columbia, MD	Telephonics	Engineering	25,000	Leased	2016
Elizabeth City, NC	Telephonics	Repair and Service	22,000	Leased	2039
Mason, OH	Home & Building Products/ Clopay Plastic Products	Office/R&D	131,000	Owned
Aschersleben, Germany	Clopay Plastic Products	Manufacturing	289,000	Owned
Dombuhl, Germany	Clopay Plastic Products	Manufacturing	124,000	Owned
Augusta, KY	Clopay Plastic Products	Manufacturing	354,000	Owned
Nashville, TN	Clopay Plastic Products	Manufacturing	210,000	Owned
Nashville, TN	Clopay Plastic Products	Manufacturing	190,000	Leased	2019
Jundiai, Brazil	Clopay Plastic Products	Manufacturing	114,000	Owned
Hangzhou, China	Clopay Plastic Products	Manufacturing	66,000	Leased	2024
Troy, OH	Home & Building Products	Office, Manufacturing	985,000	Leased	2021
Russia, OH	Home & Building Products	Manufacturing	350,000	Owned
Carlisle, PA	Home & Building Products	Manufacturing, Distribution	1,227,000	Leased	2020
Reno, NV	Home & Building Products	Manufacturing, Distribution	400,000	Leased	2017
Camp Hill, PA	Home & Building Products	Office, Manufacturing	380,000	Owned
Harrisburg, PA	Home & Building Products	Manufacturing	264,000	Owned
St. Francois, Quebec	Home & Building Products	Manufacturing, Distribution	353,000	Owned
Falls City, NE	Home & Building Products	Manufacturing	82,000	Owned
Cork, Ireland	Home & Building Products	Manufacturing, Distribution	74,000	Owned
Victoria, Australia	Home & Building Products	Manufacturing, Distribution	32,000	Leased	2017
Victoria, Australia	Home & Building Products	Manufacturing	29,000	Leased	2017
Victoria, Australia	Home & Building Products	Distribution	57,000	Leased	2016
New South Wales, Australia	Home & Building Products	Distribution	32,000	Leased	2017
New South Wales, Australia	Home & Building Products	Manufacturing	72,000	Leased	2016
Western, Australia	Home & Building Products	Manufacturing	58,000	Leased	2020

Griffon also leases approximately 1,000,000 square feet of space for the CBP distribution centers in numerous facilities throughout the U.S. and in Canada. In addition, AMES owns approximately 200,000 square feet of space for wood mills in the U.S. and leases approximately 260,000 square feet of additional distribution facility space throughout Australia.

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

Item 4.    Reserved

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Griffon’s Common Stock is listed for trading on the New York Stock Exchange under the symbol “GFF”. The following table shows, for the periods indicated, the quarterly range in the high and low sales prices for Griffon’s Common Stock and the amount of dividends paid during the last two years:

	Fiscal 2015			Fiscal 2014
	Market Prices		Dividends	Market Prices		Dividends
	High	Low	Per Share	High	Low	Per Share
Quarter ended December 31,	$13.75	$10.54	$0.04	$13.64	$11.87	$0.03
Quarter ended March 31,	17.65	12.72	0.04	14.34	11.73	0.03
Quarter ended June 30,	17.87	15.43	0.04	12.55	10.45	0.03
Quarter ended September 30,	17.85	15.45	0.04	12.77	10.43	0.03
			$0.16			$0.12

Dividends

On November 17, 2011, the Company began declaring quarterly cash dividends. During 2015, 2014 and 2013, the Company declared and paid dividends totaling $0.16 per share, $0.12 per share and $0.10 per share, respectively. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends.

On November 12, 2015, the Company declared a $0.05 per share dividend payable on December 23, 2015 to shareholders of record as of December 3, 2015.

Holders

As of October 31, 2015, there were approximately 8,900 record holders of Griffon’s Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under Griffon’s equity compensation plans is contained in Part III, Item 12 of this Form 10-K.

Issuer Purchase of Equity Securities

The table below presents shares of Griffon Stock which were acquired by Griffon during the fourth quarter of 2015:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2015	600,185	(1)	$16.05	600,185
August 1 - 31, 2015	229,763	(2)	16.37	227,170
September 1 - 30, 2015	654,214	(3)	16.69	644,105
Total	1,484,162		$16.25	1,471,460	$57,926	(1)

1.
Shares were purchased by the Company in open market purchases pursuant to share repurchases authorized by the Company’s Board of Directors. On each of May 1, 2014, March 20, 2015 and July 30, 2015, the Company’s Board of Directors authorized the repurchase of up to $50,000 of Griffon common stock; as of September 30, 2015, $57,926 remained available for purchase under these authorizations.

2.
Includes (a) 227,170 shares purchased by the Company in open market purchases pursuant to stock repurchases authorized by the Company’s Board of Directors and (b) 2,593 shares acquired by the Company from holders of restricted stock upon vesting of the restricted stock to satisfy tax withholding obligations of the holders.

3.
Includes (a) 644,105 shares purchased by the Company in open market purchases pursuant to stock repurchases authorized by the Company’s Board of Directors and (b) 10,109 shares acquired by the Company from the holders of restricted stock upon vesting of the restricted stock to satisfy tax withholding obligations of the holders.

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

The following graph sets forth the cumulative total return to Griffon’s stockholders during the five years ended September 30, 2015, as well as an overall stock market (S&P Small Cap 600 Index) and Griffon’s peer group index (Dow Jones U.S. Diversified Industrials Index). Assumes $100 was invested on September 30, 2010, including the reinvestment of dividends, in each category.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Griffon Corporation, the S&P Smallcap 600 Index
and the Dow Jones US Diversified Industrials Index

* $100 invested on 9/30/10 in stock or index, including reinvestment of dividends.

Item 6.    Selected Financial Data

	For the Years Ended September 30,
(in thousands, except per share amounts)	2015	2014	2013	2012	2011
Revenue	$2,016,032	$1,991,811	$1,871,327	$1,861,145	$1,830,802

Income (loss) before taxes and discontinued operations	$53,636	$(5,716)	$14,333	$21,941	$(14,349)
Provision (benefit) for income taxes	19,347	(5,539)	7,543	4,930	(6,918)
Income (loss) from continuing operations	34,289	(177)	6,790	17,011	(7,431)
Income (loss) from discontinued operations	—	—	(3,023)	—	—
Net Income (loss)	$34,289	$(177)	$3,767	$17,011	$(7,431)

Basic earnings (loss) per share:
Continuing operations	$0.77	$0.00	$0.12	$0.30	$(0.13)
Discontinued operations	—	—	(0.06)	—	0.00
Net income (loss)	$0.77	$0.00	$0.07	$0.30	$(0.13)
Weighted average shares outstanding	44,608	49,367	54,428	55,914	58,919

Diluted earnings (loss) per share:
Continuing operations	$0.73	$0.00	$0.12	$0.30	$(0.13)
Discontinued operations	—	—	(0.05)	—	0.00
Net income (loss)	$0.73	$0.00	$0.07	$0.30	$(0.13)
Weighted average shares outstanding	46,939	49,367	56,563	57,329	58,919

Cash dividends declared per common share	$0.16	$0.12	$0.10	$0.08	$—

Capital expenditures	$73,620	$77,094	$64,441	$68,851	$87,617
Depreciation and amortization	$69,800	$67,396	$70,748	$66,264	$60,712
Total assets	$1,731,433	$1,808,826	$1,777,608	$1,802,921	$1,861,983

Current portion of debt	$16,593	$7,886	$10,768	$17,703	$25,164
Long term portion of debt, net	826,976	791,301	666,904	668,288	671,649
Total debt, net	$843,569	$799,187	$677,672	$685,991	$696,813

Notes:
Results of operations from acquired businesses are included from the date of acquisition forward.  The fair value of assets and liabilities, inclusive of changes resulting from operating the businesses, are included in the first period ended after the date of each acquisition, and all periods thereafter.

2015 includes discrete tax benefits, net, of $62 or $0.00 per share.

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

Griffon currently conducts its operations through three reportable segments:

•
Home & Building Products ("HBP") consists of two companies, The AMES Companies, Inc. (“AMES”) and Clopay Building Products Company, Inc. (“CBP”). HBP accounted for 52%, 49% and 46% of Griffon’s consolidated revenue in 2015, 2014 and 2013, respectively:

◦
AMES is a global provider of non-powered landscaping products for homeowners and professionals. AMES’ revenue was 27%, 25% and 23% of Griffon’s consolidated revenue in 2015, 2014 and 2013, respectively.

◦
CBP is a leading manufacturer and marketer of residential, commercial and industrial garage doors to professional dealers and major home center retail chains. CBP’s revenue was 26%, 24% and 23% of Griffon’s consolidated revenue in 2015, 2014 and 2013.

•
Telephonics Corporation ("Telephonics") designs, develops and manufactures high-technology integrated information, communication and sensor system solutions for military and commercial markets worldwide. Telephonics’ revenue was 21% of Griffon’s consolidated revenue in both 2015 and 2014, and 24% in 2013.

•
Clopay Plastic Products Company, Inc. ("PPC") is an international leader in the development and production of embossed, laminated and printed specialty plastic films used in a variety of hygienic, health-care and industrial applications.  PPC revenue was 26% of Griffon’s consolidated revenue in 2015, and 30% in both 2014 and 2013.

On May 21, 2014, AMES acquired the Australian Garden and Tools division of Illinois Tool Works, Inc. (“Cyclone”) for approximately $40,000. Cyclone offers a full range of quality garden and hand tool products sold under various leading brand names including Cyclone®, Nylex® and Trojan®, designed to meet the requirements of both the Do-it-Yourself and professional trade segments. Cyclone adds to AMES' existing lawn and garden operations in Australia.

On December 31, 2013, AMES acquired Northcote Pottery (“Northcote”), founded in 1897 and a leading brand in the Australian outdoor planter and decor market, for approximately $22,000. Northcote complements Southern Patio®, acquired in 2011, and adds to AMES’ existing lawn and garden operations in Australia.

CONSOLIDATED RESULTS OF OPERATIONS

2015 Compared to 2014

Revenue for the year ended September 30, 2015 was $2,016,032, compared to $1,991,811 in the prior year. Excluding the unfavorable impact of foreign currency, revenue increased 5% driven by HBP and Telephonics. Gross profit for 2015 was $475,778 compared to $459,399 in 2014, with gross margin as a percent of sales (“gross margin”) of 23.6% and 23.1%, respectively.

Selling, general and administrative (“SG&A”) expenses of $374,761 remained consistent with the prior year amount of $375,099. SG&A for 2015, as a percent of revenue, decreased to 18.6% from 18.8% in 2014, reflecting the inclusion of the full year SG&A from the Northcote and Cyclone acquisitions, offset by the benefit of foreign currency translation. In 2014, SG&A included $3,161 of acquisition related expenses.

Interest expense in 2015 totaled $48,173, a 1% decrease from the prior year.

Other income of $491 in 2015 and $3,154 in 2014 consists primarily of currency exchange transaction gains and losses from receivables and payables held in non-functional currencies, and net gains on investments.

Griffon reported pretax income of $53,636 for the year ended September 30, 2015 compared to a pretax loss of $5,716 for the prior year. In 2015, the Company recognized a tax provision of 36.1% compared to a tax benefit of 96.9% in 2014.  The 2015 and 2014 rates reflect net discrete benefits of $62 and $4,674, respectively, resulting from release of previously established reserves for uncertain tax positions, release of various valuation allowances, filing of tax returns and impact of law changes in various jurisdictions. Excluding discrete tax items, the 2015 rate would have been a provision of 36.2%, and the 2014 rate would have been a benefit of 15.1%. The effective rates reflect the impact of permanent differences not deductible in determining taxable income, mainly tax reserves, changes in earnings mix between domestic and non-domestic operations and in 2014 limited deductibility of restricted stock, all of which were material to the 2014 rate relative to the level of pretax result.

Net income from continuing operations was $34,289, or $0.73 per share, for 2015 compared to a loss of $177, or $0.00 per share in the prior year. The current year results included discrete tax benefits, net, of $62 or $0.00 per share.

The prior year results included:

•	Loss from debt extinguishment of $38,890 ($24,964, net of tax or $0.49 per share);

•	Restructuring charges of $6,136 ($3,804, net of tax, or $0.07 per share);

•	Acquisition costs of $3,161 ($1,960, net of tax, or $0.04 per share); and

•	Discrete tax benefits, net, of $4,674 or $0.09 per share.

Excluding these items from both reporting periods, 2015 Net income from continuing operations would have been $34,227, or $0.73 per share compared to $25,877, or $0.51 per share, in 2014. Excluding both the discrete tax benefit and the impact of foreign currency, current year adjusted net income would have been $37,751 or $0.80 per share.

2014 Compared to 2013

Revenue for the year ended September 30, 2014 was $1,991,811, compared to $1,871,327 in the prior year, with the increase driven by HBP and PPC. Gross profit for 2014 was $459,399 compared to $417,585 in 2013, with gross margin as a percent of sales (“gross margin”) of 23.1% and 22.3%, respectively.

SG&A expenses in 2014 increased $34,630 to $375,099 in 2014 from $340,469 in 2013 in support of the increased level of sales and due to the inclusion of Northcote and Cyclone expenses from their respective acquisition dates. SG&A for 2014, as a percent of revenue, increased to 18.8% from 18.2% in 2013. SG&A included $3,161 of acquisition related expenses in 2014, and a $2,142 pension settlement loss resulting from the lump-sum buyout of certain participant’s balances in the Company’s defined benefit plan in 2013.

Interest expense in 2014 totaled $48,447, a decrease of $4,073 compared to the prior year, primarily driven by lower average borrowing rates as a result of the refinancing of the 7.125% senior notes, partially offset by increased debt levels.

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

GRIFFON CORPORATION AND SUBSIDIARIES
RECONCILIATION OF INCOME (LOSS) FROM CONTINUING OPERATIONS
TO ADJUSTED INCOME FROM CONTINUING OPERATIONS
(Unaudited)

	For the Years Ended September 30,
	2015	2014	2013
Income (loss) from continuing operations	$34,289	$(177)	$6,790
Adjusting items, net of tax:
Loss from debt extinguishment	—	24,964	—
Restructuring	—	3,804	8,266
Acquisition costs	—	1,960	—
Loss on pension settlement	—	—	1,392
Discrete tax benefits	(62)	(4,674)	(325)
Adjusted income from continuing operations	$34,227	$25,877	$16,123
Earnings (loss) per common share from continuing operations	$0.73	$0.00	$0.12
Adjusting items, net of tax:
Loss from debt extinguishment	—	0.49	—
Restructuring	—	0.07	0.15
Acquisition costs	—	0.04	—
Loss on pension settlement	—	—	0.02
Discrete tax provisions (benefits)	0.00	(0.09)	(0.01)
Adjusted earnings per share from continuing operations	$0.73	$0.51	$0.29

REPORTABLE SEGMENTS

The following table provides a reconciliation of Segment operating profit to Income (loss) before taxes and discontinued operations:

	For the Years Ended September 30,
INCOME (LOSS) BEFORE TAXES	2015	2014	2013
Segment operating profit:
Home & Building Products	$58,883	$40,538	$26,130
Telephonics	43,006	45,293	55,076
PPC	33,137	28,881	16,589
Total segment operating profit	135,026	114,712	97,795
Net interest expense	(47,872)	(48,144)	(52,167)
Unallocated amounts	(33,518)	(33,394)	(29,153)
Loss from debt extinguishment	—	(38,890)	—
Loss on pension settlement	—	—	(2,142)
Income (loss) before taxes from continuing operations	$53,636	$(5,716)	$14,333

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

The following table provides a reconciliation of Segment adjusted EBITDA to Income (loss) before taxes and discontinued operations:

	For the Years Ended September 30,
	2015	2014	2013
Segment adjusted EBITDA:
Home & Building Products	$94,226	$77,171	$70,064
Telephonics	53,028	57,525	63,199
PPC	57,103	56,291	48,100
Total Segment adjusted EBITDA	204,357	190,987	181,363
Net interest expense	(47,872)	(48,144)	(52,167)
Segment depreciation and amortization	(69,331)	(66,978)	(70,306)
Unallocated amounts	(33,518)	(33,394)	(29,153)
Loss from debt extinguishment	—	(38,890)	—
Restructuring charges	—	(6,136)	(13,262)
Acquisition costs	—	(3,161)	—
Loss on pension settlement	—	—	(2,142)
Income (loss) before taxes	$53,636	$(5,716)	$14,333

Home & Building Products

	Years Ended September 30,
	2015		2014		2013
Revenue:
AMES	$535,881		$503,687		$419,549
CBP	516,320		475,756		435,416
Home & Building Products	$1,052,201		$979,443		$854,965
Segment operating profit	$58,883	5.6%	$40,538	4.1%	$26,130	3.1%
Depreciation and amortization	35,343		31,580		36,195
Restructuring charges	—		1,892		7,739
Acquisition costs	—		3,161		—
Segment adjusted EBITDA	$94,226	9.0%	$77,171	7.9%	$70,064	8.2%

2015 Compared to 2014

Segment revenue increased $72,758, or 7%, compared to the prior year reflecting a 5% contribution from the Cyclone (acquired in May 2014) and Northcote (acquired in December 2013) acquisitions and an unfavorable foreign currency impact of 3%. AMES revenue increased 6%, mainly driven by the inclusion of AMES acquisition results contributing 10%, and improved North American pots and planter and Canadian wheelbarrow sales; foreign currency was 4% unfavorable. CBP revenue increased 9% from the prior year, primarily due to improved volume of 5% and favorable mix of 5%; foreign currency was 1% unfavorable.

Segment operating profit in 2015 was $58,883 compared to $40,538 in 2014, an increase of $18,345, or 45%. The prior year included $1,892 of restructuring charges and $3,161 of acquisition costs; excluding such costs, prior year Segment operating profit was $45,591, resulting in a 29% increase. The current year included an unfavorable impact from foreign currency of $6,000 or 15%, which was more than offset by the full year contribution from AMES acquisitions of 15%, favorable product mix, improved CBP volume, and savings from the AMES plant consolidation initiative completed at the end of the 2015 first quarter. Segment depreciation and amortization increased $3,763 from the prior year.

On May 21, 2014, AMES acquired Cyclone for approximately $40,000. Cyclone offers a full range of quality garden and hand tool products sold under various leading brand names including Cyclone®, Nylex® and Trojan®, designed to meet the requirements of both the Do-it-Yourself and professional trade segments. In the first year after acquisition, Cyclone was expected to generate approximately $65,000 in annualized revenue. SG&A expenses included $2,363 of related acquisition costs in 2014.

On December 31, 2013, AMES acquired Northcote, founded in 1897 and a leading brand in the Australian outdoor planter and decor market, for approximately $22,000. In the first year after the acquisition, Northcote was expected to generate approximately $28,000 of annualized revenue. SG&A expenses included $798 of related acquisition costs in 2014.

On October 15, 2015, CBP announced plans to expand its manufacturing facility in Troy, Ohio. The expansion reflects increased customer demand for its core products, and our success in bringing new technologies to market. The project includes improvements to its existing one million square foot building, as well as adding 200,000 square feet and new manufacturing equipment. The project is expected to be completed in 2016.

2014 Compared to 2013

Segment revenue for the year ended September 30, 2014 increased $124,478, or 15%, compared to the prior year. AMES revenue increased 20%, mainly driven by the inclusion of Northcote and Cyclone results of 10% from their acquisition dates, improved U.S. pots and planter sales, and increased snow tool sales. CBP revenue increased 9% due to increased volume of 7% and favorable product mix of 2%. Segment revenue reflected the unfavorable impact of foreign currency translation of a weaker Canadian dollar of 1%.

Segment operating profit in 2014 was $40,538 compared to $26,130 in 2013. 2014 and 2013 included $1,892 and $7,739, respectively, of restructuring charges primarily related to the previously announced manufacturing and operations consolidation initiative at AMES, and 2014 included $3,161 of acquisition costs related to the Northcote and Cyclone transactions. Excluding restructuring charges and acquisition costs, 2014 Segment operating profit totaled $45,591, an increase of $11,722 or 35% over the prior year comparable amount of $33,869, with the improvement due to increased volume and favorable product mix at CBP, and the contributions from Northcote and Cyclone of 16%, partially offset by increased AMES' distribution and freight costs. AMES also experienced manufacturing inefficiencies in connection with its plant consolidation initiative prior to its completion. Segment operating profit included the unfavorable impact of foreign currency translation of a weaker Canadian dollar of 4%. The prior year benefited from $1,000 in Byrd Amendment receipts (anti-dumping compensation from the government); 2014 Byrd Amendment receipts were not significant. Segment depreciation and amortization decreased $4,615 from the prior year.

Restructuring and Acquisition Expenses

In 2014 and 2013, HBP recognized $1,892 and $7,739, respectively, of restructuring and other related exit costs primarily related to one-time termination benefits, facility and other personnel costs, and asset impairment charges. In 2014, HBP had $3,161 of acquisition and integration costs related to Northcote and Cyclone. Over a three-year period from 2012, HBP headcount was reduced by 206 as a result of these actions.

In January 2013, AMES undertook to close certain of its U.S. manufacturing facilities and consolidate affected operations primarily into its Camp Hill and Carlisle, PA locations. The actions, completed at the end of the 2015 first quarter, improved manufacturing and distribution efficiencies, allow for in-sourcing of certain production previously performed by third party suppliers, and improved material flow and absorption of fixed costs. Management continues to estimate that AMES' initiative will result in annual cash savings exceeding $10,000, based on current operating levels. Realization of expected cash savings began in the 2015 second quarter.

AMES incurred pre-tax restructuring and related exit costs approximating $7,941, comprised of cash charges of $4,016 and non-cash, asset-related charges of $3,925; the cash charges included $2,622 for one-time termination benefits and other personnel-related costs and $1,394 for facility exit costs. AMES had $19,964 in capital expenditures.

During 2013, CBP completed the consolidation of its Auburn, Washington facility into its Russia, Ohio facility.

Telephonics

	Years Ended September 30,
	2015		2014		2013
Revenue	$431,090		$419,005		$453,351
Segment operating profit	$43,006	10.0%	$45,293	10.8%	$55,076	12.1%
Depreciation and amortization	10,022		7,988		7,373
Restructuring charges	—		4,244		750
Segment adjusted EBITDA	$53,028	12.3%	$57,525	13.7%	$63,199	13.9%

2015 Compared to 2014

Revenue in 2015 increased $12,085, or 3%, compared to the prior year period primarily driven by Multi-Mode ASW and Identification Friend and Foe ("IFF") product lines, partially offset by decreased sales of airborne intercommunication products associated with the C-17 program.
Segment operating profit decreased $2,287 or 5%, and operating margin decreased 80 basis points compared to the prior year period. The prior year included $4,244 of restructuring costs; excluding such costs, prior year Segment operation profit was $49,537, resulting in a 13% decrease. The decrease was due to an increase in depreciation and amortization of $2,034 and unfavorable program mix from decreased revenue on airborne intercommunications product, partially offset by reduced operating expenses.

During 2015 Telephonics was awarded several new contracts and incremental funding on existing contracts approximating $379,800. Contract backlog was $442,000 at September 30, 2015 with 73% expected to be fulfilled in the next 12 months; backlog was $494,000 at September 30, 2014. Backlog is defined as unfilled firm orders for products and services for which funding has been both authorized and appropriated by the customer or Congress, in the case of the U.S. government agencies. The decrease in backlog was primarily due to the timing of various international contract awards associated with radar and surveillance opportunities that were not received by the end of the reporting period.

2014 Compared to 2013

Revenue in 2014 decreased $34,346, or 8%, compared to the prior year. 2013 included $33,257 of electronic warfare program ("ICREW") revenue in which Telephonics served as a contract manufacturer; there was no such revenue in 2014. Excluding the ICREW program, 2014 revenue was in line with the prior year.

Segment operating profit in 2014 decreased $9,783 or 18%, compared to the prior year. Excluding restructuring charges, Segment operating profit decreased $6,289 or 11%, compared to 2013 primarily due to reduced gross profit driven by the absence of ICREW revenue, increased operating costs and the effects of product mix. Segment depreciation and amortization increased $615 from the prior year.

Restructuring

During 2014, Telephonics recognized $4,244 in restructuring costs in connection with the closure of its Swedish facility and restructuring of operations, a voluntary early retirement plan and a reduction in force aimed at improving efficiency by combining functions and responsibilities, resulting in the elimination of 80 positions. In 2013, Telephonics recognized $750 of restructuring charges in connection with voluntary early retirement plan offerings and other costs related to changes in organizational structure and facilities; such charges were primarily personnel-related, reducing headcount by 185 employees since 2012.

Plastic Products Company

	Years Ended September 30,
	2015		2014		2013
Revenue	$532,741		$593,363		$563,011
Segment operating profit	$33,137	6.2%	$28,881	4.9%	$16,589	2.9%
Depreciation and amortization	23,966		27,410		26,738
Restructuring charges	—		—		4,773
Segment adjusted EBITDA	$57,103	10.7%	$56,291	9.5%	$48,100	8.5%

2015 Compared to 2014

Revenue in 2015 decreased $60,622 or 10%, in comparison to 2014, primarily due to the unfavorable impact of foreign currency of $46,051 or 8% and reduced volume of 2%, primarily due to product rationalization. Resin pricing had no material impact on revenue in the current year. PPC adjusts selling prices based on underlying resin costs on a delayed basis.

Segment operating profit increased $4,256 or 15%, compared to the prior year, primarily driven by a $4,600 change in the impact of resin pricing pass through, partially offset by reduced volume. The favorable impact of foreign currency was $1,000 or 3%. Segment depreciation and amortization decreased $3,444 from the prior year.

2014 Compared to 2013

Revenue in 2014 increased $30,352, or 5%, in comparison to the prior year. The increase reflected favorable mix of 2%, the benefit of increased volume of 1% and the pass through of increased resin costs in customer selling prices of 2%. The impact of foreign exchange translation was not significant to the year.

Segment operating profit in 2014 increased $12,292 compared to the prior year; the prior year included restructuring charges of $4,773. Excluding such charges, Segment operating profit increased $7,519 or 35% primarily due to continued efficiency improvements, increased volume, favorable product mix and a $1,100 change in the impact of resin pricing pass through.

Restructuring

In February 2013, PPC undertook a restructuring project, primarily in Europe, to exit low margin business and to eliminate 80 positions, resulting in restructuring charges of $4,773, primarily related to one-time termination benefits and other personnel costs. This project was completed in 2013.

Unallocated Amounts

For 2015, unallocated amounts, which consist primarily of corporate overhead costs, totaled $33,518 compared to $33,394 in 2014.

For 2014, unallocated amounts totaled $33,394 compared to $29,153 in 2013, with the increase primarily due to compensation and incentive costs.

Loss on Pension Settlement

In 2013, SG&A includes a $2,142, non-cash, pension settlement loss resulting from the lump-sum buyout of certain participant’s balances in the Company’s defined benefit plan. The buyout, funded by the pension plan, reduced the Company’s net pension liability by $3,472.

Segment Depreciation and Amortization

Segment depreciation and amortization of $69,331 increased $2,353 compared to 2014, primarily due to capital spending.

Segment depreciation and amortization of $66,978 decreased $3,328 in 2014 compared to 2013, primarily due to assets fully amortizing, partially offset by the onset of depreciation for new assets placed in service.

Comprehensive Income (Loss)

During 2015, total other comprehensive loss, net of taxes, of $61,124 consisted of a $56,358 loss on Foreign currency translation adjustments primarily due to the weakening of the Euro, Canadian, Brazilian and Australian currencies, all in comparison to the U.S. Dollar, a $4,326 loss from Pension and other post retirement benefits, primarily due to lower assumed discount rates compared to the prior year, a $430 gain on cash flow hedges and $870 settlement of available-for-sale securities.
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

Griffon substantially concluded remaining disposal activities in 2009. There was no reported revenue in 2015, 2014 and 2013. Future net cash outflows to satisfy liabilities related to disposal activities accrued as of September 30, 2015 are estimated to be $5,608.

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

At September 30, 2015, Griffon’s assets and liabilities for discontinued operations primarily related to income taxes and product liability, warranty and environmental reserves.

LIQUIDITY AND CAPITAL RESOURCES

Management assesses Griffon’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting liquidity are: cash flows from operating activities, capital expenditures, acquisitions, dispositions, bank lines of credit and the ability to attract long-term capital under satisfactory terms. Griffon believes it has sufficient liquidity available to invest in existing businesses and strategic acquisitions while managing its capital structure on both a short-term and long-term basis.

The following table is derived from the Consolidated Statements of Cash Flows:

Cash Flows from Continuing Operations	Years Ended September 30,
(in thousands)	2015	2014
Net Cash Flows Provided By (Used In):
Operating activities	$76,137	$93,301
Investing activities	(66,620)	(147,250)
Financing activities	(44,851)	(27,930)

Cash flows generated by operating activities for 2015 decreased $17,164, to $76,137 compared to $93,301 in 2014, with the decrease driven by increased working capital, partially offset by operating results and the inclusion of the full year results from the 2014 AMES acquisitions. When compared with the prior year period, the increase in working capital consisted of increased settlement of accounts payable and certain current liabilities partially offset by increased collections of accounts receivable.

During 2015, Griffon used cash in investing activities of $66,620 compared to $147,250 in 2014; the prior year included approximately $62,000 related to AMES acquisitions. The current year includes proceeds received of $8,891 from the sale of available securities. In 2015, capital expenditures, net, totaled $73,286 compared to $76,542 in 2014.

Cash used by financing activities in 2015 totaled $44,851 compared to $27,930 in the prior year. The current year included $82,343 for the repurchase of common stock and $7,654 for the payment of dividends, partially offset by net proceeds from debt of $45,391. In 2014, financing activity usage primarily consisted of $79,614 for the repurchase of common stock, $20,000 for the purchase of ESOP shares, $11,298 paid for financing costs and $6,273 for the payment of dividends, partially offset by net proceeds from debt of $88,100.

During 2015, the Board of Directors approved four quarterly cash dividends each for $0.04 per share. On November 12, 2015, the Board of Directors declared a cash dividend of $0.05 per share, payable on December 23, 2015 to shareholders of record as of the close of business on December 3, 2015.

In each of May 2014, March 2015 and July 2015, Griffon's Board of Directors authorized the repurchase of up to $50,000 of Griffon's outstanding common stock. Under these programs, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in a privately negotiated transactions. During 2015, Griffon purchased an aggregate of 5,311,915 shares of common stock under both the May 2014 and March 2015 programs, for a total of $80,934 or $15.24 per share. At September 30, 2015, an aggregate of $57,926 remains under the March 2015 and July 2015 Board authorized repurchase programs.

In addition to the repurchases under Board authorized programs, during 2015, 89,488 shares, with a market value of $1,409, or $15.74 per share, were withheld to settle employee taxes due upon the vesting of restricted stock.

Payments related to Telephonics revenue are received in accordance with the terms of development and production subcontracts; certain of such receipts are progress or performance based payments. PPC customers are generally substantial industrial companies whose payments have been steady, reliable and made in accordance with the terms governing such sales. PPC sales satisfy orders that are received in advance of production; payment terms are established in advance. With respect to HBP, uncollected receivables have been immaterial in amount.

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. In 2015:

a.	The U.S. Government and its agencies, through prime and subcontractor relationships, represented 14% of Griffon’s consolidated revenue and 66% of Telephonics' revenue.

b.	P&G represented 14% of Griffon’s consolidated revenue and 51% of PPC revenue.

c.	Home Depot represented 12% of Griffon’s consolidated revenue and 23% of HBP's revenue.

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

At September 30, 2015, Griffon had debt, net of cash and equivalents, as follows:

Cash and Equivalents and Debt	At September 30,	At September 30,
(in thousands)	2015	2014
Cash and equivalents	$52,001	$92,405
Notes payables and current portion of long-term debt	16,593	7,886
Long-term debt, net of current maturities	826,976	791,301
Debt discount and issuance costs	17,630	23,384
Total debt	861,199	822,571
Debt, net of cash and equivalents	$809,198	$730,166

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

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On June 18, 2014, Griffon exchanged all of the Senior Notes for substantially identical Senior Notes registered under the Securities Act of 1933 via an exchange offer. The fair value of the Senior Notes approximated $570,000 on September 30, 2015 based upon quoted market prices (level 1 inputs).

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

On March 13, 2015, Griffon amended its Revolving Credit Facility (“Credit Agreement”) to increase the credit facility from $225,000 to $250,000, extend its maturity from March 28, 2019 to March 13, 2020, and modify certain other provisions of the facility. The facility includes a letter of credit sub-facility with a limit of $50,000 (decreased from $60,000), and a multi-currency sub-facility of $50,000. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility, or the occurrence or event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, in each case without a floor, plus an applicable margin, which adjusts based on financial performance. Current margins are 1.00% for base rate loans and 2.00% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens and make restricted payments and investments. The Credit Agreement also has a minimum liquidity covenant that requires cash and available borrowings under the Credit Agreement in the aggregate to equal or exceed $100 million during the six month period prior to maturity of the 2017 Notes (which mature on January 15, 2017); such covenant will no longer apply after payment in full of the 2017 Notes. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors and a pledge of not greater than 65% of the equity interest in each of Griffon’s material, first-tier foreign subsidiaries (except that a lien on the assets of Griffon material domestic subsidiaries securing a limited amount of the debt under the credit agreement relating to Griffon's Employee Stock Ownership Plan ranks pari passu with the lien granted on such assets under the Credit Agreement). At September 30, 2015, outstanding borrowings and standby letters of credit were $35,000 and $16,938, respectively, under the Credit Agreement; $198,062 was available for borrowing at that date.

On December 21, 2009, Griffon issued $100,000 principal of 4% convertible subordinated notes due 2017 (the “2017 Notes”). The current conversion rate of the 2017 Notes is 69.3811 shares of Griffon’s common stock per $1 principal amount of notes, corresponding to a conversion price of $14.41 per share. Prior to July 15, 2016, if for at least 20 trading days out of the last 30 trading days during any fiscal quarter the closing price of Griffon's common stock is 130% or greater than the conversion price on each such trading day, then at any time during the immediately subsequent fiscal quarter any holder has the option to convert such holder's notes (and the Company is required to notify the trustee under the notes, and the holders of the notes, that this condition to conversion has been met). At any time on or after July 15, 2016, any holder has the option to convert such holder's notes into shares of Griffon common stock. Griffon has the intent and ability to settle the principal component of any conversion of notes in cash. When a cash dividend is declared that would result in an adjustment to the conversion ratio of less than 1%, any adjustment to the conversion ratio is deferred until the first to occur of (i) actual conversion; (ii) the 42nd trading day prior to maturity of the notes; and (iii) such time as the cumulative adjustment equals or exceeds 1%. As of September 30, 2015, aggregate dividends since the last conversion price adjustment of $0.08 per share would have resulted in an adjustment to the conversion ratio of approximately 0.48%. At both September 30, 2015 and 2014, the 2017 Notes had a capital in excess of par component, net of tax, of $15,720. The fair value of the 2017 Notes approximated $118,875 on September 30, 2015 based upon quoted market prices (level 1 inputs). These notes are classified as long term debt as Griffon has the intent and ability to refinance the principal amount of the notes, including with borrowings under the Credit Agreement.

In September 2015, Griffon entered into a $32,280 mortgage loan secured by four properties occupied by Griffon's subsidiaries, refinancing two existing real estate mortgages and providing new mortgages on two existing real estate properties. The loans mature in September 2025, are collateralized by the specific properties financed and are guaranteed by Griffon. The loans bear interest at a rate of LIBOR plus 1.50%. As of September 30, 2015, $31,810 was outstanding, net of issuance costs.

In December 2013, Griffon’s Employee Stock Ownership Plan (“ESOP”) entered into an agreement that refinanced the two existing ESOP loans into one new Term Loan in the amount of $21,098 (the "Agreement"). The Agreement also provided for a Line Note with $10,000 available to purchase shares of Griffon common stock in the open market. In July 2014, Griffon's ESOP entered into an amendment of the existing Agreement which provided an additional $10,000 Line Note available to purchase shares in the open market. During 2014, the Line Notes were combined with the Term Loan to form one new Term Loan. The Term Loan bears interest at LIBOR plus 2.38% or the lender’s prime rate, at Griffon’s option.  The Term Loan requires quarterly principal payments of $551, with a balloon payment of approximately $30,137 due at maturity on December 31, 2018. During 2014, 1,591,117 shares of Griffon common stock, for a total of $20,000 or $12.57 per share, were purchased with proceeds from the Line Notes. As of September 30, 2015, $36,520, net of issuance costs, was outstanding under the Term Loan. The Term Loan is secured by shares purchased with the proceeds of the loan and with a lien on a specific amount of Griffon assets (which lien ranks pari passu with the lien granted on such assets under the Credit Agreement), and is guaranteed by Griffon.

In October 2006, CBP entered into a capital lease totaling $14,290 for real estate in Troy, Ohio. The lease matures in 2022, bears interest at a fixed rate of 5.0%, is secured by a mortgage on the real estate and is guaranteed by Griffon. At September 30, 2015, $7,368 was outstanding, net of issuance costs.

In September 2015, Clopay Europe GMBH (“Clopay Europe”) entered into a EUR 5,000 ($5,599 as of September 30, 2015) revolving credit facility and a EUR 15,000 ($16,795 as of September 30, 2015) term loan. The term loan is payable in twelve quarterly installments of EUR 1,250, bears interest at a fixed rate of 2.5% and matures in September 2018. The revolving facility matures in November 2016, but is renewable upon mutual agreement with the bank. The revolving credit facility accrues interest at EURIBOR plus 1.75% per annum (1.75% at September 30, 2015). The revolver and the term loan are both secured by substantially all of the assets of Clopay Europe and its subsidiaries. Griffon guarantees the revolving facility and term loan. The term loan had an outstanding balance of EUR 15 million ($16,795) and the revolver had no borrowings outstanding at September 30, 2015. Clopay Europe is required to maintain a certain minimum equity to assets ratio and is subject to a maximum debt leverage ratio (defined as the ratio of total debt to EBITDA).

Clopay do Brasil maintains lines of credit of R$12,800 ($3,222 as of September 30, 2015). Interest on borrowings accrues at a rate of Brazilian CDI plus 6.0% (20.13% at September 30, 2015). As of September 30, 2015, there was approximately R$7,652 ($1,926 as of September 30, 2015) borrowed under the lines. PPC guarantees the loan and lines.

In November 2012, Garant G.P. (“Garant”) entered into a CAD 15,000 revolving credit facility. The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (1.63% LIBOR USD and 2.03% Bankers Acceptance Rate CDN as of September 30, 2015). The revolving facility matures in October 2016. Garant is required to maintain a certain minimum equity. As of September 30, 2015, there were CAD 7,481 ($5,606 as of September 30, 2015) borrowed under the revolving credit facility with CAD 6,307 ($4,726 as of September 30, 2015) available for borrowing.

In December 2013 and May 2014, Northcote Holdings Pty Ltd entered into two unsecured term loans in the outstanding amounts of AUD 12,500 and AUD 20,000. The AUD 12,500 term loan requires quarterly interest payments with principal due upon maturity in December 2016. The AUD 20,000 term loan requires quarterly principal payments of AUD 625, with a balloon payment due upon maturity in May 2017. The loans accrue interest at Bank Bill Swap Bid Rate “BBSY” plus 2.8% per annum (4.98% at September 30, 2015 for each loan). As of September 30, 2015, Griffon had an outstanding combined balance of AUD 31,874,000 ($22,347 as of September 30, 2015) on the term loans, net of issuance costs.
Subsidiaries of Northcote Holdings Pty Ltd also maintain two lines of credit of AUD 3,000 and AUD 5,000 ($2,103 and $3,506, respectively, as of September 30, 2015), which accrue interest at BBSY plus 2.25% per annum (4.43% at September 30, 2015 ) and 2.50% per annum (4.68% at September 30, 2015), respectively. As of September 30, 2015, there was AUD 2,000 ($1,402 as of September 30, 2015) in outstanding borrowings under the lines. Griffon Corporation guarantees the term loans and the AUD 3,000 line of credit; the assets of a subsidiary of Northcote Holdings Pty Ltd secures the AUD 5,000 line of credit.
At September 30, 2015, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements.
In each of August 2011, May 2014, March 2015 and July 2015, Griffon's Board of Directors authorized the repurchase of up to $50,000 of Griffon's outstanding common stock. Under these programs, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During 2015, Griffon purchased an aggregate of 5,311,915 shares of common stock under both the May 2014 and March 2015 programs, for a total of $80,934 or $15.24 per share. From August 2011 through September 30, 2015, Griffon repurchased 16,751,221 shares of its common stock, for a total of $203,132 or $12.13 per share (which repurchases included exhausting the remaining availability under a Board authorized repurchase program in existence prior to 2011). This included the repurchase of 12,306,777 shares on the open market, as well as the December

10, 2013 repurchase of 4,444,444 shares from GS Direct for $50,000, or $11.25 per share. At September 30, 2015, $57,926 in the aggregate remains under the March 2015 and July 2015 Board authorized repurchase programs.

On December 10, 2013, Griffon repurchased 4,444,444 shares of its common stock for $50,000 from GS Direct. The repurchase was effected in a private transaction at a per share price of $11.25, an approximate 9.2% discount to the stock’s closing price on November 12, 2013, the day before announcement of the transaction. The transaction was exclusive of the Company’s August 2011 $50,000 authorized share repurchase program. After closing the transaction, GS Direct continued to hold approximately 5.56 million shares (approximately 10% of the shares outstanding at such time) of Griffon’s common stock. Subject to certain exceptions, if GS Direct intends to sell its remaining shares of Griffon common stock at any time prior to December 31, 2016, it will first negotiate in good faith to sell such shares to the Company.

On November 17, 2011, the Company began declaring quarterly cash dividends. During 2015, 2014 and 2013, the Company declared and paid dividends totaling $0.16 per share, $0.12 per share and $0.10 per share, respectively. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends.

On November 12, 2015, the Board of Directors declared a cash dividend of $0.05 per share, payable on December 23, 2015 to shareholders of record as of the close of business on December 3, 2015.

During the year ended September 30, 2015, Griffon used cash for discontinued operations of $918,000, primarily related to settling certain Installation Services liabilities.

Contractual Obligations

At September 30, 2015, payments to be made pursuant to significant contractual obligations are as follows:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Other
Long-term debt (a)	$861,199	$16,593	$149,169	$72,345	$623,092	$—
Interest expense	224,163	40,485	71,196	66,417	46,065	—
Rental commitments	307,207	186,214	87,085	24,614	9,294	—
Purchase obligations (b)	234,691	230,419	4,270	2	—	—
Capital expenditures	19,995	19,995	—	—	—	—
Supplemental & post-retirement benefits (c)	32,688	4,056	7,714	6,926	13,992	—
Uncertain tax positions (d)	4,753	—	—	—	—	4,753
Total obligations	$1,684,696	$497,762	$319,434	$170,304	$692,443	$4,753
______________

(a)	Included in long-term debt are capital leases of: $1,575 (less than 1 year), $2,955(1-3 years), $2,696 (3-5 years) and $1,568 (more than 5 years).

(b)
Purchase obligations are generally for the purchase of goods and services in the ordinary course of business. Griffon uses blanket purchase orders to communicate expected requirements to certain vendors. Purchase obligations reflect those purchase orders where the commitment is considered to be firm. Purchase obligations that extend beyond 2015 are principally related to long-term contracts received from customers of Telephonics.

(c)	Griffon funds required payouts under its non-qualified supplemental defined benefit plan from its general assets and the expected payments are included in each period, as applicable.

(d)
Due to the uncertainty of the potential settlement of future uncertain tax positions, management is unable to estimate the timing of related payments, if any, that will be made subsequent to 2015. These amounts do not include any potential indirect benefits resulting from deductions or credits for payments made to other jurisdictions.

Off-Balance Sheet Arrangements

Except for operating leases and purchase obligations as disclosed herein, Griffon is not a party to any off-balance sheet arrangements.

Off-Set Agreements

Telephonics may enter into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for its products and services from customers in foreign countries. These agreements promote investment in the country, and may be satisfied through activities that do not require Griffon to use its cash, including transferring technology, providing manufacturing and other consulting support. These agreements may also be satisfied through the use of cash for such activities as purchasing supplies from in-country vendors, setting up support centers, research and development investments, acquisitions, and building or leasing facilities for in-country operations, if applicable. The amount of the offset requirement is determined by contract value awarded and negotiated percentages with customers. At September 30, 2015, Telephonics had outstanding offset agreements approximating $81,000, primarily related to its Radar Systems division, some of which extend through 2028. Offset programs usually extend over several years and in some cases provide for penalties in the event Telephonics fails to perform in accordance with contract requirements. Historically, Telephonics has not been required to pay any such penalties and as of September 30, 2015, no such penalties are estimable or probable.

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

Telephonics earns a substantial portion of its revenue as either a prime or subcontractor from contract awards with the U.S. Government, as well as non-U.S. governments and other commercial customers. These formal contracts are typically long-term in nature, usually greater than one year. Revenue and profits from these long-term fixed price contracts are recognized under the percentage-of-completion method of accounting. Revenue and profits on fixed-price contracts that contain engineering as well as production requirements are recorded based on the ratio of total actual incurred costs to date to the total estimated costs for each contract (cost-to-cost method). Using the cost-to-cost method, revenue is recorded at amounts equal to the ratio of actual cumulative costs incurred divided by total estimated costs at completion, multiplied by the total estimated contract revenue, less the cumulative revenue recognized in prior periods. The profit recorded on a contract using this method is equal to the current estimated total profit margin multiplied by the cumulative revenue recognized, less the amount of cumulative profit previously recorded for the contract in prior periods. As this method relies on the substantial use of estimates, these projections may be revised throughout the life of a contract. Components of this formula and ratio that may be estimated include gross profit margin and total costs at completion. The cost performance and estimates to complete on long-term contracts are reviewed, at a minimum, on a quarterly basis, as well as when information becomes available that would necessitate a review of the current estimate. Adjustments to estimates for a contracts estimated costs at completion and estimated profit or loss often are required as experience is gained, and as more information is obtained, even though the scope of work required under the contract may or may not change, or if contract modifications occur. The impact of such adjustments or changes to estimates is made on a cumulative basis in the period when such information has become known. In 2015, 2014 and 2013, income from operations included net favorable/(unfavorable) catch-up adjustments approximating $(400), $(400) and $3,400, respectively. Gross profit is affected by a variety of factors, including the mix of products, systems and services, production efficiencies, price competition and general economic conditions.

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

For contracts whose anticipated total costs exceed total expected revenue, an estimated loss is recognized in the period when identifiable. A provision for the entire amount of the estimated loss is recorded on a cumulative basis. The estimated remaining costs to complete loss contracts, as of September 30, 2015 was $10,600 and is recorded as a reduction to gross margin on the Consolidated Statements of Operations and Comprehensive Income (Loss). This loss had an immaterial impact to Griffon's Consolidated Financial Statements.

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

Griffon’s businesses typically do not require inventory that is susceptible to becoming obsolete or dated. In general, Telephonics sells products in connection with programs authorized and approved under contracts awarded by the U.S. Government or agencies thereof, and in accordance with customer specifications. PPC primarily produces fabricated materials used by customers in the production of their products and these materials are produced against orders from those customers. HBP produces doors and non-powered lawn and garden tools in response to orders from customers of retailers and dealers or based on expected orders, as applicable.

Warranty Accruals

Direct customer and end-user warranties are provided on certain products. These warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. The terms of such warranties vary by product line and generally provide for the repair or replacement of the defective product. Warranty claims data is collected and analyzed with a focus on the historical amount of claims, the products involved, the amount of time between the warranty claims and the products’ respective sales and the amount of current sales. Based on such analysis, warranty accruals are recorded as an increase to cost of sales and regularly reviewed for adequacy.

Stock-based Compensation

Griffon has issued stock-based compensation to certain employees, officers and directors in the form of restricted stock and restricted stock units.

Compensation expense for restricted stock and restricted stock units is recognized ratably over the required service period based on the fair value of the grant, calculated as the number of shares or units granted multiplied by the stock price on the date of grant, and for performance shares or units, the likelihood of achieving the performance criteria.

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

Goodwill, Long-Lived Intangible and Tangible Assets, and Impairment

Griffon has significant intangible and tangible long-lived assets on its balance sheet that includes goodwill and other intangible assets related to acquisitions. Goodwill represents the excess of the cost of net assets acquired in business combinations over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. As required under GAAP, goodwill and indefinite-lived intangibles are reviewed for impairment annually, for Griffon as of September 30, or more frequently whenever events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, using discounted future cash flows for each reporting unit. The testing of goodwill and indefinite-lived intangibles for impairment involves significant use of judgment and assumptions in the determination of a reporting unit’s fair market value. Based upon the results of the annual impairment review, it was determined that the fair value of each reporting unit substantially exceeded the carrying value of the assets, and no impairment existed as of September 30, 2015.

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

Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which a tax benefit has been recorded in the income statement. The Company assesses whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, both positive and negative, using a more likely than not standard. This assessment considers, among other matters, the nature, frequency and severity of recent losses; a forecast of future profitability; the duration of statutory carryback and carryforward periods; the Company's experience with tax attributes expiring unused; and tax planning alternatives. The likelihood that the deferred tax asset balance will be recovered from future taxable income is assessed at least quarterly, and the valuation allowance, if any, is adjusted accordingly.

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

Recently issued effective accounting pronouncements

In July 2013, the FASB issued new accounting guidance requiring an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss or tax credit carryforward, except for instances when the carryforward is not available to settle any additional income taxes and an entity does not intend to use the deferred tax benefit for these purposes. In these circumstances, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance was effective for fiscal years beginning after December 15, 2013, and accordingly, the Company adopted this guidance effective October 1, 2014. Adoption of this standard did not have a significant impact on the Company's consolidated financial statements.

In April 2014, the FASB issued guidance changing the requirements for reporting discontinued operations where the disposal of a component of an entity or group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when either classified as held for sale, or disposed of by sale or otherwise disposed. The amendment also requires enhanced disclosures about the discontinued operation and disclosure information for other significant dispositions. This guidance was effective for the Company beginning in 2015. Adoption of this standard did not have a significant impact on the Company's consolidated financial statements.

In April 2015, the FASB issued guidance on simplifying the presentation of debt issuance costs. This guidance required debt issuance costs on the balance sheet to be presented as a direct deduction from the carrying amount of a related debt liability, similar to debt discounts. The Company early adopted this guidance in March 2015 and applied it retrospectively for all periods presented in the financial statements. Adoption of this standard did not have a significant impact on the Company's consolidated financial statements.

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

The revolving credit facility and certain other of Griffon’s credit facilities have a LIBOR- and EURIBOR- based variable interest rate. Due to the current and expected level of borrowings under these facilities, a 100 basis point change in LIBOR or EURIBOR would not have a material impact on Griffon’s results of operations or liquidity.

Foreign Exchange

Griffon conducts business in various non-U.S. countries, primarily in Germany, Canada, Brazil, Australia, and China; therefore, changes in the value of the currencies of these countries affect the financial position and cash flows when translated into U.S. Dollars. Griffon has generally accepted the exposure to exchange rate movements relative to its non-U.S. operations. Griffon may, from time to time, hedge its currency risk exposures. A change of 10% or less in the value of all applicable foreign currencies would not have a material effect on Griffon’s financial position and cash flows.

Item 8.    Financial Statements and Supplementary Data

The financial statements of Griffon and its subsidiaries and the report thereon of Grant Thornton LLP are included herein:

▪	Report of Independent Registered Public Accounting Firm.

▪	Consolidated Balance Sheets at September 30, 2015 and 2014.

▪	Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended September 30, 2015, 2014 and 2013.

▪	Consolidated Statements of Cash Flows for the years ended September 30, 2015, 2014 and 2013.

▪	Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2015, 2014 and 2013.

▪	Notes to Consolidated Financial Statements.

▪	Schedule II – Valuation and Qualifying Account.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Griffon Corporation

We have audited the accompanying consolidated balance sheets of Griffon Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of September 30, 2015 and 2014, and the related consolidated statements of operations and comprehensive income(loss), shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2015. We also have audited the Company’s internal control over financial reporting as of September 30, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). The Company’s management is responsible for these financial statements, financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements, financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Griffon Corporation and subsidiaries as of September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. In addition, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

/s/ GRANT THORNTON LLP

New York, New York

November 12, 2015

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	At September 30, 2015	At September 30, 2014
CURRENT ASSETS
Cash and equivalents	$52,001	$92,405
Accounts receivable, net of allowances of $5,342 and $7,336	218,755	258,436
Contract costs and recognized income not yet billed, net of progress payments of $16,467 and $16,985	103,895	109,930
Inventories, net	325,809	290,135
Prepaid and other current assets	55,086	62,569
Assets of discontinued operations	1,316	1,624
Total Current Assets	756,862	815,099
PROPERTY, PLANT AND EQUIPMENT, net	379,972	370,565
GOODWILL	356,241	374,111
INTANGIBLE ASSETS, net	213,837	233,623
OTHER ASSETS	22,346	13,302
ASSETS OF DISCONTINUED OPERATIONS	2,175	2,126
Total Assets	$1,731,433	$1,808,826
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$16,593	$7,886
Accounts payable	199,811	218,703
Accrued liabilities	104,997	103,557
Liabilities of discontinued operations	2,229	3,282
Total Current Liabilities	323,630	333,428
LONG-TERM DEBT, net	826,976	791,301
OTHER LIABILITIES	146,923	148,240
LIABILITIES OF DISCONTINUED OPERATIONS	3,379	3,830
Total Liabilities	1,300,908	1,276,799
COMMITMENTS AND CONTINGENCIES - See Note 14
SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.25 per share, authorized 3,000 shares, no shares issued	—	—
Common stock, par value $0.25 per share, authorized 85,000 shares, issued 79,080 shares and 78,484 shares	19,770	19,621
Capital in excess of par value	518,485	506,090
Retained earnings	454,548	427,913
Treasury shares, at cost, 30,737 common shares and 25,335 common shares	(436,559)	(354,216)
Accumulated other comprehensive loss	(91,188)	(30,064)
Deferred compensation	(34,531)	(37,317)
Total Shareholders’ Equity	430,525	532,027
Total Liabilities and Shareholders’ Equity	$1,731,433	$1,808,826

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Years Ended September 30,
	2015	2014	2013
Revenue	$2,016,032	$1,991,811	$1,871,327
Cost of goods and services	1,540,254	1,532,412	1,453,742
Gross profit	475,778	459,399	417,585
Selling, general and administrative expenses	374,761	375,099	340,469
Restructuring and other related charges	—	6,136	13,262
Total operating expenses	374,761	381,235	353,731
Income from operations	101,017	78,164	63,854
Other income (expense)
Interest expense	(48,173)	(48,447)	(52,520)
Interest income	301	303	353
Loss from debt extinguishment	—	(38,890)	—
Other, net	491	3,154	2,646
Total other income (expense)	(47,381)	(83,880)	(49,521)
Income (loss) before taxes	53,636	(5,716)	14,333
Provision (benefit) for income taxes	19,347	(5,539)	7,543
Income (loss) from continuing operations	$34,289	$(177)	$6,790
Discontinued operations:
Loss from operations of discontinued businesses	—	—	(4,651)
Benefit from income taxes	—	—	1,628
Loss from discontinued operations	—	—	(3,023)
Net income (loss)	$34,289	$(177)	$3,767

Income (loss) from continuing operations	$0.77	$—	$0.12
Loss from discontinued operations	—	—	(0.06)
Basic earnings per common share	$0.77	$—	$0.07

Weighted-average shares outstanding	44,608	49,367	54,428

Income from continuing operations	$0.73	$—	$0.12
Loss from discontinued operations	—	—	(0.05)
Diluted earnings per common share	$0.73	$—	$0.07

Weighted-average shares outstanding	46,939	49,367	56,563

Net income (loss)	$34,289	$(177)	$3,767

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(56,358)	(23,933)	(3,090)
Pension and other post retirement plans	(4,326)	(3,914)	19,310
Change in available-for-sale securities	(870)	870	—
Gain on cash flow hedge	430	252	—
Total other comprehensive income (loss), net of taxes	(61,124)	(26,725)	16,220
Comprehensive income (loss)	$(26,835)	$(26,902)	$19,987

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended September 30,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$34,289	$(177)	$3,767
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	—	—	3,023
Depreciation and amortization	69,800	67,396	70,748
Stock-based compensation	11,110	11,473	12,495
Asset impairment charges - restructuring	—	191	4,316
Provision for losses on accounts receivable	84	359	1,813
Amortization of deferred financing costs and debt discounts	6,982	6,427	6,232
Loss from debt extinguishment	—	38,890	—
Deferred income tax (benefit)	2,132	(5,131)	5,075
(Gain) loss on sale/disposal of assets and investments	(342)	244	(498)
Change in assets and liabilities, net of assets and liabilities acquired:
(Increase) decrease in accounts receivable and contract costs and recognized income not yet billed	32,150	6,009	(58,038)
(Increase) decrease in inventories	(48,356)	(50,461)	26,887
(Increase) decrease in prepaid and other assets	(5,022)	(4,278)	6,678
Increase (decrease) in accounts payable, accrued liabilities and income taxes payable	(27,250)	21,304	652
Other changes, net	560	1,055	2,533
Net cash provided by operating activities	76,137	93,301	85,683
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(73,620)	(77,094)	(64,441)
Acquired business, net of cash acquired	(2,225)	(62,306)	—
Investment sales (purchases)	8,891	(8,402)	—
Proceeds from sale of property, plant and equipment	334	552	1,573
Net cash used in investing activities	(66,620)	(147,250)	(62,868)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	371	584	—
Dividends paid	(7,654)	(6,273)	(5,825)
Purchase of shares for treasury	(82,343)	(79,614)	(32,521)
Proceeds from long-term debt	233,491	691,943	303
Payments of long-term debt	(187,735)	(603,094)	(16,867)
Change in short-term borrowings	(365)	(749)	2,950
Financing costs	(1,308)	(11,298)	(833)
Purchase of ESOP shares	—	(20,000)	—
Tax effect from exercise/vesting of equity awards, net	345	273	150
Other, net	347	298	394
Net cash used in financing activities	(44,851)	(27,930)	(52,249)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities	(918)	(1,528)	(2,090)
Net cash used in discontinued operations	(918)	(1,528)	(2,090)

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Effect of exchange rate changes on cash and equivalents	(4,152)	(2,318)	—
NET DECREASE IN CASH AND EQUIVALENTS	(40,404)	(85,725)	(31,524)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	92,405	178,130	209,654
CASH AND EQUIVALENTS AT END OF PERIOD	$52,001	$92,405	$178,130
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$41,580	$60,246	$47,243
Cash paid for taxes	16,446	9,626	15,665

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION	Total
(in thousands)	SHARES	PAR VALUE			SHARES	COST
Balance at 9/30/2012	76,509	$19,127	$482,009	$436,421	15,621	$(242,081)	$(19,559)	$(21,765)	$654,152
Net income	—	—	—	3,767	—	—	—	—	3,767
Dividends	—	—	—	(5,825)	—	—	—	—	(5,825)
Tax effect from exercise/vesting of equity awards, net	—	—	150	—	—	—	—	—	150
Amortization of deferred compensation	—	—	—	—	—	—	—	1,991	1,991
Common stock acquired	—	—	—	—	2,906	(32,521)	—	—	(32,521)
Equity awards granted, net	1,107	277	(472)	—	—	—	—	—	(195)
ESOP allocation of common stock	—	—	230	—	—	—	—	—	230
Stock-based compensation	—	—	12,495	—	—	—	—	—	12,495
Other comprehensive income, net of tax	—	—	—	—	—	—	16,220	—	16,220
Balance at 9/30/2013	77,616	$19,404	$494,412	$434,363	18,527	$(274,602)	$(3,339)	$(19,774)	$650,464
Net loss	—	—	—	(177)	—	—	—	—	(177)
Dividends	—	—	—	(6,273)	—	—	—	—	(6,273)
Tax effect from exercise/vesting of equity awards, net	—	—	273	—	—	—	—	—	273
Amortization of deferred compensation	—	—	—	—	—	—	—	2,457	2,457
Common stock issued	44	11	573	—	—	—	—	—	584
Common stock acquired	—	—	—	—	6,808	(79,614)	—	—	(79,614)
Equity awards granted, net	824	206	(358)	—	—	—	—	—	(152)
ESOP purchase of common stock	—	—	—	—	—	—	—	(20,000)	(20,000)
ESOP allocation of common stock	—	—	(283)	—	—	—	—	—	(283)
Stock-based compensation	—	—	11,473	—	—	—	—	—	11,473
Other comprehensive loss, net of tax	—	—	—	—	—	—	(26,725)	—	(26,725)
Balance at 9/30/2014	78,484	$19,621	$506,090	$427,913	25,335	$(354,216)	$(30,064)	$(37,317)	$532,027
Net income				34,289					34,289
Dividends				(7,654)					(7,654)
Tax effect from exercise/vesting of equity awards, net			345						345
Amortization of deferred compensation								2,786	2,786
Common stock issued	69	17	354						371
Common stock acquired					5,402	(82,343)			(82,343)
Equity awards granted, net	527	132	(384)						(252)
ESOP allocation of common stock			970						970
Stock-based compensation			11,110						11,110
Other comprehensive loss, net of tax							(61,124)		(61,124)
Balance at 9/30/2015	79,080	$19,770	$518,485	$454,548	30,737	$(436,559)	$(91,188)	$(34,531)	$430,525
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

Griffon currently conducts its operations through three reportable segments:

•	Home & Building Products (“HBP”) consists of two companies, The AMES Companies, Inc. (“AMES”) and Clopay Building Products (“CBP”):

◦	AMES is a global provider of non-powered landscaping products for homeowners and professionals.

◦	CBP is a leading manufacturer and marketer of residential, commercial and industrial garage doors to professional dealers and major home center retail chains.

•
Telephonics Corporation (“Telephonics”) designs, develops and manufactures high-technology integrated information, communication and sensor system solutions for military and commercial markets worldwide.

•
Clopay Plastic Products Company (“PPC”) is an international leader in the development and production of embossed, laminated and printed specialty plastic films used in a variety of hygienic, health-care and industrial applications.

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

At September 30, 2015, Griffon’s assets and liabilities for discontinued operations primarily related to income taxes and product liability, warranty and environmental reserves.

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

Cash and equivalents

Griffon considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash equivalents primarily consist of overnight commercial paper, highly-rated liquid money market funds backed by U.S. Treasury securities and U.S. Agency securities, as well as insured bank deposits. Griffon had cash in non-U.S. bank accounts of approximately $31,700 and $34,500 at September 30, 2015 and 2014, respectively. Substantially all U.S. cash and equivalents are in excess of FDIC insured limits. Griffon regularly evaluates the financial stability of all institutions and funds that hold its cash and equivalents.

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

The fair values of Griffon’s 2022 senior notes and 2017 4% convertible notes approximated $570,000 and $118,875, respectively, on September 30, 2015. Fair values were based upon quoted market prices (level 1 inputs).

Insurance contracts with a value of $2,942 at September 30, 2015 are measured and recorded at fair value based upon quoted prices in active markets for similar assets (level 2 inputs) and are included in Other current assets on the consolidated balance sheet.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Items Measured at Fair Value on a Recurring Basis

At September 30, 2015, trading securities, measured at fair value based on quoted prices in active markets for similar assets (level 2 inputs), with a fair value of $1,374 ($1,000 cost basis) were included in Prepaid and other current assets on the Consolidated Balance Sheets. During the current year, the Company settled all outstanding available-for-sale securities with proceeds totaling $8,891 and recognized a gain of $489 in Other income, and accordingly, a gain of $870, net of tax, on available-for-sale securities was reclassified out of Accumulated other comprehensive income (loss) ("AOCI"). At September 30, 2014, available-for-sale securities, measured at fair value based on quoted prices in active markets for the underlying assets (level 1 inputs), and trading securities, measured at fair value based on quoted prices in active markets for similar assets (level 2 inputs), with values of $9,770 ($8,400 cost basis) and $1,274 ($1,000 cost basis), respectively, are included in Prepaid and other current assets on the Consolidated Balance Sheets. Unrealized gains and losses, net of deferred taxes, on available-for-sale securities are included in our Consolidated Balance Sheets as a component of AOCI. Realized and unrealized gains and losses on trading securities and realized gains and losses on available-for-sale securities are included in Other income in the Consolidated Statements of Operations and Comprehensive Income (Loss).

In the normal course of business, Griffon’s operations are exposed to the effect of changes in foreign currency exchange rates. To manage these risks, Griffon may enter into various derivative contracts such as foreign currency exchange contracts, including forwards and options. During 2015 and 2014, Griffon entered into several such contracts in order to lock into a foreign currency rate for planned settlements of trade and inter-company liabilities payable in USD.

At September 30, 2015 and 2014, Griffon had $25,531 and $4,975 of Australian dollar contracts at a weighted average rate of $1.43 and $1.14, which qualified for hedge accounting. At inception, these hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in Other comprehensive income (loss) and Prepaid and other current assets, or Accrued liabilities, until settlement. Upon settlement, gains and losses were recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Cost of goods and services. AOCI included deferred gains of $1,049 ($682, net of tax) and $386 ($252, net of tax) at September 30, 2015 and 2014, respectively. A gain of $1,223 was recorded in COGS during the year ended September 30, 2015 for settled contracts and no contracts settled during the year ended September 30, 2014.

At September 30, 2015, Griffon had $6,500 of Canadian dollar contracts at a weighted average rate of $1.33. As of September 30, 2014, Griffon had $3,197 of Australian dollar contracts at a weighted average rate of $1.14. These contracts, which protect both Canadian and Australian operations from currency fluctuations for U.S. dollar based purchases, do not qualify for hedge accounting and a fair value loss of $274 and gain of $141 were recorded in Other assets and to Other income for the outstanding contracts, based on similar contract values (level 2 inputs), for the years ended September 30, 2015 and 2014, respectively.  All contracts expire in 30 to 360 days.

Pension plan assets with a fair value of $144,625 at September 30, 2015, are measured and recorded at fair value based upon quoted prices in active markets for identical assets (level 1 inputs) and quoted market prices for similar assets (level 2 inputs).

Non-U.S. currency translation

Assets and liabilities of non-U.S. subsidiaries, where the functional currency is not the U.S. dollar, have been translated at year-end exchange rates and profit and loss accounts have been translated using weighted average exchange rates. Adjustments resulting from currency translation have been recorded in the equity section of the balance sheet in AOCI as cumulative translation adjustments. Cumulative translation adjustments were a loss of $60,178 and $3,820 at September 30, 2015 and 2014, respectively. Assets and liabilities of an entity that are denominated in currencies other than that entity’s functional currency are remeasured into the functional currency using period end exchange rates, or historical rates where applicable to certain balances. Gains and losses arising on remeasurements are recorded within the Consolidated Statement of Operations and Comprehensive Income (Loss) as a component of Other income (expense).

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

Telephonics earns a substantial portion of its revenue as either a prime or subcontractor from contract awards with the U.S. Government, as well as non-U.S. governments and other commercial customers. These formal contracts are typically long-term in nature, usually greater than one year. Revenue and profits from these long-term fixed price contracts are recognized under the percentage-of-completion method of accounting. Revenue and profits on fixed-price contracts that contain engineering as well as production requirements are recorded based on the ratio of total actual incurred costs to date to the total estimated costs for each contract (cost-to-cost method). Using the cost-to-cost method, revenue is recorded at amounts equal to the ratio of actual cumulative costs incurred divided by total estimated costs at completion, multiplied by the total estimated contract revenue, less the cumulative revenue recognized in prior periods. The profit recorded on a contract using this method is equal to the current estimated total profit margin multiplied by the cumulative revenue recognized, less the amount of cumulative profit previously recorded for the contract in prior periods. As this method relies on the substantial use of estimates, these projections may be revised throughout the life of a contract. Components of this formula and ratio that may be estimated include gross profit margin and total costs at completion. The cost performance and estimates to complete on long-term contracts are reviewed, at a minimum, on a quarterly basis, as well as when information becomes available that would necessitate a review of the current estimate. Adjustments to estimates for a contract’s estimated costs at completion and estimated profit or loss often are required as experience is gained, and as more information is obtained, even though the scope of work required under the contract may or may not change, or if contract modifications occur. The impact of such adjustments or changes to estimates is made on a cumulative basis in the period when such information has become known. In 2015, 2014 and 2013, income from operations included net favorable/(unfavorable) catch-up adjustments approximating $(400), $(400) and $3,400, respectively. Gross profit is affected by a variety of factors, including the mix of products, systems and services, production efficiencies, price competition and general economic conditions.

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

For contracts in which anticipated total costs exceed the total expected revenue, an estimated loss is recognized in the period when identifiable. A provision for the entire amount of the estimated loss is recorded on a cumulative basis. The estimated remaining costs to complete loss contracts as of September 30, 2015 was $10,600 and is recorded as a reduction to gross margin on the Consolidated Statements of Operations and Comprehensive Income (Loss). This loss had an immaterial impact on Griffon's Consolidated Financial Statements.

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

Accounts receivable, allowance for doubtful accounts and concentrations of credit risk

Accounts receivable is composed principally of trade accounts receivable that arise from the sale of goods or services on account, and is stated at historical cost. A substantial portion of Griffon’s trade receivables are from customers of HBP, of which the largest customer is Home Depot, whose financial condition is dependent on the construction and related retail sectors of the economy. In addition, a significant portion of Griffon’s trade receivables are from one PPC customer, P&G, whose financial condition is dependent on the consumer products and related sectors of the economy. As a percentage of consolidated accounts receivable, U.S. Government related programs were 13%, P&G was 8% and Home Depot was 10%. Griffon performs continuing evaluations of the financial condition of its customers, and although Griffon generally does not require collateral, letters of credit may be required from customers in certain circumstances.

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

Customer program reserves and cash discounts are netted against accounts receivable when it is customer practice to reduce invoices for these amounts. The amounts netted against accounts receivable in 2015 and 2014 were $7,507 and $9,295, respectively.

All accounts receivable amounts are expected to be collected in less than one year.

The Company does not currently have customers or contracts that prescribe specific retainage provisions.

Contract costs and recognized income not yet billed

Contract costs and recognized income not yet billed consists of amounts accounted for under the percentage of completion method of accounting, recoverable costs and accrued profit that cannot yet be invoiced under the terms of certain long-term contracts. Amounts will be invoiced when applicable contract terms, such as the achievement of specified milestones or product delivery, are met. At September 30, 2015 and 2014, approximately $16,500 and $8,400, respectively, of contract costs and recognized income not yet billed were expected to be collected after one year. As of September 30, 2015 and 2014, the unbilled receivable balance included $2,800 and $2,200, respectively, of reserves for contract risk.

Inventories

Inventories, stated at the lower of cost (first-in, first-out or average) or market, include material, labor and manufacturing overhead costs.

Griffon’s businesses typically do not require inventory that is susceptible to becoming obsolete or dated. In general, Telephonics sells products in connection with programs authorized and approved under contracts awarded by the U.S. Government or agencies thereof and in accordance with customer specifications. PPC primarily produces fabricated materials used by customers in the production of their products and these materials are produced against orders from those customers. HBP produces doors and non-powered lawn and garden tools in response to orders from customers of retailers and dealers or based on expected orders, as applicable.

Property, plant and equipment

Property, plant and equipment includes the historical cost of land, buildings, equipment and significant improvements to existing plant and equipment or, in the case of acquisitions, a fair market value appraisal of such assets completed at the time of acquisition. Expenditures for maintenance, repairs and minor renewals are expensed as incurred. When property or equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and the gain or loss is recognized. No event or indicator of impairment occurred during the three years ended September 30, 2015, which would require additional impairment testing of property, plant and equipment.

Depreciation expense, which includes amortization of assets under capital leases, was $62,144, $59,488 and $62,911 for the years ended September 30, 2015, 2014 and 2013, respectively, and was calculated on a straight-line basis over the estimated useful lives of the assets. Depreciation included in SG&A expenses was $13,009, $10,815 and $12,733 for the years ended September 30, 2015, 2014 and 2013. The remaining components of depreciation, attributable to manufacturing operations, are included in Cost of goods and services. Estimated useful lives for property, plant and equipment are as follows: buildings and building improvements, 25 to 40 years; machinery and equipment, 2 to 15 years and leasehold improvements, over the term of the lease or life of the improvement, whichever is shorter.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Capitalized interest costs included in Property, plant and equipment were $4,165, $4,529 and $4,030 for the years ended September 30, 2015, 2014 and 2013, respectively. The original cost of fully-depreciated property, plant and equipment remaining in use at September 30, 2015 was approximately $18,146.

Goodwill and indefinite-lived intangibles

Goodwill is the excess of the acquisition cost of a business over the fair value of the identifiable net assets acquired. Goodwill is not amortized, but is subject to an annual impairment test unless during an interim period, impairment indicators such as a significant change in the business climate exist.

Griffon performed its annual impairment testing of goodwill as of September 30, 2015. The performance of the test involves a two-step process. The first step involves comparing the fair value of Griffon’s reporting units with the reporting unit’s carrying amount, including goodwill. Griffon generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the present value of expected future cash flows. This method uses market assumptions specific to Griffon’s reporting units. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, Griffon performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.

Griffon defines its reporting units as its three reportable segments: HBP, Telephonics and PPC. HBP consists of two components, AMES and CBP, which due to their similar economic characteristics, are aggregated into one reporting unit for goodwill testing.

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

There was no impairment related to any goodwill or indefinite-lived intangible at September 30, 2015, 2014 or 2013.

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

There were no indicators of impairment during the three years ending September 30, 2015.

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

Griffon provides for uncertain tax positions and any related interest and penalties based upon Management’s assessment of whether a tax benefit is more likely than not of being sustained upon examination by tax authorities. At September 30, 2015 Griffon believes that it has appropriately accounted for all unrecognized tax benefits. As of September 30, 2015, 2014 and 2013, Griffon has recorded unrecognized tax benefits in the amount of $7,851, $7,906 and $10,520, respectively. Accrued interest and penalties related to income tax matters are recorded in the provision for income taxes.

Research and development costs, shipping and handling costs and advertising costs

Research and development costs not recoverable under contractual arrangements are charged to SG&A expense as incurred and amounted to $25,600, $23,400 and $22,400 in 2015, 2014 and 2013, respectively.

SG&A expenses include shipping and handling costs of $40,800 in 2015, $42,400 in 2014 and $39,600 in 2013 and advertising costs, which are expensed as incurred, of $24,000 in 2015, $24,000 in 2014 and $23,000 in 2013.

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

Pension benefits

Griffon sponsors defined and supplemental benefit pension plans for certain retired employees. Annual amounts relating to these plans are recorded based on actuarial projections, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases and turnover rates. Actuarial assumptions used to determine pension liabilities, assets and expense are reviewed annually and modified based on current economic conditions and trends. The expected return on plan assets is determined based on the nature of the plan's investments and expectations for long-term rates of return. The discount rate used to measure obligations is based on a corporate bond spot-rate yield curve that matches projected future benefit payments, with the appropriate spot rate applicable to the timing of the projected future benefit payments. Assumptions used in determining Griffon’s obligations under the defined benefit pension plans are believed to be reasonable, based on experience and advice from independent actuaries; however, differences in actual experience or changes in assumptions may materially impact Griffon’s financial position or results of operations.

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

Recently issued effective accounting pronouncements

In July 2013, the FASB issued new accounting guidance requiring an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss or tax credit carryforward, except for instances when the carryforward is not available to settle any additional income taxes and an entity does not intend to use the deferred tax benefit for these purposes. In these circumstances, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance was effective for fiscal for fiscal years beginning after December 15, 2013, and accordingly, the Company adopted this guidance effective October 1, 2014. Adoption of this standard did not have a significant impact on the Company's consolidated financial statements.

In April 2014, the FASB issued guidance changing the requirements for reporting discontinued operations where a disposal of a component of an entity or group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when either classified as held for sale, or disposed of by sale or otherwise disposed. The amendment also requires enhanced disclosures about the discontinued operation and disclosure information for other significant dispositions. This guidance was effective for the Company beginning in 2015. Adoption of this standard did not have a significant impact on the Company's consolidated financial statements.

In April 2015, the FASB issued guidance on simplifying the presentation of debt issuance costs. This guidance required debt issuance costs on the balance sheet to be presented as a direct deduction from the carrying amount of a related debt liability, similar to debt discounts. The Company early adopted this guidance in March 2015 and applied it retrospectively for all periods presented in the financial statements. Adoption of this standard did not have a significant impact on the Company's consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2 — ACQUISITIONS

Griffon accounts for acquisitions under the acquisition method, in which assets acquired and liabilities assumed are recorded at fair value as of the date of acquisition using a method substantially similar to the good impairment test methodology (level 3 inputs). The operating results of the acquired companies are included in Griffon’s consolidated financial statements from the date of acquisition.

On April 16, 2015, AMES acquired the assets of an operational wood mill in Champion, PA from the Babcock Lumber Company for $2,225. The purchase price was preliminarily allocated to property, plant and equipment. The wood mill secures wood supplies, lowers overall production costs and mitigates risk associated with manufacturing handles for wheelbarrows and long-handled tools.

On May 21, 2014, AMES acquired the Australian Garden and Tools business of Illinois Tool Works, Inc. (“Cyclone”) for approximately $40,000. Cyclone, which was integrated with AMES, offers a full range of quality garden and hand tool products sold under various leading brand names including Cyclone®, Nylex® and Trojan®, designed to meet the requirements of both the Do-it-Yourself and professional trade segments. SG&A expenses included $2,363 of related acquisition costs in 2014.

On December 31, 2013, AMES acquired Northcote Pottery™ (“Northcote”), founded in 1897 and a leading brand in the Australian outdoor planter and decor market, for approximately $22,000. Northcote complements Southern Patio®, acquired in 2011, and adds to AMES’ existing lawn and garden operations in Australia. SG&A expenses included $798 of related acquisition costs in 2014.

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

	Cyclone	Northcote	Total
Current Assets and Other, net of cash acquired	$21,116	$7,398	$28,514
PP&E	488	1,385	1,873
Goodwill	13,587	11,254	24,841
Amortizable intangible assets	11,608	6,098	17,706
Indefinite life intangible assets	3,548	3,121	6,669
Total assets acquired	$50,347	$29,256	$79,603
Total liabilities assumed	(10,822)	(7,475)	$(18,297)
Net assets acquired	$39,525	$21,781	$61,306
The amounts assigned to major intangible asset classifications, none of which are tax deductible, are as follows:

	Cyclone	Northcote	Total	Amortization Period (Years)
Goodwill	$13,587	$11,254	$24,841	N/A
Trade names	3,548	3,121	6,669	Indefinite
Customer relationships	11,608	6,098	17,706	25
	$28,743	$20,473	$49,216

NOTE 3 — INVENTORIES

The following table details the components of inventory:

	At September 30, 2015	At September 30, 2014
Raw materials and supplies	$91,973	$75,560
Work in process	70,811	67,866
Finished goods	163,025	146,709
Total	$325,809	$290,135

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT

The following table details the components of property, plant and equipment, net:

	At September 30, 2015	At September 30, 2014
Land, building and building improvements	$131,546	$127,714
Machinery and equipment	747,194	720,417
Leasehold improvements	47,465	42,852
	926,205	890,983
Accumulated depreciation and amortization	(546,233)	(520,418)
Total	$379,972	$370,565

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

NOTE 5 — GOODWILL AND OTHER INTANGIBLES

The following table provides changes in carrying value of goodwill by segment through the year ended September 30, 2015:

	At September 30, 2013	Goodwill from 2014 acquisitions	Other adjustments including currency translations	September 30, 2014	Other adjustments including currency translations	September 30, 2015
Home & Building Products	$266,531	$24,841	$(711)	$290,661	$(4,836)	$285,825
Telephonics	18,545	—	—	18,545	—	18,545
PPC	69,383	—	(4,478)	64,905	(13,034)	51,871
Total	$354,459	$24,841	$(5,189)	$374,111	$(17,870)	$356,241

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	At September 30, 2015			At September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$168,560	$39,755	25	$180,282	$35,280
Unpatented technology	6,107	3,525	12.5	6,500	3,313
Total amortizable intangible assets	174,667	43,280		186,782	38,593
Trademarks	82,450	—		85,434	—
Total intangible assets	$257,117	$43,280		$272,216	$38,593

Amortization expense for intangible assets subject to amortization was $7,656, $7,908 and $7,837 for the years ended September 30, 2015, 2014 and 2013, respectively. Amortization expense for each of the next five years and thereafter, based on current intangible balances and classifications, is estimated as follows: 2016 - $7,602; 2017 - $7,541; 2018 - $7,390; 2019 - $7,272 and 2020 - $6,793; thereafter - $94,789.

No event or indicator or impairment occurred during the current year, which would require impairment testing of long-lived intangible assets including goodwill.

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

Installation Services operating results have been reported as discontinued operations in the Consolidated Statements of Operations and Comprehensive Income (Loss) for all periods presented; Installation Services is excluded from segment reporting. There was no reported revenue in 2015, 2014 and 2013.

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

At September 30, 2015, Griffon’s assets and liabilities for discontinued operations primarily related to income taxes and product liability, warranty and environmental reserves.

The following amounts related primarily to the Installation Services segment have been segregated from Griffon’s continuing operations and are reported as assets and liabilities of discontinued operations in the consolidated balance sheets:

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

	At September 30, 2015	At September 30, 2014
Assets of discontinued operations:
Prepaid and other current assets	$1,316	$1,624
Other long-term assets	2,175	2,126
Total assets of discontinued operations	$3,491	$3,750

Liabilities of discontinued operations:
Accrued liabilities, current	$2,229	$3,282
Other long-term liabilities	3,379	3,830
Total liabilities of discontinued operations	$5,608	$7,112

NOTE 7 — ACCRUED LIABILITIES

The following table details the components of accrued liabilities:

	At September 30, 2015	At September 30, 2014
Compensation	$53,805	$57,860
Interest	3,395	3,400
Warranties and rebates	6,501	6,950
Insurance	12,401	9,010
Rent, utilities and freight	2,094	1,653
Income and other taxes	12,105	6,446
Marketing and advertising	1,809	1,650
Restructuring	481	5,228
Other	12,406	11,360
Total	$104,997	$103,557

NOTE 8 – RESTRUCTURING AND OTHER RELATED CHARGES

During 2014, Telephonics recognized $4,244 in restructuring costs in connection with the closure of its Swedish facility and restructuring of operations, a voluntary early retirement plan and a reduction in force aimed at improving efficiency by combining functions and responsibilities, resulting in the elimination of 80 positions.

In January 2013, AMES undertook to close certain of its U.S. manufacturing facilities and consolidate affected operations primarily into its Camp Hill and Carlisle, PA locations. The actions, completed at the end of the 2015 first quarter, improved manufacturing and distribution efficiencies, allow for in-sourcing of certain production currently performed by third party suppliers, and improved material flow and absorption of fixed costs.

Since January 2013, AMES incurred pre-tax restructuring and related exit costs approximating $7,941, comprised of cash charges of $4,016 and non-cash, asset-related charges of $3,925; the cash charges included $2,622 for one-time termination benefits and other personnel-related costs and $1,394 for facility exit costs. AMES had $19,964 of capital expenditures since January 2013.

In 2014 and 2013, HBP recognized $1,892 and $7,739, respectively, of restructuring and other related exit costs. In 2014 and 2013, restructuring and other related charges primarily related to one-time termination benefits, facility costs, other personnel costs and asset impairment charges related to the AMES' plant consolidation initiative and, in 2013, CBP's consolidation of its Auburn, Washington facility into its Russia, Ohio facility. Over a three year period from 2012, HBP headcount was reduced by 206 as a result of these actions.

During 2013, PPC Europe undertook to exit low margin businesses and eliminate approximately 80 positions, resulting in a restructuring cash charge of $4,773. These actions were essentially complete at September 30, 2013.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

During 2013, Telephonics recognized $750 of restructuring charges in connection with voluntary early retirement plan offerings and other costs related to changes in organizational structure and facilities; such charges were primarily personnel-related, reducing headcount by 185 employees since 2012.

A summary of the restructuring and other related charges included in the line item “Restructuring and other related charges” in the Consolidated Statements of Operations recognized for 2013 and 2014 were as follows:

	Workforce Reduction	Facilities & Exit Costs	Other Related Costs	Non-cash Facility and Other	Total
Amounts incurred in the year ended:
September 30, 2013	$5,649	$1,668	$1,629	$4,316	$13,262
September 30, 2014	5,382	548	206	—	6,136

In 2015, no restructuring and other related charges were incurred.

The activity in the restructuring accrual recorded in Accrued liabilities consisted of the following:

	Workforce Reduction	Facilities & Exit Costs	Other Related Costs	Total
Accrued liability at September 30, 2013	$3,057	$393	$407	$3,857
Charges	5,382	548	206	6,136
Payments	(3,211)	(941)	(613)	(4,765)
Accrued liability at September 30, 2014	$5,228	$—	$—	$5,228
Payments	(4,747)	—	—	(4,747)
Accrued liability at September 30, 2015	$481	$—	$—	$481

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

Changes in Griffon’s warranty liability, included in Accrued liabilities, were as follows:

	Years Ended September 30,
	2015	2014
Balance, beginning of period	$4,934	$6,649
Warranties issued and changes in estimated pre-existing warranties	5,790	2,379
Actual warranty costs incurred	(5,968)	(4,094)
Balance, end of period	$4,756	$4,934

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

NOTE 10 — NOTES PAYABLE, CAPITALIZED LEASES AND LONG-TERM DEBT

The present value of the net minimum payments on capitalized leases as of September 30, 2015 was follows:

At September 30, 2015
Total minimum lease payments	$10,970
Less amount representing interest payments	(2,176)
Present value of net minimum lease payments	8,794
Current portion	(1,575)
Capitalized lease obligation, less current portion	$7,219

Minimum payments under capital leases for the next five years are as follows: $2,399 in 2016, $2,067 in 2017, $1,891 in 2018, $1,501 in 2019, $1,495 in 2020 and $1,617 thereafter.

Included in the consolidated balance sheet at September 30, 2015 under Property, plant and equipment, are costs and accumulated depreciation subject to capitalized leases of $17,314 and $8,520, respectively, and included in Other assets are deferred interest charges of $156. Included in the consolidated balance sheet at September 30, 2014, under Property, plant and equipment are costs and accumulated depreciation subject to capitalized leases of $16,446 and $6,755, respectively, and included in Other assets are deferred interest charges of $181. Amortization expense was $1,905, $1,579, and $1,605 in 2015, 2014 and 2013, respectively.

In October 2006, a subsidiary of Griffon entered into a capital lease totaling $14,290 for real estate it occupies in Troy, Ohio. Approximately $10,000 was used to acquire the building and the remaining amount was used for improvements. The lease matures in 2022, bears interest at a fixed rate of 5.0%, is secured by a mortgage on the real estate and is guaranteed by Griffon.

Debt at September 30, 2015 and 2014 consisted of the following:

		At September 30, 2015
		Outstanding Balance	Original Issuer Discount	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate
Senior note due 2022	(a)	$600,000	$—	$(8,264)	$591,736	5.25%
Revolver due 2020	(b)	35,000	—	(2,049)	32,951	n/a
Convert. debt due 2017	(c)	100,000	(5,594)	(571)	93,835	4.00%
Real estate mortgages	(d)	32,280	—	(470)	31,810	n/a
ESOP Loans	(e)	36,744	—	(224)	36,520	n/a
Capital lease - real estate	(f)	7,524	—	(156)	7,368	5.00%
Non U.S. lines of credit	(g)	8,934		(3)	8,931	n/a
Non U.S. term loans	(g)	39,142	—	(299)	38,843	n/a
Other long term debt	(h)	1,575	—	—	1,575	n/a
Totals		861,199	(5,594)	(12,036)	843,569
less: Current portion		(16,593)	—	—	(16,593)
Long-term debt		$844,606	$(5,594)	$(12,036)	$826,976

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

		At September 30, 2014
		Outstanding Balance	Original Issuer Discount	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate
Senior notes due 2022	(a)	$600,000	$—	$(9,553)	$590,447	5.25%
Revolver due 2020	(b)	25,000	—	(2,009)	22,991	n/a
Convert. debt due 2017	(c)	100,000	(9,584)	(1,034)	89,382	4.00%
Real estate mortgages	(d)	16,388	—	(576)	15,812	n/a
ESOP Loans	(e)	38,946	—	(262)	38,684	n/a
Capital lease - real estate	(f)	8,551	—	(181)	8,370	5.00%
Non U.S. lines of credit	(g)	3,306	—	—	3,306	n/a
Non U.S. term loans	(g)	28,470	—	(161)	28,309	n/a
Other long term debt	(h)	1,910	—	(24)	1,886
Totals		822,571	(9,584)	(13,800)	799,187
less: Current portion		(7,886)	—	—	(7,886)
Long-term debt		$814,685	$(9,584)	$(13,800)	$791,301

Interest expense consists of the following for the years ended September 30, 2015, 2014 and 2013.

		Year Ended September 30, 2015
		Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense
Senior notes due 2022	(a)	5.46%	31,500	—	1,289	32,789
Revolver due 2018	(b)	n/a	2,301	—	520	2,821
Convert. debt due 2017	(c)	9.1%	4,000	3,989	444	8,433
Real estate mortgages	(d)	3.8%	468	—	576	1,044
ESOP Loans	(e)	2.9%	1,025	—	69	1,094
Capital lease - real estate	(f)	5.3%	405	—	25	430
Non U.S. lines of credit	(g)	n/a	661	—	—	661
Non U.S. term loans	(g)	n/a	1,335	—	57	1,392
Other long term debt	(h)	n/a	166		13	179
Capitalized interest			(670)			(670)
Totals			$41,191	$3,989	$2,993	$48,173

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

		Year Ended September 30, 2014
		Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense
Senior notes due 2018	(a)	7.4%	$15,930	$—	$667	$16,597
Senior notes due 2022	(a)	5.25%	18,550	—	759	19,309
Revolver due 2018	(b)	n/a	1,094	—	570	1,664
Convert. debt due 2017	(c)	9.1%	4,000	3,662	443	8,105
Real estate mortgages	(d)	3.9%	500	—	144	644
ESOP Loans	(e)	2.8%	747	—	54	801
Capital lease - real estate	(f)	5.3%	456	—	25	481
Non U.S. lines of credit	(g)	n/a	919	—	27	946
Non U.S. term loan	(g)	n/a	847	—	36	883
Other long term debt	(h)		70	—	40	110
Capitalized interest			(1,093)	—	—	(1,093)
Totals			42,020	3,662	2,765	48,447

		Year Ended September 30, 2013
		Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense
Senior notes due 2018	(a)	7.4%	$39,188	$—	$1,626	$40,814
Revolver due 2016	(b)	n/a	785	—	582	1,367
Convert. debt due 2017	(c)	9.1%	4,000	3,361	443	7,804
Real estate mortgages	(d)	4.9%	538	—	86	624
ESOP Loans	(e)	2.9%	628	—	8	636
Capital lease - real estate	(f)	5.3%	504	—	25	529
Non U.S. lines of credit	(g)	n/a	520	—	—	520
Non U.S. term loans	(g)	n/a	216	—	14	230
Other long term debt	(h)		553	—	—	553
Term loan due 2013		3.9%	271	—	87	358
Revolver due 2013		0.5%	68	—	—	68
Capitalized interest			(983)	—	—	(983)
Totals			$46,288	$3,361	$2,871	$52,520

Minimum payments under debt agreements for the next five years are as follows: $7,886 in 2016, $33,332 in 2017, $4,531 in 2018, $104,442 in 2019, $57,402 in 2020 and $614,978 thereafter.

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

(b)
On March 13, 2015, Griffon amended its Revolving Credit Facility (“Credit Agreement”) to increase the credit facility from$225,000 to $250,000, extend its maturity from March 28, 2019 to March 13, 2020, and modify certain other provisions of the facility. The facility includes a letter sub-facility with a limit of $50,000 (decreased from $60,000), and a multi-currency sub-facility of $50,000. The Credit Agreement provides for same day borrowings of base rate loans in lieu of a swing line sub-facility. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility, or the occurrence or event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, in each case without a floor, plus an applicable margin, which adjusts based on financial performance. Current margins are 1.00% for base rate loans and 2.00% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. The Credit Agreement also has a minimum liquidity covenant that requires cash and available borrowings under the Credit Agreement in the aggregate to equal or exceed $100 million during the six month period prior to maturity of the 2017 Notes (which mature on January 15, 2017); such covenant will no longer apply after payment in full of the 2017 Notes. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors and a pledge of not greater than 65% of the equity interest in each of Griffon’s material, first-tier foreign subsidiaries (except that a lien on the assets of Griffon’s material domestic subsidiaries securing a limited amount of the debt under the credit agreement relating to Griffon's Employee Stock Ownership Plan ranks pari passu with the lien granted on such assets under the Credit Agreement; see footnote (d) below). At September 30, 2015, outstanding borrowings and standby letters of credit were $35,000 and $16,938, respectively, under the Credit Agreement; $198,062 was available for borrowing at that date.

(c)
On December 21, 2009, Griffon issued $100,000 principal of 4% convertible subordinated notes due 2017 (the “2017 Notes”). The current conversion rate of the 2017 Notes is 69.3811 shares of Griffon’s common stock per $1 principal amount of notes, corresponding to a conversion price of $14.41 per share. Prior to July 15, 2016, if for at least 20 trading days out of the last 30 trading days during any fiscal quarter the closing price of Griffon's common stock is 130% or greater than the conversion price on each such trading day, then at any time during the immediately subsequent fiscal quarter any holder has the option to convert such holder's notes (and the Company is required to notify the trustee under the notes, and the holders of the notes, that this condition to conversion has been met). At any time on or after July 15, 2016, any holder has the option to convert such holder's notes into shares of Griffon common stock. Griffon has the intent and ability to settle the principal component of any conversion of notes in cash. When a cash dividend is declared that would result in an adjustment to the conversion ratio of less than 1%, any adjustment to the conversion ratio is deferred until the first to occur of (i) actual conversion; (ii) the 42nd trading day prior to maturity of the notes; and (iii) such time as the cumulative adjustment equals or exceeds 1%. As of September 30, 2015, aggregate dividends since the last conversion price adjustment of $0.08 per share would have resulted in an adjustment to the conversion ratio of approximately 0.48%. At both September 30, 2015 and 2014, the 2017 Notes had a capital in excess of par component, net of tax, of $15,720. The fair value of the 2017 Notes approximated $118,875 on September 30, 2015 based upon quoted market prices (level 1 inputs). These notes are classified as long term debt as Griffon has the intent and ability to refinance the principal amount of the notes, including with borrowings under the Credit Agreement.

(d)
In September 2015, Griffon entered into a $32,280 mortgage loan secured by four properties occupied by Griffon's subsidiaries, refinancing two existing real estate mortgages and providing new mortgages on two existing real estate properties. The loans mature in September 2025, are collateralized by the specific properties financed and are guaranteed by Griffon. The loans bear interest at a rate of LIBOR plus 1.50%.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

(e)
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

(g)
In September 2015, Clopay Europe GMBH (“Clopay Europe”) entered into a EUR 5,000 ($5,599 as of September 30, 2015) revolving credit facility and a EUR 15,000 ($16,795 as of September 30, 2015) term loan. The term loan is payable in twelve quarterly installments of EUR 1,250, bears interest at a fixed rate of 2.5% and matures in September 2018. The revolving facility matures in November 2016, but is renewable upon mutual agreement with the bank. The revolving credit facility accrues interest at EURIBOR plus 1.75% per annum (1.75% at September 30, 2015). The revolver and the term loan are both secured by substantially all of the assets of Clopay Europe and its subsidiaries. Griffon guarantees the revolving facility and term loan. The term loan had an outstanding balance of EUR 15 million and the revolver had no borrowings outstanding at September 30, 2015. Clopay Europe is required to maintain a certain minimum equity to assets ratio and is subject to a maximum debt leverage ratio (defined as the ratio of total debt to EBITDA).

Clopay do Brasil maintains lines of credit of approximately R$12,800 ($3,222 as of September 30, 2015). Interest on borrowings accrues at a rate of Brazilian CDI plus 6.0% (20.13% at September 30, 2015). As of September 30, 2015, there was approximately R$7,652 ($1,926 as of September 30, 2015) borrowed under the lines borrowed under the lines. PPC guarantees the loan and lines.

In November 2012, Garant G.P. (“Garant”) entered into a CAD 15,000 revolving credit facility. The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (1.63% LIBOR USD and 2.03% Bankers Acceptance Rate CDN as of September 30, 2015). The revolving facility matures in October 2016. Garant is required to maintain a certain minimum equity. As of September 30, 2015, there were CAD 7,481($5,606 as of September 30, 2015) borrowed under the revolving credit facility with CAD 6,307 ($4,726 as of September 30, 2015) available for borrowing.

In December 2013 and May 2014, Northcote Holdings Pty Ltd entered into two unsecured term loans in the outstanding amounts of AUD 12,500 and AUD 20,000. The AUD 12,500 term loan requires quarterly interest payments with principal due upon maturity in December 2016. The AUD 20,000 term loan requires quarterly principal payments of AUD 625, with a balloon payment due upon maturity in May 2017. The loans accrue interest at Bank Bill Swap Bid Rate “BBSY” plus 2.8% per annum (4.98% at September 30, 2015 for each loan). As of September 30, 2015, Griffon had an outstanding combined balance of AUD 31,874 ($22,347 as of September 30, 2015) on the term loans, net of issuance costs.
Subsidiaries of Northcote Holdings Pty Ltd also maintain two lines of credit of AUD 3,000 and AUD 5,000 ($2,103 and $3,506, respectively, as of September 30, 2015), which accrue interest at BBSY plus 2.25% per annum (4.43% at September 30, 2015 ) and 2.50% per annum (4.68% at September 30, 2015), respectively. As of September 30, 2015, there was AUD 2,000 ($1,402 as of September 30, 2015) in outstanding borrowings under the lines. Griffon Corporation guarantees the term loans and the AUD 3,000 line of credit; the assets of a subsidiary of Northcote Holdings Pty Ltd secures the AUD 5,000 line of credit.
(h) Other long-term debt primarily consists of capital leases.
At September 30, 2015, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

NOTE 11 – EMPLOYEE BENEFIT PLANS

Griffon offers defined contribution plans to most of its U.S. employees. In addition to employee contributions to the plans, Griffon makes contributions based upon various percentages of compensation and/or employee contributions, which were $7,988 in 2015, $8,207 in 2014 and $6,950 in 2013.

The Company also provides healthcare and life insurance benefits for certain groups of retirees through several plans. For certain employees, the benefits are at fixed amounts per retiree and are partially contributory by the retiree. The post-retirement benefit obligation was $2,035 and $1,990 as of September 30, 2015 and 2014. The accumulated other comprehensive income (loss) for these plans was $(97) and ($38) as of September 30, 2015 and 2014, respectively, and the 2015 and 2014 benefit expense was $58 and $59, respectively. It is the Company’s practice to fund these benefits as incurred.

Griffon also has qualified and non-qualified defined benefit plans covering certain employees with benefits based on years of service and employee compensation. Over time, these amounts will be recognized as part of net periodic pension costs in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Griffon is responsible for overseeing the management of the investments of the qualified defined benefit plan and uses the services of an investment manager to manage these assets based on agreed upon risk profiles. The primary objective of the qualified defined benefit plan is to secure participant retirement benefits. As such, the key objective in this plan’s financial management is to promote stability and, to the extent appropriate, growth in the funded status. Financial objectives are established in conjunction with a review of current and projected plan financial requirements. The fair values of a majority of the plan assets were determined by the plans’ trustee using quoted market prices for identical instruments (level 1 inputs) as of September 30, 2015 and 2014. The fair value of various other investments was determined by the plan’s trustee using direct observable market corroborated inputs, including quoted market prices for similar assets (level 2 inputs). There were no pension assets measured using level 3 inputs.

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Net periodic costs (benefits) were as follows:

	Defined Benefits for the Years Ended September 30,			Supplemental Benefits for the Years Ended September 30,
	2015	2014	2013	2015	2014	2013
Net periodic (benefits) costs:
Service cost	$—	$22	$165	$—	$—	$35
Interest cost	7,526	8,205	7,977	1,302	1,497	1,344
Expected return on plan assets	(11,728)	(11,309)	(11,869)	—	—	—
Recognition of settlement	—	—	2,142	—	—	—
Amortization of:
Prior service costs	1	1	6	16	14	14
Actuarial loss	1,008	885	1,795	1,157	1,034	1,288
Total net periodic (benefits) costs	$(3,193)	$(2,196)	$216	$2,475	$2,545	$2,681

The tax benefits in 2015, 2014 and 2013 for the amortization of pension costs in Other comprehensive income (loss) were $764, $677 and $1,086, respectively.

The estimated net actuarial loss and prior service cost that will be amortized from AOCI into Net periodic pension cost during 2016 is $2,746 and $20, respectively.

The weighted-average assumptions used in determining the net periodic (benefits) costs were as follows:

	Defined Benefits for the Years Ended September 30,			Supplemental Benefits for the Years Ended September 30,
	2015	2014	2013	2015	2014	2013
Discount rate	3.98%	4.49%	3.67%	3.50%	4.09%	3.40%
Average wage increase	—%	0.15%	0.11%	—%	—%	4.87%
Expected return on assets	8.00%	8.00%	7.80%	—	—	—

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Plan assets and benefit obligation of the defined and supplemental benefit plans were as follows:

	Defined Benefits at September 30,		Supplemental Benefits at September 30,
	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$194,327	$195,961	$38,207	$38,674
Benefits earned during the year	—	22	—	—
Interest cost	7,526	8,205	1,302	1,497
Plan participant contributions	—	3	—	—
Benefits paid	(10,300)	(10,359)	(4,082)	(4,083)
Benefits paid - settlement	—	—	—	—
Plan settlement	—	(9,780)	—	—
Effect of foreign currency	—	37	—	—
Actuarial (gain) loss	(6,707)	10,238	1,878	2,119
Actuarial gain - settlement	—	—	—	—
Benefit obligation at end of fiscal year	184,846	194,327	37,305	38,207
Change in plan assets:
Fair value of plan assets at beginning of fiscal year	154,966	153,731	—	—
Actual return on plan assets	(1,711)	12,830	—	—
Plan participant contributions	—	3	—	—
Company contributions	1,670	7,433	4,082	4,083
Effect of foreign currency	—	26	—	—
Benefits paid	(10,300)	(10,359)	(4,082)	(4,083)
Benefits paid - settlement	—	—	—	—
Plan settlement	—	(8,698)
Fair value of plan assets at end of fiscal year	144,625	154,966	—	—
Projected benefit obligation in excess of plan assets	$(40,221)	$(39,361)	$(37,305)	$(38,207)
Amounts recognized in the statement of financial position consist of:
Accrued liabilities	$—	$—	$(4,056)	$(4,058)
Other liabilities (long-term)	(40,221)	(39,361)	(33,249)	(34,149)
Total Liabilities	(40,221)	(39,361)	(37,305)	(38,207)
Net actuarial losses	29,158	23,433	21,139	20,420
Prior service cost	2	2	71	85
Deferred taxes	(10,206)	(8,202)	(7,423)	(7,177)
Total Accumulated other comprehensive loss, net of tax	18,954	15,233	13,787	13,328
Net amount recognized at September 30,	$(21,267)	$(24,128)	$(23,518)	$(24,879)
Accumulated benefit obligations	$184,846	$194,327	$37,305	$38,207
Information for plans with accumulated benefit obligations in excess of plan assets:
ABO	$184,846	$194,327	$37,305	$38,207
PBO	184,846	194,327	37,305	38,207
Fair value of plan assets	144,625	154,966	—	—

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

The weighted-average assumptions used in determining the benefit obligations were as follows:

	Defined Benefits at September 30,		Supplemental Benefits at September 30,
	2015	2014	2015	2014
Weighted average discount rate	3.94%	3.98%	3.52%	3.60%
Weighted average wage increase	—%	—%	—%	—%

The actual and weighted-average asset allocation for qualified benefit plans were as follows:

	At September 30,
	2015	2014	Target
Equity securities	52.7%	56.4%	63.0%
Fixed income	41.0%	38.1%	37.0%
Other	6.3%	5.5%	—%
Total	100.0%	100.0%	100.0%

Estimated future benefit payments to retirees, which reflect expected future service, are as follows:

For the years ending September 30,	Defined Benefits	Supplemental Benefits
2016	$10,618	$4,056
2017	10,665	3,997
2018	10,717	3,717
2019	10,804	3,550
2020	10,948	3,376
2021 through 2025	55,693	13,992

During 2016, Griffon expects to contribute $4,056 in payments related to Supplemental Benefits that will be funded from the general assets of Griffon. Griffon does not expect to make any contributions to the Defined Benefit plan in 2016.

The Clopay AMES Plan is covered by the Pension Protection Act of 2006. The Adjusted Funding Target Attainment Percent for the plan as of January 1, 2015 was 102.3%. Since the plan was in excess of the 80% funding threshold there were no plan restrictions. The expected level of 2016 catch up contributions is $0.

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

The following table presents the fair values of Griffon’s pension and post-retirement plan assets by asset category:

At September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$1,370	$—	$—	$1,370
Short-term investment funds	—	—	—	—
Government agency securities	—	—	—	—
Debt instruments	14,291	—	—	14,291
Equity securities	44,742	—	—	44,742
Commingled funds	—	78,490	—	78,490
Limited partnerships and hedge fund investments	—	5,732	—	5,732
Total	$60,403	$84,222	$—	$144,625

At September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$2,912	$—	$—	$2,912
Short-term investment funds	—	—	—	—
Government agency securities	—	—	—	—
Debt instruments	29,447	—	—	29,447
Equity securities	45,870	—	—	45,870
Commingled funds	—	72,722	—	72,722
Insurance contracts
Limited partnerships and hedge fund investments	—	4,015	—	4,015
Total	$78,229	$76,737	$—	$154,966

Griffon has an ESOP that covers substantially all domestic employees. All U.S. employees of Griffon, who are not members of a collective bargaining unit, automatically become eligible to participate in the plan on the October 1st following completion of one year of service. Securities are allocated to participants’ individual accounts based on the proportion of each participant’s aggregate compensation (not to exceed $265 for the plan year ended September 30, 2015), to the total of all participants’ compensation. Shares of the ESOP which have been allocated to employee accounts are charged to expense based on the fair value of the shares transferred and are treated as outstanding in determining earnings per share. Dividends paid on shares held by the ESOP are used to offset debt service on ESOP Loans. Dividends paid on shares held in participant accounts are utilized to allocate shares from the aggregate number of shares to be released, equal in value to those dividends, based on the closing price of Griffon common stock on the dividend payment date. Compensation expense under the ESOP was $3,400 in 2015, $2,447 in 2014 and $2,015 in 2013. The cost of the shares held by the ESOP and not yet allocated to employees is reported as a reduction of Shareholders’ Equity.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

The fair value of the unallocated ESOP shares as of September 30, 2015 and 2014 based on the closing stock price of Griffon’s stock was $47,907 and $37,372, respectively. The ESOP shares were as follows:

	At September 30,
	2015	2014
Allocated shares	2,479,776	2,406,941
Unallocated shares	3,037,831	3,281,095
	5,517,607	5,688,036

NOTE 12 – INCOME TAXES

Income taxes have been based on the following components of Income before taxes and discontinued operations:

	For the Years Ended September 30,
	2015	2014	2013
Domestic	$54,515	$(14,682)	$16,083
Non-U.S.	(879)	8,966	(1,750)
	$53,636	$(5,716)	$14,333

Provision (benefit) for income taxes on income from continuing operations was comprised of the following:

	For the Years Ended September 30,
	2015	2014	2013
Current	$17,215	$(408)	$2,468
Deferred	2,132	(5,131)	5,075
Total	$19,347	$(5,539)	$7,543
U.S. Federal	$16,937	$(6,486)	$5,807
State and local	3,215	(291)	2,915
Non-U.S.	(805)	1,238	(1,179)
Total provision	$19,347	$(5,539)	$7,543

Griffon’s Income tax provision (benefit) included benefits of ($517) in 2015, ($4,429) in 2014, and ($3,209) in 2013 reflecting the reversal of previously recorded tax liabilities primarily due to the resolution of various tax audits and the closing of certain statutes for prior years’ tax returns.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Differences between the effective income tax rate applied to Income from continuing operations and U.S. Federal income statutory rate were as follows:

	For the Years Ended September 30,
	2015	2014	2013
U.S. Federal income tax provision (benefit) rate	35.0%	(35.0)%	35.0%
State and local taxes, net of Federal benefit	4.9%	17.5%	2.8%
Non-U.S. taxes	(4.0)%	(35.8)%	5.3%
Change in tax contingency reserves	0.3%	(36.0)%	(10.9)%
Repatriation of foreign earnings	0.9%	4.7%	(8.3)%
U.S. Valuation allowance	(1.1)%	4.5%	10.1%
Non-deductible/non-taxable items, net	(0.7)%	(3.4)%	11.6%
Research credits	(0.5)%	(3.9)%	(7.4)%
Deferred tax impact of state rate change	—%	(4.5)%	15.0%
Other	1.3%	(5.0)%	(0.6)%
Effective tax provision (benefit) rate	36.1%	(96.9)%	52.6%

The tax effect of temporary differences that give rise to future deferred tax assets and liabilities are as follows:

	At September 30,
	2015	2014
Deferred tax assets:
Bad debt reserves	$2,083	$2,639
Inventory reserves	7,482	7,578
Deferred compensation (equity compensation and defined benefit plans)	38,169	35,683
Compensation benefits	6,186	4,662
Insurance reserve	3,079	3,336
Restructuring reserve	122	911
Warranty reserve	2,288	2,286
Net operating loss	24,089	32,512
Tax credits	6,704	6,378
Other reserves and accruals	5,206	4,164
	95,408	100,149
Valuation allowance	(10,462)	(15,649)
Total deferred tax assets	84,946	84,500
Deferred tax liabilities:
Deferred income	(7,432)	(11,091)
Goodwill and intangibles	(72,645)	(72,086)
Property, plant and equipment	(35,382)	(34,302)
Interest	(2,053)	(3,582)
Other	(102)	(927)
Total deferred tax liabilities	(117,614)	(121,988)
Net deferred tax liabilities	$(32,668)	$(37,488)

The decrease in the valuation allowance of $5,187 is primarily the result of operational improvements and other business strategies that increase profitability in a foreign jurisdiction.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

The components of the net deferred tax liability, by balance sheet account, were as follows:

	At September 30,
	2015	2014
Prepaid and other current assets	$14,827	$13,982
Other assets	9,571	872
Current liabilities	(3,793)	(2)
Other liabilities	(54,409)	(53,798)
Assets of discontinued operations	1,136	1,458
Net deferred liability	$(32,668)	$(37,488)

At both September 30, 2015 and 2014, Griffon has not recorded deferred income taxes on the undistributed earnings of its non-U.S. subsidiaries because of management’s ability and intent to indefinitely reinvest such earnings outside the U.S. At September 30, 2015, Griffon’s share of the undistributed earnings of the non-U.S. subsidiaries amounted to approximately $64,534. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

At September 30, 2015 and 2014, Griffon had loss carryforwards for non-U.S. tax purposes of $68,591 and $78,692, respectively. The non-U.S. loss carryforwards are available for carryforward indefinitely.

At September 30, 2015 and 2014, Griffon had state and local loss carryforwards of $7,882 and $7,905, respectively, which expire in varying amounts through 2035.

At September 30, 2015, Griffon had no federal loss carryforwards. At September 30, 2014, Griffon had federal loss carryforwards of $11,036 which were available for carryforward through 2034.

At September 30, 2015 and 2014, Griffon had federal tax credit carryforwards of $6,223 and $6,087, respectively, which expire beginning in 2017.

Griffon files U.S. Federal, state and local tax returns, as well as applicable returns in Germany, Canada, Brazil, Australia, Ireland and other non-U.S. jurisdictions. Griffon’s U.S. Federal income tax returns are no longer subject to income tax examination for years before 2011, the German income tax returns are no longer subject to income tax examination for years through 2010 and major U.S. state and other non-U.S. jurisdictions are no longer subject to income tax examinations for years before 2005. Various U.S. state and non-U.S. statutory tax audits are currently underway.

The following is a roll forward of unrecognized tax benefits:

Balance at September 30, 2013	$10,520
Additions based on tax positions related to the current year	848
Additions based on tax positions related to prior years	531
Reductions based on tax positions related to prior years	(2,549)
Lapse of Statutes	(1,204)
Settlements	(240)
Balance at September 30, 2014	7,906
Additions based on tax positions related to the current year	645
Reductions based on tax positions related to prior years	(252)
Lapse of Statutes	(448)
Balance at Balance at September 30, 2015	$7,851

If recognized, the amount of potential tax benefits that would impact Griffon’s effective tax rate is $4,579. Griffon recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. At September 30, 2015 and 2014, the combined amount of accrued interest and penalties related to tax positions taken or to be taken on Griffon’s tax returns and recorded as part of the reserves for uncertain tax positions was $655 and $754, respectively. Griffon cannot reasonably estimate

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

the extent to which existing liabilities for uncertain tax positions may increase or decrease within the next twelve months as a result of the progression of ongoing tax audits or other events. Griffon believes that it has adequately provided for all open tax years by tax jurisdiction.

NOTE 13 – STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION

During 2015, 2014 and 2013, the Company declared and paid dividends totaling $0.16 per share, $0.12 per share and $0.10 per share, respectively. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends.

In February 2011, shareholders approved the Griffon Corporation 2011 Equity Incentive Plan (“Incentive Plan”) under which awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, deferred shares and other stock-based awards may be granted. On January 30, 2014, shareholders approved an amendment and restatement of the Incentive Plan (as amended, the “Incentive Plan”), which, among other things, added 1,200,000 shares to the Incentive Plan. Options granted under the Incentive Plan may be either “incentive stock options” or nonqualified stock options, generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The maximum number of shares of common stock available for award under the Incentive Plan is 4,200,000 (600,000 of which may be issued as incentive stock options) plus any shares underlying awards outstanding on the effective date of the Incentive Plan under the 2006 Incentive Plan that are subsequently cancelled or forfeited. As of September 30, 2015, 420,206 shares were available for grant.

All grants outstanding under the Griffon Corporation 2001 Stock Option Plan, 2006 Equity Incentive Plan and Outside Director Stock Award Plan will continue under their terms; no additional awards will be granted under such plans.

Compensation expense for restricted stock and restricted stock units ("RSUs") is recognized ratably over the required service period based on the fair value of the grant, calculated as the number of shares (or RSUs) granted multiplied by the stock price on date of grant, and for performance shares (or performance RSUs), the likelihood of achieving the performance criteria. Compensation cost related to stock-based awards with graded vesting, generally over a period of three to four years, is recognized using the straight-line attribution method and recorded within Selling, general and administrative expenses. The following table summarizes the Company’s compensation expense relating to all stock-based incentive plans:

	For the Years Ended September 30,
	2015	2014	2013
Pre-tax compensation expense	$11,110	$11,473	$12,495
Tax benefit	(4,000)	(3,224)	(3,068)
Total stock-based compensation expense, net of tax	$7,110	$8,249	$9,427

All stock options were fully vested at September 30, 2012. A summary of stock option activity for the year ended September 30, 2015 is as follows:

	Options
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregated Intrinsic Value
Outstanding and Exercisable at September 30, 2014	582,485	20.23
Exercised	(5,000)	17.23
Forfeited/Expired	(152,035)	18.56
Outstanding and Exercisable at September 30, 2015	425,450	20.86	2.6	$6

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

	Options Outstanding & Exercisable
Range of Exercises Prices	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
$14.78	6,000	$14.78	1.8
$20.00	350,000	20.00	3.0
$21.88	6,000	21.88	0.9
$26.06	63,450	26.06	0.6
Totals	425,450

A summary of restricted stock activity, inclusive of restricted stock units, for the year ended September 30, 2015, is as follows:

	Shares	Weighted Average Grant- Date Fair Value
Unvested at September 30, 2014	3,207,318	11.63
Granted	687,506	13.05
Vested	(372,374)	9.58
Forfeited	(122,415)	12.27
Unvested at September 30, 2015	3,400,035	12.01

The fair value of restricted stock which vested during the year ended September 30, 2015, 2014, and 2013 was $5,068, $14,058 and $13,270, respectively.

During 2015, Griffon granted 687,506 restricted stock awards with vesting periods of three years, 604,715 of which are subject to certain performance conditions, with a total fair value of $7,706 and a weighted average fair value of $12.74 per share.

Unrecognized compensation expense related to non-vested shares of restricted stock was $13,054 at September 30, 2015 and will be recognized over a weighted average vesting period of 1.6 years.

At September 30, 2015, a total of approximately 4,245,700 shares of Griffon’s authorized Common Stock were reserved for issuance in connection with stock compensation plans.

In each of August 2011, May 2014, March 2015 and July 2015, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under these repurchase programs, the Company may purchase shares of its common stock, depending upon market conditions, in open market or privately negotiated transactions, including pursuant to a 10b5-1 plan. Shares repurchased are recorded at cost. During 2013, Griffon purchased 2,369,786 shares of common stock under the August 2011 program for a total of $26,285, or $11.09 per share. During 2014, Griffon purchased 1,906,631 shares of common stock under the August 2011 and May 2014 repurchase programs, for a total of $23,167 or $12.15 per share. During 2015, Griffon purchased 5,311,915 shares of common stock under the May 2014 and March 2015 programs, for a total of $80,934, or $15.24 per share. Since August 2011, Griffon has repurchased 16,751,221 shares of common stock, for a total of $203,132 or $12.13 per share under Board authorized share repurchase programs (which repurchases included exhausting the remaining availability under a Board authorized repurchase program that was in existence prior to 2011). This included the repurchase of 12,306,777 shares on the open market, as well as the December 10, 2013 repurchase of 4,444,444 shares from GS Direct for $50,000, or $11.25 per share. At September 30, 2015, an aggregate of $57,926 remains under Griffon's May 2015 and July 2015 Board authorized repurchase programs.

In addition to the repurchases under Board authorized programs, during 2015, 89,488 shares, with a market value of $1,409, or $15.74 per share, were withheld to settle employee taxes due upon the vesting of restricted stock.

On December 10, 2013, Griffon repurchased 4,444,444 shares of its common stock for $50,000 from GS Direct, L.L.C. (“GS

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Direct”), an affiliate of The Goldman Sachs Group, Inc. The repurchase was effected in a private transaction at a per share price of $11.25, an approximate 9.2% discount to the stock’s closing price on November 12, 2013, the day before announcement of the transaction. The transaction was exclusive of the Company´s August 2011, $50,000 authorized share repurchase program. After closing the transaction, GS Direct continued to hold approximately 5.56 million shares (approximately 10% of the shares outstanding at such time) of Griffon’s common stock. Subject to certain exceptions, if GS Direct intends to sell its remaining shares of Griffon common stock at any time prior to December 31, 2016, it will first negotiate in good faith to sell such shares to the Company.

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

NOTE 14 – COMMITMENTS AND CONTINGENT LIABILITIES

Operating leases
Griffon rents real property and equipment under operating leases expiring at various dates. Most of the real property leases have escalation clauses related to increases in real property taxes. Rent expense for all operating leases totaled approximately $29,556, $27,784 and $22,265 in 2015, 2014 and 2013, respectively. Aggregate future minimum lease payments for operating leases at September 30, 2015 are $186,213 in 2016, $69,419 in 2017, $17,666 in 2018, $14,609 in 2019, $10,005 in 2020 and $9,294 thereafter.

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

Union Fork and Hoe, Frankfort, NY site. The former Union Fork and Hoe property in Frankfort NY was acquired by Ames in 2006 as part of a larger acquisition, and has historic site contamination involving chlorinated solvents, petroleum hydrocarbons and metals. AMES has entered into an Order on Consent with the New York State Department of Environmental Conservation. While the Order is without admission or finding of liability or acknowledgment that there has been a release of hazardous substances at the site, AMES is required to perform a remedial investigation of certain portions of the property and to recommend a remediation option. At the conclusion of the remediation phase to the satisfaction of the DEC, the DEC will issue a Certificate of Completion. AMES has performed significant investigative and remedial activities in the last few years under work plans approved by the DEC, and the DEC recently approved the final remedial investigation report. AMES is now required to submit a Feasibility Study investigating four remedial options, and expects to do so by March 31, 2016. The DEC is expected to issue a Record of Decision approving the selection of a remedial alternative by July 31, 2016. Implementation of the selected remedial alternative is expected to occur in 2016 to 2017. AMES has a number of defenses to liability in this matter, including its rights under a Consent Judgment entered into between the DEC and a predecessor of AMES relating to the site.

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

NOTE 15 – EARNINGS (LOSS) PER SHARE

Basic and diluted EPS for the years ended September 30, 2015, 2014 and 2013 were determined using the following information (in thousands):

	2015	2014	2013
Weighted average shares outstanding - basic	44,608	49,367	54,428
Incremental shares from stock based compensation	2,011	—	2,135
Convertible debt due 2017	320	—	—
Weighted average shares outstanding - diluted	46,939	49,367	56,563
Anti-dilutive options excluded from diluted EPS computation	493	582	714
Anti-dilutive restricted stock excluded from diluted EPS computation	—	1,642	—

Griffon has the intent and ability to settle the principal amount of the 2017 Notes in cash, and therefore the potential issuance of shares related to the principal amount of the 2017 Notes does not affect diluted shares. Shares of the ESOP that have been allocated to employee accounts are treated as outstanding in determining earnings per share.

NOTE 16 – RELATED PARTIES

Goldman, Sachs & Co. acted as a co-manager and as an initial purchaser in connection with the Senior Notes offering and received a fee of $825.

On December 10, 2013, Griffon repurchased 4,444,444 shares of its common stock for $50,000 from GS Direct. The repurchase was effected in a private transaction at a per share price of $11.25, an approximate 9.2% discount to the stock’s closing price on November 12, 2013, the day before announcement of the transaction. After closing the transaction, GS Direct continued to hold approximately 5.56 million shares (approximately 10% of the shares outstanding at such time) of Griffon’s common stock. Subject to certain exceptions, if GS Direct intends to sell its remaining shares of Griffon common stock at any time prior to December 31, 2016, it will first negotiate in good faith to sell such shares to the Company.

NOTE 17 — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly results of operations for the years ended September 30, 2015 and 2014 were as follows:

Quarter ended	Revenue	Gross Profit	Net Income (loss)	Per Share - Basic	Per Share - Diluted
2015
December 31, 2014	$502,160	$117,989	$7,471	$0.16	$0.04
March 31, 2015	500,020	114,375	5,122	0.11	0.11
June 30, 2015	511,694	123,489	10,893	0.25	0.23
September 30, 2015	502,158	119,925	10,803	0.25	0.24
	$2,016,032	$475,778	$34,289	$0.77	$0.73
2014
December 31, 2013	$453,458	$105,503	$3,236	$0.06	$0.06
March 31, 2014	507,687	109,987	(25,825)	(0.53)	(0.53)
June 30, 2014	505,039	118,307	14,464	0.30	0.29
September 30, 2014	525,627	125,602	7,948	0.16	0.16
	$1,991,811	$459,399	$(177)	$0.00	$0.00

Notes to Quarterly Financial Information (unaudited):

•	Earnings (loss) per share are computed independently for each quarter and year presented; as such the sum of the quarters may not be equal to the full year amounts.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

•
2014 Net loss, and the related per share earnings, included, net of tax, restructuring and other related charges of $522, $429, $222 and $2,631 for the first, second, third and fourth quarters, respectively, and $3,804 for the year; and acquisition related costs of $495, $992 and $473 for the first, third and fourth quarters, respectively, and $1,960 for the year; and a loss on debt extinguishment of $24,964 net of tax for the second quarter and for the year.

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

•	Telephonics develops, designs and manufactures high-technology integrated information, communication and sensor system solutions for military and commercial markets worldwide.

•	PPC is an international leader in the development and production of embossed, laminated and printed specialty plastic films used in a variety of hygienic, health-care and industrial applications.

Griffon evaluates performance and allocates resources based on operating results before interest income or expense, income taxes and certain nonrecurring items of income or expense.

Information on Griffon’s reportable segments is as follows:

	For the Years Ended September 30,
REVENUE	2015	2014	2013
Home & Building Products:
AMES	$535,881	$503,687	$419,549
CBP	516,320	475,756	435,416
Home & Building Products	1,052,201	979,443	854,965
Telephonics	431,090	$419,005	$453,351
PPC	532,741	$593,363	$563,011
Total consolidated net sales	$2,016,032	$1,991,811	$1,871,327

	For the Years Ended September 30,
INCOME (LOSS) BEFORE TAXES	2015	2014	2013
Segment operating profit:
Home & Building Products	$58,883	$40,538	$26,130
Telephonics	43,006	45,293	55,076
PPC	33,137	28,881	16,589
Total segment operating profit	135,026	114,712	97,795
Net interest expense	(47,872)	(48,144)	(52,167)
Unallocated amounts	(33,518)	(33,394)	(29,153)
Loss from debt extinguishment	—	(38,890)	—
Loss on pension settlement	—	—	(2,142)
Income (loss) before taxes from continuing operations	$53,636	$(5,716)	$14,333

Griffon evaluates performance and allocates resources based on each segments’ operating results before interest income and expense, income taxes, depreciation and amortization, unallocated amounts (mainly corporate overhead), restructuring charges,

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

acquisition-related expenses , and gains (losses) from pension settlement and debt extinguishment, as applicable (“Segment adjusted EBITDA”, a non-GAAP measure). Griffon believes this information is useful to investors for the same reason.

The following table provides a reconciliation of Segment adjusted EBITDA to Income (loss) before taxes and discontinued operations:

	For the Years Ended September 30,
	2015	2014	2013
Segment adjusted EBITDA:
Home & Building Products	$94,226	$77,171	$70,064
Telephonics	53,028	57,525	63,199
PPC	57,103	56,291	48,100
Total Segment adjusted EBITDA	204,357	190,987	181,363
Net interest expense	(47,872)	(48,144)	(52,167)
Segment depreciation and amortization	(69,331)	(66,978)	(70,306)
Unallocated amounts	(33,518)	(33,394)	(29,153)
Loss from debt extinguishment	—	(38,890)	—
Restructuring charges	—	(6,136)	(13,262)
Acquisition costs	—	(3,161)	—
Loss on pension settlement	—	—	(2,142)
Income (loss) before taxes from continuing operations	$53,636	$(5,716)	$14,333

	For the Years Ended September 30,
DEPRECIATION and AMORTIZATION	2015	2014	2013
Segment:
Home & Building Products	$35,343	$31,580	$36,195
Telephonics	10,022	7,988	7,373
PPC	23,966	27,410	26,738
Total segment depreciation and amortization	69,331	66,978	70,306
Corporate	469	418	442
Total consolidated depreciation and amortization	$69,800	$67,396	$70,748

CAPITAL EXPENDITURES
Segment:
Home & Building Products	$38,896	$33,779	$30,695
Telephonics	6,347	20,963	11,112
PPC	28,103	21,032	22,509
Total segment	73,346	75,774	64,316
Corporate	274	1,320	125
Total consolidated capital expenditures	$73,620	$77,094	$64,441

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

ASSETS	At September 30, 2015	At September 30, 2014	At September 30, 2013
Segment assets:
Home & Building Products	$1,034,032	$1,031,904	$897,215
Telephonics	302,560	319,327	296,919
PPC	343,519	389,464	422,730
Total segment assets	1,680,111	1,740,695	1,616,864
Corporate	47,831	64,381	156,455
Total continuing assets	1,727,942	1,805,076	1,773,319
Assets of discontinued operations	3,491	3,750	4,289
Consolidated total	$1,731,433	$1,808,826	$1,777,608

Segment information by geographic region was as follows:

	For the Years Ended September 30,
REVENUE BY GEOGRAPHIC AREA - DESTINATION	2015	2014	2013
United States	$1,383,775	$1,386,575	$1,319,740
Europe	227,203	254,460	255,733
Canada	132,133	134,637	114,984
Australia	113,077	62,567	22,257
South America	87,759	105,691	103,840
All other countries	72,085	47,881	54,773
Consolidated revenue	$2,016,032	$1,991,811	$1,871,327

	For the Years Ended September 30,
LONG-LIVED ASSETS BY GEOGRAPHIC AREA	2015	2014	2013
United States	$454,255	$439,737	$421,604
Germany	66,367	74,457	82,314
Canada	36,449	42,374	46,792
Australia	22,136	28,155	4,309
All other countries	14,602	19,465	19,965
Consolidated property, plant and equipment, net	$593,809	$604,188	$574,984

As a percentage of consolidated revenue, HBP sales to Home Depot approximated 12% in both 2015 and 2014 and 11% in 2013; PPC sales to P&G approximated 14% in 2015, 2014 and 2013; and Telephonics aggregate sales to the United States Government and its agencies approximated 14% in 2015, 15% in 2014 and 19% in 2013.

NOTE 19 – OTHER INCOME (EXPENSE)

Other income (expense) included $286, $220 and $(166) for the years ended September 30, 2015, 2014 and 2013, respectively, of currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, as well as $424, $110 and $565, respectively, of investment income.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

NOTE 20 - OTHER COMPREHENSIVE INCOME (LOSS)
The amounts recognized in other comprehensive income (loss) were as follows:

	Years Ended September 30,
	2015			2014			2013
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(56,358)	$—	$(56,358)	$(23,933)	$—	$(23,933)	$(3,090)	$—	$(3,090)
Pension and other defined benefit plans	(6,655)	2,329	(4,326)	(6,061)	2,147	(3,914)	32,431	(13,121)	19,310
Cash flow hedge	662	(232)	430	386	(134)	252	—	—	—
Available-for-sale securities	(1,370)	500	(870)	1,370	(500)	870	—	—	—
Total other comprehensive income (loss)	$(63,721)	$2,597	$(61,124)	$(28,238)	$1,513	$(26,725)	$29,341	$(13,121)	$16,220

The components of Accumulated other comprehensive loss are as follows:

	At September 30,
	2015	2014
Foreign currency translation adjustments	$(60,178)	$(3,820)
Pension and other defined benefit plans	(31,692)	(27,366)
Cash flow hedge	682	252
Available-for-sale securities	—	870
	$(91,188)	$(30,064)

Total comprehensive income (loss) were as follows:

	For the Years Ended September 30,
	2015	2014	2013
Net income (loss)	$34,289	$(177)	$3,767
Other comprehensive income (loss), net of taxes	(61,124)	(26,725)	16,220
Comprehensive income (loss)	$(26,835)	$(26,902)	$19,987

Amounts reclassified from accumulated other comprehensive income (loss) to income (loss) were as follows:

	For the Years Ended September 30,
Gain (Loss)	2015	2014	2013
Pension amortization	$(2,182)	$(1,934)	$(3,103)
Pension settlement	—	—	(2,142)
Cash flow hedges	1,223	—	—
Available-for-sale securities	1,370	—	—
Total before tax	411	(1,934)	(5,245)
Tax	(164)	677	1,540
Net of tax	$247	$(1,257)	$(3,705)

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

NOTE 21 – CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the domestic assets of Clopay Building Products Company, Inc., Clopay Plastic Products Company, Inc., Telephonics Corporation, The AMES Companies, Inc., ATT Southern, Inc., and Clopay Ames True Temper Holding, Corp., all of which are indirectly 100% owned by Griffon. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act of 1933, presented below are condensed consolidating financial information as of September 30, 2015 and 2014, and for the years ended September 30, 2015, 2014 and 2013. The financial information may not necessarily be indicative of results of operations or financial position had the guarantor companies or non-guarantor companies operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly owned subsidiaries accounted for under the equity method.

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

CONDENSED CONSOLIDATING BALANCE SHEETS
At September 30, 2015

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CURRENT ASSETS
Cash and equivalents	$2,440	$10,671	$38,890	$—	$52,001
Accounts receivable, net of allowances	—	178,830	61,772	(21,847)	218,755
Contract costs and recognized income not yet billed, net of progress payments	—	103,879	16	—	103,895
Inventories, net	—	257,929	67,880	—	325,809
Prepaid and other current assets	23,493	27,584	12,488	(8,479)	55,086
Assets of discontinued operations	—	—	1,316	—	1,316
Total Current Assets	25,933	578,893	182,362	(30,326)	756,862
PROPERTY, PLANT AND EQUIPMENT, net	1,108	286,854	92,010	—	379,972
GOODWILL	—	284,875	71,366	—	356,241
INTANGIBLE ASSETS, net	—	152,412	61,425	—	213,837
INTERCOMPANY RECEIVABLE	542,297	904,840	263,480	(1,710,617)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	745,262	644,577	1,740,889	(3,130,728)	—
OTHER ASSETS	41,774	30,203	9,959	(59,590)	22,346
ASSETS OF DISCONTINUED OPERATIONS	—	—	2,175	—	2,175
Total Assets	$1,356,374	$2,882,654	$2,423,666	$(4,931,261)	$1,731,433

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$2,202	$3,842	$10,549	$—	$16,593
Accounts payable and accrued liabilities	30,158	222,758	72,843	(20,951)	304,808
Liabilities of discontinued operations	—	—	2,229	—	2,229
Total Current Liabilities	32,360	226,600	85,621	(20,951)	323,630
LONG-TERM DEBT, net	752,839	17,116	57,021	—	826,976
INTERCOMPANY PAYABLES	76,477	831,345	775,120	(1,682,942)	—
OTHER LIABILITIES	64,173	126,956	28,428	(72,634)	146,923
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	3,379	—	3,379
Total Liabilities	925,849	1,202,017	949,569	(1,776,527)	1,300,908
SHAREHOLDERS’ EQUITY	430,525	1,680,637	1,474,097	(3,154,734)	430,525
Total Liabilities and Shareholders’ Equity	$1,356,374	$2,882,654	$2,423,666	$(4,931,261)	$1,731,433

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

CONDENSED CONSOLIDATING BALANCE SHEETS
At September 30, 2014

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CURRENT ASSETS
Cash and equivalents	6,813	31,522	54,070	—	92,405
Accounts receivable, net of allowances	—	213,922	77,218	(32,704)	258,436
Contract costs and recognized income not yet billed, net of progress payments	—	109,804	126	—	109,930
Inventories, net	—	219,326	70,537	272	290,135
Prepaid and other current assets	4,366	26,319	17,101	14,783	62,569
Assets of discontinued operations	—	—	1,624	—	1,624
Total Current Assets	11,179	600,893	220,676	(17,649)	815,099
PROPERTY, PLANT AND EQUIPMENT, net	1,327	270,519	98,643	76	370,565
GOODWILL	—	283,692	90,419	—	374,111
INTANGIBLE ASSETS, net	—	156,772	76,851	—	233,623
INTERCOMPANY RECEIVABLE	540,080	892,433	213,733	(1,646,246)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	780,600	662,403	1,782,406	(3,225,409)	—
OTHER ASSETS	27,880	53,896	6,739	(75,213)	13,302
ASSETS OF DISCONTINUED OPERATIONS	—	—	2,126	—	2,126
Total Assets	1,361,066	2,920,608	2,491,593	(4,964,441)	1,808,826

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	2,202	1,144	4,540	—	7,886
Accounts payable and accrued liabilities	25,703	226,236	91,132	(20,811)	322,260
Liabilities of discontinued operations	—	—	3,282	—	3,282
Total Current Liabilities	27,905	227,380	98,954	(20,811)	333,428
LONG-TERM DEBT, net	738,360	7,806	45,135	—	791,301
INTERCOMPANY PAYABLES	21,573	815,094	762,192	(1,598,859)	—
OTHER LIABILITIES	41,201	151,674	26,949	(71,584)	148,240
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	3,830	—	3,830
Total Liabilities	829,039	1,201,954	937,060	(1,691,254)	1,276,799
SHAREHOLDERS’ EQUITY	532,027	1,718,654	1,554,533	(3,273,187)	532,027
Total Liabilities and Shareholders’ Equity	1,361,066	2,920,608	2,491,593	(4,964,441)	1,808,826

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Year Ended September 30, 2015

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$1,581,295	$475,380	$(40,643)	$2,016,032
Cost of goods and services	—	1,204,872	377,348	(41,966)	1,540,254
Gross profit	—	376,423	98,032	1,323	475,778

Selling, general and administrative expenses	22,637	272,421	80,073	(370)	374,761
Restructuring and other related charges	—	—	—	—	—
Total operating expenses	22,637	272,421	80,073	(370)	374,761

Income (loss) from operations	(22,637)	104,002	17,959	1,693	101,017

Other income (expense)
Interest income (expense), net	(8,741)	(30,547)	(8,584)	—	(47,872)
Other, net	438	10,521	(8,775)	(1,693)	491
Total other income (expense)	(8,303)	(20,026)	(17,359)	(1,693)	(47,381)

Income (loss) before taxes	(30,940)	83,976	600	—	53,636
Provision (benefit) for income taxes	(11,041)	31,100	(712)	—	19,347
Income (loss) before equity in net income of subsidiaries	(19,899)	52,876	1,312	—	34,289
Equity in net income (loss) of subsidiaries	54,188	3,062	52,876	(110,126)	—
Income (loss) from continuing operations	$34,289	$55,938	$54,188	$(110,126)	$34,289
Loss from operations of discontinued businesses	—	—	—	—	—
Benefit from income taxes	—	—	—	—	—
Loss from discontinued operations	—	—	—	—	—
Net income (loss)	$34,289	$55,938	$54,188	$(110,126)	$34,289

Comprehensive income (loss)	$(26,835)	$34,318	$15,080	$(49,398)	$(26,835)

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Year Ended September 30, 2014

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$1,526,678	$519,349	$(54,216)	$1,991,811
Cost of goods and services	—	1,156,268	424,568	(48,424)	1,532,412
Gross profit	—	370,410	94,781	(5,792)	459,399
Selling, general and administrative expenses	24,084	281,930	75,551	(6,466)	375,099
Restructuring and other related charges	—	4,234	1,902	—	6,136
Total operating expenses	24,084	286,164	77,453	(6,466)	381,235
Income (loss) from operations	(24,084)	84,246	17,328	674	78,164
Other income (expense)
Interest income (expense), net	(10,079)	(28,630)	(9,435)	—	(48,144)
Extinguishment of debt	(38,890)				(38,890)
Other, net	111	7,945	(4,228)	(674)	3,154
Total other income (expense)	(48,858)	(20,685)	(13,663)	(674)	(83,880)
Income (loss) before taxes	(72,942)	63,561	3,665	—	(5,716)
Provision (benefit) for income taxes	(32,044)	26,480	25	—	(5,539)
Income (loss) before equity in net income of subsidiaries	(40,898)	37,081	3,640	—	(177)
Equity in net income (loss) of subsidiaries	40,721	3,531	37,081	(81,333)	—
Income (loss) from continuing operations	(177)	40,612	40,721	(81,333)	(177)
Loss from operations of discontinued businesses	—	—	—	—	—
Benefit from income taxes	—	—	—	—	—
Loss from discontinued operations	—	—	—	—	—
Net Income (loss)	$(177)	$40,612	$40,721	$(81,333)	$(177)

Comprehensive income (loss)	$(26,902)	$28,355	$25,704	$(54,059)	$(26,902)

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Year Ended September 30, 2013

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$1,459,705	$463,767	$(52,145)	$1,871,327
Cost of goods and services	—	1,107,440	392,588	(46,286)	1,453,742
Gross profit	—	352,265	71,179	(5,859)	417,585
Selling, general and administrative expenses	24,248	269,654	52,819	(6,252)	340,469
Restructuring and other related charges	—	9,236	4,026	—	13,262
Total operating expenses	24,248	278,890	56,845	(6,252)	353,731
Income (loss) from operations	(24,248)	73,375	14,334	393	63,854
Other income (expense)
Interest income (expense), net	(14,381)	(27,660)	(10,126)	—	(52,167)
Other, net	569	9,656	(7,233)	(346)	2,646
Total other income (expense)	(13,812)	(18,004)	(17,359)	(346)	(49,521)
Income (loss) before taxes	(38,060)	55,371	(3,025)	47	14,333
Provision (benefit) for income taxes	(14,888)	20,603	1,781	47	7,543
Income (loss) before equity in net income of subsidiaries	(23,172)	34,768	(4,806)	—	6,790
Equity in net income (loss) of subsidiaries	26,939	(1,467)	34,768	(60,240)	—
Income (loss) from continuing operations	3,767	33,301	29,962	(60,240)	6,790
Loss from operations of discontinued businesses	—	—	(4,651)	—	(4,651)
Benefit from income taxes	—	—	1,628	—	1,628
Loss from discontinued operations	—	—	(3,023)	—	(3,023)
Net Income (loss)	$3,767	$33,301	$26,939	$(60,240)	$3,767

Comprehensive income (loss)	$19,987	$10,903	$64,671	$(75,574)	$19,987

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended September 30, 2015

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$34,289	$55,938	$54,188	$(110,126)	$34,289
Net cash provided by (used in) operating activities	58,760	27,130	(9,753)	—	76,137
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(274)	(54,196)	(19,150)	—	(73,620)
Acquired business, net of cash acquired	—	(2,225)	—	—	(2,225)
Intercompany distributions	10,000	(10,000)	—	—	—
Investment sales	8,891	—	—	—	8,891
Proceeds from sale of property, plant and equipment	—	142	192	—	334
Net cash provided by (used in) investing activities	18,617	(66,279)	(18,958)	—	(66,620)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	371	—	—	—	371
Purchase of shares for treasury	(82,343)	—	—	—	(82,343)
Proceeds from long-term debt	124,500	13,596	95,395	—	233,491
Payments of long-term debt	(116,702)	(1,263)	(69,770)	—	(187,735)
Change in short-term borrowings	—	—	(365)	—	(365)
Financing costs	(614)	(196)	(498)	—	(1,308)
Tax effect from exercise/vesting of equity awards, net	345	—	—	—	345
Dividends paid	(7,654)	—	—	—	(7,654)
Other, net	347	6,161	(6,161)	—	347
Net cash provided by (used in) financing activities	(81,750)	18,298	18,601	—	(44,851)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	—	—	(918)	—	(918)
Effect of exchange rate changes on cash and equivalents	—	—	(4,152)	—	(4,152)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(4,373)	(20,851)	(15,180)	—	(40,404)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	6,813	31,522	54,070	—	92,405
CASH AND EQUIVALENTS AT END OF PERIOD	$2,440	$10,671	$38,890	$—	$52,001

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended September 30, 2014

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(177)	$40,612	$40,721	$(81,333)	$(177)
Net cash provided by operating activities	(3,902)	17,168	80,035	—	93,301
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(700)	(64,320)	(12,074)	—	(77,094)
Acquired business, net of cash acquired	—	2,675	(64,981)	—	(62,306)
Intercompany distributions	10,000	(10,000)	—	—	—
Purchase of securities	(8,402)	—	—	—	(8,402)
Proceeds from sale of property, plant and equipment	—	360	192	—	552
Net cash used in investing activities	898	(71,285)	(76,863)	—	(147,250)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	584	—	—	—	584
Purchase of shares for treasury	(79,614)	—	—	—	(79,614)
Proceeds from long-term debt	659,568	(102)	32,477	—	691,943
Payments of long-term debt	(598,250)	(1,135)	(3,709)	—	(603,094)
Change in short-term borrowings	—	—	(749)	—	(749)
Financing costs	(10,763)	—	(535)	—	(11,298)
Purchase of ESOP shares	(20,000)	—	—	—	(20,000)
Tax effect from exercise/vesting of equity awards, net	273	—	—	—	273
Dividends paid	(11,273)	5,000	—	—	(6,273)
Other, net	298	56,533	(56,533)	—	298
Net cash used in financing activities	(59,177)	60,296	(29,049)	—	(27,930)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	—	—	(1,528)	—	(1,528)
Effect of exchange rate changes on cash and equivalents	—	—	(2,318)	—	(2,318)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(62,181)	6,179	(29,723)	—	(85,725)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	68,994	25,343	83,793	—	178,130
CASH AND EQUIVALENTS AT END OF PERIOD	$6,813	$31,522	$54,070	$—	$92,405

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended September 30, 2013

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,767	$33,301	$26,939	$(60,240)	$3,767
Net cash provided by (used in) operating activities	(25,184)	83,177	27,690	—	85,683
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(123)	(56,617)	(7,701)	—	(64,441)
Intercompany distributions	10,000	(10,000)	—	—	—
Proceeds from sale of property, plant and equipment	—	1,404	169	—	1,573
Net cash provided by (used in) investing activities	9,877	(65,213)	(7,532)	—	(62,868)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(32,521)	—	—	—	(32,521)
Proceeds from long-term debt	—	303	—	—	303
Payments of long-term debt	(2,157)	(1,032)	(13,678)	—	(16,867)
Change in short-term borrowings	—	—	2,950	—	2,950
Financing costs	(833)	—	—	—	(833)
Tax effect from exercise/vesting of equity awards, net	150	—	—	—	150
Dividends paid	(5,825)	—	—	—	(5,825)
Other, net	394	(26,674)	26,674	—	394
Net cash provided by (used in) financing activities	(40,792)	(27,403)	15,946	—	(52,249)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	—	—	(2,090)	—	(2,090)
Effect of exchange rate changes on cash and equivalents	—	—	—	—	—
NET DECREASE IN CASH AND EQUIVALENTS	(56,099)	(9,439)	34,014	—	(31,524)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	125,093	34,782	49,779	—	209,654
CASH AND EQUIVALENTS AT END OF PERIOD	$68,994	$25,343	$83,793	$—	$178,130

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

NOTE 22 – SUBSEQUENT EVENTS

On November 12, 2015, Griffon declared a $0.05 per share dividend payable on December 23, 2015 to shareholders of record as of December 3, 2015. Griffon currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors, at its discretion, based on various factors, and no assurance can be provided as to the payment of future dividends.

*****

SCHEDULE II

GRIFFON CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended September 30, 2015, 2014 and 2013
(in thousands)

Description	Balance at Beginning of Year	Recorded to Cost and Expense	Accounts Written Off, net	Other	Balance at End of Year
FOR THE YEAR ENDED SEPTEMBER 30, 2015
Allowance for Doubtful Accounts
Bad debts	$3,627	$76	(934)	$(129)	$2,640
Sales returns and allowances	3,709	1,313	(2,205)	(115)	2,702
	$7,336	$1,389	$(3,139)	$(244)	$5,342

Inventory valuation	$16,613	$6,476	$(7,603)	$(852)	$14,634

Deferred tax valuation allowance	$15,649	$(5,187)	$—	$—	$10,462

FOR THE YEAR ENDED SEPTEMBER 30, 2014
Allowance for Doubtful Accounts
Bad debts	$4,080	$359	$(784)	$(28)	$3,627
Sales returns and allowances	2,056	3,655	(1,985)	(17)	3,709
	$6,136	$4,014	$(2,769)	$(45)	$7,336

Inventory valuation	$15,728	$13,613	$(12,627)	$(101)	$16,613

Deferred tax valuation allowance	$13,421	$2,228	$—	$—	$15,649

FOR THE YEAR ENDED SEPTEMBER 30, 2013
Allowance for Doubtful Accounts
Bad debts	$4,146	$1,813	$(1,888)	$9	$4,080
Sales returns and allowances	1,287	1,860	(1,080)	(11)	2,056
	$5,433	$3,673	$(2,968)	$(2)	$6,136

Inventory valuation	$18,787	$5,788	$(8,490)	$(357)	$15,728

Deferred tax valuation allowance	$10,541	$2,880	$—	$—	$13,421

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

Management’s Report on Internal Control over Financial Reporting

Griffon’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Griffon’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Griffon’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of Griffon’s internal control over financial reporting using the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management, under the supervision and with the participation of Griffon’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of Griffon’s internal control over financial reporting as of September 30, 2015 and concluded that it is effective.

Griffon’s independent registered public accounting firm, Grant Thornton LLP, has audited the effectiveness of Griffon’s internal control over financial reporting as of September 30, 2015, and has expressed an unqualified opinion in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Controls

There were no changes in Griffon’s internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the fourth quarter of the year ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Item 9B. Other Information
None.

PART III

The information required by Part III: Item 10, Directors, and Executive Officers and Corporate Governance; Item 11, Executive Compensation; Item 13, Certain Relationships and Related Transactions and Director Independence; and Item 14, Principal Accountant Fees and Services is included in and incorporated by reference to Griffon’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in January, 2016, to be filed with the Securities and Exchange Commission within 120 days following the end of Griffon’s year ended September 30, 2015. Information relating to the executive officers of the Registrant appears under Item 1 of this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 is included in and incorporated by reference to Griffon’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in January, 2016.

The following sets forth information relating to Griffon’s equity compensation plans as of September 30, 2015:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	422,250	$20.82	420,206

Equity compensation plans not approved by security holders (2)	3,200	$26.06	—

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements – Covered by Report of Independent Registered Public Accounting Firm
	(A)	Consolidated Balance Sheets at September 30, 2015 and 2014
	(B)	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Fiscal Years Ended September 30, 2015, 2014 and 2013
	(C)	Consolidated Statements of Cash Flows for the Fiscal Years Ended September 30, 2015, 2014 and 2013
	(D)	Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended September 30, 2015, 2014 and 2013
	(E)	Notes to the Consolidated Financial Statements
	(2)	Financial Statement Schedule – Covered by Report of Independent Registered Public Accounting Firm
Schedule II – Valuation and Qualifying Accounts
All other schedules are not required and have been omitted.
	(3)	The information required by this Section (a)(3) of Item 15 is set forth on the exhibit index that follows the signatures page of this Form 10-K.
	(b)	Reference is made to the exhibit index that follows the signatures page of this Form 10-K.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Griffon has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of November 2015.

Griffon Corporation
By:	/s/ Ronald J. Kramer
Ronald J. Kramer,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 12, 2015 by the following persons on behalf of the Registrant in the capacities indicated:

/s/ Harvey R. Blau	Chairman of the Board
Harvey R. Blau
/s/ Ronald J. Kramer	Chief Executive Officer
Ronald J. Kramer	(Principal Executive Officer)
/s/ Brian G. Harris	Senior Vice President and Chief Financial Officer
Brian G. Harris	(Principal Financial Officer and Principal Accounting Officer)
/s/ Henry A. Alpert	Director
Henry A. Alpert
/s/ Thomas Brosig	Director
Thomas Brosig
/s/ Blaine V. Fogg	Director
Blaine V. Fogg
/s/ Louis J. Grabowsky	Director
Louis J. Grabowsky
/s/ Bradley J. Gross	Director
Bradley J. Gross
/s/ Robert G. Harrison	Director
Robert G. Harrison
/s/ Donald J. Kutyna	Director
Donald J. Kutyna
/s/ Victor Eugene Renuart	Director
Victor Eugene Renuart
/s/ Kevin F. Sullivan	Director
Kevin F. Sullivan
/s/ William H. Waldorf	Director
William H. Waldorf
/s/ Joseph J. Whalen	Director
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

4.4
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

10.4**	2001 Stock Option Plan (Exhibit 4.1 of Form S-8 Registration Statement No. 333-67760).
10.5**	1998 Employee and Director Stock Option Plan, as amended (Exhibit 4.1 of Form S-8 Registration Statement No. 333-102742).
10.6**
Amendment to Employment Agreement between the Registrant and Harvey R. Blau dated August 8, 2003 (Exhibit 10.1 of Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (Commission File No. 1-06620)).

10.7**	Non-Qualified Stock Option Agreement (Exhibit 4.1 of Form S-8 Registration Statement No. 333-131737).
10.8**	Griffon Corporation 2006 Equity Incentive Plan, as amended (Exhibit 10.1 of Quarterly Report on Form 10-Q for the period ended December 31, 2008 (Commission File No. 1-06620)).
10.9**	Amendment No. 2 to Employment Agreement, dated July 18, 2006 between the Registrant and Harvey R. Blau (Exhibit 10.1 to Current Report on Form 8-K filed July 21, 2006 (Commission File No. 1-06620)).
10.10**	Supplemental Executive Retirement Plan as amended through July 18, 2006 (Exhibit 10.3 to Current Report on Form 8-K filed July 21, 2006 (Commission File No. 1-06620)).
10.11**	Form of Restricted Stock Award Agreement under the Griffon Corporation 2006 Equity Incentive Plan (Exhibit 10.3 to Current Report on Form 8-K/A filed July 31, 2006 (Commission File No. 1-06620)).
10.12**
Amendment No. 3 to Employment Agreement, dated August 3, 2007, between the Registrant and Harvey R. Blau (Exhibit 10.1 to Current Report on Form 8-K filed August 6, 2007 (Commission File No. 1-06620)).

10.13**
Amendment No. 1 to the Amended and Restated Supplemental Executive Retirement Plan dated August 3, 2007 (Exhibit 10.3 to the Current Report on Form 8-K filed August 6, 2007 (Commission File No. 1-06620)).

10.14**	Employment Agreement, dated March 16, 2008, between the Registrant and Ronald J. Kramer. (Exhibit 10.1 to the Current Report on Form 8-K filed March 20, 2008 (Commission File No. 1-06620)).

Exhibit No.
10.15	Investment Agreement, dated August 7, 2008, between Griffon Corporation and GS Direct, L.L.C. (Exhibit 10.1 to the Current Report on Form 8-K filed August 13, 2008 (Commission File No. 1-06620)).
10.16**	Offer Letter Agreement, dated April 27, 2010 between the Company and Seth L. Kaplan (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (Commission File No. 1-06620)).
10.17**	Severance Agreement, dated April 27, 2010 between the Company and Seth L. Kaplan (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (Commission File No. 1-06620)).
10.18**
Letter Agreement, dated February 3, 2011, between Griffon Corporation and Harvey R. Blau (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (Commission File No. 1-06620)).

10.19**	Griffon Corporation 2011 Equity Incentive Plan (Exhibit 99.1 to the Current Report on Form 8-K filed February 9, 2011 (Commission File No. 1-06620)).
10.20**	Griffon Corporation 2011 Equity Incentive Plan, amended as of January 30, 2013 (Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-06620)).
10.21**
Form of Award Agreement for Restricted Share Award under Griffon Corporation 2011 Equity Incentive Plan (Exhibit 99.2 to the Current Report on Form 8-K filed February 9, 2011 (Commission File No. 1-06620)).

10.22**	Griffon Corporation 2011 Performance Bonus Plan (Exhibit 99.3 to the Current Report on Form 8-K filed February 9, 2011 (Commission File No. 1-06620)).
10.23**
Amendment No.1 to Employment Agreement made as of February 3, 2011 by and between Griffon Corporation and Ronald J. Kramer (Exhibit 99.4 to the Current Report on Form 8-K filed February 9, 2011 (Commission File No. 1-06620)).

10.24
Second Amended and Restated Credit Agreement, dated as of March 13, 2015, by and among Griffon Corporation, JPMorgan Chase Bank, N.A., as administrative agent, Deutsche Bank Securities Inc., as syndication agent, Wells Fargo Bank, National Association, Citizens Bank, National Association and HSBC Bank USA, N.A., as co-documentation agents, and the other lenders party thereto (Exhibit 99.1 to the Current Report on Form 8-K filed March 16, 2015 (Commission File No. 1-06620)).

10.25
Guarantee and Collateral Agreement, dated as of March 18, 2011, by Griffon Corporation and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 99.3 to the Current Report on Form 8-K filed March 18, 2011 (Commission File No. 1-06620)).

10.26
Amendment, dated as of March 28, 2013, to Guarantee and Collateral Agreement, dated as of March 18, 2011, by Griffon Corporation and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 99.2 to the Current Report on Form 8-K filed April 1, 2013 (Commission File No. 1-06620)).

10.27**
Amended and Restated Restricted Share Award letter made as of January 10, 2012 by and between Griffon Corporation and Ronald J. Kramer (Exhibit 99.1 to Current Report on Form 8-K filed January 10, 2012 (Commission File No. 1-06620)).

10.28**
Amended and Restated Restricted Share Award letter made as of January 10, 2012 by and between Griffon Corporation and Douglas J. Wetmore (Exhibit 99.2 to Current Report on Form 8-K filed January 10, 2012 (Commission File No. 1-06620)).

10.29**
Employment Agreement, dated December 7, 2012, by and between Griffon Corporation and Robert F. Mehmel (Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 (Commission File No. 1-06620)).

10.30**
Restricted Share Award letter made as of December 10, 2012, by and between Griffon Corporation and Robert F. Mehmel (Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 (Commission File No. 1-06620)).

10.31**
Consulting Agreement, dated December 11, 2012, by and between Griffon Corporation and Patrick L. Alesia (Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 (Commission File No. 1-06620)).

Exhibit No.
10.32**
Griffon Corporation 2011 Equity Incentive Plan, as amended and restated through January 30, 2014 (Exhibit A to the Registrant’s Proxy Statement relating to the 2014 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on December 20, 2013 (Commission File No. 1-06620)).

10.33**
Amendment No. 2 to Employment Agreement made as of December 12, 2013 by and between Griffon Corporation and Ronald J. Kramer (Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 (Commission File No. 1-06620))

10.34
Purchase Agreement, dated as of February 12, 2014, by and among Griffon Corporation, the Guarantors named therein and Deutsche Bank Securities Inc., as Representative of the several Initial Purchasers named therein (Exhibit 99.1 to Current Report on Form 8-K dated February 12, 2014 (Commission File No. 1-06620))

10.35**
Griffon Corporation Director Compensation Program, amended and restated as of January 29, 2015 (Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (Commission File No. 1-06620)).

10.36
Purchase Agreement, dated as of November 13, 2013, by and between G.S. Direct, L.L.C. and Griffon Corporation (Exhibit 10.43 to the Annual Report on form 10-K for the year ended September 30, 2014 (Commission File No. 1-06620)).

10.37
Letter agreement, dated November 12, 2014, by and between G.S. Direct, L.L.C and Griffon Corporation, amending that certain Purchase Agreement, dated as of November 13, 2013, by and between G.S. Direct, L.L.C. and Griffon Corporation. (Exhibit 10.44 to the Annual Report on form 10-K for the year ended September 30, 2014 (Commission File No. 1-06620)).

10.38**
Letter Agreement, dated January 28, 2015, between Griffon Corporation and Harvey R. Blau (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (Commission File No. 1-06620)).

10.39**	Offer Letter, dated June 1, 2015 between the Company and Brian G. Harris (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (Commission File No. 1-06620)).
10.40**	Severance Agreement, dated July 30, 2015 between the Company and Brian G. Harris (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (Commission File No. 1-06620)).
10.41**
Transition and Consulting Services Agreement between Griffon Corporation and Douglas J. Wetmore, dated June 1, 2015 (Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (Commission File No. 1-06620)).

10.42*
Letter agreement, dated November 12, 2015, by and between G.S. Direct, L.L.C and Griffon Corporation, amending that certain Purchase Agreement, dated as of November 13, 2013, by and between G.S. Direct, L.L.C. and Griffon Corporation as amended by the letter agreement dated November 12, 2014.

14.1	Code of Ethics for the Chairman and Chief Executive Officer and Senior Financial Officers (Exhibit 14.1 to Current Report on Form 8-K dated February 9, 2011).
14.2	Code of Business Conduct and Ethics (Exhibit 14.2 to Current Report on Form 8-K dated February 9, 2011).
21	Subsidiaries of the Registrant (Exhibit 21 to the Annual Report on Form 10-K for the year ended September 30, 2014 (Commission File No. 1-06620)).
23*	Consent of Grant Thornton LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 USC Section 1350.

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Document***

101.DEF	XBRL Taxonomy Extension Definitions Document***

101.LAB	XBRL Taxonomy Extension Labels Document***

101.PRE	XBRL Taxonomy Extension Presentation Document***

_______________________
*	Filed herewith. All other exhibits are incorporated herein by reference to the exhibit indicated in the parenthetical references.
**	Indicates a management contract or compensatory plan or arrangement.
***	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”