Form 10-Q
period 2015-12-31
GRIFFON CORP
filed 2016-01-29
CIK 50725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended December 31, 2015

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

The number of shares of common stock outstanding at December 31, 2015 was 48,083,859.

Griffon Corporation and Subsidiaries

Part I – Financial Information
Item 1 – Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited)
	December 31, 2015	September 30, 2015
CURRENT ASSETS
Cash and equivalents	$49,968	$52,001
Accounts receivable, net of allowances of $5,156 and $5,342	205,882	218,755
Contract costs and recognized income not yet billed, net of progress payments of $17,517 and $16,467	122,923	103,895
Inventories, net	334,462	325,809
Prepaid and other current assets	56,826	55,086
Assets of discontinued operations	1,360	1,316
Total Current Assets	771,421	756,862
PROPERTY, PLANT AND EQUIPMENT, net	376,110	379,972
GOODWILL	356,412	356,241
INTANGIBLE ASSETS, net	211,472	213,837
OTHER ASSETS	25,198	22,346
ASSETS OF DISCONTINUED OPERATIONS	2,576	2,175
Total Assets	$1,743,189	$1,731,433

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$15,189	$16,593
Accounts payable	166,835	199,811
Accrued liabilities	96,524	104,997
Liabilities of discontinued operations	2,033	2,229
Total Current Liabilities	280,581	323,630
LONG-TERM DEBT, net	886,028	826,976
OTHER LIABILITIES	144,567	146,923
LIABILITIES OF DISCONTINUED OPERATIONS	3,634	3,379
Total Liabilities	1,314,810	1,300,908
COMMITMENTS AND CONTINGENCIES - See Note 18
SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	428,379	430,525
Total Liabilities and Shareholders’ Equity	$1,743,189	$1,731,433

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION
(in thousands)	SHARES	PAR VALUE			SHARES	COST			Total
Balance at September 30, 2015	79,080	$19,770	$518,485	$454,548	30,737	$(436,559)	$(91,188)	$(34,531)	$430,525
Net income	—	—	—	8,596	—	—	—	—	8,596
Dividend	—	—	—	(2,281)	—	—	—	—	(2,281)
Tax effect from exercise/vesting of equity awards, net	—	—	2,291	—	—	—	—	—	2,291
Amortization of deferred compensation	—	—	—	—	—	—	—	688	688
Common stock issued	14	3	(3)	—	—	—	—	—	—
Common stock acquired	—	—	—	—	619	(10,910)	—	—	(10,910)
Common stock issued for equity awards, net	346	86	(86)	—	—	—	—	—	—
ESOP allocation of common stock	—	—	382	—	—	—	—	—	382
Stock-based compensation	—	—	3,066	—	—	—	—	—	3,066
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3,978)	—	(3,978)
Balance at December 31, 2015	79,440	$19,859	$524,135	$460,863	31,356	$(447,469)	$(95,166)	$(33,843)	$428,379

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,
	2015	2014
Revenue	$494,149	$502,160
Cost of goods and services	378,044	384,171
Gross profit	116,105	117,989

Selling, general and administrative expenses	91,299	93,896

Income from operations	24,806	24,093

Other income (expense)
Interest expense	(12,023)	(11,754)
Interest income	11	117
Other, net	555	(451)
Total other expense, net	(11,457)	(12,088)

Income before taxes	13,349	12,005
Provision for income taxes	4,753	4,534
Net income	$8,596	$7,471

Basic income per common share	$0.20	$0.16
Weighted-average shares outstanding	41,968	46,310

Diluted income per common share	$0.19	$0.16
Weighted-average shares outstanding	45,384	48,136

Dividends paid per common share	$0.05	$0.04

Net income	$8,596	$7,471
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(3,349)	(15,500)
Pension and other post retirement plans	386	353
Cash flow hedge	(1,015)	(74)
Change in available-for-sale securities	—	(962)
Total other comprehensive income (loss), net of taxes	(3,978)	(16,183)
Comprehensive income (loss), net	$4,618	$(8,712)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,596	$7,471

Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization	17,084	17,260
Stock-based compensation	3,066	2,577
Provision for losses on accounts receivable	(24)	156
Amortization of debt discounts and issuance costs	1,671	1,634
Deferred income taxes	2,763	1,501
(Gain) loss on sale/disposal of assets and investments	(77)	171
Change in assets and liabilities, net of assets and liabilities acquired:
(Increase) decrease in accounts receivable and contract costs and recognized income not yet billed	(6,106)	24,824
Increase in inventories	(9,080)	(32,658)
(Increase) decrease in prepaid and other assets	316	(2,177)
Decrease in accounts payable, accrued liabilities and income taxes payable	(38,324)	(30,051)
Other changes, net	519	1,242
Net cash used in operating activities	(19,596)	(8,050)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(25,018)	(18,921)
Investment in unconsolidated joint venture	(2,726)	—
Proceeds from sale of assets	484	107
Investment sales	715	—
Net cash used in investing activities	(26,545)	(18,814)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(2,281)	(1,910)
Purchase of shares for treasury	(10,910)	(13,170)
Proceeds from long-term debt	79,874	10,279
Payments of long-term debt	(24,126)	(11,295)
Change in short-term borrowings	(147)	(1,201)
Financing costs	—	(29)
Tax benefit from exercise/vesting of equity awards, net	2,291	342
Other, net	104	102
Net cash provided by (used in) financing activities	44,805	(16,882)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities	(387)	(380)
Net cash used in discontinued operations	(387)	(380)

Effect of exchange rate changes on cash and equivalents	(310)	(1,713)

NET DECREASE IN CASH AND EQUIVALENTS	(2,033)	(45,839)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	52,001	92,405
CASH AND EQUIVALENTS AT END OF PERIOD	$49,968	$46,566
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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements. As such, they should be read with reference to Griffon’s Annual Report on Form 10-K for the year ended September 30, 2015, which provides a more complete explanation of Griffon’s accounting policies, financial position, operating results, business properties and other matters. In the opinion of management, these financial statements reflect all adjustments considered necessary for a fair statement of interim results. Griffon’s HBP operations are seasonal; for this and other reasons, the financial results of the Company for any interim period are not necessarily indicative of the results for the full year.

The condensed consolidated balance sheet information at September 30, 2015 was derived from the audited financial statements included in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2015.

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

Certain amounts in the prior year may have been reclassified to conform to current year presentation.

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

The fair values of Griffon’s 2022 senior notes and 2017, 4% convertible notes approximated $570,000 and $128,375, respectively, on December 31, 2015. Fair values were based upon quoted market prices (level 1 inputs).

Insurance contracts with values of $3,038 at December 31, 2015, are measured and recorded at fair value based upon quoted prices in active markets for similar assets (level 2 inputs) and are included in Prepaid and other current assets on the Consolidated Balance Sheets.

Items Measured at Fair Value on a Recurring Basis

At December 31, 2015, trading securities, measured at fair value based on quoted prices in active markets for similar assets (level 2 inputs), with a fair value of $1,191 ($1,000 cost basis) were included in Prepaid and other current assets on the Consolidated Balance Sheets. Realized and unrealized gains and losses on trading securities, and realized gains and losses on available-for-sale securities are included in Other income in the Consolidated Statements of Operations and Comprehensive Income (Loss).

In the normal course of business, Griffon’s operations are exposed to the effect of changes in foreign currency exchange rates. To manage these risks, Griffon may enter into various derivative contracts such as foreign currency exchange contracts, including forwards and options. During 2016, Griffon entered into several such contracts in order to lock into a foreign currency rate for planned settlements of trade and inter-company liabilities payable in US dollars.

At December 31, 2015, Griffon had $24,401 of Australian dollar contracts at a weighted average rate of $1.375, which qualified for hedge accounting. These hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in Other comprehensive income (loss) and Prepaid and other current assets, or Accrued liabilities, until settlement. Upon settlement, gains and losses are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Cost of goods and services. Accumulated other comprehensive income (loss) included deferred losses of $512 ($333, net of tax) at December 31, 2015 and gains of $404 were recorded in COGS during the quarter ended December 31, 2015 for all settled contracts. All contracts expire in 31 to 270 days.

At December 31, 2015, Griffon had $5,300 of Canadian dollar contracts at a weighted average rate of $1.38. The contracts, which protect Canadian operations from currency fluctuations for U.S. dollar based purchases, do not qualify for hedge accounting. As of December 31, 2015, a fair value gain of $101 was recorded in Other assets and to Other income for the outstanding contracts, based on similar contract values (level 2 inputs). All contracts expire in 29 to 270 days.

NOTE 3 – ACQUISITIONS AND INVESTMENTS

In December 2015, Telephonics invested an additional $2,726 increasing its equity stake from 26% to 49% in Mahindra Telephonics Integrated Systems (MTIS), a joint venture with Mahindra Defence Systems, a Mahindra Group Company. MTIS is an aerospace and defense manufacturing and development facility in Prithla, India. This investment is accounted for using the equity method.

On April 16, 2015, AMES acquired the assets of an operational wood mill in Champion, PA from the Babcock Lumber Company for $2,225. The purchase price was preliminarily allocated to property, plant and equipment. The wood mill secures wood supplies, lowers overall production costs and mitigates risk associated with manufacturing handles for wheelbarrows and long-handled tools.

NOTE 4 – INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out or average) or market.

The following table details the components of inventory:

	At December 31, 2015	At September 30, 2015
Raw materials and supplies	$81,022	$91,973
Work in process	74,023	70,811
Finished goods	179,417	163,025
Total	$334,462	$325,809

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

The following table details the components of property, plant and equipment, net:

	At December 31, 2015	At September 30, 2015
Land, building and building improvements	$128,830	$131,546
Machinery and equipment	755,939	747,194
Leasehold improvements	46,201	47,465
	930,970	926,205
Accumulated depreciation and amortization	(554,860)	(546,233)
Total	$376,110	$379,972
Depreciation and amortization expense for property, plant and equipment was $15,209 and $15,279 for the quarters ended December 31, 2015 and 2014, respectively. Depreciation included in SG&A expenses was $3,157 and $3,170 for the quarters ended December 31, 2015 and 2014, respectively. Remaining components of depreciation, attributable to manufacturing operations, are included in Cost of goods and services.

No event or indicator of impairment occurred during the three months ended December 31, 2015, which would require additional impairment testing of property, plant and equipment.

NOTE 6 – GOODWILL AND OTHER INTANGIBLES

The following table provides changes in the carrying value of goodwill by segment during the three months ended December 31, 2015:

	At September 30, 2015	Other adjustments including currency translations	At December 31, 2015
Home & Building Products	$285,825	$753	$286,578
Telephonics	18,545	—	18,545
PPC	51,871	(582)	51,289
Total	$356,241	$171	$356,412

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	At December 31, 2015			At September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$167,816	$41,226	25	$168,560	$39,755
Unpatented technology	6,121	3,675	13	6,107	3,525
Total amortizable intangible assets	173,937	44,901		174,667	43,280
Trademarks	82,436	—		82,450	—
Total intangible assets	$256,373	$44,901		$257,117	$43,280

Amortization expense for intangible assets was $1,875 and $1,981 for the quarters ended December 31, 2015 and 2014, respectively.

No event or indicator of impairment occurred during the three months ended December 31, 2015, which would require impairment testing of long-lived intangible assets including goodwill.

NOTE 7 – INCOME TAXES

The effective tax rate for the quarter ended December 31, 2015 was 35.6% compared to 37.8% in the comparable prior year quarter. The current and prior year tax rates reflect the impact of permanent differences not deductible in determining taxable income, changes in earnings mix between domestic and non-domestic operations, and tax reserves.

The quarter ended December 31, 2015 included net tax benefits of $399 from discrete items primarily resulting from the retroactive extension of the federal R&D credit signed into law December 18, 2015. The comparable prior year quarter included $349 of discrete provisions that resulted from the provision for taxes on repatriation of foreign earnings, partially offset by the benefit of the retroactive extension of the federal R&D credit signed into law December 19, 2014, and release of a valuation allowance.

Excluding discrete items, the effective tax rate for the quarter ended December 31, 2015 was 38.6% compared to 34.9% in the comparable prior year quarter.

NOTE 8 – LONG-TERM DEBT

		At December 31, 2015					At September 30, 2015
		Outstanding Balance	Original Issuer Discount	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate (1)	Outstanding Balance	Original Issuer Discount	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate (1)
Senior notes due 2022	(a)	$600,000	$—	$(7,942)	$592,058	5.25%	$600,000	$—	$(8,264)	$591,736	5.25%
Revolver due 2020	(b)	95,000	—	(1,914)	93,086	n/a	35,000	—	(2,049)	32,951	n/a
Convert. debt due 2017	(c)	100,000	(4,546)	(480)	94,974	4.00%	100,000	(5,594)	(571)	93,835	4.00%
Real estate mortgages	(d)	31,742	—	(458)	31,284	n/a	32,280	—	(470)	31,810	n/a
ESOP Loans	(e)	36,194	—	(207)	35,987	n/a	36,744	—	(224)	36,520	n/a
Capital lease - real estate	(f)	7,261	—	(150)	7,111	5.00%	7,524	—	(156)	7,368	5.00%
Non U.S. lines of credit	(g)	5,553	—	(12)	5,541	n/a	8,934	—	(3)	8,931	n/a
Non U.S. term loans	(g)	37,801	—	(265)	37,536	n/a	39,142	—	(299)	38,843	n/a
Other long term debt	(h)	3,640	—	—	3,640	n/a	1,575	—	—	1,575	n/a
Totals		917,191	(4,546)	(11,428)	901,217		861,199	(5,594)	(12,036)	843,569
less: Current portion		(15,189)	—	—	(15,189)		(16,593)	—	—	(16,593)
Long-term debt		$902,002	$(4,546)	$(11,428)	$886,028		$844,606	$(5,594)	$(12,036)	$826,976

		Three Months Ended December 31, 2015					Three Months Ended December 31, 2014
		Effective Interest Rate (1)	Cash Interest	Amort. Debt Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate (1)	Cash Interest	Amort. Debt Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2022	(a)	5.4%	7,875	—	322	8,197	0.054	7,875	—	322	8,197
Revolver due 2020	(b)	n/a	571	—	115	686	n/a	338	—	158	496
Convert. debt due 2017	(c)	9.0%	1,000	1,048	111	2,159	9.0%	1,000	962	111	2,073
Real estate mortgages	(d)	3.3%	151	—	12	163	3.9%	124	—	36	160
ESOP Loans	(e)	3.0%	256	—	18	274	2.8%	260	—	17	277
Capital lease - real estate	(f)	5.4%	93	—	6	99	5.3%	106	—	6	112
Non U.S. lines of credit	(g)	n/a	259	—	24	283	n/a	141	—	—	141
Non U.S. term loans	(g)	n/a	284	—	13	297	n/a	388	—	16	404
Other long term debt	(h)	n/a	19	—	—	19	n/a	31	—	—	31
Capitalized interest			(156)	—	2	(154)		(143)	—	6	(137)
Totals			$10,352	$1,048	$623	$12,023		$10,120	$962	$672	$11,754
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

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On June 18, 2014, Griffon exchanged all of the Senior Notes for substantially identical Senior Notes registered under the Securities Act of 1933 via an exchange offer. The fair value of the Senior Notes approximated $570,000 on December 31, 2015 based upon quoted market prices (level 1 inputs).

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

(b)
On March 13, 2015, Griffon amended its Revolving Credit Facility (the “Credit Agreement”) to increase the credit facility from $225,000 to $250,000, extend its maturity date from March 28, 2019 to March 13, 2020 and modify certain other provisions of the facility. The facility includes a letter of credit sub-facility with a limit of $50,000 (decreased from $60,000), and a multi-currency sub-facility of $50,000. The Credit Agreement provides for same day borrowings of base rate loans in lieu of a swing line sub-facility. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility, or the occurrence or event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, in each case without a floor, plus an applicable margin, which adjusts based on financial performance. Current margins are 1.00% for base rate loans and 2.00% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants, and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. The Credit Agreement also has a minimum liquidity covenant that requires cash and available borrowings under the Credit Agreement in the aggregate to equal or exceed $100,000 during the six month period prior to maturity of the 2017 Notes (which mature on January 15, 2017); such covenant will no longer apply after payment in full of the 2017 Notes. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors and a pledge of not greater than 65% of the equity interest in each of Griffon’s material, first-tier foreign subsidiaries (except that a lien on the assets of Griffon's material domestic subsidiaries securing a limited amount of the debt under the credit agreement relating to Griffon's Employee Stock Ownership Plan ("ESOP") ranks pari passu with the lien granted on such assets under the Credit Agreement; see footnote (e) below). At December 31, 2015, outstanding borrowings and standby letters of credit were $95,000 and $15,922, respectively, under the Credit Agreement; $139,078 was available, subject to certain covenants, for borrowing at that date.

(c)
On December 21, 2009, Griffon issued $100,000 principal of 4% convertible subordinated notes due 2017 (the “2017 Notes”). The current conversion rate of the 2017 Notes is 69.3811 shares of Griffon’s common stock per $1 principal amount of notes, corresponding to a conversion price of $14.41 per share. Prior to July 15, 2016, if for at least 20 trading days out of the last 30 trading days during any fiscal quarter the closing price of Griffon's common stock is 130% or greater than the conversion price on each such trading day, then at any time during the immediately subsequent fiscal quarter any holder has the option to convert such holder's notes (and the Company is required to notify the trustee under the notes, and the holders of the notes, that this condition to conversion has been met). At any time on or after July 15, 2016, any holder has the option to convert such holder's notes into shares of Griffon common stock. Griffon has the intent and ability to settle the principal component of any conversion of notes in cash. When a cash dividend is declared that would result in an adjustment to the conversion ratio of less than 1%, any adjustment to the conversion ratio is deferred until the first to occur of (i) actual conversion; (ii) the 42nd trading day prior to maturity of the notes; and (iii) such time as the cumulative adjustment equals or exceeds 1%. As of December 31, 2015, aggregate dividends since the last conversion price adjustment of $0.13 per share would have resulted in an adjustment to the conversion ratio of approximately 0.77%. At both December 31, 2015 and 2014, the 2017 Notes had a capital in excess of par component, net of tax, of $15,720. The fair value of the 2017 Notes approximated $128,375 on December 31, 2015 based upon quoted market prices (level 1 inputs). These notes are classified as long term debt as Griffon has the intent and ability to refinance the principal amount of the notes, including with borrowings under the Credit Agreement.

(d)
In September 2015, Griffon entered into a $32,280 mortgage loan secured by four properties occupied by Griffon's subsidiaries, refinancing two existing real estate mortgages and providing new mortgages on two existing real estate properties. The loans mature in September 2025, are collateralized by the specific properties financed and are guaranteed by Griffon. The loans bear interest at a rate of LIBOR plus 1.50%. At December 31, 2015, $31,284 was outstanding, net of issuance costs.

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

(g)
In September 2015, Clopay Europe GMBH (“Clopay Europe”) entered into a EUR 5,000 ($5,463 as of December 31, 2015) revolving credit facility and a EUR 15,000 ($16,389 as of December 31, 2015) term loan. The term loan is payable in twelve quarterly installments of EUR 1,250, bears interest at a fixed rate of 2.5% and matures in September 2018. The revolving facility matures in November 2016, but is renewable upon mutual agreement with the bank. The revolving credit facility accrues interest at EURIBOR plus 1.75% per annum (1.75% at December 31, 2015). The revolver and the term loan are both secured by substantially all of the assets of Clopay Europe and its subsidiaries. Griffon guarantees the revolving facility and term loan. The term loan had an outstanding balance of EUR 13,750 ($15,023) and the revolver had no borrowings outstanding at December 31, 2015. Clopay Europe is required to maintain a certain minimum equity to assets ratio and is subject to a maximum debt leverage ratio (defined as the ratio of total debt to EBITDA).

Clopay do Brazil maintains lines of credit of R$12,800 ($3,278 as of December 31, 2015). Interest on borrowings accrues at a rate of Brazilian CDI plus 6.0% (20.14% at December 31, 2015). At December 31, 2015 there was approximately R$7,083 ($1,814 as of December 31, 2015) borrowed under the lines. PPC guarantees the loan and lines.

In November 2012, Garant G.P. (“Garant”) entered into a CAD $15,000 revolving credit facility.  The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (1.73% LIBOR USD and 2.16% Bankers Acceptance Rate CDN as of December 31, 2015). The revolving facility matures in October 2016. Garant is required to maintain a certain minimum equity.  At December 31, 2015, there was CAD $5,184 ($3,739 as of December 31, 2015) borrowed under the revolving credit facility with CAD $9,816 ($7,079 as of December 31, 2015) available for borrowing.

In December 2013 and May 2014, Griffon Australia Holdings Pty Ltd (formerly known as Northcote Holdings Australia Pty Ltd) entered into two unsecured term loans in the outstanding amounts of AUD 12,500 and AUD 20,000. The AUD 12,500 term loan requires quarterly interest payments with principal due upon maturity in December 2016. The AUD 20,000 term loan requires quarterly principal payments of AUD 625, with a balloon payment due upon maturity in May 2017. The loans accrue interest at Bank Bill Swap Bid Rate “BBSY” plus 2.8% per annum (4.86% at December 31, 2015 for each loan). As of December 31, 2015, Griffon had an outstanding combined balance of AUD 31,249 ($22,778 as of December 31, 2015) on the term loans, net of issuance costs.

A subsidiary of Northcote Holdings Pty Ltd also maintains a line of credit of AUD 5,000 ($3,644 as of December 31, 2015),which accrues interest at BBSY plus 2.50% per annum (4.56% at December 31, 2015). At December 31, 2015, there were no outstanding borrowings under the line. The assets of a subsidiary of Northcote Holdings Pty Ltd secures the AUD 5,000 line of credit.

(h)	Other long-term debt primarily consists of capital leases.
At December 31, 2015, Griffon and its subsidiaries were in compliance with the terms and covenants of all credit and loan agreements.

NOTE 9 — SHAREHOLDERS’ EQUITY

During the first quarter of 2016, the Board of Directors approved a quarterly cash dividend of $0.05 per share, paid on December 23, 2015 to shareholders of record as of close of business on December 3, 2015. During 2015, the Company paid quarterly cash dividends of $0.04 per share, totaling $0.16 per share for the year. Dividends paid on allocated shares in the ESOP were used to pay down the ESOP loan and recorded as a reduction in expense. A dividend payable was established for the holders of restricted stock and restricted stock units (collectively, "restricted share awards"); such dividends will be released upon vesting of the underlying restricted share awards.

On January 28, 2016, the Board of Directors declared a quarterly cash dividend of $0.05 per share, payable on March 23, 2016 to shareholders of record as of the close of business on February 25, 2016.

Compensation expense for restricted share awards is recognized ratably over the required service period based on the fair value of the grant, calculated as the number of shares granted multiplied by the stock price on the date of grant and, for performance shares, the likelihood of achieving the performance criteria. Compensation cost related to stock-based awards with graded vesting, generally over a period of three to four years, is recognized using the straight-line attribution method and recorded within SG&A expenses.

On January 29, 2016, shareholders approved the Griffon Corporation 2016 Equity Incentive Plan ("Incentive Plan") under which awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, restricted stock units, deferred shares and other stock-based awards may be granted. Options granted under the Incentive Plan may be either “incentive stock options” or nonqualified stock options, generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The maximum number of shares of common stock available for award under the Incentive Plan is 2,350,000 (600,000 of which may be issued as incentive stock options), plus (i) any shares reserved for issuance under the 2011 Equity Incentive Plan as of the effective date of the Incentive Plan, and (ii) any shares underlying awards outstanding on such effective date under the 2011 Incentive Plan that are subsequently canceled or forfeited (as of December 31, 2015, 53,246 shares were available for grant under the 2011 Incentive Plan).

All grants outstanding under former equity plans will continue under their terms; no additional awards will be granted under such former plans.

During the first quarter of 2016, Griffon granted 372,243 shares of restricted stock and restricted stock units with a vesting period of three years, subject to certain performance conditions, with a total fair value of $6,425, or a weighted average fair value of $17.26 per share.

For the quarters ended December 31, 2015 and 2014, stock based compensation expense totaled $3,066 and $2,577, respectively.

During the quarter ended December 31, 2015, 186,539 shares, with a market value of $3,552 or $19.04 per share, respectively, were withheld to settle employee taxes due to the vesting of restricted stock, and were added to treasury.

On January 29, 2016, Griffon granted 605,000 shares of restricted stock to two senior executives with a vesting period of four years and a two year post-vesting holding period, subject to the achievement of certain absolute and relative performance conditions relating to the price of Griffon’s common stock. So long as the minimum performance condition is attained, the amount of shares that can vest will range from 220,000 to 605,000.  The total fair value of these restricted shares is approximately $5,000.

On March 20 2015, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock; on July 29, 2015, an additional $50,000 was authorized. Under both programs, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During the quarter ended December 31, 2015, Griffon purchased 432,419 shares of common stock under both the May 2014 and March 2015 programs, for a total of $7,230 or $16.72 per share. As of December 31, 2015, $50,696 in the aggregate remains under the March 2015 and July 2015 Board authorizations.

From August 2011 to December 31, 2015, Griffon repurchased 12,739,196 shares of common stock, for a total of $160,362 or $12.59 per share, under Board authorized repurchase programs.

In addition to repurchases under Board authorized programs, on December 10, 2013, Griffon repurchased 4,444,444 shares of its common stock for $50,000, or $11.25 per share, from GS Direct, L.L.C. (“GS Direct”), an affiliate of The Goldman Sachs Group, Inc. Subject to certain exceptions, if GS Direct intends to sell its remaining shares of Griffon common stock at any time prior to December 31, 2016, it will first negotiate in good faith to sell such shares to the Company.

NOTE 10 – EARNINGS PER SHARE (EPS)

Basic EPS (and diluted EPS in periods when a loss exists) was calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS was calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with stock based compensation and upon the settlement of the 2017 Convertible notes. In the quarter ended December 31, 2015, the 2017 Notes were anti-dilutive due to the conversion price being greater than the weighted-average stock price during the periods presented.

The following table is a reconciliation of the share amounts (in thousands) used in computing earnings per share:

	Three Months Ended December 31,
	2015	2014
Weighted average shares outstanding - basic	41,968	46,310
Incremental shares from stock based compensation	2,195	1,826
Convertible debt due 2017	1,221	—

Weighted average shares outstanding - diluted	45,384	48,136

Anti-dilutive options excluded from diluted EPS computation	419	582

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

•	Telephonics develops, designs and manufactures high-technology integrated information, communication and sensor system solutions for military and commercial markets worldwide.

•	PPC is an international leader in the development and production of embossed, laminated and printed specialty plastic films used in a variety of hygienic, health-care and industrial applications.
Information on Griffon’s reportable segments is as follows:

	For the Three Months Ended December 31,
REVENUE	2015	2014
Home & Building Products:
AMES	$118,290	$133,110
CBP	142,908	138,600
Home & Building Products	261,198	271,710
Telephonics	109,037	90,658
PPC	123,914	139,792
Total consolidated net sales	$494,149	$502,160
The following table reconciles segment operating profit to income before taxes:

	For the Three Months Ended December 31,
INCOME (LOSS) BEFORE TAXES	2015	2014
Segment operating profit:
Home & Building Products	$21,159	$16,369
Telephonics	7,813	7,517
PPC	6,017	8,020
Total segment operating profit	34,989	31,906
Net interest expense	(12,012)	(11,637)
Unallocated amounts	(9,628)	(8,264)
Income before taxes	$13,349	$12,005

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

The following table provides a reconciliation of Segment adjusted EBITDA to Income (loss) before taxes:

	For the Three Months Ended December 31,
	2015	2014
Segment adjusted EBITDA:
Home & Building Products	$29,829	$24,470
Telephonics	10,344	10,032
PPC	11,785	14,551
Total Segment adjusted EBITDA	51,958	49,053
Net interest expense	(12,012)	(11,637)
Segment depreciation and amortization	(16,969)	(17,147)
Unallocated amounts	(9,628)	(8,264)
Income before taxes	$13,349	$12,005

Unallocated amounts typically include general corporate expenses not attributable to a reportable segment.

	For the Three Months Ended December 31,
DEPRECIATION and AMORTIZATION	2015	2014
Segment:
Home & Building Products	$8,670	$8,101
Telephonics	2,531	2,515
PPC	5,768	6,531
Total segment depreciation and amortization	16,969	17,147
Corporate	115	113
Total consolidated depreciation and amortization	$17,084	$17,260

CAPITAL EXPENDITURES
Segment:
Home & Building Products	$17,280	$10,261
Telephonics	1,280	969
PPC	6,404	7,679
Total segment	24,964	18,909
Corporate	54	12
Total consolidated capital expenditures	$25,018	$18,921

ASSETS	At December 31, 2015	At September 30, 2015
Segment assets:
Home & Building Products	$1,052,909	$1,034,032
Telephonics	300,622	302,560
PPC	338,536	343,519
Total segment assets	1,692,067	1,680,111
Corporate	47,186	47,831
Total continuing assets	1,739,253	1,727,942
Assets of discontinued operations	3,936	3,491
Consolidated total	$1,743,189	$1,731,433

NOTE 12 – DEFINED BENEFIT PENSION EXPENSE

Defined benefit pension expense (income) was as follows:

	Three Months Ended December 31,
	2015	2014
Interest cost	$2,080	$2,207
Expected return on plan assets	(2,916)	(2,932)
Amortization:
Prior service cost	4	4
Recognized actuarial loss	590	541
Net periodic expense (income)	$(242)	$(180)

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS
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
In November 2015, the FASB issued guidance on simplifying the presentation of deferred income taxes, requiring deferred income tax liabilities and assets to be classified as non-current in the statement of financial position. This guidance may be applied retrospectively or prospectively to all annual and interim periods presented and is effective for the Company beginning in fiscal 2018; implementation of this guidance is not expected to have a material effect on the Company’s financial condition or results of operations.

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

NOTE 14 – DISCONTINUED OPERATIONS

The following amounts related to the Installation Services segment, discontinued in 2008, and other businesses discontinued several years ago, which have been segregated from Griffon’s continuing operations, and are reported as assets and liabilities of discontinued operations in the condensed consolidated balance sheets:

	At December 31, 2015	At September 30, 2015
Assets of discontinued operations:
Prepaid and other current assets	$1,360	$1,316
Other long-term assets	2,576	2,175
Total assets of discontinued operations	$3,936	$3,491

Liabilities of discontinued operations:
Accrued liabilities, current	$2,033	$2,229
Other long-term liabilities	3,634	3,379
Total liabilities of discontinued operations	$5,667	$5,608

There was no Installation Services revenue or income for the three months ended December 31, 2015 or 2014.

NOTE 15 – OTHER EXPENSE

For the quarters ended December 31, 2015 and 2014, Other income (expense) included $431 and ($540), respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $192 and $46, respectively, of net investment income.

NOTE 16 – WARRANTY LIABILITY

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

Changes in Griffon’s warranty liability, included in Accrued liabilities, were as follows:

	Three Months Ended December 31,
	2015	2014
Balance, beginning of period	$4,756	$4,935
Warranties issued and changes in estimated pre-existing warranties	917	948
Actual warranty costs incurred	(895)	(975)
Balance, end of period	$4,778	$4,908

NOTE 17 – OTHER COMPREHENSIVE INCOME (LOSS)

The amounts recognized in other comprehensive income (loss) were as follows:

	Three Months Ended December 31, 2015			Three Months Ended December 31, 2014
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(3,349)	$—	$(3,349)	$(15,500)	$—	$(15,500)
Pension and other defined benefit plans	594	(208)	386	545	(192)	353
Cash flow hedge	(1,450)	435	(1,015)	(113)	39	(74)
Available-for-sale securities	$—	$—	$—	$(1,515)	$553	$(962)
Total other comprehensive income (loss)	$(4,205)	$227	$(3,978)	$(16,583)	$400	$(16,183)

The components of Accumulated other comprehensive income (loss) are as follows:

	December 31, 2015	September 30, 2015
Foreign currency translation adjustments	$(63,527)	$(60,178)
Pension and other defined benefit plans	(31,306)	(31,692)
Cash flow hedge	(333)	682
	$(95,166)	$(91,188)

Amounts reclassified from accumulated other comprehensive income (loss) to income (loss) were as follows:

	For the Three Months Ended December 31,
Gain (Loss)	2015	2014
Pension amortization	$(594)	$(545)
Cash flow hedges	405	113
Total gain (loss)	(189)	(432)
Tax benefit (expense)	87	153
Total	$(102)	$(279)

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

Union Fork and Hoe, Frankfort, NY site. The former Union Fork and Hoe property in Frankfort, NY was acquired by Ames in 2006 as part of a larger acquisition, and has historic site contamination involving chlorinated solvents, petroleum hydrocarbons and metals. AMES has entered into an Order on Consent with the New York State Department of Environmental Conservation. While the Order is without admission or finding of liability or acknowledgment that there has been a release of hazardous substances at the site, AMES is required to perform a remedial investigation of certain portions of the property and to recommend a remediation option. At the conclusion of the remediation phase to the satisfaction of the DEC, the DEC will issue a Certificate of Completion. AMES has performed significant investigative and remedial activities in the last few years under work plans approved by the DEC, and the DEC recently approved the final remedial investigation report. AMES is now required to submit a Feasibility Study investigating four remedial options, and expects to do so in calendar 2016. The DEC is expected to issue a Record of Decision approving the selection of a remedial alternative in calendar 2016. Implementation of the selected remedial alternative is expected to occur in 2017. AMES has a number of defenses to liability in this matter, including its rights under a Consent Judgment entered into between the DEC and a predecessor of AMES relating to the site.

U.S. Government investigations and claims

Defense contracts and subcontracts, including Griffon’s contracts and subcontracts, are subject to audit and review by various agencies and instrumentalities of the United States government, including among others, the Defense Contract Audit Agency (“DCAA”), the Defense Criminal Investigative Service (“DCIS”), and the Department of Justice ("DOJ") which has responsibility for asserting claims on behalf of the U.S. government. In addition to ongoing audits, Griffon is currently in discussions with the civil division of the U.S. Department of Justice regarding certain amounts the civil division has indicated it believes it is owed from Griffon with respect to certain U.S. government contracts in which Griffon acted as a subcontractor. No claim has been asserted against Griffon in connection with this matter, and Griffon believes that it does not have a material financial exposure in connection with this matter.

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

Operating Leases

Griffon rents property and equipment under operating leases expiring at various dates. Most of the real property leases have escalation clauses related to increases in real property taxes. Rent expense for all operating leases totaled approximately $7,333 and $7,762 for the three months ending December 31, 2015 and 2014, respectively. Aggregate future minimum lease payments for operating leases at December 31, 2015 are $26,145 in 2016, $20,391 in 2017, $17,666 in 2018, $14,609 in 2019, $10,005 in 2020 and $9,294 thereafter.

NOTE 19 — CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the domestic assets of Clopay Building Products Company, Inc., Clopay Plastic Products Company, Inc., Telephonics Corporation, The AMES Companies, Inc., ATT Southern, Inc. and Clopay Ames True Temper Holding Corp., all of which are indirectly 100% owned by Griffon. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act of 1933, presented below are condensed consolidating financial information as of December 31, 2015 and September 30, 2015 and for the three months ended December 31, 2015 and 2014. The financial information may not necessarily be indicative of the results of operations or financial position of the guarantor companies or non-guarantor companies had they operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly-owned subsidiaries accounted for under the equity method.

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

CONDENSED CONSOLIDATING BALANCE SHEETS
At December 31, 2015

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CURRENT ASSETS
Cash and equivalents	$3,589	$12,108	$34,271	$—	$49,968
Accounts receivable, net of allowances	—	173,229	56,542	(23,889)	205,882
Contract costs and recognized income not yet billed, net of progress payments	—	122,655	268	—	122,923
Inventories, net	—	262,064	72,398	—	334,462
Prepaid and other current assets	20,530	28,850	11,782	(4,336)	56,826
Assets of discontinued operations	—	—	1,360	—	1,360
Total Current Assets	24,119	598,906	176,621	(28,225)	771,421
PROPERTY, PLANT AND EQUIPMENT, net	1,064	283,657	91,389	—	376,110
GOODWILL	—	284,875	71,537	—	356,412
INTANGIBLE ASSETS, net	—	151,299	60,173	—	211,472
INTERCOMPANY RECEIVABLE	575,596	974,449	273,821	(1,823,866)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	752,342	642,949	1,746,165	(3,141,456)	—
OTHER ASSETS	42,072	33,002	9,444	(59,320)	25,198
ASSETS OF DISCONTINUED OPERATIONS	—	—	2,576	—	2,576
Total Assets	$1,395,193	$2,969,137	$2,431,726	$(5,052,867)	$1,743,189
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$2,202	$2,287	$10,700	$—	$15,189
Accounts payable and accrued liabilities	33,681	185,267	68,020	(23,609)	263,359
Liabilities of discontinued operations	—		2,033	—	2,033
Total Current Liabilities	35,883	187,554	80,753	(23,609)	280,581

LONG-TERM DEBT, net	813,902	20,373	51,753	—	886,028
INTERCOMPANY PAYABLES	58,957	949,455	787,779	(1,796,191)	—
OTHER LIABILITIES	58,072	125,825	26,840	(66,170)	144,567
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	3,634	—	3,634
Total Liabilities	966,814	1,283,207	950,759	(1,885,970)	1,314,810
SHAREHOLDERS’ EQUITY	428,379	1,685,930	1,480,967	(3,166,897)	428,379
Total Liabilities and Shareholders’ Equity	$1,395,193	$2,969,137	$2,431,726	$(5,052,867)	$1,743,189

CONDENSED CONSOLIDATING BALANCE SHEETS
At September 30, 2015

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CURRENT ASSETS
Cash and equivalents	$2,440	$10,671	$38,890	$—	$52,001
Accounts receivable, net of allowances	—	178,830	61,772	(21,847)	218,755
Contract costs and recognized income not yet billed, net of progress payments	—	103,879	16	—	103,895
Inventories, net	—	257,929	67,880	—	325,809
Prepaid and other current assets	23,493	27,584	12,488	(8,479)	55,086
Assets of discontinued operations	—	—	1,316	—	1,316
Total Current Assets	25,933	578,893	182,362	(30,326)	756,862

PROPERTY, PLANT AND EQUIPMENT, net	1,108	286,854	92,010	—	379,972
GOODWILL	—	284,875	71,366	—	356,241
INTANGIBLE ASSETS, net	—	152,412	61,425	—	213,837
INTERCOMPANY RECEIVABLE	542,297	904,840	263,480	(1,710,617)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	745,262	644,577	1,740,889	(3,130,728)	—
OTHER ASSETS	41,774	30,203	9,959	(59,590)	22,346
ASSETS OF DISCONTINUED OPERATIONS	—	—	2,175	—	2,175
Total Assets	$1,356,374	$2,882,654	$2,423,666	$(4,931,261)	$1,731,433
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$2,202	$3,842	$10,549	$—	$16,593
Accounts payable and accrued liabilities	30,158	222,758	72,843	(20,951)	304,808
Liabilities of discontinued operations	—	—	2,229	—	2,229
Total Current Liabilities	32,360	226,600	85,621	(20,951)	323,630
LONG-TERM DEBT, net	752,839	17,116	57,021	—	826,976
INTERCOMPANY PAYABLES	76,477	831,345	775,120	(1,682,942)	—
OTHER LIABILITIES	64,173	126,956	28,428	(72,634)	146,923
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	3,379	—	3,379
Total Liabilities	925,849	1,202,017	949,569	(1,776,527)	1,300,908
SHAREHOLDERS’ EQUITY	430,525	1,680,637	1,474,097	(3,154,734)	430,525
Total Liabilities and Shareholders’ Equity	$1,356,374	$2,882,654	$2,423,666	$(4,931,261)	$1,731,433

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended December 31, 2015

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$389,260	$112,732	$(7,843)	$494,149
Cost of goods and services	—	298,384	87,896	(8,236)	378,044
Gross profit	—	90,876	24,836	393	116,105
Selling, general and administrative expenses	6,397	65,948	19,046	(92)	91,299
Total operating expenses	6,397	65,948	19,046	(92)	91,299

Income (loss) from operations	(6,397)	24,928	5,790	485	24,806

Other income (expense)
Interest income (expense), net	(2,256)	(7,789)	(1,967)	—	(12,012)
Other, net	193	1,016	(169)	(485)	555
Total other income (expense)	(2,063)	(6,773)	(2,136)	(485)	(11,457)
Income (loss) before taxes	(8,460)	18,155	3,654	—	13,349
Provision (benefit) for income taxes	(5,797)	8,817	1,733	—	4,753
Income (loss) before equity in net income of subsidiaries	(2,663)	9,338	1,921	—	8,596
Equity in net income (loss) of subsidiaries	11,259	1,929	9,338	(22,526)	—
Net income (loss)	$8,596	$11,267	$11,259	$(22,526)	$8,596

Net Income (loss)	$8,596	$11,267	$11,259	$(22,526)	$8,596
Other comprehensive income (loss), net of taxes	(3,978)	139	(4,117)	3,978	(3,978)
Comprehensive income (loss)	$4,618	$11,406	$7,142	$(18,548)	$4,618

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended December 31, 2014

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$378,114	$138,881	$(14,835)	$502,160
Cost of goods and services	—	289,370	108,274	(13,473)	384,171
Gross profit	—	88,744	30,607	(1,362)	117,989
Selling, general and administrative expenses	5,520	69,557	20,099	(1,280)	93,896
Income (loss) from operations	(5,520)	19,187	10,508	(82)	24,093
Other income (expense)
Interest income (expense), net	(1,904)	(7,427)	(2,306)	—	(11,637)
Other, net	46	1,295	(1,874)	82	(451)
Total other income (expense)	(1,858)	(6,132)	(4,180)	82	(12,088)
Income (loss) before taxes	(7,378)	13,055	6,328	—	12,005
Provision (benefit) for income taxes	(3,481)	7,737	278	—	4,534
Income (loss) before equity in net income of subsidiaries	(3,897)	5,318	6,050	—	7,471
Equity in net income (loss) of subsidiaries	11,368	6,036	5,318	(22,722)	—
Net income (loss)	$7,471	$11,354	$11,368	$(22,722)	$7,471

Net Income (loss)	$7,471	$11,354	$11,368	$(22,722)	$7,471
Other comprehensive income (loss), net of taxes	(16,183)	(4,580)	(10,831)	15,411	(16,183)
Comprehensive income (loss)	$(8,712)	$6,774	$537	$(7,311)	$(8,712)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2015

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,596	$11,267	$11,259	$(22,526)	$8,596
Net cash provided by (used in) operating activities:	(48,165)	29,701	(1,132)	—	(19,596)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(54)	(22,017)	(2,947)	—	(25,018)
Investment in unconsolidated joint venture	—	(2,726)	—	—	(2,726)
Proceeds from sale of investments	715	—		—	715
Proceeds from sale of assets	—	472	12	—	484
Net cash provided by (used in) investing activities	661	(24,271)	(2,935)	—	(26,545)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(10,910)	—	—	—	(10,910)
Proceeds from long-term debt	62,000	2,215	15,659	—	79,874
Payments of long-term debt	(2,551)	(524)	(21,051)	—	(24,126)
Change in short-term borrowings	—	—	(147)	—	(147)
Tax benefit from exercise/vesting of equity awards, net	2,291	—	—	—	2,291
Dividends paid	(2,281)	—	—	—	(2,281)
Other, net	104	(5,684)	5,684	—	104
Net cash provided by (used in) financing activities	48,653	(3,993)	145	—	44,805
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	—	—	(387)	—	(387)
Effect of exchange rate changes on cash and equivalents	—	—	(310)	—	(310)
NET DECREASE IN CASH AND EQUIVALENTS	1,149	1,437	(4,619)	—	(2,033)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,440	10,671	38,890	—	52,001
CASH AND EQUIVALENTS AT END OF PERIOD	$3,589	$12,108	$34,271	$—	$49,968

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2014

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,471	$11,354	$11,368	$(22,722)	$7,471
Net cash provided by (used in) operating activities:	1,703	(19,874)	10,121	—	(8,050)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(12)	(16,534)	(2,375)	—	(18,921)
Intercompany distributions	10,000	(10,000)	—	—	—
Proceeds from sale of assets	—	5	102	—	107
Net cash provided by (used in) investing activities	9,988	(26,529)	(2,273)	—	(18,814)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(13,170)	—	—	—	(13,170)
Proceeds from long-term debt	10,000	—	279	—	10,279
Payments of long-term debt	(10,551)	(432)	(312)	—	(11,295)
Change in short-term borrowings	—	—	(1,201)	—	(1,201)
Financing costs	(29)	—	—	—	(29)
Tax benefit from exercise/vesting of equity awards, net	342	—	—	—	342
Dividends paid	(1,910)	—	—	—	(1,910)
Other, net	102	21,832	(21,832)	—	102
Net cash provided by (used in) financing activities	(15,216)	21,400	(23,066)	—	(16,882)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	—	—	(380)	—	(380)
Effect of exchange rate changes on cash and equivalents	—	—	(1,713)	—	(1,713)
NET DECREASE IN CASH AND EQUIVALENTS	(3,525)	(25,003)	(17,311)	—	(45,839)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	6,813	31,522	54,070	—	92,405
CASH AND EQUIVALENTS AT END OF PERIOD	$3,288	$6,519	$36,759	$—	$46,566

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

We are focused on acquiring, owning and operating businesses in a variety of industries. We are long-term investors that have substantial experience in a variety of industries. Our intent is to continue the growth of our existing segments and diversify further through investments and acquisitions.
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

In January 2013, AMES announced its intention to close certain U.S. manufacturing facilities and consolidate affected operations primarily into its Camp Hill and Carlisle, PA locations. These actions, which were completed at the end of the first quarter of 2015, improve manufacturing and distribution efficiencies, allow for in-sourcing of certain production previously performed by third party suppliers, and improve material flow and absorption of fixed costs. Management estimate that the AMES' initiative resulted in annualized cash savings exceeding $10,000. Realization of savings began in the 2015 second quarter.

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

From August 2011 through December 31, 2015, Griffon repurchased 17,183,640 shares of its common stock, for a total of $210,362 or $12.24 per share. This included the repurchase of 12,739,196 shares on the open market, as well as the December 10, 2013 repurchase of 4,444,444 shares from GS Direct for $50,000, or $11.25 per share. In each of August 2011, May 2014, March 2015, and July 2015, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under these programs, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. At December 31, 2015, $50,696 in the aggregate remains under the March 2015 and July 2015 Board authorizations.

Since September 2008, Griffon's Employee Stock Ownership Plan ("ESOP") has purchased 4,013,459 shares of Griffon's common stock, for a total of $44,973 or $11.21 per share. At December 31, 2015, the ESOP holds allocated and unallocated shares totaling 5,477,604, or 11% of Griffon's outstanding shares, with a related loan balance of $35,987, net of issuance costs.

On November 17, 2011, the Company began declaring quarterly dividends. During the first quarter of 2016, and during 2015, 2014 and 2013, the Company declared and paid dividends per share of $0.05, $0.16, $0.12 and $0.10, respectively, for a total of $22,033 dividends paid during the period.

During 2014, Griffon issued $600,000 of 5.25% Senior Notes due 2022 the proceeds of which were used to redeem $550,000 of 7.125% senior notes due 2018.

On March 13, 2015, Griffon amended its Revolving Credit Facility to increase the credit facility from $225,000 to $250,000, extend its maturity date from March 28, 2019 to March 13, 2020 and modify certain other provisions of the facility.

In January 2016, Griffon launched its new website: www.griffon.com.

Griffon also has outstanding $100,000 principal amount of 4% Convertible Subordinated Notes due 2017, with a current conversion rate of 69.3811 shares of Griffon’s common stock per $1 principal amount of notes, which corresponds to a conversion price of $14.41 per share.

OVERVIEW

Revenue for the quarter ended December 31, 2015 was $494,149 compared to $502,160 in the prior year quarter, a decrease of 2%. Excluding the unfavorable impact of foreign currency, revenue increased 3%, primarily from continued growth at CBP and increased revenue at Telephonics, partially offset by the impact of a mild winter on AMES and lower PPC volume. Net income was $8,596 or $0.19 per share, compared to $7,471 or $0.16 per share, in the prior year quarter. The current and prior year results included discrete tax benefits, net of $399 or $0.01 per share compared to discrete tax provisions, net of $349 or $0.01 per share.

Excluding the discrete tax items from the respective quarterly results, net income would have been $8,197 or $0.18 per share in the current quarter compared to $7,820 or $0.16 per share in the prior year quarter. Excluding the negative impact of foreign currency and the discrete tax benefits, net income in the current year quarter would have been $9,715 or $0.21 per share.

Griffon evaluates performance based on Earnings per share and Net income excluding restructuring charges, acquisition-related expenses and discrete tax items, as applicable. Griffon believes this information is useful to investors. The following table provides a reconciliation of Net income to adjusted net income and Earnings per share to Adjusted earnings per share:

GRIFFON CORPORATION AND SUBSIDIARIES
RECONCILIATION OF NET INCOME (LOSS)
TO ADJUSTED NET INCOME
(Unaudited)

	For the Three Months Ended December 31,
	2015	2014
Net income	$8,596	$7,471
Adjusting items, net of tax:
Discrete tax provisions (benefits)	(399)	349
Adjusted net income	$8,197	$7,820
Diluted income per common share	$0.19	$0.16
Adjusting items, net of tax:
Discrete tax provisions (benefits)	(0.01)	0.01
Adjusted earnings per common share	$0.18	$0.16
Weighted-average shares outstanding (in thousands)	45,384	48,136

Note: Due to rounding, the sum of earnings per common share and adjusting items, net of tax, may not equal adjusted earnings per common share.

RESULTS OF OPERATIONS

Quarters ended December 31, 2015 and 2014

Griffon evaluates performance and allocates resources based on each segment's operating results before interest income and expense, income taxes, depreciation and amortization, unallocated amounts (mainly corporate overhead), restructuring charges and acquisition-related expenses, as applicable (“Segment adjusted EBITDA”). Griffon believes this information is useful to investors for the same reason. The following table provides a reconciliation of Segment operating profit to Income before taxes:

	For the Three Months Ended December 31,
	2015	2014
Segment operating profit:
Home & Building Products	$21,159	$16,369
Telephonics	7,813	7,517
PPC	6,017	8,020
Total segment operating profit	34,989	31,906
Net interest expense	(12,012)	(11,637)
Unallocated amounts	(9,628)	(8,264)
Income before taxes	$13,349	$12,005

The following table provides a reconciliation of Segment adjusted EBITDA to Income before taxes:

	For the Three Months Ended December 31,
	2015	2014
Segment adjusted EBITDA:
Home & Building Products	$29,829	$24,470
Telephonics	10,344	10,032
PPC	11,785	14,551
Total Segment adjusted EBITDA	51,958	49,053
Net interest expense	(12,012)	(11,637)
Segment depreciation and amortization	(16,969)	(17,147)
Unallocated amounts	(9,628)	(8,264)
Income before taxes	$13,349	$12,005

Home & Building Products

	For the Three Months Ended December 31,
	2015		2014
Revenue:
AMES	$118,290		$133,110
CBP	142,908		138,600
Home & Building Products	$261,198		$271,710
Segment operating profit	$21,159	8.1%	$16,369	6.0%
Depreciation and amortization	8,670		8,101
Segment adjusted EBITDA	$29,829	11.4%	$24,470	9.0%

For the quarter ended December 31, 2015, revenue decreased $10,512 or 4%, compared to the prior year quarter. Excluding a $9,900 or 4% unfavorable foreign currency impact, revenue was consistent with the prior year quarter. AMES revenue decreased

11% primarily due to reduced snow tool sales in both Canada and North America as a result of warmer seasonal weather conditions, partially offset by improved pots and planter and wheelbarrow sales; foreign currency was 6% unfavorable. CBP revenue increased 3% due to favorable mix and increased volume; foreign currency was 1% unfavorable.

For the quarter ended December 31, 2015, Segment operating profit increased 29% to $21,159 compared to $16,369 in the prior year quarter, driven by AMES operational efficiency improvements and cost control measures, and increased volume and favorable mix at CBP. The operational efficiency improvement primarily resulted from the AMES plant consolidation initiative that commenced in January 2013 and was completed at the end of the prior year first quarter. The current quarter included an unfavorable impact from foreign currency of $2,300 or 14%. Segment depreciation and amortization increased $569 from the prior year quarter.

Telephonics

	For the Three Months Ended December 31,
	2015		2014
Revenue	$109,037		$90,658
Segment operating profit	$7,813	7.2%	$7,517	8.3%
Depreciation and amortization	2,531		2,515
Segment adjusted EBITDA	$10,344	9.5%	$10,032	11.1%

For the quarter ended December 31, 2015, revenue increased $18,379 or 20% compared to the prior year quarter, primarily due to the timing of work performed on maritime surveillance radars and deliveries of wireless intercommunication systems, partially offset by cost growth recognized on certain components for airport surveillance radar and secure digital communication contracts.

For the quarter ended December 31, 2015, Segment operating profit increased $296 or 4%, and operating profit margin decreased 110 basis points, compared to the prior year quarter, primarily due to increased profit on the increased revenue, partially offset by unfavorable program mix and the cost growth, as noted above.

During the quarter ended December 31, 2015, Telephonics was awarded several new contracts and incremental funding on existing contracts approximating $125,100. Contract backlog was $459,000 at December 31, 2015, with 70% expected to be fulfilled in the next 12 months. Backlog was $442,000 at September 30, 2015 and $496,000 at December 31, 2014. Backlog is defined as unfilled firm orders for products and services for which funding has been both authorized and appropriated by the customer or Congress, in the case of the U.S. government agencies.

In December 2015, Telephonics invested an additional $2,726 increasing its equity stake from 26% to 49% in Mahindra Telephonics Integrated Systems (MTIS), a joint venture with Mahindra Defence Systems, a Mahindra Group Company. MTIS is an aerospace and defense manufacturing and development facility in Prithla, India.

Plastic Products Company

	For the Three Months Ended December 31,
	2015		2014
Revenue	$123,914		$139,792
Segment operating profit	$6,017	4.9%	$8,020	5.7%
Depreciation and amortization	5,768		6,531
Segment adjusted EBITDA	$11,785	9.5%	$14,551	10.4%

For the quarter ended December 31, 2015, revenue decreased $15,878, or 11%, compared to the prior year quarter, primarily due to the unfavorable impact of foreign currency of $11,600 or 8%, decreased volume, primarily due to prior year product rationalizations of 2% and an unfavorable impact from the pass through of resin costs in customer selling prices of 1%. PPC adjusts selling prices based on underlying resin costs on a delayed basis.

For the quarter ended December 31, 2015, Segment operating profit decreased $2,003 or 25% compared to the prior year quarter, primarily due to decreased volume and operational inefficiencies experienced in Europe from bringing down equipment for maintenance, partially offset by the change in the impact of resin pricing pass through of $1,750. The impact of foreign currency was not material. Segment depreciation decreased $763 from the prior year quarter.

Unallocated

For the quarter ended December 31, 2015, unallocated amounts totaled $9,628 compared to $8,264 in the prior year with the increase primarily related to compensation and incentive costs.

Segment Depreciation and Amortization

Segment depreciation and amortization decreased $178 for the quarter ended December 31, 2015 compared to the prior year periods, primarily due to assets fully amortizing, partially offset by the onset of depreciation for new assets placed in service.

Other Expense

For the quarters ended December 31, 2015 and 2014, Other income (expense) included $431 and ($540), respectively, of net currency exchange gains and losses in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $192 and $46, respectively, of net investment income.

Provision for income taxes

The effective tax rate for the quarter ended December 31, 2015 was 35.6% compared to 37.8% in the comparable prior year quarter. The current and prior year tax rates reflect the impact of permanent differences not deductible in determining taxable income, changes in earnings mix between domestic and non-domestic operations, and tax reserves.

The quarter ended December 31, 2015 included net tax benefits of $399 from discrete items primarily resulting from the retroactive extension of the federal R&D credit signed into law December 18, 2015. The comparable prior year quarter included $349 of discrete provisions that resulted from the provision for taxes on repatriation of foreign earnings, partially offset by the benefit of the retroactive extension of the federal R&D credit signed into law December 19, 2014, and release of a valuation allowance.

Excluding discrete items, the effective tax rate for the quarter ended December 31, 2015 was 38.6% compared to 34.9% in the comparable prior year quarter.

Stock based compensation

For the quarters ended December 31, 2015 and 2014, stock based compensation expense totaled $3,066 and $2,577, respectively.

Comprehensive income (loss)

For the quarter ended December 31, 2015, total other comprehensive income, net of taxes, of $3,978, included a $3,349 loss from foreign currency translation adjustments primarily due to the weakening of the Euro, Canadian and Brazilian currencies, all in comparison to the U.S. Dollar, $386 benefit from pension amortization of actuarial losses and a $1,015 loss on cash flow hedges.

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

Discontinued operations – Installation Services

There was no revenue or income from the Installation Services’ business for the quarters ended December 31, 2015 and 2014.

LIQUIDITY AND CAPITAL RESOURCES

Management assesses Griffon’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors impacting liquidity are: cash flows from operating activities, capital expenditures, acquisitions, dispositions, bank lines of credit and the ability to attract long-term capital under satisfactory terms. Griffon believes it has sufficient liquidity available to invest in its existing businesses and execute strategic acquisitions, while managing its capital structure on both a short-term and long-term basis.

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

Cash Flows from Continuing Operations	For the Three Months Ended December 31,
(in thousands)	2015	2014
Net Cash Flows Provided by (Used In):
Operating activities	$(19,596)	$(8,050)
Investing activities	(26,545)	(18,814)
Financing activities	44,805	(16,882)

Cash used in continuing operations for the quarter ended December 31, 2015 was $19,596 compared to $8,050 in the prior year quarter. Current assets net of current liabilities, excluding short-term debt and cash, increased to $456,061 at December 31, 2015 compared to $397,824 at September 30, 2015, primarily due to increased settlement of accounts payable and accrued expenses, increases in inventory and contract costs and recognized income not yet billed, partially offset by increased collections of accounts receivable.

During the quarter ended December 31, 2015, Griffon used cash for investing activities of $26,545 compared to $18,814 in the prior year. Capital expenditures for the quarter ended December 31, 2015 totaled $25,018, an increase of $6,097 from the prior year. In December 2015, Telephonics invested an additional $2,726 increasing its equity stake from 26% to 49% in Mahindra Telephonics Integrated Systems (MTIS), a joint venture with Mahindra Defence Systems, a Mahindra Group Company. MTIS is an aerospace and defense manufacturing and development facility in Prithla, India.

During the quarter ended December 31, 2015, cash provided by financing activities totaled $44,805 compared to cash used in financing activities of $16,882 in the prior year. The inflow of cash provided by financing activities in the current year compared to an outflow of cash used in the prior year principally reflects the changes in the Revolving Credit Facility (the "Credit Agreement") net borrowings in 2016 compared to 2015. At December 31, 2015, outstanding borrowings under the Credit Agreement were $95,000 compared to outstanding borrowings of $25,000 in the prior year. At December 31, 2015, we had $901,217 of debt outstanding compared to $796,313 outstanding at December 31, 2014, net of debt discount and issuance costs. On March 20, 2015 Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock; on July 29, 2015, an additional $50,000 was authorized. Under these programs, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During the quarter ended December 31, 2015, Griffon purchased 432,419 shares of common stock under both the March 2015 and July 2015 programs, for a total of $7,230 or $16.72 per share. In addition, during the quarter ended December 31, 2015, 186,539 shares, with a market value of $3,552, or $19.04 per share, were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock. At December 31, 2015, $50,696 remains under current Board repurchase authorizations.

During the quarter ended December 31, 2015, the Board of Directors approved a quarterly cash dividend of $0.05 per share, paid on December 23, 2015 to shareholders of record as of close of business on December 3, 2015. On January 28, 2016, the Board of Directors declared a quarterly cash dividend of $0.05 per share, payable on March 23, 2016 to shareholders of record as of the close of business on February 25, 2016.

Payments related to Telephonics revenue are received in accordance with the terms of development and production subcontracts; certain of such receipts are progress or performance based payments. PPC customers are generally substantial industrial companies whose payments have been steady, reliable and made in accordance with the terms governing such sales. PPC sales satisfy orders that are received in advance of production, in which payment terms are established in advance. With respect to HBP, there have been no material adverse impacts on payment for sales.

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. For the quarter ended December 31, 2015:

•	The United States Government and its agencies, through either prime or subcontractor relationships, represented 17% of Griffon’s consolidated revenue and 76% of Telephonics’ revenue.

•	Procter & Gamble Co. represented 13% of Griffon’s consolidated revenue and 53% of PPC revenue.

•	The Home Depot represented 11% of Griffon’s consolidated revenue and 21% of HBP’s revenue.

No other customer exceeded 10% of consolidated revenue. Future operating results will continue to substantially depend on the success of Griffon’s largest customers and our ongoing relationships with them. Orders from these customers are subject to fluctuation and may be reduced materially. The loss of all or a portion of volume from any one of these customers could have a material adverse impact on Griffon’s liquidity and operations.

Cash and Equivalents and Debt	December 31,	September 30,
(in thousands)	2015	2015
Cash and equivalents	$49,968	$52,001
Notes payables and current portion of long-term debt	15,189	16,593
Long-term debt, net of current maturities	886,028	826,976
Debt discount and issuance costs	15,974	17,630
Total debt	917,191	861,199
Debt, net of cash and equivalents	$867,223	$809,198

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

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On June 18, 2014, Griffon exchanged all of the Senior Notes for substantially identical Senior Notes registered under the Securities Act of 1933 via an exchange offer. The fair value of the Senior Notes approximated $570,000 on December 31, 2015 based upon quoted market prices (level 1 inputs).

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

On March 13, 2015, Griffon amended its Revolving Credit Facility ("Credit Agreement") to increase the credit facility from $225,000 to $250,000, extend its maturity date from March 28, 2019 to March 13, 2020, and modify certain other provisions of the facility. The facility includes a letter of credit sub-facility with a limit of $50,000 (decreased from $60,000), and a multi-currency sub-facility of $50,000. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility, or the occurrence or event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, in each case without a floor, plus an applicable margin, which adjusts based on financial performance. Current margins are 1.00% for base rate loans and 2.00% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. The Credit Agreement also has a minimum liquidity covenant that requires cash and available borrowings under the Credit Agreement in the aggregate to equal or exceed $100,000 during the six month period prior to maturity of the 2017 Notes (which mature on January 15, 2017); such covenant will no longer apply after payment in full of the 2017 Notes. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors and a pledge of not greater than 65% of the equity interest in each of Griffon’s material, first-tier foreign subsidiaries (except that a lien on the assets of Griffon's material domestic subsidiaries securing a limited amount of the debt under the credit agreement relating to Griffon's Employee Stock Ownership Plan ("ESOP") ranks pari passu with the lien granted on such assets under the Credit Agreement). At December 31, 2015, outstanding borrowings and standby letters of credit were $95,000 and $15,922, respectively, under the Credit Agreement; $139,078 was available, subject to certain covenants, for borrowing at that date.

On December 21, 2009, Griffon issued $100,000 principal of 4% convertible subordinated notes due 2017 (the “2017 Notes”). The current conversion rate of the 2017 Notes is 69.3811 shares of Griffon’s common stock per $1 principal amount of notes, corresponding to a conversion price of $14.41 per share. Prior to July 15, 2016, if for at least 20 trading days out of the last 30 trading days during any fiscal quarter the closing price of Griffon's common stock is 130% or greater than the conversion price on each such trading day, then at any time during the immediately subsequent fiscal quarter any holder has the option to convert such holder's notes (and the Company is required to notify the trustee under the notes, and the holders of the notes, that this condition to conversion has been met). At any time on or after July 15, 2016, any holder has the option to convert such holder's notes into shares of Griffon common stock. Griffon has the intent and ability to settle the principal component of any conversion of notes in cash. When a cash dividend is declared that would result in an adjustment to the conversion ratio of less than 1%, any adjustment to the conversion ratio is deferred until the first to occur of (i) actual conversion; (ii) the 42nd trading day prior to maturity of the notes; and (iii) such time as the cumulative adjustment equals or exceeds 1%. As of December 31, 2015, aggregate dividends since the last conversion price adjustment of $0.13 per share would have resulted in an adjustment to the conversion ratio of approximately 0.77%. At both December 31, 2015 and 2014, the 2017 Notes had a capital in excess of par component, net of tax, of $15,720. The fair value of the 2017 Notes approximated $128,375 on December 31, 2015 based upon quoted market prices (level 1 inputs). These notes are classified as long term debt as Griffon has the intent and ability to refinance the principal amount of the notes with borrowings under the Credit Agreement.

In September 2015, Griffon entered into a $32,280 mortgage loan secured by four properties occupied by Griffon's subsidiaries, refinancing two existing real estate mortgages and providing new mortgages on two existing real estate properties. The loans mature in September 2025, are collateralized by the specific properties financed and are guaranteed by Griffon. The loans bear interest at a rate of LIBOR plus 1.50%. At December 31, 2015, $31,284 was outstanding, net of issuance costs.

In December 2013, Griffon’s ESOP entered into an agreement that refinanced the two existing ESOP loans into one new Term Loan in the amount of $21,098 (the "Agreement"). The Agreement also provided for a Line Note with $10,000 available to purchase shares of Griffon common stock in the open market. In July 2014, Griffon's ESOP entered into an amendment to the existing Agreement which provided an additional $10,000 Line Note available to purchase shares in the open market. During 2014, the Line Notes were combined with the Term Loan to form one new Term Loan. The Term Loan bears interest at LIBOR plus 2.38% or the lender’s prime rate, at Griffon’s option. The Term Loan requires quarterly principal payments of $551, with a balloon payment of approximately $30,137 due at maturity on December 31, 2018. During 2014, 1,591,117 shares of Griffon common stock, for a total of $20,000 or $12.57 per share, were purchased with proceeds from the Line Notes. As of December 31, 2015, $35,987, net of issuance costs, was outstanding under the Term Loan. The Term Loan is secured by shares purchased with the proceeds of the loan and with a lien on a specific amount of Griffon assets (which lien ranks pari passu with the lien granted on such assets under the Credit Agreement) and is guaranteed by Griffon.

In October 2006, CBP entered into a capital lease totaling $14,290 for real estate in Troy, Ohio. The lease matures in 2022, bears interest at a fixed rate of 5.0%, is secured by a mortgage on the real estate and is guaranteed by Griffon. At December 31, 2015, $7,111 was outstanding, net of issuance costs.

In September 2015, Clopay Europe GMBH (“Clopay Europe”) entered into a EUR 5,000 ($5,463 as of December 31, 2015) revolving credit facility and a EUR 15,000 ($16,389 as of December 31, 2015) term loan. The term loan is payable in twelve quarterly installments of EUR 1,250, bears interest at a fixed rate of 2.5% and matures in September 2018. The revolving facility matures in November 2016, but is renewable upon mutual agreement with the bank. The revolving credit facility accrues interest at EURIBOR plus 1.75% per annum (1.75% at December 31, 2015). The revolver and the term loan are both secured by substantially all of the assets of Clopay Europe and its subsidiaries. Griffon guarantees the revolving facility and term loan. The term loan had an outstanding balance of EUR 13,750 ($15,023) and the revolver had no borrowings outstanding at December 31, 2015. Clopay Europe is required to maintain a certain minimum equity to assets ratio and is subject to a maximum debt leverage ratio (defined as the ratio of total debt to EBITDA).
Clopay do Brazil maintains lines of credit of R$12,800 ($3,278 as of December 31, 2015). Interest on borrowings accrues at a rate of Brazilian CDI plus 6.0% (20.14% at December 31, 2015). At December 31, 2015 there was approximately R$7,083 ($1,814 as of December 31, 2015) borrowed under the lines. PPC guarantees the loan and lines.
In November 2012, Garant G.P. (“Garant”) entered into a CAD $15,000 revolving credit facility.  The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (1.73% LIBOR USD and 2.16% Bankers Acceptance Rate CDN as of December 31, 2015). The revolving facility matures in October 2016. Garant is required to maintain a certain minimum equity.  At December 31, 2015, there was CAD $5,184 ($3,739 as of December 31, 2015) borrowed under the revolving credit facility with CAD $9,816 ($7,079 as of December 31, 2015) available for borrowing.

In December 2013 and May 2014, Griffon Australia Holdings Pty Ltd (formerly known as Northcote Holdings Australia Pty Ltd) entered into two unsecured term loans in the outstanding amounts of AUD 12,500 and AUD 20,000. The AUD 12,500 term loan requires quarterly interest payments with principal due upon maturity in December 2016. The AUD 20,000 term loan requires quarterly principal payments of AUD 625, with a balloon payment due upon maturity in May 2017. The loans accrue interest at Bank Bill Swap Bid Rate “BBSY” plus 2.8% per annum (4.86% at December 31, 2015 for each loan). As of December 31, 2015, Griffon had an outstanding combined balance of AUD 31,249 ($22,778 as of December 31, 2015) on the term loans, net of issuance costs.

A subsidiary of Northcote Holdings Pty Ltd also maintains a line of credit of AUD 5,000 ($3,644 as of December 31, 2015),which accrues interest at BBSY plus 2.50% per annum (4.56% at December 31, 2015). At December 31, 2015, there were no outstanding borrowings under the line. The assets of a subsidiary of Northcote Holdings Pty Ltd secures the AUD 5,000 line of credit.

At December 31, 2015, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements.

In each of March 2015 and July 2015, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under both programs, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During the quarter ended December 31, 2015, Griffon purchased 432,419 shares of common stock under the March 2015 program, for a total of $7,230 or $16.72 per share.

From August 2011 through December 31, 2015, Griffon repurchased 17,183,640 shares of its common stock, for a total of $210,362 or $12.24 per share, inclusive of the December 10, 2013 repurchase of 4,444,444 shares of its common stock for $50,000 from GS Direct. As of December 31, 2015, $50,696 remains in the aggregate under the March 2015 and July 2015 Board authorizations.

Subject to certain exceptions, if GS Direct intends to sell its remaining shares of Griffon common stock at any time prior to December 31, 2016, it will first negotiate in good faith to sell such shares to the Company.

On November 17, 2011, the Company began declaring quarterly dividends. During 2015, the Company declared and paid dividends per share of $0.16. During the quarter ended December 31, 2015, the Board of Directors approved a quarterly cash dividends of $0.05 per share. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends.

On January 28, 2016, the Board of Directors declared a quarterly cash dividend of $0.05 per share, payable on March 23, 2016 to shareholders of record as of the close of business on February 25, 2016.

During the quarters ended December 31, 2015 and 2014, Griffon used cash for discontinued operations of $387 and $380, respectively, primarily related to settling remaining Installation Services liabilities and environmental costs.

CRITICAL ACCOUNTING POLICIES

The preparation of Griffon’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on assets, liabilities, revenue and expenses. These estimates can also affect supplemental information contained in public disclosures of Griffon, including information regarding contingencies, risk and its financial condition. These estimates, assumptions and judgments are evaluated on an ongoing basis and based on historical experience, current conditions and various other assumptions, and form the basis for estimating the carrying values of assets and liabilities, as well as identifying and assessing the accounting treatment for commitments and contingencies. Actual results may materially differ from these estimates. There have been no changes in Griffon’s critical accounting policies from September 30, 2015.

Griffon’s significant accounting policies and procedures are explained in the Management Discussion and Analysis section in the Annual Report on Form 10-K for the year ended September 30, 2015. In the selection of the critical accounting policies, the objective is to properly reflect the financial position and results of operations for each reporting period in a consistent manner that can be understood by the reader of the financial statements. Griffon considers an estimate to be critical if it is subjective and if changes in the estimate using different assumptions would result in a material impact on the financial position or results of operations of Griffon.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issues, from time to time, new financial accounting standards, staff positions and emerging issues task force consensus. See the Notes to Condensed Consolidated Financial Statements for a discussion of these matters.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, especially “Management’s Discussion and Analysis”, contains certain “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income (loss), earnings, cash flows, revenue, changes in operations, operating improvements, industries in which Griffon Corporation (the “Company” or “Griffon”) operates and the United States and global economies. Statements in this Form 10-Q that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” “may,” “will,” “estimates,” “intends,” “explores,” “opportunities,” the negative of these expressions, use of the future tense and similar words or phrases. Such forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, among others: current economic conditions and uncertainties in the housing, credit and capital markets; Griffon’s ability to achieve expected savings from cost control, integration and disposal initiatives; the ability to identify and successfully consummate and integrate value-adding acquisition opportunities; increasing competition and pricing pressures in the markets served by Griffon’s operating companies; the ability of Griffon’s operating companies to expand into new geographic and product markets and to anticipate and meet customer demands for new products and product enhancements and innovations; reduced military spending by the government on projects for which Griffon’s Telephonics Corporation supplies products, including as a result of continuing budgetary cuts resulting from sequestration and other government actions; the ability of the federal government to fund and conduct its operations; increases in the cost of raw materials such as resin and steel; changes in customer demand or loss of a material customer at one of Griffon’s operating companies; the potential impact of seasonal variations and uncertain weather patterns on certain of Griffon’s businesses; political events that could impact the worldwide economy; a downgrade in Griffon’s credit ratings; changes in international economic conditions including interest rate and currency exchange fluctuations; the reliance by certain of Griffon’s businesses on particular third party suppliers and manufacturers to meet customer demands; the relative mix of products and services offered by Griffon’s businesses, which impacts margins and operating efficiencies; short-term capacity constraints or prolonged excess capacity; unforeseen developments in contingencies, such as litigation and environmental matters; unfavorable results of government agency contract audits of Telephonics Corporation; Griffon’s ability to adequately protect and maintain the validity of patent and other intellectual property rights; the cyclical nature of the businesses of certain of Griffon’s operating companies; and possible terrorist threats and actions and their impact on the global economy. Additional important factors that could cause the statements made in this Quarterly Report on Form 10-Q or the actual results of operations or financial condition of Griffon to differ are discussed under the caption “Item 1A. Risk Factors” and “Special Notes Regarding Forward-Looking Statements” in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2015. Readers are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date made. Griffon undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Foreign Exchange

Griffon conducts business in various non-U.S. countries, primarily in Germany, Canada, Brazil, Australia and China; therefore, changes in the value of the currencies of these countries affect the financial position and cash flows when translated into U.S. Dollars. Griffon has generally accepted the exposure to exchange rate movements relative to its non-U.S. operations. Griffon may, from time to time, hedge its currency risk exposures. A change of 10% or less in the value of all applicable foreign currencies would not have a material effect on Griffon’s financial position and cash flows.

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

PART II - OTHER INFORMATION

Item 1    Legal Proceedings
None

Item 1A    Risk Factors
In addition to the other information set forth in this report, carefully consider the factors discussed in Item 1A to Part I in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2015, which could materially affect Griffon’s business, financial condition or future results. The risks described in Griffon’s Annual Report on Form 10-K are not the only risks facing Griffon. Additional risks and uncertainties not currently known to Griffon or that Griffon currently deems to be immaterial also may materially adversely affect Griffon’s business, financial condition and/or operating results.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(1)
October 1 - 31, 2015	184,019		$15.84	184,019
November 1 - 30, 2015	75,700		16.79	75,700
December 1 - 31, 2015	359,239	(2)	18.72	172,700
Total	618,958		$17.63	432,419	$50,696

1.
On each of March 20, 2015 and July 30, 2015, the Company’s Board of Directors authorized the repurchase of up to $50,000 of Griffon common stock; as of December 31 2015, an aggregate of $50,696 remained available for the purchase of Griffon common stock under both the March 20, 2015 and July 30, 2015 $50,000 Board authorizations.

2.
Includes (a) 172,700 shares purchased by the Company in open market purchases pursuant to a stock buyback plan authorized by the Company's Board of Directors; and (b) 186,539 shares acquired by the Company from holders of restricted stock upon vesting of the restricted stock, to satisfy tax-withholding obligations of the holders.

Item 3    Defaults Upon Senior Securities
None

Item 4    Mine Safety Disclosures
None

Item 5    Other Information

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Griffon Corporation Amended and Restated 2016 Equity Incentive Plan

On January 29, 2016, the stockholders of Griffon Corporation (“Griffon”) approved the Griffon Corporation 2016 Equity Incentive Plan (“Incentive Plan”) at the annual meeting of stockholders. Any employee or non-employee director of, or consultant to, Griffon and its subsidiaries is eligible to participate in the Incentive Plan. The Incentive Plan is administered by the Compensation Committee of Griffon’s Board of Directors (the “Committee”). The Committee may award restricted stock and restricted stock units and establish the applicable restrictions. The Committee may award stock options in the form of nonqualified stock options or incentive stock options, or stock appreciation rights, each with a maximum term of ten years. In addition, the Committee may grant performance awards, deferred stock and other stock-based awards, with performance awards payable to, or exercisable by, the participant upon the achievement of performance goals during performance periods. The maximum number of shares as to which stock options and stock awards may be granted under the Incentive Plan is 2,350,000 plus (i) any shares reserved for issuance under the 2011 Equity Incentive Plan as of the effective date of the Incentive Plan (as of December 31, 2015, there were 53,246 shares reserved for issuance under the 2011 Equity Incentive Plan), and (ii) any shares underlying awards outstanding on such effective date under the 2011 Incentive Plan that are subsequently canceled or forfeited. The maximum number of shares that may be awarded to a participant in any fiscal year shall not exceed 2,000,000 with respect to options or 1,000,000 with respect to any award other than an option award.  If any award is forfeited, terminates or expires unexercised, the shares of common stock subject to such award will again be available for future grant.

Effective as of the approval of the Incentive Plan by our stockholders on January 29, 2016, Griffon will not grant any new awards under its former equity plans. Any grants outstanding under such former equity plans will continue under their terms.

This summary description of the Incentive Plan is qualified in its entirety by reference to (i) the description of the Incentive Plan included in Griffon’s Proxy Statement relating to its 2016 Annual Meeting of Shareholders filed with the Securities and Exchange Commission (“SEC”) on December 17, 2015 (the “Proxy Statement”), and (ii) the actual Incentive Plan, a form of which was included as Exhibit A to the Proxy Statement, each of which is incorporated herein by reference.

Griffon Corporation 2016 Performance Bonus Plan

On January 29, 2016, the stockholders of Griffon approved the Griffon Corporation 2016 Performance Bonus Plan (“Bonus Plan”) at the annual meeting of stockholders. Any employee of Griffon is eligible to participate in the Bonus Plan. The Bonus Plan will be administered by the Committee. All awards under the Bonus Plan will be paid in cash, and will be based on a performance period, which may be of any length, as determined by the Committee. The Committee will determine a target bonus opportunity or range of bonus opportunities for each participant based on the attainment of one or more performance goals established by the Committee. Performance goals must be based on one or more of the performance criteria enumerated in the Bonus Plan. The maximum aggregate amount of all incentive compensation bonuses payable to any participant under the Bonus Plan in any single fiscal year shall not exceed $7,500,000.

The Bonus Plan is designed to qualify any awards payable to our Chief Executive Officer and Griffon’s four other most highly compensated executive officers (“Covered Employees”) as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code. In general, Section 162(m) disallows a tax deduction to a public company for any compensation paid to a Covered Employee in excess of $1 million per year, unless the compensation qualifies as performance-based compensation. In general, these requirements include the establishment of objective performance goals for the payment of such compensation by a committee of the Board of Directors composed solely of two or more outside directors, stockholder approval of the material terms of such compensation prior to payment, and certification by the committee that the performance goals for the payment of such compensation have been achieved.

This summary description of the Bonus Plan is qualified in its entirety by reference to (i) the description of the Bonus Plan included in the Proxy Statement, and (ii) the actual Bonus Plan, a form of which was included as Exhibit B to the Proxy Statement, each of which is incorporated herein by reference.

Submission of Matters to a Vote of Security Holders

On January 29, 2016, Griffon Corporation ("Griffon") held its 2016 Annual Meeting of Stockholders. Of the 48,256,558 shares of common stock outstanding and entitled to vote, 46,027,959 shares, or 95.4%, were represented at the meeting in person or by proxy, and therefore a quorum was present. The final results for each of the matters submitted to a vote of stockholders at the Annual Meeting are as follows:

Item No. 1: All of the Board’s nominees for Class III directors were elected to serve until Griffon’s 2019 Annual Meeting of Stockholders, by the votes set forth below:

Nominee	For	Withheld	Broker Non-Votes

Henry A. Alpert	40,412,974	3,592,204	2,022,781
Blaine V. Fogg	40,872,780	3,132,398	2,022,781
Louis J. Grabowsky	43,031,500	973,678	2,022,781
William H. Waldorf	42,286,084	1,719,094	2,022,781

Item No. 2: The stockholders approved, on an advisory basis, the compensation of the named executive officers as disclosed in Griffon’s proxy statement, by the votes set forth below:

For	Against	Abstain	Broker Non-votes
37,273,883	5,936,649	794,644	2,022,783

Item No. 3: The stockholders approved the Griffon Corporation 2016 Equity Incentive Plan, by the votes set forth below:

For	Against	Abstain	Broker Non-votes
35,405,740	8,241,271	358,166	2,022,782

Item No. 4: The stockholders approved the Griffon Corporation 2016 Performance Bonus Plan, by the votes set forth below:

For	Against	Abstain	Broker Non-votes
41,932,572	1,552,597	520,006	2,022,784

Item No. 5: The stockholders ratified the appointment of Grant Thornton LLP as Griffon’s independent registered public accounting firm for fiscal 2016, by the votes set forth below:

For	Against	Abstain
45,740,308	137,240	150,411

Item 6	Exhibits

31.1	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Document*

101.DEF	XBRL Taxonomy Extension Definitions Document*

101.LAB	XBRL Taxonomy Extension Labels Document*

101.PRE	XBRL Taxonomy Extension Presentations Document*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFON CORPORATION

/s/ Brian G. Harris
Brian G. Harris
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: January 29, 2016

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