Form 10-Q
period 2016-03-31
GRIFFON CORP
filed 2016-05-04
CIK 50725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2016

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

The number of shares of common stock outstanding at March 31, 2016 was 46,594,741.

Griffon Corporation and Subsidiaries

Part I – Financial Information
Item 1 – Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited)
	March 31, 2016	September 30, 2015
CURRENT ASSETS
Cash and equivalents	$54,282	$52,001
Accounts receivable, net of allowances of $6,311 and $5,342	261,161	218,755
Contract costs and recognized income not yet billed, net of progress payments of $15,273 and $16,467	108,480	103,895
Inventories, net	311,567	325,809
Prepaid and other current assets	53,022	55,086
Assets of discontinued operations	1,325	1,316
Total Current Assets	789,837	756,862
PROPERTY, PLANT AND EQUIPMENT, net	386,109	379,972
GOODWILL	360,094	356,241
INTANGIBLE ASSETS, net	214,733	213,837
OTHER ASSETS	25,482	22,346
ASSETS OF DISCONTINUED OPERATIONS	2,259	2,175
Total Assets	$1,778,514	$1,731,433

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$19,217	$16,593
Accounts payable	161,737	199,811
Accrued liabilities	98,889	104,997
Liabilities of discontinued operations	1,924	2,229
Total Current Liabilities	281,767	323,630
LONG-TERM DEBT, net	922,563	826,976
OTHER LIABILITIES	145,583	146,923
LIABILITIES OF DISCONTINUED OPERATIONS	3,220	3,379
Total Liabilities	1,353,133	1,300,908
COMMITMENTS AND CONTINGENCIES - See Note 18
SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	425,381	430,525
Total Liabilities and Shareholders’ Equity	$1,778,514	$1,731,433

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION
(in thousands)	SHARES	PAR VALUE			SHARES	COST			Total
Balance at September 30, 2015	79,080	$19,770	$518,485	$454,548	30,737	$(436,559)	$(91,188)	$(34,531)	$430,525
Net income	—	—	—	14,691	—	—	—	—	14,691
Dividend	—	—	—	(4,508)	—	—	—	—	(4,508)
Tax effect from exercise/vesting of equity awards, net	—	—	2,291	—	—	—	—	—	2,291
Amortization of deferred compensation	—	—	—	—	—	—	—	1,400	1,400
Common stock acquired	—	—	—	—	2,138	(33,640)	—	—	(33,640)
Equity awards granted, net	990	247	(247)	—	—	—	—	—	—
ESOP allocation of common stock	—	—	625	—	—	—	—	—	625
Stock-based compensation	—	—	5,555	—	—	—	—	—	5,555
Other comprehensive income, net of tax	—	—	—	—	—	—	8,442	—	8,442
Balance at March 31, 2016	80,070	$20,017	$526,709	$464,731	32,875	$(470,199)	$(82,746)	$(33,131)	$425,381

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Revenue	$500,107	$500,020	$994,256	$1,002,180
Cost of goods and services	385,950	385,645	763,994	769,816
Gross profit	114,157	114,375	230,262	232,364
Selling, general and administrative expenses	91,586	93,566	182,885	187,462
Income from operations	22,571	20,809	47,377	44,902
Other income (expense)
Interest expense	(12,392)	(12,012)	(24,415)	(23,766)
Interest income	44	155	55	272
Other, net	(385)	(757)	170	(1,208)
Total other expense, net	(12,733)	(12,614)	(24,190)	(24,702)
Income before taxes	9,838	8,195	23,187	20,200
Provision for income taxes	3,743	3,073	8,496	7,607
Net income	$6,095	$5,122	$14,691	$12,593
Basic income per common share	$0.15	$0.11	$0.35	$0.27
Weighted-average shares outstanding	41,426	45,349	41,697	45,829
Diluted income per common share	$0.14	$0.11	$0.33	$0.26
Weighted-average shares outstanding	43,891	47,669	44,727	47,682
Dividends paid per common share	$0.05	$0.04	$0.10	$0.08
Net income	$6,095	$5,122	$14,691	$12,593
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	13,683	(30,384)	10,334	(45,884)
Pension and other post retirement plans	386	353	772	706
Change in cash flow hedges	(1,649)	(80)	(2,664)	(154)
Change in available-for-sale securities	—	92	—	(870)
Total other comprehensive income (loss), net of taxes	12,420	(30,019)	8,442	(46,202)
Comprehensive income (loss), net	$18,515	$(24,897)	$23,133	$(33,609)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,691	$12,593
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	34,202	34,453
Stock-based compensation	5,555	5,372
Provision for losses on accounts receivable	(13)	242
Amortization of debt discounts and issuance costs	3,384	3,265
Deferred income taxes	1,537	1,282
Gain on sale of assets and investments	(255)	(315)
Change in assets and liabilities, net of assets and liabilities acquired:
Increase in accounts receivable and contract costs and recognized income not yet billed	(43,751)	(23,424)
Decrease (increase) in inventories	17,617	(39,252)
Decrease in prepaid and other assets	2,220	754
Decrease in accounts payable, accrued liabilities and income taxes payable	(42,632)	(40,244)
Other changes, net	2,037	2,223
Net cash used in operating activities	(5,408)	(43,051)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(45,952)	(39,713)
Acquired businesses, net of cash acquired	(4,470)	—
Proceeds from sale of assets	868	177
Investment sales	715	8,891
Net cash used in investing activities	(48,839)	(30,645)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	285
Dividends paid	(4,508)	(3,911)
Purchase of shares for treasury	(33,640)	(37,577)
Proceeds from long-term debt	139,604	99,556
Payments of long-term debt	(46,323)	(29,425)
Change in short-term borrowings	(191)	(572)
Financing costs	(1,120)	(590)
Tax benefit from exercise/vesting of equity awards, net	2,291	345
Other, net	208	95
Net cash provided by financing activities	56,321	28,206
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities	(578)	(545)
Net cash used in discontinued operations	(578)	(545)
Effect of exchange rate changes on cash and equivalents	785	(3,768)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	2,281	(49,803)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	52,001	92,405
CASH AND EQUIVALENTS AT END OF PERIOD	$54,282	$42,602
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

The fair values of Griffon’s 2022 senior notes and 2017 4% convertible notes approximated $588,000 and $115,375, respectively, on March 31, 2016. Fair values were based upon quoted market prices (level 1 inputs).

Insurance contracts with values of $2,935 at March 31, 2016, are measured and recorded at fair value based upon quoted prices in active markets for similar assets (level 2 inputs) and are included in Prepaid and other current assets on the Consolidated Balance Sheets.

Items Measured at Fair Value on a Recurring Basis

At March 31, 2016, trading securities, measured at fair value based on quoted prices in active markets for similar assets (level 2 inputs), with a fair value of $1,200 ($1,000 cost basis) were included in Prepaid and other current assets on the Consolidated Balance Sheets. During the first quarter of 2016, the Company settled trading securities with proceeds totaling $715 and recognized a loss of $13 in Other income (expense). During the second quarter of the prior year, the Company settled all outstanding available-for-sale securities with proceeds totaling $8,891 and recognized a gain of $489 in Other income (expense) and, accordingly, a gain of $870, net of tax, on available-for-sale securities was reclassified out of Accumulated other comprehensive income (loss) ("AOCI"). Realized and unrealized gains and losses on trading securities, and realized gains and losses on available-for-sale securities are included in Other income in the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

At March 31, 2016, Griffon had $33,000 of Australian dollar contracts at a weighted average rate of $1.30, which qualified for hedge accounting. These hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in AOCI and Prepaid and other current assets, or Accrued liabilities, until settlement. Upon settlement, gains and losses are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Cost of goods and services ("COGS"). AOCI included deferred losses of $2,714 ($1,981, net of tax) at March 31, 2016 and gains of $181 and $585 were recorded in COGS during the quarter and six months ended March 31, 2016, respectively, for all settled contracts. All contracts expire in 28 to 270 days.

At March 31, 2016, Griffon had $4,615 of Canadian dollar contracts at a weighted average rate of $1.30. The contracts, which protect Canada operations from currency fluctuations for U.S. dollar based purchases, do not qualify for hedge accounting. For the quarter and six months ended March 31, 2016, a fair value loss of $385 and $284 were recorded to Other liabilities and to Other income for the outstanding contracts, based on similar contract values (level 2 inputs). All contracts expire in 15 to 180 days.

NOTE 3 – ACQUISITIONS AND INVESTMENTS

On February 14, 2016, AMES Australia acquired substantially all of the Intellectual Property (IP) assets of Australia-based Nylex Plastics Pty Ltd. for approximately $1,700. Through this acquisition, AMES and Griffon secured the ownership of the trademark “Nylex” for certain categories of AMES products, principally in the country of Australia.  Previously, the Nylex name was licensed.  The acquisition of the Nylex IP was contemplated as a post-closing activity of the Cyclone acquisition and supports AMES' Australian watering products strategy.  The purchase price was allocated to indefinite lived trademarks and is not deductible for income taxes.

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

NOTE 4 – INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out or average) or market.

The following table details the components of inventory:

	At March 31, 2016	At September 30, 2015
Raw materials and supplies	$83,854	$91,973
Work in process	66,862	70,811
Finished goods	160,851	163,025
Total	$311,567	$325,809

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

The following table details the components of property, plant and equipment, net:

	At March 31, 2016	At September 30, 2015
Land, building and building improvements	$131,200	$131,546
Machinery and equipment	782,300	747,194
Leasehold improvements	46,610	47,465
	960,110	926,205
Accumulated depreciation and amortization	(574,001)	(546,233)
Total	$386,109	$379,972

Depreciation and amortization expense for property, plant and equipment was $15,248 and $15,279 for the quarters ended March 31, 2016 and 2015, respectively, and $30,457 and $30,558 for the six months ended March 31, 2016 and 2015, respectively. Depreciation included in SG&A expenses was $3,250 and $3,262 for the quarters ended March 31, 2016 and 2015, respectively, and $6,408 and $6,432 for the six months ended March 31, 2016 and 2015, respectively. Remaining components of depreciation, attributable to manufacturing operations, are included in Cost of goods and services.

No event or indicator of impairment occurred during the six months ended March 31, 2016, which would require additional impairment testing of property, plant and equipment.

NOTE 6 – GOODWILL AND OTHER INTANGIBLES

The following table provides changes in the carrying value of goodwill by segment during the six months ended March 31, 2016:

	At September 30, 2015	Other adjustments including currency translations	At March 31, 2016
Home & Building Products	$285,825	$1,774	$287,599
Telephonics	18,545	—	18,545
PPC	51,871	2,079	53,950
Total	$356,241	$3,853	$360,094

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	At March 31, 2016			At September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$171,123	$43,882	25	$168,560	$39,755
Unpatented technology	6,195	3,864	12.5	6,107	3,525
Total amortizable intangible assets	177,318	47,746		174,667	43,280
Trademarks	85,161	—		82,450	—
Total intangible assets	$262,479	$47,746		$257,117	$43,280

Amortization expense for intangible assets was $1,870 and $1,914 for the quarters ended March 31, 2016 and 2015, respectively and $3,745 and $3,895 for the six months ended March 31, 2016 and 2015, respectively.

No event or indicator of impairment occurred during the six months ended March 31, 2016 which would require impairment testing of long-lived intangible assets including goodwill.

NOTE 7 – INCOME TAXES

In both the quarter and six months ended March 31, 2016 and 2015, the Company reported pretax income, and recognized tax provisions of 38.0% and 36.6% for the quarter and six months ended March 31, 2016, respectively, compared to 37.5% and 37.7%, respectively, in the comparable prior year periods.

The six months ended March 31, 2016 included a $356 discrete tax benefit primarily resulting from the retroactive extension of the federal R&D credit signed into law December 18, 2015. The current quarter ended March 31, 2016 included a de minimis discrete tax provision. The comparable prior year second quarter and six months ended March 31, 2015 included discrete tax provisions of $145 and $494, respectively, primarily resulting from taxes on repatriation of foreign earnings, partially offset by the benefit of the retroactive extension of the federal R&D credit signed into law December 19, 2014 and release of a valuation allowance. Excluding discrete items, the effective tax rates for the quarter and six months ended March 31, 2016 were 37.6% and 38.2%, respectively, compared to 35.7% and 35.2%, respectively, in the comparable prior year periods.

NOTE 8 – LONG-TERM DEBT

		At March 31, 2016					At September 30, 2015
		Outstanding Balance	Original Issuer Discount	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate (1)	Outstanding Balance	Original Issuer Discount	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate (1)
Senior notes due 2022	(a)	$600,000	$—	$(7,620)	$592,380	5.25%	$600,000	$—	$(8,264)	$591,736	5.25%
Revolver due 2021	(b)	122,500	—	(2,699)	119,801	n/a	35,000	—	(2,049)	32,951	n/a
Convert. debt due 2017	(c)	100,000	(3,468)	(369)	96,163	4.00%	100,000	(5,594)	(571)	93,835	4.00%
Real estate mortgages	(d)	39,204	—	(648)	38,556	n/a	32,280	—	(470)	31,810	n/a
ESOP Loans	(e)	35,643	—	(189)	35,454	n/a	36,744	—	(224)	36,520	n/a
Capital lease - real estate	(f)	6,993	—	(143)	6,850	5.00%	7,524	—	(156)	7,368	5.00%
Non U.S. lines of credit	(g)	11,465	—	(9)	11,456	n/a	8,934	—	(3)	8,931	n/a
Non U.S. term loans	(g)	37,681	—	(243)	37,438	n/a	39,142	—	(299)	38,843	n/a
Other long term debt	(h)	3,706	—	(24)	3,682	n/a	1,575	—	—	1,575	n/a
Totals		957,192	(3,468)	(11,944)	941,780		861,199	(5,594)	(12,036)	843,569
less: Current portion		(19,217)	—	—	(19,217)		(16,593)	—	—	(16,593)
Long-term debt		$937,975	$(3,468)	$(11,944)	$922,563		$844,606	$(5,594)	$(12,036)	$826,976

		Three Months Ended March 31, 2016					Three Months Ended March 31, 2015
		Effective Interest Rate (1)	Cash Interest	Amort. Debt Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate (1)	Cash Interest	Amort. Debt Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2022	(a)	5.5%	7,875	—	323	8,198	5.5%	7,875	—	322	8,197
Revolver due 2021	(b)	n/a	954	—	122	1,076	n/a	659	—	133	792
Convert. debt due 2017	(c)	9.2%	1,000	1,079	111	2,190	9.1%	1,000	990	110	2,100
Real estate mortgages	(d)	2.2%	154	—	17	171	3.8%	116	—	36	152
ESOP Loans	(e)	3.3%	275	—	17	292	2.9%	254	—	18	272
Capital lease - real estate	(f)	5.4%	90	—	7	97	5.3%	102	—	6	108
Non U.S. lines of credit	(g)	n/a	97	—	22	119	n/a	109	—	—	109
Non U.S. term loans	(g)	n/a	272	—	13	285	n/a	337	—	14	351
Other long term debt	(h)	n/a	79	—	—	79	n/a	22	—	2	24
Capitalized interest			(118)	—	3	(115)		(93)	—	—	(93)
Totals			$10,678	$1,079	$635	$12,392		$10,381	$990	$641	$12,012
(1) n/a = not applicable

		Six Months Ended March 31, 2016					Six Months Ended March 31, 2015
		Effective Interest Rate (1)	Cash Interest	Amort. Debt Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate (1)	Cash Interest	Amort. Debt Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2022	(a)	5.5%	15,750	—	645	16,395	5.5%	15,750	—	644	16,394
Revolver due 2021	(b)	n/a	1,525	—	237	1,762	n/a	997	—	291	1,288
Convert. debt due 2017	(c)	9.0%	2,000	2,127	222	4,349	9.2%	2,000	1,952	221	4,173
Real estate mortgages	(d)	2.1%	305	—	29	334	3.8%	240	—	72	312
ESOP Loans	(e)	3.1%	531	—	35	566	2.9%	514	—	35	549
Capital lease - real estate	(f)	5.4%	183	—	13	196	5.3%	208	—	12	220
Non U.S. lines of credit	(g)	n/a	356	—	46	402	n/a	250	—	—	250
Non U.S. term loans	(g)	n/a	556	—	26	582	n/a	725	—	30	755
Other long term debt	(h)	n/a	98	—	—	98	n/a	53	—	8	61
Capitalized interest			(274)	—	5	(269)		(236)	—	—	(236)
Totals			$21,030	$2,127	$1,258	$24,415		$20,501	$1,952	$1,313	$23,766

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

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On June 18, 2014, Griffon exchanged all of the Senior Notes for substantially identical Senior Notes registered under the Securities Act of 1933 via an exchange offer. The fair value of the Senior Notes approximated $588,000 on March 31, 2016 based upon quoted market prices (level 1 inputs).

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

(b)
On March 22, 2016, Griffon amended its Revolving Credit Facility (the “Credit Agreement”) to increase the maximum borrowing availability from $250,000 to $350,000, extend its maturity date from March 13, 2020 to March 22, 2021 and modify certain other provisions of the facility. The facility includes a letter of credit sub-facility with a limit of $50,000 and a multi-currency sub-facility of $50,000. The Credit Agreement provides for same day borrowings of base rate loans in lieu of a swing line sub-facility. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility or the occurrence or event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, in each case without a floor, plus an applicable margin, which adjusts based on financial performance. Current margins are 1.25% for base rate loans and 2.25% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants, and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries (except that a lien on the assets of Griffon's material domestic subsidiaries securing a limited amount of the debt under the credit agreement relating to Griffon's Employee Stock Ownership Plan ("ESOP") ranks pari passu with the lien granted on such assets under the Credit Agreement; see footnote (e) below). At March 31, 2016, outstanding borrowings and standby letters of credit were $122,500 and $15,922, respectively, under the Credit Agreement; $211,578 was available, subject to certain loan covenants, for borrowing at that date.

(c)
On December 21, 2009, Griffon issued $100,000 principal of 4% convertible subordinated notes due 2017 (the “2017 Notes”). The current conversion rate of the 2017 Notes is 70.1631 shares of Griffon’s common stock per $1 principal amount of notes, corresponding to a conversion price of $14.25 per share. Prior to July 15, 2016, if for at least 20 trading days out of the last 30 trading days during any fiscal quarter the closing price of Griffon's common stock is 130% or greater than the conversion price on each such trading day, then at any time during the immediately subsequent fiscal quarter any holder has the option to convert such holder's note (and the Company is required to notify the trustee under the notes, and the holders of the notes, that this condition to conversion has been met). At any time on or after July 15, 2016, any holder has the option to convert such holder's notes; Griffon has the right to settle the conversion of the 2017 Notes in cash, stock or a combination of cash and stock. Griffon has the intent and ability to settle the principal components of any conversion of notes in cash. When a cash dividend is declared that would result in an adjustment to the conversion ratio of less than 1%, any adjustment to the conversion ratio is deferred until the first to occur of (i) actual conversion; (ii) the 42nd trading day prior to maturity of the notes; and (iii) such time as the cumulative adjustment equals or exceeds 1%. At both March 31, 2016 and 2015, the 2017 Notes had a capital in excess of par component, net of tax, of $15,720. The fair value of the 2017 Notes approximated $115,375 on March 31, 2016 based upon quoted market prices (level 1 inputs). These notes are classified as long term debt as Griffon has the intent and ability to refinance the principal amount of the notes, including with borrowings under the Credit Agreement.

(d)
In September 2015 and March 2016, Griffon entered into mortgage loans in the amounts of $32,280 and $8,000, respectively. The mortgage loans are secured by four properties occupied by Griffon's subsidiaries. The loans mature in September 2025 and April 2018, respectively, are collateralized by the specific properties financed and are guaranteed by Griffon. The loans bear interest at a rate of LIBOR plus 1.50%. At March 31, 2016, $38,556 was outstanding, net of issuance costs.

(e)
In December 2013, Griffon’s ESOP entered into an agreement that refinanced the two existing ESOP loans into one new Term Loan in the amount of $21,098 (the "Agreement"). The Agreement also provided for a Line Note with $10,000 available to purchase shares of Griffon common stock in the open market. In July 2014, Griffon's ESOP entered into an amendment to the existing Agreement which provided an additional $10,000 Line Note available to purchase shares in the open market. During 2014, the Line Notes were combined with the Term Loan to form one new Term Loan. The Term Loan bears interest at LIBOR plus 2.38% or the lender’s prime rate, at Griffon’s option. The Term Loan requires quarterly principal payments of $551, with a balloon payment of approximately $30,137 due at maturity on December 31, 2018. During 2014, 1,591,117 shares of Griffon common stock, for a total of $20,000 or $12.57 per share, were purchased with proceeds from the Line Notes. As of March 31, 2016, $35,454, net of issuance costs, was outstanding under the Term Loan. The Term Loan is secured by shares purchased with the proceeds of the loan and with a lien on a specific amount of Griffon assets (which lien ranks pari passu with the lien granted on such assets under the Credit Agreement) and is guaranteed by Griffon.

(f)
In October 2006, CBP entered into a capital lease totaling $14,290 for real estate in Troy, Ohio. The lease matures in 2022, bears interest at a fixed rate of 5.0%, is secured by a mortgage on the real estate and is guaranteed by Griffon. At March 31, 2016, $6,850 was outstanding, net of issuance costs.

(g)
In September 2015, Clopay Europe GmbH (“Clopay Europe”) entered into a EUR 5,000 ($5,678 as of March 31, 2016) revolving credit facility and EUR 15,000 term loan. The term loan is payable in twelve quarterly installments of EUR 1,250, bears interest at a fixed rate of 2.5% and matures in September 2018. The revolving facility matures in September 2016, but is renewable upon mutual agreement with the bank. The revolving credit facility accrues interest at EURIBOR plus 1.75% per annum (1.75% at March 31, 2016). The revolver and the term loan are both secured by substantially all of the assets of Clopay Europe and its subsidiaries. Griffon guarantees the revolving facility and term loan. The term loan has an outstanding balance of EUR 12,500 ($14,006 at March 31, 2016, net of issuance costs) and the revolver had no borrowings outstanding at March 31, 2016. Clopay Europe is required to maintain a certain minimum equity to assets ratio and is subject to a maximum debt leverage ratio (defined as the ratio of total debt to EBITDA).

Clopay do Brazil maintains lines of credit of R$12,800 ($3,597 as of March 31, 2016). Interest on borrowings accrues at a rate of Brazilian CDI plus 6.0% (20.13% at March 31, 2016). At March 31, 2016 there was approximately R$6,911($1,942 as of March 31, 2016) borrowed under the lines. PPC guarantees the loan and lines.
In November 2012, Garant G.P. (“Garant”) entered into a CAD $15,000 ($11,567 as of March 31, 2016) revolving credit facility.  The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (1.93% LIBOR USD and 2.16% Bankers Acceptance Rate CDN as of March 31, 2016). The revolving facility matures in October 2016. This facility is classified as long term debt as Griffon has the intent and ability to refinance the borrowings. Garant is required to maintain a certain minimum equity.  At March 31, 2016, there was CAD $8,371 ($6,455 as of March 31, 2016) borrowed under the revolving credit facility with CAD $6,629 ($5,112 as of March 31, 2016) available for borrowing.

In December 2013 and May 2014, Griffon Australia Holdings Pty Ltd (formerly known as Northcote Holdings Australia Pty Ltd) entered into two unsecured term loans in the outstanding amounts of AUD 12,500 and AUD 20,000, respectively. The AUD 12,500 term loan requires quarterly interest payments with principal due upon maturity in December 2016. This loan is classified as long term debt as Griffon has the intent and ability to refinance the principal amount. The AUD 20,000 term loan requires quarterly principal payments of AUD 625, with a balloon payment due upon maturity in May 2017. The loans accrue interest at Bank Bill Swap Bid Rate “BBSY” plus 2.8% per annum (5.09% at March 31, 2016 for each loan). As of March 31, 2016, Griffon had an outstanding combined balance of AUD $30,555 ($23,432 as of March 31, 2016) on the term loans, net of issuance costs.

A subsidiary of Northcote Holdings Pty Ltd also maintains a line of credit of AUD 5,000 ($3,835 as of March 31, 2016), which accrues interest at BBSY plus 2.50% per annum (4.79% at March 31, 2016). At March 31, 2016, there were AUD 4,000 ($3,068 as of March 31, 2016) under the lines. The assets of a subsidiary of Northcote Holdings Pty Ltd secures the AUD 5,000 line of credit.

(h)	Other long-term debt primarily consists of a loan with the Pennsylvania Industrial Development Authority with the balance consisting of capital leases.
At March 31, 2016, Griffon and its subsidiaries were in compliance with the terms and covenants of all credit and loan agreements.

NOTE 9 — SHAREHOLDERS’ EQUITY

During 2016, the Company paid a quarterly cash dividend of $0.05 per share in each quarter, totaling $0.10 per share for the six months ended March 31, 2016. During 2015, the Company paid quarterly cash dividends of $0.04 per share, totaling $0.16 per share for the year. Dividends paid on allocated shares in the ESOP were used to pay down the ESOP loan and recorded as a reduction of debt service payments and compensation expense. A dividend payable was established for the holders of restricted shares; such dividends will be released upon vesting of the underlying restricted shares.

On May 4, 2016 the Board of Directors declared a quarterly cash dividend of $0.05 per share, payable on June 23, 2016 to shareholders of record as of the close of business on May 27, 2016.

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

On January 29, 2016, shareholders approved the Griffon Corporation 2016 Equity Incentive Plan ("Incentive Plan") under which awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, restricted stock units, deferred shares and other stock-based awards may be granted. Options granted under the Incentive Plan may be either “incentive stock options” or nonqualified stock options, generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The maximum number of shares of common stock available for award under the Incentive Plan is 2,350,000 (600,000 of which may be issued as incentive stock options), plus (i) any shares reserved for issuance under the 2011 Equity Incentive Plan as of the effective date of the Incentive Plan, and (ii) any shares underlying awards outstanding on such effective date under the 2011 Incentive Plan that are canceled or forfeited. As of March 31, 2016, 1,795,603 shares were available for grant.

All grants outstanding under former equity plans will continue under their terms; no additional awards will be granted under such plans.

During the first quarter of 2016, Griffon granted 372,243 shares of restricted stock, subject to certain performance conditions, with vesting periods of three years, with a total fair value of $6,425, or a weighted average fair value of $17.26 per share. During the second quarter of 2016, Griffon granted 677,461 shares of restricted stock consisting of 605,000 shares to two senior executives with a vesting period of four years and a two year post-vesting holding period, and 31,761 shares of restricted stock, subject to certain performance conditions, with a vesting period of three years and a fair value of $473, or a weighted average fair value of $14.90 per share. Griffon also granted 40,700 shares with a vesting period of three years and a fair value of $618, or a weighted average fair value of $15.18 per share. The grants issued to two senior executive are subject to the achievement of certain absolute and relative performance conditions relating to the price of Griffon’s common stock. So long as the minimum performance condition is attained, the amount of shares that can vest will range from 220,000 to 605,000.  The total fair value of these restricted shares is approximately $4,247, or a weighted average fair value of $7.02.

For the quarters ended March 31, 2016 and 2015, stock based compensation expense totaled $2,489 and $2,795, respectively. For the six months ended March 31, 2016 and 2015, stock based compensation expense totaled $5,555 and $5,372, respectively.

During the quarter and six months ended March 31, 2016, 1,683 shares, with a market value of $25 or $14.85 per share, and 188,222 shares, with a market value of $3,577 or $19.00 per share, respectively, were withheld to settle employee taxes due to the vesting of restricted stock, and were added to treasury.

On each of March 20, 2015 and July 29, 2015, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under these share repurchase programs, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During the quarter ended March 31, 2016, Griffon purchased 1,516,919 shares of common stock under both the March 2015 and July 2015 programs, for a total of $22,705 or $14.97 per share. During the six months ended March 31, 2016, Griffon purchased 1,949,338 shares of common stock under both the

March 2015 and July 2015 programs, for a total of $29,935 or $15.36 per share. As of March 31, 2016, $27,990 remains under the July 2015 Board authorization.

From August 2011 to March 31, 2016, Griffon repurchased 14,256,115 shares of common stock, for a total of $183,067 or $12.84 per share, under Board authorized repurchase programs.

In addition to repurchases under Board authorized programs, on December 10, 2013, Griffon repurchased 4,444,444 shares of its common stock for $50,000 from GS Direct, L.L.C. (“GS Direct”), an affiliate of The Goldman Sachs Group, Inc. Subject to certain exceptions, if GS Direct intends to sell its remaining 5,555,556 shares of Griffon common stock at any time prior to December 31, 2016, it will first negotiate in good faith to sell such shares to the Company.

NOTE 10 – EARNINGS PER SHARE (EPS)

Basic EPS (and diluted EPS in periods when a loss exists) was calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS was calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with stock based compensation and upon the settlement of the 2017 Convertible notes. In the six months ended March 31, 2015 , the 2017 Notes were anti-dilutive due to the conversion price being greater than the average stock price during the periods presented.

The following table is a reconciliation of the share amounts (in thousands) used in computing earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Weighted average shares outstanding - basic	41,426	45,349	41,697	45,829
Incremental shares from stock based compensation	2,059	1,874	2,135	1,853
Convertible debt due 2017	406	446	895	—

Weighted average shares outstanding - diluted	43,891	47,669	44,727	47,682

Anti-dilutive options excluded from diluted EPS computation	416	567	418	580

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

•	Telephonics develops, designs and manufactures high-technology integrated information, communication and sensor system solutions for military and commercial markets worldwide.

•	PPC is an international leader in the development and production of embossed, laminated and printed specialty plastic films used in a variety of hygienic, health-care and industrial applications.

Information on Griffon’s reportable segments is as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
REVENUE	2016	2015	2016	2015
Home & Building Products:
AMES	$165,847	$159,092	$284,137	$292,202
CBP	113,387	104,513	256,295	243,113
Home & Building Products	279,234	263,605	540,432	535,315
Telephonics	105,874	98,687	214,911	189,345
PPC	114,999	137,728	238,913	277,520
Total consolidated net sales	$500,107	$500,020	$994,256	$1,002,180

The following table reconciles segment operating profit to income before taxes:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
INCOME BEFORE TAXES	2016	2015	2016	2015
Segment operating profit:
Home & Building Products	$17,810	$8,651	$38,969	$25,020
Telephonics	7,875	9,114	15,688	16,631
PPC	5,880	9,867	11,897	17,887
Total segment operating profit	31,565	27,632	66,554	59,538
Net interest expense	(12,348)	(11,857)	(24,360)	(23,494)
Unallocated amounts	(9,379)	(7,580)	(19,007)	(15,844)
Income before taxes	$9,838	$8,195	$23,187	$20,200

Griffon evaluates performance and allocates resources based on each segment's operating results before interest income and expense, income taxes, depreciation and amortization, unallocated amounts (mainly corporate overhead), as applicable (“Segment adjusted EBITDA”). Griffon believes this information is useful to investors for the same reason.

The following table provides a reconciliation of Segment adjusted EBITDA to Income before taxes:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2016	2015	2016	2015
Segment adjusted EBITDA:
Home & Building Products	$26,338	$17,330	$56,167	$41,800
Telephonics	10,444	11,616	20,788	21,648
PPC	11,781	15,764	23,566	30,315
Total Segment adjusted EBITDA	48,563	44,710	100,521	93,763
Net interest expense	(12,348)	(11,857)	(24,360)	(23,494)
Segment depreciation and amortization	(16,998)	(17,078)	(33,967)	(34,225)
Unallocated amounts	(9,379)	(7,580)	(19,007)	(15,844)
Income before taxes	$9,838	$8,195	$23,187	$20,200

Unallocated amounts typically include general corporate expenses not attributable to a reportable segment.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
DEPRECIATION and AMORTIZATION	2016	2015	2016	2015
Segment:
Home & Building Products	$8,528	$8,679	$17,198	$16,780
Telephonics	2,569	2,502	5,100	5,017
PPC	5,901	5,897	11,669	12,428
Total segment depreciation and amortization	16,998	17,078	33,967	34,225
Corporate	120	115	235	228
Total consolidated depreciation and amortization	$17,118	$17,193	$34,202	$34,453

CAPITAL EXPENDITURES
Segment:
Home & Building Products	$10,835	$11,114	$28,115	$21,375
Telephonics	1,958	1,339	3,238	2,308
PPC	6,956	7,486	13,360	15,165
Total segment	19,749	19,939	44,713	38,848
Corporate	1,185	853	1,239	865
Total consolidated capital expenditures	$20,934	$20,792	$45,952	$39,713

ASSETS	At March 31, 2016	At September 30, 2015
Segment assets:
Home & Building Products	$1,079,215	$1,034,032
Telephonics	296,137	302,560
PPC	350,935	343,519
Total segment assets	1,726,287	1,680,111
Corporate	48,643	47,831
Total continuing assets	1,774,930	1,727,942
Assets of discontinued operations	3,584	3,491
Consolidated total	$1,778,514	$1,731,433

NOTE 12 – DEFINED BENEFIT PENSION EXPENSE

Defined benefit pension expense (income) was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Interest cost	$2,080	$2,207	$4,160	$4,414
Expected return on plan assets	(2,916)	(2,932)	(5,832)	(5,864)
Amortization:
Prior service cost	4	4	8	8
Recognized actuarial loss	591	541	1,181	1,082
Net periodic expense (income)	$(241)	$(180)	$(483)	$(360)

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

In February 2016, the FASB issued guidance on lease accounting requiring lessees to recognize a right-of-use asset and a lease liability for long-term leases. The liability will be equal to the present value of lease payments. This guidance must be applied using a modified retrospective transition approach to all annual and interim periods presented and is effective for the company beginning in fiscal 2019. We are currently evaluating the impact of the guidance on the Company's financial condition, results of operations and related disclosures.

In March 2016, the FASB issued guidance on simplifying several aspects of accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance requires a mix of prospective, modified retrospective, and retrospective transition to all annual and interim periods presented and is effective for the Company beginning in fiscal 2018. We are currently evaluating the impact of the guidance on the Company's financial condition, results of operations and related disclosures.

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

NOTE 14 – DISCONTINUED OPERATIONS

The following amounts related to the Installation Services segment, discontinued in 2008, and other businesses discontinued several years ago, which have been segregated from Griffon’s continuing operations, and are reported as assets and liabilities of discontinued operations in the condensed consolidated balance sheets:

	At March 31, 2016	At September 30, 2015
Assets of discontinued operations:
Prepaid and other current assets	$1,325	$1,316
Other long-term assets	2,259	2,175
Total assets of discontinued operations	$3,584	$3,491

Liabilities of discontinued operations:
Accrued liabilities, current	$1,924	$2,229
Other long-term liabilities	3,220	3,379
Total liabilities of discontinued operations	$5,144	$5,608

There was no Installation Services revenue or income for the six months ended March 31, 2016 or 2015.

NOTE 15 – OTHER EXPENSE

For the quarters ended March 31, 2016 and 2015, Other income (expense) included $322 and $985, respectively, of net currency exchange losses in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $10 and $517, respectively, of net investment income.

For the six months ended March 31, 2016 and 2015, Other income (expense) included $109 and $(1,525), respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $202 and $563, respectively, of net investment income.

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

Changes in Griffon’s warranty liability, included in Accrued liabilities, were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Balance, beginning of period	$4,778	$4,908	$4,756	$4,934
Warranties issued and changes in estimated pre-existing warranties	1,279	1,842	2,196	2,791
Actual warranty costs incurred	(872)	(1,076)	(1,767)	(2,051)
Balance, end of period	$5,185	$5,674	$5,185	$5,674

NOTE 17 – OTHER COMPREHENSIVE INCOME (LOSS)

The amounts recognized in other comprehensive income (loss) were as follows:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$13,683	$—	$13,683	$(30,384)	$—	$(30,384)
Pension and other defined benefit plans	595	(209)	386	545	(192)	353
Cash flow hedges	(2,355)	706	(1,649)	(91)	11	(80)
Available-for-sale securities	—	—	—	145	(53)	92
Total other comprehensive income (loss)	$11,923	$497	$12,420	$(29,785)	$(234)	$(30,019)

	Six Months Ended March 31, 2016			Six Months Ended March 31, 2015
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$10,334	$—	$10,334	$(45,884)	$—	$(45,884)
Pension and other defined benefit plans	1,189	(417)	772	1,090	(384)	706
Cash flow hedges	(3,805)	1,141	(2,664)	(204)	50	(154)
Available-for-sale securities	—	—	—	(1,370)	500	(870)
Total other comprehensive income (loss)	$7,718	$724	$8,442	$(46,368)	$166	$(46,202)

The components of Accumulated other comprehensive income (loss) are as follows:

	March 31, 2016	September 30, 2015
Foreign currency translation adjustments	$(49,844)	$(60,178)
Pension and other defined benefit plans	(30,921)	(31,692)
Change in Cash flow hedges	(1,981)	682
	$(82,746)	$(91,188)

Amounts reclassified from accumulated other comprehensive income (loss) to income were as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
Gain (Loss)	2016	2015	2016	2015
Pension amortization	$(595)	$(545)	$(1,189)	$(1,090)
Cash flow hedges	684	110	1,089	197
Available-for-sale securities	—	489	—	489
Total gain (loss)	89	54	(100)	(404)
Tax benefit (expense)	(3)	(20)	77	146
Total	$86	$34	$(23)	$(258)

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

In April 2009, the DEC advised ISC’s representatives that both the DEC and the New York State Department of Health had reviewed and accepted an August 2007 Remedial Investigation Report and an Additional Data Collection Summary Report dated January 30, 2009. With the acceptance of these reports, ISC completed the remedial investigation required under the Consent Order and was authorized, accordingly, by the DEC to conduct the Feasibility Study required by the Consent Order. Pursuant to the requirements of the Consent Order and its obligations thereunder, ISC, without acknowledging any responsibility to perform any remediation at the Site, submitted to the DEC in August 2009, a draft feasibility study which recommended for the soil, groundwater and sediment media, remediation alternatives having a current net capital cost value, in the aggregate, of approximately $5,000.  In February 2011, DEC advised ISC it has accepted and approved the feasibility study. Accordingly, ISC has no further obligations under the consent order.

Upon acceptance of the feasibility study, DEC issued a Proposed Remedial Action Plan (“PRAP”) that sets forth the proposed remedy for the site. The PRAP accepted the recommendation contained in the feasibility study for remediation of the soil and groundwater media, but selected a different remediation alternative for the sediment medium. The approximate cost and the current net capital cost value of the remedy proposed by DEC in the PRAP is approximately $10,000. After receiving public comments on the PRAP, the DEC issued a Record of Decision (“ROD”) that set forth the specific remedies selected and responded to public comments. The remedies selected by the DEC in the ROD are the same remedies as those set forth in the PRAP.

It is now expected that DEC will enter into negotiations with potentially responsible parties to request they undertake performance of the remedies selected in the ROD, and if such parties do not agree to implement such remedies, then the State of New York may use State Superfund money to remediate the Peekskill site and seek recovery of costs from such parties. Griffon does not acknowledge any responsibility to perform any remediation at the Peekskill Site.

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

Operating Leases

Griffon rents property and equipment under operating leases expiring at various dates. Most of the real property leases have escalation clauses related to increases in real property taxes. Rent expense for all operating leases totaled approximately $7,305 and $7,638 for the three months ended March 31, 2016 and 2015, respectively and totaled approximately $14,638 and $15,400 for the six months ended March 31, 2016 and 2015, respectively. Aggregate future annual minimum lease payments for operating leases are $26,292 in 2016, $20,741 in 2017, $17,889 in 2018, $14,729 in 2019, $10,041 in 2020 and $9,294 thereafter.

NOTE 19 — CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the domestic assets of Clopay Building Products Company, Inc., Clopay Plastic Products Company, Inc., Telephonics Corporation, The AMES Companies, Inc., ATT Southern, Inc. and Clopay Ames True Temper Holding Corp., all of which are indirectly 100% owned by Griffon. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act of 1933, presented below are condensed consolidating financial information as of March 31, 2016 and September 30, 2015 and for the three and six months ended March 31, 2016 and 2015. The financial information may not necessarily be indicative of the results of operations or financial position of the guarantor companies or non-guarantor companies had they operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly-owned subsidiaries accounted for under the equity method.

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

CONDENSED CONSOLIDATING BALANCE SHEETS
At March 31, 2016

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CURRENT ASSETS
Cash and equivalents	$2,955	$16,593	$34,734	$—	$54,282
Accounts receivable, net of allowances	—	229,666	59,488	(27,993)	261,161
Contract costs and recognized income not yet billed, net of progress payments	—	107,937	543	—	108,480
Inventories, net	—	235,067	76,500	—	311,567
Prepaid and other current assets	25,050	25,906	12,752	(10,686)	53,022
Assets of discontinued operations	—	—	1,325	—	1,325
Total Current Assets	28,005	615,169	185,342	(38,679)	789,837
PROPERTY, PLANT AND EQUIPMENT, net	1,095	287,972	97,042	—	386,109
GOODWILL	—	284,875	75,219	—	360,094
INTANGIBLE ASSETS, net	—	150,186	64,547	—	214,733
INTERCOMPANY RECEIVABLE	593,980	841,728	287,600	(1,723,308)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	776,215	651,130	1,770,747	(3,198,092)	—
OTHER ASSETS	41,813	32,858	11,592	(60,781)	25,482
ASSETS OF DISCONTINUED OPERATIONS	—	—	2,259	—	2,259
Total Assets	$1,441,108	$2,863,918	$2,494,348	$(5,020,860)	$1,778,514
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$2,736	$2,304	$14,177	$—	$19,217
Accounts payable and accrued liabilities	36,674	184,884	73,282	(34,214)	260,626
Liabilities of discontinued operations	—	—	1,924	—	1,924
Total Current Liabilities	39,410	187,188	89,383	(34,214)	281,767

LONG-TERM DEBT, net	848,962	19,972	53,629	—	922,563
INTERCOMPANY PAYABLES	68,143	821,631	804,601	(1,694,375)	—
OTHER LIABILITIES	59,212	124,681	33,907	(72,217)	145,583
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	3,220	—	3,220
Total Liabilities	1,015,727	1,153,472	984,740	(1,800,806)	1,353,133
SHAREHOLDERS’ EQUITY	425,381	1,710,446	1,509,608	(3,220,054)	425,381
Total Liabilities and Shareholders’ Equity	$1,441,108	$2,863,918	$2,494,348	$(5,020,860)	$1,778,514

CONDENSED CONSOLIDATING BALANCE SHEETS
At September 30, 2015

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CURRENT ASSETS
Cash and equivalents	$2,440	$10,671	$38,890	$—	$52,001
Accounts receivable, net of allowances	—	178,830	61,772	(21,847)	218,755
Contract costs and recognized income not yet billed, net of progress payments	—	103,879	16	—	103,895
Inventories, net	—	257,929	67,880	—	325,809
Prepaid and other current assets	23,493	27,584	12,488	(8,479)	55,086
Assets of discontinued operations	—	—	1,316	—	1,316
Total Current Assets	25,933	578,893	182,362	(30,326)	756,862

PROPERTY, PLANT AND EQUIPMENT, net	1,108	286,854	92,010	—	379,972
GOODWILL	—	284,875	71,366	—	356,241
INTANGIBLE ASSETS, net	—	152,412	61,425	—	213,837
INTERCOMPANY RECEIVABLE	542,297	904,840	263,480	(1,710,617)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	745,262	644,577	1,740,889	(3,130,728)	—
OTHER ASSETS	41,774	30,203	9,959	(59,590)	22,346
ASSETS OF DISCONTINUED OPERATIONS	—	—	2,175	—	2,175
Total Assets	$1,356,374	$2,882,654	$2,423,666	$(4,931,261)	$1,731,433
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$2,202	$3,842	$10,549	$—	$16,593
Accounts payable and accrued liabilities	30,158	222,758	72,843	(20,951)	304,808
Liabilities of discontinued operations	—	—	2,229	—	2,229
Total Current Liabilities	32,360	226,600	85,621	(20,951)	323,630
LONG-TERM DEBT, net	752,839	17,116	57,021	—	826,976
INTERCOMPANY PAYABLES	76,477	831,345	775,120	(1,682,942)	—
OTHER LIABILITIES	64,173	126,956	28,428	(72,634)	146,923
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	3,379	—	3,379
Total Liabilities	925,849	1,202,017	949,569	(1,776,527)	1,300,908
SHAREHOLDERS’ EQUITY	430,525	1,680,637	1,474,097	(3,154,734)	430,525
Total Liabilities and Shareholders’ Equity	$1,356,374	$2,882,654	$2,423,666	$(4,931,261)	$1,731,433

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2016

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$406,989	$100,614	$(7,496)	$500,107
Cost of goods and services	—	313,203	80,493	(7,746)	385,950
Gross profit	—	93,786	20,121	250	114,157
Selling, general and administrative expenses	6,530	66,197	18,952	(93)	91,586
Total operating expenses	6,530	66,197	18,952	(93)	91,586

Income (loss) from operations	(6,530)	27,589	1,169	343	22,571

Other income (expense)
Interest income (expense), net	(2,696)	(7,752)	(1,900)	—	(12,348)
Other, net	18	904	(964)	(343)	(385)
Total other income (expense)	(2,678)	(6,848)	(2,864)	(343)	(12,733)
Income (loss) before taxes	(9,208)	20,741	(1,695)	—	9,838
Provision (benefit) for income taxes	(3,650)	8,012	(619)	—	3,743
Income (loss) before equity in net income of subsidiaries	(5,558)	12,729	(1,076)	—	6,095
Equity in net income (loss) of subsidiaries	11,653	(1,108)	12,730	(23,275)	—
Net income (loss)	$6,095	$11,621	$11,654	$(23,275)	$6,095

Net Income (loss)	$6,095	$11,621	$11,654	$(23,275)	$6,095
Other comprehensive income (loss), net of taxes	12,420	2,062	10,358	(12,420)	12,420
Comprehensive income (loss)	$18,515	$13,683	$22,012	$(35,695)	$18,515

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2015

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$400,042	$113,206	$(13,228)	$500,020
Cost of goods and services	—	306,625	91,320	(12,300)	385,645
Gross profit	—	93,417	21,886	(928)	114,375
Selling, general and administrative expenses	5,301	71,970	17,349	(1,054)	93,566
Income (loss) from operations	(5,301)	21,447	4,537	126	20,809
Other income (expense)
Interest income (expense), net	(2,224)	(7,698)	(1,935)	—	(11,857)
Loss from debt extinguishment, net	—	—	—	—	—
Other, net	521	1,615	(2,767)	(126)	(757)
Total other income (expense)	(1,703)	(6,083)	(4,702)	(126)	(12,614)
Income (loss) before taxes	(7,004)	15,364	(165)	—	8,195
Provision (benefit) for income taxes	(1,984)	3,062	1,995	—	3,073
Income (loss) before equity in net income of subsidiaries	(5,020)	12,302	(2,160)	—	5,122
Equity in net income (loss) of subsidiaries	10,142	(735)	12,302	(21,709)	—
Net income (loss)	$5,122	$11,567	$10,142	$(21,709)	$5,122

Net Income (loss)	$5,122	$11,567	$10,142	$(21,709)	$5,122
Other comprehensive income (loss), net of taxes	(30,019)	(12,075)	(18,389)	30,464	(30,019)
Comprehensive income (loss)	$(24,897)	$(508)	$(8,247)	$8,755	$(24,897)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended March 31, 2016

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$796,249	$213,346	$(15,339)	$994,256
Cost of goods and services	—	611,587	168,389	(15,982)	763,994
Gross profit	—	184,662	44,957	643	230,262
Selling, general and administrative expenses	12,928	132,144	37,998	(185)	182,885
Total operating expenses	12,928	132,144	37,998	(185)	182,885
Income (loss) from operations	(12,928)	52,518	6,959	828	47,377
Other income (expense)
Interest income (expense), net	(4,952)	(15,541)	(3,867)	—	(24,360)
Other, net	211	1,920	(1,133)	(828)	170
Total other income (expense)	(4,741)	(13,621)	(5,000)	(828)	(24,190)
Income (loss) before taxes	(17,669)	38,897	1,959	—	23,187
Provision (benefit) for income taxes	(9,447)	16,829	1,114	—	8,496
Income (loss) before equity in net income of subsidiaries	(8,222)	22,068	845	—	14,691
Equity in net income (loss) of subsidiaries	22,913	821	22,068	(45,802)	—
Net income (loss)	$14,691	$22,889	$22,913	$(45,802)	$14,691

Net Income (loss)	$14,691	$22,889	$22,913	$(45,802)	$14,691
Other comprehensive income (loss), net of taxes	8,442	2,201	6,241	(8,442)	8,442
Comprehensive income (loss)	$23,133	$25,090	$29,154	$(54,244)	$23,133

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended March 31, 2015

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$778,156	$252,087	$(28,063)	$1,002,180
Cost of goods and services	—	595,995	199,594	(25,773)	769,816
Gross profit	—	182,161	52,493	(2,290)	232,364
Selling, general and administrative expenses	10,821	141,527	37,448	(2,334)	187,462
Total operating expenses	10,821	141,527	37,448	(2,334)	187,462
Income (loss) from operations	(10,821)	40,634	15,045	44	44,902
Other income (expense)
Interest income (expense), net	(4,128)	(15,125)	(4,241)	—	(23,494)
Loss from debt extinguishment, net	—	—	—	—	—
Other, net	567	2,910	(4,641)	(44)	(1,208)
Total other income (expense)	(3,561)	(12,215)	(8,882)	(44)	(24,702)
Income (loss) before taxes	(14,382)	28,419	6,163	—	20,200
Provision (benefit) for income taxes	(5,465)	10,799	2,273	—	7,607
Income (loss) before equity in net income of subsidiaries	(8,917)	17,620	3,890	—	12,593
Equity in net income (loss) of subsidiaries	21,510	5,301	17,620	(44,431)	—
Net income (loss)	$12,593	$22,921	$21,510	$(44,431)	$12,593

Net Income (loss)	$12,593	$22,921	$21,510	$(44,431)	$12,593
Other comprehensive income (loss), net of taxes	(46,202)	(16,655)	(29,220)	45,875	(46,202)
Comprehensive income (loss)	$(33,609)	$6,266	$(7,710)	$1,444	$(33,609)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2016

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,691	$22,889	$22,913	$(45,802)	$14,691
Net cash provided by (used in) operating activities:	(57,752)	51,805	539	—	(5,408)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(186)	(37,970)	(7,796)	—	(45,952)
Acquired businesses, net of cash acquired	—	(2,726)	(1,744)	—	(4,470)
Proceeds from sale of investments	715	—		—	715
Proceeds from sale of assets	—	764	104	—	868
Net cash provided by (used in) investing activities	529	(39,932)	(9,436)	—	(48,839)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(33,640)	—	—	—	(33,640)
Proceeds from long-term debt	115,000	2,361	22,243	—	139,604
Payments of long-term debt	(20,601)	(1,064)	(24,658)	—	(46,323)
Change in short-term borrowings	—	—	(191)	—	(191)
Financing costs	(1,012)	—	(108)	—	(1,120)
Tax benefit from exercise/vesting of equity awards, net	2,291	—	—	—	2,291
Dividends paid	(4,508)	—	—	—	(4,508)
Other, net	208	(7,248)	7,248	—	208
Net cash provided by (used in) financing activities	57,738	(5,951)	4,534	—	56,321
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	—	—	(578)	—	(578)
Effect of exchange rate changes on cash and equivalents	—	—	785	—	785
NET DECREASE IN CASH AND EQUIVALENTS	515	5,922	(4,156)	—	2,281
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,440	10,671	38,890	—	52,001
CASH AND EQUIVALENTS AT END OF PERIOD	$2,955	$16,593	$34,734	$—	$54,282

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2015

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$12,593	$22,921	$21,510	$(44,431)	$12,593
Net cash provided by (used in) operating activities:	(49,888)	(451)	7,288	—	(43,051)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(188)	(30,584)	(8,941)	—	(39,713)
Intercompany distributions	10,000	(10,000)	—	—	—
Investment purchases	8,891	—	—	—	8,891
Proceeds from sale of assets	—	12	165	—	177
Net cash provided by (used in) investing activities	18,703	(40,572)	(8,776)	—	(30,645)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	285	—	—	—	285
Purchase of shares for treasury	(37,577)	—	—	—	(37,577)
Proceeds from long-term debt	97,000	—	2,556	—	99,556
Payments of long-term debt	(28,101)	(717)	(607)	—	(29,425)
Change in short-term borrowings	—	—	(572)	—	(572)
Financing costs	(590)	—	—	—	(590)
Tax benefit from exercise/vesting of equity awards, net	345	—	—	—	345
Dividends paid	(3,911)	—	—	—	(3,911)
Other, net	95	21,021	(21,021)	—	95
Net cash provided by (used in) financing activities	27,546	20,304	(19,644)	—	28,206
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	—	—	(545)	—	(545)
Effect of exchange rate changes on cash and equivalents	—	—	(3,768)	—	(3,768)
NET DECREASE IN CASH AND EQUIVALENTS	(3,639)	(20,719)	(25,445)	—	(49,803)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	6,813	31,522	54,070	—	92,405
CASH AND EQUIVALENTS AT END OF PERIOD	$3,174	$10,803	$28,625	$—	$42,602

NOTE 20 – SUBSEQUENT EVENT

During the third quarter of 2016, PPC anticipates incurring pre-tax restructuring and related exit costs approximating $5,000 primarily related to headcount reductions at PPC’s Dombuhl, Germany facility, other location headcount reductions and for costs related to the shut down of PPC's Turkey facility. The Dombuhl charges are related to an optimization plan that will drive innovation and enhance our industry leading position in printed breathable back sheet. The facility will be transformed into a state of the art hygiene products facility focused on breathable printed film and siliconized products. In conjunction with this effort, our customer base will be streamlined, and we will dispose of old assets and reduce overhead costs, allowing for gains in efficiencies.

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
As a result of the decline in the U.S. housing market, in May 2008, we announced the divestiture of our Installation Services business, which was consummated by September 2008. In September 2008, Griffon strengthened its balance sheet by raising $248,600 in equity through a common stock rights offering and a related investment by GS Direct L.L.C., an affiliate of The Goldman Sachs Group, Inc. Since that time, Griffon has continued to refine and enhance the strategic direction and operating performance of its companies, while strengthening its balance sheet. During this period, Griffon has grown revenue and earnings through organic growth, cost containment and acquisitions, while returning capital to its shareholders through dividends and stock buybacks.

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

In January 2013, AMES announced its intention to close certain U.S. manufacturing facilities and consolidate affected operations primarily into its Camp Hill and Carlisle, PA locations. These actions, which were completed at the end of the first quarter of 2015, improve manufacturing and distribution efficiencies, allow for in-sourcing of certain production previously performed by third party suppliers, and improve material flow and absorption of fixed costs. Management estimates that the AMES' initiative resulted in annualized cash savings exceeding $10,000. Realization of savings began in the 2015 second quarter.

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

From August 2011 through March 31, 2016, Griffon repurchased 18,700,559 shares of its common stock, for a total of $233,067 or $12.46 per share. This included the repurchase of 14,256,115 shares on the open market, as well as the December 10, 2013 repurchase of 4,444,444 shares from GS Direct for $50,000, or $11.25 per share. In each of August 2011, May 2014, March 2015, and July 2015, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under these programs, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. At March 31, 2016, $27,990 in the aggregate remains under the July 2015 Board authorization.

Since September 2008, Griffon's Employee Stock Ownership Plan ("ESOP") has purchased 4,013,459 shares of Griffon's common stock, for a total of $44,973 or $11.21 per share. At March 31, 2016, the ESOP holds allocated and unallocated shares totaling 5,434,742, or 12% of Griffon's outstanding shares, with a related loan balance of $35,454, net of issuance costs.

On November 17, 2011, the Company began declaring quarterly dividends. During the first six months of 2016, and during 2015, 2014 and 2013, the Company declared and paid dividends per share of $0.10, $0.16, $0.12 and $0.10, respectively, for a total of $24,250 dividends paid during the period.

During 2014, Griffon issued $600,000 of 5.25% Senior Notes due 2022 the proceeds of which were used to redeem $550,000 of 7.125% senior notes due 2018.

In January 2016, Griffon launched its new website: www.griffon.com.

On March 22, 2016, Griffon amended its Revolving Credit Facility to increase the credit facility from $250,000 to $350,000, extend its maturity date from March 13, 2020 to March 22, 2021 and modify certain other provisions of the facility.

Griffon also has outstanding $100,000 principal amount of 4% Convertible Subordinated Notes due 2017, with a current conversion rate of 70.1631 shares of Griffon’s common stock per $1 principal amount of notes, which corresponds to a conversion price of $14.25 per share.

OVERVIEW

Revenue for the quarter ended March 31, 2016 was $500,107 compared to $500,020 in the prior year quarter. Excluding the unfavorable impact of foreign currency, revenue increased 2%, primarily from Telephonics and continued growth at HBP, partially offset by reduced PPC volume. Net income was $6,095 or $0.14 per share, compared to $5,122 or $0.11 per share, in the prior year quarter; foreign currency was not material in the quarter. The current and prior year discrete tax provisions were not material.

Revenue for the six months ended March 31, 2016 was $994,256 compared to $1,002,180 in the prior year period, a decrease of 1%. Excluding the unfavorable impact of foreign currency, revenue increased 2%, primarily from Telephonics and growth at CBP, partially offset by the impact of warmer seasonal weather conditions at AMES and reduced PPC volume. Net income was $14,691 or $0.33 per share, compared to a net income of $12,593 or $0.26 per share, in the prior year period. The current and prior year results for the six months ended March 31, 2016 included discrete tax benefits, net, of $356 or $0.01 per share, compared to discrete tax provisions of $494, or $0.01 per share in the six months ended March 31, 2015. Excluding discrete items from the respective periods, Net income would have been $14,335 or $0.32 per share in the six months ended March 31, 2016 compared to $13,087 or $0.27 per share in the six months ended March 31, 2015. Excluding both the impact of foreign currency and discrete tax items, current year-to-date Net income would have been $16,057 or $0.36 per share in the six months ended March 31, 2016, compared to $15,537 or $0.33 in the six months ended March 31, 2015.

Griffon evaluates performance based on Earnings per share and Net income excluding discrete tax items, as applicable. Griffon believes this information is useful to investors. The following table provides a reconciliation of Net income to adjusted net income and Earnings per share to Adjusted earnings per share:

GRIFFON CORPORATION AND SUBSIDIARIES
RECONCILIATION OF NET INCOME
TO ADJUSTED NET INCOME
(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2016	2015	2016	2015
Net income	$6,095	$5,122	$14,691	$12,593
Adjusting items, net of tax:
Discrete tax provisions (benefits)	43	145	(356)	494
Adjusted net income	$6,138	$5,267	$14,335	$13,087
Diluted income per common share	$0.14	$0.11	$0.33	$0.26
Adjusting items, net of tax:
Discrete tax provisions (benefits)	—	—	(0.01)	0.01
Adjusted earnings per common share	$0.14	$0.11	$0.32	$0.27
Weighted-average shares outstanding (in thousands)	43,891	47,669	44,727	47,682

Note: Due to rounding, the sum of earnings per common share and adjusting items, net of tax, may not equal adjusted earnings per common share.

RESULTS OF OPERATIONS

Three and six months ended March 31, 2016 and 2015

Griffon evaluates performance and allocates resources based on each segment's operating results before interest income and expense, income taxes, depreciation and amortization, and unallocated amounts (mainly corporate overhead), as applicable (“Segment adjusted EBITDA”). Griffon believes this information is useful to investors. The following table provides a reconciliation of Segment operating profit to Income before taxes:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2016	2015	2016	2015
Segment operating profit:
Home & Building Products	$17,810	$8,651	$38,969	$25,020
Telephonics	7,875	9,114	15,688	16,631
PPC	5,880	9,867	11,897	17,887
Total segment operating profit	31,565	27,632	66,554	59,538
Net interest expense	(12,348)	(11,857)	(24,360)	(23,494)
Unallocated amounts	(9,379)	(7,580)	(19,007)	(15,844)
Income before taxes	$9,838	$8,195	$23,187	$20,200

The following table provides a reconciliation of Segment adjusted EBITDA to Income before taxes:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2016	2015	2016	2015
Segment adjusted EBITDA:
Home & Building Products	$26,338	$17,330	$56,167	$41,800
Telephonics	10,444	11,616	20,788	21,648
PPC	11,781	15,764	23,566	30,315
Total Segment adjusted EBITDA	48,563	44,710	100,521	93,763
Net interest expense	(12,348)	(11,857)	(24,360)	(23,494)
Segment depreciation and amortization	(16,998)	(17,078)	(33,967)	(34,225)
Unallocated amounts	(9,379)	(7,580)	(19,007)	(15,844)
Income before taxes	$9,838	$8,195	$23,187	$20,200

Home & Building Products

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2016		2015		2016		2015
Revenue:
AMES	$165,847		$159,092		$284,137		$292,202
CBP	113,387		104,513		256,295		243,113
Home & Building Products	$279,234		$263,605		$540,432		$535,315
Segment operating profit	$17,810	6.4%	$8,651	3.3%	$38,969	7.2%	$25,020	4.7%
Depreciation and amortization	8,528		8,679		17,198		16,780
Segment adjusted EBITDA	$26,338	9.4%	$17,330	6.6%	$56,167	10.4%	$41,800	7.8%

For the quarter ended March 31, 2016, revenue increased $15,629 or 6%, compared to the prior year quarter. Excluding a $4,400 or 2% unfavorable foreign currency impact, revenue increased 8% compared to the prior year quarter. AMES revenue increased 4% due to improved U.S. snow tool, garden tool and pot and planter sales; foreign currency was 3% unfavorable. CBP revenue increased 8% due to increased volume and favorable product mix; foreign currency did not have a material impact on CBP revenue.
For the quarter ended March 31, 2016, Segment operating profit increased 106% to $17,810 compared to $8,651 in the prior year quarter, driven by increased sales, operational efficiency improvements and cost control measures at AMES, and increased volume, favorable product mix and decreased material costs at CBP; foreign currency was 2% unfavorable. Segment depreciation and amortization increased $151 from the prior year quarter.

For the six months ended March 31, 2016, revenue increased $5,117 or 1%, compared to the prior year period. Excluding a $14,300 or 3% unfavorable foreign currency impact, revenue increased 4% compared to the prior year period. AMES revenue decreased 3%, due to reduced snow tool sales in both Canada and U.S. as a result of warmer seasonal weather conditions, partially offset by improved pots and planter sales; foreign currency was 4% unfavorable. CBP revenue increased 5% due to increased volume and favorable product mix; foreign currency was 1% unfavorable.

For the six months ended March 31, 2016, Segment operating profit increased 56% to $38,969 compared to $25,020 in the prior year period, driven by AMES operational efficiency improvements and cost control measures and at CBP, increased volume, favorable mix and decreased material costs, partially offset by the impact of reduced snow tool sales at AMES; foreign currency was 11% unfavorable. Segment depreciation and amortization increased $418 from the prior year period.

On February 14, 2016, AMES Australia acquired substantially all of the Intellectual Property (IP) assets of Australia-based Nylex Plastics Pty Ltd. for approximately $1,700. Through this acquisition, AMES and Griffon secured the ownership of the trademark “Nylex” for certain categories of AMES products, principally in the country of Australia.  Previously, the Nylex name was licensed.  The acquisition of the Nylex IP was contemplated as a post-closing activity of the Cyclone acquisition and supports AMES' Australian watering products strategy.  The purchase price was allocated to indefinite lived trademarks and is not deductible for income taxes.

Telephonics

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2016		2015		2016		2015
Revenue	$105,874		$98,687		$214,911		$189,345
Segment operating profit	$7,875	7.4%	$9,114	9.2%	$15,688	7.3%	$16,631	8.8%
Depreciation and amortization	2,569		2,502		5,100		5,017
Segment adjusted EBITDA	$10,444	9.9%	$11,616	11.8%	$20,788	9.7%	$21,648	11.4%

For the quarter ended March 31, 2016, revenue increased $7,187 or 7% compared to the prior year quarter, due to mobile ground surveillance systems, secured digital intercommunication systems and contract manufacturing of dismounted Electronic Countermeasure ("ECM") systems, partially offset by decreased revenue from certain maritime surveillance radar systems.

For the quarter ended March 31, 2016, Segment operating profit decreased $1,239 or 14%, and operating profit margin decreased 180 basis points, compared to the prior year quarter, driven by the timing of work performed on maritime surveillance radar systems, partially offset by the timing of research and development expenses.

For the six months ended March 31, 2016, revenue increased $25,566 or 14%, compared to the prior year period, due to airborne maritime and ground surveillance radar systems and contract manufacturing of dismounted ECM systems, partially offset by cost growth recognized on certain components for airport surveillance radar systems.

For the six months ended March 31, 2016, Segment operating profit decreased $943 or 6%, and operating margin decreased 150 basis points compared to the prior year period, driven by the cost growth on airport surveillance radar systems, partially offset by the timing of work performed on research and development initiatives.

During the six months ended March 31, 2016, Telephonics was awarded several new contracts and incremental funding on existing contracts approximating $219,000. Contract backlog was $446,000 at March 31, 2016, with 76% expected to be fulfilled in the next 12 months. Backlog was $442,000 at September 30, 2015 and $482,000 at March 31, 2015. Backlog is defined as unfilled firm orders for products and services for which funding has been both authorized and appropriated by the customer or Congress, in the case of the U.S. government agencies.
In December 2015, Telephonics invested an additional $2,726, increasing its equity stake from 26% to 49% in Mahindra Telephonics Integrated Systems (MTIS), a joint venture with Mahindra Defence Systems, a Mahindra Group Company. MTIS is an aerospace and defense manufacturing and development facility in Prithla, India.

PPC

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2016		2015		2016		2015
Revenue	$114,999		$137,728		$238,913		$277,520
Segment operating profit	$5,880	5.1%	$9,867	7.2%	$11,897	5.0%	$17,887	6.4%
Depreciation and amortization	5,901		5,897		11,669		12,428
Segment adjusted EBITDA	$11,781	10.2%	$15,764	11.4%	$23,566	9.9%	$30,315	10.9%

For the quarter ended March 31, 2016, revenue decreased $22,729, or 17%, compared to the prior year quarter, due to reduced volume of 12% driven by lower North American baby care orders, a $5,500 or 4% unfavorable foreign currency impact, and a 1% unfavorable impact from the pass through of resin costs in customer selling prices. PPC adjusts selling prices based on underlying resin costs on a delayed basis.

For the quarter ended March 31, 2016, Segment operating profit decreased $3,987 or 40% compared to the prior year quarter, driven by decreased volume and the change in the impact of resin pricing pass through of $1,700, partially offset by favorable product mix; foreign currency had no material impact on Segment operating profit for the quarter. Segment depreciation was consistent with the prior year quarter.

For the six months ended March 31, 2016, revenue decreased $38,607, or 14%, compared to the prior year period, due to the unfavorable impact of foreign currency of $17,100 or 6%, reduced volume of 6% from lower North American baby care orders, a 1% unfavorable product mix and a 1% unfavorable impact from the pass through of resin costs in customer selling prices.

For the six months ended March 31, 2016, Segment operating profit decreased $5,990 or 33% compared to the prior year period driven by decreased volume and first quarter operational inefficiencies experienced in Europe from bringing down equipment for maintenance. Resin and foreign currency had no material impact on Segment operating profit for the year. Segment depreciation decreased $759 from the prior year period.

During April 2016, PPC announced a $50,000 Sof-flex® breathable film investment which will expand breathable film capacity in North America, Europe and Brazil, increase our extrusion and print capacity, and enhance our innovation and technology capabilities. We expect the project to be completed in late calendar 2017.

These investments will allow PPC to maintain and extend its technological advantage and allow us to differentiate ourselves from competitors, while meeting increasing customer demand for lighter, softer, more cost effective and more environmentally friendly products.
In addition, PPC expects to record approximately $5,000 in restructuring charges in the third quarter of 2016. The charges are primarily related to headcount reductions at PPC's Dombuhl, Germany facility, other location headcount reductions and for costs related to the shut down of PPC's Turkey facility. The Dombuhl charges are related to an optimization plan that will drive innovation and enhance our industry leading position in printed breathable backsheet. The facility will be transformed into a state of the art hygiene products facility focused on breathable printed film and siliconized products. In conjunction with this effort, our customer base will be streamlined, and we will dispose of old assets and reduce overhead costs, allowing for gains in efficiencies. Management estimates that these actions will result in annual cash savings of $3,000 based on current operating levels.

Unallocated

For the quarter ended March 31, 2016, unallocated amounts totaled $9,379 compared to $7,580 in the prior year; for the six months ended March 31, 2016, unallocated amounts totaled $19,007 compared to $15,844 in the prior year. The increase in the current quarter and six months compared to the respective prior year periods primarily relates to compensation and incentive costs.

Segment Depreciation and Amortization

Segment depreciation and amortization decreased $80 and $258, respectively, for the quarter and six months ended March 31, 2016 compared to the prior year periods, primarily due to assets fully amortizing, partially offset by the onset of depreciation for new assets placed in service.

Other Expense

For the quarters ended March 31, 2016 and 2015, Other income (expense) included $322 and $985, respectively, of net currency exchange losses in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $10 and $517, respectively, of net investment income.

For the six months ended March 31, 2016 and 2015, Other income (expense) included $109 and $(1,525), respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $202 and $563, respectively, of net investment income.

Provision for income taxes

In both the quarter and six months ended March 31, 2016 and 2015, the Company reported pretax income, and recognized tax provisions of 38.0% and 36.6% for the quarter and six months ended March 31, 2016, respectively, compared to 37.5% and 37.7%, respectively, in the comparable prior year periods.

The six months ended March 31, 2016 included a $356 discrete tax benefit primarily resulting from the retroactive extension of the federal R&D credit signed into law December 18, 2015. The current quarter ended March 31, 2016 included a de minimis discrete tax provision. The comparable prior year periods ended March 31, 2015 included discrete tax provisions of $145 and $494, respectively, primarily resulting from taxes on repatriation of foreign earnings, partially offset by the benefit of the retroactive extension of the federal R&D credit signed into law December 19, 2014 and release of a valuation allowance. Excluding discrete items, the effective tax rates for the quarter and six months ended March 31, 2016 were 37.6% and 38.2%, respectively, compared to 35.7% and 35.2%, respectively, in the comparable prior year periods.

Stock based compensation

For the quarters ended March 31, 2016 and 2015, stock based compensation expense totaled $2,489 and $2,795, respectively. For the six months ended March 31, 2016 and 2015, such expense totaled $5,555 and $5,372, respectively.

Comprehensive income (loss)

For the quarter ended March 31, 2016, total other comprehensive income, net of taxes, of $12,420, included a $13,683 gain from foreign currency translation adjustments primarily due to the strengthening of the Euro, Canadian, Australian and Brazilian currencies, all in comparison to the U.S. Dollar, a $386 benefit from pension amortization of actuarial losses and a $1,649 loss on cash flow hedges.

For the quarter ended March 31, 2015, total other comprehensive loss, net of taxes, of $30,019, included a $30,384 loss from foreign currency translation adjustments primarily due to the weakening of the Euro, Canadian, Australian and Brazilian currencies, all in comparison to the U.S. Dollar, a $353 benefit from pension amortization of actuarial losses, an $80 loss on cash flow hedges and a $92 gain on available-for-sale securities.

For the six months ended March 31, 2016, total other comprehensive income, net of taxes, of $8,442 included a $10,334 gain from foreign currency translation adjustments primarily due to the strengthening of the Australian, Brazilian and Canadian currencies, partially offset by the weakening of the Euro, all in comparison to the U.S. Dollar, and a $772 benefit from pension amortization of actuarial losses and $2,664 loss on cash flow hedges.

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

Discontinued operations – Installation Services

There was no revenue or income from the Installation Services’ business for the quarters and six months ended March 31, 2016 and 2015.

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

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

Cash Flows from Continuing Operations	For the Six Months Ended March 31,
(in thousands)	2016	2015
Net Cash Flows Provided by (Used In):
Operating activities	$(5,408)	$(43,051)
Investing activities	(48,839)	(30,645)
Financing activities	56,321	28,206

Cash used in continuing operations for the six months ended March 31, 2016 was $5,408 compared to $43,051 in the prior year period. Current assets net of current liabilities, excluding short-term debt and cash, increased to $473,005 at March 31, 2016 compared to $397,824 at September 30, 2015, primarily due to decreased collections of accounts receivable and contract costs and recognized income not yet billed and increased settlement of accounts payable and accrued expenses, partially offset by increases in inventory.

During the six months ended March 31, 2016, Griffon used cash for investing activities of $48,839 compared to $30,645 in the prior year; the prior year included proceeds received of $8,891 from the sale of available securities. Capital expenditures for the six months ended March 31, 2016 totaled $45,952, an increase of $6,239 from the prior year. In December 2015, Telephonics invested an additional $2,726 increasing its equity stake from 26% to 49% in Mahindra Telephonics Integrated Systems (MTIS), a joint venture with Mahindra Defence Systems, a Mahindra Group Company. MTIS is an aerospace and defense manufacturing and development facility in Prithla, India. This investment is accounted for using the equity method. On February 14, 2016, AMES Australia acquired substantially all of the Intellectual Property (IP) assets of Australia-based Nylex Plastics Pty Ltd. for approximately $1,700. Through this acquisition, AMES and Griffon secured the ownership of the trademark Nylex for certain categories of AMES products, principally in the country of Australia.  Previously, the Nylex name was licensed.  The acquisition of the Nylex IP was contemplated as a post-closing activity of the Cyclone acquisition and supports AMES' Australian watering products strategy.  The purchase price was allocated to indefinite lived trademarks and is not deductible for income taxes.

During the six months ended March 31, 2016, cash provided by financing activities totaled $56,321 compared to $28,206 in the prior year. The inflow of cash provided by financing activities in the current year compared to the prior year principally reflects the changes in net borrowings under the Revolving Credit Facility (the "Credit Agreement") in 2016 compared to 2015. At March 31, 2016, outstanding borrowings under the Credit Agreement were $122,500 compared to outstanding borrowings of $95,000 at the same date in the prior year. On March 20, 2015 Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock; on July 29, 2015, an additional $50,000 was authorized. Under these programs, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During the six months ended March 31, 2016, Griffon purchased 1,949,338 shares of common stock under both the March 2015 and July 2015 programs, for a total of $29,935 or $15.36 per share. In addition, during the six months ended March 31, 2016, 188,222 shares, with a market value of $3,577, or $19.00 per share, were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock.

During the six months ended March 31, 2016, the Board of Directors approved two quarterly cash dividends of $0.05 per share each. On May 4, 2016 the Board of Directors declared a quarterly cash dividend of $0.05 per share, payable on June 23, 2016 to shareholders of record as of the close of business on May 27, 2016.

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

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. For the six months ended March 31, 2016:

•	The United States Government and its agencies, through either prime or subcontractor relationships, represented 16% of Griffon’s consolidated revenue and 73% of Telephonics’ revenue.

•	Procter & Gamble Co. represented 12% of Griffon’s consolidated revenue and 52% of PPC revenue.

•	The Home Depot represented 13% of Griffon’s consolidated revenue and 24% of HBP’s revenue.

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

Cash and Equivalents and Debt	March 31,	September 30,
(in thousands)	2016	2015
Cash and equivalents	$54,282	$52,001
Notes payables and current portion of long-term debt	19,217	16,593
Long-term debt, net of current maturities	922,563	826,976
Debt discount and issuance costs	15,412	17,630
Total debt	957,192	861,199
Debt, net of cash and equivalents	$902,910	$809,198

On February 27, 2014, in an unregistered offering through a private placement under Rule 144A, Griffon issued, at par, $600,000 of 5.25% Senior Notes due 2022 (“Senior Notes”); interest is payable semi-annually on March 1 and September 1. The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On June 18, 2014, Griffon exchanged all of the Senior Notes for substantially identical Senior Notes registered under the Securities Act of 1933 via an exchange offer. The fair value of the Senior Notes approximated $588,000 on March 31, 2016 based upon quoted market prices (level 1 inputs).

On March 22, 2016, Griffon amended its Credit Agreement to increase the maximum borrowing availability from $250,000 to $350,000, extend its maturity date from March 13, 2020 to March 22, 2021, and modify certain other provisions of the facility. The facility includes a letter of credit sub-facility with a limit of $50,000 and a multi-currency sub-facility of $50,000. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility, or the occurrence or event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, in each case without a floor, plus an applicable margin, which adjusts based on financial performance. Current margins are 1.25% for base rate loans and 2.25% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries (except that a lien on the assets of Griffon's material domestic subsidiaries securing a limited amount of the debt under the credit agreement relating to Griffon's Employee Stock Ownership Plan ("ESOP") ranks pari passu with the lien granted on such assets under the Credit Agreement). At March 31, 2016, outstanding borrowings and standby letters of credit were $122,500 and $15,922, respectively, under the Credit Agreement; $211,578 was available, subject to certain loan covenants, for borrowing at that date.

On December 21, 2009, Griffon issued $100,000 principal of 4% convertible subordinated notes due 2017 (the “2017 Notes”). The current conversion rate of the 2017 Notes is 70.1631 shares of Griffon’s common stock per $1 principal amount of notes, corresponding to a conversion price of $14.25 per share. Prior to July 15, 2016, if for at least 20 trading days out of the last 30 trading days during any fiscal quarter the closing price of Griffon's common stock is 130% or greater than the conversion price on each such trading day, then at any time during the immediately subsequent fiscal quarter any holder has the option to convert such holder's note (and the Company is required to notify the trustee under the notes, and the holders of the notes, that this condition to conversion has been met). At any time on or after July 15, 2016, any holder has the option to convert such holder's notes; Griffon has the right to settle the conversion of the 2017 Notes in cash, stock or a combination of cash and stock. Griffon has the intent and ability to settle the principal components of any conversion of notes in cash. When a cash dividend is declared that would result in an adjustment to the conversion ratio of less than 1%, any adjustment to the conversion ratio is deferred until the first to occur of (i) actual conversion; (ii) the 42nd trading day prior to maturity of the notes; and (iii) such time as the cumulative adjustment equals or exceeds 1%. At both March 31, 2016 and 2015, the 2017 Notes had a capital in excess of par component, net of tax, of $15,720. The fair value of the 2017 Notes approximated $115,375 on March 31, 2016 based upon quoted market prices (level 1 inputs). These notes are classified as long term debt as Griffon has the intent and ability to refinance the principal amount of the notes, including with borrowings under the Credit Agreement.

In September 2015 and March 2016, Griffon entered into mortgage loans in the amounts of $32,280 and $8,000, respectively. The mortgage loans are secured by four properties occupied by Griffon's subsidiaries. The loans mature in September 2025 and April 2018, respectively, are collateralized by the specific properties financed and are guaranteed by Griffon. The loans bear interest at a rate of LIBOR plus 1.50%. At March 31, 2016, 38,556 was outstanding under the mortgages, net of issuance costs.

In December 2013, Griffon’s ESOP entered into an agreement that refinanced the two existing ESOP loans into one new Term Loan in the amount of $21,098 (the "Agreement"). The Agreement also provided for a Line Note with $10,000 available to purchase shares of Griffon common stock in the open market. In July 2014, Griffon's ESOP entered into an amendment to the existing Agreement which provided an additional $10,000 Line Note available to purchase shares in the open market. During 2014, the Line Notes were combined with the Term Loan to form one new Term Loan. The Term Loan bears interest at LIBOR plus 2.38% or the lender’s prime rate, at Griffon’s option. The Term Loan requires quarterly principal payments of $551, with a balloon payment of approximately $30,137 due at maturity on December 31, 2018. During 2014, 1,591,117 shares of Griffon common stock, for a total of $20,000 or $12.57 per share, were purchased with proceeds from the Line Notes. As of March 31, 2016, $35,454, net of issuance costs, was outstanding under the Term Loan. The Term Loan is secured by shares purchased with the proceeds of the loan and with a lien on a specific amount of Griffon assets (which lien ranks pari passu with the lien granted on such assets under the Credit Agreement) and is guaranteed by Griffon.

In October 2006, CBP entered into a capital lease totaling $14,290 for real estate in Troy, Ohio. The lease matures in 2022, bears interest at a fixed rate of 5.0%, is secured by a mortgage on the real estate and is guaranteed by Griffon. At March 31, 2016, $6,850 was outstanding, net of issuance costs.

In September 2015, Clopay Europe GmbH (“Clopay Europe”) entered into a EUR 5,000 ($5,678 as of March 31, 2016) revolving credit facility and a EUR 15,000 term loan. The term loan is payable in twelve quarterly installments of EUR 1,250, bears interest at a fixed rate of 2.5% and matures in September 2018. The revolving facility matures in September 2016, but is renewable upon mutual agreement with the bank. The revolving credit facility accrues interest at EURIBOR plus 1.75% per annum (1.75% at March 31, 2016). The revolver and the term loan are both secured by substantially all of the assets of Clopay Europe and its subsidiaries. Griffon guarantees the revolving facility and term loan. The term loan has an outstanding balance of EUR 12,500 ($14,006 at March 31, 2016, net of issuance costs) and the revolver had no borrowings outstanding at March 31, 2016. Clopay Europe is required to maintain a certain minimum equity to assets ratio and is subject to a maximum debt leverage ratio (defined as the ratio of total debt to EBITDA).
Clopay do Brazil maintains lines of credit of R$12,800 ($3,597 as of March 31, 2016). Interest on borrowings accrues at a rate of Brazilian CDI plus 6.0% (20.13% at March 31, 2016). At March 31, 2016 there was approximately R$6,911($1,942 as of March 31, 2016) borrowed under the lines. PPC guarantees the loan and lines.
In November 2012, Garant G.P. (“Garant”) entered into a CAD $15,000 ($11,567 as of March 31, 2016) revolving credit facility. The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (1.93% LIBOR USD and 2.16% Bankers Acceptance Rate CDN as of March 31, 2016). The revolving facility matures in October 2016. This facility is classified as long term debt as Griffon has the intent and ability to refinance the borrowings. Garant is required to maintain a certain minimum equity.  At March 31, 2016, there was CAD $8,371 ($6,455 as of March 31, 2016) borrowed under the revolving credit facility with CAD $6,629 ($5,112 as of March 31, 2016) available for borrowing.

In December 2013 and May 2014, Griffon Australia Holdings Pty Ltd (formerly known as Northcote Holdings Australia Pty Ltd) entered into two unsecured term loans in the outstanding amounts of AUD 12,500 and AUD 20,000, respectively. The AUD 12,500 term loan requires quarterly interest payments with principal due upon maturity in December 2016. This loan is classified as long term debt as Griffon has the intent and ability to refinance the principal amount. The AUD 20,000 term loan requires quarterly principal payments of AUD 625, with a balloon payment due upon maturity in May 2017. The loans accrue interest at Bank Bill Swap Bid Rate “BBSY” plus 2.8% per annum (5.09% at March 31, 2016 for each loan). As of March 31, 2016, Griffon had an outstanding combined balance of AUD $30,555 ($23,432 as of March 31, 2016) on the term loans, net of issuance costs.

A subsidiary of Northcote Holdings Pty Ltd also maintains a line of credit of AUD 5,000 ($3,835 as of March 31, 2016), which accrues interest at BBSY plus 2.50% per annum (4.79% at March 31, 2016). At March 31, 2016, there were AUD 4,000 ($3,068 as of March 31, 2016) under the lines. The assets of a subsidiary of Northcote Holdings Pty Ltd secures the AUD 5,000 line of credit.

At March 31, 2016, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements.

In each of March 2015 and July 2015, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under both programs, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During the quarter ended March 31, 2016, Griffon purchased 1,516,919 shares of common stock under the March 2015 and July 2015 programs, for a total of $22,705 or $14.97 per share. During the six month period ended March 31, 2016, Griffon purchased 1,949,338 shares of common stock under both the March 2015 and July 2015 programs for a total of $29,935 or $15.36 per share.

The December 10, 2013 repurchase of 4,444,444 shares from GS Direct for $50,000 was effected in a private transaction at a per share price of $11.25, an approximate 9.2% discount to the stock’s closing price on November 12, 2013, the day before announcement of the transaction. This transaction was exclusive of the Company’s authorized share repurchase programs. After closing the transaction, GS Direct continued to hold approximately 5.56 million shares (approximately 10% of the shares outstanding at such time) of Griffon’s common stock. Subject to certain exceptions, if GS Direct intends to sell its remaining 5,555,556 shares of Griffon common stock at any time prior to December 31, 2016, it will first negotiate in good faith to sell such shares to the Company.

From August 2011 through March 31, 2016, Griffon repurchased 18,700,559 shares of its common stock, for a total of $233,067 or $12.46 per share, inclusive of the December 10, 2013 repurchase of 4,444,444 shares of its common stock for $50,000 from GS Direct. As of March 31, 2016, $27,990 remains under the July 2015 Board authorization.

On November 17, 2011, the Company began declaring quarterly cash dividends. During 2015, the Company declared and paid dividends totaling $0.16 per share. During the six months ended March 31, 2016, the Board of Directors approved two quarterly cash dividends of $0.05 per share. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends.

On May 4, 2016 the Board of Directors declared a quarterly cash dividend of $0.05 per share, payable on June 23, 2016 to shareholders of record as of the close of business on May 27, 2016.

During the six months ended March 31, 2016 and 2015, Griffon used cash for discontinued operations of $578 and $545, respectively, primarily related to settling remaining Installation Services liabilities and environmental costs.

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

Foreign Exchange

Griffon conducts business in various non-U.S. countries, primarily in Canada, Germany, Brazil, China and Australia; therefore, changes in the value of the currencies of these countries affect the financial position and cash flows when translated into U.S. Dollars. Griffon has generally accepted the exposure to exchange rate movements relative to its non-U.S. operations. Griffon may, from time to time, hedge its currency risk exposures. A change of 10% or less in the value of all applicable foreign currencies would not have a material effect on Griffon’s financial position and cash flows.

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

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(1)
January 1 - 31, 2016	347,919		$16.51	347,919
February 1 - 29, 2016	749,000		14.28	749,000
March 1 - 31, 2016	421,683	(2)	14.92	420,000
Total	1,518,602		$14.97	1,516,919	$27,990

1.
On each of May 2015 and July 30, 2015, the Company’s Board of Directors authorized the repurchase of up to $50,000 of Griffon common stock; as of March 31, 2016, an aggregate of $27,990 remained available for the purchase of Griffon common stock under the July 30, 2015 $50,000 Board authorization.

2.
Includes (a) 420,000 shares purchased by the Company in open market purchases pursuant to a stock buyback plan authorized by the Company's Board of Directors; and (b) 1,683 shares acquired by the Company from holders of restricted stock upon vesting of the restricted stock, to satisfy tax-withholding obligations of the holders.

Item 3    Defaults Upon Senior Securities
None

Item 4    Mine Safety Disclosures
None

Item 5    Other Information
Amendments to the Registrant’s Code of Ethics, or Waiver of a Provision of the Code of Ethics

On May 4, 2016, Griffon’s Board of Directors approved a new Code of Business Conduct and Ethics (the “Code”), applicable to all directors and employees of Griffon and its subsidiaries worldwide, which Code consolidates and replaces Griffon’s two existing codes of ethics.

The new Code is filed as Exhibit 14.1 to this Quarterly Report on Form 10-Q.

Item 6	Exhibits

10.1
Griffon Corporation 2016 Equity Incentive Plan (incorporated by reference to Exhibit A to Griffon’s Proxy Statement relating to the 2016 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on December 17, 2015).

10.2
Griffon Corporation 2016 Performance Bonus Plan (incorporated by reference to Exhibit B to Griffon’s Proxy Statement relating to the 2016 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on December 17, 2015).

10.3
Third Amended and Restated Credit Agreement, dated as of March 22, 2016, among Griffon Corporation, the several banks and other financial institutions or entities from time to time party thereto, Deutsche Bank Securities Inc. and Wells Fargo Bank, National Association, as co-syndication agents, Bank of America, N.A., Capital One, N.A. and Citizens Bank, National Association, as co-documentation agents and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 99.1 to Griffon’s Current Report on Form 8-K filed March 22, 2016 (Commission File No. 1-06620)).

14.1	Code of Business Conduct and Ethics.

31.1	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Document*

101.DEF	XBRL Taxonomy Extension Definitions Document*

101.LAB	XBRL Taxonomy Extension Labels Document*

101.PRE	XBRL Taxonomy Extension Presentations Document*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFON CORPORATION

/s/ Brian G. Harris
Brian G. Harris
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 4, 2016

EXHIBIT INDEX

10.1
Griffon Corporation 2016 Equity Incentive Plan (incorporated by reference to Exhibit A to Griffon’s Proxy Statement relating to the 2016 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on December 17, 2015).

10.2
Griffon Corporation 2016 Performance Bonus Plan (incorporated by reference to Exhibit B to Griffon’s Proxy Statement relating to the 2016 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on December 17, 2015).

10.3
Third Amended and Restated Credit Agreement, dated as of March 22, 2016, among Griffon Corporation, the several banks and other financial institutions or entities from time to time party thereto, Deutsche Bank Securities Inc. and Wells Fargo Bank, National Association, as co-syndication agents, Bank of America, N.A., Capital One, N.A. and Citizens Bank, National Association, as co-documentation agents and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 99.1 to Griffon’s Current Report on Form 8-K filed March 22, 2016 (Commission File No. 1-06620)).

14.1	Code of Business Conduct and Ethics.

31.1	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Document*

101.DEF	XBRL Taxonomy Extension Definitions Document*

101.LAB	XBRL Taxonomy Extension Labels Document*

101.PRE	XBRL Taxonomy Extension Presentations Document*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.