Form 10-Q
period 2016-06-30
GRIFFON CORP
filed 2016-08-03
CIK 50725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2016

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

The number of shares of common stock outstanding at July 31, 2016 was 46,051,373.

Griffon Corporation and Subsidiaries

Part I – Financial Information
Item 1 – Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited)
	June 30, 2016	September 30, 2015
CURRENT ASSETS
Cash and equivalents	$68,616	$52,001
Accounts receivable, net of allowances of $7,874 and $5,342	222,768	218,755
Contract costs and recognized income not yet billed, net of progress payments of $12,890 and $16,467	121,591	103,895
Inventories, net	314,052	325,809
Prepaid and other current assets	63,962	55,086
Assets of discontinued operations	1,301	1,316
Total Current Assets	792,290	756,862
PROPERTY, PLANT AND EQUIPMENT, net	388,149	379,972
GOODWILL	360,255	356,241
INTANGIBLE ASSETS, net	211,681	213,837
OTHER ASSETS	25,219	22,346
ASSETS OF DISCONTINUED OPERATIONS	2,047	2,175
Total Assets	$1,779,641	$1,731,433

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$17,776	$16,593
Accounts payable	161,379	199,811
Accrued liabilities	109,252	104,997
Liabilities of discontinued operations	1,600	2,229
Total Current Liabilities	290,007	323,630
LONG-TERM DEBT, net	913,838	826,976
OTHER LIABILITIES	153,054	146,923
LIABILITIES OF DISCONTINUED OPERATIONS	2,715	3,379
Total Liabilities	1,359,614	1,300,908
COMMITMENTS AND CONTINGENCIES - See Note 19
SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	420,027	430,525
Total Liabilities and Shareholders’ Equity	$1,779,641	$1,731,433

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION
(in thousands)	SHARES	PAR VALUE			SHARES	COST			Total
Balance at September 30, 2015	79,080	$19,770	$518,485	$454,548	30,737	$(436,559)	$(91,188)	$(34,531)	$430,525
Net income	—	—	—	22,287	—	—	—	—	22,287
Dividend	—	—	—	(6,686)	—	—	—	—	(6,686)
Tax effect from exercise/vesting of equity awards, net	—	—	2,291	—	—	—	—	—	2,291
Amortization of deferred compensation	—	—	—	—	—	—	—	2,102	2,102
Common stock acquired	—	—	—	—	3,202	(50,771)	—	—	(50,771)
Equity awards granted, net	977	244	(244)	—	—	—	—	—	—
ESOP allocation of common stock	—	—	936	—	—	—	—	—	936
Stock-based compensation	—	—	8,432	—	—	—	—	—	8,432
Other comprehensive income, net of tax	—	—	—	—	—	—	10,911	—	10,911
Balance at June 30, 2016	80,057	$20,014	$529,900	$470,149	33,939	$(487,330)	$(80,277)	$(32,429)	$420,027

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Revenue	$462,200	$511,694	$1,456,456	$1,513,874
Cost of goods and services	342,843	388,205	1,106,837	1,158,021
Gross profit	119,357	123,489	349,619	355,853
Selling, general and administrative expenses	88,880	95,575	271,765	283,037
Restructuring and other related charges	5,900	—	5,900	—
Total operating expenses	94,780	95,575	277,665	283,037
Income from operations	24,577	27,914	71,954	72,816
Other income (expense)
Interest expense	(13,039)	(12,169)	(37,454)	(35,935)
Interest income	79	19	134	291
Other, net	142	929	312	(279)
Total other expense, net	(12,818)	(11,221)	(37,008)	(35,923)
Income before taxes	11,759	16,693	34,946	36,893
Provision for income taxes	4,163	5,800	12,659	13,407
Net income	$7,596	$10,893	$22,287	$23,486
Basic income per common share	$0.19	$0.25	$0.54	$0.52
Weighted-average shares outstanding	40,558	44,025	41,318	45,228
Diluted income per common share	$0.18	$0.23	$0.50	$0.50
Weighted-average shares outstanding	43,280	46,980	44,243	47,285
Dividends paid per common share	$0.05	$0.04	$0.15	$0.12
Net income	$7,596	$10,893	$22,287	$23,486
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	796	4,801	11,130	(41,083)
Pension and other post retirement plans	386	353	1,158	1,059
Change in cash flow hedges	1,287	209	(1,377)	55
Change in available-for-sale securities	—	—	—	(870)
Total other comprehensive income (loss), net of taxes	2,469	5,363	10,911	(40,839)
Comprehensive income (loss), net	$10,065	$16,256	$33,198	$(17,353)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,287	$23,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,879	51,901
Stock-based compensation	8,432	8,303
Provision for losses on accounts receivable	350	121
Amortization of debt discounts and issuance costs	5,271	4,894
Deferred income taxes	1,249	1,111
Gain on sale of assets and investments	(240)	(317)
Change in assets and liabilities, net of assets and liabilities acquired:
(Increase) decrease in accounts receivable and contract costs and recognized income not yet billed	(18,437)	14,977
(Increase) decrease in inventories	14,632	(36,483)
(Increase) decrease in prepaid and other assets	1,866	(596)
Decrease in accounts payable, accrued liabilities and income taxes payable	(32,827)	(39,864)
Other changes, net	3,093	2,053
Net cash provided by operating activities	57,555	29,586
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(63,247)	(55,365)
Acquired businesses, net of cash acquired	(4,470)	(2,225)
Proceeds from sale of assets	914	275
Investment sales	715	8,891
Net cash used in investing activities	(66,088)	(48,424)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	371
Dividends paid	(6,686)	(5,807)
Purchase of shares for treasury	(50,771)	(58,218)
Proceeds from long-term debt	263,249	121,523
Payments of long-term debt	(177,973)	(80,495)
Change in short-term borrowings	(45)	(81)
Financing costs	(4,135)	(592)
Tax benefit from exercise/vesting of equity awards, net	2,291	345
Other, net	(86)	206
Net cash provided by (used in) financing activities	25,844	(22,748)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities	(1,152)	(830)
Net cash used in discontinued operations	(1,152)	(830)
Effect of exchange rate changes on cash and equivalents	456	(4,034)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	16,615	(46,450)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	52,001	92,405
CASH AND EQUIVALENTS AT END OF PERIOD	$68,616	$45,955
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

The fair values of Griffon’s 2022 senior notes and 2017 4% convertible notes approximated $703,250 and $121,438, respectively, on June 30, 2016. Fair values were based upon quoted market prices (level 1 inputs).

Insurance contracts with values of $3,229 at June 30, 2016, are measured and recorded at fair value based upon quoted prices in active markets for similar assets (level 2 inputs) and are included in Prepaid and other current assets on the Consolidated Balance Sheets.

Items Measured at Fair Value on a Recurring Basis

At June 30, 2016, trading securities, measured at fair value based on quoted prices in active markets for similar assets (level 2 inputs), with a fair value of $1,259 ($1,000 cost basis) were included in Prepaid and other current assets on the Consolidated Balance Sheets. During the first quarter of 2016, the Company settled trading securities with proceeds totaling $715 and recognized a loss of $13 in Other income (expense). During the second quarter of the prior year, the Company settled all outstanding available-for-sale securities with proceeds totaling $8,891 and recognized a gain of $489 in Other income (expense) and, accordingly, a gain of $870, net of tax, on available-for-sale securities was reclassified out of Accumulated other comprehensive income (loss) ("AOCI"). Realized and unrealized gains and losses on trading securities, and realized gains and losses on available-for-sale securities are included in Other income in the Consolidated Statements of Operations and Comprehensive Income (Loss).

In the normal course of business, Griffon’s operations are exposed to the effects of changes in foreign currency exchange rates. To manage these risks, Griffon may enter into various derivative contracts such as foreign currency exchange contracts, including forwards and options. During 2016, Griffon entered into several such contracts in order to lock into a foreign currency rate for planned settlements of trade and inter-company liabilities payable in US dollars.

At June 30, 2016, Griffon had $32,000 of Australian dollar contracts at a weighted average rate of $1.35, which qualified for hedge accounting. These hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in AOCI and Prepaid and other current assets, or Accrued liabilities, until settlement. Upon settlement, gains and losses are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Cost of goods and services ("COGS"). AOCI included deferred losses of $952 ($695, net of tax) at June 30, 2016 and gains (losses) of $(465) and $120 were recorded in COGS during the quarter and nine months ended June 30, 2016, respectively, for all settled contracts. All contracts expire in 28 to 270 days.

At June 30, 2016, Griffon had $3,383 of Canadian dollar contracts at a weighted average rate of $1.30. The contracts, which protect Canada operations from currency fluctuations for U.S. dollar based purchases, do not qualify for hedge accounting. For the quarter and nine months ended June 30, 2016, a fair value gain (loss) of $42 and $(242), respectively, were recorded to Other liabilities and to Other income for the outstanding contracts, based on similar contract values (level 2 inputs). Realized gains (losses) of $(70) and $107 were recorded in Other income during the quarter and nine months ended June 30, 2016, respectively, for all settled contracts. All contracts expire in 29 to 339 days.

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

In December 2015, Telephonics invested an additional $2,726 increasing its equity stake from 26% to 49% in Mahindra Telephonics Integrated Systems ("MTIS"), a joint venture with Mahindra Defence Systems, a Mahindra Group Company. MTIS is an aerospace and defense manufacturing and development facility in Prithla, India. This investment is accounted for using the equity method.

On April 16, 2015, AMES acquired the assets of an operational wood mill in Champion, PA from the Babcock Lumber Company for $2,225. The purchase price was allocated to property, plant and equipment. The wood mill secures wood supplies, lowers overall production costs and mitigates risk associated with manufacturing handles for wheelbarrows and long-handled tools.

NOTE 4 – INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out or average) or market.

The following table details the components of inventory:

	At June 30, 2016	At September 30, 2015
Raw materials and supplies	$83,147	$91,973
Work in process	73,986	70,811
Finished goods	156,919	163,025
Total	$314,052	$325,809

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

The following table details the components of property, plant and equipment, net:

	At June 30, 2016	At September 30, 2015
Land, building and building improvements	$136,986	$131,546
Machinery and equipment	789,379	747,194
Leasehold improvements	47,997	47,465
	974,362	926,205
Accumulated depreciation and amortization	(586,213)	(546,233)
Total	$388,149	$379,972

Depreciation and amortization expense for property, plant and equipment was $15,780 and $15,541 for the quarters ended June 30, 2016 and 2015, respectively, and $46,236 and $46,099 for the nine months ended June 30, 2016 and 2015, respectively. Depreciation included in SG&A expenses was $3,327 and $3,257 for the quarters ended June 30, 2016 and 2015, respectively, and $9,735 and $9,688 for the nine months ended June 30, 2016 and 2015, respectively. Remaining components of depreciation, attributable to manufacturing operations, are included in Cost of goods and services.

No event or indicator of impairment occurred during the nine months ended June 30, 2016, which would require additional impairment testing of property, plant and equipment.

NOTE 6 – GOODWILL AND OTHER INTANGIBLES

The following table provides changes in the carrying value of goodwill by segment during the nine months ended June 30, 2016:

	At September 30, 2015	Other adjustments including currency translations	At June 30, 2016
Home & Building Products	$285,825	$1,102	$286,927
Telephonics	18,545	—	18,545
PPC	51,871	2,912	54,783
Total	$356,241	$4,014	$360,255

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	At June 30, 2016			At September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$169,909	$45,235	25	$168,560	$39,755
Unpatented technology	6,092	3,934	12.5	6,107	3,525
Total amortizable intangible assets	176,001	49,169		174,667	43,280
Trademarks	84,849	—		82,450	—
Total intangible assets	$260,850	$49,169		$257,117	$43,280

Amortization expense for intangible assets was $1,898 and $1,907 for the quarters ended June 30, 2016 and 2015, respectively and $5,643 and $5,801 for the nine months ended June 30, 2016 and 2015, respectively.

No event or indicator of impairment occurred during the nine months ended June 30, 2016 which would require impairment testing of long-lived intangible assets including goodwill.

NOTE 7 – INCOME TAXES

In both the quarter and nine months ended June 30, 2016 and 2015, the Company reported pretax income, and recognized tax provisions of 35.4% and 36.2% for the quarter and nine months ended June 30, 2016, respectively, compared to 34.7% and 36.3%, respectively, in the comparable prior year periods.

The quarter and nine months ended June 30, 2016 included $775 and $1,132, of discrete tax benefits, respectively, resulting primarily from the release of unrecognized tax benefits and the retroactive extension of the federal R&D credit signed into law December 18, 2015. The comparable prior year periods ended June 30, 2015 included a $250 discrete tax benefit and $244 discrete provision, respectively, primarily resulting from taxes on repatriation of foreign earnings, partially offset by the benefit of the retroactive extension of the federal R&D credit signed into law December 19, 2014 and release of a valuation allowance. Excluding restructuring and discrete items, the effective tax rates for the quarter and nine months ended June 30, 2016 were 37.5% and 37.9%, respectively, compared to 36.3% and 35.7%, respectively, in the comparable prior year periods.

NOTE 8 – LONG-TERM DEBT

		At June 30, 2016					At September 30, 2015
		Outstanding Balance	Original Issuer Discount	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate (1)	Outstanding Balance	Original Issuer Discount	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate (1)
Senior notes due 2022	(a)	$725,000	$(1,514)	$(10,252)	$713,234	5.25%	$600,000	$—	$(8,264)	$591,736	5.25%
Revolver due 2021	(b)	—	—	(2,583)	(2,583)	n/a	35,000	—	(2,049)	32,951	n/a
Convert. debt due 2017	(c)	100,000	(2,374)	(238)	97,388	4.00%	100,000	(5,594)	(571)	93,835	4.00%
Real estate mortgages	(d)	38,533	—	(622)	37,911	n/a	32,280	—	(470)	31,810	n/a
ESOP Loans	(e)	35,092	—	(171)	34,921	n/a	36,744	—	(224)	36,520	n/a
Capital lease - real estate	(f)	6,722	—	(137)	6,585	5.00%	7,524	—	(156)	7,368	5.00%
Non U.S. lines of credit	(g)	6,078	—	(5)	6,073	n/a	8,934	—	(3)	8,931	n/a
Non U.S. term loans	(g)	34,723	—	(166)	34,557	n/a	39,142	—	(299)	38,843	n/a
Other long term debt	(h)	3,550	—	(22)	3,528	n/a	1,575	—	—	1,575	n/a
Totals		949,698	(3,888)	(14,196)	931,614		861,199	(5,594)	(12,036)	843,569
less: Current portion		(17,776)	—	—	(17,776)		(16,593)	—	—	(16,593)
Long-term debt		$931,922	$(3,888)	$(14,196)	$913,838		$844,606	$(5,594)	$(12,036)	$826,976
 (1) n/a = not applicable

		Three Months Ended June 30, 2016					Three Months Ended June 30, 2015
		Effective Interest Rate (1)	Cash Interest	Amort. Debt Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate (1)	Cash Interest	Amort. Debt Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2022	(a)	5.5%	8,641	36	383	9,060	5.5%	7,875	—	323	8,198
Revolver due 2021	(b)	n/a	660	—	137	797	n/a	761	—	116	877
Convert. debt due 2017	(c)	9.1%	1,000	1,093	111	2,204	9.1%	1,000	1,004	111	2,115
Real estate mortgages	(d)	2.3%	194	—	26	220	3.8%	117	—	36	153
ESOP Loans	(e)	3.3%	274	—	18	292	2.9%	255	—	17	272
Capital lease - real estate	(f)	5.4%	87	—	6	93	5.3%	100	—	6	106
Non U.S. lines of credit	(g)	n/a	367	—	23	390	n/a	195	—	—	195
Non U.S. term loans	(g)	n/a	276	—	53	329	n/a	324	—	14	338
Other long term debt	(h)	n/a	97	—	—	97	n/a	12	—	1	13
Capitalized interest			(443)	—	—	(443)		(98)	—	—	(98)
Totals			$11,153	$1,129	$757	$13,039		$10,541	$1,004	$624	$12,169
(1) n/a = not applicable

		Nine Months Ended June 30, 2016					Nine Months Ended June 30, 2015
		Effective Interest Rate (1)	Cash Interest	Amort. Debt Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate (1)	Cash Interest	Amort. Debt Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2022	(a)	5.5%	24,391	36	1,028	25,455	5.5%	23,625	—	967	24,592
Revolver due 2021	(b)	n/a	2,185	—	374	2,559	n/a	1,758	—	407	2,165
Convert. debt due 2017	(c)	9.0%	3,000	3,220	333	6,553	9.2%	3,000	2,956	332	6,288
Real estate mortgages	(d)	2.2%	499	—	55	554	3.8%	357	—	108	465
ESOP Loans	(e)	3.2%	805	—	53	858	2.9%	769	—	52	821
Capital lease - real estate	(f)	5.4%	270	—	19	289	5.3%	308	—	19	327
Non U.S. lines of credit	(g)	n/a	723	—	69	792	n/a	445	—	—	445
Non U.S. term loans	(g)	n/a	832	—	79	911	n/a	1,049	—	44	1,093
Other long term debt	(h)	n/a	195	—	—	195	n/a	65	—	9	74
Capitalized interest			(717)	—	5	(712)		(335)	—	—	(335)
Totals			$32,183	$3,256	$2,015	$37,454		$31,041	$2,956	$1,938	$35,935
(1) n/a = not applicable

(a)
On May 18, 2016, in an unregistered offering through a private placement under Rule 144A, Griffon completed the add-on offering of $125,000 principal amount of its 5.25% senior notes due 2022, at 98.76% of par, to Griffon's previous issuance of $600,000 5.25% senior notes due 2022, at par, which was completed on February 27, 2014 (collectively the “Senior Notes”). As of May 18, 2016, outstanding Senior Notes due totaled $725,000; interest is payable semi-annually on March 1 and September 1. The net proceeds of the add-on offering were used to pay down outstanding borrowings under Griffon's Revolving Credit Facility (the "Credit Agreement"). In connection with the issuance and exchange of the $125,000 senior notes, Griffon capitalized $3,016 of underwriting fees and other expenses in the quarter, which will amortize over the term of such notes; Griffon capitalized $10,313 in connection with the previously issued $600,000 senior notes.

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On July 20, 2016 and June 18, 2014, Griffon exchanged all of the $125,000, and $600,000 Senior Notes, respectively, for substantially identical Senior Notes registered under the Securities Act of 1933 via an exchange offer. The fair value of the Senior Notes approximated $703,250 on June 30, 2016 based upon quoted market prices (level 1 inputs).

(b)
On March 22, 2016, Griffon amended the Credit Agreement to increase the maximum borrowing availability from $250,000 to $350,000, extend its maturity date from March 13, 2020 to March 22, 2021 and modified certain other provisions of the facility. The facility includes a letter of credit sub-facility with a limit of $50,000 and a multi-currency sub-facility of $50,000. The Credit Agreement provides for same day borrowings of base rate loans. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility or the occurrence of an event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, in each case without a floor, plus an applicable margin, which adjusts based on financial performance. Current margins are 1.25% for base rate loans and 2.25% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants, and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries (except that a lien on the assets of Griffon's material domestic subsidiaries securing a limited amount of the debt under the credit agreement relating to Griffon's Employee Stock Ownership Plan ("ESOP") ranks pari passu with the lien granted on such assets under the Credit Agreement; see footnote (e) below). At June 30, 2016, there were no outstanding borrowings and standby letters of credit were $15,794 under the Credit Agreement; $334,206 was available, subject to certain loan covenants, for borrowing at that date.

(c)
On December 21, 2009, Griffon issued $100,000 principal amount of 4% convertible subordinated notes due 2017 (the “2017 Notes”). The current conversion rate of the 2017 Notes is 70.1632 shares of Griffon’s common stock per $1 principal amount of notes, corresponding to a conversion price of $14.25 per share. Since July 15, 2016, any holder has had the option to convert such holder's notes. Under the terms of the 2017 Notes, Griffon has the right to settle the conversion of the 2017 Notes in cash, stock or a combination of cash and stock. On July 14, 2016, Griffon announced that it will settle, upon conversion, up to $125,000 of the conversion value of the 2017 Notes in cash, with amounts in excess of $125,000, if any, to be settled in shares of Griffon common stock. When a cash dividend is declared that would result in an adjustment to the conversion ratio of less than 1%, any adjustment to the conversion ratio is deferred until the first to occur of (i) actual conversion; (ii) the 42nd trading day prior to maturity of the notes; and (iii) such time as the cumulative adjustment equals or exceeds 1%. At both June 30, 2016 and 2015, the 2017 Notes had a capital in excess of par component, net of tax, of $15,720. The fair value of the 2017 Notes approximated $121,438 on June 30, 2016 based upon quoted market prices (level 1 inputs). These notes are classified as long term debt as Griffon has the intent and ability to refinance the principal amount of the notes, including with borrowings under the Credit Agreement.

(d)
In September 2015 and March 2016, Griffon entered into mortgage loans in the amounts of $32,280 and $8,000, respectively. The mortgage loans are secured by four properties occupied by Griffon's subsidiaries. The loans mature in September 2025 and April 2018, respectively, are collateralized by the specific properties financed and are guaranteed by Griffon. The loans bear interest at a rate of LIBOR plus 1.50%. At June 30, 2016, $37,913 was outstanding, net of issuance costs.

(e)
In December 2013, Griffon’s ESOP entered into an agreement that refinanced the two existing ESOP loans into one new Term Loan in the amount of $21,098 (the "Agreement"). The Agreement also provided for a Line Note with $10,000 available to purchase shares of Griffon common stock in the open market. In July 2014, Griffon's ESOP entered into an amendment to the existing Agreement which provided an additional $10,000 Line Note available to purchase shares in the open market. During 2014, the Line Notes were combined with the Term Loan to form one new Term Loan. The Term Loan bears interest at LIBOR plus 2.38% or the lender’s prime rate, at Griffon’s option. The Term Loan requires quarterly principal payments of $551, with a balloon payment of approximately $30,137 due at maturity on December 31, 2018. During 2014, 1,591,117 shares of Griffon common stock, for a total of $20,000 or $12.57 per share, were purchased with proceeds from the Line Notes. As of June 30, 2016, $34,921, net of issuance costs, was outstanding under the Term Loan. The Term Loan is secured by shares purchased with the proceeds of the loan and with a lien on a specific amount of Griffon assets (which lien ranks pari passu with the lien granted on such assets under the Credit Agreement) and is guaranteed by Griffon.

(f)
In October 2006, CBP entered into a capital lease totaling $14,290 for real estate in Troy, Ohio. The lease matures in 2022, bears interest at a fixed rate of 5.0%, is secured by a mortgage on the real estate and is guaranteed by Griffon. At June 30, 2016, $6,585 was outstanding, net of issuance costs.

(g)
In September 2015, Clopay Europe GmbH (“Clopay Europe”) entered into a EUR 5,000 ($5,541 as of June 30, 2016) revolving credit facility and EUR 15,000 term loan. The term loan is payable in twelve quarterly installments of EUR 1,250, bears interest at a fixed rate of 2.5% and matures in September 2018. The revolving facility matures in September 2016, but is renewable upon mutual agreement with the bank. The revolving credit facility accrues interest at EURIBOR plus 1.75% per annum (1.75% at June 30, 2016). The revolver and the term loan are both secured by substantially all of the assets of Clopay Europe and its subsidiaries. Griffon guarantees the revolving facility and term loan. The term loan has an outstanding balance of EUR 11,250 ($12,469 at June 30, 2016) and the revolver had no borrowings outstanding at June 30, 2016. Clopay Europe is required to maintain a certain minimum equity to assets ratio and is subject to a maximum debt leverage ratio (defined as the ratio of total debt to EBITDA).

Clopay do Brazil maintains lines of credit of R$12,800 ($3,738 as of June 30, 2016). Interest on borrowings accrues at a rate of Brazilian CDI plus 6.0% (20.13% at June 30, 2016). At June 30, 2016 there was approximately R$7,175($2,235 as of June 30, 2016) borrowed under the lines. PPC guarantees the lines.
In November 2012, Garant G.P. (“Garant”) entered into a CAD $15,000 ($11,534 as of June 30, 2016) revolving credit facility.  The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (1.95% LIBOR USD and 2.10% Bankers Acceptance Rate CDN as of June 30, 2016). The revolving facility matures in October 2016. This facility is classified as long term debt as Griffon has the intent and ability to refinance the borrowings. Garant is required to maintain a certain minimum equity.  At June 30, 2016, there was CAD $3,068 ($2,359 as of June 30, 2016) borrowed under the revolving credit facility with CAD $11,932 ($9,175 as of June 30, 2016) available for borrowing.

In December 2013 and May 2014, Griffon Australia Holdings Pty Ltd ("Griffon Australia"; formerly known as Northcote Holdings Australia Pty Ltd) entered into two unsecured term loans in the outstanding amounts of AUD 12,500 and AUD 20,000, respectively. The AUD 12,500 term loan required quarterly interest payments with principal due upon maturity in December 2016. As of June 30, 2016, this loan was classified as long term debt as Griffon had the intent and ability to refinance the principal amount. The AUD 20,000 term loan required quarterly principal payments of AUD 625, with a balloon payment due upon maturity in May 2017. The loans accrued interest at Bank Bill Swap Bid Rate “BBSY” plus 2.8% per annum (4.79% at June 30, 2016 for each loan). As of June 30, 2016, Griffon had an outstanding combined balance of AUD $30,000 ($22,254 as of June 30, 2016) on the term loans.

A subsidiary of Northcote Holdings Pty Ltd also maintains a line of credit of AUD 5,000 ($3,709 as of June 30, 2016), which accrues interest at BBSY plus 2.50% per annum (4.49% at June 30, 2016). At June 30, 2016, there were AUD 2,000 ($1,484 as of June 30, 2016) outstanding under the line. The assets of a subsidiary of Northcote Holdings Pty Ltd secures the AUD 5,000 line of credit.

In July 2016, Griffon Australia and its Australian subsidiaries entered into an AUD 10,000 revolver and an AUD 30,000 term loan. The term loan refinanced the two existing term loans referred to above. The term loan requires quarterly principal payments of AUD 750 plus interest with a balloon payment of AUD 21,000 due upon maturity in June 2019, and accrues interest at Bank Bill Swap Bid Rate “BBSY” plus 2.25% per annum. The revolving facility matures in June 2017 but is renewable upon mutual agreement with the bank, and accrues interest at BBSY plus 2.0% per annum. The revolver and the term loan are both secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon guarantees the term loan. Griffon Australia is required to maintain a certain minimum equity level and is subject to a maximum leverage ratio and a minimum fixed charges cover ratio.

(h)	Other long-term debt primarily consists of a loan with the Pennsylvania Industrial Development Authority with the balance consisting of capital leases.
At June 30, 2016, Griffon and its subsidiaries were in compliance with the terms and covenants of all credit and loan agreements.

NOTE 9 — SHAREHOLDERS’ EQUITY

During 2016, the Company paid a quarterly cash dividend of $0.05 per share in each quarter, totaling $0.15 per share for the nine months ended June 30, 2016. During 2015, the Company paid quarterly cash dividends of $0.04 per share, totaling $0.16 per share for the year. Dividends paid on allocated shares in the ESOP were used to pay down the ESOP loan and recorded as a reduction of debt service payments and compensation expense. A dividend payable was established for the holders of restricted shares; such dividends will be released upon vesting of the underlying restricted shares.

On August 3, 2016 the Board of Directors declared a quarterly cash dividend of $0.05 per share, payable on September 22, 2016 to shareholders of record as of the close of business on August 25, 2016.

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

On January 29, 2016, shareholders approved the Griffon Corporation 2016 Equity Incentive Plan ("Incentive Plan") under which awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, restricted stock units, deferred shares and other stock-based awards may be granted. Options granted under the Incentive Plan may be either “incentive stock options” or nonqualified stock options, generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The maximum number of shares of common stock available for award under the Incentive Plan is 2,350,000 (600,000 of which may be issued as incentive stock options), plus (i) any shares reserved for issuance under the 2011 Equity Incentive Plan as of the effective date of the Incentive Plan, and (ii) any shares underlying awards outstanding on such effective date under the 2011 Incentive Plan that are canceled or forfeited. As of June 30, 2016, there were 1,807,343 shares available for grant.

All grants outstanding under former equity plans will continue under their terms; no additional awards will be granted under such plans.

During the first quarter of 2016, Griffon granted 372,243 shares of restricted stock, subject to certain performance conditions, with vesting periods of three years, with a total fair value of $6,425, or a weighted average fair value of $17.26 per share. During the second quarter of 2016, Griffon granted 677,461 shares of restricted stock consisting of 605,000 shares to two senior executives with a vesting period of four years and a two year post-vesting holding period, and 31,761 shares of restricted stock, subject to certain performance conditions, with a vesting period of three years and a fair value of $473, or a weighted average fair value of $14.90 per share. Griffon also granted 40,700 shares with a vesting period of three years and a fair value of $618, or a weighted average fair value of $15.18 per share. The grants issued to two senior executive are subject to the achievement of certain absolute and relative performance conditions relating to the price of Griffon’s common stock. So long as the minimum performance condition is attained, the amount of shares that can vest will range from 220,000 to 605,000.  The total fair value of these restricted shares is approximately $4,247, or a weighted average fair value of $7.02. During the third quarter of 2016, no shares of restricted stock were granted.

For the quarters ended June 30, 2016 and 2015, stock based compensation expense totaled $2,877 and $2,931, respectively. For the nine months ended June 30, 2016 and 2015, stock based compensation expense totaled $8,432 and $8,303, respectively.

During the quarter and nine months ended June 30, 2016, 300,399 shares, with a market value of $4,834 or $16.09 per share, and 488,621 shares, with a market value of $8,410 or $17.21 per share, respectively, were withheld to settle employee taxes due to the vesting of restricted stock, and were added to treasury.

On each of March 20, 2015 and July 29, 2015, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under these share repurchase programs, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During the quarter ended June 30, 2016, Griffon purchased 764,738 shares of common stock under the July 2015 program, for a total of $12,297 or $16.08 per share. During the nine months ended June 30, 2016, Griffon purchased 2,714,076 shares of common stock under both the March 2015 and July 2015 programs, for a total of $42,232 or $15.56 per share. As of June 30, 2016, $15,693 remains under the July 2015 Board authorization.

On August 3, 2016, Griffon's Board of Directors authorized the repurchase of an additional $50,000 of Griffon's outstanding common stock. During the fourth quarter, through and including August 2, 2016, the Company purchased 64,706 shares for a total of $1,078. Accordingly, Griffon now has $14,615 available under the July 2015 authorization and a total of $64,615 available for the purchase of its shares of common stock inclusive of the August 3, 2016 authorization.

From August 2011 to June 30, 2016, Griffon repurchased 15,020,853 shares of common stock, for a total of $195,364 or $13.01 per share, under Board authorized repurchase programs. In addition to repurchases under Board authorized programs, on December 10, 2013, Griffon repurchased 4,444,444 shares of its common stock for $50,000 from GS Direct, L.L.C. (“GS Direct”), an affiliate of The Goldman Sachs Group, Inc. Subject to certain exceptions, if GS Direct intends to sell its remaining 5,555,556 shares of Griffon common stock at any time prior to December 31, 2016, it will first negotiate in good faith to sell such shares to the Company.

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

The following table is a reconciliation of the share amounts (in thousands) used in computing earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Weighted average shares outstanding - basic	40,558	44,025	41,318	45,228
Incremental shares from stock based compensation	1,876	2,056	2,047	1,929
Convertible debt due 2017	846	899	878	128

Weighted average shares outstanding - diluted	43,280	46,980	44,243	47,285

Anti-dilutive options excluded from diluted EPS computation	377	480	404	514

As of June 30, 2016, Griffon had the intent and ability to settle the principal amount of the 2017 Notes in cash, and as such, the potential issuance of shares related to the principal amount of the 2017 Notes does not affect diluted shares. On July 14, 2016, Griffon announced that it will settle, upon conversion, up to $125,000 of the conversion value in cash, with the incremental amount, if any, to be settled in shares of Griffon common stock.

NOTE 11 – BUSINESS SEGMENTS

Griffon’s reportable segments are as follows:

•
HBP is a leading manufacturer and marketer of residential, commercial and industrial garage doors to professional dealers and major home center retail chains, as well as a global provider of non-powered landscaping products for homeowners and professionals.

•	Telephonics develops, designs and manufactures high-technology integrated information, communication and sensor system solutions for military and commercial markets worldwide.

•	PPC is an international leader in the development and production of embossed, laminated and printed specialty plastic films used in a variety of hygienic, health-care and industrial applications.

Information on Griffon’s reportable segments is as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
REVENUE	2016	2015	2016	2015
Home & Building Products:
AMES	$122,198	$140,614	$406,335	$432,816
CBP	133,362	131,577	389,657	374,690
Home & Building Products	255,560	272,191	795,992	807,506
Telephonics	91,767	115,340	306,678	304,685
PPC	114,873	124,163	353,786	401,683
Total consolidated net sales	$462,200	$511,694	$1,456,456	$1,513,874

The following table reconciles segment operating profit to income before taxes:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
INCOME BEFORE TAXES	2016	2015	2016	2015
Segment operating profit:
Home & Building Products	$23,201	$16,268	$62,170	$41,288
Telephonics	9,471	13,284	25,159	29,915
PPC	1,672	8,299	13,569	26,186
Total segment operating profit	34,344	37,851	100,898	97,389
Net interest expense	(12,960)	(12,150)	(37,320)	(35,644)
Unallocated amounts	(9,625)	(9,008)	(28,632)	(24,852)
Income before taxes	$11,759	$16,693	$34,946	$36,893

Griffon evaluates performance and allocates resources based on each segment's operating results before interest income and expense, income taxes, depreciation and amortization, unallocated amounts (mainly corporate overhead) and restructuring charges, as applicable (“Segment adjusted EBITDA”). Griffon believes this information is useful to investors for the same reason.

The following table provides a reconciliation of Segment adjusted EBITDA to Income before taxes:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2016	2015	2016	2015
Segment adjusted EBITDA:
Home & Building Products	$32,082	$25,386	$88,249	$67,186
Telephonics	12,125	15,712	32,913	37,360
PPC	13,588	14,084	37,154	44,399
Total Segment adjusted EBITDA	57,795	55,182	158,316	148,945
Net interest expense	(12,960)	(12,150)	(37,320)	(35,644)
Segment depreciation and amortization	(17,551)	(17,331)	(51,518)	(51,556)
Unallocated amounts	(9,625)	(9,008)	(28,632)	(24,852)
Restructuring charges	(5,900)	—	(5,900)	—
Income before taxes	$11,759	$16,693	$34,946	$36,893

Unallocated amounts typically include general corporate expenses not attributable to a reportable segment.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
DEPRECIATION and AMORTIZATION	2016	2015	2016	2015
Segment:
Home & Building Products	$8,881	$9,118	$26,079	$25,898
Telephonics	2,654	2,428	7,754	7,445
PPC	6,016	5,785	17,685	18,213
Total segment depreciation and amortization	17,551	17,331	51,518	51,556
Corporate	126	117	361	345
Total consolidated depreciation and amortization	$17,677	$17,448	$51,879	$51,901

CAPITAL EXPENDITURES
Segment:
Home & Building Products	$9,148	$8,644	$37,263	$30,019
Telephonics	2,360	1,644	5,598	3,952
PPC	5,648	4,820	19,008	19,985
Total segment	17,156	15,108	61,869	53,956
Corporate	139	544	1,378	1,409
Total consolidated capital expenditures	$17,295	$15,652	$63,247	$55,365

ASSETS	At June 30, 2016	At September 30, 2015
Segment assets:
Home & Building Products	$1,018,530	$1,034,032
Telephonics	318,654	302,560
PPC	347,096	343,519
Total segment assets	1,684,280	1,680,111
Corporate	92,013	47,831
Total continuing assets	1,776,293	1,727,942
Assets of discontinued operations	3,348	3,491
Consolidated total	$1,779,641	$1,731,433

NOTE 12 – DEFINED BENEFIT PENSION EXPENSE

Defined benefit pension expense (income) was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Interest cost	$1,065	$2,207	$5,225	$6,621
Expected return on plan assets	(2,489)	(2,932)	(8,321)	(8,796)
Amortization:
Prior service cost	3	4	11	12
Recognized actuarial loss	590	541	1,771	1,623
Net periodic expense (income)	$(831)	$(180)	$(1,314)	$(540)

In 2016, the Company changed the method used to estimate the service and interest components of net periodic benefit cost for pension and other post-retirement benefits from the single weighted-average discount rate to the spot rate method.  There was no impact on the total benefit obligation.

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

NOTE 14 – DISCONTINUED OPERATIONS

The following amounts related to the Installation Services segment, discontinued in 2008, and other businesses discontinued several years ago, which have been segregated from Griffon’s continuing operations, and are reported as assets and liabilities of discontinued operations in the condensed consolidated balance sheets:

	At June 30, 2016	At September 30, 2015
Assets of discontinued operations:
Prepaid and other current assets	$1,301	$1,316
Other long-term assets	2,047	2,175
Total assets of discontinued operations	$3,348	$3,491

Liabilities of discontinued operations:
Accrued liabilities, current	$1,600	$2,229
Other long-term liabilities	2,715	3,379
Total liabilities of discontinued operations	$4,315	$5,608

There was no Installation Services revenue or income for the nine months ended June 30, 2016 or 2015.

NOTE 15 – RESTRUCTURING AND OTHER RELATED CHARGES

During the third quarter of 2016, PPC incurred pre-tax restructuring and related exit costs approximating $5,900 primarily related to headcount reductions at PPC’s Dombuhl, Germany facility, other location headcount reductions and for costs related to the shut down of PPC's Turkey facility. These actions resulted in the elimination of approximately 83 positions. The Dombuhl charges are related to an optimization plan that will drive innovation and enhance our industry leading position in printed breathable back sheet. The facility will be transformed into a state of the art hygiene products facility focused on breathable printed film and siliconized products. In conjunction with this effort, our customer base will be streamlined, and we will dispose of old assets and reduce overhead costs, allowing for gains in efficiencies.

A summary of the restructuring and other related charges included in the line item “Restructuring and other related charges” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) were recognized as follows:

	Workforce Reduction	Facilities & Exit Costs	Other Related Costs	Non-cash Facility and Other	Total
Amounts incurred in:
Quarter ended June 30, 2016	$3,337	$659	$1,073	$831	$5,900
Nine Months Ended June 30, 2016	$3,337	$659	$1,073	$831	$5,900

The activity in the restructuring accrual recorded in accrued liabilities consisted of the following:

	Workforce Reduction	Facilities & Exit Costs	Other Related	Total
Accrued liability at September 30, 2015	$—	$—	$—	$—
Charges	3,337	659	1,073	5,069
Payments	(530)	(28)	(217)	(775)
Accrued liability at June 30, 2016	$2,807	$631	$856	$4,294

NOTE 16 – OTHER EXPENSE

For the quarters ended June 30, 2016 and 2015, Other income (expense) included $192 and $722, respectively, of net currency exchange losses in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $58 and $(36), respectively, of net investment income (loss).

For the nine months ended June 30, 2016 and 2015, Other income (expense) included $301 and $(803), respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $260 and $527, respectively, of net investment income.

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

Changes in Griffon’s warranty liability, included in Accrued liabilities, were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Balance, beginning of period	$5,185	$5,675	$4,756	$4,935
Warranties issued and changes in estimated pre-existing warranties	1,293	1,057	3,489	3,848
Actual warranty costs incurred	(1,494)	(1,803)	(3,261)	(3,854)
Balance, end of period	$4,984	$4,929	$4,984	$4,929

NOTE 18 – OTHER COMPREHENSIVE INCOME (LOSS)

The amounts recognized in other comprehensive income (loss) were as follows:

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$796	$—	$796	$4,801	$—	$4,801
Pension and other defined benefit plans	593	(207)	386	545	(192)	353
Cash flow hedges	1,838	(551)	1,287	278	(69)	209
Total other comprehensive income (loss)	$3,227	$(758)	$2,469	$5,624	$(261)	$5,363

	Nine Months Ended June 30, 2016			Nine Months Ended June 30, 2015
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$11,130	$—	$11,130	$(41,083)	$—	$(41,083)
Pension and other defined benefit plans	1,782	(624)	1,158	1,635	(576)	1,059
Cash flow hedges	(1,967)	590	(1,377)	74	(19)	55
Available-for-sale securities	—	—	—	(1,370)	500	(870)
Total other comprehensive income (loss)	$10,945	$(34)	$10,911	$(40,744)	$(95)	$(40,839)

The components of Accumulated other comprehensive income (loss) are as follows:

	June 30, 2016	September 30, 2015
Foreign currency translation adjustments	$(49,048)	$(60,178)
Pension and other defined benefit plans	(30,534)	(31,692)
Change in Cash flow hedges	(695)	682
	$(80,277)	$(91,188)

Amounts reclassified from accumulated other comprehensive income (loss) to income were as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
Gain (Loss)	2016	2015	2016	2015
Pension amortization	$(593)	$(545)	$(1,782)	$(1,635)
Cash flow hedges	(764)	100	324	520
Available-for-sale securities	—	—	—	1,370
Total gain (loss)	(1,357)	(445)	(1,458)	255
Tax benefit (expense)	407	162	438	(80)
Total	$(950)	$(283)	$(1,020)	$175

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

Union Fork and Hoe, Frankfort, NY site. The former Union Fork and Hoe property in Frankfort, NY was acquired by Ames in 2006 as part of a larger acquisition, and has historic site contamination involving chlorinated solvents, petroleum hydrocarbons and metals. AMES has entered into an Order on Consent with the New York State Department of Environmental Conservation. While the Order is without admission or finding of liability or acknowledgment that there has been a release of hazardous substances at the site, AMES is required to perform a remedial investigation of certain portions of the property and to recommend a remediation option. At the conclusion of the remediation phase to the satisfaction of the DEC, the DEC will issue a Certificate of Completion. AMES has performed significant investigative and remedial activities in the last few years under work plans approved by the DEC, and the DEC recently approved the final remedial investigation report. In May 2016, AMES submitted a Feasibility Study, evaluating a number of remedial options, and recommending excavation and offsite disposal of lead contaminated soils and capping of other areas of the site impacted by other metals. The DEC is evaluating the Feasibility Study and is expected to issue a Record of Decision approving the selection of a remedial alternative in late 2016 or early 2017. Implementation of the selected remedial alternative is expected to occur in 2017. AMES has a number of defenses to liability in this matter, including its rights under a Consent Judgment entered into between the DEC and a predecessor of AMES relating to the site.

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

Operating Leases

Griffon rents property and equipment under operating leases expiring at various dates. Most of the real property leases have escalation clauses related to increases in real property taxes. Rent expense for all operating leases totaled approximately $7,141 and $7,757 for the three months ended June 30, 2016 and 2015, respectively and totaled approximately $21,778 and $15,400 for the nine months ended June 30, 2016 and 2015, respectively. Aggregate future annual minimum lease payments for operating leases are $26,655 in 2016, $21,710 in 2017, $17,815 in 2018, $14,704 in 2019, $10,036 in 2020 and $9,294 thereafter.

NOTE 20 — CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the domestic assets of Clopay Building Products Company, Inc., Clopay Plastic Products Company, Inc., Telephonics Corporation, The AMES Companies, Inc., ATT Southern, Inc. and Clopay Ames True Temper Holding Corp., all of which are indirectly 100% owned by Griffon. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act of 1933, presented below are condensed consolidating financial information as of June 30, 2016 and September 30, 2015 and for the three and nine months ended June 30, 2016 and 2015. The financial information may not necessarily be indicative of the results of operations or financial position of the guarantor companies or non-guarantor companies had they operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly-owned subsidiaries accounted for under the equity method.

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

CONDENSED CONSOLIDATING BALANCE SHEETS
At June 30, 2016

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CURRENT ASSETS
Cash and equivalents	$22,699	$8,691	$37,226	$—	$68,616
Accounts receivable, net of allowances	—	195,787	56,022	(29,041)	222,768
Contract costs and recognized income not yet billed, net of progress payments	—	121,352	239	—	121,591
Inventories, net	—	240,544	73,508	—	314,052
Prepaid and other current assets	34,652	30,343	14,408	(15,441)	63,962
Assets of discontinued operations	—	—	1,301	—	1,301
Total Current Assets	57,351	596,717	182,704	(44,482)	792,290
PROPERTY, PLANT AND EQUIPMENT, net	1,026	289,928	97,195	—	388,149
GOODWILL	—	284,875	75,380	—	360,255
INTANGIBLE ASSETS, net	—	149,073	62,608	—	211,681
INTERCOMPANY RECEIVABLE	553,059	799,370	292,743	(1,645,172)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	808,951	661,936	1,805,573	(3,276,460)	—
OTHER ASSETS	6,854	8,999	24,312	(14,946)	25,219
ASSETS OF DISCONTINUED OPERATIONS	—	—	2,047	—	2,047
Total Assets	$1,427,241	$2,790,898	$2,542,562	$(4,981,060)	$1,779,641
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$2,735	$2,304	$12,737	$—	$17,776
Accounts payable and accrued liabilities	53,989	177,862	83,597	(44,817)	270,631
Liabilities of discontinued operations	—	—	1,600	—	1,600
Total Current Liabilities	56,724	180,166	97,934	(44,817)	290,007

LONG-TERM DEBT, net	848,004	19,424	46,410	—	913,838
INTERCOMPANY PAYABLES	68,957	743,810	815,214	(1,627,981)	—
OTHER LIABILITIES	33,529	105,679	22,224	(8,378)	153,054
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	2,715	—	2,715
Total Liabilities	1,007,214	1,049,079	984,497	(1,681,176)	1,359,614
SHAREHOLDERS’ EQUITY	420,027	1,741,819	1,558,065	(3,299,884)	420,027
Total Liabilities and Shareholders’ Equity	$1,427,241	$2,790,898	$2,542,562	$(4,981,060)	$1,779,641

CONDENSED CONSOLIDATING BALANCE SHEETS
At September 30, 2015

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CURRENT ASSETS
Cash and equivalents	$2,440	$10,671	$38,890	$—	$52,001
Accounts receivable, net of allowances	—	178,830	61,772	(21,847)	218,755
Contract costs and recognized income not yet billed, net of progress payments	—	103,879	16	—	103,895
Inventories, net	—	257,929	67,880	—	325,809
Prepaid and other current assets	23,493	27,584	12,488	(8,479)	55,086
Assets of discontinued operations	—	—	1,316	—	1,316
Total Current Assets	25,933	578,893	182,362	(30,326)	756,862

PROPERTY, PLANT AND EQUIPMENT, net	1,108	286,854	92,010	—	379,972
GOODWILL	—	284,875	71,366	—	356,241
INTANGIBLE ASSETS, net	—	152,412	61,425	—	213,837
INTERCOMPANY RECEIVABLE	542,297	904,840	263,480	(1,710,617)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	745,262	644,577	1,740,889	(3,130,728)	—
OTHER ASSETS	41,774	30,203	9,959	(59,590)	22,346
ASSETS OF DISCONTINUED OPERATIONS	—	—	2,175	—	2,175
Total Assets	$1,356,374	$2,882,654	$2,423,666	$(4,931,261)	$1,731,433
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$2,202	$3,842	$10,549	$—	$16,593
Accounts payable and accrued liabilities	30,158	222,758	72,843	(20,951)	304,808
Liabilities of discontinued operations	—	—	2,229	—	2,229
Total Current Liabilities	32,360	226,600	85,621	(20,951)	323,630
LONG-TERM DEBT, net	752,839	17,116	57,021	—	826,976
INTERCOMPANY PAYABLES	76,477	831,345	775,120	(1,682,942)	—
OTHER LIABILITIES	64,173	126,956	28,428	(72,634)	146,923
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	3,379	—	3,379
Total Liabilities	925,849	1,202,017	949,569	(1,776,527)	1,300,908
SHAREHOLDERS’ EQUITY	430,525	1,680,637	1,474,097	(3,154,734)	430,525
Total Liabilities and Shareholders’ Equity	$1,356,374	$2,882,654	$2,423,666	$(4,931,261)	$1,731,433

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended June 30, 2016

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$369,235	$100,420	$(7,455)	$462,200
Cost of goods and services	—	267,804	82,914	(7,875)	342,843
Gross profit	—	101,431	17,506	420	119,357
Selling, general and administrative expenses	6,646	64,735	17,591	(92)	88,880
Restructuring and other related charges	—	1,299	4,601	—	5,900
Total operating expenses	6,646	66,034	22,192	(92)	94,780

Income (loss) from operations	(6,646)	35,397	(4,686)	512	24,577

Other income (expense)
Interest income (expense), net	(3,347)	(7,656)	(1,957)	—	(12,960)
Other, net	67	714	(127)	(512)	142
Total other income (expense)	(3,280)	(6,942)	(2,084)	(512)	(12,818)
Income (loss) before taxes	(9,926)	28,455	(6,770)	—	11,759
Provision (benefit) for income taxes	12,946	7,167	(15,950)	—	4,163
Income (loss) before equity in net income of subsidiaries	(22,872)	21,288	9,180	—	7,596
Equity in net income (loss) of subsidiaries	30,468	7,454	21,288	(59,210)	—
Net income (loss)	$7,596	$28,742	$30,468	$(59,210)	$7,596

Net Income (loss)	$7,596	$28,742	$30,468	$(59,210)	$7,596
Other comprehensive income (loss), net of taxes	2,469	(2,652)	4,920	(2,268)	2,469
Comprehensive income (loss)	$10,065	$26,090	$35,388	$(61,478)	$10,065

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended June 30, 2015

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$416,433	$110,204	$(14,943)	$511,694
Cost of goods and services	—	310,578	85,841	(8,214)	388,205
Gross profit	—	105,855	24,363	(6,729)	123,489
Selling, general and administrative expenses	5,978	73,190	24,286	(7,879)	95,575
Income (loss) from operations	(5,978)	32,665	77	1,150	27,914
Other income (expense)
Interest income (expense), net	(2,402)	(7,770)	(1,978)	—	(12,150)
Other, net	(26)	2,075	30	(1,150)	929
Total other income (expense)	(2,428)	(5,695)	(1,948)	(1,150)	(11,221)
Income (loss) before taxes	(8,406)	26,970	(1,871)	—	16,693
Provision (benefit) for income taxes	(3,194)	9,726	(732)	—	5,800
Income (loss) before equity in net income of subsidiaries	(5,212)	17,244	(1,139)	—	10,893
Equity in net income (loss) of subsidiaries	16,105	(1,206)	17,244	(32,143)	—
Net income (loss)	$10,893	$16,038	$16,105	$(32,143)	$10,893

Net Income (loss)	$10,893	$16,038	$16,105	$(32,143)	$10,893
Other comprehensive income (loss), net of taxes	5,363	2,077	3,258	(5,335)	5,363
Comprehensive income (loss)	$16,256	$18,115	$19,363	$(37,478)	$16,256

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended June 30, 2016

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$1,165,484	$313,766	$(22,794)	$1,456,456
Cost of goods and services	—	879,391	251,303	(23,857)	1,106,837
Gross profit	—	286,093	62,463	1,063	349,619
Selling, general and administrative expenses	19,574	196,879	55,589	(277)	271,765
Restructuring and other related charges	—	1,299	4,601	—	5,900
Total operating expenses	19,574	198,178	60,190	(277)	277,665
Income (loss) from operations	(19,574)	87,915	2,273	1,340	71,954
Other income (expense)
Interest income (expense), net	(8,299)	(23,197)	(5,824)	—	(37,320)
Other, net	278	2,634	(1,260)	(1,340)	312
Total other income (expense)	(8,021)	(20,563)	(7,084)	(1,340)	(37,008)
Income (loss) before taxes	(27,595)	67,352	(4,811)	—	34,946
Provision (benefit) for income taxes	3,499	23,996	(14,836)	—	12,659
Income (loss) before equity in net income of subsidiaries	(31,094)	43,356	10,025	—	22,287
Equity in net income (loss) of subsidiaries	53,381	8,275	43,356	(105,012)	—
Net income (loss)	$22,287	$51,631	$53,381	$(105,012)	$22,287

Net Income (loss)	$22,287	$51,631	$53,381	$(105,012)	$22,287
Other comprehensive income (loss), net of taxes	10,911	(451)	11,161	(10,710)	10,911
Comprehensive income (loss)	$33,198	$51,180	$64,542	$(115,722)	$33,198

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended June 30, 2015

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$1,194,589	$362,291	$(43,006)	$1,513,874
Cost of goods and services	—	906,573	285,435	(33,987)	1,158,021
Gross profit	—	288,016	76,856	(9,019)	355,853
Selling, general and administrative expenses	16,799	214,717	61,734	(10,213)	283,037
Total operating expenses	16,799	214,717	61,734	(10,213)	283,037
Income (loss) from operations	(16,799)	73,299	15,122	1,194	72,816
Other income (expense)
Interest income (expense), net	(6,530)	(22,895)	(6,219)	—	(35,644)
Loss from debt extinguishment, net	—	—	—	—	—
Other, net	541	4,985	(4,611)	(1,194)	(279)
Total other income (expense)	(5,989)	(17,910)	(10,830)	(1,194)	(35,923)
Income (loss) before taxes	(22,788)	55,389	4,292	—	36,893
Provision (benefit) for income taxes	(8,659)	20,525	1,541	—	13,407
Income (loss) before equity in net income of subsidiaries	(14,129)	34,864	2,751	—	23,486
Equity in net income (loss) of subsidiaries	37,615	4,095	34,864	(76,574)	—
Net income (loss)	$23,486	$38,959	$37,615	$(76,574)	$23,486

Net Income (loss)	$23,486	$38,959	$37,615	$(76,574)	$23,486
Other comprehensive income (loss), net of taxes	(40,839)	(14,578)	(25,962)	40,540	(40,839)
Comprehensive income (loss)	$(17,353)	$24,381	$11,653	$(36,034)	$(17,353)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2016

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$22,287	$51,631	$53,381	$(105,012)	$22,287
Net cash provided by (used in) operating activities:	(15,620)	54,730	18,445	—	57,555
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(221)	(51,494)	(11,532)	—	(63,247)
Acquired businesses, net of cash acquired	—	(2,726)	(1,744)	—	(4,470)
Proceeds from sale of investments	715	—		—	715
Proceeds from sale of assets	—	757	157	—	914
Net cash provided by (used in) investing activities	494	(53,463)	(13,119)	—	(66,088)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(50,771)	—	—	—	(50,771)
Proceeds from long-term debt	238,450	2,336	22,463	—	263,249
Payments of long-term debt	(143,785)	(1,599)	(32,589)	—	(177,973)
Change in short-term borrowings	—	—	(45)	—	(45)
Financing costs	(4,028)	—	(107)	—	(4,135)
Tax benefit from exercise/vesting of equity awards, net	2,291	—	—	—	2,291
Dividends paid	(6,686)	—	—	—	(6,686)
Other, net	(86)	(3,984)	3,984	—	(86)
Net cash provided by (used in) financing activities	35,385	(3,247)	(6,294)	—	25,844
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	—	—	(1,152)	—	(1,152)
Effect of exchange rate changes on cash and equivalents	—	—	456	—	456
NET DECREASE IN CASH AND EQUIVALENTS	20,259	(1,980)	(1,664)	—	16,615
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,440	10,671	38,890	—	52,001
CASH AND EQUIVALENTS AT END OF PERIOD	$22,699	$8,691	$37,226	$—	$68,616

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2015

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$23,486	$38,959	$37,615	$(76,574)	$23,486
Net cash provided by (used in) operating activities:	4,582	16,063	8,941	—	29,586
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(203)	(40,918)	(14,244)	—	(55,365)
Acquired businesses, net of cash acquired	—	(2,225)	—	—	(2,225)
Intercompany distributions	10,000	(10,000)	—	—	—
Investment purchases	8,891	—	—	—	8,891
Proceeds from sale of assets	—	90	185	—	275
Net cash provided by (used in) investing activities	18,688	(53,053)	(14,059)	—	(48,424)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	371	—	—	—	371
Purchase of shares for treasury	(58,218)	—	—	—	(58,218)
Proceeds from long-term debt	112,000	116	9,407	—	121,523
Payments of long-term debt	(73,652)	(1,009)	(5,834)	—	(80,495)
Change in short-term borrowings	—	—	(81)	—	(81)
Financing costs	(592)	—	—	—	(592)
Tax benefit from exercise/vesting of equity awards, net	345	—	—	—	345
Dividends paid	(5,807)	—	—	—	(5,807)
Other, net	206	19,254	(19,254)	—	206
Net cash provided by (used in) financing activities	(25,347)	18,361	(15,762)	—	(22,748)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	—	—	(830)	—	(830)
Effect of exchange rate changes on cash and equivalents	—	—	(4,034)	—	(4,034)
NET DECREASE IN CASH AND EQUIVALENTS	(2,077)	(18,629)	(25,744)	—	(46,450)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	6,813	31,522	54,070	—	92,405
CASH AND EQUIVALENTS AT END OF PERIOD	$4,736	$12,893	$28,326	$—	$45,955

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

From August 2011 through June 30, 2016, Griffon repurchased 19,465,297 shares of its common stock, for a total of $245,364 or $12.61 per share. This included the repurchase of 15,020,853 shares on the open market, as well as the December 10, 2013 repurchase of 4,444,444 shares from GS Direct for $50,000, or $11.25 per share. In each of August 2011, May 2014, March 2015, and July 2015, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under these programs, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. At June 30, 2016, $15,693 in the aggregate remains under the July 2015 Board authorization. On August 3, 2016, Griffon's Board of Directors authorized the repurchase of an additional $50,000 of Griffon's outstanding common stock.

Since September 2008, Griffon's Employee Stock Ownership Plan ("ESOP") has purchased 4,013,459 shares of Griffon's common stock, for a total of $44,973 or $11.21 per share. At June 30, 2016, the ESOP holds allocated and unallocated shares totaling 5,418,744, or 12% of Griffon's outstanding shares, with a related loan balance of $34,921, net of issuance costs.

On November 17, 2011, the Company began declaring quarterly dividends. During the first nine months of 2016, and during 2015, 2014 and 2013, the Company declared and paid dividends per share of $0.15, $0.16, $0.12 and $0.10, respectively, for a total of $26,438 of dividends paid during this period.

During 2014, Griffon issued $600,000 of 5.25% Senior Notes due 2022 the proceeds of which were used to redeem $550,000 of 7.125% senior notes due 2018. On May 18, 2016, the Company completed an add-on offering of $125,000 principal amount of 5.25% Senior Notes due 2022; as of that date, outstanding Senior Notes due 2022 totaled $725,000. The net proceeds of the add-on offering were used to pay down outstanding Revolving Credit Facility borrowings.

In January 2016, Griffon launched its new website: www.griffon.com.

On March 22, 2016, Griffon amended its Revolving Credit Facility to increase the credit facility from $250,000 to $350,000, extend its maturity date from March 13, 2020 to March 22, 2021 and modify certain other provisions of the facility.

Griffon also has outstanding $100,000 principal amount of 4% Convertible Subordinated Notes due 2017, with a current conversion rate of 70.1632 shares of Griffon’s common stock per $1 principal amount of notes, which corresponds to a conversion price of $14.25 per share. On July 14, 2016, Griffon announced that it will settle, upon conversion, up to $125,000 of the conversion value in cash, with amounts in excess of $125,000, if any, to be settled in shares of Griffon common stock.

OVERVIEW

Revenue for the quarter ended June 30, 2016 was $462,200 compared to $511,694 in the prior year quarter, a decrease of 10%. Excluding the unfavorable impact of foreign currency, revenue decreased 9%, primarily from the timing of work performed at Telephonics, the impact of adverse weather conditions at AMES and reduced volume at PPC, partially offset by growth at CBP. Net income was $7,596 or $0.18 per share, compared to $10,893 or $0.23 per share, in the prior year quarter.

The current quarter included:

•	Restructuring charges of $5,900 ($4,223, net of tax or $0.10 per share);

•	Discrete tax benefits, net, of $775 or $0.02 per share.

The prior year quarter included discrete tax benefits, net, of $250 or $0.01 per share.

Excluding these items from the respective quarterly results, net income would have been $11,044 or $0.26 per share in the current quarter compared to $10,643 or $0.23 per share in the prior year quarter; foreign currency was not material in the quarter.

Revenue for the nine months ended June 30, 2016 was $1,456,456 compared to $1,513,874 in the prior year period, a decrease of 4%. Excluding the unfavorable impact of foreign currency, revenue decreased 1%, primarily from reduced volume at PPC and the impact of adverse weather conditions at AMES, partially offset by growth at CBP and Telephonics. Net income was $22,287 or $0.50 per share, compared to a net income of $23,486 or $0.50 per share, in the prior year period.

Results for the nine months ended June 30, 2016 included:

•	Restructuring charges of $5,900 ($4,223, net of tax or $0.10 per share);

•	Discrete tax benefits, net, of $1,132 or $0.03 per share,

Results for the nine months ended June 30, 2015 included discrete tax provisions of $244, or $0.01 per share.

Excluding these items from the respective periods, Net income would have been $25,378 or $0.57 per share in the nine months ended June 30, 2016 compared to $23,730 or $0.50 per share in the nine months ended June 30, 2015. Excluding the impact of foreign currency, restructuring charges and discrete tax items, current year-to-date Net income would have been $27,331 or $0.62 per share in the nine months ended June 30, 2016.

Griffon evaluates performance based on Earnings per share and Net income excluding, as applicable, restructuring charges, and discrete tax items. Griffon believes this information is useful to investors. The following table provides a reconciliation of Net income to adjusted net income and Earnings per share to Adjusted earnings per share:

GRIFFON CORPORATION AND SUBSIDIARIES
RECONCILIATION OF NET INCOME
TO ADJUSTED NET INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2016	2015	2016	2015
Net income	$7,596	$10,893	$22,287	$23,486
Adjusting items, net of tax:
Restructuring charges	4,223	—	4,223	—
Discrete tax provisions (benefits)	(775)	(250)	(1,132)	244
Adjusted net income	$11,044	$10,643	$25,378	$23,730
Diluted income per common share	$0.18	$0.23	$0.50	$0.50
Adjusting items, net of tax:
Restructuring charges	0.10	—	0.10	—
Discrete tax provisions (benefits)	(0.02)	(0.01)	(0.03)	0.01
Adjusted earnings per common share	$0.26	$0.23	$0.57	$0.50
Weighted-average shares outstanding (in thousands)	43,280	46,980	44,243	47,285

Note: Due to rounding, the sum of earnings per common share and adjusting items, net of tax, may not equal adjusted earnings per common share.

RESULTS OF OPERATIONS

Three and nine months ended June 30, 2016 and 2015

Griffon evaluates performance and allocates resources based on each segment's operating results before interest income and expense, income taxes, depreciation and amortization, and unallocated amounts (mainly corporate overhead) and restructuring charges, as applicable (“Segment adjusted EBITDA”). Griffon believes this information is useful to investors. The following table provides a reconciliation of Segment operating profit to Income before taxes:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2016	2015	2016	2015
Segment operating profit:
Home & Building Products	$23,201	$16,268	$62,170	$41,288
Telephonics	9,471	13,284	25,159	29,915
PPC	1,672	8,299	13,569	26,186
Total segment operating profit	34,344	37,851	100,898	97,389
Net interest expense	(12,960)	(12,150)	(37,320)	(35,644)
Unallocated amounts	(9,625)	(9,008)	(28,632)	(24,852)
Income before taxes	$11,759	$16,693	$34,946	$36,893

The following table provides a reconciliation of Segment adjusted EBITDA to Income before taxes:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2016	2015	2016	2015
Segment adjusted EBITDA:
Home & Building Products	$32,082	$25,386	$88,249	$67,186
Telephonics	12,125	15,712	32,913	37,360
PPC	13,588	14,084	37,154	44,399
Total Segment adjusted EBITDA	57,795	55,182	158,316	148,945
Net interest expense	(12,960)	(12,150)	(37,320)	(35,644)
Segment depreciation and amortization	(17,551)	(17,331)	(51,518)	(51,556)
Unallocated amounts	(9,625)	(9,008)	(28,632)	(24,852)
Restructuring charges	(5,900)	—	(5,900)	—
Income before taxes	$11,759	$16,693	$34,946	$36,893

Home & Building Products

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2016		2015		2016		2015
Revenue:
AMES	$122,198		$140,614		$406,335		$432,816
CBP	133,362		131,577		389,657		374,690
Home & Building Products	$255,560		$272,191		$795,992		$807,506
Segment operating profit	$23,201	9.1%	$16,268	6.0%	$62,170	7.8%	$41,288	5.1%
Depreciation and amortization	8,881		9,118		26,079		25,898
Segment adjusted EBITDA	$32,082	12.6%	$25,386	9.3%	$88,249	11.1%	$67,186	8.3%

For the quarter ended June 30, 2016, revenue decreased $16,631 or 6%, compared to the prior year quarter. Excluding a $1,800 or 1% unfavorable foreign currency impact, revenue decreased 5% compared to the prior year quarter. AMES revenue decreased 13% due to reduced garden tool, wheelbarrow, and pot and planter sales driven by cold and wet weather conditions in both Canada and the U.S.; foreign currency was 1% unfavorable. CBP revenue increased 1% due to favorable product mix; foreign currency did not have a material impact on CBP revenue.
For the quarter ended June 30, 2016, Segment operating profit increased 43% to $23,201 compared to $16,268 in the prior year quarter, driven by operational efficiency improvements and cost control measures at AMES, favorable product mix at CBP and decreased material costs, which more than offset the impact of reduced revenue at AMES; foreign currency was 1% unfavorable. Segment depreciation and amortization decreased $237 from the prior year quarter.

For the nine months ended June 30, 2016, revenue decreased $11,514 or 1%, compared to the prior year period. Excluding a $16,100 or 2% unfavorable foreign currency impact, revenue increased 1% compared to the prior year period. AMES revenue decreased 6%, mainly driven by a combination of warmer winter seasonal weather conditions, and cold and wet spring weather conditions in both Canada and the U.S., resulting in reduced snow tool and spring tool category sales, respectively; foreign currency was 3% unfavorable. CBP revenue increased 4% due to increased volume and favorable product mix; foreign currency was 1% unfavorable.

For the nine months ended June 30, 2016, Segment operating profit increased 51% to $62,170 compared to $41,288 in the prior year period, driven by AMES operational efficiency improvements, cost control measures and decreased material costs and at CBP, increased volume, favorable mix and decreased material costs, which more than offset the impact of reduced revenue at AMES; foreign currency was 7% unfavorable. Segment depreciation and amortization increased $181 from the prior year period.

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

Telephonics

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2016		2015		2016		2015
Revenue	$91,767		$115,340		$306,678		$304,685
Segment operating profit	$9,471	10.3%	$13,284	11.5%	$25,159	8.2%	$29,915	9.8%
Depreciation and amortization	2,654		2,428		7,754		7,445
Segment adjusted EBITDA	$12,125	13.2%	$15,712	13.6%	$32,913	10.7%	$37,360	12.3%

For the quarter ended June 30, 2016, revenue decreased $23,573 or 20% compared to the prior year quarter, due to timing of work performed on multi-mode, identification friend or foe and airborne maritime and ground surveillance radar systems.

For the quarter ended June 30, 2016, Segment operating profit decreased $3,813 or 29%, and operating profit margin decreased 120 basis points, compared to the prior year quarter, driven by the decreased revenue noted above and the timing of work performed on research and development initiatives.

For the nine months ended June 30, 2016, revenue increased $1,993 or 1%, compared to the prior year period, due to mobile ground surveillance systems and contract manufacturing of dismounted Electronic Countermeasure systems, partially offset by airborne maritime and ground surveillance and identification friend or foe radar systems, as well as cost growth recognized on certain components for airport surveillance radar systems.

For the nine months ended June 30, 2016, Segment operating profit decreased $4,756 or 16%, and operating margin decreased 160 basis points compared to the prior year period, driven by unfavorable program mix within the multi-mode radar systems program and the cost growth on certain components for airport surveillance radar systems.

During the nine months ended June 30, 2016, Telephonics was awarded several new contracts and incremental funding on existing contracts approximating $279,000. Contract backlog was $415,000 at June 30, 2016, with 71% expected to be fulfilled in the next 12 months. Backlog was $442,000 at September 30, 2015 and $439,000 at June 30, 2015. Backlog is defined as unfilled firm orders for products and services for which funding has been both authorized and appropriated by the customer or Congress, in the case of the U.S. government agencies.
In December 2015, Telephonics invested an additional $2,726, increasing its equity stake from 26% to 49% in Mahindra Telephonics Integrated Systems (MTIS), a joint venture with Mahindra Defence Systems, a Mahindra Group Company. MTIS is an aerospace and defense manufacturing and development facility in Prithla, India.

PPC

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2016		2015		2016		2015
Revenue	$114,873		$124,163		$353,786		$401,683
Segment operating profit	$1,672	1.5%	$8,299	6.7%	$13,569	3.8%	$26,186	6.5%
Depreciation and amortization	6,016		5,785		17,685		18,213
Restructuring charges	5,900		—		5,900		—
Segment adjusted EBITDA	$13,588	11.8%	$14,084	11.3%	$37,154	10.5%	$44,399	11.1%

For the quarter ended June 30, 2016, revenue decreased $9,290, or 7%, compared to the prior year quarter, due to decreased volume of 3% driven by reduced North America and Europe baby care orders, unfavorable mix of 3% and a $1,500 or 1% unfavorable foreign currency impact. Resin pricing had no material impact on revenue in the quarter; PPC adjusts selling prices based on underlying resin costs on a delayed basis.

For the quarter ended June 30, 2016, Segment operating profit decreased $6,627 or 80% compared to the prior year quarter. During the third quarter of 2016, PPC recorded restructuring charges of $5,900 primarily related to headcount reductions at PPC’s Dombuhl, Germany facility, other location headcount reductions and for costs related to the shut down of PPC's Turkey facility. Excluding these charges, current Segment operating profit was $7,572, a decrease of $727 or 9%, compared to the prior year quarter, driven by reduced volume, unfavorable mix, partially offset by decreased SG&A spending. Resin pricing and foreign currency did not have a material impact on Segment operating profit for the quarter. Segment depreciation increased $231 from the prior year period.

For the nine months ended June 30, 2016, revenue decreased $47,897, or 12%, compared to the prior year period, due to the unfavorable impact of foreign currency of $18,600 or 5%, the decreased volume from reduced baby care orders of 5% and unfavorable product mix of 2%. Resin pricing had no material impact on revenue in the period.

For the nine months ended June 30, 2016, Segment operating profit decreased $12,617 or 48% compared to the prior year period. Excluding restructuring charges, current Segment operating profit was $19,469, a decrease of $6,717 or 26%, compared to the prior year period, due to reduced volume and unfavorable mix, partially offset by decreased SG&A spending. Resin and foreign currency had no material impact on Segment operating profit for the year. Segment depreciation decreased $528 from the prior year period.

During April 2016, PPC announced a Sof-flex® breathable film investment which will expand breathable film capacity in North America, Europe and Brazil, increase our extrusion and print capacity, and enhance our innovation and technology capabilities. We expect the project to be completed in fiscal 2018.
These investments will allow PPC to maintain and extend its technological advantage and allow us to differentiate ourselves from competitors, while meeting increasing customer demand for lighter, softer, more cost effective and more environmentally friendly products.
During the third quarter of 2016, PPC recorded $5,900 in restructuring charges, primarily related to headcount reductions at PPC's Dombuhl, Germany facility, other location headcount reductions and for costs related to the shut down of PPC's Turkey facility. The Dombuhl charges are related to an optimization plan that will drive innovation and enhance our industry leading position in printed breathable backsheet. The facility will be transformed into a state of the art hygiene products facility focused on breathable printed film and siliconized products. In conjunction with this effort, our customer base will be streamlined, and we will dispose of old assets and reduce overhead costs, allowing for gains in efficiencies. Management estimates that these actions will result in annual cash savings of $4,000 based on current operating levels.

Unallocated

For the quarter ended June 30, 2016, unallocated amounts totaled $9,625 compared to $9,008 in the prior year; for the nine months ended June 30, 2016, unallocated amounts totaled $28,632 compared to $24,852 in the prior year. The increase in the current quarter and nine months compared to the respective prior year periods primarily relates to compensation and incentive costs.

Segment Depreciation and Amortization

Segment depreciation and amortization increased $220 for the quarter ended June 30, 2016 compared to the prior year quarter primarily due to the onset of depreciation for new assets placed in service. Segment depreciation and amortization for the nine month period ended June 30, 2016 remained consistent with the prior year period.

Other Expense

For the quarters ended June 30, 2016 and 2015, Other income (expense) included $192 and $722, respectively, of net currency exchange losses in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $58 and $(36), respectively, of net investment income (loss).

For the nine months ended June 30, 2016 and 2015, Other income (expense) included $301 and $(803), respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $260 and $527, respectively, of net investment income.

Provision for income taxes

In both the quarter and nine months ended June 30, 2016 and 2015, the Company reported pretax income, and recognized tax provisions of 35.4% and 36.2% for the quarter and nine months ended June 30, 2016, respectively, compared to 34.7% and 36.3%, respectively, in the comparable prior year periods.

The quarter and nine months ended June 30, 2016 included $775 and $1,132, respectively, of discrete tax benefits primarily resulting from the release of unrecognized tax benefits and the retroactive extension of the federal R&D credit signed into law December 18, 2015. The comparable prior year periods ended June 30, 2015 included a $250 discrete tax benefit and $244, discrete provision, respectively, primarily resulting from taxes on repatriation of foreign earnings, partially offset by the benefit of the retroactive extension of the federal R&D credit signed into law December 19, 2014 and release of a valuation allowance. Excluding restructuring and discrete items, the effective tax rates for the quarter and nine months ended June 30, 2016 were 37.5% and 37.9%, respectively, compared to 36.3% and 35.7%, respectively, in the comparable prior year periods.

Stock based compensation

For the quarters ended June 30, 2016 and 2015, stock based compensation expense totaled $2,877 and $2,931, respectively. For the nine months ended June 30, 2016 and 2015, such expense totaled $8,432 and $8,303, respectively.

Comprehensive income (loss)

For the quarter ended June 30, 2016, total other comprehensive income, net of taxes, of $2,469, included a $796 gain from foreign currency translation adjustments primarily due to the strengthening of the Brazilian currency, offset by the weakening of the Euro, Canadian and Australian currencies, all in comparison to the U.S. Dollar, a $386 benefit from pension amortization of actuarial losses and a $1,287 gain on cash flow hedges.

For the quarter ended June 30, 2015, total other comprehensive income, net of taxes, of $5,363, included a $4,801 gain from foreign currency translation adjustments primarily due to the strengthening of the Euro, Canadian and Brazilian currencies, all in comparison to the U.S. Dollar, a $353 benefit from pension amortization of actuarial losses, and a $209 gain on cash flow hedges.

For the nine months ended June 30, 2016, total other comprehensive income, net of taxes, of $10,911 included a $11,130 gain from foreign currency translation adjustments primarily due to the strengthening of the Australian, Brazilian and Canadian currencies, partially offset by the weakening of the Euro, all in comparison to the U.S. Dollar, and a $1,158 benefit from pension amortization of actuarial losses and $1,377 loss on cash flow hedges.

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

Discontinued operations – Installation Services

There was no revenue or income from the Installation Services’ business for the quarters and nine months ended June 30, 2016 and 2015.

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

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

Cash Flows from Continuing Operations	For the Nine months ended June 30,
(in thousands)	2016	2015
Net Cash Flows Provided by (Used In):
Operating activities	$57,555	$29,586
Investing activities	(66,088)	(48,424)
Financing activities	25,844	(22,748)

Cash provided by continuing operations for the nine months ended June 30, 2016 was $57,555 compared to $29,586 in the prior year period. Current assets net of current liabilities, excluding short-term debt and cash, increased to $451,443 at June 30, 2016 compared to $397,824 at September 30, 2015, primarily due to decreased collections of accounts receivable and contract costs and recognized income not yet billed, and increased settlement of accounts payable and accrued expenses, partially offset by a decrease in inventory.

During the nine months ended June 30, 2016, Griffon used cash for investing activities of $66,088 compared to $48,424 in the prior year; the prior year included proceeds received of $8,891 from the sale of securities. Capital expenditures for the nine months ended June 30, 2016 totaled $63,247, an increase of $7,882 from the prior year. In December 2015, Telephonics invested an additional $2,726 increasing its equity stake from 26% to 49% in Mahindra Telephonics Integrated Systems (MTIS), a joint venture with Mahindra Defence Systems, a Mahindra Group Company. MTIS is an aerospace and defense manufacturing and development facility in Prithla, India. This investment is accounted for using the equity method. On February 14, 2016, AMES Australia acquired substantially all of the Intellectual Property (IP) assets of Australia-based Nylex Plastics Pty Ltd. for approximately $1,700. Through this acquisition, AMES and Griffon secured the ownership of the trademark Nylex for certain categories of AMES products, principally in the country of Australia. Previously, the Nylex name was licensed. The acquisition of the Nylex IP was contemplated as a post-closing activity of the Cyclone acquisition and supports AMES' Australian watering products strategy. The purchase price was allocated to indefinite lived trademarks and is not deductible for income taxes.

During the nine months ended June 30, 2016, cash provided by financing activities totaled $25,844 compared to a use of $22,748 in the prior year. On May 18, 2016, in an unregistered offering through a private placement, Griffon completed an add-on offering of $125,000 principal amount of its 5.25% Senior Notes due 2022, at 98.76% of par, to Griffon's previously issued $600,000 principal amount of its 5.25% Senior Notes due 2022, at par. The net proceeds were used to pay down outstanding borrowings on the Revolving Credit Facility (the "Credit Agreement") as of that date; at June 30, 2016, outstanding Senior Notes due 2022 totaled $725,000. At June 30, 2016, there were no outstanding borrowings under the Credit Agreement compared to $65,000 outstanding borrowings at the same date in the prior year.

On March 20, 2015 Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock; on July 29, 2015, an additional $50,000 was authorized. Under these programs, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During the nine months ended June 30, 2016, Griffon purchased 2,714,076 shares of common stock under both the March 2015 and July 2015 programs, for a total of $42,232 or $15.56 per share. In addition, during the nine months ended June 30, 2016, 488,621 shares, with a market value of $8,410, or $17.21 per share, were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock. On August 3, 2016, Griffon's Board of Directors authorized the repurchase of an additional $50,000 of Griffon's outstanding common stock. During the fourth quarter, through and including August 2, 2016, the Company purchased 64,706 shares for a total of $1,078. Accordingly, Griffon now has $14,615 available under the July 2015 authorization and a total of $64,615 available for the purchase of its shares of common stock inclusive of the August 3, 2016 authorization.

During the nine months ended June 30, 2016, the Board of Directors approved three quarterly cash dividends of $0.05 per share each. On August 3, 2016 the Board of Directors declared a quarterly cash dividend of $0.05 per share, payable on September 22, 2016 to shareholders of record as of the close of business on August 25, 2016.

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

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. For the nine months ended June 30, 2016:

•	The United States Government and its agencies, through either prime or subcontractor relationships, represented 15% of Griffon’s consolidated revenue and 73% of Telephonics’ revenue.

•	Procter & Gamble Co. represented 12% of Griffon’s consolidated revenue and 51% of PPC revenue.

•	The Home Depot represented 13% of Griffon’s consolidated revenue and 24% of HBP’s revenue.

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

Cash and Equivalents and Debt	June 30,	September 30,
(in thousands)	2016	2015
Cash and equivalents	$68,616	$52,001
Notes payables and current portion of long-term debt	17,776	16,593
Long-term debt, net of current maturities	913,838	826,976
Debt discount and issuance costs	18,084	17,630
Total debt	949,698	861,199
Debt, net of cash and equivalents	$881,082	$809,198

On May 18, 2016, in an unregistered offering through a private placement under Rule 144A, Griffon completed an add-on offering of $125,000 principal amount of its 5.25% senior notes due 2022, at 98.76% of par, to Griffon's previously issued $600,000 principal amount of its 5.25% senior notes due 2022, at par, which was completed on February 27, 2014 (collectively the “Senior Notes”). As of May 18, 2016, outstanding Senior Notes due totaled $725,000; interest is payable semi-annually on March 1 and September 1. The net proceeds of the add-on offering were used to pay down outstanding borrowings under Griffon's Credit Agreement. In connection with the issuance and exchange of the $125,000 senior notes, Griffon capitalized $3,016 of underwriting fees and other expenses in the quarter, which will amortize over the term of such notes; Griffon capitalized $10,313 in connection with the previously issued $600,000 senior notes.

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On July 20, 2016 and June 18, 2014, Griffon exchanged all of the $125,000, and $600,000 Senior Notes, respectively, for substantially identical Senior Notes registered under the Securities Act of 1933 via an exchange offer. The fair value of the Senior Notes approximated $703,250 on June 30, 2016 based upon quoted market prices (level 1 inputs).

On March 22, 2016, Griffon amended the Credit Agreement to increase the maximum borrowing availability from $250,000 to $350,000, extend its maturity date from March 13, 2020 to March 22, 2021, and modified certain other provisions of the facility. The facility includes a letter of credit sub-facility with a limit of $50,000 and a multi-currency sub-facility of $50,000. The Credit Agreement provides for same day borrowings of base rate loans. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility, or the occurrence of an event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, in each case without a floor, plus an applicable margin, which adjusts based on financial performance. Current margins are 1.25% for base rate loans and 2.25% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries (except that a lien on the assets of Griffon's material domestic subsidiaries securing a limited amount of the debt under the credit agreement relating to Griffon's Employee Stock Ownership Plan ("ESOP") ranks pari passu with the lien granted on such assets under the Credit Agreement). At June 30, 2016, there were no outstanding borrowings and standby letters of credit were $15,794 under the Credit Agreement; $334,206 was available, subject to certain loan covenants, for borrowing at that date.

On December 21, 2009, Griffon issued $100,000 principal amount of 4% convertible subordinated notes due 2017 (the “2017 Notes”). The current conversion rate of the 2017 Notes is 70.1632 shares of Griffon’s common stock per $1 principal amount of notes, corresponding to a conversion price of $14.25 per share. Since July 15, 2016, any holder has had the option to convert such holder's notes. Under the terms of the 2017 Notes, Griffon has the right to settle the conversion of the 2017 Notes in cash, stock or a combination of cash and stock. On July 14, 2016, Griffon announced that it will settle, upon conversion, up to $125,000 of the conversion value of the 2017 Notes in cash, with amounts in excess of $125,000, if any, to be settled in shares of Griffon common stock. When a cash dividend is declared that would result in an adjustment to the conversion ratio of less than 1%, any adjustment to the conversion ratio is deferred until the first to occur of (i) actual conversion; (ii) the 42nd trading day prior to maturity of the notes; and (iii) such time as the cumulative adjustment equals or exceeds 1%. At both June 30, 2016 and 2015, the 2017 Notes had a capital in excess of par component, net of tax, of $15,720. The fair value of the 2017 Notes approximated $121,438 on June 30, 2016 based upon quoted market prices (level 1 inputs). These notes are classified as long term debt as Griffon has the intent and ability to refinance the principal amount of the notes, including with borrowings under the Credit Agreement.

In September 2015 and March 2016, Griffon entered into mortgage loans in the amounts of $32,280 and $8,000, respectively. The mortgage loans are secured by four properties occupied by Griffon's subsidiaries. The loans mature in September 2025 and April 2018, respectively, are collateralized by the specific properties financed and are guaranteed by Griffon. The loans bear interest at a rate of LIBOR plus 1.50%. At June 30, 2016, $37,911 was outstanding under the mortgages, net of issuance costs.

In December 2013, Griffon’s ESOP entered into an agreement that refinanced the two existing ESOP loans into one new Term Loan in the amount of $21,098 (the "Agreement"). The Agreement also provided for a Line Note with $10,000 available to purchase shares of Griffon common stock in the open market. In July 2014, Griffon's ESOP entered into an amendment to the existing Agreement which provided an additional $10,000 Line Note available to purchase shares in the open market. During 2014, the Line Notes were combined with the Term Loan to form one new Term Loan. The Term Loan bears interest at LIBOR plus 2.38% or the lender’s prime rate, at Griffon’s option. The Term Loan requires quarterly principal payments of $551, with a balloon payment of approximately $30,137 due at maturity on December 31, 2018. During 2014, 1,591,117 shares of Griffon common stock, for a total of $20,000 or $12.57 per share, were purchased with proceeds from the Line Notes. As of June 30, 2016, $34,921, net of issuance costs, was outstanding under the Term Loan. The Term Loan is secured by shares purchased with the proceeds of the loan and with a lien on a specific amount of Griffon assets (which lien ranks pari passu with the lien granted on such assets under the Credit Agreement) and is guaranteed by Griffon.

In October 2006, CBP entered into a capital lease totaling $14,290 for real estate in Troy, Ohio. The lease matures in 2022, bears interest at a fixed rate of 5.0%, is secured by a mortgage on the real estate and is guaranteed by Griffon. At June 30, 2016, $6,585 was outstanding, net of issuance costs.

In September 2015, Clopay Europe GmbH (“Clopay Europe”) entered into a EUR 5,000 ($5,541 as of June 30, 2016) revolving credit facility and a EUR 15,000 term loan. The term loan is payable in twelve quarterly installments of EUR 1,250, bears interest at a fixed rate of 2.5% and matures in September 2018. The revolving facility matures in September 2016, but is renewable upon mutual agreement with the bank. The revolving credit facility accrues interest at EURIBOR plus 1.75% per annum (1.75% at June 30, 2016). The revolver and the term loan are both secured by substantially all of the assets of Clopay Europe and its subsidiaries. Griffon guarantees the revolving facility and term loan. The term loan has an outstanding balance of EUR 11,250 ($12,469 at June 30, 2016) and the revolver had no borrowings outstanding at June 30, 2016. Clopay Europe is required to maintain a certain minimum equity to assets ratio and is subject to a maximum debt leverage ratio (defined as the ratio of total debt to EBITDA).
Clopay do Brazil maintains lines of credit of R$12,800 ($3,738 as of June 30, 2016). Interest on borrowings accrues at a rate of Brazilian CDI plus 6.0% (20.13% at June 30, 2016). At June 30, 2016 there was approximately R$7,175 ($2,235 as of June 30, 2016) borrowed under the lines. PPC guarantees the lines.
In November 2012, Garant G.P. (“Garant”) entered into a CAD $15,000 ($11,534 as of June 30, 2016) revolving credit facility. The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (1.95% LIBOR USD and 2.10% Bankers Acceptance Rate CDN as of June 30, 2016). The revolving facility matures in October 2016. This facility is classified as long term debt as Griffon has the intent and ability to refinance the borrowings. Garant is required to maintain a certain minimum equity.  At June 30, 2016, there was CAD $3,068 ($2,359 as of June 30, 2016) borrowed under the revolving credit facility with CAD $11,932 ($9,175 as of June 30, 2016) available for borrowing.

In December 2013 and May 2014, Griffon Australia Holdings Pty Ltd ("Griffon Australia" formerly known as Northcote Holdings Australia Pty Ltd) entered into two unsecured term loans in the outstanding amounts of AUD 12,500 and AUD 20,000, respectively. The AUD 12,500 term loan required quarterly interest payments with principal due upon maturity in December 2016. As of June 30, 2016, this loan was classified as long term debt as Griffon had the intent and ability to refinance the principal amount. The AUD 20,000 term loan required quarterly principal payments of AUD 625, with a balloon payment due upon maturity in May 2017. The loans accrued interest at Bank Bill Swap Bid Rate “BBSY” plus 2.8% per annum (4.79% at June 30, 2016 for each loan). As of June 30, 2016, Griffon had an outstanding combined balance of AUD $30,000 ($22,254 as of June 30, 2016) on the term loans.

A subsidiary of Northcote Holdings Pty Ltd also maintains a line of credit of AUD 5,000 ($3,709 as of June 30, 2016), which accrues interest at BBSY plus 2.50% per annum (4.49% at June 30, 2016). At June 30, 2016, there were AUD 2,000 ($1,484 as of June 30, 2016) outstanding under the lines. The assets of a subsidiary of Northcote Holdings Pty Ltd secures the AUD 5,000 line of credit.

In July 2016, Griffon Australia and its Australian subsidiaries entered into an AUD 10,000 revolver and an AUD 30,000 term loan. The term loan refinanced the two existing term loans referred to above. The term loan requires quarterly principal payments of AUD 750 plus interest with a balloon payment of AUD 21,000 due upon maturity in June 2019, and accrues interest at Bank Bill Swap Bid Rate “BBSY” plus 2.25% per annum. The revolving facility matures in June 2017 but is renewable upon mutual agreement with the bank, and accrues interest at BBSY plus 2.0% per annum. The revolver and the term loan are both secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon guarantees the term loan. Griffon Australia is required to maintain a certain minimum equity level and is subject to a maximum leverage ratio and a minimum fixed charges cover ratio.

At June 30, 2016, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements.

In each of March 2015 and July 2015, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under both programs, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During the quarter ended June 30, 2016, Griffon purchased 764,738 shares of common stock under the July 2015 program, for a total of $12,297 or $16.08 per share. During the nine month period ended June 30, 2016, Griffon purchased 2,714,076 shares of common stock under both the March 2015 and July 2015 programs for a total of $42,232 or $15.56 per share. Additionally, in the nine months ended June 30, 2016, 488,621 shares, with a market value of $8,410 or $17.21 per share, were withheld to settle employee taxes due upon the vesting of restricted stock and were added to treasury stock.

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

From August 2011 through June 30, 2016, Griffon repurchased 19,465,297 shares of its common stock, for a total of $245,364 or $12.61 per share, inclusive of the December 10, 2013 repurchase of 4,444,444 shares of its common stock for $50,000 from GS Direct. As of June 30, 2016, $15,693 remains under the July 2015 Board authorization. On August 3, 2016, Griffon's Board of Directors authorized the repurchase of an additional $50,000 of Griffon's outstanding common stock.

On November 17, 2011, the Company began declaring quarterly cash dividends. During 2015, the Company declared and paid dividends totaling $0.16 per share. During the nine months ended June 30, 2016, the Board of Directors approved three quarterly cash dividends of $0.05 per share. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends.

On August 3, 2016 the Board of Directors declared a quarterly cash dividend of $0.05 per share, payable on September 22, 2016 to shareholders of record as of the close of business on August 25, 2016.

During the nine months ended June 30, 2016 and 2015, Griffon used cash for discontinued operations of $1,152 and $830, respectively, primarily related to settling remaining Installation Services liabilities and environmental costs.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, especially “Management’s Discussion and Analysis”, contains certain “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income (loss), earnings, cash flows, revenue, changes in operations, operating improvements, industries in which Griffon Corporation (the “Company” or “Griffon”) operates and the United States and global economies. Statements in this Form 10-Q that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” “may,” “will,” “estimates,” “intends,” “explores,” “opportunities,” the negative of these expressions, use of the future tense and similar words or phrases. Such forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, among others: current economic conditions and uncertainties in the housing, credit and capital markets; Griffon’s ability to achieve expected savings from cost control, integration and disposal initiatives; the ability to identify and successfully consummate and integrate value-adding acquisition opportunities; increasing competition and pricing pressures in the markets served by Griffon’s operating companies; the ability of Griffon’s operating companies to expand into new geographic and product markets and to anticipate and meet customer demands for new products and product enhancements and innovations; reduced military spending by the government on projects for which Griffon’s Telephonics Corporation supplies products, including as a result of continuing budgetary cuts resulting from sequestration and other government actions; the ability of the federal government to fund and conduct its operations; increases in the cost of raw materials such as resin and steel; changes in customer demand or loss of a material customer at one of Griffon’s operating companies; the potential impact of seasonal variations and uncertain weather patterns on certain of Griffon’s businesses; political events that could impact the worldwide economy; a downgrade in Griffon’s credit ratings; changes in international economic conditions including interest rate and currency exchange fluctuations; the reliance by certain of Griffon’s businesses on particular third party suppliers and manufacturers to meet customer demands; the relative mix of products and services offered by Griffon’s businesses, which impacts margins and operating efficiencies; short-term capacity constraints or prolonged excess capacity; unforeseen developments in contingencies, such as litigation and environmental matters; unfavorable results of government agency contract audits of Telephonics Corporation; Griffon’s ability to adequately protect and maintain the validity of patent and other intellectual property rights; the cyclical nature of the businesses of certain of Griffon’s operating companies; and possible terrorist threats and actions and their impact on the global economy. Additional important factors that could cause the statements made in this Quarterly Report on Form 10-Q or the actual results of operations or financial condition of Griffon to differ are discussed under the caption “Item 1A. Risk Factors” and “Special Notes Regarding Forward-Looking Statements” in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2015, and under the caption "Forward-Looking Statements" in the Prospectus filed pursuant to Rule 424(b)(3) with the SEC on June 20, 2016. Readers are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date made. Griffon undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

PART II - OTHER INFORMATION

Item 1    Legal Proceedings
None

Item 1A    Risk Factors
In addition to the other information set forth in this report, carefully consider the factors discussed in Item 1A to Part I in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2015, as well as those factors discussed in the “Risk Factors” section contained in the Prospectus filed pursuant to Rule 424(b)(3) with the SEC on June 20, 2016, which could materially affect Griffon’s business, financial condition or future results. The risks described in Griffon’s Annual Report on Form 10-K and in the Prospectus described above are not the only risks facing Griffon. Additional risks and uncertainties not currently known to Griffon or that Griffon currently deems to be immaterial may also materially adversely affect Griffon’s business, financial condition and/or operating results.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(1)
April 1 - 30, 2016	600,218	(2)	$15.80	300,886
May 1 - 31, 2016	257,665	(2)	16.25	256,944
June 1 - 30, 2016	207,254	(2)	16.71	206,908
Total	1,065,137		$16.08	764,738	$15,693

1.
On July 30, 2015, the Company’s Board of Directors authorized the repurchase of up to $50,000 of Griffon common stock; as of June 30, 2016, an aggregate of $15,693 remained available for the purchase of Griffon common stock under the $50,000 Board authorization.

2.
Includes (a) 764,738 shares purchased by the Company in open market purchases pursuant to a stock buyback plan authorized by the Company's Board of Directors; and (b) 300,399 shares acquired by the Company from holders of restricted stock upon vesting of the restricted stock, to satisfy tax-withholding obligations of the holders.

Item 3    Defaults Upon Senior Securities
None

Item 4    Mine Safety Disclosures
None

Item 5    Other Information

None

Item 6	Exhibits

4.1
Registration Rights Agreement, dated as of May 18, 2016, by and among Griffon Corporation, the Guarantors party thereto and Deutsche Bank Securities Inc., as the Initial Purchaser (incorporated by reference to Exhibit 4.1 to Griffon’s Current Report on Form 8-K filed May 18, 2016 (Commission File No. 1-06620)).

10.1
Purchase Agreement, dated as of May 13, 2016, by and among Griffon
Corporation, the Guarantors named therein and Deutsche Bank Securities Inc., as the Initial Purchaser (incorporated by reference to Exhibit 99.1 to Griffon’s Current Report on Form 8-K filed May 13, 2016 (Commission File No. 1-06620)).

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

GRIFFON CORPORATION

/s/ Brian G. Harris
Brian G. Harris
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 3, 2016

EXHIBIT INDEX

4.1
Registration Rights Agreement, dated as of May 18, 2016, by and among Griffon Corporation, the Guarantors party thereto and Deutsche Bank Securities Inc., as the Initial Purchaser (incorporated by reference to Exhibit 4.1 to Griffon’s Current Report on Form 8-K filed May 18, 2016 (Commission File No. 1-06620)).

10.1
Purchase Agreement, dated as of May 13, 2016, by and among Griffon Corporation, the Guarantors named therein and Deutsche Bank Securities Inc., as the Initial Purchaser (incorporated by reference to Exhibit 99.1 to Griffon’s Current Report on Form 8-K filed May 13, 2016 (Commission File No. 1-06620)).

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