Form 10-K
period 2016-09-30
GRIFFON CORP
filed 2016-11-17
CIK 50725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the close of business March 31, 2016, the registrant’s most recently completed second quarter, was approximately $544,000,000. The registrant’s closing price as reported by the New York Stock Exchange-Composite Transactions for March 31, 2016 was $15.45. The number of the registrant’s outstanding shares was 45,040,758 as of October 31, 2016.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III — (Items 10, 11, 12, 13 and 14). Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Special Notes Regarding Forward-Looking Statements

This Annual Report on Form 10-K, especially “Management’s Discussion and Analysis”, contains certain “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income (loss), earnings, cash flows, revenue, changes in operations, operating improvements, industries in which Griffon Corporation (the “Company” or “Griffon”) operates and the United States and global economies. Statements in this Form 10-K that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” “may,” “will,” “estimates,” “intends,” “explores,” “opportunities,” the negative of these expressions, use of the future tense and similar words or phrases. Such forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, among others: current economic conditions and uncertainties in the housing, credit and capital markets; Griffon’s ability to achieve expected savings from cost control, integration and disposal initiatives; the ability to identify and successfully consummate and integrate value-adding acquisition opportunities; increasing competition and pricing pressures in the markets served by Griffon’s operating companies; the ability of Griffon’s operating companies to expand into new geographic and product markets, and to anticipate and meet customer demands for new products and product enhancements and innovations; reduced military spending by the government on projects for which Griffon's Telephonics Corporation supplies products, including as a result of defense budget cuts or other government actions; the ability of the federal government to fund and conduct its operations; increases in the cost of raw materials such as resin, wood and steel; changes in customer demand or loss of a material customer at one of Griffon’s operating companies; the potential impact of seasonal variations and uncertain weather patterns on certain of Griffon’s businesses; political events that could impact the worldwide economy; a downgrade in Griffon’s credit ratings; changes in international economic conditions including interest rate and currency exchange fluctuations; the reliance by certain of Griffon’s businesses on particular third party suppliers and manufacturers to meet customer demands; the relative mix of products and services offered by Griffon’s businesses, which impacts margins and operating efficiencies; short-term capacity constraints or prolonged excess capacity; unforeseen developments in contingencies, such as litigation and environmental matters; unfavorable results of government agency contract audits of Telephonics Corporation; Griffon’s ability to adequately protect and maintain the validity of patent and other intellectual property rights; the cyclical nature of the businesses of certain of Griffon’s operating companies; and possible terrorist threats and actions and their impact on the global economy. Readers are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date made. Griffon undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Griffon currently conducts its operations through three reportable segments:

•
Home & Building Products ("HBP") consists of two companies, The AMES Companies, Inc. (“AMES”) and Clopay Building Products Company, Inc. (“CBP”). HBP revenue accounted for 53% of Griffon’s consolidated revenue in 2016 and 2015 and 49% in 2014:

◦
AMES, founded in 1774, is the leading U.S. manufacturer and a global provider of long-handled tools and landscaping products for homeowners and professionals. AMES’ revenue was 26% of Griffon’s consolidated revenue in 2016, 27% in 2015 and 25% in 2014.

◦
CBP, in business since 1964, is a leading manufacturer and marketer of residential and commercial garage doors and sells to professional dealers and some of the largest home center retail chains in North America. CBP’s revenue was 27%, 26% and 24% of Griffon’s consolidated revenue in 2016, 2015 and 2014, respectively.

•
Telephonics Corporation ("Telephonics"), founded in 1933, is recognized globally as a leading provider of highly sophisticated intelligence, surveillance and communications solutions for defense, aerospace and commercial customers. Telephonics’ revenue was 22% of Griffon’s consolidated revenue in 2016 and 21% in both 2015 and 2014.

•
Clopay Plastic Products Company, Inc. ("PPC"), incorporated in 1934, is a global leader in the development and production of embossed, laminated and printed specialty plastic films for hygienic, health-care and industrial products and sells to some of the world's largest consumer products companies. PPC revenue was 25%, 26% and 30% of Griffon’s consolidated revenue in 2016, 2015 and 2014, respectively.

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

On September 30, 2010, Griffon purchased AMES for $542,000 in cash. Subsequently, Griffon acquired three businesses complementary to AMES: the pots and planters business of Southern Sales & Marketing ("Southern Patio"), Northcote Pottery ("Northcote") and the Australian Garden and Tools division of Illinois Tool Works, Inc. ("Cyclone").

On October 17, 2011, AMES acquired Southern Patio for approximately $23,000. Southern Patio, is a leading designer, manufacturer and marketer of landscape accessories.

In January 2013, AMES announced its intention to close certain U.S. manufacturing facilities and consolidate affected operations primarily into its Camp Hill and Carlisle, PA locations. These actions, which were completed at the end of the first quarter of 2015, improved manufacturing and distribution efficiencies, allowed for in-sourcing of certain production previously performed by third party suppliers, and improved material flow and absorption of fixed costs. Management continues to estimate that AMES' initiative resulted in annualized cash savings exceeding $10,000. Realization of savings began in the 2015 second quarter.

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

From August 2011 through September 30, 2016, Griffon repurchased 20,300,298 shares of its common stock, for a total of $259,420 or $12.78 per share. This includes the repurchase of 15,855,854 shares on the open market, as well as the December 10, 2013 repurchase of 4,444,444 shares from GS Direct for $50,000. In each of August 2011, May 2014, March 2015, July 2015, and August 2016, Griffon's Board of Directors authorized the repurchase of up to $50,000 of Griffon's outstanding common stock. Under these authorizations, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. At September 30, 2016, $51,637 remains under Board repurchase authorizations.

From October 2008 through September 30, 2016, Griffon's Employee Stock Ownership Plan ("ESOP") purchased 4,013,459 shares of Griffon's common stock, for a total of $44,973 or $11.21 per share. At September 30, 2016, the ESOP holds allocated and unallocated shares totaling 5,380,595, or 12% of Griffon's outstanding shares, with a related loan balance of $34,150, net of issuance costs. Subsequent to September 30, 2016 and through November 11, 2016, Griffon's ESOP purchased 548,912 shares of common stock for a total of $9,213 or $16.78 per share. The remaining amount available on the authorization is $1,695.

On November 17, 2011, the Company began declaring quarterly dividends. During 2016, 2015 and 2014, the Company declared and paid dividends per share of $0.20, $0.16 and $0.12, respectively, for a total of $22,725 dividends paid during the period.

On November 16, 2016, the Board of Directors declared a cash dividend of $0.06 per share, payable on December 22, 2016 to shareholders of record as of the close of business on December 5, 2016.

During 2014, Griffon issued $600,000 of 5.25% Senior Notes due 2022, the proceeds of which were used to redeem $550,000 of 7.125% senior notes due 2018. On May 18, 2016, the Company completed an add-on offering of $125,000 principal amount of 5.25% Senior Notes due 2022; as of that date, outstanding Senior Notes due 2022 totaled $725,000.

In January 2016, Griffon launched its new website, www.griffon.com.

On March 22, 2016, Griffon amended its Revolving Credit Facility to increase borrowing availability from $250,000 to $350,000, extend its maturity date from March 13, 2020 to March 22, 2021 and modify certain other provisions of the facility.

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

On October 15, 2015, CBP announced plans to expand its manufacturing facility in Troy, Ohio. The expansion reflects increased customer demand for its core products, and its success in bringing new technologies to market. The project includes improvements to its existing one million square foot building, as well as adding 200,000 square feet and new manufacturing equipment. The project is substantially complete.

During April 2016, PPC announced a Sof-flex® breathable film investment which will expand breathable film capacity in North America, Europe and Brazil, increase our extrusion and print capacity, and enhance our innovation and technology capabilities. We expect the project to be completed in fiscal 2018. This investment will allow PPC to maintain and extend its technological advantage and allow us to differentiate ourselves from competitors, while meeting increasing customer demand for lighter, softer, more cost effective and more environmentally friendly products.

Griffon makes available, free of charge through its website at www.griffon.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such materials are filed with or furnished to the Securities and Exchange Commission (the “SEC”).

For information regarding revenue, profit and total assets of each segment, see the Reportable Segments footnote in the Notes to Consolidated Financial Statements.

Reportable Segments:

Home & Building Products

Home & Building Products consists of two companies, AMES and CBP, described below.

AMES

AMES, founded in 1774, is the leading United States ("U.S.") manufacturer and a global provider of long-handled tools and landscaping products that make work easier for homeowners and professionals. AMES employs approximately 1,700 employees.

Brands

AMES' brands are among the most recognized across primary product categories in the North American and Australian long-handled tools and landscaping product markets. Our brand portfolio includes AMES®, True Temper®, Garant®, UnionTools®, Hound Dog®, Westmix™, Cyclone®, Southern Patio®, Northcote Pottery™, Nylex®, Kelso™, Darby™ and Dynamic Design™, as well as contractor-oriented brands including Razor-Back® Professional Tools and Jackson® Professional Tools. This strong portfolio of brands enables AMES to build and maintain long-standing relationships with leading retailers and distributors. In addition, given the breadth of its brand portfolio and product category depth, AMES is able to offer specific, differentiated branding strategies for key retail customers. These strategies have focused on enhancement of brand value, with the goal of de-commoditizing AMES products through the introduction of identity and functionality elements that will make each top brand unique, attractive and visually recognizable by the consumer. The visual brand transformation of the AMES® and Razor-Back® brands were completed in 2015 and the True Temper® line roll-out was completed in 2016. In addition to the brands listed, AMES also sells private label branded products further enabling channel management and customer differentiation.

Products

AMES manufactures and markets a broad portfolio of long-handled tools and landscaping products. This portfolio is anchored by four core product categories: long handle tools, wheelbarrows, snow tools, and decorative plastic and ceramic pots and planters. As a result of brand portfolio recognition, high product quality, industry leading service and strong customer relationships, AMES has earned market-leading positions in its four core product categories. The following is a brief description of AMES' primary product lines:

•
Long Handled Tools: An extensive line of engineered tools including shovels, spades, scoops, rakes, hoes, cultivators, weeders, post hole diggers, scrapers, edgers and forks, marketed under leading brand names including AMES®, True Temper®, UnionTools®, Garant®, Cyclone® and Kelso™, as well as contractor-oriented brands including Razor-Back® and Jackson®.

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

•
Planters and Lawn Accessories:  AMES is a designer, manufacturer and distributor of indoor and outdoor planters and accessories, sold under the Southern Patio®, Northcote Pottery™ and Dynamic Design™ brand names, as well as various private label brands. The range of planter sizes (from 6 to 32 inches) is available in various designs, colors and materials. On October 17, 2011, Griffon acquired the Southern Patio® pots and planters business. Southern Patio® is a leading designer and marketer of decorative landscape products. Southern Patio and Dynamic Design have been integrated to leverage Southern Patio’s capabilities, enhance AMES' product offering in the U.S. pots and planters category and enable AMES to improve its innovation and speed to market in this category.

•
Striking Tools:  Axes, picks, mattocks, mauls, wood splitters, sledgehammers, pry bars and repair handles make up the striking tools product line. These products are marketed under the True Temper®, Cyclone®, Garant®, Jackson® Professional Tools and Razor-Back® Professional Tools brand names.

•
Hand Tools:  Hammers, screwdrivers, pliers, adjustable wrenches, handsaws, tape measures, levels, clamps, and other traditional long-handled tools make up this product line. These products are marketed under the Trojan®, Cyclone® and Supercraft® brand names. In addition, gardening hand tools, such as trowels, cultivators, weeders and other specialty garden hand tools, are marketed under the AMES® brand name.

•	Pruning: The pruning line is made up of pruners, loppers, shears and other tools sold primarily under the True Temper®, Cyclone® and Garant® brand names.

•	Garden Hose and Storage: AMES offers a wide range of manufactured and sourced garden hoses and hose reels under the AMES®, NeverLeak®, Nylex® and Jackson® Professional Tools brand names.

Customers

AMES sells products throughout North America, Australia and Europe through (1) retail centers, including home centers and mass merchandisers, such as The Home Depot, Inc. (“Home Depot”), Lowe’s Companies Inc. (“Lowe’s”), Wal-Mart Stores Inc. ("Walmart"), Canadian Tire Corporation, Limited, Costco Wholesale Corporation, Rona Inc., Bunnings Warehouse ("Bunnings") and Woodies; (2) wholesale chains, including hardware stores and garden centers, such as Ace, Do-It-Best and True Value Company; and (3) industrial distributors, such as W.W. Grainger, Inc. and ORS Nasco.

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

Competition

The long-handled tools and landscaping product industry is highly competitive and fragmented. Most competitors consist of small, privately-held companies focusing on a single product category. Some competitors, such as Fiskars Corporation in the hand tool and pruning tool market and Truper Herramientas S.A. de C.U. in the long-handled and garden tool space, compete in various tool categories. Suncast Corporation competes in the hose reel and accessory market, and more recently in the long-handled plastic snow shovel category and Swan Hose competes in the garden hose market. In addition, there is competition from imported or sourced products from China, India and other low-cost producing countries, particularly in long-handled tools, wheelbarrows, planters, striking tools and pruning tools.

The principal factors by which AMES differentiates itself and provides the best value to customers are innovation, service, quality, and product performance. AMES' size, depth and breadth of product offering, category knowledge, research and development (“R&D”) investment, service and its ability to react to sudden changes in demand from seasonal weather patterns, especially during harsh winter months, are competitive advantages. Offshore manufacturers lack sufficient product innovation, capacity, proximity to market and distribution capabilities to service large retailers to compete in highly seasonal, weather related product categories.

Manufacturing & Distribution

AMES has two distribution facilities in the U.S., a 1.2 million square foot facility in Carlisle, Pennsylvania and a 400,000 square foot facility in Reno, Nevada. Finished goods are transported to these facilities from its manufacturing sites by both an internal fleet, as well as over the road trucking and rail. Additionally, light assembly is performed at the Carlisle and Reno locations. Distribution centers are also maintained in Canada, Australia and Ireland. AMES has a combination of internal and external, and domestic and foreign manufacturing sources from which it sources products for sale in the markets it serves.

In January 2013, AMES undertook to close certain of its U.S. manufacturing facilities and consolidate affected operations primarily into its Camp Hill and Carlisle, PA locations. The actions, completed at the end of the 2015 first quarter, improved manufacturing and distribution efficiencies, allowed for in-sourcing of certain production previously performed by third party suppliers, and improved material flow and absorption of fixed costs. AMES' initiative resulted in annual cash savings exceeding $10,000. Realization of savings began in the 2015 second quarter.

Clopay Building Products

Since 1964, CBP has grown, organically and through tuck-in acquisitions, to become the leading manufacturer and marketer of residential and commercial garage doors, and among the largest manufacturers of commercial sectional doors, in the U.S. In addition, CBP manufactures a complete line of entry door systems uniquely designed to complement its popular residential garage door styles. The majority of CBP’s sales come from home remodeling and renovation projects, with the balance from new residential housing construction and commercial building markets. Sales into the home remodeling market are driven by the aging of the housing stock, existing home sales activity, and the trends of improving both home appearance and energy efficiency. CBP employs approximately 1,500 employees.

According to the U.S. census, calendar year 2016 new construction single-family home starts will increase by 5%. The repair and remodel market rose 4% for the trailing twelve months ending September 2016, with modest growth expectations for the balance of the calendar year. The commercial segment saw spending fall 10% for the year (according to estimates from McGraw Hill Construction Dodge). According to industry sources, the residential and commercial sectional garage door market for calendar year 2015 was estimated to be $1,900,000, an increase of $50,000 over the prior year.

Brands

CBP brings over 50 years of experience and innovation to the garage door industry. Our market-leading brands include Clopay®, America’s Favorite Garage Doors®, Holmes Garage Door Company® and IDEAL Door®. Clopay is the only residential garage door brand to hold the Good Housekeeping Seal of Approval.

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

Customers

CBP is currently the exclusive supplier of residential garage doors throughout North America to Home Depot and Menards. The loss of either of these customers would have a material adverse effect on CBP’s and Griffon’s business. CBP distributes its garage doors directly to customers from its manufacturing facilities and through its distribution centers located throughout the U.S. and Canada. These distribution centers allow CBP to maintain an inventory of garage doors near installing dealers and provide quick-ship service to retail and professional dealer customers.

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

Competition

The garage door industry includes several large national manufacturers and many smaller, regional and local manufacturers. CBP competes on the basis of service, quality, price, brand awareness and product design.

CBP’s brand names are widely recognized in the building products industry. CBP believes that it has earned a reputation among installing dealers and retailers for producing a broad range of innovative, high-quality doors with industry leading lead times. CBP’s market position and brand recognition are key marketing tools for expanding its customer base, leveraging its distribution network and increasing its market share.

Distribution

CBP distributes its products through a wide range of distribution channels. CBP owns and operates a national network of 50 distribution centers. Additionally, products are sold to approximately 2,000 independent professional installing dealers and to major home center retail chains. CBP maintains strong relationships with its installing dealers and believes it is the largest supplier of residential garage doors to the retail and professional installing channels in North America.

Manufacturing

CBP has substantially completed a 200,000 square foot expansion of its state-of-the-art manufacturing facility in Troy, Ohio. This expansion reflects increased customer demand for its core products, and CBP's success in bringing new technologies to market. The Troy facility now has 1.23 million square feet of combined manufacturing and office space. CBP’s Russia, Ohio facility provides additional production capacity, particularly for specialized and custom products.

Telephonics Corporation

Telephonics, founded in 1933, is recognized globally as a leading provider of highly sophisticated intelligence, surveillance and communications solutions that are deployed across a wide range of land, sea and air applications. Telephonics designs, develops, manufactures and provides logistical support and lifecycle sustainment services to defense, aerospace and commercial customers worldwide. In 2016, approximately 70% of the segment’s sales were to the U.S. Government and agencies thereof, as a prime or subcontractor, 27% to international customers and 3% to U.S. commercial customers. Telephonics is headquartered in Farmingdale, New York and currently employs approximately 1,200 people.

Telephonics is organized into four primary business lines: Radar Systems, Communications and Surveillance, Systems Engineering and Commercial Products. Radar Systems specializes in maritime surveillance, search and rescue, and weather surveillance solutions. Communications and Surveillance Systems provides intercommunication systems with wireless extensions that distribute voice and data on a variety of platforms, Identification Friend or Foe (IFF) interrogators, border surveillance systems and Air Traffic Management (ATM) products. Telephonics’ Systems Engineering Group (SEG) provides highly technical threat and radar systems engineering as well as analytic support to a wide range of customers, including the United States Missile Defense Agency and Ballistic Missile Defense Program. Commercial Products specializes in wireless intercommunications systems, ATM automation products and commercial audio products. TLSI, or Telephonics Large Scale Integration, a part of Commercial Products, is a full-service designer and provider of high-voltage, high-temperature, low-power, mixed-signal System-on-Chip (SoC) and custom Application Specific Integrated Circuits (ASICs).

To meet the unique challenges of operating in an increasingly complex industry that is faced with continued economic and budgetary pressure on U.S. defense procurement, Telephonics has adapted its core surveillance and communications products, typically used by the U.S. government and its agencies, to meet the needs of international customers in both defense and commercial markets. Telephonics' two largest product lines include maritime surveillance radar and aircraft intercommunication management systems and as Telephonics continues to concentrate on adjacent markets to grow these product lines both domestically and internationally, the company remains focused on delivering high-quality products and services that protect military personnel and civilian interests world-wide.

Telephonics’ leading-edge products and services are well-positioned to address the needs of a fully integrated and modernized battlefield with an emphasis on providing complete situational awareness to the warfighter whether on the ground, in the air or at sea, providing timely, secure and accurate intelligence. Telephonics anticipates that the need for secure, integrated surveillance and communications capabilities will continue to increase as the U.S. and foreign militaries expand their role in fighting terrorism both at home and abroad. Telephonics has also invested in design and development of technologies focused on advanced intelligence and surveillance sensors with applications in both manned and unmanned systems, as well as border and perimeter security markets.

Telephonics is a partner in Mahindra Telephonics Integrated Systems, a Joint Venture (JV) with Mahindra Defense Systems in India. The business is focused on providing the Indian defense and civil sectors with surveillance, communications and IFF systems. The JV also intends to provide ATM, border and perimeter security and other surveillance technologies to meet emerging demands.

Programs and Products

Based on long-established relationships supported by existing contractual arrangements, Telephonics is a first-tier supplier to prime contractors in the defense industry such as Lockheed Martin Corporation ("Lockheed Martin"), The Boeing Company ("Boeing"), Northrop Grumman Corporation ("Northrup Grumman"), MacDonald Dettwiler and Associates Ltd., Airbus Military, Airbus Helicopters, Leonardo (Agusta Westland) Helicopters, and SAAB, and is at times a prime contractor to the U.S. Department of Defense. The significance of each of these customers to Telephonics’ revenue fluctuates on an annual basis, based on the timing and funding of the Original Equipment Manufacturers (“OEM”) contract award, and the technological scope of the work required. The significant contraction and consolidation in the U.S. and international defense industry provides opportunities for established first-tier suppliers to capitalize on existing relationships with major prime contractors and to play a larger role in defense systems development and procurement for the foreseeable future.

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

In 2016, Telephonics was awarded a contract from Oshkosh Defense, LLC for NetCom™ Vehicle Intercommunications Systems to be integrated onto the company's Joint Light Tactical Vehicle (JLTV) for the U.S. Army and Marine Corps. The faster and more agile JLTV will replace a portion of the military's current fleet of up-armored HMMWVs. With the additional capabilities of NetCom, these vehicles will further enhance the situational awareness and safety of U.S. troops via clear and secure communications.

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

Backlog

The funded backlog for Telephonics approximated $420,000 at September 30, 2016, compared to $442,000 at September 30, 2015. Approximately 71% of the current backlog is expected to be filled during 2017.

Backlog represents the dollar value of funded orders for which work has not been performed. Backlog generally increases with bookings and converts into revenue as we incur costs related to contractual commitments or the shipment of product. The decrease in backlog was primarily attributed to the timing of various international contract awards associated with radar and surveillance opportunities that were not received by the end of the reporting period. Given the nature of our business and a larger dependency on international customers, our bookings, and therefore our backlog, is impacted by the longer maturation cycles resulting in delays in the timing and amounts of such awards, which are subject to numerous factors, including fiscal constraints placed on customer budgets; political uncertainty; the timing of customer negotiations; and the timing of governmental approvals.
Customers

The U.S. Government, through prime contractors like Lockheed Martin, Northrop Grumman and Boeing, is a significant customer of Telephonics. The loss of the U.S. Government or any of its prime contractors as a customer could have a material adverse effect on Telephonics’ business. Notwithstanding the significance of Lockheed Martin, Northrop Grumman and Boeing, Telephonics sells to a diverse group of other domestic and international defense industry contractors, as well as others who use Telephonics products for commercial use.

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

Research and Development ("R&D")

In order to continue to offer affordable solutions that provide relevant and required features, Telephonics works closely with prime customers to ensure that there is a future market for its products by investing R&D funds in desired enhancements. Telephonics continually updates its core technologies through internally funded R&D while coordinating with customers at the earliest stages of new program development in an effort to provide solutions well in advance of its competitors. Internally funded R&D costs include basic and applied research initiatives, development activities, and other conceptual formulation studies. Telephonics is a technological leader in its core markets and pursues new growth opportunities by leveraging its systems design and engineering capabilities, and incumbent position, on key platforms.

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

Clopay Plastic Products

PPC traces its history to the 1860s as a paper wholesaler, and was incorporated under the Clopay name in 1934 when it was primarily a manufacturer of paper products. In the 1950s, PPC expanded its product line to include extruded plastic products, and today PPC is a global leader in the development and production of embossed, laminated and printed specialty plastic films for hygienic, health-care and industrial products. Products include thin gauge embossed and printed films, elastomeric films, laminates of film and non-woven fabrics, and perforated films and non-wovens. These products are used as moisture barriers in disposable infant diapers, adult incontinence products and feminine hygiene products, protective barriers in single-use surgical and industrial gowns, drapes and equipment covers, fluid transfer/distribution layers in absorbent products, components to enhance comfort and fit in infant diaper and adult incontinence products, packaging for hygienic products, house wrap and other products. PPC products are sold through a direct sales force, primarily to multinational consumer and medical products companies. PPC employs approximately 1,500 employees.

The markets in which PPC participates have been affected by several key trends over the past five years. These trends include increased use of disposable products in developing countries and favorable demographics, including increasing immigration in major global economies. Other trends representing significant opportunities include the continued demand for innovative products such as cloth-like, breathable, laminated and printed products, and large consumer products companies’ needs for global supply partners. Certain breathable film patents in the U.S. held by other companies are set to expire in calendar 2016, which is expected to create new opportunities in breathable film diaper and adult incontinence markets. Notwithstanding positive trends affecting the industry, product design changes by the customer can change the products manufactured by PPC and associated demand.

PPC believes that its business development activities targeting major multinational and regional producers of hygiene, healthcare and related products, and its investments in its technology development capability and capacity increases, will lead to additional sales of new and related products.

Products

PPC specialty plastic film is a thin-gauge film engineered to provide certain performance characteristics and is manufactured from polymer resins. A laminate is the combination of a plastic film and a woven or non-woven fabric. These products are produced using both cast and blown extrusion and various laminating processes. High speed, multi-color custom printing of films, customized embossing patterns, siliconization and proprietary perforation technology further differentiate our products. Specialty plastic film products typically provide a unique combination of performance characteristics, such as breathability, barrier properties, fluid flow management, elastic properties, processability and aesthetic appeal that meet specific, proprietary customer needs.

Customers

PPC largest customer is The Procter & Gamble Company (“P&G”), which has accounted for approximately half of PPC's revenue over the last five years. The loss of this customer would have a material adverse effect on each of PPC's and Griffon's business. Notwithstanding the significance of P&G, PPC sells to a diverse group of other leading consumer, health care and industrial companies.

Product Development

PPC is an industry leader in the research, design and development of specialty plastic film and laminate products. PPC operates a technical center where polymer chemists, scientists and engineers work independently, and in partnership with customers to develop new technologies, products, processes and product applications.

PPC's R&D efforts have resulted in many inventions covering embossing patterns, improved processing methods, product formulations, product applications and other proprietary technology. Products developed include microporous breathable films and cost-effective printed films and laminates. Microporous breathability provides for moisture vapor transmission and airflow while maintaining barrier properties resulting in improved comfort and skin care. Elastic laminates provide the user with improved comfort and fit. Printed films and laminates provide consumer preferred aesthetics, such as softness and visual appeal. Perforated films and non-wovens provide engineered fluid transfer with unique softness and aesthetics. Siliconization provides a mechanism to release hygiene product from film without damaging the product. PPC holds a number of patents for its specialty film and laminate products and related manufacturing processes. While patents play a significant role, PPC believes that its proprietary know-how and the knowledge, ability and experience of its employees are more significant to its long-term success.

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

Sales and Marketing

PPC sells its products primarily in North America, Europe, and South and Central America with additional sales in Asia Pacific, the Middle East and Africa. PPC primarily utilizes an internal direct sales force, with senior management actively participating in developing and maintaining close contacts with customers.

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

PPC's U.S. manufacturing facilities are in Augusta, Kentucky and Nashville, Tennessee from which it sells plastic films and laminates throughout the U.S. and various parts of the world.

PPC has two manufacturing facilities in Germany from which it sells plastic films throughout Europe, the Middle East and Africa. PPC also has operations in Brazil and China, which manufacture plastic hygienic and specialty films. PPC's international operations provide a platform to broaden participation in Europe, the Middle East, South America and Asia and strengthen PPC's position as a global supplier.

During the third quarter of 2016, PPC recorded $5,900 in restructuring charges, primarily related to headcount reductions at PPC's Dombuhl, Germany facility, other location headcount reductions and the shutdown of PPC's Turkey facility. The Dombuhl charges are related to an optimization plan that will drive innovation and enhance our industry leading position in printed breathable backsheet. The facility will be transformed into a state of the art hygiene products facility focused on breathable printed film and siliconized products. In conjunction with this effort, our customer base will be streamlined, and we will dispose of old assets and reduce overhead costs, allowing for gains in efficiencies.

Griffon Corporation

Employees

Griffon and its subsidiaries employ approximately 6,000 people located primarily throughout the U.S., Canada, Europe, Brazil, Australia and China. Approximately 200 of these employees are covered by collective bargaining agreements in the U.S., with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (an affiliate of the American Federation of Labor and Congress of Industrial Organizations), and the United Food & Commercial Workers International Union. Additionally, approximately 200 employees in Canada are represented by the Trade Union Advisory Committee. Griffon believes its relationships with its employees are satisfactory.

Generally, the total number of employees of Griffon and its subsidiaries does not significantly fluctuate throughout the year. However, acquisition activity or the opening of new branches or lines of business may increase the number of employees or fluctuations in the level of Griffon's business activity, which could in turn require staffing level adjustments in response to actual or anticipated customer demand.

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

Customers

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. In 2016:

a.	The U.S. Government and its agencies, through prime and subcontractor relationships, represented 16% of Griffon’s consolidated revenue and 70% of Telephonics' revenue.
b.	P&G represented 13% of Griffon’s consolidated revenue and 51% of PPC revenue.
c.	Home Depot represented 13% of Griffon’s consolidated revenue and 24% of HBP's revenue.

No other customer accounted for 10% or more of consolidated revenue. Future operating results will continue to substantially depend on the success of Griffon’s largest customers and our relationships with them. Orders from these customers are subject to change and may fluctuate materially. The loss of all or a portion of volume from any one of these customers could have a material adverse impact on Griffon’s financial results, liquidity and operations.

Seasonality

Historically, Griffon’s revenue and income were lowest in our first and fourth quarters ending December 31, and September 30, respectively, and highest in our second and third quarters ending March 31, and June 30, respectively, primarily due to the seasonality of AMES' business. In 2016, 56% of AMES' sales occurred during the second and third quarters compared to 56% in 2015 and 58% in 2014. CBP’s business is driven by residential renovation and construction during warm weather, which is generally at reduced levels during the winter months, generally in our second quarter. Griffon's revenue is expected to be lowest in the first quarter and highest in the third quarter.

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

Research and Development

Griffon’s businesses are encouraged to improve existing products as well as develop new products to satisfy customer needs; expand revenue opportunities; maintain or extend competitive advantages; increase market share and reduce production costs. R&D costs, not recoverable under contractual arrangements, are charged to expense as incurred. R&D costs for Griffon were $26,200 in 2016, $25,600 in 2015 and $23,400 in 2014.

Intellectual Property

Griffon follows a practice of actively protecting and enforcing its proprietary rights in the U.S. and throughout the world where Griffon’s products are sold. All intellectual property information presented in this section is as of September 30, 2016.

Trademarks are of significant importance to Griffon’s HBP business. With 50 years of experience and innovation in the garage door industry, and with Clopay being the only residential garage door brand to hold the Good Housekeeping Seal of Approval, CBP has a significant level of goodwill in its strong family of brands, including: Clopay®, America’s Favorite Garage Doors®; Holmes Garage Door Company® and IDEAL Door®. Principal global and regional trademarks used by AMES include AMES®, True Temper®, Garant®, UnionTools®, Hound Dog®, Westmix™, Cyclone®, Southern Patio®, Northcote Pottery™, Kelso™, Dynamic Design™, Razor-Back® Professional Tools and Jackson® Professional Tools. The HBP business has approximately 793 registered trademarks and approximately 109 pending trademark applications around the world. PPC uses the Clopay® trademark in addition to its 7 other brand names, and holds 80 registered trademarks and 4 pending trademark applications around the world. Griffon’s rights in these trademarks endure for as long as they are used and registered.

Patents are significant to PPC. Technology evolves rapidly in the plastics business, and PPC's customers are constantly striving to offer products with innovative features at a competitive price to the end consumer. As a result, PPC constantly seeks to offer new and innovative products to its customers. PPC has 19 issued patents and 12 pending patent applications in the U.S., and 120 corresponding foreign patents and patent applications, primarily covering breathable and elastic polymer films and laminates for use in personal hygiene applications, as well as innovative technologies that are extensions of our core capabilities. Patents are also important to our HBP business. CBP holds 20 issued patents in the U.S., as well as 14 corresponding foreign patents, primarily related to garage door system components. AMES protects its designs and product innovation through the use of patents, and currently has 267 issued patents and 40 pending patent applications in the U.S., as well as 233 and 30 corresponding foreign patents and patent applications, respectively. Design patents are generally valid for fourteen years, and utility patents are generally valid for twenty years, from the date of filing. Our patents are in various stages of their terms of validity.

In the government and defense business, formal intellectual property rights are of limited value. Therefore, our Telephonics business tends to hold most of its important intellectual property as trade secrets, which it protects through the use of contract terms and carefully restricting access to its technology.

Executive Officers of the Registrant

The following is a current list of Griffon’s executive officers:

Name	Age	Positions Held and Prior Business Experience
Ronald J. Kramer	58
Chief Executive Officer since April 2008, Director since 1993, Vice Chairman of the Board since November 2003. From 2002 through March 2008, President and a Director of Wynn Resorts, Ltd., a developer, owner and operator of destination casino resorts.  From 1999 to 2001, Managing Director at Dresdner Kleinwort Wasserstein, an investment banking firm, and its predecessor Wasserstein Perella & Co. Member of the board of directors of Business Development Corporation of America. Formerly on the board of directors of Leap Wireless International, Inc. (NASDAQ: LEAP). Mr. Kramer is the son-in-law of Harvey R. Blau, Griffon’s Chairman of the Board.

Robert F. Mehmel	54
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

Brian G. Harris	47
Senior Vice President and Chief Financial Officer since August 2015. From November 2012 to July 2015, Vice President and Controller of Griffon. From July 2009 to July 2015, Griffon's Chief Accounting Officer. From May 2005 to June 2009, Assistant Controller of Dover Corporation, a diversified global manufacturer (NYSE: DOV). Prior to this time, held various finance and accounting roles with Hearst Argyle Television (Formerly NYSE: HTV), John Wiley and Sons, Inc. (NYSE: JW.A) and Arthur Andersen, LLP.

Seth L. Kaplan	47
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

The current worldwide economic uncertainty and market volatility could continue to have an adverse effect on Griffon during 2017, particularly in HBP, which is substantially linked to the U.S. housing market and the U.S. economy in general. Purchases of AMES' products are discretionary for consumers who are generally more willing to purchase products during periods in which favorable macroeconomic conditions prevail. Additionally, the current condition of the credit markets could impact Griffon’s ability to refinance expiring debt, obtain additional credit for investments in current businesses or for acquisitions, with favorable terms, or may render financing unavailable. Griffon is also exposed to basic economic risks including a decrease in the demand for the products and services it offers or a higher likelihood of default on its receivables.

Adverse trends in the housing sector and in general economic conditions will directly impact Griffon’s business.

HBP’s business is influenced by market conditions for new home construction and renovation of existing homes. For the year ended September 30, 2016, approximately 53% of Griffon’s consolidated revenue was derived from the HBP segment, which is heavily dependent on new home construction and renovation of existing homes. The strength of the U.S. economy, the age of existing home stock, job growth, interest rates, consumer confidence and the availability of consumer credit, as well as demographic factors such as migration into the U.S. and migration of the population within the U.S., also have an effect on HBP. To the extent market conditions for new home construction and renovation of existing home are weaker than expected, this will likely have an adverse impact on the performance and financial results of the HBP business.

Griffon operates in highly competitive industries and may be unable to compete effectively.

Griffon’s operating companies face intense competition in each of the markets served. There are a number of competitors, some of which are larger and have greater resources than Griffon’s operating companies. As the economy continues to become more global, Griffon's operating companies may face additional competition from companies that operate in countries with significantly lower operating costs, and as a result, Griffon could lose market share with its customers or may have to lower prices in order to maintain market share. Griffon competes primarily on the basis of competitive prices, technical expertise, product differentiation, and quality of products and services. There can be no assurance that Griffon will not encounter increased competition in the future, which could have a material adverse effect on Griffon’s financial results.

The loss of large customers can harm financial results.

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon's consolidated revenue. Approximately 13% of consolidated revenue and 51% of the PPC segment revenue for the year ended September 30, 2016 was generated from P&G. Home Depot, Lowe’s, Menards and Bunnings are significant customers of HBP with Home Depot accounting for approximately 13% of consolidated revenue and 24% of HBP's revenue for the year ended September 30, 2016. The U.S. Government and its agencies and subcontractors, including Lockheed Martin and Boeing, is a significant customer of Telephonics, and accounts for approximately 16% of consolidated revenue and 70% of Telephonics segment revenue, inclusive of sales made through Lockheed Martin and Boeing where Telephonics serves as a subcontractor; Lockheed Martin and Boeing each represent less than 10% of consolidated revenue inclusive of such sales to the U.S. Government. Future operating results will continue to substantially depend on the success of Griffon’s largest customers, as well as Griffon’s relationship with them. Orders from these customers are subject to fluctuation and may be reduced materially due to changes in customer needs or other factors. Any reduction or delay in sales of products to one or more of these customers could significantly reduce Griffon’s revenue. Griffon’s operating results will also depend on successfully developing relationships with additional key customers. Griffon cannot assure that its largest customers will be retained or that additional key customers will be recruited. Also, HBP and PPC extend credit to their customers, which exposes them to credit risk. HBP’s largest customer accounted for approximately 26% and 14% of HBP’s and Griffon’s net accounts receivable as of September 30, 2016, respectively. PPC largest customer accounted for approximately 31% and 7% of PPC and Griffon’s net accounts receivable as of September 30, 2016, respectively. If either of these customers were to become insolvent or otherwise unable to pay its debts, the financial condition, results of operations and cash flows of the respective segments and Griffon could be adversely affected.

Reliance on third party suppliers and manufacturers may impair AMES' ability to meet its customer demands.

AMES relies on a limited number of domestic and foreign companies to supply components and manufacture certain of its products. The percentage of AMES products sourced, based on revenue, approximated 36% in 2016. Reliance on third party suppliers and manufacturers may reduce control over the timing of deliveries and quality of AMES' products. Reduced product quality or failure to deliver products timely may jeopardize relationships with certain of AMES' key customers. In addition, reliance on third party suppliers or manufacturers may result in the failure to meet AMES' customer demands. Continued turbulence in the worldwide economy may affect the liquidity and financial condition of AMES' suppliers. Should any of these parties fail to manufacture sufficient supply, go out of business or discontinue a particular component, alternative suppliers may not be found in a timely manner, if at all. Such events could impact AMES' ability to fill orders, which could have a material adverse effect on customer relationships.

If Griffon is unable to obtain raw materials for products at favorable prices it could adversely impact operating performance.

HBP’s and PPC's suppliers primarily provide resin, wood and steel. These segments could experience shortages of raw materials or components for products or be forced to seek alternative sources of supply. If temporary shortages due to disruptions in supply caused by weather, transportation, production delays or other factors require raw materials to be secured from sources other than current suppliers, the terms may not be as favorable as current terms or certain materials may not be available at all. In recent years, HBP and PPC have experienced price increases in steel and plastic resins.

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

Historically, Griffon’s revenue and income are lowest in our first and fourth quarters ending December 31, and September 30, respectively, and highest in our second and third quarters ending March 31, and June 30, respectively, primarily due to the seasonality of AMES' business. With the 2014 acquisition of Northcote and Cyclone, both in Australia, AMES' revenue is less susceptible to seasonality. In 2016, 56% of AMES' sales occurred during the second and third quarters compared to 56% in 2015 and 58% in 2014. CBP’s business is driven by residential renovation and construction during warm weather, which is generally at reduced levels during the winter months, generally in our second quarter. Griffon's revenue is expected to be lowest in the first quarter and highest in the third quarter.

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

Griffon employs approximately 6,000 people on a full-time basis, approximately 7% of whom are covered by collective bargaining or similar labor agreements (all within Telephonics and AMES). If unionized employees engage in a strike or other work stoppage, or if Griffon is unable to negotiate acceptable extensions of agreements with labor unions, a significant disruption of operations and increased operating costs could occur. In addition, any renegotiation or renewal of labor agreements could result in higher wages or benefits paid to unionized employees, which could increase operating costs and could have a material adverse effect on profitability.

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

Telephonics sells products to the U.S. government and its agencies both directly and indirectly as a first-tier supplier to prime contractors in the defense industry such as Lockheed Martin, Boeing and Northrop Grumman. In the year ended September 30, 2016, U.S. government contracts and subcontracts accounted for approximately 16% of Griffon’s consolidated revenue. Contracts involving the U.S. government may include various risks, including:

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

•	The failure of the government to exercise options for additional work provided for in contracts;

•	The inherent discretion of government agencies in determining whether Telephonics has complied with all specifications set forth in a government contract; and

•	The government’s right, in certain circumstances, to freely use technology developed under these contracts.

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

Griffon and its companies conduct operations in Germany, Canada, Brazil, Australia and China, and sell their products in many countries around the world. Sales of products through non-U.S. subsidiaries accounted for approximately 20% of consolidated revenue for the year ended September 30, 2016. These sales could be adversely affected by changes in political and economic conditions, trade protection measures, the ability of the Company to enter into industrial cooperation agreements (off-set agreements), differing intellectual property rights laws and changes in regulatory requirements that restrict the sales of products or increase costs in such locations. Enforcement of existing laws in such jurisdictions can be uncertain, and the lack of a sophisticated body of laws can create various uncertainties, including with respect to customer and supplier contracts. Currency fluctuations between the U.S. dollar and the currencies in the non-U.S. regions in which Griffon does business may also have an impact on future reported financial results.

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

Griffon relies on a combination of patent, copyright and trademark laws, common law, trade secrets, confidentiality and non-disclosure agreements and other contractual provisions to protect proprietary rights. Such measures do not provide absolute protection and Griffon cannot give assurance that measures for protecting these proprietary rights are and will be adequate, or that competitors will not independently develop similar technologies.

Griffon may inadvertently infringe on, or may be accused of infringing on, proprietary rights held by another party.

Griffon is regularly improving its technology and employing existing technologies in new ways. Though Griffon takes reasonable precautions to ensure it does not infringe on the rights of others, it is possible that Griffon may inadvertently infringe on, or be accused of infringing on, proprietary rights held by others. If Griffon is found to have infringed on the propriety rights held by others, any related litigation or settlement relating to such infringement may have a material effect on Griffon’s business, results of operations and financial condition.

Griffon is exposed to product liability and warranty claims.

Griffon is subject to product liability and warranty claims in the ordinary course of business, including with respect to former businesses now included within discontinued operations. These claims relate to the conformity of its products with required specifications, and to alleged or actual defects in Griffon’s products (or in end-products in which Griffon’s products were a component part) that cause damage to property or persons. There can be no assurance that the frequency and severity of product liability claims brought against Griffon will not increase, which claims can be brought either by an injured customer of an end product manufacturer who used one of Griffon's products as a component or by a direct purchaser. There is also no assurance that the number and value of warranty claims will not increase as compared to historical claim rates, or that our warranty reserve at any particular time is sufficient. No assurance can be given that indemnification from customers or coverage under insurance policies will be adequate to cover future product liability claims against Griffon; for example, product liability insurance typically does not cover claims for punitive damages. Warranty claims are typically not covered by insurance at all. Product liability insurance can be expensive, difficult to maintain and may be unobtainable in the future on acceptable terms. The amount and scope of any insurance coverage may be inadequate if a product liability claim is successfully asserted. Furthermore, if any significant claims are made, the business and the related financial condition of Griffon may be adversely affected by negative publicity.

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

The conversion contingency provision of the convertible notes may cause reported earnings per share to be more volatile, and may cause a dilutive impact to existing stockholders

The outstanding convertible notes are convertible at maturity. Under the terms of the 2017 Notes, Griffon has the right to settle the conversion of the 2017 Notes in cash, stock or a combination of cash and stock. On July 14, 2016, Griffon announced that it will settle, upon conversion, up to $125,000 of the conversion value of the 2017 Notes in cash, with amounts in excess of $125,000, if any, to be settled in shares of Griffon common stock. The potential shares of Griffon common stock issuable for the amount, if any, in excess of $125,000 of conversion value of the notes are considered in the calculation of diluted earnings per share and volatility in Griffon’s stock price could cause these notes to be dilutive at one point in time and not at another point in time. In addition, to the extent the conversion value of the notes is in excess of $125,000 at maturity, there will be a dilutive impact to existing holders of Griffon’s common stock.

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

The issuance of additional equity securities or securities convertible into equity securities would result in dilution to existing stockholders’ equity interests. Griffon is authorized to issue, without stockholder vote or approval, 4,200,000 shares of preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of Griffon’s common stock. While there is no present intention of issuing any such preferred stock, Griffon reserves the right to do so in the future. In addition, Griffon is authorized to issue, without stockholder approval, up to 85,000,000 shares of common stock, of which 45,169,758 shares, net of treasury shares, were outstanding as of September 30, 2016. Additionally, Griffon is authorized to issue, without stockholder approval, securities convertible into either shares of common stock or preferred stock.

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

Griffon occupies approximately 8,100,000 square feet of general office, factory and warehouse space throughout the U.S., Germany, Canada, Brazil, Australia, and China. For a description of the encumbrances on certain of these properties, see the Notes Payable, Capitalized Leases and Long-Term Debt footnote in the Notes to Consolidated Financial Statements. The following table sets forth certain information related to Griffon’s major facilities:

Location	Business Segment	Primary Use	Approx. Square Footage	Owned/ Leased	Lease End Year
New York, NY	Corporate	Headquarters	10,000	Leased	2025
Jericho, NY	Corporate	Office	6,900	Leased	2018
Farmingdale, NY	Telephonics	Manufacturing/R&D	180,000	Owned
Huntington, NY	Telephonics	Manufacturing	90,000	Owned
Huntington, NY	Telephonics	Manufacturing	100,000	Leased	2021
Columbia, MD	Telephonics	Engineering	25,000	Leased	2023
Elizabeth City, NC	Telephonics	Repair and Service	22,000	Leased	2039
Mason, OH	Home & Building Products/ Clopay Plastic Products	Office/R&D	131,000	Owned
Aschersleben, Germany	Clopay Plastic Products	Manufacturing	289,000	Owned
Dombuhl, Germany	Clopay Plastic Products	Manufacturing	124,000	Owned
Augusta, KY	Clopay Plastic Products	Manufacturing	354,000	Owned
Nashville, TN	Clopay Plastic Products	Manufacturing	210,000	Owned
Nashville, TN	Clopay Plastic Products	Manufacturing	190,000	Leased	2019
Jundiai, Brazil	Clopay Plastic Products	Manufacturing	114,000	Owned
Hangzhou, China	Clopay Plastic Products	Manufacturing	66,000	Leased	2024
Troy, OH	Home & Building Products	Office, Manufacturing	1,230,000	Leased	2021
Russia, OH	Home & Building Products	Manufacturing	250,000	Owned
Carlisle, PA	Home & Building Products	Manufacturing, Distribution	1,227,000	Leased	2020
Reno, NV	Home & Building Products	Manufacturing, Distribution	400,000	Leased	2022
Camp Hill, PA	Home & Building Products	Office, Manufacturing	380,000	Owned
Harrisburg, PA	Home & Building Products	Manufacturing	264,000	Owned
St. Francois, Quebec	Home & Building Products	Manufacturing, Distribution	353,000	Owned
Falls City, NE	Home & Building Products	Manufacturing	82,000	Owned
Cork, Ireland	Home & Building Products	Manufacturing, Distribution	74,000	Owned
Victoria, Australia	Home & Building Products	Manufacturing	29,000	Leased	2019
Champion, PA	Home & Building Products	Wood Mill	225,000	Owned
Victoria, Australia	Home & Building Products	Distribution	174,000	Leased	2023
Victoria, Australia	Home & Building Products	Distribution	54,000	Leased	2017
Queensland, Australia	Home & Building Products	Distribution	50,000	Leased	2018
New South Wales, Australia	Home & Building Products	Distribution	76,000	Leased	2020
Regency Park, South Australia	Home & Building Products	Distribution	62,000	Leased	2019
Welshpool, Western Australia	Home & Building Products	Distribution	97,000	Leased	2019
New South Wales, Australia	Home & Building Products	Distribution	32,000	Leased	2019

Griffon also leases approximately 960,000 square feet of space for the CBP distribution centers in numerous facilities throughout the U.S. and in Canada. In addition, AMES owns approximately 200,000 square feet of additional space for operational wood mills in the U.S.

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

Item 4.    Reserved

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Griffon’s Common Stock is listed for trading on the New York Stock Exchange under the symbol “GFF”. The following table shows, for the periods indicated, the quarterly range in the high and low sales prices for Griffon’s Common Stock and the amount of dividends paid during the last two years:

	Fiscal 2016			Fiscal 2015
	Market Prices		Dividends	Market Prices		Dividends
	High	Low	Per Share	High	Low	Per Share
Quarter ended December 31,	$19.24	$15.58	$0.05	$13.75	$10.54	$0.04
Quarter ended March 31,	17.58	13.45	0.05	17.65	12.72	0.04
Quarter ended June 30,	17.30	14.69	0.05	17.87	15.43	0.04
Quarter ended September 30,	17.87	15.88	0.05	17.85	15.45	0.04
			$0.20			$0.16

Dividends

During 2016, 2015 and 2014, the Company declared and paid dividends totaling $0.20 per share, $0.16 per share and $0.12 per share, respectively. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends.

On November 16, 2016, the Company declared a $0.06 per share dividend payable on December 22, 2016 to shareholders of record as of December 5, 2016.

Holders

As of October 31, 2016, there were approximately 8,600 record holders of Griffon’s Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under Griffon’s equity compensation plans is contained in Part III, Item 12 of this Form 10-K.

Issuer Purchase of Equity Securities

The table below presents shares of Griffon Stock which were acquired by Griffon during the fourth quarter of 2016:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2016	52,656	(2)	$16.60	52,006
August 1 - 31, 2016	240,031		17.11	240,031
September 1 - 30, 2016	564,536	(3)	16.93	542,964
Total	857,223		$16.96	835,001	$51,637	(1)

1.
Shares were purchased by the Company in open market purchases pursuant to share repurchases authorized by the Company’s Board of Directors. On each of March 20, 2015, July 30, 2015 and August 3, 2016, the Company’s Board of Directors authorized the repurchase of up to $50,000 of Griffon common stock; as of September 30, 2016, $51,637 remained available for purchase under both the July 30, 2015 and August 3, 2016 authorizations.

2.
Includes (a) 52,006 shares purchased by the Company in open market purchases pursuant to stock repurchases authorized by the Company’s Board of Directors and (b) 650 shares acquired by the Company from holders of restricted stock upon vesting of the restricted stock to satisfy tax withholding obligations of the holders.

3.
Includes (a) 542,964 shares purchased by the Company in open market purchases pursuant to stock repurchases authorized by the Company’s Board of Directors and (b) 21,572 shares acquired by the Company from the holders of restricted stock upon vesting of the restricted stock to satisfy tax withholding obligations of the holders.

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

The following graph sets forth the cumulative total return to Griffon’s stockholders during the five years ended September 30, 2016, as well as an overall stock market (S&P Small Cap 600 Index) and Griffon’s peer group index (Dow Jones U.S. Diversified Industrials Index). Assumes $100 was invested on September 30, 2011, including the reinvestment of dividends, in each category.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Griffon Corporation, the S&P Smallcap 600 Index
and the Dow Jones US Diversified Industrials Index

Item 6.    Selected Financial Data

	For the Years Ended September 30,
(in thousands, except per share amounts)	2016	2015	2014	2013	2012
Revenue	$1,957,161	$2,016,032	$1,991,811	$1,871,327	$1,861,145

Income (loss) before taxes and discontinued operations	$53,164	$53,636	$(5,716)	$14,333	$21,941
Provision (benefit) for income taxes	23,154	19,347	(5,539)	7,543	4,930
Income (loss) from continuing operations	30,010	34,289	(177)	6,790	17,011
Income (loss) from discontinued operations	—	—	—	(3,023)	—
Net Income (loss)	$30,010	$34,289	$(177)	$3,767	$17,011

Basic earnings (loss) per share:
Continuing operations	$0.73	$0.77	$0.00	$0.12	$0.30
Discontinued operations	—	—	—	(0.06)	0.00
Net income (loss)	$0.73	$0.77	$0.00	$0.07	$0.30
Weighted average shares outstanding	41,074	44,608	49,367	54,428	55,914

Diluted earnings (loss) per share:
Continuing operations	$0.68	$0.73	$0.00	$0.12	$0.30
Discontinued operations	—	—	—	(0.05)	0.00
Net income (loss)	$0.68	$0.73	$0.00	$0.07	$0.30
Weighted average shares outstanding	44,109	46,939	49,367	56,563	57,329

Cash dividends declared per common share	$0.20	$0.16	$0.12	$0.10	$0.08

Capital expenditures	$90,759	$73,620	$77,094	$64,441	$68,851
Depreciation and amortization	$70,208	$69,800	$67,396	$70,748	$66,264
Total assets	$1,782,096	$1,712,813	$1,808,826	$1,777,608	$1,802,921

Current portion of debt	$22,644	$16,593	$7,886	$10,768	$17,703
Long term portion of debt, net	913,914	826,976	791,301	666,904	668,288
Total debt, net	$936,558	$843,569	$799,187	$677,672	$685,991

Notes:
Results of operations from acquired businesses are included from the date of acquisition forward.  The fair value of assets and liabilities, inclusive of changes resulting from operating the businesses, are included in the first period ended after the date of each acquisition, and all periods thereafter.

2016 includes $5,900 of restructuring charges ($4,247, net of tax, or $0.10 per share), discrete tax provisions, net, of $2,658 or $0.06 per share.

2015 includes discrete tax benefits, net, of $62 or $0.00 per share.

2014 includes $6,136 of restructuring charges ($3,804, net of tax, or $0.07 per share), $3,161 of acquisition costs ($1,960, net of tax, or $0.04 per share), $38,890 loss on debt extinguishment ($24,964, net of tax, or $0.49 per share) and discrete tax benefits, net, of $4,679 or $0.09 per share.

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

Griffon currently conducts its operations through three reportable segments:

•
Home & Building Products ("HBP") consists of two companies, The AMES Companies, Inc. (“AMES”) and Clopay Building Products Company, Inc. (“CBP”). HBP revenue accounted for 53% of Griffon’s consolidated revenue in 2016 and 2015 and 49% in 2014:

◦
AMES, founded in 1774, is the leading U.S. manufacturer and a global provider of long-handled tools and landscaping products for homeowners and professionals. AMES’ revenue was 26% of Griffon’s consolidated revenue in 2016, 27% in 2015 and 25% in 2014.

CBP, in business since 1964, is a leading manufacturer and marketer of residential and commercial garage doors and sells to professional dealers and some of the largest home center retail chains in North America. CBP’s revenue was 27%, 26% and 24% of Griffon’s consolidated revenue in 2016, 2015 and 2014.

•
Telephonics Corporation ("Telephonics"), founded in 1933, is recognized globally as a leading provider of highly sophisticated intelligence, surveillance and communications solutions for defense, aerospace and commercial customers. Telephonics’ revenue was 22% of Griffon’s consolidated revenue in 2016 and 21% in both 2015 and 2014.

•
Clopay Plastic Products Company, Inc. ("PPC"), incorporated in 1934, is a global leader in the development and production of embossed, laminated and printed specialty plastic films for hygienic, health-care and industrial products and sells to some of the world's largest consumer products companies. PPC's revenue was 25%, 26% and 30% of Griffon’s consolidated revenue in 2016, 2015 and 2014, respectively.

CONSOLIDATED RESULTS OF OPERATIONS

2016 Compared to 2015

Revenue for the year ended September 30, 2016 was $1,957,161, compared to $2,016,032 in the prior year. Excluding the unfavorable impact of foreign currency, revenue trailed the prior year by 1% driven by HBP and PPC. Gross profit for 2016 was $473,434 compared to $475,778 in 2015, with gross margin as a percent of sales (“gross margin”) of 24.2% and 23.6%, respectively.

Selling, general and administrative (“SG&A”) expenses of $364,027 decreased 3% from the prior year amount of $374,761. SG&A for 2016, as a percent of revenue, was 18.6%, consistent with the prior year.

Interest expense in 2016 totaled $51,254, a 6% increase from the prior year primarily due to the May 2016 add-on offering of $125,000 of 5.25% senior notes due 2022.

Other income of $768 in 2016 and $491 in 2015 consists primarily of currency exchange transaction gains and losses from receivables and payables held in non-functional currencies, and net gains on investments.

Griffon reported pretax income of $53,164 for the year ended September 30, 2016 compared to $53,636 for the prior year. In 2016, the Company recognized a tax provision of 43.6% compared to 36.1% in 2015.  The 2016 tax rate included a $2,658 provision consisting of a $3,380 valuation allowance on current year Germany net operating loss carryforwards that do not expire, offset by a net $722 discrete tax benefit. The $722 discrete tax benefit primarily consists of a $2,193 benefit related to the early adoption of the new FASB accounting guidance allowing the company to recognize excess tax benefits from the vesting of equity awards within income tax expense, offset by a $1,207 valuation allowance on prior period net operating loss carryforwards. The 2015 tax rate included a net discrete benefit of $0.1 million.

Excluding the impact of restructuring in 2016 restructuring and tax items, the effective tax rates for the year ended September 30, 2016 and 2015 were 37.5% and 36.2%, respectively. These rates reflect the impact of tax reserves and changes in earnings mix between U.S. and non-U.S. operations.

Net income was $30,010, or $0.68 per share, for 2016 compared to $34,289, or $0.73 per share in the prior year. The current year results included discrete tax provisions, net, of $2,658 or $0.06 per share and restructuring charges of $5,900 ($4,247, net of tax, or $0.10 per share). The prior year included discrete tax benefits, net, of $62 or $0.00 per share.

Excluding these items from both reporting periods, 2016 Net income would have been $36,915, or $0.84 per share compared to $34,227, or $0.73 per share, in 2015.

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

Griffon reported pretax income of $53,636 for the year ended September 30, 2015 compared to a pretax loss of $5,716 for the prior year. In 2015, the Company recognized a tax provision of 36.1% compared to a tax benefit of 96.9% in 2014.  The 2015 and 2014 rates reflect net discrete benefits of $62 and $4,674, respectively, resulting from release of previously established reserves for uncertain tax positions, release of various valuation allowances, filing of tax returns and impact of law changes in various jurisdictions. Excluding discrete tax items, the 2015 rate would have been a provision of 36.2%, and the 2014 rate would have been a benefit of 15.1%. The effective rates reflect the impact of permanent differences not deductible in determining taxable income, mainly tax reserves, changes in earnings mix between domestic and non-domestic operations and in 2014 limited deductibility of restricted stock, which were material to the 2014 rate relative to the level of pretax result.

Net income was $34,289, or $0.73 per share, for 2015 compared to a loss of $177, or $0.00 per share in the prior year. The current year results included discrete tax benefits, net, of $62 or $0.00 per share.

The prior year results included:

•	Loss from debt extinguishment of $38,890 ($24,964, net of tax or $0.49 per share);

•	Restructuring charges of $6,136 ($3,804, net of tax, or $0.07 per share);

•	Acquisition costs of $3,161 ($1,960, net of tax, or $0.04 per share); and

•	Discrete tax benefits, net, of $4,674 or $0.09 per share.

Excluding these items from both reporting periods, 2015 Net income would have been $34,227, or $0.73 per share compared to $25,877, or $0.51 per share, in 2014. Excluding both the discrete tax benefit and the impact of foreign currency, current year adjusted net income would have been $37,751 or $0.80 per share.

Griffon evaluates performance based on Earnings per share and Net income (loss) excluding, as applicable, restructuring charges, loss on debt extinguishment, acquisition-related expenses and discrete and certain other tax items (a non-GAAP measure). Griffon believes this information is useful to investors for the same reason. The following table provides a reconciliation of Earnings per share and Net income (loss) to Adjusted earnings per share and Adjusted net income:

GRIFFON CORPORATION AND SUBSIDIARIES
RECONCILIATION OF NET INCOME (LOSS) TO ADJUSTED NET INCOME
(Unaudited)

	For the Years Ended September 30,
	2016	2015	2014
Net Income (loss)	$30,010	$34,289	$(177)
Adjusting items, net of tax:
Loss from debt extinguishment	—	—	24,964
Restructuring	4,247	—	3,804
Acquisition costs	—	—	1,960
Discrete and certain other tax provisions (benefits)	2,658	(62)	(4,674)
Adjusted net income	$36,915	$34,227	$25,877
Earnings per common share	$0.68	$0.73	$0.00
Adjusting items, net of tax:
Loss from debt extinguishment	—	—	0.49
Restructuring	0.10	—	0.07
Acquisition costs	—	—	0.04
Discrete and certain other tax provisions (benefits)	0.06	0.00	(0.09)
Adjusted earnings per share	$0.84	$0.73	$0.51

REPORTABLE SEGMENTS

The following table provides a reconciliation of Segment operating profit to Income (loss) before taxes:

	For the Years Ended September 30,
INCOME (LOSS) BEFORE TAXES	2016	2015	2014
Segment operating profit:
Home & Building Products	$79,682	$58,883	$40,538
Telephonics	42,801	43,006	45,293
PPC	20,313	33,137	28,881
Total segment operating profit	142,796	135,026	114,712
Net interest expense	(51,111)	(47,872)	(48,144)
Unallocated amounts	(38,521)	(33,518)	(33,394)
Loss from debt extinguishment	—	—	(38,890)
Income (loss) before taxes	$53,164	$53,636	$(5,716)

Griffon evaluates performance and allocates resources based on each segments’ operating results before interest income and expense, income taxes, depreciation and amortization, unallocated amounts (mainly corporate overhead), restructuring charges, loss on debt extinguishment and acquisition-related expenses, as applicable (“Segment adjusted EBITDA”, a non-GAAP measure). Griffon believes this information is useful to investors for the same reason.

The following table provides a reconciliation of Segment adjusted EBITDA to Income (loss) before taxes:

	For the Years Ended September 30,
	2016	2015	2014
Segment adjusted EBITDA:
Home & Building Products	$114,949	$94,226	$77,171
Telephonics	53,385	53,028	57,525
PPC	50,079	57,103	56,291
Total Segment adjusted EBITDA	218,413	204,357	190,987
Net interest expense	(51,111)	(47,872)	(48,144)
Segment depreciation and amortization	(69,717)	(69,331)	(66,978)
Unallocated amounts	(38,521)	(33,518)	(33,394)
Loss from debt extinguishment	—	—	(38,890)
Restructuring charges	(5,900)	—	(6,136)
Acquisition costs	—	—	(3,161)
Income (loss) before taxes	$53,164	$53,636	$(5,716)

Home & Building Products

	For the Years Ended September 30,
	2016		2015		2014
Revenue:
AMES	$513,973		$535,881		$503,687
CBP	527,370		516,320		475,756
Home & Building Products	$1,041,343		$1,052,201		$979,443
Segment operating profit	$79,682	7.7%	$58,883	5.6%	$40,538	4.1%
Depreciation and amortization	35,267		35,343		31,580
Restructuring charges	—		—		1,892
Acquisition costs	—		—		3,161
Segment adjusted EBITDA	$114,949	11.0%	$94,226	9.0%	$77,171	7.9%

2016 Compared to 2015

Segment revenue decreased $10,858, or 1%, compared to the prior year period. Excluding a $14,900 or 1% unfavorable foreign currency impact, revenue remained consistent with the prior year period. AMES revenue decreased 4%, mainly driven by a combination of a warm winter and a cold and wet spring in both the U.S. and Canada, resulting in reduced snow and spring tool category sales, respectively, partially offset by improved sales of North American pots and planters and increased product offerings in Australia; foreign currency was 2% unfavorable. CBP revenue increased 2% compared to the prior year period, primarily due to improved volume and favorable mix; the impact of foreign currency was not material.

Segment operating profit in 2016 was $79,682 compared to $58,883 in 2015, an increase of $20,799, or 35% driven by operational efficiency improvements, cost control measures at AMES and increased volume and favorable mix at CBP and decreased material costs, which more than offset the impact of reduced revenue at AMES; foreign currency was 4% unfavorable. Segment depreciation and amortization remained consistent with the prior year.

On February 14, 2016, AMES Australia acquired substantially all of the Intellectual Property (IP) assets of Australia-based Nylex Plastics Pty Ltd. for $1,744. Through this acquisition, AMES and Griffon secured the ownership of the trademark “Nylex” for certain categories of AMES products, principally in the country of Australia.  Previously, the Nylex name was licensed.  The acquisition of the Nylex IP was contemplated as a post-closing activity of the Cyclone acquisition and supports AMES' Australian watering products strategy.

On October 15, 2015, CBP announced plans to expand its manufacturing facility in Troy, Ohio. CBP has substantially completed this 200,000 square foot expansion of its state-of-the-art facility, which reflects increased customer demand for its core products, and CBP's success in bringing new technologies to market. The Troy facility now has 1.23 million square feet of combined manufacturing and office space. CBP’s Russia, Ohio facility provides additional production capacity, particularly for specialized and custom products.

2015 Compared to 2014

Segment revenue increased $72,758, or 7%, compared to the prior year reflecting a 5% contribution from the Cyclone (acquired in May 2014) and Northcote (acquired in December 2013) acquisitions and an unfavorable foreign currency impact of 3%. AMES revenue increased 6%, mainly driven by the inclusion of AMES acquisition results contributing 10%, and improved North American pots and planter and Canadian wheelbarrow sales; foreign currency was 4% unfavorable. CBP revenue increased 9% from the prior year, primarily due to improved volume and favorable mix; foreign currency was 1% unfavorable.

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

Restructuring and Acquisition Expenses

In 2014, HBP recognized $1,892 of restructuring and other related exit costs primarily related to one-time termination benefits, facility and other personnel costs, and asset impairment charges. As a result of these actions, HBP headcount was reduced by 46.
In 2014, HBP had $3,161 of acquisition and integration costs related to Northcote and Cyclone.

Telephonics

	For the Years Ended September 30,
	2016		2015		2014
Revenue	$435,692		$431,090		$419,005
Segment operating profit	$42,801	9.8%	$43,006	10.0%	$45,293	10.8%
Depreciation and amortization	10,584		10,022		7,988
Restructuring charges	—		—		4,244
Segment adjusted EBITDA	$53,385	12.3%	$53,028	12.3%	$57,525	13.7%

2016 Compared to 2015

Revenue in 2016 increased $4,602, or 1%, compared to the prior year period, due to mobile ground surveillance systems and dismounted Electronic Countermeasure systems, partially offset by airborne maritime and Identification Friend or Foe ("IFF") radar systems.
Segment operating profit remained consistent with the prior year period.

During 2016, Telephonics was awarded several new contracts and incremental funding on existing contracts approximating $413,400. Contract backlog was $420,000 at September 30, 2016 with 71% expected to be fulfilled in the next 12 months; backlog was $442,000 at September 30, 2015. Backlog is defined as unfilled firm orders for products and services for which funding has been both authorized and appropriated by the customer or Congress, in the case of the U.S. government agencies. The decrease in backlog was primarily due to the timing of various international contract awards associated with radar and surveillance opportunities that were not received by the end of the reporting period.

In December 2015, Telephonics invested an additional $2,726 increasing its equity stake from 26% to 49% in Mahindra Telephonics Integrated Systems (MTIS), a joint venture with Mahindra Defence Systems, a Mahindra Group Company. MTIS is an aerospace and defense manufacturing and development facility in Prithla, India.
2015 Compared to 2014

Revenue in 2015 increased $12,085, or 3%, compared to the prior year period primarily driven by Multi-Mode ASW and IFF radar systems, partially offset by decreased sales of airborne intercommunication products associated with the C-17 program.
Segment operating profit decreased $2,287 or 5%, and operating margin decreased 80 basis points compared to the prior year period. The prior year included $4,244 of restructuring costs; excluding such costs, prior year Segment operating profit was $49,537, resulting in a 13% decrease. The decrease was due to an increase in depreciation and amortization of $2,034 and unfavorable program mix from decreased revenue on airborne intercommunications product, partially offset by reduced operating expenses.

Restructuring

During 2014, Telephonics recognized $4,244 in restructuring costs in connection with the closure of its Swedish facility and restructuring of operations, a voluntary early retirement plan and a reduction in force aimed at improving efficiency by combining functions and responsibilities, resulting in the elimination of 80 positions.

Plastic Products Company

	For the Years Ended September 30,
	2016		2015		2014
Revenue	$480,126		$532,741		$593,363
Segment operating profit	$20,313	4.2%	$33,137	6.2%	$28,881	4.9%
Depreciation and amortization	23,866		23,966		27,410
Restructuring charges	5,900		—		—
Segment adjusted EBITDA	$50,079	10.4%	$57,103	10.7%	$56,291	9.5%

2016 Compared to 2015

Revenue in 2016 decreased $52,615 or 10%, in comparison to 2015, primarily due to decreased volume of 4% driven by reduced North America and Europe baby care orders, unfavorable mix of 3% and a $17,100 or 3% unfavorable foreign currency impact. Resin pricing had no material impact on revenue in the current year. PPC adjusts selling prices based on underlying resin costs on a delayed basis.

Segment operating profit decreased $12,824 or 39%, compared to the prior year. During 2016, PPC recorded restructuring charges of $5,900 primarily related to headcount reductions at PPC’s Dombuhl, Germany facility, other location headcount reductions and the shut down of PPC's Turkey facility. Excluding these charges, current year Segment operating profit was $26,213, a decrease of $6,924 or 21%, compared to the prior year, due to reduced volume and unfavorable mix, partially offset by decreased SG&A spending. Resin pricing and foreign currency did not have a material impact on Segment operating profit for the year. Segment depreciation and amortization remained consistent with the prior year.

During April 2016, PPC announced a Sof-flex® breathable film investment, which will expand breathable film capacity in North America, Europe and Brazil, increase our extrusion and print capacity, and enhance our innovation and technology capabilities. We expect the project to be completed in fiscal 2018. These investments will allow PPC to maintain and extend its technological advantage and allow it to differentiate itself from competitors, while meeting increasing customer demand for lighter, softer, more cost effective and more environmentally friendly products.

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

Restructuring

During the third quarter of 2016, PPC incurred pre-tax restructuring and related exit costs approximating $5,900 primarily related to headcount reductions at PPC’s Dombuhl, Germany facility, other location headcount reductions and the shut down of PPC's Turkey facility. These actions resulted in the elimination of approximately 86 positions. The Dombuhl charges are related to an optimization plan that will drive innovation and enhance our industry leading position in printed breathable back sheet. In conjunction with this effort, our customer base will be streamlined, and we will dispose of old assets and reduce overhead costs, allowing for gains in efficiencies. Management estimates that these actions will result in annual cash savings of $4,000 based on current operating levels.

Unallocated Amounts

For 2016, unallocated amounts, which consist primarily of corporate overhead costs, totaled $38,521 compared to $33,518 in 2015 primarily due to expenses related to the pursuit of acquisition opportunities, expenses relating to an intellectual property legal claim (in which Griffon is the Plaintiff), and increased insurance costs.

For 2015, unallocated amounts, which consist primarily of corporate overhead costs, totaled $33,518 compared to $33,394 in 2014.

Segment Depreciation and Amortization

Segment depreciation and amortization of $69,717 in 2016 remained consistent with the prior year of $69,331.

Segment depreciation and amortization of $69,331 in 2015 increased $2,353 compared to 2014, primarily due to capital spending.

Comprehensive Income (Loss)

During 2016, total other comprehensive income, net of taxes, of $9,947 consisted of a $17,284 income on Foreign currency translation adjustments primarily due to the strengthening of the Euro, Canadian, Brazilian and Australian currencies, all in comparison to the U.S. Dollar, a $5,651 loss from Pension and other post-retirement benefits, primarily due to lower assumed discount rates compared to the prior year and a $1,686 loss on cash flow hedges.
During 2015, total other comprehensive loss, net of taxes, of $61,124 consisted of a $56,358 loss on Foreign currency translation adjustments primarily due to the weakening of the Euro, Canadian, Brazilian and Australian currencies, all in comparison to the U.S. Dollar, a $4,326 loss from Pension and other post-retirement benefits, primarily due to lower assumed discount rates compared to the prior year, a $430 gain on cash flow hedges and $870 settlement of available-for-sale securities.

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

Griffon substantially concluded remaining disposal activities in 2009. There was no reported revenue in 2016, 2015 and 2014. Future net cash outflows to satisfy liabilities related to disposal activities accrued as of September 30, 2016 are estimated to be $3,390.

At September 30, 2016, Griffon’s assets and liabilities for discontinued operations primarily related to income taxes and product liability, warranty and environmental reserves.

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

The following table is derived from the Consolidated Statements of Cash Flows:

Cash Flows from Continuing Operations	Years Ended September 30,
(in thousands)	2016	2015
Net Cash Flows Provided By (Used In):
Operating activities	$105,937	$76,137
Investing activities	(93,605)	(66,620)
Financing activities	8,888	(44,851)

Cash flows generated by operating activities for 2016 increased $29,800, to $105,937 compared to $76,137 in 2015, with the increase primarily driven from increased accounts payable and the receipt of income tax refunds. Cash provided by reductions in inventory were offset by increased accounts receivable.

During 2016, Griffon used cash in investing activities of $93,605 compared to $66,620 in 2015; the prior year included proceeds received of $8,891 from the sale of securities. In 2016, capital expenditures, net, totaled $89,850 compared to $73,286 in 2015. In December 2015, Telephonics invested an additional $2,726 increasing its equity stake from 26% to 49% in Mahindra Telephonics Integrated Systems (MTIS), a joint venture with Mahindra Defence Systems, a Mahindra Group Company. This investment is accounted for using the equity method. On February 14, 2016, AMES Australia acquired substantially all of the Intellectual Property (IP) assets of Australia-based Nylex Plastics Pty Ltd. for $1,744. Previously, the Nylex name was licensed.

Cash provided by financing activities in 2016 totaled $8,888 compared to a use of $44,851 in the prior year. The current year included net proceeds from debt of $87,322, partially offset by $65,307 for the repurchase of common stock and $8,798 for the payment of dividends. On May 18, 2016, Griffon completed an add-on offering of $125,000 principal amount of its 5.25% Senior Notes due 2022, at 98.76% of par, to Griffon's previously issued $600,000 principal amount of its 5.25% Senior Notes due 2022, at par. The net proceeds were used to pay down outstanding borrowings on the Revolving Credit Facility. In 2015, financing activity usage primarily consisted of $82,343 for the repurchase of common stock and $7,654 for the payment of dividends, partially offset by net proceeds from debt of $45,391.

During 2016, the Board of Directors approved four quarterly cash dividends each for $0.05 per share. On November 16, 2016, the Board of Directors declared a cash dividend of $0.06 per share, payable on December 22, 2016 to shareholders of record as of the close of business on December 5, 2016.

In each of March 2015, July 2015, and August 2016, Griffon's Board of Directors authorized the repurchase of up to $50,000 of Griffon's outstanding common stock. Under these programs, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in a privately negotiated transaction. During 2016, Griffon purchased an aggregate of 3,549,077 shares of common stock under both the March 2015 and July 2015 programs, for a total of $56,288 or $15.86 per share. At September 30, 2016, $51,637 remains under the July 2015 and August 2016 Board authorized repurchase programs.

In addition to the repurchases under Board authorized programs, during 2016, 510,843 shares, with a market value of $8,788, or $17.20 per share, were withheld to settle employee taxes due upon the vesting of restricted stock.

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

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. In 2016:

a.	The U.S. Government and its agencies, through prime and subcontractor relationships, represented 16% of Griffon’s consolidated revenue and 70% of Telephonics' revenue.

b.	P&G represented 13% of Griffon’s consolidated revenue and 51% of PPC revenue.

c.	Home Depot represented 13% of Griffon’s consolidated revenue and 24% of HBP's revenue.

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

At September 30, 2016, Griffon had debt, net of cash and equivalents, as follows:

Cash and Equivalents and Debt	At September 30,	At September 30,
(in thousands)	2016	2015
Cash and equivalents	$72,553	$52,001
Notes payables and current portion of long-term debt	22,644	16,593
Long-term debt, net of current maturities	913,914	826,976
Debt discount and issuance costs	16,298	17,630
Total debt	952,856	861,199
Debt, net of cash and equivalents	$880,303	$809,198

On May 18, 2016, in an unregistered offering through a private placement under Rule 144A, Griffon completed the add-on offering of $125,000 principal amount of its 5.25% senior notes due 2022, at 98.76% of par, to Griffon's previous issuance of $600,000 5.25% senior notes due in 2022, at par, which was completed on February 27, 2014 (collectively the “Senior Notes”). As of May 18, 2016, outstanding Senior Notes due totaled $725,000; interest is payable semi-annually on March 1 and September 1. The net proceeds of the add-on offering were used to pay down outstanding borrowings under Griffon's Revolving Credit Facility (the "Credit Agreement").
Proceeds from the $600,000 5.25% senior notes due in 2022 were used to redeem $550,000 of 7.125% senior notes due 2018, to pay a call and tender offer premium of $31,530 and to make interest payments of $16,716, with the balance used to pay a portion of the related transaction fees and expenses. In connection with the issuance of the Senior Notes, all obligations under the $550,000 of 7.125% senior notes due in 2018 were discharged.

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On July 20, 2016 and June 18, 2014, Griffon exchanged all of the $125,000 and $600,000 Senior Notes, respectively, for substantially identical Senior Notes registered under the Securities Act of 1933 via an exchange offer. The fair value of the Senior Notes approximated $725,000 on September 30, 2016 based upon quoted market prices (level 1 inputs).

In connection with the issuance and exchange of the $125,000 senior notes, Griffon capitalized $3,016 of underwriting fees and other expenses, which will amortize over the term of such notes; Griffon capitalized $10,313 in connection with the previously issued $600,000 senior notes. Furthermore, in connection with the issuance of the previously issued $600,000 senior notes, Griffon recognized a loss on the early extinguishment of debt on the 7.125% senior notes aggregating $38,890, comprised of the $31,530 tender offer premium, the write-off of $6,574 of remaining deferred financing fees and $786 of prepaid interest on defeased notes.

On March 22, 2016, Griffon amended the Credit Agreement to increase the credit facility from $250,000 to $350,000, extend its maturity from March 13, 2020 to March 22, 2021, and modify certain other provisions of the facility. The facility includes a letter of credit sub-facility with a limit of $50,000 and a multi-currency sub-facility of $50,000. The Credit Agreement provides for same day borrowings of base rate loans. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility or the occurrence of an event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, in each case without a floor, plus an applicable margin, which adjusts based on financial performance. Current margins are 1.25% for base rate loans and 2.25% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries (except that a lien on the assets of Griffon’s material domestic subsidiaries securing a limited amount of the debt under the credit agreement relating to Griffon's Employee Stock Ownership Plan ("ESOP") ranks pari passu with the lien granted on such assets under the Credit Agreement). At September 30, 2016, there were no outstanding borrowings and standby letters of credit were $16,275 under the Credit Agreement; $333,725 was available, subject to certain loan covenants, for borrowing at that date.

On December 21, 2009, Griffon issued $100,000 principal of 4% convertible subordinated notes due 2017 (the “2017 Notes”). As of September 30, 2016, the current conversion rate of the 2017 Notes was 70.1632 shares of Griffon’s common stock per $1 principal amount of notes, corresponding to a conversion price of $14.25 per share. Since July 15, 2016, any holder has had the option to convert such holder's notes. Under the terms of the 2017 Notes, Griffon has the right to settle the conversion of the 2017 Notes in cash, stock or a combination of cash and stock. On July 14, 2016, Griffon announced that it will settle, upon conversion, up to $125,000 of the conversion value of the 2017 Notes in cash, with amounts in excess of $125,000, if any, to be settled in shares of Griffon common stock. At both September 30, 2016 and 2015, the 2017 Notes had a capital in excess of par component, net of tax, of $15,720. The fair value of the 2017 Notes approximated $121,563 on September 30, 2016 based upon quoted market prices (level 1 inputs). These notes are classified as long term debt as Griffon has the intent and ability to refinance the principal amount of the notes, including with borrowings under the Credit Agreement. On November 14, 2016, Griffon adjusted the conversion rate of the 2017 Notes to 70.5867 shares of Griffon's common stock per $1 principal amount of notes, corresponding to a conversion price of $14.17 per share. This adjustment was made as a result of dividends paid the last two quarters; Griffon was not required to give effect to this adjustment prior to November 14, 2016 (the forty-second trading day prior to maturity), because the cumulative increase since the prior time the conversion rate was adjusted was less than 1%. The conversion rate will be further adjusted for any dividends declared after November 14, 2016 for which the ex-dividend date is prior to maturity.

In September 2015 and March 2016, Griffon entered into mortgage loans in the amounts of $32,280 and $8,000, respectively. The mortgage loans are secured by four properties occupied by Griffon's subsidiaries. The loans mature in September 2025, and April 2018, respectively, are collateralized by the specific properties financed and are guaranteed by Griffon. The loans bear interest at a rate of LIBOR plus 1.50%. At September 30, 2016, $37,266 was outstanding, net of issuance costs.

In August 2016, Griffon’s ESOP entered into an agreement that refinanced the existing ESOP loan into a new Term Loan in the amount of $35,092 (the "Agreement"). The Agreement also provided for a Line Note with $10,908 available to purchase shares of Griffon common stock in the open market. The availability period for the Line Note runs through August 2017 at which point the outstanding balance under the Line Note will be combined with the Term Loan. The Term Loan and Line Note bear interest at LIBOR plus 2.50%. The Term Loan requires quarterly principal payments of $655 through September 30, 2016 and $569 thereafter, with a balloon payment due at maturity on March 22, 2020. The Term Loan is secured by shares purchased with the proceeds of the loan and with a lien on a specific amount of Griffon assets (which lien ranks pari passu with the lien granted on such assets under the Credit Agreement) and is guaranteed by Griffon. As of September 30, 2016, $34,150, net of issuance costs, was outstanding under the Term Loan. Subsequent to September 30, 2016 and through November 11, 2016, Griffon's ESOP purchased 548,912 shares of common stock for a total of $9,213 or $16.78 per share. The remaining amount available on the authorization is $1,695.

In October 2006, CBP entered into a capital lease totaling $14,290 for real estate in Troy, Ohio. The lease matures in 2022, bears interest at a fixed rate of 5.0%, is secured by a mortgage on the real estate and is guaranteed by Griffon. As of September 30, 2016, $6,316 was outstanding, net of issuance costs.

In September 2015, Clopay Europe GmbH (“Clopay Europe”) entered into a EUR 5,000 ($5,612 as of September 30, 2016) revolving credit facility and a EUR 15,000 term loan. The term loan is payable in twelve quarterly installments of EUR 1,250, bears interest at a fixed rate of 2.5% and matures in September 2018. The revolving facility matures in September 2017, but is renewable upon mutual agreement with the bank. The revolving credit facility accrues interest at EURIBOR plus 1.75% per annum (1.75% at September 30, 2016). The revolver and the term loan are both secured by substantially all of the assets of Clopay Europe and its subsidiaries. Griffon guarantees the revolving facility and term loan. The term loan had an outstanding balance of EUR 10,000 ($11,223 at September 30, 2016) and the revolver had no borrowings outstanding at September 30, 2016. Clopay

Europe is required to maintain a certain minimum equity to assets ratio and is subject to a maximum debt leverage ratio (defined as the ratio of total debt to EBITDA).

Clopay do Brasil maintains lines of credit of approximately R$12,800 ($3,944 as of September 30, 2016). Interest on borrowings accrues at a rate of Brazilian CDI plus 6.0% (20.13% at September 30, 2016). As of September 30, 2016, there was approximately R$7,147 ($2,202 as of September 30, 2016) borrowed under the lines. PPC guarantees the loan and lines.

In November 2012, Garant G.P. (“Garant”) entered into a CAD 15,000 ($11,457 as of September 30, 2016) revolving credit facility. The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (2.13% LIBOR USD and 2.12% Bankers Acceptance Rate CDN as of September 30, 2016). The revolving facility matures in October 2019. Garant is required to maintain a certain minimum equity. As of September 30, 2016, there were CAD 5,090 ($3,888 as of September 30, 2016) borrowed under the revolving credit facility with CAD 9,910 ($7,569 as of September 30, 2016) available for borrowing.

In July 2016, Griffon Australia and its Australian subsidiaries entered into an AUD 30,000 term loan and an AUD 10,000 revolver. The term loan refinanced two existing term loans and the revolver replaced two existing lines. The term loan requires quarterly principal payments of AUD 750 plus interest with a balloon payment of AUD 21,000 due upon maturity in June 2019, and accrues interest at Bank Bill Swap Bid Rate “BBSY” plus 2.25% per annum (4.20% at September 30, 2016). As of September 30, 2016, the term had an outstanding balance of AUD 29,250 ($22,446 as of September 30, 2016) on the term loans, net of issuance costs. The revolving facility matures in June 2017 but is renewable upon mutual agreement with the bank, and accrues interest at BBSY plus 2.0% per annum (3.67% at September 30, 2016). The revolver had an outstanding balance of AUD 7,000 ($5,372 at September 30, 2016). The revolver and the term loan are both secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon guarantees the term loan. Griffon Australia is required to maintain a certain minimum equity level and is subject to a maximum leverage ratio and a minimum fixed charges cover ratio.
Other long-term debt primarily consists of a loan with the Pennsylvania Industrial Development Authority with the balance consisting of capital leases.

At September 30, 2016, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements.

In each of August 2011, May 2014, March 2015, July 2015, and August 2016, Griffon's Board of Directors authorized the repurchase of up to $50,000 of Griffon's outstanding common stock. Under these programs, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During 2016, Griffon purchased an aggregate of 3,549,077 shares of common stock under both the March 2015 and July 2015 programs, for a total of $56,288 or $15.86 per share. From August 2011 through September 30, 2016, Griffon repurchased 20,300,298 shares of its common stock, for a total of $259,420 or $12.78 per share (which repurchases included exhausting the remaining availability under a Board authorized repurchase program in existence prior to 2011). This included the repurchase of 15,855,854 shares on the open market, as well as the December 10, 2013 repurchase of 4,444,444 shares from GS Direct for $50,000, or $11.25 per share. At September 30, 2016, $51,637 in the aggregate remains under the July 2015 and August 2016 Board authorized repurchase programs.

On December 10, 2013, Griffon repurchased 4,444,444 shares of its common stock for $50,000 from GS Direct. The repurchase was effected in a private transaction at a per share price of $11.25, an approximate 9.2% discount to the stock’s closing price on November 12, 2013, the day before announcement of the transaction. The transaction was exclusive of the Company’s August 2011 $50,000 authorized share repurchase program. GS Direct continues to hold approximately 5.6 million shares of Griffon’s common stock. Subject to certain exceptions, if GS Direct intends to sell its remaining shares of Griffon common stock at any time prior to December 31, 2017, it will first negotiate in good faith to sell such shares to the Company.

In addition to the repurchases under Board authorized programs, during 2016, 510,843 shares, with a market value of $8,788, or $17.20 per share, were withheld to settle employee taxes due upon the vesting of restricted stock.

During 2016, 2015 and 2014, the Company declared and paid dividends totaling $0.20 per share, $0.16 per share and $0.12 per share, respectively. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends.

On November 16, 2016, the Board of Directors declared a cash dividend of $0.06 per share, payable on December 22, 2016 to shareholders of record as of the close of business on December 5, 2016.

During the year ended September 30, 2016, Griffon used cash for discontinued operations of $1,554, primarily related to settling certain Installation Services and environmental liabilities.

Contractual Obligations

At September 30, 2016, payments to be made pursuant to significant contractual obligations are as follows:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Other
Long-term debt (a)	$952,856	$22,644	$45,312	$138,852	$746,048	$—
Interest expense	263,487	47,447	91,771	84,443	39,826	—
Rental commitments	106,142	24,914	44,255	23,163	13,810	—
Purchase obligations (b)	218,058	213,674	4,382	2	—	—
Capital expenditures	6,238	6,238	—	—	—	—
Supplemental & post-retirement benefits (c)	31,916	4,060	7,851	7,078	12,927	—
Uncertain tax positions (d)	1,552	—	—	—	—	1,552
Total obligations	$1,580,249	$318,977	$193,571	$253,538	$812,611	$1,552
______________

(a)	Included in long-term debt are capital leases of: $1,566 (less than 1 year), $3,013 (1-3 years), $3,036 (3-5 years) and $276 (more than 5 years).

(b)
Purchase obligations are generally for the purchase of goods and services in the ordinary course of business. Griffon uses blanket purchase orders to communicate expected requirements to certain vendors. Purchase obligations reflect those purchase orders where the commitment is considered to be firm. Purchase obligations that extend beyond 2016 are principally related to long-term contracts received from customers of Telephonics.

(c)	Griffon funds required payouts under its non-qualified supplemental defined benefit plan from its general assets and the expected payments are included in each period, as applicable.

(d)
Due to the uncertainty of the potential settlement of future uncertain tax positions, management is unable to estimate the timing of related payments, if any, that will be made subsequent to 2016. These amounts do not include any potential indirect benefits resulting from deductions or credits for payments made to other jurisdictions.

Off-Balance Sheet Arrangements

Except for operating leases and purchase obligations as disclosed herein, Griffon is not a party to any off-balance sheet arrangements.

Off-Set Agreements

Telephonics may enter into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for its products and services from customers in foreign countries. These agreements promote investment in the country, and may be satisfied through activities that do not require Griffon to use its cash, including transferring technology, providing manufacturing and other consulting support. These agreements may also be satisfied through the use of cash for such activities as purchasing supplies from in-country vendors, setting up support centers, research and development investments, acquisitions, and building or leasing facilities for in-country operations, if applicable. The amount of the offset requirement is determined by contract value awarded and negotiated percentages with customers. At September 30, 2016, Telephonics had outstanding offset agreements approximating $61,000, primarily related to its Radar Systems division, some of which extend through 2029. Offset programs usually extend over several years and in some cases provide for penalties in the event Telephonics fails to perform in accordance with contract requirements. Historically, Telephonics has not been required to pay any such penalties and as of September 30, 2016, no such penalties are estimable or probable.

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

Telephonics earns a substantial portion of its revenue as either a prime or subcontractor from contract awards with the U.S. Government, as well as non-U.S. governments and other commercial customers. These formal contracts are typically long-term in nature, usually greater than one year. Revenue and profits from these long-term fixed price contracts are recognized under the percentage-of-completion method of accounting. Revenue and profits on fixed-price contracts that contain engineering as well as production requirements are recorded based on the ratio of total actual incurred costs to date to the total estimated costs for each contract (cost-to-cost method). Using the cost-to-cost method, revenue is recorded at amounts equal to the ratio of actual cumulative costs incurred divided by total estimated costs at completion, multiplied by the total estimated contract revenue, less the cumulative revenue recognized in prior periods. The profit recorded on a contract using this method is equal to the current estimated total profit margin multiplied by the cumulative revenue recognized, less the amount of cumulative profit previously recorded for the contract in prior periods. As this method relies on the substantial use of estimates, these projections may be revised throughout the life of a contract. Components of this formula and ratio that may be estimated include gross profit margin and total costs at completion. The cost performance and estimates to complete on long-term contracts are reviewed, at a minimum, on a quarterly basis, as well as when information becomes available that would necessitate a review of the current estimate. Adjustments to estimates for a contract's estimated costs at completion and estimated profit or loss often are required as experience is gained, and as more information is obtained, even though the scope of work required under the contract may or may not change, or if contract modifications occur. The impact of such adjustments or changes to estimates is made on a cumulative basis in the period when such information has become known. In 2016, 2015 and 2014, income from operations included net favorable/(unfavorable) catch-up adjustments approximating $(700), $(400) and $(400), respectively. Gross profit is affected by a variety of factors, including the mix of products, systems and services, production efficiencies, price competition and general economic conditions.

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

For contracts whose anticipated total costs exceed total expected revenue, an estimated loss is recognized in the period when identifiable. A provision for the entire amount of the estimated loss is recorded on a cumulative basis. The estimated remaining costs to complete loss contracts, as of September 30, 2016 was $4,700 and is recorded as a reduction to gross margin on the Consolidated Statements of Operations and Comprehensive Income (Loss). This loss had an immaterial impact to Griffon's Consolidated Financial Statements.

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

Griffon’s businesses typically do not require inventory that is susceptible to becoming obsolete or dated. In general, Telephonics sells products in connection with programs authorized and approved under contracts awarded by the U.S. Government or agencies thereof, and in accordance with customer specifications. PPC primarily produces fabricated materials used by customers in the production of their products and these materials are produced against orders from those customers. HBP produces doors and long-handled tools and landscaping products in response to orders from customers of retailers and dealers or based on expected orders, as applicable.

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

Compensation expense for restricted stock and restricted stock units is recognized ratably over the required service period based on the fair value of the grant, calculated as the number of shares or units granted multiplied by the stock price on the date of grant, and for performance shares or units, the likelihood of achieving the performance criteria. The Company recognizes forfeitures as they occur.

Allowances for Discount, Doubtful Account and Returns

Trade receivables are recorded at their stated amount, less allowances for discounts, doubtful accounts and returns. The allowances represent estimated uncollectible receivables associated with potential customer defaults on contractual obligations (usually due to customers’ potential insolvency), discounts related to early payment of accounts receivables by customers and estimates for returns. The allowance for doubtful accounts includes amounts for certain customers in which a risk of default has been specifically identified, as well as an amount for customer defaults, based on a formula, when it is determined the risk of some default is probable and estimable, but cannot yet be associated with specific customers. Allowance for discounts and returns are recorded as a reduction of revenue and the provision related to the allowance for doubtful accounts is recorded in SG&A expenses.

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

Goodwill, Long-Lived Intangible and Tangible Assets, and Impairment

Griffon has significant intangible and tangible long-lived assets on its balance sheet that includes goodwill and other intangible assets related to acquisitions. Goodwill represents the excess of the cost of net assets acquired in business combinations over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. As required under GAAP, goodwill and indefinite-lived intangibles are reviewed for impairment annually, for Griffon as of September 30, or more frequently whenever events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, using discounted future cash flows for each reporting unit. The testing of goodwill and indefinite-lived intangibles for impairment involves significant use of judgment and assumptions in the determination of a reporting unit’s fair market value. Based upon the results of the annual impairment review, it was determined that the fair value of each reporting unit substantially exceeded the carrying value of the assets, and no impairment existed as of September 30, 2016.

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

Tax benefits are recognized for an uncertain tax position when, in management’s judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, the tax benefit is measured as the largest amount that is judged to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management. A number of years may elapse before a particular matter for which Griffon has recorded a liability related to an unrecognized tax benefit is audited and finally resolved. The number of years with open tax audits varies by jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, Griffon believes its liability for unrecognized tax benefits is adequate. Favorable resolution of an unrecognized tax benefit could be recognized as a reduction in Griffon’s tax provision and effective tax rate in the period of resolution. Unfavorable settlement of an unrecognized tax benefit could increase the tax provision and effective tax rate and may require the use of cash in the period of resolution. The liability for unrecognized tax benefits is generally presented as non-current. However, if it is anticipated that a cash settlement will occur within one year, that portion of the liability is presented as current. Interest and penalties recognized on the liability for unrecognized tax benefits is recorded as income tax expense.

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

Newly issued but not yet effective accounting pronouncements

In August 2016, the Financial Accounting Standards Board ("FASB") issued guidance on the Statement of Cash Flows Classification of certain cash receipts and cash payments (a consensus of the FASB Emerging Issues Task Force). This guidance addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This guidance will be effective for the Company beginning in fiscal 2019. We are currently evaluating the impact of the guidance on the Company's financial condition, results of operations and related disclosures.

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

In May 2014, the FASB issued guidance on revenue from contracts with customers. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved, in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. This guidance permits the use of either the retrospective or cumulative effect transition method and is effective for the Company beginning in 2019; early adoption is permitted beginning in 2018. We have not yet selected a transition method and are currently evaluating the impact of the guidance on the Company's financial condition, results of operations and related disclosures. The FASB has also issued the following additional guidance clarifying certain issues on revenue from contracts with customers; Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients and Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. The Company is currently evaluating this guidance to determine the impact it will have on its consolidated financial statements.

Recently adopted accounting pronouncements

In March 2016, the FASB issued guidance on Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the classification of related matters in the statement of cash flows. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2016 using either prospective, retrospective or modified retrospective transition method, depending on the area covered in this update. The Company early adopted this guidance for fiscal 2016 in order to simplify the accounting for employee share-based payments.

Under this guidance all excess tax benefits (“windfalls”) and deficiencies (“shortfalls”) related to employee stock compensation was recognized within income tax expense for the year ended September 30, 2016. Under prior guidance, windfalls were recognized to Capital in excess of par value and shortfalls were only recognized to the extent they exceed the pool of windfall tax benefits. As a result of the adoption, a tax benefit of $2,193 was recognized within income tax expense reflecting the excess tax benefits for the year ended September 30, 2016. The adoption was on a prospective basis and therefore had no impact on prior years. Additionally, income tax benefits at settlement of an award were previously reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award's vesting period. Griffon has elected to apply that change in cash flow classification on a prospective basis, which has resulted in a $2,271 increase to net cash provided by operating activities and a corresponding decrease to net cash used in financing activities in the accompanying Consolidated Statement of Cash Flows for the year ended September 30, 2016, as compared to the amounts previously reported. The remaining provisions of this accounting standard did not have a material impact on the accompanying condensed consolidated financial statements.

In November 2015, the FASB issued guidance on simplifying the presentation of deferred income taxes, requiring deferred income tax liabilities and assets to be classified as non-current in the statement of financial position. The guidance is effective for annual and interim reporting periods within those annual periods beginning after December 15, 2016 and may be applied retrospectively or prospectively. The Company early adopted this guidance in fiscal 2016 in order to simplify balance sheet presentation and applied it retrospectively for all periods presented in the financial statements. Accordingly, we reclassified current deferred taxes to non-current on the Consolidated Balance Sheet as of September 30, 2015 resulting in a decrease to both non-current deferred tax assets and non-current tax liabilities of $3,793 and $14,827, respectively.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements.

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

Item 8.    Financial Statements and Supplementary Data

The financial statements of Griffon and its subsidiaries and the report thereon of Grant Thornton LLP are included herein:

▪	Report of Independent Registered Public Accounting Firm.

▪	Consolidated Balance Sheets at September 30, 2016 and 2015.

▪	Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended September 30, 2016, 2015 and 2014.

▪	Consolidated Statements of Cash Flows for the years ended September 30, 2016, 2015 and 2014.

▪	Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2016, 2015 and 2014.

▪	Notes to Consolidated Financial Statements.

▪	Schedule II – Valuation and Qualifying Account.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Griffon Corporation

We have audited the accompanying consolidated balance sheets of Griffon Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of September 30, 2016 and 2015, and the related consolidated statements of operations and comprehensive income(loss), shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2016. We also have audited the Company’s internal control over financial reporting as of September 30, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). The Company’s management is responsible for these financial statements, financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements, financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Griffon Corporation and subsidiaries as of September 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. In addition, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

/s/ GRANT THORNTON LLP

New York, New York

November 17, 2016

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	At September 30, 2016	At September 30, 2015
CURRENT ASSETS
Cash and equivalents	$72,553	$52,001
Accounts receivable, net of allowances of $6,425 and $5,342	233,751	218,755
Contract costs and recognized income not yet billed, net of progress payments of $8,001 and $16,467	126,961	103,895
Inventories, net	308,869	325,809
Prepaid and other current assets	38,605	40,258
Assets of discontinued operations	219	236
Total Current Assets	780,958	740,954
PROPERTY, PLANT AND EQUIPMENT, net	405,404	379,972
GOODWILL	361,185	356,241
INTANGIBLE ASSETS, net	210,599	213,837
OTHER ASSETS	21,982	18,554
ASSETS OF DISCONTINUED OPERATIONS	1,968	3,255
Total Assets	$1,782,096	$1,712,813
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$22,644	$16,593
Accounts payable	190,341	199,811
Accrued liabilities	103,594	101,204
Liabilities of discontinued operations	1,684	2,229
Total Current Liabilities	318,263	319,837
LONG-TERM DEBT, net	913,914	826,976
OTHER LIABILITIES	137,266	132,096
LIABILITIES OF DISCONTINUED OPERATIONS	1,706	3,379
Total Liabilities	1,371,149	1,282,288
COMMITMENTS AND CONTINGENCIES - See Note 14
SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.25 per share, authorized 3,000 shares, no shares issued	—	—
Common stock, par value $0.25 per share, authorized 85,000 shares, issued 79,966 shares and 79,080 shares	19,992	19,770
Capital in excess of par value	529,980	518,485
Retained earnings	475,760	454,548
Treasury shares, at cost, 34,797 common shares and 30,737 common shares	(501,866)	(436,559)
Accumulated other comprehensive loss	(81,241)	(91,188)
Deferred compensation	(31,678)	(34,531)
Total Shareholders’ Equity	410,947	430,525
Total Liabilities and Shareholders’ Equity	$1,782,096	$1,712,813

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Years Ended September 30,
	2016	2015	2014
Revenue	$1,957,161	$2,016,032	$1,991,811
Cost of goods and services	1,483,727	1,540,254	1,532,412
Gross profit	473,434	475,778	459,399
Selling, general and administrative expenses	364,027	374,761	375,099
Restructuring and other related charges	5,900	—	6,136
Total operating expenses	369,927	374,761	381,235
Income from operations	103,507	101,017	78,164
Other income (expense)
Interest expense	(51,254)	(48,173)	(48,447)
Interest income	143	301	303
Loss from debt extinguishment	—	—	(38,890)
Other, net	768	491	3,154
Total other income (expense)	(50,343)	(47,381)	(83,880)
Income (loss) before taxes	53,164	53,636	(5,716)
Provision (benefit) for income taxes	23,154	19,347	(5,539)
Net income (loss)	$30,010	$34,289	$(177)

Basic earnings per common share	$0.73	$0.77	$—

Weighted-average shares outstanding	41,074	44,608	49,367

Diluted earnings per common share	$0.68	$0.73	$—

Weighted-average shares outstanding	44,109	46,939	49,367

Net income (loss)	$30,010	$34,289	$(177)

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	17,284	(56,358)	(23,933)
Pension and other post-retirement plans	(5,651)	(4,326)	(3,914)
Change in available-for-sale securities	—	(870)	870
Gain (loss) on cash flow hedge	(1,686)	430	252
Total other comprehensive income (loss), net of taxes	9,947	(61,124)	(26,725)
Comprehensive income (loss), net	$39,957	$(26,835)	$(26,902)

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended September 30,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$30,010	$34,289	$(177)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,208	69,800	67,396
Stock-based compensation	10,136	11,110	11,473
Asset impairment charges - restructuring	—	—	191
Provision for losses on accounts receivable	338	84	359
Amortization of deferred financing costs and debt discounts	7,415	6,982	6,427
Loss from debt extinguishment	—	—	38,890
Deferred income tax (benefit)	8,082	2,132	(5,131)
(Gain) loss on sale/disposal of assets and investments	(350)	(342)	244
Change in assets and liabilities, net of assets and liabilities acquired:
(Increase) decrease in accounts receivable and contract costs and recognized income not yet billed	(34,296)	32,150	6,009
(Increase) decrease in inventories	20,533	(48,356)	(50,461)
Increase in prepaid and other assets	(19,091)	(5,022)	(4,278)
Increase (decrease) in accounts payable, accrued liabilities and income taxes payable	8,950	(27,250)	21,304
Other changes, net	4,002	560	1,055
Net cash provided by operating activities	105,937	76,137	93,301
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(90,759)	(73,620)	(77,094)
Acquired business, net of cash acquired	(4,470)	(2,225)	(62,306)
Investment sales (purchases)	715	8,891	(8,402)
Proceeds from sale of property, plant and equipment	909	334	552
Net cash used in investing activities	(93,605)	(66,620)	(147,250)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	371	584
Dividends paid	(8,798)	(7,654)	(6,273)
Purchase of shares for treasury	(65,307)	(82,343)	(79,614)
Proceeds from long-term debt	302,362	233,491	691,943
Payments of long-term debt	(214,986)	(187,735)	(603,094)
Change in short-term borrowings	(54)	(365)	(749)
Financing costs	(4,384)	(1,308)	(11,298)
Purchase of ESOP shares	—	—	(20,000)
Tax effect from exercise/vesting of equity awards, net	—	345	273
Other, net	55	347	298
Net cash provided by (used) in financing activities	8,888	(44,851)	(27,930)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities	(1,554)	(918)	(1,528)
Net cash used in discontinued operations	(1,554)	(918)	(1,528)
Effect of exchange rate changes on cash and equivalents	886	(4,152)	(2,318)

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	20,552	(40,404)	(85,725)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	52,001	92,405	178,130
CASH AND EQUIVALENTS AT END OF PERIOD	$72,553	$52,001	$92,405
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$44,305	$41,580	$60,246
Cash paid for taxes	3,431	16,446	9,626

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION	Total
(in thousands)	SHARES	PAR VALUE			SHARES	COST
Balance at 9/30/2013	77,616	$19,404	$494,412	$434,363	18,527	$(274,602)	$(3,339)	$(19,774)	$650,464
Net loss	—	—	—	(177)	—	—	—	—	(177)
Dividends	—	—	—	(6,273)	—	—	—	—	(6,273)
Tax effect from exercise/vesting of equity awards, net	—	—	273	—	—	—	—	—	273
Amortization of deferred compensation	—	—	—	—	—	—	—	2,457	2,457
Common stock issued	44	11	573	—	—	—	—	—	584
Common stock acquired	—	—	—	—	6,808	(79,614)	—	—	(79,614)
Equity awards granted, net	824	206	(358)	—	—	—	—	—	(152)
ESOP purchase of common stock	—	—	—	—	—	—	—	(20,000)	(20,000)
ESOP allocation of common stock	—	—	(283)	—	—	—	—	—	(283)
Stock-based compensation	—	—	11,473	—	—	—	—	—	11,473
Other comprehensive loss, net of tax	—	—	—	—	—	—	(26,725)	—	(26,725)
Balance at 9/30/2014	78,484	$19,621	$506,090	$427,913	25,335	$(354,216)	$(30,064)	$(37,317)	$532,027
Net income	—	—	—	34,289	—	—	—	—	34,289
Dividends	—	—	—	(7,654)	—	—	—	—	(7,654)
Tax effect from exercise/vesting of equity awards, net	—	—	345	—	—	—	—	—	345
Amortization of deferred compensation	—	—	—	—	—	—	—	2,786	2,786
Common stock issued	69	17	354	—	—	—	—	—	371
Common stock acquired	—	—	—	—	5,402	(82,343)	—	—	(82,343)
Equity awards granted, net	527	132	(384)	—	—	—	—	—	(252)
ESOP allocation of common stock	—	—	970	—	—	—	—	—	970
Stock-based compensation	—	—	11,110	—	—	—	—	—	11,110
Other comprehensive loss, net of tax	—	—	—	—	—	—	(61,124)	—	(61,124)
Balance at 9/30/2015	79,080	$19,770	$518,485	$454,548	30,737	$(436,559)	$(91,188)	$(34,531)	$430,525
Net income	—	—	—	30,010	—	—	—	—	30,010
Dividends	—	—	—	(8,798)	—	—	—	—	(8,798)
Amortization of deferred compensation	—	—	—	—	—	—	—	2,853	2,853
Common stock issued	41	10	(10)	—	—	—	—	—	—
Common stock acquired	—	—	—	—	4,060	(65,307)	—	—	(65,307)
Equity awards granted, net	845	212	52	—	—	—	—	—	264
ESOP allocation of common stock	—	—	1,317	—	—	—	—	—	1,317
Stock-based compensation	—	—	10,136	—	—	—	—	—	10,136
Other comprehensive income, net of tax	—	—	—	—	—	—	9,947	—	9,947
Balance at 9/30/2016	79,966	$19,992	$529,980	$475,760	34,797	$(501,866)	$(81,241)	$(31,678)	$410,947
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

Griffon currently conducts its operations through three reportable segments:

•	Home & Building Products (“HBP”) consists of two companies, The AMES Companies, Inc. (“AMES”) and Clopay Building Products (“CBP”):

◦	AMES is the leading U.S. manufacturer and a global provider of long-handled tools and landscaping products for homeowners and professionals.

◦	CBP is a leading manufacturer and marketer of residential and commercial garage doors and sells to professional dealers and some of the largest home center retail chains in North America.

•
Telephonics Corporation ("Telephonics") is recognized globally as a leading provider of highly sophisticated intelligence, surveillance and communications solutions for defense, aerospace and commercial customers.

•
Clopay Plastic Products Company, Inc. ("PPC") is a global leader in the development and production of embossed, laminated and printed specialty plastic films for hygienic, health-care and industrial products and sells to some of the world's largest consumer products companies.

Consolidation

The consolidated financial statements include the accounts of Griffon and all subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The results of operations of acquired businesses are included from the dates of acquisitions.

Earnings per share

Due to rounding, the sum of earnings per share may not equal earnings per share of Net income.

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

At September 30, 2016, Griffon’s assets and liabilities for discontinued operations primarily related to income taxes and product liability, warranty and environmental reserves.

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

Cash and equivalents

Griffon considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash equivalents primarily consist of overnight commercial paper, highly-rated liquid money market funds backed by U.S. Treasury securities and U.S. Agency securities, as well as insured bank deposits. Griffon had cash in non-U.S. bank accounts of approximately $24,000 and $31,700 at September 30, 2016 and 2015, respectively. Substantially all U.S. cash and equivalents are in excess of FDIC insured limits. Griffon regularly evaluates the financial stability of all institutions and funds that hold its cash and equivalents.

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

The fair values of Griffon’s 2022 senior notes and 2017 4% convertible notes approximated $725,000 and $121,563, respectively, on September 30, 2016. Fair values were based upon quoted market prices (level 1 inputs).

Insurance contracts with a value of $3,088 at September 30, 2016 are measured and recorded at fair value based upon quoted prices in active markets for similar assets (level 2 inputs) and are included in Other current assets on the consolidated balance sheet.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Items Measured at Fair Value on a Recurring Basis

At September 30, 2016 and 2015, trading securities, measured at fair value based on quoted prices in active markets for similar assets (level 2 inputs), with a fair value of $1,314 ($1,000 cost basis) and $1,374 ($1,000 cost basis) were included in Prepaid and other current assets on the Consolidated Balance Sheets. During the year ended September 30, 2016, the Company settled trading securities with proceeds totaling $715 and recognized a loss of $13 in Other income (expense). During the year ended September 30, 2015, the Company settled all outstanding available-for-sale securities with proceeds totaling $8,891 and recognized a gain of $489 in Other income, and accordingly, a gain of $870, net of tax, on available-for-sale securities was reclassified out of Accumulated other comprehensive income (loss) ("AOCI"). Realized and unrealized gains and losses on trading securities and realized gains and losses on available-for-sale securities are included in Other income in the Consolidated Statements of Operations and Comprehensive Income (Loss).

In the normal course of business, Griffon’s operations are exposed to the effect of changes in foreign currency exchange rates. To manage these risks, Griffon may enter into various derivative contracts such as foreign currency exchange contracts, including forwards and options. During 2016 and 2015, Griffon entered into several such contracts in order to lock into a foreign currency rate for planned settlements of trade and inter-company liabilities payable in USD.

At September 30, 2016 and 2015, Griffon had $25,500 and $25,531 of Australian dollar contracts at a weighted average rate of $1.30 and $1.43, respectively, which qualified for hedge accounting. These hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in Other comprehensive income (loss) and Prepaid and other current assets, or Accrued liabilities, until settlement. Upon settlement, gains and losses were recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Cost of goods and services. AOCI included deferred losses of $1,545 ($1,004, net of tax) and deferred gains of $1,049 ($682, net of tax) at September 30, 2016 and 2015, respectively. Upon settlement, gains and (losses) of $(752) and $1,223 were recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Cost of goods and services ("COGS") during the years ended September 30, 2016 and September 30, 2015, respectively. All contracts expire in 14 to 270 days.

At September 30, 2016 and 2015, Griffon had $4,855 and $6,500, respectively, of Canadian dollar contracts at a weighted average rate of $1.31 and $1.33. These contracts, which protect Canadian operations from currency fluctuations for U.S. dollar based purchases, do not qualify for hedge accounting and fair value losses of $157 and fair value gains of $280 were recorded in Other assets and to Other income for the outstanding contracts, based on similar contract values (level 2 inputs), for the years ended September 30, 2016 and 2015, respectively. Realized gains of $136 and $257, were recorded in Other income during the years ended September 30, 2016 and September 30, 2015, respectively. All contracts expire in 14 to 270 days.

Pension plan assets with a fair value of $144,316 at September 30, 2016, are measured and recorded at fair value based upon quoted prices in active markets for identical assets (level 1 inputs) and quoted market prices for similar assets (level 2 inputs).

Non-U.S. currency translation

Assets and liabilities of non-U.S. subsidiaries, where the functional currency is not the U.S. dollar, have been translated at year-end exchange rates and profit and loss accounts have been translated using weighted average exchange rates. Adjustments resulting from currency translation have been recorded in the equity section of the balance sheet in AOCI as cumulative translation adjustments. Cumulative translation adjustments were losses of $42,894 and $60,178 at September 30, 2016 and 2015, respectively. Assets and liabilities of an entity that are denominated in currencies other than that entity’s functional currency are remeasured into the functional currency using period end exchange rates, or historical rates where applicable to certain balances. Gains and losses arising on remeasurements are recorded within the Consolidated Statement of Operations and Comprehensive Income (Loss) as a component of Other income (expense).

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

Telephonics earns a substantial portion of its revenue as either a prime or subcontractor from contract awards with the U.S. Government, as well as non-U.S. governments and other commercial customers. These formal contracts are typically long-term in nature, usually greater than one year. Revenue and profits from these long-term fixed price contracts are recognized under the percentage-of-completion method of accounting. Revenue and profits on fixed-price contracts that contain engineering as well as production requirements are recorded based on the ratio of total actual incurred costs to date to the total estimated costs for each contract (cost-to-cost method). Using the cost-to-cost method, revenue is recorded at amounts equal to the ratio of actual cumulative costs incurred divided by total estimated costs at completion, multiplied by the total estimated contract revenue, less the cumulative revenue recognized in prior periods. The profit recorded on a contract using this method is equal to the current estimated total profit margin multiplied by the cumulative revenue recognized, less the amount of cumulative profit previously recorded for the contract in prior periods. As this method relies on the substantial use of estimates, these projections may be revised throughout the life of a contract. Components of this formula and ratio that may be estimated include gross profit margin and total costs at completion. The cost performance and estimates to complete on long-term contracts are reviewed, at a minimum, on a quarterly basis, as well as when information becomes available that would necessitate a review of the current estimate. Adjustments to estimates for a contract’s estimated costs at completion and estimated profit or loss often are required as experience is gained, and as more information is obtained, even though the scope of work required under the contract may or may not change, or if contract modifications occur. The impact of such adjustments or changes to estimates is made on a cumulative basis in the period when such information has become known. In 2016, 2015 and 2014, income from operations included net favorable/(unfavorable) catch-up adjustments approximating $(700), $(400) and $(400), respectively. Gross profit is affected by a variety of factors, including the mix of products, systems and services, production efficiencies, price competition and general economic conditions.

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

For contracts in which anticipated total costs exceed the total expected revenue, an estimated loss is recognized in the period when identifiable. A provision for the entire amount of the estimated loss is recorded on a cumulative basis. The estimated remaining costs to complete loss contracts as of September 30, 2016 was $4,700 and is recorded as a reduction to gross margin on the Consolidated Statements of Operations and Comprehensive Income (Loss). This loss had an immaterial impact on Griffon's Consolidated Financial Statements.

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

Accounts receivable, allowance for doubtful accounts and concentrations of credit risk

Accounts receivable is composed principally of trade accounts receivable that arise from the sale of goods or services on account, and is stated at historical cost. A substantial portion of Griffon’s trade receivables are from customers of HBP, of which the largest customer is Home Depot, whose financial condition is dependent on the construction and related retail sectors of the economy. In addition, a significant portion of Griffon’s trade receivables are from one PPC customer, P&G, whose financial condition is dependent on the consumer products and related sectors of the economy. As a percentage of consolidated accounts receivable, U.S. Government related programs were 16%, P&G was 7% and Home Depot was 14%. Griffon performs continuing evaluations of the financial condition of its customers, and although Griffon generally does not require collateral, letters of credit may be required from customers in certain circumstances.

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

Customer program reserves and cash discounts are netted against accounts receivable when it is customer practice to reduce invoices for these amounts. The amounts netted against accounts receivable in 2016 and 2015 were $8,509 and $7,507, respectively.

All accounts receivable amounts are expected to be collected in less than one year.

The Company does not currently have customers or contracts that prescribe specific retainage provisions.

Contract costs and recognized income not yet billed

Contract costs and recognized income not yet billed consists of amounts accounted for under the percentage of completion method of accounting, recoverable costs and accrued profit that cannot yet be invoiced under the terms of certain long-term contracts. Amounts will be invoiced when applicable contract terms, such as the achievement of specified milestones or product delivery, are met. At September 30, 2016 and 2015, approximately $12,000 and $16,500, respectively, of contract costs and recognized income not yet billed were expected to be collected after one year. As of September 30, 2016 and 2015, the unbilled receivable balance included $2,600 and $2,800, respectively, of reserves for contract risk.

Inventories

Inventories, stated at the lower of cost (first-in, first-out or average) or market, include material, labor and manufacturing overhead costs.

Griffon’s businesses typically do not require inventory that is susceptible to becoming obsolete or dated. In general, Telephonics sells products in connection with programs authorized and approved under contracts awarded by the U.S. Government or agencies thereof and in accordance with customer specifications. PPC primarily produces fabricated materials used by customers in the production of their products and these materials are produced against orders from those customers. HBP produces doors and long-handled tools and landscaping products in response to orders from customers of retailers and dealers or based on expected orders, as applicable.

Property, plant and equipment

Property, plant and equipment includes the historical cost of land, buildings, equipment and significant improvements to existing plant and equipment or, in the case of acquisitions, a fair market value appraisal of such assets completed at the time of acquisition. Expenditures for maintenance, repairs and minor renewals are expensed as incurred. When property or equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and the gain or loss is recognized. No event or indicator of impairment occurred during the three years ended September 30, 2016, which would require additional impairment testing of property, plant and equipment.

Depreciation expense, which includes amortization of assets under capital leases, was $62,689, $62,144 and $59,488 for the years ended September 30, 2016, 2015 and 2014, respectively, and was calculated on a straight-line basis over the estimated useful lives of the assets. Depreciation included in SG&A expenses was $13,239, $13,009 and $10,815 for the years ended September 30, 2016, 2015 and 2014. The remaining components of depreciation, attributable to manufacturing operations, are included in Cost of goods and services. Estimated useful lives for property, plant and equipment are as follows: buildings and building improvements, 25 to 40 years; machinery and equipment, 2 to 15 years and leasehold improvements, over the term of the lease or life of the improvement, whichever is shorter.

Capitalized interest costs included in Property, plant and equipment were $3,844, $4,165 and $4,529 for the years ended September 30, 2016, 2015 and 2014, respectively. The original cost of fully-depreciated property, plant and equipment remaining in use at September 30, 2016 was approximately $275,657.

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

Griffon performed its annual impairment testing of goodwill as of September 30, 2016. The performance of the test involves a two-step process. The first step involves comparing the fair value of Griffon’s reporting units with the reporting unit’s carrying amount, including goodwill. Griffon generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the present value of expected future cash flows. This method uses market assumptions specific to Griffon’s reporting units. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, Griffon performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.

Griffon defines its reporting units as its three reportable segments: HBP, Telephonics and PPC. HBP consists of two components, AMES and CBP, which due to their similar economic characteristics, are aggregated into one reporting unit for goodwill testing.

Griffon used 5 year projections and a 3.0% terminal value to which discount rates between 7.5% and 9.5% were applied to calculate each unit’s fair value. To substantiate fair values derived from the income approach methodology of valuation, the implied fair value was compared to the marketplace fair value of a comparable industry grouping for reasonableness. Further, the fair values were reconciled to Griffon’s market capitalization. Both market comparisons supported the implied fair values. Any changes in key assumptions or management judgment with respect to a reporting unit or its prospects, which may result from a decline in Griffon’s stock price, a change in market conditions, market trends, interest rates or other factors outside Griffon’s control, or significant underperformance relative to historical or project future operating results, could result in a significantly different estimate of the fair value of the reporting units, which could result in a future impairment charge (level 3 inputs).

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

There was no impairment related to any goodwill or indefinite-lived intangible at September 30, 2016, 2015 or 2014.

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

There were no indicators of impairment during the three years ending September 30, 2016.

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Griffon provides for uncertain tax positions and any related interest and penalties based upon Management’s assessment of whether a tax benefit is more likely than not of being sustained upon examination by tax authorities. At September 30, 2016 Griffon believes that it has appropriately accounted for all unrecognized tax benefits. As of September 30, 2016, 2015 and 2014, Griffon has recorded unrecognized tax benefits in the amount of $5,955, $7,851 and $7,906, respectively. Accrued interest and penalties related to income tax matters are recorded in the provision for income taxes.

Research and development costs, shipping and handling costs and advertising costs

Research and development costs not recoverable under contractual arrangements are charged to SG&A expense as incurred and amounted to $26,200, $25,600 and $23,400 in 2016, 2015 and 2014, respectively.

SG&A expenses include shipping and handling costs of $36,900 in 2016, $40,800 in 2015 and $42,400 in 2014 and advertising costs, which are expensed as incurred, of $22,000 in 2016, $24,000 in 2015 and $24,000 in 2014.

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

Newly issued but not yet effective accounting pronouncements

In August 2016, the Financial Accounting Standards Board ("FASB") issued guidance on the Statement of Cash Flows Classification of certain cash receipts and cash payments (a consensus of the emerging issues take force). This guidance addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This guidance will be effective for the Company beginning in fiscal 2019. We are currently evaluating the impact of the guidance on the Company's financial condition, results of operations and related disclosures.

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

In May 2014, the FASB issued guidance on revenue from contracts with customers. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved, in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. This guidance permits the use of either the retrospective or cumulative effect transition method and is effective for the Company beginning in 2019; early adoption is permitted beginning in 2018. We have not yet selected a transition method and are currently evaluating the impact of the guidance on the Company's financial condition, results of operations and related disclosures. The FASB has also issued the following additional guidance clarifying certain issues on revenue from contracts with customers; Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients and Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. The Company is currently evaluating this guidance to determine the impact it will have on its consolidated financial statements.

Recently adopted accounting pronouncements

In March 2016, the FASB issued guidance on Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the classification of related matters in the statement of cash flows. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2016 using either prospective, retrospective or modified retrospective transition method, depending on the area covered in this guidance. The Company early adopted this guidance in fiscal 2016 in order to simplify the accounting for employee share-based payments..

Under this guidance all excess tax benefits (“windfalls”) and deficiencies (“shortfalls”) related to employee stock compensation was recognized within income tax expense for the year ended September 30, 2016. Under prior guidance, windfalls were recognized to Capital in excess of par value and shortfalls were only recognized to the extent they exceed the pool of windfall tax benefits. As a result of the adoption, a tax benefit of $2,193 was recognized within income tax expense reflecting the excess tax benefits for the year ended September 30, 2016. The adoption was on a prospective basis and therefore had no impact on prior years. Additionally, income tax benefits at settlement of an award were previously reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award's vesting period. Griffon has elected to apply that change in cash flow classification on a prospective basis, which has resulted in a $2,291 increase to net cash provided by operating activities and a corresponding increase to net cash used in financing activities in the accompanying condensed consolidated statement of cash flows for the year ended September 30, 2016, as compared to the amounts previously reported. The remaining provisions of this accounting standard did not have a material impact on the accompanying condensed consolidated financial statements.

In November 2015, the FASB issued guidance on simplifying the presentation of deferred income taxes, requiring deferred income tax liabilities and assets to be classified as non-current in the statement of financial position. The guidance is effective for annual and interim reporting periods within those annual periods beginning after December 15, 2016 and may be applied retrospectively or prospectively. The Company early adopted this guidance in fiscal 2016 in order to simplify balance sheet presentation and applied it retrospectively for all periods presented in the financial statements. Accordingly, we reclassified current deferred taxes to non-current on the Consolidated Balance Sheet as of September 30, 2015 resulting in a decrease to both non-current deferred tax assets and non-current tax liabilities of $3,793 and $14,827, respectively.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

NOTE 2 — ACQUISITIONS

Griffon accounts for acquisitions under the acquisition method, in which assets acquired and liabilities assumed are recorded at fair value as of the date of acquisition using a method substantially similar to the goodwill impairment test methodology (level 3 inputs). The operating results of the acquired companies are included in Griffon’s consolidated financial statements from the date of acquisition.

On February 14, 2016, AMES Australia acquired substantially all of the Intellectual Property (IP) assets of Australia-based Nylex Plastics Pty Ltd. for $1,744. Through this acquisition, AMES and Griffon secured the ownership of the trademark “Nylex” for certain categories of AMES products, principally in the country of Australia.  Previously, the Nylex name was licensed.  The acquisition of the Nylex IP was contemplated as a post-closing activity of the Cyclone acquisition and supports AMES' Australian watering products strategy.  The purchase price was allocated to indefinite lived trademarks and is not deductible for income taxes.

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

The amounts assigned to major intangible asset classifications, none of which are tax deductible, are as follows:

	Cyclone	Northcote	Total	Amortization Period (Years)
Goodwill	$13,587	$11,254	$24,841	N/A
Trade names	3,548	3,121	6,669	Indefinite
Customer relationships	11,608	6,098	17,706	25
	$28,743	$20,473	$49,216

NOTE 3 — INVENTORIES

The following table details the components of inventory:

	At September 30, 2016	At September 30, 2015
Raw materials and supplies	$81,345	$91,973
Work in process	75,852	70,811
Finished goods	151,672	163,025
Total	$308,869	$325,809

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT

The following table details the components of property, plant and equipment, net:

	At September 30, 2016	At September 30, 2015
Land, building and building improvements	$138,204	$131,546
Machinery and equipment	804,280	747,194
Leasehold improvements	51,015	47,465
	993,499	926,205
Accumulated depreciation and amortization	(588,095)	(546,233)
Total	$405,404	$379,972

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

NOTE 5 — GOODWILL AND OTHER INTANGIBLES

The following table provides changes in carrying value of goodwill by segment through the year ended September 30, 2016:

	At September 30, 2014	Foreign currency translation adjustments	September 30, 2015	Foreign currency translation adjustments	September 30, 2016
Home & Building Products	$290,661	$(4,836)	$285,825	$1,792	$287,617
Telephonics	18,545	—	18,545	—	18,545
PPC	64,905	(13,034)	51,871	3,152	55,023
Total	$374,111	$(17,870)	$356,241	$4,944	$361,185

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	At September 30, 2016			At September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$170,652	$47,217	25	$168,560	$39,755
Unpatented technology	6,073	4,060	12.5	6,107	3,525
Total amortizable intangible assets	176,725	51,277		174,667	43,280
Trademarks	85,151	—		82,450	—
Total intangible assets	$261,876	$51,277		$257,117	$43,280

Amortization expense for intangible assets subject to amortization was $7,519, $7,656 and $7,908 for the years ended September 30, 2016, 2015 and 2014, respectively. Amortization expense for each of the next five years and thereafter, based on current intangible balances and classifications, is estimated as follows: 2017 - $7,500; 2018 - $7,344; 2019 - $7,218; 2020 - $6,742 and 2021 - $6,742; thereafter - $89,902.

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

At September 30, 2016, Griffon’s assets and liabilities for discontinued operations primarily related to insurance claims, income taxes and product liability, warranty and environmental reserves.

The following amounts related primarily to the Installation Services segment have been segregated from Griffon’s continuing operations and are reported as assets and liabilities of discontinued operations in the consolidated balance sheets:

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

	At September 30, 2016	At September 30, 2015
Assets of discontinued operations:
Prepaid and other current assets	$219	$236
Other long-term assets	1,968	3,255
Total assets of discontinued operations	$2,187	$3,491

Liabilities of discontinued operations:
Accrued liabilities, current	$1,684	$2,229
Other long-term liabilities	1,706	3,379
Total liabilities of discontinued operations	$3,390	$5,608

NOTE 7 — ACCRUED LIABILITIES

The following table details the components of accrued liabilities:

	At September 30, 2016	At September 30, 2015
Compensation	$44,781	$53,805
Interest	4,011	3,395
Warranties and rebates	6,187	6,501
Insurance	13,374	12,401
Rent, utilities and freight	2,555	2,094
Income and other taxes	13,226	8,312
Marketing and advertising	1,961	1,809
Restructuring	3,491	481
Other	14,008	12,406
Total	$103,594	$101,204

NOTE 8 – RESTRUCTURING AND OTHER RELATED CHARGES

During the third quarter of 2016, PPC incurred pre-tax restructuring and related exit costs approximating $5,900 primarily related to headcount reductions at PPC’s Dombuhl, Germany facility, other location headcount reductions and the shut down of PPC's Turkey facility. These actions resulted in the elimination of approximately 86 positions. The Dombuhl charges are related to an optimization plan that will drive innovation and enhance our industry leading position in printed breathable back sheet. The facility will be transformed into a state of the art hygiene products facility focused on breathable printed film and siliconized products. In conjunction with this effort, our customer base will be streamlined, and we will dispose of old assets and reduce overhead costs, allowing for gains in efficiencies.

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

Since January 2013, AMES incurred pre-tax restructuring and related exit costs approximating $7,941, comprised of cash charges of $4,016 and non-cash, asset-related charges of $3,925; the cash charges included $2,622 for one-time termination benefits and other personnel-related costs and $1,394 for facility exit costs. AMES had $19,964 of restructuring related capital expenditures since January 2013.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

In 2014, HBP recognized $1,892 of restructuring and other related charges primarily related to one-time termination benefits, facility costs, other personnel costs and asset impairment charges related to the AMES' plant consolidation initiative. As a result of these actions, HBP headcount was reduced by 46.

A summary of the restructuring and other related charges included in the line item “Restructuring and other related charges” in the Consolidated Statements of Operations recognized for 2016 was as follows:

	Workforce Reduction	Facilities & Exit Costs	Other Related Costs	Non-cash Facility and Other	Total
Amounts incurred in the year ended:
September 30, 2016	$3,337	$659	$1,073	$831	$5,900

In 2015, no restructuring and other related charges were incurred.

The activity in the restructuring accrual recorded in Accrued liabilities consisted of the following:

	Workforce Reduction	Facilities & Exit Costs	Other Related Costs	Total
Accrued liability at September 30, 2015	$481	$—	$—	$481
Charges	3,337	659	1,073	5,069
Payments	(1,331)	(659)	(69)	(2,059)
Accrued liability at September 30, 2016	$2,487	$—	$1,004	$3,491

NOTE 9 – WARRANTY LIABILITY

Telephonics offers warranties against product defects for periods generally ranging from one to two years, depending on the specific product and terms of the customer purchase agreement. CBP also offers warranties against product defects for periods generally ranging from one to ten years, with limited lifetime warranties on certain door models. Typical warranties require CBP and Telephonics to repair or replace the defective products during the warranty period at no cost to the customer. At the time revenue is recognized, Griffon records a liability for warranty costs, estimated based on historical experience, and periodically assesses its warranty obligations and adjusts the liability as necessary. AMES offers an express limited warranty for a period of ninety days on all products unless otherwise stated on the product or packaging from the date of original purchase.

Changes in Griffon’s warranty liability, included in Accrued liabilities, were as follows:

	Years Ended September 30,
	2016	2015
Balance, beginning of period	$6,040	$6,044
Warranties issued and changes in estimated pre-existing warranties	6,501	7,959
Actual warranty costs incurred	(6,219)	(7,963)
Balance, end of period	$6,322	$6,040

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

NOTE 10 — NOTES PAYABLE, CAPITALIZED LEASES AND LONG-TERM DEBT

The present value of the net minimum payments on capitalized leases as of September 30, 2016 was follows:

At September 30, 2016
Total minimum lease payments	$9,250
Less amount representing interest payments	(1,359)
Present value of net minimum lease payments	7,891
Current portion	(1,566)
Capitalized lease obligation, less current portion	$6,325

Minimum payments under capital leases for the next five years are as follows: $2,154 in 2017, $1,963 in 2018, $1,624 in 2019, $1,604 in 2020, $1,623 in 2021 and $282 thereafter.

Included in the consolidated balance sheet at September 30, 2016 under Property, plant and equipment, are costs and accumulated depreciation subject to capitalized leases of $18,039 and $10,148, respectively, and included in Other assets are deferred interest charges of $131. Included in the consolidated balance sheet at September 30, 2015, under Property, plant and equipment are costs and accumulated depreciation subject to capitalized leases of $17,314 and $8,520, respectively, and included in Other assets are deferred interest charges of $156. Amortization expense was $1,628, $1,765, and $1,296 in 2016, 2015 and 2014, respectively.

In October 2006, a subsidiary of Griffon entered into a capital lease totaling $14,290 for real estate it occupies in Troy, Ohio. Approximately $10,000 was used to acquire the building and the remaining amount was used for improvements. The lease matures in 2022, bears interest at a fixed rate of 5.0%, is secured by a mortgage on the real estate and is guaranteed by Griffon.

Debt at September 30, 2016 and 2015 consisted of the following:

		At September 30, 2016
		Outstanding Balance	Original Issuer Discount	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate
Senior note due 2022	(a)	$725,000	(1,447)	$(9,799)	$713,754	5.25%
Revolver due 2020	(b)	—	—	(2,425)	(2,425)	n/a
Convert. debt due 2017	(c)	100,000	(1,248)	(148)	98,604	4.00%
Real estate mortgages	(d)	37,861	—	(595)	37,266	n/a
ESOP Loans	(e)	34,387	—	(237)	34,150	n/a
Capital lease - real estate	(f)	6,447	—	(131)	6,316	5.00%
Non U.S. lines of credit	(g)	11,462		(1)	11,461	n/a
Non U.S. term loans	(g)	33,669	—	(247)	33,422	n/a
Other long term debt	(h)	4,030	—	(20)	4,010	n/a
Totals		952,856	(2,695)	(13,603)	936,558
less: Current portion		(22,644)	—	—	(22,644)
Long-term debt		$930,212	$(2,695)	$(13,603)	$913,914

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

		At September 30, 2015
		Outstanding Balance	Original Issuer Discount	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate
Senior notes due 2022	(a)	$600,000	$—	$(8,264)	$591,736	5.25%
Revolver due 2020	(b)	35,000	—	(2,049)	32,951	n/a
Convert. debt due 2017	(c)	100,000	(5,594)	(571)	93,835	4.00%
Real estate mortgages	(d)	32,280	—	(470)	31,810	n/a
ESOP Loans	(e)	36,744	—	(224)	36,520	n/a
Capital lease - real estate	(f)	7,524	—	(156)	7,368	5.00%
Non U.S. lines of credit	(g)	8,934	—	(3)	8,931	n/a
Non U.S. term loans	(g)	39,142	—	(299)	38,843	n/a
Other long term debt	(h)	1,575	—	—	1,575
Totals		861,199	(5,594)	(12,036)	843,569
less: Current portion		(16,593)	—	—	(16,593)
Long-term debt		$844,606	$(5,594)	$(12,036)	$826,976

Interest expense consists of the following for the years ended September 30, 2016, 2015 and 2014.

		Year Ended September 30, 2016
		Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense
Senior notes due 2022	(a)	5.48%	33,906	103	1,481	35,490
Revolver due 2018	(b)	n/a	2,564	—	512	3,076
Convert. debt due 2017	(c)	9.0%	4,000	4,346	443	8,789
Real estate mortgages	(d)	2.2%	695	—	82	777
ESOP Loans	(e)	3.1%	1,090	—	236	1,326
Capital lease - real estate	(f)	5.5%	353	—	25	378
Non U.S. lines of credit	(g)	n/a	950	—	91	1,041
Non U.S. term loans	(g)	n/a	1,080	—	87	1,167
Other long term debt	(h)	n/a	283		9	292
Capitalized interest			(1,082)			(1,082)
Totals			$43,839	$4,449	$2,966	$51,254

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

		Year Ended September 30, 2015
		Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense
Senior notes due 2022	(a)	5.46%	31,500	—	1,289	32,789
Revolver due 2018	(b)	n/a	2,301	—	520	2,821
Convert. debt due 2017	(c)	9.1%	4,000	3,989	444	8,433
Real estate mortgages	(d)	3.8%	468	—	576	1,044
ESOP Loans	(e)	2.9%	1,025	—	69	1,094
Capital lease - real estate	(f)	5.3%	405	—	25	430
Non U.S. lines of credit	(g)	n/a	661	—	—	661
Non U.S. term loan	(g)	n/a	1,335	—	57	1,392
Other long term debt	(h)		166	—	13	179
Capitalized interest			(670)	—	—	(670)
Totals			41,191	3,989	2,993	48,173

		Year Ended September 30, 2014
		Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense
Senior notes due 2018	(a)	7.4%	$15,930	$—	$667	$16,597
Senior notes due 2022	(a)	5.25%	18,550		759	19,309
Revolver due 2018	(b)	n/a	1,094	—	570	1,664
Convert. debt due 2017	(c)	9.1%	4,000	3,662	443	8,105
Real estate mortgages	(d)	3.9%	500	—	144	644
ESOP Loans	(e)	2.8%	747	—	54	801
Capital lease - real estate	(f)	5.3%	456	—	25	481
Non U.S. lines of credit	(g)	n/a	919	—	27	946
Non U.S. term loan	(g)	n/a	847	—	36	883
Other long term debt	(h)		70	—	40	110
Capitalized interest			(1,093)	—	—	(1,093)
Totals			$42,020	$3,662	$2,765	$48,447

Minimum payments under debt agreements for the next five years are as follows: $22,644 in 2017, $21,378 in 2018, $23,934 in 2019, $34,957 in 2020, $103,895 in 2021 and $746,048 thereafter.

(a)
On May 18, 2016, in an unregistered offering through a private placement under Rule 144A, Griffon completed the add-on offering of $125,000 principal amount of its 5.25% senior notes due 2022, at 98.76% of par, to Griffon's previous issuance of $600,000 5.25% senior notes due in 2022, at par, which was completed on February 27, 2014 (collectively the “Senior Notes”). As of May 18, 2016, outstanding Senior Notes due totaled $725,000; interest is payable semi-annually on March 1 and September 1. The net proceeds of the add-on offering were used to pay down outstanding borrowings under Griffon's Revolving Credit Facility (the "Credit Agreement").

Proceeds from the $600,000 5.25% senior notes due in 2022 were used to redeem $550,000 of 7.125% senior notes due 2018, to pay a call and tender offer premium of $31,530 and to make interest payments of $16,716, with the balance used to pay a

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

portion of the related transaction fees and expenses. In connection with the issuance of the Senior Notes, all obligations under the $550,000 of 7.125% senior notes due in 2018 were discharged.

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On July 20, 2016 and June 18, 2014, Griffon exchanged all of the $125,000 and $600,000 Senior Notes, respectively, for substantially identical Senior Notes registered under the Securities Act of 1933 via an exchange offer. The fair value of the Senior Notes approximated $725,000 on September 30, 2016 based upon quoted market prices (level 1 inputs).

In connection with the issuance and exchange of the $125,000 senior notes, Griffon capitalized $3,016 of underwriting fees and other expenses in the quarter, which will amortize over the term of such notes; Griffon capitalized $10,313 in connection with the previously issued $600,000 senior notes. Furthermore, in connection with the issuance of the previously issued $600,000 senior notes, Griffon recognized a loss on the early extinguishment of debt on the 7.125% senior notes aggregating $38,890, comprised of the $31,530 tender offer premium, the write-off of $6,574 of remaining deferred financing fees and $786 of prepaid interest on defeased notes.

(b)
On March 22, 2016, Griffon amended its Revolving Credit Facility (“Credit Agreement”) to increase the credit facility from$250,000 to $350,000, extend its maturity from March 13, 2020 to March 22, 2021, and modify certain other provisions of the facility. The facility includes a letter sub-facility with a limit of $50,000 and a multi-currency sub-facility of $50,000. The Credit Agreement provides for same day borrowings of base rate loans. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility or the occurrence or event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, in each case without a floor, plus an applicable margin, which adjusts based on financial performance. Current margins are 1.25% for base rate loans and 2.25% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries (except that a lien on the assets of Griffon’s material domestic subsidiaries securing a limited amount of the debt under the credit agreement relating to Griffon's Employee Stock Ownership Plan ("ESOP") ranks pari passu with the lien granted on such assets under the Credit Agreement; see footnote (d) below). At September 30, 2016, there were no outstanding borrowings and standby letters of credit were $16,275 under the Credit Agreement; $333,725 was available, subject to certain loan covenants, for borrowing at that date.

(c)
On December 21, 2009, Griffon issued $100,000 principal of 4% convertible subordinated notes due 2017 (the “2017 Notes”). As of September 30, 2016, the current conversion rate of the 2017 Notes was 70.1632 shares of Griffon’s common stock per $1 principal amount of notes, corresponding to a conversion price of $14.25 per share. Since July 15, 2016, any holder has had the option to convert such holder's notes. Under the terms of the 2017 Notes, Griffon has the right to settle the conversion of the 2017 Notes in cash, stock or a combination of cash and stock. On July 14, 2016, Griffon announced that it will settle, upon conversion, up to $125,000 of the conversion value of the 2017 Notes in cash, with amounts in excess of $125,000, if any, to be settled in shares of Griffon common stock. At both September 30, 2016 and 2015, the 2017 Notes had a capital in excess of par component, net of tax, of $15,720. The fair value of the 2017 Notes approximated $121,563 on September 30, 2016 based upon quoted market prices (level 1 inputs). These notes are classified as long term debt as Griffon has the intent and ability to refinance the principal amount of the notes, including with borrowings under the Credit Agreement. On November 14, 2016, Griffon adjusted the conversion rate of the 2017 Notes to 70.5867 shares of Griffon's common stock per $1 principal amount of notes, corresponding to a conversion price of $14.17 per share. This adjustment was made as a result of dividends paid the last two quarters; Griffon was not required to give effect to this adjustment prior to November 14, 2016 (the forty-second trading day prior to maturity), because the cumulative increase since the prior time the conversion rate was adjusted was less than 1%. The conversion rate will be further adjusted for any dividends declared after November 14, 2016 for which the ex-dividend date is prior to maturity.

(d)
In September 2015 and March 2016, Griffon entered into mortgage loans in the amount of $32,280 and $8,000, respectively. The mortgage loans are secured by four properties occupied by Griffon's subsidiaries. The loans mature in September 2025,

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

and April 2018, respectively, are collateralized by the specific properties financed and are guaranteed by Griffon. The loans bear interest at a rate of LIBOR plus 1.50%. At September 30, 2016, $37,266 was outstanding, net of issuance costs.

(e)
In August 2016, Griffon’s ESOP entered into an agreement that refinanced the existing ESOP loan into a new Term Loan in the amount of $35,092 (the "Agreement"). The Agreement also provided for a Line Note with $10,908 available to purchase shares of Griffon common stock in the open market. The availability period for the Line Note runs through August 2017 at which point the outstanding balance under the Line Note will be combined with the Term Loan. The Term Loan and Line Note bear interest at LIBOR plus 2.50%. The Term Loan requires quarterly principal payments of $655 through September 30, 2016 and $569 thereafter, with a balloon payment due at maturity on March 22, 2020. The Term Loan is secured by shares purchased with the proceeds of the loan and with a lien on a specific amount of Griffon assets (which lien ranks pari passu with the lien granted on such assets under the Credit Agreement) and is guaranteed by Griffon. As of September 30, 2016, $34,150, net of issuance costs, was outstanding under the Term Loan. Subsequent to September 30, 2016 and through November 11, 2016, Griffon's ESOP purchased 548,912 shares of common stock for a total of $9,213 or $16.78 per share. The remaining amount available on the authorization is $1,695.

(f)
In October 2006, CBP entered into a capital lease totaling $14,290 for real estate in Troy, Ohio. The lease matures in 2022, bears interest at a fixed rate of 5.0%, is secured by a mortgage on the real estate and is guaranteed by Griffon. As of September 30, 2016, $6,316 was outstanding, net of issuance costs.

(g)
In September 2015, Clopay Europe GmbH (“Clopay Europe”) entered into a EUR 5,000 ($5,612 as of September 30, 2016) revolving credit facility and a EUR 15,000 term loan. The term loan is payable in twelve quarterly installments of EUR 1,250, bears interest at a fixed rate of 2.5% and matures in September 2018. The revolving facility matures in September 2017, but is renewable upon mutual agreement with the bank. The revolving credit facility accrues interest at EURIBOR plus 1.75% per annum (1.75% at September 30, 2016). The revolver and the term loan are both secured by substantially all of the assets of Clopay Europe and its subsidiaries. Griffon guarantees the revolving facility and term loan. The term loan had an outstanding balance of EUR 10,000 ($11,223 at September 30, 2016) and the revolver had no borrowings outstanding at September 30, 2016. Clopay Europe is required to maintain a certain minimum equity to assets ratio and is subject to a maximum debt leverage ratio (defined as the ratio of total debt to EBITDA).

Clopay do Brasil maintains lines of credit of approximately R$12,800 ($3,944 as of September 30, 2016). Interest on borrowings accrues at a rate of Brazilian CDI plus 6.0% (20.13% at September 30, 2016). As of September 30, 2016, there was approximately R$7,147 ($2,202 as of September 30, 2016) borrowed under the lines. PPC guarantees the loan and lines.

In November 2012, Garant G.P. (“Garant”) entered into a CAD 15,000 ($11,457 as of September 30, 2016) revolving credit facility. The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (2.13% LIBOR USD and 2.12% Bankers Acceptance Rate CDN as of September 30, 2016). The revolving facility matures in October 2019. Garant is required to maintain a certain minimum equity. As of September 30, 2016, there were CAD 5,090 ($3,888 as of September 30, 2016) borrowed under the revolving credit facility with CAD 9,910 ($7,569 as of September 30, 2016) available for borrowing.

In July 2016, Griffon Australia and its Australian subsidiaries entered into an AUD 30,000 term loan and an AUD 10,000 revolver. The term loan refinanced two existing term loans and the revolver replaced two existing lines. The term loan requires quarterly principal payments of AUD 750 plus interest with a balloon payment of AUD 21,000 due upon maturity in June 2019, and accrues interest at Bank Bill Swap Bid Rate “BBSY” plus 2.25% per annum (4.20% at September 30, 2016). As of September 30, 2016, the term had an outstanding balance of AUD 29,250 ($22,446 as of September 30, 2016) on the term loans, net of issuance costs. The revolving facility matures in June 2017 but is renewable upon mutual agreement with the bank, and accrues interest at BBSY plus 2.0% per annum (3.67% at September 30, 2016). The revolver had an outstanding balance of AUD 7,000 ($5,372 at September 30, 2016). The revolver and the term loan are both secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon guarantees the term loan. Griffon Australia is required to maintain a certain minimum equity level and is subject to a maximum leverage ratio and a minimum fixed charges cover ratio.
(h) Other long-term debt primarily consists of a loan with the Pennsylvania Industrial Development Authority with the balance consisting of capital leases.
At September 30, 2016, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

NOTE 11 – EMPLOYEE BENEFIT PLANS

Griffon offers defined contribution plans to most of its U.S. employees. In addition to employee contributions to the plans, Griffon makes contributions based upon various percentages of compensation and/or employee contributions, which were $8,301 in 2016, $7,988 in 2015 and $8,207 in 2014.

The Company also provides healthcare and life insurance benefits for certain groups of retirees through several plans. For certain employees, the benefits are at fixed amounts per retiree and are partially contributory by the retiree. The post-retirement benefit obligation was $2,081 and $2,035 as of September 30, 2016 and 2015. The accumulated other comprehensive income (loss) for these plans was $(140) and ($97) as of September 30, 2016 and 2015, respectively, and the 2016 and 2015 benefit expense was $57 and $58, respectively. It is the Company’s practice to fund these benefits as incurred.

Griffon also has qualified and non-qualified defined benefit plans covering certain employees with benefits based on years of service and employee compensation. Over time, these amounts will be recognized as part of net periodic pension costs in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Griffon is responsible for overseeing the management of the investments of the qualified defined benefit plan and uses the services of an investment manager to manage these assets based on agreed upon risk profiles. The primary objective of the qualified defined benefit plan is to secure participant retirement benefits. As such, the key objective in this plan’s financial management is to promote stability and, to the extent appropriate, growth in the funded status. Financial objectives are established in conjunction with a review of current and projected plan financial requirements. The fair values of a majority of the plan assets were determined by the plans’ trustee using quoted market prices for identical instruments (level 1 inputs) as of September 30, 2016 and 2015. The fair value of various other investments was determined by the plan’s trustee using direct observable market corroborated inputs, including quoted market prices for similar assets (level 2 inputs). There were no pension assets measured using level 3 inputs.

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Net periodic costs (benefits) were as follows:

	Defined Benefits for the Years Ended September 30,			Supplemental Benefits for the Years Ended September 30,
	2016	2015	2014	2016	2015	2014
Net periodic (benefits) costs:
Service cost	$—	$—	$22	$—	$—	$—
Interest cost	5,465	7,526	8,205	1,243	1,302	1,497
Expected return on plan assets	(10,934)	(11,728)	(11,309)	—	—	—
Amortization of:
Prior service costs	1	1	1	19	16	14
Actuarial loss	1,131	1,008	885	1,224	1,157	1,034
Total net periodic (benefits) costs	$(4,337)	$(3,193)	$(2,196)	$2,486	$2,475	$2,545

The tax benefits in 2016, 2015 and 2014 for the amortization of pension costs in Other comprehensive income (loss) were $831, $764 and $677, respectively.

The estimated net actuarial loss and prior service cost that will be amortized from AOCI into Net periodic pension cost during 2017 is $3,320 and $23, respectively.

The weighted-average assumptions used in determining the net periodic (benefits) costs were as follows:

	Defined Benefits for the Years Ended September 30,			Supplemental Benefits for the Years Ended September 30,
	2016	2015	2014	2016	2015	2014
Discount rate	3.42%	3.98%	4.49%	2.86%	3.50%	4.09%
Average wage increase	—%	—%	0.15%	—%	—%	—%
Expected return on assets	7.50%	8.00%	8.00%	—	—	—

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Plan assets and benefit obligation of the defined and supplemental benefit plans were as follows:

	Defined Benefits at September 30,		Supplemental Benefits at September 30,
	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$184,846	$194,327	$37,305	$38,207
Interest cost	5,465	7,526	1,243	1,302
Benefits paid	(10,460)	(10,300)	(4,060)	(4,082)
Actuarial (gain) loss	9,305	(6,707)	1,286	1,878
Benefit obligation at end of fiscal year	189,156	184,846	35,774	37,305
Change in plan assets:
Fair value of plan assets at beginning of fiscal year	144,625	154,966	—	—
Actual return on plan assets	10,151	(1,711)	—	—
Company contributions	—	1,670	4,060	4,082
Benefits paid	(10,460)	(10,300)	(4,060)	(4,082)
Fair value of plan assets at end of fiscal year	144,316	144,625	—	—
Projected benefit obligation in excess of plan assets	$(44,840)	$(40,221)	$(35,774)	$(37,305)
Amounts recognized in the statement of financial position consist of:
Accrued liabilities	$—	$—	$(4,030)	$(4,056)
Other liabilities (long-term)	(44,840)	(40,221)	(31,744)	(33,249)
Total Liabilities	(44,840)	(40,221)	(35,774)	(37,305)
Net actuarial losses	38,115	29,158	21,195	21,139
Prior service cost	1	2	56	71
Deferred taxes	(13,341)	(10,206)	(7,438)	(7,423)
Total Accumulated other comprehensive loss, net of tax	24,775	18,954	13,813	13,787
Net amount recognized at September 30,	$(20,065)	$(21,267)	$(21,961)	$(23,518)
Accumulated benefit obligations	$189,156	$184,846	$35,774	$37,305
Information for plans with accumulated benefit obligations in excess of plan assets:
ABO	$189,156	$184,846	$35,774	$37,305
PBO	189,156	184,846	35,774	37,305
Fair value of plan assets	144,316	144,625	—	—

The weighted-average assumptions used in determining the benefit obligations were as follows:

	Defined Benefits at September 30,		Supplemental Benefits at September 30,
	2016	2015	2016	2015
Weighted average discount rate	3.42%	3.94%	2.86%	3.52%
Weighted average wage increase	—%	—%	—%	—%

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

The actual and weighted-average asset allocation for qualified benefit plans were as follows:

	At September 30,
	2016	2015	Target
Cash and equivalents	18.0%	1.0%	—%
Equity securities	57.7%	52.7%	63.0%
Fixed income	19.3%	41.0%	37.0%
Other	5.0%	5.3%	—%
Total	100.0%	100.0%	100.0%

Estimated future benefit payments to retirees, which reflect expected future service, are as follows:

For the years ending September 30,	Defined Benefits	Supplemental Benefits
2017	$10,735	$4,060
2018	10,773	4,030
2019	10,861	3,821
2020	11,007	3,636
2021	11,141	3,442
2022 through 2026	55,439	12,927

During 2016, Griffon expects to contribute $4,060 in payments related to Supplemental Benefits that will be funded from the general assets of Griffon. Griffon does not expect to make any contributions to the Defined Benefit plan in 2017.

The Clopay AMES Plan is covered by the Pension Protection Act of 2006. The Adjusted Funding Target Attainment Percent for the plan as of January 1, 2016 was 99.6%. Since the plan was in excess of the 80% funding threshold there were no plan restrictions. The expected level of 2017 catch up contributions is $0.

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

The following table presents the fair values of Griffon’s pension and post-retirement plan assets by asset category:

At September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$26,008	$—	$—	$26,008
Short-term investment funds	—	—	—	—
Government agency securities	—	—	—	—
Debt instruments	14,122	—	—	14,122
Equity securities	44,759	—	—	44,759
Commingled funds	—	53,703	—	53,703
Limited partnerships and hedge fund investments	—	5,724	—	5,724
Total	$84,889	$59,427	$—	$144,316

At September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$1,370	$—	$—	$1,370
Debt instruments	14,291	—	—	14,291
Equity securities	44,742	—	—	44,742
Commingled funds	—	78,490	—	78,490
Limited partnerships and hedge fund investments	—	5,732	—	5,732
Total	$60,403	$84,222	$—	$144,625

Griffon has an ESOP that covers substantially all domestic employees. All U.S. employees of Griffon, who are not members of a collective bargaining unit, automatically become eligible to participate in the plan on the October 1st following completion of one year of service. Securities are allocated to participants’ individual accounts based on the proportion of each participant’s aggregate compensation (not to exceed $265 for the plan year ended September 30, 2016), to the total of all participants’ compensation. Shares of the ESOP which have been allocated to employee accounts are charged to expense based on the fair value of the shares transferred and are treated as outstanding in determining earnings per share. Dividends paid on shares held by the ESOP are used to offset debt service on ESOP Loans. Dividends paid on shares held in participant accounts are utilized to allocate shares from the aggregate number of shares to be released, equal in value to those dividends, based on the closing price of Griffon common stock on the dividend payment date. Compensation expense under the ESOP was $3,689 in 2016, $3,400 in 2015 and $2,447 in 2014. The cost of the shares held by the ESOP and not yet allocated to employees is reported as a reduction of Shareholders’ Equity. The fair value of the unallocated ESOP shares as of September 30, 2016 and 2015 based on the closing stock price of Griffon’s stock was $47,370 and $47,907, respectively. The ESOP shares were as follows:

	At September 30,
	2016	2015
Allocated shares	2,596,016	2,479,776
Unallocated shares	2,784,579	3,037,831
	5,380,595	5,517,607

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

NOTE 12 – INCOME TAXES

Income taxes have been based on the following components of Income before taxes:

	For the Years Ended September 30,
	2016	2015	2014
Domestic	$54,163	$54,515	$(14,682)
Non-U.S.	(999)	(879)	8,966
	$53,164	$53,636	$(5,716)

Provision (benefit) for income taxes on income was comprised of the following:

	For the Years Ended September 30,
	2016	2015	2014
Current	$15,072	$17,215	$(408)
Deferred	8,082	2,132	(5,131)
Total	$23,154	$19,347	$(5,539)
U.S. Federal	$14,261	$16,937	$(6,486)
State and local	3,482	3,215	(291)
Non-U.S.	5,411	(805)	1,238
Total provision	$23,154	$19,347	$(5,539)

Griffon's Income tax provision for the year ended September 30, 2016 included a $2,193 benefit from the early adoption of the new FASB accounting guidance which now requires excess tax benefits from vesting of equity awards to be recognized within income tax expense. Under this guidance all excess tax benefits (“windfalls”) and deficiencies (“shortfalls”) related to employee stock compensation are recognized within income tax expense. Under prior guidance windfalls were recognized to Additional Paid In Capital and shortfalls were only recognized to the extent they exceed the pool of windfall tax benefits.

Griffon’s Income tax provision included benefits of ($2,172) in 2016, ($517) in 2015, and ($4,429) in 2014 reflecting the reversal of previously recorded tax liabilities primarily due to the resolution of various tax audits and the closing of certain statutes for prior years’ tax returns.

Differences between the effective income tax rate applied to Income and U.S. Federal income statutory rate were as follows:

	For the Years Ended September 30,
	2016	2015	2014
U.S. Federal income tax provision (benefit) rate	35.0%	35.0%	(35.0)%
State and local taxes, net of Federal benefit	4.1%	4.9%	17.5%
Non-U.S. taxes	0.1%	(0.4)%	(35.8)%
Change in tax contingency reserves	(3.7)%	0.3%	(36.0)%
Repatriation of foreign earnings	—%	0.9%	4.7%
Change in valuation allowance	3.9%	(4.7)%	4.5%
Non-deductible/non-taxable items, net	1.6%	(0.7)%	(3.4)%
Capitalized interest	1.9%	—%	—%
Research and U.S. foreign tax credits	4.8%	(0.5)%	(3.9)%
Deferred tax impact of state rate change	—%	—%	(4.5)%
FASB adoption and other categories	(4.1)%	—%	—%
Other	—%	1.3%	(5.0)%
Effective tax provision (benefit) rate	43.6%	36.1%	(96.9)%

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

The tax effect of temporary differences that give rise to future deferred tax assets and liabilities are as follows:

	At September 30,
	2016	2015
Deferred tax assets:
Bad debt reserves	$2,156	$2,083
Inventory reserves	9,158	7,482
Deferred compensation (equity compensation and defined benefit plans)	39,866	38,169
Compensation benefits	5,770	6,186
Insurance reserve	3,285	3,079
Restructuring reserve	431	122
Warranty reserve	2,352	2,288
Net operating loss	31,732	24,089
Tax credits	3,573	6,704
Other reserves and accruals	4,238	5,206
	102,561	95,408
Valuation allowance	(12,832)	(10,462)
Total deferred tax assets	89,729	84,946
Deferred tax liabilities:
Deferred income	(3,389)	(7,432)
Goodwill and intangibles	(72,907)	(72,645)
Property, plant and equipment	(46,391)	(35,382)
Interest	(496)	(2,053)
Other	(551)	(102)
Total deferred tax liabilities	(123,734)	(117,614)
Net deferred tax liabilities	$(34,005)	$(32,668)

The increase in the valuation allowance of $2,370 is primarily the result of a valuation allowance on accumulated Germany net operating losses resulting from management's assessment of current and future operational performance and related restructuring efforts partially offset by a release related to expired tax credits.

The components of the net deferred tax liability, by balance sheet account, were as follows:

	At September 30,
	2016	2015
Prepaid and other current assets	$—	$—
Other assets	7,274	5,778
Current liabilities	—	—
Other liabilities	(41,925)	(39,582)
Assets of discontinued operations	646	1,136
Net deferred liability	$(34,005)	$(32,668)

The Company adopted early the FASB issued guidance on simplifying the presentation of deferred income taxes, requiring deferred income tax liabilities and assets to be classified as non-current in the statement of financial position and applied it retrospectively for all periods presented in the financial statements. Accordingly, we reclassified current deferred taxes to non-current on the Consolidated Balance Sheet as of September 30, 2015 resulting in a decrease to both non-current deferred tax assets and non-current tax liabilities of $3,793 and $14,827, respectively.

At both September 30, 2016 and 2015, Griffon has not recorded deferred income taxes on the undistributed earnings of its non-U.S. subsidiaries because of management’s ability and intent to indefinitely reinvest such earnings outside the U.S. At September 30,

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

2016, Griffon’s share of the undistributed earnings of the non-U.S. subsidiaries amounted to approximately $77,085. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

At September 30, 2016 and 2015, Griffon had loss carryforwards for non-U.S. tax purposes of $93,548 and $68,591, respectively. The non-U.S. loss carryforwards are available for carryforward indefinitely.

At September 30, 2016 and 2015, Griffon had state and local loss carryforwards of $104,254 and $99,094, respectively, which expire in varying amounts through 2036.

At September 30, 2016 and 2015, Griffon had no federal loss carryforwards.

At September 30, 2016 and 2015, Griffon had federal tax credit carryforwards of $3,199 and $6,223, respectively, which expire beginning in 2020.

We believe it is more likely than not that the benefit from certain foreign net operating losses, state net operating losses and federal tax credits will not be realized. In recognition of this risk, we have provided a valuation allowance of $9,340 $1,752 and $1,740, respectively on the deferred tax assets relating to these foreign and state net operating loss carryforwards and federal credits. If our assumptions change and we determine we will be able to realize these foreign or state net operating loss carryforwards or federal credits, the benefits relating to the reversal of the valuation allowance will be recognized as a reduction of income tax expense.

If certain substantial changes in Griffon's ownership occur, there would be an annual limitation on the amount of carryforward(s) that can be utilized.

Griffon files U.S. Federal, state and local tax returns, as well as applicable returns in Germany, Canada, Brazil, Australia, Ireland and other non-U.S. jurisdictions. Griffon’s U.S. Federal income tax returns are no longer subject to income tax examination for years before 2012, Griffon's German income tax returns are no longer subject to income tax examination for years through 2010 and major U.S. state and other non-U.S. jurisdictions are no longer subject to income tax examinations for years before 2011. Various U.S. state and non-U.S. statutory tax audits are currently underway.

The following is a roll forward of unrecognized tax benefits:

Balance at September 30, 2014	$7,906
Additions based on tax positions related to the current year	645
Reductions based on tax positions related to prior years	(252)
Lapse of Statutes	(448)
Balance at September 30, 2015	7,851
Additions based on tax positions related to the current year	268
Reductions based on tax positions related to prior years	(1,079)
Lapse of Statutes	(1,085)
Balance at Balance at September 30, 2016	$5,955

If recognized, the amount of potential tax benefits that would impact Griffon’s effective tax rate is $1,438. Griffon recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. At September 30, 2016 and 2015, the combined amount of accrued interest and penalties related to tax positions taken or to be taken on Griffon’s tax returns and recorded as part of the reserves for uncertain tax positions was $362 and $655, respectively. Griffon cannot reasonably estimate the extent to which existing liabilities for uncertain tax positions may increase or decrease within the next twelve months as a result of the progression of ongoing tax audits or other events. Griffon believes that it has adequately provided for all open tax years by tax jurisdiction.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

NOTE 13 – STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION

During 2016, 2015 and 2014, the Company declared and paid dividends totaling $0.20 per share, $0.16 per share and $0.12 per share, respectively. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends.

On January 29, 2016, shareholders approved the Griffon Corporation 2016 Equity Incentive Plan ("Incentive Plan") under which awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, restricted stock units, deferred shares and other stock-based awards may be granted. Options granted under the Incentive Plan may be either “incentive stock options” or nonqualified stock options, generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The maximum number of shares of common stock available for award under the Incentive Plan is 2,350,000 (600,000 of which may be issued as incentive stock options), plus (i) any shares reserved for issuance under the 2011 Equity Incentive Plan as of the effective date of the Incentive Plan, and (ii) any shares underlying awards outstanding on such effective date under the 2011 Incentive Plan that are canceled or forfeited. As of September 30, 2016, 1,922,661 shares were available for grant.

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

	For the Years Ended September 30,
	2016	2015	2014
Pre-tax compensation expense	$10,136	$11,110	$11,473
Tax benefit	(3,553)	(4,000)	(3,224)
Total stock-based compensation expense, net of tax	$6,583	$7,110	$8,249

All stock options are vested. A summary of stock option activity for the year ended September 30, 2016 is as follows:

	Options
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregated Intrinsic Value
Outstanding and Exercisable at September 30, 2015	425,450	$20.86
Forfeited/Expired	(69,450)	25.70
Outstanding and Exercisable at September 30, 2016	356,000	19.91	2.0	$13

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

	Options Outstanding & Exercisable
Range of Exercises Prices	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
$14.78	6,000	$14.78	0.8
$20.00	350,000	20.00	2.0
Totals	356,000

A summary of restricted stock activity, inclusive of restricted stock units, for the year ended September 30, 2016, is as follows:

	Shares	Weighted Average Grant- Date Fair Value
Unvested at September 30, 2015	3,400,035	$12.01
Granted	1,049,704	11.21
Vested	(1,385,061)	17.30
Forfeited	(196,158)	12.86
Unvested at September 30, 2016	2,868,520	12.10

The fair value of restricted stock which vested during the year ended September 30, 2016, 2015, and 2014 was $23,965, $5,068 and $14,058, respectively.

Unrecognized compensation expense related to non-vested shares of restricted stock was $18,881 at September 30, 2016 and will be recognized over a weighted average vesting period of 1.4 years.

At September 30, 2016, a total of approximately 5,147,200 shares of Griffon’s authorized Common Stock were reserved for issuance in connection with stock compensation plans.

During the first quarter of 2016, Griffon granted 372,243 shares of restricted stock, subject to certain performance conditions, with vesting periods of three years, with a total fair value of $6,425, or a weighted average fair value of $17.26 per share. During the second quarter of 2016, Griffon granted 677,461 shares of restricted stock consisting of 605,000 shares to two senior executives with a vesting period of four years and a two year post-vesting holding period, and 31,761 shares of restricted stock, subject to certain performance conditions, with a vesting period of three years and a fair value of $473, or a weighted average fair value of $14.90 per share. Griffon also granted 40,700 shares with a vesting period of three years and a fair value of $618, or a weighted average fair value of $15.18 per share. The grants issued to two senior executive are subject to the achievement of certain absolute and relative performance conditions relating to the price of Griffon’s common stock. So long as the minimum performance condition is attained, the amount of shares that can vest will range from 220,000 to 605,000.  The Monte Carlo Simulation model was chosen to value the two senior executive awards; the total fair value of these restricted shares is approximately $4,247, or a weighted average fair value of $7.02. During the third and fourth quarters of 2016, no shares of restricted stock were granted.

On each of August 2011, May 2014, March 20, 2015, July 30, 2015 and August 3, 2016, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under these repurchase programs, the Company may purchase shares of its common stock, depending upon market conditions, in open market or privately negotiated transactions, including pursuant to a 10b5-1 plan. Shares repurchased are recorded at cost. During 2014, Griffon purchased 1,906,631 shares of common stock under the August 2011 and May 2014 repurchase programs, for a total of $23,167 or $12.15 per share. During 2015, Griffon purchased 5,311,915 shares of common stock under the May 2014 and March 2015 programs, for a total of $80,934, or $15.24 per share. During 2016, Griffon purchased 3,549,077 shares of common stock under the March 2015 and July 2015 programs, for a total of $56,288, or $15.86 per share. Since August 2011 and through September 30, 2016, Griffon repurchased 20,300,298 shares of common stock, for a total of $259,420 or $12.78 per share, under Board authorized share repurchase programs (which repurchases included exhausting the remaining availability under a Board authorized repurchase program that was in existence prior to 2011). This included the repurchase of 15,855,854 shares on the open market, as well as the December 10, 2013

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

repurchase of 4,444,444 shares from GS Direct for $50,000, or $11.25 per share. At September 30, 2016, an aggregate of $51,637 remains under Griffon's July 2015 and August 2016 Board authorized repurchase programs.

In addition to the repurchases under Board authorized programs, during 2016, 510,843 shares, with a market value of $8,788, or $17.20 per share, were withheld to settle employee taxes due upon the vesting of restricted stock.

On December 10, 2013, Griffon repurchased 4,444,444 shares of its common stock for $50,000 from GS Direct, L.L.C. (“GS Direct”), an affiliate of The Goldman Sachs Group, Inc. The repurchase was effected in a private transaction at a per share price of $11.25, an approximate 9.2% discount to the stock’s closing price on November 12, 2013, the day before announcement of the transaction. The transaction was exclusive of the Company´s August 2011, $50,000 authorized share repurchase program. After closing the transaction, GS Direct continued to hold approximately 5.56 million shares (approximately 10% of the shares outstanding at such time) of Griffon’s common stock. Subject to certain exceptions, if GS Direct intends to sell its remaining shares of Griffon common stock at any time prior to December 31, 2017, it will first negotiate in good faith to sell such shares to the Company.

During 2014, Griffon’s Board of Directors authorized the ESOP to purchase up to $20,000 of Griffon’s outstanding common stock, depending upon market conditions, in open market or privately negotiated transactions, including pursuant to a 10b5-1 plan. During 2014, the ESOP purchased 1,591,117 shares of common stock, for a total of $20,000 or $12.57 per share. Subsequent to September 30, 2016 and through November 11, 2016, Griffon's ESOP purchased 548,912 shares of common stock for a total of $9,213 or $16.78 per share. The remaining amount available on the authorization is $1,695.

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

NOTE 14 – COMMITMENTS AND CONTINGENT LIABILITIES

Operating leases
Griffon rents real property and equipment under operating leases expiring at various dates. Most of the real property leases have escalation clauses related to increases in real property taxes. Rent expense for all operating leases totaled approximately $29,166, $29,556 and $27,784 in 2016, 2015 and 2014, respectively. Aggregate future minimum lease payments for operating leases at September 30, 2016 are $24,914 in 2017, $23,887 in 2018, $20,368 in 2019, $15,299 in 2020, $7,864 in 2021 and $13,810 thereafter.

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

Improper Advertisement Claim involving Union Tools® Products. Beginning in December 2004, a customer of AMES had been named in various litigation matters relating to certain Union Tools products. The plaintiffs in those litigation matters asserted causes of action against the customer of AMES for improper advertisement to end consumers. The allegations suggested that advertisements led the consumers to believe that Union Tools’ hand tools were wholly manufactured within boundaries of the United States. The complaints asserted various causes of action against the customer of AMES under federal and state law, including common law fraud. At some point, the customer may seek indemnity (including recovery of its legal fees and costs) against AMES for an unspecified amount. Presently, AMES cannot estimate the amount of loss, if any, if the customer were to seek legal recourse against AMES.

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

NOTE 15 – EARNINGS PER SHARE

Basic and diluted EPS for the years ended September 30, 2016, 2015 and 2014 were determined using the following information (in thousands):

	2016	2015	2014
Weighted average shares outstanding - basic	41,074	44,608	49,367
Incremental shares from stock based compensation	2,326	2,011	—
Convertible debt due 2017	709	320	—
Weighted average shares outstanding - diluted	44,109	46,939	49,367
Anti-dilutive options excluded from diluted EPS computation	6	493	582
Anti-dilutive restricted stock excluded from diluted EPS computation	—	—	1,642

Griffon has the intent and ability to settle the principal amount of the 2017 Notes in cash, and therefore the potential issuance of shares related to the principal amount of the 2017 Notes does not affect diluted shares. Shares of the ESOP that have been allocated to employee accounts are treated as outstanding in determining earnings per share.

NOTE 16 – RELATED PARTIES

In 2014, Goldman, Sachs & Co. acted as a co-manager and as an initial purchaser in connection with the Senior Notes offering and received a fee of $825.

On December 10, 2013, Griffon repurchased 4,444,444 shares of its common stock for $50,000 from GS Direct. The repurchase was effected in a private transaction at a per share price of $11.25, an approximate 9.2% discount to the stock’s closing price on November 12, 2013, the day before announcement of the transaction. After closing the transaction, GS Direct continued to hold approximately 5.56 million shares (approximately 10% of the shares outstanding at such time) of Griffon’s common stock. Subject to certain exceptions, if GS Direct intends to sell its remaining shares of Griffon common stock at any time prior to December 31, 2017, it will first negotiate in good faith to sell such shares to the Company.

NOTE 17 — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly results of operations for the years ended September 30, 2016 and 2015 were as follows:

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Quarter ended	Revenue	Gross Profit	Net Income (loss)	Per Share - Basic	Per Share - Diluted
2016
December 31, 2015	$494,149	$116,105	$8,596	$0.20	$0.19
March 31, 2016	500,107	114,157	6,095	0.15	0.14
June 30, 2016	462,200	119,357	7,596	0.19	0.18
September 30, 2016	500,705	123,815	7,723	0.19	0.18
	$1,957,161	$473,434	$30,010	$0.73	$0.68
2015
December 31, 2014	$502,160	$117,989	$7,471	$0.16	$0.04
March 31, 2015	500,020	114,375	5,122	0.11	0.11
June 30, 2015	511,694	123,489	10,893	0.25	0.23
September 30, 2015	502,158	119,925	10,803	0.25	0.24
	$2,016,032	$475,778	$34,289	$0.77	$0.73

Notes to Quarterly Financial Information (unaudited):

•	Earnings (loss) per share are computed independently for each quarter and year presented; as such the sum of the quarters may not be equal to the full year amounts.

•	2016 Net income, and the related per share earnings, included, net of tax, restructuring and other related charges of $4,247 for the third quarter.

NOTE 18 — REPORTABLE SEGMENTS

Griffon’s reportable segments are as follows:

•
HBP is a leading manufacturer and marketer of residential and commercial garage doors to professional dealers and to some of the largest home center retail chains in North America, as well as a global provider of long-handled tools and landscaping products for homeowners and professionals.

•	Telephonics is recognized globally as a leading provider of highly sophisticated intelligence, surveillance and communications solutions for defense, aerospace and commercial customers.

•
PPC is a global leader in the development and production of embossed, laminated and printed specialty plastic films for hygienic, health-care and industrial products and sells to some of the world's largest consumer products companies.

Griffon evaluates performance and allocates resources based on operating results before interest income or expense, income taxes and certain nonrecurring items of income or expense.

Information on Griffon’s reportable segments is as follows:

	For the Years Ended September 30,
REVENUE	2016	2015	2014
Home & Building Products:
AMES	$513,973	$535,881	$503,687
CBP	527,370	516,320	475,756
Home & Building Products	1,041,343	1,052,201	979,443
Telephonics	435,692	$431,090	$419,005
PPC	480,126	$532,741	$593,363
Total consolidated net sales	$1,957,161	$2,016,032	$1,991,811

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

	For the Years Ended September 30,
INCOME (LOSS) BEFORE TAXES	2016	2015	2014
Segment operating profit:
Home & Building Products	$79,682	$58,883	$40,538
Telephonics	42,801	43,006	45,293
PPC	20,313	33,137	28,881
Total segment operating profit	142,796	135,026	114,712
Net interest expense	(51,111)	(47,872)	(48,144)
Unallocated amounts	(38,521)	(33,518)	(33,394)
Loss from debt extinguishment	—	—	(38,890)
Income (loss) before taxes	$53,164	$53,636	$(5,716)

Griffon evaluates performance and allocates resources based on each segments’ operating results before interest income and expense, income taxes, depreciation and amortization, unallocated amounts (mainly corporate overhead), restructuring charges, acquisition-related expenses , and gains (losses) from pension settlement and debt extinguishment, as applicable (“Segment adjusted EBITDA”, a non-GAAP measure). Griffon believes this information is useful to investors for the same reason.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

The following table provides a reconciliation of Segment adjusted EBITDA to Income (loss) before taxes and discontinued operations:

	For the Years Ended September 30,
	2016	2015	2014
Segment adjusted EBITDA:
Home & Building Products	$114,949	$94,226	$77,171
Telephonics	53,385	53,028	57,525
PPC	50,079	57,103	56,291
Total Segment adjusted EBITDA	218,413	204,357	190,987
Net interest expense	(51,111)	(47,872)	(48,144)
Segment depreciation and amortization	(69,717)	(69,331)	(66,978)
Unallocated amounts	(38,521)	(33,518)	(33,394)
Loss from debt extinguishment	—	—	(38,890)
Restructuring charges	(5,900)	—	(6,136)
Acquisition costs	—	—	(3,161)
Income (loss) before taxes	$53,164	$53,636	$(5,716)

	For the Years Ended September 30,
DEPRECIATION and AMORTIZATION	2016	2015	2014
Segment:
Home & Building Products	$35,267	$35,343	$31,580
Telephonics	10,584	10,022	7,988
PPC	23,866	23,966	27,410
Total segment depreciation and amortization	69,717	69,331	66,978
Corporate	491	469	418
Total consolidated depreciation and amortization	$70,208	$69,800	$67,396

CAPITAL EXPENDITURES
Segment:
Home & Building Products	$49,351	$38,896	$33,779
Telephonics	9,007	6,347	20,963
PPC	31,817	28,103	21,032
Total segment	90,175	73,346	75,774
Corporate	584	274	1,320
Total consolidated capital expenditures	$90,759	$73,620	$77,094

ASSETS	At September 30, 2016	At September 30, 2015	At September 30, 2014
Segment assets:
Home & Building Products	$1,020,297	$1,034,032	$1,031,904
Telephonics	334,631	302,560	319,327
PPC	365,920	343,519	389,464
Total segment assets	1,720,848	1,680,111	1,740,695
Corporate	59,061	29,211	64,381
Total continuing assets	1,779,909	1,709,322	1,805,076
Assets of discontinued operations	2,187	3,491	3,750
Consolidated total	$1,782,096	$1,712,813	$1,808,826

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Segment information by geographic region was as follows:

	For the Years Ended September 30,
REVENUE BY GEOGRAPHIC AREA - DESTINATION	2016	2015	2014
United States	$1,396,086	$1,383,775	$1,386,575
Europe	198,897	227,203	254,460
Canada	112,650	132,133	134,637
Australia	111,587	113,077	62,567
South America	72,813	87,759	105,691
All other countries	65,128	72,085	47,881
Consolidated revenue	$1,957,161	$2,016,032	$1,991,811

	For the Years Ended September 30,
LONG-LIVED ASSETS BY GEOGRAPHIC AREA	2016	2015	2014
United States	$466,266	$454,255	$439,737
Germany	64,316	66,367	74,457
Canada	35,984	36,449	42,374
Australia	26,196	22,136	28,155
All other countries	23,241	14,602	19,465
Consolidated property, plant and equipment, net	$616,003	$593,809	$604,188

As a percentage of consolidated revenue, HBP sales to Home Depot approximated 13% in 2016 and 12% in both 2015 and 2014; PPC sales to P&G approximated 13% in 2016, and 14% in both 2015 and 2014; and Telephonics aggregate sales to the United States Government and its agencies approximated 16% in 2016, 14% in 2015 and 15% in 2014.

NOTE 19 – OTHER INCOME (EXPENSE)

Other income (expense) included $770, $286 and $220 for the years ended September 30, 2016, 2015 and 2014, respectively, of currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, as well as $316, $424 and $110, respectively, of investment income.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

NOTE 20 - OTHER COMPREHENSIVE INCOME (LOSS)
The amounts recognized in other comprehensive income (loss) were as follows:

	Years Ended September 30,
	2016			2015			2014
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$17,284	$—	$17,284	$(56,358)	$—	$(56,358)	$(23,933)	$—	$(23,933)
Pension and other defined benefit plans	(8,694)	3,043	(5,651)	(6,655)	2,329	(4,326)	(6,061)	2,147	(3,914)
Cash flow hedge	(2,593)	907	(1,686)	662	(232)	430	386	(134)	252
Available-for-sale securities	—	—	—	(1,370)	500	(870)	1,370	(500)	870
Total other comprehensive income (loss)	$5,997	$3,950	$9,947	$(63,721)	$2,597	$(61,124)	$(28,238)	$1,513	$(26,725)

The components of Accumulated other comprehensive income (loss) are as follows:

	At September 30,
	2016	2015
Foreign currency translation adjustments	$(42,894)	$(60,178)
Pension and other defined benefit plans	(37,343)	(31,692)
Cash flow hedge	(1,004)	682
	$(81,241)	$(91,188)

Total comprehensive income (loss) were as follows:

	For the Years Ended September 30,
	2016	2015	2014
Net income (loss)	$30,010	$34,289	$(177)
Other comprehensive income (loss), net of taxes	9,947	(61,124)	(26,725)
Comprehensive income (loss)	$39,957	$(26,835)	$(26,902)

Amounts reclassified from accumulated other comprehensive income (loss) to income (loss) were as follows:

	For the Years Ended September 30,
Gain (Loss)	2016	2015	2014
Pension amortization	$(2,375)	$(2,182)	$(1,934)
Available-for-sale securities	—	1,370	—
Cash flow hedges	(752)	1,223	—
Total before tax	(3,127)	411	(1,934)
Tax	225	(164)	677
Net of tax	$(2,902)	$247	$(1,257)

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

NOTE 21 – CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the domestic assets of Clopay Building Products Company, Inc., Clopay Plastic Products Company, Inc., Telephonics Corporation, The AMES Companies, Inc., ATT Southern, Inc., and Clopay Ames True Temper Holding, Corp., all of which are indirectly 100% owned by Griffon. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act of 1933, presented below are condensed consolidating financial information as of September 30, 2016 and 2015, and for the years ended September 30, 2016, 2015 and 2014. The financial information may not necessarily be indicative of results of operations or financial position had the guarantor companies or non-guarantor companies operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly owned subsidiaries accounted for under the equity method.

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

CONDENSED CONSOLIDATING BALANCE SHEETS
At September 30, 2016

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CURRENT ASSETS
Cash and equivalents	6,517	27,692	38,344	—	72,553
Accounts receivable, net of allowances	—	175,583	63,810	(5,642)	233,751
Contract costs and recognized income not yet billed, net of progress payments	—	126,961	—	—	126,961
Inventories, net	—	239,325	69,544	—	308,869
Prepaid and other current assets	39,763	31,191	16,447	(48,796)	38,605
Assets of discontinued operations	—	—	219	—	219
Total Current Assets	46,280	600,752	188,364	(54,438)	780,958
PROPERTY, PLANT AND EQUIPMENT, net	956	303,735	100,713	—	405,404
GOODWILL	—	284,875	76,310	—	361,185
INTANGIBLE ASSETS, net	—	147,960	62,639	—	210,599
INTERCOMPANY RECEIVABLE	539,938	713,118	307,081	(1,560,137)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	824,887	866,595	1,916,622	(3,608,104)	—
OTHER ASSETS	6,529	12,151	12,675	(9,373)	21,982
ASSETS OF DISCONTINUED OPERATIONS	—	—	1,968	—	1,968
Total Assets	1,418,590	2,929,186	2,666,372	(5,232,052)	1,782,096

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	3,153	2,307	17,184	—	22,644
Accounts payable and accrued liabilities	65,751	202,657	65,213	(39,686)	293,935
Liabilities of discontinued operations	—	—	1,684	—	1,684
Total Current Liabilities	68,904	204,964	84,081	(39,686)	318,263
LONG-TERM DEBT, net	848,589	18,872	46,453	—	913,914
INTERCOMPANY PAYABLES	57,648	737,980	735,053	(1,530,681)	—
OTHER LIABILITIES	32,502	114,491	26,574	(36,301)	137,266
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	1,706	—	1,706
Total Liabilities	1,007,643	1,076,307	893,867	(1,606,668)	1,371,149
SHAREHOLDERS’ EQUITY	410,947	1,852,879	1,772,505	(3,625,384)	410,947
Total Liabilities and Shareholders’ Equity	1,418,590	2,929,186	2,666,372	(5,232,052)	1,782,096

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

CONDENSED CONSOLIDATING BALANCE SHEETS
At September 30, 2015

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CURRENT ASSETS
Cash and equivalents	$2,440	$10,671	$38,890	$—	$52,001
Accounts receivable, net of allowances	—	178,830	61,772	(21,847)	218,755
Contract costs and recognized income not yet billed, net of progress payments	—	103,879	16	—	103,895
Inventories, net	—	257,929	67,880	—	325,809
Prepaid and other current assets	8,665	27,584	12,488	(8,479)	40,258
Assets of discontinued operations	—	—	236	—	236
Total Current Assets	11,105	578,893	181,282	(30,326)	740,954
PROPERTY, PLANT AND EQUIPMENT, net	1,108	286,854	92,010	—	379,972
GOODWILL	—	284,875	71,366	—	356,241
INTANGIBLE ASSETS, net	—	152,412	61,425	—	213,837
INTERCOMPANY RECEIVABLE	542,297	904,840	263,480	(1,710,617)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	745,262	644,577	1,740,889	(3,130,728)	—
OTHER ASSETS	37,982	30,203	9,959	(59,590)	18,554
ASSETS OF DISCONTINUED OPERATIONS	—	—	3,255	—	3,255
Total Assets	$1,337,754	$2,882,654	$2,423,666	$(4,931,261)	$1,712,813

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$2,202	$3,842	$10,549	$—	$16,593
Accounts payable and accrued liabilities	26,365	222,758	72,843	(20,951)	301,015
Liabilities of discontinued operations	—	—	2,229	—	2,229
Total Current Liabilities	28,567	226,600	85,621	(20,951)	319,837
LONG-TERM DEBT, net	752,839	17,116	57,021	—	826,976
INTERCOMPANY PAYABLES	76,477	831,345	775,120	(1,682,942)	—
OTHER LIABILITIES	49,346	126,956	28,428	(72,634)	132,096
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	3,379	—	3,379
Total Liabilities	907,229	1,202,017	949,569	(1,776,527)	1,282,288
SHAREHOLDERS’ EQUITY	430,525	1,680,637	1,474,097	(3,154,734)	430,525
Total Liabilities and Shareholders’ Equity	$1,337,754	$2,882,654	$2,423,666	$(4,931,261)	$1,712,813

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Year Ended September 30, 2016

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$1,560,535	$425,182	$(28,556)	$1,957,161
Cost of goods and services	—	1,173,928	339,934	(30,135)	1,483,727
Gross profit	—	386,607	85,248	1,579	473,434
Selling, general and administrative expenses	26,427	263,357	74,613	(370)	364,027
Restructuring and other related charges	—	1,299	4,601	—	5,900
Total operating expenses	26,427	264,656	79,214	(370)	369,927
Income (loss) from operations	(26,427)	121,951	6,034	1,949	103,507
Other income (expense)
Interest income (expense), net	(12,549)	(34,588)	(3,974)	—	(51,111)
Other, net	337	3,471	(1,091)	(1,949)	768
Total other income (expense)	(12,212)	(31,117)	(5,065)	(1,949)	(50,343)
Income (loss) before taxes	(38,639)	90,834	969	—	53,164
Provision (benefit) for income taxes	(16,333)	34,535	4,952	—	23,154
Income (loss) before equity in net income of subsidiaries	(22,306)	56,299	(3,983)	—	30,010
Equity in net income (loss) of subsidiaries	52,316	(5,728)	56,299	(102,887)	—
Net Income (loss)	$30,010	$50,571	$52,316	$(102,887)	$30,010

Comprehensive income (loss)	$39,957	$44,265	$68,970	$(113,235)	$39,957

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended September 30, 2016

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$30,010	$50,571	$52,316	$(102,887)	$30,010
Net cash provided by (used in) operating activities	(11,879)	98,891	18,925	—	105,937
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(259)	(78,159)	(12,341)	—	(90,759)
Intercompany distributions	—	(2,726)	(1,744)	—	(4,470)
Proceeds from sale of property, plant and equipment	—	765	144	—	909
Investment purchases	715	—	—	—	715
Net cash provided by (used in) investing activities	456	(80,120)	(13,941)	—	(93,605)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(65,307)	—	—	—	(65,307)
Proceeds from long-term debt	271,340	2,311	28,711	—	302,362
Payments of long-term debt	(177,513)	(2,135)	(35,338)	—	(214,986)
Change in short-term borrowings	—	—	(54)	—	(54)
Financing costs	(4,277)	—	(107)	—	(4,384)
Tax effect from exercise/vesting of equity awards, net	—	—	—	—	—
Dividends paid	(8,798)	—	—	—	(8,798)
Other, net	55	(1,926)	1,926	—	55
Net cash provided by (used in) financing activities	15,500	(1,750)	(4,862)	—	8,888
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	—	—	(1,554)	—	(1,554)
Effect of exchange rate changes on cash and equivalents	—	—	886	—	886
NET DECREASE IN CASH AND EQUIVALENTS	4,077	17,021	(546)	—	20,552
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,440	10,671	38,890	—	52,001
CASH AND EQUIVALENTS AT END OF PERIOD	$6,517	$27,692	$38,344	$—	$72,553

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

NOTE 22 – SUBSEQUENT EVENTS

On November 16, 2016, Griffon declared a $0.06 per share dividend payable on December 22, 2016 to shareholders of record as of December 5, 2016. Griffon currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors, at its discretion, based on various factors, and no assurance can be provided as to the payment of future dividends.

*****

SCHEDULE II

GRIFFON CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended September 30, 2016, 2015 and 2014
(in thousands)

Description	Balance at Beginning of Year	Recorded to Cost and Expense	Accounts Written Off, net	Other	Balance at End of Year
FOR THE YEAR ENDED SEPTEMBER 30, 2016
Allowance for Doubtful Accounts
Bad debts	$2,640	$347	(783)	$45	$2,249
Sales returns and allowances	2,702	2,821	(1,369)	22	4,176
	$5,342	$3,168	$(2,152)	$67	$6,425

Inventory valuation	$14,634	$12,425	$(9,007)	$391	$18,443

Deferred tax valuation allowance	$10,462	$2,370	$—	$—	$12,832

FOR THE YEAR ENDED SEPTEMBER 30, 2015
Allowance for Doubtful Accounts
Bad debts	$3,627	$76	$(934)	$(129)	$2,640
Sales returns and allowances	3,709	1,313	(2,205)	(115)	2,702
	$7,336	$1,389	$(3,139)	$(244)	$5,342

Inventory valuation	$16,613	$6,476	$(7,603)	$(852)	$14,634

Deferred tax valuation allowance	$15,649	$(5,187)	$—	$—	$10,462

FOR THE YEAR ENDED SEPTEMBER 30, 2014
Allowance for Doubtful Accounts
Bad debts	$4,080	$359	$(784)	$(28)	$3,627
Sales returns and allowances	2,056	3,655	(1,985)	(17)	3,709
	$6,136	$4,014	$(2,769)	$(45)	$7,336

Inventory valuation	$15,728	$13,613	$(12,627)	$(101)	$16,613

Deferred tax valuation allowance	$13,421	$2,228	$—	$—	$15,649

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

Management’s Report on Internal Control over Financial Reporting

Griffon’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Griffon’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Griffon’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of Griffon’s internal control over financial reporting using the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management, under the supervision and with the participation of Griffon’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of Griffon’s internal control over financial reporting as of September 30, 2016 and concluded that it is effective.

Griffon’s independent registered public accounting firm, Grant Thornton LLP, has audited the effectiveness of Griffon’s internal control over financial reporting as of September 30, 2016, and has expressed an unqualified opinion in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Controls

There were no changes in Griffon’s internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the fourth quarter of the year ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Item 9B. Other Information
None.

PART III

The information required by Part III: Item 10, Directors, and Executive Officers and Corporate Governance; Item 11, Executive Compensation; Item 13, Certain Relationships and Related Transactions and Director Independence; and Item 14, Principal Accountant Fees and Services is included in and incorporated by reference to Griffon’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in January, 2017, to be filed with the Securities and Exchange Commission within 120 days following the end of Griffon’s year ended September 30, 2016. Information relating to the executive officers of the Registrant appears under Item 1 of this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 is included in and incorporated by reference to Griffon’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in January, 2017.

The following sets forth information relating to Griffon’s equity compensation plans as of September 30, 2016:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	356,000	$19.91	1,922,661

Equity compensation plans not approved by security holders	—	$—	—

(1)
Excludes restricted shares and restricted stock units issued in connection with Griffon’s equity compensation plans. The total reflected in Column (c) includes shares available for grant as any type of equity award under the Incentive Plan.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements – Covered by Report of Independent Registered Public Accounting Firm
	(A)	Consolidated Balance Sheets at September 30, 2016 and 2015
	(B)	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Fiscal Years Ended September 30, 2016, 2015 and 2014
	(C)	Consolidated Statements of Cash Flows for the Fiscal Years Ended September 30, 2016, 2015 and 2014
	(D)	Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended September 30, 2016, 2015 and 2014
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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Griffon has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of November 2016.

Griffon Corporation
By:	/s/ Ronald J. Kramer
Ronald J. Kramer,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 17, 2016 by the following persons on behalf of the Registrant in the capacities indicated:

/s/ Harvey R. Blau	Chairman of the Board
Harvey R. Blau
/s/ Ronald J. Kramer	Chief Executive Officer
Ronald J. Kramer	(Principal Executive Officer)
/s/ Brian G. Harris	Senior Vice President and Chief Financial Officer
Brian G. Harris	(Principal Financial Officer)
/s/ W. Christopher Durborow	Vice President, Controller and Chief Accounting Officer
W. Christopher Durborow	(Principal Accounting Officer)

/s/ Henry A. Alpert	Director
Henry A. Alpert
/s/ Thomas Brosig	Director
Thomas Brosig
/s/ Blaine V. Fogg	Director
Blaine V. Fogg
/s/ Louis J. Grabowsky	Director
Louis J. Grabowsky
/s/ Bradley J. Gross	Director
Bradley J. Gross
/s/ Robert G. Harrison	Director
Robert G. Harrison
/s/ Donald J. Kutyna	Director
Donald J. Kutyna
/s/ Victor Eugene Renuart	Director
Victor Eugene Renuart
/s/ Kevin F. Sullivan	Director
Kevin F. Sullivan
/s/ William H. Waldorf	Director
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

4.3
Indenture, dated as of February 27, 2014, among Griffon Corporation, the Guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee (Exhibit 4.1 to Current Report on Form 8-K dated February 27, 2014 (Commission File No. 1-06620)).

4.4
Registration Rights Agreement, dated as of February 27, 2014, by and among Griffon Corporation, the Guarantors party thereto and Deutsche Bank Securities Inc., as the Representative of the several Initial Purchasers (Exhibit 4.2 to Current Report on Form 8-K dated February 27, 2014 (Commission File No. 1-06620)).

4.5
Registration Rights Agreement, dated as of May 18, 2016, by and among Griffon Corporation, the Guarantors party thereto and Deutsche Bank Securities Inc., as the Initial Purchaser (Exhibit 4.1 to Current Report on Form 8-K dated May 18, 2016 (Commission File No. 1-06620)).

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

10.5**	Non-Qualified Stock Option Agreement (Exhibit 4.1 of Form S-8 Registration Statement No. 333-131737).
10.6**	Griffon Corporation 2006 Equity Incentive Plan, as amended (Exhibit 10.1 of Quarterly Report on Form 10-Q for the period ended December 31, 2008 (Commission File No. 1-06620)).
10.7**	Amendment No. 2 to Employment Agreement, dated July 18, 2006 between the Registrant and Harvey R. Blau (Exhibit 10.1 to Current Report on Form 8-K filed July 21, 2006 (Commission File No. 1-06620)).
10.8**	Supplemental Executive Retirement Plan as amended through July 18, 2006 (Exhibit 10.3 to Current Report on Form 8-K filed July 21, 2006 (Commission File No. 1-06620)).
10.9**	Form of Restricted Stock Award Agreement under the Griffon Corporation 2006 Equity Incentive Plan (Exhibit 10.3 to Current Report on Form 8-K/A filed July 31, 2006 (Commission File No. 1-06620)).
10.10**
Amendment No. 3 to Employment Agreement, dated August 3, 2007, between the Registrant and Harvey R. Blau (Exhibit 10.1 to Current Report on Form 8-K filed August 6, 2007 (Commission File No. 1-06620)).

10.11**
Amendment No. 1 to the Amended and Restated Supplemental Executive Retirement Plan dated August 3, 2007 (Exhibit 10.3 to the Current Report on Form 8-K filed August 6, 2007 (Commission File No. 1-06620)).

10.12**	Employment Agreement, dated March 16, 2008, between the Registrant and Ronald J. Kramer. (Exhibit 10.1 to the Current Report on Form 8-K filed March 20, 2008 (Commission File No. 1-06620)).

Exhibit No.
10.13	Investment Agreement, dated August 7, 2008, between Griffon Corporation and GS Direct, L.L.C. (Exhibit 10.1 to the Current Report on Form 8-K filed August 13, 2008 (Commission File No. 1-06620)).
10.14**	Offer Letter Agreement, dated April 27, 2010 between the Company and Seth L. Kaplan (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (Commission File No. 1-06620)).
10.15**	Severance Agreement, dated April 27, 2010 between the Company and Seth L. Kaplan (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (Commission File No. 1-06620)).
10.16**
Letter Agreement, dated February 3, 2011, between Griffon Corporation and Harvey R. Blau (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (Commission File No. 1-06620)).

10.17**	Griffon Corporation 2011 Equity Incentive Plan (Exhibit 99.1 to the Current Report on Form 8-K filed February 9, 2011 (Commission File No. 1-06620)).
10.18**	Griffon Corporation 2011 Equity Incentive Plan, amended as of January 30, 2013 (Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-06620)).
10.19**
Form of Award Agreement for Restricted Share Award under Griffon Corporation 2011 Equity Incentive Plan (Exhibit 99.2 to the Current Report on Form 8-K filed February 9, 2011 (Commission File No. 1-06620)).

10.20**	Griffon Corporation 2011 Performance Bonus Plan (Exhibit 99.3 to the Current Report on Form 8-K filed February 9, 2011 (Commission File No. 1-06620)).
10.21**
Amendment No.1 to Employment Agreement made as of February 3, 2011 by and between Griffon Corporation and Ronald J. Kramer (Exhibit 99.4 to the Current Report on Form 8-K filed February 9, 2011 (Commission File No. 1-06620)).

10.22
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

10.23
Guarantee and Collateral Agreement, dated as of March 18, 2011, by Griffon Corporation and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 99.3 to the Current Report on Form 8-K filed March 18, 2011 (Commission File No. 1-06620)).

10.24
Amendment, dated as of March 28, 2013, to Guarantee and Collateral Agreement, dated as of March 18, 2011, by Griffon Corporation and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 99.2 to the Current Report on Form 8-K filed April 1, 2013 (Commission File No. 1-06620)).

10.25**
Employment Agreement, dated December 7, 2012, by and between Griffon Corporation and Robert F. Mehmel (Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 (Commission File No. 1-06620)).

10.26**
Restricted Share Award letter made as of December 10, 2012, by and between Griffon Corporation and Robert F. Mehmel (Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 (Commission File No. 1-06620)).

10.27**
Griffon Corporation 2011 Equity Incentive Plan, as amended and restated through January 30, 2014 (Exhibit A to the Registrant’s Proxy Statement relating to the 2014 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on December 20, 2013 (Commission File No. 1-06620)).

10.28**
Amendment No. 2 to Employment Agreement made as of December 12, 2013 by and between Griffon Corporation and Ronald J. Kramer (Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 (Commission File No. 1-06620))

10.29
Purchase Agreement, dated as of February 12, 2014, by and among Griffon Corporation, the Guarantors named therein and Deutsche Bank Securities Inc., as Representative of the several Initial Purchasers named therein (Exhibit 99.1 to Current Report on Form 8-K dated February 12, 2014 (Commission File No. 1-06620))

10.30**
Griffon Corporation Director Compensation Program, amended and restated as of January 29, 2015 (Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (Commission File No. 1-06620)).

10.31
Purchase Agreement, dated as of November 13, 2013, by and between G.S. Direct, L.L.C. and Griffon Corporation (Exhibit 10.43 to the Annual Report on form 10-K for the year ended September 30, 2014 (Commission File No. 1-06620)).

10.32
Letter agreement, dated November 12, 2014, by and between G.S. Direct, L.L.C and Griffon Corporation, amending that certain Purchase Agreement, dated as of November 13, 2013, by and between G.S. Direct, L.L.C. and Griffon Corporation. (Exhibit 10.44 to the Annual Report on form 10-K for the year ended September 30, 2014 (Commission File No. 1-06620)).

Exhibit No.
10.33**
Letter Agreement, dated January 28, 2015, between Griffon Corporation and Harvey R. Blau (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (Commission File No. 1-06620)).

10.34**	Offer Letter, dated June 1, 2015 between the Company and Brian G. Harris (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (Commission File No. 1-06620)).
10.35**	Severance Agreement, dated July 30, 2015 between the Company and Brian G. Harris (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (Commission File No. 1-06620)).
10.36**
Transition and Consulting Services Agreement between Griffon Corporation and Douglas J. Wetmore, dated June 1, 2015 (Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (Commission File No. 1-06620)).

10.37*
Letter agreement, dated November 12, 2015, by and between G.S. Direct, L.L.C and Griffon Corporation, amending that certain Purchase Agreement, dated as of November 13, 2013, by and between G.S. Direct, L.L.C. and Griffon Corporation as amended by the letter agreement dated November 12, 2014 (Exhibit 10.42 to Annual Report on Form 10-K for the year ended September 30, 2015 (Commission File No. 1-06620)).

10.38*
Letter agreement, dated November 16, 2016, by and between G.S. Direct, L.L.C and Griffon Corporation, amending that certain Purchase Agreement, dated as of November 13, 2013, by and between G.S. Direct, L.L.C. and Griffon Corporation as amended by the letter agreement dated November 12, 2014 and as further amended by the letter agreement dated November 12, 2015.

10.39**
Griffon Corporation 2016 Equity Incentive Plan (Exhibit A to the Registrant’s Proxy Statement relating to the 2016 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on December 17, 2015 (Commission File No. 1-06620)).

10.40**
Griffon Corporation 2016 Performance Bonus Plan (Exhibit B to the Registrant’s Proxy Statement relating to the 2016 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on December 17, 2015 (Commission File No. 1-06620)).

10.41
Purchase Agreement, dated as of May 13, 2016, by and among Griffon Corporation, the Guarantors named therein and Deutsche Bank Securities Inc., as the Initial Purchaser (Exhibit 99.1 to Current Report on Form 8-K dated May 13, 2016 (Commission File No. 1-06620)).

10.42
Third Amended and Restated Credit Agreement, dated as of March 22, 2016, among Griffon Corporation, a Delaware corporation, the several banks and other financial institutions or entities from time to time party thereto, Deutsche Bank Securities Inc. and Wells Fargo Bank, National Association, as co-syndication agents, Bank of America, N.A., Capital One, N.A. and Citizens Bank, National Association, as co-documentation agents and JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 99.1 to Current Report on Form 8-K dated March 22, 2016 (Commission File No. 1-06620)).

14.1	Code of Business Conduct and Ethics (Exhibit 14.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (Commission File No. 1-06620)).
21	Subsidiaries of the Registrant (Exhibit 21 to the Annual Report on Form 10-K for the year ended September 30, 2014 (Commission File No. 1-06620)).
23*	Consent of Grant Thornton LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 USC Section 1350.

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Document***

101.DEF	XBRL Taxonomy Extension Definitions Document***

101.LAB	XBRL Taxonomy Extension Labels Document***

101.PRE	XBRL Taxonomy Extension Presentation Document***

_______________________
*	Filed herewith. All other exhibits are incorporated herein by reference to the exhibit indicated in the parenthetical references.
**	Indicates a management contract or compensatory plan or arrangement.
***	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”