Form 10-Q
period 2016-12-31
GRIFFON CORP
filed 2017-01-31
CIK 50725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended December 31, 2016

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

The number of shares of common stock outstanding at January 31, 2017 was 47,266,068.

Griffon Corporation and Subsidiaries

Part I – Financial Information
Item 1 – Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited)
	December 31, 2016	September 30, 2016
CURRENT ASSETS
Cash and equivalents	$52,269	$72,553
Accounts receivable, net of allowances of $6,677 and $6,452	228,025	233,751
Contract costs and recognized income not yet billed, net of progress payments of $7,145 and $8,001	108,572	126,961
Inventories, net	323,192	308,869
Prepaid and other current assets	41,410	38,605
Assets of discontinued operations	218	219
Total Current Assets	753,686	780,958
PROPERTY, PLANT AND EQUIPMENT, net	400,151	405,404
GOODWILL	357,507	361,185
INTANGIBLE ASSETS, net	210,251	210,599
OTHER ASSETS	21,634	21,982
ASSETS OF DISCONTINUED OPERATIONS	1,960	1,968
Total Assets	$1,745,189	$1,782,096

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$26,347	$22,644
Accounts payable	161,140	190,341
Accrued liabilities	95,594	103,594
Liabilities of discontinued operations	1,498	1,684
Total Current Liabilities	284,579	318,263
LONG-TERM DEBT, net	938,673	913,914
OTHER LIABILITIES	130,818	137,266
LIABILITIES OF DISCONTINUED OPERATIONS	2,098	1,706
Total Liabilities	1,356,168	1,371,149
COMMITMENTS AND CONTINGENCIES - See Note 19
SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	389,021	410,947
Total Liabilities and Shareholders’ Equity	$1,745,189	$1,782,096

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION
(in thousands)	SHARES	PAR VALUE			SHARES	COST			Total
Balance at September 30, 2016	79,966	$19,992	$529,980	$475,760	34,797	$(501,866)	$(81,241)	$(31,678)	$410,947
Net income	—	—	—	12,264	—	—	—	—	12,264
Dividend	—	—	—	(2,499)	—	—	—	—	(2,499)
Tax effect from exercise/vesting of equity awards, net	—	—	(97)	—	555	(12,872)	—	—	(12,969)
Amortization of deferred compensation	—	—	—	—	—	—	—	893	893
Common stock issued	2	—	7	—	—	—	—	—	7
Common stock acquired	—	—	—	—	129	(2,201)	—	—	(2,201)
Equity awards granted, net	293	73	(73)	—	—	—	—	—	—
ESOP purchase of common stock	—	—	—	—	—	—	—	(9,213)	(9,213)
ESOP allocation of common stock	—	—	652	—	—	—	—	—	652
Stock-based compensation	—	—	2,452	—	—	—	—	—	2,452
Other comprehensive income, net of tax	—	—	—	—	—	—	(11,312)	—	(11,312)
Balance at December 31, 2016	80,261	$20,065	$532,921	$485,525	35,481	$(516,939)	$(92,553)	$(39,998)	$389,021

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,
	2016	2015
Revenue	$467,100	$494,149
Cost of goods and services	350,972	378,044
Gross profit	116,128	116,105
Selling, general and administrative expenses	89,743	91,299
Income from operations	26,385	24,806
Other income (expense)
Interest expense	(13,373)	(12,023)
Interest income	6	11
Other, net	(42)	555
Total other expense, net	(13,409)	(11,457)
Income before taxes	12,976	13,349
Provision for income taxes	712	2,561
Net income	$12,264	$10,788
Basic income per common share	$0.31	$0.26
Weighted-average shares outstanding	39,336	41,968
Diluted income per common share	$0.29	$0.24
Weighted-average shares outstanding	42,312	45,384
Dividends paid per common share	$0.06	$0.05
Net income	$12,264	$10,788
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(13,479)	(3,349)
Pension and other post retirement plans	544	386
Change in cash flow hedges	1,623	(1,015)
Total other comprehensive income (loss), net of taxes	(11,312)	(3,978)
Comprehensive income (loss), net	$952	$6,810

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,264	$10,788
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	18,394	17,084
Stock-based compensation	2,452	3,066
Provision for losses on accounts receivable	118	(24)
Amortization of debt discounts and issuance costs	1,915	1,671
Deferred income taxes	(196)	2,763
Gain on sale of assets and investments	(103)	(77)
Change in assets and liabilities, net of assets and liabilities acquired:
(Increase) decrease in accounts receivable and contract costs and recognized income not yet billed	21,459	(6,106)
Increase in inventories	(16,253)	(9,080)
(Increase) decrease in prepaid and other assets	(2,637)	316
Decrease in accounts payable, accrued liabilities and income taxes payable	(31,475)	(38,324)
Other changes, net	1,616	519
Net cash provided by (used in) operating activities	7,554	(17,404)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(22,478)	(25,018)
Acquired businesses, net of cash acquired	(6,051)	—
Investment in unconsolidated joint venture	—	(2,726)
Proceeds from sale of assets	118	484
Investment sales	—	715
Net cash used in investing activities	(28,411)	(26,545)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(2,499)	(2,281)
Purchase of shares for treasury	(15,073)	(10,910)
Proceeds from long-term debt	39,056	79,874
Payments of long-term debt	(8,827)	(24,126)
Change in short-term borrowings	(702)	(147)
Financing costs	(172)	—
Purchase of ESOP shares	(9,213)	—
Other, net	(349)	203
Net cash provided by financing activities	2,221	42,613
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities	(430)	(387)
Net cash used in discontinued operations	(430)	(387)
Effect of exchange rate changes on cash and equivalents	(1,218)	(310)
NET DECREASE IN CASH AND EQUIVALENTS	(20,284)	(2,033)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	72,553	52,001
CASH AND EQUIVALENTS AT END OF PERIOD	$52,269	$49,968
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

Griffon currently conducts its operations through three reportable segments:

•	Home & Building Products (“HBP”) consists of two companies, The AMES Companies, Inc. (“AMES”) and Clopay Building Products Company, Inc. (“CBP”):

-	AMES, founded in 1774, is the leading U.S. manufacturer and a global provider of long-handled tools and landscaping products for homeowners and professionals.

-	CBP, since 1964, is a leading manufacturer and marketer of residential and commercial garage doors and sells to professional dealers and some of the largest home center retail chains in North America.

•
Telephonics Corporation ("Telephonics"), founded in 1933, is recognized globally as a leading provider of highly sophisticated intelligence, surveillance and communications solutions for defense, aerospace and commercial customers.

•
Clopay Plastic Products Company, Inc. ("PPC") , incorporated in 1934, is a global leader in the development and production of embossed, laminated and printed specialty plastic films for hygienic, health-care and industrial products and sells to some of the world's largest consumer products companies.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements. As such, they should be read with reference to Griffon’s Annual Report on Form 10-K for the year ended September 30, 2016, which provides a more complete explanation of Griffon’s accounting policies, financial position, operating results, business properties and other matters. In the opinion of management, these financial statements reflect all adjustments considered necessary for a fair statement of interim results. Griffon’s HBP operations are seasonal; for this and other reasons, the financial results of the Company for any interim period are not necessarily indicative of the results for the full year.

The condensed consolidated balance sheet information at September 30, 2016 was derived from the audited financial statements included in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2016.

The condensed consolidated financial statements include the accounts of Griffon and all subsidiaries. Intercompany accounts and transactions have been eliminated on consolidation.

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

The fair values of Griffon’s 2022 senior notes approximated $730,438 on December 31, 2016. Fair values were based upon quoted market prices (level 1 inputs).

On January 17, 2017, Griffon's 4% convertible subordinated notes settled for a total of $173,855. The total settlement value for the convertible notes was based on the sum of the daily Volume Weighted Average Price multiplied by the conversion rate over a 40-day observation period (level 1 inputs).  The settlement value was split between $125,000 in cash and 1,954,993 shares of common stock.

Insurance contracts with values of $3,347 at December 31, 2016 are measured and recorded at fair value based upon quoted prices in active markets for similar assets (level 2 inputs) and are included in Prepaid and other current assets on the Consolidated Balance Sheets.

Items Measured at Fair Value on a Recurring Basis

At December 31, 2016, trading securities, measured at fair value based on quoted prices in active markets for similar assets (level 2 inputs), with a fair value of $1,375 ($1,000 cost basis), were included in Prepaid and other current assets on the Consolidated Balance Sheets. During the first quarter of 2016, the Company settled trading securities with proceeds totaling $715 and recognized a loss of $13 in Other income (expense). Realized and unrealized gains and losses on trading securities are included in Other income in the Consolidated Statements of Operations and Comprehensive Income (Loss).

In the normal course of business, Griffon’s operations are exposed to the effects of changes in foreign currency exchange rates. To manage these risks, Griffon may enter into various derivative contracts such as foreign currency exchange contracts, including forwards and options. During 2017, Griffon entered into several such contracts in order to lock into a foreign currency rate for planned settlements of trade and inter-company liabilities payable in US dollars.

At December 31, 2016, Griffon had $16,500 of Australian dollar contracts at a weighted average rate of $1.39, which qualified for hedge accounting. These hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in Accumulated other comprehensive income (loss) ("AOCI") and Prepaid and other current assets, or Accrued liabilities, until settlement. Upon settlement, gains and losses are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Cost of goods and services ("COGS"). AOCI included deferred gains of $974 ($619, net of tax) at December 31, 2016 and losses of $649 were recorded in COGS during the quarter ended December 31, 2016 for all settled contracts. All contracts expire in 30 to 180 days.

At December 31, 2016, Griffon had $4,655 of Canadian dollar contracts at a weighted average rate of $1.34. The contracts, which protect Canada operations from currency fluctuations for U.S. dollar based purchases, do not qualify for hedge accounting. For the quarter ended December 31, 2016, a fair value gain of $111 was recorded to Other liabilities and to Other income for the outstanding contracts, based on similar contract values (level 2 inputs). Realized losses of $41 were recorded in Other income during the quarter ended December 31, 2016 for all settled contracts. All contracts expire in 30 to 180 days.

NOTE 3 – ACQUISITIONS AND INVESTMENTS

On December 30, 2016, AMES Australia acquired Hills Home Living ("Hills") for approximately $6,051 (AUD 8,400). The preliminary allocation of the purchase price consists of $1,500 of inventory and $4,551 of intangible assets including trademarks, intellectual property and customer relationships. Hills, founded in 1946, is a market leader in the supply of clothesline, laundry and garden products. The Hills acquisition adds to AMES' existing broad category of products and enhances our lawn and garden product offerings in Australia.

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

NOTE 4 – INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out or average) or market.

The following table details the components of inventory:

	At December 31, 2016	At September 30, 2016
Raw materials and supplies	$79,260	$81,345
Work in process	89,764	75,852
Finished goods	154,168	151,672
Total	$323,192	$308,869

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

The following table details the components of property, plant and equipment, net:

	At December 31, 2016	At September 30, 2016
Land, building and building improvements	$140,441	$138,204
Machinery and equipment	798,766	804,280
Leasehold improvements	53,389	51,015
	992,596	993,499
Accumulated depreciation and amortization	(592,445)	(588,095)
Total	$400,151	$405,404
Depreciation and amortization expense for property, plant and equipment was $16,533 and $15,209 for the quarters ended December 31, 2016 and 2015, respectively. Depreciation included in SG&A expenses was $3,513 and $3,157 for the quarters ended December 31, 2016 and 2015, respectively. Remaining components of depreciation, attributable to manufacturing operations, are included in Cost of goods and services.

No event or indicator of impairment occurred during the quarter ended December 31, 2016, which would require additional impairment testing of property, plant and equipment.

NOTE 6 – GOODWILL AND OTHER INTANGIBLES

The following table provides changes in the carrying value of goodwill by segment during the three months ended December 31, 2016:

	At September 30, 2016	Other adjustments including currency translations	At December 31, 2016
Home & Building Products	$287,617	$(1,269)	$286,348
Telephonics	18,545	—	18,545
PPC	55,023	(2,409)	52,614
Total	$361,185	$(3,678)	$357,507

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	At December 31, 2016			At September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$167,198	$47,740	25	$170,652	$47,217
Unpatented technology	5,927	4,095	12.5	6,073	4,060
Total amortizable intangible assets	173,125	51,835		176,725	51,277
Trademarks	88,961	—		85,151	—
Total intangible assets	$262,086	$51,835		$261,876	$51,277

Amortization expense for intangible assets was $1,861 and $1,875 for the quarters ended December 31, 2016 and 2015, respectively.

No event or indicator of impairment occurred during the quarter ended December 31, 2016 which would require impairment testing of long-lived intangible assets including goodwill.

NOTE 7 – INCOME TAXES

The Company reported pretax income, and recognized a tax provision of 5.5% for the quarter ended December 31, 2016 compared to 19.2% in the prior year period.

The December 31, 2016 and 2015 tax rates included net benefits of $4,263 and $2,591, respectively, primarily related to discrete benefits for the adoption of recent Financial Accounting Standards Board ("FASB") guidance which requires the company to recognize excess tax benefits from the vesting of equity awards within income tax expense. Excluding these benefits, the effective tax rates for the quarters ended December 31, 2016 and 2015 were 38.3% and 38.6%, respectively.

Griffon's Income tax provision for the quarter ended December 31, 2015 included a $2,193 benefit from the adoption of the FASB accounting guidance which requires excess tax benefits from vesting of equity awards to be recognized within income tax expense. Under this guidance all excess tax benefits (“windfalls”) and deficiencies (“shortfalls”) related to employee stock compensation are recognized within income tax expense. Under prior guidance windfalls were recognized to Additional Paid In Capital and shortfalls were only recognized to the extent they exceeded the pool of windfall tax benefits.

NOTE 8 – LONG-TERM DEBT

		At December 31, 2016					At September 30, 2016
		Outstanding Balance	Original Issuer Discount	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate (1)	Outstanding Balance	Original Issuer Discount	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate (1)
Senior notes due 2022	(a)	$725,000	$(1,379)	$(9,509)	$714,112	5.25%	725,000	$(1,447)	$(9,799)	$713,754	5.25%
Revolver due 2021	(b)	23,000	—	(2,260)	20,740	n/a	—	—	(2,425)	(2,425)	n/a
Convert. debt due 2017	(c)	100,000	(190)	(37)	99,773	4.00%	100,000	(1,248)	(148)	98,604	4.00%
Real estate mortgages	(d)	37,190	—	(525)	36,665	n/a	37,861	—	(595)	37,266	n/a
ESOP Loans	(e)	42,945	—	(301)	42,644	n/a	34,387	—	(237)	34,150	n/a
Capital lease - real estate	(f)	6,169	—	(124)	6,045	5.00%	6,447	—	(131)	6,316	5.00%
Non U.S. lines of credit	(g)	11,910	—	(32)	11,878	n/a	11,462	—	(1)	11,461	n/a
Non U.S. term loans	(g)	29,676	—	(262)	29,414	n/a	33,669	—	(247)	33,422	n/a
Other long term debt	(h)	3,772	—	(23)	3,749	n/a	4,030	—	(20)	4,010	n/a
Totals		979,662	(1,569)	(13,073)	965,020		952,856	(2,695)	(13,603)	936,558
less: Current portion		(26,347)	—	—	(26,347)		(22,644)	—	—	(22,644)
Long-term debt		$953,315	$(1,569)	$(13,073)	$938,673		$930,212	$(2,695)	$(13,603)	$913,914
 (1) n/a = not applicable

		Three Months Ended December 31, 2016					Three Months Ended December 31, 2015
		Effective Interest Rate (1)	Cash Interest	Amort. Debt Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate (1)	Cash Interest	Amort. Debt Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2022	(a)	5.5%	9,516	67	473	10,056	5.4%	7,875	—	322	8,197
Revolver due 2021	(b)	n/a	325	—	132	457	n/a	571	—	115	686
Convert. debt due 2017	(c)	9.1%	1,000	1,058	111	2,169	9.0%	1,000	1,048	111	2,159
Real estate mortgages	(d)	2.3%	187	—	2	189	3.3%	151	—	12	163
ESOP Loans	(e)	3.3%	364	—	27	391	3.0%	256	—	18	274
Capital lease - real estate	(f)	5.4%	80	—	6	86	5.4%	93	—	6	99
Non U.S. lines of credit	(g)	n/a	135	—	3	138	n/a	259	—	24	283
Non U.S. term loans	(g)	n/a	304	—	34	338	n/a	284	—	13	297
Other long term debt	(h)	n/a	74	—	2	76	n/a	19	—	—	19
Capitalized interest			(527)	—	—	(527)		(156)	—	2	(154)
Totals			$11,458	$1,125	$790	$13,373		$10,352	$1,048	$623	$12,023
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

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On July 20, 2016 and June 18, 2014, Griffon exchanged all of the $125,000 and $600,000 Senior Notes, respectively, for substantially identical Senior Notes registered under the Securities Act of 1933 via an exchange offer. The fair value of the Senior Notes approximated $730,438 on December 31, 2016 based upon quoted market prices (level 1 inputs). In connection with the issuance and exchange of the $125,000 senior notes, Griffon capitalized $3,016 of underwriting fees and other expenses, which will amortize over the term of such notes; Griffon capitalized $10,313 in connection with the previously issued $600,000 senior notes.

(b)
On March 22, 2016, Griffon amended the Credit Agreement to increase the credit facility from $250,000 to $350,000, extend its maturity date from March 13, 2020 to March 22, 2021 and modify certain other provisions of the facility. The facility includes a letter sub-facility with a limit of $50,000 and a multi-currency sub-facility of $50,000. The Credit Agreement provides for same day borrowings of base rate loans. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility or the occurrence of an event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, in each case without a floor, plus an applicable margin, which adjusts based on financial performance. Current margins are 1.25% for base rate loans and 2.25% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries (except that a lien on the assets of Griffon's material domestic subsidiaries securing a limited amount of the debt under the credit agreement relating to Griffon's Employee Stock Ownership Plan ("ESOP") ranks pari passu with the lien granted on such assets under the Credit Agreement; see footnote (e) below). At December 31, 2016, there were $23,000 in outstanding borrowings and standby letters of credit were $16,029 under the Credit Agreement; $310,971 was available, subject to certain loan covenants, for borrowing at that date.

(c)
On December 21, 2009, Griffon issued $100,000 principal amount of 4% convertible subordinated notes due 2017 (the “2017 Notes”). As of December 31, 2016, the conversion rate of the 2017 Notes was 70.7738 shares of Griffon’s common stock per $1 principal amount of notes, corresponding to a conversion price of $14.13 per share. Under the terms of the 2017 Notes, Griffon had the right to settle the conversion of the 2017 Notes in cash, stock or a combination of cash and stock. On July 14, 2016, Griffon announced that it would settle, upon conversion, up to $125,000 of the conversion value of the 2017 Notes in cash, with amounts in excess of $125,000, if any, to be settled in shares of Griffon common stock. At both December 31, 2016 and 2015, the 2017 Notes had a capital in excess of par component, net of tax, of $15,720. On January 17, 2017, Griffon settled the convertible debt for $173,855, which consisted of $125,000 in cash, utilizing the Revolving Credit Facility, and 1,954,993 shares of common stock.

(d)
In September 2015 and March 2016, Griffon entered into mortgage loans in the amounts of $32,280 and $8,000, respectively. The mortgage loans are secured by four properties occupied by Griffon's subsidiaries. The loans mature in September 2025 and April 2018, respectively, are collateralized by the specific properties financed and are guaranteed by Griffon. The loans bear interest at a rate of LIBOR plus 1.50%. At December 31, 2016, $36,665 was outstanding, net of issuance costs.

(e)
In August 2016, Griffon’s ESOP entered into an agreement that refinanced the existing ESOP loan into a new Term Loan in the amount of $35,092 (the "Agreement"). The Agreement also provided for a Line Note with $10,908 available to purchase shares of Griffon common stock in the open market. The availability period for the Line Note runs through August 2017 at which point the outstanding balance under the Line Note will be combined with the Term Loan. The Term Loan and Line Note bear interest at LIBOR plus 2.50%. The Term Loan requires quarterly principal payments of $655 through September 30, 2017 and $569 thereafter, with a balloon payment due at maturity on March 22, 2020. During the quarter, Griffon purchased 548,912 shares of common stock, for a total of $9,213 or $16.78 per share, with proceeds from the Line Notes. The remaining amount available under the Line Note is $1,695. As of December 31, 2016, $42,644, net of issuance costs, was outstanding under the Term Loan and Line Note. The Term Loan is secured by shares purchased with the proceeds of the loan and with a lien on a specific amount of Griffon assets (which lien ranks pari passu with the lien granted on such assets under the Credit Agreement) and is guaranteed by Griffon.

(f)
In October 2006, CBP entered into a capital lease totaling $14,290 for real estate in Troy, Ohio. The lease matures in 2022, bears interest at a fixed rate of 5.0%, is secured by a mortgage on the real estate and is guaranteed by Griffon. At December 31, 2016, $6,045 was outstanding, net of issuance costs.

(g)
In September 2015, Clopay Europe GmbH (“Clopay Europe”) entered into a EUR 5,000 ($5,227 as of December 31, 2016) revolving credit facility and EUR 15,000 term loan. The term loan is payable in twelve quarterly installments of EUR 1,250, bears interest at a fixed rate of 2.5% and matures in September 2018. The revolving facility matures in September 2017, but is renewable upon mutual agreement with the bank. The revolving credit facility accrues interest at EURIBOR plus 1.75% per annum (1.75% at December 31, 2016). The revolver and the term loan are both secured by substantially all of the assets of Clopay Europe and its subsidiaries. Griffon guarantees the revolving facility and term loan. The term loan had an outstanding balance of EUR 8,750 ($9,147 at December 31, 2016) and the revolver had no outstanding borrowings at December 31, 2016. Clopay Europe is required to maintain a certain minimum equity to assets ratio and is subject to a maximum debt leverage ratio (defined as the ratio of total debt to EBITDA).

Clopay do Brazil maintains a line of credit of R$7,000 ($2,148 as of December 31, 2016). Interest on borrowings accrues at various fixed rates which averaged about 17.4% as of December 31, 2016. At December 31, 2016 there was approximately R$4,778 ($1,466 as of December 31, 2016) borrowed under the line. PPC guarantees the loans and the line.
In November 2012, Garant G.P. (“Garant”) entered into a CAD $15,000 ($11,088 as of December 31, 2016) revolving credit facility.  The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (2.30% LIBOR USD and 2.19% Bankers Acceptance Rate CDN as of December 31, 2016). The revolving facility matures in October 2019. Garant is required to maintain a certain minimum equity.  At December 31, 2016, there were no borrowings under the revolving credit facility.

In July 2016, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries entered into an AUD 30,000 term loan and an AUD 10,000 revolver. The term loan refinanced two existing term loans and the revolver replaced two existing lines. In December 2016, the amount available under the revolver was increased from AUD 10,000 to AUD 20,000. The term loan requires quarterly principal payments of AUD 750 plus interest, with a balloon payment of AUD 21,000 due upon maturity in June 2019, and accrues interest at Bank Bill Swap Bid Rate “BBSY” plus 2.25% per annum (4.12% at December 31, 2016). The term loan had an outstanding balance of AUD 28,500 ($20,529 as of December 31, 2016 ). The revolving facility matures in November 2017 but is renewable upon mutual agreement with the bank, and accrues interest at BBSY plus 2.0% per annum (3.68% at December 31, 2016). The revolver had an outstanding balance of AUD 14,500 ($10,444 as of December 31, 2016). The revolver and the term loan are both secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon guarantees the term loan. Griffon Australia is required to maintain a certain minimum equity level and is subject to a maximum leverage ratio and a minimum fixed charges cover ratio.

(h)	Other long-term debt consists primarily of a loan with the Pennsylvania Industrial Development Authority, with the balance consisting of capital leases.
At December 31, 2016, Griffon and its subsidiaries were in compliance with the terms and covenants of all credit and loan agreements.

NOTE 9 — SHAREHOLDERS’ EQUITY

During the first quarter of 2017, the Company paid a quarterly cash dividend of $0.06 per share. During 2016, the Company paid quarterly cash dividends of $0.05 per share, totaling $0.20 per share for the year. Dividends paid on allocated shares in the ESOP were used to pay down the ESOP loan and recorded as a reduction of debt service payments and compensation expense. A dividend payable was established for the holders of restricted shares; such dividends will be released upon vesting of the underlying restricted shares.

On January 31, 2017 the Board of Directors declared a quarterly cash dividend of $0.06 per share, payable on March 22, 2017 to shareholders of record as of the close of business on February 23, 2017.

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

On January 29, 2016, shareholders approved the Griffon Corporation 2016 Equity Incentive Plan ("Incentive Plan") under which awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, restricted stock units, deferred shares and other stock-based awards may be granted. Options granted under the Incentive Plan may be either “incentive stock options” or nonqualified stock options, generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The maximum number of shares of common stock available for award under the Incentive Plan is 2,350,000 (600,000 of which may be issued as incentive stock options), plus (i) any shares reserved for issuance under the 2011 Equity Incentive Plan as of the effective date of the Incentive Plan, and (ii) any shares underlying awards outstanding on such effective date under the 2011 Incentive Plan that are canceled or forfeited. As of December 31, 2016, there were 1,622,167 shares available for grant.

All grants outstanding under former equity plans will continue under their terms; no additional awards will be granted under such plans.

During the first quarter of 2017, Griffon granted 300,494 shares of restricted stock, subject to certain performance conditions, with vesting periods of three years, with a total fair value of $6,055, or a weighted average fair value of $20.15 per share.

For the quarters ended December 31, 2016 and 2015, stock based compensation expense totaled $2,452 and $3,066, respectively.

During the quarter ended December 31, 2016, 555,047 shares, with a market value of $12,872 or $23.19 per share were withheld to settle employee taxes due to the vesting of restricted stock, and were added to treasury.

On January 30, 2017, Griffon granted 528,000 shares of restricted stock to two senior executives with a vesting period of four years and a two year post-vesting holding period, subject to the achievement of certain absolute and relative performance conditions relating to the price of Griffon's common stock. So long as the minimum performance condition is attained, the amount of shares that can vest will range from 384,000 to 528,000. The total fair value of these restricted shares is approximately $8,500.

On each of July 29, 2015 and August 3, 2016, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under these share repurchase programs, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During the quarter ended December 31, 2016, Griffon purchased 129,000 shares of common stock under these programs, for a total of $2,201 or $17.06 per share. As of December 31, 2016, $49,437 remains under the August 2016 Board authorization.

From August 2011 to December 31, 2016, Griffon repurchased 15,984,854 shares of common stock, for a total of $211,621 or $13.24 per share, under Board authorized repurchase programs. In addition to repurchases under Board authorized programs, on December 10, 2013, Griffon repurchased 4,444,444 shares of its common stock for $50,000 from GS Direct, L.L.C. (“GS Direct”), an affiliate of The Goldman Sachs Group, Inc. Subject to certain exceptions, if GS Direct intends to sell its remaining 5,555,556 shares of Griffon common stock at any time prior to December 31, 2017, it will first negotiate in good faith to sell such shares to the Company.

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

The following table is a reconciliation of the share amounts (in thousands) used in computing earnings per share:

	Three Months Ended December 31,
	2016	2015
Weighted average shares outstanding - basic	39,336	41,968
Incremental shares from stock based compensation	1,922	2,195
Convertible debt due 2017	1,054	1,221

Weighted average shares outstanding - diluted	42,312	45,384

Anti-dilutive options excluded from diluted EPS computation	—	419

As of December 31, 2016, Griffon had the intent and ability to settle the principal amount of the 2017 Notes in cash, and as such, the potential issuance of shares related to the principal amount of the 2017 Notes does not affect diluted shares. On July 14, 2016, Griffon announced that it would settle, upon conversion, up to $125,000 of the conversion value of the 2017 Notes in cash, with amounts in excess of $125,000, if any, to be settled in shares of Griffon common stock. Subsequent to December 31, 2016, Griffon settled the convertible debt for $173,855, which consisted of $125,000 in cash and 1,954,993 shares of common stock.

NOTE 11 – BUSINESS SEGMENTS

Griffon’s reportable segments are as follows:

•
HBP is the leading U.S. manufacturer and a global provider of long-handled tools and landscaping products for homeowners and professionals, as well as a leading manufacturer and marketer of residential and commercial garage doors and sells to professional dealers and some of the largest home center retail chains in North America.

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

Information on Griffon’s reportable segments is as follows:

	For the Three Months Ended December 31,
REVENUE	2016	2015
Home & Building Products:
AMES	$120,724	$118,290
CBP	143,460	142,908
Home & Building Products	264,184	261,198
Telephonics	88,093	109,037
PPC	114,823	123,914
Total consolidated net sales	$467,100	$494,149

The following table reconciles segment operating profit to income before taxes:

	For the Three Months Ended December 31,
INCOME BEFORE TAXES	2016	2015
Segment operating profit:
Home & Building Products	$22,640	$21,159
Telephonics	5,391	7,813
PPC	8,031	6,017
Total segment operating profit	36,062	34,989
Net interest expense	(13,367)	(12,012)
Unallocated amounts	(9,719)	(9,628)
Income before taxes	$12,976	$13,349

Griffon evaluates performance and allocates resources based on each segment's operating results before interest income and expense, income taxes, depreciation and amortization, unallocated amounts (mainly corporate overhead) and restructuring charges, as applicable (“Segment adjusted EBITDA”). Griffon believes this information is useful to investors for the same reason.

The following table provides a reconciliation of Segment adjusted EBITDA to Income before taxes:

	For the Three Months Ended December 31,
	2016	2015
Segment adjusted EBITDA:
Home & Building Products	$31,807	$29,829
Telephonics	8,108	10,344
PPC	14,437	11,785
Total Segment adjusted EBITDA	54,352	51,958
Net interest expense	(13,367)	(12,012)
Segment depreciation and amortization	(18,290)	(16,969)
Unallocated amounts	(9,719)	(9,628)
Income before taxes	$12,976	$13,349
Unallocated amounts typically include general corporate expenses not attributable to a reportable segment.

	For the Three Months Ended December 31,
DEPRECIATION and AMORTIZATION	2016	2015
Segment:
Home & Building Products	$9,167	$8,670
Telephonics	2,717	2,531
PPC	6,406	5,768
Total segment depreciation and amortization	18,290	16,969
Corporate	104	115
Total consolidated depreciation and amortization	$18,394	$17,084

CAPITAL EXPENDITURES
Segment:
Home & Building Products	$6,273	$17,280
Telephonics	1,296	1,280
PPC	14,906	6,404
Total segment	22,475	24,964
Corporate	3	54
Total consolidated capital expenditures	$22,478	$25,018

ASSETS	At December 31, 2016	At September 30, 2016
Segment assets:
Home & Building Products	$1,027,389	$1,020,297
Telephonics	318,290	334,631
PPC	358,387	365,920
Total segment assets	1,704,066	1,720,848
Corporate	38,945	59,061
Total continuing assets	1,743,011	1,779,909
Assets of discontinued operations	2,178	2,187
Consolidated total	$1,745,189	$1,782,096

NOTE 12 – DEFINED BENEFIT PENSION EXPENSE

Defined benefit pension expense (income) was as follows:

	Three Months Ended December 31,
	2016	2015
Interest cost	$1,402	$2,080
Expected return on plan assets	(2,736)	(2,916)
Amortization:
Prior service cost	4	4
Recognized actuarial loss	832	590
Net periodic expense (income)	$(498)	$(242)

In 2016, the Company changed the method used to estimate the service and interest components of net periodic benefit cost for pension and other post-retirement benefits from the single weighted-average discount rate to the spot rate method.  There was no impact on the total benefit obligation.

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS
Recently adopted accounting pronouncements

In March 2016, the FASB issued guidance on Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the classification of related matters in the statement of cash flows. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2016 using either prospective, retrospective or modified retrospective transition method, depending on the area covered in this update. The Company early adopted this guidance for 2016 in order to simplify the accounting for employee share-based payments.

Under this guidance all excess tax benefits (“windfalls”) and deficiencies (“shortfalls”) related to employee stock compensation were recognized within income tax expense for the year ended September 30, 2016. Under prior guidance, windfalls were recognized to Capital in excess of par value and shortfalls were only recognized to the extent they exceeded the pool of windfall tax benefits. As a result of the adoption, a tax benefit of $2,193 was recognized within income tax expense reflecting the excess tax benefits for the quarter ended December 31, 2015. Additionally, income tax benefits at settlement of an award were previously reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award's vesting period. Griffon has elected to apply that change in cash flow classification on a prospective basis, which has resulted in a $2,193 increase to net cash provided by operating activities and a corresponding decrease to net cash used in financing activities in the accompanying Consolidated Statement of Cash Flows for the quarter ended December 31, 2015. The remaining provisions of this accounting standard did not have a material impact on the accompanying condensed consolidated financial statements.

Newly issued but not yet effective accounting pronouncements

In January 2017, the FASB issued guidance that simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. This guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those periods and will be effective for the Company beginning in 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact of the guidance on the Company's financial condition, results of operations and related disclosures.

In January 2017, the FASB issued guidance that clarifies the definition of a business, which will impact many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The new standard is intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods and will be effective for the Company beginning in 2019. We are currently evaluating the impact of the guidance on the Company's financial condition, results of operations and related disclosures.

In August 2016, the FASB issued guidance on the Statement of Cash Flows Classification of certain cash receipts and cash payments (a consensus of the FASB Emerging Issues Task Force). This guidance addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This guidance will be effective for the Company beginning in 2019. We are currently evaluating the impact of the guidance on the Company's financial condition, results of operations and related disclosures.

In February 2016, the FASB issued guidance on lease accounting requiring lessees to recognize a right-of-use asset and a lease liability for long-term leases. The liability will be equal to the present value of lease payments. This guidance must be applied using a modified retrospective transition approach to all annual and interim periods presented and is effective for the Company beginning in 2020. We are currently evaluating the impact of the guidance on the Company's financial condition, results of operations and related disclosures.

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

NOTE 14 – DISCONTINUED OPERATIONS

The following amounts related to the Installation Services segment, discontinued in 2008, and other businesses discontinued several years ago, which have been segregated from Griffon’s continuing operations, and are reported as assets and liabilities of discontinued operations in the condensed consolidated balance sheets:

	At December 31, 2016	At September 30, 2016
Assets of discontinued operations:
Prepaid and other current assets	$218	$219
Other long-term assets	1,960	1,968
Total assets of discontinued operations	$2,178	$2,187

Liabilities of discontinued operations:
Accrued liabilities, current	$1,498	$1,684
Other long-term liabilities	2,098	1,706
Total liabilities of discontinued operations	$3,596	$3,390

There was no Installation Services revenue or income for the quarter ended December 31, 2016 or 2015.

NOTE 15 – RESTRUCTURING AND OTHER RELATED CHARGES

During the third quarter of 2016, PPC incurred pre-tax restructuring and related exit costs approximating $5,900 primarily related to headcount reductions at PPC’s Dombuhl, Germany facility, other location headcount reductions and for costs related to the shut down of PPC's Turkey facility. These actions resulted in the elimination of approximately 83 positions. The Dombuhl charges are related to an optimization plan that will drive innovation and enhance PPC's industry leading position in printed breathable back sheet. The facility will be transformed into a state of the art hygiene products facility focused on breathable printed film and siliconized products. In conjunction with this effort, PPC's customer base will be streamlined, and PPC will dispose of old assets and reduce overhead costs, allowing for gains in efficiencies.

The activity in the restructuring accrual recorded in accrued liabilities consisted of the following:

	Workforce Reduction	Other Related	Total
Accrued liability at September 30, 2016	$2,487	$1,004	$3,491
Payments	(970)	(148)	(1,118)
Accrued liability at December 31, 2016	$1,517	$856	$2,373

NOTE 16 – OTHER INCOME (EXPENSE)

For the quarters ended December 31, 2016 and 2015, Other income (expense) included $46 and $431, respectively, of net currency exchange gains in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $87 and $192, respectively, of net investment income.

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

Changes in Griffon’s warranty liability, included in Accrued liabilities, were as follows:

	Three Months Ended December 31,
	2016	2015
Balance, beginning of period	$6,322	$6,040
Warranties issued and changes in estimated pre-existing warranties	1,294	1,502
Actual warranty costs incurred	(1,601)	(1,480)
Balance, end of period	$6,015	$6,062

NOTE 18 – OTHER COMPREHENSIVE INCOME (LOSS)

The amounts recognized in other comprehensive income (loss) were as follows:

	Three Months Ended December 31, 2016			Three Months Ended December 31, 2015
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(13,479)	$—	$(13,479)	$(3,349)	$—	$(3,349)
Pension and other defined benefit plans	836	(292)	544	594	(208)	386
Cash flow hedges	2,272	(649)	1,623	(1,450)	435	(1,015)
Total other comprehensive income (loss)	$(10,371)	$(941)	$(11,312)	$(4,205)	$227	$(3,978)

The components of Accumulated other comprehensive income (loss) are as follows:

	December 31, 2016	September 30, 2016
Foreign currency translation adjustments	$(56,373)	$(42,894)
Pension and other defined benefit plans	(36,799)	(37,343)
Change in Cash flow hedges	619	(1,004)
	$(92,553)	$(81,241)

Amounts reclassified from accumulated other comprehensive income (loss) to income were as follows:

	For the Three Months Ended December 31,
Gain (Loss)	2016	2015
Pension amortization	$(836)	$(594)
Cash flow hedges	(649)	405
Total gain (loss)	(1,485)	(189)
Tax benefit (expense)	97	87
Total	$(1,388)	$(102)

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

Union Fork and Hoe, Frankfort, NY site. The former Union Fork and Hoe property in Frankfort, NY was acquired by Ames in 2006 as part of a larger acquisition, and has historic site contamination involving chlorinated solvents, petroleum hydrocarbons and metals. AMES has entered into an Order on Consent with the New York State Department of Environmental Conservation. While the Order is without admission or finding of liability or acknowledgment that there has been a release of hazardous substances at the site, AMES is required to perform a remedial investigation of certain portions of the property and to recommend a remediation option. At the conclusion of the remediation phase to the satisfaction of the DEC, the DEC will issue a Certificate of Completion. AMES has performed significant investigative and remedial activities in the last few years under work plans approved by the DEC, and the DEC has approved the final remedial investigation report. AMES submitted a Feasibility Study, evaluating a number of remedial options, and recommending excavation and offsite disposal of lead contaminated soils, capping of other areas of the site impacted by other metals and performing limited groundwater monitoring. The DEC accepted the Feasibility Study and is expected to issue a Record of Decision approving the selection of a remedial alternative in 2017. Implementation of the selected remedial alternative is also expected to occur in 2017, or if there are further delays in regulatory approvals, early 2018. AMES has a number of defenses to liability in this matter, including its rights under a previous Consent Judgment entered into between the DEC and a predecessor of AMES relating to the site.

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

NOTE 20 — CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the domestic assets of Clopay Building Products Company, Inc., Clopay Plastic Products Company, Inc., Telephonics Corporation, The AMES Companies, Inc., ATT Southern, Inc. and Clopay Ames True Temper Holding Corp., all of which are indirectly 100% owned by Griffon. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act of 1933, presented below are condensed consolidating financial information as of December 31, 2016 and September 30, 2016 and for the three months ended December 31, 2016 and 2015. The financial information may not necessarily be indicative of the results of operations or financial position of the guarantor companies or non-guarantor companies had they operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly-owned subsidiaries accounted for under the equity method.

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

CONDENSED CONSOLIDATING BALANCE SHEETS
At December 31, 2016

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CURRENT ASSETS
Cash and equivalents	$1,726	$13,749	$36,794	$—	$52,269
Accounts receivable, net of allowances	—	178,803	57,055	(7,833)	228,025
Contract costs and recognized income not yet billed, net of progress payments	—	108,028	544	—	108,572
Inventories, net	—	262,141	61,051	—	323,192
Prepaid and other current assets	39,453	33,165	17,524	(48,732)	41,410
Assets of discontinued operations	—	—	218	—	218
Total Current Assets	41,179	595,886	173,186	(56,565)	753,686
PROPERTY, PLANT AND EQUIPMENT, net	878	301,822	97,451	—	400,151
GOODWILL	—	284,875	72,632	—	357,507
INTANGIBLE ASSETS, net	—	146,847	63,404	—	210,251
INTERCOMPANY RECEIVABLE	554,518	882,627	322,103	(1,759,248)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	826,587	866,959	1,921,056	(3,614,602)	—
OTHER ASSETS	6,773	11,802	14,124	(11,065)	21,634
ASSETS OF DISCONTINUED OPERATIONS	—	—	1,960	—	1,960
Total Assets	$1,429,935	$3,090,818	$2,665,916	$(5,441,480)	$1,745,189
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$3,067	$2,320	$20,960	$—	$26,347
Accounts payable and accrued liabilities	63,239	178,179	56,382	(41,066)	256,734
Liabilities of discontinued operations	—	—	1,498	—	1,498
Total Current Liabilities	66,306	180,499	78,840	(41,066)	284,579

LONG-TERM DEBT, net	881,781	18,316	38,576	—	938,673
INTERCOMPANY PAYABLES	64,051	921,844	758,271	(1,744,166)	—
OTHER LIABILITIES	28,776	112,763	21,060	(31,781)	130,818
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	2,098	—	2,098
Total Liabilities	1,040,914	1,233,422	898,845	(1,817,013)	1,356,168
SHAREHOLDERS’ EQUITY	389,021	1,857,396	1,767,071	(3,624,467)	389,021
Total Liabilities and Shareholders’ Equity	$1,429,935	$3,090,818	$2,665,916	$(5,441,480)	$1,745,189

CONDENSED CONSOLIDATING BALANCE SHEETS
At September 30, 2016

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CURRENT ASSETS
Cash and equivalents	$6,517	$27,692	$38,344	$—	$72,553
Accounts receivable, net of allowances	—	175,583	63,810	(5,642)	233,751
Contract costs and recognized income not yet billed, net of progress payments	—	126,961	—	—	126,961
Inventories, net	—	239,325	69,544	—	308,869
Prepaid and other current assets	39,763	31,191	16,447	(48,796)	38,605
Assets of discontinued operations	—	—	219	—	219
Total Current Assets	46,280	600,752	188,364	(54,438)	780,958

PROPERTY, PLANT AND EQUIPMENT, net	956	303,735	100,713	—	405,404
GOODWILL	—	284,875	76,310	—	361,185
INTANGIBLE ASSETS, net	—	147,960	62,639	—	210,599
INTERCOMPANY RECEIVABLE	539,938	713,118	307,081	(1,560,137)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	824,887	866,595	1,916,622	(3,608,104)	—
OTHER ASSETS	6,529	12,151	12,675	(9,373)	21,982
ASSETS OF DISCONTINUED OPERATIONS	—	—	1,968	—	1,968
Total Assets	$1,418,590	$2,929,186	$2,666,372	$(5,232,052)	$1,782,096
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$3,153	$2,307	$17,184	$—	$22,644
Accounts payable and accrued liabilities	65,751	202,657	65,213	(39,686)	293,935
Liabilities of discontinued operations	—	—	1,684	—	1,684
Total Current Liabilities	68,904	204,964	84,081	(39,686)	318,263
LONG-TERM DEBT, net	848,589	18,872	46,453	—	913,914
INTERCOMPANY PAYABLES	57,648	737,980	735,053	(1,530,681)	—
OTHER LIABILITIES	32,502	114,491	26,574	(36,301)	137,266
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	1,706	—	1,706
Total Liabilities	1,007,643	1,076,307	893,867	(1,606,668)	1,371,149
SHAREHOLDERS’ EQUITY	410,947	1,852,879	1,772,505	(3,625,384)	410,947
Total Liabilities and Shareholders’ Equity	$1,418,590	$2,929,186	$2,666,372	$(5,232,052)	$1,782,096

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended December 31, 2016

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$359,861	$114,849	$(7,610)	$467,100
Cost of goods and services	—	271,732	87,100	(7,860)	350,972
Gross profit	—	88,129	27,749	250	116,128
Selling, general and administrative expenses	6,644	62,997	20,194	(92)	89,743
Income (loss) from operations	(6,644)	25,132	7,555	342	26,385
Other income (expense)
Interest income (expense), net	(4,027)	(8,058)	(1,282)	—	(13,367)
Other, net	93	651	(444)	(342)	(42)
Total other income (expense)	(3,934)	(7,407)	(1,726)	(342)	(13,409)
Income (loss) before taxes	(10,578)	17,725	5,829	—	12,976
Provision (benefit) for income taxes	(9,029)	7,668	2,073	—	712
Income (loss) before equity in net income of subsidiaries	(1,549)	10,057	3,756	—	12,264
Equity in net income (loss) of subsidiaries	13,813	3,798	10,057	(27,668)	—
Net income (loss)	$12,264	$13,855	$13,813	$(27,668)	$12,264

Net Income (loss)	$12,264	$13,855	$13,813	$(27,668)	$12,264
Other comprehensive income (loss), net of taxes	(11,312)	(4,317)	13,634	(9,317)	(11,312)
Comprehensive income (loss)	$952	$9,538	$27,447	$(36,985)	$952

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended December 31, 2015

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$389,260	$112,732	$(7,843)	$494,149
Cost of goods and services	—	298,384	87,896	(8,236)	378,044
Gross profit	—	90,876	24,836	393	116,105
Selling, general and administrative expenses	6,397	65,948	19,046	(92)	91,299
Income (loss) from operations	(6,397)	24,928	5,790	485	24,806
Other income (expense)
Interest income (expense), net	(2,256)	(7,789)	(1,967)	—	(12,012)
Other, net	193	1,016	(169)	(485)	555
Total other income (expense)	(2,063)	(6,773)	(2,136)	(485)	(11,457)
Income (loss) before taxes	(8,460)	18,155	3,654	—	13,349
Provision (benefit) for income taxes	(7,989)	8,817	1,733	—	2,561
Income (loss) before equity in net income of subsidiaries	(471)	9,338	1,921	—	10,788
Equity in net income (loss) of subsidiaries	11,259	1,929	9,338	(22,526)	—
Net income (loss)	$10,788	$11,267	$11,259	$(22,526)	$10,788

Net Income (loss)	$10,788	$11,267	$11,259	$(22,526)	$10,788
Other comprehensive income (loss), net of taxes	(3,978)	139	(4,117)	3,978	(3,978)
Comprehensive income (loss)	$6,810	$11,406	$7,142	$(18,548)	$6,810

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2016

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$12,264	$13,855	$13,813	$(27,668)	$12,264
Net cash provided by (used in) operating activities:	(8,907)	6,787	9,674	—	7,554
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(3)	(19,161)	(3,314)	—	(22,478)
Acquired businesses, net of cash acquired	—	—	(6,051)	—	(6,051)
Proceeds from sale of assets	—	96	22	—	118
Net cash provided by (used in) investing activities	(3)	(19,065)	(9,343)	—	(28,411)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(15,073)	—	—	—	(15,073)
Proceeds from long-term debt	32,213	—	6,843	—	39,056
Payments of long-term debt	(788)	(554)	(7,485)	—	(8,827)
Change in short-term borrowings	—	—	(702)	—	(702)
Financing costs	(172)	—	—	—	(172)
Purchase of ESOP shares	(9,213)	—	—	—	(9,213)
Dividends paid	(2,499)	—	—	—	(2,499)
Other, net	(349)	(1,111)	1,111	—	(349)
Net cash provided by (used in) financing activities	4,119	(1,665)	(233)	—	2,221
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	—	—	(430)	—	(430)
Effect of exchange rate changes on cash and equivalents	—	—	(1,218)	—	(1,218)
NET DECREASE IN CASH AND EQUIVALENTS	(4,791)	(13,943)	(1,550)	—	(20,284)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	6,517	27,692	38,344	—	72,553
CASH AND EQUIVALENTS AT END OF PERIOD	$1,726	$13,749	$36,794	$—	$52,269

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2015

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,788	$11,267	$11,259	$(22,526)	$10,788
Net cash provided by (used in) operating activities:	(45,973)	29,701	(1,132)	—	(17,404)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(54)	(22,017)	(2,947)	—	(25,018)
Investment in unconsolidated joint venture	—	(2,726)	—	—	(2,726)
Investment sales	715	—	—	—	715
Proceeds from sale of assets	—	472	12	—	484
Net cash provided by (used in) investing activities	661	(24,271)	(2,935)	—	(26,545)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(10,910)	—	—	—	(10,910)
Proceeds from long-term debt	62,000	2,215	15,659	—	79,874
Payments of long-term debt	(2,551)	(524)	(21,051)	—	(24,126)
Change in short-term borrowings	—	—	(147)	—	(147)
Dividends paid	(2,281)	—	—	—	(2,281)
Other, net	203	(5,684)	5,684	—	203
Net cash provided by (used in) financing activities	46,461	(3,993)	145	—	42,613
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	—	—	(387)	—	(387)
Effect of exchange rate changes on cash and equivalents	—	—	(310)	—	(310)
NET DECREASE IN CASH AND EQUIVALENTS	1,149	1,437	(4,619)	—	(2,033)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,440	10,671	38,890	—	52,001
CASH AND EQUIVALENTS AT END OF PERIOD	$3,589	$12,108	$34,271	$—	$49,968

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

Griffon currently conducts its operations through three reportable segments:

•	Home & Building Products ("HBP") consists of two companies, The AMES Companies, Inc. (“AMES”) and Clopay Building Products Company, Inc. (“CBP”):

-	AMES, founded in 1774, is the leading U.S. manufacturer and a global provider of long-handled tools and landscaping products for homeowners and professionals.

-	CBP, since 1964, is a leading manufacturer and marketer of residential and commercial garage doors and sells to professional dealers and some of the largest home center retail chains in North America.

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
As a result of the decline in the U.S. housing market, in May 2008 we announced the divestiture of our Installation Services business, which was consummated by September 2008. In September 2008, Griffon strengthened its balance sheet by raising $248,600 in equity through a common stock rights offering and a related investment by GS Direct L.L.C., an affiliate of The Goldman Sachs Group, Inc. Since that time, Griffon has continued to refine and enhance the strategic direction and operating performance of its companies, while strengthening its balance sheet. During this period, Griffon has grown revenue and earnings through organic growth, cost containment and acquisitions, while returning capital to its shareholders through dividends and stock buybacks.

On September 30, 2010, Griffon purchased AMES for $542,000 in cash. Subsequently, Griffon acquired four businesses complementary to AMES: the pots and planters business of Southern Sales & Marketing ("Southern Patio"), Northcote Pottery™ ("Northcote"), the Australian Garden and Tools division of Illinois Tool Works, Inc. ("Cyclone") and the Hills Home Living business of Hills Limited, known in Australia for its clothesline, laundry and garden products ("Hills").

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

On December 30, 2016, AMES Australia acquired Hills for approximately $6,051 (AUD 8,400). Hills, founded in 1946, is a market leader in the supply of clothesline, laundry and garden products. The Hills acquisition adds to AMES' existing broad category of products and enhances its lawn and garden product offerings in Australia. Hills is expected to generate approximately $7,200 (AUD 10,000) of annualized revenue in the first twelve months after acquisition.

From August 2011 through December 31, 2016, Griffon repurchased 20,429,298 shares of its common stock, for a total of $261,621 or $12.81 per share. This included the repurchase of 15,984,854 shares on the open market, as well as the December 10, 2013 repurchase of 4,444,444 shares from GS Direct for $50,000, or $11.25 per share. In each of August 2011, May 2014, March 2015, July 2015 and August 3, 2016, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under these programs, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. At December 31, 2016, $49,437 in the aggregate remains under the August 3, 2016 Board authorization.

From October 2008 through November 11, 2016, Griffon's Employee Stock Ownership Plan ("ESOP") has purchased 4,562,371 shares of Griffon's common stock, for a total of $54,186 or $11.88 per share. During the quarter, Griffon's ESOP purchased 548,912 shares of common stock for a total of $9,213 or $16.78 per share. As of December 31, 2016, the remaining amount available under the existing ESOP borrowing line that can be used to purchase additional shares for the ESOP was $1,695. At December 31, 2016, the ESOP holds 5,882,524 allocated and unallocated shares, or 13% of Griffon's outstanding shares, with a related loan balance of $42,644, net of issuance costs.

On November 17, 2011, the Company began declaring quarterly dividends. During the first quarter of 2017, and during 2016, 2015 and 2014, the Company declared and paid dividends per share of $0.06, $0.20, $0.16 and $0.12, respectively, for a total of $25,224 of dividends paid during this period.

On January 31, 2017 the Board of Directors declared a quarterly cash dividend of $0.06 per share, payable on March 22, 2017 to shareholders of record as of the close of business on February 23, 2017.

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

As of December 31, 2016, Griffon also had outstanding $100,000 principal amount of 4% Convertible Subordinated Notes due 2017, with a conversion rate of 70.7738 shares of Griffon’s common stock per $1 principal amount of notes, which corresponded to a conversion price of $14.13 per share. On July 14, 2016, Griffon announced that it would settle, upon conversion, up to $125,000 of the conversion value in cash, with amounts in excess of $125,000 to be settled in shares of Griffon common stock. On January 17, 2017, Griffon settled these notes for $125,000 in cash, utilizing borrowings under its Revolving Credit Facility, and 1,954,993 shares of common stock.

On October 15, 2015, CBP announced plans to expand its manufacturing facility in Troy, Ohio. The expansion reflects increased customer demand for its core products, and its success in bringing new technologies to market. The project includes improvements to its existing one million square foot building, as well as adding 250,000 square feet and new manufacturing equipment. The project is substantially complete.

During April 2016, PPC announced a Sof-flex® breathable film investment which will expand breathable film capacity in North America, Europe and Brazil, increase PPC's extrusion and print capacity, and enhance PPC's innovation and technology capabilities. Griffon expects the project to be completed in fiscal 2018. This investment will allow PPC to maintain and extend its technological advantage and allow it to differentiate itself from competitors, while meeting increasing customer demand for lighter, softer, more cost effective and more environmentally friendly products.

OVERVIEW

Revenue for the quarter ended December 31, 2016 was $467,100 compared to $494,149 in the prior year quarter, a decrease of 5%, primarily from lower multi-mode radar system revenue at Telephonics and reduced volume and unfavorable mix at PPC, partially offset by product and market expansion in Australia at HBP. Net income was $12,264 or $0.29 per share, compared to $10,788 or $0.24 per share, in the prior year quarter. The current and prior year results included net tax benefits of $4,263 or $0.10 per share compared to $2,591 or $0.06 per share in the prior year quarter, primarily related to discrete benefits for the adoption of recent Financial Accounting Standards Board ("FASB") guidance which requires the company to recognize excess tax benefits from the vesting of equity awards within income tax expense.

Excluding these tax benefits from the respective quarterly results, net income would have been $8,001 or $0.19 per share in the current quarter compared to $8,197 or $0.18 per share in the prior year quarter; the impact of foreign currency was not material to the quarter.

Griffon evaluates performance based on Earnings per share and Net income excluding restructuring charges, and discrete and certain other tax items, as applicable. Griffon believes this information is useful to investors for the same reason. The following table provides a reconciliation of Net income to Adjusted net income and Earnings per share to Adjusted earnings per share:

GRIFFON CORPORATION AND SUBSIDIARIES
RECONCILIATION OF NET INCOME
TO ADJUSTED NET INCOME
(Unaudited)

	For the Three Months Ended December 31,
	2016	2015
Net income	$12,264	$10,788
Adjusting items, net of tax:
Discrete and certain other tax provisions (benefits)	(4,263)	(2,591)
Adjusted net income	$8,001	$8,197
Diluted income per common share	$0.29	$0.24
Adjusting items, net of tax:
Discrete and certain other tax provisions (benefits)	(0.10)	(0.06)
Adjusted earnings per common share	$0.19	$0.18
Weighted-average shares outstanding (in thousands)	42,312	45,384

Note: Due to rounding, the sum of earnings per common share and adjusting items, net of tax, may not equal adjusted earnings per common share.

RESULTS OF OPERATIONS

Quarters ended December 31, 2016 and 2015

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

	For the Three Months Ended December 31,
	2016	2015
Segment operating profit:
Home & Building Products	$22,640	$21,159
Telephonics	5,391	7,813
PPC	8,031	6,017
Total segment operating profit	36,062	34,989
Net interest expense	(13,367)	(12,012)
Unallocated amounts	(9,719)	(9,628)
Income before taxes	$12,976	$13,349

The following table provides a reconciliation of Segment adjusted EBITDA to Income before taxes:

	For the Three Months Ended December 31,
	2016	2015
Segment adjusted EBITDA:
Home & Building Products	$31,807	$29,829
Telephonics	8,108	10,344
PPC	14,437	11,785
Total Segment adjusted EBITDA	54,352	51,958
Net interest expense	(13,367)	(12,012)
Segment depreciation and amortization	(18,290)	(16,969)
Unallocated amounts	(9,719)	(9,628)
Income before taxes	$12,976	$13,349

Home & Building Products

	For the Three Months Ended December 31,
	2016		2015
Revenue:
AMES	$120,724		$118,290
CBP	143,460		142,908
Home & Building Products	$264,184		$261,198
Segment operating profit	$22,640	8.6%	$21,159	8.1%
Depreciation and amortization	9,167		8,670
Segment adjusted EBITDA	$31,807	12.0%	$29,829	11.4%

For the quarter ended December 31, 2016, revenue increased $2,986 or 1%, compared to the prior year quarter primarily driven by AMES' market expansions into new products and distribution channels in Australia, most notably for garden tools, Nylex sprayers and Northcote designs, and increased snow sales in Canada. CBP revenue remained consistent with the prior year quarter.
For the quarter ended December 31, 2016, Segment operating profit increased 7% to $22,640 compared to $21,159 in the prior year quarter, primarily resulting from improved margins delivered at AMES Australia from the market expansion described above and operational improvements at both AMES U.S. and CBP. Segment depreciation and amortization increased $497 from the prior year quarter.

On December 30, 2016, AMES Australia acquired Hills Home Living ("Hills") for approximately $6,051 (AUD 8,400). Hills, founded in 1946, is a market leader in the supply of clothesline, laundry and garden products. The Hills acquisition adds to AMES'
existing broad category of products and enhances AMES' lawn and garden product offerings in Australia. Hills is expected to generate approximately $7,200 (AUD 10,000) of annualized revenue in the first twelve months after acquisition.

Telephonics

	For the Three Months Ended December 31,
	2016		2015
Revenue	$88,093		$109,037
Segment operating profit	$5,391	6.1%	$7,813	7.2%
Depreciation and amortization	2,717		2,531
Segment adjusted EBITDA	$8,108	9.2%	$10,344	9.5%

For the quarter ended December 31, 2016, revenue decreased $20,944 or 19% compared to the prior year quarter, due to lower multi-mode radar ("MMR") system revenue and timing of maritime and ground surveillance radar system revenue.

For the quarter ended December 31, 2016, Segment operating profit decreased $2,422 or 31%, and operating profit margin decreased 105 basis points compared to the prior year quarter, driven by decreased MMR revenue and the timing of research and development and bid and proposal expenses.

During the quarter ended December 31, 2016, Telephonics was awarded several new contracts and incremental funding on existing contracts approximating $52,000. Contract backlog was $384,000 at December 31, 2016, with 79% expected to be fulfilled in the next 12 months. Backlog was $420,000 at September 30, 2016. Backlog is defined as unfilled firm orders for products and services for which funding has been both authorized and appropriated by the customer or Congress, in the case of the U.S. government agencies. The decrease in backlog was primarily due to the timing of various international contract awards associated with radar and surveillance opportunities that were not received by the end of the reporting period.

PPC

	For the Three Months Ended December 31,
	2016		2015
Revenue	$114,823		$123,914
Segment operating profit	$8,031	7.0%	$6,017	4.9%
Depreciation and amortization	6,406		5,768
Segment adjusted EBITDA	$14,437	12.6%	$11,785	9.5%

For the quarter ended December 31, 2016, revenue decreased $9,091, or 7%, compared to the prior year quarter, due to decreased volume of 5% driven by reduced volume in North America and Europe partially offset by improved volume in Brazil, and unfavorable product mix of 3%. Resin pricing and foreign currency did not have a material impact on revenue for the quarter. PPC adjusts selling prices based on underlying resin costs on a delayed basis.

For the quarter ended December 31, 2016, Segment operating profit increased $2,014 or 33% compared to the prior year quarter. Despite the sales decline, Segment operating profit benefited from improved margins delivered on increased volume in Brazil and operational performance improvements in Europe, partially offset by product mix and a $2,000 change in the impact of resin pricing pass through. Foreign currency did not have a material impact on Segment operating profit for the quarter. Segment depreciation increased $638 from the prior year period.

Unallocated

For the quarter ended December 31, 2016, unallocated amounts totaled $9,719 compared to $9,628 in the prior year.

Segment Depreciation and Amortization

Segment depreciation and amortization increased $1,321 for the quarter ended December 31, 2016 compared to the prior year quarter primarily due to depreciation for new assets placed in service.

Other Income (Expense)

For the quarters ended December 31, 2016 and 2015, Other income (expense) included $46 and $431, respectively, of net currency exchange gains in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $87 and $192, respectively, of net investment income.

Provision for income taxes

The effective tax rate for the quarter ended December 31, 2016 was 5.5% compared to 19.2% in the comparable prior year quarter.
The December 31, 2016 and 2015 tax rates included net benefits of $4,263 and $2,591, respectively, primarily related to discrete benefits for the adoption of recent FASB guidance which requires the company to recognize excess tax benefits from the vesting of equity awards within income tax expense. Excluding these benefits, the effective tax rates for the quarters ended December 31, 2016 and 2015 were 38.3% compared to 38.6%.

Stock based compensation

For the quarters ended December 31, 2016 and 2015, stock based compensation expense totaled $2,452 and $3,066, respectively.

Comprehensive income (loss)

For the quarter ended December 31, 2016, total other comprehensive loss, net of taxes, of $11,312, included a $13,479 loss from foreign currency translation adjustments primarily due to the weakening of the Euro, Canadian and Australian currencies, all in comparison to the U.S. Dollar, a $544 benefit from pension amortization of actuarial losses and a $1,623 gain on cash flow hedges.

For the quarter ended December 31, 2015, total other comprehensive loss, net of taxes, of $3,978, included a $3,349 loss from foreign currency translation adjustments primarily due to the weakening of the Euro, Canadian, Australian and Brazilian currencies, all in comparison to the U.S. Dollar, a $386 benefit from pension amortization of actuarial losses, and a $1,015 loss on cash flow hedges.

Discontinued operations – Installation Services

There was no revenue or income from the Installation Services’ business for the quarters ended December 31, 2016 and 2015.

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

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

Cash Flows from Continuing Operations	For the Three Months Ended December 31,
(in thousands)	2016	2015
Net Cash Flows Provided by (Used In):
Operating activities	$7,554	$(17,404)
Investing activities	(28,411)	(26,545)
Financing activities	2,221	42,613

Cash provided by continuing operations for the quarter ended December 31, 2016 was $7,554 compared to a use of $17,404 in the prior year period. Current assets net of current liabilities, excluding short-term debt and cash, increased to $443,185 at December 31, 2016 compared to $412,786 at September 30, 2016, primarily due to decreased accounts payable and accrued expenses and an increase in inventory offset by decreased accounts receivable and contract costs and recognized income not yet billed.

During the quarter ended December 31, 2016, Griffon used cash for investing activities of $28,411 compared to $26,545 in the prior year. Capital expenditures for the quarter ended December 31, 2016 totaled $22,478, a decrease of $2,540 from the prior year. On December 30, 2016, AMES Australia acquired Hills Home Living ("Hills") for approximately $6,051 (AUD 8,400). Hills, founded in 1946, is a market leader in the supply of clothesline, laundry and garden products. In December 2015, Telephonics invested an additional $2,726 increasing its equity stake from 26% to 49% in Mahindra Telephonics Integrated Systems (MTIS), a joint venture with Mahindra Defence Systems, a Mahindra Group Company. This investment is accounted for using the equity method.

During the quarter ended December 31, 2016, cash provided by financing activities totaled $2,221 compared to $42,613 in the prior year. At December 31, 2016, there were $23,000 in outstanding borrowings under the Credit Agreement compared to $95,000 outstanding borrowings at the same date in the prior year. On each of March 20, 2015, July 29, 2015 and August 3, 2016, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under these share repurchase programs, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During the quarter ended December 31, 2016, Griffon purchased 129,000 shares of common stock under these programs, for a total of $2,201 or $17.06 per share. As of December 31, 2016, $49,437 remains under the August 2016 Board authorization. In addition, during the quarter ended December 31, 2016, 555,047 shares, with a market value of $12,872, or $23.19 per share, were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock.

During the quarter ended December 31, 2016, the Board of Directors approved a quarterly cash dividend of $0.06 per share, paid on December 22, 2016 to shareholders of record as of close of business on December 5, 2016. On January 31, 2017 the Board of Directors declared a quarterly cash dividend of $0.06 per share, payable on March 22, 2017 to shareholders of record as of the close of business on February 23, 2017.

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

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. For the quarter ended December 31, 2016:

•	The United States Government and its agencies, through either prime or subcontractor relationships, represented 14% of Griffon’s consolidated revenue and 72% of Telephonics’ revenue.

•	Procter & Gamble Co. represented 12% of Griffon’s consolidated revenue and 51% of PPC revenue.

•	The Home Depot represented 11% of Griffon’s consolidated revenue and 19% of HBP’s revenue.

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

Cash and Equivalents and Debt	December 31,	September 30,
(in thousands)	2016	2016
Cash and equivalents	$52,269	$72,553
Notes payables and current portion of long-term debt	26,347	22,644
Long-term debt, net of current maturities	938,673	913,914
Debt discount and issuance costs	14,642	16,298
Total debt	979,662	952,856
Debt, net of cash and equivalents	$927,393	$880,303

On May 18, 2016, in an unregistered offering through a private placement under Rule 144A, Griffon completed the add-on offering of $125,000 principal amount of its 5.25% senior notes due 2022, at 98.76% of par, to Griffon's previously issued $600,000 5.25% senior notes due in 2022, at par, which was completed on February 27, 2014 (collectively the “Senior Notes”). As of May 18, 2016, outstanding Senior Notes due totaled $725,000; interest is payable semi-annually on March 1 and September 1. The net proceeds of the add-on offering were used to pay down outstanding borrowings under Griffon's Revolving Credit Facility (the "Credit Agreement").

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On July 20, 2016 and June 18, 2014, Griffon exchanged all of the $125,000, and $600,000 Senior Notes, respectively, for substantially identical Senior Notes registered under the Securities Act of 1933 via an exchange offer. The fair value of the Senior Notes approximated $730,438 on December 31, 2016 based upon quoted market prices (level 1 inputs). In connection with the issuance and exchange of the $125,000 senior notes, Griffon capitalized $3,016 of underwriting fees and other expenses, which will amortize over the term of such notes; Griffon capitalized $10,313 in connection with the previously issued $600,000 senior notes.

On March 22, 2016, Griffon amended the Credit Agreement to increase the credit facility from $250,000 to $350,000, extend its maturity from March 13, 2020 to March 22, 2021, and modify certain other provisions of the facility. The facility includes a letter of credit sub-facility with a limit of $50,000 and a multi-currency sub-facility of $50,000. The Credit Agreement provides for same day borrowings of base rate loans. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility or the occurrence of an event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, in each case without a floor, plus an applicable margin, which adjusts based on financial performance. Current margins are 1.25% for base rate loans and 2.25% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries (except that a lien on the assets of Griffon's material domestic subsidiaries securing a limited amount of the debt under the credit agreement relating to Griffon's Employee Stock Ownership Plan ("ESOP") ranks pari passu with the lien granted on such assets under the Credit Agreement). At December 31, 2016, there were $23,000 in outstanding borrowings and standby letters of credit were $16,029 under the Credit Agreement; $310,971 was available, subject to certain loan covenants, for borrowing at that date.

On December 21, 2009, Griffon issued $100,000 principal amount of 4% convertible subordinated notes due 2017 (the “2017 Notes”). As of December 31, 2016, the conversion rate of the 2017 Notes was 70.7738 shares of Griffon’s common stock per $1 principal amount of notes, corresponding to a conversion price of $14.13 per share. Under the terms of the 2017 Notes, Griffon had the right to settle the conversion of the 2017 Notes in cash, stock or a combination of cash and stock. On July 14, 2016, Griffon announced that it would settle, upon conversion, up to $125,000 of the conversion value of the 2017 Notes in cash, with amounts in excess of $125,000, if any, to be settled in shares of Griffon common stock. At both December 31, 2016 and 2015, the 2017 Notes had a capital in excess of par component, net of tax, of $15,720. On January 17, 2017, Griffon settled the convertible debt for $173,855, which consisted of $125,000 in cash, utilizing the Revolving Credit Facility, and 1,954,993 shares of common stock.

In September 2015 and March 2016, Griffon entered into mortgage loans in the amounts of $32,280 and $8,000, respectively. The mortgage loans are secured by four properties occupied by Griffon's subsidiaries. The loans mature in September 2025 and April 2018, respectively, are collateralized by the specific properties financed and are guaranteed by Griffon. The loans bear interest at a rate of LIBOR plus 1.50%. At December 31, 2016, $36,665 was outstanding under the mortgages, net of issuance costs.

In August 2016, Griffon’s ESOP entered into an agreement that refinanced the existing ESOP loan into a new Term Loan in the amount of $35,092 (the "Agreement"). The Agreement also provided for a Line Note with $10,908 available to purchase shares of Griffon common stock in the open market. The availability period for the Line Note runs through August 2017, at which point the outstanding balance under the Line Note will be combined with the Term Loan. The Term Loan and Line Note bear interest at LIBOR plus 2.50%. The Term Loan requires quarterly principal payments of $655 through September 30, 2017 and $569 thereafter, with a balloon payment due at maturity on March 22, 2020. During the quarter, Griffon's ESOP purchased 548,912 shares of common stock for a total of $9,213 or $16.78 per share, with proceeds from the Line Notes. The remaining amount available under the Line Note is $1,695. As of December 31, 2016, $42,644, net of issuance costs, was outstanding under the Term Loan and Line Note. The Term Loan is secured by shares purchased with the proceeds of the loan and with a lien on a specific amount of Griffon assets (which lien ranks pari passu with the lien granted on such assets under the Credit Agreement) and is guaranteed by Griffon.

In October 2006, CBP entered into a capital lease totaling $14,290 for real estate in Troy, Ohio. The lease matures in 2022, bears interest at a fixed rate of 5.0%, is secured by a mortgage on the real estate and is guaranteed by Griffon. At December 31, 2016, $6,045 was outstanding, net of issuance costs.

In September 2015, Clopay Europe GmbH (“Clopay Europe”) entered into a EUR 5,000 ($5,227 as of December 31, 2016) revolving credit facility and a EUR 15,000 term loan. The term loan is payable in twelve quarterly installments of EUR 1,250, bears interest at a fixed rate of 2.5% and matures in September 2018. The revolving facility matures in September 2017, but is renewable upon mutual agreement with the bank. The revolving credit facility accrues interest at EURIBOR plus 1.75% per annum (1.75% at December 31, 2016). The revolver and the term loan are both secured by substantially all of the assets of Clopay Europe and its subsidiaries. Griffon guarantees the revolving facility and term loan. The term loan had an outstanding balance of EUR 8,750 ($9,147 at December 31, 2016) and the revolver had no outstanding borrowings at December 31, 2016. Clopay Europe is required to maintain a certain minimum equity to assets ratio and is subject to a maximum debt leverage ratio (defined as the ratio of total debt to EBITDA).
Clopay do Brazil maintains a line of credit of R$7,000 ($2,148 as of December 31, 2016). Interest on borrowings accrues at various fixed rates which averaged about 17.4% at December 31, 2016. At December 31, 2016 there was approximately R$4,778 ($1,466 as of December 31, 2016) borrowed under the line. PPC guarantees the line.
In November 2012, Garant G.P. (“Garant”) entered into a CAD $15,000 ($11,088 as of December 31, 2016) revolving credit facility. The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (2.30% LIBOR USD and 2.19% Bankers Acceptance Rate CDN as of December 31, 2016). The revolving facility matures in October 2019. Garant is required to maintain a certain minimum equity.  At December 31, 2016, there were no borrowings under the revolving credit facility.

In July 2016, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries entered into an AUD 30,000 term loan and an AUD 10,000 revolver. The term loan refinanced two existing term loans and the revolver replaced two existing lines. In December 2016, the amount available under the revolver was increased from AUD 10,000 to AUD 20,000. The term loan requires quarterly principal payments of AUD 750 plus interest, with a balloon payment of AUD 21,000 due upon maturity in June 2019, and accrues interest at Bank Bill Swap Bid Rate “BBSY” plus 2.25% per annum (4.12% at December 31, 2016). The term loan had an outstanding balance of AUD 28,500 ($20,529 as of December 31, 2016). The revolving facility matures in November 2017 but is renewable upon mutual agreement with the bank, and accrues interest at BBSY plus 2.0% per annum (3.68% at December 31, 2016). The revolver had an outstanding balance of AUD 14,500 ($10,444 as of December 31, 2016 ). The revolver and the term loan are both secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon guarantees the term loan. Griffon Australia is required to maintain a certain minimum equity level and is subject to a maximum leverage ratio and a minimum fixed charges cover ratio.

Other long-term debt consists primarily of a loan with the Pennsylvania Industrial Development Authority, with the balance consisting of capital leases.

At December 31, 2016, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements.

On each of March 20, 2015, July 29, 2015 and August 3, 2016, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under these share repurchase programs, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During the quarter ended December 31, 2016, Griffon purchased 129,000 shares of common stock under these programs, for a total of $2,201 or $17.06 per share. From August 2011 through December 31, 2016, Griffon repurchased 20,429,298 shares of its common stock, for a total of $261,621 or $12.81 per share (which repurchases included exhausting the remaining availability under a Board authorized repurchase program in existence prior to 2011). This included the repurchase of 15,984,854 shares on the open market, as well as the December 10, 2013 repurchase of 4,444,444 shares from GS Direct for $50,000, or $11.25 per share. As of December 31, 2016, $49,437 remains under the August 2016 Board authorization.

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

In addition, during the quarter ended December 31, 2016, 555,047 shares, with a market value of $12,872, or $23.19 per share, were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock.

On November 17, 2011, the Company began declaring quarterly dividends. During the first quarter of 2017, and during 2016, 2015 and 2014, the Company declared and paid dividends per share of $0.06, $0.20, $0.16 and $0.12, respectively, for a total of $25,224 of dividends paid during this period. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends.

On January 31, 2017 the Board of Directors declared a quarterly cash dividend of $0.06 per share, payable on March 22, 2017 to shareholders of record as of the close of business on February 23, 2017.

During the quarter ended December 31, 2016 and 2015, Griffon used cash for discontinued operations of $430 and $387, respectively, primarily related to settling remaining Installation Services liabilities and environmental costs.

CRITICAL ACCOUNTING POLICIES

The preparation of Griffon’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on assets, liabilities, revenue and expenses. These estimates can also affect supplemental information contained in public disclosures of Griffon, including information regarding contingencies, risk and its financial condition. These estimates, assumptions and judgments are evaluated on an ongoing basis and based on historical experience, current conditions and various other assumptions, and form the basis for estimating the carrying values of assets and liabilities, as well as identifying and assessing the accounting treatment for commitments and contingencies. Actual results may materially differ from these estimates. There have been no changes in Griffon’s critical accounting policies from September 30, 2016.

Griffon’s significant accounting policies and procedures are explained in the Management Discussion and Analysis section in the Annual Report on Form 10-K for the year ended September 30, 2016. In the selection of the critical accounting policies, the objective is to properly reflect the financial position and results of operations for each reporting period in a consistent manner that can be understood by the reader of the financial statements. Griffon considers an estimate to be critical if it is subjective and if changes in the estimate using different assumptions would result in a material impact on the financial position or results of operations of Griffon.

RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issues, from time to time, new financial accounting standards, staff positions and emerging issues task force consensus. See the Notes to Condensed Consolidated Financial Statements for a discussion of these matters.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, especially “Management’s Discussion and Analysis”, contains certain “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income (loss), earnings, cash flows, revenue, changes in operations, operating improvements, industries in which Griffon Corporation (the “Company” or “Griffon”) operates and the United States and global economies. Statements in this Form 10-Q that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” “may,” “will,” “estimates,” “intends,” “explores,” “opportunities,” the negative of these expressions, use of the future tense and similar words or phrases. Such forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, among others: current economic conditions and uncertainties in the housing, credit and capital markets; Griffon’s ability to achieve expected savings from cost control, integration and disposal initiatives; the ability to identify and successfully consummate and integrate value-adding acquisition opportunities; increasing competition and pricing pressures in the markets served by Griffon’s operating companies; the ability of Griffon’s operating companies to expand into new geographic and product markets and to anticipate and meet customer demands for new products and product enhancements and innovations; reduced military spending by the government on projects for which Griffon’s Telephonics Corporation supplies products, including as a result of defense budget cuts or other government actions; the ability of the federal government to fund and conduct its operations; increases in the cost of raw materials such as resin, wood and steel; changes in customer demand or loss of a material customer at one of Griffon’s operating companies; the potential impact of seasonal variations and uncertain weather patterns on certain of Griffon’s businesses; political events that could impact the worldwide economy; a downgrade in Griffon’s credit ratings; changes in international economic conditions including interest rate and currency exchange fluctuations; the reliance by certain of Griffon’s businesses on particular third party suppliers and manufacturers to meet customer demands; the relative mix of products and services offered by Griffon’s businesses, which impacts margins and operating efficiencies; short-term capacity constraints or prolonged excess capacity; unforeseen developments in contingencies, such as litigation and environmental matters; unfavorable results of government agency contract audits of Telephonics Corporation; Griffon’s ability to adequately protect and maintain the validity of patent and other intellectual property rights; the cyclical nature of the businesses of certain of Griffon’s operating companies; and possible terrorist threats and actions and their impact on the global economy. Additional important factors that could cause the statements made in this Quarterly Report on Form 10-Q or the actual results of operations or financial condition of Griffon to differ are discussed under the caption “Item 1A. Risk Factors” and “Special Notes Regarding Forward-Looking Statements” in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2016. Readers are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date made. Griffon undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

PART II - OTHER INFORMATION

Item 1    Legal Proceedings
None

Item 1A    Risk Factors

In addition to the other information set forth in this report, carefully consider the factors discussed in Item 1A to Part I in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2016, which could materially affect Griffon’s business, financial condition or future results. The risks described in Griffon’s Annual Report on Form 10-K are not the only risks facing Griffon. Additional risks and uncertainties not currently known to Griffon or that Griffon currently deems to be immaterial also may materially adversely affect Griffon’s business, financial condition and/or operating results.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(1)
October 1 - 31, 2016	129,000	(1)	$17.06	129,000
November 1 - 30, 2016	477,692	(2)	22.89	—
December 1 - 31, 2016	77,355	(2)	25.05	—
Total	684,047		$22.04	129,000	$49,437

1.
On each of July 30, 2015 and August 3, 2016, the Company’s Board of Directors authorized the repurchase of up to $50,000 of Griffon common stock; as of December 31, 2016, an aggregate of $49,437 remained available for the purchase of Griffon common stock under the August 3, 2016 Board authorization.

2.	Shares acquired by the Company from holders of restricted stock upon vesting of the restricted stock, to satisfy tax-withholding obligations of the holders.

Item 3    Defaults Upon Senior Securities
None

Item 4    Mine Safety Disclosures
None

Item 5    Other Information

Submission of Matters to a Vote of Security Holders

On January 31, 2017, Griffon Corporation ("Griffon") held its 2017 Annual Meeting of Stockholders. Of the 44,856,786 shares of common stock outstanding and entitled to vote, 43,305,988 shares, or 96.5%, were represented at the meeting in person or by proxy, and therefore a quorum was present. The final results for each of the matters submitted to a vote of stockholders at the Annual Meeting are as follows:

Item No. 1: All of the Board’s nominees for Class I directors were elected to serve until Griffon’s 2020 Annual Meeting of Stockholders, by the votes set forth below:

Nominee	For	Withheld	Broker Non-Votes

Thomas J. Brosig	40,385,158	924,836	1,995,994
Rear Admiral Robert G. Harrison (USN Ret.)	36,457,805	4,852,189	1,995,994
Ronald J. Kramer	40,465,056	844,938	1,995,994
General Victor Eugene Renuart (USAF Ret.)	40,718,535	591,459	1,995,994

Item No. 2: The stockholders approved, on an advisory basis, the compensation of the named executive officers as disclosed in Griffon’s proxy statement, by the votes set forth below:

For	Against	Abstain	Broker Non-votes
34,015,443	6,844,229	450,322	1,995,994

Item No. 3: The stockholders expressed their preference for the holding of an advisory vote on executive compensation on an annual basis, by the votes set forth below:

One Year	Two Years	Three Years	Abstain	Broker Non-votes
39,364,863	415,930	1,168,836	360,365	1,995,994

Item No. 4: The stockholders ratified the appointment of Grant Thornton LLP as Griffon’s independent registered public accounting firm for fiscal 2017, by the votes set forth below:

For	Against	Abstain
43,012,946	105,412	187,630

Item 6	Exhibits

31.1	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Document*

101.DEF	XBRL Taxonomy Extension Definitions Document*

101.LAB	XBRL Taxonomy Extension Labels Document*

101.PRE	XBRL Taxonomy Extension Presentations Document*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFON CORPORATION

/s/ Brian G. Harris
Brian G. Harris
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ W. Christopher Durborow
W. Christopher Durborow
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

Date: January 31, 2017

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