Form 10-Q
period 2017-03-31
GRIFFON CORP
filed 2017-05-04
CIK 50725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer	☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)
	Smaller reporting company	☐
	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares of common stock outstanding at April 30, 2017 was 47,284,854.

Griffon Corporation and Subsidiaries

Part I – Financial Information
Item 1 – Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited)
	March 31, 2017	September 30, 2016
CURRENT ASSETS
Cash and equivalents	$47,425	$72,553
Accounts receivable, net of allowances of $7,872 and $6,425	252,039	233,751
Contract costs and recognized income not yet billed, net of progress payments of $4,380 and $8,001	119,573	126,961
Inventories, net	316,830	308,869
Prepaid and other current assets	39,706	38,605
Assets of discontinued operations	215	219
Total Current Assets	775,788	780,958
PROPERTY, PLANT AND EQUIPMENT, net	408,271	405,404
GOODWILL	360,085	361,185
INTANGIBLE ASSETS, net	210,676	210,599
OTHER ASSETS	18,131	21,982
ASSETS OF DISCONTINUED OPERATIONS	1,934	1,968
Total Assets	$1,774,885	$1,782,096

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$16,757	$22,644
Accounts payable	170,272	190,341
Accrued liabilities	86,894	103,594
Liabilities of discontinued operations	1,324	1,684
Total Current Liabilities	275,247	318,263
LONG-TERM DEBT, net	993,576	913,914
OTHER LIABILITIES	126,196	137,266
LIABILITIES OF DISCONTINUED OPERATIONS	1,941	1,706
Total Liabilities	1,396,960	1,371,149
COMMITMENTS AND CONTINGENCIES - See Note 19
SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	377,925	410,947
Total Liabilities and Shareholders’ Equity	$1,774,885	$1,782,096

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION
(in thousands)	SHARES	PAR VALUE			SHARES	COST			Total
Balance at September 30, 2016	79,966	$19,992	$529,980	$475,760	34,797	$(501,866)	$(81,241)	$(31,678)	$410,947
Net income	—	—	—	17,309	—	—	—	—	17,309
Dividend	—	—	—	(5,137)	—	—	—	—	(5,137)
Shares withheld on employee taxes on vested equity awards	—	—	(97)	—	582	(13,558)	—	—	(13,655)
Amortization of deferred compensation	—	—	—	—	—	—	—	1,823	1,823
Common stock issued	3	—	22	—	—	—	—	—	22
Common stock acquired	—	—	—	—	129	(2,201)	—	—	(2,201)
Equity awards granted, net	869	217	(217)	—	—	—	—	—	—
Premium on settlement of convertible debt	—	—	(73,855)	—	—	—			(73,855)
Issuance of treasury stock in settlement of convertible debt	—	—	20,375	—	(1,955)	28,483	—	—	48,858
ESOP purchase of common stock	—	—	—	—	—	—	—	(9,213)	(9,213)
ESOP allocation of common stock	—	—	1,611	—	—	—	—	—	1,611
Stock-based compensation	—	—	4,795	—	—	—	—	—	4,795
Other comprehensive income, net of tax	—	—	—	—	—	—	(3,379)	—	(3,379)
Balance at March 31, 2017	80,838	$20,209	$482,614	$487,932	33,553	$(489,142)	$(84,620)	$(39,068)	$377,925

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Revenue	$495,764	$500,107	$962,864	$994,256
Cost of goods and services	380,215	385,950	731,187	763,994
Gross profit	115,549	114,157	231,677	230,262
Selling, general and administrative expenses	92,489	91,586	182,232	182,885
Income from operations	23,060	22,571	49,445	47,377
Other income (expense)
Interest expense	(12,645)	(12,392)	(26,018)	(24,415)
Interest income	23	44	29	55
Other, net	(199)	(385)	(241)	170
Total other expense, net	(12,821)	(12,733)	(26,230)	(24,190)
Income before taxes	10,239	9,838	23,215	23,187
Provision for income taxes	5,194	3,743	5,906	6,304
Net income	$5,045	$6,095	$17,309	$16,883
Basic income per common share	$0.12	$0.15	$0.43	$0.40
Weighted-average shares outstanding	41,277	41,426	40,307	41,697
Diluted income per common share	$0.12	$0.14	$0.40	$0.38
Weighted-average shares outstanding	43,229	43,891	42,776	44,727
Dividends paid per common share	$0.06	$0.05	$0.12	$0.10
Net income	$5,045	$6,095	$17,309	$16,883
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	8,409	13,683	(5,070)	10,334
Pension and other post retirement plans	544	386	1,088	772
Change in cash flow hedges	(1,020)	(1,649)	603	(2,664)
Total other comprehensive income (loss), net of taxes	7,933	12,420	(3,379)	8,442
Comprehensive income (loss), net	$12,978	$18,515	$13,930	$25,325

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,309	$16,883
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	37,173	34,202
Stock-based compensation	4,795	5,555
Provision for losses on accounts receivable	(18)	(13)
Amortization of debt discounts and issuance costs	2,919	3,384
Deferred income taxes	(236)	1,537
Gain on sale of assets and investments	(111)	(255)
Change in assets and liabilities, net of assets and liabilities acquired:
Increase in accounts receivable and contract costs and recognized income not yet billed	(11,567)	(43,751)
(Increase) decrease in inventories	(7,535)	17,617
Decrease in prepaid and other assets	2,283	2,220
Decrease in accounts payable, accrued liabilities and income taxes payable	(37,084)	(42,632)
Other changes, net	843	2,037
Net cash provided by (used in) operating activities	8,771	(3,216)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(42,513)	(45,952)
Acquired businesses, net of cash acquired	(6,051)	(1,744)
Investment in unconsolidated joint venture	—	(2,726)
Proceeds from sale of assets	140	868
Investment sales	—	715
Net cash used in investing activities	(48,424)	(48,839)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(5,137)	(4,508)
Purchase of shares for treasury	(15,759)	(33,640)
Proceeds from long-term debt	195,655	139,604
Payments of long-term debt	(123,264)	(46,323)
Change in short-term borrowings	(488)	(191)
Share premium payment on settled debt	(24,997)	—
Financing costs	(335)	(1,120)
Purchase of ESOP shares	(9,213)	—
Other, net	(186)	307
Net cash provided by financing activities	16,276	54,129
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities	(738)	(578)
Net cash used in discontinued operations	(738)	(578)
Effect of exchange rate changes on cash and equivalents	(1,013)	785
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(25,128)	2,281
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	72,553	52,001
CASH AND EQUIVALENTS AT END OF PERIOD	$47,425	$54,282
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

The fair values of Griffon’s 2022 senior notes approximated $725,000 on March 31, 2017. Fair values were based upon quoted market prices (level 1 inputs).

On January 17, 2017, Griffon's 4% convertible subordinated notes settled for a total of $173,855. The total settlement value for the convertible notes was based on the sum of the daily Volume Weighted Average Price multiplied by the conversion rate over a 40-day observation period (level 1 inputs).  The settlement value was split between $125,000 in cash and $48,858, or 1,954,993 shares of common stock issued from treasury.

Insurance contracts with values of $3,200 at March 31, 2017 are measured and recorded at fair value based upon quoted prices in active markets for similar assets (level 2 inputs) and are included in Prepaid and other current assets on the Consolidated Balance Sheets.

Items Measured at Fair Value on a Recurring Basis

At March 31, 2017, trading securities, measured at fair value based on quoted prices in active markets for similar assets (level 2 inputs), with a fair value of $1,443 ($1,000 cost basis), were included in Prepaid and other current assets on the Consolidated Balance Sheets. During the first quarter of 2016, the Company settled trading securities with proceeds totaling $715 and recognized a loss of $13 in Other income (expense). Realized and unrealized gains and losses on trading securities are included in Other income in the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

At March 31, 2017, Griffon had $17,500 of Australian dollar contracts at a weighted average rate of $1.30, which qualified for hedge accounting. These hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in Accumulated other comprehensive income (loss) ("AOCI") and Prepaid and other current assets, or Accrued liabilities, until settlement. Upon settlement, gains and losses are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Cost of goods and services ("COGS"). AOCI included deferred losses of $631 ($401, net of tax) at March 31, 2017 and losses of $172 and $821 were recorded in COGS during the quarter and six months ended March 31, 2017, respectively, for all settled contracts. All contracts expire in 28 to 179 days.

At March 31, 2017, Griffon had $3,300 of Canadian dollar contracts at a weighted average rate of $1.33. The contracts, which protect Canada operations from currency fluctuations for U.S. dollar based purchases, do not qualify for hedge accounting. For the quarter and six months ended March 31, 2017, a fair value gain (loss) of $(110) and $1, respectively, was recorded to Other liabilities and to Other income for the outstanding contracts, based on similar contract values (level 2 inputs). Realized gains of $94 and $53 were recorded in Other income during the quarter and six months ended March 31, 2017, respectively, for all settled contracts. All contracts expire in 28 to 179 days.

NOTE 3 – ACQUISITIONS AND INVESTMENTS

On December 30, 2016, AMES Australia acquired Hills Home Living ("Hills") for approximately $6,051 (AUD 8,400). The purchase price has been preliminary allocated to acquired assets and liabilities assumed and primarily consists of inventory, tooling and identifiable intangible assets, including trademarks, intellectual property and customer relationships. Hills, founded in 1946, is a market leader in the supply of clothesline, laundry and garden products. The Hills acquisition adds to AMES' existing broad category of products and enhances our lawn and garden product offerings in Australia.

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

NOTE 4 – INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out or average) or market.

The following table details the components of inventory:

	At March 31, 2017	At September 30, 2016
Raw materials and supplies	$77,783	$81,345
Work in process	92,668	75,852
Finished goods	146,379	151,672
Total	$316,830	$308,869

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

The following table details the components of property, plant and equipment, net:

	At March 31, 2017	At September 30, 2016
Land, building and building improvements	$142,358	$138,204
Machinery and equipment	811,410	804,280
Leasehold improvements	61,044	51,015
	1,014,812	993,499
Accumulated depreciation and amortization	(606,541)	(588,095)
Total	$408,271	$405,404
Depreciation and amortization expense for property, plant and equipment was $16,917 and $15,248 for the quarters ended March 31, 2017 and 2016, respectively, and $33,450 and $30,457 for the six months ended March 31, 2017 and 2016, respectively. Depreciation included in SG&A expenses was $3,693 and $3,250 for the quarters ended March 31, 2017 and 2016, respectively, and $7,206 and $6,408 for the six months ended March 31, 2017 and 2016, respectively. Remaining components of depreciation, attributable to manufacturing operations, are included in Cost of goods and services.

No event or indicator of impairment occurred during the six months ended March 31, 2017, which would require additional impairment testing of property, plant and equipment.

NOTE 6 – GOODWILL AND OTHER INTANGIBLES

The following table provides changes in the carrying value of goodwill by segment during the six months ended March 31, 2017:

	At September 30, 2016	Other adjustments including currency translations	At March 31, 2017
Home & Building Products	$287,617	$(30)	$287,587
Telephonics	18,545	—	18,545
PPC	55,023	(1,070)	53,953
Total	$361,185	$(1,100)	$360,085

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	At March 31, 2017			At September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$169,926	$50,095	25	$170,652	$47,217
Unpatented technology	5,989	4,280	12.5	6,073	4,060
Total amortizable intangible assets	175,915	54,375		176,725	51,277
Trademarks	89,136	—		85,151	—
Total intangible assets	$265,051	$54,375		$261,876	$51,277

Amortization expense for intangible assets was $1,862 and $1,870 for the quarters ended March 31, 2017 and 2016, respectively, and $3,723 and $3,745 for the six months ended March 31, 2017 and 2016, respectively.

No event or indicator of impairment occurred during the six months ended March 31, 2017 which would require impairment testing of long-lived intangible assets including goodwill.

NOTE 7 – INCOME TAXES

In both the quarter and six months ended March 31, 2017 and 2016, the Company reported pretax income, and recognized a tax provision of 50.7% and 25.4% for the quarter and six months ended March 31, 2017, respectively, compared to 38.0% and 27.2%, respectively, in the comparable prior year periods.

The quarter and six months ended March 31, 2017 tax rates included net provisions of $1,334 and net benefits of $2,929, respectively, compared to a net provision of $43 and net benefits of $2,548, respectively, in the comparable prior year periods. The net provision for the quarter ended March 31, 2017 is primarily related to discrete tax provisions and the impact of a valuation allowance taken on German net operating loss carryforwards that do not expire. The net benefits for the six-month periods ended March 31, 2017 and 2016, primarily related to discrete tax benefits for the adoption of recent Financial Accounting Standards Board ("FASB") guidance, which requires the company to recognize excess tax benefits from the vesting of equity awards within income tax expense, partially offset by a current year tax provision for the impact of a valuation allowance taken on German net operating loss carryforwards that do not expire. Excluding these tax items, the effective tax rates for the quarter and six months ended March 31, 2017 were 37.7% and 38.1%, respectively, compared to 37.6% and 38.2%, respectively, in the comparable prior year periods.

NOTE 8 – LONG-TERM DEBT

		At March 31, 2017					At September 30, 2016
		Outstanding Balance	Original Issuer Discount	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate (1)	Outstanding Balance	Original Issuer Discount	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate (1)
Senior notes due 2022	(a)	$725,000	$(1,312)	$(9,047)	$714,641	5.25%	725,000	$(1,447)	$(9,799)	$713,754	5.25%
Revolver due 2021	(b)	176,000	—	(2,179)	173,821	n/a	—	—	(2,425)	(2,425)	n/a
Convert. debt due 2017	(c)	—	—	—	—	n/a	100,000	(1,248)	(148)	98,604	4.00%
Real estate mortgages	(d)	36,519	—	(507)	36,012	n/a	37,861	—	(595)	37,266	n/a
ESOP Loans	(e)	42,290	—	(345)	41,945	n/a	34,387	—	(237)	34,150	n/a
Capital lease - real estate	(f)	5,885	—	(118)	5,767	5.00%	6,447	—	(131)	6,316	5.00%
Non U.S. lines of credit	(g)	1,731	—	(72)	1,659	n/a	11,462	—	(1)	11,461	n/a
Non U.S. term loans	(g)	33,056	—	(243)	32,813	n/a	33,669	—	(247)	33,422	n/a
Other long term debt	(h)	3,697	—	(22)	3,675	n/a	4,030	—	(20)	4,010	n/a
Totals		1,024,178	(1,312)	(12,533)	1,010,333		952,856	(2,695)	(13,603)	936,558
less: Current portion		(16,757)	—	—	(16,757)		(22,644)	—	—	(22,644)
Long-term debt		$1,007,421	$(1,312)	$(12,533)	$993,576		$930,212	$(2,695)	$(13,603)	$913,914
 (1) n/a = not applicable

		Three Months Ended March 31, 2017					Three Months Ended March 31, 2016
		Effective Interest Rate (1)	Cash Interest	Amort. Debt Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate (1)	Cash Interest	Amort. Debt Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2022	(a)	5.6%	9,515	68	461	10,044	5.5%	7,875	—	323	8,198
Revolver due 2021	(b)	n/a	1,326	—	150	1,476	n/a	954	—	122	1,076
Convert. debt due 2017	(c)	8.9%	167	190	37	394	9.2%	1,000	1,079	111	2,190
Real estate mortgages	(d)	2.6%	229	—	18	247	2.2%	154	—	17	171
ESOP Loans	(e)	4.0%	369	—	38	407	3.3%	275	—	17	292
Capital lease - real estate	(f)	5.4%	75	—	6	81	5.4%	90	—	7	97
Non U.S. lines of credit	(g)	n/a	61	—	7	68	n/a	97	—	22	119
Non U.S. term loans	(g)	n/a	308	—	25	333	n/a	272	—	13	285
Other long term debt	(h)	n/a	88	—	4	92	n/a	79	—	—	79
Capitalized interest			(497)	—	—	(497)		(118)	—	3	(115)
Totals			$11,641	$258	$746	$12,645		$10,678	$1,079	$635	$12,392
(1) n/a = not applicable

		Six Months Ended March 31, 2017					Six Months Ended March 31, 2016
		Effective Interest Rate (1)	Cash Interest	Amort. Debt Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate (1)	Cash Interest	Amort. Debt Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2022	(a)	5.6%	19,031	135	934	20,100	5.5%	15,750	—	645	16,395
Revolver due 2021	(b)	n/a	1,651	—	282	1,933	n/a	1,525	—	237	1,762
Convert. debt due 2017	(c)	8.9%	1,167	1,248	148	2,563	9.0%	2,000	2,127	222	4,349
Real estate mortgages	(d)	2.4%	416	—	20	436	2.1%	305	—	29	334
ESOP Loans	(e)	4.1%	733	—	65	798	3.1%	531	—	35	566
Capital lease - real estate	(f)	5.4%	155	—	12	167	5.4%	183	—	13	196
Non U.S. lines of credit	(g)	n/a	196	—	10	206	n/a	356	—	46	402
Non U.S. term loans	(g)	n/a	612	—	59	671	n/a	556	—	26	582
Other long term debt	(h)	n/a	162	—	6	168	n/a	98	—	—	98
Capitalized interest			(1,024)	—	—	(1,024)		(274)	—	5	(269)
Totals			$23,099	$1,383	$1,536	$26,018		$21,030	$2,127	$1,258	$24,415
(1) n/a = not applicable

(a)
On May 18, 2016, in an unregistered offering through a private placement under Rule 144A, Griffon completed the add-on offering of $125,000 principal amount of its 5.25% senior notes due 2022, at 98.76% of par, to Griffon's previously issued $600,000 5.25% senior notes due 2022, at par, which was completed on February 27, 2014 (collectively the “Senior Notes”). As of March 31, 2017, outstanding Senior Notes due totaled $725,000; interest is payable semi-annually on March 1 and September 1. The net proceeds of the add-on offering were used to pay down outstanding borrowings under Griffon's Revolving Credit Facility (the "Credit Agreement").

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On July 20, 2016 and June 18, 2014, Griffon exchanged all of the $125,000 and $600,000 Senior Notes, respectively, for substantially identical Senior Notes registered under the Securities Act of 1933 via an exchange offer. The fair value of the Senior Notes approximated $725,000 on March 31, 2017 based upon quoted market prices (level 1 inputs). In connection with the issuance and exchange of the $125,000 senior notes, Griffon capitalized $3,016 of underwriting fees and other expenses, which will amortize over the term of such notes; Griffon capitalized $10,313 in connection with the previously issued $600,000 senior notes.

(b)
On March 22, 2016, Griffon amended the Credit Agreement to increase the credit facility from $250,000 to $350,000, extend its maturity date from March 13, 2020 to March 22, 2021 and modify certain other provisions of the facility. The facility includes a letter sub-facility with a limit of $50,000 and a multi-currency sub-facility of $50,000. The Credit Agreement provides for same day borrowings of base rate loans. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility or the occurrence of an event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, in each case without a floor, plus an applicable margin, which adjusts based on financial performance. Current margins are 1.25% for base rate loans and 2.25% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries (except that a lien on the assets of Griffon's material domestic subsidiaries securing a limited amount of the debt under the credit agreement relating to Griffon's Employee Stock Ownership Plan ("ESOP") ranks pari passu with the lien granted on such assets under the Credit Agreement; see footnote (e) below). At March 31, 2017, there were $176,000 in outstanding borrowings and standby letters of credit were $16,440 under the Credit Agreement; $157,560 was available, subject to certain loan covenants, for borrowing at that date.

(c)
On December 21, 2009, Griffon issued $100,000 principal amount of 4% convertible subordinated notes due 2017 (the “2017 Notes”). On July 14, 2016, Griffon announced that it would settle, upon conversion, up to $125,000 of the conversion value of the 2017 Notes in cash, with amounts in excess of $125,000, if any, to be settled in shares of Griffon common stock. On January 17, 2017, Griffon settled the convertible debt for $173,855 with $125,000 in cash, utilizing borrowings under the Revolving Credit Facility, and $48,858, or 1,954,993 shares, of common stock issued from treasury.

(d)
In September 2015 and March 2016, Griffon entered into mortgage loans in the amounts of $32,280 and $8,000, respectively. The mortgage loans are secured by four properties occupied by Griffon's subsidiaries. The loans mature in September 2025 and April 2018, respectively, are collateralized by the specific properties financed and are guaranteed by Griffon. The loans bear interest at a rate of LIBOR plus 1.50%. At March 31, 2017, $36,012 was outstanding, net of issuance costs.

(e)
In August 2016, Griffon’s ESOP entered into an agreement that refinanced the existing ESOP loan into a new Term Loan in the amount of $35,092 (the "Agreement"). The Agreement also provided for a Line Note with $10,908 available to purchase shares of Griffon common stock in the open market. The availability period for the Line Note runs through August 2017 at which point the outstanding balance under the Line Note will be combined with the Term Loan. The Term Loan and Line Note bear interest at LIBOR plus 2.50%. The Term Loan requires quarterly principal payments of $655 through September 30, 2017 and $569 thereafter, with a balloon payment due at maturity on March 22, 2020. There were no shares purchased in the quarter ended March 31, 2017. During the quarter ended December 31, 2016, Griffon purchased 548,912 shares of common stock, for a total of $9,213 or $16.78 per share, with proceeds from the Line Note. The remaining amount available under the Line Note is $1,695. As of March 31, 2017, $41,945, net of issuance costs, was outstanding under the Term Loan and Line Note. The Term Loan is secured by shares purchased with the proceeds of the loan and with a lien on a specific amount of Griffon assets (which lien ranks pari passu with the lien granted on such assets under the Credit Agreement) and is guaranteed by Griffon.

(f)
In October 2006, CBP entered into a capital lease totaling $14,290 for real estate in Troy, Ohio. The lease matures in 2022, bears interest at a fixed rate of 5.0%, is secured by a mortgage on the real estate and is guaranteed by Griffon. At March 31, 2017, $5,767 was outstanding, net of issuance costs.

(g)
In September 2015, Clopay Europe GmbH (“Clopay Europe”) entered into a EUR 5,000 ($5,368 as of March 31, 2017) revolving credit facility and EUR 15,000 term loan. The term loan is payable in twelve quarterly installments of EUR 1,250, bears interest at a fixed rate of 2.5% and matures in September 2018. The revolving facility matures in September 2017, but is renewable upon mutual agreement with the bank. The revolving credit facility accrues interest at EURIBOR plus 1.75% per annum (1.75% at March 31, 2017). The revolver and the term loan are both secured by substantially all of the assets of Clopay Europe and its subsidiaries. Griffon guarantees the revolving facility and term loan. The term loan had an outstanding balance of EUR 7,500 ($8,052 at March 31, 2017) and the revolver had no outstanding borrowings at March 31, 2017. Clopay Europe is required to maintain a certain minimum equity to assets ratio and is subject to a maximum debt leverage ratio (defined as the ratio of total debt to EBITDA).

Clopay do Brazil maintains a line of credit of R$7,000 ($2,209 as of March 31, 2017). Interest on borrowings accrues at various fixed rates which averaged about 15.2% as of March 31, 2017. At March 31, 2017, there was approximately R$5,485 ($1,731 as of March 31, 2017) borrowed under the line. PPC guarantees the line of credit.
In November 2012, Garant G.P. (“Garant”) entered into a CAD $15,000 ($11,258 as of March 31, 2017) revolving credit facility.  The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (2.45% LIBOR USD and 2.18% Bankers Acceptance Rate CDN as of March 31, 2017). The revolving facility matures in October 2019. Garant is required to maintain a certain minimum equity.  At March 31, 2017, there were no borrowings under the revolving credit facility.

In July 2016, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries ("Griffon Australia") entered into an AUD 30,000 term loan and an AUD 10,000 revolver. The term loan refinanced two existing term loans and the revolver replaced two existing lines. In December 2016, the amount available under the revolver was increased from AUD 10,000 to AUD 20,000 and, in March 2017, the term loan commitment was increased by AUD 5,000 to AUD 33,500. The term loan requires quarterly principal payments of AUD 875 plus interest, with a balloon payment of AUD 24,750 due upon maturity in June 2019, and accrues interest at Bank Bill Swap Bid Rate “BBSY” plus 2.00% per annum (3.85% at March 31, 2017). The term loan had an outstanding balance of AUD 32,625 ($25,004 as of March 31, 2017). The revolving facility matures in November 2017, but is renewable upon mutual agreement with the bank, and accrues interest at BBSY plus 2.0% per annum (3.67% at March 31, 2017). At March 31, 2017, there were no borrowings under the revolver. The revolver and the term loan are both secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon guarantees the term loan. Griffon Australia is required to maintain a certain minimum equity level and is subject to a maximum leverage ratio and a minimum fixed charges cover ratio.

(h)	Other long-term debt consists primarily of a loan with the Pennsylvania Industrial Development Authority, with the balance consisting of capital leases.
At March 31, 2017, Griffon and its subsidiaries were in compliance with the terms and covenants of all credit and loan agreements.

NOTE 9 — SHAREHOLDERS’ EQUITY

During 2017, the Company paid a quarterly cash dividend of $0.06 per share in each quarter, totaling $0.12 per share for the six months ended March 31, 2017. During 2016, the Company paid quarterly cash dividends of $0.05 per share, totaling $0.20 per share for the year. Dividends paid on shares in the ESOP were used to offset ESOP loan payments and recorded as a reduction of debt service payments and compensation expense. A dividend payable was established for the holders of restricted shares; such dividends will be released upon vesting of the underlying restricted shares.

On May 4, 2017 the Board of Directors declared a quarterly cash dividend of $0.06 per share, payable on June 22, 2017 to shareholders of record as of the close of business on May 26, 2017.

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

On January 29, 2016, shareholders approved the Griffon Corporation 2016 Equity Incentive Plan ("Incentive Plan") under which awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, restricted stock units, deferred shares and other stock-based awards may be granted. Options granted under the Incentive Plan may be either “incentive stock options” or nonqualified stock options, generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The maximum number of shares of common stock available for award under the Incentive Plan is 2,350,000 (600,000 of which may be issued as incentive stock options), plus (i) any shares reserved for issuance under the 2011 Equity Incentive Plan as of the effective date of the Incentive Plan, and (ii) any shares underlying awards outstanding on such effective date under the 2011 Incentive Plan that are canceled or forfeited. As of March 31, 2017, there were 1,068,362 shares available for grant.

All grants outstanding under former equity plans will continue under their terms; no additional awards will be granted under such plans.

During the first quarter of 2017, Griffon granted 300,494 shares of restricted stock, subject to certain performance conditions, with vesting periods of three years, with a total fair value of $6,055, or a weighted average fair value of $20.15 per share. During the second quarter of 2017, Griffon granted 528,000 shares of restricted stock to two senior executives with a vesting period of four years and a two year post-vesting holding period, subject to the achievement of certain absolute and relative performance conditions relating to the price of Griffon's common stock. So long as the minimum performance condition is attained, the amount of shares that can vest will range from 384,000 to 528,000. The total fair value of these restricted shares is approximately $8,500, or a weighted average fair value of $16.10. Also during the second quarter, Griffon granted 40,700 shares with a vesting period of three years and a fair value of $1,036, or a weighted average fair value of $25.45 per share.

For the quarters ended March 31, 2017 and 2016, stock based compensation expense totaled $2,343 and $2,489, respectively. For the six months ended March 31, 2017 and 2016, stock based compensation expense totaled $4,795 and $5,555, respectively.

During the quarter and six months ended March 31, 2017, 27,431 shares, with a market value of $685 or $24.97 per share, and 582,478 shares, with a market value of $13,558 or $23.28 per share, respectively, were withheld to settle employee taxes due to the vesting of restricted stock, and were added to treasury.

On December 21, 2009, Griffon issued $100,000 principal amount of 4% convertible subordinated notes due 2017 (the “2017 Notes”). On July 14, 2016, Griffon announced that it would settle, upon conversion, up to $125,000 of the conversion value of the 2017 Notes in cash, with amounts in excess of $125,000, if any, to be settled in shares of Griffon common stock. On January 17, 2017, Griffon settled the convertible debt for $173,855 with $125,000 in cash, utilizing borrowing under the Revolving Credit Facility, and $48,858, or 1,954,993 shares of common stock issued from treasury.

On each of July 29, 2015 and August 3, 2016, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under these share repurchase programs, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. There were no repurchases under these programs during the quarter ended March 31, 2017. During the six months ended March 31, 2017, Griffon purchased 129,000 shares of common stock under these programs, for a total of $2,201 or $17.06 per share. As of March 31, 2017, $49,437 remains under the August 2016 Board authorization.

From August 2011 to March 31, 2017, Griffon repurchased 15,984,854 shares of common stock, for a total of $211,621 or $13.24 per share, under Board authorized repurchase programs.

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

NOTE 10 – EARNINGS PER SHARE (EPS)

Basic EPS (and diluted EPS in periods when a loss exists) was calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS was calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding plus additional common shares that were issued in connection with stock based compensation and upon the settlement of the 2017 convertible notes.

The following table is a reconciliation of the share amounts (in thousands) used in computing earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Weighted average shares outstanding - basic	41,277	41,426	40,307	41,697
Incremental shares from stock based compensation	1,557	2,059	1,740	2,135
Convertible debt matured 2017	395	406	729	895

Weighted average shares outstanding - diluted	43,229	43,891	42,776	44,727

Anti-dilutive options excluded from diluted EPS computation	—	416	—	418

On July 14, 2016, Griffon announced that it would settle, upon conversion, up to $125,000 of the conversion value of the 2017 Notes in cash, with amounts in excess of $125,000, if any, to be settled in shares of Griffon common stock. During the quarter ended March 31, 2017, Griffon settled the 2017 Notes for $173,855 with $125,000 in cash and 1,954,993 shares of common stock issued from treasury. Prior to settlement, Griffon had the intent and ability to settle the principal amount of the 2017 Notes in cash, and as such, the issuance of shares related to the principal amount of the 2017 Notes did not affect diluted shares.

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

Information on Griffon’s reportable segments is as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
REVENUE	2017	2016	2017	2016
Home & Building Products:
AMES	$162,907	$165,847	$283,631	$284,137
CBP	122,628	113,387	266,088	256,295
Home & Building Products	285,535	279,234	549,719	540,432
Telephonics	98,272	105,874	186,365	214,911
PPC	111,957	114,999	226,780	238,913
Total consolidated net sales	$495,764	$500,107	$962,864	$994,256

The following table reconciles segment operating profit to income before taxes:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
INCOME BEFORE TAXES	2017	2016	2017	2016
Segment operating profit:
Home & Building Products	$18,313	$17,810	$40,953	$38,969
Telephonics	9,016	7,875	14,407	15,688
PPC	5,272	5,880	13,303	11,897
Total segment operating profit	32,601	31,565	68,663	66,554
Net interest expense	(12,622)	(12,348)	(25,989)	(24,360)
Unallocated amounts	(9,740)	(9,379)	(19,459)	(19,007)
Income before taxes	$10,239	$9,838	$23,215	$23,187

Griffon evaluates performance and allocates resources based on each segment's operating results before interest income and expense, income taxes, depreciation and amortization, unallocated amounts (mainly corporate overhead), restructuring charges, loss on debt extinguishment and acquisition related expenses, as well as other items that may affect comparability, as applicable (“Segment adjusted EBITDA”). Griffon believes this information is useful to investors for the same reason.

The following table provides a reconciliation of Segment adjusted EBITDA to Income before taxes:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2017	2016	2017	2016
Segment adjusted EBITDA:
Home & Building Products	$27,565	$26,338	$59,372	$56,167
Telephonics	11,787	10,444	19,895	20,788
PPC	11,904	11,781	26,341	23,566
Total Segment adjusted EBITDA	51,256	48,563	105,608	100,521
Net interest expense	(12,622)	(12,348)	(25,989)	(24,360)
Segment depreciation and amortization	(18,655)	(16,998)	(36,945)	(33,967)
Unallocated amounts	(9,740)	(9,379)	(19,459)	(19,007)
Income before taxes	$10,239	$9,838	$23,215	$23,187

Unallocated amounts typically include general corporate expenses not attributable to a reportable segment.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
DEPRECIATION and AMORTIZATION	2017	2016	2017	2016
Segment:
Home & Building Products	$9,252	$8,528	$18,419	$17,198
Telephonics	2,771	2,569	5,488	5,100
PPC	6,632	5,901	13,038	11,669
Total segment depreciation and amortization	18,655	16,998	36,945	33,967
Corporate	124	120	228	235
Total consolidated depreciation and amortization	$18,779	$17,118	$37,173	$34,202

CAPITAL EXPENDITURES
Segment:
Home & Building Products	$4,140	$10,835	$10,413	$28,115
Telephonics	1,817	1,958	3,113	3,238
PPC	12,180	6,956	27,086	13,360
Total segment	18,137	19,749	40,612	44,713
Corporate	1,898	1,185	1,901	1,239
Total consolidated capital expenditures	$20,035	$20,934	$42,513	$45,952

ASSETS	At March 31, 2017	At September 30, 2016
Segment assets:
Home & Building Products	$1,044,739	$1,020,297
Telephonics	312,124	334,631
PPC	351,268	365,920
Total segment assets	1,708,131	1,720,848
Corporate	64,605	59,061
Total continuing assets	1,772,736	1,779,909
Assets of discontinued operations	2,149	2,187
Consolidated total	$1,774,885	$1,782,096

NOTE 12 – DEFINED BENEFIT PENSION EXPENSE

Defined benefit pension expense (income) was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Interest cost	$1,402	$2,080	$2,804	$4,160
Expected return on plan assets	(2,736)	(2,916)	(5,472)	(5,832)
Amortization:
Prior service cost	4	4	8	8
Recognized actuarial loss	832	591	1,664	1,181
Net periodic expense (income)	$(498)	$(241)	$(996)	$(483)

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

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS
Recently adopted accounting pronouncements

In March 2016, the FASB issued guidance on Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the classification of related matters in the statement of cash flows. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2016 using either prospective, retrospective or modified retrospective transition method, depending on the area covered in this update. In the fourth quarter of fiscal 2016, the Company early adopted this guidance as of October 1, 2015, using the prospective transition method in order to simplify the accounting for employee share-based payments. As such, all excess tax benefits (“windfalls”) and deficiencies (“shortfalls”) related to employee stock compensation were recognized within income tax expense and included in operating cash flow for the year ended September 30, 2016. Under prior guidance, windfalls were recognized to Capital in excess of par value and shortfalls were only recognized to the extent they exceeded the pool of windfall tax benefits; benefits were recognized in financing activities in the cash flow.

The first through third 2016 quarters and related year-to-date periods were adjusted as a result of the adoption. A tax benefit of $2,193 was recognized within income tax expense reflecting the excess tax benefits in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the six-month period ended March 31, 2016. Additionally, income tax benefits at settlement of an award were previously reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award's vesting period. As such, there was a $2,193 increase to net cash provided by operating activities and a corresponding decrease to net cash used in financing activities in the accompanying Condensed Consolidated Statement of Cash Flows for six-month period ended March 31, 2016. The remaining provisions of this accounting standard did not have a material impact on the accompanying condensed consolidated financial statements.

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

NOTE 14 – DISCONTINUED OPERATIONS

The following amounts related to the Installation Services segment, discontinued in 2008, and other businesses discontinued several years ago, which have been segregated from Griffon’s continuing operations, and are reported as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets:

	At March 31, 2017	At September 30, 2016
Assets of discontinued operations:
Prepaid and other current assets	$215	$219
Other long-term assets	1,934	1,968
Total assets of discontinued operations	$2,149	$2,187

Liabilities of discontinued operations:
Accrued liabilities, current	$1,324	$1,684
Other long-term liabilities	1,941	1,706
Total liabilities of discontinued operations	$3,265	$3,390

There was no Installation Services revenue or income for the quarter ended March 31, 2017 or 2016.

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

The activity in the restructuring accrual recorded in accrued liabilities consisted of the following:

	Workforce Reduction	Other Related	Total
Accrued liability at September 30, 2016	$2,487	$1,004	$3,491
Payments	(1,443)	(543)	(1,986)
Accrued liability at March 31, 2017	$1,044	$461	$1,505

NOTE 16 – OTHER INCOME (EXPENSE)

For the quarters ended March 31, 2017 and 2016, Other income (expense) included $(314) and ($322), respectively, of net currency exchange losses in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $68 and $10, respectively, of net investment income.

For the six months ended March 31, 2017 and 2016, Other income (expense) included $(268) and $109, respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $155 and $202, respectively, of net investment income.

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

Changes in Griffon’s warranty liability, included in Accrued liabilities, were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Balance, beginning of period	$6,015	$6,062	$6,322	$6,040
Warranties issued and changes in estimated pre-existing warranties	1,213	1,506	2,507	3,008
Actual warranty costs incurred	(1,425)	(1,099)	(3,026)	(2,579)
Balance, end of period	$5,803	$6,469	$5,803	$6,469

NOTE 18 – OTHER COMPREHENSIVE INCOME (LOSS)

The amounts recognized in other comprehensive income (loss) were as follows:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$8,409	$—	$8,409	$13,683	$—	$13,683
Pension and other defined benefit plans	836	(292)	544	595	(209)	386
Cash flow hedges	(1,428)	408	(1,020)	(2,355)	706	(1,649)
Total other comprehensive income (loss)	$7,817	$116	$7,933	$11,923	$497	$12,420

	Six Months Ended March 31, 2017			Six Months Ended March 31, 2016
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(5,070)	$—	$(5,070)	$10,334	$—	$10,334
Pension and other defined benefit plans	1,672	(584)	1,088	1,189	(417)	772
Cash flow hedges	844	(241)	603	(3,805)	1,141	(2,664)
Total other comprehensive income (loss)	$(2,554)	$(825)	$(3,379)	$7,718	$724	$8,442

The components of Accumulated other comprehensive income (loss) are as follows:

	March 31, 2017	September 30, 2016
Foreign currency translation adjustments	$(47,964)	$(42,894)
Pension and other defined benefit plans	(36,255)	(37,343)
Change in Cash flow hedges	(401)	(1,004)
	$(84,620)	$(81,241)

Amounts reclassified from accumulated other comprehensive income (loss) to income were as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
Gain (Loss)	2017	2016	2017	2016
Pension amortization	$(836)	$(595)	$(1,672)	$(1,189)
Cash flow hedges	(172)	684	(821)	1,089
Total gain (loss)	(1,008)	89	(2,493)	(100)
Tax benefit (expense)	303	(3)	748	77
Total	$(705)	$86	$(1,745)	$(23)

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

NOTE 20 — CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the domestic assets of Clopay Building Products Company, Inc., Clopay Plastic Products Company, Inc., Telephonics Corporation, The AMES Companies, Inc., ATT Southern, Inc. and Clopay Ames True Temper Holding Corp., all of which are indirectly 100% owned by Griffon. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act of 1933, presented below are condensed consolidating financial information as of March 31, 2017 and September 30, 2016 and for the three and six months ended March 31, 2017 and 2016. The financial information may not necessarily be indicative of the results of operations or financial position of the guarantor companies or non-guarantor companies had they operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly-owned subsidiaries accounted for under the equity method.

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

CONDENSED CONSOLIDATING BALANCE SHEETS
At March 31, 2017

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CURRENT ASSETS
Cash and equivalents	$1,416	$7,405	$38,604	$—	$47,425
Accounts receivable, net of allowances	—	212,815	57,931	(18,707)	252,039
Contract costs and recognized income not yet billed, net of progress payments	—	119,255	318	—	119,573
Inventories, net	—	261,089	55,838	(97)	316,830
Prepaid and other current assets	8,910	18,596	12,074	126	39,706
Assets of discontinued operations	—	—	215	—	215
Total Current Assets	10,326	619,160	164,980	(18,678)	775,788
PROPERTY, PLANT AND EQUIPMENT, net	804	300,765	106,702	—	408,271
GOODWILL	—	284,875	75,210	—	360,085
INTANGIBLE ASSETS, net	—	145,734	64,942	—	210,676
INTERCOMPANY RECEIVABLE	580,832	768,367	338,187	(1,687,386)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	827,369	860,369	1,926,769	(3,614,507)	—
OTHER ASSETS	6,502	5,102	6,506	21	18,131
ASSETS OF DISCONTINUED OPERATIONS	—	—	1,934	—	1,934
Total Assets	$1,425,833	$2,984,372	$2,685,230	$(5,320,550)	$1,774,885
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$2,981	$2,333	$11,443	$—	$16,757
Accounts payable and accrued liabilities	18,416	183,823	66,942	(12,015)	257,166
Liabilities of discontinued operations	—	—	1,324	—	1,324
Total Current Liabilities	21,397	186,156	79,709	(12,015)	275,247

LONG-TERM DEBT, net	934,876	17,755	40,945	—	993,576
INTERCOMPANY PAYABLES	75,291	811,960	771,288	(1,658,539)	—
OTHER LIABILITIES	16,344	102,050	13,860	(6,058)	126,196
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	1,941	—	1,941
Total Liabilities	1,047,908	1,117,921	907,743	(1,676,612)	1,396,960
SHAREHOLDERS’ EQUITY	377,925	1,866,451	1,777,487	(3,643,938)	377,925
Total Liabilities and Shareholders’ Equity	$1,425,833	$2,984,372	$2,685,230	$(5,320,550)	$1,774,885

CONDENSED CONSOLIDATING BALANCE SHEETS
At September 30, 2016

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CURRENT ASSETS
Cash and equivalents	$6,517	$27,692	$38,344	$—	$72,553
Accounts receivable, net of allowances	—	175,583	63,810	(5,642)	233,751
Contract costs and recognized income not yet billed, net of progress payments	—	126,961	—	—	126,961
Inventories, net	—	239,325	69,544	—	308,869
Prepaid and other current assets	39,763	31,191	16,447	(48,796)	38,605
Assets of discontinued operations	—	—	219	—	219
Total Current Assets	46,280	600,752	188,364	(54,438)	780,958

PROPERTY, PLANT AND EQUIPMENT, net	956	303,735	100,713	—	405,404
GOODWILL	—	284,875	76,310	—	361,185
INTANGIBLE ASSETS, net	—	147,960	62,639	—	210,599
INTERCOMPANY RECEIVABLE	539,938	713,118	307,081	(1,560,137)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	824,887	866,595	1,916,622	(3,608,104)	—
OTHER ASSETS	6,529	12,151	12,675	(9,373)	21,982
ASSETS OF DISCONTINUED OPERATIONS	—	—	1,968	—	1,968
Total Assets	$1,418,590	$2,929,186	$2,666,372	$(5,232,052)	$1,782,096
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$3,153	$2,307	$17,184	$—	$22,644
Accounts payable and accrued liabilities	65,751	202,657	65,213	(39,686)	293,935
Liabilities of discontinued operations	—	—	1,684	—	1,684
Total Current Liabilities	68,904	204,964	84,081	(39,686)	318,263
LONG-TERM DEBT, net	848,589	18,872	46,453	—	913,914
INTERCOMPANY PAYABLES	57,648	737,980	735,053	(1,530,681)	—
OTHER LIABILITIES	32,502	114,491	26,574	(36,301)	137,266
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	1,706	—	1,706
Total Liabilities	1,007,643	1,076,307	893,867	(1,606,668)	1,371,149
SHAREHOLDERS’ EQUITY	410,947	1,852,879	1,772,505	(3,625,384)	410,947
Total Liabilities and Shareholders’ Equity	$1,418,590	$2,929,186	$2,666,372	$(5,232,052)	$1,782,096

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2017

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$396,637	$108,571	$(9,444)	$495,764
Cost of goods and services	—	304,706	85,224	(9,715)	380,215
Gross profit	—	91,931	23,347	271	115,549
Selling, general and administrative expenses	7,077	66,234	19,271	(93)	92,489
Income (loss) from operations	(7,077)	25,697	4,076	364	23,060
Other income (expense)
Interest income (expense), net	(3,322)	(8,233)	(1,067)	—	(12,622)
Other, net	68	908	(811)	(364)	(199)
Total other income (expense)	(3,254)	(7,325)	(1,878)	(364)	(12,821)
Income (loss) before taxes	(10,331)	18,372	2,198	—	10,239
Provision (benefit) for income taxes	(1,534)	5,428	1,300	—	5,194
Income (loss) before equity in net income of subsidiaries	(8,797)	12,944	898	—	5,045
Equity in net income (loss) of subsidiaries	13,842	922	12,944	(27,708)	—
Net income (loss)	$5,045	$13,866	$13,842	$(27,708)	$5,045

Net Income (loss)	$5,045	$13,866	$13,842	$(27,708)	$5,045
Other comprehensive income (loss), net of taxes	7,933	(3,590)	(8,280)	11,870	7,933
Comprehensive income (loss)	$12,978	$10,276	$5,562	$(15,838)	$12,978

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2016

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$406,989	$100,614	$(7,496)	$500,107
Cost of goods and services	—	313,203	80,493	(7,746)	385,950
Gross profit	—	93,786	20,121	250	114,157
Selling, general and administrative expenses	6,530	66,197	18,952	(93)	91,586
Income (loss) from operations	(6,530)	27,589	1,169	343	22,571
Other income (expense)
Interest income (expense), net	(2,696)	(7,752)	(1,900)	—	(12,348)
Other, net	18	904	(964)	(343)	(385)
Total other income (expense)	(2,678)	(6,848)	(2,864)	(343)	(12,733)
Income (loss) before taxes	(9,208)	20,741	(1,695)	—	9,838
Provision (benefit) for income taxes	(3,650)	8,012	(619)	—	3,743
Income (loss) before equity in net income of subsidiaries	(5,558)	12,729	(1,076)	—	6,095
Equity in net income (loss) of subsidiaries	11,653	(1,108)	12,730	(23,275)	—
Net income (loss)	$6,095	$11,621	$11,654	$(23,275)	$6,095

Net Income (loss)	$6,095	$11,621	$11,654	$(23,275)	$6,095
Other comprehensive income (loss), net of taxes	12,420	2,062	10,358	(12,420)	12,420
Comprehensive income (loss)	$18,515	$13,683	$22,012	$(35,695)	$18,515

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended March 31, 2017

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$756,498	$223,420	$(17,054)	$962,864
Cost of goods and services	—	576,438	172,324	(17,575)	731,187
Gross profit	—	180,060	51,096	521	231,677
Selling, general and administrative expenses	13,721	129,231	39,465	(185)	182,232
Income (loss) from operations	(13,721)	50,829	11,631	706	49,445
Other income (expense)
Interest income (expense), net	(7,349)	(16,291)	(2,349)	—	(25,989)
Other, net	161	1,559	(1,255)	(706)	(241)
Total other income (expense)	(7,188)	(14,732)	(3,604)	(706)	(26,230)
Income (loss) before taxes	(20,909)	36,097	8,027	—	23,215
Provision (benefit) for income taxes	(10,563)	13,096	3,373	—	5,906
Income (loss) before equity in net income of subsidiaries	(10,346)	23,001	4,654	—	17,309
Equity in net income (loss) of subsidiaries	27,655	4,720	23,001	(55,376)	—
Net income (loss)	$17,309	$27,721	$27,655	$(55,376)	$17,309

Net Income (loss)	$17,309	$27,721	$27,655	$(55,376)	$17,309
Other comprehensive income (loss), net of taxes	(3,379)	(7,907)	5,354	2,553	(3,379)
Comprehensive income (loss)	$13,930	$19,814	$33,009	$(52,823)	$13,930

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended March 31, 2016

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$796,249	$213,346	$(15,339)	$994,256
Cost of goods and services	—	611,587	168,389	(15,982)	763,994
Gross profit	—	184,662	44,957	643	230,262
Selling, general and administrative expenses	12,928	132,144	37,998	(185)	182,885
Income (loss) from operations	(12,928)	52,518	6,959	828	47,377
Other income (expense)
Interest income (expense), net	(4,952)	(15,541)	(3,867)	—	(24,360)
Other, net	211	1,920	(1,133)	(828)	170
Total other income (expense)	(4,741)	(13,621)	(5,000)	(828)	(24,190)
Income (loss) before taxes	(17,669)	38,897	1,959	—	23,187
Provision (benefit) for income taxes	(11,639)	16,829	1,114	—	6,304
Income (loss) before equity in net income of subsidiaries	(6,030)	22,068	845	—	16,883
Equity in net income (loss) of subsidiaries	22,913	821	22,068	(45,802)	—
Net income (loss)	$16,883	$22,889	$22,913	$(45,802)	$16,883

Net Income (loss)	$16,883	$22,889	$22,913	$(45,802)	$16,883
Other comprehensive income (loss), net of taxes	8,442	2,201	6,241	(8,442)	8,442
Comprehensive income (loss)	$25,325	$25,090	$29,154	$(54,244)	$25,325

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2017

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$17,309	$27,721	$27,655	$(55,376)	$17,309
Net cash provided by (used in) operating activities:	(54,311)	24,399	38,683	—	8,771
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(11)	(30,030)	(12,472)	—	(42,513)
Acquired businesses, net of cash acquired	—	—	(6,051)	—	(6,051)
Proceeds from sale of assets	—	112	28	—	140
Net cash provided by investing activities	(11)	(29,918)	(18,495)	—	(48,424)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(15,759)	—	—	—	(15,759)
Proceeds from long-term debt	185,213	—	10,442	—	195,655
Payments of long-term debt	(101,577)	(1,112)	(20,575)	—	(123,264)
Change in short-term borrowings	—	—	(488)	—	(488)
Share premium payment on settled debt	(24,997)	—	—	—	(24,997)
Financing costs	(335)	—	—	—	(335)
Purchase of ESOP shares	(9,213)	—	—	—	(9,213)
Dividends paid	(5,137)	—	—	—	(5,137)
Other, net	21,026	(13,656)	(7,556)	—	(186)
Net cash provided by (used in) financing activities	49,221	(14,768)	(18,177)	—	16,276
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	—	—	(738)	—	(738)
Effect of exchange rate changes on cash and equivalents	—	—	(1,013)	—	(1,013)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(5,101)	(20,287)	260	—	(25,128)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	6,517	27,692	38,344	—	72,553
CASH AND EQUIVALENTS AT END OF PERIOD	$1,416	$7,405	$38,604	$—	$47,425

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2016

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16,883	$22,889	$22,913	$(45,802)	$16,883
Net cash provided by (used in) operating activities:	(55,560)	51,805	539	—	(3,216)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(186)	(37,970)	(7,796)	—	(45,952)
Acquired businesses, net of cash acquired	—	—	(1,744)	—	(1,744)
Investment in unconsolidated joint venture	—	(2,726)	—	—	(2,726)
Investment sales	715	—	—	—	715
Proceeds from sale of assets	—	764	104	—	868
Net cash provided by (used in) investing activities	529	(39,932)	(9,436)	—	(48,839)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(33,640)	—	—	—	(33,640)
Proceeds from long-term debt	115,000	2,361	22,243	—	139,604
Payments of long-term debt	(20,601)	(1,064)	(24,658)	—	(46,323)
Change in short-term borrowings	—	—	(191)	—	(191)
Financing costs	(1,012)	—	(108)	—	(1,120)
Dividends paid	(4,508)	—	—	—	(4,508)
Other, net	307	(7,248)	7,248	—	307
Net cash provided by (used in) financing activities	55,546	(5,951)	4,534	—	54,129
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	—	—	(578)	—	(578)
Effect of exchange rate changes on cash and equivalents	—	—	785	—	785
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	515	5,922	(4,156)	—	2,281
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,440	10,671	38,890	—	52,001
CASH AND EQUIVALENTS AT END OF PERIOD	$2,955	$16,593	$34,734	$—	$54,282

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

On September 30, 2010, Griffon purchased AMES for $542,000. Subsequently, Griffon acquired four businesses complementary to AMES: the pots and planters business of Southern Sales & Marketing ("Southern Patio"), Northcote Pottery™ ("Northcote"), the Australian Garden and Tools division of Illinois Tool Works, Inc. ("Cyclone") and the Hills Home Living business of Hills Limited, known in Australia for its clothesline, laundry and garden products ("Hills").

On October 17, 2011, AMES acquired Southern Patio for approximately $23,000. Southern Patio is a leading designer, manufacturer and marketer of landscape accessories.

In January 2013, AMES announced its intention to close certain U.S. manufacturing facilities and consolidate affected operations primarily into its Camp Hill and Carlisle, PA locations. These actions, which were completed at the end of the first quarter of 2015, improved manufacturing and distribution efficiencies, allowed for in-sourcing of certain production previously performed by third party suppliers, and improved material flow and absorption of fixed costs. Savings began in the second quarter of 2015 and have exceeded $10,000 on an annual basis.

On December 31, 2013, AMES acquired Northcote, founded in 1897 and a leading brand in the Australian outdoor planter and decor market, for approximately $22,000.

On May 21, 2014, AMES acquired Cyclone for approximately $40,000. Cyclone offers a full range of quality garden and hand tool products sold under various leading brand names including Cyclone®, Nylex® and Trojan®, designed to meet the requirements of both the Do-it-Yourself and professional trade segments. The Northcote and Cyclone acquisitions complement Southern Patio and added to AMES' existing lawn and garden operations in Australia.

On December 30, 2016, AMES Australia acquired Home Living ("Hills") for approximately $6,051 (AUD 8,400). Hills, founded in 1946, is a market leader in the supply of clothesline, laundry and garden products. The Hills acquisition adds to AMES' existing broad category of products and enhances its lawn and garden product offerings in Australia. Hills is expected to generate approximately AUD 10,000 of revenue in the first twelve months after acquisition.

From August 2011 through March 31, 2017, Griffon repurchased 20,429,298 shares of its common stock, for a total of $261,621 or $12.81 per share. This included the repurchase of 15,984,854 shares on the open market, as well as the December 10, 2013 repurchase of 4,444,444 shares from GS Direct for $50,000, or $11.25 per share. In each of August 2011, May 2014, March 2015, July 2015 and August 2016, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under these programs, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. At March 31, 2017, $49,437 in the aggregate remains under the August 3, 2016 Board authorization.

From October 2008 through November 11, 2016, Griffon's Employee Stock Ownership Plan ("ESOP") purchased 4,562,371 shares of Griffon's common stock, for a total of $54,186 or $11.88 per share. During the quarter ended December 31, 2016, Griffon's ESOP purchased 548,912 shares of common stock for a total of $9,213 or $16.78 per share. There were no share purchases during the quarter ended March 31, 2017. As of March 31, 2017, the remaining amount available under the existing ESOP borrowing line that can be used to purchase additional shares for the ESOP was $1,695. As of March 31, 2017, the ESOP holds 5,805,237 allocated and unallocated shares, or 12% of Griffon's outstanding shares, with a related loan balance of $41,945, net of issuance costs.

On November 17, 2011, the Company began declaring quarterly dividends. During the first half of 2017, and during 2016, 2015 and 2014, the Company declared and paid dividends per share of $0.12, $0.20, $0.16 and $0.12, respectively, for total dividends of $27,862 paid during this period.

On May 4, 2017 the Board of Directors declared a quarterly cash dividend of $0.06 per share, payable on June 22, 2017 to shareholders of record as of the close of business on May 26, 2017.

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

On March 22, 2016, Griffon amended its Revolving Credit Facility to increase the credit facility from $250,000 to $350,000,000, extend its maturity date from March 13, 2020 to March 22, 2021 and modify certain other provisions of the facility.

During April 2016, PPC announced a breathable film investment which will expand breathable film capacity in North America, Europe and Brazil, increase PPC's extrusion and print capacity, and enhance PPC's innovation and technology capabilities. Griffon expects the project to be completed in fiscal 2018. This investment will allow PPC to maintain and extend its technological advantage and allow it to differentiate itself from competitors, while meeting increasing customer demand for lighter, softer, more cost effective and more environmentally friendly products.

On January 17, 2017, Griffon settled its $100,000 principal amount of 4% convertible subordinated notes due 2017 for $173,855, with $125,000 in cash and $48,858, or 1,954,993 shares of common stock issued from treasury.

OVERVIEW

Revenue for the quarter ended March 31, 2017 was $495,764 compared to $500,107 in the prior year quarter, a decrease of 1%, primarily from Telephonics and unfavorable mix at PPC, partially offset by continued growth at HBP. Net income was $5,045 or $0.12 per share, compared to $6,095 or $0.14 per share, in the prior year quarter. The current year results included net tax provisions of $1,334 or $0.03 per share primarily related to discrete tax provisions and the impact of a valuation allowance taken on German net operating loss carryforwards that do not expire; tax items in the prior year quarter were immaterial.

Excluding these items from the respective quarterly results, Net income would have been $6,379 or $0.15 per share in the current quarter compared to $6,138 or $0.14 per share in the prior year quarter; the impact of foreign currency was not material to the quarter.

Revenue for the six months ended March 31, 2017 was $962,864 compared to $994,256 in the prior year period, a decrease of 3%, primarily from lower revenue at Telephonics and unfavorable mix at PPC, partially offset by continued growth at HBP. Net income was $17,309 or $0.40 per share, compared to a net income of $16,883 or $0.38 per share, in the prior year period. The current and prior year results included net tax benefits of $2,929 or $0.07 per share and $2,548, or $0.06 per share, respectively, primarily related to discrete tax benefits for the adoption of recent Financial Accounting Standards Board ("FASB") guidance which requires the company to recognize excess tax benefits from the vesting of equity awards within income tax expense, partially offset by discrete tax provisions and the impact of a valuation allowance taken on German net operating loss carryforwards that do not expire.

Excluding these tax items from the respective periods, Net income would have been $14,380 or $0.34 per share in the six months ended March 31, 2017 compared to $14,335 or $0.32 per share in the six months ended March 31, 2016; the impact of foreign currency was not material to the period.

Griffon evaluates performance based on Earnings per share and Net income excluding discrete and certain other tax items, as applicable. Griffon believes this information is useful to investors for the same reason. The following table provides a reconciliation of Net income to Adjusted net income and Earnings per share to Adjusted earnings per share:

GRIFFON CORPORATION AND SUBSIDIARIES
RECONCILIATION OF NET INCOME
TO ADJUSTED NET INCOME
(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2017	2016	2017	2016
Net income	$5,045	$6,095	$17,309	$16,883
Adjusting items, net of tax:
Discrete and certain other tax provisions (benefits)	1,334	43	(2,929)	(2,548)
Adjusted net income	$6,379	$6,138	$14,380	$14,335
Diluted income per common share	$0.12	$0.14	$0.40	$0.38
Adjusting items, net of tax:
Discrete and certain other tax provisions (benefits)	0.03	—	(0.07)	(0.06)
Adjusted earnings per common share	$0.15	$0.14	$0.34	$0.32
Weighted-average shares outstanding (in thousands)	43,229	43,891	42,776	44,727

Note: Due to rounding, the sum of earnings per common share and adjusting items, net of tax, may not equal adjusted earnings per common share.

RESULTS OF OPERATIONS

Three and six months ended March 31, 2017 and 2016

Griffon evaluates performance and allocates resources based on each segment's operating results before interest income and expense, income taxes, depreciation and amortization, and unallocated amounts (mainly corporate overhead), restructuring charges, loss on debt extinguishment and acquisition related expenses, and as well as other items that may affect comparability, as applicable (“Segment adjusted EBITDA”). Griffon believes this information is useful to investors for the same reason. The following table provides a reconciliation of Segment operating profit to Income before taxes:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2017	2016	2017	2016
Segment operating profit:
Home & Building Products	$18,313	$17,810	$40,953	$38,969
Telephonics	9,016	7,875	14,407	15,688
PPC	5,272	5,880	13,303	11,897
Total segment operating profit	32,601	31,565	68,663	66,554
Net interest expense	(12,622)	(12,348)	(25,989)	(24,360)
Unallocated amounts	(9,740)	(9,379)	(19,459)	(19,007)
Income before taxes	$10,239	$9,838	$23,215	$23,187

The following table provides a reconciliation of Segment adjusted EBITDA to Income before taxes:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2017	2016	2017	2016
Segment adjusted EBITDA:
Home & Building Products	$27,565	$26,338	$59,372	$56,167
Telephonics	11,787	10,444	19,895	20,788
PPC	11,904	11,781	26,341	23,566
Total Segment adjusted EBITDA	51,256	48,563	105,608	100,521
Net interest expense	(12,622)	(12,348)	(25,989)	(24,360)
Segment depreciation and amortization	(18,655)	(16,998)	(36,945)	(33,967)
Unallocated amounts	(9,740)	(9,379)	(19,459)	(19,007)
Income before taxes	$10,239	$9,838	$23,215	$23,187

Home & Building Products

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2017		2016		2017		2016
Revenue:
AMES	$162,907		$165,847		$283,631		$284,137
CBP	122,628		113,387		266,088		256,295
Home & Building Products	$285,535		$279,234		$549,719		$540,432
Segment operating profit	$18,313	6.4%	$17,810	6.4%	$40,953	7.4%	$38,969	7.2%
Depreciation and amortization	9,252		8,528		18,419		17,198
Segment adjusted EBITDA	$27,565	9.7%	$26,338	9.4%	$59,372	10.8%	$56,167	10.4%

For the quarter ended March 31, 2017, revenue increased $6,301 or 2%, compared to the prior year quarter primarily driven by increased volume and pricing at CBP, increased revenue from the AMES market expansion in Australia, as well as from the Hills acquisition, partially offset by decreased pots and planters, snow tool and wheelbarrow sales.
For the quarter ended March 31, 2017, Segment operating profit increased 3% to $18,313 compared to $17,810 in the prior year quarter, driven by improved margins from market expansion at AMES Australia, contribution from the Hills acquisition and benefit of increased CBP revenue, partially offset by increased material costs at CBP. Segment depreciation and amortization increased $724 from the prior year quarter.

For the six months ended March 31, 2017, revenue increased $9,287 or 2%, compared to the prior year period, driven primarily by improved volume and pricing at CBP, the Australian market expansion, acquisition of Hills and increased lawn tool sales, partially offset by decreased pots and planter sales.

For the six months ended March 31, 2017, Segment operating profit increased 5% to $40,953 compared to $38,969 in the prior year period, driven by the Australian market expansion and operational efficiency improvements at AMES U.S., partially offset by increased material costs at CBP. Segment depreciation and amortization increased $1,221 from the prior year period.

For the quarter and six month period ended March 31, 2017, foreign currency did not have a material impact in comparison to revenue and EBITDA.

On December 30, 2016, AMES Australia acquired Hills for approximately $6,051 (AUD 8,400). Hills, founded in 1946, is a market leader in the supply of clothesline, laundry and garden products. The Hills acquisition adds to AMES'
existing broad category of products and enhances its lawn and garden product offerings in Australia. Hills is expected to generate approximately AUD 10,000 of revenue in the first twelve months after acquisition.

Telephonics

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2017		2016		2017		2016
Revenue	$98,272		$105,874		$186,365		$214,911
Segment operating profit	$9,016	9.2%	$7,875	7.4%	$14,407	7.7%	$15,688	7.3%
Depreciation and amortization	2,771		2,569		5,488		5,100
Segment adjusted EBITDA	$11,787	12.0%	$10,444	9.9%	$19,895	10.7%	$20,788	9.7%

For the quarter ended March 31, 2017, revenue decreased $7,602 or 7% compared to the prior year quarter, due to decreased mobile ground surveillance radar systems sales.

For the quarter ended March 31, 2017, Segment operating profit increased $1,141 or 14%, and operating profit margin increased 180 basis points compared to the prior year quarter, driven by improved program mix and operational efficiencies.

For the six months ended March 31, 2017, revenue decreased $28,546 or 13%, compared to the prior year period, due to decreased multi-mode radar and mobile ground surveillance radar systems revenue.

For the six months ended March 31, 2017, Segment operating profit decreased $1,281 or 8%, and operating profit margin increased 40 basis points compared to the prior year period. The timing of research and development initiatives and decreased revenue were partially offset by operational efficiencies Benefits from operational efficiencies supported the improved operating profit margin.

During the quarter ended March 31, 2017, Telephonics was awarded several new contracts and received incremental funding on existing contracts approximating $153,000. Contract backlog was $387,000 at March 31, 2017, with 73% expected to be fulfilled in the next 12 months. Backlog was $420,000 at September 30, 2016. Backlog is defined as unfilled firm orders for products and services for which funding has been both authorized and appropriated by the customer or Congress, in the case of the U.S. government agencies. The decrease in backlog was primarily due to the timing of various international contract awards associated with radar and surveillance opportunities.

PPC

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2017		2016		2017		2016
Revenue	$111,957		$114,999		$226,780		$238,913
Segment operating profit	$5,272	4.7%	$5,880	5.1%	$13,303	5.9%	$11,897	5.0%
Depreciation and amortization	6,632		5,901		13,038		11,669
Segment adjusted EBITDA	$11,904	10.6%	$11,781	10.2%	$26,341	11.6%	$23,566	9.9%

For the quarter ended March 31, 2017, revenue decreased $3,042, or 3%, compared to the prior year quarter, primarily due to unfavorable product mix of 6%, partially offset by increased volume of 1% driven by North America and Brazil and reduced volume in Europe. Foreign currency had a 2% favorable impact on the current quarter revenue. Resin pricing did not have a material impact on revenue for the quarter; PPC adjusts selling prices based on underlying resin costs on a delayed basis.

For the quarter ended March 31, 2017, Segment operating profit decreased $608 or 10% compared to the prior year quarter primarily due to increased segment depreciation resulting from investment in worldwide breathable film capacity, unfavorable product mix, partially offset by operational performance improvements in Europe. Resign and foreign currency did not have a material impact on Segment operating profit for the quarter.

For the six months ended March 31, 2017, revenue decreased $12,133, or 5%, compared to the prior year period, due to unfavorable product mix of 5%, reduced volume of 2% driven by Europe, and partially offset by Brazil. The current period included a 2% favorable foreign currency impact. Resin pricing did not have a material impact on revenue in the period.

For the six months ended March 31, 2017, Segment operating profit increased $1,406 or 12% compared to the prior year period, primarily due to operational performance improvements in Europe, partially offset by reduced volume, unfavorable mix and a $2,400 change in the impact of resin pricing pass through. Foreign currency had no material impact on Segment operating profit for the year. Segment depreciation increased $1,369 from the prior year period.

Unallocated

For the quarter ended March 31, 2017, unallocated amounts totaled $9,740 compared to $9,379 in the prior year; for the six months ended March 31, 2017, unallocated amounts totaled $19,459 compared to $19,007 in the prior year. The increase in the current quarter and six months compared to the respective prior year periods primarily relates to compensation and incentive expenses.

Segment Depreciation and Amortization

Segment depreciation and amortization increased $1,657 and $2,978 for the quarter and six months ended March 31, 2017 compared to the comparable prior year periods, primarily due to depreciation for new assets placed in service.

Other Income (Expense)

For the quarters ended March 31, 2017 and 2016, Other income (expense) included $(314) and ($322), respectively, of net currency exchange losses in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $68 and $10, respectively, of net investment income.

For the six months ended March 31, 2017 and 2016, Other income (expense) included $(268) and $109, respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $155 and $202, respectively, of net investment income.

Provision for income taxes

In both the quarter and six months ended March 31, 2017 and 2016, the Company reported pretax income, and recognized a tax provision of 50.7% and 25.4% for the quarter and six months ended March 31, 2017, respectively, compared to 38.0% and 27.2%, respectively, in the comparable prior year periods.

The quarter and six months ended March 31, 2017 tax rates included net provisions of $1,334 and net benefits of $2,929, respectively, compared to a net provision of $43 and net benefits of $2,548, respectively, in the comparable prior year periods. The net provision for the quarter ended March 31, 2017 is primarily related to discrete tax provisions and the impact of a valuation allowance taken on German net operating loss carryforwards that do not expire. The net benefits for the six-month periods ended March 31, 2017 and 2016, primarily related to discrete tax benefits for the adoption of recent FASB guidance, which requires the company to recognize excess tax benefits from the vesting of equity awards within income tax expense, partially offset by a current year tax provision for the impact of a valuation allowance taken on German net operating loss carryforwards that do not expire. Excluding these tax items, the effective tax rates for the quarter and six months ended March 31, 2017 were 37.7% and 38.1%, respectively, compared to 37.6% and 38.2%, respectively, in the comparable prior year periods.

Stock based compensation

For the quarters ended March 31, 2017 and 2016, stock based compensation expense totaled $2,343 and $2,489, respectively. For the six months ended March 31, 2017 and 2016, such expense totaled $4,795 and $5,555, respectively.

Comprehensive income (loss)

For the quarter ended March 31, 2017, total other comprehensive income, net of taxes, of $7,933, included a $8,409 gain from foreign currency translation adjustments primarily due to the strengthening of the Euro, Canadian, Australian and Brazilian currencies, all in comparison to the U.S. Dollar, a $544 benefit from pension amortization of actuarial losses and a $1,020 loss on cash flow hedges.

For the quarter ended March 31, 2016, total other comprehensive income, net of taxes, of $12,420, included a $13,683 gain from foreign currency translation adjustments primarily due to the strengthening of the Euro, Canadian, Australian and Brazilian currencies, all in comparison to the U.S. Dollar, a $386 benefit from pension amortization of actuarial losses, and a $1,649 loss on cash flow hedges.

For the six months ended March 31, 2017, total other comprehensive loss, net of taxes, of $3,379 included a $5,070 loss from foreign currency translation adjustments primarily due to the weakening of the Euro and Canadian currencies, partially offset by the strengthening of the Brazilian currency, all in comparison to the U.S. Dollar, and a $1,088 benefit from pension amortization of actuarial losses and $603 gain on cash flow hedges.

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

Discontinued operations – Installation Services

There was no revenue or income from the Installation Services’ business for the quarters and six months ended March 31, 2017 and 2016.

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

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

Cash Flows from Continuing Operations	For the Six Months Ended March 31,
(in thousands)	2017	2016
Net Cash Flows Provided by (Used In):
Operating activities	$8,771	$(3,216)
Investing activities	(48,424)	(48,839)
Financing activities	16,276	54,129

Cash provided by continuing operations for the six months ended March 31, 2017 was $8,771 compared to a use of $3,216 in the prior year period. Current assets net of current liabilities, excluding short-term debt and cash, increased to $469,873 at March 31, 2017 compared to $412,786 at September 30, 2016, primarily due to decreases in accounts payable and accrued expenses, and increases in inventory and accounts receivable, partially offset by a decrease in contract costs and recognized income not yet billed.

During the six months ended March 31, 2017, Griffon used cash for investing activities of $48,424 compared to $48,839 in the prior year. Capital expenditures for the six months ended March 31, 2017 totaled $42,513, a decrease of $3,439 from the prior year. On December 30, 2016, AMES Australia acquired Hills for approximately $6,051 (AUD 8,400). Hills, founded in 1946, is a market leader in the supply of clothesline, laundry and garden products. In December 2015, Telephonics invested an additional $2,726 increasing its equity stake from 26% to 49% in Mahindra Telephonics Integrated Systems, a joint venture with Mahindra Defence Systems, a Mahindra Group Company. This investment is accounted for using the equity method. On February 14, 2016, AMES Australia acquired substantially all of the Intellectual Property assets of Australia-based Nylex Plastics Pty Ltd. for approximately $1,700.

During the six months ended March 31, 2017, cash provided by financing activities totaled $16,276 compared to $54,129 in the prior year. At March 31, 2017, there were $176,000 in outstanding borrowings under the Credit Agreement compared to $122,500 outstanding borrowings at the same date in the prior year. On each of March 20, 2015, July 29, 2015 and August 3, 2016, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under these share repurchase programs, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During the six months ended March 31, 2017, Griffon purchased 129,000 shares of common stock under these programs, for a total of $2,201 or $17.06 per share. There were no repurchases under these programs during the quarter ended March 31, 2017. As of March 31, 2017, $49,437 remains under the August 2016 Board authorization. In addition, during the six months ended March 31, 2017, 582,478 shares, with a market value of $13,558, or $23.28 per share, were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock. On January 17, 2017, Griffon settled its $100,000 principal amount of 4% convertible subordinated notes due 2017 for $173,855 with $125,000 in cash, utilizing the Revolving Credit Facility, and $48,858, or 1,954,993 shares of common stock issued from treasury.

During the six months ended March 31, 2017, the Board of Directors approved two quarterly cash dividends of $0.06 per share each. On May 4, 2017 the Board of Directors declared a quarterly cash dividend of $0.06 per share, payable on June 22, 2017 to shareholders of record as of the close of business on May 26, 2017.

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

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. For the six months ended March 31, 2017:

•	The United States Government and its agencies, through either prime or subcontractor relationships, represented 13% of Griffon’s consolidated revenue and 69% of Telephonics’ revenue.

•	Procter & Gamble Co. represented 12% of Griffon’s consolidated revenue and 49% of PPC revenue.

•	The Home Depot represented 12% of Griffon’s consolidated revenue and 21% of HBP’s revenue.

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

Cash and Equivalents and Debt	March 31,	September 30,
(in thousands)	2017	2016
Cash and equivalents	$47,425	$72,553
Notes payables and current portion of long-term debt	16,757	22,644
Long-term debt, net of current maturities	993,576	913,914
Debt discount and issuance costs	13,845	16,298
Total debt	1,024,178	952,856
Debt, net of cash and equivalents	$976,753	$880,303

On May 18, 2016, in an unregistered offering through a private placement under Rule 144A, Griffon completed the add-on offering of $125,000 principal amount of its 5.25% senior notes due 2022, at 98.76% of par, to Griffon's previously issued $600,000 5.25% senior notes due in 2022, at par, which was completed on February 27, 2014 (collectively the “Senior Notes”). As of March 31, 2017, outstanding Senior Notes due totaled $725,000; interest is payable semi-annually on March 1 and September 1. The net proceeds of the add-on offering were used to pay down outstanding borrowings under Griffon's Revolving Credit Facility (the "Credit Agreement").

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On July 20, 2016 and June 18, 2014, Griffon exchanged all of the $125,000, and $600,000 Senior Notes, respectively, for substantially identical Senior Notes registered under the Securities Act of 1933 via an exchange offer. The fair value of the Senior Notes approximated $725,000 on March 31, 2017 based upon quoted market prices (level 1 inputs). In connection with the issuance and exchange of the $125,000 senior notes, Griffon capitalized $3,016 of underwriting fees and other expenses, which will amortize over the term of such notes; Griffon capitalized $10,313 in connection with the previously issued $600,000 senior notes.

On March 22, 2016, Griffon amended the Credit Agreement to increase the credit facility from $250,000 to $350,000,000, extend its maturity from March 13, 2020 to March 22, 2021, and modify certain other provisions of the facility. The facility includes a letter of credit sub-facility with a limit of $50,000,000 and a multi-currency sub-facility of $50,000. The Credit Agreement provides for same day borrowings of base rate loans. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility or the occurrence of an event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, in each case without a floor, plus an applicable margin, which adjusts based on financial performance. Current margins are 1.25% for base rate loans and 2.25% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries (except that a lien on the assets of Griffon's material domestic subsidiaries securing a limited amount of the debt under the credit agreement relating to Griffon's Employee Stock Ownership Plan ("ESOP") ranks pari passu with the lien granted on such assets under the Credit Agreement). At March 31, 2017, there were $176,000 in outstanding borrowings and standby letters of credit were $16,440 under the Credit Agreement; $157,560 was available, subject to certain loan covenants, for borrowing at that date.

On December 21, 2009, Griffon issued $100,000 principal amount of 4% convertible subordinated notes due 2017 (the “2017 Notes”). On July 14, 2016, Griffon announced that it would settle, upon conversion, up to $125,000 of the conversion value of the 2017 Notes in cash, with amounts in excess of $125,000, if any, to be settled in shares of Griffon common stock. On January 17, 2017, Griffon settled the convertible debt for $173,855 with $125,000 in cash, utilizing borrowings under the Revolving Credit Facility, and $48,858, or 1,954,993 shares of common stock issued from treasury.

In September 2015 and March 2016, Griffon entered into mortgage loans in the amounts of $32,280 and $8,000, respectively. The mortgage loans are secured by four properties occupied by Griffon's subsidiaries. The loans mature in September 2025 and April 2018, respectively, are collateralized by the specific properties financed and are guaranteed by Griffon. The loans bear interest at a rate of LIBOR plus 1.50%. At March 31, 2017, $36,012 was outstanding under the mortgages, net of issuance costs.

In August 2016, Griffon’s ESOP entered into an agreement that refinanced the existing ESOP loan into a new Term Loan in the amount of $35,092 (the "Agreement"). The Agreement also provided for a Line Note with $10,908 available to purchase shares of Griffon common stock in the open market. The availability period for the Line Note runs through August 2017, at which point the outstanding balance under the Line Note will be combined with the Term Loan. The Term Loan and Line Note bear interest at LIBOR plus 2.50%. The Term Loan requires quarterly principal payments of $655 through September 30, 2017 and $569 thereafter, with a balloon payment due at maturity on March 22, 2020. There were no shares purchased in the quarter ended March 31, 2017. During the quarter ended December 31, 2016, Griffon's ESOP purchased 548,912 shares of common stock for a total of $9,213 or $16.78 per share, with proceeds from the Line Note. The remaining amount available under the Line Note is $1,695. As of March 31, 2017, $41,945, net of issuance costs, was outstanding under the Term Loan and Line Note. The Term Loan is secured by shares purchased with the proceeds of the loan and with a lien on a specific amount of Griffon assets (which lien ranks pari passu with the lien granted on such assets under the Credit Agreement) and is guaranteed by Griffon.

In October 2006, CBP entered into a capital lease totaling $14,290 for real estate in Troy, Ohio. The lease matures in 2022, bears interest at a fixed rate of 5.0%, is secured by a mortgage on the real estate and is guaranteed by Griffon. At March 31, 2017, $5,767 was outstanding, net of issuance costs.

In September 2015, Clopay Europe GmbH (“Clopay Europe”) entered into a EUR 5,000 ($5,368 as of March 31, 2017) revolving credit facility and a EUR 15,000 term loan. The term loan is payable in twelve quarterly installments of EUR 1,250, bears interest at a fixed rate of 2.5% and matures in September 2018. The revolving facility matures in September 2017, but is renewable upon mutual agreement with the bank. The revolving credit facility accrues interest at EURIBOR plus 1.75% per annum (1.75% at March 31, 2017). The revolver and the term loan are both secured by substantially all of the assets of Clopay Europe and its subsidiaries. Griffon guarantees the revolving facility and term loan. The term loan had an outstanding balance of EUR 7,500 ($8,052 at March 31, 2017) and the revolver had no outstanding borrowings at March 31, 2017. Clopay Europe is required to maintain a certain minimum equity to assets ratio and is subject to a maximum debt leverage ratio (defined as the ratio of total debt to EBITDA).
Clopay do Brazil maintains a line of credit of R$7,000 ($2,209 as of March 31, 2017). Interest on borrowings accrues at various fixed rates which averaged about 15.2% at March 31, 2017. At March 31, 2017 there was approximately R$5,485 ($1,731 as of March 31, 2017) borrowed under the line. PPC guarantees the line of credit.
In November 2012, Garant G.P. (“Garant”) entered into a CAD $15,000 ($11,258 as of March 31, 2017) revolving credit facility. The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (2.45% LIBOR USD and 2.18% Bankers Acceptance Rate CDN as of March 31, 2017). The revolving facility matures in October 2019. Garant is required to maintain a certain minimum equity.  At March 31, 2017, there were no borrowings under the revolving credit facility.

In July 2016, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries ("Griffon Australia") entered into an AUD 30,000 term loan and an AUD 10,000 revolver. The term loan refinanced two existing term loans and the revolver replaced two existing lines. In December 2016, the amount available under the revolver was increased from AUD 10,000 to AUD 20,000 and, in March 2017 the term loan commitment was increased by AUD 5,000 to AUD 33,500. The term loan requires quarterly principal payments of AUD 875 plus interest, with a balloon payment of AUD 24,750 due upon maturity in June 2019, and accrues interest at Bank Bill Swap Bid Rate “BBSY” plus 2.00% per annum (3.85% at March 31, 2017). The term loan had an outstanding balance of AUD 32,625 ($25,004 as of March 31, 2017). The revolving facility matures in November 2017 but is renewable upon mutual agreement with the bank, and accrues interest at BBSY plus 2.0% per annum (3.67% at March 31, 2017). At March 31, 2017, there were no borrowings under the revolver. The revolver and the term loan are both secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon guarantees the term loan. Griffon Australia is required to maintain a certain minimum equity level and is subject to a maximum leverage ratio and a minimum fixed charges cover ratio.

Other long-term debt consists primarily of a loan with the Pennsylvania Industrial Development Authority, with the balance consisting of capital leases.

At March 31, 2017, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements.

On each of March 20, 2015, July 29, 2015 and August 3, 2016, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under these share repurchase programs, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During the six months ended March 31, 2017, Griffon purchased 129,000 shares of common stock under these programs, for a total of $2,201 or $17.06 per share. There were no repurchases under these programs during the quarter ended March 31, 2017. From August 2011 through March 31, 2017, Griffon repurchased 20,429,298 shares of its common stock, for a total of $261,621 or $12.81 per share (which repurchases included exhausting the remaining availability under a Board authorized repurchase program in existence prior to 2011). This included the repurchase of 15,984,854 shares on the open market, as well as the December 10, 2013 repurchase of 4,444,444 shares from GS Direct for $50,000, or $11.25 per share. As of March 31, 2017, $49,437 remains under the August 2016 Board authorization.

The December 10, 2013 repurchase of 4,444,444 shares of common stock from GS Direct was effected in a private transaction at a per share price of $11.25, an approximate 9.2% discount to the stock’s closing price on November 12, 2013, the day before announcement of the transaction. GS Direct continues to hold approximately 5.6 million shares of Griffon’s common stock. Subject to certain exceptions, if GS Direct intends to sell its remaining shares of Griffon common stock at any time prior to December 31, 2017, it will first negotiate in good faith to sell such shares to the Company.

In addition, during the quarter ended March 31, 2017, 582,478 shares, with a market value of $13,558, or $23.28 per share, were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock.

On November 17, 2011, the Company began declaring quarterly dividends. During 2016, the Company declared and paid dividends totaling $0.20 per share. During the six months ended March 31, 2017, the Board of Directors approved two quarterly cash dividends of $0.06 per share. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends.

On May 4, 2017 the Board of Directors declared a quarterly cash dividend of $0.06 per share, payable on June 22, 2017 to shareholders of record as of the close of business on May 26, 2017.

During the six months ended March 31, 2017 and 2016, Griffon used cash for discontinued operations of $738 and $578, respectively, primarily related to settling remaining Installation Services liabilities and environmental costs.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, especially “Management’s Discussion and Analysis”, contains certain “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income (loss), earnings, cash flows, revenue, changes in operations, operating improvements, industries in which Griffon Corporation (the “Company” or “Griffon”) operates and the United States and global economies. Statements in this Form 10-Q that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” “may,” “will,” “estimates,” “intends,” “explores,” “opportunities,” the negative of these expressions, use of the future tense and similar words or phrases. Such forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, among others: current economic conditions and uncertainties in the housing, credit and capital markets; Griffon’s ability to achieve expected savings from cost control, restructuring, integration and disposal initiatives; the ability to identify and successfully consummate and integrate value-adding acquisition opportunities; increasing competition and pricing pressures in the markets served by Griffon’s operating companies; the ability of Griffon’s operating companies to expand into new geographic and product markets and to anticipate and meet customer demands for new products and product enhancements and innovations; reduced military spending by the government on projects for which Griffon’s Telephonics Corporation supplies products, including as a result of defense budget cuts or other government actions; the ability of the federal government to fund and conduct its operations; increases in the cost of raw materials such as resin, wood and steel; changes in customer demand or loss of a material customer at one of Griffon’s operating companies; the potential impact of seasonal variations and uncertain weather patterns on certain of Griffon’s businesses; political events that could impact the worldwide economy; a downgrade in Griffon’s credit ratings; changes in international economic conditions including interest rate and currency exchange fluctuations; the reliance by certain of Griffon’s businesses on particular third party suppliers and manufacturers to meet customer demands; the relative mix of products and services offered by Griffon’s businesses, which impacts margins and operating efficiencies; short-term capacity constraints or prolonged excess capacity; unforeseen developments in contingencies, such as litigation, regulatory and environmental matters; unfavorable results of government agency contract audits of Telephonics Corporation; Griffon’s ability to adequately protect and maintain the validity of patent and other intellectual property rights; the cyclical nature of the businesses of certain of Griffon’s operating companies; and possible terrorist threats and actions and their impact on the global economy. Additional important factors that could cause the statements made in this Quarterly Report on Form 10-Q or the actual results of operations or financial condition of Griffon to differ are discussed under the caption “Item 1A. Risk Factors” and “Special Notes Regarding Forward-Looking Statements” in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2016. Readers are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date made. Griffon undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Foreign Exchange

Griffon conducts business in various non-U.S. countries, primarily in Canada, Germany, Brazil and Australia; therefore, changes in the value of the currencies of these countries affect Griffon's financial position and cash flows when translated into U.S. Dollars. Griffon has generally accepted the exposure to exchange rate movements relative to its non-U.S. operations. Griffon may, from time to time, hedge its currency risk exposures. A change of 10% or less in the value of all applicable foreign currencies would not have a material effect on Griffon’s financial position and cash flows.

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

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(1)
January 1 - 31, 2017	20,412	(2)	$—	—
February 1 - 28, 2017	—		—	—
March 1 - 31, 2017	7,019	(2)	—	—
Total	27,431		$—	—	$49,437

1.
On each of July 30, 2015 and August 3, 2016, the Company’s Board of Directors authorized the repurchase of up to $50,000 of Griffon common stock; as of March 31, 2017, an aggregate of $49,437 remained available for the purchase of Griffon common stock under the August 3, 2016 Board authorization.

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

Date: May 4, 2017

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