Form 10-Q
period 2017-06-30
GRIFFON CORP
filed 2017-08-02
CIK 50725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2017

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

The number of shares of common stock outstanding at July 31, 2017 was 47,256,659.

Griffon Corporation and Subsidiaries

Part I – Financial Information
Item 1 – Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited)
	June 30, 2017	September 30, 2016
CURRENT ASSETS
Cash and equivalents	$69,448	$72,553
Accounts receivable, net of allowances of $7,462 and $6,425	227,813	233,751
Contract costs and recognized income not yet billed, net of progress payments of $4,841 and $8,001	119,367	126,961
Inventories, net	339,393	308,869
Prepaid and other current assets	43,622	38,605
Assets of discontinued operations	479	219
Total Current Assets	800,122	780,958
PROPERTY, PLANT AND EQUIPMENT, net	410,472	405,404
GOODWILL	361,405	361,185
INTANGIBLE ASSETS, net	210,060	210,599
OTHER ASSETS	18,110	21,982
ASSETS OF DISCONTINUED OPERATIONS	4,314	1,968
Total Assets	$1,804,483	$1,782,096

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$16,656	$22,644
Accounts payable	178,571	190,341
Accrued liabilities	97,871	103,594
Liabilities of discontinued operations	1,107	1,684
Total Current Liabilities	294,205	318,263
LONG-TERM DEBT, net	980,720	913,914
OTHER LIABILITIES	131,149	137,266
LIABILITIES OF DISCONTINUED OPERATIONS	4,321	1,706
Total Liabilities	1,410,395	1,371,149
COMMITMENTS AND CONTINGENCIES - See Note 19
SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	394,088	410,947
Total Liabilities and Shareholders’ Equity	$1,804,483	$1,782,096

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION
(in thousands)	SHARES	PAR VALUE			SHARES	COST			Total
Balance at September 30, 2016	79,966	$19,992	$529,980	$475,760	34,797	$(501,866)	$(81,241)	$(31,678)	$410,947
Net income	—	—	—	26,862	—	—	—	—	26,862
Dividend	—	—	—	(7,766)	—	—	—	—	(7,766)
Shares withheld on employee taxes on vested equity awards	—	—	(97)	—	584	(13,595)	—	—	(13,692)
Amortization of deferred compensation	—	—	—	—	—	—	—	2,635	2,635
Common stock issued	3	—	22	—	—	—	—	—	22
Common stock acquired	—	—	—	—	129	(2,201)	—	—	(2,201)
Equity awards granted, net	844	211	(211)	—	—	—	—	—	—
Premium on settlement of convertible debt	—	—	(73,855)	—	—	—			(73,855)
Issuance of treasury stock in settlement of convertible debt	—	—	20,375	—	(1,955)	28,483	—	—	48,858
ESOP purchase of common stock	—	—	—	—	—	—	—	(10,908)	(10,908)
ESOP allocation of common stock	—	—	2,209	—	—	—	—	—	2,209
Stock-based compensation	—	—	7,200	—	—	—	—	—	7,200
Other comprehensive income, net of tax	—	—	—	—	—	—	3,777	—	3,777
Balance at June 30, 2017	80,813	$20,203	$485,623	$494,856	33,555	$(489,179)	$(77,464)	$(39,951)	$394,088

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Revenue	$473,320	$462,200	$1,436,184	$1,456,456
Cost of goods and services	357,363	342,843	1,088,550	1,106,837
Gross profit	115,957	119,357	347,634	349,619
Selling, general and administrative expenses	90,740	88,880	272,972	271,765
Restructuring and other related charges	—	5,900	—	5,900
Total operating expenses	90,740	94,780	272,972	277,665
Income from operations	25,217	24,577	74,662	71,954
Other income (expense)
Interest expense	(12,729)	(13,039)	(38,747)	(37,454)
Interest income	17	79	46	134
Other, net	(935)	142	(1,176)	312
Total other expense, net	(13,647)	(12,818)	(39,877)	(37,008)
Income before taxes	11,570	11,759	34,785	34,946
Provision for income taxes	2,017	4,163	7,923	10,467
Net income	$9,553	$7,596	$26,862	$24,479
Basic income per common share	$0.23	$0.19	$0.66	$0.59
Weighted-average shares outstanding	41,683	40,558	40,765	41,318
Diluted income per common share	$0.22	$0.18	$0.63	$0.55
Weighted-average shares outstanding	43,255	43,280	42,934	44,243
Dividends paid per common share	$0.06	$0.05	$0.18	$0.15
Net income	$9,553	$7,596	$26,862	$24,479
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	6,414	796	1,344	11,130
Pension and other post retirement plans	544	386	1,632	1,158
Change in cash flow hedges	198	1,287	801	(1,377)
Total other comprehensive income (loss), net of taxes	7,156	2,469	3,777	10,911
Comprehensive income (loss), net	$16,709	$10,065	$30,639	$35,390

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,862	$24,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,380	51,879
Stock-based compensation	7,200	8,432
Provision (recovery) for losses on accounts receivable	(111)	350
Amortization of debt discounts and issuance costs	3,774	5,271
Deferred income taxes	5,287	1,249
Gain on sale of assets and investments	—	(240)
Change in assets and liabilities, net of assets and liabilities acquired:
(Increase) decrease in accounts receivable and contract costs and recognized income not yet billed	13,617	(18,437)
(Increase) decrease in inventories	(28,958)	14,632
Decrease in prepaid and other assets	2,084	1,866
Decrease in accounts payable, accrued liabilities and income taxes payable	(23,245)	(32,827)
Other changes, net	2,595	3,093
Net cash provided by operating activities	65,485	59,747
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(59,153)	(63,247)
Acquired businesses, net of cash acquired	(6,051)	(1,744)
Investment in unconsolidated joint venture	—	(2,726)
Proceeds from sale of assets	165	914
Investment sales	—	715
Net cash used in investing activities	(65,039)	(66,088)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(7,766)	(6,686)
Purchase of shares for treasury	(15,796)	(50,771)
Proceeds from long-term debt	211,097	263,249
Payments of long-term debt	(152,478)	(177,973)
Change in short-term borrowings	(940)	(45)
Share premium payment on settled debt	(24,997)	—
Financing costs	(363)	(4,135)
Purchase of ESOP shares	(10,908)	—
Other, net	(112)	13
Net cash provided by (used in) financing activities	(2,263)	23,652
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities	(1,216)	(1,152)
Net cash used in discontinued operations	(1,216)	(1,152)
Effect of exchange rate changes on cash and equivalents	(72)	456
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(3,105)	16,615
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	72,553	52,001
CASH AND EQUIVALENTS AT END OF PERIOD	$69,448	$68,616
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

Griffon currently conducts its operations through three reportable segments:

•	Home & Building Products (“HBP”) consists of two companies, The AMES Companies, Inc. (“AMES”) and Clopay Building Products Company, Inc. (“CBP”):

-	AMES, founded in 1774, is the leading US manufacturer and a global provider of long-handled tools and landscaping products for homeowners and professionals.

-	CBP, since 1964, is a leading manufacturer and marketer of residential and commercial garage doors and sells to professional dealers and some of the largest home center retail chains in North America.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all the information and footnotes required by US GAAP for complete financial statements. As such, they should be read together with Griffon’s Annual Report on Form 10-K for the year ended September 30, 2016, which provides a more complete explanation of Griffon’s accounting policies, financial position, operating results, business properties and other matters. In the opinion of management, these financial statements reflect all adjustments considered necessary for a fair statement of interim results. Griffon’s HBP operations are seasonal; for this and other reasons, the financial results of the Company for any interim period are not necessarily indicative of the results for the full year.

The condensed consolidated balance sheet information at September 30, 2016 was derived from the audited financial statements included in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2016.

The condensed consolidated financial statements include the accounts of Griffon and all subsidiaries. Intercompany accounts and transactions have been eliminated on consolidation.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial st atements, and the reported amounts of revenue and expenses during the reporting periods. These estimates may be adjusted due to changes in economic, industry or customer financial conditions, as well as changes in technology or demand. Significant estimates include allowances for doubtful accounts receivable and returns, net realizable value of inventories, restructuring reserves, valuation of goodwill and intangible assets, percentage of completion method of accounting, pension assumptions, useful lives associated with depreciation and amortization of intangible and fixed assets, warranty reserves, sales incentive accruals, stock based compensation assumptions, income taxes and tax valuation reserves, environmental reserves, legal reserves, insurance reserves and the valuation of assets and liabilities of discontinued operations, acquisition assumptions used and the accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions Griffon may undertake in the future. Actual results may ultimately differ from these estimates.

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

The fair values of Griffon’s 2022 senior notes approximated $742,255 on June 30, 2017. Fair values were based upon quoted market prices (level 1 inputs).

On January 17, 2017, Griffon's 4% convertible subordinated notes settled for a total of $173,855. The total settlement value for the convertible notes was based on the sum of the daily Volume Weighted Average Price multiplied by the conversion rate over a 40-day observation period (level 1 inputs).  The settlement value was split between $125,000 in cash and $48,858, or 1,954,993 shares, of common stock issued from treasury.

Insurance contracts with values of $3,125 at June 30, 2017 are measured and recorded at fair value based upon quoted prices in active markets for similar assets (level 2 inputs) and are included in Prepaid and other current assets on the Consolidated Balance Sheets.

Items Measured at Fair Value on a Recurring Basis

At June 30, 2017, trading securities, measured at fair value based on quoted prices in active markets for similar assets (level 2 inputs), with a fair value of $1,498 ($1,000 cost basis), were included in Prepaid and other current assets on the Consolidated Balance Sheets. During the first quarter of 2016, the Company settled trading securities with proceeds totaling $715 and recognized a loss of $13 in Other income (expense). Realized and unrealized gains and losses on trading securities are included in Other income in the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

At June 30, 2017, Griffon had $15,000 of Australian dollar contracts at a weighted average rate of $1.30 which qualified for hedge accounting. These hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in Accumulated other comprehensive income (loss) ("AOCI") and Prepaid and other current assets, or Accrued liabilities, until settlement. Upon settlement, gains and losses are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Cost of goods and services ("COGS"). AOCI included deferred gains of $318 ($203, net of tax) at June 30, 2017 and losses of $88 and $910 were recorded in COGS during the quarter and nine months ended June 30, 2017, respectively, for all settled contracts. All contracts expire in 3 to 179 days.

At June 30, 2017, Griffon had $5,290 of Canadian dollar contracts at a weighted average rate of $1.29. The contracts, which protect Canada operations from currency fluctuations for US dollar based purchases, do not qualify for hedge accounting. For the quarter and nine months ended June 30, 2017, a fair value gain loss of $217 and $216, respectively, was recorded to Other liabilities and to Other income for the outstanding contracts, based on similar contract values (level 2 inputs). Realized gains of $197 and $250 were recorded in Other income during the quarter and nine months ended June 30, 2017, respectively, for all settled contracts. All contracts expire in 30 to 448 days.

NOTE 3 – ACQUISITIONS AND INVESTMENTS

On July 31, 2017, The AMES Companies, Inc. acquired La Hacienda Limited, a leading United Kingdom outdoor living brand of unique heating and garden decor products, for approximately $11,400 (GBP 8,675), including an approximate contingent earn out payment of $790 (GBP 600). The acquisition of La Hacienda broadens AMES' global outdoor living and lawn and garden business and supports AMES' UK expansion strategy.
On December 30, 2016, AMES Australia acquired Hills Home Living ("Hills") for approximately $6,051 (AUD 8,400). The purchase price has been preliminary allocated to acquired assets and assumed liabilities and primarily consists of inventory, tooling and identifiable intangible assets, including trademarks, intellectual property and customer relationships. Hills, founded in 1946, is a market leader in the supply of clothesline, laundry and garden products. The Hills acquisition adds to AMES' existing broad category of products and enhances our lawn and garden product offerings in Australia.

On February 14, 2016, AMES Australia acquired substantially all of the Intellectual Property (IP) assets of Australia-based Nylex Plastics Pty Ltd. for approximately $1,700. Through this acquisition, AMES and Griffon secured the ownership of the trademark “Nylex” for certain categories of AMES products, principally in the country of Australia.  Previously, the Nylex name was licensed.  The acquisition of the Nylex IP was contemplated as a post-closing activity following the Cyclone acquisition and supports AMES' Australian watering products strategy.  The purchase price was allocated to indefinite lived trademarks and is not deductible for income taxes.

In December 2015, Telephonics invested an additional $2,726 increasing its equity stake from 26% to 49% in Mahindra Telephonics Integrated Systems ("MTIS"), a joint venture with Mahindra Defence Systems, a Mahindra Group Company. MTIS is an aerospace and defense manufacturing and development facility in Prithla, India. This investment is accounted for using the equity method.

NOTE 4 – INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out or average) or market.

The following table details the components of inventory:

	At June 30, 2017	At September 30, 2016
Raw materials and supplies	$84,249	$81,345
Work in process	97,390	75,852
Finished goods	157,754	151,672
Total	$339,393	$308,869

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

The following table details the components of property, plant and equipment, net:

	At June 30, 2017	At September 30, 2016
Land, building and building improvements	$144,353	$138,204
Machinery and equipment	832,833	804,280
Leasehold improvements	63,289	51,015
	1,040,475	993,499
Accumulated depreciation and amortization	(630,003)	(588,095)
Total	$410,472	$405,404
Depreciation and amortization expense for property, plant and equipment was $17,288 and $15,780 for the quarters ended June 30, 2017 and 2016, respectively, and $50,738 and $46,236 for the nine months ended June 30, 2017 and 2016, respectively. Depreciation included in SG&A expenses was $3,770 and $3,327 for the quarters ended June 30, 2017 and 2016, respectively, and $10,976 and $9,735 for the nine months ended June 30, 2017 and 2016, respectively. Remaining components of depreciation, attributable to manufacturing operations, are included in Cost of goods and services.

No event or indicator of impairment occurred during the nine months ended June 30, 2017 which would require additional impairment testing of property, plant and equipment.

NOTE 6 – GOODWILL AND OTHER INTANGIBLES

The following table provides changes in the carrying value of goodwill by segment during the nine months ended June 30, 2017:

	At September 30, 2016	Other adjustments including currency translations	At June 30, 2017
Home & Building Products	$287,617	$(29)	$287,588
Telephonics	18,545	—	18,545
PPC	55,023	249	55,272
Total	$361,185	$220	$361,405

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	At June 30, 2017			At September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$171,860	$52,700	25	$170,652	$47,217
Unpatented technology	6,088	4,497	12.5	6,073	4,060
Total amortizable intangible assets	177,948	57,197		176,725	51,277
Trademarks	89,309	—		85,151	—
Total intangible assets	$267,257	$57,197		$261,876	$51,277

Amortization expense for intangible assets was $1,919 and $1,898 for the quarters ended June 30, 2017 and 2016, respectively, and $5,642 and $5,643 for the nine months ended June 30, 2017 and 2016, respectively.

No event or indicator of impairment occurred during the nine months ended June 30, 2017 which would require impairment testing of long-lived intangible assets including goodwill.

NOTE 7 – INCOME TAXES

In both the quarter and nine months ended June 30, 2017 and 2016, the Company reported pretax income, and recognized a tax provision of 17.4% and 22.8% for the quarter and nine months ended June 30, 2017, respectively, compared to 35.4% and 30.0%, respectively, in the comparable prior year periods.

The quarter and nine months ended June 30, 2017 tax rates included net tax benefits of $2,193 and $5,122, respectively, compared to a net tax benefits of $775 and $3,324, respectively, included in the comparable prior year periods. Both the quarter and nine months ended June 30, 2017 included discrete benefits from the federal domestic production activities deduction, with the nine month period also including the benefit from the adoption of recent Financial Accounting Standards Board ("FASB") guidance which requires the company to recognize excess tax benefits from the vesting of equity awards within income tax expense. The benefits in each period were partially offset by the impact of a valuation allowance taken on German net operating loss carryforwards that do not expire. Both the quarter and nine months ended June 30, 2016 included discrete benefits from the release of unrecognized tax benefits and the retroactive extension of the federal R&D credit signed into law December 18, 2015, partially offset by the tax impact of restructuring charges, with the nine month period including a benefit from the adoption of the FASB guidance mentioned above. Excluding these tax items, the effective tax rates for the quarter and nine months ended June 30, 2017 were 36.4% and 37.5%, respectively, compared to 37.5% and 37.9%, respectively, in the comparable prior year periods.

NOTE 8 – LONG-TERM DEBT

		At June 30, 2017					At September 30, 2016
		Outstanding Balance	Original Issuer Discount	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate (1)	Outstanding Balance	Original Issuer Discount	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate (1)
Senior notes due 2022	(a)	$725,000	$(1,244)	$(8,586)	$715,170	5.25%	725,000	$(1,447)	$(9,799)	$713,754	5.25%
Revolver due 2021	(b)	163,748	—	(2,040)	161,708	Variable	—	—	(2,425)	(2,425)	Variable
Convert. debt due 2017	(c)	—	—	—	—	n/a	100,000	(1,248)	(148)	98,604	4.00%
Real estate mortgages	(d)	35,847	—	(499)	35,348	Variable	37,861	—	(595)	37,266	Variable
ESOP Loans	(e)	43,330	—	(316)	43,014	Variable	34,387	—	(237)	34,150	Variable
Capital lease - real estate	(f)	5,600	—	(112)	5,488	5.00%	6,447	—	(131)	6,316	5.00%
Non US lines of credit	(g)	1,218	—	(35)	1,183	Variable	11,462	—	(1)	11,461	Variable
Non US term loans	(g)	31,461	—	(224)	31,237	Variable	33,669	—	(247)	33,422	Variable
Other long term debt	(h)	4,249	—	(21)	4,228	Variable	4,030	—	(20)	4,010	Variable
Totals		1,010,453	(1,244)	(11,833)	997,376		952,856	(2,695)	(13,603)	936,558
less: Current portion		(16,656)	—	—	(16,656)		(22,644)	—	—	(22,644)
Long-term debt		$993,797	$(1,244)	$(11,833)	$980,720		$930,212	$(2,695)	$(13,603)	$913,914
 (1) n/a = not applicable

		Three Months Ended June 30, 2017					Three Months Ended June 30, 2016
		Effective Interest Rate (1)	Cash Interest	Amort. Debt Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate (1)	Cash Interest	Amort. Debt Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2022	(a)	5.6%	9,516	67	462	10,045	5.5%	8,641	36	383	9,060
Revolver due 2021	(b)	Variable	1,629	—	140	1,769	Variable	660	—	137	797
Convert. debt due 2017	(c)	n/a	—	—	—	—	9.1%	1,000	1,093	111	2,204
Real estate mortgages	(d)	2.6%	234	—	36	270	2.3%	194	—	26	220
ESOP Loans	(e)	4.0%	414	—	29	443	3.3%	274	—	18	292
Capital lease - real estate	(f)	5.4%	72	—	7	79	5.4%	87	—	6	93
Non US lines of credit	(g)	Variable	113	—	75	188	Variable	367	—	23	390
Non US term loans	(g)	Variable	228	—	38	266	Variable	276	—	53	329
Other long term debt	(h)	Variable	85	—	1	86	Variable	97	—	—	97
Capitalized interest			(417)	—	—	(417)		(443)	—	—	(443)
Totals			$11,874	$67	$788	$12,729		$11,153	$1,129	$757	$13,039
(1) n/a = not applicable

		Nine Months Ended June 30, 2017					Nine Months Ended June 30, 2016
		Effective Interest Rate (1)	Cash Interest	Amort. Debt Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate (1)	Cash Interest	Amort. Debt Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2022	(a)	5.6%	28,547	202	1,396	30,145	5.5%	24,391	36	1,028	25,455
Revolver due 2021	(b)	Variable	3,280	—	422	3,702	Variable	2,185	—	374	2,559
Convert. debt due 2017	(c)	8.9%	1,167	1,248	148	2,563	9.0%	3,000	3,220	333	6,553
Real estate mortgages	(d)	2.4%	650	—	56	706	2.2%	499	—	55	554
ESOP Loans	(e)	4.1%	1,147	—	94	1,241	3.2%	805	—	53	858
Capital lease - real estate	(f)	5.4%	227	—	19	246	5.4%	270	—	19	289
Non US lines of credit	(g)	Variable	309	—	85	394	Variable	723	—	69	792
Non US term loans	(g)	Variable	840	—	97	937	Variable	832	—	79	911
Other long term debt	(h)	Variable	247	—	7	254	Variable	195	—	—	195
Capitalized interest			(1,441)	—	—	(1,441)		(717)	—	5	(712)
Totals			$34,973	$1,450	$2,324	$38,747		$32,183	$3,256	$2,015	$37,454
(1) n/a = not applicable

(a)
On May 18, 2016, in an unregistered offering through a private placement under Rule 144A, Griffon completed the add-on offering of $125,000 principal amount of its 5.25% senior notes due 2022, at 98.76% of par, to Griffon's previously issued $600,000 5.25% senior notes due 2022, at par, which was completed on February 27, 2014 (collectively the “Senior Notes”). As of June 30, 2017, outstanding Senior Notes due totaled $725,000; interest is payable semi-annually on March 1 and September 1. The net proceeds of the add-on offering were used to pay down outstanding borrowings under Griffon's revolving credit facility (the "Credit Agreement").

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On July 20, 2016 and June 18, 2014, Griffon exchanged all of the $125,000 and $600,000 Senior Notes, respectively, for substantially identical Senior Notes registered under the Securities Act of 1933 via an exchange offer. The fair value of the Senior Notes approximated $742,255 on June 30, 2017 based upon quoted market prices (level 1 inputs). In connection with the issuance and exchange of the $125,000 senior notes, Griffon capitalized $3,016 of underwriting fees and other expenses, which will amortize over the term of such notes; Griffon capitalized $10,313 in connection with the previously issued $600,000 senior notes.

(b)
On March 22, 2016, Griffon amended the Credit Agreement to increase the credit facility from $250,000 to $350,000, extend its maturity date from March 13, 2020 to March 22, 2021 and modify certain other provisions of the facility. The facility includes a letter of credit sub-facility with a limit of $50,000 and a multi-currency sub-facility of $50,000. The Credit Agreement provides for same day borrowings of base rate loans. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility or the occurrence of an event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, in each case without a floor, plus an applicable margin, which adjusts based on financial performance. Current margins are 1.25% for base rate loans and 2.25% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries (except that a lien on the assets of Griffon's material domestic subsidiaries securing a limited amount of the debt under the Credit Agreement relating to Griffon's Employee Stock Ownership Plan ("ESOP") ranks pari passu with the lien granted on such assets under the Credit Agreement; see footnote (e) below). At June 30, 2017, there were $163,748 in outstanding borrowings and standby letters of credit were $14,360 under the Credit Agreement; $171,892 was available, subject to certain loan covenants, for borrowing at that date.

(c)
On December 21, 2009, Griffon issued $100,000 principal amount of 4% convertible subordinated notes due 2017 (the “2017 Notes”). On July 14, 2016, Griffon announced that it would settle, upon conversion, up to $125,000 of the conversion value of the 2017 Notes in cash, with amounts in excess of $125,000, if any, to be settled in shares of Griffon common stock. On January 17, 2017, Griffon settled the convertible debt for $173,855 with $125,000 in cash, utilizing borrowings under the Credit Agreement, and $48,858, or 1,954,993 shares, of common stock issued from treasury.

(d)
In September 2015 and March 2016, Griffon entered into mortgage loans in the amounts of $32,280 and $8,000, respectively. The mortgage loans are secured by four properties occupied by Griffon's subsidiaries. The loans mature in September 2025 and April 2018, respectively, are collateralized by the specific properties financed and are guaranteed by Griffon. The loans bear interest at a rate of LIBOR plus 1.50%. At June 30, 2017, $35,348 was outstanding, net of issuance costs.

(e)
In August 2016, Griffon’s ESOP entered into an agreement that refinanced the existing ESOP loan into a new Term Loan in the amount of $35,092 (the "Agreement"). The Agreement also provided for a Line Note with $10,908 available to purchase shares of Griffon common stock in the open market. During the three and nine months ended June 30, 2017, Griffon's ESOP purchased 72,963 and 621,875 shares, respectively, of common stock for a total of $1,695 or $23.23 per share and $10,908 or $17.54 per share, respectively, with proceeds from the Line Note. On June 30, 2017, the Term Loan and Line Note were combined into a single Term Loan. The Term Loan bears interest at LIBOR plus 2.50%. The Term Loan requires a quarterly principal payment of $655 on September 30, 2017 and $569 thereafter, with a balloon payment due at maturity on March 22, 2020. As of June 30, 2017, $43,014, net of issuance costs, was outstanding under the Term Loan. The Term Loan is secured by shares purchased with the proceeds of the loan and with a lien on a specific amount of Griffon assets (which lien ranks pari passu with the lien granted on such assets under the Credit Agreement) and is guaranteed by Griffon.

(f)
In October 2006, CBP entered into a capital lease totaling $14,290 for real estate in Troy, Ohio. The lease matures in 2022, bears interest at a fixed rate of 5.0%, is secured by a mortgage on the real estate and is guaranteed by Griffon. At June 30, 2017, $5,488 was outstanding, net of issuance costs.

(g)
In September 2015, Clopay Europe GmbH (“Clopay Europe”) entered into a EUR 5,000 ($5,705 as of June 30, 2017) revolving credit facility and EUR 15,000 term loan. The term loan is payable in twelve quarterly installments of EUR 1,250, bears interest at a fixed rate of 2.5% and matures in September 2018. The revolving facility matures in September 2017, but is renewable upon mutual agreement with the bank. The revolving credit facility accrues interest at EURIBOR plus 1.75% per annum (1.75% at June 30, 2017). The revolver and the term loan are both secured by substantially all of the assets of Clopay Europe and its subsidiaries. Griffon guarantees the revolving facility and term loan. The term loan had an outstanding balance of EUR 6,250 ($7,131 at June 30, 2017) and the revolver had no outstanding borrowings at June 30, 2017. Clopay Europe is required to maintain a certain minimum equity to assets ratio and is subject to a maximum debt leverage ratio (defined as the ratio of total debt to EBITDA).

Clopay do Brazil maintains a line of credit of R$7,000 ($2,116 as of June 30, 2017). Interest on borrowings accrues at various fixed rates which averaged about 15.0% as of June 30, 2017. At June 30, 2017, there was approximately R$4,029 ($1,218 as of June 30, 2017) borrowed under the line. PPC guarantees the line of credit.
In November 2012, Garant G.P. (“Garant”) entered into a CAD $15,000 ($11,517 as of June 30, 2017) revolving credit facility.  The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (2.60% LIBOR USD and 2.31% Bankers Acceptance Rate CDN as of June 30, 2017). The revolving facility matures in October 2019. Garant is required to maintain a certain minimum equity.  At June 30, 2017, there were no borrowings under the revolving credit facility.

In July 2016, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries ("Griffon Australia") entered into an AUD 30,000 term loan and an AUD 10,000 revolver. The term loan refinanced two existing term loans and the revolver replaced two existing lines. In December 2016, the amount available under the revolver was increased from AUD 10,000 to AUD 20,000 and, in March 2017, the term loan commitment was increased by AUD 5,000 to AUD 33,500. The term loan requires quarterly principal payments of AUD 875 plus interest, with a balloon payment of AUD 24,750 due upon maturity in June 2019, and accrues interest at Bank Bill Swap Bid Rate “BBSY” plus 2.00% per annum (3.76% at June 30, 2017). The term loan had an outstanding balance of AUD 31,750 ($24,330 as of June 30, 2017). The revolving facility matures in November 2017, but is renewable upon mutual agreement with the bank, and accrues interest at BBSY plus 2.0% per annum (3.67% at June 30, 2017). At June 30, 2017, there were no borrowings under the revolver. The revolver and the term loan are both secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon guarantees the term loan. Griffon Australia is required to maintain a certain minimum equity level and is subject to a maximum leverage ratio and a minimum fixed charges cover ratio.

(h)	Other long-term debt consists primarily of a loan with the Pennsylvania Industrial Development Authority, with the balance consisting of capital leases.
At June 30, 2017, Griffon and its subsidiaries were in compliance with the terms and covenants of all credit and loan agreements.

NOTE 9 — SHAREHOLDERS’ EQUITY

During 2017, the Company paid a quarterly cash dividend of $0.06 per share in each quarter, totaling $0.18 per share for the nine months ended June 30, 2017. During 2016, the Company paid quarterly cash dividends of $0.05 per share, totaling $0.20 per share for the year. Dividends paid on shares in the ESOP were used to offset ESOP loan payments and recorded as a reduction of debt service payments and compensation expense. A dividend payable was established for the holders of restricted shares; such dividends will be released upon vesting of the underlying restricted shares.

On August 2, 2017 the Board of Directors declared a quarterly cash dividend of $0.06 per share, payable on September 21, 2017 to shareholders of record as of the close of business on August 24, 2017.

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

On January 29, 2016, shareholders approved the Griffon Corporation 2016 Equity Incentive Plan ("Incentive Plan") under which awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, restricted stock units, deferred shares and other stock-based awards may be granted. Options granted under the Incentive Plan may be either “incentive stock options” or nonqualified stock options, generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The maximum number of shares of common stock available for award under the Incentive Plan is 2,350,000 (600,000 of which may be issued as incentive stock options), plus (i) any shares reserved for issuance under the 2011 Equity Incentive Plan as of the effective date of the Incentive Plan, and (ii) any shares underlying awards outstanding on such effective date under the 2011 Incentive Plan that are canceled or forfeited. As of June 30, 2017, there were 1,093,816 shares available for grant.

All grants outstanding under former equity plans will continue under their terms; no additional awards will be granted under such plans.

During the first quarter of 2017, Griffon granted 300,494 shares of restricted stock and restricted stock units, subject to certain performance conditions, with vesting periods of three years, with a total fair value of $6,055, or a weighted average fair value of $20.15 per share. During the second quarter of 2017, Griffon granted 528,000 shares of restricted stock to two senior executives with a vesting period of four years and a two year post-vesting holding period, subject to the achievement of certain absolute and relative performance conditions relating to the price of Griffon's common stock. So long as the minimum performance condition is attained, the amount of shares that can vest will range from 384,000 to 528,000. The total fair value of these restricted shares is approximately $8,500, or a weighted average fair value of $16.10. Also during the second quarter, Griffon granted 40,700 shares of restricted stock with a vesting period of three years and a fair value of $1,036, or a weighted average fair value of $25.45 per share. During the third quarter of 2017, no shares of restricted stock were granted.

For the quarters ended June 30, 2017 and 2016, stock based compensation expense totaled $2,405 and $2,877, respectively. For the nine months ended June 30, 2017 and 2016, stock based compensation expense totaled $7,200 and $8,432, respectively.

During the quarter and nine months ended June 30, 2017, 1,591 shares, with a market value of $38 or $23.64 per share, and 584,069 shares, with a market value of $13,595 or $23.28 per share, respectively, were withheld to settle employee taxes due to the vesting of restricted stock, and were added to treasury.

On December 21, 2009, Griffon issued $100,000 principal amount of 4% convertible subordinated notes due 2017 (the “2017 Notes”). On July 14, 2016, Griffon announced that it would settle, upon conversion, up to $125,000 of the conversion value of the 2017 Notes in cash, with amounts in excess of $125,000, if any, to be settled in shares of Griffon common stock. On January 17, 2017, Griffon settled the convertible debt for $173,855 with $125,000 in cash, utilizing borrowing under the Credit Agreement, and $48,858, or 1,954,993 shares of common stock issued from treasury.

On each of July 29, 2015 and August 3, 2016, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under these share repurchase programs, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. There were no repurchases under these programs during the quarter ended June 30, 2017. During the nine months ended June 30, 2017, Griffon purchased 129,000 shares of common stock under these programs, for a total of $2,201 or $17.06 per share. As of June 30, 2017, $49,437 remains under the August 2016 Board authorization.

From August 2011 to June 30, 2017, Griffon repurchased 15,984,854 shares of common stock, for a total of $211,621 or $13.24 per share, under Board authorized repurchase programs.

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

The following table is a reconciliation of the share amounts (in thousands) used in computing earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Weighted average shares outstanding - basic	41,683	40,558	40,765	41,318
Incremental shares from stock based compensation	1,572	1,876	1,683	2,047
Convertible debt matured 2017	—	846	486	878

Weighted average shares outstanding - diluted	43,255	43,280	42,934	44,243

Anti-dilutive options excluded from diluted EPS computation	—	377	—	404

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

NOTE 11 – BUSINESS SEGMENTS

Griffon’s reportable segments are as follows:

•
HBP is the leading US manufacturer and a global provider of long-handled tools and landscaping products for homeowners and professionals, as well as a leading manufacturer and marketer of residential and commercial garage doors and sells to professional dealers and some of the largest home center retail chains in North America.

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

Information on Griffon’s reportable segments is as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
REVENUE	2017	2016	2017	2016
Home & Building Products:
AMES	$136,132	$122,198	$419,763	$406,335
CBP	140,349	133,362	406,437	389,657
Home & Building Products	276,481	255,560	826,200	795,992
Telephonics	81,633	91,767	267,998	306,678
PPC	115,206	114,873	341,986	353,786
Total consolidated net sales	$473,320	$462,200	$1,436,184	$1,456,456

The following table reconciles segment operating profit to income before taxes:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
INCOME BEFORE TAXES	2017	2016	2017	2016
Segment operating profit:
Home & Building Products	$23,708	$23,201	$64,661	$62,170
Telephonics	4,114	9,471	18,521	25,159
PPC	6,325	1,672	19,628	13,569
Total segment operating profit	34,147	34,344	102,810	100,898
Net interest expense	(12,712)	(12,960)	(38,701)	(37,320)
Unallocated amounts	(9,865)	(9,625)	(29,324)	(28,632)
Income before taxes	$11,570	$11,759	$34,785	$34,946

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

The following table provides a reconciliation of Segment adjusted EBITDA to Income before taxes:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2017	2016	2017	2016
Segment adjusted EBITDA:
Home & Building Products	$33,134	$32,082	$92,506	$88,249
Telephonics	6,784	12,125	26,679	32,913
PPC	13,311	13,588	39,652	37,154
Total Segment adjusted EBITDA	53,229	57,795	158,837	158,316
Net interest expense	(12,712)	(12,960)	(38,701)	(37,320)
Segment depreciation and amortization	(19,082)	(17,551)	(56,027)	(51,518)
Unallocated amounts	(9,865)	(9,625)	(29,324)	(28,632)
Restructuring charges	—	(5,900)	—	(5,900)
Income before taxes	$11,570	$11,759	$34,785	$34,946

Unallocated amounts typically include general corporate expenses not attributable to a reportable segment.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
DEPRECIATION and AMORTIZATION	2017	2016	2017	2016
Segment:
Home & Building Products	$9,426	$8,881	$27,845	$26,079
Telephonics	2,670	2,654	8,158	7,754
PPC	6,986	6,016	20,024	17,685
Total segment depreciation and amortization	19,082	17,551	56,027	51,518
Corporate	125	126	353	361
Total consolidated depreciation and amortization	$19,207	$17,677	$56,380	$51,879

CAPITAL EXPENDITURES
Segment:
Home & Building Products	$5,800	$9,148	$16,213	$37,263
Telephonics	1,161	2,360	4,274	5,598
PPC	9,678	5,648	36,764	19,008
Total segment	16,639	17,156	57,251	61,869
Corporate	1	139	1,902	1,378
Total consolidated capital expenditures	$16,640	$17,295	$59,153	$63,247

ASSETS	At June 30, 2017	At September 30, 2016
Segment assets:
Home & Building Products	$1,030,779	$1,020,297
Telephonics	315,791	334,631
PPC	362,003	365,920
Total segment assets	1,708,573	1,720,848
Corporate	91,117	59,061
Total continuing assets	1,799,690	1,779,909
Assets of discontinued operations	4,793	2,187
Consolidated total	$1,804,483	$1,782,096

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)

NOTE 12 – DEFINED BENEFIT PENSION EXPENSE

Defined benefit pension expense (income) was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Interest cost	$1,402	$1,065	$4,206	$5,225
Expected return on plan assets	(2,735)	(2,489)	(8,207)	(8,321)
Amortization:
Prior service cost	4	3	12	11
Recognized actuarial loss	832	590	2,496	1,771
Net periodic expense (income)	$(497)	$(831)	$(1,493)	$(1,314)

In 2016, the Company changed the method used to estimate the service and interest components of net periodic benefit cost for pension and other post-retirement benefits from the single weighted-average discount rate to the spot rate method.  There was no impact on the total benefit obligation.

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS
Recently adopted accounting pronouncements

In March 2016, the FASB issued guidance on Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the classification of related matters in the statement of cash flows. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2016 using either the prospective, retrospective or modified retrospective transition method, depending on the area covered in this update. In the fourth quarter of fiscal 2016, the Company early adopted this guidance as of October 1, 2015, using the prospective transition method in order to simplify the accounting for employee share-based payments. As such, all excess tax benefits (“windfalls”) and deficiencies (“shortfalls”) related to employee stock compensation were recognized within income tax expense and included in operating cash flow for the year ended September 30, 2016. Under prior guidance, windfalls were recognized to Capital in excess of par value and shortfalls were only recognized to the extent they exceeded the pool of windfall tax benefits; benefits were recognized in financing activities in the cash flow.

The first through third 2016 quarters and related year-to-date periods were adjusted as a result of the adoption. A tax benefit of $2,193 was recognized within income tax expense reflecting the excess tax benefits in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine-month period ended June 30, 2016. Additionally, income tax benefits at settlement of an award were previously reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award's vesting period. As such, there was a $2,291 increase to net cash provided by operating activities and a corresponding decrease to net cash used in financing activities in the accompanying Condensed Consolidated Statement of Cash Flows for nine-month period ended June 30, 2016. The remaining provisions of this accounting standard did not have a material impact on the accompanying condensed consolidated financial statements.

Newly issued but not yet effective accounting pronouncements

In May 2017, the FASB issued guidance to address the situation when a company modifies the terms of a stock compensation award previously granted to an employee. This guidance is effective, and should be applied prospectively, for fiscal years beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period. The new guidance is effective for the Company beginning in 2019. We are currently evaluating the impact of the guidance on the Company's financial condition, results of operations and related disclosures.

In March 2017, the FASB issued amendments to the Compensation - Retirement Benefits guidance which requires companies to retrospectively present the service cost component of net periodic benefit cost for pension and retiree medical plans along with other compensation costs in operating income and present the other components of net periodic benefit cost below operating income in the income statement. The guidance also allows only the service cost component of net periodic benefit cost to be eligible for capitalization within inventory or fixed assets on a prospective basis. This guidance is effective, and should be applied retroactively, for fiscal years beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period. The new guidance is effective for the Company beginning in 2019. We are currently evaluating the impact of the guidance on the Company's financial condition, results of operations and related disclosures.

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

NOTE 14 – DISCONTINUED OPERATIONS

The following amounts related to the Installation Services segment, discontinued in 2008, and other businesses discontinued several years ago, which have been segregated from Griffon’s continuing operations, and are reported as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets:

	At June 30, 2017	At September 30, 2016
Assets of discontinued operations:
Prepaid and other current assets	$479	$219
Other long-term assets	4,314	1,968
Total assets of discontinued operations	$4,793	$2,187

Liabilities of discontinued operations:
Accrued liabilities, current	$1,107	$1,684
Other long-term liabilities	4,321	1,706
Total liabilities of discontinued operations	$5,428	$3,390

There was no Installation Services revenue or income for the quarter and nine months ended June 30, 2017 or 2016.

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

The activity in the restructuring accrual recorded in accrued liabilities consisted of the following:

	Workforce Reduction	Other Related	Total
Accrued liability at September 30, 2016	$2,487	$1,004	$3,491
Payments	(1,749)	(745)	(2,494)
Accrued liability at June 30, 2017	$738	$259	$997

NOTE 16 – OTHER INCOME (EXPENSE)

For the quarters ended June 30, 2017 and 2016, Other income (expense) included $(849) and $192, respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $55 and $58, respectively, of net investment income.

For the nine months ended June 30, 2017 and 2016, Other income (expense) included $(1,116) and $301, respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $210 and $260, respectively, of net investment income.

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

Changes in Griffon’s warranty liability, included in Accrued liabilities, were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Balance, beginning of period	$5,803	$6,469	$6,322	$6,040
Warranties issued and changes in estimated pre-existing warranties	803	1,496	3,310	4,504
Actual warranty costs incurred	(1,457)	(1,698)	(4,483)	(4,277)
Balance, end of period	$5,149	$6,267	$5,149	$6,267

NOTE 18 – OTHER COMPREHENSIVE INCOME (LOSS)

The amounts recognized in other comprehensive income (loss) were as follows:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$6,414	$—	$6,414	$796	$—	$796
Pension and other defined benefit plans	836	(292)	544	593	(207)	386
Cash flow hedges	277	(79)	198	1,838	(551)	1,287
Total other comprehensive income (loss)	$7,527	$(371)	$7,156	$3,227	$(758)	$2,469

	Nine Months Ended June 30, 2017			Nine Months Ended June 30, 2016
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$1,344	$—	$1,344	$11,130	$—	$11,130
Pension and other defined benefit plans	2,508	(876)	1,632	1,782	(624)	1,158
Cash flow hedges	1,121	(320)	801	(1,967)	590	(1,377)
Total other comprehensive income (loss)	$4,973	$(1,196)	$3,777	$10,945	$(34)	$10,911

The components of Accumulated other comprehensive income (loss) are as follows:

	June 30, 2017	September 30, 2016
Foreign currency translation adjustments	$(41,550)	$(42,894)
Pension and other defined benefit plans	(35,711)	(37,343)
Change in Cash flow hedges	(203)	(1,004)
	$(77,464)	$(81,241)

Amounts reclassified from accumulated other comprehensive income (loss) to income were as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
Gain (Loss)	2017	2016	2017	2016
Pension amortization	$(836)	$(593)	$(2,508)	$(1,782)
Cash flow hedges	(88)	(764)	(910)	324
Total gain (loss)	(924)	(1,357)	(3,418)	(1,458)
Tax benefit (expense)	277	407	1,025	438
Total	$(647)	$(950)	$(2,393)	$(1,020)

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

Subsequently, ISC was advised by the DEC that random sampling at the Peekskill Site and in a creek near the Peekskill Site indicated concentrations of solvents and other chemicals common to Lightron’s prior plating operations. ISC then entered into a consent order with the DEC in 1996 (the “Consent Order”) to perform a remedial investigation and prepare a feasibility study.

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

Union Fork and Hoe, Frankfort, NY site. The former Union Fork and Hoe property in Frankfort, NY was acquired by Ames in 2006 as part of a larger acquisition, and has historic site contamination involving chlorinated solvents, petroleum hydrocarbons and metals. AMES has entered into an Order on Consent with the New York State Department of Environmental Conservation. While the Order is without admission or finding of liability or acknowledgment that there has been a release of hazardous substances at the site, AMES is required to perform a remedial investigation of certain portions of the property and to recommend a remediation option. At the conclusion of the remediation phase to the satisfaction of the DEC, the DEC will issue a Certificate of Completion. AMES has performed significant investigative and remedial activities in the last few years under work plans approved by the DEC, and the DEC has approved the final remedial investigation report. AMES submitted a Feasibility Study, evaluating a number of remedial options, and recommending excavation and offsite disposal of lead contaminated soils, capping of other areas of the site impacted by other metals and performing limited groundwater monitoring. The Company is now awaiting a DEC decision on the Feasibility Study and the issuance of a Record of Decision. Implementation of the selected remedial alternative is expected to occur following regulatory approval. AMES has a number of defenses to liability in this matter, including its rights under a previous Consent Judgment entered into between the DEC and a predecessor of AMES relating to the site.

US Government investigations and claims

Defense contracts and subcontracts, including Griffon’s contracts and subcontracts, are subject to audit and review by various agencies and instrumentalities of the United States government, including among others, the Defense Contract Audit Agency (“DCAA”), the Defense Criminal Investigative Service (“DCIS”), and the Department of Justice ("DOJ") which has responsibility for asserting claims on behalf of the US government. In addition to ongoing audits, Griffon is currently in discussions with the civil division of the US Department of Justice regarding certain amounts the civil division has indicated it believes it is owed from Griffon with respect to certain US government contracts in which Griffon acted as a subcontractor. No claim has been asserted against Griffon in connection with this matter, and Griffon believes that it does not have a material financial exposure in connection with this matter.

In general, departments and agencies of the US Government have the authority to investigate various transactions and operations of Griffon, and the results of such investigations may lead to administrative, civil or criminal proceedings, the ultimate outcome of which could be fines, penalties, repayments or compensatory or treble damages. US Government regulations provide that certain findings against a contractor may lead to suspension or debarment from future US Government contracts or the loss of export privileges for a company or an operating division or subdivision. Suspension or debarment could have a material adverse effect on Telephonics because of its reliance on government contracts.

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

NOTE 20 — CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the domestic assets of Clopay Building Products Company, Inc., Clopay Plastic Products Company, Inc., Telephonics Corporation, The AMES Companies, Inc., ATT Southern, Inc. and Clopay Ames True Temper Holding Corp., all of which are indirectly 100% owned by Griffon. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act of 1933, presented below are condensed consolidating financial information as of June 30, 2017 and September 30, 2016 and for the three and nine months ended June 30, 2017 and 2016. The financial information may not necessarily be indicative of the results of operations or financial position of the guarantor companies or non-guarantor companies had they operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly-owned subsidiaries accounted for under the equity method.

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

CONDENSED CONSOLIDATING BALANCE SHEETS
At June 30, 2017

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CURRENT ASSETS
Cash and equivalents	$21,231	$11,550	$36,667	$—	$69,448
Accounts receivable, net of allowances	—	192,813	54,839	(19,839)	227,813
Contract costs and recognized income not yet billed, net of progress payments	—	119,114	253	—	119,367
Inventories, net	—	269,815	69,502	76	339,393
Prepaid and other current assets	14,014	16,574	12,908	126	43,622
Assets of discontinued operations	—	—	479	—	479
Total Current Assets	35,245	609,866	174,648	(19,637)	800,122
PROPERTY, PLANT AND EQUIPMENT, net	723	300,922	108,827	—	410,472
GOODWILL	—	284,875	76,530	—	361,405
INTANGIBLE ASSETS, net	—	144,620	65,440	—	210,060
INTERCOMPANY RECEIVABLE	555,769	756,667	356,701	(1,669,137)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	848,559	867,153	1,062,002	(2,777,714)	—
OTHER ASSETS	8,568	5,515	4,006	21	18,110
ASSETS OF DISCONTINUED OPERATIONS	—	—	4,314	—	4,314
Total Assets	$1,448,864	$2,969,618	$1,852,468	$(4,466,467)	$1,804,483
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$2,895	$2,358	$11,403	$—	$16,656
Accounts payable and accrued liabilities	28,093	192,756	69,231	(13,638)	276,442
Liabilities of discontinued operations	—	—	1,107	—	1,107
Total Current Liabilities	30,988	195,114	81,741	(13,638)	294,205

LONG-TERM DEBT, net	924,307	17,240	39,173	—	980,720
INTERCOMPANY PAYABLES	75,225	768,406	795,095	(1,638,726)	—
OTHER LIABILITIES	24,256	100,641	12,310	(6,058)	131,149
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	4,321	—	4,321
Total Liabilities	1,054,776	1,081,401	932,640	(1,658,422)	1,410,395
SHAREHOLDERS’ EQUITY	394,088	1,888,217	919,828	(2,808,045)	394,088
Total Liabilities and Shareholders’ Equity	$1,448,864	$2,969,618	$1,852,468	$(4,466,467)	$1,804,483

CONDENSED CONSOLIDATING BALANCE SHEETS
At September 30, 2016

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CURRENT ASSETS
Cash and equivalents	$6,517	$27,692	$38,344	$—	$72,553
Accounts receivable, net of allowances	—	175,583	63,810	(5,642)	233,751
Contract costs and recognized income not yet billed, net of progress payments	—	126,961	—	—	126,961
Inventories, net	—	239,325	69,544	—	308,869
Prepaid and other current assets	39,763	31,191	16,447	(48,796)	38,605
Assets of discontinued operations	—	—	219	—	219
Total Current Assets	46,280	600,752	188,364	(54,438)	780,958

PROPERTY, PLANT AND EQUIPMENT, net	956	303,735	100,713	—	405,404
GOODWILL	—	284,875	76,310	—	361,185
INTANGIBLE ASSETS, net	—	147,960	62,639	—	210,599
INTERCOMPANY RECEIVABLE	539,938	713,118	307,081	(1,560,137)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	824,887	866,595	1,916,622	(3,608,104)	—
OTHER ASSETS	6,529	12,151	12,675	(9,373)	21,982
ASSETS OF DISCONTINUED OPERATIONS	—	—	1,968	—	1,968
Total Assets	$1,418,590	$2,929,186	$2,666,372	$(5,232,052)	$1,782,096
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$3,153	$2,307	$17,184	$—	$22,644
Accounts payable and accrued liabilities	65,751	202,657	65,213	(39,686)	293,935
Liabilities of discontinued operations	—	—	1,684	—	1,684
Total Current Liabilities	68,904	204,964	84,081	(39,686)	318,263
LONG-TERM DEBT, net	848,589	18,872	46,453	—	913,914
INTERCOMPANY PAYABLES	57,648	737,980	735,053	(1,530,681)	—
OTHER LIABILITIES	32,502	114,491	26,574	(36,301)	137,266
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	1,706	—	1,706
Total Liabilities	1,007,643	1,076,307	893,867	(1,606,668)	1,371,149
SHAREHOLDERS’ EQUITY	410,947	1,852,879	1,772,505	(3,625,384)	410,947
Total Liabilities and Shareholders’ Equity	$1,418,590	$2,929,186	$2,666,372	$(5,232,052)	$1,782,096

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended June 30, 2017

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$376,143	$103,905	$(6,728)	$473,320
Cost of goods and services	—	283,552	81,082	(7,271)	357,363
Gross profit	—	92,591	22,823	543	115,957
Selling, general and administrative expenses	7,038	65,146	18,648	(92)	90,740
Income (loss) from operations	(7,038)	27,445	4,175	635	25,217
Other income (expense)
Interest income (expense), net	(3,267)	(8,248)	(1,197)	—	(12,712)
Other, net	55	572	(927)	(635)	(935)
Total other income (expense)	(3,212)	(7,676)	(2,124)	(635)	(13,647)
Income (loss) before taxes	(10,250)	19,769	2,051	—	11,570
Provision (benefit) for income taxes	(6,080)	6,910	1,187	—	2,017
Income (loss) before equity in net income of subsidiaries	(4,170)	12,859	864	—	9,553
Equity in net income (loss) of subsidiaries	13,723	913	12,859	(27,495)	—
Net income (loss)	$9,553	$13,772	$13,723	$(27,495)	$9,553

Net Income (loss)	$9,553	$13,772	$13,723	$(27,495)	$9,553
Other comprehensive income (loss), net of taxes	7,156	3,688	9,992	(13,680)	7,156
Comprehensive income (loss)	$16,709	$17,460	$23,715	$(41,175)	$16,709

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended June 30, 2016

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$369,235	$100,420	$(7,455)	$462,200
Cost of goods and services	—	267,804	82,914	(7,875)	342,843
Gross profit	—	101,431	17,506	420	119,357
Selling, general and administrative expenses	6,646	64,735	17,591	(92)	88,880
Restructuring and other related charges	—	1,299	4,601	—	5,900
Total operating expenses	6,646	66,034	22,192	(92)	94,780
Income (loss) from operations	(6,646)	35,397	(4,686)	512	24,577
Other income (expense)
Interest income (expense), net	(3,347)	(7,656)	(1,957)	—	(12,960)
Other, net	67	714	(127)	(512)	142
Total other income (expense)	(3,280)	(6,942)	(2,084)	(512)	(12,818)
Income (loss) before taxes	(9,926)	28,455	(6,770)	—	11,759
Provision (benefit) for income taxes	12,946	7,167	(15,950)	—	4,163
Income (loss) before equity in net income of subsidiaries	(22,872)	21,288	9,180	—	7,596
Equity in net income (loss) of subsidiaries	30,468	7,454	21,288	(59,210)	—
Net income (loss)	$7,596	$28,742	$30,468	$(59,210)	$7,596

Net Income (loss)	$7,596	$28,742	$30,468	$(59,210)	$7,596
Other comprehensive income (loss), net of taxes	2,469	(2,652)	4,920	(2,268)	2,469
Comprehensive income (loss)	$10,065	$26,090	$35,388	$(61,478)	$10,065

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended June 30, 2017

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$1,132,641	$327,325	$(23,782)	$1,436,184
Cost of goods and services	—	859,990	253,406	(24,846)	1,088,550
Gross profit	—	272,651	73,919	1,064	347,634
Selling, general and administrative expenses	20,759	194,377	58,113	(277)	272,972
Income (loss) from operations	(20,759)	78,274	15,806	1,341	74,662
Other income (expense)
Interest income (expense), net	(10,616)	(24,539)	(3,546)	—	(38,701)
Other, net	216	2,131	(2,182)	(1,341)	(1,176)
Total other income (expense)	(10,400)	(22,408)	(5,728)	(1,341)	(39,877)
Income (loss) before taxes	(31,159)	55,866	10,078	—	34,785
Provision (benefit) for income taxes	(16,643)	20,006	4,560	—	7,923
Income (loss) before equity in net income of subsidiaries	(14,516)	35,860	5,518	—	26,862
Equity in net income (loss) of subsidiaries	41,378	5,633	35,860	(82,871)	—
Net income (loss)	$26,862	$41,493	$41,378	$(82,871)	$26,862

Net Income (loss)	$26,862	$41,493	$41,378	$(82,871)	$26,862
Other comprehensive income (loss), net of taxes	3,777	(4,219)	15,346	(11,127)	3,777
Comprehensive income (loss)	$30,639	$37,274	$56,724	$(93,998)	$30,639

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended June 30, 2016

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$1,165,484	$313,766	$(22,794)	$1,456,456
Cost of goods and services	—	879,391	251,303	(23,857)	1,106,837
Gross profit	—	286,093	62,463	1,063	349,619
Selling, general and administrative expenses	19,574	196,879	55,589	(277)	271,765
Restructuring and other related charges	—	1,299	4,601	—	5,900
Total operating expenses	19,574	198,178	60,190	(277)	277,665
Income (loss) from operations	(19,574)	87,915	2,273	1,340	71,954
Other income (expense)
Interest income (expense), net	(8,299)	(23,197)	(5,824)	—	(37,320)
Other, net	278	2,634	(1,260)	(1,340)	312
Total other income (expense)	(8,021)	(20,563)	(7,084)	(1,340)	(37,008)
Income (loss) before taxes	(27,595)	67,352	(4,811)	—	34,946
Provision (benefit) for income taxes	1,307	23,996	(14,836)	—	10,467
Income (loss) before equity in net income of subsidiaries	(28,902)	43,356	10,025	—	24,479
Equity in net income (loss) of subsidiaries	53,381	8,275	43,356	(105,012)	—
Net income (loss)	$24,479	$51,631	$53,381	$(105,012)	$24,479
Net Income (loss)	$24,479	$51,631	$53,381	$(105,012)	$24,479
Other comprehensive income (loss), net of taxes	10,911	(451)	11,161	(10,710)	10,911
Comprehensive income (loss)	$35,390	$51,180	$64,542	$(115,722)	$35,390

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2017

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$26,862	$41,493	$41,378	$(82,871)	$26,862
Net cash provided by (used in) operating activities:	(18,837)	40,186	44,136	—	65,485
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(12)	(36,384)	(22,757)	—	(59,153)
Acquired businesses, net of cash acquired	—	—	(6,051)	—	(6,051)
Proceeds from sale of assets	—	157	8	—	165
Net cash provided by investing activities	(12)	(36,227)	(28,800)	—	(65,039)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(15,796)	—	—	—	(15,796)
Proceeds from long-term debt	200,656	—	10,441	—	211,097
Payments of long-term debt	(128,365)	(1,613)	(22,500)	—	(152,478)
Change in short-term borrowings	—	—	(940)	—	(940)
Share premium payment on settled debt	(24,997)	—	—	—	(24,997)
Financing costs	(363)	—	—	—	(363)
Purchase of ESOP shares	(10,908)	—	—	—	(10,908)
Dividends paid	(7,766)	—	—	—	(7,766)
Other, net	21,102	(18,488)	(2,726)	—	(112)
Net cash provided by (used in) financing activities	33,563	(20,101)	(15,725)	—	(2,263)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	—	—	(1,216)	—	(1,216)
Effect of exchange rate changes on cash and equivalents	—	—	(72)	—	(72)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	14,714	(16,142)	(1,677)	—	(3,105)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	6,517	27,692	38,344	—	72,553
CASH AND EQUIVALENTS AT END OF PERIOD	$21,231	$11,550	$36,667	$—	$69,448

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2016

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$24,479	$51,631	$53,381	$(105,012)	$24,479
Net cash provided by (used in) operating activities:	(13,428)	54,730	18,445	—	59,747
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(221)	(51,494)	(11,532)	—	(63,247)
Acquired businesses, net of cash acquired	—	—	(1,744)	—	(1,744)
Investment in unconsolidated joint venture	—	(2,726)	—	—	(2,726)
Investment sales	715	—	—	—	715
Proceeds from sale of assets	—	757	157	—	914
Net cash provided by (used in) investing activities	494	(53,463)	(13,119)	—	(66,088)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(50,771)	—	—	—	(50,771)
Proceeds from long-term debt	238,450	2,336	22,463	—	263,249
Payments of long-term debt	(143,785)	(1,599)	(32,589)	—	(177,973)
Change in short-term borrowings	—	—	(45)	—	(45)
Financing costs	(4,028)	—	(107)	—	(4,135)
Dividends paid	(6,686)	—	—	—	(6,686)
Other, net	13	(3,984)	3,984	—	13
Net cash provided by (used in) financing activities	33,193	(3,247)	(6,294)	—	23,652
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	—	—	(1,152)	—	(1,152)
Effect of exchange rate changes on cash and equivalents	—	—	456	—	456
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	20,259	(1,980)	(1,664)	—	16,615
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,440	10,671	38,890	—	52,001
CASH AND EQUIVALENTS AT END OF PERIOD	$22,699	$8,691	$37,226	$—	$68,616

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

Griffon currently conducts its operations through three reportable segments:

•	Home & Building Products ("HBP") consists of two companies, The AMES Companies, Inc. (“AMES”) and Clopay Building Products Company, Inc. (“CBP”):

-	AMES, founded in 1774, is the leading US manufacturer and a global provider of long-handled tools and landscaping products for homeowners and professionals.

-	CBP, since 1964, is a leading manufacturer and marketer of residential and commercial garage doors and sells to professional dealers and some of the largest home center retail chains in North America.

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
As a result of the decline in the US housing market, in May 2008 we announced the divestiture of our Installation Services business, which was consummated by September 2008. In September 2008, Griffon strengthened its balance sheet by raising $248,600 in equity through a common stock rights offering and a related investment by GS Direct L.L.C., an affiliate of The Goldman Sachs Group, Inc. Since that time, Griffon has continued to refine and enhance the strategic direction and operating performance of its companies, while strengthening its balance sheet. During this period, Griffon has grown revenue and earnings through organic growth, cost containment and acquisitions, while returning capital to its shareholders through dividends and stock buybacks.

On September 30, 2010, Griffon purchased AMES for $542,000. Subsequently, Griffon acquired five businesses complementary to AMES: the pots and planters business of Southern Sales & Marketing ("Southern Patio"), Northcote Pottery™ ("Northcote"), the Australian Garden and Tools division of Illinois Tool Works, Inc. ("Cyclone"), the Hills Home Living business of Hills Limited, known in Australia for its clothesline, laundry and garden products ("Hills") and La Hacienda Limited.

On October 17, 2011, AMES acquired Southern Patio for approximately $23,000. Southern Patio is a leading designer, manufacturer and marketer of landscape accessories.

In January 2013, AMES announced its intention to close certain US manufacturing facilities and consolidate affected operations primarily into its Camp Hill and Carlisle, PA locations. These actions, which were completed at the end of the first quarter of 2015, improved manufacturing and distribution efficiencies, allowed for in-sourcing of certain production previously performed by third party suppliers, and improved material flow and absorption of fixed costs. Savings began in the second quarter of 2015 and have exceeded $10,000 on an annual basis.

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

On July 31, 2017, The AMES Companies, Inc. acquired La Hacienda Limited, a leading United Kingdom outdoor living brand of unique heating and garden decor products, for approximately $11,400 (GBP 8,675), including an approximate contingent earn out payment of $790 (GBP 600). The acquisition of La Hacienda broadens AMES' global outdoor living and lawn and garden business and supports AMES' UK expansion strategy. La Hacienda is expected to generate approximately $18,000 (GBP 13,700) of revenue in the first twelve months after the acquisition.
From August 2011 through June 30, 2017, Griffon repurchased 20,429,298 shares of its common stock, for a total of $261,621 or $12.81 per share. This included the repurchase of 15,984,854 shares on the open market, as well as the December 10, 2013 repurchase of 4,444,444 shares from GS Direct for $50,000, or $11.25 per share. In each of August 2011, May 2014, March 2015, July 2015 and August 2016, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under these programs, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. At June 30, 2017, $49,437 in the aggregate remains under the August 3, 2016 Board authorization.

From October 2008 through May 10, 2017, Griffon's Employee Stock Ownership Plan ("ESOP") purchased 4,562,371 shares of Griffon's common stock, for a total of $54,186 or $11.88 per share. During the quarter ended June 30, 2017, Griffon purchased 72,963 shares of common stock, for a total of $1,695 or $23.23 per share, under a borrowing line that has now been fully utilized. During the nine months ended June 30, 2017, Griffon's ESOP purchased 621,875 shares of common stock for a total of $10,908 or $17.54 per share. As of June 30, 2017, the ESOP holds 5,831,091 allocated and unallocated shares, or 12% of Griffon's outstanding shares, with a related loan balance of $43,014, net of issuance costs.

On November 17, 2011, the Company began declaring quarterly dividends. For the nine months ended June 30, 2017, and during 2016, 2015 and 2014, the Company declared and paid dividends per share of $0.18, $0.20, $0.16 and $0.12, respectively, for total dividends of $30,491 paid during this period.

On August 2, 2017 the Board of Directors declared a quarterly cash dividend of $0.06 per share, payable on September 21, 2017 to shareholders of record as of the close of business on August 24, 2017.

During 2014, Griffon issued $600,000 of 5.25% Senior Notes due 2022 the proceeds of which were used to redeem $550,000 of 7.125% senior notes due 2018. On May 18, 2016, the Company completed an add-on offering of $125,000 principal amount of 5.25% Senior Notes due 2022; as of that date, outstanding Senior Notes due 2022 totaled $725,000. The net proceeds of the add-on offering were used to pay down outstanding Credit Agreement borrowings.

On October 15, 2015, CBP announced plans to expand its manufacturing facility in Troy, Ohio. The expansion reflects increased customer demand for its core products, and its success in bringing new technologies to market. The project includes improvements to its existing one million square foot building, as well as adding 250,000 square feet and new manufacturing equipment. The project is complete.

In January 2016, Griffon launched its new website: www.griffon.com.

On March 22, 2016, Griffon amended its Credit Agreement to increase the credit facility from $250,000 to $350,000, extend its maturity date from March 13, 2020 to March 22, 2021 and modify certain other provisions of the facility.

During April 2016, PPC announced a $50,000 breathable film investment which will expand breathable film capacity in North America, Europe and Brazil, increase PPC's extrusion and print capacity, and enhance PPC's innovation and technology capabilities.

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

OVERVIEW

Revenue for the quarter ended June 30, 2017 was $473,320 compared to $462,200 in the prior year quarter, an increase of 2%, primarily from increased revenue at Home & Building Products, partially offset by decreased revenue at Telephonics. Net income was $9,553 or $0.22 per share, compared to $7,596 or $0.18 per share, in the prior year quarter. The current quarter results included net tax benefits of $2,193 or $0.05 per share primarily related to discrete tax benefits from the federal domestic production activities deduction, partially offset by the impact of a valuation allowance taken on German net operating loss carryforwards that do not expire. The prior year quarter included restructuring charges of $5,900 ($4,223, net of tax or $0.10 per share) and discrete tax benefits, net, of $775 or $0.02 per share from the release of unrecognized tax benefits and the retroactive extension of the federal R&D credit signed into law December 18, 2015.

Excluding these tax items and restructuring charge from the respective quarterly results, Net income would have been $7,360 or $0.17 per share in the current quarter compared to $11,044 or $0.26 per share in the prior year quarter.

Revenue for the nine months ended June 30, 2017 was $1,436,184 compared to $1,456,456 in the prior year period, a decrease of 1%, primarily from lower revenue at Telephonics and PPC, partially offset by continued growth at HBP. Net income was $26,862 or $0.63 per share, compared to a net income of $24,479 or $0.55 per share, in the prior year period. The current year results included net tax benefits of $5,122 or $0.12 per share, primarily related to discrete tax benefits from the adoption of recent Financial Accounting Standards Board ("FASB") guidance, which requires the company to recognize excess tax benefits from the vesting of equity awards within income tax expense, and benefits related to the federal domestic production activities deduction, partially offset by the current year impact of a valuation allowance taken on German net operating loss carryforwards that do not expire. Results for the nine months ended June 30, 2016 included restructuring charges of $5,900 ($4,223, net of tax or $0.10 per share) and discrete tax benefits, net, of $3,324, or $0.08 per share, from the adoption of the FASB guidance mentioned above, the release of unrecognized tax benefits and the retroactive extension of the federal R&D credit signed into law December 18, 2015.

Excluding these tax items and restructuring charge from the respective periods, Net income would have been $21,740 or $0.51 per share in the nine months ended June 30, 2017 compared to $25,378 or $0.57 per share in the nine months ended June 30, 2016.

Griffon evaluates performance based on Earnings per share and Net income excluding restructuring charges, loss on debt extinguishment, acquisition related expenses and discrete and certain other tax items, as well as other items that may affect comparability, as applicable. Griffon believes this information is useful to investors for the same reason. The following table provides a reconciliation of Net income to adjusted net income and earnings per share to Adjusted earnings per share:

GRIFFON CORPORATION AND SUBSIDIARIES
RECONCILIATION OF NET INCOME
TO ADJUSTED NET INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2017	2016	2017	2016
Net income	$9,553	$7,596	$26,862	$24,479
Adjusting items, net of tax:
Restructuring charges	—	4,223	—	4,223
Discrete and certain other tax benefits	(2,193)	(775)	(5,122)	(3,324)
Adjusted net income	$7,360	$11,044	$21,740	$25,378
Diluted income per common share	$0.22	$0.18	$0.63	$0.55
Adjusting items, net of tax:
Restructuring charges	—	0.10	—	0.10
Discrete and certain other tax benefits	(0.05)	(0.02)	(0.12)	(0.08)
Adjusted earnings per common share	$0.17	$0.26	$0.51	$0.57
Weighted-average shares outstanding (in thousands)	43,255	43,280	42,934	44,243

Note: Due to rounding, the sum of earnings per common share and adjusting items, net of tax, may not equal adjusted earnings per common share.

RESULTS OF OPERATIONS

Three and nine months ended June 30, 2017 and 2016

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

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2017	2016	2017	2016
Segment operating profit:
Home & Building Products	$23,708	$23,201	$64,661	$62,170
Telephonics	4,114	9,471	18,521	25,159
PPC	6,325	1,672	19,628	13,569
Total segment operating profit	34,147	34,344	102,810	100,898
Net interest expense	(12,712)	(12,960)	(38,701)	(37,320)
Unallocated amounts	(9,865)	(9,625)	(29,324)	(28,632)
Income before taxes	$11,570	$11,759	$34,785	$34,946

The following table provides a reconciliation of Segment adjusted EBITDA to Income before taxes:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2017	2016	2017	2016
Segment adjusted EBITDA:
Home & Building Products	$33,134	$32,082	$92,506	$88,249
Telephonics	6,784	12,125	26,679	32,913
PPC	13,311	13,588	39,652	37,154
Total Segment adjusted EBITDA	53,229	57,795	158,837	158,316
Net interest expense	(12,712)	(12,960)	(38,701)	(37,320)
Segment depreciation and amortization	(19,082)	(17,551)	(56,027)	(51,518)
Unallocated amounts	(9,865)	(9,625)	(29,324)	(28,632)
Restructuring charges	—	(5,900)	—	(5,900)
Income before taxes	$11,570	$11,759	$34,785	$34,946

Home & Building Products

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2017		2016		2017		2016
Revenue:
AMES	$136,132		$122,198		$419,763		$406,335
CBP	140,349		133,362		406,437		389,657
Home & Building Products	$276,481		$255,560		$826,200		$795,992
Segment operating profit	$23,708	8.6%	$23,201	9.1%	$64,661	7.8%	$62,170	7.8%
Depreciation and amortization	9,426		8,881		27,845		26,079
Segment adjusted EBITDA	$33,134	12.0%	$32,082	12.6%	$92,506	11.2%	$88,249	11.1%

For the quarter ended June 30, 2017, revenue increased $20,921 or 8%, compared to the prior year quarter primarily driven by increased volume and pricing at CBP, increased revenue at AMES from market expansion and the Hills acquisition in Australia, and increased AMES US lawn tool, hose reel and wheelbarrow revenue, partially offset by unfavorable product mix at CBP. Both the current and prior years were impacted by an unusually cold and wet spring season in North America.
For the quarter ended June 30, 2017, Segment operating profit of $23,708 increased 2% from $23,201 in the prior year quarter, driven by increased revenue as noted above, partially offset by increased steel costs at CBP. Segment depreciation and amortization increased $545 from the prior year quarter.

For the nine months ended June 30, 2017, revenue increased $30,208 or 4%, compared to the prior year period, driven primarily by improved volume and pricing at CBP, increased revenue from the AMES market expansion and the Hills acquisition in Australia and increased AMES US lawn tool and hose reel revenue, partially offset by decreased pots and planter sales at AMES US and unfavorable mix at CBP.

For the nine months ended June 30, 2017, Segment operating profit increased 4% to $64,661 compared to $62,170 in the prior year period, driven by the increased revenue noted above, partially offset by increased steel costs at CBP. Segment depreciation and amortization increased $1,766 from the prior year period.

On July 31, 2017, The AMES Companies, Inc. acquired La Hacienda Limited, a leading United Kingdom outdoor living brand of unique heating and garden decor products, for approximately $11,400 (GBP 8,675), including an approximate contingent earn out payment of $790 (GBP 600). The acquisition of La Hacienda broadens AMES' global outdoor living and lawn and garden business and supports AMES' UK expansion strategy. La Hacienda is expected to generate approximately $18,000 (GBP 13,700) of revenue in the first twelve months after the acquisition.

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

Telephonics

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2017		2016		2017		2016
Revenue	$81,633		$91,767		$267,998		$306,678
Segment operating profit	$4,114	5.0%	$9,471	10.3%	$18,521	6.9%	$25,159	8.2%
Depreciation and amortization	2,670		2,654		8,158		7,754
Segment adjusted EBITDA	$6,784	8.3%	$12,125	13.2%	$26,679	10.0%	$32,913	10.7%

For the quarter ended June 30, 2017, revenue decreased $10,134 or 11% compared to the prior year quarter, primarily due to decreased multi-mode radar ("MMR") systems revenue, partially offset by increased contract manufacturing of dismounted electronic countermeasure systems and identification friend or foe radar systems revenue.

For the quarter ended June 30, 2017, Segment operating profit decreased $5,357 or 57% compared to the prior year quarter, driven by reduced margin on decreased revenue, unfavorable program mix and the impact of revised estimates to complete remaining performance obligations on certain radar and communication programs.

For the nine months ended June 30, 2017, revenue decreased $38,680, or 13%, compared to the prior year period, primarily due to decreased MMR revenue, partially offset by increased dismounted electronic countermeasure systems revenue.

For the nine months ended June 30, 2017, Segment operating profit decreased $6,638 primarily due to the decreased revenue noted above and the impact of revised estimates to complete remaining performance obligations on certain radar and communication programs.

During the nine months ended June 30, 2017, Telephonics was awarded several new contracts and received incremental funding on existing contracts approximating $203,000. Contract backlog was $355,000 at June 30, 2017, with 79% expected to be fulfilled in the next 12 months. Backlog was $420,000 at September 30, 2016. Backlog is defined as unfilled firm orders for products and services for which funding has been both authorized and appropriated by the customer or Congress, in the case of US government agencies. The decrease in backlog was primarily due to the timing of various US and international contract awards associated with radar and surveillance opportunities.

PPC

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2017		2016		2017		2016
Revenue	$115,206		$114,873		$341,986		$353,786
Segment operating profit	$6,325	5.5%	$1,672	1.5%	$19,628	5.7%	$13,569	3.8%
Depreciation and amortization	6,986		6,016		20,024		17,685
Restructuring charges	—		5,900		—		5,900
Segment adjusted EBITDA	$13,311	11.6%	$13,588	11.8%	$39,652	11.6%	$37,154	10.5%

For the quarter ended June 30, 2017, revenue remained consistent with the prior year quarter. Revenue reflected favorable product mix of 2% and favorable resin pricing of $1,900, or 2%, offset by decreased volume of 3% driven by reduced volume in Europe, partially offset by increased volume in North America. PPC adjusts selling prices based on underlying resin costs on a delayed basis.

For the quarter ended June 30, 2017, Segment operating profit increased $4,653 compared to the prior year quarter. The prior year quarter includes restructuring charges of $5,900 primarily related to headcount reductions at PPC’s Dombuhl, Germany facility, other location headcount reductions and for costs related to the shut down of PPC's Turkey facility. Excluding these prior year charges, Segment operating profit decreased $1,247 primarily due to increased segment depreciation resulting from investment in worldwide breathable film and printing capacity and decreased European volume, offset by increased North American volume, favorable product mix and operational performance improvements in Europe. The change in the impact of resin pricing pass through unfavorably impacted Segment operating profit by $800.

For the nine months ended June 30, 2017, revenue decreased $11,800, or 3%, compared to the prior year period, due to unfavorable product mix of 2% and reduced volume of 2% driven by Europe, partially offset by Brazil. The current period included a 1% favorable foreign currency impact. Resin pricing did not have a material impact on revenue in the period.

For the nine months ended June 30, 2017, Segment operating profit increased $6,059 compared to the prior year period. Excluding the prior year restructuring charges mentioned above, Segment operating profit was in line with the prior year period primarily due to operational performance improvements in Europe, partially offset by reduced volume, a $3,200 change in the impact of resin pricing pass through and increased depreciation of $2,339 resulting from investment in worldwide breathable film and printing capacity and unfavorable mix.

Unallocated

For the quarter ended June 30, 2017, unallocated amounts totaled $9,865 compared to $9,625 in the prior year; for the nine months ended June 30, 2017, unallocated amounts totaled $29,324 compared to $28,632 in the prior year. The increase in the current quarter and nine months compared to the respective prior year periods primarily relates to compensation and incentive expenses.

Segment Depreciation and Amortization

Segment depreciation and amortization increased $1,531 and $4,509 for the quarter and nine months ended June 30, 2017 compared to the comparable prior year periods, primarily due to depreciation for new assets placed in service.

Other Income (Expense)

For the quarters ended June 30, 2017 and 2016, Other income (expense) included $(849) and $192, respectively, of net currency exchange losses in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $55 and $58, respectively, of net investment income.

For the nine months ended June 30, 2017 and 2016, Other income (expense) included $(1,116) and $301, respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, as well as $210 and $260, respectively, of net investment income.

Provision for income taxes

In both the quarter and nine months ended June 30, 2017 and 2016, the Company reported pretax income, and recognized a tax provision, of 17.4% and 22.8% for the quarter and nine months ended June 30, 2017, respectively, compared to 35.4% and 30.0%, respectively, in the comparable prior year periods.

The quarter and nine months ended June 30, 2017 tax rates included net tax benefits of $2,193 and $5,122, respectively, compared to a net tax benefit of $775 and $3,324, respectively, included in the comparable prior year periods. Both the quarter and nine months ended June 30, 2017 included discrete benefits from the federal domestic production activities deduction, with the nine month period also including the benefit from the adoption of recent Financial Accounting Standards Board ("FASB") guidance which requires the company to recognize excess tax benefits from the vesting of equity awards within income tax expense. The benefits in each period were partially offset by the impact of a valuation allowance taken on German net operating loss carryforwards that do not expire. Both the quarter and nine months ended June 30, 2016 included discrete benefits from the release of unrecognized tax benefits and the retroactive extension of the federal R&D credit signed into law December 18, 2015, partially offset by the tax impact of restructuring charges, with the nine month period including a benefit from the adoption of the FASB guidance mentioned above. Excluding these tax items, the effective tax rates for the quarter and nine months ended June 30, 2017 were 36.4% and 37.5%, respectively, compared to 37.5% and 37.9%, respectively, in the comparable prior year periods.

Stock based compensation

For the quarters ended June 30, 2017 and 2016, stock based compensation expense totaled $2,405 and $2,877, respectively. For the nine months ended June 30, 2017 and 2016, such expense totaled $7,200 and $8,432, respectively.

Comprehensive income (loss)

For the quarter ended June 30, 2017, total other comprehensive income, net of taxes, of $7,156, included a $6,414 gain from foreign currency translation adjustments primarily due to the strengthening of the Euro and Canadian currencies, offset by the weakening of the Australian and Brazilian currencies, all in comparison to the US Dollar, a $544 benefit from pension amortization of actuarial losses and a $198 gain on cash flow hedges.

For the quarter ended June 30, 2016, total other comprehensive income, net of taxes, of $2,469, included a $796 gain from foreign currency translation adjustments primarily due to the strengthening of the Brazilian currency, offset by the weakening of the Euro, Canadian and Australian currencies, all in comparison to the US Dollar, a $386 benefit from pension amortization of actuarial losses and a $1,287 gain on cash flow hedges.

For the nine months ended June 30, 2017, total other comprehensive income, net of taxes, of $3,777 included a $1,344 gain from foreign currency translation adjustments primarily due to the strengthening of the Euro and Canadian currencies, partially offset by the weakening of the Australian and Brazilian currencies, all in comparison to the US Dollar, and a $1,632 benefit from pension amortization of actuarial losses and $801 gain on cash flow hedges.

For the nine months ended June 30, 2016, total other comprehensive income, net of taxes, of $10,911 included a $11,130 gain from foreign currency translation adjustments primarily due to the strengthening of the Australian, Brazilian and Canadian currencies, partially offset by the weakening of the Euro, all in comparison to the US Dollar, and a $1,158 benefit from pension amortization of actuarial losses and $1,377 loss on cash flow hedges.

Discontinued operations – Installation Services

There was no revenue or income from the Installation Services’ business for the quarters and nine months ended June 30, 2017 and 2016.

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

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

Cash Flows from Continuing Operations	For the Nine months ended June 30,
(in thousands)	2017	2016
Net Cash Flows Provided by (Used In):
Operating activities	$65,485	$59,747
Investing activities	(65,039)	(66,088)
Financing activities	(2,263)	23,652

Cash provided by continuing operations for the nine months ended June 30, 2017 was $65,485 compared to $59,747 in the prior year period. Current assets net of current liabilities, excluding short-term debt and cash, increased to $453,125 at June 30, 2017 compared to $412,786 at September 30, 2016, primarily due to increases in inventory and decreases in accounts payable and accrued expenses, partially offset by a decrease in contract costs and recognized income not yet billed.

During the nine months ended June 30, 2017, Griffon used cash for investing activities of $65,039 compared to $66,088 in the prior year. Capital expenditures for the nine months ended June 30, 2017 totaled $59,153, a decrease of $4,094 from the prior year. On December 30, 2016, AMES Australia acquired Hills for approximately $6,051 (AUD 8,400). Hills, founded in 1946, is a market leader in the supply of clothesline, laundry and garden products. On February 14, 2016, AMES Australia acquired substantially all of the Intellectual Property assets of Australia-based Nylex Plastics Pty Ltd. for approximately $1,700. In December 2015, Telephonics invested an additional $2,726 increasing its equity stake from 26% to 49% in Mahindra Telephonics Integrated Systems, a joint venture with Mahindra Defence Systems, a Mahindra Group Company. This investment is accounted for using the equity method.

During the nine months ended June 30, 2017, cash used in financing activities totaled $2,263 compared to the $23,652 provided by financing activities in the prior year. At June 30, 2017, there were $163,748 in outstanding borrowings under the Credit Agreement compared no outstanding borrowings at the same date in the prior year. On each of March 20, 2015, July 29, 2015 and August 3, 2016, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under these share repurchase programs, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During the nine months ended June 30, 2017, Griffon purchased 129,000 shares of common stock under these programs, for a total of $2,201 or $17.06 per share. There were no repurchases under these programs during the quarter ended June 30, 2017. As of June 30, 2017, $49,437 remains under the August 2016 Board authorization. In addition, during the nine months ended June 30, 2017, 584,069 shares, with a market value of $13,595, or $23.28 per share, were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock. Furthermore, during the nine months ended June 30, 2017, Griffon's ESOP purchased 621,875 shares of common stock for a total of $10,908 or $17.54 per share with proceeds from a Line Note. On January 17, 2017, Griffon settled its $100,000 principal amount of 4% convertible subordinated notes due 2017 for $173,855 with $125,000 in cash, utilizing the Credit Agreement, and $48,858, or 1,954,993 shares of common stock issued from treasury.

During the nine months ended June 30, 2017, the Board of Directors approved three quarterly cash dividends of $0.06 per share each. On August 2, 2017 the Board of Directors declared a quarterly cash dividend of $0.06 per share, payable on September 21, 2017 to shareholders of record as of the close of business on August 24, 2017.

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

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. For the nine months ended June 30, 2017:

•	The United States Government and its agencies, through either prime or subcontractor relationships, represented 13% of Griffon’s consolidated revenue and 68% of Telephonics’ revenue.

•	Procter & Gamble Co. represented 12% of Griffon’s consolidated revenue and 49% of PPC revenue.

•	The Home Depot represented 13% of Griffon’s consolidated revenue and 23% of HBP’s revenue.

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

Cash and Equivalents and Debt	June 30,	September 30,
(in thousands)	2017	2016
Cash and equivalents	$69,448	$72,553
Notes payables and current portion of long-term debt	16,656	22,644
Long-term debt, net of current maturities	980,720	913,914
Debt discount and issuance costs	13,077	16,298
Total debt	1,010,453	952,856
Debt, net of cash and equivalents	$941,005	$880,303

On May 18, 2016, in an unregistered offering through a private placement under Rule 144A, Griffon completed the add-on offering of $125,000 principal amount of its 5.25% senior notes due 2022, at 98.76% of par, to Griffon's previously issued $600,000 5.25% senior notes due in 2022, at par, which was completed on February 27, 2014 (collectively the “Senior Notes”). As of June 30, 2017, outstanding Senior Notes due totaled $725,000; interest is payable semi-annually on March 1 and September 1. The net proceeds of the add-on offering were used to pay down outstanding borrowings under Griffon's revolving credit facility (the "Credit Agreement").

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On July 20, 2016 and June 18, 2014, Griffon exchanged all of the $125,000, and $600,000 Senior Notes, respectively, for substantially identical Senior Notes registered under the Securities Act of 1933 via an exchange offer. The fair value of the Senior Notes approximated $742,255 on June 30, 2017 based upon quoted market prices (level 1 inputs). In connection with the issuance and exchange of the $125,000 senior notes, Griffon capitalized $3,016 of underwriting fees and other expenses, which will amortize over the term of such notes; Griffon capitalized $10,313 in connection with the previously issued $600,000 senior notes.

On March 22, 2016, Griffon amended the Credit Agreement to increase the credit facility from $250,000 to $350,000, extend its maturity from March 13, 2020 to March 22, 2021, and modify certain other provisions of the facility. The facility includes a letter of credit sub-facility with a limit of $50,000 and a multi-currency sub-facility of $50,000. The Credit Agreement provides for same day borrowings of base rate loans. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility or the occurrence of an event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, in each case without a floor, plus an applicable margin, which adjusts based on financial performance. Current margins are 1.25% for base rate loans and 2.25% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries (except that a lien on the assets of Griffon's material domestic subsidiaries securing a limited amount of the debt under the Credit Agreement relating to Griffon's Employee

Stock Ownership Plan ("ESOP") ranks pari passu with the lien granted on such assets under the Credit Agreement). At June 30, 2017, there were $163,748 in outstanding borrowings and standby letters of credit were $14,360 under the Credit Agreement; $171,892 was available, subject to certain loan covenants, for borrowing at that date.

On December 21, 2009, Griffon issued $100,000 principal amount of 4% convertible subordinated notes due 2017 (the “2017 Notes”). On July 14, 2016, Griffon announced that it would settle, upon conversion, up to $125,000 of the conversion value of the 2017 Notes in cash, with amounts in excess of $125,000, if any, to be settled in shares of Griffon common stock. On January 17, 2017, Griffon settled the convertible debt for $173,855 with $125,000 in cash, utilizing borrowings under the Credit Agreement, and $48,858, or 1,954,993 shares of common stock issued from treasury.

In September 2015 and March 2016, Griffon entered into mortgage loans in the amounts of $32,280 and $8,000, respectively. The mortgage loans are secured by four properties occupied by Griffon's subsidiaries. The loans mature in September 2025 and April 2018, respectively, are collateralized by the specific properties financed and are guaranteed by Griffon. The loans bear interest at a rate of LIBOR plus 1.50%. At June 30, 2017, $35,348 was outstanding under the mortgages, net of issuance costs.

In August 2016, Griffon’s ESOP entered into an agreement that refinanced the existing ESOP loan into a new Term Loan in the amount of $35,092 (the "Agreement"). The Agreement also provided for a Line Note with $10,908 available to purchase shares of Griffon common stock in the open market. During the three and nine months ended June 30, 2017, Griffon's ESOP purchased 72,963 and 621,875 shares, respectively, of common stock for a total of $1,695 or $23.23 per share and $10,908 or $17.54 per share, respectively, with proceeds from the Line Note. On June 30, 2017, the Term Loan and Line Note were combined into a single Term Loan. The Term Loan bears interest at LIBOR plus 2.50%. The Term Loan requires a quarterly principal payment of $655 on September 30, 2017 and $569 thereafter, with a balloon payment due at maturity on March 22, 2020. As of June 30, 2017, $43,014, net of issuance costs, was outstanding under the Term Loan. The Term Loan is secured by shares purchased with the proceeds of the loan and with a lien on a specific amount of Griffon assets (which lien ranks pari passu with the lien granted on such assets under the Credit Agreement) and is guaranteed by Griffon.

In October 2006, CBP entered into a capital lease totaling $14,290 for real estate in Troy, Ohio. The lease matures in 2022, bears interest at a fixed rate of 5.0%, is secured by a mortgage on the real estate and is guaranteed by Griffon. At June 30, 2017, $5,488 was outstanding, net of issuance costs.

In September 2015, Clopay Europe GmbH (“Clopay Europe”) entered into a EUR 5,000 ($5,705 as of June 30, 2017) revolving credit facility and a EUR 15,000 term loan. The term loan is payable in twelve quarterly installments of EUR 1,250, bears interest at a fixed rate of 2.5% and matures in September 2018. The revolving facility matures in September 2017, but is renewable upon mutual agreement with the bank. The revolving credit facility accrues interest at EURIBOR plus 1.75% per annum (1.75% at June 30, 2017). The revolver and the term loan are both secured by substantially all of the assets of Clopay Europe and its subsidiaries. Griffon guarantees the revolving facility and term loan. The term loan had an outstanding balance of EUR 6,250 ($7,131 at June 30, 2017) and the revolver had no outstanding borrowings at June 30, 2017. Clopay Europe is required to maintain a certain minimum equity to assets ratio and is subject to a maximum debt leverage ratio (defined as the ratio of total debt to EBITDA).
Clopay do Brazil maintains a line of credit of R$7,000 ($2,116 as of June 30, 2017). Interest on borrowings accrues at various fixed rates which averaged about 15.0% at June 30, 2017. At June 30, 2017 there was approximately R$4,029 ($1,218 as of June 30, 2017) borrowed under the line. PPC guarantees the line of credit.
In November 2012, Garant G.P. (“Garant”) entered into a CAD $15,000 ($11,517 as of June 30, 2017) revolving credit facility. The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (2.60% LIBOR USD and 2.31% Bankers Acceptance Rate CDN as of June 30, 2017). The revolving facility matures in October 2019. Garant is required to maintain a certain minimum equity.  At June 30, 2017, there were no borrowings under the revolving credit facility.

In July 2016, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries ("Griffon Australia") entered into an AUD 30,000 term loan and an AUD 10,000 revolver. The term loan refinanced two existing term loans and the revolver replaced two existing lines. In December 2016, the amount available under the revolver was increased from AUD 10,000 to AUD 20,000 and, in March 2017 the term loan commitment was increased by AUD 5,000 to AUD 33,500. The term loan requires quarterly principal payments of AUD 875 plus interest, with a balloon payment of AUD 24,750 due upon maturity in June 2019, and accrues interest at Bank Bill Swap Bid Rate “BBSY” plus 2.00% per annum (3.76% at June 30, 2017). The term loan had an outstanding balance of AUD 31,750 ($24,330 as of June 30, 2017). The revolving facility matures in November 2017, but is renewable upon mutual agreement with the bank, and accrues interest at BBSY plus 2.0% per annum (3.67% at June 30, 2017). At June 30, 2017, there were no borrowings under the revolver. The revolver and the term loan are both secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon guarantees the term loan. Griffon Australia is required to maintain a certain minimum equity level and is subject to a maximum leverage ratio and a minimum fixed charges cover ratio.

Other long-term debt consists primarily of a loan with the Pennsylvania Industrial Development Authority, with the balance consisting of capital leases.

At June 30, 2017, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements.

On each of March 20, 2015, July 29, 2015 and August 3, 2016, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under these share repurchase programs, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During the nine months ended June 30, 2017, Griffon purchased 129,000 shares of common stock under these programs, for a total of $2,201 or $17.06 per share. There were no repurchases under these programs during the quarter ended June 30, 2017. From August 2011 through June 30, 2017, Griffon repurchased 20,429,298 shares of its common stock, for a total of $261,621 or $12.81 per share (which repurchases included exhausting the remaining availability under a Board authorized repurchase program in existence prior to 2011). This included the repurchase of 15,984,854 shares on the open market, as well as the December 10, 2013 repurchase of 4,444,444 shares from GS Direct for $50,000, or $11.25 per share. As of June 30, 2017, $49,437 remains under the August 2016 Board authorization.

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

In addition, during the quarter ended June 30, 2017, 584,069 shares, with a market value of $13,595, or $23.28 per share, were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock.

On November 17, 2011, the Company began declaring quarterly dividends. During 2016, the Company declared and paid dividends totaling $0.20 per share. During the nine months ended June 30, 2017, the Board of Directors approved three quarterly cash dividends of $0.06 per share. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends.

On August 2, 2017 the Board of Directors declared a quarterly cash dividend of $0.06 per share, payable on September 21, 2017 to shareholders of record as of the close of business on August 24, 2017.

During the nine months ended June 30, 2017 and 2016, Griffon used cash for discontinued operations of $1,216 and $1,152, respectively, primarily related to settling remaining Installation Services liabilities and environmental costs.

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

The Credit Agreement and certain other of Griffon’s credit facilities have a LIBOR-based variable interest rate. Due to the current and expected level of borrowings under these facilities, a 100 basis point change in LIBOR would not have a material impact on Griffon’s results of operations or liquidity.

Foreign Exchange

Griffon conducts business in various non-US countries, primarily in Canada, Germany, Brazil and Australia; therefore, changes in the value of the currencies of these countries affect Griffon's financial position and cash flows when translated into US Dollars. Griffon has generally accepted the exposure to exchange rate movements relative to its non-US operations. Griffon may, from time to time, hedge its currency risk exposures. A change of 10% or less in the value of all applicable foreign currencies would not have a material effect on Griffon’s financial position and cash flows.

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

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(1)
April 1 - 30, 2017	—		$—	—
May 1 - 31, 2017	1,076	(2)	—	—
June 1 - 30, 2017	515	(2)	—	—
Total	1,591		$—	—	$49,437

1.
On each of July 30, 2015 and August 3, 2016, the Company’s Board of Directors authorized the repurchase of up to $50,000 of Griffon common stock; as of June 30, 2017, an aggregate of $49,437 remained available for the purchase of Griffon common stock under the August 3, 2016 Board authorization.

2.	Shares acquired by the Company from holders of restricted stock upon vesting of the restricted stock, to satisfy tax-withholding obligations of the holders.

Item 3    Defaults Upon Senior Securities
None

Item 4    Mine Safety Disclosures
None

Item 5    Other Information
None

Item 6	Exhibits

99.1
First Amendment, dated as of June 2, 2017, to Third Amended and Restated Credit Agreement, dated as of March 22, 2016, among Griffon Corporation, a Delaware corporation, the several banks and other financial institutions or entities from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents party thereto.

99.2
Second Amendment, dated as of June 2, 2017, to Guarantee and Collateral Agreement, dated as of March 18, 2011 (as amended by the Amendment to Guarantee and Collateral Agreement, dated as of March 28, 2013), by Griffon Corporation and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent.

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
(Principal Financial Officer)

/s/ W. Christopher Durborow
W. Christopher Durborow
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

Date: August 2, 2017

EXHIBIT INDEX

99.1
First Amendment, dated as of June 2, 2017, to Third Amended and Restated Credit Agreement, dated as of March 22, 2016, among Griffon Corporation, a Delaware corporation, the several banks and other financial institutions or entities from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents party thereto.

99.2
Second Amendment, dated as of June 2, 2017, to Guarantee and Collateral Agreement, dated as of March 18, 2011 (as amended by the Amendment to Guarantee and Collateral Agreement, dated as of March 28, 2013), by Griffon Corporation and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent.

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