Form 10-K
period 2017-09-30
GRIFFON CORP
filed 2017-11-20
CIK 50725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the close of business March 31, 2017, the registrant’s most recently completed second quarter, was approximately $882,000,000. The registrant’s closing price as reported by the New York Stock Exchange-Composite Transactions for March 31, 2017 was $24.65. The number of the registrant’s outstanding shares was 47,219,519 as of October 31, 2017.

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

On September 5, 2017, Griffon announced it will explore strategic alternatives for Clopay Plastic Products Company, Inc. ("PPC") and on November 16, 2017, announced it entered into a definitive agreement to sell PPC to Berry Global Group, Inc. (NYSE:BERY) ("Berry") for $475 million in cash. The transaction is subject to regulatory approval and customary closing conditions, and is expected to close in the first quarter of calendar 2018. As a result, Griffon classified the results of operations of the PPC business as discontinued operations in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operations as held for sale in the consolidated balance sheets. All results and information presented exclude PPC unless otherwise noted.

On October 2, 2017, Griffon acquired ClosetMaid LLC ("ClosetMaid"). ClosetMaid, founded in 1965, is a leading North American manufacturer and marketer of closet organization, home storage, and garage storage products, and sells to some of the largest home center retail chains, mass merchandisers, and direct-to-builder professional installers in North America. Due to the acquisition of ClosetMaid occurring subsequent to Griffon's fiscal year end, ClosetMaid's results of operations, assets and liabilities were not included in Griffon's 2017 financial results or 2017 year-end balance sheet.

Griffon now conducts its continuing operations through two reportable segments, as follows:

•
Home & Building Products ("HBP") consists of three companies, The AMES Companies, Inc. (“AMES”), Clopay Building Products Company, Inc. (“CBP”) and ClosetMaid. HBP revenue accounted for 73% of Griffon’s consolidated revenue in 2017 and 71% in both 2016 and 2015:

◦
AMES, founded in 1774, is the leading U.S. manufacturer and a global provider of long-handled tools and landscaping products for homeowners and professionals. AMES’ revenue was 36%, 35%, and 36% of Griffon’s consolidated revenue in 2017, 2016 and 2015, respectively.

◦
CBP, since 1964, is a leading manufacturer and marketer of residential and commercial garage doors and sells to professional dealers and some of the largest home center retail chains in North America. CBP’s revenue was 37%, 36% and 35% of Griffon’s consolidated revenue in 2017, 2016 and 2015, respectively.

◦
ClosetMaid was acquired on October 2, 2017. ClosetMaid's 2017 revenue was $298,737, or 16% of Griffon's pro forma 2017 revenue of $1,823,734 (unaudited), giving effect to the acquisition of ClosetMaid as if it had occurred on October 1, 2016. With the inclusion of ClosetMaid, HBP pro forma revenue would have accounted for 77% of Griffon's 2017 consolidated pro forma revenue.

•
Telephonics Corporation ("Telephonics"), founded in 1933, is recognized globally as a leading provider of highly sophisticated intelligence, surveillance and communications solutions for defense, aerospace and commercial customers. Telephonics’ revenue was 27% of Griffon’s consolidated revenue in 2017 and 29% in both 2016 and 2015.

PPC, classified as a discontinued operation, is a global leader in the development and production of embossed, laminated and printed specialty plastic films for hygienic, health-care and industrial products and sells to some of the world's largest consumer products companies. Griffon acquired PPC in 1986 as part of the acquisition of Clopay Corporation.

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

From October 2008 through May 10, 2017, Griffon's Employee Stock Ownership Plan ("ESOP") purchased 4,562,371 shares of Griffon's common stock, for a total of $54,186 or $11.88 per share. During the year ended September 30, 2017, Griffon's ESOP purchased 621,875 shares of common stock for a total of $10,908 or $17.54 per share, under a borrowing line that has now been fully utilized. At September 30, 2017, the ESOP held allocated and unallocated shares totaling 5,802,336, or 12% of Griffon's outstanding shares, with a related loan balance of $42,365, net of issuance costs.

On September 30, 2010, Griffon purchased AMES for $542,000. Subsequently, Griffon acquired seven businesses complementary to AMES: the pots and planters business of Southern Sales & Marketing ("Southern Patio"), Northcote Pottery ("Northcote"), the Australian Garden and Tools division of Illinois Tool Works, Inc. ("Cyclone"), Hills Home Living ("Hills"), La Hacienda Limited ("La Hacienda"), Tuscan Landscape Group Ltd ("Tuscan Path") and Harper Brush Works (“Harper”).

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

On July 31, 2017 AMES acquired La Hacienda, a leading United Kingdom outdoor living brand of unique heating and garden decor products, for approximately $11,400 (GBP 9,175). The acquisition of La Hacienda broadens AMES' global outdoor living and lawn and garden business and supports AMES' UK expansion strategy. La Hacienda is expected to generate approximately GBP 14,000 of revenue in the first twelve months after the acquisition.
On September 29, 2017, AMES Australia acquired Tuscan Path for approximately $18,000 (AUD 22,250). Tuscan Path is a leading Australian provider of pots, planters, pavers, decorative stone, and garden decor products. The acquisition of Tuscan Path broadens AMES' outdoor living and lawn and garden business, and will strengthen AMES' industry leading position in Australia. Tuscan Path is expected to generate approximately AUD 25,000 in revenue in the first twelve months after the acquisition.

On November 6, 2017, AMES acquired Harper Brush Works (“Harper”), a division of Horizon Global, for approximately $5,000. Harper is a leading U.S. manufacturer of cleaning products for professional, home, and industrial use. The acquisition will broaden AMES’ long-handle tool offering in North America to include brooms, brushes, and other cleaning tools and accessories. The acquisition is expected to contribute approximately $10,000 in revenue in the first twelve months after the acquisition.

From August 2011 through September 30, 2017, Griffon repurchased 20,429,298 shares of its common stock, for a total of $261,621 or $12.81 per share. This includes the repurchase of 15,984,854 shares on the open market, as well as the December 10, 2013 repurchase of 4,444,444 shares from GS Direct for $50,000 or $11.25 per share. In each of August 2011, May 2014, March 2015, July 2015, and August 2016, Griffon's Board of Directors authorized the repurchase of up to $50,000 of Griffon's outstanding common stock. Under these programs, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. At September 30, 2017, $49,437 remains under Board repurchase authorizations.

On November 17, 2011, the Company began declaring quarterly dividends. During 2017, 2016 and 2015, the Company declared and paid dividends per share of $0.24, $0.20 and 0.16, respectively, for a total of $26,777 dividends paid during the period. On November 15, 2017, the Board of Directors declared a cash dividend of $0.07 per share, payable on December 21, 2017 to shareholders of record as of the close of business on November 29, 2017.

During 2014, Griffon issued $600,000 of 5.25% Senior Notes due 2022, the proceeds of which were used to redeem $550,000 of 7.125% senior notes due 2018. On May 18, 2016, the Company completed an add-on offering of $125,000 principal amount of 5.25% Senior Notes due 2022; as of that date, outstanding Senior Notes due 2022 totaled $725,000. On October 2, 2017, Griffon completed an add-on offering of $275,000 aggregate principal amount of 5.25% senior notes due 2022 in an unregistered offering through a private placement. The $275,000 senior notes were issued under the same indenture pursuant to which Griffon previously issued $725,000 in aggregate principal amount of its 5.25% Senior Notes due 2022. The proceeds were used, among other things, to purchase ClosetMaid and for general corporate purposes (including, without limitation, to temporarily reduce the outstanding balance of Griffon's Revolving Credit Facility).

On October 15, 2015, CBP announced plans to expand its manufacturing facility in Troy, Ohio. The expansion reflects increased customer demand for its core products, and its success in bringing new technologies to market. The project included improvements to its existing one million square foot building, as well as adding 250,000 square feet and new manufacturing equipment. The project is complete.

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

On September 5, 2017, Griffon announced that after having received from qualified parties unsolicited inquiries to acquire PPC, Griffon will explore strategic alternatives for PPC, and on November 16, 2017, announced it entered into a definitive agreement to sell PPC to Berry for $475 million in cash.

On October 2, 2017, Griffon completed the acquisition of ClosetMaid, a market leader of home storage and organization products, for approximately $200,000, or $175,000 inclusive of the net present value of tax benefits. ClosetMaid adds to Griffon's Home and Building Products segment, complementing and diversifying Griffon's portfolio of leading consumer brands and products. ClosetMaid is expected to generate approximately $300,000 in revenue in the first twelve months after the acquisition.

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

Reportable Segments:

Home & Building Products

Home & Building Products consists of three companies, AMES, CBP and ClosetMaid, described below.

AMES

AMES, founded in 1774, is the leading United States ("U.S.") manufacturer and a global provider of long-handled tools and landscaping products that make work easier for homeowners and professionals. AMES has approximately 2,000 employees.

Brands

AMES' brands are among the most recognized across primary product categories in the North American and Australian long-handled tools and landscaping product markets. Our brand portfolio includes AMES®, True Temper®, Garant®, Harper®, UnionTools®, Hound Dog®, Westmix™, Trojan®, Cyclone®, Southern Patio®, Northcote Pottery™, Nylex®, Hills®, Tuscan Path, La Hacienda®, Kelso™, Darby™ and Dynamic Design™, as well as contractor-oriented brands including Razor-Back® Professional Tools and Jackson® Professional Tools. This strong portfolio of brands enables AMES to build and maintain long-standing relationships with leading retailers and distributors. In addition, given the breadth of its brand portfolio and product category depth, AMES is able to offer specific, differentiated branding strategies for key retail customers. These strategies have focused on enhancement of brand value, with the goal of de-commoditizing AMES products through the introduction of identity and functionality elements that will make each top brand unique, attractive and visually recognizable by the consumer. The visual brand transformation of the AMES® and Razor-Back® brands were completed in 2015 and the True Temper® line roll-out was completed in 2016. In addition to the brands listed, AMES also sells private label branded products further enabling channel management and customer differentiation.

Products

AMES manufactures and markets a broad portfolio of long-handled tools and landscaping products. This portfolio is anchored by four core product categories: long handle tools, wheelbarrows, snow tools, and decorative plastic and ceramic pots and planters. As a result of brand portfolio recognition, high product quality, industry leading service and strong customer relationships, AMES has earned market-leading positions in its four core product categories. The following is a brief description of AMES' primary product lines:

•
Long Handled Tools: An extensive line of engineered tools including shovels, spades, scoops, rakes, hoes, cultivators, weeders, post hole diggers, scrapers, edgers and forks, marketed under leading brand names including AMES®, True Temper®, Harper®, UnionTools®, Garant®, Cyclone® and Kelso™, as well as contractor-oriented brands including Razor-Back® Jackson® and Darby™.

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

•
Planters and Lawn Accessories:  AMES is a designer, manufacturer and distributor of indoor and outdoor planters and accessories, sold under the Southern Patio®, Northcote Pottery™, Tuscan Path, La Hacienda®, Hills® and Dynamic Design™ brand names, as well as various private label brands. The range of planter sizes (from 6 to 32 inches) is available in various designs, colors and materials.

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

•	Pruning: The pruning line is made up of pruners, loppers, shears and other tools sold primarily under the True Temper®, Cyclone® and Garant® brand names.

•	Garden Hose and Storage: AMES offers a wide range of manufactured and sourced garden hoses and hose reels under the AMES®, NeverLeak®, Nylex®, Hills® and Jackson® Professional Tools brand names.

Customers

AMES sells products throughout North America, Australia, New Zealand and Europe through (1) retail centers, including home and garden centers and mass merchandisers, such as The Home Depot, Inc. (“Home Depot”), Lowe’s Companies Inc. (“Lowe’s”), Wal-Mart Stores Inc. ("Walmart"), Canadian Tire Corporation, Limited, Costco Wholesale Corporation, Rona Inc., Bunnings Warehouse ("Bunnings") and Woodies; (2) wholesale chains, including hardware stores and garden centers, such as Ace, Do-It-Best and True Value Company; and (3) industrial distributors, such as W.W. Grainger, Inc. and ORS Nasco.

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

Sales and Marketing

AMES' sales organization is structured by distribution channel in the U.S., and by country internationally. In the U.S., a dedicated team of sales professionals is provided for each of the large retail customers. Offices are maintained adjacent to each of the three largest customers’ headquarters, supported by dedicated in-house sales analysts. In addition, sales professionals are assigned to domestic, wholesale and industrial distribution channels. Sales teams located in Canada, Australia, the United Kingdom and Ireland handle sales in each of their respective regions. In Australia, a dedicated team of sales professionals is provided for the largest retail customer.

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

The principal factors by which AMES differentiates itself and provides the best value to customers are innovation, service, quality, and product performance. AMES' size, depth and breadth of product offering, category knowledge, research and development (“R&D”) investment, service and its ability to react to sudden changes in demand from seasonal weather patterns, especially during harsh winter months, are competitive advantages. Offshore manufacturers lack sufficient product innovation, capacity, proximity to market and distribution capabilities to service large retailers or to compete in highly seasonal, weather related product categories.

Manufacturing & Distribution

AMES has two distribution facilities in the U.S., a 1.2 million square foot facility in Carlisle, Pennsylvania and a 400,000 square foot facility in Reno, Nevada. Finished goods are transported to these facilities from AMES' manufacturing sites by both an internal fleet, as well as over the road trucking and rail. Additionally, light assembly is performed at the Carlisle and Reno locations. Distribution centers are also maintained in Canada, Australia, the United Kingdom and Ireland. AMES has a combination of internal and external, and domestic and foreign manufacturing sources from which it sources products for sale in the markets it serves.

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

Clopay Building Products

Since 1964, CBP has grown, organically and through tuck-in acquisitions, to become the leading manufacturer and marketer of residential garage doors, and among the largest manufacturers of commercial sectional doors, in the U.S. In addition, CBP manufactures a complete line of entry door systems uniquely designed to complement its popular residential garage door styles. The majority of CBP’s sales come from home remodeling and renovation projects, with the balance from new residential housing construction and commercial building markets. Sales into the home remodeling market are driven by the aging of the housing stock, existing home sales activity, and the trends of improving both home appearance and energy efficiency. CBP has approximately 1,600 employees.

According to the U.S. census, calendar year 2017 new construction single-family home starts will increase by 5.9%. The repair and remodel market rose 5% for the trailing twelve months ending September 2017, with modest growth expectations for the balance of the calendar year. The commercial segment saw spending rise 8% for the year (according to estimates from McGraw Hill Construction Dodge). According to industry sources, the residential and commercial sectional garage door market for calendar year 2016 was estimated to be $2,000,000, an increase of $100,000 over the prior year.

Brands

CBP brings over 50 years of experience and innovation to the garage door industry. Our market-leading brands include Clopay®, America’s Favorite Garage Doors®, Holmes Garage Door Company® and IDEAL Door®. In past years, Clopay has been the only residential garage door brand to hold the Good Housekeeping Seal of Approval.

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

Distribution

CBP distributes its products through a wide range of distribution channels, including a national network of 51 distribution centers. Additionally, products are sold to approximately 2,000 independent professional installing dealers and to major home center retail chains. CBP maintains strong relationships with its installing dealers and believes it is the largest supplier of residential garage doors to the retail and professional installing channels in North America.

Manufacturing

CBP has completed a 250,000 square foot expansion of its state-of-the-art manufacturing facility in Troy, Ohio. This expansion reflects increased customer demand for its core products, and CBP's success in bringing new technologies to market. The Troy facility now has 1.23 million square feet of combined manufacturing and office space. CBP’s Russia, Ohio facility provides additional production capacity, particularly for specialized and custom products.

ClosetMaid

ClosetMaid, founded in 1965 and acquired by Griffon on October 2, 2017, is a leading North American manufacturer and marketer of closet organization, home storage, and garage storage products, and sells to some of the largest home center retail chains, mass merchandisers, and direct-to-builder professional installers in North America. ClosetMaid designs, manufactures and sells a comprehensive portfolio of wire and laminate shelving, containers, storage cabinets and other closet and home organization accessories under the highly recognized ClosetMaid brand name and other private label brands. ClosetMaid is headquartered in Ocala, Florida, and currently employs approximately 1,500 people. None of ClosetMaid’s employees in the U.S. are represented by a union or covered by a collective bargaining agreement.

Due to the acquisition of ClosetMaid occurring subsequent to Griffon's fiscal year end, ClosetMaid's results of operations, assets and liabilities were not included in Griffon's results of operations or balance sheet.

ClosetMaid offers a diversified and well-balanced mix of wood and wire storage and organizational solutions. ClosetMaid’s wood solutions include closet systems, cube storage, storage furniture and cabinets targeted at customers looking for functional storage with a strong aesthetic appeal and the look of quality furniture. Selected wood product brands include MasterSuite, Suite Symphony, Impressions, ExpressShelf, and SpaceCreations.

ClosetMaid’s wire solutions include wire shelving and hardware, wire accessories and kitchen storage products that provide affordable, customizable, versatile and durable solutions for single and multi-family homes. Selected wire product brands include Maximum Load, SuperSlide and ShelfTrack.

Raw Materials and Suppliers

ClosetMaid’s primary raw materials are particleboard wood and wire rod. ClosetMaid purchases its wood supply primarily from three suppliers in the United States and Mexico (for its particleboard) and Asia (for its finished goods). Wire supply comes primarily from Jacksonville, Florida (for wire rod used in shelving) and Asia (for small wire).

Manufacturing, Distribution and Operations

ClosetMaid has two manufacturing facilities in the United States; a 620,000 square foot facility in Ocala, Florida used for manufacturing wire shelving, and a 155,000 square foot facility in Grantsville, Maryland used for wood manufacturing. ClosetMaid also has manufacturing facilities in two low-cost locations, a 102,000 square foot facility in Reynosa, Mexico used for wood manufacturing and a 157,000 square foot facility in Jiangmen, China used for small wire manufacturing.

Finished goods are transported by truck and rail to ClosetMaid’s distribution/warehousing centers, strategically located in Ocala, Florida, Chino, California, Belle Vernon, Pennsylvania and Pharr, Texas.

In response to its rapid growth in e-commerce, ClosetMaid has implemented wave picking at distribution centers. Orders are grouped into batches, or “waves”, enabling employees to collect items all at once for multiple orders (split order capability vs. pickers checking out individual orders as they come in). Order pickers gather items within the wave using a consolidated pick list, reducing travel time by allowing them to make picks for multiple orders in the same area. Warehouse Management System (WMS) tools support organizing the daily flow of work and enable fulfillment processing, picking efficiencies, improvements in product flow, and simplified/visible order pulls.

Competition

The home storage and organizational solutions industry is highly fragmented. ClosetMaid sells through retail, direct to consumer (e-commerce category) and direct to installer (building) channels and competes with a significant number of companies across each of these unique channels. ClosetMaid’s strengths are its highly recognized brand, broad portfolio of quality products and services, product differentiation, successful history of innovation, dependable supply-chain and high on-time delivery rates. ClosetMaid’s leading industry position and brand recognition are key to expanding its customer base, entering new adjacencies and driving continued growth. We believe that ClosetMaid is approximately twice the size of its two largest competitors.

Customers
ClosetMaid’s large customer base is diversified among various industries. Key retail customers of ClosetMaid include Home Depot, Target, Lowes and Walmart and building customers include D.R. Horton, KB Home, Lennar and NVR. In 2017, Home Depot and Target accounted for approximately 48% and 10% of ClosetMaid’s sales, respectively. No other customer accounted for 10% or more of ClosetMaid’s sales during such period.

Research and Development

ClosetMaid continually improves existing products as well as develops new products to satisfy consumer needs, expand revenue opportunities, maintain or extend competitive advantages, increase market share and reduce production costs.

Telephonics Corporation

Telephonics, founded in 1933, is recognized globally as a leading provider of highly sophisticated intelligence, surveillance and communications solutions that are deployed across a wide range of land, sea and air applications. Telephonics designs, develops, manufactures and provides logistical support and lifecycle sustainment services to defense, aerospace and commercial customers worldwide. In 2017, approximately 66% of the segment’s sales were to the U.S. Government and agencies thereof, as a prime or subcontractor, 29% to international customers and 5% to U.S. commercial customers. Telephonics is headquartered in Farmingdale, New York and currently has approximately 1,000 employees.

Telephonics is organized into five primary business lines: Radar Systems, Communications and Surveillance, Systems Engineering Commercial Products and Telephonics Large Scale Integration (TLSI). Radar Systems specializes in maritime surveillance, search and rescue, and weather surveillance solutions. Communications and Surveillance Systems provides intercommunication systems with wireless extensions that distribute voice and data on a variety of platforms, Identification Friend or Foe (IFF) interrogators, border surveillance systems and Air Traffic Management (ATM) products. Telephonics’ Systems Engineering Group (SEG) provides highly technical threat and radar systems engineering as well as analytic support to a wide range of customers, including the United States Missile Defense Agency and Ballistic Missile Defense Program. Commercial Products specializes in commercial audio products. TLSI is a full-service designer and provider of high-voltage, high-temperature, low-power, mixed-signal System-on-Chip (SoC) and custom Application Specific Integrated Circuits (ASICs).

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

Telephonics continues to direct resources towards border surveillance and critical infrastructure security initiatives. These opportunities represent strategic advances for Telephonics by enabling it to expand its core technical expertise into the nascent and growing border and perimeter security markets, both in the U.S. and abroad. With many of these programs, system specifications and operational and test requirements are challenging, exacerbated by demanding delivery schedules. Telephonics believes that the technological capabilities these systems encompass will also be able to serve and protect the most complex borders.

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

In 2015, Telephonics received a contract award from the Metropolitan Transportation Authority via the Long Island Rail Road, as well as continued performance under existing contracts and additional awards from the Federal Aviation Administration. We believe these recent customer relationships will position Telephonics to continue growing in these adjacent commercial markets through leveraging its core technology and production capabilities.

Backlog

The funded backlog for Telephonics approximated $350,900 at September 30, 2017, compared to $420,000 at September 30, 2016. Approximately 70% of the current backlog is expected to be filled during 2018.

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

Clopay Plastic Products - Discontinued Operations

On September 5, 2017, Griffon announced that after having received from qualified parties unsolicited inquiries to acquire PPC, Griffon will explore strategic alternatives for PPC, and on November 16, 2017, announced it entered into a definitive agreement to sell PPC to Berry for $475 million in cash. The transaction is subject to regulatory approval and customary closing conditions, and is expected to close in the first quarter of calendar 2018. As a result, Griffon classified the results of operations of the PPC business as discontinued operations in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operations as held for sale in the consolidated balance sheets. All results and information presented exclude PPC unless otherwise noted.

PPC traces its history to the 1860s as a paper wholesaler, and was incorporated under the Clopay name in 1934 when it was primarily a manufacturer of paper products. In the 1950s, PPC expanded its product line to include extruded plastic products, and today PPC is a global leader in the development and production of embossed, laminated and printed specialty plastic films for hygienic, health-care and industrial products. Products include thin gauge embossed and printed films, elastomeric films, laminates of film and non-woven fabrics, and perforated films and non-wovens. These products are used as moisture barriers in disposable infant diapers, adult incontinence products and feminine hygiene products, protective barriers in single-use surgical and industrial gowns, drapes and equipment covers, fluid transfer/distribution layers in absorbent products, components to enhance comfort and fit in infant diaper and adult incontinence products, and as packaging for hygienic products, house wrap and other products. PPC products are sold through a direct sales force, primarily to multinational consumer and medical products companies. PPC employs approximately 1,500 employees.

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

Product Development

PPC is an industry leader in the research, design and development of specialty plastic film and laminate products. PPC operates a technical center where polymer chemists, scientists and engineers work independently and in partnership with customers to develop new technologies, products, processes and product applications.

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

In April 2016, PPC announced a Sof-flex® breathable film investment which will expand breathable film capacity in North America, Europe and Brazil, increase PPC's extrusion and print capacity, and enhance its innovation and technology capabilities. We expect the project to be completed in fiscal 2018. These investments will allow PPC to maintain and extend its technological advantage and allow PPC to differentiate itself from competitors, while meeting increasing customer demand for lighter, softer, more cost effective and more environmentally friendly products.

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

In 2016, PPC recorded $5,900 in restructuring charges, primarily related to headcount reductions at PPC's Dombuhl, Germany facility, other location headcount reductions and the shutdown of PPC's Turkey facility. The Dombuhl charges were related to an optimization plan to drive innovation and enhance our industry leading position in printed breathable backsheet. The facility is being transformed into a state of the art hygiene products facility focused on breathable printed film and siliconized products. In conjunction with this effort, PPC's customer base will be streamlined, and PPC will dispose of old assets and reduce overhead costs, allowing for gains in efficiencies.

Intellectual Property

Patents are significant to PPC. Technology evolves rapidly in the plastics business, and PPC's customers are constantly striving to offer products with innovative features at a competitive price to the end consumer. As a result, PPC constantly seeks to offer new and innovative products to its customers. PPC has 22 issued patents and 9 pending patent applications in the U.S., and 125 corresponding foreign patents and patent applications, primarily covering breathable and elastic polymer films and laminates for use in personal hygiene applications, as well as innovative technologies that are extensions of our core capabilities.

Griffon Corporation

Employees

As of September 30, 2017, Griffon and its subsidiaries employ approximately 4,700 people located primarily throughout the U.S., Canada, Europe, Australia and China. Approximately 200 of these employees are covered by collective bargaining agreements in the U.S., with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (an affiliate of the American Federation of Labor and Congress of Industrial Organizations), and the United Food & Commercial Workers International Union. Additionally, approximately 200 employees in Canada are represented by the Trade Union Advisory Committee. Griffon believes its relationships with its employees are satisfactory. With the inclusion of the ClosetMaid acquisition on October 2, 2017, Griffon and its subsidiaries employ approximately 6,200 people.

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

Customers

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue from continuing operations. In 2017:

a.	The U.S. Government and its agencies, through prime and subcontractor relationships, represented 18% of Griffon’s consolidated revenue and 66% of Telephonics' revenue.
b.	Home Depot represented 17% of Griffon’s consolidated revenue and 23% of HBP's revenue.

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

Seasonality

Historically, Griffon’s revenue and income were lowest in our first and fourth quarters ending December 31, and September 30, respectively, and highest in our second and third quarters ending March 31, and June 30, respectively, primarily due to the seasonality of AMES' business. In 2017, 55% of AMES' sales occurred during the second and third quarters compared to 56% in both 2016 and 2015. CBP’s business is driven by residential renovation and construction during warm weather, which is generally at reduced levels during the winter months, generally in our second quarter. ClosetMaid’s revenue and income has historically been the lowest in the second quarter ended March 31 and highest in the first quarter ended December 30, due to the holiday season. Griffon's revenue is still expected to be lowest in the first and fourth quarters, subject to variations in weather and the related impact on AMES.

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

Griffon’s non-U.S. businesses are primarily in Canada, Australia, the United Kingdom, Mexico and China.

Research and Development

Griffon’s businesses are encouraged to improve existing products as well as develop new products to satisfy customer needs; expand revenue opportunities; maintain or extend competitive advantages; increase market share and reduce production costs. R&D costs, not recoverable under contractual arrangements, are charged to expense as incurred. R&D costs for Griffon were $17,700 in 2017, $18,000 in 2016 and $15,800 in 2015.

Intellectual Property

Griffon follows a practice of actively protecting and enforcing its proprietary rights in the U.S. and throughout the world where Griffon’s products are sold. All intellectual property information presented in this section is as of September 30, 2017.
Trademarks are of significant importance to Griffon’s HBP business. With 50 years of experience and innovation in the garage door industry, and with Clopay being the only residential garage door brand to hold the Good Housekeeping Seal of Approval, CBP has a significant level of goodwill in its strong family of brands, including: Clopay®, America’s Favorite Garage Doors®; Holmes Garage Door Company® and IDEAL Door®. Principal global and regional trademarks used by AMES include AMES®, True Temper®, Garant®, UnionTools®, Hound Dog®, Westmix™, Cyclone®, Trojan®, Southern Patio®, Northcote Pottery™,

Kelso™, Dynamic Design™, Razor-Back® Professional Tools and Jackson® Professional Tools. With over 50 years of experience and innovation in the storage and organization industry, ClosetMaid has numerous brands that are well-recognized and valued by consumers, including ClosetMaid, ShelfTrack, Cubeicals, Selectives and MasterSuite. The HBP business has approximately 949 registered trademarks and approximately 86 pending trademark applications around the world. Griffon’s rights in these trademarks endure for as long as they are used and registered.
Patents are also important to our HBP business. CBP holds 18 issued patents in the U.S., as well as 11 corresponding foreign patents, primarily related to garage door system components. AMES protects its designs and product innovation through the use of patents, and currently has 272 issued patents and 28 pending patent applications in the U.S., as well as 290 and 28 corresponding foreign patents and patent applications, respectively. ClosetMaid has 64 issued patents and 9 pending patent applications in the U.S., as well as 4 and 3 corresponding foreign patents and pending patent applications, respectively. ClosetMaid’s patents are in various stages of their terms of validity. Design patents are generally valid for fourteen years, and utility patents are generally valid for twenty years, from the date of filing. Our patents are in various stages of their terms of validity.
In the government and defense business, formal intellectual property rights are of limited value. Therefore, our Telephonics business tends to hold most of its important intellectual property as trade secrets, which it protects through the use of contract terms and carefully restricting access to its technology.

Executive Officers of the Registrant

The following is a current list of Griffon’s executive officers:

Name	Age	Positions Held and Prior Business Experience
Ronald J. Kramer	59
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

Robert F. Mehmel	55
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

Brian G. Harris	48
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

Seth L. Kaplan	48
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

The current worldwide economic uncertainty and market volatility could continue to have an adverse effect on Griffon during 2018, particularly in HBP, which is substantially linked to the U.S. housing market and the U.S. economy in general. Purchases of AMES' products are discretionary for consumers who are generally more willing to purchase products during periods in which favorable macroeconomic conditions prevail. Additionally, the current condition of the credit markets could impact Griffon’s ability to refinance expiring debt, obtain additional credit for investments in current businesses or for acquisitions, with favorable terms, or may render financing unavailable. Griffon is also exposed to basic economic risks including a decrease in the demand for the products and services it offers or a higher likelihood of default on its receivables.

Adverse trends in the housing sector and in general economic conditions will directly impact Griffon’s business.

HBP’s business is influenced by market conditions for new home construction and renovation of existing homes. For the year ended September 30, 2017, approximately 73% of Griffon’s consolidated revenue was derived from the HBP segment, which is heavily dependent on new home construction and renovation of existing homes. The strength of the U.S. economy, the age of existing home stock, job growth, interest rates, consumer confidence and the availability of consumer credit, as well as demographic factors such as migration into the U.S. and migration of the population within the U.S., also have an effect on HBP. To the extent market conditions for new home construction and renovation of existing home are weaker than expected, this will likely have an adverse impact on the performance and financial results of the HBP business.

Griffon operates in highly competitive industries and may be unable to compete effectively.

Griffon’s operating companies face intense competition in each of the markets served. Griffon competes primarily on the basis of technical expertise, product differentiation quality of products and services, and competitive prices. There are a number of competitors to Griffon, some of which are larger and have greater resources than Griffon’s operating companies. As the economy continues to become more global, Griffon's operating companies may face additional competition from companies that operate in countries with significantly lower operating costs.

Many of HBP’s customers are large mass merchandisers, such as discount stores, home centers, warehouse clubs, office superstores, commercial distributors and e-commerce companies. The growing share of the market represented by these large mass merchandisers, together with changes in consumer shopping patterns, has contributed to the increase of multi-category retailers and e-commerce companies that have strong negotiating power with suppliers. Many of these retailers import products directly from foreign sources to source and sell products under their own private label brands to compete with HBP’s products, which puts increasing price pressure on our products. In addition, the intense competition in the retail and e-commerce sectors, combined with the overall increasingly competitive economic environment, may result in a number of customers experiencing financial difficulty, or failing in the future. The loss of, or a failure by, one of HBP’s large customers could adversely impact HBP’s sales and operating cash flows.

To address all of these challenges, HBP must be able to respond to these competitive pressures, and the failure to respond effectively could result in a loss of sales, reduced profitability and a limited ability to recover cost increases through price increases. In addition, there can be no assurance that Griffon will not encounter increased competition in the future, which could have a material adverse effect on Griffon’s financial results.

The loss of large customers can harm financial results.

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon's consolidated revenue. Home Depot, Lowe’s, Menards and Bunnings are significant customers of HBP with Home Depot accounting for approximately 17% of consolidated revenue and 23% of HBP's revenue for the year ended September 30, 2017. The U.S. Government and its agencies and subcontractors, including Lockheed Martin and Boeing, is a significant customer of Telephonics, and together accounts for approximately 18% of consolidated revenue and 66% of Telephonics segment revenue (Lockheed Martin and Boeing each represent less than 10% of consolidated revenue inclusive of such sales to the U.S. Government). Future operating results will continue to substantially depend on the success of Griffon’s largest customers, as well as Griffon’s relationship with them. Orders from these customers are subject to fluctuation and may be reduced materially due to changes in customer needs or other factors. Any reduction or delay in sales of products to one or more of these customers could significantly reduce Griffon’s revenue. Griffon’s operating results will also depend on successfully developing relationships with additional key customers. Griffon cannot assure that its largest customers will be retained or that additional key customers will be recruited. Also, HBP extends credit to its customers, which exposes it to credit risk. HBP’s largest customer accounted for approximately 26% and 19% of HBP’s and Griffon’s net accounts receivable as of September 30, 2017, respectively. If this customer were to become insolvent or otherwise unable to pay its debts, the financial condition, results of operations and cash flows of HBP and Griffon could be adversely affected.

Reliance on third party suppliers and manufacturers may impair AMES' ability to meet its customer demands.

AMES relies on a limited number of domestic and foreign companies to supply components and manufacture certain of its products. The percentage of AMES products sourced, based on revenue, approximated 40% in 2017. Reliance on third party suppliers and manufacturers may reduce control over the timing of deliveries and quality of AMES' products. Reduced product quality or failure to deliver products timely may jeopardize relationships with certain of AMES' key customers. In addition, reliance on third party suppliers or manufacturers may result in the failure to meet AMES' customer demands. Continued turbulence in the worldwide economy may affect the liquidity and financial condition of AMES' suppliers. Should any of these parties fail to manufacture sufficient supply, go out of business or discontinue a particular component, alternative suppliers may not be found in a timely manner, if at all. Such events could impact AMES' ability to fill orders, which could have a material adverse effect on customer relationships.

If Griffon is unable to obtain raw materials for products at favorable prices it could adversely impact operating performance.

HBP’s suppliers primarily provide resin, wood, steel and wire rod. These segments could experience shortages of raw materials or components for products or be forced to seek alternative sources of supply. If temporary shortages due to disruptions in supply caused by weather, transportation, production delays or other factors require raw materials to be secured from sources other than current suppliers, the terms may not be as favorable as current terms or certain materials may not be available at all. In recent years, HBP has experienced price increases in steel and plastic resins.

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

AMES and ClosetMaid are subject to risks associated with sourcing from Asia.

A substantial amount of AMES finished goods sourcing is done through supply agreements with China based vendors, and ClosetMaid sources a substantial amount of raw material from China. China does not have a well-developed, consolidated body of laws governing agreements with international customers. Enforcement of existing laws or contracts based on existing law may be uncertain and sporadic, and it may be difficult to obtain swift and equitable enforcement or to obtain enforcement of a judgment by a court of another jurisdiction. The relative inexperience of China’s judiciary on matters of international trade in many cases creates additional uncertainty as to the outcome of any litigation. In addition, interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes. Products entering from China may be subject to import quotas, import duties and other restrictions. Any inability to import these products into the U.S. and any tariffs that may be levied with respect to these products may have a material adverse result on AMES' or ClosetMaid's business and results of operations, financial position and cash flows.

Griffon’s businesses are subject to seasonal variations and the impact of uncertain weather patterns.

Historically, Griffon’s revenue and income are lowest in our first and fourth quarters ending December 31, and September 30, respectively, and highest in our second and third quarters ending March 31, and June 30, respectively, primarily due to the seasonality of AMES' business. With the 2014 acquisition of Northcote and Cyclone, and the 2017 acquisitions of Hills, La Hacienda and Tuscan Path, AMES' revenue is less susceptible to seasonality. In 2017, 55% of AMES' sales occurred during the second and third quarters compared to 56% in both 2016 and 2015. CBP’s business is driven by residential renovation and construction during warm weather, which is generally at reduced levels during the winter months, generally in our second quarter.

tMaid’s revenue and income are historically the lowest in the second quarter ended March 31 and highest in the first quarter ended December 30, primarily due to the holiday season. Griffon's revenue is still expected to be lowest in the first and fourth quarters, subject to variations in weather and the related impact on AMES.

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

Each of our Griffon's businesses faces risks related to the disruption of its primary manufacturing facilities.

The manufacturing facilities for each of our Griffon's businesses are concentrated in just a few locations, and in the case of ClosetMaid, some of these are located abroad in low-cost locations. Any of our manufacturing facilities are subject to disruption for a variety of reasons, such as natural or man-made disasters, terrorist activities, disruptions of our information technology resources, and utility interruptions. Such disruptions may cause delays in shipping products, which could result in the loss of business or customer trust, adversely affecting Griffon’s businesses and operating results.

Manufacturing capacity constraints or increased manufacturing costs may have a material adverse effect on our business, results of operations, financial condition and cash flows.

Griffon’s current manufacturing resources may be inadequate to meet significantly increased demand for some of its products. Griffon’s ability to increase its manufacturing capacity depends on many factors, including the availability of capital, steadily increasing consumer demand, equipment delivery, construction lead-times, installation, qualification, regulatory permitting and regulatory requirements. Increasing capacity through the use of third party manufacturers may depend on Griffon’s ability to develop and maintain such relationships and the ability of such third parties to devote additional capacity to fill its orders.

A lack of sufficient manufacturing capacity to meet demand could cause our customer service levels to decrease, which may negatively affect customer demand for our products and customer relations generally, which in turn could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, operating facilities at or near capacity may also increase production and distribution costs and negatively affect relations with our employees or contractors, which could result in disruptions in our operations.

In addition, our manufacturing costs may increase significantly and we may not be able to successfully recover these cost increases with increased pricing to its customers.

If Ames and ClosetMaid do not continue to develop and maintain leading brands or realize the anticipated benefits of increased advertising and promotion spend, their operating results may suffer.

The ability of each of Ames and ClosetMaid to compete successfully depends in part on each such company’s ability to develop and maintain leading brands so that such company’s retail and other customers will need its products to meet consumer demand. Leading brands allow each of Ames and ClosetMaid to realize economies of scale in its operations. The development and maintenance of such brands require significant investment in brand-building and marketing initiatives. While each of Ames and ClosetMaid plans to continue to increase its expenditures for advertising and promotion and other brand-building and marketing initiatives over the long term, the initiatives may not deliver the anticipated results and the results of such initiatives may not cover the costs of the increased investment.

Unionized employees could strike or participate in a work stoppage.

At September 30, 2017, Griffon employed approximately 4,700 people on a full-time basis, approximately 9% of whom are covered by collective bargaining or similar labor agreements (all within Telephonics and AMES). If unionized employees engage in a strike or other work stoppage, or if Griffon is unable to negotiate acceptable extensions of agreements with labor unions, a significant disruption of operations and increased operating costs could occur. In addition, any renegotiation or renewal of labor agreements could result in higher wages or benefits paid to unionized employees, which could increase operating costs and could have a material adverse effect on profitability. With the inclusion of the ClosetMaid acquisition on October 2, 2017, Griffon and its subsidiaries employ approximately 6,200 people.

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

Telephonics sells products to the U.S. government and its agencies both directly and indirectly as a first-tier supplier to prime contractors in the defense industry such as Lockheed Martin, Boeing and Northrop Grumman. In the year ended September 30, 2017, U.S. government contracts and subcontracts accounted for approximately 18% of Griffon’s consolidated revenue. Contracts involving the U.S. government may include various risks, including:

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

The markets for Griffon’s products are characterized by rapid technological change, evolving industry standards and continuous improvements in products. Due to constant changes in these markets, future success depends on our ability to develop new technologies, products, processes and product applications. Our long-term success in the competitive retail environment and the industrial and commercial markets depends on our ability to develop and commercialize a continuing stream of innovative new products that are appealing to our ultimate end users and create demand. New product development and commercialization efforts, including efforts to enter markets or product categories in which Griffon has limited or no prior experience, have inherent risks. These risks include the costs involved, such as development and commercialization, product development or launch delays, and the failure of new products and line extensions to achieve anticipated levels of market acceptance or growth in sales or operating income.

Griffon also faces the risk that its competitors will introduce innovative new products that compete with Griffon’s products. In addition, sales generated by new products could cause a decline in sales of Griffon’s other existing products. If new product development and commercialization efforts are not successful, Griffon’s financial results could be adversely affected.

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

Making strategic acquisitions is a significant part of Griffon’s growth plans. The ability to successfully complete acquisitions depends on identifying and acquiring, on acceptable terms, companies that either complement or enhance currently held businesses or expand Griffon into new profitable businesses, and, for certain acquisitions, obtaining financing on acceptable terms. Additionally, Griffon must properly integrate acquired businesses in order to maximize profitability. The competition for acquisition candidates is intense and Griffon cannot assure that it will successfully identify acquisition candidates and complete acquisitions at reasonable purchase prices, in a timely manner, or at all. Further, there is a risk that acquisitions will not be properly integrated into Griffon’s existing structure. Griffon closed the acquisitions of La Hacienda, Tuscan Path, ClosetMaid and Harper Brush in the months of July through November 2017, and this integration risk may be exacerbated when numerous acquisitions are consummated in a short time period.

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

Griffon and its companies conduct operations in Canada, Australia, United Kingdom and China, and sell their products in many countries around the world. Following the ClosetMaid acquisition on October 2, 2017, Griffon now has significant manufacturing operations in Mexico and additional manufacturing operations in China. Sales of products through non-U.S. subsidiaries accounted for approximately 15% of consolidated revenue for the year ended September 30, 2017. These sales could be adversely affected by changes in political and economic conditions, trade protection measures, the ability of the Company to enter into industrial cooperation agreements (off-set agreements), differing intellectual property rights laws and changes in regulatory requirements that restrict the sales of products or increase costs in such locations. Enforcement of existing laws in such jurisdictions can be uncertain, and the lack of a sophisticated body of laws can create various uncertainties, including with respect to customer and supplier contracts. Currency fluctuations between the U.S. dollar and the currencies in the non-U.S. regions in which Griffon does business may also have an impact on future reported financial results.

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

The issuance of additional equity securities or securities convertible into equity securities would result in dilution to existing stockholders’ equity interests. Griffon is authorized to issue, without stockholder vote or approval, 3,000,000 shares of preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of Griffon’s common stock. While there is no present intention of issuing any such preferred stock, Griffon reserves the right to do so in the future. In addition, Griffon is authorized to issue, without stockholder approval, up to 85,000,000 shares of common stock, of which 47,106,202 shares, net of treasury shares, were outstanding as of September 30, 2017. Additionally, Griffon is authorized to issue, without stockholder approval, securities convertible into either shares of common stock or preferred stock.

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

Griffon occupies approximately 6,700,000 square feet of general office, factory and warehouse space throughout the U.S., Canada, Australia, United Kingdom and China. For a description of the encumbrances on certain of these properties, see the Notes Payable, Capitalized Leases and Long-Term Debt footnote in the Notes to Consolidated Financial Statements. The following table sets forth certain information related to Griffon’s major facilities:

Location	Business Segment	Primary Use	Approx. Square Footage	Owned/ Leased	Lease End Year
New York, NY	Corporate	Headquarters	20,000	Leased	2025
Jericho, NY	Corporate	Office	6,900	Leased	2018
Farmingdale, NY	Telephonics	Manufacturing/R&D	180,000	Owned
Huntington, NY	Telephonics	Manufacturing	90,000	Owned
Huntington, NY	Telephonics	Manufacturing	100,000	Leased	2021
Columbia, MD	Telephonics	Engineering	33,000	Leased	2023
Elizabeth City, NC	Telephonics	Repair and Service	22,000	Leased	2039
Troy, OH	Home & Building Products	Office, Manufacturing	1,230,000	Leased	2021
Russia, OH	Home & Building Products	Manufacturing	250,000	Owned
Carlisle, PA	Home & Building Products	Manufacturing, Distribution	1,227,000	Leased	2020
Reno, NV	Home & Building Products	Manufacturing, Distribution	400,000	Leased	2022
Camp Hill, PA	Home & Building Products	Office, Manufacturing	380,000	Owned
Harrisburg, PA	Home & Building Products	Manufacturing	264,000	Owned
St. Francois, Quebec	Home & Building Products	Manufacturing, Distribution	353,000	Owned
Falls City, NE	Home & Building Products	Manufacturing	82,000	Owned
Cork, Ireland	Home & Building Products	Manufacturing, Distribution	74,000	Owned
Victoria, Australia	Home & Building Products	Manufacturing	29,000	Leased	2019
Champion, PA	Home & Building Products	Wood Mill	225,000	Owned
Victoria, Australia	Home & Building Products	Distribution	174,000	Leased	2023
Queensland, Australia	Home & Building Products	Distribution	50,000	Leased	2018
New South Wales, Australia	Home & Building Products	Distribution	76,000	Leased	2020
Regency Park, South Australia	Home & Building Products	Distribution	62,000	Leased	2019
Welshpool, Western Australia	Home & Building Products	Distribution	97,000	Leased	2019
New South Wales, Australia	Home & Building Products	Distribution	32,000	Leased	2019
Gloucestershire, UK	Home & Building Products	Distribution	46,000	Leased	2022

Griffon also leases approximately 990,000 square feet of space for the CBP distribution centers in numerous facilities throughout the U.S. and in Canada. In addition, AMES owns approximately 200,000 square feet of additional space for operational wood mills in the U.S.

As of September 30, 2017, Griffon classified the following Clopay Plastics Products properties in discontinued operations:

Location	Business Segment	Primary Use	Approx. Square Footage	Owned/ Leased	Lease End Year
Mason, OH	Home & Building Products/ Clopay Plastic Products	Office/R&D	131,000	Owned
Aschersleben, Germany	Clopay Plastic Products	Manufacturing	289,000	Owned
Dombuhl, Germany	Clopay Plastic Products	Manufacturing	124,000	Owned
Augusta, KY	Clopay Plastic Products	Manufacturing	354,000	Owned
Nashville, TN	Clopay Plastic Products	Manufacturing	210,000	Owned
Nashville, TN	Clopay Plastic Products	Manufacturing	190,000	Leased	2019
Jundiai, Brazil	Clopay Plastic Products	Manufacturing	114,000	Owned
Hangzhou, China	Clopay Plastic Products	Manufacturing	66,000	Leased	2024

As of October 2, 2017, Griffon occupies the following ClosetMaid properties:

Location	Business Segment	Primary Use	Approx. Square Footage	Owned/ Leased	Lease End Year
Ocala, FL	Home & Building Products	Headquarters	620,000	Leased	2020
Grantsville, MD	Home & Building Products	Manufacturing	155,000	Owned
Reynosa, MX	Home & Building Products	Manufacturing (owned), Distribution (leased)	133,000	Owned / Leased	2020
Chino, CA	Home & Building Products	Distribution	202,000	Leased	2021
Pharr, TX	Home & Building Products	Distribution	80,000	Leased	2018
Belle Vernon, PA	Home & Building Products	Distribution	233,000	Leased	2022

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

Item 4.    Reserved

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Griffon’s Common Stock is listed for trading on the New York Stock Exchange under the symbol “GFF”. The following table shows, for the periods indicated, the quarterly range in the high and low sales prices for Griffon’s Common Stock and the amount of dividends paid during the last two years:

	Fiscal 2017			Fiscal 2016
	Market Prices		Dividends	Market Prices		Dividends
	High	Low	Per Share	High	Low	Per Share
Quarter ended December 31,	$26.95	$16.18	$0.06	$19.24	$15.58	$0.05
Quarter ended March 31,	27.15	23.30	0.06	17.58	13.45	0.05
Quarter ended June 30,	25.15	21.15	0.06	17.30	14.69	0.05
Quarter ended September 30,	22.58	17.65	0.06	17.87	15.88	0.05
			$0.24			$0.20

Dividends

During 2017, 2016 and 2015, the Company declared and paid dividends totaling $0.24 per share, $0.20 per share and $0.16 per share, respectively. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends.

On November 15, 2017, the Board of Directors declared a cash dividend of $0.07 per share, payable on December 21, 2017 to shareholders of record as of the close of business on November 29, 2017.

Holders

As of October 31, 2017, there were approximately 8,000 record holders of Griffon’s Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under Griffon’s equity compensation plans is contained in Part III, Item 12 of this Form 10-K.

Issuer Purchase of Equity Securities

The table below presents shares of Griffon Stock which were acquired by Griffon during the fourth quarter of 2017:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2017	2,150	(2)	$21.04	—
August 1 - 31, 2017	—		—	—
September 1 - 30, 2017	—		—	—
Total	2,150		$21.04	—	$49,437	(1)

1.
Shares were purchased by the Company in open market purchases pursuant to share repurchases authorized by the Company’s Board of Directors. On August 3, 2016, the Company’s Board of Directors authorized the repurchase of up to $50,000 of Griffon common stock; as of September 30, 2017, $49,437 remained available for purchase under the Board authorization program.

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

The following graph sets forth the cumulative total return to Griffon’s stockholders during the five years ended September 30, 2017, as well as an overall stock market (S&P Small Cap 600 Index) and Griffon’s peer group index (Dow Jones U.S. Diversified Industrials Index). Assumes $100 was invested on September 30, 2012, including the reinvestment of dividends, in each category.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Griffon Corporation, the S&P Smallcap 600 Index
and the Dow Jones US Diversified Industrials Index

Item 6.    Selected Financial Data

	For the Years Ended September 30,
(in thousands, except per share amounts)	2017	2016	2015	2014	2013
Revenue	$1,524,997	$1,477,035	$1,483,291	$1,398,448	$1,308,136

Income (loss) before taxes and discontinued operations	$16,698	$32,213	$19,066	$(20,957)	$11,779
Provision (benefit) for income taxes	(1,085)	12,432	6,772	(10,151)	5,981
Income (loss) from continuing operations	17,783	19,781	12,294	(10,806)	5,798
Income (loss) from discontinued operations	(2,871)	10,229	21,995	10,629	(2,031)
Net Income (loss)	$14,912	$30,010	$34,289	$(177)	$3,767

Basic earnings (loss) per share:
Continuing operations	$0.43	$0.48	$0.28	$(0.22)	$0.11
Discontinued operations	(0.07)	0.25	0.49	0.22	(0.04)
Net income (loss)	$0.36	$0.73	$0.77	$—	$0.07
Weighted average shares outstanding	41,005	41,074	44,608	49,367	54,428

Diluted earnings (loss) per share:
Continuing operations	$0.41	$0.45	$0.26	$(0.22)	$0.10
Discontinued operations	(0.07)	0.23	0.47	0.22	(0.04)
Net income (loss)	$0.35	$0.68	$0.73	$—	$0.07
Weighted average shares outstanding	43,011	44,109	46,939	49,367	56,563

Cash dividends declared per common share	$0.24	$0.20	$0.16	$0.12	$0.10

Capital expenditures	$34,937	$59,276	$46,308	$57,392	$41,932
Depreciation and amortization	$47,878	$46,342	$45,834	$39,986	$44,011
Total assets	$1,873,541	$1,782,096	$1,712,813	$1,808,826	$1,777,608

Current portion of debt	$11,078	$13,932	$8,170	$4,580	$3,029
Long term portion of debt, net	968,080	896,946	803,617	791,301	666,904
Total debt, net	$979,158	$910,878	$811,787	$795,881	$669,933

Notes:
Results of operations from acquired businesses are included from the date of acquisition forward.  The fair value of assets and liabilities, inclusive of changes resulting from operating the businesses, are included in the first period ended after the date of each acquisition, and all periods thereafter.

Excludes results of operations and assets and liabilities of discontinued operations for all periods presented.

2017 includes $9,617 of acquisition related costs ($6,145,000, net of tax, or $0.14 per share), $5,137 of contract settlement charges ($3,300, net of tax, or $0.08 per share) and discrete tax benefits, net, of $8,274, or $0.19 per share.

2016 includes discrete tax benefits, net, of $857 or $0.02 per share.

2015 includes discrete tax benefits, net, of $219 or $0.00 per share.

2014 includes $6,136 of restructuring charges ($3,804, net of tax, or $0.07 per share), $3,161 of acquisition costs ($1,960, net of tax, or $0.04 per share), $38,890 loss on debt extinguishment ($24,964, net of tax, or $0.49 per share) and discrete tax benefits, net, of $4,179 or $0.08 per share.

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

On September 5, 2017, Griffon announced it will explore strategic alternatives for Clopay Plastic Products Company, Inc. ("PPC") and on November 16, 2017, announced it entered into a definitive agreement to sell PPC to Berry Global Group, Inc. (NYSE:BERY) ("Berry") for $475 million in cash. The transaction is subject to regulatory approval and customary closing conditions, and is expected to close in the first quarter of calendar 2018. As a result, Griffon classified the results of operations of the PPC business as discontinued operations in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operations as held for sale in the consolidated balance sheets. All results and information presented exclude PPC unless otherwise noted. PPC, incorporated in 1934, is a global leader in the development and production of embossed, laminated and printed specialty plastic films for hygienic, health-care and industrial products and sells to some of the world's largest consumer products companies. Griffon acquired PPC in 1986 as part of the acquisition of Clopay Corporation. See Note 6, Discontinued Operations to the Notes of the Financial Statements.

On October 2, 2017, Griffon acquired ClosetMaid LLC ("ClosetMaid"). ClosetMaid, founded in 1965, is a leading North American manufacturer and marketer of closet organization, home storage, and garage storage products, and sells to some of the largest home center retail chains, mass merchandisers, and direct-to-builder professional installers in North America. Due to the acquisition of ClosetMaid occurring subsequent to Griffon's fiscal year end, ClosetMaid's results of operations, assets and liabilities were not included in Griffon's 2017 financial results or 2017 year-end balance sheet.

Griffon currently conducts its continuing operations through two reportable segments:

•
Home & Building Products ("HBP") consists of three companies, The AMES Companies, Inc. (“AMES”), Clopay Building Products Company, Inc. (“CBP”) and ClosetMaid LLC ("ClosetMaid"). HBP revenue accounted for 73% of Griffon’s consolidated revenue in 2017 and 71% in both 2016 and 2015:

◦
AMES, founded in 1774, is the leading U.S. manufacturer and a global provider of long-handled tools and landscaping products for homeowners and professionals. AMES’ revenue was 36%, 35%, and 36% of Griffon’s consolidated revenue in 2017, 2016 and 2015, respectively.

◦
CBP, since 1964, is a leading manufacturer and marketer of residential and commercial garage doors and sells to professional dealers and some of the largest home center retail chains in North America. CBP’s revenue was 37%, 36% and 35% of Griffon’s consolidated revenue in 2017, 2016 and 2015, respectively.

◦
ClosetMaid was acquired on October 2, 2017. ClosetMaid's 2017 revenue was $298,737, or 16% of Griffon's pro forma 2017 revenue of $1,823,734 (unaudited), giving effect to the acquisition of ClosetMaid as if it had occurred on October 1, 2016. With the inclusion of ClosetMaid, HBP pro forma revenue would have accounted for 77% of Griffon's 2017 consolidated pro forma revenue.

•
Telephonics Corporation ("Telephonics"), founded in 1933, is recognized globally as a leading provider of highly sophisticated intelligence, surveillance and communications solutions for defense, aerospace and commercial customers. Telephonics’ revenue was 27% of Griffon’s consolidated revenue in 2017 and 29% in both 2016 and 2015.

CONSOLIDATED RESULTS OF OPERATIONS

2017 Compared to 2016

Revenue from continuing operations for the year ended September 30, 2017 was $1,524,997, compared to $1,477,035 in the prior year, an increase of 3%, with increased revenue at Home & Building Products was partially offset by decreased revenue at Telephonics. Gross profit for 2017 was $408,116 compared to $400,693 in 2016, with gross margin as a percent of sales (“gross margin”) of 26.8% and 27.1%, respectively.

Selling, general and administrative (“SG&A”) expenses from continuing operations of $339,089 increased 7% from the prior year amount of $318,353. SG&A for 2017, as a percent of revenue, was 22.2%, compared to 21.6% in the prior year, primarily due to the inclusion of $9,617 of acquisition related expenditures.

Interest expense from continuing operations in 2017 of $51,513 increased 3% compared to the prior year of $49,943 primarily as a result of increased debt levels related to the May 2016 add-on offering of $125,000 of 5.25% senior notes due 2022 and higher outstanding borrowings on our Revolving Credit Facility.

Other income (expense) from continuing operations of $(880) in 2017 and $(250) in 2016 consists primarily of currency exchange transaction gains and losses from receivables and payables held in non-functional currencies, and net gains on investments.

Griffon reported pretax income from continuing operations of $16,698 for the year ended September 30, 2017 compared to $32,213 for the prior year. In 2017, the Company recognized a tax benefit of (6.5)% compared to a tax provision of 38.6% in 2016.  The 2017 tax rates included $8,274 of discrete and certain other tax benefits, net, related primarily to excess tax benefits from the vesting of equity awards within income tax expense, a federal domestic production activities deduction and a federal R&D credit. The 2016 tax rates included an $857 of discrete and certain other tax benefits, net, related primarily to excess tax benefits from the vesting of equity awards within income tax expense and the release of unrecognized tax benefits.

Excluding the discrete and certain other tax benefits, net, and certain other items from continuing operations, as listed below, the effective tax rates for the year ended September 30, 2017 and 2016 were 39.7% and 41.3%, respectively. These rates reflect the impact of tax reserves and changes in earnings mix between U.S. and non-U.S. operations.

Income from continuing operations was $17,783, or $0.41 per share, for 2017 compared to $19,781, or $0.45 per share in the prior year.
The current year results included the following from continuing operations:

–	Acquisition costs of $9,617 ($6,145, net of tax, or $0.14 per share);

–	Contract settlement charges of $5,137 ($3,300, net of tax, or $0.08 per share); and

–	Discrete and certain other tax benefits, net, of $8,274, or $0.19 per share.

The prior year results included discrete and certain other tax benefits, net, of $857 or $0.02 per share from continuing operations.
Excluding these items from both reporting periods, 2017 Income from continuing operations would have been $18,954, or $0.44 per share compared to $18,924, or $0.43 per share, in 2016.

Net income was $14,912, or $0.35 per share, for 2017 compared to $30,010, or $0.68 per share in the prior year.

The current year results included the following:

–	Acquisition costs of $9,617 ($6,145, net of tax, or $0.14 per share);

–	Contract settlement charges of $5,137 ($3,300, net of tax, or $0.08 per share);

–	Environmental and warranty reserves of $5,700 ($3,703, net of tax, or $0.09 per share); and

–	Discrete and certain other tax provisions, net, of $9,385, or $0.22 per share.
The prior year results included the following:

–	Restructuring charges of $5,900 ($4,247 net of tax, or $0.10 per share); and

–	Discrete and certain other tax provisions $2,658 or $0.06 per share.

Excluding these items from both reporting periods, 2017 Net income would have been $37,445, or $0.87 per share compared to $36,915, or $0.84 per share, in 2016.

The tax provisions on all pre-tax income inclusive of discontinued operations for the years ended September 30, 2017 and 2016 resulted in tax rates of 61.7% and 43.6%, respectively. These 2017 and 2016 tax rates included $9,385 and $2,658, respectively, of discrete and certain other tax provisions. Excluding these tax items and certain other items, as listed above, the effective tax rates for the year ended September 30, 2017 and 2016 were 37.0% and 37.5%, respectively.

2016 Compared to 2015

Revenue from continuing operations for the year ended September 30, 2016 of $1,477,035 was in line with the $1,483,291 in the prior year. Excluding the unfavorable impact of foreign currency at HBP, revenue trailed the prior year by 1%. Gross profit from continuing operations for 2016 was $400,693 compared to $392,347 in 2015, with gross margin of 27.1% and 26.5%, respectively.

Selling, general and administrative (“SG&A”) expenses from continuing operations for 2016 of $318,353 decreased 2% from the prior year amount of $325,435. SG&A for 2016, as a percent of revenue, was 21.6%, compared to 21.9% in the prior year due to plant and distribution center consolidations and management cost control measures in the HBP segment.

Interest expense from continuing operations in 2016 totaled $49,943, a 5% increase from the prior year primarily due to the May 2016 add-on offering of $125,000 of 5.25% senior notes due 2022.

Other income (expense) of $(250) in 2016 and $(331) in 2015 consists primarily of currency exchange transaction gains and losses from receivables and payables held in non-functional currencies, and net gains on investments.

Griffon reported pretax income from continuing operations of $32,213 for the year ended September 30, 2016 compared to $19,066 for the prior year. In 2016, the Company recognized a tax provision of 38.6% compared to 35.5% in 2015.  The 2016 tax rates included $857 of net discrete tax benefits related primarily to excess tax benefits from the vesting of equity awards within income tax expense. The 2015 tax rate included a net discrete benefit of $219.

Excluding the above discrete tax and certain other items, from continuing operations, as listed below, the effective tax rates for the year ended September 30, 2016 and 2015 were 41.3% and 36.7%, respectively. These rates reflect the impact of tax reserves and changes in earnings mix between U.S. and non-U.S. operations.

Income from continuing operations was $19,781, or $0.45 per share, for 2016 compared to $12,294, or $0.26 per share in the prior year. The 2016 results included a discrete tax benefit, net, of $(857) or $(0.02) per share. The 2015 results included discrete tax benefits, net, of $(219) or $0.00 per share. Excluding discrete items from both reporting periods, 2016 Income from continuing operations would have been $18,924, or $0.43 per share compared to $12,075, or $0.26 per share, in 2015.

Net income was $30,010, or $0.68 per share, for 2016 compared to $34,289, or $0.73 per share in the prior year.

The 2016 results included the following:

–	Restructuring charges of $5,900 ($4,247, net of tax, or $0.10 per share); and

–	Discrete tax provisions, net, of $2,658 or $0.06 per share.

The 2015 results included discrete tax benefits, net, of $(62) or $0.00 per share.

Excluding these items from both reporting periods, 2016 Net income would have been $36,915, or $0.84 per share compared to $34,227, or $0.73 per share, in 2015.

Griffon evaluates performance based on Earnings per share and Net income excluding restructuring charges, loss on debt extinguishment, acquisition related expenses, discrete and certain other tax items, as well other items that may affect comparability, as applicable. Griffon believes this information is useful to investors for the same reason.

The following table provides a reconciliation of Income from continuing operations to Adjusted income from continuing operations and Earnings per common share from continuing operations to Adjusted earnings per common share from continuing operations:

GRIFFON CORPORATION AND SUBSIDIARIES
RECONCILIATION OF INCOME FROM CONTINUING OPERATIONS
TO ADJUSTED INCOME FROM CONTINUING OPERATIONS
(Unaudited)

	For the Years Ended September 30,
	2017	2016	2015
Income from continuing operations	$17,783	$19,781	$12,294
Adjusting items, net of tax:
Acquisition costs	6,145	—	—
Contract settlement charges	3,300	—	—
Discrete tax benefits	(8,274)	(857)	(219)
Adjusted income from continuing operations	$18,954	$18,924	$12,075

Earnings per common share from continuing operations	$0.41	$0.45	$0.26

Adjusting items, net of tax:
Acquisition costs	0.14	—	—
Contract settlement charges	0.08	—	—
Discrete tax benefits	(0.19)	(0.02)	—
Adjusted earnings per share from continuing operations	$0.44	$0.43	$0.26
Weighted-average shares outstanding (in thousands)	43,011	44,109	46,939

The following table provides a reconciliation of Net income to Adjusted net income and Earnings per common share to Adjusted earnings per common share:

GRIFFON CORPORATION AND SUBSIDIARIES
RECONCILIATION OF NET INCOME
TO ADJUSTED NET INCOME
(Unaudited)

	For the Years Ended September 30,
	2017	2016	2015
Net Income	$14,912	$30,010	$34,289
Adjusting items, net of tax:
Acquisition costs	6,145	—	—
Contract settlement charges	3,300	—	—
Environmental and warranty reserves	3,703	—	—
Restructuring	—	4,247	—
Discrete tax provisions (benefits)	9,385	2,658	(62)
Adjusted net income	$37,445	$36,915	$34,227

Earnings per common share	$0.35	$0.68	$0.73

Adjusting items, net of tax:
Acquisition costs	0.14	—	—
Contract settlement charges	0.08	—	—
Environmental and warranty reserves	0.09	—	—
Restructuring	—	0.10	—
Discrete tax provisions (benefits)	0.22	0.06	—
Adjusted earnings per share	$0.87	$0.84	$0.73
Weighted-average shares outstanding (in thousands)	43,011	44,109	46,939

REPORTABLE SEGMENTS

The following table provides a reconciliation of Segment operating profit to Income (loss) before taxes and discontinued operations:

	For the Years Ended September 30,
INCOME BEFORE TAXES FROM CONTINUING OPERATIONS	2017	2016	2015
Segment operating profit:
Home & Building Products	$89,495	$79,682	$58,883
Telephonics	29,943	42,801	43,006
PPC	25,291	20,313	33,137
Segment operating profit	144,729	142,796	135,026
Less: Operating (profit) from discontinued operations	25,291	20,313	33,137
Segment operating profit from continuing operations	119,438	122,483	101,889
Net interest expense	(51,449)	(49,877)	(47,515)
Unallocated amounts	(42,398)	(40,393)	(35,308)
Acquisition costs	(8,893)	—	—
Income before taxes from continuing operations	$16,698	$32,213	$19,066

Griffon evaluates performance and allocates resources based on each segment's operating results from continuing operations before interest income and expense, income taxes, depreciation and amortization, unallocated amounts (mainly corporate overhead), restructuring charges, loss on debt extinguishment and acquisition related expenses, as well as other items that may affect comparability, as applicable (“Segment adjusted EBITDA”, a non-GAAP measure). Griffon believes this information is useful to investors.

The following table provides a reconciliation of Segment adjusted EBITDA to Income (loss) before taxes and discontinued operations:

	For the Years Ended September 30,
	2017	2016	2015
Segment adjusted EBITDA:
Home & Building Products	$126,766	$114,949	$94,226
Telephonics	45,931	53,385	53,028
PPC	52,760	50,079	57,103
Segment adjusted EBITDA	225,457	218,413	204,357
Less: EBITDA from discontinued operations	52,760	50,079	57,103
Total Segment adjusted EBITDA from continuing operations	172,697	168,334	147,254
Net interest expense	(51,449)	(49,877)	(47,515)
Segment depreciation and amortization	(47,398)	(45,851)	(45,365)
Unallocated amounts	(42,398)	(40,393)	(35,308)
Acquisition costs	(9,617)	—	—
Contract settlement charges	(5,137)	—	—
Income before taxes from continuing operations	$16,698	$32,213	$19,066

Home & Building Products

	For the Years Ended September 30,
	2017		2016		2015
Revenue:
AMES	$545,269		$513,973		$535,881
CBP	568,001		527,370		516,320
Home & Building Products	$1,113,270		$1,041,343		$1,052,201
Segment operating profit	$89,495	8.0%	$79,682	7.7%	$58,883	5.6%
Depreciation and amortization	36,547		35,267		35,343
Acquisition costs	724		—		—
Segment adjusted EBITDA	$126,766	11.4%	$114,949	11.0%	$94,226	9.0%

2017 Compared to 2016

Segment revenue increased $71,927, or 7%, compared to the prior year period. AMES revenue increased 6%, primarily due to increased UK market expansion and contributions from the La Hacienda and Hills acquisitions, and increased Canadian snow and lawn tools sales. CBP revenue increased 8% from the prior year period, primarily due to increased volume, pricing and favorable mix.

Segment operating profit in 2017 was $89,495 compared to $79,682 in 2016, an increase of $9,813, or 12% driven by the increased revenue noted above and favorable product mix, partially offset by increased steel and resin costs. Segment depreciation and amortization increased $1,280 from the prior year period.

On November 6, 2017, AMES acquired Harper Brush Works (“Harper”), a division of Horizon Global, for approximately $5,000. Harper is a leading U.S. manufacturer of cleaning products for professional, home, and industrial use. The acquisition will broaden AMES’ long-handle tool offering in North America to include brooms, brushes, and other cleaning tools and accessories. The acquisition is expected to contribute approximately $10,000 in revenue in the first twelve months after the acquisition.

On October 2, 2017, Griffon completed the acquisition of ClosetMaid, a market leader of home storage and organization products, for approximately $200,000, or $175,000 inclusive of the net present value of tax benefits. ClosetMaid adds to Griffon's Home and Building Products segment, complementing and diversifying Griffon's portfolio of leading consumer brands and products. ClosetMaid is expected to generate approximately $300,000 in revenue in the first twelve months after the acquisition.

On September 29, 2017, AMES Australia completed the acquisition of Tuscan Landscape Group Pty, Ltd. ("Tuscan Path"), a leading Australian provider of pots, planters, pavers, decorative stone, and garden decor products, for approximately $18,000 (AUD 22,250). The acquisition of Tuscan Path broadens AMES' outdoor living and lawn and garden business, and will strengthen AMES' industry leading position in Australia. Tuscan Path is expected to generate approximately AUD 25,000 of revenue in the first twelve months after the acquisition.

On July 31, 2017, The AMES Companies, Inc. acquired La Hacienda Limited, a leading United Kingdom outdoor living brand of unique heating and garden decor products, for approximately $11,400 (GBP 9,175). The acquisition of La Hacienda broadens AMES' global outdoor living and lawn and garden business and supports AMES' UK expansion strategy. La Hacienda is expected to generate approximately GBP 14,000 of revenue in the first twelve months after the acquisition.
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

On February 14, 2016, AMES Australia acquired substantially all of the Intellectual Property (IP) assets of Australia-based Nylex Plastics Pty Ltd. for $1,744 (AUD 2,452). Through this acquisition, AMES and Griffon secured the ownership of the trademark “Nylex” for certain categories of AMES products, principally in the country of Australia.  Previously, the Nylex name was licensed.  The acquisition of the Nylex IP was contemplated as a post-closing activity of the Cyclone acquisition and supports AMES' Australian watering products strategy.

On October 15, 2015, CBP announced plans to expand its manufacturing facility in Troy, Ohio. In the second quarter of 2017, CBP completed this 250,000 square foot expansion of its state-of-the-art facility, which reflects increased customer demand for its core products, and CBP's success in bringing new technologies to market. The Troy facility now has 1.23 million square feet of combined manufacturing and office space. CBP’s Russia, Ohio facility provides additional production capacity, particularly for specialized and custom products.

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

Telephonics

	For the Years Ended September 30,
	2017		2016		2015
Revenue	$411,727		$435,692		$431,090
Segment operating profit	$29,943	7.3%	$42,801	9.8%	$43,006	10.0%
Depreciation and amortization	10,851		10,584		10,022
Contract settlement charges	5,137		—		—
Segment adjusted EBITDA	$45,931	11.2%	$53,385	12.3%	$53,028	12.3%

2017 Compared to 2016

Revenue in 2017 decreased $23,965, or 6%, compared to the prior year period, primarily due to decreased multi-mode radar revenue and certain ground surveillance systems, partially offset by favorable performance on electronic countermeasure systems revenue.
Segment operating profit decreased $12,858 from the prior year period. During 2017, Telephonics recorded a $5,137 charge, consisting of a settlement in the amount of $4,250 plus 2% interest and associated legal costs, related to certain amounts the civil division of the US Department of Justice indicated it believed it was owed from Telephonics with respect to certain US government contracts, performed during the 2005 to 2013 time period, in which Telephonics acted as a subcontractor. Excluding these charges, segment operating profit in the current year would have been $35,080, a $7,721 decrease from the prior year period primarily due to the decreased revenue noted above, unfavorable program mix and the impact of revised estimates to complete remaining performance obligations on certain radar and communication programs.

During 2017, Telephonics was awarded several new contracts and incremental funding on existing contracts approximating $342,400. Contract backlog was $350,900 at September 30, 2017 with 70% expected to be fulfilled in the next 12 months; backlog was $420,000 at September 30, 2016. Backlog is defined as unfilled firm orders for products and services for which funding has been both authorized and appropriated by the customer or Congress, in the case of the U.S. government agencies. The decrease in backlog was primarily due to the timing of various U.S. and international contract awards associated with radar and surveillance opportunities.

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

Unallocated Amounts

For 2017, unallocated amounts, consisting primarily of corporate overhead costs, totaled $42,398 compared to $40,393 in 2016, with the increase primarily due to compensation and incentive costs.

For 2016, unallocated amounts, which consist primarily of corporate overhead costs, totaled $40,393 compared to $35,308 in 2015 primarily due to expenses related to the pursuit of acquisition opportunities, expenses relating to an intellectual property legal claim (in which Griffon is the plaintiff) and increased insurance costs.

Segment Depreciation and Amortization

Segment depreciation and amortization of $47,398 in 2017 compared to the prior year of $45,851, increased $1,547 primarily due to depreciation for new assets placed in service.

Segment depreciation and amortization of $45,851 in 2016 remained consistent with the prior year of $45,365.

Comprehensive Income (Loss)

During 2017, total other comprehensive income, net of taxes, of $20,760 consisted of a $10,667 income on Foreign currency translation adjustments primarily due to the strengthening of the Euro, Canadian, British Pound, Brazilian and Australian currencies, all in comparison to the U.S. Dollar, a $9,203 gain from Pension and other post-retirement benefits, primarily due to higher assumed discount rates compared to the prior year and a $890 gain on cash flow hedges.
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

DISCONTINUED OPERATIONS

Plastic Products Company

On September 5, 2017, Griffon announced it will explore strategic alternatives for Clopay Plastic Products Company, Inc. ("PPC") and on November 16, 2017, announced it entered into a definitive agreement to sell PPC to Berry for $475 million in cash. As a result, the following PPC results have been classified PPC as a discontinued operation.

	For the Years Ended September 30,
	2017		2016		2015
Revenue	$460,914		$480,126		$532,741
Segment operating profit	$25,291	5.5%	$20,313	4.2%	$33,137	6.2%
Depreciation and amortization	27,469		23,866		23,966
Restructuring charges	—		5,900		—
Segment adjusted EBITDA	$52,760	11.4%	$50,079	10.4%	$57,103	10.7%

2017 Compared to 2016

Revenue in 2017 decreased $19,212 or 4%, in comparison to 2016, primarily due to unfavorable volume of 4% driven by Europe, partially offset by increased volume in North America and Brazil, as well as unfavorable mix of 2%. These decreases were partially offset by a favorable resin impact of $3,600, or 1% and favorable foreign currency of 1%. PPC adjusts selling prices based on underlying resin costs on a delayed basis.

Segment operating profit increased $4,978 or 25%, compared to the prior year. During 2016, PPC recorded restructuring charges of $5,900 primarily related to headcount reductions at PPC’s Dombuhl, Germany facility, other location headcount reductions and the shut down of PPC's Turkey facility. Excluding these charges, prior year Segment operating profit was $26,213 compared to the current year of $25,291, a decrease of $922 or 4%, due to reduced volume, unfavorable mix, a $2,100 change in the impact of resin pricing pass through and increased depreciation of $3,603 resulting from investment in worldwide breathable film and printing capacity, partially offset by improved operations.

During April 2016, PPC announced a breathable film investment, which will expand breathable film capacity in North America, Europe and Brazil, increase PPC's extrusion and print capacity, and enhance PPC's innovation and technology capabilities. Griffon expect the project to be completed in fiscal 2018. These investments will allow PPC to maintain and extend its technological advantage and allow it to differentiate itself from competitors, while meeting increasing customer demand for lighter, softer, more cost effective and more environmentally friendly products.

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

Restructuring

In 2016, PPC incurred pre-tax restructuring and related exit costs approximating $5,900 primarily related to headcount reductions at PPC’s Dombuhl, Germany facility, other location headcount reductions and the shut down of PPC's Turkey facility. These actions resulted in the elimination of approximately 86 positions. The Dombuhl charges were related to an optimization plan that will drive innovation and enhance PPC's industry leading position in printed breathable back sheet. In conjunction with this effort, PPC's customer base will be streamlined, and PPC will dispose of old assets and reduce overhead costs, allowing for gains in efficiencies. Management estimates that these actions will result in annual cash savings of $4,000 based on current operating levels.

Installation Services and Other Discontinued Activities

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

Griffon substantially concluded remaining disposal activities in 2009. There was no reported revenue in 2017, 2016 and 2015. Future net cash outflows to satisfy liabilities related to disposal activities accrued as of September 30, 2017 are estimated to be $5,679.

During the year ended September 30, 2017, Griffon recorded $5,700 of reserves in discontinued operations related to historical environmental remediation efforts and to increase the reserve for homeowner association claims (HOA) related to installation services.

At September 30, 2017, Griffon’s assets and liabilities for discontinued operations primarily related to income taxes and product liability, warranty and environmental reserves.

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

The following table is derived from the Consolidated Statements of Cash Flows:

Cash Flows from Continuing Operations	Years Ended September 30,
(in thousands)	2017	2016
Net Cash Flows Provided By (Used In):
Operating activities	$49,151	$80,118
Investing activities	(71,337)	(62,261)
Financing activities	(700)	15,414

Cash flows provided by operating activities from continuing operations for 2017 decreased $30,967, to $49,151 compared to $80,118 in 2016, with the decrease driven by increased working capital, primarily from increased inventory.

Cash used in investing activities from continuing operations for 2017 increased $9,076, to $71,337 compared to $62,261 in 2016, with the increase primarily driven by acquisitions. On September 29, 2017, Ames Australia competed the acquisition of Tuscan Landscape Group Pty, Ltd., a leading Australian provider of pots, planters, pavers, decorative stone, and garden decor products for approximately $18,000 (AUD 22,250). On July 31, 2017 AMES acquired La Hacienda, a leading United Kingdom outdoor living brand of unique heating and garden decor products, for approximately $11,400 (GBP 9,175). On December 30, 2016, AMES Australia acquired Hills Home Living, a market leader in the supply of clothesline, laundry and garden products, for approximately $6,051 (AUD 8,400). On February 14, 2016, AMES Australia acquired substantially all of the Intellectual Property assets of Australia-based Nylex Plastics Pty Ltd. for approximately $1,700 (AUD 2,452). Previously, the Nylex name was licensed. In December 2015, Telephonics invested an additional $2,726 increasing its equity stake from 26% to 49% in Mahindra Telephonics Integrated Systems (MTIS), a joint venture with Mahindra Defence Systems, a Mahindra Group Company. In 2017, capital expenditures, net, totaled $34,794 compared to $58,506 in 2016.

Cash used in financing activities from continuing operations in 2017 totaled $700 compared to a source of $15,414 in the prior year. The current year included net proceeds from debt of $62,989, a share premium payment of $24,997 related to the settlement of Griffon's 4% convertible subordinated notes, $15,841 for the repurchase of common stock, $10,908 for the purchase of common stock for Griffon's ESOP plan and $10,325 for the payment of dividends.

At September 30, 2017, there were $144,216 in outstanding borrowings under the Credit Agreement compared to no outstanding borrowings at the same date in the prior year. On January 17, 2017, Griffon settled its $100,000 principal amount of 4% convertible subordinated notes due 2017 for $173,855 with $125,000 in cash, utilizing the Credit Agreement, and $48,858, or 1,954,993 shares of common stock issued from treasury. On each of March 20, 2015, July 29, 2015 and August 3, 2016, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under these share repurchase programs, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During 2017, Griffon purchased 129,000 shares of common stock under these programs, for a total of $2,201 or $17.06 per share. At September 30, 2017, $49,437 remains under the August 2016 Board authorized repurchase program. In addition to the repurchases under Board authorized programs, during 2017, 586,219 shares, with a market value of $13,640, or $23.27 per share, were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock. Furthermore, during 2017, Griffon's ESOP purchased 621,875 shares of common stock for a total of $10,908 or $17.54 per share with proceeds from a Line Note.

In 2016, cash used in financing activities from continuing operations primarily consisted of $65,307 for the repurchase of common stock and $8,798 for the payment of dividends, partially offset by net proceeds from debt of $93,848. On May 18, 2016, Griffon completed an add-on offering of $125,000 principal amount of its 5.25% Senior Notes due 2022, at 98.76% of par, to Griffon's previously issued $600,000 principal amount of its 5.25% Senior Notes due 2022, at par. The net proceeds were used to pay down outstanding borrowings on the Revolving Credit Facility.

During 2017, the Board of Directors approved four quarterly cash dividends each for $0.06 per share. On November 15, 2017, the Board of Directors declared a cash dividend of $0.07 per share, payable on December 21, 2017 to shareholders of record as of the close of business on November 29, 2017.

As of September 30, 2017, the amount of cash, cash equivalents and marketable securities held by foreign subsidiaries was $26,500. Our intent is to permanently reinvest these funds outside the U.S., and we do not currently anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event we determine that funds from foreign operations are needed to fund operations in the U.S., we will be required to accrue and pay U.S taxes to repatriate these funds (unless U.S. taxes have already been paid).

Payments related to Telephonics revenue are received in accordance with the terms of development and production subcontracts; certain of such receipts are progress or performance based payments. With respect to HBP, uncollected receivables have been immaterial in amount.

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. In 2017:

a.	The U.S. Government and its agencies, through prime and subcontractor relationships, represented 18% of Griffon’s consolidated revenue and 66% of Telephonics' revenue.

b.	Home Depot represented 17% of Griffon’s consolidated revenue and 23% of HBP's revenue.

No other customer exceeded 10% or more of consolidated revenue. Future operating results will continue to substantially depend on the success of Griffon’s largest customers and our relationships with them. Orders from these customers are subject to change and may fluctuate materially. The loss of all or a portion of volume from any one of these customers could have a material adverse impact on Griffon’s liquidity and operations.

At September 30, 2017, Griffon had debt, net of cash and equivalents, as follows:

Cash and Equivalents and Debt	At September 30,	At September 30,
(in thousands)	2017	2016
Cash and equivalents	$47,681	$72,553
Notes payables and current portion of long-term debt	11,078	13,932
Long-term debt, net of current maturities	968,080	896,946
Debt discount and issuance costs	13,243	15,971
Total debt	992,401	926,849
Debt, net of cash and equivalents	$944,720	$854,296

On May 18, 2016, in an unregistered offering through a private placement under Rule 144A, Griffon completed the add-on offering of $125,000 principal amount of its 5.25% senior notes due 2022, at 98.76% of par, to Griffon's previous issuance of $600,000 5.25% senior notes due in 2022, at par, which was completed on February 27, 2014 (collectively the “Senior Notes”). As of September 30, 2017, outstanding Senior Notes due totaled $725,000; interest is payable semi-annually on March 1 and September 1. The net proceeds of the add-on offering were used to pay down outstanding borrowings under Griffon's Revolving Credit Facility (the "Credit Agreement").
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

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On July 20, 2016 and June 18, 2014, Griffon exchanged all of the $125,000 and $600,000 Senior Notes, respectively, for substantially identical Senior Notes registered under the Securities Act of 1933 via an exchange offer. The fair value of the Senior Notes approximated $737,688 on September 30, 2017 based upon quoted market prices (level 1 inputs). In connection with the issuance and exchange of the $125,000 senior notes, Griffon capitalized $3,016 of underwriting fees and other expenses, which will amortize over the term of such notes; Griffon capitalized $10,313 in connection with the previously issued $600,000 senior notes.

On October 2, 2017, Griffon completed an add-on offering of $275,000 aggregate principle amount of 5.25% senior notes due 2022 in an unregistered offering through a private placement. The $275,000 senior notes were issued under the same indenture pursuant to which Griffon previously issued $725,000 in aggregate principal amount of its 5.25% Senior Notes due 2022. As of October 2, 2017, outstanding Senior Notes due totaled $1,000,000; interest is payable semi-annually on March 1 and September 1. The net proceeds of the add-on offering were used to acquire ClosetMaid, with the remaining proceeds used to pay down outstanding borrowings under Griffon's Credit Agreement.

On March 22, 2016, Griffon amended the Credit Agreement to increase the credit facility from $250,000 to $350,000, extend its maturity from March 13, 2020 to March 22, 2021, and modify certain other provisions of the facility. The facility includes a letter of credit sub-facility with a limit of $50,000 and a multi-currency sub-facility of $50,000. The Credit Agreement provides for same day borrowings of base rate loans. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility or the occurrence of an event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, in each case without a floor, plus an applicable margin, which adjusts based on financial performance. Current margins are 1.25% for base rate loans and 2.25% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries (except that a lien on the assets of Griffon’s material domestic subsidiaries securing a limited amount of the debt under the credit agreement relating to Griffon's Employee Stock Ownership Plan ("ESOP") ranks pari passu with the lien granted on such assets under the Credit Agreement). On October 2, 2017, Griffon further amended the Credit Agreement to modify the maximum total leverage covenant for the quarters ending December 31, 2017, through March 31, 2019, to provide additional financial and operating flexibility. At September 30, 2017, there were $144,216 outstanding borrowings and standby letters of credit were $13,890 under the Credit Agreement; $191,894 was available, subject to certain loan covenants, for borrowing at that date.

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

In September 2015 and March 2016, Griffon entered into mortgage loans in the amounts of $32,280 and $8,000, respectively. The mortgage loans are secured by four properties occupied by Griffon's subsidiaries. The loans mature in September 2025, and April 2018, respectively, are collateralized by the specific properties financed and are guaranteed by Griffon. The loans bear interest at a rate of LIBOR plus 1.50%. At September 30, 2017, mortgage loans outstanding related to continuing operations was $23,322, net of issuance costs.

In August 2016, Griffon’s ESOP entered into an agreement that refinanced the existing ESOP loan into a new Term Loan in the amount of $35,092 (the "Agreement"). The Agreement also provided for a Line Note with $10,908 available to purchase shares of Griffon common stock in the open market. During 2017, Griffon's ESOP purchased 621,875 shares of common stock for a total of $10,908 or $17.54 per share, with proceeds from the Line Note. The remaining amount available on the authorization is $0. On June 30, 2017, the Term Loan and Line Note were combined into a single Term Loan. The Term Loan bears interest at LIBOR plus 2.50%. The Term Loan requires a quarterly principal payment of $655 on September 30, 2017 and $569 thereafter, with a balloon payment due at maturity on March 22, 2020. As of September 30, 2017, $42,365, net of issuance costs, was outstanding under the Term Loan. The Term Loan is secured by shares purchased with the proceeds of the loan and with a lien on a specific amount of Griffon assets (which lien ranks pari passu with the lien granted on such assets under the Credit Agreement) and is guaranteed by Griffon.

In October 2006, CBP entered into a capital lease totaling $14,290 for real estate in Troy, Ohio. The lease matures in 2022, bears interest at a fixed rate of 5.0%, is secured by a mortgage on the real estate and is guaranteed by Griffon. As of September 30, 2017, $5,207 was outstanding, net of issuance costs.

In November 2012, Garant G.P. (“Garant”) entered into a CAD 15,000 ($12,033 as of September 30, 2017) revolving credit facility. The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (2.63% LIBOR USD and 2.65% Bankers Acceptance Rate CDN as of September 30, 2017). The revolving facility matures in October 2019. Garant is required to maintain a certain minimum equity. As of September 30, 2017, there were no borrowings under the revolving credit facility with CAD 15,000 ($12,033 as of September 30, 2017) available for borrowing.

In July 2016, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries ("Griffon Australia") entered into an AUD 30,000 term loan and an AUD 10,000 revolver. The term loan refinanced two existing term loans and the revolver replaced two existing lines. In December 2016, the amount available under the revolver was increased from AUD 10,000 to AUD 20,000 and, in March 2017 the term loan commitment was increased by AUD 5,000 to AUD 33,500. In September 2017, the term loan commitment was increased by AUD 15,000 to AUD 46,750. The term loan requires quarterly principal payments of AUD 1,250 plus interest, with a balloon payment of AUD 37,125 due upon maturity in June 2019, and accrues interest at Bank Bill Swap Bid Rate “BBSY” plus 2.00% per annum (3.76% at September 30, 2017). As of September 30, 2017, the term had an outstanding balance of AUD 45,875 ($35,943 as of September 30, 2017). The revolving facility matures in November 2017, but is renewable upon mutual agreement with the bank, and accrues interest at BBSY plus 2.0% per annum (3.67% at September 30, 2017). At September 30, 2017, the revolver had an outstanding balance of AUD 12,000 ($9,402 at September 30, 2017). The revolver and the term loan are both secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon guarantees the term loan. Griffon Australia is required to maintain a certain minimum equity level and is subject to a maximum leverage ratio and a minimum fixed charges cover ratio.
Other long-term debt primarily consists of a loan with the Pennsylvania Industrial Development Authority and capital leases.

At September 30, 2017, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements.

On each of March 20, 2015, July 29, 2015 and August 3, 2016, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under these share repurchase programs, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During 2017, Griffon purchased 129,000 shares of common stock under these programs, for a total of $2,201 or $17.06 per share. From August 2011 through September 30, 2017, Griffon repurchased 20,429,298 shares of its common stock, for a total of $261,621 or $12.81 per share. This includes the repurchase of 15,984,854 shares on the open market, as well as the December 10, 2013 repurchase of 4,444,444 shares from GS Direct for $50,000 or $11.25 per share. At September 30, 2017, $49,437 remains under Board repurchase authorizations.

On December 10, 2013, Griffon repurchased 4,444,444 shares of its common stock for $50,000 from GS Direct. The repurchase was effected in a private transaction at a per share price of $11.25, an approximate 9.2% discount to the stock’s closing price on November 12, 2013, the day before announcement of the transaction. The transaction was exclusive of the Company’s August 2011 $50,000 authorized share repurchase program. GS Direct continues to hold approximately 5.6 million shares of Griffon’s common stock. Subject to certain exceptions, if GS Direct intends to sell its remaining shares of Griffon common stock at any time prior to December 31, 2018, it will first negotiate in good faith to sell such shares to the Company.

In addition to the repurchases under Board authorized programs, during 2017, 586,219 shares, with a market value of $13,640, or $23.27 per share, were withheld to settle employee taxes due upon the vesting of restricted stock.

During 2017, 2016 and 2015, the Company declared and paid dividends totaling $0.24 per share, $0.20 per share and $0.16 per share, respectively. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends.

On November 15, 2017, the Board of Directors declared a cash dividend of $0.07 per share, payable on December 21, 2017 to shareholders of record as of the close of business on November 29, 2017.

During the year ended September 30, 2017, Griffon used cash for discontinued operations from operating, investing and financing activities of $2,150, primarily related to PPC operations and the settling of certain Installation Services and environmental liabilities. Cash flows from investing activities of $45,075 for discontinued operations related primarily driven by capital expenditures.

Contractual Obligations

At September 30, 2017, payments to be made pursuant to significant contractual obligations are as follows:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Other
Long-term debt (a)	$992,401	$11,078	$54,646	$10,559	$916,118	$—
Interest expense	302,938	61,732	120,915	119,296	995	—
Rental commitments	106,152	27,282	44,912	19,399	14,559	—
Purchase obligations (b)	221,621	209,924	11,123	574	—	—
Capital expenditures	2,406	2,406	—	—	—	—
Supplemental & post-retirement benefits (c)	30,790	4,057	7,768	6,930	12,035	—
Uncertain tax positions (d)	1,486	—	—	—	—	1,486
Total obligations	$1,657,794	$316,479	$239,364	$156,758	$943,707	$1,486
______________

(a)	Included in long-term debt are capital leases of: $1,787 (less than 1 year), $3,636 (1-3 years), $1,984 (3-5 years) and $0 (more than 5 years).

(b)
Purchase obligations are generally for the purchase of goods and services in the ordinary course of business. Griffon uses blanket purchase orders to communicate expected requirements to certain vendors. Purchase obligations reflect those purchase orders where the commitment is considered to be firm. Purchase obligations that extend beyond 2017 are principally related to long-term contracts received from customers of Telephonics.

(c)	Griffon funds required payouts under its non-qualified supplemental defined benefit plan from its general assets and the expected payments are included in each period, as applicable.

(d)
Due to the uncertainty of the potential settlement of future uncertain tax positions, management is unable to estimate the timing of related payments, if any, that will be made subsequent to 2017. These amounts do not include any potential indirect benefits resulting from deductions or credits for payments made to other jurisdictions.

Off-Balance Sheet Arrangements

Except for operating leases and purchase obligations as disclosed herein, Griffon is not a party to any off-balance sheet arrangements.

Off-Set Agreements

Telephonics may enter into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for its products and services from customers in foreign countries. These agreements promote investment in the country, and may be satisfied through activities that do not require Griffon to use its cash, including transferring technology, providing manufacturing and other consulting support. These agreements may also be satisfied through the use of cash for such activities as purchasing supplies from in-country vendors, setting up support centers, research and development investments, acquisitions, and building or leasing facilities for in-country operations, if applicable. The amount of the offset requirement is determined by contract value awarded and negotiated percentages with customers. At September 30, 2017, Telephonics had outstanding offset agreements approximating $56,000, primarily related to its Radar Systems division, some of which extend through 2029. Offset programs usually extend over several years and in some cases provide for penalties in the event Telephonics fails to perform in accordance with contract requirements. Historically, Telephonics has not been required to pay any such penalties and as of September 30, 2017, no such penalties are estimable or probable.

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

Telephonics earns a substantial portion of its revenue as either a prime or subcontractor from contract awards with the U.S. Government, as well as non-U.S. governments and other commercial customers. These formal contracts are typically long-term in nature, usually greater than one year. Revenue and profits from these long-term fixed price contracts are recognized under the percentage-of-completion method of accounting. Revenue and profits on fixed-price contracts that contain engineering as well as production requirements are recorded based on the ratio of total actual incurred costs to date to the total estimated costs for each contract (cost-to-cost method). Using the cost-to-cost method, revenue is recorded at amounts equal to the ratio of actual cumulative costs incurred divided by total estimated costs at completion, multiplied by the total estimated contract revenue, less the cumulative revenue recognized in prior periods. The profit recorded on a contract using this method is equal to the current estimated total profit margin multiplied by the cumulative revenue recognized, less the amount of cumulative profit previously recorded for the contract in prior periods. As this method relies on the substantial use of estimates, these projections may be revised throughout the life of a contract. Components of this formula and ratio that may be estimated include gross profit margin and total costs at completion. The cost performance and estimates to complete on long-term contracts are reviewed, at a minimum, on a quarterly basis, as well as when information becomes available that would necessitate a review of the current estimate. Adjustments to estimates for a contract's estimated costs at completion and estimated profit or loss often are required as experience is gained, and as more information is obtained, even though the scope of work required under the contract may or may not change, or if contract modifications occur. The impact of such adjustments or changes to estimates is made on a cumulative basis in the period when such information has become known. In 2017, 2016 and 2015, income from operations included net favorable/(unfavorable) catch-up adjustments approximating $600, $(700) and $(400), respectively. Gross profit is affected by a variety of factors, including the mix of products, systems and services, production efficiencies, price competition and general economic conditions.

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

For contracts whose anticipated total costs exceed total expected revenue, an estimated loss is recognized in the period when identifiable. A provision for the entire amount of the estimated loss is recorded on a cumulative basis. The estimated remaining costs to complete loss contracts, as of September 30, 2017 was $9,900 and is recorded as a reduction to gross margin on the Consolidated Statements of Operations and Comprehensive Income (Loss). This loss had an immaterial impact to Griffon's Consolidated Financial Statements.

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

Goodwill, Long-Lived Intangible and Tangible Assets, and Impairment

Griffon has significant intangible and tangible long-lived assets on its balance sheet that includes goodwill and other intangible assets related to acquisitions. Goodwill represents the excess of the cost of net assets acquired in business combinations over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. As required under GAAP, goodwill and indefinite-lived intangibles are reviewed for impairment annually, for Griffon as of September 30, or more frequently whenever events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, using discounted future cash flows for each reporting unit. The testing of goodwill and indefinite-lived intangibles for impairment involves significant use of judgment and assumptions in the determination of a reporting unit’s fair market value. Based upon the results of the annual impairment review, it was determined that the fair value of each reporting unit substantially exceeded the carrying value of the assets, and no impairment existed as of September 30, 2017.

Long-lived amortizable intangible assets, such as customer relationships and software, and tangible assets, primarily Property, plant and equipment, are amortized over their expected useful lives, which involve significant assumptions and estimates. Long-lived intangible and tangible assets are tested for impairment by comparing estimated future undiscounted cash flows to the carrying value of the asset when an impairment indicator, such as change in business, customer loss or obsolete technology, exists. With the sale of PPC, Griffon determined that there was no impairment of PPC's long-lived assets as of September 30, 2017.

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

In August 2014, the FASB issued guidance on management's responsibility in evaluating whether there is substantial doubt about a company's ability to continue as a going concern and related footnote disclosures. Management is required to evaluate, at each reporting period, whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year from the date the financial statements are issued. This guidance was effective prospectively for annual and interim reporting periods beginning in 2017; implementation of this guidance did not have a material effect on the Company’s financial condition or results of operations.

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

Item 8.    Financial Statements and Supplementary Data

The financial statements of Griffon and its subsidiaries and the report thereon of Grant Thornton LLP are included herein:

▪	Report of Independent Registered Public Accounting Firm.

▪	Consolidated Balance Sheets at September 30, 2017 and 2016.

▪	Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended September 30, 2017, 2016 and 2015.

▪	Consolidated Statements of Cash Flows for the years ended September 30, 2017, 2016 and 2015.

▪	Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2017, 2016 and 2015.

▪	Notes to Consolidated Financial Statements.

▪	Schedule II – Valuation and Qualifying Account.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Griffon Corporation

We have audited the accompanying consolidated balance sheets of Griffon Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of September 30, 2017 and 2016, and the related consolidated statements of operations and comprehensive income(loss), shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2017. We also have audited the Company’s internal control over financial reporting as of September 30, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). The Company’s management is responsible for these financial statements, financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements, financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Griffon Corporation and subsidiaries as of September 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. In addition, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

/s/ GRANT THORNTON LLP

New York, New York

November 20, 2017

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	At September 30, 2017	At September 30, 2016
CURRENT ASSETS
Cash and equivalents	$47,681	$72,553
Accounts receivable, net of allowances of $5,966 and $4,692	208,229	184,339
Contract costs and recognized income not yet billed, net of progress payments of $4,407 and $8,001	131,662	126,961
Inventories, net	299,437	261,317
Prepaid and other current assets	40,067	23,429
Assets of discontinued operations held for sale	370,724	112,139
Assets of discontinued operations not held for sale	329	219
Total Current Assets	1,098,129	780,957
PROPERTY, PLANT AND EQUIPMENT, net	232,135	236,905
GOODWILL	319,139	306,163
INTANGIBLE ASSETS, net	205,127	197,949
OTHER ASSETS	16,051	7,569
ASSETS OF DISCONTINUED OPERATIONS HELD FOR SALE	—	250,585
ASSETS OF DISCONTINUED OPERATIONS NOT HELD FOR SALE	2,960	1,968
Total Assets	$1,873,541	$1,782,096
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$11,078	$13,932
Accounts payable	183,951	148,130
Accrued liabilities	83,258	84,059
Liabilities of discontinued operations held for sale	84,450	70,458
Liabilities of discontinued operations not held for sale	8,342	1,684
Total Current Liabilities	371,079	318,263
LONG-TERM DEBT, net	968,080	896,946
OTHER LIABILITIES	132,537	123,163
LIABILITIES OF DISCONTINUED OPERATIONS HELD FOR SALE	—	31,071
LIABILITIES OF DISCONTINUED OPERATIONS NOT HELD FOR SALE	3,037	1,706
Total Liabilities	1,474,733	1,371,149
COMMITMENTS AND CONTINGENCIES - See Note 13
SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.25 per share, authorized 3,000 shares, no shares issued	—	—
Common stock, par value $0.25 per share, authorized 85,000 shares, issued 80,663 shares and 79,966 shares	20,166	19,992
Capital in excess of par value	487,077	529,980
Retained earnings	480,347	475,760
Treasury shares, at cost, 33,557 common shares and 34,797 common shares	(489,225)	(501,866)
Accumulated other comprehensive loss	(60,481)	(81,241)
Deferred compensation	(39,076)	(31,678)
Total Shareholders’ Equity	398,808	410,947
Total Liabilities and Shareholders’ Equity	$1,873,541	$1,782,096

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Years Ended September 30,
	2017	2016	2015
Revenue	$1,524,997	$1,477,035	$1,483,291
Cost of goods and services	1,116,881	1,076,342	1,090,944
Gross profit	408,116	400,693	392,347
Selling, general and administrative expenses	339,089	318,353	325,435
Income from continuing operations	69,027	82,340	66,912
Other income (expense)
Interest expense	(51,513)	(49,943)	(47,776)
Interest income	64	66	261
Other, net	(880)	(250)	(331)
Total other income (expense)	(52,329)	(50,127)	(47,846)
Income before taxes from continuing operations	16,698	32,213	19,066
Provision (benefit) for income taxes	(1,085)	12,432	6,772
Income from continuing operations	$17,783	$19,781	$12,294
Discontinued operations:
Income from operations of discontinued businesses	22,276	20,952	34,570
Provision from income taxes	25,147	10,723	12,575
Income (loss) from discontinued operations	(2,871)	10,229	21,995
Net income	$14,912	$30,010	$34,289

Income from continuing operations	$0.43	$0.48	$0.28
Income from discontinued operations	(0.07)	0.25	0.49
Basic earnings per common share	$0.36	$0.73	$0.77

Weighted-average shares outstanding	41,005	41,074	44,608

Income from continuing operations	$0.41	$0.45	$0.26
Income from discontinued operations	(0.07)	0.23	0.47
Diluted earnings per common share	$0.35	$0.68	$0.73

Weighted-average shares outstanding	43,011	44,109	46,939

Net income	$14,912	$30,010	$34,289

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	10,667	17,284	(56,358)
Pension and other post-retirement plans	9,203	(5,651)	(4,326)
Change in available-for-sale securities	—	—	(870)
Gain (loss) on cash flow hedge	890	(1,686)	430
Total other comprehensive income (loss), net of taxes	20,760	9,947	(61,124)
Comprehensive income (loss), net	$35,672	$39,957	$(26,835)

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended September 30,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES - CONTINUING OPERATIONS:
Net income	$14,912	$30,010	$34,289
Net (income) loss from discontinued operations	2,871	(10,229)	(21,995)
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation and amortization	47,878	46,342	45,834
Stock-based compensation	8,090	10,136	11,110
Provision for losses on accounts receivable	271	351	60
Amortization of deferred financing costs and debt discounts	4,511	7,321	6,982
Deferred income tax	2,341	6,044	3,674
Gain on sale/disposal of assets and investments	(126)	(319)	(338)
Change in assets and liabilities, net of assets and liabilities acquired:
(Increase) decrease in accounts receivable and contract costs and recognized income not yet billed	(19,131)	(35,933)	22,375
(Increase) decrease in inventories	(29,299)	16,103	(41,604)
(Increase) decrease in prepaid and other assets	(4,781)	1,462	(2,019)
Increase (decrease) in accounts payable, accrued liabilities and income taxes payable	17,541	4,829	(27,071)
Other changes, net	4,073	4,001	559
Net cash provided by operating activities - continuing operations	49,151	80,118	31,856
CASH FLOWS FROM INVESTING ACTIVITIES - CONTINUING OPERATIONS:
Acquisition of property, plant and equipment	(34,937)	(59,276)	(46,308)
Acquired business, net of cash acquired	(34,719)	(4,470)	(2,225)
Investment sales (purchases)	(1,824)	715	8,891
Proceeds from sale of property, plant and equipment	143	770	203
Net cash used in investing activities - continuing operations	(71,337)	(62,261)	(39,439)
CASH FLOWS FROM FINANCING ACTIVITIES - CONTINUING OPERATIONS:
Proceeds from issuance of common stock	—	—	371
Dividends paid	(10,325)	(8,798)	(7,654)
Purchase of shares for treasury	(15,841)	(65,307)	(82,343)
Proceeds from long-term debt	233,443	302,362	203,216
Payments of long-term debt	(170,454)	(208,514)	(187,735)
Share premium payment on settled debt	(24,997)	—	—
Financing costs	(1,548)	(4,384)	(888)
Purchase of ESOP shares	(10,908)	—	—
Tax effect from exercise/vesting of equity awards, net	—	—	345
Other, net	(70)	55	347
Net cash provided by (used) in financing activities - continuing operations	(700)	15,414	(74,341)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by operating activities	47,193	24,264	43,362
Net cash used in investing activities	(45,075)	(31,343)	(27,180)

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Net cash provided by (used in) financing activities	(4,268)	(6,526)	29,490
Net cash provided by (used in) discontinued operations	(2,150)	(13,605)	45,672
Effect of exchange rate changes on cash and equivalents	164	886	(4,152)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(24,872)	20,552	(40,404)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	72,553	52,001	92,405
CASH AND EQUIVALENTS AT END OF PERIOD	$47,681	$72,553	$52,001
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$48,137	$43,208	$41,269
Cash paid for taxes	20,998	3,431	16,446

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION	Total
(in thousands)	SHARES	PAR VALUE			SHARES	COST
Balance at 9/30/2014	78,484	$19,621	$506,090	$427,913	25,335	$(354,216)	$(30,064)	$(37,317)	$532,027
Net income	—	—	—	34,289	—	—	—	—	34,289
Dividends	—	—	—	(7,654)	—	—	—	—	(7,654)
Tax effect from exercise/vesting of equity awards, net	—	—	345	—	—	—	—	—	345
Amortization of deferred compensation	—	—	—	—	—	—	—	2,786	2,786
Common stock issued	69	17	354	—	—	—	—	—	371
Common stock acquired	—	—	—	—	5,402	(82,343)	—	—	(82,343)
Equity awards granted, net	527	132	(384)	—	—	—	—	—	(252)
ESOP purchase of common stock	—	—	—						—
ESOP allocation of common stock	—	—	970	—	—	—	—	—	970
Stock-based compensation	—	—	11,110	—	—	—	—	—	11,110
Other comprehensive loss, net of tax	—	—	—	—	—	—	(61,124)	—	(61,124)
Balance at 9/30/2015	79,080	$19,770	$518,485	$454,548	30,737	$(436,559)	$(91,188)	$(34,531)	$430,525
Net income	—	—	—	$30,010	—	—	—	—	30,010
Dividends	—	—	—	(8,798)	—	—	—	—	(8,798)
Amortization of deferred compensation	—	—	—	—	—	—	—	2,853	2,853
Common stock issued	41	10	(10)	—	—	—	—	—	—
Common stock acquired	—	—	—	—	4,060	(65,307)	—	—	(65,307)
Equity awards granted, net	845	212	52	—	—	—	—	—	264
ESOP allocation of common stock	—	—	1,317	—	—	—	—	—	1,317
Stock-based compensation	—	—	10,136	—	—	—	—	—	10,136
Other comprehensive income, net of tax	—	—	—	—	—	—	9,947	—	9,947
Balance at 9/30/2016	79,966	$19,992	$529,980	$475,760	34,797	$(501,866)	$(81,241)	$(31,678)	$410,947
Net income	—	—	—	14,912	—	—	—	—	14,912
Dividends	—	—	—	(10,325)	—	—	—	—	(10,325)
Tax effect from exercise/vesting of equity awards, net	—	—	(97)	—	586	(13,641)	—	—	(13,738)
Amortization of deferred compensation	—	—	—	—	—	—	—	3,510	3,510
Common stock issued	3	—	22	—	—	—	—	—	22
Common stock acquired	—	—	—	—	129	(2,201)	—	—	(2,201)
Equity awards granted, net	694	174	(174)	—	—	—	—	—	—
Premium on settlement of convertible debt	—	—	(73,855)	—	—	—	—	—	(73,855)
Issuance of treasury stock in settlement of convertible debt	—	—	20,375	—	(1,955)	28,483	—	—	48,858
ESOP purchase of common stock	—	—	—	—	—	—	—	(10,908)	(10,908)

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

ESOP allocation of common stock	—	—	2,736	—	—	—	—	—	2,736
Stock-based compensation	—	—	8,090	—	—	—	—	—	8,090
Other comprehensive income, net of tax	—	—	—	—	—	—	20,760	—	20,760
Balance at 9/30/2017	80,663	$20,166	$487,077	$480,347	33,557	$(489,225)	$(60,481)	$(39,076)	$398,808

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

On September 5, 2017, Griffon announced it will explore strategic alternatives for Clopay Plastic Products Company, Inc. ("PPC") and on November 16, 2017, announced it entered into a definitive agreement to sell PPC to Berry Global Group, Inc. (NYSE:BERY) ("Berry") for $475 million in cash. The transaction is subject to regulatory approval and customary closing conditions, and is expected to close in the first quarter of calendar 2018. As a result, Griffon classified the results of operations of the PPC business as discontinued operations in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operations as held for sale in the consolidated balance sheets. All results and information presented exclude PPC unless otherwise noted. PPC is a global leader in the development and production of embossed, laminated and printed specialty plastic films for hygienic, health-care and industrial products and sells to some of the world's largest consumer products companies. See Note 6, Discontinued Operations.

On October 2, 2017, Griffon acquired ClosetMaid LLC ("ClosetMaid"). ClosetMaid, founded in 1965, is a leading North American manufacturer and marketer of closet organization, home storage, and garage storage products, and sells to some of the largest home center retail chains, mass merchandisers, and direct-to-builder professional installers in North America. Due to the acquisition of ClosetMaid occurring subsequent to Griffon's fiscal year end, ClosetMaid's results of operations, assets and liabilities were not included in Griffon's 2017 financial results or 2017 year-end balance sheet. See Note 2, Acquisitions.

Griffon currently conducts its continuing operations through two reportable segments:

•	Home & Building Products (“HBP”) consists of three companies, The AMES Companies, Inc. (“AMES”) and Clopay Building Products (“CBP”):

◦	AMES is the leading U.S. manufacturer and a global provider of long-handled tools and landscaping products for homeowners and professionals.

◦	CBP is a leading manufacturer and marketer of residential and commercial garage doors and sells to professional dealers and some of the largest home center retail chains in North America.

◦
ClosetMaid LLC ("ClosetMaid"), founded in 1965, is a leading North American manufacturer and marketer of closet organization, home storage, and garage storage products, and sells to some of the largest home center retail chains, mass merchandisers, and direct-to-builder professional installers.

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

During the year ended September 30, 2017, Griffon recorded $5,700 of reserves in discontinued operations related to historical environmental remediation efforts and to increase the reserve for homeowner association claims related to the Clopay Services Corporation discontinued operations in 2008.

Clopay Plastic Products Company, Inc. ("PPC")

On September 5, 2017, Griffon announced it will explore strategic alternatives for PPC and on November 16, 2017, announced it entered into a definitive agreement to sell PPC to Berry for $475 million in cash. The transaction is subject to regulatory approval and customary closing conditions, and is expected to close in the first quarter of calendar 2018. As a result, Griffon classified the results of operations of the PPC business as discontinued operations in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operations as held for sale in the consolidated balance sheets. All results and information presented exclude PPC unless otherwise noted. See Note 6, Discontinued Operations to the Notes of the Financial Statements.

At September 30, 2017, Griffon’s assets and liabilities for discontinued operations not held for sale related to its installation business primarily related to insurance claims, income taxes and product liability, warranty and environmental reserves and assets and liabilities for discontinued operations held for sale related to its PPC business.

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Cash and equivalents

Griffon considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash equivalents primarily consist of overnight commercial paper, highly-rated liquid money market funds backed by U.S. Treasury securities and U.S. Agency securities, as well as insured bank deposits. Griffon had cash in non-U.S. bank accounts of approximately $26,500 and $24,000 at September 30, 2017 and 2016, respectively. Substantially all U.S. cash and equivalents are in excess of FDIC insured limits. Griffon regularly evaluates the financial stability of all institutions and funds that hold its cash and equivalents.

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

The fair value of Griffon’s 2022 senior notes approximated $725,000, on September 30, 2017. Fair values were based upon quoted market prices (level 1 inputs).

Insurance contracts with a value of $3,083 at September 30, 2017 are measured and recorded at fair value based upon quoted prices in active markets for similar assets (level 2 inputs) and are included in Other current assets on the consolidated balance sheet.

Items Measured at Fair Value on a Recurring Basis

At September 30, 2017 and 2016, trading securities, measured at fair value based on quoted prices in active markets for similar assets (level 2 inputs), with a fair value of $3,352 ($1,000 cost basis) and $1,314 ($1,000 cost basis) were included in Prepaid and other current assets on the Consolidated Balance Sheets. During the year ended September 30, 2016, the Company settled trading securities with proceeds totaling $715 and recognized a loss of $13 in Other income (expense). During the year ended September 30, 2015, the Company settled all outstanding available-for-sale securities with proceeds totaling $8,891 and recognized a gain of $489 in Other income, and accordingly, a gain of $870, net of tax, on available-for-sale securities was reclassified out of Accumulated other comprehensive income (loss) ("AOCI"). Realized and unrealized gains and losses on trading securities and realized gains and losses on available-for-sale securities are included in Other income in the Consolidated Statements of Operations and Comprehensive Income (Loss).

In the normal course of business, Griffon’s operations are exposed to the effect of changes in foreign currency exchange rates. To manage these risks, Griffon may enter into various derivative contracts such as foreign currency exchange contracts, including forwards and options. During 2017 and 2016, Griffon entered into several such contracts in order to lock into a foreign currency rate for planned settlements of trade and inter-company liabilities payable in USD.

At September 30, 2017 and 2016, Griffon had $14,500 and $25,500 of Australian dollar contracts at a weighted average rate of $1.28 and $1.30, respectively, which qualified for hedge accounting. These hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in Other comprehensive income (loss) and Prepaid

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

and other current assets, or Accrued liabilities, until settlement. Upon settlement, gains and losses were recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Cost of goods and services. AOCI included deferred losses of $175 ($114, net of tax) and deferred gains of $1,545 ($1,004, net of tax) at September 30, 2017 and 2016, respectively. Upon settlement, losses of $(1,458) and $(752) were recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Cost of goods and services ("COGS") during the years ended September 30, 2017 and September 30, 2016, respectively. All contracts expire in 13 to 269 days.

At September 30, 2017 and 2016, Griffon had $4,690 and $4,855, respectively, of Canadian dollar contracts at a weighted average rate of $1.25 and $1.31. These contracts, which protect Canadian operations from currency fluctuations for U.S. dollar based purchases, do not qualify for hedge accounting and fair value losses of $378 and $157 were recorded in Other assets and to Other income for the outstanding contracts, based on similar contract values (level 2 inputs), for the years ended September 30, 2017 and 2016, respectively. Realized gains of $200 and $136, were recorded in Other income during the years ended September 30, 2017 and September 30, 2016, respectively. All contracts expire in 30 to 358 days.

Pension plan assets with a fair value of $150,822 at September 30, 2017, are measured and recorded at fair value based upon quoted prices in active markets for identical assets (level 1 inputs) and quoted market prices for similar assets (level 2 inputs).

Non-U.S. currency translation

Assets and liabilities of non-U.S. subsidiaries, where the functional currency is not the U.S. dollar, have been translated at year-end exchange rates and profit and loss accounts have been translated using weighted average exchange rates. Adjustments resulting from currency translation have been recorded in the equity section of the balance sheet in AOCI as cumulative translation adjustments. Cumulative translation adjustments were gains (losses) of $32,227 and $42,894 at September 30, 2017 and 2016, respectively. Assets and liabilities of an entity that are denominated in currencies other than that entity’s functional currency are remeasured into the functional currency using period end exchange rates, or historical rates where applicable to certain balances. Gains and losses arising on remeasurements are recorded within the Consolidated Statement of Operations and Comprehensive Income (Loss) as a component of Other income (expense).

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

Telephonics earns a substantial portion of its revenue as either a prime or subcontractor from contract awards with the U.S. Government, as well as non-U.S. governments and other commercial customers. These formal contracts are typically long-term in nature, usually greater than one year. Revenue and profits from these long-term fixed price contracts are recognized under the percentage-of-completion method of accounting. Revenue and profits on fixed-price contracts that contain engineering as well as production requirements are recorded based on the ratio of total actual incurred costs to date to the total estimated costs for each contract (cost-to-cost method). Using the cost-to-cost method, revenue is recorded at amounts equal to the ratio of actual cumulative costs incurred divided by total estimated costs at completion, multiplied by the total estimated contract revenue, less the cumulative revenue recognized in prior periods. The profit recorded on a contract using this method is equal to the current estimated total profit margin multiplied by the cumulative revenue recognized, less the amount of cumulative profit previously recorded for the contract in prior periods. As this method relies on the substantial use of estimates, these projections may be revised throughout the life of a contract. Components of this formula and ratio that may be estimated include gross profit margin and total costs at completion. The cost performance and estimates to complete on long-term contracts are reviewed, at a minimum, on a quarterly basis, as well as when information becomes available that would necessitate a review of the current estimate. Adjustments to estimates for a contract’s estimated costs at completion and estimated profit or loss often are required as experience is gained, and as more information is obtained, even though the scope of work required under the contract may or may not change, or if contract

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

modifications occur. The impact of such adjustments or changes to estimates is made on a cumulative basis in the period when such information has become known. In 2017, 2016 and 2015, income from operations included net favorable/(unfavorable) catch-up adjustments approximating $600, $(700) and $(400), respectively. Gross profit is affected by a variety of factors, including the mix of products, systems and services, production efficiencies, price competition and general economic conditions.

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

For contracts in which anticipated total costs exceed the total expected revenue, an estimated loss is recognized in the period when identifiable. A provision for the entire amount of the estimated loss is recorded on a cumulative basis. The estimated remaining costs to complete loss contracts as of September 30, 2017 was $9,900 and is recorded as a reduction to gross margin on the Consolidated Statements of Operations and Comprehensive Income (Loss). This loss had an immaterial impact on Griffon's Consolidated Financial Statements.

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

Accounts receivable, allowance for doubtful accounts and concentrations of credit risk

Accounts receivable is composed principally of trade accounts receivable that arise from the sale of goods or services on account, and is stated at historical cost. A substantial portion of Griffon’s trade receivables are from customers of HBP, of which the largest customer is Home Depot, whose financial condition is dependent on the construction and related retail sectors of the economy. As a percentage of consolidated accounts receivable, U.S. Government related programs were 16% and Home Depot was 19%. Griffon performs continuing evaluations of the financial condition of its customers, and although Griffon generally does not require collateral, letters of credit may be required from customers in certain circumstances.

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

Customer program reserves and cash discounts are netted against accounts receivable when it is customer practice to reduce invoices for these amounts. The amounts netted against accounts receivable in 2017 and 2016 were $11,249 and $8,509, respectively.

All accounts receivable amounts are expected to be collected in less than one year.

The Company does not currently have customers or contracts that prescribe specific retainage provisions.

Contract costs and recognized income not yet billed

Contract costs and recognized income not yet billed consists of amounts accounted for under the percentage of completion method of accounting, recoverable costs and accrued profit that cannot yet be invoiced under the terms of certain long-term contracts. Amounts will be invoiced when applicable contract terms, such as the achievement of specified milestones or product delivery, are met. At September 30, 2017 and 2016, approximately $20,100 and $12,000, respectively, of contract costs and recognized income not yet billed were expected to be collected after one year. As of September 30, 2017 and 2016, the unbilled receivable balance included $2,850 and $2,600, respectively, of reserves for contract risk.

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

Property, plant and equipment

Property, plant and equipment includes the historical cost of land, buildings, equipment and significant improvements to existing plant and equipment or, in the case of acquisitions, a fair market value appraisal of such assets completed at the time of acquisition. Expenditures for maintenance, repairs and minor renewals are expensed as incurred. When property or equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and the gain or loss is recognized. No event or indicator of impairment occurred during the three years ended September 30, 2017, which would require additional impairment testing of property, plant and equipment.

Depreciation expense, which includes amortization of assets under capital leases, was $41,220, $39,734 and $39,120 for the years ended September 30, 2017, 2016 and 2015, respectively, and was calculated on a straight-line basis over the estimated useful lives of the assets. Depreciation included in SG&A expenses was $12,995, $11,721 and $11,769 for the years ended September 30, 2017, 2016 and 2015. The remaining components of depreciation, attributable to manufacturing operations, are included in Cost of goods and services. Estimated useful lives for property, plant and equipment are as follows: buildings and building improvements, 25 to 40 years; machinery and equipment, 2 to 15 years and leasehold improvements, over the term of the lease or life of the improvement, whichever is shorter.

Capitalized interest costs included in Property, plant and equipment were $4,807, $3,844 and $4,165 for the years ended September 30, 2017, 2016 and 2015, respectively. The original cost of fully-depreciated property, plant and equipment remaining in use at September 30, 2017 was approximately $286,056.

Goodwill and indefinite-lived intangibles

Goodwill is the excess of the acquisition cost of a business over the fair value of the identifiable net assets acquired. Goodwill is not amortized, but is subject to an annual impairment test unless during an interim period, impairment indicators such as a significant change in the business climate exist.

Griffon performed its annual impairment testing of goodwill as of September 30, 2017. The performance of the test involves a two-step process. The first step involves comparing the fair value of Griffon’s reporting units with the reporting unit’s carrying amount, including goodwill. Griffon generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the present value of expected future cash flows. This method uses market assumptions specific to Griffon’s reporting units. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, Griffon performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.

Griffon defines its reporting units as its two reportable segments: HBP and Telephonics. Before Griffon classified PPC into discontinued operations, it had considered PPC to be both a reportable segment and reporting unit and tested PPC separately as part of its annual impairment testing of goodwill as of September 30, 2017. At September 30, 2017, HBP consisted of two components, AMES and CBP, which due to their similar economic characteristics, are aggregated into one reporting unit for goodwill testing.

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

There was no impairment related to any goodwill or indefinite-lived intangible at September 30, 2017, 2016 or 2015.

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

There were no indicators of impairment during the three years ending September 30, 2017.

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

Griffon provides for uncertain tax positions and any related interest and penalties based upon Management’s assessment of whether a tax benefit is more likely than not of being sustained upon examination by tax authorities. At September 30, 2017 Griffon believes that it has appropriately accounted for all unrecognized tax benefits. As of September 30, 2017, 2016 and 2015, Griffon has recorded unrecognized tax benefits in the amount of $4,825, $4,709 and $6,613, respectively. Accrued interest and penalties related to income tax matters are recorded in the provision for income taxes.

Research and development costs, shipping and handling costs and advertising costs

Research and development costs not recoverable under contractual arrangements are charged to SG&A expense as incurred and amounted to $17,700, $18,000 and $15,800 in 2017, 2016 and 2015, respectively.

SG&A expenses include shipping and handling costs of $32,500 in 2017, $30,600 in 2016 and $33,100 in 2015 and advertising costs, which are expensed as incurred, of $22,000 in 2017, $23,000 in 2016 and $23,000 in 2015.

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

In August 2014, the FASB issued guidance on management's responsibility in evaluating whether there is substantial doubt about a company's ability to continue as a going concern and related footnote disclosures. Management is required to evaluate, at each reporting period, whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year from the date the financial statements are issued. This guidance was effective prospectively for annual and interim reporting periods beginning in 2017; implementation of this guidance did not have a material effect on the Company’s financial condition or results of operations.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements.

NOTE 2 — ACQUISITIONS

Griffon accounts for acquisitions under the acquisition method, in which assets acquired and liabilities assumed are recorded at fair value as of the date of acquisition using a method substantially similar to the goodwill impairment test methodology (level 3 inputs). The operating results of the acquired companies are included in Griffon’s consolidated financial statements from the date of acquisition; in each instance, Griffon is in the process of finalizing the initial purchase price allocation.

On November 6, 2017, AMES acquired Harper Brush Works (“Harper”), a division of Horizon Global, for approximately $5,000. Harper is a leading U.S. manufacturer of cleaning products for professional, home, and industrial use. The acquisition will broaden AMES’ long-handle tool offering in North America to include brooms, brushes, and other cleaning tools and accessories.

On October 2, 2017, Griffon Corporation completed the acquisition of ClosetMaid, a market leader of home storage and organization products, for approximately $200,000, or $175,000 inclusive of the net present value of tax benefits. ClosetMaid adds to Griffon's Home and Building Products segment, complementing and diversifying Griffon's portfolio of leading consumer brands and products. SG&A expenses included $8,055 of related acquisition costs in 2017.

The accounts of ClosetMaid, after adjustments to reflect fair market values assigned to assets purchased, will be included in the consolidated financial statements from the date of acquisition of October 2, 2017, and as such will be included in Griffon's first quarter 2018 results. The Company has recorded an allocation of the purchase price to the Company’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair market values (level 3 inputs) at the acquisition date. The excess of the purchase price over the fair value of the net tangible and intangible assets was recorded as goodwill and is deductible for tax purposes. Goodwill recognized at the acquisition date represents the other intangible benefits that the Company will derive from the ownership of ClosetMaid, however, such intangible benefits do not meet the criteria for recognition of separately identifiable intangible assets. The calculation of the purchase price allocation, which is pending finalization of tax-related items and completion of the related final valuation, is as follows:

Cash and cash equivalents	$8,833
Accounts receivable, net	31,967
Inventories, net	36,354
Property, plant and equipment, net	44,134
Intangible assets, net	83,773
Goodwill	40,786
Other current and non-current assets	8,929
Total assets acquired	254,776

Accounts payable and accrued liabilities	54,776
Total liabilities assumed	54,776
Total	$200,000

The amounts assigned to goodwill and major intangible asset classifications, all of which are tax deductible, for the ClosetMaid acquisition are as follows:

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

		Average Life (Years)
Goodwill	$40,786	N/A
Indefinite-lived intangibles	53,290	N/A
Definite-lived intangibles	30,483	15
Total goodwill and intangible assets	$124,559

On September 29, 2017, AMES Australia completed the acquisition of Tuscan Landscape Group Pty, Ltd. ("Tuscan Path") for approximately $18,000 (AUD 22,250). Tuscan Path is a leading Australian provider of pots, planters, pavers, decorative stone, and garden decor products. The acquisition of Tuscan Path broadens AMES' outdoor living and lawn and garden business, and will strengthen AMES' industry leading position in Australia. The purchase price was primarily allocated to intangible assets of AUD 3,900 and inventory and accounts receivable of AUD 7,900. SG&A expenses included $311 of related acquisition costs in 2017.

On July 31, 2017, The AMES Companies, Inc. acquired La Hacienda Limited, a leading United Kingdom outdoor living brand of unique heating and garden decor products, for approximately $11,400 (GBP 9,175), including an approximate contingent earn out payment of $790 (GBP 600). The acquisition of La Hacienda broadens AMES' global outdoor living and lawn and garden business and supports AMES' UK expansion strategy. The purchase price allocation was primarily allocated to intangible assets of approximately GBP 3,100. SG&A expenses included $647 of related acquisition costs in 2017.
On December 30, 2016, AMES Australia acquired Home Living ("Hills") for approximately $6,051 (AUD 8,400). Hills, founded in 1946, is a market leader in the supply of clothesline, laundry and garden products. The Hills acquisition adds to AMES' existing broad category of products and enhances its lawn and garden product offerings in Australia. The purchase price was primarily allocated to intangible assets of approximately AUD 6,400.

On February 14, 2016, AMES Australia acquired substantially all of the Intellectual Property (IP) assets of Australia-based Nylex Plastics Pty Ltd. for $1,744 (AUD 2,452). Through this acquisition, AMES and Griffon secured the ownership of the trademark “Nylex” for certain categories of AMES products, principally in the country of Australia.  Previously, the Nylex name was licensed.  The acquisition of the Nylex IP was contemplated as a post-closing activity of the Cyclone acquisition and supports AMES' Australian watering products strategy.  The purchase price was allocated to indefinite lived trademarks and is not deductible for income taxes.

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

NOTE 3 — INVENTORIES

The following table details the components of inventory:

	At September 30, 2017	At September 30, 2016
Raw materials and supplies	$67,990	$59,207
Work in process	78,846	69,164
Finished goods	152,601	132,946
Total	$299,437	$261,317

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT

The following table details the components of property, plant and equipment, net:

	At September 30, 2017	At September 30, 2016
Land, building and building improvements	$71,764	$65,615
Machinery and equipment	462,173	444,250
Leasehold improvements	43,040	37,414
	576,977	547,279
Accumulated depreciation and amortization	(344,842)	(310,374)
Total	$232,135	$236,905

NOTE 5 — GOODWILL AND OTHER INTANGIBLES

The following table provides changes in carrying value of goodwill by segment through the year ended September 30, 2017:

	At September 30, 2015	Foreign currency translation adjustments	September 30, 2016	Goodwill from acquisitions	Foreign currency translation adjustments	September 30, 2017
Home & Building Products	$285,825	$1,793	$287,618	$12,417	$559	$300,594
Telephonics	18,545	—	18,545	—	—	18,545
Total	$304,370	$1,793	$306,163	$12,417	$559	$319,139

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	At September 30, 2017			At September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships & other	$152,025	$43,421	25	$148,288	$36,867
Unpatented technology	6,193	4,719	12.5	6,073	4,061
Total amortizable intangible assets	158,218	48,140		154,361	40,928
Trademarks	95,049	—		84,516	—
Total intangible assets	$253,267	$48,140		$238,877	$40,928

Amortization expense for intangible assets subject to amortization was $6,658, $6,608 and $6,713 for the years ended September 30, 2017, 2016 and 2015, respectively. Amortization expense for each of the next five years and thereafter, based on current intangible balances and classifications, is estimated as follows: 2018 - $6,556; 2019 - $6,513; 2020 - $6,027; 2021 - $6,027 and 2022 - $6,027; thereafter - $78,928.

No event or indicator or impairment occurred during the current year, which would require impairment testing of long-lived intangible assets including goodwill.

NOTE 6 — DISCONTINUED OPERATIONS

PPC

On September 5, 2017, Griffon announced it will explore strategic alternatives for PPC and on November 16, 2017, announced it entered into a definitive agreement to sell PPC to Berry for $475 million in cash. The transaction is subject to regulatory approval and customary closing conditions, and is expected to close in the first quarter of calendar 2018. As a result, Griffon classified the results of operations of the PPC business as discontinued operations in the Consolidated Statements of Operations for all periods

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

presented and classified the related assets and liabilities associated with the discontinued operations as held for sale in the consolidated balance sheets. All results and information presented exclude PPC unless otherwise noted. PPC is a global leader in the development and production of embossed, laminated and printed specialty plastic films for hygienic, health-care and industrial products and sells to some of the world's largest consumer products companies.

The following amounts related to the PPC segment have been segregated from Griffon's continuing operations and are reported as discontinued operations:

	For the Year Ended September 30,
	2017	2016	2015
Revenue	$460,914	$480,126	$532,741
Cost of goods and services	389,416	407,385	449,310
Gross profit	71,498	72,741	83,431
Selling, general and administrative expenses	43,518	45,673	49,324
Restructuring charges	—	5,900	—
Total operating expenses	43,518	51,573	49,324
Income from discontinued operations	27,980	21,168	34,107
Other income (expense)
Interest expense, net	63	1,234	358
Other, net	(59)	(1,018)	(821)
Total other income (expense)	4	216	(463)
Income from operations of discontinued operations	27,976	20,952	34,570

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

A summary of the restructuring and other related charges included in the line item “Restructuring and other related charges” in the Consolidated Statements of Operations recognized for 2016 was as follows:

	Workforce Reduction	Facilities & Exit Costs	Other Related Costs	Non-cash Facility and Other	Total
Amounts incurred in the year ended:
September 30, 2016	3,337	659	1,073	831	5,900

In 2017 and 2015, no restructuring and other related charges were incurred.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

The activity in the restructuring accrual recorded in Accrued liabilities consisted of the following:

	Workforce Reduction	Facilities & Exit Costs	Other Related Costs	Total
Accrued liability at September 30, 2015	$163	$—	$—	$163
Charges	3,337	659	1,073	5,069
Payments	(1,331)	(659)	(69)	(2,059)
Accrued liability at September 30, 2016	$2,169	$—	$1,004	$3,173
Payments	(1,761)	—	(856)	(2,617)
Accrued liability at September 30, 2017	$408	$—	$148	$556

The following amounts related to the PPC segment have been segregated from Griffon's continuing operations and are reported as assets and liabilities of discontinued operations in the consolidated balance sheets:

	At September 30, 2017	At September 30, 2016
ASSETS
Accounts receivable, net	$51,768	$49,412
Inventories, net	45,742	47,551
Prepaid and other current assets	11,000	15,176
PROPERTY, PLANT AND EQUIPMENT, net	185,940	168,500
GOODWILL	57,087	55,022
INTANGIBLE ASSETS, net	12,298	12,650
OTHER ASSETS	6,889	14,413
Total Assets Held for Sale	$370,724	362,724
LIABILITIES
Notes payable and current portion of long-term debt	$11,163	$8,712
Accounts payable	36,619	42,211
Accrued liabilities	14,553	19,535
LONG-TERM DEBT, net	10,549	16,968
OTHER LIABILITIES	11,566	14,103
Total Liabilities Held for Sale	$84,450	$101,529

In September 2015, Griffon entered into mortgage loans in the amount of $32,280, secured by four properties occupied by Griffon's subsidiaries. Two of the four properties belong to PPC. The loan matures in September 2025, are collateralized by the specific properties financed and are guaranteed by Griffon. The loans bear interest at a rate of LIBOR plus 1.50%. At September 30, 2017, the loan related to the two PPC properties had an outstanding balance of $11,601, net of issuance costs.

In September 2015, Clopay Europe GmbH (“Clopay Europe”) entered into a EUR 5,000 ($5,884 as of September 30, 2017) revolving credit facility and a EUR 15,000 term loan. The term loan is payable in twelve quarterly installments of EUR 1,250, bears interest at a fixed rate of 2.5% and matures in September 2018. The revolving facility matures in September 2018, but is renewable upon mutual agreement with the bank. The revolving credit facility accrues interest at EURIBOR plus 2.55% per annum (2.55% at September 30, 2017). The revolver and the term loan are both secured by substantially all of the assets of Clopay Europe and its subsidiaries. Griffon guarantees the revolving facility and term loan. The term loan had an outstanding balance of EUR 5,000 ($5,884 at September 30, 2017) and the revolver had outstanding borrowings of EUR 2,500 ($2,942) at September 30, 2017. Clopay Europe is required to maintain a certain minimum equity to assets ratio and is subject to a maximum debt leverage ratio (defined as the ratio of total debt to EBITDA). Clopay Europe is in compliance with these covenants.

Clopay do Brasil maintains a line of credit of approximately R$7,000 ($2,210 as of September 30, 2017). Interest on borrowings accrues at various fixed rates (approximately 14.26% at September 30, 2017). As of September 30, 2017, there was approximately R$4,317 ($1,363 as of September 30, 2017) borrowed under the line. PPC guarantees the line.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Installation Services and Other Discontinued Activities

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

Installation Services operating results have been reported as discontinued operations in the Consolidated Statements of Operations and Comprehensive Income (Loss) for all periods presented; Installation Services is excluded from segment reporting. There was no reported revenue in 2017, 2016 and 2015.

During the year ended September 30, 2017, Griffon recorded $5,700 of reserves in discontinued operations related to historical environmental remediation efforts and to increase the reserve for homeowner association claims (HOA) related to the Clopay Services Corporation discontinued operations in 2008.

At September 30, 2017, Griffon’s assets and liabilities for discontinued operations primarily related to insurance claims, income taxes and product liability, warranty and environmental reserves. The following amounts related primarily to the installation services segment and other discontinued activities have been segregated from Griffon’s continuing operations and are reported as assets and liabilities of discontinued operations in the consolidated balance sheets:

	At September 30, 2017	At September 30, 2016
Assets of discontinued operations:
Prepaid and other current assets	$329	$219
Other long-term assets	2,960	1,968
Total assets of discontinued operations	$3,289	$2,187

Liabilities of discontinued operations:
Accrued liabilities, current	$8,342	$1,684
Other long-term liabilities	3,037	1,706
Total liabilities of discontinued operations	$11,379	$3,390

NOTE 7 — ACCRUED LIABILITIES

The following table details the components of accrued liabilities:

	At September 30, 2017	At September 30, 2016
Compensation	$37,692	$38,551
Interest	3,671	4,011
Warranties and rebates	6,236	6,322
Insurance	12,216	13,131
Rent, utilities and freight	2,149	1,525
Income and other taxes	6,291	10,687
Marketing and advertising	1,859	1,961
Other	13,144	7,871
Total	$83,258	$84,059
NOTE 8 – WARRANTY LIABILITY

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

Changes in Griffon’s warranty liability, included in Accrued liabilities, were as follows:

	Years Ended September 30,
	2017	2016
Balance, beginning of period	$6,322	$6,040
Warranties issued and changes in estimated pre-existing warranties	6,393	6,501
Actual warranty costs incurred	(6,479)	(6,219)
Balance, end of period	$6,236	$6,322

NOTE 9 — NOTES PAYABLE, CAPITALIZED LEASES AND LONG-TERM DEBT

The present value of the net minimum payments on capitalized leases as of September 30, 2017 was follows:

At September 30, 2017
Total minimum lease payments	$8,213
Less amount representing interest payments	(806)
Present value of net minimum lease payments	7,407
Current portion	(1,787)
Capitalized lease obligation, less current portion	$5,620

Minimum payments under capital leases for the next five years are as follows: $2,120 in 2018, $1,967 in 2019, $2,073 in 2020, $1,761 in 2021, $291 in 2022 and $1 thereafter.

Included in the consolidated balance sheet at September 30, 2017 under Property, plant and equipment, are costs and accumulated depreciation subject to capitalized leases of $19,238 and $11,831, respectively, and included in Other assets are deferred interest charges of $105. Included in the consolidated balance sheet at September 30, 2016, under Property, plant and equipment are costs and accumulated depreciation subject to capitalized leases of $18,039 and $10,148, respectively, and included in Other assets are deferred interest charges of $131. Amortization expense was $1,683, $1,628, and $1,765 in 2017, 2016 and 2015, respectively.

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Debt at September 30, 2017 and 2016 consisted of the following:

		At September 30, 2017
		Outstanding Balance	Original Issuer Discount	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate
Senior note due 2022	(a)	$725,000	(1,177)	$(9,220)	$714,603	5.25%
Revolver due 2020	(b)	144,216	—	(1,951)	142,265	n/a
Real estate mortgages	(d)	23,642	—	(320)	23,322	n/a
ESOP Loans	(e)	42,675	—	(310)	42,365	n/a
Capital lease - real estate	(f)	5,312	—	(105)	5,207	5.00%
Non U.S. lines of credit	(g)	9,402		(31)	9,371	n/a
Non U.S. term loans	(g)	35,943	—	(108)	35,835	n/a
Other long term debt	(h)	6,211	—	(21)	6,190	n/a
Totals		992,401	(1,177)	(12,066)	979,158
less: Current portion		(11,078)	—	—	(11,078)
Long-term debt		$981,323	$(1,177)	$(12,066)	$968,080

		At September 30, 2016
		Outstanding Balance	Original Issuer Discount	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate
Senior notes due 2022	(a)	$725,000	$(1,447)	$(9,799)	$713,754	5.25%
Revolver due 2020	(b)	—	—	(2,425)	(2,425)	n/a
Convert. debt due 2017	(c)	100,000	(1,248)	(148)	98,604	4.00%
Real estate mortgages	(d)	25,280	—	(418)	24,862	n/a
ESOP Loans	(e)	34,387	—	(237)	34,150	n/a
Capital lease - real estate	(f)	6,447	—	(131)	6,316	5.00%
Non U.S. lines of credit	(g)	9,260		(1)	9,259	n/a
Non U.S. term loans	(g)	22,446	—	(97)	22,349	n/a
Other long term debt	(h)	4,029	—	(20)	4,009
Totals		926,849	(2,695)	(13,276)	910,878
less: Current portion		(13,932)	—	—	(13,932)
Long-term debt		$912,917	$(2,695)	$(13,276)	$896,946

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Interest expense consists of the following for the years ended September 30, 2017, 2016 and 2015.

		Year Ended September 30, 2017
		Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense
Senior notes due 2022	(a)	5.55%	38,063	270	1,857	40,190
Revolver due 2018	(b)	n/a	4,951	—	567	5,518
Convert. debt due 2017	(c)	8.9%	1,167	1,248	148	2,563
Real estate mortgages	(d)	2.6%	582	—	58	640
ESOP Loans	(e)	4.2%	1,557	—	133	1,690
Capital lease - real estate	(f)	5.5%	296	—	25	321
Non U.S. lines of credit	(g)	n/a	76	—	128	204
Non U.S. term loans	(g)	n/a	860	—	67	927
Other long term debt	(h)	n/a	245		10	255
Capitalized interest			(795)			(795)
Totals			$47,002	$1,518	$2,993	$51,513

		Year Ended September 30, 2016
		Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense
Senior notes due 2022	(a)	5.48%	33,906	103	1,481	35,490
Revolver due 2018	(b)	n/a	2,564	—	512	3,076
Convert. debt due 2017	(c)	9.0%	4,000	4,346	443	8,789
Real estate mortgages	(d)	2.2%	439	—	62	501
ESOP Loans	(e)	3.1%	1,090	—	236	1,326
Capital lease - real estate	(f)	5.5%	353	—	25	378
Non U.S. lines of credit	(g)	n/a	553	—	91	644
Non U.S. term loan	(g)	n/a	659	—	13	672
Other long term debt	(h)		260		9	269
Capitalized interest			(1,202)			(1,202)
Totals			42,622	4,449	2,872	49,943

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

		Year Ended September 30, 2015
		Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense
Senior notes due 2018	(a)	n/a				$—
Senior notes due 2022	(a)	5.46%	31,500		1,289	32,789
Revolver due 2018	(b)	n/a	2,301	—	520	2,821
Convert. debt due 2017	(c)	9.1%	4,000	3,989	444	8,433
Real estate mortgages	(d)	3.8%	468	—	576	1,044
ESOP Loans	(e)	2.9%	1,025	—	69	1,094
Capital lease - real estate	(f)	5.3%	405	—	25	430
Non U.S. lines of credit	(g)	n/a	95	—	—	95
Non U.S. term loan	(g)	n/a	1,335	—	57	1,392
Other long term debt	(h)		135	—	13	148
Capitalized interest			(470)	—	—	(470)
Totals			$40,794	$3,989	$2,993	$47,776

Minimum payments under debt agreements for the next five years are as follows: $11,078 in 2018, $48,381 in 2019, $6,265 in 2020, $5,990 in 2021, $4,569 in 2022 and $916,118 thereafter.

(a)
On May 18, 2016, in an unregistered offering through a private placement under Rule 144A, Griffon completed the add-on offering of $125,000 principal amount of its 5.25% senior notes due 2022, at 98.76% of par, to Griffon's previous issuance of $600,000 5.25% senior notes due in 2022, at par, which was completed on February 27, 2014 (collectively the “Senior Notes”). As of September 30, 2017, outstanding Senior Notes due totaled $725,000; interest is payable semi-annually on March 1 and September 1. The net proceeds of the add-on offering were used to pay down outstanding borrowings under Griffon's Revolving Credit Facility (the "Credit Agreement").

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

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On July 20, 2016 and June 18, 2014, Griffon exchanged all of the $125,000 and $600,000 Senior Notes, respectively, for substantially identical Senior Notes registered under the Securities Act of 1933 via an exchange offer. The fair value of the Senior Notes approximated $737,688 on September 30, 2017 based upon quoted market prices (level 1 inputs). In connection with the issuance and exchange of the $125,000 senior notes, Griffon capitalized $3,016 of underwriting fees and other expenses in the quarter, which will amortize over the term of such notes; Griffon capitalized $10,313 in connection with the previously issued $600,000 senior notes.

On October 2, 2017, Griffon completed an add-on offering of $275,000 aggregate principal amount of 5.25% senior notes due 2022 in an unregistered offering through a private placement. The $275,000 senior notes were issued under the same indenture pursuant to which Griffon previously issued $725,000 in aggregate principal amount of its 5.25% Senior Notes due 2022. As of October 2, 2017, outstanding Senior Notes due totaled $1,000,000; interest is payable semi-annually on March 1 and September 1. The net proceeds of the add-on offering were used to acquire ClosetMaid, with the remaining proceeds used to pay down outstanding borrowings under Griffon's Credit Agreement.

(b)
On March 22, 2016, Griffon amended its Credit Agreement to increase the credit facility from$250,000 to $350,000, extend its maturity from March 13, 2020 to March 22, 2021, and modify certain other provisions of the facility. The facility includes a letter sub-facility with a limit of $50,000 and a multi-currency sub-facility of $50,000. The Credit Agreement provides for

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

same day borrowings of base rate loans. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility or the occurrence or event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, in each case without a floor, plus an applicable margin, which adjusts based on financial performance. Current margins are 1.25% for base rate loans and 2.25% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries (except that a lien on the assets of Griffon’s material domestic subsidiaries securing a limited amount of the debt under the credit agreement relating to Griffon's Employee Stock Ownership Plan ("ESOP") ranks pari passu with the lien granted on such assets under the Credit Agreement; see footnote (d) below). On October 2, 2017, Griffon further amended the Credit Agreement to modify the maximum total leverage covenant for the quarters ending December 31, 2017, through March 31, 2019, to provide additional financial and operating flexibility. At September 30, 2017, there were $144,216 outstanding borrowings and standby letters of credit were $13,890 under the Credit Agreement; $191,894 was available, subject to certain loan covenants, for borrowing at that date.

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

(d)
In September 2015 and March 2016, Griffon entered into mortgage loans in the amount of $32,280 and $8,000, respectively. The mortgage loans are secured by four properties occupied by Griffon's subsidiaries. The loans mature in September 2025, and April 2018, respectively, are collateralized by the specific properties financed and are guaranteed by Griffon. The loans bear interest at a rate of LIBOR plus 1.50%. At September 30, 2017, mortgage loans outstanding relating to continuing operations was $23,322, net of issuance costs.

(e)
In August 2016, Griffon’s ESOP entered into an agreement that refinanced the existing ESOP loan into a new Term Loan in the amount of $35,092 (the "Agreement"). The Agreement also provided for a Line Note with $10,908 available to purchase shares of Griffon common stock in the open market. During 2017, Griffon's ESOP purchased 621,875 shares of common stock for a total of $10,908 or $17.54 per share, under a borrowing line that has now been fully utilized. On June 30, 2017, the Term Loan and Line Note were combined into a single Term Loan. The Term Loan bears interest at LIBOR plus 2.50%. The Term Loan requires quarterly principal payments of $569 with a balloon payment due at maturity on March 22, 2020. As of September 30, 2017, $42,365, net of issuance costs, was outstanding under the Term Loan. The Term Loan is secured by shares purchased with the proceeds of the loan and with a lien on a specific amount of Griffon assets (which lien ranks pari passu with the lien granted on such assets under the Credit Agreement) and is guaranteed by Griffon.

(f)
In October 2006, CBP entered into a capital lease totaling $14,290 for real estate in Troy, Ohio. The lease matures in 2022, bears interest at a fixed rate of 5.0%, is secured by a mortgage on the real estate and is guaranteed by Griffon. As of September 30, 2016, $5,207 was outstanding, net of issuance costs.

(g)
In November 2012, Garant G.P. (“Garant”) entered into a CAD 15,000 ($12,033 as of September 30, 2017) revolving credit facility. The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (2.63% LIBOR USD and 2.65% Bankers Acceptance Rate CDN as of September 30, 2017). The revolving facility matures in October 2019. Garant is required to maintain a certain minimum equity. As of September 30, 2017, there were no borrowings under the revolving credit facility with CAD 15,000 ($12,033 as of September 30, 2017) available for borrowing.

In July 2016, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries ("Griffon Australia") entered into an AUD 30,000 term loan and an AUD 10,000 revolver. The term loan refinanced two existing term loans and the revolver replaced two existing lines. In December 2016, the amount available under the revolver was increased from AUD 10,000 to AUD 20,000 and, in March 2017 the term loan commitment was increased by AUD 5,000 to AUD 33,500. In September 2017, the term loan commitment was increased by AUD 15,000 to AUD 46,750. The term loan requires quarterly principal payments

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

of AUD 1,250 plus interest with a balloon payment of AUD 37,125 due upon maturity in June 2019, and accrues interest at Bank Bill Swap Bid Rate “BBSY” plus 2.00% per annum (3.76% at September 30, 2017). As of September 30, 2017, the term had an outstanding balance of AUD 45,875 ($35,943 as of September 30, 2017). The revolving facility matures in November 2018, but is renewable upon mutual agreement with the bank, and accrues interest at BBSY plus 2.0% per annum (3.65% at September 30, 2017). At September 30, 2017, the revolver had an outstanding balance of AUD 12,000 ($9,402 at September 30, 2017). The revolver and the term loan are both secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon guarantees the term loan. Griffon Australia is required to maintain a certain minimum equity level and is subject to a maximum leverage ratio and a minimum fixed charges cover ratio.
(h) Other long-term debt primarily consists of a loan with the Pennsylvania Industrial Development Authority and capital leases.
At September 30, 2017, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements.

NOTE 10 – EMPLOYEE BENEFIT PLANS

Griffon offers defined contribution plans to most of its U.S. employees. In addition to employee contributions to the plans, Griffon makes contributions based upon various percentages of compensation and/or employee contributions, which were $8,714 in 2017, $8,301 in 2016 and $7,988 in 2015.

The Company also provides healthcare and life insurance benefits for certain groups of retirees through several plans. For certain employees, the benefits are at fixed amounts per retiree and are partially contributory by the retiree. The post-retirement benefit obligation was $2,014 and $2,081 as of September 30, 2017 and 2016. The accumulated other comprehensive income (loss) for these plans was $(107) and ($140) as of September 30, 2017 and 2016, respectively, and the 2017 and 2016 benefit expense was $41 and $57, respectively. It is the Company’s practice to fund these benefits as incurred.

Griffon also has qualified and non-qualified defined benefit plans covering certain employees with benefits based on years of service and employee compensation. Over time, these amounts will be recognized as part of net periodic pension costs in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Griffon is responsible for overseeing the management of the investments of the qualified defined benefit plan and uses the services of an investment manager to manage these assets based on agreed upon risk profiles. The primary objective of the qualified defined benefit plan is to secure participant retirement benefits. As such, the key objective in this plan’s financial management is to promote stability and, to the extent appropriate, growth in the funded status. Financial objectives are established in conjunction with a review of current and projected plan financial requirements. The fair values of a majority of the plan assets were determined by the plans’ trustee using quoted market prices for identical instruments (level 1 inputs) as of September 30, 2017 and 2016. The fair value of various other investments was determined by the plan’s trustee using direct observable market corroborated inputs, including quoted market prices for similar assets (level 2 inputs). There were no pension assets measured using level 3 inputs.

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

Net periodic costs (benefits) were as follows:

	Defined Benefits for the Years Ended September 30,			Supplemental Benefits for the Years Ended September 30,
	2017	2016	2015	2017	2016	2015
Net periodic (benefits) costs:
Interest cost	$4,892	$5,465	$7,526	$715	$1,243	$1,302
Expected return on plan assets	(10,943)	(10,934)	(11,728)	—	—	—
Amortization of:
Prior service costs	1	1	1	15	19	16
Actuarial loss	1,980	1,131	1,008	1,347	1,224	1,157
Total net periodic (benefits) costs	$(4,070)	$(4,337)	$(3,193)	$2,077	$2,486	$2,475

The tax benefits in 2017, 2016 and 2015 for the amortization of pension costs in Other comprehensive income (loss) were $1,170, $831 and $764, respectively.

The estimated net actuarial loss and prior service cost that will be amortized from AOCI into Net periodic pension cost during 2018 is $2,132 and $21, respectively.

The weighted-average assumptions used in determining the net periodic (benefits) costs were as follows:

	Defined Benefits for the Years Ended September 30,			Supplemental Benefits for the Years Ended September 30,
	2017	2016	2015	2017	2016	2015
Discount rate	3.64%	3.42%	3.98%	3.18%	2.86%	3.50%
Expected return on assets	7.25%	7.50%	8.00%	—%	—%	—%

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Plan assets and benefit obligation of the defined and supplemental benefit plans were as follows:

	Defined Benefits at September 30,		Supplemental Benefits at September 30,
	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$189,156	$184,846	$35,774	$37,305
Interest cost	4,892	5,465	715	1,243
Benefits paid	(10,393)	(10,460)	(4,057)	(4,060)
Actuarial (gain) loss	(9,318)	9,305	195	1,286
Benefit obligation at end of fiscal year	174,337	189,156	32,627	35,774
Change in plan assets:
Fair value of plan assets at beginning of fiscal year	144,316	144,625	—	—
Actual return on plan assets	13,152	10,151	—	—
Company contributions	3,747	—	4,057	4,060
Benefits paid	(10,393)	(10,460)	(4,057)	(4,060)
Fair value of plan assets at end of fiscal year	150,822	144,316	—	—
Projected benefit obligation in excess of plan assets	$(23,515)	$(44,840)	$(32,627)	$(35,774)
Amounts recognized in the statement of financial position consist of:
Accrued liabilities	$—	$—	$(3,984)	$(4,030)
Other liabilities (long-term)	(23,515)	(44,840)	(28,646)	(31,744)
Total Liabilities	(23,515)	(44,840)	(32,630)	(35,774)
Net actuarial losses	24,608	38,115	20,045	21,195
Prior service cost	—	1	42	56
Deferred taxes	(9,069)	(13,341)	(7,486)	(7,438)
Total Accumulated other comprehensive loss, net of tax	15,539	24,775	12,601	13,813
Net amount recognized at September 30,	$(7,976)	$(20,065)	$(20,029)	$(21,961)
Accumulated benefit obligations	$174,337	$189,156	$32,627	$35,774
Information for plans with accumulated benefit obligations in excess of plan assets:
ABO	$174,337	$189,156	$32,627	$35,774
PBO	174,337	189,156	32,627	35,774
Fair value of plan assets	150,822	144,316	—	—

The weighted-average assumptions used in determining the benefit obligations were as follows:

	Defined Benefits at September 30,		Supplemental Benefits at September 30,
	2017	2016	2017	2016
Weighted average discount rate	3.64%	3.42%	3.18%	2.86%

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

The actual and weighted-average asset allocation for qualified benefit plans were as follows:

	At September 30,
	2017	2016	Target
Cash and equivalents	18.0%	18.0%	—%
Equity securities	58.0%	57.7%	63.0%
Fixed income	19.3%	19.3%	37.0%
Other	4.7%	5.0%	—%
Total	100.0%	100.0%	100.0%

Estimated future benefit payments to retirees, which reflect expected future service, are as follows:

For the years ending September 30,	Defined Benefits	Supplemental Benefits
2018	$10,568	$4,057
2019	10,694	3,984
2020	10,836	3,784
2021	10,934	3,574
2022	10,913	3,356
2023 through 2027	53,926	12,035

During 2018, Griffon expects to contribute $4,057 in payments related to Supplemental Benefits that will be funded from the general assets of Griffon. Griffon expects to contribute $2,449 to the Defined Benefit plan in 2018.

The Clopay AMES Plan is covered by the Pension Protection Act of 2006. The Adjusted Funding Target Attainment Percent for the plan as of January 1, 2017 was 95.5%. Since the plan was in excess of the 80% funding threshold there were no plan restrictions. The expected level of 2018 catch up contributions is $0.
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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

The following table presents the fair values of Griffon’s pension and post-retirement plan assets by asset category:

At September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$27,156	$—	$—	$27,156
Short-term investment funds	—	—	—	—
Government agency securities	—	—	—	—
Debt instruments	14,520	—	—	14,520
Equity securities	40,423	—	—	40,423
Commingled funds	—	62,907	—	62,907
Limited partnerships and hedge fund investments	—	5,816	—	5,816
Total	$82,099	$68,723	$—	$150,822

At September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$26,008	$—	$—	$26,008
Debt instruments	14,122	—	—	14,122
Equity securities	44,759	—	—	44,759
Commingled funds	—	53,703	—	53,703
Limited partnerships and hedge fund investments	—	5,724	—	5,724
Total	$84,889	$59,427	$—	$144,316

Griffon has an ESOP that covers substantially all domestic employees. All U.S. employees of Griffon, who are not members of a collective bargaining unit, automatically become eligible to participate in the plan on the October 1st following completion of one year of service. Securities are allocated to participants’ individual accounts based on the proportion of each participant’s aggregate compensation (not to exceed $270 for the plan year ended September 30, 2017), to the total of all participants’ compensation. Shares of the ESOP which have been allocated to employee accounts are charged to expense based on the fair value of the shares transferred and are treated as outstanding in determining earnings per share. Dividends paid on shares held by the ESOP are used to offset debt service on ESOP Loans. Dividends paid on shares held in participant accounts are utilized to allocate shares from the aggregate number of shares to be released, equal in value to those dividends, based on the closing price of Griffon common stock on the dividend payment date. Compensation expense under the ESOP was $5,643 in 2017, $3,689 in 2016 and $3,400 in 2015. The cost of the shares held by the ESOP and not yet allocated to employees is reported as a reduction of Shareholders’ Equity. The fair value of the unallocated ESOP shares as of September 30, 2017 and 2016 based on the closing stock price of Griffon’s stock was $69,394 and $47,366, respectively. The ESOP shares were as follows:

	At September 30,
	2017	2016
Allocated shares	2,676,486	2,596,016
Unallocated shares	3,125,850	2,784,579
	5,802,336	5,380,595

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

NOTE 11 – INCOME TAXES

Income taxes have been based on the following components of Income before taxes from continuing operations:

	For the Years Ended September 30,
	2017	2016	2015
Domestic	$(1,339)	$23,163	$6,184
Non-U.S.	18,037	9,050	12,882
	$16,698	$32,213	$19,066

Provision (benefit) for income taxes on income was comprised of the following from continuing operations:

	For the Years Ended September 30,
	2017	2016	2015
Current	$(3,426)	$6,388	$3,098
Deferred	2,341	6,044	3,674
Total	$(1,085)	$12,432	$6,772
U.S. Federal	$(6,689)	$4,358	$1,643
State and local	3,307	3,287	2,237
Non-U.S.	2,297	4,787	2,892
Total provision	$(1,085)	$12,432	$6,772

Griffon's Income tax provision for the years ended September 30, 2017 and 2016 included a $4,440 and $2,193 benefit, respectively, from the early adoption of the new FASB accounting guidance which now requires excess tax benefits from vesting of equity awards to be recognized within income tax expense. Under this guidance all excess tax benefits (“windfalls”) and deficiencies (“shortfalls”) related to employee stock compensation are recognized within income tax expense. Under prior guidance windfalls were recognized to Additional Paid In Capital and shortfalls were only recognized to the extent they exceed the pool of windfall tax benefits.

Griffon’s Income tax provision included benefits of ($122) in 2017, ($2,172) in 2016, and ($517) in 2015 reflecting the reversal of previously recorded tax liabilities primarily due to the resolution of various tax audits and the closing of certain statutes for prior years’ tax returns.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Differences between the effective income tax rate applied to Income and U.S. Federal income statutory rate from continuing operations were as follows:

	For the Years Ended September 30,
	2017	2016	2015
U.S. Federal income tax provision (benefit) rate	35.0%	35.0%	35.0%
State and local taxes, net of Federal benefit	12.4%	6.6%	13.0%
Non-U.S. taxes - foreign permanent items and taxes	(12.4)%	(1.6)%	(8.0)%
Non-U.S. tax true-up	(11.4)%	—%	—%
Change in domestic manufacturing deduction	(5.8)%	—%	—%
Change in tax contingency reserves	0.7%	(6.3)%	(1.7)%
Repatriation of foreign earnings	—%	—%	2.5%
Change in valuation allowance	(0.6)%	(0.6)%	(12.5)%
Non-deductible/non-taxable items, net	8.3%	2.6%	(2.3)%
Research and U.S. foreign tax credits	(3.6)%	8.8%	(0.9)%
Share based compensation	(26.6)%	(5.7)%	—%
Other	(2.5)%	(0.2)%	10.4%
Effective tax provision (benefit) rate	(6.5)%	38.6%	35.5%

The tax effect of temporary differences that give rise to future deferred tax assets and liabilities are as follows:

	At September 30,
	2017	2016
Deferred tax assets:
Bad debt reserves	$2,509	$2,156
Inventory reserves	7,615	9,158
Deferred compensation (equity compensation and defined benefit plans)	27,430	39,866
Compensation benefits	6,111	5,770
Insurance reserve	2,985	3,285
Restructuring reserve	29	431
Warranty reserve	2,893	2,352
Net operating loss	37,383	31,732
Tax credits	1,866	3,573
Other reserves and accruals	7,658	4,238
	96,479	102,561
Valuation allowance	(17,466)	(12,832)
Total deferred tax assets	79,013	89,729
Deferred tax liabilities:
Deferred income	(1,862)	(3,389)
Goodwill and intangibles	(70,560)	(72,907)
Property, plant and equipment	(51,488)	(46,391)
Interest	—	(496)
Deferred gain on assets held for sale	(16,300)	—
Other	(1,016)	(551)
Total deferred tax liabilities	(141,226)	(123,734)
Net deferred tax liabilities	$(62,213)	$(34,005)

The increase in the valuation allowance of $4,634 is primarily the result of a valuation allowance on accumulated Germany net operating losses resulting from management's assessment of current and future operational performance and related restructuring

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

efforts partially offset by a release related to expired tax credits. The deferred tax gain on assets held for sale results from the book versus tax outside basis difference. The Company has allocated this deferred tax liability and related tax expense to discontinued operations.

The components of the net deferred tax liability, by balance sheet account, were as follows:

	At September 30,
	2017	2016
Other assets	$6	$3
Assets of discontinued operations held for sale	6,745	7,271
Other liabilities	(58,505)	(30,476)
Liabilities of discontinued operations held for sale	(12,584)	(11,449)
Liabilities of discontinued operations not held for sale	2,125	646
Net deferred liability	$(62,213)	$(34,005)

At both September 30, 2017 and 2016, Griffon has a policy election to indefinitely reinvest the undistributed earnings of foreign subsidiaries with operations outside the U.S. Griffon considers the earnings of these foreign subsidiaries to be indefinitely invested outside the U.S. on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs.  The majority of the amounts held outside the U.S. are generally utilized to support non U.S. liquidity needs in order to fund operations and growth of the foreign subsidiaries, and for funding of acquisitions.  Griffon has not recorded deferred income taxes on the undistributed earnings of its non-U.S. subsidiaries because of management’s ability and intent to indefinitely reinvest such earnings outside the U.S. At September 30, 2017, Griffon’s share of the undistributed earnings of the non-U.S. subsidiaries amounted to approximately $49,659. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.  If a determination is made to repatriate some or all of these foreign earnings, the income tax provision would be adjusted in the period of that determination to accrue for the taxes payable on such earnings.

At September 30, 2017 and 2016, Griffon had loss carryforwards for U.S. tax purposes of $1,264 and $0, respectively, and non-U.S. tax purposes of $7,941 and $6,900, respectively. The U.S. losses expire beginning in 2029. The non-U.S. loss carryforwards are available for carryforward indefinitely.

At September 30, 2017 and 2016, Griffon had state and local loss carryforwards of $114,837 and $104,254, respectively, which expire in varying amounts through 2036.

At September 30, 2017 and 2016, Griffon had federal tax credit carryforwards of $1,762 and $3,199, respectively, which expire beginning in 2020.

We believe it is more likely than not that the benefit from certain state net operating losses and federal tax credits will not be realized. In recognition of this risk, we have provided a valuation allowance as of September 30, 2017 and 2016 of $1,343 and $1,752, respectively, on the deferred tax assets relating to these state net operating loss carryforwards and federal credits. If our assumptions change and we determine we will be able to realize these state net operating loss carryforwards or federal credits, the benefits relating to the reversal of the valuation allowance will be recognized as a reduction of income tax expense.

If certain substantial changes in Griffon's ownership occur, there would be an annual limitation on the amount of carryforward(s) that can be utilized.

Griffon files U.S. Federal, state and local tax returns, as well as applicable returns in Canada, Australia, Ireland and other non-U.S. jurisdictions. Griffon’s U.S. Federal income tax returns are no longer subject to income tax examination for years before 2012. Griffon's major U.S. state and other non-U.S. jurisdictions are no longer subject to income tax examinations for years before 2011. Various U.S. state and non-U.S. statutory tax audits are currently underway.

The following is a roll forward of unrecognized tax benefits:

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Balance at September 30, 2015	$6,613
Additions based on tax positions related to the current year	263
Reductions based on tax positions related to prior years	(1,082)
Lapse of Statutes	(1,085)
Balance at September 30, 2016	4,709
Additions based on tax positions related to the current year	177
Additions based on tax positions related to prior years	69
Reductions based on tax positions related to prior years	(8)
Lapse of Statutes	(122)
Balance at Balance at September 30, 2017	$4,825

If recognized, the amount of potential tax benefits that would impact Griffon’s effective tax rate is $1,553. Griffon recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. At September 30, 2017 and 2016, the combined amount of accrued interest and penalties related to tax positions taken or to be taken on Griffon’s tax returns and recorded as part of the reserves for uncertain tax positions was $174 and $166, respectively. Griffon cannot reasonably estimate the extent to which existing liabilities for uncertain tax positions may increase or decrease within the next twelve months as a result of the progression of ongoing tax audits or other events. Griffon believes that it has adequately provided for all open tax years by tax jurisdiction.

NOTE 12 – STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION

During 2017, 2016 and 2015, the Company declared and paid dividends totaling $0.24 per share, $0.20 per share and $0.16 per share, respectively. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends.

On November 15, 2017, the Board of Directors declared a cash dividend of $0.07 per share, payable on December 21, 2017 to shareholders of record as of the close of business on November 29, 2017.

On January 29, 2016, shareholders approved the Griffon Corporation 2016 Equity Incentive Plan ("Incentive Plan") under which awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, restricted stock units, deferred shares and other stock-based awards may be granted. Options granted under the Incentive Plan may be either “incentive stock options” or nonqualified stock options, generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The maximum number of shares of common stock available for award under the Incentive Plan is 2,350,000 (600,000 of which may be issued as incentive stock options), plus (i) any shares reserved for issuance under the 2011 Equity Incentive Plan as of the effective date of the Incentive Plan, and (ii) any shares underlying awards outstanding on such effective date under the 2011 Incentive Plan that are canceled or forfeited. As of September 30, 2017, 1,276,824 shares were available for grant.

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

	For the Years Ended September 30,
	2017	2016	2015
Pre-tax compensation expense	$8,090	$10,136	$11,110
Tax benefit	(2,836)	(3,553)	(4,000)
Total stock-based compensation expense, net of tax	$5,254	$6,583	$7,110

All stock options are vested. A summary of stock option activity for the year ended September 30, 2017 is as follows:

	Options
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregated Intrinsic Value
Outstanding and Exercisable at September 30, 2016	356,000	$19.91
Exercised	(5,000)	14.78
Forfeited/Expired	(1,000)	14.78
Outstanding and Exercisable at September 30, 2017	350,000	20.00	1.0	$770

	Options Outstanding & Exercisable
Range of Exercises Prices	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
$20.00	350,000	20.00	1.0

A summary of restricted stock activity, inclusive of restricted stock units, for the year ended September 30, 2017, is as follows:

	Shares	Weighted Average Grant- Date Fair Value
Unvested at September 30, 2016	2,868,520	$12.10
Granted	869,194	17.87
Vested	(1,259,561)	23.42
Forfeited	(222,357)	15.72
Unvested at September 30, 2017	2,255,796	13.65

The fair value of restricted stock which vested during the year ended September 30, 2017, 2016, and 2015 was $29,508, $23,965 and $5,068, respectively.

Unrecognized compensation expense related to non-vested shares of restricted stock was $16,132 at September 30, 2017 and will be recognized over a weighted average vesting period of 2.5 years.

At September 30, 2017, a total of approximately 3,882,620 shares of Griffon’s authorized Common Stock were reserved for issuance in connection with stock compensation plans.

During the first quarter of 2017, Griffon granted 300,494 shares of restricted stock, subject to certain performance conditions, with vesting periods of three years, with a total fair value of $6,055, or a weighted average fair value of $20.15 per share. During the second quarter of 2017, Griffon granted 528,000 shares of restricted stock to two senior executives with a vesting period of four years and a two year post-vesting holding period, subject to the achievement of certain absolute and relative performance conditions

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

relating to the price of Griffon's common stock. The Monte Carlo Simulation model was chosen to value the two senior executive awards; the total fair value of these restricted shares is approximately $8,500, or a weighted average fair value of $16.10. The grants issued to two senior executive are subject to the achievement of certain absolute and relative performance conditions relating to the price of Griffon’s common stock. So long as the minimum performance condition is attained, the amount of shares that can vest will range from 384,000 to 528,000.  Also, during the second quarter Griffon granted 40,700 shares with a vesting period of three years and a fair value of $618, or a weighted average fair value of $15.18 per share. During the third and fourth quarters of 2017, no shares of restricted stock were granted.

On each of July 30, 2015 and August 3, 2016, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under these share repurchase programs, the Company may purchase shares of its common stock, depending upon market conditions, in open market or privately negotiated transactions, including pursuant to a 10b5-1 plan. Shares repurchased are recorded at cost. During 2017, Griffon purchased 129,000 shares of common stock under the these repurchase programs, for a total of $2,201 or $17.06 per share. From August 2011 and through September 30, 2017, Griffon repurchased 20,429,298 shares of common stock, for a total of $261,621 or $12.81 per share, under Board authorized share repurchase programs (which repurchases included exhausting the remaining availability under a Board authorized repurchase program that was in existence prior to 2011). This included the repurchase of 15,984,854 shares on the open market, as well as the December 10, 2013 repurchase of 4,444,444 shares from GS Direct for $50,000, or $11.25 per share. At September 30, 2017, an aggregate of $49,437 remains under Griffon's Board authorized repurchase authorizations.

In addition to the repurchases under Board authorized programs, during 2017, 586,219 shares, with a market value of $13,640, or $23.27 per share, were withheld to settle employee taxes due upon the vesting of restricted stock.

On December 10, 2013, Griffon repurchased 4,444,444 shares of its common stock for $50,000 from GS Direct, L.L.C. (“GS Direct”), an affiliate of The Goldman Sachs Group, Inc. The repurchase was effected in a private transaction at a per share price of $11.25, an approximate 9.2% discount to the stock’s closing price on November 12, 2013, the day before announcement of the transaction. The transaction was exclusive of the Company´s August 2011, $50,000 authorized share repurchase program. After closing the transaction, GS Direct continued to hold approximately 5.56 million shares (approximately 10% of the shares outstanding at such time) of Griffon’s common stock. Subject to certain exceptions, if GS Direct intends to sell its remaining shares of Griffon common stock at any time prior to December 31, 2018, it will first negotiate in good faith to sell such shares to the Company.

During the year ended September 30, 2017 , Griffon's ESOP purchased 621,875 shares of common stock for a total of $10,908 or $17.54 per share, under a borrowing line that has now been fully utilized.

NOTE 13 – COMMITMENTS AND CONTINGENT LIABILITIES

Operating leases
Griffon rents real property and equipment under operating leases expiring at various dates. Most of the real property leases have escalation clauses related to increases in real property taxes. Rent expense for all operating leases totaled approximately $26,297, $26,180 and $26,273 in 2017, 2016 and 2015, respectively. Aggregate future minimum lease payments for operating leases at September 30, 2017 are $27,282 in 2018, $24,808 in 2019, $20,104 in 2020, $11,692 in 2021, $7,707 in 2022 and $14,559 thereafter.

Purchase Commitments
Purchase obligations are generally for the purchase of goods and services in the ordinary course of business. Griffon uses blanket purchase orders to communicate expected requirements to certain vendors. Purchase obligations reflect those purchase orders where the commitment is considered to be firm. Purchase obligations that extend beyond 2017 are principally related to long-term contracts received from customers of Telephonics. Aggregate future minimum purchase obligations at September 30, 2017 are $209,924 in 2018, $10,943 in 2019, $180 in 2020, $573 in 2021 and $1 in 2022.

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

U.S. Government investigations and claims

Defense contracts and subcontracts, including Griffon’s contracts and subcontracts, are subject to audit and review by various agencies and instrumentalities of the United States government, including among others, the Defense Contract Audit Agency (“DCAA”), the Defense Criminal Investigative Service (“DCIS”), and the Department of Justice ("DOJ") which has responsibility

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

for asserting claims on behalf of the US government. During 2017, Telephonics and the civil department of the US Department of Justice (“DOJ”) settled a claim, pursuant to which Telephonics paid an amount of $4,250, related to certain amounts the DOJ indicated it believed it was owed from Telephonics with respect to certain US government contracts, performed during the 2005 to 2013 time period, in which Telephonics acted as a subcontractor.

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

NOTE 14 – EARNINGS PER SHARE

Basic and diluted EPS for the years ended September 30, 2017, 2016 and 2015 were determined using the following information (in thousands):

	2017	2016	2015
Weighted average shares outstanding - basic	41,005	41,074	44,608
Incremental shares from stock based compensation	1,642	2,326	2,011
Convertible debt due 2017	364	709	320
Weighted average shares outstanding - diluted	43,011	44,109	46,939
Anti-dilutive options excluded from diluted EPS computation	—	6	493

Shares of the ESOP that have been allocated to employee accounts are treated as outstanding in determining earnings per share.

NOTE 15 – RELATED PARTIES

On May 10, 2017, Griffon entered into an engagement letter with Goldman Sachs & Co. LLC  (“Goldman Sachs”) pursuant to which Goldman Sachs agreed to act as Griffon’s financial advisor in connection with the acquisition of ClosetMaid. Griffon subsequently paid a customary financial advisory fee to Goldman Sachs under the terms of this engagement letter following consummation of the acquisition.

On September 5, 2017, Griffon entered into an engagement letter with Goldman Sachs pursuant to which Goldman Sachs agreed to act as Griffon’s financial advisor in connection with the exploration of strategic alternatives for Clopay Plastics. On November 15, 2017, Griffon signed an agreement to sell Clopay Plastics for $475,000 to Berry Global Group, Inc. Under the terms of the engagement letter, upon the closing of the transaction a customary advisory fee will be payable by Griffon to Goldman Sachs.

Goldman Sachs acted as a joint lead manager and as an initial purchaser in connection with Griffon’s add-on offering of $275,000 aggregate principal amount of 5.25% senior notes due 2022 that closed on October 2, 2017, and received a customary fee upon closing of the offering.

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

2018, it will first negotiate in good faith to sell such shares to the Company.

NOTE 16 — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly results of operations for the years ended September 30, 2017 and 2016 were as follows:

Quarter ended	Revenue	Gross Profit	Net Income (loss)	Per Share - Basic	Per Share - Diluted
2017
December 31, 2016	$352,277	$96,745	$12,264	$0.31	$0.29
March 31, 2017	383,807	97,981	5,045	0.12	0.12
June 30, 2017	358,114	98,870	9,553	0.23	0.22
September 30, 2017	430,799	114,520	(11,950)	(0.29)	(0.28)
	$1,524,997	$408,116	$14,912	$0.36	$0.35
2016
December 31, 2015	$370,235	$98,454	$10,788	$0.26	$0.24
March 31, 2016	385,108	95,661	6,095	0.15	0.14
June 30, 2016	347,327	102,267	7,596	0.19	0.18
September 30, 2016	374,365	104,311	5,531	0.14	0.13
	$1,477,035	$400,693	$30,010	$0.73	$0.68

Notes to Quarterly Financial Information (unaudited):

•	Earnings (loss) per share are computed independently for each quarter and year presented; as such the sum of the quarters may not be equal to the full year amounts.

•	Prior year quarterly net income (loss) amounts were restated to reflect the adoption of stock compensation as of October 1, 2015.

•	2017 Net income, and the related per share earnings, included, net of tax, acquisition related costs of $6,145 and contract settlement charges of $3,300.

•	2016 Net income, and the related per share earnings, included, net of tax, restructuring and other related charges of $4,247 for the third quarter.

NOTE 17 — REPORTABLE SEGMENTS

Griffon’s reportable segments from continuing operations are as follows:

•
HBP is a leading manufacturer and marketer of residential and commercial garage doors to professional dealers and to some of the largest home center retail chains in North America, as well as a global provider of long-handled tools and landscaping products for homeowners and professionals and is a leading North American manufacturer and marketer of closet organization, home storage, and garage storage products to home center retail chains, mass merchandisers, and direct-to builder professional installers.

•	Telephonics is recognized globally as a leading provider of highly sophisticated intelligence, surveillance and communications solutions for defense, aerospace and commercial customers.

On September 5, 2017, Griffon announced it will explore strategic alternatives for PPC and on November 15 ,2017, announced it entered into a definitive agreement to sell PPC to Berry for $475 million in cash. The transaction is subject to regulatory approval and customary closing conditions, and is expected to close in the first quarter of calendar 2018. As a result, Griffon classified the results of operations of the PPC business as discontinued operations in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operations as held for sale in the consolidated balance sheets. As a result, Griffon has classified PPC as a discontinued operation and all results and information presented exclude PPC unless otherwise noted. PPC is a global leader in the development and production of embossed, laminated and printed specialty plastic films for hygienic, health-care and industrial products and sells to some of the world's largest consumer products companies. See Note 6, Discontinued Operations to the Notes of the Financial Statements.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

On October 2, 2017, Griffon acquired ClosetMaid. ClosetMaid, founded in 1965, is a leading North American manufacturer and marketer of closet organization, home storage, and garage storage products, and sells to some of the largest home center retail chains, mass merchandisers, and direct-to-builder professional installers in North America. Due to the acquisition of ClosetMaid occurring subsequent to Griffon's fiscal year end, ClosetMaid's results of operations, assets and liabilities were not included in Griffon's 2017 financial results or 2017 year-end balance sheet. ClosetMaid will be include in the HBP segment.

Information on Griffon’s reportable segments from continuing operations is as follows:

	For the Years Ended September 30,
REVENUE	2017	2016	2015
Home & Building Products:
AMES	$545,269	$513,973	$535,881
CBP	568,001	527,370	516,320
Home & Building Products	1,113,270	1,041,343	1,052,201
Telephonics	411,727	$435,692	$431,090
Total consolidated net sales	$1,524,997	$1,477,035	$1,483,291

	For the Years Ended September 30,
INCOME BEFORE TAXES FROM CONTINUING OPERATIONS	2017	2016	2015
Segment operating profit:
Home & Building Products	$89,495	$79,682	$58,883
Telephonics	29,943	42,801	43,006
PPC	25,291	20,313	33,137
Segment operating profit	144,729	142,796	135,026
Less: Operating (profit) from discontinued operations	25,291	20,313	33,137
Segment operating profit from continuing operations	119,438	122,483	101,889
Net interest expense	(51,449)	(49,877)	(47,515)
Unallocated amounts	(42,398)	(40,393)	(35,308)
Acquisition costs	(8,893)	—	—
Income before taxes from continuing operations	$16,698	$32,213	$19,066

Griffon evaluates performance and allocates resources based on each segment's operating results from continuing operations before interest income and expense, income taxes, depreciation and amortization, unallocated amounts (mainly corporate overhead), restructuring charges, loss on debt extinguishment and acquisition related expenses, as well as other items that may affect comparability, as applicable (“Segment adjusted EBITDA”, a non-GAAP measure).

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

The following table provides a reconciliation of Segment adjusted EBITDA to Income before taxes and discontinued operations:

	For the Years Ended September 30,
	2017	2016	2015
Segment adjusted EBITDA:
Home & Building Products	$126,766	$114,949	$94,226
Telephonics	45,931	53,385	53,028
PPC	52,760	50,079	57,103
Segment adjusted EBITDA	225,457	218,413	204,357
Less: EBITDA from discontinued operations	52,760	50,079	57,103
Total Segment adjusted EBITDA from continuing operations	172,697	168,334	147,254
Net interest expense	(51,449)	(49,877)	(47,515)
Segment depreciation and amortization	(47,398)	(45,851)	(45,365)
Unallocated amounts	(42,398)	(40,393)	(35,308)
Acquisition costs	(9,617)	—	—
Contract settlement charges	(5,137)	—	—
Income before taxes from continuing operations	$16,698	$32,213	$19,066

	For the Years Ended September 30,
DEPRECIATION and AMORTIZATION	2017	2016	2015
Segment:
Home & Building Products	$36,547	$35,267	$35,343
Telephonics	10,851	10,584	10,022
Total segment depreciation and amortization	47,398	45,851	45,365
Corporate	480	491	469
Total consolidated depreciation and amortization	$47,878	$46,342	$45,834

CAPITAL EXPENDITURES
Segment:
Home & Building Products	$24,476	$49,351	$38,896
Telephonics	8,204	9,007	6,347
Total segment	32,680	58,358	45,243
Corporate	2,257	918	1,065
Total consolidated capital expenditures	$34,937	$59,276	$46,308

ASSETS	At September 30, 2017	At September 30, 2016	At September 30, 2015
Segment assets:
Home & Building Products	$1,084,103	$1,020,297	$1,034,032
Telephonics	343,445	334,631	302,560
Total segment assets	1,427,548	1,354,928	1,336,592
Corporate	71,980	62,257	36,030
Total continuing assets	1,499,528	1,417,185	1,372,622
Assets of discontinued operations	374,013	364,911	340,191
Consolidated total	$1,873,541	$1,782,096	$1,712,813

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Segment information by geographic region was as follows:

	For the Years Ended September 30,
REVENUE BY GEOGRAPHIC AREA - DESTINATION	2017	2016	2015
United States	$1,164,958	$1,149,448	$1,118,206
Europe	67,048	68,604	80,580
Canada	106,080	102,333	120,862
Australia	124,757	106,780	110,338
All other countries	62,154	49,870	53,305
Consolidated revenue	$1,524,997	$1,477,035	$1,483,291

	For the Years Ended September 30,
LONG-LIVED ASSETS BY GEOGRAPHIC AREA	2017	2016	2015
United States	$358,795	$370,332	$367,248
Canada	36,383	35,984	36,449
Australia	35,917	26,196	22,136
United Kingdom	4,144	—	—
All other countries	2,023	2,342	2,872
Consolidated long-lived assets, net	$437,262	$434,854	$428,705

As a percentage of consolidated revenue from continuing operations, HBP sales to Home Depot approximated 17% in 2017 and 17% in 2016 and 16% in 2015, respectively; and Telephonics aggregate sales to the United States Government and its agencies approximated 18% in 2017, 21% in 2016 and 19% in 2015.

NOTE 18 – OTHER INCOME (EXPENSE)

Other income (expense) included ($723), ($550) and $(516) for the years ended September 30, 2017, 2016 and 2015, respectively, of currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, as well as $53, $316 and $424, respectively, of investment income.

NOTE 19 - OTHER COMPREHENSIVE INCOME (LOSS)
The amounts recognized in other comprehensive income (loss) were as follows:

	Years Ended September 30,
	2017			2016			2015
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$10,667	$—	$10,667	$17,284	$—	$17,284	$(56,358)	$—	$(56,358)
Pension and other defined benefit plans	14,160	(4,957)	9,203	(8,694)	3,043	(5,651)	(6,655)	2,329	(4,326)
Cash flow hedge	1,370	(480)	890	(2,593)	907	(1,686)	662	(232)	430
Available-for-sale securities	—	—	—	—	—	—	(1,370)	500	(870)
Total other comprehensive income (loss)	$26,197	$(5,437)	$20,760	$5,997	$3,950	$9,947	$(63,721)	$2,597	$(61,124)

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

The components of Accumulated other comprehensive income (loss) are as follows:

	At September 30,
	2017	2016
Foreign currency translation adjustments	$(32,227)	$(42,894)
Pension and other defined benefit plans	(28,140)	(37,343)
Cash flow hedge	(114)	(1,004)
	$(60,481)	$(81,241)

Total comprehensive income (loss) were as follows:

	For the Years Ended September 30,
	2017	2016	2015
Net income (loss)	$14,912	$30,010	$34,289
Other comprehensive income (loss), net of taxes	20,760	9,947	(61,124)
Comprehensive income (loss)	$35,672	$39,957	$(26,835)

Amounts reclassified from accumulated other comprehensive income (loss) to income (loss) were as follows:

	For the Years Ended September 30,
Gain (Loss)	2017	2016	2015
Pension amortization	$(3,343)	$(2,375)	$(2,182)
Available-for-sale securities	—	—	1,370
Cash flow hedges	(1,458)	(752)	1,223
Total before tax	(4,801)	(3,127)	411
Tax	2	225	(164)
Net of tax	$(4,799)	$(2,902)	$247

NOTE 20 – CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the domestic assets of Clopay Building Products Company, Inc., Clopay Plastic Products Company, Inc., Telephonics Corporation, The AMES Companies, Inc., ATT Southern, Inc., and Clopay Ames True Temper Holding, Corp., all of which are indirectly 100% owned by Griffon. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act of 1933, presented below are condensed consolidating financial information as of September 30, 2017 and 2016, and for the years ended September 30, 2017, 2016 and 2015. The financial information may not necessarily be indicative of results of operations or financial position had the guarantor companies or non-guarantor companies operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly owned subsidiaries accounted for under the equity method.

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

CONDENSED CONSOLIDATING BALANCE SHEETS
At September 30, 2017

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CURRENT ASSETS
Cash and equivalents	3,240	8,066	36,375	—	47,681
Accounts receivable, net of allowances	—	168,731	59,929	(20,431)	208,229
Contract costs and recognized income not yet billed, net of progress payments	—	131,383	279	—	131,662
Inventories, net	—	246,605	52,759	73	299,437
Prepaid and other current assets	21,131	15,854	3,002	80	40,067
Assets of discontinued operations held for sale	—	168,306	202,418	—	370,724
Assets of discontinued operations not held for sale	—	—	329	—	329
Total Current Assets	24,371	738,945	355,091	(20,278)	1,098,129
PROPERTY, PLANT AND EQUIPMENT, net	645	200,362	31,128	—	232,135
GOODWILL	—	280,797	38,342	—	319,139
INTANGIBLE ASSETS, net	93	143,415	61,619	—	205,127
INTERCOMPANY RECEIVABLE	552,017	757,608	915,551	(2,225,176)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	863,149	877,641	1,613,891	(3,354,681)	—
OTHER ASSETS	12,171	12,054	(1,002)	(7,172)	16,051
ASSETS OF DISCONTINUED OPERATIONS HELD FOR SALE	—	—	—	—	—
ASSETS OF DISCONTINUED OPERATIONS NOT HELD FOR SALE	—	—	2,960	—	2,960
Total Assets	1,452,446	3,010,822	3,017,580	(5,607,307)	1,873,541

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	2,854	1,471	6,753	—	11,078
Accounts payable and accrued liabilities	14,683	199,784	46,111	6,631	267,209
Liabilities of discontinued operations held for sale	—	47,426	37,024	—	84,450
Liabilities of discontinued operations	—	—	8,342	—	8,342
Total Current Liabilities	17,537	248,681	98,230	6,631	371,079
LONG-TERM DEBT, net	903,609	6,044	58,427	—	968,080
INTERCOMPANY PAYABLES	84,068	1,259,413	854,518	(2,197,999)	—
OTHER LIABILITIES	48,424	76,036	14,135	(6,058)	132,537
LIABILITIES OF DISCONTINUED OPERATIONS HELD FOR SALE	—	—	—	—	—
LIABILITIES OF DISCONTINUED OPERATIONS NOT HELD FOR SALE	—	—	3,037	—	3,037
Total Liabilities	1,053,638	1,590,174	1,028,347	(2,197,426)	1,474,733
SHAREHOLDERS’ EQUITY	398,808	1,420,648	1,989,233	(3,409,881)	398,808
Total Liabilities and Shareholders’ Equity	1,452,446	3,010,822	3,017,580	(5,607,307)	1,873,541

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

CONDENSED CONSOLIDATING BALANCE SHEETS
At September 30, 2016

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CURRENT ASSETS
Cash and equivalents	$6,517	$27,692	$38,344	$—	$72,553
Accounts receivable, net of allowances	—	157,738	32,243	(5,642)	184,339
Contract costs and recognized income not yet billed, net of progress payments	—	126,959	2	—	126,961
Inventories, net	—	217,143	44,174	—	261,317
Prepaid and other current assets	39,763	26,744	5,718	(48,796)	23,429
Assets of discontinued operations held for sale	—	45,731	66,408	—	112,139
Assets of discontinued operations not held for sale	—	—	219	—	219
Total Current Assets	46,280	602,007	187,108	(54,438)	780,957
PROPERTY, PLANT AND EQUIPMENT, net	957	207,801	28,147	—	236,905
GOODWILL	—	280,797	25,366	—	306,163
INTANGIBLE ASSETS, net	92	147,867	49,990	—	197,949
INTERCOMPANY RECEIVABLE	539,938	708,093	307,051	(1,555,082)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	824,889	866,595	1,669,799	(3,361,283)	—
OTHER ASSETS	6,436	10,905	1,314	(11,086)	7,569
ASSETS OF DISCONTINUED OPERATIONS HELD FOR SALE	—	100,094	150,491	—	250,585
ASSETS OF DISCONTINUED OPERATIONS NOT HELD FOR SALE	—	—	1,968	—	1,968
Total Assets	$1,418,592	$2,924,159	$2,421,234	$(4,981,889)	$1,782,096

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$3,153	$1,408	$9,371	$—	$13,932
Accounts payable and accrued liabilities	65,750	176,912	29,212	(39,685)	232,189
Liabilities of discontinued operations held for sale	—	26,643	43,815	—	70,458
Liabilities of discontinued operations not held for sale	—	—	1,684	—	1,684
Total Current Liabilities	68,903	204,963	84,082	(39,685)	318,263
LONG-TERM DEBT, net	848,588	7,366	40,992	—	896,946
INTERCOMPANY PAYABLES	57,648	732,955	725,900	(1,516,503)	—
OTHER LIABILITIES	32,506	102,666	19,777	(31,786)	123,163
LIABILITIES OF DISCONTINUED OPERATIONS HELD FOR SALE	—	23,331	7,740	—	31,071
LIABILITIES OF DISCONTINUED OPERATIONS NOT HELD FOR SALE	—	—	1,706	—	1,706
Total Liabilities	1,007,645	1,071,281	880,197	(1,587,974)	1,371,149
SHAREHOLDERS’ EQUITY	410,947	1,852,878	1,541,037	(3,393,915)	410,947
Total Liabilities and Shareholders’ Equity	$1,418,592	$2,924,159	$2,421,234	$(4,981,889)	$1,782,096

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Year Ended September 30, 2017

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$1,284,189	$270,520	$(29,712)	$1,524,997
Cost of goods and services	—	966,293	181,634	(31,046)	1,116,881
Gross profit	—	317,896	88,886	1,334	408,116
Selling, general and administrative expenses	42,273	232,720	64,466	(370)	339,089
Restructuring and other related charges	—	—	—	—	—
Total operating expenses	42,273	232,720	64,466	(370)	339,089
Income (loss) from operations	(42,273)	85,176	24,420	1,704	69,027
Other income (expense)
Interest income (expense), net	(13,804)	(24,242)	(13,403)	—	(51,449)
Other, net	59	1,395	(630)	(1,704)	(880)
Total other income (expense)	(13,745)	(22,847)	(14,033)	(1,704)	(52,329)
Income (loss) before taxes from continuing operations	(56,018)	62,329	10,387	—	16,698
Provision (benefit) for income taxes	(11,338)	24,560	(14,307)	—	(1,085)
Income (loss) before equity in net income of subsidiaries	(44,680)	37,769	24,694	—	17,783
Equity in net income (loss) of subsidiaries	59,592	(25,231)	37,770	(72,131)	—
Income (loss) from continuing operations	14,912	12,538	62,464	(72,131)	17,783
Income from operations of discontinued businesses	—	16,827	5,449	—	22,276
Provision (benefit) from income taxes	—	4,476	20,671	—	25,147
Loss from discontinued operations	—	12,351	(15,222)	—	(2,871)
Net income (loss)	$14,912	$24,889	$47,242	$(72,131)	$14,912

Comprehensive income (loss)	$35,672	$35,575	$38,337	$(73,912)	$35,672

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Year Ended September 30, 2016

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$1,277,241	$228,350	$(28,556)	$1,477,035
Cost of goods and services	—	952,296	154,181	(30,135)	1,076,342
Gross profit	—	324,945	74,169	1,579	400,693

Selling, general and administrative expenses	26,427	228,961	63,335	(370)	318,353
Restructuring and other related charges	—	1,299	(1,299)	—	—
Total operating expenses	26,427	230,260	62,036	(370)	318,353

Income (loss) from operations	(26,427)	94,685	12,133	1,949	82,340

Other income (expense)
Interest income (expense), net	(12,549)	(24,050)	(13,278)	—	(49,877)
Other, net	337	1,862	(500)	(1,949)	(250)
Total other income (expense)	(12,212)	(22,188)	(13,778)	(1,949)	(50,127)

Income (loss) before taxes	(38,639)	72,497	(1,645)	—	32,213
Provision (benefit) for income taxes	4,964	29,445	(21,977)	—	12,432
Income (loss) before equity in net income of subsidiaries	(43,603)	43,052	20,332	—	19,781
Equity in net income (loss) of subsidiaries	73,613	(2,858)	43,052	(113,807)	—
Income (loss) from continuing operations	$30,010	$40,194	$63,384	$(113,807)	$19,781
Income from operations of discontinued businesses	—	15,625	5,327	—	20,952
Provision (benefit) from income taxes	—	4,720	6,003	—	10,723
Income (loss) from discontinued operations	—	10,905	(676)	—	10,229
Net income (loss)	$30,010	$51,099	$62,708	$(113,807)	$30,010

Comprehensive income (loss)	$39,957	$44,391	$90,560	$(134,951)	$39,957

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Year Ended September 30, 2015

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$1,265,201	$258,733	$(40,643)	$1,483,291
Cost of goods and services	—	957,461	175,449	(41,966)	1,090,944
Gross profit	—	307,740	83,284	1,323	392,347
Selling, general and administrative expenses	22,637	236,777	66,391	(370)	325,435
Income (loss) from operations	(22,637)	70,963	16,893	1,693	66,912
Other income (expense)
Interest income (expense), net	(8,741)	(24,322)	(14,452)	—	(47,515)
Other, net	438	1,847	(923)	(1,693)	(331)
Total other income (expense)	(8,303)	(22,475)	(15,375)	(1,693)	(47,846)
Income (loss) before taxes	(30,940)	48,486	1,520	—	19,066
Provision (benefit) for income taxes	(31,241)	21,408	16,605	—	6,772
Income (loss) before equity in net income of subsidiaries	301	27,078	(15,085)	—	12,294
Equity in net income (loss) of subsidiaries	33,987	(38,487)	27,078	(22,578)	—
Income (loss) from continuing operations	34,288	(11,409)	11,993	(22,578)	12,294
Income (loss) from operations of discontinued businesses	2	33,175	1,393	—	34,570
Provision (benefit) from income taxes	1	11,890	684	—	12,575
Income (loss) from discontinued operations	1	21,285	709	—	21,995
Net Income (loss)	$34,289	$9,876	$12,702	$(22,578)	$34,289

Comprehensive income (loss)	$(26,835)	$(14,316)	$(21,980)	$36,296	$(26,835)

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended September 30, 2017

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,912	$24,889	$47,242	$(72,131)	$14,912
Net (income) loss from discontinued operations	—	(12,351)	15,222	—	2,871
Net cash provided by operating activities	(10,771)	56,320	3,602	—	49,151
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(15)	(27,902)	(7,020)	—	(34,937)
Acquired business, net of cash acquired	—	—	(34,719)	—	(34,719)
Purchase of securities	(1,824)	—	—	—	(1,824)
Proceeds from sale of property, plant and equipment	—	144	(1)	—	143
Net cash used in investing activities	(1,839)	(27,758)	(41,740)	—	(71,337)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(15,841)	—	—	—	(15,841)
Proceeds from long-term debt	201,124	—	32,319	—	233,443
Payments of long-term debt	(149,109)	(1,282)	(20,063)	—	(170,454)
Share premium payment on settled debt	(24,997)	—	—	—	(24,997)
Change in short-term borrowings	—	—	—	—	—
Financing costs	(1,548)	—	—	—	(1,548)
Purchase of ESOP shares	(10,908)	—	—	—	(10,908)
Dividends paid	(10,325)	—	—	—	(10,325)
Other, net	20,937	(34,806)	13,799	—	(70)
Net cash used in financing activities	9,333	(36,088)	26,055	—	(700)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by (used in) discontinued operations	—	(12,100)	9,950	—	(2,150)
Effect of exchange rate changes on cash and equivalents	—	—	164	—	164
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(3,277)	(19,626)	(1,969)	—	(24,872)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	6,517	27,692	38,344	—	72,553
CASH AND EQUIVALENTS AT END OF PERIOD	$3,240	$8,066	$36,375	$—	$47,681

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended September 30, 2016

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$30,010	$51,099	$62,708	$(113,807)	$30,010
Net income (loss) from discontinued operations	—	10,905	(676)	—	10,229
Net cash provided by (used in) operating activities	(11,879)	87,252	4,745	—	80,118
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(259)	(62,176)	3,159	—	(59,276)
Intercompany distributions	—	(2,726)	(1,744)	—	(4,470)
Proceeds from sale of property, plant and equipment	—	763	7	—	770
Investment purchases	715	—	—	—	715
Net cash provided by (used in) investing activities	456	(64,139)	1,422	—	(62,261)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(65,307)	—	—	—	(65,307)
Proceeds from long-term debt	271,340	2,311	28,711	—	302,362
Payments of long-term debt	(177,513)	(1,237)	(29,764)	—	(208,514)
Change in short-term borrowings	—	—	—	—	—
Financing costs	(4,277)	—	(107)	—	(4,384)
Tax effect from exercise/vesting of equity awards, net	—	—	—	—	—
Dividends paid	(8,798)	—	—	—	(8,798)
Other, net	55	(1,926)	1,926	—	55
Net cash provided by (used in) financing activities	15,500	(852)	766	—	15,414
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by (used in) discontinued operations	—	(5,241)	(8,364)	—	(13,605)
Effect of exchange rate changes on cash and equivalents	—	—	886	—	886
NET DECREASE IN CASH AND EQUIVALENTS	4,077	17,020	(545)	—	20,552
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2,440	10,672	38,889	—	52,001
CASH AND EQUIVALENTS AT END OF PERIOD	$6,517	$27,692	$38,344	$—	$72,553

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended September 30, 2015

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$34,289	$9,876	$12,702	$(22,578)	$34,289
Net (income) loss from discontinued operations	(1)	(21,285)	(709)	—	(21,995)
Net cash provided by (used in) operating activities	59,245	11,686	(39,075)	—	31,856
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(274)	(27,281)	(18,753)	—	(46,308)
Acquired business, net of cash acquired	—	(2,225)	—	—	(2,225)
Intercompany distributions	—	—	—	—	—
Investment sales	8,891	—	—	—	8,891
Proceeds from sale of property, plant and equipment	—	141	62	—	203
Net cash provided by (used in) investing activities	8,617	(29,365)	(18,691)	—	(39,439)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	371	—	—	—	371
Purchase of shares for treasury	(82,343)	—	—	—	(82,343)
Proceeds from long-term debt	124,500	13,596	65,120	—	203,216
Payments of long-term debt	(116,702)	(364)	(70,669)	—	(187,735)
Change in short-term borrowings	—	—	—	—	—
Financing costs	(615)	(196)	(77)	—	(888)
Tax effect from exercise/vesting of equity awards, net	345	—	—	—	345
Dividends paid	2,346	(10,000)	—	—	(7,654)
Other, net	347	6,341	(6,341)	—	347
Net cash provided by (used in) financing activities	(71,751)	9,377	(11,967)	—	(74,341)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	—	5,139	40,533	—	45,672
Effect of exchange rate changes on cash and equivalents	—	—	(4,152)	—	(4,152)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(3,889)	(3,163)	(33,352)	—	(40,404)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	6,329	13,835	72,241	—	92,405
CASH AND EQUIVALENTS AT END OF PERIOD	$2,440	$10,672	$38,889	$—	$52,001

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

NOTE 22 – SUBSEQUENT EVENTS

On November 15, 2017, the Board of Directors declared a cash dividend of $0.07 per share, payable on December 21, 2017 to shareholders of record as of the close of business on November 29, 2017. Griffon currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors, at its discretion, based on various factors, and no assurance can be provided as to the payment of future dividends.

*****

SCHEDULE II

GRIFFON CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended September 30, 2017, 2016 and 2015
(in thousands)

Description	Balance at Beginning of Year	Recorded to Cost and Expense	Accounts Written Off, net	Other	Balance at End of Year
FOR THE YEAR ENDED SEPTEMBER 30, 2017
Allowance for Doubtful Accounts
Bad debts	$1,217	$279	(387)	$—	$1,109
Sales returns and allowances	3,475	1,401	(19)	—	4,857
	$4,692	$1,680	$(406)	$—	$5,966

Inventory valuation	$15,338	$(2,954)	$4,008	$27	$16,419

Deferred tax valuation allowance	$12,832	$4,634	$—	$—	$17,466

FOR THE YEAR ENDED SEPTEMBER 30, 2016
Allowance for Doubtful Accounts
Bad debts	$1,628	$349	$(759)	$(1)	$1,217
Sales returns and allowances	2,277	1,205	(7)	—	3,475
	$3,905	$1,554	$(766)	$(1)	$4,692

Inventory valuation	$13,003	$10,835	$(8,743)	$243	$15,338

Deferred tax valuation allowance	$10,462	$2,370	$—	$—	$12,832

FOR THE YEAR ENDED SEPTEMBER 30, 2015
Allowance for Doubtful Accounts
Bad debts	$2,333	$66	$(769)	$(2)	$1,628
Sales returns and allowances	3,047	(748)	(22)	—	2,277
	$5,380	$(682)	$(791)	$(2)	$3,905

Inventory valuation	$15,358	$5,368	$(6,822)	$(901)	$13,003

Deferred tax valuation allowance	$15,649	$(5,187)	$—	$—	$10,462

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

Management’s Report on Internal Control over Financial Reporting

Griffon’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Griffon’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Griffon’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of Griffon’s internal control over financial reporting using the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management, under the supervision and with the participation of Griffon’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of Griffon’s internal control over financial reporting as of September 30, 2017 and concluded that it is effective.

Griffon’s independent registered public accounting firm, Grant Thornton LLP, has audited the effectiveness of Griffon’s internal control over financial reporting as of September 30, 2017, and has expressed an unqualified opinion in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Controls

There were no changes in Griffon’s internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the fourth quarter of the year ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Item 9B. Other Information
None.

PART III

The information required by Part III: Item 10, Directors, and Executive Officers and Corporate Governance; Item 11, Executive Compensation; Item 13, Certain Relationships and Related Transactions and Director Independence; and Item 14, Principal Accountant Fees and Services is included in and incorporated by reference to Griffon’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in January, 2018, to be filed with the Securities and Exchange Commission within 120 days following the end of Griffon’s year ended September 30, 2017. Information relating to the executive officers of the Registrant appears under Item 1 of this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 is included in and incorporated by reference to Griffon’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in January, 2018.

The following sets forth information relating to Griffon’s equity compensation plans as of September 30, 2017:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	350,000	$20.00	1,276,824

Equity compensation plans not approved by security holders	—	$—	—

(1)
Excludes restricted shares and restricted stock units issued in connection with Griffon’s equity compensation plans. The total reflected in Column (c) includes shares available for grant as any type of equity award under the Incentive Plan.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements – Covered by Report of Independent Registered Public Accounting Firm
	(A)	Consolidated Balance Sheets at September 30, 2017 and 2016
	(B)	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Fiscal Years Ended September 30, 2017, 2016 and 2015
	(C)	Consolidated Statements of Cash Flows for the Fiscal Years Ended September 30, 2017, 2016 and 2015
	(D)	Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended September 30, 2017, 2016 and 2015
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

4.3
Registration Rights Agreement, dated as of October 2, 2017, by and among Griffon Corporation, the Guarantors party thereto and Deutsche Bank Securities Inc., as the Representative of the several Initial Purchaser (Exhibit 4.1 to Current Report on Form 8-K dated October 2, 2017 (Commission File No. 1-06620)).

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

10.10**
Amendment No. 1 to the Amended and Restated Supplemental Executive Retirement Plan dated August 3, 2007 (Exhibit 10.3 to the Current Report on Form 8-K filed August 6, 2007 (Commission File No. 1-06620)).

10.11**	Employment Agreement, dated March 16, 2008, between the Registrant and Ronald J. Kramer. (Exhibit 10.1 to the Current Report on Form 8-K filed March 20, 2008 (Commission File No. 1-06620)).

Exhibit No.
10.12	Investment Agreement, dated August 7, 2008, between Griffon Corporation and GS Direct, L.L.C. (Exhibit 10.1 to the Current Report on Form 8-K filed August 13, 2008 (Commission File No. 1-06620)).
10.13**	Offer Letter Agreement, dated April 27, 2010 between the Company and Seth L. Kaplan (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (Commission File No. 1-06620)).
10.14**	Severance Agreement, dated April 27, 2010 between the Company and Seth L. Kaplan (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (Commission File No. 1-06620)).
10.15**
Letter Agreement, dated February 3, 2011, between Griffon Corporation and Harvey R. Blau (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (Commission File No. 1-06620)).

10.16**	Griffon Corporation 2011 Equity Incentive Plan (Exhibit 99.1 to the Current Report on Form 8-K filed February 9, 2011 (Commission File No. 1-06620)).
10.17**	Griffon Corporation 2011 Equity Incentive Plan, amended as of January 30, 2013 (Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-06620)).
10.18**
Form of Award Agreement for Restricted Share Award under Griffon Corporation 2011 Equity Incentive Plan (Exhibit 99.2 to the Current Report on Form 8-K filed February 9, 2011 (Commission File No. 1-06620)).

10.19**	Griffon Corporation 2011 Performance Bonus Plan (Exhibit 99.3 to the Current Report on Form 8-K filed February 9, 2011 (Commission File No. 1-06620)).
10.20**
Amendment No.1 to Employment Agreement made as of February 3, 2011 by and between Griffon Corporation and Ronald J. Kramer (Exhibit 99.4 to the Current Report on Form 8-K filed February 9, 2011 (Commission File No. 1-06620)).

10.21
Guarantee and Collateral Agreement, dated as of March 18, 2011, by Griffon Corporation and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 99.3 to the Current Report on Form 8-K filed March 18, 2011 (Commission File No. 1-06620)).

10.22
Amendment, dated as of March 28, 2013, to Guarantee and Collateral Agreement, dated as of March 18, 2011, by Griffon Corporation and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 99.2 to the Current Report on Form 8-K filed April 1, 2013 (Commission File No. 1-06620)).

10.23**
Employment Agreement, dated December 7, 2012, by and between Griffon Corporation and Robert F. Mehmel (Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 (Commission File No. 1-06620)).

10.24**
Restricted Share Award letter made as of December 10, 2012, by and between Griffon Corporation and Robert F. Mehmel (Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 (Commission File No. 1-06620)).

10.25**
Griffon Corporation 2011 Equity Incentive Plan, as amended and restated through January 30, 2014 (Exhibit A to the Registrant’s Proxy Statement relating to the 2014 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on December 20, 2013 (Commission File No. 1-06620)).

10.26**
Amendment No. 2 to Employment Agreement made as of December 12, 2013 by and between Griffon Corporation and Ronald J. Kramer (Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 (Commission File No. 1-06620))

10.27**
Griffon Corporation Director Compensation Program, amended and restated as of January 29, 2015 (Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (Commission File No. 1-06620)).

10.28
Purchase Agreement, dated as of November 13, 2013, by and between G.S. Direct, L.L.C. and Griffon Corporation (Exhibit 10.43 to the Annual Report on form 10-K for the year ended September 30, 2014 (Commission File No. 1-06620)).

10.29
Letter agreement, dated November 12, 2014, by and between G.S. Direct, L.L.C and Griffon Corporation, amending that certain Purchase Agreement, dated as of November 13, 2013, by and between G.S. Direct, L.L.C. and Griffon Corporation. (Exhibit 10.44 to the Annual Report on form 10-K for the year ended September 30, 2014 (Commission File No. 1-06620)).

10.30**
Letter Agreement, dated January 28, 2015, between Griffon Corporation and Harvey R. Blau (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (Commission File No. 1-06620)).

10.31**	Offer Letter, dated June 1, 2015 between the Company and Brian G. Harris (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (Commission File No. 1-06620)).
10.32**	Severance Agreement, dated July 30, 2015 between the Company and Brian G. Harris (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (Commission File No. 1-06620)).
10.33**
Transition and Consulting Services Agreement between Griffon Corporation and Douglas J. Wetmore, dated June 1, 2015 (Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (Commission File No. 1-06620)).

Exhibit No.
10.34
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

10.35
Letter agreement, dated November 16, 2016, by and between G.S. Direct, L.L.C and Griffon Corporation, amending that certain Purchase Agreement, dated as of November 13, 2013, by and between G.S. Direct, L.L.C. and Griffon Corporation as amended by the letter agreement dated November 12, 2014 and as further amended by the letter agreement dated November 12, 2015 (Exhibit 10.38 to Annual Report on Form 10-K for the year ended September 30, 2016 (Commission File No. 1-06620)).

10.36*
Letter agreement, dated November 15, 2017, by and between G.S. Direct, L.L.C and Griffon Corporation, amending that certain Purchase Agreement, dated as of November 13, 2013, by and between G.S. Direct, L.L.C. and Griffon Corporation as amended by the letter agreement dated November 12, 2014, the letter agreement dated November 12, 2015 and the letter agreement dated November 16, 2016.

10.37**
Griffon Corporation 2016 Equity Incentive Plan (Exhibit A to the Registrant’s Proxy Statement relating to the 2016 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on December 17, 2015 (Commission File No. 1-06620)).

10.38**
Griffon Corporation 2016 Performance Bonus Plan (Exhibit B to the Registrant’s Proxy Statement relating to the 2016 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on December 17, 2015 (Commission File No. 1-06620)).

10.39
Purchase Agreement, dated as of May 13, 2016, by and among Griffon Corporation, the Guarantors named therein and Deutsche Bank Securities Inc., as the Initial Purchaser (Exhibit 99.1 to Current Report on Form 8-K dated May 13, 2016 (Commission File No. 1-06620)).

10.40
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

10.41
First Amendment, dated as of June 2, 2017, to Third Amended and Restated Credit Agreement, dated as of March 22, 2016, among Griffon Corporation, a Delaware corporation, the several banks and other financial institutions or entities from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents party thereto (Exhibit 99.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (Commission File No. 1-06620)).

10.42
Second Amendment, dated as of June 2, 2017, to Guarantee and Collateral Agreement, dated as of March 18, 2011 (as amended by the Amendment to Guarantee and Collateral Agreement, dated as of March 28, 2013), by Griffon Corporation and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent. (Exhibit 99.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (Commission File No. 1-06620)).

10.43
Asset and Stock Purchase Agreement, dated as of September 1, 2017, by and between Emerson Electric Co. and ClosetMaid Acquisition Corp. (Exhibit 2.1 to the Current Report on Form 8-K filed September 8, 2017 (Commission File No. 1-06620)).

10.44
Debt Commitment Letter, dated September 1, 2017, among Griffon Corporation, Deutsche Bank AG Cayman Islands Branch, as sole administrative agent and initial lender, and Deutsche Bank Securities Inc., as sole book-running manager and lead arranger (Exhibit 99.1 to the Current Report on Form 8-K filed September 8, 2017 (Commission File No. 1-06620)).

10.45
Amendment No. 1 to Asset and Stock Purchase Agreement dated as of September 1, 2017, entered into September 25, 2017, by and among Emerson Electric Co. and ClosetMaid LLC (Exhibit 2.1 to Current Report on Form 8-K dated September 27, 2017 (Commission File No. 1-06620)).

10.46
Amended and Restated Debt Commitment Letter, dated September 25, 2017, among Griffon Corporation, Deutsche Bank AG Cayman Islands Branch, as sole administrative agent and initial lender, and Deutsche Bank Securities Inc., as sole book-running manager and lead arranger (Exhibit 99.1 to the Current Report on Form 8-K filed September 27, 2017 (Commission File No. 1-06620)).

10.47
Purchase Agreement, dated as of September 27, 2017, by and among Griffon Corporation, the Guarantors named therein, the Initial Purchasers named therein, and Deutsche Bank Securities Inc., as representative of the Initial Purchasers (Exhibit 99.1 to the Current Report on Form 8-K filed September 28, 2017 (Commission File No. 1-06620)).

Exhibit No.
10.48
Amendment No. 2 to Third Amended and Restated Credit Agreement, dated October 2, 2017, among Griffon Corporation, JPMorgan Chase Bank, N.A., Deutsche Bank Securities Inc. and Wells Fargo Bank, National Association, as co-syndication agents, Bank of America, N.A., Capital One, N.A. and Citizens Bank, National Association, as co-documentation agents, and the other lenders party thereto (Exhibit 99.3 to Current Report on Form 8-K dated October 2, 2017 (Commission File No. 1-06620)).

14.1	Code of Business Conduct and Ethics (Exhibit 14.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (Commission File No. 1-06620)).
21*	Subsidiaries of the Registrant (Exhibit 21 to the Annual Report on Form 10-K for the year ended September 30, 2014 (Commission File No. 1-06620)).
23*	Consent of Grant Thornton LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 USC Section 1350.

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Document***

101.DEF	XBRL Taxonomy Extension Definitions Document***

101.LAB	XBRL Taxonomy Extension Labels Document***

101.PRE	XBRL Taxonomy Extension Presentation Document***

_______________________
*	Filed herewith. All other exhibits are incorporated herein by reference to the exhibit indicated in the parenthetical references.
**	Indicates a management contract or compensatory plan or arrangement.
***	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Griffon has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of November 2017.

Griffon Corporation
By:	/s/ Ronald J. Kramer
Ronald J. Kramer,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 20, 2017 by the following persons on behalf of the Registrant in the capacities indicated:

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