Form 10-Q
period 2017-12-31
GRIFFON CORP
filed 2018-02-01
CIK 50725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended December 31, 2017

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

The number of shares of common stock outstanding at January 31, 2018 was 47,467,259.

Griffon Corporation and Subsidiaries

Part I – Financial Information
Item 1 – Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited)
	December 31, 2017	September 30, 2017
CURRENT ASSETS
Cash and equivalents	$84,420	$47,681
Accounts receivable, net of allowances of $6,291 and $5,966	212,023	208,229
Contract costs and recognized income not yet billed, net of progress payments of $5,165 and $4,407	120,200	131,662
Inventories, net	359,844	299,437
Prepaid and other current assets	64,837	40,067
Assets of discontinued operations held for sale	377,275	370,724
Assets of discontinued operations not held for sale	328	329
Total Current Assets	1,218,927	1,098,129
PROPERTY, PLANT AND EQUIPMENT, net	280,725	232,135
GOODWILL	385,076	319,139
INTANGIBLE ASSETS, net	277,160	205,127
OTHER ASSETS	15,675	16,051
ASSETS OF DISCONTINUED OPERATIONS NOT HELD FOR SALE	2,952	2,960
Total Assets	$2,180,515	$1,873,541

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$12,593	$11,078
Accounts payable	197,814	183,951
Accrued liabilities	117,482	83,258
Liabilities of discontinued operations held for sale	85,737	84,450
Liabilities of discontinued operations not held for sale	3,924	8,342
Total Current Liabilities	417,550	371,079
LONG-TERM DEBT, net	1,238,393	968,080
OTHER LIABILITIES	84,534	132,537
LIABILITIES OF DISCONTINUED OPERATIONS NOT HELD FOR SALE	5,225	3,037
Total Liabilities	1,745,702	1,474,733
COMMITMENTS AND CONTINGENCIES - See Note 18
SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	434,813	398,808
Total Liabilities and Shareholders’ Equity	$2,180,515	$1,873,541

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION
(in thousands)	SHARES	PAR VALUE			SHARES	COST			TOTAL
Balance at September 30, 2017	80,663	$20,166	$487,077	$480,347	33,557	$(489,225)	$(60,481)	$(39,076)	$398,808
Net income	—	—	—	30,989	—	—	—	—	30,989
Dividend	—	—	—	(2,990)	—	—	—	—	(2,990)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	191	(4,332)	—	—	(4,332)
Amortization of deferred compensation	—	—	—	—	—	—	—	817	817
Equity awards granted, net	895	223	(223)	—	—	—	—	—	—
ESOP allocation of common stock	—	—	608	—	—	—	—	—	608
Stock-based compensation	—	—	2,555	—	—	—	—	—	2,555
Other comprehensive income, net of tax	—	—	—	—	—	—	8,358	—	8,358
Balance at December 31, 2017	81,558	$20,389	$490,017	$508,346	33,748	$(493,557)	$(52,123)	$(38,259)	$434,813

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,
	2017	2016
Revenue	$437,303	$352,277
Cost of goods and services	316,459	255,533
Gross profit	120,844	96,744

Selling, general and administrative expenses	105,807	78,884

Income from operations	15,037	17,860

Other income (expense)
Interest expense	(16,839)	(13,295)
Interest income	197	6
Other, net	(468)	(140)
Total other expense, net	(17,110)	(13,429)

Income (loss) before taxes from continuing operations	(2,073)	4,431
Benefit from income taxes	(24,904)	(2,613)
Income from continuing operations	$22,831	$7,044

Discontinued operations:
Income from operations of discontinued operations	11,466	8,545
Provision for income taxes	3,308	3,325
Income from discontinued operations	8,158	5,220

Net income	$30,989	$12,264

Income from continuing operations	$0.54	$0.18
Income from discontinued operations	0.19	0.13
Basic earnings per common share	$0.74	$0.31

Weighted-average shares outstanding	41,923	39,336

Income from continuing operations	$0.53	$0.17
Income from discontinued operations	0.19	0.12
Diluted earnings per common share	$0.72	$0.29

Weighted-average shares outstanding	43,336	42,312

Dividends paid per common share	$0.07	$0.06

Net income	$30,989	$12,264

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(1,289)	(13,479)
Pension and other post retirement plans	9,559	544
Change in cash flow hedges	88	1,623
Total other comprehensive income (loss), net of taxes	8,358	(11,312)
Comprehensive income (loss), net	$39,347	$952

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$30,989	$12,264
Net (income) from discontinued operations	(8,158)	(5,220)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,958	11,988
Stock-based compensation	2,555	2,452
Provision (recovery) for losses on accounts receivable	(220)	112
Amortization of debt discounts and issuance costs	1,243	1,892
Deferred income taxes	(23,186)	(196)
Gain on sale of assets and investments	209	—
Change in assets and liabilities, net of assets and liabilities acquired:
Decrease in accounts receivable and contract costs and recognized income not yet billed	38,909	18,667
Increase in inventories	(28,073)	(13,663)
Increase in prepaid and other assets	(8,459)	(2,127)
Decrease in accounts payable, accrued liabilities and income taxes payable	(24,973)	(27,423)
Other changes, net	552	1,536
Net cash provided by (used in) operating activities	(5,654)	282
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(10,785)	(7,690)
Acquired businesses, net of cash acquired	(198,683)	(6,051)
Proceeds from sale of assets	439	86
Net cash used in investing activities	(209,029)	(13,655)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(2,990)	(2,499)
Purchase of shares for treasury	(4,332)	(15,073)
Proceeds from long-term debt	326,094	39,056
Payments of long-term debt	(52,973)	(7,295)
Change in short-term borrowings	35	—
Financing costs	(7,392)	(172)
Purchase of ESOP shares	—	(9,213)
Other, net	84	(349)
Net cash provided by financing activities	258,526	4,455
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by operating activities	1,261	6,841
Net cash used in investing activities	(8,076)	(14,756)
Net cash provided by (used in) financing activities	396	(2,234)

Net cash used in discontinued operations	(6,419)	(10,149)
Effect of exchange rate changes on cash and equivalents	(685)	(1,217)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	36,739	(20,284)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	47,681	72,553
CASH AND EQUIVALENTS AT END OF PERIOD	$84,420	$52,269
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

On September 5, 2017, Griffon announced it would explore strategic alternatives for Clopay Plastic Products Company, Inc. ("PPC") and on November 16, 2017, announced it entered into a definitive agreement to sell PPC to Berry Global Group, Inc. (NYSE:BERY) ("Berry") for $475 million in cash. The transaction is subject to regulatory approval and customary closing conditions, and is expected to close in the first quarter of calendar 2018. As a result, Griffon classified the results of operations of the PPC business as discontinued operations in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operations as held for sale in the consolidated balance sheets. All results and information presented exclude PPC unless otherwise noted. PPC is a global leader in the development and production of embossed, laminated and printed specialty plastic films for hygienic, health-care and industrial products and sells to some of the world's largest consumer products companies. See Note 14, Discontinued Operations.

On October 2, 2017, Griffon acquired ClosetMaid LLC ("ClosetMaid"). ClosetMaid, founded in 1965, is a leading North American manufacturer and marketer of closet organization, home storage, and garage storage products, and sells to some of the largest home center retail chains, mass merchandisers, and direct-to-builder professional installers in North America. ClosetMaid's accounts, affected for preliminary adjustments to reflect fair market values assigned to assets purchased and liabilities assumed, and results of operations are included in the Company’s consolidated financial statements from the date of acquisition of October 2, 2017. See Note 3, Acquisitions.

Griffon currently conducts its operations through two reportable segments:

•	Home & Building Products (“HBP”) consists of three companies, The AMES Companies, Inc. (“AMES”), Clopay Building Products Company, Inc. (“CBP”) and ClosetMaid LLC ("ClosetMaid"):

-	AMES, founded in 1774, is the leading US manufacturer and a global provider of long-handled tools and landscaping products for homeowners and professionals.

-	CBP, since 1964, is a leading manufacturer and marketer of residential and commercial garage doors and sells to professional dealers and some of the largest home center retail chains in North America.

-
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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all the information and footnotes required by US GAAP for complete financial statements. As such, they should be read together with Griffon’s Annual Report on Form 10-K for the year ended September 30, 2017, which provides a more complete explanation of Griffon’s accounting policies, financial position, operating results, business properties and other matters. In the opinion of management, these financial statements reflect all adjustments considered necessary for a fair statement of interim results. Griffon’s HBP operations are seasonal; for this and other reasons, the financial results of the Company for any interim period are not necessarily indicative of the results for the full year.

The condensed consolidated balance sheet information at September 30, 2017 was derived from the audited financial statements included in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2017.

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

The fair values of Griffon’s 2022 senior notes approximated $1,020,000 on December 31, 2017. Fair values were based upon quoted market prices (level 1 inputs).

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

Insurance contracts with values of $3,000 at December 31, 2017 are measured and recorded at fair value based upon quoted prices in active markets for similar assets (level 2 inputs) and are included in Prepaid and other current assets on the Consolidated Balance Sheets.

Items Measured at Fair Value on a Recurring Basis

At December 31, 2017, trading securities, measured at fair value based on quoted prices in active markets for similar assets (level 2 inputs), with a fair value of $3,352 ($2,824 cost basis), were included in Prepaid and other current assets on the Consolidated Balance Sheets. Realized and unrealized gains and losses on trading securities are included in Other income in the Consolidated Statements of Operations and Comprehensive Income (Loss).

In the normal course of business, Griffon’s operations are exposed to the effects of changes in foreign currency exchange rates. To manage these risks, Griffon may enter into various derivative contracts such as foreign currency exchange contracts, including forwards and options. During the quarter ended December 31, 2017, Griffon entered into several such contracts in order to lock into a foreign currency rate for planned settlements of trade and inter-company liabilities payable in US dollars.

At December 31, 2017, Griffon had $15,000 and $1,422 of Australian dollar and British Pound Sterling contracts, respectively, at a weighted average rate of $1.28 and $0.74, respectively, which qualified for hedge accounting. These hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in Accumulated other comprehensive income (loss) ("AOCI") and Prepaid and other current assets, or Accrued liabilities, until settlement. Upon settlement, gains and losses are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Cost of goods and services ("COGS"). AOCI included deferred gains of $130 ($42, net of tax) at December 31, 2017 and a loss of $7 was recorded in COGS during the quarter ended December 31, 2017 for all settled contracts. All contracts expire in 15 to 179 days.

At December 31, 2017, Griffon had $4,129 of Canadian dollar contracts at a weighted average rate of $1.25. The contracts, which protect Canadian operations from currency fluctuations for US dollar based purchases, do not qualify for hedge accounting. For the quarter ended December 31, 2017, a fair value gain of $237 was recorded to Other liabilities and to Other income for the outstanding contracts, based on similar contract values (level 2 inputs). Realized losses of $29 were recorded in Other income during the quarter ended December 31, 2017 for all settled contracts. All contracts expire in 28 to 238 days.

NOTE 3 – ACQUISITIONS

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

On November 6, 2017, AMES acquired Harper Brush Works (“Harper”), a division of Horizon Global, for approximately $5,000. Harper is a leading U.S. manufacturer of cleaning products for professional, home, and industrial use. The acquisition will broaden AMES’ long-handled tool offering in North America to include brooms, brushes, and other cleaning tools and accessories.

On October 2, 2017, Griffon Corporation completed the acquisition of ClosetMaid, a market leader of home storage and organization products, for approximately $185,700, inclusive of post-closing adjustments, or $165,000 net of the estimated present value of tax benefits under the current tax law. There is no other contingent consideration arrangement relative to the acquisition of ClosetMaid. ClosetMaid adds to Griffon's Home and Building Products segment, complementing and diversifying Griffon's portfolio of leading consumer brands and products. During the quarter ended December 31, 2017, SG&A and Cost of goods and services included acquisition costs of $1,612 and $1,500, respectively. ClosetMaid is part of the HBP segment.

ClosetMaid's accounts, affected for preliminary adjustments to reflect fair market values assigned to assets purchased and liabilities assumed, and results of operations are included in the Company’s consolidated financial statements from the date of acquisition of October 2, 2017. The Company has recorded a preliminary allocation of the purchase price to the Company’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair market values (level 3 inputs) at the acquisition date. The excess of the purchase price over the fair value of the net tangible and intangible assets was recorded as goodwill and is deductible for tax purposes. Goodwill recognized at the acquisition date represents the other intangible benefits that the Company will derive from the ownership of ClosetMaid, however, such intangible benefits do not meet the criteria for recognition of separately identifiable intangible assets.

The following unaudited proforma summary from continuing operations presents consolidated information as if the Company acquired ClosetMaid on October 1, 2016:

Proforma For the three months ended December 31, 2016 (unaudited)
Revenue	$429,178
Income from continuing operations	7,980

Griffon did not include any material, nonrecurring proforma adjustments directly attributable to the business combination included in the proforma revenue and earnings. These proforma amounts have been compiled by adding the historical results from continuing operations of Griffon, restated for classifying the results of operations of the PPC business as a discontinued operation, to the historical results of ClosetMaid after applying Griffon’s accounting policies and the following proforma adjustments:

•
Additional depreciation and amortization that would have been charged assuming the preliminary fair value adjustments to property, plant, and equipment, and intangible assets had been applied from October 1, 2016.

•	Elimination of intercompany interest income recorded on ClosetMaid’s financial statements earned on an intercompany receivable due from ClosetMaid’s former parent.

•	Additional interest and related expenses from the add-on offering of $275,000 aggregate principal amount of 5.25% senior notes due 2022 that Griffon used to acquire ClosetMaid.

•	Removal of $600 of restructuring costs from ClosetMaid's historical results.

•	The consequential tax effects of the above adjustments using a 59% tax rate.

The calculation of the preliminary purchase price allocation, which is pending finalization of tax-related items and completion of the related final valuation, is as follows:

Cash and cash equivalents	$5,999
Accounts receivable	32,234
Inventories	28,772
Property, plant and equipment	48,260
Goodwill	66,147
Intangible assets	72,465
Other current and non-current assets	3,852
Total assets acquired	257,729

Accounts payable and accrued liabilities	63,281
Long-term liabilities	8,719
Total liabilities assumed	72,000
Total	$185,729

The amounts assigned to goodwill and major intangible asset classifications, all of which are tax deductible, for the ClosetMaid acquisition are as follows:

		Average Life (Years)
Goodwill	$66,147	N/A
Indefinite-lived intangibles	48,920	N/A
Definite-lived intangibles	23,545	18
Total goodwill and intangible assets	$138,612

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
On December 30, 2016, AMES Australia acquired Hills Home Living ("Hills") for approximately $6,051 (AUD 8,400). The purchase price has been allocated to acquired assets and assumed liabilities and primarily consists of inventory, tooling and identifiable intangible assets, including trademarks, intellectual property and customer relationships. Hills, founded in 1946, is a market leader in the supply of clothesline, laundry and garden products. The Hills acquisition adds to AMES' existing broad category of products and enhances our lawn and garden product offerings in Australia. The purchase price was primarily allocated to intangible assets of approximately AUD 6,400.

On February 14, 2016, AMES Australia acquired substantially all of the Intellectual Property (IP) assets of Australia-based Nylex Plastics Pty Ltd. for approximately $1,744 (AUD 2,452). Through this acquisition, AMES and Griffon secured the ownership of the trademark “Nylex” for certain categories of AMES products, principally in the country of Australia.  Previously, the Nylex name was licensed.  The acquisition of the Nylex IP was contemplated as a post-closing activity following the Cyclone acquisition and supports AMES' Australian watering products strategy.  The purchase price was allocated to indefinite lived trademarks and is not deductible for income taxes.

NOTE 4 – INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out or average) or market.

The following table details the components of inventory:

	At December 31, 2017	At September 30, 2017
Raw materials and supplies	$87,588	$67,990
Work in process	82,988	78,846
Finished goods	189,268	152,601
Total	$359,844	$299,437

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

The following table details the components of property, plant and equipment, net:

	At December 31, 2017	At September 30, 2017
Land, building and building improvements	$89,770	$71,764
Machinery and equipment	497,743	462,173
Leasehold improvements	48,046	43,040
	635,559	576,977
Accumulated depreciation and amortization	(354,834)	(344,842)
Total	$280,725	$232,135
Depreciation and amortization expense for property, plant and equipment was $10,702 and $10,349 for the quarters ended December 31, 2017 and 2016, respectively. Depreciation included in SG&A expenses was $3,742 and $3,060 for the quarters ended December 31, 2017 and 2016, respectively. Remaining components of depreciation, attributable to manufacturing operations, are included in Cost of goods and services.

No event or indicator of impairment occurred during the three months ended December 31, 2017 which would require additional impairment testing of property, plant and equipment.

NOTE 6 – GOODWILL AND OTHER INTANGIBLES

The following table provides changes in the carrying value of goodwill by segment during the three months ended December 31, 2017:

	At September 30, 2017	Goodwill from ClosetMaid acquisition	Other adjustments including currency translations	At December 31, 2017
Home & Building Products	$300,594	$66,147	$(210)	$366,531
Telephonics	18,545	—	—	18,545
Total	$319,139	$66,147	$(210)	$385,076

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	At December 31, 2017			At September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$162,464	$44,956	25	$152,025	$43,421
Technology and patents	18,877	5,303	12.5	6,193	4,719
Total amortizable intangible assets	181,341	50,259		158,218	48,140
Trademarks	146,078	—		95,049	—
Total intangible assets	$327,419	$50,259		$253,267	$48,140

Amortization expense for intangible assets was $2,256 and $1,639 for the quarters ended December 31, 2017 and 2016, respectively.

No event or indicator of impairment occurred during the three months ended December 31, 2017 which would require impairment testing of long-lived intangible assets including goodwill.

NOTE 7 – INCOME TAXES

On December 22, 2017, the "Tax Cuts and Jobs Act" ("TCJA") was signed into law, significantly impacting several sections of the Internal Revenue Code. ASC 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017, or in the case of certain other provisions, January 1, 2018. Though certain key aspects of the TCJA are effective January 1, 2018 and have an immediate accounting effect, other significant provisions are not effective or may not result in accounting effects for September 30 fiscal year companies until October 1, 2018.
Given the significance of the TCJA, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allows registrants to record provisional amounts during a one year “measurement period”. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed.
Among the significant changes to the U.S. Internal Revenue Code, the TCJA lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The Company will compute its income tax expense for the September 30, 2018 fiscal year using a blended Federal Tax Rate of 24.5%. The 21% Federal Tax Rate will apply to fiscal years ending September 30, 2019 and each year thereafter.

The Company has recorded provisional amounts for the effects of the TCJA where accounting is not complete but a reasonable estimate has been determined. The company recorded a $23,941 benefit on the revaluation of deferred tax liabilities as a provisional amount for the re-measurement of deferred tax assets and liabilities, as well as an amount for deductible executive compensation expense, both of which have been reflected in the tax benefit for the quarter ended December 31, 2017.

A reasonable estimate cannot yet be made and therefore taxes are reflected based on the law in effect prior to the enactment of the Tax Cuts and Jobs Act for the impact of the one-time mandatory repatriation transition tax on the net accumulated earnings and profits of a U.S. taxpayer’s foreign subsidiaries, bonus depreciation expensing for qualified property placed in service after September 27, 2017 and the impact on state income taxes.

The provisional amounts incorporate assumptions made based upon the Company’s current interpretation of the TCJA and may change as the Company receives additional clarification and implementation guidance.

In accordance with SAB 118 adjustments recorded to the provisional amounts will be reflected within the measurement period through the quarter ended December 31, 2018 and will be included in income from continuing operations and net income as an adjustment to tax expense.

In the quarter ended December 31, 2017, the Company recognized a tax benefit of $24,904 on a Loss before taxes from continuing operations of $2,073, compared to a tax benefit of $2,613 on Income before taxes from continuing operations of $4,431 in the comparable prior year quarter.

The quarters ended December 31, 2017 and 2016 tax rates included net tax benefits that affect comparability of $23,018 and $4,421, respectively. The current year quarter ended December 31, 2017 included net tax benefits from the December 22, 2017 tax reform bill primarily from approximately $23,941 related to revaluation of deferred tax liabilities. The prior year quarter ended December 31, 2016 included discrete benefits from the adoption of Financial Accounting Standards Board guidance which requires the Company to recognize excess tax benefits from the vesting of equity awards within income tax expense. Excluding these tax items, the effective tax rates for the quarters ended December 31, 2017 and 2016 were 35.4% and 40.8%, respectively.

NOTE 8 – LONG-TERM DEBT

		At December 31, 2017					At September 30, 2017
		Outstanding Balance	Original Issuer Premium	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate (1)	Outstanding Balance	Original Issuer Discount	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate (1)
Senior notes due 2022	(a)	$1,000,000	$1,484	$(15,619)	$985,865	5.25%	725,000	$(1,177)	$(9,220)	$714,603	5.25%
Revolver due 2021	(b)	147,743	—	(1,830)	145,913	Variable	144,216	—	(1,951)	142,265	Variable
Real estate mortgages	(d)	23,047	—	(304)	22,743	Variable	23,642	—	(320)	23,322	Variable
ESOP Loans	(e)	42,106	—	(279)	41,827	Variable	42,675	—	(310)	42,365	Variable
Capital lease - real estate	(f)	9,705	—	(99)	9,606	5.00%	5,312	—	(105)	5,207	5.00%
Non US lines of credit	(g)	4,675	—	(27)	4,648	Variable	9,402	—	(31)	9,371	Variable
Non US term loans	(g)	34,765	—	(108)	34,657	Variable	35,943	—	(108)	35,835	Variable
Other long term debt	(h)	5,748	—	(21)	5,727	Variable	6,211	—	(21)	6,190	Variable
Totals		1,267,789	1,484	(18,287)	1,250,986		992,401	(1,177)	(12,066)	979,158
less: Current portion		(12,593)	—	—	(12,593)		(11,078)	—	—	(11,078)
Long-term debt		$1,255,196	$1,484	$(18,287)	$1,238,393		$981,323	$(1,177)	$(12,066)	$968,080
 (1) n/a = not applicable

		Three Months Ended December 31, 2017					Three Months Ended December 31, 2016
		Effective Interest Rate (1)	Cash Interest	Amort. Debt Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate (1)	Cash Interest	Amort. Debt Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2022	(a)	5.6%	13,125	67	939	14,131	5.5%	9,516	67	473	10,056
Revolver due 2021	(b)	Variable	1,356	—	141	1,497	Variable	325	—	132	457
Convert. debt due 2017	(c)	n/a	—	—	—	—	9.1%	1,000	1,058	111	2,169
Real estate mortgages	(d)	3.5%	185	—	17	202	2.4%	120	—	2	122
ESOP Loans	(e)	4.1%	413	—	31	444	3.3%	364	—	27	391
Capital lease - real estate	(f)	5.5%	164	—	6	170	5.4%	80	—	6	86
Non US lines of credit	(g)	Variable	7	—	8	15	Variable	4	—	3	7
Non US term loans	(g)	Variable	334	—	33	367	Variable	222	—	11	233
Other long term debt	(h)	Variable	115	—	1	116	Variable	74	—	2	76
Capitalized interest			(103)	—	—	(103)		(302)	—	—	(302)
Totals			$15,596	$67	$1,176	$16,839		$11,403	$1,125	$767	$13,295
(1) n/a = not applicable

(a)
On October 2, 2017, in an unregistered offering through a private placement under Rule 144A, Griffon completed the add-on offering of $275,000 principal amount of its 5.25% senior notes due 2022, at 101.00% of par, to Griffon's previously issued $125,000 principal amount of its 5.25% senior notes due 2022, at 98.76% of par, completed on May 18, 2016 and $600,000 5.25% senior notes due 2022, at par, completed on February 27, 2014 (collectively the “Senior Notes”). As of December 31, 2017, outstanding Senior Notes due totaled $1,000,000; interest is payable semi-annually on March 1 and September 1. The net proceeds of the $275,000 add-on offering were used to acquire ClosetMaid with the remaining proceeds used to pay down outstanding loan borrowings under Griffon's revolving credit facility (the "Credit Agreement"). The net proceeds of the previously issued $125,000 add-on offering were used to pay down outstanding revolving loan borrowings under the Credit Agreement.

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On December 18, 2017, Griffon commenced an offer to exchange all of the $275,000 Senior Notes issued on October 2, 2017 for substantially identical Senior Notes registered under the Securities Act of 1933. On July 20, 2016 and June 18, 2014, Griffon exchanged all of the $125,000 and $600,000 Senior Notes, respectively, for substantially identical Senior Notes registered under the Securities Act of 1933 via an exchange offer. The fair value of the Senior Notes approximated $1,020,000 on December 31, 2017 based upon quoted market prices (level 1 inputs). In connection with the issuance and exchange of the $275,000 senior notes, Griffon capitalized $8,434 of underwriting fees and other expenses; Griffon capitalized $3,016 of underwriting fees and other expenses in connection with the $125,000 senior notes; and Griffon capitalized $10,313 in connection with the previously issued $600,000 senior notes. All capitalized fees will amortize over the term of the notes.

(b)
On March 22, 2016, Griffon amended the Credit Agreement to increase the credit facility from $250,000 to $350,000, extend its maturity date from March 13, 2020 to March 22, 2021 and modify certain other provisions of the facility. On October 2, 2017, Griffon further amended the Credit Agreement in association with the ClosetMaid acquisition to modify the net leverage covenant through the quarter ended March 31, 2019. The facility includes a letter of credit sub-facility with a limit of $50,000 and a multi-currency sub-facility of $50,000. The Credit Agreement provides for same day borrowings of base rate loans. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility or the occurrence of an event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, in each case without a floor, plus an applicable margin, which adjusts based on financial performance. Current margins are 1.25% for base rate loans and 2.25% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries (except that a lien on the assets of Griffon's material domestic subsidiaries securing a limited amount of the debt under the Credit Agreement relating to Griffon's Employee Stock Ownership Plan ("ESOP") ranks pari passu with the lien granted on such assets under the Credit Agreement; see footnote (e) below). At December 31, 2017, under the Credit Agreement, there were $147,743 in outstanding borrowings; standby letters of credit were $14,938; and $187,319 was available, subject to certain loan covenants, for borrowing at that date.

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

(d)
In September 2015 and March 2016, Griffon entered into mortgage loans in the amounts of $32,280 and $8,000, respectively. The mortgage loans are secured by four properties occupied by Griffon's subsidiaries. The loans mature in September 2025 and April 2018, respectively, are collateralized by the specific properties financed and are guaranteed by Griffon. The loans bear interest at a rate of LIBOR plus 1.50%. At December 31, 2017, mortgage loans outstanding relating to continuing operations was $22,743, net of issuance costs.

(e)
In August 2016, Griffon’s ESOP entered into an agreement that refinanced the existing ESOP loan into a new Term Loan in the amount of $35,092 (the "Agreement"). The Agreement also provided for a Line Note with $10,908 available to purchase shares of Griffon common stock in the open market. During 2017, Griffon's ESOP purchased 621,875 shares of common stock for a total of $10,908 or $17.54 per share, under a borrowing line that has now been fully utilized. On June 30, 2017, the Term Loan and Line Note were combined into a single Term Loan. The Term Loan bears interest at LIBOR plus 2.50%. The Term Loan requires a quarterly principal payment of $569 with a balloon payment due at maturity on March 22, 2020. As of December 31, 2017, $41,827, net of issuance costs, was outstanding under the Term Loan. The Term Loan is secured by shares purchased with the proceeds of the loan and with a lien on a specific amount of Griffon assets (which lien ranks pari passu with the lien granted on such assets under the Credit Agreement) and is guaranteed by Griffon.

(f)
Two Griffon subsidiaries have capital leases outstanding for real estate located in Troy, Ohio and Ocala, Florida. The leases mature in 2021 and 2022, respectively, and bear interest at fixed rates of approximately 5.0% and 8.0%, respectively. The Troy Ohio lease is secured by a mortgage on the real estate and is guaranteed by Griffon. The Ocala, Florida lease contains two five-year renewal options. At December 31, 2017, $9,606 was outstanding, net of issuance costs.

(g)
In November 2012, Garant G.P. (“Garant”) entered into a CAD $15,000 ($11,901 as of December 31, 2017) revolving credit facility.  The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (2.98% LIBOR USD and 2.78% Bankers Acceptance Rate CDN as of December 31, 2017). The revolving facility matures in October 2019. Garant is required to maintain a certain minimum equity.  At December 31, 2017, there were no borrowings under the revolving credit facility with CAD 15,000 ($11,901 as of December 31, 2017) available for borrowing.

In July 2016, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries ("Griffon Australia") entered into an AUD 30,000 term loan and an AUD 10,000 revolver. The term loan refinanced two existing term loans and the revolver replaced two existing lines. In December 2016, the amount available under the revolver was increased from AUD 10,000 to AUD 20,000 and, in March 2017, the term loan commitment was increased by AUD 5,000 to AUD 33,500. In September 2017, the term commitment was increased by AUD 15,000 to AUD 46,750. The term loan requires quarterly principal payments of AUD 1,250 plus interest, with a balloon payment of AUD 37,125 due upon maturity in June 2019, and accrues interest at Bank Bill Swap Bid Rate “BBSY” plus 2.00% per annum (3.84% at December 31, 2017). As of December 31, 2017, the term loan had an outstanding balance of AUD 44,625 ($34,765 as of December 31, 2017). The revolving facility matures in November 2018, but is renewable upon mutual agreement with the bank, and accrues interest at BBSY plus 2.0% per annum (3.70% at December 31, 2017). At December 31, 2017, the revolver had an outstanding balance of AUD 6,000 ($4,675 at December 31, 2017). The revolver and the term loan are both secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon guarantees the term loan. Griffon Australia is required to maintain a certain minimum equity level and is subject to a maximum leverage ratio and a minimum fixed charges cover ratio.

(h)	Other long-term debt consists primarily of a loan with the Pennsylvania Industrial Development Authority, with the balance consisting of capital leases.
At December 31, 2017, Griffon and its subsidiaries were in compliance with the terms and covenants of all credit and loan agreements.

NOTE 9 — SHAREHOLDERS’ EQUITY

During the first quarter of 2018, the Company paid a quarterly cash dividend of $0.07 per share. During 2017, the Company paid quarterly cash dividends of $0.06 per share, totaling $0.24 per share for the year. Dividends paid on shares in the ESOP were used to offset ESOP loan payments and recorded as a reduction of debt service payments and compensation expense. A dividend payable was established for the holders of restricted shares; such dividends will be released upon vesting of the underlying restricted shares.

On January 30, 2018, the Board of Directors declared a quarterly cash dividend of $0.07 per share, payable on March 22, 2018 to shareholders of record as of the close of business on February 22, 2018.

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

On January 29, 2016, shareholders approved the Griffon Corporation 2016 Equity Incentive Plan ("Incentive Plan") under which awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, restricted stock units, deferred shares and other stock-based awards may be granted. On January 31, 2018, shareholders approved Amendment No. 1 to the Incentive Plan pursuant to which, among other things, 1,000,000 shares were added to the Incentive Plan. Options granted under the Incentive Plan may be either “incentive stock options” or nonqualified stock options, generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The maximum number of shares of common stock available for award under the Incentive Plan is 3,350,000 (600,000 of which may be issued as incentive stock options), plus (i) any shares reserved for issuance under the 2011 Equity Incentive Plan as of the effective date of the Incentive Plan, and (ii) any shares underlying awards outstanding on such effective date under the 2011 Incentive Plan that are canceled or forfeited. As of December 31, 2017, there were 305,512 shares available for grant; after giving effect to Amendment No. 1 to the Incentive Plan, there would have been 1,260,622 shares available for grant as of such date, contemplating 44,890 of restricted share awards granted on January 31, 2018.

All grants outstanding under former equity plans will continue under their terms; no additional awards will be granted under such plans.

During the first quarter of 2018, Griffon granted 1,008,756 shares of restricted stock and restricted stock units. This included 480,756 shares of restricted stock and restricted stock units, subject to certain performance conditions, with vesting periods of three years, with a total fair value of $9,980, or a weighted average fair value of $20.76 per share. This also included 528,000 shares of restricted stock granted to two senior executives with a vesting period of four years and a two year post-vesting holding period, subject to the achievement of certain absolute and relative performance conditions relating to the price of Griffon's common stock. So long as the minimum performance condition is attained, the amount of shares that can vest will range from 384,000 to 528,000. The total fair value of these restricted shares is approximately $7,008, or a weighted average fair value of $13.27.

For the quarters ended December 31, 2017 and 2016, stock based compensation expense totaled $2,555 and $2,452, respectively.

During the quarter ended December 31, 2017, 191,332 shares, with a market value of $4,332 or $22.64 per shares were withheld to settle employee taxes due to the vesting of restricted stock, and were added to treasury.

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

On August 3, 2016, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under this share repurchase program, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. There were no repurchases under this program during the quarter ended December 31, 2017. As of December 31, 2017, $49,437 remains under the August 3, 2016 Board authorization.

From August 2011 to December 31, 2017, Griffon repurchased 15,984,854 shares of common stock, for a total of $211,621 or $13.24 per share, under Board authorized repurchase programs.

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

The following table is a reconciliation of the share amounts (in thousands) used in computing earnings per share:

	Three Months Ended December 31,
	2017	2016
Weighted average shares outstanding - basic	41,923	39,336
Incremental shares from stock based compensation	1,413	1,922
Convertible debt matured 2017	—	1,054

Weighted average shares outstanding - diluted	43,336	42,312

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

NOTE 11 – BUSINESS SEGMENTS

Griffon’s reportable segments from continuing operations are as follows:

•
HBP is a leading manufacturer and marketer of residential and commercial garage doors to professional dealers and to some of the largest home center retail chains in North America; a global provider of long-handled tools and landscaping products for homeowners and professionals; and a leading North American manufacturer and marketer of closet organization, home storage, and garage storage products to home center retail chains, mass merchandisers, and direct-to builder professional installers.

•	Telephonics is recognized globally as a leading provider of highly sophisticated intelligence, surveillance and communications solutions for defense, aerospace and commercial customers.

On September 5, 2017, Griffon announced it would explore strategic alternatives for PPC and on November 15, 2017, announced it entered into a definitive agreement to sell PPC to Berry for $475 million in cash. The transaction is subject to regulatory approval and customary closing conditions, and is expected to close in the first quarter of calendar 2018. As a result, Griffon classified the results of operations of the PPC business as discontinued operations in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operations as held for sale in the consolidated balance sheets; all results and information presented exclude PPC unless otherwise noted. PPC is a global leader in the development and production of embossed, laminated and printed specialty plastic films for hygienic, health-care and industrial products and sells to some of the world's largest consumer products companies. See Note 14, Discontinued Operations to the Notes of the Financial Statements.

On October 2, 2017, Griffon acquired ClosetMaid. ClosetMaid, founded in 1965, is a leading North American manufacturer and marketer of closet organization, home storage, and garage storage products, and sells to some of the largest home center retail chains, mass merchandisers, and direct-to-builder professional installers in North America. The accounts of ClosetMaid, affected for preliminary adjustments to reflect fair market values assigned to assets purchased and liabilities assumed, are included in the Company’s consolidated financial statements from the date of acquisition of October 2, 2017. ClosetMaid is part of the HBP segment. For the quarter ended December 31, 2017, ClosetMaid's income from operations before taxes was $677,575.

Information on Griffon’s reportable segments from continuing operations is as follows:

	For the Three Months Ended December 31,
REVENUE	2017	2016
Home & Building Products:
AMES	$139,982	$120,724
CBP	154,236	143,460
ClosetMaid	76,760	—
Home & Building Products	370,978	264,184
Telephonics	66,325	88,093
Total consolidated net sales	$437,303	$352,277

The following table reconciles segment operating profit to income before taxes from continuing operations:

	For the Three Months Ended December 31,
INCOME BEFORE TAXES FROM CONTINUING OPERATIONS	2017	2016
Segment operating profit:
Home & Building Products	$27,751	$22,640
Telephonics	1,480	5,391
Segment operating profit from continuing operations	29,231	28,031
Net interest expense	(16,642)	(13,289)
Unallocated amounts	(10,436)	(10,311)
Acquisition costs	(1,612)	—
Cost of life insurance benefit	(2,614)	—
Income (loss) before taxes from continuing operations	$(2,073)	$4,431

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

The following table provides a reconciliation of Segment adjusted EBITDA to Income before taxes from continuing operations:

	For the Three Months Ended December 31,
	2017	2016
Segment adjusted EBITDA:
Home & Building Products	$39,457	$31,807
Telephonics	4,199	8,108
Total Segment adjusted EBITDA	43,656	39,915
Net interest expense	(16,642)	(13,289)
Segment depreciation and amortization	(12,852)	(11,884)
Unallocated amounts	(10,436)	(10,311)
Acquisition costs	(3,185)	—
Cost of life insurance benefit	(2,614)	—
Income (loss) before taxes from continuing operations	$(2,073)	$4,431

Unallocated amounts typically include general corporate expenses not attributable to a reportable segment.

	For the Three Months Ended December 31,
DEPRECIATION and AMORTIZATION	2017	2016
Segment:
Home & Building Products	$10,133	$9,167
Telephonics	2,719	2,717
Total segment depreciation and amortization	12,852	11,884
Corporate	106	104
Total consolidated depreciation and amortization	$12,958	$11,988

CAPITAL EXPENDITURES
Segment:
Home & Building Products	$6,658	$6,391
Telephonics	1,943	1,296
Total segment	8,601	7,687
Corporate	2,184	3
Total consolidated capital expenditures	$10,785	$7,690

ASSETS	At December 31, 2017	At September 30, 2017
Segment assets:
Home & Building Products	$1,345,467	$1,084,103
Telephonics	325,766	343,445
Total segment assets	1,671,233	1,427,548
Corporate	128,727	71,980
Total continuing assets	1,799,960	1,499,528
Assets of discontinued operations	380,555	374,013
Consolidated total	$2,180,515	$1,873,541

NOTE 12 – EMPLOYEE BENEFIT PLANS

Defined benefit pension expense (income) was as follows:

	Three Months Ended December 31,
	2017	2016
Interest cost	$1,407	$1,402
Expected return on plan assets	(2,684)	(2,736)
Amortization:
Prior service cost	4	4
Recognized actuarial loss	525	832
Pension settlement	13,715	—
Net periodic expense (income)	$12,967	$(498)

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)

As a result of the recent passing of our Chairman of the Board, who participated in a Supplemental Executive Retirement Plan relating to his tenure as Chief Executive Officer (a position from which he retired in 2008), the pension benefit liability was reduced by $13,715 at December 31, 2017, with the offset, net of tax, recorded in Other Comprehensive Income.

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS
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

In May 2014, the FASB issued guidance on revenue from contracts with customers. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved, in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. This guidance permits the use of either the retrospective or cumulative effect transition method and is effective for the Company beginning in 2019; early adoption is permitted beginning in 2018. The Company has commenced its initial assessment to assess the impact, if any, the new revenue standard will have on the Company’s consolidated financial statements. During this initial assessment, the Company has identified certain differences that will likely have the most impact; however, how significant of an impact cannot be determined during this phase of the Company’s implementation process. These differences relate to the new concepts of variable consideration, consideration payable and the focus on control to determine when and how revenue should be recognized (i.e. point in time versus over time). The FASB has also issued the following additional guidance clarifying certain issues on revenue from contracts with customers; Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients and Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. The Company expects to complete its initial assessments by the end of the third quarter of 2018 and expects to finalize its implementation process prior to the adoption of the new revenue standard on October 1, 2018.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements, and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 14 – DISCONTINUED OPERATIONS

PPC

On September 5, 2017, Griffon announced it would explore strategic alternatives for PPC and on November 16, 2017, announced it entered into a definitive agreement to sell PPC to Berry for $475 million in cash. The transaction is subject to regulatory approval and customary closing conditions, and is expected to close in the first quarter of calendar 2018. As a result, Griffon classified the results of operations of the PPC business as discontinued operations in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operations as held for sale in the consolidated balance sheets. All results and information presented exclude PPC unless otherwise noted. PPC is a global leader in the development and production of embossed, laminated and printed specialty plastic films for hygienic, health-care and industrial products and sells to some of the world's largest consumer products companies.

The following amounts related to the PPC segment have been segregated from Griffon's continuing operations and are reported as discontinued operations:

	For the Three Months Ended December 31,
	2017	2016
Revenue	$120,430	$114,823
Cost of goods and services	95,944	95,438
Gross profit	24,486	19,385
Selling, general and administrative expenses	12,108	10,861
Income from discontinued operations	12,378	8,524
Other income (expense)
Interest expense, net	60	78
Other, net	852	(99)
Total other income (expense)	912	(21)
Income from operations of discontinued operations	$11,466	$8,545

The above table excludes depreciation and amortization from the current year results since PPC is classified as a discontinued operations and accordingly, the Company ceased depreciation and amortization in accordance with discontinued operations accounting guidelines. Depreciation and amortization would have been approximately $7,400 in the quarter ended December 31, 2017.

The following amounts related to the PPC segment have been segregated from Griffon's continuing operations and are reported as assets and liabilities of discontinued operations in the consolidated balance sheets:

	At December 31, 2017	At September 30, 2017
ASSETS
Accounts receivable, net	$52,004	$51,768
Inventories, net	46,552	45,742
Prepaid and other current assets	10,904	11,000
PROPERTY, PLANT AND EQUIPMENT, net	191,793	185,940
GOODWILL	56,865	57,087
INTANGIBLE ASSETS, net	12,228	12,298
OTHER ASSETS	6,929	6,889
Total Assets Held for Sale	$377,275	370,724
LIABILITIES
Notes payable and current portion of long-term debt	$11,929	$11,163
Accounts payable	29,705	36,619
Accrued liabilities	14,407	14,553
LONG-TERM DEBT, net	10,348	10,549
OTHER LIABILITIES	19,348	11,566
Total Liabilities Held for Sale	$85,737	$84,450

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

Installation Services operating results have been reported as discontinued operations in the Consolidated Statements of Operations and Comprehensive Income (Loss) for all periods presented; Installation Services is excluded from segment reporting. There was no reported revenue in the quarters ended December 31, 2017 and 2016.

During the year ended September 30, 2017, Griffon recorded $5,700 of reserves in discontinued operations related to historical environmental remediation efforts and to increase the reserve for homeowner association claims (HOA) related to the Clopay Services Corporation discontinued operations in 2008.

The following amounts related to the Installation Services segment, discontinued in 2008, and other businesses discontinued several years ago, which have been segregated from Griffon’s continuing operations, and are reported as assets and liabilities of discontinued operations not held for sale in the Condensed Consolidated Balance Sheets:

	At December 31, 2017	At September 30, 2017
Assets of discontinued operations not held for sale:
Prepaid and other current assets	$328	$329
Other long-term assets	2,952	2,960
Total assets of discontinued operations not held for sale	$3,280	$3,289

Liabilities of discontinued operations not held for sale:
Accrued liabilities, current	$3,924	$8,342
Other long-term liabilities	5,225	3,037
Total liabilities of discontinued operations not held for sale	$9,149	$11,379

There was no Installation Services revenue or income for the quarter ended December 31, 2017 or 2016.

NOTE 15 – OTHER INCOME (EXPENSE)

For the quarters ended December 31, 2017 and 2016, Other income (expense) included $(437) and ($132), respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $(5) and $87, respectively, of net investment income (loss).

NOTE 16 – WARRANTY LIABILITY

Telephonics offers warranties against product defects for periods generally ranging from one to two years, depending on the specific product and terms of the customer purchase agreement. CBP also offers warranties against product defects for periods generally ranging from one to ten years, with limited lifetime warranties on certain door models. Typical warranties require CBP, ClosetMaid and Telephonics to repair or replace the defective products during the warranty period at no cost to the customer. At the time revenue is recognized, Griffon records a liability for warranty costs, estimated based on historical experience, and periodically assesses its warranty obligations and adjusts the liability as necessary. AMES offers an express limited warranty for a period of ninety days on all products from the date of original purchase unless otherwise stated on the product or packaging.

Changes in Griffon’s warranty liability, included in Accrued liabilities, were as follows:

	Three Months Ended December 31,
	2017	2016
Balance, beginning of period	$6,236	$6,322
Warranties issued and changes in estimated pre-existing warranties	1,475	1,294
Actual warranty costs incurred	(2,492)	(1,601)
Other warranty liabilities assumed from acquisitions	$836	$—
Balance, end of period	$6,055	$6,015

NOTE 17 – OTHER COMPREHENSIVE INCOME (LOSS)

The amounts recognized in other comprehensive income (loss) were as follows:

	Three Months Ended December 31, 2017			Three Months Ended December 31, 2016
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(1,289)	$—	$(1,289)	$(13,479)	$—	$(13,479)
Pension and other defined benefit plans	14,244	(4,685)	9,559	836	(292)	544
Cash flow hedges	130	(42)	88	2,272	(649)	1,623
Total other comprehensive income (loss)	$13,085	$(4,727)	$8,358	$(10,371)	$(941)	$(11,312)

The components of Accumulated other comprehensive income (loss) are as follows:

	December 31, 2017	September 30, 2017
Foreign currency translation adjustments	$(33,517)	$(32,227)
Pension and other defined benefit plans	(18,580)	(28,140)
Change in Cash flow hedges	(26)	(114)
	$(52,123)	$(60,481)

Amounts reclassified from accumulated other comprehensive income (loss) to income were as follows:

	For the Three Months Ended December 31,
Gain (Loss)	2017	2016
Pension amortization	$(529)	$(836)
Cash flow hedges	(7)	(649)
Total gain (loss)	(536)	(1,485)
Tax benefit (expense)	161	97
Total	$(375)	$(1,388)

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

Upon acceptance of the feasibility study, DEC issued a Proposed Remedial Action Plan (“PRAP”) that sets forth the proposed remedy for the site. The PRAP accepted the recommendation contained in the feasibility study for remediation of the soil and groundwater media, but selected a different remediation alternative for the sediment medium. The approximate cost and the current net capital cost value of the remedy proposed by DEC in the PRAP is $10,000. After receiving public comments on the PRAP, the DEC issued a Record of Decision (“ROD”) that set forth the specific remedies selected and responded to public comments. The remedies selected by the DEC in the ROD are the same remedies as those set forth in the PRAP.

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

NOTE 19 — CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the domestic assets of Clopay Building Products Company, Inc., Clopay Plastic Products Company, Inc. ("PPC"), Telephonics Corporation, The AMES Companies, Inc., ATT Southern, Inc., Clopay Ames True Temper Holding Corp., and ClosetMaid, LLC, all of which are indirectly 100% owned by Griffon. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act of 1933, presented below are condensed consolidating financial information as of December 31, 2017 and September 30, 2017 and for the three months ended December 31, 2017 and 2016. The financial information may not necessarily be indicative of the results of operations or financial position of the guarantor companies or non-guarantor companies had they operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly-owned subsidiaries accounted for under the equity method.

The indenture relating to the Senior Notes (the “Indenture”) contains terms providing that, under certain limited circumstances, a guarantor will be released from its obligations to guarantee the Senior Notes.  These circumstances include (i) a sale of at least a majority of the stock, or all or substantially all the assets, of the subsidiary guarantor as permitted by the Indenture; (ii) a public equity offering of a subsidiary guarantor that qualifies as a “Minority Business” as defined in the Indenture (generally, a business the EBITDA of which constitutes less than 50% of the segment adjusted EBITDA of the Company for the most recently ended four fiscal quarters), and that meets certain other specified conditions as set forth in the Indenture; (iii) the designation of a guarantor as an “unrestricted subsidiary” as defined in the Indenture, in compliance with the terms of the Indenture; (iv) Griffon exercising its right to defease the Senior Notes, or to otherwise discharge its obligations under the Indenture, in each case in accordance with the terms of the Indenture; and (v) upon obtaining the requisite consent of the holders of the Senior Notes. Accordingly, at the time of closing of the sale of PPC, the guarantee given by PPC relating to the Senior Notes will be released.

CONDENSED CONSOLIDATING BALANCE SHEETS
At December 31, 2017

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CURRENT ASSETS
Cash and equivalents	$5,931	$31,437	$47,052	$—	$84,420
Accounts receivable, net of allowances	—	174,330	60,864	(23,171)	212,023
Contract costs and recognized income not yet billed, net of progress payments	—	119,529	671	—	120,200
Inventories, net	—	307,201	52,573	70	359,844
Prepaid and other current assets	34,622	20,748	3,499	5,968	64,837
Assets of discontinued operations held for sale	—	176,788	200,487	—	377,275
Assets of discontinued operations not held for sale	—	—	328	—	328
Total Current Assets	40,553	830,033	365,474	(17,133)	1,218,927
PROPERTY, PLANT AND EQUIPMENT, net	715	248,481	31,529	—	280,725
GOODWILL	—	346,898	38,178	—	385,076
INTANGIBLE ASSETS, net	93	216,478	60,589	—	277,160
INTERCOMPANY RECEIVABLE	587,623	772,461	391,237	(1,751,321)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	1,066,860	883,171	1,817,051	(3,767,082)	—
OTHER ASSETS	6,070	12,402	(1,323)	(1,474)	15,675
ASSETS OF DISCONTINUED OPERATIONS NOT HELD FOR SALE	—	—	2,952	—	2,952
Total Assets	$1,701,914	$3,309,924	$2,705,687	$(5,537,010)	$2,180,515
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$2,854	$3,249	$6,490	$—	$12,593
Accounts payable and accrued liabilities	37,122	229,702	56,099	(7,627)	315,296
Liabilities of discontinued operations held for sale	—	42,635	43,102	—	85,737
Liabilities of discontinued operations not held for sale	—	—	3,924	—	3,924
Total Current Liabilities	39,976	275,586	109,615	(7,627)	417,550

LONG-TERM DEBT, net	1,177,811	8,610	51,972	—	1,238,393
INTERCOMPANY PAYABLES	63,607	1,324,279	334,212	(1,722,098)	—
OTHER LIABILITIES	(14,293)	76,997	4,919	16,911	84,534
LIABILITIES OF DISCONTINUED OPERATIONS NOT HELD FOR SALE	—	—	5,225	—	5,225
Total Liabilities	1,267,101	1,685,472	505,943	(1,712,814)	1,745,702
SHAREHOLDERS’ EQUITY	434,813	1,624,452	2,199,744	(3,824,196)	434,813
Total Liabilities and Shareholders’ Equity	$1,701,914	$3,309,924	$2,705,687	$(5,537,010)	$2,180,515

CONDENSED CONSOLIDATING BALANCE SHEETS
At September 30, 2017

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CURRENT ASSETS
Cash and equivalents	$3,240	$8,066	$36,375	$—	$47,681
Accounts receivable, net of allowances	—	168,731	59,929	(20,431)	208,229
Contract costs and recognized income not yet billed, net of progress payments	—	131,383	279	—	131,662
Inventories, net	—	246,605	52,759	73	299,437
Prepaid and other current assets	21,131	15,854	3,002	80	40,067
Assets of discontinued operations held for sale	—	168,306	202,418	—	370,724
Assets of discontinued operations not held for sale	—	—	329	—	329
Total Current Assets	24,371	738,945	355,091	(20,278)	1,098,129

PROPERTY, PLANT AND EQUIPMENT, net	645	200,362	31,128	—	232,135
GOODWILL	—	280,797	38,342	—	319,139
INTANGIBLE ASSETS, net	93	143,415	61,619	—	205,127
INTERCOMPANY RECEIVABLE	552,017	757,608	915,551	(2,225,176)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	863,149	877,641	1,613,891	(3,354,681)	—
OTHER ASSETS	12,171	12,054	(1,002)	(7,172)	16,051
ASSETS OF DISCONTINUED OPERATIONS NOT HELD FOR SALE	—	—	2,960	—	2,960
Total Assets	$1,452,446	$3,010,822	$3,017,580	$(5,607,307)	$1,873,541
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$2,854	$1,471	$6,753	$—	$11,078
Accounts payable and accrued liabilities	14,683	199,784	46,111	6,631	267,209
Liabilities of discontinued operations held for sale	—	47,426	37,024	—	84,450
Liabilities of discontinued operations not held for sale	—	—	8,342	—	8,342
Total Current Liabilities	17,537	248,681	98,230	6,631	371,079
LONG-TERM DEBT, net	903,609	6,044	58,427	—	968,080
INTERCOMPANY PAYABLES	84,068	1,259,413	854,518	(2,197,999)	—
OTHER LIABILITIES	48,424	76,036	14,135	(6,058)	132,537
LIABILITIES OF DISCONTINUED OPERATIONS NOT HELD FOR SALE	—	—	3,037	—	3,037
Total Liabilities	1,053,638	1,590,174	1,028,347	(2,197,426)	1,474,733
SHAREHOLDERS’ EQUITY	398,808	1,420,648	1,989,233	(3,409,881)	398,808
Total Liabilities and Shareholders’ Equity	$1,452,446	$3,010,822	$3,017,580	$(5,607,307)	$1,873,541

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended December 31, 2017

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$351,312	$92,519	$(6,528)	$437,303
Cost of goods and services	—	262,575	60,779	(6,895)	316,459
Gross profit	—	88,737	31,740	367	120,844
Selling, general and administrative expenses	11,337	74,513	20,049	(92)	105,807
Income (loss) from operations	(11,337)	14,224	11,691	459	15,037
Other income (expense)
Interest income (expense), net	(6,774)	(6,202)	(3,666)	—	(16,642)
Other, net	(5)	323	(324)	(462)	(468)
Total other income (expense)	(6,779)	(5,879)	(3,990)	(462)	(17,110)
Income (loss) before taxes	(18,116)	8,345	7,701	(3)	(2,073)
Provision (benefit) for income taxes	(29,692)	2,734	2,057	(3)	(24,904)
Income (loss) before equity in net income of subsidiaries	11,576	5,611	5,644	—	22,831
Equity in net income (loss) of subsidiaries	19,413	(652)	5,611	(24,372)	—
Income from continuing operations	$30,989	$4,959	$11,255	$(24,372)	$22,831
Income from operations of discontinued businesses	—	6,420	5,046	—	11,466
Provision from income taxes	—	2,060	1,248	—	3,308
Income from discontinued operations	—	4,360	3,798	—	8,158

Net Income (loss)	$30,989	$9,319	$15,053	$(24,372)	$30,989
Comprehensive income (loss)	$39,347	$22,769	$47,447	$(70,216)	$39,347

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended December 31, 2016

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$291,336	$68,551	$(7,610)	$352,277
Cost of goods and services	—	218,839	44,554	(7,860)	255,533
Gross profit	—	72,497	23,997	250	96,744
Selling, general and administrative expenses	6,644	54,991	17,341	(92)	78,884
Income (loss) from operations	(6,644)	17,506	6,656	342	17,860
Other income (expense)
Interest income (expense), net	(4,027)	(5,954)	(3,308)	—	(13,289)
Other, net	(28)	402	(172)	(342)	(140)
Total other income (expense)	(4,055)	(5,552)	(3,480)	(342)	(13,429)
Income (loss) before taxes	(10,699)	11,954	3,176	—	4,431
Provision (benefit) for income taxes	(9,029)	5,864	552	—	(2,613)
Income (loss) before equity in net income of subsidiaries	(1,670)	6,090	2,624	—	7,044
Equity in net income (loss) of subsidiaries	13,934	(3,983)	6,090	(16,041)	—
Income (loss) from continuing operations	12,264	2,107	8,714	(16,041)	7,044
Income from operation of discontinued businesses	—	3,491	5,054	—	8,545
Provision (benefit) from income taxes	—	1,804	1,521	—	3,325
Income (loss) from discontinued operations	—	1,687	3,533	—	5,220
Net Income (loss)	$12,264	$3,794	$12,247	$(16,041)	$12,264

Comprehensive income (loss)	$952	$(2,849)	$18,890	$(16,041)	$952

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2017

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$30,989	$9,319	$15,053	$(24,372)	$30,989
Net (income) loss from discontinued operations	—	(4,360)	(3,798)	—	(8,158)
Net cash provided by (used in) operating activities:	(68,932)	48,147	15,131	—	(5,654)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(121)	(7,984)	(2,680)	—	(10,785)
Acquired businesses, net of cash acquired	(194,001)	(4,682)	—	—	(198,683)
Proceeds from sale of assets	—	7	432	—	439
Net cash provided by investing activities	(194,122)	(12,659)	(2,248)	—	(209,029)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(4,332)	—	—	—	(4,332)
Proceeds from long-term debt	326,094	976	(976)	—	326,094
Payments of long-term debt	(45,719)	(1,776)	(5,478)	—	(52,973)
Change in short-term borrowings	—	35	—	—	35
Share premium payment on settled debt	—	—	—	—	—
Financing costs	(7,392)	—	—	—	(7,392)
Purchase of ESOP shares	—	—	—	—	—
Dividends paid	(2,990)	—	—	—	(2,990)
Other, net	84	(10,524)	10,524	—	84
Net cash provided by (used in) financing activities	265,745	(11,289)	4,070	—	258,526
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	—	(827)	(5,592)	—	(6,419)
Effect of exchange rate changes on cash and equivalents	—	(1)	(684)	—	(685)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	2,691	23,371	10,677	—	36,739
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	3,240	8,066	36,375	—	47,681
CASH AND EQUIVALENTS AT END OF PERIOD	$5,931	$31,437	$47,052	$—	$84,420

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2016

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$12,264	$3,794	$12,247	$(16,041)	$12,264
Net (income) loss from discontinued operations	—	(1,687)	(3,533)	—	(5,220)
Net cash provided by (used in) operating activities:	(8,907)	(334)	9,523	—	282
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(3)	(6,919)	(768)	—	(7,690)
Acquired businesses, net of cash acquired	—	—	(6,051)	—	(6,051)
Proceeds from sale of assets	—	86	—	—	86
Net cash provided by (used in) investing activities	(3)	(6,833)	(6,819)	—	(13,655)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(15,073)	—	—	—	(15,073)
Proceeds from long-term debt	32,213	—	6,843	—	39,056
Payments of long-term debt	(788)	(329)	(6,178)	—	(7,295)
Financing costs	(172)	—	—	—	(172)
Purchase of ESOP shares	(9,213)	—	—	—	(9,213)
Dividends paid	(2,499)	—	—	—	(2,499)
Other, net	(349)	(243)	243	—	(349)
Net cash provided by (used in) financing activities	4,119	(572)	908	—	4,455
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	—	(6,204)	(3,945)	—	(10,149)
Effect of exchange rate changes on cash and equivalents	—	—	(1,217)	—	(1,217)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(4,791)	(13,943)	(1,550)	—	(20,284)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	6,517	27,692	38,344	—	72,553
CASH AND EQUIVALENTS AT END OF PERIOD	$1,726	$13,749	$36,794	$—	$52,269

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

On September 5, 2017, Griffon announced it would explore strategic alternatives for Clopay Plastic Products Company, Inc. ("PPC") and on November 16, 2017, announced it entered into a definitive agreement to sell PPC to Berry Global Group, Inc. (NYSE:BERY) ("Berry") for $475 million in cash. The transaction is subject to regulatory approval and customary closing conditions, and is expected to close in the first quarter of calendar 2018. As a result, Griffon classified the results of operations of the PPC business as discontinued operations in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operations as held for sale in the consolidated balance sheets. All results and information presented exclude PPC unless otherwise noted. PPC is a global leader in the development and production of embossed, laminated and printed specialty plastic films for hygienic, health-care and industrial products and sells to some of the world's largest consumer products companies. See Note 14, Discontinued Operations.

On October 2, 2017, Griffon acquired ClosetMaid LLC ("ClosetMaid"). ClosetMaid, founded in 1965, is a leading North American manufacturer and marketer of closet organization, home storage, and garage storage products, and sells to some of the largest home center retail chains, mass merchandisers, and direct-to-builder professional installers in North America. The accounts, affected for preliminary adjustments to reflect fair market values assigned to assets purchased and liabilities assumed, and results of operations of ClosetMaid are included in the Company’s consolidated financial statements from the date of acquisition of October 2, 2017. See Note 3, Acquisitions.

Griffon currently conducts its operations through two reportable segments:

•	Home & Building Products (“HBP”) consists of three companies, The AMES Companies, Inc. (“AMES”), Clopay Building Products Company, Inc. (“CBP”) and ClosetMaid:

-	AMES, founded in 1774, is the leading US manufacturer and a global provider of long-handled tools and landscaping products for homeowners and professionals.

-	CBP, since 1964, is a leading manufacturer and marketer of residential and commercial garage doors and sells to professional dealers and some of the largest home center retail chains in North America.

-
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

From October 2008 through May 10, 2017, Griffon's Employee Stock Ownership Plan ("ESOP") purchased 4,562,371 shares of Griffon's common stock, for a total of $54,186 or $11.88 per share. During the year ended September 30, 2017, Griffon's ESOP purchased 621,875 shares of common stock for a total of $10,908 or $17.54 per share. As of December 31, 2017, the ESOP holds 5,784,229 allocated and unallocated shares, or 12% of Griffon's outstanding shares, with a related loan balance of $41,827, net of issuance costs.

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

On November 6, 2017, AMES acquired Harper, a division of Horizon Global, for approximately $5,000. Harper is a leading U.S. manufacturer of cleaning products for professional, home, and industrial use. The acquisition will broaden AMES’ long-handled tool offering in North America to include brooms, brushes, and other cleaning tools and accessories. The acquisition is expected to contribute approximately $10,000 in revenue in the first twelve months after the acquisition.

From August 2011 through December 31, 2017, Griffon repurchased 20,429,298 shares of its common stock, for a total of $261,621 or $12.81 per share. This included the repurchase of 15,984,854 shares on the open market, as well as the December 10, 2013 repurchase of 4,444,444 shares from GS Direct for $50,000, or $11.25 per share. In each of August 2011, May 2014, March 2015, July 2015 and August 2016, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under these programs, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. At December 31, 2017, $49,437 remains under the August 3, 2016 Board authorization.

On November 17, 2011, the Company began declaring quarterly dividends. For the three months ended December 31, 2017, and during 2017, 2016 and 2015, the Company declared and paid dividends per share of $0.07, $0.24, $0.20 and $0.16, respectively, for total dividends of $29,767 paid during this period.

On January 30, 2018, the Board of Directors declared a quarterly cash dividend of $0.07 per share, payable on March 22, 2018 to shareholders of record as of the close of business on February 22, 2018 .

As of December 31, 2017, Griffon had outstanding $1,000,000 of 5.25% Senior Notes due 2022 ("Senior Notes"), which were issued in three tranches and under the same indenture.  During 2014, Griffon issued $600,000 of Senior Notes, the proceeds of which were primarily used to redeem $550,000 of 7.125% senior notes due 2018.  In May 2016, the Company completed an add-on offering of $125,000 principal amount of Senior Notes, the proceeds of which were used to pay down outstanding revolving loan borrowings under the Credit Agreement.  On October 2, 2017, Griffon completed an add-on offering of $275,000 aggregate principal amount of Senior Notes, the proceeds of which were used to purchase ClosetMaid and to pay down outstanding revolving loan borrowings under the Credit Agreement).

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

On September 5, 2017, Griffon announced that after having received from qualified parties unsolicited inquiries to acquire PPC, Griffon would explore strategic alternatives for PPC, and on November 16, 2017, announced it entered into a definitive agreement to sell PPC to Berry for $475 million in cash. Griffon expects to close on the transaction in the first calendar quarter of 2018.

On October 2, 2017, Griffon completed the acquisition of ClosetMaid, a market leader of home storage and organization products, for approximately $185,700, inclusive of post-closing adjustments, or $165,000 net of the estimated present value of tax benefits under the current tax law. ClosetMaid adds to Griffon's Home and Building Products segment, complementing and diversifying Griffon's portfolio of leading consumer brands and products. ClosetMaid is expected to generate approximately $300,000 in revenue in the first twelve months after the acquisition.

OVERVIEW

Revenue for the quarter ended December 31, 2017 was $437,303 compared to $352,277 in the prior year quarter, an increase of 24%, primarily driven by increased revenue at Home & Building Products from both recent acquisitions and organic growth, partially offset by decreased revenue at Telephonics. Income from continuing operations was $22,831 or $0.53 per share, compared to $7,044 or $0.17 per share, in the prior year quarter. The current quarter results from continuing operations included the following:

–	Acquisition costs of $3,185 ($2,348, net of tax, or $0.05 per share);

–	Cost of life insurance benefit of $2,614 ($248, net tax, or $0.01); and

–	Discrete and certain other tax benefits, net, of $(23,018) or $(0.53) per share.

The prior year quarter included net tax benefits of $4,421 or $0.10 per share, primarily related to discrete benefits for the adoption of recent Financial Accounting Standards Board guidance, which requires the Company to recognize excess tax benefits from the vesting of equity awards within income tax expense.

Excluding these items from the respective quarterly results, Income from continuing operations would have been $2,409 or $0.06 per share in the current quarter compared to $2,623 or $0.06 per share in the prior year quarter.

Griffon evaluates performance based on Income from Continuing operations and the related Earnings per share excluding restructuring charges, loss on debt extinguishment, acquisition related expenses and discrete and certain other tax items, as well as other items that may affect comparability, as applicable. Griffon believes this information is useful to investors for the same reason. The following table provides a reconciliation of Income from continuing operations to Adjusted income from continuing operations and Earnings per share from continuing operations to Adjusted earnings per share from continuing operations:

GRIFFON CORPORATION AND SUBSIDIARIES
RECONCILIATION OF INCOME FROM CONTINUING OPERATIONS
TO ADJUSTED INCOME FROM CONTINUING OPERATIONS
(Unaudited)

	For the Three Months Ended December 31,
	2017	2016
Income from continuing operations	$22,831	$7,044

Adjusting items, net of tax:
Acquisition costs	2,348	—
Cost of life insurance benefit	248	—
Discrete and certain other tax benefits	(23,018)	(4,421)

Adjusted income from continuing operations	$2,409	$2,623

Diluted earnings per common share from continuing operations	$0.53	$0.17

Adjusting items, net of tax:
Acquisition costs	0.05	—
Cost of life insurance benefit	0.01	—
Discrete and certain other tax benefits	(0.53)	(0.10)

Adjusted earnings per common share from continuing operations	$0.06	$0.06

Weighted-average shares outstanding (in thousands)	43,336	42,312

Note: Due to rounding, the sum of earnings per common share and adjusting items, net of tax, may not equal adjusted earnings per common share.

RESULTS OF CONTINUING OPERATIONS

Three months ended December 31, 2017 and 2016

Griffon evaluates performance and allocates resources based on each segment's operating results before interest income and expense, income taxes, depreciation and amortization, and unallocated amounts (mainly corporate overhead), restructuring charges, loss on debt extinguishment and acquisition related expenses, and as well as other items that may affect comparability, as applicable (“Segment adjusted EBITDA”). Griffon believes this information is useful to investors for the same reason. The following table provides a reconciliation of Segment operating profit from continuing operations to Income before taxes from continuing operations:

	For the Three Months Ended December 31,
	2017	2016
Segment operating profit:
Home & Building Products	$27,751	$22,640
Telephonics	1,480	5,391
Segment operating profit from continuing operations	29,231	28,031
Net interest expense	(16,642)	(13,289)
Unallocated amounts	(10,436)	(10,311)
Acquisition costs	(1,612)	—
Cost of life insurance benefit	(2,614)	—
Income before taxes from continuing operations	$(2,073)	$4,431

The following table provides a reconciliation of Segment adjusted EBITDA from continuing operations to Income (loss) before taxes from continuing operations:

	For the Three Months Ended December 31,
	2017	2016
Segment adjusted EBITDA:
Home & Building Products	$39,457	$31,807
Telephonics	4,199	8,108
Total Segment adjusted EBITDA	43,656	39,915
Net interest expense	(16,642)	(13,289)
Segment depreciation and amortization	(12,852)	(11,884)
Unallocated amounts	(10,436)	(10,311)
Acquisition costs	(3,185)	—
Cost of life insurance benefit	(2,614)	—
Income (loss) before taxes from continuing operations	$(2,073)	$4,431

Home & Building Products

	For the Three Months Ended December 31,
	2017		2016
Revenue:
AMES	$139,982		$120,724
CBP	154,236		143,460
ClosetMaid	76,760		—
Home & Building Products	$370,978		$264,184
Segment operating profit	$27,751	7.5%	$22,640	8.6%
Depreciation and amortization	10,133		9,167
Acquisition costs	1,573		—
Segment adjusted EBITDA	$39,457	10.6%	$31,807	12.0%

For the quarter ended December 31, 2017, revenue increased $106,794 or 40%, compared to the prior year quarter due to the acquisition of ClosetMaid and AMES' acquisitions of Tuscan Path, La Hacienda, Hills and Harper, as well as, favorable mix and price increases at CBP, and increased shipments of Canadian snow tools and certain pots and planters sales.
For the quarter ended December 31, 2017, Segment operating profit of $27,751 increased 23% from $22,640 in the prior year quarter. Excluding the impact of acquisition related costs, Segment operating profit would have been $29,324, increasing 30% from the prior year quarter, primarily driven by the increased revenue as noted above. Segment depreciation and amortization increased $966 from the prior year quarter primarily from acquisitions.

On October 2, 2017, Griffon completed the acquisition of ClosetMaid, a market leader of home storage and organization products, for $185,700, inclusive of post-closing adjustments, or $165,000 net of the estimated present value of tax benefits under the current tax law. ClosetMaid adds to Griffon's Home and Building Products segment, complementing and diversifying Griffon's portfolio of leading consumer brands and products. ClosetMaid is expected to generate approximately $300,000 in revenue in the first twelve months after the acquisition.

On November 6, 2017, AMES acquired Harper Brush Works (“Harper”), a division of Horizon Global, for approximately $5,000. Harper is a leading U.S. manufacturer of cleaning products for professional, home, and industrial use. The acquisition will broaden AMES’ long-handled tool offering in North America to include brooms, brushes, and other cleaning tools and accessories. The acquisition is expected to contribute approximately $10,000 in revenue in the first twelve months after the acquisition.

Prior year acquisitions

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

Telephonics

	For the Three Months Ended December 31,
	2017		2016
Revenue	$66,325		$88,093
Segment operating profit	$1,480	2.2%	$5,391	6.1%
Depreciation and amortization	2,719		2,717
Segment adjusted EBITDA	$4,199	6.3%	$8,108	9.2%

For the quarter ended December 31, 2017, revenue decreased $21,768 or 25% compared to the prior year quarter, primarily due to decreased maritime surveillance radar and airborne intercommunications systems revenue.

For the quarter ended December 31, 2017, Segment operating profit decreased $3,911 or 73% compared to the prior year quarter, primarily driven by reduced margin on decreased revenue noted above.

During the three months ended December 31, 2017, Telephonics was awarded several new contracts and received incremental funding on existing contracts approximating $47,500. Contract backlog was $332,000 at December 31, 2017, with 70% expected to be fulfilled in the next 12 months. Backlog was $350,900 at September 30, 2017. Backlog is defined as unfilled firm orders for products and services for which funding has been both authorized and appropriated by the customer or Congress, in the case of US government agencies. The decrease in backlog was primarily due to the timing of various US and international contract awards associated with radar and surveillance opportunities.

Unallocated

For the quarter ended December 31, 2017, unallocated amounts totaled $10,436 compared to $10,311 in the prior year. The increase in the current quarter compared to the respective prior year period primarily relates to compensation and incentive expenses.

Segment Depreciation and Amortization

Segment depreciation and amortization increased $968 for the quarter ended December 31, 2017 compared to the comparable prior year period, primarily due to depreciation and amortization on acquired assets acquired in acquisitions.

Other Income (Expense)

For the quarters ended December 31, 2017 and 2016, Other income (expense) included $(437) and ($132), respectively, of net currency exchange losses in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $(5) and $87, respectively, of net investment income (loss).

Provision for income taxes

On December 22, 2017, the “Tax Cuts and Jobs Act” ("TCJA") was signed into law, significantly impacting several sections of the Internal Revenue Code. ASC 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017, or in the case of certain other provisions, January 1, 2018. Though certain key aspects of the TCJA are effective January 1, 2018 and have an immediate accounting effect, other significant provisions are not effective or may not result in accounting effects for September 30 fiscal year companies until October 1, 2018.
Given the significance of the TCJA, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allows registrants to record provisional amounts during a one year “measurement period”. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed.
Among the significant changes to the U.S. Internal Revenue Code, the TCJA lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The Company will compute its income tax expense for the September 30, 2018 fiscal year using a blended Federal Tax Rate of 24.5%. The 21% Federal Tax Rate will apply to fiscal years ending September 30, 2019 and each year thereafter.

The Company has recorded provisional amounts for the effects of the TCJA where accounting is not complete but a reasonable estimate has been determined. The company recorded a $23,941 benefit on the revaluation of deferred tax liabilities as a provisional amount for the re-measurement of deferred tax assets and liabilities, as well as an amount for deductible executive compensation expense, both of which have been reflected in the tax benefit for the quarter ended December 31, 2017.

A reasonable estimate cannot yet be made and therefore taxes are reflected based on the law in effect prior to the enactment of the TCJA for the impact of the one-time mandatory repatriation transition tax on the net accumulated earnings and profits of a U.S. taxpayer’s foreign subsidiaries, bonus depreciation expensing for qualified property placed in service after September 27, 2017 and the impact on state income taxes.

The provisional amounts incorporate assumptions made based upon the Company’s current interpretation of the TCJA and may change as the Company receives additional clarification and implementation guidance.

In accordance with SAB 118 adjustments recorded to the provisional amounts will be reflected within the measurement period through the quarter ended December 31, 2018 and will be included in income from continuing operations and net income as an adjustment to tax expense.

In the quarter ended December 31, 2017, the Company recognized a tax benefit of $24,904 on a Loss before taxes from continuing operations of $2,073, compared to a tax benefit of $2,613 on Income before taxes from continuing operations of $4,431 in the comparable prior year quarter.

The quarters ended December 31, 2017 and 2016 tax rates included net tax benefits that affect comparability of $23,018 and $4,421, respectively. The current year quarter ended December 31, 2017 included discrete tax benefits from the December 22, 2017 tax reform bill primarily from approximately $23,941 related to revaluation of deferred tax liabilities. The prior year quarter ended December 31, 2016 included discrete benefits from the adoption of Financial Accounting Standards Board guidance which requires the Company to recognize excess tax benefits from the vesting of equity awards within income tax expense. Excluding these tax items, the effective tax rates for the quarters ended December 31, 2017 and 2016 were 35.4% and 40.8%, respectively.

Stock based compensation

For the quarters ended December 31, 2017 and 2016, stock based compensation expense totaled $2,555 and $2,452, respectively.

Comprehensive income (loss)

For the quarter ended December 31, 2017, total other comprehensive income, net of taxes, of $8,358, included a $1,289 loss from foreign currency translation adjustments primarily due to the weakening of the Australian and Canadian currencies, offset by the strengthening of the Euro currency, all in comparison to the US Dollar, a $9,559 benefit from pension amortization of actuarial losses and a $88 gain on cash flow hedges.

For the quarter ended December 31, 2016, total other comprehensive loss, net of taxes, of $11,312, included a $13,479 loss from foreign currency translation adjustments primarily due to the weakening of the Euro, Canadian and Australian currencies, all in comparison to the US Dollar, a $544 benefit from pension amortization of actuarial losses and a $1,623 gain on cash flow hedges.

Discontinued operations

Plastic Products Company

On September 5, 2017, Griffon announced it would explore strategic alternatives for Clopay Plastic Products Company, Inc. ("PPC") and on November 16, 2017, announced it entered into a definitive agreement to sell PPC to Berry for $475 million in cash. As a result, the following PPC results have been classified PPC as a discontinued operation.

	For the Three Months Ended December 31,
	2017		2016
Revenue	$120,430		$114,823
Segment operating profit	$12,448	10.3%	$8,031	7.0%
Depreciation and amortization	—		6,406
Segment adjusted EBITDA	$12,448	10.3%	$14,437	12.6%

For the quarter ended December 31, 2017, revenue increased $5,607 or 5% compared to the prior year quarter driven by increased volume in North America, favorable product mix in Europe and favorable resin pricing of $1,500, or 1%, partially offset by reduced volume in Europe and unfavorable mix in North America. PPC adjusts selling prices based on underlying resin costs on a delayed basis.

For the quarter ended December 31, 2017, Segment operating profit increased $4,417 or 55% compared to the prior year quarter. Depreciation and amortization was excluded from the current year results since PPC is classified as a discontinued operations and accordingly, the Company ceased depreciation and amortization in accordance with discontinued operations accounting guidelines. Depreciation and amortization would have been approximately $7,400 in the quarter ended December 31, 2017. Including depreciation and amortization in the current year results, Segment operating profit would have been approximately $5,048, a decrease of $2,983 or 37%, driven by unfavorable product mix. Resin pricing did not have a material impact on EBITDA for the quarter.

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

Griffon substantially concluded remaining disposal activities in 2009. There was no revenue or income from the Installation Services’ business for the quarters ended December 31, 2017 and 2016.

During the year ended September 30, 2017, Griffon recorded $5,700 of reserves in discontinued operations related to historical environmental remediation efforts and to increase the reserve for homeowner association claims (HOA) related to installation services.

At December 31, 2017, Griffon’s assets and liabilities for discontinued operations primarily related to income taxes and product liability, warranty and environmental reserves. Future net cash outflows to satisfy liabilities related to disposal activities accrued as of December 31, 2017 are estimated to be $5,679.

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

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

Cash Flows from Continuing Operations	For the Three Months Ended December 31,
(in thousands)	2017	2016
Net Cash Flows Provided by (Used In):
Operating activities	$(5,654)	$282
Investing activities	(209,029)	(13,655)
Financing activities	258,526	4,455

Cash used from continuing operations for the three months ended December 31, 2017 was $5,654 compared to a source of $282 in the prior year period. Current assets net of current liabilities, excluding short-term debt, cash and fair value acquisition related adjustments, increased to $728,196 at December 31, 2017 compared to $690,447 at September 30, 2017, primarily due to increases in inventory and prepaid and other current assets as well as decreases in accounts payable and accrued expenses, partially offset by decreases in accounts receivable.

During the quarter ended December 31, 2017, Griffon used $209,029 of cash in investing activities from continuing operations compared to $13,655 used in the prior year, with the increase primarily driven by acquisitions. On October 2, 2017, Griffon completed the acquisition of ClosetMaid, a market leader of home storage and organization products, for approximately $185,700, inclusive of post-closing adjustments, or $165,000 net of the estimated present value of tax benefits under the current tax law. Additionally, on November 6, 2017, AMES acquired Harper, a division of Horizon Global, for approximately $5,000. Harper is a leading U.S. manufacturer of cleaning products for professional, home, and industrial use. In the prior year quarter ended December 31, 2016, AMES Australia acquired Hills for approximately $6,051 (AUD 8,400). Capital expenditures for the quarter ended December 31, 2017 totaled $10,785, an increase of $3,095 from the prior year.

During the quarter ended December 31, 2017, cash provided by financing activities from continuing operations totaled $258,526 compared to the $4,455 provided in the prior year. On October 2, 2017, Griffon completed an add-on offering of $275,000 aggregate principal amount of 5.25% senior notes due 2022 in an unregistered offering through a private placement. The $275,000 senior notes were issued under the same indenture pursuant to which Griffon previously issued $725,000 in aggregate principal amount of its 5.25% Senior Notes due 2022. The proceeds were used, among other things, to purchase ClosetMaid and for general corporate purposes (including to temporarily reduce the outstanding balance of Griffon's revolving credit facility (the "Credit Agreement")).

At December 31, 2017, there were $147,743 in outstanding borrowings under the Credit Agreement compared to no outstanding borrowings at the same date in the prior year.

On August 3, 2016, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under these share repurchase programs, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. There were no repurchases under these programs during the quarter ended December 31, 2017. As of December 31, 2017, $49,437 remains under the August 2016 Board authorization. In addition, during the quarter ended December 31, 2017, 191,332 shares, with a market value of $4,332, or $22.64 per share, were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock.

During the quarter ended December 31, 2017, the Board of Directors approved a quarterly cash dividends of $0.07 per share each. On January 30, 2018, the Board of Directors declared a quarterly cash dividend of $0.07 per share, payable on March 22, 2018 to shareholders of record as of the close of business on February 22, 2018.

Payments related to Telephonics revenue are received in accordance with the terms of development and production subcontracts; certain of such receipts are progress or performance based payments. With respect to HBP, there have been no material adverse impacts on payment for sales.

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue from continuing operations. For the quarter ended December 31, 2017:

•	The United States Government and its agencies, through either prime or subcontractor relationships, represented 9% of Griffon’s consolidated revenue and 60% of Telephonics’ revenue.

•	The Home Depot represented 19% of Griffon’s consolidated revenue and 22% of HBP’s revenue.

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

Cash and Equivalents and Debt	December 31,	September 30,
(in thousands)	2017	2017
Cash and equivalents	$84,420	$47,681
Notes payables and current portion of long-term debt	12,593	11,078
Long-term debt, net of current maturities	1,238,393	968,080
Debt discount/premium and issuance costs	16,803	13,243
Total debt	1,267,789	992,401
Debt, net of cash and equivalents	$1,183,369	$944,720

On October 2, 2017, in an unregistered offering through a private placement under Rule 144A, Griffon completed the add-on offering of $275,000 principal amount of its 5.25% senior notes due 2022, at 101.00% of par, to Griffon's previously issued $125,000 principal amount of its 5.25% senior notes due 2022, at 98.76% of par, completed on May 18, 2016 and $600,000 5.25% senior notes due 2022, at par, completed on February 27, 2014 (collectively the “Senior Notes”). As of December 31, 2017, outstanding Senior Notes due totaled $1,000,000; interest is payable semi-annually on March 1 and September 1. The net proceeds of the $275,000 add-on offering were used, among other things, to acquire ClosetMaid with the remaining proceeds used to pay down outstanding loan borrowings under Griffon's Credit Agreement. The net proceeds of the previously issued $125,000 add-on offering were used to pay down outstanding revolving loan borrowings under Griffon's Credit Agreement.

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On December 18, 2017, July 20, 2016 and June 18, 2014, Griffon exchanged all of the $275,000, $125,000 and $600,000 Senior Notes, respectively, for substantially identical Senior Notes registered under the Securities Act of 1933 via an exchange offer. The fair value of the Senior Notes approximated $1,020,000 on December 31, 2017 based upon quoted market prices (level 1 inputs). In connection with the issuance and exchange of the $275,000 senior notes, Griffon capitalized $8,434 of underwriting fees and other expenses; Griffon capitalized $3,016 of underwriting fees and other expenses in connection with the $125,000 senior notes; and Griffon capitalized $10,313 in connection with the previously issued $600,000 senior notes. All capitalized fees will amortize over the term of the notes.

On March 22, 2016, Griffon amended the Credit Agreement to increase the credit facility from $250,000 to $350,000, extend its maturity from March 13, 2020 to March 22, 2021, and modify certain other provisions of the facility. On October 2, 2017, Griffon further amended the Credit Agreement in association with the ClosetMaid Acquisition to modify the net leverage covenant through the quarter ended March 31, 2019. The facility includes a letter of credit sub-facility with a limit of $50,000 and a multi-currency sub-facility of $50,000. The Credit Agreement provides for same day borrowings of base rate loans. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility or the occurrence of an event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, in each case without a floor, plus an applicable margin, which adjusts based on financial performance. Current margins are 1.25% for base rate loans and 2.25% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries (except that a lien on the assets of Griffon's material domestic subsidiaries securing a limited amount of the debt under the Credit Agreement relating to Griffon's Employee Stock Ownership Plan ("ESOP") ranks pari passu with the lien granted on such assets under the Credit Agreement). At December 31, 2017, there were $147,743 in outstanding borrowings and standby letters of credit were $14,938 under the Credit Agreement; $187,319 was available, subject to certain loan covenants, for borrowing at that date.

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

In September 2015 and March 2016, Griffon entered into mortgage loans in the amounts of $32,280 and $8,000, respectively. The mortgage loans are secured by four properties occupied by Griffon's subsidiaries. The loans mature in September 2025 and April 2018, respectively, are collateralized by the specific properties financed and are guaranteed by Griffon. The loans bear interest at a rate of LIBOR plus 1.50%. At December 31, 2017, mortgage loans outstanding relating to continuing operations was $22,743, net of issuance costs.

In August 2016, Griffon’s ESOP entered into an agreement that refinanced the existing ESOP loan into a new Term Loan in the amount of $35,092 (the "Agreement"). The Agreement also provided for a Line Note with $10,908 available to purchase shares of Griffon common stock in the open market. During 2017, Griffon's ESOP purchased 621,875 shares of common stock for a total of $10,908 or $17.54 per share, under a borrowing line that has now been fully utilized. On June 30, 2017, the Term Loan and Line Note were combined into a single Term Loan. The Term Loan bears interest at LIBOR plus 2.50%. The Term Loan requires a quarterly principal payment of $569 with a balloon payment due at maturity on March 22, 2020. As of December 31, 2017, $41,827, net of issuance costs, was outstanding under the Term Loan. The Term Loan is secured by shares purchased with the proceeds of the loan and with a lien on a specific amount of Griffon assets (which lien ranks pari passu with the lien granted on such assets under the Credit Agreement) and is guaranteed by Griffon.

Two Griffon subsidiaries have capital leases outstanding for real estate located in Troy, Ohio and Ocala, Florida. The leases both mature in 2022, and bear interest at a fixed rates of approximately 5.0% and 8.0%, respectively. The Troy Ohio lease is secured by a mortgage on the real estate and is guaranteed by Griffon. The Ocala, Florida lease contains two five-year renewal options. At December 31, 2017, $9,606 was outstanding, net of issuance costs.

In November 2012, Garant G.P. (“Garant”) entered into a CAD $15,000 ($11,901 as of December 31, 2017) revolving credit facility. The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (2.98% LIBOR USD and 2.78% Bankers Acceptance Rate CDN as of December 31, 2017). The revolving facility matures in October 2019. Garant is required to maintain a certain minimum equity.  At December 31, 2017, there were no borrowings under the revolving credit facility with CAD 15,000 ($$11,901as of December 31, 2017) available for borrowing.

In July 2016, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries ("Griffon Australia") entered into an AUD 30,000 term loan and an AUD 10,000 revolver. The term loan refinanced two existing term loans and the revolver replaced two existing lines. In December 2016, the amount available under the revolver was increased from AUD 10,000 to AUD 20,000 and, in March 2017, the term loan commitment was increased by AUD 5,000 to AUD 33,500. In September 2017, the term commitment was increased by AUD 15,000 to AUD 46,750. The term loan requires quarterly principal payments of AUD 1,250 plus interest, with a balloon payment of AUD 37,125 due upon maturity in June 2019, and accrues interest at Bank Bill Swap Bid Rate “BBSY” plus 2.00% per annum (3.84% at December 31, 2017). As of December 31, 2017, the term loan had an outstanding balance of AUD 44,625 ($34,765 as of December 31, 2017). The revolving facility matures in November 2018, but is renewable upon mutual agreement with the bank, and accrues interest at BBSY plus 2.0% per annum (3.70% at December 31, 2017). At December 31, 2017, the revolver had an outstanding balance of AUD 6,000 ($4,675 at December 31, 2017). The revolver and the term loan are both secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon guarantees the term loan. Griffon Australia is required to maintain a certain minimum equity level and is subject to a maximum leverage ratio and a minimum fixed charges cover ratio.

Other long-term debt consists primarily of a loan with the Pennsylvania Industrial Development Authority, with the balance consisting of capital leases.

At December 31, 2017, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements.

On August 3, 2016, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under this share repurchase program, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. There were no repurchases under these programs during the quarter ended December 31, 2017. From August 2011 through December 31, 2017, Griffon repurchased 20,429,298 shares of its common stock, for a total of $261,621 or $12.81 per share. This included the repurchase of 15,984,854 shares on the open market, as well as the December 10, 2013 repurchase of 4,444,444 shares from GS Direct for $50,000, or $11.25 per share. As of December 31, 2017, $49,437 remains under the August 2016 Board authorization.

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

In addition, during the quarter ended December 31, 2017, 191,332 shares, with a market value of $4,332, or $22.64 per share, were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock.

On November 17, 2011, the Company began declaring quarterly dividends. During 2017, the Company declared and paid dividends totaling $0.24 per share. During the quarter ended December 31, 2017, the Board of Directors approved a quarterly cash dividend of $0.07 per share. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends.

On January 30, 2018, the Board of Directors declared a quarterly cash dividend of $0.07 per share, payable on March 22, 2018 to shareholders of record as of the close of business on February 22, 2018.

During the quarter months ended December 31, 2017 and 2016, Griffon used cash for discontinued operations from operating, investing and financing activities of $6,419 and $10,149, respectively, primarily related to PPC operations and capital expenditures, and expenditures related to remaining Installation Services liabilities and environmental costs.

CRITICAL ACCOUNTING POLICIES

The preparation of Griffon’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on assets, liabilities, revenue and expenses. These estimates can also affect supplemental information contained in public disclosures of Griffon, including information regarding contingencies, risk and its financial condition. These estimates, assumptions and judgments are evaluated on an ongoing basis and based on historical experience, current conditions and various other assumptions, and form the basis for estimating the carrying values of assets and liabilities, as well as identifying and assessing the accounting treatment for commitments and contingencies. Actual results may materially differ from these estimates. There have been no changes in Griffon’s critical accounting policies from September 30, 2017.

Griffon’s significant accounting policies and procedures are explained in the Management Discussion and Analysis section in the Annual Report on Form 10-K for the year ended September 30, 2017. In the selection of the critical accounting policies, the objective is to properly reflect the financial position and results of operations for each reporting period in a consistent manner that can be understood by the reader of the financial statements. Griffon considers an estimate to be critical if it is subjective and if changes in the estimate using different assumptions would result in a material impact on the financial position or results of operations of Griffon.

RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issues, from time to time, new financial accounting standards, staff positions and emerging issues task force consensus. See the Notes to Condensed Consolidated Financial Statements for a discussion of these matters.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, especially “Management’s Discussion and Analysis”, contains certain “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income (loss), earnings, cash flows, revenue, changes in operations, operating improvements, industries in which Griffon Corporation (the “Company” or “Griffon”) operates and the United States and global economies. Statements in this Form 10-Q that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” “may,” “will,” “estimates,” “intends,” “explores,” “opportunities,” the negative of these expressions, use of the future tense and similar words or phrases. Such forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, among others: current economic conditions and uncertainties in the housing, credit and capital markets; Griffon’s ability to achieve expected savings from cost control, restructuring, integration and disposal initiatives; the ability to identify and successfully consummate and integrate value-adding acquisition opportunities; increasing competition and pricing pressures in the markets served by Griffon’s operating companies; the ability of Griffon’s operating companies to expand into new geographic and product markets and to anticipate and meet customer demands for new products and product enhancements and innovations; reduced military spending by the government on projects for which Griffon’s Telephonics Corporation supplies products, including as a result of defense budget cuts or other government actions; the ability of the federal government to fund and conduct its operations; increases in the cost of raw materials such as resin, wood and steel; changes in customer demand or loss of a material customer at one of Griffon’s operating companies; the potential impact of seasonal variations and uncertain weather patterns on certain of Griffon’s businesses; political events that could impact the worldwide economy; a downgrade in Griffon’s credit ratings; changes in international economic conditions including interest rate and currency exchange fluctuations; the reliance by certain of Griffon’s businesses on particular third party suppliers and manufacturers to meet customer demands; the relative mix of products and services offered by Griffon’s businesses, which impacts margins and operating efficiencies; short-term capacity constraints or prolonged excess capacity; unforeseen developments in contingencies, such as litigation, regulatory and environmental matters; unfavorable results of government agency contract audits of Telephonics Corporation; Griffon’s ability to adequately protect and maintain the validity of patent and other intellectual property rights; the cyclical nature of the businesses of certain of Griffon’s operating companies; and possible terrorist threats and actions and their impact on the global economy. Additional important factors that could cause the statements made in this Quarterly Report on Form 10-Q or the actual results of operations or financial condition of Griffon to differ are discussed under the caption “Item 1A. Risk Factors” and “Special Notes Regarding Forward-Looking Statements” in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2017. Readers are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date made. Griffon undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Foreign Exchange

Griffon conducts business in various non-US countries, primarily in Canada, Australia, Mexico and China; therefore, changes in the value of the currencies of these countries affect Griffon's financial position and cash flows when translated into US Dollars. Griffon has generally accepted the exposure to exchange rate movements relative to its non-US operations. Griffon may, from time to time, hedge its currency risk exposures. A change of 10% or less in the value of all applicable foreign currencies would not have a material effect on Griffon’s financial position and cash flows.

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

PART II - OTHER INFORMATION

Item 1    Legal Proceedings
None

Item 1A    Risk Factors

In addition to the other information set forth in this report, carefully consider the factors discussed in Item 1A to Part I in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2017, which could materially affect Griffon’s business, financial condition or future results. The risks described in Griffon’s Annual Report on Form 10-K are not the only risks facing Griffon. Additional risks and uncertainties not currently known to Griffon or that Griffon currently deems to be immaterial also may materially adversely affect Griffon’s business, financial condition and/or operating results.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

(c)    ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(1)
October 1 - 31, 2017	—		$—	—
November 1 - 30, 2017	190,097	(2)	—	—
December 1 - 31, 2017	1,235	(2)	—	—
Total	191,332		$—	—	$49,437

1.
On August 3, 2016, the Company’s Board of Directors authorized the repurchase of up to $50,000 of Griffon common stock; as of December 31, 2017, an aggregate of $49,437 remained available for the purchase of Griffon common stock under the August 3, 2016 Board authorization.

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

Item 4    Mine Safety Disclosures
None

Item 5    Other Information

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Amendment No. 1 to the Griffon Corporation 2016 Equity Incentive Plan

On January 31, 2018, Griffon’s stockholders approved Amendment No. 1 to the Griffon Corporation Equity Incentive Plan (the "Incentive Plan") at the 2018 annual meeting of stockholders (the “Annual Meeting”), pursuant to which 1,000,000 shares were added to the Incentive Plan and which provided that any dividend or other distribution payable with respect to a restricted share award (or with respect to any other award), will be paid if, and only at such time as, the restricted share award (or other award) vests.

This summary description of Amendment No. 1 to the Incentive Plan is qualified in its entirety by reference to (i) the description of the Incentive Plan and Amendment No. 1 to the Incentive Plan included in Griffon’s Proxy Statement relating to its Annual Meeting filed with the Securities and Exchange Commission on December 18, 2017 (the “Proxy Statement”), and (ii) the actual Incentive Plan and Amendment No. 1 to the Incentive Plan, a copy of each which were included as Annexes A and B to the Proxy Statement, respectively, and are incorporated herein by reference.

Submission of Matters to a Vote of Security Holders.

On January 31, 2018, Griffon held its Annual Meeting. Of the 47,310,984 shares of common stock outstanding and entitled to vote, 45,393,721 shares, or 96%, were represented at the meeting in person or by proxy, and therefore a quorum was present. The final results for each of the matters submitted to a vote of stockholders at the Annual Meeting are as follows:

Item No. 1: All of the Board’s nominees for Class II directors were elected to serve until Griffon’s 2021 Annual Meeting of Stockholders, by the votes set forth below:

Nominee	For	Withheld	Broker Non-Votes

Henry A. Alpert*	40,838,041	2,545,158	2,010,522
Bradley J. Gross	41,562,267	1,820,932	2,010,522
General Donald J. Kutyna	41,715,248	1,667,951	2,010,522
Kevin Sullivan	42,260,018	1,123,181	2,010,522

Item No. 2: The stockholders approved, on an advisory basis, the compensation of the named executive officers as disclosed in Griffon’s Proxy Statement, by the votes set forth below:

For	Against	Abstain	Broker Non-votes
36,239,515	5,851,674	1,292,010	2,010,522

Item No. 3: The stockholders approved Amendment No. 1 to the Incentive Plan, by the votes set forth below:

For	Against	Abstain	Broker Non-votes
41,545,996	1,397,346	439,857	2,010,522

Item No. 4: The stockholders ratified the appointment of Grant Thornton LLP as Griffon’s independent registered public accounting firm for fiscal 2018, by the votes set forth below:

For	Against	Abstain
45,003,081	244,632	146,008

*As previously disclosed, Harvey R. Blau, who was up for re-election as a Class II director, passed away prior to the Annual Meeting. In accordance with the Proxy Statement, the Board, upon the recommendation of the Nominating and Corporate Governance Committee, designated Mr. Henry A. Alpert as the substitute nominee for the Class II directorship for which Mr. Blau was nominated. As a result, any shares voted by proxy FOR the election of Mr. Blau as a Class II director at the Annual Meeting were instead voted for the election of Mr. Alpert as a Class II director. Because Mr. Alpert was elected as a Class II director at the Annual Meeting, concurrently with such election, he ceased to serve as a Class III director. The Board intends to appoint a successor director to fill the resulting Class III director vacancy in due course in accordance with the terms of the Company’s certificate of incorporation and by-laws.

Mr. Blau was also the Company’s Chairman of the Board. The Board has appointed Ronald J. Kramer, the Company’s Chief Executive Officer, to succeed Mr. Blau as Chairman of the Board.

Item 6	Exhibits

10.1
Transaction Agreement, dated as of November 15, 2017, by and among Clopay Ames True Temper Holding Corp., Clopay Plastic Products Company, Inc. and Berry Global, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed November 21, 2017 (Commission File No. 1-06620)).

10.2*
Amendment No. 1 to the Griffon Corporation 2016 Equity Incentive Plan (incorporated by reference to Annex B to Griffon’s Proxy Statement relating to the 2018 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on December 18, 2017 (Commission File No. 1-06620)).

10.3*	Griffon Corporation Director Compensation Program, Amended and Restated as of January 31, 2018.

31.1	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentations Document

*	Indicates a management contract or compensatory plan or arrangement.

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

Date: February 1, 2018