Form 10-Q
period 2018-03-31
GRIFFON CORP
filed 2018-05-04
CIK 50725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2018

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

The number of shares of common stock outstanding at April 30, 2018 was 45,756,488.

Griffon Corporation and Subsidiaries

Part I – Financial Information
Item 1 – Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited)
	March 31, 2018	September 30, 2017
CURRENT ASSETS
Cash and equivalents	$236,456	$47,681
Accounts receivable, net of allowances of $6,192 and $5,966	271,966	208,229
Contract costs and recognized income not yet billed, net of progress payments of $4,139 and $4,407	122,156	131,662
Inventories, net	384,467	299,437
Prepaid and other current assets	47,160	40,067
Assets of discontinued operations held for sale	—	370,724
Assets of discontinued operations not held for sale	328	329
Total Current Assets	1,062,533	1,098,129
PROPERTY, PLANT AND EQUIPMENT, net	291,516	232,135
GOODWILL	422,473	319,139
INTANGIBLE ASSETS, net	286,156	205,127
OTHER ASSETS	15,670	16,051
ASSETS OF DISCONTINUED OPERATIONS NOT HELD FOR SALE	2,952	2,960
Total Assets	$2,081,300	$1,873,541

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$12,917	$11,078
Accounts payable	256,014	183,951
Accrued liabilities	113,479	83,258
Liabilities of discontinued operations held for sale	—	84,450
Liabilities of discontinued operations not held for sale	50,927	8,342
Total Current Liabilities	433,337	371,079
LONG-TERM DEBT, net	1,078,462	968,080
OTHER LIABILITIES	90,458	132,537
LIABILITIES OF DISCONTINUED OPERATIONS NOT HELD FOR SALE	5,025	3,037
Total Liabilities	1,607,282	1,474,733
COMMITMENTS AND CONTINGENCIES - See Note 18
SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	474,018	398,808
Total Liabilities and Shareholders’ Equity	$2,081,300	$1,873,541

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION
(in thousands)	SHARES	PAR VALUE			SHARES	COST			TOTAL
Balance at September 30, 2017	80,663	$20,166	$487,077	$480,347	33,557	$(489,225)	$(60,481)	$(39,076)	$398,808
Net income	—	—	—	121,269	—	—	—	—	121,269
Dividend	—	—	—	(49,650)	—	—	—	—	(49,650)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	197	(4,446)	—	—	(4,446)
Amortization of deferred compensation	—	—	—	—	—	—	—	1,672	1,672
Common stock acquired	—	—	—	—	1,438	(28,415)	—	—	(28,415)
Equity awards granted, net	811	203	(203)	—	—	—	—	—	—
ESOP allocation of common stock	—	—	1,101	—	—	—	—	—	1,101
Stock-based compensation	—	—	4,920	—	—	—	—	—	4,920
Other comprehensive income, net of tax	—	—	—	—	—	—	28,759	—	28,759
Balance at March 31, 2018	81,474	$20,369	$492,895	$551,966	35,192	$(522,086)	$(31,722)	$(37,404)	$474,018

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Revenue	$478,560	$383,807	$915,863	$736,084
Cost of goods and services	357,087	284,938	673,546	540,471
Gross profit	121,473	98,869	242,317	195,613

Selling, general and administrative expenses	103,675	81,933	209,482	160,817

Income from operations	17,798	16,936	32,835	34,796

Other income (expense)
Interest expense	(16,806)	(12,720)	(33,645)	(26,015)
Interest income	762	15	959	21
Other, net	1,434	(62)	966	(202)
Total other expense, net	(14,610)	(12,767)	(31,720)	(26,196)

Income before taxes from continuing operations	3,188	4,169	1,115	8,600
Provision (benefit) from income taxes	1,237	2,219	(23,667)	(394)
Income from continuing operations	$1,951	$1,950	$24,782	$8,994

Discontinued operations:
Income from operations of discontinued operations (including a gain on sale of $117,625 in 2018)	$113,376	$6,070	124,842	14,615
Provision for income taxes (including tax on gain on sale of $31,268 in 2018)	25,047	2,975	28,355	6,300
Income from discontinued operations (including a gain on sale, net of tax of $86,357 in 2018)	$88,329	$3,095	96,487	8,315

Net income	$90,280	$5,045	$121,269	$17,309

Income from continuing operations	$0.05	$0.05	$0.59	$0.22
Income from discontinued operations	2.13	0.07	2.31	0.21
Basic earnings per common share	$2.18	$0.12	$2.91	$0.43

Weighted-average shares outstanding	41,477	41,277	41,700	40,307

Income from continuing operations	$0.05	$0.05	$0.58	$0.21
Income from discontinued operations	2.07	0.07	2.24	0.19
Diluted earnings per common share	$2.11	$0.12	$2.82	$0.40

Weighted-average shares outstanding	42,765	43,229	43,062	42,776

Dividends paid per common share	$0.07	$0.06	$0.14	$0.12

Net income	$90,280	$5,045	$121,269	$17,309

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	19,714	8,409	18,425	(5,070)
Pension and other post retirement plans	247	544	9,806	1,088
Change in cash flow hedges	440	(1,020)	528	603
Total other comprehensive income (loss), net of taxes	20,401	7,933	28,759	(3,379)
Comprehensive income (loss), net	$110,681	$12,978	$150,028	$13,930

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES - CONTINUING OPERATIONS:
Net income	$121,269	$17,309
Net (income) from discontinued operations	(96,487)	(8,315)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	26,271	24,135
Stock-based compensation	4,920	4,795
Provision (recovery) for losses on accounts receivable	(201)	4
Amortization of debt discounts and issuance costs	2,754	2,879
Deferred income taxes	(23,136)	(3,859)
Gain on sale of assets and investments	—	(79)
Change in assets and liabilities, net of assets and liabilities acquired:
Increase in accounts receivable and contract costs and recognized income not yet billed	(16,631)	(16,444)
Increase in inventories	(48,295)	(9,549)
(Increase) decrease in prepaid and other assets	10,867	(715)
Decrease in accounts payable, accrued liabilities and income taxes payable	(21,021)	(25,222)
Other changes, net	844	834
Net cash provided by (used in) operating activities - continuing operations	(38,846)	(14,227)
CASH FLOWS FROM INVESTING ACTIVITIES - CONTINUING OPERATIONS:
Acquisition of property, plant and equipment	(21,628)	(15,538)
Acquired businesses, net of cash acquired	(246,230)	(6,051)
Proceeds from sale of business	473,977	—
Proceeds from sale of assets	454	102
Net cash provided by (used in) investing activities - continuing operations	206,573	(21,487)
CASH FLOWS FROM FINANCING ACTIVITIES - CONTINUING OPERATIONS:
Dividends paid	(5,872)	(5,137)
Purchase of shares for treasury	(32,861)	(15,758)
Proceeds from long-term debt	347,898	195,655
Payments of long-term debt	(229,941)	(120,166)
Share premium payment on settled debt	—	(24,997)
Financing costs	(7,451)	(335)
Purchase of ESOP shares	—	(9,213)
Other, net	126	(187)
Net cash provided by (used in) financing activities - continuing operations	71,899	19,862
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by (used in) operating activities	(15,080)	22,260
Net cash used in investing activities	(10,762)	(26,937)
Net cash used in financing activities	(22,541)	(3,586)

Net cash provided by (used in) discontinued operations	(48,383)	(8,263)
Effect of exchange rate changes on cash and equivalents	(2,468)	(1,013)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	188,775	(25,128)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	47,681	72,553
CASH AND EQUIVALENTS AT END OF PERIOD	$236,456	$47,425
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

On May 3, 2018, Clopay Building Products Company, Inc. ("CBP") entered into a definitive agreement to acquire CornellCookson, Inc. ("CornellCookson"), a leading US manufacturer and marketer of rolling steel door and grille products designed for commercial, industrial, institutional and retail use, for $180,000, subject to certain post closing adjustments. After taking into account tax benefits resulting from the transaction, the effective purchase price is approximately $170,000. The transaction is subject to regulatory approval and customary closing conditions and is expected to close in June 2018.

On November 16, 2017, Griffon announced it entered into a definitive agreement to sell Clopay Plastic Products Company, Inc. ("PPC") and on February 6, 2018, completed the sale to Berry Global, Inc. (NYSE:BERY) ("Berry") for $475,000 in cash, subject to certain post-closing adjustments. As a result, Griffon classified the results of operations of the PPC business as discontinued operations in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operations in the consolidated balance sheets. All results and information presented exclude PPC unless otherwise noted. PPC is a global leader in the development and production of embossed, laminated and printed specialty plastic films for hygienic, health-care and industrial products and sells to some of the world's largest consumer products companies. See Note 14, Discontinued Operations.

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

Griffon currently conducts its operations through two reportable segments:

•	Home & Building Products (“HBP”) consists of three companies, The AMES Companies, Inc. (“AMES”), CBP and ClosetMaid:

-	AMES, founded in 1774, is the leading US manufacturer and a global provider of long-handled tools and landscaping products for homeowners and professionals.

-	CBP, since 1964, is a leading manufacturer and marketer of residential and commercial garage doors and sells to professional dealers and some of the largest home center retail chains in North America.

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

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. These estimates may be adjusted due to changes in economic, industry or customer financial conditions, as well as changes in technology or demand. Significant estimates include allowances for doubtful accounts receivable and returns, net realizable value of inventories, restructuring reserves, valuation of goodwill and intangible assets, percentage of completion method of accounting, pension assumptions, useful lives associated with depreciation and amortization of fixed and intangible assets, warranty reserves, sales incentive accruals, stock based compensation assumptions, income taxes and tax valuation reserves, environmental reserves, legal reserves, insurance reserves and the valuation of assets and liabilities of discontinued operations, acquisition assumptions used and the accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions Griffon may undertake in the future. Actual results may ultimately differ from these estimates.

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

The fair values of Griffon’s 2022 senior notes approximated $1,006,300 on March 31, 2018. Fair values were based upon quoted market prices (level 1 inputs).

On January 17, 2017, Griffon's 4% convertible subordinated notes settled for a total of $173,855. The total settlement value for the convertible notes was based on the sum of the daily Volume Weighted Average Price multiplied by the conversion rate over a 40-day observation period (level 1 inputs).  The settlement value was split between $125,000 in cash and 1,954,993 shares, of common stock issued from treasury.

Insurance contracts with values of $2,957 at March 31, 2018 are measured and recorded at fair value based upon quoted prices in active markets for similar assets (level 2 inputs) and are included in Prepaid and other current assets on the Consolidated Balance Sheets.

Items Measured at Fair Value on a Recurring Basis

At March 31, 2018, trading securities, measured at fair value based on quoted prices in active markets for similar assets (level 2 inputs), with a fair value of $4,972 ($3,086 cost basis), were included in Prepaid and other current assets on the Consolidated Balance Sheets. Realized and unrealized gains and losses on trading securities are included in Other income in the Consolidated Statements of Operations and Comprehensive Income (Loss).

In the normal course of business, Griffon’s operations are exposed to the effects of changes in foreign currency exchange rates. To manage these risks, Griffon may enter into various derivative contracts such as foreign currency exchange contracts, including forwards and options. As of March 31, 2018, Griffon entered into several such contracts in order to lock into a foreign currency rate for planned settlements of trade and inter-company liabilities payable in US dollars.

At March 31, 2018, Griffon had $14,500 and $911 of Australian dollar and British Pound Sterling contracts, respectively, at a weighted average rate of $1.30 and $0.71, respectively, which qualified for hedge accounting (level 2 inputs). These hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in Accumulated other comprehensive income (loss) ("AOCI") and Prepaid and other current assets, or Accrued liabilities, until settlement. Upon settlement, gains and losses are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Cost of goods and services ("COGS"). AOCI included deferred gains of $746 ($528, net of tax) at March 31, 2018 and losses of $27 and $34 was recorded in COGS during the quarter and six months ended March 31, 2018, respectively, for all settled contracts. All contracts expire in 3 to 179 days.

At March 31, 2018, Griffon had $3,358 of Canadian dollar contracts at a weighted average rate of $1.29. The contracts, which protect Canadian operations from currency fluctuations for US dollar based purchases, do not qualify for hedge accounting. For the quarter and six months ended March 31, 2018, fair value loss (gain) of $145 and $(92), respectively, was recorded to Other liabilities and to Other income for the outstanding contracts, based on similar contract values (level 2 inputs). Realized gains of $71 and $42 were recorded in Other income during the quarter and six months ended March 31, 2018, respectively, for all settled contracts. All contracts expire in 30 to 178 days.

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

On May 3, 2018, CBP entered into a definitive agreement to acquire CornellCookson, a leading US manufacturer and marketer of rolling steel door and grille products designed for commercial, industrial, institutional and retail use, for $180,000, subject to certain post closing adjustments. The transaction is subject to regulatory approval and customary closing conditions and is expected to close in June 2018.

On February 13, 2018, AMES acquired Kelkay, a United Kingdom manufacturer and distributor of decorative outdoor landscaping products sold to leading garden centers, retailers and grocers in the UK and Ireland for $56,118 (GBP $40,452), subject to contingent consideration of up to GBP 7,000. The purchase price was primarily allocated to fixed assets and land of GBP 8,241, tradenames of GBP 6,739 and accounts receivable and inventory of GBP 8,894.

On November 6, 2017, AMES acquired Harper Brush Works (“Harper”), a division of Horizon Global, for approximately $4,383, inclusive of post-closing adjustments. Harper is a leading U.S. manufacturer of cleaning products for professional, home, and industrial use. The acquisition broadens AMES’ long-handled tool offering in North America to include brooms, brushes, and other cleaning tools and accessories. The purchase price was primarily allocated to intangible assets of $2,300.

On October 2, 2017, Griffon Corporation completed the acquisition of ClosetMaid, a market leader of home storage and organization products, for approximately $185,700, inclusive of post-closing adjustments. ClosetMaid adds to Griffon's Home and Building Products segment, complementing and diversifying Griffon's portfolio of leading consumer brands and products.

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

The following unaudited proforma summary from continuing operations presents consolidated information as if the Company acquired ClosetMaid on October 1, 2016:

	Proforma For the three months ended March 31, 2017 (unaudited)	Proforma For the six months ended March 31, 2017 (unaudited)
Revenue	$459,307	$888,485
Income from continuing operations	3,082	11,062

Griffon did not include any material, nonrecurring proforma adjustments directly attributable to the business combination in the proforma revenue and earnings. These proforma amounts have been compiled by adding the historical results from continuing operations of Griffon, restated for classifying the results of operations of the PPC business as a discontinued operation, to the historical results of ClosetMaid after applying Griffon’s accounting policies and the following proforma adjustments:

•
Additional depreciation and amortization that would have been charged assuming the preliminary fair value adjustments to property, plant, and equipment, and intangible assets had been applied from October 1, 2016.

•	Elimination of intercompany interest income recorded on ClosetMaid’s financial statements earned on an intercompany receivable due from ClosetMaid’s former parent.

•	Additional interest and related expenses from the add-on offering of $275,000 for the aggregate principal amount of 5.25% senior notes due 2022 that Griffon used to acquire ClosetMaid.

•	Removal of $100 and $700 of restructuring costs from ClosetMaid's historical results for the quarter and six months ended March 31, 2017, respectively.

•	The consequential tax effects of the above adjustments using a 53% and 56% tax rate for the quarter and six months ended March 31, 2017, respectively.

The calculation of the preliminary purchase price allocation, which is pending finalization of tax-related items and completion of the related final valuation, is as follows:

Accounts receivable (1)	$32,234
Inventories (2)	28,422
Property, plant and equipment	48,171
Goodwill	69,408
Intangible assets	74,580
Other current and non-current assets	3,852
Total assets acquired	256,667

Accounts payable and accrued liabilities	68,218
Long-term liabilities	2,720
Total liabilities assumed	70,938
Total	$185,729
(1) Includes $32,956 of gross accounts receivable of which $722 was not expected to be collected. The fair value of accounts receivable approximated book value acquired.
(2) Includes $1,500 in inventory basis step-up, which was charged to cost of goods sold over the inventory turns of the acquired entity.

The amounts assigned to goodwill and major intangible asset classifications, all of which are tax deductible, for the ClosetMaid acquisition are as follows:

		Average Life (Years)
Goodwill	$69,408	N/A
Indefinite-lived intangibles	47,740	N/A
Definite-lived intangibles	26,840	21
Total goodwill and intangible assets	$143,988

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

On July 31, 2017, The AMES Companies, Inc. acquired La Hacienda Limited, a leading United Kingdom outdoor living brand of unique heating and garden decor products, for approximately $10,610 (GBP 8,575), subject to contingent earn out payments of up to $790 (GBP 600). The acquisition of La Hacienda broadens AMES' global outdoor living and lawn and garden business and supports AMES' UK expansion strategy. The purchase price allocation was primarily allocated to intangible assets of approximately GBP 3,100 and inventory and accounts receivable of GBP 4,200.
On December 30, 2016, AMES Australia acquired Hills Home Living ("Hills") for approximately $6,051 (AUD 8,400). The purchase price has been allocated to acquired assets and assumed liabilities and primarily consists of inventory, tooling and identifiable intangible assets, including trademarks, intellectual property and customer relationships. Hills, founded in 1946, is a market leader in the supply of clothesline, laundry and garden products. The Hills acquisition adds to AMES' existing broad category of products and enhances our lawn and garden product offerings in Australia. The purchase price was primarily allocated to intangible assets of approximately AUD 6,400 with the remainder primarily inventory.
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

During the three months ended March 31, 2018, SG&A included acquisition costs of $814. During the six months ended March 31, 2018, SG&A and Cost of goods and services included acquisition costs of $2,499 and $1,500, respectively. Acquisition costs were not recorded in the prior year comparable periods.

NOTE 4 – INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out or average) or market.

The following table details the components of inventory:

	At March 31, 2018	At September 30, 2017
Raw materials and supplies	$88,201	$67,990
Work in process	81,937	78,846
Finished goods	214,329	152,601
Total	$384,467	$299,437

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

The following table details the components of property, plant and equipment, net:

	At March 31, 2018	At September 30, 2017
Land, building and building improvements	$102,426	$71,764
Machinery and equipment	504,650	462,173
Leasehold improvements	48,483	43,040
	655,559	576,977
Accumulated depreciation and amortization	(364,043)	(344,842)
Total	$291,516	$232,135
Depreciation and amortization expense for property, plant and equipment was $11,530 and $10,503 for the quarters ended March 31, 2018 and 2017, respectively, and $22,232 and $20,852 for the six months ended March 31, 2018 and 2017, respectively. Depreciation included in SG&A expenses was $3,834 and $3,230 for the quarters ended March 31, 2018 and 2017, respectively, and $7,576 and $6,290 for the six months ended March 31, 2018 and 2017, respectively. Remaining components of depreciation, attributable to manufacturing operations, are included in Cost of goods and services.

No event or indicator of impairment occurred during the three and six months ended March 31, 2018 which would require additional impairment testing of property, plant and equipment.

NOTE 6 – GOODWILL AND OTHER INTANGIBLES

The following table provides changes in the carrying value of goodwill by segment during the three and six months ended March 31, 2018:

	At September 30, 2017	Goodwill from acquisitions	Other adjustments including currency translations	At March 31, 2018
Home & Building Products	$300,594	$103,628	$(294)	$403,928
Telephonics	18,545	—	—	18,545
Total	$319,139	$103,628	$(294)	$422,473

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	At March 31, 2018			At September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$166,345	$46,084	25	$152,025	$43,421
Technology and patents	17,429	5,679	12.5	6,193	4,719
Total amortizable intangible assets	183,774	51,763		158,218	48,140
Trademarks	154,145	—		95,049	—
Total intangible assets	$337,919	$51,763		$253,267	$48,140

Amortization expense for intangible assets was $1,783 and $1,644 for the quarters ended March 31, 2018 and 2017, respectively, and $4,039 and $3,283 for the six months ended March 31, 2018 and 2017, respectively.

No event or indicator of impairment occurred during the three and six months ended March 31, 2018 which would require impairment testing of long-lived intangible assets including goodwill.

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

The Company has recorded provisional amounts for the effects of the TCJA where accounting is not complete but a reasonable estimate has been determined. The company recorded a $23,136 benefit on the revaluation of deferred tax liabilities as a provisional amount for the re-measurement of deferred tax assets and liabilities, as well as an amount for deductible executive compensation expense, both of which have been reflected in the tax benefit for the six months ended March 31, 2018.

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

During the quarter ended March 31, 2018, the Company recognized a tax provision of $1,237 on income before taxes from continuing operations of $3,188, compared to $2,219 on income before taxes from continuing operations of $4,169, in the comparable prior year quarter. The current quarter results included acquisition costs of $814 ($378, net of tax) and discrete and certain other tax provisions, net, of $368. The prior year quarter included discrete and certain other tax provisions, net, of $466. Excluding these tax items, the effective tax rates for the quarters ended March 31, 2018 and 2017 were 32.6% and 42.1%, respectively.
During the six months ended March 31, 2018, the Company recognized a tax benefit of $23,667 on income before taxes from continuing operations of $1,115, compared to a tax benefit of $394 on Income before taxes from continuing operations of $8,600 in the comparable prior year period. The six month period ended March 31, 2018 included net tax benefits of $22,650 primarily from the December 22, 2017 tax reform bill related to revaluation of deferred tax liabilities, $3,999 ($2,726 net of tax) of acquisition costs and $2,614 ($248 net of tax) related to cost of life insurance benefits.  The six month period ended March 31, 2017 included discrete benefits of $3,956 primarily from the adoption of Financial Accounting Standards Board guidance which requires the Company to recognize excess tax benefits from the vesting of equity awards within income tax expense. Excluding these tax items, the effective tax rates for the six months ended March 31, 2018 and 2017 were 33.9% and 41.4%, respectively.

NOTE 8 – LONG-TERM DEBT

		At March 31, 2018					At September 30, 2017
		Outstanding Balance	Original Issuer Premium	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate (1)	Outstanding Balance	Original Issuer Discount	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate (1)
Senior notes due 2022	(a)	$1,000,000	$1,396	$(14,715)	$986,681	5.25%	725,000	$(1,177)	$(9,220)	$714,603	5.25%
Revolver due 2021	(b)	14,896	—	(1,689)	13,207	Variable	144,216	—	(1,951)	142,265	Variable
Real estate mortgages	(d)	—	—	—	—	Variable	23,642	—	(320)	23,322	Variable
ESOP Loans	(e)	41,537	—	(248)	41,289	Variable	42,675	—	(310)	42,365	Variable
Capital lease - real estate	(f)	8,983	—	(93)	8,890	5.00%	5,312	—	(105)	5,207	5.00%
Non US lines of credit	(g)	2,125	—	(24)	2,101	Variable	9,402	—	(31)	9,371	Variable
Non US term loans	(g)	33,277	—	(90)	33,187	Variable	35,943	—	(108)	35,835	Variable
Other long term debt	(h)	6,045	—	(21)	6,024	Variable	6,211	—	(21)	6,190	Variable
Totals		1,106,863	1,396	(16,880)	1,091,379		992,401	(1,177)	(12,066)	979,158
less: Current portion		(12,917)	—	—	(12,917)		(11,078)	—	—	(11,078)
Long-term debt		$1,093,946	$1,396	$(16,880)	$1,078,462		$981,323	$(1,177)	$(12,066)	$968,080
 (1) n/a = not applicable

		Three Months Ended March 31, 2018					Three Months Ended March 31, 2017
		Effective Interest Rate (1)	Cash Interest	Amort. Debt Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate (1)	Cash Interest	Amort. Debt Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2022	(a)	5.7%	13,125	68	943	14,136	5.5%	9,515	68	461	10,044
Revolver due 2021	(b)	Variable	922	—	140	1,062	Variable	1,326	—	150	1,476
Convert. debt due 2017	(c)	n/a	—	—	—	—	9.1%	167	190	37	394
Real estate mortgages	(d)	n/a	166	—	303	469	2.4%	158	—	8	166
ESOP Loans	(e)	4.6%	442	—	31	473	3.3%	369	—	38	407
Capital lease - real estate	(f)	5.5%	327	—	7	334	5.4%	75	—	6	81
Non US lines of credit	(g)	Variable	4	—	—	4	Variable	21	—	7	28
Non US term loans	(g)	Variable	330	—	18	348	Variable	236	—	18	254
Other long term debt	(h)	Variable	114	—	1	115	Variable	48	—	4	52
Capitalized interest			(135)	—	—	(135)		(182)	—	—	(182)
Totals			$15,295	$68	$1,443	$16,806		$11,733	$258	$729	$12,720

		Six Months Ended March 31, 2018					Six Months Ended March 31, 2017
		Effective Interest Rate (1)	Cash Interest	Amort. Debt Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate (1)	Cash Interest	Amort. Debt Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2022	(a)	5.7%	26,250	135	1,882	28,267	5.5%	19,031	135	934	20,100
Revolver due 2021	(b)	Variable	2,278	—	281	2,559	Variable	1,651	—	282	1,933
Convert. debt due 2017	(c)	n/a	—	—	—	—	8.9%	1,167	1,248	148	2,563
Real estate mortgages	(d)	n/a	351	—	320	671	2.4%	278	—	10	288
ESOP Loans	(e)	4.3%	855	—	62	917	4.1%	733	—	65	798
Capital lease - real estate	(f)	10.7%	491	—	13	504	5.4%	155	—	12	167
Non US lines of credit	(g)	Variable	11	—	7	18	Variable	25	—	10	35
Non US term loans	(g)	Variable	664	—	51	715	Variable	458	—	29	487
Other long term debt	(h)	Variable	229	—	3	232	Variable	122	—	6	128
Capitalized interest			(238)	—	—	(238)		(484)	—	—	(484)
Totals			$30,891	$135	$2,619	$33,645		$23,136	$1,383	$1,496	$26,015
(1) n/a = not applicable

(a)
On October 2, 2017, in an unregistered offering through a private placement under Rule 144A, Griffon completed the add-on offering of $275,000 principal amount of its 5.25% senior notes due 2022, at 101.00% of par, to Griffon's previously issued $125,000 principal amount of its 5.25% senior notes due 2022, at 98.76% of par, completed on May 18, 2016 and $600,000 5.25% senior notes due 2022, at par, completed on February 27, 2014 (collectively the “Senior Notes”). As of March 31, 2018, outstanding Senior Notes due totaled $1,000,000; interest is payable semi-annually on March 1 and September 1. The net proceeds of the $275,000 add-on offering were used to acquire ClosetMaid with the remaining proceeds used to pay down outstanding loan borrowings under Griffon's revolving credit facility (the "Credit Agreement"). The net proceeds of the previously issued $125,000 add-on offering were used to pay down outstanding revolving loan borrowings under the Credit Agreement.

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On February 5, 2018 and June 18, 2014, Griffon exchanged all of the $275,000, $125,000 and $600,000 Senior Notes, respectively, for substantially identical Senior Notes registered under the Securities Act of 1933 via an exchange offer. The fair value of the Senior Notes approximated $1,006,300 on March 31, 2018 based upon quoted market prices (level 1 inputs). In connection with the issuance and exchange of the $275,000 senior notes, Griffon capitalized $8,472 of underwriting fees and other expenses; Griffon capitalized $3,016 of underwriting fees and other expenses in connection with the $125,000 senior notes; and Griffon capitalized $10,313 in connection with the previously issued $600,000 senior notes. All capitalized fees will amortize over the term of the notes.

(b)
On March 22, 2016, Griffon amended the Credit Agreement to increase the credit facility from $250,000 to $350,000, extend its maturity date from March 13, 2020 to March 22, 2021 and modify certain other provisions of the facility. On October 2, 2017, Griffon further amended the Credit Agreement in association with the ClosetMaid acquisition to modify the net leverage covenant through the quarter ended March 31, 2019. The facility includes a letter of credit sub-facility with a limit of $50,000 and a multi-currency sub-facility of $50,000. The Credit Agreement provides for same day borrowings of base rate loans. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility or the occurrence of an event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, in each case without a floor, plus an applicable margin, which adjusts based on financial performance. Current margins are 1.50% for base rate loans and 2.50% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries (except that a lien on the assets of Griffon's material domestic subsidiaries securing a limited amount of the debt under the Credit Agreement relating to Griffon's Employee Stock Ownership Plan ("ESOP") ranks pari passu with the lien granted on such assets under the Credit Agreement; see footnote (e) below). At March 31, 2018, under the Credit Agreement, there were $14,896 in outstanding borrowings; standby letters of credit were $14,896; and $320,208 was available, subject to certain loan covenants, for borrowing at that date.

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

(d)
In September 2015 and March 2016, Griffon entered into mortgage loans in the amounts of $32,280 and $8,000, respectively. The mortgage loans were secured by four properties occupied by Griffon's subsidiaries. The loans were due to mature in September 2025 and April 2018, respectively, were collateralized by the specific properties financed and were guaranteed by Griffon. The loans had an interest rate of LIBOR plus 1.50%. The loans were paid off during the quarter ended March 31, 2018.

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

As of March 31, 2018, $41,289, net of issuance costs, was outstanding under the Term Loan. The Term Loan is secured by shares purchased with the proceeds of the loan and with a lien on a specific amount of Griffon assets (which lien ranks pari passu with the lien granted on such assets under the Credit Agreement) and is guaranteed by Griffon.

(f)
Two Griffon subsidiaries have capital leases outstanding for real estate located in Troy, Ohio and Ocala, Florida. The leases mature in 2021 and 2022, respectively, and bear interest at fixed rates of approximately 5.0% and 8.0%, respectively. The Troy Ohio lease is secured by a mortgage on the real estate and is guaranteed by Griffon. The Ocala, Florida lease contains two five-year renewal options. At March 31, 2018, $8,890 was outstanding, net of issuance costs.

(g)
In November 2012, Garant G.P. (“Garant”) entered into a CAD $15,000 ($11,624 as of March 31, 2018) revolving credit facility.  The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (3.18% LIBOR USD and 2.87% Bankers Acceptance Rate CDN as of March 31, 2018). The revolving facility matures in October 2019. Garant is required to maintain a certain minimum equity.  At March 31, 2018, there were no borrowings under the revolving credit facility with CAD 15,000 ($11,624 as of March 31, 2018) available for borrowing.

In July 2016, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries ("Griffon Australia") entered into an AUD 30,000 term loan and an AUD 10,000 revolver. The term loan refinanced two existing term loans and the revolver replaced two existing lines. In December 2016, the amount available under the revolver was increased from AUD 10,000 to AUD 20,000 and, in March 2017, the term loan commitment was increased by AUD 5,000. In September 2017, the term commitment was further increased by AUD 15,000. The term loan requires quarterly principal payments of AUD 1,250 plus interest, with a balloon payment of AUD 37,125 due upon maturity in June 2019, and accrues interest at Bank Bill Swap Bid Rate “BBSY” plus 2.00% per annum (4.08% at March 31, 2018). As of March 31, 2018, the term loan had an outstanding balance of AUD 43,375 ($33,277 as of March 31, 2018). The revolving facility matures in November 2018, but is renewable upon mutual agreement with the bank, and accrues interest at BBSY plus 2.0% per annum (3.94% at March 31, 2018). At March 31, 2018, there were no borrowings under the revolving credit facility with AUD 20,000($15,344 as of March 31, 2018) available for borrowing. The revolver and the term loan are both secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon guarantees the term loan. Griffon Australia is required to maintain a certain minimum equity level and is subject to a maximum leverage ratio and a minimum fixed charges cover ratio.

A UK subsidiary of Griffon maintains an invoice discounting arrangement secured by trade receivables. Interest is variable at 2.0% over the Sterling base rate (2.5% as of March 31, 2018). At March 31, 2018 the amount outstanding under this facility was $2,125 (GBP $1,512).

(h)	Other long-term debt consists primarily of a loan with the Pennsylvania Industrial Development Authority, with the balance consisting of capital leases.

At March 31, 2018, Griffon and its subsidiaries were in compliance with the terms and covenants of all credit and loan agreements.

NOTE 9 — SHAREHOLDERS’ EQUITY

During 2018, the Company paid a quarterly cash dividend of $0.07 per share in each quarter, totaling $0.14 per share for the six months ended March 31, 2018. During 2017, the Company paid quarterly cash dividends of $0.06 per share, totaling $0.24 per share for the year. Dividends paid on shares in the ESOP were used to offset ESOP loan payments and recorded as a reduction of debt service payments and compensation expense. A dividend payable was established for the holders of restricted shares; such dividends will be released upon vesting of the underlying restricted shares.

On March 7, 2018, the Board of Directors declared a special cash dividend of $1.00 per share, payable on April 16, 2018 to shareholders of record as of the close of business on March 29, 2018. On May 3, 2018, the Board of Directors declared a quarterly cash dividend of $0.07 per share, payable on June 21, 2018 to shareholders of record as of the close of business on May 25, 2018.

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

On January 29, 2016, shareholders approved the Griffon Corporation 2016 Equity Incentive Plan ("Incentive Plan") under which awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, restricted stock units, deferred shares and other stock-based awards may be granted. On January 31, 2018, shareholders approved Amendment No. 1 to the Incentive Plan pursuant to which, among other things, 1,000,000 shares were added to the Incentive Plan. Options granted under the Incentive Plan may be either “incentive stock options” or nonqualified stock options, generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The maximum number of shares of common stock available for award under the Incentive Plan is 3,350,000 (600,000 of which may be issued as incentive stock options), plus (i) any shares reserved for issuance under the 2011 Equity Incentive Plan as of the effective date of the Incentive Plan, and (ii) any shares underlying awards outstanding on such effective date under the 2011 Incentive Plan that are canceled or forfeited. As of March 31, 2018, there were 1,192,193 shares available for grant.

All grants outstanding under former equity plans will continue under their terms; no additional awards will be granted under such plans.

During the first quarter of 2018, Griffon granted 1,008,756 shares of restricted stock and restricted stock units. This included 480,756 shares of restricted stock and restricted stock units, subject to certain performance conditions, with vesting periods of three years, with a total fair value of $9,980, or a weighted average fair value of $20.76 per share. This also included 528,000 shares of restricted stock granted to two senior executives with a vesting period of four years and a two year post-vesting holding period, subject to the achievement of certain absolute and relative performance conditions relating to the price of Griffon's common stock. So long as the minimum performance condition is attained, the amount of shares that can vest will range from 384,000 to 528,000. The total fair value of these restricted shares is approximately $7,008, or a weighted average fair value of $13.27. Also, during the second quarter, Griffon granted 250,170 shares with a vesting period of three years and a fair value of $4,739, or a weighted average fair value of $18.94 per share.

For the quarters ended March 31, 2018 and 2017, stock based compensation expense totaled $2,365 and $2,343, respectively. For the six months ended March 31, 2018 and 2017, such expense totaled $4,920 and $4,795, respectively.

During the quarter and six months ended March 31, 2018, 6,120 shares, with a market value of $114 or $18.61 per share, and 197,452 shares, with a market value of $4,446 or $22.51 per share, respectively, were withheld to settle employee taxes due to the vesting of restricted stock, and were added to treasury.

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

On August 3, 2016, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under this share repurchase program, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During both the quarter and six months ended March 31, 2018, Griffon purchased 1,438,239 shares of common stock under the August 2016 program, for a total of $28,415 or $19.76. As of March 31, 2018, $21,022 remains under the August 3, 2016 Board authorization.

From August 2011 to March 31, 2018, Griffon repurchased 17,423,093 shares of common stock, for a total of $240,036 or $13.78 per share, under Board authorized repurchase programs.

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

The following table is a reconciliation of the share amounts (in thousands) used in computing earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Weighted average shares outstanding - basic	41,477	41,277	41,700	40,307
Incremental shares from stock based compensation	1,288	1,557	1,362	1,740
Convertible debt matured 2017	—	395	—	729

Weighted average shares outstanding - diluted	42,765	43,229	43,062	42,776

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

On November 16, 2017, Griffon announced it entered into a definitive agreement to sell PPC and on February 6, 2018, completed the sale to Berry for $475,000 in cash, subject to certain post-closing adjustments. As a result, Griffon classified the results of operations of the PPC business as discontinued operations in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operations in the consolidated balance sheets. All results and information presented exclude PPC unless otherwise noted. PPC is a global leader in the development and production of embossed, laminated and printed specialty plastic films for hygienic, health-care and industrial products and sells to some of the world's largest consumer products companies. See Note 14, Discontinued Operations to the Notes of the Financial Statements.

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

Information on Griffon’s reportable segments from continuing operations is as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
REVENUE	2018	2017	2018	2017
Home & Building Products:
AMES	$182,928	$162,907	$322,910	$283,631
CBP	138,112	122,628	292,348	266,088
ClosetMaid	75,268	—	152,028	—
Home & Building Products	396,308	285,535	767,286	549,719
Telephonics	82,252	98,272	148,577	186,365
Total consolidated net sales	$478,560	$383,807	$915,863	$736,084

The following table reconciles segment operating profit to income before taxes from continuing operations:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
INCOME BEFORE TAXES FROM CONTINUING OPERATIONS	2018	2017	2018	2017
Segment operating profit:
Home & Building Products	$28,478	$18,314	$56,229	$40,954
Telephonics	1,302	9,015	2,782	14,406
Segment operating profit from continuing operations	29,780	27,329	59,011	55,360
Net interest expense	(16,044)	(12,705)	(32,686)	(25,994)
Unallocated amounts	(10,541)	(10,455)	(20,977)	(20,766)
Acquisition costs	(7)	—	(1,619)	—
Cost of life insurance benefit	—	—	(2,614)	—
Income before taxes from continuing operations	$3,188	$4,169	$1,115	$8,600

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

The following table provides a reconciliation of Segment adjusted EBITDA to Income before taxes from continuing operations:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2018	2017	2018	2017
Segment adjusted EBITDA:
Home & Building Products	$39,789	$27,565	$79,246	$59,372
Telephonics	3,997	11,786	8,196	19,894
Total Segment adjusted EBITDA	43,786	39,351	87,442	79,266
Net interest expense	(16,044)	(12,705)	(32,686)	(25,994)
Segment depreciation and amortization	(13,199)	(12,022)	(26,051)	(23,906)
Unallocated amounts	(10,541)	(10,455)	(20,977)	(20,766)
Acquisition costs	(814)	—	(3,999)	—
Cost of life insurance benefit	—	—	(2,614)	—
Income before taxes from continuing operations	$3,188	$4,169	$1,115	$8,600

Unallocated amounts typically include general corporate expenses not attributable to a reportable segment.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
DEPRECIATION and AMORTIZATION	2018	2017	2018	2017
Segment:
Home & Building Products	$10,504	$9,251	$20,637	$18,418
Telephonics	2,695	2,771	5,414	5,488
Total segment depreciation and amortization	13,199	12,022	26,051	23,906
Corporate	114	125	220	229
Total consolidated depreciation and amortization	$13,313	$12,147	$26,271	$24,135

CAPITAL EXPENDITURES
Segment:
Home & Building Products	$8,192	$3,768	$14,850	$10,159
Telephonics	2,442	1,817	4,385	3,113
Total segment	10,634	5,585	19,235	13,272
Corporate	209	2,263	2,393	2,266
Total consolidated capital expenditures	$10,843	$7,848	$21,628	$15,538

ASSETS	At March 31, 2018	At September 30, 2017
Segment assets:
Home & Building Products	$1,478,951	$1,084,103
Telephonics	332,551	343,445
Total segment assets	1,811,502	1,427,548
Corporate	266,518	71,980
Total continuing assets	2,078,020	1,499,528
Assets of discontinued operations	3,280	374,013
Consolidated total	$2,081,300	$1,873,541

NOTE 12 – EMPLOYEE BENEFIT PLANS

Defined benefit pension expense (income) was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Interest cost	$1,407	$1,402	$2,814	$2,804
Expected return on plan assets	(2,684)	(2,736)	(5,368)	(5,472)
Amortization:
Prior service cost	4	4	8	8
Recognized actuarial loss	525	832	1,050	1,664
Net periodic expense (income)	$(748)	$(498)	$(1,496)	$(996)

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

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS
Issued but not yet effective accounting pronouncements

In February 2018, the FASB issued guidance that allows companies to reclassify stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act (the Tax Act), from accumulated other comprehensive income to retained earnings. This guidance is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The new standard is effective for the Company beginning in 2020, with early adoption permitted. We are currently evaluating the effects that the adoption of this guidance will have on our consolidated financial statements and the related disclosures.

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

NOTE 14 – DISCONTINUED OPERATIONS

PPC

On November 16, 2017, Griffon announced it entered into a definitive agreement to sell PPC and on February 6, 2018, completed the sale to Berry for $475,000 in cash, subject to certain post-closing adjustments. As a result, Griffon classified the results of operations of the PPC business as discontinued operations in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operations in the consolidated balance sheets. All results and information presented exclude PPC unless otherwise noted. PPC is a global leader in the development and production of embossed, laminated and printed specialty plastic films for hygienic, health-care and industrial products and sells to some of the world's largest consumer products companies. In connection with the sale of PPC, the Company recorded a gain of $117,625 ($86,357, net of tax) during the quarter ended March 31, 2018. The tax computed on the PPC gain is preliminary and is subject to finalization.

Summarized results of the Company’s discontinued operations are as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2018	2017	2018	2017
Revenue	$45,832	$111,958	$166,262	$226,780
Cost of goods and services	36,157	95,277	132,100	190,715
Gross profit	9,675	16,681	34,162	36,065
Selling, general and administrative expenses	13,995	10,556	26,103	21,416
Income (loss) from discontinued operations	(4,320)	6,125	8,059	14,649
Other income (expense)
Gain on sale of business	117,625	—	117,625
Interest expense, net	(95)	82	(155)	4
Other, net	166	(137)	(687)	(38)
Total other income (expense)	117,696	(55)	116,783	(34)
Income from operations of discontinued operations	$113,376	$6,070	$124,842	$14,615

The Company has no assets or liabilities classified as held for sale as of March 31, 2018. The following amounts related to the PPC segment have been segregated from Griffon's continuing operations and are reported as assets and liabilities of discontinued operations held for sale in the consolidated balance sheet at September 30, 2017:

At September 30, 2017
ASSETS
Accounts receivable, net	$51,768
Inventories, net	45,742
Prepaid and other current assets	11,000
PROPERTY, PLANT AND EQUIPMENT, net	185,940
GOODWILL	57,087
INTANGIBLE ASSETS, net	12,298
OTHER ASSETS	6,889
Total Assets Held for Sale	370,724
LIABILITIES
Notes payable and current portion of long-term debt	$11,163
Accounts payable	36,619
Accrued liabilities	14,553
LONG-TERM DEBT, net	10,549
OTHER LIABILITIES	11,566
Total Liabilities Held for Sale	$84,450

In connection with the sale transaction, the Company recorded liabilities of $46,968 as of March 31, 2018 primarily for income taxes payable, stay and transaction bonuses, and other remaining accrued liabilities.

On September 5, 2017, Griffon entered into an engagement letter with Goldman Sachs pursuant to which Goldman Sachs agreed to act as Griffon’s financial advisor in connection with the exploration of strategic alternatives for Clopay Plastics. On November 15, 2017, Griffon signed an agreement to sell Clopay Plastics for $475,000 to Berry Global Group, Inc. Griffon subsequently paid a customary financial advisory fee to Goldman Sachs under the terms of this engagement letter upon closing of the transaction.

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

Installation Services operating results have been reported as discontinued operations in the Consolidated Statements of Operations and Comprehensive Income (Loss) for all periods presented; Installation Services is excluded from segment reporting. There was no reported revenue in the quarters and six months ended March 31, 2018 and 2017.

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

The following amounts related to the Installation Services segment, discontinued in 2008, and other businesses discontinued several years ago, which have been segregated from Griffon’s continuing operations, and are reported as assets and liabilities of discontinued operations not held for sale in the Condensed Consolidated Balance Sheets:

	At March 31, 2018	At September 30, 2017
Assets of discontinued operations not held for sale:
Prepaid and other current assets	$328	$329
Other long-term assets	2,952	2,960
Total assets of discontinued operations not held for sale	$3,280	$3,289

Liabilities of discontinued operations not held for sale:
Accrued liabilities, current	$3,807	$8,342
Other long-term liabilities	5,177	3,037
Total liabilities of discontinued operations not held for sale	$8,984	$11,379

There was no Installation Services revenue or income for the quarter ended March 31, 2018 or 2017.

NOTE 15 – OTHER INCOME (EXPENSE)

For the quarters ended March 31, 2018 and 2017, Other income (expense) primarily consisted of $217 and ($291), respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $1,266 and $68, respectively, of net investment income (loss).

For the six months ended March 31, 2018 and 2017, Other income (expense) primarily consisted of $(219) and $(423), respectively, of net currency exchange losses in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, as well as $1,261 and $155, respectively, of net investment income.

NOTE 16 – WARRANTY LIABILITY

Telephonics offers warranties against product defects for periods generally ranging from one to two years, depending on the specific product and terms of the customer purchase agreement. CBP also offers warranties against product defects for periods generally ranging from one to ten years, with limited lifetime warranties on certain door models. Typical warranties require CBP, ClosetMaid and Telephonics to repair or replace the defective products during the warranty period at no cost to the customer. At the time revenue is recognized, Griffon records a liability for warranty costs, estimated based on historical experience, and periodically assesses its warranty obligations and adjusts the liability as necessary. AMES offers an express limited warranty for a period of ninety days on all products from the date of original purchase unless otherwise stated on the product or packaging and subject to certain disclaimers and limitations.

Changes in Griffon’s warranty liability, included in Accrued liabilities, were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Balance, beginning of period	$6,055	$6,015	$6,236	$6,322
Warranties issued and changes in estimated pre-existing warranties	1,637	1,213	3,112	2,507
Actual warranty costs incurred	(1,434)	(1,425)	(3,926)	(3,026)
Other warranty liabilities assumed from acquisitions	—	—	836	$—
Balance, end of period	$6,258	$5,803	$6,258	$5,803

NOTE 17 – OTHER COMPREHENSIVE INCOME (LOSS)

The amounts recognized in other comprehensive income (loss) were as follows:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$19,714	$—	$19,714	$8,409	$—	$8,409
Pension and other defined benefit plans	376	(129)	247	836	(292)	544
Cash flow hedges	616	(176)	440	(1,428)	408	(1,020)
Total other comprehensive income (loss)	$20,706	$(305)	$20,401	$7,817	$116	$7,933

	Six Months Ended March 31, 2018			Six Months Ended March 31, 2017
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$18,425	$—	$18,425	$(5,070)	$—	$(5,070)
Pension and other defined benefit plans	14,620	(4,814)	9,806	1,672	(584)	1,088
Cash flow hedges	746	(218)	528	844	(241)	603
Total other comprehensive income (loss)	$33,791	$(5,032)	$28,759	$(2,554)	$(825)	$(3,379)

The components of Accumulated other comprehensive income (loss) are as follows:

	March 31, 2018	September 30, 2017
Foreign currency translation adjustments	$(13,802)	$(32,227)
Pension and other defined benefit plans	(18,334)	(28,140)
Change in Cash flow hedges	414	(114)
	$(31,722)	$(60,481)

Amounts reclassified from accumulated other comprehensive income (loss) to income were as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
Gain (Loss)	2018	2017	2018	2017
Pension amortization	$(529)	$(836)	$(1,058)	$(1,672)
Cash flow hedges	(34)	(172)	(40)	(821)
Removal of PPC translation adjustment	14,866	—	14,866	—
Total gain (loss)	14,303	(1,008)	13,768	(2,493)
Tax benefit (expense)	(3,315)	303	(3,313)	748
Total	$10,988	$(705)	$10,455	$(1,745)

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

Union Fork and Hoe, Frankfort, NY site. The former Union Fork and Hoe property in Frankfort, NY was acquired by Ames in 2006 as part of a larger acquisition, and has historic site contamination involving chlorinated solvents, petroleum hydrocarbons and metals. AMES has entered into an Order on Consent with the New York State Department of Environmental Conservation. While the Order is without admission or finding of liability or acknowledgment that there has been a release of hazardous substances at the site, AMES is required to perform a remedial investigation of certain portions of the property and to recommend a remediation option. At the conclusion of the remediation phase to the satisfaction of the DEC, the DEC will issue a Certificate of Completion. AMES has performed significant investigative and remedial activities in the last few years under work plans approved by the DEC, and the DEC has approved the final remedial investigation and feasibility study reports. AMES’ recommended remedial option of excavation and offsite disposal of lead contaminated soils, capping of other areas of the site impacted by other metals and performing limited groundwater monitoring was accepted by the DEC in a Record of Decision issued March 1, 2018. Implementation of the selected remedial alternative is expected to be completed in 2019. AMES has a number of defenses to liability in this matter, including its rights under a previous Consent Judgment entered into between the DEC and a predecessor of AMES relating to the site.

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

NOTE 19 — CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the domestic assets of Clopay Building Products Company, Inc., Telephonics Corporation, The AMES Companies, Inc., ATT Southern, Inc., Clopay Ames True Temper Holding Corp., and ClosetMaid, LLC, all of which are indirectly 100% owned by Griffon. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act of 1933, presented below are condensed consolidating financial information as of March 31, 2018 and September 30, 2017 and for the three months ended March 31, 2018 and 2017. The financial information may not necessarily be indicative of the results of operations or financial position of the guarantor companies or non-guarantor companies had they operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly-owned subsidiaries accounted for under the equity method.

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

CONDENSED CONSOLIDATING BALANCE SHEETS
At March 31, 2018

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CURRENT ASSETS
Cash and equivalents	$177,429	$22,937	$36,090	$—	$236,456
Accounts receivable, net of allowances	—	224,997	70,719	(23,750)	271,966
Contract costs and recognized income not yet billed, net of progress payments	—	121,883	273	—	122,156
Inventories, net	—	318,101	66,409	(43)	384,467
Prepaid and other current assets	15,481	16,069	9,611	5,999	47,160
Assets of discontinued operations not held for sale	—	—	328	—	328
Total Current Assets	192,910	703,987	183,430	(17,794)	1,062,533
PROPERTY, PLANT AND EQUIPMENT, net	863	247,766	42,887	—	291,516
GOODWILL	—	350,157	72,316	—	422,473
INTANGIBLE ASSETS, net	93	213,888	72,175	—	286,156
INTERCOMPANY RECEIVABLE	148,879	370,725	(170,970)	(348,634)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	1,253,347	970,149	3,143,462	(5,366,958)	—
OTHER ASSETS	6,519	12,611	(1,986)	(1,474)	15,670
ASSETS OF DISCONTINUED OPERATIONS NOT HELD FOR SALE	—	—	2,952	—	2,952
Total Assets	$1,602,611	$2,869,283	$3,344,266	$(5,734,860)	$2,081,300
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$2,276	$5,425	$5,216	$—	$12,917
Accounts payable and accrued liabilities	82,647	236,825	30,556	19,465	369,493
Liabilities of discontinued operations not held for sale	—	—	50,927	—	50,927
Total Current Liabilities	84,923	242,250	86,699	19,465	433,337

LONG-TERM DEBT, net	1,038,901	7,787	31,774	—	1,078,462
INTERCOMPANY PAYABLES	45,285	47,811	244,621	(337,717)	—
OTHER LIABILITIES	(19,016)	80,712	11,853	16,909	90,458
LIABILITIES OF DISCONTINUED OPERATIONS NOT HELD FOR SALE	—	—	5,025	—	5,025
Total Liabilities	1,150,093	378,560	379,972	(301,343)	1,607,282
SHAREHOLDERS’ EQUITY	452,518	2,490,723	2,964,294	(5,433,517)	474,018
Total Liabilities and Shareholders’ Equity	$1,602,611	$2,869,283	$3,344,266	$(5,734,860)	$2,081,300

CONDENSED CONSOLIDATING BALANCE SHEETS
At September 30, 2017

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CURRENT ASSETS
Cash and equivalents	$3,240	$8,066	$36,375	$—	$47,681
Accounts receivable, net of allowances	—	168,731	59,929	(20,431)	208,229
Contract costs and recognized income not yet billed, net of progress payments	—	131,383	279	—	131,662
Inventories, net	—	246,605	52,759	73	299,437
Prepaid and other current assets	21,131	15,854	3,002	80	40,067
Assets of discontinued operations held for sale	—	168,306	202,418	—	370,724
Assets of discontinued operations not held for sale	—	—	329	—	329
Total Current Assets	24,371	738,945	355,091	(20,278)	1,098,129

PROPERTY, PLANT AND EQUIPMENT, net	645	200,362	31,128	—	232,135
GOODWILL	—	280,797	38,342	—	319,139
INTANGIBLE ASSETS, net	93	143,415	61,619	—	205,127
INTERCOMPANY RECEIVABLE	552,017	757,608	915,551	(2,225,176)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	863,149	877,641	1,613,891	(3,354,681)	—
OTHER ASSETS	12,171	12,054	(1,002)	(7,172)	16,051
ASSETS OF DISCONTINUED OPERATIONS NOT HELD FOR SALE	—	—	2,960	—	2,960
Total Assets	$1,452,446	$3,010,822	$3,017,580	$(5,607,307)	$1,873,541
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$2,854	$1,471	$6,753	$—	$11,078
Accounts payable and accrued liabilities	14,683	199,784	46,111	6,631	267,209
Liabilities of discontinued operations held for sale	—	47,426	37,024	—	84,450
Liabilities of discontinued operations not held for sale	—	—	8,342	—	8,342
Total Current Liabilities	17,537	248,681	98,230	6,631	371,079
LONG-TERM DEBT, net	903,609	6,044	58,427	—	968,080
INTERCOMPANY PAYABLES	84,068	1,259,413	854,518	(2,197,999)	—
OTHER LIABILITIES	48,424	76,036	14,135	(6,058)	132,537
LIABILITIES OF DISCONTINUED OPERATIONS NOT HELD FOR SALE	—	—	3,037	—	3,037
Total Liabilities	1,053,638	1,590,174	1,028,347	(2,197,426)	1,474,733
SHAREHOLDERS’ EQUITY	398,808	1,420,648	1,989,233	(3,409,881)	398,808
Total Liabilities and Shareholders’ Equity	$1,452,446	$3,010,822	$3,017,580	$(5,607,307)	$1,873,541

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2018

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$397,759	$89,910	$(9,109)	$478,560
Cost of goods and services	—	305,825	60,627	(9,365)	357,087
Gross profit	—	91,934	29,283	256	121,473
Selling, general and administrative expenses	6,014	64,417	33,337	(93)	103,675
Income (loss) from operations	(6,014)	27,517	(4,054)	349	17,798
Other income (expense)
Interest income (expense), net	(5,961)	(8,012)	(2,071)	—	(16,044)
Other, net	1,273	10,601	(9,978)	(462)	1,434
Total other income (expense)	(4,688)	2,589	(12,049)	(462)	(14,610)
Income (loss) before taxes	(10,702)	30,106	(16,103)	(113)	3,188
Provision (benefit) for income taxes	(10,168)	(10,037)	(6,202)	27,644	1,237
Income (loss) before equity in net income of subsidiaries	(534)	40,143	(9,901)	(27,757)	1,951
Equity in net income (loss) of subsidiaries	90,814	(59,708)	40,141	(71,247)	—
Income from continuing operations	$90,280	$(19,565)	$30,240	$(99,004)	$1,951
Income from operations of discontinued businesses	—	(8,423)	121,799	—	113,376
Provision from income taxes	—	859	24,188	—	25,047
Income from discontinued operations	—	(9,282)	97,611	—	88,329

Net Income (loss)	$90,280	$(28,847)	$127,851	$(99,004)	$90,280
Comprehensive income (loss)	$110,681	$1,444	$123,670	$(125,114)	$110,681

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2017

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$328,493	$64,758	$(9,444)	$383,807
Cost of goods and services	—	250,265	44,388	(9,715)	284,938
Gross profit	—	78,228	20,370	271	98,869
Selling, general and administrative expenses	7,077	58,615	16,334	(93)	81,933
Income (loss) from operations	(7,077)	19,613	4,036	364	16,936
Other income (expense)
Interest income (expense), net	(3,323)	(6,068)	(3,314)	—	(12,705)
Other, net	(29)	599	(268)	(364)	(62)
Total other income (expense)	(3,352)	(5,469)	(3,582)	(364)	(12,767)
Income (loss) before taxes	(10,429)	14,144	454	—	4,169
Provision (benefit) for income taxes	(1,534)	4,592	(839)	—	2,219
Income (loss) before equity in net income of subsidiaries	(8,895)	9,552	1,293	—	1,950
Equity in net income (loss) of subsidiaries	13,940	(4,633)	9,551	(18,858)	—
Income (loss) from continuing operations	5,045	4,919	10,844	(18,858)	1,950
Income from operation of discontinued businesses	—	5,302	768	—	6,070
Provision (benefit) from income taxes	—	836	2,139	—	2,975
Income (loss) from discontinued operations	—	4,466	(1,371)	—	3,095
Net Income (loss)	$5,045	$9,385	$9,473	$(18,858)	$5,045

Comprehensive income (loss)	$12,978	$10,601	$8,257	$(18,858)	$12,978

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended March 31, 2018

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$749,071	$182,429	$(15,637)	$915,863
Cost of goods and services	—	568,400	121,406	(16,260)	673,546
Gross profit	—	180,671	61,023	623	242,317
Selling, general and administrative expenses	17,351	138,930	53,386	(185)	209,482
Income (loss) from operations	(17,351)	41,741	7,637	808	32,835
Other income (expense)
Interest income (expense), net	(12,735)	(14,215)	(5,736)	—	(32,686)
Other, net	1,268	10,923	(10,301)	(924)	966
Total other income (expense)	(11,467)	(3,292)	(16,037)	(924)	(31,720)
Income (loss) before taxes	(28,818)	38,449	(8,400)	(116)	1,115
Provision (benefit) for income taxes	(39,860)	(7,302)	(4,146)	27,641	(23,667)
Income (loss) before equity in net income of subsidiaries	11,042	45,751	(4,254)	(27,757)	24,782
Equity in net income (loss) of subsidiaries	110,227	(60,359)	45,751	(95,619)	—
Income from continuing operations	$121,269	$(14,608)	$41,497	$(123,376)	$24,782

Income from operations of discontinued businesses	$—	$(2,003)	$126,845	$—	$124,842
Provision (benefit) from income taxes		2,918	25,437	—	28,355
Income (loss) from discontinued operations	$—	$(4,921)	$101,408	$—	$96,487
Net income (loss)	$121,269	$(14,608)	$41,497	$(123,376)	$24,782

Comprehensive income (loss)	$150,028	$24,212	$171,118	$(195,330)	$150,028

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended March 31, 2017

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$619,829	$133,309	$(17,054)	$736,084
Cost of goods and services	—	469,104	88,942	(17,575)	540,471
Gross profit	—	150,725	44,367	521	195,613
Selling, general and administrative expenses	13,721	113,605	33,676	(185)	160,817
Restructuring and other related charges	—	—	—	—	—
Total operating expenses	13,721	113,605	33,676	(185)	160,817
Income (loss) from operations	(13,721)	37,120	10,691	706	34,796
Other income (expense)
Interest income (expense), net	(7,350)	(12,023)	(6,621)	—	(25,994)
Other, net	(57)	1,001	(440)	(706)	(202)
Total other income (expense)	(7,407)	(11,022)	(7,061)	(706)	(26,196)
Income (loss) before taxes	(21,128)	26,098	3,630	—	8,600
Provision (benefit) for income taxes	(10,563)	10,457	(288)	—	(394)
Income (loss) before equity in net income of subsidiaries	(10,565)	15,641	3,918	—	8,994
Equity in net income (loss) of subsidiaries	27,874	(8,616)	15,641	(34,899)	—
Income from continuing operations	$17,309	$7,025	$19,559	$(34,899)	$8,994
Income from operations of discontinued businesses	—	8,793	5,822	—	14,615
Provision from income taxes	—	2,639	3,661	—	6,300
Income from discontinued operations	—	6,154	2,161	—	8,315
Net income (loss)	$17,309	$13,179	$21,720	$(34,899)	$17,309

Comprehensive income (loss)	$13,930	$7,752	$27,147	$(34,899)	$13,930

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2018

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$121,269	$(19,529)	$142,905	$(123,376)	$121,269
Net (income) loss from discontinued operations	—	4,921	(101,408)	—	(96,487)
Net cash provided by (used in) operating activities:	283,873	(360,855)	38,136	—	(38,846)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(331)	(16,208)	(5,089)	—	(21,628)
Acquired businesses, net of cash acquired	(185,729)	(5,076)	(55,425)	—	(246,230)
Intercompany distributions	—	—	—	—	—
Proceeds from sale of investments	—	—	—	—	—
Proceeds from sale of business	—	473,977	—	—	473,977
Proceeds from sale of assets	—	21	433	—	454
Net cash provided by investing activities	(186,060)	452,714	(60,081)	—	206,573
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(32,861)	—	—	—	(32,861)
Proceeds from long-term debt	342,161	2,195	3,542	—	347,898
Payments of long-term debt	(197,322)	(1,613)	(31,006)	—	(229,941)
Change in short-term borrowings	—	—	—	—	—
Share premium payment on settled debt	—	—	—	—	—
Financing costs	(7,451)	—	—	—	(7,451)
Purchase of ESOP shares	—	—	—	—	—
Dividends paid	(5,872)	—	—	—	(5,872)
Other, net	(22,279)	(40,668)	63,073	—	126
Net cash provided by (used in) financing activities	76,376	(40,086)	35,609	—	71,899
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	—	(36,875)	(11,508)	—	(48,383)
Effect of exchange rate changes on cash and equivalents	—	(27)	(2,441)	—	(2,468)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	174,189	14,871	(285)	—	188,775
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	3,240	8,066	36,375	—	47,681
CASH AND EQUIVALENTS AT END OF PERIOD	$177,429	$22,937	$36,090	$—	$236,456

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2017

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$17,309	$13,179	$21,720	$(34,899)	$17,309
Net (income) loss from discontinued operations	—	(6,154)	(2,161)	—	(8,315)
Net cash provided by (used in) operating activities:	(50,095)	22,759	17,611	(4,502)	(14,227)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(11)	(11,878)	(3,649)	—	(15,538)
Acquired businesses, net of cash acquired	—	—	(6,051)	—	(6,051)
Proceeds from sale of assets	—	102	—	—	102
Net cash provided by (used in) investing activities	(11)	(11,776)	(9,700)	—	(21,487)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(15,758)	—	—	—	(15,758)
Proceeds from long-term debt	185,213	—	10,442	—	195,655
Payments of long-term debt	(101,577)	(664)	(17,925)	—	(120,166)
Share premium payment on settled debt	(24,997)	—		—	(24,997)
Financing costs	(335)	—	—	—	(335)
Purchase of ESOP shares	(9,213)	—	—	—	(9,213)
Dividends paid	(5,137)	—	—	—	(5,137)
Other, net	16,809	(12,434)	(9,064)	4,502	(187)
Net cash provided by (used in) financing activities	45,005	(13,098)	(16,547)	4,502	19,862
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	—	(18,172)	9,909	—	(8,263)
Effect of exchange rate changes on cash and equivalents	—	—	(1,013)	—	(1,013)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(5,101)	(20,287)	260	—	(25,128)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	6,517	27,692	38,344	—	72,553
CASH AND EQUIVALENTS AT END OF PERIOD	$1,416	$7,405	$38,604	$—	$47,425

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

On May 3, 2018, Clopay Building Products Company, Inc. ("CBP") entered into a definitive agreement to acquire CornellCookson, Inc. ("CornellCookson"), a leading US manufacturer and marketer of rolling steel door and grille products designed for commercial, industrial, institutional and retail use, for $180,000, subject to certain post closing adjustments. After taking into account tax benefits resulting from the transaction, the effective purchase price is approximately $170,000. CornellCookson is expected to generate approximately $200,000 in revenue. The transaction is subject to regulatory approval and customary closing conditions and is expected to close in June 2018.

On November 16, 2017, Griffon announced it entered into a definitive agreement to sell Clopay Plastic Products Company, Inc. ("PPC") and on February 6, 2018, completed the sale to Berry Global, Inc. (NYSE:BERY) ("Berry") for $475,000 in cash, subject to certain post-closing adjustments. As a result, Griffon classified the results of operations of the PPC business as discontinued operations in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operations in the consolidated balance sheets. All results and information presented exclude PPC unless otherwise noted. PPC is a global leader in the development and production of embossed, laminated and printed specialty plastic films for hygienic, health-care and industrial products and sells to some of the world's largest consumer products companies. See Note 14, Discontinued Operations.

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

Griffon currently conducts its operations through two reportable segments:

•	Home & Building Products (“HBP”) consists of three companies, The AMES Companies, Inc. (“AMES”), CBP and ClosetMaid:

-	AMES, founded in 1774, is the leading US manufacturer and a global provider of long-handled tools and landscaping products for homeowners and professionals.

-	CBP, since 1964, is a leading manufacturer and marketer of residential and commercial garage doors and sells to professional dealers and some of the largest home center retail chains in North America.

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

As a result of the decline in the U.S. housing market, in May 2008, we announced the divestiture of our Installation Services business, which was consummated by September 2008. In September 2008, Griffon strengthened its balance sheet by raising $248,600 in equity through a common stock rights offering and a related investment by GS Direct L.L.C., an affiliate of The Goldman Sachs Group, Inc. Since that time, Griffon has continued to refine and enhance the strategic direction and operating performance of its companies, while strengthening its balance sheet. Since, Griffon has grown revenue and earnings through organic growth, cost containment and acquisitions, while returning capital to its shareholders through dividends and stock buybacks.

From October 2008 through May 10, 2017, Griffon's Employee Stock Ownership Plan ("ESOP") purchased 4,562,371 shares of Griffon's common stock, for a total of $54,186 or $11.88 per share. During the year ended September 30, 2017, Griffon's ESOP purchased 621,875 shares of common stock for a total of $10,908 or $17.54 per share. As of March 31, 2018, the ESOP holds 5,704,783 allocated and unallocated shares, or 12% of Griffon's outstanding shares, with a related loan balance of $41,289, net of issuance costs.

On September 30, 2010, Griffon purchased AMES for $542,000. Subsequently, Griffon acquired eight businesses complementary to AMES: the pots and planters business of Southern Sales & Marketing ("Southern Patio"), Northcote Pottery ("Northcote"), the Australian Garden and Tools division of Illinois Tool Works, Inc. ("Cyclone"), Hills Home Living ("Hills"), La Hacienda Limited ("La Hacienda"), Tuscan Landscape Group Ltd ("Tuscan Path"), Harper Brush Works (“Harper”) and Kelkay Limited ("Kelkay").

On October 17, 2011, AMES acquired Southern Patio for approximately $23,000. Southern Patio, is a leading designer, manufacturer and marketer of landscape accessories.

On December 31, 2013, AMES acquired Northcote, founded in 1897 and a leading brand in the Australian outdoor planter and decor market, for approximately $22,000.

On May 21, 2014, AMES Australia acquired Cyclone for approximately $40,000. Cyclone offers a full range of quality garden and hand tool products sold under various leading brand names including Cyclone®, Nylex® and Trojan®, designed to meet the requirements of both the Do-it-Yourself and professional trade segments.

On December 30, 2016, AMES Australia acquired Hills for approximately $6,051 (AUD 8,400). Hills, founded in 1946, is a market leader in the supply of clothesline, laundry and garden products. The Hills acquisition adds to AMES' existing broad category of products and enhances its lawn and garden product offerings in Australia.

On July 31, 2017 AMES acquired La Hacienda, a leading United Kingdom outdoor living brand of unique heating and garden decor products, for approximately $10,610 (GBP 8,575). The acquisition of La Hacienda broadens AMES' global outdoor living and lawn and garden business and supports AMES' UK expansion strategy. La Hacienda is expected to generate approximately GBP 14,000 of revenue in the first twelve months after the acquisition.
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

On November 6, 2017, AMES acquired Harper, a division of Horizon Global, for approximately $5,000. Harper is a leading U.S. manufacturer of cleaning products for professional, home, and industrial use. The acquisition broadens AMES’ long-handled tool offering in North America to include brooms, brushes, and other cleaning tools and accessories. The acquisition is expected to contribute approximately $10,000 in revenue in the first twelve months after the acquisition.

On February 13, 2018, AMES acquired Kelkay, a leading United Kingdom manufacturer and distributor of decorative outdoor landscaping products sold to garden centers, retailers and grocers in the UK and Ireland for approximately $56,118 (GBP 40,452). Kelkay is expected to contribute approximately $40,000 in revenue in the first twelve months after the acquisition.

From August 2011 through March 31, 2018, Griffon repurchased 21,867,537 shares of its common stock, for a total of $290,036 or $13.26 per share. This included the repurchase of 17,423,093 shares on the open market, as well as the December 10, 2013 repurchase of 4,444,444 shares from GS Direct for $50,000, or $11.25 per share. In each of August 2011, May 2014, March 2015, July 2015 and August 2016, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under these programs, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. At March 31, 2018, $21,022 remains under the August 3, 2016 Board authorization.

On November 17, 2011, the Company began declaring quarterly dividends. During the first half of 2018, and during 2017, 2016 and 2015, the Company declared and paid dividends per share of $0.14, $0.24, $0.20 and $0.16, respectively, for total dividends of $35,639 paid during this period. On March 7, 2018, the Board of Directors declared a special cash dividend of $1.00 per share, paid on April 16, 2018 to shareholders of record as of the close of business on March 29, 2018.

On May 3, 2018, the Board of Directors declared a quarterly cash dividend of $0.07 per share, payable on June 21, 2018 to shareholders of record as of the close of business on May 25, 2018.

As of March 31, 2018, Griffon had outstanding $1,000,000 of 5.25% Senior Notes due 2022 ("Senior Notes"), which were issued in three tranches and under the same indenture.  During 2014, Griffon issued $600,000 of Senior Notes, the proceeds of which were primarily used to redeem $550,000 of 7.125% senior notes due 2018.  In May 2016, the Company completed an add-on offering of $125,000 principal amount of Senior Notes, the proceeds of which were used to pay down outstanding revolving loan borrowings under the Credit Agreement.  On October 2, 2017, Griffon completed an add-on offering of $275,000 aggregate principal amount of Senior Notes, the proceeds of which were used to purchase ClosetMaid and to pay down outstanding revolving loan borrowings under the Credit Agreement.

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

On November 16, 2017, Griffon announced it entered into a definitive agreement to sell PPC, and on February 6, 2018, completed the sale to Berry for $475,000 in cash, subject to certain post-closing adjustments.

OVERVIEW

Revenue for the quarter ended March 31, 2018 was $478,560 compared to $383,807 in the prior year quarter, an increase of approximately 25%, primarily driven by increased revenue at Home & Building Products from both recent acquisitions and organic growth, partially offset by decreased revenue at Telephonics. Income from continuing operations was $1,951 or $0.05 per share, compared to $1,950 or $0.05 per share, in the prior year quarter. The current quarter results from continuing operations included acquisition costs of $814 ($378, net of tax, or $0.01 per share) and discrete and certain other tax provisions, net, of $368 or $0.01 per share.

The prior year quarter included discrete and certain other tax provisions, net, of $466 or $0.01 per share.

Excluding these items from the respective quarterly results, Income from continuing operations would have been $2,697 or $0.06 per share in the current quarter compared to $2,416 or $0.06 per share in the prior year quarter.

Revenue for the six months ended March 31, 2018 was $915,863 compared to $736,084 in the prior year period, an increase of 24%, primarily driven by increased revenue at Home & Building Products from both recent acquisitions and organic growth, partially offset by decreased revenue at Telephonics. Income from continuing operations was $24,782 or $0.58 per share, compared to $8,994 or $0.21 per share, in the prior year period. The year results from continuing operations included the following:

–    Acquisition costs of $3,999 ($2,726, net of tax, or $0.06 per share);
–    Cost of life insurance benefit of $2,614 ($248, net tax, or $0.01); and
–    Discrete and certain other tax benefits, net, of $22,650 or $0.53 per share, primarily from the revaluation of deferred tax liabilities related to the December 22, 2017 tax reform bill.

The prior year included net tax benefits of $3,955 or $0.09 per share, primarily related to discrete benefits for the adoption of recent Financial Accounting Standards Board guidance, which requires the Company to recognize excess tax benefits from the vesting of equity awards within income tax expense.

Excluding these items from the respective periods, Income from continuing operations would have been $5,106 or $0.12 per share in the current year period ended March 31, 2018 compared to $5,039 or $0.12 per share in the comparable prior year period.

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

GRIFFON CORPORATION AND SUBSIDIARIES
RECONCILIATION OF INCOME FROM CONTINUING OPERATIONS
TO ADJUSTED INCOME FROM CONTINUING OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2018	2017	2018	2017
Income from continuing operations	$1,951	$1,950	$24,782	$8,994

Adjusting items, net of tax:
Acquisition costs	378	—	2,726	—
Cost of life insurance benefit	—	—	248	—
Discrete and certain other tax provision (benefit)	368	466	(22,650)	(3,955)

Adjusted income from continuing operations	$2,697	$2,416	$5,106	$5,039

Diluted earnings per common share from continuing operations	$0.05	$0.05	$0.58	$0.21

Adjusting items, net of tax:
Acquisition costs	0.01	—	0.06	—
Cost of life insurance benefit	—	—	0.01	—
Discrete and certain other tax provision (benefit)	0.01	0.01	(0.53)	(0.09)

Adjusted earnings per common share from continuing operations	$0.06	$0.06	$0.12	$0.12

Weighted-average shares outstanding (in thousands)	42,765	43,229	43,062	42,776

Note: Due to rounding, the sum of earnings per common share and adjusting items, net of tax, may not equal adjusted earnings per common share.

RESULTS OF CONTINUING OPERATIONS

Three and Six months ended March 31, 2018 and 2017

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

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2018	2017	2018	2017
Segment operating profit:
Home & Building Products	$28,478	$18,314	$56,229	$40,954
Telephonics	1,302	9,015	2,782	14,406
Segment operating profit from continuing operations	29,780	27,329	59,011	55,360
Net interest expense	(16,044)	(12,705)	(32,686)	(25,994)
Unallocated amounts	(10,541)	(10,455)	(20,977)	(20,766)
Acquisition costs	(7)	—	(1,619)	—
Cost of life insurance benefit	—	—	(2,614)	—
Income before taxes from continuing operations	$3,188	$4,169	$1,115	$8,600

The following table provides a reconciliation of Segment adjusted EBITDA from continuing operations to Income before taxes from continuing operations:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2018	2017	2018	2017
Segment adjusted EBITDA:
Home & Building Products	$39,789	$27,565	$79,246	$59,372
Telephonics	3,997	11,786	8,196	19,894
Total Segment adjusted EBITDA	43,786	39,351	87,442	79,266
Net interest expense	(16,044)	(12,705)	(32,686)	(25,994)
Segment depreciation and amortization	(13,199)	(12,022)	(26,051)	(23,906)
Unallocated amounts	(10,541)	(10,455)	(20,977)	(20,766)
Acquisition costs	(814)	—	(3,999)	—
Cost of life insurance benefit	—	—	(2,614)	—
Income before taxes from continuing operations	$3,188	$4,169	$1,115	$8,600

Home & Building Products

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2018		2017		2018		2017
Revenue:
AMES	$182,928		$162,907		$322,910		$283,631
CBP	138,112		122,628		292,348		266,088
ClosetMaid	75,268		—		152,028		—
Home & Building Products	$396,308		$285,535		$767,286		$549,719
Segment operating profit	$28,478	7.2%	$18,314	6.4%	$56,229	7.3%	$40,954	7.4%
Depreciation and amortization	10,504		9,251		20,637		18,418
Acquisition costs	806		—		2,380		—
Segment adjusted EBITDA	$39,789	10.0%	$27,565	9.7%	$79,246	10.3%	$59,372	10.8%

For the quarter ended March 31, 2018, revenue increased $110,773 or 39%, compared to the prior year quarter due to the acquisition of ClosetMaid ("CM"), AMES' acquisitions of Tuscan Path, La Hacienda, Harper and Kelkay, as well as improved volume, favorable mix and price increases at CBP, partially offset by reduced sales at AMES US from unfavorable weather patterns.
For the quarter ended March 31, 2018, Segment operating profit of $28,478 increased 55% from $18,314 in the prior year quarter. Excluding the impact of acquisition related costs, Segment operating profit would have been $29,284, increasing 60% from the prior year quarter, primarily driven by the increased revenue as noted above. Segment depreciation and amortization increased $1,253 from the prior year quarter primarily from acquisitions.

For the six months ended March 31, 2018, revenue increased $217,567 or 40%, compared to the prior year period, primarily driven by the acquisition of CM, AMES' acquisitions of La Hacienda, Tuscan Path, Hills, Harper and Kelkay, as well as favorable mix and price increases at CBP, partially offset by reduced sales at AMES' US from unfavorable weather patterns.

For the six months ended March 31, 2018, Segment operating profit increased 37% to $56,229 compared to $40,954 in the prior year period. Excluding the impact of acquisition related costs, Segment operating profit would have been $58,608, increasing 43% from the prior year quarter, primarily driven by the increased revenue as noted above. Segment depreciation and amortization increased $2,219 from the prior year period primarily from acquisitions.

On May 3, 2018, CBP entered into a definitive agreement to acquire CornellCookson, Inc. ("CornellCookson"), a leading US manufacturer and marketer of rolling steel door and grille products designed for commercial, industrial, institutional and retail use, for $180,000, subject to certain post closing adjustments. After taking into account tax benefits resulting from the transaction, the effective purchase price is approximately $170,000. CornellCookson is expected to generate approximately $200,000 in revenue in the first twelve months after the acquisition. The transaction is subject to regulatory approval and customary closing conditions and is expected to close in June 2018.

On February 13, 2018, AMES acquired Kelkay Limited (“Kelkay”) a leading United Kingdom manufacturer and distributor of decorative outdoor landscaping products sold to garden centers, retailers and grocers in the UK and Ireland for approximately $56,118 (GBP 40,452). Kelkay is expected to contribute approximately $40,000 in revenue in the first twelve months after the acquisition.

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

On November 6, 2017, AMES acquired Harper Brush Works (“Harper”), a division of Horizon Global, for approximately $5,000. Harper is a leading U.S. manufacturer of cleaning products for professional, home, and industrial use. The acquisition broadens AMES’ long-handled tool offering in North America to include brooms, brushes, and other cleaning tools and accessories. The acquisition is expected to contribute approximately $10,000 in revenue in the first twelve months after the acquisition.

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

On July 31, 2017 AMES acquired La Hacienda, a leading United Kingdom outdoor living brand of unique heating and garden decor products, for approximately $10,610 (GBP 8,575). The acquisition of La Hacienda broadens AMES' global outdoor living and lawn and garden business and supports AMES' UK expansion strategy. La Hacienda is expected to generate approximately GBP 14,000 of revenue in the first twelve months after the acquisition.
On December 30, 2016, AMES Australia acquired Hills for approximately $6,051 (AUD 8,400). Hills, founded in 1946, is a market leader in the supply of clothesline, laundry and garden products. The Hills acquisition adds to AMES' existing broad category of products and enhances its lawn and garden product offerings in Australia.
Telephonics

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2018		2017		2018		2017
Revenue	$82,252		$98,272		$148,577		$186,365
Segment operating profit	$1,302	1.6%	$9,015	9.2%	$2,782	1.9%	$14,406	7.7%
Depreciation and amortization	2,695		2,771		5,414		5,488
Segment adjusted EBITDA	$3,997	4.9%	$11,786	12.0%	$8,196	5.5%	$19,894	10.7%

For the quarter ended March 31, 2018, revenue decreased $16,020 or 16% compared to the prior year quarter, primarily due to decreased maritime surveillance radar systems revenue and work performed on various international radar programs.

For the quarter ended March 31, 2018, Segment operating profit decreased $7,713 compared to the prior year quarter, primarily driven by reduced margin on decreased revenue noted above and the impact of revised estimates to complete remaining performance obligations on certain airborne intercommunications systems and various international radar programs.

For the six months ended March 31, 2018, revenue decreased $37,788, or 20%, compared to the prior year period, primarily due to decreased maritime surveillance radar revenue and work performed on various international radar and airborne intercommunications systems.

For the six months ended March 31, 2018, Segment operating profit decreased $11,624 primarily due to the decreased revenue noted above and the impact of revised estimates to complete remaining performance obligations on certain airborne intercommunications systems and various international radar programs.

During the six months ended March 31, 2018, Telephonics was awarded several new contracts and received incremental funding on existing contracts approximating $155,800. Contract backlog was $358,000 at March 31, 2018, with 67% expected to be fulfilled in the next 12 months. Backlog was $350,900 at September 30, 2017. Backlog is defined as unfilled firm orders for products and services for which funding has been both authorized and appropriated by the customer or Congress, in the case of US government agencies.

Unallocated

For the quarter ended March 31, 2018, unallocated amounts totaled $10,541 compared to $10,455 in the prior year; for the six months ended March 31, 2018, unallocated amounts totaled $20,977 compared to $20,766 in the prior year. The increase in the current quarter and six months compared to the respective prior year period primarily relates to compensation and incentive expenses, including severance for a segment executive, partially offset by investment income.

Segment Depreciation and Amortization

Segment depreciation and amortization increased $1,177 and $2,145 for the quarter and six months ended March 31, 2018, respectively, compared to the comparable prior year period, primarily due to depreciation and amortization on assets acquired in acquisitions.

Other Income (Expense)

For the quarters ended March 31, 2018 and 2017, Other income (expense) primarily consisted of $217 and ($291), respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $1,266 and $68, respectively, of net investment income.

For the six months ended March 31, 2018 and 2017, Other income (expense) primarily consisted of $(219) and $(423), respectively, of net currency exchange losses in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, as well as $1,261 and $155, respectively, of net investment income.

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

During the quarter ended March 31, 2018, the Company recognized a tax provision of $1,237 on income before taxes from continuing operations of $3,188, compared to $2,219 on income before taxes from continuing operations of $4,169, in the comparable prior year quarter. The current quarter results included acquisition costs of $814 ($378, net of tax) and discrete and certain other tax provisions, net, of $368. The prior year quarter included discrete and certain other tax provisions, net, of $466. Excluding these tax items, the effective tax rates for the quarters ended March 31, 2018 and 2017 were 32.6% and 42.1%, respectively.

During the six months ended March 31, 2018, the Company recognized a tax benefit of $23,667 on income before taxes from continuing operations of $1,115, compared to a tax benefit of $394 on Income before taxes from continuing operations of $8,600 in the comparable prior year period. The six month period ended March 31, 2018 included net tax benefits of $22,650 primarily from the December 22, 2017 tax reform bill related to revaluation of deferred tax liabilities, $3,999 ($2,726 net of tax) of acquisition costs and $2,614 ($248 net of tax) related to cost of life insurance benefits.  The six month period ended March 31, 2017 included discrete benefits of $3,956 primarily from the adoption of Financial Accounting Standards Board guidance which requires the Company to recognize excess tax benefits from the vesting of equity awards within income tax expense. Excluding these tax items, the effective tax rates for the six months ended March 31, 2018 and 2017 were 33.9% and 41.4%, respectively.
Stock based compensation

For the quarters ended March 31, 2018 and 2017, stock based compensation expense totaled $2,365 and $2,343, respectively. For the six months ended March 31, 2018 and 2017, such expense totaled $4,920 and $4,795, respectively.

Comprehensive income (loss)

For the quarter ended March 31, 2018, total other comprehensive income, net of taxes, of $20,401, included a gain of $14,866 related to removal of PPC’s foreign currency translation loss, which was considered in the gain on disposal of discontinued operations, a gain of $4,848 from foreign currency translation adjustments primarily due to the strengthening of the Euro and British pound currencies, offset by the weakening of the Canadian and Australian currencies, all in comparison to the US Dollar, a $247 benefit from pension amortization of actuarial losses and a $440 gain on cash flow hedges.

For the six months ended March 31, 2018, total other comprehensive income, net of taxes, of $28,759 included a gain of $14,866 related to removal of PPC’s foreign currency translation loss, which was considered in the gain on disposal of discontinued operations, a gain of $3,559 from foreign currency translation adjustments primarily, strengthening of the Euro and British pound currencies, offset by the weakening of the Canadian and Australian currencies, all in comparison to the US Dollar, a $9,806 benefit from pension amortization of actuarial losses and a $528 gain on cash flow hedges.

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

For the six months ended March 31, 2017, total other comprehensive loss, net of taxes, of $3,379 included a $5,070 loss from foreign currency translation adjustments primarily due to the weakening of the Euro and Canadian currencies, partially offset by the strengthening of the Brazilian currency, all in comparison to the U.S. Dollar, a $1,088 benefit from pension amortization of actuarial losses and $603 a gain on cash flow hedges.

Discontinued operations

Plastic Products Company

On November 16, 2017, Griffon announced it entered into a definitive agreement to sell PPC and on February 6, 2018, completed the sale to Berry for $475,000 in cash, subject to certain post-closing adjustments. As a result, Griffon classified the results of operations of the PPC business as discontinued operations in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operations in the consolidated balance sheets. All results and information presented exclude PPC unless otherwise noted. PPC is a global leader in the development and production of embossed, laminated and printed specialty plastic films for hygienic, health-care and industrial products and sells to some of the world's largest consumer products companies. See Note 14, Discontinued Operations.

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

Griffon substantially concluded remaining disposal activities in 2009. There was no revenue or income from the Installation Services’ business for the quarters and six months ended March 31, 2018 and 2017.

During the year ended September 30, 2017, Griffon recorded $5,700 of reserves in discontinued operations related to historical environmental remediation efforts and to increase the reserve for homeowner association claims (HOA) related to installation services.

At March 31, 2018, Griffon’s assets and liabilities for discontinued operations primarily related to income taxes, product liability, warranty and environmental reserves, and accruals related to PPC transaction expenses. Future net cash outflows to satisfy liabilities related to disposal activities accrued as of March 31, 2018 are estimated to be $55,952.

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

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

Cash Flows from Continuing Operations	For the Six Months Ended March 31,
(in thousands)	2018	2017
Net Cash Flows Provided by (Used In):
Operating activities	$(38,846)	$(14,227)
Investing activities	206,573	(21,487)
Financing activities	71,899	19,862

Cash used in continuing operations for the six months ended March 31, 2018 was $38,846 compared to $14,227 in the prior year period. Cash used in continuing operations primarily resulted from increases in inventory, accounts receivable and prepaid and other current assets, partially offset by increases in accounts payable and accrued expenses. During the six months ended March 31, 2018, the Company paid $11,452 of acquisition costs.

During the six months ended March 31, 2018, Griffon generated $206,573 of cash in investing activities from continuing operations compared to $21,487 used in the prior year, with the increase primarily driven by the proceeds from the sale of PPC, offset by acquisitions and capital expenditures. On February 5, 2018, the Company completed the sale of PPC to Berry for $475,000 in cash, subject to certain post-closing adjustments. On October 2, 2017, Griffon completed the acquisition of ClosetMaid, a market leader of home storage and organization products, for approximately $185,700, inclusive of post-closing adjustments, or $165,000 net of the estimated present value of tax benefits under the current tax law. Additionally, on November 6, 2017, AMES acquired Harper, a division of Horizon Global, for approximately $5,000. Harper is a leading U.S. manufacturer of cleaning products for professional, home, and industrial use. Furthermore, on February 13, 2018, AMES acquired Kelkay, a United Kingdom manufacturer and distributor of decorative outdoor landscaping products sold to leading garden centers, retailers and grocers in the UK and Ireland for approximately $56,118 (GBP 40,452). In the six month period ended March 31, 2017, AMES Australia acquired Hills for approximately $6,051 (AUD 8,400). Capital expenditures for the six months ended March 31, 2018 totaled $21,628, an increase of $6,090 from the prior year.

During the six months ended March 31, 2018, cash provided by financing activities from continuing operations totaled $71,899 compared to the $19,862 provided in the prior year. On October 2, 2017, Griffon completed an add-on offering of $275,000 aggregate principal amount of 5.25% senior notes due 2022 in an unregistered offering through a private placement. The $275,000 senior notes were issued under the same indenture pursuant to which Griffon previously issued $725,000 in aggregate principal amount of its 5.25% Senior Notes due 2022. The proceeds were used, among other things, to purchase ClosetMaid and for general corporate purposes (including to reduce the outstanding balance of Griffon's revolving credit facility (the "Credit Agreement")). At March 31, 2018, there were $14,896 in outstanding borrowings under the Credit Agreement, compared to $176,000 in outstanding borrowings at the same date in the prior year, primarily related to financing UK acquisitions. On January 17, 2017, Griffon settled the convertible debt for $173,855 with $125,000 in cash, utilizing borrowings under the Credit Agreement, and $48,858, or 1,954,993 shares of common stock issued from treasury.

On August 3, 2016, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under the share repurchase program, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During the six months ended March 31, 2018, Griffon purchased 1,438,239 shares of common stock under the August 2016 Board authorized program, for a total of $28,415 or $19.76 per share. As of March 31, 2018, $21,022 remains under the August 2016 Board authorization. In addition, during the six month period ended March 31, 2018, 197,452 shares, with a market value of $4,446, or $22.51 per share, were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock.

During the six months ended March 31, 2018, the Board of Directors approved two quarterly cash dividends of $0.07 per share each.

On March 7, 2018, the Board of Directors declared a special cash dividend of $1.00 per share, paid on April 16, 2018 to shareholders of record as of the close of business on March 29, 2018. Additionally, on May 3, 2018, the Board of Directors declared a quarterly cash dividend of $0.07 per share, payable on June 21, 2018 to shareholders of record as of the close of business on May 25, 2018.

Payments related to Telephonics revenue are received in accordance with the terms of development and production subcontracts; certain of such receipts are progress or performance based payments. With respect to HBP, there have been no material adverse impacts on payment for sales.

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue from continuing operations. For the six months ended March 31, 2018:

•	The United States Government and its agencies, through either prime or subcontractor relationships, represented 10% of Griffon’s consolidated revenue and 59% of Telephonics’ revenue.

•	The Home Depot represented 20% of Griffon’s consolidated revenue and 23% of HBP’s revenue.

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

Cash and Equivalents and Debt	March 31,	September 30,
(in thousands)	2018	2017
Cash and equivalents	$236,456	$47,681
Notes payables and current portion of long-term debt	12,917	11,078
Long-term debt, net of current maturities	1,078,462	968,080
Debt discount/premium and issuance costs	15,484	13,243
Total debt	1,106,863	992,401
Debt, net of cash and equivalents	$870,407	$944,720

On October 2, 2017, in an unregistered offering through a private placement under Rule 144A, Griffon completed the add-on offering of $275,000 principal amount of its 5.25% senior notes due 2022, at 101.00% of par, to Griffon's previously issued $125,000 principal amount of its 5.25% senior notes due 2022, at 98.76% of par, completed on May 18, 2016 and $600,000 5.25% senior notes due 2022, at par, completed on February 27, 2014 (collectively the “Senior Notes”). As of March 31, 2018, outstanding Senior Notes due totaled $1,000,000; interest is payable semi-annually on March 1 and September 1. The net proceeds of the $275,000 add-on offering were used, among other things, to acquire ClosetMaid with the remaining proceeds used to pay down outstanding loan borrowings under Griffon's Credit Agreement. The net proceeds of the previously issued $125,000 add-on offering were used to pay down outstanding revolving loan borrowings under Griffon's Credit Agreement.

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On February 5, 2018, July 20, 2016 and June 18, 2014, Griffon exchanged all of the $275,000, $125,000 and $600,000 Senior Notes, respectively, for substantially identical Senior Notes registered under the Securities Act of 1933 via an exchange offer. The fair value of the Senior Notes approximated $1,006,300 on March 31, 2018 based upon quoted market prices (level 1 inputs). In connection with the issuance and exchange of the $275,000 senior notes, Griffon capitalized $8,472 of underwriting fees and other expenses; Griffon capitalized $3,016 of underwriting fees and other expenses in connection with the $125,000 senior notes; and Griffon capitalized $10,313 in connection with the previously issued $600,000 senior notes. All capitalized fees will amortize over the term of the notes.

On March 22, 2016, Griffon amended the Credit Agreement to increase the credit facility from $250,000 to $350,000, extend its maturity from March 13, 2020 to March 22, 2021, and modify certain other provisions of the facility. On October 2, 2017, Griffon further amended the Credit Agreement in association with the ClosetMaid Acquisition to modify the net leverage covenant through the quarter ended March 31, 2019. The facility includes a letter of credit sub-facility with a limit of $50,000 and a multi-currency sub-facility of $50,000. The Credit Agreement provides for same day borrowings of base rate loans. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility or the occurrence of an event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, in each case without a floor, plus an applicable margin, which adjusts based on financial performance. Current margins are 1.50% for base rate loans and 2.50% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries (except that a lien on the assets of Griffon's material domestic subsidiaries securing a limited amount of the debt under the Credit Agreement relating to Griffon's Employee Stock Ownership Plan ("ESOP") ranks pari passu with the lien granted on such assets under the Credit Agreement). At March 31, 2018, there were $14,896 in outstanding borrowings and standby letters of credit were $14,896 under the Credit Agreement; $320,208 was available, subject to certain loan covenants, for borrowing at that date.

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

In September 2015 and March 2016, Griffon entered into mortgage loans in the amounts of $32,280 and $8,000, respectively. The mortgage loans were secured by four properties occupied by Griffon's subsidiaries. The loans were due to mature in September 2025 and April 2018, respectively, were collateralized by the specific properties financed and were guaranteed by Griffon. The loans had an interest rate of LIBOR plus 1.50%. The loans were paid off during the quarter ended March 31, 2018.

In August 2016, Griffon’s ESOP entered into an agreement that refinanced the existing ESOP loan into a new Term Loan in the amount of $35,092 (the "Agreement"). The Agreement also provided for a Line Note with $10,908 available to purchase shares of Griffon common stock in the open market. During 2017, Griffon's ESOP purchased 621,875 shares of common stock for a total of $10,908 or $17.54 per share, under a borrowing line that has now been fully utilized. On June 30, 2017, the Term Loan and Line Note were combined into a single Term Loan. The Term Loan bears interest at LIBOR plus 2.50%. The Term Loan requires a quarterly principal payment of $569 with a balloon payment due at maturity on March 22, 2020. As of March 31, 2018, $41,289, net of issuance costs, was outstanding under the Term Loan. The Term Loan is secured by shares purchased with the proceeds of the loan and with a lien on a specific amount of Griffon assets (which lien ranks pari passu with the lien granted on such assets under the Credit Agreement) and is guaranteed by Griffon.

Two Griffon subsidiaries have capital leases outstanding for real estate located in Troy, Ohio and Ocala, Florida. The leases both mature in 2022, and bear interest at a fixed rates of approximately 5.0% and 8.0%, respectively. The Troy Ohio lease is secured by a mortgage on the real estate and is guaranteed by Griffon. The Ocala, Florida lease contains two five-year renewal options. At March 31, 2018, $8,890 was outstanding, net of issuance costs.

In November 2012, Garant G.P. (“Garant”) entered into a CAD $15,000 ($11,624 as of March 31, 2018) revolving credit facility. The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (3.18% LIBOR USD and 2.87% Bankers Acceptance Rate CDN as of March 31, 2018). The revolving facility matures in October 2019. Garant is required to maintain a certain minimum equity.  At March 31, 2018, there were no borrowings under the revolving credit facility with CAD 15,000 ($11,624 as of March 31, 2018) available for borrowing.

In July 2016, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries ("Griffon Australia") entered into an AUD 30,000 term loan and an AUD 10,000 revolver. The term loan refinanced two existing term loans and the revolver replaced two existing lines. In December 2016, the amount available under the revolver was increased from AUD 10,000 to AUD 20,000 and, in March 2017, the term loan commitment was increased by AUD 5,000. In September 2017, the term commitment was further increased by AUD 15,000. The term loan requires quarterly principal payments of AUD 1,250 plus interest, with a balloon payment of AUD

37,125 due upon maturity in June 2019, and accrues interest at Bank Bill Swap Bid Rate “BBSY” plus 2.00% per annum (4.08% at March 31, 2018). As of March 31, 2018, the term loan had an outstanding balance of AUD 43,375 ($33,277 as of March 31, 2018). The revolving facility matures in November 2018, but is renewable upon mutual agreement with the bank, and accrues interest at BBSY plus 2.0% per annum (3.94% at March 31, 2018). At March 31, 2018, there were no borrowings under the revolving credit facility with AUD 20,000 ($15,344 as of March 31, 2018) available for borrowing. The revolver and the term loan are both secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon guarantees the term loan. Griffon Australia is required to maintain a certain minimum equity level and is subject to a maximum leverage ratio and a minimum fixed charges cover ratio.

A UK subsidiary of Griffon maintains an invoice discounting arrangement secured by trade receivables. Interest is variable at 2.0% over the Sterling base rate (2.5% as of March 31, 2018). At March 31, 2018 the amount outstanding under this facility was $2,125 (GBP $1,512).

Other long-term debt consists primarily of a loan with the Pennsylvania Industrial Development Authority, with the balance consisting of capital leases.

At March 31, 2018, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements.

On August 3, 2016, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under this share repurchase program, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During both the quarter and six months ended March 31, 2018, Griffon purchased 1,438,239 shares of common stock under the August 2016 program, for a total of $28,415 or $19.76. From August 2011 through March 31, 2018, Griffon repurchased 21,867,537 shares of its common stock, for a total of $290,036 or $13.26 per share. This included the repurchase of 17,423,093 shares on the open market, as well as the December 10, 2013 repurchase of 4,444,444 shares from GS Direct for $50,000, or $11.25 per share. As of March 31, 2018, $21,022 remains under the August 2016 Board authorization.

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

In addition, during the six month period ended March 31, 2018, 197,452 shares, with a market value of $4,446, or $22.51 per share, were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock.

On November 17, 2011, the Company began declaring quarterly dividends. During 2017, the Company declared and paid dividends totaling $0.24 per share. During the six months ended March 31, 2018, the Board of Directors approved two quarterly cash dividends of $.07 per share each. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends.

On March 7, 2018, the Board of Directors declared a special cash dividend of $1.00 per share, paid on April 16, 2018 to shareholders of record as of the close of business on March 29, 2018. On May 3, 2018, the Board of Directors declared a quarterly cash dividend of $0.07 per share, payable on June 21, 2018 to shareholders of record as of the close of business on May 25, 2018.

During the six months ended March 31, 2018 and 2017, Griffon used cash for discontinued operations from operating, investing and financing activities of $48,383 and $8,263, respectively, primarily related to PPC operations and capital expenditures, as well as the repayment of outstanding debt upon the sale of PPC, and expenditures related to remaining Installation Services liabilities and environmental costs.

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

Foreign Exchange

Griffon conducts business in various non-US countries, primarily in Canada, Australia, United Kingdom, Mexico and China; therefore, changes in the value of the currencies of these countries affect Griffon's financial position and cash flows when translated into US Dollars. Griffon has generally accepted the exposure to exchange rate movements relative to its non-US operations. Griffon may, from time to time, hedge its currency risk exposures. A change of 10% or less in the value of all applicable foreign currencies would not have a material effect on Griffon’s financial position and cash flows.

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

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

(c)    ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(1)
January 1 - 31, 2018	395,439		$20.59	395,439
February 1 - 28, 2018	500,800		19.41	500,800
March 1 - 31, 2018	548,120	(2)	19.46	542,000
Total	1,444,359		$19.75	1,438,239	$21,022

1.
On August 3, 2016, the Company’s Board of Directors authorized the repurchase of up to $50,000 of Griffon common stock; as of March 31, 2018, an aggregate of $21,022 remained available for the purchase of Griffon common stock under the August 3, 2016 Board authorization.

2.
Includes (a) 542,000 shares purchased by the Company in open market purchases pursuant to stock repurchased authorized by the Company's Board of Directors and (b) 6,120 shares acquired by the Company from holders of restricted stock upon vesting of the restricted stock, to satisfy tax-withholding obligations of the holders.

Item 3    Defaults Upon Senior Securities
None

Item 4    Mine Safety Disclosures
None

Item 5    Other Information

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On May 2, 2018, Cheryl L. Turnbull was elected to serve on Griffon’s Board of Directors as a Class III Director, and entered into a customary indemnification agreement with Griffon which provides that Griffon will indemnify Ms. Turnbull to the fullest extent permitted by applicable law, and which includes provisions relating to the advancement of expenses incurred by or on behalf of Ms. Turnbull. This indemnification agreement is in the same form as the indemnification agreement entered into between Griffon and each of its other directors and each of its executive officers; the form of the indemnification agreement is filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

Ms. Turnbull will receive compensation for her services pursuant to our director compensation program. This program is filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2017. Pursuant to our director compensation program, Ms. Turnbull received a grant of 4,523 restricted shares of Griffon common stock at the time of her election to the Board, which grant vests at the rate of one-third a year for three years.

On May 2, 2018, Robert F. Mehmel, Griffon’s President and Chief Operating Officer since December 2011, was elected to serve on Griffon’s Board of Directors as a Class III Director. Mr. Mehmel has been party to a customary indemnification agreement with Griffon, as described above, since December 2011. Mr. Mehmel will receive no additional compensation from Griffon with respect to his services as a director.

Clopay Plastics Transaction Bonuses

On May 2, 2018, Griffon’s Compensation Committee (the “Committee”) approved the payment of cash transaction bonuses of $4,972,500 to seventeen Griffon officers and other key employees in recognition of the extraordinary result obtained, and efforts expended, in connection with the sale of Griffon’s Clopay Plastics business to Berry Global, Inc. for $475,000,000 in cash on February 6, 2018. The following bonuses were approved for Griffon’s named executive officers: Ronald J. Kramer, Chairman of the Board and Chief Executive Officer - $2,250,000; Robert F. Mehmel, President and Chief Operating Officer - $1,125,000; Brian G. Harris, Senior Vice President and Chief Financial Officer - $350,000; and Seth L. Kaplan, Senior Vice President, General Counsel and Secretary - $300,000.

Item 6	Exhibits

10.1	Form of Award Agreement for ClosetMaid long-term cash award under 2016 Performance Bonus Plan.

31.1	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentations Document

*	Indicates a management contract or compensatory plan or arrangement.

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

Date: May 4, 2018