Form 10-Q
period 2018-06-30
GRIFFON CORP
filed 2018-08-02
CIK 50725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2018

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

The number of shares of common stock outstanding at July 31, 2018 was 45,615,377.

Griffon Corporation and Subsidiaries

Part I – Financial Information
Item 1 – Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited)
	June 30, 2018	September 30, 2017
CURRENT ASSETS
Cash and equivalents	$63,766	$47,681
Accounts receivable, net of allowances of $6,183 and $5,966	311,129	208,229
Contract costs and recognized income not yet billed, net of progress payments of $4,808 and $4,407	110,138	131,662
Inventories, net	395,813	299,437
Prepaid and other current assets	56,955	40,067
Assets of discontinued operations held for sale	—	370,724
Assets of discontinued operations not held for sale	326	329
Total Current Assets	938,127	1,098,129
PROPERTY, PLANT AND EQUIPMENT, net	325,078	232,135
GOODWILL	502,055	319,139
INTANGIBLE ASSETS, net	316,956	205,127
OTHER ASSETS	16,505	16,051
ASSETS OF DISCONTINUED OPERATIONS NOT HELD FOR SALE	2,930	2,960
Total Assets	$2,101,651	$1,873,541

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$10,739	$11,078
Accounts payable	228,394	183,951
Accrued liabilities	150,602	83,258
Liabilities of discontinued operations held for sale	—	84,450
Liabilities of discontinued operations not held for sale	25,795	8,342
Total Current Liabilities	415,530	371,079
LONG-TERM DEBT, net	1,124,981	968,080
OTHER LIABILITIES	90,127	132,537
LIABILITIES OF DISCONTINUED OPERATIONS NOT HELD FOR SALE	4,926	3,037
Total Liabilities	1,635,564	1,474,733
COMMITMENTS AND CONTINGENCIES - See Note 18
SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	466,087	398,808
Total Liabilities and Shareholders’ Equity	$2,101,651	$1,873,541

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION
(in thousands)	SHARES	PAR VALUE			SHARES	COST			TOTAL
Balance at September 30, 2017	80,663	$20,166	$487,077	$480,347	33,557	$(489,225)	$(60,481)	$(39,076)	$398,808
Net income	—	—	—	127,096	—	—	—	—	127,096
Dividend	—	—	—	(52,521)	—	—	—	—	(52,521)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	199	(4,478)	—	—	(4,478)
Amortization of deferred compensation	—	—	—	—	—	—	—	6,088	6,088
Common stock acquired	—	—	—	—	2,089	(41,110)	—	—	(41,110)
Equity awards granted, net	797	199	(199)	—	—	—	—	—	—
ESOP allocation of common stock	—	—	3,906	—	—	—	—	—	3,906
Stock-based compensation	—	—	7,372	—	—	—	—	—	7,372
Stock-based consideration	—	—	972	—	—	—	—	—	972
Other comprehensive income, net of tax	—	—	—	—	—	—	19,954	—	19,954
Balance at June 30, 2018	81,460	$20,365	$499,128	$554,922	35,845	$(534,813)	$(40,527)	$(32,988)	$466,087

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Revenue	$516,550	$358,114	$1,432,413	$1,094,198
Cost of goods and services	377,758	260,130	1,051,304	800,601
Gross profit	138,792	97,984	381,109	293,597

Selling, general and administrative expenses	114,294	80,555	323,776	241,372

Income from operations	24,498	17,429	57,333	52,225

Other income (expense)
Interest expense	(16,328)	(12,679)	(49,973)	(38,694)
Interest income	532	17	1,491	38
Other, net	300	(220)	1,266	(422)
Total other expense, net	(15,496)	(12,882)	(47,216)	(39,078)

Income before taxes from continuing operations	9,002	4,547	10,117	13,147
Provision (benefit) from income taxes	1,560	95	(22,107)	(299)
Income from continuing operations	$7,442	$4,452	$32,224	$13,446

Discontinued operations:
Income (loss) from operations of discontinued operations (including a gain on sale of $117,625 in 2018)	$(200)	$7,024	124,642	21,639
Provision for income taxes (including tax on gain on sale of $31,268 in 2018)	1,415	1,922	29,770	8,222
Income (loss) from discontinued operations (including a gain on sale, net of tax of $86,357 in 2018)	$(1,615)	$5,102	94,872	13,417
Net income	$5,827	$9,554	$127,096	$26,863

Income from continuing operations	$0.18	$0.11	$0.78	$0.33
Income (loss) from discontinued operations	(0.04)	0.12	2.30	0.33
Basic earnings per common share	$0.14	$0.23	$3.08	$0.66

Weighted-average shares outstanding	40,295	41,683	41,232	40,765

Income from continuing operations	$0.18	$0.10	$0.76	$0.31
Income (loss) from discontinued operations	(0.04)	0.12	2.23	0.31
Diluted earnings per common share	$0.14	$0.22	$2.98	$0.63

Weighted-average shares outstanding	41,742	43,255	42,620	42,934

Dividends paid per common share	$1.07	$0.06	$1.21	$0.18

Net income	$5,827	$9,554	$127,096	$26,863
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(9,136)	6,414	9,289	1,344
Pension and other post retirement plans	247	544	10,053	1,632
Change in cash flow hedges	84	198	612	801
Total other comprehensive income (loss), net of taxes	(8,805)	7,156	19,954	3,777
Comprehensive income (loss), net	$(2,978)	$16,710	$147,050	$30,640

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES - CONTINUING OPERATIONS:
Net income	$127,096	$26,863
Net (income) from discontinued operations	(94,872)	(13,417)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	40,318	36,356
Stock-based compensation	7,372	7,200
Provision (recovery) for losses on accounts receivable	49	(70)
Amortization of debt discounts and issuance costs	3,981	3,705
Deferred income taxes	(24,612)	1,675
(Gain) loss on sale of assets and investments	136	(98)
Change in assets and liabilities, net of assets and liabilities acquired:
(Increase) decrease in accounts receivable and contract costs and recognized income not yet billed	(16,290)	7,555
Increase in inventories	(49,474)	(29,400)
Decrease in prepaid and other assets	5,777	543
Decrease in accounts payable, accrued liabilities and income taxes payable	(4,088)	(18,215)
Other changes, net	7,398	2,705
Net cash provided by operating activities - continuing operations	2,791	25,402
CASH FLOWS FROM INVESTING ACTIVITIES - CONTINUING OPERATIONS:
Acquisition of property, plant and equipment	(33,148)	(22,575)
Acquired businesses, net of cash acquired	(429,545)	(6,051)
Proceeds from sale of business	473,977	—
Proceeds from sale of assets	482	146
Net cash provided by (used in) investing activities - continuing operations	11,766	(28,480)
CASH FLOWS FROM FINANCING ACTIVITIES - CONTINUING OPERATIONS:
Dividends paid	(46,816)	(7,766)
Purchase of shares for treasury	(45,588)	(15,796)
Proceeds from long-term debt	419,645	211,097
Payments of long-term debt	(262,031)	(147,729)
Share premium payment on settled debt	—	(24,997)
Financing costs	(7,671)	(363)
Purchase of ESOP shares	—	(10,908)
Other, net	139	(112)
Net cash provided by financing activities - continuing operations	57,678	3,426
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by (used in) operating activities	(28,970)	38,867
Net cash used in investing activities	(10,762)	(36,559)
Net cash used in financing activities	(22,541)	(5,689)

Net cash used in discontinued operations	(62,273)	(3,381)
Effect of exchange rate changes on cash and equivalents	6,123	(72)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	16,085	(3,105)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	47,681	72,553
CASH AND EQUIVALENTS AT END OF PERIOD	$63,766	$69,448
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

On June 4, 2018, Clopay Building Products Company, Inc. ("CBP") acquired CornellCookson, Inc. ("CornellCookson"), a leading US manufacturer and marketer of rolling steel door and grille products designed for commercial, industrial, institutional and retail use, for $180,000, subject to certain post-closing adjustments and excluding the present value of net tax benefits under current tax law resulting from the transaction. The accounts, affected for preliminary adjustments to reflect fair market values assigned to assets purchased and liabilities assumed, and results of operations of CornellCookson, are included in the Company’s consolidated financial statements from the date of acquisition of June 4, 2018. See Note 3, Acquisitions.

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

On October 2, 2017, Griffon acquired ClosetMaid LLC ("ClosetMaid") for approximately $185,700, subject to certain post-closing adjustments and excluding the present value of net tax benefits under current tax law resulting from the transaction. ClosetMaid, founded in 1965, is a leading North American manufacturer and marketer of closet organization, home storage, and garage storage products, and sells to some of the largest home center retail chains, mass merchandisers, and direct-to-builder professional installers in North America. The accounts, affected for preliminary adjustments to reflect fair market values assigned to assets purchased and liabilities assumed, and results of operations of ClosetMaid are included in the Company’s consolidated financial statements from the date of acquisition of October 2, 2017. See Note 3, Acquisitions.

Griffon currently conducts its operations through two reportable segments:

•	Home & Building Products (“HBP”) segment consists of three companies, The AMES Companies, Inc. (“AMES”), ClosetMaid and CBP:

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

- CBP, since 1964, is a leading manufacturer and marketer of residential and commercial garage doors and sells to professional dealers and some of the largest home center retail chains in North America and, under the CornellCookson brand, is a leading U.S. manufacturer and marketer of rolling steel door and grille products designed for commercial, industrial, institutional, and retail use.

•
Defense Electronics segment consists of Telephonics Corporation ("Telephonics"), founded in 1933, a globally recognized leading provider of highly sophisticated intelligence, surveillance and communications solutions for defense, aerospace and commercial customers.

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

The fair values of Griffon’s 2022 senior notes approximated $972,500 on June 30, 2018. Fair values were based upon quoted market prices (level 1 inputs).

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

Insurance contracts with values of $2,948 at June 30, 2018 are measured and recorded at fair value based upon quoted prices in active markets for similar assets (level 2 inputs) and are included in Prepaid and other current assets on the Consolidated Balance Sheets.

Items Measured at Fair Value on a Recurring Basis

At June 30, 2018, trading securities, measured at fair value based on quoted prices in active markets for similar assets (level 2 inputs), with a fair value of $3,469 ($3,086 cost basis), were included in Prepaid and other current assets on the Consolidated Balance Sheets. Realized and unrealized gains and losses on trading securities are included in Other income in the Consolidated Statements of Operations and Comprehensive Income (Loss).

In the normal course of business, Griffon’s operations are exposed to the effects of changes in foreign currency exchange rates. To manage these risks, Griffon may enter into various derivative contracts such as foreign currency exchange contracts, including forwards and options. As of June 30, 2018, Griffon entered into several such contracts in order to lock into a foreign currency rate for planned settlements of trade and inter-company liabilities payable in US dollars.

At June 30, 2018, Griffon had $8,500 of Australian dollar contracts at a weighted average rate of $1.36 which qualified for hedge accounting (level 2 inputs). These hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in Accumulated other comprehensive income (loss) ("AOCI") and Prepaid and other current assets, or Accrued liabilities, until settlement. Upon settlement, gains and losses are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Cost of goods and services ("COGS"). AOCI included deferred gains of $864 ($612, net of tax) at June 30, 2018 and gains of $207 and $174 was recorded in COGS during the quarter and nine months ended June 30, 2018, respectively, for all settled contracts. All contracts expire in 30 to 88 days.

At June 30, 2018, Griffon had $1,651 of Canadian dollar contracts at a weighted average rate of $1.31. The contracts, which protect Canadian operations from currency fluctuations for US dollar based purchases, do not qualify for hedge accounting. For the quarter and nine months ended June 30, 2018, fair value losses and gains of $11 and $81, respectively, was recorded to Other liabilities and to Other income for the outstanding contracts, based on similar contract values (level 2 inputs). Realized losses and gains of $31 and $11, respectively, were recorded in Other income during the quarter and nine months ended June 30, 2018, respectively, for all settled contracts. All contracts expire in 30 to 88 days.

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

On June 4, 2018, CBP completed the acquisition of CornellCookson, a leading US manufacturer and marketer of rolling steel door and grille products designed for commercial, industrial, institutional and retail use, for $180,000, subject to certain post-closing adjustments and excluding the present value of net tax benefits under current tax law resulting from the transaction.  The acquisition of CornellCookson substantially expanded CBP’s non-residential product offerings, and added an established professional dealer network focused on rolling steel door and grille products for commercial, industrial, institutional and retail use. There is no other contingent consideration arrangement relative to the acquisition of CornellCookson.

CornellCookson’s accounts, affected for preliminary adjustments to reflect fair market values assigned to assets purchased and liabilities assumed, and results of operations are included in the Company’s consolidated financial statements from the date of acquisition. The Company has recorded a preliminary allocation of the purchase price to the Company’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair market values (level 3 inputs) at the acquisition date. The excess of the purchase price over the fair value of the net tangible and intangible assets was recorded as goodwill and is deductible for tax purposes. Goodwill recognized at the acquisition date represents the other intangible benefits that the Company will derive from the ownership of CornellCookson, however, such intangible benefits do not meet the criteria for recognition of separately identifiable intangible assets.

The calculation of the preliminary purchase price allocation, which is pending finalization of tax-related items and completion of the related final valuation, is as follows:

Accounts receivable (1)	$30,400
Inventories	12,586
Property, plant and equipment	35,226
Goodwill (2)	81,634
Intangible assets (2)	36,000
Other current and non-current assets	2,541
Total assets acquired	198,387

Accounts payable and accrued liabilities	12,000
Long-term liabilities	680
Total liabilities assumed	12,680
Total	$185,707
(1) Includes $30,818 of gross accounts receivable of which $418 was not expected to be collected. The fair value of accounts receivable approximated book value acquired.
(2)As of June 30, 2018, the Company did not recognize an estimate of identifiable indefinite lived intangible assets apart from goodwill but preliminarily allocated $36,000 to identifiable definite lived intangible assets and recognized amortization expense consistent with an estimated ten year life from the date of acquisition through June 30, 2018. The company expects to finalize the valuation of the acquired identifiable indefinite and definite lived intangible assets during the fourth quarter.

On February 13, 2018, AMES acquired Kelkay Limited ("Kelkay"), a leading United Kingdom manufacturer and distributor of decorative outdoor landscaping products sold to garden centers, retailers and grocers in the UK and Ireland for $56,118 (GBP $40,452), subject to contingent consideration of up to GBP 7,000. This acquisition broadened AMES' product offerings in the market and increased its in-country operational footprint. The purchase price was primarily allocated to fixed assets and land of GBP 8,241, tradenames of GBP 6,739 and accounts receivable and inventory of GBP 8,894.

On November 6, 2017, AMES acquired Harper Brush Works ("Harper"), a division of Horizon Global, for $4,383, inclusive of post-closing adjustments. Harper is a leading U.S. manufacturer of cleaning products for professional, home, and industrial use. The acquisition expanded AMES’ long-handled tool offering in North America to include brooms, brushes, and other cleaning tools and accessories. The purchase price was primarily allocated to intangible assets of $2,300.

On October 2, 2017, Griffon Corporation completed the acquisition of ClosetMaid, a market leader of home storage and organization products, for approximately $185,700, subject to certain post-closing adjustments and excluding the present value of net tax benefits under current tax law resulting from the transaction. The acquisition of ClosetMaid expanded Griffon’s Home and Building Products segment into the highly complementary home storage and organization category with a leading brand and product portfolio.

ClosetMaid's accounts, affected for preliminary adjustments to reflect fair market values assigned to assets purchased and liabilities assumed, and results of operations, are included in the Company’s consolidated financial statements from the date of acquisition. The Company has recorded a preliminary allocation of the purchase price to the Company’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair market values (level 3 inputs) at the acquisition date. The excess of the purchase price over the fair value of the net tangible and intangible assets was recorded as goodwill and is deductible for tax purposes. Goodwill recognized at the acquisition date represents the other intangible benefits that the Company will derive from the ownership of ClosetMaid, however, such intangible benefits do not meet the criteria for recognition of separately identifiable intangible assets.

The following unaudited proforma summary from continuing operations presents consolidated information as if the Company acquired ClosetMaid on October 1, 2016:

	Proforma For the three months ended June 30, 2017 (unaudited)	Proforma For the nine months ended June 30, 2017 (unaudited)
Revenue	$433,625	$1,322,110
Income from continuing operations	3,630	13,268

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

•	Elimination of intercompany interest income recorded on ClosetMaid’s financial statements earned on an intercompany receivable due from ClosetMaid’s former parent.

•	Additional interest and related expenses from the add-on offering of $275,000 for the aggregate principal amount of 5.25% senior notes due 2022 that Griffon used to acquire ClosetMaid.

•	Removal of $700 of restructuring costs from ClosetMaid's historical results for the nine months ended June 30, 2017.

•	The consequential tax effects of the above adjustments using a 57.5% and 47.0% tax rate for the quarter and nine months ended June 30, 2017, respectively.

The calculation of the preliminary purchase price allocation, which is pending finalization of tax-related items and completion of the related final valuation, is as follows:

Accounts receivable (1)	$32,234
Inventories (2)	28,411
Property, plant and equipment	48,072
Goodwill	69,551
Intangible assets	74,580
Other current and non-current assets	3,852
Total assets acquired	256,700

Accounts payable and accrued liabilities	68,251
Long-term liabilities	2,720
Total liabilities assumed	70,971
Total	$185,729
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

The amounts assigned to goodwill and major intangible asset classifications, all of which are tax deductible, for the ClosetMaid acquisition are as follows:

		Average Life (Years)
Goodwill	$69,551	N/A
Indefinite-lived intangibles	47,740	N/A
Definite-lived intangibles	26,840	21
Total goodwill and intangible assets	$144,131

On May 10, 2017, Griffon entered into an engagement letter with Goldman Sachs & Co. LLC  (“Goldman Sachs”) pursuant to which Goldman Sachs agreed to act as Griffon’s financial advisor in connection with the acquisition of ClosetMaid. Griffon subsequently paid a customary financial advisory fee to Goldman Sachs under the terms of this engagement letter following consummation of the acquisition.

On September 29, 2017, AMES Australia completed the acquisition of Tuscan Landscape Group Pty, Ltd. ("Tuscan Path") for approximately $18,000 (AUD 22,250). Tuscan Path is a leading Australian provider of pots, planters, pavers, decorative stone, and garden decor products, which broadened AMES' outdoor living and lawn and garden business, and strengthened AMES' industry leading position in Australia. The purchase price was primarily allocated to intangible assets of AUD 3,900 and inventory and accounts receivable of AUD 7,900.

On July 31, 2017, The AMES Companies, Inc. acquired La Hacienda Limited ("La Hacienda"), a leading United Kingdom outdoor living brand of unique heating and garden decor products, for approximately $10,610 (GBP 8,575), subject to contingent earn out payments of up to $790 (GBP 600). The acquisition of La Hacienda broadened AMES' global outdoor living and lawn and garden business and supported AMES' UK expansion strategy with an in-country presence. The purchase price allocation was primarily allocated to intangible assets of approximately GBP 3,100 and inventory and accounts receivable of GBP 4,200.
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
On February 14, 2016, AMES Australia acquired substantially all of the Intellectual Property (IP) assets of Australia-based Nylex Plastics Pty Ltd. ("Nylex")for approximately $1,744 (AUD 2,452). Through this acquisition, AMES and Griffon secured the ownership of the trademark “Nylex” for certain categories of AMES products, principally in the country of Australia.  Previously, the Nylex name was licensed.  The acquisition of the Nylex IP was contemplated as a post-closing activity following the Cyclone acquisition and supports AMES' Australian watering products strategy.  The purchase price was allocated to indefinite lived trademarks and is not deductible for income taxes.

During the three months ended June 30, 2018, SG&A included acquisition costs of $3,598. During the nine months ended June 30, 2018, SG&A and Cost of goods and services included acquisition costs of $6,097 and $1,500, respectively. Acquisition costs were not recorded in the prior year comparable periods.

NOTE 4 – INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out or average) or market.

The following table details the components of inventory:

	At June 30, 2018	At September 30, 2017
Raw materials and supplies	$91,400	$67,990
Work in process	88,261	78,846
Finished goods	216,152	152,601
Total	$395,813	$299,437

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

The following table details the components of property, plant and equipment, net:

	At June 30, 2018	At September 30, 2017
Land, building and building improvements	$129,905	$71,764
Machinery and equipment	550,714	462,173
Leasehold improvements	49,041	43,040
	729,660	576,977
Accumulated depreciation and amortization	(404,582)	(344,842)
Total	$325,078	$232,135
Depreciation and amortization expense for property, plant and equipment was $11,738 and $10,528 for the quarters ended June 30, 2018 and 2017, respectively, and $33,970 and $31,379 for the nine months ended June 30, 2018 and 2017, respectively. Depreciation included in SG&A expenses was $4,171 and $3,332 for the quarters ended June 30, 2018 and 2017, respectively, and $11,747 and $9,622 for the nine months ended June 30, 2018 and 2017, respectively. Remaining components of depreciation, attributable to manufacturing operations, are included in Cost of goods and services.

No event or indicator of impairment occurred during the three and nine months ended June 30, 2018 which would require additional impairment testing of property, plant and equipment.

NOTE 6 – GOODWILL AND OTHER INTANGIBLES

The following table provides changes in the carrying value of goodwill by segment during the nine months ended June 30, 2018:

	At September 30, 2017	Goodwill from acquisitions	Other adjustments including currency translations	At June 30, 2018
Home & Building Products	$300,594	$185,405	$(2,489)	$483,510
Telephonics	18,545	—	—	18,545
Total	$319,139	$185,405	$(2,489)	$502,055

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	At June 30, 2018			At September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$200,835	$47,583	25	$152,025	$43,421
Technology and patents	17,210	5,866	12.5	6,193	4,719
Total amortizable intangible assets	218,045	53,449		158,218	48,140
Trademarks	152,360	—		95,049	—
Total intangible assets	$370,405	$53,449		$253,267	$48,140

Amortization expense for intangible assets was $2,309 and $1,694 for the quarters ended June 30, 2018 and 2017, respectively, and $6,348 and $4,977 for the nine months ended June 30, 2018 and 2017, respectively.

No event or indicator of impairment occurred during the three and nine months ended June 30, 2018 which would require impairment testing of long-lived intangible assets including goodwill.

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

The Company has recorded provisional amounts for the effects of the TCJA where accounting is not complete, but a reasonable estimate has been determined. The company recorded a $23,941 benefit on the revaluation of deferred tax liabilities as a provisional amount for the re-measurement of deferred tax assets and liabilities, as well as an amount for deductible executive compensation expense, both of which have been reflected in the tax benefit for the nine months ended June 30, 2018.

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

During the quarter ended June 30, 2018, the Company recognized a tax provision of $1,560 on income before taxes from continuing operations of $9,002, compared to a tax provision of $95 on Income before taxes from continuing operations of $4,547, in the comparable prior year quarter. The current quarter results included acquisition costs of $3,598 ($2,320, net of tax), special dividend ESOP charges of $3,220 ($2,125, net of tax), secondary equity offering costs of $1,205 ($795, net of tax) and discrete and certain other tax benefits, net, of $1,430. The prior year quarter included discrete and certain other tax benefits, net, of $2,522. Excluding these items that affect comparability, the effective tax rates for the quarters ended June 30, 2018 and 2017 were 33.9% and 57.5%, respectively.
During the nine months ended June 30, 2018, the Company recognized a tax benefit of $22,107 on income before taxes from continuing operations of $10,117, compared to a tax benefit of $299 on Income before taxes from continuing operations of $13,147 in the comparable prior year period. The nine month period ended June 30, 2018 included net tax benefits of $24,080 primarily from the December 22, 2017 tax reform bill related to revaluation of deferred tax liabilities, $7,597 ($5,046 net of tax) of acquisition costs, $3,220 ($2,125 net of tax) special dividend ESOP charges, $1,205 ($795, net of tax) secondary equity offering costs and $2,614 ($248, net of tax) charges related to cost of life insurance benefits.  The nine month period ended June 30, 2017 included discrete benefits of $6,478 primarily from the adoption of Financial Accounting Standards Board guidance which requires the Company to recognize excess tax benefits from the vesting of equity awards within income tax expense. Excluding these items that affect comparability, the effective tax rates for the nine months ended June 30, 2018 and 2017 were 33.9% and 47.0%, respectively.

NOTE 8 – LONG-TERM DEBT

		At June 30, 2018					At September 30, 2017
		Outstanding Balance	Original Issuer Premium	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate (1)	Outstanding Balance	Original Issuer Discount	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate (1)
Senior notes due 2022	(a)	$1,000,000	$1,308	$(13,932)	$987,376	5.25%	725,000	$(1,177)	$(9,220)	$714,603	5.25%
Revolver due 2021	(b)	69,912	—	(1,556)	68,356	Variable	144,216	—	(1,951)	142,265	Variable
Real estate mortgages	(d)	—	—	—	—	Variable	23,642	—	(320)	23,322	Variable
ESOP Loans	(e)	35,263	—	(217)	35,046	Variable	42,675	—	(310)	42,365	Variable
Capital lease - real estate	(f)	8,248	—	(86)	8,162	5.00%	5,312	—	(105)	5,207	5.00%
Non US lines of credit	(g)	—	—	(19)	(19)	Variable	9,402	—	(31)	9,371	Variable
Non US term loans	(g)	30,953	—	(69)	30,884	Variable	35,943	—	(108)	35,835	Variable
Other long term debt	(h)	5,935	—	(20)	5,915	Variable	6,211	—	(21)	6,190	Variable
Totals		1,150,311	1,308	(15,899)	1,135,720		992,401	(1,177)	(12,066)	979,158
less: Current portion		(10,739)	—	—	(10,739)		(11,078)	—	—	(11,078)
Long-term debt		$1,139,572	$1,308	$(15,899)	$1,124,981		$981,323	$(1,177)	$(12,066)	$968,080
 (1) n/a = not applicable

		Three Months Ended June 30, 2018					Three Months Ended June 30, 2017
		Effective Interest Rate (1)	Cash Interest	Amort. Debt Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate (1)	Cash Interest	Amort. Debt Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2022	(a)	5.7%	13,125	67	957	14,149	5.5%	9,516	67	462	10,045
Revolver due 2021	(b)	Variable	1,239	—	141	1,380	Variable	1,629	—	140	1,769
Real estate mortgages	(d)	n/a	—	—	—	—	2.4%	142	—	46	188
ESOP Loans	(e)	5.5%	472	—	31	503	3.3%	414	—	29	443
Capital lease - real estate	(f)	5.6%	42	—	6	48	5.4%	72	—	7	79
Non US lines of credit	(g)	Variable	22	—	4	26	Variable	45	—	75	120
Non US term loans	(g)	Variable	338	—	18	356	Variable	102	—	68	170
Other long term debt	(h)	Variable	33	—	1	34	Variable	64	—	1	65
Capitalized interest			(168)	—	—	(168)		(200)	—	—	(200)
Totals			$15,103	$67	$1,158	$16,328		$11,784	$67	$828	$12,679

		Nine Months Ended June 30, 2018					Nine Months Ended June 30, 2017
		Effective Interest Rate (1)	Cash Interest	Amort. Debt Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate (1)	Cash Interest	Amort. Debt Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2022	(a)	5.7%	39,375	202	2,839	42,416	5.6%	28,547	202	1,396	30,145
Revolver due 2021	(b)	Variable	3,517	—	422	3,939	Variable	3,280	—	422	3,702
Convert. debt due 2017	(c)	n/a	—	—	—	—	8.9%	1,167	1,248	148	2,563
Real estate mortgages	(d)	n/a	351	—	320	671	2.4%	420	—	56	476
ESOP Loans	(e)	4.7%	1,327	—	93	1,420	4.1%	1,147	—	94	1,241
Capital lease - real estate	(f)	5.5%	533	—	19	552	5.4%	227	—	19	246
Non US lines of credit	(g)	Variable	33	—	11	44	Variable	70	—	85	155
Non US term loans	(g)	Variable	1,002	—	69	1,071	Variable	560	—	97	657
Other long term debt	(h)	Variable	262	—	4	266	Variable	186	—	7	193
Capitalized interest			(406)	—	—	(406)		(684)	—	—	(684)
Totals			$45,994	$202	$3,777	$49,973		$34,920	$1,450	$2,324	$38,694
(1) n/a = not applicable

(a)
On October 2, 2017, in an unregistered offering through a private placement under Rule 144A, Griffon completed the add-on offering of $275,000 principal amount of its 5.25% senior notes due 2022, at 101.00% of par, to Griffon's previously issued $125,000 principal amount of its 5.25% senior notes due 2022, at 98.76% of par, completed on May 18, 2016 and $600,000 5.25% senior notes due 2022, at par, completed on February 27, 2014 (collectively the “Senior Notes”). As of June 30, 2018, outstanding Senior Notes due totaled $1,000,000; interest is payable semi-annually on March 1 and September 1. The net proceeds of the $275,000 add-on offering were used to acquire ClosetMaid with the remaining proceeds used to pay down outstanding loan borrowings under Griffon's revolving credit facility (the "Credit Agreement"). The net proceeds of the previously issued $125,000 add-on offering were used to pay down outstanding revolving loan borrowings under the Credit Agreement.

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On February 5, 2018 and June 18, 2014, Griffon exchanged all of the $275,000, $125,000 and $600,000 Senior Notes, respectively, for substantially identical Senior Notes registered under the Securities Act of 1933 via an exchange offer. The fair value of the Senior Notes approximated $972,500 on June 30, 2018 based upon quoted market prices (level 1 inputs). In connection with the issuance and exchange of the $275,000 senior notes, Griffon capitalized $8,472 of underwriting fees and other expenses; Griffon capitalized $3,016 of underwriting fees and other expenses in connection with the $125,000 senior notes; and Griffon capitalized $10,313 in connection with the previously issued $600,000 senior notes. All capitalized fees will amortize over the term of the notes.

(b)
On March 22, 2016, Griffon amended the Credit Agreement to increase the credit facility from $250,000 to $350,000, extend its maturity date from March 13, 2020 to March 22, 2021 and modify certain other provisions of the facility. On October 2, 2017 and on May 31, 2018, Griffon amended the Credit Agreement in association with the ClosetMaid acquisition and the CornellCookson acquisition, respectively, to modify the net leverage covenant. The facility includes a letter of credit sub-facility with a limit of $50,000 and a multi-currency sub-facility of $50,000. The Credit Agreement provides for same day borrowings of base rate loans. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility or the occurrence of an event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, in each case without a floor, plus an applicable margin, which adjusts based on financial performance. Current margins are 1.75% for base rate loans and 2.75% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries (except that a lien on the assets of Griffon's material domestic subsidiaries securing a limited amount of the debt under the Credit Agreement relating to Griffon's Employee Stock Ownership Plan ("ESOP") ranks pari passu with the lien granted on such assets under the Credit Agreement; see footnote (e) below). At June 30, 2018, under the Credit Agreement, there were $69,912 in outstanding borrowings; standby letters of credit were $15,166; and $264,922 was available, subject to certain loan covenants, for borrowing at that date.

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

As a result of the special cash dividend of $1.00 per share, paid on April 16, 2018, the outstanding balance of Term Loan was reduced by $5,705. As of June 30, 2018, $35,046, net of issuance costs, was outstanding under the Term Loan. The Term Loan is secured by shares purchased with the proceeds of the loan and with a lien on a specific amount of Griffon assets (which lien ranks pari passu with the lien granted on such assets under the Credit Agreement) and is guaranteed by Griffon.

(f)
Two Griffon subsidiaries have capital leases outstanding for real estate located in Troy, Ohio and Ocala, Florida. The leases mature in 2021 and 2022, respectively, and bear interest at fixed rates of approximately 5.0% and 8.0%, respectively. The Troy, Ohio lease is secured by a mortgage on the real estate and is guaranteed by Griffon. The Ocala, Florida lease contains two five-year renewal options. At June 30, 2018, $8,162 was outstanding, net of issuance costs.

(g)
In November 2012, Garant G.P. (“Garant”) entered into a CAD $15,000 ($11,282 as of June 30, 2018) revolving credit facility.  The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (3.63% LIBOR USD and 3.00% Bankers Acceptance Rate CDN as of June 30, 2018). The revolving facility matures in October 2019. Garant is required to maintain a certain minimum equity.  At June 30, 2018, there were no borrowings under the revolving credit facility with CAD 15,000 ($11,282 as of June 30, 2018) available for borrowing.

In July 2016, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries ("Griffon Australia") entered into an AUD 30,000 term loan and an AUD 10,000 revolver. The term loan refinanced two existing term loans and the revolver replaced two existing lines. In December 2016, the amount available under the revolver was increased from AUD 10,000 to AUD 20,000 and, in March 2017, the term loan commitment was increased by AUD 5,000. In September 2017, the term commitment was further increased by AUD 15,000. The term loan requires quarterly principal payments of AUD 1,250 plus interest, with a balloon payment of AUD 37,125 due upon maturity in June 2019, and accrues interest at Bank Bill Swap Bid Rate “BBSY” plus 2.00% per annum (4.16% at June 30, 2018). As of June 30, 2018, the term loan had an outstanding balance of AUD 42,125 ($30,953 as of June 30, 2018). The revolving facility matures in November 2018, but is renewable upon mutual agreement with the bank, and accrues interest at BBSY plus 2.0% per annum (3.93% at June 30, 2018). At June 30, 2018, there were no borrowings under the revolving credit facility with AUD 20,000($14,696 as of June 30, 2018) available for borrowing. The revolver and the term loan are both secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon guarantees the term loan. Griffon Australia is required to maintain a certain minimum equity level and is subject to a maximum leverage ratio and a minimum fixed charges cover ratio.

A UK subsidiary of Griffon maintains an invoice discounting arrangement secured by trade receivables. Interest is variable at 2.0% over the Sterling base rate (2.5% as of June 30, 2018). At June 30, 2018, there were no amounts outstanding under this facility.

In July 2018, the AMES Companies UK Ltd and its subsidiaries ("Ames UK") entered into a GBP 14,000 term loan, GBP 4,000 mortgage loan and GBP 5,000 revolver. The term loan and mortgage loan require quarterly principal payments of GBP 350 and GBP 83 plus interest, respectively, and have balloon payments due upon maturity, July 2023, of GBP 7,000 and GBP 2,333, respectively. The Term Loan and Mortgage Loans accrue interest at the GBP LIBOR Rate plus 2.25% and 1.8%, respectively (3.04% and 2.59%). The revolving facility matures in July 2019, but is renewable upon mutual agreement with the bank, and accrues interest at the Bank of England Base Rate plus 1.5% (2.0%). The revolver and the term loan are both secured by substantially all of the assets of Ames UK and its subsidiaries. Ames UK is subject to a maximum leverage ratio and a minimum fixed charges cover ratio. The invoice discounting arrangement was canceled and replaced by the above loan facilities.

(h)	Other long-term debt consists primarily of a loan with the Pennsylvania Industrial Development Authority, with the balance consisting of capital leases.
At June 30, 2018, Griffon and its subsidiaries were in compliance with the terms and covenants of all credit and loan agreements.

NOTE 9 — SHAREHOLDERS’ EQUITY

During 2018, the Company paid a quarterly cash dividend of $0.07 per share in each quarter and a special cash dividend of $1.00 paid in the third quarter, totaling $1.21 per share for the nine months ended June 30, 2018. During 2017, the Company paid quarterly cash dividends of $0.06 per share, totaling $0.24 per share for the year. Dividends paid on shares in the ESOP were used to offset ESOP loan payments and recorded as a reduction of debt service payments and compensation expense. A dividend payable was established for the holders of restricted shares; such dividends will be released upon vesting of the underlying restricted shares.

On August 1, 2018, the Board of Directors declared a quarterly cash dividend of $0.07 per share, payable on September 20, 2018 to shareholders of record as of the close of business on August 23, 2018.

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

On January 29, 2016, shareholders approved the Griffon Corporation 2016 Equity Incentive Plan ("Incentive Plan") under which awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, restricted stock units, deferred shares and other stock-based awards may be granted. On January 31, 2018, shareholders approved Amendment No. 1 to the Incentive Plan pursuant to which, among other things, 1,000,000 shares were added to the Incentive Plan. Options granted under the Incentive Plan may be either “incentive stock options” or nonqualified stock options, generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The maximum number of shares of common stock available for award under the Incentive Plan is 3,350,000 (600,000 of which may be issued as incentive stock options), plus (i) any shares reserved for issuance under the 2011 Equity Incentive Plan as of the effective date of the Incentive Plan, and (ii) any shares underlying awards outstanding on such effective date under the 2011 Incentive Plan that are canceled or forfeited. As of June 30, 2018, there were 1,200,755 shares available for grant.

All grants outstanding under former equity plans will continue under their terms; no additional awards will be granted under such plans.

During the first quarter of 2018, Griffon granted 1,008,756 shares of restricted stock and restricted stock units. This included 480,756 shares of restricted stock and restricted stock units, subject to certain performance conditions, with vesting periods of three years, with a total fair value of $9,980, or a weighted average fair value of $20.76 per share. This also included 528,000 shares of restricted stock granted to two senior executives with a vesting period of four years and a two year post-vesting holding period, subject to the achievement of certain absolute and relative performance conditions relating to the price of Griffon's common stock. So long as the minimum performance condition is attained, the amount of shares that can vest will range from 384,000 to 528,000. The total fair value of these restricted shares is approximately $7,008, or a weighted average fair value of $13.27. Also, during the second quarter, Griffon granted 250,170 shares with a vesting period of three years and a fair value of $4,739, or a weighted average fair value of $18.94 per share. During the third quarter of 2018, no grants were issued.

For the quarters ended June 30, 2018 and 2017, stock based compensation expense totaled $2,452 and $2,405, respectively. For the nine months ended June 30, 2018 and 2017, such expense totaled $7,372 and $7,200, respectively.

During the quarter and nine months ended June 30, 2018, 1,592 shares, with a market value of $33 or $20.85 per share, and 199,044 shares, with a market value of $4,478 or $22.50 per share, respectively, were withheld to settle employee taxes due to the vesting of restricted stock, and were added to treasury.

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

On August 3, 2016, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under this share repurchase program, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During the quarter and nine months ended June 30, 2018, Griffon purchased 650,500 and 2,088,739 shares, respectively, of common stock under the August 2016 program, for a total of $12,694 and $41,110, respectively, or $19.51 and $19.68, respectively. As of June 30, 2018, $8,327 remains under the August 3, 2016 Board authorization. On August 1, 2018, Griffon's Board of Directors authorized the repurchase of an additional $50,000 of Griffon's outstanding common stock.

From August 2011 through June 30, 2018, Griffon repurchased 22,518,037 shares of its common stock, for a total of $302,730 or $13.44 per share. This included the repurchase of 18,073,593 shares on the open market under Griffon's Board of Directors authorized repurchase pr ograms for a total of $252,730 or $13.98 per shares, as well as the December 10, 2013 repurchase of 4,444,444 shares from GS Direct for $50,000, or $11.25 per share.

On June 19, 2018, GS Direct completed an underwritten secondary offering to sell 5,583,375 shares of Griffon’s common stock, inclusive of the underwriters’ 30-day option to purchase additional shares. Following the closing of the offering, GS Direct no longer owns any shares of Griffon. GS Direct's initial 10,000,000 share investment was in 2008.

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

The following table is a reconciliation of the share amounts (in thousands) used in computing earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Weighted average shares outstanding - basic	40,295	41,683	41,232	40,765
Incremental shares from stock based compensation	1,447	1,572	1,388	1,683
Convertible debt matured 2017	—	—	—	486

Weighted average shares outstanding - diluted	41,742	43,255	42,620	42,934

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

NOTE 11 – BUSINESS SEGMENTS

Griffon’s reportable segments from continuing operations are as follows:

•
HBP is a global provider of long-handled tools and landscaping products for homeowners and professionals; a leading North American manufacturer and marketer of closet organization, home storage, and garage storage products to home center retail chains, mass merchandisers, and direct-to builder professional installers; a leading manufacturer and marketer of residential and commercial garage doors to professional dealers and to some of the largest home center retail chains in North America as well as a leading U.S. manufacturer and marketer of rolling steel door and grille products designed for commercial, industrial, institutional, and retail use.

•
Defense Electronics segment consists of Telephonics a globally recognized leading provider of highly sophisticated intelligence, surveillance and communications solutions for defense, aerospace and commercial customers.

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

On October 2, 2017, Griffon acquired ClosetMaid. ClosetMaid, founded in 1965, is a leading North American manufacturer and marketer of closet organization, home storage, and garage storage products, and sells to some of the largest home center retail chains, mass merchandisers, and direct-to-builder professional installers in North America. The accounts of ClosetMaid, affected for preliminary adjustments to reflect fair market values assigned to assets purchased and liabilities assumed, are included in the Company’s consolidated financial statements from the date of acquisition.

On June 4, 2018, CBP acquired CornellCookson, a leading US manufacturer and marketer of rolling steel door and grille products designed for commercial, industrial, institutional and retail use. The accounts, affected for preliminary adjustments to reflect fair market values assigned to assets purchased and liabilities assumed, and results of operations of CornellCookson, are included in the Company’s consolidated financial statements from the date of acquisition.

Information on Griffon’s reportable segments from continuing operations is as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
REVENUE	2018	2017	2018	2017
Home & Building Products:
AMES	$180,834	$136,132	$503,744	$419,763
ClosetMaid	81,564	—	233,592	—
CBP	177,723	140,349	470,071	406,437
Home & Building Products	440,121	276,481	1,207,407	826,200
Telephonics	76,429	81,633	225,006	267,998
Total consolidated net sales	$516,550	$358,114	$1,432,413	$1,094,198

The following table reconciles segment operating profit to income before taxes from continuing operations:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
INCOME BEFORE TAXES FROM CONTINUING OPERATIONS	2018	2017	2018	2017
Segment operating profit:
Home & Building Products	$38,753	$23,708	$94,982	$64,661
Telephonics	6,084	4,114	8,866	18,521
Segment operating profit from continuing operations	44,837	27,822	103,848	83,182
Net interest expense	(15,796)	(12,662)	(48,482)	(38,656)
Unallocated amounts	(12,016)	(10,613)	(32,993)	(31,379)
Acquisition costs	(3,598)	—	(5,217)	—
Special dividend ESOP charges	(3,220)	—	(3,220)	—
Secondary equity offering costs	(1,205)		(1,205)
Cost of life insurance benefit	—	—	(2,614)	—
Income before taxes from continuing operations	$9,002	$4,547	$10,117	$13,147

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

The following table provides a reconciliation of Segment adjusted EBITDA to Income before taxes from continuing operations:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2018	2017	2018	2017
Segment adjusted EBITDA:
Home & Building Products	$50,004	$33,134	$129,250	$92,506
Telephonics	8,760	6,784	16,956	26,678
Total Segment adjusted EBITDA	58,764	39,918	146,206	119,184
Net interest expense	(15,796)	(12,662)	(48,482)	(38,656)
Segment depreciation and amortization	(13,927)	(12,096)	(39,978)	(36,002)
Unallocated amounts	(12,016)	(10,613)	(32,993)	(31,379)
Acquisition costs	(3,598)	—	(7,597)	—
Special dividend ESOP charges	(3,220)	—	(3,220)	—
Secondary equity offering costs	(1,205)	—	(1,205)	—
Cost of life insurance benefit	—	—	(2,614)	—
Income before taxes from continuing operations	$9,002	$4,547	$10,117	$13,147

Unallocated amounts typically include general corporate expenses not attributable to a reportable segment.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
DEPRECIATION and AMORTIZATION	2018	2017	2018	2017
Segment:
Home & Building Products	$11,251	$9,426	$31,888	$27,845
Telephonics	2,676	2,670	8,090	8,157
Total segment depreciation and amortization	13,927	12,096	39,978	36,002
Corporate	120	125	340	354
Total consolidated depreciation and amortization	$14,047	$12,221	$40,318	$36,356

CAPITAL EXPENDITURES
Segment:
Home & Building Products	$9,761	$5,853	$24,611	$16,012
Telephonics	1,632	1,161	6,017	4,274
Total segment	11,393	7,014	30,628	20,286
Corporate	127	23	2,520	2,289
Total consolidated capital expenditures	$11,520	$7,037	$33,148	$22,575

ASSETS	At June 30, 2018	At September 30, 2017
Segment assets:
Home & Building Products	$1,660,665	$1,084,103
Telephonics	337,352	343,445
Total segment assets	1,998,017	1,427,548
Corporate	100,378	71,980
Total continuing assets	2,098,395	1,499,528
Assets of discontinued operations	3,256	374,013
Consolidated total	$2,101,651	$1,873,541

NOTE 12 – EMPLOYEE BENEFIT PLANS

Defined benefit pension expense (income) was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Interest cost	$1,407	$1,402	$4,221	$4,206
Expected return on plan assets	(2,684)	(2,735)	(8,052)	(8,207)
Amortization:
Prior service cost	4	4	12	12
Recognized actuarial loss	525	832	1,575	2,496
Net periodic expense (income)	$(748)	$(497)	$(2,244)	$(1,493)

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

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS
In March 2018, the FASB issued ASU 2018-05, Income Taxes Amendments to SEC Paragraphs Pursuant to the SEC SAB 118. This ASU provides guidance on income tax accounting implications under the Tax Reform Act. SAB 118 addressed the application of GAAP to situations when a registrant does not have the necessary information available, prepared and analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act and allows companies to record provisional amounts during the re-measurement period not to exceed one year after the enactment date while the accounting impact remains under analysis. This guidance was effective immediately upon issuance. See Note 7 Income Taxes for further details.
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

In May 2014, the FASB issued an Accounting Standards Update related to new revenue recognition guidance that supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. According to the new guidance, an entity will apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Subsequently, the FASB has issued amendments to certain aspects of the guidance including the effective date. The Company will adopt this guidance using the modified retrospective method.

The Company commenced its assessment during the second half of fiscal 2016 and developed a project plan to assess the impact, including impacts to the Company’s processes, controls, and financial statement disclosures. The Company is in the process of completing this project plan, in which the Company has surveyed its businesses, completed contract reviews, compared its historical accounting policies and practices to the new requirements, identified potential differences and provided trainings. The Company currently does not expect impacts at its Home and Building Products Segment. The Company does however expect impacts at its Defense Electronics Segment, but believes that those impacts will be immaterial to the Company’s overall Financial Statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements, and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 14 – DISCONTINUED OPERATIONS

PPC

On November 16, 2017, Griffon announced it entered into a definitive agreement to sell PPC and on February 6, 2018, completed the sale to Berry for $475,000 in cash, subject to certain post-closing adjustments. As a result, Griffon classified the results of operations of the PPC business as discontinued operations in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operations in the consolidated balance sheets. All results and information presented exclude PPC unless otherwise noted. PPC is a global leader in the development and production of embossed, laminated and printed specialty plastic films for hygienic, health-care and industrial products and sells to some of the world's largest consumer products companies. In connection with the sale of PPC, the Company recorded a gain of $117,625 ($86,357, net of tax) during the quarter ended June 30, 2018. The tax computed on the PPC gain is preliminary and is subject to finalization.

Summarized results of the Company’s discontinued operations are as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2018	2017	2018	2017
Revenue	$—	$115,206	$166,262	$341,986
Cost of goods and services	—	97,233	132,100	287,948
Gross profit	—	17,973	34,162	54,038
Selling, general and administrative expenses	200	10,184	26,303	31,600
Income (loss) from discontinued operations	(200)	7,789	7,859	22,438
Other income (expense)
Gain on sale of business	—	—	117,625	—
Interest expense, net	—	(50)	(155)	(45)
Other, net	—	(715)	(687)	(754)
Total other income (expense)	—	(765)	116,783	(799)
Income from operations of discontinued operations	$(200)	$7,024	$124,642	$21,639

The Company has no assets or liabilities classified as held for sale as of June 30, 2018. The following amounts related to the PPC segment have been segregated from Griffon's continuing operations and are reported as assets and liabilities of discontinued operations held for sale in the consolidated balance sheet at September 30, 2017:

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

In connection with the sale transaction, the Company recorded liabilities of $46,968 as of March 31, 2018 primarily for income taxes payable, stay and transaction bonuses, and other remaining accrued liabilities. Since that time, $21,938 has been paid primarily for income taxes payable and bonuses.

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

Installation Services operating results have been reported as discontinued operations in the Consolidated Statements of Operations and Comprehensive Income (Loss) for all periods presented; Installation Services is excluded from segment reporting. There was no reported revenue in the quarters and nine months ended June 30, 2018 and 2017.

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

The following amounts related to the Installation Services segment, discontinued in 2008, and other businesses discontinued several years ago, which have been segregated from Griffon’s continuing operations, and are reported as assets and liabilities of discontinued operations not held for sale in the Condensed Consolidated Balance Sheets:

	At June 30, 2018	At September 30, 2017
Assets of discontinued operations not held for sale:
Prepaid and other current assets	$326	$329
Other long-term assets	2,930	2,960
Total assets of discontinued operations not held for sale	$3,256	$3,289

Liabilities of discontinued operations not held for sale:
Accrued liabilities, current	$3,705	$8,342
Other long-term liabilities	5,078	3,037
Total liabilities of discontinued operations not held for sale	$8,783	$11,379

There was no Installation Services revenue or income for the quarter and nine months ended June 30, 2018 or 2017.

NOTE 15 – OTHER INCOME (EXPENSE)

For the quarters ended June 30, 2018 and 2017, Other income (expense) primarily consisted of $(17) and ($133), respectively, of net currency exchange losses in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $104 and $55, respectively, of net investment income (loss).

For the nine months ended June 30, 2018 and 2017, Other income (expense) primarily consisted of $(236) and $(556), respectively, of net currency exchange losses in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, as well as $1,365 and $210, respectively, of net investment income.

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

Changes in Griffon’s warranty liability, included in Accrued liabilities, were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Balance, beginning of period	$6,258	$5,803	$6,236	$6,322
Warranties issued and changes in estimated pre-existing warranties	2,777	803	5,889	3,310
Actual warranty costs incurred	(1,450)	(1,457)	(5,376)	(4,483)
Other warranty liabilities assumed from acquisitions	—	—	836	$—
Balance, end of period	$7,585	$5,149	$7,585	$5,149

NOTE 17 – OTHER COMPREHENSIVE INCOME (LOSS)

The amounts recognized in other comprehensive income (loss) were as follows:

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(9,136)	$—	$(9,136)	$6,414	$—	$6,414
Pension and other defined benefit plans	376	(129)	247	836	(292)	544
Cash flow hedges	118	(34)	84	277	(79)	198
Total other comprehensive income (loss)	$(8,642)	$(163)	$(8,805)	$7,527	$(371)	$7,156

	Nine Months Ended June 30, 2018			Nine Months Ended June 30, 2017
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$9,289	$—	$9,289	$1,344	$—	$1,344
Pension and other defined benefit plans	14,996	(4,943)	10,053	2,508	(876)	1,632
Cash flow hedges	864	(252)	612	1,121	(320)	801
Total other comprehensive income (loss)	$25,149	$(5,195)	$19,954	$4,973	$(1,196)	$3,777

The components of Accumulated other comprehensive income (loss) are as follows:

	June 30, 2018	September 30, 2017
Foreign currency translation adjustments	$(22,938)	$(32,227)
Pension and other defined benefit plans	(18,087)	(28,140)
Change in Cash flow hedges	498	(114)
	$(40,527)	$(60,481)

Amounts reclassified from accumulated other comprehensive income (loss) to income were as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
Gain (Loss)	2018	2017	2018	2017
Pension amortization	$(529)	$(836)	$(1,587)	$(2,508)
Cash flow hedges	177	(88)	185	(910)
Removal of PPC translation adjustment	—	—	14,866	—
Total gain (loss)	(352)	(924)	13,464	(3,418)
Tax benefit (expense)	106	277	(3,222)	1,025
Total	$(246)	$(647)	$10,242	$(2,393)

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

Upon acceptance of the feasibility study, DEC issued a Proposed Remedial Action Plan (“PRAP”) that sets forth the proposed remedy for the site. The PRAP accepted the recommendation contained in the feasibility study for remediation of the soil and groundwater media, but selected a different remediation alternative for the sediment medium. After receiving public comments on the PRAP, the DEC issued a Record of Decision (“ROD”) in June 2011 that set forth the specific remedies selected and responded to public comments. The remedies selected by the DEC in the ROD are the same remedies as those set forth in the PRAP. At the time of adoption of the ROD, the approximate cost of the remedy proposed by DEC in the PRAP was approximately $10,000.

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

NOTE 19 — CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the domestic assets of Clopay Building Products Company, Inc., Telephonics Corporation, The AMES Companies, Inc., ATT Southern, Inc., Clopay Ames True Temper Holding Corp., ClosetMaid, LLC, CornellCookson, LLC and Cornell Real Estate Holdings, LLC, all of which are indirectly 100% owned by Griffon. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act of 1933, presented below are condensed consolidating financial information as of June 30, 2018 and September 30, 2017 and for the three and nine months ended June 30, 2018 and 2017. The financial information may not necessarily be indicative of the results of operations or financial position of the guarantor companies or non-guarantor companies had they operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly-owned subsidiaries accounted for under the equity method.

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

CONDENSED CONSOLIDATING BALANCE SHEETS
At June 30, 2018

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CURRENT ASSETS
Cash and equivalents	$8,589	$18,470	$36,707	$—	$63,766
Accounts receivable, net of allowances	—	270,289	64,953	(24,113)	311,129
Contract costs and recognized income not yet billed, net of progress payments	—	109,655	483	—	110,138
Inventories, net	—	334,225	61,675	(87)	395,813
Prepaid and other current assets	19,966	20,385	10,591	6,013	56,955
Assets of discontinued operations not held for sale	—	—	326	—	326
Total Current Assets	28,555	753,024	174,735	(18,187)	938,127
PROPERTY, PLANT AND EQUIPMENT, net	921	283,228	40,929	—	325,078
GOODWILL	—	431,934	70,121	—	502,055
INTANGIBLE ASSETS, net	93	238,691	78,172	—	316,956
INTERCOMPANY RECEIVABLE	120,061	293,261	(110,351)	(302,971)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	1,481,220	969,246	3,305,421	(5,755,887)	—
OTHER ASSETS	7,057	12,897	(1,954)	(1,495)	16,505
ASSETS OF DISCONTINUED OPERATIONS NOT HELD FOR SALE	—	—	2,930	—	2,930
Total Assets	$1,637,907	$2,982,281	$3,560,003	$(6,078,540)	$2,101,651
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$2,276	$3,351	$5,112	$—	$10,739
Accounts payable and accrued liabilities	43,385	274,687	69,493	(8,569)	378,996
Liabilities of discontinued operations not held for sale	—	9,071	16,724	—	25,795
Total Current Liabilities	45,661	287,109	91,329	(8,569)	415,530

LONG-TERM DEBT, net	1,088,501	6,953	29,527	—	1,124,981
INTERCOMPANY PAYABLES	54,070	(45,790)	303,269	(311,549)	—
OTHER LIABILITIES	(16,412)	72,827	16,800	16,912	90,127
LIABILITIES OF DISCONTINUED OPERATIONS NOT HELD FOR SALE	—	—	4,926	—	4,926
Total Liabilities	1,171,820	321,099	445,851	(303,206)	1,635,564
SHAREHOLDERS’ EQUITY	466,087	2,661,182	3,114,152	(5,775,334)	466,087
Total Liabilities and Shareholders’ Equity	$1,637,907	$2,982,281	$3,560,003	$(6,078,540)	$2,101,651

CONDENSED CONSOLIDATING BALANCE SHEETS
At September 30, 2017

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CURRENT ASSETS
Cash and equivalents	$3,240	$8,066	$36,375	$—	$47,681
Accounts receivable, net of allowances	—	168,731	59,929	(20,431)	208,229
Contract costs and recognized income not yet billed, net of progress payments	—	131,383	279	—	131,662
Inventories, net	—	246,605	52,759	73	299,437
Prepaid and other current assets	21,131	15,854	3,002	80	40,067
Assets of discontinued operations held for sale	—	168,306	202,418	—	370,724
Assets of discontinued operations not held for sale	—	—	329	—	329
Total Current Assets	24,371	738,945	355,091	(20,278)	1,098,129

PROPERTY, PLANT AND EQUIPMENT, net	645	200,362	31,128	—	232,135
GOODWILL	—	280,797	38,342	—	319,139
INTANGIBLE ASSETS, net	93	143,415	61,619	—	205,127
INTERCOMPANY RECEIVABLE	552,017	757,608	915,551	(2,225,176)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	863,149	877,641	1,613,891	(3,354,681)	—
OTHER ASSETS	12,171	12,054	(1,002)	(7,172)	16,051
ASSETS OF DISCONTINUED OPERATIONS NOT HELD FOR SALE	—	—	2,960	—	2,960
Total Assets	$1,452,446	$3,010,822	$3,017,580	$(5,607,307)	$1,873,541
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$2,854	$1,471	$6,753	$—	$11,078
Accounts payable and accrued liabilities	14,683	199,784	46,111	6,631	267,209
Liabilities of discontinued operations held for sale	—	47,426	37,024	—	84,450
Liabilities of discontinued operations not held for sale	—	—	8,342	—	8,342
Total Current Liabilities	17,537	248,681	98,230	6,631	371,079
LONG-TERM DEBT, net	903,609	6,044	58,427	—	968,080
INTERCOMPANY PAYABLES	84,068	1,259,413	854,518	(2,197,999)	—
OTHER LIABILITIES	48,424	76,036	14,135	(6,058)	132,537
LIABILITIES OF DISCONTINUED OPERATIONS NOT HELD FOR SALE	—	—	3,037	—	3,037
Total Liabilities	1,053,638	1,590,174	1,028,347	(2,197,426)	1,474,733
SHAREHOLDERS’ EQUITY	398,808	1,420,648	1,989,233	(3,409,881)	398,808
Total Liabilities and Shareholders’ Equity	$1,452,446	$3,010,822	$3,017,580	$(5,607,307)	$1,873,541

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended June 30, 2018

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$431,997	$90,285	$(5,732)	$516,550
Cost of goods and services	—	323,098	60,719	(6,059)	377,758
Gross profit	—	108,899	29,566	327	138,792
Selling, general and administrative expenses	14,670	77,820	21,896	(92)	114,294
Income (loss) from operations	(14,670)	31,079	7,670	419	24,498
Other income (expense)
Interest income (expense), net	(5,891)	(2,282)	(7,623)	—	(15,796)
Other, net	108	(9,766)	10,420	(462)	300
Total other income (expense)	(5,783)	(12,048)	2,797	(462)	(15,496)
Income (loss) before taxes	(20,453)	19,031	10,467	(43)	9,002
Provision (benefit) for income taxes	(4,741)	21,046	12,939	(27,684)	1,560
Income (loss) before equity in net income of subsidiaries	(15,712)	(2,015)	(2,472)	27,641	7,442
Equity in net income (loss) of subsidiaries	21,539	(5,307)	(2,015)	(14,217)	—
Income from continuing operations	$5,827	$(7,322)	$(4,487)	$13,424	$7,442
Income from operations of discontinued businesses	—	(200)	—	—	(200)
Provision from income taxes	—	1,415	—	—	1,415
Income from discontinued operations	—	(1,615)	—	—	(1,615)

Net Income (loss)	$5,827	$(8,937)	$(4,487)	$13,424	$5,827
Comprehensive income (loss)	$(2,978)	$668	$(14,092)	$13,424	$(2,978)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended June 30, 2017

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$303,167	$61,676	$(6,729)	$358,114
Cost of goods and services	—	225,566	41,836	(7,272)	260,130
Gross profit	—	77,601	19,840	543	97,984
Selling, general and administrative expenses	7,038	57,566	16,044	(93)	80,555
Income (loss) from operations	(7,038)	20,035	3,796	636	17,429
Other income (expense)
Interest income (expense), net	(3,266)	(6,070)	(3,326)	—	(12,662)
Other, net	229	262	(75)	(636)	(220)
Total other income (expense)	(3,037)	(5,808)	(3,401)	(636)	(12,882)
Income (loss) before taxes	(10,075)	14,227	395	—	4,547
Provision (benefit) for income taxes	(6,080)	5,562	613	—	95
Income (loss) before equity in net income of subsidiaries	(3,995)	8,665	(218)	—	4,452
Equity in net income (loss) of subsidiaries	13,549	(4,015)	8,665	(18,199)	—
Income (loss) from continuing operations	9,554	4,650	8,447	(18,199)	4,452
Income from operation of discontinued businesses	—	5,033	1,991	—	7,024
Provision (benefit) from income taxes	—	1,347	575	—	1,922
Income (loss) from discontinued operations	—	3,685	1,417	—	5,102
Net Income (loss)	$9,554	$8,335	$9,864	$(18,199)	$9,554

Comprehensive income (loss)	$16,710	$15,899	$2,300	$(18,199)	$16,710

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended June 30, 2018

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$1,181,068	$272,714	$(21,369)	$1,432,413
Cost of goods and services	—	891,498	182,125	(22,319)	1,051,304
Gross profit	—	289,570	90,589	950	381,109
Selling, general and administrative expenses	32,021	216,750	75,282	(277)	323,776
Income (loss) from operations	(32,021)	72,820	15,307	1,227	57,333
Other income (expense)
Interest income (expense), net	(18,626)	(16,497)	(13,359)	—	(48,482)
Other, net	1,376	1,157	119	(1,386)	1,266
Total other income (expense)	(17,250)	(15,340)	(13,240)	(1,386)	(47,216)
Income (loss) before taxes	(49,271)	57,480	2,067	(159)	10,117
Provision (benefit) for income taxes	(44,601)	13,744	8,793	(43)	(22,107)
Income (loss) before equity in net income of subsidiaries	(4,670)	43,736	(6,726)	(116)	32,224
Equity in net income (loss) of subsidiaries	131,766	(65,666)	43,736	(109,836)	—
Income from continuing operations	$127,096	$(21,930)	$37,010	$(109,952)	$32,224

Income from operations of discontinued businesses	$—	$109,028	$15,614	$—	$124,642
Provision (benefit) from income taxes		31,856	(2,086)	—	29,770
Income (loss) from discontinued operations	$—	$77,172	$17,700	$—	$94,872
Net income (loss)	$127,096	$(21,930)	$37,010	$(109,952)	$32,224

Comprehensive income (loss)	$147,050	$36,634	$73,318	$(109,952)	$147,050

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended June 30, 2017

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$922,996	$194,985	$(23,783)	$1,094,198
Cost of goods and services	—	694,670	130,778	(24,847)	800,601
Gross profit	—	228,326	64,207	1,064	293,597
Selling, general and administrative expenses	20,759	171,171	49,720	(278)	241,372
Restructuring and other related charges	—	—	—	—	—
Total operating expenses	20,759	171,171	49,720	(278)	241,372
Income (loss) from operations	(20,759)	57,155	14,487	1,342	52,225
Other income (expense)
Interest income (expense), net	(10,616)	(18,093)	(9,947)	—	(38,656)
Other, net	172	1,263	(515)	(1,342)	(422)
Total other income (expense)	(10,444)	(16,830)	(10,462)	(1,342)	(39,078)
Income (loss) before taxes	(31,203)	40,325	4,025	—	13,147
Provision (benefit) for income taxes	(16,643)	16,018	326	—	(299)
Income (loss) before equity in net income of subsidiaries	(14,560)	24,307	3,699	—	13,446
Equity in net income (loss) of subsidiaries	41,423	(12,631)	24,307	(53,099)	—
Income from continuing operations	$26,863	$11,676	$28,006	$(53,099)	$13,446
Income from operations of discontinued businesses	—	13,826	7,813	—	21,639
Provision from income taxes	—	3,987	4,235	—	8,222
Income from discontinued operations	—	9,839	3,578	—	13,417
Net income (loss)	$26,863	$21,515	$31,584	$(53,099)	$26,863

Comprehensive income (loss)	$30,640	$23,651	$29,448	$(53,099)	$30,640

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2018

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$127,096	$55,242	$54,710	$(109,952)	$127,096
Net (income) loss from discontinued operations	—	(77,172)	(17,700)	—	(94,872)
Net cash provided by (used in) operating activities:	309,342	(536,893)	230,342	—	2,791
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(455)	(27,230)	(5,463)	—	(33,148)
Acquired businesses, net of cash acquired	(368,937)	(4,490)	(56,118)	—	(429,545)
Intercompany distributions	—	—	—	—	—
Proceeds from sale of investments	—	—	—	—	—
Proceeds from sale of business	—	473,977	—	—	473,977
Proceeds from sale of assets	—	46	436	—	482
Net cash provided by investing activities	(369,392)	442,303	(61,145)	—	11,766
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(45,588)	—	—	—	(45,588)
Proceeds from long-term debt	411,718	2,232	5,695	—	419,645
Payments of long-term debt	(223,998)	(4,564)	(33,469)	—	(262,031)
Change in short-term borrowings	—	—	—	—	—
Share premium payment on settled debt	—	—	—	—	—
Financing costs	(7,671)	—	—	—	(7,671)
Purchase of ESOP shares	—	—	—	—	—
Dividends paid	(46,816)	—	—	—	(46,816)
Other, net	(22,246)	(19,855)	42,240	—	139
Net cash provided by (used in) financing activities	65,399	(22,187)	14,466	—	57,678
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	—	127,312	(189,585)	—	(62,273)
Effect of exchange rate changes on cash and equivalents	—	(131)	6,254	—	6,123
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	5,349	10,404	332	—	16,085
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	3,240	8,066	36,375	—	47,681
CASH AND EQUIVALENTS AT END OF PERIOD	$8,589	$18,470	$36,707	$—	$63,766

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2017

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$26,863	$21,515	$31,584	$(53,099)	$26,863
Net (income) loss from discontinued operations	—	(9,839)	(3,578)	—	(13,417)
Net cash provided by (used in) operating activities:	(14,445)	29,754	14,586	(4,493)	25,402
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(12)	(17,593)	(4,970)	—	(22,575)
Acquired businesses, net of cash acquired	—	—	(6,051)	—	(6,051)
Proceeds from sale of assets	—	146	—	—	146
Net cash provided by (used in) investing activities	(12)	(17,447)	(11,021)	—	(28,480)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(15,796)	—	—	—	(15,796)
Proceeds from long-term debt	200,656	—	10,441	—	211,097
Payments of long-term debt	(128,365)	(940)	(18,424)	—	(147,729)
Share premium payment on settled debt	(24,997)	—		—	(24,997)
Financing costs	(363)	—	—	—	(363)
Purchase of ESOP shares	(10,908)	—	—	—	(10,908)
Dividends paid	(7,766)	—	—	—	(7,766)
Other, net	16,710	(16,745)	(4,570)	4,493	(112)
Net cash provided by (used in) financing activities	29,171	(17,685)	(12,553)	4,493	3,426
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	—	(10,764)	7,383	—	(3,381)
Effect of exchange rate changes on cash and equivalents	—	—	(72)	—	(72)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	14,714	(16,142)	(1,677)	—	(3,105)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	6,517	27,692	38,344	—	72,553
CASH AND EQUIVALENTS AT END OF PERIOD	$21,231	$11,550	$36,667	$—	$69,448

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

On June 4, 2018, Clopay Building Products Company, Inc. ("CBP") acquired CornellCookson, Inc. ("CornellCookson"), a leading US manufacturer and marketer of rolling steel door and grille products designed for commercial, industrial, institutional and retail use, for $180,000, subject to certain post-closing adjustments. After taking into account the estimated present value of tax benefits under current tax law resulting from the transaction, the effective purchase price is approximately $170,000. CornellCookson is expected to generate approximately $200,000 in revenue in the first full year of operations. The accounts, affected for preliminary adjustments to reflect fair market values assigned to assets purchased and liabilities assumed, and results of operations of CornellCookson, are included in the Company’s consolidated financial statements from the date of acquisition of June 4, 2018. See Note 3, Acquisitions.

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

On October 2, 2017, Griffon acquired ClosetMaid LLC ("ClosetMaid") for approximately $185,700, inclusive of post-closing adjustments, or $165,000 net of the estimated present value of tax benefits under the current tax law resulting from the transaction. ClosetMaid, founded in 1965, is a leading North American manufacturer and marketer of closet organization, home storage, and garage storage products, and sells to some of the largest home center retail chains, mass merchandisers, and direct-to-builder professional installers in North America. ClosetMaid is expected to generate approximately $300,000 in revenue in the first twelve months after the acquisition. The accounts, affected for preliminary adjustments to reflect fair market values assigned to assets purchased and liabilities assumed, and results of operations of ClosetMaid are included in the Company’s consolidated financial statements from the date of acquisition of October 2, 2017. See Note 3, Acquisitions.

Griffon currently conducts its operations through two reportable segments:

•	Home & Building Products (“HBP”) segment consists of three companies, The AMES Companies, Inc. (“AMES”), ClosetMaid, and CBP:

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

- CBP, since 1964, is a leading manufacturer and marketer of residential and commercial garage doors and sells to professional dealers and some of the largest home center retail chains in North America and, under the CornellCookson brand, is a leading U.S. manufacturer and marketer of rolling steel door and grille products designed for commercial, industrial, institutional, and retail use.

•
Defense Electronics segment consists of Telephonics Corporation ("Telephonics"), founded in 1933, a globally recognized leading provider of highly sophisticated intelligence, surveillance and communications solutions for defense, aerospace and commercial customers.

We are focused on acquiring, owning and operating businesses in a variety of industries. We are long-term investors that have substantial experience in a variety of industries. Our intent is to continue the growth of our existing segments and diversify further through investments and acquisitions.

As a result of the decline in the U.S. housing market, in May 2008, we announced the divestiture of our Installation Services business, which was consummated by September 2008. In September 2008, Griffon strengthened its balance sheet by raising $248,600 in equity through a common stock rights offering and a related investment by GS Direct L.L.C., an affiliate of The Goldman Sachs Group, Inc. Since that time, Griffon has continued to refine and enhance the strategic direction and operating performance of its companies, while strengthening its balance sheet, increasing revenue and earnings through organic growth, cost containment and acquisitions, and returning capital to its shareholders through dividends and stock buybacks. On June 19, 2018, GS Direct completed an underwritten secondary offering to sell 5,583,375 shares of Griffon's common stock, inclusive of the underwriters’ 30-day option to purchase additional shares. Following the closing of the offering, GS Direct no longer owns any shares of Griffon.

From October 2008 through May 10, 2017, Griffon's Employee Stock Ownership Plan ("ESOP") purchased 4,562,371 shares of Griffon's common stock, for a total of $54,186 or $11.88 per share. During the year ended September 30, 2017, Griffon's ESOP purchased 621,875 shares of common stock for a total of $10,908 or $17.54 per share. As of June 30, 2018, the ESOP holds 5,679,662 allocated and unallocated shares, or 12% of Griffon's outstanding shares, with a related loan balance of $35,046, net of issuance costs.

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

On October 17, 2011, AMES acquired Southern Patio for approximately $23,000. Southern Patio, a leading designer, manufacturer and marketer of landscape accessories, expanded AMES' product portfolio in the category.

On December 31, 2013, AMES acquired Northcote for approximately $22,000. Northcote, founded in 1897 and a leading brand in the Australian outdoor planter and decor market, established AMES' presence in this product category in the Australian market.

On May 21, 2014, AMES Australia acquired Cyclone for approximately $40,000. Cyclone offers a full range of quality garden and hand tool products sold under various leading brand names including Cyclone®, Nylex® and Trojan®, designed to meet the requirements of both the Do-it-Yourself and professional trade segments. The Cyclone acquisition substantially expanded AMES' product portfolio in Australia.

On December 30, 2016, AMES Australia acquired Hills for approximately $6,051 (AUD 8,400). Hills, founded in 1946, is a market leader in the supply of clothesline, laundry and garden products. The Hills acquisition added to AMES' existing broad category of products and enhanced its lawn and garden product offerings in Australia.

On July 31, 2017 AMES acquired La Hacienda, a leading United Kingdom outdoor living brand of unique heating and garden decor products, for approximately $10,610 (GBP 8,575). The acquisition of La Hacienda broadened AMES' global outdoor living and lawn and garden business and supported AMES' UK expansion strategy with an in-country presence. La Hacienda is expected to generate approximately GBP 14,000 of revenue in the first twelve months after the acquisition.
On September 29, 2017, AMES Australia acquired Tuscan Path for approximately $18,000 (AUD 22,250). Tuscan Path is a leading Australian provider of pots, planters, pavers, decorative stone, and garden decor products, which broadened AMES' outdoor living and lawn and garden business, and strengthened AMES' industry leading position in Australia. Tuscan Path is expected to generate approximately AUD 25,000 in revenue in the first twelve months after the acquisition.

On November 6, 2017, AMES acquired Harper, a division of Horizon Global, for approximately $5,000. Harper is a leading U.S. manufacturer of cleaning products for professional, home, and industrial use. The acquisition expanded AMES’ long-handled tool offering in North America to include brooms, brushes, and other cleaning tools and accessories. The acquisition is expected to contribute approximately $10,000 in revenue in the first twelve months after the acquisition.

On February 13, 2018, AMES acquired Kelkay, a leading United Kingdom manufacturer and distributor of decorative outdoor landscaping products sold to garden centers, retailers and grocers in the UK and Ireland for approximately $56,118 (GBP 40,452). This acquisition broadened AMES' product offerings in the market and increased its in-country operational footprint. Kelkay is expected to contribute approximately $40,000 in revenue in the first twelve months after the acquisition.

From August 2011 through June 30, 2018, Griffon repurchased 22,518,037 shares of its common stock, for a total of $302,730 or $13.44 per share. This included the repurchase of 18,073,593 shares on the open market, as well as the December 10, 2013 repurchase of 4,444,444 shares from GS Direct for $50,000, or $11.25 per share. In each of August 2011, May 2014, March 2015, July 2015 and August 2016, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under these programs, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. At June 30, 2018, $8,327 remains under the August 2016 Board authorization. On August 1, 2018, Griffon's Board of Directors authorized the repurchase of an additional $50,000 of Griffon's outstanding common stock.

On November 17, 2011, the Company began declaring quarterly dividends. During the nine months ended June 30, 2018, and during 2017, 2016 and 2015, the Company declared and paid dividends per share of $0.21, $0.24, $0.20 and $0.16, respectively, for total quarterly dividends of $35,520 paid during this period. In addition, on March 7, 2018, the Board of Directors declared a special cash dividend of $1.00 per share, totaling $38,073 paid on April 16, 2018 to shareholders of record as of the close of business on March 29, 2018.

On August 1, 2018, the Board of Directors declared a quarterly cash dividend of $0.07 per share, payable on September 20, 2018 to shareholders of record as of the close of business on August 23, 2018.

As of June 30, 2018, Griffon had outstanding $1,000,000 of 5.25% Senior Notes due 2022 ("Senior Notes"), which were issued in three tranches and under the same indenture.  During 2014, Griffon issued $600,000 of Senior Notes, the proceeds of which were primarily used to redeem $550,000 of 7.125% senior notes due 2018.  In May 2016, the Company completed an add-on offering of $125,000 principal amount of Senior Notes, the proceeds of which were used to pay down outstanding revolving loan borrowings under the Credit Agreement.  On October 2, 2017, Griffon completed an add-on offering of $275,000 aggregate principal amount of Senior Notes, the proceeds of which were used to purchase ClosetMaid and to pay down outstanding revolving loan borrowings under the Credit Agreement.

On October 15, 2015, CBP announced plans to expand its manufacturing facility in Troy, Ohio. The expansion reflects increased customer demand for its core products, and its success in bringing new technologies to market. The project included improvements to its existing one million square foot building, as well as adding 250,000 square feet and new manufacturing equipment. The project was completed in the second quarter of 2017.

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

On October 2, 2017, Griffon completed the acquisition of ClosetMaid, a market leader of home storage and organization products, for approximately $185,700, inclusive of post-closing adjustments, or $165,000 net of the estimated present value of tax benefits under the current tax law. The acquisition of ClosetMaid expanded Griffon’s Home and Building Products segment into the highly complementary home storage and organization category with a leading brand and product portfolio.

On November 16, 2017, Griffon announced it entered into a definitive agreement to sell PPC, and on February 6, 2018, completed the sale to Berry for $475,000 in cash, subject to certain post-closing adjustments.

On June 4, 2018, CBP completed the acquisition of CornellCookson, a leading US manufacturer and marketer of rolling steel door and grille products designed for commercial, industrial, institutional and retail use, for $180,000, subject to certain post-closing adjustments. After taking into account the net of the estimated present value of tax benefits under current tax law resulting from the transaction, the effective purchase price is approximately $170,000. The acquisition of CornellCookson substantially expanded CBP’s non-residential product offerings, and added an established professional dealer network focused on rolling steel door and grille products for commercial, industrial, institutional and retail use.

OVERVIEW

Revenue for the quarter ended June 30, 2018 was $516,550 compared to $358,114 in the prior year quarter, an increase of approximately 44%, primarily driven by increased revenue at Home & Building Products from both recent acquisitions and organic growth, partially offset by decreased revenue at Telephonics. Income from continuing operations was $7,442 or $0.18 per share, compared to $4,452 or $0.10 per share, in the prior year quarter. The quarter results from continuing operations included the following:

–    Acquisition costs of $3,598 ($2,320, net of tax, or $0.06 per share);
–    Special dividend ESOP charges of $3,220 ($2,125, net tax, or $0.05);
–    Secondary equity offering costs of $1,205 ($795, net tax, or $0.02); and
–    Discrete and certain other tax benefits, net, of $1,430 or $0.03 per share.

The prior year quarter included discrete and certain other tax provisions, net, of $2,522 or $0.06 per share, primarily related to discrete tax benefits from the federal domestic production activities deduction.

Excluding these items from the respective quarterly results, Income from continuing operations would have been $11,252 or $0.27 per share in the current quarter compared to $1,930 or $0.04 per share in the prior year quarter.

Revenue for the nine months ended June 30, 2018 was $1,432,413 compared to $1,094,198 in the prior year period, an increase of 31%, primarily driven by increased revenue at Home & Building Products from both recent acquisitions and organic growth, partially offset by decreased revenue at Telephonics. Income from continuing operations was $32,224 or $0.76 per share, compared to $13,446 or $0.31 per share, in the prior year period. The year-to-date results from continuing operations included the following:

–    Acquisition costs of $7,597 ($5,046, net of tax, or $0.12 per share);
–    Special dividend ESOP charges of $3,220 ($2,125, net tax, or $0.05);
–    Secondary equity offering costs of $1,205 ($795, net tax, or $0.02);
–    Cost of life insurance benefit of $2,614 ($248, net tax, or $0.01); and
–    Discrete and certain other tax benefits, net, of $24,080 or $0.56 per share, primarily from the revaluation of deferred tax liabilities related to the December 22, 2017 tax reform bill.

The prior year included net tax benefits of $6,478 or $0.15 per share, primarily related to discrete benefits for the adoption of recent Financial Accounting Standards Board guidance, which requires the Company to recognize excess tax benefits from the vesting of equity awards within income tax expense and benefits related to the federal domestic production activities deduction.

Excluding these items from the respective periods, Income from continuing operations would have been $16,358 or $0.38 per share in the current year period ended June 30, 2018 compared to $6,968 or $0.16 per share in the comparable prior year period.

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

GRIFFON CORPORATION AND SUBSIDIARIES
RECONCILIATION OF INCOME FROM CONTINUING OPERATIONS
TO ADJUSTED INCOME FROM CONTINUING OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2018	2017	2018	2017
Income from continuing operations	$7,442	$4,452	$32,224	$13,446

Adjusting items, net of tax:
Acquisition costs	2,320	—	5,046	—
Special dividend ESOP charges	2,125	—	2,125	—
Secondary equity offering costs	795	—	795	—
Cost of life insurance benefit	—	—	248	—
Discrete and certain other tax benefits	(1,430)	(2,522)	(24,080)	(6,478)

Adjusted income from continuing operations	$11,252	$1,930	$16,358	$6,968

Diluted earnings per common share from continuing operations	$0.18	$0.10	$0.76	$0.31

Adjusting items, net of tax:
Acquisition costs	0.06	—	0.12	—
Special dividend ESOP charges	0.05	—	0.05	—
Secondary equity offering costs	0.02	—	0.02	—
Cost of life insurance benefit	—	—	0.01	—
Discrete and certain other tax benefits	(0.03)	(0.06)	(0.56)	(0.15)

Adjusted earnings per common share from continuing operations	$0.27	$0.04	$0.38	$0.16

Weighted-average shares outstanding (in thousands)	41,742	43,255	42,620	42,934

Note: Due to rounding, the sum of earnings per common share and adjusting items, net of tax, may not equal adjusted earnings per common share.

RESULTS OF CONTINUING OPERATIONS

Three and Nine months ended June 30, 2018 and 2017

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

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2018	2017	2018	2017
Segment operating profit:
Home & Building Products	$38,753	$23,708	$94,982	$64,661
Telephonics	6,084	4,114	8,866	18,521
Segment operating profit from continuing operations	44,837	27,822	103,848	83,182
Net interest expense	(15,796)	(12,662)	(48,482)	(38,656)
Unallocated amounts	(12,016)	(10,613)	(32,993)	(31,379)
Acquisition costs	(3,598)	—	(5,217)	—
Special dividend ESOP charges	(3,220)	—	(3,220)	—
Cost of life insurance benefit	—	—	(2,614)	—
Secondary equity offering costs	(1,205)	—	(1,205)	—
Income before taxes from continuing operations	$9,002	$4,547	$10,117	$13,147

The following table provides a reconciliation of Segment adjusted EBITDA from continuing operations to Income before taxes from continuing operations:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2018	2017	2018	2017
Segment adjusted EBITDA:
Home & Building Products	$50,004	$33,134	$129,250	$92,506
Telephonics	8,760	6,784	16,956	26,678
Total Segment adjusted EBITDA	58,764	39,918	146,206	119,184
Net interest expense	(15,796)	(12,662)	(48,482)	(38,656)
Segment depreciation and amortization	(13,927)	(12,096)	(39,978)	(36,002)
Unallocated amounts	(12,016)	(10,613)	(32,993)	(31,379)
Acquisition costs	(3,598)	—	(7,597)	—
Special dividend ESOP charges	(3,220)	—	(3,220)	—
Secondary equity offering costs	(1,205)	—	(1,205)	—
Cost of life insurance benefit	—	—	(2,614)	—
Income before taxes from continuing operations	$9,002	$4,547	$10,117	$13,147

Home & Building Products

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2018		2017		2018		2017
Revenue:
AMES	$180,834		$136,132		$503,744		$419,763
ClosetMaid	81,564		—		233,592		—
CBP	177,723		140,349		470,071		406,437
Home & Building Products	$440,121		$276,481		$1,207,407		$826,200
Segment operating profit	$38,753	8.8%	$23,708	8.6%	$94,982	7.9%	$64,661	7.8%
Depreciation and amortization	11,251		9,426		31,888		27,845
Acquisition costs	—		—		2,380		—
Segment adjusted EBITDA	$50,004	11.4%	$33,134	12.0%	$129,250	10.7%	$92,506	11.2%

For the quarter ended June 30, 2018, revenue increased $163,640 or 59%, compared to the prior year quarter due to the acquisition of ClosetMaid ("CM"), AMES' acquisitions of La Hacienda, Tuscan Path, Harper and Kelkay, CBP's acquisition of CornellCookson, as well as improved volume, favorable mix and price at CBP, and at AMES, increased North American sales and price. Organic growth for the quarter was 13%.
For the quarter ended June 30, 2018, Segment operating profit of $38,753 increased 63% from $23,708 in the prior year quarter, primarily driven by the increased revenue as noted above, partially offset by increased input costs. Segment depreciation and amortization increased $1,825 from the prior year quarter primarily from acquisitions.

For the nine months ended June 30, 2018, revenue increased $381,207 or 46%, compared to the prior year period, primarily driven by the acquisition of CM, AMES' acquisitions of La Hacienda, Tuscan Path, Hills, Harper and Kelkay, and CBP's acquisition of CornellCookson, as well as favorable mix and price at CBP, and at AMES, improved sales of pots and planters, increased sales in Canada and Ireland, and price. Organic growth for the period was 8%.

For the nine months ended June 30, 2018, Segment operating profit increased 47% to $94,982 compared to $64,661 in the prior year period. Excluding the impact of acquisition related costs, Segment operating profit would have been $97,362, increasing 51% from the prior year period, primarily driven by the increased revenue as noted above, partially offset by increased input costs. Segment depreciation and amortization increased $4,043 from the prior year period primarily from acquisitions.

On June 4, 2018, CBP completed the acquisition of CornellCookson, a leading US manufacturer and marketer of rolling steel door and grille products designed for commercial, industrial, institutional and retail use, for $180,000, subject to certain post-closing adjustments. After taking into account the net of the estimated present value of tax benefits under current tax law resulting from the transaction, the effective purchase price is approximately $170,000. The acquisition of CornellCookson substantially expanded CBP’s non-residential product offerings, and added an established professional dealer network focused on rolling steel door and grille products for commercial, industrial, institutional and retail use.

On February 13, 2018, AMES acquired Kelkay, a leading United Kingdom manufacturer and distributor of decorative outdoor landscaping products sold to garden centers, retailers and grocers in the UK and Ireland for approximately $56,118 (GBP 40,452). This acquisition broadened AMES' product offerings in the market and increased its in-country operational footprint. Kelkay is expected to contribute approximately $40,000 in revenue in the first twelve months after the acquisition.

On November 6, 2017, AMES acquired Harper, a division of Horizon Global, for approximately $5,000. Harper is a leading U.S. manufacturer of cleaning products for professional, home, and industrial use. The acquisition expanded AMES’ long-handled tool offering in North America to include brooms, brushes, and other cleaning tools and accessories. The acquisition is expected to contribute approximately $10,000 in revenue in the first twelve months after the acquisition.

On October 2, 2017, Griffon completed the acquisition of ClosetMaid, a market leader of home storage and organization products, for approximately $185,700, inclusive of post-closing adjustments, or $165,000 net of the estimated present value of tax benefits under the current tax law. The acquisition of ClosetMaid expanded Griffon’s Home and Building Products segment into the highly complementary home storage and organization category with a leading brand and product portfolio.

Prior year acquisitions

On September 29, 2017, AMES Australia acquired Tuscan Path for approximately $18,000 (AUD 22,250). Tuscan Path is a leading Australian provider of pots, planters, pavers, decorative stone, and garden decor products, which broadened AMES' outdoor living and lawn and garden business, and strengthened AMES' industry leading position in Australia. Tuscan Path is expected to generate approximately AUD 25,000 in revenue in the first twelve months after the acquisition.

On July 31, 2017 AMES acquired La Hacienda, a leading United Kingdom outdoor living brand of unique heating and garden decor products, for approximately $10,610 (GBP 8,575). The acquisition of La Hacienda broadened AMES' global outdoor living and lawn and garden business and supported AMES' UK expansion strategy with an in-country presence. La Hacienda is expected to generate approximately GBP 14,000 of revenue in the first twelve months after the acquisition. On December 30, 2016, AMES Australia acquired Hills for approximately $6,051 (AUD 8,400). Hills, founded in 1946, is a market leader in the supply of clothesline, laundry and garden products. The Hills acquisition added to AMES' existing broad category of products and enhanced its lawn and garden product offerings in Australia.

Telephonics

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2018		2017		2018		2017
Revenue	$76,429		$81,633		$225,006		$267,998
Segment operating profit	$6,084	8.0%	$4,114	5.0%	$8,866	3.9%	$18,521	6.9%
Depreciation and amortization	2,676		2,670		8,090		8,157
Segment adjusted EBITDA	$8,760	11.5%	$6,784	8.3%	$16,956	7.5%	$26,678	10.0%

For the quarter ended June 30, 2018, revenue decreased $5,204 or 6% compared to the prior year quarter, primarily due to decreased surveillance radar systems revenue.

For the quarter ended June 30, 2018, Segment operating profit increased $1,970 compared to the prior year quarter due to favorable program mix and reduced costs.

For the nine months ended June 30, 2018, revenue decreased $42,992, or 16%, compared to the prior year period, primarily due to decreased maritime surveillance radar revenue and work performed on various international radar and airborne intercommunications systems.

For the nine months ended June 30, 2018, Segment operating profit decreased $9,655 primarily due to the decreased revenue noted above and the impact of revised estimates to complete remaining performance obligations on certain airborne intercommunications systems and various international radar programs, partially offset by reduced costs.

During the nine months ended June 30, 2018, Telephonics was awarded several new contracts and received incremental funding on existing contracts approximating $220,300. Contract backlog was $346,200 at June 30, 2018, with 67% expected to be fulfilled in the next 12 months. Backlog was $350,900 at September 30, 2017. Backlog is defined as unfilled firm orders for products and services for which funding has been both authorized and appropriated by the customer or Congress, in the case of US government agencies.

Unallocated

For the quarter ended June 30, 2018, unallocated amounts totaled $12,016 compared to $10,613 in the prior year; for the nine months ended June 30, 2018, unallocated amounts totaled $32,993 compared to $31,379 in the prior year. The increase in the current quarter and nine months compared to the respective prior year period primarily relates to compensation, incentive and relocation expenses, partially offset by investment income. The nine months ended June 30, 2018 also includes severance for a segment executive.

Segment Depreciation and Amortization

Segment depreciation and amortization increased $1,831 and $3,976 for the quarter and nine months ended June 30, 2018, respectively, compared to the comparable prior year periods, primarily due to depreciation and amortization on assets acquired in acquisitions.

Other Income (Expense)

For the quarters ended June 30, 2018 and 2017, Other income (expense) primarily consisted of $(17) and ($133), respectively, of net currency exchange losses in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $104 and $55, respectively, of net investment income.

For the nine months ended June 30, 2018 and 2017, Other income (expense) primarily consisted of $(236) and $(556), respectively, of net currency exchange losses in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, as well as $1,365 and $210, respectively, of net investment income.

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

During the quarter ended June 30, 2018, the Company recognized a tax provision of $1,560 on income before taxes from continuing operations of $9,002, compared to a tax provision of $95 on Income before taxes from continuing operations of $4,547, in the comparable prior year quarter. The current quarter results included acquisition costs of $3,598 ($2,320, net of tax), special dividend ESOP charges of $3,220 ($2,125, net of tax), secondary equity offering costs of $1,205 ($795, net of tax) and discrete and certain other tax provisions, net, of $1,430. The prior year quarter included discrete and certain other tax benefits, net, of $2,522. Excluding these items that affect comparability, the effective tax rates for the quarters ended June 30, 2018 and 2017 were 33.9% and 57.5%, respectively.

During the nine months ended June 30, 2018, the Company recognized a tax benefit of $22,107 on income before taxes from continuing operations of $10,117, compared to a tax benefit of $299 on Income before taxes from continuing operations of $13,147 in the comparable prior year period. The nine month period ended June 30, 2018 included net tax benefits of $24,080 primarily from the December 22, 2017 tax reform bill related to revaluation of deferred tax liabilities, $7,597 ($5,046 net of tax) of acquisition costs, $3,220 ($2,125 net of tax) special dividend ESOP charges, $1,205 ($795, net of tax) secondary equity offering costs and $2,614 ($248, net of tax) charges related to cost of life insurance benefits.  The nine month period ended June 30, 2017 included discrete benefits of $6,478 primarily from the adoption of Financial Accounting Standards Board guidance which requires the Company to recognize excess tax benefits from the vesting of equity awards within income tax expense. Excluding these items that affect comparability, the effective tax rates for the nine months ended June 30, 2018 and 2017 were 33.9% and 47.0%, respectively.
Stock based compensation

For the quarters ended June 30, 2018 and 2017, stock based compensation expense totaled $2,452 and $2,405, respectively. For the nine months ended June 30, 2018 and 2017, such expense totaled $7,372 and $7,200, respectively.

Comprehensive income (loss)

For the quarter ended June 30, 2018, total other comprehensive loss, net of taxes, of $8,805, included a loss of $9,136 from foreign currency translation adjustments primarily due to the weakening of the Euro, British pound, Canadian and Australian currencies, all in comparison to the US Dollar, a $247 benefit from pension amortization of actuarial losses and a $84 gain on cash flow hedges.

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

For the nine months ended June 30, 2018, total other comprehensive income, net of taxes, of $19,954 included a gain of $14,866 related to removal of PPC’s foreign currency translation loss, which was considered in the gain on disposal of discontinued operations, a loss of $5,577 from foreign currency translation adjustments primarily due to the weakening of the Euro, British pound, Canadian and Australian currencies, all in comparison to the US Dollar, a $10,053 SERP benefit related to the passing of our Chairman of the Board, net of pension amortization of actuarial losses and a $612 gain on cash flow hedges.

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

Griffon substantially concluded remaining disposal activities in 2009. There was no revenue or income from the Installation Services’ business for the quarters and six months ended June 30, 2018 and 2017.

During the year ended September 30, 2017, Griffon recorded $5,700 of reserves in discontinued operations related to historical environmental remediation efforts and to increase the reserve for homeowner association claims (HOA) related to installation services.

At June 30, 2018, Griffon’s assets and liabilities for discontinued operations primarily related to income taxes, product liability, warranty and environmental reserves, and accruals related to PPC transaction expenses. Future net cash outflows to satisfy liabilities related to disposal activities accrued as of June 30, 2018 are estimated to be $30,721.

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

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

Cash Flows from Continuing Operations	For the Nine months ended June 30,
(in thousands)	2018	2017
Net Cash Flows Provided by (Used In):
Operating activities	$2,791	$25,402
Investing activities	11,766	(28,480)
Financing activities	57,678	3,426

Cash provided by the operating activities of continuing operations for the nine months ended June 30, 2018 was $2,791 compared to $25,402 in the prior year period. Cash provided by the income of continuing operations, adjusted for non-cash expenditures, was offset by a net increase in working capital consisting of increases in inventory and accounts receivable and payments of accounts payable offset, in part, by decreases in prepaid expenses and other current assets. During the nine months ended June 30, 2018, the Company paid $11,870 of acquisition costs compared with $630 in the prior year period..

During the nine months ended June 30, 2018, Griffon generated $11,766 of cash in investing activities from continuing operations compared to $28,480 used in the prior year, with the increase primarily driven by the proceeds from the sale of PPC, offset by acquisitions and capital expenditures. On February 6, 2018, the Company completed the sale of PPC to Berry for $475,000 in cash, subject to certain post-closing adjustments. On October 2, 2017, Griffon completed the acquisition of ClosetMaid, a market leader of home storage and organization products, for approximately $185,700, inclusive of post-closing adjustments, or $165,000 net of the estimated present value of tax benefits under the current tax law. Additionally, on November 6, 2017, AMES acquired Harper, a division of Horizon Global, for approximately $5,000. Harper is a leading U.S. manufacturer of cleaning products for professional, home, and industrial use. Furthermore, on February 13, 2018, AMES acquired Kelkay, a United Kingdom manufacturer and distributor of decorative outdoor landscaping products sold to leading garden centers, retailers and grocers in the UK and Ireland for approximately $56,118 (GBP 40,452). Lastly, on June 4, 2018, CBP acquired CornellCookson, a leading US manufacturer and marketer of rolling steel door and grille products designed for commercial, industrial, institutional and retail use, for $180,000, subject to certain post-closing adjustments. In the nine month period ended June 30, 2017, AMES Australia acquired Hills for approximately $6,051 (AUD 8,400). Capital expenditures for the nine months ended June 30, 2018 totaled $33,148, an increase of $10,573 from the prior year.

During the nine months ended June 30, 2018, cash provided by financing activities from continuing operations totaled $57,678 compared to the $3,426 provided in the prior year. On October 2, 2017, Griffon completed an add-on offering of $275,000 aggregate principal amount of 5.25% senior notes due 2022 in an unregistered offering through a private placement. The $275,000 senior notes were issued under the same indenture pursuant to which Griffon previously issued $725,000 in aggregate principal amount of its 5.25% Senior Notes due 2022. The proceeds were used, among other things, to purchase ClosetMaid and for general corporate purposes (including to reduce the outstanding balance of Griffon's revolving credit facility (the "Credit Agreement")). At June 30, 2018, there were $69,912 in outstanding borrowings under the Credit Agreement, compared to $163,748 in outstanding borrowings at the same date in the prior year. On January 17, 2017, Griffon settled the convertible debt for $173,855 with $125,000 in cash, utilizing borrowings under the Credit Agreement, and $48,858, or 1,954,993 shares of common stock issued from treasury.

On August 3, 2016, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under the share repurchase program, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During the nine months ended June 30, 2018, Griffon purchased 2,088,739 shares of common stock under the August 2016 Board authorized program, for a total of $41,110 or $19.68 per share. As of June 30, 2018, $8,327 remains under the August 2016 Board authorization. On August 1, 2018, Griffon's Board of Directors authorized the repurchase of an additional $50,000 of Griffon's outstanding common stock.

In addition, during the nine month period ended June 30, 2018, 199,044 shares, with a market value of $4,478, or $22.50 per share, were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock.

During the nine months ended June 30, 2018, the Board of Directors approved three quarterly cash dividends of $0.07 per share each, and on March 7, 2018, the Board of Directors declared a special cash dividend of $1.00 per share, paid on April 16, 2018 to shareholders of record as of the close of business on March 29, 2018. Additionally, on August 1, 2018, the Board of Directors declared a quarterly cash dividend of $0.07 per share, payable on September 20, 2018 to shareholders of record as of the close of business on August 23, 2018.

Payments related to Telephonics revenue are received in accordance with the terms of development and production subcontracts; certain of such receipts are progress or performance based payments. With respect to HBP, there have been no material adverse impacts on payment for sales.

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue from continuing operations. For the nine months ended June 30, 2018:

•	The United States Government and its agencies, through either prime or subcontractor relationships, represented 10% of Griffon’s consolidated revenue and 62% of Telephonics’ revenue.

•	The Home Depot represented 20% of Griffon’s consolidated revenue and 24% of HBP’s revenue.

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

Cash and Equivalents and Debt	June 30,	September 30,
(in thousands)	2018	2017
Cash and equivalents	$63,766	$47,681
Notes payables and current portion of long-term debt	10,739	11,078
Long-term debt, net of current maturities	1,124,981	968,080
Debt discount/premium and issuance costs	14,591	13,243
Total debt	1,150,311	992,401
Debt, net of cash and equivalents	$1,086,545	$944,720

On October 2, 2017, in an unregistered offering through a private placement under Rule 144A, Griffon completed the add-on offering of $275,000 principal amount of its 5.25% senior notes due 2022, at 101.00% of par, to Griffon's previously issued $125,000 principal amount of its 5.25% senior notes due 2022, at 98.76% of par, completed on May 18, 2016 and $600,000 5.25% senior notes due 2022, at par, completed on February 27, 2014 (collectively the “Senior Notes”). As of June 30, 2018, outstanding Senior Notes due totaled $1,000,000; interest is payable semi-annually on March 1 and September 1. The net proceeds of the $275,000 add-on offering were used, among other things, to acquire ClosetMaid with the remaining proceeds used to pay down outstanding loan borrowings under Griffon's Credit Agreement. The net proceeds of the previously issued $125,000 add-on offering were used to pay down outstanding revolving loan borrowings under Griffon's Credit Agreement.

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On February 5, 2018, July 20, 2016 and June 18, 2014, Griffon exchanged all of the $275,000, $125,000 and $600,000 Senior Notes, respectively, for substantially identical Senior Notes registered under the Securities Act of 1933 via an exchange offer. The fair value of the Senior Notes approximated $972,500 on June 30, 2018 based upon quoted market prices (level 1 inputs). In connection with the issuance and exchange of the $275,000 senior notes, Griffon capitalized $8,472 of underwriting fees and other expenses; Griffon capitalized $3,016 of underwriting fees and other expenses in connection with the $125,000 senior notes; and Griffon capitalized $10,313 in connection with the previously issued $600,000 senior notes. All capitalized fees will amortize over the term of the notes.

On March 22, 2016, Griffon amended the Credit Agreement to increase the credit facility from $250,000 to $350,000, extend its maturity from March 13, 2020 to March 22, 2021, and modify certain other provisions of the facility. On October 2, 2017 and on May 31, 2018, Griffon amended the Credit Agreement in association with the ClosetMaid acquisition and the CornellCookson acquisition, respectively, to modify the net leverage covenant. The facility includes a letter of credit sub-facility with a limit of $50,000 and a multi-currency sub-facility of $50,000. The Credit Agreement provides for same day borrowings of base rate loans. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility or the occurrence of an event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, in each case without a floor, plus an applicable margin, which adjusts based on financial performance. Current margins are 1.75% for base rate loans and 2.75% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries (except that a lien on the assets of Griffon's material domestic subsidiaries securing a limited amount of the debt under the Credit Agreement relating to Griffon's Employee Stock Ownership Plan ("ESOP") ranks pari passu with the lien granted on such assets under the Credit Agreement). At June 30, 2018, there were $69,912 in outstanding borrowings and standby letters of credit were $15,166 under the Credit Agreement; $264,922 was available, subject to certain loan covenants, for borrowing at that date.

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

In August 2016, Griffon’s ESOP entered into an agreement that refinanced the existing ESOP loan into a new Term Loan in the amount of $35,092 (the "Agreement"). The Agreement also provided for a Line Note with $10,908 available to purchase shares of Griffon common stock in the open market. During 2017, Griffon's ESOP purchased 621,875 shares of common stock for a total of $10,908 or $17.54 per share, under a borrowing line that has now been fully utilized. On June 30, 2017, the Term Loan and Line Note were combined into a single Term Loan. The Term Loan bears interest at LIBOR plus 2.50%. The Term Loan requires a quarterly principal payment of $569 with a balloon payment due at maturity on March 22, 2020. As of June 30, 2018, $35,046, net of issuance costs, was outstanding under the Term Loan. The Term Loan is secured by shares purchased with the proceeds of the loan and with a lien on a specific amount of Griffon assets (which lien ranks pari passu with the lien granted on such assets under the Credit Agreement) and is guaranteed by Griffon.

Two Griffon subsidiaries have capital leases outstanding for real estate located in Troy, Ohio and Ocala, Florida. The leases both mature in 2022, and bear interest at a fixed rates of approximately 5.0% and 8.0%, respectively. The Troy, Ohio lease is secured by a mortgage on the real estate and is guaranteed by Griffon. The Ocala, Florida lease contains two five-year renewal options. At June 30, 2018, $8,162 was outstanding, net of issuance costs.

In November 2012, Garant G.P. (“Garant”) entered into a CAD $15,000 ($11,282 as of June 30, 2018) revolving credit facility. The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (3.63% LIBOR USD and 3.00% Bankers Acceptance Rate CDN as of June 30, 2018). The revolving facility matures in October 2019. Garant is required to maintain a certain minimum equity.  At June 30, 2018, there were no borrowings under the revolving credit facility with CAD 15,000 ($11,282 as of June 30, 2018) available for borrowing.

In July 2016, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries ("Griffon Australia") entered into an AUD 30,000 term loan and an AUD 10,000 revolver. The term loan refinanced two existing term loans and the revolver replaced two existing lines. In December 2016, the amount available under the revolver was increased from AUD 10,000 to AUD 20,000 and, in March 2017, the term loan commitment was increased by AUD 5,000. In September 2017, the term commitment was further increased by AUD 15,000. The term loan requires quarterly principal payments of AUD 1,250 plus interest, with a balloon payment of AUD 37,125 due upon maturity in June 2019, and accrues interest at Bank Bill Swap Bid Rate “BBSY” plus 2.00% per annum (4.16% at June 30, 2018). As of June 30, 2018, the term loan had an outstanding balance of AUD 42,125 ($30,953). The revolving facility matures in November 2018, but is renewable upon mutual agreement with the bank, and accrues interest at BBSY plus 2.0% per annum (3.93% at June 30, 2018). At June 30, 2018, there were no borrowings under the revolving credit facility with AUD 20,000 ($14,696) available for borrowing. The revolver and the term loan are both secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon guarantees the term loan. Griffon Australia is required to maintain a certain minimum equity level and is subject to a maximum leverage ratio and a minimum fixed charges cover ratio.

A UK subsidiary of Griffon maintains an invoice discounting arrangement secured by trade receivables. Interest is variable at 2.0% over the Sterling base rate (2.5% as of June 30, 2018). At June 30, 2018, there were no amounts outstanding under this facility.

In July 2018, the AMES Companies UK Ltd and its subsidiaries ("Ames UK") entered into a GBP 14,000 term loan, GBP 4,000 mortgage loan and GBP 5,000 revolver. The term loan and mortgage loan require quarterly principal payments of GBP 350 and GBP 83 plus interest, respectively, and have balloon payments due upon maturity, July 2023, of GBP 7,000 and GBP 2,333, respectively. The Term Loan and Mortgage Loans accrue interest at the GBP LIBOR Rate plus 2.25% and 1.8%, respectively (3.04% and 2.59%). The revolving facility matures in July 2019, but is renewable upon mutual agreement with the bank, and accrues interest at the Bank of England Base Rate plus 1.5% (2.0%). The revolver and the term loan are both secured by substantially all of the assets of Ames UK and its subsidiaries. Ames UK is subject to a maximum leverage ratio and a minimum fixed charges cover ratio. The invoice discounting arrangement was canceled and replaced by the above loan facilities.

Other long-term debt consists primarily of a loan with the Pennsylvania Industrial Development Authority, with the balance consisting of capital leases.

At June 30, 2018, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements.

On August 3, 2016, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under this share repurchase program, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During nine months ended June 30, 2018, Griffon purchased 2,088,739 shares, respectively, of common stock under the August 2016 program, for a total of $41,110 or $19.68. From August 2011 through June 30, 2018, Griffon repurchased 22,518,037 shares of its common stock, for a total of $302,730 or $13.44 per share. This included the repurchase of 18,073,593 shares on the open market, as well as the December 10, 2013 repurchase of 4,444,444 shares from GS Direct for $50,000, or $11.25 per share. As of June 30, 2018, $8,327 remains under the August 2016 Board authorization. On August 1, 2018, Griffon's Board of Directors authorized the repurchase of an additional $50,000 of Griffon's outstanding common stock.

The December 10, 2013 repurchase of 4,444,444 shares of common stock from GS Direct was effected in a private transaction at a per share price of $11.25, an approximate 9.2% discount to the stock’s closing price on November 12, 2013, the day before announcement of the transaction. On June 19, 2018, GS Direct completed an underwritten secondary offering to sell 5,583,375 shares of Griffon's common stock, inclusive of the underwriters’ 30-day option to purchase additional shares. Following the closing of the offering, GS Direct no longer owns any shares of Griffon.

In addition, during the nine month period ended June 30, 2018, 199,044 shares, with a market value of $4,478, or $22.50 per share, were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock.

On November 17, 2011, the Company began declaring quarterly dividends. During 2017, the Company declared and paid dividends totaling $0.24 per share. During the nine months ended June 30, 2018, the Board of Directors approved three quarterly cash dividends of $.07 per share each and a special cash dividend of $1.00 per share. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends.

On August 1, 2018, the Board of Directors declared a quarterly cash dividend of $0.07 per share, payable on September 20, 2018 to shareholders of record as of the close of business on August 23, 2018.

During the nine months ended June 30, 2018 and 2017, Griffon used cash for discontinued operations from operating, investing and financing activities of $62,273 and $3,381, respectively, primarily related to PPC operations and capital expenditures, as well as the repayment of outstanding debt upon the sale of PPC, and expenditures related to remaining Installation Services liabilities and environmental costs.

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

Griffon is continuing to integrate CornellCookson and ClosetMaid into its existing control procedures. Such integration may lead Griffon to modify certain controls for future period, but Griffon does not expect changes, if any, to significantly affect its internal control over financial reporting

During the period covered by this report, there were no changes in Griffon’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, Griffon’s internal control over financial reporting.

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

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

(c)    ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(1)
April 1 - 30, 2018	525,000	(1)	$19.40	525,000
May 1 - 31, 2018	126,595	(2)	20.00	125,500
June 1 - 30, 2018	497	(3)	—	—
Total	652,092		$—	650,500	$8,327

1.
On August 3, 2016, the Company’s Board of Directors authorized the repurchase of up to $50,000 of Griffon common stock; as of June 30, 2018, an aggregate of $8,327 remained available for the purchase of Griffon common stock under the August 3, 2016 Board authorization. Amount consists of 525,000 shares purchased by the Company in open market purchases pursuant to stock repurchased authorized by the Company's Board of Directors. On August 1, 2018, Griffon's Board of Directors authorized the repurchase of an additional $50,000 of Griffon's outstanding common stock.

2.
Includes (a) 125,500 shares purchased by the Company in open market purchases pursuant to stock repurchased authorized by the Company's Board of Directors and (b) 1,095 shares acquired by the Company from holders of restricted stock upon vesting of the restricted stock, to satisfy tax-withholding obligations of the holders.

3.	Consists of 497 shares acquired by the Company from holders of restricted stock upon vesting of the restricted stock, to satisfy tax-withholding obligations of the holders.

Item 3    Defaults Upon Senior Securities
None

Item 4    Mine Safety Disclosures
None

Item 5    Other Information
None

Item 6	Exhibits

10.1
Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of May 31, 2018, to that certain Third Amended and Restated Credit Agreement, dated as of March 22, 2016, among the Company, the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents party thereto (Exhibit 99.1 to Current Report on Form 8-K filed June 1, 2018 (Commission File No. 1-06620)).

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

Date: August 1, 2018