Form 10-K
period 2018-09-30
GRIFFON CORP
filed 2018-11-19
CIK 50725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended September 30, 2018

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒
No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐
No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the close of business March 31, 2018, the registrant’s most recently completed second quarter, was approximately $656,000,000. The registrant’s closing price as reported by the New York Stock Exchange-Composite Transactions for March 31, 2018 was $18.25. The number of the registrant’s outstanding shares was 45,674,821 as of October 31, 2018.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III — (Items 10, 11, 12, 13 and 14). Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Special Notes Regarding Forward-Looking Statements

This Annual Report on Form 10-K, especially “Management’s Discussion and Analysis”, contains certain “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income (loss), earnings, cash flows, revenue, changes in operations, operating improvements, industries in which Griffon Corporation (the “Company” or “Griffon”) operates and the United States and global economies. Statements in this Form 10-K that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” “may,” “will,” “estimates,” “intends,” “explores,” “opportunities,” the negative of these expressions, use of the future tense and similar words or phrases. Such forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, among others: current economic conditions and uncertainties in the housing, credit and capital markets; Griffon’s ability to achieve expected savings from cost control, restructuring, integration and disposal initiatives; the ability to identify and successfully consummate, and integrate value-adding acquisition opportunities; increasing competition and pricing pressures in the markets served by Griffon’s operating companies; the ability of Griffon’s operating companies to expand into new geographic and product markets, and to anticipate and meet customer demands for new products and product enhancements and innovations; reduced military spending by the government on projects for which Griffon's Telephonics Corporation supplies products, including as a result of defense budget cuts or other government actions; the ability of the federal government to fund and conduct its operations; increases in the cost or lack of availability of raw materials such as resin, wood and steel, components or purchased finished goods, including any potential impact on costs or availability resulting from tariffs; changes in customer demand or loss of a material customer at one of Griffon’s operating companies; the potential impact of seasonal variations and uncertain weather patterns on certain of Griffon’s businesses; political events that could impact the worldwide economy; a downgrade in Griffon’s credit ratings; changes in international economic conditions including interest rate and currency exchange fluctuations; the reliance by certain of Griffon’s businesses on particular third party suppliers and manufacturers to meet customer demands; the relative mix of products and services offered by Griffon’s businesses, which impacts margins and operating efficiencies; short-term capacity constraints or prolonged excess capacity; unforeseen developments in contingencies, such as litigation, regulatory and environmental matters; unfavorable results of government agency contract audits of Telephonics Corporation; Griffon’s ability to adequately protect and maintain the validity of patent and other intellectual property rights; the cyclical nature of the businesses of certain of Griffon’s operating companies; possible terrorist threats and actions and their impact on the global economy; Griffon's ability to service and refinance its debt; and the impact of recent and future legislative and regulatory changes, including, without limitation, the "Tax Cuts and Jobs Act of 2017" ("TCJA") of December 22, 2017. Readers are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date made. Griffon undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

(Unless otherwise indicated, any reference to years or year-end refers to the fiscal year ending September 30 and US dollars and non-US currencies are in thousands, except per share data)

PART I
Item 1. Business

Overview

Griffon Corporation (the “Company” or “Griffon”) is a diversified management and holding company that conducts business through wholly-owned subsidiaries. The Company was founded in 1959, is a Delaware corporation headquartered in New York, N.Y. and is listed on the New York Stock Exchange (NYSE:GFF).

Business Strategy

We own and operate, and seek to acquire, businesses in multiple industries and geographic markets. Our objective is to maintain leading positions in the markets we serve by providing innovative, branded products with superior quality and industry-leading service. We place emphasis on our iconic and well-respected brands, which helps to differentiate us and our offerings from our competitors and strengthens our relationship with our customers and those who ultimately use our products.

Through operating a diverse portfolio of businesses, we expect to reduce variability caused by external factors such as market cyclicality, seasonality, and weather. We achieve diversity by providing various product offerings and brands through multiple sales and distribution channels, and conducting business across multiple countries which we consider our home markets.

Griffon oversees the operations of its subsidiaries, allocates resources among them and manages their capital structures. Griffon provides direction and assistance to its subsidiaries in connection with acquisition and growth opportunities as well as in connection with divestitures. As long-term investors, having substantial experience in a variety of industries, our intent is to continue the growth and strengthening of our existing businesses, and to diversify further through investments in our businesses and through acquisitions.

2018 Highlights

On September 5, 2017, Griffon announced the acquisition of ClosetMaid and the commencement of the strategic alternatives process for Clopay Plastic Products, beginning the transformation of Griffon.

In February 2018, we closed on the sale of our Clopay Plastics business to Berry Global, Inc. ("Berry") for $475 million, thus exiting the specialty plastics industry that the Company had entered when it acquired Clopay Corporation in 1986. This transaction provided immediate liquidity and positions the Company to improve its cash flow conversion given the historically higher capital needs of the Clopay Plastics operations as compared to Griffon’s remaining businesses.

In October 2017, we acquired ClosetMaid from Emerson Electric Co. (NYSE:EMR) for an effective purchase price of approximately $165 million. ClosetMaid, founded in 1965, is a leading North American manufacturer and marketer of wood and wire closet organization, general living storage and wire garage storage products, and sells to some of the largest home center retail chains, mass merchandisers, and direct-to-builder professional installers in North America.

In March 2018, we announced the combination of the ClosetMaid operations with those of AMES. ClosetMaid generated over $300,000 in revenue in the first twelve months after the acquisition, and we anticipate the integration with AMES will unlock additional value given the complementary products, customers, warehousing and distribution, manufacturing, and sourcing capabilities of the two businesses.

In June 2018, Clopay Building Products Company, Inc. ("CBP") acquired CornellCookson, Inc. ("CornellCookson"), a leading provider of rolling steel service doors, fire doors, and grilles, for an effective purchase price of approximately $170 million. This transaction strengthened CBP's strategic portfolio with a line of commercial rolling steel door products to complement the existing CBP sectional door offerings in the commercial industry, and expands the CBP network of professional dealers focused on the commercial market. CornellCookson is expected to contribute approximately $200 million in annual sales to Griffon’s Home and Building Products Segment.

During the past two fiscal years Griffon also completed a number of other acquisitions to expand and enhance The AMES Companies' global footprint. In the United Kingdom, Griffon acquired La Hacienda, an outdoor living brand of unique heating and garden décor products, in July 2017, and Kelkay, a manufacturer and distributor of decorative outdoor landscaping, in February 2018. These two businesses provided AMES with a platform for growth in the UK market and give access to leading garden centers, retailers, and grocers in the UK and Ireland.

In Australia, Griffon acquired Hills Home Living, the iconic brand of clotheslines and home products, from Hills Limited (ASX:HIL) in the first quarter of our fiscal 2017. In September 2017, Griffon acquired Tuscan Path, an Australian provider of pots, planters, pavers, decorative stone, and garden décor products. These acquisitions broadened AMES' outdoor living and lawn and garden business, strengthening AMES’ market position in Australia and New Zealand.

In November 2017, Griffon acquired Harper Brush Works, a leading U.S. manufacturer of cleaning products for professional, home, and industrial use, from Horizon Global (NYSE:HZN). This acquisition expanded the AMES line of long-handle tools in North America to include brooms, brushes, and other cleaning products.

We believe these actions have established a solid foundation for continuing organic growth in sales, profit, and cash generation and bolsters Griffon’s platforms for opportunistic strategic acquisitions.

Further Information

Griffon posts and makes available, free of charge through its website at www.griffon.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as well as press releases, as soon as reasonably practicable after such materials are published or filed with or furnished to the Securities and Exchange Commission (the “SEC”). The information found on Griffon's website is not part of this or any other report it files with or furnishes to the SEC.

For information regarding revenue, profit and total assets of each segment, see the Reportable Segments footnote in the Notes to Consolidated Financial Statements.

Reportable Segments:

Griffon currently conducts its operations through two reportable segments:

•	Home & Building Products (“HBP”) segment consists of two companies, The AMES Companies, Inc. (“AMES”) and Clopay Building Products Company, Inc. ("CBP"):

AMES, founded in 1774, is the leading U.S. manufacturer and a global provider of branded consumer and professional tools, landscaping products, and outdoor lifestyle solutions. In 2018, we acquired ClosetMaid, a leader in wood and wire closet organization, general living storage and wire garage storage products for homeowners and professionals.

CBP, since 1964, is a leading manufacturer and marketer of residential and commercial garage doors and sells to professional dealers and some of the largest home center retail chains in North America. In 2018, we acquired CornellCookson, a leading U.S. manufacturer and marketer of rolling steel door and grille products designed for commercial, industrial, institutional, and retail use.

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

AMES

AMES was founded in Massachusetts in 1774, and has the distinction of being one of the oldest companies in continuous operations in the United States. Over its long life, AMES has grown organically and through the acquisition of other leading and historic tool businesses such as True Temper, Union, and Garant. Today, AMES is the leading manufacturer of long-handled tools and landscaping products for homeowners and professionals in the United States, and also provides these products in key global markets including Canada, Australia, New Zealand, the United Kingdom, and Ireland. With the addition of ClosetMaid, AMES is also the leading provider of wood and wire closet organization, general living storage, and wire garage storage products in the United States.

Since being acquired by Griffon in 2010, AMES has benefited from strategic acquisitions that have expanded its product portfolio and geographic presence. The ClosetMaid, Southern Patio, and Harper Brush Works acquisitions added to AMES' product categories in North America to include storage and organization, decorative landscaping, and cleaning products. The acquisitions of Northcote, Cyclone, Hills, and Tuscan Path in Australia established AMES as a leading supplier of tools and landscaping categories in the Australian market. As a result of the acquisitions of Kelkay and La Hacienda, the United Kingdom and Ireland has become a new key market for AMES products.

AMES has approximately 3,600 employees worldwide.

Brands

AMES’ brands are among the most recognized across its primary product categories in North America, Australia and the United Kingdom. Its brand portfolio for long-handled tools and landscaping product includes AMES®, True Temper®, Garant®, Harper®, UnionTools®, Westmix™, Cyclone®, Southern Patio®, Northcote Pottery™, Nylex®, Hills®, Kelkay®, Tuscan Path®, La Hacienda®, Kelso™, and Dynamic Design®™. Contractor-oriented tool brands include Razor-Back® Professional Tools and Jackson® Professional Tools. AMES' closet organization, general living storage, and garage storage products are sold primarily under the ClosetMaid® brand.

This strong portfolio of brands enables AMES to build and maintain long-standing relationships with leading retailers and distributors. In addition, given the breadth of its brand portfolio and product category depth, AMES is able to offer specific, differentiated branding strategies for key retail customers. These strategies have focused on enhancement of brand value, with the goal of de-commoditizing AMES products through the introduction of identity and functionality elements that will make each top brand unique, attractive and visually recognizable by the consumer. The visual brand transformation of the AMES® and Razor-Back® brands was completed in 2015, and the True Temper® line roll-out was completed in 2016. In addition to the brands listed, AMES also sells private label branded products, further differentiating AMES in its customer offerings.

Products

AMES manufactures and markets a broad portfolio of long-handled tools, landscaping products, and organization and storage products. This portfolio contains many iconic brands and is anchored by five core product categories: seasonal outdoor tools, project tools, outdoor décor and watering, storage and organization, and cleaning products. As a result of brand portfolio recognition, high product quality, industry leading service and strong customer relationships, AMES has earned market-leading positions in its five core product categories. The following is a brief description of AMES' primary product lines:

•	Seasonal Outdoor Tools

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

•	Pruning: The pruning line is made up of pruners, loppers, shears, and other tools sold primarily under the True Temper®, Cyclone® and Garant® brand names.

•	Project Tools

•
Striking Tools:  Axes, picks, mattocks, mauls, wood splitters, sledgehammers, pry bars and repair handles make up the striking tools product line. These products are marketed under the True Temper®, Cyclone®, Garant®, Jackson® Professional Tools and Razor-Back® Professional Tools brand names.

•
Hand Tools:  Hammers, screwdrivers, pliers, adjustable wrenches, handsaws, tape measures, levels, clamps, and other traditional hand tools make up this product line. These products are marketed under the Trojan®, Cyclone® and Supercraft® brand names. In addition, gardening hand tools, such as trowels, cultivators, weeders and other specialty garden hand tools, are marketed under the AMES® brand name.

•	Outdoor Décor and Watering

•
Planters and Lawn Accessories:  AMES is a designer, manufacturer and distributor of indoor and outdoor planters and accessories, sold under the Southern Patio®, Northcote Pottery™, Tuscan Path, La Hacienda®, Hills®, Kelkay® and Dynamic Design®™ brand names, as well as various private label brands. The range of planter sizes (from 6 to 32 inches) is available in various designs, colors and materials.

•	Garden Hose and Storage: AMES offers a wide range of manufactured and sourced garden hoses and hose reels under the AMES®, NeverLeak®, Nylex®, and Hills® brand names.

•
Storage and Organization: AMES designs, manufactures and sells a comprehensive portfolio of wire and wood shelving, containers, storage cabinets and other closet and home organization accessories primarily under the highly-recognized ClosetMaid® brand name and other private label brands. Wire products include wire shelving and hardware, wire accessories and kitchen storage products. Wire product brands include Maximum Load®, SuperSlide® and ShelfTrack®. Wood solutions include closet systems, cube storage, storage furniture and cabinets. Selected wood product brands include MasterSuite®, Suite Symphony®™, Impressions™, ExpressShelf®, and SpaceCreations®.

•
Cleaning Products: AMES offers a full line of cleaning products for professional, home, and industrial use, including brooms, brushes, squeegees and other cleaning products, primarily under the Harper® brand.

Customers

AMES sells products throughout North America, Australia, New Zealand and Europe through (1) home centers, such as The Home Depot, Inc. (“Home Depot”), Lowe’s Companies Inc. (“Lowe’s”), Rona Inc., Bunnings Warehouse ("Bunnings") and Woodies (with the average length of the relationship with these customers being approximately 30 years); (2) mass market, specialty, and hardware retailers including Wal-Mart Stores Inc. ("Walmart"), Target Corporation ("Target"), Canadian Tire Corporation, Limited ("Canadian Tire"), Costco Wholesale Corporation ("Costco"), Ace, Do-It-Best and True Value Company; (3) industrial distributors, such as W.W. Grainger, Inc. and ORS Nasco, and (4) homebuilders, such as D.R. Horton, KB Home, Lennar and NVR, Inc.

Home Depot, Lowe's and Bunnings are significant customers of AMES. The loss of any of these customers would have a material adverse effect on the AMES business and on Griffon.

Product Development

AMES product development efforts focus on both new products and product line extensions. AMES continually improves existing products as well as develops new products to satisfy consumer needs, expand revenue opportunities, maintain or extend competitive advantages, increase market share and reduce production costs. Products are developed through in-house industrial design and engineering staffs to introduce new products and product line extensions that are timely and cost effective.

Sales and Marketing

AMES' sales organization is structured by distribution channel in the U.S., and by country internationally. In the U.S., a dedicated team of sales professionals is provided for each of the large retail customers. Offices are maintained adjacent to each of the two largest customers’ headquarters, supported by dedicated in-house sales analysts. In addition, sales professionals are assigned to domestic, wholesale and industrial distribution channels. Sales teams located in Canada, Australia, the United Kingdom and Ireland handle sales in each of their respective regions. In Australia, a dedicated team of sales professionals is provided for the largest retail customer.

Raw Materials and Suppliers

AMES' primary raw material inputs include resin (primarily polypropylene and high density polyethylene), wood (particleboard and hardwoods including ash, hickory and poplar logs) and steel (hot rolled, cold rolled, and wire rod). All raw materials are generally available from a number of sources. Certain components are purchased, such as heavy forged components and wheelbarrow tires. Most final assembly is completed internally in order to ensure consistent quality. AMES also sources some finished goods.

Competition

The long-handled tools and landscaping product industry is highly competitive and fragmented. Most competitors consist of small, privately-held companies focusing on a single product category. Some competitors, such as Fiskars Corporation in the hand tool and pruning tool market and Truper Herramientas S.A. de C.V. in the long-handled and garden tool space, compete in various tool categories. Suncast Corporation competes in the hose reel and accessory market, and more recently in the long-handled plastic snow shovel category and Swan Hose competes in the garden hose market. In addition, there is competition from imported or sourced products from China, India and other low-cost producing countries, particularly in long-handled tools, wheelbarrows, planters, striking tools and pruning tools.

The home storage and organizational solutions industry is also highly fragmented. AMES, primarily under the ClosetMaid brands, sells through retail, direct to consumer (e-commerce category) and direct to installer (building) channels and competes with a significant number of companies across each of these unique channels. Principal competition for retail wire products is from Newell Brands, Inc. through their Rubbermaid® product line. FirstService Brands, Inc. sells competing wood solutions under the brand California Closets®, but does not sell through the retail or direct to consumer channels. We believe that AMES' market share in the U.S. is approximately double that of its largest competitors in the home storage and organizational solutions product category.

AMES differentiates itself and provides the best value to customers through its successful history of innovation, dependable supply chain and high on-time delivery rates, quality, product performance, and highly recognized product brands. AMES' size, depth and breadth of product offering, category knowledge, research and development (“R&D”) investment, service and its ability to react to sudden changes in demand from seasonal weather patterns, especially during harsh winter months, are competitive advantages. Offshore manufacturers lack sufficient product innovation, capacity, proximity to market and distribution capabilities to service large retailers or to compete in highly seasonal, weather related product categories.

Manufacturing & Distribution

AMES has a combination of internal and external, and domestic and foreign manufacturing sources from which it sources products for sale in the markets it serves. Principal manufacturing facilities include 644,000 square feet of manufacturing operations in Harrisburg and Camp Hill, Pennsylvania, a 640,000 square foot facility in Ocala, Florida, and a 353,000 square foot manufacturing center in St. Francois, Quebec, Canada. AMES operates smaller manufacturing facilities at several other locations in the United States, and internationally in Reynosa, Mexico; Jiangmen, China; and Grafton, New South Wales and Wonthaggi, Victoria, both in Australia.

AMES has two principal distribution facilities in the United States, a 1.2 million square foot facility in Carlisle, Pennsylvania and a 400,000 square foot facility in Reno, Nevada. Finished goods are transported to these facilities from AMES' manufacturing sites by both an internal fleet, as well as over the road trucking and rail. Additionally, light assembly is performed at the Carlisle and Reno locations. Smaller distribution centers are also strategically located in the U.S. in Ocala, Florida, Chino, California, Belle Vernon, Pennsylvania and Pharr, Texas, and internationally in Canada, Australia, the United Kingdom and Ireland.

In January 2013, AMES undertook to close certain of its U.S. manufacturing facilities and consolidate affected operations primarily into its Camp Hill and Carlisle, PA locations. The actions, completed at the end of the 2015 first quarter, improved manufacturing and distribution efficiencies, allowed for in-sourcing of certain production previously performed by third party suppliers, and improved material flow and absorption of fixed costs. This initiative resulted in annual cash savings exceeding $10,000. Realization of savings began in 2015.

Clopay Building Products

Founded in 1964 and acquired by us in 1986, Clopay Building Products Company, Inc., or CBP, has grown organically and through acquisitions to become the leading manufacturer and marketer of residential sectional garage doors, and among the largest manufacturers of commercial sectional doors, rolling steel doors, and grille products, in the United States. CBP also manufactures a complete line of entry door systems uniquely designed to complement its popular residential garage door styles. The majority of CBP’s sales come from home remodeling and renovation projects, with the balance from new residential housing construction and commercial building markets. Sales into the home remodeling market are driven by the aging of the housing stock, existing home sales activity, and the trends of improving both home appearance and energy efficiency. CBP has approximately 2,600 employees.

On June 4, 2018, CBP acquired CornellCookson, a leading U.S. manufacturer and marketer of rolling steel door and grille products designed for commercial, industrial, institutional and retail use, for $180 million, excluding certain post-closing adjustments. After taking into account estimated tax benefits resulting from the transaction, the effective purchase price was $170 million, subject to certain adjustments. CornellCookson was founded in 1828 as Cornell Iron Works and, in 2008, purchased the Cookson Company, which was founded in 1938, to form CornellCookson. The acquisition of CornellCookson expands CBP’s existing footprint in the commercial door market and strengthens relationships with professional dealers and installers. CBP had previously partnered with CornellCookson on customer solutions for over eight years. Consolidating the companies allows CBP to broaden its existing portfolio of brands, products and customers to serve the commercial market more efficiently with multiple types of doors, and creates additional opportunity to expand our position in adjacent markets. Similar distribution and product composition between the businesses also allows for potential cost savings opportunities across distribution networks and through commodity purchasing.

Brands

CBP brings over 50 years of experience and innovation to the residential and sectional garage door industry. Our market-leading brands include Clopay®, America’s Favorite Garage Doors®, Holmes Garage Door Company® and IDEAL Door®, as well as the newly acquired Cornell® and Cookson® commercial door brands.

Products and Service

CBP manufactures a broad line of residential sectional garage doors with a variety of options, at varying prices. CBP offers garage doors made primarily from steel, plastic composite and wood, and also sells related products, such as garage door openers manufactured by third parties. CBP also offers a complete line of entry door systems uniquely designed to complement its popular residential garage door styles.

Commercial door products manufactured and marketed by CBP include rolling steel service doors, fire doors, and shutters, steel security grilles, and room dividers. CBP also manufactures and markets commercial sectional doors, which are similar to residential garage doors, but are designed to meet the more demanding performance specifications of a commercial application.

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

CBP operates technical development centers where its research engineers design and develop new products and technologies and perform durability and performance testing of new and existing products, materials and finishes. CBP continually improves its door offerings through these development efforts, focusing on characteristics such as strength, design, operating performance and durability, and energy efficiency. The process engineering teams also work to develop new manufacturing processes and production techniques aimed at improving manufacturing efficiencies and ensuring quality-made products.

Sales and Marketing

The CBP sales and marketing organization supports our customers, consults on new product development and aggressively markets door solutions, with a primary focus on the North American market. CBP maintains a strong promotional presence, in both traditional and digital media.

CBP customers utilize a proprietary residential door web application, the MyDoor® mobile enabled app, that guides consumers through an easy to use visualization and pricing program, allowing them to select the optimal door for their home. For CBP's commercial products, Clopay's Commercial Door Quoter (CDQ™) and CornellCookson's WebGen systems are available to assist our professional dealers streamline their quoting and submittal process for greater productivity and backroom efficiency improvement.

Raw Materials and Suppliers

The principal raw material used in CBP’s manufacturing is galvanized steel. CBP also utilizes certain hardware components, as well as wood and insulated foam. All raw materials are generally available from a number of sources.

Competition

The sectional garage door and commercial rolling steel door industry includes several large national manufacturers and many smaller, regional and local manufacturers. CBP competes on the basis of service, quality, price, brand awareness and product design.

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

Manufacturing

In 2016 CBP completed a 250,000 square foot expansion of its state-of-the-art manufacturing facility in Troy, Ohio. This expansion reflects increased customer demand for its core products, and CBP's success in bringing new technologies to market. The Troy facility now has 1.23 million square feet of combined manufacturing and office space. A 184,000 square foot facility in Mountain Top, Pennsylvania and a 163,000 square foot facility in Goodyear, Arizona provide manufacturing primarily for rolling steel products. CBP’s Russia, Ohio facility provides additional production capacity, particularly for specialized and custom products.

Distribution

CBP distributes its products through a wide range of distribution channels, including a national network of 51 distribution centers. Additionally, products are sold to over 2,500 independent professional installing dealers and to major home center retail chains including Home Depot and Menards (with the average length of the relationship with these customers being greater than 25 years). CBP maintains strong relationships with its installing dealers and believes it is the largest supplier of residential garage doors to the retail and professional installing channels in North America and the largest supplier of rolling steel door products in North America.

DEFENSE ELECTRONICS

Telephonics Corporation

Telephonics, founded in 1933, is recognized globally as a leading provider of highly sophisticated intelligence, surveillance and communications solutions that are deployed across a wide range of land, sea and air applications. Telephonics designs, develops, manufactures and provides logistical support and lifecycle sustainment services to defense, aerospace and commercial customers worldwide. In 2018, approximately 62% of the segment’s sales were to the U.S. Government and agencies thereof, as a prime or subcontractor, 32% to international customers and 6% to U.S. commercial customers. Telephonics is headquartered in Farmingdale, New York and currently has approximately 1,000 employees.

The U.S. defense budget for government fiscal year (GFY) 2019 is set at $686 billion with the President's first full defense budget request including major growth to most mission areas. This represents a $73 billion, or 12% increase over the prior year defense budget of $613 billion. Budgets through GFY 2023 increase with a compound annual growth rate ("CAGR") of approximately 2% over the GFY 2019 baseline budget level.

Internationally, demand is growing due to major system capability upgrades in existing systems and re-capitalization of aging assets. We anticipate global defense spending to grow with a CAGR of about 3% over the 2018-2022 period. The U.S. is the largest exporter of defense equipment in the world, and is expected to remain so for the foreseeable future with significant increases in defense budgets expected in countries that have historically imported defense products from the U.S. such as Saudi Arabia, UAE, Turkey, Taiwan, Australia, India, South Korea and Japan, among others.

Domestic and international defense market trends bode well for business opportunities for Telephonics products supporting Imaging and Surveillance Radar Systems, Communications, Surveillance and Border Surveillance.

Telephonics is organized into five primary business lines: Radar, Surveillance, Communications, Systems Engineering and Analysis (SEG), and Telephonics Large Scale Integration.

•
Radar: Telephonics provides a wide range of high-performing, lightweight and cost-effective maritime surveillance and weather avoidance radar systems for fixed- and rotary-wing aircraft, Unmanned Aerial Vehicles (UAVs) and shipboard platforms to the U.S. Government and numerous international defense agencies. Telephonics maritime surveillance radars offer advanced features such as Ground Moving Target Indicator (GMTI), Synthetic Aperture Radar (SAR), Inverse Synthetic Aperture Radar (ISAR), Automatic Identification System (AIS) and weather avoidance.

•
Surveillance: Telephonics is a global leader in Identification Friend or Foe (IFF), Monopulse Secondary Surveillance Radars (MSSR) and Air Traffic Control (ATC) systems enabling military and civilian air traffic controllers to effectively identify aircraft and vehicles as friendly. Telephonics provides both equipment and supporting services required to safely and reliably control flight operations. These systems are used by the U.S. Army, U.S. Navy, U.S. Air Force, U.S. Marines, Federal Aviation Administration ("FAA"), NATO and numerous international defense agencies. They have been fielded globally in a wide range of ground, air and sea-based applications.

•
Communications: Telephonics' advanced wired and wireless communication systems provide the digital backbone for defense and civil platforms worldwide, including fixed- and rotary-wing aircraft, lighter-than-air aircraft and ground control shelters. These systems are designed to meet stringent customer requirements to support adaptability to special missions and communications protocol requirements. Telephonics' vehicle-based intercommunications systems deliver traditional intercom system capabilities while incorporating software-defined features, including an open architecture for integration into vehicle C4 (command, control, communications, and computing) systems, networked communications gateways and combat vehicles. Commercial audio products and headsets are utilized worldwide in a wide range of military and civilian applications, including audiometric testing and onboard flight entertainment. Advanced transit communications systems deliver high-quality audio communications and critical travel information, enhancing passenger safety, as well as train crew intelligibility and operational efficiency. Telephonics communications systems are fielded within the U.S. Army, U.S. Navy, U.S. Air Force, U.S. Marines and numerous international defense agencies. These systems are also sold to aerospace manufacturers, commercial airlines, and audiometric original equipment manufacturers.

•
Systems Engineering and Analysis (SEG): SEG provides sophisticated, highly technical engineering and analytic support to customers including the Missile Defense Agency, AEGIS Ballistic Missile Defense Program, Program Executive Offices for Integrated Warfare Systems and Ships, U.S. Naval Surface Warfare Centers, Marine Corps System Command and the U.S. Army Aviation and Missile Command, among others. As a leading provider of combat, radar and missile systems engineering and analysis, SEG is a key source of systems engineering expertise for the U.S. integrated air and missile defense initiatives. In addition to government program offices, SEG works extensively with national laboratories, the Intelligence Community and prime contractors.

•
Telephonics Large Scale Integration (TLSI): TLSI has designed nearly 400 mixed-signal custom Application Specific Integrated Circuits (ASICs) for customers in the automotive, industrial, defense/avionics and smart energy markets. TLSI works with its customers' technical teams, taking complete responsibility for the ASIC development process, from the initial ASIC specification definition through qualification and volume production, to meet the most stringent customer program requirements. Over 10 million ASIC's are shipped every year.

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

Programs and Products

Based on long-established relationships supported by existing contractual arrangements, Telephonics is a first-tier supplier to prime contractors in the defense industry such as Lockheed Martin Corporation ("Lockheed Martin", which includes Sikorsky Aircraft), The Boeing Company ("Boeing"), Northrop Grumman Corporation ("Northrop Grumman"), Oshkosh Corporation ("Oshkosh"), Airbus Military, Airbus Helicopters, Leonardo (Agusta Westland) Helicopters, and SAAB, (with the average length of the relationship with these customers being greater than 20 years), and is a prime contractor to the U.S. Department of Defense and FAA. The significance of each of these customers to Telephonics’ revenue fluctuates on an annual basis, based on the timing and funding of the Original Equipment Manufacturers (“OEM”) contract award, and the technological scope of the work required. Key products include maritime radars, identification friend or foe systems, mobile surveillance and communication systems. The significant contraction and consolidation in the U.S. and international defense industry provides opportunities for established first-tier suppliers to capitalize on existing relationships with major prime contractors and to play a larger role in defense systems development and procurement for the foreseeable future.

Recently, Telephonics successfully leveraged its core Surveillance technologies to develop a solution, now fielded by the FAA as a part of the Common Terminal Digitizer (CTD) program, at numerous air surveillance radar sites across the United States. Telephonics expects to continue to leverage its technology to improve the value proposition offered to future FAA radar infrastructure upgrade programs.

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

Backlog

The funded backlog for Telephonics approximated $344,900 at September 30, 2018, compared to $350,900 at September 30, 2017. Approximately 69% of the current backlog is expected to be filled during 2019.

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

Customers

The U.S. Government, through prime contractors like Lockheed Martin, Northrop Grumman, Boeing and Oshkosh, is a significant customer of Telephonics. The loss of the U.S. Government or any of its prime contractors as a customer could have a material adverse effect on Telephonics’ business. Notwithstanding the significance of Lockheed Martin, Northrop Grumman and Boeing, Telephonics sells to a diverse group of other domestic and international defense industry contractors, as well as others who use Telephonics products for commercial use.

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

Research and Development ("R&D")

In order to continue to offer affordable and technologically advanced solutions that provide relevant and required features, Telephonics works closely with prime customers to ensure that there is a future market for its products by investing R&D funds in desired enhancements. Telephonics continually updates its core technologies through internally funded R&D while coordinating with customers at the earliest stages of new program development in an effort to provide solutions well in advance of its competitors. Internally funded R&D costs include basic and applied research initiatives, development activities, and other conceptual formulation studies. Telephonics is a technological leader in its core markets and pursues new growth opportunities by leveraging its systems design and engineering capabilities, and incumbent position, on key platforms.

In addition to products for defense programs, Telephonics' technology is also used in commercial applications such as airborne weather, search and rescue radar, and air traffic management systems. Telephonics’ reputation for innovative product design and engineering capabilities, especially in the areas of voice and data communications, radio frequency design, digital signal processing, networking systems, inverse synthetic aperture radar and analog, and digital and mixed-signal integrated circuits, will continue to enhance its ability to secure, retain and expand its participation in defense programs and commercial opportunities.

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

Telephonics is currently investing in an Active Electronically Scanned Array (AESA) based radar solution to address emerging requirements in the maritime and overland radar markets. Continued investments in the Surveillance product portfolio are expected to result in market penetration opportunities in the ground tactical markets with small form factor passive and active IFF solutions. In addition, development of SkySearch-2020, a next generation Mode S Beacon system, is expected to enable Telephonics to continue pursuing FAA opportunities that align with its core competencies and technologies. Investments in the Communications Systems business line are focused on supporting pilot effectiveness initiatives by addressing cognitive overload conditions through innovative adaptive aural processing algorithms.

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

Clopay Plastic Products - Discontinued Operations

On November 16, 2017, Griffon announced it entered into a definitive agreement to sell its Clopay Plastics business and on February 6, 2018, completed the sale to Berry for approximately $475,000. As a result, Griffon classified the results of operations of the Clopay Plastics business as discontinued operations in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operations in the consolidated balance sheets. All results and information presented exclude Clopay Plastics unless otherwise noted. Clopay Plastics is a global leader in the development and production of embossed, laminated and printed specialty plastic films for hygienic, health-care and industrial products and sells to some of the world's largest consumer products companies. See Note 6, Discontinued Operations.

Griffon Corporation

Employees

As of September 30, 2018, Griffon and its subsidiaries employ approximately 7,200 people located primarily throughout the U.S., Canada, the United Kingdom, Australia, Mexico and China. Approximately 200 of these employees are covered by collective bargaining agreements in the U.S., with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (an affiliate of the American Federation of Labor and Congress of Industrial Organizations), and the United Food & Commercial Workers International Union. Additionally, approximately 200 employees in Canada are represented by the Trade Union Advisory Committee. Griffon believes its relationships with its employees are satisfactory.

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

Regulation

Griffon’s operations are subject to various environmental, health, and employee safety laws and regulations. Griffon believes that it is in material compliance with these laws and regulations. Historically, compliance with environmental laws has not materially affected, and is not expected to materially affect, Griffon’s capital expenditures, earnings or competitive position. Nevertheless, Griffon cannot guarantee that, in the future, it will not incur additional costs for compliance or that such costs will not be material.

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

Customers

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue from continuing operations. In 2018:

a.	The U.S. Government and its agencies, through prime and subcontractor relationships, represented 10% of Griffon’s consolidated revenue and 62% of Telephonics' revenue.
b.	Home Depot represented 19% of Griffon’s consolidated revenue and 23% of HBP's revenue.

No other customer accounted for 10% or more of consolidated revenue. Future operating results will continue to substantially depend on the success of Griffon’s largest customers and Griffon's relationships with them. Orders from these customers are subject to change and may fluctuate materially. The loss of all or a portion of volume from any one of these customers could have a material adverse impact on Griffon’s financial results, liquidity and operations.

Seasonality

Griffon’s HBP revenue and income are generally lowest in our first and fourth quarters ending December 31, and September 30, respectively, and highest in our second and third quarters ending March 31, and June 30, respectively, primarily due to the seasonality of AMES' business. In 2018, 55% of AMES' sales occurred during the second and third quarters compared to 55% in 2017 and 56% in 2016. CBP’s business is driven by renovation and construction during warm weather, which is generally at reduced levels during the winter months, generally in our second quarter. Defense Electronics revenue is generally driven by delivery requirement of its customers, however, often Defense Electronics will have increased revenue in the latter half of the year due to U.S. government's annual budget cycle.

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

Research and Development

Griffon’s businesses are encouraged to improve existing products as well as develop new products to satisfy customer needs; expand revenue opportunities; maintain or extend competitive advantages; increase market share and reduce production costs. R&D costs, not recoverable under contractual arrangements, are charged to expense as incurred. R&D costs for Griffon were $15,400 in 2018, $17,700 in 2017 and $18,000 in 2016.

Intellectual Property

Griffon follows a practice of actively protecting and enforcing its proprietary rights in the U.S. and throughout the world where Griffon’s products are sold. All intellectual property information presented in this section is as of September 30, 2018.
Trademarks are of significant importance to Griffon’s HBP business. With 50 years of experience and innovation in the garage door industry, CBP has a significant level of goodwill in its strong family of brands, including: Clopay®, America’s Favorite Garage Doors®; Holmes Garage Door Company® and IDEAL Door®, as well as the newly acquired Cornell® and Cookson® commercial door brands. Principal global and regional trademarks used by AMES for its tool and landscape products include AMES®, True Temper®, Garant®, Harper®, UnionTools®, Westmix™, Cyclone®, Southern Patio®, Northcote Pottery™, Nylex®, Hills®, Kelkay®, Tuscan Path®, La Hacienda®, Kelso™, and Dynamic Design®, as well as contractor-oriented brands including Razor-Back® Professional Tools and Jackson® Professional Tools. Storage and innovation brands within AMES include ClosetMaid, MasterSuite®, Suite Symphony™, Impressions™, ExpressShelf®, SpaceCreations®, Maximum Load®, SuperSlide® and ShelfTrack®. The HBP business has approximately 1,126 registered trademarks and approximately 171 pending trademark applications around the world. Griffon’s rights in these trademarks endure for as long as they are used and registered.
Patents are also important to the HBP business. CBP holds 39 issued patents and 10 pending patent applications in the U.S., as well as 15 and 5 corresponding foreign patents and patent applications, primarily related to garage door system components and operation. AMES protects its designs and product innovation through the use of patents, and currently has 351 issued patents and 31 pending patent applications in the U.S., as well as 219 and 31 corresponding foreign patents and patent applications, respectively.

Design patents are generally valid for fourteen years, and utility patents are generally valid for twenty years, from the date of filing. Griffon's patents are in various stages of their terms of validity.
In the government and defense business, formal intellectual property rights are of limited value. Therefore, the Telephonics business tends to hold most of its important intellectual property as trade secrets, which it protects through the use of contract terms and carefully restricting access to its technology.
Executive Officers of the Registrant

The following is a current list of Griffon’s executive officers:

Name	Age	Positions Held and Prior Business Experience
Ronald J. Kramer	60
Chief Executive Officer since April 2008, Chairman of the Board since January 2018, Director since 1993, Vice Chairman of the Board from November 2003 to January 2018. From 2002 through March 2008, President and a Director of Wynn Resorts, Ltd. (Nasdaq:WYNN), a developer, owner and operator of destination casino resorts.  From 1999 to 2001, Managing Director at Dresdner Kleinwort Wasserstein, an investment banking firm, and its predecessor Wasserstein Perella & Co. Member of the board of directors of Business Development Corporation of America.

Robert F. Mehmel	56
Director since May 2018, President and Chief Operating Officer since December 2012. From August 2008 to October 2012, President and Chief Operating Officer of DRS Technologies (Formerly NYSE:DRS) ("DRS"), a supplier of integrated products, services and support to military forces, intelligence agencies and prime contractors worldwide. From May 2006 to August 2008, Executive Vice President and Chief Operating Officer of DRS and from January 2001 to May 2006, Executive Vice President, Business Operations and Strategy, of DRS.

Brian G. Harris	49
Senior Vice President and Chief Financial Officer since August 2015. From November 2012 to July 2015, Vice President and Controller of Griffon. From July 2009 to July 2015, Griffon's Chief Accounting Officer. From May 2005 to June 2009, Assistant Controller of Dover Corporation, a diversified global manufacturer (NYSE:DOV). Prior to this time, held various finance and accounting roles with Hearst Argyle Television (Formerly NYSE:HTV), John Wiley and Sons, Inc. (NYSE:JW.A) and Arthur Andersen, LLP.

Seth L. Kaplan	49
Senior Vice President, General Counsel and Secretary since May 2010.  From July 2008 to May 2010, Assistant General Counsel and Assistant Secretary at Hexcel Corporation (NYSE:HXL), a manufacturer of advanced composite materials for space and defense, commercial aerospace and wind energy applications.  From 2000 to July 2008, Senior Corporate Counsel and Assistant Secretary at Hexcel.  From 1994 to 2000, associate at the law firm Winthrop, Stimson, Putnam & Roberts (now Pillsbury Winthrop Shaw Pittman LLP).

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

The current worldwide economic uncertainty and market volatility could continue to have an adverse effect on Griffon during 2019, particularly in HBP, which is substantially linked to the U.S. housing and the commercial property markets, and the U.S. economy in general. Purchases of many HBP products are discretionary for consumers who are generally more willing to purchase products during periods in which favorable macroeconomic conditions prevail. Additionally, the current condition of the credit markets could impact Griffon’s ability to refinance expiring debt or obtain additional credit on favorable terms for investments in current businesses or for acquisitions, or may render financing unavailable. Griffon is also exposed to certain fundamental economic risks including a decrease in the demand for the products and services it offers or a higher likelihood of default on its receivables.

Adverse trends and general economic conditions, especially those that relate to construction and renovation, will impact Griffon’s business.

HBP’s business serves residential and commercial construction and renovation, and is influenced by market conditions that affect these industries. For the year ended September 30, 2018, assuming CornellCookson was acquired on October 1, 2017, approximately 83% of Griffon’s consolidated revenue was derived from the HBP segment, which was dependent on renovation of existing homes, new home construction, and commercial non-residential construction, repair and replacement. Following the acquisition of CornellCookson, a greater portion of CBP’s business relates to commercial construction and renovation. The strength of the U.S. economy, the age of existing home stock, job growth, interest rates, consumer confidence and the availability of consumer credit, as well as demographic factors such as migration into the U.S. and migration of the population within the U.S., also have an effect on HBP.  With the addition of CornellCookson, a greater portion of CBP’s business is dependent on commercial construction and renovation of warehouses and retail facilities. To the extent market conditions for residential and commercial construction and renovation are weaker than expected, this will likely have an adverse impact on the performance and financial results of the HBP business.

Griffon operates in highly competitive industries and may be unable to compete effectively.

Griffon’s operating companies face intense competition in the markets they serve. Griffon competes primarily on the basis of technical expertise, product differentiation, quality of products and services, and price. There are a number of competitors to Griffon, some of which are larger and have greater resources than Griffon’s operating companies. Griffon's operating companies may face additional competition from companies that operate in countries with significantly lower operating costs.

Many of HBP’s customers are large mass merchandisers, such as discount stores, home centers, warehouse clubs, commercial distributors and e-commerce companies. The growing share of the market represented by these large mass merchandisers, together with changes in consumer shopping patterns, have contributed to the increase of multi-category retailers and e-commerce companies that have strong negotiating power with suppliers. Many of these retailers import products directly from foreign suppliers to source and sell products under their own private label brands to compete with HBP’s products and brands, which puts increasing price pressure on HBP's products. In addition, the intense competition in the retail and e-commerce sectors, combined with the overall increasingly competitive economic environment, may result in a number of customers experiencing financial difficulty, or failing in the future. The loss of, or a failure by, one of HBP’s large customers could adversely impact HBP’s sales and operating cash flows.

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

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon's consolidated revenue. Home Depot, Lowe’s, Menards and Bunnings are significant customers of HBP with Home Depot accounting for approximately 19% of consolidated revenue and 23% of HBP's revenue for the year ended September 30, 2018. The U.S. Government and its agencies and subcontractors, including Lockheed Martin and Boeing, is a significant customer of Telephonics, and together accounts for approximately 10% of consolidated revenue and 62% of Telephonics segment revenue (Lockheed Martin and Boeing each individually represent less than 10% of consolidated revenue inclusive of such sales to the U.S. Government). Future operating results will continue to substantially depend on the success of Griffon’s largest customers, as well as Griffon’s relationships with them. Orders from these customers are subject to fluctuation and may be reduced materially due to changes in customer needs or other factors. Any reduction or delay in sales of products to one or more of these customers could significantly reduce Griffon’s revenue. Griffon’s operating results will also depend on successfully developing relationships with additional key customers. Griffon cannot assure that its largest customers will be retained or that additional key customers will be recruited. Also, HBP extends credit to its customers, which exposes it to credit risk. HBP’s largest customer accounted for approximately 24% and 20% of HBP’s and Griffon’s net accounts receivable as of September 30, 2018, respectively. If this customer were to become insolvent or otherwise unable to pay its debts, the financial condition, results of operations and cash flows of HBP and Griffon could be adversely affected.

Reliance on third party suppliers and manufacturers may impair HBP's ability to meet its customer demands.

HBP relies on a limited number of domestic and foreign companies to supply components and manufacture certain of its products. The percentage of HBP's sourced finished goods as a percent of revenue approximated 20% in 2018. The percentage of HBP's sourced components as a percent of cost of goods sold approximated 13% in 2018. Reliance on third party suppliers and manufacturers may reduce control over the timing of deliveries and quality of HBP's products. Reduced product quality or failure to deliver products timely may jeopardize relationships with certain of HBP's key customers. In addition, reliance on third party suppliers or manufacturers may result in the failure to meet HBP's customer demands. Continued turbulence in the worldwide economy may affect the liquidity and financial condition of HBP's suppliers. Should any of these parties fail to manufacture sufficient supply, go out of business or discontinue a particular component, alternative suppliers may not be found in a timely manner, if at all. Such events could impact HBP's ability to fill orders, which could have a material adverse effect on customer relationships.

If Griffon is unable to obtain raw materials for products at favorable prices it could adversely impact operating performance.

HBP’s suppliers primarily provide resin, wood, steel and wire rod. HBP could experience shortages of raw materials or components for products or be forced to seek alternative sources of supply. If temporary shortages due to disruptions in supply caused by weather, transportation, production delays or other factors require raw materials to be secured from sources other than current suppliers, the terms may not be as favorable as current terms or certain materials may not be available at all. In recent years, HBP has experienced price increases in steel and plastic resins.

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

 HBP is subject to risks from sourcing from international locations, especially China

HBP’s business is global, with products and raw materials sourced from, manufactured in and sold in multiple countries around the world. There are risks associated with conducting a business that may be impacted by political and other developments associated with international trade. In this regard, certain products sold by HBP in the United States and elsewhere are sourced from China; and raw materials used by HBP may be sourced from China and therefore may have their prices impacted by tariffs imposed on trade between the United States and China.

The sourcing of HBP's finished goods, components and raw materials from China are generally subject to supply agreements with Chinese companies. China does not have a well-developed, consolidated body of laws governing agreements with international customers. Enforcement of existing laws or contracts based on existing law may be uncertain and sporadic, and it may be difficult to obtain swift and equitable enforcement or to obtain enforcement of a judgment by a court of another jurisdiction. The relative inexperience of China’s judiciary on matters of international trade in many cases creates additional uncertainty as to the outcome of any litigation. In addition, interpretation of statutes and regulations in China may be subject to government policies reflecting domestic political changes.

Because of the high volume of sourcing by HBP from China, if significant tariffs or other restrictions are placed on Chinese imports into the U.S. or any related counter-measures are taken by China, HBP’s revenue and results of operations may be materially harmed. The Trump Administration has signaled that it may alter trade agreements and terms between China and the U.S., including limiting trade with China and/or imposing a tariff on imports from China. In March 2018, a 25% tariff was imposed on steel imports and a 10% tariff was imposed on aluminum imports, and additional tariffs were announced on goods imported from China specifically, as well as certain other countries. The materials subject to these additional tariffs include various steel and aluminum finished goods, as well as a variety of resins, fabrics and wood products. As a result of these tariffs we intend to manage our China supply base and raise prices on certain goods, which may result in the loss of customers and reduced sales and could impact our operating performance.

HBP’s operations are also subject to the effects of international trade agreements and regulations such as the North American Free Trade Agreement, and the activities and regulations of the World Trade Organization. Although these trade agreements generally have positive effects on trade liberalization, sourcing flexibility and cost of goods by reducing or eliminating the duties and/or quotas assessed on products manufactured in a particular country, trade agreements can also adversely affect HBP’s business. For example, trade agreements can result in setting quotas on products that may be imported from a particular country into key markets including the U.S., Canada, Australia and the United Kingdom, or may make it easier for other companies to compete by eliminating restrictions on products from countries where HBP’s competitors source products.

HBP’s ability to import products in a timely and cost-effective manner may also be affected by conditions at ports or issues that otherwise affect transportation and warehousing providers, such as port and shipping capacity, labor disputes, severe weather or increased homeland security requirements in the U.S. and other countries. These issues could delay importation of products or require HBP to locate alternative ports or warehousing providers to avoid disruption to customers. These alternatives may not be available on short notice or could result in higher transit costs, which could have an adverse impact on HBP’s business and financial condition.

Griffon’s businesses are subject to seasonal variations and the impact of uncertain weather patterns.

Historically, overall Griffon revenue and earnings are lower in the first and second quarters ending December 31 and March 31, respectively and higher in the third and fourth quarters ending June 30 and September 30, respectively. HBP revenue and earnings are generally lowest in our first and fourth quarters ending December 31, and September 30, respectively, and highest in the second and third quarters ending March 31, and June 30, respectively, primarily due to the seasonality of the AMES business. In 2018, 55% of AMES' sales occurred during the second and third quarters. CBP’s business is driven by residential renovation and construction, which occurs more during warm weather, than during the winter months, and so revenues and earnings of CBP are generally lower in the second quarter. Telephonics historically has had higher revenue and earnings in the second half of Griffon's fiscal year ending September 30 (although this has not always been the case).

Demand for lawn and garden products is influenced by weather, particularly weekend weather during the peak gardening season. AMES' sales volumes could be adversely affected by certain weather patterns such as unseasonably cool or warm temperatures, hurricanes, water shortages or floods. In addition, lack of snow or lower than average snowfall during the winter season may result in reduced sales of certain AMES' products such as snow shovels and other snow tools. As a result, AMES' results of operations, financial results and cash flows could be adversely impacted.

Each of Griffon's businesses faces risks related to the disruption of its primary manufacturing facilities.

The manufacturing facilities for each of Griffon's businesses are concentrated in just a few locations, and in the case of AMES, some of these locations are abroad in low-cost locations. Any of Griffon's manufacturing facilities are subject to disruption for a variety of reasons, such as natural or man-made disasters, terrorist activities, disruptions of information technology resources, and utility interruptions. Such disruptions may cause delays in shipping products, which could result in the loss of business or customer trust, adversely affecting Griffon’s businesses and operating results.

Manufacturing capacity constraints or increased manufacturing costs may have a material adverse effect on Griffon's business, results of operations, financial condition and cash flows.

Griffon’s current manufacturing resources may be inadequate to meet significantly increased demand for some of its products. Griffon’s ability to increase its manufacturing capacity depends on many factors, including the availability of capital, steadily increasing consumer demand, equipment delivery, construction lead-times, installation, qualification, and permitting and other regulatory requirements. Increasing capacity through the use of third-party manufacturers may depend on Griffon’s ability to develop and maintain such relationships and the ability of such third parties to devote additional capacity to fill its orders.

A lack of sufficient manufacturing capacity to meet demand could cause customer service levels to decrease, which may negatively affect customer demand for Griffon's products and customer relations generally, which in turn could have a material adverse effect on Griffon's business, results of operations, financial condition and cash flows. In addition, operating facilities at or near capacity may also increase production and distribution costs and negatively impact relations with employees or contractors, which could result in disruptions to operations.

In addition, manufacturing costs may increase significantly and Griffon may not be able to successfully recover these cost increases with increased pricing to its customers.

If AMES does not continue to develop and maintain leading brands or realize the anticipated benefits of advertising and promotion spend, its operating results may suffer.

The ability of AMES to compete successfully depends in part on the company’s ability to develop and maintain leading brands so that retail and other customers will need its products to meet consumer demand. Leading brands allow AMES to realize economies of scale in its operations. The development and maintenance of such brands require significant investment in brand-building and marketing initiatives. While AMES plans to continue to increase its expenditures for advertising and promotion and other brand-building and marketing initiatives over the long term, the initiatives may not deliver the anticipated results and the results of such initiatives may not cover the costs of the increased investment.

Unionized employees could strike or participate in a work stoppage.

At September 30, 2018, Griffon employed approximately 7,200 people on a full-time basis, approximately 6% of whom are covered by collective bargaining or similar labor agreements (all within Telephonics and AMES). If unionized employees engage in a strike or other work stoppage, or if Griffon is unable to negotiate acceptable extensions of agreements with labor unions, a significant disruption of operations and increased operating costs could occur. In addition, any renegotiation or renewal of labor agreements could result in higher wages or benefits paid to unionized employees, which could increase operating costs and as a result have a material adverse effect on profitability.

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

Telephonics sells products to the U.S. government and its agencies both directly and indirectly as a first-tier supplier to prime contractors in the defense industry such as Lockheed Martin, Boeing and Northrop Grumman. In the year ended September 30, 2018, U.S. government contracts and subcontracts accounted for approximately 10% of Griffon’s consolidated revenue. Contracts involving the U.S. government may include various risks, including:

•	Termination for default or for convenience by the government;

•	Reduction or modification in the event of changes in the government’s requirements or budgetary constraints;

•
Increased or unexpected costs, causing losses or reduced profits under contracts where Telephonics’ prices are fixed, or determinations that certain costs are not allowable under particular government contracts;

•	The failure or inability of the prime contractor to perform its contract under circumstances in which Telephonics is a subcontractor;

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

Telephonics’ business could be adversely affected by a negative audit by the U.S. Government

As a government contractor, and a subcontractor to government contractors, Telephonics is subject to audits and investigations by U.S. Government Agencies such as the Defense Contract Audit Agency, the Defense Security Service, with respect to its classified contracts, other Inspectors General and the Department of Justice. These agencies review a contractor’s performance under its contracts, its cost structure and compliance with applicable laws and standards as well as compliance with applicable regulations, including those relating to facility and personnel security clearances. These agencies also review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s management, purchasing, property, estimating, compensation, and accounting and information systems. Any costs found to be misclassified or improperly allocated to a specific contract will not be reimbursed, or must be refunded if already billed and collected. Griffon could incur significant expenses in complying with audits and subpoenas issued by the government in aid of inquiries and investigations. If an audit or an investigation uncovers a failure to comply with applicable laws or regulations, or improper or illegal activities, Telephonics may be subject to civil and criminal penalties and/or administrative sanctions, which could include contract termination, forfeiture of profit, suspension of payments, fines, including treble damages, and suspension or prohibition from doing business with the U.S. Government. In addition, if allegations of impropriety are made, Telephonics and Griffon could suffer serious harm to their reputation.

Many of Griffon's contracts contain performance obligations that require innovative design capabilities, are technologically complex, or are dependent upon factors not wholly within Griffon's control. Failure to meet these obligations could adversely affect customer relations, future business opportunities, and overall profitability.

Telephonics designs, develops and manufactures advanced and innovative surveillance and communication products for a broad range of applications for use in varying environments. As with many of Telephonics' programs, system specifications, operational requirements and test requirements are challenging, exacerbated by the need for quick delivery schedules. Technical problems encountered and delays in the development or delivery of such products, as well as the inherent discretion involved in government approval related to compliance with applicable specifications of products supplied under government contracts, could prevent Griffon from meeting contractual obligations, which could subject Griffon to termination for default. Under a termination for default, the company is entitled to negotiate payment for undelivered work if the Government requests the transfer of title and delivery of partially completed supplies and materials. Conversely, if the Government does not make this request, there is no obligation to reimburse the company for its costs incurred. Griffon may also be subject to the repayment of advance and progress payments, if any. Additionally, the company may be liable to the Government for any of its excess costs incurred in acquiring supplies and services similar to those terminated for default, and for other damages. Should any of the foregoing events occur, it could result in a material adverse effect on Griffon's financial position.

Griffon's business could be negatively affected by cyber or other security threats or other disruptions.

Overall, Griffon and its operating companies are subjected to cyber and other security threats common to U.S. businesses. As a U.S. defense contractor, Telephonics, in particular, may be the target of cyber security threats to its information technology infrastructure and unauthorized attempts to gain access to sensitive or highly confidential information that could compromise U.S. security. The types of threats could vary from attacks common to most industries to more advanced and persistent, highly organized adversaries who target Telephonics because of national security information in its possession. If Telephonics is unable to protect sensitive information, its customers or governmental authorities could question the adequacy of its security processes and procedures and its compliance with evolving government cyber security requirements for government contractors. Due to the evolving nature of these security threats, the impact of any future incident cannot be predicted.

The costs related to cyber or other security threats or disruptions could be significant. Security events such as these could adversely affect Griffon's internal operations, future financial results and reputation, as well as result in the loss of competitive advantages derived from research and development efforts and other intellectual property.

If Griffon's subcontractors or suppliers fail to perform their obligations, Griffon's performance and ability to win future business could be harmed.

Griffon relies on other companies to provide materials, major components and products to fulfill contractual obligations. Such arrangements may involve subcontracts, teaming arrangements, or supply agreements with other companies. There is a risk that Griffon may have disputes regarding the quality and timeliness of work performed. In addition, changes in the economic environment, including defense budgets and constraints on available financing, may adversely affect the financial stability of Griffon's supply chain and their ability to meet their performance requirements or to provide needed supplies on a timely basis. A disruption or failure of any supplier could have an adverse effect on Griffon's business resulting in an impact to profitability, possible termination of a contract, imposition of fines or penalties, and harm to Griffon's reputation impacting its ability to secure future business.

Griffon’s companies must continually improve existing products, design and sell new products and invest in research and development in order to compete effectively.

The markets for Griffon’s products are characterized by rapid technological change, evolving industry standards and continuous improvements in products. Due to constant changes in Griffon's markets, future success depends on Griffon's ability to develop new technologies, products, processes and product applications. Griffon's long-term success in the competitive retail environment and the industrial and commercial markets depends on its ability to develop and commercialize a continuing stream of innovative new products that are appealing to ultimate end users and create demand. New product development and commercialization efforts, including efforts to enter markets or product categories in which Griffon has limited or no prior experience, have inherent risks. These risks include the costs involved, such as development and commercialization, product development or launch delays, and the failure of new products and line extensions to achieve anticipated levels of market acceptance or growth in sales or operating income.

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

Making strategic acquisitions is a significant part of Griffon’s growth plans. The ability to successfully complete acquisitions depends on identifying and acquiring, on acceptable terms, companies that either complement or enhance currently held businesses or expand Griffon into new profitable businesses, and, for certain acquisitions, obtaining financing on acceptable terms. Additionally, Griffon must properly integrate acquired businesses in order to maximize profitability. The competition for acquisition candidates is intense and Griffon cannot assure that it will successfully identify acquisition candidates and complete acquisitions at reasonable purchase prices, in a timely manner, or at all. Further, there is a risk that acquisitions will not be properly integrated into Griffon’s existing structure. Griffon closed the acquisitions of La Hacienda, Tuscan Path, ClosetMaid and Harper Brush in the months of July through November 2017, Kelkay in February 2018, and CornellCookson in June 2018. This integration risk may be exacerbated when numerous acquisitions are consummated in a short time period.

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

An unsuccessful implementation of Griffon’s acquisition growth strategy, including the failure to properly integrate acquisitions, could have an adverse impact on Griffon’s results of operations, cash flows and financial condition.

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

Griffon and its companies conduct operations in Canada, Australasia, the United Kingdom, Mexico and China, and sell their products in many countries around the world. Sales of products through non-U.S. subsidiaries accounted for approximately 17% of consolidated revenue for the year ended September 30, 2018. These sales could be adversely affected by changes in political and economic conditions, trade protection measures, such as tariffs, the ability of the Company to enter into industrial cooperation agreements (offset agreements), differing intellectual property rights and laws and changes in regulatory requirements that restrict the sales of products or increase costs in such locations. Enforcement of existing laws in such jurisdictions can be uncertain, and the lack of a sophisticated body of laws can create various uncertainties, including with respect to customer and supplier contracts. Currency fluctuations between the U.S. dollar and the currencies in the non-U.S. regions in which Griffon does business may also have an impact on future reported financial results.

Griffon's international sales and operations are subject to applicable laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect operations. Griffon is subject to various anti-corruption laws that prohibit improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business. In addition, Griffon is subject to export controls, laws and regulations such as the Arms Export Control Act, the International Traffic in Arms Regulation and the Export Administration Regulations, as well as to economic sanctions, laws and embargoes imposed by various governments or organizations, including the U.S. and the European Union or member countries. Violations of anti-corruption, export controls, or sanctions laws may result in severe criminal or civil sanctions and penalties, including debarment, loss of export privileges and loss of authorizations needed to conduct Griffon's international business, and could harm the ability to enter into contracts with the U.S. Government. Such violations could also result in Griffon being subject to other liabilities, which could have a material adverse effect on Griffon's business, results of operations and financial condition.

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

Griffon is subject to product liability and warranty claims in the ordinary course of business, including with respect to former businesses now included within discontinued operations. These claims relate to the conformity of its products with required specifications, and to alleged or actual defects in Griffon’s products (or in end-products in which Griffon’s products were a component part) that cause damage to property or persons. There can be no assurance that the frequency and severity of product liability claims brought against Griffon will not increase, which claims can be brought either by an injured customer of an end product manufacturer who used one of Griffon's products as a component or by a direct purchaser. There is also no assurance that the number and value of warranty claims will not increase as compared to historical claim rates, or that Griffon's warranty reserve at any particular time is sufficient. No assurance can be given that indemnification from customers or coverage under insurance policies will be adequate to cover future product liability claims against Griffon; for example, product liability insurance typically does not cover claims for punitive damages. Warranty claims are typically not covered by insurance at all. Product liability insurance can be expensive, difficult to maintain and may be unobtainable in the future on acceptable terms. The amount and scope of any insurance coverage may be inadequate if a product liability claim is successfully asserted. Furthermore, if any significant claims are made, the business and the related financial condition of Griffon may be adversely affected by negative publicity.

Griffon has been, and may in the future be, subject to claims and liabilities under environmental laws and regulations.

Griffon’s operations and assets are subject to environmental laws and regulations pertaining to the discharge of materials into the environment, the handling and disposal of wastes, including solid and hazardous wastes, and otherwise relating to health, safety and protection of the environment, in the various jurisdictions in which it operates. Griffon does not expect to make any expenditure with respect to ongoing compliance with or remediation under these environmental laws and regulations that would have a material adverse effect on its business, operating results or financial condition. However, the applicable requirements under environmental laws and regulations may change at any time.

Griffon can incur environmental costs related to sites that are no longer owned or operated, as well as third-party sites to which hazardous materials are sent. Material expenditures or liabilities may be incurred in connection with such claims. See the Commitment and Contingencies footnote in the Notes to Consolidated Financial Statements for further information on environmental contingencies. Based on facts presently known, the outcome of current environmental matters are not expected to have a material adverse effect on Griffon’s results of operations and financial condition. However, presently unknown environmental conditions, changes in environmental laws and regulations or other unanticipated events may give rise to claims that may involve material expenditures or liabilities.

Changes in income tax laws and regulations or exposure to additional income tax liabilities could adversely affect profitability.

Griffon is subject to Federal, state and local income taxes in the U.S. and in various taxing jurisdictions outside the U.S. Tax provisions and liabilities are subject to the allocation of income among various U.S. and international tax jurisdictions. Griffon’s effective tax rate could be adversely affected by the 2017 “Tax Cuts and Jobs Act” (“TCJA”) which includes a new U.S. tax on certain off-shore earnings, referred to as Global Intangible Low Tax Income, changes in the mix of earnings in countries with differing statutory tax rates, changes in any valuation allowance for deferred tax assets or the amendment or enactment of tax laws. The amount of income taxes paid is subject to audits by U.S. Federal, state and local tax authorities, as well as tax authorities in the taxing jurisdictions outside the U.S. If such audits result in assessments different from recorded income tax liabilities, Griffon’s future financial results may include unfavorable adjustments to its income tax provision.

There are risks associated with Griffon’s indebtedness.

While Griffon’s senior notes, which have limited covenants, are not due until 2022, and while its $350 million revolving line of credit, which is largely undrawn, has greater covenant requirements, there are potential impacts from Griffon’s use of debt to finance certain of its activities, especially acquisitions and expansions, as set forth below.

Compliance with restrictions and covenants in Griffon’s debt agreements may limit its ability to take corporate actions.

The credit agreement entered into by, and, to a lesser extent, the terms of the senior notes issued by, Griffon each contain covenants that restrict the ability of Griffon and its subsidiaries to, among other things, incur additional debt, pay dividends, incur liens and make investments, acquisitions, dispositions, restricted payments and capital expenditures. Under the credit agreement, which is largely undrawn, Griffon is also required to comply with specific financial ratios and tests. Griffon may not be able to comply in the future with these covenants or restrictions as a result of events beyond its control, such as prevailing economic, financial and industry conditions or a change in control of Griffon. If Griffon defaults in maintaining compliance with the covenants and restrictions in its credit agreement or the senior notes, its lenders could declare all of the principal and interest amounts outstanding due and payable and, in the case of the credit agreement, terminate the commitments to extend credit to Griffon in the future. If Griffon or its subsidiaries are unable to secure credit in the future, its business could be harmed.

Griffon may be unable to raise additional financing if needed.

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

•	Insufficient cash flows from operations may force Griffon to sell assets, or seek additional capital, which Griffon may not be able to accomplish on favorable terms, if at all; and

•	Its level of indebtedness may make Griffon more vulnerable to economic or industry downturns.

Griffon has the ability to issue additional equity securities, which would lead to dilution of issued and outstanding common stock.

The issuance of additional equity securities or securities convertible into equity securities would result in dilution to existing stockholders’ equity interests. Griffon is authorized to issue, without stockholder vote or approval, 3,000,000 shares of preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of Griffon’s common stock. While there is no present intention of issuing any such preferred stock, Griffon reserves the right to do so at any time. In addition, Griffon is authorized to issue, without stockholder approval, up to 85,000,000 shares of common stock, of which 45,674,821 shares, net of treasury shares, were outstanding as of September 30, 2018. Additionally, Griffon is authorized to issue, without stockholder approval, securities convertible into either shares of common stock or preferred stock.

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

Griffon occupies approximately 8,800,000 square feet of general office, factory and warehouse space primarily throughout the U.S., Canada, Mexico, Australia, United Kingdom and China. For a description of the encumbrances on certain of these properties, see the Notes Payable, Capitalized Leases and Long-Term Debt footnote in the Notes to Consolidated Financial Statements. The following table sets forth certain information related to Griffon’s major facilities:

Location	Business Segment	Primary Use	Approx. Square Footage	Owned/ Leased	Lease End Year
New York, NY	Corporate	Headquarters	13,000	Leased	2025
Farmingdale, NY	Telephonics	Manufacturing/R&D	180,000	Owned
Huntington, NY	Telephonics	Manufacturing	90,000	Owned
Huntington, NY	Telephonics	Manufacturing	100,000	Leased	2021
Columbia, MD	Telephonics	Engineering	33,000	Leased	2023
Elizabeth City, NC	Telephonics	Repair and Service	22,000	Leased	2039
Troy, OH	Home & Building Products	Office, Manufacturing	1,230,000	Leased	2021
Russia, OH	Home & Building Products	Manufacturing	250,000	Owned
Mason, OH	Home & Building Products	Office / R&D	50,000	Leased	2020
Mountain Top, PA	Home & Building Products	Office, Manufacturing	229,044	Owned /Leased	2019
Goodyear, AZ	Home & Building Products	Manufacturing	163,000	Owned
Carlisle, PA	Home & Building Products	Manufacturing, Distribution	1,227,000	Leased	2020
Reno, NV	Home & Building Products	Manufacturing, Distribution	400,000	Leased	2022
Camp Hill, PA	Home & Building Products	Office, Manufacturing	380,000	Owned
Harrisburg, PA	Home & Building Products	Manufacturing	264,000	Owned
St. Francois, Quebec	Home & Building Products	Manufacturing, Distribution	353,000	Owned
Falls City, NE	Home & Building Products	Manufacturing	82,000	Owned
Cork, Ireland	Home & Building Products	Manufacturing, Distribution	74,000	Owned
Victoria, Australia	Home & Building Products	Manufacturing	29,000	Leased	2019
Champion, PA	Home & Building Products	Wood Mill	225,000	Owned
Victoria, Australia	Home & Building Products	Distribution	174,000	Leased	2023
Pollington Site, UK	Home & Building Products	Manufacturing, Distribution	115,000	Owned
Queensland, Australia	Home & Building Products	Distribution	50,000	Leased	2018
New South Wales, Australia	Home & Building Products	Distribution	76,000	Leased	2020
Regency Park, South Australia	Home & Building Products	Distribution	62,000	Leased	2019
Welshpool, Western Australia	Home & Building Products	Distribution	97,000	Leased	2019
New South Wales, Australia	Home & Building Products	Distribution	32,000	Leased	2019
Gloucestershire, UK	Home & Building Products	Distribution	46,000	Leased	2022
Ocala, FL	Home & Building Products	Headquarters	640,000	Leased	2020
Grantsville, MD	Home & Building Products	Manufacturing	155,000	Owned
Reynosa, MX	Home & Building Products	Manufacturing (owned), Distribution (leased)	133,000	Owned /Leased	2020
Chino, CA	Home & Building Products	Distribution	202,000	Leased	2021
Pharr, TX	Home & Building Products	Distribution	100,000	Leased	2018
Belle Vernon, PA	Home & Building Products	Distribution	268,000	Leased	2022
Fairfield, IA	Home & Building Products	Manufacturing	52,000	Leased	2018

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

While it is impossible to ascertain the ultimate legal and financial liability with respect to certain contingent liabilities and claims, Griffon believes, based upon examination of currently available information, experience to date, and advice from legal counsel, that the individual and aggregate liabilities resulting from the ultimate resolution of these contingent matters, after taking into consideration existing insurance coverage and amounts already provided for, will not have a material adverse impact on consolidated results of operations, financial position or cash flows.

Item 4.    Reserved

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Griffon’s Common Stock is listed for trading on the New York Stock Exchange under the symbol “GFF”. The following table shows, for the periods indicated, the quarterly range in the high and low sales prices for Griffon’s Common Stock and the amount of dividends paid during the last two years:

	Fiscal 2018			Fiscal 2017
	Market Prices		Dividends	Market Prices		Dividends
	High	Low	Per Share	High	Low	Per Share
Quarter ended December 31,	$24.50	$19.65	$0.07	$26.95	$16.18	$0.06
Quarter ended March 31,	21.85	17.60	0.07	27.15	23.30	0.06
Quarter ended June 30,	23.55	17.00	1.07	25.15	21.15	0.06
Quarter ended September 30,	19.75	16.00	0.07	22.58	17.65	0.06
			$1.28			$0.24

Dividends

During 2018, 2017 and 2016, the Company declared and paid dividends totaling $0.28 per share, $0.24 per share and $0.20 per share, respectively. In addition, on March 7, 2018, the Board of Directors declared a special cash dividend of $1.00 per share, paid on April 16, 2018 to shareholders of record as of the close of business on March 29, 2018. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends.

On November 14, 2018, the Board of Directors declared a cash dividend of $0.0725 per share, payable on December 20, 2018 to shareholders of record as of the close of business on November 29, 2018.

Holders

As of October 31, 2018, there were approximately 8,300 holders of Griffon’s Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under Griffon’s equity compensation plans is contained in Part III, Item 12 of this Form 10-K.

Issuer Purchase of Equity Securities

The table below presents shares of Griffon Stock which were acquired by Griffon during the fourth quarter of 2018:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2018	934	(2)	$17.80	—
August 1 - 31, 2018	—		—	—
September 1 - 30, 2018	—		—	—
Total	934		$17.80	—	$58,327	(1)

1.
Shares, if any, purchased by the Company in open market purchases are pursuant to share repurchases authorized by the Company’s Board of Directors. On each of August 3, 2016 and August 1, 2018, the Company’s Board of Directors authorized the repurchase of up to $50,000 of Griffon common stock; as of September 30, 2018, $58,327 remained available for purchase under these Board authorized repurchase programs.

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

The following graph sets forth the cumulative total return to Griffon’s stockholders during the five years ended September 30, 2018, as well as an overall stock market (S&P Small Cap 600 Index) and Griffon’s peer group index (Dow Jones U.S. Diversified Industrials Index). Assumes $100 was invested on September 30, 2013, including the reinvestment of dividends, in each category.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Griffon Corporation, the S&P Smallcap 600 Index
and the Dow Jones US Diversified Industrials Index

Item 6.    Selected Financial Data

	For the Years Ended September 30,
(in thousands, except per share amounts)	2018	2017	2016	2015	2014
Revenue	$1,977,918	$1,524,997	$1,477,035	$1,483,291	$1,398,448

Income (loss) before taxes and discontinued operations	$33,810	$16,698	$32,213	$19,066	$(20,957)
Provision (benefit) for income taxes	555	(1,085)	12,432	6,772	(10,151)
Income (loss) from continuing operations	33,255	17,783	19,781	12,294	(10,806)
Income (loss) from discontinued operations	92,423	(2,871)	10,229	21,995	10,629
Net Income (loss)	$125,678	$14,912	$30,010	$34,289	$(177)

Basic earnings (loss) per share:
Continuing operations	$0.81	$0.43	$0.48	$0.28	$(0.22)
Discontinued operations	2.25	(0.07)	0.25	0.49	0.22
Net income (loss)	$3.06	$0.36	$0.73	$0.77	$—
Weighted average shares outstanding	41,005	41,005	41,074	44,608	49,367

Diluted earnings (loss) per share:
Continuing operations	$0.78	$0.41	$0.45	$0.26	$(0.22)
Discontinued operations	2.18	(0.07)	0.23	0.47	0.22
Net income (loss)	$2.96	$0.35	$0.68	$0.73	$—
Weighted average shares outstanding	42,422	43,011	44,109	46,939	49,367

Cash dividends declared per common share	$1.28	$0.24	$0.20	$0.16	$0.12

Capital expenditures	$50,138	$34,937	$59,276	$46,308	$57,392
Depreciation and amortization	$55,803	$47,878	$46,342	$45,834	$39,986
Total assets	$2,084,890	$1,873,541	$1,782,096	$1,712,813	$1,808,826

Current portion of debt	$13,011	$11,078	$13,932	$8,170	$4,580
Long term portion of debt, net	1,108,071	968,080	896,946	803,617	791,301
Total debt, net	$1,121,082	$979,158	$910,878	$811,787	$795,881

Notes:
Results of operations from acquired businesses are included from the date of acquisition.  The fair value of assets and liabilities, inclusive of changes resulting from operating the businesses, are included in the first period ended after the date of each acquisition, and all periods thereafter.

Excludes results of operations and assets and liabilities of discontinued operations for all periods presented unless otherwise noted.

2018 includes $7,597 of acquisition related costs ($5,047, net of tax, or $0.12 per share), special dividend ESOP charges of $3,220 ($2,125, net of tax, or $0.05 per share), $1,205 of secondary equity offering costs ($795, net of tax, or $0.02 per share), a cost of life insurance benefit of $2,614 ($248, net of tax, or $0.01 per share) and discrete and certain other tax benefits, net, of $9,384, or $0.22 per share.

2017 includes $9,617 of acquisition related costs ($6,145, net of tax, or $0.14 per share), $5,137 of contract settlement charges ($3,300, net of tax, or $0.08 per share) and discrete tax benefits, net, of $8,274, or $0.19 per share.

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

On June 4, 2018, Clopay Building Products Company, Inc. ("CBP") acquired CornellCookson, Inc. ("CornellCookson"), a leading US manufacturer and marketer of rolling steel door and grille products designed for commercial, industrial, institutional and retail use, for $180,000, excluding certain post-closing adjustments. After taking into account the estimated present value of tax benefits resulting from the transaction, the effective purchase price is approximately $170,000. CornellCookson is expected to generate approximately $200,000 in revenue in the first full year of operations. The accounts, affected for preliminary adjustments to reflect fair market values assigned to assets purchased and liabilities assumed, and results of operations of CornellCookson, are included in the Company’s consolidated financial statements from the date of acquisition of June 4, 2018. See Note 2, Acquisitions.

On November 16, 2017, Griffon announced it entered into a definitive agreement to sell Clopay Plastic Products Company, Inc. ("PPC") and on February 6, 2018, completed the sale to Berry Global, Inc. ("Berry") for approximately $475,000. As a result, Griffon classified the results of operations of the PPC business as discontinued operations in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operations in the consolidated balance sheets. All results and information presented exclude PPC unless otherwise noted. See Note 6, Discontinued Operations.

On October 2, 2017, Griffon acquired ClosetMaid LLC ("ClosetMaid") for approximately $185,700, inclusive of post-closing adjustments, or $165,000 net of the estimated present value of tax benefits resulting from the transaction. ClosetMaid, founded in 1965, is a leading North American manufacturer and marketer of wood and wire closet organization, general living storage and wire garage storage products and sells to some of the largest home center retail chains, mass merchandisers, and direct-to-builder professional installers in North America. The accounts, affected for preliminary adjustments to reflect fair market values assigned to assets purchased and liabilities assumed, and results of operations of ClosetMaid are included in the Company’s consolidated financial statements from the date of acquisition of October 2, 2017. See Note 2, Acquisitions.

Griffon currently conducts its continuing operations through two reportable segments:

•
Home & Building Products ("HBP") consists of two companies, The AMES Companies, Inc. (“AMES”) and CBP. HBP revenue accounted for 83%, 73% and 71% of Griffon’s consolidated revenue in 2018, 2017 and 2016, respectively:

◦
AMES, founded in 1774, is the leading U.S. manufacturer and a global provider of branded consumer and professional tools, landscaping products, and outdoor lifestyle solutions. In 2018, we acquired ClosetMaid, a leader in wood and wire closet organization, general living storage and wire garage storage products for homeowners and professionals. AMES’ revenue was 48%, 36%, and 35% of Griffon’s consolidated revenue in 2018, 2017 and 2016, respectively.

◦
CBP, since 1964, is a leading manufacturer and marketer of residential and commercial garage doors and sells to professional dealers and some of the largest home center retail chains in North America. In 2018, we acquired CornellCookson, a leading U.S. manufacturer and marketer of rolling steel door and grille products designed for commercial, industrial, institutional, and retail use. CBP’s revenue was 35%, 37% and 36% of Griffon’s consolidated revenue in 2018, 2017 and 2016, respectively.

•
Defense Electronics segment consists of Telephonics Corporation ("Telephonics"), founded in 1933, a globally recognized leading provider of highly sophisticated intelligence, surveillance and communications solutions for defense, aerospace and commercial customers. Telephonics’ revenue was 17%, 27% and 29% of Griffon’s consolidated revenue in 2018, 2017 and 2016, respectively.

CONSOLIDATED RESULTS OF OPERATIONS

2018 Compared to 2017

Revenue from continuing operations for the year ended September 30, 2018 was $1,977,918, compared to $1,524,997 in the prior year, an increase of 30%, primarily driven by increased revenue at Home & Building Products from both recent acquisitions and organic growth, partially offset by decreased revenue at Telephonics. Gross profit for 2018 was $529,560 compared to $408,116 in 2017, with gross margin as a percent of sales (“gross margin”) of 26.8%, consistent with the prior year.

Selling, general and administrative (“SG&A”) expenses from continuing operations of $433,110 increased 28% from the prior year amount of $339,089, primarily due to the inclusion of $7,597 of acquisition related expenditures as well as incremental SG&A expenses associated with these acquisitions. SG&A for 2018, as a percent of revenue, was 21.9%, compared to 22.2% in the prior year.

Interest expense from continuing operations in 2018 of $65,568 increased 27% compared to the prior year of $51,513, primarily as a result of increased debt levels related to the October 2017 add-on offering of $275,000 of 5.25% senior notes due 2022, partially offset by lower outstanding borrowings on our Revolving Credit Facility.

Other income (expense) from continuing operations of $1,231 in 2018 and $(880) in 2017 consists primarily of currency exchange transaction gains and losses from receivables and payables held in non-functional currencies, and net gains on investments.

Griffon reported pretax income from continuing operations of $33,810 for the year ended September 30, 2018 compared to $16,698 for the prior year. In 2018, the Company recognized a tax provision of 1.6% compared to 6.5% in 2017.  The 2018 tax rate included $9,384 of discrete and certain other tax benefits, net, primarily from the revaluation of deferred tax liabilities and the provisional amount recorded for the IRC section 965 transition tax on the untaxed foreign earnings net of foreign tax credits, related to the TCJA. The 2017 tax rate included $8,274 of discrete and certain other tax benefits, net, related primarily to excess tax benefits from the vesting of equity awards within income tax expense, a federal domestic production activities deduction and a federal R&D credit.

Excluding the discrete and certain other tax benefits, net, and certain other items from continuing operations, as listed below, the effective tax rates for the year ended September 30, 2018 and 2017 were 33.8% and 39.7%, respectively. These rates reflect the impact of tax reserves and changes in earnings mix between U.S. and non-U.S. operations.

Income from continuing operations was $33,255, or $0.78 per share, for 2018 compared to $17,783, or $0.41 per share in the prior year.
The current year results included the following from continuing operations:

–    Acquisition costs of $7,597 ($5,047, net of tax, or $0.12 per share);
–    Special dividend ESOP charges of $3,220 ($2,125, net tax, or $0.05);
–    Secondary equity offering costs of $1,205 ($795, net tax, or $0.02);
–    Cost of life insurance benefit of $2,614 ($248, net tax, or $0.01); and
–    Discrete and certain other tax benefits, net, of $9,384 or $0.22 per share, primarily from the revaluation of deferred tax liabilities and the provisional amount recorded for the IRC section 965 transition tax on the untaxed foreign earnings net of foreign tax credits related to the TCJA.

The prior year results included the following from continuing operations:

–	Acquisition costs of $9,617 ($6,145, net of tax, or $0.14 per share);

–     Contract settlement charges of $5,137 ($3,300, net of tax, or $0.08 per share); and
–     Discrete and certain other tax benefits, net, of $8,274, or $0.19 per share.

Excluding these items from both reporting periods, 2018 Income from continuing operations would have been $32,086, or $0.76 per share compared to $18,954, or $0.44 per share, in 2017.

2017 Compared to 2016

Revenue from continuing operations for the year ended September 30, 2017 was $1,524,997, compared to $1,477,035 in the prior year, an increase of 3%. This resulted from increased revenue at Home & Building Products, partially offset by decreased revenue at Telephonics. Gross profit for 2017 was $408,116 compared to $400,693 in 2016, with gross margin as a percent of sales (“gross margin”) of 26.8% and 27.1%, respectively.

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

Griffon reported pretax income from continuing operations of $16,698 for the year ended September 30, 2017 compared to $32,213 for the prior year. In 2017, the Company recognized a tax benefit of 6.5% compared to a tax provision of 38.6% in 2016.  The 2017 tax rate included $8,274 of discrete and certain other tax benefits, net, related primarily to excess tax benefits from the vesting of equity awards within income tax expense, a federal domestic production activities deduction and a federal R&D credit. The 2016 tax rate included an $857 of discrete and certain other tax benefits, net, related primarily to excess tax benefits from the vesting of equity awards within income tax expense and the release of unrecognized tax benefits.

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
The 2017 results included the following from continuing operations:

–	Acquisition costs of $9,617 ($6,145, net of tax, or $0.14 per share);
–     Contract settlement charges of $5,137 ($3,300, net of tax, or $0.08 per share); and
–     Discrete and certain other tax benefits, net, of $8,274, or $0.19 per share.

The 2016 results included discrete and certain other tax benefits, net, of $857 or $0.02 per share from continuing operations.
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

GRIFFON CORPORATION AND SUBSIDIARIES
RECONCILIATION OF INCOME FROM CONTINUING OPERATIONS
TO ADJUSTED INCOME FROM CONTINUING OPERATIONS
(Unaudited)

	For the Years Ended September 30,
	2018	2017	2016
Income from continuing operations	$33,255	$17,783	$19,781
Adjusting items, net of tax:
Acquisition costs	5,047	6,145	—
Contract settlement charges	—	3,300	—
Special dividend ESOP charges	2,125	—	—
Secondary equity offering costs	795	—	—
Cost of life insurance benefit	248	—	—
Discrete and other certain tax benefits	(9,384)	(8,274)	(857)
Adjusted income from continuing operations	$32,086	$18,954	$18,924

Earnings per common share from continuing operations	$0.78	$0.41	$0.45

Adjusting items, net of tax:
Acquisition costs	0.12	0.14	—
Contract settlement charges	—	0.08	—
Restructuring	—	—	—
Special dividend ESOP charges	0.05	—	—
Secondary equity offering costs	0.02	—	—
Cost of life insurance benefit	0.01	—	—
Discrete and other certain tax benefits	(0.22)	(0.19)	(0.02)
Adjusted earnings per share from continuing operations	$0.76	$0.44	$0.43
Weighted-average shares outstanding (in thousands)	42,422	43,011	44,109

REPORTABLE SEGMENTS

The following table provides a reconciliation of Segment operating profit to Income before taxes from continuing operations:

	For the Years Ended September 30,
INCOME BEFORE TAXES FROM CONTINUING OPERATIONS	2018	2017	2016
Segment operating profit:
Home & Building Products	$130,487	$89,495	$79,682
Defense Electronics	25,262	29,943	42,801
Segment operating profit from continuing operations	155,749	119,438	122,483
Net interest expense	(63,871)	(51,449)	(49,877)
Unallocated amounts	(45,812)	(42,398)	(40,393)
Acquisition costs	(5,217)	(8,893)	—
Special dividend charges	(3,220)	—	—
Cost of life insurance benefit	(2,614)	—	—
Secondary equity offering costs	(1,205)	—	—
Income before taxes from continuing operations	$33,810	$16,698	$32,213

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

The following table provides a reconciliation of Segment adjusted EBITDA to Income before taxes from continuing operations:

	For the Years Ended September 30,
	2018	2017	2016
Segment adjusted EBITDA:
Home & Building Products	$177,400	$126,766	$114,949
Defense Electronics	36,063	45,931	53,385
Total Segment adjusted EBITDA from continuing operations	213,463	172,697	168,334
Net interest expense	(63,871)	(51,449)	(49,877)
Segment depreciation and amortization	(55,334)	(47,398)	(45,851)
Unallocated amounts	(45,812)	(42,398)	(40,393)
Acquisition costs	(7,597)	(9,617)	—
Contract settlement charges	—	(5,137)	—
Special dividend charges	(3,220)	—	—
Cost of life insurance benefit	(2,614)	—	—
Secondary equity offering costs	(1,205)	—	—
Income before taxes from continuing operations	$33,810	$16,698	$32,213

Home & Building Products

	For the Years Ended September 30,
	2018		2017		2016
Revenue:
AMES	$953,612		$545,269		$513,973
CBP	697,969		568,001		527,370
Home & Building Products	$1,651,581		$1,113,270		$1,041,343
Segment operating profit	$130,487	7.9%	$89,495	8.0%	$79,682	7.7%
Depreciation and amortization	44,533		36,547		35,267
Acquisition costs	2,380		724		—
Segment adjusted EBITDA	$177,400	10.7%	$126,766	11.4%	$114,949	11.0%

2018 Compared to 2017

Segment revenue increased $538,311, or 48%, compared to the prior year period due to the AMES' acquisitions of La Hacienda, Tuscan Path, ClosetMaid ("CM"), Harper and Kelkay, and CBP's acquisition of CornellCookson ("CC"), as well as increased favorable mix and price at CBP and AMES, and volume increases at CBP and AMES' non US locations, offset by AMES US decrease due to unfavorable weather. 2018 CM and CC revenue was $311,568 and $66,654, respectively. Organic growth was 7%.

Segment operating profit in 2018 was $130,487 compared to $89,495 in 2017, an increase of $40,992, or 46%. Excluding the impact of acquisition related costs, Segment operating profit would have been $132,867 in the current year and $90,219 in the prior year, increasing 47% from the prior year, primarily driven by the increased revenue as noted above, partially offset by increased steel and resin costs, and tariffs. Segment depreciation and amortization increased $7,986 from the prior year primarily from acquisitions.

On June 4, 2018, CBP completed the acquisition of CornellCookson, a leading US manufacturer and marketer of rolling steel door and grille products designed for commercial, industrial, institutional and retail use, for $180,000, excluding certain post-closing adjustments. After taking into account the net of the estimated present value of tax benefits resulting from the transaction, the effective purchase price is approximately $170,000. The acquisition of CornellCookson substantially expanded CBP’s non-residential product offerings, and added an established professional dealer network focused on rolling steel door and grille products for commercial, industrial, institutional and retail use. CornellCookson is expected to generate approximately $200,000 in revenue in the first full year of operations.

On February 13, 2018, AMES acquired Kelkay, a leading United Kingdom manufacturer and distributor of decorative outdoor landscaping products sold to garden centers, retailers and grocers in the UK and Ireland for approximately $56,118 (GBP 40,452), subject to contingent consideration of up to GBP 7,000. This acquisition broadened AMES' product offerings in the market and increased its in-country operational footprint. Kelkay is expected to contribute approximately $40,000 in revenue in the first twelve months after the acquisition.

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

On October 2, 2017, Griffon completed the acquisition of ClosetMaid, a market leader of home storage and organization products, for approximately $185,700, inclusive of post-closing adjustments, or $165,000 net of the estimated present value of tax benefits resulting from the transaction. ClosetMaid adds to Griffon's Home and Building Products segment, complementing and diversifying Griffon's portfolio of leading consumer brands and products. ClosetMaid, as expected, generated over $300,000 in revenue in the first twelve months after the acquisition.

Prior year acquisitions

On September 29, 2017, AMES Australia completed the acquisition of Tuscan Landscape Group Pty, Ltd. ("Tuscan Path"), a leading Australian provider of pots, planters, pavers, decorative stone, and garden decor products, for approximately $18,000

(AUD 22,250). The acquisition of Tuscan Path broadens AMES' outdoor living and lawn and garden business, and will strengthen AMES' industry leading position in Australia. Tuscan Path, as expected, generated approximately AUD 25,000 of revenue in the first twelve months after the acquisition.

On July 31, 2017, The AMES Companies, Inc. acquired La Hacienda Limited, a leading United Kingdom outdoor living brand of unique heating and garden decor products, for approximately $11,400 (GBP 9,175). The acquisition of La Hacienda broadens AMES' global outdoor living and lawn and garden business and supports AMES' UK expansion strategy. La Hacienda, as expected, generated approximately GBP 14,000 of revenue in the first twelve months after the acquisition.
On December 30, 2016, AMES Australia acquired Home Living ("Hills") for approximately $6,051 (AUD 8,400). Hills, founded in 1946, is a market leader in the supply of clothesline, laundry and garden products. The Hills acquisition adds to AMES' existing broad category of products and enhances its lawn and garden product offerings in Australia. Hills, as expected, generated approximately AUD 10,000 of revenue in the first twelve months after acquisition.

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

Segment operating profit in 2017 was $89,495 compared to $79,682 in 2016, an increase of $9,813, or 12%, driven by the increased revenue noted above and favorable product mix, partially offset by increased steel and resin costs. Segment depreciation and amortization increased $1,280 from the prior year period.

Defense Electronics

	For the Years Ended September 30,
	2018		2017		2016
Revenue	$326,337		$411,727		$435,692
Segment operating profit	$25,262	7.7%	$29,943	7.3%	$42,801	9.8%
Depreciation and amortization	10,801		10,851		10,584
Contract settlement charges	—		5,137		—
Segment adjusted EBITDA	$36,063	11.1%	$45,931	11.2%	$53,385	12.3%

2018 Compared to 2017

Revenue in 2018 decreased $85,390, or 21%, compared to the prior year, primarily due to decreased maritime surveillance radar and electronic countermeasure systems revenue.
Segment operating profit decreased $4,681 from the prior year primarily due to the decreased revenue noted above and the impact of revised estimates to complete remaining performance obligations on certain airborne intercommunications systems. The prior year included a $5,137 contract settlement charge.

During 2018, Telephonics was awarded new contracts and incremental funding on existing contracts approximating $320,300. Contract backlog was $344,900 at September 30, 2018 with 69% expected to be fulfilled in the next 12 months; backlog was $350,900 at September 30, 2017. Backlog is defined as unfilled firm orders for products and services for which funding has been both authorized and appropriated by the customer or Congress, in the case of the U.S. government agencies. The decrease in backlog was primarily due to the timing of various U.S. and international contract awards associated with radar and surveillance opportunities.

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

Unallocated Amounts

For 2018, unallocated amounts, consisting primarily of corporate overhead costs, totaled $45,812 compared to $42,398 in 2017, with the increase primarily due to compensation, incentive and relocation costs.

For 2017, unallocated amounts, which consist primarily of corporate overhead costs, totaled $42,398 compared to $40,393 in 2016, with the increase primarily due to compensation and incentive costs.

Segment Depreciation and Amortization

Segment depreciation and amortization of $55,334 in 2018 compared to the prior year of $47,398, increased $7,936 primarily due to depreciation and amortization on assets acquired in acquisitions.

Segment depreciation and amortization of $47,398 in 2017 compared to the prior year of $45,851, increased $1,547 primarily due to depreciation for new assets placed in service.

Comprehensive Income (Loss)

During 2018, total other comprehensive income, net of taxes, of $26,369 included a gain of $14,866 related to the removal of PPC's foreign currency translation loss, which is considered in the gain on the disposal of discontinued operations; a loss of $5,463 from foreign currency translation adjustments primarily due to the weakening of the Euro, Canadian, British and Australian currencies, all in comparison to the U.S. Dollar; a $16,381 gain from Pension and other post-retirement benefits, primarily associated with a $10,053 SERP benefit related to the passing of our Chairman of the Board and higher assumed discount rates compared to the prior year; and a $585 gain on cash flow hedges.
During 2017, total other comprehensive income, net of taxes, of $20,760 consisted of a $10,667 income on Foreign currency translation adjustments primarily due to the strengthening of the Euro, Canadian, British, Brazilian and Australian currencies, all in comparison to the U.S. Dollar; a $9,203 gain from Pension and other post-retirement benefits, primarily due to higher assumed discount rates compared to the prior year and a $890 gain on cash flow hedges.

DISCONTINUED OPERATIONS

Clopay Plastics Products

On November 16, 2017, Griffon announced it entered into a definitive agreement to sell PPC and on February 6, 2018, completed the sale to Berry for approximately $475,000. As a result, Griffon classified the results of operations of the PPC business as discontinued operations in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operations in the consolidated balance sheets. All results and information presented exclude PPC unless otherwise noted. PPC is a global leader in the development and production of embossed, laminated and printed specialty plastic films for hygienic, health-care and industrial products and sells to some of the world's largest consumer products companies.

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

Griffon substantially concluded remaining disposal activities in 2009. There was no reported revenue in 2018, 2017 and 2016. During the year ended September 30, 2017, Griffon recorded $5,700 of reserves in discontinued operations related to historical environmental remediation efforts and to increase the reserve for homeowner association claims (HOA) related to installation services.

At September 30, 2018, Griffon’s liabilities for PPC and Installations Services and other discontinued operations primarily related to insurance claims, income taxes and product liability, warranty and environmental reserves and stay and transaction bonuses totaling liabilities of approximately $9,858. See Note 6, Discontinued Operations.

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

The following table is derived from the Consolidated Statements of Cash Flows:

Cash Flows from Continuing Operations	Years Ended September 30,
(in thousands)	2018	2017
Net Cash Flows Provided By (Used In):
Operating activities	$66,446	$49,151
Investing activities	(5,680)	(71,337)
Financing activities	39,065	(700)

Cash flows provided by operating activities from continuing operations for 2018 was $66,446 compared to $49,151 in 2017. Cash provided by income from continuing operations, adjusted for non-cash expenditures, was offset by a net increase in working capital, primarily from increased inventory. 2018 included $14,821 of cash expenditures related to items that affect comparability, primarily related to acquisition diligence compared to $1,318 in 2017.

During 2018, Griffon used $5,680 in investing activities from continuing operations compared to $71,337 used in 2017. Acquired businesses totaled $430,932 in 2018 compared to $34,719 in 2017. During 2018, Griffon completed the acquisitions of ClosetMaid for approximately $185,700, inclusive of post-closing adjustments, or $165,000 net of the estimated present value of tax benefits; Harper for approximately $5,000; Kelkay for approximately $56,118 (GBP 40,452), subject to contingent consideration of GBP 7,000; and CornellCookson for approximately $180,000, excluding the estimated present value of tax benefits and $12,426 of post-closing adjustments, primarily consisting of a working capital adjustment, of which $9,219 was paid in October 2018. On February 6, 2018, the Company completed the sale of PPC to Berry for approximately $475,000.

During 2017, cash used in investing activities from continuing operations were primarily driven by acquisitions and capital expenditures. During 2017 Griffon completed the acquisitions of Tuscan Landscape Group Pty, Ltd. for approximately $18,000 (AUD 22,250); La Hacienda for approximately $11,400 (GBP 9,175); and Hills Home Living for approximately $6,051 (AUD 8,400).

In 2018, capital expenditures, net, totaled $49,475 compared to $34,794 in 2017.

Cash provided by financing activities from continuing operations in 2018 totaled $39,065 compared to a use of cash of $700 in the prior year. On October 2, 2017, Griffon completed an add-on offering of $275,000 aggregate principal amount of 5.25% senior notes due 2022 in an unregistered offering through a private placement. The $275,000 senior notes were issued under the same indenture pursuant to which Griffon previously issued $725,000 in aggregate principal amount of its 5.25% Senior Notes due 2022. The proceeds were used to purchase ClosetMaid and reduce the outstanding balance of Griffon's revolving credit facility (the "Credit Agreement")). At September 30, 2018, there were $25,000 in outstanding borrowings under the Credit Agreement, compared to $144,216 in outstanding borrowings at the same date in the prior year.

On each of August 3, 2016 and August 1, 2018, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under these share repurchase programs, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During 2018, Griffon purchased 2,088,739 shares of common stock under these repurchase programs, for a total of $41,110 or $19.68 per share. At September 30, 2018, $58,327 remains under the August 2016 and 2018 Board authorized repurchase programs. In addition to the repurchases under Board authorized programs, during 2018, 199,978 shares, with a market value of $4,495, or $22.48 per share, were withheld to settle employee taxes due upon the vesting of restricted stock.

Cash used in financing activities from continuing operations in 2017 included net proceeds from debt of $62,989, a share premium payment of $24,997 related to the settlement of Griffon's 4% convertible subordinated notes, $15,841 for the repurchase of common stock, $10,908 for the purchase of common stock for Griffon's ESOP plan and $10,325 for the payment of dividends. On January 17, 2017, Griffon settled the convertible debt for $173,855 with $125,000 in cash, utilizing borrowings under the Credit Agreement, and $48,858, or 1,954,993 shares of common stock issued from treasury.

During 2018, the Board of Directors approved four quarterly cash dividends each for $0.07 per share. In addition, on March 7, 2018, the Board of Directors declared a special cash dividend of $1.00 per share paid on April 16, 2018 to shareholders of record as of the close of business on March 29, 2018. On November 14, 2018, the Board of Directors declared a cash dividend of $0.0725 per share, payable on December 20, 2018 to shareholders of record as of the close of business on November 29, 2018.

As of September 30, 2018, the amount of cash, cash equivalents and marketable securities held by foreign subsidiaries was $24,900. Our intent is to permanently reinvest these funds outside the U.S., and we do not currently anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event we determine that funds from foreign operations are needed to fund operations in the U.S., we will be required to accrue and pay U.S taxes to repatriate these funds (unless U.S. taxes have already been paid).

Payments related to Telephonics revenue are received in accordance with the terms of development and production subcontracts; certain of such receipts are progress or performance based payments. With respect to HBP, uncollected receivables have been immaterial in amount.

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. In 2018:

a.	The U.S. Government and its agencies, through prime and subcontractor relationships, represented 10% of Griffon’s consolidated revenue and 62% of Telephonics' revenue.

b.	Home Depot represented 19% of Griffon’s consolidated revenue and 23% of HBP's revenue.

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

At September 30, 2018, Griffon had debt, net of cash and equivalents, as follows:

Cash and Equivalents and Debt	At September 30,	At September 30,
(in thousands)	2018	2017
Cash and equivalents	$69,758	$47,681
Notes payables and current portion of long-term debt	13,011	11,078
Long-term debt, net of current maturities	1,108,071	968,080
Debt discount and issuance costs	13,610	13,243
Total debt	1,134,692	992,401
Debt, net of cash and equivalents	$1,064,934	$944,720

On October 2, 2017, in an unregistered offering through a private placement under Rule 144A, Griffon completed the add-on offering of $275,000 principal amount of its 5.25% senior notes due 2022, at 101.0% of par, to Griffon's previously issued $125,000 principal amount of its 5.25% senior notes due 2022, at 98.76% of par, completed on May 18, 2016 and $600,000 5.25% senior notes due in 2022, at par, which was completed on February 27, 2014 (collectively the “Senior Notes”). As of September 30, 2018, outstanding Senior Notes due totaled $1,000,000; interest is payable semi-annually on March 1 and September 1. The net proceeds of the $275,000 add-on offering were used to acquire ClosetMaid, with the remaining proceeds used to pay down outstanding loan borrowings under Griffon's Revolving Credit Facility (the "Credit Agreement"). The net proceeds of the previously issued $125,000 add-on offering were used to pay down outstanding revolving loan borrowings under the Credit Agreement.

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

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On February 5, 2018, July 20, 2016 and June 18, 2014, Griffon exchanged all of the $275,000, $125,000 and $600,000 Senior Notes, respectively, for substantially identical Senior Notes registered under the Securities Act of 1933 via an exchange offer. The fair value of the Senior Notes approximated $990,000 on September 30, 2018 based upon quoted market prices (level 1 inputs). In connection with the issuance and exchange of the $275,000 senior notes, Griffon capitalized $8,472 of underwriting fees and other expenses; in addition to $13,329 capitalized under the previously issued $725,000 Senior Notes. All capitalized fees for the Senior Notes will amortize over the term of the notes and, at September 30, 2018, $14,830 remained to be amortized.

On March 22, 2016, Griffon amended its Credit Agreement to increase the credit facility from $250,000 to $350,000, extend its maturity from March 13, 2020 to March 22, 2021, and modify certain other provisions of the facility. On October 2, 2017 and on May 31, 2018, Griffon amended the Credit Agreement in connection with the ClosetMaid and the CornellCookson acquisitions, respectively, to modify the net leverage covenant. The facility includes a letter of credit sub-facility with a limit of $50,000 and a multi-currency sub-facility of $100,000. The Credit Agreement provides for same day borrowings of base rate loans. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility or the occurrence of an event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, in each case without a floor, plus an applicable margin, which adjusts based on financial performance. Current margins are 1.75% for base rate loans and 2.75% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries (except that a lien on the assets of Griffon’s material domestic subsidiaries securing a limited amount of the debt under the credit agreement relating to Griffon's Employee Stock Ownership Plan ("ESOP") ranks pari passu with the lien granted on such assets under the Credit Agreement). At September 30, 2018, under the Credit Agreement, there were $25,000 outstanding borrowings; outstanding standby letters of credit were $14,623; and $310,377 was available, subject to certain loan covenants, for borrowing at that date.

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

In September 2015 and March 2016, Griffon entered into mortgage loans in the amount of $32,280 and $8,000, respectively, and were due to mature in September 2025 and April 2018, respectively. The mortgage loans were secured and collateralized by four properties occupied by Griffon's subsidiaries and were guaranteed by Griffon. The loans had an interest at a rate of LIBOR plus 1.50%. The loans were paid off during the year ended September 30, 2018.

In August 2016, Griffon’s ESOP entered into an agreement that refinanced the existing ESOP loan into a new Term Loan in the amount of $35,092 (the "Agreement"). The Agreement also provided for a Line Note with $10,908 available to purchase shares of Griffon common stock in the open market. During 2017, Griffon's ESOP purchased 621,875 shares of common stock for a total of $10,908 or $17.54 per share, under a borrowing line that has now been fully utilized. On June 30, 2017, the Term Loan and Line Note were combined into a single Term Loan. The Term Loan bears interest at LIBOR plus 3.0%. The Term Loan requires quarterly principal payments of $569 with a balloon payment due at maturity on March 22, 2020. As a result of the special cash dividend of $1.00 per share, paid on April 16, 2018, the outstanding balance of the Term Loan was reduced by $5,705. As of September 30, 2018, $34,508, net of issuance costs, was outstanding under the Term Loan. The Term Loan is secured by shares purchased with the proceeds of the loan and with a lien on a specific amount of Griffon assets (which lien ranks pari passu with the lien granted on such assets under the Credit Agreement) and is guaranteed by Griffon.

Two Griffon subsidiaries have capital leases outstanding for real estate located in Troy, Ohio and Ocala, Florida. The leases mature in 2021 and 2022, respectively, and bear interest at fixed rates of approximately 5.0% and 8.0%, respectively. The Troy, Ohio lease is secured by a mortgage on the real estate and is guaranteed by Griffon. The Ocala, Florida lease contains two five-year renewal options. As of September 30, 2018, $7,423 was outstanding, net of issuance costs.

In November 2012, Garant G.P. (“Garant”) entered into a CAD 15,000 ($11,498 as of September 30, 2018) revolving credit facility. The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (3.70% LIBOR USD and 3.24% Bankers Acceptance Rate (CDN) as of September 30, 2018). The revolving facility matures in October 2019. Garant is required to maintain a certain minimum equity. As of September 30, 2018, there were no borrowings under the revolving credit facility with CAD 15,000 ($11,498 as of September 30, 2018) available for borrowing.

In July 2016, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries ("Griffon Australia") entered into an AUD 30,000 term loan and an AUD 10,000 revolver. The term loan refinanced two existing term loans and the revolver replaced two existing lines. In December 2016, the amount available under the revolver was increased from AUD 10,000 to AUD 20,000 and, in March 2017 the term loan commitment was increased by AUD 5,000. In September 2017, the term commitment was increased by AUD 15,000. The term loan requires quarterly principal payments of AUD 1,250 plus interest with a balloon payment of AUD 37,125 due upon maturity in October 2019, and accrues interest at Bank Bill Swap Bid Rate “BBSY” plus 2.00% per annum (3.99% at September 30, 2018). As of September 30, 2018, the term had an outstanding balance of AUD 40,875 ($29,546 as of September 30, 2018). The revolving facility matures in March 2019, but is renewable upon mutual agreement with the lender, and accrues interest at BBSY plus 2.0% per annum (3.90% at September 30, 2018). At September 30, 2018, the revolver had an outstanding balance of AUD 11,000 ($7,951 at September 30, 2018). The revolver and the term loan are both secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon guarantees the term loan. Griffon Australia is required to maintain a certain minimum equity level and is subject to a maximum leverage ratio and a minimum fixed charges cover ratio.
A UK subsidiary of Griffon maintained an invoice discounting arrangement secured by trade receivables. Interest was variable at 2.0% over the Sterling base rate. This facility was canceled in July 2018.

In July 2018, the AMES Companies UK Ltd and its subsidiaries ("Ames UK") entered into a GBP 14,000 term loan, GBP 4,000 mortgage loan and GBP 5,000 revolver. The term loan and mortgage loan require quarterly principal payments of GBP 350 and GBP 83 plus interest, respectively, and have balloon payments due upon maturity, in July 2023, of GBP 7,000 and GBP 2,333, respectively. The Term Loan and Mortgage Loans accrue interest at the GBP LIBOR Rate plus 2.25% and 1.8%, respectively (3.05% and 2.60% at September 30, 2018, respectively). The revolving facility matures in July 2019, but is renewable upon mutual agreement with the lender, and accrues interest at the Bank of England Base Rate plus 1.5% (2.25% as of September 30, 2018). The revolver and the term loan are both secured by substantially all of the assets of Ames UK and its subsidiaries. Ames UK is subject to a maximum leverage ratio and a minimum fixed charges cover ratio. The invoice discounting arrangement was canceled and replaced by the above loan facilities. As of September 30, 2018, outstanding borrowings on these facilities totaled $23,987.

Other long-term debt primarily consists of a loan with the Pennsylvania Industrial Development Authority, with the balance consisting of capital leases.
At September 30, 2018, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements. Net Debt to EBITDA (Leverage), as calculated in accordance with the definition in the Credit Agreement, was 5.5x at September 30, 2018.

On each of August 3, 2016 and August 1, 2018, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under these share repurchase programs, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During 2018, Griffon purchased 2,088,739 shares of common stock under these repurchase programs, for a total of $41,110 or $19.68 per share. At September 30, 2018, $58,327 remains under Board repurchase authorizations.

On December 10, 2013 Griffon repurchased 4,444,444 shares of common stock from GS Direct in a private transaction at a per share price of $11.25, an approximate 9.2% discount to the stock’s closing price on November 12, 2013, the day before announcement of the transaction. On June 19, 2018, GS Direct completed an underwritten secondary offering to sell 5,583,375 shares of Griffon's common stock, inclusive of the underwriters’ 30-day option to purchase additional shares. Following the closing of the offering, GS Direct no longer owns any shares of Griffon. GS Direct's initial 10,000,000 share investment was in 2008.

In addition to the repurchases under Board authorized programs, during 2018, 199,978 shares, with a market value of $4,495, or $22.48 per share, were withheld to settle employee taxes due upon the vesting of restricted stock.

During 2018, 2017 and 2016, the Company declared and paid dividends totaling $0.28 per share, $0.24 per share and $0.20 per share, respectively. In addition, on March 7, 2018, the Board of Directors declared a special cash dividend of $1.00 per share paid on April 16, 2018 to shareholders of record as of the close of business on March 29, 2018. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends.

On November 14, 2018, the Board of Directors declared a cash dividend of $0.0725 per share, payable on December 20, 2018 to shareholders of record as of the close of business on November 29, 2018.

During the year ended September 30, 2018, Griffon used cash for discontinued operations from operating, investing and financing activities of $78,927, primarily related to PPC operations and the settling of certain Installation Services and environmental liabilities. Cash flows from investing activities of discontinued operations of $10,762 related primarily to capital expenditures.

Contractual Obligations

At September 30, 2018, payments to be made pursuant to significant contractual obligations are as follows:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Other
Long-term debt (a)	$1,134,693	$13,011	$102,998	$1,017,743	$941	$—
Interest expense	291,564	59,457	116,815	115,292	—	—
Rental commitments	104,182	32,189	42,965	16,893	12,135	—
Purchase obligations (b)	233,068	226,026	5,571	1,471	—	—
Capital expenditures	2,114	2,114	—	—	—	—
Supplemental & post-retirement benefits (c)	14,717	1,906	3,556	3,187	6,068	—
Uncertain tax positions (d)	1,258	—	—	—	—	1,258
Total obligations	$1,781,596	$334,703	$271,905	$1,154,586	$19,144	$1,258
______________

(a)	Included in long-term debt are capital leases of: $3,759 (less than 1 year), $5,547 (1-3 years), $468 (3-5 years) and $0 (more than 5 years).

(b)
Purchase obligations are generally for the purchase of goods and services in the ordinary course of business. Griffon uses blanket purchase orders to communicate expected requirements to certain vendors. Purchase obligations reflect those purchase orders in which the commitment is considered to be firm. Purchase obligations that extend beyond 2018 are principally related to long-term contracts received from customers of Telephonics.

(c)	Griffon funds required payouts under its non-qualified supplemental defined benefit plan from its general assets and the expected payments are included in each period, as applicable.

(d)
Due to the uncertainty of the potential settlement of future uncertain tax positions, management is unable to estimate the timing of related payments, if any, that will be made subsequent to 2018. These amounts do not include any potential indirect benefits resulting from deductions or credits for payments made to other jurisdictions.

Off-Balance Sheet Arrangements

Except for operating leases and purchase obligations as disclosed herein, Griffon is not a party to any off-balance sheet arrangements.

Off-Set Agreements

Telephonics may enter into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for its products and services from customers in foreign countries. These agreements promote investment in the country, and may be satisfied through activities that do not require Griffon to use its cash, including transferring technology, providing manufacturing and other consulting support. These agreements may also be satisfied through the use of cash for such activities as purchasing supplies from in-country vendors, setting up support centers, research and development investments, acquisitions, and building or leasing facilities for in-country operations, if applicable. The amount of the offset requirement is determined by contract value awarded and negotiated percentages with customers. At September 30, 2018, Telephonics had outstanding offset agreements approximating $40,000, primarily related to its Radar Systems division, some of which extend through 2029. Offset programs usually extend over several years and in some cases provide for penalties in the event Telephonics fails to perform in accordance with contract requirements. Historically, Telephonics has not been required to pay any such penalties and as of September 30, 2018, no such penalties are estimable or probable.

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

Telephonics earns a substantial portion of its revenue as either a prime or subcontractor from contract awards with the U.S. Government, as well as non-U.S. governments and other commercial customers. These formal contracts are typically long-term in nature, usually greater than one year. Revenue and profits from these long-term fixed price contracts are recognized under the percentage-of-completion method of accounting. Revenue and profits on fixed-price contracts that contain engineering as well as production requirements are recorded based on the ratio of total actual incurred costs to date to the total estimated costs for each contract (cost-to-cost method). Using the cost-to-cost method, revenue is recorded at amounts equal to the ratio of actual cumulative costs incurred divided by total estimated costs at completion, multiplied by the total estimated contract revenue, less the cumulative revenue recognized in prior periods. The profit recorded on a contract using this method is equal to the current estimated total profit margin multiplied by the cumulative revenue recognized, less the amount of cumulative profit previously recorded for the contract in prior periods. As this method relies on the substantial use of estimates, these projections may be revised throughout the life of a contract. Components of this formula and ratio that may be estimated include gross profit margin and total costs at completion. The cost performance and estimates to complete on long-term contracts are reviewed, at a minimum, on a quarterly basis, as well as when information becomes available that would necessitate a review of the current estimate. Adjustments to estimates for a contract's estimated costs at completion and estimated profit or loss often are required as experience is gained, and as more information is obtained, even though the scope of work required under the contract may or may not change, or if contract modifications occur. The impact of such adjustments or changes to estimates is made on a cumulative basis in the period when such information has become known. In 2018, 2017 and 2016, income from operations included net favorable/(unfavorable) catch-up adjustments approximating $1,400, $600 and $(700), respectively. Gross profit is affected by a variety of factors, including the mix of products, systems and services, production efficiencies, price competition and general economic conditions.

Revenue and profits on cost-reimbursable type contracts recognized as allowable costs are incurred on the contract at an amount equal to the allowable costs plus the estimated profit on those costs. The estimated profit on a cost-reimbursable contract may be fixed or variable based on the contractual fee arrangement. Incentive and award fees on these contracts are recorded as revenue when the criteria under which they are earned are reasonably assured of being met and can be estimated.

For contracts whose anticipated total costs exceed total expected revenue, an estimated loss is recognized in the period when identifiable. A provision for the entire amount of the estimated loss is recorded on a cumulative basis. The estimated remaining costs to complete loss contracts, as of September 30, 2018 was $12,200 and is recorded as a reduction to gross margin on the Consolidated Statements of Operations and Comprehensive Income (Loss). This loss had an immaterial impact to Griffon's Consolidated Financial Statements.

Amounts representing contract change orders or claims are included in revenue only when the amount can be reliably estimated and realization of the amount is probable, and are determined on a percentage-of-completion basis measured by the cost-to-cost method.

From time to time, Telephonics may combine contracts if they are negotiated together, have specific requirements to combine, or are otherwise closely related. Contracts are segmented based on customer requirements.

Inventories

Inventories, stated at the lower of cost (first-in, first-out or average) or market, include material, labor and manufacturing overhead costs.

Griffon’s businesses typically do not require inventory that is susceptible to becoming obsolete or dated. In general, Telephonics sells products in connection with programs authorized and approved under contracts awarded by the U.S. Government or agencies thereof, and in accordance with customer specifications. HBP produces doors, long-handled tools and landscaping products, and storage and organizational products in response to orders from customers of retailers and dealers or based on expected orders, as applicable.

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

Goodwill, Long-Lived Intangible and Tangible Assets, and Impairment

Griffon has significant intangible and tangible long-lived assets on its balance sheet that includes goodwill and other intangible assets related to acquisitions. Goodwill represents the excess of the cost of net assets acquired in business combinations over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. As required under GAAP, goodwill and indefinite-lived intangibles are reviewed for impairment annually, for Griffon as of September 30, or more frequently whenever events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, using discounted future cash flows for each reporting unit. The testing of goodwill and indefinite-lived intangibles for impairment involves significant use of judgment and assumptions in the determination of a reporting unit’s fair market value. Based upon the results of the annual impairment review, it was determined that the fair value of each reporting unit substantially exceeded the carrying value of the assets, and no impairment existed as of September 30, 2018.

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

Newly issued but not yet effective accounting pronouncements

In August 2018, the FASB issued guidance on changes to the disclosure requirements for Fair Value Measurement, which eliminates, amends, and adds disclosure requirements for fair value measurements. The amended and new disclosure requirements primarily relate to Level 3 fair value measurements. The removal and amendment of certain disclosures may be early adopted with retrospective application while the new disclosure requirements are to be applied prospectively. The guidance is effective for the Company in fiscal 2021.We are currently evaluating the impact of the guidance and do not expect this guidance to have a material impact on the Company's financial condition, results of operations and related disclosures.

In August 2018, the FASB issued guidance on changes to the disclosure requirements for defined benefit plans, which makes minor changes to the disclosure requirements related to defined benefit pension and other post-retirement plans. The guidance requires a retrospective transition approach and is effective for the Company in fiscal 2022. We are currently evaluating the impact of the guidance and do not expect this guidance to have a material impact on the Company's financial condition, results of operations and related disclosures.

In August 2018, the FASB issued guidance related to customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The guidance permits either a prospective or retrospective transition approach and is effective for the Company in fiscal 2021. We are currently evaluating the impact of the guidance and do not expect this guidance to have a material impact on the Company's financial condition, results of operations and related disclosures.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits entities to reclassify, to retained earnings, the one-time income tax effects stranded in accumulated other comprehensive income (AOCI) arising from the change in the U.S. federal corporate tax rate as a result of the Tax Cuts and Jobs Act of 2017. An entity that elects to make this reclassification must consider all items in AOCI that have tax effects stranded as a result of the tax rate change, and must disclose the reclassification of these tax effects as well as the entity’s policy for releasing income tax effects from AOCI. This guidance may be applied either retrospectively or as of the beginning of the period of adoption. The new guidance is effective for the Company beginning in fiscal 2020. We are currently evaluating the impact of the guidance and do not expect this guidance to have a material impact on the Company's financial condition, results of operations and related disclosures.

In May 2017, the FASB issued guidance to address the situation when a company modifies the terms of a stock compensation award previously granted to an employee. This guidance is effective, and should be applied prospectively, for fiscal years beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period. The new guidance is effective for the Company beginning in fiscal 2019. We are currently evaluating the impact of the guidance and do not expect this guidance to have a material impact on the Company's financial condition, results of operations and related disclosures.

In March 2017, the FASB issued amendments to the Compensation - Retirement Benefits guidance which requires companies to retrospectively present the service cost component of net periodic benefit cost for pension and retiree medical plans along with other compensation costs in operating income and present the other components of net periodic benefit cost below operating income in the income statement. The guidance also allows only the service cost component of net periodic benefit cost to be eligible for capitalization within inventory or fixed assets on a prospective basis. This guidance is effective, and should be applied retroactively, for fiscal years beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period. The new guidance is effective for the Company beginning in fiscal 2019. We are currently evaluating the impact of the guidance and do not expect this guidance to have a material impact on the Company's financial condition, results of operations and related disclosures.

In January 2017, the FASB issued guidance that simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. This guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those periods and will be effective for the Company beginning in 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact of the guidance and do not expect this guidance to have a material impact on the Company's financial condition, results of operations and related disclosures.

In January 2017, the FASB issued guidance that clarifies the definition of a business, which will impact many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The new standard is intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods and will be effective for the Company beginning in fiscal 2019. We are currently evaluating the impact of the guidance and do not expect this guidance to have a material impact on the Company's financial condition, results of operations and related disclosures.

In August 2016, the Financial Accounting Standards Board ("FASB") issued guidance on the Statement of Cash Flows Classification of certain cash receipts and cash payments (a consensus of the FASB Emerging Issues Task Force). This guidance addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This guidance will be effective for the Company beginning in fiscal 2019. We are currently evaluating the impact of the guidance and do not believe this will have a material impact on the Company's financial condition, results of operations and related disclosures.

In February 2016, the FASB issued guidance on lease accounting requiring lessees to recognize a right-of-use asset and a lease liability for long-term leases. The liability will be equal to the present value of lease payments. This guidance must be applied using a modified retrospective transition approach to all annual and interim periods presented and is effective for the company beginning in fiscal 2020. We are currently evaluating the impact of the guidance on the Company's financial condition, results of operations and related disclosures.

In May 2014, the FASB issued an Accounting Standards Update related to new revenue recognition guidance that supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. According to the new guidance, an entity will apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The core principle of the guidance is that the recognition of revenue should depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods and services. The converged standard also includes more robust disclosure requirements which will require entities to provide sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Subsequently, the FASB has issued amendments to certain aspects of the guidance including the effective date. The effective date of this revised standard is for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The converged standard can be adopted using a full retrospective method or a modified retrospective method, which applies the new guidance to contracts that are not completed at the adoption date without adjusting prior reporting periods. The Company has completed its assessment of the impact of this standard which will become effective for the Company in the first quarter of its 2019 fiscal year and will adopt this guidance using the modified retrospective method.

Beginning in the second half of fiscal 2016, the Company assembled a team to analyze the impact of the standard, and the related guidance issued, across all revenue streams and to evaluate the impact of the new standard on revenue contracts. This team reviewed current accounting policies and practices, identifying potential differences that would result from applying the requirements under the new standard. As noted above, the Company will adopt this new standard in the first quarter of 2019 using the modified retrospective method of adoption. The standard will not impact revenue recognition practices at the Company’s Home and Building Products Segment, but will have an impact at its Defense Electronics Segment. The Company will adopt the new standard by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings. We expect this adjustment to opening retained earnings to be approximately $5,000 with an immaterial impact to our net income on an ongoing basis.

Recently adopted accounting pronouncements

In March 2018, the FASB issued ASU 2018-05, Income Taxes Amendments to SEC Paragraphs Pursuant to the SEC SAB 118. This ASU provides guidance on income tax accounting implications under the "Tax Cuts and Jobs Act" ("TCJA"). SAB 118 addressed the application of GAAP to situations when a registrant does not have the necessary information available, prepared and analyzed in reasonable detail to complete the accounting for certain income tax effects of the TCJA and allows companies to record provisional amounts during the re-measurement period not to exceed one year after the enactment date while the accounting impact remains under analysis. This guidance was effective immediately upon issuance. See Note 11 Income Taxes for further details.
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

Item 8.    Financial Statements and Supplementary Data

The financial statements of Griffon and its subsidiaries and the report thereon of Grant Thornton LLP are included herein:

▪	Report of Independent Registered Public Accounting Firm.

▪	Consolidated Balance Sheets at September 30, 2018 and 2017.

▪	Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended September 30, 2018, 2017 and 2016.

▪	Consolidated Statements of Cash Flows for the years ended September 30, 2018, 2017 and 2016.

▪	Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2018, 2017 and 2016.

▪	Notes to Consolidated Financial Statements.

▪	Schedule II – Valuation and Qualifying Account.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Griffon Corporation

Opinions on the financial statements and internal control over financial reporting
We have audited the accompanying consolidated balance sheets of Griffon Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of September 30, 2018 and 2017, and the related consolidated statements of operations and comprehensive income(loss), shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2018, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of September 30, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

Basis for opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of CornellCookson, Inc., a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 10 percent and 3 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2018. As indicated in Management’s Report, CornellCookson, Inc. was acquired during 2018. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of CornellCookson, Inc.

Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2006.

New York, New York

November 16, 2018

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	At September 30, 2018	At September 30, 2017
CURRENT ASSETS
Cash and equivalents	$69,758	$47,681
Accounts receivable, net of allowances of $6,408 and $5,966	280,509	208,229
Contract costs and recognized income not yet billed, net of progress payments of $3,172 and $4,407	121,803	131,662
Inventories	398,359	299,437
Prepaid and other current assets	42,121	40,067
Assets of discontinued operations held for sale	—	370,724
Assets of discontinued operations not held for sale	324	329
Total Current Assets	912,874	1,098,129
PROPERTY, PLANT AND EQUIPMENT, net	342,492	232,135
GOODWILL	439,395	319,139
INTANGIBLE ASSETS, net	370,858	205,127
OTHER ASSETS	16,355	16,051
ASSETS OF DISCONTINUED OPERATIONS	2,916	2,960
Total Assets	$2,084,890	$1,873,541
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$13,011	$11,078
Accounts payable	233,658	183,951
Accrued liabilities	139,192	83,258
Liabilities of discontinued operations held for sale	—	84,450
Liabilities of discontinued operations	7,210	8,342
Total Current Liabilities	393,071	371,079
LONG-TERM DEBT, net	1,108,071	968,080
OTHER LIABILITIES	106,710	132,537
LIABILITIES OF DISCONTINUED OPERATIONS	2,647	3,037
Total Liabilities	1,610,499	1,474,733
COMMITMENTS AND CONTINGENCIES - See Note 13
SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.25 per share, authorized 3,000 shares, no shares issued	—	—
Common stock, par value $0.25 per share, authorized 85,000 shares, issued shares of 81,520 and 80,663, respectively.	20,380	20,166
Capital in excess of par value	503,396	487,077
Retained earnings	550,523	480,347
Treasury shares, at cost, 35,846 common shares and 33,557 common shares	(534,830)	(489,225)
Accumulated other comprehensive loss	(34,112)	(60,481)
Deferred compensation	(30,966)	(39,076)
Total Shareholders’ Equity	474,391	398,808
Total Liabilities and Shareholders’ Equity	$2,084,890	$1,873,541

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(in thousands, except per share data)

	Years Ended September 30,
	2018	2017	2016
Revenue	$1,977,918	$1,524,997	$1,477,035
Cost of goods and services	1,448,358	1,116,881	1,076,342
Gross profit	529,560	408,116	400,693
Selling, general and administrative expenses	433,110	339,089	318,353
Income from continuing operations	96,450	69,027	82,340
Other income (expense)
Interest expense	(65,568)	(51,513)	(49,943)
Interest income	1,697	64	66
Other, net	1,231	(880)	(250)
Total other income (expense)	(62,640)	(52,329)	(50,127)
Income before taxes from continuing operations	33,810	16,698	32,213
Provision (benefit) for income taxes	555	(1,085)	12,432
Income from continuing operations	$33,255	$17,783	$19,781
Discontinued operations:
Income from operations of discontinued businesses	119,981	22,276	20,952
Provision for income taxes	27,558	25,147	10,723
Income (loss) from discontinued operations	92,423	(2,871)	10,229
Net income	$125,678	$14,912	$30,010
Income from continuing operations	$0.81	$0.43	$0.48
Income (loss) from discontinued operations	2.25	(0.07)	0.25
Basic earnings per common share	$3.06	$0.36	$0.73
Weighted-average shares outstanding	41,005	41,005	41,074
Income from continuing operations	$0.78	$0.41	$0.45
Income (loss) from discontinued operations	2.18	(0.07)	0.23
Diluted earnings per common share	$2.96	$0.35	$0.68
Weighted-average shares outstanding	42,422	43,011	44,109
Net income	$125,678	$14,912	$30,010
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	9,403	10,667	17,284
Pension and other post retirement plans	16,381	9,203	(5,651)
Gain (loss) on cash flow hedge	585	890	(1,686)
Total other comprehensive income, net of taxes	26,369	20,760	9,947
Comprehensive income	$152,047	$35,672	$39,957

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended September 30,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES - CONTINUING OPERATIONS:
Net income	$125,678	$14,912	$30,010
Net (income) loss from discontinued operations	(92,423)	2,871	(10,229)
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation and amortization	55,803	47,878	46,342
Stock-based compensation	10,078	8,090	10,136
Provision for losses on accounts receivable	96	271	351
Amortization of deferred financing costs and debt discounts	5,219	4,511	7,321
Deferred income tax	(17,633)	2,341	6,044
Gain (loss) on sale/disposal of assets and investments	290	(126)	(319)
Change in assets and liabilities, net of assets and liabilities acquired:
(Increase) decrease in accounts receivable and contract costs and recognized income not yet billed	2,681	(19,131)	(35,933)
(Increase) decrease in inventories	(52,122)	(29,299)	16,103
(Increase) decrease in prepaid and other assets	5,969	(4,781)	1,462
Increase in accounts payable, accrued liabilities and income taxes payable	11,078	17,541	4,829
Other changes, net	11,732	4,073	4,001
Net cash provided by operating activities - continuing operations	66,446	49,151	80,118
CASH FLOWS FROM INVESTING ACTIVITIES - CONTINUING OPERATIONS:
Acquisition of property, plant and equipment	(50,138)	(34,937)	(59,276)
Acquired business, net of cash acquired	(430,932)	(34,719)	(4,470)
Investment sales (purchases)	—	(1,824)	715
Proceeds from sale of business	474,727	—	—
Proceeds from sale of property, plant and equipment	663	143	770
Net cash used in investing activities - continuing operations	(5,680)	(71,337)	(62,261)
CASH FLOWS FROM FINANCING ACTIVITIES - CONTINUING OPERATIONS:
Proceeds from issuance of common stock	—	—	—
Dividends paid	(49,797)	(10,325)	(8,798)
Purchase of shares for treasury	(45,605)	(15,841)	(65,307)
Proceeds from long-term debt	443,058	233,443	302,362
Payments of long-term debt	(300,993)	(170,454)	(208,514)
Change in short-term borrowings	144	—	—
Share premium payment on settled debt	—	(24,997)	—
Financing costs	(7,793)	(1,548)	(4,384)
Purchase of ESOP shares	—	(10,908)	—
Other, net	51	(70)	55
Net cash provided by (used) in financing activities - continuing operations	39,065	(700)	15,414
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by (used in) operating activities	(45,624)	47,193	24,264

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Net cash used in investing activities	(10,762)	(45,075)	(31,343)
Net cash provided by (used in) financing activities	(22,541)	(4,268)	(6,526)
Net cash provided by (used in) discontinued operations	(78,927)	(2,150)	(13,605)
Effect of exchange rate changes on cash and equivalents	1,173	164	886
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	22,077	(24,872)	20,552
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	47,681	72,553	52,001
CASH AND EQUIVALENTS AT END OF PERIOD	$69,758	$47,681	$72,553
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$59,793	$48,137	$43,208
Cash paid for taxes	32,140	20,998	3,431

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION	Total
(in thousands)	SHARES	PAR VALUE			SHARES	COST
Balance at 9/30/2015	79,080	$19,770	$518,485	$454,548	30,737	$(436,559)	$(91,188)	$(34,531)	$430,525
Net income	—	—	—	$30,010	—	—	—	—	30,010
Dividends	—	—	—	(8,798)	—	—	—	—	(8,798)
Amortization of deferred compensation	—	—	—	—	—	—	—	2,853	2,853
Common stock issued	41	10	(10)	—	—	—	—	—	—
Common stock acquired	—	—	—	—	4,060	(65,307)	—	—	(65,307)
Equity awards granted, net	845	212	52	—	—	—	—	—	264
ESOP allocation of common stock	—	—	1,317	—	—	—	—	—	1,317
Stock-based compensation	—	—	10,136	—	—	—	—	—	10,136
Other comprehensive income, net of tax	—	—	—	—	—	—	9,947	—	9,947
Balance at 9/30/2016	79,966	$19,992	$529,980	$475,760	34,797	$(501,866)	$(81,241)	$(31,678)	$410,947
Net income	—	—	—	14,912	—	—	—	—	14,912
Dividends	—	—	—	(10,325)	—	—	—	—	(10,325)
Tax effect from exercise/vesting of equity awards, net	—	—	(97)	—	586	(13,641)	—	—	(13,738)
Amortization of deferred compensation	—	—	—	—	—	—	—	3,510	3,510
Common stock issued	3	—	22	—	—	—	—	—	22
Common stock acquired	—	—	—	—	129	(2,201)	—	—	(2,201)
Equity awards granted, net	694	174	(174)	—	—	—	—	—	—
Premium on settlement of convertible debt	—	—	(73,855)	—	—	—	—	—	(73,855)
Issuance of treasury stock in settlement of convertible debt	—	—	20,375	—	(1,955)	28,483	—	—	48,858
ESOP purchase of common stock	—	—	—	—	—	—	—	(10,908)	(10,908)
ESOP allocation of common stock	—	—	2,736	—	—	—	—	—	2,736
Stock-based compensation	—	—	8,090	—	—	—	—	—	8,090
Other comprehensive income, net of tax	—	—	—	—	—	—	20,760	—	20,760
Balance at 9/30/2017	80,663	$20,166	$487,077	$480,347	33,557	$(489,225)	$(60,481)	$(39,076)	$398,808
Net income (loss)	—	—	—	125,678	—	—	—	—	125,678
Dividends	—	—	—	(55,502)	—	—	—	—	(55,502)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	200	(4,495)	—	—	(4,495)
Amortization of deferred compensation	—	—	—	—	—	—	—	8,110	8,110
Common stock acquired	—	—	—	—	2,089	(41,110)	—	—	(41,110)
Equity awards granted, net	857	214	(214)	—	—	—	—	—	—
ESOP allocation of common stock	—	—	4,756	—	—	—	—	—	4,756
Stock-based compensation	—	—	10,078	—	—	—	—	—	10,078

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

Stock-based consideration	—	—	1,699	—	—	—	—	—	1,699
Other comprehensive loss, net of tax	—	—	—	—	—	—	26,369	—	26,369
Balance at 9/30/2018	81,520	20,380	503,396	550,523	35,846	(534,830)	(34,112)	(30,966)	474,391

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

On June 4, 2018, Clopay Building Products Company, Inc. ("CBP") acquired CornellCookson, Inc. ("CornellCookson"), a leading US manufacturer and marketer of rolling steel door and grille products designed for commercial, industrial, institutional and retail use. The accounts, affected for preliminary adjustments to reflect fair market values assigned to assets purchased and liabilities assumed, and results of operations of CornellCookson, are included in the Company’s consolidated financial statements from the date of acquisition of June 4, 2018. See Note 2, Acquisitions.

On November 16, 2017, Griffon announced it entered into a definitive agreement to sell Clopay Plastic Products Company, Inc. ("PPC") and on February 6, 2018, completed the sale to Berry Global, Inc. ("Berry") for approximately $475,000. As a result, Griffon classified the results of operations of the PPC business as discontinued operations in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operations in the consolidated balance sheets. All results and information presented exclude PPC unless otherwise noted. See Note 6, Discontinued Operations.

On October 2, 2017, Griffon acquired ClosetMaid LLC ("ClosetMaid"). ClosetMaid, founded in 1965, is a leading North American manufacturer and marketer of wood and wire closet organization, general living storage and wire garage storage products and sells to some of the largest home center retail chains, mass merchandisers, and direct-to-builder professional installers in North America. The accounts, affected for preliminary adjustments to reflect fair market values assigned to assets purchased and liabilities assumed, and results of operations of ClosetMaid are included in the Company’s consolidated financial statements from the date of acquisition of October 2, 2017. See Note 2, Acquisitions.

Griffon currently conducts its operations through two reportable segments:

•	Home & Building Products (“HBP”) segment consists of two companies, The AMES Companies, Inc. (“AMES”) and CBP:

AMES, founded in 1774, is the leading U.S. manufacturer and a global provider of branded consumer and professional tools, landscaping products, and outdoor lifestyle solutions. In 2018, we acquired ClosetMaid, a leader in wood and wire closet organization, general living storage and wire garage storage products for homeowners and professionals.

CBP, since 1964, is a leading manufacturer and marketer of residential and commercial garage doors and sells to professional dealers and some of the largest home center retail chains in North America. In 2018, we acquired CornellCookson, a leading U.S. manufacturer and marketer of rolling steel door and grille products designed for commercial, industrial, institutional, and retail use.

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

Clopay Plastic Products Company, Inc. ("PPC")

On November 16, 2017, Griffon announced it entered into a definitive agreement to sell PPC and on February 6, 2018, completed the sale to Berry for approximately $475,000. As a result, Griffon classified the results of operations of the PPC business as discontinued operations in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operations in the consolidated balance sheets. All results and information presented exclude PPC unless otherwise noted. See Note 6, Discontinued Operations.

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Cash and equivalents

Griffon considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash equivalents primarily consist of overnight commercial paper, highly-rated liquid money market funds backed by U.S. Treasury securities and U.S. Agency securities, as well as insured bank deposits. Griffon had cash in non-U.S. bank accounts of approximately $24,900 and $26,500 at September 30, 2018 and 2017, respectively. Substantially all U.S. cash and equivalents are in excess of FDIC insured limits. Griffon regularly evaluates the financial stability of all institutions and funds that hold its cash and equivalents.

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

The fair value of Griffon’s 2022 senior notes approximated $990,000, on September 30, 2018. Fair values were based upon quoted market prices (level 1 inputs).

Insurance contracts with a value of $3,032 at September 30, 2018 are measured and recorded at fair value based upon quoted prices in active markets for similar assets (level 2 inputs) and are included in Other current assets on the consolidated balance sheet.

Items Measured at Fair Value on a Recurring Basis

At September 30, 2018 and 2017, trading securities, measured at fair value based on quoted prices in active markets for similar assets (level 2 inputs), with a fair value of $2,644 ($2,086 cost basis) and $3,352 ($1,000 cost basis) were included in Prepaid and other current assets on the Consolidated Balance Sheets. During the year ended September 30, 2018, the Company settled trading securities with proceeds totaling $4,126 and recognized a loss of $1,251 in Other income (expense). During the year ended September 30, 2016, the Company settled trading securities with proceeds totaling $715 and recognized a loss of $13 in Other income (expense). Realized and unrealized gains and losses on trading securities and realized gains and losses on available-for-sale securities are included in Other income in the Consolidated Statements of Operations and Comprehensive Income (Loss).

In the normal course of business, Griffon’s operations are exposed to the effect of changes in foreign currency exchange rates. To manage these risks, Griffon may enter into various derivative contracts such as foreign currency exchange contracts, including forwards and options. During 2018 and 2017, Griffon entered into several such contracts in order to lock into a foreign currency rate for planned settlements of trade and inter-company liabilities payable in USD.

At September 30, 2018 and 2017, Griffon had $12,000 and $14,500 of Australian dollar contracts at a weighted average rate of $1.38 and $1.28, respectively, which qualified for hedge accounting. These hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in Other comprehensive income (loss) and Prepaid and other current assets, or Accrued liabilities, until settlement. Upon settlement, gains and losses were recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Cost of goods and services. AOCI included deferred

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

gains of $443 ($288, net of tax) and deferred gains of $175 ($114, net of tax) at September 30, 2018 and 2017, respectively. Upon settlement, gains (losses) of $657 and $(1,458) were recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Cost of goods and services ("COGS") during the years ended September 30, 2018 and September 30, 2017, respectively. All contracts expire in 31 to 92 days.

At September 30, 2018 and 2017, Griffon had $700 and $4,690, respectively, of Canadian dollar contracts at a weighted average rate of $1.29 and $1.25. These contracts, which protect Canadian operations from currency fluctuations for U.S. dollar based purchases, do not qualify for hedge accounting and fair value losses of $7 and $378 were recorded in Other assets and to Other income for the outstanding contracts, based on similar contract values (level 2 inputs), for the years ended September 30, 2018 and 2017, respectively. Realized gains (losses) of $(161) and $200, were recorded in Other income during the years ended September 30, 2018 and September 30, 2017, respectively. All contracts expire in 30 to 358 days.

Pension plan assets with a fair value of $150,634 at September 30, 2018, are measured and recorded at fair value based upon quoted prices in active markets for identical assets (level 1 inputs) and quoted market prices for similar assets (level 2 inputs).

Non-U.S. currency translation

Assets and liabilities of non-U.S. subsidiaries, where the functional currency is not the U.S. dollar, have been translated at year-end exchange rates and profit and loss accounts have been translated using weighted average exchange rates. Adjustments resulting from currency translation have been recorded in the equity section of the balance sheet in AOCI as cumulative translation adjustments. Cumulative translation adjustments were gains of $9,403 and $10,667 for the year ended September 30, 2018 and 2017, respectively. As of September 30, 2018 and 2017, the foreign currency translation components of Accumulated other comprehensive loss were $22,824 and $32,227, respectively. Assets and liabilities of an entity that are denominated in currencies other than that entity’s functional currency are re-measured into the functional currency using period end exchange rates, or historical rates where applicable to certain balances. Gains and losses arising on remeasurements are recorded within the Consolidated Statement of Operations and Comprehensive Income (Loss) as a component of Other income (expense).

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

Telephonics earns a substantial portion of its revenue as either a prime or subcontractor from contract awards with the U.S. Government, as well as non-U.S. governments and other commercial customers. These formal contracts are typically long-term in nature, usually greater than one year. Revenue and profits from these long-term fixed price contracts are recognized under the percentage-of-completion method of accounting. Revenue and profits on fixed-price contracts that contain engineering as well as production requirements are recorded based on the ratio of total actual incurred costs to date to the total estimated costs for each contract (cost-to-cost method). Using the cost-to-cost method, revenue is recorded at amounts equal to the ratio of actual cumulative costs incurred divided by total estimated costs at completion, multiplied by the total estimated contract revenue, less the cumulative revenue recognized in prior periods. The profit recorded on a contract using this method is equal to the current estimated total profit margin multiplied by the cumulative revenue recognized, less the amount of cumulative profit previously recorded for the contract in prior periods. As this method relies on the substantial use of estimates, these projections may be revised throughout the life of a contract. Components of this formula and ratio that may be estimated include gross profit margin and total costs at completion. The cost performance and estimates to complete on long-term contracts are reviewed, at a minimum, on a quarterly basis, as well as when information becomes available that would necessitate a review of the current estimate. Adjustments to estimates for a contract’s estimated costs at completion and estimated profit or loss often are required as experience is gained, and as more information is obtained, even though the scope of work required under the contract may or may not change, or if contract modifications occur. The impact of such adjustments or changes to estimates is made on a cumulative basis in the period when

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

such information has become known. In 2018, 2017 and 2016, income from operations included net favorable/(unfavorable) catch-up adjustments approximating $1,400, $600 and $(700), respectively. Gross profit is affected by a variety of factors, including the mix of products, systems and services, production efficiencies, price competition and general economic conditions.

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

For contracts in which anticipated total costs exceed the total expected revenue, an estimated loss is recognized in the period when identifiable. A provision for the entire amount of the estimated loss is recorded on a cumulative basis. The estimated remaining costs to complete loss contracts as of September 30, 2018 was $12,200 and is recorded as a reduction to gross margin on the Consolidated Statements of Operations and Comprehensive Income (Loss). This loss had an immaterial impact on Griffon's Consolidated Financial Statements.

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

Accounts receivable, allowance for doubtful accounts and concentrations of credit risk

Accounts receivable is composed principally of trade accounts receivable, that arise from the sale of goods or services on account, and is stated at historical cost. A substantial portion of Griffon’s trade receivables are from customers of HBP, of which the largest customer is Home Depot, whose financial condition is dependent on the construction and related retail sectors of the economy. As a percentage of consolidated accounts receivable, U.S. Government related programs were 8% and Home Depot was 20%. Griffon performs continuing evaluations of the financial condition of its customers, and although Griffon generally does not require collateral, letters of credit may be required from customers in certain circumstances.

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

Customer program reserves and cash discounts are netted against accounts receivable when it is customer practice to reduce invoices for these amounts. The amounts netted against accounts receivable in 2018 and 2017 were $15,530 and $11,249, respectively.

All accounts receivable amounts are expected to be collected in less than one year.

The Company does not currently have customers or contracts that prescribe specific retainage provisions.

Contract costs and recognized income not yet billed

Contract costs and recognized income not yet billed consists of amounts accounted for under the percentage of completion method of accounting, recoverable costs and accrued profit that cannot yet be invoiced under the terms of certain long-term contracts. Amounts will be invoiced when applicable contract terms, such as the achievement of specified milestones or product delivery, are met. At September 30, 2018 and 2017, approximately $29,500 and $20,100, respectively, of contract costs and recognized income not yet billed were expected to be collected after one year. As of September 30, 2018 and 2017, the unbilled receivable balance included $400 and $2,850, respectively, of reserves for contract risk.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Inventories

Inventories, stated at the lower of cost (first-in, first-out or average) or market, include material, labor and manufacturing overhead costs.

Griffon’s businesses typically do not require inventory that is susceptible to becoming obsolete or dated. In general, Telephonics sells products in connection with programs authorized and approved under contracts awarded by the U.S. Government or agencies thereof and in accordance with customer specifications. HBP produces doors, organizational and storage products and long-handled tools and landscaping products in response to orders from customers of retailers and dealers or based on expected orders, as applicable.

Property, plant and equipment

Property, plant and equipment includes the historical cost of land, buildings, equipment and significant improvements to existing plant and equipment or, in the case of acquisitions, a fair market value appraisal of such assets completed at the time of acquisition. Expenditures for maintenance, repairs and minor renewals are expensed as incurred. When property or equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and the gain or loss is recognized. No event or indicator of impairment occurred during the three years ended September 30, 2018, which would require additional impairment testing of property, plant and equipment.

Depreciation expense, which includes amortization of assets under capital leases, was $46,733, $41,220 and $39,734 for the years ended September 30, 2018, 2017 and 2016, respectively, and was calculated on a straight-line basis over the estimated useful lives of the assets. Depreciation included in SG&A expenses was $16,306, $12,995 and $11,721 for the years ended September 30, 2018, 2017 and 2016. The remaining components of depreciation, attributable to manufacturing operations, are included in Cost of goods and services. Estimated useful lives for property, plant and equipment are as follows: buildings and building improvements, 25 to 40 years; machinery and equipment, 2 to 15 years and leasehold improvements, over the term of the lease or life of the improvement, whichever is shorter.

Capitalized interest costs included in Property, plant and equipment were $2,896, $4,891 and $3,956 for the years ended September 30, 2018, 2017 and 2016, respectively. The original cost of fully-depreciated property, plant and equipment remaining in use at September 30, 2018 was approximately $213,501.

Goodwill and indefinite-lived intangibles

Goodwill is the excess of the acquisition cost of a business over the fair value of the identifiable net assets acquired. Goodwill is not amortized, but is subject to an annual impairment test unless during an interim period, impairment indicators such as a significant change in the business climate exist.

Griffon performed its annual impairment testing of goodwill as of September 30, 2018. The performance of the test involves a two-step process. The first step involves comparing the fair value of Griffon’s reporting units with the reporting unit’s carrying amount, including goodwill. Griffon generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the present value of expected future cash flows. This method uses market assumptions specific to Griffon’s reporting units. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, Griffon performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.

Griffon defines its reporting units as its two reportable segments: HBP and Defense Electronics. At September 30, 2018, HBP consisted of two components, AMES and CBP, because of their similar economic and qualitative characteristics.

Griffon used 5 year projections and a 3.0% terminal value to which discount rates between 7% and 9.5% were applied to calculate each unit’s fair value. To substantiate fair values derived from the income approach methodology of valuation, the implied fair value was compared to the marketplace fair value of a comparable industry grouping for reasonableness. Further, the fair values were reconciled to Griffon’s market capitalization. Both market comparisons supported the implied fair values. Any changes in key assumptions or management judgment with respect to a reporting unit or its prospects, which may result from a decline in

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Griffon’s stock price, a change in market conditions, market trends, interest rates or other factors outside Griffon’s control, or significant underperformance relative to historical or project future operating results, could result in a significantly different estimate of the fair value of the reporting units, which could result in a future impairment charge (level 3 inputs).

Based upon the results of the annual impairment review, it was determined that the fair value of each reporting unit substantially exceeded the carrying value of the assets, as performed under step one, and no impairment existed.

Similar to goodwill, Griffon tests indefinite-lived intangible assets at least annually and when indicators of impairment exist. Griffon uses a relief from royalty method to calculate and compare the fair value of the intangible to its book value. This method uses market assumptions specific to Griffon’s reporting units, which are reasonable and supportable. If the fair value is less than the book value of the indefinite-lived intangibles, an impairment charge would be recognized.

There was no impairment related to goodwill or indefinite-lived intangibles during the three years ending September 30, 2018.

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

There were no indicators of impairment during the three years ending September 30, 2018.

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

Griffon provides for uncertain tax positions and any related interest and penalties based upon Management’s assessment of whether a tax benefit is more likely than not of being sustained upon examination by tax authorities. At September 30, 2018 Griffon believes that it has appropriately accounted for all unrecognized tax benefits. As of September 30, 2018, 2017 and 2016, Griffon has recorded unrecognized tax benefits in the amount of $4,519, $4,825 and $4,709, respectively. Accrued interest and penalties related to income tax matters are recorded in the provision for income taxes.

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
Given the significance of the TCJA, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which allows registrants to record provisional amounts during a one year “measurement period”. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed.
Among the significant changes to the U.S. Internal Revenue Code, the TCJA lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The Company computed its income tax expense for the September 30, 2018 fiscal year using a blended Federal Tax Rate of 24.5%. The 21% Federal Tax Rate will apply to fiscal years ending September 30, 2019 and each year thereafter.

The Company has recorded provisional amounts for the effects of the TCJA where accounting is not complete, but a reasonable

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

estimate has been determined. As of September 30, 2018, the Company recorded a $20,587 benefit on the revaluation of deferred tax liabilities as a provisional amount for the re-measurement of deferred tax assets and liabilities, as well as an amount for deductible executive compensation expense, both of which have been reflected in the tax provision for the year ended September 30, 2018.

The TCJA requires companies to pay a one-time transition tax on mandatory deemed repatriation of post-1986 undistributed foreign earnings and profits (“E&P”). The Company has recorded a provisional transition tax charge of $13,100 net of foreign tax credits. These have been included in income the tax provision for the year ended September 30, 2018. The Company continues to refine its calculation of the total post-1986 foreign E&P for its foreign subsidiaries and the foreign tax credits. Under the TCJA, the Company will elect to pay the transition tax interest-free over eight years.

The provisional amounts incorporate assumptions made based upon the Company’s current interpretation of the TCJA and may change as the Company receives additional clarification and implementation guidance.

In accordance with SAB 118 adjustments recorded to the provisional amounts will be reflected within the measurement period ending December 31, 2018 and will be included in income from continuing operations and net income as an adjustment to tax expense.

Research and development costs, shipping and handling costs and advertising costs

Research and development costs not recoverable under contractual arrangements are charged to SG&A expense as incurred and amounted to $15,400, $17,700 and $18,000 in 2018, 2017 and 2016, respectively.

SG&A expenses include shipping and handling costs of $59,600 in 2018, $32,500 in 2017 and $30,600 in 2016 and advertising costs, which are expensed as incurred, of $21,000 in 2018, $22,000 in 2017 and $23,000 in 2016.

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

Newly issued but not yet effective accounting pronouncements

In August 2018, the FASB issued guidance on changes to the disclosure requirements for Fair Value Measurement, which eliminates, amends, and adds disclosure requirements for fair value measurements. The amended and new disclosure requirements primarily relate to Level 3 fair value measurements. The removal and amendment of certain disclosures may be early adopted with

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

retrospective application while the new disclosure requirements are to be applied prospectively. The guidance is effective for the Company in fiscal 2021.We are currently evaluating the impact of the guidance and do not expect this guidance to have a material impact on the Company's financial condition, results of operations and related disclosures.

In August 2018, the FASB issued guidance on changes to the disclosure requirements for defined benefit plans, which makes minor changes to the disclosure requirements related to defined benefit pension and other post-retirement plans. The guidance requires a retrospective transition approach and is effective for the Company in fiscal 2022. We are currently evaluating the impact of the guidance and do not expect this guidance to have a material impact on the Company's financial condition, results of operations and related disclosures.

In August 2018, the FASB issued guidance related to customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The guidance permits either a prospective or retrospective transition approach and is effective for the Company in fiscal 2021. We are currently evaluating the impact of the guidance and do not expect this guidance to have a material impact on the Company's financial condition, results of operations and related disclosures.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits entities to reclassify, to retained earnings, the one-time income tax effects stranded in accumulated other comprehensive income (AOCI) arising from the change in the U.S. federal corporate tax rate as a result of the Tax Cuts and Jobs Act of 2017. An entity that elects to make this reclassification must consider all items in AOCI that have tax effects stranded as a result of the tax rate change, and must disclose the reclassification of these tax effects as well as the entity’s policy for releasing income tax effects from AOCI. This guidance may be applied either retrospectively or as of the beginning of the period of adoption. The new guidance is effective for the Company beginning in fiscal 2020. We are currently evaluating the impact of the guidance and do not expect this guidance to have a material impact on the Company's financial condition, results of operations and related disclosures.

In May 2017, the FASB issued guidance to address the situation when a company modifies the terms of a stock compensation award previously granted to an employee. This guidance is effective, and should be applied prospectively, for fiscal years beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period. The new guidance is effective for the Company beginning in fiscal 2019. We believe the implementation of this guidance will not have a material effect on the Company’s financial condition or results of operations.

In March 2017, the FASB issued amendments to the Compensation - Retirement Benefits guidance which requires companies to retrospectively present the service cost component of net periodic benefit cost for pension and retiree medical plans along with other compensation costs in operating income and present the other components of net periodic benefit cost below operating income in the income statement. The guidance also allows only the service cost component of net periodic benefit cost to be eligible for capitalization within inventory or fixed assets on a prospective basis. This guidance is effective, and should be applied retroactively, for fiscal years beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period. The new guidance is effective for the Company beginning in fiscal 2019. We are currently evaluating the impact of the guidance and do not expect this guidance to have a material impact on the Company's financial condition, results of operations and related disclosures.

In January 2017, the FASB issued guidance that simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. This guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those periods and will be effective for the Company beginning in 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact of the guidance and do not expect this guidance to have a material impact on the Company's financial condition, results of operations and related disclosures.

In January 2017, the FASB issued guidance that clarifies the definition of a business, which will impact many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The new standard is intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods and

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

will be effective for the Company beginning in fiscal 2019. We are currently evaluating the impact of the guidance and do not expect this guidance to have a material impact on the Company's financial condition, results of operations and related disclosures.

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

In February 2016, the FASB issued guidance on lease accounting requiring lessees to recognize a right-of-use asset and a lease liability for long-term leases. The liability will be equal to the present value of lease payments. This guidance must be applied using a modified retrospective transition approach to all annual and interim periods presented and is effective for the company beginning in fiscal 2020. We are currently evaluating the impact of the guidance on the Company's financial condition, results of operations and related disclosures.

In May 2014, the FASB issued an Accounting Standards Update related to new revenue recognition guidance that supersedes the existing revenue recognition guidance and most industry-specific guidance applicable to revenue recognition. According to the new guidance, an entity will apply a principles-based five step model to recognize revenue upon the transfer of promised goods or services to customers and in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The core principle of the guidance is that the recognition of revenue should depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods and services. The converged standard also includes more robust disclosure requirements which will require entities to provide sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Subsequently, the FASB has issued amendments to certain aspects of the guidance including the effective date. The effective date of this revised standard is for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The converged standard can be adopted using a full retrospective method or a modified retrospective method, which applies the new guidance to contracts that are not completed at the adoption date without adjusting prior reporting periods. The Company has completed its assessment of the impact of this standard which will become effective for the Company in the first quarter of its 2019 fiscal year and will adopt this guidance using the modified retrospective method.

Beginning in the second half of fiscal 2016, the Company used a team to analyze the impact of the standard, and the related guidance issued, across all revenue streams and to evaluate the impact of the new standard on revenue contracts. This team reviewed current accounting policies and practices, identifying potential differences that would result from applying the requirements under the new standard. As noted above, the Company will adopt this new standard in the first quarter of 2019 using the modified retrospective method of adoption. The standard will not impact revenue recognition practices at the Company’s Home and Building Products Segment but will have an impact at its Defense Electronics Segment. We will adopt the new standard by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings. We expect this adjustment to opening retained earnings to be approximately $5,000 with an immaterial impact to our net income on an ongoing basis.

Recently adopted accounting pronouncements

In March 2018, the FASB issued ASU 2018-05, Income Taxes Amendments to SEC Paragraphs Pursuant to the SEC SAB 118. This ASU provides guidance on income tax accounting implications under the TCJA. SAB 118 addressed the application of GAAP to situations when a registrant does not have the necessary information available, prepared and analyzed in reasonable detail to complete the accounting for certain income tax effects of the TCJA and allows companies to record provisional amounts during the re-measurement period not to exceed one year after the enactment date while the accounting impact remains under analysis. This guidance was effective immediately upon issuance. See Note 11 Income Taxes for further details.
In March 2016, the FASB issued guidance on Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The guidance changes how companies account for certain aspects of share-based payment awards to employees, including the

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as the classification of related matters in the statement of cash flows. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2016 using either prospective, retrospective or modified retrospective transition method, depending on the area covered in this guidance. The Company early adopted this guidance in fiscal 2016 in order to simplify the accounting for employee share-based payments.

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

On June 4, 2018, CBP completed the acquisition of 100% of the outstanding stock of CornellCookson, a leading US manufacturer and marketer of rolling steel door and grille products designed for commercial, industrial, institutional and retail use, for approximately $180,000, excluding the estimated present value of tax benefits, and $12,426 of post-closing adjustments, primarily consisting of a working capital adjustment, of which $9,219 was paid in October 2018. 2018 CornellCookson revenue was $66,654. The acquisition of CornellCookson substantially expanded CBP’s non-residential product offerings, and added an established professional dealer network focused on rolling steel door and grille products for commercial, industrial, institutional and retail use. There is no other contingent consideration arrangement relative to the acquisition of CornellCookson.

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

The calculation of the preliminary purchase price allocation, which is pending finalization of tax-related items and completion of the related final valuation, is as follows:

Accounts receivable (1)	$30,400
Inventories(2)	12,336
Property, plant and equipment	49,426
Goodwill	42,883
Intangible assets	67,600
Other current and non-current assets	2,648
Total assets acquired	205,293

Accounts payable and accrued liabilities	12,207
Long-term liabilities	660
Total liabilities assumed	12,867
Total	$192,426
(1) Includes $30,818 of gross accounts receivable of which $418 was not expected to be collected. The fair value of accounts receivable approximated book value acquired.
(2) Includes $13,433 of gross inventory of which $1,098 was reserved for obsolete items.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

The preliminary amounts assigned to goodwill and major intangible asset classifications, all of which are tax deductible, for the CornellCookson acquisition are as follows:

		Average Life (Years)
Goodwill	$42,883	N/A
Indefinite-lived intangibles	53,500	N/A
Definite-lived intangibles	14,100	12
Total goodwill and intangible assets	$110,483

On February 13, 2018, AMES acquired 100% of the outstanding stock of Kelkay Limited ("Kelkay"), a leading United Kingdom manufacturer and distributor of decorative outdoor landscaping products sold to garden centers, retailers and grocers in the UK and Ireland for $56,118 (GBP 40,452), subject to contingent consideration of up to GBP 7,000. This acquisition broadened AMES' product offerings in the market and increased its in-country operational footprint. The purchase price was primarily allocated to tradenames of GBP 19,000, customer related intangibles of GBP 6,640, accounts receivable and inventory of GBP 8,894 and fixed assets and land of GBP 8,241.

On November 6, 2017, AMES acquired 100% of the assets of Harper Brush Works ("Harper"), a division of Horizon Global, for $4,383, inclusive of post-closing adjustments. Harper is a leading U.S. manufacturer of cleaning products for professional, home, and industrial use. The acquisition expanded AMES’ long-handled tool offering in North America to include brooms, brushes, and other cleaning tools and accessories. The purchase price was primarily allocated to intangible assets of $2,300.

On October 2, 2017, Griffon Corporation completed the acquisition of 100% of the outstanding stock of ClosetMaid, a market leader of home storage and organization products, for approximately $185,700, inclusive of certain post-closing adjustments and excluding the present value of net tax benefits resulting from the transaction. The acquisition of ClosetMaid expanded Griffon’s Home and Building Products segment into the highly complementary home storage and organization category with a leading brand and product portfolio. 2018 ClosetMaid revenue was $311,568.

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

The following unaudited proforma summary from continuing operations presents consolidated information as if the Company acquired ClosetMaid on October 1, 2016:

Proforma For the year ended September 30, 2017 (unaudited)
Revenue	$1,823,497
Income from continuing operations	15,070

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

•	Elimination of intercompany interest income recorded on ClosetMaid’s financial statements earned on an intercompany receivable due from ClosetMaid’s former parent.

•	Additional interest and related expenses from the add-on offering of $275,000 for the aggregate principal amount of 5.25% senior notes due 2022 that Griffon used to acquire ClosetMaid.

•	Removal of $900 of restructuring costs from ClosetMaid's historical results for the year ended September 30, 2017.

•	The consequential tax effects of the above adjustments using a 39.7% tax rate for the year ended September 30, 2017.

The calculation of the preliminary purchase price allocation, which is pending finalization of tax-related items and completion of the related final valuation, is as follows:

Accounts receivable (1)	$32,234
Inventories (2)	28,411
Property, plant and equipment	47,464
Goodwill	70,159
Intangible assets	74,580
Other current and non-current assets	3,852
Total assets acquired	256,700

Accounts payable and accrued liabilities	68,251
Long-term liabilities	2,720
Total liabilities assumed	70,971
Total	$185,729
(1) Includes $32,298 of gross accounts receivable of which $332 was not expected to be collected. The fair value of accounts receivable approximated book value acquired.
(2) Includes $1,500 in inventory basis step-up, which was charged to cost of goods sold over the inventory turns of the acquired entity.

The amounts assigned to goodwill and major intangible asset classifications, all of which are tax deductible, for the ClosetMaid acquisition are as follows:

		Average Life (Years)
Goodwill	$70,159	N/A
Indefinite-lived intangibles	47,740	N/A
Definite-lived intangibles	26,840	21
Total goodwill and intangible assets	$144,739

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

SG&A and Cost of goods and services included $6,097 and $1,500 of acquisition-related costs, respectively, in 2018. SG&A included $9,617 acquisition-related costs in 2017 and acquisition-related costs included in SG&A in 2016 were not material.

NOTE 3 — INVENTORIES

The following table details the components of inventory:

	At September 30, 2018	At September 30, 2017
Raw materials and supplies	$97,645	$67,990
Work in process	83,578	78,846
Finished goods	217,136	152,601
Total	$398,359	$299,437

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT

The following table details the components of property, plant and equipment, net:

	At September 30, 2018	At September 30, 2017
Land, building and building improvements	$130,296	$71,764
Machinery and equipment	544,875	462,173
Leasehold improvements	50,111	43,040
	725,282	576,977
Accumulated depreciation and amortization	(382,790)	(344,842)
Total	$342,492	$232,135

NOTE 5 — GOODWILL AND OTHER INTANGIBLES

The following table provides changes in carrying value of goodwill by segment through the year ended September 30, 2018:

	At September 30, 2016	Goodwill from acquisitions	Foreign currency translation adjustments	September 30, 2017	Goodwill from acquisitions	Foreign currency translation adjustments	September 30, 2018
Home & Building Products	$287,618	$12,417	$559	$300,594	$119,907	$349	$420,850
Defense Electronics	18,545	—	—	18,545	—	—	18,545
Total	$306,163	$12,417	$559	$319,139	$119,907	$349	$439,395

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	At September 30, 2018			At September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships & other	$186,031	$49,822	23	$152,025	$43,421
Unpatented technology	19,004	6,238	13	6,193	4,719
Total amortizable intangible assets	205,035	56,060		158,218	48,140
Trademarks	221,883	—		95,049	—
Total intangible assets	$426,918	$56,060		$253,267	$48,140

Amortization expense for intangible assets subject to amortization was $9,070, $6,658 and $6,608 for the years ended September 30, 2018, 2017 and 2016, respectively. Amortization expense for each of the next five years and thereafter, based on current intangible balances and classifications, is estimated as follows: 2019 - $9,285; 2020 - $8,825; 2021 - $8,825; 2022 - $8,825 and 2023 - $8,746; thereafter - $104,469.

No event or indicator or impairment occurred during the current year, which would require impairment testing of long-lived intangible assets including goodwill.

NOTE 6 — DISCONTINUED OPERATIONS

PPC

On November 16, 2017, Griffon announced it entered into a definitive agreement to sell PPC and on February 6, 2018, completed the sale to Berry for approximately $475,000. As a result, Griffon classified the results of operations of the PPC business as discontinued operations in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operations in the consolidated balance sheets. PPC is a global leader in the development and production of embossed, laminated and printed specialty plastic films for hygienic, health-care and industrial products and sells to some of the world's largest consumer products companies. In connection with the sale of PPC, the Company recorded a gain of $112,964 (81,041, net of tax) during the year ended September 30, 2018. The tax computed on the PPC gain is preliminary and is subject to finalization.

The following amounts related to the PPC segment have been segregated from Griffon's continuing operations and are reported as discontinued operations:

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

	For the Year Ended September 30,
	2018	2017	2016
Revenue	$166,262	$460,914	$480,126
Cost of goods and services	132,100	389,416	407,385
Gross profit	34,162	71,498	72,741
Selling, general and administrative expenses	26,303	43,518	45,673
Restructuring charges	—	—	5,900
Total operating expenses	26,303	43,518	51,573
Income from discontinued operations	7,859	27,980	21,168
Other income (expense)
Gain on sale of business	112,964	—	—
Interest expense, net	(155)	(63)	(1,234)
Other, net	(687)	59	1,018
Total other income (expense)	112,122	(4)	(216)
Income from operations of discontinued operations	119,981	27,976	20,952

The Company has no assets or liabilities classified as held for sale as of September 30, 2018. The following amounts related to PPC have been segregated from Griffon's continuing operations and are reported as assets and liabilities of discontinued operations held for sale in the consolidated balance sheet at September 30, 2017:

At September 30, 2017
ASSETS
Accounts receivable, net	$51,768
Inventories, net	45,742
Prepaid and other current assets	11,000
PROPERTY, PLANT AND EQUIPMENT, net	185,940
GOODWILL	57,087
INTANGIBLE ASSETS, net	12,298
OTHER ASSETS	6,889
Total Assets Held for Sale	$370,724
LIABILITIES
Notes payable and current portion of long-term debt	$11,163
Accounts payable	36,619
Accrued liabilities	14,553
LONG-TERM DEBT, net	10,549
OTHER LIABILITIES	11,566
Total Liabilities Held for Sale	$84,450

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Installation Services operating results have been reported as discontinued operations in the Consolidated Statements of Operations and Comprehensive Income (Loss) for all periods presented; Installation Services is excluded from segment reporting. There was no reported revenue in 2018, 2017 and 2016.

During the year ended September 30, 2017, Griffon recorded $5,700 of reserves in discontinued operations related to historical environmental remediation efforts and to increase the reserve for homeowner association claims (HOA) related to the Clopay Services Corporation discontinued operations in 2008.

The following amounts summarize the total assets and liabilities of PPC and Installation Services and other discontinued activities which have been segregated from Griffon’s continuing operations and are reported as assets and liabilities of discontinued operations in the consolidated balance sheets:

	At September 30, 2018	At September 30, 2017
Assets of discontinued operations:
Prepaid and other current assets	$324	$329
Other long-term assets	2,916	2,960
Total assets of discontinued operations	$3,240	$3,289

Liabilities of discontinued operations:
Accrued liabilities, current	$7,210	$8,342
Other long-term liabilities	2,648	3,037
Total liabilities of discontinued operations	$9,858	$11,379

At September 30, 2018, Griffon’s liabilities for PPC and Installations Services and other discontinued operations primarily related to insurance claims, income taxes and product liability, warranty and environmental reserves and stay and transaction bonuses totaling liabilities of approximately $9,858.

NOTE 7 — ACCRUED LIABILITIES

The following table details the components of accrued liabilities:

	At September 30, 2018	At September 30, 2017
Compensation	$50,251	$37,692
Interest	4,776	3,671
Warranties and rebates	11,227	6,236
Insurance	25,329	12,216
Rent, utilities and freight	4,830	2,149
Income and other taxes	8,016	6,291
Marketing and advertising	3,685	1,859
Acquisition related accruals	17,448	—
Other	13,630	13,144
Total	$139,192	$83,258

NOTE 8 – WARRANTY LIABILITY

Telephonics offers warranties against product defects for periods generally ranging from one to two years, depending on the specific product and terms of the customer purchase agreement. CBP also offers warranties against product defects for periods generally ranging from one to ten years, with limited lifetime warranties on certain door models. Typical warranties require AMES, CBP and Telephonics to repair or replace the defective products during the warranty period at no cost to the customer. At the time revenue is recognized, Griffon records a liability for warranty costs, estimated based on historical experience, and periodically assesses its warranty obligations and adjusts the liability as necessary. AMES offers an express limited warranty for a period of

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

ninety days on all products from the date of the original purchase unless otherwise stated on the product or packaging from the date of original purchase.

Changes in Griffon’s warranty liability, included in Accrued liabilities, were as follows:

	Years Ended September 30,
	2018	2017
Balance, beginning of period	$6,236	$6,322
Warranties issued and changes in estimated pre-existing warranties	8,770	6,393
Actual warranty costs incurred	(7,948)	(6,479)
Other warranty liabilities assumed from acquisitions	$1,116	$—
Balance, end of period	$8,174	$6,236

NOTE 9 — NOTES PAYABLE, CAPITALIZED LEASES AND LONG-TERM DEBT

The present value of the net minimum payments on capitalized leases as of September 30, 2018 was follows:

At September 30, 2018
Total minimum lease payments	$10,586
Less amount representing interest payments	(812)
Present value of net minimum lease payments	9,774
Current portion	(3,579)
Capitalized lease obligation, less current portion	$6,195

Minimum payments under capital leases for the next five years are as follows: $4,242 in 2019, $3,764 in 2020, $2,102 in 2021, $443 in 2022, $35 in 2023 and $0 thereafter.

Included in the consolidated balance sheet at September 30, 2018 under Property, plant and equipment, are costs and accumulated depreciation subject to capitalized leases of $41,742 and $31,969, respectively, and included in Other assets are deferred interest charges of $80. Included in the consolidated balance sheet at September 30, 2017, under Property, plant and equipment are costs and accumulated depreciation subject to capitalized leases of $19,238 and $11,831, respectively, and included in Other assets are deferred interest charges of $105. Amortization expense was $3,514, $1,683, and $1,628 in 2018, 2017 and 2016 respectively.

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Debt at September 30, 2018 and 2017 consisted of the following:

		At September 30, 2018
		Outstanding Balance	Original Issuer Discount	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate
Senior note due 2022	(a)	$1,000,000	1,220	$(12,968)	$988,252	5.25%
Revolver due 2021	(b)	25,000	—	(1,413)	23,587	n/a
ESOP Loans	(e)	34,694	—	(186)	34,508	n/a
Capital lease - real estate	(f)	7,503	—	(80)	7,423	5.00%
Non U.S. lines of credit	(g)	7,951		(16)	7,935	n/a
Non U.S. term loans	(g)	53,533	—	(148)	53,385	n/a
Other long term debt	(h)	6,011	—	(19)	5,992	n/a
Totals		1,134,692	1,220	(14,830)	1,121,082
less: Current portion		(13,011)	—	—	(13,011)
Long-term debt		$1,121,681	$1,220	$(14,830)	$1,108,071

		At September 30, 2017
		Outstanding Balance	Original Issuer Discount	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate
Senior notes due 2022	(a)	$725,000	$(1,177)	$(9,220)	$714,603	5.25%
Revolver due 2021	(b)	144,216	—	(1,951)	142,265	n/a
Real estate mortgages	(d)	23,642	—	(320)	23,322	n/a
ESOP Loans	(e)	42,675	—	(310)	42,365	n/a
Capital lease - real estate	(f)	5,312	—	(105)	5,207	5.00%
Non U.S. lines of credit	(g)	9,402		(31)	9,371	n/a
Non U.S. term loans	(g)	35,943	—	(108)	35,835	n/a
Other long term debt	(h)	6,211	—	(21)	6,190
Totals		992,401	(1,177)	(12,066)	979,158
less: Current portion		(11,078)	—	—	(11,078)
Long-term debt		$981,323	$(1,177)	$(12,066)	$968,080

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Interest expense consists of the following for the years ended September 30, 2018, 2017 and 2016.

		Year Ended September 30, 2018
		Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense
Senior notes due 2022	(a)	5.66%	52,500	270	3,803	56,573
Revolver due 2020	(b)	n/a	3,718	—	565	4,283
Convert. debt due 2017	(c)	n/a	—	—	—	—
Real estate mortgages	(d)	3.3%	349	—	320	669
ESOP Loans	(e)	6.3%	1,802	—	124	1,926
Capital lease - real estate	(f)	n/a	581	—	25	606
Non U.S. lines of credit	(g)	n/a	34	—	15	49
Non U.S. term loans	(g)	n/a	1,420	—	90	1,510
Other long term debt	(h)	n/a	494		7	501
Capitalized interest			(549)	—	—	(549)
Totals			$60,349	$270	$4,949	$65,568

		Year Ended September 30, 2017
		Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense
Senior notes due 2022	(a)	5.55%	38,063	270	1,857	40,190
Revolver due 2020	(b)	n/a	4,951	—	567	5,518
Convert. debt due 2017	(c)	8.9%	1,167	1,248	148	2,563
Real estate mortgages	(d)	2.6%	582	—	58	640
ESOP Loans	(e)	4.2%	1,557	—	133	1,690
Capital lease - real estate	(f)	5.5%	296	—	25	321
Non U.S. lines of credit	(g)	n/a	76	—	128	204
Non U.S. term loan	(g)	n/a	860	—	67	927
Other long term debt	(h)		245		10	255
Capitalized interest			(795)	—	—	(795)
Totals			47,002	1,518	2,993	51,513

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

		Year Ended September 30, 2016
		Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense
Senior notes due 2022	(a)	5.48%	33,906	103	1,481	35,490
Revolver due 2020	(b)	n/a	2,564	—	512	3,076
Convert. debt due 2017	(c)	9.0%	4,000	4,346	443	8,789
Real estate mortgages	(d)	2.2%	439	—	62	501
ESOP Loans	(e)	3.1%	1,090	—	236	1,326
Capital lease - real estate	(f)	5.5%	353	—	25	378
Non U.S. lines of credit	(g)	n/a	553	—	91	644
Non U.S. term loan	(g)	n/a	659	—	13	672
Other long term debt	(h)		260		9	269
Capitalized interest			(1,202)	—	—	(1,202)
Totals			$42,622	$4,449	$2,872	$49,943

Minimum payments under debt agreements for the next five years are as follows: $13,011 in 2019, $43,330 in 2020, $6,802 in 2021, $5,233 in 2022, $4,827 in 2023 and $1,061,489 thereafter.

(a)
On October 2, 2017, in an unregistered offering through a private placement under Rule 144A, Griffon completed the add-on offering of $275,000 principal amount of its 5.25% senior notes due 2022, at 101.0% of par, to Griffon's previously issued $125,000 principal amount of its 5.25% senior notes due 2022, at 98.76% of par, completed on May 18, 2016 and $600,000 5.25% senior notes due in 2022, at par, which was completed on February 27, 2014 (collectively the “Senior Notes”). As of September 30, 2018, outstanding Senior Notes due totaled $1,000,000; interest is payable semi-annually on March 1 and September 1. The net proceeds of the $275,000 add-on offering were used to acquire ClosetMaid with the remaining proceeds used to pay down outstanding loan borrowings under Griffon's Revolving Credit Facility (the "Credit Agreement"). The net proceeds of the previously issued $125,000 add-on offering were used to pay down outstanding revolving loan borrowings under the Credit Agreement.

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

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On February 5, 2018, July 20, 2016 and June 18, 2014, Griffon exchanged all of the $275,000, $125,000 and $600,000 Senior Notes, respectively, for substantially identical Senior Notes registered under the Securities Act of 1933 via an exchange offer. The fair value of the Senior Notes approximated $990,000 on September 30, 2018 based upon quoted market prices (level 1 inputs). In connection with the issuance and exchange of the $275,000 senior notes, Griffon capitalized $8,472 of underwriting fees and other expenses; in addition to $13,329 capitalized under the previously issued $725,000 Senior Notes. All capitalized fees for the Senior Notes will amortize over the term of the notes and, at September 30, 2018, $14,830 remained to be amortized.

(b)
On March 22, 2016, Griffon amended its Credit Agreement to increase the credit facility from $250,000 to $350,000, extend its maturity from March 13, 2020 to March 22, 2021, and modify certain other provisions of the facility. On October 2, 2017 and on May 31, 2018, Griffon amended the Credit Agreement in connection with the ClosetMaid and the CornellCookson acquisitions, respectively, to modify the net leverage covenant. The facility includes a letter of credit sub-facility with a limit of $50,000 and a multi-currency sub-facility of $100,000. The Credit Agreement provides for same day borrowings of base rate loans. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility or the occurrence of an event of default under the Credit Agreement. Interest is payable on borrowings at either a

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

LIBOR or base rate benchmark rate, in each case without a floor, plus an applicable margin, which adjusts based on financial performance. Current margins are 1.75% for base rate loans and 2.75% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries (except that a lien on the assets of Griffon’s material domestic subsidiaries securing a limited amount of the debt under the credit agreement relating to Griffon's Employee Stock Ownership Plan ("ESOP") ranks pari passu with the lien granted on such assets under the Credit Agreement; see footnote (e) below). At September 30, 2018, under the Credit Agreement, there were $25,000 outstanding borrowings; outstanding standby letters of credit were $14,623; and $310,377 was available, subject to certain loan covenants, for borrowing at that date.

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

(d)
In September 2015 and March 2016, Griffon entered into mortgage loans in the amount of $32,280 and $8,000, respectively, and were due to mature in September 2025 and April 2018, respectively. The mortgage loans were secured and collateralized by four properties occupied by Griffon's subsidiaries and were guaranteed by Griffon. The loans had an interest at a rate of LIBOR plus 1.50%. The loans were paid off during the year ended September 30, 2018.

(e)
In August 2016, Griffon’s ESOP entered into an agreement that refinanced the existing ESOP loan into a new Term Loan in the amount of $35,092 (the "Agreement"). The Agreement also provided for a Line Note with $10,908 available to purchase shares of Griffon common stock in the open market. During 2017, Griffon's ESOP purchased 621,875 shares of common stock for a total of $10,908 or $17.54 per share, under a borrowing line that has now been fully utilized. On June 30, 2017, the Term Loan and Line Note were combined into a single Term Loan. The Term Loan bears interest at LIBOR plus 3.0%. The Term Loan requires quarterly principal payments of $569 with a balloon payment due at maturity on March 22, 2020. As a result of the special cash dividend of $1.00 per share, paid on April 16, 2018, the outstanding balance of the Term Loan was reduced by $5,705. As of September 30, 2018, $34,508, net of issuance costs, was outstanding under the Term Loan. The Term Loan is secured by shares purchased with the proceeds of the loan and with a lien on a specific amount of Griffon assets (which lien ranks pari passu with the lien granted on such assets under the Credit Agreement) and is guaranteed by Griffon.

(f)
Two Griffon subsidiaries have capital leases outstanding for real estate located in Troy, Ohio and Ocala, Florida. The leases mature in 2021 and 2022, respectively, and bear interest at fixed rates of approximately 5.0% and 8.0%, respectively. The Troy, Ohio lease is secured by a mortgage on the real estate and is guaranteed by Griffon. The Ocala, Florida lease contains two five-year renewal options. As of September 30, 2018, $7,423 was outstanding, net of issuance costs.

(g)
In November 2012, Garant G.P. (“Garant”) entered into a CAD 15,000 ($11,498 as of September 30, 2018) revolving credit facility. The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (3.70% LIBOR USD and 3.24% Bankers Acceptance Rate CDN as of September 30, 2018). The revolving facility matures in October 2019. Garant is required to maintain a certain minimum equity. As of September 30, 2018, there were no borrowings under the revolving credit facility with CAD 15,000 ($11,498 as of September 30, 2018) available for borrowing.

In July 2016, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries ("Griffon Australia") entered into an AUD 30,000 term loan and an AUD 10,000 revolver. The term loan refinanced two existing term loans and the revolver replaced two existing lines. In December 2016, the amount available under the revolver was increased from AUD 10,000 to AUD 20,000 and, in March 2017 the term loan commitment was increased by AUD 5,000. In September 2017, the term commitment was increased by AUD 15,000. The term loan requires quarterly principal payments of AUD 1,250 plus interest with a balloon payment of AUD 37,125 due upon maturity in October 2019, and accrues interest at Bank Bill Swap Bid Rate “BBSY” plus 2.00% per annum (3.99% at September 30, 2018). As of September 30, 2018, the term had an outstanding balance of AUD

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

40,875 ($29,546 as of September 30, 2018). The revolving facility matures in March 2019, but is renewable upon mutual agreement with the lender, and accrues interest at BBSY plus 2.0% per annum (3.90% at September 30, 2018). At September 30, 2018, the revolver had an outstanding balance of AUD 11,000 ($7,951 at September 30, 2018). The revolver and the term loan are both secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon guarantees the term loan. Griffon Australia is required to maintain a certain minimum equity level and is subject to a maximum leverage ratio and a minimum fixed charges cover ratio.
A UK subsidiary of Griffon maintained an invoice discounting arrangement secured by trade receivables. Interest was variable at 2.0% over the Sterling base rate. This facility was canceled in July 2018.

In July 2018, the AMES Companies UK Ltd and its subsidiaries ("Ames UK") entered into a GBP 14,000 term loan, GBP 4,000 mortgage loan and GBP 5,000 revolver. The term loan and mortgage loan require quarterly principal payments of GBP 350 and GBP 83 plus interest, respectively, and have balloon payments due upon maturity, July 2023, of GBP 7,000 and GBP 2,333, respectively. The Term Loan and Mortgage Loans accrue interest at the GBP LIBOR Rate plus 2.25% and 1.8%, respectively (3.05% and 2.60% at September 30, 2018, respectively). The revolving facility matures in July 2019, but is renewable upon mutual agreement with the lender, and accrues interest at the Bank of England Base Rate plus 1.5% (2.25% as of September 30, 2018). The revolver and the term loan are both secured by substantially all of the assets of Ames UK and its subsidiaries. Ames UK is subject to a maximum leverage ratio and a minimum fixed charges cover ratio. The invoice discounting arrangement was canceled and replaced by the above loan facilities. As of September 30, 2018, outstanding borrowings on these facilities totaled $23,987.

(h) Other long-term debt primarily consists of a loan with the Pennsylvania Industrial Development Authority, with the balance consisting of capital leases.
At September 30, 2018, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements.

NOTE 10 – EMPLOYEE BENEFIT PLANS

Griffon offers defined contribution plans to most of its U.S. employees. In addition to employee contributions to the plans, Griffon makes contributions based upon various percentages of compensation and/or employee contributions, which were $8,328 in 2018, $8,714 in 2017 and $8,301 in 2016.

The Company also provides healthcare and life insurance benefits for certain groups of retirees through several plans. For certain employees, the benefits are at fixed amounts per retiree and are partially contributory by the retiree. The post-retirement benefit obligation was $1,699 and $2,014 as of September 30, 2018 and 2017. The accumulated other comprehensive income (loss) for these plans was $(60) and ($107) as of September 30, 2018 and 2017, respectively, and the 2018 and 2017 benefit expense was $45 and $41, respectively. It is the Company’s practice to fund these benefits as incurred.

Griffon also has qualified and non-qualified defined benefit plans covering certain employees with benefits based on years of service and employee compensation. Over time, these amounts will be recognized as part of net periodic pension costs in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Griffon is responsible for overseeing the management of the investments of the qualified defined benefit plan and uses the services of an investment manager to manage these assets based on agreed upon risk profiles. The primary objective of the qualified defined benefit plan is to secure participant retirement benefits. As such, the key objective in this plan’s financial management is to promote stability and, to the extent appropriate, growth in the funded status. Financial objectives are established in conjunction with a review of current and projected plan financial requirements. The fair values of a majority of the plan assets were determined by the plans’ trustee using quoted market prices for identical instruments (level 1 inputs) as of September 30, 2018 and 2017. The fair value of various other investments was determined by the plan’s trustee using direct observable market corroborated inputs, including quoted market prices for similar assets (level 2 inputs). There were no pension assets measured using level 3 inputs.

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

Net periodic costs (benefits) were as follows:

	Defined Benefits for the Years Ended September 30,			Supplemental Benefits for the Years Ended September 30,
	2018	2017	2016	2018	2017	2016
Net periodic (benefits) costs:
Interest cost	$5,084	$4,892	$5,465	$544	$715	$1,243
Expected return on plan assets	(10,736)	(10,943)	(10,934)	—	—	—
Amortization of:
Prior service costs	—	1	1	14	15	19
Actuarial loss	755	1,980	1,131	628	1,347	1,224
Total net periodic (benefits) costs	$(4,897)	$(4,070)	$(4,337)	$1,186	$2,077	$2,486

The tax benefits in 2018, 2017 and 2016 for the amortization of pension costs in Other comprehensive income (loss) were $342, $1,170 and $831, respectively.

The estimated net actuarial loss and prior service cost that will be amortized from AOCI into Net periodic pension cost during 2019 is $887 and $14, respectively.

The weighted-average assumptions used in determining the net periodic (benefits) costs were as follows:

	Defined Benefits for the Years Ended September 30,			Supplemental Benefits for the Years Ended September 30,
	2018	2017	2016	2018	2017	2016
Discount rate	4.10%	3.64%	3.42%	3.99%	3.18%	2.86%
Expected return on assets	7.00%	7.25%	7.50%	—%	—%	—%

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Plan assets and benefit obligation of the defined and supplemental benefit plans were as follows:

	Defined Benefits at September 30,		Supplemental Benefits at September 30,
	2018	2017	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$174,337	$189,156	$32,627	$35,774
Interest cost	5,084	4,892	544	715
Benefits paid	(10,531)	(10,393)	(3,001)	(4,057)
Actuarial (gain) loss	(7,562)	(9,318)	(14,452)	195
Benefit obligation at end of fiscal year	161,328	174,337	15,718	32,627
Change in plan assets:
Fair value of plan assets at beginning of fiscal year	150,822	144,316	—	—
Actual return on plan assets	7,940	13,152	—	—
Company contributions	2,449	3,747	3,001	4,057
Benefits paid	(10,531)	(10,393)	(3,001)	(4,057)
Fair value of plan assets at end of fiscal year	150,680	150,822	—	—
Projected benefit obligation in excess of plan assets	$(10,648)	$(23,515)	$(15,718)	$(32,627)
Amounts recognized in the statement of financial position consist of:
Accrued liabilities	$—	$—	$(1,906)	$(3,984)
Other liabilities (long-term)	(10,648)	(23,515)	(13,812)	(28,643)
Total Liabilities	(10,648)	(23,515)	(15,718)	(32,627)
Net actuarial losses	19,088	24,608	4,965	20,045
Prior service cost	—	—	28	42
Deferred taxes	(6,103)	(9,069)	(1,597)	(7,486)
Total Accumulated other comprehensive loss, net of tax	12,985	15,539	3,396	12,601
Net amount recognized at September 30,	$2,337	$(7,976)	$(12,322)	$(20,026)
Accumulated benefit obligations	$161,328	$174,337	$15,718	$32,627
Information for plans with accumulated benefit obligations in excess of plan assets:
ABO	$161,328	$174,337	$15,718	$32,627
PBO	161,328	174,337	15,718	32,627
Fair value of plan assets	150,680	150,822	—	—

The weighted-average assumptions used in determining the benefit obligations were as follows:

	Defined Benefits at September 30,		Supplemental Benefits at September 30,
	2018	2017	2018	2017
Weighted average discount rate	4.10%	3.64%	3.99%	3.18%

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

The actual and weighted-average asset allocation for qualified benefit plans were as follows:

	At September 30,
	2018	2017	Target
Cash and equivalents	18.0%	18.0%	—%
Equity securities	68.5%	58.0%	63.0%
Fixed income	9.5%	19.3%	37.0%
Other	4.0%	4.7%	—%
Total	100.0%	100.0%	100.0%

Estimated future benefit payments to retirees, which reflect expected future service, are as follows:

For the years ending September 30,	Defined Benefits	Supplemental Benefits
2019	$10,767	$1,906
2020	10,892	1,822
2021	10,979	1,734
2022	10,960	1,642
2023	10,950	1,545
2024 through 2028	53,652	6,068

During 2018, Griffon expects to contribute $1,906 in payments related to Supplemental Benefits that will be funded from the general assets of Griffon. Griffon expects to contribute $3,114 to the Defined Benefit plan in 2019.

The Clopay AMES Plan is covered by the Pension Protection Act of 2006. The Adjusted Funding Target Attainment Percent for the plan as of January 1, 2018 was 95.8%. Since the plan was in excess of the 80% funding threshold there were no plan restrictions. The expected level of 2019 catch up contributions is $1,100.

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

The following table presents the fair values of Griffon’s pension and post-retirement plan assets by asset category:

At September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$27,209	$—	$—	$27,209
Debt instruments	14,269	—	—	14,269
Equity securities	41,042	—	—	41,042
Commingled funds	—	62,088	—	62,088
Limited partnerships and hedge fund investments	—	6,026	—	6,026
Total	$82,520	$68,114	$—	$150,634

At September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$27,156	$—	$—	$27,156
Debt instruments	14,520	—	—	14,520
Equity securities	40,423	—	—	40,423
Commingled funds	—	62,907	—	62,907
Limited partnerships and hedge fund investments	—	5,816	—	5,816
Total	$82,099	$68,723	$—	$150,822

Griffon has an ESOP that covers substantially all domestic employees. All U.S. employees of Griffon, who are not members of a collective bargaining unit, automatically become eligible to participate in the plan on the October 1st following completion of one qualifying year of service (as defined in the plan). Securities are allocated to participants’ individual accounts based on the proportion of each participant’s aggregate compensation (not to exceed $275 for the plan year ended September 30, 2018), to the total of all participants’ compensation. Shares of the ESOP which have been allocated to employee accounts are charged to expense based on the fair value of the shares transferred and are treated as outstanding in determining earnings per share. Dividends paid on shares held by the ESOP are used to offset debt service on ESOP Loans. Dividends paid on shares held in participant accounts are utilized to allocate shares from the aggregate number of shares to be released, equal in value to those dividends, based on the closing price of Griffon common stock on the dividend payment date. Compensation expense under the ESOP was $9,532 in 2018, $5,643 in 2017 and $3,689 in 2016. The cost of the shares held by the ESOP and not yet allocated to employees is reported as a reduction of Shareholders’ Equity. The fair value of the unallocated ESOP shares as of September 30, 2018 and 2017 based on the closing stock price of Griffon’s stock was $47,916 and $69,394, respectively. The ESOP shares were as follows:

	At September 30,
	2018	2017
Allocated shares	3,157,530	2,676,486
Unallocated shares	2,477,385	3,125,850
Total	5,634,915	5,802,336

NOTE 11 – INCOME TAXES

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

The Company has recorded provisional amounts for the effects of the TCJA where accounting is not complete, but a reasonable estimate has been determined. As of September 30, 2018, the company recorded a $20,587 benefit on the revaluation of deferred tax liabilities as a provisional amount for the re-measurement of deferred tax assets and liabilities, as well as an amount for deductible executive compensation expense, both of which have been reflected in the tax provision for the year ended September 30, 2018.

The TCJA requires companies to pay a one-time transition tax on mandatory deemed repatriation of post-1986 undistributed foreign earnings and profits (“E&P”). The Company has recorded a provisional transition tax charge of $13,100 net of foreign tax credits. These have been included in the income tax provision for the year ended September 30, 2018. The Company will refine its calculation of the total post-1986 foreign E&P for any adjustments impacting its foreign subsidiaries and foreign tax credits. Under the TCJA, the Company will elect to pay the transition tax interest-free over eight years.

The provisional amounts incorporate assumptions made based upon the Company’s current interpretation of the TCJA and may change as the Company receives additional clarification and implementation guidance.

In accordance with SAB 118 adjustments recorded to the provisional amounts will be reflected within the measurement period ending December 31, 2018 and will be included in income from continuing operations and net income as an adjustment to tax expense.

Income taxes have been based on the following components of Income before taxes from continuing operations:

	For the Years Ended September 30,
	2018	2017	2016
Domestic	$4,942	$(1,339)	$23,163
Non-U.S.	28,868	18,037	9,050
	$33,810	$16,698	$32,213

Provision (benefit) for income taxes on income was comprised of the following from continuing operations:

	For the Years Ended September 30,
	2018	2017	2016
Current	$18,188	$(3,426)	$6,388
Deferred	(17,633)	2,341	6,044
Total	$555	$(1,085)	$12,432
U.S. Federal	$(12,714)	$(6,689)	$4,358
State and local	5,175	3,307	3,287
Non-U.S.	8,094	2,297	4,787
Total provision	$555	$(1,085)	$12,432

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Griffon's income tax provision for the years ended September 30, 2018, 2017 and 2016 included a $1,299, $4,440 and $2,193 benefit, respectively, from the early adoption of the new FASB accounting guidance which now requires excess tax benefits from vesting of equity awards to be recognized within income tax expense. Under this guidance all excess tax benefits (“windfalls”) and deficiencies (“shortfalls”) related to employee stock compensation are recognized within income tax expense. Under prior guidance windfalls were recognized to Additional Paid In Capital and shortfalls were only recognized to the extent they exceed the pool of windfall tax benefits.

Griffon’s income tax provision included benefits of ($421) in 2018, ($122) in 2017, and ($2,172) in 2016 reflecting the reversal of previously recorded tax liabilities including the resolution of various tax audits and the closing of certain statutes for prior years’ tax returns.

Differences between the effective income tax rate applied to Income and U.S. Federal income statutory rate from continuing operations were as follows:

	For the Years Ended September 30,
	2018	2017	2016
U.S. Federal income tax provision (benefit) rate	24.5%	35.0%	35.0%
State and local taxes, net of Federal benefit	10.2%	12.4%	6.6%
Non-U.S. taxes - foreign permanent items and taxes	3.6%	(12.4)%	(1.6)%
Non-U.S. tax true-up	—%	(11.4)%	—%
Change in domestic manufacturing deduction	—%	(5.8)%	—%
Change in tax contingency reserves	(0.6)%	0.7%	(6.3)%
Impact of federal rate change on deferred tax balances	(60.0)%	—%	—%
Repatriation of foreign earnings	61.6%	—%	—%
Change in valuation allowance	13.4%	(0.6)%	(0.6)%
Non-deductible/non-taxable items, net	(2.4)%	8.3%	2.6%
Research and U.S. foreign tax credits	(39.4)%	(3.6)%	8.8%
Share based compensation	(3.8)%	(26.6)%	(5.7)%
Other	(5.5)%	(2.5)%	(0.2)%
Effective tax provision (benefit) rate	1.6%	(6.5)%	38.6%

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

The tax effect of temporary differences that give rise to future deferred tax assets and liabilities are as follows:

	At September 30,
	2018	2017
Deferred tax assets:
Bad debt reserves	$1,404	$2,509
Inventory reserves	7,709	7,615
Deferred compensation (equity compensation and defined benefit plans)	11,437	27,430
Compensation benefits	5,434	6,111
Insurance reserve	1,782	2,985
Restructuring reserve	—	29
Warranty reserve	2,598	2,893
Net operating loss	10,593	37,383
Tax credits	6,379	1,866
Other reserves and accruals	5,433	7,658
	52,769	96,479
Valuation allowance	(8,520)	(17,466)
Total deferred tax assets	44,249	79,013
Deferred tax liabilities:
Deferred income	—	(1,862)
Goodwill and intangibles	(44,402)	(70,560)
Property, plant and equipment	(39,260)	(51,488)
Deferred gain on assets held for sale	—	(16,300)
Other	(1,086)	(1,016)
Total deferred tax liabilities	(84,748)	(141,226)
Net deferred tax liabilities	$(40,499)	$(62,213)

The decrease in the valuation allowance of $8,946 is primarily the result of the disposition of PPC and its related valuation allowance on accumulated Germany net operating losses. The deferred tax gain on assets held for sale results from the book versus tax outside basis difference and was removed concurrent with the sale of PPC.

The components of the net deferred tax liability, by balance sheet account, were as follows:

	At September 30,
	2018	2017
Other assets	$61	$6
Assets of discontinued operations held for sale	—	6,745
Other liabilities	(42,689)	(58,505)
Liabilities of discontinued operations held for sale	872	(12,584)
Liabilities of discontinued operations not held for sale	1,257	2,125
Net deferred liability	$(40,499)	$(62,213)

At both September 30, 2018 and 2017, Griffon has a policy election to indefinitely reinvest the undistributed earnings of foreign subsidiaries with operations outside the U.S. Griffon considers the earnings of these foreign subsidiaries to be indefinitely invested outside the U.S. on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs.  The majority of the amounts held outside the U.S. are generally utilized to support non U.S. liquidity needs in order to fund operations and growth of the foreign subsidiaries, and for funding of acquisitions.  Griffon has not recorded deferred income taxes on the undistributed earnings of its non-U.S. subsidiaries because of management’s ability and intent to indefinitely reinvest such earnings outside the U.S. At September 30, 2018, Griffon’s share of the undistributed earnings of the non-U.S. subsidiaries amounted to approximately $64,204. It is not practicable to estimate the amount of deferred tax liability related to investments in

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

these foreign subsidiaries.  If a determination is made to repatriate some or all of these foreign earnings, the income tax provision would be adjusted in the period of that determination to accrue for the taxes payable on such earnings.

At September 30, 2018 and 2017, Griffon had loss carryforwards for U.S. tax purposes of $6,089 and $1,264, respectively, and non-U.S. tax purposes of $7,319 and $7,941, respectively. The U.S. losses expire beginning in 2033. The non-U.S. loss carryforwards are available for carryforward indefinitely.

At September 30, 2018 and 2017, Griffon had state and local loss carryforwards of $124,442 and $114,837, respectively, which expire in varying amounts through 2038.

At September 30, 2018 and 2017, Griffon had federal tax credit carryforwards of $5,740 and $1,762, respectively, which expire beginning in 2028.

We believe it is more likely than not that the benefit from certain state net operating losses and federal tax credits will not be realized. In recognition of this risk, we have provided a valuation allowance as of September 30, 2018 and 2017 of $7,597 and $1,343, respectively, on the deferred tax assets relating to these state net operating loss carryforwards and federal credits. If our assumptions change and we determine we will be able to realize these state net operating loss carryforwards or federal credits, the benefits relating to the reversal of the valuation allowance will be recognized as a reduction of income tax expense.

If certain substantial changes in Griffon's ownership occur, there would be an annual limitation on the amount of carryforward(s) that can be utilized.

Griffon files U.S. Federal, state and local tax returns, as well as applicable returns in Canada, Australia, Ireland and other non-U.S. jurisdictions. Griffon’s U.S. Federal income tax returns are no longer subject to income tax examination for years before 2013. Griffon's major U.S. state and other non-U.S. jurisdictions are no longer subject to income tax examinations for years before 2011. Various U.S. state and non-U.S. statutory tax audits are currently underway.

The following is a roll forward of unrecognized tax benefits:

Balance at September 30, 2016	$4,709
Additions based on tax positions related to the current year	177
Additions based on tax positions related to prior years	69
Reductions based on tax positions related to prior years	(8)
Lapse of Statutes	(122)
Balance at September 30, 2017	4,825
Additions based on tax positions related to the current year	152
Reductions based on tax positions related to prior years	(253)
Additions based on tax positions related to prior years	26
Lapse of Statutes	(194)
Settlements	(37)
Balance at September 30, 2018	$4,519

If recognized, the amount of potential tax benefits that would impact Griffon’s effective tax rate is $1,248. Griffon recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. At September 30, 2018 and 2017, the combined amount of accrued interest and penalties related to tax positions taken or to be taken on Griffon’s tax returns and recorded as part of the reserves for uncertain tax positions was $122 and $174, respectively. Griffon cannot reasonably estimate the extent to which existing liabilities for uncertain tax positions may increase or decrease within the next twelve months as a result of the progression of ongoing tax audits or other events. Griffon believes that it has adequately provided for all open tax years by tax jurisdiction.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

NOTE 12 – STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION

During 2018, 2017 and 2016, the Company declared and paid cash dividends totaling $0.28 per share, $0.24 per share and $0.20 per share, respectively. In addition, on March 7, 2018, the Board of Directors declared a special cash dividend of $1.00 per share, totaling $38,073 and paid on April 16, 2018 to shareholders of record as of the close of business on March 29, 2018. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends. Dividends paid on shares in the ESOP, including the special dividend, were used to offset ESOP loan payments and prepay principal and recorded as a reduction of debt service payments and compensation expense. A dividend payable was established for the holders of restricted shares; such dividends will be released upon vesting of the underlying restricted shares.

On November 14, 2018, the Board of Directors declared a cash dividend of $0.0725 per share, payable on December 20, 2018 to shareholders of record as of the close of business on November 29, 2018.

On January 29, 2016, shareholders approved the Griffon Corporation 2016 Equity Incentive Plan ("Incentive Plan") under which awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, restricted stock units, deferred shares and other stock-based awards may be granted. On January 31, 2018, shareholders approved Amendment No. 1 to the Incentive Plan pursuant which, among other things, added 1,000,000 shares to the Incentive Plan. Options granted under the Incentive Plan may be either “incentive stock options” or nonqualified stock options, generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The maximum number of shares of common stock available for award under the Incentive Plan is 3,350,000 (600,000 of which may be issued as incentive stock options), plus (i) any shares reserved for issuance under the 2011 Equity Incentive Plan as of the effective date of the Incentive Plan, and (ii) any shares underlying awards outstanding on such effective date under the 2011 Incentive Plan that are canceled or forfeited. As of September 30, 2018, 1,145,834 shares were available for grant.

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

	For the Years Ended September 30,
	2018	2017	2016
Pre-tax compensation expense	$10,078	$8,090	$10,136
Tax benefit	(2,469)	(2,836)	(3,553)
Total stock-based compensation expense, net of tax	$7,609	$5,254	$6,583

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

As of ended September 30, 2018 and 2017, a stock option to purchase 350,000 shares was outstanding and exercisable at a weighted average exercise price of $20.00. This option expired on October 1, 2018.

A summary of restricted stock activity, inclusive of restricted stock units, for the year ended September 30, 2018, is as follows:

	Shares	Weighted Average Grant- Date Fair Value
Unvested at September 30, 2017	2,255,796	$13.65
Granted	1,343,929	17.30
Vested	(536,958)	20.89
Forfeited	(212,939)	20.91
Unvested at September 30, 2018	2,849,828	14.89

The fair value of restricted stock which vested during the year ended September 30, 2018, 2017, and 2016 was $11,216, $29,508 and $23,965, respectively.

Unrecognized compensation expense related to non-vested shares of restricted stock was $22,869 at September 30, 2018 and will be recognized over a weighted average vesting period of 2.3 years.

At September 30, 2018, a total of approximately 4,345,662 shares of Griffon’s authorized Common Stock were reserved for issuance in connection with stock compensation plans.

During 2018, Griffon granted 1,343,929 shares of restricted stock and restricted stock units. This included 815,929 shares of restricted stock and restricted stock units, subject to certain performance conditions, with vesting periods of three years, with a total fair value of $16,238, or a weighted average fair value of $19.90 per share. Also, this included 528,000 shares of restricted stock granted to two senior executives with a vesting period of four years and a two year post-vesting holding period, subject to the achievement of certain absolute and relative performance conditions relating to the price of Griffon's common stock. The Monte Carlo Simulation model was chosen to value the two senior executive awards; the total fair value of these restricted shares is approximately $7,008, or a weighted average fair value of $13.27. So long as the minimum performance condition is attained, the amount of shares that can vest will range from 384,000 to 528,000.

On each of August 3, 2016 and August 1, 2018, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under these share repurchase programs, the Company may purchase shares of its common stock, depending upon market conditions, in open market or privately negotiated transactions, including pursuant to a 10b5-1 plan. Shares repurchased are recorded at cost. During 2018, Griffon purchased 2,088,739 shares of common stock under these repurchase programs, for a total of $41,110 or $19.68 per share. At September 30, 2018, an aggregate of $58,327 remains under Griffon's Board authorized repurchase authorizations.

In addition to the repurchases under Board authorized programs, during 2018, 199,978 shares, with a market value of $4,495, or $22.48 per share, were withheld to settle employee taxes due upon the vesting of restricted stock.

On December 10, 2013 Griffon repurchased 4,444,444 shares of common stock from GS Direct in a private transaction at a per share price of $11.25, an approximate 9.2% discount to the stock’s closing price on November 12, 2013, the day before announcement of the transaction. On June 19, 2018, GS Direct completed an underwritten secondary offering to sell 5,583,375 shares of Griffon's common stock, inclusive of the underwriters’ 30-day option to purchase additional shares. Following the closing of the offering, GS Direct no longer owns any shares of Griffon. GS Direct's initial 10,000,000 share investment was in 2008.

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

NOTE 13 – COMMITMENTS AND CONTINGENT LIABILITIES

Operating leases
Griffon rents real property and equipment under operating leases expiring at various dates. Most of the real property leases have escalation clauses related to increases in real property taxes. Rent expense for all operating leases totaled approximately $35,726, $26,297 and $26,180 in 2018, 2017 and 2016, respectively. Aggregate future minimum lease payments for operating leases at September 30, 2018 are $32,189 in 2019, $26,365 in 2020, $16,600 in 2021, $10,811 in 2022, $6,082 in 2023 and $12,135 thereafter.

Purchase Commitments
Purchase obligations are generally for the purchase of goods and services in the ordinary course of business. Griffon uses blanket purchase orders to communicate expected requirements to certain vendors. Purchase obligations reflect those purchase orders where the commitment is considered to be firm. Purchase obligations that extend beyond 2017 are principally related to long-term contracts received from customers of Telephonics. Aggregate future minimum purchase obligations at September 30, 2018 are $226,026 in 2019, $5,569 in 2020, $2 in 2021, $1 in 2022 and $1,470 in 2023.

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

Union Fork and Hoe, Frankfort, NY site. The former Union Fork and Hoe property in Frankfort, NY was acquired by Ames in 2006 as part of a larger acquisition, and has historic site contamination involving chlorinated solvents, petroleum hydrocarbons and metals. AMES has entered into an Order on Consent with the New York State Department of Environmental Conservation. While the Order is without admission or finding of liability or acknowledgment that there has been a release of hazardous substances at the site, AMES is required to perform a remedial investigation of certain portions of the property and to recommend a remediation option. At the conclusion of the remediation phase to the satisfaction of the DEC, the DEC will issue a Certificate of Completion. AMES has performed significant investigative and remedial activities in the last few years under work plans approved by the DEC, and the DEC has approved the final remedial investigation and feasibility study reports. AMES’ recommended remedial option of excavation and offsite disposal of lead contaminated soils, capping of other areas of the site impacted by other metals and performing limited groundwater monitoring was accepted by the DEC in a Record of Decision issued March 1, 2018. The Company has submitted a final design and implementation workplan to the State of New York and is awaiting approval. Implementation of the selected remedial alternative is expected to be completed in 2019. AMES has a number of defenses to liability in this matter, including its rights under a previous Consent Judgment entered into between the DEC and a predecessor of AMES relating to the site.

U.S. Government investigations and claims

Defense contracts and subcontracts, including Griffon’s contracts and subcontracts, are subject to audit and review by various agencies and instrumentalities of the United States government, including among others, the Defense Contract Audit Agency, the Defense Criminal Investigative Service, and the Department of Justice which has responsibility for asserting claims on behalf of the US government.

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

NOTE 14 – EARNINGS PER SHARE

Basic and diluted EPS for the years ended September 30, 2018, 2017 and 2016 were determined using the following information (in thousands):

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

	2018	2017	2016
Weighted average shares outstanding - basic	41,005	41,005	41,074
Incremental shares from stock based compensation	1,417	1,642	2,326
Convertible debt due 2017	—	364	709
Weighted average shares outstanding - diluted	42,422	43,011	44,109
Anti-dilutive options excluded from diluted EPS computation	—	—	6

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

On September 5, 2017, Griffon entered into an engagement letter with Goldman Sachs pursuant to which Goldman Sachs agreed to act as Griffon’s financial advisor in connection with the exploration of strategic alternatives for Clopay Plastics. On November 15, 2017, Griffon signed an agreement to sell Clopay Plastics for approximately $475,000 to Berry. Under the terms of the engagement letter, upon the closing of the transaction a customary advisory fee will be payable by Griffon to Goldman Sachs.

Goldman Sachs acted as a joint lead manager and as an initial purchaser in connection with Griffon’s add-on offering of $275,000 aggregate principal amount of 5.25% senior notes due 2022 that closed on October 2, 2017, and received a customary fee upon closing of the offering.

On June 19, 2018, GS Direct completed an underwritten secondary offering to sell 5,583,375 shares of Griffon's common stock, inclusive of the underwriters' 30-day option to purchase additional shares. Following the closing of the offering, GS Direct no longer owns any shares of Griffon. GS Direct's initial 10,000,000 share investment was in 2008.

NOTE 16 — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly results of continuing operations for the years ended September 30, 2018 and 2017 were as follows:

Quarter ended	Revenue	Gross Profit	Income from continuing operations	Per Share - Basic	Per Share - Diluted
2018
December 31, 2017	$437,303	$120,844	$22,831	$0.54	$0.53
March 31, 2018	478,560	121,473	1,951	0.05	0.05
June 30, 2018	516,550	138,792	7,442	0.18	0.18
September 30, 2018	545,505	148,451	1,031	0.03	0.02
	$1,977,918	$529,560	$33,255	$0.81	$0.78
2017
December 31, 2016	$352,277	$96,744	$7,044	$0.18	$0.17
March 31, 2017	383,807	98,869	1,950	0.05	0.05
June 30, 2017	358,114	97,984	4,452	0.11	0.10
September 30, 2017	430,799	114,519	4,337	0.10	0.10
	$1,524,997	$408,116	$17,783	$0.43	$0.41

Notes to Quarterly Financial Information (unaudited):

•	Earnings (loss) per share are computed independently for each quarter and year presented; as such the sum of the quarters may not be equal to the full year amounts.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

•
2018 Net income, and the related per share earnings, included, net of tax, acquisition related costs of $2,348, $378, $2,320 for the first, second and third quarters, respectively, a cost of life insurance benefit of $248 for the first quarter, special dividend ESOP charges of $2,125 for the third quarter, and secondary equity offering costs of $795 for the third quarter.

•	2017 Net income, and the related per share earnings, included, net of tax, acquisition related costs of $6,145 and contract settlement charges of $3,300.

NOTE 17 — REPORTABLE SEGMENTS

Griffon’s reportable segments from continuing operations are as follows:

•
HBP is a global provider of long-handled tools and landscaping products for homeowners and professionals; a leading North American manufacturer and marketer of wood and wire closet organization, general living storage and wire garage storage products to home center retail chains, mass merchandisers, and direct-to builder professional installers; a leading manufacturer and marketer of residential and commercial garage doors to professional dealers and to some of the largest home center retail chains in North America; as well as a leading U.S. manufacturer and marketer of rolling steel door and grille products designed for commercial, industrial, institutional, and retail use.

•
Defense Electronics segment consists of Telephonics a globally recognized leading provider of highly sophisticated intelligence, surveillance and communications solutions for defense, aerospace and commercial customers.

On November 16, 2017, Griffon announced it entered into a definitive agreement to sell PPC and on February 6, 2018, completed the sale to Berry for approximately $475,000. As a result, Griffon classified the results of operations of the PPC business as discontinued operations in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operations in the consolidated balance sheets. All results and information presented exclude PPC unless otherwise noted. See Note 6, Discontinued Operations to the Notes of the Financial Statements.

On October 2, 2017, Griffon acquired ClosetMaid. ClosetMaid, founded in 1965, is a leading North American manufacturer and marketer of wood and wire closet organization, general living storage and wire garage storage products and sells to some of the largest home center retail chains, mass merchandisers, and direct-to-builder professional installers in North America. The accounts of ClosetMaid, affected for preliminary adjustments to reflect fair market values assigned to assets purchased and liabilities assumed, are included in the Company’s consolidated financial statements from the date of acquisition.

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

Information on Griffon’s reportable segments from continuing operations is as follows:

	For the Years Ended September 30,
REVENUE	2018	2017	2016
Home & Building Products:
AMES	$953,612	$545,269	$513,973
CBP	697,969	568,001	527,370
Home & Building Products	1,651,581	1,113,270	1,041,343
Defense Electronics	326,337	$411,727	$435,692
Total consolidated net sales	$1,977,918	$1,524,997	$1,477,035

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

	For the Years Ended September 30,
INCOME BEFORE TAXES FROM CONTINUING OPERATIONS	2018	2017	2016
Segment operating profit:
Home & Building Products	$130,487	$89,495	$79,682
Defense Electronics	25,262	29,943	42,801
Segment operating profit from continuing operations	155,749	119,438	122,483
Net interest expense	(63,871)	(51,449)	(49,877)
Unallocated amounts	(45,812)	(42,398)	(40,393)
Acquisition costs	(5,217)	(8,893)	—
Special dividend charges	(3,220)	—	—
Cost of life insurance benefit	(2,614)	—	—
Secondary equity offering costs	(1,205)	—	—
Income before taxes from continuing operations	$33,810	$16,698	$32,213

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

The following table provides a reconciliation of Segment adjusted EBITDA to Income before taxes and discontinued operations:

	For the Years Ended September 30,
	2018	2017	2016
Segment adjusted EBITDA:
Home & Building Products	$177,400	$126,766	$114,949
Defense Electronics	36,063	45,931	53,385
Total Segment adjusted EBITDA from continuing operations	213,463	172,697	168,334
Net interest expense	(63,871)	(51,449)	(49,877)
Segment depreciation and amortization	(55,334)	(47,398)	(45,851)
Unallocated amounts	(45,812)	(42,398)	(40,393)
Acquisition costs	(7,597)	(9,617)	—
Special dividend charges	(3,220)	—	—
Cost of life insurance benefit	(2,614)	—	—
Secondary equity offering costs	(1,205)	—	—
Contract settlement charges	—	(5,137)	—
Income before taxes from continuing operations	$33,810	$16,698	$32,213

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

	For the Years Ended September 30,
DEPRECIATION and AMORTIZATION	2018	2017	2016
Segment:
Home & Building Products	$44,533	$36,547	$35,267
Defense Electronics	10,801	10,851	10,584
Total segment depreciation and amortization	55,334	47,398	45,851
Corporate	469	480	491
Total consolidated depreciation and amortization	$55,803	$47,878	$46,342

CAPITAL EXPENDITURES
Segment:
Home & Building Products	$36,587	$24,476	$49,351
Defense Electronics	10,941	8,204	9,007
Total segment	47,528	32,680	58,358
Corporate	2,610	2,257	918
Total consolidated capital expenditures	$50,138	$34,937	$59,276

ASSETS	At September 30, 2018	At September 30, 2017	At September 30, 2016
Segment assets:
Home & Building Products	$1,631,631	$1,084,103	$1,020,297
Defense Electronics	346,907	343,445	334,631
Total segment assets	1,978,538	1,427,548	1,354,928
Corporate	103,112	71,980	62,257
Total continuing assets	2,081,650	1,499,528	1,417,185
Assets of discontinued operations	3,240	374,013	364,911
Consolidated total	$2,084,890	$1,873,541	$1,782,096

Segment information by geographic region was as follows:

	For the Years Ended September 30,
REVENUE BY GEOGRAPHIC AREA - DESTINATION	2018	2017	2016
United States	$1,521,187	$1,164,958	$1,149,448
Europe	102,814	67,048	68,604
Canada	123,341	106,080	102,333
Australia	166,980	124,757	106,780
All other countries	63,596	62,154	49,870
Consolidated revenue	$1,977,918	$1,524,997	$1,477,035

	For the Years Ended September 30,
LONG-LIVED ASSETS BY GEOGRAPHIC AREA	2018	2017	2016
United States	$612,294	$358,795	$370,332
Canada	33,884	36,383	35,984
Australia	33,288	35,917	26,196
United Kingdom	24,892	4,144	—
Mexico	7,017	—	—
All other countries	1,976	2,023	2,342
Consolidated long-lived assets, net	$713,351	$437,262	$434,854

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

As a percentage of consolidated revenue from continuing operations, HBP sales to Home Depot approximated 19% in 2018 and 17% in both 2017 and 2016, respectively; and Telephonics aggregate sales to the United States Government and its agencies approximated 10% in 2018, 18% in 2017 and 21% in 2016.

NOTE 18 – OTHER INCOME (EXPENSE)

Other income (expense) included ($200), ($723) and $(550) for the years ended September 30, 2018, 2017 and 2016, respectively, of currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, as well as $1,184, $53 and $316, respectively, of investment income.

NOTE 19 - OTHER COMPREHENSIVE INCOME (LOSS)
The amounts recognized in other comprehensive income (loss) were as follows:

	Years Ended September 30,
	2018			2017			2016
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$9,403	$—	$9,403	$10,667	$—	$10,667	$17,284	$—	$17,284
Pension and other defined benefit plans	24,081	(7,700)	16,381	14,160	(4,957)	9,203	(8,694)	3,043	(5,651)
Cash flow hedge	900	(315)	585	1,370	(480)	890	(2,593)	907	(1,686)
Total other comprehensive income (loss)	$34,384	$(8,015)	$26,369	$26,197	$(5,437)	$20,760	$5,997	$3,950	$9,947

The components of Accumulated other comprehensive income (loss) are as follows:

	At September 30,
	2018	2017
Foreign currency translation	$(22,824)	$(32,227)
Pension and other defined benefit plans	(11,759)	(28,140)
Cash flow hedge	471	(114)
	$(34,112)	$(60,481)

Total comprehensive income (loss) were as follows:

	For the Years Ended September 30,
	2018	2017	2016
Net income (loss)	$125,678	$14,912	$30,010
Other comprehensive income (loss), net of taxes	26,369	20,760	9,947
Comprehensive income (loss)	$152,047	$35,672	$39,957

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Amounts reclassified from accumulated other comprehensive income (loss) to income (loss) were as follows:

	For the Years Ended September 30,
Gain (Loss)	2018	2017	2016
Pension amortization	$(1,397)	$(3,343)	$(2,375)
Cash flow hedges	657	(1,458)	(752)
Total before tax	(740)	(4,801)	(3,127)
Tax	155	1,680	1,094
Net of tax	$(585)	$(3,121)	$(2,033)

NOTE 20 – CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the domestic assets of Clopay Building Products Company, Inc., Telephonics Corporation, The AMES Companies, Inc., ATT Southern, Inc., Clopay Ames True Temper Holding, Corp., ClosetMaid, LLC, CornellCookson, LLC and Cornell Real Estate Holdings, LLC. all of which are indirectly 100% owned by Griffon. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act of 1933, presented below are condensed consolidating financial information as of September 30, 2018 and 2017, and for the years ended September 30, 2018, 2017 and 2016. The financial information may not necessarily be indicative of results of operations or financial position had the guarantor companies or non-guarantor companies operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly owned subsidiaries accounted for under the equity method.

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

CONDENSED CONSOLIDATING BALANCE SHEETS
At September 30, 2018

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CURRENT ASSETS
Cash and equivalents	$15,976	$16,353	$37,429	$—	$69,758
Accounts receivable, net of allowances	—	234,885	69,729	(24,105)	280,509
Contract costs and recognized income not yet billed, net of progress payments	—	121,393	410	—	121,803
Inventories	—	332,067	66,373	(81)	398,359
Prepaid and other current assets	12,179	21,313	6,168	2,461	42,121
Assets of discontinued operations not held for sale	—	—	324	—	324
Total Current Assets	28,155	726,011	180,433	(21,725)	912,874
PROPERTY, PLANT AND EQUIPMENT, net	936	299,920	41,636	—	342,492
GOODWILL	6,646	361,507	71,242	—	439,395
INTANGIBLE ASSETS, net	93	293,093	77,672	—	370,858
INTERCOMPANY RECEIVABLE	56,396	314,394	(121,445)	(249,345)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	1,528,932	968,330	3,347,894	(5,845,156)	—
OTHER ASSETS	8,651	15,942	374	(8,612)	16,355
ASSETS OF DISCONTINUED OPERATIONS NOT HELD FOR SALE	—	—	2,916	—	2,916
Total Assets	$1,629,809	$2,979,197	$3,600,722	$(6,124,838)	$2,084,890

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$2,276	$3,398	$7,337	$—	$13,011
Accounts payable and accrued liabilities	26,639	303,154	59,531	(16,474)	372,850
Liabilities of discontinued operations not held for sale	—	(22,327)	29,537	—	7,210
Total Current Liabilities	28,915	284,225	96,405	(16,474)	393,071
LONG-TERM DEBT, net	1,044,071	6,110	57,890	—	1,108,071
INTERCOMPANY PAYABLES	66,058	(77,760)	263,227	(251,525)	—
OTHER LIABILITIES	16,374	73,391	20,592	(3,647)	106,710
LIABILITIES OF DISCONTINUED OPERATIONS NOT HELD FOR SALE	—	—	2,647	—	2,647
Total Liabilities	1,155,418	285,966	440,761	(271,646)	1,610,499
SHAREHOLDERS’ EQUITY	474,391	2,693,231	3,159,961	(5,853,192)	474,391
Total Liabilities and Shareholders’ Equity	$1,629,809	$2,979,197	$3,600,722	$(6,124,838)	$2,084,890

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Year Ended September 30, 2018

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$1,638,792	$367,149	$(28,023)	$1,977,918
Cost of goods and services	—	1,232,019	245,687	(29,348)	1,448,358
Gross profit	—	406,773	121,462	1,325	529,560
Selling, general and administrative expenses	38,691	303,856	90,933	(370)	433,110
Income (loss) from operations	(38,691)	102,917	30,529	1,695	96,450
Other income (expense)
Interest income (expense), net	(23,911)	(31,913)	(8,047)	—	(63,871)
Other, net	(6,515)	120,670	(111,187)	(1,737)	1,231
Total other income (expense)	(30,426)	88,757	(119,234)	(1,737)	(62,640)
Income (loss) before taxes	(69,117)	191,674	(88,705)	(42)	33,810
Provision (benefit) for income taxes	(17,692)	9,546	8,743	(42)	555
Income (loss) before equity in net income of subsidiaries	(51,425)	182,128	(97,448)	—	33,255
Equity in net income (loss) of subsidiaries	177,103	(151,864)	182,128	(207,367)	—
Income (loss) from continuing operations	125,678	30,264	84,680	(207,367)	33,255
Income (loss) from operations of discontinued businesses	—	119,981	—	—	119,981
Provision (benefit) from income taxes	—	27,558	—	—	27,558
Income (loss) from discontinued operations	—	92,423	—	—	92,423
Net Income (loss)	$125,678	$122,687	$84,680	$(207,367)	$125,678

Comprehensive income (loss)	$152,047	$143,936	$81,389	$(225,325)	$152,047

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended September 30, 2018

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$125,678	$122,687	$84,680	$(207,367)	$125,678
Net (income) loss from discontinued operations	—	(92,423)	—	—	(92,423)
Net cash provided by (used in) operating activities	389,671	(405,174)	108,981	(27,032)	66,446
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(544)	(41,531)	(8,063)	—	(50,138)
Acquired business, net of cash acquired	(368,936)	(4,843)	(57,153)	—	(430,932)
Intercompany distributions	—	—	—	—	—
Proceeds from sale of business	—	474,727	—	—	474,727
Proceeds from sale of assets	—	62	601	—	663
Net cash provided by (used in) investing activities	(369,480)	428,415	(64,615)	—	(5,680)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	—	—	—	—
Purchase of shares for treasury	(45,605)	—	—	—	(45,605)
Proceeds from long-term debt	411,623	2,125	29,310	—	443,058
Payments of long-term debt	(269,478)	(5,403)	(26,112)	—	(300,993)
Change in short-term borrowings	—	144	—	—	144
Financing costs	(7,793)	—	—	—	(7,793)
Tax effect from exercise/vesting of equity awards, net	—	—	—	—	—
Dividends paid	(49,797)	—	—	—	(49,797)
Other, net	(46,405)	4,733	14,691	27,032	51
Net cash provided by (used in) financing activities	(7,455)	1,599	17,889	27,032	39,065
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	—	(16,394)	(62,533)	—	(78,927)
Effect of exchange rate changes on cash and equivalents	—	(159)	1,332	—	1,173
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	12,736	8,287	1,054	—	22,077
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	3,240	8,066	36,375	—	47,681
CASH AND EQUIVALENTS AT END OF PERIOD	$15,976	$16,353	$37,429	$—	$69,758

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

NOTE 22 – SUBSEQUENT EVENTS

On November 14, 2018, the Board of Directors declared a cash dividend of $0.0725 per share, payable on December 20, 2018 to shareholders of record as of the close of business on November 29, 2018. Griffon currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors, at its discretion, based on various factors, and no assurance can be provided as to the payment of future dividends.

*****

SCHEDULE II

GRIFFON CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended September 30, 2018, 2017 and 2016
(in thousands)

Description	Balance at Beginning of Year	Recorded to Cost and Expense	Accounts Written Off, net	Other (1)	Balance at End of Year
FOR THE YEAR ENDED SEPTEMBER 30, 2018
Allowance for Doubtful Accounts
Bad debts	$1,109	$(40)	11	$744	$1,824
Sales returns and allowances	4,857	(5,880)	5,208	399	4,584
	$5,966	$(5,920)	$5,219	$1,143	$6,408

Inventory valuation	$16,419	$1,924	$(306)	$8,028	$26,065

Deferred tax valuation allowance	$17,466	$(8,946)	$—	$—	$8,520

FOR THE YEAR ENDED SEPTEMBER 30, 2017
Allowance for Doubtful Accounts
Bad debts	$1,217	$279	$(387)	$—	$1,109
Sales returns and allowances	3,475	1,401	(19)	—	4,857
	$4,692	$1,680	$(406)	$—	$5,966

Inventory valuation	$15,338	$851	$203	$27	$16,419

Deferred tax valuation allowance	$12,832	$4,634	$—	$—	$17,466

FOR THE YEAR ENDED SEPTEMBER 30, 2016
Allowance for Doubtful Accounts
Bad debts	$1,628	$349	$(759)	$(1)	$1,217
Sales returns and allowances	2,277	1,205	(7)	—	3,475
	$3,905	$1,554	$(766)	$(1)	$4,692

Inventory valuation	$13,003	$2,820	$(728)	$243	$15,338

Deferred tax valuation allowance	$10,462	$2,370	$—	$—	$12,832

Note (1): For the year ended September 30, 2018, Other primarily consists of opening balances of reserves assumed from acquisitions.

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

SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition. As discussed in Note 2 to the consolidated financial statements contained in this Report, the Company acquired all of the outstanding stock of CornellCookson. The acquisition represents approximately 3.0% of the Company's consolidated revenue for the year ended September 30, 2018, and approximately 10.0% of the Company's consolidated assets at September 30, 2018.  Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2018 excludes any evaluation of the internal control over financial reporting of CornellCookson.

Management’s Report on Internal Control over Financial Reporting

Griffon’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Griffon’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Griffon’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of Griffon’s internal control over financial reporting using the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management, under the supervision and with the participation of Griffon’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of Griffon’s internal control over financial reporting as of September 30, 2018 and concluded that it is effective.

Griffon’s independent registered public accounting firm, Grant Thornton LLP, has audited the effectiveness of Griffon’s internal control over financial reporting as of September 30, 2018, and has expressed an unqualified opinion in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Controls

There were no changes in Griffon’s internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the fourth quarter of the year ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Item 9B. Other Information
None.

PART III

The information required by Part III: Item 10, Directors, and Executive Officers and Corporate Governance; Item 11, Executive Compensation; Item 13, Certain Relationships and Related Transactions and Director Independence; and Item 14, Principal Accountant Fees and Services is included in and incorporated by reference to Griffon’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in January, 2019, to be filed with the Securities and Exchange Commission within 120 days following the end of Griffon’s year ended September 30, 2018. Information relating to the executive officers of the Registrant appears under Item 1 of this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 is included in and incorporated by reference to Griffon’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in January, 2019.

The following sets forth information relating to Griffon’s equity compensation plans as of September 30, 2018:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (2)	Weighted- average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	350,000	$20.00	1,145,834

Equity compensation plans not approved by security holders	—	$—	—

(1)
Excludes restricted shares and restricted stock units issued in connection with Griffon’s equity compensation plans. The total reflected in column (c) includes shares available for grant as any type of equity award under the Incentive Plan.

(2)	A stock option to purchase 350,000 shares at an exercise price of $20.00 expired on October 1, 2018.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements – Covered by Report of Independent Registered Public Accounting Firm
	(A)	Consolidated Balance Sheets at September 30, 2018 and 2017
	(B)	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Fiscal Years Ended September 30, 2018, 2017 and 2016
	(C)	Consolidated Statements of Cash Flows for the Fiscal Years Ended September 30, 2018, 2017 and 2016
	(D)	Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended September 30, 2018, 2017 and 2016
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
10.2
Form of Indemnification Agreement between the Registrant and its officers and directors (Exhibit 10.2 of Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (Commission File No. 1-06620)).

10.3**	Supplemental Executive Retirement Plan as amended through July 18, 2006 (Exhibit 10.3 to Current Report on Form 8-K filed July 21, 2006 (Commission File No. 1-06620)).
10.4**
Amendment No. 1 to the Amended and Restated Supplemental Executive Retirement Plan dated August 3, 2007 (Exhibit 10.3 to the Current Report on Form 8-K filed August 6, 2007 (Commission File No. 1-06620)).

10.5**	Employment Agreement, dated March 16, 2008, between the Registrant and Ronald J. Kramer. (Exhibit 10.1 to the Current Report on Form 8-K filed March 20, 2008 (Commission File No. 1-06620)).

10.6**	Offer Letter Agreement, dated April 27, 2010 between the Company and Seth L. Kaplan (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (Commission File No. 1-06620)).
10.7**	Severance Agreement, dated April 27, 2010 between the Company and Seth L. Kaplan (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (Commission File No. 1-06620)).
10.8**	Griffon Corporation 2011 Equity Incentive Plan (Exhibit 99.1 to the Current Report on Form 8-K filed February 9, 2011 (Commission File No. 1-06620)).
10.9**	Griffon Corporation 2011 Equity Incentive Plan, amended as of January 30, 2013 (Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (Commission File No. 1-06620)).
10.10**
Form of Award Agreement for Restricted Share Award under Griffon Corporation 2011 Equity Incentive Plan (Exhibit 99.2 to the Current Report on Form 8-K filed February 9, 2011 (Commission File No. 1-06620)).

10.11**
Amendment No.1 to Employment Agreement made as of February 3, 2011 by and between Griffon Corporation and Ronald J. Kramer (Exhibit 99.4 to the Current Report on Form 8-K filed February 9, 2011 (Commission File No. 1-06620)).

10.12
Guarantee and Collateral Agreement, dated as of March 18, 2011, by Griffon Corporation and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 99.3 to the Current Report on Form 8-K filed March 18, 2011 (Commission File No. 1-06620)).

10.13
Amendment, dated as of March 28, 2013, to Guarantee and Collateral Agreement, dated as of March 18, 2011, by Griffon Corporation and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 99.2 to the Current Report on Form 8-K filed April 1, 2013 (Commission File No. 1-06620)).

10.14**
Employment Agreement, dated December 7, 2012, by and between Griffon Corporation and Robert F. Mehmel (Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 (Commission File No. 1-06620)).

10.15**
Griffon Corporation 2011 Equity Incentive Plan, as amended and restated through January 30, 2014 (Exhibit A to the Registrant’s Proxy Statement relating to the 2014 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on December 20, 2013 (Commission File No. 1-06620)).

10.16**
Amendment No. 2 to Employment Agreement made as of December 12, 2013 by and between Griffon Corporation and Ronald J. Kramer (Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 (Commission File No. 1-06620))

10.17**
Griffon Corporation Director Compensation Program, amended and restated as of January 29, 2015 (Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (Commission File No. 1-06620)).

Exhibit No.
10.18**	Offer Letter, dated June 1, 2015 between the Company and Brian G. Harris (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (Commission File No. 1-06620)).
10.19**	Severance Agreement, dated July 30, 2015 between the Company and Brian G. Harris (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (Commission File No. 1-06620)).
10.20**
Griffon Corporation 2016 Equity Incentive Plan (Exhibit A to the Registrant’s Proxy Statement relating to the 2016 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on December 17, 2015 (Commission File No. 1-06620)).

10.21**
Amendment No. 1 to the Griffon Corporation 2016 Equity Incentive Plan (Annex B to Griffon's Proxy Statement relating to the 2018 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on December 18, 2017 (Commission File No. 1-06620)).

10.22**
Griffon Corporation 2016 Performance Bonus Plan (Exhibit B to the Registrant’s Proxy Statement relating to the 2016 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on December 17, 2015 (Commission File No. 1-06620)).

10.23**
Form of Award Agreement for ClosetMaid long-term cash award under 2016 Performance Bonus Plan ((Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (Commission File No. 1-06620)).

10.24
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

10.25
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

10.26
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

10.27
Asset and Stock Purchase Agreement, dated as of September 1, 2017, by and between Emerson Electric Co. and ClosetMaid Acquisition Corp. (Exhibit 2.1 to the Current Report on Form 8-K filed September 8, 2017 (Commission File No. 1-06620)).

10.28
Debt Commitment Letter, dated September 1, 2017, among Griffon Corporation, Deutsche Bank AG Cayman Islands Branch, as sole administrative agent and initial lender, and Deutsche Bank Securities Inc., as sole book-running manager and lead arranger (Exhibit 99.1 to the Current Report on Form 8-K filed September 8, 2017 (Commission File No. 1-06620)).

10.29
Amendment No. 1 to Asset and Stock Purchase Agreement dated as of September 1, 2017, entered into September 25, 2017, by and among Emerson Electric Co. and ClosetMaid LLC (Exhibit 2.1 to Current Report on Form 8-K dated September 27, 2017 (Commission File No. 1-06620)).

10.30
Amended and Restated Debt Commitment Letter, dated September 25, 2017, among Griffon Corporation, Deutsche Bank AG Cayman Islands Branch, as sole administrative agent and initial lender, and Deutsche Bank Securities Inc., as sole book-running manager and lead arranger (Exhibit 99.1 to the Current Report on Form 8-K filed September 27, 2017 (Commission File No. 1-06620)).

10.31
Purchase Agreement, dated as of September 27, 2017, by and among Griffon Corporation, the Guarantors named therein, the Initial Purchasers named therein, and Deutsche Bank Securities Inc., as representative of the Initial Purchasers (Exhibit 99.1 to the Current Report on Form 8-K filed September 28, 2017 (Commission File No. 1-06620)).

10.32
Transaction Agreement, dated as of November 15, 2017, by and among Clopay Ames True Temper Holding Corp., Clopay Plastic Products Company, Inc. and Berry Global, Inc. (Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed November 21, 2017 (Commission File No. 1-06620)).

Exhibit No.
10.33
Second Amendment, dated as of October 2, 2017, to Third Amended and Restated Credit Agreement, dated as of March 22, 2016, among Griffon Corporation, the several banks and other financial institutions or entities from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents party thereto (Exhibit 99.3 to Current Report on Form 8-K dated October 2, 2017 (Commission File No. 1-06620)).

10.34*
Third Amendment, dated as of February 9, 2018, to Third Amended and Restated Credit Agreement, dated as of March 22, 2016, among Griffon Corporation, the several banks and other financial institutions or entities from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents party thereto.

10.35
Fourth Amendment, dated as of May 31, 2018, to Third Amended and Restated Credit Agreement, dated as of March 22, 2016, among Griffon Corporation, the several banks and other financial institutions or entities from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents party thereto (Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed June 1, 2018 (Commission File No. 1-06620)).

10.36
Underwriting Agreement, dated June 14, 2018, by and among Griffon Corporation, GS Direct LLC, JPMorgan Securities LLC and Goldman Sachs & Co. LLC. (Exhibit 1.1 to Current Report on Form 8-K dated June 19, 2018 (Commission File No. 1-06620)).

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Griffon has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of November 2018.

Griffon Corporation
By:	/s/ Ronald J. Kramer
Ronald J. Kramer,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 16, 2018 by the following persons on behalf of the Registrant in the capacities indicated:

/s/ Ronald J. Kramer	Chairman of the Board and Chief Executive Officer
Ronald J. Kramer	(Principal Executive Officer)
/s/ Robert F. Mehmel	President, Chief Operating Officer and
Robert F. Mehmel	Director
/s/ Brian G. Harris	Senior Vice President and Chief Financial Officer
Brian G. Harris	(Principal Financial Officer)
/s/ W. Christopher Durborow	Vice President, Controller and Chief Accounting Officer
W. Christopher Durborow	(Principal Accounting Officer)

/s/ Henry A. Alpert	Director
Henry A. Alpert
/s/ Thomas Brosig	Director
Thomas Brosig
/s/ Blaine V. Fogg	Director
Blaine V. Fogg
/s/ Louis J. Grabowsky	Director
Louis J. Grabowsky
/s/ Robert G. Harrison	Director
Robert G. Harrison
/s/ Donald J. Kutyna	Director
Donald J. Kutyna
/s/ Victor Eugene Renuart	Director
Victor Eugene Renuart
/s/ Kevin F. Sullivan	Director
Kevin F. Sullivan
/s/ Samanta Hegedus Stewart	Director
Samanta Hegedus Stewart
/s/ Cheryl L. Turnbull	Director
Cheryl L. Turnbull
/s/ William H. Waldorf	Director
William H. Waldorf