Form 10-Q
period 2018-12-31
GRIFFON CORP
filed 2019-02-01
CIK 50725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of common stock outstanding at December 31, 2018 was 46,763,601.

Griffon Corporation and Subsidiaries

Part I – Financial Information
Item 1 – Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited)
	December 31, 2018	September 30, 2018
CURRENT ASSETS
Cash and equivalents	$81,752	$69,758
Accounts receivable, net of allowances of $7,892 and $6,408	253,351	280,509
Contract costs and recognized income not yet billed, net of progress payments of $4,037 and $3,172	89,232	121,803
Inventories	452,362	398,359
Prepaid and other current assets	39,615	42,121
Assets of discontinued operations	325	324
Total Current Assets	916,637	912,874
PROPERTY, PLANT AND EQUIPMENT, net	336,490	342,492
GOODWILL	438,428	439,395
INTANGIBLE ASSETS, net	365,381	370,858
OTHER ASSETS	14,944	16,355
ASSETS OF DISCONTINUED OPERATIONS	2,909	2,916
Total Assets	$2,074,789	$2,084,890

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$12,872	$13,011
Accounts payable	209,202	233,658
Accrued liabilities	138,368	139,192
Liabilities of discontinued operations	6,882	7,210
Total Current Liabilities	367,324	393,071
LONG-TERM DEBT, net	1,142,079	1,108,071
OTHER LIABILITIES	91,315	106,710
LIABILITIES OF DISCONTINUED OPERATIONS	2,510	2,647
Total Liabilities	1,603,228	1,610,499
COMMITMENTS AND CONTINGENCIES - See Note 19
SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	471,561	474,391
Total Liabilities and Shareholders’ Equity	$2,074,789	$2,084,890

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION
(in thousands)	SHARES	PAR VALUE			SHARES	COST			TOTAL
Balance at September 30, 2018	81,520	$20,380	$503,396	$550,523	35,846	$(534,830)	$(34,112)	$(30,966)	$474,391
Net income	—	—	—	8,753	—	—	—	—	8,753
Cumulative catch-up adjustment related to adoption of ASC 606(1)	—	—	—	(5,673)	—	—	—	—	(5,673)
Dividend	—	—	—	(3,143)	—	—	—	—	(3,143)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	83	(1,058)	—	—	(1,058)
Amortization of deferred compensation	—	—	—	—	—	—	—	856	856
Common stock acquired	—	—	—	—	29	(290)	—	—	(290)
Equity awards granted, net	1,201	300	(300)	—	—	—	—	—	—
ESOP allocation of common stock	—	—	(8)	—	—	—	—	—	(8)
Stock-based compensation	—	—	2,933	—	—	—	—	—	2,933
Stock-based consideration	—	—	250	—	—	—	—	—	250
Other comprehensive income, net of tax	—	—	—	—	—	—	(5,450)	—	(5,450)
Balance at December 31, 2018	82,721	$20,680	$506,271	$550,460	35,958	$(536,178)	$(39,562)	$(30,110)	$471,561
(1) See Note 14 - Recent Accounting Pronouncements and Note 3 - Revenue for additional information.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,
	2018	2017
Revenue	$510,522	$437,303
Cost of goods and services	367,476	316,524
Gross profit	143,046	120,779

Selling, general and administrative expenses	113,754	106,624

Income from operations	29,292	14,155

Other income (expense)
Interest expense	(16,529)	(16,839)
Interest income	198	197
Other, net	1,004	414
Total other expense, net	(15,327)	(16,228)

Income (loss) before taxes from continuing operations	13,965	(2,073)
Provision (benefit) from income taxes	5,212	(24,904)
Income from continuing operations	$8,753	$22,831

Discontinued operations:
Income from operations of discontinued operations	—	11,466
Provision for income taxes	—	3,308
Income from discontinued operations	—	8,158
Net income	$8,753	$30,989

Income from continuing operations	$0.21	$0.54
Income from discontinued operations	—	0.19
Basic earnings per common share	$0.21	$0.74

Weighted-average shares outstanding	40,750	41,923

Income from continuing operations	$0.21	$0.53
Income from discontinued operations	—	0.19
Diluted earnings per common share	$0.21	$0.72

Weighted-average shares outstanding	41,888	43,336

Dividends paid per common share	$0.0725	$0.07

Net income	$8,753	$30,989
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(5,736)	(1,289)
Pension and other post retirement plans	184	9,559
Change in cash flow hedges	102	88
Total other comprehensive income (loss), net of taxes	(5,450)	8,358
Comprehensive income, net	$3,303	$39,347

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES - CONTINUING OPERATIONS:
Net income	$8,753	$30,989
Net (income) from discontinued operations	—	(8,158)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,085	12,958
Stock-based compensation	2,933	2,555
Provision (recovery) for losses on accounts receivable	158	(220)
Amortization of debt discounts and issuance costs	1,229	1,243
Deferred income taxes	(1,380)	(23,186)
(Gain) loss on sale of assets and investments	(91)	209
Change in assets and liabilities, net of assets and liabilities acquired:
Decrease in accounts receivable and contract costs and recognized income not yet billed	37,181	38,909
Increase in inventories	(33,958)	(28,073)
Increase in prepaid and other assets	(444)	(8,459)
Decrease in accounts payable, accrued liabilities and income taxes payable	(29,622)	(24,973)
Other changes, net	1,197	552
Net cash provided by (used in) operating activities - continuing operations	1,041	(5,654)
CASH FLOWS FROM INVESTING ACTIVITIES - CONTINUING OPERATIONS:
Acquisition of property, plant and equipment	(8,397)	(10,785)
Acquired businesses, net of cash acquired	(9,219)	(198,683)
Proceeds from sale of assets	51	439
Net cash used in investing activities - continuing operations	(17,565)	(209,029)
CASH FLOWS FROM FINANCING ACTIVITIES - CONTINUING OPERATIONS:
Dividends paid	(3,143)	(2,990)
Purchase of shares for treasury	(1,348)	(4,332)
Proceeds from long-term debt	38,965	326,094
Payments of long-term debt	(4,322)	(52,973)
Change in short-term borrowings	38	35
Financing costs	(67)	(7,392)
Contingent consideration for acquired businesses	(1,686)	—
Other, net	137	84
Net cash provided by financing activities - continuing operations	28,574	258,526
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by (used in) operating activities	(458)	1,261
Net cash used in investing activities	—	(8,076)
Net cash provided by financing activities	—	396

Net cash used in discontinued operations	(458)	(6,419)
Effect of exchange rate changes on cash and equivalents	402	(685)
NET INCREASE IN CASH AND EQUIVALENTS	11,994	36,739
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	69,758	47,681
CASH AND EQUIVALENTS AT END OF PERIOD	$81,752	$84,420
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

The Company was founded in 1959, is a Delaware corporation headquartered in New York, N.Y. and is listed on the New York Stock Exchange (NYSE:GFF).

Griffon currently conducts its operations through two reportable segments:

•	Home & Building Products (“HBP”) segment consists of two companies, The AMES Companies, Inc. (“AMES”) and Clopay Building Products Company, Inc, (“CBP”):

AMES, founded in 1774, is the leading North American manufacturer and a global provider of branded consumer and professional tools, landscaping products, and outdoor lifestyle solutions. In 2018, we acquired ClosetMaid LLC ("ClosetMaid"), a leader in wood and wire closet organization, general living storage and wire garage storage products for homeowners and professionals.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all the information and footnotes required by US GAAP for complete financial statements. As such, they should be read together with Griffon’s Annual Report on Form 10-K for the year ended September 30, 2018, which provides a more complete explanation of Griffon’s accounting policies, financial position, operating results, business properties and other matters. In the opinion of management, these financial statements reflect all adjustments considered necessary for a fair statement of interim results. Griffon’s HBP operations are seasonal; for this and other reasons, the financial results of the Company for any interim period are not necessarily indicative of the results for the full year.

The condensed consolidated balance sheet information at September 30, 2018 was derived from the audited financial statements included in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2018.

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

The fair values of Griffon’s 2022 senior notes approximated $910,000 on December 31, 2018. Fair values were based upon quoted market prices (level 1 inputs).

Insurance contracts with values of $1,975 at December 31, 2018 are measured and recorded at fair value based upon quoted prices in active markets for similar assets (level 2 inputs) and are included in Prepaid and other current assets on the Consolidated Balance Sheets.

Items Measured at Fair Value on a Recurring Basis

At December 31, 2018, trading securities, measured at fair value based on quoted prices in active markets for similar assets (level 2 inputs), with a fair value of $2,567 ($2,086 cost basis), were included in Prepaid and other current assets on the Consolidated Balance Sheets. Realized and unrealized gains and losses on trading securities are included in Other income in the Consolidated Statements of Operations and Comprehensive Income (Loss).

In the normal course of business, Griffon’s operations are exposed to the effects of changes in foreign currency exchange rates. To manage these risks, Griffon may enter into various derivative contracts such as foreign currency exchange contracts, including forwards and options. As of December 31, 2018, Griffon entered into several such contracts in order to lock into a foreign currency rate for planned settlements of trade and inter-company liabilities payable in US dollars.

At December 31, 2018, Griffon had $16,000 of Australian dollar contracts at a weighted average rate of $1.42 which qualified for hedge accounting (level 2 inputs). These hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in Accumulated other comprehensive income (loss) ("AOCI") and Prepaid and other current assets, or Accrued liabilities, until settlement. Upon settlement, gains and losses are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Cost of goods and services ("COGS"). AOCI included deferred gains of $881 ($574, net of tax) at December 31, 2018 and a gain of $692 was recorded in COGS during the three months ended December 31, 2018, respectively, for all settled contracts. All contracts expire in 30 to 150 days.

At December 31, 2018, Griffon had $940 of Canadian dollar contracts at a weighted average rate of $1.36. The contracts, which protect Canadian operations from currency fluctuations for US dollar based purchases, do not qualify for hedge accounting. For the three months ended December 31, 2018, fair value losses of $41 was recorded to Other liabilities and to Other income for the outstanding contracts, based on similar contract values (level 2 inputs). Realized losses of $10 were recorded in Other income during the three months ended December 31, 2018, respectively, for all settled contracts. All contracts expire in 30 to 210 days.

NOTE 3 – REVENUE

On October 1, 2018, the Company adopted the requirements of Accounting Standard Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”, using the modified retrospective method applied to those contracts that were not completed as of October 1, 2018. The Company’s comparative consolidated results over the prior period have not been adjusted and continue to be reported under previously issued guidance, ASC 605 - Revenue Recognition, which required that revenue was accounted for when the earnings process was complete.

This accounting standard did not materially impact the Company’s revenue recognition practices in our Home and Building Products (“HBP”) Segment, however, it impacted revenue recognition practices in our Defense Electronics Segment. The impact of adopting this accounting standard was not material to the Company’s consolidated financial statements as of and for the three months ended December 31, 2018. Under the modified retrospective method, the Company recognized the cumulative effect of initially applying this accounting standard as an adjustment to the opening balance in retained earnings of approximately $5,673, primarily relating to certain contracts in the Defense Electronics Segment containing provisions for radar and communication products that have an alternative use and / or no right to payment. For these contracts, the Company now recognizes revenue at a point in time, rather than over time as this measure more accurately depicts the transfer of control to the customer relative to the goods or services promised under the contract.

The cumulative effect of the changes made to the Company's Consolidated October 1, 2018 Balance Sheet for the adoption of ASC 606 is as follows:

Balance Sheet	As Reported at September 30, 2018	Adjustments	Balance as of October 1, 2018
CURRENT ASSETS
Contract costs and recognized income not yet billed, net of progress payments	$121,803	$(20,982)	$100,821
Inventories	398,359	22,025	420,384
Total Current Assets	912,874	1,043	913,917
Total Assets	2,084,890	1,043	2,085,933

CURRENT LIABILITIES
Accounts payable	233,658	8,282	241,940
Billings in excess of costs (1)	17,559	8,282	25,841
Total Current Liabilities	393,071	8,282	401,353
OTHER LIABILITIES	106,710	(1,566)	105,144
Total Liabilities	1,610,499	6,716	1,617,215

SHAREHOLDERS' EQUITY
Retained Earnings	550,523	(5,673)	544,850
Total Shareholders' Equity	474,391	(5,673)	468,718
Total Liabilities and Shareholders’ Equity	$2,084,890	$1,043	$2,085,933
(1) Billings in excess of costs is reported in Accounts payable on the Company's Consolidated Balance Sheets.

The impact to the Company's Consolidated Statement of Operations and Balance Sheet as of and for the quarter ended December 31, 2018 was as follows:

	For the Period Ended December 31, 2018
Income Statement	As Reported	Balances Without Adoption of ASC 606	Effect of Adoption Higher/(Lower)
Net sales	$510,522	$505,916	$4,606
Cost of goods and services	367,476	364,210	3,266
Income (loss) before taxes from continuing operations	13,965	12,625	1,340
Provision (benefit) from income taxes	5,212	4,920	292
Income from continuing operations	8,753	7,705	1,048

	As of December 31, 2018
Balance Sheet	As Reported	Balances Without Adoption of ASC 606	Effect of Adoption Higher/(Lower)
CURRENT ASSETS
Contract costs and recognized income not yet billed, net of progress payments	$89,232	$105,608	$(16,376)
Inventories	452,362	433,603	18,759
Total Current Assets	916,637	914,254	2,383
Total Assets	2,074,789	2,072,406	2,383

CURRENT LIABILITIES
Accounts payable	209,202	200,920	8,282
Billings in excess of costs	29,113	20,831	8,282
Total Current Liabilities	367,324	359,042	8,282
OTHER LIABILITIES	91,315	92,589	(1,274)
Total Liabilities	1,603,228	1,596,220	7,008

SHAREHOLDERS' EQUITY
Retained Earnings	550,460	555,085	(4,625)
Total Shareholders' Equity	471,561	476,186	(4,625)
Total Liabilities and Shareholders’ Equity	$2,074,789	$2,072,406	$2,383

The Company’s accounting policy has been updated to align with the new standard to recognize revenue when the following criteria are met: 1) Contract with the customer has been identified; 2) Performance obligations in the contract have been identified; 3) Transaction price has been determined; 4) Transaction price has been allocated to the performance obligations; and 5) Revenue is recognized when (or as) performance obligations are satisfied.

See Note 12 - Business Segments for revenue from contracts with customers disaggregated by end markets, segments and geographic location.
Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service, or a bundle of goods or services, to the customer, and is the unit of accounting under ASC Topic 606. A contract with a customer is an agreement which both parties have approved, that creates enforceable rights and obligations, has commercial substance and where payment terms are identified and collectability is probable. Once the Company has entered a contract or purchase order, it is evaluated to identify performance obligations. For each performance obligation, revenue is recognized when control of the promised products is transferred to the customer, or services are satisfied under the contract or purchase order, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services (the transaction price).

A contracts transaction price is allocated to each distinct performance obligation and recognized as revenue when each performance obligation is satisfied. A majority of the Company’s contracts have a single performance obligation which represents, in most cases, the product being sold to the customer. To a lesser extent, some contracts include multiple performance obligations such as a product, the related installation and, extended warranty services. These contracts require judgment in determining the number of performance obligations.

Over 80% of the Company’s performance obligations are recognized at a point in time that relate to the manufacture and sale of a broad range of products and components within the HBP Segment, and revenue is recognized when title, and risk and rewards of ownership have transferred to the customer. Less than 20% of the Company’s performance obligations are recognized over time or under the percentage-of-completion method relating to prime or subcontractors from contract awards with the U.S. Government, as well as foreign governments and other commercial customers within our Defense Electronics Segment. Sales recognized over time are generally accounted for using an input measure to determine progress completed at the end of the period. We believe that cumulative costs incurred to date as a percentage of estimated total contract costs at completion is an appropriate measure of progress towards satisfaction of performance obligations, as it most accurately depicts the progress of our work and transfer of control to our customers.

Revenue from HBP Segment

A majority of the HBP Segment revenue is short cycle in nature with shipments occurring within one year from order and does not include a material long-term financing component, implicitly or explicitly. Payment terms generally range between 15 to 90 days and vary by the location of the business, the type of products manufactured to be sold and the volume of products sold, among other factors.
The Company’s HBP Segment recognizes revenue from product sales when all factors are met, including when control of a product transfers to the customer upon its shipment, completion of installation, testing, certification or other substantive acceptance required under the contract. Other than standard product warranty provisions, sales arrangements provide for no other significant post-shipment obligations on the Company. From time-to-time and for certain customers, rebates and other sales incentives, promotional allowances or discounts are offered, typically related to customer purchase volumes, all of which are fixed or determinable and are classified as a reduction of revenue and recorded at the time of sale. Griffon provides for sales returns and allowances based upon historical returns experience.
The majority of the Company’s contracts in the HBP Segment offers assurance-type warranties in connection with the sale of a product to a customer. Assurance-type warranties provide a customer with assurance that the related product will function as the parties intended because it complies with agreed-upon specifications. Such warranties do not represent a separate performance obligation.
Payment terms in the HBP Segment vary depending on the type and location of the customer and the products or services offered. Generally, the period between the time revenue is recognized and the time payment is due is not significant. Shipping and handling charges are not considered a separate performance obligation. If revenue is recognized for a good before it is shipped and handled, the related shipping and handling costs must be accrued. Additionally, all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected from a customer (e.g., sales, use, value added, and some excise taxes) are excluded from revenue. The Company's policies related to shipping, handling and taxes have not changed with the adoption of ASC 606.

Revenue from Defense Electronics Segment
The Company’s Defense Electronics segment earns a substantial portion of its revenue as either a prime contractor or subcontractor from contract awards with the U.S. Government, as well as foreign governments and other commercial customers. These contracts are typically long-term in nature, usually greater than one year and do not include a material long-term financing component, either implicitly or explicitly. Revenue and profits from such contracts are recognized under the percentage-of-completion (over time) method of accounting. Revenue and profits on fixed-price contracts that contain engineering as well as production requirements are recorded based on the ratio of total actual incurred costs to date to the total estimated costs for each contract (cost-to-cost method).
Using the cost-to-cost method, revenue is recorded at amounts equal to the ratio of actual cumulative costs incurred divided by total estimated costs at completion, multiplied by the total estimated contract revenue, less the cumulative revenue recognized in prior periods. The profit recorded on a contract using this method is equal to the current estimated total profit margin multiplied by the cumulative revenue recognized, less the amount of cumulative profit previously recorded for the contract in prior periods. As this method relies on the substantial use of estimates, these projections may be revised throughout the life of a contract. Components of this formula and ratio that may be estimated include gross profit margin and total costs at completion. The cost performance and estimates to complete long-term contracts are reviewed, at a minimum, on a quarterly basis, as well as when information becomes available that would necessitate a review of the current estimate. Adjustments to estimates for a contracts estimated costs at completion and estimated profit or loss are often required as experience is gained, more information is obtained (even though the scope of work required under the contract may or may not change) and contract modifications occur. The impact of such adjustments to estimates is made on a cumulative basis in the period when such information has become known. For the three months ended December 31, 2018 and 2017, income from operations included net favorable/(unfavorable) catch-up adjustments approximating $(2,500) and $500, respectively. Gross profit is affected by a variety of factors, including the mix of products, systems and services, production efficiencies, price competition and general economic conditions.
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
For contracts with multiple performance obligations, judgment is required to determine whether performance obligations specified in these contacts are distinct and should be accounted for as separate revenue transactions for recognition purposes. In these types of contracts, the Company allocates the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. The Company uses an observable price to determine the stand-alone selling price for separate performance obligations or a cost plus margin approach when one is not available.
For contracts in which anticipated total costs exceed the total expected revenue, an estimated loss is recognized in the period when identifiable. A provision for the entire amount of the estimated loss is recorded on a cumulative basis. The estimated remaining costs to complete loss contracts as of December 31, 2018 and September 30, 2018 was approximately $9,700 and $12,200, respectively, and is recorded as a reduction to gross margin on the Consolidated Statements of Operations and Comprehensive Income (Loss). This loss had an immaterial impact on Griffon's Consolidated Financial Statements.
Amounts representing contract change orders or claims are included in revenue only when they can be reliably estimated and their realization is probable, and are determined on a percentage-of-completion basis measured by the cost-to-cost method.
Substantially all of Telephonics’ U.S. Government end-user contracts contain a termination for convenience clause, regardless whether Telephonics is the prime contractor or the subcontractor. This clause generally entitles Telephonics, upon a termination for convenience, to receive the purchase price for delivered items, reimbursement of allowable work-in-process costs, and an allowance for profit. Allowable costs would include the costs to terminate existing agreements with suppliers.
From time to time, Telephonics may combine contracts if they are negotiated together, have specific requirements to combine, or are otherwise closely related.
Transaction Price Allocated to the Remaining Performance Obligations

On December 31, 2018, we had $366,700 of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 70% of our remaining performance obligations as revenue by year-end 2019, with the balance to be completed thereafter.
Backlog represents the dollar value of funded orders for which work has not been performed. Backlog generally increases with bookings, and converts into revenue as we incur costs related to contractual commitments or the shipment of product. Given the nature of our business and a larger dependency on international customers, our bookings, and therefore our backlog, is impacted by the longer maturation cycles resulting in delays in the timing and amounts of such awards, which are subject to numerous factors, including fiscal constraints placed on customer budgets; political uncertainty; the timing of customer negotiations; and the timing of governmental approvals.
Contract Balances

Contract assets were $89,232 as of December 31, 2018 compared to $121,803 as of September 30, 2018. The $32,571 decrease in our contract assets balance was primarily due to the implementation of ASC 606. Excluding the impact of ASC 606, the decrease was primarily due to the timing of billings and work performed on various radar and surveillance programs. Contract assets primarily relate to the Company's right to consideration for work completed but not billed at the reporting date and are recorded in Contract costs and recognized income not yet billed, net of progress payments in the Consolidated Balance Sheets. Contract assets are transferred to receivables when the right to consideration becomes unconditional. Contract costs and recognized income not yet billed consists of amounts accounted for under the percentage of completion method of accounting, recoverable costs and accrued profit that cannot yet be invoiced under the terms of certain long-term contracts. Amounts will be invoiced when applicable contract terms, such as the achievement of specified milestones or product delivery, are met. At December 31, 2018 and September 30, 2018, approximately $31,400 and $29,500, respectively, of contract costs and recognized income not yet billed were expected to be collected after one year. As of December 31, 2018 and September 30, 2018, the unbilled receivable balance included $793 and $400, respectively, of reserves for contract risk.

Contract liabilities were $29,113 as of December 31, 2018 compared to $17,559 as of September 30, 2018. The $11,554 increase in our contract liabilities balance was primarily due to the implementation of ASC 606. Contract liabilities relate to advance consideration received from customers for which revenue has not been recognized. The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the Consolidated Condensed Balance Sheet based on the timing of when the Company expects to recognize revenue. Current contract liabilities are recorded in Accounts payable and non-current contract liabilities are recorded in Other liabilities on the Consolidated Balance Sheets. Contract liabilities are reduced when the associated revenue from the contract is recognized.

NOTE 4 – ACQUISITIONS

Griffon accounts for acquisitions under the acquisition method, in which assets acquired and liabilities assumed are recorded at fair value as of the date of acquisition using a method substantially similar to the goodwill impairment test methodology (level 3 inputs). The operating results of the acquired companies are included in Griffon’s consolidated financial statements from the date of acquisition; in each instance, Griffon is in the process of finalizing the initial purchase price allocation unless otherwise noted.

On June 4, 2018, CBP completed the acquisition of 100% of the outstanding stock of CornellCookson, a leading US manufacturer and marketer of rolling steel door and grille products designed for commercial, industrial, institutional and retail use, for $180,000, excluding the estimated present value of tax benefits, and $12,426 of post-closing adjustments, primarily consisting of a working capital adjustment, of which $9,219 was paid in October 2018. The acquisition of CornellCookson substantially expanded CBP’s non-residential product offerings, and added an established professional dealer network focused on rolling steel door and grille products for commercial, industrial, institutional and retail use. There is no other contingent consideration arrangement relative to the acquisition of CornellCookson.

CornellCookson’s accounts, affected for adjustments to reflect fair market values assigned to assets purchased and liabilities assumed, and results of operations are included in the Company’s consolidated financial statements from the date of acquisition. The Company has recorded a preliminary allocation of the purchase price to the Company’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair market values (level 3 inputs) at the acquisition date. The excess of the purchase price over the fair value of the net tangible and intangible assets was recorded as goodwill and is deductible for tax purposes. Goodwill recognized at the acquisition date represents the other intangible benefits that the Company will derive from the ownership of CornellCookson, however, such intangible benefits do not meet the criteria for recognition of separately identifiable intangible assets.

The calculation of the preliminary purchase price allocation, which is pending finalization of tax-related items and completion of the related final valuation, is as follows:

Accounts receivable (1)	$30,400
Inventories (2)	12,336
Property, plant and equipment	49,426
Goodwill	43,183
Intangible assets	67,600
Other current and non-current assets	2,648
Total assets acquired	205,593

Accounts payable and accrued liabilities	12,507
Long-term liabilities	660
Total liabilities assumed	13,167
Total	$192,426
(1) Includes $30,818 of gross accounts receivable of which $418 was not expected to be collected. The fair value of accounts receivable approximated book value acquired.
(2) Includes $13,434 of gross inventory of which $1,098 was reserved for obsolete inventory.

The preliminary amounts assigned to goodwill and major intangible asset classifications, all of which are tax deductible, for the CornellCookson acquisition are as follows:

		Average Life (Years)
Goodwill	$43,183	N/A
Indefinite-lived intangibles	53,500	N/A
Definite-lived intangibles	14,100	12
Total goodwill and intangible assets	$110,783

On February 13, 2018, AMES acquired 100% of the outstanding stock of Kelkay Limited ("Kelkay"), a leading United Kingdom manufacturer and distributor of decorative outdoor landscaping products sold to garden centers, retailers and grocers in the UK and Ireland for $56,118 (GBP 40,452), subject to contingent consideration of up to GBP 7,000. This acquisition broadened AMES' product offerings in the market and increased its in-country operational footprint. The purchase price was primarily allocated to tradenames of GBP 19,000, customer related intangibles of GBP 6,640, accounts receivable and inventory of GBP 8,894 and fixed asset and land of GBP 8,241.

On November 6, 2017, AMES acquired 100% of the outstanding stock of Harper Brush Works ("Harper"), a division of Horizon Global, for $4,383, inclusive of post-closing adjustments. Harper is a leading U.S. manufacturer of cleaning products for professional, home, and industrial use. The acquisition expanded AMES’ long-handled tool offering in North America to include brooms, brushes, and other cleaning tools and accessories. The purchase price was primarily allocated to intangible assets of $2,300, inventory and accounts receivable of $3,900 and fixed assets of $900.

On October 2, 2017, Griffon Corporation completed the acquisition of 100% of the outstanding stock of ClosetMaid, a market leader in home storage and organization products, for approximately $185,700, inclusive of certain post-closing adjustments and excluding the present value of net tax benefits from the transaction. The acquisition of ClosetMaid expanded Griffon’s Home and Building Products segment into the highly complementary home storage and organization category with a leading brand and product portfolio.

ClosetMaid's accounts, affected for adjustments to reflect fair market values assigned to assets purchased and liabilities assumed, and results of operations, are included in the Company’s consolidated financial statements from the date of acquisition. The Company has recorded an allocation of the purchase price to the Company’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair market values (level 3 inputs) at the acquisition date. The excess of the purchase price over the fair value of the net tangible and intangible assets was recorded as goodwill and is deductible for tax purposes. Goodwill recognized at the acquisition date represents the other intangible benefits that the Company will derive from the ownership of ClosetMaid, however, such intangible benefits do not meet the criteria for recognition of separately identifiable intangible assets.

The calculation of the final purchase price allocation is as follows:

Accounts receivable (1)	$32,234
Inventories (2), (3)	28,411
Property, plant and equipment	47,464
Goodwill	70,159
Intangible assets	74,580
Other current and non-current assets	3,852
Total assets acquired	256,700

Accounts payable and accrued liabilities	68,251
Long-term liabilities	2,720
Total liabilities assumed	70,971
Total	$185,729

(1) Includes $32,956 of gross accounts receivable of which $722 was not expected to be collected. The fair value of accounts receivable approximated book value acquired.
(2) Includes $29,079 of gross inventory of which $668 was reserved for obsolete inventory. The fair value of inventory approximated book value acquired.
(3) Includes $1,500 in inventory basis step-up, which was charged to cost of goods sold over the inventory turns of the acquired entity.

The amounts assigned to goodwill and major intangible asset classifications, all of which are tax deductible, for the ClosetMaid acquisition are as follows:

		Average Life (Years)
Goodwill	$70,159	N/A
Indefinite-lived intangibles	47,740	N/A
Definite-lived intangibles	26,840	21
Total goodwill and intangible assets	$144,739

The Company did not incur any acquisition costs during the three months ended December 31, 2018. During the three months ended December 31, 2017, SG&A and Cost of goods and services included acquisition costs of $1,685 and $1,500, respectively.

NOTE 5 – INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out or average) or market.

The following table details the components of inventory:

	At December 31, 2018	At September 30, 2018
Raw materials and supplies	$99,993	$97,645
Work in process	112,914	83,578
Finished goods	239,455	217,136
Total	$452,362	$398,359

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

The following table details the components of property, plant and equipment, net:

	At December 31, 2018	At September 30, 2018
Land, building and building improvements	$130,007	$130,296
Machinery and equipment	550,336	544,875
Leasehold improvements	50,272	50,111
	730,615	725,282
Accumulated depreciation and amortization	(394,125)	(382,790)
Total	$336,490	$342,492

Depreciation and amortization expense for property, plant and equipment was $12,667 and $10,702 for the quarters ended December 31, 2018 and 2017, respectively. Depreciation included in SG&A expenses was $4,681 and $3,472 for the quarters ended December 31, 2018 and 2017, respectively. Remaining components of depreciation, attributable to manufacturing operations, are included in Cost of goods and services.

No event or indicator of impairment occurred during the three months ended December 31, 2018 which would require additional impairment testing of property, plant and equipment.

NOTE 7 – GOODWILL AND OTHER INTANGIBLES

The following table provides changes in the carrying value of goodwill by segment during the nine months ended December 31, 2018:

	At September 30, 2018	Goodwill from acquisitions	Other adjustments including currency translations	At December 31, 2018
Home & Building Products	$420,850	$300	$(1,267)	$419,883
Telephonics	18,545	—	—	18,545
Total	$439,395	$300	$(1,267)	$438,428

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	At December 31, 2018			At September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships & other	$183,841	$51,473	23	$186,031	$49,822
Technology and patents	19,358	6,517	13	19,004	6,238
Total amortizable intangible assets	203,199	57,990		205,035	56,060
Trademarks	220,172	—		221,883	—
Total intangible assets	$423,371	$57,990		$426,918	$56,060

Amortization expense for intangible assets was $2,418 and $2,256 for the quarters ended December 31, 2018 and 2017, respectively. Amortization expense for the remainder of 2019 and the next five fiscal years and thereafter, based on current intangible balances and classifications, is estimated as follows: 2019 - $6,900; 2020 - $8,825; 2021 - $8,825; 2022 - $8,825; 2023 - $8,746; 2024 - $8,700; thereafter $94,388.

No event or indicator of impairment occurred during the three months ended December 31, 2018 which would require impairment testing of long-lived intangible assets including goodwill.

NOTE 8 – INCOME TAXES

During the three months ended December 31, 2018, the Company recognized a tax provision of $5,212 on income before taxes from continuing operations of $13,965, compared to a tax benefit of $24,904 on a Loss before taxes from continuing operations of $2,073 in the comparable prior year period. The three month period ended December 31, 2018 included net tax provisions that affect comparability of $467. The three month period ended December 31, 2017 included net tax benefits that affect comparability of $23,018 primarily from approximately $23,941 related to the December 22, 2017 tax reform bill associated with the revaluation of deferred tax liabilities, $3,185 ($2,348 net of tax) of acquisition costs and $2,614 ($248 net of tax) charges related to cost of life insurance benefits. Excluding these items, the effective tax rates for the three months ended December 31, 2018 and 2017 were 34.0% and 35.4%, respectively.
On December 22, 2017, the “Tax Cuts and Jobs Act” (“TCJA”) was signed into law, and, among other changes, reduced the federal statutory tax rate from 35.0% to 21.0%. In accordance with U.S. GAAP for income taxes, as well as SEC Staff Accounting Bulletin No. 118 (“SAB 118”), the Company made a reasonable estimate of the impacts of the TCJA and recorded this estimate in its results for the year ended September 30, 2018. SAB 118 allows for a measurement period of up to one year, from the date of enactment, to complete the Company’s accounting for the impacts of the TCJA. As of December 31, 2018, our analysis under SAB 118 is complete and resulted in no material adjustments to the provision amounts recorded as of September 30, 2018.

NOTE 9 – LONG-TERM DEBT

		At December 31, 2018					At September 30, 2018
		Outstanding Balance	Original Issuer Premium	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate	Outstanding Balance	Original Issuer Premium	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate
Senior notes due 2022	(a)	$1,000,000	$1,131	$(12,017)	$989,114	5.25%	$1,000,000	$1,220	$(12,968)	$988,252	5.25%
Revolver due 2021	(b)	57,500	—	(1,272)	56,228	Variable	25,000	—	(1,413)	23,587	Variable
ESOP Loans	(d)	34,125	—	(155)	33,970	Variable	34,694	—	(186)	34,508	Variable
Capital lease - real estate	(e)	6,743	—	(74)	6,669	5.00%	7,503	—	(80)	7,423	5.00%
Non US lines of credit	(f)	14,084	—	(12)	14,072	Variable	7,951	—	(16)	7,935	Variable
Non US term loans	(f)	49,573	—	(204)	49,369	Variable	53,533	—	(148)	53,385	Variable
Other long term debt	(g)	5,548	—	(19)	5,529	Variable	6,011	—	(19)	5,992	Variable
Totals		1,167,573	1,131	(13,753)	1,154,951		1,134,692	1,220	(14,830)	1,121,082
less: Current portion		(12,872)	—	—	(12,872)		(13,011)	—	—	(13,011)
Long-term debt		$1,154,701	$1,131	$(13,753)	$1,142,079		$1,121,681	$1,220	$(14,830)	$1,108,071

		Three Months Ended December 31, 2018					Three Months Ended December 31, 2017
		Effective Interest Rate (1)	Cash Interest	Amort. Debt Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate	Cash Interest	Amort. Debt Premium	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2022	(a)	5.7%	$13,125	$68	$951	$14,144	5.6%	$13,125	$67	$939	$14,131
Revolver due 2021	(b)	Variable	933	—	141	1,074	Variable	1,356	—	141	1,497
Real estate mortgages	(c)	n/a	—	—	—	—	2.4%	185	—	17	202
ESOP Loans	(d)	5.5%	488	—	31	519	3.3%	413	—	31	444
Capital lease - real estate	(e)	5.6%	115	—	6	121	5.4%	164	—	6	170
Non US lines of credit	(f)	Variable	7	—	4	11	Variable	7	—	8	15
Non US term loans	(f)	Variable	448	—	27	475	Variable	334	—	33	367
Other long term debt	(g)	Variable	182	—	3	185	Variable	115	—	1	116
Capitalized interest			—	—	—	—		(103)	—	—	(103)
Totals			$15,298	$68	$1,163	$16,529		$15,596	$67	$1,176	$16,839

(1) n/a = not applicable

(a)
On October 2, 2017, in an unregistered offering through a private placement under Rule 144A, Griffon completed the add-on offering of $275,000 principal amount of its 5.25% senior notes due 2022, at 101.00% of par, to Griffon's previously issued $125,000 principal amount of its 5.25% senior notes due 2022, at 98.76% of par, completed on May 18, 2016 and $600,000 5.25% senior notes due 2022, at par, completed on February 27, 2014 (collectively the “Senior Notes”). As of December 31, 2018, outstanding Senior Notes due totaled $1,000,000; interest is payable semi-annually on March 1 and September 1. The net proceeds of the $275,000 add-on offering were used to acquire ClosetMaid with the remaining proceeds used to pay down outstanding loan borrowings under Griffon's Revolving Credit Facility (the "Credit Agreement"). The net proceeds of the previously issued $125,000 add-on offering were used to pay down outstanding revolving loan borrowings under the Credit Agreement.

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On February 5, 2018, July 20, 2016 and June 18, 2014, Griffon exchanged all of the $275,000, $125,000 and $600,000 Senior Notes, respectively, for substantially identical Senior Notes registered under the Securities Act via an exchange offer. The fair value of the Senior Notes approximated $910,000 on December 31, 2018 based upon quoted market prices (level 1 inputs). In connection with the issuance and exchange of the $275,000 senior notes, Griffon capitalized $8,472 of underwriting fees and other expenses; in addition to the $13,329 capitalized under previously issued $600,000 Senior Notes. All capitalized fees for the Senior notes will amortize over the term of the notes and, at December 31, 2018, $12,017 remained to be amortized.

(b)
On March 22, 2016, Griffon amended the Credit Agreement to increase the commitments under the credit facility from $250,000 to $350,000, extend its maturity date from March 13, 2020 to March 22, 2021 and modify certain other provisions of the facility. On October 2, 2017 and on May 31, 2018, Griffon amended the Credit Agreement in connection with the ClosetMaid and CornellCookson acquisitions, respectively, to among other things, modify the net leverage covenant. The facility includes a letter of credit sub-facility with a limit of $50,000 and a multi-currency sub-facility of $100,000. The Credit Agreement provides for same day borrowings of base rate loans. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility or the occurrence of an event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, in each case without a floor, plus an applicable margin, which adjusts based on financial performance. Current margins are 1.75% for base rate loans and 2.75% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries (except that a lien on the assets of Griffon's material domestic subsidiaries securing a limited amount of the debt under the Credit Agreement relating to Griffon's Employee Stock Ownership Plan ("ESOP") ranks pari passu with the lien granted on such assets under the Credit Agreement; see footnote (c) below). At December 31, 2018, under the Credit Agreement, there were $57,500 outstanding borrowings; outstanding standby letters of credit were $14,667; and $277,833 was available, subject to certain loan covenants, for borrowing at that date.

(c)
In September 2015 and March 2016, Griffon entered into mortgage loans in the amounts of $32,280 and $8,000, respectively, and were due to mature in September 2025 and April 2018, respectively. The mortgage loans were secured and collateralized by four properties occupied by Griffon's subsidiaries and were guaranteed by Griffon. The loans had an interest rate of LIBOR plus 1.50%. The loans were paid off during the year ended September 30, 2018.

(d)
In August 2016, Griffon’s ESOP entered into an agreement that refinanced the existing ESOP loan into a new Term Loan in the amount of $35,092 (the "Agreement"). The Agreement also provided for a Line Note with $10,908 available to purchase shares of Griffon common stock in the open market. During 2017, Griffon's ESOP purchased 621,875 shares of common stock for a total of $10,908 or $17.54 per share, under a borrowing line that has now been fully utilized. On June 30, 2017, the Term Loan and Line Note were combined into a single Term Loan. The Term Loan bears interest at LIBOR plus 3.00%. The Term Loan requires quarterly principal payments of $569 with a balloon payment due at maturity on March 22, 2020. As a result of the special cash dividend of $1.00 per share, paid on April 16, 2018, the outstanding balance of the Term Loan was reduced by $5,705. As of December 31, 2018, $33,970, net of issuance costs, was outstanding under the Term Loan. The Term Loan is secured by shares purchased with the proceeds of the loan and with a lien on a specific amount of Griffon assets (which lien ranks pari passu with the lien granted on such assets under the Credit Agreement) and is guaranteed by Griffon.

(e)
Two Griffon subsidiaries have capital leases outstanding for real estate located in Troy, Ohio and Ocala, Florida. The leases mature in 2021 and 2022, respectively, and bear interest at fixed rates of approximately 5.0% and 8.0%, respectively. The Troy, Ohio lease is secured by a mortgage on the real estate and is guaranteed by Griffon. The Ocala, Florida lease contains two five-year renewal options. At December 31, 2018, $6,669 was outstanding, net of issuance costs.

(f)
In November 2012, Garant G.P. (“Garant”) entered into a CAD $15,000 ($11,018 as of December 31, 2018) revolving credit facility.  The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (4.11% LIBOR USD and 3.50% Bankers Acceptance Rate CDN as of December 31, 2018). The revolving facility matures in October 2019. Garant is required to maintain a certain minimum equity.  At December 31, 2018, there were no borrowings under the revolving credit facility with CAD 15,000 ($11,018 as of December 31, 2018) available for borrowing.

In July 2016, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries ("Griffon Australia") entered into an AUD 30,000 term loan and an AUD 10,000 revolver. The term loan refinanced two existing term loans and the revolver replaced two existing lines. In December 2016, the amount available under the revolver was increased from AUD 10,000 to AUD 20,000 and, in March 2017, the term loan commitment was increased by AUD 5,000. In September 2017, the term commitment was increased by AUD 15,000. The term loan requires quarterly principal payments of AUD 1,250 plus interest with a balloon payment of AUD 37,125 due upon maturity in October 2019, and accrues interest at Bank Bill Swap Bid Rate “BBSY” plus 2.00% per annum (4.11% at December 31, 2018). As of December 31, 2018, the term loan had an outstanding balance of AUD 39,625 ($27,904 as of December 31, 2018). The revolving facility matures in March 2019, but is renewable upon mutual agreement with the lender, and accrues interest at BBSY plus 2.0% per annum (4.06% at December 31, 2018). At December 31, 2018, the revolver had an outstanding balance of AUD 20,000 ($14,084 as of December 31, 2018). The revolver and the term loan are both secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon guarantees the term loan. Griffon Australia is required to maintain a certain minimum equity level and is subject to a maximum leverage ratio and a minimum fixed charges cover ratio.

In July 2018, the AMES Companies UK Ltd and its subsidiaries ("AMES UK") entered into a GBP 14,000 term loan, GBP 4,000 mortgage loan and GBP 5,000 revolver. The term loan and mortgage loan require quarterly principal payments of GBP 350 and GBP 83 plus interest, respectively, and have balloon payments due upon maturity, July 2023, of GBP 7,000 and GBP 2,333, respectively. The Term Loan and Mortgage Loans accrue interest at the GBP LIBOR Rate plus 2.25% and 1.8%, respectively (3.16% and 2.71% at December 31, 2018, respectively). The revolving facility matures in July 2019, but is renewable upon mutual agreement with the lender, and accrues interest at the Bank of England Base Rate plus 1.5% (2.25% as of December 31, 2018). The revolver and the term loan are both secured by substantially all of the assets of AMES UK and its subsidiaries. AMES UK is subject to a maximum leverage ratio and a minimum fixed charges cover ratio. The invoice discounting arrangement was canceled and replaced by the above loan facilities. As of December 31, 2018, outstanding borrowings on these facilities totaled GBP 17,132 ($21,669 as of December 31, 2018).

(g)	Other long-term debt consists primarily of a loan with the Pennsylvania Industrial Development Authority, with the balance consisting of capital leases.
At December 31, 2018, Griffon and its subsidiaries were in compliance with the terms and covenants of all credit and loan agreements.

NOTE 10 — SHAREHOLDERS’ EQUITY

During the quarter ended December 31, 2017, the Company paid a quarterly cash dividend of $0.0725 per share. During 2018, the Company paid a quarterly cash dividend of $0.07 per share. Dividends paid on shares in the ESOP were used to offset ESOP loan payments and recorded as a reduction of debt service payments and compensation expense. A dividend payable was established for the holders of restricted shares; such dividends will be released upon vesting of the underlying restricted shares.

On January 31, 2019, the Board of Directors declared a quarterly cash dividend of $0.0725 per share, payable on March 21, 2019 to shareholders of record as of the close of business on February 21, 2019.

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

On January 29, 2016, shareholders approved the Griffon Corporation 2016 Equity Incentive Plan ("Incentive Plan") under which awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, restricted stock units, deferred shares and other stock-based awards may be granted. On January 31, 2018, shareholders approved Amendment No. 1 to the Incentive Plan pursuant to which, among other things, 1,000,000 shares were added to the Incentive Plan. Options granted under the Incentive Plan may be either “incentive stock options” or nonqualified stock options, generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The maximum number of shares of common stock available for award under the Incentive Plan is 3,350,000 (600,000 of which may be issued as incentive stock options), plus (i) any shares reserved for issuance under the 2011 Equity Incentive Plan as of the effective date of the Incentive Plan, and (ii) any shares underlying awards outstanding on such effective date under the 2011 Incentive Plan that are canceled or forfeited. As of December 31, 2018, there were 324,326 shares available for grant.

All grants outstanding under former equity plans will continue under their terms; no additional awards will be granted under such plans.

During the first quarter of 2019, Griffon granted 1,194,538 shares of restricted stock and restricted stock units. This included 666,538 shares of restricted stock and restricted stock units, subject to certain performance conditions, with vesting periods of three years, with a total fair value of $8,105, or a weighted average fair value of $12.16 per share. This also included 528,000 shares of restricted stock granted to two senior executives with a vesting period of four years and a two year post-vesting holding period, subject to the achievement of certain absolute and relative performance conditions relating to the price of Griffon's common stock. So long as the minimum performance condition is attained, the amount of shares that can vest will range from 384,000 to 528,000. The total fair value of these restricted shares is approximately $3,576, or a weighted average fair value of $6.77.

For the quarters ended December 31, 2018 and 2017, stock based compensation expense totaled $2,933 and $2,555, respectively.

On each of August 3, 2016 and August 1, 2018, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under this share repurchase program, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During the quarter ended December 31, 2018, Griffon purchased 29,300 shares of common stock under these repurchase programs, for a total of $290 or $9.91 per share. As of December 31, 2018, an aggregate of $58,037 remains under Griffon's Board authorized repurchase programs.

In addition, during the quarter ended December 31, 2018, 83,133 shares, with a market value of $1,011, or $12.16 per share, were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock. An additional 3,861 shares, with a market value of $47, or $12.16 per share, were withheld from common stock issued upon the vesting of restricted stock units to settle employee taxes due upon vesting.

NOTE 11 – EARNINGS PER SHARE (EPS)

Basic EPS (and diluted EPS in periods when a loss exists) was calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS was calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding.

The following table is a reconciliation of the share amounts (in thousands) used in computing earnings per share:

	Three Months Ended December 31,
	2018	2017
Weighted average shares outstanding - basic	40,750	41,923
Incremental shares from stock based compensation	1,138	1,413
Weighted average shares outstanding - diluted	41,888	43,336

NOTE 12 – BUSINESS SEGMENTS

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

On November 16, 2017, Griffon announced it entered into a definitive agreement to sell Clopay Plastics Products Company, Inc. ("PPC") and on February 6, 2018, completed the sale to Berry Global Group, Inc. ("Berry") for $475,000 in cash, subject to certain post-closing adjustments. As a result, Griffon classified the results of operations of the PPC business as discontinued operations in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operations in the consolidated balance sheets. All results and information presented exclude PPC unless otherwise noted. See Note 15, Discontinued Operations to the Notes of the Financial Statements.

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
Information on Griffon’s reportable segments from continuing operations is as follows:

	For the Three Months Ended December 31,
REVENUE	2018	2017
Home & Building Products:
AMES	$216,474	$216,742
CBP	223,295	154,236
Home & Building Products	439,769	370,978
Defense Electronics	70,753	66,325
Total consolidated net sales	$510,522	$437,303

Disaggregation of Revenue
Revenue from contracts with customers is disaggregated by end markets, segments and geographic location, as it more accurately depicts the nature and amount of the Company’s revenue.

The following table presents revenue disaggregated by end market and segment:

For the Three Months Ended December 31,
2018
Residential repair and remodel	$140,525
Retail	113,365
Commercial construction	84,376
Residential new construction	39,824
Industrial	9,758
International excluding North America	51,921
Total Home and Building Products segment	439,769
U.S. Government	45,560
International	22,099
Commercial	3,094
Total Defense Electronics segment	70,753
Total Consolidated Revenue	$510,522
The following table presents revenue disaggregated by geography based on the location of the Company's customer:

	For the Three Months Ended December 31, 2018
Revenue by Geographic Area - Destination	Home & Building Products	Defense Electronics	Total
United States	$352,743	$48,295	$401,038
Europe	7,882	10,311	18,193
Canada	30,347	2,629	32,976
Australia	44,222	609	44,831
All other countries	4,575	8,909	13,484
Consolidated revenue	$439,769	$70,753	$510,522

The following table reconciles segment operating profit to Income (loss) before taxes from continuing operations:

	For the Three Months Ended December 31,
INCOME BEFORE TAXES FROM CONTINUING OPERATIONS	2018	2017
Segment operating profit:
Home & Building Products	$39,545	$27,751
Defense Electronics	2,149	1,480
Segment operating profit from continuing operations	41,694	29,231
Net interest expense	(16,331)	(16,642)
Unallocated amounts	(11,398)	(10,436)
Acquisition costs	—	(1,612)
Cost of life insurance benefit	—	(2,614)
Income before taxes from continuing operations	$13,965	$(2,073)

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

The following table provides a reconciliation of Segment adjusted EBITDA to Income (loss) before taxes from continuing operations:

	For the Three Months Ended December 31,
	2018	2017
Segment adjusted EBITDA:
Home & Building Products	$51,860	$39,457
Defense Electronics	4,785	4,199
Total Segment adjusted EBITDA	56,645	43,656
Net interest expense	(16,331)	(16,642)
Segment depreciation and amortization	(14,951)	(12,852)
Unallocated amounts	(11,398)	(10,436)
Acquisition costs	—	(3,185)
Cost of life insurance benefit	—	(2,614)
Income (loss) before taxes from continuing operations	$13,965	$(2,073)

Unallocated amounts typically include general corporate expenses not attributable to a reportable segment.

	For the Three Months Ended December 31,
DEPRECIATION and AMORTIZATION	2018	2017
Segment:
Home & Building Products	$12,315	$10,133
Defense Electronics	2,636	2,719
Total segment depreciation and amortization	14,951	12,852
Corporate	134	106
Total consolidated depreciation and amortization	$15,085	$12,958

CAPITAL EXPENDITURES
Segment:
Home & Building Products	$7,145	$6,658
Defense Electronics	1,234	1,943
Total segment	8,379	8,601
Corporate	18	2,184
Total consolidated capital expenditures	$8,397	$10,785

ASSETS	At December 31, 2018	At September 30, 2018
Segment assets:
Home & Building Products	$1,647,069	$1,631,631
Defense Electronics	324,567	346,907
Total segment assets	1,971,636	1,978,538
Corporate	99,919	103,112
Total continuing assets	2,071,555	2,081,650
Assets of discontinued operations	3,234	3,240
Consolidated total	$2,074,789	$2,084,890

NOTE 13 – EMPLOYEE BENEFIT PLANS

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changed certain presentation and disclosure requirements for employers that sponsor defined benefit and post-retirement pension plans. The new standard requires the service cost component of the net benefit cost to be in the same line item as other compensation in operating income and the other components of net benefit cost, including interest costs, amortization of prior service cots, recognized actuarial costs, to be presented outside of operating income on a retrospective basis. The standard was effective for fiscal years beginning after December 15, 2017. The Company adopted the requirements of the standard in the first quarter of 2019 on a retrospective basis reclassifying the other components of the net periodic benefit costs from Selling, general and administrative expenses to a non-service expense within Other income (expense). The defined benefit and post-retirement pension plans did not have a service cost component. The Company utilized a practical expedient included in the accounting guidance which allowed the Company to use amounts previously disclosed in its pension and other post-retirement benefits note for the prior period as the estimation basis for applying the required retrospective presentation requirements.

The Company’s non-service cost components of net periodic benefit cost was a benefit of $787 and $882 during the three months

GRIFFON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)

ended December 31, 2018 and 2017, respectively. The impact of this adoption resulted in a reclassification to the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended December 31, 2017, in which previously reported selling, general and administrative expenses was increased by $882, with a corresponding decrease to Other income (expense). Defined benefit pension expense (income) was as follows:

The remaining provisions of the standard did not have a material impact on our financial position, results of operations or liquidity.

Defined benefit pension expense (income) was as follows:

	Three Months Ended December 31,
	2018	2017
Interest cost	$1,570	$1,407
Expected return on plan assets	(2,583)	(2,639)
Amortization:
Prior service cost	4	4
Recognized actuarial loss	222	346
Net periodic expense (income)	$(787)	$(882)

As a result of the recent passing of our Chairman of the Board, who participated in a Supplemental Executive Retirement Plan relating to his tenure as Chief Executive Officer (a position from which he retired in 2008), the pension benefit liability was reduced by $13,715 at December 31, 2017, with the offset, net of tax, recorded in Other Comprehensive Income.

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS
In May 2017, the FASB issued guidance to address the situation when a company modifies the terms of a stock compensation award previously granted to an employee. This guidance is effective, and should be applied prospectively, for fiscal years beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period. The new guidance is effective for the Company beginning in fiscal 2019. The Company adopted this guidance as of October 1, 2018 and it did not have a material impact on the Company's financial condition, results of operations and related disclosures.
In March 2017, the FASB issued amendments to the Compensation - Retirement Benefits guidance which requires companies to retrospectively present the service cost component of net periodic benefit cost for pension and retiree medical plans along with other compensation costs in operating income and present the other components of net periodic benefit cost below operating income in the income statement. The guidance also allows only the service cost component of net periodic benefit cost to be eligible for capitalization within inventory or fixed assets on a prospective basis. This guidance was effective for fiscal years beginning after December 15, 2017. The Company adopted the requirements of the standard in the first quarter of 2019 on a retrospective basis reclassifying the other components of the net periodic benefit costs from Selling, general and administrative expenses to a non-service expense within Other (income) expense, net. This guidance did not have a material impact on the Company's results of operations. See Note 13 - Employee Benefit Plans for further information on the implementation of this guidance.

In January 2017, the FASB issued guidance that clarifies the definition of a business, which will impact many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The new standard is intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods and will be effective for the Company beginning in fiscal 2019. The Company adopted the requirements of the standard in the first quarter of 2019 and it did not have a material impact on the Company's financial condition, results of operations and related disclosures.

In August 2016, the FASB issued guidance on the Statement of Cash Flows Classification of certain cash receipts and cash payments (a consensus of the FASB Emerging Issues Task Force). This guidance addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This guidance will be effective for the Company beginning in fiscal 2019. The Company adopted the requirements of the standard in the first quarter of 2019 and it did not have a material impact on the Company's financial condition, results of operations and cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) which supersedes nearly all existing revenue recognition guidance. Subsequent to the issuance of Topic 606, the FASB clarified the guidance through several ASUs; hereinafter the collection of revenue guidance is referred to as “ASC 606”. The core principle of ASC 606 is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On October 1, 2018, the Company adopted ASC 606 using the modified retrospective method for all contracts. Results for reporting periods beginning October 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605, Revenue Recognition. The Company recorded a net increase to beginning retained earnings of approximately $5,673 as of October 1, 2018 due to the cumulative impact of adopting ASC 606. The impact to beginning retained earnings primarily related to certain contracts in the Defense Electronics Segment containing provisions for radar and communication products that have an alternative use and/or no right to payment.
The adoption of ASC 606 did not have a material impact on the Company’s Consolidated Condensed Financial Statements as of and for the three month period ended December 31, 2018. See Note 3 - Revenue for additional disclosures required by ASC 606.
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

In January 2017, the FASB issued guidance that simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. This guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those periods and will be effective for the Company beginning October 1, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact of the guidance on the Company's financial condition, results of operations and related disclosures.

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

NOTE 15 – DISCONTINUED OPERATIONS

PPC

On November 16, 2017, Griffon announced it entered into a definitive agreement to sell PPC and on February 6, 2018, completed the sale to Berry for $475,000 in cash, subject to certain post-closing adjustments. As a result, Griffon classified the results of operations of the PPC business as discontinued operations in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operations in the consolidated balance sheets. All results and information presented exclude PPC unless otherwise noted. PPC is a global leader in the development and production of embossed, laminated and printed specialty plastic films for hygienic, health-care and industrial products and sells to some of the world's largest consumer products companies. In connection with the sale of PPC, the Company recorded a gain of $112,964 ($81,041, net of tax) during 2018. The tax computed on the PPC gain is preliminary and is subject to finalization.

Summarized results of the Company’s discontinued operations are as follows:

For the Three Months Ended December 31, 2017
Revenue	$120,430
Cost of goods and services	95,944
Gross profit	24,486
Selling, general and administrative expenses	12,108
Income (loss) from discontinued operations	12,378
Other income (expense)
Gain on sale of business	—
Interest expense, net	(60)
Other, net	(852)
Total other income (expense)	(912)
Income from operations of discontinued operations	$11,466

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

In 2017, Griffon recorded $5,700 of reserves in discontinued operations related to historical environmental remediation efforts and to increase the reserve for homeowner association claims (HOA) related to the Clopay Services Corporation discontinued operations in 2008.

The following amounts summarize the total assets and liabilities of PPC and Installation Services and other discontinued activities which have been segregated from Griffon’s continuing operations, and are reported as assets and liabilities of discontinued operations not held for sale in the Condensed Consolidated Balance Sheets:

	At December 31, 2018	At September 30, 2018
Assets of discontinued operations:
Prepaid and other current assets	$325	$324
Other long-term assets	2,909	2,916
Total assets of discontinued operations	$3,234	$3,240

Liabilities of discontinued operations:
Accrued liabilities, current	$6,882	$7,210
Other long-term liabilities	2,510	2,647
Total liabilities of discontinued operations	$9,392	$9,857

At December 31, 2018, Griffon's assets and liabilities for PPC and Installations Services and other discontinued operations primarily related to insurance claims, income tax and product liability, warranty and environmental reserves and stay and transaction bonuses totaling liabilities of approximately $9,392.

There was no PPC or Installation Services revenue or income for the quarter months ended December 31, 2018 or 2017.

NOTE 16 – OTHER INCOME (EXPENSE)

For the quarters ended December 31, 2018 and 2017, Other income (expense) includes $502 and ($437), respectively, of net currency exchange losses in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $(77) and $(5), respectively, of net investment income (loss).

Additionally, during the quarters ended December 31, 2018 and 2017, Other income (expense) included net periodic benefit income of $787 and $882, respectively. Effective October 1, 2018, these benefits amounts are required to be included in other income; in the past these were in Selling, general and administrative expenses, as a result of implementation of the new accounting standard on pensions. All periods have been restated. See Note 13 - Employee Benefit Plans for further information on the implementation of this guidance.

NOTE 17 – WARRANTY LIABILITY

Telephonics offers warranties against product defects for periods generally ranging from one to two years, depending on the specific product and terms of the customer purchase agreement. CBP also offers warranties against product defects for periods generally ranging from one to ten years, with limited lifetime warranties on certain door models. Typical warranties require AMES, CBP and Telephonics to repair or replace the defective products during the warranty period at no cost to the customer. At the time revenue is recognized, Griffon records a liability for warranty costs, estimated based on historical experience, and periodically assesses its warranty obligations and adjusts the liability as necessary. AMES offers an express limited warranty for a period of ninety days on all products from the date of original purchase unless otherwise stated on the product or packaging from the date of original purchase.

Changes in Griffon’s warranty liability, included in Accrued liabilities, were as follows:

	Three Months Ended December 31,
	2018	2017
Balance, beginning of period	$8,174	$6,236
Warranties issued and changes in estimated pre-existing warranties	4,061	1,475
Actual warranty costs incurred	(3,194)	(2,492)
Other warranty liabilities assumed from acquisitions	—	$836
Balance, end of period	$9,041	$6,055

NOTE 18 – OTHER COMPREHENSIVE INCOME (LOSS)

The amounts recognized in other comprehensive income (loss) were as follows:

	Three Months Ended December 31, 2018			Three Months Ended December 31, 2017
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(5,736)	$—	$(5,736)	$(1,289)	$—	$(1,289)
Pension and other defined benefit plans	271	(87)	184	14,244	(4,685)	9,559
Cash flow hedges	157	(55)	102	130	(42)	88
Total other comprehensive income (loss)	$(5,308)	$(142)	$(5,450)	$13,085	$(4,727)	$8,358

The components of Accumulated other comprehensive income (loss) are as follows:

	December 31, 2018	September 30, 2018
Foreign currency translation adjustments	$(28,560)	$(22,824)
Pension and other defined benefit plans	(11,575)	(11,759)
Change in Cash flow hedges	573	471
	$(39,562)	$(34,112)

Amounts reclassified from accumulated other comprehensive income (loss) to income were as follows:

	For the Three Months Ended December 31,
Gain (Loss)	2018	2017
Pension amortization	$(226)	$(529)
Cash flow hedges	682	(7)
Total gain (loss)	456	(536)
Tax benefit (expense)	(158)	161
Total	$298	$(375)

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

Based on our periodic review of public records, we recently became aware of a letter that the United States Environmental Protection Agency (the “EPA”) recently made available on its website. In this letter, dated August 2018, the DEC requested that the Peekskill Site be nominated by the EPA for inclusion on the National Priorities List. The DEC also indicated in this letter that it conducted subsequent investigative work that resulted in findings suggesting that the extent of contamination is greater than what was assumed at the time the ROD was issued.

We are unaware of any attempt by the EPA to contact Lightron, ISC or its advisors, and therefore we cannot assess or predict how the EPA will react to the letter from the DEC. Absent action by the EPA, we would expect that the DEC will enter into negotiations with potentially responsible parties (“PRPs”) to request they undertake performance of the remedies selected in the ROD. The DEC might also begin a process in which it seeks to amend the ROD or issue a new ROD, in which case it may then seek to enter into negotiations with PRPs to request they undertake performance of the remedies selected in an amended or new ROD.

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

Union Fork and Hoe, Frankfort, NY site. The former Union Fork and Hoe property in Frankfort, NY was acquired by Ames in 2006 as part of a larger acquisition, and has historic site contamination involving chlorinated solvents, petroleum hydrocarbons and metals. AMES has entered into an Order on Consent with the New York State Department of Environmental Conservation. While the Order is without admission or finding of liability or acknowledgment that there has been a release of hazardous substances at the site, AMES is required to perform a remedial investigation of certain portions of the property and to recommend a remediation option. At the conclusion of the remediation phase to the satisfaction of the DEC, the DEC will issue a Certificate of Completion. AMES has performed significant investigative and remedial activities in the last few years under work plans approved by the DEC, and the DEC has approved the final remedial investigation and feasibility study reports. AMES’ recommended remedial option of excavation and offsite disposal of lead contaminated soils, capping of other areas of the site impacted by other metals and performing limited groundwater monitoring was accepted by the DEC in a Record of Decision issued March 1, 2018. The Company has submitted a final design and implementation work plan to the State of New York and is awaiting approval. Implementation of the selected remedial alternative is expected to be completed in 2019. AMES has a number of defenses to liability in this matter, including its rights under a previous Consent Judgment entered into between the DEC and a predecessor of AMES relating to the site.

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

NOTE 20 — CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the domestic assets of Clopay Building Products Company, Inc., Telephonics Corporation, The AMES Companies, Inc., ATT Southern LLC, Clopay Ames True Temper Holding Corp., ClosetMaid, LLC, CornellCookson, LLC and Cornell Real Estate Holdings, LLC, all of which are indirectly 100% owned by Griffon. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act, presented below are condensed consolidating financial information as of December 31, 2018 and September 30, 2018 and for the three months ended December 31, 2018 and 2017. The financial information may not necessarily be indicative of the results of operations or financial position of the guarantor companies or non-guarantor companies had they operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly-owned subsidiaries accounted for under the equity method.

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

CONDENSED CONSOLIDATING BALANCE SHEETS
At December 31, 2018

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CURRENT ASSETS
Cash and equivalents	$10,629	$32,096	$39,027	$—	$81,752
Accounts receivable, net of allowances	—	217,290	36,535	(474)	253,351
Contract costs and recognized income not yet billed, net of progress payments	—	88,019	1,213	—	89,232
Inventories, net	—	384,893	67,462	7	452,362
Prepaid and other current assets	8,067	22,507	6,668	2,373	39,615
Assets of discontinued operations	—	—	325	—	325
Total Current Assets	18,696	744,805	151,230	1,906	916,637
PROPERTY, PLANT AND EQUIPMENT, net	887	295,409	40,194	—	336,490
GOODWILL	—	394,008	44,420	—	438,428
INTANGIBLE ASSETS, net	93	279,849	85,439	—	365,381
INTERCOMPANY RECEIVABLE	67,780	621,995	58,690	(748,465)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	1,542,276	508,267	3,029,840	(5,080,383)	—
OTHER ASSETS	6,708	17,057	(2,136)	(6,685)	14,944
ASSETS OF DISCONTINUED OPERATIONS	—	—	2,909	—	2,909
Total Assets	$1,636,440	$2,861,390	$3,410,586	$(5,833,627)	$2,074,789
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$2,276	$3,448	$7,148	$—	$12,872
Accounts payable and accrued liabilities	27,556	280,395	32,424	7,195	347,570
Liabilities of discontinued operations	—	—	6,882	—	6,882
Total Current Liabilities	29,832	283,843	46,454	7,195	367,324

LONG-TERM DEBT, net	1,077,036	5,250	59,793	—	1,142,079
INTERCOMPANY PAYABLES	51,497	283,010	415,912	(750,419)	—
OTHER LIABILITIES	6,514	71,569	16,882	(3,650)	91,315
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	2,510	—	2,510
Total Liabilities	1,164,879	643,672	541,551	(746,874)	1,603,228
SHAREHOLDERS’ EQUITY	471,561	2,217,718	2,869,035	(5,086,753)	471,561
Total Liabilities and Shareholders’ Equity	$1,636,440	$2,861,390	$3,410,586	$(5,833,627)	$2,074,789

CONDENSED CONSOLIDATING BALANCE SHEETS
At September 30, 2018

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CURRENT ASSETS
Cash and equivalents	$15,976	$16,353	$37,429	$—	$69,758
Accounts receivable, net of allowances	—	234,885	69,729	(24,105)	280,509
Contract costs and recognized income not yet billed, net of progress payments	—	121,393	410	—	121,803
Inventories, net	—	332,067	66,373	(81)	398,359
Prepaid and other current assets	12,179	21,313	6,168	2,461	42,121
Assets of discontinued operations	—	—	324	—	324
Total Current Assets	28,155	726,011	180,433	(21,725)	912,874

PROPERTY, PLANT AND EQUIPMENT, net	936	299,920	41,636	—	342,492
GOODWILL	6,646	361,507	71,242	—	439,395
INTANGIBLE ASSETS, net	93	293,093	77,672	—	370,858
INTERCOMPANY RECEIVABLE	56,396	314,394	(121,445)	(249,345)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	1,528,932	968,330	3,347,894	(5,845,156)	—
OTHER ASSETS	8,651	15,942	374	(8,612)	16,355
ASSETS OF DISCONTINUED OPERATIONS	—	—	2,916	—	2,916
Total Assets	$1,629,809	$2,979,197	$3,600,722	$(6,124,838)	$2,084,890
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$2,276	$3,398	$7,337	$—	$13,011
Accounts payable and accrued liabilities	26,639	303,154	59,531	(16,474)	372,850
Liabilities of discontinued operations	—	(22,327)	29,537	—	7,210
Total Current Liabilities	28,915	284,225	96,405	(16,474)	393,071
LONG-TERM DEBT, net	1,044,071	6,110	57,890	—	1,108,071
INTERCOMPANY PAYABLES	66,058	(77,760)	263,227	(251,525)	—
OTHER LIABILITIES	16,374	73,391	20,592	(3,647)	106,710
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	2,647	—	2,647
Total Liabilities	1,155,418	285,966	440,761	(271,646)	1,610,499
SHAREHOLDERS’ EQUITY	474,391	2,693,231	3,159,961	(5,853,192)	474,391
Total Liabilities and Shareholders’ Equity	$1,629,809	$2,979,197	$3,600,722	$(6,124,838)	$2,084,890

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended December 31, 2018

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$419,244	$98,240	$(6,962)	$510,522
Cost of goods and services	—	309,097	65,702	(7,323)	367,476
Gross profit	—	110,147	32,538	361	143,046
Selling, general and administrative expenses	5,060	84,976	23,817	(99)	113,754
Income (loss) from operations	(5,060)	25,171	8,721	460	29,292
Other income (expense)
Interest income (expense), net	(6,307)	(9,130)	(894)	—	(16,331)
Other, net	(262)	687	1,041	(462)	1,004
Total other income (expense)	(6,569)	(8,443)	147	(462)	(15,327)
Income (loss) before taxes	(11,629)	16,728	8,868	(2)	13,965
Provision (benefit) for income taxes	(3,535)	5,974	2,775	(2)	5,212
Income (loss) before equity in net income of subsidiaries	(8,094)	10,754	6,093	—	8,753
Equity in net income (loss) of subsidiaries	16,847	6,050	10,754	(33,651)	—
Income from continuing operations	$8,753	$16,804	$16,847	$(33,651)	$8,753

Net Income (loss)	$8,753	$16,804	$16,847	$(33,651)	$8,753
Comprehensive income (loss)	$3,303	$53,569	$(4,551)	$(49,018)	$3,303

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended December 31, 2017

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$351,312	$92,519	$(6,528)	$437,303
Cost of goods and services	—	262,640	60,779	(6,895)	316,524
Gross profit	—	88,672	31,740	367	120,779
Selling, general and administrative expenses	11,337	75,330	20,049	(92)	106,624
Income (loss) from operations	(11,337)	13,342	11,691	459	14,155
Other income (expense)
Interest income (expense), net	(6,774)	(6,202)	(3,666)	—	(16,642)
Other, net	(5)	1,205	(324)	(462)	414
Total other income (expense)	(6,779)	(4,997)	(3,990)	(462)	(16,228)
Income (loss) before taxes	(18,116)	8,345	7,701	(3)	(2,073)
Provision (benefit) for income taxes	(29,692)	2,734	2,057	(3)	(24,904)
Income (loss) before equity in net income of subsidiaries	11,576	5,611	5,644	—	22,831
Equity in net income (loss) of subsidiaries	19,413	(652)	5,611	(24,372)	—
Income (loss) from continuing operations	30,989	4,959	11,255	(24,372)	22,831
Income (loss) from discontinued operations	—	4,360	3,798	—	8,158
Net Income (loss)	$30,989	$9,319	$15,053	$(24,372)	$30,989

Comprehensive income (loss)	$39,347	$22,769	$47,447	$(70,216)	$39,347

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2018

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,753	$16,804	$16,847	$(33,651)	$8,753
Net cash provided by (used in) operating activities:	(23,532)	16,272	8,301	—	1,041
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(18)	(6,935)	(1,444)	—	(8,397)
Acquired businesses, net of cash acquired	(9,219)	—	—	—	(9,219)
Proceeds from sale of assets	—	38	13	—	51
Net cash provided by investing activities	(9,237)	(6,897)	(1,431)	—	(17,565)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(1,348)	—	—	—	(1,348)
Proceeds from long-term debt	32,412	—	6,553	—	38,965
Payments of long-term debt	(569)	(855)	(2,898)	—	(4,322)
Change in short-term borrowings	—	38	—	—	38
Financing costs	(67)	—	—	—	(67)
Contingent consideration for acquired businesses	—	—	(1,686)	—	(1,686)
Dividends paid	(3,143)	—	—	—	(3,143)
Other, net	137	7,240	(7,240)	—	137
Net cash provided by (used in) financing activities	27,422	6,423	(5,271)	—	28,574
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	—	—	(458)	—	(458)
Effect of exchange rate changes on cash and equivalents	—	(55)	457	—	402
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(5,347)	15,743	1,598	—	11,994
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	15,976	16,353	37,429	—	69,758
CASH AND EQUIVALENTS AT END OF PERIOD	$10,629	$32,096	$39,027	$—	$81,752

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2017

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$30,989	$9,319	$15,053	$(24,372)	$30,989
Net (income) loss from discontinued operations	—	(4,360)	(3,798)	—	(8,158)
Net cash provided by (used in) operating activities:	(68,932)	48,147	15,131	—	(5,654)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(121)	(7,984)	(2,680)	—	(10,785)
Acquired businesses, net of cash acquired	(194,001)	(4,682)	—	—	(198,683)
Proceeds from sale of assets	—	7	432	—	439
Net cash provided by (used in) investing activities	(194,122)	(12,659)	(2,248)	—	(209,029)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(4,332)	—	—	—	(4,332)
Proceeds from long-term debt	326,094	976	(976)	—	326,094
Payments of long-term debt	(45,719)	(1,776)	(5,478)	—	(52,973)
Change in short-term borrowings	—	35	—	—	35
Financing costs	(7,392)	—	—	—	(7,392)
Dividends paid	(2,990)	—	—	—	(2,990)
Other, net	84	(10,524)	10,524	—	84
Net cash provided by (used in) financing activities	265,745	(11,289)	4,070	—	258,526
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	—	(827)	(5,592)	—	(6,419)
Effect of exchange rate changes on cash and equivalents	—	(1)	(684)	—	(685)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	2,691	23,371	10,677	—	36,739
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	3,240	8,066	36,375	—	47,681
CASH AND EQUIVALENTS AT END OF PERIOD	$5,931	$31,437	$47,052	$—	$84,420

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

Recent Highlights

On September 5, 2017, Griffon announced the acquisition of ClosetMaid LLC ("ClosetMaid") and the commencement of the strategic alternatives process for Clopay Plastic Products, beginning the transformation of Griffon.

In February 2018, we closed on the sale of our PPC business to Berry for $475,000, thus exiting the specialty plastics industry that the Company had entered when it acquired Clopay Corporation in 1986. This transaction provided immediate liquidity and positions the Company to improve its cash flow conversion given the historically higher capital needs of the PPC operations as compared to Griffon’s remaining businesses.

In October 2017, we acquired ClosetMaid from Emerson Electric Co. (NYSE:EMR) for an effective purchase price of approximately $165,000. ClosetMaid, founded in 1965, is a leading North American manufacturer and marketer of wood and wire closet organization, general living storage and wire garage storage products, and sells to some of the largest home center retail chains, mass merchandisers, and direct-to-builder professional installers in North America.

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

In June 2018, Clopay Building Products Company, Inc. acquired CornellCookson, Inc. ("CornellCookson"), a leading provider of rolling steel service doors, fire doors, and grilles, for an effective purchase price of approximately $170,000. This transaction strengthened CBP's strategic portfolio with a line of commercial rolling steel door products to complement the existing CBP sectional door offerings in the commercial industry, and expands the CBP network of professional dealers focused on the commercial market. CornellCookson is expected to contribute approximately $200,000 in annual sales to Griffon’s Home and Building Products Segment.

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

Reportable Segments:

Griffon currently conducts its operations through two reportable segments:

•	Home & Building Products (“HBP”) segment consists of two companies, The AMES Companies, Inc. (“AMES”) and Clopay Building Products Company, Inc, (“CBP”):

AMES, founded in 1774, is the leading North American manufacturer and a global provider of branded consumer and professional tools, landscaping products, and outdoor lifestyle solutions. In 2018, we acquired ClosetMaid, a leader in wood and wire closet organization, general living storage and wire garage storage products for homeowners and professionals.

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

OVERVIEW

Revenue for the quarter ended December 31, 2018 was $510,522 compared to $437,303 in the prior year quarter, an increase of approximately 17%, primarily driven by increased revenue at Home & Building Products, from both recent acquisitions and organic growth, and increased revenue at Telephonics. Organic growth was 5%. Income from continuing operations was $8,753 or $0.21 per share, compared to $22,831 or $0.53 per share, in the prior year quarter. The current quarter results from continuing operations included discrete and certain other tax provisions, net, of $467 or $0.01 per share.

The prior year quarter results from continuing operations included the following.

–    Acquisition costs of $3,185 ($2,348, net of tax, or $0.05 per share);
–    Cost of life insurance benefit of $2,614 ($248, net tax, or $0.01 per share); and
–    Discrete and certain other tax benefits, net, of $23,018 or $0.53 per share.

Excluding these items from the respective quarterly results, Income from continuing operations would have been $9,220 or $0.22 per share in the current quarter compared to $2,409 or $0.06 per share in the prior year quarter.

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

GRIFFON CORPORATION AND SUBSIDIARIES
RECONCILIATION OF INCOME FROM CONTINUING OPERATIONS
TO ADJUSTED INCOME FROM CONTINUING OPERATIONS
(Unaudited)

	For the Three Months Ended December 31,
	2018	2017
Income from continuing operations	$8,753	$22,831

Adjusting items, net of tax:
Acquisition costs	—	2,348
Cost of life insurance benefit	—	248
Discrete and certain other tax provisions (benefits)	467	(23,018)

Adjusted income from continuing operations	$9,220	$2,409

Diluted earnings per common share from continuing operations	$0.21	$0.53

Adjusting items, net of tax:
Acquisition costs	—	0.05
Cost of life insurance benefit	—	0.01
Discrete and certain other tax benefits	0.01	(0.53)

Adjusted earnings per common share from continuing operations	$0.22	$0.06

Weighted-average shares outstanding (in thousands)	41,888	43,336

Note: Due to rounding, the sum of earnings per common share and adjusting items, net of tax, may not equal adjusted earnings per common share.

RESULTS OF CONTINUING OPERATIONS

Three months ended December 31, 2018 and 2017

Griffon evaluates performance and allocates resources based on each segment's operating results before interest income and expense, income taxes, depreciation and amortization, and unallocated amounts (mainly corporate overhead), restructuring charges, loss on debt extinguishment and acquisition related expenses, as well as other items that may affect comparability, as applicable (“Segment adjusted EBITDA”). Griffon believes this information is useful to investors for the same reason. The following table provides a reconciliation of Segment operating profit from continuing operations to Income (loss) before taxes from continuing operations:

	For the Three Months Ended December 31,
	2018	2017
Segment operating profit:
Home & Building Products	$39,545	$27,751
Telephonics	2,149	1,480
Segment operating profit from continuing operations	41,694	29,231
Net interest expense	(16,331)	(16,642)
Unallocated amounts	(11,398)	(10,436)
Acquisition costs	—	(1,612)
Cost of life insurance benefit	—	(2,614)
Income before taxes from continuing operations	$13,965	$(2,073)

The following table provides a reconciliation of Segment adjusted EBITDA from continuing operations to Income (loss) before taxes from continuing operations:

	For the Three Months Ended December 31,
	2018	2017
Segment adjusted EBITDA:
Home & Building Products	$51,860	$39,457
Defense Electronics	4,785	4,199
Total Segment adjusted EBITDA	56,645	43,656
Net interest expense	(16,331)	(16,642)
Segment depreciation and amortization	(14,951)	(12,852)
Unallocated amounts	(11,398)	(10,436)
Acquisition costs	—	(3,185)
Cost of life insurance benefit	—	(2,614)
Income (loss) before taxes from continuing operations	$13,965	$(2,073)

Home & Building Products

	For the Three Months Ended December 31,
	2018		2017
Revenue:
AMES	$216,474		$216,742
CBP	223,295		154,236
Home & Building Products	$439,769		$370,978
Segment operating profit	$39,545	9.0%	$27,751	7.5%
Depreciation and amortization	12,315		10,133
Acquisition costs	—		1,573
Segment adjusted EBITDA	$51,860	11.8%	$39,457	10.6%

For the quarter ended December 31, 2018, revenue increased $68,791 or 19%, compared to the prior year period. CBP benefited from the acquisition of CornellCookson on June 4, 2018, which delivered approximately $51,000 of revenue, as well as from favorable mix, pricing and volume. At AMES, increased US revenue driven by lawn and garden volume was offset by decreased non U.S. lawn and garden volume, mainly due to adverse weather conditions, and reduced storage and organization volume due to timing of orders. Organic growth was 5%.

For the quarter ended December 31, 2018, Segment operating profit increased 43% to $39,545 compared to $27,751 in the prior year period. Excluding the impact of acquisition related costs from the prior year period, Segment operating profit would have increased 35%, primarily driven by the increased revenue as noted above, partially offset by increased input costs and tariffs. Segment depreciation and amortization increased $2,182 from the prior year period primarily from acquisitions.

On January 31, 2019, CBP announced a $14,000 investment in facilities infrastructure and equipment at its CornellCookson location in Mountain Top, Pennsylvania.  This project includes a 90,000 square foot expansion to the already existing 184,000 square foot facility, along with the addition of state of the art manufacturing equipment.  Through this expansion, the CornellCookson Mountain Top location will improve its manufacturing efficiency and shipping operations, as well as increase manufacturing capacity to support full-rate production of new and core products. The project is expected to be completed by the end of calendar 2019.
Prior year's acquisitions

On June 4, 2018, CBP completed the acquisition of CornellCookson, a leading US manufacturer and marketer of rolling steel door and grille products designed for commercial, industrial, institutional and retail use, for $180,000, excluding certain post-closing adjustments primarily related to working capital. After taking into account the net of the estimated present value of tax benefits resulting from the transaction, the effective purchase price is approximately $170,000. The acquisition of CornellCookson substantially expanded CBP’s non-residential product offerings, and added an established professional dealer network focused on rolling steel door and grille products for commercial, industrial, institutional and retail use. CornellCookson is expected to generate approximately $200,000 in revenue in the first full year of operations.

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

On November 6, 2017, AMES acquired Harper, a division of Horizon Global, for approximately $5,000. Harper is a leading U.S. manufacturer of cleaning products for professional, home, and industrial use. The acquisition will broaden AMES’ long-handle tool offering in North America to include brooms, brushes, and other cleaning tools and accessories. Harper, as expected, generated approximately $10,000 in revenue in the first twelve months after the acquisition.

On October 2, 2017, Griffon completed the acquisition of ClosetMaid, a market leader in home storage and organization products, for approximately $185,700, inclusive of post-closing adjustments, or $165,000 net of the estimated present value of tax benefits resulting from the transaction. ClosetMaid adds to Griffon's Home and Building Products segment, complementing and diversifying Griffon's portfolio of leading consumer brands and products. ClosetMaid, as expected, generated over $300,000 in revenue in the first twelve months after the acquisition.

Defense Electronics

	For the Three Months Ended December 31,
	2018		2017
Revenue	$70,753		$66,325
Segment operating profit	$2,149	3.0%	$1,480	2.2%
Depreciation and amortization	2,636		2,719
Segment adjusted EBITDA	$4,785	6.8%	$4,199	6.3%

For the quarter ended December 31, 2018, revenue increased $4,428 or 7% compared to the prior year quarter, primarily due to a $4,606 benefit from the adoption of revenue recognition guidance effective October 1, 2018. Additionally, increased airborne surveillance radar and wireless intercommunication systems revenue was offset by reduced dismounted Electronic Countermeasure system volume. The impact of the revenue recognition guidance is expected to be immaterial on the full year results.

For the quarter ended December 31, 2018, Segment operating profit increased $669 compared to the prior year quarter due to increased revenue, partially offset by unfavorable program mix and the impact of revised estimates to complete remaining performance obligations on certain radar and airborne intercommunication systems. Segment operating profit also benefited from the adoption of revenue recognition guidance effective October 1, 2018 by approximately $1,300. The impact of this revenue recognition guidance is expected to be immaterial on the full year results.

During the quarter ended December 31, 2018, Telephonics was awarded several new contracts and received incremental funding on existing contracts approximating $63,300. Contract backlog was $366,700 at December 31, 2018, with 70% expected to be fulfilled in the next 12 months. Backlog, restated for the adoption of revenue recognition guidance on October 1, 2018, was $374,200 at September 30, 2018. Backlog is defined as unfilled firm orders for products and services for which funding has been both authorized and appropriated by the customer or Congress, in the case of US government agencies.

Unallocated

For the quarter ended December 31, 2018, unallocated amounts totaled $11,398 compared to $10,436 in the prior year. The increase in the current quarter compared to the respective prior year period primarily relates to compensation and incentive costs.

Segment Depreciation and Amortization

Segment depreciation and amortization increased $2,099 for the quarter ended December 31, 2018, respectively, compared to the comparable prior year period, primarily due to depreciation and amortization on assets acquired in acquisitions.

Other Income (Expense)

For the quarters ended December 31, 2018 and 2017, Other income (expense) includes $502 and ($437), respectively, of net currency exchange losses in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $(77) and $(5), respectively, of net investment income.

Additionally, during the quarters ended December 31, 2018 and 2017, Other income (expense) included net periodic benefit income of $787 and $882, respectively. Effective October 1, 2018, these benefits amounts are required to be included in other income; in the past these were in Selling, general and administrative expenses, as a result of implementation of the new accounting standard on pensions. All periods have been restated. See Note 13 - Employee Benefit Plans for further information on the implementation of this guidance.

Provision for income taxes
During the three months ended December 31, 2018, the Company recognized a tax provision of $5,212 on Income before taxes from continuing operations of $13,965, compared to a tax benefit of $24,904 on a Loss before taxes from continuing operations of $2,073 in the comparable prior year period. The three month period ended December 31, 2018 included net tax provisions that affect comparability of $467. The three month period ended December 31, 2017 included net tax benefits that affect comparability of $23,018 primarily from approximately $23,941 related to the December 22, 2017 tax reform bill associated with the revaluation of deferred tax liabilities, $3,185 ($2,348 net of tax) of acquisition costs and $2,614 ($248 net of tax) charges related to cost of life insurance benefits. Excluding these items, the effective tax rates for the three months ended December 31, 2018 and 2017 were 34.0% and 35.4%, respectively.
On December 22, 2017, the “Tax Cuts and Jobs Act” (“TCJA”) was signed into law, and, among other changes, reduced the federal statutory tax rate from 35.0% to 21.0%. In accordance with U.S. GAAP for income taxes, as well as SEC Staff Accounting Bulletin No. 118 (“SAB 118”), the Company made a reasonable estimate of the impacts of the TCJA and recorded this estimate in its results for the year ended September 30, 2018. SAB 118 allows for a measurement period of up to one year, from the date of enactment, to complete the Company’s accounting for the impacts of the TCJA. As of December 31, 2018, our analysis under SAB 118 is complete and resulted in no material adjustments to the provision amounts recorded as of September 30, 2018.
Stock based compensation

For the quarters ended December 31, 2018 and 2017, stock based compensation expense totaled $2,933 and $2,555, respectively.

Comprehensive income (loss)

For the quarter ended December 31, 2018, total other comprehensive loss, net of taxes, of $5,450, included a loss of $5,736 from foreign currency translation adjustments primarily due to the weakening of the Euro, British pound, Canadian and Australian currencies, all in comparison to the US Dollar, a $184 benefit from pension amortization of actuarial losses and a $102 gain on cash flow hedges.

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

Discontinued operations

Plastic Products Company

On November 16, 2017, Griffon announced it entered into a definitive agreement to sell PPC and on February 6, 2018, completed the sale to Berry for $475,000 in cash, subject to certain post-closing adjustments. As a result, Griffon classified the results of operations of the PPC business as discontinued operations in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operations in the consolidated balance sheets. All results and information presented exclude PPC unless otherwise noted. PPC is a global leader in the development and production of embossed, laminated and printed specialty plastic films for hygienic, health-care and industrial products and sells to some of the world's largest consumer products companies. See Note 15, Discontinued Operations.

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

Griffon substantially concluded remaining disposal activities in 2009. There was no revenue or income from the Installation Services’ business for the quarters ended December 31, 2018 and 2017.

At December 31, 2018, Griffon's assets and liabilities for PPC and Installations Services and other discontinued operations primarily related to insurance claims, income tax and product liability, warranty and environmental reserves and stay and transaction bonuses totaling liabilities of approximately of $9,392.

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

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

Cash Flows from Continuing Operations	For the Three Months Ended December 31,
(in thousands)	2018	2017
Net Cash Flows Provided by (Used In):
Operating activities	$1,041	$(5,654)
Investing activities	(17,565)	(209,029)
Financing activities	28,574	258,526

Cash provided by the operating activities of continuing operations for the three months ended December 31, 2018 was $1,041 compared to the $5,654 used in the prior year period. Cash provided by income of continuing operations, adjusted for non-cash expenditures, was offset by a net increase in working capital consisting of an increase in inventory and a decrease in accounts payable, offset by a decrease in accounts receivable and contract costs and recognized income not yet billed.

During the quarter ended December 31, 2018, Griffon used $17,565 of cash in investing activities from continuing operations compared to $209,029 used in the prior year. Payments for acquired businesses totaled $9,219 compared to $198,683 in the prior year comparable period. Payments for acquired businesses in the current quarter consisted of a final working capital adjustment for CornellCookson. Payments for acquired businesses in the prior year quarter were made to consummate the October 2, 2017, acquisition of ClosetMaid for approximately $185,700, inclusive of post-closing adjustments, or $165,000 net of the estimated present value of tax benefits under the current tax law. Additionally, on November 6, 2017, AMES acquired Harper for approximately $5,000. Capital expenditures for the quarter ended December 31, 2018 totaled $8,397, a decrease of $2,388 from the prior year.

During the quarter ended December 31, 2018, cash provided by financing activities from continuing operations totaled $28,574 compared to the $258,526 provided in the prior comparable quarter. Cash provided by financing activities from continuing operations in the current year quarter consisted primarily of net borrowings of long term debt, partially offset by payments of dividends. Cash provided by financing activities from continuing operations in the comparable prior year quarter included an add-on offering of $275,000 aggregate principal amount of 5.25% senior notes due 2022, which was completed on October 2, 2017 in connection with the purchase of ClosetMaid, as well as for general corporate purposes (including reducing the outstanding balance of Griffon's Revolving Credit Facility (the "Credit Agreement")). At December 31, 2018, there were $57,500 in outstanding borrowings under the Credit Agreement, compared to $147,743 in outstanding borrowings at the same date in the prior year.

During the quarter ended December 31, 2018, the Board of Directors approved a quarterly cash dividend of $0.0725 per share. On January 31, 2019, the Board of Directors declared a quarterly cash dividend of $0.0725 per share, payable on March 21, 2019 to shareholders of record as of the close of business on February 21, 2019.

Payments related to Telephonics revenue are received in accordance with the terms of development and production subcontracts; certain of such receipts are progress or performance based payments. With respect to HBP, there have been no material adverse impacts on payment for sales.

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue from continuing operations. For the quarter ended December 31, 2018:

•	The United States Government and its agencies, through either prime or subcontractor relationships, represented 9% of Griffon’s consolidated revenue and 64% of Telephonics’ revenue.

•	The Home Depot represented 17% of Griffon’s consolidated revenue and 19% of HBP’s revenue.

No other customer exceeded 10% of consolidated revenue. Future operating results will continue to depend substantially on the success of Griffon’s largest customers and our ongoing relationships with them. Orders from these customers are subject to change and may fluctuate materially. The loss of all or a portion of the volume from any one of these customers could have a material adverse impact on Griffon’s liquidity and results of operations.

Cash and Equivalents and Debt	December 31,	September 30,
(in thousands)	2018	2018
Cash and equivalents	$81,752	$69,758
Notes payables and current portion of long-term debt	12,872	13,011
Long-term debt, net of current maturities	1,142,079	1,108,071
Debt discount/premium and issuance costs	12,622	13,610
Total debt	1,167,573	1,134,692
Debt, net of cash and equivalents	$1,085,821	$1,064,934

On October 2, 2017, in an unregistered offering through a private placement under Rule 144A, Griffon completed the add-on offering of $275,000 principal amount of its 5.25% senior notes due 2022, at 101.00% of par, to Griffon's previously issued $125,000 principal amount of its 5.25% senior notes due 2022, at 98.76% of par, completed on May 18, 2016 and $600,000 5.25% senior notes due 2022, at par, completed on February 27, 2014 (collectively the “Senior Notes”). As of December 31, 2018, outstanding Senior Notes due totaled $1,000,000; interest is payable semi-annually on March 1 and September 1. The net proceeds of the $275,000 add-on offering were used to acquire ClosetMaid with the remaining proceeds used to pay down outstanding loan borrowings under the Credit Agreement. The net proceeds of the previously issued $125,000 add-on offering were used to pay down outstanding revolving loan borrowings under the Credit Agreement.

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On February 5, 2018, July 20, 2016 and June 18, 2014, Griffon exchanged all of the $275,000, $125,000 and $600,000 Senior Notes, respectively, for substantially identical Senior Notes registered under the Securities Act via an exchange offer. The fair value of the Senior Notes approximated $910,000 on December 31, 2018 based upon quoted market prices (level 1 inputs). In connection with the issuance and exchange of the $275,000 senior notes, Griffon capitalized $8,472 of underwriting fees and other expenses; in addition to the $13,329 capitalized under previously issued $600,000 Senior Notes. All capitalized fees for the Senior Notes will amortize over the term of the notes and, at December 31, 2018, $12,017 remained to be amortized.

On March 22, 2016, Griffon amended and restated the Credit Agreement to increase the commitments under the credit facility from $250,000 to $350,000, extend its maturity from March 13, 2020 to March 22, 2021, and modify certain other provisions of the facility. On October 2, 2017 and on May 31, 2018, Griffon amended the Credit Agreement in connection with the ClosetMaid and the CornellCookson acquisitions, respectively, to, among other things, modify the net leverage covenant. The facility includes a letter of credit sub-facility with a limit of $50,000 and a multi-currency sub-facility of $100,000. The Credit Agreement provides for same day borrowings of base rate loans. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility or the occurrence of an event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, in each case without a floor, plus an applicable margin, which adjusts based on financial performance. Current margins are 1.75% for base rate loans and 2.75% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries (except that a lien on the assets of Griffon's material domestic subsidiaries securing a limited amount of the debt under the Credit Agreement relating to Griffon's Employee Stock Ownership Plan ("ESOP") ranks pari passu with the lien granted on such assets under the Credit Agreement). At December 31, 2018, under the Credit Agreement, there were $57,500 outstanding borrowings; outstanding standby letters of credit were $14,667; and $277,833 was available, subject to certain loan covenants, for borrowing at that date.

In September 2015 and March 2016, Griffon entered into mortgage loans in the amounts of $32,280 and $8,000, respectively, and were due to mature in September 2025 and April 2018, respectively. The mortgage loans were secured and collateralized by four properties occupied by Griffon's subsidiaries and were guaranteed by Griffon. The loans had an interest rate of LIBOR plus 1.50%. The loans were paid off during the year ended September 30, 2018.

In August 2016, Griffon’s ESOP entered into an agreement that refinanced the existing ESOP loan into a new Term Loan in the amount of $35,092 (the "Agreement"). The Agreement also provided for a Line Note with $10,908 available to purchase shares of Griffon common stock in the open market. During 2017, Griffon's ESOP purchased 621,875 shares of common stock for a total of $10,908 or $17.54 per share, under a borrowing line that has now been fully utilized. On June 30, 2017, the Term Loan and Line Note were combined into a single Term Loan. The Term Loan bears interest at LIBOR plus 3.00%. The Term Loan requires quarterly principal payments of $569 with a balloon payment due at maturity on March 22, 2020. As a result of the special cash dividend of $1.00 per share, paid on April 16, 2018, the outstanding balance of the Term Loan was reduced by $5,705. As of December 31, 2018, $33,970, net of issuance costs, was outstanding under the Term Loan. The Term Loan is secured by shares purchased with the proceeds of the loan and with a lien on a specific amount of Griffon assets (which lien ranks pari passu with the lien granted on such assets under the Credit Agreement) and is guaranteed by Griffon.

Two of Griffon's subsidiaries have capital leases outstanding for real estate located in Troy, Ohio and Ocala, Florida. The leases mature in 2021 and 2022, respectively, and bear interest at fixed rates of approximately 5.0% and 8.0%, respectively. The Troy, Ohio lease is secured by a mortgage on the underlying real estate and is guaranteed by Griffon. The Ocala, Florida lease contains two five-year renewal options. At December 31, 2018, $6,669 was outstanding, net of issuance costs.

In November 2012, Garant G.P. (“Garant”) entered into a CAD $15,000 ($11,018 as of December 31, 2018) revolving credit facility. The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (4.11% LIBOR USD and 3.50% Bankers Acceptance Rate CDN as of December 31, 2018). The revolving facility matures in October 2019. Garant is required to maintain a certain minimum equity.  At December 31, 2018, there were no borrowings under the revolving credit facility with CAD 15,000 ($11,018 as of December 31, 2018) available for borrowing.

In July 2016, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries ("Griffon Australia") entered into an AUD 30,000 term loan and an AUD 10,000 revolver. The term loan refinanced two existing term loans and the revolver replaced two existing lines. In December 2016, the amount available under the revolver was increased from AUD 10,000 to AUD 20,000 and, in March 2017, the term loan commitment was increased by AUD 5,000. In September 2017, the term commitment was further increased by AUD 15,000. The term loan requires quarterly principal payments of AUD 1,250 plus interest, with a balloon payment of AUD 37,125 due upon maturity in October 2019, and accrues interest at Bank Bill Swap Bid Rate “BBSY” plus 2.00% per annum (4.11% at December 31, 2018). As of December 31, 2018, the term loan had an outstanding balance of AUD 39,625 ($27,904 as of December 31, 2018). The revolving facility matures in March 2019, but is renewable upon mutual agreement with the lender, and accrues interest at BBSY plus 2.0% per annum (4.06% at December 31, 2018). At December 31, 2018, the revolver had an outstanding balance of AUD 20,000 ($14,084 at December 31, 2018). The revolver and the term loan are both secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon guarantees the term loan. Griffon Australia is required to maintain a certain minimum equity level and is subject to a maximum leverage ratio and a minimum fixed charges cover ratio.

In July 2018, the AMES Companies UK Ltd and its subsidiaries ("AMES UK") entered into a GBP 14,000 term loan, GBP 4,000 mortgage loan and GBP 5,000 revolver. The term loan and mortgage loan require quarterly principal payments of GBP 350 and GBP 83 plus interest, respectively, and have balloon payments due upon maturity, July 2023, of GBP 7,000 and GBP 2,333, respectively. The Term Loan and Mortgage Loans accrue interest at the GBP LIBOR Rate plus 2.25% and 1.8%, respectively (3.16% and 2.71% at December 31, 2018, respectively). The revolving facility matures in July 2019, but is renewable upon mutual agreement with the lender, and accrues interest at the Bank of England Base Rate plus 1.5% (2.25% as of December 31, 2018). The revolver and the term loan are both secured by substantially all of the assets of AMES UK and its subsidiaries. AMES UK is subject to a maximum leverage ratio and a minimum fixed charges cover ratio. The invoice discounting arrangement was canceled and replaced by the above loan facilities. As of December 31, 2018, outstanding borrowings on these facilities totaled GBP 17,132 ($21,669 as of December 31, 2018).

Other long-term debt consists primarily of a loan with the Pennsylvania Industrial Development Authority, with the balance consisting of capital leases.

At December 31, 2018, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements. Net Debt to EBITDA (Leverage), as calculated in accordance with the definition in the Credit Agreement, was 5.4x at December 31, 2018.

On August 3, 2016 and August 1, 2018, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under these share repurchase programs, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During the quarter ended December 31, 2018, Griffon purchased 29,300 shares of common stock under these repurchase programs, for a total of $290 or $9.91. As of December 31, 2018, an aggregate of $58,037 remains under Griffon's Board authorized repurchase programs.

In addition, during the quarter ended December 31, 2018, 83,133 shares, with a market value of $1,011, or $12.16 per share, were withheld to settle employee taxes due upon the vesting of restricted stock and restricted stock units, and were added to treasury stock. An additional 3,861 shares, with a market value of $47, or $12.16 per share, were withheld from common stock issued upon the vesting of restricted stock units to settle employee taxes due upon vesting.

On November 17, 2011, the Company began declaring quarterly dividends. During 2018, the Company declared and paid regular cash dividends totaling $0.28 per share. In addition, on March 7, 2018, the Board of Directors declared a special cash dividend of $1.00 per share paid in April 2018. During the quarter ended December 31, 2018, the Board of Directors approved a quarterly cash dividend of $0.0725 per share. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends.

On January 31, 2019, the Board of Directors declared a quarterly cash dividend of $0.0725 per share, payable on March 21, 2019 to shareholders of record as of the close of business on February 21, 2019.

During the quarter ended December 31, 2018 and 2017, Griffon used cash for discontinued operations from operating, investing and financing activities of $458 and $6,419, respectively, primarily related to the settling of certain liabilities and environmental costs associated with the PPC business and Installation Services.

CRITICAL ACCOUNTING POLICIES

The preparation of Griffon’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on assets, liabilities, revenue and expenses. These estimates can also affect supplemental information contained in public disclosures of Griffon, including information regarding contingencies, risk and its financial condition. These estimates, assumptions and judgments are evaluated on an ongoing basis and based on historical experience, current conditions and various other assumptions, and form the basis for estimating the carrying values of assets and liabilities, as well as identifying and assessing the accounting treatment for commitments and contingencies. Actual results may materially differ from these estimates. There have been no changes in Griffon’s critical accounting policies from September 30, 2018.

Griffon’s significant accounting policies and procedures are explained in the Management Discussion and Analysis section in the Annual Report on Form 10-K for the year ended September 30, 2018. In the selection of the critical accounting policies, the objective is to properly reflect the financial position and results of operations for each reporting period in a consistent manner that can be understood by the reader of the financial statements. Griffon considers an estimate to be critical if it is subjective and if changes in the estimate using different assumptions would result in a material impact on the financial position or results of operations of Griffon.

RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issues, from time to time, new financial accounting standards, staff positions and emerging issues task force consensus. See the Notes to Condensed Consolidated Financial Statements for a discussion of these matters.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, especially “Management’s Discussion and Analysis”, contains certain “forward-looking statements” within the meaning of the Securities Act, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income (loss), earnings, cash flows, revenue, changes in operations, operating improvements, industries in which Griffon Corporation (the “Company” or “Griffon”) operates and the United States and global economies. Statements in this Form 10-Q that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” “may,” “will,” “estimates,” “intends,” “explores,” “opportunities,” the negative of these expressions, use of the future tense and similar words or phrases. Such forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, among others: current economic conditions and uncertainties in the housing, credit and capital markets; Griffon’s ability to achieve expected savings from cost control, restructuring, integration and disposal initiatives; the ability to identify and successfully consummate and integrate value-adding acquisition opportunities; increasing competition and pricing pressures in the markets served by Griffon’s operating companies; the ability of Griffon’s operating companies to expand into new geographic and product markets and to anticipate and meet customer demands for new products and product enhancements and innovations; reduced military spending by the government on projects for which Griffon’s Telephonics Corporation supplies products, including as a result of defense budget cuts or other government actions; the ability of the federal government to fund and conduct its operations; increases in the cost or lack of availability of raw materials such as resin, wood and steel, components or purchased finished goods, including any potential impact on costs or availability resulting from tariffs; changes in customer demand or loss of a material customer at one of Griffon’s operating companies; the potential impact of seasonal variations and uncertain weather patterns on certain of Griffon’s businesses; political events that could impact the worldwide economy; a downgrade in Griffon’s credit ratings; changes in international economic conditions including interest rate and currency exchange fluctuations; the reliance by certain of Griffon’s businesses on particular third party suppliers and manufacturers to meet customer demands; the relative mix of products and services offered by Griffon’s businesses, which impacts margins and operating efficiencies; short-term capacity constraints or prolonged excess capacity; unforeseen developments in contingencies, such as litigation, regulatory and environmental matters; unfavorable results of government agency contract audits of Telephonics Corporation; Griffon’s ability to adequately protect and maintain the validity of patent and other intellectual property rights; the cyclical nature of the businesses of certain of Griffon’s operating companies; possible terrorist threats and actions and their impact on the global economy; Griffon's ability to service and refinance its debt; and the impact of recent and future legislative and regulatory changes, including, without limitation, the TCJA. Additional important factors that could cause the statements made in this Quarterly Report on Form 10-Q or the actual results of operations or financial condition of Griffon to differ are discussed under the caption “Item 1A. Risk Factors” and “Special Notes Regarding Forward-Looking Statements” in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2018. Readers are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date made. Griffon undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

Griffon’s business’ activities necessitate the management of various financial and market risks, including those related to changes in interest rates, foreign currency rates and commodity prices.

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

Griffon is continuing to integrate CornellCookson and ClosetMaid into its existing control procedures. Such integration may lead Griffon to modify certain controls for future periods, but Griffon does not expect changes, if any, to significantly affect its internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1    Legal Proceedings
None

Item 1A    Risk Factors

In addition to the other information set forth in this report, carefully consider the factors discussed in Item 1A to Part I in Griffon’s Annual Report on Form 10-K for the year ended September 30, 2018, which could materially affect Griffon’s business, financial condition or future results. The risks described in Griffon’s Annual Report on Form 10-K are not the only risks facing Griffon. Additional risks and uncertainties not currently known to Griffon or that Griffon currently deems to be immaterial also may materially adversely affect Griffon’s business, financial condition and/or operating results.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

(c)    ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(1)
October 1 - 31, 2018	83,133	(1)	$12.16	—
November 1 - 30, 2018	—		—	—
December 1 - 31, 2018	29,300	(2)	9.91	29,300
Total	112,433		$11.57	29,300	$58,037

1.	Shares acquired by the Company from holders of restricted stock upon vesting of the restricted stock, to satisfy tax-withholding obligations of the holders.

2.
On each of August 3, 2016 and August 1, 2018, the Company’s Board of Directors authorized the repurchase of up to $50,000 of Griffon common stock; as of December 31, 2018, an aggregate of $58,037 remained available for the purchase of Griffon common stock under these repurchase programs. Amount consists of shares purchased by the Company in open market purchases pursuant to such Board authorized stock repurchase program.

Item 3    Defaults Upon Senior Securities
None

Item 4    Mine Safety Disclosures
None

Item 5    Other Information

Submission of Matters to a Vote of Security Holders.

On January 31, 2019, Griffon held its Annual Meeting. Of the 46,262,845 shares of common stock outstanding and entitled to vote, 44,201,489 shares, or 95.6%, were represented at the meeting in person or by proxy, and therefore a quorum was present. The final results for each of the matters submitted to a vote of stockholders at the Annual Meeting are as follows:

Item No. 1: All of the Board’s nominees for Class III directors were elected to serve until Griffon’s 2022 Annual Meeting of Stockholders, by the votes set forth below:

Nominee	For	Withheld	Broker Non-Votes

Louis J. Grabowsky	42,163,482	474,724	1,563,283
Robert F. Mehmel	41,015,169	1,623,037	1,563,283
Cheryl L. Turnbull	41,968,423	669,783	1,563,283
William H. Waldorf	41,639,890	998,316	1,563,283

Item No. 2: The stockholders approved, on an advisory basis, the compensation of the named executive officers as disclosed in Griffon’s Proxy Statement, by the votes set forth below:

For	Against	Abstain	Broker Non-votes
26,093,652	15,107,406	1,437,148	1,563,283

Item No. 3: The stockholders ratified the appointment of Grant Thornton LLP as Griffon’s independent registered public accounting firm for fiscal 2019, by the votes set forth below:

For	Against	Abstain
43,720,843	394,613	86,033

Item 6	Exhibits

31.1	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentations Document

*	Indicates a management contract or compensatory plan or arrangement.

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

Date: January 31, 2019