Form 10-Q
period 2019-03-31
GRIFFON CORP
filed 2019-05-02
CIK 50725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2019

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

The number of shares of common stock outstanding at April 30, 2019 was 46,800,571.

Griffon Corporation and Subsidiaries

Part I – Financial Information
Item 1 – Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited)
	March 31, 2019	September 30, 2018
CURRENT ASSETS
Cash and equivalents	$57,979	$69,758
Accounts receivable, net of allowances of $10,025 and $6,408	344,049	280,509
Contract costs and recognized income not yet billed, net of progress payments of $5,300 and $3,172	83,904	121,803
Inventories	457,071	398,359
Prepaid and other current assets	45,778	42,121
Assets of discontinued operations	324	324
Total Current Assets	989,105	912,874
PROPERTY, PLANT AND EQUIPMENT, net	332,852	342,492
GOODWILL	439,118	439,395
INTANGIBLE ASSETS, net	364,740	370,858
OTHER ASSETS	15,192	16,355
ASSETS OF DISCONTINUED OPERATIONS	2,901	2,916
Total Assets	$2,143,908	$2,084,890

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$10,807	$13,011
Accounts payable	223,188	233,658
Accrued liabilities	120,532	139,192
Liabilities of discontinued operations	11,657	7,210
Total Current Liabilities	366,184	393,071
LONG-TERM DEBT, net	1,206,195	1,108,071
OTHER LIABILITIES	94,938	106,710
LIABILITIES OF DISCONTINUED OPERATIONS	2,307	2,647
Total Liabilities	1,669,624	1,610,499
COMMITMENTS AND CONTINGENCIES - See Note 19
SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	474,284	474,391
Total Liabilities and Shareholders’ Equity	$2,143,908	$2,084,890

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Six Months Ended March 31, 2019
(Unaudited)

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION
(in thousands)	SHARES	PAR VALUE			SHARES	COST			TOTAL
Balance at September 30, 2018	81,520	$20,380	$503,396	$550,523	35,846	$(534,830)	$(34,112)	$(30,966)	$474,391
Net income	—	—	—	8,753	—	—	—	—	8,753
Cumulative catch-up adjustment related to adoption of ASC 606(1)	—	—	—	(5,673)	—	—	—	—	(5,673)
Dividend	—	—	—	(3,143)	—	—	—	—	(3,143)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	83	(1,058)	—	—	(1,058)
Amortization of deferred compensation	—	—	—	—	—	—	—	856	856
Common stock acquired	—	—	—	—	29	(290)	—	—	(290)
Equity awards granted, net	1,201	300	(300)	—	—	—	—	—	—
ESOP allocation of common stock	—	—	(8)	—	—	—	—	—	(8)
Stock-based compensation	—	—	2,933	—	—	—	—	—	2,933
Stock-based consideration	—	—	250	—	—	—	—	—	250
Other comprehensive income, net of tax	—	—	—	—	—	—	(5,450)	—	(5,450)
Balance at December 31, 2018	82,721	$20,680	$506,271	$550,460	35,958	$(536,178)	$(39,562)	$(30,110)	$471,561
Net income (loss)				(1,156)					(1,156)
Dividend	—	—	—	(3,704)	—	—	—	—	(3,704)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	3	(48)	—	—	(48)
Amortization of deferred compensation	—	—	—	—	—	—	—	507	507
Common stock acquired	—	—	—	—	8	(82)	—	—	(82)
Equity awards granted, net	48	12	(12)	—	—	—	—	—	—
ESOP allocation of common stock	—	—	601	—	—	—	—	—	601
Stock-based compensation	—	—	3,422	—	—	—	—	—	3,422
Stock-based consideration	—	—	303	—	—	—	—	—	303
Other comprehensive income, net of tax	—	—	—	—	—	—	2,880	—	2,880
Balance at March 31, 2019	82,769	$20,692	$510,585	$545,600	35,969	$(536,308)	$(36,682)	$(29,603)	$474,284
(1) See Note 14 - Recent Accounting Pronouncements and Note 3 - Revenue for additional information.

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Six Months Ended March 31, 2018
(Unaudited)

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION
(in thousands)	SHARES	PAR VALUE			SHARES	COST			TOTAL
Balance at September 30, 2017	80,663	$20,166	$487,077	$480,347	33,557	$(489,225)	$(60,481)	$(39,076)	$398,808
Net income	—	—	—	30,989	—	—	—	—	30,989
Dividend	—	—	—	(2,990)	—	—	—	—	(2,990)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	191	(4,332)	—	—	(4,332)
Amortization of deferred compensation	—	—	—	—	—	—	—	817	817
Equity awards granted, net	895	223	(223)	—	—	—	—	—	—
ESOP allocation of common stock	—	—	608	—	—	—	—	—	608
Stock-based compensation	—	—	2,555	—	—	—	—	—	2,555
Other comprehensive income, net of tax	—	—	—	—	—	—	8,358	—	8,358
Balance at December 31, 2017	81,558	$20,389	$490,017	$508,346	33,748	$(493,557)	$(52,123)	$(38,259)	$434,813
Net income	—	—	—	90,280	—	—	—	—	90,280
Dividend	—	—	—	(46,660)	—	—	—	—	(46,660)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	6	(114)	—	—	(114)
Amortization of deferred compensation	—	—	—	—	—	—	—	855	855
Common stock acquired	—	—	—	—	1,438	(28,415)	—	—	(28,415)
Equity awards granted, net	(84)	(20)	20	—	—	—	—	—	—
ESOP allocation of common stock	—	—	493	—	—	—	—	—	493
Stock-based compensation	—	—	2,365	—	—	—	—	—	2,365
Other comprehensive income, net of tax	—	—	—	—	—	—	20,401	—	20,401
Balance at March 31, 2018	81,474	$20,369	$492,895	$551,966	35,192	$(522,086)	$(31,722)	$(37,404)	$474,018

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Revenue	$549,633	$478,560	$1,060,155	$915,863
Cost of goods and services	412,129	357,181	779,605	673,705
Gross profit	137,504	121,379	280,550	242,158

Selling, general and administrative expenses	111,783	104,493	225,537	211,117

Income from operations	25,721	16,886	55,013	31,041

Other income (expense)
Interest expense	(17,517)	(16,806)	(34,046)	(33,645)
Interest income	212	762	410	959
Other, net	1,268	2,346	2,272	2,760
Total other expense, net	(16,037)	(13,698)	(31,364)	(29,926)

Income before taxes from continuing operations	9,684	3,188	23,649	1,115
Provision (benefit) from income taxes	3,194	1,237	8,406	(23,667)
Income from continuing operations	$6,490	$1,951	$15,243	$24,782

Discontinued operations:
Income (loss) from operations of discontinued operations	$(11,000)	$113,376	(11,000)	124,842
Provision (benefit) for income taxes	(3,354)	25,047	(3,354)	28,355
Income (loss) from discontinued operations	$(7,646)	$88,329	(7,646)	96,487
Net income (loss)	$(1,156)	$90,280	$7,597	$121,269

Income from continuing operations	$0.16	$0.05	$0.37	$0.59
Income (loss) from discontinued operations	(0.19)	2.13	(0.19)	2.31
Basic earnings per common share	$(0.03)	$2.18	$0.19	$2.91

Weighted-average shares outstanding	40,949	41,477	40,849	41,700

Income from continuing operations	$0.15	$0.05	$0.36	$0.58
Income (loss) from discontinued operations	(0.18)	2.07	(0.18)	2.24
Diluted earnings per common share	$(0.03)	$2.11	$0.18	$2.82

Weighted-average shares outstanding	42,832	42,765	42,376	43,062

Dividends paid per common share	$0.0725	$0.0700	$0.1450	$0.1400

Net income (loss)	$(1,156)	$90,280	$7,597	$121,269
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	2,885	19,714	(2,851)	18,425
Pension and other post retirement plans	184	247	368	9,806
Change in cash flow hedges	(189)	440	(87)	528
Total other comprehensive income (loss), net of taxes	2,880	20,401	(2,570)	28,759
Comprehensive income, net	$1,724	$110,681	$5,027	$150,028

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES - CONTINUING OPERATIONS:
Net income	$7,597	$121,269
Net (income) loss from discontinued operations	7,646	(96,487)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	30,577	26,271
Stock-based compensation	6,355	4,920
Provision (recovery) for losses on accounts receivable	316	(201)
Amortization of debt discounts and issuance costs	2,841	2,754
Deferred income taxes	(865)	(23,136)
Change in assets and liabilities, net of assets and liabilities acquired:
Increase in accounts receivable and contract costs and recognized income not yet billed	(47,669)	(16,631)
Increase in inventories	(37,852)	(48,295)
Decrease in prepaid and other assets	2,323	2,613
Decrease in accounts payable, accrued liabilities and income taxes payable	(28,945)	(21,021)
Other changes, net	2,670	844
Net cash used in operating activities - continuing operations	(55,006)	(47,100)
CASH FLOWS FROM INVESTING ACTIVITIES - CONTINUING OPERATIONS:
Acquisition of property, plant and equipment	(17,418)	(21,628)
Acquired businesses, net of cash acquired	(9,219)	(246,230)
Proceeds from sale of business	—	473,977
Insurance proceeds (payments)	(10,604)	8,254
Proceeds from sale of assets	62	454
Investment purchase	(149)	—
Net cash provided by (used in) investing activities - continuing operations	(37,328)	214,827
CASH FLOWS FROM FINANCING ACTIVITIES - CONTINUING OPERATIONS:
Dividends paid	(6,847)	(5,872)
Purchase of shares for treasury	(1,478)	(32,861)
Proceeds from long-term debt	143,101	347,898
Payments of long-term debt	(48,169)	(229,941)
Financing costs	(945)	(7,451)
Contingent consideration for acquired businesses	(1,686)	—
Other, net	83	126
Net cash provided by financing activities - continuing operations	84,059	71,899
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities	(3,438)	(15,080)
Net cash used in investing activities	—	(10,762)
Net cash used in financing activities	—	(22,541)

Net cash used in discontinued operations	(3,438)	(48,383)
Effect of exchange rate changes on cash and equivalents	(66)	(2,468)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(11,779)	188,775
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	69,758	47,681
CASH AND EQUIVALENTS AT END OF PERIOD	$57,979	$236,456
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
(US dollars and non US currencies in thousands, except per share data)
(Unaudited)
(Unless otherwise indicated, references to years or year-end refer to Griffon’s fiscal period ending September 30)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

About Griffon Corporation

Griffon Corporation (the “Company”, “Griffon”, "we" or "us") is a diversified management and holding company that conducts business through wholly-owned subsidiaries. Griffon oversees the operations of its subsidiaries, allocates resources among them and manages their capital structures. Griffon provides direction and assistance to its subsidiaries in connection with acquisition and growth opportunities as well as in connection with divestitures. In order to further diversify, Griffon also seeks out, evaluates and, when appropriate, will acquire additional businesses that offer potentially attractive returns on capital.

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

The fair values of Griffon’s 2022 senior notes approximated $985,770 on March 31, 2019. Fair values were based upon quoted market prices (level 1 inputs).

Insurance contracts with values of $2,481 at March 31, 2019 are measured and recorded at fair value based upon quoted prices in active markets for similar assets (level 2 inputs) and are included in Prepaid and other current assets on the Consolidated Balance Sheets.

Items Measured at Fair Value on a Recurring Basis

At March 31, 2019, trading securities, measured at fair value based on quoted prices in active markets for similar assets (level 2 inputs), with a fair value of $2,825 ($2,233 cost basis), were included in Prepaid and other current assets on the Consolidated Balance Sheets. Realized and unrealized gains and losses on trading securities are included in Other income in the Consolidated Statements of Operations and Comprehensive Income (Loss).

In the normal course of business, Griffon’s operations are exposed to the effects of changes in foreign currency exchange rates. To manage these risks, Griffon may enter into various derivative contracts such as foreign currency exchange contracts, including forwards and options. As of March 31, 2019, Griffon entered into several such contracts in order to lock into a foreign currency rate for planned settlements of trade and inter-company liabilities payable in US dollars.

At March 31, 2019, Griffon had $8,000 of Australian dollar contracts at a weighted average rate of $1.41 which qualified for hedge accounting (level 2 inputs). These hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in Accumulated other comprehensive income (loss) ("AOCI") and Prepaid and other current assets, or Accrued liabilities, until settlement. Upon settlement, gains and losses are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Cost of goods and services ("COGS"). AOCI included deferred gains of $549 ($384, net of tax) at March 31, 2019 and a gain of $242 and $934 was recorded in COGS during the three and six months ended March 31, 2019, respectively, for all settled contracts. All contracts expire in 30 to 88 days.

At March 31, 2019, Griffon had $1,460 of Canadian dollar contracts at a weighted average rate of $1.33. The contracts, which protect Canadian operations from currency fluctuations for US dollar based purchases, do not qualify for hedge accounting. For the three and six months ended March 31, 2019, fair value gains (losses) of $ $18 and $(23) was recorded to Other liabilities and to Other income for the outstanding contracts, based on similar contract values (level 2 inputs). Realized gain of $68 and $58 were recorded in Other income during the three and six months ended March 31, 2019, respectively, for all settled contracts. All contracts expire in 29 to 120 days.

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

This accounting standard did not materially impact the Company’s revenue recognition practices in our Home and Building Products (“HBP”) Segment, however, it impacted revenue recognition practices in our Defense Electronics Segment. The impact of adopting this accounting standard was not material to the Company’s consolidated financial statements as of and for the three and six months ended March 31, 2019. Under the modified retrospective method, the Company recognized the cumulative effect of initially applying this accounting standard as an adjustment to the opening balance in retained earnings of approximately $5,673 as of October 1, 2018, primarily relating to certain contracts in the Defense Electronics Segment containing provisions for radar and communication products that have an alternative use and / or no right to payment. For these contracts, the Company now recognizes revenue at a point in time, rather than over time as this measure more accurately depicts the transfer of control to the customer relative to the goods or services promised under the contract.

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

The impact to the Company's Consolidated Statement of Operations for the three and six months ended March 31, 2019 and to the Company's Balance Sheet as of March 31, 2019 was as follows:

	For the Three Months Ended March 31, 2019
Income Statement	As Reported	Balances Without Adoption of ASC 606	Effect of Adoption Higher/(Lower)
Net sales	$549,633	$548,053	$1,580
Cost of goods and services	412,129	410,898	1,231
Income (loss) before taxes from continuing operations	9,684	9,335	349
Provision (benefit) from income taxes	3,194	3,118	76
Income from continuing operations	6,490	6,217	273

	For the Six Months Ended March 31, 2019
Income Statement	As Reported	Balances Without Adoption of ASC 606	Effect of Adoption Higher/(Lower)
Net sales	$1,060,155	$1,053,969	$6,186
Cost of goods and services	779,605	775,109	4,496
Income before taxes from continuing operations	23,649	21,960	1,689
Provision (benefit) from income taxes	8,406	8,038	368
Income from continuing operations	15,243	13,922	1,321

	As of March 31, 2019
Balance Sheet	As Reported	Balances Without Adoption of ASC 606	Effect of Adoption Higher/(Lower)
CURRENT ASSETS
Contract costs and recognized income not yet billed, net of progress payments	$83,904	$98,700	$(14,796)
Inventories	457,071	439,543	17,528
Total Current Assets	989,105	986,373	2,732
Total Assets	2,143,908	2,141,176	2,732

CURRENT LIABILITIES
Accounts payable	223,188	214,906	8,282
Billings in excess of costs	28,227	19,945	8,282
Total Current Liabilities	366,184	357,902	8,282
OTHER LIABILITIES	94,938	96,136	(1,198)
Total Liabilities	1,669,624	1,662,540	7,084

SHAREHOLDERS' EQUITY
Retained Earnings	545,600	549,952	(4,352)
Total Shareholders' Equity	474,284	478,636	(4,352)
Total Liabilities and Shareholders’ Equity	$2,143,908	$2,141,176	$2,732

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

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service, or a bundle of goods or services, to the customer, and is the unit of accounting under ASC Topic 606. A contract with a customer is an agreement which both parties have approved, that creates enforceable rights and obligations, has commercial substance and with respect to which payment terms are identified and collectability is probable. Once the Company has entered a contract or purchase order, it is evaluated to identify performance obligations. For each performance obligation, revenue is recognized when control of the promised products are transferred to the customer, or services are satisfied under the contract or purchase order, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services (the transaction price).

A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when each performance obligation is satisfied. A majority of the Company’s contracts have a single performance obligation which represents, in most cases, the product being sold to the customer. To a lesser extent, some contracts include multiple performance obligations such as a product, the related installation, and extended warranty services. These contracts require judgment in determining the number of performance obligations.

Over 80% of the Company’s performance obligations are recognized at a point in time that relate to the manufacture and sale of a broad range of products and components within the HBP Segment, and revenue is recognized when title, and risk and rewards of ownership, have transferred to the customer. Less than 20% of the Company’s performance obligations are recognized over time or under the percentage-of-completion method relating to prime or subcontractors from contract awards with the U.S. Government, as well as foreign governments and other commercial customers within our Defense Electronics Segment. Sales recognized over time are generally accounted for using an input measure to determine progress completed at the end of the period. We believe that cumulative costs incurred to date as a percentage of estimated total contract costs at completion is an appropriate measure of progress towards satisfaction of performance obligations, as it most accurately depicts the progress of our work and transfer of control to our customers.

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
The majority of the Company’s contracts in the HBP Segment offer assurance-type warranties in connection with the sale of a product to a customer. Assurance-type warranties provide a customer with assurance that the related product will function as the parties intended because it complies with agreed-upon specifications. Such warranties do not represent a separate performance obligation.
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
Using the cost-to-cost method, revenue is recorded at amounts equal to the ratio of actual cumulative costs incurred divided by total estimated costs at completion, multiplied by the total estimated contract revenue, less the cumulative revenue recognized in prior periods. The profit recorded on a contract using this method is equal to the current estimated total profit margin multiplied by the cumulative revenue recognized, less the amount of cumulative profit previously recorded for the contract in prior periods. As this method relies on the substantial use of estimates, these projections may be revised throughout the life of a contract. Components of this formula and ratio that may be estimated include gross profit margin and total costs at completion. The cost performance and estimates to complete long-term contracts are reviewed, at a minimum, on a quarterly basis, as well as when information becomes available that would necessitate a review of the current estimate. Adjustments to estimates for a contract's estimated costs at completion and estimated profit or loss are often required as experience is gained, more information is obtained (even though the scope of work required under the contract may or may not change) and contract modifications occur. The impact of such adjustments to estimates is made on a cumulative basis in the period when such information has become known. For the three and six months ended March 31, 2019, income from operations included net favorable/(unfavorable) catch-up adjustments approximating $(2,800) and $(5,300), respectively. For the three and six months ended March 31, 2018, income from operations included net favorable/(unfavorable) catch up adjustments approximating $(1,800) and $(1,300), respectively. Gross profit is impacted by a variety of factors, including the mix of products, systems and services, production efficiencies, price competition and general economic conditions.
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
For contracts in which anticipated total costs exceed the total expected revenue, an estimated loss is recognized in the period when identifiable. A provision for the entire amount of the estimated loss is recorded on a cumulative basis. The estimated remaining costs to complete loss contracts as of March 31, 2019 and September 30, 2018 were approximately $7,400 and $12,200, respectively, and is recorded as a reduction to gross margin on the Consolidated Statements of Operations and Comprehensive Income (Loss). This loss had an immaterial impact on Griffon's Consolidated Financial Statements.
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
Transaction Price Allocated to the Remaining Performance Obligations

On March 31, 2019, we had $378,300 of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 73% of our remaining performance obligations as revenue within one year, with the balance to be completed thereafter.
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
Contract Balances

Contract assets were $83,904 as of March 31, 2019 compared to $121,803 as of September 30, 2018. The $37,899 decrease in our contract assets balance was primarily due to the implementation of ASC 606. Excluding the impact of ASC 606, the decrease was primarily due to the timing of billings and work performed on various radar and surveillance programs. Contract assets primarily relate to the Company's right to consideration for work completed but not billed at the reporting date and are recorded in Contract costs and recognized income not yet billed, net of progress payments in the Consolidated Balance Sheets. Contract assets are transferred to receivables when the right to consideration becomes unconditional. Contract costs and recognized income not yet billed consists of amounts accounted for under the percentage of completion method of accounting, recoverable costs and accrued profit that cannot yet be invoiced under the terms of certain long-term contracts. Amounts will be invoiced when applicable contract terms, such as the achievement of specified milestones or product delivery, are met. At March 31, 2019 and September 30, 2018, approximately $21,700 and $29,500, respectively, of contract costs and recognized income not yet billed were expected to be collected after one year. As of March 31, 2019 and September 30, 2018, Contract costs and recognized income not yet billed included $700 and $400, respectively, of reserves for contract risk.

Contract liabilities were $28,227 as of March 31, 2019 compared to $17,559 as of September 30, 2018. The $10,668 increase in the contract liabilities balance was primarily due to the implementation of ASC 606. Contract liabilities relate to advance consideration received from customers for which revenue has not been recognized. The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as current on the Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. Current contract liabilities are recorded in Accounts payable on the Consolidated Balance Sheets. Contract liabilities are reduced when the associated revenue from the contract is recognized.

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

On June 4, 2018, CBP completed the acquisition of 100% of the outstanding stock of CornellCookson, a leading US manufacturer and marketer of rolling steel door and grille products designed for commercial, industrial, institutional and retail use, for $180,000, excluding the estimated present value of tax benefits, and $12,426 of post-closing adjustments, primarily consisting of a working capital adjustment. The acquisition of CornellCookson substantially expanded CBP’s non-residential product offerings, and added an established professional dealer network focused on rolling steel door and grille products for commercial, industrial, institutional and retail use. There is no other contingent consideration arrangement relative to the acquisition of CornellCookson.

CornellCookson’s accounts, affected for adjustments to reflect fair market values assigned to assets purchased and liabilities assumed, and results of operations are included in the Company’s consolidated financial statements from the date of acquisition. The Company has recorded a preliminary allocation of the purchase price to the Company’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair market values (level 3 inputs) at the acquisition date. The excess of the purchase price over the fair value of the net tangible and intangible assets was recorded as goodwill and is deductible for tax purposes. Goodwill recognized at the acquisition date represents the other intangible benefits that the Company will derive from the ownership of CornellCookson; however, such intangible benefits do not meet the criteria for recognition of separately identifiable intangible assets.

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

On November 6, 2017, AMES acquired substantially all of the assets of Harper Brush Works ("Harper"), a division of Horizon Global, for $4,383, inclusive of post-closing adjustments. Harper is a leading U.S. manufacturer of cleaning products for professional, home, and industrial use. The acquisition expanded AMES’ long-handled tool offering in North America to include brooms, brushes, and other cleaning tools and accessories. The purchase price was primarily allocated to intangible assets of $2,300, inventory and accounts receivable of $3,900 and fixed assets of $900.

On October 2, 2017, Griffon Corporation completed the acquisition of ClosetMaid, a market leader in home storage and organization products, for approximately $185,700, inclusive of certain post-closing adjustments and excluding the present value of net tax benefits from the transaction. The acquisition of ClosetMaid expanded Griffon’s Home and Building Products segment into the highly complementary home storage and organization category with a leading brand and product portfolio.

ClosetMaid's accounts, affected for adjustments to reflect fair market values assigned to assets purchased and liabilities assumed, and results of operations, are included in the Company’s consolidated financial statements from the date of acquisition. The Company has recorded an allocation of the purchase price to the Company’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair market values (level 3 inputs) at the acquisition date. The excess of the purchase price over the fair value of the net tangible and intangible assets was recorded as goodwill and is deductible for tax purposes. Goodwill recognized at the acquisition date represents the other intangible benefits that the Company will derive from the ownership of ClosetMaid; however, such intangible benefits do not meet the criteria for recognition of separately identifiable intangible assets.

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

The Company did not incur any acquisition costs during the three and six months ended March 31, 2019. During the three months ended March 31, 2018, selling, general and administrative expenses ("SG&A") included acquisition costs of $814. During the six months ended March 31, 2018, SG&A and Cost of goods and services included acquisition costs of $2,499 and $1,500, respectively.

NOTE 5 – INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out or average) or market.

The following table details the components of inventory:

	At March 31, 2019	At September 30, 2018
Raw materials and supplies	$104,767	$97,645
Work in process	112,264	83,578
Finished goods	240,040	217,136
Total	$457,071	$398,359

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

The following table details the components of property, plant and equipment, net:

	At March 31, 2019	At September 30, 2018
Land, building and building improvements	$132,334	$130,296
Machinery and equipment	557,351	544,875
Leasehold improvements	49,983	50,111
	739,668	725,282
Accumulated depreciation and amortization	(406,816)	(382,790)
Total	$332,852	$342,492

Depreciation and amortization expense for property, plant and equipment was $12,980 and $11,530 for the quarters ended March 31, 2019 and 2018, respectively, and $25,647 and $22,232 for the six months ended March 31, 2019 and 2018, respectively. Depreciation included in SG&A expenses was $4,761 and $3,834 for the quarters ended March 31, 2019 and 2018, respectively, and $9,442 and $7,576 for the six months ended March 31, 2019 and 2018, respectively. Remaining components of depreciation, attributable to manufacturing operations, are included in Cost of goods and services.

No event or indicator of impairment occurred during the six months ended March 31, 2019 which would require additional impairment testing of property, plant and equipment.

NOTE 7 – GOODWILL AND OTHER INTANGIBLES

The following table provides changes in the carrying value of goodwill by segment during the six months ended March 31, 2019:

	At September 30, 2018	Goodwill from acquisitions	Other adjustments including currency translations	At March 31, 2019
Home & Building Products	$420,850	$300	$(577)	$420,573
Telephonics	18,545	—	—	18,545
Total	$439,395	$300	$(577)	$439,118

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	At March 31, 2019			At September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships & other	$184,582	$53,771	23	$186,031	$49,822
Technology and patents	19,321	6,789	13	19,004	6,238
Total amortizable intangible assets	203,903	60,560		205,035	56,060
Trademarks	221,397	—		221,883	—
Total intangible assets	$425,300	$60,560		$426,918	$56,060

Amortization expense for intangible assets was $2,512 and $1,783 for the quarters ended March 31, 2019 and 2018, respectively, and $4,930 and $4,039 for the six months ended March 31, 2019 and 2018. Amortization expense for the remainder of 2019 and the next five fiscal years and thereafter, based on current intangible balances and classifications, is estimated as follows: 2019 - $4,400; 2020 - $8,825; 2021 - $8,825; 2022 - $8,825; 2023 - $8,746; 2024 - $8,700; thereafter $95,022.

No event or indicator of impairment occurred during the six months ended March 31, 2019 which would require impairment testing of long-lived intangible assets including goodwill.

NOTE 8 – INCOME TAXES

During the three months ended March 31, 2019, the Company recognized a tax provision of $3,194 on income before taxes from continuing operations of $9,684, compared to a tax provision of $1,237 on income before taxes from continuing operations of $3,188, in the comparable prior year quarter. The current year included net discrete tax benefits of $97. The prior year quarter results included acquisition costs of $814 ($378, net of tax) and discrete and certain other tax provisions, net, that affect comparability of $368. Excluding these items, the effective tax rates for the quarters ended March 31, 2019 and 2018 were 34.0% and 32.6%, respectively.
During the six months ended March 31, 2019, the Company recognized a tax provision of $8,406 on Income before taxes from continuing operations of $23,649, compared to a tax benefit of $23,667 on Income before taxes from continuing operations of $1,115 in the comparable prior year period. The six month period ended March 31, 2019 included net discrete tax provisions of $370. The six month period ended March 31, 2018 included net discrete tax benefits of $22,650 primarily related to the December 22, 2017 Tax Cuts and Jobs Act ("TCJA") associated with the revaluation of deferred tax liabilities, $3,999 ($2,726 net of tax) of acquisition costs, and $2,614 ($248 net of tax) of charges related to cost of life insurance benefits. Excluding these items, the effective tax rates for the six months ended March 31, 2019 and 2018 were 34.0% and 33.9%, respectively.
On December 22, 2017, the TCJA was signed into law, and, among other changes, reduced the federal statutory tax rate from 35.0% to 21.0%. In accordance with U.S. GAAP for income taxes, as well as SEC Staff Accounting Bulletin No. 118 (“SAB 118”), the Company made a reasonable estimate of the impacts of the TCJA and recorded this estimate in its results for the year ended September 30, 2018. SAB 118 allows for a measurement period of up to one year, from the date of enactment, to complete the Company’s accounting for the impacts of the TCJA. Our analysis under SAB 118 was completed in December 2018 and resulted in no material adjustments to the provision amounts recorded as of September 30, 2018.

NOTE 9 – LONG-TERM DEBT

		At March 31, 2019					At September 30, 2018
		Outstanding Balance	Original Issuer Premium	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate	Outstanding Balance	Original Issuer Premium	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate
Senior notes due 2022	(a)	$1,000,000	$1,043	$(11,066)	$989,977	5.25%	$1,000,000	$1,220	$(12,968)	$988,252	5.25%
Revolver due 2021	(b)	157,936	—	(1,682)	156,254	Variable	25,000	—	(1,413)	23,587	Variable
ESOP Loans	(d)	—	—	—	—	Variable	34,694	—	(186)	34,508	Variable
Capital lease - real estate	(e)	5,971	—	(68)	5,903	5.00%	7,503	—	(80)	7,423	5.00%
Non US lines of credit	(f)	17,423	—	(8)	17,415	Variable	7,951	—	(16)	7,935	Variable
Non US term loans	(f)	42,014	—	(182)	41,832	Variable	53,533	—	(148)	53,385	Variable
Other long term debt	(g)	5,640	—	(19)	5,621	Variable	6,011	—	(19)	5,992	Variable
Totals		1,228,984	1,043	(13,025)	1,217,002		1,134,692	1,220	(14,830)	1,121,082
less: Current portion		(10,807)	—	—	(10,807)		(13,011)	—	—	(13,011)
Long-term debt		$1,218,177	$1,043	$(13,025)	$1,206,195		$1,121,681	$1,220	$(14,830)	$1,108,071

		Three Months Ended March 31, 2019					Three Months Ended March 31, 2018
		Effective Interest Rate (1)	Cash Interest	Amort. Debt Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate (1)	Cash Interest	Amort. Debt Premium	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2022	(a)	5.7%	$13,125	$66	$951	$14,142	5.7%	$13,125	$68	$943	$14,136
Revolver due 2021	(b)	Variable	1,631	—	400	2,031	Variable	922	—	140	1,062
Real estate mortgages	(c)	n/a	—	—	—	—	n/a	166	—	303	469
ESOP Loans	(d)	7.2%	449	—	155	604	4.6%	442	—	31	473
Capital lease - real estate	(e)	5.6%	101	—	6	107	5.5%	327	—	7	334
Non US lines of credit	(f)	Variable	4	—	4	8	Variable	4	—	—	4
Non US term loans	(f)	Variable	449	—	26	475	Variable	330	—	18	348
Other long term debt	(g)	Variable	147	—	3	150	Variable	114	—	1	115
Capitalized interest			—	—	—	—		(135)	—	—	(135)
Totals			$15,906	$66	$1,545	$17,517		$15,295	$68	$1,443	$16,806

(1) n/a = not applicable

		Six Months Ended March 31, 2019					Six Months Ended March 31, 2018
		Effective Interest Rate (1)	Cash Interest	Amort. Debt Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate	Cash Interest	Amort. Debt Premium	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2022	(a)	5.7%	26,250	134	1,902	28,286	5.7%	26,250	135	1,882	28,267
Revolver due 2021	(b)	Variable	2,564	—	541	3,105	Variable	2,278	—	281	2,559
Real estate mortgages	(c)	n/a	—	—	—	—	n/a	351	—	320	671
ESOP Loans	(d)	6.6%	937	—	186	1,123	4.3%	855	—	62	917
Capital lease - real estate	(e)	5.5%	216	—	12	228	10.7%	491	—	13	504
Non US lines of credit	(f)	Variable	11	—	8	19	Variable	11	—	7	18
Non US term loans	(f)	Variable	897	—	53	950	Variable	664	—	51	715
Other long term debt	(g)	Variable	329	—	6	335	Variable	229	—	3	232
Capitalized interest			—	—	—	—		(238)	—	—	(238)
Totals			$31,204	$134	$2,708	$34,046		$30,891	$135	$2,619	$33,645

(a)
On October 2, 2017, in an unregistered offering through a private placement under Rule 144A, Griffon completed the add-on offering of $275,000 principal amount of its 5.25% senior notes due 2022, at 101.00% of par, to Griffon's previously issued $125,000 principal amount of its 5.25% senior notes due 2022, at 98.76% of par, completed on May 18, 2016 and $600,000 5.25% senior notes due 2022, at par, completed on February 27, 2014 (collectively the “Senior Notes”). As of March 31, 2019, outstanding Senior Notes due totaled $1,000,000; interest is payable semi-annually on March 1 and September 1. The net proceeds of the $275,000 add-on offering were used to acquire ClosetMaid with the remaining proceeds used to pay down outstanding loan borrowings under Griffon's Revolving Credit Facility (the "Credit Agreement"). The net proceeds of the previously issued $125,000 add-on offering were used to pay down outstanding revolving loan borrowings under the Credit Agreement.

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On February 5, 2018, July 20, 2016 and June 18, 2014, Griffon exchanged all of the $275,000, $125,000 and $600,000 Senior Notes, respectively, for substantially identical Senior Notes registered under the Securities Act via an exchange offer. The fair value of the Senior Notes approximated $985,770 on March 31, 2019 based upon quoted market prices (level 1 inputs). In connection with the issuance and exchange of the $275,000 senior notes, Griffon capitalized $8,472 of underwriting fees and other expenses; this is in addition to the $13,329 capitalized under previously issued $600,000 Senior Notes. All capitalized fees for the Senior Notes will amortize over the term of the notes and, at March 31, 2019, $11,066 remained to be amortized.

(b)
On March 22, 2016, Griffon amended the Credit Agreement to increase the commitments under the credit facility from $250,000 to $350,000, extend its maturity date from March 13, 2020 to March 22, 2021 and modify certain other provisions of the facility. On October 2, 2017 and on May 31, 2018, Griffon amended the Credit Agreement in connection with the ClosetMaid and CornellCookson acquisitions, respectively to, among other things, modify the net leverage covenant. On February 22, 2019, Griffon further amended the Revolving Credit Facility to, among other things, reflect changes in the lending group and certain corresponding changes in various administrative roles under the Revolving Credit Facility, make conforming administrative and technical changes and reflect changes in law. The facility includes a letter of credit sub-facility with a limit of $50,000 and a multi-currency sub-facility of $100,000. The Credit Agreement provides for same day borrowings of base rate loans. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility or the occurrence of an event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, in each case without a floor, plus an applicable margin, which adjusts based on financial performance. Current margins are 1.75% for base rate loans and 2.75% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries. At March 31, 2019, under the Credit Agreement, there were $157,936 outstanding borrowings; outstanding standby letters of credit were $16,081; and $175,983 was available, subject to certain loan covenants, for borrowing at that date.

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

(d)
In August 2016, Griffon’s ESOP entered into an agreement that refinanced the existing ESOP loan into a new Term Loan in the amount of $35,092 (the "Agreement"). The Agreement also provided for a Line Note with $10,908 available to purchase shares of Griffon common stock in the open market. During 2017, Griffon's ESOP purchased 621,875 shares of common stock for a total of $10,908 or $17.54 per share, under a borrowing line that has now been fully utilized. On June 30, 2017, the Term Loan and Line Note were combined into a single Term Loan. The Term Loan interest rate was LIBOR plus 2.91%. The Term Loan required quarterly principal payments of $569 and a balloon payment due at maturity. As a result of the special cash dividend of $1.00 per share, paid on April 16, 2018, the outstanding balance of the Term Loan was reduced by $5,705. The Term Loan was secured by shares purchased with the proceeds of the loan and with a lien on a specific amount of Griffon assets (which ranked pari passu with the lien granted on such assets under the Credit Agreement) and was guaranteed by Griffon. On March 13, 2019, the ESOP Term Loan was refinanced with an internal loan from Griffon which was funded with cash and a draw on its $350,000 credit facility. The internal loan interest rate is fixed at 2.91%, matures in June 2033 and requires quarterly payments of principal, currently $569, and interest. The internal loan is secured by shares purchased with the proceeds of the loan. The amount outstanding on the internal loan at March 31, 2019 was $33,556.

(e)
Two Griffon subsidiaries have capital leases outstanding for real estate located in Troy, Ohio and Ocala, Florida. The leases mature in 2021 and 2022, respectively, and bear interest at fixed rates of approximately 5.0% and 8.0%, respectively. The Troy, Ohio lease is secured by a mortgage on the real estate and is guaranteed by Griffon. The Ocala, Florida lease contains two five-year renewal options. At March 31, 2019, $5,903 was outstanding, net of issuance costs.

(f)
In November 2012, Garant G.P. (“Garant”) entered into a CAD $15,000 ($11,174 as of March 31, 2019) revolving credit facility.  The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (3.79% LIBOR USD and 3.14% Bankers Acceptance Rate CDN as of March 31, 2019). The revolving facility matures in October 2019. Garant is required to maintain a certain minimum equity.  At March 31, 2019, there were no borrowings under the revolving credit facility with CAD 15,000 ($11,174 as of March 31, 2019) available for borrowing.

In July 2016, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries ("Griffon Australia") entered into an AUD 30,000 term loan and an AUD 10,000 revolver. The term loan refinanced two existing term loans and the revolver replaced two existing lines. In December 2016, the amount available under the revolver was increased from AUD 10,000 to AUD 20,000 and, in March 2017 and September 2017, the term loan commitment was increased by AUD 5,000 and AUD 15,000, respectively. In March 2019, the term loan commitment was reduced by AUD $10,000 with proceeds from a receivable purchase agreement in the amount of AUD 10,000. The term loan requires quarterly principal payments of AUD 1,250 plus interest with a balloon payment of AUD 13,375 due upon maturity in March 2022, and accrues interest at Bank Bill Swap Bid Rate “BBSY” plus 1.90% per annum (3.62% at March 31, 2019). As of March 31, 2019, the term loan had an outstanding balance of AUD 28,375 ($20,104 as of March 31, 2019). The revolving facility and receivable purchase facility mature in March 2020, but are renewable upon mutual agreement with the lender. The revolving facility and receivable purchase facility accrue interest at BBSY plus 1.8% and 1.0%, respectively, per annum (3.55% and 2.75%, respectively, at March 31, 2019). At March 31, 2019, the revolver and receivable purchase facilities had outstanding balances of AUD 6,000 and AUD 10,000, respectively ($4,251 and $7,085, respectively, as of March 31, 2019). The revolver, receivable purchase facility and the term loan are all secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon Australia is required to maintain a certain minimum equity level and is subject to a maximum leverage ratio and a minimum fixed charges cover ratio.

In July 2018, the AMES Companies UK Ltd and its subsidiaries ("AMES UK") entered into a GBP 14,000 term loan, GBP 4,000 mortgage loan and GBP 5,000 revolver. The term loan and mortgage loan require quarterly principal payments of GBP 350 and GBP 83 plus interest, respectively, and have balloon payments due upon maturity, July 2023, of GBP 7,000 and GBP 2,333, respectively. The Term Loan and Mortgage Loans accrue interest at the GBP LIBOR Rate plus 2.25% and 1.8%, respectively (3.10% and 2.65% at March 31, 2019, respectively). The revolving facility matures in July 2019, but is renewable upon mutual agreement with the lender, and accrues interest at the Bank of England Base Rate plus 1.5% (2.25% as of March 31, 2019). As of March 31, 2019, the revolver had an outstanding balance of GBP 4,639 ($6,087 as March 31, 2019) while the term and mortgage loan balances amounted to GBP $16,698 ($21,910 as of March 31, 2019). The revolver and the term loan are both secured by substantially all of the assets of AMES UK and its subsidiaries. AMES UK is subject to a maximum leverage ratio and a minimum fixed charges cover ratio. An invoice discounting arrangement was canceled and replaced by the above loan facilities.

(g)	Other long-term debt consists primarily of a loan with the Pennsylvania Industrial Development Authority, with the balance consisting of capital leases.
At March 31, 2019, Griffon and its subsidiaries were in compliance with the terms and covenants of all credit and loan agreements.

NOTE 10 — SHAREHOLDERS’ EQUITY

During 2019, the Company paid a quarterly cash dividend of $0.0725 per share in each quarter, totaling $0.145 per share for the six months ended March 31, 2019. During 2018, the Company paid a quarterly cash dividend of $0.07 per share, totaling $0.28 per share for the year. In addition, on March 7, 2018, the Board of Directors declared a special cash dividend of $1.00 per share, totaling $38,073, paid on April 16, 2018 to shareholders of record as of the close of business on March 29, 2018. Dividends paid on shares in the ESOP were used to offset ESOP loan payments and recorded as a reduction of debt service payments and compensation expense. A dividend payable was established for the holders of restricted shares; such dividends will be released upon vesting of the underlying restricted shares. In March 2019, the ESOP Term Loan was refinanced with a loan from Griffon which was funded with cash and a draw on its $350,000 credit facility, and dividend paid on allocated shares in the ESOP are allocated to participant accounts in the form of additional shares.

On May 2, 2019, the Board of Directors declared a quarterly cash dividend of $0.0725 per share, payable on June 20, 2019 to shareholders of record as of the close of business on May 24, 2019.

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

On January 29, 2016, shareholders approved the Griffon Corporation 2016 Equity Incentive Plan ("Incentive Plan") under which awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, restricted stock units, deferred shares and other stock-based awards may be granted. On January 31, 2018, shareholders approved Amendment No. 1 to the Incentive Plan pursuant to which, among other things, 1,000,000 shares were added to the Incentive Plan. Options granted under the Incentive Plan may be either “incentive stock options” or nonqualified stock options, generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The maximum number of shares of common stock available for award under the Incentive Plan is 3,350,000 (600,000 of which may be issued as incentive stock options), plus (i) any shares reserved for issuance under the 2011 Equity Incentive Plan as of the effective date of the Incentive Plan, and (ii) any shares underlying awards outstanding on such effective date under the 2011 Incentive Plan that are canceled or forfeited. As of March 31, 2019, there were 276,442 shares available for grant.

All grants outstanding under former equity plans will continue under their terms; no additional awards will be granted under such plans.

During the first quarter of 2019, Griffon granted 1,194,538 shares of restricted stock and restricted stock units. This included 666,538 shares of restricted stock and restricted stock units, subject to certain performance conditions, with vesting periods of three years, with a total fair value of $8,105, or a weighted average fair value of $12.16 per share. This also included 528,000 shares of restricted stock granted to two senior executives with a vesting period of four years and a two year post-vesting holding period, subject to the achievement of certain absolute and relative performance conditions relating to the price of Griffon's common stock. So long as the minimum performance condition is attained, the amount of shares that can vest will range from 384,000 to 528,000. The total fair value of these restricted shares is approximately $3,576, or a weighted average fair value of $6.77. During the second quarter, Griffon granted 62,227 restricted shares, subject to certain performance conditions, with a vesting period of three years and a fair value of $990, or a weighted average fair value of $15.91 per share.

For the quarters ended March 31, 2019 and 2018, stock based compensation expense totaled $3,422 and $2,365, respectively. For the six months ended March 31, 2019 and 2018, stock based compensation expense totaled $6,355 and $4,920, respectively.

On each of August 3, 2016 and August 1, 2018, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under this share repurchase program, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During the quarter and six months ended March 31, 2019, Griffon purchased 8,200 and 37,500 shares, respectively, of common stock under these repurchase programs, for a total of $82 or $9.95 per share, and $372 or $9.92 per share, respectively. As of March 31, 2019, an aggregate of $57,955 remains under Griffon's Board authorized repurchase programs.

In addition, during the quarter and six months ended March 31, 2019, 2,714 shares, with a market value of $49 or $17.90 per share, and 85,847 shares, with a market value of $1,059, or $12.34 per share, respectively, were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock. During the first quarter ended December 31, 2018, an additional 3,861 shares, with a market value of $47, or $12.16 per share, were withheld from common stock issued upon the vesting of restricted stock units to settle employee taxes due upon vesting.

NOTE 11 – EARNINGS PER SHARE (EPS)

Basic EPS (and diluted EPS in periods when a loss exists) was calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS was calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding.

The following table is a reconciliation of the share amounts (in thousands) used in computing earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Weighted average shares outstanding - basic	40,949	41,477	40,849	41,700
Incremental shares from stock based compensation	1,883	1,288	1,527	1,362
Weighted average shares outstanding - diluted	42,832	42,765	42,376	43,062

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

•
Defense Electronics segment consists of Telephonics, a globally recognized leading provider of highly sophisticated intelligence, surveillance and communications solutions for defense, aerospace and commercial customers.

On November 16, 2017, Griffon announced it entered into a definitive agreement to sell Clopay Plastics Products Company, Inc. ("PPC") and on February 6, 2018, completed the sale to Berry Global Group, Inc. ("Berry") . As a result, Griffon classified the results of operations of the PPC business as discontinued operations in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operations in the consolidated balance sheets. All results and information presented exclude PPC unless otherwise noted. See Note 15, Discontinued Operations to the Notes of the Financial Statements.

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

Information on Griffon’s reportable segments from continuing operations is as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
REVENUE	2019	2018	2019	2018
Home & Building Products:
AMES	$287,732	$258,196	$504,206	$474,938
CBP	186,799	138,112	410,094	292,348
Home & Building Products	474,531	396,308	914,300	767,286
Defense Electronics	75,102	82,252	145,855	148,577
Total consolidated net sales	$549,633	$478,560	$1,060,155	$915,863

Disaggregation of Revenue
Revenue from contracts with customers is disaggregated by end markets, segments and geographic location, as it more accurately depicts the nature and amount of the Company’s revenue.
The following table presents revenue disaggregated by end market and segment:

	For the Quarter Ended March 31, 2019	For the Six Months Ended March 31, 2019
Residential repair and remodel	$128,711	$269,236
Retail	162,576	275,941
Commercial construction	76,181	160,557
Residential new construction	33,892	73,716
Industrial	11,416	21,174
International excluding North America	61,755	113,676
Total Home and Building Products segment	474,531	914,300
U.S. Government	46,376	91,936
International	23,129	45,228
Commercial	5,597	8,691
Total Defense Electronics segment	75,102	145,855
Total Consolidated Revenue	$549,633	$1,060,155
The following table presents revenue disaggregated by geography based on the location of the Company's customer:

	For the Three Months Ended March 31, 2019
Revenue by Geographic Area - Destination	Home & Building Products	Defense Electronics	Total
United States	$380,390	$51,179	$431,569
Europe	20,372	8,490	28,862
Canada	25,828	3,058	28,886
Australia	42,016	979	42,995
All other countries	5,925	11,396	17,321
Consolidated revenue	$474,531	$75,102	$549,633

	For the Six Months Ended March 31, 2019
Revenue by Geographic Area - Destination	Home & Building Products	Defense Electronics	Total
United States	$733,133	$99,474	$832,607
Europe	28,254	18,801	47,055
Canada	56,175	5,687	61,862
Australia	86,238	1,588	87,826
All other countries	10,500	20,305	30,805
Consolidated revenue	$914,300	$145,855	$1,060,155

The following table reconciles segment operating profit to Income (loss) before taxes from continuing operations:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
INCOME BEFORE TAXES FROM CONTINUING OPERATIONS	2019	2018	2019	2018
Segment operating profit:
Home & Building Products	$36,021	$28,478	$75,566	$56,229
Defense Electronics	2,315	1,302	4,464	2,782
Segment operating profit from continuing operations	38,336	29,780	80,030	59,011
Net interest expense	(17,305)	(16,044)	(33,636)	(32,686)
Unallocated amounts	(11,347)	(10,541)	(22,745)	(20,977)
Acquisition costs	—	(7)	—	(1,619)
Cost of life insurance benefit	—	—	—	(2,614)
Income before taxes from continuing operations	$9,684	$3,188	$23,649	$1,115

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

The following table provides a reconciliation of Segment adjusted EBITDA to Income (loss) before taxes from continuing operations:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2019	2018	2019	2018
Segment adjusted EBITDA:
Home & Building Products	$48,753	$39,789	$100,613	$79,246
Defense Electronics	4,936	3,997	9,721	8,196
Total Segment adjusted EBITDA	53,689	43,786	110,334	87,442
Net interest expense	(17,305)	(16,044)	(33,636)	(32,686)
Segment depreciation and amortization	(15,353)	(13,199)	(30,304)	(26,051)
Unallocated amounts	(11,347)	(10,541)	(22,745)	(20,977)
Acquisition costs	—	(814)	—	(3,999)
Cost of life insurance benefit	—	—	—	(2,614)
Income before taxes from continuing operations	$9,684	$3,188	$23,649	$1,115

Unallocated amounts typically include general corporate expenses not attributable to a reportable segment.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
DEPRECIATION and AMORTIZATION	2019	2018	2019	2018
Segment:
Home & Building Products	$12,732	$10,504	$25,047	$20,637
Defense Electronics	2,621	2,695	5,257	5,414
Total segment depreciation and amortization	15,353	13,199	30,304	26,051
Corporate	139	114	273	220
Total consolidated depreciation and amortization	$15,492	$13,313	$30,577	$26,271

CAPITAL EXPENDITURES
Segment:
Home & Building Products	$6,330	$8,192	$13,475	$14,850
Defense Electronics	2,499	2,442	3,733	4,385
Total segment	8,829	10,634	17,208	19,235
Corporate	192	209	210	2,393
Total consolidated capital expenditures	$9,021	$10,843	$17,418	$21,628

ASSETS	At March 31, 2019	At September 30, 2018
Segment assets:
Home & Building Products	$1,729,199	$1,631,631
Defense Electronics	325,179	346,907
Total segment assets	2,054,378	1,978,538
Corporate	86,305	103,112
Total continuing assets	2,140,683	2,081,650
Assets of discontinued operations	3,225	3,240
Consolidated total	$2,143,908	$2,084,890

NOTE 13 – EMPLOYEE BENEFIT PLANS

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changed certain presentation and disclosure requirements for employers that sponsor defined benefit and post-retirement pension plans. The new standard requires the service cost component of the net benefit cost to be in the same line item as other compensation in operating income and the other components of net benefit plan cost, including interest costs, amortization of prior service costs and recognized actuarial costs to be presented outside of operating income on a retrospective basis. The standard was effective for fiscal years beginning after December 15, 2017. The Company adopted the requirements of the standard in the first quarter of 2019 on a retrospective basis reclassifying the other components of the net periodic benefit plan costs from Selling, general and administrative expenses to a non-service expense within Other income (expense). The defined benefit and post-retirement pension plans did not have a service cost component. The Company utilized a practical expedient included in the accounting guidance which allowed the Company to use amounts previously disclosed in its pension and other post-retirement benefits note for the prior period as the estimation basis for applying the required retrospective presentation requirements.

The Company’s non-service cost components of net periodic benefit plan cost was a benefit of $787 and $882 during the three months ended March 31, 2019 and 2018, respectively and $1,574 and $1,764 during the six months ended March 31, 2019 and 2018, respectively. The impact of this adoption resulted in a reclassification to the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended March 31, 2018, in which previously reported selling, general and administrative expenses was increased by $882 and $1,764, respectively, with a corresponding offset to Other income (expense).

The remaining provisions of the standard did not have a material impact on our financial position, results of operations or liquidity.

Defined benefit pension expense (income) was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Interest cost	$1,571	$1,407	$3,141	$2,814
Expected return on plan assets	(2,583)	(2,639)	(5,166)	(5,278)
Amortization:
Prior service cost	3	4	7	8
Recognized actuarial loss	222	346	444	692
Net periodic expense (income)	$(787)	$(882)	$(1,574)	$(1,764)

As a result of the passing of our Chairman of the Board, who participated in a Supplemental Executive Retirement Plan relating to his tenure as Chief Executive Officer (a position from which he retired in 2008), the pension benefit liability was reduced by $13,715 at December 31, 2017, with the offset, net of tax, recorded in Other Comprehensive Income.

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
In August 2018, the FASB issued guidance which modifies the disclosures on fair value measurements by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. This guidance expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income (loss). This guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted, and will be effective for the Company beginning in 2021. We are currently evaluating the effects that the adoption of this guidance will have on our consolidated financial statements and the related disclosures.
In August 2018, the FASB issued guidance to clarify disclosure requirements related to defined benefit pension and other post-retirement plans. The guidance is effective for fiscal years beginning after December 15, 2020, with early adoption permitted, and will be effective for the Company beginning in 2022. We are currently evaluating the effects that the adoption of this guidance will have on our consolidated financial statements and the related disclosures.

In January 2017, the FASB issued guidance that simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. This guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those periods and will be effective for the Company beginning October 1, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect this guidance to have a material impact on the Company's financial condition, results of operations and related disclosures.

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

NOTE 15 – DISCONTINUED OPERATIONS

During the quarter ended March 31, 2019, Griffon recorded an $11,000 charge ($7,646, net of tax) to discontinued operations. The charge consisted primarily of a purchase price adjustment to resolve a claim related to the $475,000 PPC divestiture and included an additional reserve for a legacy environmental matter.

The following amounts summarize the total assets and liabilities of PPC and Installation Services and other discontinued activities which have been segregated from Griffon’s continuing operations, and are reported as assets and liabilities of discontinued operations not held for sale in the Condensed Consolidated Balance Sheets:

	At March 31, 2019	At September 30, 2018
Assets of discontinued operations:
Prepaid and other current assets	$324	$324
Other long-term assets	2,901	2,916
Total assets of discontinued operations	$3,225	$3,240

Liabilities of discontinued operations:
Accrued liabilities, current	$11,657	$7,210
Other long-term liabilities	2,307	2,647
Total liabilities of discontinued operations	$13,964	$9,857

At March 31, 2019, Griffon's assets and liabilities for PPC and Installations Services and other discontinued operations primarily related to the above matter, insurance claims, income tax and product liability, warranty and environmental reserves totaling liabilities of approximately of $13,964.

PPC

On November 16, 2017, Griffon announced it entered into a definitive agreement to sell PPC and on February 6, 2018, completed the sale to Berry for $465,000, net of certain post-closing adjustments. As a result, Griffon classified the results of operations of the PPC business as discontinued operations in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operations in the consolidated balance sheets. All results and information presented exclude PPC unless otherwise noted. PPC is a global leader in the development and production of embossed, laminated and printed specialty plastic films for hygienic, health-care and industrial products and sells to some of the world's largest consumer products companies. In connection with the sale of PPC, the Company recorded a gain of $117,625 ($86,357, net of tax) during the quarter ended March 31, 2018. The tax computed on the PPC gain is preliminary and is subject to finalization.

Summarized results of the Company’s discontinued operations are as follows:

	For the Three Months Ended March 31, 2018	For the Six Months Ended March 31, 2018
Revenue	$45,832	$166,262
Cost of goods and services	36,157	132,100
Gross profit	9,675	34,162
Selling, general and administrative expenses	13,995	26,103
Income (loss) from discontinued operations	(4,320)	8,059
Other income (expense)
Gain on sale of business	117,625	117,625
Interest expense, net	(95)	(155)
Other, net	166	(687)
Total other income (expense)	117,696	116,783
Income from operations of discontinued operations	$113,376	$124,842

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

Installation Services operating results have been reported as discontinued operations in the Consolidated Statements of Operations and Comprehensive Income (Loss) for all periods presented; Installation Services is excluded from segment reporting. There was no Installation Services revenue or income for the six months ended March 31, 2019 and 2018.

In 2017, Griffon recorded $5,700 of reserves in discontinued operations related to historical environmental remediation efforts and to increase the reserve for homeowner association claims (HOA) related to the Clopay Services Corporation discontinued operations in 2008.

NOTE 16 – OTHER INCOME (EXPENSE)

For the quarters ended March 31, 2019 and 2018, Other income (expense) includes $(118) and $217, respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $108 and $1,266, respectively, of net investment income.

For the six months ended March 31, 2019 and 2018, Other income (expense) includes $384 and $(219), respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $31 and $1,261, respectively, of net investment income.

Additionally, during the quarters ended March 31, 2019 and 2018, Other income (expense) included net periodic benefit plan income of $787 and $882, respectively. During the six months ended March 31, 2019 and 2018, Other income (expense) included net periodic benefit plan income of $1,574 and $1,764, respectively. Effective October 1, 2018, these benefits amounts are required to be included in other income; in the past these were in Selling, general and administrative expenses, as a result of implementation of the new accounting standard on pensions. All periods have been restated. See Note 13 - Employee Benefit Plans for further information on the implementation of this guidance.

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

Changes in Griffon’s warranty liability, included in Accrued liabilities, were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Balance, beginning of period	$9,041	$6,055	$8,174	$6,236
Warranties issued and changes in estimated pre-existing warranties	4,700	1,637	8,761	3,112
Actual warranty costs incurred	(5,730)	(1,434)	(8,924)	(3,926)
Other warranty liabilities assumed from acquisitions	—	—	—	836
Balance, end of period	$8,011	$6,258	$8,011	$6,258

NOTE 18 – OTHER COMPREHENSIVE INCOME (LOSS)

The amounts recognized in other comprehensive income (loss) were as follows:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$2,885	$—	$2,885	$19,714	$—	$19,714
Pension and other defined benefit plans	201	(17)	184	376	(129)	247
Cash flow hedges	(264)	75	(189)	616	(176)	440
Total other comprehensive income (loss)	$2,822	$58	$2,880	$20,706	$(305)	$20,401

	Six Months Ended March 31, 2019			Six Months Ended March 31, 2018
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(2,851)	$—	$(2,851)	$18,425	$—	$18,425
Pension and other defined benefit plans	472	(104)	368	14,620	(4,814)	9,806
Cash flow hedges	(107)	20	(87)	746	(218)	528
Total other comprehensive income (loss)	$(2,486)	$(84)	$(2,570)	$33,791	$(5,032)	$28,759

The components of Accumulated other comprehensive income (loss) are as follows:

	March 31, 2019	September 30, 2018
Foreign currency translation adjustments	$(25,675)	$(22,824)
Pension and other defined benefit plans	(11,391)	(11,759)
Change in Cash flow hedges	384	471
	$(36,682)	$(34,112)

Amounts reclassified from accumulated other comprehensive income (loss) to income were as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
Gain (Loss)	2019	2018	2019	2018
Pension amortization	$(225)	$(350)	$(451)	$(700)
Cash flow hedges	310	(34)	992	(40)
Removal of PPC foreign currency translation	—	14,866	—	14,866
Total gain (loss)	85	14,482	541	14,126
Tax benefit (expense)	(18)	(3,357)	(114)	(3,400)
Total	$67	$11,125	$427	$10,726

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

In 2018, the DEC sent a letter to the United States Environmental Protection Agency (the “EPA”), in which the DEC requested that the Peekskill Site be nominated by the EPA for inclusion on the National Priorities List (the “NPL”). In this letter, the DEC also indicated that it conducted subsequent investigative work that resulted in findings suggesting that the extent of contamination is greater than what was assumed at the time the ROD was issued.  Based on the DEC’s request and on an analysis by a consultant retained by the EPA, the EPA then published a notice in the Federal Register proposing to add the Peekskill Site to the NPL under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA).

Should the Peekskill Site be added to the NPL, it is uncertain what subsequent action the EPA will take. The EPA may, on its own or through the use of consultants, perform further studies of the site and/or subsequently remediate the site, and in such event would likely seek reimbursement for the costs incurred from potentially responsible parties (“PRPs”). Alternatively, the EPA could enter into negotiations with the PRPs to request that the PRPs perform further studies and/or remediate the site.

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

Union Fork and Hoe, Frankfort, NY site. The former Union Fork and Hoe property in Frankfort, NY was acquired by Ames in 2006 as part of a larger acquisition, and has historic site contamination involving chlorinated solvents, petroleum hydrocarbons and metals. AMES has entered into an Order on Consent with the New York State Department of Environmental Conservation. While the Order is without admission or finding of liability or acknowledgment that there has been a release of hazardous substances at the site, AMES is required to perform a remedial investigation of certain portions of the property and to recommend a remediation option. At the conclusion of the remediation phase to the satisfaction of the DEC, the DEC will issue a Certificate of Completion. AMES has performed significant investigative and remedial activities in the last few years under work plans approved by the DEC, and the DEC has approved the final remedial investigation and feasibility study reports. AMES’ recommended remedial option of excavation and offsite disposal of lead contaminated soils, capping of other areas of the site impacted by other metals and performing limited groundwater monitoring was accepted by the DEC in a Record of Decision issued March 1, 2018. The DEC recently approved a final design and implementation work plan. Implementation of the selected remedial alternative is expected to begin in mid-2019. AMES has a number of defenses to liability in this matter, including its rights under a previous Consent Judgment entered into between the DEC and a predecessor of AMES relating to the site.

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

NOTE 20 — CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the domestic assets of Clopay Building Products Company, Inc., Telephonics Corporation, The AMES Companies, Inc., ATT Southern LLC, Clopay Ames True Temper Holding Corp., ClosetMaid, LLC, CornellCookson, LLC and Cornell Real Estate Holdings, LLC, all of which are indirectly 100% owned by Griffon. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act, presented below are condensed consolidating financial information as of March 31, 2019 and September 30, 2018 and for the three months ended March 31, 2019 and 2018. The financial information may not necessarily be indicative of the results of operations or financial position of the guarantor companies or non-guarantor companies had they operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly-owned subsidiaries accounted for under the equity method.

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

CONDENSED CONSOLIDATING BALANCE SHEETS
At March 31, 2019

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CURRENT ASSETS
Cash and equivalents	$5,067	$31,858	$21,054	$—	$57,979
Accounts receivable, net of allowances	—	288,362	55,687	—	344,049
Contract costs and recognized income not yet billed, net of progress payments	—	82,811	1,093	—	83,904
Inventories, net	—	389,223	67,835	13	457,071
Prepaid and other current assets	17,735	19,910	5,761	2,372	45,778
Assets of discontinued operations	—	—	324	—	324
Total Current Assets	22,802	812,164	151,754	2,385	989,105
PROPERTY, PLANT AND EQUIPMENT, net	1,005	291,449	40,398	—	332,852
GOODWILL	—	394,056	45,062	—	439,118
INTANGIBLE ASSETS, net	93	278,055	86,592	—	364,740
INTERCOMPANY RECEIVABLE	122,555	679,010	66,931	(868,496)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	1,552,035	512,201	3,045,503	(5,109,739)	—
OTHER ASSETS	7,180	16,774	(2,079)	(6,683)	15,192
ASSETS OF DISCONTINUED OPERATIONS	—	—	2,901	—	2,901
Total Assets	$1,705,670	$2,983,709	$3,437,062	$(5,982,533)	$2,143,908
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$—	$3,495	$7,312	$—	$10,807
Accounts payable and accrued liabilities	17,409	292,428	31,439	2,444	343,720
Liabilities of discontinued operations	—	—	11,657	—	11,657
Total Current Liabilities	17,409	295,923	50,408	2,444	366,184

LONG-TERM DEBT, net	1,146,231	4,378	55,586	—	1,206,195
INTERCOMPANY PAYABLES	56,415	381,703	421,184	(859,302)	—
OTHER LIABILITIES	11,331	69,856	17,401	(3,650)	94,938
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	2,307	—	2,307
Total Liabilities	1,231,386	751,860	546,886	(860,508)	1,669,624
SHAREHOLDERS’ EQUITY	474,284	2,231,849	2,890,176	(5,122,025)	474,284
Total Liabilities and Shareholders’ Equity	$1,705,670	$2,983,709	$3,437,062	$(5,982,533)	$2,143,908

CONDENSED CONSOLIDATING BALANCE SHEETS
At September 30, 2018

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CURRENT ASSETS
Cash and equivalents	$15,976	$16,353	$37,429	$—	$69,758
Accounts receivable, net of allowances	—	234,885	69,729	(24,105)	280,509
Contract costs and recognized income not yet billed, net of progress payments	—	121,393	410	—	121,803
Inventories, net	—	332,067	66,373	(81)	398,359
Prepaid and other current assets	12,179	21,313	6,168	2,461	42,121
Assets of discontinued operations	—	—	324	—	324
Total Current Assets	28,155	726,011	180,433	(21,725)	912,874

PROPERTY, PLANT AND EQUIPMENT, net	936	299,920	41,636	—	342,492
GOODWILL	6,646	361,507	71,242	—	439,395
INTANGIBLE ASSETS, net	93	293,093	77,672	—	370,858
INTERCOMPANY RECEIVABLE	56,396	314,394	(121,445)	(249,345)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	1,528,932	968,330	3,347,894	(5,845,156)	—
OTHER ASSETS	8,651	15,942	374	(8,612)	16,355
ASSETS OF DISCONTINUED OPERATIONS	—	—	2,916	—	2,916
Total Assets	$1,629,809	$2,979,197	$3,600,722	$(6,124,838)	$2,084,890
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$2,276	$3,398	$7,337	$—	$13,011
Accounts payable and accrued liabilities	26,639	303,154	59,531	(16,474)	372,850
Liabilities of discontinued operations	—	(22,327)	29,537	—	7,210
Total Current Liabilities	28,915	284,225	96,405	(16,474)	393,071
LONG-TERM DEBT, net	1,044,071	6,110	57,890	—	1,108,071
INTERCOMPANY PAYABLES	66,058	(77,760)	263,227	(251,525)	—
OTHER LIABILITIES	16,374	73,391	20,592	(3,647)	106,710
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	2,647	—	2,647
Total Liabilities	1,155,418	285,966	440,761	(271,646)	1,610,499
SHAREHOLDERS’ EQUITY	474,391	2,693,231	3,159,961	(5,853,192)	474,391
Total Liabilities and Shareholders’ Equity	$1,629,809	$2,979,197	$3,600,722	$(6,124,838)	$2,084,890

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2019

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$462,739	$94,285	$(7,391)	$549,633
Cost of goods and services	—	354,382	65,516	(7,769)	412,129
Gross profit	—	108,357	28,769	378	137,504
Selling, general and administrative expenses	5,249	84,813	21,409	312	111,783
Income (loss) from operations	(5,249)	23,544	7,360	66	25,721
Other income (expense)
Interest income (expense), net	(7,328)	(9,128)	(849)	—	(17,305)
Other, net	(473)	1,129	676	(64)	1,268
Total other income (expense)	(7,801)	(7,999)	(173)	(64)	(16,037)
Income (loss) before taxes	(13,050)	15,545	7,187	2	9,684
Provision (benefit) for income taxes	(4,242)	5,292	2,142	2	3,194
Income (loss) before equity in net income of subsidiaries	(8,808)	10,253	5,045	—	6,490
Equity in net income (loss) of subsidiaries	7,652	11,646	10,253	(29,551)	—
Income from continuing operations	$(1,156)	$21,899	$15,298	$(29,551)	$6,490
Income from operations of discontinued businesses	—	—	(11,000)	—	(11,000)
Provision from income taxes	—	—	(3,354)	—	(3,354)
Income from discontinued operations	—	—	(7,646)	—	(7,646)

Net Income (loss)	$(1,156)	$21,899	$7,652	$(29,551)	$(1,156)
Comprehensive income (loss)	$1,724	$5,448	$8,736	$(14,184)	$1,724

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2018

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$397,759	$89,910	$(9,109)	$478,560
Cost of goods and services	—	305,919	60,627	(9,365)	357,181
Gross profit	—	91,840	29,283	256	121,379
Selling, general and administrative expenses	5,438	65,871	33,277	(93)	104,493
Income (loss) from operations	(5,438)	25,969	(3,994)	349	16,886
Other income (expense)
Interest income (expense), net	(5,961)	(8,013)	(2,070)	—	(16,044)
Other, net	697	12,149	(10,038)	(462)	2,346
Total other income (expense)	(5,264)	4,136	(12,108)	(462)	(13,698)
Income (loss) before taxes	(10,702)	30,105	(16,102)	(113)	3,188
Provision (benefit) for income taxes	(10,168)	(10,037)	(6,202)	27,644	1,237
Income (loss) before equity in net income of subsidiaries	(534)	40,142	(9,900)	(27,757)	1,951
Equity in net income (loss) of subsidiaries	90,814	(59,707)	40,140	(71,247)	—
Income (loss) from continuing operations	90,280	(19,565)	30,240	(99,004)	1,951
Income from operation of discontinued businesses	—	(8,423)	121,799	—	113,376
Provision (benefit) from income taxes	—	859	24,188	—	25,047
Income (loss) from discontinued operations	—	(9,282)	97,611	—	88,329
Net Income (loss)	$90,280	$(28,847)	$127,851	$(99,004)	$90,280

Comprehensive income (loss)	$110,681	$1,444	$123,670	$(125,114)	$110,681

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended March 31, 2019

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$881,983	$192,525	$(14,353)	$1,060,155
Cost of goods and services	—	663,479	131,218	(15,092)	779,605
Gross profit	—	218,504	61,307	739	280,550

Selling, general and administrative expenses	10,309	169,789	45,226	213	225,537
Income (loss) from operations	(10,309)	48,715	16,081	526	55,013
Other income (expense)
Interest income (expense), net	(13,635)	(18,258)	(1,743)	—	(33,636)
Other, net	(735)	1,816	1,717	(526)	2,272
Total other income (expense)	(14,370)	(16,442)	(26)	(526)	(31,364)
Income (loss) before taxes	(24,679)	32,273	16,055	—	23,649
Provision (benefit) for income taxes	(7,777)	11,266	4,917	—	8,406
Income (loss) before equity in net income of subsidiaries	(16,902)	21,007	11,138	—	15,243
Equity in net income (loss) of subsidiaries	24,499	17,696	21,007	(63,202)	—
Income from continuing operations	$7,597	$38,703	$32,145	$(63,202)	$15,243

Income from operations of discontinued businesses	$—	$—	$(11,000)	$—	$(11,000)
Provision (benefit) from income taxes	—	—	(3,354)	—	(3,354)
Income (loss) from discontinued operations	$—	$—	$(7,646)	$—	$(7,646)
Net income (loss)	$7,597	$38,703	$24,499	$(63,202)	$7,597

Comprehensive income (loss)	$5,027	$59,017	$4,185	$(63,202)	$5,027

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended March 31, 2018

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$749,071	$182,429	$(15,637)	$915,863
Cost of goods and services	—	568,559	121,406	(16,260)	673,705
Gross profit	—	180,512	61,023	623	242,158

Selling, general and administrative expenses	16,775	141,201	53,326	(185)	211,117
Income (loss) from operations	(16,775)	39,311	7,697	808	31,041

Other income (expense)
Interest income (expense), net	(12,735)	(14,215)	(5,736)	—	(32,686)
Other, net	692	13,353	(10,361)	(924)	2,760
Total other income (expense)	(12,043)	(862)	(16,097)	(924)	(29,926)
Income (loss) before taxes	(28,818)	38,449	(8,400)	(116)	1,115
Provision (benefit) for income taxes	(39,860)	(7,302)	(4,146)	27,641	(23,667)
Income (loss) before equity in net income of subsidiaries	11,042	45,751	(4,254)	(27,757)	24,782
Equity in net income (loss) of subsidiaries	110,227	(60,359)	45,751	(95,619)	—
Income from continuing operations	$121,269	$(14,608)	$41,497	$(123,376)	$24,782
Income from operations of discontinued businesses	—	(2,003)	126,845	—	124,842
Provision from income taxes	—	2,918	25,437	—	28,355
Income from discontinued operations	—	(4,921)	101,408	—	96,487
Net income (loss)	$121,269	$(19,529)	$142,905	$(123,376)	$121,269

Comprehensive income (loss)	$150,028	$24,212	$171,118	$(195,330)	$150,028

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2019

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,597	$38,703	$24,499	$(63,202)	$7,597
Net (income) loss from discontinued operations	—	—	7,646	—	7,646
Net cash provided by (used in) operating activities:	(77,881)	24,130	(1,255)	—	(55,006)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(210)	(14,071)	(3,137)	—	(17,418)
Acquired businesses, net of cash acquired	(9,219)	—	—	—	(9,219)
Investment purchases	(149)	—	—	—	(149)
Insurance proceeds (payments)	(10,604)	—	—	—	(10,604)
Proceeds from sale of assets	—	36	26	—	62
Net cash provided by investing activities	(20,182)	(14,035)	(3,111)	—	(37,328)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(1,478)	—	—	—	(1,478)
Proceeds from long-term debt	130,484	76	12,541	—	143,101
Payments of long-term debt	(32,419)	(1,724)	(14,026)	—	(48,169)
Financing costs	(945)	—	—	—	(945)
Contingent consideration for acquired businesses	—	—	(1,686)	—	(1,686)
Dividends paid	(6,847)	—	—	—	(6,847)
Other, net	(1,641)	7,150	(5,426)	—	83
Net cash provided by (used in) financing activities	87,154	5,502	(8,597)	—	84,059
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	—	—	(3,438)	—	(3,438)
Effect of exchange rate changes on cash and equivalents	—	(92)	26	—	(66)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(10,909)	15,505	(16,375)	—	(11,779)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	15,976	16,353	37,429	—	69,758
CASH AND EQUIVALENTS AT END OF PERIOD	$5,067	$31,858	$21,054	$—	$57,979

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2018

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$121,269	$(19,529)	$142,905	$(123,376)	$121,269
Net (income) loss from discontinued operations	—	4,921	(101,408)	—	(96,487)
Net cash provided by (used in) operating activities:	275,619	(360,855)	38,136	—	(47,100)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(331)	(16,208)	(5,089)	—	(21,628)
Acquired businesses, net of cash acquired	(185,729)	(5,076)	(55,425)	—	(246,230)
Proceeds from sale of business	—	473,977	—	—	473,977
Insurance proceeds (payments)	8,254	—	—	—	8,254
Proceeds from sale of assets	—	21	433	—	454
Net cash provided by (used in) investing activities	(177,806)	452,714	(60,081)	—	214,827
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(32,861)	—	—	—	(32,861)
Proceeds from long-term debt	342,161	2,195	3,542	—	347,898
Payments of long-term debt	(197,322)	(1,613)	(31,006)	—	(229,941)
Financing costs	(7,451)	—	—	—	(7,451)
Dividends paid	(5,872)	—	—	—	(5,872)
Other, net	(22,279)	(40,668)	63,073	—	126
Net cash provided by (used in) financing activities	76,376	(40,086)	35,609	—	71,899
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	—	(36,875)	(11,508)	—	(48,383)
Effect of exchange rate changes on cash and equivalents	—	(27)	(2,441)	—	(2,468)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	174,189	14,871	(285)	—	188,775
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	3,240	8,066	36,375	—	47,681
CASH AND EQUIVALENTS AT END OF PERIOD	$177,429	$22,937	$36,090	$—	$236,456

(Unless otherwise indicated, US dollars and non US currencies are in thousands, except per share data)

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS

Overview

Griffon Corporation (the “Company”, “Griffon”, "we" or "us") is a diversified management and holding company that conducts business through wholly-owned subsidiaries. The Company was founded in 1959, is a Delaware corporation headquartered in New York, N.Y. and is listed on the New York Stock Exchange (NYSE:GFF).
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

In February 2018, we closed on the sale of our Clopay Plastics Products ("PPC") business to Berry Global, Inc. ("Berry") for $465,000, net of certain post-closing adjustments, thus exiting the specialty plastics industry that the Company had entered when it acquired Clopay Corporation in 1986. This transaction provided immediate liquidity and positions the Company to improve its cash flow conversion given the historically higher capital needs of the PPC operations as compared to Griffon’s remaining businesses.

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

In March 2018, we announced the combination of the ClosetMaid operations with those of The AMES Companies, Inc. ("AMES"). ClosetMaid generated over $300,000 in revenue in the first twelve months after the acquisition, and we anticipate the integration with AMES will unlock additional value given the complementary products, customers, warehousing and distribution, manufacturing, and sourcing capabilities of the two businesses.

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

During the past two fiscal years Griffon also completed a number of other acquisitions to expand and enhance AMES' global footprint. In the United Kingdom, Griffon acquired La Hacienda, an outdoor living brand of unique heating and garden décor products, in July 2017, and Kelkay, a manufacturer and distributor of decorative outdoor landscaping, in February 2018. These two businesses provided AMES with a platform for growth in the UK market and give access to leading garden centers, retailers, and grocers in the UK and Ireland.

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

Reportable Segments:

Griffon currently conducts its operations through two reportable segments:

•	Home & Building Products (“HBP”) segment consists of two companies, AMES and CBP:

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

OVERVIEW

Revenue for the quarter ended March 31, 2019 was $549,633 compared to $478,560 in the prior year quarter, an increase of approximately 15%, primarily driven by increased revenue at Home & Building Products, from both recent acquisitions and organic growth, partially offset by decreased revenue at Telephonics. Organic growth was 5%. Income from continuing operations was $6,490 or $0.15 per share, compared to $1,951 or $0.05 per share, in the prior year quarter. The current quarter results from continuing operations included discrete and certain other tax benefits, net, of $(97) or $0.00 per share. The prior year quarter results from continuing operations included acquisition costs of $814 ($378, net of tax, or $0.01 per share) and discrete and certain other tax provisions, net, of $368 or $0.01 per share.

Excluding these items from the respective quarterly results, Income from continuing operations would have been $6,393 or $0.15 per share in the current quarter compared to $2,697 or $0.06 per share in the prior year quarter.

Revenue for the six months ended March 31, 2019 was $1,060,155 compared to $915,863 in the prior year period, an increase of 16%, primarily driven by increased revenue at Home & Building Products from both recent acquisitions and organic growth, partially offset by decreased revenue at Telephonics. Organic growth was 5%. Income from continuing operations was $15,243 or $0.36 per share, compared to $24,782 or $0.58 per share, in the prior year period. The current year-to-date results from continuing operations included discrete and certain other tax provisions, net, of $370 or $0.01 per share. The prior year-to-date results from continuing operations included the following:

–    Acquisition costs of $3,999 ($2,726, net tax, or $0.06);
–    Cost of life insurance benefit of $2,614 ($248, net tax, or $0.01); and

–	Discrete and certain other tax benefits, net, of $22,650 or $0.53 per share, primarily from the revaluation of deferred tax liabilities related to the December 22, 2017 Tax Cuts and Jobs Act ("TCJA").

Excluding these items from the respective periods, Income from continuing operations would have been $15,613 or $0.37 per share in the current year period ended March 31, 2019 compared to $5,106 or $0.12 per share in the comparable prior year period.

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

GRIFFON CORPORATION AND SUBSIDIARIES
RECONCILIATION OF INCOME FROM CONTINUING OPERATIONS
TO ADJUSTED INCOME FROM CONTINUING OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2019	2018	2019	2018
Income from continuing operations	$6,490	$1,951	$15,243	$24,782

Adjusting items, net of tax:
Acquisition costs	—	378	—	2,726
Cost of life insurance benefit	—	—	—	248
Discrete and certain other tax provisions (benefits)	(97)	368	370	(22,650)

Adjusted income from continuing operations	$6,393	$2,697	$15,613	$5,106

Diluted earnings per common share from continuing operations	$0.15	$0.05	$0.36	$0.58

Adjusting items, net of tax:
Acquisition costs	—	0.01	—	0.06
Cost of life insurance benefit	—	—	—	0.01
Discrete and certain other tax provisions (benefits)	—	0.01	0.01	(0.53)

Adjusted earnings per common share from continuing operations	$0.15	$0.06	$0.37	$0.12

Weighted-average shares outstanding (in thousands)	42,832	42,765	42,376	43,062

Note: Due to rounding, the sum of earnings per common share and adjusting items, net of tax, may not equal adjusted earnings per common share.

RESULTS OF CONTINUING OPERATIONS

Three and Six months ended March 31, 2019 and 2018

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

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2019	2018	2019	2018
Segment operating profit:
Home & Building Products	$36,021	$28,478	$75,566	$56,229
Telephonics	2,315	1,302	4,464	2,782
Segment operating profit from continuing operations	38,336	29,780	80,030	59,011
Net interest expense	(17,305)	(16,044)	(33,636)	(32,686)
Unallocated amounts	(11,347)	(10,541)	(22,745)	(20,977)
Acquisition costs	—	(7)	—	(1,619)
Cost of life insurance benefit	—	—	—	(2,614)
Income before taxes from continuing operations	$9,684	$3,188	$23,649	$1,115

The following table provides a reconciliation of Segment adjusted EBITDA from continuing operations to Income before taxes from continuing operations:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2019	2018	2019	2018
Segment adjusted EBITDA:
Home & Building Products	$48,753	$39,789	$100,613	$79,246
Defense Electronics	4,936	3,997	9,721	8,196
Total Segment adjusted EBITDA	53,689	43,786	110,334	87,442
Net interest expense	(17,305)	(16,044)	(33,636)	(32,686)
Segment depreciation and amortization	(15,353)	(13,199)	(30,304)	(26,051)
Unallocated amounts	(11,347)	(10,541)	(22,745)	(20,977)
Acquisition costs	—	(814)	—	(3,999)
Cost of life insurance benefit	—	—	—	(2,614)
Income before taxes from continuing operations	$9,684	$3,188	$23,649	$1,115

Home & Building Products

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2019		2018		2019		2018
Revenue:
AMES	$287,732		$258,196		$504,206		$474,938
CBP	186,799		138,112		410,094		292,348
Home & Building Products	$474,531		$396,308		$914,300		$767,286
Segment operating profit	$36,021	7.6%	$28,478	7.2%	$75,566	8.3%	$56,229	7.3%
Depreciation and amortization	12,732		10,504		25,047		20,637
Acquisition costs	—		807		—		2,380
Segment adjusted EBITDA	$48,753	10.3%	$39,789	10.0%	$100,613	11.0%	$79,246	10.3%

For the quarter ended March 31, 2019, revenue increased $78,223 or 20%, compared to the prior year period. CBP benefited from the acquisition of CornellCookson on June 4, 2018, which delivered approximately $48,100 of revenue, as well as from favorable pricing, partially offset by unfavorable volume and mix. At AMES, favorable weather conditions drove increases in U.S. lawn and garden products, and the launch of new product programs drove increased revenue for U.S. pots and planters and for wire storage and organization. These increases also were supplemented at AMES Australia as previously delayed orders materialized in the quarter. Organic growth was 8%.

For the quarter ended March 31, 2019, Segment operating profit increased 26% to $36,021 compared to $28,478 in the prior year period. Excluding the impact of acquisition related costs from the prior year period, Segment operating profit increased 23%. Increased revenue, partially offset by increased material and tariff costs at both AMES and CBP, as well as unfavorable volume and mix at CBP, drove the favorable variance. Segment depreciation and amortization increased $2,228 from the prior year period primarily from acquisitions.

For the six months ended March 31, 2019, revenue increased $147,014 or 19%, compared to the prior year period. CBP benefited from the acquisition of CornellCookson, which delivered approximately $97,500 of revenue, as well as from favorable mix and pricing. At AMES, increased revenue for U.S. snow tools and lawn and garden products, as well as the launch of new product programs for U.S. pots and planters and for wire storage and organization, drove the favorable variance. Organic growth was 6%.

For the six months ended March 31, 2019, Segment operating profit increased 34% to $75,566 compared to $56,229 in the prior year period. Excluding the impact of acquisition related costs from the prior year period, Segment operating profit would have increased 29%, primarily driven by the increased revenue as noted above, partially offset by increased material and tariff costs at both AMES and CBP. Segment depreciation and amortization increased $4,410 from the prior year period primarily from acquisitions.

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

On February 13, 2018, AMES acquired Kelkay, a leading United Kingdom manufacturer and distributor of decorative outdoor landscaping products sold to garden centers, retailers and grocers in the UK and Ireland for approximately $56,118 (GBP 40,452), subject to contingent consideration of up to GBP 7,000. This acquisition broadened AMES' product offerings in the market and increased its in-country operational footprint. Kelkay contributed approximately $35,000 in revenue in the first twelve months after the acquisition.

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

Defense Electronics

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2019		2018		2019		2018
Revenue	$75,102		$82,252		$145,855		$148,577
Segment operating profit	$2,315	3.1%	$1,302	1.6%	$4,464	3.1%	$2,782	1.9%
Depreciation and amortization	2,621		2,695		5,257		5,414
Segment adjusted EBITDA	$4,936	6.6%	$3,997	4.9%	$9,721	6.7%	$8,196	5.5%

For the quarter ended March 31, 2019, revenue decreased $7,150 or 9% compared to the prior year quarter, primarily due to decreased maritime surveillance radar revenue offset in part by a $1,600 benefit from the adoption of revenue recognition guidance effective October 1, 2018. The impact from the adoption of the revenue recognition guidance is expected to be immaterial to full year results.

For the quarter ended March 31, 2019, Segment operating profit increased $1,013 compared to the prior year quarter, driven by reduced operating expenses and timing of research and development initiatives. The impact from the adoption of revenue recognition guidance effective October 1, 2018 was not material. The impact from the adoption of the revenue recognition guidance is expected to be immaterial to full year results.

For the six months ended March 31, 2019, revenue decreased $2,722 or 2% compared to the prior year period due to reduced ground and maritime surveillance radar and electronic countermeasure system revenue, partially offset by a $6,200 benefit from the adoption of revenue recognition guidance effective October 1, 2018.

For the six months ended March 31, 2019, Segment operating profit increased $1,682 compared to the prior year period due to reduced operating expenses and timing of research and development initiatives, partially offset by the impact of revised estimates to complete remaining performance obligations across various contracts. Segment operating profit also benefited from the adoption of revenue recognition guidance effective October 1, 2018, by approximately $1,700.

During the six months ended March 31, 2019, Telephonics was awarded several new contracts and received incremental funding on existing contracts approximating $150,000. Contract backlog was $378,300 at March 31, 2019, with 73% expected to be fulfilled in the next 12 months. Backlog, restated for the adoption of revenue recognition guidance on October 1, 2018, was $374,200 at September 30, 2018. Backlog is defined as unfilled firm orders for products and services for which funding has been both authorized and appropriated by the customer or Congress, in the case of US government agencies.

Unallocated

For the quarter ended March 31, 2019, unallocated amounts totaled $11,347 compared to $10,541 in the prior year quarter; for the six months ended March 31, 2019, unallocated amounts totaled $22,745 compared to $20,977 in the prior year period. The increase in the current quarter and six months compared to the respective prior year periods primarily relates to compensation and incentive costs.

Segment Depreciation and Amortization

Segment depreciation and amortization increased $2,154 and $4,253 for the quarter and six months ended March 31, 2019, respectively, compared to the comparable prior year period, primarily due to depreciation and amortization on assets acquired in acquisitions.

Other Income (Expense)

For the quarters ended March 31, 2019 and 2018, Other income (expense) includes $(118) and $217, respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $108 and $1,266, respectively, of net investment income.

For the six months ended March 31, 2019 and 2018, Other income (expense) includes $384 and $(219), respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $31 and $1,261, respectively, of net investment income.

Additionally, during the quarters ended March 31, 2019 and 2018, Other income (expense) included net periodic benefit plan income of $787 and $882, respectively. During the six months ended March 31, 2019 and 2018, Other income (expense) included net periodic benefit plan income of $1,574 and $1,764, respectively. Effective October 1, 2018, these benefits amounts are required to be included in other income; in the past these were in Selling, general and administrative expenses, as a result of implementation of the new accounting standard on pensions. All periods have been restated. See Note 13 - Employee Benefit Plans for further information on the implementation of this guidance.

Provision for income taxes
During the three months ended March 31, 2019, the Company recognized a tax provision of $3,194 on income before taxes from continuing operations of $9,684, compared to a tax provision of $1,237 on income before taxes from continuing operations of $3,188, in the comparable prior year quarter. The current year quarter included net discrete tax benefits of $97. The prior year quarter results included acquisition costs of $814 ($378, net of tax) and discrete and certain other tax provisions, net, that affect comparability of $368. Excluding these items, the effective tax rates for the quarters ended March 31, 2019 and 2018 34.0% and 32.6%, respectively.
During the six months ended March 31, 2019, the Company recognized a tax provision of $8,406 on Income before taxes from continuing operations of $23,649, compared to a tax benefit of $23,667 on Income before taxes from continuing operations of $1,115 in the comparable prior year period. The six month period ended March 31, 2019 included net discrete tax provisions of $370. The six month period ended March 31, 2018 included net discrete tax benefits of $22,650 primarily related to the December 22, 2017 Tax Cuts and Jobs Act ("TCJA") associated with the revaluation of deferred tax liabilities, $3,999 ($2,726 net of tax) of acquisition costs, and $2,614 ($248 net of tax) of charges related to cost of life insurance benefits. Excluding these items, the effective tax rates for the six months ended March 31, 2019 and 2018 were 34.0% and 33.9%, respectively.
On December 22, 2017, the TCJA was signed into law, and, among other changes, reduced the federal statutory tax rate from 35.0% to 21.0%. In accordance with U.S. GAAP for income taxes, as well as SEC Staff Accounting Bulletin No. 118 (“SAB 118”), the Company made a reasonable estimate of the impacts of the TCJA and recorded this estimate in its results for the year ended September 30, 2018. SAB 118 allows for a measurement period of up to one year, from the date of enactment, to complete the Company’s accounting for the impacts of the TCJA. Our analysis under SAB 118 was completed in December 2018 and resulted in no material adjustments to the provision amounts recorded as of September 30, 2018.
Stock based compensation

For the quarters ended March 31, 2019 and 2018, stock based compensation expense totaled $3,422 and $2,365, respectively. For the six months ended March 31, 2019 and 2018, stock based compensation expense totaled $6,355 and $4,920, respectively.

Comprehensive income (loss)

For the quarter ended March 31, 2019, total other comprehensive income, net of taxes, of $2,880, included a gain of $2,885 from foreign currency translation adjustments primarily due to the strengthening of the British Pound and Canadian Dollar, partially offset by the weakening of the Euro, all in comparison to the US Dollar, a $184 benefit from pension amortization of actuarial losses and a $189 loss on cash flow hedges.

For the six months ended March 31, 2019, total other comprehensive loss, net of taxes, of $2,570, included a loss of $2,851 from foreign currency translation adjustments primarily due to the weakening of the Euro and the Canadian and Australian Dollars, all in comparison to the US Dollar, a $368 benefit from pension amortization of actuarial losses and a $87 loss on cash flow hedges.

For the quarter ended March 31, 2018, total other comprehensive income, net of taxes, of $20,401, included a gain of $14,866 related to removal of PPC’s foreign currency translation loss, which was considered in the gain on disposal of discontinued
operations, a gain of $4,848 from foreign currency translation adjustments primarily due to the strengthening of the Euro and
British Pound, offset by the weakening of the Canadian and Australian Dollars, all in comparison to the US Dollar, a $247 benefit from pension amortization of actuarial losses and a $440 gain on cash flow hedges.

For the six months ended March 31, 2018, total other comprehensive income, net of taxes, of $28,759 included a gain of $14,866 related to removal of PPC’s foreign currency translation loss, which was considered in the gain on disposal of discontinued operations, a gain of $3,559 from foreign currency translation adjustments primarily due to the strengthening of the Euro and British Pound, offset by the weakening of the Canadian and Australian Dollars, all in comparison to the US Dollar, a $9,806 benefit from pension amortization of actuarial losses and a $528 gain on cash flow hedges.

Discontinued operations
During the quarter ended March 31, 2019, Griffon recorded an $11,000 charge ($7,646, net of tax) to discontinued operations. The charge consisted primarily of a purchase price adjustment to resolve a claim related to the $475,000 PPC divestiture and included an additional reserve for a legacy environmental matter.

At March 31, 2019, Griffon's assets and liabilities for PPC and Installations Services and other discontinued operations primarily related to the above matter, insurance claims, income tax and product liability, warranty and environmental reserves totaling liabilities of approximately of $13,964.

Plastic Products Company

On November 16, 2017, Griffon announced it entered into a definitive agreement to sell PPC and on February 6, 2018, completed the sale to Berry for $465,000, net of certain post-closing adjustments. As a result, Griffon classified the results of operations of the PPC business as discontinued operations in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operations in the consolidated balance sheets. All results and information presented exclude PPC unless otherwise noted. PPC is a global leader in the development and production of embossed, laminated and printed specialty plastic films for hygienic, health-care and industrial products and sells to some of the world's largest consumer products companies. See Note 15, Discontinued Operations.

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

Griffon substantially concluded remaining disposal activities in 2009. There was no revenue or income from the Installation Services’ business for the six months ended March 31, 2019 and 2018.

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

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

Cash Flows from Continuing Operations	For the Six Months Ended March 31,
(in thousands)	2019	2018
Net Cash Flows Provided by (Used In):
Operating activities	$(55,006)	$(47,100)
Investing activities	(37,328)	214,827
Financing activities	84,059	71,899

Cash used in the operating activities of continuing operations for the six months ended March 31, 2019 was $55,006 compared to the $47,100 used in the prior year period. Cash provided by income of continuing operations, adjusted for non-cash expenditures, was offset by a net increase in working capital consisting of a net increase in accounts receivable and contract costs and recognized income not yet billed, increased inventory and a decrease in accounts payable.

During the six months ended March 31, 2019, Griffon used $37,328 of cash in investing activities from continuing operations compared to $214,827 provided by investing activities in the prior year comparable period. Payments for acquired businesses totaled $9,219 compared to $246,230 in the prior year comparable period. Payments for acquired businesses in the current year consisted of a final working capital adjustment for CornellCookson. Payments for acquired businesses in the prior year were made to consummate the October 2, 2017 acquisition of ClosetMaid for approximately $185,700, inclusive of post-closing adjustments, or $165,000 net of the estimated present value of tax benefits under the current tax law. Additionally, on November 6, 2017, AMES acquired Harper for approximately $5,000, excluding certain post-closing adjustments, and on February 13, 2018, AMES acquired Kelkay for approximately $56,118 (GBP 40,452) subject to contingent consideration of up to GBP 7,000. The prior year Proceeds from sale of business resulted from the sale of PPC. Insurance payments and proceeds of $10,604 and $8,254, respectively, in the current and prior year periods, respectively, pertain to the settlement of a certain life insurance benefit. The prior year period insurance proceeds were reclassified from operating activities to investing activities to comply with accounting guidance on the Statement of Cash Flows classification of certain cash receipts and cash payments. Capital expenditures for the six months ended March 31, 2019 totaled $17,418, a decrease of $4,210 from the prior year period.

During the six months ended March 31, 2019, cash provided by financing activities from continuing operations totaled $84,059 as compared to the $71,899 provided in the comparable prior year period. Cash provided by financing activities from continuing operations in the current year period consisted primarily of net borrowings of long term debt, partially offset by payments of dividends. Cash provided by financing activities from continuing operations in the comparable prior year period included an add-on offering of $275,000 aggregate principal amount of 5.25% senior notes due 2022, which was completed on October 2, 2017, the proceeds of which were used to purchase ClosetMaid, as well as for general corporate purposes (including reducing the outstanding balance of Griffon's Revolving Credit Facility (the "Credit Agreement")). At March 31, 2019, there were $157,936 in outstanding borrowings under the Credit Agreement, compared to $14,896 in outstanding borrowings at the same date in the prior year.

During the six months ended March 31, 2019, the Board of Directors approved two quarterly cash dividends of $0.0725 per share each. On May 2, 2019, the Board of Directors declared a quarterly cash dividend of $0.0725 per share, payable on June 20, 2019 to shareholders of record as of the close of business on May 24, 2019.

On August 3, 2016 and August 1, 2018, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under these share repurchase programs, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During the quarter and six months ended March 31, 2019, Griffon purchased 8,200 and 37,500 shares, respectively, of common stock under these repurchase programs, for a total of $82 or $9.95 per share, and $372 or $9.92 per share, respectively. As of March 31, 2019, an aggregate of $57,955 remains under Griffon's Board authorized repurchase programs.

Payments related to Telephonics revenue are received in accordance with the terms of development and production subcontracts; certain of such receipts are progress or performance based payments. With respect to HBP, there have been no material adverse impacts on payment for sales.

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue from continuing operations. For the six months ended March 31, 2019:

•	The United States Government and its agencies, through either prime or subcontractor relationships, represented 9% of Griffon’s consolidated revenue and 63% of Telephonics’ revenue.

•	The Home Depot represented 17% of Griffon’s consolidated revenue and 20% of HBP’s revenue.

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

Cash and Equivalents and Debt	March 31,	September 30,
(in thousands)	2019	2018
Cash and equivalents	$57,979	$69,758
Notes payables and current portion of long-term debt	10,807	13,011
Long-term debt, net of current maturities	1,206,195	1,108,071
Debt discount/premium and issuance costs	11,982	13,610
Total debt	1,228,984	1,134,692
Debt, net of cash and equivalents	$1,171,005	$1,064,934

On October 2, 2017, in an unregistered offering through a private placement under Rule 144A, Griffon completed the add-on offering of $275,000 principal amount of its 5.25% senior notes due 2022, at 101.00% of par, to Griffon's previously issued $125,000 principal amount of its 5.25% senior notes due 2022, at 98.76% of par, completed on May 18, 2016 and $600,000 5.25% senior notes due 2022, at par, completed on February 27, 2014 (collectively the “Senior Notes”). As of March 31, 2019, outstanding Senior Notes due totaled $1,000,000; interest is payable semi-annually on March 1 and September 1. The net proceeds of the $275,000 add-on offering were used to acquire ClosetMaid with the remaining proceeds used to pay down outstanding loan borrowings under the Credit Agreement. The net proceeds of the previously issued $125,000 add-on offering were used to pay down outstanding revolving loan borrowings under the Credit Agreement.

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On February 5, 2018, July 20, 2016 and June 18, 2014, Griffon exchanged all of the $275,000, $125,000 and $600,000 Senior Notes, respectively, for substantially identical Senior Notes registered under the Securities Act via an exchange offer. The fair value of the Senior Notes approximated $985,770 on March 31, 2019 based upon quoted market prices (level 1 inputs). In connection with the issuance and exchange of the $275,000 senior notes, Griffon capitalized $8,472 of underwriting fees and other expenses; this is in addition to the $13,329 capitalized under previously issued $600,000 Senior Notes. All capitalized fees for the Senior Notes will amortize over the term of the notes and, at March 31, 2019, $11,066 remained to be amortized.

On March 22, 2016, Griffon amended and restated the Credit Agreement to increase the commitments under the credit facility from $250,000 to $350,000, extend its maturity from March 13, 2020 to March 22, 2021, and modify certain other provisions of the facility. On October 2, 2017 and on May 31, 2018, Griffon amended the Credit Agreement in connection with the ClosetMaid and the CornellCookson acquisitions, respectively to, among other things, modify the net leverage covenant. On February 22, 2019, Griffon further amended the Revolving Credit Facility to, among other things, reflect changes in the lending group and certain corresponding changes in various administrative roles under the Revolving Credit Facility, make conforming administrative and technical changes and reflect changes in law. The facility includes a letter of credit sub-facility with a limit of $50,000 and a multi-currency sub-facility of $100,000. The Credit Agreement provides for same day borrowings of base rate loans. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility or the occurrence of an event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, in each case without a floor, plus an applicable margin, which adjusts based on financial performance. Current margins are 1.75% for base rate loans and 2.75% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries. At March 31, 2019, under the Credit Agreement, there were $157,936 outstanding borrowings; outstanding standby letters of credit were $16,081; and $175,983 was available, subject to certain loan covenants, for borrowing at that date.

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

In August 2016, Griffon’s ESOP entered into an agreement that refinanced the existing ESOP loan into a new Term Loan in the amount of $35,092 (the "Agreement"). The Agreement also provided for a Line Note with $10,908 available to purchase shares of Griffon common stock in the open market. During 2017, Griffon's ESOP purchased 621,875 shares of common stock for a total of $10,908 or $17.54 per share, under a borrowing line that has now been fully utilized. On June 30, 2017, the Term Loan and Line Note were combined into a single Term Loan. The Term Loan interest rate was LIBOR plus 2.91%. The Term Loan required quarterly principal payments of $569 and a balloon payment due at maturity. As a result of the special cash dividend of $1.00 per share, paid on April 16, 2018, the outstanding balance of the Term Loan was reduced by $5,705. The Term Loan was secured by shares purchased with the proceeds of the loan and with a lien on a specific amount of Griffon assets (which ranked pari passu with the lien granted on such assets under the Credit Agreement) and was guaranteed by Griffon. On March 13, 2019, the ESOP Term Loan was refinanced with an internal loan from Griffon which was funded with cash and a draw on its $350,000 credit facility. The internal loan interest rate is fixed at 2.91%, matures in June 2033 and requires quarterly payments of principal, currently $569, and interest. The internal loan is secured by shares purchased with the proceeds of the loan. The amount outstanding on the internal loan at March 31, 2019 was $33,556.

Two of Griffon's subsidiaries have capital leases outstanding for real estate located in Troy, Ohio and Ocala, Florida. The leases mature in 2021 and 2022, respectively, and bear interest at fixed rates of approximately 5.0% and 8.0%, respectively. The Troy, Ohio lease is secured by a mortgage on the underlying real estate and is guaranteed by Griffon. The Ocala, Florida lease contains two five-year renewal options. At March 31, 2019, $5,903 was outstanding, net of issuance costs.

In November 2012, Garant G.P. (“Garant”) entered into a CAD $15,000 ($11,174 as of March 31, 2019) revolving credit facility. The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (3.79% LIBOR USD and 3.14% Bankers Acceptance Rate CDN as of March 31, 2019). The revolving facility matures in October 2019. Garant is required to maintain a certain minimum equity.  At March 31, 2019, there were no borrowings under the revolving credit facility with CAD 15,000 ($11,174 as of March 31, 2019) available for borrowing.

In July 2016, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries ("Griffon Australia") entered into an AUD 30,000 term loan and an AUD 10,000 revolver. The term loan refinanced two existing term loans and the revolver replaced two existing lines. In December 2016, the amount available under the revolver was increased from AUD 10,000 to AUD 20,000 and, in March 2017 and September 2017, the term loan commitment was increased by AUD 5,000 and AUD 15,000, respectively. In March 2019, the term loan commitment was reduced by AUD 10,000 with proceeds from a receivable purchase agreement in the amount of AUD 10,000. The term loan requires quarterly principal payments of AUD 1,250 plus interest with a balloon payment of AUD 13,375 due upon maturity in March 2022, and accrues interest at Bank Bill Swap Bid Rate “BBSY” plus 1.90% per annum (3.62% at March 31, 2019). As of March 31, 2019, the term loan had an outstanding balance of AUD 28,375 ($20,104 as of March 31, 2019). The revolving facility and receivable purchase facility mature in March 2020, but are renewable upon mutual agreement with the lender. The revolving facility and receivable purchase facility accrue interest at BBSY plus 1.8% and 1.0%, respectively, per annum (3.55% and 2.75%, respectively, at March 31, 2019). At March 31, 2019, the revolver and receivable purchase facilities had outstanding balances of AUD 6,000 and AUD 10,000, respectively ($4,251 and $7,085, respectively, as of March 31, 2019). The revolver, receivable purchase facility and the term loan are all secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon Australia is required to maintain a certain minimum equity level and is subject to a maximum leverage ratio and a minimum fixed charges cover ratio.

In July 2018, the AMES Companies UK Ltd and its subsidiaries ("AMES UK") entered into a GBP 14,000 term loan, GBP 4,000 mortgage loan and GBP 5,000 revolver. The term loan and mortgage loan require quarterly principal payments of GBP 350 and GBP 83 plus interest, respectively, and have balloon payments due upon maturity, July 2023, of GBP 7,000 and GBP 2,333, respectively. The Term Loan and Mortgage Loans accrue interest at the GBP LIBOR Rate plus 2.25% and 1.8%, respectively (3.10% and 2.65% at March 31, 2019, respectively). The revolving facility matures in July 2019, but is renewable upon mutual agreement with the lender, and accrues interest at the Bank of England Base Rate plus 1.5% (2.25% as of March 31, 2019). As of March 31, 2019, the revolver had an outstanding balance of GBP 4,639 ($6,087 as March 31, 2019) while the term and mortgage loan balances amounted to GBP 16,698 ($21,910 as of March 31, 2019). The revolver and the term loan are both secured by substantially all of the assets of AMES UK and its subsidiaries. AMES UK is subject to a maximum leverage ratio and a minimum fixed charges cover ratio. An invoice discounting arrangement was canceled and replaced by the above loan facilities.

Other long-term debt consists primarily of a loan with the Pennsylvania Industrial Development Authority, with the balance consisting of capital leases.

At March 31, 2019, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements. Net Debt to EBITDA (Leverage), as calculated in accordance with the definition in the Credit Agreement, was 5.7x at March 31, 2019.

On August 3, 2016 and August 1, 2018, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under these share repurchase programs, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During the quarter and six months ended March 31, 2019, Griffon purchased 8,200 and 37,500 shares, respectively, of common stock under these repurchase programs, for a total of $82 or $9.95 per share, and $372 or $9.92 per share, respectively. As of March 31, 2019, an aggregate of $57,955 remains under Griffon's Board authorized repurchase programs.

In addition, during the quarter and six months ended March 31, 2019, $2,714 shares, with a market value of $49 or $17.90 per share, and 85,847 shares, with a market value of $1,059, or $12.34 per share, respectively, were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock. During the first quarter ended December 31, 2018, an additional 3,861 shares, with a market value of $47, or $12.16 per share, were withheld from common stock issued upon the vesting of restricted stock units to settle employee taxes due upon vesting.

On November 17, 2011, the Company began declaring quarterly dividends. During 2018, the Company declared and paid regular cash dividends totaling $0.28 per share. In addition, on March 7, 2018, the Board of Directors declared a special cash dividend of $1.00 per share paid in April 2018. During the six months ended March 31, 2019, the Board of Directors approved two quarterly cash dividends of $0.0725 per share each. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends.

On May 2, 2019, the Board of Directors declared a quarterly cash dividend of $0.0725 per share, payable on June 20, 2019 to shareholders of record as of the close of business on May 24, 2019.

During the six months ended March 31, 2019, Griffon used cash for discontinued operations from operating activities of $3,438 primarily related to retention bonus payments for previous PPC employees and certain legal and consulting payments related to the sale of PPC. During the six months ended March 31, 2018, Griffon used cash for discontinued operations from operating, investing and financing activities of $48,383 primarily related to PPC operations and capital expenditures, as well as the repayment of outstanding debt upon the sale of PPC.

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

Griffon is continuing to integrate CornellCookson into its existing control procedures. Such integration may lead Griffon to modify certain controls for future periods, but Griffon does not expect changes, if any, to significantly affect its internal control over financial reporting.

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

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

(c)    ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(1)
January 1 - 31, 2019	8,200	(1)	$9.95	8,200
February 1 - 28, 2019	—		—	—
March 1 - 31, 2019	2,714	(2)	17.90	—
Total	10,914		$11.93	8,200	$57,955

1.
On each of August 3, 2016 and August 1, 2018, the Company’s Board of Directors authorized the repurchase of up to $50,000 of Griffon common stock; as of March 31, 2019, an aggregate of $57,955 remained available for the purchase of Griffon common stock under these repurchase programs. Amount consists of shares purchased by the Company in open market purchases pursuant to such Board authorized stock repurchase program.

2.	Shares acquired by the Company from holders of restricted stock upon vesting of the restricted stock, to satisfy tax-withholding obligations of the holders.

Item 3    Defaults Upon Senior Securities
None

Item 4    Mine Safety Disclosures
None

Item 5    Other Information
None

Item 6	Exhibits

10.1
Fifth Amendment to Third Amended and Restated Credit Agreement, dated as of February 22, 2019, to that certain Third Amended and Restated Credit Agreement, dated as of March 22, 2016, among the Company, the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A., as administrative agent, and the other agents party thereto.

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

Date: May 2, 2019