Form 10-Q
period 2019-06-30
GRIFFON CORP
filed 2019-08-01
CIK 50725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 1-06620

GRIFFON CORPORATION
(Exact name of registrant as specified in its charter)

Delaware			11-1893410
(State or other jurisdiction of			(I.R.S. Employer
incorporation or organization)			Identification No.)

712 Fifth Ave, 18th Floor	New York	New York	10019
(Address of principal executive offices)			(Zip Code)

(212) 957-5000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.25 par value	GFF	New York Stock Exchange

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

The number of shares of common stock outstanding at July 31, 2019 was 46,800,571.

Griffon Corporation and Subsidiaries

Part I – Financial Information
Item 1 – Financial Statements

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited)
	June 30, 2019	September 30, 2018
CURRENT ASSETS
Cash and equivalents	$58,112	$69,758
Accounts receivable, net of allowances of $7,841 and $6,408	322,310	280,509
Contract costs and recognized income not yet billed, net of progress payments of $7,895 and $3,172	90,825	121,803
Inventories	436,885	398,359
Prepaid and other current assets	52,898	42,121
Assets of discontinued operations	323	324
Total Current Assets	961,353	912,874
PROPERTY, PLANT AND EQUIPMENT, net	331,345	342,492
GOODWILL	438,417	439,395
INTANGIBLE ASSETS, net	361,249	370,858
OTHER ASSETS	16,200	16,355
ASSETS OF DISCONTINUED OPERATIONS	2,895	2,916
Total Assets	$2,111,459	$2,084,890

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$10,884	$13,011
Accounts payable	205,570	233,658
Accrued liabilities	148,123	139,192
Liabilities of discontinued operations	2,653	7,210
Total Current Liabilities	367,230	393,071
LONG-TERM DEBT, net	1,159,621	1,108,071
OTHER LIABILITIES	94,148	106,710
LIABILITIES OF DISCONTINUED OPERATIONS	2,295	2,647
Total Liabilities	1,623,294	1,610,499
COMMITMENTS AND CONTINGENCIES - See Note 19
SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	488,165	474,391
Total Liabilities and Shareholders’ Equity	$2,111,459	$2,084,890

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Nine Months Ended June 30, 2019 and 2018
(Unaudited)

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION
(in thousands)	SHARES	PAR VALUE			SHARES	COST			TOTAL
Balance at September 30, 2018	81,520	$20,380	$503,396	$550,523	35,846	$(534,830)	$(34,112)	$(30,966)	$474,391
Net income	—	—	—	8,753	—	—	—	—	8,753
Cumulative catch-up adjustment related to adoption of ASC 606(1)	—	—	—	(5,673)	—	—	—	—	(5,673)
Dividend	—	—	—	(3,143)	—	—	—	—	(3,143)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	83	(1,058)	—	—	(1,058)
Amortization of deferred compensation	—	—	—	—	—	—	—	856	856
Common stock acquired	—	—	—	—	29	(290)	—	—	(290)
Equity awards granted, net	1,201	300	(300)	—	—	—	—	—	—
ESOP allocation of common stock	—	—	(8)	—	—	—	—	—	(8)
Stock-based compensation	—	—	2,933	—	—	—	—	—	2,933
Stock-based consideration	—	—	250	—	—	—	—	—	250
Other comprehensive income, net of tax	—	—	—	—	—	—	(5,450)	—	(5,450)
Balance at December 31, 2018	82,721	$20,680	$506,271	$550,460	35,958	$(536,178)	$(39,562)	$(30,110)	$471,561
Net income (loss)	—	—	—	(1,156)	—	—	—	—	(1,156)
Dividend	—	—	—	(3,704)	—	—	—	—	(3,704)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	3	(48)	—	—	(48)
Amortization of deferred compensation	—	—	—	—	—	—	—	507	507
Common stock acquired	—	—	—	—	8	(82)	—	—	(82)
Equity awards granted, net	48	12	(12)	—	—	—	—	—	—
ESOP allocation of common stock	—	—	601	—	—	—	—	—	601
Stock-based compensation	—	—	3,422	—	—	—	—	—	3,422
Stock-based consideration	—	—	303	—	—	—	—	—	303
Other comprehensive income, net of tax	—	—	—	—	—	—	2,880	—	2,880
Balance at March 31, 2019	82,769	$20,692	$510,585	$545,600	35,969	$(536,308)	$(36,682)	$(29,603)	$474,284
Net income	—	—	—	13,595	—	—	—	—	13,595
Dividend	—	—	—	(3,415)	—	—	—	—	(3,415)
Amortization of deferred compensation	—	—	—	—	—	—	—	682	682
ESOP allocation of common stock	—	—	435	—	—	—	—	—	435
Stock-based compensation	—	—	3,332	—	—	—	—	—	3,332
Stock-based consideration	—	—	287	—	—	—	—	—	287
Other comprehensive income, net of tax	—	—	—	—	—	—	(1,035)	—	(1,035)
Balance at June 30, 2019	82,769	$20,692	$514,639	$555,780	35,969	$(536,308)	$(37,717)	$(28,921)	$488,165
(1) See Note 14 - Recent Accounting Pronouncements and Note 3 - Revenue for additional information.
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION
(in thousands)	SHARES	PAR VALUE			SHARES	COST			TOTAL
Balance at September 30, 2017	80,663	$20,166	$487,077	$480,347	33,557	$(489,225)	$(60,481)	$(39,076)	$398,808
Net income	—	—	—	30,989	—	—	—	—	30,989
Dividend	—	—	—	(2,990)	—	—	—	—	(2,990)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	191	(4,332)	—	—	(4,332)
Amortization of deferred compensation	—	—	—	—	—	—	—	817	817
Equity awards granted, net	895	223	(223)	—	—	—	—	—	—
ESOP allocation of common stock	—	—	608	—	—	—	—	—	608
Stock-based compensation	—	—	2,555	—	—	—	—	—	2,555
Other comprehensive income, net of tax	—	—	—	—	—	—	8,358	—	8,358
Balance at December 31, 2017	81,558	$20,389	$490,017	$508,346	33,748	$(493,557)	$(52,123)	$(38,259)	$434,813
Net income	—	—	—	90,280	—	—	—	—	90,280
Dividend	—	—	—	(46,660)	—	—	—	—	(46,660)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	6	(114)	—	—	(114)
Amortization of deferred compensation	—	—	—	—	—	—	—	855	855
Common stock acquired	—	—	—	—	1,438	(28,415)	—	—	(28,415)
Equity awards granted, net	(84)	(20)	20	—	—	—	—	—	—
ESOP allocation of common stock	—	—	493	—	—	—	—	—	493
Stock-based compensation	—	—	2,365	—	—	—	—	—	2,365
Other comprehensive income, net of tax	—	—	—	—	—	—	20,401	—	20,401
Balance at March 31, 2018	81,474	$20,369	$492,895	$551,966	35,192	$(522,086)	$(31,722)	$(37,404)	$474,018
Net income	—	—	—	5,827	—	—	—	—	5,827
Dividend	—	—	—	(2,871)	—	—	—	—	(2,871)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	2	(32)	—	—	(32)
Amortization of deferred compensation	—	—	—	—	—	—	—	4,416	4,416
Common stock acquired	—	—	—	—	651	(12,695)	—	—	(12,695)
Equity awards granted, net	(14)	(4)	4	—	—	—	—	—	—
ESOP allocation of common stock	—	—	2,805	—	—	—	—	—	2,805
Stock-based compensation	—	—	2,452	—	—	—	—	—	2,452
Stock-based consideration	—	—	972	—	—	—	—	—	972
Other comprehensive income, net of tax	—	—	—	—	—	—	(8,805)	—	(8,805)
Balance at June 30, 2018	81,460	$20,365	$499,128	$554,922	35,845	$(534,813)	$(40,527)	$(32,988)	$466,087

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Revenue	$574,970	$516,550	$1,635,125	$1,432,413
Cost of goods and services	420,487	377,868	1,200,092	1,051,573
Gross profit	154,483	138,682	435,033	380,840

Selling, general and administrative expenses	117,989	115,112	343,526	326,229

Income from operations	36,494	23,570	91,507	54,611

Other income (expense)
Interest expense	(17,288)	(16,328)	(51,334)	(49,973)
Interest income	201	532	611	1,491
Other, net	979	1,228	3,251	3,988
Total other expense, net	(16,108)	(14,568)	(47,472)	(44,494)

Income before taxes from continuing operations	20,386	9,002	44,035	10,117
Provision (benefit) from income taxes	6,258	1,560	14,664	(22,107)
Income from continuing operations	$14,128	$7,442	$29,371	$32,224

Discontinued operations:
Income (loss) from operations of discontinued operations	—	(200)	(11,000)	124,642
Provision (benefit) for income taxes	533	1,415	(2,821)	29,770
Income (loss) from discontinued operations	(533)	(1,615)	(8,179)	94,872
Net income	$13,595	$5,827	$21,192	$127,096

Income from continuing operations	$0.34	$0.18	$0.72	$0.78
Income (loss) from discontinued operations	(0.01)	(0.04)	(0.20)	2.30
Basic earnings per common share	$0.33	$0.14	$0.52	$3.08

Weighted-average shares outstanding	40,967	40,295	40,888	41,232

Income from continuing operations	$0.33	$0.18	$0.69	$0.76
Income (loss) from discontinued operations	(0.01)	(0.04)	(0.19)	2.23
Diluted earnings per common share	$0.31	$0.14	$0.50	$2.98

Weighted-average shares outstanding	43,164	41,742	42,649	42,620

Dividends paid per common share	$0.0725	$1.0700	$0.2175	$1.2100

Net income	$13,595	$5,827	$21,192	$127,096
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(1,092)	(9,136)	(3,943)	9,289
Pension and other post retirement plans	184	247	552	10,053
Change in cash flow hedges	(127)	84	(214)	612
Total other comprehensive income (loss), net of taxes	(1,035)	(8,805)	(3,605)	19,954
Comprehensive income (loss), net	$12,560	$(2,978)	$17,587	$147,050

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES - CONTINUING OPERATIONS:
Net income	$21,192	$127,096
Net (income) loss from discontinued operations	8,179	(94,872)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	46,172	40,318
Stock-based compensation	9,687	7,372
Provision for losses on accounts receivable	306	49
Amortization of debt discounts and issuance costs	4,133	3,981
Deferred income taxes	(353)	(24,612)
(Gain) loss on sale of assets and investments	(111)	136
Change in assets and liabilities, net of assets and liabilities acquired:
Increase in accounts receivable and contract costs and recognized income not yet billed	(33,223)	(16,290)
Increase in inventories	(18,009)	(49,474)
Increase in prepaid and other assets	(3,921)	(2,477)
Decrease in accounts payable, accrued liabilities and income taxes payable	(22,688)	(4,088)
Other changes, net	3,618	7,398
Net cash provided by (used in) operating activities - continuing operations	14,982	(5,463)
CASH FLOWS FROM INVESTING ACTIVITIES - CONTINUING OPERATIONS:
Acquisition of property, plant and equipment	(27,794)	(33,148)
Acquired businesses, net of cash acquired	(9,219)	(429,545)
Proceeds (payments) related to sale of business	(9,500)	473,977
Insurance proceeds (payments)	(10,604)	8,254
Proceeds from sale of assets	104	482
Investment purchase	(149)	—
Net cash provided by (used in) investing activities - continuing operations	(57,162)	20,020
CASH FLOWS FROM FINANCING ACTIVITIES - CONTINUING OPERATIONS:
Dividends paid	(10,262)	(46,816)
Purchase of shares for treasury	(1,478)	(45,588)
Proceeds from long-term debt	156,800	419,645
Payments of long-term debt	(108,260)	(262,031)
Financing costs	(1,012)	(7,671)
Contingent consideration for acquired businesses	(1,686)	—
Other, net	(197)	139
Net cash provided by financing activities - continuing operations	33,905	57,678
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities	(3,874)	(28,970)
Net cash used in investing activities	—	(10,762)
Net cash used in financing activities	—	(22,541)

Net cash used in discontinued operations	(3,874)	(62,273)
Effect of exchange rate changes on cash and equivalents	503	6,123
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(11,646)	16,085
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	69,758	47,681
CASH AND EQUIVALENTS AT END OF PERIOD	$58,112	$63,766
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

The fair values of Griffon’s 2022 senior notes approximated $998,800 on June 30, 2019. Fair values were based upon quoted market prices (level 1 inputs).

Insurance contracts with values of $3,410 at June 30, 2019 are measured and recorded at fair value based upon quoted prices in active markets for similar assets (level 2 inputs) and are included in Prepaid and other current assets on the Consolidated Balance Sheets.

Items Measured at Fair Value on a Recurring Basis

At June 30, 2019, trading securities, measured at fair value based on quoted prices in active markets for similar assets (level 2 inputs), with a fair value of $2,811 ($2,233 cost basis), were included in Prepaid and other current assets on the Consolidated Balance Sheets. Realized and unrealized gains and losses on trading securities are included in Other income in the Consolidated Statements of Operations and Comprehensive Income (Loss).

In the normal course of business, Griffon’s operations are exposed to the effects of changes in foreign currency exchange rates. To manage these risks, Griffon may enter into various derivative contracts such as foreign currency exchange contracts, including forwards and options. As of June 30, 2019, Griffon entered into several such contracts in order to lock into a foreign currency rate for planned settlements of trade and inter-company liabilities payable in US dollars.

At June 30, 2019, Griffon had $6,500 of Australian dollar contracts at a weighted average rate of $1.43 which qualified for hedge accounting (level 2 inputs). These hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in Accumulated other comprehensive income (loss) ("AOCI") and Prepaid and other current assets, or Accrued liabilities, until settlement. Upon settlement, gains and losses are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Cost of goods and services ("COGS"). AOCI included deferred gains of $257 ($180, net of tax) at June 30, 2019 and a gain of $663 and $1,597 was recorded in COGS during the three and nine months ended June 30, 2019, respectively, for all settled contracts. All contracts expire in 30 to 60 days.

At June 30, 2019, Griffon had $5,415 of Canadian dollar contracts at a weighted average rate of $1.31. The contracts, which protect Canadian operations from currency fluctuations for US dollar based purchases, do not qualify for hedge accounting. For the three and nine months ended June 30, 2019, fair value gains of $ $67 and $85 were recorded to Other liabilities and to Other income for the outstanding contracts, based on similar contract values (level 2 inputs). Realized gains of $49 and $108 were recorded in Other income during the three and nine months ended June 30, 2019, respectively, for all settled contracts. All contracts expire in 30 to 450 days.

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

This accounting standard did not materially impact the Company’s revenue recognition practices in our Home and Building Products (“HBP”) Segment, however, it impacted revenue recognition practices in our Defense Electronics Segment. The impact of adopting this accounting standard was not material to the Company’s consolidated financial statements as of and for the three and nine months ended June 30, 2019. Under the modified retrospective method, the Company recognized the cumulative effect of initially applying this accounting standard as an adjustment to the opening balance in retained earnings of approximately $5,673 as of October 1, 2018, primarily relating to certain contracts in the Defense Electronics Segment containing provisions for radar and communication products that have an alternative use and / or no right to payment. For these contracts, the Company now recognizes revenue at a point in time, rather than over time as this measure more accurately depicts the transfer of control to the customer relative to the goods or services promised under the contract.

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

The impact to the Company's Consolidated Statement of Operations for the three and nine months ended June 30, 2019 and to the Company's Balance Sheet as of June 30, 2019 was as follows:

	For the Three Months Ended June 30, 2019
Income Statement	As Reported	Balances Without Adoption of ASC 606	Effect of Adoption Higher/(Lower)
Net sales	$574,970	$578,276	$(3,306)
Cost of goods and services	420,487	423,529	(3,042)
Income (loss) before taxes from continuing operations	20,386	20,649	(263)
Provision (benefit) from income taxes	6,258	6,316	(58)
Income from continuing operations	14,128	14,334	(206)

	For the Nine Months Ended June 30, 2019
Income Statement	As Reported	Balances Without Adoption of ASC 606	Effect of Adoption Higher/(Lower)
Net sales	$1,635,125	$1,632,245	$2,880
Cost of goods and services	1,200,092	1,198,638	1,454
Income before taxes from continuing operations	44,035	42,609	1,426
Provision (benefit) from income taxes	14,664	14,353	311
Income from continuing operations	29,371	28,256	1,115

	As of June 30, 2019
Balance Sheet	As Reported	Balances Without Adoption of ASC 606	Effect of Adoption Higher/(Lower)
CURRENT ASSETS
Contract costs and recognized income not yet billed, net of progress payments	$90,825	$108,926	$(18,101)
Inventories	436,885	416,315	20,570
Total Current Assets	961,353	958,884	2,469
Total Assets	2,111,459	2,108,990	2,469

CURRENT LIABILITIES
Accounts payable	205,570	197,288	8,282
Billings in excess of costs	24,470	16,188	8,282
Total Current Liabilities	367,230	358,948	8,282
OTHER LIABILITIES	94,148	95,403	(1,255)
Total Liabilities	1,623,294	1,616,267	7,027

SHAREHOLDERS' EQUITY
Retained Earnings	555,780	560,338	(4,558)
Total Shareholders' Equity	488,165	492,723	(4,558)
Total Liabilities and Shareholders’ Equity	$2,111,459	$2,108,990	$2,469

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

Over 80% of the Company’s performance obligations are recognized at a point in time that relates to the manufacture and sale of a broad range of products and components within the HBP Segment, and revenue is recognized when title, and risk and rewards of ownership, have transferred to the customer. Less than 20% of the Company’s performance obligations are recognized over time or under the percentage-of-completion method these relate to prime or subcontractors from contract awards with the U.S. Government, as well as foreign governments and other commercial customers within our Defense Electronics Segment. Sales recognized over time are generally accounted for using an input measure to determine progress completed at the end of the period. We believe that cumulative costs incurred to date as a percentage of estimated total contract costs at completion is an appropriate measure of progress towards satisfaction of performance obligations, as it most accurately depicts the progress of our work and transfer of control to our customers.

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
Using the cost-to-cost method, revenue is recorded at amounts equal to the ratio of actual cumulative costs incurred divided by total estimated costs at completion, multiplied by the total estimated contract revenue, less the cumulative revenue recognized in prior periods. The profit recorded on a contract using this method is equal to the current estimated total profit margin multiplied by the cumulative revenue recognized, less the amount of cumulative profit previously recorded for the contract in prior periods. As this method relies on the substantial use of estimates, these projections may be revised throughout the life of a contract. Components of this formula and ratio that may be estimated include gross profit margin and total costs at completion. The cost performance and estimates to complete long-term contracts are reviewed, at a minimum, on a quarterly basis, as well as when information becomes available that would necessitate a review of the current estimate. Adjustments to estimates for a contract's estimated costs at completion and estimated profit or loss are often required as experience is gained, more information is obtained (even though the scope of work required under the contract may or may not change) and contract modifications occur. The impact of such adjustments to estimates is made on a cumulative basis in the period when such information has become known. For the three and nine months ended June 30, 2019, income from operations included net favorable/(unfavorable) catch-up adjustments approximating $(700) and $(6,000), respectively. For the three and nine months ended June 30, 2018, income from operations included net favorable/(unfavorable) catch up adjustments approximating $400 and $(900), respectively. Gross profit is impacted by a variety of factors, including the mix of products, systems and services, production efficiencies, price competition and general economic conditions.
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
For contracts in which anticipated total costs exceed the total expected revenue, an estimated loss is recognized in the period when identifiable. A provision for the entire amount of the estimated loss is recorded on a cumulative basis. The estimated remaining costs to complete loss contracts as of June 30, 2019 and September 30, 2018 were approximately $8,600 and $12,200, respectively, and is recorded as a reduction to gross margin on the Consolidated Statements of Operations and Comprehensive Income (Loss). This loss had an immaterial impact on Griffon's Consolidated Financial Statements.
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
Transaction Price Allocated to the Remaining Performance Obligations

On June 30, 2019, we had $384,422 of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 76% of our remaining performance obligations as revenue within one year, with the balance to be completed thereafter.
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
Contract Balances

Contract assets were $90,825 as of June 30, 2019 compared to $121,803 as of September 30, 2018. The $30,978 decrease in our contract assets balance was primarily due to the implementation of ASC 606. Excluding the impact of ASC 606, the decrease was primarily due to the timing of billings and work performed on various radar and surveillance programs. Contract assets primarily relate to the Company's right to consideration for work completed but not billed at the reporting date and are recorded in Contract costs and recognized income not yet billed, net of progress payments in the Consolidated Balance Sheets. Contract assets are transferred to receivables when the right to consideration becomes unconditional. Contract costs and recognized income not yet billed consists of amounts accounted for under the percentage of completion method of accounting, recoverable costs and accrued profit that cannot yet be invoiced under the terms of certain long-term contracts. Amounts will be invoiced when applicable contract terms, such as the achievement of specified milestones or product delivery, are met. At June 30, 2019 and September 30, 2018, approximately $23,400 and $29,500, respectively, of contract costs and recognized income not yet billed were expected to be collected after one year. As of June 30, 2019 and September 30, 2018, Contract costs and recognized income not yet billed included $200 and $400, respectively, of reserves for contract risk.

Contract liabilities were $24,470 as of June 30, 2019 compared to $17,559 as of September 30, 2018. The $6,911 increase in the contract liabilities balance was primarily due to the implementation of ASC 606. Contract liabilities relate to advance consideration received from customers for which revenue has not been recognized. The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as current on the Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. Current contract liabilities are recorded in Accounts payable on the Consolidated Balance Sheets. Contract liabilities are reduced when the associated revenue from the contract is recognized.

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

The calculation of the purchase price allocation is as follows:

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

The Company did not incur any acquisition costs during the three and nine months ended June 30, 2019. During the three months ended June 30, 2018, selling, general and administrative expenses ("SG&A") included acquisition costs of $3,598. During the nine months ended June 30, 2018, SG&A and Cost of goods and services included acquisition costs of $6,097 and $1,500, respectively.

NOTE 5 – INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out or average) or market.

The following table details the components of inventory:

	At June 30, 2019	At September 30, 2018
Raw materials and supplies	$107,697	$97,645
Work in process	101,633	83,578
Finished goods	227,555	217,136
Total	$436,885	$398,359

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

The following table details the components of property, plant and equipment, net:

	At June 30, 2019	At September 30, 2018
Land, building and building improvements	$132,408	$130,296
Machinery and equipment	566,219	544,875
Leasehold improvements	51,675	50,111
	750,302	725,282
Accumulated depreciation and amortization	(418,957)	(382,790)
Total	$331,345	$342,492

Depreciation and amortization expense for property, plant and equipment was $13,089 and $11,738 for the quarters ended June 30, 2019 and 2018, respectively, and $38,736 and $33,970 for the nine months ended June 30, 2019 and 2018, respectively. Depreciation included in SG&A expenses was $4,821 and $4,171 for the quarters ended June 30, 2019 and 2018, respectively, and $14,263 and $11,747 for the nine months ended June 30, 2019 and 2018, respectively. Remaining components of depreciation, attributable to manufacturing operations, are included in Cost of goods and services.

No event or indicator of impairment occurred during the nine months ended June 30, 2019 which would require additional impairment testing of property, plant and equipment.

NOTE 7 – GOODWILL AND OTHER INTANGIBLES

The following table provides changes in the carrying value of goodwill by segment during the nine months ended June 30, 2019:

	At September 30, 2018	Goodwill from acquisitions	Other adjustments including currency translations	At June 30, 2019
Home & Building Products	$420,850	$300	$(1,278)	$419,872
Telephonics	18,545	—	—	18,545
Total	$439,395	$300	$(1,278)	$438,417

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets:

	At June 30, 2019			At September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships & other	$184,609	$55,987	23	$186,031	$49,822
Technology and patents	19,303	7,121	13	19,004	6,238
Total amortizable intangible assets	203,912	63,108		205,035	56,060
Trademarks	220,445	—		221,883	—
Total intangible assets	$424,357	$63,108		$426,918	$56,060

Amortization expense for intangible assets was $2,506 and $2,309 for the quarters ended June 30, 2019 and 2018, respectively, and $7,436 and $6,348 for the nine months ended June 30, 2019 and 2018. Amortization expense for the remainder of 2019 and the next five fiscal years and thereafter, based on current intangible balances and classifications, is estimated as follows: 2019 - $2,200; 2020 - $8,825; 2021 - $8,825; 2022 - $8,825; 2023 - $8,746; 2024 - $8,700; thereafter $94,683.

No event or indicator of impairment occurred during the nine months ended June 30, 2019 which would require impairment testing of long-lived intangible assets including goodwill.

NOTE 8 – INCOME TAXES

During the quarter ended June 30, 2019, the Company recognized a tax provision of $6,258 on income before taxes from continuing operations of $20,386, compared to a tax provision of $1,560 on income before taxes from continuing operations of $9,002 in the comparable prior year quarter. The current year quarter included net discrete tax benefits of $669. The prior year quarter results included acquisition costs of $3,598 ($2,320, net of tax), special dividend ESOP charges of $3,220 ($2,125, net of tax), secondary equity offering costs of $1,205 ($795, net of tax) and discrete and certain other tax benefits, net of $1,430, that affect comparability. Excluding these items, the effective tax rates for the quarters ended June 30, 2019 and 2018 were 34.0% and 33.9%, respectively.
During the nine months ended June 30, 2019, the Company recognized a tax provision of $14,664 on Income before taxes from continuing operations of $44,035, compared to a tax benefit of $22,107 on Income before taxes from continuing operations of $10,117 in the comparable prior year period. The nine month period ended June 30, 2019 included net discrete tax benefits of $299. The nine month period ended June 30, 2018 included net tax benefits of $24,080 primarily related to the December 22, 2017 Tax Cuts and Jobs Act ("TCJA") associated with the revaluation of deferred tax liabilities, $7,597 ($5,046 net of tax) of acquisition costs, special dividend ESOP charges of $3,220 ($2,125, net of tax), secondary equity offering costs of $1,205 ($795, net of tax) and $2,614 ($248 net of tax) of charges related to cost of life insurance benefits. Excluding these items, the effective tax rates for the nine months ended June 30, 2019 and 2018 were 34.0% and 33.9%, respectively.
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

NOTE 9 – LONG-TERM DEBT

		At June 30, 2019					At September 30, 2018
		Outstanding Balance	Original Issuer Premium	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate	Outstanding Balance	Original Issuer Premium	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate
Senior notes due 2022	(a)	$1,000,000	$955	$(10,116)	$990,839	5.25%	$1,000,000	$1,220	$(12,968)	$988,252	5.25%
Revolver due 2021	(b)	122,806	—	(1,463)	121,343	Variable	25,000	—	(1,413)	23,587	Variable
ESOP Loans	(d)	—	—	—	—	Variable	34,694	—	(186)	34,508	Variable
Capital lease - real estate	(e)	5,185	—	(61)	5,124	5.00%	7,503	—	(80)	7,423	5.00%
Non US lines of credit	(f)	8,443	—	(5)	8,438	Variable	7,951	—	(16)	7,935	Variable
Non US term loans	(f)	39,617	—	(213)	39,404	Variable	53,533	—	(148)	53,385	Variable
Other long term debt	(g)	5,375	—	(18)	5,357	Variable	6,011	—	(19)	5,992	Variable
Totals		1,181,426	955	(11,876)	1,170,505		1,134,692	1,220	(14,830)	1,121,082
less: Current portion		(10,884)	—	—	(10,884)		(13,011)	—	—	(13,011)
Long-term debt		$1,170,542	$955	$(11,876)	$1,159,621		$1,121,681	$1,220	$(14,830)	$1,108,071

		Three Months Ended June 30, 2019					Three Months Ended June 30, 2018
		Effective Interest Rate (1)	Cash Interest	Amort. Debt Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate (1)	Cash Interest	Amort. Debt Premium	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2022	(a)	5.7%	$13,125	$68	$950	$14,143	5.7%	$13,125	$67	$957	$14,149
Revolver due 2021	(b)	Variable	2,282	—	220	2,502	Variable	1,239	—	141	1,380
Real estate mortgages	(c)	n/a	—	—	—	—	n/a	—	—	—	—
ESOP Loans	(d)	n/a	—	—	—	—	5.5%	472	—	31	503
Capital lease - real estate	(e)	5.6%	78	—	7	85	5.6%	42	—	6	48
Non US lines of credit	(f)	Variable	4	—	3	7	Variable	22	—	4	26
Non US term loans	(f)	Variable	376	—	44	420	Variable	338	—	18	356
Other long term debt	(g)	Variable	149	—	—	149	Variable	33	—	1	34
Capitalized interest			(18)	—	—	(18)		(168)	—	—	(168)
Totals			$15,996	$68	$1,224	$17,288		$15,103	$67	$1,158	$16,328

(1) n/a = not applicable

		Nine Months Ended June 30, 2019					Nine Months Ended June 30, 2018
		Effective Interest Rate (1)	Cash Interest	Amort. Debt Discount	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense	Effective Interest Rate	Cash Interest	Amort. Debt Premium	Amort. Debt Issuance Costs & Other Fees	Total Interest Expense
Senior notes due 2022	(a)	5.7%	39,375	202	2,852	42,429	5.7%	39,375	202	2,839	42,416
Revolver due 2021	(b)	Variable	4,846	—	761	5,607	Variable	3,517	—	422	3,939
Real estate mortgages	(c)	n/a	—	—	—	—	n/a	351	—	320	671
ESOP Loans	(d)	6.6%	937	—	186	1,123	4.7%	1,327	—	93	1,420
Capital lease - real estate	(e)	5.5%	294	—	19	313	5.5%	533	—	19	552
Non US lines of credit	(f)	Variable	15	—	11	26	Variable	33	—	11	44
Non US term loans	(f)	Variable	1,273	—	97	1,370	Variable	1,002	—	69	1,071
Other long term debt	(g)	Variable	478	—	6	484	Variable	262	—	4	266
Capitalized interest			(18)	—	—	(18)		(406)	—	—	(406)
Totals			$47,200	$202	$3,932	$51,334		$45,994	$202	$3,777	$49,973

(a)
On October 2, 2017, in an unregistered offering through a private placement under Rule 144A, Griffon completed the add-on offering of $275,000 principal amount of its 5.25% senior notes due 2022, at 101.00% of par, to Griffon's previously issued $125,000 principal amount of its 5.25% senior notes due 2022, at 98.76% of par, completed on May 18, 2016 and $600,000 5.25% senior notes due 2022, at par, completed on February 27, 2014 (collectively the “Senior Notes”). As of June 30, 2019, outstanding Senior Notes due totaled $1,000,000; interest is payable semi-annually on March 1 and September 1. The net proceeds of the $275,000 add-on offering were used to acquire ClosetMaid with the remaining proceeds used to pay down outstanding loan borrowings under Griffon's Revolving Credit Facility (the "Credit Agreement"). The net proceeds of the previously issued $125,000 add-on offering were used to pay down outstanding revolving loan borrowings under the Credit Agreement.

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On February 5, 2018, July 20, 2016 and June 18, 2014, Griffon exchanged all of the $275,000, $125,000 and $600,000 Senior Notes, respectively, for substantially identical Senior Notes registered under the Securities Act via an exchange offer. The fair value of the Senior Notes approximated $998,800 on June 30, 2019 based upon quoted market prices (level 1 inputs). In connection with the issuance and exchange of the $275,000 senior notes, Griffon capitalized $8,472 of underwriting fees and other expenses; this is in addition to the $13,329 capitalized under previously issued $725,000 Senior Notes. All capitalized fees for the Senior Notes will amortize over the term of the notes and, at June 30, 2019, $10,116 remained to be amortized.

(b)
On March 22, 2016, Griffon amended the Credit Agreement to increase the commitments under the credit facility from $250,000 to $350,000, extend its maturity date from March 13, 2020 to March 22, 2021 and modify certain other provisions of the facility. On October 2, 2017 and on May 31, 2018, Griffon amended the Credit Agreement in connection with the ClosetMaid and CornellCookson acquisitions, respectively to, among other things, modify the net leverage covenant. On February 22, 2019, Griffon further amended the Revolving Credit Facility to, among other things, reflect changes in the lending group and certain corresponding changes in various administrative roles under the Revolving Credit Facility, make conforming administrative and technical changes and reflect changes in law. The facility includes a letter of credit sub-facility with a limit of $50,000 and a multi-currency sub-facility of $100,000. The Credit Agreement provides for same day borrowings of base rate loans. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility or the occurrence of an event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, in each case without a floor, plus an applicable margin, which adjusts based on financial performance. Current margins are 1.75% for base rate loans and 2.75% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries. At June 30, 2019, under the Credit Agreement, there were $122,806 of outstanding borrowings; outstanding standby letters of credit were $20,628; and $206,566 was available, subject to certain loan covenants, for borrowing at that date.

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

(d)
In August 2016, Griffon’s ESOP entered into an agreement that refinanced the existing ESOP loan into a new Term Loan in the amount of $35,092 (the "Agreement"). The Agreement also provided for a Line Note with $10,908 available to purchase shares of Griffon common stock in the open market. During 2017, Griffon's ESOP purchased 621,875 shares of common stock for a total of $10,908 or $17.54 per share, under a borrowing line that had then been fully utilized. On June 30, 2017, the Term Loan and Line Note were combined into a single Term Loan. The Term Loan interest rate was LIBOR plus 2.91%. The Term Loan required quarterly principal payments of $569 and a balloon payment due at maturity. As a result of the special cash dividend of $1.00 per share, paid on April 16, 2018, the outstanding balance of the Term Loan was reduced by $5,705. The Term Loan was secured by shares purchased with the proceeds of the loan and with a lien on a specific amount of Griffon assets (which ranked pari passu with the lien granted on such assets under the Credit Agreement) and was guaranteed by Griffon. On March 13, 2019, the ESOP Term Loan was refinanced with an internal loan from Griffon which was funded with cash and a draw on its $350,000 credit facility. The internal loan interest rate is fixed at 2.91%, matures in June 2033 and requires quarterly payments of principal, currently $569, and interest. The internal loan is secured by shares purchased with the proceeds of the loan. The amount outstanding on the internal loan at June 30, 2019 was $32,987.

(e)
Two Griffon subsidiaries have capital leases outstanding for real estate located in Troy, Ohio and Ocala, Florida. The leases mature in 2021 and 2022, respectively, and bear interest at fixed rates of approximately 5.0% and 8.0%, respectively. The Troy, Ohio lease is secured by a mortgage on the real estate and is guaranteed by Griffon. The Ocala, Florida lease contains two five-year renewal options. At June 30, 2019, $5,124 was outstanding, net of issuance costs.

(f)
In November 2012, Garant G.P. (“Garant”) entered into a CAD $15,000 ($11,435 as of June 30, 2019) revolving credit facility.  The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (3.7% LIBOR USD and 3.14% Bankers Acceptance Rate CDN as of June 30, 2019). The revolving facility matures in October 2019. Garant is required to maintain a certain minimum equity.  At June 30, 2019, there were no borrowings under the revolving credit facility with CAD 15,000 ($11,435 as of June 30, 2019) available for borrowing.

In July 2016, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries ("Griffon Australia") entered into an AUD 30,000 term loan and an AUD 10,000 revolver. The term loan refinanced two existing term loans and the revolver replaced two existing lines. In December 2016, the amount available under the revolver was increased from AUD 10,000 to AUD 20,000 and, in March 2017 and September 2017, the term loan commitment was increased by AUD 5,000 and AUD 15,000, respectively. In March 2019, the term loan commitment was reduced by AUD 10,000 with proceeds from a receivable purchase agreement in the amount of AUD 10,000. The term loan requires quarterly principal payments of AUD 1,250 plus interest with a balloon payment of AUD 13,375 due upon maturity in March 2022, and accrues interest at Bank Bill Swap Bid Rate “BBSY” plus 1.90% per annum (3.15% at June 30, 2019). As of June 30, 2019, the term loan had an outstanding balance of AUD 27,125 ($18,982 as of June 30, 2019). The revolving facility and receivable purchase facility mature in March 2020, but are renewable upon mutual agreement with the lender. The revolving facility and receivable purchase facility accrue interest at BBSY plus 1.8% and 1.0%, respectively, per annum (3.07% and 2.27%, respectively, at June 30, 2019). At June 30, 2019, there were no borrowings under the revolver and the receivable purchase facilities had an outstanding balance of AUD 10,000 ($6,997 as of June 30, 2019). The revolver, receivable purchase facility and the term loan are all secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon Australia is required to maintain a certain minimum equity level and is subject to a maximum leverage ratio and a minimum fixed charges cover ratio.

In July 2018, the AMES Companies UK Ltd and its subsidiaries ("AMES UK") entered into a GBP 14,000 term loan, GBP 4,000 mortgage loan and GBP 5,000 revolver. The term loan and mortgage loan require quarterly principal payments of GBP 350 and GBP 83 plus interest, respectively, and have balloon payments due upon maturity, July 2023, of GBP 7,000 and GBP 2,333, respectively. The Term Loan and Mortgage Loans accrue interest at the GBP LIBOR Rate plus 2.25% and 1.8%, respectively (2.97% and 2.52% at June 30, 2019, respectively). The revolving facility matures in June 2020, but is renewable upon mutual agreement with the lender, and accrues interest at the Bank of England Base Rate plus 1.5% (2.25% as of June 30, 2019). As of June 30, 2019, the revolver had an outstanding balance of GBP 1,140 ($1,446 as June 30, 2019) while the term and mortgage loan balances amounted to GBP 16,266 ($20,635 as of June 30, 2019). The revolver and the term loan are both secured by substantially all of the assets of AMES UK and its subsidiaries. AMES UK is subject to a maximum leverage ratio and a minimum fixed charges cover ratio. An invoice discounting arrangement was canceled and replaced by the above loan facilities.

(g)	Other long-term debt consists primarily of a loan with the Pennsylvania Industrial Development Authority, with the balance consisting of capital leases.
At June 30, 2019, Griffon and its subsidiaries were in compliance with the terms and covenants of all credit and loan agreements.

NOTE 10 — SHAREHOLDERS’ EQUITY

During 2019, the Company paid a quarterly cash dividend of $0.0725 per share in each quarter, totaling $0.2175 per share for the nine months ended June 30, 2019. During 2018, the Company paid a quarterly cash dividend of $0.07 per share, totaling $0.28 per share for the year. In addition, on March 7, 2018, the Board of Directors declared a special cash dividend of $1.00 per share, totaling $38,073, paid on April 16, 2018 to shareholders of record as of the close of business on March 29, 2018. Dividends paid on shares in the ESOP were used to offset ESOP loan payments and recorded as a reduction of debt service payments and compensation expense. A dividend payable was established for the holders of restricted shares; such dividends will be released upon vesting of the underlying restricted shares. In March 2019, the ESOP Term Loan was refinanced with a loan from Griffon which was funded with cash and a draw on its $350,000 credit facility; dividends paid on allocated shares in the ESOP are allocated to participant accounts in the form of additional shares.

On August 1, 2019, the Board of Directors declared a quarterly cash dividend of $0.0725 per share, payable on September 19, 2019 to shareholders of record as of the close of business on August 22, 2019.

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

On January 29, 2016, shareholders approved the Griffon Corporation 2016 Equity Incentive Plan ("Incentive Plan") under which awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, restricted stock units, deferred shares and other stock-based awards may be granted. On January 31, 2018, shareholders approved Amendment No. 1 to the Incentive Plan pursuant to which, among other things, 1,000,000 shares were added to the Incentive Plan. Options granted under the Incentive Plan may be either “incentive stock options” or nonqualified stock options, generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The maximum number of shares of common stock available for award under the Incentive Plan is 3,350,000 (600,000 of which may be issued as incentive stock options), plus (i) any shares reserved for issuance under the 2011 Equity Incentive Plan as of the effective date of the Incentive Plan, and (ii) any shares underlying awards outstanding on such effective date under the 2011 Incentive Plan that are canceled or forfeited. As of June 30, 2019, there were 276,442 shares available for grant.

All grants outstanding under former equity plans will continue under their terms; no additional awards will be granted under such plans.

During the first quarter of 2019, Griffon granted 1,194,538 shares of restricted stock and restricted stock units. This included 666,538 shares of restricted stock and restricted stock units, subject to certain performance conditions, with vesting periods of three years, with a total fair value of $8,105, or a weighted average fair value of $12.16 per share. This also included 528,000 shares of restricted stock granted to two senior executives with a vesting period of four years and a two year post-vesting holding period, subject to the achievement of certain absolute and relative performance conditions relating to the price of Griffon's common stock. So long as the minimum performance condition is attained, the amount of shares that can vest will range from 384,000 to 528,000. The total fair value of these restricted shares is approximately $3,576, or a weighted average fair value of $6.77. During the second quarter, Griffon granted 62,227 restricted shares to the non-employee directors of Griffon with a vesting period of three years and a fair value of $990, or a weighted average fair value of $15.91 per share. During the third quarter, no grants were issued.

For the quarters ended June 30, 2019 and 2018, stock based compensation expense totaled $3,332 and $2,452, respectively. For the nine months ended June 30, 2019 and 2018, stock based compensation expense totaled $9,687 and $7,372, respectively.

On each of August 3, 2016 and August 1, 2018, Griffon’s Board of Directors authorized the repurchase of $50,000 of Griffon’s outstanding common stock. Under this share repurchase program, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During the quarter ended June 30, 2019, Griffon did not purchase any shares of common stock under these repurchase programs. During the nine months ended June 30, 2019, Griffon purchased 37,500 shares of common stock under these repurchase programs, for a total of $372 or $9.92 per share. As of June 30, 2019, an aggregate of $57,955 remains under Griffon's Board authorized repurchase programs.

During the quarter ended June 30, 2019, there were no shares withheld to settle employee taxes due upon the vesting of restricted stock. During the nine months ended June 30, 2019, 85,847 shares, with a market value of $1,059, or $12.34 per share were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock. Furthermore, during the nine months ended June 30, 2019, an additional 3,861 shares, with a market value of $47, or $12.16 per share, were withheld from common stock issued upon the vesting of restricted stock units to settle employee taxes due upon vesting.

NOTE 11 – EARNINGS PER SHARE (EPS)

Basic EPS (and diluted EPS in periods when a loss exists) was calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS was calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding.

The following table is a reconciliation of the share amounts (in thousands) used in computing earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Weighted average shares outstanding - basic	40,967	40,295	40,888	41,232
Incremental shares from stock based compensation	2,197	1,447	1,761	1,388
Weighted average shares outstanding - diluted	43,164	41,742	42,649	42,620

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

Information on Griffon’s reportable segments from continuing operations is as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
REVENUE	2019	2018	2019	2018
Home & Building Products:
AMES	$273,710	$262,398	$777,916	$737,336
CBP	221,521	177,723	631,615	470,071
Home & Building Products	495,231	440,121	1,409,531	1,207,407
Defense Electronics	79,739	76,429	225,594	225,006
Total consolidated net sales	$574,970	$516,550	$1,635,125	$1,432,413

Disaggregation of Revenue
Revenue from contracts with customers is disaggregated by end markets, segments and geographic location, as it more accurately depicts the nature and amount of the Company’s revenue.
The following table presents revenue disaggregated by end market and segment:

	For the Three Months Ended June 30, 2019	For the Nine Months Ended June 30, 2019
Residential repair and remodel	$148,148	$417,384
Retail	148,596	424,537
Commercial construction	83,382	243,939
Residential new construction	40,754	114,470
Industrial	12,880	34,054
International excluding North America	61,471	175,147
Total Home and Building Products segment	495,231	1,409,531
U.S. Government	46,579	138,515
International	30,120	75,348
Commercial	3,040	11,731
Total Defense Electronics segment	79,739	225,594
Total Consolidated Revenue	$574,970	$1,635,125
The following table presents revenue disaggregated by geography based on the location of the Company's customer:

	For the Three Months Ended June 30, 2019
Revenue by Geographic Area - Destination	Home & Building Products	Defense Electronics	Total
United States	$400,437	$49,379	$449,816
Europe	25,695	8,387	34,082
Canada	26,113	2,855	28,968
Australia	35,992	838	36,830
All other countries	6,994	18,280	25,274
Consolidated revenue	$495,231	$79,739	$574,970

	For the Nine Months Ended June 30, 2019
Revenue by Geographic Area - Destination	Home & Building Products	Defense Electronics	Total
United States	$1,133,570	$148,853	$1,282,423
Europe	53,949	27,188	81,137
Canada	82,288	8,542	90,830
Australia	122,230	2,426	124,656
All other countries	17,494	38,585	56,079
Consolidated revenue	$1,409,531	$225,594	$1,635,125

The following table reconciles segment operating profit to Income (loss) before taxes from continuing operations:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
INCOME BEFORE TAXES FROM CONTINUING OPERATIONS	2019	2018	2019	2018
Segment operating profit:
Home & Building Products	$45,037	$38,753	$120,603	$94,982
Defense Electronics	4,611	6,084	9,075	8,866
Segment operating profit from continuing operations	49,648	44,837	129,678	103,848
Net interest expense	(17,087)	(15,796)	(50,723)	(48,482)
Unallocated amounts	(12,175)	(12,016)	(34,920)	(32,993)
Acquisition costs	—	(3,598)	—	(5,217)
Special dividend ESOP charges	—	(3,220)	—	(3,220)
Secondary equity offering costs	—	(1,205)	—	(1,205)
Cost of life insurance benefit	—	—	—	(2,614)
Income before taxes from continuing operations	$20,386	$9,002	$44,035	$10,117

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

The following table provides a reconciliation of Segment adjusted EBITDA to Income (loss) before taxes from continuing operations:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2019	2018	2019	2018
Segment adjusted EBITDA:
Home & Building Products	$57,821	$50,004	$158,434	$129,250
Defense Electronics	7,280	8,760	17,001	16,956
Total Segment adjusted EBITDA	65,101	58,764	175,435	146,206
Net interest expense	(17,087)	(15,796)	(50,723)	(48,482)
Segment depreciation and amortization	(15,453)	(13,927)	(45,757)	(39,978)
Unallocated amounts	(12,175)	(12,016)	(34,920)	(32,993)
Acquisition costs	—	(3,598)	—	(7,597)
Special dividend ESOP charges	—	(3,220)	—	(3,220)
Secondary equity offering costs	—	(1,205)	—	(1,205)
Cost of life insurance benefit	—	—	—	(2,614)
Income before taxes from continuing operations	$20,386	$9,002	$44,035	$10,117

Unallocated amounts typically include general corporate expenses not attributable to a reportable segment.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
DEPRECIATION and AMORTIZATION	2019	2018	2019	2018
Segment:
Home & Building Products	$12,784	$11,251	$37,831	$31,888
Defense Electronics	2,669	2,676	7,926	8,090
Total segment depreciation and amortization	15,453	13,927	45,757	39,978
Corporate	142	120	415	340
Total consolidated depreciation and amortization	$15,595	$14,047	$46,172	$40,318

CAPITAL EXPENDITURES
Segment:
Home & Building Products	$8,275	$9,761	$21,750	$24,611
Defense Electronics	2,064	1,632	5,797	6,017
Total segment	10,339	11,393	27,547	30,628
Corporate	37	127	247	2,520
Total consolidated capital expenditures	$10,376	$11,520	$27,794	$33,148

ASSETS	At June 30, 2019	At September 30, 2018
Segment assets:
Home & Building Products	$1,691,211	$1,631,631
Defense Electronics	328,241	346,907
Total segment assets	2,019,452	1,978,538
Corporate	88,789	103,112
Total continuing assets	2,108,241	2,081,650
Assets of discontinued operations	3,218	3,240
Consolidated total	$2,111,459	$2,084,890

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

The Company’s non-service cost components of net periodic benefit plan cost was a benefit of $787 and $958 during the three months ended June 30, 2019 and 2018, respectively and $2,361 and $2,722 during the nine months ended June 30, 2019 and 2018, respectively. The impact of this adoption resulted in a reclassification to the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended June 30, 2018, in which previously reported Cost of goods and services and Selling, general and administrative expenses were increased by $958 and $2,722, respectively, with a corresponding offset to Other income (expense).

The remaining provisions of the standard did not have a material impact on our financial position, results of operations or liquidity.

Defined benefit pension expense (income) was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Interest cost	$1,570	$1,408	$4,711	$4,222
Expected return on plan assets	(2,583)	(2,714)	(7,749)	(7,992)
Amortization:
Prior service cost	4	3	11	11
Recognized actuarial loss	222	345	666	1,037
Net periodic expense (income)	$(787)	$(958)	$(2,361)	$(2,722)

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
The adoption of ASC 606 did not have a material impact on the Company’s Consolidated Condensed Financial Statements as of and for the three and nine month periods ended June 30, 2019. See Note 3 - Revenue for additional disclosures required by ASC 606.

Issued but not yet effective accounting pronouncements

In April 2019, the FASB issued guidance relating to accounting for credit losses on  financial instruments, including trade receivables, and derivatives and hedging. This guidance is effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted, and will be effective for the Company beginning in 2020. We are currently evaluating the effects that the adoption of this guidance will have on our consolidated financial statements and the related disclosures.

In February 2018, the FASB issued guidance that allows companies to reclassify stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act (the Tax Act), from accumulated other comprehensive income to retained earnings. This guidance is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted, and will be effective for the Company beginning in 2020. We are currently evaluating the effects that the adoption of this guidance will have on our consolidated financial statements and the related disclosures.
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

In February 2016, the FASB issued guidance on lease accounting requiring lessees to recognize a right-of-use asset and a lease liability for long-term leases. The liability will be equal to the present value of lease payments. This guidance must be applied using a modified retrospective transition approach to all annual and interim periods presented and is effective for the Company beginning in 2020. We are currently evaluating the impact of the guidance on the Company's financial condition, results of operations and related disclosures, including the increase in the assets and liabilities on our balance sheet, the impact on our current lease portfolio and method of transition. To facilitate this, we are progressing on our comprehensive review of our lease portfolio and enhancing our controls. We identified our significant leases by geography and by asset type that will be impacted by the new guidance, and we are in the process of implementing a new software platform, and corresponding controls, for administering our leases and facilitating compliance with the new guidance. The Company expects that the significant portion of its lease liabilities and right of use assets will relate to real estate, with additional lease and corresponding right of use assets that relate to vehicles and machinery.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements, and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 15 – DISCONTINUED OPERATIONS

During the quarter ended March 31, 2019, Griffon recorded an $11,000 charge ($7,646, net of tax) to discontinued operations. The charge consisted primarily of a purchase price adjustment to resolve a claim related to the $475,000 PPC divestiture and included an additional reserve for a legacy environmental matter. During the quarter ended June 30, 2019, $9,500 of this charge was paid.

The following amounts summarize the total assets and liabilities of PPC and Installation Services and other discontinued activities which have been segregated from Griffon’s continuing operations, and are reported as assets and liabilities of discontinued operations not held for sale in the Condensed Consolidated Balance Sheets:

	At June 30, 2019	At September 30, 2018
Assets of discontinued operations:
Prepaid and other current assets	$323	$324
Other long-term assets	2,895	2,916
Total assets of discontinued operations	$3,218	$3,240

Liabilities of discontinued operations:
Accrued liabilities, current	$2,653	$7,210
Other long-term liabilities	2,295	2,647
Total liabilities of discontinued operations	$4,948	$9,857

At June 30, 2019, Griffon's assets and liabilities for PPC and Installations Services and other discontinued operations primarily related to the above matter, insurance claims, income tax and product liability, warranty and environmental reserves totaling liabilities of approximately of $4,948.

PPC

On November 16, 2017, Griffon announced it entered into a definitive agreement to sell PPC and on February 6, 2018, completed the sale to Berry for $465,000, net of certain post-closing adjustments. As a result, Griffon classified the results of operations of the PPC business as discontinued operations in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operations in the consolidated balance sheets. All results and information presented exclude PPC unless otherwise noted. PPC is a global leader in the development and production of embossed, laminated and printed specialty plastic films for hygienic, health-care and industrial products and sells to some of the world's largest consumer products companies. In connection with the sale of PPC, the Company recorded a gain of $117,625 ($86,357, net of tax) during the nine months ended June 30, 2018. The tax computed on the PPC gain is preliminary and is subject to finalization.

Summarized results of the Company’s discontinued operations are as follows:

	For the Three Months Ended June 30, 2018	For the Nine Months Ended June 30, 2018
Revenue	$—	$166,262
Cost of goods and services	—	132,100
Gross profit	—	34,162
Selling, general and administrative expenses	200	26,303
Income (loss) from discontinued operations	(200)	7,859
Other income (expense)
Gain on sale of business	—	117,625
Interest expense, net	—	(155)
Other, net	—	(687)
Total other income (expense)	—	116,783
Income from operations of discontinued operations	$(200)	$124,642

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

Installation Services operating results have been reported as discontinued operations in the Consolidated Statements of Operations and Comprehensive Income (Loss) for all periods presented; Installation Services is excluded from segment reporting. There was no Installation Services revenue or income for the nine months ended June 30, 2019 and 2018.

In 2017, Griffon recorded $5,700 of reserves in discontinued operations related to historical environmental remediation efforts and to increase the reserve for homeowner association claims (HOA) related to the Clopay Services Corporation discontinued operations in 2008.

NOTE 16 – OTHER INCOME (EXPENSE)

For the quarters ended June 30, 2019 and 2018, Other income (expense) includes $150 and ($17), respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $(14) and $104, respectively, of net investment (loss) income.

For the nine months ended June 30, 2019 and 2018, Other income (expense) includes $535 and $(236), respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $18 and $1,365, respectively, of net investment income.

Additionally, during the quarters ended June 30, 2019 and 2018, Other income (expense) included net periodic benefit plan income of $787 and $958, respectively. During the nine months ended June 30, 2019 and 2018, Other income (expense) included net periodic benefit plan income of $2,361 and $2,722, respectively. Effective October 1, 2018, these benefits amounts are required to be included in other income; in the past these were in Cost of goods and services and Selling, general and administrative expenses, as a result of implementation of the new accounting standard on pensions. All periods have been restated. See Note 13 - Employee Benefit Plans for further information on the implementation of this guidance.

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

Changes in Griffon’s warranty liability, included in Accrued liabilities, were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Balance, beginning of period	$8,011	$6,258	$8,174	$6,236
Warranties issued and changes in estimated pre-existing warranties	3,780	2,777	12,541	5,889
Actual warranty costs incurred	(4,063)	(1,450)	(12,987)	(5,376)
Other warranty liabilities assumed from acquisitions	—	—	—	836
Balance, end of period	$7,728	$7,585	$7,728	$7,585

NOTE 18 – OTHER COMPREHENSIVE INCOME (LOSS)

The amounts recognized in other comprehensive income (loss) were as follows:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(1,092)	$—	$(1,092)	$(9,136)	$—	$(9,136)
Pension and other defined benefit plans	236	(52)	184	376	(129)	247
Cash flow hedges	(199)	72	(127)	118	(34)	84
Total other comprehensive income (loss)	$(1,055)	$20	$(1,035)	$(8,642)	$(163)	$(8,805)

	Nine Months Ended June 30, 2019			Nine Months Ended June 30, 2018
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(3,943)	$—	$(3,943)	$9,289	$—	$9,289
Pension and other defined benefit plans	708	(156)	552	14,996	(4,943)	10,053
Cash flow hedges	(306)	92	(214)	864	(252)	612
Total other comprehensive income (loss)	$(3,541)	$(64)	$(3,605)	$25,149	$(5,195)	$19,954

The components of Accumulated other comprehensive income (loss) are as follows:

	June 30, 2019	September 30, 2018
Foreign currency translation adjustments	$(26,767)	$(22,824)
Pension and other defined benefit plans	(11,207)	(11,759)
Change in Cash flow hedges	257	471
	$(37,717)	$(34,112)

Amounts reclassified from accumulated other comprehensive income (loss) to income were as follows:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
Gain (Loss)	2019	2018	2019	2018
Pension amortization	$(226)	$(529)	$(677)	$(1,587)
Cash flow hedges	663	177	1,597	185
Removal of PPC foreign currency translation	—	—	—	14,866
Total gain (loss)	437	(352)	920	13,464
Tax benefit (expense)	(92)	106	(193)	(3,222)
Total	$345	$(246)	$727	$10,242

NOTE 19 — COMMITMENTS AND CONTINGENCIES

Legal and environmental

Department of Environmental Conservation of New York State (“DEC”), with ISC Properties, Inc. Lightron Corporation (“Lightron”), a wholly-owned subsidiary of Griffon, once conducted operations at a location in Peekskill in the Town of Cortlandt, New York (the “Peekskill Site”) owned by ISC Properties, Inc. (“ISCP”), a wholly-owned subsidiary of Griffon. ISCP sold the Peekskill Site in November 1982.

Subsequently, ISCP was advised by the DEC that random sampling at the Peekskill Site and in a creek near the Peekskill Site indicated concentrations of solvents and other chemicals common to Lightron’s prior plating operations. In 1996, ISCP entered into a consent order with the DEC (the “Consent Order”), pursuant to which ISCP was required to perform a remedial investigation and prepare a feasibility study (the “Feasibility Study”). After completing the initial remedial investigation, ISCP conducted over the next several years, supplemental remedial investigations, including soil vapor investigations, as required by the Consent Order.
In April 2009, the DEC advised ISCP that both the DEC and the New York State Department of Health had reviewed and accepted an August 2007 Remedial Investigation Report and an Additional Data Collection Summary Report dated January 30, 2009. ISCP submitted to the DEC a draft Feasibility Study which was accepted and approved by the DEC in February 2011. ISCP satisfied its obligations under the Consent Order when DEC approved the Remedial Investigation and Feasibility Study for the Peekskill Site. In June, 2011 the DEC issued a Remedial Action Plan for the Peekskill Site that set forth the specific remedies selected and responded to public comments.  The approximate cost of the remedy proposed by DEC in its Remedial Action Plan was approximately $10,000.

Following issuance of the Remedial Action Plan, the DEC implemented a portion of its plan, and also performed additional investigation for the presence of metals in soils and sediments downstream from the Peekskill Site. During this investigation chromium was found to be present in sediments further downstream of the Peekskill site than previously detected.

In August 2018, the DEC sent a letter to the United States Environmental Protection Agency (the “EPA”), in which the DEC requested that the Peekskill Site be nominated by the EPA for inclusion on the National Priorities List (the “NPL”).  Based on DEC’s request and on an analysis by a consultant retained by the EPA, on May 15, 2019 the EPA added the Peekskill Site to the NPL under CERCLA.

It is uncertain what subsequent action the EPA will take. The EPA may, on its own or through the use of consultants, perform further studies of the site and/or subsequently remediate the site, and in such event, would likely seek reimbursement for the costs incurred from potentially responsible parties (“PRPs”). Alternatively, the EPA could enter into negotiations with the PRPs to request that the PRPs perform further studies and/or remediate the site.

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

Union Fork and Hoe, Frankfort, NY site. The former Union Fork and Hoe property in Frankfort, NY was acquired by Ames in 2006 as part of a larger acquisition, and has historic site contamination involving chlorinated solvents, petroleum hydrocarbons and metals. AMES has entered into an Order on Consent with the New York State Department of Environmental Conservation. While the Order is without admission or finding of liability or acknowledgment that there has been a release of hazardous substances at the site, AMES is required to perform a remedial investigation of certain portions of the property and to recommend a remediation option. At the conclusion of the remediation phase to the satisfaction of the DEC, the DEC will issue a Certificate of Completion. AMES has performed significant investigative and remedial activities in the last few years under work plans approved by the DEC, and the DEC has approved the remedial approach proposed by Ames; implementation is expected to begin in summer 2019 and to be completed by early 2020. AMES has a number of defenses to liability in this matter, including its rights under a previous Consent Judgment entered into between the DEC and a predecessor of AMES relating to the site.

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

NOTE 20 — CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the domestic assets of Clopay Building Products Company, Inc., Telephonics Corporation, The AMES Companies, Inc., ATT Southern LLC, Clopay Ames True Temper Holding Corp., ClosetMaid, LLC, CornellCookson, LLC and Cornell Real Estate Holdings, LLC, all of which are indirectly 100% owned by Griffon. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act, presented below are condensed consolidating financial information as of June 30, 2019 and September 30, 2018 and for the three and nine months ended June 30, 2019 and 2018. The financial information may not necessarily be indicative of the results of operations or financial position of the guarantor companies or non-guarantor companies had they operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly-owned subsidiaries accounted for under the equity method.

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

CONDENSED CONSOLIDATING BALANCE SHEETS
At June 30, 2019

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CURRENT ASSETS
Cash and equivalents	$15,350	$20,477	$22,285	$—	$58,112
Accounts receivable, net of allowances	—	267,210	55,100	—	322,310
Contract costs and recognized income not yet billed, net of progress payments	—	89,862	963	—	90,825
Inventories, net	—	371,592	65,560	(267)	436,885
Prepaid and other current assets	19,961	23,583	6,970	2,384	52,898
Assets of discontinued operations	—	—	323	—	323
Total Current Assets	35,311	772,724	151,201	2,117	961,353
PROPERTY, PLANT AND EQUIPMENT, net	966	290,869	39,510	—	331,345
GOODWILL	—	394,131	44,286	—	438,417
INTANGIBLE ASSETS, net	93	276,252	84,904	—	361,249
INTERCOMPANY RECEIVABLE	110,797	914,366	65,131	(1,090,294)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	1,575,766	523,262	3,063,638	(5,162,666)	—
OTHER ASSETS	7,389	17,495	(2,157)	(6,527)	16,200
ASSETS OF DISCONTINUED OPERATIONS	—	—	2,895	—	2,895
Total Assets	$1,730,322	$3,189,099	$3,449,408	$(6,257,370)	$2,111,459
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$—	$3,547	$7,337	$—	$10,884
Accounts payable and accrued liabilities	59,575	246,990	46,162	966	353,693
Liabilities of discontinued operations	—	—	2,653	—	2,653
Total Current Liabilities	59,575	250,537	56,152	966	367,230

LONG-TERM DEBT, net	1,112,182	3,491	43,948	—	1,159,621
INTERCOMPANY PAYABLES	58,361	615,658	422,227	(1,096,246)	—
OTHER LIABILITIES	12,039	68,312	11,389	2,408	94,148
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	2,295	—	2,295
Total Liabilities	1,242,157	937,998	536,011	(1,092,872)	1,623,294
SHAREHOLDERS’ EQUITY	488,165	2,251,101	2,913,397	(5,164,498)	488,165
Total Liabilities and Shareholders’ Equity	$1,730,322	$3,189,099	$3,449,408	$(6,257,370)	$2,111,459

CONDENSED CONSOLIDATING BALANCE SHEETS
At September 30, 2018

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CURRENT ASSETS
Cash and equivalents	$15,976	$16,353	$37,429	$—	$69,758
Accounts receivable, net of allowances	—	234,885	69,729	(24,105)	280,509
Contract costs and recognized income not yet billed, net of progress payments	—	121,393	410	—	121,803
Inventories, net	—	332,067	66,373	(81)	398,359
Prepaid and other current assets	12,179	21,313	6,168	2,461	42,121
Assets of discontinued operations	—	—	324	—	324
Total Current Assets	28,155	726,011	180,433	(21,725)	912,874

PROPERTY, PLANT AND EQUIPMENT, net	936	299,920	41,636	—	342,492
GOODWILL	6,646	361,507	71,242	—	439,395
INTANGIBLE ASSETS, net	93	293,093	77,672	—	370,858
INTERCOMPANY RECEIVABLE	56,396	314,394	(121,445)	(249,345)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	1,528,932	968,330	3,347,894	(5,845,156)	—
OTHER ASSETS	8,651	15,942	374	(8,612)	16,355
ASSETS OF DISCONTINUED OPERATIONS	—	—	2,916	—	2,916
Total Assets	$1,629,809	$2,979,197	$3,600,722	$(6,124,838)	$2,084,890
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$2,276	$3,398	$7,337	$—	$13,011
Accounts payable and accrued liabilities	26,639	303,154	59,531	(16,474)	372,850
Liabilities of discontinued operations	—	(22,327)	29,537	—	7,210
Total Current Liabilities	28,915	284,225	96,405	(16,474)	393,071
LONG-TERM DEBT, net	1,044,071	6,110	57,890	—	1,108,071
INTERCOMPANY PAYABLES	66,058	(77,760)	263,227	(251,525)	—
OTHER LIABILITIES	16,374	73,391	20,592	(3,647)	106,710
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	2,647	—	2,647
Total Liabilities	1,155,418	285,966	440,761	(271,646)	1,610,499
SHAREHOLDERS’ EQUITY	474,391	2,693,231	3,159,961	(5,853,192)	474,391
Total Liabilities and Shareholders’ Equity	$1,629,809	$2,979,197	$3,600,722	$(6,124,838)	$2,084,890

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended June 30, 2019

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$470,228	$118,694	$(13,952)	$574,970
Cost of goods and services	—	350,197	84,568	(14,278)	420,487
Gross profit	—	120,031	34,126	326	154,483
Selling, general and administrative expenses	5,342	85,885	27,252	(490)	117,989
Income (loss) from operations	(5,342)	34,146	6,874	816	36,494
Other income (expense)
Interest income (expense), net	(7,171)	(9,048)	(868)	—	(17,087)
Other, net	4,963	(15,918)	12,762	(828)	979
Total other income (expense)	(2,208)	(24,966)	11,894	(828)	(16,108)
Income (loss) before taxes	(7,550)	9,180	18,768	(12)	20,386
Provision (benefit) for income taxes	(4,815)	9,124	1,961	(12)	6,258
Income (loss) before equity in net income of subsidiaries	(2,735)	56	16,807	—	14,128
Equity in net income (loss) of subsidiaries	16,330	15,641	56	(32,027)	—
Income (loss) from continuing operations	$13,595	$15,697	$16,863	$(32,027)	$14,128
Income (loss) from operations of discontinued businesses	—	—	—	—	—
Provision (benefit) from income taxes	—	—	533	—	533
Income (loss) from discontinued operations	—	—	(533)	—	(533)

Net Income (loss)	$13,595	$15,697	$16,330	$(32,027)	$13,595
Comprehensive income (loss)	$12,560	$(597)	$32,624	$(32,027)	$12,560

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended June 30, 2018

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$431,997	$90,285	$(5,732)	$516,550
Cost of goods and services	—	323,091	60,719	(5,942)	377,868
Gross profit	—	108,906	29,566	210	138,682
Selling, general and administrative expenses	14,383	78,865	21,956	(92)	115,112
Income (loss) from operations	(14,383)	30,041	7,610	302	23,570
Other income (expense)
Interest income (expense), net	(5,891)	(2,282)	(7,623)	—	(15,796)
Other, net	(528)	(8,496)	10,481	(229)	1,228
Total other income (expense)	(6,419)	(10,778)	2,858	(229)	(14,568)
Income (loss) before taxes	(20,802)	19,263	10,468	73	9,002
Provision (benefit) for income taxes	(4,741)	21,046	12,939	(27,684)	1,560
Income (loss) before equity in net income of subsidiaries	(16,061)	(1,783)	(2,471)	27,757	7,442
Equity in net income (loss) of subsidiaries	21,888	(5,657)	(2,016)	(14,215)	—
Income (loss) from continuing operations	5,827	(7,440)	(4,487)	13,542	7,442
Income (loss) from operation of discontinued businesses	—	(200)	—	—	(200)
Provision (benefit) from income taxes	—	1,415	—	—	1,415
Income (loss) from discontinued operations	—	(1,615)	—	—	(1,615)
Net Income (loss)	$5,827	$(9,055)	$(4,487)	$13,542	$5,827

Comprehensive income (loss)	$(2,978)	$433	$(14,092)	$13,659	$(2,978)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended June 30, 2019

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$1,352,211	$311,219	$(28,305)	$1,635,125
Cost of goods and services	—	1,013,676	215,786	(29,370)	1,200,092
Gross profit	—	338,535	95,433	1,065	435,033

Selling, general and administrative expenses	15,651	255,674	72,478	(277)	343,526
Income (loss) from operations	(15,651)	82,861	22,955	1,342	91,507
Other income (expense)
Interest income (expense), net	(20,806)	(27,306)	(2,611)	—	(50,723)
Other, net	4,228	(14,102)	14,479	(1,354)	3,251
Total other income (expense)	(16,578)	(41,408)	11,868	(1,354)	(47,472)
Income (loss) before taxes	(32,229)	41,453	34,823	(12)	44,035
Provision (benefit) for income taxes	(12,592)	20,390	6,878	(12)	14,664
Income (loss) before equity in net income of subsidiaries	(19,637)	21,063	27,945	—	29,371
Equity in net income (loss) of subsidiaries	40,829	33,337	21,063	(95,229)	—
Income (loss) from continuing operations	$21,192	$54,400	$49,008	$(95,229)	$29,371

Income (loss) from operations of discontinued businesses	$—	$—	$(11,000)	$—	$(11,000)
Provision (benefit) from income taxes	—	—	(2,821)	—	(2,821)
Income (loss) from discontinued operations	$—	$—	$(8,179)	$—	$(8,179)
Net income (loss)	$21,192	$54,400	$40,829	$(95,229)	$21,192

Comprehensive income (loss)	$17,587	$58,450	$36,779	$(95,229)	$17,587

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended June 30, 2018

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$1,181,068	$272,714	$(21,369)	$1,432,413
Cost of goods and services	—	891,650	182,125	(22,202)	1,051,573
Gross profit	—	289,418	90,589	833	380,840

Selling, general and administrative expenses	31,158	220,066	75,282	(277)	326,229
Income (loss) from operations	(31,158)	69,352	15,307	1,110	54,611

Other income (expense)
Interest income (expense), net	(18,626)	(16,497)	(13,359)	—	(48,482)
Other, net	164	4,858	119	(1,153)	3,988
Total other income (expense)	(18,462)	(11,639)	(13,240)	(1,153)	(44,494)
Income (loss) before taxes	(49,620)	57,713	2,067	(43)	10,117
Provision (benefit) for income taxes	(44,601)	13,744	8,793	(43)	(22,107)
Income (loss) before equity in net income of subsidiaries	(5,019)	43,969	(6,726)	—	32,224
Equity in net income (loss) of subsidiaries	132,115	(66,016)	43,735	(109,834)	—
Income (loss) from continuing operations	$127,096	$(22,047)	$37,009	$(109,834)	$32,224
Income (loss) from operations of discontinued businesses	—	109,028	15,614	—	124,642
Provision (benefit) from income taxes	—	31,856	(2,086)	—	29,770
Income (loss) from discontinued operations	—	77,172	17,700	—	94,872
Net income (loss)	$127,096	$55,125	$54,709	$(109,834)	$127,096

Comprehensive income (loss)	$147,050	$36,517	$73,317	$(109,834)	$147,050

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2019

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$21,192	$54,400	$40,829	$(95,229)	$21,192
Net (income) loss from discontinued operations	—	—	8,179	—	8,179
Net cash provided by (used in) operating activities:	(20,805)	24,179	11,608	—	14,982
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(247)	(23,221)	(4,326)	—	(27,794)
Acquired businesses, net of cash acquired	(9,219)	—	—	—	(9,219)
Investment purchases	(149)	—	—	—	(149)
Proceeds (payments) from sale of business	(9,500)	—	—	—	(9,500)
Insurance proceeds (payments)	(10,604)	—	—	—	(10,604)
Proceeds from sale of assets	—	79	25	—	104
Net cash provided by (used in) investing activities	(29,719)	(23,142)	(4,301)	—	(57,162)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(1,478)	—	—	—	(1,478)
Proceeds from long-term debt	138,541	116	18,143	—	156,800
Payments of long-term debt	(75,694)	(2,605)	(29,961)	—	(108,260)
Financing costs	(1,012)	—	—	—	(1,012)
Contingent consideration for acquired businesses	—	—	(1,686)	—	(1,686)
Dividends paid	(10,262)	—	—	—	(10,262)
Other, net	(197)	5,694	(5,694)	—	(197)
Net cash provided by (used in) financing activities	49,898	3,205	(19,198)	—	33,905
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by (used) in discontinued operations	—	—	(3,874)	—	(3,874)
Effect of exchange rate changes on cash and equivalents	—	(118)	621	—	503
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(626)	4,124	(15,144)	—	(11,646)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	15,976	16,353	37,429	—	69,758
CASH AND EQUIVALENTS AT END OF PERIOD	$15,350	$20,477	$22,285	$—	$58,112

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2018

($ in thousands)	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$127,096	$55,125	$54,709	$(109,834)	$127,096
Net (income) loss from discontinued operations	—	(77,172)	(17,700)	—	(94,872)
Net cash provided by (used in) operating activities:	300,739	(536,544)	230,342	—	(5,463)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(455)	(27,229)	(5,464)	—	(33,148)
Acquired businesses, net of cash acquired	(368,937)	(4,490)	(56,118)	—	(429,545)
Proceeds from sale of business	—	473,977	—	—	473,977
Insurance proceeds (payments)	8,254	—	—	—	8,254
Proceeds from sale of assets	—	46	436	—	482
Net cash provided by (used in) investing activities	(361,138)	442,304	(61,146)	—	20,020
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(45,588)	—	—	—	(45,588)
Proceeds from long-term debt	411,718	2,232	5,695	—	419,645
Payments of long-term debt	(223,998)	(4,564)	(33,469)	—	(262,031)
Financing costs	(7,671)	—	—	—	(7,671)
Dividends paid	(46,816)	—	—	—	(46,816)
Other, net	(21,897)	(20,205)	42,241	—	139
Net cash provided by (used in) financing activities	65,748	(22,537)	14,467	—	57,678
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by (used in) discontinued operations	—	127,312	(189,585)	—	(62,273)
Effect of exchange rate changes on cash and equivalents	—	(131)	6,254	—	6,123
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	5,349	10,404	332	—	16,085
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	3,240	8,066	36,375	—	47,681
CASH AND EQUIVALENTS AT END OF PERIOD	$8,589	$18,470	$36,707	$—	$63,766

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

In Australia, Griffon acquired Hills Home Living, the iconic brand of clotheslines and home products, from Hills Limited (ASX:HIL) in December 2016. In September 2017, Griffon acquired Tuscan Path, an Australian provider of pots, planters, pavers, decorative stone, and garden décor products. These acquisitions broadened AMES' outdoor living and lawn and garden business, strengthening AMES’ market position in Australia and New Zealand.

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

OVERVIEW

Revenue for the quarter ended June 30, 2019 was $574,970 compared to $516,550 in the prior year quarter, an increase of approximately 11%, primarily driven by increased revenue at Home & Building Products from both recent acquisitions and organic growth, and increased revenue at Telephonics. Organic growth was 5%. Income from continuing operations was $14,128 or $0.33 per share, compared to $7,442, or $0.18 per share, in the prior year quarter. The current quarter results from continuing operations included discrete and certain other tax benefits, net, of $669 or $0.02 per share. The prior year quarter results from continuing operations included the following:

–    Acquisition costs of $3,598 ($2,320, net of tax, or $0.06 per share);
–    Special dividend ESOP charges of $3,220 ($2,125, net of tax, or $0.05 per share);
–    Secondary equity offering costs of $1,205 ($795, net of tax, or $0.02 per share); and
–    Discrete and certain other tax benefits, net, of $1,430 or $0.03 per share.

Excluding these items from the respective quarterly results, Income from continuing operations would have been $13,459, or $0.31 per share, in the current quarter compared to $11,252, or $0.27 per share in the prior year quarter.

Revenue for the nine months ended June 30, 2019 was $1,635,125 compared to $1,432,413 in the prior year period, an increase of 14%, primarily driven by increased revenue at Home & Building Products from both recent acquisitions and organic growth. Telephonics revenue was consistent with the prior year. Organic growth was 5%. Income from continuing operations was $29,371 or $0.69 per share, compared to $32,224, or $0.76 per share, in the prior year period. The current year-to-date results from continuing operations included discrete and certain other tax benefits, net, of $299 or $0.01 per share. The prior year-to-date results from continuing operations included the following:

–    Acquisition costs of $7,597 ($5,046, net of tax, or $0.12 per share);
–    Special dividend ESOP charges of $3,220 ($2,125, net of tax, or $0.05 per share);
–    Secondary equity offering costs of $1,205 ($795, net of tax, or $0.02 per share);
–    Cost of life insurance benefit of $2,614 ($248, net of tax, or $0.01 per share); and
–    Discrete and certain other tax benefits, net, of $24,080 or $0.56 per share, primarily from the revaluation of deferred tax liabilities related to the December 22, 2017 Tax Cuts and Jobs Act ("TCJA")

Excluding these items from the respective periods, Income from continuing operations would have been $29,072, or $0.68 per share in the current year period ended June 30, 2019 compared to $16,358, or $0.38 per share, in the comparable prior year period.

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

GRIFFON CORPORATION AND SUBSIDIARIES
RECONCILIATION OF INCOME FROM CONTINUING OPERATIONS
TO ADJUSTED INCOME FROM CONTINUING OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2019	2018	2019	2018
Income from continuing operations	$14,128	$7,442	$29,371	$32,224

Adjusting items:
Acquisition costs	—	3,598	—	7,597
Special dividend ESOP charges	—	3,220	—	3,220
Secondary equity offering costs	—	1,205	—	1,205
Cost of life insurance benefit	—	—	—	2,614
Tax impact of above items	—	(2,783)	—	(6,422)
Discrete and certain other tax benefits	(669)	(1,430)	(299)	(24,080)

Adjusted income from continuing operations	$13,459	$11,252	$29,072	$16,358

Diluted earnings per common share from continuing operations	$0.33	$0.18	$0.69	$0.76

Adjusting items, net of tax:
Acquisition costs	—	0.06	—	0.12
Special dividend ESOP charges	—	0.05	—	0.05
Secondary equity offering costs	—	0.02	—	0.02
Cost of life insurance benefit	—	—	—	0.01
Discrete and certain other tax benefits	(0.02)	(0.03)	(0.01)	(0.56)

Adjusted earnings per common share from continuing operations	$0.31	$0.27	$0.68	$0.38

Weighted-average shares outstanding (in thousands)	43,164	41,742	42,649	42,620

Note: Due to rounding, the sum of earnings per common share and adjusting items, net of tax, may not equal adjusted earnings per common share.

The tax impact for the above reconciling adjustments from GAAP to non-GAAP income from continuing operations and EPS is determined by comparing the Company's tax provision, including the reconciling adjustments, to the tax provision excluding such adjustments.

RESULTS OF CONTINUING OPERATIONS

Three and Nine months ended June 30, 2019 and 2018

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

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2019	2018	2019	2018
Segment operating profit:
Home & Building Products	$45,037	$38,753	$120,603	$94,982
Telephonics	4,611	6,084	9,075	8,866
Segment operating profit from continuing operations	49,648	44,837	129,678	103,848
Net interest expense	(17,087)	(15,796)	(50,723)	(48,482)
Unallocated amounts	(12,175)	(12,016)	(34,920)	(32,993)
Acquisition costs	—	(3,598)	—	(5,217)
Special dividend ESOP charges	—	(3,220)	—	(3,220)
Secondary equity offering costs	—	(1,205)	—	(1,205)
Cost of life insurance benefit	—	—	—	(2,614)
Income before taxes from continuing operations	$20,386	$9,002	$44,035	$10,117

The following table provides a reconciliation of Segment adjusted EBITDA from continuing operations to Income before taxes from continuing operations:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2019	2018	2019	2018
Segment adjusted EBITDA:
Home & Building Products	$57,821	$50,004	$158,434	$129,250
Defense Electronics	7,280	8,760	17,001	16,956
Total Segment adjusted EBITDA	65,101	58,764	175,435	146,206
Net interest expense	(17,087)	(15,796)	(50,723)	(48,482)
Segment depreciation and amortization	(15,453)	(13,927)	(45,757)	(39,978)
Unallocated amounts	(12,175)	(12,016)	(34,920)	(32,993)
Acquisition costs	—	(3,598)	—	(7,597)
Special dividend ESOP charges	—	(3,220)	—	(3,220)
Secondary equity offering costs	—	(1,205)	—	(1,205)
Cost of life insurance benefit	—	—	—	(2,614)
Income before taxes from continuing operations	$20,386	$9,002	$44,035	$10,117

Home & Building Products

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2019		2018		2019		2018
Revenue:
AMES	$273,710		$262,398		$777,916		$737,336
CBP	221,521		177,723		631,615		470,071
Home & Building Products	$495,231		$440,121		$1,409,531		$1,207,407
Segment operating profit	$45,037	9.1%	$38,753	8.8%	$120,603	8.6%	$94,982	7.9%
Depreciation and amortization	12,784		11,251		37,831		31,888
Acquisition costs	—		—		—		2,380
Segment adjusted EBITDA	$57,821	11.7%	$50,004	11.4%	$158,434	11.2%	$129,250	10.7%

For the quarter ended June 30, 2019, revenue increased $55,110 or 13%, compared to the prior year period, with 8% due to the CBP acquisition of CornellCookson, acquired on June 4, 2018, and with respect to both CBP and AMES, 5% due to favorable mix and pricing with an additional 2% due to increased volume, partially offset by a 2% unfavorable impact due to foreign exchange. Organic growth was 5%. CornellCookson revenue was $51,174.

For the quarter ended June 30, 2019, Segment operating profit increased 16% to $45,037 compared to $38,753 in the prior year period. The favorable variance resulted from the increased revenue noted above, partially offset by increased material and tariff costs at both AMES and CBP. Segment depreciation and amortization increased $1,533 from the prior year period primarily from the CornellCookson acquisition.

For the nine months ended June 30, 2019, revenue increased $202,124 or 17%, compared to the prior year period, with 11% due to the CBP acquisition of CornellCookson, 4% due from favorable mix and pricing at both CBP and AMES, and 3% from increased AMES volume, partially offset by a 1% unfavorable impact due to foreign exchange. Organic growth was 6%. Cornell Cookson revenue was $148,719.

For the nine months ended June 30, 2019, Segment operating profit increased 27% to $120,603 compared to $94,982 in the prior year period. Excluding the impact of acquisition related costs from the prior year period, Segment operating profit would have increased 24%. The favorable variance resulted from the increased revenue noted above, partially offset by increased material and tariff costs at both AMES and CBP. Segment depreciation and amortization increased $5,943 from the prior year period primarily from acquisitions.

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

Defense Electronics

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2019		2018		2019		2018
Revenue	$79,739		$76,429		$225,594		$225,006
Segment operating profit	$4,611	5.8%	$6,084	8.0%	$9,075	4.0%	$8,866	3.9%
Depreciation and amortization	2,669		2,676		7,926		8,090
Segment adjusted EBITDA	$7,280	9.1%	$8,760	11.5%	$17,001	7.5%	$16,956	7.5%

For the quarter ended June 30, 2019, revenue increased $3,310 or 4% compared to the prior year period. The favorable variance was due to increased volume, partially offset by a $3,300 reduction in revenue related to the adoption of revenue recognition guidance effective October 1, 2018.

For the quarter ended June 30, 2019, Segment operating profit decreased $1,473 compared to the prior year period, driven by unfavorable product mix and a $300 impact related to the adoption of revenue recognition guidance, partially offset by increased volume.

For the nine months ended June 30, 2019, revenue remained consistent with the prior year as increased volume of airborne intercommunications systems was offset by decreased volume on maritime surveillance radars. Revenue also included a $2,900 benefit related to the adoption of revenue recognition guidance.

For the nine months ended June 30, 2019, Segment operating profit increased $209 compared to the prior year period due to reduced operating expenses and a $1,400 benefit from the adoption of revenue recognition guidance.

The impact from the adoption of the revenue recognition guidance is expected to be immaterial to full year revenue and Segment operating profit.

During the nine months ended June 30, 2019, Telephonics was awarded several new contracts and received incremental funding on existing contracts approximating $235,800. Contract backlog was $384,422 at June 30, 2019, with 76% expected to be fulfilled in the next 12 months. Backlog, restated for the adoption of revenue recognition guidance on October 1, 2018, was $374,200 at September 30, 2018. Backlog is defined as unfilled firm orders for products and services for which funding has been both authorized and appropriated by the customer, or by Congress, in the case of US government agencies.

Unallocated

For the quarter ended June 30, 2019, unallocated amounts totaled $12,175 compared to $12,016 in the prior year quarter; for the nine months ended June 30, 2019, unallocated amounts totaled $34,920 compared to $32,993 in the prior year period. The increase in the current quarter and nine months compared to the respective prior year periods primarily relates to compensation and incentive costs.

Segment Depreciation and Amortization

Segment depreciation and amortization increased $1,526 and $5,779 for the quarter and nine months ended June 30, 2019, respectively, compared to the comparable prior year period, primarily due to depreciation and amortization on assets acquired in acquisitions.

Other Income (Expense)

For the quarters ended June 30, 2019 and 2018, Other income (expense) includes $150 and ($17), respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $(14) and $104, respectively, of net investment (loss) income.

For the nine months ended June 30, 2019 and 2018, Other income (expense) includes $535 and $(236), respectively, of net currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries as well as $18 and $1,365, respectively, of net investment income.

Additionally, during the quarters ended June 30, 2019 and 2018, Other income (expense) included net periodic benefit plan income of $787 and $958, respectively. During the nine months ended June 30, 2019 and 2018, Other income (expense) included net periodic benefit plan income of $2,361 and $2,722, respectively. Effective October 1, 2018, these benefits amounts are required to be included in other income; in the past these were in Cost of goods and services and Selling, general and administrative expenses, as a result of implementation of the new accounting standard on pensions. All periods have been restated. See Note 13 - Employee Benefit Plans for further information on the implementation of this guidance.

Provision for income taxes
During the quarter ended June 30, 2019, the Company recognized a tax provision of $6,258 on income before taxes from continuing operations of $20,386, compared to a tax provision of $1,560 on income before taxes from continuing operations of $9,002 in the comparable prior year quarter. The current quarter included net discrete tax benefits of $669. The prior year quarter results included acquisition costs of $3,598 ($2,320, net of tax), special dividend ESOP charges of $3,220 ($2,125, net of tax), secondary equity offering costs of $1,205 ($795, net of tax) and discrete and certain other tax benefits, net of $1,430, that affect comparability. Excluding these items, the effective tax rates for the quarters ended June 30, 2019 and 2018 were 34.0% and 33.9%, respectively.
During the nine months ended June 30, 2019, the Company recognized a tax provision of $14,664 on Income before taxes from continuing operations of $44,035, compared to a tax benefit of $22,107 on Income before taxes from continuing operations of $10,117 in the comparable prior year period. The nine month period ended June 30, 2019 included net discrete tax benefits of $299. The nine month period ended June 30, 2018 included net tax benefits of $24,080 primarily related to the December 22, 2017 Tax Cuts and Jobs Act ("TCJA") associated with the revaluation of deferred tax liabilities, $7,597 ($5,046 net of tax) of acquisition costs, special dividend ESOP charges of $3,220 ($2,125, net of tax), secondary equity offering costs of $1,205 ($795, net of tax) and $2,614 ($248 net of tax) of charges related to cost of life insurance benefits. Excluding these items, the effective tax rates for the nine months ended June 30, 2019 and 2018 were 34.0% and 33.9%, respectively.
On December 22, 2017, the TCJA was signed into law and, among other changes, reduced the federal statutory tax rate from 35.0% to 21.0%. In accordance with U.S. GAAP for income taxes, as well as SEC Staff Accounting Bulletin No. 118 (“SAB 118”), the Company made a reasonable estimate of the impacts of the TCJA and recorded this estimate in its results for the year ended September 30, 2018. SAB 118 allows for a measurement period of up to one year from the date of enactment to complete the Company’s accounting for the impacts of the TCJA. Our analysis under SAB 118 was completed in December 2018 and resulted in no material adjustments to the provision amounts recorded as of September 30, 2018.
Stock based compensation

For the quarters ended June 30, 2019 and 2018, stock based compensation expense totaled $3,332 and $2,452, respectively. For the nine months ended June 30, 2019 and 2018, stock based compensation expense totaled $9,687 and $7,372, respectively.

Comprehensive income (loss)

For the quarter ended June 30, 2019, total other comprehensive loss, net of taxes, of $1,035 included a loss of $1,092 from foreign currency translation adjustments primarily due to the weakening of the Euro, British Pound and Australian Dollar, partially offset by the strengthening of the Canadian Dollar, all in comparison to the US Dollar; a $184 benefit from pension amortization of actuarial losses; and a $127 loss on cash flow hedges.

For the quarter ended June 30, 2018, total other comprehensive loss, net of taxes, of $8,805 included a loss of $9,136 from foreign currency translation adjustments primarily due to the weakening of the Euro, British Pound, and Canadian and Australian Dollars, all in comparison to the US Dollar; a $247 benefit from pension amortization of actuarial losses; and a $84 gain on cash flow hedges.

For the nine months ended June 30, 2019, total other comprehensive loss, net of taxes, of $3,605 included a loss of $3,943 from foreign currency translation adjustments primarily due to the weakening of the Euro, British Pound, and Canadian and Australian Dollars, all in comparison to the US Dollar; a $552 benefit from pension amortization of actuarial losses; and a $214 loss on cash flow hedges.

For the nine months ended June 30, 2018, total other comprehensive income, net of taxes, of $19,954 included a gain of $14,866 related to the removal of PPC’s foreign currency translation loss, which was considered in the gain on disposal of discontinued operations; a loss of $5,577 from foreign currency translation adjustments primarily due to the weakening of the Euro, British Pound, and Canadian and Australian Dollars, all in comparison to the US Dollar; a $10,053 SERP benefit related to the passing of our Chairman of the Board, net of pension amortization of actuarial losses; and a $612 gain on cash flow hedges.

Discontinued operations
During the quarter ended March 31, 2019, Griffon recorded an $11,000 charge ($7,646, net of tax) to discontinued operations. The charge consisted primarily of a purchase price adjustment to resolve a claim related to the $475,000 PPC divestiture and included an additional reserve for a legacy environmental matter. During the quarter ended June 30, 2019, $9,500 of this charge was paid.

At June 30, 2019, Griffon's assets and liabilities for PPC and Installations Services and other discontinued operations primarily related to the above matter, insurance claims, income tax and product liability, warranty reserves and environmental reserves, resulting in total liabilities of approximately of $4,948.

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

Griffon substantially concluded remaining disposal activities in 2009. There was no revenue or income from the Installation Services’ business for the nine months ended June 30, 2019 and 2018.

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

The following table is derived from the Condensed Consolidated Statements of Cash Flows:

Cash Flows from Continuing Operations	For the Nine months ended June 30,
(in thousands)	2019	2018
Net Cash Flows Provided by (Used In):
Operating activities	$14,982	$(5,463)
Investing activities	(57,162)	20,020
Financing activities	33,905	57,678

Cash provided by operating activities from continuing operations for the nine months ended June 30, 2019 was $14,982 compared to $5,463 used in the prior year period. Cash provided by income of continuing operations, adjusted for non-cash expenditures, was offset by a net increase in working capital consisting of a net increase in accounts receivable and contract costs and recognized income not yet billed, increased inventory and a decrease in accounts payable.

During the nine months ended June 30, 2019, Griffon used $57,162 of cash in investing activities from continuing operations compared to $20,020 provided by investing activities in the prior year comparable period. Payments for acquired businesses totaled $9,219 compared to $429,545 in the prior year comparable period. Payments for acquired businesses in the current year consisted solely of a final working capital adjustment for CornellCookson. Payments for acquired businesses in the prior year were made to consummate the October 2, 2017 acquisition of ClosetMaid for approximately $185,700, inclusive of post-closing adjustments, or $165,000 net of the estimated present value of tax benefits under the current tax law. Additionally, on November 6, 2017, AMES acquired Harper for approximately $5,000, excluding certain post-closing adjustments, and on February 13, 2018, AMES acquired Kelkay for approximately $56,118 (GBP 40,452) subject to contingent consideration of up to GBP 7,000. Lastly, on June 4, 2018, CBP acquired CornellCookson for an effective purchase price of approximately $170,000, subject to certain post-closing adjustments. The current year Payment related to sale of business of $9,500 primarily resulted from a purchase price adjustment to resolve a claim related to the $475,000 PPC divestiture. The prior year Proceeds from sale of business resulted from the sale of PPC. Insurance payments and proceeds of $10,604 and $8,254, respectively, in the current and prior year periods, respectively, pertain to the settlement of a certain life insurance benefit. The prior year period insurance proceeds were reclassified from operating activities to investing activities to comply with accounting guidance on the Statement of Cash Flows classification of certain cash receipts and cash payments. Capital expenditures for the nine months ended June 30, 2019 totaled $27,794, a decrease of $5,354 from the prior year period.

During the nine months ended June 30, 2019, cash provided by financing activities from continuing operations totaled $33,905 as compared to $57,678 provided in the comparable prior year period. Cash provided by financing activities from continuing operations in the current year period consisted primarily of net borrowings of long term debt, partially offset by payments of dividends. Cash provided by financing activities from continuing operations in the comparable prior year period included an add-on offering of $275,000 aggregate principal amount of 5.25% senior notes due 2022, which was completed on October 2, 2017, the proceeds of which were used to purchase ClosetMaid, as well as for general corporate purposes (including reducing the outstanding balance of Griffon's Revolving Credit Facility (the "Credit Agreement")). At June 30, 2019, there were $122,806 in outstanding borrowings under the Credit Agreement, compared to $69,912 in outstanding borrowings at the same date in the prior year. In March 2019, Griffon borrowed approximately $34,000 under the Credit Agreement and replaced the third party lender under the ESOP loan.

During the nine months ended June 30, 2019, the Board of Directors approved three quarterly cash dividends of $0.0725 per share each. On August 1, 2019, the Board of Directors declared a quarterly cash dividend of $0.0725 per share, payable on September 19, 2019 to shareholders of record as of the close of business on August 22, 2019.

On August 3, 2016 and August 1, 2018, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under these share repurchase programs, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During the quarter ended June 30, 2019, Griffon did not purchase any shares of common stock under these repurchase programs. During the nine months ended June 30, 2019, Griffon purchased 37,500 shares of common stock under these repurchase programs, for a total of $372 or $9.92 per share. As of June 30, 2019, an aggregate of $57,955 remains under Griffon's Board authorized repurchase programs.

Payments related to Telephonics revenue are received in accordance with the terms of development and production subcontracts; certain of such receipts are progress or performance based payments. With respect to HBP, there have been no material adverse impacts on payment for sales.

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue from continuing operations. For the nine months ended June 30, 2019:

•	The United States Government and its agencies, through either prime or subcontractor relationships, represented 8% of Griffon’s consolidated revenue and 61% of Telephonics’ revenue.

•	The Home Depot represented 17% of Griffon’s consolidated revenue and 19% of HBP’s revenue.

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

Cash and Equivalents and Debt	June 30,	September 30,
(in thousands)	2019	2018
Cash and equivalents	$58,112	$69,758
Notes payables and current portion of long-term debt	10,884	13,011
Long-term debt, net of current maturities	1,159,621	1,108,071
Debt discount/premium and issuance costs	10,921	13,610
Total debt	1,181,426	1,134,692
Debt, net of cash and equivalents	$1,123,314	$1,064,934

On October 2, 2017, in an unregistered offering through a private placement under Rule 144A, Griffon completed the add-on offering of $275,000 principal amount of its 5.25% senior notes due 2022, at 101.00% of par, to Griffon's previously issued $125,000 principal amount of its 5.25% senior notes due 2022, at 98.76% of par, completed on May 18, 2016 and $600,000 5.25% senior notes due 2022, at par, completed on February 27, 2014 (collectively the “Senior Notes”). As of June 30, 2019, outstanding Senior Notes due totaled $1,000,000; interest is payable semi-annually on March 1 and September 1. The net proceeds of the $275,000 add-on offering were used to acquire ClosetMaid with the remaining proceeds used to pay down outstanding loan borrowings under the Credit Agreement. The net proceeds of the previously issued $125,000 add-on offering were used to pay down outstanding revolving loan borrowings under the Credit Agreement.

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On February 5, 2018, July 20, 2016 and June 18, 2014, Griffon exchanged all of the $275,000, $125,000 and $600,000 Senior Notes, respectively, for substantially identical Senior Notes registered under the Securities Act via an exchange offer. The fair value of the Senior Notes approximated $998,800 on June 30, 2019 based upon quoted market prices (level 1 inputs). In connection with the issuance and exchange of the $275,000 senior notes, Griffon capitalized $8,472 of underwriting fees and other expenses; this is in addition to the $13,329 capitalized under previously issued $725,000 Senior Notes. All capitalized fees for the Senior Notes will amortize over the term of the notes and, at June 30, 2019, $10,116 remained to be amortized.

On March 22, 2016, Griffon amended and restated the Credit Agreement to increase the commitments under the credit facility from $250,000 to $350,000, extend its maturity from March 13, 2020 to March 22, 2021, and modify certain other provisions of the facility. On October 2, 2017 and on May 31, 2018, Griffon amended the Credit Agreement in connection with the ClosetMaid and the CornellCookson acquisitions, respectively to, among other things, modify the net leverage covenant. On February 22, 2019, Griffon further amended the Revolving Credit Facility to, among other things, reflect changes in the lending group and certain corresponding changes in various administrative roles under the Revolving Credit Facility, make conforming administrative and technical changes and reflect changes in law. The facility includes a letter of credit sub-facility with a limit of $50,000 and a multi-currency sub-facility of $100,000. The Credit Agreement provides for same day borrowings of base rate loans. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility or the occurrence of an event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, in each case without a floor, plus an applicable margin, which adjusts based on financial performance. Current margins are 1.75% for base rate loans and 2.75% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries. At June 30, 2019, under the Credit Agreement, there were $122,806 of outstanding borrowings; outstanding standby letters of credit were $20,628; and $206,566 was available, subject to certain loan covenants, for borrowing at that date.

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

In August 2016, Griffon’s ESOP entered into an agreement that refinanced the existing ESOP loan into a new Term Loan in the amount of $35,092 (the "Agreement"). The Agreement also provided for a Line Note with $10,908 available to purchase shares of Griffon common stock in the open market. During 2017, Griffon's ESOP purchased 621,875 shares of common stock for a total of $10,908 or $17.54 per share, under a borrowing line that had then been fully utilized. On June 30, 2017, the Term Loan and Line Note were combined into a single Term Loan. The Term Loan interest rate was LIBOR plus 2.91%. The Term Loan required quarterly principal payments of $569 and a balloon payment due at maturity. As a result of the special cash dividend of $1.00 per share, paid on April 16, 2018, the outstanding balance of the Term Loan was reduced by $5,705. The Term Loan was secured by shares purchased with the proceeds of the loan and with a lien on a specific amount of Griffon assets (which ranked pari passu with the lien granted on such assets under the Credit Agreement) and was guaranteed by Griffon. On March 13, 2019, the ESOP Term Loan was refinanced with an internal loan from Griffon, which was funded with cash and a draw on its $350,000 credit facility. The internal loan interest rate is fixed at 2.91%, matures in June 2033 and requires quarterly payments of principal, currently $569, and interest. The internal loan is secured by shares purchased with the proceeds of the loan. The amount outstanding on the internal loan at June 30, 2019 was $32,987.

Two of Griffon's subsidiaries have capital leases outstanding for real estate located in Troy, Ohio and Ocala, Florida. The leases mature in 2021 and 2022, respectively, and bear interest at fixed rates of approximately 5.0% and 8.0%, respectively. The Troy, Ohio lease is secured by a mortgage on the underlying real estate and is guaranteed by Griffon. The Ocala, Florida lease contains two five-year renewal options. At June 30, 2019, $5,124 was outstanding, net of issuance costs.

In November 2012, Garant G.P. (“Garant”) entered into a CAD 15,000 ($11,435 as of June 30, 2019) revolving credit facility. The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (3.7% LIBOR USD and 3.14% Bankers Acceptance Rate CDN as of June 30, 2019). The revolving facility matures in October 2022. Garant is required to maintain a certain minimum equity.  At June 30, 2019, there were no borrowings under the revolving credit facility with CAD 15,000 ($11,435 as of June 30, 2019) available for borrowing.

In July 2016, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries ("Griffon Australia") entered into an AUD 30,000 term loan and an AUD 10,000 revolver. The term loan refinanced two existing term loans and the revolver replaced two existing lines. In December 2016, the amount available under the revolver was increased from AUD 10,000 to AUD 20,000 and, in March 2017 and September 2017, the term loan commitment was increased by AUD 5,000 and AUD 15,000, respectively. In March 2019, the term loan commitment was reduced by AUD 10,000 with proceeds from a receivable purchase agreement in the amount of AUD 10,000. The term loan requires quarterly principal payments of AUD 1,250 plus interest with a balloon payment of AUD 13,375 due upon maturity in March 2022, and accrues interest at Bank Bill Swap Bid Rate “BBSY” plus 1.90% per annum (3.15% at June 30, 2019). As of June 30, 2019, the term loan had an outstanding balance of AUD 27,125 ($18,982 as of June 30, 2019). The revolving facility and receivable purchase facility mature in March 2020, but are renewable upon mutual agreement with the lender. The revolving facility and receivable purchase facility accrue interest at BBSY plus 1.8% and 1.0%, respectively, per annum (3.07% and 2.27%, respectively, at June 30, 2019). At June 30, 2019, there were no borrowings under the revolver and the receivable purchase facilities had an outstanding balance of AUD 10,000 ($6,997 as of June 30, 2019). The revolver, receivable purchase facility and the term loan are all secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon Australia is required to maintain a certain minimum equity level and is subject to a maximum leverage ratio and a minimum fixed charges cover ratio.

In July 2018, the AMES Companies UK Ltd and its subsidiaries ("AMES UK") entered into a GBP 14,000 term loan, GBP 4,000 mortgage loan and GBP 5,000 revolver. The term loan and mortgage loan require quarterly principal payments of GBP 350 and GBP 83 plus interest, respectively, and have balloon payments due upon maturity, July 2023, of GBP 7,000 and GBP 2,333, respectively. The Term Loan and Mortgage Loans accrue interest at the GBP LIBOR Rate plus 2.25% and 1.8%, respectively (2.97% and 2.52% at June 30, 2019, respectively). The revolving facility matures in July 2020, but is renewable upon mutual agreement with the lender, and accrues interest at the Bank of England Base Rate plus 1.5% (2.25% as of June 30, 2019). As of June 30, 2019, the revolver had an outstanding balance of GBP 1,140 ($1,446 as June 30, 2019) while the term and mortgage loan balances amounted to GBP $16,266 ($20,635 as of June 30, 2019). The revolver and the term loan are both secured by substantially all of the assets of AMES UK and its subsidiaries. AMES UK is subject to a maximum leverage ratio and a minimum fixed charges cover ratio. An invoice discounting arrangement was canceled and replaced by the above loan facilities.

Other long-term debt consists primarily of a loan with the Pennsylvania Industrial Development Authority, with the balance consisting of capital leases.

At June 30, 2019, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements. Net Debt to EBITDA (Leverage), as calculated in accordance with the definition in the Credit Agreement, was 5.4x at June 30, 2019.

On each of August 3, 2016 and August 1, 2018, Griffon’s Board of Directors authorized the repurchase of $50,000 of Griffon’s outstanding common stock. Under these share repurchase programs, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During the quarter ended June 30, 2019, Griffon did not purchase any shares of common stock under these repurchase programs. During the nine months ended June 30, 2019, Griffon purchased 37,500 shares of common stock under these repurchase programs, for a total of $372 or $9.92 per share. As of June 30, 2019, an aggregate of $57,955 remains under Griffon's Board authorized repurchase programs.

Additionally, during the quarter ended June 30, 2019, there were no shares withheld to settle employee taxes due upon the vesting of restricted stock. During the nine months ended June 30, 2019, 85,847 shares, with a market value of $1,059, or $12.34 per share were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock. Furthermore, during the nine months ended June 30, 2019, an additional 3,861 shares, with a market value of $47, or $12.16 per share, were withheld from common stock issued upon the vesting of restricted stock units to settle employee taxes due upon vesting.

On November 17, 2011, the Company began declaring quarterly dividends. During 2018, the Company declared and paid regular cash dividends totaling $0.28 per share. In addition, on March 7, 2018, the Board of Directors declared a special cash dividend of $1.00 per share paid in April 2018. During the nine months ended June 30, 2019, the Board of Directors approved three quarterly cash dividends of $0.0725 per share each. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends.

On August 1, 2019, the Board of Directors declared a quarterly cash dividend of $0.0725 per share, payable on September 19, 2019 to shareholders of record as of the close of business on August 22, 2019.

During the nine months ended June 30, 2019, Griffon used cash for discontinued operations from operating activities of $3,874 primarily related to retention bonus payments for previous PPC employees and certain legal and consulting payments related to the sale of PPC. During the nine months ended June 30, 2018, Griffon used cash for discontinued operations from operating, investing and financing activities of $62,273 primarily related to PPC operations and capital expenditures, as well as the repayment of outstanding debt upon the sale of PPC.

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

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

(c)    ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(1)
April 1 - 30, 2019	—	$—	—
May 1 - 31, 2019	—	—	—
June 1 - 30, 2019	—	—	—
Total	—	$—	—	$57,955

1.
On each of August 3, 2016 and August 1, 2018, the Company’s Board of Directors authorized the repurchase of up to $50,000 of Griffon common stock; as of June 30, 2019, an aggregate of $57,955 remained available for the purchase of Griffon common stock under these repurchase programs. Amount consists of shares purchased by the Company in open market purchases pursuant to such Board authorized stock repurchase program.

Item 3    Defaults Upon Senior Securities
None

Item 4    Mine Safety Disclosures
None

Item 5    Other Information
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Election of New Director

On July 31, 2019, James W. Sight was elected to serve on Griffon’s Board of Directors as a Class I Director, and was appointed to serve on the Finance Committee. Mr. Sight also entered into a customary indemnification agreement with Griffon which provides that Griffon will indemnify Mr. Sight to the fullest extent permitted by applicable law, and which includes provisions relating to the advancement of expenses incurred by or on behalf of Mr. Sight. This indemnification agreement is in the same form as the indemnification agreement entered into between Griffon and each of its other directors and each of its executive officers; the form of the indemnification agreement is filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

Mr. Sight will receive compensation for his services pursuant to our director compensation program. This program is filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2017. Pursuant to our director compensation program, Mr. Sight received a grant of 5,505 restricted shares of Griffon common stock at the time of his election to the Board, which grant vests at the rate of one-third a year for three years.

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

Date: August 1, 2019