Form 10-K
period 2019-09-30
GRIFFON CORP
filed 2019-11-22
CIK 50725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-06620

GRIFFON CORPORATION
(Exact name of registrant as specified in its charter)

Delaware			11-1893410
(State or other jurisdiction			(I.R.S. Employer
of incorporation or organization)			Identification No.)

712 Fifth Ave, 18th Floor	New York	New York	10019
(Address of Principal Executive Offices)			(Zip Code)

(212) 957-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.25 par value	GFF	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒
No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐
No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the close of business March 31, 2019, the registrant’s most recently completed second quarter, was approximately $764,000,000. The registrant’s closing price as reported by the New York Stock Exchange-Composite Transactions for March 31, 2019 was $18.48. The number of the registrant’s outstanding shares was 46,806,076 as of October 31, 2019.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III — (Items 10, 11, 12, 13 and 14). Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Special Notes Regarding Forward-Looking Statements

This Annual Report on Form 10-K, especially “Management’s Discussion and Analysis”, contains certain “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income (loss), earnings, cash flows, revenue, changes in operations, operating improvements, industries in which Griffon Corporation (the “Company” or “Griffon”) operates and the United States and global economies. Statements in this Form 10-K that are not historical are hereby identified as “forward-looking statements” and may be indicated by words or phrases such as “anticipates,” “supports,” “plans,” “projects,” “expects,” “believes,” “should,” “would,” “could,” “hope,” “forecast,” “management is of the opinion,” “may,” “will,” “estimates,” “intends,” “explores,” “opportunities,” the negative of these expressions, use of the future tense and similar words or phrases. Such forward-looking statements are subject to inherent risks and uncertainties that could cause actual results to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, among others: current economic conditions and uncertainties in the housing, credit and capital markets; Griffon’s ability to achieve expected savings from cost control, restructuring, integration and disposal initiatives; the ability to identify and successfully consummate, and integrate, value-adding acquisition opportunities; increasing competition and pricing pressures in the markets served by Griffon’s operating companies; the ability of Griffon’s operating companies to expand into new geographic and product markets, and to anticipate and meet customer demands for new products and product enhancements and innovations; reduced military spending by the government on projects for which Griffon's Telephonics Corporation supplies products, including as a result of defense budget cuts or other government actions; the ability of the federal government to fund and conduct its operations; increases in the cost or lack of availability of raw materials such as resin, wood and steel, components or purchased finished goods, including any potential impact on costs or availability resulting from tariffs; changes in customer demand or loss of a material customer at one of Griffon’s operating companies; the potential impact of seasonal variations and uncertain weather patterns on certain of Griffon’s businesses; political events that could impact the worldwide economy; a downgrade in Griffon’s credit ratings; changes in international economic conditions including interest rate and currency exchange fluctuations; the reliance by certain of Griffon’s businesses on particular third party suppliers and manufacturers to meet customer demands; the relative mix of products and services offered by Griffon’s businesses, which impacts margins and operating efficiencies; short-term capacity constraints or prolonged excess capacity; unforeseen developments in contingencies, such as litigation, regulatory and environmental matters; unfavorable results of government agency contract audits of Telephonics Corporation; Griffon’s ability to adequately protect and maintain the validity of patent and other intellectual property rights; the cyclical nature of the businesses of certain of Griffon’s operating companies; possible terrorist threats and actions and their impact on the global economy; Griffon's ability to service and refinance its debt; and the impact of recent and future legislative and regulatory changes, including, without limitation, the "Tax Cuts and Jobs Act of 2017" ("TCJA") of December 22, 2017. Readers are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date made. Griffon undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

(Unless otherwise indicated, any reference to years or year-end refers to the fiscal year ending September 30 and US dollars and non-US currencies are in thousands, except per share data)

PART I
Item 1. Business

Overview

Griffon Corporation (the “Company” or “Griffon”, "we", "us") is a diversified management and holding company that conducts business through wholly-owned subsidiaries. The Company was founded in 1959, is a Delaware corporation headquartered in New York, N.Y. and is listed on the New York Stock Exchange (NYSE:GFF).

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

As described in greater detail below, over the past three years, we have undertaken a series of transformative transactions. This year we integrated our most significant acquisitions into our wholly owned subsidiaries, The AMES Companies, Inc. ("AMES") and Clopay Corporation ("Clopay"), expanding the scope of both AMES and Clopay. In particular, CornellCookson has been integrated into Clopay, so that our leading company in residential garage doors and sectional commercial doors now includes a leading manufacturer of rolling steel doors and grille products. ClosetMaid was combined with AMES, and we established an integrated headquarters for AMES in Orlando, Florida. AMES is now positioned to fulfill its mission of Bringing Brands Together™ with the leading brands in home and garage organization, outdoor décor, and lawn, garden and cleaning tools. As a result of the expanded scope of the AMES and Clopay businesses, we now report each as a separate segment. Clopay remains in the Home and Building Products segment and AMES now constitutes our new Consumer and Professional Products segment.

Business Highlights

On September 5, 2017, Griffon announced the acquisition of ClosetMaid LLC ("ClosetMaid") and the commencement of the strategic alternatives process for Clopay Plastic Products, beginning the transformation of Griffon.

In October 2017, we acquired ClosetMaid from Emerson Electric Co. (NYSE:EMR) for an effective purchase price of approximately $165,000. ClosetMaid, founded in 1965, is a leading North American manufacturer and marketer of wood and wire closet organization, general living storage and wire garage storage products, and sells to some of the largest home center retail chains, mass merchandisers, and direct-to-builder professional installers in North America. We believe that ClosetMaid is the leading brand in its category, with excellent consumer recognition.

In February 2018, we closed on the sale of our Clopay Plastics Products ("Plastics") business to Berry Global, Inc. ("Berry") for approximately $465,000, net of certain post-closing adjustments, thus exiting the specialty plastics industry that the Company had entered when it acquired Clopay Corporation in 1986. This transaction provided immediate liquidity and positions the Company to improve its cash flow conversion given the historically higher capital needs of the Plastics operations as compared to Griffon’s remaining businesses.

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

In June 2018, Clopay acquired CornellCookson, Inc. ("CornellCookson"), a leading provider of rolling steel service doors, fire doors, and grilles, for an effective purchase price of approximately $170,000. This transaction strengthened Clopay's strategic portfolio with a line of commercial rolling steel door products to complement Clopay's sectional door offerings in the commercial industry, and expands the Clopay network of professional dealers focused on the commercial market. CornellCookson generated over $200,000 in revenue in its first full year of operations.

During fiscal 2017 and 2018, Griffon also completed a number of other acquisitions to expand and enhance AMES' global footprint. In the United Kingdom, Griffon acquired La Hacienda, an outdoor living brand of unique heating and garden décor products, in July 2017, and Kelkay, a manufacturer and distributor of decorative outdoor landscaping, in February 2018. These two businesses provided AMES with additional brands and a platform for growth in the UK market and give access to leading garden centers, retailers, and grocers in the UK and Ireland.

In Australia, Griffon acquired Hills Home Living, the iconic brand of clotheslines and home products, from Hills Limited (ASX:HIL) in December 2016. In September 2017, Griffon acquired Tuscan Path, an Australian provider of pots, planters, pavers, decorative stone, and garden décor products. These acquisitions broadened AMES' outdoor living and lawn and garden business, strengthening AMES’ portfolio of brands and its market position in Australia and New Zealand.

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

In the fourth quarter of fiscal 2019, Griffon modified its reportable segment structure to provide investors with improved visibility after a series of portfolio repositioning actions which included the divestiture of the Plastics business, the acquisition of ClosetMaid and its subsequent integration into AMES, and the acquisition of CornellCookson by Clopay. Griffon now reports its operations through three reportable segments: the newly formed Consumer and Professional Products segment, which consists of AMES; Home and Building Products, which consists of Clopay; and Defense Electronics, which consists of Telephonics Corporation.

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

Reportable Segments:

Griffon currently conducts its operations through three reportable segments:

•
Consumer and Professional Products ("CPP") conducts its operations through AMES. Founded in 1774, AMES is the leading North American manufacturer and a global provider of branded consumer and professional tools and products for home storage and organization, landscaping, and enhancing outdoor lifestyles. CPP sells products globally through a portfolio of leading brands including True Temper, AMES, and ClosetMaid.

•
Home and Building Products ("HBP") conducts its operations through Clopay. Founded in 1964, Clopay is the largest manufacturer and marketer of garage doors and rolling steel doors in North America.  Residential and commercial sectional garage doors are sold through professional dealers and leading home center retail chains throughout North America under the brands Clopay, Ideal, and Holmes. Rolling steel door and grille products designed for commercial, industrial, institutional, and retail use are sold under the CornellCookson brand.

•
Defense Electronics conducts its operations through Telephonics Corporation ("Telephonics"), founded in 1933, a globally recognized leading provider of highly sophisticated intelligence, surveillance and communications solutions for defense, aerospace and commercial customers.

Reportable Segments:

CONSUMER AND PROFESSIONAL PRODUCTS

The CPP segment consists of AMES. Founded in Massachusetts in 1774, AMES has the distinction of being one of the oldest companies in continuous operation in the United States. Over its long life, AMES has grown organically and through the acquisition of other leading and historic tool businesses such as True Temper, Union Tools, and Garant. Today, AMES is the leading manufacturer of long-handled tools and landscaping products for homeowners and professionals in North America, and also provides these products in key global markets including Canada, Australia, New Zealand, the United Kingdom, and Ireland. With the addition of ClosetMaid, AMES is also the leading provider of wood and wire closet organization, general living storage, and wire garage storage products in the United States.

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

AMES has approximately 3,700 employees worldwide.

Brands

AMES' brands are among the most recognized across its primary product categories in North America, Australia and the United Kingdom. Its brand portfolio for long-handled tools , outdoor décor, and landscaping product includes AMES®, True Temper®, Garant®, Harper®, UnionTools®, Westmix™, Cyclone®, Southern Patio®, Northcote Pottery™, Nylex®, Hills®, Kelkay®, Tuscan Path®, La Hacienda®, Kelso™, and Dynamic Design®™. Contractor-oriented tool brands include Razor-Back® Professional Tools and Jackson® Professional Tools. AMES' home organization, general living storage, and garage storage products are sold primarily under the ClosetMaid® brand.

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

Products

AMES manufactures and markets a broad portfolio of long-handled tools, landscaping products, and home organization products. This portfolio contains many iconic brands and is anchored by five core product categories: seasonal outdoor tools, project tools, outdoor décor and watering, home organization, and cleaning products. As a result of brand portfolio recognition, high product quality, industry leading service and strong customer relationships, AMES has earned market-leading positions in its five core product categories. The following is a brief description of AMES' primary product lines:

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

•
Home Organization: AMES designs, manufactures and sells a comprehensive portfolio of wire and wood shelving, containers, storage cabinets and other closet and home organization accessories primarily under the highly-recognized ClosetMaid® brand name and other private label brands. Wire products include wire shelving and hardware, wire accessories and kitchen storage products. Wire product brands include Maximum Load®, SuperSlide® and ShelfTrack®. Wood solutions include closet systems, cube storage, storage furniture and cabinets. Selected wood product brands include MasterSuite®, Suite Symphony®™, ExpressShelf®, Style+®, and SpaceCreations®.

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

Sales and Marketing

AMES' sales organization is structured by distribution channel in the U.S., and by country internationally. In the U.S., a dedicated team of sales professionals is provided for each of the large retail customers. Offices are maintained adjacent to each of the two largest customers’ headquarters, supported by a shared in-house sales analyst. In addition, sales professionals are assigned to domestic, wholesale and industrial distribution channels. Sales teams located in Canada, Australia, the United Kingdom and Ireland handle sales in each of their respective regions. In Australia, a dedicated team of sales professionals is provided for the largest retail customer.

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

Manufacturing & Distribution

AMES has a combination of internal and external, and domestic and foreign, manufacturing sources from which it sources products for sale in the markets it serves. Principal manufacturing facilities include 644,000 square feet of manufacturing operations in Harrisburg and Camp Hill, Pennsylvania, a 676,000 square foot facility in Ocala, Florida, and a 353,000 square foot manufacturing center in St. Francois, Quebec, Canada. AMES operates smaller manufacturing facilities at several other locations in the United States, and internationally in Reynosa, Mexico; Jiangmen, China; and Grafton, New South Wales and Wonthaggi, Victoria, both in Australia.

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

HOME AND BUILDING PRODUCTS

The HBP segment consists of Clopay. Founded in 1964 and acquired by Griffon in 1986, Clopay has grown organically and through acquisitions to become the largest manufacturer and marketer of garage doors and rolling steel doors in North America. Clopay also manufactures a complete line of entry door systems uniquely designed to complement its popular residential garage door styles. The majority of Clopay's sales come from home remodeling and renovation projects, with the balance from commercial construction and new residential housing construction. Sales into the home remodeling market are driven by the aging of the housing stock, existing home sales activity, and the trends of improving both home appearance and energy efficiency.

On June 4, 2018, Clopay acquired CornellCookson, a leading U.S. manufacturer and marketer of rolling steel door and grille products designed for commercial, industrial, institutional and retail use, for $180,000, excluding certain post-closing adjustments. After taking into account estimated tax benefits resulting from the transaction, the effective purchase price was $170,000, subject to certain adjustments. CornellCookson was founded in 1828 as Cornell Iron Works and, in 2008, purchased the Cookson Company, which was founded in 1938, to form CornellCookson. The acquisition of CornellCookson expands Clopay’s existing footprint in the commercial door market and strengthens relationships with professional dealers and installers. Clopay had previously partnered with CornellCookson on customer solutions for over eight years. Consolidating the companies allows Clopay to broaden its existing portfolio of brands, products and customers to serve the commercial market more efficiently with multiple types of doors, and creates additional opportunity to expand our position in adjacent markets. Similar distribution and product composition between the businesses also allows for potential cost savings opportunities across distribution networks and through commodity purchasing.

Clopay has approximately 2,700 employees.

Brands

Clopay brings over 50 years of experience and innovation to the residential and sectional garage door industry, and has over 100 years of experience in the rolling steel industry. Residential and commercial sectional products are sold under market-leading brands including Clopay®, America’s Favorite Garage Doors®, Holmes Garage Door Company® and IDEAL Door®. Clopay commercial rolling steel door brands include Cornell®, Cookson®, CornellCookson® and Clopay®.

Products and Service

Clopay manufactures a broad line of residential sectional garage doors with a variety of options, at varying prices. Clopay offers garage doors made primarily from steel, plastic composite and wood, and also sells related products, such as garage door openers manufactured by third parties. Clopay also offers a complete line of entry door systems uniquely designed to complement its popular residential garage door styles.

Commercial door products manufactured and marketed by Clopay include rolling steel service doors, fire doors, and shutters, steel security grilles, and room dividers. Clopay also manufactures and markets commercial sectional doors, which are similar to residential garage doors, but are designed to meet the more demanding performance specifications of a commercial application.

Customers

Clopay is currently the exclusive supplier of residential garage doors throughout North America to Home Depot and Menards. The loss of either of these customers would have a material adverse effect on Clopay and Griffon. Clopay distributes its garage doors directly to customers from its manufacturing facilities and through its distribution centers located throughout the U.S. and Canada. These distribution centers allow Clopay to maintain an inventory of garage doors near installing dealers and provide quick-ship service to retail and professional dealer customers.

Product Development

Clopay product development efforts focus on both new products and improvements to existing products. Products are developed through in-house design and engineering staffs.

Clopay operates technical development centers where its research engineers design and develop new products and technologies and perform durability and performance testing of new and existing products, materials and finishes. Clopay continually improves its door offerings through these development efforts, focusing on characteristics such as strength, design, operating performance and durability, and energy efficiency. The process engineering teams also work to develop new manufacturing processes and production techniques aimed at improving manufacturing efficiencies and ensuring quality-made products.

 Sales and Marketing

The Clopay sales and marketing organization supports our customers, consults on new product development and aggressively markets door solutions, with a primary focus on the North American market. Clopay maintains a strong promotional presence, in both traditional and digital media.

Clopay customers utilize a proprietary residential door web application, the MyDoor® mobile enabled app, that guides consumers through an easy to use visualization and pricing program, allowing them to select the optimal door for their home. For Clopay's commercial products, Clopay's Commercial Door Quoter (CDQ®™) and CornellCookson's WebGen™ systems are available to assist our professional dealers streamline their quoting and submittal process for greater productivity and backroom efficiency improvement.

Raw Materials and Suppliers

The principal raw material used in Clopay's manufacturing is galvanized steel. Clopay also utilizes certain hardware components, as well as wood and insulated foam. All raw materials are generally available from a number of sources.

Competition

The sectional garage door and commercial rolling steel door industry includes several large national manufacturers and many smaller, regional and local manufacturers. Clopay competes on the basis of service, quality, price, brand awareness and product design.

Clopay brand names are widely recognized in the building products industry. Clopay believes that it has earned a reputation among installing dealers and retailers for producing a broad range of innovative, high-quality doors with industry leading lead times. Clopay's market position and brand recognition are key marketing tools for expanding its customer base, leveraging its distribution network and increasing its market share.

Manufacturing

On January 31, 2019, Clopay announced a $14,000 investment in facilities infrastructure and equipment at its rolling steel manufacturing location in Mountain Top, Pennsylvania.  This project includes a 90,000 square foot expansion to the already existing 184,000 square foot facility, along with the addition of state of the art manufacturing equipment.  Through this expansion, the Mountain Top location will improve its manufacturing efficiency and shipping operations, as well as increase manufacturing capacity to support full-rate production of new and core products. The project is expected to be completed by the end of calendar 2019.
Distribution

Clopay distributes its products through a wide range of distribution channels, including a national network of 51 distribution centers. Additionally, products are sold to over 2,500 independent professional installing dealers and to major home center retail chains including Home Depot and Menards (with the average length of the relationship with these customers being greater than 25 years). Clopay maintains strong relationships with its installing dealers and believes it is the largest supplier of sectional garage doors to the retail and professional installing channels in North America and the largest supplier of rolling steel door products in North America. Clopay is currently the exclusive supplier of residential garage doors throughout North America to Home Depot and Menards.

DEFENSE ELECTRONICS

Defense Electronics consists of Telephonics Corporation ("Telephonics"). Founded in 1933, Telephonics is recognized globally as a leading provider of highly sophisticated intelligence, surveillance and communications solutions that are deployed across a wide range of land, sea and air applications. Telephonics designs, develops, manufactures and provides logistical support and lifecycle sustainment services to defense, aerospace and commercial customers worldwide. In 2019, approximately 63% of the segment’s sales were to the U.S. Government and agencies thereof, as a prime or subcontractor, 32% to international customers and 5% to U.S. commercial customers. Telephonics is headquartered in Farmingdale, New York and currently has approximately 900 employees.

The U.S. defense budget for government fiscal year (GFY) 2020 is set at $718 billion with the President's defense budget request including major growth to most mission areas. This represents a $33 billion, or 5% increase over the GFY 2019 defense budget of $685 billion. Budgets through GFY 2024 increase with a compound annual growth rate ("CAGR") of approximately 1% over the GFY 2020 baseline budget level.

Internationally, demand is growing due to major system capability upgrades in existing systems and re-capitalization of aging assets. Industry reports indicate global defense spending to grow with a CAGR of about 3.5% over the 2016-2026 periods. The U.S. is the largest exporter of defense equipment in the world, and is expected to remain so for the foreseeable future, with significant increases in defense budgets expected in countries that have historically imported defense products from the U.S. such as Saudi Arabia, UAE, Taiwan, Australia, India, South Korea and Japan, among others.

Domestic and international defense market trends bode well for business opportunities for Telephonics products supporting Imaging and Surveillance Radar Systems, Communications, Surveillance and Border Surveillance.

Telephonics is organized into six primary business lines: Radar, Naval & Cyber Systems, Surveillance, Communications, Systems Engineering and Analysis (SEG), and Telephonics Large Scale Integration (TLSI).

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

•
Naval & Cyber Systems: As today’s global leader for maritime surveillance radars, Telephonics is the sole provider of the US Navy’s AN/APS-153 multi-mode radar and the communications suite within the MH-60R/S multi-mission helicopters. With a laser focus on tomorrow, Telephonics is developing the next generation multi-mode maritime and over-land surveillance AESA radar known as Telephonics MOSAIC®. Cyber Systems focuses on ISR aircraft integration design and services with a facility that includes a 7,000 square foot hanger and a Sensitive Compartmented Information Facility (SCIF) capable of supporting various customer and Government agencies “black” programs.

•
Surveillance: Telephonics is a global leader in Identification Friend or Foe (IFF), Monopulse Secondary Surveillance Radars (MSSR) and Air Traffic Control (ATC) systems enabling military and civilian air traffic controllers to effectively identify aircraft and vehicles as friendly. Telephonics provides both equipment and supporting services required to safely and reliably control flight operations. These systems are used by the U.S. Army, U.S. Navy, U.S. Air Force, U.S. Marines, Federal Aviation Administration ("FAA"), NATO and numerous international defense agencies including those of Japan and South Korea. They have been fielded globally in a wide range of ground, air and sea-based applications.

•
Communications: Telephonics' advanced wired and wireless communication systems provide the digital backbone for defense and civil platforms worldwide, including fixed- and rotary-wing aircraft, lighter-than-air aircraft and ground control shelters. These systems are designed to meet stringent customer requirements to support adaptability to special missions and communications protocol requirements. Telephonics' vehicle-based intercommunications systems deliver traditional intercom system capabilities while incorporating software-defined features, including an open architecture for integration into vehicle C4 (command, control, communications and computing) systems, networked communications gateways and combat vehicles. Commercial audio products and headsets are utilized worldwide in a wide range of military and civilian applications, including audiometric testing and onboard flight entertainment. Advanced transit communications systems deliver high-quality audio communications and critical travel information, enhancing passenger safety, as well as train crew intelligibility and operational efficiency. Telephonics communications systems are fielded within the U.S. Army, U.S. Navy, U.S. Air Force, U.S. Marines and numerous international defense agencies. These systems are also sold to aerospace manufacturers, commercial airlines and audiometric original equipment manufacturers.

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

•
Telephonics Large Scale Integration (TLSI): TLSI has designed nearly 400 mixed-signal custom Application Specific Integrated Circuits (ASICs) for customers in the automotive, industrial, defense/avionics and smart energy markets. TLSI works with its customers' technical teams, taking complete responsibility for the ASIC development process, from the initial ASIC specification definition through qualification and volume production, to meet the most stringent customer program requirements. Over 10 million ASICs are shipped every year.

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

Telephonics is a partner in Mahindra Telephonics Integrated Systems, a Joint Venture (JV) with Mahindra Defense Systems in India. The business is focused on providing the Indian defense and civil sectors with surveillance, communications and IFF systems. The JV also intends to provide air traffic management (ATM), border and perimeter security and other surveillance technologies to meet emerging demands.

Programs and Products

Based on long-established relationships supported by existing contractual arrangements, Telephonics is a first-tier supplier to prime contractors in the defense industry such as Lockheed Martin Corporation ("Lockheed Martin", which includes Sikorsky Aircraft), The Boeing Company ("Boeing"), Northrop Grumman Corporation ("Northrop Grumman"), Oshkosh Corporation ("Oshkosh"), Airbus Military, Airbus Helicopters, Leonardo (AgustaWestland) Helicopters, and SAAB (with the average length of the relationship with these customers being greater than 20 years), and is a prime contractor to the U.S. Department of Defense and FAA. The significance of each of these customers to Telephonics’ revenue fluctuates on an annual basis, based on the timing and funding of the Original Equipment Manufacturers (“OEM”) contract award, and the technological scope of the work required. Key products include maritime radars, identification friend or foe systems, mobile surveillance and communication systems. The significant contraction and consolidation in the U.S. and international defense industry provides opportunities for established first-tier suppliers to capitalize on existing relationships with major prime contractors and to play a larger role in defense systems development and procurement for the foreseeable future.

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

Backlog

The funded backlog for Telephonics approximated $389,300 at September 30, 2019, compared to $374,200 at September 30, 2018 (restated for the adoption of revenue recognition guidance on October 1, 2018). Approximately 72% of the current backlog is expected to be filled during 2020.

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

Research and Development (R&D)

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

Clopay Plastic Products - Discontinued Operations

On February 6, 2018, we completed the sale of our Plastics business to Berry Global Group, Inc. for approximately $465,000, net of certain post-closing adjustments. As a result, Griffon classified the results of operations of the Plastics business as discontinued operations in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operations in the consolidated balance sheets. All results and information presented exclude Plastics unless otherwise noted. Plastics is a global leader in the development and production of embossed, laminated and printed specialty plastic films for hygienic, health-care and industrial products and sells to some of the world's largest consumer products companies. See Note 7, Discontinued Operations.

Griffon Corporation

Employees

As of September 30, 2019, Griffon and its subsidiaries employ approximately 7,300 people located primarily throughout the U.S., Canada, the United Kingdom, Australia, Mexico and China. Approximately 200 of these employees are covered by collective bargaining agreements in the U.S., with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (an affiliate of the American Federation of Labor and Congress of Industrial Organizations), and the United Food & Commercial Workers International Union. Additionally, approximately 200 employees in Canada are represented by the Trade Union Advisory Committee. Griffon believes its relationships with its employees are satisfactory.

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

Customers

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue from continuing operations. In 2019:

a.	The U.S. Government and its agencies, through prime and subcontractor relationships, represented 10% of Griffon’s consolidated revenue and 63% of Defense Electronics' revenue.
b.	Home Depot represented 18% of Griffon’s consolidated revenue, 28% of CPP's revenue and 13% of HBP's revenue.

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

Seasonality

Griffon’s revenue and income are generally lowest in our first and fourth quarters ending December 31, and September 30, respectively, and highest in our second and third quarters ending March 31, and June 30, respectively, primarily due to the seasonality within the AMES and Clopay businesses. In 2019, 56% of AMES' sales occurred during the second and third quarters compared to 55% in 2018 and 2017. Clopay’s business is driven by renovation and construction during warm weather, which is generally at reduced levels during the winter months, generally in our second quarter. Defense Electronics revenue is generally driven by the delivery requirements of its customers, accordingly, Defense Electronics will often have increased revenue in the latter half of the year due to the U.S. government's annual budget cycle.

Demand for lawn and garden products is influenced by weather, particularly weekend weather during peak gardening season. AMES' sales volume can be adversely affected by certain weather patterns such as unseasonably cool or warm temperatures, hurricanes, water shortages or floods. In addition, lack of snow or lower than average snowfall during the winter season may result in reduced sales of certain AMES' products, such as snow shovels and other snow tools. As a result, AMES' results of operations, financial results and cash flows could be adversely impacted.

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

Intellectual Property

Griffon follows a practice of actively protecting and enforcing its proprietary rights in the U.S. and throughout the world where Griffon’s products are sold. All intellectual property information presented in this section is as of September 30, 2019.
Trademarks are of significant importance to Griffon’s AMES and Clopay businesses. With 50 years of experience and innovation in the garage door industry, and over 100 years of experience in the rolling steel door industry, Clopay has a significant level of goodwill in its strong family of brands, including: Clopay®, America’s Favorite Doors®; Holmes Garage Door Company®; IDEAL Door®; and the Cornell®, Cookson®, and CornellCookson® commercial door brands. Principal global and regional trademarks used by AMES for its tool and landscape products include AMES®, True Temper®, Garant®, Harper®, UnionTools®, Westmix™, Cyclone®, Southern Patio®, Northcote Pottery™, Nylex®, Hills®, Kelkay®, Tuscan Path®, La Hacienda®, Kelso™, and Dynamic Design®, as well as contractor-oriented brands including Razor-Back® Professional Tools and Jackson® Professional Tools. Storage and home organization brands within AMES include ClosetMaid®, MasterSuite®, Suite Symphony®, Cubeicals®, ExpressShelf®, SpaceCreations®, Maximum Load®, SuperSlide® and ShelfTrack®. The AMES and Clopay businesses have approximately 1,000 registered trademarks and approximately 250 pending trademark applications around the world. Griffon’s rights in these trademarks endure for as long as they are used and registered.
Patents are also important to the AMES and Clopay businesses. Clopay holds approximately 35 issued patents and 25 pending patent applications in the U.S., as well as approximately 10 and 20 corresponding foreign patents and patent applications, primarily related to garage door system components and operation. AMES protects its designs and product innovation through the use of patents, and currently has approximately 325 issued patents and approximately 50 pending patent applications in the U.S., as well as approximately 300 and 25 corresponding foreign patents and patent applications, respectively. Design patents are generally valid for fourteen years, and utility patents are generally valid for twenty years, from the date of filing. Griffon's patents are in various stages of their terms of validity.
In the government and defense business, formal intellectual property rights are of limited value. Therefore, the Telephonics business tends to hold most of its important intellectual property as trade secrets, which it protects through the use of contract terms and carefully restricting access to its technology.
Environmental, Social and Governance

We take into account environmental considerations in the management of our businesses.  For example, our newly constructed headquarters for AMES is largely constructed from recycled materials, much of which was scrap material from the manufacture of our products.  ClosetMaid’s wire shelving is manufactured from recycled steel.  Clopay’s garage doors feature energy saving insulation.  Across our facilities, we have installed energy efficient lighting systems that reduce our carbon footprint.  We divested our plastic film business that had the most environmentally controversial issues in connection with the disposal of the diapers and products that incorporated those films.

We are committed to the communities in which our facilities are located. To that end, we have invested in, expanded and continue to expand many of our facilities rather than outsource production. As a result we have created economically productive opportunities for employment for the residents of many of these communities. We also have a broad based employee stock ownership plan ("ESOP") in which the vast majority (over 90%) of our U.S. full-time employees participate (at no cost to them), which aligns the economic interests of these employees with our shareholders and provides these employees with a meaningful ownership stake in our Company. As of September 30, 2019, the shares held in the ESOP represented approximately 12% of our outstanding common stock.

Executive Officers of the Registrant

The following is a current list of Griffon’s executive officers:

Name	Age	Positions Held and Prior Business Experience
Ronald J. Kramer	61
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

Robert F. Mehmel	57
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

Brian G. Harris	50
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

Seth L. Kaplan	50
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

The current worldwide economic uncertainty and market volatility could continue to have an adverse effect on Griffon during 2020, particularly within the CPP and HBP segments, which is linked to the U.S. housing and the commercial property markets, and the U.S. economy in general. Purchases of many CPP and HBP products are discretionary for consumers who are generally more willing to purchase products during periods in which favorable macroeconomic conditions prevail. Additionally, the current condition of the credit markets could impact Griffon’s ability to refinance expiring debt or obtain additional credit on favorable terms for investments in current businesses or for acquisitions, or may render financing unavailable. Griffon is also exposed to certain fundamental economic risks including a decrease in the demand for the products and services it offers or a higher likelihood of default on its receivables.

Adverse trends and general economic conditions, especially those that relate to construction and renovation, will impact Griffon’s business.

The CPP and HBP businesses serve residential and commercial construction and renovation, and are influenced by market conditions that affect these industries. For the year ended September 30, 2019, approximately 45% and 40% of Griffon’s consolidated revenue was derived from the CPP and HBP segments, respectively, which was dependent on renovation of existing homes, new home construction, and commercial non-residential construction, repair and replacement. The strength of the U.S. economy, the age of existing home stock, job growth, interest rates, consumer confidence and the availability of consumer credit, as well as demographic factors such as migration into the U.S. and migration of the population within the U.S., have an effect on CPP and HBP.  To the extent market conditions for residential or commercial construction and renovation are weaker than expected, this will likely have an adverse impact on the performance and financial results of the CPP and HBP businesses.

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

Many CPP and HBP customers are large mass merchandisers, such as home centers, warehouse clubs, discount stores, commercial distributors and e-commerce companies. The growing share of the market represented by these large mass merchandisers, together with changes in consumer shopping patterns, have contributed to the increase of multi-category retailers and e-commerce companies that have strong negotiating power with suppliers. Many of these retailers import products directly from foreign suppliers to source and sell products under their own private label brands to compete with CPP and HBP products and brands, which puts increasing price pressure on the products of these businesses. In addition, the intense competition in the retail and e-commerce sectors, combined with the overall increasingly competitive economic environment, may result in a number of customers experiencing financial difficulty, or failing in the future. The loss of, or a failure by, one of CPP or HBP customers could adversely impact our sales and operating cash flows.

To address all of these challenges, CPP and HBP must be able to respond to these competitive pressures, and the failure to respond effectively could result in a loss of sales, reduced profitability and a limited ability to recover cost increases through price increases. In addition, there can be no assurance that Griffon will not encounter increased competition in the future, which could have a material adverse effect on Griffon’s financial results.

The loss of large customers can harm financial results.

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon's consolidated revenue. Home Depot, Lowe’s and Bunnings are significant customers of CPP, and Home Depot and Menards are significant customers of HBP. Home Depot accounted for approximately 18% of consolidated revenue, 28% of CPP's revenue and 13% HBP's revenue for the year ended September 30, 2019. The U.S. Government and its agencies and subcontractors, including Lockheed Martin and Boeing, is a significant customer of Telephonics, and together accounts for approximately 10% of consolidated revenue and 63% of Defense Electronics segment revenue (Lockheed Martin and Boeing each individually represent less than 10% of consolidated revenue inclusive of such sales to the U.S. Government). Future operating results will continue to substantially depend on the success of Griffon’s largest customers, as well as Griffon’s relationships with them. Orders from these customers are subject to fluctuation and may be reduced materially due to changes in customer needs or other factors. Any reduction or delay in sales of products to one or more of these customers could significantly reduce Griffon’s revenue. Griffon’s operating results will also depend on successfully developing relationships with additional key customers. Griffon cannot assure that its largest customers will be retained or that additional key customers will be recruited. Also, both CPP and HBP extend credit to its customers, which exposes it to credit risk. The largest customer accounted for approximately 20%, 8% and 12% of the net accounts receivable of CPP, HBP and Griffon’s net accounts receivable as of September 30, 2019, respectively. If this customer were to become insolvent or otherwise unable to pay its debts, the financial condition, results of operations and cash flows of CPP, HBP and Griffon could be adversely affected.

Reliance on third party suppliers and manufacturers may impair CPP and HBP ability to meet its customer demands.

CPP and HBP rely on a limited number of domestic and foreign companies to supply components and manufacture certain of its products. The percentage of CPP and HBP worldwide sourced finished goods as a percent of revenue approximated 32% and 8%, respectively, in 2019. The percentage of CPP and HBP's worldwide sourced components as a percent of cost of goods sold approximated 12% and 16%, respectively, in 2019. Reliance on third party suppliers and manufacturers may reduce control over the timing of deliveries and quality of both CPP and HBP products. Reduced product quality or failure to deliver products timely may jeopardize relationships with certain of CPP and HBP key customers. In addition, reliance on third party suppliers or manufacturers may result in the failure to meet CPP and HBP customer demands. Continued turbulence in the worldwide economy may affect the liquidity and financial condition of CPP and HBP suppliers. Should any of these parties fail to manufacture sufficient supply, go out of business or discontinue a particular component, alternative suppliers may not be found in a timely manner, if at all. Such events could impact the ability of CPP and HBP to fill orders, which could have a material adverse effect on customer relationships.

If Griffon is unable to obtain raw materials for products at favorable prices it could adversely impact operating performance.

CPP and HBP suppliers primarily provide resin, wood, steel and wire rod. Both of these businesses could experience shortages of raw materials or components for products or be forced to seek alternative sources of supply. If temporary shortages due to disruptions in supply caused by weather, transportation, production delays or other factors require raw materials to be secured from sources other than current suppliers, the terms may not be as favorable as current terms or certain materials may not be available at all. In recent years, both CPP and HBP have experienced price increases in steel and plastic resins.

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

CPP is subject to risks from sourcing from international locations, especially China

CPP' business is global, with products and raw materials sourced from, manufactured in and sold in multiple countries around the world. There are risks associated with conducting a business that may be impacted by political and other developments associated with international trade. In this regard, certain products sold by CPP in the United States and elsewhere are sourced from China; and raw materials used by CPP may be sourced from China and therefore may have their prices impacted by tariffs imposed on trade between the United States and China.

The sourcing of CPP finished goods, components and raw materials from China are generally subject to supply agreements with Chinese companies. China does not have a well-developed, consolidated body of laws governing agreements with international customers. Enforcement of existing laws or contracts based on existing law may be uncertain and sporadic, and it may be difficult to obtain swift and equitable enforcement or to obtain enforcement of a judgment by a court of another jurisdiction. The relative inexperience of China’s judiciary on matters of international trade in many cases creates additional uncertainty as to the outcome of any litigation. In addition, interpretation of statutes and regulations in China may be subject to government policies reflecting domestic political changes.

Because of the volume of sourcing by CPP from China, the ongoing trade dispute between the U.S. and China, including the imposition of tariffs on various Chinese imports into the U.S. at various times since March 2018, represents a continuing risk to CPP revenue and operating performance. Following the initial announcement in March 2018 of a 25% tariff on steel imports and a 10% tariff on aluminum imports, the Trump Administration imposed additional and/or increased tariffs on a wide variety of consumer and industrial items imported from China throughout the remainder of 2018 and 2019 to date. Some of these tariffs were subsequently reduced and/or delayed as the Trump Administration continues to pursue trade negotiations with China. The materials subject to these tariffs include various steel and aluminum finished goods, as well as a variety of resins, fabrics and wood products. As a result of these tariffs and the fluid nature of ongoing trade negotiations, we intend to continue to manage our China supply base, which may include raising prices on certain goods. This may in turn result in reduced sales or the loss of customers and could impact our operating performance.

CPP and HBP operations are also subject to the effects of international trade agreements and regulations such as the North American Free Trade Agreement, and the activities and regulations of the World Trade Organization. Although these trade agreements generally have positive effects on trade liberalization, sourcing flexibility and cost of goods by reducing or eliminating the duties and/or quotas assessed on products manufactured in a particular country, trade agreements can also adversely affect CPP and HBP businesses. For example, trade agreements can result in setting quotas on products that may be imported from a particular country into key markets including the U.S., Canada, Australia and the United Kingdom, or may make it easier for other companies to compete by eliminating restrictions on products from countries where CPP and HBP competitors source products.

The ability of CPP and HBP to import products in a timely and cost-effective manner may also be affected by conditions at ports or issues that otherwise affect transportation and warehousing providers, such as port and shipping capacity, labor disputes, severe weather or increased homeland security requirements in the U.S. and other countries. These issues could delay importation of products or require CPP and HBP to locate alternative ports or warehousing providers to avoid disruption to customers. These alternatives may not be available on short notice or could result in higher transit costs, which could have an adverse impact on CPP and HBP business and financial condition.

Griffon’s businesses are subject to seasonal variations and the impact of uncertain weather patterns.

Historically, overall Griffon revenue and earnings are lower in the first and second quarters ending December 31 and March 31, respectively and higher in the third and fourth quarters ending June 30 and September 30, respectively. Griffon's revenue and earnings are generally lowest in our first and fourth quarters ending December 31, and September 30, respectively, and highest in the second and third quarters ending March 31, and June 30, respectively, primarily due to the seasonality of the AMES business. In 2019, 56% of AMES' sales occurred during the second and third quarters. Clopay’s business is driven by residential renovation and construction, which occurs more during warm weather, than during the winter months, and so revenues and earnings of Clopay are generally lower in the second quarter. Telephonics historically has had higher revenue and earnings in the second half of Griffon's fiscal year ending September 30 (although this has not always been the case).

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

The manufacturing facilities for each of Griffon's businesses are concentrated in just a few locations, and in the case of CPP, some of these locations are abroad in low-cost locations. Any of Griffon's manufacturing facilities are subject to disruption for a variety of reasons, such as natural or man-made disasters, terrorist activities, disruptions of information technology resources, and utility interruptions. Such disruptions may cause delays in shipping products, which could result in the loss of business or customer trust, adversely affecting Griffon’s businesses and operating results.

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

If CPP and HBP do not continue to develop and maintain leading brands or realize the anticipated benefits of advertising and promotion spend, its operating results may suffer.

The ability of CPP and HBP to compete successfully depends in part on the company’s ability to develop and maintain leading brands so that retail and other customers will need its products to meet consumer demand. Leading brands allow both CPP and HBP to realize economies of scale in its operations. The development and maintenance of such brands require significant investment in brand-building and marketing initiatives. While CPP and HBP plan to continue to increase its expenditures for advertising and promotion and other brand-building and marketing initiatives over the long term, the initiatives may not deliver the anticipated results and the results of such initiatives may not cover the costs of the increased investment.

Unionized employees could strike or participate in a work stoppage.

At September 30, 2019, Griffon employed approximately 7,300 people on a full-time basis, approximately 6% of whom are covered by collective bargaining or similar labor agreements (all within Telephonics and CPP). If unionized employees engage in a strike or other work stoppage, or if Griffon is unable to negotiate acceptable extensions of agreements with labor unions, a significant disruption of operations and increased operating costs could occur. In addition, any renegotiation or renewal of labor agreements could result in higher wages or benefits paid to unionized employees, which could increase operating costs and as a result have a material adverse effect on profitability.

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

Telephonics sells products to the U.S. government and its agencies both directly and indirectly as a first-tier supplier to prime contractors in the defense industry such as Lockheed Martin, Boeing and Northrop Grumman. In the year ended September 30, 2019, U.S. government contracts and subcontracts accounted for approximately 10% of Griffon’s consolidated revenue. Contracts involving the U.S. government may include various risks, including:

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

Many Telephonics contracts contain performance obligations that require innovative design capabilities, are technologically complex, or are dependent upon factors not wholly within Telephonics' control. Failure to meet these obligations could adversely affect customer relations, future business opportunities, and overall profitability.

Telephonics designs, develops and manufactures advanced and innovative surveillance and communication products for a broad range of applications for use in varying environments. As with many of Telephonics' programs, system specifications, operational requirements and test requirements are challenging, exacerbated by the need for quick delivery schedules. Technical problems encountered and delays in the development or delivery of such products, as well as the inherent discretion involved in government approval related to compliance with applicable specifications of products supplied under government contracts, could prevent Telephonics from meeting contractual obligations, which could subject Telephonics to termination for default. Under a termination for default, the company is entitled to negotiate payment for undelivered work if the Government requests the transfer of title and delivery of partially completed supplies and materials. Conversely, if the Government does not make this request, there is no obligation to reimburse the company for its costs incurred. Telephonics may also be subject to the repayment of advance and progress payments, if any. Additionally, Telephonics may be liable to the Government for any of its excess costs incurred in acquiring supplies and services similar to those terminated for default, and for other damages. Should any of the foregoing events occur, it could result in a material adverse effect on Griffon's financial position.

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

Griffon and its companies conduct operations in Canada, Australasia, the United Kingdom, Mexico and China, and sell their products in many countries around the world. Sales of products through non-U.S. subsidiaries accounted for approximately 16% of consolidated revenue for the year ended September 30, 2019. These sales could be adversely affected by changes in political and economic conditions, trade protection measures, such as tariffs, the ability of the Company to enter into industrial cooperation agreements (offset agreements), differing intellectual property rights and laws and changes in regulatory requirements that restrict the sales of products or increase costs in such locations. Enforcement of existing laws in such jurisdictions can be uncertain, and the lack of a sophisticated body of laws can create various uncertainties, including with respect to customer and supplier contracts. Currency fluctuations between the U.S. dollar and the currencies in the non-U.S. regions in which Griffon does business may also have an impact on future reported financial results.

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

The issuance of additional equity securities or securities convertible into equity securities would result in dilution to existing stockholders’ equity interests. Griffon is authorized to issue, without stockholder vote or approval, 3,000,000 shares of preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of Griffon’s common stock. While there is no present intention of issuing any such preferred stock, Griffon reserves the right to do so at any time. In addition, Griffon is authorized to issue, without stockholder approval, up to 85,000,000 shares of common stock, of which 46,806,076 shares, net of treasury shares, were outstanding as of September 30, 2019. Additionally, Griffon is authorized to issue, without stockholder approval, securities convertible into either shares of common stock or preferred stock.

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

Griffon occupies approximately 9,300,000 square feet of general office, factory and warehouse space primarily throughout the U.S., Canada, Mexico, Australia, United Kingdom and China. For a description of the encumbrances on certain of these properties, see the Notes Payable, Capitalized Leases and Long-Term Debt footnote in the Notes to Consolidated Financial Statements. The following table sets forth certain information related to Griffon’s major facilities:

Location	Business Segment	Primary Use	Approx. Square Footage	Owned/ Leased	Lease End Year
New York, NY	Corporate	Headquarters	13,000	Leased	2025
Farmingdale, NY	Defense Electronics	Manufacturing/R&D	180,000	Owned
Huntington, NY	Defense Electronics	Manufacturing	90,000	Owned
Huntington, NY	Defense Electronics	Manufacturing	100,000	Leased	2021
Columbia, MD	Defense Electronics	Engineering	46,000	Leased	2025
Elizabeth City, NC	Defense Electronics	Manufacturing (Owned), Repair and Service (Leased)	46,500	Owned / Leased	2039
Troy, OH	Home and Building Products	Manufacturing	1,230,000	Leased	2021
Russia, OH	Home and Building Products	Manufacturing	250,000	Owned
Mountain Top, PA	Home and Building Products	Manufacturing	229,000	Owned /Leased	2020
Goodyear, AZ	Home and Building Products	Manufacturing	163,000	Owned
Carlisle, PA	Consumer and Professional Products	Manufacturing, Distribution	1,227,000	Leased	2035
Reno, NV	Consumer and Professional Products	Manufacturing, Distribution	400,000	Leased	2022
Camp Hill, PA	Consumer and Professional Products	Manufacturing	380,000	Owned
Harrisburg, PA	Consumer and Professional Products	Manufacturing	264,000	Owned
St. Francois, Quebec	Consumer and Professional Products	Manufacturing, Distribution	353,000	Owned
Falls City, NE	Consumer and Professional Products	Manufacturing	82,000	Owned
Champion, PA	Consumer and Professional Products	Wood Mill	225,000	Owned
Cork, Ireland	Consumer and Professional Products	Manufacturing, Distribution	74,000	Owned
Pollington Site, UK	Consumer and Professional Products	Manufacturing, Distribution	115,000	Owned
Gloucestershire, UK	Consumer and Professional Products	Distribution	46,000	Leased	2022
South Yorkshire, UK	Consumer and Professional Products	Manufacturing	59,000	Leased	2025
Australia (various)	Consumer and Professional Products	7 Distribution	562,000	Leased	2020 - 2027
Ocala, FL	Consumer and Professional Products	Manufacturing	676,000	Leased	2020
Grantsville, MD	Consumer and Professional Products	Manufacturing	155,000	Owned
Reynosa, MX	Consumer and Professional Products	Manufacturing (owned), Distribution (leased)	133,000	Owned /Leased	2020
Chino, CA	Consumer and Professional Products	Distribution	202,000	Leased	2021
Pharr, TX	Consumer and Professional Products	Distribution	80,000	Leased	2022
Belle Vernon, PA	Consumer and Professional Products	Distribution	300,000	Leased	2022
Fairfield, IA	Consumer and Professional Products	Manufacturing	54,000	Leased	2021
Guangdong, China	Consumer and Professional Products	Manufacturing	88,000	Leased	2021

Griffon also leases approximately 1,100,000 square feet of space for the HBP distribution centers in numerous facilities throughout the U.S. and in Canada. In addition, Griffon leases approximately 100,000 square feet of office space throughout the U.S. CPP also owns approximately 200,000 square feet of additional space for operational wood mills in the U.S.

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

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Griffon’s Common Stock is listed for trading on the New York Stock Exchange under the symbol “GFF”.

Dividends

During 2019, 2018 and 2017, the Company declared and paid dividends totaling $0.29 per share, $0.28 per share and $0.24 per share, respectively. In addition, on March 7, 2018, the Board of Directors declared a special cash dividend of $1.00 per share, paid on April 16, 2018 to shareholders of record as of the close of business on March 29, 2018. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends.

On November 13, 2019, the Board of Directors declared a cash dividend of $0.075 per share, payable on December 19, 2019 to shareholders of record as of the close of business on November 27, 2019.

Holders

As of October 31, 2019, there were approximately 8,700 holders of Griffon’s Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following sets forth information relating to Griffon’s equity compensation plans as of September 30, 2019:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (2)	Weighted- average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	—	$—	270,937

Equity compensation plans not approved by security holders	—	$—	—

(1)
Excludes restricted shares and restricted stock units issued in connection with Griffon’s equity compensation plans. The total reflected in column (c) includes shares available for grant as any type of equity award under the Incentive Plan.

(2)	A stock option to purchase 350,000 shares at an exercise price of $20.00 expired on October 1, 2018.

Issuer Purchase of Equity Securities

The table below presents shares of Griffon Stock which were acquired by Griffon during the fourth quarter of 2019:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2019	—	$—	—
August 1 - 31, 2019	—	—	—
September 1 - 30, 2019	—	—	—
Total	—	$—	—	$57,955	(1)

1.
Shares, if any, purchased by the Company in open market purchases are pursuant to share repurchases authorized by the Company’s Board of Directors. On each of August 3, 2016 and August 1, 2018, the Company’s Board of Directors authorized the repurchase of up to $50,000 of Griffon common stock; as of September 30, 2019, $57,955 remained available for purchase under these Board authorized repurchase programs.

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

The following graph sets forth the cumulative total return to Griffon’s stockholders during the five years ended September 30, 2019, as well as an overall stock market (S&P Small Cap 600 Index) and Griffon’s peer group index (Dow Jones U.S. Diversified Industrials Index). Assumes $100 was invested on September 30, 2014, including the reinvestment of dividends, in each category.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Griffon Corporation, the S&P Smallcap 600 Index
and the Dow Jones US Diversified Industrials Index

Item 6.    Selected Financial Data

	For the Years Ended September 30,
(in thousands, except per share amounts)	2019	2018	2017	2016	2015
Revenue	$2,209,289	$1,977,918	$1,524,997	$1,477,035	$1,483,291

Income (loss) before taxes and discontinued operations	$72,178	$33,810	$16,698	$32,213	$19,066
Provision (benefit) for income taxes	26,556	555	(1,085)	12,432	6,772
Income (loss) from continuing operations	45,622	33,255	17,783	19,781	12,294
Income (loss) from discontinued operations	(8,335)	92,423	(2,871)	10,229	21,995
Net Income (loss)	$37,287	$125,678	$14,912	$30,010	$34,289

Basic earnings (loss) per share:
Continuing operations	$1.11	$0.81	$0.43	$0.48	$0.28
Discontinued operations	(0.20)	2.25	(0.07)	0.25	0.49
Net income (loss)	$0.91	$3.06	$0.36	$0.73	$0.77
Weighted average shares outstanding	40,934	41,005	41,005	41,074	44,608

Diluted earnings (loss) per share:
Continuing operations	$1.06	$0.78	$0.41	$0.45	$0.26
Discontinued operations	(0.20)	2.18	(0.07)	0.23	0.47
Net income (loss)	$0.87	$2.96	$0.35	$0.68	$0.73
Weighted average shares outstanding	42,888	42,422	43,011	44,109	46,939

Cash dividends declared per common share	$0.29	$1.28	$0.24	$0.20	$0.16

Capital expenditures	$45,361	$50,138	$34,937	$59,276	$46,308
Depreciation and amortization	$61,848	$55,803	$47,878	$46,342	$45,834
Total assets	$2,074,939	$2,084,890	$1,873,541	$1,782,096	$1,712,813

Current portion of debt	$10,525	$13,011	$11,078	$13,932	$8,170
Long term portion of debt, net	1,093,749	1,108,071	968,080	896,946	803,617
Total debt, net	$1,104,274	$1,121,082	$979,158	$910,878	$811,787

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

2019 includes a benefit from the reversal of contingent consideration related to the Kelkay acquisition of $1,646 ($1,333, net of tax, or $0.03 per share) and discrete and certain other tax provisions, net, of $2,035 or $0.05 per share.

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

On June 4, 2018, Clopay Corporation ("Clopay") (previously known as Clopay Building Products Company, Inc.) acquired CornellCookson, Inc. ("CornellCookson"), a leading US manufacturer and marketer of rolling steel door and grille products designed for commercial, industrial, institutional and retail use, for an effective purchase price of approximately $170,000. CornellCookson, as expected, generated over $200,000 in revenue in the first full year of operations. The accounts, affected for adjustments to reflect fair market values assigned to assets purchased and liabilities assumed, and results of operations of CornellCookson, are included in the Company’s consolidated financial statements from the date of acquisition of June 4, 2018. See Note 3, Acquisitions.

On November 16, 2017, Griffon announced it entered into a definitive agreement to sell Clopay Plastic Products Company, Inc. ("Plastics") and on February 6, 2018, completed the sale to Berry Global, Inc. ("Berry") for approximately $465,000, net of certain post-closing adjustments. As a result, Griffon classified the results of operations of the Plastics business as discontinued operations in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operations in the consolidated balance sheets. All results and information presented exclude Plastics unless otherwise noted. See Note 7, Discontinued Operations.

On October 2, 2017, Griffon acquired ClosetMaid LLC ("ClosetMaid") for approximately $185,700, inclusive of post-closing adjustments, or $165,000 net of the estimated present value of tax benefits resulting from the transaction. ClosetMaid, founded in 1965, is a leading North American manufacturer and marketer of wood and wire closet organization, general living storage and wire garage storage products and sells to some of the largest home center retail chains, mass merchandisers, and direct-to-builder professional installers in North America. ClosetMaid, as expected, generated over $300,000 in revenue in the first twelve months after the acquisition. The accounts, affected for adjustments to reflect fair market values assigned to assets purchased and liabilities assumed, and results of operations of ClosetMaid are included in the Company’s consolidated financial statements from the date of acquisition of October 2, 2017. See Note 3, Acquisitions.

In the fourth quarter of fiscal 2019, Griffon modified its reportable segment structure to provide investors with improved visibility after a series of portfolio repositioning actions which included the divestiture of the Plastics business, the acquisition of ClosetMaid and its subsequent integration into The AMES Companies, Inc. (“AMES”), and the acquisition of CornellCookson by Clopay. Griffon now reports its operations through three reportable segments: the newly formed Consumer and Professional Products segment, which consists of AMES; Home and Building Products, which consists of Clopay; and Defense Electronics, which consists of Telephonics Corporation.

Griffon currently conducts its continuing operations through three reportable segments:

•
Consumer and Professional Products ("CPP") conducts its operations through AMES. Founded in 1774, AMES is the leading North American manufacturer and a global provider of branded consumer and professional tools and products for home storage and organization, landscaping, and enhancing outdoor lifestyles. CPP sells products globally through a portfolio of leading brands including True Temper, AMES, and ClosetMaid. CPP revenue was 45%, 48%, and 36% of Griffon’s consolidated revenue in 2019, 2018 and 2017, respectively.

•
Home and Building Products ("HBP") conducts its operations through Clopay. Founded in 1964, Clopay is the largest manufacturer and marketer of garage doors and rolling steel doors in North America.  Residential and commercial sectional garage doors are sold through professional dealers and leading home center retail chains throughout North America under the brands Clopay, Ideal, and Holmes. Rolling steel door and grille products designed for commercial, industrial, institutional, and retail use are sold under the CornellCookson brand. HBP revenue was 40%, 35% and 37% of Griffon’s consolidated revenue in 2019, 2018 and 2017, respectively.

•
Defense Electronics conducts its operations through Telephonics Corporation ("Telephonics"), founded in 1933, a globally recognized leading provider of highly sophisticated intelligence, surveillance and communications solutions for defense, aerospace and commercial customers. Telephonics’ revenue was 15%, 17% and 27% of Griffon’s consolidated revenue in 2019, 2018 and 2017, respectively.

CONSOLIDATED RESULTS OF OPERATIONS

2019 Compared to 2018

Revenue from continuing operations for the year ended September 30, 2019 was $2,209,289, compared to $1,977,918 in the year ended September 30, 2018, an increase of 12%, primarily driven by increased revenue at CPP and HBP from both recent acquisitions and organic growth, and increased revenue at Defense Electronics. Organic growth was 5%. Gross profit for 2019 was $595,269 compared to $529,181 in 2018, with gross margin as a percent of sales (“gross margin”) of 26.9% in 2019, compared to 26.8% in 2018.

Selling, general and administrative (“SG&A”) expenses from continuing operations in 2019 of $460,004 increased 5% from 2018 of $436,380. The 2019 SG&A expenses include income from the reversal of contingent consideration related to the Kelkay acquisition of $1,646. The 2018 SG&A expenses included acquisition costs of $7,597, special dividend ESOP charges of $3,220, cost of a life insurance benefit of $2,614 and secondary offering costs of $1,205. Excluding these items from both periods the 2019 SG&A expenses increased 9% over 2018 primarily related to the June 4, 2018 acquisition of CornellCookson and increased distribution and related freight costs at HBP due to increased sales volume. SG&A for 2019, as a percent of revenue, was 20.8% compared to 22.1% in 2018, or 20.9% and 21.3%, respectively, excluding the items detailed above.

Interest expense from continuing operations in 2019 of $68,066 increased 3.8% compared to 2018 of $65,568, primarily as a result of increased outstanding borrowings and interest rates on our Revolving Credit Facility.

Other income (expense) from continuing operations of $4,173 in 2019 and $4,880 in 2018 consists primarily of currency exchange transaction gains and losses from receivables and payables held in non-functional currencies, and net gains or losses on investments. Additionally, Other income (expense) included net periodic benefit plan income of $3,148 and $3,649, respectively. Effective October 1, 2018, these benefit amounts are required to be included in other income; in the past these were in Cost of goods and services and Selling, general and administrative expenses as a result of implementation of the new accounting standard on pensions. All periods have been restated. See Note 11 - Employee Benefit Plans for further information on the implementation of this guidance.

Griffon reported pretax income from continuing operations for 2019 of $72,178 compared to $33,810 for 2018. In 2019, the Company recognized a tax provision of 36.8% compared to 1.6% in 2018.  The 2019 tax rate included $2,035 of discrete and certain other tax provisions, net. The 2018 tax rate included $9,384 of discrete and certain other tax benefits, net, primarily from the revaluation of deferred tax liabilities and the provisional amount recorded for the IRC section 965 transition tax on the untaxed foreign earnings net of foreign tax credits, related to the TCJA.

Excluding the discrete and certain other tax benefits, net, and certain other items from continuing operations, as listed below, the effective tax rates for 2019 and 2018 were 34.3% and 33.8%, respectively. These rates reflect the impact of tax reserves and changes in earnings mix between U.S. and non-U.S. operations.

Income from continuing operations for 2019 was $45,622, or $1.06 per share, compared to $33,255, or $0.78 per share in 2018.

The 2019 Income from continuing operations included a benefit from the reversal of contingent consideration related to the Kelkay acquisition of $1,646 ($1,333, net of tax, or $0.03 per share) and discrete and certain other tax provisions, net, of $2,035 or $0.05 per share.

The 2018 income from continuing operations included the following:

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

Excluding these items from both reporting periods, 2019 Income from continuing operations would have been $46,324, or $1.08 per share compared to $32,086, or $0.76 per share, in 2018.

2018 Compared to 2017

Revenue from continuing operations for the year ended September 30, 2018 was $1,977,918, compared to $1,524,997 in the year ended September 30, 2017, an increase of 30%, primarily driven by increased revenue at CPP and HBP from both recent acquisitions and organic growth, partially offset by decreased revenue at Defense Electronics. Gross profit for 2018 was $529,181 compared to $408,126 in 2017, with gross margin as a percent of sales (“gross margin”) of 26.8% in 2018, consistent with 2017.

Selling, general and administrative (“SG&A”) expenses from continuing operations in 2018 of $436,380 increased 28% from 2017 of $341,092. The 2018 SG&A expenses included acquisition costs of $7,597, special dividend ESOP charges of $3,220, cost of a life insurance benefit of $2,614 and secondary offering costs of $1,205. The 2017 SG&A expenses included acquisition costs of $9,617 and contract settlement charges of $5,137. Excluding these items from both periods, the 2018 SG&A expenses increased 29% over 2017 primarily related to incremental SG&A expenses associated with acquisitions. SG&A for 2018, as a percent of revenue, was 22.1%, compared to 22.4% for 2017, or 21.3% and 21.4%, respectively, excluding the items detailed above.

Interest expense from continuing operations in 2018 of $65,568 increased 27% compared to 2017 of $51,513, primarily as a result of increased debt levels related to the October 2017 add-on offering of $275,000 of 5.25% senior notes due 2022, partially offset by lower outstanding borrowings on our Revolving Credit Facility.

Other income (expense) from continuing operations of $4,880 in 2018 and $1,113 in 2017 consists primarily of currency exchange transaction gains and losses from receivables and payables held in non-functional currencies, and net gains on investments. Additionally, Other income (expense) included net periodic benefit plan income of $3,649 and $1,993, respectively. Effective October 1, 2018, these benefits amounts are required to be included in other income; in the past these were in Cost of goods and services and Selling, general and administrative expenses, as a result of implementation of the new accounting standard on pensions. All periods have been restated. See Note 11 - Employee Benefit Plans for further information on the implementation of this guidance.

Griffon reported pretax income from continuing operations of $33,810 for 2018 compared to $16,698 for 2017. In 2018, the Company recognized a tax provision of 1.6% compared to 6.5% in 2017.  The 2018 tax rate included $9,384 of discrete and certain other tax benefits, net, primarily from the revaluation of deferred tax liabilities and the provisional amount recorded for the IRC section 965 transition tax on the untaxed foreign earnings net of foreign tax credits, related to the TCJA. The 2017 tax rate included $8,274 of discrete and certain other tax benefits, net, related primarily to excess tax benefits from the vesting of equity awards within income tax expense, a federal domestic production activities deduction and a federal R&D credit.

Excluding the discrete and certain other tax benefits, net, and certain other items from continuing operations, as listed below, the effective tax rates for 2018 and 2017 were 33.8% and 39.7%, respectively. These rates reflect the impact of tax reserves and changes in earnings mix between U.S. and non-U.S. operations.

Income from continuing operations was $33,255, or $0.78 per share, for 2018 compared to $17,783, or $0.41 per share in 2017.
The 2018 Income from continuing operations included the following:

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

The 2017 Income from continuing operations included the following:

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

GRIFFON CORPORATION AND SUBSIDIARIES
RECONCILIATION OF INCOME FROM CONTINUING OPERATIONS
TO ADJUSTED INCOME FROM CONTINUING OPERATIONS
(Unaudited)

	For the Years Ended September 30,
	2019	2018	2017
Income from continuing operations	$45,622	$33,255	$17,783
Adjusting items:
Acquisition costs	—	7,597	9,617
Contract settlement charges	—	—	5,137
Acquisition contingent consideration	(1,646)	—	—
Special dividend ESOP charges	—	3,220	—
Secondary equity offering costs	—	1,205	—
Cost of life insurance benefit	—	2,614	—
Tax impact of above items	313	(6,421)	(5,309)
Discrete and other certain tax provisions (benefits)	2,035	(9,384)	(8,274)
Adjusted income from continuing operations	$46,324	$32,086	$18,954

Earnings per common share from continuing operations	$1.06	0.78	$0.41

Adjusting items, net of tax:
Acquisition costs	—	0.12	0.14
Contract settlement charges	—	—	0.08
Acquisition contingent consideration	(0.03)	—	—
Special dividend ESOP charges	—	0.05	—
Secondary equity offering costs	—	0.02	—
Cost of life insurance benefit	—	0.01	—
Discrete and other certain tax provisions (benefits)	0.05	(0.22)	(0.19)
Adjusted earnings per share from continuing operations	$1.08	0.76	$0.44
Weighted-average shares outstanding (in thousands)	42,888	42,422	43,011

REPORTABLE SEGMENTS

In the fourth quarter of fiscal 2019, Griffon modified its reportable segment structure to provide investors with improved visibility after a series of portfolio repositioning actions which included the divestiture of the Plastics business, the acquisition of ClosetMaid and its subsequent integration into AMES, and the acquisition of CornellCookson by Clopay. Griffon now reports its operations through three reportable segments: the newly formed Consumer and Professional Products segment, which consists of AMES; Home and Building Products, which consists of Clopay; and Defense Electronics, which consists of Telephonics Corporation.

Griffon evaluates performance and allocates resources based on each segment's operating results from continuing operations before interest income and expense, income taxes, depreciation and amortization, unallocated amounts (primarily corporate overhead), restructuring charges, loss on debt extinguishment and acquisition related expenses, as well as other items that may affect comparability, as applicable (“Adjusted EBITDA”, a non-GAAP measure). Griffon believes this information is useful to investors for the same reason.

See table provided in Note 18 - Reportable Segments for a reconciliation of Segment Adjusted EBITDA to Income before taxes from continuing operations.

Consumer and Professional Products

	For the Years Ended September 30,
	2019		2018		2017

Revenue	$1,000,608		$953,612		$545,269

Adjusted EBITDA	$90,677	9.1%	$77,061	8.1%	$45,002	8.3%

Depreciation and amortization	32,289		30,816		25,207

2019 Compared to 2018

CPP revenue in 2019 increased $46,996, or 5%, compared to 2018, driven by increased revenue from pricing and mix of 3% and volume of 4%, partially offset by a 2% unfavorable impact due to foreign exchange.

CPP Adjusted EBITDA in 2019 increased 18% to $90,677 compared to $77,061 in 2018, primarily driven by the increased revenue as noted above, partially offset by increased material and tariff costs. Depreciation and amortization increased $1,473 from 2018, primarily from acquisitions.

Strategic Initiative

Griffon is developing a next-generation business platform for The AMES Companies and its ClosetMaid business (collectively "CPP") to enhance the growth, efficiency, and competitiveness of its U.S. operations.

This initiative includes three key development areas. First, multiple independent information systems will be unified into a single data and analytics platform which will serve the whole CPP U.S. enterprise. Second, certain CPP U.S. operations will be consolidated to optimize facilities footprint and talent. Third, strategic investments in automation and facilities expansion will be made to increase the efficiency of our manufacturing and fulfillment operations, and support e-commerce growth.

The roll-out of the new business platform will occur over approximately a three-year period, with completion expected by the end of calendar 2022. When fully implemented, these actions will result in an annual cash savings of $15,000 to $20,000, and a $20,000 to $25,000 reduction in inventory at current operating levels.

The cost to implement this new business platform, over the three-year duration of the project, will include approximately $35,000 of one-time charges and approximately $40,000 in capital investments. The one-time charges are comprised of $16,000 of cash charges, which includes $12,000 personnel-related costs such as training, severance, and duplicate personnel costs as well as $4,000 of facility and lease exit costs. The remaining $19,000 of charges are non-cash and are primarily related to asset write-downs.

2018 Compared to 2017

CPP revenue in 2018 increased $408,343, or 75%, compared to 2017 with 73% due to the acquisitions of La Hacienda, Tuscan Path, ClosetMaid ("CM"), Harper and Kelkay, as well as increased revenue from favorable mix and pricing of 2%. Organic growth was 2%. 2018 CM revenue was $311,568.

CPP Adjusted EBITDA in 2018 was $77,061 compared to $45,002 in 2017, an increase of $32,059, or 71%, primarily driven by the increased revenue as noted above, partially offset by increased steel and resin costs, and tariffs. Depreciation and amortization increased $5,609 from 2017, primarily from acquisitions.

2018 and 2017 acquisitions

On February 13, 2018, AMES acquired Kelkay, a leading United Kingdom manufacturer and distributor of decorative outdoor landscaping products sold to garden centers, retailers and grocers in the UK and Ireland for approximately $56,118 (GBP 40,452), subject to contingent consideration of up to GBP 7,000. In 2019, GBP 1,300 was reversed into income as it was highly probable a portion of the contingent consideration would not be earned; this benefit was excluded from CPP Adjusted EBITDA. This acquisition broadened AMES' product offerings in the market and increased its in-country operational footprint. Kelkay contributed approximately $35,000 in revenue in the first twelve months after the acquisition.

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
Home and Building Products

	For the Years Ended September 30,
	2019		2018		2017

Revenue	$873,640		$697,969		$568,001

Adjusted EBITDA	$120,161	13.8%	$100,339	14.4%	$81,764	14.4%

Depreciation and amortization	18,334		13,717		11,340

2019 Compared to 2018

HBP revenue in 2019 increased $175,671, or 25%, compared to 2018, with 19% due to the acquisition of CornellCookson, 5% from favorable mix and pricing and 1% from increased volume. Organic growth was 6%. CornellCookson revenue was $202,742.

HBP Adjusted EBITDA in 2019 increased 20% to $120,161 compared to $100,339 in 2018, primarily driven by the increased revenue as noted above, partially offset by increased material and tariff costs. Depreciation and amortization increased $4,617 from 2018, primarily from acquisitions.

On January 31, 2019, Clopay announced a $14,000 investment in facilities infrastructure and equipment at its CornellCookson location in Mountain Top, Pennsylvania.  This project includes a 90,000 square foot expansion to the already existing 184,000 square foot facility, along with the addition of state of the art manufacturing equipment.  Through this expansion, the CornellCookson Mountain Top location will improve its manufacturing efficiency and shipping operations, as well as increase manufacturing capacity to support full-rate production of new and core products. For the year ended September 30, 2019, $6,300 of the $14,000 was expended on this project. The project is expected to be completed by the end of calendar 2019.

2018 Compared to 2017

HBP revenue in 2018 increased $129,968, or 23%, compared to 2017 with 12% due to the acquisition of CornellCookson, increased revenue from favorable mix and pricing of 10% and increased volume contributed 2%. 2018 CC revenue was $66,654.

HBP Adjusted EBITDA in 2018 was $100,339 compared to $81,764 in 2017, an increase of $18,575, or 23%, primarily driven by the increased revenue as noted above, partially offset by increased steel and resin costs, and tariffs. Depreciation and amortization increased $2,377 from 2017, primarily from acquisitions.
Acquisitions

On June 4, 2018, Clopay completed the acquisition of CornellCookson, a leading US manufacturer and marketer of rolling steel door and grille products designed for commercial, industrial, institutional and retail use, for $180,000, excluding certain post-closing adjustments primarily related to working capital. After taking into account the net of the estimated present value of tax benefits resulting from the transaction, the effective purchase price is approximately $170,000. The acquisition of CornellCookson substantially expanded Clopay’s non-residential product offerings, and added an established professional dealer network focused on rolling steel door and grille products for commercial, industrial, institutional and retail use. CornellCookson, as expected, generated over $200,000 in revenue in the first full year of operations.

Defense Electronics

	For the Years Ended September 30,
	2019		2018		2017
Revenue	$335,041		$326,337		$411,727

Adjusted EBITDA	$35,104	10.5%	$36,063	11.1%	$45,931	11.2%

Depreciation and amortization	10,667		10,801		10,851

2019 Compared to 2018

Defense Electronics revenue in 2019 increased $8,704, or 3%, compared to 2018, primarily due to increased volume of ground and airborne maritime surveillance radars, partially offset by Multi-Mode airborne maritime surveillance systems.
Defense Electronics Adjusted EBITDA in 2019 decreased $959, or 3%, compared to 2018, primarily due to unfavorable mix and efficiencies associated with Multi-Mode maritime surveillance systems, partially offset by reduced operating expenses.

During 2019, Defense Electronics was awarded new contracts and incremental funding on existing contracts approximating $350,200. Contract backlog was $389,300 at September 30, 2019 with 72% expected to be fulfilled in the next 12 months; backlog restated for the adoption of revenue recognition guidance on October 1, 2018 was $374,200 at September 30, 2018. Backlog is defined as unfilled firm orders for products and services for which funding has been both authorized and appropriated by the customer or Congress, in the case of the U.S. government agencies. The increase in backlog was primarily due to various U.S. and international contract awards associated with radar and surveillance opportunities.

2018 Compared to 2017

Defense Electronics revenue in 2018 decreased $85,390, or 21%, compared to 2017, primarily due to decreased maritime surveillance radar and electronic countermeasure systems revenue.
Defense Electronics Adjusted EBITDA in 2018 decreased $9,868 from 2017, primarily due to the decreased revenue noted above and the impact of revised estimates to complete remaining performance obligations on certain airborne intercommunications systems.

Unallocated Amounts

For 2019, unallocated amounts, excluding depreciation, consisted primarily of corporate overhead costs, totaled $46,302 compared to $45,343 in 2018, with the increase primarily due to compensation and incentive costs.

For 2018, unallocated amounts, excluding depreciation, consisted primarily of corporate overhead costs, totaled $45,343 compared to $41,918 in 2017, with the increase primarily due to compensation, incentive and relocation costs.

Depreciation and Amortization

Depreciation and amortization of $61,848 in 2019 compared to $55,803 in 2018; the increase was primarily due to depreciation and amortization on assets acquired in acquisitions.

Depreciation and amortization of $55,803 in 2018 compared to $47,878 in 2017; the increase was primarily due to depreciation and amortization on assets acquired in acquisitions.

Comprehensive Income (Loss)

During 2019, total other comprehensive Income (loss), net of taxes, of $(31,804) included a loss of $8,460 from foreign currency translation adjustments primarily due to the weakening of the Euro, Canadian, British and Australian currencies, all in comparison to the U.S. Dollar; a $23,055 loss from Pension and other post-retirement benefits, primarily associated with a decrease in the assumed discount rate compared to 2018; and a $289 loss on cash flow hedges.
During 2018, total other comprehensive income, net of taxes, of $26,369 included a gain of $14,866 related to the removal of Plastics' foreign currency translation loss, which is considered in the gain on the disposal of discontinued operations; a loss of $5,463 from foreign currency translation adjustments primarily due to the weakening of the Euro, Canadian, British and Australian currencies, all in comparison to the U.S. Dollar; a $16,381 gain from Pension and other post-retirement benefits, primarily associated with a $10,053 SERP benefit related to the passing of our Chairman of the Board and an increase in the assumed discount rate compared to 2017; and a $585 gain on cash flow hedges.

DISCONTINUED OPERATIONS

During 2019, Griffon recorded an $11,050 charge ($8,335, net of tax) to discontinued operations. The charge consisted primarily of a purchase price adjustment to resolve a claim related to the $465,000 Plastics divestiture and included an additional reserve for a legacy environmental matter. During 2019, $9,500 of this charge was paid.

Plastics

On November 16, 2017, Griffon announced it entered into a definitive agreement to sell Plastics and on February 6, 2018, completed the sale to Berry for approximately $465,000, net of certain post-closing adjustments. As a result, Griffon classified the results of operations of the Plastics business as discontinued operations in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operations in the consolidated balance sheets. All results and information presented exclude Plastics unless otherwise noted. Plastics is a global leader in the development and production of embossed, laminated and printed specialty plastic films for hygienic, health-care and industrial products and sells to some of the world's largest consumer products companies.

Installation Services and Other Discontinued Activities

In 2008, as a result of the downturn in the residential housing market, Griffon exited substantially all operating activities of its Installation Services segment which sold, installed and serviced garage doors and openers, fireplaces, floor coverings, cabinetry and a range of related building products, primarily for the new residential housing market. Griffon sold eleven units, closed one unit and merged two units into HBP. Operating results of substantially this entire segment have been reported as discontinued operations in the Consolidated Statements of Operations and Comprehensive Income (Loss) for all periods presented; Installation Services is excluded from segment reporting.

Griffon substantially concluded remaining disposal activities in 2009. There was no reported revenue in 2019, 2018 and 2017. During 2017, Griffon recorded $5,700 of reserves in discontinued operations related to historical environmental remediation efforts and to increase the reserve for homeowner association claims (HOA) related to installation services.

At September 30, 2019, Griffon’s liabilities for Plastics, Installations Services and other discontinued operations primarily related to insurance claims, income taxes and product liability, warranty and environmental reserves totaling liabilities of approximately $7,664. At September 30, 2018, Griffon’s liabilities for Plastics and Installations Services and other discontinued operations totaled approximately $9,857 and primarily related to insurance claims, income taxes and product liability, warranty and environmental reserves and stay and transaction bonuses. See Note 7, Discontinued Operations.

LIQUIDITY AND CAPITAL RESOURCES

Management assesses Griffon’s liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting liquidity include cash flows from operating activities, capital expenditures, acquisitions, dispositions, bank lines of credit and the ability to attract long-term capital under satisfactory terms. Griffon believes it has sufficient liquidity available to invest in existing businesses and strategic acquisitions while managing its capital structure on both a short-term and long-term basis.

The following table is derived from the Consolidated Statements of Cash Flows:

Cash Flows from Continuing Operations	Years Ended September 30,
(in thousands)	2019	2018
Net Cash Flows Provided By (Used In):
Operating activities	$113,958	$58,192
Investing activities	(74,553)	2,574
Financing activities	(34,976)	39,065

Cash provided by operating activities from continuing operations for 2019 was $113,958 compared to $58,192 in 2018. Cash provided by income from continuing operations, adjusted for non-cash expenditures, was offset by a net increase in working capital, primarily driven by increased inventory, partially offset by decreases in accounts receivable, contract costs and recognized income not yet billed and increases in accounts payable. 2018 included cash expenditures of $14,821 related to items that affect comparability, primarily related to acquisition diligence. 2019 did not include such expenditures.

During 2019, Griffon used $74,553 in investing activities from continuing operations compared to $2,574 provided in 2018. Payments for acquired businesses totaled $9,219 in 2019 compared to $430,932 in 2018. Payments for acquired businesses in 2019 consisted solely of a final working capital adjustment for CornellCookson of $9,219. Payments for acquired businesses in 2018 were made to consummate the October 2, 2017 acquisition of ClosetMaid for approximately $185,700, inclusive of post-closing adjustments and excluding the estimated present value of tax benefits. Additionally, on November 6, 2017, AMES acquired Harper for approximately $5,000, excluding certain post-closing adjustments, and on February 13, 2018, AMES acquired Kelkay for approximately $56,118 (GBP 40,452) subject to contingent consideration of up to GBP 7,000. Lastly, on June 4, 2018, Clopay acquired CornellCookson for $180,000, excluding the estimated present value of tax benefits and post-closing adjustments, primarily consisting of a working capital adjustment which were primarily settled in 2019. The 2019 payment related to sale of business of $9,500 resulted from a purchase price adjustment to resolve a claim related to the $465,000 Plastics divestiture. The 2018 Proceeds from sale of business resulted from the sale of Plastics. Insurance payment of $10,604 in 2019 and insurance proceeds of $8,254 in 2018 pertain to the settlement of a life insurance benefit. The 2018 insurance proceeds were reclassified from operating activities to investing activities to comply with accounting guidance on the Statement of Cash Flows classification of certain cash receipts and cash payments. In 2019, capital expenditures, net, totaled $45,081 compared to $49,475 in 2018.

Cash used by financing activities from continuing operations in 2019 totaled $34,976 compared to a source of cash of $39,065 in 2018. Cash used by financing activities from continuing operations in 2019 consisted primarily of net borrowings of long term debt and payments of dividends. Cash provided by financing activities from continuing operations in 2018 included an add-on offering of $275,000 aggregate principal amount of 5.25% senior notes due 2022, which was completed on October 2, 2017, the proceeds of which were used to purchase ClosetMaid, as well as for general corporate purposes (including reducing the outstanding balance of Griffon's Revolving Credit Facility (the "Credit Agreement")). At September 30, 2019, there were $50,000 in outstanding borrowings under the Credit Agreement, compared to $25,000 in outstanding borrowings at the same date in 2018. In March 2019, Griffon borrowed approximately $34,000 under the Credit Agreement and replaced the third party lender under the ESOP loan.

On each of August 3, 2016 and August 1, 2018, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under these share repurchase programs, the Company may purchase shares in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During 2019, Griffon purchased 37,500 shares of common stock under these repurchase programs, for a total of $372 or $9.92 per share. At September 30, 2019, $57,955 remains under Griffon's Board authorized repurchase programs. In addition to the repurchases under Board authorized programs, during 2019, 85,847 shares, with a market value of $1,059, or $12.34 per share, were withheld to settle employee taxes due upon the vesting of restricted stock and were added to treasury stock. Furthermore, during 2019, an additional 3,861 shares, with a market value of $47, or $12.16 per share, were withheld from common stock issued upon the vesting of restricted stock units to settle employee taxes due upon vesting.

During 2019, the Board of Directors approved four quarterly cash dividends each for $0.0725 per share. On November 13, 2019, the Board of Directors declared a cash dividend of $0.075 per share, payable on December 19, 2019 to shareholders of record as of the close of business on November 27, 2019.

As of September 30, 2019, the amount of cash, cash equivalents and marketable securities held by foreign subsidiaries was $34,200. Our intent is to permanently reinvest these funds outside the U.S., and we do not currently anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event we determine that funds from foreign operations are needed to fund operations in the U.S., we will be required to accrue and pay U.S taxes to repatriate these funds (unless U.S. taxes have already been paid).

Payments related to Telephonics revenue are received in accordance with the terms of development and production subcontracts; certain of such receipts are progress or performance based payments. With respect to CPP and HBP, uncollected receivables have been immaterial in amount.

A small number of customers account for, and are expected to continue to account for, a substantial portion of Griffon’s consolidated revenue. In 2019:

a.	The U.S. Government and its agencies, through prime and subcontractor relationships, represented 10% of Griffon’s consolidated revenue and 63% of Defense Electronics revenue.

b.	Home Depot represented 18% of Griffon’s consolidated revenue, 28% of CPP's revenue and 13% of HBP's revenue.

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

At September 30, 2019, Griffon had debt, net of cash and equivalents, as follows:

Cash and Equivalents and Debt	At September 30,	At September 30,
(in thousands)	2019	2018
Cash and equivalents	$72,377	$69,758
Notes payables and current portion of long-term debt	10,525	13,011
Long-term debt, net of current maturities	1,093,749	1,108,071
Debt discount and issuance costs	9,857	13,610
Total debt	1,114,131	1,134,692
Debt, net of cash and equivalents	$1,041,754	$1,064,934

On October 2, 2017, in an unregistered offering through a private placement under Rule 144A, Griffon completed the add-on offering of $275,000 principal amount of its 5.25% senior notes due 2022, at 101.0% of par, to Griffon's previously issued $125,000 principal amount of its 5.25% senior notes due 2022, at 98.76% of par, completed on May 18, 2016 and $600,000 5.25% senior notes due in 2022, at par, which was completed on February 27, 2014 (collectively the “Senior Notes”). As of September 30, 2019, outstanding Senior Notes due totaled $1,000,000; interest is payable semi-annually on March 1 and September 1. The net proceeds of the $275,000 add-on offering were used to acquire ClosetMaid, with the remaining proceeds used to pay down outstanding loan borrowings under Griffon's Revolving Credit Facility (the "Credit Agreement"). The net proceeds of the previously issued $125,000 add-on offering were used to pay down outstanding revolving loan borrowings under the Credit Agreement.

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

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On February 5, 2018, July 20, 2016 and June 18, 2014, Griffon exchanged all of the $275,000, $125,000 and $600,000 Senior Notes, respectively, for substantially identical Senior Notes registered under the Securities Act of 1933 via an exchange offer. The fair value of the Senior Notes approximated $1,010,000 on September 30, 2019 based upon quoted market prices (level 1 inputs). In connection with the issuance and exchange of the $275,000 senior notes, Griffon capitalized $8,472 of underwriting fees and other expenses; this is in addition to the $13,329 capitalized under previously issued $725,000 Senior Notes. All capitalized fees for the Senior Notes will amortize over the term of the notes and, at September 30, 2019, $9,175 remained to be amortized.

On March 22, 2016, Griffon amended and restated the Credit Agreement to increase the commitments under the credit facility from $250,000 to $350,000, extend its maturity from March 13, 2020 to March 22, 2021, and modify certain other provisions of the facility. On October 2, 2017 and on May 31, 2018, Griffon amended the Credit Agreement in connection with the ClosetMaid and the CornellCookson acquisitions, respectively, to, among other things, modify the net leverage covenant. On February 22, 2019, Griffon further amended the Revolving Credit Facility to, among other things, reflect changes in the lending group and certain corresponding changes in various administrative roles under the Revolving Credit Facility, make conforming administrative and technical changes and reflect changes in law. The facility includes a letter of credit sub-facility with a limit of $50,000 and a multi-currency sub-facility of $100,000. The Credit Agreement provides for same day borrowings of base rate loans. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility or the occurrence of an event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, in each case without a floor, plus an applicable margin, which adjusts based on financial performance. Current margins are 1.75% for base rate loans and 2.75% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries. At September 30, 2019, under the Credit Agreement, there were $50,000 in outstanding borrowings; outstanding standby letters of credit were $21,281; and $278,719 was available, subject to certain loan covenants, for borrowing at that date.

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

In September 2015 and March 2016, Griffon entered into mortgage loans in the amounts of $32,280 and $8,000, respectively, that were due to mature in September 2025 and April 2018, respectively. The mortgage loans were secured and collateralized by four properties occupied by Griffon's subsidiaries and were guaranteed by Griffon. The loans had an interest rate of LIBOR plus 1.50%. The loans were paid off during 2018.

In August 2016, Griffon’s ESOP entered into an agreement that refinanced the existing ESOP loan into a new Term Loan in the amount of $35,092 (the "Agreement"). The Agreement also provided for a Line Note with $10,908 available to purchase shares of Griffon common stock in the open market. During 2017, Griffon's ESOP purchased 621,875 shares of common stock for a total of $10,908 or $17.54 per share, under a borrowing line that had then been fully utilized. On June 30, 2017, the Term Loan and Line Note were combined into a single Term Loan. The Term Loan interest rate was LIBOR plus 2.9%. The Term Loan required quarterly principal payments of $569 and a balloon payment due at maturity. As a result of the special cash dividend of $1.00 per share, paid on April 16, 2018, the outstanding balance of the Term Loan was reduced by $5,705. The Term Loan was secured by shares purchased with the proceeds of the loan and with a lien on a specific amount of Griffon assets (which ranked pari passu with the lien granted on such assets under the Credit Agreement) and was guaranteed by Griffon. On March 13, 2019, the ESOP Term Loan was refinanced with an internal loan from Griffon, which was funded with cash and a draw on its $350,000 credit facility. The internal loan interest rate is fixed at 2.91%, matures in June 2033 and requires quarterly payments of principal, currently $569, and interest. The internal loan is secured by shares purchased with the proceeds of the loan. The amount outstanding on the internal loan at September 30, 2019 was $32,418.

Two Griffon subsidiaries have capital leases outstanding for real estate located in Troy, Ohio and Ocala, Florida. The leases mature in 2021 and 2020, respectively, and bear interest at fixed rates of approximately 5.0% and 8.0%, respectively. The Troy, Ohio lease is secured by a mortgage on the underlying real estate and is guaranteed by Griffon. The Ocala, Florida lease contains two five-year renewal options. As of September 30, 2019, $4,333 was outstanding, net of issuance costs.

In November 2012, Garant G.P. (“Garant”) entered into a CAD 15,000 ($11,315 as of September 30, 2019) revolving credit facility. The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (3.38% LIBOR USD and 3.13% Bankers Acceptance Rate (CDN) as of September 30, 2019). The revolving facility matures in October 2022. Garant is required to maintain a certain minimum equity. As of September 30, 2019, there were no borrowings under the revolving credit facility with CAD 15,000 ($11,315 as of September 30, 2019) available for borrowing.

In July 2016, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries ("Griffon Australia") entered into an AUD 30,000 term loan and an AUD 10,000 revolver. The term loan refinanced two existing term loans and the revolver replaced two existing lines. In December 2016, the amount available under the revolver was increased from AUD 10,000 to AUD 20,000 and, in March 2017 and September 2017, the term loan commitment was increased by AUD 5,000 and AUD 15,000, respectively. In March 2019, the term loan commitment was reduced by AUD 10,000 with proceeds from a receivable purchase agreement in the amount of AUD 10,000. The term loan requires quarterly principal payments of AUD 1,250 plus interest with a balloon payment of AUD 13,375 due upon maturity in March 2022, and accrues interest at Bank Bill Swap Bid Rate “BBSY” plus 1.90% per annum (2.85% at September 30, 2019). As of September 30, 2019, the term loan had an outstanding balance of AUD 25,875 ($17,492 as of September 30, 2019). The revolving and receivable purchase facility matures in March 2020, but are renewable upon mutual agreement with the lender. The revolving facility and receivable purchase facility accrue interest at BBSY plus 1.8% and 1.0%, respectively, per annum (2.81% and 2.01% at September 30, 2019). At September 30, 2019, there was AUD 16,000 ($10,816 at September 30, 2019) under the revolver and the receivable purchase facility had an outstanding balance of AUD 10,000 ($6,760 at September 30, 2019). The revolver, receivable purchase facility and the term loan are all secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon Australia is required to maintain a certain minimum equity level and is subject to a maximum leverage ratio and a minimum fixed charges cover ratio.

In July 2018, the AMES Companies UK Ltd and its subsidiaries ("AMES UK") entered into a GBP 14,000 term loan, GBP 4,000 mortgage loan and GBP 5,000 revolver. The term loan and mortgage loan require quarterly principal payments of GBP 350 and GBP 83 plus interest, respectively, and have balloon payments due upon maturity, July 2023, of GBP 7,000 and GBP 2,333, respectively. The Term Loan and Mortgage Loans accrue interest at the GBP LIBOR Rate plus 2.25% and 1.8%, respectively (3.01% and 2.56% at September 30, 2019, respectively). The revolving facility matures in June 2020, but is renewable upon mutual agreement with the lender, and accrues interest at the Bank of England Base Rate plus 1.5% (2.25% as of September 30, 2019). As of September 30, 2019, the revolver had no outstanding balance, while the term and mortgage loan balances amounted to GBP 15,831 ($19,485 as of September 30, 2019). The revolver and the term loan are both secured by substantially all of the assets of AMES UK and its subsidiaries. AMES UK is subject to a maximum leverage ratio and a minimum fixed charges cover ratio. An invoice discounting arrangement was canceled and replaced by the above loan facilities.

Other long-term debt consists primarily of a loan with the Pennsylvania Industrial Development Authority, with the balance consisting of capital leases.
At September 30, 2019, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements. Net Debt to EBITDA (Leverage), as calculated in accordance with the definition in the Credit Agreement, was 4.8x at September 30, 2019.

On each of August 3, 2016 and August 1, 2018, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under these share repurchase programs, the Company may, from time to time, purchase shares of its common stock in the open market, including pursuant to a 10b5-1 plan, or in privately negotiated transactions. During 2019, Griffon purchased 37,500 shares of common stock under these repurchase programs, for a total of $372 or $9.92 per share. At September 30, 2019, $57,955 remains under Griffon's Board authorized repurchase programs.

In addition to the repurchases under Board authorized programs, during 2019, 85,847 shares, with a market value of $1,059, or $12.34 per share, were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock. Furthermore, during 2019, an additional 3,861 shares, with a market value of $47, or $12.16 per share, were withheld from common stock issued upon the vesting of restricted stock units to settle employee taxes due upon vesting.

During 2019, 2018 and 2017, the Company declared and paid dividends totaling $0.29 per share, $0.28 per share and $0.24 per share, respectively. In addition, on March 7, 2018, the Board of Directors declared a special cash dividend of $1.00 per share paid on April 16, 2018 to shareholders of record as of the close of business on March 29, 2018. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends.

On November 13, 2019, the Board of Directors declared a cash dividend of $0.075 per share, payable on December 19, 2019 to shareholders of record as of the close of business on November 27, 2019.

During 2019, Griffon used cash for discontinued operations from operating activities of $2,123, primarily related to retention bonus payments for previous Plastics employees and certain legal and consulting payments related to the sale of Plastics.

Contractual Obligations

At September 30, 2019, payments to be made pursuant to significant contractual obligations are as follows:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Other
Long-term debt (a)	$1,114,131	$10,525	$1,102,217	$658	$731	$—
Interest expense	172,916	57,771	115,142	3	—	—
Rental commitments	204,336	35,176	56,849	34,206	78,105	—
Purchase obligations (b)	241,467	239,365	2,087	15	—	—
Capital expenditures	9,063	9,063	—	—	—	—
Supplemental & post-retirement benefits (c)	14,255	1,900	3,516	3,098	5,741	—
Uncertain tax positions (d)	766	—	—	—	—	766
Total obligations	$1,756,934	$353,800	$1,279,811	$37,980	$84,577	$766
______________

(a)	Included in long-term debt are capital leases of: $3,950 (less than 1 year), $2,821 (1-3 years), $157 (3-5 years) and $0 (more than 5 years).

(b)
Purchase obligations are generally for the purchase of goods and services in the ordinary course of business. Griffon uses blanket purchase orders to communicate expected requirements to certain vendors. Purchase obligations reflect those purchase orders in which the commitment is considered to be firm. Purchase obligations that extend beyond 2019 are principally related to long-term contracts received from customers of Telephonics.

(c)	Griffon funds required payouts under its non-qualified supplemental defined benefit plan from its general assets and the expected payments are included in each period, as applicable.

(d)
Due to the uncertainty of the potential settlement of future uncertain tax positions, management is unable to estimate the timing of related payments, if any, that will be made subsequent to 2019. These amounts do not include any potential indirect benefits resulting from deductions or credits for payments made to other jurisdictions.

Off-Balance Sheet Arrangements

Except for operating leases and purchase obligations as disclosed herein, Griffon is not a party to any off-balance sheet arrangements.

Off-Set Agreements

Telephonics may enter into industrial cooperation agreements, sometimes referred to as offset agreements, as a condition to obtaining orders for its products and services from customers in foreign countries. These agreements promote investment in the country, and may be satisfied through activities that do not require Griffon to use its cash, including transferring technology, providing manufacturing and other consulting support. These agreements may also be satisfied through the use of cash for such activities as purchasing supplies from in-country vendors, setting up support centers, research and development investments, acquisitions, and building or leasing facilities for in-country operations, if applicable. The amount of the offset requirement is determined by contract value awarded and negotiated percentages with customers. At September 30, 2019, Telephonics had outstanding offset agreements approximating $40,000, primarily related to its Radar Systems division, some of which extend through 2029. Offset programs usually extend over several years and in some cases provide for penalties in the event Telephonics fails to perform in accordance with contract requirements. Historically, Telephonics has not been required to pay any such penalties and as of September 30, 2019, no such penalties are estimable or probable.

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

This accounting standard did not materially impact the Company’s revenue recognition practices in our CPP and HBP Segments, however, it impacted revenue recognition practices in our Defense Electronics Segment. The impact of adopting this accounting standard was not material to the Company’s consolidated financial statements as of and for the year ended September 30, 2019. Under the modified retrospective method, the Company recognized the cumulative effect of initially applying this accounting standard as an adjustment to the opening balance in retained earnings of approximately $5,618 as of October 1, 2018, primarily relating to certain contracts in the Defense Electronics Segment containing provisions for radar and communication products that have an alternative use and / or no right to payment. For these contracts, the Company now recognizes revenue at a point in time, rather than over time as this measure more accurately depicts the transfer of control to the customer relative to the goods or services promised under the contract.

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

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service, or a bundle of goods or services, to the customer, and is the unit of accounting under ASC Topic 606. A contract with a customer is an agreement which both parties have approved, that creates enforceable rights and obligations, has commercial substance and with respect to which payment terms are identified and collectability is probable. Once the Company has entered into a contract or purchase order, it is evaluated to identify performance obligations. For each performance obligation, revenue is recognized when control of the promised products is transferred to the customer, or services are satisfied under the contract or purchase order, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services (the transaction price).

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

Over 80% of the Company’s performance obligations are recognized at a point in time that relates to the manufacture and sale of a broad range of products and components within the CPP and HBP Segments, and revenue is recognized when title, and risk and rewards of ownership, have transferred to the customer. Less than 20% of the Company’s performance obligations are recognized over time or under the percentage-of-completion method that relate to prime or subcontractors from contract awards with the U.S. Government, as well as foreign governments and other commercial customers within our Defense Electronics Segment. Sales recognized over time are generally accounted for using an input measure to determine progress completed at the end of the period. We believe that cumulative costs incurred to date as a percentage of estimated total contract costs at completion is an appropriate measure of progress towards satisfaction of performance obligations, as it most accurately depicts the progress of our work and transfer of control to our customers.

Revenue from CPP and HBP Segments

A majority of the CPP and HBP Segments revenue is short cycle in nature with shipments occurring within one year from order and does not include a material long-term financing component, implicitly or explicitly. Payment terms generally range between 15 to 90 days and vary by the location of the business, the type of products manufactured to be sold and the volume of products sold, among other factors.
The Company’s CPP and HBP Segments recognize revenue from product sales when all factors are met, including when control of a product transfers to the customer upon its shipment, completion of installation, testing, certification or other substantive acceptance required under the contract. Other than standard product warranty provisions, sales arrangements provide for no other significant post-shipment obligations on the Company. From time-to-time and for certain customers, rebates and other sales incentives, promotional allowances or discounts are offered, typically related to customer purchase volumes, all of which are fixed or determinable and are classified as a reduction of revenue and recorded at the time of sale. Griffon provides for sales returns and allowances based upon historical returns experience.
The majority of the Company’s contracts in the CPP and HBP Segments offer assurance-type warranties in connection with the sale of a product to a customer. Assurance-type warranties provide a customer with assurance that the related product will function as the parties intended because it complies with agreed-upon specifications. Such warranties do not represent a separate performance obligation.
Payment terms in the CPP and HBP Segments vary depending on the type and location of the customer and the products or services offered. Generally, the period between the time revenue is recognized and the time payment is due is not significant. Shipping and handling charges are not considered a separate performance obligation. If revenue is recognized for a good before it is shipped and handled, the related shipping and handling costs must be accrued. Additionally, all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected from a customer (e.g., sales, use, value added, and some excise taxes) are excluded from revenue. The Company's policies related to shipping, handling and taxes have not changed with the adoption of ASC 606.

Revenue from Defense Electronics Segment
The Company’s Defense Electronics segment earns a substantial portion of its revenue as either a prime contractor or subcontractor from contract awards with the U.S. Government, as well as foreign governments and other, commercial, customers. These contracts are typically long-term in nature, usually greater than one year and do not include a material long-term financing component, either implicitly or explicitly. Revenue and profits from such contracts are recognized under the percentage-of-completion (over time) method of accounting. Revenue and profits on fixed-price contracts that contain engineering as well as production requirements are recorded based on the ratio of total actual incurred costs to date to the total estimated costs for each contract (cost-to-cost method).
Using the cost-to-cost method, revenue is recorded at amounts equal to the ratio of actual cumulative costs incurred divided by total estimated costs at completion, multiplied by the total estimated contract revenue, less the cumulative revenue recognized in prior periods. The profit recorded on a contract using this method is equal to the current estimated total profit margin multiplied by the cumulative revenue recognized, less the amount of cumulative profit previously recorded for the contract in prior periods. As this method relies on the substantial use of estimates, these projections may be revised throughout the life of a contract. Components of this formula and ratio that may be estimated include gross profit margin and total costs at completion. The cost performance and estimates to complete long-term contracts are reviewed, at a minimum, on a quarterly basis, as well as when information becomes available that would necessitate a review of the current estimate. Adjustments to estimates for a contract's estimated costs at completion and estimated profit or loss are often required as experience is gained, more information is obtained (even though the scope of work required under the contract may or may not change) and contract modifications occur. The impact of such adjustments to estimates is made on a cumulative basis in the period when such information has become known. In 2019, 2018 and 2017, income from operations included net favorable/(unfavorable) catch-up adjustments approximating $(4,500), $1,400 and $600, respectively. Gross profit is impacted by a variety of factors, including the mix of products, systems and services, production efficiencies, price competition and general economic conditions.
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
For contracts in which anticipated total costs exceed the total expected revenue, an estimated loss is recognized in the period when identifiable. A provision for the entire amount of the estimated loss is recorded on a cumulative basis. The estimated remaining costs to complete loss contracts, as of September 30, 2019 was $9,800 and is recorded as a reduction to gross margin on the Consolidated Statements of Operations and Comprehensive Income (Loss). This loss had an immaterial impact on Griffon's Consolidated Financial Statements.
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

Griffon’s businesses typically do not require inventory that is susceptible to becoming obsolete or dated. In general, Telephonics sells products in connection with programs authorized and approved under contracts awarded by the U.S. Government or agencies thereof, and in accordance with customer specifications. HBP produces residential and commercial sectional garage doors, commercial rolling steel door and grille products, and CPP produces long-handled tools and landscaping products, and storage and organizational products, both in response to orders from customers of retailers and dealers or based on expected orders, as applicable.

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

Compensation expense for restricted stock and restricted stock units is recognized ratably over the required service period based on the fair value of the grant, calculated as the number of shares or units granted multiplied by the stock price on the date of grant, and for performance shares or units, the likelihood of achieving the performance criteria. For certain restricted stock grants with a performance metric related to Griffon's stock price, the company performs a valuation as of the date of grant and recognizes the expense over the vesting period. The Company recognizes forfeitures as they occur.

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

Goodwill, Long-Lived Intangible and Tangible Assets, and Impairment

Griffon has significant intangible and tangible long-lived assets on its balance sheet that includes goodwill and other intangible assets related to acquisitions. Goodwill represents the excess of the cost of net assets acquired in business combinations over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. As required under GAAP, goodwill and indefinite-lived intangibles are reviewed for impairment annually, for Griffon as of September 30, or more frequently whenever events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, using discounted future cash flows for each reporting unit. The testing of goodwill and indefinite-lived intangibles for impairment involves significant use of judgment and assumptions in the determination of a reporting unit’s fair market value. Based upon the results of the annual impairment review, it was determined that the fair value of each reporting unit substantially exceeded the carrying value of the assets, and no impairment existed as of September 30, 2019. See Note 1, Description of Business and Summary of Significant Accounting Policies for a further discussion of our goodwill impairment testing process and methodology.

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

Restructuring Reserves

From time to time, Griffon will establish restructuring reserves at an operation. These reserves, for both termination and facility related exit costs, require the use of estimates. Though Griffon believes the estimates made are reasonable, they could differ materially from the actual costs.

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

In February 2018, the FASB issued guidance that allows companies to reclassify stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act ("TCJA"), from accumulated other comprehensive income to retained earnings. This guidance is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted, and will be effective for the Company beginning in 2020. We are currently evaluating the effects that the adoption of this guidance will have on our consolidated financial statements and the related disclosures.
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

In January 2017, the FASB issued guidance that simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. This guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those periods and will be effective for the Company beginning in 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect this guidance to have a material impact on the Company's financial condition, results of operations and related disclosures.

In February 2016, the FASB issued guidance on lease accounting requiring lessees to recognize a right-of-use asset and a lease liability for long-term leases. The liability will be equal to the present value of lease payments. The Company adopted this new guidance on October 1, 2019, using the optional modified retrospective transition method and will not recast comparative periods in transition to the new standard. During 2019 the Company developed a project plan to guide the implementation of ASC 2016-02. The Company completed this plan including surveying the Company’s businesses, assessing the Company’s portfolio of leases and compiling a central repository of active leases. The Company also implemented a lease accounting software solution to support the new reporting requirements and established a future lease process to keep the lease accounting portfolio up to date. The Company evaluated key policy elections and considerations under the standard and completed an internal policy as well as training to address the new standard requirements. The Company plans to elect the package of practical expedients and will not apply the recognition requirements to short-term leases. Although management continues to evaluate the effect on the Company's Consolidated Balance Sheets and disclosures, management currently estimates total assets and liabilities will increase approximately $160,000 to $170,000 upon adoption, before considering deferred taxes. Management does not expect a material impact to the Company’s Consolidated Statements of Operations and Comprehensive Income or Cash Flows.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements, and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Recently adopted accounting pronouncements

In May 2017, the FASB issued guidance to address the situation when a company modifies the terms of a stock compensation award previously granted to an employee. This guidance is effective, and should be applied prospectively, for fiscal years beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period. The new guidance was effective for the Company beginning in fiscal 2019; however, the Company adopted this guidance as of October 1, 2018 and it did not have a material impact on the Company's financial condition, results of operations and related disclosures.
In March 2017, the FASB issued amendments to the Compensation - Retirement Benefits guidance which requires companies to retrospectively present the service cost component of net periodic benefit cost for pension and retiree medical plans along with other compensation costs in operating income and present the other components of net periodic benefit cost below operating income in the income statement. The guidance also allows only the service cost component of net periodic benefit cost to be eligible for capitalization within inventory or fixed assets on a prospective basis. This guidance was effective for fiscal years beginning after December 15, 2017. The Company adopted the requirements of the standard as of October 1, 2018 on a retrospective basis reclassifying the other components of the net periodic benefit costs from Selling, general and administrative expenses to a non-service expense within Other (income) expense, net. This guidance did not have a material impact on the Company's results of operations. See Note 11 - Employee Benefit Plans for further information on the implementation of this guidance.

In January 2017, the FASB issued guidance that clarifies the definition of a business, which will impact many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The new standard is intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective for annual periods beginning after December 15, 2017, including interim periods, within those periods and was effective for the Company beginning in fiscal 2019. The Company adopted the requirements of the standard in the first quarter of 2019 and it did not have a material impact on the Company's financial condition, results of operations and related disclosures.

In August 2016, the FASB issued guidance on the Statement of Cash Flows Classification of certain cash receipts and cash payments (a consensus of the FASB Emerging Issues Task Force). This guidance addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This guidance was effective for the Company beginning in fiscal 2019. The Company adopted the requirements of the standard in the first quarter of 2019 and it did not have a material impact on the Company's financial condition, results of operations and cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) which supersedes nearly all existing revenue recognition guidance. Subsequent to the issuance of Topic 606, the FASB clarified the guidance through several ASUs; hereinafter the collection of revenue guidance is referred to as “ASC 606”. The core principle of ASC 606 is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On October 1, 2018, the Company adopted ASC 606 using the modified retrospective method for all contracts. Results for reporting periods beginning October 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605, Revenue Recognition. The Company recorded a net increase to beginning retained earnings of approximately $5,618 as of October 1, 2018 due to the cumulative impact of adopting ASC 606. The impact to beginning retained earnings primarily related to certain contracts in the Defense Electronics Segment containing provisions for radar and communication products that have an alternative use and/or no right to payment. The adoption of ASC 606 did not have a material impact on the Company’s Consolidated Condensed Financial Statements as of and for the year ended September 30, 2019. See Note 2 - Revenue for additional disclosures required by ASC 606.
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

Foreign Exchange

Griffon conducts business in various non-U.S. countries, primarily in Canada, Australia, United Kingdom, Ireland, New Zealand and China; therefore, changes in the value of the currencies of these countries affect the financial position and cash flows when translated into U.S. Dollars. Griffon has generally accepted the exposure to exchange rate movements relative to its non-U.S. operations. Griffon may, from time to time, hedge its currency risk exposures. A change of 10% or less in the value of all applicable foreign currencies would not have a material effect on Griffon’s financial position and cash flows.

Item 8.    Financial Statements and Supplementary Data

The financial statements of Griffon and its subsidiaries and the report thereon of Grant Thornton LLP are included herein:

▪	Report of Independent Registered Public Accounting Firm.

▪	Consolidated Balance Sheets at September 30, 2019 and 2018.

▪	Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended September 30, 2019, 2018 and 2017.

▪	Consolidated Statements of Cash Flows for the years ended September 30, 2019, 2018 and 2017.

▪	Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2019, 2018 and 2017.

▪	Notes to Consolidated Financial Statements.

▪	Schedule II – Valuation and Qualifying Account.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Griffon Corporation

Opinions on the financial statements and internal control over financial reporting

We have audited the accompanying consolidated balance sheets of Griffon Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of September 30, 2019 and 2018, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2019, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of September 30, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

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
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements; and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue Recognition - Defense and Electronics Segment
As described further in note 2 to the consolidated financial statements, the Company’s Defense and Electronics segment earns its revenue as either a prime contractor or subcontractor from contract awards with the U.S. Government, as well as foreign governments and other commercial contracts. Such contracts are typically long-term in nature and revenue and profits are recognized over time, primarily under fixed-price arrangements, which are determined using a cost-to-cost method of accounting. Using the cost-to-cost method, revenue is recorded at amounts equal to the ratio of actual cumulative costs incurred divided by total estimated costs at completion, multiplied by the total estimated contract revenue, less the cumulative revenue recognized in prior periods. The profit recorded on a contract using this method is equal to the current estimated total profit margin multiplied by the cumulative revenue recognized, less the amount of cumulative profit previously recorded for the contract in prior periods. This method relies on substantial use of estimates. These estimations require the Company to have effective cost estimation processes, forecasting, and revenue and expense reporting. We identified Defense and Electronics segment revenue recognition (“segment revenue recognition”) for these long-term fixed-price contracts as a critical audit matter.

The principal consideration for our determination that segment revenue and gross profit recognition is a critical audit matter is that significant management judgments and estimates are utilized to determine probable costs at contract completion and are subject to estimation uncertainty and require significant auditor subjectivity in evaluating those judgments and estimates.

Our audit procedures related to the segment revenue recognition included the following. We tested the design and operating effectiveness of controls relating to the cost accumulation, cost estimation and revenue recognition processes, including the Company’s ability to develop the estimates utilized in determining costs at completion. We inspected a selection of contracts; and evaluated those contracts for appropriate revenue recognition and consideration over key terms and provisions. We analyzed trends in revenue, costs and margin on all contracts, on a contract-by-contract basis, both year-over-year and since contract inception to assess the historical accuracy of management’s estimates in the final outcomes of projects. We assessed the appropriateness of adjustments to estimates on a cumulative basis for the year ended September 30, 2019 and their impact on the financial statements. We tested the cost accumulation process by obtaining and inspecting underlying documents for a sample of labor, material costs and overhead and agreeing to amounts recorded by the Company. We also recalculated revenue and gross profit recognized for the year ended September 30, 2019, for a selection of contracts, to test the accuracy of amounts recognized.

Annual Goodwill and Indefinite-Lived Intangible Assets Impairment Testing
As described further in note 1 to the consolidated financial statements, the Company performed its annual impairment testing of goodwill as of September 30, 2019, comparing the fair value of the Company’s reporting units to the respective reporting unit’s carrying value, including goodwill. The fair value of its reporting units was determined using the income approach methodology, that includes the present value of expected future cash flows and the use of market assumptions specific to the Company’s reporting units. As a result of recent acquisitions and their integration in fiscal 2019, the Company re-evaluated its reportable segment structure at September 30, 2019, and now reports its operations through three reportable segments. In connection with the change in segment structure the Company allocated goodwill to the new segment structure on a pro-rata basis, based on the relative fair value of each reporting unit as determined under the income approach. The Company defines its reporting units as its three reportable segments: Consumer and Professional Products (“CPP”), Home and Building Products (“HBP”) and Defense Electronics. The Company used prospective financial information to which discount rates were applied to calculate each unit’s fair value, and the relative fair values for the CPP and HBP segments were used to determine the allocation of goodwill to CPP and HBP. The implied fair value determined under the income approach was also compared to the marketplace fair value of a comparable industry grouping for reasonableness and further, the fair values were reconciled to the Company’s market capitalization. Similarly to goodwill, the Company tested indefinite-lived intangibles for impairment as of September 30, 2019. The Company utilized a relief from royalty method to calculate and compare the fair value of the intangible assets to its book value, which includes the use of market assumptions specific to the Company’s reporting units. We identified annual impairment testing of goodwill and indefinite-lived intangible assets (“annual impairment testing”) as a critical audit matter.
The principal considerations for our determination that annual impairment testing is a critical audit matter is uncertainty surrounding significant management judgments and estimates utilized to assess and identify operating segments and reporting units and calculate the fair value of the respective reporting units and intangible assets for comparison to carrying value, which in turn requires auditor judgment.

Our audit procedures related to the annual impairment testing included the following: We tested the design and operating effectiveness of controls relating to the Company’s assessment and identification of segments and reporting units, and controls relating to the annual impairment testing, including the Company’s ability to develop the estimates utilized in calculating the fair value of each reporting unit and indefinite-lived intangible assets. Such estimates included prospective financial information, long-term growth rates, discount rates and weighted average cost of capital. With the assistance of valuation specialists, we evaluated the appropriateness of the valuation methodology utilized and assessed the appropriateness of inputs utilized. We evaluated the qualifications of those responsible for preparing the calculations of fair values. We tested the inputs, significant judgments and estimates utilized in performing the annual impairment tests, which included comparing management’s judgments and estimates to industry and market data. We tested the Company’s allocation of goodwill to its CPP and HBP reporting units, which were based on significant judgments and estimates. We tested the inputs, significant judgments and estimates, as follows: a) tested prospective financial information and long-term growth rates by comparing to historical trends and industry expectations, performed a sensitivity analysis over growth rates and assessed management’s historical ability to accurately forecast; b) tested discounts rates by comparing to historical rates and industry expectations, compared rates to market comparable companies and independently calculated discount rates for comparison to those used by management; c) tested weighted average cost of capital by analyzing the implied discount rate and independently calculated a weighted-average discount rate using individual discount rates and compared to the rate utilized by management; and d) tested the accuracy of the computation on the re-allocation of goodwill based on the fair value amongst the reporting units, which included testing the carrying amount of goodwill to be allocated . We tested the inputs, significant judgment and estimates in the Company’s reconciliation to its market capitalization. These included: a) allocation of unallocated corporate costs, whereby we agreed such costs to historical amounts, analyzed the composition of unallocated costs to assess appropriateness and sensitized the goodwill impairment analysis by allocating certain costs to the reporting units based on their relative fair values; and b) fair values of each reporting unit as determined in the impairment testing and agreed equity values to audited financial information.

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2006.

New York, New York

November 21, 2019

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	At September 30, 2019	At September 30, 2018
CURRENT ASSETS
Cash and equivalents	$72,377	$69,758
Accounts receivable, net of allowances of $7,881 and $6,408	264,450	280,509
Contract costs and recognized income not yet billed, net of progress payments of $13,861 and $3,172	105,111	121,803
Inventories	442,121	398,359
Prepaid and other current assets	40,799	42,121
Assets of discontinued operations	321	324
Total Current Assets	925,179	912,874
PROPERTY, PLANT AND EQUIPMENT, net	337,326	342,492
GOODWILL	437,067	439,395
INTANGIBLE ASSETS, net	356,639	370,858
OTHER ASSETS	15,840	16,355
ASSETS OF DISCONTINUED OPERATIONS	2,888	2,916
Total Assets	$2,074,939	$2,084,890
CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$10,525	$13,011
Accounts payable	250,576	233,658
Accrued liabilities	124,665	139,192
Liabilities of discontinued operations	4,333	7,210
Total Current Liabilities	390,099	393,071
LONG-TERM DEBT, net	1,093,749	1,108,071
OTHER LIABILITIES	109,997	106,710
LIABILITIES OF DISCONTINUED OPERATIONS	3,331	2,647
Total Liabilities	1,597,176	1,610,499
COMMITMENTS AND CONTINGENCIES - See Note 14
SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.25 per share, authorized 3,000 shares, no shares issued	—	—
Common stock, par value $0.25 per share, authorized 85,000 shares, issued shares of 82,775 and 81,520, respectively.	20,694	20,380
Capital in excess of par value	519,017	503,396
Retained earnings	568,516	550,523
Treasury shares, at cost, 35,969 common shares and 35,846 common shares	(536,308)	(534,830)
Accumulated other comprehensive loss	(65,916)	(34,112)
Deferred compensation	(28,240)	(30,966)
Total Shareholders’ Equity	477,763	474,391
Total Liabilities and Shareholders’ Equity	$2,074,939	$2,084,890

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(in thousands, except per share data)

	Years Ended September 30,
	2019	2018	2017
Revenue	$2,209,289	$1,977,918	$1,524,997
Cost of goods and services	1,614,020	1,448,737	1,116,871
Gross profit	595,269	529,181	408,126
Selling, general and administrative expenses	460,004	436,380	341,092
Income from continuing operations	135,265	92,801	67,034
Other income (expense)
Interest expense	(68,066)	(65,568)	(51,513)
Interest income	806	1,697	64
Other, net	4,173	4,880	1,113
Total other income (expense)	(63,087)	(58,991)	(50,336)
Income before taxes from continuing operations	72,178	33,810	16,698
Provision (benefit) for income taxes	26,556	555	(1,085)
Income from continuing operations	$45,622	$33,255	$17,783
Discontinued operations:
Income (loss) from operations of discontinued businesses	(11,050)	119,981	22,276
Provision for income taxes	(2,715)	27,558	25,147
Income (loss) from discontinued operations	(8,335)	92,423	(2,871)
Net income	$37,287	$125,678	$14,912
Income from continuing operations	$1.11	$0.81	$0.43
Income (loss) from discontinued operations	(0.20)	2.25	(0.07)
Basic earnings per common share	$0.91	$3.06	$0.36
Weighted-average shares outstanding	40,934	41,005	41,005
Income from continuing operations	$1.06	$0.78	$0.41
Income (loss) from discontinued operations	(0.20)	2.18	(0.07)
Diluted earnings per common share	$0.87	$2.96	$0.35
Weighted-average shares outstanding	42,888	42,422	43,011

Net income	$37,287	$125,678	$14,912
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(8,460)	9,403	10,667
Pension and other post retirement plans	(23,055)	16,381	9,203
Gain (loss) on cash flow hedge	(289)	585	890
Total other comprehensive income (loss), net of taxes	(31,804)	26,369	20,760
Comprehensive income	$5,483	$152,047	$35,672

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended September 30,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES - CONTINUING OPERATIONS:
Net income	$37,287	$125,678	$14,912
Net (income) loss from discontinued operations	8,335	(92,423)	2,871
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation and amortization	61,848	55,803	47,878
Stock-based compensation	13,285	10,078	8,090
Provision for losses on accounts receivable	535	96	271
Amortization of deferred financing costs and debt discounts	5,393	5,219	4,511
Deferred income tax	(2,222)	(17,633)	2,341
Gain (loss) on sale/disposal of assets and investments	(179)	290	(126)
Change in assets and liabilities, net of assets and liabilities acquired:
(Increase) decrease in accounts receivable and contract costs and recognized income not yet billed	8,279	2,681	(19,131)
Increase in inventories	(24,938)	(52,122)	(29,299)
Increase in prepaid and other assets	(4,285)	(2,285)	(4,781)
Increase in accounts payable, accrued liabilities and income taxes payable	7,638	11,078	17,541
Other changes, net	2,982	11,732	4,073
Net cash provided by operating activities - continuing operations	113,958	58,192	49,151
CASH FLOWS FROM INVESTING ACTIVITIES - CONTINUING OPERATIONS:
Acquisition of property, plant and equipment	(45,361)	(50,138)	(34,937)
Acquired business, net of cash acquired	(9,219)	(430,932)	(34,719)
Investment sales (purchases)	(149)	—	(1,824)
Proceeds (payments) from sale of business	(9,500)	474,727	—
Insurance proceeds (payments)	(10,604)	8,254	—
Proceeds from sale of property, plant and equipment	280	663	143
Net cash provided by (used in) investing activities - continuing operations	(74,553)	2,574	(71,337)
CASH FLOWS FROM FINANCING ACTIVITIES - CONTINUING OPERATIONS:
Dividends paid	(13,676)	(49,797)	(10,325)
Purchase of shares for treasury	(1,478)	(45,605)	(15,841)
Proceeds from long-term debt	201,748	443,058	233,443
Payments of long-term debt	(218,248)	(300,993)	(170,454)
Change in short-term borrowings	(366)	144	—
Share premium payment on settled debt	—	—	(24,997)
Financing costs	(1,090)	(7,793)	(1,548)
Purchase of ESOP shares	—	—	(10,908)
Contingent consideration for acquired businesses	(1,686)	—	—
Other, net	(180)	51	(70)
Net cash provided by (used) in financing activities - continuing operations	(34,976)	39,065	(700)

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by (used in) operating activities	(2,123)	(45,624)	47,193
Net cash used in investing activities	—	(10,762)	(45,075)
Net cash used in financing activities	—	(22,541)	(4,268)
Net cash used in discontinued operations	(2,123)	(78,927)	(2,150)
Effect of exchange rate changes on cash and equivalents	313	1,173	164
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	2,619	22,077	(24,872)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	69,758	47,681	72,553
CASH AND EQUIVALENTS AT END OF PERIOD	$72,377	$69,758	$47,681
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$63,334	$59,793	$48,137
Cash paid for taxes	25,339	32,140	20,998

The accompanying notes to consolidated financial statements are an integral part of these statements.

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TREASURY SHARES		ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	DEFERRED COMPENSATION	Total
(in thousands)	SHARES	PAR VALUE			SHARES	COST
Balance at 9/30/2016	79,966	$19,992	$529,980	$475,760	34,797	$(501,866)	$(81,241)	$(31,678)	$410,947
Net income	—	—	—	14,912	—	—	—	—	14,912
Dividends	—	—	—	(10,325)	—	—	—	—	(10,325)
Tax effect from exercise/vesting of equity awards, net	—	—	(97)	—	586	(13,641)	—	—	(13,738)
Amortization of deferred compensation	—	—	—	—	—	—	—	3,510	3,510
Common stock issued	3	—	22	—	—	—	—	—	22
Common stock acquired	—	—	—	—	129	(2,201)	—	—	(2,201)
Equity awards granted, net	694	174	(174)	—	—	—	—	—	—
Premium on settlement of convertible debt	—	—	(73,855)	—	—	—	—	—	(73,855)
Issuance of treasury stock in settlement of convertible debt	—	—	20,375	—	(1,955)	28,483	—	—	48,858
ESOP purchase of common stock	—	—	—	—	—	—	—	(10,908)	(10,908)
ESOP allocation of common stock	—	—	2,736	—	—	—	—	—	2,736
Stock-based compensation	—	—	8,090	—	—	—	—	—	8,090
Other comprehensive income, net of tax	—	—	—	—	—	—	20,760	—	20,760
Balance at 9/30/2017	80,663	$20,166	$487,077	$480,347	33,557	$(489,225)	$(60,481)	$(39,076)	$398,808
Net income (loss)	—	—	—	125,678	—	—	—	—	125,678
Dividends	—	—	—	(55,502)	—	—	—	—	(55,502)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	200	(4,495)	—	—	(4,495)
Amortization of deferred compensation	—	—	—	—	—	—	—	8,110	8,110
Common stock acquired	—	—	—	—	2,089	(41,110)	—	—	(41,110)
Equity awards granted, net	857	214	(214)	—	—	—	—	—	—
ESOP allocation of common stock	—	—	4,756	—	—	—	—	—	4,756
Stock-based compensation	—	—	10,078	—	—	—	—	—	10,078
Stock-based consideration	—	—	1,699	—	—	—	—	—	1,699
Other comprehensive loss, net of tax	—	—	—	—	—	—	26,369	—	26,369
Balance at 9/30/2018	81,520	20,380	503,396	550,523	35,846	(534,830)	(34,112)	(30,966)	474,391
Net income (loss)	—	—	—	37,287	—	—	—	—	37,287
Cumulative catch-up adjustment related to adoption of ASC 606(1)	—	—	—	(5,618)	—	—	—	—	(5,618)
Dividends	—	—	—	(13,676)	—	—	—	—	(13,676)
Shares withheld on employee taxes on vested equity awards	—	—	—	—	86	(1,106)	—	—	(1,106)

GRIFFON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

Amortization of deferred compensation	—	—	—	—	—	—	—	2,726	2,726
Common stock acquired	—	—	—	—	37	(372)	—	—	(372)
Equity awards granted, net	1,255	314	(314)	—	—	—	—	—	—
ESOP allocation of common stock	—	—	1,512	—	—	—	—	—	1,512
Stock-based compensation	—	—	13,285	—	—	—	—	—	13,285
Stock-based consideration	—	—	1,138	—	—	—	—	—	1,138
Other comprehensive loss, net of tax	—	—	—	—	—	—	(31,804)	—	(31,804)
Balance at 9/30/2019	82,775	20,694	519,017	568,516	35,969	(536,308)	(65,916)	(28,240)	477,763
(1) See Note 1 - Recently adopted accounting pronouncements and Note 2 - Revenue for additional information.

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

On June 4, 2018, Clopay Corporation ("Clopay") (previously known as Clopay Building Products Company, Inc.) acquired CornellCookson, Inc. ("CornellCookson"), a leading US manufacturer and marketer of rolling steel door and grille products designed for commercial, industrial, institutional and retail use. The accounts, affected for adjustments to reflect fair market values assigned to assets purchased and liabilities assumed, and results of operations of CornellCookson, are included in the Company’s consolidated financial statements from the date of acquisition of June 4, 2018. See Note 3, Acquisitions.

On November 16, 2017, Griffon announced it entered into a definitive agreement to sell Clopay Plastic Products Company, Inc. ("Plastics") and on February 6, 2018, completed the sale to Berry Global, Inc. ("Berry") for approximately $465,000, net of certain post-closing adjustments. As a result, Griffon classified the results of operations of the Plastics business as discontinued operations in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operations in the consolidated balance sheets. All results and information presented exclude Plastics unless otherwise noted. See Note 7, Discontinued Operations.

On October 2, 2017, Griffon acquired ClosetMaid LLC ("ClosetMaid"). ClosetMaid, founded in 1965, is a leading North American manufacturer and marketer of wood and wire closet organization, general living storage and wire garage storage products and sells to some of the largest home center retail chains, mass merchandisers, and direct-to-builder professional installers in North America. The accounts, affected for adjustments to reflect fair market values assigned to assets purchased and liabilities assumed, and results of operations of ClosetMaid are included in the Company’s consolidated financial statements from the date of acquisition of October 2, 2017. See Note 3, Acquisitions.

In the fourth quarter of fiscal 2019, Griffon modified its reportable segment structure to provide investors with improved visibility after a series of portfolio repositioning actions which included the divestiture of the Plastics business, the acquisition of ClosetMaid and its subsequent integration into AMES, and the acquisition of CornellCookson by Clopay. Griffon now reports its operations through three reportable segments: the newly formed Consumer and Professional Products segment, which consists of AMES, Home and Building Products segment, which consists of Clopay, and Defense Electronics segment, which consists of Telephonics Corporation.

Griffon currently conducts its operations through three reportable segments:

•
Consumer and Professional Products ("CPP") conducts its operations through The AMES Companies, Inc. (“AMES”). Founded in 1774, AMES is the leading North American manufacturer and a global provider of branded consumer and professional tools and products for home storage and organization, landscaping, and enhancing outdoor lifestyles. CPP sells products globally through a portfolio of leading brands including True Temper, AMES, and ClosetMaid.

•
Home and Building Products ("HBP") conducts its operations through Clopay. Founded in 1964, Clopay is the largest manufacturer and marketer of garage doors and rolling steel doors in North America.  Residential and commercial sectional garage doors are sold through professional dealers and leading home center retail chains throughout North America under the brands Clopay, Ideal, and Holmes. Rolling steel door and grille products designed for commercial, industrial, institutional, and retail use are sold under the CornellCookson brand.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

•
Defense Electronics conducts its operations through Telephonics Corporation ("Telephonics"), founded in 1933, a globally recognized leading provider of highly sophisticated intelligence, surveillance and communications solutions for defense, aerospace and commercial customers.

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

During 2017, Griffon recorded $5,700 of reserves in discontinued operations related to historical environmental remediation efforts and to increase the reserve for homeowner association claims related to the Clopay Services Corporation discontinued operations in 2008.

Clopay Plastic Products Company, Inc.

On November 16, 2017, Griffon announced it entered into a definitive agreement to sell Plastics and on February 6, 2018, completed the sale to Berry for approximately $465,000, net of certain post-closing adjustments. As a result, Griffon classified the results of operations of the Plastics business as discontinued operations in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operations in the consolidated balance sheets. All results and information presented exclude Plastics unless otherwise noted. See Note 7, Discontinued Operations.

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Cash and equivalents

Griffon considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash equivalents primarily consist of overnight commercial paper, highly-rated liquid money market funds backed by U.S. Treasury securities and U.S. Agency securities, as well as insured bank deposits. Griffon had cash in non-U.S. bank accounts of approximately $34,200 and $24,900 at September 30, 2019 and 2018, respectively. Substantially all U.S. cash and equivalents are in excess of FDIC insured limits. Griffon regularly evaluates the financial stability of all institutions and funds that hold its cash and equivalents.

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

The fair value of Griffon’s 2022 senior notes approximated $1,010,000, on September 30, 2019. Fair values were based upon quoted market prices (level 1 inputs).

Insurance contracts with a value of $3,408 at September 30, 2019 are measured and recorded at fair value based upon quoted prices in active markets for similar assets (level 2 inputs) and are included in Other current assets on the consolidated balance sheet.

Items Measured at Fair Value on a Recurring Basis

At September 30, 2019 and 2018, trading securities, measured at fair value based on quoted prices in active markets for similar assets (level 2 inputs), with a fair value of $2,754 ($2,233 cost basis) and $2,644 ($2,086 cost basis), respectively, were included in Prepaid and other current assets on the Consolidated Balance Sheets. During 2018, the Company settled trading securities with proceeds totaling $4,126 and recognized a loss of $1,251 in Other income (expense). Realized and unrealized gains and losses on trading securities and realized gains and losses on available-for-sale securities are included in Other income in the Consolidated Statements of Operations and Comprehensive Income (Loss).

In the normal course of business, Griffon’s operations are exposed to the effect of changes in foreign currency exchange rates. To manage these risks, Griffon may enter into various derivative contracts such as foreign currency exchange contracts, including forwards and options. During 2019 and 2018, Griffon entered into several such contracts in order to lock into a foreign currency rate for planned settlements of trade and inter-company liabilities payable in USD.

At September 30, 2019 and 2018, Griffon had $14,000 and $12,000 of Australian dollar contracts at a weighted average rate of $1.48 and $1.38, respectively, which qualified for hedge accounting. These hedges were all deemed effective as cash flow hedges with gains and losses related to changes in fair value deferred and recorded in Other comprehensive income (loss) and Prepaid and other current assets, or Accrued liabilities, until settlement. Upon settlement, gains and losses were recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Cost of goods and services. AOCI included deferred gains of $327 ($213, net of tax) and deferred gains of $443 ($288, net of tax) at September 30, 2019 and 2018, respectively. Upon

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

settlement, gains of $1,932 and $657 were recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Cost of goods and services ("COGS") during 2019 and 2018, respectively. All contracts expire in 1 to 90 days.

At September 30, 2019 and 2018, Griffon had $3,500 and $700, respectively, of Canadian dollar contracts at a weighted average rate of $1.32 and $1.29. These contracts, which protect Canadian operations from currency fluctuations for U.S. dollar based purchases, do not qualify for hedge accounting and fair value gains (losses) of $14 and $(7) were recorded in Other assets and to Other income for the outstanding contracts, based on similar contract values (level 2 inputs), for the years ended September 30, 2019 and 2018, respectively. Realized gains and (losses) of $68 and $(161), were recorded in Other income during 2019 and 2018, respectively. All contracts expire in 30 to 360 days.

Pension plan assets with a fair value of $145,319 at September 30, 2019, are measured and recorded at fair value based upon quoted prices in active markets for identical assets (level 1 inputs), quoted market prices for similar assets (level 2 inputs) and fair value assumptions for unobservable inputs in which little or no market data exists (level 3).

Non-U.S. currency translation

Assets and liabilities of non-U.S. subsidiaries, where the functional currency is not the U.S. dollar, have been translated at year-end exchange rates and profit and loss accounts have been translated using weighted average exchange rates. Adjustments resulting from currency translation have been recorded in the equity section of the balance sheet in AOCI as cumulative translation adjustments. Cumulative translation adjustments were gains (losses) of ($8,460) and $9,403 for 2019 and 2018, respectively. As of September 30, 2019 and 2018, the foreign currency translation components of Accumulated other comprehensive loss were $31,284 and $22,824, respectively. Assets and liabilities of an entity that are denominated in currencies other than that entity’s functional currency are re-measured into the functional currency using period end exchange rates, or historical rates where applicable to certain balances. Gains and losses arising on remeasurements are recorded within the Consolidated Statement of Operations and Comprehensive Income (Loss) as a component of Other income (expense).

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

This accounting standard did not materially impact the Company’s revenue recognition practices in our CPP and HBP Segments, however, it impacted revenue recognition practices in our Defense Electronics Segment. The impact of adopting this accounting standard was not material to the Company’s consolidated financial statements as of and for the year ended September 30, 2019. Under the modified retrospective method, the Company recognized the cumulative effect of initially applying this accounting standard as an adjustment to the opening balance in retained earnings of approximately $5,618 as of October 1, 2018, primarily relating to certain contracts in the Defense Electronics Segment containing provisions for radar and communication products that have an alternative use and / or no right to payment. For these contracts, the Company now recognizes revenue at a point in time, rather than over time as this measure more accurately depicts the transfer of control to the customer relative to the goods or services promised under the contract.

The Company’s accounting policy has been updated to align with the new standard to recognize revenue when the following criteria are met: 1) Contract with the customer has been identified; 2) Performance obligations in the contract have been identified; 3) Transaction price has been determined; 4) Transaction price has been allocated to the performance obligations; and 5) Revenue is recognized when (or as) performance obligations are satisfied. Refer to Note 2, Revenue for a discussion of our revenue recognition practices for each business segment.

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

Over 80% of the Company’s performance obligations are recognized at a point in time that relates to the manufacture and sale of a broad range of products and components within the CPP and HBP Segments, and revenue is recognized when title, and risk and rewards of ownership, have transferred to the customer. Less than 20% of the Company’s performance obligations are recognized over time or under the percentage-of-completion method that relate to prime or subcontractors from contract awards with the U.S. Government, as well as foreign governments and other commercial customers within our Defense Electronics Segment. Sales recognized over time are generally accounted for using an input measure to determine progress completed at the end of the period. We believe that cumulative costs incurred to date as a percentage of estimated total contract costs at completion is an appropriate measure of progress towards satisfaction of performance obligations, as it most accurately depicts the progress of our work and transfer of control to our customers. Refer to Note 2, Revenue for a discussion of our revenue recognition practices for each of our reportable segments.

Accounts receivable, allowance for doubtful accounts and concentrations of credit risk

Accounts receivable is composed principally of trade accounts receivable, that arise from the sale of goods or services on account, and is stated at historical cost. A substantial portion of Griffon’s trade receivables are from customers within the CPP and HBP businesses, of which the largest customer is Home Depot, whose financial condition is dependent on the construction and related retail sectors of the economy. As a percentage of consolidated accounts receivable, U.S. Government related programs were 8% and Home Depot was 12%. Griffon performs continuing evaluations of the financial condition of its customers, and although Griffon generally does not require collateral, letters of credit may be required from customers in certain circumstances.

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

Customer program reserves and cash discounts are netted against accounts receivable when it is customer practice to reduce invoices for these amounts. The amounts netted against accounts receivable in 2019 and 2018 were $17,322 and $15,530, respectively.

All accounts receivable amounts are expected to be collected in less than one year.

The Company does not currently have customers or contracts that prescribe specific retainage provisions.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Contract costs and recognized income not yet billed

Contract costs and recognized income not yet billed consists of amounts accounted for under the percentage of completion method of accounting, recoverable costs and accrued profit that cannot yet be invoiced under the terms of certain long-term contracts. Amounts will be invoiced when applicable contract terms, such as the achievement of specified milestones or product delivery, are met. At September 30, 2019 and 2018, approximately $13,100 and $29,500, respectively, of contract costs and recognized income not yet billed were expected to be collected after one year. As of September 30, 2019, Contract costs and recognized income not yet billed included no reserves for contract risk and as of September 30, 2018, included $400 of reserves for contract risk.

Inventories

Inventories, stated at the lower of cost (first-in, first-out or average) or market, include material, labor and manufacturing overhead costs.

Griffon’s businesses typically do not require inventory that is susceptible to becoming obsolete or dated. In general, Telephonics sells products in connection with programs authorized and approved under contracts awarded by the U.S. Government or agencies thereof and in accordance with customer specifications. HBP produces residential and commercial sectional garage doors, commercial rolling steel door and grille products, and CPP produces long-handled tools and landscaping products, and storage and organizational products, both in response to orders from customers of retailers and dealers or based on expected orders, as applicable.

Property, plant and equipment

Property, plant and equipment includes the historical cost of land, buildings, equipment and significant improvements to existing plant and equipment or, in the case of acquisitions, a fair market value appraisal of such assets completed at the time of acquisition. Expenditures for maintenance, repairs and minor renewals are expensed as incurred. When property or equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and the gain or loss is recognized. No event or indicator of impairment occurred during the three years ended September 30, 2019, which would require additional impairment testing of property, plant and equipment.

Depreciation expense, which includes amortization of assets under capital leases, was $51,926, $46,733 and $41,220 in 2019, 2018 and 2017, respectively, and was calculated on a straight-line basis over the estimated useful lives of the assets. Depreciation included in SG&A expenses was $19,026, $16,306 and $12,995 in 2019, 2018 and 2017. The remaining components of depreciation, attributable to manufacturing operations, are included in Cost of goods and services. Estimated useful lives for property, plant and equipment are as follows: buildings and building improvements, 25 to 40 years; machinery and equipment, 2 to 15 years; and leasehold improvements, over the term of the lease or life of the improvement, whichever is shorter.

Capitalized interest costs included in Property, plant and equipment were $2,925, $2,896 and $4,891 for the years ended September 30, 2019, 2018 and 2017, respectively. The original cost of fully-depreciated property, plant and equipment remaining in use at September 30, 2019 was approximately $229,456.

Goodwill and indefinite-lived intangibles

Goodwill is the excess of the acquisition cost of a business over the fair value of the identifiable net assets acquired. Goodwill is not amortized, but is subject to an annual impairment test unless during an interim period, impairment indicators such as a significant change in the business climate exist.

In the fourth quarter of fiscal 2019, Griffon modified its reportable segment structure to provide investors with improved visibility after a series of portfolio repositioning actions which included the divestiture of the Plastics business, the acquisition of ClosetMaid and its subsequent integration into AMES, and the acquisition of CornellCookson by Clopay. Griffon now defines its reporting units as three reportable segments: the newly formed Consumer and Professional Products segment, which consists of AMES, Home and Building Products segment, which consists of Clopay, and Defense Electronics segment, which consists of Telephonics Corporation.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Before changing its reportable segment structure, the Company completed its annual impairment review of its legacy HBP reporting unit, which also was its legacy reportable segment, and determined that the fair value of the legacy HBP reporting unit substantially exceeded the carrying value of the assets, as performed under step one, and no impairment existed.

Griffon also performed an impairment test of goodwill at Griffon's new reporting unit level as of September 30, 2019. The performance of the test involves a two-step process. The first step involves comparing the fair value of Griffon’s reporting units with the reporting unit’s carrying amount, including goodwill. Griffon generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the present value of expected future cash flows. This method uses market assumptions specific to Griffon’s reporting units. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, Griffon performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.

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

There was no impairment related to goodwill or indefinite-lived intangibles during the three years ending September 30, 2019.

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

There were no indicators of impairment during the three years ending September 30, 2019.

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

Griffon provides for uncertain tax positions and any related interest and penalties based upon Management’s assessment of whether a tax benefit is more likely than not of being sustained upon examination by tax authorities. At September 30, 2019 Griffon believes that it has appropriately accounted for all unrecognized tax benefits. As of September 30, 2019, 2018 and 2017, Griffon has recorded unrecognized tax benefits in the amount of $4,061, $4,519 and $4,825, respectively. Accrued interest and penalties related to income tax matters are recorded in the provision for income taxes.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

On December 22, 2017, the "Tax Cuts and Jobs Act" ("TCJA") was signed into law, significantly impacting several sections of the Internal Revenue Code. ASC 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017, or in the case of certain other provisions, January 1, 2018. Though certain key aspects of the TCJA were effective January 1, 2018 and had an immediate accounting effect, other significant provisions were not effective or did not result in accounting effects for September 30 fiscal year companies until October 1, 2018.
Among the significant changes to the U.S. Internal Revenue Code, the TCJA reduced the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The Company computed its income tax expense for the September 30, 2018 fiscal year using a blended Federal Tax Rate of 24.5%. The 21% Federal Tax Rate applies to fiscal years ended September 30, 2019 and each year thereafter.

In accordance with U.S. GAAP for income taxes, as well as SAB 118, the Company made a reasonable estimate of the impacts of the TCJA for the year ended September 30, 2018 and recorded a $20,587 benefit on the revaluation of deferred tax liabilities as a provisional amount for the re-measurement of deferred tax assets and liabilities, as well as an amount for deductible executive compensation expense, both of which have been reflected in the tax provision for 2018. SAB 118 allows for a measurement period of up to one year from the date of enactment to complete the Company’s accounting for the impacts of the TCJA. Our analysis under SAB 118 was completed in December 2018 and resulted in no material adjustments to the provision amounts recorded as of September 30, 2018.

The TCJA requires companies to pay a one-time transition tax on mandatory deemed repatriation of post-1986 undistributed foreign earnings and profits (“E&P”). The Company has recorded a provisional transition tax charge of $13,100 net of foreign tax credits for fiscal year 2018. The Company ultimately incurred a transition tax charge of $12,699. Under the TCJA, the Company elected to pay the transition tax interest-free over eight years.

The TCJA makes broad and complex changes to the U.S. tax code that affect our fiscal year ended September 30, 2019, including but not limited to: (1) creating the base erosion anti-abuse tax measure that taxes certain payments between a U.S. corporation and its foreign subsidiaries; (2) creating a new provision designed to tax global intangible low-tax income (“GILTI”) of foreign subsidiaries; and (3) a foreign derived intangible income. We have estimated the impact of these changes in our income tax provision for 2019.

The GILTI provision of the TCJA requires the Company to include in its U.S. Income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary's tangible assets. An accounting policy election is available to account for the tax effects of GILTI either as a current period expense when incurred, or to recognize deferred taxes for book and tax basis differences expected to reverse as GILTI in future years. We have elected to account for the tax effects of GILTI as a current period expense when incurred.

Research and development costs, shipping and handling costs and advertising costs

Research and development costs not recoverable under contractual arrangements are charged to SG&A expense as incurred and amounted to approximately $15,400 in both 2019 and 2018, and $17,700 in 2017.

SG&A expenses include shipping and handling costs of $66,400 in 2019, $59,600 in 2018 and $32,500 in 2017 and advertising costs, which are expensed as incurred, of $20,000 in 2019, $21,000 in 2018 and $22,000 in 2017.

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

In February 2018, the FASB issued guidance that allows companies to reclassify stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act ("TCJA"), from accumulated other comprehensive income to retained earnings. This guidance is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted, and will be effective for the Company beginning in 2020. We are currently evaluating the effects that the adoption of this guidance will have on our consolidated financial statements and the related disclosures.
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

In February 2016, the FASB issued Accounting Standard Codification 842 ("ASC 842") on lease accounting requiring lessees to recognize a right-of-use asset and a lease liability for long-term leases. The liability will be equal to the present value of lease payments. The Company adopted this new guidance on October 1, 2019, using the optional modified retrospective transition method and will not recast comparative periods in transition to the new standard. During the year the Company developed a project plan to guide the implementation of ASC 842. The Company completed this plan including surveying the Company’s businesses,

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

assessing the Company’s portfolio of leases and compiling a central repository of active leases. The Company also implemented a lease accounting software solution to support the new reporting requirements and established a future lease process to keep the lease accounting portfolio up to date. The Company evaluated key policy elections and considerations under the standard and completed an internal policy as well as training to address the new standard requirements. The Company plans to elect the package of practical expedients and will not apply the recognition requirements to short-term leases. Although management continues to evaluate the effect to the Company's Consolidated Balance Sheets and disclosures, management currently estimates total assets and liabilities will increase approximately $160,000 to $170,000 upon adoption, before considering deferred taxes. Management does not expect a material impact to the Company’s Consolidated Statements of Earnings or Cash Flows.

Recently adopted accounting pronouncements

In May 2017, the FASB issued guidance to address the situation when a company modifies the terms of a stock compensation award previously granted to an employee. This guidance is effective, and should be applied prospectively, for fiscal years beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period. The new guidance was effective for the Company beginning in fiscal 2019. The Company adopted this guidance as of October 1, 2018 and it did not have a material impact on the Company's financial condition, results of operations and related disclosures.
In March 2017, the FASB issued amendments to the Compensation - Retirement Benefits guidance which requires companies to retrospectively present the service cost component of net periodic benefit cost for pension and retiree medical plans along with other compensation costs in operating income and present the other components of net periodic benefit cost below operating income in the income statement. The guidance also allows only the service cost component of net periodic benefit cost to be eligible for capitalization within inventory or fixed assets on a prospective basis. This guidance was effective for fiscal years beginning after December 15, 2017. The Company adopted the requirements of the standard in the first quarter of 2019 on a retrospective basis reclassifying the other components of the net periodic benefit costs from Selling, general and administrative expenses to a non-service expense within Other (income) expense, net. This guidance did not have a material impact on the Company's results of operations. See Note 11 - Employee Benefit Plans for further information on the implementation of this guidance.

In January 2017, the FASB issued guidance that clarifies the definition of a business, which will impact many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The new standard is intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance was effective for annual periods beginning after December 15, 2017, including interim periods within those periods and was effective for the Company beginning in fiscal 2019. The Company adopted the requirements of the standard in the first quarter of 2019 and it did not have a material impact on the Company's financial condition, results of operations and related disclosures.

In August 2016, the FASB issued guidance on the Statement of Cash Flows Classification of certain cash receipts and cash payments (a consensus of the FASB Emerging Issues Task Force). This guidance addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This guidance was effective for the Company beginning in fiscal 2019. The Company adopted the requirements of the standard in the first quarter of 2019 and it did not have a material impact on the Company's financial condition, results of operations and cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) which supersedes nearly all existing revenue recognition guidance. Subsequent to the issuance of Topic 606, the FASB clarified the guidance through several ASUs; hereinafter the collection of revenue guidance is referred to as “ASC 606”. The core principle of ASC 606 is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On October 1, 2018, the Company adopted ASC 606 using the modified retrospective method for all contracts. Results for reporting periods beginning October 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605, Revenue Recognition. The Company recorded a net increase to beginning retained earnings of approximately $5,618 as of October 1, 2018 due to the cumulative impact of adopting ASC 606. The impact to beginning

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

retained earnings primarily related to certain contracts in the Defense Electronics Segment containing provisions for radar and communication products that have an alternative use and/or no right to payment.
The adoption of ASC 606 did not have a material impact on the Company’s Consolidated Condensed Financial Statements as of and for the year ended September 30, 2019. See Note 2 - Revenue for additional disclosures required by ASC 606.
The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements.

NOTE 2 – REVENUE

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

This accounting standard did not materially impact the Company’s revenue recognition practices in our CPP and HBP Segments, however, it impacted revenue recognition practices in our Defense Electronics Segment. The impact of adopting this accounting standard was not material to the Company’s consolidated financial statements as of and for the year ended September 30, 2019. Under the modified retrospective method, the Company recognized the cumulative effect of initially applying this accounting standard as an adjustment to the opening balance in retained earnings of approximately $5,618 as of October 1, 2018, primarily relating to certain contracts in the Defense Electronics Segment containing provisions for radar and communication products that have an alternative use and / or no right to payment. For these contracts, the Company now recognizes revenue at a point in time, rather than over time as this measure more accurately depicts the transfer of control to the customer relative to the goods or services promised under the contract.

The cumulative effect of the changes made to the Company's Consolidated October 1, 2018 Balance Sheet for the adoption of ASC 606 is as follows:

Balance Sheet	As Reported at September 30, 2018	Adjustments	Balance as of October 1, 2018
CURRENT ASSETS
Contract costs and recognized income not yet billed, net of progress payments	$121,803	$(20,982)	$100,821
Inventories	398,359	22,025	420,384
Total Current Assets	912,874	1,043	913,917
Total Assets	2,084,890	1,043	2,085,933

CURRENT LIABILITIES
Accounts payable	233,658	8,282	241,940
Billings in excess of costs (1)	17,559	8,282	25,841
Total Current Liabilities	393,071	8,282	401,353
OTHER LIABILITIES	106,710	(1,621)	105,089
Total Liabilities	1,610,499	6,661	1,617,160

SHAREHOLDERS' EQUITY
Retained Earnings	550,523	(5,618)	544,905
Total Shareholders' Equity	474,391	(5,618)	468,773
Total Liabilities and Shareholders’ Equity	$2,084,890	$1,043	$2,085,933
(1) Billings in excess of costs is reported in Accounts payable on the Company's Consolidated Balance Sheets.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

The impact to the Company's Consolidated Statement of Operations for the year ended September 30, 2019 and to the Company's Balance Sheet as of September 30, 2019 was as follows:

	For the Year Ended September 30, 2019
Income Statement	As Reported	Balances Without Adoption of ASC 606	Effect of Adoption Higher/(Lower)
Net sales	$2,209,289	$2,202,544	$6,745
Cost of goods and services	1,614,020	1,609,807	4,213
Income before taxes from continuing operations	72,178	69,646	2,532
Provision (benefit) from income taxes	26,556	26,004	552
Income from continuing operations	45,622	43,642	1,980

	As of September 30, 2019
Balance Sheet	As Reported	Balances Without Adoption of ASC 606	Effect of Adoption Higher/(Lower)
CURRENT ASSETS
Contract costs and recognized income not yet billed, net of progress payments	$105,111	$119,348	$(14,237)
Inventories	442,121	424,309	17,812
Total Current Assets	925,179	921,604	3,575
Total Assets	2,074,939	2,071,364	3,575

CURRENT LIABILITIES
Accounts payable	250,576	242,294	8,282
Billings in excess of costs	26,259	17,977	8,282
Total Current Liabilities	390,099	381,817	8,282
OTHER LIABILITIES	109,997	111,066	(1,069)
Total Liabilities	1,597,176	1,589,963	7,213

SHAREHOLDERS' EQUITY
Retained Earnings	568,516	572,154	(3,638)
Total Shareholders' Equity	477,763	481,401	(3,638)
Total Liabilities and Shareholders’ Equity	$2,074,939	$2,071,364	$3,575

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

See Note 18 - Business Segments for revenue from contracts with customers disaggregated by end markets, segments and geographic location.
Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service, or a bundle of goods or services, to the customer, and is the unit of accounting under ASC Topic 606. A contract with a customer is an agreement which both parties have approved, that creates enforceable rights and obligations, has commercial substance and with respect to which payment terms are identified and collectability is probable. Once the Company has entered into a contract or purchase order, it is evaluated to identify performance obligations. For each performance obligation, revenue is recognized when control of the promised products is transferred to the customer, or services are satisfied under the contract or purchase order, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services (the transaction price).

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

Over 80% of the Company’s performance obligations are recognized at a point in time that relates to the manufacture and sale of a broad range of products and components within the CPP and HBP Segments, and revenue is recognized when title, and risk and rewards of ownership, have transferred to the customer. Less than 20% of the Company’s performance obligations are recognized over time or under the percentage-of-completion method that relate to prime or subcontractors from contract awards with the U.S. Government, as well as foreign governments and other commercial customers within our Defense Electronics Segment. Sales recognized over time are generally accounted for using an input measure to determine progress completed at the end of the period. We believe that cumulative costs incurred to date as a percentage of estimated total contract costs at completion is an appropriate measure of progress towards satisfaction of performance obligations, as it most accurately depicts the progress of our work and transfer of control to our customers.

Revenue from CPP and HBP Segments

A majority of CPP and HBP Segment revenue is short cycle in nature with shipments occurring within one year from order and does not include a material long-term financing component, implicitly or explicitly. Payment terms generally range between 15 to 90 days and vary by the location of the business, the type of products manufactured to be sold and the volume of products sold, among other factors.
The Company’s CPP and HBP Segments recognize revenue from product sales when all factors are met, including when control of a product transfers to the customer upon its shipment, completion of installation, testing, certification or other substantive acceptance required under the contract. Other than standard product warranty provisions, sales arrangements provide for no other significant post-shipment obligations on the Company. From time-to-time and for certain customers, rebates and other sales incentives, promotional allowances or discounts are offered, typically related to customer purchase volumes, all of which are fixed or determinable and are classified as a reduction of revenue and recorded at the time of sale. Griffon provides for sales returns and allowances based upon historical returns experience.
The majority of the Company’s contracts in CPP and HBP offer assurance-type warranties in connection with the sale of a product to a customer. Assurance-type warranties provide a customer with assurance that the related product will function as the parties intended because it complies with agreed-upon specifications. Such warranties do not represent a separate performance obligation.
Payment terms in CPP and HBP vary depending on the type and location of the customer and the products or services offered. Generally, the period between the time revenue is recognized and the time payment is due is not significant. Shipping and handling charges are not considered a separate performance obligation. If revenue is recognized for a good before it is shipped and handled, the related shipping and handling costs must be accrued. Additionally, all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected from a customer (e.g., sales, use, value added, and some excise taxes) are excluded from revenue. The Company's policies related to shipping, handling and taxes have not changed with the adoption of ASC 606.
Revenue from Defense Electronics Segment
The Company’s Defense Electronics segment earns a substantial portion of its revenue as either a prime contractor or subcontractor from contract awards with the U.S. Government, as well as foreign governments and other, commercial, customers. These contracts are typically long-term in nature, usually greater than one year and do not include a material long-term financing component, either implicitly or explicitly. Revenue and profits from such contracts are recognized under the percentage-of-completion (over time) method of accounting. Revenue and profits on fixed-price contracts that contain engineering as well as production requirements are recorded based on the ratio of total actual incurred costs to date to the total estimated costs for each contract (cost-to-cost method).
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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

As this method relies on the substantial use of estimates, these projections may be revised throughout the life of a contract. Components of this formula and ratio that may be estimated include gross profit margin and total costs at completion. The cost performance and estimates to complete long-term contracts are reviewed, at a minimum, on a quarterly basis, as well as when information becomes available that would necessitate a review of the current estimate. Adjustments to estimates for a contract's estimated costs at completion and estimated profit or loss are often required as experience is gained, more information is obtained (even though the scope of work required under the contract may or may not change) and contract modifications occur. The impact of such adjustments to estimates is made on a cumulative basis in the period when such information has become known. The 2019, 2018, and 2017 income from operations included net favorable/(unfavorable) catch-up adjustments approximating $(4,500), $1,400 and $600, respectively. Gross profit is impacted by a variety of factors, including the mix of products, systems and services, production efficiencies, price competition and general economic conditions.
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
For contracts in which anticipated total costs exceed the total expected revenue, an estimated loss is recognized in the period when identifiable. A provision for the entire amount of the estimated loss is recorded on a cumulative basis. The estimated remaining costs to complete loss contracts as of September 30, 2019 was $9,800 and is recorded as a reduction to gross margin on the Consolidated Statements of Operations and Comprehensive Income (Loss). This loss had an immaterial impact on Griffon's Consolidated Financial Statements.
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
Transaction Price Allocated to the Remaining Performance Obligations

On September 30, 2019, we had $389,300 of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 72% of our remaining performance obligations as revenue within one year, with the balance to be completed thereafter.
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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Contract Balances

Contract assets were $105,111 as of September 30, 2019 compared to $121,803 as of September 30, 2018. The $16,692 decrease in our contract assets balance was primarily due to the implementation of ASC 606. Excluding the impact of ASC 606, the increase was primarily due to the timing of billings and work performed on various radar and surveillance programs. Contract assets primarily relate to the Company's right to consideration for work completed but not billed at the reporting date and are recorded in Contract costs and recognized income not yet billed, net of progress payments in the Consolidated Balance Sheets. Contract assets are transferred to receivables when the right to consideration becomes unconditional. Contract costs and recognized income not yet billed consists of amounts accounted for under the percentage of completion method of accounting, recoverable costs and accrued profit that cannot yet be invoiced under the terms of certain long-term contracts. Amounts will be invoiced when applicable contract terms, such as the achievement of specified milestones or product delivery, are met. At September 30, 2019 and 2018, approximately $13,100 and $29,500, respectively, of contract costs and recognized income not yet billed were expected to be collected after one year. As of September 30, 2019, Contract costs and recognized income not yet billed included no reserves for contract risk and as of September 30, 2018, included $400 of reserves for contract risk.

Contract liabilities were $26,259 as of September 30, 2019 compared to $17,559 as of September 30, 2018. The $8,700 increase in the contract liabilities balance was primarily due to the implementation of ASC 606. Contract liabilities relate to advance consideration received from customers for which revenue has not been recognized. The Company often receives cash payments from customers in advance of the Company’s performance resulting in contract liabilities. These contract liabilities are classified as current on the Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue. Current contract liabilities are recorded in Accounts payable on the Consolidated Balance Sheets. Contract liabilities are reduced when the associated revenue from the contract is recognized.

NOTE 3 — ACQUISITIONS

Griffon accounts for acquisitions under the acquisition method, in which assets acquired and liabilities assumed are recorded at fair value as of the date of acquisition using a method substantially similar to the goodwill impairment test methodology (level 3 inputs). The operating results of the acquired companies are included in Griffon’s consolidated financial statements from the date of acquisition in each instance.

On June 4, 2018, Clopay completed the acquisition of 100% of the outstanding stock of CornellCookson, a leading US manufacturer and marketer of rolling steel door and grille products designed for commercial, industrial, institutional and retail use, for approximately $180,000, excluding the estimated present value of tax benefits, and $12,426 of post-closing adjustments, primarily consisting of a working capital adjustment, of which $9,219 was paid in October 2018. CornellCookson revenue in 2018 was $66,654. The acquisition of CornellCookson substantially expanded Clopay’s non-residential product offerings, and added an established professional dealer network focused on rolling steel door and grille products for commercial, industrial, institutional and retail use. There is no other contingent consideration arrangement relative to the acquisition of CornellCookson.

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
(2) Includes $13,434 of gross inventory of which $1,098 was reserved for obsolete items.

The amounts assigned to goodwill and major intangible asset classifications, all of which are tax deductible, for the CornellCookson acquisition are as follows:

		Average Life (Years)
Goodwill	$43,183	N/A
Indefinite-lived intangibles	53,500	N/A
Definite-lived intangibles	14,100	12
Total goodwill and intangible assets	$110,783

On February 13, 2018, AMES acquired 100% of the outstanding stock of Kelkay Limited ("Kelkay"), a leading United Kingdom manufacturer and distributor of decorative outdoor landscaping products sold to garden centers, retailers and grocers in the UK and Ireland for $56,118 (GBP 40,452), subject to contingent consideration of up to GBP 7,000. In 2019, GBP 1,300 thousand was reversed into income as it was highly probable a portion of the contingent consideration would not be earned. This acquisition broadened AMES' product offerings in the market and increased its in-country operational footprint. The purchase price was primarily allocated to tradenames of GBP 19,000, customer related intangibles of GBP 6,640, accounts receivable and inventory of GBP 8,894 and fixed assets and land of GBP 8,241.

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

On October 2, 2017, Griffon Corporation completed the acquisition of 100% of the outstanding equity interests of ClosetMaid, a market leader of home storage and organization products, for approximately $185,700, inclusive of certain post-closing adjustments and excluding the present value of net tax benefits resulting from the transaction. The acquisition of ClosetMaid expanded Griffon’s Home and Building Products segment into the highly complementary home storage and organization category with a leading brand and product portfolio.

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

Griffon did not include any material, nonrecurring proforma adjustments directly attributable to the business combination in the proforma revenue and earnings. These proforma amounts have been compiled by adding the historical results from continuing operations of Griffon, restated for classifying the results of operations of the Plastics business as a discontinued operation, to the historical results of ClosetMaid after applying Griffon’s accounting policies and the following proforma adjustments:

•
Additional depreciation and amortization that would have been charged assuming the preliminary fair value adjustments to property, plant, and equipment, and intangible assets had been applied from October 1, 2016.

•	Elimination of intercompany interest income recorded on ClosetMaid’s financial statements earned on an intercompany receivable due from ClosetMaid’s former parent.

•	Additional interest and related expenses from the add-on offering of $275,000 for the aggregate principal amount of 5.25% senior notes due 2022 that Griffon used to acquire ClosetMaid.

•	Removal of $900 of restructuring costs from ClosetMaid's historical results for 2017.

•	The consequential tax effects of the above adjustments using a 39.7% tax rate for 2017.

The calculation of the purchase price allocation is as follows:

Accounts receivable (1)	$32,234
Inventories (2)	28,411
Property, plant and equipment	47,464
Goodwill	70,159
Intangible assets	74,580
Other current and non-current assets	3,852
Total assets acquired	256,700

Accounts payable and accrued liabilities	68,251
Long-term liabilities	2,720
Total liabilities assumed	70,971
Total	$185,729

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

SG&A and Cost of goods and services included $6,097 and $1,500 of acquisition-related costs, respectively, in 2018. SG&A included $9,617 acquisition-related costs in 2017. There were no acquisition-related costs in 2019.

NOTE 4 — INVENTORIES

The following table details the components of inventory:

	At September 30, 2019	At September 30, 2018
Raw materials and supplies	$121,791	$97,645
Work in process	93,830	83,578
Finished goods	226,500	217,136
Total	$442,121	$398,359

NOTE 5 — PROPERTY, PLANT AND EQUIPMENT

The following table details the components of property, plant and equipment, net:

	At September 30, 2019	At September 30, 2018
Land, building and building improvements	$133,036	$130,296
Machinery and equipment	580,698	544,875
Leasehold improvements	49,808	50,111
	763,542	725,282
Accumulated depreciation and amortization	(426,216)	(382,790)
Total	$337,326	$342,492

NOTE 6 — GOODWILL AND OTHER INTANGIBLES

In the fourth quarter of fiscal 2019, Griffon modified its reportable segment structure to provide investors with improved visibility after a series of portfolio repositioning actions which included the divestiture of the Plastics business, the acquisition of ClosetMaid and its subsequent integration into AMES, and the acquisition of CornellCookson by Clopay. Griffon now reports its operations through three reportable segments: the newly formed Consumer and Professional Products segment, which consists of AMES; Home and Building Products, which consists of Clopay; and Defense Electronics, which consists of Telephonics Corporation.

Before changing its reportable segment structure, the Company completed its annual impairment review of its legacy HBP reporting unit, which also was its legacy reportable segment, and determined that the fair value of the legacy HBP reporting unit substantially exceeded the carrying value of the assets, as performed under step one, and no impairment existed.

In connection with the Company's change in its reportable segments, the Company performed its annual impairment testing of goodwill at Griffon's new reporting unit level as of September 30, 2019. See in Note 1, Description of Business and Summary of Significant Accounting Policies, for a description of the Company's goodwill and indefinite-lived intangible impairment testing methodology. The Company performed an impairment test before and after the change in our reportable segment structure, and as a result of this analysis, no impairment was identified. ASC 350 “Intangibles - Goodwill and Other Intangibles” provides guidance on a company's subsequent measurement and recognition of goodwill and other intangibles, including subsequent changes to carrying amounts, including impairment and fair value adjustments. In accordance with the guidance set forth in ASC 350,

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

and in connection with the modification of its reportable segment structure, using a relative fair value approach, the Company reallocated $148,076 of goodwill between the CPP and HBP segments. See Note 18, Segment Information for further information on the Company's three reportable segments.

The following table provides changes in carrying value of goodwill by segment through the year ended September 30, 2019:

	At September 30, 2017	Goodwill from acquisitions	Foreign currency translation adjustments	At September 30, 2018	Goodwill from acquisitions	Reallocation of Goodwill	Foreign currency translation adjustments	At September 30, 2019
Consumer and Professional Products	$300,594	$77,024	$428	$378,046	$—	$(148,076)	$(2,701)	$227,269
Home and Building Products	—	42,883	(79)	42,804	300	148,076	73	191,253
Defense Electronics	18,545	—	—	18,545	—	—	—	18,545
Total	$319,139	$119,907	$349	$439,395	$300	$—	$(2,628)	$437,067

The following table provides the gross carrying value and accumulated amortization for each major class of intangible asset:

	At September 30, 2019			At September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Customer relationships & other	$183,515	$57,783	23	$186,031	$49,822
Unpatented technology	19,167	7,329	13	19,004	6,238
Total amortizable intangible assets	202,682	65,112		205,035	56,060
Trademarks	219,069	—		221,883	—
Total intangible assets	$421,751	$65,112		$426,918	$56,060

Amortization expense for intangible assets subject to amortization was $9,922, $9,070 and $6,658 in 2019, 2018 and 2017, respectively. Amortization expense for each of the next five years and thereafter, based on current intangible balances and classifications, is estimated as follows: 2020 - $9,593; 2021 - $9,387; 2022 - $9,387; 2023 - $9,234 and 2024 - $9,208; thereafter - $90,761.

No event or indicator or impairment occurred during 2019, which would require impairment testing of long-lived intangible assets including goodwill.

NOTE 7 — DISCONTINUED OPERATIONS

During 2019, Griffon recorded an $11,050 charge ($8,335, net of tax) to discontinued operations. The charge consisted primarily of a purchase price adjustment to resolve a claim related to the $465,000 Plastics divestiture and included an additional reserve for a legacy environmental matter. During 2019, $9,500 of this charge was paid.

The following amounts summarize the total assets and liabilities of Plastics and Installation Services and other discontinued activities which have been segregated from Griffon’s continuing operations and are reported as assets and liabilities of discontinued operations in the consolidated balance sheets:

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

	At September 30, 2019	At September 30, 2018
Assets of discontinued operations:
Prepaid and other current assets	$321	$324
Other long-term assets	2,888	2,916
Total assets of discontinued operations	$3,209	$3,240

Liabilities of discontinued operations:
Accrued liabilities, current	$4,333	$7,210
Other long-term liabilities	3,331	2,647
Total liabilities of discontinued operations	$7,664	$9,857

At September 30, 2019, Griffon’s liabilities for Plastics, Installations Services and other discontinued operations primarily related to insurance claims, income taxes and product liability, warranty and environmental reserves totaling liabilities of approximately $7,664.

Plastics

On November 16, 2017, Griffon announced it entered into a definitive agreement to sell Plastics and on February 6, 2018, completed the sale to Berry for approximately $465,000, net of certain post-closing adjustments. As a result, Griffon classified the results of operations of the Plastics business as discontinued operations in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operations in the consolidated balance sheets. Plastics is a global leader in the development and production of embossed, laminated and printed specialty plastic films for hygienic, health-care and industrial products and sells to some of the world's largest consumer products companies. In connection with the sale of Plastics, the Company recorded a $9,500 post-closing adjustment ($7,085, net of tax) during 2019 and recorded a gain on sale of $112,964 ($81,041, net of tax) during 2018.

The following amounts related to the Plastics segment have been segregated from Griffon's continuing operations and are reported as discontinued operations:

	For the Year Ended September 30,
	2019	2018	2017
Revenue	$—	$166,262	$460,914
Cost of goods and services	—	132,100	389,416
Gross profit	—	34,162	71,498
Selling, general and administrative expenses	9,500	26,303	43,518
Restructuring charges	—	—	—
Total operating expenses	9,500	26,303	43,518
Income from discontinued operations	(9,500)	7,859	27,980
Other income (expense)
Gain on sale of business	—	112,964	—
Interest expense, net	—	(155)	(63)
Other, net	—	(687)	59
Total other income (expense)	—	112,122	(4)
Income from operations of discontinued operations	(9,500)	119,981	27,976

Installation Services and Other Discontinued Activities

In 2008, as a result of the downturn in the residential housing market, Griffon exited substantially all operating activities of its Installation Services segment which sold, installed and serviced garage doors and openers, fireplaces, floor coverings, cabinetry and a range of related building products, primarily for the new residential housing market. In 2008, Griffon sold eleven units, closed one unit and merged two units into HBP. Griffon substantially concluded its remaining disposal activities in 2009.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Installation Services operating results have been reported as discontinued operations in the Consolidated Statements of Operations and Comprehensive Income (Loss) for all periods presented; Installation Services is excluded from segment reporting. There was no reported revenue in 2019, 2018 and 2017.

During 2017, Griffon recorded $5,700 of reserves in discontinued operations related to historical environmental remediation efforts and to increase the reserve for homeowner association claims (HOA) related to the Clopay Services Corporation discontinued operations in 2008.

NOTE 8 — ACCRUED LIABILITIES

The following table details the components of accrued liabilities:

	At September 30, 2019	At September 30, 2018
Compensation	$61,639	$50,251
Interest	4,501	4,776
Warranties and rebates	13,171	11,227
Insurance	11,996	25,329
Rent, utilities and freight	5,326	4,830
Income and other taxes	7,814	8,016
Marketing and advertising	4,417	3,685
Acquisition related accruals	—	17,448
Other	15,801	13,630
Total	$124,665	$139,192

NOTE 9 – WARRANTY LIABILITY

Defense Electronics offers warranties against product defects for periods generally ranging from one to two years, depending on the specific product and terms of the customer purchase agreement. HBP also offers warranties against product defects for periods generally ranging from one to ten years, with limited lifetime warranties on certain door models. Typical warranties require CPP, HBP and Defense Electronics to repair or replace the defective products during the warranty period at no cost to the customer. At the time revenue is recognized, Griffon records a liability for warranty costs, estimated based on historical experience, and periodically assesses its warranty obligations and adjusts the liability as necessary. CPP offers an express limited warranty for a period of ninety days on all products from the date of the original purchase unless otherwise stated on the product or packaging from the date of original purchase.

Changes in Griffon’s warranty liability, included in Accrued liabilities, were as follows:

	Years Ended September 30,
	2019	2018
Balance, beginning of period	$8,174	$6,236
Warranties issued and changes in estimated pre-existing warranties	16,938	8,770
Actual warranty costs incurred	(17,218)	(7,948)
Other warranty liabilities assumed from acquisitions	$—	$1,116
Balance, end of period	$7,894	$8,174

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

NOTE 10 — NOTES PAYABLE, CAPITALIZED LEASES AND LONG-TERM DEBT

The present value of the net minimum payments on capitalized leases as of September 30, 2019 was follows:

At September 30, 2019
Total minimum lease payments	$6,928
Less amount representing interest payments	(382)
Present value of net minimum lease payments	6,546
Current portion	(3,691)
Capitalized lease obligation, less current portion	$2,855

Minimum payments under capital leases for the next five years are as follows: $3,950 in 2020, $2,153 in 2021, $668 in 2022, $157 in 2023, $0 in 2024 and $0 thereafter.

Included in the consolidated balance sheet at September 30, 2019 under Property, plant and equipment, are costs and accumulated depreciation subject to capitalized leases of $41,742 and $35,196, respectively, and included in Other assets are deferred interest charges of $55. Included in the consolidated balance sheet at September 30, 2018, under Property, plant and equipment are costs and accumulated depreciation subject to capitalized leases of $41,742 and $31,969, respectively, and included in Other assets are deferred interest charges of $80. Amortization expense was $3,967, $3,514, and $1,683 in 2019, 2018 and 2017 respectively.

In October 2006, a subsidiary of Griffon entered into a capital lease totaling $14,290 for real estate it occupies in Troy, Ohio. Approximately $10,000 was used to acquire the building and the remaining amount was used for improvements. The lease matures in 2021, bears interest at a fixed rate of 5.0%, is secured by a mortgage on the real estate and is guaranteed by Griffon.

Debt at September 30, 2019 and 2018 consisted of the following:

		At September 30, 2019
		Outstanding Balance	Original Issuer Discount	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate
Senior note due 2022	(a)	$1,000,000	$867	$(9,175)	$991,692	5.25%
Revolver due 2021	(b)	50,000	—	(1,243)	48,757	Variable
Capital lease - real estate	(f)	4,388	—	(55)	4,333	5.00%
Non U.S. lines of credit	(g)	17,576	—	(45)	17,531	Variable
Non U.S. term loans	(g)	36,977	—	(188)	36,789	Variable
Other long term debt	(h)	5,190	—	(18)	5,172	Variable
Totals		1,114,131	867	(10,724)	1,104,274
less: Current portion		(10,525)	—	—	(10,525)
Long-term debt		$1,103,606	$867	$(10,724)	$1,093,749

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

		At September 30, 2018
		Outstanding Balance	Original Issuer Discount	Capitalized Fees & Expenses	Balance Sheet	Coupon Interest Rate
Senior notes due 2022	(a)	$1,000,000	$1,220	$(12,968)	$988,252	5.25%
Revolver due 2021	(b)	25,000	—	(1,413)	23,587	Variable
ESOP Loans	(e)	34,694	—	(186)	34,508	Variable
Capital lease - real estate	(f)	7,503	—	(80)	7,423	5.00%
Non U.S. lines of credit	(g)	7,951	—	(16)	7,935	Variable
Non U.S. term loans	(g)	53,533	—	(148)	53,385	Variable
Other long term debt	(h)	6,011	—	(19)	5,992	Variable
Totals		1,134,692	1,220	(14,830)	1,121,082
less: Current portion		(13,011)	—	—	(13,011)
Long-term debt		$1,121,681	$1,220	$(14,830)	$1,108,071

Interest expense consists of the following for 2019, 2018 and 2017.

		Year Ended September 30, 2019
		Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense
Senior notes due 2022	(a)	5.66%	$52,500	$270	$3,803	$56,573
Revolver due 2021	(b)	Variable	6,998	—	980	7,978
ESOP Loans	(e)	6.3%	937	—	186	1,123
Capital lease - real estate	(f)	Variable	372	—	25	397
Non U.S. lines of credit	(g)	Variable	19	—	15	34
Non U.S. term loans	(g)	Variable	1,592	—	109	1,701
Other long term debt	(h)	Variable	640	—	5	645
Capitalized interest			(385)	—	—	(385)
Totals			$62,673	$270	$5,123	$68,066

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

		Year Ended September 30, 2018
		Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense
Senior notes due 2022	(a)	5.66%	$52,500	$270	$3,803	$56,573
Revolver due 2021	(b)	Variable	3,718	—	565	4,283
Real estate mortgages	(d)	3.3%	349	—	320	669
ESOP Loans	(e)	6.3%	1,802	—	124	1,926
Capital lease - real estate	(f)	Variable	581	—	25	606
Non U.S. lines of credit	(g)	Variable	34	—	15	49
Non U.S. term loan	(g)	Variable	1,420	—	90	1,510
Other long term debt	(h)	Variable	494	—	7	501
Capitalized interest			(549)	—	—	(549)
Totals			$60,349	$270	$4,949	$65,568

		Year Ended September 30, 2017
		Effective Interest Rate	Cash Interest	Amort. Debt Discount	Amort. Deferred Cost & Other Fees	Total Interest Expense
Senior notes due 2022	(a)	5.55%	$38,063	$270	$1,857	$40,190
Revolver due 2021	(b)	Variable	4,951	—	567	5,518
Convert. debt due 2017	(c)	8.9%	1,167	1,248	148	2,563
Real estate mortgages	(d)	2.6%	582	—	58	640
ESOP Loans	(e)	4.2%	1,557	—	133	1,690
Capital lease - real estate	(f)	5.5%	296	—	25	321
Non U.S. lines of credit	(g)	Variable	76	—	128	204
Non U.S. term loan	(g)	Variable	860	—	67	927
Other long term debt	(h)	Variable	245	—	10	255
Capitalized interest			(795)	—	—	(795)
Totals			$47,002	$1,518	$2,993	$51,513

Minimum payments under debt agreements for the next five years are as follows: $10,525 in 2020, $86,108 in 2021, $1,016,109 in 2022, $441 in 2023, $217 in 2024 and $731 thereafter.

(a)
On October 2, 2017, in an unregistered offering through a private placement under Rule 144A, Griffon completed the add-on offering of $275,000 principal amount of its 5.25% senior notes due 2022, at 101.0% of par, to Griffon's previously issued $125,000 principal amount of its 5.25% senior notes due 2022, at 98.76% of par, completed on May 18, 2016 and $600,000 5.25% senior notes due in 2022, at par, which was completed on February 27, 2014 (collectively the “Senior Notes”). As of September 30, 2019, outstanding Senior Notes due totaled $1,000,000; interest is payable semi-annually on March 1 and September 1. The net proceeds of the $275,000 add-on offering were used to acquire ClosetMaid with the remaining proceeds used to pay down outstanding loan borrowings under Griffon's Revolving Credit Facility (the "Credit Agreement"). The net proceeds of the previously issued $125,000 add-on offering were used to pay down outstanding revolving loan borrowings under the Credit Agreement.

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

The Senior Notes are senior unsecured obligations of Griffon guaranteed by certain domestic subsidiaries, and subject to certain covenants, limitations and restrictions. On February 5, 2018, July 20, 2016 and June 18, 2014, Griffon exchanged all of the $275,000, $125,000 and $600,000 Senior Notes, respectively, for substantially identical Senior Notes registered under the Securities Act of 1933 via an exchange offer. The fair value of the Senior Notes approximated $1,010,000 on September 30, 2019 based upon quoted market prices (level 1 inputs). In connection with the issuance and exchange of the $275,000 senior notes, Griffon capitalized $8,472 of underwriting fees and other expenses; in addition to $13,329 capitalized under the previously issued $725,000 Senior Notes. All capitalized fees for the Senior Notes will amortize over the term of the notes and, at September 30, 2019, $9,175 remained to be amortized.

(b)
On March 22, 2016, Griffon amended its Credit Agreement to increase the credit facility from $250,000 to $350,000, extend its maturity from March 13, 2020 to March 22, 2021, and modify certain other provisions of the facility. On October 2, 2017 and on May 31, 2018, Griffon amended the Credit Agreement in connection with the ClosetMaid and the CornellCookson acquisitions, respectively to, among other things modify the net leverage covenant. On February 22, 2019, Griffon further amended the Revolving Credit Facility, to, among other things, reflect changes in the lending group and certain corresponding changes in various administrative roles under the Revolving Credit Facility, make conforming administrative and technical changes and reflect changes in law. The facility includes a letter of credit sub-facility with a limit of $50,000 and a multi-currency sub-facility of $100,000. The Credit Agreement provides for same day borrowings of base rate loans. Borrowings under the Credit Agreement may be repaid and re-borrowed at any time, subject to final maturity of the facility or the occurrence of an event of default under the Credit Agreement. Interest is payable on borrowings at either a LIBOR or base rate benchmark rate, in each case without a floor, plus an applicable margin, which adjusts based on financial performance. Current margins are 1.75% for base rate loans and 2.75% for LIBOR loans. The Credit Agreement has certain financial maintenance tests including a maximum total leverage ratio, a maximum senior secured leverage ratio and a minimum interest coverage ratio, as well as customary affirmative and negative covenants and events of default. The negative covenants place limits on Griffon's ability to, among other things, incur indebtedness, incur liens, and make restricted payments and investments. Borrowings under the Credit Agreement are guaranteed by Griffon’s material domestic subsidiaries and are secured, on a first priority basis, by substantially all domestic assets of the Company and the guarantors, and a pledge of not greater than 65% of the equity interest in Griffon’s material, first-tier foreign subsidiaries. At September 30, 2019, under the Credit Agreement, there were $50,000 in outstanding borrowings; outstanding standby letters of credit were $21,281; and $278,719 was available, subject to certain loan covenants, for borrowing at that date.

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

(d)
In September 2015 and March 2016, Griffon entered into mortgage loans in the amount of $32,280 and $8,000, respectively, that were due to mature in September 2025 and April 2018, respectively. The mortgage loans were secured and collateralized by four properties occupied by Griffon's subsidiaries and were guaranteed by Griffon. The loans had an interest at a rate of LIBOR plus 1.50%. The loans were paid off during 2018.

(e)
In August 2016, Griffon’s ESOP entered into an agreement that refinanced the existing ESOP loan into a new Term Loan in the amount of $35,092 (the "Agreement"). The Agreement also provided for a Line Note with $10,908 available to purchase shares of Griffon common stock in the open market. During 2017, Griffon's ESOP purchased 621,875 shares of common stock for a total of $10,908 or $17.54 per share, under a borrowing line that has now been fully utilized. On June 30, 2017, the Term Loan and Line Note were combined into a single Term Loan. The Term Loan bears interest at LIBOR plus 2.91%. The Term Loan required quarterly principal payments of $569 with a balloon payment due at maturity. As a result of the special cash dividend of $1.00 per share, paid on April 16, 2018, the outstanding balance of the Term Loan was reduced by $5,705. The Term Loan was secured by shares purchased with the proceeds of the loan and with a lien on a specific amount of Griffon assets (which ranked pari passu with the lien granted on such assets under the Credit Agreement) and was guaranteed

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

by Griffon. On March 13, 2019, the ESOP Term Loan was refinanced with an internal loan from Griffon which was funded with cash and a draw on its $350,000 credit facility. The internal loan interest rate is fixed at 2.91%, matures in June 2033 and requires quarterly payments of principal, currently $569, and interest. The internal loan is secured by shares purchased with the proceeds of the loan. The amount outstanding on the internal loan at September 30, 2019 was $32,418.

(f)
Two Griffon subsidiaries have capital leases outstanding for real estate located in Troy, Ohio and Ocala, Florida. The leases mature in 2021 and 2020, respectively, and bear interest at fixed rates of approximately 5.0% and 8.0%, respectively. The Troy, Ohio lease is secured by a mortgage on the real estate and is guaranteed by Griffon. The Ocala, Florida lease contains two five-year renewal options. As of September 30, 2019, $4,333 was outstanding, net of issuance costs.

(g)
In November 2012, Garant G.P. (“Garant”) entered into a CAD 15,000 ($11,315 as of September 30, 2019) revolving credit facility. The facility accrues interest at LIBOR (USD) or the Bankers Acceptance Rate (CDN) plus 1.3% per annum (3.38% LIBOR USD and 3.13% Bankers Acceptance Rate CDN as of September 30, 2019). The revolving facility matures in October 2022. Garant is required to maintain a certain minimum equity. As of September 30, 2019, there were no borrowings under the revolving credit facility with CAD 15,000 ($11,315 as of September 30, 2019) available for borrowing.

In July 2016, Griffon Australia Holdings Pty Ltd and its Australian subsidiaries ("Griffon Australia") entered into an AUD 30,000 term loan and an AUD 10,000 revolver. The term loan refinanced two existing term loans and the revolver replaced two existing lines. In December 2016, the amount available under the revolver was increased from AUD 10,000 to AUD 20,000 and, in March 2017 and September 2017, the term loan commitment was increased by AUD 5,000 and AUD 15,000, respectively. In March 2019, the term commitment was reduced by AUD 10,000 with proceeds from a receivable purchase agreement in the amount of AUD 10,000. The term loan requires quarterly principal payments of AUD 1,250 plus interest with a balloon payment of AUD 13,375 due upon maturity in March 2022, and accrues interest at Bank Bill Swap Bid Rate “BBSY” plus 1.90% per annum (2.85% at September 30, 2019). As of September 30, 2019, the term had an outstanding balance of AUD 25,875 ($17,492 as of September 30, 2019). The revolving facility and receivable purchase facility mature in March 2020, but are renewable upon mutual agreement with the lender. The revolving facility and receivable purchase facility accrue interest at BBSY plus 1.8% and 1.0%, respectively, per annum (2.81% and 2.01%, respectively, at September 30, 2019). At September 30, 2019, there were AUD 16,000 ($10,816 at September 30, 2019) under the revolver and the receivable purchase facility had an outstanding balance of AUD 10,000 ($6,760 at September 30, 2019). The revolver, receivable purchase facility and the term loan are all secured by substantially all of the assets of Griffon Australia and its subsidiaries. Griffon Australia is required to maintain a certain minimum equity level and is subject to a maximum leverage ratio and a minimum fixed charges cover ratio.
In July 2018, the AMES Companies UK Ltd and its subsidiaries ("Ames UK") entered into a GBP 14,000 term loan, GBP 4,000 mortgage loan and GBP 5,000 revolver. The term loan and mortgage loan require quarterly principal payments of GBP 350 and GBP 83 plus interest, respectively, and have balloon payments due upon maturity, July 2023, of GBP 7,000 and GBP 2,333, respectively. The Term Loan and Mortgage Loans accrue interest at the GBP LIBOR Rate plus 2.25% and 1.8%, respectively (3.01% and 2.56% at September 30, 2019, respectively). The revolving facility matures in June 2020, but is renewable upon mutual agreement with the lender, and accrues interest at the Bank of England Base Rate plus 1.5% (2.25% as of September 30, 2019). As of September 30, 2019, the revolver had no outstanding balance while the term and mortgage loan balances amounted to GBP 15,831 ($19,485 as of September 30, 2019). The revolver and the term loan are both secured by substantially all of the assets of AMES UK and its subsidiaries. AMES UK is subject to a maximum leverage ratio and a minimum fixed charges cover ratio. An invoice discounting arrangement was canceled and replaced by the above loan facilities.

(h) Other long-term debt primarily consists of a loan with the Pennsylvania Industrial Development Authority, with the balance consisting of capital leases.
At September 30, 2019, Griffon and its subsidiaries were in compliance with the terms and covenants of its credit and loan agreements.

NOTE 11 – EMPLOYEE BENEFIT PLANS

Griffon offers defined contribution plans to most of its U.S. employees. In addition to employee contributions to the plans, Griffon makes contributions based upon various percentages of compensation and/or employee contributions, which were $11,788 in 2019, $11,053 in 2018 and $10,079 in 2017.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

The Company also provides healthcare and life insurance benefits for certain groups of retirees through several plans. For certain employees, the benefits are at fixed amounts per retiree and are partially contributory by the retiree. The post-retirement benefit obligation was $1,852 and $1,699 as of September 30, 2019 and 2018. The accumulated other comprehensive income (loss) for these plans was $(146) and ($60) as of September 30, 2019 and 2018, respectively, and the 2019 and 2018 benefit expense was $50 and $45, respectively. It is the Company’s practice to fund these benefits as incurred.

Griffon also has qualified and non-qualified defined benefit plans covering certain employees with benefits based on years of service and employee compensation. Over time, these amounts will be recognized as part of net periodic pension costs in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Griffon is responsible for overseeing the management of the investments of the qualified defined benefit plan and uses the services of an investment manager to manage these assets based on agreed upon risk profiles. The primary objective of the qualified defined benefit plan is to secure participant retirement benefits. As such, the key objective in this plan’s financial management is to promote stability and, to the extent appropriate, growth in the funded status. Financial objectives are established in conjunction with a review of current and projected plan financial requirements. The fair values of a majority of the plan assets were determined by the plans’ trustee using quoted market prices for identical instruments (level 1 inputs) as of September 30, 2019 and 2018. The fair value of various other investments was determined by the plan’s trustee using direct observable market corroborated inputs, including quoted market prices for similar assets (level 2 inputs). A small amount of plan assets are invested in private equity which consist primarily of investments in private companies which are valued using the net asset values provided by the underlying private investment companies as a practical expedient (level 3 inputs).

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

In March 2017, the FASB issued Accounting Standards Update 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changed certain presentation and disclosure requirements for employers that sponsor defined benefit and post-retirement pension plans. The new standard requires the service cost component of the net benefit cost to be in the same line item as other compensation in operating income and the other components of net benefit plan cost, including interest costs, amortization of prior service costs and recognized actuarial costs to be presented outside of operating income on a retrospective basis. The standard was effective for fiscal years beginning after December 15, 2017. The Company adopted the requirements of the standard in the first quarter of 2019 on a retrospective basis reclassifying the other components of the net periodic benefit plan costs from Selling, general and administrative expenses to a non-service expense within Other income (expense). The defined benefit and post-retirement pension plans did not have a service cost component. The Company utilized a practical expedient included in the accounting guidance which allowed the Company to use amounts previously disclosed in its pension and other post-retirement benefits note for the prior period as the estimation basis for applying the required retrospective presentation requirements.

The Company’s non-service cost components of net periodic benefit plan cost was a benefit of $3,148, $3,649 and $1,993 during 2019, 2018, and 2017 respectively. The impact of this adoption resulted in a reclassification to the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for 2018 and 2017, in which previously reported Cost of goods and services and Selling, general and administrative expenses were increased by $3,649 and $1,993, respectively with a corresponding offset to Other income (expense). The remaining provisions of the standard did not have a material impact on our financial position, results of operations or liquidity.

Griffon uses judgment to establish the assumptions used in determining the future liability of the plan, as well as the investment returns on the plan assets. The expected return on assets assumption used for pension expense was developed through analysis of historical market returns, current market conditions and past experience of plan investments. The long-term rate of return assumption

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

represents the expected average rate of earnings on the funds invested, or to be invested, to provide for the benefits included in the benefit obligations. The assumption is based on several factors including historical market index returns, the anticipated long-term asset allocation of plan assets and the historical return. The discount rate assumption is determined by developing a yield curve based on high quality bonds with maturities matching the plans’ expected benefit payment stream. The plans’ expected cash flows are then discounted by the resulting year-by-year spot rates. A 10% change in the discount rate or return on assets would not have a material effect on the financial statements of Griffon.

Net periodic costs (benefits) were as follows:

	Defined Benefits for the Years Ended September 30,			Supplemental Benefits for the Years Ended September 30,
	2019	2018	2017	2019	2018	2017
Net periodic (benefits) costs:
Interest cost	$5,778	$5,084	$4,892	$503	$544	$715
Expected return on plan assets	(10,331)	(10,736)	(10,943)	—	—	—
Amortization of:
Prior service costs	—	—	1	14	14	15
Actuarial loss	630	755	1,980	258	628	1,347
Total net periodic (benefits) costs	$(3,923)	$(4,897)	$(4,070)	$775	$1,186	$2,077

The tax benefits in 2019, 2018 and 2017 for the amortization of pension costs in Other comprehensive income (loss) were $221, $342 and $1,170, respectively.

The estimated net actuarial loss and prior service cost that will be amortized from AOCI into Net periodic pension cost during 2020 is $4,167 and $14, respectively.

The weighted-average assumptions used in determining the net periodic (benefits) costs were as follows:

	Defined Benefits for the Years Ended September 30,			Supplemental Benefits for the Years Ended September 30,
	2019	2018	2017	2019	2018	2017
Discount rate	2.92%	4.10%	3.64%	2.64%	3.99%	3.18%
Expected return on assets	7.00%	7.00%	7.25%	—%	—%	—%

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Plan assets and benefit obligation of the defined and supplemental benefit plans were as follows:

	Defined Benefits at September 30,		Supplemental Benefits at September 30,
	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$161,328	$174,337	$15,718	$32,627
Interest cost	5,778	5,084	503	544
Benefits paid	(10,790)	(10,531)	(1,942)	(3,001)
Actuarial (gain) loss	21,481	(7,562)	1,901	(14,452)
Benefit obligation at end of fiscal year	177,797	161,328	16,180	15,718
Change in plan assets:
Fair value of plan assets at beginning of fiscal year	150,680	150,822	—	—
Actual return on plan assets	2,606	7,940	—	—
Company contributions	3,114	2,449	1,942	3,001
Benefits paid	(10,790)	(10,531)	(1,942)	(3,001)
Fair value of plan assets at end of fiscal year	145,610	150,680	—	—
Projected benefit obligation in excess of plan assets	$(32,187)	$(10,648)	$(16,180)	$(15,718)
Amounts recognized in the statement of financial position consist of:
Accrued liabilities	$—	$—	$(1,906)	$(1,906)
Other liabilities (long-term)	(32,187)	(10,648)	(14,279)	(13,812)
Total Liabilities	(32,187)	(10,648)	(16,185)	(15,718)
Net actuarial losses	47,663	19,088	6,609	4,965
Prior service cost	—	—	14	28
Deferred taxes	(17,098)	(6,103)	(2,374)	(1,597)
Total Accumulated other comprehensive loss, net of tax	30,565	12,985	4,249	3,396
Net amount recognized at September 30,	$(1,622)	$2,337	$(11,936)	$(12,322)
Accumulated benefit obligations	$177,797	$161,328	$16,180	$15,718
Information for plans with accumulated benefit obligations in excess of plan assets:
ABO	$177,797	$161,328	$16,180	$15,718
PBO	177,797	161,328	16,180	15,718
Fair value of plan assets	145,610	150,680	—	—

The weighted-average assumptions used in determining the benefit obligations were as follows:

	Defined Benefits at September 30,		Supplemental Benefits at September 30,
	2019	2018	2019	2018
Weighted average discount rate	2.92%	4.10%	2.64%	3.99%

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

The actual and weighted-average asset allocation for qualified benefit plans were as follows:

	At September 30,
	2019	2018	Target
Cash and equivalents	1.9%	18.0%	—%
Equity securities	49.9%	68.5%	63.0%
Fixed income	29.4%	9.5%	37.0%
Other	18.8%	4.0%	—%
Total	100.0%	100.0%	100.0%

Estimated future benefit payments to retirees, which reflect expected future service, are as follows:

For the years ending September 30,	Defined Benefits	Supplemental Benefits
2020	$11,017	$1,900
2021	11,094	1,807
2022	11,026	1,709
2023	10,990	1,608
2024	10,933	1,490
2025 through 2029	53,249	5,741

During 2020, Griffon expects to contribute $1,900 in payments related to Supplemental Benefits that will be funded from the general assets of Griffon. Griffon expects to contribute $6,758 to the Defined Benefit plan in 2020.

The Clopay AMES Plan is covered by the Pension Protection Act of 2006. The Adjusted Funding Target Attainment Percent for the plan as of January 1, 2019 was 91.3%. Since the plan was in excess of the 80% funding threshold there were no plan restrictions. The expected level of 2020 catch up contributions is $2,440.

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

Government and agency securities – When quoted market prices are available in an active market, the investments are classified as Level 1. When quoted market prices are not available in an active market, the investments are classified as Level 1.

Equity securities – The fair values reflect the closing price reported on a major market where the individual mutual fund securities are traded in equity securities. These investments are classified within Level 1 of the valuation hierarchy.

Debt securities – The fair values are based on a compilation of primarily observable market information or a broker quote in a non-active market where the individual mutual fund securities are invested in debt securities. These investments are primarily classified within Level 1 of the valuation hierarchy.

Commingled funds – The fair values are determined using NAV provided by the administrator of the fund. The NAV is based on the value of the underlying assets owned by the trust/entity, minus its liabilities, and then divided by the number of shares outstanding. These investments are generally classified within Level 2 or 3, as appropriate, of the valuation hierarchy and can be liquidated on demand.

Interest in limited partnerships and hedge funds - One limited partnership investment is a private equity fund and the fair value is determined by the fund managers based on the net asset values provided by the underlying private investment companies as a practical expedient. These investments are classified within Level 2 of the valuation hierarchy.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

The following table presents the fair values of Griffon’s pension and post-retirement plan assets by asset category:

At September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$2,791	$—	$—	$2,791
Government agency securities	27,408	10,008	—	37,416
Debt instruments	182	2,996	—	3,178
Equity securities	72,517	—	—	72,517
Commingled funds	—	—	8,776	8,776
Limited partnerships and hedge fund investments	—	18,569	—	18,569
Other Securities	1,348	724	—	2,072
Total	$104,246	$32,297	$8,776	$145,319

The following table represents level 3 significant unobservable inputs for the year ended September 30, 2019:

Significant Unobservable Inputs (Level 3)

As of October 1, 2018	$—
Purchases, issuances and settlements	7,695
Gains and losses	1,081
As of September 30, 2019	$8,776

At September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and equivalents	$27,209	$—	$—	$27,209
Debt instruments	14,269	—	—	14,269
Equity securities	41,042	—	—	41,042
Commingled funds	—	62,088	—	62,088
Limited partnerships and hedge fund investments	—	6,026	—	6,026
Total	$82,520	$68,114	$—	$150,634

Griffon has an ESOP that covers substantially all domestic employees. All U.S. employees of Griffon, who are not members of a collective bargaining unit, automatically become eligible to participate in the plan on the October 1st following completion of one qualifying year of service (as defined in the plan). Securities are allocated to participants’ individual accounts based on the proportion of each participant’s aggregate compensation (not to exceed $280 for the plan year ended September 30, 2019), to the total of all participants’ compensation. Shares of the ESOP which have been allocated to employee accounts are charged to expense based on the fair value of the shares transferred and are treated as outstanding in determining earnings per share. Dividends paid on shares held by the ESOP are used to offset debt service on ESOP Loans. Dividends paid on shares held in participant accounts are utilized to allocate shares from the aggregate number of shares to be released, equal in value to those dividends, based on the

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

closing price of Griffon common stock on the dividend payment date. Compensation expense under the ESOP was $2,630 in 2019, $9,532 in 2018, including an impact of $2,588 from the April 2018 special dividend, and $5,643 in 2017. The cost of the shares held by the ESOP and not yet allocated to employees is reported as a reduction of Shareholders’ Equity. The fair value of the unallocated ESOP shares as of September 30, 2019 and 2018 based on the closing stock price of Griffon’s stock was $47,378 and $40,010, respectively. The ESOP shares were as follows:

	At September 30,
	2019	2018
Allocated shares	3,209,069	3,157,530
Unallocated shares	2,259,308	2,477,385
Total	5,468,377	5,634,915

NOTE 12 – INCOME TAXES

On December 22, 2017, the "Tax Cuts and Jobs Act" ("TCJA") was signed into law, significantly impacting several sections of the Internal Revenue Code. ASC 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017, or in the case of certain other provisions, January 1, 2018. Though certain key aspects of the TCJA were effective January 1, 2018 and had an immediate accounting effect, other significant provisions were not effective or did not result in accounting effects for September 30 fiscal year companies until October 1, 2018.
Among the significant changes to the U.S. Internal Revenue Code, the TCJA reduced the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The Company computed its income tax expense for the September 30, 2018 fiscal year using a blended Federal Tax Rate of 24.5%. The 21% Federal Tax Rate applies to the fiscal year ended September 30, 2019 and each year thereafter.

In accordance with U.S. GAAP for income taxes, as well as SAB 118, the Company made a reasonable estimate of the impacts of the TCJA for the year ended September 30, 2018 and recorded a $20,587 benefit on the revaluation of deferred tax liabilities as a provisional amount for the re-measurement of deferred tax assets and liabilities, as well as an amount for deductible executive compensation expense, both of which have been reflected in the tax provision for 2018. SAB 118 allows for a measurement period of up to one year from the date of enactment to complete the Company’s accounting for the impacts of the TCJA. Our analysis under SAB 118 was completed in December 2018 and resulted in no material adjustments to the provision amounts recorded as of September 30, 2018.

The TCJA requires companies to pay a one-time transition tax on mandatory deemed repatriation of post-1986 undistributed foreign earnings and profits (“E&P”). The Company has recorded a provisional transition tax charge of $13,100 net of foreign tax credits for fiscal year 2018. The Company ultimately incurred a transition tax charge of $12,699. Under the TCJA, the Company elected to pay the transition tax interest-free over eight years.

The TCJA makes broad and complex changes to the U.S. tax code that affect our fiscal year ended September 30, 2019, including but not limited to: (1) creating the base erosion anti-abuse tax measure that taxes certain payments between a U.S. corporation and its foreign subsidiaries; (2) creating a new provision designed to tax global intangible low-tax income (“GILTI”) of foreign subsidiaries; and (3) a foreign derived intangible income. We have estimated the impact of these changes in our income tax provision for 2019.

The GILTI provision of the TCJA requires the Company to include in its U.S. Income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary's tangible assets. An accounting policy election is available to account for the tax effects of GILTI either as a current period expense when incurred, or to recognize deferred taxes for book and tax basis differences expected to reverse as GILTI in future years. We have elected to account for the tax effects of GILTI as a current period expense when incurred.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Income taxes have been based on the following components of Income before taxes from continuing operations:

	For the Years Ended September 30,
	2019	2018	2017
Domestic	$49,723	$4,942	$(1,339)
Non-U.S.	22,455	28,868	18,037
	$72,178	$33,810	$16,698

Provision (benefit) for income taxes on income was comprised of the following from continuing operations:

	For the Years Ended September 30,
	2019	2018	2017
Current	$28,778	$18,188	$(3,426)
Deferred	(2,222)	(17,633)	2,341
Total	$26,556	$555	$(1,085)
U.S. Federal	$14,160	$(12,714)	$(6,689)
State and local	6,187	5,175	3,307
Non-U.S.	6,209	8,094	2,297
Total provision	$26,556	$555	$(1,085)

Griffon's income tax provision from the excess tax benefits from vesting of equity awards to be recognized within income tax expense in 2019 totaled $304, compared to income tax benefits in 2018 and 2017 of $1,299 and $4,440, respectively.

Griffon’s income tax provision included benefits of $576, $421 and $122 in 2019, 2018 and 2017, respectively, reflecting the reversal of previously recorded tax liabilities including the resolution of various tax audits and the closing of certain statutes for prior years’ tax returns.

Differences between the effective income tax rate applied to Income and the U.S. Federal income statutory rate from continuing operations were as follows:

	For the Years Ended September 30,
	2019	2018	2017
U.S. Federal income tax provision (benefit) rate	21.0%	24.5%	35.0%
State and local taxes, net of Federal benefit	6.6%	10.2%	12.4%
Non-U.S. taxes - foreign permanent items and taxes	2.0%	3.6%	(12.4)%
Non-U.S. tax true-up	—%	—%	(11.4)%
Change in domestic manufacturing deduction	0.7%	—%	(5.8)%
Change in tax contingency reserves	(0.7)%	(0.6)%	0.7%
Impact of federal rate change on deferred tax balances	—%	(60.0)%	—%
Tax Reform-Repatriation of Foreign Earnings and GILTI	1.0%	61.6%	—%
Change in valuation allowance	3.3%	13.4%	(0.6)%
Other non-deductible/non-taxable items, net	3.1%	(5.2)%	7.6%
Non-deductible officer's compensation	5.2%	6.4%	0.7%
Research and U.S. foreign tax credits	(4.7)%	(39.4)%	(3.6)%
Share based compensation	0.4%	(3.8)%	(26.6)%
Other	(1.1)%	(9.1)%	(2.5)%
Effective tax provision (benefit) rate	36.8%	1.6%	(6.5)%

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

The tax effect of temporary differences that give rise to future deferred tax assets and liabilities are as follows:

	At September 30,
	2019	2018
Deferred tax assets:
Bad debt reserves	$1,980	$1,404
Inventory reserves	8,361	7,709
Deferred compensation (equity compensation and defined benefit plans)	16,544	11,437
Compensation benefits	5,186	5,434
Insurance reserve	1,873	1,782
Warranty reserve	2,896	2,598
Net operating loss	11,077	10,593
Tax credits	9,373	6,379
Capital loss carryback	2,000	—
Interest	5,250	—
Other reserves and accruals	3,738	5,433
	68,278	52,769
Valuation allowance	(10,823)	(8,520)
Total deferred tax assets	57,455	44,249
Deferred tax liabilities:
Goodwill and intangibles	(42,477)	(44,402)
Property, plant and equipment	(43,996)	(39,260)
Other	(1,096)	(1,086)
Total deferred tax liabilities	(87,569)	(84,748)
Net deferred tax liabilities	$(30,114)	$(40,499)

In 2019, the increase in the valuation allowance of $2,302 is primarily the result of the generation and usage or non-usage of Foreign Tax Credit generated during the year.

The components of the net deferred tax liability, by balance sheet account, were as follows:

	At September 30,
	2019	2018
Other assets	$137	$61
Other liabilities	(31,141)	(42,689)
Liabilities of discontinued operations	890	2,129
Net deferred liability	$(30,114)	$(40,499)

At both September 30, 2019 and 2018, Griffon has a policy election to indefinitely reinvest the undistributed earnings of foreign subsidiaries with operations outside the U.S. As of September 30, 2019, we have approximately $83,002 of unremitted earnings of non-U.S. subsidiaries. The Company generates substantial cash flow in the U.S. and does not have a current need for the cash to be returned to the U.S. from the foreign entities. In the event these earnings are later remitted to the U.S., any estimated withholding tax on remittance of those earnings is expected to be immaterial to the income tax provision.

At September 30, 2019 and 2018, Griffon had loss carryforwards for U.S. tax purposes of $5,419 and $6,089, respectively, and non-U.S. tax purposes of $7,413 and $7,319, respectively. The U.S. losses expire beginning in 2033. The non-U.S. loss carryforwards are available for carryforward indefinitely.

At September 30, 2019, Griffon had interest expense carryforwards for U.S. tax purposes of $25,000. This carryforward is available for carryforward indefinitely.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

At September 30, 2019 and 2018, Griffon had state and local loss carryforwards of $127,354 and $124,442, respectively, which expire in varying amounts through 2039.

At September 30, 2019 and 2018, Griffon had federal tax credit carryforwards of $8,948 and $5,740, respectively, which expire in varying amounts through 2035.

At September 30, 2019, Griffon had capital loss carryover for U.S. tax purposes of $9,524. The carryover is available for three-year carryback or five-year carryforward.

We believe it is more likely than not that the benefit from certain federal tax credits, state net operating losses and credits, and foreign net operating losses will not be realized. In recognition of this risk, we have provided a valuation allowance as of September 30, 2019 and 2018 of $10,823 and $8,520, respectively, on the deferred tax assets relating to these federal credits, state net operating loss carryforwards and credits, and foreign net operating losses. If our assumptions change and we determine we will be able to realize these federal credits, state net operating loss carryforwards or credits, or foreign net operating losses, the benefits relating to the reversal of the valuation allowance will be recognized as a reduction of income tax expense.

If certain substantial changes in Griffon's ownership occur, there would be an annual limitation on the amount of carryforward(s) that can be utilized.

Griffon files U.S. Federal, state and local tax returns, as well as applicable returns in Canada, Australia, U.K. and other non-U.S. jurisdictions. Griffon’s U.S. Federal income tax returns are no longer subject to income tax examination for years before 2014. Griffon's major U.S. state and other non-U.S. jurisdictions are no longer subject to income tax examinations for years before 2012. Various U.S. state and non-U.S. statutory tax audits are currently underway.

The following is a roll forward of unrecognized tax benefits:

Balance at September 30, 2017	$4,825
Additions based on tax positions related to the current year	152
Additions based on tax positions related to prior years	(253)
Reductions based on tax positions related to prior years	26
Lapse of Statutes	(194)
Settlements	(37)
Balance at September 30, 2018	4,519
Additions based on tax positions related to the current year	117
Additions based on tax positions related to prior years	(559)
Lapse of Statutes	(16)
Balance at September 30, 2019	$4,061

If recognized, the amount of potential tax benefits that would impact Griffon’s effective tax rate is $790. Griffon recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. At September 30, 2019 and 2018, the combined amount of accrued interest and penalties related to tax positions taken or to be taken on Griffon’s tax returns and recorded as part of the reserves for uncertain tax positions was $66 and $122, respectively. Griffon cannot reasonably estimate the extent to which existing liabilities for uncertain tax positions may increase or decrease within the next twelve months as a result of the progression of ongoing tax audits or other events. Griffon believes that it has adequately provided for all open tax years by tax jurisdiction.

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

NOTE 13 – STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION

During 2019, 2018 and 2017, the Company declared and paid cash dividends totaling $0.29 per share, $0.28 per share and $0.24 per share, respectively. In addition, on March 7, 2018, the Board of Directors declared a special cash dividend of $1.00 per share, totaling $38,073 and paid on April 16, 2018 to shareholders of record as of the close of business on March 29, 2018. The Company currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors at its discretion based on various factors, and no assurance can be provided as to the payment of future dividends. Dividends paid on shares in the ESOP were used to offset ESOP loan payments and recorded as a reduction of debt service payments and compensation expense. A dividend payable was established for the holders of restricted shares; such dividends will be released upon vesting of the underlying restricted shares. In March 2019, the ESOP Term Loan was refinanced with a loan from Griffon which was funded with cash and a draw on its $350,000 credit facility; dividends paid on allocated shares in the ESOP are allocated to participant accounts in the form of additional shares.

On November 13, 2019, the Board of Directors declared a cash dividend of $0.075 per share, payable on December 19, 2019 to shareholders of record as of the close of business on November 27, 2019.

On January 29, 2016, shareholders approved the Griffon Corporation 2016 Equity Incentive Plan ("Incentive Plan") under which awards of performance shares, performance units, stock options, stock appreciation rights, restricted shares, restricted stock units, deferred shares and other stock-based awards may be granted. On January 31, 2018, shareholders approved Amendment No. 1 to the Incentive Plan pursuant which, among other things, added 1,000,000 shares to the Incentive Plan. Options granted under the Incentive Plan may be either “incentive stock options” or nonqualified stock options, generally expire ten years after the date of grant and are granted at an exercise price of not less than 100% of the fair market value at the date of grant. The maximum number of shares of common stock available for award under the Incentive Plan is 3,350,000 (600,000 of which may be issued as incentive stock options), plus (i) any shares reserved for issuance under the 2011 Equity Incentive Plan as of the effective date of the Incentive Plan, and (ii) any shares underlying awards outstanding on such effective date under the 2011 Incentive Plan that are canceled or forfeited. As of September 30, 2019, 270,937 shares were available for grant.

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

	For the Years Ended September 30,
	2019	2018	2017
Pre-tax compensation expense	$13,285	$10,078	$8,090
Tax benefit	(2,115)	(2,036)	(2,836)
Total stock-based compensation expense, net of tax	$11,170	$8,042	$5,254

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

As of ended September 30, 2018 and 2017, a stock option to purchase 350,000 shares was outstanding and exercisable at a weighted average exercise price of $20.00. This option expired on October 1, 2018.

A summary of restricted stock activity, inclusive of restricted stock units, for 2019 is as follows:

	Shares	Weighted Average Grant- Date Fair Value
Unvested at September 30, 2018	2,849,828	$14.89
Granted	1,262,270	10.11
Vested	(361,152)	13.15
Forfeited	(37,373)	17.18
Unvested at September 30, 2019	3,713,573	12.96

The fair value of restricted stock which vested during 2019, 2018, and 2017 was $4,748, $11,216 and $29,508, respectively.

Unrecognized compensation expense related to non-vested shares of restricted stock was $20,358 at September 30, 2019 and will be recognized over a weighted average vesting period of 1.9 years.

At September 30, 2019, a total of approximately 3,984,510 shares of Griffon’s authorized Common Stock were reserved for issuance in connection with stock compensation plans.

During 2019, Griffon granted 1,262,270 shares of restricted stock and restricted stock units. This included 734,270 shares of restricted stock and restricted stock units, subject to certain performance conditions, with vesting periods of three years, with a total fair value of $9,185, or a weighted average fair value of $12.51 per share. Also, this included 528,000 shares of restricted stock granted to two senior executives with a vesting period of four years and a two year post-vesting holding period, subject to the achievement of certain absolute and relative performance conditions relating to the price of Griffon's common stock. The Monte Carlo Simulation model was chosen to value the two senior executive awards; the total fair value of these restricted shares is approximately $3,576, or a weighted average fair value of $6.77. So long as the minimum performance condition is attained, the amount of shares that can vest will range from 384,000 to 528,000.

On each of August 3, 2016 and August 1, 2018, Griffon’s Board of Directors authorized the repurchase of up to $50,000 of Griffon’s outstanding common stock. Under these share repurchase programs, the Company may purchase shares of its common stock, depending upon market conditions, in open market or privately negotiated transactions, including pursuant to a 10b5-1 plan. Shares repurchased are recorded at cost. During 2019, Griffon purchased 37,500 shares of common stock under these repurchase programs, for a total of $372 or $9.92 per share. At September 30, 2019 an aggregate of $57,955 remains under Griffon's Board authorized repurchase authorizations.

In addition to the repurchases under Board authorized programs, during 2019, 85,847 shares, with a market value of $1,059, or $12.34 per share, were withheld to settle employee taxes due upon the vesting of restricted stock, and were added to treasury stock. Furthermore, during 2019, an additional 3,861 shares, with a market value of $47, or $12.16 per share, were withheld from common stock issued upon the vesting of restricted stock units to settle employee taxes due upon vesting.

On June 19, 2018, GS Direct, L.L.C., an affiliate of Goldman Sachs & Co., completed an underwritten secondary offering to sell 5,583,375 shares of Griffon's common stock, inclusive of the underwriters’ 30-day option to purchase additional shares. GS Direct’s original 10,000,000 share investment was in 2008; following the closing of the offering, GS Direct no longer owns any shares of Griffon.

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

During 2017, Griffon's ESOP purchased 621,875 shares of common stock for a total of $10,908 or $17.54 per share, under a borrowing line that has now been fully utilized and converted to a loan.

NOTE 14 – COMMITMENTS AND CONTINGENT LIABILITIES

Operating leases
Griffon rents real property and equipment under operating leases expiring at various dates. Most of the real property leases have escalation clauses related to increases in real property taxes. Rent expense for all operating leases totaled approximately $37,068, $35,726 and $26,297 in 2019, 2018 and 2017, respectively. Aggregate future minimum lease payments for operating leases at September 30, 2019 are $35,176 in 2020, $30,730 in 2021, $26,119 in 2022, $20,008 in 2023, $14,198 in 2024 and $78,105 thereafter.

Purchase Commitments
Purchase obligations are generally for the purchase of goods and services in the ordinary course of business. Griffon uses blanket purchase orders to communicate expected requirements to certain vendors. Purchase obligations reflect those purchase orders where the commitment is considered to be firm. Amounts purchased under such commitments were $226,026, $209,924 and $213,674 for the years ended September 30, 2019, 2018 and 2017, respectively. Purchase obligations that extend beyond 2019 are principally related to long-term contracts received from customers of Telephonics. Aggregate future minimum purchase obligations at September 30, 2019 are $239,365 in 2020, $2,045 in 2021, $42 in 2022, $15 in 2023 and $0 in 2024.

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

Subsequently, ISCP was advised by the DEC that random sampling at the Peekskill Site and in a creek near the Peekskill Site indicated concentrations of solvents and other chemicals common to Lightron’s prior plating operations. In 1996, ISCP entered into a consent order with the DEC (the “Consent Order”), pursuant to which ISCP was required to perform a remedial investigation and prepare a feasibility study (the “Feasibility Study”). After completing the initial remedial investigation, ISCP conducted, over the next several years, supplemental remedial investigations, including soil vapor investigations, as required by the Consent Order.

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

In August 2018, the DEC sent a letter to the United States Environmental Protection Agency (the “EPA”), in which the DEC requested that the Peekskill Site be nominated by the EPA for inclusion on the National Priorities List (the “NPL”).  Based on DEC’s request and on an analysis by a consultant retained by the EPA, on May 15, 2019 the EPA added the Peekskill Site to the NPL under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA").

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

Union Fork and Hoe, Frankfort, NY site. The former Union Fork and Hoe property in Frankfort, NY was acquired by AMES in 2006 as part of a larger acquisition, and has historic site contamination involving chlorinated solvents, petroleum hydrocarbons and metals. AMES has entered into an Order on Consent with the New York State Department of Environmental Conservation. While the Order is without admission or finding of liability or acknowledgment that there has been a release of hazardous substances at the site, AMES is required to perform a remedial investigation of certain portions of the property and to recommend a remediation option. At the conclusion of the remediation phase to the satisfaction of the DEC, the DEC will issue a Certificate of Completion. AMES has performed significant investigative and remedial activities over the last few years under work plans approved by the DEC, and is currently implementing a Remedial Action Work Plan that was approved by the DEC; such activity is expected to be completed by early 2020. AMES has a number of defenses to liability in this matter, including its rights under a previous Consent Judgment entered into between the DEC and a predecessor of AMES relating to the site.

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

NOTE 15 – EARNINGS PER SHARE

Basic and diluted EPS for 2019, 2018 and 2017 were determined using the following information (in thousands):

	2019	2018	2017
Weighted average shares outstanding - basic	40,934	41,005	41,005
Incremental shares from stock based compensation	1,954	1,417	1,642
Convertible debt due 2017	—	—	364
Weighted average shares outstanding - diluted	42,888	42,422	43,011
Anti-dilutive options excluded from diluted EPS computation	—	—	—

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

On September 5, 2017, Griffon entered into an engagement letter with Goldman Sachs pursuant to which Goldman Sachs agreed to act as Griffon’s financial advisor in connection with the exploration of strategic alternatives for Plastics. On November 15, 2017, Griffon signed an agreement to sell Plastics for approximately $465,000 to Berry. Under the terms of the engagement letter, upon the closing of the transaction a customary advisory fee was paid by Griffon to Goldman Sachs.

Goldman Sachs acted as a joint lead manager and as an initial purchaser in connection with Griffon’s add-on offering of $275,000 aggregate principal amount of 5.25% senior notes due 2022 that closed on October 2, 2017, and received a customary fee upon closing of the offering.

On June 19, 2018, GS Direct completed an underwritten secondary offering to sell 5,583,375 shares of Griffon's common stock, inclusive of the underwriters' 30-day option to purchase additional shares. GS Direct's initial 10,000,000 share investment was in 2008; following the closing of the offering, GS Direct no longer owns any shares of Griffon.

NOTE 17 — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly results of continuing operations for 2019 and 2018 were as follows:

Quarter ended	Revenue	Gross Profit	Income from continuing operations	Per Share - Basic	Per Share - Diluted
2019
December 31, 2018	$510,522	$143,046	$8,753	$0.21	$0.21
March 31, 2019	549,633	137,504	6,490	0.16	0.15
June 30, 2019	574,970	154,483	14,128	0.34	0.33
September 30, 2019	574,164	160,236	16,251	0.40	0.37
	$2,209,289	$595,269	$45,622	$1.11	$1.06
2018
December 31, 2017	$437,303	$120,779	$22,831	$0.54	$0.53
March 31, 2018	478,560	121,379	1,951	0.05	0.05
June 30, 2018	516,550	138,682	7,442	0.18	0.18
September 30, 2018	545,505	148,341	1,031	0.03	0.02
	$1,977,918	$529,181	$33,255	$0.81	$0.78

Notes to Quarterly Financial Information (unaudited):

•	Earnings (loss) per share are computed independently for each quarter and year presented; as such the sum of the quarters may not be equal to the full year amounts.

•	2019 Net income, and the related per share earnings, included, net of tax, a benefit from the reversal of contingent consideration related to the Kelkay acquisition of $1,333 for the fourth quarter.

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

NOTE 18 — REPORTABLE SEGMENTS

In the fourth quarter of fiscal 2019, Griffon modified its reportable segment structure to provide investors with improved visibility after a series of portfolio repositioning actions which included the divestiture of the Plastics business, the acquisition of ClosetMaid and its subsequent integration into AMES, and the acquisition of CornellCookson by Clopay. The prior year amounts have been recast to reflect the change in the reporting segments in the current year. Griffon now reports it operations through three reportable segments from continuing operations, as follows:

•
Consumer and Professional Products ("CPP") conducts its operations through AMES. Founded in 1774, AMES is the leading North American manufacturer and a global provider of branded consumer and professional tools and products for home storage and organization, landscaping, and enhancing outdoor lifestyles. CPP sells products globally through a portfolio of leading brands including True Temper, AMES, and ClosetMaid.

•
Home and Building Products ("HBP") conducts its operations through Clopay. Founded in 1964, Clopay is the largest manufacturer and marketer of garage doors and rolling steel doors in North America.  Residential and commercial sectional garage doors are sold through professional dealers and leading home center retail chains throughout North America under the brands Clopay, Ideal, and Holmes. Rolling steel door and grille products designed for commercial, industrial, institutional, and retail use are sold under the CornellCookson brand.

•
Defense Electronics conducts its operations through Telephonics Corporation ("Telephonics"), founded in 1933, a globally recognized leading provider of highly sophisticated intelligence, surveillance and communications solutions for defense, aerospace and commercial customers.

On November 16, 2017, Griffon announced it entered into a definitive agreement to sell Plastics and on February 6, 2018, completed the sale to Berry for $465,000, net of certain post-closing adjustments. As a result, Griffon classified the results of operations of the Plastics business as discontinued operations in the Consolidated Statements of Operations for all periods presented and classified the related assets and liabilities associated with the discontinued operations in the consolidated balance sheets. All results and information presented exclude Plastics unless otherwise noted. See Note 7, Discontinued Operations to the Notes of the Financial Statements.

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

On June 4, 2018, Clopay acquired CornellCookson, a leading US manufacturer and marketer of rolling steel door and grille products designed for commercial, industrial, institutional and retail use. The accounts, affected for preliminary adjustments to reflect fair market values assigned to assets purchased and liabilities assumed, and results of operations of CornellCookson, are included in the Company’s consolidated financial statements from the date of acquisition.

Information on Griffon’s reportable segments from continuing operations is as follows:

	For the Years Ended September 30,
REVENUE	2019	2018	2017

Consumer and Professional Products	$1,000,608	$953,612	$545,269
Home and Building Products	873,640	697,969	568,001
Defense Electronics	335,041	326,337	411,727
Total consolidated net sales	$2,209,289	$1,977,918	$1,524,997

Griffon evaluates performance and allocates resources based on each segment's operating results from continuing operations before interest income and expense, income taxes, depreciation and amortization, unallocated amounts (primarily corporate overhead), restructuring charges, loss on debt extinguishment and acquisition related expenses, as well as other items that may affect comparability, as applicable (“Segment Adjusted EBITDA”).

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

The following table provides a reconciliation of Segment Adjusted EBITDA to Income before taxes and discontinued operations:

	For the Years Ended September 30,
	2019	2018	2017
Segment Adjusted EBITDA:
Consumer and Professional Products	$90,677	$77,061	$45,002
Home and Building Products	120,161	100,339	81,764
Defense Electronics	35,104	36,063	45,931
Segment Adjusted EBITDA	245,942	213,463	172,697
Unallocated amounts, excluding depreciation	(46,302)	(45,343)	(41,918)
Net interest expense	(67,260)	(63,871)	(51,449)
Depreciation and amortization	(61,848)	(55,803)	(47,878)
Acquisition contingent consideration	1,646	—	—
Acquisition costs	—	(7,597)	(9,617)
Special dividend charges	—	(3,220)	—
Cost of life insurance benefit	—	(2,614)	—
Secondary equity offering costs	—	(1,205)	—
Contract settlement charges	—	—	(5,137)
Income before taxes from continuing operations	$72,178	$33,810	$16,698

	For the Years Ended September 30,
DEPRECIATION and AMORTIZATION	2019	2018	2017
Segment:
Consumer and Professional Products	$32,289	$30,816	$25,207
Home and Building Products	18,334	13,717	11,340
Defense Electronics	10,667	10,801	10,851
Total segment depreciation and amortization	61,290	55,334	47,398
Corporate	558	469	480
Total consolidated depreciation and amortization	$61,848	$55,803	$47,878

CAPITAL EXPENDITURES
Segment:
Consumer and Professional Products	$17,828	$23,040	$14,259
Home and Building Products	16,498	13,547	10,217
Defense Electronics	10,492	10,941	8,204
Total segment	44,818	47,528	32,680
Corporate	543	2,610	2,257
Total consolidated capital expenditures	$45,361	$50,138	$34,937

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

ASSETS	At September 30, 2019	At September 30, 2018	At September 30, 2017
Segment assets:
Consumer and Professional Products	$1,070,510	$1,221,143	$879,452
Home and Building Products	571,216	410,488	204,651
Defense Electronics	347,575	346,907	343,445
Total segment assets	1,989,301	1,978,538	1,427,548
Corporate	82,429	103,112	71,980
Total continuing assets	2,071,730	2,081,650	1,499,528
Assets of discontinued operations	3,209	3,240	374,013
Consolidated total	$2,074,939	$2,084,890	$1,873,541

Disaggregation of Revenue
Revenue from contracts with customers is disaggregated by end markets, segments and geographic location, as it more accurately depicts the nature and amount of the Company’s revenue.

For the Year Ended September 30, 2019
Residential repair and remodel	$140,369
Retail	528,279
Residential new construction	58,709
Industrial	45,129
International excluding North America	228,122
Total Consumer and Professional Products	1,000,608
Residential repair and remodel	439,287
Commercial construction	335,339
Residential new construction	99,014
Total Home and Building Products	873,640
U.S. Government	211,405
International	105,705
Commercial	17,931
Total Defense Electronics	335,041
Total Consolidated Revenue	$2,209,289

The following table presents revenue disaggregated by geography based on the location of the Company's customer:

	For the Year Ended September 30, 2019
Revenue by Geographic Area - Destination	Consumer and Professional Products	Home and Building Products	Defense Electronics	Total
United States	$690,772	$820,396	$226,095	$1,737,263
Europe	63,284	109	36,915	100,308
Canada	72,327	$39,472	10,568	122,367
Australia	165,291	16	3,712	169,019
All other countries	8,934	$13,647	57,751	80,332
Consolidated revenue	$1,000,608	$873,640	$335,041	$2,209,289

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

Segment information by geographic region for 2018 and 2017 was as follows:

	For the Years Ended September 30,
REVENUE BY GEOGRAPHIC AREA - DESTINATION	2018	2017
United States	$1,521,187	$1,164,958
Europe	102,814	67,048
Canada	123,341	106,080
Australia	166,980	124,757
All other countries	63,596	62,154
Consolidated revenue	$1,977,918	$1,524,997

	For the Years Ended September 30,
LONG-LIVED ASSETS BY GEOGRAPHIC AREA	2019	2018	2017
United States	$576,930	$612,294	$358,795
Canada	32,013	33,884	36,383
Australia	30,228	33,288	35,917
United Kingdom	46,550	24,892	4,144
Mexico	6,876	7,017	—
All other countries	1,368	1,975	2,023
Consolidated long-lived assets, net	$693,965	$713,350	$437,262

As a percentage of consolidated revenue from continuing operations, CPP sales to The Home Depot approximated 28% in 2019, 29% in 2018 and 28% in 2017; HBP sales to The Home Depot approximated 13% in 2019, 16% in 2018, and 18% in 2017; and Defense Electronics aggregate sales to the United States Government and its agencies approximated 10% in both 2019 and 2018, and 18% in 2017.

NOTE 19 – OTHER INCOME (EXPENSE)

Other income (expense) included $608, ($200) and $(723) for 2019, 2018 and 2017, respectively, of currency exchange gains (losses) in connection with the translation of receivables and payables denominated in currencies other than the functional currencies of Griffon and its subsidiaries, as well as $(40), $1,184 and $53, respectively, of investment income.

NOTE 20 - OTHER COMPREHENSIVE INCOME (LOSS)
The amounts recognized in other comprehensive income (loss) were as follows:

	Years Ended September 30,
	2019			2018			2017
	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax	Pre-tax	Tax	Net of tax
Foreign currency translation adjustments	$(8,460)	$—	$(8,460)	$9,403	$—	$9,403	$10,667	$—	$10,667
Pension and other defined benefit plans	(30,581)	7,526	(23,055)	24,081	(7,700)	16,381	14,160	(4,957)	9,203
Cash flow hedge	(413)	124	(289)	900	(315)	585	1,370	(480)	890
Total other comprehensive income (loss)	$(39,454)	$7,650	$(31,804)	$34,384	$(8,015)	$26,369	$26,197	$(5,437)	$20,760

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

The components of Accumulated other comprehensive income (loss) are as follows:

	At September 30,
	2019	2018
Foreign currency translation	$(31,284)	$(22,824)
Pension and other defined benefit plans	(34,814)	(11,759)
Cash flow hedge	182	471
Total	$(65,916)	$(34,112)

Total comprehensive income (loss) were as follows:

	For the Years Ended September 30,
	2019	2018	2017
Net income (loss)	$37,287	$125,678	$14,912
Other comprehensive income (loss), net of taxes	(31,804)	26,369	20,760
Comprehensive income (loss)	$5,483	$152,047	$35,672

Amounts reclassified from accumulated other comprehensive income (loss) to income (loss) were as follows:

	For the Years Ended September 30,
Gain (Loss)	2019	2018	2017
Pension amortization	$(902)	$(1,397)	$(3,343)
Cash flow hedges	1,932	657	(1,458)
Total before tax	1,030	(740)	(4,801)
Tax	(216)	155	1,680
Net of tax	$814	$(585)	$(3,121)
NOTE 21 – CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

Griffon’s Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the domestic assets of Clopay Corporation, Telephonics Corporation, The AMES Companies, Inc., ATT Southern LLC, Clopay Ames Holding Corp., ClosetMaid, LLC, CornellCookson, LLC and Cornell Real Estate Holdings, LLC. all of which are indirectly 100% owned by Griffon. In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act of 1933, presented below are condensed consolidating financial information as of September 30, 2019 and 2018, and for the years ended September 30, 2019, 2018 and 2017. The financial information may not necessarily be indicative of results of operations or financial position had the guarantor companies or non-guarantor companies operated as independent entities. The guarantor companies and the non-guarantor companies include the consolidated financial results of their wholly owned subsidiaries accounted for under the equity method.

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

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

CONDENSED CONSOLIDATING BALANCE SHEETS
At September 30, 2019

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CURRENT ASSETS
Cash and equivalents	$1,649	$25,217	$45,511	$—	$72,377
Accounts receivable, net of allowances	—	227,069	38,580	(1,199)	264,450
Contract costs and recognized income not yet billed, net of progress payments	—	104,109	1,002	—	105,111
Inventories	—	372,839	69,540	(258)	442,121
Prepaid and other current assets	8,238	25,754	6,951	(144)	40,799
Assets of discontinued operations	—	—	321	—	321
Total Current Assets	9,887	754,988	161,905	(1,601)	925,179
PROPERTY, PLANT AND EQUIPMENT, net	1,184	289,282	46,860	—	337,326
GOODWILL	—	375,734	61,333	—	437,067
INTANGIBLE ASSETS, net	93	224,275	132,271	—	356,639
INTERCOMPANY RECEIVABLE	5,834	864,884	75,684	(946,402)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	1,628,031	581,438	3,233,038	(5,442,507)	—
OTHER ASSETS	8,182	24,635	(2,352)	(14,625)	15,840
ASSETS OF DISCONTINUED OPERATIONS	—	—	2,888	—	2,888
Total Assets	$1,653,211	$3,115,236	$3,711,627	$(6,405,135)	$2,074,939

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	$—	$3,075	$7,450	$—	$10,525
Accounts payable and accrued liabilities	41,796	266,411	68,390	(1,356)	375,241
Liabilities of discontinued operations	—	—	4,333	—	4,333
Total Current Liabilities	41,796	269,486	80,173	(1,356)	390,099
LONG-TERM DEBT, net	1,040,449	3,119	50,181	—	1,093,749
INTERCOMPANY PAYABLES	71,634	457,265	444,557	(973,456)	—
OTHER LIABILITIES	21,569	81,582	15,017	(8,171)	109,997
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	3,331	—	3,331
Total Liabilities	1,175,448	811,452	593,259	(982,983)	1,597,176
SHAREHOLDERS’ EQUITY	477,763	2,303,784	3,118,368	(5,422,152)	477,763
Total Liabilities and Shareholders’ Equity	$1,653,211	$3,115,236	$3,711,627	$(6,405,135)	$2,074,939

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

CONDENSED CONSOLIDATING BALANCE SHEETS
At September 30, 2018

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CURRENT ASSETS
Cash and equivalents	15,976	16,353	37,429	—	69,758
Accounts receivable, net of allowances	—	234,885	69,729	(24,105)	280,509
Contract costs and recognized income not yet billed, net of progress payments	—	121,393	410	—	121,803
Inventories, net	—	332,067	66,373	(81)	398,359
Prepaid and other current assets	12,179	21,313	6,168	2,461	42,121
Assets of discontinued operations	—	—	324	—	324
Total Current Assets	28,155	726,011	180,433	(21,725)	912,874
PROPERTY, PLANT AND EQUIPMENT, net	936	299,920	41,636	—	342,492
GOODWILL	6,646	361,507	71,242	—	439,395
INTANGIBLE ASSETS, net	93	293,093	77,672	—	370,858
INTERCOMPANY RECEIVABLE	56,396	314,394	(121,445)	(249,345)	—
EQUITY INVESTMENTS IN SUBSIDIARIES	1,528,932	968,330	3,347,894	(5,845,156)	—
OTHER ASSETS	8,651	15,942	374	(8,612)	16,355
ASSETS OF DISCONTINUED OPERATIONS	—	—	2,916	—	2,916
Total Assets	1,629,809	2,979,197	3,600,722	(6,124,838)	2,084,890

CURRENT LIABILITIES
Notes payable and current portion of long-term debt	2,276	3,398	7,337	—	13,011
Accounts payable and accrued liabilities	26,639	303,154	59,531	(16,474)	372,850
Liabilities of discontinued operations	—	(22,327)	29,537	—	7,210
Total Current Liabilities	28,915	284,225	96,405	(16,474)	393,071
LONG-TERM DEBT, net	1,044,071	6,110	57,890	—	1,108,071
INTERCOMPANY PAYABLES	66,058	(77,760)	263,227	(251,525)	—
OTHER LIABILITIES	16,374	73,391	20,592	(3,647)	106,710
LIABILITIES OF DISCONTINUED OPERATIONS	—	—	2,647	—	2,647
Total Liabilities	1,155,418	285,966	440,761	(271,646)	1,610,499
SHAREHOLDERS’ EQUITY	474,391	2,693,231	3,159,961	(5,853,192)	474,391
Total Liabilities and Shareholders’ Equity	1,629,809	2,979,197	3,600,722	(6,124,838)	2,084,890

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Year Ended September 30, 2019

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$1,808,824	$437,542	$(37,077)	$2,209,289
Cost of goods and services	—	1,341,868	310,707	(38,555)	1,614,020
Gross profit	—	466,956	126,835	1,478	595,269

Selling, general and administrative expenses	22,566	340,147	97,661	(370)	460,004

Income (loss) from operations	(22,566)	126,809	29,174	1,848	135,265

Other income (expense)
Interest income (expense), net	(27,883)	(39,288)	(89)	—	(67,260)
Other, net	(778)	(16,653)	23,452	(1,848)	4,173
Total other income (expense)	(28,661)	(55,941)	23,363	(1,848)	(63,087)

Income (loss) before taxes	(51,227)	70,868	52,537	—	72,178
Provision (benefit) for income taxes	(7,425)	20,534	13,447	—	26,556
Income (loss) before equity in net income of subsidiaries	(43,802)	50,334	39,090	—	45,622
Equity in net income (loss) of subsidiaries	81,089	44,303	50,334	(175,726)	—
Income (loss) from continuing operations	$37,287	$94,637	$89,424	$(175,726)	$45,622
Income from operations of discontinued businesses	—	—	(11,050)	—	(11,050)
Provision (benefit) from income taxes	—	—	(2,715)	—	(2,715)
Income (loss) from discontinued operations	—	—	(8,335)	—	(8,335)
Net income (loss)	$37,287	$94,637	$81,089	$(175,726)	$37,287

Comprehensive income (loss)	$5,483	$87,851	$87,875	$(175,726)	$5,483

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Year Ended September 30, 2018

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$1,638,792	$367,149	$(28,023)	$1,977,918
Cost of goods and services	—	1,232,398	245,687	(29,348)	1,448,737
Gross profit	—	406,394	121,462	1,325	529,181
Selling, general and administrative expenses	37,540	308,338	90,872	(370)	436,380
Income (loss) from operations	(37,540)	98,056	30,590	1,695	92,801
Other income (expense)
Interest income (expense), net	(23,911)	(31,913)	(8,047)	—	(63,871)
Other, net	(7,666)	125,531	(111,248)	(1,737)	4,880
Total other income (expense)	(31,577)	93,618	(119,295)	(1,737)	(58,991)
Income (loss) before taxes	(69,117)	191,674	(88,705)	(42)	33,810
Provision (benefit) for income taxes	(17,692)	9,546	8,743	(42)	555
Income (loss) before equity in net income of subsidiaries	(51,425)	182,128	(97,448)	—	33,255
Equity in net income (loss) of subsidiaries	177,103	(151,864)	182,128	(207,367)	—
Income (loss) from continuing operations	125,678	30,264	84,680	(207,367)	33,255
Income (loss) from operations of discontinued businesses	—	119,981	—	—	119,981
Provision (benefit) from income taxes	—	27,558	—	—	27,558
Income (loss) from discontinued operations	—	92,423	—	—	92,423
Net Income (loss)	$125,678	$122,687	$84,680	$(207,367)	$125,678

Comprehensive income (loss)	$152,047	$143,936	$81,389	$(225,325)	$152,047

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Year Ended September 30, 2017

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
Revenue	$—	$1,284,189	$270,520	$(29,712)	$1,524,997
Cost of goods and services	—	966,283	181,634	(31,046)	1,116,871
Gross profit	—	317,906	88,886	1,334	408,126
Selling, general and administrative expenses	40,231	236,766	64,465	(370)	341,092
Income (loss) from operations	(40,231)	81,140	24,421	1,704	67,034
Other income (expense)
Interest income (expense), net	(13,804)	(24,242)	(13,403)	—	(51,449)
Other, net	(1,983)	5,431	(631)	(1,704)	1,113
Total other income (expense)	(15,787)	(18,811)	(14,034)	(1,704)	(50,336)
Income (loss) before taxes from continuing operations	(56,018)	62,329	10,387	—	16,698
Provision (benefit) for income taxes	(11,338)	24,560	(14,307)	—	(1,085)
Income (loss) before equity in net income of subsidiaries	(44,680)	37,769	24,694	—	17,783
Equity in net income (loss) of subsidiaries	59,592	(25,231)	37,770	(72,131)	—
Income (loss) from continuing operations	14,912	12,538	62,464	(72,131)	17,783
Income from operations of discontinued businesses	—	16,827	5,449	—	22,276
Provision (benefit) from income taxes	—	4,476	20,671	—	25,147
Loss from discontinued operations	—	12,351	(15,222)	—	(2,871)
Net income (loss)	$14,912	$24,889	$47,242	$(72,131)	$14,912

Comprehensive income (loss)	$35,672	$35,575	$38,337	$(73,912)	$35,672

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended September 30, 2019

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$37,287	$94,637	$81,089	$(175,726)	$37,287
Net (income) loss from discontinued operations	—	—	8,335	—	8,335
Net cash provided by operating activities	42,159	41,992	29,807	—	113,958
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(542)	(38,872)	(5,947)	—	(45,361)
Acquired business, net of cash acquired	(9,219)	—	—	—	(9,219)
Proceeds from sale of business	(9,500)	—	—	—	(9,500)
Insurance proceeds	(10,604)	—	—	—	(10,604)
Proceeds from sale of assets	—	254	26	—	280
Investment purchases	(149)	—	—	—	(149)
Net cash used in investing activities	(30,014)	(38,618)	(5,921)	—	(74,553)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(1,478)	—	—	—	(1,478)
Proceeds from long-term debt	163,297	—	38,451	—	201,748
Payments of long-term debt	(173,345)	(2,973)	(41,930)	—	(218,248)
Change in short-term borrowings	—	(366)	—	—	(366)
Financing costs	(1,090)	—	—	—	(1,090)
Acquisition costs	—	—	(1,686)	—	(1,686)
Dividends paid	(13,676)	—	—	—	(13,676)
Other, net	(180)	8,830	(8,830)	—	(180)
Net cash provided by (used in) financing activities	(26,472)	5,491	(13,995)	—	(34,976)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	—	—	(2,123)	—	(2,123)
Effect of exchange rate changes on cash and equivalents	—	(1)	314	—	313
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(14,327)	8,864	8,082	—	2,619
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	15,976	16,353	37,429	—	69,758
CASH AND EQUIVALENTS AT END OF PERIOD	$1,649	$25,217	$45,511	$—	$72,377

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

For the Year Ended September 30, 2018

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$125,678	$122,687	$84,680	$(207,367)	$125,678
Net (income) loss from discontinued operations	—	(92,423)	—	—	(92,423)
Net cash provided by (used in) operating activities	381,417	(405,174)	108,981	(27,032)	58,192
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(544)	(41,531)	(8,063)	—	(50,138)
Acquired business, net of cash acquired	(368,936)	(4,843)	(57,153)	—	(430,932)
Proceeds from sale of business	—	474,727	—	—	474,727
Insurance proceeds (payments)	8,254	—	—	—	8,254
Proceeds from sale of assets	—	62	601	—	663
Net cash provided by (used in) investing activities	(361,226)	428,415	(64,615)	—	2,574
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(45,605)	—	—	—	(45,605)
Proceeds from long-term debt	411,623	2,125	29,310	—	443,058
Payments of long-term debt	(269,478)	(5,403)	(26,112)	—	(300,993)
Change in short-term borrowings	—	144	—	—	144
Financing costs	(7,793)	—	—	—	(7,793)
Dividends paid	(49,797)	—	—	—	(49,797)
Other, net	(46,405)	4,733	14,691	27,032	51
Net cash provided by (used in) financing activities	(7,455)	1,599	17,889	27,032	39,065
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	—	(16,394)	(62,533)	—	(78,927)
Effect of exchange rate changes on cash and equivalents	—	(159)	1,332	—	1,173
NET INCREASE IN CASH AND EQUIVALENTS	12,736	8,287	1,054	—	22,077
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	3,240	8,066	36,375	—	47,681
CASH AND EQUIVALENTS AT END OF PERIOD	$15,976	$16,353	$37,429	$—	$69,758

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

For the Year Ended September 30, 2017

	Parent Company	Guarantor Companies	Non-Guarantor Companies	Elimination	Consolidation
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,912	$24,889	$47,242	$(72,131)	$14,912
Net income (loss) from discontinued operations	—	(12,351)	15,222	—	2,871
Net cash provided by (used in) operating activities	(10,771)	56,320	3,602	—	49,151
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(15)	(27,902)	(7,020)	—	(34,937)
Acquired business, net of cash acquired	—	—	(34,719)	—	(34,719)
Investment purchases	(1,824)	—	—	—	(1,824)
Proceeds from sale of property, plant and equipment	—	144	(1)	—	143
Net cash used in investing activities	(1,839)	(27,758)	(41,740)	—	(71,337)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(15,841)	—	—	—	(15,841)
Proceeds from long-term debt	201,124	—	32,319	—	233,443
Payments of long-term debt	(149,109)	(1,282)	(20,063)	—	(170,454)
Share premium payment on settled debt	(24,997)	—	—	—	(24,997)
Financing costs	(1,548)	—	—	—	(1,548)
Purchase of ESOP shares	(10,908)	—	—	—	(10,908)
Dividends paid	(10,325)	—	—	—	(10,325)
Other, net	20,937	(34,806)	13,799	—	(70)
Net cash provided by (used in) financing activities	9,333	(36,088)	26,055	—	(700)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by (used in) discontinued operations	—	(12,100)	9,950	—	(2,150)
Effect of exchange rate changes on cash and equivalents	—	—	164	—	164
NET DECREASE IN CASH AND EQUIVALENTS	(3,277)	(19,626)	(1,969)	—	(24,872)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	6,517	27,692	38,344	—	72,553
CASH AND EQUIVALENTS AT END OF PERIOD	$3,240	$8,066	$36,375	$—	$47,681

GRIFFON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(US dollars and non US currencies in thousands, except per share data)

NOTE 22 – SUBSEQUENT EVENTS

On November 13, 2019, the Board of Directors declared a cash dividend of $0.0750 per share, payable on December 19, 2019 to shareholders of record as of the close of business on November 27, 2019. Griffon currently intends to pay dividends each quarter; however, payment of dividends is determined by the Board of Directors, at its discretion, based on various factors, and no assurance can be provided as to the payment of future dividends.

*****

SCHEDULE II

GRIFFON CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended September 30, 2019, 2018 and 2017
(in thousands)

Description	Balance at Beginning of Year	Recorded to Cost and Expense	Accounts Written Off, net	Other (1)	Balance at End of Year
FOR THE YEAR ENDED SEPTEMBER 30, 2019
Allowance for Doubtful Accounts
Bad debts	$1,824	$464	(425)	$18	$1,881
Sales returns and allowances	4,584	(2,331)	3,748	—	6,000
	$6,408	$(1,867)	$3,323	$18	$7,881

Inventory valuation	$26,065	$2,774	$(2,614)	$(56)	$26,169

Deferred tax valuation allowance	$8,520	$2,302	$—	$—	$10,823

FOR THE YEAR ENDED SEPTEMBER 30, 2018
Allowance for Doubtful Accounts
Bad debts	$1,109	$(40)	$11	$744	$1,824
Sales returns and allowances	4,857	(5,880)	5,208	399	4,584
	$5,966	$(5,920)	$5,219	$1,143	$6,408

Inventory valuation	$16,419	$1,924	$(306)	$8,028	$26,065

Deferred tax valuation allowance	$17,466	$(8,946)	$—	$—	$8,520

FOR THE YEAR ENDED SEPTEMBER 30, 2017
Allowance for Doubtful Accounts
Bad debts	$1,217	$279	$(387)	$—	$1,109
Sales returns and allowances	3,475	1,401	(19)	—	4,857
	$4,692	$1,680	$(406)	$—	$5,966

Inventory valuation	$15,338	$851	$203	$27	$16,419

Deferred tax valuation allowance	$12,832	$4,634	$—	$—	$17,466

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

SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition. Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2019.

Management’s Report on Internal Control over Financial Reporting

Griffon’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Griffon’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Griffon’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluates the effectiveness of Griffon’s internal control over financial reporting using the criteria set forth by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management, under the supervision and with the participation of Griffon’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of Griffon’s internal control over financial reporting as of September 30, 2019 and concluded that it is effective.

Griffon’s independent registered public accounting firm, Grant Thornton LLP, has audited the effectiveness of Griffon’s internal control over financial reporting as of September 30, 2019, and has expressed an unqualified opinion in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Controls

There were no changes in Griffon’s internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the fourth quarter of the year ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

The information required by Part III: Item 10, Directors, Executive Officers and Corporate Governance (with respect to directors and corporate governance); Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Item 13, Certain Relationships and Related Transactions, and Director Independence; and Item 14, Principal Accountant Fees and Services, is included in and incorporated by reference to Griffon’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in January, 2020, to be filed with the Securities and Exchange Commission within 120 days following the end of Griffon’s fiscal year ended September 30, 2019. Information required by Part III, Item 10, relating to the executive officers of the Registrant, appears under Item 1 of this report.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements – Covered by Report of Independent Registered Public Accounting Firm
	(A)	Consolidated Balance Sheets at September 30, 2019 and 2018
	(B)	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Fiscal Years Ended September 30, 2019, 2018 and 2017
	(C)	Consolidated Statements of Cash Flows for the Fiscal Years Ended September 30, 2019, 2018 and 2017
	(D)	Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended September 30, 2019, 2018 and 2017
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
2.1
Asset and Stock Purchase Agreement, dated as of September 1, 2017, by and between Emerson Electric Co. and ClosetMaid Acquisition Corp. (Exhibit 2.1 to the Current Report on Form 8-K filed September 8, 2017 (Commission File No. 1-06620)).

2.2
Amendment No. 1 to Asset and Stock Purchase Agreement dated as of September 1, 2017, entered into September 25, 2017, by and among Emerson Electric Co. and ClosetMaid LLC (Exhibit 2.1 to Current Report on Form 8-K dated September 27, 2017 (Commission File No. 1-06620)).

2.3
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

10.16**
Amendment No. 2 to Employment Agreement made as of December 12, 2013 by and between Griffon Corporation and Ronald J. Kramer (Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 (Commission File No. 1-06620))

10.17**
Griffon Corporation Director Compensation Program, amended and restated as of January 31, 2018 (Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 (Commission File No. 1-06620)).

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

10.28*
Third Amendment, dated as of February 9, 2018, to Third Amended and Restated Credit Agreement, dated as of March 22, 2016, among Griffon Corporation, the several banks and other financial institutions or entities from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents party thereto.

10.29
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

Exhibit No.
10.30
Fifth Amendment, dated as of February 22, 2019, to Third Amended and Restated Credit Agreement, dated as of March 22, 2016, among Griffon Corporation, the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A., as administrative agent, and the other agents party thereto (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.31
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

Item 16. Form 10-K Summary.

None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Griffon has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of November 2019.

Griffon Corporation
By:	/s/ Ronald J. Kramer
Ronald J. Kramer,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 21, 2019 by the following persons on behalf of the Registrant in the capacities indicated:

/s/ Ronald J. Kramer	Chairman of the Board and Chief Executive Officer
Ronald J. Kramer	(Principal Executive Officer)
/s/ Robert F. Mehmel	President, Chief Operating Officer and
Robert F. Mehmel	Director
/s/ Brian G. Harris	Senior Vice President and Chief Financial Officer
Brian G. Harris	(Principal Financial Officer)
/s/ W. Christopher Durborow	Vice President, Controller and Chief Accounting Officer
W. Christopher Durborow	(Principal Accounting Officer)

/s/ Henry A. Alpert	Director
Henry A. Alpert
/s/ Thomas Brosig	Director
Thomas Brosig
/s/ Louis J. Grabowsky	Director
Louis J. Grabowsky
/s/ Robert G. Harrison	Director
Robert G. Harrison
/s/ Lacy M. Johnson	Director
Lacy M. Johnson
/s/ Victor Eugene Renuart	Director
Victor Eugene Renuart
/s/ James W. Sight	Director
James W. Sight
/s/ Kevin F. Sullivan	Director
Kevin F. Sullivan
/s/ Samanta Hegedus Stewart	Director
Samanta Hegedus Stewart
/s/ Cheryl L. Turnbull	Director
Cheryl L. Turnbull
/s/ William H. Waldorf	Director
William H. Waldorf